Form 10-Q
period 2012-03-31
COLE CREDIT PROPERTY TRUST IV, INC.
filed 2012-05-15
CIK 1498547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 333-169533

COLE CREDIT PROPERTY TRUST IV, INC.

(Exact name of registrant as specified in its charter)

Maryland	27-3148135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2325 East Camelback Road, Suite 1100 Phoenix, Arizona 85016	(602) 778-8700
(Address of principal executive offices; zip code)	(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 10, 2012, there were 996,694 shares of common stock, par value $0.01, of Cole Credit Property Trust IV, Inc. outstanding.

COLE CREDIT PROPERTY TRUST IV, INC.

PART I

FINANCIAL INFORMATION

The accompanying condensed consolidated unaudited interim financial statements as of and for the three months ended March 31, 2012 have been prepared by Cole Credit Property Trust IV, Inc. (the “Company,” “we,” “us,” or “our”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements, and should be read in conjunction with the audited consolidated balance sheet and related notes thereto included in the Company’s Registration Statement on Form S-11 as declared effective on January 26, 2012. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results expected for the full year. The information furnished in our accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statement of operations, stockholder’s equity, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We make no representation or warranty (expressed or implied) about the accuracy of any such forward looking statements contained in the Quarterly Report on Form 10-Q. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of the Company’s prospectus.

COLE CREDIT PROPERTY TRUST IV, INC.

CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS

	March 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$198,874	$200,000
Restricted cash	975,950	—

Total assets	$1,174,824	$200,000

LIABILITIES & STOCKHOLDER’S EQUITY
Accrued expenses	$34,062	$—
Escrowed investor proceeds	975,950	—

Total liabilities	1,010,012	—

Commitments and contingencies
STOCKHOLDER’S EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 490,000,000 shares authorized, 20,000 shares issued and outstanding	200	200
Capital in excess of par value	199,800	199,800
Accumulated deficit	(35,188)	—

Total stockholder’s equity	164,812	200,000

Total liabilities and stockholder’s equity	$1,174,824	$200,000

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.

CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF OPERATIONS

Three Months Ended March 31, 2012
Expenses:
General and administrative expenses	$35,188

Net loss	$(35,188)

Weighted average number of common shares outstanding	20,000

Net loss per common share	$(1.76)

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.

CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDER’S EQUITY

	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Total Stockholder’s Equity
	Number of Shares	Par Value
Balance, January 1, 2012	20,000	$200	$199,800	$—	$200,000
Net loss	—	—	—	(35,188)	(35,188)

Balance, March 31, 2012	20,000	$200	$199,800	$(35,188)	$164,812

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.

CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2012
Cash flows from operating activities
Net loss	$(35,188)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities
Accrued expenses	34,062

Net cash used in operating activities	(1,126)

Cash flows from investing activities
Change in restricted cash	(975,950)

Net cash used in investing activities	(975,950)

Cash flows from financing activities
Change in escrowed investor proceeds	975,950

Net cash provided by financing activities	975,950

Net decrease in cash and cash equivalents	(1,126)
Cash and cash equivalents, beginning of period	200,000

Cash and cash equivalents, end of period	$198,874

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

March 31, 2012

Note 1 — ORGANIZATION AND BUSINESS

Cole Credit Property Trust IV, Inc. (the “Company”) was formed on July 27, 2010 and is a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes beginning with the year ending December 31, 2012. The Company is the sole general partner of and owns a 99.9% partnership interest in Cole Operating Partnership IV, LP, a Delaware limited partnership (“CCPT IV OP”). Cole REIT Advisors IV, LLC (“CR IV Advisors”), the affiliated advisor to the Company, is the sole limited partner and owner of an insignificant noncontrolling partnership interest of 0.1% of CCPT IV OP. Substantially all of the Company’s business is conducted through CCPT IV OP.

On January 26, 2012, pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933, as amended, the Company commenced its initial public offering on a “best efforts” basis of a minimum of 250,000 shares and a maximum of 250.0 million shares of its common stock at a price of $10.00 per share, and up to 50.0 million additional shares to be issued pursuant to a distribution reinvestment plan (the “DRIP”) under which the Company’s stockholders may elect to have distributions reinvested in additional shares of common stock at a price of $9.50 per share (the “Offering”). The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio of core commercial real estate investments primarily consisting of necessity retail properties located throughout the United States, including U.S. protectorates. The Company expects that the retail properties primarily will be single-tenant properties and multi-tenant “power centers” anchored by large, creditworthy national or regional retailers. The Company expects that the retail properties typically will be subject to long-term triple net or double net leases, whereby the tenant will be obligated to pay for most of the expenses of maintaining the property. As of March 31, 2012, the Company has not acquired any properties.

Pursuant to the terms of the Offering, the Company is required to deposit all subscription proceeds in escrow pursuant to the terms of an escrow agreement with UMB Bank, N.A. (the “Escrow Agreement”) until the Company receives subscriptions aggregating at least $2.5 million, excluding subscriptions received from the Company’s advisor or its affiliates. As of March 31, 2012, the Company had $976,000 in investor proceeds held in escrow.

Subsequent to March 31, 2012, the Company satisfied certain conditions of the Escrow Agreement and on April 13, 2012, issued approximately 308,000 shares of the Company’s common stock in the Offering, resulting in gross proceeds of $3.1 million and commenced principal operations. In addition, the Company has special escrow provisions for residents of Pennsylvania and Tennessee which have not been satisfied as of May 10, 2012 and, therefore, the Company has not accepted subscriptions from residents of Pennsylvania and Tennessee.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results.

The accompanying condensed consolidated unaudited financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

COLE CREDIT PROPERTY TRUST IV, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2012

Investment in and Valuation of Real Estate and Related Assets

The Company will be required to make subjective assessments as to the useful lives of its depreciable assets. The Company will consider the period of future benefit of each respective asset to determine the appropriate useful life of the assets. Real estate assets will be stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate and related assets will consist of construction and any tenant improvements, major improvements and betterments that extend the useful life of the real estate and related assets and leasing costs. All repairs and maintenance will be expensed as incurred.

Real estate assets, other than land, will be depreciated or amortized on a straight-line basis. The Company expects that the estimated useful lives of the Company’s assets by class will generally be as follows:

Building and capital improvements	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lesser of useful life or lease term

The Company will continually monitor events and changes in circumstances that could indicate that the carrying amounts of its real estate and related assets may not be recoverable. Impairment indicators that the Company will consider include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company will assess the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted cash flows do not exceed the carrying value, the Company will adjust the real estate and related assets to their respective fair values and recognize an impairment loss. Generally fair value is determined using a discounted cash flow analysis and recent comparable sales transactions.

When developing estimates of expected future cash flows, the Company will make assumptions regarding future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, terminal capitalization and discount rates, the expected number of months it takes to re-lease the property, required tenant improvements and the number of years the property will be held for investment. The use of alternative assumptions in the future cash flow analysis could result in a different determination of the property’s future cash flows and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the fair value of the real estate and related assets.

When a real estate asset is identified as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimates the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying value of the asset, an adjustment to the carrying value would be recorded to reflect the estimated fair value of the property, net of selling costs.

Allocation of Purchase Price of Real Estate and Related Assets

Upon the acquisition of real properties, the Company will allocate the purchase price to acquired tangible assets, consisting of land, buildings and improvements, and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases, based in each case on their respective fair values. Acquisition related expenses will be expensed as incurred. The Company will utilize independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and building). The Company will obtain an independent appraisal for each real property acquisition. The information in the appraisal, along with any additional information available to the Company’s management, will be used in estimating the amount of the purchase price that will be allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm will have no involvement in management’s allocation decisions other than providing this market information.

COLE CREDIT PROPERTY TRUST IV, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2012

The fair values of above market and below market lease values will be recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) an estimate of fair market lease rates for the corresponding in-place leases, which will generally be obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease including any bargain renewal periods, with respect to a below market lease. The above market and below market lease values will be capitalized as intangible lease assets or liabilities, respectively. Above market lease values will be amortized as a reduction of rental income over the remaining terms of the respective leases. Below market leases will be amortized as an increase to rental income over the remaining terms of the respective leases, including any bargain renewal periods. In considering whether or not the Company expects a tenant to execute a bargain renewal option, the Company will evaluate economic factors and certain qualitative factors at the time of acquisition, such as the financial strength of the tenant, remaining lease term, the tenant mix of the leased property, the Company’s relationship with the tenant and the availability of competing tenant space. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market or below market lease values relating to that lease would be recorded as an adjustment to rental income.

The fair values of in-place leases will include estimates of direct costs associated with obtaining a new tenant and opportunity costs associated with lost rental and other property income, which are avoided by acquiring a property with an in-place lease. Direct costs associated with obtaining a new tenant will include commissions and other direct costs and will be estimated in part by utilizing information obtained from independent appraisals and management’s consideration of current market costs to execute a similar lease. The intangible values of opportunity costs, which will be calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease, will be capitalized as intangible lease assets and will be amortized to expense over the remaining term of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.

The Company will estimate the fair value of assumed mortgage notes payable based upon indications of current market pricing for similar types of debt financing with similar maturities. Assumed mortgage notes payable will initially be recorded at their estimated fair value as of the assumption date, and the difference between such estimated fair value and the mortgage note’s outstanding principal balance will be amortized to interest expense over the term of the respective mortgage note payable.

The determination of the fair values of the real estate and related assets and liabilities acquired will require the use of significant assumptions with regard to the current market rental rates, rental growth rates, capitalization and discount rates, interest rates and other variables. The use of alternative estimates may result in a different allocation of the Company’s purchase price, which could impact the Company’s results of operations.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities when purchased of three months or less to be cash equivalents. The Company considers investments in highly liquid money market accounts to be cash equivalents.

Restricted Cash

Restricted cash as of March 31, 2012 consists of escrowed investor proceeds of $976,000 for which shares of common stock had not been issued.

Concentration of Credit Risk

As of March 31, 2012, the Company had no cash on deposit in excess of federally insured levels. The Company limits significant cash holdings to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.

COLE CREDIT PROPERTY TRUST IV, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2012

Revenue Recognition

The Company expects that certain properties will have leases where minimum rental payments increase during the term of the lease. The Company will record rental income for the full term of each lease on a straight-line basis. When the Company acquires a property, the terms of existing leases will be considered to commence as of the acquisition date for the purposes of determining this calculation. The Company will defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved.

Income Taxes

The Company intends to qualify and make an election to be taxed as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 2012. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes its taxable income to its stockholders, and so long as it distributes at least 90% of its annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

Offering and Related Costs

CR IV Advisors funds all of the organization and offering costs on the Company’s behalf and may be reimbursed for such costs up to 2.0% of gross proceeds from the Offering, excluding selling commissions and the dealer manager fees of 7.0% and 2.0%, respectively. As of March 31, 2012, CR IV Advisors had incurred $1.1 million of costs related to the organization of the Company and the Offering. These costs are not included in the financial statements of the Company as of March 31, 2012 because such costs were not a liability of the Company as subscriptions for the minimum number of shares of common stock were not received and accepted by the Company. This amount will become payable to CR IV Advisors as the Company raises additional proceeds in the Offering. When recorded by the Company, organization costs will be expensed as incurred and the offering costs, which include items such as legal and accounting fees, marketing and personnel, promotional and printing costs, will be recorded as a reduction of capital in excess of par value along with selling commissions and dealer manager fees in the period in which they become payable.

Stockholder’s Equity

As of March 31, 2012, the Company was authorized to issue 490.0 million shares of common stock and 10.0 million shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On August 11, 2010, the Company sold 20,000 shares of common stock, at $10.00 per share, to Cole Holdings Corporation, the indirect owner of the Company’s advisor and dealer-manager. The Company’s board of directors may amend the charter to authorize the issuance of additional shares of capital stock without obtaining shareholder approval. The par value of investor proceeds raised from the Offering will be classified as common stock, with the remainder allocated to capital in excess of par value.

Distributions Payable and Distribution Policy

In order to qualify and maintain its status as a REIT, the Company is required to, among other things, make distributions each taxable year equal to at least 90% of its taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). To the extent that funds are available, the Company intends to pay regular distributions to stockholders. Distributions are paid to stockholders of record as of applicable record dates. The Company has not yet elected, and has not yet qualified, to be taxed as a REIT.

The Company’s board of directors authorized a daily distribution, based on 366 days in the calendar year, of $0.001707848 per share (which equates to 6.25% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the period commencing April 14, 2012, the first day following the release from escrow of the subscription proceeds received in the Offering, and ending on June 30, 2012. As of March 31, 2012, the requirements of the Escrow Agreement had not been met and the Company had no distributions payable.

COLE CREDIT PROPERTY TRUST IV, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2012

Redeemable Common Stock

Under the Company’s share redemption program, the Company’s requirement to redeem its shares is limited to the net proceeds received by the Company from the sale of shares under the DRIP, net of shares redeemed to date. As of March 31, 2012 and December 31, 2011, the Company had not issued shares of common stock under the DRIP and had not redeemed any shares. Changes in the amount of redeemable common stock from period to period are recorded as an adjustment to capital in excess of par value.

New Accounting Pronouncements

In June 2011, the U.S. Financial Accounting Standards Board issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 became effective for the Company beginning January 1, 2012. The adoption of ASU 2011-05 did not have a material effect on the Company’s consolidated financial statements or disclosures, because the Company’s net loss equals its comprehensive loss.

NOTE 3 — FAIR VALUE MEASUREMENTS

GAAP defines fair value, establishes a framework for measuring fair value, and requires disclosures about fair value measurements. GAAP emphasizes that fair value is intended to be a market-based measurement, as opposed to a transaction-specific measurement.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, various techniques and assumptions can be used to estimate the fair value. Assets and liabilities are measured using inputs from three levels of the fair value hierarchy, as follows:

Level 1 – Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. An active market is defined as a market in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 – Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active (markets with few transactions), inputs other than quoted prices that are observable for the asset or liability (i.e. interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data correlation or other means (market corroborated inputs).

Level 3 – Unobservable inputs, which are only used to the extent that observable inputs are not available, reflect the Company’s assumptions about the pricing of an asset or liability.

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

Cash and cash equivalents, restricted cash, and accrued expenses – The Company considers the carrying values of these financial assets and liabilities to approximate fair value because of the short period of time between their origination and their expected realization.

COLE CREDIT PROPERTY TRUST IV, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2012

NOTE 4 — COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. The Company is not aware of any pending legal proceedings of which the outcome is reasonably possible to have a material effect on its results of operations, financial condition or liquidity.

Environmental Matters

In connection with the ownership and operation of real estate, the Company potentially may be liable for costs and damages related to environmental matters. In addition, the Company may acquire certain properties that are subject to environmental remediation. The Company intends to carry environmental liability insurance on its properties that will provide limited coverage for remediation liability and pollution liability for third-party bodily injury and property damage claims. The Company is not aware of any environmental matters which it believes will have a material effect on its results of operations, financial condition or liquidity.

NOTE 5 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS

Certain affiliates of the Company will receive fees and compensation in connection with the Offering, and the acquisition, management and sale of assets of the Company; however, there were no transactions which resulted in related party fees to be incurred during the three months ended March 31, 2012.

Offering

Cole Capital Corporation (“Cole Capital”), the Company’s dealer-manager, which is affiliated with our advisor, will receive a selling commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. Cole Capital intends to reallow 100% of selling commissions earned to participating broker-dealers. In addition, Cole Capital will receive up to 2.0% of gross offering proceeds before reallowance to participating broker-dealers as a dealer-manager fee in connection with the Offering. Cole Capital, in its sole discretion, may reallow all or a portion of its dealer-manager fee to such participating broker-dealers.

All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions and the dealer-manager fee) are paid by CR IV Advisors or its affiliates and could be reimbursed by the Company up to 2.0% of aggregate gross offering proceeds. A portion of the other organization and offering expenses may be underwriting compensation. As of March 31, 2012, CR IV Advisors had paid organization and offering costs of $1.1 million in connection with the Offering. These costs were not included in the financial statements of the Company as of March 31, 2012 because such costs were not a liability of the Company as subscriptions for the minimum number of shares of common stock were not received and accepted by the Company. This amount will become payable to CR IV Advisors as the Company continues to raise additional proceeds in the Offering.

Acquisitions and Operations

CR IV Advisors or its affiliates will receive acquisition fees of up to 2.0% of: (1) the contract purchase price of each property or asset the Company acquires; (2) the amount paid in respect of the development, construction or improvement of each asset the Company acquires; (3) the purchase price of any loan the Company acquires; and (4) the principal amount of any loan the Company originates. Additionally, CR IV Advisors or its affiliates will be reimbursed for acquisition expenses incurred in the process of acquiring properties, so long as the total acquisition fees and expenses relating to the transaction does not exceed 6.0% of the contract purchase price.

The Company will pay CR IV Advisors a monthly advisory fee based upon the Company’s monthly average invested assets, which is equal to the following amounts: (1) an annualized rate of 0.75% will be paid on the Company’s average invested assets that are between $0 to $2.0 billion; (2) an annualized rate of 0.70% will be paid on the Company’s average invested assets that are between $2.0 billion to $4.0 billion; and (3) an annualized rate of 0.65% will be paid on the Company’s average invested assets that are over $4.0 billion.

COLE CREDIT PROPERTY TRUST IV, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2012

The Company will reimburse CR IV Advisors for the expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse for any amount by which its operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2.0% of average invested assets, or (2) 25.0% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse for personnel costs in connection with services for which CR IV Advisors receives acquisition fees or disposition fees.

Liquidation/Listing

If CR IV Advisors or its affiliates provides a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of properties, the Company will pay CR IV Advisors or its affiliate a disposition fee in an amount equal to up to one-half of the brokerage commission paid on the sale of property, not to exceed 1.0% of the contract price of the property sold; provided, however, in no event may the disposition fee paid to CR IV Advisors or its affiliates, when added to the real estate commissions paid to unaffiliated third parties, exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price.

If the Company is sold or its assets are liquidated, CR IV Advisors will be entitled to receive a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after investors have received a return of their net capital invested and an 8.0% annual cumulative, non-compounded return. Alternatively, if the Company’s shares are listed on a national securities exchange, CR IV Advisors will be entitled to a subordinated performance fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing, exceeds the sum of the total amount of capital raised from investors and the amount of distributions necessary to generate an 8.0% annual cumulative, non-compounded return to investors. As an additional alternative, upon termination of the advisory agreement, CR IV Advisors may be entitled to a subordinated performance fee similar to that to which CR IV Advisors would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination.

NOTE 6 — ECONOMIC DEPENDENCY

Under various agreements, the Company has engaged or will engage CR IV Advisors and its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company’s common stock available for issuance, as well as other administrative responsibilities for the Company including accounting services and investor relations. As a result of these relationships, the Company is dependent upon CR IV Advisors and its affiliates. In the event that these companies are unable to provide the Company with these services, the Company would be required to find alternative providers of these services.

NOTE 7 — SUBSEQUENT EVENTS

Status of the Offering

On April 13, 2012, the Company satisfied the conditions of the Escrow Agreement and issued approximately 308,000 shares of the Company’s common stock in the offering, resulting in gross proceeds of $3.1 million to the Company. Upon satisfaction of the conditions of the Escrow Agreement, the Company commenced its principal operations.

As of May 10, 2012, the Company had accepted investors’ subscriptions for, and issued, approximately 976,000 shares of its common stock in the Offering, resulting in gross proceeds to the Company of $9.7 million. In addition, the Company has special escrow provisions for residents of Pennsylvania and Tennessee which have not been satisfied as of May 10, 2012 and, therefore, the Company has not accepted subscriptions from residents of Pennsylvania and Tennessee.

COLE CREDIT PROPERTY TRUST IV, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

March 31, 2012

Credit Facility and Series C Loan

Subsequent to March 31, 2012, the Company entered into a revolving bank credit facility (the “Credit Facility”) and a subordinate revolving line of credit with Series C, LLC (“Series C”), an affiliate of the Company’s advisor (the “Series C Loan”). The Credit Facility allows the Company to borrow up to $50.0 million in revolving loans. The Series C Loan has been approved by a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to the Company than a comparable loan between unaffiliated parties under the same circumstances. As of May 10, 2012, the borrowing base under the Credit Facility based on the underlying collateral pool for qualified properties and amount outstanding under the Credit Facility was $21.0 million. The Series C Loan allows the Company to borrow up to $10.0 million in revolving loans. As of May 10, 2012, we had $4.7 million outstanding under the Series C Loan.

Investment in Real Estate Assets

Subsequent to March 31, 2012, the Company acquired a 100% interest in nine commercial real estate properties, including two properties acquired from Series C, for an aggregate purchase price of $30.6 million. A majority of the Company’s board of directors (including a majority of the Company’s independent directors) approved the two related party acquisitions as being fair and reasonable to the Company, and determined that the cost to the Company of each property was equal to its cost to Series C (including acquisition related expenses). In addition, the purchase price of each property, exclusive of closing costs, was less than its current appraised value, as determined by an independent third party appraiser. The acquisitions were funded with net proceeds of the Offering and with borrowings from the Credit Facility and the Series C Loan. The Company has not completed its initial purchase price allocations with respect to these properties. Acquisition related expenses totaling $764,000 were expensed as incurred.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q. The following discussion should be read in conjunction with our audited consolidated balance sheet, and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Registration Statement on Form S-11. The terms “we,” “us,” “our” and the “Company” refer to Cole Credit Property Trust IV, Inc. and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our condensed consolidated unaudited financial statements and the notes thereto.

Forward-Looking Statements

Except for historical information, this section contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including discussion and analysis of our financial condition and our subsidiaries, our anticipated capital expenditures, amounts of anticipated cash distributions to our stockholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of our business and industry. Words such as “may,” “will,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” or comparable words, variations and similar expressions are intended to identify forward-looking statements. All statements not based on historical fact are forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or implied in the forward-looking statements. A full discussion of our risk factors may be found in the “Risk Factors” section in our prospectus relating to the Offering.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Investors are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Quarterly Report on Form 10-Q include, among others, changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, rent relief, inability to obtain new tenants upon the expiration or termination of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our prospectus relating to the Offering.

Management’s discussion and analysis of financial condition and results of operations are based upon our condensed consolidated unaudited financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

Overview

We were formed on July 27, 2010, and we intend to qualify as a REIT beginning with the taxable year ending December 31, 2012. We intend to use substantially all of the net proceeds from our offering to acquire and operate a diverse portfolio of retail and other income-producing commercial properties, which are leased to creditworthy tenants under long-term leases. We expect that most of the properties will be strategically located throughout the United States and U.S. protectorates and subject to long-term triple net or double net leases, whereby the tenant will be obligated to pay for all or most of the expenses of maintaining the property (including real estate taxes, special assessments and sales and use taxes, utilities, insurance, building repairs and common area maintenance related to the property). We generally intend to hold each property we acquire for an extended period, of more than seven years.

Recent Market Conditions

Beginning in late 2007, domestic and international financial markets experienced significant disruptions that were brought about in large part by challenges in the world-wide banking system. These disruptions severely impacted the availability of credit and contributed to rising costs associated with obtaining credit. Since 2010, the volume of mortgage lending for commercial real estate has been increasing and lending terms improved; however, such lending activity continues to be significantly less than previous levels. Although lending market conditions have improved and they continue to improve, certain factors continue to negatively affect the lending environment, including the sovereign credit issues of certain countries in the European Union. We may experience more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance any debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We expect to manage the current mortgage lending environment by considering alternative lending sources, including the securitization of debt, utilizing fixed rate loans, short-term variable rate loans, assuming existing mortgage loans in connection with property acquisitions, or entering into interest rate lock or swap agreements, or any combination of the foregoing.

The economic downturn has led to high unemployment rates and a decline in consumer spending. These economic trends have adversely impacted the retail and real estate markets by causing higher tenant vacancies, declining rental rates and declining property values. In 2011 and the first quarter of 2012, the economy improved and continues to show signs of recovery. Additionally, the real estate markets have experienced an improvement in property values, occupancy and rental rates; however, in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. These factors may impact us as we acquire properties and begin principal operations.

Results of Operations

As of March 31, 2012, we had not broken escrow in our initial public offering or acquired any investments. For the three months ended March 31, 2012, we incurred a net loss of $35,000, which related to general and administrative expenses consisting of board of directors’ fees and legal fees.

Our management is not aware of any material trends or uncertainties, other than national economic conditions affecting real estate and the debt markets generally that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition and operation of real properties and real estate-related investments.

Distributions

On February 23, 2012, our board of directors authorized a daily distribution, based on 366 days in the calendar year, of $0.001707848 per share (which equates to 6.25% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of each day of the period commencing on April 14, 2012, the first day following the release from escrow of the subscription proceeds received in the Offering and ending on June 30, 2012.

Liquidity and Capital Resources

General

Our principal demands for funds will be for real estate and real estate-related investments, for the payment of operating expenses and distributions, for the payment of principal and interest on any outstanding indebtedness and to satisfy redemption requests. Generally, we expect to meet cash needs for items other than acquisitions from our cash flow from operations, and we expect to meet cash needs for acquisitions from the net proceeds of our Offering and from debt financings. We expect the sources of our operating cash flows will primarily be provided by the rental income received from future leased properties. We expect to raise capital through our Offering and to utilize such funds and future proceeds from secured or unsecured financing to complete future property acquisitions.

Short-term Liquidity and Capital Resources

On a short-term basis, our principal demands for funds will be for operating expenses incurred before we have raised the minimum offering of 250,000 shares. We do not expect our operating expenses to be significant until we make an initial investment from the proceeds from the Offering. After we make an initial investment, we expect our principal demands for funds will be for operating expenses, distributions and interest and principal on any future indebtedness. We expect to meet our short-term liquidity requirements through net cash provided by operations and proceeds from the Offering, as well as secured or unsecured borrowings from banks and other lenders to finance our expected future acquisitions.

We expect our operating cash flows to increase as we acquire properties. Assuming a maximum offering and assuming all shares available under our DRIP are sold, we expect that approximately 88.1% of the gross proceeds from the sale of our common stock will be invested in real estate and real estate-related assets, while the remaining approximately 11.9% will be used for working capital and to pay costs of the offering, including sales commissions and the dealer manager fee, and fees and expenses of our advisor in connection with acquiring properties. CR IV Advisors pays the organizational and other offering costs associated with the sale of our common stock, which we reimburse in an amount up to 2.0% of the gross proceeds of our Offering. As of March 31, 2012, CR IV Advisors had paid offering and organization costs of $1.1 million in connection with our Offering. We had not reimbursed CR IV Advisors for such costs, as such costs were not our liability as subscriptions for the minimum number of shares of common stock were not received and accepted by us as of March 31, 2012. This amount will become payable to CR IV Advisors as the Company raises additional proceeds in the Offering.

Long-term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related investments and the payment of acquisition related expenses, operating expenses, distributions and redemptions to stockholders and interest and principal on any future indebtedness. We expect to meet our long-term liquidity requirements through proceeds from the sale of our common stock, proceeds from secured or unsecured financings from banks and other lenders, and net cash flows from operations.

We expect that substantially all net cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we may use other sources to fund distributions, as necessary, including proceeds from our Offering and/or future borrowings. To the extent that cash flows from operations are lower due to fewer properties being acquired or lower than expected returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash flows from the Offering or debt financings will be used to fund acquisitions, certain capital expenditures identified at acquisition, repayments of outstanding debt or distributions to our stockholders.

We intend to borrow money to acquire properties and make other investments. There is no limitation on the amount we may borrow against any single improved property. Our borrowings will not exceed 300% of our net assets as of the date of any borrowing, which is the maximum level of indebtedness permitted under the NASAA REIT Guidelines; however, we may exceed that limit if approved by a majority of our independent directors. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. We expect that during certain periods of our offering we will have borrowings in excess of these limitations since we will then be in the process of raising our equity capital to acquire our portfolio.

Election as a REIT

We intend to qualify and be taxed as a REIT under the Internal Revenue Code of 1986, as amended beginning with the year ending December 31, 2012. To qualify and maintain status as a REIT, we must meet certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. As a REIT, we generally would not be subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains).

If we fail to qualify as a REIT for any reason in a taxable year and applicable relief provisions do not apply, we will be subject to tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. We will not be able to deduct distributions paid to our stockholders in any year in which we fail to qualify as a REIT. We also will be disqualified for the four taxable years following the year during which qualification is lost, unless we are entitled to relief under specific statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our accompanying condensed consolidated unaudited financial statements. We will be subject to certain state and local taxes related to the operations of properties in certain locations.

Critical Accounting Policies and Estimates

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We consider our critical accounting policies to be the following:

•	Investment in and Valuation of Real Estate and Related Assets;

•	Allocation of Purchase Price of Real Estate and Related Assets;

•	Revenue Recognition; and

•	Income Taxes.

A complete description of such policies and our considerations as of December 31, 2011 is contained in our Registration Statement on Form S-11, and our critical accounting policies have not changed during the three months ended March 31, 2012. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated balance sheet as of December 31, 2011 and related notes thereto, which is contained in our Registration Statement on Form S-11.

Commitments and Contingencies

We expect that we may be subject to certain contingencies and commitments with regard to future transactions. Refer to Note 4 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanations.

Related-Party Transactions and Agreements

We have entered into agreements with CR IV Advisors and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, CR IV Advisors or its affiliates such as acquisition fees, disposition fees, organization and offering costs, sales commissions, dealer manager fees, advisory fees and reimbursement of certain operating costs. See Note 5 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for a discussion of the various related-party agreements and fees.

Subsequent Events

Certain events occurred subsequent to March 31, 2012 through the filing date of this Quarterly Report on Form 10-Q. Refer to Note 7 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation. Such events are:

•	Status of the Offering;

•	Credit Facility and Series C Loan; and

•	Investment in Real Estate Assets.

New Accounting Pronouncements

We adopted new accounting pronouncements during the three months ended March 31, 2012. Refer to Note 2 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation.

Off Balance Sheet Arrangements

As of March 31, 2012 and December 31, 2011, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

When we commence principal operations, we will be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. We intend to manage our interest rate risk by limiting the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may enter into derivative financial instruments such as interest rate swaps, interest rate caps and rate lock arrangements in order to mitigate our interest rate risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2012, were effective in all material respects to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) in connection with the foregoing evaluations that occurred during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business we may become subject to litigation or claims. We are not aware of any pending legal proceedings, other than ordinary routine litigation incidental to our business.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our Registration Statement on Form S-11.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 11, 2010, the Company sold 20,000 shares of common stock, at $10.00 per share, to Cole Holdings Corporation, the indirect owner of our advisor and dealer manager. On January 26, 2012, our Registration Statement on Form S-11 (Registration No. 333-169533) for the offering of up to 250.0 million shares of common stock at a price of $10.00 per share, subject to reduction in certain circumstances, was declared effective under the Securities Act of 1933, as amended. The Registration Statement also covered the offering of up to 50.0 million shares of common stock pursuant to a distribution reinvestment plan, under which stockholders may elect to have distributions reinvested in additional shares at a price of $9.50 per share.

Subscription proceeds were placed in escrow until such time as subscriptions aggregating at least the minimum offering of 250,000 shares of our common stock were received and accepted by us. Any shares purchased by our directors, officers, advisor or their respective affiliates will not be counted in calculating the minimum offering. Funds in escrow will be invested in short-term investments, which may include obligations of, or obligations guaranteed by, the U.S. government or bank money-market accounts or certificates of deposit of national or state banks that have deposits insured by the Federal Deposit Insurance Corporation (including certificates of deposit of any bank acting as a depository or custodian for any such funds) that mature on or before January 26, 2014 or that can be readily sold or otherwise disposed of for cash by such date without any dissipation of the Offering proceeds. Amounts associated with these subscriptions will be reflected in restricted cash on our balance sheet. During the three months ended March 31, 2012, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, and we did not repurchase any of our securities.

On April 13, 2012, we satisfied the conditions of the Escrow Agreement and issued approximately 308,000 shares of our common stock in the Offering, resulting in gross proceeds of $3.1 million and commenced principal operations. As of May 10, 2012, we had accepted investors’ subscriptions for, and issued, approximately 977,000 shares of our common stock in the offering, resulting in gross proceeds to us of $9.7 million. With the net offering proceeds and borrowings from the Credit Facility and the Series C Loan, we acquired $30.6 million in real estate and related assets and paid costs of $764,000 in acquisition related expenses, as of May 10, 2012. In addition, we have special escrow provisions for residents of Pennsylvania and Tennessee which have not been satisfied as of May 10, 2012 and, therefore, we have not accepted subscriptions from residents of Pennsylvania and Tennessee.

Item 3. Defaults Upon Senior Securities

No events occurred during the three months ended March 31, 2012 that would require a response to this item.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No events occurred during the three months ended March 31, 2012 that would require a response to this item.

Item 6. Exhibits

The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cole Credit Property Trust IV, Inc.
(Registrant)

	By:	/s/ Simon J. Misselbrook
Simon J. Misselbrook
Senior Vice President of Accounting
(Principal Accounting Officer)

Date: May 14, 2012

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	First Articles of Amendment and Restatement of Cole Credit Property Trust IV, Inc. (Incorporated by reference to Exhibit 3.4 to the Company’s pre-effective amendment to Form S-11 (File No. 333-169533), filed January 24, 2012).

3.2	Bylaws of Cole Credit Property Trust IV, Inc. (Incorporated by reference to Exhibit 3.5 to the Company’s pre-effective amendment to Form S-11 (File No. 333-169533), filed January 24, 2012).

3.3	Certificate of Correction to the First Articles of Amendment and Restatement of Cole Credit Property Trust IV, Inc. (Incorporated by reference to Exhibit 3.6 to the Company’s pre-effective amendment to Form S-11 (File No. 333-169533), filed January 24, 2012).

3.4	Articles of Amendment of First Article of Amendment and Restatement of Cole Credit Property Trust IV, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K (File No. 333-169533), filed January 24, 2012).

4.1	Form of Initial Subscription Agreement (Incorporated by reference to Exhibit 4.1 to the Company’s pre-effective amendment to Form S-11 (File No. 333-169533), filed on February 27, 2012).

4.2	Form of Additional Subscription Agreement (Incorporated by reference to Exhibit 4.2 to the Company’s pre-effective amendment to Form S-11 (File No. 333-169533), filed on January 24, 2012).

4.3	Alternative Form of Initial Subscription Agreement (Incorporated by reference to Exhibit 4.3 to the Company’s pre-effective amendment to Form S-11 (File No. 333-169533), filed on January 24, 2012).

10.1	Advisory Agreement by and between Cole Credit Property Trust IV, Inc. and Cole REIT Advisors IV, LLC, dated January 20, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s pre-effective amendment to Form S-11 (File No. 333-169533), filed on January 24, 2012).

10.2	Amended and Restated Agreement of Limited Partnership of Cole Operating Partnership IV, LP, by and between Cole Credit Property Trust IV, Inc. and the limited partners thereto (Incorporated by reference to Exhibit 10.2 to the Company’s pre-effective amendment to Form S-11 (File No. 333-169533), filed on January 24, 2012).

10.3	Distribution Reinvestment Plan (Incorporated by reference to Exhibit 10.3 to the Company’s pre-effective amendment to Form S-11 (File No. 333-169533), filed on January 24, 2012).

10.4	Escrow Agreement by and among Cole Credit Property Trust IV, Inc., Cole Capital Corporation and UMB Bank, N.A. dated January 20, 2012 (Incorporated by reference to Exhibit 10.4 to the Company’s pre-effective amendment to Form S-11 (File No. 333-169533), filed on January 24, 2012).

10.5*	Purchase and Sale Agreement, dated April 13, 2012, between Cole Operating Partnership IV, LP and Series C, LLC to purchase 100% of the membership interests in Cole AA North Ridgeville OH, LLC.

10.6*	Purchase and Sale Agreement, dated April 13, 2012, between Cole Operating Partnership IV, LP and Series C, LLC to purchase 100% of the membership interests in Cole PM Wilkesboro NC, LLC.

10.7*	Borrowing Base Revolving Line of Credit Agreement dated April 13, 2012 by and among Cole Operating Partnership IV, LP as borrower, and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders referenced therein, and J.P. Morgan Securities LLC, as sole lead arranger and sole bookrunner.

10.8*	Subordinate Promissory Note, dated April 13, 2012, by Cole Credit Property Trust IV, Inc. payable to Series C, LLC.

10.9*	Purchase and Sale Agreement by and between Cole NR Tampa FL, LLC, and VNO TRU Dale Mabry LLC, pursuant to an Assignment of Purchase and Sale Agreement dated April 16, 2012.

10.10*	Purchase Agreement and Escrow Instructions by and between Cole WG Blair NE, LLC, and Village Development — Blair, LLC, pursuant to an Assignment of Purchase and Sale Agreement dated April 18, 2012.

Exhibit No.	Description

10.11*	Purchase Agreement and Escrow Instructions by and between Cole CV Corpus Christi TX, LLC, and Deborah May-Buffum, Trustee of the Betty Upham Gouraud Trust, pursuant to an Assignment of Purchase and Sale Agreement dated April 19, 2012.

10.12*	Master Purchase Agreement and Escrow Instructions between Cole CV Charleston SC, LLC, Cole CV Asheville NC, LLC, SC Charleston Investors I, LLC, and NC Asheville Investors I, LLC, pursuant to an Assignment of Purchase and Sale Agreement dated April 26, 2012.

10.13*	First Amendment of Advisory Agreement by and between Cole Credit Property Trust IV, Inc. and Cole REIT Advisors IV, LLC, dated February 23, 2012.

10.14*	Amended and Restated Escrow Agreement by and among Cole Credit Property Trust IV, Inc., Cole Capital Corporation and UMB Bank N.A., dated February 2, 2012.

31.1*	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	In accordance with Item 601(b) (32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
***	XBRL (Extensible Business Reporting Language) information is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.