Form 10-Q
period 2012-06-30
COLE CREDIT PROPERTY TRUST IV, INC.
filed 2012-08-14
CIK 1498547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 333-169533 (1933 Act)

COLE CREDIT PROPERTY TRUST IV, INC.
(Exact name of registrant as specified in its charter)

Maryland	27-3148022
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2325 East Camelback Road, Suite 1100 Phoenix, Arizona 85016	(602) 778-8700
(Address of principal executive offices; zip code)	(Registrant’s telephone number, including area code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 9, 2012, there were 8.7 million shares of common stock, par value $0.01, of Cole Credit Property Trust IV, Inc. outstanding.

COLE CREDIT PROPERTY TRUST IV, INC.

PART I
FINANCIAL INFORMATION
The accompanying condensed consolidated unaudited interim financial statements as of and for the three and six months ended June 30, 2012 have been prepared by Cole Credit Property Trust IV, Inc. (the “Company,” “we,” “us,” or “our”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements, and should be read in conjunction with the audited consolidated balance sheet and related notes thereto included in the Company’s Registration Statement on Form S-11 as declared effective on January 26, 2012. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the operating results expected for the full year. Consolidated results of operations for the period from July 27, 2010 (Date of Inception) to June 30, 2011 have not been presented because the Company had not begun its principal operations during such period. The information furnished in our accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statements of operations, stockholders’ equity, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.
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

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS

	June 30, 2012	December 31, 2011
ASSETS
Investment in real estate assets:
Land	$15,643,667	$—
Buildings and improvements, less accumulated depreciation of $156,201 and $0, respectively	40,715,334	—
Acquired intangible lease assets, less accumulated amortization of $104,535 and $0, respectively	9,068,662	—
Total investment in real estate assets, net	65,427,663	—
Cash and cash equivalents	1,894,117	200,000
Restricted cash	89,950	—
Rents and tenant receivables	137,036	—
Deferred financing costs, less accumulated amortization of $36,703 and $0, respectively	554,945	—
Total assets	$68,103,711	$200,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility	$27,703,824	$—
Accounts payable and accrued expenses	358,141	—
Escrowed investor proceeds	89,950	—
Due to affiliates	129,556	—
Acquired below market lease intangibles, less accumulated amortization of $10,341 and $0, respectively	1,395,944	—
Distributions payable	175,455	—
Deferred rental income and other liabilities	139,587	—
Total liabilities	29,992,457	—
Commitments and contingencies
Redeemable common stock	44,201	—
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 490,000,000 shares authorized, 4,550,606 and 20,000 shares issued and outstanding, respectively	45,506	200
Capital in excess of par value	40,434,546	199,800
Accumulated distributions in excess of earnings	(2,412,999)	—
Total stockholders’ equity	38,067,053	200,000
Total liabilities and stockholders’ equity	$68,103,711	$200,000
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012
Revenues:
Rental and other property income	$622,013	$622,013
Tenant reimbursement income	26,303	26,303
Total revenue	648,316	648,316
Expenses:
General and administrative expenses	188,115	223,303
Property operating expenses	26,500	26,500
Advisory fees and expenses	90,195	90,195
Acquisition related expenses	1,948,577	1,948,577
Depreciation	156,201	156,201
Amortization	104,436	104,436
Total operating expenses	2,514,024	2,549,212
Operating loss	(1,865,708)	(1,900,896)
Other income (expense):
Interest and other income	373	373
Interest expense	(253,218)	(253,218)
Total other expense	(252,845)	(252,845)
Net loss	$(2,118,553)	$(2,153,741)
Weighted average number of common shares outstanding:
Basic and diluted	1,656,485	838,981
Net loss per common share:
Basic and diluted	$(1.28)	$(2.57)
Distributions declared per common share	$0.16	$0.31
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2012	20,000	$200	$199,800	$—	$200,000
Issuance of common stock	4,530,606	45,306	45,069,817	—	45,115,123
Distributions to investors	—	—	—	(259,258)	(259,258)
Commissions on stock sales and related dealer manager fees	—	—	(3,884,749)	—	(3,884,749)
Other offering costs	—	—	(906,121)	—	(906,121)
Changes in redeemable common stock	—	—	(44,201)	—	(44,201)
Net loss	—	—	—	(2,153,741)	(2,153,741)
Balance, June 30, 2012	4,550,606	$45,506	$40,434,546	$(2,412,999)	$38,067,053
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF CASH FLOWS

Six Months Ended
June 30, 2012
Cash flows from operating activities:
Net loss	$(2,153,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	156,201
Amortization of intangible lease assets and below market lease intangible, net	94,194
Amortization of deferred financing costs	36,703
Changes in assets and liabilities:
Rents and tenant receivables	(137,036)
Accounts payable and accrued expenses	358,141
Deferred rental income and other liabilities	139,587
Due to affiliates	129,556
Net cash used in operating activities	(1,376,395)
Cash flows from investing activities:
Investment in real estate assets	(64,282,114)
Change in restricted cash	(89,950)
Net cash used in investing activities	(64,372,064)
Cash flows from financing activities:
Proceeds from credit facility	39,460,324
Repayments of credit facility	(11,756,500)
Proceeds from affiliate line of credit	11,700,000
Repayments of affiliate line of credit	(11,700,000)
Proceeds from issuance of common stock	45,070,922
Offering costs on issuance of common stock	(4,790,870)
Distributions to investors	(39,602)
Change in escrowed investor proceeds	89,950
Deferred financing costs paid	(591,648)
Net cash provided by financing activities	67,442,576
Net increase in cash and cash equivalents	1,694,117
Cash and cash equivalents, beginning of period	200,000
Cash and cash equivalents, end of period	$1,894,117

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$175,455
Common stock issued through distribution reinvestment plan	$44,201
Supplemental Cash Flow Disclosures:
Interest paid	$160,489
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
June 30, 2012
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
On January 26, 2012, pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933, as amended, (the “Registration Statement”) the Company commenced its initial public offering on a “best efforts” basis of a minimum of 250,000 shares and a maximum of 250.0 million shares of its common stock at a price of $10.00 per share, and up to 50.0 million additional shares to be issued pursuant to a distribution reinvestment plan (the “DRIP”) under which the Company’s stockholders may elect to have distributions reinvested in additional shares of common stock at a price of $9.50 per share (the “Offering”).
On April 13, 2012, the Company issued 308,000 shares of its common stock in the Offering and commenced principal operations. The Company has special escrow provisions for residents of Pennsylvania which have not been satisfied as of June 30, 2012 and, therefore, it has not accepted subscriptions from residents of Pennsylvania. As of June 30, 2012, the Company had issued approximately 4.5 million shares of its common stock in the Offering for gross offering proceeds of $45.1 million before offering costs and selling commissions of $4.8 million. The Company intends to continue to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio of core commercial real estate investments primarily consisting of necessity retail properties located throughout the United States, including U.S. protectorates. The Company expects that the retail properties primarily will be single-tenant properties and multi-tenant “power centers” anchored by large, creditworthy national or regional retailers. The Company expects that the retail properties typically will be subject to long-term triple net or double net leases, whereby the tenant will be obligated to pay for most of the expenses of maintaining the property. As of June 30, 2012, the Company owned 16 properties, comprising 283,000 rentable square feet of commercial space located in 12 states. As of June 30, 2012, the rentable space at these properties was 99.6% leased.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated balance sheet and related notes thereto included in the Company’s Registration Statement on Form S-11 as declared effective on January 26, 2012. Consolidated results of operations and cash flows for the period ended June 30, 2011 have not been presented because the Company had not commenced its principal operations during such period.
The condensed consolidated unaudited financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2012

Investment in and Valuation of Real Estate and Related Assets
Real estate and related assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate and related assets consist of the cost of acquisition, excluding acquisition related expenses, construction and any tenant improvements, major improvements and betterments that extend the useful life of the real estate and related assets and leasing costs. All repairs and maintenance are expensed as incurred.
The Company is required to make subjective assessments as to the useful lives of its depreciable assets. The Company considers the period of future benefit of each respective asset to determine the appropriate useful life of the assets. Real estate and related assets, other than land, are depreciated or amortized on a straight-line basis. The estimated useful lives of the Company’s real estate and related assets by class are generally as follows:

Building and capital improvements	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lease term
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate and related assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified or losses were recorded during the six months ended June 30, 2012.
When developing estimates of expected future cash flows, the Company makes certain assumptions regarding future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, terminal capitalization and discount rates, the expected number of months it takes to re-lease the property, required tenant improvements and the number of years the property will be held for investment. The use of alternative assumptions in estimating expected future cash flows could result in a different determination of the property’s expected future cash flows and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the fair value of the real estate and related assets.
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of June 30, 2012.
Allocation of Purchase Price of Real Estate and Related Assets
Upon the acquisition of real properties, the Company allocates the purchase price to acquired tangible assets, consisting of land, buildings and improvements, and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases, based in each case on their respective fair values. Acquisition related expenses are expensed as incurred. The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and building). The Company obtains an independent appraisal for each real property acquisition. The information in the appraisal, along with any additional information available to the Company’s management, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2012

The fair values of above market and below market lease values are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease including any bargain renewal periods, with respect to a below market lease. The above market and below market lease values are capitalized as intangible lease assets or liabilities, respectively. Above market lease values are amortized as a reduction to rental income over the remaining terms of the respective leases. Below market leases are amortized as an increase to rental income over the remaining terms of the respective leases, including any bargain renewal periods. In considering whether or not the Company expects a tenant to execute a bargain renewal option, the Company evaluates economic factors and certain qualitative factors at the time of acquisition, such as the financial strength of the tenant, remaining lease term, the tenant mix of the leased property, the Company’s relationship with the tenant and the availability of competing tenant space. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market or below market lease values relating to that lease would be recorded as an adjustment to rental income.
The fair values of in-place leases include estimates of direct costs associated with obtaining a new tenant and opportunity costs associated with lost rental and other property income, which are avoided by acquiring a property with an in-place lease. Direct costs associated with obtaining a new tenant include commissions and other direct costs and are estimated in part by utilizing information obtained from independent appraisals and management’s consideration of current market costs to execute a similar lease. The intangible values of opportunity costs, which are calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease, are capitalized as intangible lease assets and are amortized to expense over the remaining term of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.
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
The determination of the fair values of the real estate and related assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, capitalization and discount rates, interest rates and other variables. The use of alternative estimates may result in a different allocation of the Company’s purchase price, which could impact the Company’s results of operations.
Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturities when purchased of three months or less to be cash equivalents. The Company considers investments in highly liquid money market accounts to be cash equivalents.
Restricted Cash
Restricted cash as of June 30, 2012 consisted of escrowed investor proceeds of $90,000 for which shares of common stock had not been issued. The Company had no restricted cash as of December 31, 2011.
Deferred Financing Costs
Deferred financing costs are capitalized and amortized on a straight-line basis over the term of the related financing arrangement, which approximates the effective interest method. Amortization of deferred financing costs was $37,000 for the three and six months ended June 30, 2012. There were no deferred financing costs or related amortization as of December 31, 2011.
Concentration of Credit Risk
As of June 30, 2012, the Company had no cash on deposit in excess of federally insured levels. The Company limits significant cash investments to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2012

As of June 30, 2012, Walgreen Co. and Nordstrom, Inc. accounted for 27% and 19%, respectively, and HEB Grocery Company, LP and CVS Caremark Corporation each accounted for 16% of the Company’s 2012 gross annualized rental revenues. The Company also had certain geographic concentrations in its property holdings. In particular, as of June 30, 2012, four of the Company’s properties were located in Texas and one was located in Florida, which accounted for 29% and 19%, respectively, of the Company’s 2012 gross annualized rental revenues. In addition, the Company had tenants in the drugstore, apparel and grocery industries, which comprised 43%, 20% and 16%, respectively, of the Company’s 2012 gross annualized rental revenues.
Revenue Recognition
Certain properties have leases where minimum rental payments increase during the term of the lease. The Company records rental income for the full term of each lease on a straight-line basis. When the Company acquires a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of determining this calculation. The Company defers the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Expected reimbursements from tenants for recoverable real estate taxes and operating expenses are included in tenant reimbursement income in the period when such costs are incurred.
Income Taxes
The Company intends to qualify and elect to be taxed as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 2012. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it, among other things, distributes its taxable income to its stockholders and it distributes at least 90% of its annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it or its subsidiaries may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
Offering and Related Costs
CR IV Advisors funds all of the organization and offering costs on the Company’s behalf and may be reimbursed for such costs up to 2.0% of gross proceeds from the Offering (excluding selling commissions and the dealer-manager fee). As of June 30, 2012, CR IV Advisors had incurred $2.1 million of costs related to the organization of the Company and the Offering, of which the Company had reimbursed $906,000. The remaining $1.2 million of costs related to the organization of the Company and the Offering were not included in the financial statements of the Company as of June 30, 2012 because such costs were not a liability of the Company as they exceeded 2.0% of gross proceeds from the Offering. This amount will become payable to CR IV Advisors as the Company raises additional proceeds in the Offering. When recorded by the Company, organization costs are expensed as incurred and the offering costs, which include items such as legal and accounting fees, marketing and personnel, promotional and printing costs, are recorded as a reduction of capital in excess of par value along with selling commissions and dealer manager fees in the period in which they become payable.
Due to Affiliates
Certain affiliates of the Company received, and will continue to receive fees, reimbursements and compensation in connection with the Offering and the acquisition, management, financing and leasing of the properties of the Company. As of June 30, 2012, $130,000 was due to CR IV Advisors, as discussed in Note 7 to these condensed consolidated unaudited financial statements.
Stockholders’ Equity
As of June 30, 2012 and December 31, 2011, the Company was authorized to issue 490.0 million shares of common stock and 10.0 million shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On August 11, 2010, the Company sold 20,000 shares of common stock, at $10.00 per share, to Cole Holdings Corporation, the indirect owner of the Company’s advisor and dealer-manager. As of June 30, 2012, the Company had approximately 4.6 million shares of common stock issued and outstanding. The Company’s board of directors may amend the charter to authorize the issuance of additional shares of capital stock without obtaining shareholder approval. The par value of investor proceeds raised from the Offering is classified as common stock, with the remainder allocated to capital in excess of par value.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2012

Reportable Segments
The Company’s operating segment consists of commercial properties, which include activities related to investing in real estate such as retail, office and distribution properties and other real estate related assets. The commercial properties are geographically diversified throughout the United States, and the Company’s chief operating decision maker evaluates operating performance on an overall portfolio level. These commercial properties have similar economic characteristics; therefore, the Company’s properties are one reportable segment.
Interest
Interest is charged to interest expense as it accrues. No interest costs were capitalized during the six months ended June 30, 2012.
Distributions Payable and Distribution Policy
In order to qualify and maintain its status as a REIT, the Company is required to, among other things, make distributions each taxable year equal to at least 90% of its taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). To the extent that funds are available, the Company intends to pay regular distributions to stockholders. Distributions are paid to stockholders of record as of applicable record dates. The Company intends to qualify and elect to be taxed as a REIT for federal income tax purposes commencing with its taxable year ending December 31, 2012; however, the Company has not yet elected, and has not yet qualified, to be taxed as a REIT.
The Company’s board of directors authorized a daily distribution, based on 366 days in the calendar year, of $0.001707848 per share for stockholders of record as of the close of business on each day of the period commencing April 14, 2012, the first day following the release from escrow of the subscription proceeds received in the Offering, and ending on September 30, 2012. As of June 30, 2012, the Company had distributions payable of $175,000. The distributions were paid in July 2012, of which $81,000 was reinvested in shares through the DRIP. As of December 31, 2011, the Company had no distributions payable.
Redeemable Common Stock
Under the Company’s share redemption program, the Company’s requirement to redeem its shares is limited to the net proceeds received by the Company from the sale of shares under the DRIP, net of shares redeemed to date. The Company records amounts that are redeemable under the share redemption program as redeemable common stock outside of permanent equity in its consolidated balance sheets because the shares are mandatorily redeemable at the option of the holder and therefore their redemption will be outside the control of the Company. As of June 30, 2012, the Company issued approximately 4,700 shares of common stock under the DRIP for cumulative proceeds of $44,000 and had not redeemed any shares. As of December 31, 2011, the Company had not issued shares of common stock under the DRIP and had not redeemed any shares. Changes in the amount of redeemable common stock from period to period are recorded as an adjustment to capital in excess of par value.
New Accounting Pronouncements
In June 2011, the U.S. Financial Accounting Standards Board issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 became effective for the Company beginning January 1, 2012. The adoption of ASU 2011-05 did not have a material effect on the Company’s consolidated financial statements or disclosures, because the Company’s net loss equals its comprehensive loss.
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
June 30, 2012

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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Cash and cash equivalents and restricted cash – The Company considers the carrying values of these financial assets to approximate fair value because of the short period of time between their origination and their expected realization.
Credit Facility – The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of June 30, 2012. The estimated fair value of the Company’s debt was $27.7 million as of June 30, 2012, which approximated the carrying value on such date. The Company had no amounts outstanding on the credit facility as of December 31, 2011. The fair value of the Company’s debt is estimated using Level 2 inputs.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of June 30, 2012, there have been no transfers of financial assets or liabilities between levels.
NOTE 4 — REAL ESTATE ACQUISITIONS
During the six months ended June 30, 2012, the Company acquired 16 commercial properties for an aggregate purchase price of $64.3 million (the “2012 Acquisitions”). The Company purchased the 2012 Acquisitions with net proceeds from the Offering and proceeds from the Company’s revolving credit facility and affiliate line of credit. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation:

June 30, 2012
Land	$15,643,667
Building and improvements	40,871,535
Acquired in-place leases	9,162,143
Acquired above-market leases	11,054
Acquired below-market leases	(1,406,285)
Total purchase price	$64,282,114
During the three and six months ended June 30, 2012, the Company recorded revenue of $648,000 and a net loss of $1.9 million related to the 2012 Acquisitions.
The following information summarizes selected financial information of the Company as if all of the 2012 Acquisitions were completed on January 1, 2011 for each period presented below. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the three and six months ended June 30, 2012 and 2011, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Pro forma basis (unaudited):
Revenue	1,299,388	1,299,388	2,598,776	2,598,776
Net income (loss)	247,423	326,083	639,319	(1,309,087)

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2012

The unaudited pro forma information for the three and six months ended June 30, 2012 was adjusted to exclude $1.9 million of acquisition costs recorded during the current period related to the 2012 Acquisitions. These costs were recognized in the unaudited pro forma information for the six months ended June 30, 2011. The unaudited pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2011, nor does it purport to represent the results of future operations.
NOTE 5 — CREDIT FACILITY
As of June 30, 2012, the Company had $27.7 million of debt outstanding under its secured revolving credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) as administrative agent. The Credit Facility allows the Company to borrow up to $50.0 million in revolving loans (the “Revolving Loans”), with the maximum amount outstanding not to exceed (1) 70% of the aggregate value allocated to each qualified property comprising the borrowing base (the “Borrowing Base”) during the period from April 13, 2012 through October 12, 2012 (the “Tier One Period”); (2) 65% of the value allocated to the Borrowing Base during the period from October 13, 2012 to April 12, 2013 (the “Tier Two Period”); and (3) 60% of the value allocated to the Borrowing Base during the period from April 13, 2013 through April 13, 2015 (the “Tier Three Period”). As of June 30, 2012, the allowable borrowings under the Borrowing Base of the Credit Facility was approximately $32.8 million based on the underlying collateral pool for qualified properties. Subject to meeting certain conditions described in the credit agreement for the Credit Facility (the “Credit Agreement”) and the payment of certain fees, the amount of the Credit Facility may be increased up to a maximum of $250.0 million (the “Accordion Feature”). The Credit Facility matures on April 13, 2015.
The Revolving Loans will bear interest at rates depending upon the type of loan specified by the Company. For a Eurodollar rate loan, as defined in the Credit Agreement, the interest rate will be equal to the one-month LIBOR (the “Eurodollar Rate”) for the interest period, plus the applicable rate (the “Eurodollar Applicable Rate”). The Eurodollar Applicable Rate is based upon the applicable period then in effect, and ranges from 2.40% during the Tier Three Period to 2.70% during the Tier One Period. For floating rate loans, the interest rate will be a per annum amount equal to the applicable rate (the “Floating Applicable Rate”) plus the greatest of (1) the Federal Funds Rate plus 0.5%; (2) JPMorgan Chase’s Prime Rate; or (3) LIBOR plus 1.0%. The Floating Applicable Rate is based upon the applicable period then in effect, and ranges from 1.40% during the Tier Three Period to 1.70% during the Tier One Period. As of June 30, 2012, the Revolving Loans had a weighted average interest rate 3.43%.
The Credit Agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage and leverage ratio requirements and dividend payout and REIT status requirements. Based on the Company’s analysis and review of its results of operations and financial condition, the Company believes it was in compliance with the covenants of the Credit Facility as of June 30, 2012.
Subsequent to June 30, 2012, the Company exercised the Accordion Feature and entered into an amended and restated secured revolving credit agreement (the “Amended Credit Agreement”), which amended and restated the Credit Agreement in its entirety (the “Amended Credit Facility”). The Amended Credit Facility allows the Company to borrow up to $250.0 million in revolving loans (the “Amended Revolving Loans”), with the maximum amount outstanding not to exceed the lesser of (1) 65% of the cost or appraised value of qualified properties as determined by the administrative agent (the “Amended Borrowing Base”). The Amended Revolving Loans will bear interest at rates depending upon the type of loan specified by the Company. For a Eurodollar rate loan, as defined in the Amended Credit Agreement, the interest rate will be equal to the LIBOR for the interest period, plus 2.35%. For floating rate loans, the interest rate will be a per annum amount equal to 1.35% plus the greatest of (1) the Federal Funds Rate plus 0.5%; (2) JPMorgan Chase’s Prime Rate; or (3) the one-month LIBOR plus 1.0%. The Amended Credit Facility matures on July 13, 2015. In addition, the Amended Credit Agreement modified the terms of the Accordion Feature, allowing the amount of the Credit Facility to be increased up to a maximum of $400.0 million, subject to meeting certain conditions described in the Amended Credit Agreement and the payment of certain fees.
In addition, during the six months ended June 30, 2012, the Company entered into a $10.0 million subordinate revolving line of credit with Series C, LLC, an affiliate of CR IV Advisors (“Series C”), (the “Series C Loan”). The Series C Loan has a fixed interest rate of 4.5% with accrued interest payable monthly in arrears and principal due upon maturity on April 12, 2013. The Series C Loan was approved by a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction as being fair, competitive and commercially reasonable and no less favorable to the Company than a comparable loan between unaffiliated parties under the same circumstances. The Series C Loan was repaid in full during the six months ended June 30, 2012, with proceeds from the Offering.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2012

NOTE 6 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. The Company is not aware of any pending legal proceedings of which the outcome is reasonably possible to have a material effect on its results of operations, financial condition or liquidity.
Environmental Matters
In connection with the ownership and operation of real estate, the Company potentially may be liable for costs and damages related to environmental matters. The Company owns certain properties that are subject to environmental remediation. In each case, the seller of the property, the tenant of the property and/or another third party has been identified as the responsible party for environmental remediation costs related to the respective property. Additionally, in connection with the purchase of certain of the properties, the respective sellers and/or tenants have indemnified the Company against future remediation costs. In addition, the Company carries environmental liability insurance on its properties that provides limited coverage for remediation liability and pollution liability for third-party bodily injury and property damage claims. The Company does not believe that the environmental matters identified at such properties are reasonably possible to have a material effect on its results of operations, financial condition or liquidity, nor is it aware of any environmental matters at other properties which it believes is reasonably possible to have a material effect on its results of operations, financial condition or liquidity.
NOTE 7 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred, and will continue to incur, commissions, fees and expenses payable to CR IV Advisors and certain of its affiliates in connection with the Offering, and the acquisition, management and disposition of its assets.
Offering
In connection with the Offering, Cole Capital Corporation (“Cole Capital”), the Company’s dealer-manager, which is affiliated with its advisor, receives a selling commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. Cole Capital has reallowed and intends to continue to reallow 100% of selling commissions earned to participating broker-dealers. In addition, Cole Capital receives up to 2.0% of gross offering proceeds before reallowance to participating broker-dealers as a dealer-manager fee in connection with the Offering. Cole Capital, in its sole discretion, may reallow all or a portion of its dealer-manager fee to such participating broker-dealers. No selling commissions or dealer manager fees are paid to Cole Capital or other broker-dealers with respect to shares sold pursuant to the DRIP.
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions and the dealer-manager fee) are paid by CR IV Advisors or its affiliates and are reimbursed by the Company up to 2.0% of aggregate gross offering proceeds. A portion of the other organization and offering expenses may be underwriting compensation. As of June 30, 2012, CR IV Advisors had paid organization and offering costs of $2.1 million in connection with the Offering, of which $1.2 million was not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 2.0% of gross proceeds from the Offering. This amount may become payable to CR IV Advisors as the Company continues to raise additional proceeds in the Offering.
The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by CR IV Advisors or its affiliates related to the services described above during the periods indicated:

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012
Offering:
Selling commissions	$2,979,558	$2,979,558
Selling commissions reallowed by Cole Capital	$2,979,558	$2,979,558
Dealer manager fees	$905,191	$905,191
Dealer manager fees reallowed by Cole Capital	$317,719	$317,719
Other organization and offering expenses	$906,121	$906,121

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2012

Acquisitions and Operations
CR IV Advisors or its affiliates also receive acquisition fees of up to 2.0% of: (1) the contract purchase price of each property or asset the Company acquires; (2) the amount paid in respect of the development, construction or improvement of each asset the Company acquires; (3) the purchase price of any loan the Company acquires; and (4) the principal amount of any loan the Company originates. Additionally, CR IV Advisors or its affiliates are reimbursed for acquisition expenses incurred in the process of acquiring properties, so long as the total acquisition fees and expenses relating to the transaction does not exceed 6.0% of the contract purchase price.
The Company pays CR IV Advisors a monthly advisory fee based upon the Company’s monthly average invested assets, which is equal to the following amounts: (1) an annualized rate of 0.75% will be paid on the Company’s average invested assets that are between $0 to $2.0 billion; (2) an annualized rate of 0.70% will be paid on the Company’s average invested assets that are between $2.0 billion to $4.0 billion; and (3) an annualized rate of 0.65% will be paid on the Company’s average invested assets that are over $4.0 billion.
 The Company reimburses CR IV Advisors for the expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse for any amount by which its operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2.0% of average invested assets, or (2) 25.0% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse for personnel costs in connection with services for which CR IV Advisors receives acquisition fees.
The Company recorded fees and expense reimbursements as shown in the table below for services provided by CR IV Advisors or its affiliates related to the services described above during the periods indicated:

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012
Acquisition and Operations:
Acquisition fees and expenses	$1,303,721	$1,303,721
Advisory fees and expenses	$99,251	$99,251
Operating expenses	$48,039	$48,039
Liquidation/Listing
If CR IV Advisors or its affiliates provide a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of properties, the Company will pay CR IV Advisors or its affiliate a disposition fee in an amount equal to up to one-half of the brokerage commission paid on the sale of property, not to exceed 1.0% of the contract price of the property sold; provided, however, in no event may the disposition fee paid to CR IV Advisors or its affiliates, when added to the real estate commissions paid to unaffiliated third parties, exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price.
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
During the six months ended June 30, 2012, no commissions or fees were incurred for any such services provided by CR IV Advisors and its affiliates related to the services described above.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2012

Due to Affiliates
As of June 30, 2012, $130,000 had been incurred primarily for operating and acquisition expenses, by CR IV Advisors or its affiliates, but had not yet been reimbursed by the Company and were included in due to affiliates on the condensed consolidated unaudited balance sheets.
Transactions
During the six months ended June 30, 2012, the Company acquired 100% of the membership interests in two commercial properties from Series C for an aggregate purchase price of $4.3 million. A majority of the Company’s board of directors (including a majority of the Company’s independent directors) not otherwise interested in the transactions approved the acquisitions as being fair and reasonable to the Company and determined that the cost to the Company of each property was equal to the cost of the respective property to Series C (including acquisition related expenses). In addition, the purchase price of each property, exclusive of closing costs, was not in excess of the current appraised value of the respective property as determined by an independent third party appraiser.
In connection with the real estate assets acquired from Series C during the six months ended June 30, 2012, the Company entered into the Series C Loan. Refer to Note 5 to these condensed consolidated unaudited financial statements for the terms of the Series C Loan. The Series C Loan was repaid in full during the six months ended June 30, 2012, with gross offering proceeds. The Company paid $39,000 of interest to CR IV Advisors related to the Series C Loan during the three and six months ended June 30, 2012.
NOTE 8 — ECONOMIC DEPENDENCY
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
NOTE 9 — OPERATING LEASES
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2012, the leases have a weighted-average remaining term of 16.0 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. As of June 30, 2012, the future minimum rental income from the Company’s investment in real estate assets under non-cancelable operating leases, assuming no exercise of renewal options, is as follows:

Future Minimum Rental Income
July 1, 2012 through December 31, 2012	$2,312,703
2013	4,625,405
2014	4,625,405
2015	4,586,080
2016	4,573,908
2017	4,459,102
Thereafter	48,641,993
$73,824,596

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2012

NOTE 10 — SUBSEQUENT EVENTS
Status of the Offering
As of August 9, 2012, the Company had received $86.2 million in gross offering proceeds through the issuance of approximately 8.6 million shares of its common stock in the Offering (including shares issued pursuant to the DRIP).
Amended Credit Facility
Subsequent to June 30, 2012, the Company entered into the Amended Credit Facility, which increased the maximum allowable borrowings to $250.0 million. Also subsequent to June 30, 2012, the Amended Borrowing Base was increased to $41.5 million and $17.7 million was repaid under the Amended Credit Facility. As of August 9, 2012, the Company had $10.0 million outstanding under the Amended Credit Facility. Refer to Note 5 to these condensed consolidated unaudited financial statements for the terms of the Amended Credit Facility.
Investment in Real Estate Assets
Subsequent to June 30, 2012, the Company acquired one commercial real estate property for an aggregate purchase price of $1.6 million. The acquisition was funded with net proceeds of the Offering. Acquisition related expenses totaling $98,000 were expensed as incurred.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto and other unaudited financial data included in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated balance sheet, and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Registration Statement on Form S-11. The terms “we,” “us,” “our” and the “Company” refer to Cole Credit Property Trust IV, Inc. and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our condensed consolidated unaudited financial statements and the notes thereto.
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
Overview
We were formed on July 27, 2010, and we intend to qualify as a REIT beginning with the taxable year ending December 31, 2012. We commenced our principal operations on April 13, 2012, when we issued the initial 308,000 shares of our common stock. We have no paid employees and are externally advised and managed by CR IV Advisors. We intend to use substantially all of the net proceeds from our Offering to acquire and operate a diverse portfolio of retail and other income-producing commercial properties, which are leased to creditworthy tenants under long-term leases. We expect that most of the properties will be strategically located throughout the United States and U.S. protectorates and subject to long-term triple net or double net leases, whereby the tenant will be obligated to pay for all or most of the expenses of maintaining the property (including real estate taxes, special assessments and sales and use taxes, utilities, insurance, building repairs and common area maintenance related to the property). We generally intend to hold each property we acquire for an extended period, of more than seven years.

Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our property indebtedness and acquisition and operating expenses. Rental and other property income accounted for 96% of our total revenue for the three and six months ended June 30, 2012. As 99.6% of our rentable square feet was under lease as of June 30, 2012, with a weighted average remaining lease term of 16 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. CR IV Advisors regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If CR IV Advisors identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease. In addition, as of June 30, 2012, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate and related assets net of gross intangible lease liabilities, was 43%.
As we acquire additional commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any new indebtedness used to acquire the properties. We may manage our risk of changes in real estate prices on future property acquisitions, when applicable, by entering into purchase agreements and loan commitments simultaneously, or through loan assumption, so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties or by entering into sale-leaseback transactions. We manage our interest rate risk by monitoring the interest rate environment in connection with our future property acquisitions, when applicable, or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing terms for future acquisitions or refinancing, our results of operations may be adversely affected.
Recent Market Conditions
Beginning in late 2007, domestic and international financial markets experienced significant disruptions that were brought about in large part by challenges in the world-wide banking system. These disruptions severely impacted the availability of credit and contributed to rising costs associated with obtaining credit. Since 2010, the volume of mortgage lending for commercial real estate has been increasing and lending terms have improved and they continue to improve; however, such lending activity continues to be significantly less than previous levels. Although lending market conditions have improved, certain factors continue to negatively affect the lending environment, including the sovereign credit issues of certain countries in the European Union. We may experience more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance any debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We expect to manage the current mortgage lending environment by considering alternative lending sources, including the securitization of debt, utilizing fixed rate loans, borrowings on our Amended Credit Facility, short-term variable rate loans, assuming existing mortgage loans in connection with property acquisitions, or entering into interest rate lock or swap agreements, or any combination of the foregoing.
The economic downturn led to high unemployment rates and a decline in consumer spending. These economic trends have adversely impacted the retail and real estate markets by causing higher tenant vacancies, declining rental rates and declining property values. In 2011 and the first half of 2012, the economy improved and continues to show signs of recovery. Additionally, the real estate markets have experienced an improvement in property values, occupancy and rental rates; however, in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. As of June 30, 2012, 99.6% of our rentable square feet was under lease. However, if the recent improvements in economic conditions do not continue, we may experience vacancies or be required to reduce rental rates on occupied space. If we do experience vacancies, CR IV Advisors will actively seek to lease our vacant space, however, such space may be leased at lower rental rates and for shorter lease terms than our current leases provide.
Results of Operations
On April 13, 2012 we commenced principal operations and as of June 30, 2012, we owned 16 properties, of which 99.6% of the gross rentable square feet was leased. As we did not commence principal operations until April 13, 2012, comparative financial data is not presented for the three and six months ended June 30, 2011.

Three Months Ended June 30, 2012
Revenue for the three months ended June 30, 2012 totaled $648,000. Our revenue consisted primarily of rental and other property income of $622,000 related to the 2012 Acquisitions, which accounted for 96% of total revenue. We also paid certain operating expenses subject to reimbursement by our tenants, which resulted in $26,000 in tenant reimbursement income during the three months ended June 30, 2012.
General and administrative expenses for the three months ended June 30, 2012 totaled $188,000, primarily consisting of board of directors fees, advisor operating expense reimbursements, unused Credit Facility fees, legal fees, accounting fees, organization fees and state income and franchise taxes. For the three months ended June 30, 2012, property operating expenses were $27,000, primarily related to property taxes. Depreciation and amortization expenses were $261,000 and acquisition expenses totaled $1.9 million during the three months ended June 30, 2012, related to the 2012 Acquisitions.
Pursuant to the advisory agreement with CR IV Advisors and based upon the amount of our current invested assets, we are required to pay to CR IV Advisors a monthly advisory fee equal to one-twelfth of 0.75% of the average invested assets. Additionally, we may be required to reimburse certain expenses incurred by CR IV Advisors in providing such advisory services, subject to limitations as set forth in the advisory agreement. Advisory fees and expenses for the three months ended June 30, 2012 totaled $90,000.
Our 2012 Acquisitions were financed with proceeds from our Offering and $27.7 million in borrowings from our Credit Facility. During the three months ended June 30, 2012, we incurred interest expense of $253,000, which included $37,000 in amortization of deferred financing costs. Our debt financing costs in future periods will vary based on our level of future borrowings, which will depend on the level of investor proceeds raised, the cost and availability of borrowings, and the opportunity to acquire real estate assets in accordance with our investment strategy.
Six Months Ended June 30, 2012
Revenue for the six months ended June 30, 2012 totaled $648,000. Our revenue consisted primarily of rental and other property income of $622,000 related to the 2012 Acquisitions, which accounted for 96% of total revenue. We also paid certain operating expenses subject to reimbursement by our tenants, which resulted in $26,000 in tenant reimbursement income during the six months ended June 30, 2012.
General and administrative expenses for the six months ended June 30, 2012 totaled $223,000, primarily consisting of board of directors fees, advisor operating expense reimbursements, unused Credit Facility fees, legal fees, accounting fees, organization fees and state income and franchise taxes. For the six months ended June 30, 2012, property operating expenses were $27,000, primarily related to property taxes. Depreciation and amortization expenses were $261,000 and acquisition expenses totaled $1.9 million during the six months ended June 30, 2012 related to the 2012 Acquisitions.
Pursuant to the advisory agreement with CR IV Advisors and based upon the amount of our current invested assets, we are required to pay to CR IV Advisors a monthly advisory fee equal to one-twelfth of 0.75% of the average invested assets. Additionally, we may be required to reimburse certain expenses incurred by CR IV Advisors in providing such advisory services, subject to limitations as set forth in the advisory agreement. Advisory fees and expenses for the six months ended June 30, 2012 totaled $90,000.
Our 2012 Acquisitions were financed with proceeds from our Offering and $27.7 million in borrowings from our Credit Facility. During the six months ended June 30, 2012, we incurred interest expense of $253,000, which included $37,000 in amortization of deferred financing costs. Our debt financing costs in future periods will vary based on our level of future borrowings, which will depend on the level of investor proceeds raised, the cost and availability of borrowings, and the opportunity to acquire real estate assets in accordance with our investment strategy.
Distributions
Our board of directors authorized a daily distribution, based on 366 days in the calendar year, of $0.001707848 per share for stockholders of record as of each day of the period commencing on April 14, 2012, the first day following the release from escrow of the subscription proceeds received in the Offering, and ending on September 30, 2012.

During the six months ended June 30, 2012, we paid distributions of $84,000, including $44,000 through the issuance of shares pursuant to our DRIP. Our 2012 distributions were funded by proceeds from the Offering. Net cash used in operating activities for the six months ended June 30, 2012 reflects a reduction for real estate acquisition fees and related expenses incurred and expensed of $1.9 million, in accordance with GAAP. As set forth in the “Estimated Use of Proceeds” section of the prospectus for the Offering, we treat our real estate acquisition related expenses as funded by proceeds from the Offering. Therefore, for consistency, proceeds from the issuance of common stock for the six months ended June 30, 2012 have been reported as a source of distributions to the extent that acquisition expenses have reduced net cash flows from operating activities. For the six months ended June 30, 2011, no distributions were paid as we had not commenced principal operations.
Liquidity and Capital Resources
General
Our principal demands for funds will be for real estate and real estate-related investments, for the payment of operating expenses and distributions, for the payment of principal and interest on any outstanding indebtedness and to satisfy redemption requests. Generally, we expect to meet cash needs for items other than acquisitions from our cash flow from operations, and we expect to meet cash needs for acquisitions from the net proceeds of our Offering and from debt financings. The sources of our operating cash flows will primarily be provided by the rental income received from our leased properties. We expect to continue to raise capital through our Offering and to utilize such funds and proceeds from secured or unsecured financing to complete future property acquisitions.
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for operating expenses, distributions and interest and principal on current and any future indebtedness. We expect to meet our short-term liquidity requirements through net cash provided by operations and proceeds from the Offering, as well as secured or unsecured borrowings from banks and other lenders to finance our expected future acquisitions.
We expect our operating cash flows to increase as we acquire properties. Assuming a maximum offering and assuming all shares available under our DRIP are sold, we expect that approximately 88.1% of the gross proceeds from the sale of our common stock will be invested in real estate and real estate-related assets, while the remaining approximately 11.9% will be used for working capital and to pay costs of the offering, including sales commissions, dealer manager fees, organization and offering expenses and fees and expenses of CR IV Advisors in connection with acquiring properties. CR IV Advisors pays the organizational and other offering costs associated with the sale of our common stock, which we reimburse in an amount up to 2.0% of the gross proceeds of our Offering. As of June 30, 2012, CR IV Advisors had paid offering and organization costs of $2.1 million in connection with our Offering, of which we had reimbursed $906,000. The remaining $1.2 million of costs related to the organization of our Offering were not included in the our financial statements as of June 30, 2012 because such costs were not a liability to us as they exceeded 2.0% of gross proceeds from the Offering. This amount may become payable to CR IV Advisors as we continue to raise additional proceeds in the Offering.
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related investments and the payment of acquisition related expenses, operating expenses, distributions and redemptions to stockholders and interest and principal on any future indebtedness. Generally, we expect to meet our long-term liquidity requirements through proceeds from the sale of our common stock, borrowings on our Amended Credit Facility or the Series C Loan, proceeds from secured or unsecured financings from banks and other lenders and net cash flows from operations.
We expect that substantially all net cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we may use other sources to fund distributions, as necessary, including proceeds from our Offering, borrowings on the Amended Credit Facility and/or future borrowings on our unencumbered assets. To the extent that cash flows from operations are lower due to fewer properties being acquired or lower than expected returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash flows from the Offering or debt financings will be used to fund acquisitions, certain capital expenditures identified at acquisition, repayments of outstanding debt or distributions to our stockholders.
As of June 30, 2012, we had issued approximately 4.5 million shares of our common stock in the Offering resulting in gross proceeds of $45.1 million. We have not received any redemption requests or redeemed any shares of our common stock.

As of June 30, 2012, we had $27.7 million of debt outstanding on our Credit Facility and an additional $5.1 million of availability based on the current borrowing base assets. See Note 5 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for certain terms of the Credit Facility. As of June 30, 2012, the ratio of our debt to gross real estate and related assets net of gross intangible lease liabilities was 43%.
Our contractual obligations as of June 30, 2012 were as follows:

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments — credit facility	$27,703,824	$—	$27,703,824	$—	$—
Interest payments — credit facility	2,663,536	951,263	1,712,273	—	—
Total	$30,367,360	$951,263	$29,416,097	$—	$—

(1)	The table above does not include amounts due to CR IV Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.
We expect to incur additional borrowings in the future to acquire additional properties and make other real estate related investments. There is no limitation on the amount we may borrow against any single improved property. Our future borrowings will not exceed 300% of our net assets as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association REIT Guidelines; however, we may exceed that limit if approved by a majority of our independent directors. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing.
Cash Flow Analysis
Operating Activities. Net cash used in operating activities was $1.4 million for the six months ended June 30, 2012, primarily due to a net loss of $2.2 million, which resulted from $1.9 million of acquisition costs for the 2012 Acquisitions, offset by accounts payable and accrued expenses of $358,000 and depreciation and amortization expenses totaling $287,000. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities was $64.4 million for the six months ended June 30, 2012, primarily resulting from the purchase of the 2012 Acquisitions.
Financing Activities. Net cash provided by financing activities was $67.4 million for the six months ended June 30, 2012, primarily due to proceeds from the issuance of common stock of $45.1 million and net proceeds from the line of credit of $27.7 million.
Election as a REIT
We believe we qualify and intend to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended beginning with the year ending December 31, 2012. To qualify and maintain status as a REIT, we must meet certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. As a REIT, we generally would not be subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains).
If we fail to qualify as a REIT for any reason in a taxable year and applicable relief provisions do not apply, we will be subject to tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. We will not be able to deduct distributions paid to our stockholders in any year in which we fail to qualify as a REIT. We also will be disqualified for the four taxable years following the year during which qualification is lost, unless we are entitled to relief under specific statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our accompanying condensed consolidated unaudited financial statements. We will be subject to certain state and local taxes related to the operations of properties in certain locations. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our accompanying condensed consolidated unaudited financial statements.

Critical Accounting Policies and Estimates
Our accounting policies have been established to conform to GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We consider our critical accounting policies to be the following:

•	Investment in and Valuation of Real Estate and Related Assets;

•	Allocation of Purchase Price of Real Estate and Related Assets

•	Revenue Recognition; and

•	Income Taxes.
A complete description of such policies and our considerations as of December 31, 2011 is contained in our Registration Statement on Form S-11, and our critical accounting policies have not changed during the six months ended June 30, 2012. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated balance sheet as of December 31, 2011 and related notes thereto, which is contained in our Registration Statement on Form S-11.
Commitments and Contingencies
We may be subject to certain contingencies and commitments with regard to certain transactions. Refer to Note 6 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanations.
Related-Party Transactions and Agreements
We have entered into agreements with CR IV Advisors and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, CR IV Advisors or its affiliates such as acquisition fees, disposition fees, organization and offering costs, sales commissions, dealer manager fees, advisory fees and reimbursement of certain operating costs. See Note 7 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.
Subsequent Events
Certain events occurred subsequent to June 30, 2012 through the filing date of this Quarterly Report on Form 10-Q. Refer to Note 10 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation. Such events are:

•	Status of the Offering;

•	Amended Credit Facility; and

•	Investment in Real Estate Assets.
New Accounting Pronouncements
Refer to Note 2 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation. There have been no accounting pronouncements issued, but not yet applied by us, that will significantly impact our financial statements.
Off Balance Sheet Arrangements
As of June 30, 2012 and December 31, 2011, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
In connection with the acquisition of our properties, we have obtained variable rate debt financing, and are therefore exposed to changes in LIBOR. As of June 30, 2012, we had $27.7 million of variable rate debt outstanding on our Credit Facility, and a change of 50 basis points in interest rates would result in a change in interest expense of $139,000 per annum. In the future, we may obtain additional variable rate debt financing to fund certain property acquisitions, and may be further exposed to interest rate changes. Our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. In addition, we expect that we may enter into derivative financial instruments such as interest rate swaps, interest rate caps, and rate lock arrangements in order to mitigate our interest rate risk. To the extent we enter into such arrangements, we are exposed to credit and market risks including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2012, were effective to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) in connection with the foregoing evaluations that occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business to which we are a party or to which our properties are the subject.

Item 1A.	Risk Factors
There have been no material changes from the risk factors set forth in our Registration Statement on Form S-11.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On August 11, 2010, the Company sold 20,000 shares of common stock, at $10.00 per share, to Cole Holdings Corporation, the indirect owner of CR IV Advisors and our dealer manager. On January 26, 2012, our Registration Statement on Form S-11 (Registration No. 333-169533) for the offering of up to 250.0 million shares of common stock at a price of $10.00 per share, subject to reduction in certain circumstances, was declared effective under the Securities Act of 1933, as amended. The Registration Statement also covered the offering of up to 50.0 million shares of common stock pursuant to a distribution reinvestment plan, under which stockholders may elect to have distributions reinvested in additional shares at a price of $9.50 per share.
On April 13, 2012, we issued the initial 308,000 shares of our common stock in the Offering and commenced principal operations. As of June 30, 2012, we had issued approximately 4.5 million shares in the Offering for gross proceeds of $45.1 million, out of which we paid $3.9 million in selling commissions and dealer manager fees and $906,000 in organization and offering costs to CR IV Advisors or its affiliates. With the net offering proceeds, we acquired $64.3 million in real estate and related assets and paid costs of $1.9 million in acquisition related expenses. As of August 9, 2012, we have sold approximately 8.6 million shares in the Offering for gross offering proceeds of $86.2 million.

Item 3.	Defaults Upon Senior Securities
No events occurred during the three months ended June 30, 2012 that would require a response to this item.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
No events occurred during the three months ended June 30, 2012 that would require a response to this item.

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
Simon J. Misselbrook
Senior Vice President of Accounting
(Principal Accounting Officer)
Date: August 13, 2012

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

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

3.4
Articles of Amendment of First Article of Amendment and Restatement of Cole Credit Property Trust IV, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K (File No. 333-169533), filed February 27, 2012).

3.5	First Amendment to the Bylaws of Cole Credit Property Trust IV, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K (File No. 333-169533), filed June 27, 2012).
4.1	Form of Initial Subscription Agreement (Incorporated by reference to Exhibit 4.1 to the Company’s post-effective amendment to Form S-11 (File No. 333-169533), filed on July 13, 2012).
4.2	Form of Additional Subscription Agreement (Incorporated by reference to Exhibit 4.2 to the Company’s post-effective amendment to Form S-11 (File No. 333-169533), filed on July 13, 2012).
4.3	Alternative Form of Initial Subscription Agreement (Incorporated by reference to Exhibit 4.3 to the Company’s post-effective amendment to Form S-11 (File No. 333-169533), filed on July 13, 2012).
10.1
Purchase and Sale Agreement, dated April 13, 2012, between Cole Operating Partnership IV, LP and Series C, LLC to purchase 100% of the membership interests in Cole AA North Ridgeville OH, LLC (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 333-169533), filed on May 15, 2012).

10.2
Purchase and Sale Agreement, dated April 13, 2012, between Cole Operating Partnership IV, LP and Series C, LLC to purchase 100% of the membership interests in Cole PM Wilkesboro NC, LLC (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 333-169533), filed on May 15, 2012).

10.3
Borrowing Base Revolving Line of Credit Agreement dated April 13, 2012 by and among Cole Operating Partnership IV, LP as borrower, and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders referenced therein, and J.P. Morgan Securities LLC, as sole lead arranger and sole bookrunner (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 333-169533), filed on May 15, 2012).

10.4
Subordinate Promissory Note, dated April 13, 2012, by Cole Credit Property Trust IV, Inc. payable to Series C, LLC (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 333-169533), filed on May 15, 2012).

10.5
Purchase and Sale Agreement by and between Cole NR Tampa FL, LLC, and VNO TRU Dale Mabry LLC, pursuant to an Assignment of Purchase and Sale Agreement dated April 16, 2012 (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 333-169533), filed on May 15, 2012).

10.6
Purchase Agreement and Escrow Instructions by and between Cole WG Blair NE, LLC, and Village Development- Blair, LLC, pursuant to an Assignment of Purchase and Sale Agreement dated April 18, 2012 (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No. 333-169533), filed on May 15, 2012).

10.7
Purchase Agreement Escrow Instructions by and between Cole CV Corpus Christi TX, LLC, and Deborah May-Buffum, Trustee of the Betty Upham Gouraud Trust, pursuant to an Assignment of Purchase and Sale Agreement dated April 19, 2012 (Incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (File No. 333-169533), filed on May 15, 2012).

Exhibit No.	Description
10.8
Master Purchase Agreement and Escrow Instructions between Cole CV Charleston SC, LLC, Cole CV Asheville NC, LLC, SC Charleston Investors I, LLC, and NC Asheville Investors I, LLC, pursuant to an Assignment of Purchase and Sale Agreement dated April 26, 2012 (Incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q (File No. 333-169533), filed on May 15, 2012).

10.9
Master Purchase Agreement and Escrow Instructions by and between Cole WG Montgomery AL, LLC, Cole WG Springfield IL, LLC, Cole WG Suffolk VA, LLC, and MGH ACQ LLC, pursuant to an Assignment of Purchase and Sale Agreement dated May 11, 2012 (Incorporated by reference to Exhibit 10.15 to the Company’s post-effective amendment to Form S-11 (File No. 333-169533), filed on July 13, 2012).

10.10
Purchase and Sale Agreement by and between Cole MT Waxahachie TX, LLC and Lincoln Waxahachie, Ltd., pursuant to an Assignment of Purchase and Sale Agreement dated June 27, 2012 (Incorporated by reference to Exhibit 10.16 to the Company’s post-effective amendment to Form S-11 (File No. 333-169533), filed on July 13, 2012).

10.11*
Amended and Restated Borrowing Base Revolving Line of Credit Agreement dated as of July 13, 2012 by and among Cole Operating Partnership IV, LP and JPMorgan Chase Bank, N.A. as administrative agent and the lenders referenced herein, and Bank of America, N.A. as syndication agent and U.S. National Bank Association, as documentation agent, and J.P. Morgan Securities LLC, and Merrill Lynch, Pierce, Fenner & Smith, Incorporated as joint bookrunners and joint lead arrangers.

31.1*	Certification of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**
Certification of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

***
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.