Form 10-Q
period 2012-09-30
COLE CREDIT PROPERTY TRUST IV, INC.
filed 2012-11-13
CIK 1498547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 12, 2012, there were 22.2 million shares of common stock, par value $0.01, of Cole Credit Property Trust IV, Inc. outstanding.

COLE CREDIT PROPERTY TRUST IV, INC.

PART I
FINANCIAL INFORMATION
The accompanying condensed consolidated unaudited interim financial statements for the three and nine months ended September 30, 2012 have been prepared by Cole Credit Property Trust IV, Inc. (the “Company,” “we,” “us,” or “our”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements, and should be read in conjunction with the audited consolidated balance sheet and related notes thereto included in the Company’s Registration Statement on Form S-11, as amended. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the operating results expected for the full year. Consolidated results of operations for the period from July 27, 2010 (Date of Inception) to September 30, 2011 have not been presented because the Company had not begun its principal operations during such period. The information furnished in our accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statements of operations, stockholders’ equity, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We make no representation or warranty (expressed or implied) about the accuracy of any such forward looking statements contained in this Quarterly Report on Form 10-Q. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of the Company’s prospectus.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS

	September 30, 2012	December 31, 2011
ASSETS
Investment in real estate assets:
Land	$33,775,775	$—
Buildings and improvements, less accumulated depreciation of $604,459 and $0, respectively	106,253,772	—
Acquired intangible lease assets, less accumulated amortization of $341,203 and $0, respectively	19,075,473	—
Total investment in real estate assets, net	159,105,020	—
Cash and cash equivalents	12,022,794	200,000
Restricted cash	1,247,370	—
Rents and tenant receivables	250,758	—
Prepaid expenses and other assets	457,788	—
Deferred financing costs, less accumulated amortization of $225,701 and $0, respectively	2,651,753	—
Total assets	$175,735,483	$200,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility	$39,000,000	$—
Accounts payable and accrued expenses	751,009	—
Escrowed investor proceeds	1,247,370	—
Due to affiliates	99,299	—
Acquired below market lease intangibles, less accumulated amortization of $42,777 and $0, respectively	2,965,355	—
Distributions payable	691,081	—
Bond obligations, deferred rental income and other liabilities	765,553	—
Total liabilities	45,519,667	—
Commitments and contingencies
Redeemable common stock	538,823	—
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 490,000,000 shares authorized, 15,375,050 and 20,000 shares issued and outstanding, respectively	153,751	200
Capital in excess of par value	136,190,623	199,800
Accumulated distributions in excess of earnings	(6,667,381)	—
Total stockholders’ equity	129,676,993	200,000
Total liabilities and stockholders’ equity	$175,735,483	$200,000
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
Revenues:
Rental and other property income	$1,723,130	$2,345,143
Tenant reimbursement income	123,374	149,677
Total revenue	1,846,504	2,494,820
Expenses:
General and administrative expenses	588,679	811,982
Property operating expenses	130,055	156,555
Advisory fees and expenses	207,065	297,260
Acquisition related expenses	2,610,841	4,559,418
Depreciation	448,258	604,459
Amortization	229,331	333,767
Total operating expenses	4,214,229	6,763,441
Operating loss	(2,367,725)	(4,268,621)
Other income (expense):
Interest and other income	114	487
Interest expense	(364,417)	(617,635)
Total other expense	(364,303)	(617,148)
Net loss	$(2,732,028)	$(4,885,769)
Weighted average number of common shares outstanding:
Basic and diluted	9,628,953	3,789,868
Net loss per common share:
Basic and diluted	$(0.28)	$(1.29)
Distributions declared per common share	$0.16	$0.47
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2012	20,000	$200	$199,800	$—	$200,000
Issuance of common stock	15,355,050	153,551	153,021,670	—	153,175,221
Distributions to investors	—	—	—	(1,781,612)	(1,781,612)
Commissions on stock sales and related dealer manager fees	—	—	(13,421,581)	—	(13,421,581)
Other offering costs	—	—	(3,070,443)	—	(3,070,443)
Changes in redeemable common stock	—	—	(538,823)	—	(538,823)
Net loss	—	—	—	(4,885,769)	(4,885,769)
Balance, September 30, 2012	15,375,050	$153,751	$136,190,623	$(6,667,381)	$129,676,993
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF CASH FLOWS

Nine Months Ended
September 30, 2012
Cash flows from operating activities:
Net loss	$(4,885,769)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	604,459
Amortization of intangible lease assets and below market lease intangible, net	298,426
Amortization of deferred financing costs	225,701
Changes in assets and liabilities:
Rents and tenant receivables	(250,758)
Prepaid expenses and other assets	(407,788)
Accounts payable and accrued expenses	751,009
Deferred rental income and other liabilities	181,328
Due to affiliates	99,299
Net cash used in operating activities	(3,384,093)
Cash flows from investing activities:
Investment in real estate assets	(156,451,712)
Change in restricted cash	(1,247,370)
Net cash used in investing activities	(157,699,082)
Cash flows from financing activities:
Proceeds from credit facility	80,460,324
Repayments of credit facility	(41,460,324)
Proceeds from affiliate line of credit	11,700,000
Repayments of affiliate line of credit	(11,700,000)
Repayment of bond obligations	(6,613)
Proceeds from issuance of common stock	152,636,398
Offering costs on issuance of common stock	(16,492,024)
Distributions to investors	(551,708)
Payment of loan deposit	(50,000)
Change in escrowed investor proceeds	1,247,370
Deferred financing costs paid	(2,877,454)
Net cash provided by financing activities	172,905,969
Net increase in cash and cash equivalents	11,822,794
Cash and cash equivalents, beginning of period	200,000
Cash and cash equivalents, end of period	$12,022,794

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$691,081
Common stock issued through distribution reinvestment plan	$538,823
Fair value of assumed bond obligations	$590,838
Supplemental Cash Flow Disclosures:
Interest paid	$311,568
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
September 30, 2012
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Credit Property Trust IV, Inc. (the “Company”) was formed on July 27, 2010 and is a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes beginning with the year ending December 31, 2012. The Company is the sole general partner of and owns a 99.9% partnership interest in Cole Operating Partnership IV, LP, a Delaware limited partnership (“CCPT IV OP”). Cole REIT Advisors IV, LLC (“CR IV Advisors”), the advisor to the Company, is the sole limited partner and owner of an insignificant noncontrolling partnership interest of 0.1% of CCPT IV OP. Substantially all of the Company’s business is conducted through CCPT IV OP.
On January 26, 2012, pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933, as amended (Registration No. 333-169533) (the “Registration Statement”), the Company commenced its initial public offering on a “best efforts” basis of up to a maximum of 250.0 million shares of its common stock at a price of $10.00 per share, and up to 50.0 million additional shares to be issued pursuant to a distribution reinvestment plan (the “DRIP”) under which the Company’s stockholders may elect to have distributions reinvested in additional shares of common stock at a price of $9.50 per share (the “Offering”).
On April 13, 2012, the Company issued 308,000 shares of its common stock in the Offering and commenced principal operations. As of September 30, 2012, the Company had issued approximately 15.4 million shares of its common stock in the Offering for gross offering proceeds of $153.2 million before offering costs and selling commissions of $16.5 million. The Company intends to continue to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio of core commercial real estate investments primarily consisting of necessity retail properties located throughout the United States, including U.S. protectorates. The Company expects that the retail properties primarily will be single-tenant properties and multi-tenant “power centers” anchored by large, creditworthy national or regional retailers. The Company expects that the retail properties typically will be subject to long-term triple net or double net leases, whereby the tenant will be obligated to pay for most of the expenses of maintaining the property. As of September 30, 2012, the Company owned 32 properties, comprising 582,000 rentable square feet of commercial space located in 15 states. As of September 30, 2012, the rentable space at these properties was 99.8% leased.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated balance sheet and related notes thereto included in the Company’s Registration Statement on Form S-11, as amended. Consolidated results of operations and cash flows for the periods ended September 30, 2011 have not been presented because the Company had not commenced its principal operations during such periods.
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
September 30, 2012

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
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate and related assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the nine months ended September 30, 2012.
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
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of September 30, 2012.
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
September 30, 2012

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
Restricted Cash
Restricted cash as of September 30, 2012 consisted of escrowed investor proceeds of $1.2 million for which shares of common stock had not been issued. The Company had no restricted cash as of December 31, 2011.
Deferred Financing Costs
Deferred financing costs are capitalized and amortized on a straight-line basis over the term of the related financing arrangement, which approximates the effective interest method. Amortization of deferred financing costs was $189,000 and $226,000 for the three and nine months ended September 30, 2012, respectively. There were no deferred financing costs or related amortization as of December 31, 2011.
Concentration of Credit Risk
As of September 30, 2012, the Company had no cash on deposit in excess of federally insured levels. The Company limits significant cash deposits to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2012

As of September 30, 2012, two of the Company’s tenants, Walgreen Co. and Town & Country Food Stores, Inc., each accounted for 11% of the Company’s 2012 gross annualized rental revenues. The Company also had certain geographic concentrations in its property holdings. In particular, as of September 30, 2012, 12 of the Company’s properties were located in Texas, two were located in Virginia and two were located in Florida, which accounted for 32%, 12% and 11%, respectively, of the Company’s 2012 gross annualized rental revenues. In addition, the Company had tenants in the convenience store, drugstore, restaurant and discount store industries, which comprised 25%, 17%, 14% and 10%, respectively, of the Company’s 2012 gross annualized rental revenues.
Revenue Recognition
Certain properties have leases where minimum rental payments increase during the term of the lease. The Company records rental income for the full term of each lease on a straight-line basis. When the Company acquires a property, the terms of existing leases are considered to commence as of the acquisition date for the purpose of determining this calculation. The Company defers the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Expected reimbursements from tenants for recoverable real estate taxes and operating expenses are included in tenant reimbursement income in the period when such costs are incurred.
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
Offering and Related Costs
CR IV Advisors funds all of the organization and offering costs on the Company’s behalf (excluding selling commissions and the dealer-manager fee) and may be reimbursed for such costs up to 2.0% of gross proceeds from the Offering. As of September 30, 2012, CR IV Advisors had incurred $3.5 million of costs related to the organization of the Company and the Offering, of which the Company had reimbursed $3.1 million. The remaining $451,000 of costs related to the organization of the Company and the Offering were not included in the financial statements of the Company as of September 30, 2012 because such costs were not a liability of the Company as they exceeded 2.0% of gross proceeds from the Offering. This amount will become payable to CR IV Advisors as the Company raises additional proceeds in the Offering. When recorded by the Company, organization costs are expensed as incurred and the offering costs, which include items such as legal and accounting fees, marketing and personnel, promotional and printing costs, are recorded as a reduction of capital in excess of par value along with selling commissions and dealer manager fees in the period in which they become payable.
Due to Affiliates
Certain affiliates of the Company’s advisor received, and will continue to receive fees, reimbursements and compensation in connection with services provided relating to the Offering and the acquisition, management, financing and leasing of the properties of the Company. As of September 30, 2012, $99,000 was due to CR IV Advisors for such services, as discussed in Note 7 to these condensed consolidated unaudited financial statements.
Stockholders’ Equity
As of September 30, 2012 and December 31, 2011, the Company was authorized to issue 490.0 million shares of common stock and 10.0 million shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On August 11, 2010, the Company sold 20,000 shares of common stock, at $10.00 per share, to Cole Holdings Corporation, the indirect owner of the Company’s advisor and dealer-manager. As of September 30, 2012, the Company had approximately 15.4 million shares of common stock issued and outstanding. The Company’s board of directors may amend the charter to authorize the issuance of additional shares of capital stock without obtaining shareholder approval. The par value of investor proceeds raised from the Offering is classified as common stock, with the remainder allocated to capital in excess of par value.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2012

Reportable Segments
The Company’s operating segment consists of commercial properties, which include activities related to investing in real estate such as retail, office and distribution properties and other real estate related assets. The commercial properties are geographically diversified throughout the United States, and the Company evaluates operating performance on an overall portfolio level. These commercial properties have similar economic characteristics; therefore, the Company’s properties are one reportable segment.
Interest
Interest is charged to interest expense as it accrues. No interest costs were capitalized during the nine months ended September 30, 2012.
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
The Company’s board of directors authorized a daily distribution, based on 366 days in the calendar year, of $0.001707848 per share for stockholders of record as of the close of business on each day of the period commencing April 14, 2012, the first day following the release from escrow of the subscription proceeds received in the Offering, and ending on December 31, 2012. As of September 30, 2012, the Company had distributions payable of $691,000. The distributions were paid in October 2012, of which $345,000 was reinvested in shares through the DRIP. As of December 31, 2011, the Company had no distributions payable.
Redeemable Common Stock
Under the Company’s share redemption program, the Company’s requirement to redeem its shares is limited to the net proceeds received by the Company from the sale of shares under the DRIP, net of shares redeemed to date. The Company records amounts that are redeemable under the share redemption program as redeemable common stock outside of permanent equity in its consolidated balance sheet. As of September 30, 2012, the Company had issued approximately 57,000 shares of common stock under the DRIP for cumulative proceeds of $539,000. As of September 30, 2012, the Company had not received any requests for redemptions. As of December 31, 2011, the Company had not issued shares of common stock under the DRIP and had not redeemed any shares. Changes in the amount of redeemable common stock from period to period are recorded as an adjustment to capital in excess of par value.
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
September 30, 2012

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
Credit Facility – The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of  September 30, 2012. The estimated fair value of the Company’s debt was $39.0 million as of September 30, 2012, which approximated the carrying value on such date. The Company had no amounts outstanding on the credit facility as of December 31, 2011. The fair value of the Company’s debt is estimated using Level 2 inputs.
Bond Obligations – The Company has bond obligations pursuant to a special assessment from a municipality that were assumed in connection with a property acquisition. The fair value is estimated by discounting the expected cash flows on the bond obligations at rates for similar obligations that management believes would be available to the Company as of September 30, 2012. The estimated fair value of the Company’s bond obligations was $584,000 as of September 30, 2012, which approximated the carrying value on such date. The Company had no bond obligations as of December 31, 2011. The fair value of the Company’s bond obligations is estimated using Level 2 inputs.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of September 30, 2012, there have been no transfers of financial assets or liabilities between levels.
NOTE 4 — REAL ESTATE ACQUISITIONS
During the nine months ended September 30, 2012, the Company acquired 32 commercial properties for an aggregate purchase price of $157.0 million (the “2012 Acquisitions”). The Company purchased the 2012 Acquisitions with net proceeds from the Offering and proceeds from the Company’s revolving credit facility and line of credit with an affiliate of the Company’s advisor. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation:

September 30, 2012
Land	$33,775,775
Building and improvements	106,858,231
Acquired in-place leases	18,326,349
Acquired above-market leases	1,090,327
Acquired below-market leases	(3,008,132)
Total purchase price	$157,042,550
During the three and nine months ended September 30, 2012, the Company recorded revenue of $1.8 million and $2.5 million, respectively, and a net loss of $1.8 million and $3.4 million, respectively, related to the 2012 Acquisitions.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2012

The following information summarizes selected financial information of the Company as if all of the 2012 Acquisitions were completed on January 1, 2011 for each period presented below. The table below presents the Company’s estimated revenue and net income (loss), on a pro forma basis, for the three and nine months ended September 30, 2012 and 2011, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Pro forma basis (unaudited):
Revenue	3,053,386	3,053,386	9,098,700	9,098,700
Net income (loss)	500,499	569,773	2,586,868	(1,787,088)
The unaudited pro forma information for the three and nine months ended September 30, 2012 was adjusted to exclude $2.6 million and $4.6 million, respectively, of acquisition costs recorded during the current period related to the 2012 Acquisitions. These costs were recognized in the unaudited pro forma information for the nine months ended September 30, 2011. The unaudited pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2011, nor does it purport to represent the results of future operations.
NOTE 5 — CREDIT FACILITY
As of September 30, 2012, the Company had $39.0 million of debt outstanding under its secured revolving credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) as administrative agent pursuant to an amended and restated credit agreement (the “Credit Agreement”). The Credit Facility allows the Company to borrow up to $250.0 million in revolving loans (the “Revolving Loans”), with the maximum amount outstanding not to exceed 65% of the cost or appraised value of qualified properties as determined by the administrative agent (the “Borrowing Base”). As of September 30, 2012, the allowable borrowings under the Borrowing Base of the Credit Facility was approximately $62.0 million based on the underlying collateral pool for qualified properties. Subject to meeting certain conditions described in the Credit Agreement and the payment of certain fees, the amount of the Credit Facility may be increased up to a maximum of $400.0 million. The Credit Facility matures on July 13, 2015.
The Revolving Loans will bear interest at rates depending upon the type of loan specified by the Company. For a Eurodollar rate loan, as defined in the Credit Agreement, the interest rate will be equal to the one-month LIBOR for the interest period, plus 2.35%. For floating rate loans, the interest rate will be a per annum amount equal to 1.35% plus the greatest of (1) the Federal Funds Rate plus 0.5%; (2) JPMorgan Chase’s Prime Rate; or (3) the one-month LIBOR plus 1.0%. As of September 30, 2012, the Revolving Loans had a weighted average interest rate 2.69%.
The Credit Agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage and leverage ratio requirements and dividend payout and REIT status requirements. Based on the Company’s analysis and review of its results of operations and financial condition, the Company believes it was in compliance with the covenants of the Credit Facility as of September 30, 2012.
In addition, during the nine months ended September 30, 2012, the Company entered into a $10.0 million subordinate revolving line of credit with Series C, LLC, an affiliate of CR IV Advisors (“Series C”), (the “Series C Loan”). The Series C Loan has a fixed interest rate of 4.5% with accrued interest payable monthly in arrears and principal due upon maturity on April 12, 2013. The Series C Loan was approved by a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction as being fair, competitive and commercially reasonable and no less favorable to the Company than a comparable loan between unaffiliated parties under the same circumstances. As of September 30, 2012, there were no amounts outstanding on the Series C Loan.
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

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2012

Environmental Matters
In connection with the ownership and operation of real estate, the Company potentially may be liable for costs and damages related to environmental matters. The Company owns certain properties that are subject to environmental remediation. In each case, the seller of the property, the tenant of the property and/or another third party has been identified as the responsible party for environmental remediation costs related to the respective property. Additionally, in connection with the purchase of certain of the properties, the respective sellers and/or tenants have indemnified the Company against future remediation costs. In addition, the Company carries environmental liability insurance on its properties that provides limited coverage for remediation liability and pollution liability for third-party bodily injury and property damage claims. Accordingly, the Company does not believe that it is reasonably possible that the environmental matters identified at such properties will have a material effect on its results of operations, financial condition or liquidity, nor is it aware of any environmental matters at other properties which it believes are reasonably possible to have a material effect on its results of operations, financial condition or liquidity.
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
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions and the dealer-manager fee) are paid by CR IV Advisors or its affiliates and are reimbursed by the Company up to 2.0% of aggregate gross offering proceeds. A portion of the other organization and offering expenses may be underwriting compensation. As of September 30, 2012, CR IV Advisors had paid organization and offering costs of $3.5 million in connection with the Offering, of which $451,000 was not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 2.0% of gross proceeds from the Offering. This amount may become payable to CR IV Advisors as the Company continues to raise additional proceeds in the Offering.
The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by CR IV Advisors or its affiliates related to the services described above during the periods indicated:

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
Offering:
Selling commissions	$7,381,953	$10,361,511
Selling commissions reallowed by Cole Capital	$7,381,953	$10,361,511
Dealer manager fees	$2,154,879	$3,060,070
Dealer manager fees reallowed by Cole Capital	$1,282,091	$1,599,810
Other organization and offering expenses	$2,164,322	$3,070,443

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2012

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
The Company recorded fees and expense reimbursements as shown in the table below for services provided by CR IV Advisors or its affiliates related to the services described above during the periods indicated:

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
Acquisition and Operations:
Acquisition fees and expenses	$1,880,613	$3,184,334
Advisory fees and expenses	$207,065	$297,260
Operating expenses	$80,478	$137,573
The Company did not incur any advisory fees or operating expense reimbursements from April 13, 2012, when the Company commenced principal operations, through May 31, 2012 as CR IV Advisors agreed to waive its rights to these fees and expense reimbursements during such period.
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

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2012

During the nine months ended September 30, 2012, no commissions or fees were incurred for any such services provided by CR IV Advisors and its affiliates related to the services described above.
Due to Affiliates
As of September 30, 2012, $99,000 had been incurred primarily for operating and acquisition expenses by CR IV Advisors or its affiliates, but had not yet been reimbursed by the Company and were included in due to affiliates on the condensed consolidated unaudited balance sheets.
Transactions
During the nine months ended September 30, 2012, the Company acquired 100% of the membership interests in two commercial properties from Series C for an aggregate purchase price of $4.3 million. A majority of the Company’s board of directors (including a majority of the Company’s independent directors) not otherwise interested in the transactions approved the acquisitions as being fair and reasonable to the Company and determined that the cost to the Company of each property was equal to the cost of the respective property to Series C (including acquisition related expenses). In addition, the purchase price of each property, exclusive of closing costs, was not in excess of the current appraised value of the respective property as determined by an independent third party appraiser.
In connection with the real estate assets acquired from Series C during the nine months ended September 30, 2012, the Company entered into the Series C Loan. Refer to Note 5 to these condensed consolidated unaudited financial statements for the terms of the Series C Loan. The Series C Loan was repaid in full during the nine months ended September 30, 2012, with gross offering proceeds. The Company paid $39,000 of interest to CR IV Advisors related to the Series C Loan during the nine months ended September 30, 2012.
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
NOTE 9 — OPERATING LEASES
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2012, the leases have a weighted-average remaining term of 16.2 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. As of September 30, 2012, the future minimum rental income from the Company’s investment in real estate assets under non-cancelable operating leases, assuming no exercise of renewal options, is as follows:

Future Minimum Rental Income
October 1, 2012 through December 31, 2012	$2,858,594
2013	11,434,374
2014	11,434,374
2015	11,395,049
2016	11,382,877
2017	11,268,071
Thereafter	125,360,590
$185,133,929

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2012

NOTE 10 — SUBSEQUENT EVENTS
Status of the Offering
As of November 12, 2012, the Company had received $221.3 million in gross offering proceeds through the issuance of approximately 22.2 million shares of its common stock in the Offering (including shares issued pursuant to the DRIP).
Credit Facility
Subsequent to September 30, 2012, the Borrowing Base was increased to $71.1 million. As of November 12, 2012, the Company had $39.0 million outstanding under the Credit Facility.
Investment in Real Estate Assets
Subsequent to September 30, 2012, the Company acquired 15 commercial real estate properties for an aggregate purchase price of $50.7 million. The acquisitions were funded with net proceeds of the Offering. Acquisition related expenses totaling $1.5 million were expensed as incurred.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated balance sheet, and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Registration Statement on Form S-11, as amended. The terms “we,” “us,” “our” and the “Company” refer to Cole Credit Property Trust IV, Inc. and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our condensed consolidated unaudited financial statements and the notes thereto.
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
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Investors are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Quarterly Report on Form 10-Q include, among others, changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, rent relief, inability to obtain new tenants upon the expiration or termination of existing leases, inability to obtain financing or refinance existing debt, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our prospectus relating to the Offering.
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
Overview
We were formed on July 27, 2010, and we intend to elect to be taxed as a REIT for federal income tax purposes beginning with the taxable year ending December 31, 2012. We commenced our principal operations on April 13, 2012, when we issued the initial 308,000 shares of our common stock. We have no paid employees and are externally advised and managed by CR IV Advisors. We intend to use substantially all of the net proceeds from our Offering to acquire and operate a diverse portfolio of retail and other income-producing commercial properties, which are leased to creditworthy tenants under long-term leases. We expect that most of the properties will be strategically located throughout the United States and U.S. protectorates and subject to long-term triple net or double net leases, whereby the tenant will be obligated to pay for all or most of the expenses of maintaining the property (including real estate taxes, special assessments and sales and use taxes, utilities, insurance, building repairs and common area maintenance related to the property). We generally intend to hold each property we acquire for an extended period, of more than seven years.

Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our property indebtedness and acquisition and operating expenses. Rental and other property income accounted for 93% and 94% of our total revenue for the three and nine months ended September 30, 2012, respectively. As 99.8% of our rentable square feet was under lease as of September 30, 2012, with a weighted average remaining lease term of 16.2 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. CR IV Advisors regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If CR IV Advisors identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease. In addition, as of September 30, 2012, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate and related assets net of gross intangible lease liabilities, was 25%.
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
Recent Market Conditions
Beginning in late 2007, domestic and international financial markets experienced significant disruptions that were brought about in large part by challenges in the world-wide banking system. These disruptions severely impacted the availability of credit and contributed to rising costs associated with obtaining credit. Since 2010, the volume of mortgage lending for commercial real estate has been increasing and lending terms have improved and they continue to improve; however, such lending activity continues to be significantly less than previous levels. Although lending market conditions have improved, certain factors continue to negatively affect the lending environment, including the sovereign credit issues of certain countries in the European Union. We may experience more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance any debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We expect to manage the current mortgage lending environment by considering alternative lending sources, including the securitization of debt, utilizing fixed rate loans, borrowings on our Credit Facility, short-term variable rate loans, assuming existing mortgage loans in connection with property acquisitions, or entering into interest rate lock or swap agreements, or any combination of the foregoing.
The economic downturn led to high unemployment rates and a decline in consumer spending. These economic trends have adversely impacted the retail and real estate markets by causing higher tenant vacancies, declining rental rates and declining property values. In 2011 and through September 30, 2012, the economy improved and continues to show signs of recovery. Additionally, the real estate markets have experienced an improvement in property values, occupancy and rental rates; however, in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. As of September 30, 2012, 99.8% of our rentable square feet was under lease. However, if the recent improvements in economic conditions do not continue, we may experience vacancies or be required to reduce rental rates on occupied space. If we do experience vacancies, CR IV Advisors will actively seek to lease our vacant space, however, such space may be leased at lower rental rates and for shorter lease terms than our current leases provide.
Results of Operations
On April 13, 2012 we commenced principal operations and as of September 30, 2012, we owned 32 properties, of which 99.8% of the gross rentable square feet was leased. As we did not commence principal operations until April 13, 2012, comparative financial data is not presented for the three and nine months ended September 30, 2011.

Three Months Ended September 30, 2012
Revenue for the three months ended September 30, 2012 totaled $1.8 million. Our revenue consisted primarily of rental and other property income of $1.7 million related to the 2012 Acquisitions, which accounted for 93% of total revenue. We also paid certain operating expenses subject to reimbursement by our tenants, which resulted in $123,000 in tenant reimbursement income during the three months ended September 30, 2012.
General and administrative expenses for the three months ended September 30, 2012 totaled $589,000, primarily consisting of unused Credit Facility fees, insurance, advisor operating expense reimbursements, accounting fees, board of directors fees, legal fees, organization fees and state income and franchise taxes. For the three months ended September 30, 2012, property operating expenses were $130,000, primarily related to property taxes, repairs and maintenance and property related insurance. Depreciation and amortization expenses were $678,000 and acquisition expenses totaled $2.6 million during the three months ended September 30, 2012, related to the 2012 Acquisitions.
Pursuant to the advisory agreement with CR IV Advisors and based upon the amount of our current invested assets, we are required to pay to CR IV Advisors a monthly advisory fee equal to one-twelfth of 0.75% of the average invested assets. Additionally, we may be required to reimburse certain expenses incurred by CR IV Advisors in providing such advisory services, subject to limitations as set forth in the advisory agreement. Advisory fees and expenses for the three months ended September 30, 2012 totaled $207,000.
Our 2012 Acquisitions were financed with proceeds from our Offering and borrowings from our Credit Facility. During the three months ended September 30, 2012, we incurred interest expense of $364,000, which included $189,000 in amortization of deferred financing costs. Our debt financing costs in future periods will vary based on our level of future borrowings, which will depend on the level of investor proceeds raised, the cost and availability of borrowings, and the opportunity to acquire real estate assets in accordance with our investment strategy.
Nine Months Ended September 30, 2012
Revenue for the nine months ended September 30, 2012 totaled $2.5 million. Our revenue consisted primarily of rental and other property income of $2.3 million related to the 2012 Acquisitions, which accounted for 94% of total revenue. We also paid certain operating expenses subject to reimbursement by our tenants, which resulted in $150,000 in tenant reimbursement income during the nine months ended September 30, 2012.
General and administrative expenses for the nine months ended September 30, 2012 totaled $812,000, primarily consisting of unused Credit Facility fees, insurance, advisor operating expense reimbursements, board of directors fees, accounting fees, legal fees, organization fees and state income and franchise taxes. For the nine months ended September 30, 2012, property operating expenses were $157,000, primarily related to property taxes, repairs and maintenance and property related insurance. Depreciation and amortization expenses were $938,000 and acquisition expenses totaled $4.6 million during the nine months ended September 30, 2012 related to the 2012 Acquisitions.
Pursuant to the advisory agreement with CR IV Advisors and based upon the amount of our current invested assets, we are required to pay to CR IV Advisors a monthly advisory fee equal to one-twelfth of 0.75% of the average invested assets. Additionally, we may be required to reimburse certain expenses incurred by CR IV Advisors in providing such advisory services, subject to limitations as set forth in the advisory agreement. Advisory fees and expenses for the nine months ended September 30, 2012 totaled $297,000.
Our 2012 Acquisitions were financed with proceeds from our Offering and borrowings from our Credit Facility. During the nine months ended September 30, 2012, we incurred interest expense of $618,000, which included $226,000 in amortization of deferred financing costs. Our debt financing costs in future periods will vary based on our level of future borrowings, which will depend on the level of investor proceeds raised, the cost and availability of borrowings, and the opportunity to acquire real estate assets in accordance with our investment strategy.
Distributions
Our board of directors authorized a daily distribution, based on 366 days in the calendar year, of $0.001707848 per share for stockholders of record as of each day of the period commencing on April 14, 2012, the first day following the release from escrow of the subscription proceeds received in the Offering, and ending on December 31, 2012.

During the nine months ended September 30, 2012, we paid distributions of $1.1 million, including $539,000 through the issuance of shares pursuant to our DRIP. Net cash used in operating activities for the nine months ended September 30, 2012 was $3.4 million and reflects a reduction for real estate acquisition fees and related costs incurred and expensed of $4.6 million, in accordance with GAAP. As set forth in the “Estimated Use of Proceeds” section of the prospectus for the Offering, we treat our real estate acquisition related expenses as funded by proceeds from the Offering. Therefore, for consistency, proceeds from the issuance of common stock for the nine months ended September 30, 2012 are considered a source of our distributions to the extent that acquisition expenses have reduced net cash flows from operating activities. As such, all of our 2012 distributions were funded from proceeds from our Offering. For the nine months ended September 30, 2011, no distributions were paid as we had not commenced principal operations.
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
We expect our operating cash flows to increase as we acquire properties. Assuming a maximum offering and assuming all shares available under our DRIP are sold, we expect that approximately 88.1% of the gross proceeds from the sale of our common stock will be invested in real estate and real estate-related assets, while the remaining approximately 11.9% will be used for working capital and to pay costs of the offering, including sales commissions, dealer manager fees, organization and offering expenses and fees and expenses of CR IV Advisors in connection with acquiring properties. CR IV Advisors pays the organizational and other offering costs associated with the sale of our common stock, which we reimburse in an amount up to 2.0% of the gross proceeds of our Offering. As of September 30, 2012, CR IV Advisors had paid offering and organization costs of $3.5 million in connection with our Offering, of which we had reimbursed $3.1 million. The remaining $451,000 of costs related to the organization of our Offering were not included in the our financial statements as of September 30, 2012 because such costs were not a liability to us as they exceeded 2.0% of gross proceeds from the Offering. This amount may become payable to CR IV Advisors as we continue to raise additional proceeds in the Offering.
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related investments and the payment of acquisition related expenses, operating expenses, distributions and redemptions to stockholders and interest and principal on any future indebtedness. Generally, we expect to meet our long-term liquidity requirements through proceeds from the sale of our common stock, borrowings on our Credit Facility or the Series C Loan, proceeds from secured or unsecured financings from banks and other lenders and net cash flows from operations.
We expect that substantially all net cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we may use other sources to fund distributions, as necessary, including proceeds from our Offering, borrowings on the Credit Facility and/or future borrowings on our unencumbered assets. To the extent that cash flows from operations are lower due to fewer properties being acquired or lower than expected returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash flows from the Offering or debt financings will be used to fund acquisitions, certain capital expenditures identified at acquisition, repayments of outstanding debt or distributions to our stockholders.

As of September 30, 2012, we had issued approximately 15.4 million shares of our common stock in the Offering resulting in gross proceeds of $153.2 million. As of September 30, 2012, we have not received any redemption requests or redeemed any shares of our common stock.
As of September 30, 2012, we had $39.0 million of debt outstanding on our Credit Facility and an additional $23.0 million of availability based on the current borrowing base assets. See Note 5 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for certain terms of the Credit Facility. As of September 30, 2012, the ratio of our debt to gross real estate and related assets, net of gross intangible lease liabilities, was 25%.
Our contractual obligations as of September 30, 2012 were as follows:

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments — credit facility	$39,000,000	$—	$39,000,000	$—	$—
Interest payments — credit facility (2)	3,343,000	1,194,000	2,149,000	—	—
Principal payments — fixed rate debt (3)	522,933	—	—	5,316	517,617
Interest payments — fixed rate debt	622,243	28,929	88,611	89,340	415,363
Total	$43,488,176	$1,222,929	$41,237,611	$94,656	$932,980

(1)	The table above does not include amounts due to CR IV Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)	Payment obligations for the Revolving Loans outstanding under the Credit Facility are based on an interest rate in effect as of September 30, 2012 of 3.06%.

(3)
Principal payment amounts reflect actual payments based on the face amount of bond obligations assumed in connection with a property acquisition. As of September 30, 2012, the fair value adjustments, net of amortization, of bond obligations were $68,000.

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
Cash Flow Analysis
Operating Activities. Net cash used in operating activities was $3.4 million for the nine months ended September 30, 2012, primarily due to a net loss of $4.9 million, which resulted from $4.6 million of acquisition costs for the 2012 Acquisitions, offset by depreciation and amortization expenses totaling $1.1 million and an increase in accounts payable and accrued expenses of $751,000. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities was $157.7 million for the nine months ended September 30, 2012, primarily resulting from the purchase of the 2012 Acquisitions.
Financing Activities. Net cash provided by financing activities was $172.9 million for the nine months ended September 30, 2012, primarily due to net proceeds from the issuance of common stock of $136.1 million and net proceeds from the line of credit of $39.0 million.

Election as a REIT
We believe we qualify and intend to elect to be taxed as a REIT for federal income tax purposes under the Internal Revenue Code of 1986, as amended beginning with the year ending December 31, 2012. To qualify and maintain our status as a REIT, we must meet certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. As a REIT, we generally would not be subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains).
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
Critical Accounting Policies and Estimates
Our accounting policies have been established to conform to GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We consider our critical accounting policies to be the following:

•	Investment in and Valuation of Real Estate and Related Assets;

•	Allocation of Purchase Price of Real Estate and Related Assets;

•	Revenue Recognition; and

•	Income Taxes.
A complete description of such policies and our considerations as of December 31, 2011 is contained in our Registration Statement on Form S-11, as amended, and our critical accounting policies have not changed during the nine months ended September 30, 2012. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated balance sheet as of December 31, 2011 and related notes thereto, which is contained in our Registration Statement on Form S-11, as amended.
Commitments and Contingencies
We may be subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 6 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanations.
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

Subsequent Events
Certain events occurred subsequent to September 30, 2012 through the filing date of this Quarterly Report on Form 10-Q. Refer to Note 10 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation. Such events are:

•	Status of the Offering;

•	Credit Facility; and

•	Investment in Real Estate Assets.
New Accounting Pronouncements
Refer to Note 2 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation. There have been no accounting pronouncements issued, but not yet applied by us, that will significantly impact our financial statements.
Off Balance Sheet Arrangements
As of September 30, 2012 and December 31, 2011, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.
Item 3.Quantitative and Qualitative Disclosures About Market Risk
In connection with the acquisition of our properties, we have obtained variable rate debt financing, and are therefore exposed to changes in LIBOR. As of September 30, 2012, we had $39.0 million of variable rate debt outstanding on our Credit Facility, and a change of 50 basis points in interest rates would result in a change in interest expense of $195,000 per annum. In the future, we may obtain additional variable rate debt financing to fund certain property acquisitions, and may be further exposed to interest rate changes. Our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. In addition, we expect that we may enter into derivative financial instruments such as interest rate swaps, interest rate caps, and rate lock arrangements in order to mitigate our interest rate risk. To the extent we enter into such arrangements, we are exposed to credit and market risks including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2012, were effective to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) in connection with the foregoing evaluations that occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or to which our properties are the subject.

Item 1A.	Risk Factors
There have been no material changes from the risk factors set forth in our Registration Statement on Form S-11, as amended.

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
On April 13, 2012, we issued the initial 308,000 shares of our common stock in the Offering and commenced principal operations. As of September 30, 2012, we had issued approximately 15.4 million shares in the Offering for gross proceeds of $153.2 million, out of which we paid $13.4 million in selling commissions and dealer manager fees and $3.1 million in organization and offering costs to CR IV Advisors or its affiliates. With the net offering proceeds, we acquired $157.0 million in real estate and related assets and paid costs of $4.6 million in acquisition related expenses. As of November 12, 2012, we have sold approximately 22.2 million shares in the Offering for gross offering proceeds of $221.3 million. In addition, as of September 30, 2012, we have not received any redemption requests or redeemed any shares of our common stock.

Item 3.	Defaults Upon Senior Securities
No events occurred during the three months ended September 30, 2012 that would require a response to this item.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
No events occurred during the three months ended September 30, 2012 that would require a response to this item.

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
Simon J. Misselbrook
Senior Vice President of Accounting
(Principal Accounting Officer)
Date: November 13, 2012

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

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

3.5	First Amendment to the Bylaws of Cole Credit Property Trust IV, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K (File No. 333-169533), filed June 27, 2012).
4.1	Form of Initial Subscription Agreement (Incorporated by reference to Exhibit 4.1 to the Company’s post-effective amendment to Form S-11 (File No. 333-169533), filed on October 10, 2012).
4.2	Form of Additional Subscription Agreement (Incorporated by reference to Exhibit 4.2 to the Company’s post-effective amendment to Form S-11 (File No. 333-169533), filed on October 10, 2012).
4.3	Alternative Form of Initial Subscription Agreement (Incorporated by reference to Exhibit 4.3 to the Company’s post-effective amendment to Form S-11 (File No. 333-169533), filed on October 10, 2012).
4.4
Form of Initial Subscription Agreement (Alabama Investors) (Incorporated by reference to Exhibit 4.4 to the Company’s post-effective amendment to Form S-11 (File No. 333-169533), filed on October 10, 2012).

4.5
Form of Additional Subscription Agreement (Alabama Investors) (Incorporated by reference to Exhibit 4.5 to the Company’s post-effective amendment to Form S-11 (File No. 333-169533), filed on October 10, 2012).

10.1
Amended and Restated Borrowing Base Revolving Line of Credit Agreement dated as of July 13, 2012 by and among Cole Operating Partnership IV, LP and JPMorgan Chase Bank, N.A. as administrative agent and the lenders referenced herein, and Bank of America, N.A. as syndication agent and U.S. National Bank Association, as documentation agent, and J.P. Morgan Securities LLC, and Merrill Lynch, Pierce, Fenner & Smith, Incorporated as joint bookrunners and joint lead arrangers (Incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (File No. 333-169533), filed on August 14, 2012).

10.2
Agreement for Sale and Purchase by and among Cole BN Golden Valley MN, LLC, Cole BN Lauderdale FL, LLC, Cole BN Lombard IL, LLC, Cole BN Woodlands TX, LLC, The Samurai, Inc., Benihana National of Florida Corp., Benihana Lombard Corp. and Benihana Woodlands Corp., dated August 3, 2012 (Incorporated by reference to Exhibit 10.18 to the Company’s post-effective amendment to Form S-11 (File No. 333-169533), filed on October 10, 2012).

10.3
Master Purchase Agreement and Escrow Instructions by and among Cole WW Cape May NJ, LLC, Cole WW Galloway NJ, LLC, Cape May CS Associates, LLC and Galloway CS Associates, LLC, pursuant to two separate Partial Assignment of Master Agreement and Escrow Instructions, each dated August 29, 2012 (Incorporated by reference to Exhibit 10.19 to the Company’s post-effective amendment to Form S-11 (File No. 333-169533), filed on October 10, 2012).

10.4
Master Purchase Agreement and Escrow Instructions by and between Cole VS Brownsville TX, LLC, Cole VS Mission TX, LLC, Cole VS McAllen TX, LLC, Cole VS Odessa (42nd) TX, LLC, Cole VS Midland TX, LLC, COle VS Brownwood TX, LLC, NNN Retail Properties Fund Sub I LLC and NNN Retail Properties Fund Sub II LLC, pursuant to six separate Partial Assignment of Master Agreement and Escrow Instructions each dated August 30, 2012 (Incorporated by reference to Exhibit 10.20 to the Company’s post-effective amendment to Form S-11 (File No. 333-169533), filed on October 10, 2012).

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

Exhibit No.	Description
101.INS***	XBRL Instance Document.
101.SCH***	XBRL Taxonomy Extension Schema Document.
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
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