Form 10-K
period 2012-12-31
COLE CREDIT PROPERTY TRUST IV, INC.
filed 2013-03-29
CIK 1498547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 333-169533 (1933 Act)
 COLE CREDIT PROPERTY TRUST IV, INC.
(Exact name of registrant as specified in its charter)

Maryland	27-3148022
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2325 East Camelback Road, Suite 1100 Phoenix, Arizona, 85016 (Address of principal executive offices; zip code)	(602) 778-8700 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
None	None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There is no established market for the registrant’s shares of common stock. The registrant is currently conducting an initial public offering of its shares of common stock pursuant to a Registration Statements on Form S-11, which shares are being sold at $10.00 per share with discounts available for certain categories of purchasers. There were approximately 4.5 million shares of common stock held by non-affiliates as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter.
The number of shares of common stock outstanding as of March 26, 2013 was approximately 44.6 million.
Documents Incorporated by Reference:
The Registrant incorporates by reference portions of the Cole Credit Property Trust IV, Inc. Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders (into Items 10, 11, 12, 13 and 14 of Part III).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K of Cole Credit Property Trust IV, Inc., other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Annual Report on Form 10-K is filed with the Securities and Exchange Commission (the “SEC”). We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Annual Report on Form 10-K. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in “Item 1A - Risk Factors” of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS
Formation
Cole Credit Property Trust IV, Inc. (the “Company,” “we,” “our” or “us”) is a Maryland corporation that was formed on July 27, 2010 (Date of Inception) and believes it qualifies and intends to elect to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes beginning with the taxable year ended December 31, 2012. We are the sole general partner of and own, directly or indirectly, 100% of partnership interest in Cole Operating Partnership IV, LP, a Delaware limited partnership (“CCPT IV OP”). We are externally managed by Cole REIT Advisors IV, LLC (“CR IV Advisors”), an a affiliate of our sponsor.
Our sponsor, Cole Real Estate Investments, which is comprised of a group of affiliated entities, including CR IV Advisors, has sponsored various real estate investment programs. CR IV Advisors, pursuant to an advisory agreement with us, is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf. Pursuant to the advisory agreement, CR IV Advisors has fiduciary obligations to us and our stockholders. Our charter provides that our independent directors are responsible for reviewing the performance of CR IV Advisors and determining whether the compensation paid to CR IV Advisors and its affiliates is reasonable. The advisory agreement with CR IV Advisors has a term which currently ends November 30, 2013, and is reconsidered for renewal on an annual basis by our board of directors.
On January 26, 2012, pursuant to a Registration Statement on Form S-11 filed with the SEC under the Securities Act (Registration No. 333-169533), we commenced our initial public offering on a “best efforts” basis offering up to a maximum of 250.0 million shares of its common stock at a price of $10.00 per share, and up to 50.0 million additional shares to be issued pursuant to a distribution reinvestment plan (the “DRIP”) under which our stockholders may elect to have distributions reinvested in additional shares at a price of $9.50 per share (the “Offering”).
On April 13, 2012, we satisfied the conditions of our escrow agreement, issued approximately 308,000 shares in the Offering and commenced principal operations. As of December 31, 2012, we had issued 29.9 million shares of our common stock in the Offering for gross offering proceeds of $298.4 million before offering costs and selling commissions of $32.0 million. We intend to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio of commercial real estate investments primarily consisting of retail properties located throughout the United States, including U.S. protectorates. Our retail properties primarily have been and will be single-tenant properties and multi-tenant “power centers” anchored by large, creditworthy national or regional retailers. Our retail properties typically are and will be subject to long-term triple net or double net leases, whereby the tenant will be obligated to pay for most of the expenses of maintaining the property. As of December 31, 2012, we owned 89 properties, comprising 2.5 million rentable square feet of commercial space located in 27 states. As of December 31, 2012, the rentable space at these properties was 99.1% leased.
Investment Objectives and Policies
Our primary investment objectives are:

•	to acquire quality commercial real estate properties, net leased under long-term leases to creditworthy tenants, which provide current operating cash flow;

•	to provide reasonably stable, current income for stockholders through the payment of cash distributions; and

•	to provide the opportunity to participate in capital appreciation in the value of our investments.
We cannot assure investors that we will achieve these investment objectives. Our board of directors may revise our investment policies, as described below, without the concurrence of our stockholders. However, our board of directors will not amend our charter, including any investment policies that are provided in our charter, without the concurrence of a majority of the outstanding shares, except for amendments that do not adversely affect the rights, preferences and privileges of our stockholders. Our independent directors review our investment policies at least annually to determine that our policies are in the best interest of our stockholders.

Acquisition and Investment Policies
Types of Investments
We invest primarily in income-producing necessity retail properties that are single-tenant or multi-tenant “power centers,” which are leased to national and regional creditworthy tenants under long-term net leases, and are strategically located throughout the United States and U.S. protectorates. We consider necessity retail properties to be properties leased to retail tenants that attract consumers for everyday needs, such as pharmacies, home improvement stores, national superstores, restaurants and regional retailers.
For over three decades, our sponsor, Cole Real Estate Investments, has developed and utilized this investment approach in acquiring and managing core commercial real estate assets primarily in the retail sector but in the office and industrial sectors as well. We believe that our sponsor’s experience in assembling real estate portfolios, which principally focus on national and regional creditworthy tenants subject to long-term leases, will provide us with a competitive advantage. In addition, our sponsor has built a business of over 350 employees, who are experienced in the various aspects of acquiring, financing and managing commercial real estate, and that our access to these resources also will provide us with an advantage.
We also may invest in other income-producing properties, such as office and industrial properties, which may share certain core characteristics with our retail investments, such as a principal creditworthy tenant, a long-term net lease, and a strategic location. We believe investments in these types of office and industrial properties are consistent with our goal of providing investors with stable stream of current income and an opportunity for capital appreciation.
We may further diversify our portfolio by making and investing in mortgage, bridge or mezzanine loans, or in participations in such loans, secured directly or indirectly by the same types of commercial properties that we may acquire directly, and we may invest in other real estate-related securities. We may acquire properties under development or that require substantial refurbishment or renovation. We also may acquire majority or minority interests in other entities with investment objectives similar to ours.
Many of our properties are and we anticipate future properties will be leased to tenants in the chain or franchise retail industry, including but not limited to convenience stores, drug stores and restaurant properties, as well as leased to large national retailers as stand alone properties or as part of so-called “power centers,” which are comprised of big box national, regional and local retailers. CR IV Advisors will monitor industry trends and identify properties on our behalf that serve to provide a favorable return balanced with risk. Our management primarily targets regional or national name brand retail businesses with established track records. We generally intend to hold each property for a period in excess of seven years.
We believe that our general focus on the acquisition of a large number of single-tenant and multi-tenant necessity retail properties net leased to creditworthy tenants presents lower investment risks and greater stability than other sectors of today’s commercial real estate market. By acquiring a large number of single-tenant and multi-tenant retail properties, we believe that lower than expected results of operations from one or a few investments will not necessarily preclude our ability to realize our investment objective of cash flow from our overall portfolio. We believe this approach can result in less risk to investors than an investment approach that targets other asset classes. In addition, we believe that retail properties under long-term triple net and double net leases offer a distinct investment advantage since these properties generally require less management and operating capital, have less recurring tenant turnover and, with respect to single-tenant properties, often offer superior locations that are less dependent on the financial stability of adjoining tenants. In addition, since we acquire properties that are geographically diverse, we expect to minimize the potential adverse impact of economic slow downs or downturns in local markets. Our management believes that a portfolio consisting of both freestanding, single-tenant retail properties and multi-tenant retail properties anchored by large national retailers will enhance our liquidity opportunities for investors by making the sale of individual properties, multiple properties or our investment portfolio as a whole attractive to institutional investors and by making a possible listing of our shares attractive to the public investment community.
To the extent feasible, we seek to achieve a well-balanced portfolio diversified by geographic location, age and lease maturities of the various properties. We pursue properties leased to tenants representing a variety of retail industries to avoid concentration in any one industry. We also are diversified between national, regional and local brands. We generally target properties with lease terms in excess of ten years. We have acquired and may continue to acquire properties with shorter lease terms if the property is in an attractive location, if the property is difficult to replace, or if the property has other significant favorable attributes. We expect that these investments will provide long-term value by virtue of their size, location, quality and condition, and lease characteristics.

There is no limitation on the number, size or type of properties that we acquire, or on the percentage of net proceeds of the Offering that may be invested in a single property. The number and mix of properties comprising our portfolio will depend upon real estate market conditions and other circumstances existing at the time we acquire properties, and the amount of proceeds we raise in the Offering. We will not forego a high quality investment because it does not precisely fit our expected portfolio composition. See “-Other Possible Investments” below for a description of other types of real estate and real estate-related investments we may make.
We incur debt to acquire properties where CR IV Advisors determine that incurring such debt is in our best interests and in the best interest of our stockholders. In addition, from time to time, we have acquired and may continue to acquire some properties without financing and later incur mortgage debt secured by one or more of such properties if favorable financing terms are available. We use the proceeds from these loans to acquire additional properties. See “-Borrowing Policies” below for a more detailed description of our borrowing intentions and limitations.
Real Estate Underwriting Process
In evaluating potential property acquisitions consistent with our investment objectives, CR IV Advisors applies a well-established underwriting process to determine the creditworthiness of potential tenants. Similarly, CR IV Advisors applies credit underwriting criteria to possible new tenants when we are re-leasing properties in our portfolio. Many of the tenants of our properties are and we expect will continue to be national or regional retail chains that are creditworthy entities having high net worth and operating income. CR IV Advisors’ underwriting process includes analyzing the financial data and other available information about the tenant, such as income statements, balance sheets, net worth, cash flow, business plans, data provided by industry credit rating services, and/or other information CR IV Advisors may deem relevant. Generally, these tenants must have a proven track record in order to meet the credit tests applied by CR IV Advisors. In addition, we may obtain guarantees of leases by the corporate parent of the tenant, in which case CR IV Advisors will analyze the creditworthiness of the guarantor. In many instances, especially in sale-leaseback situations, where we are acquiring a property from a company and simultaneously leasing it back to the company under a long-term lease, we will meet with the tenant’s senior management to discuss the company’s business plan and strategy.
When using debt rating agencies, a tenant typically will be considered creditworthy when the tenant has an “investment grade” debt rating by Moody’s Investors Service (“Moody’s”) of Baa3 or better, credit rating by Standard & Poor’s Financial Services, LLC (“Standard & Poor’s”) of BBB- or better, or its payments are guaranteed by a company with such rating. Changes in tenant credit ratings, coupled with future acquisition and disposition activity, may increase or decrease our concentration of creditworthy tenants in the future.
Moody’s ratings are opinions of future relative creditworthiness based on an evaluation of franchise value, financial statement analysis and management quality. The rating given to a debt obligation describes the level of risk associated with receiving full and timely payment of principal and interest on that specific debt obligation and how that risk compares with that of all other debt obligations. The rating, therefore, provides one measure of the ability of a company to generate cash in the future.
A Moody’s debt rating of Baa3, which is the lowest investment grade rating given by Moody’s, is assigned to companies which, in Moody’s opinion, have adequate financial security. However, certain protective elements may be lacking or may be unreliable over any given period of time. A Moody’s debt rating of AAA, which is the highest investment grade rating given by Moody’s, is assigned to companies which, in Moody’s opinion, have exceptional financial security. Thus, investment grade tenants will be judged by Moody’s to have at least adequate financial security, and will in some cases have exceptional financial security.
Standard & Poor’s assigns a credit rating to companies and to each issuance or class of debt issued by a rated company. A Standard & Poor’s credit rating of BBB-, which is the lowest investment grade rating given by Standard & Poor’s, is assigned to companies that, in Standard & Poor’s opinion, exhibit adequate protection parameters. However, adverse economic conditions or changing circumstances are more likely to lead to a weakened capacity of the company to meet its financial commitments. A Standard & Poor’s credit rating of AAA+, which is the highest investment grade rating given by Standard & Poor’s, is assigned to companies that, in Standard & Poor’s opinion, have extremely strong capacities to meet their financial commitments. Thus, investment grade tenants will be judged by Standard & Poor’s to have at least adequate protection parameters, and will in some cases have extremely strong financial positions.

While we will utilize ratings by Moody’s and Standard & Poor’s as one factor in determining whether a tenant is creditworthy, CR IV Advisors will also consider other factors in determining whether a tenant is creditworthy for the purpose of meeting our investment objectives. CR IV Advisors’ underwriting process also will consider information provided by other debt or credit rating agencies, such as Dun & Bradstreet, along with CR IV Advisors’ own analysis of the financial condition of the tenant and/or the guarantor, the operating history of the property with the tenant, the tenant’s market share and track record within the tenant’s industry segment, the general health and outlook of the tenant’s industry segment, the strength of the tenant’s management team and the terms and length of the lease at the time of the acquisition.
Description of Leases
We expect, in most instances, to continue to acquire tenant properties with existing double net or triple net leases. “Net” leases means leases that typically require tenants to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, maintenance, insurance and building repairs related to the property, in addition to the lease payments. Triple net leases typically require the tenant to pay all costs associated with a property in addition to the base rent and percentage rent, if any, including capital expenditures for the roof and the building structure. Double net leases typically hold the landlord responsible for the capital expenditures for the roof and structure, while the tenant is responsible for all lease payments and remaining operating expenses associated with the property. We expect that double net and triple net leases will help ensure the predictability and stability of our expenses, which we believe will result in greater predictability and stability of our cash distributions to stockholders. Not all of our properties are, or will be, subject to net leases. In respect of multi-tenant properties, we expect to continue to have a variety of lease arrangements with the tenants of these properties. Since each lease is an individually negotiated contract between two or more parties, each lease will have different obligations of both the landlord and tenant. Many large national tenants have standard lease forms that generally do not vary from property to property. We will have limited ability to revise the terms of leases to those tenants. We may acquire some properties subject to “gross” leases. “Gross” leases means leases that typically require the tenant to pay a flat rental amount and we would pay for all property charges regularly incurred as a result of our owning the property. When spaces in a property become vacant, existing leases expire, or we acquire properties under development or requiring substantial refurbishment or renovation, we anticipate entering into “net” leases.
Typically, we expect to enter into leases that have existing terms of ten years or more. We may acquire properties under which the lease term has partially expired. We also may acquire properties with shorter lease terms if the property is in an attractive location, if the property is difficult to replace, or if the property has other significant favorable real estate attributes. Under most commercial leases, tenants are obligated to pay a predetermined annual base rent. Some of the leases also will contain provisions that increase the amount of base rent payable at points during the lease term. We expect that many of our leases will contain periodic rent increases. Generally, the leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. Tenants will be required to provide proof of insurance by furnishing a certificate of insurance to CR IV Advisors on an annual basis. The insurance certificates will be tracked and reviewed for compliance by CR IV Advisors’ property and risk management departments. As a precautionary measure, we may obtain, to the extent available, secondary liability insurance, as well as loss of rents insurance that will typically cover one year of annual rent in the event of a rental loss.
Some leases may require that we procure insurance for both commercial general liability and property damage; however, generally the premiums are fully reimbursable from the tenant. In such instances, the policy will list us as the named insured and the tenant as the additional insured.
We do not expect to permit leases to be assigned or subleased without our prior written consent. If we do consent to an assignment or sublease, generally we expect the terms of such consent to provide that the original tenant will remain fully liable under the lease unless we release that original tenant from its obligations.
We may purchase properties and lease them back to the sellers of such properties. While we intend to use our best efforts to structure any such sale-leaseback transaction so that the lease will be characterized as a “true lease” and so that we are treated as the owner of the property for federal income tax purposes, the Internal Revenue Service could challenge this characterization. In the event that any sale-leaseback transaction is re-characterized as a financing transaction for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed, and in certain circumstances, we could lose our REIT status.

Investment Decisions
CR IV Advisors has substantial discretion with respect to the selection of our specific investments, subject to our investment and borrowing policies, and our policies are approved by our board of directors. In pursuing our investment objectives and making investment decisions on our behalf, CR IV Advisors evaluates the proposed terms of the investment against all aspects of the transaction, including the condition and financial performance of the asset, the terms of existing leases and the creditworthiness of the tenant, and property location and characteristics. Because the factors considered, including the specific weight we place on each factor, vary for each potential investment, we do not, and are not able to, assign a specific weight or level of importance to any particular factor.
CR IV Advisors procures and reviews an independent valuation estimate on each and every proposed investment. In addition, CR IV Advisors, to the extent such information is available, considers the following:
•tenant rolls and tenant creditworthiness;
•a property condition report;
•unit level store performance;
•property location, visibility and access;
•age of the property, physical condition and curb appeal;
•neighboring property uses;
•local market conditions including vacancy rates;
•area demographics, including trade area population and average household income;
•neighborhood growth patterns and economic conditions;
•presence of nearby properties that may positively or negatively impact store sales at the subject property; and

•
lease terms, including length of lease term, scope of landlord responsibilities, presence and frequency of contractual rental increases, renewal option provisions, exclusive and permitted use provisions, co-tenancy requirements and terminations options.

CR IV Advisors also reviews the terms of each existing lease by considering various factors, including:
•rent escalations;
•remaining lease term;
•renewal option terms;
•tenant purchase options;
•termination options;
•scope of the landlord’s maintenance, repair and replacement requirements;
•projected net cash flow yield; and
•projected internal rates of return.
Our board of directors has adopted a policy to prohibit acquisitions from affiliates of CR IV Advisors except in limited circumstances. See the section captioned “-Conflicts of Interest ” below.

Conditions to Closing Our Acquisitions
Generally, we condition our obligation to close the purchase of any investment on the delivery and verification of certain documents from the seller or developer, including, where appropriate:

•	plans and specifications;

•	surveys;

•	evidence that title to the property can be freely sold or otherwise transferred to us, subject to such liens and encumbrances as are acceptable to CR IV Advisors;

•	financial statements covering recent operations of properties, if available;

•	title and liability insurance policies; and

•	certificates of the tenant attesting that the tenant believes that, among other things, the lease is valid and enforceable.
In addition, we will take such steps as we deem necessary with respect to potential environmental matters. See the section captioned “-Environmental Matters” below.
We may enter into purchase and sale arrangements with a seller or developer of a suitable property under development or construction. In such cases, we will be obligated to purchase the property at the completion of construction, provided that the construction conforms to definitive plans, specifications, and costs approved by us in advance. In such cases, prior to our acquiring the property, we generally would receive a certificate of an architect, engineer or other appropriate party, stating that the property complies with all plans and specifications. If renovation or remodeling is required prior to the purchase of a property, we expect to pay a negotiated maximum amount to the seller upon completion. We do not currently intend to construct or develop properties or to render any services in connection with such development or construction but we may do so in the future.
In determining whether to purchase a particular property, we may, in accordance with customary practices, obtain an option to purchase such property. The amount paid for an option, if any, normally is forfeited if the property is not purchased and would typically be credited against the purchase price if the property is purchased.
In the purchasing, leasing and developing of properties, we are subject to risks generally incident to the ownership of real estate. Refer to Item 1A. “Risk Factors - General Risks Related to Investments in Real Estate” included elsewhere in this Annual Report on Form 10-K.
Ownership Structure
Our investments in real estate generally take the form of holding fee title or a long-term leasehold estate. We have acquired, and expect to continue to acquire, such interests either directly through our operating partnership or indirectly through limited liability companies, limited partnerships or other entities owned and/or controlled by our operating partnership. We may acquire properties by acquiring the entity that holds the desired properties. We also may acquire properties through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with third parties, including the developers of the properties or affiliates of CR IV Advisors. See the section captioned “-Joint Venture Investments” below.
Joint Venture Investments
We may enter into joint ventures, partnerships, co-tenancies and other co-ownership arrangements with affiliated entities of CR IV Advisors, including other real estate programs sponsored by our sponsor, or other affiliates of CR IV Advisors, and other third parties for the acquisition, development or improvement of properties or the acquisition of other real estate-related investments. We may also enter into such arrangements with real estate developers, owners and other unaffiliated third parties for the purpose of developing, owning and operating real properties. In determining whether to invest in a particular joint venture, CR IV Advisors will evaluate the underlying real property or other real estate-related investment using the same criteria described above in “-Investment Decisions” for the selection of our real property investments. CR IV Advisors also will evaluate the joint venture or co-ownership partner and the proposed terms of the joint venture or a co-ownership arrangement.

Our general policy is to invest in joint ventures only when we will have an option or contract to purchase, or a right of first refusal to purchase, the property held by the joint venture or the co-venturer’s interest in the joint venture if the co-venturer elects to sell such interest. In the event that the co-venturer elects to sell all or a portion of the interests held in any such joint venture, however, we may not have sufficient funds to exercise our right of first refusal to buy the other co-venturer’s interest in the joint venture. In the event that any joint venture with an affiliated entity holds interests in more than one asset, the interest in each such asset may be specially allocated between us and the joint venture partner based upon the respective proportion of funds deemed invested by each co-venturer in each such asset.
CR IV Advisors’ officers and key persons may have conflicts of interest in determining which program sponsored by Cole Real Estate Investments should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, CR IV Advisors’ officers and key persons may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Since some or all of CR IV Advisors’ officers and key persons will also advise the affiliated co-venturer, agreements and transactions between us and any other real estate programs sponsored by Cole Real Estate Investments will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceed the percentage of our investment in the joint venture.
We may enter into joint ventures with other real estate programs sponsored by our sponsor, CR IV Advisors, one or more of our directors, or any of their respective affiliates, only if a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction approve the transaction as being fair and reasonable to us and on substantially the same terms and conditions as those received by unaffiliated joint venturers, and the cost of our investment must be supported by a current third party appraisal of the asset.
Development and Construction of Properties
We may invest in properties on which improvements are to be constructed or completed or which require substantial renovation or refurbishment. We expect that joint ventures would be the exclusive vehicle through which we would invest in build-to-suit properties. Our general policy is to structure them as follows:

•
we may enter into a joint venture with third parties who have an executed lease with the developer who has an executed lease in place with the future tenant whereby we will provide a portion of the equity or debt financing;

•	we would accrue a preferred return during construction on any equity investment;

•	the properties will be developed by third parties; and

•
consistent with our general policy regarding joint venture investments, we would have an option or contract to purchase, or a right of first refusal to purchase, the property or co-investor’s interest.

It is possible that joint venture partners may resist granting us a right of first refusal or may insist on a different methodology for unwinding the joint venture if one of the parties wishes to liquidate its interest.
In the event that we elect to engage in development or construction projects, in order to help ensure performance by the builders of properties that are under construction, completion of such properties will be guaranteed at the contracted price by a completion guaranty, completion bond or performance bond. CR IV Advisors may rely upon the substantial net worth of the contractor or developer or a personal guarantee accompanied by financial statements showing a substantial net worth provided by an affiliate of the person entering into the construction or development contract as an alternative to a completion bond or performance bond. Development of real estate properties is subject to risks relating to a builder’s ability to control construction costs or to build in conformity with plans, specifications and timetables. Refer to Item 1A. “Risk Factors - General Risks Related to Investments in Real Estate” included elsewhere in this Annual Report on Form 10-K.
We may make periodic progress payments or other cash advances to developers and builders of our properties prior to completion of construction only upon receipt of an architect’s certification as to the percentage of the project then completed and as to the dollar amount of the construction then completed. We intend to use such additional controls on disbursements to builders and developers as we deem necessary or prudent. We may directly employ one or more project managers, including CR IV Advisors or an affiliate of CR IV Advisors, to plan, supervise and implement the development of any unimproved properties that we may acquire. Such persons would be compensated directly by us or through an affiliate of CR IV Advisors and reimbursed by us. In either event, the compensation would reduce the amount of any construction fee, development fee or acquisition fee that we would otherwise pay to CR IV Advisors or its affiliate.

In addition, we may invest in unimproved properties, provided that we will not invest more than 10% of our total assets in unimproved properties or in mortgage loans secured by such properties. We will consider a property to be an unimproved property if it was not acquired for the purpose of producing rental or other operating cash flows, has no development or construction in process at the time of acquisition and no development or construction is planned to commence within one year of the acquisition.
Other Possible Investments
Although we expect to invest primarily in real estate, our portfolio may also include other real estate-related investments, such as mortgage, mezzanine, bridge and other loans and securities related to real estate assets, frequently, but not necessarily always, in the corporate sector, to the extent such assets do not cause us to lose our REIT status or cause us to be an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. Thus, to the extent that CR IV Advisors presents us with high quality investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) and do not cause us, our operating partnership or any other subsidiaries to meet the definition of an “investment company” under the Investment Company Act, our portfolio composition may vary from what we initially expect. Our board of directors has broad discretion to change our investment policies in order for us to achieve our investment objectives.
Investing in and Originating Loans.  The criteria that CR IV Advisors will use in making or investing in loans on our behalf are substantially the same as those involved in acquiring properties for our portfolio. We do not intend to make loans to other persons, to underwrite securities of other issuers or to engage in the purchase and sale of any types of investments other than those relating to real estate. However, unlike our property investments which we expect to hold in excess of seven years, we expect that the average duration of loans will typically be one to five years.
We do not expect to make or invest in loans that are not directly or indirectly secured by real estate. We will not make or invest in mortgage loans on any one property if the aggregate amount of all mortgage loans outstanding on the property, including our loan, would exceed an amount equal to 85% of the appraised value of the property, as determined by an independent third party appraiser, unless we find substantial justification due to other underwriting criteria. We may find such justification in connection with the purchase of loans in cases in which we believe there is a high probability of our foreclosure upon the property in order to acquire the underlying assets and in which the cost of the loan investment does not exceed the fair market value of the underlying property. We will not invest in or make loans unless an appraisal has been obtained concerning the underlying property, except for those loans insured or guaranteed by a government or government agency. In cases in which a majority of our independent directors so determine and in the event the transaction is with our sponsor, CR IV Advisors, any of our directors or their respective affiliates, the appraisal will be obtained from a certified independent appraiser to support its determination of fair market value.
We may invest in first, second and third mortgage loans, mezzanine loans, bridge loans, wraparound mortgage loans, construction mortgage loans on real property, and loans on leasehold interest mortgages. However, we will not make or invest in any loans that are subordinate to any mortgage or equity interest of CR IV Advisors or any of its affiliates. We also may invest in participations in mortgage loans. A mezzanine loan is a loan made in respect of certain real property but is secured by a lien on the ownership interests of the entity that, directly or indirectly, owns the real property. A bridge loan is short term financing, for an individual or business, until permanent or the next stage of financing, can be obtained. Second mortgage and wraparound loans are secured by second or wraparound deeds of trust on real property that is already subject to prior mortgage indebtedness. A wraparound loan is one or more junior mortgage loans having a principal amount equal to the outstanding balance under the existing mortgage loan, plus the amount actually to be advanced under the wraparound mortgage loan. Under a wraparound loan, we would generally make principal and interest payments on behalf of the borrower to the holders of the prior mortgage loans. Third mortgage loans are secured by third deeds of trust on real property that is already subject to prior first and second mortgage indebtedness. Construction loans are loans made for either original development or renovation of property. Construction loans in which we would generally consider an investment would be secured by first deeds of trust on real property for terms of six months to two years. Loans on leasehold interests are secured by an assignment of the borrower’s leasehold interest in the particular real property. These loans are generally for terms from six months to 15 years. The leasehold interest loans are either amortized over a period that is shorter than the lease term or have a maturity date prior to the date the lease terminates. These loans would generally permit us to cure any default under the lease. Mortgage participation investments are investments in partial interests of mortgages of the type described above that are made and administered by third-party mortgage lenders.

In evaluating prospective loan investments, CR IV Advisors will consider factors such as the following:
•the ratio of the investment amount to the underlying property’s value;
•the property’s potential for capital appreciation;
•expected levels of rental and occupancy rates;
•the condition and use of the property;
•current and projected cash flow of the property;
•potential for rent increases;
•the degree of liquidity of the investment;
•the property’s income-producing capacity;
•the quality, experience and creditworthiness of the borrower;
•general economic conditions in the area where the property is located;
•in the case of mezzanine loans, the ability to acquire the underlying real property; and
•other factors that CR IV Advisors believes are relevant.
In addition, we will seek to obtain a customary lender’s title insurance policy or commitment as to the priority of the mortgage or condition of the title. Because the factors considered, including the specific weight we place on each factor, will vary for each prospective loan investment, we do not, and are not able to, assign a specific weight or level of importance to any particular factor.
We may originate loans from mortgage brokers or personal solicitations of suitable borrowers, or may purchase existing loans that were originated by other lenders. CR IV Advisors will evaluate all potential loan investments to determine if the security for the loan and the loan-to-value ratio meets our investment criteria and objectives. Most loans that we will consider for investment would provide for monthly payments of interest and some may also provide for principal amortization, although many loans of the nature that we will consider provide for payments of interest only and a payment of principal in full at the end of the loan term. We will not originate loans with negative amortization provisions.
We do not have any policies directing the portion of our assets that may be invested in construction loans, mezzanine loans, bridge loans, loans secured by leasehold interests and second, third and wraparound mortgage loans. However, we recognize that these types of loans are more subject to risk than first deeds of trust or first priority mortgages on income-producing, fee-simple properties, and we expect to minimize the amount of these types of loans in our portfolio, to the extent that we make or invest in loans at all. CR IV Advisors will evaluate the fact that these types of loans are riskier in determining the rate of interest on the loans. We do not have any policy that limits the amount that we may invest in any single loan or the amount we may invest in loans to any one borrower. We are not limited as to the amount of gross offering proceeds that we may use to invest in or originate loans.
Our loan investments may be subject to regulation by federal, state and local authorities and subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, including among other things, regulating credit granting activities, establishing maximum interest rates and finance charges, requiring disclosures to customers, governing secured transactions and setting collection, repossession and claims handling procedures and other trade practices. In addition, certain states have enacted legislation requiring the licensing of mortgage bankers or other lenders and these requirements may affect our ability to effectuate our proposed investments in loans. Commencement of operations in these or other jurisdictions may be dependent upon a finding of our financial responsibility, character and fitness. We may determine not to make loans in any jurisdiction in which the regulatory authority determines that we have not complied in all material respects with applicable requirements.

Investment in Other Real Estate-Related Securities.  To the extent permitted by Section V.D.2 of the Statement of Policy Regarding Real Estate Investment Trusts adopted by the North American Securities Administrators Association (the “NASAA REIT Guidelines”), and subject to the limitations set forth in our prospectus and in our charter, we may invest in common and preferred real estate-related equity securities of both publicly traded and private real estate companies. Real estate-related equity securities are generally unsecured and also may be subordinated to other obligations of the issuer. Our investments in real estate-related equity securities will involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer.
We may also make investments in commercial mortgage backed securities (“CMBS”) to the extent permitted by the NASAA REIT Guidelines. CMBS are securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. CMBS are generally pass-through certificates that represent beneficial ownership interests in common law trusts whose assets consist of defined portfolios of one or more commercial mortgage loans. They are typically issued in multiple tranches whereby the more senior classes are entitled to priority distributions from the trust’s income. Losses and other shortfalls from expected amounts to be received on the mortgage pool are borne by the most subordinate classes, which receive payments only after the more senior classes have received all principal and/or interest to which they are entitled. CMBS are subject to all of the risks of the underlying mortgage loans. We may invest in investment grade and non-investment grade CMBS classes. Our board of directors has adopted a policy to limit any investments in non-investment grade CMBS to not more than 10% of our total assets.
Borrowing Policies
CR IV Advisors believes that utilizing borrowings to make investments is consistent with our investment objective of maximizing the return to investors. By operating on a leveraged basis, we have more funds available for investment in properties. This allows us to make more investments than would otherwise be possible, potentially resulting in a more diversified portfolio.
At the same time, CR IV Advisors believes in utilizing leverage in a moderate fashion. While there is no limitation on the amount we may borrow against any single improved property, our charter limits our aggregate borrowings to 75% of the cost (or 300% of net assets) (before deducting depreciation or other non-cash reserves) unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. Consistent with CR IV Advisors’ approach toward the moderate use of leverage, our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. After we have acquired a substantial portfolio, we expect CR IV Advisors to set target a leverage of 50% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets.
CR IV Advisors uses its best efforts to obtain financing on the most favorable terms available to us. CR IV Advisors has substantial discretion with respect to the financing we obtain, subject to our borrowing policies, which are approved by our board of directors. Lenders may have recourse to assets not securing the repayment of the indebtedness. CR IV Advisors may refinance properties during the term of a loan only in limited circumstances, such as when a decline in interest rates makes it beneficial to prepay an existing mortgage, when an existing mortgage matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase such investment. The benefits of the refinancing may include increased cash flow resulting from reduced debt service requirements and an increase in property ownership if some refinancing proceeds are reinvested in real estate.
Our ability to increase our diversification through borrowing may be adversely impacted if banks and other lending institutions reduce the amount of funds available for loans secured by real estate. When interest rates on mortgage loans are high or financing is otherwise unavailable on a timely basis, we have purchased, and may continue to purchase, properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time. To the extent that we do not obtain mortgage loans on our properties, our ability to acquire additional properties will be restricted and we may not be able to adequately diversify our portfolio. Refer to Item 1A. “Risk Factors - Risk Associated with Debt Financing” included elsewhere in this Annual Report on Form 10-K.

We may not borrow money from any of our directors or from CR IV Advisors or its affiliates unless such loan is approved by a majority of the directors not otherwise interested in the transaction (including a majority of the independent directors) as fair, competitive and commercially reasonable and no less favorable to us than a comparable loan between unaffiliated parties. During the year ended December 31, 2012, we entered into purchase and sale agreements with Series C, LLC (“Series C”), an affiliate of CR IV Advisors, to acquire 100% of the membership interests in Cole PM Wilkesboro NC, LLC (the “Petsmart Property”) and Cole AA North Ridgeville OH, LLC (the “Advance Auto Property”). The Petsmart Property and the Advance Auto Property owned, as their only assets, single tenant retail buildings located in Wilkesboro, North Carolina and North Ridgeville, Ohio, respectively. Series C had acquired these properties for the purpose of holding them temporarily until we were able to raise sufficient proceeds in our Offering to acquire them from Series C at its aggregate acquisition cost (including acquisition related expenses) of $4.3 million. A majority of our board of directors (including a majority of our independent directors) not otherwise interested in the transactions, approved the acquisitions as being fair and reasonable and determined that the cost to us of each property was equal to the cost of the respective property to Series C (including acquisition related expenses). In connection with these property acquisitions, we entered into a $10.0 million subordinate revolving line of credit with Series C (the “Series C Loan”). The Series C Loan was approved by a majority of our board of directors (including a majority of our independent directors) not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to us than a comparable loan between unaffiliated parties under the same circumstances. As of December 31, 2012, we had no amounts outstanding under the Series C Loan.
Disposition Policies
We intend to hold each property we acquire for an extended period, generally in excess of seven years. Holding periods for other real estate-related investments may vary. Regardless of intended holding periods, circumstances might arise that could cause us to determine to sell an asset before the end of the expected holding period if we believe the sale of the asset would be in the best interests of our stockholders. The determination of whether a particular asset should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing and projected economic conditions, current tenant rolls and tenant creditworthiness, whether we could apply the proceeds from the sale of the asset to make other investments, whether disposition of the asset would increase cash flow, and whether the sale of the asset would be a prohibited transaction under the Internal Revenue Code or otherwise impact our status as a REIT for federal income tax purposes. The selling price of a property that is net leased will be determined in large part by the amount of rent payable under the lease. If a tenant has a repurchase option at a formula price, we may be limited in realizing any appreciation. In connection with our sales of properties we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale. As of December 31, 2012, we had not sold any properties.
Acquisition of Properties from Affiliates of CR IV Advisors
We may acquire properties or interests in properties from or in co-ownership arrangements with entities affiliated with CR IV Advisors, including properties acquired from affiliates of CR IV Advisors engaged in construction and development of commercial real properties. We will not acquire any property from an affiliate of CR IV Advisors unless a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction determine that the transaction is fair and reasonable to us. The purchase price that we will pay for any property we acquire from affiliates of CR IV Advisors, including property developed by an affiliate of CR IV Advisors as well as property held by such an affiliate that has already been developed, will not exceed the current appraised value of the property. In addition, the price of the property we acquire from an affiliate of CR IV Advisors may not exceed the cost of the property to the affiliate, unless a majority of our directors and a majority of our independent directors determine that substantial justification for the excess exists and the excess is reasonable. During the year ended December 31, 2012, we purchased the Petsmart Property and the Advance Auto Property from Series C.
Conflicts of Interest
We are subject to various conflicts of interest arising out of our relationship with CR IV Advisors and its affiliates, including conflicts related to the arrangements pursuant to which we will compensate CR IV Advisors and its affiliates. While our independent directors must approve the engagement of CR IV Advisors as our advisor, the fees payable to CR IV Advisors in connection with the services provided to us, and any subsequent decision to continue such engagement, the ability of our independent directors to negotiate on our behalf may be adversely impacted by the fact that our board of directors recognizes that our stockholders invested with the understanding and expectation that an affiliate of Cole Real Estate Investments would act as our advisor. Certain conflict resolution procedures are set forth in our charter and disclosed in our prospectus.

Our officers and affiliates of CR IV Advisors will try to balance our interests with the interests of other real estate programs sponsored by Cole Real Estate Investments to whom they owe duties. However, to the extent that these persons take actions that are more favorable to other entities than to us, these actions could have a negative impact on our financial performance and, consequently, on distributions to our stockholders and the value of their investments. In addition, our directors, officers and certain of our stockholders may engage for their own account in business activities of the types conducted or to be conducted by our subsidiaries and us.
Our independent directors have an obligation to function on our behalf in all situations in which a conflict of interest may arise and are authorized to retain independent legal counsel. Furthermore, all of our directors have a fiduciary obligation to act on behalf of our stockholders.
Interests in Other Real Estate Programs and Other Concurrent Offerings
Affiliates of CR IV Advisors act as an advisor to, and our executive officers and at least one of our directors act as officers and/or directors of, Cole Credit Property Trust, Inc. (“CCPT I”), Cole Credit Property Trust II, Inc. (“CCPT II”), Cole Credit Property Trust III, Inc. (“CCPT III”), Cole Corporate Income Trust, Inc. (“CCIT”) and Cole Real Estate Income Strategy (Daily NAV), Inc. (“Cole Income NAV Strategy”), all of which are REITs distributed and managed by affiliates of CR IV Advisors. In addition, all of these REITs employ our sponsor’s investment strategy, which focuses on single-tenant corporate properties subject to long term net leases to creditworthy tenants. CCPT I, CCPT II and CCPT III, like us, focus primarily on the retail sector, while CCIT focuses primarily on the office and industrial sector and Cole Income NAV Strategy focuses primarily on commercial properties in the retail, office and industrial sectors. Nevertheless, the common investment strategy used by each REIT would permit them to purchase certain properties that also may be suitable for our portfolio.
CCPT I and CCPT II are no longer offering shares for investment and are not currently pursuing the acquisition of additional properties. In the event CCPT I or CCPT II sells one or more of its assets, either company may seek to acquire additional properties, which may be similar to properties in which we invest. On January 22, 2013, CCPT II entered into an Agreement and Plan of Merger with Spirit Realty Capital, Inc., a publicly listed REIT. The transaction is expected to close during the third quarter of 2013. CCPT III is no longer offering shares for investment to the public; however, CCPT III has sold and will continue to issue shares pursuant to its distribution reinvestment plan and continues to invest in real estate. CCPT III is an active investor in real estate and real estate-related investments, and the investment objective and strategy of CCPT III overlaps with our investment objective and strategy, thereby increasing the likelihood of potential acquisitions being appropriate for CCPT III and for us. On March 5, 2013, CCPT III, Cole Holdings Corporation (“Holdings”), CREInvestments, LLC (“Merger Sub”) and Christopher H. Cole (“Mr. Cole”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides for the merger of Holdings with and into Merger Sub (the “Merger”) with the Merger Sub surviving and continuing its existence under the laws of the State of Maryland as a wholly owned subsidiary of CCPT III.  Holdings is wholly owned by Mr. Cole, the chairman of the board, chief executive officer and president of the Company and is an affiliate of the Company’s sponsor, the parent company and indirect owner of the Company’s advisor and the indirect owner of the Company’s property manager and dealer manager. The consummation of the Merger is subject to various conditions. Upon consummation of the Merger, CCPT III intends to list its shares of common stock on the New York Stock Exchange.
CCIT commenced an initial public offering of up to $2.975 billion of shares of common stock in February 2011. Cole Income NAV Strategy commenced an initial public offering of up to $4.0 billion of shares of common stock in December 2011. We believe CCIT and Cole Income NAV Strategy will be active investors in real estate and real estate-related investments, and, although CCIT focuses primarily on the office and industrial sector, and Cole Income NAV Strategy focuses on commercial properties in the retail, office and industrial sectors, we anticipate that many investments that will be appropriate for investment by us also will be appropriate for investment by CCIT and Cole Income NAV Strategy.
Any real estate program sponsored by Cole Real Estate Investments, whether or not currently existing, could compete with us in the sale or operation of our assets. We will seek to achieve any operating efficiencies or similar savings that may result from affiliated management of competitive assets. However, to the extent such programs own or acquire property that is adjacent, or in close proximity, to a property we own, our property may compete with other program’s property for tenants or purchasers.

Although our board of directors has adopted a policy limiting the types of transactions that we may enter into with CR IV Advisors and its affiliates, including other real estate programs sponsored by Cole Real Estate Investments, we may enter into certain such transactions, which are subject to an inherent conflict of interest. Similarly, joint ventures involving affiliates of CR IV Advisors also give rise to conflicts of interest. In addition, our board of directors may encounter conflicts of interest in enforcing our rights against any affiliate of CR IV Advisors in the event of a default by or disagreement with an affiliate or in invoking powers, rights or options pursuant to any agreement between us and CR IV Advisors, any of its affiliates or another real estate program sponsored by Cole Real Estate Investments.
Other Activities of CR IV Advisors and its Affiliates
We rely on CR IV Advisors for the day-to-day operation of our business pursuant to an advisory agreement. As a result of the interests of members of its management in other real estate programs sponsored by Cole Real Estate Investments and the fact that they also are engaged and will continue to engage in other business activities, CR IV Advisors and its officers, key persons and respective affiliates may have conflicts of interest in allocating their time between us and other real estate programs sponsored by Cole Real Estate Investments and other activities in which they are involved. However, CR IV Advisors believes that it and its affiliates have sufficient personnel to discharge fully their responsibilities to all of the real estate programs sponsored by Cole Real Estate Investments and other ventures in which they are involved.
In addition, some of our executive officers also serve as an officer of CR IV Advisors, our dealer manager, and/or other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities, as applicable, which may conflict with the fiduciary duties that they owe to us and our stockholders.
Affiliated Dealer Manager
Since Cole Capital Corporation (“Cole Capital”), our dealer manager, is an affiliate of CR IV Advisors, we did not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter in connection with the Offering.
Affiliated Property Manager
Our properties are, and we anticipate that substantially all properties we acquire in the future will be, managed and leased by our property manager, Cole Realty Advisors, Inc. (“Cole Realty Advisors”), an affiliate of our advisor, pursuant to property management and leasing agreements with our subsidiaries that hold title to our properties. We expect Cole Realty Advisors to also serve as property manager for properties owned by other real estate programs sponsored by Cole Real Estate Investments, some of which may be in competition with our properties.
Receipt of Fees and Other Compensation by CR IV Advisors and its Affiliates
A transaction involving the purchase or sale of properties, or the purchase or sale of any other real estate-related investment will likely result in the receipt of fees and other compensation by CR IV Advisors and its affiliates, including acquisition and advisory fees, disposition fees and the possibility of subordinated performance fees. Subject to oversight by our board of directors, CR IV Advisors will have considerable discretion with respect to all decisions relating to the terms and timing of all transactions. Therefore, CR IV Advisors may have conflicts of interest concerning certain actions taken on our behalf, particularly due to the fact that acquisition fees will generally be based on the cost of the investment and payable to CR IV Advisors and its affiliates regardless of the quality of the properties acquired. Similarly, until such time as our board of directors provides an estimate of the value of our shares, the advisory fees will be based on the cost of our investments regardless of the quality of the properties acquired or services provided to us. Basing acquisition fees and advisory fees on the cost or estimated value of the investment may influence CR IV Advisors’ decisions relating to property acquisitions. CR IV Advisors agreed to waive advisory fees for the first two months of operation and agreed to waive expense reimbursements for five months during the period from April 13, 2012, when we commenced principal operations, through December 31, 2012.
In addition, the sale of our shares of common stock in the Offering will result in dealer manager fees to Cole Capital, our dealer manager. Further, our dealer manager may have compensation programs for its registered employees who market and sell the Offering to participating broker-dealers that is different from the compensation programs it has for the marketing and sale of other real estate programs sponsored by Cole Real Estate Investments. These compensation programs may result in Cole Capital’s registered employees receiving more compensation for the marketing and sale of the Offering than for the marketing and sale of other programs, or vice versa. Such compensation programs may create a conflict of interest by motivating our dealer manager's registered employees to promote certain real estate programs sponsored by Cole Real Estate Investments over others.

Employees
We have no direct employees. The employees of CR IV Advisors and its affiliates provide services to us related to acquisition and disposition, property management, asset management, financing, accounting, investor relations and administration. The employees of Cole Capital, our dealer manager, provide wholesale brokerage services.
We are dependent on CR IV Advisors and its affiliates for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, property management and other general administrative responsibilities. In the event that these companies were unable to provide these services to us, we would be required to obtain such services from other sources.
We reimburse CR IV Advisors and its affiliates for expenses incurred in connection with its provision of administrative, acquisition, property management, asset management, financing, accounting and investor relation services, including personnel costs, subject to certain limitations. We did not incur any advisory fees or operating expense reimbursements for certain months from April 13, 2012, when we commenced principal operations, through December 31, 2012 as CR IV Advisors agreed to waive its rights to these fees and expense reimbursements during such periods. During the year ended December 31, 2012 $248,000 were incurred for reimbursement of services provided by CR IV Advisors and its affiliates in connection with the acquisition, management, and financing of our assets. In addition, during the year ended December 31, 2012, we recorded $6.0 million for the reimbursement of personnel costs and third-party costs allocated in connection with the issuance of shares pursuant to the Offering.
Insurance
See sections captioned “Acquisition and Investment Policies - Description of Leases” and “Environmental Matters.”
Reportable Segments
We operate on a consolidated basis in our commercial properties segment. See Note 2 to our consolidated financial statements in this Annual Report on Form 10-K.
Competition
As we purchase properties, we are in competition with other potential buyers for the same properties and may have to pay more to purchase the property than if there were no other potential acquirers or we may have to locate another property that meets our investment criteria. Although our properties are currently 99.1% leased and we intend to acquire properties subject to existing leases, the leasing of real estate is highly competitive in the current market, and we may continue to experience competition for tenants from owners and managers of competing projects. As a result, we may have to provide free rent, incur charges for tenant improvements, or offer other inducements, or we might not be able to timely lease the space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we may also be in competition with sellers of similar properties to locate suitable purchasers for our properties.
Concentration of Credit Risk
As of December 31, 2012, we had no cash on deposit in excess of federally insured levels. We limit significant cash investments to accounts held by financial institutions with high credit standing; therefore, we believe we are not exposed to any significant credit risk on its cash deposits.
As of December 31, 2012, one of our tenants, BJ’s Wholesale Club, accounted for 15% of our 2012 gross annualized rental revenues. We also had certain geographic concentrations in its property holdings. In particular, as of December 31, 2012, one of our properties was located in New York and 26 were located in Texas, which accounted for 24% and 17%, respectively, of our 2012 gross annualized rental revenues. In addition, we had tenants in the warehouse club, discount store and restaurant industries, which comprised 17%, 15% and 10%, respectively, of our 2012 gross annualized rental revenues. See “Item 2. Properties” for additional information regarding the geographic concentration of our properties.
Litigation
In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any pending legal proceedings of which the outcome is reasonably possible to have a material effect on our results of operations, financial condition or liquidity.

Environmental Matters
In connection with the ownership and operation of real estate, we potentially may be liable for costs and damages related to environmental matters. We own certain properties that are subject to environmental remediation. In each case, the seller of the property, the tenant of the property and/or another third party has been identified as the responsible party for environmental remediation costs related to the respective property. Additionally, in connection with the purchase of certain of the properties, the respective sellers and/or tenants have indemnified us against future remediation costs. In addition, we carry environmental liability insurance on our properties that provides limited coverage for remediation liability and pollution liability for third-party bodily injury and property damage claims. Accordingly, we do not believe that it is reasonably possible that the environmental matters identified at such properties will have a material effect on our results of operations, financial condition or liquidity, nor are we aware of any environmental matters at other properties which we believe are reasonably possible to have a material effect on our results of operations, financial condition or liquidity. See “- Conditions to Closing Our Acquisitions” for a description of the steps we may take to ensure environmental compliance in the properties we acquire.
Available Information
We electronically file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the SEC. We have also filed a registration statement, amendments to our registration statement, and supplements to our prospectus in connection with our Offering with the SEC. Copies of our filings with the SEC may be obtained from the SEC’s website, at http://www.sec.gov. Access to these filings is free of charge.

ITEM 1A.	RISK FACTORS
The factors described below represent our principal risks. Other factors may exist that we do not consider to be significant based on information that is currently available or that we are not currently able to provide.
Risks Related to an Investment in Cole Credit Property Trust IV, Inc.
We have a limited operating history. Further, we are considered to be a “blind pool,” as we currently have not identified all of the properties we intend to purchase. For this and other reasons, an investment in our shares is speculative.
We are a newly formed entity with limited operating history. Since we currently have not identified all of the properties we intend to purchase with future Offering proceeds, we are considered to be a “blind pool.” You will not be able to evaluate the economic merit of our future investments until after such investments have been made. As a result, an investment in our shares is speculative.
You should consider our properties in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stages of development. To be successful in this market, we and our advisor must, among other things:
•identify and acquire investments that further our investment objectives;
•increase awareness of the Cole Credit Property Trust IV, Inc. name within the investment products market;
•expand and maintain our network of licensed broker-dealers and others who sell shares on our behalf and other agents;

•	rely on our advisor and its affiliates to attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;
•respond to competition for our targeted real estate and other investments as well as for potential investors;

•	rely on our advisor and its affiliates to continue to build and expand our operations structure to support our business; and
•be continuously aware of, and interpret, marketing trends and conditions.
We may not succeed in achieving these goals, and our failure to do so could cause you to lose all or a portion of your investment.

An investment in our shares will have limited liquidity. There is no public trading market for our shares and there may never be one; therefore, it will be difficult for you to sell your shares. You should purchase our shares only as a long-term investment.
There currently is no public market for our common stock and there may never be one. In addition, we do not have a fixed date or method for providing stockholders with liquidity. If you are able to find a buyer for your shares, you will likely have to sell them at a substantial discount to your purchase price. It also is likely that your shares would not be accepted as the primary collateral for a loan. You should purchase our shares only as a long-term investment (more than seven years) because of the generally illiquid nature of the shares.
You are limited in your ability to sell your shares pursuant to our share redemption program and may have to hold your shares for an indefinite period of time.
Our share redemption program includes numerous restrictions that limit your ability to sell your shares. Generally, you must have held your shares for at least one year in order to participate in our share redemption program. Subject to funds being available, we will further limit the number of shares redeemed pursuant to our share redemption program as follows: (1) we will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemption is being paid (provided, however, that while shares subject to a redemption requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be redeemed, shares subject to a redemption requested upon the death of a stockholder will not be subject to the percentage cap); and (2) funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under our distribution reinvestment plan. In an effort to accommodate redemption requests throughout the calendar year, we intend to limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter (provided, however, that while shares subject to a redemption requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be redeemed, shares subject to a redemption requested upon the death of a stockholder will not be subject to the percentage cap), and funding for redemptions for each quarter generally will be limited to the net proceeds we receive from the sale of shares in the respective quarter under our DRIP; however, our board of directors may waive these quarterly limitations in its sole discretion, subject to the 5.0% cap on the number of shares we may redeem during the respective trailing 12 month period. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. Our board of directors may amend the terms of, suspend, or terminate our share redemption program without stockholder approval upon 30 days prior written notice or reject any request for redemption. These restrictions severely limit your ability to sell your shares should you require liquidity, and limit your ability to recover the value you invested or the fair market value of your shares.
Two prior real estate programs sponsored by Cole Real Estate Investments have suspended redemptions under their respective share redemption programs. The board of directors of CCPT I determined that there was an insufficient amount of cash available for CCPT I to fulfill redemption requests during the five years ended December 31, 2012 and the year ending December 31, 2013. CCPT I continues to accept redemption requests which are considered for redemption if and when sufficient cash is available for CCPT I to fund redemptions. The board of directors of CCPT I will determine, at the beginning of each fiscal year, the maximum amount of shares that CCPT I may redeem during that year. On December 6, 2012, CCPT II suspended its distribution reinvestment plan and share redemption program in anticipation of a liquidity event.
The offering price for our shares is not based on the book value or net asset value of our investments or our expected cash flow.
The offering price for our shares is not based on the book value or net asset value of our investments or our expected cash flow. Our board of directors does not intend to provide a reasonable estimate of the value of our shares until 18 months after the end of the offering period, which could include a possible follow-on offering. Until such time as our board of directors determines a reasonable estimate of the value of our shares, the price of our shares is not intended to reflect our per share net asset value. See Item 7. “Distributions” included elsewhere in this Annual Report on Form 10-K.

We may be unable to pay or maintain cash distributions or increase distributions over time.
There are many factors that can affect the availability and timing of cash distributions to our stockholders. The amount of cash available for distributions is affected by many factors, such as the performance of our advisor in selecting investments for us to make, selecting tenants for our properties and securing financing arrangements, our ability to buy properties as offering proceeds become available, rental income from our properties, and our operating expense levels, as well as many other variables. We may not always be in a position to pay distributions to you and any distributions we do make may not increase over time. In addition, our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to our stockholders. There also is a risk that we may not have sufficient cash from operations to make a distribution required to maintain our REIT status.
We have paid, and may continue to pay, distributions from sources other than cash flow from operations, which may reduce the amount of capital we ultimately invest in real estate and may negatively impact the value of your investment.
To the extent that cash flow from operations is insufficient to fully cover our distributions to you, we have paid, and may continue to pay, distributions from sources other than cash flow from operations. Such sources may include borrowings, proceeds from asset sales or the sale of our securities in this or future offerings. We have no limits on the amounts we may pay from sources other than cash flows from operations.
Because we have paid, and may continue to pay, distributions from sources other than our cash flows from operations, distributions at any point in time may not reflect the current performance of our properties or our current operating cash flows.
Our organizational documents permit us to make distributions from any source, including the sources described in the risk factor above. Because the amount we pay out in distributions may exceed our cash flow from operations, distributions may not reflect the current performance of our properties or our current operating cash flows. To the extent distributions exceed cash flow from operations, distributions may be treated as a return of your investment and could reduce your basis in our stock. A reduction in a stockholder’s basis in our stock could result in the stockholder recognizing more gain upon the disposition of his or her shares, which in turn could result in greater taxable income to such stockholder.
We may suffer from delays in locating suitable investments, which could adversely affect our ability to pay distributions to you and the value of your investment.
We could suffer from delays in locating suitable investments, particularly if the capital we raise in our offering outpaces our advisor’s ability to identify potential investments and/or close on acquisitions. Delays we encounter in the selection and/or acquisition of income-producing properties likely would adversely affect our ability to pay distributions to you and the value of your overall returns. The large size of our offering, coupled with competition from other real estate investors, increase the risk of delays in investing our net offering proceeds. Our stockholders should expect to wait at least several months after the closing of a property acquisition before receiving cash distributions attributable to that property. If our advisor is unable to identify suitable investments, we will hold the proceeds we raise in our offering in an interest-bearing account or invest the proceeds in short-term, investment-grade investments, which would provide a significantly lower return to us than the return we expect from our investments in real estate.
In the event we are not able to raise a substantial amount of capital in the near term, we may have difficulty investing the proceeds we raise in our Offering in properties, and our ability to achieve our investment objectives, including diversification of our portfolio by property type and location, could be adversely affected.
Our Offering is being made on a “best efforts” basis, which means that the dealer manager and the broker-dealers participating in the Offering are only required to use their best efforts to sell the shares and have no firm commitment or obligation to purchase any of the shares. As a result, we may not be able to raise a substantial amount of capital in the near term. If we are not able to accomplish this goal, we may have difficulty in identifying and purchasing suitable properties on attractive terms in order to meet our investment objectives. Therefore, there could be a delay between the time we receive net proceeds from the sale of shares of our common stock in our Offering and the time we invest the net proceeds. This could cause a substantial delay in the time it takes for your investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations to you. If we fail to timely invest the net proceeds of our Offering, our ability to achieve our investment objectives, including diversification of our portfolio by property type and location, could be adversely affected. In addition, subject to our investment policies, we are not limited in the number or size of our investments or the percentage of net proceeds that we may dedicate to a single investment. If we use all or substantially all of the proceeds from our Offering to acquire one or a few investments, the likelihood of our profitability being affected by the performance of any one of our investments will increase, and an investment in our shares will be subject to greater risk.

You will not have the opportunity to evaluate our future investments before we make them, which makes an investment in our common stock more speculative.
While we will provide you with information on a regular basis regarding our real estate investments after they are acquired, we will not provide you with a significant amount of information, if any, for you to evaluate our future investments prior to our making them. Since we have not identified all of the properties that we intend to purchase with the proceeds from this Offering, we are considered a “blind pool,” which makes your investment in our common stock speculative. We have established policies relating to the types of investments we will make and the creditworthiness of tenants of our properties, but our advisor will have wide discretion in implementing these policies, subject to the oversight of our board of directors. Additionally, our advisor has discretion to determine the location, number and size of our investments and the percentage of net proceeds we may dedicate to a single investment.
We are dependent upon the net proceeds of our Offering to conduct our proposed business activities. If we are unable to raise substantial proceeds from our Offering, we may not be able to invest in a diverse portfolio of real estate and real estate-related investments and an investment in our shares will be subject to greater risk.
We are dependent upon the net proceeds of our Offering to conduct our proposed activities. As such, our ability to implement our business strategy is dependent, in part, upon our dealer manager and participating broker-dealers to successfully conduct our Offering and our investors, rather than us, will incur the bulk of the risk if we are unable to raise substantial funds. Our Offering is being made on a “best efforts” basis, whereby our dealer manager and the broker-dealers participating in the Offering are only required to use their best efforts to sell shares of our common stock and have no firm commitment or obligation to purchase any of the shares of our common stock. In addition, the broker-dealers participating in our Offering also may be participating in the offerings of competing REIT products, some of which may have a focus that is nearly identical to our focus, and the participating broker-dealers could emphasize such competing products to their retail clients. As a result, we do not know the amount of proceeds that will be raised in our Offering, which may be substantially less than the amount we would need to achieve a broadly diversified portfolio of real estate and real estate-related investments.
If we are unable to raise substantial proceeds from our Offering, we will make fewer investments, resulting in less diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. In addition, our fixed operating expenses, as a percentage of gross income, would be higher, and our financial condition and ability to pay distributions could be adversely affected if we are unable to raise substantial funds in our Offering and invest in a diverse portfolio of real estate and real estate-related investments.
The purchase price you paid for shares of our common stock may be higher than the value of our assets per share of common stock at the time of purchase.
Our Offering is a fixed price offering, which means that the offering price for shares of our common stock is fixed and will not vary based on the underlying value of our assets at any time. The offering price for our shares is not based on the book value or net asset value of our current or expected investments or our current or expected operating cash flows. Therefore, the fixed offering price established for shares of our common stock may not accurately represent the current value of our assets per share of our common stock at any particular time and may be higher or lower than the actual value of our assets per share at such time.
There is no fixed date or method for providing our stockholders with liquidity, and your shares may have limited liquidity for an indefinite period of time.
Due to the unpredictable nature of future macro- and micro- economic and market conditions, we have not set a fixed time period or method for providing our stockholders with liquidity. We expect that our board of directors will make that determination in the future based, in part, upon advice from our advisor. As a result, your shares may continue to have limited liquidity for an indefinite period of time and should be purchased only as a long-term investment.

Our success depends to a significant degree upon certain key personnel of our advisor. If our advisor loses or is unable to obtain key personnel, our ability to achieve our investment objectives could be delayed or hindered, which could adversely affect our ability to pay distributions to you and the value of your investment.
Our success depends to a significant degree upon the contributions of certain executive officers and other key personnel of our advisor, each of whom would be difficult to replace. We cannot guarantee that all of these key personnel, or any particular person, will remain affiliated with us, our sponsor and/or our advisor. If any of our key personnel were to cease their affiliation with our advisor, our operating results could suffer. Further, we currently do not separately maintain key person life insurance on Mr. Cole or any other person and we may not do so in the future. We believe that our future success depends, in large part, upon our advisor's ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that our sponsor or advisor will be successful in attracting and retaining such skilled personnel. If our advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.
If our board of directors elects to internalize our management functions in connection with a listing of our shares of common stock on an exchange or other liquidity event, your interest in us could be diluted, and we could incur other significant costs associated with being self-managed.
In the future, we may undertake a listing of our common stock on an exchange or other liquidity event that may involve internalizing our management functions. If our board of directors elects to internalize our management functions, we may negotiate to acquire our advisor’s assets and personnel. At this time, we cannot be sure of the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our stock. The payment of such consideration could result in dilution of your interests as a stockholder and could reduce the net income per share and funds from operations per share attributable to your investment. Internalization transactions involving the acquisition of advisors affiliated with entity sponsors have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims, which would reduce the amount of funds available to operate our business and to pay distributions.
In addition, while we would no longer bear the costs of the various fees and expenses we expect to pay to our advisor under the advisory agreement, our direct expenses would include general and administrative costs, including legal, accounting, and other expenses related to corporate governance, including SEC reporting and compliance. We would also incur the compensation and benefits costs of our officers and other employees and consultants that we now expect will be paid by our advisor or its affiliates. In addition, we may issue equity awards to officers, employees and consultants, which awards would decrease net income and funds from operations and may further dilute your investment. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our advisor, our net income per share and funds from operations per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to you and the value of our shares.
As currently organized, we do not directly have any employees. If we elect to internalize our operations, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances. Upon any internalization of our advisor, certain key personnel may not remain with our advisor, but instead will remain employees of our sponsor or its affiliates.
If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity. Currently, our advisor and its affiliates perform asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. They have a great deal of know-how and can experience economies of scale. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and/or have a negative effect on our results of operations.

Our participation in a co-ownership arrangement would subject us to risks that otherwise may not be present in other real estate investments.
We may enter in co-ownership arrangements with respect to a portion of the properties we acquire. Co-ownership arrangements involve risks generally not otherwise present with an investment in real estate, such as the following:

•	the risk that a co-owner may at any time have economic or business interests or goals that are or become inconsistent with our business interests or goals;

•	the risk that a co-owner may be in a position to take action contrary to our instructions or requests or our policies or objectives;

•
the possibility that an individual co-owner might become insolvent or bankrupt, or otherwise default under the applicable mortgage loan financing documents, which may constitute an event of default under all of the applicable mortgage loan financing documents or allow the bankruptcy court to reject the agreements entered into by the co-owners owning interests in the property;

•
the possibility that an individual co-owner might not have adequate liquid assets to make cash advances that may be required in order to fund operations, maintenance and other expenses related to the property, which could result in the loss of current or prospective tenants and otherwise adversely affect the operation and maintenance of the property, could cause a default under the mortgage loan financing documents applicable to the property and result in late charges, penalties and interest, and could lead to the exercise of foreclosure and other remedies by the lender;

•
the risk that a co-owner could breach agreements related to the property, which may cause a default under, and possibly result in personal liability in connection with, the applicable mortgage loan financing documents, violate applicable securities law, result in a foreclosure or otherwise adversely affect the property and the co-ownership arrangement;

•
the risk that a default by any co-owner would constitute a default under the applicable mortgage loan financing documents that could result in a foreclosure and the loss of all or a substantial portion of the investment made by the co-owner;

•the risk that we could have limited control and rights, with management decisions made entirely by a third-party; and

•	the possibility that we will not have the right to sell the property at a time that otherwise could result in the property being sold for its maximum value.
In the event that our interests become adverse to those of the other co-owners, we may not have the contractual right to purchase the co-ownership interests from the other co-owners. Even if we are given the opportunity to purchase such co-ownership interests in the future, we cannot guarantee that we will have sufficient funds available at the time to purchase co-ownership interests from the co-owners.
We might want to sell our co-ownership interests in a given property at a time when the other co-owners in such property do not desire to sell their interests. Therefore, because we anticipate that it will be much more difficult to find a willing buyer for our co-ownership interests in a property than it would be to find a buyer for a property we owned outright, we may not be able to sell our interest in a property at the time we would like to sell.
Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our tenant and investor relationships. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those we have outsourced. We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that our financial results, operations, business relationships or confidential information will not be negatively impacted by such an incident.

Risks Related to Conflicts of Interest
We are subject to conflicts of interest arising out of our relationships with our advisor and its affiliates, including the material conflicts discussed below.
Our advisor and its affiliates, including our dealer manager, face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.
Our advisor and its affiliates, including our dealer manager, receive substantial fees from us under the terms of the advisory agreement and dealer manager agreement. These fees could influence the judgment of our advisor and its affiliates in performing services for us. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our advisor and its affiliates, including the advisory agreement and the dealer manager agreement;

•	public offerings of equity by us, which entitle our dealer manager to fees and will likely entitle our advisor to increased acquisition and asset management fees;

•
property acquisitions from other real estate programs sponsored by Cole Real Estate Investments, which might entitle affiliates of our advisor to real estate commissions and possible success-based sale fees in connection with its services for the seller;

•	property acquisitions from third parties, which entitle our advisor to acquisition fees and advisory fees;

•	property dispositions, which may entitle our advisor or its affiliates to disposition fees;

•	borrowings to acquire properties, which borrowings will increase the acquisition and advisory fees payable to our advisor; and

•
whether and when we seek to sell our company, liquidate our assets or list our common stock on a national securities exchange, which liquidation or listing could entitle our advisor to the payment of fees; and

•
how and when to recommend to our board of directors a proposed strategy to provide our investors with liquidity, which proposed strategy, if implemented, could entitle our advisor to the payment of fees.

Our advisor’s fee structure is principally based on the cost or book value of investments and not on performance, which could result in our advisor taking actions that are not necessarily in the long-term best interests of our stockholders.
The acquisition fee and the advisory fee we pay to our advisor are both based on the cost or book value of such investments. As a result, our advisor receives these fees regardless of the quality of such investments, the performance of such investments or the quality of our advisor’s services rendered to us in connection with such investments. This creates a potential conflict of interest between us and our advisor, as the interests of our advisor in receiving the acquisition fee and the advisory fee is not well aligned with our interest of acquiring real estate that is likely to produce the maximum risk adjusted returns.
Our advisor faces conflicts of interest relating to the incentive fee structure under our advisory agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.
Pursuant to the terms of our advisory agreement, our advisor is entitled to a subordinated performance fee that is structured in a manner intended to provide incentives to our advisor to perform in our best interests and in the best interests of our stockholders. However, because our advisor does not maintain a significant equity interest in us and is entitled to receive certain fees regardless of performance, our advisor’s interests are not wholly aligned with those of our stockholders. Furthermore, our advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our advisor to performance-based fees. In addition, our advisor will have substantial influence with respect to how and when our board of directors elects to provide liquidity to our investors, and these performance-based fees could influence our advisor’s recommendations to us in this regard. Our advisor also has the right to terminate the advisory agreement under certain circumstances that could result in our advisor earning a performance fee, which could have the effect of delaying, deferring or preventing a change of control.

A number of other real estate programs sponsored by Cole Real Estate Investments use investment strategies that are similar to ours, therefore our executive officers and the officers and key personnel of our advisor and its affiliates may face conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor.
Our sponsor currently has simultaneous offerings of funds that have a substantially similar mix of fund characteristics, including targeted investment types, investment objectives and criteria, and anticipated fund terms. As a result, we may be seeking to acquire properties and other real estate-related investments at the same time as one or more of the other real estate programs sponsored by Cole Real Estate Investments managed by officers and key personnel of our advisor and/or its affiliates, and these other real estate programs sponsored by Cole Real Estate Investments may use investment strategies and have investment objectives that are similar to ours. Our executive officers and the executive officers of our advisor also are the executive officers of other REITs sponsored by Cole Real Estate Investments and/or their advisors, the general partners of partnerships sponsored by Cole Real Estate Investments and/or the advisors or fiduciaries of other real estate programs sponsored by Cole Real Estate Investments. There is a risk that our advisor’s allocation of investment properties may result in our acquiring a property that provides lower returns to us than a property purchased by another real estate program sponsored by Cole Real Estate Investments. In addition, we have acquired, and may continue to acquire, properties in geographic areas where other real estate programs sponsored by Cole Real Estate Investments own properties. If one of the other real estate programs sponsored by Cole Real Estate Investments attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. Similar conflicts of interest may arise if our advisor recommends that we make or purchase mortgage loans or participations in mortgage loans, since other real estate programs sponsored by Cole Real Estate Investments may be competing with us for these investments. You will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making your investment.
Our officers face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns to you.
Each of our executive officers, including Mr. Cole, who also serves as the chairman of our board of directors, also is an officer of other real estate programs sponsored by Cole Real Estate Investments and of one or more entities affiliated with our advisor. As a result, these individuals have fiduciary duties to us and our stockholders, as well as to these other entities and their stockholders, members and limited partners. These fiduciary duties to such other entities and persons may create conflicts with the fiduciary duties that they owe to us and our stockholders. There is a risk that their loyalties to these other entities could result in actions or inactions that are detrimental to our business and violate their fiduciary duties to us and our stockholders, which could harm the implementation of our investment strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new investments and management time and services between us and the other entities, (2) our purchase of properties from, or sale of properties to, affiliated entities, (3) the timing and terms of the investment in or sale of an asset, (4) development of our properties by affiliates, (5) investments with affiliates of our advisor, (6) compensation to our advisor and its affiliates, and (7) our relationship with, and compensation to, our dealer manager. If we do not successfully implement our investment strategy, we may be unable to maintain or increase the value of our assets and our operating cash flows and ability to pay distributions could be adversely affected.
Our advisor and its officers and key personnel face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our business strategy and to pay distributions.
Our advisor and its officers and key personnel are officers, key personnel and partners of other real estate programs that have investment objectives, targeted assets, and legal and financial obligations similar to ours and/or the advisors to such programs, and they may have other business interests as well. In addition, we have only two executive officers, each of whom also is an officer, director and/or key person of other real estate programs that have investment objectives, targeted assets and legal and financial obligations similar to ours, and may also have other business interests. As a result, these individuals have fiduciary duties to both us and our stockholders and these other entities and their stockholders, members and limited partners. These fiduciary duties to such other entities and persons may create conflicts with the fiduciary duties that they owe to us and our stockholders. There is a risk that their loyalties to these other entities could result in actions or inactions that are detrimental to our business and violate their fiduciary duties to us and our stockholders, which could harm the implementation of our investment strategy and our investment and leasing opportunities.

Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new investments and management time and services between us and the other entities, (2) our purchase of properties from, or sale of properties to, affiliated entities, (3) the timing and terms of the investment in or sale of an asset, (4) development of our properties by affiliates, (5) investments with affiliates of our advisor, (6) compensation to our advisor and its affiliates, and (7) our relationship with, and compensation to, our dealer manager. If we do not successfully implement our investment strategy, we may be unable to maintain or increase the value of our assets and our operating cash flows and ability to pay distributions could be adversely affected. Even if these persons do not violate their fiduciary duties to us and our stockholders, they will have competing demands on their time and resources and may have conflicts of interest in allocating their time and resources between our business and these other entities. Should such persons devote insufficient time or resources to our business, returns on our investments may suffer.
Our charter permits us to acquire assets and borrow funds from affiliates of our advisor and sell or lease our assets to affiliates of our advisor, and any such transaction could result in conflicts of interest.
Under our charter, we are permitted to acquire properties from affiliates of our advisor, provided, that any and all acquisitions from affiliates of our advisor must be approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction as being fair and reasonable to us and at a price to us that is no greater than the cost of the property to the affiliate of our advisor, unless a majority of the independent directors determines that there is substantial justification for any amount that exceeds such cost and that the difference is reasonable. In no event will we acquire a property from an affiliate of our advisor if the cost to us would exceed the property’s current appraised value as determined by an independent appraiser. In the event that we acquire a property from an affiliate of our advisor, we may be foregoing an opportunity to acquire a different property that might be more advantageous to us. In addition, under our charter, we are permitted to borrow funds from affiliates of our advisor, including our sponsor, provided, that any such loans from affiliates of our advisor must be approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction as fair, competitive and commercially reasonable, and no less favorable to us than comparable loans between unaffiliated parties. Under our charter, we are also permitted to sell and lease our assets to affiliates of our advisor, and we have not established a policy that specifically addresses how we will determine the sale or lease price in any such transaction. Any such sale or lease transaction would be subject to our general policy that governs all transactions with entities affiliated with our advisor. To the extent that we acquire any properties from affiliates of our advisor, borrow funds from affiliates of our advisor or sell or lease our assets to affiliates of our advisor, such transactions could result in a conflict of interest.
Our advisor faces conflicts of interest relating to joint ventures or other co-ownership arrangements that we enter into with other real estate programs sponsored by Cole Real Estate Investments, which could result in a disproportionate benefit to another real estate program sponsored by Cole Real Estate Investments.
We may enter into joint ventures with other real estate programs sponsored by Cole Real Estate Investments for the acquisition, development or improvement of properties as well as the acquisition of real-estate related investments. Officers and key persons of our advisor also are officers and key persons of other real estate investment trusts sponsored by Cole Real Estate Investments and their advisors, the general partners of other real estate programs sponsored by Cole Real Estate Investments and/or the advisors or fiduciaries of other real estate programs sponsored by Cole Real Estate Investments. These officers and key persons may face conflicts of interest in determining which real estate program sponsored by Cole Real Estate Investments should enter into any particular joint venture or co-ownership arrangement. These persons also may have a conflict in structuring the terms of the relationship between us and the Cole-affiliated co-venturer or co-owner, as well as conflicts of interests in managing the joint venture.
In the event we enter into joint venture or other co-ownership arrangements with another real estate program sponsored by Cole Real Estate Investments, our advisor and its affiliates may have a conflict of interest when determining when and whether to buy or sell a particular property, or to make or dispose of another real estate-related investment. In addition, if we become listed for trading on a national securities exchange, we may develop more divergent goals and objectives from a Cole-affiliated co-venturer or co-owner that is not listed for trading. In the event we enter into a joint venture or other co-ownership arrangement with a real estate program sponsored by Cole Real Estate Investments that has a term shorter than ours, the joint venture may be required to sell its properties earlier than we may desire to sell the properties. Even if the terms of any joint venture or other co-ownership agreement between us and another real estate program sponsored by Cole Real Estate Investments grants us the right of first refusal to buy such properties, we may not have sufficient funds or borrowing capacity to exercise our right of first refusal under these circumstances.

Since Mr. Cole and his affiliates control our advisor and the advisors to other real estate programs sponsored by Cole Real Estate Investments, agreements and transactions between or among the parties with respect to any joint venture or other co-ownership arrangement will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers or co-owners, which may result in the co-venturer or co-owner receiving benefits greater than the benefits that we receive. We have adopted certain procedures for dealing with potential conflicts of interests as further described in Item 1. “Business - Conflicts of Interest” included elsewhere in this Annual Report on Form 10-K.
Risks Related to Our Corporate Structure
Payment of fees and reimbursements to our dealer manager, and our advisor and its affiliates, reduces cash available for investment.
We pay Cole Capital, our dealer manager, up to 9.0% of the gross proceeds of our primary offering in the form of selling commissions and a dealer manager fee, most of which is reallowed to participating broker-dealers. We also reimburse our advisor and its affiliates for up to 2.0% of our gross offering proceeds, including proceeds from sales of shares under our DRIP, for other organization and offering expenses. Such payments will reduce the amount of cash we have available to invest in properties and result in a lower total return to our stockholders than if we were able to invest 100% of the gross proceeds from our Offering in properties. Moreover, dealer manager fees and selling commissions are included in the $10.00 per share offering price, therefore our Offering price does not, and is not intended to, reflect our net asset value. In addition, we intend to pay substantial fees to our advisor and its affiliates for the services they perform for us. The payment of these fees reduces the amount of cash available for investment in properties.
The limit on the number of shares a person may own may discourage a takeover that could otherwise result in a premium price to our stockholders.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 9.8% in value of the aggregate of our outstanding shares or more than 9.8% (in value or number of shares, whichever is more restrictive) of the aggregate of our outstanding shares of common stock. These restrictions may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium to the purchase price of our common stock for our stockholders.
Our charter permits our board of directors to issue stock with terms that may subordinate the rights of common stockholders or discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
Our charter permits our board of directors to issue up to 500.0 million shares of stock, including 10.0 million shares of preferred stock. In addition, our board of directors, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms and conditions of redemption of any such stock. Shares of our common stock will be subject to the express terms of any series of our preferred stock. Thus, if also approved by a majority of our independent directors not otherwise interested in the transaction, our board of directors could authorize the issuance of preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing the removal of incumbent management or a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium to the purchase price of our common stock for our stockholders.
Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired and may limit your ability to dispose of your shares.
Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•	any person who beneficially owns 10% or more of the voting power of the corporation’s shares; or

•
an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding voting stock of the corporation.

A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which he or she otherwise would have become an interested stockholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by our board of directors.
After the five-year prohibition, any business combination between the Maryland corporation and an interested stockholder generally must be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:

•	80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation; and

•
two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

These super-majority vote requirements do not apply if the corporation’s stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The business combination statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has exempted any business combination involving our advisor or any affiliate of our advisor. Consequently, the five-year prohibition and the super-majority vote requirements will not apply to business combinations between us and our advisor or any affiliate of our advisor. As a result, our advisor and any affiliate of our advisor may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the super-majority vote requirements and the other provisions of the statute. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.
Maryland law also limits the ability of a third party to buy a large percentage of our outstanding shares and exercise voting control in electing directors.
Under its Control Share Acquisition Act, Maryland law also provides that “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by the corporation’s disinterested stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by interested stockholders, that is, by the acquirer, or officers of the corporation or employees of the corporation who are directors of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock that would entitle the acquirer, except solely by virtue of a revocable proxy, to exercise voting control in electing directors within specified ranges of voting control. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A “control share acquisition” means the acquisition of control shares. The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction or (b) to acquisitions approved or exempted by the charter or bylaws of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions of our stock by Cole Capital Advisors Inc. or any affiliate of Cole Capital Advisors Inc. This statute could have the effect of discouraging offers from third parties to acquire us and increasing the difficulty of successfully completing this type of offer by anyone other than our advisor or any of its affiliates.
Our charter includes an anti-takeover provision that may discourage a stockholder from launching a tender offer for our shares.
Our charter requires that any tender offer, including any “mini-tender” offer, must comply with Regulation 14D of the Securities Exchange Act of 1934, as amended (the Exchange Act). The offering person must provide our company notice of the tender offer at least ten business days before initiating the tender offer. If the offering person does not comply with these requirements, we will have the right to redeem that person’s shares and any shares acquired in such tender offer. In addition, the non-complying person shall be responsible for all of our expenses in connection with that person’s noncompliance. This provision of our charter may discourage a person from initiating a tender offer for our shares and prevent you from receiving a premium to your purchase price for your shares in such a transaction.

If we are required to register as an investment company under the Investment Company Act, we could not continue our current business plan, which may significantly reduce the value of your investment.
We intend to conduct our operations, and the operations of our operating partnership and any other subsidiaries, so that no such entity meets the definition of an “investment company” under Section 3(a)(1) of the Investment Company Act. Under the Investment Company Act, in relevant part, a company is an “investment company” if:

•	pursuant to Section 3(a)(1)(A), it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or

•
pursuant to Section 3(a)(1)(C), it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets on an unconsolidated basis (the 40% test). “Investment securities” excludes U.S. Government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

We intend to monitor our operations and our assets on an ongoing basis in order to ensure that neither we, nor any of our subsidiaries, meet the definition of “investment company” under Section 3(a)(1) of the Investment Company Act. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates;

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations; and

•	potentially, compliance with daily valuation requirements.
In order for us to not meet the definition of an “investment company” and avoid regulation under the Investment Company Act, we must engage primarily in the business of buying real estate, and these investments must be made within a year after the Offering ends. If we are unable to invest a significant portion of the proceeds of our Offering in properties within one year of the termination of the Offering, we may avoid being required to register as an investment company by temporarily investing any unused proceeds in certificates of deposit or other cash items with low returns. This would reduce the cash available for distribution to investors and possibly lower your returns.
To avoid meeting the definition of an “investment company” under Section 3(a)(1) of the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. Similarly, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. Accordingly, our board of directors may not be able to change our investment policies as they may deem appropriate if such change would cause us to meet the definition of an “investment company.” In addition, a change in the value of any of our assets could negatively affect our ability to avoid being required to register as an investment company. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

If you do not agree with the decisions of our board of directors, you only have limited control over changes in our policies and operations and may not be able to change such policies and operations.
Our board of directors determines our major policies, including our policies regarding investments, financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under the Maryland General Corporation Law and our charter, our stockholders generally have a right to vote only on the following:

•	the election or removal of directors;

•
any amendment of our charter, except that our board of directors may amend our charter without stockholder approval to increase or decrease the aggregate number of our shares, to increase or decrease the number of our shares of any class or series that we have the authority to issue, to change our name, to change the name or other designation or the par value of any class or series of our stock and the aggregate par value of our stock or to effect certain reverse stock splits; provided, however, that any such amendment does not adversely affect the rights, preferences and privileges of the stockholders;

•	our dissolution; and

•	a merger or consolidation of the sale or other disposition of all or substantially all of our assets.
All other matters are subject to the discretion of our board of directors.
Our board of directors may change certain of our investment policies without stockholder approval, which could alter the nature of your investment.
Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of the stockholders. These policies may change over time. The methods of implementing our investment policies also may vary, as new real estate development trends emerge and new investment techniques are developed. Subject to certain limits set forth in our charter and as may be required to avoid meeting the definition of an “investment company” under the Investment Company Act, our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by our board of directors without the approval of our stockholders, unless otherwise provided in our organizational documents. As a result, the nature of your investment could change without your consent.
Our rights and the rights of our stockholders to recover claims against our officers, directors and our advisor are limited, which could reduce your and our recovery against them if they cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter, in the case of our directors and officers, and our charter and the advisory agreement, in the case of our advisor and its affiliates, require us, subject to certain exceptions, to indemnify and advance expenses to our directors, our officers, and our advisor and its affiliates. Our charter permits us to provide such indemnification and advance for expenses to our employees and agents. Additionally, our charter limits, subject to certain exceptions, the liability of our directors and officers to us and our stockholders for monetary damages. Although our charter does not allow us to indemnify our directors or our advisor and its affiliates for any liability or loss suffered by them or hold harmless our directors or our advisor and its affiliates for any loss or liability suffered by us to a greater extent than permitted under Maryland law or the Statement of Policy Regarding Real Estate Investment Trusts published by the NASAA REIT Guidelines, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our advisor and its affiliates, than might otherwise exist under common law, which could reduce our stockholders and our recovery against them. In addition, our advisor is not required to retain cash to pay potential liabilities and it may not have sufficient cash available to pay liabilities if they arise. If our advisor is held liable for a breach of its fiduciary duty to us, or a breach of its contractual obligations to us, we may not be able to collect the full amount of any claims we may have against our advisor. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our advisor in some cases, which would decrease the cash otherwise available for distribution to our stockholders.

Your interest in us will be diluted if we issue additional shares.
Our stockholders do not have preemptive rights to any shares issued by us in the future. Our charter currently has authorized 500.0 million shares of stock, of which 490.0 million shares are designated as common stock and 10.0 million are designated as preferred stock. Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of stock, increase or decrease the number of shares of any class or series of stock designated, or classify or reclassify any unissued shares without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our board of directors, except that the issuance of preferred stock must also be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access at our expense to our legal counsel or to independent legal counsel. Our stockholders likely will suffer dilution of their equity investment in us, in the event that we (1) sell additional shares in our Offering or sell additional shares in the future, including those issued pursuant to our DRIP, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of our common stock to our advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement or (5) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our operating partnership. In addition, the partnership agreement for our operating partnership contains provisions that would allow, under certain circumstances, other entities, including other real estate programs sponsored by Cole Real Estate Investments, to merge into or cause the exchange or conversion of their interest in that entity for interests of our operating partnership. Because the limited partnership interests of our operating partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our operating partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders.
General Risks Related to Investments in Real Estate
Our operating results will be affected by economic and regulatory changes that have an adverse impact on the real estate market in general, which may prevent us from being profitable or from realizing growth in the value of our real estate properties.
Our operating results will be subject to risks generally incident to the ownership of real estate, including:

•	changes in general economic or local conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•	the illiquidity of real estate investments generally;

•	changes in tax, real estate, environmental and zoning laws; and

•	period of high interest rates and tight money supply.
These risk and other factors may prevent us from being profitable, or from maintaining or growing the value of our real estate properties.
Many of our properties may depend upon a single tenant, or a limited number of major tenants, for all or a majority of its rental income; therefore, our financial condition and ability to make distributions to you may be adversely affected by the bankruptcy or insolvency, a downturn in the business, or a lease termination of a single tenant.
Many of our properties may be occupied by only one tenant or derive a majority of its rental income from a limited number of major tenants and, therefore, the success of those properties will be materially dependent on the financial stability of such tenants. Such tenants face competition within their industries and other factors that could reduce their ability to make rent payments. For example, our retail tenants face competition from other retailers, as well as competition from other retail channels, such as factory outlet centers, wholesale clubs, mail order catalogs, television shopping networks and various developing forms of e-commerce. In addition, our retail properties will be located in public places, where crimes, violence and other incidents may occur. Such incidents could reduce the amount of business conducted by the tenants at our properties, thus reducing the tenants’ abilities to pay rent, and such incidents could also expose us to civil liability, as the property owner. Furthermore, if we invest in industrial properties, a general reduction in U.S. manufacturing activity could reduce our manufacturing tenants’ abilities to pay rent. Lease payment defaults by tenants could cause us to reduce the amount of distributions we pay. A default of a tenant on its lease payments to us would cause us to lose revenue from the property and force us to find an alternative source of revenue to meet any expenses associated with the property and prevent a foreclosure if the property is subject to a mortgage. In the event of a default by a single or major tenant, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting the property. If a lease is terminated, we may not be able to lease the property for the rent previously received or sell the property without incurring a loss. A default by a tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease, or a tenant’s election not to extend a lease upon its expiration, could have an adverse effect on our financial condition and our ability to pay distributions to you.
A high concentration of our properties in a particular geographic area, or with tenants in a similar industry, would magnify the effects of downturns in that geographic area or industry.
In the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately affects that geographic area would have a magnified adverse effect on our portfolio. Similarly, if tenants of our properties become concentrated in a certain industry or industries, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio.
If a major tenant declares bankruptcy, we may be unable to collect balances due under relevant leases, which could have a material adverse effect on our financial condition and ability to pay distributions to you.
We may experience concentration in one or more tenants. Any of our tenants, or any guarantor of one of our tenant’s lease obligations, could be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the United States. Such a bankruptcy filing would bar us from attempting to collect pre-bankruptcy debts from the bankrupt tenant or its properties unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be paid currently. If we assume a lease, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim would be capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid. This claim could be paid only in the event funds were available, and then only in the same percentage as that realized on other unsecured claims.
The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past due balances under the relevant lease, and could ultimately preclude full collection of these sums. Such an event also could cause a decrease or cessation of current rental payments, reducing our operating cash flows and the amount available for distributions to you. In the event a tenant or lease guarantor declares bankruptcy, the tenant or its trustee may not assume our lease or its guaranty. If a given lease or guaranty is not assumed, our operating cash flows and the amounts available for distributions to you may be adversely affected. The bankruptcy of a major tenant could have a material adverse effect on our ability to pay distributions to you.
If a sale-leaseback transaction is re-characterized in a tenant’s bankruptcy proceeding, our financial condition could be adversely affected.
We may enter into sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect our financial condition, cash flow and the amount available for distributions to you.
If the sale-leaseback were re-characterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. If the sale-leaseback were re-characterized as a joint venture, our lessee and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property.

Challenging economic conditions could adversely affect vacancy rates, which could have an adverse impact on our ability to make distributions and the value of an investment in our shares.
Challenging economic conditions, the availability and cost of credit, turmoil in the mortgage market, and declining real estate markets have contributed to increased vacancy rates in the commercial real estate sector. If we experience vacancy rates that are higher than historical vacancy rates, we may have to offer lower rental rates and greater tenant improvements or concessions than expected. Increased vacancies may have a greater impact on us, as compared to REITs with other investment strategies, as our investment approach relies on long-term leases in order to provide a relatively stable stream of income for our stockholders. As a result, increased vacancy rates could have the following negative effects on us:

•	the values of our potential investments in commercial properties could decrease below the amount paid for such investments;

•	revenues from such properties could decrease due to low or no rental income during vacant periods, lower future rental rates and/or increased tenant improvement expenses or concessions; and/or

•	revenues from such properties that secure loans could decrease, making it more difficult for us to meet our payment obligations.
All of these factors could impair our ability to make distributions and decrease the value of an investment in our shares.
Properties that have vacancies for a significant period of time could be difficult to sell, which could diminish the return on your investment.
A property may incur vacancies either by the continued default of a tenant under its leases, the expiration of a tenant lease or early termination of a lease by a tenant. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash to be distributed to you. In addition, because a property’s market value depends principally upon the value of the property’s leases, the resale value of a property with prolonged vacancies could decline, which could further reduce your return.
We may be unable to secure funds for future tenant improvements or capital needs, which could adversely impact our ability to pay cash distributions to you.
When tenants do not renew their leases or otherwise vacate their space, it is usual that, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. In addition, although we expect that our leases with tenants will require tenants to pay routine property maintenance costs, we will likely be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops. We will use substantially all of the gross proceeds from our Offering to buy real estate and real estate-related investments and to pay various fees and expenses. We intend to reserve only approximately 0.1% of the gross proceeds from our Offering for future capital needs. Accordingly, if we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain funds from other sources, such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both.
We may obtain only limited warranties when we purchase a property and would have only limited recourse in the event our due diligence did not identify any issues that lower the value of our property.
The seller of a property often sells such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property, as well as the loss of rental income from that property.

Our inability to sell a property when we desire to do so could adversely impact our ability to pay cash distributions to you.
The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates, supply and demand, and other factors that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We may be required to expend funds to correct defects or to make improvements before a property can be sold. We may not have adequate funds available to correct such defects or to make such improvements. Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Our inability to sell a property when we desire to do so may cause us to reduce our selling price for the property. Any delay in our receipt of proceeds, or diminishment of proceeds, from the sale of a property could adversely impact our ability to pay distributions to you.
We are exposed to risks related to increases in market lease rates and inflation, as income from long-term leases will be the primary source of our cash flows from operations.
We are exposed to risks related to increases in market lease rates and inflation, as income from long-term leases will be the primary source of our cash flows from operations. Leases of long-term duration or which include renewal options that specify a maximum rate increase may result in below market lease rates over time if we do not accurately estimate inflation or market lease rates. Provisions of our leases designed to mitigate the risk of inflation and unexpected increases in market lease rates, such as periodic rental increases, may not adequately protect us from the impact of inflation or unexpected increases in market lease rates. If we are subject to below market lease rates on a significant number of our properties pursuant to long-term leases, our cash flow from operations and financial position may be adversely affected.
We may not be able to sell our properties at a price equal to, or greater than, the price for which we purchased such property, which may lead to a decrease in the value of our assets.
Some of our leases will not contain rental increases over time. When that is the case, the value of the leased property to a potential purchaser may not increase over time, which may restrict our ability to sell that property, or if we are able to sell that property, may result in a sale price less than the price that we paid to purchase the property.
We may acquire or finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.
A lock-out provision is a provision that prohibits the prepayment of a loan during a specified period of time. Lock-out provisions may include terms that provide strong financial disincentives for borrowers to prepay their outstanding loan balance and exist in order to protect the yield expectations of investors. We expect that many of our properties will be subject to lock-out provisions. Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties when we may desire to do so. Lock-out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could impair our ability to take other actions during the lock-out period that could be in the best interests of our stockholders and, therefore, may have an adverse impact on the value of our shares relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.
Increased operating expenses could reduce cash flow from operations and funds available to acquire investments or make distributions.
Our properties will be subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. The properties will be subject to increases in tax rates, utility costs, insurance costs, repairs and maintenance costs, administrative costs and other operating expenses. Some of our property leases may not require the tenants to pay all or a portion of these expenses, in which event we may have to pay these costs. If we are unable to lease properties on terms that require the tenants to pay all or some of the properties’ operating expenses, if our tenants fail to pay these expenses as required or if expenses we are required to pay exceed our expectations, we could have less funds available for future acquisitions or cash available for distributions to you.

Adverse economic and geopolitical conditions may negatively affect our returns and profitability.
Our operating results may be affected by market and economic challenges, which may result from a continued or exacerbated general economic downturn experienced by the nation as a whole, by the local economies where our properties may be located, or by the real estate industry including the following:

•	poor economic conditions may result in tenant defaults under leases;

•	poor economic conditions may result in lower revenue to us from retailers who pay us a percentage of their revenues under percentage rent leases;

•	re-leasing may require concessions or reduced rental rates under the new leases;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•	constricted access to credit may result in tenant defaults or non-renewals under leases; and

•
increased insurance premiums may reduce funds available for distribution or, to the extent such increases are passed through to tenants, may lead to tenant defaults. Increased insurance premiums may make it difficult to increase rents to tenants on turnover, which may adversely affect our ability to increase our returns.

The length and severity of any economic slowdown or downturn cannot be predicted. Our operations could be negatively affected to the extent that an economic slowdown or downturn is prolonged or becomes more severe.
The United States’ armed conflicts in various parts of the world could have a further impact on our tenants. The consequences of any armed conflict are unpredictable, and we may not be able to foresee events that could have an adverse effect on our tenants, our business or your investment. More generally, any of these events could result in increased volatility in or damage to the United States and worldwide financial markets and economy. They also could result in higher energy costs and increased economic uncertainty in the United States or abroad. Our revenues will be dependent upon payment of rent by retailers, which may be particularly vulnerable to uncertainty in the local economy. Adverse economic conditions could affect the ability of our tenants to pay rent, which could have a material adverse effect on our operating results and financial condition, as well as our ability to pay distributions to you.
The current market environment may adversely affect our operating results, financial condition and ability to pay distributions.
The global financial markets have undergone pervasive and fundamental disruptions since mid-2007. The disruptions in the global financial markets had an adverse impact on the availability of credit to businesses generally. The continuing impact of the recent global economic recession has the potential to materially affect the value of our properties and other investments we make, the availability or the terms of financing that we may anticipate utilizing, and our ability to make principal and interest payments on, or refinance, any outstanding debt when due, and/or, for our leased properties, the ability of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. The current market environment also could affect our operating results and financial condition as follows:

•
Debt Markets - Although there are signs of a recovery, the real estate debt markets are currently experiencing volatility as a result of certain factors, including the tightening of underwriting standards by lenders and credit rating agencies. Should overall borrowing costs increase, either by increases in the index rates or by increases in lender spreads, our operations may generate lower returns. In addition, the recent dislocations in the debt markets have reduced the amount of capital that is available to finance real estate, which, in turn: (1) limits the ability of real estate investors to make new acquisitions and to potentially benefit from reduced real estate values or to realize enhanced returns on real estate investments; (2) has slowed real estate transaction activity; and (3) may result in an inability to refinance debt as it becomes due. In addition, the state of the debt markets could have a material impact on the overall amount of capital being invested in real estate, which may result in price or value decreases of real estate assets and impact our ability to raise equity capital.

•
Real Estate Markets - The recent global economic recession has caused commercial real estate values to decline substantially. As a result, there may be uncertainty in the valuation, or in the stability of the value, of the properties we acquire that could result in a substantial decrease in the value of our properties after we purchase them. Consequently, we may not be able to recover the carrying amount of our properties, which may require us to recognize an impairment charge or record a loss on sale in earnings.

•
Government Intervention - The disruptions in the global financial markets have led to extensive and unprecedented government intervention. It is impossible to predict the actual effect of the government intervention and what effect, if any, additional interim or permanent governmental intervention may have on the global financial markets and/or the effect of such intervention on the U.S. economy.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.
We have diversified, and expect to continue to diversify, our cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities. However, the Federal Deposit Insurance Corporation only insures amounts up to $250,000 per depositor per insured bank. We likely will have cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we deposit funds ultimately fails, we may lose our deposits over $250,000. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of your investment.
If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits.
Generally, our tenants are responsible for insuring their goods and premises and, in some circumstances, may be required to reimburse us for a share of the cost of acquiring comprehensive insurance for the properties, including casualty, liability, fire and extended coverage customarily obtained for similar properties in amounts that our advisor determines are sufficient to cover reasonably foreseeable losses. Tenants of single-user properties leased on a triple net basis typically are required to pay all insurance costs associated with those properties. Material losses may occur in excess of insurance proceeds with respect to any property, as insurance may not be sufficient to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases insist that commercial property owners purchase specific coverage against terrorism as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our potential properties. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate, or any, coverage for such losses. The Terrorism Risk Insurance Act of 2002 is designed for a sharing of terrorism losses between insurance companies and the federal government. We cannot be certain how this act will impact us or what additional cost to us, if any, could result. If such an event damaged or destroyed one or more of our properties, we could lose both our invested capital and anticipated profits from such property.
Real estate related taxes may increase, and if these increases are not passed on to tenants, our income will be reduced.
Local real property tax assessors may reassess our properties, which may result in increased taxes. Generally, property taxes increase as property values or assessment rates change, or for other reasons deemed relevant by property tax assessors. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. Although some tenant leases may permit us to pass through such tax increases to the tenants for payment, renewal leases or future leases may not be negotiated on the same basis. Tax increases not passed through to tenants may adversely affect our income, cash available for distributions, and the amount of distributions to you.
CC&Rs may restrict our ability to operate a property.
Some of our properties will be contiguous to other parcels of real property, comprising part of the same retail center. In connection with such properties, we will be subject to significant covenants, conditions and restrictions, known as “CC&Rs,” restricting the operation of such properties and any improvements on such properties, and related to granting easements on such properties. Moreover, the operation and management of the contiguous properties may impact such properties. Compliance with CC&Rs may adversely affect our operating costs and reduce the amount of funds that we have available to pay distributions to you.

Our operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks.
We may use proceeds from our Offering to acquire properties upon which we will construct improvements. If we engage in development or construction projects, we will be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities and/or community groups, and our builder’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks if we make periodic progress payments or other advances to builders before they complete construction. These and other such factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.
We may invest in unimproved real property. Returns from development of unimproved properties are also subject to risks associated with re-zoning the land for development and environmental concerns of governmental entities and/or community groups.
If we contract with a development company for newly developed property, our earnest money deposit made to the development company may not be fully refunded.
We may enter into one or more contracts, either directly or indirectly through joint ventures with other programs sponsored by Cole Real Estate Investments or others, to acquire real property from a development company that is engaged in construction and development of commercial real properties. Properties acquired from a development company may be either existing income-producing properties, properties to be developed or properties under development. We anticipate that we will be obligated to pay a substantial earnest money deposit at the time of contracting to acquire such properties. In the case of properties to be developed by a development company, we anticipate that we will be required to close the purchase of the property upon completion of the development of the property. At the time of contracting and the payment of the earnest money deposit by us, the development company typically will not have acquired title to any real property. Typically, the development company will only have a contract to acquire land, a development agreement to develop a building on the land and an agreement with one or more tenants to lease all or part of the property upon its completion. We may enter into such a contract with the development company even if at the time we enter into the contract, we have not yet raised sufficient proceeds in our Offering to enable us to close the purchase of such property. However, we may not be required to close a purchase from the development company, and may be entitled to a refund of our earnest money, in the following circumstances:

•	the development company fails to develop the property;

•	all or a specified portion of the pre-leased tenants fail to take possession under their leases for any reason; or

•	we are unable to raise sufficient proceeds from our Offering to pay the purchase price at closing.
The obligation of the development company to refund our earnest money will be unsecured, and we may not be able to obtain a refund of such earnest money deposit from it under these circumstances since the development company may be an entity without substantial assets or operations.
If we purchase an option to acquire a property but do not exercise the option, we likely would forfeit the amount we paid for such option, which would reduce the amount of cash we have available to make other investments.
In determining whether to purchase a particular property, we may obtain an option to purchase such property. The amount paid for an option, if any, normally is forfeited if the property is not purchased and normally is credited against the purchase price if the property is purchased. If we purchase an option to acquire a property but do not exercise the option, we likely would forfeit the amount we paid for such option, which would reduce the amount of cash we have available to make other investments.

Competition with third parties in acquiring properties and other investments may reduce our profitability and the return on your investment.
We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships, and other entities engaged in real estate investment activities, many of which have greater resources than we do. Larger competitors may enjoy significant advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Any such increase would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties and other investments as a result of competition with third parties without a corresponding increase in tenant lease rates, our profitability will be reduced, and you may experience a lower return on your investment.
Our properties face competition that may affect tenants’ ability to pay rent and the amount of rent paid to us may affect the cash available for distributions to you and the amount of distributions.
We typically acquire properties located in developed areas. Therefore, there are and will be numerous other retail properties within the market area of each of our properties that will compete with us for tenants. The number of competitive properties could have a material effect on our ability to rent space at our properties and the amount of rents charged. We could be adversely affected if additional competitive properties are built in close proximity to our properties, causing increased competition for customer traffic and creditworthy tenants. This could result in decreased cash flow from tenants and may require us to make capital improvements to properties that we would not have otherwise made, thus affecting cash available for distributions to you and the amount of distributions we pay.
Acquiring or attempting to acquire multiple properties in a single transaction may adversely affect our operations.
From time to time, we acquire multiple properties in a single transaction. Portfolio acquisitions are more complex and expensive than single property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on our ability to manage the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties. To acquire multiple properties in a single transaction we may be required to accumulate a large amount of cash. We would expect the returns that we earn on such cash to be less than the ultimate returns on real property, therefore accumulating such cash could reduce our funds available for distributions to you. Any of the foregoing events may have an adverse effect on our operations.
If we set aside insufficient capital reserves, we may be required to defer necessary capital improvements.
If we do not have enough reserves for capital to supply needed funds for capital improvements throughout the life of the investment in a property and there is insufficient cash flow from operations, we may be required to defer necessary improvements to a property, which may cause that property to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased operating cash flows as a result of fewer potential tenants being attracted to the property. If this happens, we may not be able to maintain projected rental rates for affected properties, and our results of operations may be negatively impacted.
Costs of complying with environmental laws and regulations may adversely affect our income and the cash available for any distributions.
All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid hazardous materials, and the remediation of contamination associated with disposals. Some of these laws and regulations may impose joint and several liability on tenants, owners or operators for the costs of investigation or remediation of contaminated properties, regardless of fault or whether the acts causing the contamination were legal. This liability could be substantial. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell or rent such property or to use such property as collateral for future borrowing.

Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our properties may be affected by our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations that we may be required to comply with, and that may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay will reduce our ability to make distributions to you and may reduce the value of your investment.
From time to time, we may acquire properties, or interests in properties, with known adverse environmental conditions where we believe that the environmental liabilities associated with these conditions are quantifiable and that the acquisition will yield a superior risk-adjusted return. In such an instance, we will estimate the costs of environmental investigation, clean-up and monitoring in determining the purchase price. Further, in connection with property dispositions, we may agree to remain responsible for, and to bear the cost of, remediating or monitoring certain environmental conditions on the properties.
We may not obtain an independent third-party environmental assessment for every property we acquire. In addition, any such assessment that we do obtain may not reveal all environmental liabilities. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims would materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to you.
Discovery of previously undetected environmentally hazardous conditions may adversely affect our operating results.
Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. The costs of removal or remediation could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to you.
If we sell properties by providing financing to purchasers, defaults by the purchasers would adversely affect our cash flow from operations.
In some instances we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default on its obligations under the financing, which could negatively impact cash flow from operations. Even in the absence of a purchaser default, the distribution of sale proceeds, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price, and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to pay cash distributions to you.
A proposed change in U.S. accounting standards for leases could reduce the overall demand to lease our properties.
The existing accounting standards for leases require lessees to classify their leases as either capital or operating leases. Under a capital lease, both the leased asset, which represents the tenant’s right to use the property, and the contractual lease obligation are recorded on the tenant’s balance sheet if one of the following criteria are met: (1) the lease transfers ownership of the property to the lessee by the end of the lease term; (2) the lease contains a bargain purchase option; (3) the non-cancelable lease term is more than 75% of the useful life of the asset; or (4) if the present value of the minimum lease payments equals 90% or more of the leased property’s fair value. If the terms of the lease do not meet these criteria, the lease is considered an operating lease, and no leased asset or contractual lease obligation is recorded by the tenant.

Recently, the U.S. Financial Accounting Standards Board (the “FASB”) and the International Accounting Standards Board (“IASB”) initiated a joint project to develop new guidelines to lease accounting. The FASB and IASB (collectively, the “Boards”) recently issued Exposure Drafts (the “Exposure Drafts”), which propose substantial changes to the current lease accounting standards, primarily by eliminating the concept of operating lease accounting. As a result, a lease asset and obligation would be recorded on the tenant’s balance sheet for all lease arrangements. In addition, the Exposure Drafts could impact the method in which contractual lease payments would be recorded. In order to mitigate the effect of the proposed lease accounting, tenants may seek to negotiate certain terms within new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms, which would generally have less impact on tenant balance sheets. Also, tenants may reassess their lease-versus-buy strategies. This could result in a greater renewal risk, a delay in investing proceeds from our Offerings, or shorter lease terms, all of which may negatively impact our operations and our ability to pay distributions to you.
The Exposure Drafts do not include a proposed effective date, are still being deliberated, and are subject to change. The Boards intend to complete their deliberations and publish a revised exposure draft during the first half of 2013; however, a final standard is not expected to be issued until 2013 or 2014.
Our costs associated with complying with the Americans with Disabilities Act of 1990, as amended, may affect cash available for distributions.
Our properties generally will be subject to the Americans with Disabilities Act of 1990, as amended (Disabilities Act). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. We will attempt to acquire properties that comply with the Disabilities Act or place the burden on the seller or other third party, such as a tenant, to ensure compliance with the Disabilities Act. However, we may not be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for Disabilities Act compliance may affect cash available for distributions and the amount of distributions to you.
Risks Associated with Debt Financing
We have incurred mortgage indebtedness and other borrowings, which may increase our business risks, hinder our ability to make distributions, and decrease the value of your investment.
We have acquired real estate and other real estate-related investments by borrowing new funds. In addition, we may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire additional real properties and other investments and to pay distributions to our stockholders. We may borrow additional funds if we need funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders. We may also borrow additional funds if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes.
Our advisor believes that utilizing borrowing is consistent with our investment objective of maximizing the return to investors. There is no limitation on the amount we may borrow against any individual property or other investment. However, under our charter, we are required to limit our borrowings to 75% of the cost (before deducting depreciation or other non-cash reserves) of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in our next quarterly report, along with a justification for such excess borrowing. Moreover, our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless such borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. Our borrowings will not exceed 300% of our net assets as of the date of any borrowing, which is the maximum level of indebtedness permitted under the NASAA REIT Guidelines; however, we may exceed that limit if approved by a majority of our independent directors. We expect that from time to time during the period of our Offering we will request that our independent directors approve borrowings in excess of these limitations since we will then be in the process of raising our equity capital to acquire our portfolio. We expect that during the period of our Offering, high debt levels would cause us to incur higher interest charges, would result in higher debt service payments, and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute to you and could result in a decline in the value of your investment.

We do not intend to incur mortgage debt on a particular property unless we believe the property’s projected operating cash flow is sufficient to service the mortgage debt. However, if there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on a property, the amount available for distributions to you may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders’ investment. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds from the foreclosure. In such event, we may be unable to pay the amount of distributions required in order to maintain our REIT status. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. If we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to you will be adversely affected, which could result in our losing our REIT status and would result in a decrease in the value of your investment.
High interest rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make to you.
We run the risk of being unable to finance or refinance our properties on favorable terms or at all. If interest rates are higher when we desire to mortgage our properties or when existing loans come due and the properties need to be refinanced, we may not be able to finance the properties and we would be required to use cash to purchase or repay outstanding obligations. Our inability to use debt to finance or refinance our properties could reduce the number of properties we can acquire, which could reduce our operating cash flows and the amount of cash distributions we can make to you. Higher costs of capital also could negatively impact operating cash flows and returns on our investments.
Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay distributions to you.
We have incurred, and in the future may incur additional indebtedness that bears interest at a variable rate. To the extent that we incur variable rate debt, increases in interest rates would increase our interest costs, which could reduce our operating cash flows and our ability to pay distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to you.
In connection with providing us financing, a lender could impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. In general, our loan agreements restrict our ability to encumber or otherwise transfer our interest in the respective property without the prior consent of the lender. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace CR IV Advisors as our advisor. These or other limitations imposed by a lender may adversely affect our flexibility and our ability to achieve our investment and operating objectives, which could limit our ability to make distributions to you.
Interest-only indebtedness may increase our risk of default and ultimately may reduce our funds available for distribution to you.
We have financed some of our property acquisitions using interest-only mortgage indebtedness and may continue to do so. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. If the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates. Increased payments and substantial principal or balloon maturity payments will reduce the funds available for distribution to our stockholders because cash otherwise available for distribution will be required to pay principal and interest associated with these mortgage loans.

Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the loan on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT. Any of these results would have a significant, negative impact on your investment.
To hedge against exchange rate and interest rate fluctuations, we may use derivative financial instruments that may be costly and ineffective and may reduce the overall returns on your investment.
We may use derivative financial instruments to hedge our exposure to changes in exchange rates and interest rates on loans secured by our assets and investments in CMBS. Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time of the hedge and may differ from time to time.
To the extent that we use derivative financial instruments to hedge against exchange rate and interest rate fluctuations, we will be exposed to credit risk, basis risk and legal enforceability risks. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to pay distributions to you will be adversely affected.
Risks Associated with Investments in Mortgage, Bridge and Mezzanine Loans and Real Estate-Related Securities
Investing in mortgage, bridge or mezzanine loans could adversely affect our return on our loan investments.
We may make or acquire mortgage, bridge or mezzanine loans, or participations in such loans, to the extent our advisor determines that it is advantageous for us to do so. However, if we make or invest in mortgage, bridge or mezzanine loans, we will be at risk of defaults on those loans caused by many conditions beyond our control, including local and other economic conditions affecting real estate values, interest rate changes, rezoning, and failure by the borrower to maintain the property. If there are defaults under these loans, we may not be able to repossess and sell quickly any properties securing such loans. An action to foreclose on a property securing a loan is regulated by state statutes and regulations and is subject to many of the delays and expenses of any lawsuit brought in connection with the foreclosure if the defendant raises defenses or counterclaims. In the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the loan, which could reduce the value of our investment in the defaulted loan. In addition, investments in mezzanine loans involve a higher degree of risk than long-term senior mortgage loans secured by income-producing real property because the investment may become unsecured as a result of foreclosure on the underlying real property by the senior lender.
We may invest in various types of real estate-related securities.
Aside from investments in real estate, we are permitted to invest in real estate-related securities, including securities issued by other real estate companies, CMBS, mortgage, bridge, mezzanine or other loans and Section 1031 tenant-in-common interests, and we may invest in real estate-related securities of both publicly traded and private real estate companies. We are focused, however, on acquiring interests in retail and other income-producing properties. We may not have the expertise necessary to maximize the return on our investment in real estate-related securities. If our advisor determines that it is advantageous to us to make the types of investments in which our advisor or its affiliates do not have experience, our advisor intends to employ persons, engage consultants or partner with third parties that have, in our advisor’s opinion, the relevant expertise necessary to assist our advisor in evaluating, making and administering such investments.

Investments in real estate-related securities will be subject to specific risks relating to the particular issuer of the securities and may be subject to the general risks of investing in subordinated real estate securities, which may result in losses to us.
Our investments in real estate-related securities will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related equity securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related investments discussed herein, including risks relating to rising interest rates.
Real estate-related securities are often unsecured and also may be subordinated to other obligations of the issuer. As a result, investments in real estate-related securities are subject to risks of (1) limited liquidity in the secondary trading market in the case of unlisted or thinly traded securities, (2) substantial market price volatility resulting from changes in prevailing interest rates in the case of traded equity securities, (3) subordination to the prior claims of banks and other senior lenders to the issuer, (4) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (5) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations and (6) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic slowdown or downturn. These risks may adversely affect the value of outstanding real estate-related securities and the ability of the issuers thereof to repay principal and interest or make distribution payments.
The CMBS in which we may invest are subject to all of the risks of the underlying mortgage loans, the risks of the securitization process and dislocations in the mortgage-backed securities market in general.
CMBS are securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, these securities are subject to all of the risks of the underlying mortgage loans. In a rising interest rate environment, the value of CMBS may be adversely affected when payments on underlying mortgages do not occur as anticipated, resulting in the extension of the security’s effective maturity and the related increase in interest rate sensitivity of a longer-term instrument. The value of CMBS may also change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities market as a whole. In addition, CMBS are subject to the credit risk associated with the performance of the underlying mortgage properties. CMBS are issued by investment banks, not financial institutions, and are not insured or guaranteed by the U.S. government.
CMBS are also subject to several risks created through the securitization process. Subordinate CMBS are paid interest only to the extent that there are funds available to make payments. To the extent the collateral pool includes delinquent loans, there is a risk that interest payments on subordinate CMBS will not be fully paid. Subordinate CMBS are also subject to greater credit risk than those CMBS that are more highly rated. In certain instances, third-party guarantees or other forms of credit support can reduce the credit risk.
The value of any CMBS in which we invest may be negatively impacted by any dislocation in the mortgage-backed securities market in general. Currently, the mortgage-backed securities market is suffering from a severe dislocation created by mortgage pools that include sub-prime mortgages secured by residential real estate. Sub-prime loans often have high interest rates and are often made to borrowers with credit scores that would not qualify them for prime conventional loans. In recent years, banks made a great number of the sub-prime residential mortgage loans with high interest rates, floating interest rates, interest rates that reset from time to time, and/or interest-only payment features that expire over time. These terms, coupled with rising interest rates, have caused an increasing number of homeowners to default on their mortgages. Purchasers of mortgage-backed securities collateralized by mortgage pools that include risky sub-prime residential mortgages have experienced severe losses as a result of the defaults and such losses have had a negative impact on the CMBS market.
Federal Income Tax Risks
Failure to qualify as a REIT would adversely affect our operations and our ability to make distributions.
Morris, Manning & Martin, LLP, our legal counsel, has rendered an opinion to us that we will be organized in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code for our taxable year ended December 31, 2012 and that our proposed method of operations will enable us to meet the requirements for qualification and taxation as a REIT beginning with our taxable year ended December 31, 2012. This opinion is based upon our representations as to the manner in which we are and will be owned, invest in assets and operate, among other things. However, our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Internal Revenue Code. Morris, Manning & Martin, LLP will not review our operations or compliance with the REIT qualification standards on an ongoing basis, and we may fail to satisfy the REIT requirements in the future. Also, the legal opinion represents Morris, Manning & Martin, LLP’s legal judgment based on the law in effect as of the commencement of this Offering. Morris,

Manning & Martin, LLP’s opinion is not binding on the Internal Revenue Service or the courts and we will not apply for a ruling from the Internal Revenue Service regarding our status as a REIT. Future legislative, judicial or administrative changes to the federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.
If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to you because of the additional tax liability. In addition, distributions to you would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax. Our failure to qualify as a REIT would adversely affect the return on your investment.
Re-characterization of sale-leaseback transactions may cause us to lose our REIT status.
We may purchase properties and lease them back to the sellers of such properties. The Internal Revenue Service could challenge our characterization of certain leases in any such sale-leaseback transactions as “true leases,” which allows us to be treated as the owner of the property for federal income tax purposes. In the event that any sale-leaseback transaction is challenged and re-characterized as a financing transaction or loan for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so re-characterized, we might fail to satisfy the REIT qualification “asset tests” or the “income tests” and, consequently, lose our REIT status effective with the year of re-characterization. Alternatively, the amount of our REIT taxable income could be recalculated, which might also cause us to fail to meet the distribution requirement for a taxable year.
You may have current tax liability on distributions you elect to reinvest in our common stock.
If you participate in our DRIP, you will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, you will be treated, for tax purposes, as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless you are a tax-exempt entity, you may have to use funds from other sources to pay your tax liability on the value of the common stock received.
Distributions payable by REITs do not qualify for the reduced tax rates that apply to other corporate distributions.
Tax legislation enacted in 2003, amended in 2005 and extended by the Tax Relief Unemployment Insurance Reauthorization, and Job Creation Act of 2010, generally reduces the maximum U.S. federal income tax rate for distributions payable by corporations to domestic stockholders that are individuals, trusts or estates to 15% prior to 2013. Distributions payable by REITs, however, generally continue to be taxed at the normal rate applicable to the individual recipient, rather than the 15% preferential rate. Our distributions will be taxed as ordinary income at the non-preferential rate, to the extent they are from our current or accumulated earnings and profits. To the extent distributions exceed our current or accumulated earnings and profits, they will be treated first as a tax free return of capital, reducing the tax basis in each U.S. stockholder’s shares (but not below zero), then the distributions will be taxed as gain from the sale of shares. You should discuss the difference in treatment of REIT distributions and regular corporate distributions with your tax advisor.
If CCPT IV OP fails to maintain its status as a disregarded entity or partnership, its income may be subject to taxation, which would reduce the cash available to us for distribution to you.
CCPT IV OP is a disregarded entity for U.S. federal income tax purposes. CCPT IV OP would lose its status as a disregarded entity for U.S. federal income tax purposes if it issues interests to a person other than us or any subsidiary we establish that is disregarded for tax purposes. If CCPT IV OP issues interests to a person other than us or any subsidiary we establish that is disregarded for tax purposes, we would characterize our operating partnership as a partnership for federal income tax purposes. As a disregarded entity or partnership, CCPT IV OP is not subject to U.S. federal income tax on its income. However, if the Internal Revenue Service were to successfully challenge the status of CCPT IV OP as a disregarded entity or partnership, CCPT IV OP would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This could also result in our losing REIT status, and becoming subject to a corporate level tax on our income. This would substantially reduce the cash available to us to make distributions to you and the return on your investment.
If any of the partnerships or limited liability companies through which CCPT IV OP owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to our operating partnership. Such a re-characterization of an underlying property owner also could threaten our ability to maintain REIT status.

In certain circumstances, we may be subject to federal and state income taxes as a REIT, which would reduce our cash available for distribution to you.
Even if we qualify and maintain our status as a REIT, we may be subject to federal income taxes or state taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Internal Revenue Code) will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of our operating partnership or at the level of the other entities through which we indirectly own our assets. Any federal or state taxes we pay will reduce our cash available for distribution to you.
Legislative or regulatory action with respect to taxes could adversely affect the returns to our investors.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the federal income tax laws applicable to investments similar to an investment in our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure our stockholders that any such changes will not adversely affect their taxation. Such changes could have an adverse effect on an investment in our stock or on the market value or the resale potential of our assets. Our stockholders are urged to consult with their own tax advisor with respect to the impact of recent legislation on their investment in our stock and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.
Congress passed major federal tax legislation in 2003, with modifications to that legislation in 2005 and an extension of that legislation by the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. One of the changes effected by that legislation generally reduced the maximum tax rate on qualified dividends paid by corporations to individuals to 15.0% through 2012. On January 3, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, extending such 15.0% qualified dividend rate for 2013 and subsequent taxable years for those unmarried individuals with income under $400,000 and for married couples with income under $450,000. For those with income above such thresholds, the qualified dividend rate is 20.0%. REIT distributions, however, generally do not constitute qualified dividends and consequently are not eligible for this reduced maximum tax rate. Therefore, our stockholders will pay federal income tax on our distributions (other than capital gains dividends or distributions which represent a return of capital for tax purposes) at the applicable “ordinary income” rate, the maximum of which is currently 39.6%. However, as a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to you, and we thus expect to avoid the “double taxation” to which other corporations are typically subject.
      Although REITs continue to receive substantially better tax treatment than entities taxed as corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be taxed for federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in our stockholders’ best interest.
Complying with the REIT requirements may cause us to forego otherwise attractive opportunities.
To maintain our qualification as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of shares of our common stock. We may be required to pay distributions to our stockholders at disadvantageous times or when we do not have funds readily available for distribution. Complying with the REIT requirements may cause us to forego otherwise attractive opportunities. In addition, we may be required to liquidate otherwise attractive investments in order to comply with the REIT requirements. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Foreign purchasers of our common stock may be subject to FIRPTA tax upon the sale of their shares.
A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to the Foreign Investment in Real Property Tax Act of 1980, as amended (FIRPTA) on the gain recognized on the disposition. Such FIRPTA tax does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50% of the REIT’s stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure you that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, gain realized by foreign investors on a sale of our shares would be subject to FIRPTA tax, unless our shares were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of our outstanding common stock.
For qualified accounts, if an investment in our shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, it is possible that you may be subject to the imposition of significant excise taxes and penalties with respect to the amount invested. In order to avoid triggering additional taxes and/or penalties, if you intend to invest in our shares through pension or profit-sharing trusts or IRAs, you should consider additional factors.
If you are investing the assets of a pension, profit-sharing, 401(k), Keogh or other qualified retirement plan or the assets of an IRA in our common stock, you should satisfy yourself that, among other things:

•	your investment is consistent with your fiduciary obligations under ERISA and the Internal Revenue Code;

•	your investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan’s investment policy;

•	your investment satisfies the prudence and diversification requirements of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;

•	your investment will not impair the liquidity of the plan or IRA;

•	your investment will not produce unrelated business taxable income for the plan or IRA;

•	you will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and

•	your investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.
Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to equitable remedies. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
As of December 31, 2012, we owned 89 properties located in 27 states comprising 2.5 million rentable square feet of single and multi-tenant retail space including square feet of buildings which are on land subject to ground leases. As of December 31, 2012, 81 of the properties were freestanding, single-tenant retail properties and eight of the properties were multi-tenant retail properties. As of December 31, 2012, 99.1% of our rentable square feet was leased, with a weighted average remaining lease term of 16.1 years. As of December 31, 2012, we had outstanding debt of $274.6 million, secured by certain properties in our portfolio and their related tenant leases on which the debt was placed.

Property Statistics
The following table shows the tenant diversification of our real estate portfolio, based on gross annualized rental revenue, as of December 31, 2012:

				Percentage of
	Total		2012 Gross	2012 Gross
	Number	Leased	Annualized	Annualized
Tenant	of Leases	Square Feet (1)	Rental Revenue	Rental Revenue
BJ’s Wholesale Club - warehouse club	1	172,770	$5,850,555	15%
Walgreens - discount store	7	103,125	2,203,807	6%
Dollar General - discount store	19	198,336	2,104,478	6%
Kohl’s - department store	4	300,134	2,036,171	5%
Dick’s Sporting Goods - sports and hobby	3	155,518	1,810,056	5%
Petsmart - pet supplies	4	64,956	1,240,724	3%
Town & Country - convenience store	3	11,433	1,208,678	3%
New York Police Department - government and non-profit	1	33,048	1,166,439	3%
Logan’s Roadhouse - restaurant	4	29,898	1,153,251	3%
CVS - drugstore	6	65,814	1,139,100	3%
Other	85	1,339,571	18,148,161	48%
	137	2,474,603	$38,061,420	100%

(1) Including square feet of buildings, which are on land subject to ground leases.
The following table shows the tenant industry diversification of our real estate portfolio, based on gross annualized rental revenue, as of December 31, 2012:

				Percentage of
	Total		2012 Gross	2012 Gross
	Number	Leased	Annualized	Annualized
Industry	of Leases	Square Feet (1)	Rental Revenue	Rental Revenue
Warehouse club	2	323,666	$6,452,555	17%
Discount store	27	604,862	5,720,816	15%
Restaurant	22	119,741	3,920,865	10%
Drugstore	13	168,939	3,342,907	9%
Convenience store	8	36,840	2,918,645	8%
Sports and hobby	6	233,909	2,575,254	7%
Home and garden	6	194,406	2,089,046	5%
Department store	4	300,134	2,036,171	5%
Grocery	3	187,321	1,867,273	5%
Pet supplies	5	66,356	1,267,524	3%
Other	41	238,429	5,870,364	16%
	137	2,474,603	$38,061,420	100%

(1) Including square feet of buildings, which are on land subject to ground leases.

The following table shows the geographic diversification of our real estate portfolio, based on gross annualized rental revenue, as of December 31, 2012:

	Total			Percentage of
	Number		2012 Gross	2012 Gross
	of	Rentable	Annualized	Annualized
Location	Properties	Square Feet (1)	Rental Revenue	Rental Revenue
New York	1	273,878	$9,194,005	24%
Texas	26	364,304	6,544,408	17%
Florida	6	416,368	3,296,456	9%
North Carolina	6	235,831	2,678,367	7%
Ohio	5	162,308	1,975,374	5%
Georgia	4	157,198	1,965,858	5%
Virginia	3	164,551	1,720,419	5%
Oklahoma	2	110,518	1,528,137	4%
Alabama	9	109,480	1,490,749	4%
Wisconsin	1	70,072	1,135,680	3%
Other	26	432,856	6,531,967	17%
	89	2,497,364	$38,061,420	100%

(1) Including square feet of buildings, which are on land subject to ground leases.
Leases
Although there are variations in the specific terms of the leases of our properties, the following is a summary of the general structure of our leases. Generally, the leases of the properties owned provide for initial terms of 10 to 20 years. The properties generally are leased under net leases pursuant to which the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. Certain of the leases require us to maintain the roof and structure. The leases of the properties provide for annual rental payments (payable in monthly installments) ranging from $23,000 to $5.9 million (average of $292,000). Certain leases provide for limited increases in rent as a result of fixed increases or increases in the consumer price index. Generally, the property leases provide the tenant with one or more multi-year renewal options, subject to generally the same terms and conditions as the initial lease term.

The following table shows lease expirations of our real estate portfolio, as of December 31, 2012, during each of the next ten years and thereafter, assuming no exercise of renewal options:

	Total		2012 Gross	Percentage of
	Number	Leased	Annualized	2012 Gross
	of Leases	Square Feet (1)	Rental Revenue	Annualized
Year of Lease Expiration	Expiring	Expiring	Expiring	Rental Revenue
2013	1	1,200	$36,840	*
2014	6	15,700	343,623	1%
2015	6	11,320	211,191	1%
2016	5	9,793	177,530	*
2017	9	17,905	341,781	1%
2018	3	15,525	184,139	*
2019	2	15,588	425,396	1%
2020	1	44,925	889,515	2%
2021	8	13,159	607,628	2%
2022	9	220,455	2,451,488	6%
Thereafter	87	2,109,033	32,392,289	86%
	137	2,474,603	$38,061,420	100%

(1) Including square feet of buildings, which are on land subject to ground leases.
* Represents less than 1% of the total annual base rent.
Borrowing Facilities and Note Payable Information
As of December 31, 2012, we had $274.6 million of debt outstanding, consisting of (1) $75.0 million in fixed rate debt, (2) $62.7 million under an unsecured bridge facility (the “Bridge Facility”) and (3) $136.9 million outstanding under our secured revolving credit facility (the “Credit Facility”).
The fixed rate debt has an interest rate of 3.69% and a maturity date of January 1, 2023. Our note payable may not be prepaid in whole or in part prior to December 31, 2014. Subsequent to December 31, 2014, but prior to June 30, 2022, the note payable may be prepaid in whole but not in part, upon payment of applicable prepayment consideration. There is no prepayment consideration due if we prepay the note payable subsequent to June 30, 2022. Upon the occurrence of an event of default, interest on the note payable would accrue at an annual default interest rate equal to the lesser of the then-current interest rate plus 5.00%, or the maximum rate permitted by the state law governing the note payable and any outstanding principal and interest would be payable on demand.
The Bridge Facility has a weighted average interest rate of 4.99% as of December 31, 2012 and a maturity date of June 14, 2013. The Credit Facility had a weighted average interest rate of 2.60% as of December 31, 2012 and matures on July 13, 2015. In addition, we entered into the Series C Loan, a $10.0 million subordinate revolving line of credit with Series C, an affiliate of CR IV Advisors, with a fixed interest rate of 4.50% and a maturity date of April 12, 2013. As of December 31, 2012, we had no amounts outstanding on the Series C Loan. With regard to the Credit Facility and Bridge Facility, upon the occurrence of any event of default, each borrowing facility will bear interest payable at an interest rate equal to 2.0% per annum above the interest rate that would otherwise be applicable at that time, until such default is cured.
The total debt outstanding has a weighted average years to maturity of 4.1 years and weighted average interest rate of 3.44%. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the total debt outstanding was $337.6 million as of December 31, 2012, which excludes the assets that are part of the Bridge Facility’s underlying collateral pool of $125.5 million. The debt agreements contain customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage and leverage ratio requirements and dividend payout and REIT status requirements. Based on our analysis and review of our results of operations and financial condition, we believe we were in compliance with such covenants as of December 31, 2012. See Note 6 to our consolidated financial statements that are part of this Annual Report on Form 10-K for more information regarding the debt outstanding.

ITEM 3.	LEGAL PROCEEDINGS
In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business to which we are a party or to which our properties are the subject.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
As of March 26, 2013, we had approximately 44.6 million shares of common stock outstanding, held by a total of 11,021 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., who serves as our registrar and transfer agent.
There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Unless and until our shares are listed on a national securities exchange, we do not expect that a public market for the shares will develop. Pursuant to the Offering, we are selling shares of our common stock to the public at a price of $10.00 per share in our primary offering and at a price of $9.50 per share pursuant to our DRIP. Additionally, we provide discounts in the Offering for certain categories of purchasers, including volume discounts. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.
Unless and until our shares are listed on a national securities exchange, we do not expect that a public market for the shares will develop. To assist fiduciaries of tax-qualified pension, stock bonus or profit-sharing plans, employee benefit plans and annuities described in Section 403(a) or (b) of the Internal Revenue Code or an individual retirement account or annuity described in Section 408 of the Internal Revenue Code subject to the annual reporting requirements of ERISA and IRA trustees or custodians in preparation of reports relating to an investment in the shares, we intend to provide reports of the per share estimated value of our common stock to those fiduciaries who request such reports. In addition, in order for FINRA members and their associated persons to participate in the Offering and sale of our shares of common stock, we are required pursuant to FINRA Rule 5110(f)(2)(m) to disclose in each annual report distributed to investors a per share estimated value of the shares, the method by which is was developed and the date of the data used to develop the estimated value. For these purposes, the deemed value of our common stock is $10.00 per share as of December 31, 2012. However, as set forth above, there is no public trading market for the shares at this time and stockholders may not receive $10.00 per share if a market did exist. Until the later of 18 months after the termination of the Offering or the termination of any subsequent offering of our shares, we intend to use the most recent offering as the per share estimated value. Beginning 18 months after the last offering of shares, the value of the properties and other assets will be based on valuations of either our assets or us as a whole, whichever valuation method our board of directors determines to be appropriate, which may include independent valuations of our properties or of our enterprise as a whole. Prior to the independent valuation, we intend to use the offering price of shares in the Offering as the per share estimated value.
Share Redemption Program
Our board of directors has adopted a share redemption program that enables our stockholders to sell their shares to us in limited circumstances. Our share redemption program permits stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations described below.
Our common stock is currently not listed on a national securities exchange, and we will not seek to list our stock unless and until such time as our independent directors believe that the listing of our stock would be in the best interest of our stockholders. In order to provide stockholders with the benefit of interim liquidity, stockholders who have held their shares for at least one year may present a portion consisting of at least the lesser of (1) 25% of the holder’s shares; or (2) a number of shares with an aggregate redemption price of at least $2,500 to us for redemption at any time in accordance with the procedures outlined below. At that time, we may, subject to the conditions and limitations described below, redeem the shares presented for redemption for cash to the extent that we have sufficient funds available to us to fund such redemption. We will not pay to our board of directors, or our advisor or its affiliates any fees to complete any transactions under our share redemption program.

During the term of the Offering, and until such time as our board of directors determines a reasonable estimate of the value of our shares, the redemption price per share (other than for shares purchased pursuant to our DRIP) will depend on the price paid for the shares and the length of time the stockholder has held such shares as follows: after one year from the purchase date, 95% of the amount paid for each share; after two years from the purchase date, 97.5% of the amount paid for each share; and after three years from the purchase date, 100% of the amount paid for each share. During this time period, the redemption price for shares purchased pursuant to our DRIP will be the amount paid for such shares. (In each case, the redemption price will be adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). Accordingly, the redemption price will reflect a stockholder’s reduced purchase price if such stockholder received discounted or waived selling commissions and/or a waived dealer manager fee. At any time we are engaged in an offering of our shares, the per share price for shares purchased under our redemption program will always be equal to or lower than the applicable per share offering price.
In determining the redemption price, we consider shares to have been redeemed from a stockholder’s account on a first in first out basis. After such time as our board of directors has determined a reasonable estimated value of our shares, the per share redemption price (other than for shares purchased pursuant to our DRIP) will depend on the length of time the stockholder has held such shares as follows: after one year from the purchase date, 95% of the Estimated Share Value (defined below); after two years from the purchase date, 97.5% of the Estimated Share Value; and after three years from the purchase date, 100% of the Estimated Share Value. During this time period, the redemption price for shares purchased pursuant to our DRIP will be 100% of the Estimated Share Value. (In each case, the redemption price will be adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). For purposes of establishing the redemption price per share, “Estimated Share Value” shall mean the most recently disclosed reasonable estimated value of our shares of common stock as determined by our board of directors, including a majority of our independent directors.
Our board of directors will announce any redemption price adjustment and the time period of its effectiveness as a part of its regular communications with our stockholders. If we have sold property and have made one or more special distributions to our stockholders of all or a portion of the net proceeds from such sales subsequent to the establishment of the Estimated Share Value, the per share redemption price will be reduced by the net sale proceeds per share distributed to investors prior to the redemption date. Our board of directors will, in its sole discretion, determine which distributions, if any, constitute a special distribution. While our board of directors does not have specific criteria for determining a special distribution, we expect that a special distribution will only occur upon the sale of a property and the subsequent distribution of the net sale proceeds. In no event will the Estimated Share Value established for purposes of our share redemption program exceed the then-current estimated share value established for purposes of our DRIP.
Upon receipt of a request for redemption, we may conduct a Uniform Commercial Code search to ensure that no liens are held against the shares. We will not redeem any shares subject to a lien. Any costs in conducting the Uniform Commercial Code search will be borne by us.
We may waive the one-year holding period requirement upon request due to a stockholder’s death or bankruptcy or other exigent circumstances as determined by our advisor. In the event of the death of a stockholder, we must receive notice from the stockholder’s estate within 270 days after the stockholder’s death. In addition, in the event that a stockholder redeems all of their shares, any shares that were purchased pursuant to our DRIP will be excluded from the one-year holding requirement. Also, for purposes of the one-year-holding period, limited partners of our operating partnership who exchanged their limited partnership units for shares of our common stock will be deemed to have owned their shares as of the date our operating partnership’s units were issued. Shares redeemed in connection with a stockholder’s death, during the term of the Offering and until such time as our board of directors determines a reasonable estimated value of our shares, will be redeemed at a purchase price equal to 100% of the amount actually paid for the shares. Shares redeemed in connection with a stockholder’s death, after such time as our board of directors has determined a reasonable estimated value of our shares, will be redeemed at a purchase price per share equal to 100% of the Estimated Share Value. Shares redeemed in connection with a stockholder’s bankruptcy or other exigent circumstance within one year from the purchase date will be redeemed at a price per share equal to the price per share we would pay had the stockholder held the shares for one year from the purchase date.
In the event that a stockholder requests a redemption of all of their shares, and such stockholder is participating in our DRIP, the stockholder will be deemed to have notified us, at the time they submit their redemption request, that such stockholder is terminating its participation in our DRIP, and have elected to receive future distributions in cash.  This election will continue in effect even if less than all of such stockholder’s shares are redeemed unless they notify us that they wish to resume their participation in our DRIP.

We will limit the number of shares redeemed pursuant to our share redemption program as follows: (1) we will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid; and (2) funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under our DRIP. In an effort to accommodate redemption requests throughout the calendar year, we intend to limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12 month period ending on the last day of the fiscal quarter, and funding for redemptions for each quarter generally will be limited to the net proceeds we receive from the sale of shares in the respective quarter under our DRIP; however, our management may waive these quarterly limitations in its sole discretion, subject to the 5% cap on the number of shares we may redeem during the respective trailing 12 month period. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any quarter, in which case quarterly redemptions will be made pro rata, except as described below. Our management also reserves the right, in its sole discretion at any time, and from time to time, to reject any request for redemption for any reason.
We will redeem our shares no later than the end of the month following the end of each fiscal quarter. Requests for redemption must be received on or prior to the end of the fiscal quarter in order for us to repurchase the shares in the month following the end of that fiscal quarter. A stockholder may withdraw their request to have shares redeemed, but all such requests generally must be submitted prior to the last business day of the applicable fiscal quarter. Any redemption capacity that is not used as a result of the withdrawal or rejection of redemption requests may be used to satisfy the redemption requests of other stockholders received for that fiscal quarter, and such redemption payments may be made at a later time than when that quarter’s redemption payments are made.
We will determine whether we have sufficient funds and/or shares available as soon as practicable after the end of each fiscal quarter, but in any event prior to the applicable payment date. If we cannot purchase all shares presented for redemption in any fiscal quarter, based upon insufficient cash available and/or the limit on the number of shares we may redeem during any quarter or year, we will give priority to the redemption of deceased stockholders’ shares. (While deceased stockholders’ shares will be included in calculating the maximum number of shares that may be redeemed in any annual or quarterly period, they will not be subject to the annual or quarterly percentage caps; therefore, if the volume of requests to redeem deceased stockholders’ shares in a particular quarter were large enough to cause the annual or quarterly percentage caps to be exceeded, even if no other redemption requests were processed, the redemptions of deceased stockholders’ shares would be completed in full, assuming sufficient proceeds from the sale of shares under our DRIP were available.  If sufficient proceeds from the sale of shares under our DRIP were not available to pay all such redemptions in full, the requests to redeem deceased stockholders’ shares would be honored on a pro rata basis.)  We next will give priority to requests for full redemption of accounts with a balance of 250 shares or less at the time we receive the request, in order to reduce the expense of maintaining small accounts.  Thereafter, we will honor the remaining redemption requests on a pro rata basis.  Following such quarterly redemption period, if a stockholder would like to resubmit the unsatisfied portion of the prior request for redemption, such stockholder must submit a new request for redemption of such shares prior to the last day of the new quarter. Unfulfilled requests for redemption will not be carried over automatically to subsequent redemption periods.
Our board of directors may choose to amend, suspend or terminate our share redemption program at any time upon 30 days’ notice to our stockholders. Additionally, we will be required to discontinue sales of shares under our DRIP on the earlier of January 26, 2014, which is two years from the effective date of the Offering, unless the Offering is extended, or the date we sell all of the shares registered for sale under our DRIP, unless we file a new registration statement with the SEC and applicable states. Because the redemption of shares will be funded with the net proceeds we receive from the sale of shares under our DRIP, the discontinuance or termination of our DRIP will adversely affect our ability to redeem shares under the share redemption program. We will notify our stockholders of such developments (1) in our next annual or quarterly report or (2) by means of a separate mailing, accompanied by disclosure in a current or periodic report under the Exchange Act. During the Offering, we would also include this information in a prospectus supplement or post-effective amendment to the registration statement, as then required under federal securities laws.
Our share redemption program is only intended to provide interim liquidity for stockholders until a liquidity event occurs, such as the listing of the shares on a national securities exchange, or our merger with a listed company. The share redemption program will be terminated if the shares become listed on a national securities exchange. We cannot guarantee that a liquidity event will occur.
The shares we redeem under our share redemption program are canceled and returned to the status of authorized but unissued shares. We do not intend to resell such shares to the public unless they are first registered with the SEC under the Securities Act and under appropriate state securities laws or otherwise sold in compliance with such laws.

During the year ended December 31, 2012, we received a valid redemption request upon the death of a stockholder for approximately 10,000 shares, which we redeemed in full subsequent to December 31, 2012 for $100,000 ($10.00 per share). A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program set forth in our prospectus. See the section titled “Share Redemptions” in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation” appearing elsewhere in this Annual Report on Form 10-K, and Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K for additional share redemption information.
Distributions
We believe we qualify and intend to elect to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2012. As a REIT, we have made, and intend to continue to make, distributions each taxable year equal to at least 90% of our taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). One of our primary goals is to pay regular (monthly) distributions to our stockholders.
For federal income tax purposes, distributions to common stockholders are characterized as ordinary dividends, capital gain distributions, or nontaxable distributions. To the extent that we make a distribution in excess of our current or accumulated earnings and profits, the distribution will be a nontaxable return of capital, reducing the tax basis in each U.S. stockholder’s shares.  In addition, the amount of distributions in excess of U.S. stockholders’ tax basis in their shares will be taxable as a capital gain realized from the sale of those shares.
The following table shows the character of the distributions we paid on a per share basis during the year ended December 31, 2012:

	Total	Distributions Paid	Nontaxable	Ordinary
	Distributions Paid	per Common Share	Distributions	Dividends
2012	$3,924,527	$0.46	$0.13	$0.33
We did not pay any distributions during the year ended December 31, 2011 as we had not yet commenced principal operations.
Use of Public Offering Proceeds
On August 11, 2010, we sold 20,000 shares of common stock, at $10.00 per share, to Cole Holdings Corporation, the indirect owner of CR IV Advisors and our dealer manager. On January 26, 2012, our Registration Statement on Form S-11 (Registration No. 333-169533) for the offering of up to 250.0 million shares of common stock at a price of $10.00 per share, subject to reduction in certain circumstances, was declared effective under the Securities Act of 1933, as amended. The Registration Statement also covered the offering of up to 50.0 million shares of common stock pursuant to a distribution reinvestment plan, under which stockholders may elect to have distributions reinvested in additional shares at a price of $9.50 per share.
On April 13, 2012, we issued approximately 308,000 shares of our common stock in the Offering and commenced principal operations. As of December 31, 2012, we had issued approximately 29.9 million shares in the Offering for gross proceeds of $298.4 million, out of which we paid $26.1 million in selling commissions and dealer manager fees and $6.0 million in organization and offering costs to CR IV Advisors or its affiliates. With the net offering proceeds and indebtedness, we acquired $514.7 million in real estate and related assets and incurred acquisition costs of $14.4 million, including costs of $10.3 million in acquisition fees and expense reimbursements to CR IV Advisors. As of March 26, 2013, we have sold approximately 44.6 million shares in the Offering for gross offering proceeds of $444.4 million.

ITEM 6.	SELECTED FINANCIAL DATA
The following data should be read in conjunction with our consolidated financial statements and the notes thereto and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected financial data presented below was derived from our consolidated financial statements.

	Year Ended December 31,		July 27 (Date of Inception)
	2012	2011	to December 31, 2010
Balance Sheet Data:
Total investment in real estate assets, net	$520,083,451	$—	$—
Cash and cash equivalents	$13,895,153	$200,000	$200,000
Total assets	$542,200,907	$—	$—
Borrowing facilities and note payable	$274,593,794	$—	$—
Acquired below market lease intangibles, net	$7,809,544	$—	$—
Total liabilities	$294,721,269	$—	$—
Stockholders’ equity	$245,515,786	$200,000	$200,000
Operating Data:
Total revenue	$7,836,972	$—	$—
General and administrative expenses	$1,502,460	$—	$—
Property operating expenses	$552,995	$—	$—
Advisory fees and expenses	$812,322	$—	$—
Acquisition related expenses	$14,370,555	$—	$—
Depreciation and amortization	$2,614,371	$—	$—
Operating loss	$(12,015,731)	$—	$—
Interest expense	$(1,728,951)	$—	$—
Net loss	$(13,743,823)	$—	$—
Cash Flow Data:
Net cash used in operating activities	$(8,716,176)	$—	$—
Net cash used in investing activities	$(511,223,309)	$—	$—
Net cash provided by financing activities	$533,634,638	$—	$—
Per Share Data:
Net loss - basic and diluted	$(1.60)	$—	$—
Distributions declared per common share	$0.63	$—	$—
Weighted average shares outstanding - basic and diluted	8,578,494	20,000	20,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the “Selected Financial Data” of this Annual Report on Form 10-K and our accompanying consolidated financial statements and notes thereto. See also the “Cautionary Note Regarding Forward-Looking Statements” section preceding Part I.
Overview
We were formed on July 27, 2010, and we intend to elect to be taxed as a REIT for federal income tax purposes beginning with the taxable year ended December 31, 2012. We commenced our principal operations on April 13, 2012, when we satisfied the conditions of our escrow agreement and issued approximately 308,000 shares of our common stock. We have no paid employees and are externally advised and managed by CR IV Advisors. We intend to use substantially all of the net proceeds from our Offering to acquire and operate a diverse portfolio of retail and other income-producing commercial properties, which are leased to creditworthy tenants under long-term leases. We expect that most of the properties will be strategically located throughout the United States and U.S. protectorates and subject to long-term triple net or double net leases, whereby the tenant will be obligated to pay for all or most of the expenses of maintaining the property (including real estate taxes, special assessments and sales and use taxes, utilities, insurance, building repairs and common area maintenance related to the property). We generally intend to hold each property we acquire for an extended period of more than seven years.
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our property indebtedness and acquisition and operating expenses. Rental and other property income accounted for 93.2% of our total revenue for the year ended December 31, 2012. As 99.1% of our rentable square feet was under lease as of December 31, 2012, with a weighted average remaining lease term of 16.1 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. CR IV Advisors regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If CR IV Advisors identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease. In addition, as of December 31, 2012, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate and related assets net of gross intangible lease liabilities, was 53.3%.
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
Recent Market Conditions and Portfolio Strategies
Beginning in late 2007, domestic and international financial markets experienced significant disruptions that were brought about in large part by challenges in the world-wide banking system. These disruptions severely impacted the availability of credit and contributed to rising costs associated with obtaining credit. Since 2010, the volume of mortgage lending for commercial real estate has been increasing and lending terms have improved and they continue to improve; however, such lending activity continues to be significantly less than previous levels. Although lending market conditions have improved, certain factors continue to negatively affect the lending environment, including the sovereign credit issues of certain countries in the European Union. We may experience more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance any debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We expect to manage the current mortgage lending environment by considering alternative lending sources, including the securitization of debt, utilizing fixed rate loans, borrowings on our Credit Facility and Bridge Facility, short-term variable rate loans, assuming existing mortgage loans in connection with property acquisitions, or entering into interest rate lock or swap agreements, or any combination of the foregoing.

The economic downturn led to high unemployment rates and a decline in consumer spending. These economic trends have adversely impacted the retail and real estate markets by causing higher tenant vacancies, declining rental rates and declining property values. In 2011 and 2012, the economy improved and continues to show signs of recovery. Additionally, the real estate markets have experienced an improvement in property values, occupancy and rental rates; however, in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. As of December 31, 2012, 99.1% of our rentable square feet was under lease. However, if the recent improvements in economic conditions do not continue, we may experience vacancies or be required to reduce rental rates on occupied space. If we do experience vacancies, CR IV Advisors will actively seek to lease our vacant space, however, such space may be leased at lower rental rates and for shorter lease terms than our current leases provide.
Application of Critical Accounting Policies
Our accounting policies have been established to conform with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.
The critical accounting policies outlined below have been discussed with members of the audit committee of the board of directors.
Investment in and Valuation of Real Estate Assets
Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition, excluding acquisition related expenses, construction and any tenant improvements, major improvements and betterments that extend the useful life of the real estate assets and leasing costs. All repairs and maintenance are expensed as incurred.
We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of each respective asset to determine the appropriate useful life of the assets. Real estate assets, other than land, are depreciated or amortized on a straight-line basis. The estimated useful lives of our real estate assets by class are generally as follows:

Buildings	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lease term
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate assets may not be recoverable. Impairment indicators that we consider include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, we assess the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, we will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the year ended December 31, 2012.

When developing estimates of expected future cash flows, we make certain assumptions regarding future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, terminal capitalization and discount rates, the expected number of months it takes to re-lease the property, required tenant improvements and the number of years the property will be held for investment. The use of alternative assumptions in estimating expected future cash flows could result in a different determination of the property’s expected future cash flows and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the fair value of the real estate assets.
When a real estate asset is identified by us as held for sale, we will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of December 31, 2012.
Allocation of Purchase Price of Real Estate Assets
Upon the acquisition of real properties, we allocate the purchase price to acquired tangible assets, consisting of land, buildings and improvements, and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases, based in each case on their respective fair values. Acquisition related expenses are expensed as incurred. We utilize independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and building). We obtain an independent appraisal for each real property acquisition. The information in the appraisal, along with any additional information available to our management, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by our management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.
The fair values of above market and below market lease intangibles are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease including any bargain renewal periods, with respect to a below market lease. The above market and below market lease intangibles are capitalized as intangible lease assets or liabilities, respectively. Above market leases are amortized as a reduction to rental income over the remaining terms of the respective leases. Below market leases are amortized as an increase to rental income over the remaining terms of the respective leases, including any bargain renewal periods. In considering whether or not we expect a tenant to execute a bargain renewal option, we evaluate economic factors and certain qualitative factors at the time of acquisition, such as the financial strength of the tenant, remaining lease term, the tenant mix of the leased property, our relationship with the tenant and the availability of competing tenant space. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market or below market lease intangibles relating to that lease would be recorded as an adjustment to rental income.
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
We will estimate the fair value of assumed mortgage notes payable based upon indications of current market pricing for similar types of debt financing with similar maturities. Assumed mortgage notes payable will initially be recorded at their estimated fair value as of the assumption date, and the difference between such estimated fair value and the mortgage note’s outstanding principal balance will be amortized to interest expense over the term of the respective mortgage note payable.
The determination of the fair values of the real estate assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, capitalization and discount rates, interest rates and other variables. The use of alternative estimates may result in a different allocation of our purchase price, which could impact our results of operations.

Revenue Recognition
Certain properties have leases where minimum rental payments increase during the term of the lease. We record rental income for the full term of each lease on a straight-line basis. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purpose of determining this calculation. We defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Expected reimbursements from tenants for recoverable real estate taxes and operating expenses are included in tenant reimbursement income in the period when such costs are incurred.
Income Taxes
We intend to qualify and elect to be taxed as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with our taxable year ended December 31, 2012. If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we, among other things, distribute our taxable income to our stockholders and we distribute at least 90% of our annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.
Results of Operations
On April 13, 2012 we commenced principal operations and as of December 31, 2012, we owned 89 properties, of which 99.1% of the rentable square feet was leased. As we did not commence principal operations until April 13, 2012, comparative financial data is not presented for the year ended December 31, 2011.
Year Ended December 31, 2012
Revenue for the year ended December 31, 2012 totaled $7.8 million. Our revenue consisted primarily of rental and other property income of $7.3 million related to the acquisition of 89 rental income-producing properties during the year ended December 31, 2012 (the “2012 Acquisitions”), which accounted for 93.2% of total revenue. We also paid certain operating expenses subject to reimbursement by our tenants, which resulted in $534,000 in tenant reimbursement income during the year ended December 31, 2012.
General and administrative expenses for the year ended December 31, 2012 totaled $1.5 million, primarily consisting of unused Credit Facility fees, insurance, board of directors fees, advisor operating expense reimbursements, state income and franchise taxes, accounting fees, organization fees and legal fees. For the year ended December 31, 2012, property operating expenses were $553,000, primarily related to property taxes, repairs and maintenance and property related insurance. Depreciation and amortization expenses were $2.6 million and acquisition expenses totaled $14.4 million during the year ended December 31, 2012 related to the 2012 Acquisitions.
Pursuant to the advisory agreement with CR IV Advisors and based upon the amount of our current invested assets, we are required to pay to CR IV Advisors a monthly advisory fee equal to one-twelfth of 0.75% of the average invested assets. Additionally, we may be required to reimburse certain expenses incurred by CR IV Advisors in providing such advisory services, subject to limitations as set forth in the advisory agreement. Advisory fees and expenses for the year ended December 31, 2012 totaled $812,000.
Our 2012 Acquisitions were financed with net proceeds from the Offering, proceeds from our Credit Facility and Bridge Facility, the Series C Loan and through the issuance of a mortgage note. During the year ended December 31, 2012, we incurred interest expense of $1.7 million, which included $524,000 in amortization of deferred financing costs. Our debt financing costs in future periods will vary based on our level of future borrowings, which will depend on the level of investor proceeds raised, the cost and availability of borrowings, and the opportunity to acquire real estate assets in accordance with our investment strategy.
Portfolio Information
Real Estate Portfolio
As of December 31, 2012, we owned 89 properties located in 27 states, the gross rentable space of which was 99.1% leased with a weighted average lease term remaining of 16.1 years.

As of December 31, 2012, our five highest tenant concentrations based on annualized gross rental revenue, were as follows:

				Percentage of
	Total		2012 Gross	2012 Gross
	Number	Leased	Annualized	Annualized
Tenant	of Leases	Square Feet	Rental Revenue	Rental Revenue
BJ’s Wholesale Club - warehouse club	1	172,770	$5,850,555	15%
Walgreens - discount store	7	103,125	2,203,807	6%
Dollar General - discount store	19	198,336	2,104,478	6%
Kohl’s - department store	4	300,134	2,036,171	5%
Dick’s Sporting Goods - Sports and hobby	3	155,518	1,810,056	5%
	34	929,883	$14,005,067	37%

As of December 31, 2012, our five highest tenant industry concentrations based on annualized gross rental revenue, were as follows:

				Percentage of
	Total		2012 Gross	2012 Gross
	Number	Leased	Annualized	Annualized
Industry	of Leases	Square Feet (1)	Rental Revenue	Rental Revenue
Warehouse club	2	323,666	$6,452,555	17%
Discount store	27	604,862	5,720,816	15%
Restaurant	22	119,741	3,902,185	10%
Drugstore	13	168,939	3,342,907	9%
Convenience store	8	36,840	2,918,645	8%
	72	1,254,048	$22,337,108	59%

(1) Including square feet of buildings, which are on land subject to ground leases.
As of December 31, 2012, our five highest geographic concentrations based on annualized gross rental revenue, were as follows:

				Percentage of
	Total		2012 Gross	2012 Gross
	Number of	Rentable	Annualized	Annualized
Location	Properties	Square Feet (1)	Rental Revenue	Rental Revenue
New York	1	273,878	$9,194,005	24%
Texas	26	364,304	6,544,408	17%
Florida	6	416,368	3,296,456	9%
North Carolina	6	235,831	2,678,367	7%
Ohio	5	162,308	1,975,374	5%
	44	1,452,689	$23,688,610	62%

(1) Including square feet of buildings, which are on land subject to ground leases.
For more information on diversification and statistics of our wholly-owned real estate assets, see “Item 2 - Properties” above.

Distributions
Our board of directors authorized a daily distribution, based on 366 days in the calendar year, of $0.001707848 per share (which equates to 6.25% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of each day of the period which commenced on April 14, 2012, the first day following the release from escrow of the subscription proceeds received in the Offering, and ended on December 31, 2012. In addition, our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001712523 per share (which equates to 6.25% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the period commencing on January 1, 2013 and ending on June 30, 2013.
During the year ended December 31, 2012, we paid distributions of $3.9 million, including $2.0 million through the issuance of shares pursuant to our DRIP. Net cash used in operating activities for the year ended December 31, 2012 was $8.7 million and reflects a reduction for real estate acquisition fees and related costs incurred and expensed of $14.4 million, in accordance with GAAP. As set forth in the “Estimated Use of Proceeds” section of the prospectus for the Offering, we treat our real estate acquisition related expenses as funded by proceeds from the Offering. Therefore, for consistency, proceeds from the issuance of common stock for the year ended December 31, 2012 are considered a source of our distributions to the extent that acquisition expenses have reduced net cash flows from operating activities. As such, all of our 2012 distributions were funded from proceeds from our Offering. For the year ended December 31, 2011, no distributions were paid as we had not commenced principal operations.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations described below. The share redemption program provides that we will redeem shares of our common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under our DRIP. In addition, we will redeem shares on a quarterly basis, at the rate of approximately 1.25% of the weighted average number of shares outstanding during the trailing 12 month period ending on the last day of the fiscal quarter for which the redemptions are being paid. As of December 31, 2012, none of our stockholders were eligible to request redemptions of their shares as no stockholder had held their shares for at least one year. See Note 12 to the consolidated financial statements included in this Annual Report on Form 10-K for additional terms of the share redemption program. During the year ended December 31, 2012, we received a valid redemption request upon the death of a stockholder for approximately 10,000 shares, which we redeemed in full subsequent to December 31, 2012 for $100,000 ($10.00 per share).
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

We expect our operating cash flows to increase as we continue to acquire properties. Assuming a maximum offering and assuming all shares available under our DRIP are sold, we expect that approximately 88.1% of the gross proceeds from the sale of our common stock (86.7% if no shares are issued pursuant to our DRIP) will be invested in real estate and real estate-related assets, while the remaining approximately 11.9% (13.3% if no shares are issued pursuant to our DRIP) will be used for working capital and to pay costs of the Offering, including sales commissions, dealer manager fees, organization and offering expenses and fees and expenses of CR IV Advisors in connection with acquiring properties. CR IV Advisors pays the organizational and other offering costs associated with the sale of our common stock, which we reimburse in an amount up to 2.0% of the gross proceeds of our Offering. As of December 31, 2012, CR IV Advisors had paid organization and offering costs in excess of the 2.0% in connection with the Offering. These costs were not included in our financial statements because such costs were not a liability to us as they exceeded 2.0% of gross proceeds from the Offering. As we continue to raise additional proceeds from the Offering, these costs may become payable. This amount may become payable to CR IV Advisors as we continue to raise additional proceeds in the Offering.
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related investments and the payment of acquisition related expenses, operating expenses, distributions and redemptions to stockholders and interest and principal on any current and future indebtedness. Generally, we expect to meet our long-term liquidity requirements through proceeds from the sale of our common stock, borrowings on the Credit Facility, proceeds from secured or unsecured borrowings from banks and other lenders and net cash flows provided by operations.
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
As of December 31, 2012, we had issued approximately 29.9 million shares of our common stock in the Offering resulting in gross proceeds of $298.4 million. As of December 31, 2012, we had received a valid redemption request upon the death of a stockholder for approximately 10,000 shares, which we redeemed in full subsequent to December 31, 2012 for $100,000 ($10.00 per share).
As of December 31, 2012, we had $274.6 million of debt outstanding and the ratio of our debt to gross real estate and related assets, net of gross intangible lease liabilities, was 53.3%. In addition, as of December 31, 2012, we had bond obligations of $584,000 included in the accompanying consolidated balance sheets in deferred rental income and other liabilities. See Note 6 to our consolidated financial statements in this Annual Report on Form 10-K for certain terms of our debt outstanding.
Our contractual obligations as of December 31, 2012 were as follows:

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments — borrowing facilities	$199,593,794	$62,726,066	$136,867,728	$—	$—
Interest payments — borrowing facilities (2)	10,351,229	4,477,607	5,873,622	—	—
Principal payments — fixed rate debt (3)	75,516,320	—	—	5,316	75,511,004
Interest payments — fixed rate debt	28,696,994	2,834,867	5,700,486	5,708,903	14,452,738
Total	$314,158,337	$70,038,540	$148,441,836	$5,714,219	$89,963,742

(1)	The table above does not include amounts due to CR IV Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)	Payment obligations under the Credit Facility and Bridge Facility are based on interest rates in effect as of December 31, 2012 of 2.60% and 4.99%, respectively.

(3)
The fixed rate debt includes bond obligations with principal payment amounts that reflect actual payments based on the face amount of the bond obligations assumed in connection with a property acquisition. As of December 31, 2012, the fair value adjustments, net of amortization, of bond obligations were $68,000.

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
Cash Flow Analysis
Operating Activities. Net cash used in operating activities was $8.7 million for the year ended December 31, 2012, primarily due to a net loss of $13.7 million, which resulted primarily from $14.4 million of acquisition costs for the 2012 Acquisitions, offset by depreciation and amortization expenses totaling $3.1 million and an increase in accounts payable and accrued expenses of $2.2 million. See “Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities was $511.2 million for the year ended December 31, 2012, primarily resulting from the purchase of the 2012 Acquisitions.
Financing Activities. Net cash provided by financing activities was $533.6 million for the year ended December 31, 2012, primarily due to net proceeds from the issuance of common stock of $266.1 million and net proceeds from the borrowing facilities and note payable of $274.6 million.
Election as a REIT
We believe we qualify and intend to elect to be taxed as a REIT for federal income tax purposes under the Internal Revenue Code of 1986, as amended beginning with the year ended December 31, 2012. To qualify and maintain our status as a REIT, we must meet certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. As a REIT, we generally would not be subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains).
If we fail to qualify as a REIT for any reason in a taxable year and applicable relief provisions do not apply, we will be subject to tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. We will not be able to deduct distributions paid to our stockholders in any year in which we fail to qualify as a REIT. We also will be disqualified for the four taxable years following the year during which qualification is lost, unless we are entitled to relief under specific statutory provisions. Such an event could materially adversely affect our net income (loss) and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our accompanying consolidated financial statements. We will be subject to certain state and local taxes related to the operations of properties in certain locations. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our accompanying consolidated financial statements.
Inflation
We are exposed to inflation risk as income from long-term leases is the primary source of our cash flows from operations. We expect there will be provisions in many of our tenant leases that are intended to protect us from, and mitigate the risk of, the impact of inflation. These provisions may include rent steps and clauses enabling us to receive payment of additional rent calculated as a percentage of the tenants’ gross sales above pre-determined thresholds. In addition, we expect most of our leases will require the tenant to pay all or a majority of the property’s operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance and building repairs. However, because of the long-term nature of leases for real property, such leases may not re-set frequently enough to adequately offset the effects of inflation.

Commitments and Contingencies
We may be subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 9 to our consolidated financial statements in this Annual Report on Form 10-K for further explanations.
Related-Party Transactions and Agreements
We have entered into agreements with CR IV Advisors and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, CR IV Advisors or its affiliates such as acquisition fees, disposition fees, organization and offering costs, sales commissions, dealer manager fees, advisory fees and reimbursement of certain operating costs. See Note 10 to our consolidated financial statements in this Annual Report on Form 10-K for a discussion of the various related-party transactions, agreements and fees.
Conflicts of Interest
Affiliates of CR IV Advisors act as sponsor, general partner or advisor to various private real estate limited partnerships and other real estate-related programs, including CCPT I, CCPT II, CCPT III, CCIT and Cole Income NAV Strategy. As such, there are conflicts of interest where CR IV Advisors or its affiliates, while serving in the capacity as sponsor, general partner, key personnel or advisor for other real estate programs sponsored by Cole Real Estate Investments, may be in conflict with us in connection with providing services to other real estate related programs related to property acquisitions, property dispositions, and property management among others. The compensation arrangements between affiliates of CR IV Advisors and these other real estate programs sponsored by Cole Real Estate Investments could influence the advice to us. See “Item 1. Business - Conflicts of Interest” in this Annual Report on Form 10-K.
Subsequent Events
Certain events occurred subsequent to December 31, 2012 through the filing date of this Annual Report on Form 10-K. Refer to Note 16 to our consolidated financial statements included in this Annual Report on Form 10-K for further explanation. Such events are:

•	Status of the Offering;

•	Borrowing Facilities;

•	Investment in Real Estate Assets; and

•	CCPT III/Holdings Merger Agreement.
Impact of Recent Accounting Pronouncements
Refer to Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for further explanation. There have been no accounting pronouncements issued, but not yet applied by us, that will significantly impact our financial statements.
Off Balance Sheet Arrangements
As of December 31, 2012, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with the acquisition of our properties, we have obtained variable rate debt financing, and are therefore exposed to changes in LIBOR. As of December 31, 2012, we had $199.6 million of variable rate debt outstanding on our borrowing facilities, and a change of 50 basis points in interest rates would result in a change in interest expense of $998,000 per annum. In the future, we may obtain additional variable rate debt financing to fund certain property acquisitions, and may be further exposed to interest rate changes. Our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. In addition, we expect that we may enter into derivative financial instruments such as interest rate swaps, interest rate caps, and rate lock arrangements in order to mitigate our interest rate risk. To the extent we enter into such arrangements, we are exposed to credit and market risks including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2012.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2012, were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of internal control effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2012.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2013 annual meeting of stockholders.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2013 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2013 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2013 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2013 annual meeting of stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) List of Documents Filed.
1.    The list of the consolidated financial statements contained herein is set forth on page F-1 hereof.

2.	Financial Statement Schedules -
Schedule III - Real Estate Assets and Accumulated Depreciation is set forth beginning on page S-1 hereof.
All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

3.	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.
(b) See (a) 3 above.
(c) See (a) 2 above.

INDEX TO CONSOLIDATED FINANCIAL STATEMENT

Financial Statements	Page

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2012 and 2011	F-3
Consolidated Statement of Operations for the Year Ended December 31, 2012	F-4
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2012 and 2011 and for the Period from July 27, 2010 (Date of Inception) to December 31, 2010	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011 and for the Period from July 27, 2010 (Date of Inception) to December 31, 2010	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Cole Credit Property Trust IV, Inc.
Phoenix, Arizona
We have audited the accompanying consolidated balance sheets of Cole Credit Property Trust IV, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, the related consolidated statement of operations for the year ended December 31, 2012, and the consolidated statements of stockholders' equity and of cash flows for the years ended December 31, 2012 and 2011 and for the period from July 27, 2010 (date of inception) to December 31, 2010.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cole Credit Property Trust IV, Inc. and subsidiaries as of December 31, 2012 and 2011, the results of their operations for the year ended December 31, 2012, and their cash flows for the years ended December 31, 2012 and 2011 and for the period from July 27, 2010 (date of inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 28, 2013

COLE CREDIT PROPERTY TRUST IV, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS
Investment in real estate assets:
Land	$146,872,903	$—
Buildings and improvements, less accumulated depreciation of $1,743,254 and $0, respectively	315,922,372	—
Acquired intangible lease assets, less accumulated amortization of $906,847 and $0, respectively	57,288,176	—
Total investment in real estate assets, net	520,083,451	—
Cash and cash equivalents	13,895,153	200,000
Restricted cash	523,000	—
Rents and tenant receivables	1,465,102	—
Prepaid expenses and other assets	1,142,476	—
Deferred financing costs, less accumulated amortization of $524,331 and $0, respectively	5,091,725	—
Total assets	$542,200,907	$200,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Borrowing facilities and note payable	$274,593,794	$—
Accounts payable and accrued expenses	5,042,252	—
Escrowed investor proceeds	523,000	—
Due to affiliates	2,156,009	—
Acquired below market lease intangibles, less accumulated amortization of $109,765 and $0, respectively	7,809,544	—
Distributions payable	1,456,252	—
Deferred rental income and other liabilities	3,140,418	—
Total liabilities	294,721,269	—
Commitments and contingencies
Redeemable common stock	1,963,852	—
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 490,000,000 shares authorized, 29,943,549 and 20,000 shares issued and outstanding, respectively	299,436	200
Capital in excess of par value	264,340,952	199,800
Accumulated distributions in excess of earnings	(19,124,602)	—
Total stockholders’ equity	245,515,786	200,000
Total liabilities and stockholders’ equity	$542,200,907	$200,000
The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

Year Ended
December 31, 2012
Revenues:
Rental and other property income	$7,303,319
Tenant reimbursement income	533,653
Total revenue	7,836,972
Expenses:
General and administrative expenses	1,502,460
Property operating expenses	552,995
Advisory fees and expenses	812,322
Acquisition related expenses	14,370,555
Depreciation	1,743,254
Amortization	871,117
Total operating expenses	19,852,703
Operating loss	(12,015,731)
Other income (expense):
Interest and other income	859
Interest expense	(1,728,951)
Total other expense	(1,728,092)
Net loss	$(13,743,823)
Weighted average number of common shares outstanding:
Basic and diluted	8,578,494
Net loss per common share:
Basic and diluted	$(1.60)
The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Total Stockholders’ Equity
	Number of Shares	Par Value
Issuance of common stock to Cole Holdings Corporation on July 27, 2010 (Date of Inception)	20,000	$200	$199,800	$—	$200,000
Balance, December 31, 2010 and 2011	20,000	200	199,800	—	200,000
Issuance of common stock	29,923,549	299,236	298,138,923	—	298,438,159
Distributions to investors	—	—	—	(5,380,779)	(5,380,779)
Commissions on stock sales and related dealer manager fees	—	—	(26,051,145)	—	(26,051,145)
Other offering costs	—	—	(5,982,774)	—	(5,982,774)
Changes in redeemable common stock	—	—	(1,963,852)	—	(1,963,852)
Net loss	—	—	—	(13,743,823)	(13,743,823)
Balance, December 31, 2012	29,943,549	$299,436	$264,340,952	$(19,124,602)	$245,515,786
The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,		July 27, 2010 (Date of Inception)
	2012	2011	to December 31, 2010
Cash flows from operating activities:
Net loss	$(13,743,823)	$—	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,743,254	—	—
Amortization of intangible lease assets and below market lease intangible, net	797,082	—	—
Amortization of deferred financing costs	524,331	—	—
Changes in assets and liabilities:
Rents and tenant receivables	(1,465,102)	—	—
Prepaid expenses and other assets	(1,142,476)	—	—
Accounts payable and accrued expenses	2,227,123	—	—
Deferred rental income and other liabilities	1,848,226	—	—
Due to affiliates	495,209	—	—
Net cash used in operating activities	(8,716,176)	—	—
Cash flows from investing activities:
Investment in real estate assets	(510,700,309)	—	—
Change in restricted cash	(523,000)	—	—
Net cash used in investing activities	(511,223,309)	—	—
Cash flows from financing activities:
Proceeds from borrowing facilities and note payable	316,054,118	—	—
Repayments of borrowing facilities and note payable	(41,460,324)	—	—
Proceeds from affiliate line of credit	11,700,000	—	—
Repayments of affiliate line of credit	(11,700,000)	—	—
Repayment of bond obligations	(6,613)	—	—
Proceeds from issuance of common stock	296,474,307	—	200,000
Offering costs on issuance of common stock	(30,373,119)	—	—
Distributions to investors	(1,960,675)	—	—
Payment of loan deposit	(50,000)	—	—
Refund of loan deposit	50,000	—	—
Change in escrowed investor proceeds	523,000	—	—
Deferred financing costs paid	(5,616,056)	—	—
Net cash provided by financing activities	533,634,638	—	200,000
Net increase in cash and cash equivalents	13,695,153	—	200,000
Cash and cash equivalents, beginning of period	200,000	200,000	—
Cash and cash equivalents, end of period	$13,895,153	$200,000	$200,000

The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Credit Property Trust IV, Inc. (the “Company”) was formed on July 27, 2010 and is a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes beginning with the year ended December 31, 2012. The Company is the sole general partner of and owns, directly or indirectly, 100% of the partnership interest in Cole Operating Partnership IV, LP, a Delaware limited partnership (“CCPT IV OP”). The Company is externally managed by Cole REIT Advisors IV, LLC (“CR IV Advisors”), an a affiliate of its sponsor.
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
On April 13, 2012, the Company issued approximately 308,000 shares of its common stock in the Offering and commenced principal operations. As of December 31, 2012, the Company had issued approximately 29.9 million shares of its common stock in the Offering for gross offering proceeds of $298.4 million before offering costs and selling commissions of $32.0 million. The Company intends to continue to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio of core commercial real estate investments primarily consisting of necessity retail properties located throughout the United States, including U.S. protectorates. The Company expects that the retail properties primarily will be single-tenant properties and multi-tenant “power centers” anchored by large, creditworthy national or regional retailers. The Company expects that the retail properties typically will be subject to long-term triple net or double net leases, whereby the tenant will be obligated to pay for most of the expenses of maintaining the property. As of December 31, 2012, the Company owned 89 properties, comprising 2.5 million rentable square feet of commercial space located in 27 states. As of December 31, 2012, the rentable space at these properties was 99.1% leased.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”), in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.
Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Consolidated results of operations for the year ended December 31, 2011 and for the period from July 27, 2010 (Date of Inception) to December 31, 2010 have not been presented because the Company had not begun its principal operations and had no revenue or expenses during those periods.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Investment in and Valuation of Real Estate Assets
Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition, excluding acquisition related expenses, construction and any tenant improvements, major improvements and betterments that extend the useful life of the real estate assets and leasing costs. All repairs and maintenance are expensed as incurred.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company is required to make subjective assessments as to the useful lives of its depreciable assets. The Company considers the period of future benefit of each respective asset to determine the appropriate useful life of the assets. Real estate assets, other than land, are depreciated or amortized on a straight-line basis. The estimated useful lives of the Company’s real estate assets by class are generally as follows:

Buildings	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lease term
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the year ended December 31, 2012.
When developing estimates of expected future cash flows, the Company makes certain assumptions regarding future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, terminal capitalization and discount rates, the expected number of months it takes to re-lease the property, required tenant improvements and the number of years the property will be held for investment. The use of alternative assumptions in estimating expected future cash flows could result in a different determination of the property’s expected future cash flows and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the fair value of the real estate assets.
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of December 31, 2012.
Allocation of Purchase Price of Real Estate Assets
Upon the acquisition of real properties, the Company allocates the purchase price to acquired tangible assets, consisting of land, buildings and improvements, and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases, based in each case on their respective fair values. Acquisition related expenses are expensed as incurred. The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and building). The Company obtains an independent appraisal for each real property acquisition. The information in the appraisal, along with any additional information available to the Company’s management, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair values of above market and below market lease intangibles are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease including any bargain renewal periods, with respect to a below market lease. The above market and below market lease intangibles are capitalized as intangible lease assets or liabilities, respectively. Above market leases are amortized as a reduction to rental income over the remaining terms of the respective leases. Below market leases are amortized as an increase to rental income over the remaining terms of the respective leases, including any bargain renewal periods. In considering whether or not the Company expects a tenant to execute a bargain renewal option, the Company evaluates economic factors and certain qualitative factors at the time of acquisition, such as the financial strength of the tenant, remaining lease term, the tenant mix of the leased property, the Company’s relationship with the tenant and the availability of competing tenant space. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market or below market lease intangibles relating to that lease would be recorded as an adjustment to rental income.
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
The determination of the fair values of the real estate assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, capitalization and discount rates, interest rates and other variables. The use of alternative estimates may result in a different allocation of the Company’s purchase price, which could impact the Company’s results of operations.
Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturities when purchased of three months or less to be cash equivalents. The Company considers investments in highly liquid money market accounts to be cash equivalents.
Restricted Cash
Restricted cash as of December 31, 2012 consisted of escrowed investor proceeds of $523,000 for which shares of common stock had not been issued. The Company had no restricted cash as of December 31, 2011.
Rents and Tenant Receivables
Rents and tenant receivables primarily include amounts to be collected in future periods related to the recognition of rental income on a straight-line basis over the lease term and cost recoveries due from tenants. The Company makes estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues. The Company analyzes accounts receivable and historical bad debt levels, customer creditworthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy, if any, are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims. The Company’s reported net income or loss is directly affected by management’s estimate of the collectability of accounts receivable. The Company records allowances for those balances that the Company deems to be uncollectible, including any amounts relating to straight-line rent receivables. As of December 31, 2012 and 2011, no balances were deemed uncollectible and no allowances were recorded.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Prepaid Expenses
Prepaid expenses include expenses paid as of the balance sheet date that relate to future periods and will be expensed or reclassified to another account during the period to which the costs relate. Any amounts with no future economic benefit are charged to earnings when identified.
Deferred Financing Costs
Deferred financing costs are capitalized and amortized on a straight-line basis over the term of the related financing arrangement, which approximates the effective interest method. If a note payable is prepaid, any unamortized deferred financing costs related to the note payable would be expensed. Amortization of deferred financing costs was $524,000 for the year ended December 31, 2012 and was included in interest expense in the consolidated statement of operations. There were no deferred financing costs or related amortization as of December 31, 2011.
Concentration of Credit Risk
As of December 31, 2012, the Company had no cash on deposit in excess of federally insured levels. The Company limits significant cash deposits to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
As of December 31, 2012, one of the Company’s tenants, BJ’s Wholesale Club, accounted for 15% of the Company’s 2012 gross annualized rental revenues. The Company also had certain geographic concentrations in its property holdings. In particular, as of December 31, 2012, one of the Company’s properties was located in New York and 26 were located in Texas which accounted for 24% and 17%, respectively, of the Company’s 2012 gross annualized rental revenues. In addition, the Company had tenants in the warehouse club, discount store and restaurant industries, which comprised 17%, 15% and 10%, respectively, of the Company’s 2012 gross annualized rental revenues.
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
Income Taxes
The Company intends to qualify and elect to be taxed as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 2012. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it, among other things, distributes its taxable income to its stockholders and it distributes at least 90% of its annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it or its subsidiaries may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
Offering and Related Costs
CR IV Advisors funds all of the organization and offering costs on the Company’s behalf (excluding selling commissions and the dealer-manager fee) and may be reimbursed for such costs up to 2.0% of gross proceeds from the Offering. As of December 31, 2012, CR IV Advisors had paid organization and offering costs in excess of the 2.0% in connection with the Offering. These costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 2.0% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these costs may become payable. When recorded by the Company, organization costs are expensed as incurred and the offering costs, which include items such as legal and accounting fees, marketing and personnel, promotional and printing costs, are recorded as a reduction of capital in excess of par value along with selling commissions and dealer manager fees in the period in which they become payable.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Due to Affiliates
Certain affiliates of the Company’s advisor received, and will continue to receive fees, reimbursements and compensation in connection with services provided relating to the Offering and the acquisition, management, financing and leasing of the properties of the Company.
Stockholders’ Equity
As of December 31, 2012, the Company was authorized to issue 490.0 million shares of common stock and 10.0 million shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On August 11, 2010, the Company sold 20,000 shares of common stock, at $10.00 per share, to Cole Holdings Corporation, the indirect owner of the Company’s advisor and dealer-manager. As of December 31, 2012, the Company had approximately 29.9 million shares of common stock issued and outstanding. The Company’s board of directors may amend the charter to authorize the issuance of additional shares of capital stock without obtaining shareholder approval. The par value of investor proceeds raised from the Offering is classified as common stock, with the remainder allocated to capital in excess of par value.
Reportable Segments
The Company’s operating segment consists of commercial properties, which include activities related to investing in real estate such as retail, office and distribution properties and other real estate related assets. The commercial properties are geographically diversified throughout the United States and have similar economic characteristics. The Company evaluates operating performance on an overall portfolio level; therefore, the Company’s properties are one reportable segment.
Interest
Interest is charged to interest expense as it accrues. No interest costs were capitalized during the year ended December 31, 2012.
Distributions Payable and Distribution Policy
In order to qualify and maintain its status as a REIT, the Company is required to, among other things, make distributions each taxable year equal to at least 90% of its taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). To the extent that funds are available, the Company intends to pay regular distributions to stockholders. Distributions are paid to stockholders of record as of applicable record dates. The Company intends to qualify and elect to be taxed as a REIT for federal income tax purposes commencing with its taxable year ended December 31, 2012; however, the Company has not yet elected, and has not yet qualified, to be taxed as a REIT.
The Company’s board of directors authorized a daily distribution, based on 366 days in the calendar year, of $0.001707848 per share for stockholders of record as of the close of business on each day of the period commencing April 14, 2012, the first day following the release from escrow of the subscription proceeds received in the Offering, and ended on December 31, 2012. As of December 31, 2012, the Company had distributions payable of $1.5 million. As of December 31, 2011, the Company had no distributions payable.

Earnings (loss) Per Share

Earnings (loss) per share are calculated based on the weighted average number of common shares outstanding during each period presented. Diluted income per share considers the effect of any potentially dilutive share equivalents, of which the Company had none for the year ended December 31, 2012.
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

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recent Accounting Pronouncements
In May 2011, the U.S. Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-04, Fair Value Measurements and Disclosures (Topic 820): Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS, (“ASU 2011-04”), which converges guidance between GAAP and International Financial Reporting Standards to provide a uniform framework of fair value measurements and requires additional disclosures including quantifiable information about measurements to changes in unobservable inputs for Level 3 fair value measurements. ASU 2011-04 became effective for the Company on January 1, 2012. The adoption of ASU 2011-04 has not had a material impact on the Company’s consolidated financial statements.
In June 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which became effective for the Company on January 1, 2012, and requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 became effective for the Company beginning January 1, 2012. The adoption of ASU 2011-05 did not have a material effect on the Company’s consolidated financial statements or disclosures, because the Company’s net loss equals its comprehensive loss.
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
Borrowing facilities and note payable – The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of  December 31, 2012. The estimated fair value of the Company’s debt was $274.6 million as of December 31, 2012, which approximated the carrying value on such date. The Company had no debt outstanding as of December 31, 2011. The fair value of the Company’s debt is estimated using Level 2 inputs.
Bond Obligations – The Company has bond obligations pursuant to a special assessment from a municipality that were assumed in connection with a property acquisition. The fair value is estimated by discounting the expected cash flows on the bond obligations at rates for similar obligations that management believes would be available to the Company as of December 31, 2012. The estimated fair value of the Company’s bond obligations was $584,000 as of December 31, 2012, which approximated the carrying value on such date. The Company had no bond obligations as of December 31, 2011. The fair value of the Company’s bond obligations is estimated using Level 2 inputs.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Earnout Agreements – The Company has acquired certain properties subject to earnout provisions obligating the Company to pay additional consideration to the seller or receive additional consideration from the seller contingent on the future leasing and occupancy of vacant space at each property. Earnout payments are based on a predetermined formula and have set time periods regarding the obligation to make or right to receive the payment as set forth in the respective purchase and sale agreement. If, at the end of the respective time period, certain space has not been leased and occupied or the seller has met all their commitments under the respective purchase and sale agreement, the Company will have no further obligation or right under the applicable earnout provision. The earnouts are carried at fair value and are valued using Level 3 inputs, including estimated timing and probability of leasing the vacant space, as there is no public market for this item and thus Level 1 and Level 2 inputs are unavailable for an item of this nature. Earnouts are recorded upon acquisition of the respective property at their estimated fair value, and any changes to the estimated fair value are reflected in the statements of operations. The estimated fair value of these agreements obligating the Company to pay additional consideration totaled $708,000 as of December 31, 2012, and is included in the accompanying consolidated balance sheets in deferred rental income and other liabilities. The estimated fair value of these agreements that the Company is expected to receive as additional consideration totaled $334,000 as of December 31, 2012, and is included in the accompanying consolidated balance sheets in prepaid expenses and other assets. During the year ended December 31, 2012, there have been no purchases, sales, issuances or settlements with respect to these earnout liabilities and assets. As of December 31, 2012, there have been no transfers of assets or liabilities between levels. The Company had no earnout liabilities or assets as of December 31, 2011.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of December 31, 2012, there have been no transfers of financial assets or liabilities between levels.
NOTE 4 — REAL ESTATE ACQUISITIONS
During the year ended December 31, 2012, the Company acquired 89 commercial properties for an aggregate purchase price of $514.7 million (the “2012 Acquisitions”). The Company purchased the 2012 Acquisitions with net proceeds from the Offering and borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation:

December 31, 2012
Land	$146,872,903
Building and improvements	317,553,125
Acquired in-place leases	54,958,068
Acquired above market leases	3,236,955
Acquired below market leases	(7,919,309)
Total purchase price	$514,701,742
The Company recorded revenue for the year ended December 31, 2012 of $7.8 million and a net loss for the year ended December 31, 2012 of $13.7 million related to the 2012 Acquisitions.
The following information summarizes selected financial information of the Company as if all of the 2012 Acquisitions were completed on January 1, 2011 for each period presented below. The table below presents the Company’s estimated revenue and net income (loss), on a pro forma basis, for the years ended December 31, 2012 and 2011, respectively.

	December 31, 2012	December 31, 2011
Pro forma basis (unaudited):
Revenue	$45,096,316	$45,096,316
Net income	$18,510,195	$4,217,252
The unaudited pro forma information for the year ended December 31, 2012 was adjusted to exclude $14.4 million of acquisition costs recorded during the current year related to the 2012 Acquisitions. These costs were recognized in the unaudited pro forma information for the year ended December 31, 2011. The unaudited pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2011, nor does it purport to represent the results of future operations.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 5 — ACQUIRED INTANGIBLE LEASE ASSETS
Acquired intangible lease assets consisted of the following:

December 31, 2012
Acquired in-place leases, net of accumulated amortization of $871,117
(with a weighted average life of 15.7 years)	$54,086,951
Acquired above market leases, net of accumulated amortization of $35,730,
(with a weighted average life of 17.1 years)	3,201,225
$57,288,176
Amortization expense related to the acquired in place lease assets for the year ended December 31, 2012 was $871,000. Amortization expense related to the acquired above market lease assets for the year ended December 31, 2012 was $36,000. There was no amortization expense related to intangible lease assets for the year ended December 31, 2011.
Estimated amortization expense related to the intangible lease assets as of December 31, 2012 for each of the five succeeding fiscal years is as follows:

	Amortization
Year Ending December 31,	Leases In-Place	Above Market Leases
2013	$4,100,012	$289,291
2014	$3,966,121	$226,416
2015	$3,909,452	$219,341
2016	$3,833,331	$198,365
2017	$3,776,879	$186,756
NOTE 6 — BORROWING FACILITIES AND NOTE PAYABLE
As of December 31, 2012, the Company had $274.6 million of debt outstanding, with a weighted average years to maturity of 4.1 years and weighted average interest rate of 3.44%. The following table summarizes the debt activity during the year ended and as of December 31, 2012:

	Balance as of	During the Year Ended December 31, 2012		Balance as of
	December 31, 2011	Debt Issuance	Repayments	December 31, 2012
Fixed rate debt	$—	$75,000,000	$—	$75,000,000
Bridge facility	—	62,726,066	—	62,726,066
Credit facility	—	178,328,052	(41,460,324)	136,867,728
Affiliate line of credit	—	11,700,000	(11,700,000)	—
Total	$—	$327,754,118	$(53,160,324)	$274,593,794
As of December 31, 2012, the fixed rate debt consisted of a $75.0 million interest only note payable with an interest rate of 3.69% and a maturity date of January 1, 2023. The mortgage note payable is secured by the respective property on which the debt was placed. The aggregate balance of gross real estate and related assets, net of gross intangible lease liabilities, securing the fixed rate debt was $124.0 million as of December 31, 2012.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company had $62.7 million of debt outstanding under its unsecured bridge facility (the “Bridge Facility”) providing borrowings up to $75.0 million with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) as administrative agent pursuant to a credit agreement (the “Bridge Agreement”) as of December 31, 2012. The Company had no amounts available under the Bridge Facility as of December 31, 2012 based on the underlying collateral pool of $125.5 million. Subsequent to December 31, 2012, the Company entered into an amended agreement related to the Bridge Facility, which increased the maximum allowable borrowings to $150.0 million. The Bridge Facility matures on June 14, 2013. The Bridge Facility bears interest at rates depending upon the type of loan specified by the Company. For a Eurodollar rate loan, as defined in the Bridge Agreement, the interest rate will be equal to the one-month LIBOR for the interest period multiplied by the statutory reserve rate, as defined in the Bridge Agreement (the “Adjusted LIBOR”), plus 2.75%. For base rate committed loans, the interest rate will be a per annum amount equal to the greater of (1) JPMorgan Chase’s Prime Rate; (2) the Federal Funds Effective Rate plus 0.50%; or (3) the Adjusted LIBOR plus 2.75%. The Bridge Facility had a weighted average interest rate of 4.99% as of December 31, 2012.
As of December 31, 2012, the Company had $136.9 million of debt outstanding under its secured revolving credit facility (the “Credit Facility”) with JPMorgan Chase as administrative agent pursuant to an amended and restated credit agreement (the “Credit Agreement”). The Credit Facility allows the Company to borrow up to $250.0 million. As of December 31, 2012, the Company had no amounts available under the Credit Facility based on the underlying collateral pool of $213.6 million. Subject to meeting certain conditions described in the Credit Agreement and the payment of certain fees, the amount of the Credit Facility may be increased up to a maximum of $400.0 million. The Credit Facility matures on July 13, 2015. The Credit Facility bears interest at rates depending upon the type of loan specified by the Company. For a Eurodollar rate loan, as defined in the Credit Agreement, the interest rate will be equal to the one-month LIBOR for the interest period, plus 2.35%. For floating rate loans, the interest rate will be a per annum amount equal to 1.35% plus the greatest of (1) the Federal Funds Rate plus 0.50%; (2) JPMorgan Chase’s Prime Rate; or (3) the one-month LIBOR plus 1.00%. As of December 31, 2012, the Credit Facility had a weighted average interest rate 2.60%.
The Credit Agreement, Bridge Agreement and note payable contain customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage and leverage ratio requirements and dividend payout and REIT status requirements. Based on the Company’s analysis and review of its results of operations and financial condition, the Company believes it was in compliance with such covenants as of December 31, 2012.
In addition, during the year ended December 31, 2012, the Company entered into a $10.0 million subordinate revolving line of credit with Series C, LLC, an affiliate of CR IV Advisors (“Series C”), (the “Series C Loan”). The Series C Loan has a fixed interest rate of 4.50% with accrued interest payable monthly in arrears and principal due upon maturity on April 12, 2013. The Series C Loan was approved by a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction as being fair, competitive and commercially reasonable and no less favorable to the Company than a comparable loan between unaffiliated parties under the same circumstances. As of December 31, 2012, there were no amounts outstanding on the Series C Loan.
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt as of December 31, 2012 for each of the five succeeding fiscal years and the period thereafter:

Year Ending December 31,	Principal Repayments
2013	$62,726,066
2014	—
2015	136,867,728
2016	—
2017	—
Thereafter	75,000,000
Total	$274,593,794

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 7 — ACQUIRED BELOW MARKET LEASE INTANGIBLES
Acquired below market lease intangibles consisted of the following:

December 31, 2012
Acquired below market leases, net of accumulated amortization of $109,765
(with a weighted average life of 16.1 years)	$7,809,544
The increase to rental and other property income resulted from the amortization of the intangible lease liability for the year ended December 31, 2012 was $110,000.
Estimated amortization of the intangible lease liability as of December 31, 2012 for each of the five succeeding fiscal years is as follows:

Year Ending December 31,	Amortization of Below Market Leases
2013	$561,950
2014	$560,062
2015	$550,035
2016	$531,583
2017	$524,748
NOTE 8 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the years ended December 31, 2012 and 2011 and for the period from July 27, 2010 (Date of Inception) to December 31, 2010 are as follows:

	Year Ended December 31,		July 27, 2010 (Date of Inception)
	2012	2011	to December 31, 2010
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$1,456,252	$—	$—
Common stock issued through distribution reinvestment plan	$1,963,852	$—	$—
Fair value of assumed bond obligations	$590,838	$—	$—
Earnout liabilities recorded upon property acquisitions	$707,967	$—	$—
Accrued other offering costs due to affiliates	$1,660,800	$—	$—
Accrued capital expenditures	$2,815,129	$—	$—
Supplemental Cash Flow Disclosures:
Interest paid	$783,492	$—	$—
NOTE 9 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. The Company is not aware of any pending legal proceedings of which the outcome is reasonably possible to have a material effect on its results of operations, financial condition or liquidity.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
NOTE 10 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
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
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions and the dealer-manager fee) are paid by CR IV Advisors or its affiliates and are reimbursed by the Company up to 2.0% of aggregate gross offering proceeds. A portion of the other organization and offering expenses may be underwriting compensation. As of December 31, 2012, CR IV Advisors had paid organization and offering costs in excess of the 2.0% in connection with the Offering. These costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 2.0% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these costs may become payable.
The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by CR IV Advisors or its affiliates related to the services described above during the year ended December 31, 2012:

Year Ended
December 31, 2012
Offering:
Selling commissions	$20,107,376
Selling commissions reallowed by Cole Capital	$20,107,376
Dealer manager fees	$5,943,769
Dealer manager fees reallowed by Cole Capital	$3,104,306
Other organization and offering expenses	$5,982,774
Acquisitions and Operations
CR IV Advisors or its affiliates also receive acquisition fees of up to 2.0% of (1) the contract purchase price of each property or asset the Company acquires; (2) the amount paid in respect of the development, construction or improvement of each asset the Company acquires; (3) the purchase price of any loan the Company acquires; and (4) the principal amount of any loan the Company originates. Additionally, CR IV Advisors or its affiliates are reimbursed for acquisition expenses incurred in the process of acquiring properties, so long as the total acquisition fees and expenses relating to the transaction does not exceed 6.0% of the contract purchase price.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
The Company recorded fees and expense reimbursements as shown in the table below for services provided by CR IV Advisors or its affiliates related to the services described above during the year ended December 31, 2012:

Year Ended
December 31, 2012
Acquisition and Operations:
Acquisition fees and expenses	$10,341,657
Advisory fees and expenses	$812,322
Operating expenses	$137,573
CR IV Advisors agreed to waive advisory fees for the first two months of operations and agreed to waive expense reimbursements for five months during the period from April 13, 2012, when the Company commenced principal operations, through December 31, 2012.
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
During the year ended December 31, 2012, no commissions or fees were incurred for any such services provided by CR IV Advisors and its affiliates related to the services described above.
Due to Affiliates
As of December 31, 2012, $2.2 million had been incurred primarily for operating and acquisition expenses by CR IV Advisors or its affiliates, but had not yet been reimbursed by the Company and were included in due to affiliates on the consolidated balance sheets.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Transactions
During the year ended December 31, 2012, the Company acquired 100% of the membership interests in two commercial properties from Series C for an aggregate purchase price of $4.3 million. A majority of the Company’s board of directors (including a majority of the Company’s independent directors) not otherwise interested in the transactions approved the acquisitions as being fair and reasonable to the Company and determined that the cost to the Company of each property was equal to the cost of the respective property to Series C (including acquisition related expenses). In addition, the purchase price of each property, exclusive of closing costs, was less than the then-current appraised value of the respective property as determined by an independent third party appraiser.
In connection with the real estate assets acquired from Series C during the year ended December 31, 2012, the Company entered into the Series C Loan. Refer to Note 6 to these consolidated financial statements for the terms of the Series C Loan. The Series C Loan was repaid in full during the year ended December 31, 2012, with proceeds from the Offering. The Company paid $39,000 of interest to CR IV Advisors related to the Series C Loan during the year ended December 31, 2012.
NOTE 11 — ECONOMIC DEPENDENCY
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
NOTE 12 — STOCKHOLDERS’ EQUITY
Distribution Reinvestment Plan
Pursuant to the DRIP, the Company allows stockholders to elect to have their distributions reinvested in additional shares of the Company’s common stock. The purchase price per share under the DRIP is $9.50 per share. The Company’s board of directors may amend or terminate the DRIP at the Company’s discretion at any time upon 10 days prior written notice to the DRIP participants. During the year ended December 31, 2012, the Company had issued approximately 207,000 shares of common stock under the DRIP for cumulative proceeds of $2.0 million. As of December 31, 2011, the Company had not issued shares of common stock under the DRIP.
Share Redemption Program
The Company’s share redemption program permits its stockholders to sell their shares back to the Company after they have held them for at least one year, subject to the significant conditions and limitations described below.
The share redemption program provides that the Company will redeem shares of its common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. The Company will limit the number of shares redeemed pursuant to the share redemption program as follows: (1) the Company will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid; and (2) funding for the redemption of shares will be limited to the net proceeds the Company receive from the sale of shares under the DRIP. In an effort to accommodate redemption requests throughout the calendar year, the Company intends to limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12 month period ending on the last day of the fiscal quarter, and funding for redemptions for each quarter generally will be limited to the net proceeds the Company receives from the sale of shares in the respective quarter under the DRIP.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the term of the Offering, and until such time as the board of directors determines a reasonable estimate of the value of the Company’s shares, the redemption price per share (other than for shares purchased pursuant to the DRIP) will depend on the price paid for the shares and the length of time the stockholder has held such shares as follows: after one year from the purchase date, 95% of the amount paid for each share; after two years from the purchase date, 97.5% of the amount paid for each share; and after three years from the purchase date, 100% of the amount paid for each share. During this time period, the redemption price for shares purchased pursuant to the DRIP will be the amount paid for such shares. (In each case, the redemption price will be adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to the Company’s common stock). Accordingly, the redemption price will reflect a stockholder’s reduced purchase price if such stockholder received discounted or waived selling commissions and/or a waived dealer manager fee. At any time the Company is engaged in an offering of shares, the per share price for shares purchased under the redemption program will always be equal to or lower than the applicable per share offering price.
Upon receipt of a request for redemption, the Company may conduct a Uniform Commercial Code search to ensure that no liens are held against the shares. If the Company cannot purchase all shares presented for redemption in any fiscal quarter, based upon insufficient cash available and/or the limit on the number of shares the Company may redeem during any quarter or year, the Company will give priority to the redemption of deceased stockholders’ shares. The Company next will give priority to requests for full redemption of accounts with a balance of 250 shares or less at the time the Company receives the request, in order to reduce the expense of maintaining small accounts. Thereafter, the Company will honor the remaining redemption requests on a pro rata basis. Following such quarterly redemption period, the unsatisfied portion of the prior redemption request must be resubmitted, prior to the last day of the new quarter. Unfulfilled requests for redemption will not be carried over automatically to subsequent redemption periods.
The Company redeems shares no later than the end of the month following the end of each fiscal quarter. Requests for redemption must be received on or prior to the end of the fiscal quarter in order for the Company to repurchase the shares in the month following the end of that fiscal quarter. The Company’s board of directors may amend, suspend or terminate the share redemption program at any time upon 30 days notice to the stockholders. During the year ended December 31, 2012, the Company received a valid redemption request upon the death of a stockholder for approximately 10,000 shares, which was redeemed in full subsequent to December 31, 2012 for $100,000 ($10.00 per share). As of December 31, 2011, the Company had not redeemed any shares.
NOTE 13 — INCOME TAXES

For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nontaxable distributions. Nontaxable distributions will reduce U.S stockholders’ basis (but not below zero) in their shares. The following table shows the character of the distributions the Company paid on a percentage basis for the year ended December 31, 2012:

Character of Distributions (Unaudited):	December 31, 2012
Ordinary dividends	72%
Nontaxable distributions	28%
Total	100%

As of December 31, 2012, the tax basis carrying value of the Company’s land and depreciable real estate assets was $528.0 million. During the year ended December 31, 2012, the Company incurred state and local income and franchise taxes of $113,000, which has been recorded in general and administrative expenses in the consolidated statement of operations.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 14 — QUARTERLY RESULTS (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2012. In the opinion of management, the information for the interim periods presented includes all adjustments which are of a normal and recurring nature, necessary to present a fair presentation of the results for each period.

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$—	$648,316	$1,846,504	$5,342,152
Acquisition related expenses	$—	$1,948,577	$2,610,841	$9,811,137
Operating loss	$(35,188)	$(1,865,708)	$(2,367,725)	$(7,747,110)
Net loss	$(35,188)	$(2,118,553)	$(2,732,028)	$(8,858,054)
Basic and diluted net loss per common share (1)	$(0.00)	$(0.25)	$(0.32)	$(1.03)
Distributions declared per common share	$—	$0.16	$0.16	$0.16

(1) Based on the weighted average number of shares outstanding as of December 31, 2012.
NOTE 15 — OPERATING LEASES
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2012, the leases have a weighted-average remaining term of 16.1 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. As of December 31, 2012, the future minimum rental income from the Company’s investment in real estate assets under non-cancelable operating leases, assuming no exercise of renewal options, is as follows:

Year Ending December 31,	Future Minimum Rental Income
2013	$38,051,396
2014	37,774,089
2015	37,602,777
2016	37,387,164
2017	37,122,922
Thereafter	385,786,801
$573,725,149
NOTE 16 — SUBSEQUENT EVENTS
Status of the Offering
As of March 26, 2013, the Company had received $444.4 million in gross offering proceeds through the issuance of approximately 44.6 million shares of its common stock in the Offering (including shares issued pursuant to the DRIP).
Borrowing Facilities
Subsequent to December 31, 2012, the Company entered into an amended agreement related to the Bridge Facility, which increased the maximum allowable borrowings to $150.0 million. As of March 26, 2013, the Company had $160.9 million outstanding under the Credit Facility and $27.0 million under the Bridge Facility.
Investment in Real Estate Assets
Subsequent to December 31, 2012, the Company acquired 26 commercial real estate properties for an aggregate purchase price of $107.4 million. The acquisitions were funded with net proceeds of the Offering. Acquisition related expenses totaling $3.1 million were expensed as incurred.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Holdings Merger Agreement
On March 5, 2013, Cole Credit Property Trust III, Inc. (“CCPT III”), Cole Holdings Corporation (“Holdings”), CREInvestments, LLC (“Merger Sub”) and Christopher H. Cole (“Mr. Cole”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides for the merger of Holdings with and into Merger Sub (the “Merger”) with Merger Sub surviving and continuing its existence under the laws of the State of Maryland as a wholly-owned subsidiary of CCPT III. Holdings is wholly owned by Mr. Cole, the chairman of the board, chief executive officer and president of the Company, and is an affiliate of the Company’s sponsor, the parent company and indirect owner of the Company’s advisor and the indirect owner of the Company’s property manager and dealer manager. The consummation of the Merger is subject to various conditions. Upon consummation of the Merger, CCPT III intends to list its shares of common stock on the New York Stock Exchange.
Despite the indirect change of control that would occur for the Company’s advisor, property manager and dealer manager upon consummation of the Merger, the Company anticipates that such entities will continue to serve in their respective capacities to the Company without any changes in personnel or service procedures resulting from the Merger.

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

					Gross Amount at
		Initial Costs to Company			Which Carried
				Total	At December 31,	Accumulated
			Buildings &	Adjustment	2012	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Advance Auto:
Corydon, IN	$ (g)	$189,863	$1,218,634	$—	$1,408,497	$6,921	10/26/2012	2012
North Ridgeville, OH	(g)	218,254	1,283,638	—	1,501,892	23,091	4/13/2012	2008
Starkville, MS	(g)	447,441	756,448	—	1,203,889	11,624	6/29/2012	2011
Auto Zone:
Philipburg, PA	(g)	152,453	1,304,016	—	1,456,469	15,917	7/27/2012	2010
Benihana:
Golden Valley, MN	(g)	1,509,803	2,933,863	—	4,443,666	28,595	8/21/2012	1980
Lauderdale by the Sea, FL	(g)	2,180,970	2,014,241	—	4,195,211	20,126	8/21/2012	1971
Lombard, IL	(g)	1,389,967	2,342,557	—	3,732,524	27,278	8/21/2012	1984
Woodlands, TX	(g)	1,151,323	968,186	—	2,119,509	9,828	8/21/2012	2001
Big Lots:
San Angelo, TX	(h)	1,043,225	1,947,049	—	2,990,274	3,209	12/19/2012	1983
Waco, TX	(h)	1,068,879	1,325,632	—	2,394,511	2,253	12/10/2012	2012
Canarsie Plaza:
Brooklyn, NY	75,000,000	37,947,130	71,223,223	—	109,170,353	74,975	12/5/2012	2011
Cost Plus Shopping Center:
Kansas City, MO	(h)	1,378,193	2,395,951	—	3,774,144	10,867	11/13/2012	2001
Costco:
Tallahassee, FL	(h)	9,496,588	—	—	9,496,588	—	12/11/2012	(f)
CVS:
Asheville, NC	(g)	1,107,965	1,083,562	—	2,191,527	20,202	4/26/2012	1998
Bainbridge, GA	(g)	444,379	1,681,632	—	2,126,011	23,632	6/27/2012	1998
Cartersville, GA	(g)	2,546,708	—	—	2,546,708	—	10/22/2012	(f)
Charleston, SC	(g)	868,873	1,009,469	—	1,878,342	18,859	4/26/2012	1998
Corpus Christi, TX	(g)	647,777	2,556,921	—	3,204,698	46,056	4/19/2012	1998
Irving, TX	(g)	744,893	3,034,313	—	3,779,206	12,294	10/5/2012	2000
Dick’s Sporting Goods:
Oklahoma City (3rd Street), OK	—	1,197,914	7,838,168	—	9,036,082	9,326	12/21/2012	2012
Oklahoma City, OK	—	684,924	10,586,970	—	11,271,894	12,209	12/31/2013	2012
Dollar General:
Ashville, AL	—	255,484	677,545	—	933,029	906	12/21/2012	2012
Breaux Bridge, LA	(h)	224,874	1,006,756	—	1,231,630	3,394	11/30/2012	2012
Brownsville, TX	(h)	263,673	943,363	—	1,207,036	2,997	11/30/2012	2012
Cleveland, TX	(h)	158,276	855,875	—	1,014,151	2,721	11/30/2012	2012
Conroe, TX	(h)	167,007	945,677	—	1,112,684	1,018	12/18/2012	2012
Geneva, AL	—	203,581	815,139	—	1,018,720	1,008	12/21/2012	2012
Greenwell Springs, LA	(h)	444,039	841,454	—	1,285,493	2,868	11/30/2012	2012
Hanceville, AL	(h)	1,232,275	1,487,800	—	2,720,075	5,719	11/21/2012	2012
Harvest, AL	—	261,091	691,369	—	952,460	929	12/21/2012	2012
Houston, TX	(h)	310,924	1,102,002	—	1,412,926	1,183	12/18/2012	2012
Huntsville, AL	—	177,302	846,995	—	1,024,297	1,012	12/21/2012	2012
Independence, MO	(h)	169,726	1,071,816	—	1,241,542	1,201	12/18/2012	2012
Kinston, AL	—	170,225	717,962	—	888,187	873	12/21/2012	2012

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

					Gross Amount at
		Initial Costs to Company			Which Carried
				Total	At December 31,	Accumulated
			Buildings &	Adjustment	2012	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Dollar General (continued):
Lima, OH	$ (h)	$155,828	$1,039,687	$—	$1,195,515	$3,347	11/30/2012	2012
Lubbock, TX	(h)	467,905	640,656	—	1,108,561	697	12/18/2012	2012
Maynardville, TN	(h)	238,363	754,241	—	992,604	2,835	11/30/2012	2012
Piedmont, AL	(h)	1,036,559	1,578,759	—	2,615,318	6,105	11/21/2012	2012
Rayne, LA	(h)	124,702	909,824	—	1,034,526	1,026	12/18/2012	2012
Whitwell, TN	(h)	159,271	1,034,587	—	1,193,858	3,871	11/30/2012	2012
Fairview Village:
Cary, NC	—	2,477,421	3,557,164	—	6,034,585	4,000	12/21/2012	2010
Golden Corral:
Garland, TX	(g)	1,255,170	2,435,342	—	3,690,512	19,211	9/21/2012	2012
Houston, TX	(h)	1,375,393	2,350,409	—	3,725,802	2,635	12/12/2012	2012
HEB Center:
Waxahachie, TX	(g)	3,465,209	7,951,734	—	11,416,943	113,292	6/27/2012	1997
Hickory Flat Commons:
Canton, GA	(h)	4,481,899	13,174,490	—	17,656,389	16,846	12/18/2012	2008
Hobby Lobby:
Mooresville, NC	(g)	868,635	4,249,453	—	5,118,088	18,518	11/30/2012	2012
Home Depot
North Canton, OH	(h)	2,203,370	12,011,664	—	14,215,034	13,507	12/20/2012	1998
Kirkland's:
Jonesboro, AR	(h)	695,777	1,990,061	—	2,685,838	6,232	11/27/2012	2012
Kohl’s:
Cedar Falls, IA	(g)	1,599,818	5,795,896	—	7,395,714	6,546	12/7/2012	2001
Hutchinson, KS	(g)	3,289,526	—	—	3,289,526	—	10/19/2012	(f)
Logan’s Roadhouse:
Lancaster, TX	(g)	1,202,968	1,620,059	—	2,823,027	7,096	10/23/2012	2011
Opelika, AL	(g)	835,807	1,508,429	—	2,344,236	8,622	10/23/2012	2005
Sanford, FL	(g)	1,031,010	1,806,587	—	2,837,597	10,272	10/23/2012	1999
Troy, OH	(g)	991,868	1,576,978	—	2,568,846	8,861	10/23/2012	2011
Mattress Firm:
Jonesboro, AR	(g)	729,099	1,194,345	—	1,923,444	8,471	10/5/2012	2012
Pineville, NC	(h)	1,557,054	1,197,774	—	2,754,828	7,572	10/29/2012	2000
Michael’s:
Bowling Green, KY	(h)	587,397	1,992,089	—	2,579,486	7,711	11/20/2012	2012
National Tire & Battery:
Cedar Hill, TX	(h)	469,318	1,950,650	—	2,419,968	1,455	12/18/2012	2006
Nordstrom Rack:
Tampa, FL	(g)	3,371,115	6,401,823	—	9,772,938	141,263	4/16/2012	2010
O’Reilly Auto Parts:
Brownfield, TX	(g)	21,774	834,776	—	856,550	13,951	5/8/2012	2012
Columbus, TX	(g)	260,022	756,814	—	1,016,836	12,019	5/8/2012	2011
PetSmart:
Baton Rouge, LA	(g)	651,133	2,968,224	112,501	3,731,858	17,076	10/11/2012	1999
Wilkesboro, NC	(g)	447,313	1,710,448	—	2,157,761	32,677	4/13/2012	2011
PetSmart/Old Navy:
Reynoldsburg, OH	(h)	1,294,995	4,077,338	—	5,372,333	5,092	12/14/2012	2012

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

					Gross Amount at
		Initial Costs to Company			Which Carried
				Total	At December 31,	Accumulated
			Buildings &	Adjustment	2012	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Pick’N Save:
Sheboygan, WI	$ (g)	$2,003,282	$10,695,423	$—	$12,698,705	$82,360	9/6/2012	2012
Ross:
Fort Worth, TX	(g)	1,273,221	3,156,835	—	4,430,056	15,628	10/4/2012	1977
Stripes:
Brownsville, TX	(g)	210,056	2,386,410	—	2,596,466	26,198	8/30/2012	2007
Brownwood, TX	(g)	483,693	3,085,959	—	3,569,652	32,651	8/30/2012	2005
McAllen, TX	(g)	603,921	1,909,214	—	2,513,135	24,323	8/30/2012	2007
Midland, TX	(g)	620,208	5,550,795	—	6,171,003	54,330	8/30/2012	2002
Mission, TX	(g)	214,532	2,170,171	—	2,384,703	23,884	8/30/2012	2006
Odessa, TX	(g)	568,794	4,940,460	—	5,509,254	48,089	8/30/2012	1998
The Marquis:
Williamsburg, VA	(g)	2,615,496	11,405,599	—	14,021,095	91,768	9/21/2012	2007
Tire Kingdom:
Tarpon Springs, FL	(h)	427,178	1,457,741	—	1,884,919	4,709	11/30/2012	2003
Tractor Supply:
Cambridge, MN	(g)	807,276	1,271,549	—	2,078,825	24,429	5/14/2012	2012
Canon City, CO	(h)	596,610	2,526,924	—	3,123,534	7,878	11/30/2012	2012
Newnan, GA	(h)	1,182,294	1,949,884	—	3,132,178	6,624	11/6/2012	2009
Spencer, WV	(h)	454,689	2,187,646	—	2,642,335	7,829	11/20/2012	2012
Walgreens:
Blair, NE	(g)	335,476	3,544,103	—	3,879,579	63,668	4/18/2012	2008
Danville, VA	—	989,188	4,547,313	—	5,536,501	4,786	12/21/2012	2012
Lubbock (82nd), TX	(g)	565,390	3,256,909	—	3,822,299	17,319	10/11/2012	2000
Lubbock (Indiana), TX	(g)	531,258	2,950,750	—	3,482,008	15,569	10/11/2012	1998
Montgomery, AL	(g)	1,110,033	2,948,789	—	4,058,822	48,243	5/14/2012	2006
Springfield, IL	(g)	829,795	3,618,738	—	4,448,533	58,201	5/14/2012	2007
Suffolk, VA	(g)	1,260,963	3,461,092	—	4,722,055	58,475	5/14/2012	2007
Wallace Commons:
Salisbury, NC	—	3,265,143	8,057,635	—	11,322,778	7,121	12/31/2012	2009
Wal-Mart:
Tallahassee, FL	(h)	14,822,861	—	—	14,822,861	—	12/11/2012	(f)
Wawa:
Cape May, NJ	(g)	1,575,773	5,789,590	—	7,365,363	56,149	8/29/2012	2005
Galloway, NJ	(g)	1,724,055	6,105,069	—	7,829,124	59,126	8/29/2012	2005
Total	$75,000,000	$146,872,903	$317,553,125	$112,501	$464,538,529

(a) As of December 31, 2012, the Company owned 81 single-tenant, freestanding retail properties and eight multi-tenant retail properties.

(b) The aggregate cost for federal income tax purposes is $528.0 million.

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

(c) The following is a reconciliation of total real estate carrying value for the years ended December 31:

	2012	2011
Balance, beginning of period	$—	$—
Additions
Acquisitions	464,426,028	—
Improvements	112,501	—
Total additions	$464,538,529	$—
Deductions
Cost of real estate sold	—	—
Adjustment to basis	—	—
Other (including provisions for impairment of real estate assets)	—	—
Total deductions	—	—
Balance, end of period	$464,538,529	$—

(d) The following is a reconciliation of accumulated depreciation for the years ended December 31:

	2012	2011
Balance, beginning of period	$—	$—
Additions
Acquisitions - Depreciation Expense for Building, Acquisitions Costs & Tenant Improvements Acquired	1,743,254	—
Improvements - Depreciation Expense for Tenant Improvements and Building Equipment	—	—
Total additions	$1,743,254	$—
Deductions
Cost of real estate sold	—	—
Other (including provisions for impairment of real estate assets)	—	—
Total deductions	—	—
Balance, end of period	$1,743,254	$—

(e) The Company’s assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, tenant improvements are amortized over the respective lease term and buildings are depreciated over 40 years.

(f) Subject to ground lease and therefore date constructed is not applicable.

(g) Property is included in the Credit Facility’s borrowing base. As of December 31, 2012, the Company had $136.9 million outstanding under the Credit Facility.

(h) Property is included in the Bridge Facility’s unencumbered borrowing base. As of December 31, 2012, the Company had $62.7 million outstanding under the Bridge Facility.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 28th day of March 2013.

Cole Credit Property Trust IV, Inc.

By:	/s/ D. KIRK MCALLASTER, JR.
D. Kirk McAllaster, Jr.
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ CHRISTOPHER H. COLE	Chairman, Chief Executive Officer and President	March 28, 2013
Christopher H. Cole	(Principal Executive Officer)

/s/ D. KIRK MCALLASTER, JR.	Executive Vice President, Chief Financial Officer and	March 28, 2013
D. Kirk McAllaster, Jr.	Treasurer (Principal Financial Officer)

/s/ SIMON J. MISSELBROOK	Senior Vice President of Accounting	March 28, 2013
Simon J. Misselbrook	(Principal Accounting Officer)

/s/ LAWRENCE S. JONES	Director	March 28, 2013
Lawrence S. Jones

/s/ J. MARC MYERS	Director	March 28, 2013
J. Marc Myers

/s/ MARC T. NEMER	Director	March 28, 2013
Marc T. Nemer

/s/ SCOTT P. SEALY, SR.	Director	March 28, 2013
Scott P. Sealy, Sr.

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

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

3.5	First Amendment to the Bylaws of Cole Credit Property Trust IV, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 333-169533), filed June 27, 2012).
3.6*	Certificate of Correction to First Articles of Amendment and Restatement, dated January 25, 2013.
4.1	Form of Initial Subscription Agreement (Incorporated by reference to Exhibit 4.1 to the Company’s post-effective amendment to Form S-11 (File No. 333-169533), filed on October 10, 2012).
4.2	Form of Additional Subscription Agreement (Incorporated by reference to Exhibit 4.2 to the Company’s post-effective amendment to Form S-11 (File No. 333-169533), filed on October 10, 2012).
4.3	Alternative Form of Initial Subscription Agreement (Incorporated by reference to Exhibit 4.3 to the Company’s post-effective amendment to Form S-11 (File No. 333-169533), filed on October 10, 2012).
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

10.5
Purchase and Sale Agreement by and between Canarsie Plaza LLC as Seller and Series D, LLC as Purchaser dated November 9, 2012 (Incorporated by reference to Exhibit 10.21 to the Company’s post-effective amendment to Form S-11 (File No. 333-169533), filed on January 10, 2013).

10.6
Loan Agreement dated December 5, 2012 between Cole MT Brooklyn NY, LLC as Borrower and PNC Bank, National Association as Lender (Incorporated by reference to Exhibit 10.22 to the Company’s post-effective amendment to Form S-11 (File No. 333-169533), filed on January 10, 2013).

Exhibit No.	Description
10.7
Credit Agreement dated December 14, 2012 among Cole Operating Partnership IV, LP as Borrower, each lender from time to time party hereto (collectively, the Lenders), JPMorgan Chase Bank, N.A., as Administrative Agent and J.P. Morgan Securities LLC as Lead Arranger and Book Manager (Incorporated by reference to Exhibit 10.23 to the Company’s post-effective amendment to Form S-11 (File No. 333-169533), filed on January 10, 2013.

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