Form 10-Q
period 2013-03-31
COLE CREDIT PROPERTY TRUST IV, INC.
filed 2013-05-14
CIK 1498547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 000-54939

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 9, 2013, there were 55,020,677 shares of common stock, par value $0.01, of Cole Credit Property Trust IV, Inc. outstanding.

COLE CREDIT PROPERTY TRUST IV, INC.

PART I
FINANCIAL INFORMATION
The accompanying condensed consolidated unaudited interim financial statements for the three months ended March 31, 2013 have been prepared by Cole Credit Property Trust IV, Inc. (the “Company,” “we,” “us,” or “our”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results expected for the full year. The information furnished in our accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statements of operations, stockholders’ equity, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We make no representation or warranty (expressed or implied) about the accuracy of any such forward looking statements contained in this Quarterly Report on Form 10-Q. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in the “Item 1A – Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
 (in thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
ASSETS
Investment in real estate assets:
Land	$184,301	$146,873
Buildings and improvements, less accumulated depreciation of $4,175 and $1,744, respectively	442,808	315,922
Acquired intangible lease assets, less accumulated amortization of $2,143 and $907, respectively	79,525	57,288
Total investment in real estate assets, net	706,634	520,083
Cash and cash equivalents	8,962	13,895
Restricted cash	344	523
Rents and tenant receivables, less allowance for doubtful account of $17 and $0, respectively	2,813	1,465
Property escrow deposits and other assets	11,849	1,142
Deferred financing costs, less accumulated amortization of $1,050 and $524, respectively	5,528	5,092
Total assets	$736,130	$542,200
LIABILITIES AND STOCKHOLDERS’ EQUITY
Borrowing facilities and note payable	$338,478	$274,594
Accounts payable and accrued expenses	3,678	5,042
Escrowed investor proceeds	344	523
Due to affiliates	5,332	2,156
Acquired below market lease intangibles, less accumulated amortization of $280 and $109, respectively	12,143	7,810
Distributions payable	2,273	1,456
Deferred rental income and other liabilities	2,489	3,140
Total liabilities	364,737	294,721
Commitments and contingencies
Redeemable common stock	4,408	1,964
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 490,000,000 shares authorized, 44,931,757 and 29,943,549 shares issued and outstanding, respectively	449	299
Capital in excess of par value	395,241	264,341
Accumulated distributions in excess of earnings	(28,705)	(19,125)
Total stockholders’ equity	366,985	245,515
Total liabilities and stockholders’ equity	$736,130	$542,200
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
 (in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenues:
Rental and other property income	$10,520	$—
Tenant reimbursement income	885	—
Total revenue	11,405	—
Expenses:
General and administrative expenses	995	35
Property operating expenses	1,037	—
Advisory fees and expenses	1,189	—
Acquisition related expenses	5,639	—
Depreciation	2,431	—
Amortization	1,169	—
Total operating expenses	12,460	35
Operating loss	(1,055)	(35)
Other expense:
Interest expense and other	(2,740)	—
Total other expense	(2,740)	—
Net loss	$(3,795)	$(35)
Weighted average number of common shares outstanding:
Basic and diluted	37,467,360	20,000
Net loss per common share:
Basic and diluted	$(0.10)	$(1.76)
Distributions declared per common share	$0.15	$0.00
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
 (in thousands, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2013	29,943,549	$299	$264,341	$(19,125)	$245,515
Issuance of common stock	14,998,230	150	149,448	—	149,598
Distributions to investors	—	—	—	(5,785)	(5,785)
Commissions on stock sales and related dealer manager fees	—	—	(13,007)	—	(13,007)
Other offering costs	—	—	(2,997)	—	(2,997)
Redemptions of common stock	(10,022)	—	(100)	—	(100)
Changes in redeemable common stock	—	—	(2,444)	—	(2,444)
Net loss	—	—	—	(3,795)	(3,795)
Balance, March 31, 2013	44,931,757	$449	$395,241	$(28,705)	$366,985
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
 (in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(3,795)	$(35)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,431	—
Amortization of intangible lease assets and below market lease intangible, net	1,091	—
Amortization of deferred financing costs	526	—
Bad debt expense	17	—
Changes in assets and liabilities:
Rents and tenant receivables	(1,365)	—
Prepaid expenses and other assets	347	—
Accounts payable and accrued expenses	1,101	34
Deferred rental income and other liabilities	(727)	—
Due to affiliates	2,310	—
Net cash provided by (used in) operating activities	1,936	(1)
Cash flows from investing activities:
Investment in real estate assets	(188,129)	—
Payment of property escrow deposits	(12,300)	—
Refund of property escrow deposits	1,817	—
Change in restricted cash	179	(976)
Net cash used in investing activities	(198,433)	(976)
Cash flows from financing activities:
Proceeds from borrowing facilities	114,584	—
Repayments of borrowing facilities	(50,700)	—
Proceeds from issuance of common stock	147,054	—
Redemptions of common stock	(100)	—
Offering costs on issuance of common stock	(15,138)	—
Distributions to investors	(2,424)	—
Payment of loan deposits	(571)	—
Change in escrowed investor proceeds	(179)	976
Deferred financing costs paid	(962)	—
Net cash provided by financing activities	191,564	976
Net decrease in cash and cash equivalents	(4,933)	(1)
Cash and cash equivalents, beginning of period	13,895	200
Cash and cash equivalents, end of period	$8,962	$199
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
March 31, 2013
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Credit Property Trust IV, Inc. (the “Company”) was formed on July 27, 2010 and is a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes beginning with the year ended December 31, 2012. The Company is the sole general partner of and owns, directly or indirectly, 100% of the partnership interest in Cole Operating Partnership IV, LP, a Delaware limited partnership (“CCPT IV OP”). The Company is externally managed by Cole REIT Advisors IV, LLC (“CR IV Advisors”), an affiliate of its sponsor.
On January 26, 2012, pursuant to a Registration Statement on Form S-11 (Registration No. 333-169533) (the “Registration Statement”) filed under the Securities Act of 1933, as amended (the “Securities Act”), the Company commenced its initial public offering on a “best efforts” basis of up to a maximum of 250.0 million shares of its common stock at a price of $10.00 per share, subject to reduction in certain circumstances, and up to 50.0 million additional shares to be issued pursuant to a distribution reinvestment plan (the “DRIP”) under which the Company’s stockholders may elect to have distributions reinvested in additional shares of common stock at a price of $9.50 per share (the “Offering”).
On April 13, 2012, the Company issued approximately 308,000 shares of its common stock in the Offering and commenced principal operations. As of March 31, 2013, the Company had issued approximately 44.9 million shares of its common stock in the Offering for gross offering proceeds of $447.8 million before offering costs, selling commissions and dealer manager fees of $48.0 million. The Company intends to continue to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio of core commercial real estate investments primarily consisting of necessity retail properties located throughout the United States, including U.S. protectorates. The Company expects that the retail properties primarily will be single-tenant properties and multi-tenant “power centers” anchored by large, creditworthy national or regional retailers. The Company expects that the retail properties typically will be subject to long-term triple net or double net leases, whereby the tenant will be obligated to pay for most of the expenses of maintaining the property. As of March 31, 2013, the Company owned 121 properties, comprising 3.5 million rentable square feet of commercial space located in 29 states. As of March 31, 2013, the rentable space at these properties was 98% leased.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2012, and related notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
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
March 31, 2013

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
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the three months ended March 31, 2013 and 2012.
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
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of March 31, 2013 or December 31, 2012.
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
March 31, 2013

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
The Company has acquired, and may continue to acquire, certain properties subject to contingent consideration arrangements that may obligate the Company to pay additional consideration to the seller based on the outcome of future events (the “Contingent Payments”). Additionally, the Company may acquire certain properties for which it funds certain contingent consideration amounts into an escrow account pending the outcome of certain future events. The outcome may result in the release of all or a portion of the escrow funds to the Company, the seller or a combination thereof. Contingent consideration arrangements are based on a predetermined formula and have set time periods regarding the obligation to make future payments, including funds released to the seller from escrow accounts, or the right to receive escrowed funds as set forth in the respective purchase and sale agreement. Contingent consideration arrangements, including amounts funded through an escrow account, are recorded upon acquisition of the respective property at their estimated fair value, and any changes to the estimated fair value, subsequent to acquisition, are reflected in the accompanying condensed consolidated unaudited statements of operations. The determination of the amount of contingent consideration arrangements is based on the probability of several possible outcomes as identified by management. The respective amounts recorded are carried at fair value.
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
Concentration of Credit Risk
As of March 31, 2013, the Company had cash on deposit in four financial institutions, two of which had deposits in excess of federally insured levels totaling $8.5 million; however, the Company has not experienced any losses in such accounts. The Company limits significant cash deposits to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2013

As of March 31, 2013, one of the Company’s tenants, BJ’s Wholesale Club, Inc. accounted for 11% of the Company’s 2013 gross annualized rental revenues. The Company also had certain geographic concentrations in its property holdings. In particular, as of March 31, 2013, one of the Company’s properties was located in New York, seven were located in Georgia and 28 were located in Texas, which accounted for 17%, 15% and 15%, respectively, of the Company’s 2013 gross annualized rental revenues. In addition, the Company had tenants in the discount store, warehouse club, drugstore and restaurant industries, which comprised 14%, 12%, 11% and 11%, respectively, of the Company’s 2013 gross annualized rental revenues.
Offering and Related Costs
CR IV Advisors funds all of the organization and offering costs on the Company’s behalf (excluding selling commissions and the dealer manager fees) and may be reimbursed for such costs up to 2.0% of gross proceeds from the Offering. As of March 31, 2013, CR IV Advisors had paid organization and offering costs in excess of the 2.0% in connection with the Offering. These costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 2.0% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these costs may become payable. When recorded by the Company, organization costs are expensed as incurred and offering costs, which include items such as legal and accounting fees, marketing and personnel, promotional and printing costs, are recorded as a reduction of capital in excess of par value along with selling commissions and dealer manager fees in the period in which they become payable.
Due to Affiliates
Certain affiliates of the Company’s advisor received, and will continue to receive, fees, reimbursements and compensation in connection with services provided relating to the Offering and the acquisition, management, financing and leasing of the properties of the Company.
Redeemable Common Stock
Under the Company’s share redemption program, the Company’s requirement to redeem shares of its outstanding common stock is limited, among other things, to the net proceeds received by the Company from the sale of shares under the DRIP, net of shares redeemed to date. The Company records amounts that are redeemable under the share redemption program as redeemable common stock outside of permanent equity in the accompanying condensed consolidated unaudited balance sheets. Changes in the amount of redeemable common stock from period to period are recorded as an adjustment to capital in excess of par value.
New Accounting Pronouncements
In February 2013, the U.S. Financial Accounting Standards Board issued Accounting Standards Update, 2013-02 Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), which amends the reporting requirements for comprehensive income pertaining to the reclassification of items out of accumulated other comprehensive income. ASU 2013-02 was effective for the Company beginning January 1, 2013. The adoption of ASU 2013-02 did not have a material impact on the Company’s condensed consolidated unaudited financial statements because the Company did not have other comprehensive income.
NOTE 3 — FAIR VALUE MEASUREMENTS
GAAP defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. GAAP emphasizes that fair value is intended to be a market-based measurement, as opposed to a transaction-specific measurement.
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
March 31, 2013

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
Borrowing facilities and note payable – The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The estimated fair value of the Company’s debt was $338.5 million and $274.6 million as of March 31, 2013 and December 31, 2012, respectively, which approximated the carrying value on each respective date. The fair value of the Company’s debt is estimated using Level 2 inputs.
Bond obligations – The Company has bond obligations pursuant to a special assessment from a municipality that were assumed in connection with a property acquisition. The fair value is estimated by discounting the expected cash flows on the bond obligations at rates for similar obligations that management believes would be available to the Company as of the measurement date. The estimated fair value of the Company’s bond obligations was $607,000 and $584,000 as of March 31, 2013 and December 31, 2012, respectively, which approximated the carrying value on each respective date. The fair value of the Company’s bond obligations is estimated using Level 2 inputs.
Contingent consideration arrangements – The contingent consideration arrangements are carried at fair value and are valued using Level 3 inputs. The fair value of the Contingent Payments is determined based on the estimated timing and probability of the seller leasing vacant space subsequent to the Company's acquisition of certain properties. The estimated fair value of the these arrangements was $708,000 as of both March 31, 2013 and December 31, 2012, and is included in the accompanying condensed consolidated unaudited balance sheets in deferred rental income and other liabilities. As of March 31, 2013, there have been no purchases, sales, issuances or settlements with respect to the contingent consideration arrangements.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of March 31, 2013, there have been no transfers of financial assets or liabilities between levels.
NOTE 4 — REAL ESTATE ACQUISITIONS
During the three months ended March 31, 2013, the Company acquired 32 commercial properties for an aggregate purchase price of $185.4 million (the “2013 Acquisitions”). The Company purchased the 2013 Acquisitions with net proceeds from the Offering and borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation (in thousands):

March 31, 2013
Land	$37,405
Building and improvements	129,273
Acquired in-place leases	20,489
Acquired above market leases	2,775
Acquired below market leases	(4,503)
Total purchase price	$185,439
During the three months ended March 31, 2013, the Company recorded revenue of $1.0 million and a net loss of $5.3 million related to the 2013 Acquisitions.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2013

The following information summarizes selected financial information of the Company as if all of the 2013 Acquisitions were completed on January 1, 2012 for each period presented below. The table below presents the Company’s estimated revenue and net income (loss), on a pro forma basis, for the three months ended March 31, 2013 and 2012, respectively (in thousands).

	Three Months Ended March 31,
	2013	2012
Pro forma basis:
Revenue	$15,799	$5,397
Net income (loss)	$5,121	$(3,265)
The pro forma information for the three months ended March 31, 2013 was adjusted to exclude $5.6 million of acquisition costs recorded during such period related to the 2013 Acquisitions. These costs were recognized in the pro forma information for the three months ended March 31, 2012. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2012, nor does it purport to represent the results of future operations.
NOTE 5 — BORROWING FACILITIES AND NOTE PAYABLE
As of March 31, 2013, the Company had $338.5 million of debt outstanding, with a weighted average years to maturity of 3.4 years and weighted average interest rate of 3.6%. The following table summarizes the debt activity during the three months ended March 31, 2013 (in thousands):

	Balance as of	During the Three Months Ended March 31, 2013		Balance as of
	December 31, 2012	Debt Issuance	Repayments	March 31, 2013
Fixed rate debt	$75,000	$—	$—	$75,000
Bridge facility	62,726	59,584	(35,700)	86,610
Credit facility	136,868	55,000	(15,000)	176,868
Total	$274,594	$114,584	$(50,700)	$338,478
As of March 31, 2013, the fixed rate debt consisted of a $75.0 million interest only note payable with an interest rate of 3.69% and a maturity date of January 1, 2023. The mortgage note payable is secured by the respective property on which the debt was placed. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt was $124.0 million as of March 31, 2013.
The Company had $86.6 million of debt outstanding under its unsecured bridge facility with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) as administrative agent (the “Bridge Facility”), which provided for borrowings of up to $150.0 million pursuant to a modified credit agreement (the “Bridge Agreement”) as of March 31, 2013. The Company had no additional amounts available under the Bridge Facility as of March 31, 2013 based on the underlying collateral pool of $173.2 million. The Bridge Facility matures on June 14, 2013. The Bridge Facility bears interest at rates depending upon the type of loan specified by the Company. For a Eurodollar rate loan, as defined in the Bridge Agreement, the interest rate will be equal to the one-month LIBOR for the interest period multiplied by the statutory reserve rate, as defined in the Bridge Agreement (the “Adjusted LIBOR”), plus 2.75%. For base rate committed loans, the interest rate will be a per annum amount equal to the greater of (1) JPMorgan Chase’s prime rate; (2) the Federal Funds Effective Rate plus 0.50%; or (3) the Adjusted LIBOR plus 2.75%. The Bridge Facility had a weighted average interest rate of 5.00% as of March 31, 2013. Subsequent to March 31, 2013, the Company entered into an amended agreement related to the Bridge Facility. See Note 10 for further discussion regarding the amended terms.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2013

As of March 31, 2013, the Company had $176.9 million of debt outstanding under its secured revolving credit facility with JPMorgan Chase as administrative agent (the “Credit Facility”) pursuant to an amended and restated credit agreement (the “Credit Agreement”). The Credit Facility allows the Company to borrow up to $250.0 million. As of March 31, 2013, the Company had no additional amounts available under the Credit Facility based on the underlying collateral pool of $493.4 million. Subject to meeting certain conditions described in the Credit Agreement and the payment of certain fees, the amount of the Credit Facility may be increased up to a maximum of $400.0 million. The Credit Facility matures on July 13, 2015. The Credit Facility bears interest at rates depending upon the type of loan specified by the Company. For a Eurodollar rate loan, as defined in the Credit Agreement, the interest rate will be equal to the one-month LIBOR for the interest period, plus 2.35%. For floating rate loans, the interest rate will be a per annum amount equal to 1.35% plus the greatest of (1) the Federal Funds Rate plus 0.50%; (2) JPMorgan Chase’s Prime Rate; or (3) the one-month LIBOR plus 1.00%. As of March 31, 2013, the Credit Facility had a weighted average interest rate 2.89%.
The Credit Agreement, the Bridge Agreement and the note payable contain customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage and leverage ratio requirements and dividend payout and REIT status requirements. Based on the Company’s analysis and review of its results of operations and financial condition, the Company believes it was in compliance with such covenants as of March 31, 2013.
In addition, the Company had a $10.0 million subordinate revolving line of credit with Series C, LLC, an affiliate of CR IV Advisors (“Series C”), (the “Series C Loan”). The Series C Loan has a fixed interest rate of 4.50% with accrued interest payable monthly in arrears and principal due upon maturity on April 12, 2013. The Series C Loan was approved by a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction as being fair, competitive and commercially reasonable and no less favorable to the Company than a comparable loan between unaffiliated parties under the same circumstances. As of March 31, 2013, there were no amounts outstanding on the Series C Loan.
NOTE 6 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the three months ended March 31, 2013 and 2012 are as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$2,273	$—
Accrued other offering costs due to affiliates	$2,527	$—
Accrued capital expenditures	$350	$—
Common stock issued through distribution reinvestment plan	$2,544	$—
Supplemental Cash Flow Disclosures:
Interest paid	$1,888	$—
NOTE 7 — COMMITMENTS AND CONTINGENCIES
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

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2013

Purchase Commitments
As of March 31, 2013, the Company had entered into purchase agreements with unaffiliated third-party sellers to acquire a 100% interest in five retail properties, subject to meeting certain criteria, for an aggregate purchase price of $219.6 million, exclusive of closing costs. As of March 31, 2013, the Company had $10.5 million of property escrow deposits held by escrow agents in connection with these future property acquisitions, of which $10.2 million will be forfeited if the transactions are not completed under certain circumstances. These deposits are included in the accompanying condensed consolidated unaudited balance sheets in property escrow deposits and other assets. As of May 9, 2013, none of these escrow deposits had been forfeited.
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
NOTE 8 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred, and will continue to incur, commissions, fees and expenses payable to CR IV Advisors and certain of its affiliates in connection with the Offering, and the acquisition, management and disposition of its assets.
Offering
In connection with the Offering, Cole Capital Corporation (“Cole Capital”), the Company’s dealer manager, which is affiliated with its advisor, receives a selling commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. Cole Capital has reallowed and intends to continue to reallow 100% of selling commissions earned to participating broker-dealers. In addition, Cole Capital receives up to 2.0% of gross offering proceeds before reallowance to participating broker-dealers as a dealer manager fee in connection with the Offering. Cole Capital, in its sole discretion, may reallow all or a portion of its dealer manager fee to such participating broker-dealers. No selling commissions or dealer manager fees are paid to Cole Capital or other broker-dealers with respect to shares sold pursuant to the DRIP.
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions and the dealer manager fees) are paid by CR IV Advisors or its affiliates and are reimbursed by the Company up to 2.0% of aggregate gross offering proceeds. A portion of the other organization and offering expenses are considered to be underwriting compensation. As of March 31, 2013, CR IV Advisors had paid organization and offering costs in excess of the 2.0% in connection with the Offering. These costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 2.0% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these costs may become payable.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2013

The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by CR IV Advisors or its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended March 31,
	2013	2012
Offering:
Selling commissions	$10,061	$—
Selling commissions reallowed by Cole Capital	$10,061	$—
Dealer manager fees	$2,946	$—
Dealer manager fees reallowed by Cole Capital	$1,622	$—
Other organization and offering expenses	$2,997	$—
As the Company did not commence principal operations until April 13, 2012, the Company did not incur any commissions, fees or expense reimbursements in connection with the offering stage during the three months ended March 31, 2012.
Acquisitions and Operations
CR IV Advisors or its affiliates also receive acquisition fees of up to 2.0% of: (1) the contract purchase price of each property or asset the Company acquires; (2) the amount paid in respect of the development, construction or improvement of each asset the Company acquires; (3) the purchase price of any loan the Company acquires; and (4) the principal amount of any loan the Company originates. Additionally, CR IV Advisors or its affiliates are reimbursed for acquisition related expenses incurred in the process of acquiring properties, so long as the total acquisition fees and expenses relating to the transaction do not exceed 6.0% of the contract purchase price.
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
The Company recorded fees and expense reimbursements as shown in the table below for services provided by CR IV Advisors or its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended March 31,
	2013	2012
Acquisition and Operations:
Acquisition fees and expenses	$3,985	$—
Advisory fees and expenses	$1,189	$—
Operating expenses	$506	$—
As the Company did not commence principal operations until April 13, 2012, the Company did not incur any fees or expense reimbursements in connection with the acquisitions and operations stage during the three months ended March 31, 2012.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2013

Liquidation/Listing
If CR IV Advisors or its affiliates provide a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of properties, the Company will pay CR IV Advisors or its affiliate a disposition fee in an amount equal to up to one-half of the brokerage commission paid on the sale of the property, not to exceed 1.0% of the contract price of the property sold; provided, however, in no event may the disposition fee paid to CR IV Advisors or its affiliates, when added to the real estate commissions paid to unaffiliated third parties, exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price.
If the Company is sold or its assets are liquidated, CR IV Advisors will be entitled to receive a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after investors have received a return of their net capital invested and an 8.0% annual cumulative, non-compounded return. Alternatively, if the Company’s shares are listed on a national securities exchange, CR IV Advisors will be entitled to a subordinated performance fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing exceeds the sum of the total amount of capital raised from investors and the amount of distributions necessary to generate an 8.0% annual cumulative, non-compounded return to investors. As an additional alternative, upon termination of the advisory agreement, CR IV Advisors may be entitled to a subordinated performance fee similar to that to which CR IV Advisors would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination.
During each of the three months ended March 31, 2013 and 2012, no commissions or fees were incurred for any services provided by CR IV Advisors and its affiliates in connection with the liquidation/listing stage.
Due to Affiliates
As of March 31, 2013, $5.3 million had been incurred primarily for offering, operating and acquisition related expenses by CR IV Advisors or its affiliates, but had not yet been reimbursed by the Company and were included in due to affiliates in the condensed consolidated unaudited balance sheets.
Transactions
During the three months ended March 31, 2013, the Company did not acquire any properties from or enter into any loan agreements with affiliates of the Company’s advisor. During the year ended December 31, 2012, the Company acquired 100% of the membership interests in two commercial properties from Series C for an aggregate purchase price of $4.3 million. A majority of the Company’s board of directors (including a majority of the Company’s independent directors) not otherwise interested in the transactions approved the acquisitions as being fair and reasonable to the Company and determined that the cost to the Company of each property was equal to the cost of the respective property to Series C (including acquisition related expenses). In addition, the purchase price of each property, exclusive of closing costs, was less than the then-current appraised value of the respective property as determined by an independent third party appraiser.
In connection with the real estate assets acquired from Series C during the year ended December 31, 2012, the Company entered into the Series C Loan. Refer to Note 5 to these condensed consolidated unaudited financial statements for the terms of the Series C Loan. The Series C Loan was repaid in full during the year ended December 31, 2012 with proceeds from the Offering. The Company paid $39,000 of interest to CR IV Advisors related to the Series C Loan during the year ended December 31, 2012.
NOTE 9 — ECONOMIC DEPENDENCY
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

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2013

NOTE 10 — SUBSEQUENT EVENTS
Status of the Offering
As of May 9, 2013, the Company had received $547.4 million in gross offering proceeds through the issuance of approximately 55.0 million shares of its common stock in the Offering (including shares issued pursuant to the DRIP).
Borrowing Facilities
Subsequent to March 31, 2013, the Company entered into an amended agreement related to the Bridge Facility, which increased the maximum allowable borrowings to $250.0 million and extended the maturity date to September 14, 2013. As of May 9, 2013, the Company had $209.2 million outstanding under the Credit Facility and $91.5 million outstanding under the Bridge Facility.
Investment in Real Estate Assets
Subsequent to March 31, 2013, the Company acquired 21 commercial real estate properties for an aggregate purchase price of $280.9 million. The acquisitions were funded with net proceeds of the Offering and available borrowings. Acquisition related expenses totaling $6.2 million were expensed as incurred.
CCPT III / Cole Holdings Merger
On April 5, 2013, Cole Credit Property Trust III, Inc. (“CCPT III”) acquired the Company’s sponsor pursuant to a transaction whereby Cole Holdings Corporation (“Cole Holdings”) merged with and into CREInvestments, LLC (“CREI”), a wholly-owned subsidiary of CCPT III. Prior to the merger, Cole Holdings was wholly-owned by Mr. Christopher H. Cole, the Company’s chairman of the board, chief executive officer and president. Cole Holdings was also an affiliate of the Company’s sponsor, the parent company and indirect owner of the Company’s advisor, and was the indirect owner of the Company’s dealer manager. As a result of the merger, the Company’s advisor and dealer manager are wholly-owned by CREI.  Also in connection with the merger, the property management services previously performed for the Company by Cole Realty Advisors, Inc. have been assigned to CREI Advisors, LLC, a wholly-owned subsidiary of CREI. Despite the indirect change in control of the Company’s advisor and dealer manager, and the assignment of these property management services to CREI Advisors, LLC, the Company expects that the advisory, dealer manager and property management services it receives will continue without any merger-related changes in personnel or service procedures.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2012. The terms “we,” “us,” “our” and the “Company” refer to Cole Credit Property Trust IV, Inc. and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our condensed consolidated unaudited financial statements and the notes thereto.
Forward-Looking Statements
Except for historical information, this section contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including discussion and analysis of our financial condition and our subsidiaries, our anticipated capital expenditures, amounts of anticipated cash distributions to our stockholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of our business and industry. Words such as “may,” “will,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” or comparable words, variations and similar expressions are intended to identify forward-looking statements. All statements not based on historical fact are forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or implied in the forward-looking statements. A full discussion of our risk factors may be found under “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Investors are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Quarterly Report on Form 10-Q include, among others, changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, rent relief, inability to obtain new tenants upon the expiration or termination of existing leases, inability to obtain financing or refinance existing debt, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows. The forward-looking statements should be read in light of the risk factors identified under “Item 1A – Risk Factors” in our Annual Report on the Form 10-K for the year ended December 31, 2012.
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
Overview
We were formed on July 27, 2010, and we intend to elect to be taxed as a REIT for federal income tax purposes beginning with the taxable year ended December 31, 2012. We commenced our principal operations on April 13, 2012, when we satisfied the conditions of our escrow agreement and issued approximately 308,000 shares of our common stock. We have no paid employees and are externally advised and managed by CR IV Advisors. We intend to use substantially all of the net proceeds from the Offering to acquire and operate a diverse portfolio of retail and other income-producing commercial properties, which are leased to creditworthy tenants under long-term leases. We expect that most of the properties will be strategically located throughout the United States and U.S. protectorates and subject to long-term triple net or double net leases, whereby the tenant will be obligated to pay for all or most of the expenses of maintaining the property (including real estate taxes, special assessments and sales and use taxes, utilities, insurance, building repairs and common area maintenance related to the property). We generally intend to hold each property we acquire for an extended period of more than seven years.

Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our property indebtedness and acquisition and operating expenses. Rental and other property income accounted for 92% of our total revenue for the three months ended March 31, 2013. As 98% of our rentable square feet was under lease as of March 31, 2013, with a weighted average remaining lease term of 13.6 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. CR IV Advisors regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If CR IV Advisors identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease. In addition, as of March 31, 2013, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate assets net of gross intangible lease liabilities, was 48%.
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
Recent Market Conditions

Beginning in late 2007, domestic and international financial markets experienced significant disruptions that were brought about in large part by challenges in the global banking system. These disruptions severely impacted the availability of credit and contributed to rising costs associated with obtaining credit. Financial conditions affecting commercial real estate have improved and continue to improve, as low treasury rates and increased lending from banks, insurance companies and commercial mortgage backed securities (“CMBS”) conduits have put downward pressure on mortgage rates. Nevertheless, the lending market remains sensitive to the macro environment, such as Federal Reserve policy, market sentiment or regulatory factors affecting the banking and CMBS industries.  While we expect that financial conditions will remain favorable, if they were to deteriorate we may experience more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance any debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We expect to manage the current mortgage lending environment by considering alternative lending sources, including the securitization of debt, utilizing fixed rate loans, borrowings on the Credit Facility and the Bridge Facility, short-term variable rate loans, assuming existing mortgage loans in connection with property acquisitions, entering into interest rate lock or swap agreements, or completing any combination of the foregoing.
Commercial real estate fundamentals continue to strengthen, as a moderate pace of job creation has supported gains in office absorption, retail sales and warehouse distribution.  Although construction activity has increased, it remains near historic lows; as a result, incremental demand growth has helped to reduce vacancy rates and support modest rental growth.  Improving fundamentals have resulted in gains in property values; however, in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. As of March 31, 2013, 98% of our rentable square feet was under lease, and we expect that occupancy will remain high as the real estate recovery continues.  However, if recent improvements in the economy reverse course, we may experience vacancies or be required to reduce rental rates on occupied space. If we do experience vacancies, CR IV Advisors will actively seek to lease our vacant space; nevertheless, such space may be leased at lower rental rates and for shorter lease terms than our current leases provide.
Results of Operations
As of March 31, 2013, we owned 121 properties, of which 98% of the rentable square feet was leased. As we did not commence principal operations until April 13, 2012, comparative financial data is not presented for the three months ended March 31, 2012.

Three Months Ended March 31, 2013
Revenue for the three months ended March 31, 2013 totaled $11.4 million. Our revenue consisted primarily of rental and other property income of $10.5 million related to our 121 properties, which accounted for 92% of total revenue. We also paid certain operating expenses subject to reimbursement by our tenants, which resulted in $885,000 in tenant reimbursement income during the three months ended March 31, 2013.
General and administrative expenses for the three months ended March 31, 2013 totaled $995,000, primarily consisting of insurance, unused Credit Facility fees, accounting fees, escrow and trustee fees, and professional fees. For the three months ended March 31, 2013, property operating expenses were $1.0 million, primarily related to property taxes, repairs and maintenance and property related insurance. Depreciation and amortization expenses were $3.6 million related to average invested assets of $607.7 million for the three months ended March 31, 2013. Acquisition related expenses totaled $5.6 million during the three months ended March 31, 2013 related to the 2013 Acquisitions.
Pursuant to the advisory agreement with CR IV Advisors and based upon the amount of our current invested assets, we are required to pay to CR IV Advisors a monthly advisory fee equal to one-twelfth of 0.75% of the average invested assets. Additionally, we may be required to reimburse certain expenses incurred by CR IV Advisors in providing such advisory services, subject to limitations as set forth in the advisory agreement. Advisory fees and expenses for the three months ended March 31, 2013 totaled $1.2 million.
Our 2013 Acquisitions were financed with net proceeds from our Offering and proceeds from the Credit Facility and the Bridge Facility. During the three months ended March 31, 2013, we incurred interest expense of $2.7 million, which included $526,000 in amortization of deferred financing costs. Our debt financing costs in future periods will vary based on our level of future borrowings, which will depend on the level of investor proceeds raised, the cost and availability of borrowings and the opportunity to acquire real estate assets in accordance with our investment strategy.
Distributions
Our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001712523 per share (which equates to 6.25% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the period commencing on January 1, 2013 and ending on June 30, 2013.
During the three months ended March 31, 2013, we paid distributions of $5.0 million, including $2.5 million through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the three months ended March 31, 2013 was $1.9 million and reflected a reduction for real estate acquisition related expenses incurred of $5.6 million, in accordance with GAAP. As set forth in the “Estimated Use of Proceeds” section of the prospectus for the Offering, we treat our real estate acquisition related expenses as funded by proceeds from the Offering, including proceeds from the DRIP. Therefore, proceeds from the issuance of common stock for the three months ended March 31, 2013 are considered a source of our distributions to the extent that real estate acquisition related expenses have reduced net cash flows provided by operating activities. Our 2013 distributions were funded by net cash provided by operating activities of $1.9 million, or 39%, and proceeds from the Offering of $3.1 million, or 61%. For the three months ended March 31, 2012, no distributions were paid as we had not commenced principal operations.
Liquidity and Capital Resources
General
Our principal demands for funds will be for real estate and real estate-related investments, for the payment of operating expenses and distributions, for the payment of principal and interest on any outstanding indebtedness and to satisfy redemption requests. Generally, we expect to meet cash needs for items other than acquisitions from our cash flows from operations, and we expect to meet cash needs for acquisitions from the net proceeds of our Offering and from debt financings. The sources of our operating cash flows will primarily be provided by the rental income received from our leased properties. We expect to continue to raise capital through the Offering and to utilize such funds and proceeds from secured or unsecured financing to complete future property acquisitions.
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

We expect our operating cash flows to increase as we continue to acquire properties. Assuming a maximum offering and assuming all shares available under the DRIP are sold, we expect that approximately 88.1% of the gross proceeds from the sale of our common stock (86.7% if no shares are issued pursuant to the DRIP) will be invested in real estate and real estate-related assets, while the remaining approximately 11.9% will be used for working capital and to pay costs of the Offering, including sales commissions, dealer manager fees, organization and offering expenses and fees and expenses of CR IV Advisors in connection with acquiring properties. CR IV Advisors pays the organizational and other offering costs associated with the sale of our common stock (excluding selling commissions and the dealer manager fees), which we reimburse in an amount up to 2.0% of the gross proceeds of the Offering. As of March 31, 2013, CR IV Advisors had paid organization and offering costs in excess of the 2.0% in connection with the Offering. These costs were not included in our financial statements because such costs were not a liability to us as they exceeded 2.0% of gross proceeds from the Offering. As we continue to raise additional proceeds from the Offering, these costs may become payable. This amount may become payable to CR IV Advisors as we continue to raise additional proceeds in the Offering.
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related investments and the payment of acquisition related expenses, operating expenses, distributions and redemptions to stockholders and interest and principal on any current and future indebtedness. Generally, we expect to meet our long-term liquidity requirements through proceeds from the sale of our common stock, borrowings on our Credit Facility, proceeds from secured or unsecured borrowings from banks and other lenders and net cash flows provided by operations.
We expect that substantially all net cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we may use other sources to fund distributions, as necessary, including proceeds from the Offering, borrowings on the Credit Facility and/or future borrowings on our unencumbered assets. To the extent that cash flows from operations are lower due to fewer properties being acquired or lower than expected returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash flows from the Offering or debt financings will be used to fund acquisitions, certain capital expenditures identified at acquisition, repayments of outstanding debt or distributions to our stockholders.
As of March 31, 2013, we had issued approximately 44.9 million shares of our common stock in the Offering resulting in gross proceeds of $447.8 million. As of March 31, 2013, we redeemed approximately 10,000 shares due to the death of a stockholder for $100,000 ($10.00 per share).
As of March 31, 2013, we had $338.5 million of debt outstanding and the ratio of our debt to gross real estate assets, net of gross intangible lease liabilities, was 48%. In addition, as of March 31, 2013, we had bond obligations totaling $607,000 included in the accompanying condensed consolidated unaudited balance sheets in deferred rental income and other liabilities. See Note 5 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.
Our contractual obligations as of March 31, 2013 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments — borrowing facilities	$263,478	$86,610	$176,868	$—	$—
Interest payments — borrowing facilities (2)	13,021	6,091	6,930	—	—
Principal payments — fixed rate debt (3)	75,516	—	—	5	75,511
Interest payments — fixed rate debt	28,006	2,835	5,709	5,701	13,761
Total	$380,021	$95,536	$189,507	$5,706	$89,272

(1)	The table does not include amounts due to CR IV Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)	Payment obligations under the Credit Facility and the Bridge Facility are based on interest rates in effect as of March 31, 2013 of 2.89% and 5.00%, respectively.

(3)
The fixed rate debt includes bond obligations of $516,000 included in the accompanying condensed consolidated unaudited balance sheets in deferred rental income and other liabilities, with principal payment amounts that reflect actual payments based on the face amount of the bond obligations assumed in connection with a property acquisition. As of March 31, 2013, the fair value adjustments, net of amortization, of bond obligations were $91,000.

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
As of March 31, 2013, we had entered into purchase agreements with unaffiliated third-party sellers to acquire a 100% interest in five retail properties, subject to meeting certain criteria, for an aggregate purchase price of $219.6 million, exclusive of closing costs. As of March 31, 2013, we had $10.5 million of property escrow deposits held by escrow agents in connection with these future property acquisitions, of which $10.2 million will be forfeited if the transactions are not completed under certain circumstances. These deposits are included in the accompanying condensed consolidated unaudited balance sheets in property escrow deposits and other assets. As of May 9, 2013, none of these escrow deposits had been forfeited.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities was $1.9 million for the three months ended March 31, 2013, primarily due to depreciation and amortization expenses totaling $4.0 million and an increase in due to affiliates of $2.3 million, offset by a net loss of $3.8 million, which resulted primarily from $5.6 million of acquisition costs for the 2013 Acquisitions, and a decrease in rents and tenant receivables of $1.4 million. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities was $198.4 million for the three months ended March 31, 2013, primarily resulting from the purchase of the 2013 Acquisitions and the payment of property escrow deposits totaling $12.3 million.
Financing Activities. Net cash provided by financing activities was $191.6 million for the three months ended March 31, 2013, primarily due to net proceeds from the issuance of common stock of $131.9 million and net proceeds from the borrowing facilities and note payable of $63.9 million.
Election as a REIT
We believe we qualify and intend to elect to be taxed as a REIT for federal income tax purposes under the Internal Revenue Code of 1986, as amended, beginning with the year ended December 31, 2012. To qualify and maintain our status as a REIT, we must meet certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. As a REIT, we generally would not be subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains).
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

Critical Accounting Policies and Estimates
Our accounting policies have been established to conform to GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We consider our critical accounting policies to be the following:

•	Investment in and Valuation of Real Estate Assets;

•	Allocation of Purchase Price of Real Estate Assets;

•	Revenue Recognition; and

•	Income Taxes.
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2012, and our critical accounting policies have not changed during the three months ended March 31, 2013. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2012, and related notes thereto.
Commitments and Contingencies
We may be subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 7 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanations.
Related-Party Transactions and Agreements
We have entered into agreements with CR IV Advisors and its affiliates whereby we agree to pay certain fees to, or reimburse certain expenses of, CR IV Advisors or its affiliates such as acquisition fees, disposition fees, organization and offering costs, sales commissions, dealer manager fees, advisory fees and reimbursement of certain operating costs. See Note 8 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.
Subsequent Events
Certain events occurred subsequent to March 31, 2013 through the filing date of this Quarterly Report on Form 10-Q. Refer to Note 10 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation.
New Accounting Pronouncements
Refer to Note 2 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation. There have been no accounting pronouncements issued, but not yet applied by us, that will significantly impact our financial statements.
Off-Balance Sheet Arrangements
As of March 31, 2013 and December 31, 2012, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
In connection with the acquisition of our properties, we have obtained variable rate debt financing, and are therefore exposed to changes in LIBOR. As of March 31, 2013, we had $263.5 million of variable rate debt outstanding on our borrowing facilities, and a change of 50 basis points in interest rates would result in a change in interest expense of $1.3 million per annum. In the future, we may obtain additional variable rate debt financing to fund certain property acquisitions, and may be further exposed to interest rate changes. Our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. In addition, we expect that we may enter into derivative financial instruments such as interest rate swaps, interest rate caps and rate lock arrangements in order to mitigate our interest rate risk. To the extent we enter into such arrangements, we are exposed to credit and market risks including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2013, were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or to which our properties are the subject.

Item 1A.	Risk Factors
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On August 11, 2010, we sold 20,000 shares of common stock, at $10.00 per share, to Cole Holdings, which formerly was the indirect owner of CR IV Advisors and our dealer manager. On January 26, 2012, the Registration Statement for the offering of up to 250.0 million shares of common stock at a price of $10.00 per share, subject to reduction in certain circumstances, was declared effective under the Securities Act. The Registration Statement also covered the offering of up to 50.0 million shares of common stock pursuant to the DRIP, under which stockholders may elect to have distributions reinvested in additional shares at a price of $9.50 per share.
On April 13, 2012, we issued approximately 308,000 shares of our common stock in the Offering and commenced principal operations. As of March 31, 2013, we had issued approximately 44.9 million shares in the Offering for gross proceeds of $447.8 million, out of which we paid $39.1 million in selling commissions and dealer manager fees and $9.0 million in organization and offering costs to CR IV Advisors or its affiliates. With the net offering proceeds and indebtedness, we acquired $700.1 million in real estate assets and incurred acquisition costs of $20.0 million, including costs of $14.3 million in acquisition fees and expense reimbursements to CR IV Advisors. As of May 9, 2013, we have sold approximately 55.0 million shares in the Offering for gross offering proceeds of $547.4 million.
Our board of directors has adopted a share redemption program that permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations described in our Annual Report on Form 10-K for the year ended December 31, 2012. Our board of directors reserves the right in its sole discretion at any time, and from time to time, to waive the one-year holding period in the event of death, bankruptcy or other exigent circumstances or terminate, suspend or amend the share redemption program. The share redemption program provides that we will redeem shares of our common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under the DRIP. In addition, we will redeem shares on a quarterly basis, at the rate of approximately 1.25% of the weighted average number of shares outstanding during the trailing 12 month period ending on the last day of the fiscal quarter for which the redemptions are being paid. During the quarter ended March 31, 2013, we redeemed approximately 10,000 shares due to the death of a stockholder for $100,000 ($10.00 per share), all of which were redeemed in January 2013.

Item 3.	Defaults Upon Senior Securities
No events occurred during the three months ended March 31, 2013 that would require a response to this item.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
No events occurred during the three months ended March 31, 2013 that would require a response to this item.

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
Simon J. Misselbrook
Senior Vice President of Accounting
(Principal Accounting Officer)
Date: May 14, 2013

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

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
3.6
Certificate of Correction to First Articles of Amendment and Restatement, dated January 25, 2013 (Incorporated by reference to Exhibit 3.6 to the Company’s Annual Report on Form 10-K (File No. 333-169533), filed effective as of March 29, 2013).

4.1	Form of Initial Subscription Agreement (Incorporated by reference to Exhibit 4.1 to the Company’s post-effective amendment to Form S-11 (File No. 333-169533), filed on April 10, 2013).
4.2	Form of Additional Subscription Agreement (Incorporated by reference to Exhibit 4.2 to the Company’s post-effective amendment to Form S-11 (File No. 333-169533), filed on April 10, 2013).
4.3	Alternative Form of Initial Subscription Agreement (Incorporated by reference to Exhibit 4.3 to the Company’s post-effective amendment to Form S-11 (File No. 333-169533), filed on April 10, 2013).
4.4
Form of Initial Subscription Agreement (Alabama Investors) (Incorporated by reference to Exhibit 4.4 to the Company’s post-effective amendment to Form S-11 (File No. 333-169533), filed on April 10, 2013).

4.5
Form of Additional Subscription Agreement (Alabama Investors) (Incorporated by reference to Exhibit 4.5 to the Company’s post-effective amendment to Form S-11 (File No. 333-169533), filed on April 10, 2013).

4.6	Alternative Form of Additional Subscription Agreement (Incorporated by reference to Exhibit 4.6 to the Company’s post-effective amendment to Form S-11 (File No. 333-169533), filed April 10, 2013).
10.1
Purchase Agreement by and between Cole CCPT IV Acquisitions, LLC and WPV San Jose, LLC, dated January 18, 2013 (Incorporated by reference to Exhibit 10.24 to the Company’s post-effective amendment to Form S-11 (File No. 333-169533), filed April 10, 2013).

10.2
Fourth Amendment to Purchase Agreement by and between Cole CCPT IV Acquisitions, LLC and WPV San Jose, LLC, dated February 12, 2013 (Incorporated by reference to Exhibit 10.25 to the Company’s post-effective amendment to Form S-11 (File No. 333-169533), filed April 10, 2013).

10.3
First Modification and Lender Joinder Agreement, dated March 8, 2013 by and among Cole Operating Partnership IV, LP, JPMorgan Chase Bank N.A. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.26 to the Company’s post-effective amendment to Form S-11 (File No. 333-169533), filed April 10, 2013).

10.4*	Loan Agreement dated April 15, 2013 between Cole MT San Jose CA, LP as Borrower and Wells Fargo Bank, National Association as Lender.
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
**
In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

***
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.