Form 10-Q
period 2013-06-30
COLE CREDIT PROPERTY TRUST IV, INC.
filed 2013-08-13
CIK 1498547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
As of August 8, 2013, there were 92,362,265 shares of common stock, par value $0.01, of Cole Credit Property Trust IV, Inc. outstanding.

COLE CREDIT PROPERTY TRUST IV, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
 (in thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012
ASSETS
Investment in real estate assets:
Land	$319,258	$146,873
Buildings and improvements, less accumulated depreciation of $8,701 and $1,744, respectively	775,226	315,922
Acquired intangible lease assets, less accumulated amortization of $5,167 and $907, respectively	149,091	57,288
Total investment in real estate assets, net	1,243,575	520,083
Cash and cash equivalents	12,223	13,895
Restricted cash	8,100	523
Rents and tenant receivables, less allowance for doubtful account of $19 and $0, respectively	5,248	1,465
Prepaid expenses, property escrow deposits and other assets	2,294	1,142
Deferred financing costs, less accumulated amortization of $1,758 and $524, respectively	7,555	5,092
Total assets	$1,278,995	$542,200
LIABILITIES AND STOCKHOLDERS’ EQUITY
Borrowing facilities and notes payable	$677,418	$274,594
Accounts payable and accrued expenses	7,224	5,042
Escrowed investor proceeds	5,587	523
Due to affiliates	4,009	2,156
Acquired below market lease intangibles, less accumulated amortization of $785 and $109, respectively	23,459	7,810
Distributions payable	3,296	1,456
Deferred rental income, contingent consideration and other liabilities	5,524	3,140
Total liabilities	726,517	294,721
Commitments and contingencies
Redeemable common stock	8,524	1,964
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 490,000,000 shares authorized, 67,517,618 and 29,943,549 shares issued and outstanding, respectively	675	299
Capital in excess of par value	592,805	264,341
Accumulated distributions in excess of earnings	(49,189)	(19,125)
Accumulated other comprehensive loss	(337)	—
Total stockholders’ equity	543,954	245,515
Total liabilities and stockholders’ equity	$1,278,995	$542,200
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
 (in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Rental and other property income	$19,395	$622	$29,915	$622
Tenant reimbursement income	2,378	26	3,263	26
Total revenue	21,773	648	33,178	648
Expenses:
General and administrative expenses	1,502	188	2,497	223
Property operating expenses	2,598	27	3,635	27
Advisory fees and expenses	2,101	90	3,290	90
Acquisition related expenses	14,551	1,949	20,190	1,949
Depreciation	4,526	156	6,957	156
Amortization	2,546	104	3,715	104
Total operating expenses	27,824	2,514	40,284	2,549
Operating loss	(6,051)	(1,866)	(7,106)	(1,901)
Other expense:
Interest expense and other	(5,618)	(253)	(8,358)	(253)
Total other expense	(5,618)	(253)	(8,358)	(253)
Net loss	$(11,669)	$(2,119)	$(15,464)	$(2,154)
Weighted average number of common shares outstanding:
Basic and diluted	56,492,187	1,656,485	47,032,328	838,981
Net loss per common share:
Basic and diluted	$(0.21)	$(1.28)	$(0.33)	$(2.57)
Distributions declared per common share	$0.16	$0.16	$0.31	$0.31
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(11,669)	$(2,119)	$(15,464)	$(2,154)

Other comprehensive loss:
Unrealized loss on interest rate swap	(337)	—	(337)	—
Total other comprehensive loss	(337)	—	(337)	—

Total comprehensive loss	$(12,006)	$(2,119)	$(15,801)	$(2,154)
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
 (in thousands, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2013	29,943,549	$299	$264,341	$(19,125)	$—	$245,515
Issuance of common stock	37,584,091	376	374,560	—	—	374,936
Distributions to investors	—	—	—	(14,600)	—	(14,600)
Commissions on stock sales and related dealer manager fees	—	—	(32,640)	—	—	(32,640)
Other offering costs	—	—	(6,796)	—	—	(6,796)
Redemptions of common stock	(10,022)	—	(100)	—	—	(100)
Changes in redeemable common stock	—	—	(6,560)	—	—	(6,560)
Comprehensive loss	—	—	—	(15,464)	(337)	(15,801)
Balance, June 30, 2013	67,517,618	$675	$592,805	$(49,189)	$(337)	$543,954
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
 (in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(15,464)	$(2,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,957	156
Amortization of intangible lease assets and below market lease intangible, net	3,609	94
Amortization of deferred financing costs	1,234	37
Bad debt expense	19	—
Changes in assets and liabilities:
Rents and tenant receivables	(3,802)	(137)
Prepaid expenses and other assets	(222)	—
Accounts payable and accrued expenses	4,165	358
Deferred rental income and other liabilities	1,496	140
Due to affiliates	308	130
Net cash used in operating activities	(1,700)	(1,376)
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(719,841)	(64,282)
Payment of property escrow deposits	(13,298)	—
Refund of property escrow deposits	12,548	—
Change in restricted cash	(7,577)	(90)
Net cash used in investing activities	(728,168)	(64,372)
Cash flows from financing activities:
Proceeds from borrowing facilities and notes payable	527,491	39,460
Repayments of borrowing facilities	(124,667)	(11,757)
Proceeds from affiliate line of credit	—	11,700
Repayments of affiliate line of credit	—	(11,700)
Proceeds from issuance of common stock	368,276	45,071
Redemptions of common stock	(100)	—
Offering costs on issuance of common stock	(37,891)	(4,791)
Distributions to investors	(6,100)	(40)
Payment of loan deposits	(776)	—
Refund of loan deposits	596	—
Change in escrowed investor proceeds	5,064	90
Deferred financing costs paid	(3,697)	(591)
Net cash provided by financing activities	728,196	67,442
Net (decrease) increase in cash and cash equivalents	(1,672)	1,694
Cash and cash equivalents, beginning of period	13,895	200
Cash and cash equivalents, end of period	$12,223	$1,894
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
June 30, 2013
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Credit Property Trust IV, Inc. (the “Company”) was formed on July 27, 2010 and is a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes beginning with the year ended December 31, 2012. The Company is the sole general partner of and owns, directly or indirectly, 100% of the partnership interest in Cole Operating Partnership IV, LP, a Delaware limited partnership (“CCPT IV OP”). The Company is externally managed by Cole REIT Advisors IV, LLC (“CR IV Advisors”), which is indirectly owned by Cole Real Estate Investments, Inc. (NYSE: COLE) (“Cole”, formerly known as “Cole Credit Property Trust III, Inc.”) as a result of Cole acquiring Cole Holdings Corporation (“CHC”) on April 5, 2013 pursuant to a transaction whereby CHC merged with and into CREInvestments, LLC (“CREI”), a wholly-owned subsidiary of Cole. As a result of the merger, CR IV Advisors and the Company’s dealer manager are wholly-owned by CREI.
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
On April 13, 2012, the Company issued approximately 308,000 shares of its common stock in the Offering and commenced principal operations. As of June 30, 2013, the Company had issued approximately 67.5 million shares of its common stock in the Offering for gross offering proceeds of $673.4 million before offering costs, selling commissions and dealer manager fees of $71.5 million. The Company intends to continue to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio of core commercial real estate investments primarily consisting of necessity retail properties located throughout the United States, including U.S. protectorates. The Company expects that the retail properties primarily will be single-tenant properties and multi-tenant “power centers” anchored by large, creditworthy national or regional retailers. The Company expects that the retail properties typically will be subject to long-term triple net or double net leases, whereby the tenant will be obligated to pay for most of the expenses of maintaining the property. As of June 30, 2013, the Company owned 178 properties, comprising 5.8 million rentable square feet of commercial space located in 32 states. As of June 30, 2013, the rentable space at these properties was 98% leased.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2012, and related notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The condensed consolidated unaudited financial statements should also be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.
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
June 30, 2013

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
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the six months ended June 30, 2013 and 2012.
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
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of June 30, 2013 or December 31, 2012.
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
June 30, 2013

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
Restricted Cash and Escrows
Included in restricted cash was $5.6 million and $523,000 of escrowed investor proceeds for which shares of common stock had not been issued as of June 30, 2013 and December 31, 2012, respectively. In addition, the Company had $2.0 million held by lenders in a lockbox account, as of June 30, 2013. As part of certain debt agreements, rents from certain encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess is disbursed to the Company. Also included in restricted cash was $485,000 in restricted cash as of June 30, 2013 held by lenders in escrow accounts for tenant and capital improvements, leasing commissions, repairs and maintenance and other lender reserves for certain properties, in accordance with the respective lender’s loan agreement. There were no amounts held by lenders as of December 31, 2012.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2013

Concentration of Credit Risk
As of June 30, 2013, the Company had cash on deposit, including restricted cash, in five financial institutions, four of which had deposits in excess of federally insured levels totaling $19.3 million; however, the Company has not experienced any losses in such accounts. The Company limits significant cash deposits to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
As of June 30, 2013, no single tenant accounted for greater than 10% of the Company’s 2013 gross annualized rental revenues. The Company had certain geographic concentrations in its property holdings. In particular, as of June 30, 2013, one of the Company’s properties was located in California, seven were located in New York and 11 were located in Georgia, which accounted for 17%, 13% and 10%, respectively, of the Company’s 2013 gross annualized rental revenues. In addition, the Company had tenants in the discount store, restaurant, convenience store and home and garden industries, which comprised 11%, 10%, 10% and 10%, respectively, of the Company’s 2013 gross annualized rental revenues.
Offering and Related Costs
CR IV Advisors funds all of the organization and offering costs on the Company’s behalf (excluding selling commissions and the dealer manager fees) and may be reimbursed for such costs up to 2.0% of gross proceeds from the Offering. As of June 30, 2013, CR IV Advisors had paid organization and offering costs in excess of the 2.0% in connection with the Offering. These costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 2.0% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these costs may become payable. When recorded by the Company, organization costs are expensed as incurred and offering costs, which include items such as legal and accounting fees, marketing and personnel, promotional and printing costs, are recorded as a reduction of capital in excess of par value along with selling commissions and dealer manager fees in the period in which they become payable.
Derivative Instruments and Hedging Activities
The Company accounts for its derivative instruments at fair value. Accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the designation of the derivative instrument. The change in fair value of the effective portion of the derivative instrument that is designated as a hedge is recorded as other comprehensive income (loss). The changes in fair value for derivative instruments that are not designated as a hedge or that do not meet the hedge accounting criteria are recorded as a gain or loss to operations.
Due to Affiliates
Certain affiliates of CR IV Advisors received, and will continue to receive, fees, reimbursements and compensation in connection with services provided relating to the Offering and the acquisition, management, financing and leasing of the properties of the Company.
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
New Accounting Pronouncements
In February 2013, the U.S. Financial Accounting Standards Board issued Accounting Standards Update, 2013-02 Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), which amends the reporting requirements for comprehensive income pertaining to the reclassification of items out of accumulated other comprehensive income. ASU 2013-02 was effective for the Company beginning January 1, 2013, and the Company has presented the required information within the condensed consolidated unaudited statements of other comprehensive income (loss) and notes to the financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2013

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
Borrowing facilities and notes payable – The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. As of June 30, 2013, the estimated fair value of the Company’s debt was $662.9 million compared to the carrying value of $677.4 million. The estimated fair value of the Company’s debt was $274.6 million as of December 31, 2012, which approximated the carrying value on such date. The fair value of the Company’s debt is estimated using Level 2 inputs.
Derivative instruments – The Company’s derivative instrument represents an interest rate swap. The derivative instrument is carried at fair value and is valued using Level 2 inputs. The fair value of this instrument is determined using interest rate market pricing models. The Company includes the impact of the credit valuation adjustments on the derivative instrument measured at fair value.
Contingent consideration arrangements – The contingent consideration arrangements are carried at fair value and are valued using Level 3 inputs. The fair value of the Contingent Payments is determined based on the estimated timing and probability of the seller leasing vacant space subsequent to the Company’s acquisition of certain properties. During the six months ended June 30, 2013, the Company recorded additional obligations with an aggregate estimated fair value of $551,000 upon purchase of certain properties. The total estimated fair value of contingent consideration arrangements was $1.3 million and $708,000 as of June 30, 2013 and December 31, 2012, respectively, and is included in the accompanying condensed consolidated unaudited balance sheets in deferred rental income, contingent consideration and other liabilities. In addition, during the six months ended June 30, 2013, no obligations outstanding under any of the contingent consideration arrangements were satisfied or adjusted.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of June 30, 2013, there have been no transfers of financial assets or liabilities between levels.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2013

In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 (in thousands):

	Balance as of June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swap	$(337)	$—	$(337)	$—
Contingent consideration	(1,259)	—	—	(1,259)
Total liabilities	$(1,596)	$—	$(337)	$(1,259)

	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$(708)	$—	$—	$(708)
NOTE 4 — REAL ESTATE ACQUISITIONS
2013 Property Acquisitions
During the six months ended June 30, 2013, the Company acquired 89 commercial properties for an aggregate purchase price of $717.7 million (the “2013 Acquisitions”). The Company purchased the 2013 Acquisitions with net proceeds from the Offering and available borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation (in thousands):

June 30, 2013
Land	$172,326
Building and improvements	465,897
Acquired in-place leases	81,243
Acquired above market leases	14,594
Acquired below market leases	(16,324)
Total purchase price	$717,736
The Company recorded revenue for the three and six months ended June 30, 2013 of $11.3 million and $12.2 million, respectively, and a net loss for the three and six months ended June 30, 2013 of $10.9 million and $16.2 million, respectively, related to the 2013 Acquisitions.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2013

The following information summarizes selected financial information of the Company as if all of the 2013 Acquisitions were completed on January 1, 2012 for each period presented below. The table below presents the Company’s estimated revenue and net income (loss), on a pro forma basis, for the three and six months ended June 30, 2013 and 2012, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Pro forma basis:
Revenue	$26,406	$16,540	$52,706	$32,392
Net income (loss)	$6,605	$(293)	$15,234	$(16,849)
The pro forma information for the three and six months ended June 30, 2013 was adjusted to exclude $14.6 million and $20.2 million, respectively, of acquisition costs recorded during such period related to the 2013 Acquisitions. These costs were recognized in the pro forma information for the six months ended June 30, 2012. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2012, nor does it purport to represent the results of future operations.
2012 Property Acquisitions
During the six months ended June 30, 2012, the Company acquired 16 commercial properties for an aggregate purchase price of $64.3 million (the “2012 Acquisitions”). The Company purchased the 2012 Acquisitions with net proceeds from the Offering and available borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation (in thousands):

June 30, 2012
Land	$15,644
Building and improvements	40,871
Acquired in-place leases	9,162
Acquired above market leases	11
Acquired below market leases	(1,406)
Total purchase price	$64,282
The Company recorded revenue for the three and six months ended June 30, 2012 of $648,000 and a net loss for the three and six months ended June 30, 2012 of $1.9 million related to 2012 Acquisitions.
The following information summarizes selected financial information of the Company as if all of the 2012 Acquisitions were completed on January 1, 2011 for each period presented below. The table below presents the Company’s estimated revenue and net income (loss), on a pro forma basis, for the three and six months ended June 30, 2012 and 2011, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Pro forma basis:
Revenue	$1,299	$1,299	$2,599	$2,599
Net income (loss)	$247	$326	$639	$(1,309)
The pro forma information for the three and six months ended June 30, 2012 was adjusted to exclude $1.9 million of acquisition costs recorded during the current period related to the 2012 Acquisitions. These costs were recognized in the pro forma information for the six months ended June 30, 2011. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2011, nor does it purport to represent the results of future operations.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2013

NOTE 5 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risks. The following table summarizes the terms of the Company’s executed swap agreement designated as a hedging instrument during the periods indicated (in thousands). The Company did not have any executed swap agreements designated as hedging instruments as of December 31, 2012.

		Outstanding Notional				Fair Value of Liability
	Balance Sheet	Amount as of	Interest	Effective	Maturity	June 30,	December 31,
	Location	June 30, 2013	Rate (1)	Date	Date	2013	2012
Interest Rate Swap	Deferred rental income, contingent consideration and other liabilities	$23,737	4.14%	6/24/2013	6/24/2018	$(337)	$—

(1)	The interest rate consists of the underlying index swapped to a fixed rate and the applicable interest rate spread.
Additional disclosures related to the fair value of the Company’s derivative instrument are included in Note 3 to these condensed consolidated unaudited financial statements. The notional amount under the interest rate swap agreement is an indication of the extent of the Company’s involvement in the instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swap as a cash flow hedge, to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the effective portion of the derivative instrument that is designated as a hedge is recorded in other comprehensive income (loss). Any ineffective portion of the change in fair value of the derivative instrument is recorded in interest expense.
The following table summarizes the unrealized loss on the Company’s derivative instrument and hedging activity for the three and six months ended June 30, 2013 (in thousands). The Company did not own any derivative instruments and hedging activities for the three and six months ended June 30, 2012.

	Amount of Loss Recognized in Other Comprehensive Loss
	Three Months Ended	Six Months Ended
Derivatives in Cash Flow Hedging Relationships	June 30, 2013	June 30, 2013
Interest Rate Swap (1)	$(337)	$(337)

(1)	There was no portion of the change in the fair value of the interest rate swap agreement that was considered ineffective during the three and six months ended June 30, 2013. No previously effective portion of the loss that was recorded in accumulated other comprehensive loss during the term of the hedging relationship was reclassified into earnings during the three and six months ended June 30, 2013.
The Company has an agreement with its derivative counterparty that contains a provision whereby if the Company defaults on its unsecured indebtedness, then the Company could also be declared in default on its derivative obligation resulting in an acceleration of payment. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparty. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records a credit risk valuation adjustment on its interest rate swap based on the credit quality of the Company and the counterparty. There were no events of default related to the interest rate swap as of June 30, 2013.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2013

NOTE 6 — BORROWING FACILITIES AND NOTES PAYABLE
As of June 30, 2013, the Company had $677.4 million of debt outstanding, with a weighted average years to maturity of 4.5 years and weighted average interest rate of 3.3%. The following table summarizes the debt activity during the six months ended June 30, 2013 (in thousands):

	Balance as of	During the Six Months Ended June 30, 2013		Balance as of
	December 31, 2012	Debt Issuance	Repayments	June 30, 2013
Fixed rate debt	$75,000	$200,595	$—	$275,595
Bridge facility	62,726	188,191	(81,599)	169,318
Credit facility	136,868	138,705	(43,068)	232,505
Total	$274,594	$527,491	$(124,667)	$677,418
As of June 30, 2013, the fixed rate debt outstanding of $275.6 million includes $23.7 million of variable rate debt subject to an interest rate swap agreement, which had the effect of fixing the variable interest rate per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 3.35% to 4.14% per annum. The debt outstanding matures on various dates from June 2018 through May 2023. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $466.8 million as of June 30, 2013. Each of the mortgage notes payable, comprising the fixed rate debt, is secured by the respective properties on which the debt was placed.
The Company had $169.3 million of debt outstanding under its unsecured bridge facility with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) as administrative agent (the “Bridge Facility”), which provided for borrowings of up to $250.0 million pursuant to a modified credit agreement (the “Bridge Agreement”) as of June 30, 2013. The Company had $12.4 million of available borrowings under the Bridge Facility as of June 30, 2013 based on the underlying collateral pool of $363.4 million. The Bridge Facility matures on September 14, 2013. The Bridge Facility bears interest at rates depending upon the type of loan specified by the Company. For a Eurodollar rate loan, as defined in the Bridge Agreement, the interest rate will be equal to the one-month LIBOR for the interest period multiplied by the statutory reserve rate, as defined in the Bridge Agreement (the “Adjusted LIBOR”), plus 2.75%. For base rate committed loans, the interest rate will be a per annum amount equal to the greater of (1) JPMorgan Chase’s prime rate; (2) the Federal Funds Effective Rate plus 0.50%; or (3) the Adjusted LIBOR plus 2.75%. The Bridge Facility had a weighted average interest rate of 3.14% as of June 30, 2013. Subsequent to June 30, 2013, the Company entered into an amended agreement related to the Bridge Facility. See Note 11 for further discussion regarding the amended terms.
As of June 30, 2013, the Company had $232.5 million of debt outstanding under its secured revolving credit facility with JPMorgan Chase as administrative agent (the “Credit Facility”) pursuant to an amended and restated credit agreement (the “Credit Agreement”). The Credit Facility allows the Company to borrow up to $250.0 million. As of June 30, 2013, the Company had $774,000 of available borrowings under the Credit Facility based on the underlying collateral pool of $367.0 million. Subject to meeting certain conditions described in the Credit Agreement and the payment of certain fees, the amount of the Credit Facility may be increased up to a maximum of $400.0 million. The Credit Facility matures on July 13, 2015. The Credit Facility bears interest at rates depending upon the type of loan specified by the Company. For a Eurodollar rate loan, as defined in the Credit Agreement, the interest rate will be equal to the one-month LIBOR for the interest period, plus 2.35%. For floating rate loans, the interest rate will be a per annum amount equal to 1.35% plus the greatest of (1) the Federal Funds Rate plus 0.50%; (2) JPMorgan Chase’s Prime Rate; or (3) the one-month LIBOR plus 1.00%. As of June 30, 2013, the Credit Facility had a weighted average interest rate 2.90%.
The Credit Agreement, the Bridge Agreement and the fixed rate debt contain customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage and leverage ratio requirements and dividend payout and REIT status requirements. Based on the Company’s analysis and review of its results of operations and financial condition, the Company believes it was in compliance with such covenants as of June 30, 2013.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2013

In addition, the Company had a $10.0 million subordinate revolving line of credit with Series C, LLC, an affiliate of CR IV Advisors (“Series C”), (the “Series C Loan”). The Series C Loan had a fixed interest rate of 4.50% with accrued interest payable monthly in arrears and principal due upon maturity on April 12, 2013. The Series C Loan was approved by a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction as being fair, competitive and commercially reasonable and no less favorable to the Company than a comparable loan between unaffiliated parties under the same circumstances. Upon maturity, there were no amounts outstanding on the Series C Loan.
NOTE 7 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the six months ended June 30, 2013 and 2012 are as follows (in thousands):

	Six Months Ended June 30,
	2013	2012
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$3,296	$175
Accrued other offering costs due to affiliates	$3,206	$—
Accrued capital expenditures	$832	$—
Common stock issued through distribution reinvestment plan	$6,660	$44
Net unrealized loss on interest rate swap	$(337)	$—
Contingent consideration recorded upon property acquisitions	$551	$—
Supplemental Cash Flow Disclosures:
Interest paid	$5,754	$160
NOTE 8 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. The Company is not aware of any pending legal proceedings of which the outcome is reasonably possible to have a material effect on its results of operations, financial condition or liquidity.
Purchase Commitments
As of June 30, 2013, the Company had entered into purchase agreements with unaffiliated third-party sellers to acquire a 100% interest in three retail properties, subject to meeting certain criteria, for an aggregate purchase price of $31.0 million, exclusive of closing costs. As of June 30, 2013, the Company had $750,000 of property escrow deposits held by escrow agents in connection with these future property acquisitions, of which $700,000 will be forfeited if the transactions are not completed under certain circumstances. These deposits are included in the accompanying condensed consolidated unaudited balance sheets in prepaid expenses, property escrow deposits and other assets. As of August 8, 2013, none of these escrow deposits had been forfeited.
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
June 30, 2013

NOTE 9 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred, and will continue to incur, commissions, fees and expenses payable to CR IV Advisors and certain of its affiliates in connection with the Offering, and the acquisition, management and disposition of its assets.
Offering
In connection with the Offering, Cole Capital Corporation (“CCC”), the Company’s dealer manager and a subsidiary of Cole, which is affiliated with CR IV Advisors, receives a selling commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. CCC has reallowed and intends to continue to reallow 100% of selling commissions earned to participating broker-dealers. In addition, CCC receives up to 2.0% of gross offering proceeds before reallowance to participating broker-dealers as a dealer manager fee in connection with the Offering. CCC, in its sole discretion, may reallow all or a portion of its dealer manager fee to such participating broker-dealers. No selling commissions or dealer manager fees are paid to CCC or other broker-dealers with respect to shares sold pursuant to the DRIP.
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions and the dealer manager fees) are paid by CR IV Advisors or its affiliates and are reimbursed by the Company up to 2.0% of aggregate gross offering proceeds. A portion of the other organization and offering expenses are considered to be underwriting compensation. As of June 30, 2013, CR IV Advisors had paid organization and offering costs in excess of the 2.0% in connection with the Offering. These costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 2.0% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these costs may become payable.
The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by CR IV Advisors or its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Offering:
Selling commissions	$15,203	$2,980	$25,264	$2,980
Selling commissions reallowed by CCC	$15,203	$2,980	$25,264	$2,980
Dealer manager fees	$4,430	$905	$7,376	$905
Dealer manager fees reallowed by CCC	$2,428	$318	$4,050	$318
Other organization and offering expenses	$3,799	$906	$6,796	$906
The Company did not incur any commissions, fees or expense reimbursements in connection with the offering stage until April 13, 2012, when the Company commenced principal operations.
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
June 30, 2013

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
The Company recorded fees and expense reimbursements as shown in the table below for services provided by CR IV Advisors or its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Acquisition and Operations:
Acquisition fees and expenses	$10,982	$1,304	$14,967	$1,304
Advisory fees and expenses	$2,101	$99	$3,290	$99
Operating expenses	$345	$48	$851	$48
The Company commenced principal operations on April 13, 2012 and CR IV Advisors agreed to waive advisory fees and expense reimbursements for the first two months of operations.
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
During each of the six months ended June 30, 2013 and 2012, no commissions or fees were incurred for any services provided by CR IV Advisors and its affiliates in connection with the liquidation/listing stage.
Due to Affiliates
As of June 30, 2013, $4.0 million had been incurred primarily for offering, operating and acquisition related expenses by CR IV Advisors or its affiliates, but had not yet been reimbursed by the Company and were included in due to affiliates in the condensed consolidated unaudited balance sheets.
Transactions
During the six months ended June 30, 2013, the Company did not acquire any properties from or enter into any loan agreements with affiliates of CR IV Advisors. During the year ended December 31, 2012, the Company acquired 100% of the membership interests in two commercial properties from Series C for an aggregate purchase price of $4.3 million. A majority of the Company’s board of directors (including a majority of the Company’s independent directors) not otherwise interested in the transactions approved the acquisitions as being fair and reasonable to the Company and determined that the cost to the Company of each property was equal to the cost of the respective property to Series C (including acquisition related expenses). In addition, the purchase price of each property, exclusive of closing costs, was less than the then-current appraised value of the respective property as determined by an independent third party appraiser.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2013

In connection with the real estate assets acquired from Series C during the year ended December 31, 2012, the Company entered into the Series C Loan. Refer to Note 6 to these condensed consolidated unaudited financial statements for the terms of the Series C Loan. The Series C Loan was repaid in full during the year ended December 31, 2012 with proceeds from the Offering. The Company paid $39,000 of interest to CR IV Advisors related to the Series C Loan during the year ended December 31, 2012.
NOTE 10 — ECONOMIC DEPENDENCY
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
NOTE 11 — SUBSEQUENT EVENTS
Status of the Offering
Subsequent to June 30, 2013 through August 8, 2013, the Company received $248.2 million in gross offering proceeds through the issuance of approximately 24.9 million shares of its common stock in the Offering (including shares issued pursuant to the DRIP). As of August 8, 2013, the Company had received $921.6 million in gross offering proceeds through the issuance of approximately 92.4 million shares of its common stock in the Offering (including shares issued pursuant to the DRIP).
Borrowing Facilities
Subsequent to June 30, 2013, the Company entered into an amended agreement related to the Bridge Facility, which increased the maximum allowable borrowings to $350.0 million. As of August 8, 2013, the Company had $197.0 million outstanding under the Credit Facility and $150.0 million outstanding under the Bridge Facility.
Investment in Real Estate Assets
Subsequent to June 30, 2013 through August 8, 2013, the Company acquired 18 commercial real estate properties for an aggregate purchase price of $140.3 million and an $18.7 million interest in a joint venture arrangement that acquired one multi-tenant property. The acquisitions were funded with net proceeds of the Offering and available borrowings. Acquisition related expenses totaling $3.8 million were expensed as incurred.

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

Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our property indebtedness and acquisition and operating expenses. Rental and other property income accounted for 89% and 96% of our total revenue for the three months ended June 30, 2013 and 2012, respectively, and 90% and 96% of our total revenue for the six months ended June 30, 2013 and 2012, respectively. As 98% of our rentable square feet was under lease as of June 30, 2013, with a weighted average remaining lease term of 12.7 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. CR IV Advisors regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If CR IV Advisors identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease. In addition, as of June 30, 2013, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate assets net of gross intangible lease liabilities, was 55%.
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
Commercial real estate fundamentals continue to strengthen, as a moderate pace of job creation has supported gains in office absorption, retail sales and warehouse distribution.  Although construction activity has increased, it remains near historic lows; as a result, incremental demand growth has helped to reduce vacancy rates and support modest rental growth.  Improving fundamentals have resulted in gains in property values; however, in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. As of June 30, 2013, 98% of our rentable square feet was under lease, and we expect that occupancy will remain high as the real estate recovery continues.  However, if recent improvements in the economy reverse course, we may experience vacancies or be required to reduce rental rates on occupied space. If we do experience vacancies, CR IV Advisors will actively seek to lease our vacant space; nevertheless, such space may be leased at lower rental rates and for shorter lease terms than our current leases provide.

Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table shows the property statistics of our real estate assets as of June 30, 2013 and 2012:

	June 30,
	2013	2012
Number of commercial properties	178	16
Approximate rentable square feet (1)	5.8 million	283,000
Percentage of rentable square feet leased	98.2%	99.6%

(1)	Includes square feet of the buildings on land that are subject to ground leases.
The following table summarizes our real estate investment activity during the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Commercial properties acquired	57	16	89	16
Approximate purchase price of acquired properties	$532.3 million	$64.3 million	$717.7 million	$64.3 million
Approximate rentable square feet (1)	2.3 million	283,000	3.3 million	283,000

(1)	Includes square feet of the buildings on land that are subject to ground leases.
As shown in the tables above, we owned 178 commercial properties as of June 30, 2013, compared to 16 commercial properties as of June 30, 2012. Accordingly, our results of operations for the three and six months ended June 30, 2013, compared to the three and six months ended June 30, 2012, reflect significant increases in most categories.
Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012
Revenue. Revenue increased $21.1 million to $21.8 million for the three months ended June 30, 2013, compared to $648,000 for the three months ended June 30, 2012. Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 89% and 96% of total revenue during the three months ended June 30, 2013 and 2012, respectively. We also pay certain operating expenses subject to reimbursement by our tenants, which resulted in $2.4 million of tenant reimbursement income during the three months ended June 30, 2013, compared to $26,000 during the three months ended June 30, 2012. The increase was primarily due to the acquisition of 162 rental income-producing properties subsequent to June 30, 2012.
General and Administrative Expenses. General and administrative expenses increased $1.3 million to $1.5 million for the three months ended June 30, 2013, compared to $188,000 during the three months ended June 30, 2012. The increase was primarily due to an increase in operating expense reimbursements, incurred by CR IV Advisors on our behalf, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, as we commenced principal operations on April 13, 2012 and CR IV Advisors agreed to waive operating expense reimbursements for the first two months of operations. The increase was also due to increased trustee fees and accounting fees as a result of an increase in the number of stockholders of record and the acquisition of 162 rental income-producing properties subsequent to June 30, 2012. The primary general and administrative expense items are operating expense reimbursements, accounting fees, escrow and trustee fees and unused borrowing facility fees.
Property Operating Expenses. Property operating expenses increased to $2.6 million for the three months ended June 30, 2013 from $27,000 during the three months ended June 30, 2012. The increase was primarily due to the acquisition of 162 rental income-producing properties subsequent to June 30, 2012. The primary property operating expense items are property taxes, repairs and maintenance and property related insurance.

Advisory Fees and Expenses. Pursuant to the advisory agreement with CR IV Advisors and based upon the amount of our current invested assets, we are required to pay to CR IV Advisors a monthly advisory fee equal to one-twelfth of 0.75% of the average invested assets. Additionally, we may be required to reimburse certain expenses incurred by CR IV Advisors in providing such advisory services, subject to limitations as set forth in the advisory agreement. Advisory fees and expenses increased $2.0 million to $2.1 million for the three months ended June 30, 2013, compared to $90,000 during the three months ended June 30, 2012, as we commenced principal operations on April 13, 2012 and CR IV Advisors agreed to waive advisory fees and expense reimbursements for the first two months of operations. The increase was also due to an increase in our average invested assets to $966.8 million for the three months ended June 30, 2013 from $32.1 million for the three months ended June 30, 2012.
Acquisition Related Expenses. Acquisition related expenses increased $12.6 million to $14.6 million for the three months ended June 30, 2013, compared to $1.9 million during the three months ended June 30, 2012. The increase was primarily due to the acquisition related expenses incurred in connection with the purchase of 57 commercial properties for an aggregate purchase price of $532.3 million during the three months ended June 30, 2013, compared to the purchase of 16 commercial properties for an aggregate purchase price of $64.3 million during the three months ended June 30, 2012.
Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $6.8 million to $7.1 million for the three months ended June 30, 2013, compared to $260,000 for the three months ended June 30, 2012. The increase was primarily due to an increase in our average invested assets to $966.8 million for the three months ended June 30, 2013, compared to $32.1 million for the three months ended June 30, 2012.
Interest Expense and Other. Interest expense and other increased $5.4 million to $5.6 million for the three months ended June 30, 2013, compared to $253,000 for the three months ended June 30, 2012. The increase was primarily due to an increase in the average aggregate amount of borrowing facilities and notes payable outstanding to $507.9 million during the three months ended June 30, 2013 from $13.9 million for the three months ended June 30, 2012.
Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012
Revenue. Revenue increased $32.5 million to $33.2 million for the six months ended June 30, 2013, compared to $648,000 for the six months ended June 30, 2012. Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 90% and 96% of total revenue during the six months ended June 30, 2013 and 2012, respectively. We also pay certain operating expenses subject to reimbursement by our tenants, which resulted in $3.3 million of tenant reimbursement income during the six months ended June 30, 2013, compared to $26,000 during the six months ended June 30, 2012. The increase was primarily due to the acquisition of 162 rental income-producing properties subsequent to June 30, 2012.
General and Administrative Expenses. General and administrative expenses increased $2.3 million to $2.5 million for the six months ended June 30, 2013, compared to $223,000 during the six months ended June 30, 2012. The increase was primarily due to an increase in operating expense reimbursements, incurred by CR IV Advisors on our behalf, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, as we commenced principal operations on April 13, 2012 and CR IV Advisors agreed to waive operating expense reimbursements for the first two months of operations. The increase was also due to increased trustee fees and unused borrowing facility fees as a result of an increase in the number of stockholders of record and the acquisition of 162 rental income-producing properties subsequent to June 30, 2012. The primary general and administrative expense items are operating expense reimbursements, unused borrowing facility fees, escrow and trustee fees and accounting fees.
Property Operating Expenses. Property operating expenses increased to $3.6 million for the six months ended June 30, 2013 from $27,000 during the six months ended June 30, 2012. The increase was primarily due to the acquisition of 162 rental income-producing properties subsequent to June 30, 2012. The primary property operating expense items are property taxes, repairs and maintenance and property related insurance.
Advisory Fees and Expenses. Pursuant to the advisory agreement with CR IV Advisors and based upon the amount of our current invested assets, we are required to pay to CR IV Advisors a monthly advisory fee equal to one-twelfth of 0.75% of the average invested assets. Additionally, we may be required to reimburse certain expenses incurred by CR IV Advisors in providing such advisory services, subject to limitations as set forth in the advisory agreement. Advisory fees and expenses increased $3.2 million to $3.3 million for the six months ended June 30, 2013, compared to $90,000 during the six months ended June 30, 2012, as we commenced principal operations on April 13, 2012 and CR IV Advisors agreed to waive advisory fees and expense reimbursements for the first two months of operations. The increase was also due to an increase in the average invested assets to $873.9 million for the six months ended June 30, 2013 from $32.1 million for the six months ended June 30, 2012.

Acquisition Related Expenses. Acquisition related expenses increased $18.2 million to $20.2 million for the six months ended June 30, 2013, compared to $1.9 million during the six months ended June 30, 2012. The increase was primarily due to the acquisition related expenses incurred in connection with the purchase of 89 commercial properties for an aggregate purchase price of $717.7 million during the six months ended June 30, 2013, compared to the purchase of 16 commercial properties for an aggregate purchase price of $64.3 million during the six months ended June 30, 2012.
Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $10.4 million to $10.7 million for the six months ended June 30, 2013, compared to $260,000 for the six months ended June 30, 2012. The increase was primarily due to an increase in our average invested assets to $873.9 million for the six months ended June 30, 2013, compared to $32.1 million for the six months ended June 30, 2012.
Interest Expense and Other. Interest expense and other increased $8.1 million to $8.4 million for the six months ended June 30, 2013, compared to $253,000 for the six months ended June 30, 2012. The increase was primarily due to an increase in the average aggregate amount of borrowing facilities and notes payable outstanding to $476.0 million during the six months ended June 30, 2013 from $13.9 million for the six months ended June 30, 2012.
Distributions
Our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001712523 per share (which equates to 6.25% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the period commencing on January 1, 2013 and ending on September 30, 2013.
During the six months ended June 30, 2013 and 2012, we paid distributions of $12.8 million and $84,000, respectively, including $6.7 million and $44,000, respectively, through the issuance of shares pursuant to the DRIP. Net cash used in operating activities for the six months ended June 30, 2013 and 2012 was $1.7 million and $1.4 million, respectively, and reflected a reduction for real estate acquisition related expenses incurred of $20.2 million and $1.9 million, respectively, in accordance with GAAP. As set forth in the “Estimated Use of Proceeds” section of the prospectus for the Offering, we treat our real estate acquisition related expenses as funded by proceeds from the Offering, including proceeds from the DRIP. Therefore, proceeds from the issuance of common stock for the six months ended June 30, 2013 and 2012 are considered a source of our distributions to the extent that real estate acquisition related expenses have reduced net cash flows from operating activities. As such, all of our 2013 and 2012 distributions were funded from proceeds from the Offering.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to significant conditions and limitations. The share redemption program provides that we will redeem shares of our common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. We will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under the DRIP. In addition, we will redeem shares on a quarterly basis, at the rate of approximately 1.25% of the weighted average number of shares outstanding during the trailing 12 month period ending on the last day of the fiscal quarter for which the redemptions are being paid. As of June 30, 2013, we redeemed approximately 10,000 shares due to the death of a stockholder for $100,000 ($10.00 per share). During the six months ended June 30, 2013, we received valid redemption requests totaling approximately 21,000 shares, which we redeemed in full subsequent to June 30, 2013 for $202,000 ($9.82 per share). A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program set forth in our prospectus. We have funded and intend to continue funding share redemptions with proceeds from the DRIP.
Liquidity and Capital Resources
General
Our principal demands for funds will be for real estate and real estate-related investments, for the payment of operating expenses and distributions, for the payment of principal and interest on any outstanding indebtedness and to satisfy redemption requests. Generally, we expect to meet cash needs for items other than acquisitions from our cash flows from operations, and we expect to meet cash needs for acquisitions from the net proceeds of the Offering and from debt financings. The sources of our operating cash flows will primarily be provided by the rental income received from our leased properties. We expect to continue to raise capital through the Offering and to utilize such funds and proceeds from secured or unsecured financing to complete future property acquisitions.

As of June 30, 2013, we had cash and cash equivalents of $12.2 million and total available borrowings of $13.2 million under the Credit Facility and Bridge Facility. Additionally, as of June 30, 2013, we had unencumbered properties with a gross book value of $399.3 million, including an aggregate of $363.4 million of assets that are part of the Bridge Facility’s unencumbered borrowing base (the “Borrowing Base Assets”), which may be used as collateral to secure additional financing in future periods or as additional collateral to facilitate the refinancing of current mortgage debt as it becomes due. However, the use of any Borrowing Base Assets as collateral would reduce the available borrowings under the Bridge Facility.
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
We expect our operating cash flows to increase as we continue to acquire properties. Assuming a maximum offering and assuming all shares available under the DRIP are sold, we expect that approximately 88.1% of the gross proceeds from the sale of our common stock (86.7% if no shares are issued pursuant to the DRIP) will be invested in real estate and real estate-related assets, while the remaining approximately 11.9% will be used for working capital and to pay costs of the Offering, including sales commissions, dealer manager fees, organization and offering expenses and fees and expenses of CR IV Advisors in connection with acquiring properties. CR IV Advisors pays the organizational and other offering costs associated with the sale of our common stock (excluding selling commissions and the dealer manager fees), which we reimburse in an amount up to 2.0% of the gross proceeds of the Offering. As of June 30, 2013, CR IV Advisors had paid organization and offering costs in excess of the 2.0% in connection with the Offering. These costs were not included in our financial statements because such costs were not a liability to us as they exceeded 2.0% of gross proceeds from the Offering. As we continue to raise additional proceeds from the Offering, these costs may become payable. This amount may become payable to CR IV Advisors as we continue to raise additional proceeds in the Offering.
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
As of June 30, 2013, we had issued approximately 67.5 million shares of our common stock in the Offering resulting in gross proceeds of $673.4 million.
As of June 30, 2013, we had $677.4 million of debt outstanding and the ratio of our debt to gross real estate assets, net of gross intangible lease liabilities, was 55%. See Note 6 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.

Our contractual obligations as of June 30, 2013 were as follows (in thousands):

	Payments due by period (1) (2)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments — borrowing facilities	$401,823	$169,318	$232,505	$—	$—
Interest payments — borrowing facilities (3)	15,715	8,005	7,710	—	—
Principal payments — fixed rate debt (4)	276,179	—	—	23,737	252,442
Interest payments — fixed rate debt	96,637	10,480	21,010	20,954	44,193
Total	$790,354	$187,803	$261,225	$44,691	$296,635

(1)	The table does not include amounts due to CR IV Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
As of June 30, 2013, we had $23.7 million of variable rate debt effectively fixed through the use of an interest rate swap agreement. We used the effective interest rate fixed under our swap agreement to calculate the debt payment obligations in future periods.

(3)	Payment obligations under the Credit Facility and the Bridge Facility are based on interest rates in effect as of June 30, 2013 of 2.90% and 3.14%, respectively.

(4)
The fixed rate debt includes bond obligations assumed in connection with a property acquisition with an aggregate balance of $584,000. They are included in the accompanying condensed consolidated unaudited balance sheets in deferred rental income, contingent consideration and other liabilities.

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
As of June 30, 2013, we had entered into purchase agreements with unaffiliated third-party sellers to acquire a 100% interest in three retail properties, subject to meeting certain criteria, for an aggregate purchase price of $31.0 million, exclusive of closing costs. As of June 30, 2013, we had $750,000 of property escrow deposits held by escrow agents in connection with these future property acquisitions, of which $700,000 will be forfeited if the transactions are not completed under certain circumstances. These deposits are included in the accompanying condensed consolidated unaudited balance sheets in prepaid expenses, property escrow deposits and other assets. As of August 8, 2013, none of these escrow deposits had been forfeited.
Cash Flow Analysis
Operating Activities. During the six months ended June 30, 2013, net cash used in operating activities decreased $324,000 to $1.7 million, compared to $1.4 million for the six months ended June 30, 2012. The change was due to an increase in net loss of $13.3 million due primarily to increased acquisition related expenses, partially offset by an increase in depreciation and amortization expenses totaling $11.6 million and an increase in working capital accounts of $1.5 million. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities increased $663.8 million to $728.2 million for the six months ended June 30, 2013, compared to $64.4 million for the six months ended June 30, 2012. The increase was primarily due to the acquisition of 89 commercial properties for an aggregate purchase price of $717.7 million during the six months ended June 30, 2013, compared to 16 commercial properties for an aggregate purchase price of $64.3 million during the six months ended June 30, 2012.
Financing Activities. Net cash provided by financing activities increased $660.8 million to $728.2 million for the six months ended June 30, 2013, compared to $67.4 million for the six months ended June 30, 2012. The change was primarily due to net proceeds from the issuance of common stock of $330.4 million and net proceeds from the borrowing facilities and notes payable of $402.8 million for the six months ended June 30, 2013.

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
Critical Accounting Policies and Estimates
Our accounting policies have been established to conform to GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We consider our critical accounting policies to be the following:

•	Investment in and Valuation of Real Estate Assets;

•	Allocation of Purchase Price of Real Estate Assets;

•	Derivative Instruments and Hedging Activities;

•	Revenue Recognition; and

•	Income Taxes.
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2012. Derivative Instruments and Hedging Activities was not considered a critical accounting policy for the year ended December 31, 2012 because no transactions in derivative instruments or hedging activities had occurred during the year ended December 31, 2012. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2012, and related notes thereto.
Derivative Instruments and Hedging Activities
The Company accounts for its derivative instruments at fair value. Accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the designation of the derivative instrument. The change in fair value of the effective portion of the derivative instrument that is designated as a hedge is recorded as other comprehensive income (loss). The changes in fair value for derivative instruments that are not designated as a hedge or that do not meet the hedge accounting criteria are recorded as a gain or loss to operations.
Commitments and Contingencies
We may be subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 8 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanations.

Related-Party Transactions and Agreements
We have entered into agreements with CR IV Advisors and its affiliates whereby we agree to pay certain fees to, or reimburse certain expenses of, CR IV Advisors or its affiliates such as acquisition fees, disposition fees, organization and offering costs, sales commissions, dealer manager fees, advisory fees and reimbursement of certain operating costs. See Note 9 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.
Subsequent Events
Certain events occurred subsequent to June 30, 2013 through the filing date of this Quarterly Report on Form 10-Q. Refer to Note 11 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation.
New Accounting Pronouncements
Refer to Note 2 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation. There have been no accounting pronouncements issued, but not yet applied by us, that will significantly impact our financial statements.
Off-Balance Sheet Arrangements
As of June 30, 2013 and December 31, 2012, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
In connection with the acquisition of our properties, we have obtained variable rate debt financing, and are therefore exposed to changes in LIBOR. As of June 30, 2013, we had $401.8 million of variable rate debt outstanding on our borrowing facilities, and a change of 50 basis points in interest rates would result in a change in interest expense of $2.0 million per annum. In the future, we may obtain additional variable rate debt financing to fund certain property acquisitions, and may be further exposed to interest rate changes. Our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. We have entered, and expect to continue to enter, into derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk associated with our variable rate debt. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes. We may also enter into rate lock arrangements to lock interest rates on future borrowings. We may be exposed to credit and market risks including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates.
As of June 30, 2013, we have one interest rate swap agreement, which matures in June 2018, with a notional amount of $23.7 million and a fair value of $(337,000). The fair value of the interest rate swap agreement is dependent upon existing market interest rates and swap spreads. As of June 30, 2013, an increase of 50 basis points in interest rates would result in a decrease to the fair value of the derivative liability of $693,000.
We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2013, were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

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
On August 11, 2010, we sold 20,000 shares of common stock, at $10.00 per share, to CHC, which formerly was the indirect owner of CR IV Advisors and our dealer manager. On January 26, 2012, the Registration Statement for the offering of up to 250.0 million shares of common stock at a price of $10.00 per share, subject to reduction in certain circumstances, was declared effective under the Securities Act. The Registration Statement also covered the offering of up to 50.0 million shares of common stock pursuant to the DRIP, under which stockholders may elect to have distributions reinvested in additional shares at a price of $9.50 per share.
On April 13, 2012, we issued approximately 308,000 shares of our common stock in the Offering and commenced principal operations. As of June 30, 2013, we had issued approximately 67.5 million shares in the Offering for gross proceeds of $673.4 million, out of which we paid $58.7 million in selling commissions and dealer manager fees and $12.8 million in organization and offering costs to CR IV Advisors or its affiliates. With the net offering proceeds and indebtedness, we acquired $1.2 billion in real estate assets and incurred acquisition costs of $34.6 million, including costs of $25.3 million in acquisition fees and expense reimbursements to CR IV Advisors. As of August 8, 2013, we have sold approximately 92.4 million shares in the Offering for gross offering proceeds of $921.6 million.
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
The provisions of the share redemption program in no way limit our ability to repurchase shares from stockholders by any other legally available means for any reason that our board of directors, in its discretion, deems to be in our best interest. No shares were redeemed during the three months ended June 30, 2013; however, during the three months ended June 30, 2013, we had received redemption requests totaling approximately 21,000 shares, which were redeemed in full subsequent to June 30, 2013 for $202,000 ($9.82 per share).

Item 3.	Defaults Upon Senior Securities
No events occurred during the three months ended June 30, 2013 that would require a response to this item.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
No events occurred during the three months ended June 30, 2013 that would require a response to this item.

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
Simon J. Misselbrook
Senior Vice President of Accounting
(Principal Accounting Officer)
Date: August 12, 2013

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

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

4.1	Form of Initial Subscription Agreement (Incorporated by reference to Exhibit 4.1 to the Company’s post-effective amendment to Form S-11 (File No. 333-169533), filed July 10, 2013).
4.2	Form of Additional Subscription Agreement (Incorporated by reference to Exhibit 4.2 to the Company’s post-effective amendment to Form S-11 (File No. 333-169533), filed July 10, 2013).
4.3	Alternative Form of Initial Subscription Agreement (Incorporated by reference to Exhibit 4.3 to the Company’s post-effective amendment to Form S-11 (File No. 333-169533), filed July 10, 2013).
4.4	Form of Initial Subscription Agreement (Alabama Investors) (Incorporated by reference to Exhibit 4.4 to the Company’s post-effective amendment to Form S-11 (File No. 333-169533), filed July 10, 2013).
4.5
Form of Additional Subscription Agreement (Alabama Investors) (Incorporated by reference to Exhibit 4.5 to the Company’s post-effective amendment to Form S-11 (File No. 333-169533), filed July 10, 2013).

4.6	Alternative Form of Additional Subscription Agreement (Incorporated by reference to Exhibit 4.6 to the Company’s post-effective amendment to Form S-11 (File No. 333-169533), filed July 10, 2013).
10.1
Loan Agreement dated April 15, 2013 between Cole MT San Jose CA, LP as Borrower and Wells Fargo Bank, National Association as Lender (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q (File No. 333-169533), filed May 14, 2013).

10.2*	Second Modification Agreement, dated May 3, 2013, by and among Cole Operating Partnership IV, LP, JPMorgan Chase Bank N.A. and Bank of America, N.A.
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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