Form 10-Q
period 2013-09-30
COLE CREDIT PROPERTY TRUST IV, INC.
filed 2013-11-12
CIK 1498547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 8, 2013, there were 162,613,396 shares of common stock, par value $0.01, of Cole Credit Property Trust IV, Inc. outstanding.

COLE CREDIT PROPERTY TRUST IV, INC.

PART I — FINANCIAL INFORMATION
Item 1.      FINANCIAL STATEMENTS
COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
 (in thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012
ASSETS
Investment in real estate assets:
Land	$402,280	$146,873
Buildings and improvements, less accumulated depreciation of $15,048 and $1,744, respectively	995,481	315,922
Acquired intangible lease assets, less accumulated amortization of $9,192 and $907, respectively	183,262	57,288
Total investment in real estate assets, net	1,581,023	520,083
Investment in unconsolidated joint venture	19,084	—
Total investment in real estate assets and related assets, net	1,600,107	520,083
Cash and cash equivalents	129,332	13,895
Restricted cash	6,177	523
Rents and tenant receivables, less allowance for doubtful accounts of $27 and $0, respectively	8,513	1,465
Property escrow deposits, prepaid expenses and other assets	8,802	1,142
Deferred financing costs, less accumulated amortization of $2,913 and $524, respectively	14,716	5,092
Total assets	$1,767,647	$542,200
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility and notes payable	$649,946	$274,594
Accounts payable and accrued expenses	11,707	5,042
Escrowed investor proceeds	3,607	523
Due to affiliates	4,635	2,156
Acquired below market lease intangibles, less accumulated amortization of $1,395 and $109, respectively	26,604	7,810
Distributions payable	6,002	1,456
Deferred rental income and other liabilities	11,549	3,140
Total liabilities	714,050	294,721
Commitments and contingencies
Redeemable common stock	15,064	1,964
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 490,000,000 shares authorized, 126,838,762 and 29,943,549 shares issued and outstanding, respectively	1,268	299
Capital in excess of par value	1,113,223	264,341
Accumulated distributions in excess of earnings	(70,992)	(19,125)
Accumulated other comprehensive loss	(4,966)	—
Total stockholders’ equity	1,038,533	245,515
Total liabilities and stockholders’ equity	$1,767,647	$542,200
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
 (in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Rental and other property income	$26,582	$1,723	$56,495	$2,345
Tenant reimbursement income	3,744	123	7,007	150
Total revenue	30,326	1,846	63,502	2,495
Expenses:
General and administrative expenses	2,275	589	4,769	812
Property operating expenses	4,271	130	7,906	157
Advisory fees and expenses	3,067	207	6,357	297
Acquisition related expenses	10,356	2,611	30,546	4,559
Depreciation	6,346	448	13,304	604
Amortization	3,459	229	7,174	334
Total operating expenses	29,774	4,214	70,056	6,763
Operating income (loss)	552	(2,368)	(6,554)	(4,268)
Other expense:
Interest expense and other	(7,140)	(364)	(15,497)	(617)
Total other expense	(7,140)	(364)	(15,497)	(617)
Net loss	$(6,588)	$(2,732)	$(22,051)	$(4,885)
Weighted average number of common shares outstanding:
Basic and diluted	96,334,299	9,628,953	63,646,912	3,789,868
Net loss per common share:
Basic and diluted	$(0.07)	$(0.28)	$(0.35)	$(1.29)
Distributions declared per common share	$0.16	$0.16	$0.47	$0.47
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(6,588)	$(2,732)	$(22,051)	$(4,885)

Other comprehensive loss:
Unrealized loss on interest rate swaps	(4,629)	—	(4,966)	—
Total other comprehensive loss	(4,629)	—	(4,966)	—

Total comprehensive loss	$(11,217)	$(2,732)	$(27,017)	$(4,885)
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
 (in thousands, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2013	29,943,549	$299	$264,341	$(19,125)	$—	$245,515
Issuance of common stock	96,925,826	969	966,543	—	—	967,512
Distributions to investors	—	—	—	(29,816)	—	(29,816)
Commissions on stock sales and related dealer manager fees	—	—	(84,923)	—	—	(84,923)
Other offering costs	—	—	(19,336)	—	—	(19,336)
Redemptions of common stock	(30,613)	—	(302)	—	—	(302)
Changes in redeemable common stock	—	—	(13,100)	—	—	(13,100)
Comprehensive loss	—	—	—	(22,051)	(4,966)	(27,017)
Balance, September 30, 2013	126,838,762	$1,268	$1,113,223	$(70,992)	$(4,966)	$1,038,533
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
 (in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(22,051)	$(4,885)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	13,304	604
Amortization of intangible lease assets and below market lease intangible, net	7,025	298
Amortization of deferred financing costs	2,389	226
Bad debt expense	34	—
Equity in income of unconsolidated joint venture	(154)	—
Changes in assets and liabilities:
Rents and tenant receivables	(7,082)	(251)
Prepaid expenses and other assets	(705)	(408)
Accounts payable and accrued expenses	7,536	751
Deferred rental income and other liabilities	3,129	181
Due to affiliates	100	99
Net cash provided by (used in) operating activities	3,525	(3,385)
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(1,062,809)	(156,452)
Investment in unconsolidated joint venture	(18,930)	—
Payment of property escrow deposits	(21,173)	—
Refund of property escrow deposits	14,298	—
Change in restricted cash	(5,654)	(1,247)
Net cash used in investing activities	(1,094,268)	(157,699)
Cash flows from financing activities:
Proceeds from issuance of common stock	954,110	152,636
Redemptions of common stock	(302)	—
Offering costs on issuance of common stock	(101,880)	(16,492)
Distributions to investors	(11,868)	(552)
Proceeds from borrowing facilities and notes payable	923,842	80,460
Repayments of borrowing facilities	(548,490)	(41,460)
Proceeds from affiliate line of credit	—	11,700
Repayments of affiliate line of credit	—	(11,700)
Payment of loan deposits	(906)	(50)
Refund of loan deposits	826	—
Change in escrowed investor proceeds	3,084	1,247
Deferred financing costs paid	(11,997)	(2,877)
Other financing activities	(239)	(6)
Net cash provided by financing activities	1,206,180	172,906
Net increase in cash and cash equivalents	115,437	11,822
Cash and cash equivalents, beginning of period	13,895	200
Cash and cash equivalents, end of period	$129,332	$12,022
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
September 30, 2013
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Credit Property Trust IV, Inc. (the “Company”) is a Maryland corporation that was formed on July 27, 2010, which has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes. The Company is the sole general partner of and owns, directly or indirectly, 100% of the partnership interest in Cole Operating Partnership IV, LP, a Delaware limited partnership (“CCPT IV OP”). The Company is externally managed by Cole REIT Advisors IV, LLC (“CR IV Advisors”), which is indirectly owned by Cole Real Estate Investments, Inc. (NYSE: COLE) (“Cole”, formerly known as “Cole Credit Property Trust III, Inc.”) as a result of Cole acquiring Cole Holdings Corporation (“CHC”) on April 5, 2013 pursuant to a transaction whereby CHC merged with and into CREInvestments, LLC (“CREI”), a wholly-owned subsidiary of Cole. As a result of the merger, CR IV Advisors and the Company’s dealer manager are wholly-owned by CREI. On October 22, 2013, Cole entered into an Agreement and Plan of Merger (the “Merger Agreement”) with American Realty Capital Properties, Inc. (“ARCP”) and Clark Acquisition Company, LLC, a direct wholly-owned subsidiary of ARCP (“Merger Sub”), as discussed in Note 11.
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
On April 13, 2012, the Company issued approximately 308,000 shares of its common stock in the Offering and commenced principal operations. As of September 30, 2013, the Company had issued approximately 126.8 million shares of its common stock in the Offering for gross offering proceeds of $1.3 billion before offering costs, selling commissions and dealer manager fees of $136.3 million. The Company intends to continue to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio of core commercial real estate investments primarily consisting of necessity retail properties located throughout the United States, including U.S. protectorates. The Company expects that the retail properties primarily will be single-tenant properties and multi-tenant “power centers” anchored by large, creditworthy national or regional retailers. The Company expects that the retail properties typically will be subject to long-term triple net or double net leases, whereby the tenant will be obligated to pay for most of the expenses of maintaining the property. As of September 30, 2013, the Company owned 240 properties, comprising 7.6 million rentable square feet of commercial space located in 36 states. As of September 30, 2013, the rentable space at these properties was 98% leased. In addition, through an unconsolidated joint venture arrangement, as of September 30, 2013, the Company had an interest in one property comprising 176,000 rentable square feet of commercial space.
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

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2013

The Company evaluates its relationships and investments to determine if it has variable interests. A variable interest is an investment or other interest that will absorb portions of an entity’s expected losses or receive portions of the entity’s expected residual returns.  If the Company determines that it has a variable interest in an entity, it evaluates whether such interest is in a variable interest entity (“VIE”). A VIE is broadly defined as an entity where either (1) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance or (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. The Company consolidates any VIEs when it is determined to be the primary beneficiary of the VIE’s operations.
A variable interest holder is considered to be the primary beneficiary of a VIE if it has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. The Company qualitatively assesses whether it is (or is not) the primary beneficiary of a VIE. Consideration of various factors include, but are not limited to, the Company’s ability to direct the activities that most significantly impact the entity’s economic performance, its form of ownership interest, its representation on the entity’s governing body, the size and seniority of its investment, its ability and the rights of other investors to participate in policy making decisions and to replace the manager of and/or liquidate the entity.
The Company continually evaluates the need to consolidate its joint venture arrangement based on standards set forth in GAAP. In determining whether the Company has a controlling interest in a joint venture arrangement and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, power to make decisions and contractual and substantive participating rights of the partners/members as well as whether the entity is a VIE for which the Company may be the primary beneficiary. As of September 30, 2013, the Company is not required to consolidate its joint venture arrangement as the joint venture entity does not qualify as a VIE and the Company does not meet the control requirement for consolidation.
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

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2013

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the nine months ended September 30, 2013 and 2012.
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
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of September 30, 2013 or December 31, 2012.
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
September 30, 2013

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
The Company has acquired, and may continue to acquire, certain properties subject to contingent consideration arrangements that may obligate the Company to pay additional consideration to the seller based on the outcome of future events (the “Contingent Payments”). Additionally, the Company may acquire certain properties for which it funds certain contingent consideration amounts into an escrow account pending the outcome of certain future events. The outcome may result in the release of all or a portion of the escrow funds to the Company or the seller or a combination thereof. Contingent consideration arrangements are based on a predetermined formula and have set time periods regarding the obligation to make future payments, including funds released to the seller from escrow accounts, or the right to receive escrowed funds as set forth in the respective purchase and sale agreement. Contingent consideration arrangements, including amounts funded through an escrow account, are recorded upon acquisition of the respective property at their estimated fair value, and any changes to the estimated fair value, subsequent to acquisition, are reflected in the accompanying condensed consolidated unaudited statements of operations. The determination of the amount of contingent consideration arrangements is based on the probability of several possible outcomes as identified by management. The respective amounts recorded are carried at fair value.
The Company will estimate the fair value of assumed mortgage notes payable based upon indications of current market pricing for similar types of debt financing with similar maturities. Assumed mortgage notes payable will initially be recorded at their estimated fair value as of the assumption date, and any difference between such estimated fair value and the mortgage note’s outstanding principal balance will be amortized to interest expense over the term of the respective mortgage note payable.
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
Investment in Unconsolidated Joint Ventures
The Company accounts for unconsolidated joint venture arrangements using the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over operating and financial policies of these investments. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the joint ventures’ earnings and distributions. The Company is required to determine whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of its investment in the joint venture. If an event or change in circumstance has occurred, the Company is required to evaluate the joint venture for potential impairment and determine if the carrying amount of its investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in a joint venture for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. No impairment indicators were identified and no impairment losses were recorded related to the Company’s unconsolidated joint venture arrangement for the nine months ended September 30, 2013. The Company did not own any interests in joint venture arrangements for the nine months ended September 30, 2012.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2013

Restricted Cash and Escrows
Included in restricted cash was $3.6 million and $523,000 of escrowed investor proceeds for which shares of common stock had not been issued as of September 30, 2013 and December 31, 2012, respectively. In addition, the Company had $1.9 million held by lenders in lockbox accounts, as of September 30, 2013. As part of certain debt agreements, rents from certain encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess is disbursed to the Company. Also included in restricted cash as of September 30, 2013 was $693,000 held by lenders in escrow accounts for real estate taxes and other lender reserves for certain properties, in accordance with the respective lender’s loan agreement. There were no amounts held by lenders as of December 31, 2012.
Concentration of Credit Risk
As of September 30, 2013, the Company had cash on deposit, including restricted cash, at five financial institutions, in four of which the Company had deposits in excess of federally insured levels totaling $132.5 million; however, the Company has not experienced any losses in such accounts. The Company limits significant cash deposits to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
As of September 30, 2013, no single tenant accounted for greater than 10% of the Company’s 2013 gross annualized rental revenues. The Company had certain geographic concentrations in its property holdings. In particular, as of September 30, 2013, four of the Company’s properties were located in California, eight were located in New York and 37 were located in Texas, which accounted for 16%, 11% and 10%, respectively, of the Company’s 2013 gross annualized rental revenues. In addition, the Company had tenants in the discount store and drugstore industries, which comprised 12% and 10%, respectively, of the Company’s 2013 gross annualized rental revenues.
Offering and Related Costs
CR IV Advisors funds all of the organization and offering costs on the Company’s behalf (excluding selling commissions and the dealer manager fees) and may be reimbursed for such costs up to 2.0% of gross proceeds from the Offering. As of September 30, 2013, CR IV Advisors had paid organization and offering costs in excess of the 2.0% in connection with the Offering. These excess costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 2.0% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess costs may become payable. When recorded by the Company, organization costs are expensed as incurred and offering costs, which include items such as legal and accounting fees, marketing and personnel, promotional and printing costs, are recorded as a reduction of capital in excess of par value along with selling commissions and dealer manager fees in the period in which they become payable.
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

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2013

Recent Accounting Pronouncements
In February 2013, the U.S. Financial Accounting Standards Board issued Accounting Standards Update, 2013-02 Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), which amends the reporting requirements for comprehensive income pertaining to the reclassification of items out of accumulated other comprehensive income. ASU 2013-02 was effective for the Company beginning January 1, 2013, and the Company has presented the required information within the condensed consolidated unaudited statements of comprehensive income (loss) and notes to the financial statements.
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
Credit facility and notes payable – The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. As of September 30, 2013, the estimated fair value of the Company’s debt was $636.4 million compared to the carrying value of $649.9 million. The estimated fair value of the Company’s debt was $274.6 million as of December 31, 2012, which approximated the carrying value on such date. The fair value of the Company’s debt is estimated using Level 2 inputs.
Derivative instruments – The Company’s derivative instruments represent interest rate swaps. All derivative instruments are carried at fair value and are valued using Level 2 inputs. The fair value of these instruments is determined using interest rate market pricing models. The Company includes the impact of credit valuation adjustments on derivative instruments measured at fair value.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2013

Contingent consideration arrangements – The contingent consideration arrangements are carried at fair value and are valued using Level 3 inputs. The fair value of the Contingent Payments is determined based on the estimated timing and probability of the seller leasing vacant space subsequent to the Company’s acquisition of certain properties. During the nine months ended September 30, 2013, the Company recorded additional obligations with an aggregate estimated fair value of $553,000 upon purchase of certain properties. The total estimated fair value of contingent consideration arrangements was $931,000 and $708,000 as of September 30, 2013 and December 31, 2012, respectively, and is included in the accompanying condensed consolidated unaudited balance sheets in deferred rental income and other liabilities. In addition, during the nine months ended September 30, 2013, the fair value of the outstanding contingent consideration arrangements decreased by $91,000, which resulted in additional income that is recorded in the accompanying consolidated statements of operations in interest expense and other, and the Company paid $239,000 to the seller as obligations under certain contingent consideration arrangements were satisfied.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of September 30, 2013, there have been no transfers of financial assets or liabilities between levels.
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 (in thousands):

	Balance as of September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps	$(4,966)	$—	$(4,966)	$—
Contingent consideration	(931)	—	—	(931)
Total liabilities	$(5,897)	$—	$(4,966)	$(931)

	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$(708)	$—	$—	$(708)
NOTE 4 — REAL ESTATE ACQUISITIONS
2013 Property Acquisitions
During the nine months ended September 30, 2013, the Company acquired 151 commercial properties for an aggregate purchase price of $1.1 billion (the “2013 Acquisitions”). The Company purchased the 2013 Acquisitions with net proceeds from the Offering and available borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation (in thousands):

September 30, 2013
Land	$255,347
Building and improvements	692,429
Acquired in-place leases	114,860
Acquired above market leases	19,158
Acquired below market leases	(20,078)
Total purchase price	$1,061,716

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2013

The Company recorded revenue for the three and nine months ended September 30, 2013 of $19.7 million and $32.0 million, respectively, and a net loss for the three and nine months ended September 30, 2013 of $4.3 million and $20.5 million, respectively, related to the 2013 Acquisitions.
The following information summarizes selected financial information of the Company as if all of the 2013 Acquisitions were completed on January 1, 2012 for each period presented below. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the three and nine months ended September 30, 2013 and 2012, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Pro forma basis:
Revenue	$48,449	$39,718	$143,509	$114,464
Net income	$23,786	$16,163	$81,765	$31,664
The pro forma information for the three and nine months ended September 30, 2013 was adjusted to exclude $10.4 million and $30.5 million, respectively, of acquisition costs recorded during such period related to the 2013 Acquisitions. These costs were recognized in the pro forma information for the nine months ended September 30, 2012. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2012, nor does it purport to represent the results of future operations.
2013 Investment in Unconsolidated Joint Venture
During the nine months ended September 30, 2013, the Company acquired an interest in an unconsolidated joint venture arrangement for $18.9 million (the “Unconsolidated Joint Venture”).
2012 Property Acquisitions
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

September 30, 2012
Land	$33,776
Building and improvements	106,858
Acquired in-place leases	18,326
Acquired above market leases	1,090
Acquired below market leases	(3,008)
Total purchase price	$157,042
The Company recorded revenue for the three and nine months ended September 30, 2012 of $1.8 million and $2.5 million, respectively, and a net loss for the three and nine months ended September 30, 2012 of $1.8 million and $3.4 million, respectively, related to 2012 Acquisitions.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2013

The following information summarizes selected financial information of the Company as if all of the 2012 Acquisitions were completed on January 1, 2011 for each period presented below. The table below presents the Company’s estimated revenue and net income (loss), on a pro forma basis, for the three and nine months ended September 30, 2012 and 2011, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Pro forma basis:
Revenue	$3,053	$3,053	$9,099	$9,099
Net income (loss)	$500	$570	$2,587	$(1,787)
The pro forma information for the three and nine months ended September 30, 2012 was adjusted to exclude $2.6 million and $4.6 million, respectively, of acquisition costs recorded during such period related to the 2012 Acquisitions. These costs were recognized in the pro forma information for the nine months ended September 30, 2011. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2011, nor does it purport to represent the results of future operations.
NOTE 5 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risks. The following table summarizes the terms of the Company’s executed swap agreements designated as hedging instruments as of September 30, 2013 (in thousands). The Company did not have any executed swap agreements as of December 31, 2012.

		Outstanding Notional				Fair Value of Liabilities
	Balance Sheet	Amount as of	Interest	Effective	Maturity	September 30,	December 31,
	Location	September 30, 2013	Rates (1)	Dates	Dates	2013	2012
Interest Rate Swaps	Deferred rental income and other liabilities	$338,737	3.71% to 4.75%	6/24/2013 to 8/23/2013	6/24/2018 to 8/24/2020	$(4,966)	$—

(1)	The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges, to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the effective portion of the derivative instruments that is designated as hedges are recorded in other comprehensive income (loss). Any ineffective portion of the change in fair value of the derivative instruments is recorded in interest expense.
The following table summarizes the unrealized losses on the Company’s derivative instruments and hedging activities for the three and nine months ended September 30, 2013 (in thousands). The Company did not own any derivative instruments for the three and nine months ended September 30, 2012.

	Amount of Loss Recognized in Other Comprehensive Loss
	Three Months Ended	Nine Months Ended
Derivatives in Cash Flow Hedging Relationships	September 30, 2013	September 30, 2013
Interest Rate Swaps (1)	$(4,629)	$(4,966)

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2013

(1)	There were no portions of the change in the fair value of the interest rate swap agreements that were considered ineffective during the three and nine months ended September 30, 2013. No previously effective portions of the losses that were recorded in accumulated other comprehensive loss during the term of the hedging relationships were reclassified into earnings during the three and nine months ended September 30, 2013.
The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations resulting in an acceleration of payment. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. During the nine months ended September 30, 2013, there were no termination events or events of default related to the interest rate swaps.
NOTE 6 — CREDIT FACILITY AND NOTES PAYABLE
As of September 30, 2013, the Company had $649.9 million of debt outstanding, with a weighted average years to maturity of 7.1 years and weighted average interest rate of 3.8%. The following table summarizes the debt balances as of September 30, 2013 and December 31, 2012 and the debt activity for the nine months ended September 30, 2013 (in thousands):

	Balance as of	During the Nine Months Ended September 30, 2013		Balance as of
	December 31, 2012	Debt Issuance	Repayments	September 30, 2013
Fixed rate debt	$75,000	$274,946	$—	$349,946
Credit facility	136,868	438,705	(275,573)	300,000
Bridge facility	62,726	210,191	(272,917)	—
Total	$274,594	$923,842	$(548,490)	$649,946
As of September 30, 2013, the fixed rate debt outstanding of $349.9 million included $38.7 million of variable rate debt subject to interest rate swap agreements, which had the effect of fixing the variable interest rates per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 3.35% to 4.75% per annum. The debt outstanding matures on various dates from June 2018 through September 2023. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $597.0 million as of September 30, 2013. Each of the mortgage notes payable, comprising the fixed rate debt, is secured by the respective properties on which the debt was placed.
During the nine months ended September 30, 2013, the Company entered into an amended and restated unsecured credit agreement (the “Amended and Restated Credit Agreement”), which increased available borrowings, extended the term and decreased the interest rates associated with the Company’s original credit agreement. As of September 30, 2013, the Company had $300.0 million outstanding under the amended and restated unsecured credit facility (the “Credit Facility”) and $270.7 million available for borrowing based on the underlying collateral pool of $877.9 million. The Credit Facility provides borrowings of up to $900.0 million, which includes a $300.0 million unsecured term loan (the “Term Loan”) and up to $600.0 million in unsecured revolving loans (the “Revolving Loans”). The Credit Facility may be increased up to a maximum of $1.25 billion. The Term Loan matures on August 15, 2018 and the Revolving Loans mature on August 15, 2017; however, the Company may elect to extend the maturity date for the Revolving Loans to August 15, 2018 subject to satisfying certain conditions set forth in the Amended and Restated Credit Agreement. Depending upon the type of loan specified and overall leverage ratio, not to exceed 65% (or 60% on or subsequent to August 15, 2014), the Revolving Loans bear interest at one-month, two-month, three-month or six-month LIBOR multiplied by the statutory reserve rate (the “Eurodollar Rate”) plus an interest rate spread ranging from 1.65% to 2.50% or a base rate, ranging from 0.65% to 1.50%, plus the greater of (a) JPMorgan Chase’s Prime Rate; (b) the Federal Funds Effective Rate (as defined in the Amended and Restated Credit Agreement) plus 0.50%; or (c) the Eurodollar Rate plus 1.00%. The Company executed a swap agreement associated with the Term Loan, which fixed the variable interest rates per annum through the maturity date of the Term Loan at 3.71% based on the applicable margin at the current leverage ratio. There were no amounts outstanding under the Revolving Loans as of September 30, 2013.
Concurrently with entry into the Amended and Restated Credit Agreement, the unsecured bridge facility (the “Bridge Facility”) was terminated and no amounts were outstanding under the Bridge Facility as of September 30, 2013.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2013

The Amended and Restated Credit Agreement and the fixed rate debt contain customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage and leverage ratio requirements and dividend payout and REIT status requirements. The Amended and Restated Credit Agreement also includes usual and customary events of default and remedies for facilities of this nature. Based on the Company’s analysis and review of its results of operations and financial condition, the Company believes it was in compliance with such covenants as of September 30, 2013.
In addition, the Company had a $10.0 million subordinate revolving line of credit with Series C, LLC, an affiliate of CR IV Advisors (“Series C”), (the “Series C Loan”) that matured on April 12, 2013. The Series C Loan had a fixed interest rate of 4.50%. The Series C Loan was approved by a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction as being fair, competitive and commercially reasonable and no less favorable to the Company than a comparable loan between unaffiliated parties under the same circumstances. Upon maturity, there were no amounts outstanding on the Series C Loan.
NOTE 7 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the nine months ended September 30, 2013 and 2012 are as follows (in thousands):

	Nine Months Ended September 30,
	2013	2012
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$6,002	$691
Accrued other offering costs due to affiliates	$4,040	$—
Accrued capital expenditures	$1,928	$—
Accrued deferred financing costs	$16	$—
Common stock issued through distribution reinvestment plan	$13,402	$539
Net unrealized loss on interest rate swaps	$(4,966)	$—
Contingent consideration recorded upon property acquisitions	$553	$—
Fair value of assumed bond obligations	$—	$591
Supplemental Cash Flow Disclosures:
Interest paid	$10,950	$312
NOTE 8 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. The Company is not aware of any pending legal proceedings of which the outcome is reasonably possible to have a material effect on its results of operations, financial condition or liquidity.
Purchase Commitments
As of September 30, 2013, the Company had entered into purchase agreements with unaffiliated third-party sellers to acquire a 100% interest in 52 retail properties, subject to meeting certain criteria, for an aggregate purchase price of $172.7 million, exclusive of closing costs. As of September 30, 2013, the Company had $6.9 million of property escrow deposits held by escrow agents in connection with these future property acquisitions, of which $4.0 million will be forfeited if the transactions are not completed under certain circumstances. In connection with one of these purchase agreements, the Company is contractually required to purchase 25 properties. As of September 30, 2013, the Company had purchased one of these properties and expects to purchase the remaining 24 properties. If the remaining 24 properties are not purchased, the Company will be obligated to pay the seller $10.0 million. These deposits are included in the accompanying condensed consolidated unaudited balance sheets in property escrow deposits, prepaid expenses and other assets. As of November 8, 2013, none of these escrow deposits had been forfeited.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2013

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
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions and the dealer manager fees) are paid by CR IV Advisors or its affiliates and are reimbursed by the Company up to 2.0% of aggregate gross offering proceeds. A portion of the other organization and offering expenses are considered to be underwriting compensation. As of September 30, 2013, CR IV Advisors had paid organization and offering costs in excess of the 2.0% in connection with the Offering. These excess costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 2.0% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess costs may become payable.
The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by CR IV Advisors or its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Offering:
Selling commissions	$40,559	$7,382	$65,823	$10,362
Selling commissions reallowed by CCC	$40,559	$7,382	$65,823	$10,362
Dealer manager fees	$11,724	$2,155	$19,100	$3,060
Dealer manager fees reallowed by CCC	$6,552	$1,282	$10,602	$1,560
Other organization and offering expenses	$11,827	$2,164	$19,336	$3,070
The Company did not incur any commissions, fees or expense reimbursements in connection with the offering stage until April 13, 2012, when the Company commenced principal operations.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2013

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
The Company recorded fees and expense reimbursements as shown in the table below for services provided by CR IV Advisors or its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Acquisition and Operations:
Acquisition fees and expenses	$7,300	$1,881	$22,267	$3,184
Advisory fees and expenses	$3,067	$207	$6,357	$297
Operating expenses	$992	$80	$1,843	$136
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
During each of the nine months ended September 30, 2013 and 2012, no commissions or fees were incurred for any services provided by CR IV Advisors and its affiliates in connection with the liquidation/listing stage.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2013

Due to Affiliates
As of September 30, 2013, $4.6 million had been incurred primarily for offering, operating and acquisition related expenses by CR IV Advisors or its affiliates, but had not yet been reimbursed by the Company and were included in due to affiliates in the condensed consolidated unaudited balance sheets.
Transactions
During the nine months ended September 30, 2013, the Company did not acquire any properties from or enter into any loan agreements with affiliates of CR IV Advisors. During the year ended December 31, 2012, the Company acquired 100% of the membership interests in two commercial properties from Series C for an aggregate purchase price of $4.3 million. A majority of the Company’s board of directors (including a majority of the Company’s independent directors) not otherwise interested in the transactions approved the acquisitions as being fair and reasonable to the Company and determined that the cost to the Company of each property was equal to the cost of the respective property to Series C (including acquisition related expenses). In addition, the purchase price of each property, exclusive of closing costs, was less than the then-current appraised value of the respective property as determined by an independent third party appraiser.
In connection with the real estate assets acquired from Series C during the year ended December 31, 2012, the Company entered into the Series C Loan. Refer to Note 6 for the terms of the Series C Loan. The Series C Loan was repaid in full during the year ended December 31, 2012 with proceeds from the Offering. The Company paid $39,000 of interest to CR IV Advisors related to the Series C Loan during the year ended December 31, 2012.
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
NOTE 11 — SUBSEQUENT EVENTS
Status of the Offering
Subsequent to September 30, 2013 through November 8, 2013, the Company received $357.7 million in gross offering proceeds through the issuance of approximately 35.9 million shares of its common stock in the Offering (including shares issued pursuant to the DRIP). As of November 8, 2013, the Company had received $1.6 billion in gross offering proceeds through the issuance of approximately 162.7 million shares of its common stock in the Offering (including shares issued pursuant to the DRIP).
Credit Facility
As of November 8, 2013, the Company had $300.0 million outstanding under the Credit Facility.
Investment in Real Estate Assets
Subsequent to September 30, 2013 through November 8, 2013, the Company acquired 30 commercial real estate properties for an aggregate purchase price of $126.3 million. The acquisitions were funded with net proceeds of the Offering and available borrowings. Acquisition related expenses totaling $3.4 million were expensed as incurred.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2013

Cole/ARCP Merger Agreement
On October 22, 2013, Cole entered into the Merger Agreement with ARCP and Merger Sub. The Merger Agreement provides for the merger of Cole with and into Merger Sub (the “Merger”), with Merger Sub surviving as a direct wholly-owned subsidiary of ARCP. Cole indirectly owns and/or controls CR IV Advisors and CCC as well as CREI Advisors, LLC and Cole Capital™, the Company’s property manager and sponsor, respectively. The completion of the Merger is subject to various conditions.
Despite the indirect change of control that would occur for the Company’s advisor, dealer manager, property manager and sponsor upon consummation of the Merger, such entities are expected to continue to serve in their respective capacities to the Company following the Merger.

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
Overview
We were formed on July 27, 2010, and we elected to be taxed, and currently qualify, as a REIT for federal income tax purposes. We commenced our principal operations on April 13, 2012, when we satisfied the conditions of our escrow agreement and issued approximately 308,000 shares of our common stock. We have no paid employees and are externally advised and managed by CR IV Advisors. We intend to use substantially all of the net proceeds from the Offering to acquire and operate a diverse portfolio of retail and other income-producing commercial properties, which are leased to creditworthy tenants under long-term leases. We expect that most of the properties will be strategically located throughout the United States and U.S. protectorates and subject to long-term triple net or double net leases, whereby the tenant will be obligated to pay for all or most of the expenses of maintaining the property (including real estate taxes, special assessments and sales and use taxes, utilities, insurance, building repairs and common area maintenance related to the property). We generally intend to hold each property we acquire for an extended period of more than seven years.

Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our property indebtedness and acquisition and operating expenses. Rental and other property income accounted for 88% and 93% of our total revenue for the three months ended September 30, 2013 and 2012, respectively, and 89% and 94% of our total revenue for the nine months ended September 30, 2013 and 2012, respectively. As 98% of our rentable square feet was under lease as of September 30, 2013, with a weighted average remaining lease term of 12.6 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. CR IV Advisors regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If CR IV Advisors identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease. In addition, as of September 30, 2013, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate and related assets net of gross intangible lease liabilities, was 41%.
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
Recent Market Conditions

Beginning in late 2007, domestic and international financial markets experienced significant disruptions that severely impacted the availability of credit and contributed to rising costs associated with obtaining credit. Financial conditions affecting commercial real estate began to improve and continue to improve, as low treasury rates and increased lending from banks, insurance companies and commercial mortgage backed securities (“CMBS”) conduits have increased lending activity. Nevertheless, the debt market remains sensitive to the macro environment, such as Federal Reserve policy, market sentiment, or regulatory factors affecting the banking and CMBS industries. While we expect that financial conditions will remain favorable, if they were to deteriorate we may experience more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance any debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We expect to manage the current mortgage lending environment by considering alternative lending sources, including securitized debt, fixed rate loans, Credit Facility borrowings, short-term variable rate loans, assumed mortgage loans in connection with property acquisitions, interest rate lock or swap agreements, or any combination of the foregoing.
Commercial real estate fundamentals continue to strengthen, as a moderate pace of job creation has supported gains in office absorption, retail sales and warehouse distribution.  Although construction activity has increased, it remains near historic lows; as a result, incremental demand growth has helped to reduce vacancy rates and support modest rental growth.  Improving fundamentals have resulted in gains in property values; however, in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. As of September 30, 2013, 98% of our rentable square feet was under lease, and we expect that occupancy will remain high as the real estate recovery continues.  However, if recent improvements in the economy reverse course, we may experience vacancies or be required to reduce rental rates on occupied space. If we do experience vacancies, CR IV Advisors will actively seek to lease our vacant space; nevertheless, such space may be leased at lower rental rates and for shorter lease terms than our current leases provide.

Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table shows the property statistics of our real estate assets as of September 30, 2013 and 2012:

	September 30,
	2013	2012
Number of commercial properties (1)	240	32
Approximate rentable square feet (2)	7.6 million	582,000
Percentage of rentable square feet leased	98.4%	99.8%

(1)	Excludes a property owned through the Unconsolidated Joint Venture.
(2)	Includes square feet of the buildings on land parcels subject to ground leases.
The following table summarizes our real estate investment activity during the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Commercial properties acquired (1)	62	16	151	32
Approximate purchase price of acquired properties	$344.0 million	$92.8 million	$1.1 billion	$157.0 million
Approximate rentable square feet (2)	1.8 million	299,000	5.1 million	582,000

(1)	Excludes a property owned through the Unconsolidated Joint Venture.
(2)	Includes square feet of the buildings on land parcels subject to ground leases.
As shown in the tables above, we owned 240 commercial properties as of September 30, 2013, compared to 32 commercial properties as of September 30, 2012. Accordingly, our results of operations for the three and nine months ended September 30, 2013, compared to the three and nine months ended September 30, 2012, reflect significant increases in most categories. In addition, we began principal operations on April 13, 2012, which impacted the results of operations for the nine months ended September 30, 2012.
Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012
Revenue. Revenue increased $28.5 million to $30.3 million for the three months ended September 30, 2013, compared to $1.8 million for the three months ended September 30, 2012. Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 88% and 93% of total revenue during the three months ended September 30, 2013 and 2012, respectively. We also pay certain operating expenses subject to reimbursement by our tenants, which resulted in $3.7 million of tenant reimbursement income during the three months ended September 30, 2013, compared to $123,000 during the three months ended September 30, 2012. The increase was primarily due to the acquisition of 208 rental income-producing properties subsequent to September 30, 2012.
General and Administrative Expenses. General and administrative expenses increased $1.7 million to $2.3 million for the three months ended September 30, 2013, compared to $589,000 for the three months ended September 30, 2012. The increase was primarily due to increased trustee fees and operating expense reimbursements as a result of an increase in the number of stockholders of record and the acquisition of 208 rental income-producing properties subsequent to September 30, 2012, combined with an increase in accounting fees and state franchise and income taxes for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The primary general and administrative expense items are operating expense reimbursements, unused borrowing facility fees, escrow and trustee fees and accounting fees.
Property Operating Expenses. Property operating expenses increased $4.1 million to $4.3 million for the three months ended September 30, 2013, compared to $130,000 during the three months ended September 30, 2012. The increase was primarily due to the acquisition of 208 rental income-producing properties subsequent to September 30, 2012. In addition, the increase was due to the ownership of more properties during the three months ended September 30, 2013 than in the three months ended September 30, 2012, for which we initially pay certain operating expenses and are reimbursed by the tenant in accordance with the respective lease agreements. The primary property operating expense items are property taxes, repairs and maintenance and property related insurance.

Advisory Fees and Expenses. Pursuant to the advisory agreement with CR IV Advisors and based upon the amount of our current invested assets, we are required to pay to CR IV Advisors a monthly advisory fee equal to one-twelfth of 0.75% of the average invested assets. Additionally, we may be required to reimburse certain expenses incurred by CR IV Advisors in providing such advisory services, subject to limitations as set forth in the advisory agreement. Advisory fees and expenses increased $2.9 million to $3.1 million for the three months ended September 30, 2013, compared to $207,000 for the three months ended September 30, 2012. The increase was due to an increase in our average invested assets to $1.4 billion for the three months ended September 30, 2013, compared to $110.7 million for the three months ended September 30, 2012.
Acquisition Related Expenses. Acquisition related expenses increased $7.8 million to $10.4 million for the three months ended September 30, 2013, compared to $2.6 million during the three months ended September 30, 2012. The increase was primarily due to the acquisition related expenses incurred in connection with the purchase of 62 commercial properties for an aggregate purchase price of $344.0 million during the three months ended September 30, 2013, compared to the purchase of 16 commercial properties for an aggregate purchase price of $92.8 million during the three months ended September 30, 2012.
Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $9.1 million to $9.8 million for the three months ended September 30, 2013, compared to $677,000 for the three months ended September 30, 2012. The increase was primarily due to an increase in our average invested assets to $1.4 billion for the three months ended September 30, 2013, compared to $110.7 million for the three months ended September 30, 2012.
Interest Expense and Other. Interest expense and other increased $6.8 million to $7.1 million for the three months ended September 30, 2013, compared to $364,000 for the three months ended September 30, 2012. The increase was primarily due to an increase in the average aggregate amount of debt outstanding to $663.7 million during the three months ended September 30, 2013 from $33.4 million during the three months ended September 30, 2012. In addition, interest expense and other includes amortization of deferred financing costs and equity in income related to the Unconsolidated Joint Venture.
Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012
Revenue. Revenue increased $61.0 million to $63.5 million for the nine months ended September 30, 2013, compared to $2.5 million for the nine months ended September 30, 2012. Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 89% and 94% of total revenue during the nine months ended September 30, 2013 and 2012, respectively. We also pay certain operating expenses subject to reimbursement by our tenants, which resulted in $7.0 million of tenant reimbursement income during the nine months ended September 30, 2013, compared to $150,000 during the nine months ended September 30, 2012. The increase was primarily due to the acquisition of 208 rental income-producing properties subsequent to September 30, 2012.
General and Administrative Expenses. General and administrative expenses increased $4.0 million to $4.8 million for the nine months ended September 30, 2013, compared to $812,000 for the nine months ended September 30, 2012. The increase was primarily due to an increase in operating expense reimbursements, incurred by CR IV Advisors on our behalf, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, as we commenced principal operations on April 13, 2012 and CR IV Advisors agreed to waive operating expense reimbursements for the first two months of operations. The increase was also due to increased trustee fees and unused borrowing facility fees as a result of an increase in the number of stockholders of record and the acquisition of 208 rental income-producing properties subsequent to September 30, 2012. The primary general and administrative expense items are operating expense reimbursements, unused borrowing facility fees, escrow and trustee fees and accounting fees.
Property Operating Expenses. Property operating expenses increased $7.7 million to $7.9 million for the nine months ended September 30, 2013, compared to $157,000 during the nine months ended September 30, 2012. The increase was primarily due to the acquisition of 208 rental income-producing properties subsequent to September 30, 2012. In addition, the increase was due to the ownership of more properties during the nine months ended September 30, 2013 than in the nine months ended September 30, 2012, for which we initially pay certain operating expenses and are reimbursed by the tenant in accordance with the respective lease agreements. The primary property operating expense items are property taxes, repairs and maintenance and property related insurance.

Advisory Fees and Expenses. Pursuant to the advisory agreement with CR IV Advisors and based upon the amount of our current invested assets, we are required to pay to CR IV Advisors a monthly advisory fee equal to one-twelfth of 0.75% of the average invested assets. Additionally, we may be required to reimburse certain expenses incurred by CR IV Advisors in providing such advisory services, subject to limitations as set forth in the advisory agreement. Advisory fees and expenses increased $6.1 million to $6.4 million for the nine months ended September 30, 2013, compared to $297,000 during the nine months ended September 30, 2012, as we commenced principal operations on April 13, 2012 and CR IV Advisors agreed to waive advisory fees and expense reimbursements for the first two months of operations. The increase was also due to an increase in the average invested assets to $1.1 billion for the nine months ended September 30, 2013 from $78.5 million for the nine months ended September 30, 2012.
Acquisition Related Expenses. Acquisition related expenses increased $25.9 million to $30.5 million for the nine months ended September 30, 2013, compared to $4.6 million during the nine months ended September 30, 2012. The increase was primarily due to the acquisition related expenses incurred in connection with the purchase of 151 commercial properties for an aggregate purchase price of $1.1 billion during the nine months ended September 30, 2013, compared to the purchase of 32 commercial properties for an aggregate purchase price of $157.0 million during the nine months ended September 30, 2012.
Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $19.5 million to $20.5 million for the nine months ended September 30, 2013, compared to $938,000 for the nine months ended September 30, 2012. The increase was primarily due to an increase in our average invested assets to $1.1 billion for the nine months ended September 30, 2013, compared to $78.5 million for the nine months ended September 30, 2012.
Interest Expense and Other. Interest expense and other increased $14.9 million to $15.5 million for the nine months ended September 30, 2013, compared to $617,000 for the nine months ended September 30, 2012. The increase was primarily due to an increase in the average aggregate amount of debt outstanding to $462.3 million during the nine months ended September 30, 2013 from $19.5 million for the nine months ended September 30, 2012. In addition, interest expense and other includes amortization of deferred financing costs and equity in income related to the Unconsolidated Joint Venture.
Distributions
Our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001712523 per share (which equates to 6.25% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the period commencing on January 1, 2013 and ending on December 31, 2013.
During the nine months ended September 30, 2013 and 2012, we paid distributions of $25.3 million and $1.1 million, respectively, including $13.4 million and $539,000, respectively, through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the nine months ended September 30, 2013 was $3.5 million and reflected a reduction for real estate acquisition related expenses incurred of $30.5 million, in accordance with GAAP. For the nine months ended September 30, 2012, net cash used in operating activities was $3.4 million and reflected a reduction for real estate acquisition related expenses incurred of $4.6 million, in accordance with GAAP. As set forth in the “Estimated Use of Proceeds” section of the prospectus for the Offering, we treat our real estate acquisition related expenses as funded by proceeds from the Offering, including proceeds from the DRIP. Therefore, proceeds from the issuance of common stock for the nine months ended September 30, 2013 and 2012 are considered a source of our distributions to the extent that real estate acquisition related expenses have reduced net cash flows from operating activities. Our 2013 distributions were funded by net cash provided by operating activities of $3.5 million, or 14%, and proceeds from the Offering of $21.8 million, or 86%. All of our 2012 distributions were funded from proceeds from the Offering.

Share Redemptions
Our share redemption program permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to significant conditions and limitations. The share redemption program provides that we will redeem shares of our common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. We will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under the DRIP. In addition, we will redeem shares on a quarterly basis, at the rate of approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid. As of September 30, 2013, we received valid redemption requests under our share redemption program totaling approximately 123,000 shares, of which we redeemed approximately 31,000 shares as of September 30, 2013 for $302,000 ($9.88 per share) and approximately 92,000 shares subsequent to September 30, 2013 for $881,000 ($9.57 per share). A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program set forth in our prospectus. We have funded and intend to continue funding share redemptions with proceeds from the DRIP.
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
As of September 30, 2013, we had cash and cash equivalents of $129.3 million and available borrowings of $270.7 million under the Credit Facility. Additionally, as of September 30, 2013, we had unencumbered properties with a gross book value of $979.4 million, including $877.9 million of assets that are part of the Credit Facility’s unencumbered borrowing base (the “Borrowing Base Assets”), which may be used as collateral to secure additional financing in future periods or as additional collateral to facilitate the refinancing of current mortgage debt as it becomes due, subject to certain covenants and leverage and borrowing base restrictions related to the Credit Facility; however, the use of any Borrowing Base Assets as collateral would reduce the available borrowings under the Credit Facility.
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
We expect our operating cash flows to increase as we continue to acquire properties. Assuming a maximum offering and assuming all shares available under the DRIP are sold, we expect that approximately 88.1% of the gross proceeds from the sale of our common stock (86.7% if no shares are issued pursuant to the DRIP) will be invested in real estate and real estate-related assets, while the remaining approximately 11.9% will be used for working capital and to pay costs of the Offering, including sales commissions, dealer manager fees, organization and offering expenses and fees and expenses of CR IV Advisors in connection with acquiring properties. CR IV Advisors pays the organizational and other offering costs associated with the sale of our common stock (excluding selling commissions and the dealer manager fees), which we reimburse in an amount up to 2.0% of the gross proceeds of the Offering. As of September 30, 2013, CR IV Advisors had paid organization and offering costs in excess of the 2.0% in connection with the Offering. These excess costs were not included in our financial statements because such costs were not a liability to us as they exceeded 2.0% of gross proceeds from the Offering. As we continue to raise additional proceeds from the Offering, these excess costs may become payable. This amount may become payable to CR IV Advisors as we continue to raise additional proceeds in the Offering.

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
As of September 30, 2013, we had issued approximately 126.8 million shares of our common stock in the Offering resulting in gross proceeds of $1.3 billion.
As of September 30, 2013, we had $649.9 million of debt outstanding and the ratio of our debt to gross real estate and related assets, net of gross intangible lease liabilities, was 41%. See Note 6 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.
Our contractual obligations as of September 30, 2013 were as follows (in thousands):

	Payments due by period (1) (2)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments — credit facility	$300,000	$—	$—	$300,000	$—
Interest payments — credit facility (3)	55,045	11,294	33,912	9,839	—
Principal payments — fixed rate debt (4)	350,530	—	—	23,737	326,793
Interest payments — fixed rate debt	126,264	13,951	41,888	26,649	43,776
Total	$831,839	$25,245	$75,800	$360,225	$370,569

(1)	The table does not include amounts due to CR IV Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
As of September 30, 2013, we had $38.7 million of variable rate debt effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our swap agreements to calculate the debt payment obligations in future periods.

(3)
Payment obligations for the Term Loan outstanding under the Credit Facility are based on the interest rate of 3.71%, which is the rate fixed under the executed swap agreement that had the effect of fixing the variable interest rate per annum through the maturity date of August 2018.

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

As of September 30, 2013, we had entered into purchase agreements with unaffiliated third-party sellers to acquire a 100% interest in 52 retail properties, subject to meeting certain criteria, for an aggregate purchase price of $172.7 million, exclusive of closing costs. As of September 30, 2013, we had $6.9 million of property escrow deposits held by escrow agents in connection with these future property acquisitions, of which $4.0 million will be forfeited if the transactions are not completed under certain circumstances. In connection with one of these purchase agreements, we are contractually required to purchase 25 properties. As of September 30, 2013, we had purchased one of these properties and expect to purchase the remaining 24 properties. If the remaining 24 properties are not purchased, we will be obligated to pay the seller $10.0 million. These deposits are included in the accompanying condensed consolidated unaudited balance sheets in property escrow deposits, prepaid expenses and other assets. As of November 8, 2013, none of these escrow deposits had been forfeited.
Cash Flow Analysis
Operating Activities. During the nine months ended September 30, 2013, net cash provided by operating activities was $3.5 million compared to net cash used in operating activities of $3.4 million for the nine months ended September 30, 2012. The change was primarily due to an increase in depreciation and amortization expenses of $21.6 million, an increase in net loss of $17.2 million and a net increase in working capital accounts of $2.6 million. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities increased $936.6 million to $1.1 billion for the nine months ended September 30, 2013, compared to $157.7 million for the nine months ended September 30, 2012. The increase was primarily due to the acquisition of 151 commercial properties for an aggregate purchase price of $1.1 billion during the nine months ended September 30, 2013, compared to 32 commercial properties for an aggregate purchase price of $157.0 million during the nine months ended September 30, 2012.
Financing Activities. Net cash provided by financing activities increased $1.0 billion to $1.2 billion for the nine months ended September 30, 2013, compared to $172.9 million for the nine months ended September 30, 2012. The change was primarily due to net proceeds from the issuance of common stock of $852.2 million and net proceeds from the borrowing facilities and notes payable of $375.4 million for the nine months ended September 30, 2013.
Election as a REIT
We are taxed as a REIT under the Internal Revenue Code of 1986, as amended. To maintain our qualification as a REIT, we must continue to meet certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. As a REIT, we generally are not subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains).
If we fail to maintain our qualification as a REIT for any reason in a taxable year and applicable relief provisions do not apply, we will be subject to tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. We will not be able to deduct distributions paid to our stockholders in any year in which we fail to maintain our qualification as a REIT. We also will be disqualified for the four taxable years following the year during which qualification was lost, unless we are entitled to relief under specific statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to maintain our qualification as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our accompanying condensed consolidated unaudited financial statements. We will be subject to certain state and local taxes related to the operations of properties in certain locations. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our accompanying condensed consolidated unaudited financial statements.
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
Except as set forth below, a complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2012. Derivative Instruments and Hedging Activities was not considered a critical accounting policy for the year ended December 31, 2012 because no transactions in derivative instruments or hedging activities had occurred during the year ended December 31, 2012. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2012, and related notes thereto.
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
Subsequent Events
Certain events occurred subsequent to September 30, 2013 through the filing date of this Quarterly Report on Form 10-Q. Refer to Note 11 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation.
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation. There have been no accounting pronouncements issued, but not yet applied by us, that will significantly impact our financial statements.
Off-Balance Sheet Arrangements
As of September 30, 2013 and December 31, 2012, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
In connection with the acquisition of our properties, we have obtained variable rate debt financing through borrowings under the Revolving Loans and therefore may be exposed to changes in LIBOR. As of September 30, 2013, we had no variable rate debt outstanding under the Revolving Loans, and as such, there was no exposure to changes in interest expense per annum. In the future, we may obtain additional variable rate debt financing to fund certain property acquisitions, and may be exposed to interest rate changes. Our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. We have entered, and expect to continue to enter, into derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk associated with our variable rate debt. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes. We may also enter into rate lock arrangements to lock interest rates on future borrowings. We may be exposed to credit and market risks including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates.
As of September 30, 2013, we had three interest rate swap agreements outstanding, which mature on various dates from June 2018 through August 2020, with an aggregate notional amount of $338.7 million and an aggregate net fair value of $(5.0) million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of September 30, 2013, an increase of 50 basis points in interest rates would result in a decrease to the fair value of the derivative liability of $7.2 million.
We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2013, were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On April 13, 2012, we issued approximately 308,000 shares of our common stock in the Offering and commenced principal operations. As of September 30, 2013, we had issued approximately 126.8 million shares in the Offering for gross proceeds of $1.3 billion, out of which we paid $111.0 million in selling commissions and dealer manager fees and $25.3 million in organization and offering costs to CR IV Advisors or its affiliates. With the net offering proceeds and indebtedness, we acquired $1.6 billion in real estate and related assets and incurred acquisition costs of $44.9 million, including costs of $32.6 million in acquisition fees and expense reimbursements to CR IV Advisors. As of November 8, 2013, we have sold approximately 162.7 million shares in the Offering for gross offering proceeds of $1.6 billion.
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
The provisions of the share redemption program in no way limit our ability to repurchase shares from stockholders by any other legally available means for any reason that our board of directors, in its discretion, deems to be in our best interest. During the three months ended September 30, 2013, we redeemed shares, including those due to death, as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2013 - July 31, 2013	—	$—	—	(1)
August 1, 2013 - August 31, 2013	20,591	$9.82	20,591	(1)
September 1, 2013 - September 30, 2013	—	$—	—	(1)
Total	20,591		20,591	(1)

(1)	A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3.	Defaults Upon Senior Securities
No events occurred during the three months ended September 30, 2013 that would require a response to this item.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
No events occurred during the three months ended September 30, 2013 that would require a response to this item.

Item 6.	Exhibits
The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cole Credit Property Trust IV, Inc.
(Registrant)

By:	/s/ Simon J. Misselbrook
Simon J. Misselbrook
Senior Vice President of Accounting
(Principal Accounting Officer)
Date: November 12, 2013

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

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

4.1	Form of Initial Subscription Agreement (Incorporated by reference to Exhibit 4.1 to the Company’s post-effective amendment to Form S-11 (File No. 333-169533), filed October 10, 2013).
4.2	Form of Additional Subscription Agreement (Incorporated by reference to Exhibit 4.2 to the Company’s post-effective amendment to Form S-11 (File No. 333-169533), filed October 10, 2013).
4.3	Alternative Form of Initial Subscription Agreement (Incorporated by reference to Exhibit 4.3 to the Company’s post-effective amendment to Form S-11 (File No. 333-169533), filed October 10, 2013).
4.4
Form of Initial Subscription Agreement (Alabama Investors) (Incorporated by reference to Exhibit 4.4 to the Company’s post-effective amendment to Form S-11 (File No. 333-169533), filed October 10, 2013).

4.5
Form of Additional Subscription Agreement (Alabama Investors) (Incorporated by reference to Exhibit 4.5 to the Company’s post-effective amendment to Form S-11 (File No. 333-169533), filed October 10, 2013).

4.6	Alternative Form of Additional Subscription Agreement (Incorporated by reference to Exhibit 4.6 to the Company’s post-effective amendment to Form S-11 (File No. 333-169533), filed October 10, 2013).
10.1*	Third Modification and Lender Joinder Agreement, dated July 19, 2013, among Cole Operating Partnership IV, LP, JPMorgan Chase Bank, N.A., Bank of America, N.A. and U.S. Bank National Association.
10.2
Amended and Restated Credit Agreement, dated August 15, 2013, among Cole Operating Partnership IV, LP, as the borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Bank of America, N.A. and U.S. Bank National Association as Co-Syndication Agents and Capital One, N.A., Regions Bank, Wells Fargo Bank, National Association and PNC Bank, National Association as Co-Documentation Agents (Incorporated by reference to Exhibit 10.29 of the Company’s post-effective amendment to Form S-11 (File No. 333-169533), filed October 10, 2013).

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