Form 10-K
period 2013-12-31
COLE CREDIT PROPERTY TRUST IV, INC.
filed 2014-03-31
CIK 1498547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 000-54939
 COLE CREDIT PROPERTY TRUST IV, INC.
(Exact name of registrant as specified in its charter)

Maryland	27-3148022
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2325 East Camelback Road, Suite 1100 Phoenix, Arizona 85016 (Address of principal executive offices; zip code)	(602) 778-8700 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
None	None
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There is no established market for the registrant’s shares of common stock. As of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant was conducting an initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11, which shares were being sold at $10.00 per share with discounts available for certain categories of purchasers. There were approximately 67.4 million shares of common stock held by non-affiliates as of June 30, 2013, for an aggregate market value of $674.3 million, assuming a market value as of that date of $10.00 per share.
The number of shares of common stock outstanding as of March 25, 2014 was approximately 297.1 million.
Documents Incorporated by Reference:
The Registrant incorporates by reference portions of the Cole Credit Property Trust IV, Inc. Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders (into Items 10, 11, 12, 13 and 14 of Part III).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K of Cole Credit Property Trust IV, Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Annual Report on Form 10-K is filed with the Securities and Exchange Commission (the “SEC”). We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Annual Report on Form 10-K. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in “Item 1A — Risk Factors” of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS
Formation
Cole Credit Property Trust IV, Inc. (the “Company,” “we,” “our” or “us”) is a Maryland corporation that was formed on July 27, 2010, our date of inception, which has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes. We are the sole general partner of and own, directly or indirectly, 100% of the partnership interest in Cole Operating Partnership IV, LP, a Delaware limited partnership (“CCPT IV OP”). We are externally managed by Cole REIT Advisors IV, LLC (“CR IV Advisors”), which was, prior to the ARCP Merger (as defined below), indirectly owned by Cole Real Estate Investments, Inc. (“Cole”, formerly known as Cole Credit Property Trust III, Inc.) as a result of Cole acquiring Cole Holdings Corporation (“CHC”) on April 5, 2013 pursuant to a transaction whereby CHC merged with and into CREInvestments, LLC (“CREI”), a wholly-owned subsidiary of Cole. On February 7, 2014, American Realty Capital Properties, Inc. (“ARCP”) acquired Cole pursuant to a transaction whereby Cole merged with and into Clark Acquisition, LLC, a wholly-owned subsidiary of ARCP (“Merger Sub”), with Merger Sub surviving as a wholly-owned subsidiary of ARCP (the “ARCP Merger”). ARCP is a self-managed publicly traded Maryland corporation listed on The NASDAQ Global Select Market, focused on acquiring and owning single tenant freestanding commercial properties subject to net leases with high credit quality tenants. As a result of the ARCP Merger, ARCP indirectly owns and/or controls our external advisor, CR IV Advisors, our dealer manager, Cole Capital Corporation (“CCC”), our property manager, CREI Advisors, LLC (“CREI Advisors”), and our sponsor, Cole Capital™, and such entities are expected to continue to serve in their respective capacities to the Company, as discussed in Note 17 to the consolidated financial statements in this Annual Report on Form 10-K.
Our sponsor, Cole Capital, which is comprised of a group of affiliated entities, including CR IV Advisors, has sponsored various real estate investment programs. CR IV Advisors, pursuant to an advisory agreement with us, is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf. Pursuant to the advisory agreement, CR IV Advisors has fiduciary obligations to us and our stockholders. Our charter provides that our independent directors are responsible for reviewing the performance of CR IV Advisors and determining whether the compensation paid to CR IV Advisors and its affiliates is reasonable. The advisory agreement with CR IV Advisors has a term which currently ends November 30, 2014, and is reconsidered for renewal on an annual basis by our board of directors.
On January 26, 2012, pursuant to a Registration Statement on Form S-11 filed with the SEC under the Securities Act (Registration No. 333-169533), we commenced our initial public offering on a “best efforts” basis of up to a maximum of $2.975 billion in shares of common stock. Subsequent to December 31, 2013, we reallocated shares between our primary offering and our distribution reinvestment plan (the “DRIP”). As a result of this reallocation, the initial public offering offers up to a maximum of approximately 292.3 million shares of our common stock at a price of $10.00 per share, subject to reduction in certain circumstances, and up to approximately 5.5 million additional shares to be issued pursuant to the DRIP under which our stockholders may elect to have distributions reinvested in additional shares of common stock at a price of $9.50 per share (the “Offering”). As of December 31, 2013, we had issued approximately 211.1 million shares of our common stock in the Offering for gross offering proceeds of $2.1 billion before offering costs and selling commissions of $226.0 million.
As of February 25, 2014, we no longer accepted subscription agreements in connection with the Offering because we had received subscription agreements that allowed us to reach the maximum primary offering amount; however, subscription agreements received prior to the time at which we reach the maximum primary offering amount, but not in good order, or subscription agreements that require additional information or are not fully funded, will be subject to review and will be processed only if shares are available. As of March 25, 2014, we had received $3.0 billion in gross offering proceeds through the issuance of approximately 297.3 million shares of our common stock in the Offering (including shares issued pursuant to the DRIP). After we reach the maximum primary offering amount, we intend to deregister all remaining unsold shares from the Offering.
In addition, we registered 26.0 million shares of common stock under the DRIP pursuant to a registration statement filed on Form S-3 (the “DRIP Offering” and collectively with the Offering, the “Offerings”), which was filed with the SEC on December 19, 2013 and automatically became effective with the SEC upon filing. We will continue to issue shares of common stock under the DRIP Offering.
As of December 31, 2013, we owned 337 properties, comprising 10.8 million rentable square feet of commercial space located in 38 states. As of December 31, 2013, the rentable space at these properties was 99% leased. In addition, through an unconsolidated joint venture arrangement, as of December 31, 2013, we had an interest in one property comprising 176,000 rentable square feet of commercial space.

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
Acquisition and Investment Policies
Types of Investments
We invest primarily in income-producing necessity retail properties that are single-tenant or multi-tenant “power centers,” which are leased to national and regional creditworthy tenants under long-term net leases, and are strategically located throughout the United States and U.S. protectorates. We consider necessity retail properties to be properties leased to retail tenants that attract consumers for everyday needs, such as pharmacies, home improvement stores, national superstores, restaurants and regional retailers. Power centers are multi-tenant properties that are anchored by one or more large national, regional or local retailers.
For over three decades, our sponsor, Cole Capital, has developed and utilized this investment approach in acquiring and managing core commercial real estate assets primarily in the retail sector, but in the office and industrial sectors as well. We believe that our sponsor’s experience in assembling real estate portfolios, which principally focus on national and regional creditworthy tenants subject to long-term leases, will provide us with a competitive advantage. In addition, our sponsor has built a business of approximately 400 employees who are experienced in the various aspects of acquiring, financing and managing commercial real estate, and we believe that our access to these resources provides us with a competitive advantage.
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
We may further diversify our portfolio by making and investing in mortgage, bridge or mezzanine loans, or in participations in such loans, secured directly or indirectly by the same types of commercial properties that we may acquire directly, and we may invest in other real estate-related securities. We may acquire properties under development or that require substantial refurbishment or renovation. We also have acquired and may continue to acquire majority or minority interests in other entities with investment objectives similar to ours.
Many of our properties are and we anticipate future properties will be leased to tenants in the chain or franchise retail industry, including but not limited to convenience stores, drug stores and restaurant properties, as well as leased to large national retailers as stand alone properties or as part of so-called “power centers,” which are anchored by national, regional and local retailers. CR IV Advisors will monitor industry trends and identify properties on our behalf that serve to provide a favorable return balanced with risk. Our management primarily targets regional or national name brand retail businesses with established track records. We generally intend to hold each property for a period in excess of seven years.

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
There is no limitation on the number, size or type of properties that we acquire, or on the percentage of net proceeds of the Offerings that may be invested in a single property. The number and mix of properties comprising our portfolio will depend upon real estate market conditions and other circumstances existing at the time we acquire properties, and the amount of proceeds we raise in the Offerings. We will not forego a high quality investment because it does not precisely fit our expected portfolio composition. See “— Other Possible Investments” below for a description of other types of real estate and real estate-related investments we may make.
We incur debt to acquire properties where CR IV Advisors determines that incurring such debt is in our best interests and in the best interest of our stockholders. In addition, from time to time, we have acquired and may continue to acquire some properties without financing and later incur mortgage debt secured by one or more of such properties if favorable financing terms are available. We use the proceeds from these loans to acquire additional properties. See “— Borrowing Policies” below for a more detailed description of our borrowing intentions and limitations.
Real Estate Underwriting Process
In evaluating potential property acquisitions consistent with our investment objectives, CR IV Advisors applies a well-established underwriting process to determine the creditworthiness of potential tenants. Similarly, CR IV Advisors applies credit underwriting criteria to possible new tenants when we are re-leasing properties in our portfolio. Many of the tenants of our properties are and we expect will continue to be national or regional retail chains that are creditworthy entities having high net worth and operating income. CR IV Advisors’ underwriting process includes analyzing the financial data and other available information about the tenant, such as income statements, balance sheets, net worth, cash flow, business plans, data provided by industry credit rating services, and/or other information CR IV Advisors may deem relevant. Generally, these tenants must have a proven track record in order to meet the credit tests applied by CR IV Advisors. In addition, we may obtain guarantees of leases by the corporate parent of the tenant, in which case CR IV Advisors will analyze the creditworthiness of the guarantor. In many instances, especially in sale-leaseback situations where we are acquiring a property from a company and simultaneously leasing it back to the company under a long-term lease, we will meet with the tenant’s senior management to discuss the company’s business plan and strategy.
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
•presence of nearby properties that may positively or negatively impact store sales at the subject property; and

•
lease terms, including length of lease term, scope of landlord responsibilities, presence and frequency of contractual rental increases, renewal option provisions, exclusive and permitted use provisions, co-tenancy requirements and termination options.

CR IV Advisors also reviews the terms of each existing lease by considering various factors, including:
•rent escalations;
•remaining lease term;
•renewal option terms;
•tenant purchase options;
•termination options;
•scope of the landlord’s maintenance, repair and replacement requirements;
•projected net cash flow yield; and
•projected internal rates of return.
Our board of directors has adopted a policy to prohibit acquisitions from affiliates of CR IV Advisors except in limited circumstances. See the section captioned “— Conflicts of Interest ” below.
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
In addition, we will take such steps as we deem necessary with respect to potential environmental matters. See the section captioned “— Environmental Matters” below.
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
In the purchasing, leasing and developing of properties, we are subject to risks generally incident to the ownership of real estate. Refer to Item 1A. “Risk Factors — General Risks Related to Investments in Real Estate” included elsewhere in this Annual Report on Form 10-K.

Ownership Structure
Our investments in real estate generally take the form of holding fee title or a long-term leasehold estate. We have acquired, and expect to continue to acquire, such interests either directly through our operating partnership or indirectly through limited liability companies, limited partnerships or other entities owned and/or controlled by our operating partnership. We may acquire properties by acquiring the entity that holds the desired properties. We also have acquired, and may continue to acquire, properties through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with third parties, including the developers of the properties or affiliates of CR IV Advisors. See the section captioned “— Joint Venture Investments” below.
Joint Venture Investments
We have entered, and may continue to enter into, joint ventures, partnerships, co-tenancies and other co-ownership arrangements with affiliated entities of CR IV Advisors, including other real estate programs sponsored by our sponsor, or other affiliates of CR IV Advisors, and other third parties for the acquisition, development or improvement of properties or the acquisition of other real estate-related investments. We may also enter into such arrangements with real estate developers, owners and other unaffiliated third parties for the purpose of developing, owning and operating real properties. In determining whether to invest in a particular joint venture, CR IV Advisors will evaluate the underlying real property or other real estate-related investment using the same criteria described above in “— Investment Decisions” for the selection of our real property investments. CR IV Advisors also will evaluate the joint venture or co-ownership partner and the proposed terms of the joint venture or a co-ownership arrangement.
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
CR IV Advisors’ officers and key persons may have conflicts of interest in determining which program sponsored by Cole Capital should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, CR IV Advisors’ officers and key persons may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Since some or all of CR IV Advisors’ officers and key persons will also advise the affiliated co-venturer, agreements and transactions between us and ARCP or any other real estate programs sponsored by Cole Capital will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceed the percentage of our investment in the joint venture.
We may enter into joint ventures with ARCP, other real estate programs sponsored by Cole Capital, CR IV Advisors, one or more of our directors, or any of their respective affiliates, only if a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction approve the transaction as being fair and reasonable to us and on substantially the same terms and conditions as those received by unaffiliated joint venturers, and the cost of our investment must be supported by a current third party appraisal of the asset.
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

•
consistent with our general policy regarding joint venture investments, we would have an option or contract to purchase, or a right of first refusal to purchase, the property or the co-investor’s interest.

It is possible that joint venture partners may resist granting us a right of first refusal or may insist on a different methodology for unwinding the joint venture if one of the parties wishes to liquidate its interest.
In the event that we elect to engage in development or construction projects, in order to help ensure performance by the builders of properties that are under construction, completion of such properties will be guaranteed at the contracted price by a completion guaranty, completion bond or performance bond. CR IV Advisors may rely upon the substantial net worth of the contractor or developer or a personal guarantee accompanied by financial statements showing a substantial net worth provided by an affiliate of the person entering into the construction or development contract as an alternative to a completion bond or performance bond. Development of real estate properties is subject to risks relating to a builder’s ability to control construction costs or to build in conformity with plans, specifications and timetables. Refer to Item 1A. “Risk Factors — General Risks Related to Investments in Real Estate” included elsewhere in this Annual Report on Form 10-K.
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
Other Possible Investments
Although we expect to invest primarily in real estate, our portfolio may also include other real estate-related investments, such as mortgage, mezzanine, bridge and other loans and securities related to real estate assets, frequently, but not necessarily always, in the corporate sector, to the extent such assets do not cause us to lose our REIT status or cause us to be an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. Thus, to the extent that CR IV Advisors presents us with high quality investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and do not cause us, our operating partnership or any other subsidiaries to meet the definition of an “investment company” under the Investment Company Act, our portfolio composition may vary from what we initially expect. Our board of directors has broad discretion to change our investment policies in order for us to achieve our investment objectives.
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

We do not have any policies directing the portion of our assets that may be invested in construction loans, mezzanine loans, bridge loans, loans secured by leasehold interests and second, third and wraparound mortgage loans. However, we recognize that these types of loans are subject to more risk than first deeds of trust or first priority mortgages on income-producing, fee-simple properties, and we expect to minimize the amount of these types of loans in our portfolio, to the extent that we make or invest in loans at all. CR IV Advisors will evaluate the fact that these types of loans are riskier in determining the rate of interest on the loans. We do not have any policy that limits the amount that we may invest in any single loan or the amount we may invest in loans to any one borrower. We are not limited as to the amount of gross offering proceeds that we may use to invest in or originate loans.
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
At the same time, CR IV Advisors believes in utilizing leverage in a moderate fashion. While there is no limitation on the amount we may borrow against any single improved property, our charter limits our aggregate borrowings to 75% of the cost of our gross assets (or 300% of net assets) (before deducting depreciation or other non-cash reserves) unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. Consistent with CR IV Advisors’ approach toward the moderate use of leverage, our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. Our advisor has set a target leverage ratio of 40% to 50% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets. As of December 31, 2013, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate and related assets net of gross intangible lease liabilities, was 32%.

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
Our ability to increase our diversification through borrowing may be adversely impacted if banks and other lending institutions reduce the amount of funds available for loans secured by real estate. When interest rates on mortgage loans are high or financing is otherwise unavailable on a timely basis, we have purchased, and may continue to purchase, properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time. To the extent that we do not obtain mortgage loans on our properties, our ability to acquire additional properties will be restricted and we may not be able to adequately diversify our portfolio. Refer to Item 1A. “Risk Factors — Risk Associated with Debt Financing” included elsewhere in this Annual Report on Form 10-K.
We may not borrow money from any of our directors or from CR IV Advisors or its affiliates unless such loan is approved by a majority of the directors not otherwise interested in the transaction (including a majority of the independent directors) as fair, competitive and commercially reasonable and no less favorable to us than a comparable loan between unaffiliated parties. We entered into a $10.0 million subordinate revolving line of credit (the “Series C Loan”) during the year ended December 31, 2012 with Series C, LLC, an affiliate of CR IV Advisors, that matured on April 12, 2013. The Series C Loan was approved by a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction as being fair, competitive and commercially reasonable and no less favorable to us than a comparable loan between unaffiliated parties under the same circumstances. Upon maturity, there were no amounts outstanding on the Series C Loan. During the year ended December 31, 2013, we did not borrow any funds from affiliates of our advisor.
Disposition Policies
We intend to hold each property we acquire for an extended period, generally in excess of seven years. Holding periods for other real estate-related investments may vary. Regardless of intended holding periods, circumstances might arise that could cause us to determine to sell an asset before the end of the expected holding period if we believe the sale of the asset would be in the best interests of our stockholders. The determination of whether a particular asset should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing and projected economic conditions, current tenant rolls and tenant creditworthiness, whether we could apply the proceeds from the sale of the asset to make other investments, whether disposition of the asset would increase cash flow, and whether the sale of the asset would be a prohibited transaction under the Internal Revenue Code or otherwise impact our status as a REIT for federal income tax purposes. The selling price of a property that is net leased will be determined in large part by the amount of rent payable under the lease. If a tenant has a repurchase option at a formula price, we may be limited in realizing any appreciation. In connection with our sales of properties, we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale. As of December 31, 2013, we had not sold any properties.
Acquisition of Properties from Affiliates of CR IV Advisors
We may acquire properties or interests in properties from or in co-ownership arrangements with entities affiliated with CR IV Advisors, including properties acquired from affiliates of CR IV Advisors engaged in construction and development of commercial real properties. We will not acquire any property from an affiliate of CR IV Advisors unless a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction determine that the transaction is fair and reasonable to us. The purchase price that we will pay for any property we acquire from affiliates of CR IV Advisors, including property developed by an affiliate of CR IV Advisors as well as property held by such an affiliate that has already been developed, will not exceed the current appraised value of the property. In addition, the price of the property we acquire from an affiliate of CR IV Advisors may not exceed the cost of the property to the affiliate, unless a majority of our directors and a majority of our independent directors determine that substantial justification for the excess exists and the excess is reasonable. During the year ended December 31, 2013, we did not purchase any properties from affiliates of our advisor.

Conflicts of Interest
We are subject to various conflicts of interest arising out of our relationship with CR IV Advisors and its affiliates, including conflicts related to the arrangements pursuant to which we will compensate CR IV Advisors and its affiliates. While our independent directors must approve the engagement of CR IV Advisors as our advisor, the fees payable to CR IV Advisors in connection with the services provided to us, and any subsequent decision to continue such engagement, the ability of our independent directors to negotiate on our behalf may be adversely impacted by the fact that our board of directors recognizes that our stockholders invested with the understanding and expectation that an affiliate of Cole Capital would act as our advisor. Certain conflict resolution procedures are set forth in our charter.
Our officers and affiliates of CR IV Advisors will try to balance our interests with the interests of ARCP and other real estate programs sponsored by Cole Capital to whom they owe duties. However, to the extent that these persons take actions that are more favorable to other entities than to us, these actions could have a negative impact on our financial performance and, consequently, on distributions to our stockholders and the value of their investments. In addition, our directors, officers and certain of our stockholders may engage for their own account in business activities of the types conducted or to be conducted by our subsidiaries and us.
Our independent directors have an obligation to function on our behalf in all situations in which a conflict of interest may arise and are authorized to retain independent legal counsel. Furthermore, all of our directors have a fiduciary obligation to act on behalf of our stockholders.
Due to the ARCP Merger, we are now subject to conflicts of interest arising out of our relationship with Mr. Schorsch, our chairman of the board of directors, chief executive officer and president, who has a significant financial interest in the American Realty Capital group of companies, which sponsors REITs that have investment objectives, targeted assets, and legal and financial obligations similar to ours. Mr. Schorsch also serves as the chairman and chief executive officer of ARCP, which also has investment objectives, targeted assets, and legal and financial obligations similar to ours. Mr. Schorsch also serves as the executive chairman of the board of directors of RCS Capital Corporation and in various executive and/or board positions with entities that are part of the American Realty Capital group of companies. RCS Capital Corporation is a public holding company that operates a broker-dealer that serves as the dealer manager for other REITs, some of which have investment objectives, targeted assets, and legal and financial obligations similar to ours, including REITs sponsored by the American Realty Capital group of companies.
Interests in Other Real Estate Programs and Other Concurrent Offerings
Affiliates of CR IV Advisors act as an advisor to, and/or our executive officers and at least one of our directors act as officers and/or directors of, ARCP, as well as Cole Credit Property Trust, Inc. (“CCPT I”), Cole Credit Property Trust V, Inc. (“CCPT V”), Cole Corporate Income Trust, Inc. (“CCIT”), Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”) and Cole Real Estate Income Strategy (Daily NAV), Inc. (“Cole Income NAV Strategy”), all of which are REITs offered, distributed and/or managed by affiliates of CR IV Advisors. In addition, all of these REITs employ our sponsor’s investment strategy, which focuses on single-tenant corporate properties subject to long term net leases to creditworthy tenants. ARCP, CCPT I and CCPT V, like us, focus primarily on the retail sector, while CCIT and CCIT II focus primarily on the office and industrial sectors and Cole Income NAV Strategy focuses primarily on commercial properties in the retail, office and industrial sectors. Nevertheless, the common investment strategy used by each REIT would permit them to purchase certain properties that also may be suitable for our portfolio. Formerly, affiliates of CR IV Advisors acted as an advisor to Cole Credit Property Trust II, Inc. (“CCPT II”); however, on January 22, 2013, CCPT II entered into an agreement and plan of merger with Spirit Realty Capital, Inc., a publicly listed REIT. The merger was completed on July 17, 2013. In addition, affiliates of CR IV Advisors acted as an advisor to Cole; however, on February 7, 2014, the ARCP Merger was completed pursuant to a transaction whereby Cole merged with and into Merger Sub with Merger Sub surviving as a wholly-owned subsidiary of ARCP.
As described in the section captioned “— Formation” above, the ARCP Merger was completed on February 7, 2014, and ARCP is a self-managed publicly traded Maryland corporation listed on The NASDAQ Global Select Market.
CCPT I is no longer offering shares for investment as of the date of this Annual Report on Form 10-K and is not currently pursuing the acquisition of additional properties. On March 17, 2014, CCPT I entered into an agreement and plan of merger (the “CCPT I Merger Agreement”) among CCPT I, ARCP, and Desert Acquisition, Inc., a Delaware corporation and direct wholly-owned subsidiary of ARCP (“Desert Merger Sub”), pursuant to which, among other things, Desert Merger Sub will commence a cash tender offer (the “Offer”) to purchase all of the outstanding shares of CCPT I’s common stock at a price of $7.25 per share in cash, without interest, subject to applicable tax withholding. Following the expiration of the Offer, and subject to the satisfaction or waiver of the conditions set forth in the CCPT I Merger Agreement and, if necessary, exercise of the top-up option provided for in the CCPT I Merger Agreement, CCPT I will merge with and into Desert Merger Sub, with Desert Merger Sub surviving as a direct wholly-owned subsidiary of ARCP.

CCIT II’s initial public offering of up to $2.975 billion in shares of common stock was declared effective by the SEC on September 17, 2013. Cole Income NAV Strategy’s offerings of up to $4.0 billion in shares of common stock of three classes were declared effective by the SEC on December 6, 2011 and August 26, 2013. CCPT V’s initial public offering of up to $2.975 billion in shares of common stock was declared effective by the SEC on March 17, 2014. CCIT’s initial public offering of up to $2.975 billion shares of common stock was declared effective by the SEC on February 10, 2011; however, CCIT ceased issuing shares in its primary offering on November 21, 2013. CCIT expects to continue selling shares of its common stock pursuant to its distribution reinvestment plan.
ARCP and other real estate programs sponsored by Cole Capital, whether or not currently existing, could compete with us in the sale or operation of our assets. We will seek to achieve any operating efficiencies or similar savings that may result from affiliated management of competitive assets. However, to the extent such programs own or acquire property that is adjacent, or in close proximity, to a property we own, our property may compete with such other program’s property for tenants or purchasers.
Although our board of directors has adopted a policy limiting the types of transactions that we may enter into with CR IV Advisors and its affiliates, including ARCP and other real estate programs sponsored by Cole Capital, we may enter into certain such transactions, which are subject to an inherent conflict of interest. Similarly, joint ventures involving affiliates of CR IV Advisors also give rise to conflicts of interest. In addition, our board of directors may encounter conflicts of interest in enforcing our rights against any affiliate of CR IV Advisors in the event of a default by or disagreement with an affiliate or in invoking powers, rights or options pursuant to any agreement between us and CR IV Advisors, any of its affiliates, ARCP or another real estate program sponsored by Cole Capital.
Other Activities of CR IV Advisors and Its Affiliates
We rely on CR IV Advisors for the day-to-day operation of our business pursuant to an advisory agreement. As a result of the interests of members of its management in ARCP and other real estate programs sponsored by Cole Capital and the fact that they also are engaged and will continue to engage in other business activities, CR IV Advisors and its officers, key persons and respective affiliates may have conflicts of interest in allocating their time between us, ARCP and other real estate programs sponsored by Cole Capital and other activities in which they are involved. However, CR IV Advisors believes that it and its affiliates have sufficient personnel to discharge fully their responsibilities to ARCP and all of the real estate programs sponsored by Cole Capital and other ventures in which they are involved.
In addition, each of our executive officers also serves as an officer and/or director of CR IV Advisors and/or other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities, as applicable, which may conflict with the fiduciary duties that they owe to us and our stockholders.
Dealer Manager
Because CCC, our dealer manager, is an affiliate of CR IV Advisors, we did not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter in connection with the Offerings.
Property Manager
Our properties are, and we anticipate that substantially all properties we acquire in the future will be, managed and leased by our property manager, CREI Advisors, an affiliate of our advisor, pursuant to property management and leasing agreements with our subsidiaries that hold title to our properties. We expect CREI Advisors to also serve as property manager for properties owned by other real estate programs sponsored by Cole Capital, some of which may be in competition with our properties.

Receipt of Fees and Other Compensation by CR IV Advisors and Its Affiliates
We have incurred, and expect to continue to incur, commissions, fees and expenses payable to CR IV Advisors and affiliates in connection with the Offerings and the acquisition and management of our assets, including selling commissions, dealer manager fees, acquisition and advisory fees, organization and offering expenses, acquisition expenses and operating expenses. A transaction involving the purchase or sale of properties, or the purchase or sale of any other real estate-related investment, have resulted and may continue to result in the receipt of fees and other compensation by CR IV Advisors and its affiliates, including acquisition and advisory fees, disposition fees and/or the possibility of subordinated performance fees. Subject to oversight by our board of directors, CR IV Advisors will continue to have considerable discretion with respect to all decisions relating to the terms and timing of all transactions. Therefore, CR IV Advisors may have conflicts of interest concerning certain actions taken on our behalf, particularly due to the fact that acquisition fees will generally be based on the cost of the investment and payable to CR IV Advisors and its affiliates regardless of the quality of the properties acquired. Similarly, until such time as our board of directors provides an estimate of the value of our shares, the advisory fees will be based on the cost of our investments regardless of the quality of the properties acquired or services provided to us. Basing acquisition fees and advisory fees on the cost or estimated value of the investment may influence CR IV Advisors’ decisions relating to property acquisitions.
Employees
We have no direct employees. The employees of CR IV Advisors and its affiliates provide services to us related to acquisition and disposition, property management, asset management, financing, accounting, investor relations and administration. The employees of CCC, our dealer manager, provide wholesale brokerage services.
We are dependent on CR IV Advisors and its affiliates for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, property management and other general administrative responsibilities. In the event that these companies were unable to provide these services to us, we would be required to obtain such services from other sources.
We reimburse CR IV Advisors and its affiliates for expenses incurred in connection with its provision of administrative, acquisition, property management, asset management, financing, accounting and investor relation services, including personnel costs, subject to certain limitations. During the years ended December 31, 2013 and 2012, $6.2 million and $248,000, respectively, were recorded for reimbursement of services provided by CR IV Advisors and its affiliates in connection with the acquisition, management, and financing of our assets. During the year ended December 31, 2012, we did not incur any advisory fees or operating expense reimbursements for certain months from April 13, 2012, when we commenced principal operations, through December 31, 2012 as CR IV Advisors agreed to waive its rights to these fees and expense reimbursements during such periods. In addition, during the years ended December 31, 2013 and 2012, $36.2 million and $6.0 million, respectively, were recorded for the reimbursement of certain third-party and personnel costs allocated in connection with the issuance of shares pursuant to the Offering.
Insurance
See sections captioned “Acquisition and Investment Policies — Description of Leases” and “Environmental Matters.”
Reportable Segments
We operate on a consolidated basis in our commercial properties segment. See Note 2 to our consolidated financial statements in this Annual Report on Form 10-K.
Competition
As we purchase properties, we are in competition with other potential buyers for the same properties and may have to pay more to purchase the property than if there were no other potential acquirers or we may have to locate another property that meets our investment criteria. Although our properties are currently 99% leased and we intend to acquire properties subject to existing leases, the leasing of real estate is highly competitive in the current market, and we may continue to experience competition for tenants from owners and managers of competing projects. As a result, we may have to provide free rent, incur charges for tenant improvements, or offer other inducements, or we might not be able to timely lease the space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we may also be in competition with sellers of similar properties to locate suitable purchasers for our properties.

Concentration of Credit Risk
As of December 31, 2013, we had cash on deposit, including restricted cash, at nine financial institutions, in six of which we had deposits in excess of federally insured levels totaling $307.2 million; however, we have not experienced any losses in such accounts. We limit significant cash deposits to accounts held by financial institutions with high credit standing; therefore, we believe we are not exposed to any significant credit risk on its cash deposits.
As of December 31, 2013, no single tenant accounted for greater than 10% of our 2013 gross annualized rental revenues. We had certain geographic concentrations in our property holdings. In particular, as of December 31, 2013, 45 of our properties were located in Texas and five were located in California, which accounted for 13% and 12%, respectively, of our 2013 gross annualized rental revenues. In addition, we have tenants in the drugstore and discount store industries, which comprised 13% and 12%, respectively, of our 2013 gross annualized rental revenues. See “Item 2. Properties” for additional information regarding the geographic concentration of our properties.
Litigation
In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any pending legal proceedings of which the outcome is reasonably possible to have a material effect on our results of operations, financial condition or liquidity.
Environmental Matters
In connection with the ownership and operation of real estate, we potentially may be liable for costs and damages related to environmental matters. We own certain properties that are subject to environmental remediation. In each case, the seller of the property, the tenant of the property and/or another third party has been identified as the responsible party for environmental remediation costs related to the respective property. Additionally, in connection with the purchase of certain of the properties, the respective sellers and/or tenants have indemnified us against future remediation costs. In addition, we carry environmental liability insurance on our properties that provides limited coverage for remediation liability and pollution liability for third-party bodily injury and property damage claims. Accordingly, we do not believe that it is reasonably possible that the environmental matters identified at such properties will have a material effect on our results of operations, financial condition or liquidity, nor are we aware of any environmental matters at other properties which we believe are reasonably possible to have a material effect on our results of operations, financial condition or liquidity. See “— Conditions to Closing Our Acquisitions” for a description of the steps we may take to ensure environmental compliance in the properties we acquire.
Available Information
We electronically file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the SEC. We have also filed registration statements, amendments to our registration statements, and supplements to our prospectus in connection with the Offerings with the SEC. Copies of our filings with the SEC may be obtained from the SEC’s website, at http://www.sec.gov. Access to these filings is free of charge.

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
We have a limited operating history, as we commenced principal operations on April 13, 2012. Since we currently have not identified all of the properties we intend to purchase, we are considered to be a “blind pool.” You will not be able to evaluate the economic merit of our future investments until after such investments have been made. As a result, an investment in our shares is speculative.

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
The offering price for our shares is not based on the book value or net asset value of our investments or our expected cash flow. Our board of directors does not intend to provide a reasonable estimate of the value of our shares until 18 months after the end of our Offering, unless earlier required pursuant to applicable regulatory requirements. Until such time as we determine a reasonable estimate of the value of our shares, the price of our shares is not intended to reflect our per share net asset value. See Item 7. “Distributions” included elsewhere in this Annual Report on Form 10-K.
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
To the extent that cash flow from operations is insufficient to fully cover our distributions to you, we have paid, and may continue to pay, distributions from sources other than cash flow from operations. Such sources may include borrowings, proceeds from asset sales or the sale of our securities in the Offering or future offerings. We have no limits on the amounts we may pay from sources other than cash flows from operations.
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
We could suffer from delays in locating suitable investments. Delays we encounter in the selection and/or acquisition of income-producing properties likely would adversely affect our ability to pay distributions to you and the value of your overall returns. The large size of the Offering, coupled with competition from other real estate investors, increase the risk of delays in investing our net offering proceeds. Our stockholders should expect to wait at least several months after the closing of a property acquisition before receiving cash distributions attributable to that property. If our advisor is unable to identify suitable investments, we will hold the proceeds we raise in the Offerings in an interest-bearing account or invest the proceeds in short-term, investment-grade investments, which would provide a significantly lower return to us than the return we expect from our investments in real estate.

You will not have the opportunity to evaluate our future investments before we make them, which makes an investment in our common stock more speculative.
While we will provide you with information on a regular basis regarding our real estate investments after they are acquired, we will not provide you with a significant amount of information, if any, for you to evaluate our future investments prior to our making them. Since we have not identified all of the properties that we intend to purchase with the proceeds from the Offering, we are considered a “blind pool,” which makes your investment in our common stock speculative. We have established policies relating to the types of investments we will make and the creditworthiness of tenants of our properties, but our advisor will have wide discretion in implementing these policies, subject to the oversight of our board of directors. Additionally, our advisor has discretion to determine the location, number and size of our investments and the percentage of net proceeds we may dedicate to a single investment.
We have experienced losses in the past, and we may experience additional losses in the future.

Historically, we have experienced net losses (calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”)) and we may not be profitable or realize growth in the value of our investments. Many of our losses can be attributed to start-up costs, depreciation and amortization, as well as acquisition expenses incurred in connection with purchasing properties or making other investments. For a further discussion of our operational history and the factors affecting our losses, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K and our accompanying consolidated financial statements and notes thereto.
The purchase price you paid for shares of our common stock may be higher than the value of our assets per share of common stock at the time of purchase.
The Offering is a fixed price offering, which means that the offering price for shares of our common stock is fixed and will not vary based on the underlying value of our assets at any time. The offering price for our shares is not based on the book value or net asset value of our current or expected investments or our current or expected operating cash flows. Therefore, the fixed offering price established for shares of our common stock may not accurately represent the current value of our assets per share of our common stock at any particular time and may be higher or lower than the actual value of our assets per share at such time.
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
Our success depends to a significant degree upon the contributions of certain executive officers and other key personnel of our advisor, each of whom would be difficult to replace. We cannot guarantee that all of these key personnel, or any particular person, will remain affiliated with us, our sponsor and/or our advisor. If any of our key personnel were to cease their affiliation with our advisor, our operating results could suffer. Further, we currently do not separately maintain key person life insurance on Nicholas S. Schorsch, who serves as the chairman of our board of directors, chief executive officer and president, or any other person and we may not do so in the future. We believe that our future success depends, in large part, upon our advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that our sponsor or advisor will be successful in attracting and retaining such skilled personnel. If our advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.

If our board of directors elects to internalize our management functions in connection with a listing of our shares of common stock on an exchange or other liquidity event, your interest in us could be diluted, and we could incur other significant costs associated with being self-managed.
In the future, we may undertake a listing of our common stock on an exchange or other liquidity event that may involve internalizing our management functions. If our board of directors elects to internalize our management functions, we may negotiate to acquire our advisor’s assets and personnel. At this time, we cannot be sure of the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our stock. The payment of such consideration could result in dilution of your interests as a stockholder and could reduce the net income per share attributable to your investment. Internalization transactions involving the acquisition of advisors affiliated with entity sponsors have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims, which would reduce the amount of funds available to operate our business and to pay distributions.
In addition, while we would no longer bear the costs of the various fees and expenses we expect to pay to our advisor under the advisory agreement, our direct expenses would include general and administrative costs, including legal, accounting, and other expenses related to corporate governance, including SEC reporting and compliance. We would also incur the compensation and benefits costs of our officers and other employees and consultants that we now expect will be paid by our advisor or its affiliates. In addition, we may issue equity awards to officers, employees and consultants, which awards would decrease net income and may further dilute your investment. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our advisor, our net income per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to you and the value of our shares.
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

•
property acquisitions from other real estate programs sponsored by Cole Capital, which might entitle affiliates of our advisor to real estate commissions and possible success-based sale fees in connection with its services for the seller;

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
A number of other real estate programs sponsored by Cole Capital, as well as ARCP, use investment strategies that are similar to ours, therefore our executive officers and the officers and key personnel of our advisor and its affiliates may face conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor.
Our sponsor currently has simultaneous offerings of funds that have a substantially similar mix of fund characteristics, including targeted investment types, investment objectives and criteria, and anticipated fund terms. As a result, we may be seeking to acquire properties and other real estate-related investments at the same time as ARCP or one or more of the real estate programs sponsored by Cole Capital and managed by officers and key personnel of our advisor and/or its affiliates, and these other real estate programs sponsored by Cole Capital may use investment strategies and have investment objectives that are similar to ours. Certain of our executive officers and the executive officers of our advisor also are executive officers of ARCP and REITs sponsored by Cole Capital and/or their advisors, the general partners of other partnerships sponsored by Cole Capital and/or the advisors or fiduciaries of other real estate programs sponsored by Cole Capital. There is a risk that our advisor’s allocation of investment properties may result in our acquiring a property that provides lower returns to us than a property purchased by ARCP or a real estate program sponsored by Cole Capital. In addition, we have acquired, and may continue to acquire, properties in geographic areas where ARCP or real estate programs sponsored by Cole Capital own properties. If one of the other real estate programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. Similar conflicts of interest may arise if our advisor recommends that we make or purchase mortgage loans or participations in mortgage loans, since ARCP or a real estate program sponsored by Cole Capital may be competing with us for these investments. You will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making your investment.

Our officers and our advisor, including its key personnel and officers, face conflicts of interest related to the positions they hold with affiliated and unaffiliated entities, which could hinder our ability to successfully implement our business strategy and generate returns to you.
Each of our executive officers, including Mr. Schorsch, who also serves as the chairman of our board of directors, also is an officer and/or director of ARCP, real estate programs sponsored by Cole Capital and/or one or more entities affiliated with our advisor. In addition, Mr. Schorsch has a significant financial interest in the American Realty Capital group of companies, which sponsors non-traded REITs, some of which have investment objectives, targeted assets, and legal and financial obligations similar to ours. Our advisor and its key personnel are also key personnel and partners of other real estate programs that have investment objectives, targeted assets, and legal and financial obligations similar to ours and/or the advisor to such programs, and they may have other business interests as well. As a result, these individuals have fiduciary duties to us and our stockholders, as well as to these other entities and their stockholders, members and limited partners, in addition to business interests in other entities. These fiduciary and other duties to such other entities and persons may create conflicts with the fiduciary duties that they owe to us and our stockholders. There is a risk that their loyalties to these other entities could result in actions or inactions that are adverse to our business and violate their fiduciary duties to us and our stockholders, which could harm the implementation of our investment strategy and our investment and leasing opportunities.
Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new investments and management time and services between us and the other entities, (2) our purchase of properties from, or sale of properties to, affiliated entities, (3) the timing and terms of the investment in or sale of an asset, (4) development of our properties by affiliates, (5) investments with affiliates of our advisor, and (6) compensation to our advisor and its affiliates. If we do not successfully implement our investment strategy, we may be unable to maintain or increase the value of our assets, and our operating cash flows and ability to pay distributions could be adversely affected. Even if these persons do not violate their fiduciary duties to us and our stockholders, they will have competing demands on their time and resources and may have conflicts of interest in allocating their time and resources between our business and these other entities. Should such persons devote insufficient time or resources to our business, returns on our investments may suffer.
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

Our advisor faces conflicts of interest relating to joint ventures or other co-ownership arrangements that we may enter into with ARCP or real estate programs sponsored by Cole Capital, which could result in a disproportionate benefit to ARCP or a real estate program sponsored by Cole Capital.
We may enter into joint ventures with ARCP or a real estate program sponsored by Cole Capital for the acquisition, development or improvement of properties as well as the acquisition of real-estate related investments. Officers and key persons of our advisor also are officers and key persons of ARCP or REITs sponsored by Cole Capital and/or their advisors, the general partners of real estate programs sponsored by Cole Capital and/or the advisors or fiduciaries of real estate programs sponsored by Cole Capital. These officers and key persons may face conflicts of interest in determining which real estate program should enter into any particular joint venture or co-ownership arrangement. These persons also may have a conflict in structuring the terms of the relationship between us and any affiliated co-venturer or co-owner, as well as conflicts of interests in managing the joint venture.
In the event we enter into joint venture or other co-ownership arrangements with ARCP or a real estate program sponsored by Cole Capital, our advisor and its affiliates may have a conflict of interest when determining when and whether to buy or sell a particular property, or to make or dispose of another real estate-related investment. In addition, if we become listed for trading on a national securities exchange, we may develop more divergent goals and objectives from any affiliated co-venturer or co-owner that is not listed for trading. In the event we enter into a joint venture or other co-ownership arrangement with another real estate program sponsored by Cole Capital that has a term shorter than ours, the joint venture may be required to sell its properties earlier than we may desire to sell the properties. Even if the terms of any joint venture or other co-ownership agreement between us and ARCP or a real estate program sponsored by Cole Capital grants us the right of first refusal to buy such properties, we may not have sufficient funds or borrowing capacity to exercise our right of first refusal under these circumstances.
Since Mr. Schorsch and certain of the other executive officers of our advisor are the executive officers of ARCP, the advisors to other real estate programs sponsored by Cole Capital and/or American Realty Capital group of companies, agreements and transactions between or among the parties with respect to any joint venture or other co-ownership arrangement will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers or co-owners, which may result in the co-venturer or co-owner receiving benefits greater than the benefits that we receive. We have adopted certain procedures for dealing with potential conflicts of interests as further described in Item 1. “Business - Conflicts of Interest” included elsewhere in this Annual Report on Form 10-K.
Our chairman of the board of directors, chief executive officer and president also serves as the executive chairman of the board of directors of RCS Capital Corporation, a public holding company that operates a broker-dealer as well as an investment banking and capital markets business, a transaction management services provider and a transfer agent, and in various executive and/or board positions with entities that are part of the American Realty Capital group of companies, which sponsors non-traded REITs that may have investment objectives, targeted assets, and legal and financial obligations similar to ours.
Mr. Schorsch, our chairman of the board of directors, chief executive officer and president, also serves as the executive chairman of the board of directors of RCS Capital Corporation and in various executive and/or board positions with entities that are part of the American Realty Capital group of companies. RCS Capital Corporation is a public holding company that operates a broker-dealer that serves as the dealer manager for other REITs, some of which have investment objectives, targeted assets, and legal and financial obligations similar to ours, including REITs sponsored by the American Realty Capital group of companies. There is a risk that Mr. Schorsch’s loyalties to RCS Capital Corporation could conflict with the fiduciary duties he owes to us and could result in actions or inactions that are adverse to our business.

Risks Related to Our Corporate Structure
Payment of fees and reimbursements to our dealer manager, and our advisor and its affiliates, reduces cash available for investment.
We pay CCC, our dealer manager, up to 9.0% of the gross proceeds of our primary offering in the form of selling commissions and a dealer manager fee, most of which is reallowed to participating broker-dealers. We also reimburse our advisor and its affiliates for up to 2.0% of our gross offering proceeds, including proceeds from sales of shares under our DRIP, for other organization and offering expenses. Such payments will reduce the amount of cash we have available to invest in properties and result in a lower total return to our stockholders than if we were able to invest 100% of the gross proceeds from the Offering in properties. Moreover, dealer manager fees and selling commissions are included in the $10.00 per share offering price, therefore the Offering price does not, and is not intended to, reflect our net asset value. In addition, we intend to pay substantial fees to our advisor and its affiliates for the services they perform for us. The payment of these fees reduces the amount of cash available for investment in properties.
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
Under its Control Share Acquisition Act, Maryland law also provides that “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by the corporation’s disinterested stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by interested stockholders, that is, by the acquirer, or officers of the corporation or employees of the corporation who are directors of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock that would entitle the acquirer, except solely by virtue of a revocable proxy, to exercise voting control in electing directors within specified ranges of voting control. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A “control share acquisition” means the acquisition of control shares. The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction or (b) to acquisitions approved or exempted by the charter or bylaws of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions of our stock by Cole Capital Advisors, Inc. or any affiliate of Cole Capital Advisors, Inc. This statute could have the effect of discouraging offers from third parties to acquire us and increasing the difficulty of successfully completing this type of offer by anyone other than our advisor or any of its affiliates.
Our charter includes a provision that may discourage a stockholder from launching a tender offer for our shares.
Our charter requires that any tender offer, including any “mini-tender” offer, must comply with Regulation 14D of the Exchange Act. The offering person must provide our company notice of the tender offer at least ten business days before initiating the tender offer. If the offering person does not comply with these requirements, we will have the right to redeem that person’s shares and any shares acquired in such tender offer. In addition, the non-complying person shall be responsible for all of our expenses in connection with that person’s noncompliance. This provision of our charter may discourage a person from initiating a tender offer for our shares and prevent you from receiving a premium to your purchase price for your shares in such a transaction.
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
In order for us to not meet the definition of an “investment company” and avoid regulation under the Investment Company Act, we must engage primarily in the business of buying real estate, and these investments must be made within a year after the Offering ends. If we are unable to invest a significant portion of the proceeds of the Offering in properties within one year of the termination of the Offering, we may avoid being required to register as an investment company by temporarily investing any unused proceeds in certificates of deposit or other cash items with low returns. This would reduce the cash available for distribution to investors and possibly lower your returns.
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
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter, in the case of our directors and officers, and our charter and the advisory agreement, in the case of our advisor and its affiliates, require us, subject to certain exceptions, to indemnify and advance expenses to our directors, our officers, and our advisor and its affiliates. Our charter permits us to provide such indemnification and advance for expenses to our employees and agents. Additionally, our charter limits, subject to certain exceptions, the liability of our directors and officers to us and our stockholders for monetary damages. Although our charter does not allow us to indemnify our directors or our advisor and its affiliates for any liability or loss suffered by them or hold harmless our directors or our advisor and its affiliates for any loss or liability suffered by us to a greater extent than permitted under Maryland law or the NASAA REIT Guidelines, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our advisor and its affiliates, than might otherwise exist under common law, which could reduce our stockholders and our recovery against them. In addition, our advisor is not required to retain cash to pay potential liabilities and it may not have sufficient cash available to pay liabilities if they arise. If our advisor is held liable for a breach of its fiduciary duty to us, or a breach of its contractual obligations to us, we may not be able to collect the full amount of any claims we may have against our advisor. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our advisor in some cases, which would decrease the cash otherwise available for distribution to our stockholders.
Your interest in us will be diluted if we issue additional shares.
Our stockholders do not have preemptive rights to any shares issued by us in the future. Our charter currently has authorized 500.0 million shares of stock, of which 490.0 million shares are designated as common stock and 10.0 million are designated as preferred stock. Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of stock, increase or decrease the number of shares of any class or series of stock designated, or classify or reclassify any unissued shares without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our board of directors, except that the issuance of preferred stock must also be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access at our expense to our legal counsel or to independent legal counsel. Our stockholders likely will suffer dilution of their equity investment in us, in the event that we (1) sell additional shares in the future, including those issued pursuant to our DRIP Offering, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of our common stock to our advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement or (5) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our operating partnership. In addition, the partnership agreement for our operating partnership contains provisions that would allow, under certain circumstances, other entities, including other real estate programs sponsored by Cole Capital, to merge into or cause the exchange or conversion of their interest in that entity for interests of our operating partnership. Because the limited partnership interests of our operating partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our operating partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders.

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
These risks and other factors may prevent us from being profitable, or from maintaining or growing the value of our real estate properties.
Many of our properties may depend upon a single tenant, or a limited number of major tenants, for all or a majority of their rental income; therefore, our financial condition and ability to make distributions to you may be adversely affected by the bankruptcy or insolvency, a downturn in the business, or a lease termination of a single tenant.
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
When tenants do not renew their leases or otherwise vacate their space, it is usual that, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. In addition, although we expect that our leases with tenants will require tenants to pay routine property maintenance costs, we will likely be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops. We will use substantially all of the gross proceeds from the Offerings to buy real estate and real estate-related investments and to pay various fees and expenses. We intend to reserve only approximately 0.1% of the gross proceeds from the Offering for future capital needs. Accordingly, if we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain funds from other sources, such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both.
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
Our operating results may be affected by market and economic challenges, which may result from a general economic downturn experienced by the nation as a whole, by the local economies where our properties may be located, or by the real estate industry including the following:

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
The market environment may adversely affect our operating results, financial condition and ability to pay distributions to our stockholders.
Beginning in late 2007, domestic and international financial markets experienced significant disruptions that severely impacted the availability of credit and contributed to rising costs associated with obtaining credit. Financial conditions affecting commercial real estate have improved amid low Treasury rates and increased lending from banks, insurance companies, and CMBS conduits. However, any deterioration of financial conditions could have the potential to materially adversely affect the value of our properties and other investments; the availability or the terms of financing that we may anticipate utilizing; our ability to make principal and interest payments on, or refinance, certain property acquisitions or refinance any debt at maturity; and/or, for our leased properties, the ability of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. The market environment also could affect our operating results and financial condition as follows:

•
Debt Markets - The debt market remains sensitive to the macro environment, such as Federal Reserve policy, market sentiment, or regulatory factors affecting the banking and CMBS industries. Should overall borrowing costs increase, due to either increases in index rates or increases in lender spreads, our operations may generate lower returns.

•
Real Estate Markets - Although construction activity has increased, it remains near historic lows; as a result, incremental demand growth has helped to reduce vacancy rates and support modest rental growth. Improving fundamentals have resulted in gains in property values, although in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. If recent improvements in the economy reverse course, the properties we acquire could substantially decrease in value after we purchase them. Consequently, we may not be able to recover the carrying amount of our properties, which may require us to recognize an impairment charge or record a loss on sale in earnings.

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
Covenants, conditions and restrictions may restrict our ability to operate a property.
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
We may use proceeds from the Offerings to acquire properties upon which we will construct improvements. If we engage in development or construction projects, we will be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities and/or community groups, and our builder’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks if we make periodic progress payments or other advances to builders before they complete construction. These and other such factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.
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
We may enter into one or more contracts, either directly or indirectly through joint ventures with ARCP or other programs sponsored by Cole Capital or others, to acquire real property from a development company that is engaged in construction and development of commercial real properties. Properties acquired from a development company may be either existing income-producing properties, properties to be developed or properties under development. We anticipate that we will be obligated to pay a substantial earnest money deposit at the time of contracting to acquire such properties. In the case of properties to be developed by a development company, we anticipate that we will be required to close the purchase of the property upon completion of the development of the property. At the time of contracting and the payment of the earnest money deposit by us, the development company typically will not have acquired title to any real property. Typically, the development company will only have a contract to acquire land, a development agreement to develop a building on the land and an agreement with one or more tenants to lease all or part of the property upon its completion. However, we may not be required to close a purchase from the development company, and may be entitled to a refund of our earnest money, in the following circumstances:

•	the development company fails to develop the property; or

•	all or a specified portion of the pre-leased tenants fail to take possession under their leases for any reason.

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
We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs and real estate limited partnerships, and other entities engaged in real estate investment activities, many of which have greater resources than we do. Larger competitors may enjoy significant advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Any such increase would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties and other investments as a result of competition with third parties without a corresponding increase in tenant lease rates, our profitability will be reduced, and you may experience a lower return on your investment.
Our properties face competition that may affect tenants’ ability to pay rent, and the amount of rent paid to us may affect the cash available for distributions to you and the amount of distributions.
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
Recently, the U.S. Financial Accounting Standards Board (the “FASB”) and the International Accounting Standards Board (“IASB”) initiated a joint project to develop new guidelines to lease accounting. Beginning in 2010, the FASB and IASB (collectively, the “Boards”) issued various exposure drafts (the “Exposure Drafts”), which propose substantial changes to the current lease accounting standards, primarily by eliminating the concept of operating lease accounting. As a result, a right-of-use lease asset and lease liability would be recorded on the tenant’s balance sheet for certain lease arrangements. In addition, the Exposure Drafts could impact the method in which contractual lease payments would be recorded. In order to mitigate the effect of the proposed lease accounting, tenants may seek to negotiate certain terms within new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms or fewer extension options, which would generally have less impact on tenant balance sheets. Also, tenants may reassess their lease-versus-buy strategies. This could result in a greater non-renewal risk, a delay in investing proceeds from the Offerings, or shorter lease terms, all of which may negatively impact our operations and our ability to pay distributions to you.
On May 16, 2013, the Boards published revised Exposure Drafts, which were open for public comment through September 2013. During the comment period, the Boards undertook various outreach activities (for example, webcasts, fieldwork, roundtable meetings, etc.) to discuss the proposals with a wide range of interested parties. The Boards plan to consider all feedback; however, final standards are not expected to be issued until some time in 2014 and are expected to be effective no earlier than January 1, 2017.
Our costs associated with complying with the Americans with Disabilities Act of 1990, as amended, may affect cash available for distributions.
Our properties generally will be subject to the Americans with Disabilities Act of 1990, as amended (the “Disabilities Act”). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. We will attempt to acquire properties that comply with the Disabilities Act or place the burden on the seller or other third party, such as a tenant, to ensure compliance with the Disabilities Act. However, we may not be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for Disabilities Act compliance may affect cash available for distributions and the amount of distributions to you.
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
We do not intend to incur mortgage debt on a particular property unless we believe the property’s projected operating cash flow is sufficient to service the mortgage debt. However, if there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on a property, the amount available for distributions to you may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders’ investment. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds from the foreclosure. In such event, we may be unable to pay the amount of distributions required in order to maintain our REIT status. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. If we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to you will be adversely affected, which could result in us losing our REIT status and would result in a decrease in the value of your investment.
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
To hedge against exchange rate and interest rate fluctuations, we have used, and may continue to use, derivative financial instruments that may be costly and ineffective and may reduce the overall returns on your investment.
We have used, and may continue to use, derivative financial instruments to hedge our exposure to changes in exchange rates and interest rates on loans secured by our assets and investments in CMBS. Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time of the hedge and may differ from time to time.
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
We are taxed as a REIT under the Internal Revenue Code. To maintain our qualification as a REIT, we must continue to meet certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to you because of the additional tax liability. In addition, distributions to you would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax. Our failure to qualify as a REIT would adversely affect the return on your investment.
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
Tax legislation enacted in 2003, amended in 2005 and extended by the Tax Relief Unemployment Insurance Reauthorization, and Job Creation Act of 2010, generally reduced the maximum U.S. federal income tax rate for distributions payable by corporations to domestic stockholders that are individuals, trusts or estates to 15% prior to 2013. On January 3, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, extending such 15% qualified dividend rate for 2013 and subsequent taxable years for those unmarried individuals with income under $400,000 and for married couples with income under $450,000. For those with income above such thresholds, the qualified dividend rate is 20%.
Distributions payable by REITs, however, generally continue to be taxed at the normal rate applicable to the individual recipient, rather than the 15% or 20% preferential rate. Our distributions (other than capital gain dividends) will be taxed as ordinary income at the non-preferential rate, to the extent they are from our current or accumulated earnings and profits. To the extent distributions exceed our current or accumulated earnings and profits, they will be treated first as a tax free return of capital, reducing the tax basis in each U.S. stockholder’s shares (but not below zero). Any distributions in excess of a U.S. stockholder’s tax basis will be taxed as gain from the sale of shares. You should discuss the difference in treatment of REIT distributions and regular corporate distributions with your tax advisor.

If our operating partnership fails to maintain its status as a partnership or disregarded entity, its income may be subject to taxation, which would reduce the cash available to us for distribution to you.
We intend to maintain the status of CCPT IV OP, our operating partnership, as a partnership or disregarded entity for federal income tax purposes. However, if the Internal Revenue Service were to successfully challenge the status of our operating partnership as an entity taxable as a partnership or as a disregarded entity, CCPT IV OP would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This could also result in us losing REIT status, and becoming subject to a corporate level tax on our income. This would substantially reduce the cash available to us to make distributions to you and the return on your investment. In addition, if any of the partnerships or limited liability companies through which CCPT IV OP owns its properties, in whole or in part, loses its characterization as a partnership or disregarded entity for federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to our operating partnership. Such a re-characterization of an underlying property owner also could threaten our ability to maintain our REIT status.
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
Congress passed major federal tax legislation in 2003, with modifications to that legislation in 2005 and an extension of that legislation by the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. One of the changes effected by that legislation generally reduced the maximum tax rate on qualified dividends paid by corporations to individuals to 15.0% through 2012. On January 3, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, extending such 15.0% qualified dividend rate for 2013 and subsequent taxable years for those unmarried individuals with income under $400,000 and for married couples with income under $450,000. For those with income above such thresholds, the qualified dividend rate is 20.0%. REIT distributions, however, generally do not constitute qualified dividends and consequently are not eligible for this reduced maximum tax rate. Therefore, our stockholders will pay federal income tax on our distributions (other than capital gain dividends or distributions which represent a return of capital for tax purposes) at the applicable “ordinary income” rate, the maximum of which is currently 39.6%. However, as a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to you, and we thus expect to avoid the “double taxation” to which other corporations are typically subject.
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
To continue to qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of shares of our common stock. We may be required to pay distributions to our stockholders at disadvantageous times or when we do not have funds readily available for distribution. Complying with the REIT requirements may cause us to forego otherwise attractive opportunities. In addition, we may be required to liquidate otherwise attractive investments in order to comply with the REIT requirements. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
Foreign purchasers of our common stock may be subject to FIRPTA tax upon the sale of their shares.
A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to the Foreign Investment in Real Property Tax Act of 1980, as amended (“FIRPTA”) on the gain recognized on the disposition. Such FIRPTA tax does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50% of the REIT’s stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure you that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, gain realized by foreign investors on a sale of our shares would be subject to FIRPTA tax, unless our shares were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of our outstanding common stock.
For qualified accounts, if an investment in our shares constitutes a prohibited transaction under the Employee Retirement Income Security Act (“ERISA”) or the Internal Revenue Code, it is possible that you may be subject to the imposition of significant excise taxes and penalties with respect to the amount invested. In order to avoid triggering additional taxes and/or penalties, if you intend to invest in our shares through pension or profit-sharing trusts or IRAs, you should consider additional factors.
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
 Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to equitable remedies. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary who authorized or directed the investment may be subject to the imposition of civil and criminal penalties and could subject the fiduciary to equitable remedies. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
As of December 31, 2013, we owned 337 properties located in 38 states comprising 10.8 million rentable square feet of commercial space including square feet of buildings on land parcels subject to ground leases. As of December 31, 2013, 292 of the properties were freestanding, single-tenant retail properties and 45 of the properties were multi-tenant retail properties. As of December 31, 2013, 99% of our rentable square feet was leased, with a weighted average remaining lease term of 12.3 years. As of December 31, 2013, we had outstanding debt of $696.9 million, secured by certain properties in our portfolio and their related tenant leases on which the debt was placed.
In addition, through an unconsolidated joint venture arrangement, as of December 31, 2013, we had an interest in one property comprising 176,000 rentable square feet of commercial space for an aggregate investment of $19.1 million (the “Unconsolidated Joint Venture”).
Property Statistics
The following table shows the tenant diversification of our real estate portfolio, based on gross annualized rental revenue, as of December 31, 2013:

			2013 Gross	Percentage of
	Total		Annualized	2013 Gross
	Number	Leased	Rental Revenue	Annualized
Tenant	of Leases (1)	Square Feet (2)	(in thousands)	Rental Revenue
CVS – drugstore	41	516,948	$11,427	7%
Walgreens – drugstore	27	390,989	9,716	6%
Dollar General – discount store	84	819,810	8,603	5%
Home Depot – home and garden	4	458,825	7,509	5%
Petsmart – pet supply	21	432,025	6,382	4%
LA Fitness – fitness	7	339,571	6,296	4%
BJ’s Wholesale Club – warehouse club	1	172,770	5,851	4%
Dick’s Sporting Goods – sports and hobby	8	406,900	4,854	3%
Lowe’s – home and garden	5	608,342	3,721	2%
Toys “R” Us – specialty retail	3	178,877	3,302	2%
Other	539	6,351,967	97,891	58%
	740	10,677,024	$165,552	100%

(1) Excludes the property owned through the Unconsolidated Joint Venture.
(2) Includes square feet of buildings on land parcels subject to ground leases.

The following table shows the tenant industry diversification of our real estate portfolio, based on gross annualized rental revenue, as of December 31, 2013:

			2013 Gross	Percentage of
	Total		Annualized	2013 Gross
	Number	Leased	Rental Revenue	Annualized
Industry	of Leases (1)	Square Feet (2)	(in thousands)	Rental Revenue
Drugstore	69	922,610	$21,457	13%
Discount store	135	2,130,794	19,451	12%
Home and garden	23	1,308,626	14,353	9%
Grocery	23	909,536	11,862	7%
Convenience store	29	135,509	9,739	6%
Fitness	17	486,819	9,288	6%
Pet supply	31	542,750	8,145	5%
Specialty retail	38	353,586	7,193	4%
Restaurant	46	217,949	6,998	4%
Sporting and hobby	12	552,271	6,504	4%
Other	317	3,116,574	50,562	30%
	740	10,677,024	$165,552	100%

(1) Excludes the property owned through the Unconsolidated Joint Venture.
(2) Includes square feet of buildings on land parcels subject to ground leases.
The following table shows the geographic diversification of our real estate portfolio, based on gross annualized rental revenue, as of December 31, 2013:

	Total		2013 Gross	Percentage of
	Number		Annualized	2013 Gross
	of	Rentable	Rental Revenue	Annualized
Location	Properties (1)	Square Feet (2)	(in thousands)	Rental Revenue
Texas	45	1,310,004	$21,882	13%
California	5	713,173	19,842	12%
New York	9	347,522	13,442	8%
Ohio	32	1,091,803	13,386	8%
Florida	28	944,022	12,193	7%
Georgia	14	812,500	10,337	6%
Alabama	37	893,567	9,545	6%
North Carolina	20	509,432	7,565	5%
Illinois	10	534,600	7,073	4%
Virginia	10	419,321	5,938	4%
Other	127	3,247,463	44,349	27%
	337	10,823,407	$165,552	100%

(1) Excludes the property owned through the Unconsolidated Joint Venture.
(2) Includes square feet of buildings on land parcels subject to ground leases.
As of December 31, 2013, no single property’s gross annualized rental revenues accounted for ten percent or more of our total gross annualized rental revenue.  In addition, no single property accounted for 10% or more of our total assets as of December 31, 2013.

Leases
Although there are variations in the specific terms of the leases of our properties, the following is a summary of the general structure of our leases. Generally, the leases of the properties owned provide for initial terms of 10 to 20 years. As of December 31, 2013, the weighted average remaining lease term was 12.3 years. The properties generally are leased under net leases pursuant to which the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. Certain of the leases require us to maintain the roof and structure. The leases of the properties provide for annual rental payments (payable in monthly installments) ranging from $10,000 to $5.9 million (average of $207,000). Certain leases provide for limited increases in rent as a result of fixed increases or increases in the consumer price index.
Generally, the property leases provide the tenant with one or more multi-year renewal options, subject to generally the same terms and conditions as the initial lease term.
The following table shows lease expirations of our real estate portfolio, as of December 31, 2013, during each of the next ten years and thereafter, assuming no exercise of renewal options:

			2013 Gross
	Total		Annualized	Percentage of
	Number	Leased	Rental Revenue	2013 Gross
	of Leases	Square Feet	Expiring	Annualized
Year of Lease Expiration	Expiring (1)	Expiring (2)	(in thousands)	Rental Revenue
2014	33	86,120	$1,836	1%
2015	39	158,757	2,421	2%
2016	41	212,217	3,537	2%
2017	40	230,030	4,618	3%
2018	69	369,582	7,580	5%
2019	40	399,207	6,895	4%
2020	34	419,837	6,125	4%
2021	28	299,709	6,580	4%
2022	44	689,324	8,915	5%
2023	56	1,305,441	17,635	11%
Thereafter	316	6,506,800	99,410	59%
	740	10,677,024	$165,552	100%

(1) Excludes the property owned through the Unconsolidated Joint Venture.
(2) Includes square feet of buildings on land parcels subject to ground leases.
Notes Payable and Credit Facility Information
As of December 31, 2013, we had $696.9 million of debt outstanding, consisting of $396.9 million in fixed rate mortgage loans (the “Fixed Rate Debt”), which includes $38.7 million of variable rate debt subject to interest rate swap agreements, and $300.0 million outstanding under our amended and restated unsecured credit facility with JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Facility”). The Fixed Rate Debt has annual interest rates ranging from 3.35% to 4.75% per annum and various maturity dates ranging from June 2018 through December 2023. The Credit Facility provides borrowings of up to $900.0 million, which includes a $300.0 million unsecured term loan (the “Term Loan”) and up to $600.0 million in unsecured revolving loans (the “Revolving Loans”). The Term Loan matures on August 15, 2018 and the Revolving Loans mature on August 15, 2017; however, we may elect to extend the maturity date for the Revolving Loans to August 15, 2018 subject to satisfying certain conditions set forth in the amended and restated unsecured credit agreement (the “Amended and Restated Credit Agreement”). We executed a swap agreement associated with the Term Loan, which had the effect of fixing the variable interest rate per annum on August 15, 2013 through the maturity date of the loan at 1.713% (the “Swap Rate”). The Term Loan bears interest at the Swap Rate plus an interest rate spread ranging from 1.65% to 2.50%, which totaled 3.36% as of December 31, 2013 based on our leverage ratio. There were no amounts outstanding under the Revolving Loans as of December 31, 2013.

The total debt outstanding has a weighted average years to maturity of 7.1 years and weighted average interest rate of 3.7%. The aggregate balance of gross real estate assets, net of gross liabilities, securing the total debt outstanding was $682.4 million as of December 31, 2013, which excluded the assets that are part of the Credit Facility’s underlying collateral pool of $1.3 billion. See Note 7 to our consolidated financial statements that are part of this Annual Report on Form 10-K for more information regarding the debt outstanding.
The Amended and Restated Credit Agreement and Fixed Rate Debt contain customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage and leverage ratio requirements and dividend payout and REIT status requirements. The Amended and Restated Credit Agreement also includes usual and customary events of default and remedies for facilities of this nature.

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
Market Information
As of March 25, 2014, we had approximately 297.1 million shares of common stock outstanding, held by a total of 63,207 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., who serves as our registrar and transfer agent.
There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Unless and until our shares are listed on a national securities exchange, we do not expect that a public market for the shares will develop. Pursuant to the Offering, we are selling shares of our common stock to the public at a price of $10.00 per share in our primary offering and at a price of $9.50 per share pursuant to our DRIP. Additionally, we provide discounts in the Offering for certain categories of purchasers, including volume discounts. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares. As of February 25, 2014, we no longer accepted subscription agreements in connection with the Offering because we had received subscription agreements that allowed us to reach the maximum primary offering amount; however, subscription agreements received prior to the time at which we reach the maximum primary offering amount, but not in good order, or subscription agreements that require additional information or are not fully funded, will be subject to review and will be processed only if shares are available. After we reach the maximum primary offering amount, we intend to deregister all remaining unsold shares from the Offering. After the termination of the Offering, pursuant to the DRIP Offering, we are selling 26.0 million shares of our common stock to the public at a price of $9.50 per share. Pursuant to the terms of our current charter, certain restrictions are imposed on the ownership and transfer of shares.
Unless and until our shares are listed on a national securities exchange, we do not expect that a public market for the shares will develop. To assist fiduciaries of tax-qualified pension, stock bonus or profit-sharing plans, employee benefit plans and annuities described in Section 403(a) or (b) of the Internal Revenue Code or an individual retirement account or annuity described in Section 408 of the Internal Revenue Code subject to the annual reporting requirements of ERISA and IRA trustees or custodians in preparation of reports relating to an investment in the shares, we intend to provide reports of the per share estimated value of our common stock to those fiduciaries who request such reports. In addition, in order for FINRA members and their associated persons to participate in the Offering and sale of our shares of common stock, we are required pursuant to FINRA Rule 5110(f)(2)(m) to disclose in each annual report distributed to investors a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. For these purposes, the deemed value of our common stock is $10.00 per share as of December 31, 2013. However, as set forth above, there is no public trading market for the shares at this time and stockholders may not receive $10.00 per share if a market did exist. Unless otherwise required due to applicable regulations, until 18 months after the termination of the Offering, we intend to use the most recent offering as the per share estimated value. Beginning 18 months after the last offering of shares, the value of the properties and other assets will be based on valuations of either our assets or us as a whole, whichever valuation method our board of directors determines to be appropriate, which may include independent valuations of our properties or of our enterprise as a whole; provided, however, that the timing and methodology of such valuations are subject to applicable regulatory requirements. Prior to the valuation, we intend to use the offering price of shares in the Offering as the per share estimated value.
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
In the event that a stockholder requests a redemption of all of their shares, and such stockholder is participating in our DRIP, the stockholder will be deemed to have notified us, at the time they submit their redemption request, that such stockholder is terminating its participation in our DRIP, and has elected to receive future distributions in cash.  This election will continue in effect even if less than all of such stockholder’s shares are redeemed unless they notify us that they wish to resume their participation in our DRIP.

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
Our board of directors may choose to amend, suspend or terminate our share redemption program at any time upon 30 days’ notice to our stockholders. Additionally, we will be required to discontinue sales of shares under our DRIP on the date we sell all of the shares registered for sale under the DRIP Offering, unless we file a new registration statement with the SEC and applicable states. Because the redemption of shares will be funded with the net proceeds we receive from the sale of shares under our DRIP, the discontinuance or termination of our DRIP will adversely affect our ability to redeem shares under the share redemption program. We will notify our stockholders of such developments (1) in our next annual or quarterly report or (2) by means of a separate mailing, accompanied by disclosure in a current or periodic report under the Exchange Act.
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

During the year ended December 31, 2013, we received valid redemption requests under our share redemption program totaling approximately 244,000 shares, of which we redeemed approximately 123,000 shares as of December 31, 2013 for $1.2 million ($9.64 per share) and approximately 121,000 shares subsequent to December 31, 2013 for $1.2 million ($9.75 per share). During the year ended December 31, 2012, we did not redeem any shares under our share redemption program. However, during the year ended December 31, 2012, we received valid redemption requests under our share redemption program totaling approximately 10,000 shares for $100,000 ($10.00 per share), which were redeemed in full subsequent to December 31, 2012. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program set forth above. We funded such redemptions with proceeds from our DRIP. During the years ended December 31, 2013 and 2012, we issued approximately 2.7 million and approximately 207,000 shares of common stock under our DRIP, respectively, for proceeds of $25.7 million and $2.0 million, respectively, which was recorded as redeemable common stock on the consolidated balance sheets, net of any redemptions paid.
During the three-month period ended December 31, 2013, we redeemed shares as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2013 - October 31, 2013	—	$—	—	(1)
November 1, 2013 - November 30, 2013	92,024	$9.57	92,024	(1)
December 1, 2013 - December 31, 2013	—	$—	—	(1)
Total	92,024		92,024	(1)

(1)	A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.
Distributions
We elected to be taxed, and currently qualify, as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2012. As a REIT, we have made, and intend to continue to make, distributions each taxable year equal to at least 90% of our taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). One of our primary goals is to pay regular (monthly) distributions to our stockholders.
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
The following table shows the character of the distributions we paid on a per share basis during the years ended December 31, 2013 and 2012 (in thousands, except per share data):

	Total	Distributions Paid	Nontaxable	Ordinary
	Distributions Paid	per Common Share	Distributions	Dividends
2013	$47,470	$0.53	$0.21	$0.32
2012	$3,925	$0.46	$0.13	$0.33
We did not pay any distributions during the year ended December 31, 2011 as we had not yet commenced principal operations.

Use of Public Offering Proceeds
On January 26, 2012, pursuant to a Registration Statement on Form S-11 (Registration No. 333-169533) filed under the Securities Act, we commenced the Offering of up to a maximum of $2.975 billion in shares of common stock. Subsequent to December 31, 2013, we reallocated shares between the primary offering and the DRIP. As a result of this reallocation, the Offering offers up to a maximum of approximately 292.3 million shares of our common stock at a price of $10.00 per share, subject to reduction in certain circumstances, and up to approximately 5.5 million additional shares to be issued pursuant to the DRIP under which our stockholders may elect to have distributions reinvested in additional shares of common stock at a price of $9.50 per share. As of December 31, 2013, we had issued approximately 211.1 million shares of our common stock in the Offering for gross offering proceeds of $2.1 billion before offering costs and selling commissions of $226.0 million, out of which we paid $183.8 million in selling commissions and dealer manager fees and $42.2 million in organization and offering costs to CR IV Advisors or its affiliates. With the net offering proceeds and indebtedness, we acquired $2.2 billion in real estate and related assets and incurred acquisition costs of $62.7 million, including costs of $45.5 million in acquisition fees and expense reimbursements to CR IV Advisors. As of February 25, 2014, we no longer accepted subscription agreements in connection with the Offering because we had received subscription agreements that allowed us to reach the maximum primary offering amount; however, subscription agreements received prior to the time at which we reach the maximum primary offering amount, but not in good order, or subscription agreements that require additional information or are not fully funded, will be subject to review and will be processed only if shares are available. As of March 25, 2014, we had received $3.0 billion in gross offering proceeds through the issuance of approximately 297.3 million shares of our common stock in the Offering (including shares issued pursuant to the DRIP). After we reach the maximum primary offering amount, we intend to deregister all remaining unsold shares from the Offering.

ITEM 6.	SELECTED FINANCIAL DATA
The following data should be read in conjunction with our consolidated financial statements and the notes thereto and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected financial data (in thousands, except share and per share amounts) presented below was derived from our consolidated financial statements.

	Year Ended December 31,			July 27 (Date of Inception)
	2013	2012	2011	to December 31, 2010
Balance Sheet Data:
Total investment in real estate and related assets, net	$2,203,056	$520,083	$—	$—
Cash and cash equivalents	$300,574	$13,895	$200	$200
Restricted cash	$8,193	$523	$—	$—
Total assets	$2,551,649	$542,200	$—	$—
Notes payable and credit facility	$696,946	$274,594	$—	$—
Due to affiliates	$7,512	$2,156	$—	$—
Acquired below market lease intangibles, net	$37,485	$7,810	$—	$—
Total liabilities	$783,193	$294,721	$—	$—
Stockholders’ equity	$1,741,972	$245,515	$200	$200
Operating Data:
Total revenue	$102,557	$7,837	$—	$—
General and administrative expenses	$7,566	$1,503	$—	$—
Property operating expenses	$13,507	$553	$—	$—
Advisory fees and expenses	$10,549	$812	$—	$—
Acquisition related expenses	$48,286	$14,371	$—	$—
Depreciation and amortization	$33,345	$2,614	$—	$—
Operating loss	$(10,696)	$(12,016)	$—	$—
Interest expense and other	$(22,184)	$(1,728)	$—	$—
Net loss	$(32,880)	$(13,744)	$—	$—
Cash Flow Data:
Net cash provided by (used in) operating activities	$7,570	$(8,717)	$—	$—
Net cash used in investing activities	$(1,702,957)	$(511,223)	$—	$—
Net cash provided by financing activities	$1,982,066	$533,635	$—	$—
Per Share Data:
Net loss - basic and diluted	$(0.36)	$(1.60)	$—	$—
Distributions declared per common share	$0.63	$0.63	$—	$—
Weighted average shares outstanding - basic and diluted	90,330,927	8,578,494	20,000	20,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the “Selected Financial Data” of this Annual Report on Form 10-K and our accompanying consolidated financial statements and notes thereto. See also the “Cautionary Note Regarding Forward-Looking Statements” section preceding Part I.
Overview
We were formed on July 27, 2010, and we elected to be taxed, and currently qualify, as a REIT for federal income tax purposes. We commenced our principal operations on April 13, 2012, when we satisfied the conditions of our escrow agreement and issued approximately 308,000 shares of our common stock. We have no paid employees and are externally advised and managed by CR IV Advisors. As of December 31, 2013, we had issued approximately 211.1 million shares of our common stock in the Offering for gross offering proceeds of $2.1 billion before offering costs and selling commissions of $226.0 million. For further discussion of the Offering, see Item 1. “Business” in this Annual Report on Form 10-K. We intend to use substantially all of the net proceeds from the Offerings to acquire and operate a diverse portfolio of retail and other income-producing commercial properties, which are leased to creditworthy tenants under long-term leases. We expect that most of the properties will continue to be strategically located throughout the United States and U.S. protectorates and subject to long-term triple net or double net leases, whereby the tenant will be obligated to pay for all or most of the expenses of maintaining the property (including real estate taxes, special assessments and sales and use taxes, utilities, insurance, building repairs and common area maintenance related to the property). We generally intend to hold each property we acquire for an extended period of more than seven years.
On February 7, 2014, ARCP acquired Cole pursuant to a transaction whereby Cole merged with and into Merger Sub, with Merger Sub surviving as a wholly-owned subsidiary of ARCP. ARCP is a self-managed publicly traded Maryland corporation listed on The NASDAQ Global Select Market, focused on acquiring and owning single tenant freestanding commercial properties subject to net leases with high credit quality tenants. As a result of the ARCP Merger, ARCP indirectly owns and/or controls our external advisor, CR IV Advisors, our dealer manager, CCC, our property manager, CREI Advisors, and our sponsor, Cole Capital, as discussed in Note 17 to the consolidated financial statements in this Annual Report on Form 10-K.
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our property indebtedness and acquisition and operating expenses. Rental and other property income accounted for 88% and 93% of our total revenue for the years ended December 31, 2013 and 2012, respectively. As 99% of our rentable square feet was under lease as of December 31, 2013, with a weighted average remaining lease term of 12.3 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. CR IV Advisors regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If CR IV Advisors identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
As of December 31, 2013, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate and related assets net of gross intangible lease liabilities, was 32%. As we acquire additional commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any new indebtedness used to acquire the properties. We may manage our risk of changes in real estate prices on future property acquisitions, when applicable, by entering into purchase agreements and loan commitments simultaneously, or through loan assumption, so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties or by entering into sale-leaseback transactions. We manage our interest rate risk by monitoring the interest rate environment in connection with our future property acquisitions, when applicable, or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing terms for future acquisitions or refinancing, our results of operations may be adversely affected.

Recent Market Conditions
Beginning in late 2007, domestic and international financial markets experienced significant disruptions that severely impacted the availability of credit and contributed to rising costs associated with obtaining credit. Financial conditions affecting commercial real estate have improved and continue to improve, as low treasury rates and increased lending from banks, insurance companies and CMBS conduits have increased lending activity. Nevertheless, the debt market remains sensitive to the macro environment, such as Federal Reserve policy, market sentiment, or regulatory factors affecting the banking and CMBS industries. While we expect that financial conditions will remain favorable, if they were to deteriorate we may experience more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance any debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We expect to manage the current mortgage lending environment by considering multiple lending sources, including securitized debt, fixed rate loans, Credit Facility borrowings, short-term variable rate loans, assumed mortgage loans in connection with property acquisitions, interest rate lock or swap agreements, or any combination of the foregoing.
Commercial real estate fundamentals continue to strengthen, as a moderate pace of job creation has supported gains in office absorption, retail sales and warehouse distribution.  Although construction activity has increased, it remains near historic lows; as a result, incremental demand growth has helped to reduce vacancy rates and support modest rental growth. Improving fundamentals have resulted in gains in property values; however, in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. As of December 31, 2013, 99% of our rentable square feet was under lease, and we expect that occupancy will remain high as the real estate recovery continues. However, if recent improvements in the economy reverse course, we may experience vacancies or be required to reduce rental rates on occupied space. If we do experience vacancies, CR IV Advisors will actively seek to lease our vacant space; nevertheless, such space may be leased at lower rental rates and for shorter lease terms than our current leases provide.
Application of Critical Accounting Policies
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting period. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.
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

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate assets may not be recoverable. Impairment indicators that we consider include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, we assess the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, we will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the years ended December 31, 2013 and 2012.
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
When a real estate asset is identified by us as held for sale, we will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of December 31, 2013 and 2012.
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

We have acquired, and may continue to acquire, certain properties subject to contingent consideration arrangements that may obligate us to pay additional consideration to the seller based on the outcome of future events. Additionally, we may acquire certain properties for which we fund certain contingent consideration amounts into an escrow account pending the outcome of certain future events. The outcome may result in the release of all or a portion of the escrow funds to us or the seller or a combination thereof. Contingent consideration arrangements are based on a predetermined formula and have set time periods regarding the obligation to make future payments, including funds released to the seller from escrow accounts, or the right to receive escrowed funds as set forth in the respective purchase and sale agreement. Contingent consideration arrangements, including amounts funded through an escrow account, are recorded upon acquisition of the respective property at their estimated fair value, and any changes to the estimated fair value, subsequent to acquisition, are reflected in the accompanying consolidated statements of operations. The determination of the amount of contingent consideration arrangements is based on the probability of several possible outcomes as identified by management. The respective amounts recorded are carried at fair value with any changes in fair value included in net income.
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
Revenue Recognition
Certain properties have leases where minimum rental payments increase during the term of the lease. We record rental income for the full term of each lease on a straight-line basis. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purpose of this calculation. We defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Expected reimbursements from tenants for recoverable real estate taxes and operating expenses are included in tenant reimbursement income in the period when such costs are incurred.
Income Taxes
We elected to be taxed, and currently qualify, as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code. We will generally not be subject to federal corporate income tax to the extent we distribute our taxable income to our stockholders, and so long as we, among other things, distribute at least 90% of our annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). REITs are subject to a number of other organizational and operational requirements. Even if we maintain our qualification for taxation as a REIT, we or our subsidiaries may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.
Derivative Instruments and Hedging Activities
We account for our derivative instruments at fair value. Accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the designation of the derivative instrument. The change in fair value of the effective portion of the derivative instrument that is designated as a hedge is recorded as other comprehensive income (loss). The changes in fair value for derivative instruments that are not designated as a hedge or that do not meet the hedge accounting criteria are recorded as a gain or loss to operations.

Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. As we did not commence principal operations until April 13, 2012, comparative financial data is not presented for the year ended December 31, 2011. The following table shows the property statistics of our real estate assets as of December 31, 2013 and 2012.

	Year Ended December 31,
	2013	2012
Number of commercial properties (1)	337	89
Approximate rentable square feet (2)	10.8 million	2.5 million
Percentage of rentable square feet leased	99%	99%

(1)	Excludes a property owned through the Unconsolidated Joint Venture.
(2)	Includes square feet of the buildings on land parcels subject to ground leases.
The following table summarizes our real estate investment activity during the years ended December 31, 2013 and 2012.

	Year Ended December 31,
	2013	2012
Commercial properties acquired (1)	248	89
Approximate aggregate purchase price of acquired properties	$1.7 billion	$514.7 million
Approximate rentable square feet (2)	8.3 million	2.5 million

(1)	Excludes a property owned through the Unconsolidated Joint Venture.
(2)	Includes square feet of the buildings on land parcels subject to ground leases.
As shown in the tables above, we owned 337 commercial properties as of December 31, 2013, compared to 89 commercial properties as of December 31, 2012. Accordingly, our results of operations for the year ended December 31, 2013, compared to the year ended December 31, 2012, reflect significant increases in most categories. In addition, we began principal operations on April 13, 2012, which impacted the results of operations for the year ended December 31, 2012.
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Revenue. Revenue increased $94.8 million to $102.6 million for the year ended December 31, 2013, compared to $7.8 million for the year ended December 31, 2012. Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 88% and 93% of total revenue during the years ended December 31, 2013 and 2012, respectively. We also pay certain operating expenses subject to reimbursement by our tenants, which resulted in $11.9 million of tenant reimbursement income during the year ended December 31, 2013, compared to $534,000 during the year ended December 31, 2012. The increase was primarily due to the acquisition of 248 rental income-producing properties subsequent to December 31, 2012.
General and Administrative Expenses. General and administrative expenses increased $6.1 million to $7.6 million for the year ended December 31, 2013, compared to $1.5 million for the year ended December 31, 2012. The increase was primarily due to increased trustee fees and operating expense reimbursements to our advisors as a result of an increase in the number of stockholders of record and the acquisition of 248 rental income-producing properties subsequent to December 31, 2012, combined with an increase in state franchise and income taxes and accounting fees for the year ended December 31, 2013 compared to the year ended December 31, 2012. The primary general and administrative expense items are operating expense reimbursements to our advisors, unused credit facility fees, escrow and trustee fees and accounting fees.

Property Operating Expenses. Property operating expenses increased $13.0 million to $13.5 million for the year ended December 31, 2013, compared to $553,000 during the year ended December 31, 2012. The increase was primarily due to the acquisition of 248 rental income-producing properties subsequent to December 31, 2012. In addition, the increase was due to the ownership of more properties during the year ended December 31, 2013 than during year ended December 31, 2012 for which we initially pay certain operating expenses and are reimbursed by the tenant in accordance with the respective lease agreements. The primary property operating expense items are property taxes, repairs and maintenance and property related insurance.
Advisory Fees and Expenses. Pursuant to the advisory agreement with CR IV Advisors and based upon the amount of our current invested assets, we are required to pay to CR IV Advisors a monthly advisory fee equal to one-twelfth of 0.75% of the average invested assets. Additionally, we may be required to reimburse certain expenses incurred by CR IV Advisors in providing such advisory services, subject to limitations as set forth in the advisory agreement. Advisory fees and expenses increased $9.7 million to $10.5 million for the year ended December 31, 2013, compared to $812,000 for the year ended December 31, 2012. The increase was due to an increase in our average invested assets to $1.4 billion for the year ended December 31, 2013, compared to $257.4 million for the year ended December 31, 2012.
Acquisition Related Expenses. Acquisition related expenses increased $33.9 million to $48.3 million for the year ended December 31, 2013, compared to $14.4 million during the year ended December 31, 2012. The increase was primarily due to the acquisition related expenses incurred in connection with the purchase of 248 commercial properties for an aggregate purchase price of $1.7 billion during the year ended December 31, 2013, compared to the purchase of 89 commercial properties for an aggregate purchase price of $514.7 million during the year ended December 31, 2012.
Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $30.7 million to $33.3 million for the year ended December 31, 2013, compared to $2.6 million during the year ended December 31, 2012. The increase was primarily due to an increase in our average invested assets to $1.4 billion for the year ended December 31, 2013, compared to $257.4 million for the year ended December 31, 2012.
Interest Expense and Other. Interest expense and other increased $20.5 million to $22.2 million for the year ended December 31, 2013, compared to $1.7 million for the year ended December 31, 2012. The increase was primarily due to an increase in the average aggregate amount of debt outstanding to $485.8 million during the year ended December 31, 2013 from $137.3 million during the year ended December 31, 2012. In addition, interest expense and other includes amortization of deferred financing costs and equity in income related to the Unconsolidated Joint Venture.
Portfolio Information
Real Estate Portfolio
As of December 31, 2013, we owned 337 properties located in 38 states, the gross rentable space of which was 99% leased with a weighted average lease term remaining of 12.3 years.
As of December 31, 2013, our five highest tenant concentrations based on annualized gross rental revenue, were as follows:

			2013 Gross	Percentage of
	Total		Annualized	2013 Gross
	Number	Leased	Rental Revenue	Annualized
Tenant	of Leases (1)	Square Feet (2)	(in thousands)	Rental Revenue
CVS - drugstore	41	516,948	$11,427	7%
Walgreens - drugstore	27	390,989	9,716	6%
Dollar General - discount store	84	819,810	8,603	5%
Home Depot - home and garden	4	458,825	7,509	5%
Petsmart - pet supply	21	432,025	6,382	4%
	177	2,618,597	$43,637	27%

(1) Excludes the property owned through the Unconsolidated Joint Venture.
(2) Includes square feet of buildings on land parcels subject to ground leases.

As of December 31, 2013, our five highest tenant industry concentrations based on annualized gross rental revenue, were as follows:

			2013 Gross	Percentage of
	Total		Annualized	2013 Gross
	Number	Leased	Rental Revenue	Annualized
Industry	of Leases (1)	Square Feet (2)	(in thousands)	Rental Revenue
Drugstore	69	922,610	$21,457	13%
Discount store	135	2,130,794	19,451	12%
Home and garden	23	1,308,626	14,353	9%
Grocery	23	909,536	11,862	7%
Convenience store	29	135,509	9,739	6%
	279	5,407,075	$76,862	47%

(1) Excludes the property owned through the Unconsolidated Joint Venture.
(2) Includes square feet of buildings on land parcels subject to ground leases.
As of December 31, 2013, our five highest geographic concentrations based on annualized gross rental revenue, were as follows:

			2013 Gross	Percentage of
	Total		Annualized	2013 Gross
	Number of	Rentable	Rental Revenue	Annualized
Location	Properties (1)	Square Feet (2)	(in thousands)	Rental Revenue
Texas	45	1,310,004	$21,882	13%
California	5	713,173	19,842	12%
New York	9	347,522	13,442	8%
Ohio	32	1,091,803	13,386	8%
Florida	28	944,022	12,193	7%
	119	4,406,524	$80,745	48%

(1) Excludes the property owned through the Unconsolidated Joint Venture.
(2) Includes square feet of buildings on land parcels subject to ground leases.
For more information on diversification and statistics of our wholly-owned real estate assets, see “Item 2 — Properties” above.
Investment in Unconsolidated Joint Venture
As of December 31, 2013, through an unconsolidated joint venture arrangement, we had an interest in one property comprising 176,000 rentable square feet of commercial space. As of December 31, 2013, our aggregate investment in the Unconsolidated Joint Venture was $19.1 million. For more information on our Unconsolidated Joint Venture, see Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K.
Distributions
Our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001712523 per share (which equates to 6.25% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the period commencing on January 1, 2013 and ending on December 31, 2013. In addition, our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001712523 per share (which equates to 6.25% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the period commencing on January 1, 2014 and ending on June 30, 2014.

During the years ended December 31, 2013 and 2012, we paid distributions of $47.5 million and $3.9 million, respectively, including $25.7 million and $2.0 million, respectively, through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the year ended December 31, 2013 was $7.6 million and reflected a reduction for real estate acquisition related expenses incurred of $48.3 million, in accordance with GAAP. For the year ended December 31, 2012, net cash used in operating activities was $8.7 million and reflected a reduction for real estate acquisition related expenses incurred of $14.4 million, in accordance with GAAP. We treat our real estate acquisition related expenses as funded by proceeds from the Offering, including proceeds from the DRIP. Therefore, proceeds from the issuance of common stock for the years ended December 31, 2013 and 2012 are considered a source of our distributions to the extent that real estate acquisition related expenses have reduced net cash flows from operating activities. Our 2013 distributions were funded by net cash provided by operating activities of $7.6 million, or 16%, and proceeds from the Offering of $39.9 million, or 84%. All of our 2012 distributions were funded from proceeds from the Offering.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to significant conditions and limitations. The share redemption program provides that we will redeem shares of our common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under the DRIP. In addition, we will redeem shares on a quarterly basis, at the rate of approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid. As of December 31, 2013, we received valid redemption requests under our share redemption program totaling approximately 244,000 shares, of which we redeemed approximately 123,000 shares as of December 31, 2013 for $1.2 million ($9.64 per share) and approximately 121,000 shares subsequent to December 31, 2013 for $1.2 million ($9.75 per share). A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program set forth in our prospectus. We have funded and intend to continue funding share redemptions with proceeds from the DRIP.
See discussion in Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Share Redemption Program.”
Liquidity and Capital Resources
General
Our principal demands for funds will be for real estate and real estate-related investments, for the payment of operating expenses and distributions, for the payment of principal and interest on any outstanding indebtedness and to satisfy redemption requests. Generally, we expect to meet cash needs for items other than acquisitions from our cash flows from operations, and we expect to meet cash needs for acquisitions from the net proceeds of the Offerings and from debt financings. The sources of our operating cash flows will primarily be provided by the rental income received from our leased properties. We expect to utilize funds from the Offerings and proceeds from secured or unsecured financing to complete future property acquisitions.
As of December 31, 2013, we had cash and cash equivalents of $300.6 million and available borrowings of $529.6 million under the Credit Facility. Additionally, as of December 31, 2013, we had unencumbered properties with a gross book value of $1.5 billion, including $1.3 billion of assets that are part of the Credit Facility’s unencumbered borrowing base (the “Borrowing Base Assets”), which may be used as collateral to secure additional financing in future periods or as additional collateral to facilitate the refinancing of current mortgage debt as it becomes due, subject to certain covenants and leverage and borrowing base restrictions related to the Credit Facility; however, the use of any Borrowing Base Assets as collateral would reduce the available borrowings under the Credit Facility.
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related investments and the payment of acquisition related expenses, operating expenses, distributions and interest and principal on current and any future indebtedness. We expect to meet our short-term liquidity requirements through net cash provided by operations and proceeds from the Offerings, as well as secured or unsecured borrowings from banks and other lenders to finance our expected future acquisitions. Operating cash flows are expected to increase as additional properties are added to our portfolio. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.

Assuming a maximum offering and assuming all shares available under the DRIP (through the Offering) are sold, we expect that approximately 87.0% of the gross proceeds from the sale of our common stock (86.8% if no shares are issued pursuant to the DRIP (through the Offering)) will be invested in real estate and real estate-related assets, while the remaining approximately 13.0% will be used for working capital and to pay costs of the Offering, including sales commissions, dealer manager fees, organization and offering expenses and fees and expenses of CR IV Advisors in connection with acquiring properties. CR IV Advisors pays the organizational and other offering costs associated with the sale of our common stock (excluding selling commissions and the dealer manager fees), which we reimburse in an amount up to 2.0% of the gross proceeds of the Offering. As of December 31, 2013, CR IV Advisors had paid organization and offering costs in excess of the 2.0% in connection with the Offering. These excess costs were not included in our financial statements because such costs were not a liability to us as they exceeded 2.0% of gross proceeds from the Offering. As a result of additional proceeds raised from the Offering in 2014, these excess costs may become payable.
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the acquisition of real estate and real estate related investments and the payment of acquisition related expenses, operating expenses, distributions and redemptions to stockholders and interest and principal on any current and future indebtedness. Generally, we expect to meet our long-term liquidity requirements through proceeds from the sale of our common stock, borrowings on the Credit Facility, proceeds from secured or unsecured borrowings from banks and other lenders and net cash flows provided by operations.
We expect that substantially all net cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we may use other sources to fund distributions, as necessary, including proceeds from the Offerings, borrowings on the Credit Facility and/or future borrowings on our unencumbered assets. To the extent that cash flows from operations are lower due to fewer properties being acquired or lower than expected returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash flows from the Offerings or debt financings will be used to fund acquisitions, certain capital expenditures identified at acquisition, repayments of outstanding debt or distributions to our stockholders.
As of December 31, 2013, we had issued approximately 211.1 million shares of our common stock in the Offering resulting in gross proceeds of $2.1 billion.
As of December 31, 2013, we had $696.9 million of debt outstanding and the ratio of our debt to gross real estate and related assets, net of gross intangible lease liabilities, was 32%. See Note 7 to our consolidated financial statements in this Annual Report on Form 10-K for certain terms of our debt outstanding.
Our contractual obligations as of December 31, 2013 were as follows (in thousands):

	Payments due by period (1) (2)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments — credit facility	$300,000	$—	$—	$300,000	$—
Interest payments — credit facility (3)	52,199	11,294	33,912	6,993
Principal payments — fixed rate debt (4)	397,530	—	—	23,737	373,793
Interest payments — fixed rate debt	144,870	16,180	48,582	15,697	64,411
Total	$894,599	$27,474	$82,494	$346,427	$438,204

(1)	The table does not include amounts due to CR IV Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
As of December 31, 2013, we had $38.7 million of variable rate debt effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our swap agreements to calculate the debt payment obligations in future periods.

(3)
Payment obligations for the Term Loan outstanding under the Credit Facility are based on the interest rate of 3.36% as of December 31, 2013, which is the rate fixed under the executed swap agreement that had the effect of fixing the variable interest rate per annum through the maturity date of August 2018.

(4)
The fixed rate debt includes bond obligations assumed in connection with a property acquisition with an aggregate balance of $584,000. They are included in the accompanying consolidated balance sheets in deferred rental income and other liabilities.

We expect to incur additional borrowings in the future to acquire additional properties and make other real estate related investments. There is no limitation on the amount we may borrow against any single improved property. Our future borrowings will not exceed 300% of our net assets as of the date of any borrowing, which is the maximum level of indebtedness permitted under the NASAA REIT Guidelines; however, we may exceed that limit if approved by a majority of our independent directors. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. Our advisor has set a target leverage ratio of 40% to 50% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets.
As of December 31, 2013, we had entered into purchase agreements with unaffiliated third-party sellers to acquire a 100% interest in 90 retail properties, subject to meeting certain criteria, for an aggregate purchase price of $257.4 million, exclusive of closing costs. As of December 31, 2013, we had $8.5 million of property escrow deposits held by escrow agents in connection with these future property acquisitions, of which $7.0 million will be forfeited if the transactions are not completed under certain circumstances. In connection with one of these purchase and sale agreements, we are contractually obligated to purchase 25 properties, of which we had purchased five properties as of December 31, 2013 and we expect to purchase the remaining 20 properties. If the remaining 20 properties are not purchased, we will be obligated to pay the seller $10.0 million. These deposits are included in the consolidated balance sheets in property escrow deposits, prepaid expenses and other assets. As of March 25, 2014, none of these escrow deposits had been forfeited.
Cash Flow Analysis
Operating Activities. During the year ended December 31, 2013, net cash provided by operating activities was $7.6 million compared to net cash used in operating activities of $8.7 million for the year ended December 31, 2012. The change was primarily due to an increase in depreciation and amortization expenses of $33.1 million, partially offset by an increase in net loss of $19.1 million and a net increase in working capital accounts of $2.4 million. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities increased $1.2 billion to $1.7 billion for the year ended December 31, 2013, compared to $511.2 million for the year ended December 31, 2012. The increase was primarily due to the acquisition of 248 commercial properties for an aggregate purchase price of $1.7 billion during the year ended December 31, 2013, compared to 89 commercial properties for an aggregate purchase price of $514.7 million during the year ended December 31, 2012.
Financing Activities. Net cash provided by financing activities increased $1.5 billion to $2.0 billion for the year ended December 31, 2013, compared to $533.6 million for the year ended December 31, 2012. The change was primarily due to net proceeds from the issuance of common stock of $1.6 billion in the Offering and net proceeds from the borrowing facilities and notes payable of $422.4 million for the year ended December 31, 2013, compared to net proceeds from the issuance of common stock of $266.1 million in the Offering and net proceeds from the borrowing facilities and notes payable of $274.6 million for the year ended December 31, 2012.
Election as a REIT
We are taxed as a REIT under the Internal Revenue Code. To maintain our qualification as a REIT, we must continue to meet certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. As a REIT, we generally are not subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains).
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

Inflation
We are exposed to inflation risk as income from long-term leases is the primary source of our cash flows from operations. We expect there will be provisions in many of our tenant leases that are intended to protect us from, and mitigate the risk of, the impact of inflation. These provisions may include rent steps and clauses enabling us to receive payment of additional rent calculated as a percentage of the tenants’ gross sales above pre-determined thresholds. In addition, we expect most of our leases will require the tenant to pay all or a majority of the property’s operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance and building repairs. However, because of the long-term nature of leases for real property, such leases may not reset frequently enough to adequately offset the effects of inflation.
Commitments and Contingencies
We may be subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 10 to our consolidated financial statements in this Annual Report on Form 10-K for further explanations.
Related-Party Transactions and Agreements
We have entered into agreements with CR IV Advisors and its affiliates whereby we agree to pay certain fees to, or reimburse certain expenses of, CR IV Advisors or its affiliates such as acquisition and advisory fees and expenses, organization and offering costs, sales commissions, dealer manager fees and expenses, leasing fees and reimbursement of certain operating costs. See Note 11 to our consolidated financial statements in this Annual Report on Form 10-K for a discussion of the various related-party transactions, agreements and fees.
Conflicts of Interest
Affiliates of CR IV Advisors act as an advisor to, and our executive officers and at least one of our directors act as officers and/or directors of, ARCP, CCPT I, CCPT V, CCIT, CCIT II and Cole Income NAV Strategy, all of which are REITs offered, distributed and/or managed by affiliates of CR IV Advisors. As such, there are conflicts of interest where CR IV Advisors or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for ARCP or another real estate program sponsored by Cole Capital, may be in conflict with us in connection with providing services to other real estate related programs related to property acquisitions, property dispositions, and property management among others. The compensation arrangements between affiliates of CR IV Advisors and ARCP and these other real estate programs sponsored by Cole Capital could influence the advice to us. See “Item 1. Business — Conflicts of Interest” in this Annual Report on Form 10-K.
Subsequent Events
Certain events occurred subsequent to December 31, 2013 through the filing date of this Annual Report on Form 10-K. Refer to Note 17 to our consolidated financial statements included in this Annual Report on Form 10-K for further explanation.
Impact of Recent Accounting Pronouncements
Refer to Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for further explanation. There have been no accounting pronouncements issued, but not yet applied by us, that will significantly impact our financial statements.
Off Balance Sheet Arrangements
As of December 31, 2013 and 2012, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with the acquisition of our properties, we have obtained variable rate debt financing through borrowings under the Revolving Loans and therefore may be exposed to changes in LIBOR. As of December 31, 2013, we had no variable rate debt outstanding under the Revolving Loans; as such, there was no exposure to changes in interest expense per annum. In the future, we may obtain additional variable rate debt financing to fund certain property acquisitions, and may be exposed to interest rate changes. Our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. We have entered, and expect to continue to enter, into derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk associated with our variable rate debt. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes. We may also enter into rate lock arrangements to lock interest rates on future borrowings. We may be exposed to credit and market risks including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates.
As of December 31, 2013, we had three interest rate swap agreements outstanding, which mature on various dates from June 2018 through August 2020, with an aggregate notional amount of $338.7 million and an aggregate net fair value of $(2.3) million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of December 31, 2013, an increase of 50 basis points in interest rates would result in a decrease to the fair value of the derivative liability of $7.0 million.
We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2013.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2013, were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.
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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2013.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2014 annual meeting of stockholders.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2014 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2014 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2014 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2014 annual meeting of stockholders.

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
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Cole Credit Property Trust IV, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2013 and 2012, and the consolidated statements of stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cole Credit Property Trust IV, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations for the years ended December 31, 2013 and 2012 and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
March 28, 2014

COLE CREDIT PROPERTY TRUST IV, INC.
CONSOLIDATED BALANCE SHEETS
 (in thousands, except share and per share amounts)

	December 31, 2013	December 31, 2012
ASSETS
Investment in real estate assets:
Land	$537,714	$146,873
Buildings and improvements, less accumulated depreciation of $23,377 and $1,744, respectively	1,399,617	315,922
Intangible lease assets, less accumulated amortization of $14,498 and $907, respectively	246,601	57,288
Total investment in real estate assets, net	2,183,932	520,083
Investment in unconsolidated joint venture	19,124	—
Total investment in real estate and related assets, net	2,203,056	520,083
Cash and cash equivalents	300,574	13,895
Restricted cash	8,193	523
Rents and tenant receivables, less allowance for doubtful accounts of $50 and $0, respectively	14,440	1,465
Property escrow deposits, prepaid expenses and other assets	10,942	1,142
Deferred financing costs, less accumulated amortization of $3,580 and $524, respectively	14,444	5,092
Total assets	$2,551,649	$542,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and credit facility	$696,946	$274,594
Accounts payable and accrued expenses	12,675	5,042
Escrowed investor proceeds	5,147	523
Due to affiliates	7,512	2,156
Acquired below market lease intangibles, less accumulated amortization of $2,237 and $109, respectively	37,485	7,810
Distributions payable	10,569	1,456
Deferred rental income and other liabilities	12,859	3,140
Total liabilities	783,193	294,721
Commitments and contingencies
Redeemable common stock	26,484	1,964
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 490,000,000 shares authorized, 211,026,672 and 29,943,549 shares issued and outstanding, respectively	2,110	299
Capital in excess of par value	1,850,702	264,341
Accumulated distributions in excess of earnings	(108,588)	(19,125)
Accumulated other comprehensive loss	(2,252)	—
Total stockholders’ equity	1,741,972	245,515
Total liabilities and stockholders’ equity	$2,551,649	$542,200
The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except share and per share amounts)

	Year Ended December 31,
	2013	2012
Revenues:
Rental and other property income	$90,680	$7,303
Tenant reimbursement income	11,877	534
Total revenue	102,557	7,837
Expenses:
General and administrative expenses	7,566	1,503
Property operating expenses	13,507	553
Advisory fees and expenses	10,549	812
Acquisition related expenses	48,286	14,371
Depreciation	21,633	1,743
Amortization	11,712	871
Total operating expenses	113,253	19,853
Operating loss	(10,696)	(12,016)
Other expense:
Interest expense and other	(22,184)	(1,728)
Total other expense	(22,184)	(1,728)
Net loss	$(32,880)	$(13,744)
Weighted average number of common shares outstanding:
Basic and diluted	90,330,927	8,578,494
Net loss per common share:
Basic and diluted	$(0.36)	$(1.60)
The Company was formed on July 27, 2010 but did not commence principal operations until April 13, 2012. Therefore, the Company had no activity during the year ended December 31, 2011. The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (in thousands)

	Year Ended December 31,
	2013	2012
Net loss	$(32,880)	$(13,744)

Other comprehensive loss:
Unrealized loss on interest rate swaps	(2,252)	—

Total comprehensive loss	$(35,132)	$(13,744)
The Company was formed on July 27, 2010 but did not commence principal operations until April 13, 2012. Therefore, the Company had no activity during the year ended December 31, 2011. The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (in thousands, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2011 and December 31, 2011	20,000	$—	$200	$—	$—	$200
Issuance of common stock	29,923,549	299	298,139	—	—	298,438
Distributions to investors	—	—	—	(5,381)	—	(5,381)
Commissions on stock sales and related dealer manager fees	—	—	(26,051)	—	—	(26,051)
Other offering costs	—	—	(5,983)	—	—	(5,983)
Changes in redeemable common stock	—	—	(1,964)	—	—	(1,964)
Comprehensive loss	—	—	—	(13,744)	—	(13,744)
Balance, December 31, 2012	29,943,549	299	264,341	(19,125)	—	245,515
Issuance of common stock	181,205,760	1,811	1,806,009	—	—	1,807,820
Distributions to investors	—	—	—	(56,583)	—	(56,583)
Commissions on stock sales and related dealer manager fees	—	—	(157,767)	—	—	(157,767)
Other offering costs	—	—	(36,179)	—	—	(36,179)
Redemptions of common stock	(122,637)	—	(1,182)	—	—	(1,182)
Changes in redeemable common stock	—	—	(24,520)	—	—	(24,520)
Comprehensive loss	—	—	—	(32,880)	(2,252)	(35,132)
Balance, December 31, 2013	211,026,672	$2,110	$1,850,702	$(108,588)	$(2,252)	$1,741,972
The Company was formed on July 27, 2010 but did not commence principal operations until April 13, 2012. Therefore, the Company had no activity during the year ended December 31, 2011. The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(32,880)	$(13,744)	$—
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	21,633	1,743	—
Amortization of intangible lease assets and below market lease intangible, net	11,523	797	—
Amortization of deferred financing costs	3,056	524	—
Bad debt expense	59	—	—
Equity in income of unconsolidated joint venture	(324)	—	—
Return on investment from unconsolidated joint venture	130	—	—
Changes in assets and liabilities:
Rents and tenant receivables	(13,034)	(1,465)	—
Prepaid expenses and other assets	(730)	(1,142)	—
Accounts payable and accrued expenses	8,688	2,227	—
Deferred rental income and other liabilities	7,369	1,848	—
Due to affiliates	2,080	495	—
Net cash provided by (used in) operating activities	7,570	(8,717)	—
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(1,667,832)	(510,700)	—
Investment in unconsolidated joint venture	(18,930)	—	—
Payment of property escrow deposits	(28,978)	—	—
Refund of property escrow deposits	20,453	—	—
Change in restricted cash	(7,670)	(523)	—
Net cash used in investing activities	(1,702,957)	(511,223)	—
Cash flows from financing activities:
Proceeds from issuance of common stock	1,782,118	296,474	—
Redemptions of common stock	(1,182)	—	—
Offering costs on issuance of common stock	(190,670)	(30,373)	—
Distributions to investors	(21,768)	(1,961)	—
Proceeds from borrowing facilities and notes payable	970,842	316,054	—
Repayments of borrowing facilities	(548,490)	(41,460)	—
Proceeds from affiliate line of credit	—	11,700	—
Repayments of affiliate line of credit	—	(11,700)	—
Payment of loan deposits	(1,406)	(50)	—
Refund of loan deposits	861	50	—
Change in escrowed investor proceeds	4,624	523	—
Deferred financing costs paid	(12,408)	(5,616)	—
Other financing activities	(455)	(6)	—
Net cash provided by financing activities	1,982,066	533,635	—
Net increase in cash and cash equivalents	286,679	13,695	—
Cash and cash equivalents, beginning of period	13,895	200	200
Cash and cash equivalents, end of period	$300,574	$13,895	$200

The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Credit Property Trust IV, Inc. (the “Company”) is a Maryland corporation that was formed on July 27, 2010, , our date of inception, which has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes. The Company is the sole general partner of and owns, directly or indirectly, 100% of the partnership interest in Cole Operating Partnership IV, LP, a Delaware limited partnership (“CCPT IV OP”). The Company is externally managed by Cole REIT Advisors IV, LLC (“CR IV Advisors”), which was, prior to the ARCP Merger (as defined below), indirectly owned by Cole Real Estate Investments, Inc. (NYSE: COLE) (“Cole”, formerly known as Cole Credit Property Trust III, Inc.) as a result of Cole acquiring Cole Holdings Corporation (“CHC”) on April 5, 2013 pursuant to a transaction whereby CHC merged with and into CREInvestments, LLC (“CREI”), a wholly-owned subsidiary of Cole. On February 7, 2014, American Realty Capital Properties, Inc. (“ARCP”) acquired Cole pursuant to a transaction whereby Cole merged with and into Clark Acquisition, LLC, a wholly-owned subsidiary of ARCP (“Merger Sub”), with Merger Sub surviving as a wholly-owned subsidiary of ARCP (the “ARCP Merger”). ARCP is a self-managed publicly traded Maryland corporation listed on The NASDAQ Global Select Market, focused on acquiring and owning single tenant freestanding commercial properties subject to net leases with high credit quality tenants. As a result of the ARCP Merger, ARCP indirectly owns and/or controls the Company’s external advisor, CR IV Advisors, the Company’s dealer manager, Cole Capital Corporation (“CCC”), the Company’s property manager, CREI Advisors, LLC (“CREI Advisors”), and the Company’s sponsor, Cole Capital™, as discussed in Note 17.
On January 26, 2012, pursuant to a Registration Statement on Form S-11 (Registration No. 333-169533) filed under the Securities Act of 1933, as amended, the Company commenced its initial public offering on a “best efforts” basis of up to a maximum of $2.975 billion in shares of common stock. Subsequent to December 31, 2013, the Company reallocated shares between its primary offering and its distribution reinvestment plan (the “DRIP”). As a result of this reallocation, the initial public offering offers up to a maximum of approximately 292.3 million shares of its common stock at a price of $10.00 per share, subject to reduction in certain circumstances, and up to approximately 5.5 million additional shares to be issued pursuant to the DRIP under which the Company’s stockholders may elect to have distributions reinvested in additional shares of common stock at a price of $9.50 per share (the “Offering”). As of December 31, 2013, the Company had issued approximately 211.1 million shares of its common stock in the Offering for gross offering proceeds of $2.1 billion before offering costs and selling commissions of $226.0 million.
As of February 25, 2014, the Company no longer accepted subscription agreements in connection with the Offering because it had received subscription agreements that allowed it to reach the maximum primary offering; however, subscription agreements received prior to the time at which the Company reaches the maximum primary offering amount, but not in good order, or subscription agreements that require additional information or are not fully funded, will be subject to review and will be processed only if shares are available. As of March 25, 2014, the Company had accepted investors’ subscriptions for, and issued, a total of approximately 292.3 shares of common stock in its primary offering and approximately 5.1 million shares of common stock pursuant to the DRIP. After the Company reaches the maximum primary offering amount, the Company intends to deregister all remaining unsold shares from the Offering.
In addition, the Company registered 26.0 million shares of common stock under the DRIP pursuant to a registration statement filed on Form S-3 (the “DRIP Offering” and collectively with the Offering, the “Offerings”), which was filed with the Securities and Exchange Commission (the “SEC”) on December 19, 2013 and automatically became effective with the SEC upon filing. The Company will continue to issue shares of common stock under the DRIP Offering.
As of December 31, 2013, the Company owned 337 properties, comprising 10.8 million rentable square feet of commercial space located in 38 states. As of December 31, 2013, the rentable space at these properties was 99% leased. In addition, through an unconsolidated joint venture arrangement, as of December 31, 2013, the Company had an interest in one property comprising 176,000 rentable square feet of commercial space.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain prior year balances have been combined in the consolidated statements of operations and statements of cash flows. The Company was formed on July 27, 2010 but did not commence principal operations until April 13, 2012. Therefore, the Company had no activity during the year ended December 31, 2011.
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
The Company continually evaluates the need to consolidate its joint venture arrangement based on standards set forth in GAAP. In determining whether the Company has a controlling interest in a joint venture arrangement and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, power to make decisions and contractual and substantive participating rights of the partners/members as well as whether the entity is a VIE for which the Company may be the primary beneficiary. As of December 31, 2013, the Company is not required to consolidate its joint venture arrangement as the joint venture entity does not qualify as a VIE and the Company does not meet the control requirement for consolidation. There were no joint venture arrangements as of December 31, 2012.
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

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the years ended December 31, 2013 and 2012.
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
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of December 31, 2013 and 2012.
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
The Company has acquired, and may continue to acquire, certain properties subject to contingent consideration arrangements that may obligate the Company to pay additional consideration to the seller based on the outcome of future events (the “Contingent Payments”). Additionally, the Company may acquire certain properties for which it funds certain contingent consideration amounts into an escrow account pending the outcome of certain future events. The outcome may result in the release of all or a portion of the escrow funds to the Company or the seller or a combination thereof. Contingent consideration arrangements are based on a predetermined formula and have set time periods regarding the obligation to make future payments, including funds released to the seller from escrow accounts, or the right to receive escrowed funds as set forth in the respective purchase and sale agreement. Contingent consideration arrangements, including amounts funded through an escrow account, are recorded upon acquisition of the respective property at their estimated fair value, and any changes to the estimated fair value, subsequent to acquisition, are reflected in the accompanying consolidated statements of operations. The determination of the amount of contingent consideration arrangements is based on the probability of several possible outcomes as identified by management. The amounts recorded are carried at fair value, with any changes in fair value included in net income.
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
Investment in Unconsolidated Joint Ventures
The Company accounts for unconsolidated joint venture arrangements using the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over operating and financial policies of these investments. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the joint ventures’ earnings and distributions. The Company is required to determine whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of its investment in the joint venture. If an event or change in circumstance has occurred, the Company is required to evaluate the joint venture for potential impairment and determine if the carrying amount of its investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in a joint venture for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. No impairment indicators were identified and no impairment losses were recorded related to the Company’s unconsolidated joint venture arrangement during the year ended December 31, 2013. The Company did not own any interests in joint venture arrangements during the year ended December 31, 2012.
Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturities when purchased of three months or less to be cash equivalents. The Company considers investments in highly liquid money market accounts to be cash equivalents.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Cash and Escrows
Included in restricted cash was $5.1 million and $523,000 of escrowed investor proceeds for which shares of common stock had not been issued as of December 31, 2013 and 2012, respectively. In addition, the Company had $2.6 million held by lenders in lockbox accounts, as of December 31, 2013. As part of certain debt agreements, rents from certain encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess is disbursed to the Company. Also included in restricted cash as of December 31, 2013 was $513,000 held by lenders in escrow accounts for real estate taxes and other lender reserves for certain properties, in accordance with the respective lender’s loan agreement. There were no amounts held by lenders as of December 31, 2012.
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
Deferred Financing Costs
Deferred financing costs are capitalized and amortized on a straight-line basis over the term of the related financing arrangement, which approximates the effective interest method. If a note payable is prepaid, any unamortized deferred financing costs related to the note payable would be expensed. Amortization of deferred financing costs was $3.1 million and $524,000 for the years ended December 31, 2013 and 2012, respectively, and was included in interest expense in the consolidated statements of operations.
Concentration of Credit Risk
As of December 31, 2013, the Company had cash on deposit, including restricted cash, at nine financial institutions, in six of which the Company had deposits in excess of federally insured levels totaling $307.2 million; however, the Company has not experienced any losses in such accounts. The Company limits significant cash deposits to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
As of December 31, 2013, no single tenant accounted for greater than 10% of the Company’s 2013 gross annualized rental revenues. The Company had certain geographic concentrations in its property holdings. In particular, as of December 31, 2013, 45 of the Company’s properties were located in Texas and five were located in California, which accounted for 13% and 12%, respectively, of the Company’s 2013 gross annualized rental revenues. In addition, the Company had tenants in the drugstore and discount store industries, which comprised 13% and 12%, respectively, of the Company’s 2013 gross annualized rental revenues.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Offering and Related Costs
CR IV Advisors funds all of the organization and offering costs on the Company’s behalf (excluding selling commissions and dealer manager fees) and may be reimbursed for such costs up to 2.0% of gross proceeds from the Offering. As of December 31, 2013, CR IV Advisors had paid organization and offering costs in excess of the 2.0% in connection with the Offering. These excess costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 2.0% of gross proceeds from the Offering. As a result of additional proceeds raised from the Offering in 2014, these excess costs may become payable. When recorded by the Company, organization costs are expensed as incurred and offering costs, which include items such as legal and accounting fees, marketing and personnel, promotional and printing costs, are recorded as a reduction of capital in excess of par value along with selling commissions and dealer manager fees in the period in which they become payable.
Due to Affiliates
Certain affiliates of CR IV Advisors received, and will continue to receive fees, reimbursements and compensation in connection with services provided relating to the Offering and the acquisition, management, financing and leasing of the properties of the Company.
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
Redeemable Common Stock
Under the Company’s share redemption program, the Company’s requirement to redeem shares of its outstanding common stock is limited, among other things, to the net proceeds received by the Company from the sale of shares under the DRIP, net of shares redeemed to date. The Company records amounts that are redeemable under the share redemption program as redeemable common stock outside of permanent equity in its consolidated balance sheets. Changes in the amount of redeemable common stock from period to period are recorded as an adjustment to capital in excess of par value.
Interest
Interest is charged to interest expense as it accrues. No interest costs were capitalized during the years ended December 31, 2013 and 2012.
Distributions Payable and Distribution Policy
In order to maintain its status as a REIT, the Company is required to, among other things, make distributions each taxable year equal to at least 90% of its taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). To the extent that funds are available, the Company intends to pay regular distributions to stockholders. Distributions are paid to stockholders of record as of applicable record dates.
The Company’s board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001712523 per share (which equates to 6.25% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the period commencing on January 1, 2013 and ending on December 31, 2013. As of December 31, 2013, the Company had distributions payable of $10.6 million.
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

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenue Recognition
Certain properties have leases where minimum rental payments increase during the term of the lease. The Company records rental income for the full term of each lease on a straight-line basis. When the Company acquires a property, the terms of existing leases are considered to commence as of the acquisition date for the purpose of this calculation. The Company defers the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Expected reimbursements from tenants for recoverable real estate taxes and operating expenses are included in tenant reimbursement income in the period when such costs are incurred.
Earnings (Loss) Per Share
Earnings (loss) per share are calculated based on the weighted average number of common shares outstanding during each period presented. Diluted income (loss) per share considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the years ended December 31, 2013 and 2012.
Income Taxes
The Company elected to be taxed, and currently qualifies, as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company will generally not be subject to federal corporate income tax to the extent it distributes its taxable income to its stockholders, and so long as it, among other things, distributes at least 90% of its annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). REITs are subject to a number of other organizational and operational requirements. Even if the Company maintains its qualification for taxation as a REIT, it or its subsidiaries may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
Recent Accounting Pronouncements
In February 2013, the U.S. Financial Accounting Standards Board issued Accounting Standards Update, 2013-02 Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), which amended the reporting requirements for comprehensive income pertaining to the reclassification of items out of accumulated other comprehensive income. ASU 2013-02 was effective for the Company beginning January 1, 2013, and the Company has presented the required information within the consolidated statements of comprehensive income (loss) and notes to the financial statements.
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
Notes payable and credit facility – The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. As of December 31, 2013, the estimated fair value of the Company’s debt was $682.1 million compared to the carrying value of $696.9 million. The estimated fair value of the Company’s debt was $274.6 million as of December 31, 2012, which approximated the carrying value on such date. The fair value of the Company’s debt is estimated using Level 2 inputs.
Derivative instruments – The Company’s derivative instruments represent interest rate swaps. All derivative instruments are carried at fair value and are valued using Level 2 inputs. The fair value of these instruments is determined using interest rate market pricing models. The Company includes the impact of credit valuation adjustments on derivative instruments measured at fair value.
Contingent consideration arrangements – The contingent consideration arrangements are carried at fair value and are valued using Level 3 inputs. The fair value of the Contingent Payments is determined based on the estimated timing and probability of successfully leasing vacant space subsequent to the Company’s acquisition of certain properties. During the year ended December 31, 2013, the Company recorded additional obligations with an aggregate estimated fair value of $553,000 upon purchase of certain properties. The total estimated fair value of contingent consideration arrangements was $784,000 and $708,000 as of December 31, 2013 and 2012, respectively, and is included in the accompanying consolidated balance sheets in deferred rental income and other liabilities. In addition, during the year ended December 31, 2013, the fair value of the outstanding contingent consideration arrangements had a net decrease of $22,000, which resulted in additional income that is recorded in the accompanying consolidated statements of operations. The Company also paid an aggregate of $455,000 to multiple sellers as certain of the Contingent Payments were satisfied.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of December 31, 2013 and 2012, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2013 and 2012 (in thousands):

	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps	$(2,252)	$—	$(2,252)	$—
Contingent consideration	(784)	—	—	(784)
Total liabilities	$(3,036)	$—	$(2,252)	$(784)

	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$(708)	$—	$—	$(708)

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 4 — REAL ESTATE ACQUISITIONS
2013 Property Acquisitions
During the year ended December 31, 2013, the Company acquired 248 commercial properties for an aggregate purchase price of $1.7 billion (the “2013 Acquisitions”). The Company purchased the 2013 Acquisitions with net proceeds from the Offering and available borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation (in thousands):

December 31, 2013
Land	$390,781
Building and improvements	1,103,390
Acquired in-place leases	175,520
Acquired above market leases	26,921
Acquired below market leases	(31,802)
Total purchase price	$1,664,810
The Company recorded revenue for the year ended December 31, 2013 of $60.4 million and a net loss for the year ended December 31, 2013 of $25.7 million related to the 2013 Acquisitions.
The following information summarizes selected financial information of the Company as if all of the 2013 Acquisitions were completed on January 1, 2012 for each period presented below. The table below presents the Company’s estimated revenue and net income (loss), on a pro forma basis, for the years ended December 31, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2013	2012
Pro forma basis (unaudited):
Revenue	$181,859	$147,515
Net income (loss)	$44,490	$(30,842)
The unaudited pro forma information for the year ended December 31, 2013 was adjusted to exclude $48.3 million of acquisition related expenses recorded during the year ended December 31, 2013. These costs were recognized in the unaudited pro forma information for the year ended December 31, 2012. The unaudited pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2012, nor does it purport to represent the results of future operations.
2013 Investment in Unconsolidated Joint Venture
During the year ended December 31, 2013, the Company acquired an interest in an unconsolidated joint venture arrangement for $18.9 million (the “Unconsolidated Joint Venture”).

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2012 Property Acquisitions
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

December 31, 2012
Land	$146,873
Building and improvements	317,553
Acquired in-place leases	54,958
Acquired above market leases	3,237
Acquired below market leases	(7,919)
Total purchase price	$514,702
The Company recorded revenue for the year ended December 31, 2012 of $7.8 million and a net loss for the year ended December 31, 2012 of $13.7 million related to 2012 Acquisitions.
The following information summarizes selected financial information of the Company as if all of the 2012 Acquisitions were completed on January 1, 2011 for each period presented below. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the years ended December 31, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2012	2011
Pro forma basis (unaudited):
Revenue	$45,096	$45,096
Net income	$18,510	$4,217
The unaudited pro forma information for the year ended December 31, 2012 was adjusted to exclude $14.4 million of acquisition related expenses recorded during the year ended December 31, 2012. These costs were recognized in the unaudited pro forma information for the year ended December 31, 2011. The unaudited pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2011, nor does it purport to represent the results of future operations.
NOTE 5 — INTANGIBLE LEASE ASSETS
Intangible lease assets consisted of the following (in thousands, except weighted average life amounts):

	As of December 31,
	2013	2012
In-place leases, net of accumulated amortization of $12,523 and
$871, respectively (with a weighted average life remaining of 13.4 years and
15.7 years, respectively)	$218,407	$54,087
Acquired above market leases, net of accumulated amortization of $1,975 and
$36, respectively (with a weighted average life remaining of 11.4 years and
17.1 years, respectively)	28,194	3,201
	$246,601	$57,288
Amortization expense related to the in place lease assets for the years ended December 31, 2013 and 2012, was $11.7 million and $871,000, respectively. Amortization expense related to the acquired above market lease assets for the years ended December 31, 2013 and 2012, was $1.9 million and $36,000, respectively and was recorded as a reduction to rental and other property income in the consolidated statements of operations.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Estimated amortization expense related to the intangible lease assets as of December 31, 2013 for each of the five succeeding fiscal years is as follows (in thousands):

	Amortization
Year Ending December 31,	In-Place Leases	Above Market Leases
2014	$21,795	$3,567
2015	$20,601	$3,411
2016	$19,348	$3,249
2017	$18,763	$3,139
2018	$17,457	$2,485
NOTE 6 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risks. The following table summarizes the terms of the Company’s executed swap agreements designated as hedging instruments as of December 31, 2013 (in thousands). The Company did not have any executed swap agreements as of December 31, 2012.

		Outstanding Notional				Fair Value of Liabilities
	Balance Sheet	Amount as of	Interest	Effective	Maturity	December 31,	December 31,
	Location	December 31, 2013	Rates (1)	Dates	Dates	2013	2012
Interest Rate Swaps	Deferred rental income and other liabilities	$338,737	3.36% to 4.75%	6/24/2013 to 8/23/2013	6/24/2018 to 8/24/2020	$(2,252)	$—

(1)	The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread.
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
The following table summarizes the unrealized losses on the Company’s derivative instruments and hedging activities during the year ended December 31, 2013 (in thousands). The Company did not own any derivative instruments during the year ended December 31, 2012.

	Amount of Loss Recognized in Other Comprehensive Loss
	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2013	2012
Interest Rate Swaps (1)	$(2,252)	$—

(1)	There were no portions of the change in the fair value of the interest rate swap agreements that were considered ineffective during the year ended December 31, 2013. No previously effective portions of the losses that were recorded in accumulated other comprehensive loss during the term of the hedging relationships were reclassified into earnings during the year ended December 31, 2013.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations resulting in an acceleration of payment. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. During the year ended December 31, 2013, there were no termination events or events of default related to the interest rate swaps.
NOTE 7 — NOTES PAYABLE AND CREDIT FACILITY
As of December 31, 2013, the Company had $696.9 million of debt outstanding, with a weighted average years to maturity of 7.1 years and weighted average interest rate of 3.7%. The following table summarizes the debt balances as of December 31, 2013 and 2012, and the debt activity for the year ended December 31, 2013 (in thousands):

	Balance as of	During the Year Ended December 31, 2013		Balance as of
	December 31, 2012	Debt Issuance	Repayments	December 31, 2013
Fixed rate debt	$75,000	$321,946	$—	$396,946
Credit facility	136,868	438,705	(275,573)	300,000
Bridge facility	62,726	210,191	(272,917)	—
Total	$274,594	$970,842	$(548,490)	$696,946
As of December 31, 2013, the fixed rate debt outstanding of $396.9 million included $38.7 million of variable rate debt subject to interest rate swap agreements, which had the effect of fixing the variable interest rates per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 3.35% to 4.75% per annum. The debt outstanding matures on various dates from June 2018 through December 2023. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $682.4 million as of December 31, 2013. Each of the mortgage notes payable comprising the fixed rate debt is secured by the respective properties on which the debt was placed. Certain notes payable contain covenants, representations, warranties and borrowing conditions customary for similar credit arrangements. These notes also include usual and customary events of default and remedies for agreements of this nature. Based on the Company’s analysis and review of its results of operations and financial condition, the Company believes it was in compliance with the covenants of such notes payable as of December 31, 2013.
During the year ended December 31, 2013, the Company entered into an amended and restated unsecured credit agreement (the “Amended and Restated Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, which increased available borrowings, extended the term and decreased the interest rates associated with the Company’s original credit agreement. As of December 31, 2013, the Company had $300.0 million outstanding under the amended and restated unsecured credit facility (the “Credit Facility”) and $529.6 million available for borrowing based on the underlying collateral pool of $1.3 billion. The Credit Facility provides borrowings of up to $900.0 million, which includes a $300.0 million unsecured term loan (the “Term Loan”) and up to $600.0 million in unsecured revolving loans (the “Revolving Loans”). The Credit Facility may be increased up to a maximum of $1.25 billion. The Term Loan matures on August 15, 2018 and the Revolving Loans mature on August 15, 2017; however, the Company may elect to extend the maturity date for the Revolving Loans to August 15, 2018 subject to satisfying certain conditions set forth in the Amended and Restated Credit Agreement. Depending upon the type of loan specified and overall leverage ratio, not to exceed 65% (or 60% on or subsequent to August 15, 2014), the Revolving Loans bear interest at one-month, two-month, three-month or six-month LIBOR multiplied by the statutory reserve rate (the “Eurodollar Rate”) plus an interest rate spread ranging from 1.65% to 2.50% (the “Spread”) or a base rate, ranging from 0.65% to 1.50%, plus the greater of (a) JPMorgan Chase’s Prime Rate; (b) the Federal Funds Effective Rate (as defined in the Amended and Restated Credit Agreement) plus 0.50%; or Eurodollar Rate plus 1.00%. The Company executed a swap agreement associated with the Term Loan, which had the effect of fixing the variable interest rate per annum on August 15, 2013 through the maturity date of the loan at 1.713% (the “Swap Rate”). The Term Loan bears interest at the Swap Rate plus the Spread, which totaled 3.36% as of December 31, 2013 based on the Company’s leverage ratio. There were no amounts outstanding under the Revolving Loans as of December 31, 2013. The Amended and Restated Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature and borrowing conditions. In particular, the Amended and Restated Credit Agreement requires the Company to maintain a minimum consolidated net worth of at least $1.3 billion as of December 31, 2013, a leverage ratio greater than 65% prior to August 15, 2014 and 60% from and after August 15, 2014, a fixed charge coverage ratio equal to or less than 1.50, an unsecured debt to unencumbered asset value ratio greater than 65% prior to August 15, 2014 and 60% from and after August 15, 2014, an

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

unsecured debt service coverage ratio equal to or less than 1.75 and a secured debt ratio greater than 50% prior to August 15, 2014, 45% from and after August 15, 2014, but prior to August 15, 2016 and 40% from and after August 15, 2016. The Company believes it was in compliance with the covenants under the Amended and Restated Credit Agreement as of December 31, 2013.
Concurrently with entry into the Amended and Restated Credit Agreement, the unsecured bridge facility (the “Bridge Facility”) was terminated and no amounts were outstanding under the Bridge Facility as of December 31, 2013.
In addition, the Company had a $10.0 million subordinate revolving line of credit with Series C, LLC, an affiliate of CR IV Advisors (“Series C”), (the “Series C Loan”) that matured on April 12, 2013. The Series C Loan had a fixed interest rate of 4.50%. The Series C Loan was approved by a majority of the Company’s board of directors (including a majority of the independent directors) not otherwise interested in the transaction as being fair, competitive and commercially reasonable and no less favorable to the Company than a comparable loan between unaffiliated parties under the same circumstances. Upon maturity, there were no amounts outstanding on the Series C Loan.
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt as of December 31, 2013 for each of the five succeeding fiscal years and the period thereafter (in thousands):

Year Ending December 31,	Principal Repayments
2014	$—
2015	—
2016	—
2017	—
2018	323,737
Thereafter	373,209
Total	$696,946

NOTE 8 — ACQUIRED BELOW MARKET LEASE INTANGIBLES
Acquired below market lease intangibles consisted of the following (in thousands, except weighted average life amounts):

	As of December 31,
	2013	2012
Acquired below market leases, net of accumulated amortization of $2,237 and $109, respectively (with a weighted average life remaining of 11.6 years
and 16.1 years, respectively)	$37,485	$7,810
Amortization of the intangible lease liabilities during the years ended December 31, 2013 and 2012, was $2.1 million and $109,000, respectively, and was recorded as an addition to rental and other property income in the consolidated statements of operations.
Estimated amortization of the intangible lease liabilities as of December 31, 2013 for each of the five succeeding fiscal years is as follows (in thousands):

Year Ending December 31,	Amortization of Below Market Leases
2014	$4,091
2015	$3,945
2016	$3,823
2017	$3,756
2018	$3,611

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 9 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$10,569	$1,456	$—
Accrued other offering costs due to affiliates	$4,937	$1,661	$—
Accrued capital expenditures	$1,760	$2,815	$—
Common stock issued through distribution reinvestment plan	$25,702	$1,964	$—
Net unrealized loss on interest rate swaps	$(2,252)	$—	$—
Contingent consideration recorded upon property acquisitions	$553	$708	$—
Fair value of assumed bond obligations	$—	$591	$—
Supplemental Cash Flow Disclosures:
Interest paid	$17,474	$783	$—
NOTE 10 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. The Company is not aware of any pending legal proceedings of which the outcome is reasonably possible to have a material effect on its results of operations, financial condition or liquidity.
Purchase Commitments
As of December 31, 2013, the Company had entered into purchase agreements with unaffiliated third-party sellers to acquire a 100% interest in 90 retail properties, subject to meeting certain criteria, for an aggregate purchase price of $257.4 million, exclusive of closing costs. As of December 31, 2013, the Company had $8.5 million of property escrow deposits held by escrow agents in connection with these future property acquisitions, of which $7.0 million will be forfeited if the transactions are not completed under certain circumstances. In connection with one of these purchase and sale agreements, the Company is contractually obligated to purchase 25 properties, of which the Company had purchased five properties as of December 31, 2013 and expects to purchase the remaining 20 properties. If the remaining 20 properties are not purchased, the Company will be obligated to pay the seller $10.0 million. These deposits are included in the consolidated balance sheets in property escrow deposits, prepaid expenses and other assets. As of March 25, 2014, none of these escrow deposits had been forfeited.
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

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 11 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred, and will continue to incur, commissions, fees and expenses payable to CR IV Advisors and certain of its affiliates in connection with the Offerings, and the acquisition, management and disposition of its assets.
Offering
In connection with the Offering, CCC, the Company’s dealer manager, receives a commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. CCC has reallowed and intends to continue to reallow 100% of selling commissions earned to participating broker-dealers. In addition, CCC receives up to 2.0% of gross offering proceeds before reallowance to participating broker-dealers as a dealer manager fee in connection with the Offering. CCC, in its sole discretion, may reallow all or a portion of its dealer manager fee to such participating broker-dealers. No selling commissions or dealer manager fees are paid to CCC or other broker-dealers with respect to shares sold pursuant to the DRIP.
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions and the dealer manager fees) are paid by CR IV Advisors or its affiliates and are reimbursed by the Company up to 2.0% of aggregate gross offering proceeds. A portion of the other organization and offering expenses are considered to be underwriting compensation. As of December 31, 2013, CR IV Advisors had paid organization and offering costs in excess of the 2.0% in connection with the Offering. These excess costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 2.0% of gross proceeds from the Offering. As a result of additional proceeds raised from the Offering in 2014, these excess costs may become payable.
The Company recorded commissions, fees and expense reimbursements as shown in the table below for services provided by CR IV Advisors or its affiliates related to the services described above during the periods indicated (in thousands):

	Year Ended December 31,
	2013	2012
Offering:
Selling commissions	$122,082	$20,107
Selling commissions reallowed by CCC	$122,082	$20,107
Dealer manager fees	$35,685	$5,944
Dealer manager fees reallowed by CCC	$20,183	$3,104
Other organization and offering expenses	$36,179	$5,983
Of the amounts shown above, approximately $189.0 million and $30.3 million had been paid to CR IV Advisors and its affiliates and approximately $4.9 million and $1.7 million had been incurred, but not yet paid, for services provided by CR IV Advisors or its affiliates in connection with the offering stage of the Offering during the years ended December 31, 2013 and 2012, respectively, and is a liability to the Company. The Company did not incur any commissions, fees or expense reimbursements in connection with the offering stage of the Offering until April 13, 2012, when the Company commenced principal operations.
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
The Company recorded fees and expense reimbursements as shown in the table below for services provided by CR IV Advisors or its affiliates related to the services described above during the periods indicated (in thousands):

	Year Ended December 31,
	2013	2012
Acquisition and Operations:
Acquisition fees and expenses	$35,109	$10,342
Advisory fees and expenses	$10,549	$812
Operating expenses	$2,905	$138
Of the amounts shown above, approximately $46.0 million and $11.0 million had been paid to CR IV Advisors and its affiliates and approximately $2.6 million and $268,000 had been incurred, but not yet paid, for services provided by CR IV Advisors or its affiliates in connection with the acquisition and operations stage during the years ended December 31, 2013 and 2012, respectively, and is a liability to the Company. During the year ended December 31, 2012, the Company did not incur any advisory fees or operating expense reimbursements for certain months from April 13, 2012, when the Company commenced principal operations, through December 31, 2012 as CR IV Advisors agreed to waive its rights to these fees and expense reimbursements during such periods.
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
During each of the years ended December 31, 2013 and 2012, no commissions or fees were recorded for any services provided by CR IV Advisors and its affiliates in connection with the liquidation/listing stage.
Due to Affiliates
As of December 31, 2013 and 2012, $7.5 million and $2.2 million, respectively, had been incurred primarily for offering, advisory, operating and acquisition related expenses by CR IV Advisors or its affiliates, but had not yet been reimbursed by the Company and were included in due to affiliates in the consolidated balance sheets as of such periods.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Transactions
During the year ended December 31, 2013, the Company did not acquire any properties from or enter into any loan agreements with affiliates of CR IV Advisors. During the year ended December 31, 2012, the Company acquired 100% of the membership interests in two commercial properties from Series C for an aggregate purchase price of $4.3 million. A majority of the Company’s board of directors (including a majority of the Company’s independent directors) not otherwise interested in the transactions approved the acquisitions as being fair and reasonable to the Company and determined that the cost to the Company of each property was equal to the cost of the respective property to Series C (including acquisition related expenses). In addition, the purchase price of each property, exclusive of closing costs, was less than the then-current appraised value of the respective property as determined by an independent third party appraiser.
In connection with the real estate assets acquired from Series C during the year ended December 31, 2012, the Company entered into the Series C Loan. Refer to Note 7 for the terms of the Series C Loan. The Series C Loan was repaid in full during the year ended December 31, 2012 with proceeds from the Offering. The Company paid $39,000 of interest to CR IV Advisors related to the Series C Loan during the year ended December 31, 2012.
NOTE 12 — ECONOMIC DEPENDENCY
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
NOTE 13 — STOCKHOLDERS’ EQUITY
As of December 31, 2013 and 2012, the Company was authorized to issue 490.0 million shares of common stock and 10.0 million shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On August 11, 2010, the Company sold 20,000 shares of common stock, at $10.00 per share, to CHC. The Company’s board of directors may authorize additional shares of capital stock and amend their terms without obtaining shareholder approval. On April 5, 2013, the ownership of such shares was transferred to CREI. On February 7, 2014, the ownership of such shares was transferred to ARC Properties Operating Partnership, L.P. (“ARCP OP”). Pursuant to the Company’s charter, ARCP OP is prohibited from selling the 20,000 shares of the common stock that represents the initial investment in the Company for so long as Cole Capital remains the Company’s sponsor; provided, however, that ARCP OP may transfer ownership of all or a portion of these 20,000 shares of the Company’s common stock to other affiliates of the Company’s sponsor. See Note 17 for a further explanation of the merger.
Distribution Reinvestment Plan
Pursuant to the DRIP, the Company allows stockholders to elect to have their distributions reinvested in additional shares of the Company’s common stock. The purchase price per share under the DRIP is $9.50 per share. The Company’s board of directors may terminate or amend the DRIP at the Company’s discretion at any time upon ten days prior written notice to the stockholders. During the year ended December 31, 2013, approximately 2.7 million shares were purchased under the DRIP for approximately $25.7 million, which were recorded as redeemable common stock on the consolidated balance sheets, net of redemptions paid of approximately $1.2 million. During the year ended December 31, 2012, approximately 207,000 shares were purchased under the DRIP for approximately $2.0 million, which were recorded as redeemable common stock on the consolidated balance sheets. There were no redemptions paid as of December 31, 2012.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Share Redemption Program
The Company’s share redemption program permits its stockholders to sell their shares back to the Company after they have held them for at least one year, subject to the significant conditions and limitations described below.
The share redemption program provides that the Company will redeem shares of its common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. The Company will limit the number of shares redeemed pursuant to the share redemption program as follows: (1) the Company will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid; and (2) funding for the redemption of shares will be limited to the net proceeds the Company receives from the sale of shares under the DRIP. In an effort to accommodate redemption requests throughout the calendar year, the Company intends to limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12 month period ending on the last day of the fiscal quarter, and funding for redemptions for each quarter generally will be limited to the net proceeds the Company receives from the sale of shares in the respective quarter under the DRIP.
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
The Company redeems shares no later than the end of the month following the end of each fiscal quarter. Requests for redemption must be received on or prior to the end of the fiscal quarter in order for the Company to repurchase the shares in the month following the end of that fiscal quarter. The Company’s board of directors may amend, suspend or terminate the share redemption program at any time upon 30 days notice to the stockholders. During the year ended December 31, 2013, the Company redeemed approximately 123,000 shares under the share redemption program for $1.2 million. The Company did not redeem any shares during the year ended December 31, 2012.
NOTE 14 — INCOME TAXES
For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nontaxable distributions. Nontaxable distributions will reduce U.S stockholders’ basis (but not below zero) in their shares. The following table shows the character of the distributions the Company paid on a percentage basis for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
Character of Distributions (Unaudited):	2013	2012
Ordinary dividends	60%	72%
Nontaxable distributions	40%	28%
Total	100%	100%

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2013, the tax basis carrying value of the Company’s land and depreciable real estate assets was $2.2 billion. During the years ended December 31, 2013 and 2012, the Company distributed as dividends to its shareholders 100% of its taxable income for federal income tax purposes. Accordingly, no provision for federal income taxes related to such taxable income was recorded on the Company’s financial statements. During the years ended December 31, 2013 and 2012, the Company incurred state and local income and franchise taxes of $473,000 and $113,000, respectively, which were recorded in general and administrative expenses in the consolidated statements of operations.
The Company had no unrecognized tax benefits as of or during the years ended December 31, 2013 and 2012. Any interest and penalties related to unrecognized tax benefits would be recognized within the provision for income taxes in the accompanying consolidated statements of operations. The Company files income tax returns in the U.S. federal jurisdiction, as well as various state jurisdictions, and is subject to routine examinations by the respective tax authorities.
NOTE 15 — OPERATING LEASES
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2013, the leases had a weighted-average remaining term of 12.3 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.
The future minimum rental income from the Company’s investment in real estate assets under non-cancelable operating leases, assuming no exercise of renewal options, as of December 31, 2013, was as follows (in thousands):

Year Ending December 31,	Future Minimum Rental Income
2014	$164,332
2015	163,268
2016	159,424
2017	157,051
2018	150,046
Thereafter	1,252,354
$2,046,475
NOTE 16 — QUARTERLY RESULTS (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2013 and 2012 (in thousands, except for per share amounts). In the opinion of management, the information for the interim periods presented includes all adjustments which are of a normal and recurring nature, necessary to present a fair presentation of the results for each period.

	December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$11,405	$21,773	$30,326	$39,053
Acquisition related expenses	$5,639	$14,551	$10,356	$17,740
Operating (loss) income	$(1,055)	$(6,051)	$552	$(4,142)
Net loss	$(3,795)	$(11,669)	$(6,588)	$(10,828)
Basic and diluted net loss per common share (1)	$(0.04)	$(0.13)	$(0.07)	$(0.12)
Distributions declared per common share	$0.15	$0.16	$0.16	$0.16

(1) Based on the weighted average number of shares outstanding as of December 31, 2013.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$—	$648	$1,847	$5,342
Acquisition related expenses	$—	$1,949	$2,611	$9,811
Operating loss	$(35)	$(1,866)	$(2,368)	$(7,747)
Net loss	$(35)	$(2,119)	$(2,732)	$(8,858)
Basic and diluted net loss per common share (1)	$(0.00)	$(0.25)	$(0.32)	$(1.03)
Distributions declared per common share	$—	$0.16	$0.16	$0.16

(1) Based on the weighted average number of shares outstanding as of December 31, 2012.
NOTE 17 — SUBSEQUENT EVENTS
Completion of the Offering
As of February 25, 2014, the Company no longer accepted subscription agreements in connection with the Offering because it had received subscription agreements that allowed it to reach the maximum primary offering; however, subscription agreements received prior to the time at which the Company reaches the maximum primary offering amount, but not in good order, or subscription agreements that require additional information or are not fully funded, will be subject to review and will be processed only if shares are available. As of March 25, 2014, the Company had received $3.0 billion in gross offering proceeds through the issuance of approximately 297.3 million shares of common stock in the Offering (including shares issued pursuant to the DRIP). After the Company reaches the maximum primary offering amount, the Company intends to deregister all remaining unsold shares from the Offering. The Company will continue to issue shares of common stock pursuant to the DRIP Offering.
Credit Facility
As of March 25, 2014, the Company had $300.0 million outstanding under the Credit Facility.
Investment in Real Estate Assets
Subsequent to December 31, 2013 through March 25, 2014, the Company acquired 51 commercial real estate properties for an aggregate purchase price of $230.4 million. The acquisitions were funded with net proceeds from the Offering and available borrowings. Acquisition related expenses totaling $6.3 million were expensed as incurred.
ARCP Merger
On February 7, 2014, ARCP acquired Cole pursuant to a transaction whereby Cole merged with and into Merger Sub, with Merger Sub surviving as a wholly-owned subsidiary of ARCP. ARCP is a self-managed publicly traded Maryland corporation listed on The NASDAQ Global Select Market, focused on acquiring and owning single tenant freestanding commercial properties subject to net leases with high credit quality tenants. As a result of the ARCP Merger, ARCP indirectly owns and/or controls the Company’s external advisor, CR IV Advisors, the Company’s dealer manager, CCC, the Company’s property manager, CREI Advisors, and the Company’s sponsor, Cole Capital. Despite the indirect change of control that occurred for the Company’s advisor, dealer manager, property manager and sponsor as a result of the consummation of the ARCP Merger, such entities are expected to continue to serve in their respective capacities to the Company.
In connection with the ARCP Merger, Christopher H. Cole voluntarily resigned as a member of the board of directors and stepped down from his roles as the chairman, president and chief executive officer of the Company, effective as of February 7, 2014. This resignation was not a result of any disagreements with the Company on any matter relating to the Company’s operations, policies or practices. In connection with such resignation, the board of directors appointed Nicholas S. Schorsch as a director, chairman, president and chief executive officer of the Company effective as of February 7, 2014.

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2013	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Real Estate Held for Investment the Company Has Invested in Under Operating Leases:
24 Hour Fitness:
Fort Worth, TX	$ (g)	$1,519	$7,449	$—	$8,968	$60	9/27/2013	2008
Aaron Rents:
Hillsboro , OH	(g)	279	829	—	1,108	10	8/26/2013	2013
Academy Sports:
Valdosta, GA	5,838	2,482	5,922	—	8,404	110	5/10/2013	2012
Advance Auto:
Corydon, IN	(g)	190	1,218	—	1,408	40	10/26/2012	2012
Dearborn Heights, MI	(g)	385	1,090	—	1,475	10	8/30/2013	2013
Decatur, AL	(g)	606	1,053	—	1,659	1	12/20/2013	2012
Lake Geneva, WI	1,062	381	1,181	—	1,562	27	2/6/2013	2012
North Ridgeville, OH	(g)	218	1,284	—	1,502	56	4/13/2012	2008
Rutherfordton, NC	(g)	220	944	—	1,164	5	10/22/2013	2013
Starkville, MS	(g)	447	757	—	1,204	33	6/29/2012	2011
Auto Zone:
Philipburg, PA	(g)	152	1,304	—	1,456	51	7/27/2012	2010
Bass Pro Shop:
Tallahassee, FL	(g)	945	5,713	—	6,658	60	8/20/2013	2013
Beavercreek Shopping Center:
Beavercreek, OH	—	5,504	25,178	—	30,682	146	10/31/2013	2013
Bed Bath & Beyond/Golf Smith:
Schaumburg, IL	—	4,786	6,149	—	10,935	168	3/8/2013	1997
Benihana:
Golden Valley, MN	(g)	1,510	2,934	—	4,444	105	8/21/2012	1980
Lauderdale by the Sea, FL	(g)	2,181	2,014	—	4,195	74	8/21/2012	1791
Lombard, IL	(g)	1,390	2,343	—	3,733	100	8/21/2012	1984
Woodlands, TX	(g)	1,152	968	—	2,120	36	8/21/2012	2001
Big Lots:
San Angelo, TX	(g)	1,043	1,947	—	2,990	80	12/19/2012	1983
Waco, TX	(g)	1,069	1,326	56	2,451	56	12/10/2012	2012
Bottom Dollar Grocery:
Ambridge, PA	(g)	519	2,985	—	3,504	10	11/5/2013	2012
Buffalo Wild Wings:
Warrenville, IL	(g)	1,208	1,420	—	2,628	38	3/28/2013	2004
Woodridge, IL	(g)	1,139	1,484	—	2,623	39	3/28/2013	2005
Canton Marketplace:
Canton, GA	32,000	8,310	48,667	113	57,090	1,247	3/28/2013	2008
Canarsie Plaza:
Brooklyn, NY	75,000	37,947	71,222	361	109,530	1,876	12/5/2012	2011
Chase:
Hanover Township, NJ	(g)	2,192	—	—	2,192	—	12/18/2013	2010
Chestnut Square:
Brevard, NC	(g)	425	5,037	—	5,462	78	6/7/2013	2008

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2013	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Coosa Town Center:
Gadsden, AL	$—	$3,246	$7,799	$—	$11,045	$10	12/20/2013	2004
Cost Plus World Market:
Kansas City, MO	(g)	1,377	2,396	—	3,773	98	11/13/2012	2001
Costco:
Tallahassee, FL	5,146	9,497	—	—	9,497	—	12/11/2012	(f)
Cottonwood Commons:
Albuquerque, NM	19,250	4,986	28,881	—	33,867	349	7/19/2013	2013
Coventry Crossing:
Coventry , RI	(g)	3,462	5,899	—	9,361	49	9/12/2013	2008
Crossroads Annex:
Lafayette, LA	—	1,659	7,091	—	8,750	8	12/4/2013	2013
Crossroads Commons:
Plover, WI	(g)	1,000	4,515	—	5,515	6	12/10/2013	2012
CVS:
Arnold, MO	(g)	2,043	2,367	—	4,410	3	12/13/2013	2013
Asheville, NC	(g)	1,108	1,084	—	2,192	49	4/26/2012	1998
Austin, TX	(g)	1,076	3,475	—	4,551	4	12/13/2013	2013
Bainbridge, GA	(g)	444	1,682	47	2,173	68	6/27/2012	1998
Bloomington, IN	(g)	1,620	2,957	—	4,577	3	12/13/2013	2012
Blue Springs, MO	(g)	395	2,722	—	3,117	3	12/13/2013	2013
Bridgeton, MO	(g)	2,056	2,362	—	4,418	3	12/13/2013	2013
Cartersville, GA	—	2,547	—	—	2,547		10/22/2012	(f)
Charleston, SC	(g)	869	1,009	—	1,878	45	4/26/2012	1998
Chesapeake, VA	(g)	1,044	3,053	—	4,097	3	12/13/2013	2013
Chicago, IL	(g)	1,832	4,255	—	6,087	84	3/20/2013	2008
Cicero, IN	(g)	487	3,099	—	3,586	3	12/13/2013	2013
Corpus Christi, TX	(g)	648	2,557	—	3,205	111	4/19/2012	1998
Eminence, KY	(g)	872	2,511	—	3,383	3	12/13/2013	2013
Florence, AL	1,735	1,030	1,446	—	2,476	30	3/27/2013	2000
Goose Creek, SC	(g)	1,022	1,980	—	3,002	2	12/13/2013	2013
Greenwood, IN	(g)	912	3,549	—	4,461	41	7/11/2013	1999
Hanover Township, NJ	(g)	4,746	—	—	4,746	—	12/18/2013	2012
Hazlet, NJ	(g)	3,047	3,610	—	6,657	4	12/13/2013	2013
Honesdale, PA	(g)	1,206	3,342	—	4,548	4	12/13/2013	2013
Independence, MO	(g)	359	2,242	—	2,601	2	12/13/2013	2013
Indianapolis, IN	(g)	1,110	2,484	—	3,594	3	12/13/2013	2013
Irving, TX	(g)	745	3,034	—	3,779	94	10/5/2012	2000
Janesville, WI	(g)	736	2,545	—	3,281	3	12/13/2013	2013
Katy, TX	(g)	1,149	2,462	—	3,611	3	12/13/2013	2013
Lincoln, NE	(g)	2,534	3,014	—	5,548	3	12/13/2013	2013
London, KY	(g)	1,445	2,661	—	4,106	20	9/10/2013	2013
Middletown, NY	(g)	665	5,483	—	6,148	6	12/13/2013	2013
North Wilkesboro, NC	(g)	332	2,369	—	2,701	12	10/25/2013	1999
Poplar Bluff, MO	(g)	1,861	2,211	—	4,072	2	12/13/2013	2013

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2013	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
CVS (continued):
Salem, NH	$ (g)	$3,456	$2,351	$—	$5,807	$7	11/18/2013	2013
San Antonio, TX	(g)	1,893	1,848	—	3,741	2	12/13/2013	2013
Sand Springs, OK	(g)	1,765	2,283	—	4,048	2	12/13/2013	2013
Santa Fe, NM	(g)	2,243	4,619	—	6,862	5	12/13/2013	2013
Sedalia, MO	(g)	466	2,318	—	2,784	2	12/13/2013	2013
St. John, MO	(g)	1,546	2,601	—	4,147	3	12/13/2013	2013
Temple Hills, MD	(g)	1,817	2,989	—	4,806	22	9/30/2013	2001
Vineland, NJ	(g)	813	2,926	—	3,739	3	12/13/2013	2010
Waynesboro, VA	(g)	986	2,708	—	3,694	3	12/13/2013	2013
West Monroe, LA	(g)	1,738	2,136	—	3,874	2	12/13/2013	2013
Darien Towne Center:
Darien, IL	—	6,718	11,951	—	18,669	18	12/17/2013	1994
Decatur Commons:
Decatur, AL	(g)	2,478	9,333	—	11,811	119	7/10/2013	2004
Deltona Commons:
Deltona, FL	(g)	1,424	7,760	—	9,184	110	6/18/2013	2007
Dick’s Sporting Goods:
Oklahoma City (3rd), OK	(g)	1,198	7,838	—	9,036	233	12/21/2012	2012
Oklahoma City, OK	(g)	685	10,587	—	11,272	307	12/31/2013	2012
Dollar General:
Akron, AL	(g)	69	771	—	840	8	8/6/2013	2013
Akron, OH	(g)	112	1,099	—	1,211	4	11/1/2013	2013
Alliance, NE	(g)	97	812	—	909	17	4/9/2013	2013
Asheville, NC	—	379	753	—	1,132	12	6/17/2013	2013
Ashville, AL	666	255	677	—	932	21	12/21/2012	2012
Bainbridge, OH	(g)	106	1,175	—	1,281	10	9/13/2013	2013
Bessemer, AL	(g)	142	941	—	1,083	7	9/27/2013	2013
Bokchito, OK	(g)	59	859	—	918	22	2/27/2013	2013
Botkins, OH	(g)	130	991	—	1,121	8	9/27/2013	2013
Breaux Bridge, LA	840	225	1,007	—	1,232	31	11/30/2012	2012
Broken Bow, NE	(g)	91	878	—	969	3	11/1/2013	2013
Brownsville, TX	822	264	943	—	1,207	27	11/30/2012	2012
Clay, AL	792	305	768	—	1,073	20	2/8/2013	2012
Cleveland, TX	684	158	856	—	1,014	24	11/30/2012	2012
Columbus, OH	—	279	1,248	—	1,527	4	11/7/2013	2013
Conroe, TX	756	167	946	—	1,113	25	12/18/2012	2012
Delcambre, LA	(g)	169	1,025	—	1,194	8	9/27/2013	2013
Delhi, LA	(g)	301	1,033	—	1,334	10	8/9/2013	2013
Deridder (Hwy 26), LA	(g)	135	923	—	1,058	7	9/27/2013	2013
Deridder (Hwy 190), LA	(g)	176	905	—	1,081	9	8/9/2013	2013
Des Moines, IA	(g)	166	943	—	1,109	10	8/9/2013	2012
Dundee, MI	(g)	296	1,047	—	1,343	3	11/26/2013	2013
Fred, TX	—	93	929	—	1,022	1	12/19/2013	2013

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2013	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Dollar General (continued):
Fort Valley, GA	$ (g)	$514	$2,436	$—	$2,950	$32	7/9/2013	2013
Geneva, AL	738	204	815	—	1,019	25	12/21/2012	2012
Greenwell Springs, LA	870	444	841	—	1,285	26	11/30/2012	2012
Groveport, OH	822	416	813	—	1,229	19	3/15/2013	2012
Hanceville, AL	2,029	1,232	1,488	—	2,720	51	11/21/2012	2012
Harvest, AL	684	261	691	—	952	22	12/21/2012	2012
Homeworth, OH	(g)	110	1,057	—	1,167	6	10/18/2013	2013
Houston, TX	966	311	1,102	—	1,413	30	12/18/2012	2012
Houston (Gears), TX	(g)	255	1,393	—	1,648	7	10/18/2013	2013
Huntsville, AL	768	177	847	—	1,024	26	12/21/2012	2012
Independence, MO	828	170	1,072	—	1,242	30	12/18/2012	2012
Kansas City (Oak), MO	(g)	283	1,068	—	1,351	6	10/18/2013	2013
Kansas City (Troost), MO	(g)	233	1,054	—	1,287	4	11/1/2013	2013
Kearney, NE	(g)	141	851	—	992	3	11/20/2013	2013
Kinston, AL	642	170	719	—	889	23	12/21/2012	2012
Lake Charles (Broad), LA	(g)	146	989	—	1,135	10	8/9/2013	2013
Leicester, NC	(g)	134	800	—	934	12	6/17/2013	2013
Lima, OH	810	156	1,040	—	1,196	30	11/30/2012	2012
Linden, AL	(g)	317	746	—	1,063	9	7/11/2013	2013
Loveland, OH	(g)	241	1,065	—	1,306	1	12/12/2013	2013
Lubbock, TX	744	468	641	—	1,109	19	12/18/2012	2012
Manhattan, KS	(g)	194	921	—	1,115	3	11/20/2013	2013
Mansfield, OH	(g)	72	1,226	—	1,298	1	12/12/2013	2013
Maynardville, TN	750	239	754	—	993	26	11/30/2012	2012
Mobile (Newman), AL	(g)	139	1,005	—	1,144	6	10/18/2013	2013
Mobile (Schillinger), AL	(g)	410	1,059	—	1,469	16	6/17/2013	2013
Monroeville, OH	(g)	131	1,069	—	1,200	6	10/4/2013	2013
Nashville , GA	2,088	215	2,533	—	2,748	57	3/1/2013	2013
Navarre, OH	(g)	153	1,005	—	1,158	8	9/27/2013	2013
New Philadelphia, OH	(g)	129	1,100	—	1,229	8	9/27/2013	2013
New Washington, OH	(g)	99	975	—	1,074	8	9/13/2013	2013
Newark, OH	792	222	946	—	1,168	22	3/15/2013	2012
North Lewisburg, OH	(g)	59	1,008	—	1,067	4	11/22/2013	2013
Opelousas, LA	(g)	92	947	—	1,039	5	10/4/2013	2013
Oxford, AL	(g)	465	783	—	1,248	5	10/18/2013	2013
Park Hill, OK	(g)	91	887	—	978	23	1/4/2013	2012
Phenix City, AL	(g)	331	718	—	1,049	11	6/17/2013	2013
Piedmont, AL	1980	1,036	1,579	—	2,615	55	11/21/2012	2012
Pike Road, AL	(g)	477	772	—	1,249	8	8/21/2013	2013
Plain City, OH	(g)	187	1,097	—	1,284	4	11/26/2013	2013
Port Clinton, OH	(g)	120	1,070	—	1,190	3	11/22/2013	2013
Pueblo, CO	(g)	144	909	—	1,053	22	1/4/2013	2012

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2013	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Dollar General (continued):
Ragley, LA	$ (g)	$196	$877	$—	$1,073	$9	8/9/2013	2013
Rayne, LA	702	125	910	—	1,035	26	12/18/2012	2012
Seale, AL	(g)	259	767	—	1,026	4	10/28/2013	2013
Seminole, AL	(g)	175	829	—	1,004	10	7/15/2013	2013
Spring, TX	(g)	277	1,132	—	1,409	9	9/30/2013	2013
Springfield, OH	(g)	125	1,000	—	1,125	8	9/27/2013	2013
St. Louis, MO	—	229	1,102	—	1,331	1	12/31/2013	2013
Superior, NE	(g)	230	917	—	1,147	3	11/26/2013	2013
Temple, GA	(g)	200	917	—	1,117	15	5/15/2013	2013
Theodore, AL	(g)	248	763	—	1,011	13	5/15/2013	2013
Thibodaux, LA	(g)	211	1,083	—	1,294	8	9/27/2013	2013
Toney, AL	642	86	792	—	878	19	3/21/2013	2012
Wakefield, KS	(g)	78	929	—	1,007	7	9/30/2013	2013
Weston, MO	(g)	117	1,012	—	1,129	12	7/17/2013	2013
Whitehouse, OH	(g)	134	1,144	—	1,278	6	10/18/2013	2013
Whitwell, TN	870	159	1,035	—	1,194	35	11/30/2012	2012
Wilmer, AL	(g)	99	775	—	874	8	8/5/2013	2013
Woodville, OH	786	169	1,009	—	1,178	25	2/8/2013	2013
Yatesville, GA	666	120	797	—	917	19	3/25/2013	2013
Dollar Tree/Petco:
Humble, TX	(g)	720	2,543	—	3,263	65	2/11/2013	2011
Earth Fare:
Huntersville, NC	3,183	1,439	2,973	—	4,412	73	2/28/2013	2011
East Manchester Village Center:
Manchester, PA	—	2,517	12,672	20	15,209	15	12/19/2013	2009
Emerald Place:
Greenwood, SC	(g)	2,042	9,942	—	11,984	144	6/28/2013	2012
Evergreen Marketplace:
Evergreen Park, IL	(g)	2,823	6,239	—	9,062	59	9/6/2013	2013
Fairview Village:
Cary, NC	(g)	2,476	3,557	88	6,121	105	12/21/2012	2010
Family Dollar:
Bessemer, AL	—	201	1,043	—	1,244	1	12/27/2013	2013
Birmingham, AL	—	500	831	—	1,331	1	12/27/2013	2013
Brooksville, FL	—	206	791	—	997	1	12/18/2013	2013
Ft. Lauderdale, FL	—	443	1,361	—	1,804	1	12/18/2013	2013
Irvington, AL	—	217	814	—	1,031	1	12/27/2013	2013
Taft, CA	—	255	1,422	—	1,677	14	8/23/2013	2013
Tampa (Cragmont), FL	—	563	737	—	1,300	1	12/18/2013	2013
Tampa (Forest), FL	—	482	920	—	1,402	1	12/18/2013	2013
Tuscaloosa, AL	—	534	817	—	1,351	1	12/27/2013	2013
Fargo Plaza:
Fargo, ND	(g)	2,097	4,774	378	7,249	97	5/30/2013	2013

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2013	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Food 4 Less:
Atwater, CA	$ (g)	$1,383	$5,271	$—	$6,654	$19	11/27/2013	2002
Fourth Creek Landing:
Stateville, NC	5,700	1,375	7,795	—	9,170	211	3/26/2013	2012
Gold’s Gym:
Corpus Christi, TX	(g)	1,498	6,346	—	7,844	136	3/6/2013	2006
Golden Corral:
Garland, TX	(g)	1,255	2,435	—	3,690	85	9/21/2012	2012
Houston, TX	(g)	1,375	2,350	—	3,725	67	12/12/2012	2012
Goodyear:
Pooler, GA	(g)	569	1,484	—	2,053	23	6/18/2013	2008
Hancock Village:
Chesterfield, VA	15,000	8,874	17,287	96	26,257	344	5/23/2013	2009
Haverty Furniture:
Midland, TX	(g)	709	1,294	—	2,003	20	8/7/2013	2012
HEB Center:
Waxahachie, TX	(g)	3,465	7,952	264	11,681	322	6/27/2012	1997
Hickory Flat Commons:
Canton, GA	(g)	4,482	13,174	—	17,656	416	12/18/2012	2008
Hobby Lobby:
Lewisville, TX	(g)	2,184	8,977	—	11,161	31	11/26/2013	2013
Mooresville, NC	(g)	869	4,249	—	5,118	167	11/30/2012	2012
Home Depot:
North Canton, OH	(g)	2,203	12,012	—	14,215	338	12/20/2012	1998
Plainwell, MI	(g)	521	11,905	—	12,426	189	5/16/2013	2002
Kirklands:
Jonesboro, AR	(g)	696	1,990	—	2,686	56	11/27/2012	2012
Kohl’s:
Cedar Falls, IA	(g)	1,600	5,796	—	7,396	164	12/7/2012	2001
Hutchinson, KS	(g)	3,290	—	—	3,290	—	10/19/2012	(f)
Kroger:
Whitehall, OH	(g)	581	6,628	—	7,209	8	12/16/2013	1994
Kum & Go:
Bentonville (Central), AR	(g)	916	1,864	—	2,780	31	5/3/2013	2011
Fairfield, IA	(g)	422	1,913	—	2,335	32	5/3/2013	2011
Mount Vernon, MO	(g)	708	1,756	—	2,464	29	5/3/2013	2010
Urbandale, IA	(g)	722	1,658	—	2,380	28	5/3/2013	2010
L.A. Fitness:
Bloomfield Township, MI	(g)	2,287	10,075	—	12,362	154	6/21/2013	2008
Garland, TX	—	2,005	6,861	—	8,866	7	12/20/2013	2013
Houston, TX	(g)	5,764	5,994	—	11,758	46	9/30/2013	2013
Mesa, AZ	(g)	1,353	7,730	20	9,103	135	5/8/2013	2010
Ocoee, FL	(g)	1,173	6,876	—	8,049	72	8/8/2013	2008
Riverside, CA	(g)	2,557	9,951	—	12,508	100	8/2/2013	2010

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2013	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Logan’s Roadhouse:
Bristol, VA	$ (g)	$991	$2,560	$—	$3,551	$68	1/29/2013	2001
Lancaster, TX	(g)	1,203	1,620	—	2,823	53	10/23/2012	2011
Martinsburg, WV	(g)	925	2,183	—	3,108	12	10/29/2013	2010
Opelika, AL	(g)	836	1,508	—	2,344	50	10/23/2012	2005
Sanford, FL	(g)	1,031	1,807	—	2,838	60	10/23/2012	1999
Troy, OH	(g)	992	1,577	—	2,569	51	10/23/2012	2011
Lowe’s:
Adrian, MI	(g)	2,604	5,036	—	7,640	51	9/27/2013	1996
Columbia, SC	(g)	3,943	6,353	—	10,296	50	9/12/2013	1994
Oxford, AL	(g)	1,668	7,622	386	9,676	125	6/28/2013	1999
Tuscaloosa, AL	(g)	4,908	4,786	—	9,694	28	10/29/2013	1993
Zanesville, OH	(g)	2,161	8,375	—	10,536	9	12/11/2013	1995
Market Heights Shopping Center:
Harker Heights, TX	47,000	12,888	64,105	—	76,993	261	11/25/2013	2012
Marketplace at the Lakes:
West Covina, CA	(g)	10,020	8,664	1	18,685	132	9/30/2013	1994
Matteson Center:
Matteson, IL	(g)	1,243	17,427	—	18,670	74	11/22/2013	2003
Mattress Firm:
Brunswick, GA	(g)	343	1,040	—	1,383	11	8/29/2013	2012
Jonesboro, AR	(g)	729	1,194	—	1,923	49	10/5/2012	2012
Pineville, NC	(g)	1,557	1,198	—	2,755	44	10/29/2012	2000
Michael’s:
Bowling Green, KY	(g)	587	1,992	—	2,579	69	11/20/2012	2012
National Tire & Battery:
Cedar Hill, TX	(g)	469	1,951	—	2,420	52	12/18/2012	2006
Fort Worth, TX	(g)	936	1,234	—	2,170	12	8/23/2013	2005
Frisco, TX	(g)	844	1,608	—	2,452	16	8/23/2013	2007
Montgomery, IL	(g)	516	2,494	—	3,010	62	1/15/2013	2007
Natural Grocers:
Denton, TX	(g)	1,326	3,134	—	4,460	38	7/24/2013	2012
Lubbock, TX	(g)	1,093	3,621	—	4,714	66	4/22/2013	2013
Nordstrom Rack:
Tampa, FL	(g)	3,371	6,402	—	9,773	341	4/16/2012	2010
O’Reilly Automotive:
Brownfield, TX	(g)	22	835	—	857	36	5/8/2012	2012
Columbus, TX	(g)	260	757	—	1,017	31	5/8/2012	2011
Park Place:
Enterprise, AL	(g)	931	8,595	—	9,526	84	8/30/2013	2012
Pep Boys:
Clermont, FL	(g)	799	1,993	—	2,792	30	6/26/2013	2013
Oviedo, FL	(g)	669	2,172	—	2,841	13	10/4/2013	2013
Petsmart:
Baton Rouge, LA	2,509	651	2,968	113	3,732	109	10/11/2012	1999

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2013	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Petsmart (continued):
Commerce Township, MI	$ (g)	$539	$1,960	$—	$2,499	$53	3/28/2013	1996
Eden Prairie, MN	(g)	1,279	2,030	—	3,309	13	10/1/2013	2007
Edmond, OK	(g)	816	3,266	—	4,082	83	1/23/2013	1998
North Fayette Township, PA	(g)	1,615	1,503	—	3,118	25	6/7/2013	1997
Overland Park, KS	(g)	2,025	2,181	—	4,206	12	10/1/2013	1996
Taylor, MI	(g)	331	2,438	—	2,769	45	6/7/2013	1997
Tucson, AZ	(g)	1,114	2,771	—	3,885	11	11/8/2013	2000
Wilkesboro, NC	(g)	447	1,710	—	2,157	79	4/13/2012	2011
Petsmart/Old Navy:
Reynoldsburg, OH	(g)	1,295	4,077	—	5,372	127	12/14/2012	2012
Pick’N Save:
Sheboygan, WI	(g)	2,003	10,695	—	12,698	365	9/6/2012	2012
South Milwaukee, WI	(g)	1,126	5,706	—	6,832	19	11/6/2013	2005
Popular Springs Plaza:
Duncan, SC	(g)	1,862	5,277	149	7,288	92	5/24/2013	1995
Quick Chek:
Kingston , NY	(g)	831	5,783	—	6,614	92	5/31/2013	2008
Lake Katrine, NY	(g)	1,507	4,569	—	6,076	71	5/31/2013	2008
Middletown (Main), NY	(g)	1,335	5,732	—	7,067	92	5/31/2013	2008
Middletown, NY	(g)	1,297	5,963	—	7,260	95	5/31/2013	2009
Middletown, NY	(g)	1,437	4,656	—	6,093	75	5/31/2013	2007
Sagerties, NY	(g)	1,242	5,372	—	6,614	86	5/31/2013	2009
Regent Towne Center:
Fort Mill, SC	(g)	1,455	5,063	—	6,518	86	6/13/2013	2007
Rite Aid:
Columbia, SC	(g)	854	2,281	—	3,135	3	12/3/2013	2008
Ross:
Fort Worth, TX	(g)	1,273	3,157	—	4,430	108	10/4/2012	1977
Shoppes at Lake Andrew:
Melbourne, FL	—	3,921	16,831	—	20,752	24	12/31/2013	2003
Spinx:
Simpsonville, SC	(g)	591	969	—	1,560	23	1/24/2013	2012
Sprouts:
Bixby, OK	(g)	1,320	7,117	—	8,437	84	7/26/2013	2013
Stripes:
Brownsville, TX	(g)	210	2,386	—	2,596	96	8/30/2012	2007
Brownwood, TX	(g)	484	3,086	—	3,570	120	8/30/2012	2005
McAllen, TX	(g)	604	1,909	—	2,513	89	8/30/2012	2007
Midland, TX	(g)	620	5,551	—	6,171	199	8/30/2012	2002
Mission, TX	(g)	215	2,170	—	2,385	88	8/30/2012	2006
Odessa, TX	(g)	569	4,940	—	5,509	176	8/30/2012	1998
Summerfield Crossing:
Riverview, FL	(g)	6,130	6,753	—	12,883	87	7/12/2013	2009

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2013	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Sunbelt Rentals:
Canton, OH	$ (g)	$147	$1,679	$—	$1,826	$12	10/24/2013	2013
Sunoco:
Cocoa, FL	(g)	625	1,062	—	1,687	19	4/12/2013	1987
Mangonia Park, FL	(g)	689	600	—	1,289	11	4/12/2013	1999
Merritt Island, FL	(g)	610	1,123	—	1,733	20	4/12/2013	1986
Palm Beach Gardens, FL	(g)	1,050	2,667	—	3,717	47	4/12/2013	2009
Palm City, FL	(g)	667	1,698	—	2,365	30	4/12/2013	2011
Palm Springs, FL	(g)	580	1,907	—	2,487	34	4/12/2013	2011
Sebastian, FL	(g)	490	2,128	—	2,618	38	4/12/2013	2009
Titusville, FL	(g)	626	2,534	—	3,160	45	4/12/2013	2009
West Palm Beach, FL	(g)	637	443	—	1,080	8	4/12/2013	1977
Sunoco Center:
Titusville (Sisson), FL	(g)	799	587	—	1,386	11	4/12/2013	1986
The Market at Polaris:
Columbus, OH	—	11,828	41,702	—	53,530	50	12/6/2013	2005
The Marquis:
Williamsburg, VA	8,556	2,615	11,406	—	14,021	406	9/21/2012	2007
The Plant:
San Jose, CA	123,000	67,596	108,203	18	175,817	2,395	4/15/2013	2008
Tire Kingdom:
Tarpon Springs, FL	(g)	427	1,458	—	1,885	42	11/30/2012	2003
TJ Maxx/Dollar Tree:
Oxford, OH	(g)	641	2,673	—	3,314	57	5/20/2013	2013
Tractor Supply:
Ashland, VA	(g)	500	2,696	—	3,196	9	11/22/2013	2013
Cambridge, MN	(g)	807	1,272	—	2,079	64	5/14/2012	2012
Canon City, CO	(g)	597	2,527	—	3,124	71	11/30/2012	2012
Lumberton, NC	—	611	2,007	—	2,618	36	5/24/2013	2013
Monticello, FL	(g)	448	1,916	—	2,364	30	6/20/2013	2013
Newnan, GA	(g)	1,182	1,950	—	3,132	60	11/6/2012	2009
Petersburg, VA	(g)	514	2,439	—	2,953	14	10/7/2013	2013
South Hill, VA	(g)	630	2,179	—	2,809	32	6/24/2013	2011
Spencer, WV	1,659	455	2,187	—	2,642	70	11/20/2012	2012
Stuttgart, AR	1,543	47	2,519	—	2,566	47	4/5/2013	2013
Weaverville, NC	(g)	867	3,138	—	4,005	25	9/13/2013	2006
Woodward, OK	(g)	446	1,973	—	2,419	7	11/19/2013	2013
Trader Joe’s:
Asheville, NC	(g)	2,770	3,766	—	6,536	22	10/22/2013	2013
Columbia, SC	(g)	2,308	2,597	—	4,905	60	3/28/2013	2012
Wilmington, NC	(g)	2,016	2,519	—	4,535	45	6/27/2013	2012
University Marketplace:
Marion, IN	(g)	850	6,722	—	7,572	182	3/22/2013	2012
Wal-Mart:
Perry, GA	(g)	2,270	11,053	—	13,323	170	6/4/2013	1999

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2013	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Wal-Mart (continued):
Tallahassee, FL	$8,157	$14,823	$—	$—	$14,823	$—	12/11/2012	(f)
York, SC	(g)	1,913	11,410	—	13,323	174	6/4/2013	1998
Walgreens:
Andover, KS	(g)	630	3,057	—	3,687	19	10/18/2013	2001
Austintown, OH	(g)	637	4,173	—	4,810	40	8/19/2013	2002
Birmingham, AL	(g)	985	4,938	—	5,923	89	4/9/2013	2012
Blair, NE	2,466	335	3,544	—	3,879	154	4/18/2012	2008
Connelly Springs, NC	(g)	1,349	3,628	—	4,977	35	8/27/2013	2012
Cullman, AL	3,542	1,292	3,779	—	5,071	85	2/22/2013	2012
Danville, VA	(g)	989	4,547	—	5,536	127	12/21/2012	2012
Dearborn Heights, MI	(g)	2,236	3,411	—	5,647	40	7/9/2013	2008
Fort Madison, IA	(g)	514	3,723	—	4,237	28	9/20/2013	2008
Hazelwood, MO	(g)	2,505	4,866	—	7,371	36	9/4/2013	2006
Hickory, NC	(g)	1,100	4,241	—	5,341	96	2/28/2013	2009
Hockessin, DE	(g)	1,586	3,555	—	5,141	4	12/20/2013	2008
Huntsville, AL	3,273	1,931	2,456	—	4,387	54	3/15/2013	2001
Kannapolis, NC	(g)	1,480	5,031	—	6,511	70	6/12/2013	2012
Las Vegas, NV	(g)	2,325	3,262	—	5,587	25	9/26/2013	1999
Lawton, OK	(g)	860	2,539	—	3,399	30	7/3/2013	1998
Lubbock (82nd), TX	(g)	565	3,257	—	3,822	100	10/11/2012	2000
Lubbock (Indiana), TX	—	531	2,951	—	3,482	90	10/11/2012	1998
Mobile, AL	(g)	1,603	3,161	—	4,764	10	11/7/2013	2013
Montgomery, AL	(g)	1,110	2,949	—	4,059	125	5/14/2012	2006
Phoenix, AZ	(g)	2,216	1,830	—	4,046	39	3/22/2013	2001
Pine Bluff, AR	(g)	248	5,228	—	5,476	39	9/17/2013	2012
Springdale, AR	(g)	1,172	4,509	—	5,681	24	10/7/2013	2012
Springfield, IL	(g)	830	3,618	—	4,448	151	5/14/2012	2007
Suffolk, VA	(g)	1,261	3,461	—	4,722	152	5/14/2012	2007
Walgreens/KeyBank:
Newburgh, NY	(g)	3,280	5,441	—	8,721	40	9/16/2013	2010
Wallace Commons:
Salisbury, NC	7,590	3,265	8,057	—	11,322	225	12/31/2012	2009
Warrenton Highlands:
Warrenton, OR	(g)	2,139	5,774	—	7,913	116	5/29/2013	2011
Waterford South Park:
Clarksville, IN	(g)	2,946	8,564	—	11,510	200	4/12/2013	2006
Wawa:
Cape May, NJ	(g)	1,576	5,789	—	7,365	206	8/29/2012	2005
Galloway, NJ	(g)	1,724	6,105	—	7,829	217	8/29/2012	2005
Westover Market:
San Antonio, TX	(g)	2,705	7,959	—	10,664	110	7/10/2013	2013
Woods Supermarket:
Sunrise Beach, MO	(g)	1,044	5,006	—	6,050	38	9/13/2013	2013
	$396,946	$537,655	$1,420,943	$2,110	$1,960,708

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

(a) As of December 31, 2013, the Company owned 292 single-tenant, freestanding retail properties and 45 multi-tenant retail properties.

(b) The aggregate cost for federal income tax purposes was $2.2 billion.

(c) The following is a reconciliation of total real estate carrying value for the years ended December 31 (in thousands):

	2013	2012
Balance, beginning of period	$464,539	$—
Additions
Acquisitions	1,494,171	464,426
Improvements	1,998	113
Total additions	$1,496,169	$464,539
Deductions
Cost of real estate sold	—	—
Adjustment to basis	—	—
Other (including provisions for impairment of real estate assets)	—	—
Total deductions	—	—
Balance, end of period	$1,960,708	$464,539

(d) The following is a reconciliation of accumulated depreciation for the years ended December 31 (in thousands):

	2013	2012
Balance, beginning of period	$1,743	$—
Additions
Acquisitions - Depreciation Expense for Building, Acquisitions Costs & Tenant Improvements Acquired	21,624	1,743
Improvements - Depreciation Expense for Tenant Improvements and Building Equipment	10	—
Total additions	$21,634	$1,743
Deductions
Cost of real estate sold	—	—
Other (including provisions for impairment of real estate assets)	—	—
Total deductions	—	—
Balance, end of period	$23,377	$1,743

(e) The Company’s assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, tenant improvements are amortized over the respective lease term and buildings are depreciated over 40 years.

(f) Subject to ground lease and therefore date constructed is not applicable.

(g) Property is included in the Credit Facility’s borrowing base. As of December 31, 2013, the Company had $300.0 million outstanding under the Credit Facility.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 28th day of March 2014.

Cole Credit Property Trust IV, Inc.

By:	/s/ D. KIRK MCALLASTER, JR.
D. Kirk McAllaster, Jr.
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ NICHOLAS S. SCHORSCH	Chairman, Chief Executive Officer and President	March 28, 2014
Nicholas S. Schorsch	(Principal Executive Officer)

/s/ D. KIRK MCALLASTER, JR.	Executive Vice President, Chief Financial Officer and	March 28, 2014
D. Kirk McAllaster, Jr.	Treasurer (Principal Financial Officer)

/s/ SIMON J. MISSELBROOK	Senior Vice President of Accounting	March 28, 2014
Simon J. Misselbrook	(Principal Accounting Officer)

/s/ LAWRENCE S. JONES	Director	March 28, 2014
Lawrence S. Jones

/s/ J. MARC MYERS	Director	March 28, 2014
J. Marc Myers

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

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

4.1	Form of Initial Subscription Agreement (Incorporated by reference to Exhibit 4.1 to the Company’s post-effective amendment to Form S-11 (File No. 333-169533), filed January 10, 2014).
4.2	Form of Additional Subscription Agreement (Incorporated by reference to Exhibit 4.2 to the Company’s post-effective amendment to Form S-11 (File No. 333-169533), filed January 10, 2014).
4.3	Alternative Form of Initial Subscription Agreement (Incorporated by reference to Exhibit 4.3 to the Company’s post-effective amendment to Form S-11 (File No. 333-169533), filed January 10, 2014).
4.4
Form of Initial Subscription Agreement (Alabama Investors) (Incorporated by reference to Exhibit 4.4 to the Company’s post-effective amendment to Form S-11 (File No. 333-169533), filed January 10, 2014).

4.5
Form of Additional Subscription Agreement (Alabama Investors) (Incorporated by reference to Exhibit 4.5 to the Company’s post-effective amendment to Form S-11 (File No. 333-169533), filed January 10, 2014).

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

10.3	Distribution Reinvestment Plan (Incorporated by reference to Exhibit 10.3 to the Company’s post-effective amendment to Form S-11 (File No. 333-169533), filed on January 10, 2014).
10.4
Purchase and Sale Agreement, dated April 13, 2012, between Cole Operating Partnership IV, LP and Series C, LLC to purchase 100% of the membership interests in Cole AA North Ridgeville OH, LLC (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 333-169533), filed effective May 15, 2012).

10.5
Purchase and Sale Agreement, dated April 13, 2012, between Cole Operating Partnership IV, LP and Series C, LLC to purchase 100% of the membership interests in Cole PM Wilkesboro NC, LLC (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 333-169533), filed effective May 15, 2012).

10.6
Subordinate Promissory Note, dated April 13, 2012, by Cole Credit Property Trust IV, Inc. payable to Series C, LLC (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 333-169533), filed effective May 15, 2012).

10.7
Purchase and Sale Agreement by and between Cole NR Tampa FL, LLC, and VNO TRU Dale Mabry LLC, pursuant to an Assignment of Purchase and Sale Agreement dated April 16, 2012 (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 333-169533), filed effective May 15, 2012).

10.8
Purchase Agreement and Escrow Instructions by and between Cole WG Blair NE, LLC, and Village Development — Blair, LLC, pursuant to an Assignment of Purchase and Sale Agreement dated April 18, 2012 (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No. 333-169533), filed effective May 15, 2012).

Exhibit No.	Description
10.9
Purchase Agreement and Escrow Instructions by and between Cole CV Corpus Christi TX, LLC, and Deborah May-Buffum, Trustee of the Betty Upham Gouraud Trust, pursuant to an Assignment of Purchase and Sale Agreement dated April 19, 2012 (Incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (File No. 333-169533), filed effective May 15, 2012).

10.10
Master Purchase Agreement and Escrow Instructions between Cole CV Charleston SC, LLC, Cole CV Asheville NC, LLC, SC Charleston Investors I, LLC, and NC Asheville Investors I, LLC, pursuant to an Assignment of Purchase and Sale Agreement dated April 26, 2012 (Incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q (File No. 333-169533), filed effective May 15, 2012).

10.11
First Amendment of Advisory Agreement by and between Cole Credit Property Trust IV, Inc. and Cole REIT Advisors IV, LLC, dated February 23, 2012 (Incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q (File No. 333-169533), filed effective May 15, 2012).

10.12
Amended and Restated Escrow Agreement by and among Cole Credit Property Trust IV, Inc., Cole Capital Corporation and UMB Bank N.A., dated February 2, 2012 (Incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q (File No. 333-169533), filed effective May 15, 2012).

10.13
Master Purchase Agreement and Escrow Instructions by and between Cole WG Montgomery AL, LLC, Cole WG Springfield IL, LLC, Cole WG Suffolk VA, LLC, and MGH ACQ LLC, pursuant to an Assignment of Purchase and Sale Agreement dated May 11, 2012 (Incorporated by reference to Exhibit 10.15 to the Company’s post-effective amendment to Form S-11 (File No. 333-169533), filed July 13, 2012).

10.14
Purchase and Sale Agreement by and between Cole MT Waxahachie TX, LLC and Lincoln Waxahachie, Ltd., pursuant to an Assignment of Purchase and Sale Agreement dated June 27, 2012 (Incorporated by reference to Exhibit 10.16 to the Company’s post-effective amendment to Form S-11 (File No. 333-169533), filed July 13, 2012).

10.15
Agreement for Sale and Purchase by and between Cole BN Golden Valley MN, LLC, Cole BN Lauderdale FL, LLC, Cole BN Lombard IL, LLC, Cole BN Woodlands TX, LLC, The Samurai, Inc., Benihana National of Florida Corp., Benihana Lombard Corp. and Benihana Woodlands Corp., dated August 3, 2012 (Incorporated by reference to Exhibit 10.18 to the Company’s post-effective amendment to Form S-11 (File No. 333-169533), filed October 10, 2012).

10.16
Master Purchase Agreement and Escrow Instructions by and between Cole WW Cape May NJ, LLC, Cole WW Galloway NJ, LLC, Cape May CS Associates, LLC and Galloway CS Associates, LLC, pursuant to two separate Partial Assignment of Master Agreement and Escrow Instructions each dated August 29, 2012 (Incorporated by reference to Exhibit 10.19 to the Company’s post-effective amendment to Form S-11 (File No. 333-169533), filed October 10, 2012).

10.17
Master Purchase Agreement and Escrow Instructions by and between Cole VS Brownsville TX, LLC, Cole VS Mission TX, LLC, Cole VS McAllen TX, LLC, Cole VS Odessa (42nd) TX, LLC, Cole VS Midland TX, LLC, Cole VS Brownwood TX, LLC, NNN Retail Properties Fund Sub I LLC and NNN Retail Properties Fund Sub II LLC, pursuant to six separate Partial Assignment of Master Agreement and Escrow Instructions each dated August 30, 2012 (Incorporated by reference to Exhibit 10.20 to the Company’s post-effective amendment to Form S-11 (File No. 333-169533), filed October 10, 2012).

10.18
Purchase and Sale Agreement by and between Cole MT Brooklyn NY, LLC and Canarsie Plaza, LLC, pursuant to an Assignment of Purchase and Sale Agreement dated November 26, 2012 (Incorporated by reference to Exhibit 10.21 to the Company’s post-effective amendment to Form S-11 (File No. 333-169533), filed on January 10, 2013).

10.19
Loan Agreement by and between Cole MT Brooklyn NY, LLC, as borrower and PNC Bank, National Association, as lender dated December 5, 2012 (Incorporated by reference to Exhibit 10.22 to the Company’s post-effective amendment to Form S-11 (File No. 333-169533), filed on January 10, 2013).

10.20
Purchase Agreement by and between Cole CCPT IV Acquisitions, LLC and WPV San Jose, LLC, dated January 18, 2013. (Incorporated by reference to Exhibit 10.24 to the Company’s post-effective amendment to Form S-11 (File No. 333-169533), filed on April 10, 2013).

10.21
Fourth Amendment to Purchase Agreement by and between Cole CCPT IV Acquisitions, LLC and WPV San Jose, LLC, dated February 12, 2013. (Incorporated by reference to Exhibit 10.25 to the Company’s post-effective amendment to Form S-11 (File No. 333-169533), filed on April 10, 2013).

10.22
Loan Agreement dated April 15, 2013 between Cole MT San Jose CA, LP as Borrower and Wells Fargo Bank, National Association as Lender (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 333-169533), filed on May 14, 2013).

10.23
Amended and Restated Credit Agreement, dated as of August 15, 2013, among Cole Operating Partnership IV, LP , as the borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Bank of America, N.A. and U.S. Bank National Association as Co-Syndication Agents, Capital One, N.A., Regions Bank, Wells Fargo Bank, National Association and PNC Bank, National Association as Co-Documentation Agents and the other lenders party thereto (Incorporated by reference to Exhibit 10.29 to the Company’s post-effective amendment to Form S-11 (File No. 333-169533), filed on October 10, 2013).

Exhibit No.	Description
21.1	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 to the Company’s post-effective amendment to Form S-11 (File No. 333-169533), filed on April 10, 2013).
23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
31.1*	Certifications of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**
Certifications of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

***
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act is deemed not filed for purposes of Section 18 of the Exchange, and otherwise is not subject to liability under these sections.