Form 10-Q
period 2014-03-31
COLE CREDIT PROPERTY TRUST IV, INC.
filed 2014-05-15
CIK 1498547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 12, 2014, there were 298.8 million shares of common stock, par value $0.01, of Cole Credit Property Trust IV, Inc. outstanding.

COLE CREDIT PROPERTY TRUST IV, INC.

PART I — FINANCIAL INFORMATION
Item 1.      FINANCIAL STATEMENTS
COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
 (in thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
ASSETS
Investment in real estate assets:
Land	$612,041	$537,714
Buildings and improvements, less accumulated depreciation of $34,285 and $23,377, respectively	1,574,060	1,399,617
Intangible lease assets, less accumulated amortization of $21,386 and $14,498, respectively	268,601	246,601
Total investment in real estate assets, net	2,454,702	2,183,932
Investment in unconsolidated joint venture	19,205	19,124
Total investment in real estate and related assets, net	2,473,907	2,203,056
Cash and cash equivalents	823,667	300,574
Restricted cash	5,186	8,193
Rents and tenant receivables, less allowance for doubtful accounts of $77 and $50, respectively	17,416	14,440
Property escrow deposits, prepaid expenses and other assets	8,659	10,942
Deferred financing costs, less accumulated amortization of $4,357 and $3,580, respectively	14,377	14,444
Total assets	$3,343,212	$2,551,649
LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and credit facility	$747,803	$696,946
Accounts payable and accrued expenses	13,309	12,675
Escrowed investor proceeds	1,169	5,147
Due to affiliates	3,086	7,512
Acquired below market lease intangibles, less accumulated amortization of $3,397 and $2,237, respectively	42,953	37,485
Distributions payable	15,769	10,569
Deferred rental income and other liabilities	12,083	12,859
Total liabilities	836,172	783,193
Commitments and contingencies
Redeemable common stock	45,818	26,484
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 490,000,000 shares authorized, 297,116,547 and 211,026,672 shares issued and outstanding, respectively	2,971	2,110
Capital in excess of par value	2,607,451	1,850,702
Accumulated distributions in excess of earnings	(146,277)	(108,588)
Accumulated other comprehensive loss	(2,923)	(2,252)
Total stockholders’ equity	2,461,222	1,741,972
Total liabilities and stockholders’ equity	$3,343,212	$2,551,649
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
 (in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2014	2013
Revenues:
Rental and other property income	$44,272	$10,520
Tenant reimbursement income	7,279	885
Total revenue	51,551	11,405
Expenses:
General and administrative expenses	2,521	995
Property operating expenses	7,980	1,037
Advisory fees and expenses	4,800	1,189
Acquisition related expenses	8,633	5,639
Depreciation	10,908	2,431
Amortization	6,145	1,169
Total operating expenses	40,987	12,460
Operating income (loss)	10,564	(1,055)
Other expense:
Interest expense and other	(7,618)	(2,740)
Net income (loss)	$2,946	$(3,795)
Weighted average number of common shares outstanding:
Basic and diluted	263,167,261	37,467,360
Net income (loss) per common share:
Basic and diluted	$0.01	$(0.10)
Distributions declared per common share	$0.15	$0.15
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (in thousands)

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$2,946	$(3,795)
Other comprehensive loss:
Unrealized loss on interest rate swaps	(671)	—
Total comprehensive income (loss)	$2,275	$(3,795)
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
 (in thousands, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2014	211,026,672	$2,110	$1,850,702	$(108,588)	$(2,252)	$1,741,972
Issuance of common stock	86,210,629	862	857,217	—	—	858,079
Distributions to investors	—	—	—	(40,635)	—	(40,635)
Commissions on stock sales and related dealer manager fees	—	—	(72,697)	—	—	(72,697)
Other offering costs	—	—	(7,261)	—	—	(7,261)
Redemptions of common stock	(120,754)	(1)	(1,176)	—	—	(1,177)
Changes in redeemable common stock	—	—	(19,334)	—	—	(19,334)
Comprehensive income (loss)	—	—	—	2,946	(671)	2,275
Balance, March 31, 2014	297,116,547	$2,971	$2,607,451	$(146,277)	$(2,923)	$2,461,222
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
 (in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$2,946	$(3,795)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	10,908	2,431
Amortization of intangible lease assets and below market lease intangible, net	5,867	1,091
Amortization of deferred financing costs	777	526
Amortization of fair value adjustments of mortgage notes payable assumed	(22)	—
Bad debt expense	50	17
Equity in income of unconsolidated joint venture	(180)	—
Return on investment from unconsolidated joint venture	99	—
Changes in assets and liabilities:
Rents and tenant receivables	(3,026)	(1,365)
Prepaid expenses and other assets	(767)	347
Accounts payable and accrued expenses	985	1,101
Deferred rental income and other liabilities	(2,924)	(727)
Due to affiliates	(1,188)	2,310
Net cash provided by operating activities	13,525	1,936
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(254,864)	(188,129)
Payment of property escrow deposits	(3,010)	(12,300)
Refund of property escrow deposits	5,515	1,817
Change in restricted cash	3,007	179
Net cash used in investing activities	(249,352)	(198,433)
Cash flows from financing activities:
Proceeds from issuance of common stock	837,568	147,054
Redemptions of common stock	(1,177)	(100)
Offering costs on issuance of common stock	(83,196)	(15,138)
Distributions to investors	(14,924)	(2,424)
Proceeds from notes payable and borrowing facilities	25,000	114,584
Repayments of notes payable and borrowing facilities	(100)	(50,700)
Payment of loan deposits	—	(571)
Refund of loan deposits	545	—
Change in escrowed investor proceeds	(3,978)	(179)
Deferred financing costs paid	(710)	(962)
Other financing activities	(108)	—
Net cash provided by financing activities	758,920	191,564
Net increase (decrease) in cash and cash equivalents	523,093	(4,933)
Cash and cash equivalents, beginning of period	300,574	13,895
Cash and cash equivalents, end of period	$823,667	$8,962
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
March 31, 2014
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Credit Property Trust IV, Inc. (the “Company”) is a Maryland corporation that was formed on July 27, 2010, which has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes. The Company is the sole general partner of and owns, directly or indirectly, 100% of the partnership interest in Cole Operating Partnership IV, LP, a Delaware limited partnership (“CCPT IV OP”). The Company is externally managed by Cole REIT Advisors IV, LLC (“CR IV Advisors”), an affiliate of the Company’s sponsor, Cole Capital™, which is a trade name used to refer to a group of affiliated entities directly or indirectly controlled by American Realty Capital Properties, Inc. (“ARCP”), a self-managed publicly traded Maryland corporation listed on The NASDAQ Global Select Market. On February 7, 2014, ARCP acquired Cole Real Estate Investments, Inc. (“Cole”), which, prior to its acquisition, indirectly owned and/or controlled the Company’s external advisor, CR IV Advisors, the Company’s dealer manager, Cole Capital Corporation (“CCC”), the Company’s property manager, CREI Advisors, LLC (“CREI Advisors”), and the Company’s sponsor, Cole Capital. As a result of ARCP’s acquisition of Cole, ARCP indirectly owns and/or controls CR IV Advisors, CCC, CREI Advisors and Cole Capital.
On January 26, 2012, pursuant to a Registration Statement on Form S-11 (Registration No. 333-169533) (the “Registration Statement”) filed under the Securities Act of 1933, as amended (the “Securities Act”), the Company commenced its initial public offering on a “best efforts” basis of up to a maximum of $2.975 billion in shares of common stock (the “Offering”). On November 25, 2013, the Company reallocated $400.0 million in shares from its distribution reinvestment plan (the “DRIP”) to the primary portion of the Offering, and on February 18, 2014, the Company reallocated an additional $23.0 million in shares from the DRIP to the primary portion of the Offering. As a result of these reallocations, the Offering offered up to a maximum of approximately 292.3 million shares of common stock at a price of $10.00 per share in the primary portion of the Offering and up to approximately 5.5 million additional shares to be issued pursuant to the DRIP under which the Company’s stockholders could have elected to have distributions reinvested in additional shares of common stock at a price of $9.50 per share. As of March 31, 2014, the Company had issued approximately 297.3 million shares of its common stock in the Offering for gross offering proceeds of $2.9 billion before organization and offering costs, selling commissions and dealer manager fees of $305.9 million.
As of February 25, 2014, the Company no longer accepted subscription agreements in connection with the Offering because it had received subscription agreements that allowed it to reach the maximum primary offering. The Company ceased issuing shares in the Offering on April 4, 2014. At the completion of the Offering, a total of approximately 297.4 million shares of common stock had been issued, including approximately 292.3 million shares of common stock sold to the public pursuant to the primary portion of the Offering and approximately 5.1 million shares of common stock sold pursuant to the DRIP. The remaining approximately 404,000 unsold shares from the Offering were deregistered.
In addition, the Company registered 26.0 million shares of common stock under the DRIP pursuant to a Registration Statement filed on Form S-3 (Registration No. 333-192958) (the “DRIP Offering” and collectively with the Offering, the “Offerings”), which was filed with the Securities and Exchange Commission (the “SEC”) on December 19, 2013 and automatically became effective with the SEC upon filing. The Company will continue to issue shares of common stock under the DRIP Offering.
As of March 31, 2014, the Company owned 405 properties, comprising 12.7 million rentable square feet of commercial space located in 41 states. As of March 31, 2014, the rentable space at these properties was 99% leased. In addition, through an unconsolidated joint venture arrangement, as of March 31, 2014, the Company had an interest in one property comprising 176,000 rentable square feet of commercial space.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC regarding interim financial reporting, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2013, and related notes thereto set forth in the

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2014

Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The condensed consolidated unaudited financial statements should also be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.
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
The Company continually evaluates the need to consolidate its joint venture arrangement based on standards set forth in GAAP. In determining whether the Company has a controlling interest in a joint venture arrangement and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, power to make decisions and contractual and substantive participating rights of the partners/members as well as whether the entity is a VIE for which the Company may be the primary beneficiary. As of March 31, 2014 and December 31, 2013, the Company was not required to consolidate its joint venture arrangement as the joint venture entity did not qualify as a VIE and the Company did not meet the control requirement for consolidation.
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

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2014

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the three months ended March 31, 2014 and 2013.
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
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of March 31, 2014 or December 31, 2013.
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
March 31, 2014

pursuant to the in-place leases over a market absorption period for a similar lease, are capitalized as intangible lease assets and are amortized to expense over the remaining term of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.
The Company has acquired, and may continue to acquire, certain properties subject to contingent consideration arrangements that may obligate the Company to pay additional consideration to the seller based on the outcome of future events (the “Contingent Payments”). Additionally, the Company may acquire certain properties for which it funds certain contingent consideration amounts into an escrow account pending the outcome of certain future events. The outcome may result in the release of all or a portion of the escrow funds to the Company or the seller or a combination thereof. Contingent consideration arrangements are based on a predetermined formula and have set time periods regarding the obligation to make future payments, including funds released to the seller from escrow accounts, or the right to receive escrowed funds as set forth in the respective purchase and sale agreement. Contingent consideration arrangements, including amounts funded through an escrow account, are recorded upon acquisition of the respective property at their estimated fair value, and any changes to the estimated fair value, subsequent to acquisition, are reflected in the accompanying condensed consolidated unaudited statements of operations. The determination of the amount of contingent consideration arrangements is based on the probability of several possible outcomes as identified by management. The amounts recorded are carried at fair value, with any changes in fair value included in net income (loss).
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
Investment in Unconsolidated Joint Ventures
The Company accounts for unconsolidated joint venture arrangements using the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over operating and financial policies of these investments. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the joint ventures’ earnings and distributions. The Company is required to determine whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of its investment in the joint venture. If an event or change in circumstance has occurred, the Company is required to evaluate the joint venture for potential impairment and determine if the carrying amount of its investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in a joint venture for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. No impairment indicators were identified and no impairment losses were recorded related to the Company’s unconsolidated joint venture arrangement for the three months ended March 31, 2014. The Company did not own any interests in joint venture arrangements for the three months ended March 31, 2013.
Restricted Cash and Escrows
Included in restricted cash was $1.2 million and $5.1 million of escrowed investor proceeds for which shares of common stock had not been issued as of March 31, 2014 and December 31, 2013, respectively. In addition, the Company had $2.1 million and $2.6 million held by lenders in lockbox accounts, as of March 31, 2014 and December 31, 2013, respectively. As part of certain debt agreements, rents from certain encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess is disbursed to the Company. Also included in restricted cash was $1.9 million and $513,000 held by lenders in escrow accounts for real estate taxes and other lender reserves for certain properties, in accordance with the respective lender’s loan agreement, as of March 31, 2014 and December 31, 2013, respectively.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2014

Concentration of Credit Risk
As of March 31, 2014, the Company had cash on deposit, including restricted cash, at ten financial institutions, in all of which the Company had deposits in excess of federally insured levels totaling $822.5 million; however, the Company has not experienced any losses in such accounts. The Company limits significant cash deposits to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
As of March 31, 2014, no single tenant accounted for greater than 10% of the Company’s 2014 gross annualized rental revenues. The Company had certain geographic concentrations in its property holdings. In particular, as of March 31, 2014, ten of the Company’s properties were located in California and 56 of the Company’s properties were located in Texas, which accounted for12% and 11%, respectively, of the Company’s 2014 gross annualized rental revenues. In addition, the Company had tenants in the discount store and drugstore industries, which comprised 13% and 11%, respectively, of the Company’s 2014 gross annualized rental revenues.
Offering and Related Costs
CR IV Advisors funds all of the organization and offering costs on the Company’s behalf (excluding selling commissions and dealer manager fees) and may be reimbursed for such costs up to 2.0% of gross proceeds from the Offering. When recorded by the Company, organization costs are expensed as incurred and offering costs, which include items such as legal and accounting fees, marketing and personnel, promotional and printing costs, are recorded as a reduction of capital in excess of par value along with selling commissions and dealer manager fees in the period in which they become payable. As of March 31, 2014, $1.7 million had been incurred, but not yet paid, for services provided by CR IV Advisors or its affiliates in connection with the offering stage of the Offering.
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
Recent Accounting Pronouncements
In April 2014, the U.S. Financial Accounting Standards Board issued Accounting Standards Update, 2014-08 Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which amends the reporting requirements for discontinued operations by updating the definition of a discontinued operation to be a component of an entity that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, resulting in fewer disposals that qualify for discontinued operations reporting; yet, the pronouncement also requires expanded disclosures for discontinued operations. The adoption of ASU 2014-08 did not have a material impact on the Company’s condensed consolidated unaudited financial statements because the Company did not have any discontinued operations.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2014

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
Notes payable and credit facility – The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. As of March 31, 2014, the estimated fair value of the Company’s debt was $734.9 million compared to the carrying value of $747.8 million. As of December 31, 2013, the estimated fair value of the Company’s debt was $682.1 million compared to the carrying value of $696.9 million. The fair value of the Company’s debt is estimated using Level 2 inputs.
Derivative instruments – The Company’s derivative instruments represent interest rate swaps. All derivative instruments are carried at fair value and are valued using Level 2 inputs. The fair value of these instruments is determined using interest rate market pricing models. The Company includes the impact of credit valuation adjustments on derivative instruments measured at fair value.
Contingent consideration arrangements – The contingent consideration arrangements are carried at fair value and are valued using Level 3 inputs. The fair value of the Contingent Payments is determined based on the estimated timing and probability of successfully leasing vacant space subsequent to the Company’s acquisition of certain properties. During the three months ended March 31, 2014, the Company recorded additional obligations with an aggregate estimated fair value of $1.6 million upon purchase of certain properties. The total estimated fair value of contingent consideration arrangements was $2.3 million and $784,000 as of March 31, 2014 and December 31, 2013, respectively, and is included in the accompanying condensed consolidated unaudited balance sheets in deferred rental income and other liabilities. In addition, during the three months ended March 31, 2014, the Company paid $108,000 to a seller as obligations under certain contingent consideration arrangements were satisfied.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of March 31, 2014, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2014

In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 (in thousands):

	Balance as of March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps	$(2,923)	$—	$(2,923)	$—
Contingent consideration	(2,261)	—	—	(2,261)
Total liabilities	$(5,184)	$—	$(2,923)	$(2,261)

	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps	$(2,252)	$—	$(2,252)	$—
Contingent consideration	(784)	—	—	(784)
Total liabilities	$(3,036)	$—	$(2,252)	$(784)
NOTE 4 — REAL ESTATE ACQUISITIONS
2014 Property Acquisitions
During the three months ended March 31, 2014, the Company acquired 68 commercial properties for an aggregate purchase price of $280.5 million (the “2014 Acquisitions”). The Company purchased the 2014 Acquisitions with net proceeds from the Offering and borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation (in thousands):

March 31, 2014
Land	$74,327
Building and improvements	184,778
Acquired in-place leases	23,999
Acquired above market leases	4,850
Acquired below market leases	(6,705)
Fair value adjustment of assumed notes payable	(766)
Total purchase price	$280,483
The Company recorded revenue for the three months ended March 31, 2014 of $3.0 million and a net loss for the three months ended March 31, 2014 of $7.2 million related to the 2014 Acquisitions.
The following information summarizes selected financial information of the Company as if all of the 2014 Acquisitions were completed on January 1, 2013 for each period presented below. The table below presents the Company’s estimated revenue and net income (loss), on a pro forma basis, for the three months ended March 31, 2014 and 2013, respectively (in thousands):

	Three Months Ended March 31,
	2014	2013
Pro forma basis:
Revenue	$54,766	$17,602
Net income (loss)	$11,354	$(12,101)

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2014

The pro forma information for the three months ended March 31, 2014 was adjusted to exclude $8.6 million of acquisition related expenses recorded during three months ended March 31, 2014. These costs were recognized in the pro forma information for the three months ended March 31, 2013. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2013, nor does it purport to represent the results of future operations.
2013 Property Acquisitions
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
The Company recorded revenue for the three months ended March 31, 2013 of $1.0 million and a net loss for the three months ended March 31, 2013 of $5.3 million related to the 2013 Acquisitions.
The following information summarizes selected financial information of the Company as if all of the 2013 Acquisitions were completed on January 1, 2012 for each period presented below. The table below presents the Company’s estimated revenue and net income (loss), on a pro forma basis, for the three months ended March 31, 2013 and 2012, respectively (in thousands):

	Three Months Ended March 31,
	2013	2012
Pro forma basis:
Revenue	$15,799	$5,397
Net income (loss)	$5,121	$(3,265)
The pro forma information for the three months ended March 31, 2013 was adjusted to exclude $5.6 million of acquisition related expenses recorded during three months ended March 31, 2013. These costs were recognized in the pro forma information for the three months ended March 31, 2012. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2012, nor does it purport to represent the results of future operations.
NOTE 5 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risks. The following table summarizes the terms of the Company’s executed swap agreements designated as hedging instruments as of March 31, 2014 and December 31, 2013 (in thousands).

		Outstanding Notional				Fair Value of Liabilities
	Balance Sheet	Amount as of	Interest	Effective	Maturity	March 31,	December 31,
	Location	March 31, 2014	Rates (1)	Dates	Dates	2014	2013
Interest Rate Swaps	Deferred rental income and other liabilities	$338,737	3.36% to 4.75%	6/24/2013 to 8/23/2013	6/24/2018 to 8/24/2020	$(2,923)	$(2,252)

(1)	The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2014

Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges, to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the effective portion of the derivative instruments that is designated as hedges are recorded in other comprehensive loss. Any ineffective portion of the change in fair value of the derivative instruments is recorded in interest expense.
The following table summarizes the unrealized losses on the Company’s derivative instruments and hedging activities for the three months ended March 31, 2014 (in thousands). The Company did not own any derivative instruments for the three months ended March 31, 2013.

Amount of Loss Recognized in Other Comprehensive Loss
Three Months Ended
Derivatives in Cash Flow Hedging Relationships	March 31, 2014
Interest Rate Swaps (1)	$(671)

(1)	There were no portions of the change in the fair value of the interest rate swap agreements that were considered ineffective during the three months ended March 31, 2014. No previously effective portions of the losses that were recorded in accumulated other comprehensive loss during the term of the hedging relationships were reclassified into earnings during the three months ended March 31, 2014.
The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $3.4 million at March 31, 2014. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. During the three months ended March 31, 2014, there were no termination events or events of default related to the interest rate swaps.
NOTE 6 — NOTES PAYABLE AND CREDIT FACILITY
As of March 31, 2014, the Company had $747.8 million of debt outstanding, with a weighted average years to maturity of 7.0 years and weighted average interest rate of 3.8%. The following table summarizes the debt balances as of March 31, 2014 and December 31, 2013 and the debt activity for the three months ended March 31, 2014 (in thousands):

		During the Three Months Ended March 31, 2014
	Balance as of December 31, 2013	Debt Issuance and Assumptions	Repayments	Other (1)	Balance as of March 31, 2014
Fixed rate debt	$396,946	$50,213	$(100)	$744	$447,803
Credit facility	300,000	—	—	—	300,000
Total	$696,946	$50,213	$(100)	$744	$747,803

(1)	Represents fair value adjustment of an assumed mortgage note payable, net of amortization.
As of March 31, 2014, the fixed rate debt outstanding of $447.8 million included $38.7 million of variable rate debt subject to interest rate swap agreements, which had the effect of fixing the variable interest rates per annum through the maturity date of the variable rate debt. In addition, the fixed rate debt includes a mortgage note assumed with an aggregate face amount of $25.2 million and an aggregate fair value of $26.0 million. The fixed rate debt has interest rates ranging from 3.35% to 4.98% per annum. The debt outstanding matures on various dates from June 2018 through February 2024. The aggregate balance of

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2014

gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $772.4 million as of March 31, 2014. Each of the mortgage notes payable, comprising the fixed rate debt, is secured by the respective properties on which the debt was placed. Certain notes payable contain covenants, representations, warranties and borrowing conditions customary for similar credit arrangements. These notes also include usual and customary events of default and remedies for agreements of this nature. Based on the Company’s analysis and review of its results of operations and financial condition, the Company believes it was in compliance with the covenants of such notes payable as of March 31, 2014.
The Company has an amended and restated unsecured credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), which provides for borrowings of up to $900.0 million, which includes a $300.0 million unsecured term loan (the “Term Loan”) and up to $600.0 million in unsecured revolving loans (the “Revolving Loans”). The Credit Facility may be increased up to a maximum of $1.25 billion. The Term Loan matures on August 15, 2018 and the Revolving Loans mature on August 15, 2017; however, the Company may elect to extend the maturity date for the Revolving Loans to August 15, 2018 subject to satisfying certain conditions set forth in the amended and restated unsecured credit agreement among the Company and JPMorgan Chase, as administrative agent (the “Amended and Restated Credit Agreement”). Depending upon the type of loan specified and overall leverage ratio, not to exceed 65% (or 60% on or subsequent to August 15, 2014), the Revolving Loans bear interest at one-month, two-month, three-month or six-month LIBOR multiplied by the statutory reserve rate (the “Eurodollar Rate”) plus an interest rate spread ranging from 1.65% to 2.50% (the “Spread”) or a base rate, ranging from 0.65% to 1.50%, plus the greater of (a) JPMorgan Chase’s Prime Rate; (b) the Federal Funds Effective Rate (as defined in the Amended and Restated Credit Agreement) plus 0.50%; or (c) the Eurodollar Rate plus 1.00%. The Company executed a swap agreement associated with the Term Loan, which had the effect of fixing the variable interest rate per annum on August 15, 2013 through the maturity date of the loan at 1.713% (the “Swap Rate”). The Term Loan bears interest at the Swap Rate plus the Spread, which totaled 3.36% as of March 31, 2014 based on the Company’s leverage ratio. There were no amounts outstanding under the Revolving Loans as of March 31, 2014. As of March 31, 2014, the Company had $300.0 million outstanding under the Credit Facility and $593.8 million available for borrowing based on the underlying collateral pool of $1.4 billion.
The Amended and Restated Credit Agreement contains provisions with respect to covenants, events of default, borrowing conditions and remedies customary for facilities of this nature. In particular, the Amended and Restated Credit Agreement requires the Company to maintain a minimum consolidated net worth of at least $1.3 billion as of March 31, 2014, a leverage ratio less than 65% prior to August 15, 2014 and 60% from and after August 15, 2014, a fixed charge coverage ratio equal to or greater than 1.50, an unsecured debt to unencumbered asset value ratio less than 65% prior to August 15, 2014 and 60% from and after August 15, 2014, an unsecured debt service coverage ratio equal to or greater than 1.75 and a secured debt ratio less than 50% prior to August 15, 2014, 45% from and after August 15, 2014, but prior to August 15, 2016 and 40% from and after August 15, 2016. The Company believes it was in compliance with the covenants under the Amended and Restated Credit Agreement as of March 31, 2014.
NOTE 7 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the three months ended March 31, 2014 and 2013 are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$15,769	$2,273
Accrued other offering costs due to affiliates	$1,699	$2,527
Accrued capital expenditures	$1,409	$350
Common stock issued through distribution reinvestment plan	$20,511	$2,544
Net unrealized loss on interest rate swaps	$(671)	$—
Contingent consideration recorded upon property acquisitions	$1,585	$—
Fair value of mortgage notes assumed in real estate acquisitions at date of assumption	$25,979	$—
Supplemental Cash Flow Disclosures:
Interest paid	$6,944	$1,888

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2014

NOTE 8 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. The Company is not aware of any pending legal proceedings of which the outcome is reasonably possible to have a material effect on its results of operations, financial condition or liquidity.
Purchase Commitments
As of March 31, 2014, the Company had entered into purchase agreements with unaffiliated third-party sellers to acquire a 100% interest in 82 retail properties, subject to meeting certain criteria, for an aggregate purchase price of $248.0 million, exclusive of closing costs. As of March 31, 2014, the Company had $6.0 million of property escrow deposits held by escrow agents in connection with these future property acquisitions, of which $5.4 million will be forfeited if the transactions are not completed under certain circumstances. In connection with one of these purchase and sale agreements, the Company is contractually obligated to purchase 25 properties, of which the Company had purchased 12 properties as of March 31, 2014 and expects to purchase the remaining 13 properties. If the remaining 13 properties are not purchased, the Company will be obligated to pay the seller $10.0 million. These deposits are included in the accompanying condensed consolidated unaudited balance sheets in property escrow deposits, prepaid expenses and other assets. As of May 12, 2014, none of these escrow deposits had been forfeited.
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
NOTE 9 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred, and may continue to incur, commissions, fees and expenses payable to CR IV Advisors and certain of its affiliates in connection with the Offerings, and the acquisition, management and disposition of its assets.
Offering
In connection with the Offering, CCC, the Company’s dealer manager, receives a selling commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. CCC has reallowed 100% of selling commissions earned to participating broker-dealers. In addition, CCC receives up to 2.0% of gross offering proceeds before reallowance to participating broker-dealers as a dealer manager fee in connection with the Offering. CCC, in its sole discretion, may reallow all or a portion of its dealer manager fee to such participating broker-dealers. No selling commissions or dealer manager fees are paid to CCC or other broker-dealers with respect to shares sold pursuant to the DRIP portion of the Offering or the DRIP Offering.
All other organization and offering expenses associated with the sale of the Company’s common stock in the Offering (excluding selling commissions and dealer manager fees) are paid by CR IV Advisors or its affiliates and are reimbursed by the Company up to 2.0% of aggregate gross offering proceeds. A portion of the other organization and offering expenses are considered to be underwriting compensation.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2014

The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by CR IV Advisors or its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended March 31
	2014	2013
Offering:
Selling commissions	$55,914	$10,061
Selling commissions reallowed by CCC	$55,914	$10,061
Dealer manager fees	$16,783	$2,946
Dealer manager fees reallowed by CCC	$9,329	$1,622
Other organization and offering expenses	$7,261	$2,997
Of the amounts shown above, approximately $78.3 million and $13.5 million had been paid to CR IV Advisors and its affiliates and approximately $1.7 million and $2.5 million had been incurred, but not yet paid, for services provided by CR IV Advisors or its affiliates in connection with the offering stage of the Offering during the three months ended March 31, 2014 and 2013, respectively, and is a liability to the Company.
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
The Company recorded fees and expense reimbursements as shown in the table below for services provided by CR IV Advisors or its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended March 31,
	2014	2013
Acquisition and Operations:
Acquisition fees and expenses	$5,987	$3,985
Advisory fees and expenses	$4,800	$1,189
Operating expenses	$861	$506
Of the amounts shown above, approximately $10.5 million and $4.4 million had been paid to CR IV Advisors and its affiliates and approximately $1.1 million and $1.3 million had been incurred, but not yet paid, for services provided by CR IV Advisors or its affiliates in connection with the acquisition and operations stage during the three months ended March 31, 2014 and 2013, respectively, and is a liability to the Company.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2014

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
If the Company is sold or its assets are liquidated, CR IV Advisors will be entitled to receive a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after investors have received a return of their net capital invested and an 8.0% annual cumulative, non-compounded return. Alternatively, if the Company’s shares are listed on a national securities exchange, CR IV Advisors will be entitled to a subordinated performance fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing exceeds the sum of the total amount of capital raised from investors and the amount of distributions necessary to generate an 8.0% annual cumulative, non-compounded return to investors. As an additional alternative, upon termination of the advisory agreement, CR IV Advisors may be entitled to a subordinated performance fee similar to the fee to which CR IV Advisors would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination.
During each of the three months ended March 31, 2014 and 2013, no commissions or fees were incurred for any services provided by CR IV Advisors and its affiliates in connection with the liquidation/listing stage.
Due to Affiliates
As of March 31, 2014 and December 31, 2013, $3.1 million and $7.5 million, respectively, had been incurred primarily for offering, advisory, operating and acquisition related expenses by CR IV Advisors or its affiliates, but had not yet been reimbursed by the Company and were included in due to affiliates in the condensed consolidated unaudited balance sheets as of such periods.
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
NOTE 11 — SUBSEQUENT EVENTS
Completion of the Offering
As of February 25, 2014, the Company no longer accepted subscription agreements in connection with the Offering because it had received subscription agreements that allowed it to reach the maximum primary offering. The Company ceased issuing shares in the Offering on April 4, 2014. At the completion of the Offering, a total of approximately 297.4 million shares of common stock had been issued, including approximately 292.3 million shares sold to the public pursuant to the primary portion of the Offering and approximately 5.1 million shares of common stock sold pursuant to the DRIP. The remaining approximately 404,000 unsold shares in the Offering were deregistered.
Issuance of Shares of Common Stock in the DRIP Offering
The Company continues to issue shares of common stock under the DRIP Offering. As of May 12, 2014, the Company had issued approximately 1.9 million shares pursuant to the DRIP Offering, resulting in gross proceeds to the Company of $18.4 million.
Share Redemptions
Subsequent to March 31, 2014 through May 12, 2014, the Company redeemed approximately 213,000 shares for $2.1 million ($9.68 per share).

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2014

Credit Facility
As of May 12, 2014, the Company had $300.0 million outstanding under the Credit Facility and available borrowings of $593.8 million.
Investment in Real Estate Assets
Subsequent to March 31, 2014 through May 12, 2014, the Company acquired 23 commercial real estate properties for an aggregate purchase price of $92.9 million. The acquisitions were funded with net proceeds of the Offering and available borrowings. Acquisition related expenses totaling $2.5 million were expensed as incurred.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2013. The terms “we,” “us,” “our” and the “Company” refer to Cole Credit Property Trust IV, Inc. and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our condensed consolidated unaudited financial statements and the notes thereto.
Forward-Looking Statements
Except for historical information, this section contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, discussion and analysis of our financial condition and our subsidiaries, our anticipated capital expenditures, amounts of anticipated cash distributions to our stockholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of our business and industry. Words such as “may,” “will,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” or comparable words, variations and similar expressions are intended to identify forward-looking statements. All statements not based on historical fact are forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or implied in the forward-looking statements.
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Investors are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We make no representation or warranty (expressed or implied) about the accuracy of any such forward looking statements contained in this Quarterly Report on Form 10-Q. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Quarterly Report on Form 10-Q include, among others, changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, rent relief, inability to obtain new tenants upon the expiration or termination of existing leases, inability to obtain financing or refinance existing debt, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows. The forward-looking statements should be read in light of the risk factors identified under “Item 1A – Risk Factors” in our Annual Report on the Form 10-K for the year ended December 31, 2013.
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
Overview
We were formed on July 27, 2010, and we elected to be taxed, and currently qualify, as a REIT for federal income tax purposes. We commenced our principal operations on April 13, 2012, when we satisfied the conditions of our escrow agreement and issued approximately 308,000 shares of our common stock. We have no paid employees and are externally advised and managed by CR IV Advisors. As of March 31, 2014, we had issued approximately 297.3 million shares of our common stock in the Offering for gross offering proceeds of $2.9 billion before offering costs, selling commissions and dealer manager fees of $305.9 million. We intend to use substantially all of the net proceeds from the Offerings to acquire and operate a diverse portfolio of retail and other income-producing commercial properties, which are leased to creditworthy tenants under long-term leases. We expect that most of the properties will continue to be strategically located throughout the United States and U.S. protectorates and subject to long-term triple net or double net leases, whereby the tenant will be obligated to pay for all or most of the expenses of maintaining the property (including real estate taxes, special assessments and sales and use taxes, utilities, insurance, building repairs and common area maintenance related to the property). We generally intend to hold each property we acquire for an extended period of more than seven years.
On February 7, 2014, ARCP acquired Cole, which, prior to its acquisition, indirectly owned and/or controlled our external advisor, CR IV Advisors, our dealer manager, CCC, our property manager, CREI Advisors, and our sponsor, Cole Capital. As a result of ARCP’s acquisition of Cole, ARCP indirectly owns and/or controls CR IV Advisors, CCC, CREI Advisors and Cole Capital.
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our property indebtedness and acquisition and operating expenses. Rental and other property income accounted for 86% and 92% of our total revenue for the three months ended March 31, 2014 and 2013, respectively. As 99% of our rentable square feet was under lease as of March 31, 2014, with a weighted average remaining lease term of 12.1 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. CR IV Advisors regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If CR IV Advisors identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease. In addition, as of March 31, 2014, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate and related assets net of gross intangible lease liabilities, was 30%.
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
Commercial real estate fundamentals continue to strengthen, as a moderate pace of job creation has supported gains in office absorption, retail sales and warehouse distribution.  Although construction activity has increased, it remains near historic lows; as a result, incremental demand growth has helped to reduce vacancy rates and support modest rental growth.  Improving fundamentals have resulted in gains in property values; however, in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. As of March 31, 2014, 99% of our rentable square feet was under lease, and we expect that occupancy will remain high as the real estate recovery continues.  However, if recent improvements in the economy reverse course, we may experience vacancies or be required to reduce rental rates on occupied space. If we do experience vacancies, CR IV Advisors will actively seek to lease our vacant space; nevertheless, such space may be leased at lower rental rates and for shorter lease terms than our current leases provide.

Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table shows the property statistics of our real estate assets as of March 31, 2014 and 2013:

	March 31,
	2014	2013
Number of commercial properties (1)	405	121
Approximate rentable square feet (2)	12.7 million	3.5 million
Percentage of rentable square feet leased	99%	98%

(1)	Excludes a property owned through an unconsolidated joint venture.
(2)	Includes square feet of the buildings on land parcels subject to ground leases.
The following table summarizes our real estate investment activity during the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Commercial properties acquired	68	32
Approximate purchase price of acquired properties	$280.5 million	$185.4 million
Approximate rentable square feet (1)	1.9 million	1.0 million

(1)	Includes square feet of the buildings on land parcels subject to ground leases.
As shown in the tables above, we owned 405 commercial properties as of March 31, 2014, compared to 121 commercial properties as of March 31, 2013. Accordingly, our results of operations for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, reflect significant increases in most categories.
Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013
Revenue. Revenue increased $40.2 million to $51.6 million for the three months ended March 31, 2014, compared to $11.4 million for the three months ended March 31, 2013. Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 86% and 92% of total revenue during the three months ended March 31, 2014 and 2013, respectively. We also pay certain operating expenses subject to reimbursement by our tenants, which resulted in $7.3 million of tenant reimbursement income during the three months ended March 31, 2014, compared to $885,000 during the three months ended March 31, 2013. The increase in revenue was primarily due to the acquisition of 284 rental income-producing properties subsequent to March 31, 2013.
General and Administrative Expenses. General and administrative expenses increased $1.5 million to $2.5 million for the three months ended March 31, 2014, compared to $995,000 for the three months ended March 31, 2013. The increase was primarily due to increased escrow and trustee fees and operating expense reimbursements to our advisor as a result of an increase in the number of stockholders of record and the acquisition of 284 rental income-producing properties subsequent to March 31, 2013, combined with an increase in state franchise and income taxes and accounting fees for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The primary general and administrative expense items are operating expense reimbursements to our advisor, escrow and trustee fees, unused credit facility fees and accounting fees.
Property Operating Expenses. Property operating expenses increased $7.0 million to $8.0 million for the three months ended March 31, 2014, compared to $1.0 million during the three months ended March 31, 2013. The increase was primarily due to the acquisition of 284 rental income-producing properties subsequent to March 31, 2013. In addition, the increase was due to the ownership of more properties during the three months ended March 31, 2014 than in the three months ended March 31, 2013, for which we initially pay certain operating expenses and are reimbursed by the tenant in accordance with the respective lease agreements. The primary property operating expense items are property taxes, repairs and maintenance and property related insurance.

Advisory Fees and Expenses. Pursuant to the advisory agreement with CR IV Advisors and based upon the amount of our current invested assets, we are required to pay to CR IV Advisors a monthly advisory fee equal to one-twelfth of 0.75% of the average invested assets that are between $0 to $2.0 billion and a monthly advisory fee equal to one-twelfth of 0.70% of the average invested assets that are between $2.0 billion to $4.0 billion. Additionally, we may be required to reimburse certain expenses incurred by CR IV Advisors in providing such advisory services, subject to limitations as set forth in the advisory agreement. Advisory fees and expenses increased $3.6 million to $4.8 million for the three months ended March 31, 2014, compared to $1.2 million for the three months ended March 31, 2013. The increase was due to an increase in our average invested assets to $2.3 billion for the three months ended March 31, 2014, compared to $607.7 million for the three months ended March 31, 2013.
Acquisition Related Expenses. Acquisition related expenses increased $3.0 million to $8.6 million for the three months ended March 31, 2014, compared to $5.6 million during the three months ended March 31, 2013. The increase was primarily due to the acquisition related expenses incurred in connection with the purchase of 68 commercial properties for an aggregate purchase price of $280.5 million during the three months ended March 31, 2014, compared to the purchase of 32 commercial properties for an aggregate purchase price of $185.4 million during the three months ended March 31, 2013.
Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $13.5 million to $17.1 million for the three months ended March 31, 2014, compared to $3.6 million during the three months ended March 31, 2013. The increase was primarily due to an increase in our average invested assets to $2.3 billion during the three months ended March 31, 2014, compared to $607.7 million for the three months ended March 31, 2013.
Interest Expense and Other. Interest expense and other increased $4.9 million to $7.6 million for the three months ended March 31, 2014, compared to $2.7 million for the three months ended March 31, 2013. The increase was primarily due to an increase in the average aggregate amount of debt outstanding to $722.4 million during the three months ended March 31, 2014 from $306.5 million during the three months ended March 31, 2013. In addition, interest expense and other includes amortization of deferred financing costs and equity in income related to an unconsolidated joint venture.
Distributions
Our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001712523 per share (which equates to 6.25% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the period commencing on January 1, 2014 and ending on June 30, 2014.
During the three months ended March 31, 2014 and 2013, we paid distributions of $35.4 million and $5.0 million, respectively, including $20.5 million and $2.5 million, respectively, through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the three months ended March 31, 2014 and 2013 was $13.5 million and $1.9 million, respectively, and reflected a reduction for real estate acquisition related expenses incurred of $8.6 million and $5.6 million, respectively. We treat our real estate acquisition related expenses as funded by proceeds from the Offering, including proceeds from the DRIP. Therefore, proceeds from the issuance of common stock for the three months ended March 31, 2014 and 2013 are considered a source of our distributions to the extent that real estate acquisition related expenses have reduced net cash flows from operating activities. Our 2014 distributions were funded by net cash provided by operating activities of $13.5 million, or 38%, and proceeds from the Offering, including excess proceeds from the Offering from prior periods, of $21.9 million, or 62%. Our 2013 distributions were funded by net cash provided by operating activities of $1.9 million, or 38%, and proceeds from the Offering of $3.1 million, or 62%.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to significant conditions and limitations. The share redemption program provides that we will redeem shares of our common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. We will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under the DRIP. In addition, we will redeem shares on a quarterly basis, at the rate of approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid. As of March 31, 2014, we received valid redemption requests under our share redemption program totaling approximately 456,000 shares, of which we redeemed approximately 244,000 shares as of March 31, 2014 for $2.4 million ($9.70 per share) and approximately 213,000 shares subsequent to March 31, 2014 for $2.1 million ($9.68 per share). A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program set forth in our prospectus. We have funded and intend to continue funding share redemptions with proceeds from the DRIP.

Liquidity and Capital Resources
General
Our principal demands for funds will be for real estate and real estate-related investments, for the payment of operating expenses and distributions, for the payment of principal and interest on any outstanding indebtedness and to satisfy redemption requests. Generally, we expect to meet cash needs for items other than acquisitions from our cash flows from operations, and we expect to meet cash needs for acquisitions from the net proceeds of the Offerings and from debt financings. The sources of our operating cash flows will primarily be provided by the rental income received from our leased properties. We expect to continue utilize funds from the Offerings and proceeds from secured or unsecured financing to complete future property acquisitions.
As of March 31, 2014, we had cash and cash equivalents of $823.7 million and available borrowings of $593.8 million under the Credit Facility. Additionally, as of March 31, 2014, we had unencumbered properties with a gross book value of $1.7 billion, including $1.4 billion of assets that are part of the Credit Facility’s unencumbered borrowing base (the “Borrowing Base Assets”), which may be used as collateral to secure additional financing in future periods or as additional collateral to facilitate the refinancing of current mortgage debt as it becomes due, subject to certain covenants and leverage and borrowing base restrictions related to the Credit Facility; however, the use of any Borrowing Base Assets as collateral would reduce the available borrowings under the Credit Facility.
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
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related investments and the payment of acquisition related expenses, operating expenses, distributions and redemptions to stockholders and interest and principal on any current and future indebtedness. Generally, we expect to meet our long-term liquidity requirements through net cash flows provided by operations, borrowings on the Credit Facility, proceeds from secured or unsecured borrowings from banks and other lenders and proceeds from the DRIP Offering.
We expect that substantially all net cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we may use other sources to fund distributions, as necessary, including borrowings on the Credit Facility, future borrowings on our unencumbered assets and/or proceeds from the DRIP Offering. To the extent that cash flows from operations are lower due to fewer properties being acquired or lower than expected returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash flows from the DRIP Offering or debt financings will be used to fund acquisitions, certain capital expenditures identified at acquisition, repayments of outstanding debt or distributions to our stockholders.
As of March 31, 2014, we had issued approximately 297.3 million shares of our common stock in the Offering resulting in gross proceeds of $2.9 billion.
As of March 31, 2014, we had $747.8 million of debt outstanding and the ratio of our debt to gross real estate and related assets, net of gross intangible lease liabilities, was 30%. See Note 6 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.

Our contractual obligations as of March 31, 2014 were as follows (in thousands):

	Payments due by period (1) (2)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments - fixed rate debt (3)	$447,643	$393	$1,301	$24,217	$421,732
Interest payments - fixed rate debt	161,722	18,557	55,598	17,741	69,826
Principal payments - credit facility (4)	300,000	—	—	300,000	—
Interest payments - credit facility	44,755	10,229	30,715	3,811	—
Total	$954,120	$29,179	$87,614	$345,769	$491,558

(1)	The table does not include amounts due to CR IV Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
As of March 31, 2014, we had $38.7 million of variable rate debt effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our swap agreements to calculate the debt payment obligations in future periods.

(3)
As of March 31, 2014, the fair value adjustment, net of amortization, of mortgage notes assumed was $744,000, which is included in the accompanying condensed consolidated unaudited balance sheets in notes payable and credit facility, but not in the table above. In addition, the fixed rate debt in the table above includes bond obligations assumed in connection with a property acquisition with an aggregate balance of $584,000, which is included in the accompanying condensed consolidated unaudited balance sheets in deferred rental income and other liabilities.

(4)
Payment obligations for the Term Loan outstanding under the Credit Facility are based on the interest rate of 3.36% as of March 31, 2014, which is the rate fixed under the executed swap agreement that had the effect of fixing the variable interest rate per annum through the maturity date of August 2018.

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
As of March 31, 2014, we had entered into purchase agreements with unaffiliated third-party sellers to acquire a 100% interest in 82 retail properties, subject to meeting certain criteria, for an aggregate purchase price of $248.0 million, exclusive of closing costs. As of March 31, 2014, we had $6.0 million of property escrow deposits held by escrow agents in connection with these future property acquisitions, of which $5.4 million will be forfeited if the transactions are not completed under certain circumstances. In connection with one of these purchase and sale agreements, we are contractually obligated to purchase 25 properties, of which we had purchased 12 properties as of March 31, 2014 and we expect to purchase the remaining 13 properties. If the remaining 13 properties are not purchased, we will be obligated to pay the seller $10.0 million. These deposits are included in the accompanying condensed consolidated unaudited balance sheets in property escrow deposits, prepaid expenses and other assets. As of May 12, 2014, none of these escrow deposits had been forfeited.
Cash Flow Analysis
Operating Activities. During the three months ended March 31, 2014, net cash provided by operating activities increased $11.6 million to $13.5 million, compared to $1.9 million for the three months ended March 31, 2013. The change was primarily due to an increase in depreciation and amortization expenses of $13.5 million, an increase in net income of $6.7 million, partially offset by a net decrease in working capital accounts of $8.6 million. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities increased $51.0 million to $249.4 million for the three months ended March 31, 2014, compared to $198.4 million for the three months ended March 31, 2013. The increase was primarily due to the acquisition of 68 commercial properties for an aggregate purchase price of $280.5 million, of which $26.0 million was funded through debt assumption, during the three months ended March 31, 2014, compared to 32 commercial properties for an aggregate purchase price of $185.4 million during the three months ended March 31, 2013.

Financing Activities. Net cash provided by financing activities increased $567.3 million to $758.9 million for the three months ended March 31, 2014, compared to $191.6 million for the three months ended March 31, 2013. The change was primarily due to an increase in net proceeds from the issuance of common stock of $622.5 million, partially offset by a decrease in net borrowings on credit facilities and notes payable of $39.0 million.
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
Except as set forth below, a complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2013. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2013, and related notes thereto.
Commitments and Contingencies
We may be subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 8 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanations.
Related-Party Transactions and Agreements
We have entered into agreements with CR IV Advisors and its affiliates whereby we have paid, and will continue to pay, certain fees to, or reimburse certain expenses of, CR IV Advisors or its affiliates such as acquisition and advisory fees and expenses, organization and offering costs, sales commissions, dealer manager fees and expenses, leasing fees and reimbursement of certain operating costs. See Note 9 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.

Subsequent Events
Certain events occurred subsequent to March 31, 2014 through the filing date of this Quarterly Report on Form 10-Q. Refer to Note 11 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation.
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation. There have been no accounting pronouncements issued, but not yet applied by us, that will significantly impact our financial statements.
Off-Balance Sheet Arrangements
As of March 31, 2014 and December 31, 2013, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
In connection with the acquisition of our properties, we have obtained variable rate debt financing through borrowings under the Revolving Loans and therefore may be exposed to changes in LIBOR. As of March 31, 2014, we had no variable rate debt outstanding under the Revolving Loans, and as such, there was no exposure to changes in interest expense per annum. In the future, we may obtain additional variable rate debt financing to fund certain property acquisitions, and may be exposed to interest rate changes. Our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. We have entered, and expect to continue to enter, into derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk associated with our variable rate debt. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes. We may also enter into rate lock arrangements to lock interest rates on future borrowings. We may be exposed to credit and market risks including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates.
As of March 31, 2014, we had three interest rate swap agreements outstanding, which mature on various dates from June 2018 through August 2020, with an aggregate notional amount of $338.7 million and an aggregate net fair value of $(2.9) million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of March 31, 2014, an increase of 50 basis points in interest rates would result in a decrease to the fair value of the derivative liability of $6.9 million.
We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2014, were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or to which our properties are the subject.

Item 1A.	Risk Factors
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On August 11, 2010, we sold 20,000 shares of common stock, at $10.00 per share, to a predecessor of CREInvestments, LLC, which was formerly the indirect owner of CR IV Advisors and our dealer manager. On February 7, 2014, the ownership of such shares was transferred to ARC Properties Operating Partnership, L.P.
On January 26, 2012, pursuant to the Registration Statement (Registration No. 333-169533), we commenced the Offering of up to a maximum of $2.975 billion in shares of common stock. On April 13, 2012, we issued approximately 308,000 shares of our common stock in the Offering and commenced principal operations. On November 25, 2013, we reallocated $400.0 million in shares from the DRIP to the primary portion of the Offering, and on February 18, 2014, we reallocated an additional $23.0 million in shares from the DRIP to the primary portion of the Offering. As a result of these reallocations, the Offering offered up to a maximum of approximately 292.3 million shares of our common stock to be issued pursuant to the primary portion of the Offering at a price of $10.00 per share and up to approximately 5.5 million additional shares to be issued pursuant to the DRIP under which our stockholders could have elected to have distributions reinvested in additional shares of common stock at a price of $9.50 per share.
As of March 31, 2014, we had issued approximately 297.3 million shares of our common stock in the Offering for gross proceeds of $2.9 billion, out of which we paid $256.5 million in selling commissions and dealer manager fees and $49.4 million in organization and offering costs to CR IV Advisors or its affiliates. With the net offering proceeds and indebtedness, we have acquired $2.5 billion in real estate and related assets and incurred acquisition costs of $71.3 million, including $51.4 million in acquisition related fees and expenses to CR IV Advisors and its affiliates.
As of February 25, 2014, we no longer accepted subscription agreements in connection with the Offering because we had received subscription agreements that allowed us to reach the maximum primary offering. We ceased issuing shares in the Offering on April 4, 2014. At the completion of the Offering, a total of approximately 297.4 million shares of common stock had been issued, including approximately 292.3 million shares sold to the public pursuant to the primary offering and approximately 5.1 million shares of common stock sold pursuant to the DRIP. The remaining approximately 404,000 unsold shares from the Offering were deregistered.
In addition, we registered 26.0 million shares of common stock under the DRIP pursuant to a registration statement filed on Form S-3 (Registration No. 333-192958), which was filed with the SEC on December 19, 2013 and automatically became effective with the SEC upon filing. We will continue to issue shares of common stock under the DRIP Offering. As of May 12, 2014, we have sold approximately 1.9 million shares in the DRIP Offering for gross offering proceeds of $18.4 million.
Our board of directors has adopted a share redemption program that permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations described in our Annual Report on Form 10-K for the year ended December 31, 2013. Our board of directors reserves the right in its sole discretion at any time, and from time to time, to waive the one-year holding period in the event of death, bankruptcy or other exigent circumstances or terminate, suspend or amend the share redemption program. The share redemption program provides that we will redeem shares of our common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under the DRIP. In addition, we will redeem shares on a quarterly basis, at the rate of approximately 1.25% of the weighted average number of shares outstanding during the trailing 12 month period ending on the last day of the fiscal quarter for which the redemptions are being paid.

The provisions of the share redemption program in no way limit our ability to repurchase shares from stockholders by any other legally available means for any reason that our board of directors, in its discretion, deems to be in our best interest. During the three months ended March 31, 2014, we redeemed shares, including those due to death, as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2014 - January 31, 2014	—	$—	—	(1)
February 1, 2014 - February 28, 2014	120,754	$9.75	120,754	(1)
March 1, 2014 - March 31, 2014	—	$—	—	(1)
Total	120,754		120,754	(1)

(1)	A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3.	Defaults Upon Senior Securities
No events occurred during the three months ended March 31, 2014 that would require a response to this item.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
No events occurred during the three months ended March 31, 2014 that would require a response to this item.

Item 6.	Exhibits
The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cole Credit Property Trust IV, Inc. (Registrant)

By:	/s/ Gavin B. Brandon
Name:	Gavin B. Brandon
Title:	Senior Vice President of Accounting (Principal Accounting Officer)
Date: May 14, 2014

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

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