Form 10-Q
period 2014-06-30
COLE CREDIT PROPERTY TRUST IV, INC.
filed 2014-08-14
CIK 1498547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
As of August 11, 2014, there were 301.5 million shares of common stock, par value $0.01, of Cole Credit Property Trust IV, Inc. outstanding.

COLE CREDIT PROPERTY TRUST IV, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
 (in thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
ASSETS
Investment in real estate assets:
Land	$679,468	$537,714
Buildings and improvements, less accumulated depreciation of $46,385 and $23,377, respectively	1,825,868	1,399,617
Intangible lease assets, less accumulated amortization of $28,698 and $14,498, respectively	277,017	246,601
Total investment in real estate assets, net	2,782,353	2,183,932
Investment in unconsolidated joint venture	19,255	19,124
Total investment in real estate and related assets, net	2,801,608	2,203,056
Cash and cash equivalents	481,341	300,574
Restricted cash	4,864	8,193
Rents and tenant receivables, less allowance for doubtful accounts of $138 and $50, respectively	21,653	14,440
Property escrow deposits, prepaid expenses and other assets	9,275	10,942
Deferred financing costs, less accumulated amortization of $5,175 and $3,580, respectively	13,524	14,444
Total assets	$3,332,265	$2,551,649
LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and credit facility	$747,687	$696,946
Accounts payable and accrued expenses	17,105	12,675
Escrowed investor proceeds	—	5,147
Due to affiliates	971	7,512
Acquired below market lease intangibles, less accumulated amortization of $4,699 and $2,237, respectively	43,732	37,485
Distributions payable	15,403	10,569
Deferred rental income and other liabilities	19,498	12,859
Total liabilities	844,396	783,193
Commitments and contingencies
Redeemable common stock and noncontrolling interest	72,237	26,484
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 490,000,000 shares authorized, 299,808,958 and 211,026,672 shares issued and outstanding, respectively	2,998	2,110
Capital in excess of par value	2,607,505	1,850,702
Accumulated distributions in excess of earnings	(189,652)	(108,588)
Accumulated other comprehensive loss	(5,219)	(2,252)
Total stockholders’ equity	2,415,632	1,741,972
Total liabilities and stockholders’ equity	$3,332,265	$2,551,649
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
 (in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Rental and other property income	$49,076	$19,395	$93,348	$29,915
Tenant reimbursement income	7,785	2,378	15,064	3,263
Total revenue	56,861	21,773	108,412	33,178
Expenses:
General and administrative expenses	3,470	1,502	5,991	2,497
Property operating expenses	8,516	2,598	16,496	3,635
Advisory fees and expenses	5,267	2,101	10,067	3,290
Acquisition related expenses	10,113	14,551	18,746	20,190
Depreciation	12,098	4,526	23,006	6,957
Amortization	6,607	2,546	12,752	3,715
Total operating expenses	46,071	27,824	87,058	40,284
Operating income (loss)	10,790	(6,051)	21,354	(7,106)
Other expense:
Interest expense and other	(7,600)	(5,618)	(15,218)	(8,358)
Net income (loss)	3,190	(11,669)	6,136	(15,464)
Net loss allocated to noncontrolling interest	(14)	—	(14)	—
Net income (loss) attributable to the Company	$3,204	$(11,669)	$6,150	$(15,464)
Weighted average number of common shares outstanding:
Basic and diluted	298,907,190	56,492,187	281,135,954	47,032,328
Net income (loss) attributable to the Company per common share:
Basic and diluted	$0.01	$(0.21)	$0.02	$(0.33)
Distributions declared per common share	$0.16	$0.16	$0.31	$0.31
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$3,190	$(11,669)	$6,136	$(15,464)
Net loss allocated to noncontrolling interest	(14)	—	(14)	—
Net income (loss) attributable to the Company	3,204	(11,669)	6,150	(15,464)
Other comprehensive loss:
Unrealized loss on interest rate swaps	(2,296)	(337)	(2,967)	(337)
Total comprehensive income (loss) attributable to the Company	$908	$(12,006)	$3,183	$(15,801)
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
 (in thousands, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2014	211,026,672	$2,110	$1,850,702	$(108,588)	$(2,252)	$1,741,972
Issuance of common stock	89,144,146	892	885,061	—	—	885,953
Distributions to investors	—	—	—	(87,214)	—	(87,214)
Commissions on stock sales and related dealer manager fees	—	—	(72,706)	—	—	(72,706)
Other offering costs	—	—	(7,271)	—	—	(7,271)
Redemptions and net cancellations of common stock	(361,860)	(4)	(3,491)	—	—	(3,495)
Changes in redeemable common stock	—	—	(44,790)	—	—	(44,790)
Comprehensive income (loss)	—	—	—	6,150	(2,967)	3,183
Balance, June 30, 2014	299,808,958	$2,998	$2,607,505	$(189,652)	$(5,219)	$2,415,632
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
 (in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$6,136	$(15,464)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	23,006	6,957
Amortization of intangible lease assets and below market lease intangible, net	12,131	3,609
Amortization of deferred financing costs	1,595	1,234
Amortization of fair value adjustments of mortgage notes payable assumed	(44)	—
Bad debt expense	128	19
Equity in income of unconsolidated joint venture	(355)	—
Return on investment from unconsolidated joint venture	224	—
Changes in assets and liabilities:
Rents and tenant receivables	(7,341)	(3,802)
Prepaid expenses and other assets	160	(222)
Accounts payable and accrued expenses	4,114	4,165
Deferred rental income and other liabilities	(1,322)	1,496
Due to affiliates	(1,604)	308
Net cash provided by (used in) operating activities	36,828	(1,700)
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(595,674)	(719,841)
Payment of property escrow deposits	(5,248)	(13,298)
Refund of property escrow deposits	6,210	12,548
Change in restricted cash	3,329	(7,577)
Net cash used in investing activities	(591,383)	(728,168)
Cash flows from financing activities:
Proceeds from issuance of common stock	837,668	368,276
Redemptions and cancellations of common stock	(3,495)	(100)
Offering costs on issuance of common stock	(84,914)	(37,891)
Distributions to investors	(34,095)	(6,100)
Proceeds from notes payable and borrowing facilities	25,000	527,491
Repayments of notes payable and borrowing facilities	(194)	(124,667)
Payment of loan deposits	—	(776)
Refund of loan deposits	545	596
Change in escrowed investor proceeds	(5,147)	5,064
Deferred financing costs paid	(675)	(3,697)
Contributions from noncontrolling interests	977	—
Other financing activities	(348)	—
Net cash provided by financing activities	735,322	728,196
Net increase (decrease) in cash and cash equivalents	180,767	(1,672)
Cash and cash equivalents, beginning of period	300,574	13,895
Cash and cash equivalents, end of period	$481,341	$12,223
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
June 30, 2014
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Credit Property Trust IV, Inc. (the “Company”) is a Maryland corporation that was formed on July 27, 2010, which has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes. The Company is the sole general partner of and owns, directly or indirectly, 100% of the partnership interests in Cole Operating Partnership IV, LP, a Delaware limited partnership. The Company is externally managed by Cole REIT Advisors IV, LLC (“CR IV Advisors”), an affiliate of the Company’s sponsor, Cole Capital™, which is a trade name used to refer to a group of affiliated entities directly or indirectly controlled by American Realty Capital Properties, Inc. (“ARCP”), a self-managed publicly traded REIT, organized as a Maryland corporation, listed on The NASDAQ Global Select Market. On February 7, 2014, ARCP acquired Cole Real Estate Investments, Inc. (“Cole”), which, prior to its acquisition, indirectly owned and/or controlled the Company’s external advisor, CR IV Advisors, the Company’s dealer manager, Cole Capital Corporation (“CCC”), the Company’s property manager, CREI Advisors, LLC (“CREI Advisors”), and the Company’s sponsor, Cole Capital. As a result of ARCP’s acquisition of Cole, ARCP indirectly owns and/or controls CR IV Advisors, CCC, CREI Advisors and Cole Capital.
On January 26, 2012, pursuant to a Registration Statement on Form S-11 (Registration No. 333-169533) (the “Registration Statement”) filed under the Securities Act of 1933, as amended (the “Securities Act”), the Company commenced its initial public offering on a “best efforts” basis of up to a maximum of $2.975 billion in shares of common stock (the “Offering”). On November 25, 2013, the Company reallocated $400.0 million in shares from its distribution reinvestment plan (the “DRIP”) to the primary portion of the Offering, and on February 18, 2014, the Company reallocated an additional $23.0 million in shares from the DRIP to the primary portion of the Offering. As a result of these reallocations, the Offering offered up to a maximum of approximately 292.3 million shares of common stock at a price of $10.00 per share in the primary portion of the Offering and up to approximately 5.5 million additional shares pursuant to the DRIP under which the Company’s stockholders could have elected to have distributions reinvested in additional shares of common stock at a price of $9.50 per share.
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
In addition, the Company registered 26.0 million shares of common stock under the DRIP pursuant to a Registration Statement filed on Form S-3 (Registration No. 333-192958) (the “DRIP Offering” and collectively with the Offering, the “Offerings”), which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 19, 2013 and automatically became effective with the SEC upon filing. The Company has issued, and expects that it will continue to issue, shares of common stock in the DRIP Offering.
As of June 30, 2014, the Company had issued approximately 300.3 million shares of its common stock in the Offerings, including 2.9 million shares issued in the DRIP Offering, for gross offering proceeds of $3.0 billion before organization and offering costs, selling commissions and dealer manager fees of $305.9 million. As of June 30, 2014, the Company owned 509 properties, which include properties owned through a consolidated joint venture arrangement (the “Consolidated Joint Venture”), comprising 14.7 million rentable square feet of commercial space located in 44 states. As of June 30, 2014, the rentable space at these properties was 99% leased. In addition, through an unconsolidated joint venture arrangement, as of June 30, 2014, the Company had an interest in one property comprising 176,000 rentable square feet of commercial space (the “Unconsolidated Joint Venture”).

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2014

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC regarding interim financial reporting, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2013, and related notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The condensed consolidated unaudited financial statements should also be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.
The condensed consolidated unaudited financial statements include the accounts of the Company, its wholly-owned subsidiaries and the Consolidated Joint Venture in which the Company has a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation.
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
The Company continually evaluates the need to consolidate its joint venture arrangements based on standards set forth in GAAP. In determining whether the Company has a controlling interest in a joint venture arrangement and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, power to make decisions and contractual and substantive participating rights of the partners/members as well as whether the entity is a VIE for which the Company may be the primary beneficiary. As of June 30, 2014, the Company determined that it had a controlling interest in the Consolidated Joint Venture, and, therefore, met the GAAP requirements for consolidation. As of June 30, 2014, the Consolidated Joint Venture held real estate assets with an aggregate book value of $19.2 million. As of June 30, 2014 and December 31, 2013, the Company was not required to consolidate the Unconsolidated Joint Venture as the applicable joint venture entity did not qualify as a VIE and the Company did not meet the control requirement for consolidation.
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
June 30, 2014

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
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the six months ended June 30, 2014 or 2013.
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
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of June 30, 2014 or December 31, 2013.
Allocation of Purchase Price of Real Estate Assets
Upon the acquisition of real properties, the Company allocates the purchase price to acquired tangible assets, consisting of land, buildings and improvements and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases, based in each case on their respective fair values. Acquisition related expenses are expensed as incurred. The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and buildings). The Company obtains an independent appraisal for each real property acquisition. The information in the appraisal, along with any additional information available to the Company’s management, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2014

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
The Company has acquired, and may continue to acquire, certain properties subject to contingent consideration arrangements that may obligate the Company to pay additional consideration to the seller based on the outcome of future events (the “Contingent Payments”). Additionally, the Company may acquire certain properties for which it funds certain contingent consideration amounts into an escrow account pending the outcome of certain future events. The outcome may result in the release of all or a portion of the escrowed funds to the Company or the seller or a combination thereof. Contingent consideration arrangements are based on a predetermined formula and have set time periods regarding the obligation to make future payments, including funds released to the seller from escrow accounts, or the right to receive escrowed funds as set forth in the respective purchase and sale agreement. Contingent consideration arrangements, including amounts funded through an escrow account, are recorded upon acquisition of the respective property at their estimated fair values, and any changes to the estimated fair values, subsequent to acquisition, are reflected in the accompanying condensed consolidated unaudited statements of operations. The determination of the amount of contingent consideration arrangements is based on the probability of several possible outcomes as identified by management.
The Company estimates the fair value of assumed mortgage notes payable based upon indications of current market pricing for similar types of debt financing with similar maturities. Assumed mortgage notes payable are initially recorded at their estimated fair value as of the assumption date, and any difference between such estimated fair value and the mortgage note’s outstanding principal balance is amortized to interest expense over the term of the respective mortgage note payable.
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
Noncontrolling Interest-Redeemable Interest in Consolidated Joint Venture
On June 27, 2014, the Company completed the formation of the Consolidated Joint Venture. Pursuant to the joint venture agreement, the joint venture partner has a right to exercise an option after two years whereby the Company will be required to purchase the ownership interest of the joint venture partner at fair market value. The Company determined it had a controlling interest in the Consolidated Joint Venture and therefore met the GAAP requirements for consolidation. The Company initially recorded the noncontrolling interest at its acquisition-date fair value of $963,000 as temporary equity, in the mezzanine section of the balance sheet, due to the redemption option existing outside the control of the Company.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2014

Investment in Unconsolidated Joint Venture
The Company accounts for its unconsolidated joint venture arrangement using the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over operating and financial policies of this investment. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the Unconsolidated Joint Venture’s earnings and distributions. The Company is required to determine whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of its investment in the Unconsolidated Joint Venture. If an event or change in circumstance has occurred, the Company is required to evaluate the Unconsolidated Joint Venture for potential impairment and determine if the carrying amount of its investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in an Unconsolidated Joint Venture for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. No impairment indicators were identified and no impairment losses were recorded related to the Unconsolidated Joint Venture for the six months ended June 30, 2014. The Company did not own any interests in any joint venture arrangements for the six months ended June 30, 2013.
Restricted Cash and Escrows
The Company had $2.3 million and $2.6 million held by lenders in lockbox accounts as of June 30, 2014 and December 31, 2013, respectively, that was included in restricted cash. As part of certain debt agreements, rents from certain encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess is disbursed to the Company. Also included in restricted cash was $2.6 million and $513,000 held by lenders in escrow accounts for real estate taxes and other lender reserves for certain properties, in accordance with the respective lender’s loan agreement, as of June 30, 2014 and December 31, 2013, respectively. In addition, as of December 31, 2013, $5.1 million of escrowed investor proceeds for which shares of common stock had not been issued was included in restricted cash.
Concentration of Credit Risk
As of June 30, 2014, the Company had cash on deposit, including restricted cash, at nine financial institutions, in all of which the Company had deposits in excess of federally insured levels totaling $483.5 million; however, the Company has not experienced any losses in such accounts. The Company limits significant cash deposits to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
As of June 30, 2014, no single tenant accounted for greater than 10% of the Company’s 2014 gross annualized rental revenues. The Company had certain geographic concentrations in its property holdings. In particular, as of June 30, 2014, 65 of the Company’s properties were located in Texas and 15 of the Company’s properties were located in California, which accounted for 11% and 10%, respectively, of the Company’s 2014 gross annualized rental revenues. In addition, the Company had tenants in the discount store and drugstore industries, which comprised 14% and 11%, respectively, of the Company’s 2014 gross annualized rental revenues.
Derivative Instruments and Hedging Activities
The Company accounts for its derivative instruments at fair value. Accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the designation of the derivative instrument. The change in fair value of the effective portion of the derivative instrument that is designated as a hedge is recorded as other comprehensive income (loss). The changes in fair value for derivative instruments that are not designated as hedges or that do not meet the hedge accounting criteria are recorded as a gain or loss to operations.
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

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2014

Recent Accounting Pronouncements
In April 2014, the U.S. Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which amends the reporting requirements for discontinued operations by updating the definition of a discontinued operation to be a component of an entity that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, resulting in fewer disposals that qualify for discontinued operations reporting; yet, the pronouncement also requires expanded disclosures for discontinued operations. The adoption of ASU 2014-08 did not have a material impact on the Company’s condensed consolidated unaudited financial statements because the Company did not have any discontinued operations.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers, including real estate sales, in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted. The Company does not believe ASU 2014-09, when effective, will have a material impact on the Company’s condensed consolidated unaudited financial statements because the Company currently accounts for real estate sales in a manner that is consistent with ASU 2014-09.
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
Level 2 – Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active (markets with few transactions), inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data correlation or other means (market corroborated inputs).
Level 3 – Unobservable inputs, which are only used to the extent that observable inputs are not available, reflect the Company’s assumptions about the pricing of an asset or liability.
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Cash and cash equivalents and restricted cash – The Company considers the carrying values of these financial assets to approximate fair value because of the short period of time between their origination and their expected realization. These financial assets are considered Level 1.
Notes payable and credit facility – The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. These financial instruments are considered Level 2. As of June 30, 2014, the estimated fair value of the Company’s debt was $743.8 million compared to the carrying value of $747.7 million. As of December 31, 2013, the estimated fair value of the Company’s debt was $682.1 million compared to the carrying value of $696.9 million.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2014

Derivative instruments – The Company’s derivative instruments represent interest rate swaps. All derivative instruments are carried at fair value and are valued using Level 2 inputs. The fair value of these instruments is determined using interest rate market pricing models. The Company includes the impact of credit valuation adjustments on derivative instruments measured at fair value.
Contingent consideration arrangements – The contingent consideration arrangements are carried at fair value and are valued using Level 3 inputs. The fair value of the Contingent Payments is determined based on the estimated timing and probability of successfully leasing vacant space subsequent to the Company’s acquisition of certain properties. During the six months ended June 30, 2014, the Company recorded additional obligations with an aggregate estimated fair value of $5.3 million upon purchase of certain properties. The total estimated fair value of contingent consideration arrangements was $5.8 million and $784,000 as of June 30, 2014 and December 31, 2013, respectively, and is included in the accompanying condensed consolidated unaudited balance sheets in deferred rental income and other liabilities. In addition, during the six months ended June 30, 2014, the Company paid $348,000 to a seller as obligations under certain contingent consideration arrangements were satisfied.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of June 30, 2014, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 (in thousands):

	Balance as of June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps	$(5,219)	$—	$(5,219)	$—
Contingent consideration	(5,778)	—	—	(5,778)
Total liabilities	$(10,997)	$—	$(5,219)	$(5,778)

	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps	$(2,252)	$—	$(2,252)	$—
Contingent consideration	(784)	—	—	(784)
Total liabilities	$(3,036)	$—	$(2,252)	$(784)
NOTE 4 — REAL ESTATE ACQUISITIONS
2014 Property Acquisitions
During the six months ended June 30, 2014, the Company acquired 172 commercial properties, including properties held in the Consolidated Joint Venture, for an aggregate purchase price of $624.0 million (the “2014 Acquisitions”). The Company purchased the 2014 Acquisitions with net proceeds from the Offerings and available borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation (in thousands):

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2014

June 30, 2014
Land	$141,754
Building and improvements	447,413
Acquired in-place leases	38,266
Acquired above market leases	6,011
Acquired below market leases	(8,709)
Fair value adjustment of assumed notes payable	(765)
Total purchase price	$623,970
The Company recorded revenue for the three and six months ended June 30, 2014 of $8.3 million and $11.3 million, respectively, and a net loss for the three and six months ended June 30, 2014 of $6.8 million and $13.4 million, respectively, related to the 2014 Acquisitions.
The following information summarizes selected financial information of the Company as if all of the 2014 Acquisitions were completed on January 1, 2013 for each period presented below. The table below presents the Company’s estimated revenue and net income (loss), on a pro forma basis, for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Pro forma basis:
Revenue	$61,643	$34,860	$122,991	$59,030
Net income (loss)	$17,286	$(12,097)	$35,158	$(35,356)
The pro forma information for the three and six months ended June 30, 2014 was adjusted to exclude $10.1 million and $18.7 million, respectively, of acquisition related expenses recorded during the three and six months ended June 30, 2014. These costs were recognized in the pro forma information for the six months ended June 30, 2013. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2013, nor does it purport to represent the results of future operations.
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
The following information summarizes selected financial information of the Company as if all of the 2013 Acquisitions were completed on January 1, 2012 for each period presented below. The table below presents the Company’s estimated revenue and net income (loss), on a pro forma basis, for the three and six months ended June 30, 2013 and 2012 (in thousands):

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2014

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Pro forma basis:
Revenue	$26,406	$16,540	$52,706	$32,392
Net income (loss)	$6,605	$(293)	$15,234	$(16,849)
The pro forma information for the three and six months ended June 30, 2013 was adjusted to exclude $14.6 million and $20.2 million of acquisition related expenses recorded during the three and six months ended June 30, 2013. These costs were recognized in the pro forma information for the six months ended June 30, 2013. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2012, nor does it purport to represent the results of future operations.
NOTE 5 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risks. The following table summarizes the terms of the Company’s executed swap agreements designated as hedging instruments as of June 30, 2014 and December 31, 2013 (dollars in thousands):

		Outstanding Notional				Fair Value of Liabilities
	Balance Sheet	Amount as of	Interest	Effective	Maturity	June 30,	December 31,
	Location	June 30, 2014	Rates (1)	Dates	Dates	2014	2013
Interest Rate Swaps	Deferred rental income and other liabilities	$338,737	3.36% to 4.75%	6/24/2013 to 8/23/2013	6/24/2018 to 8/24/2020	$(5,219)	$(2,252)

(1)	The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread.
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
The following table summarizes the unrealized losses on the Company’s derivative instruments and hedging activities for the three and six months ended June 30, 2014 (in thousands):

	Amount of Loss Recognized in Other Comprehensive Loss
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2014	2013	2014	2013
Interest Rate Swaps (1)	$(2,296)	$(337)	$(2,967)	$(337)

(1)
There were no portions of the change in the fair value of the interest rate swap agreements that were considered ineffective during the six months ended June 30, 2014. No previously effective portions of the losses that were recorded in accumulated other comprehensive loss during the term of the hedging relationships were reclassified into earnings during the six months ended June 30, 2014.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2014

The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $5.7 million at June 30, 2014. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. During the three and six months ended June 30, 2014, there were no termination events or events of default related to the interest rate swaps.
NOTE 6 — NOTES PAYABLE AND CREDIT FACILITY
As of June 30, 2014, the Company had $747.7 million of debt outstanding, with a weighted average years to maturity of 6.7 years and weighted average interest rate of 3.8%. The following table summarizes the debt balances as of June 30, 2014 and December 31, 2013 and the debt activity for the six months ended June 30, 2014 (in thousands):

		During the Six Months Ended June 30, 2014
	Balance as of December 31, 2013	Debt Issuance and Assumptions	Repayments	Other (1)	Balance as of June 30, 2014
Fixed rate debt	$396,946	$50,214	$(194)	$721	$447,687
Credit facility	300,000	—	—	—	300,000
Total	$696,946	$50,214	$(194)	$721	$747,687

(1)	Represents fair value adjustment of an assumed mortgage note payable, net of amortization.
As of June 30, 2014, the fixed rate debt outstanding of $447.7 million included $38.7 million of variable rate debt subject to interest rate swap agreements, which had the effect of fixing the variable interest rates per annum through the maturity date of the variable rate debt. In addition, the fixed rate debt includes a mortgage note assumed with a face amount of $25.2 million and a fair value of $26.0 million at the date of assumption. The fixed rate debt has interest rates ranging from 3.35% to 4.98% per annum. The debt outstanding matures on various dates from June 2018 through February 2024. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $772.4 million as of June 30, 2014. Each of the mortgage notes payable, comprising the fixed rate debt, is secured by the respective properties on which the debt was placed. Certain notes payable contain covenants, representations, warranties and borrowing conditions customary for similar credit arrangements. These notes also include usual and customary events of default and remedies for agreements of this nature. Based on the Company’s analysis and review of its results of operations and financial condition, the Company believes it was in compliance with the covenants of such notes payable as of June 30, 2014.
The Company has an amended and restated unsecured credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), which provides for borrowings of up to $900.0 million, which includes a $300.0 million unsecured term loan (the “Term Loan”) and up to $600.0 million in unsecured revolving loans (the “Revolving Loans”). The Credit Facility may be increased up to a maximum of $1.25 billion. The Term Loan matures on August 15, 2018 and the Revolving Loans mature on August 15, 2017; however, the Company may elect to extend the maturity date for the Revolving Loans to August 15, 2018 subject to satisfying certain conditions set forth in the amended and restated unsecured credit agreement among the Company and JPMorgan Chase, as administrative agent (the “Amended and Restated Credit Agreement”). Depending upon the type of loan specified and overall leverage ratio, not to exceed 65% (or 60% on or subsequent to August 15, 2014), the Revolving Loans bear interest at one-month, two-month, three-month or six-month LIBOR multiplied by the statutory reserve rate (the “Eurodollar Rate”) plus an interest rate spread ranging from 1.65% to 2.50% (the “Spread”) or a base rate, ranging from 0.65% to 1.50%, plus the greater of: (a) JPMorgan Chase’s Prime Rate; (b) the Federal Funds Effective Rate (as defined in the Amended and Restated Credit Agreement) plus 0.50%; or (c) the Eurodollar Rate plus 1.00%. The Company executed a swap agreement associated with the Term Loan, which had the effect of fixing the variable interest rate per annum on August 15, 2013 through the maturity date of the loan at 1.713% (the “Swap Rate”). The Term Loan bears interest at the Swap Rate plus the Spread, which totaled 3.36% as of June 30, 2014 based on the Company’s leverage ratio. There were no amounts outstanding under the Revolving Loans as of June 30, 2014. As of June 30, 2014, the Company had $300.0 million outstanding under the Credit Facility and $582.9 million available for borrowing based on the underlying collateral pool of $1.4 billion.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2014

The Amended and Restated Credit Agreement contains provisions with respect to covenants, events of default, borrowing conditions and remedies customary for facilities of this nature. In particular, the Amended and Restated Credit Agreement requires the Company to maintain a minimum consolidated net worth of at least $1.9 billion as of June 30, 2014, a leverage ratio less than 65% prior to August 15, 2014 and 60% from and after August 15, 2014, a fixed charge coverage ratio equal to or greater than 1.50, an unsecured debt to unencumbered asset value ratio less than 65% prior to August 15, 2014 and 60% from and after August 15, 2014, an unsecured debt service coverage ratio equal to or greater than 1.75 and a secured debt ratio less than 50% prior to August 15, 2014, 45% from and after August 15, 2014, but prior to August 15, 2016 and 40% from and after August 15, 2016. The Company believes it was in compliance with the covenants under the Amended and Restated Credit Agreement as of June 30, 2014.
NOTE 7 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the six months ended June 30, 2014 and 2013 are as follows (in thousands):

	Six Months Ended June 30,
	2014	2013
Supplemental disclosures of non-cash investing and financing activities:
Distributions declared and unpaid	$15,403	$3,296
Accrued other offering costs due to affiliates	$—	$3,206
Accrued capital expenditures	$2,076	$832
Common stock issued through distribution reinvestment plan	$48,285	$6,660
Net unrealized loss on interest rate swaps	$(2,967)	$(337)
Contingent consideration recorded upon property acquisitions	$5,342	$551
Fair value of mortgage notes assumed in real estate acquisitions at date of assumption	$25,979	$—
Supplemental cash flow disclosures:
Interest paid	$14,387	$5,754
NOTE 8 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. The Company is not aware of any pending legal proceedings of which the outcome is reasonably possible to have a material effect on its results of operations, financial condition or liquidity.
Purchase Commitments
As of June 30, 2014, the Company had entered into purchase agreements with unaffiliated third-party sellers to acquire a 100% interest in 74 retail properties, subject to meeting certain criteria, for an aggregate purchase price of $129.7 million, exclusive of closing costs. As of June 30, 2014, the Company had $7.1 million of property escrow deposits held by escrow agents in connection with these future property acquisitions, of which $6.4 million will be forfeited if the transactions are not completed under certain circumstances. In connection with one of these purchase and sale agreements, the Company is contractually obligated to purchase 25 properties, of which the Company had purchased 16 properties as of June 30, 2014 and expects to purchase the remaining nine properties at a later date. If the remaining nine properties are not purchased, the Company will be obligated to pay the seller $10.0 million. These deposits are included in the accompanying condensed consolidated unaudited balance sheets in property escrow deposits, prepaid expenses and other assets. As of August 11, 2014, none of these escrow deposits had been forfeited.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2014

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
NOTE 9 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred commissions, fees and expenses payable to CR IV Advisors and certain of its affiliates in connection with the Offering and the acquisition, management and disposition of its assets.
Offering
In connection with the Offering, CCC, the Company’s dealer manager, received selling commissions of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. CCC reallowed 100% of selling commissions earned to participating broker-dealers. In addition, CCC received up to 2.0% of gross offering proceeds before reallowance to participating broker-dealers as a dealer manager fee in connection with the primary portion of the Offering. CCC, in its sole discretion, could have reallowed a portion of its dealer manager fee to such participating broker-dealers. No selling commissions or dealer manager fees are or were paid to CCC or other broker-dealers with respect to shares sold pursuant to the DRIP portion of the Offering or the DRIP Offering.
All other organization and offering expenses associated with the sale of the Company’s common stock in the Offering (excluding selling commissions and dealer manager fees) were paid by CR IV Advisors or its affiliates and were reimbursed by the Company up to 2.0% of aggregate gross offering proceeds. A portion of the other organization and offering expenses were considered to be underwriting compensation.
The Company recorded commissions, fees and expense reimbursements as shown in the table below for services provided by CR IV Advisors or its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Offering:
Selling commissions (1)	$(12)	$15,203	$55,902	$25,264
Selling commissions reallowed by CCC	$(12)	$15,203	$55,902	$25,264
Dealer manager fees (1)	$(3)	$4,430	$16,780	$7,376
Dealer manager fees reallowed by CCC	$(3)	$2,428	$9,326	$4,050
Other offering costs	$10	$3,799	$7,271	$6,796

(1)
Selling commissions and dealer manager fees include amounts recouped in connection with cancellations of common stock during the three and six months ended June 30, 2014. These amounts are included in redemptions and net cancellations of common stock in the condensed consolidated unaudited statement of stockholders’ equity.

During the six months ended June 30, 2014, of the amounts shown above, $80.0 million had been paid to CR IV Advisors and its affiliates and no amounts had been incurred, but not yet paid, for services provided by CR IV Advisors or its affiliates in connection with the offering stage of the Offering. During the six months ended June 30, 2013, $36.2 million had been paid to CR IV Advisors and its affiliates, and $3.2 million had been incurred, but not yet paid, for services provided by CR IV Advisors or its affiliates in connection with the offering stage of the Offering.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2014

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
The Company pays CR IV Advisors a monthly advisory fee based upon the Company’s monthly average invested assets, which is equal to the following amounts: (1) an annualized rate of 0.75% paid on the Company’s average invested assets that are between $0 to $2.0 billion; (2) an annualized rate of 0.70% paid on the Company’s average invested assets that are between $2.0 billion to $4.0 billion; and (3) an annualized rate of 0.65% paid on the Company’s average invested assets that are over $4.0 billion.
The Company reimburses CR IV Advisors for the expenses it paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse for any amount by which its operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2.0% of average invested assets, or (2) 25.0% of net income, other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse for personnel costs in connection with services for which CR IV Advisors receives acquisition fees.
The Company recorded fees and expense reimbursements as shown in the table below for services provided by CR IV Advisors or its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Acquisition and Operations:
Acquisition fees and expenses	$7,164	$10,982	$13,151	$14,967
Advisory fees and expenses	$5,267	$2,101	$10,067	$3,290
Operating expenses	$642	$345	$1,782	$851
Of the amounts shown above, $24.5 million and $18.8 million had been paid to CR IV Advisors and its affiliates and $520,000 and $322,000 had been incurred, but not yet paid, for services provided by CR IV Advisors or its affiliates in connection with the acquisition and operations stage during the six months ended June 30, 2014 and 2013, respectively, and the $520,000 incurred but not yet paid as of June 30, 2014 was a liability to the Company as of such date.
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

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2014

During each of the six months ended June 30, 2014 and 2013, no commissions or fees were incurred for any services provided by CR IV Advisors and its affiliates in connection with the liquidation/listing stage.
Due to Affiliates
As of June 30, 2014, $971,000 had been incurred primarily for advisory, operating and acquisition related expenses by CR IV Advisors or its affiliates, but had not yet been reimbursed by the Company and is included in due to affiliates in the condensed consolidated unaudited balance sheet. As of December 31, 2013, $7.5 million had been incurred primarily for offering, advisory, operating and acquisition related expenses by CR IV Advisors or its affiliates, but had not yet been reimbursed by the Company and is included in due to affiliates in the condensed consolidated unaudited balance sheet.
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
NOTE 11 — SUBSEQUENT EVENTS
Issuance of Shares of Common Stock in the DRIP Offering
The Company continues to issue shares of common stock in the DRIP Offering. As of August 11, 2014, the Company had issued approximately 4.9 million shares pursuant to the DRIP Offering, resulting in gross proceeds to the Company of $46.4 million.
Share Redemptions
Subsequent to June 30, 2014 through August 11, 2014, the Company redeemed approximately 294,000 shares for $2.9 million (at an average price per share of $9.78).
Credit Facility
As of August 11, 2014, the Company had $300.0 million outstanding under the Credit Facility and available borrowings of $582.9 million.
Investment in Real Estate Assets
Subsequent to June 30, 2014 through August 11, 2014, the Company acquired 34 commercial real estate properties for an aggregate purchase price of $135.7 million. The acquisitions were funded with net proceeds of the Offerings and available borrowings. Acquisition related expenses totaling $3.5 million were expensed as incurred. The Company has not completed its initial purchase price allocations with respect to these properties and therefore cannot provide the disclosures included for these properties in Note 4 to these condensed consolidated unaudited financial statements.

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
Forward-Looking Statements
Except for historical information, this section contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, discussion and analysis of our financial condition and our subsidiaries, our anticipated capital expenditures, amounts of anticipated cash distributions to our stockholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of our business and industry. Words such as “may,” “will,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” or comparable words, variations and similar expressions are intended to identify forward-looking statements. All statements not based on historical fact are forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or implied in the forward-looking statements.
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Investors are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We make no representation or warranty (express or implied) about the accuracy of any such forward looking statements contained in this Quarterly Report on Form 10-Q. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Quarterly Report on Form 10-Q include, among others, changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, rent relief, inability to obtain new tenants upon the expiration or termination of existing leases, inability to obtain financing or refinance existing debt, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows. The forward looking statements should be read in light of the risk factors identified under “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.
Management’s discussion and analysis of financial condition and results of operations are based upon our condensed consolidated unaudited financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

Overview
We were formed on July 27, 2010, and we elected to be taxed, and currently qualify, as a REIT for federal income tax purposes. We commenced our principal operations on April 13, 2012, when we satisfied the conditions of our escrow agreement and issued approximately 308,000 shares of our common stock. We have no paid employees and are externally advised and managed by CR IV Advisors. As of June 30, 2014, we had issued approximately 300.3 million shares of our common stock in the Offerings for gross offering proceeds of $3.0 billion before offering costs, selling commissions and dealer manager fees of $305.9 million. We intend to use substantially all of the net proceeds from the Offerings to acquire and operate a diverse portfolio of retail and other income-producing commercial properties, which are leased to tenants under long-term leases. We expect that most of the properties will continue to be strategically located throughout the United States and U.S. protectorates and subject to long-term triple net or double net leases, whereby the tenant will be obligated to pay for all or most of the expenses of maintaining the property (including real estate taxes, special assessments and sales and use taxes, utilities, insurance, building repairs and common area maintenance related to the property). We generally intend to hold each property we acquire for an extended period of more than seven years.
On February 7, 2014, ARCP acquired Cole, which, prior to its acquisition, indirectly owned and/or controlled our external advisor, CR IV Advisors, our dealer manager, CCC, our property manager, CREI Advisors, and our sponsor, Cole Capital. As a result of ARCP’s acquisition of Cole, ARCP indirectly owns and/or controls CR IV Advisors, CCC, CREI Advisors and Cole Capital.
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our property indebtedness and acquisition and operating expenses. Rental and other property income accounted for 86% and 89% of our total revenue for the three months ended June 30, 2014 and 2013, respectively, and 86% and 90% of our total revenue for the six months ended June 30, 2014 and 2013, respectively. As 99% of our rentable square feet was under lease as of June 30, 2014 with a weighted average remaining lease term of 12.3 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. CR IV Advisors regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If CR IV Advisors identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property or identifying a possible replacement tenant should the current tenant fail to perform on the lease. In addition, as of June 30, 2014, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate and related assets net of gross intangible lease liabilities, was 26%.
As we acquire additional commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any new indebtedness used to acquire the properties. We may manage our risk of changes in real estate prices on future property acquisitions, when applicable, by entering into purchase agreements and loan commitments simultaneously, or through loan assumption, so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties, or by entering into sale-leaseback transactions. We manage our interest rate risk by monitoring the interest rate environment in connection with our future property acquisitions, when applicable, or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing terms for future acquisitions or refinancing, our results of operations may be adversely affected.

Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments, including the Consolidated Joint Venture. The following table shows the property statistics of our real estate assets as of June 30, 2014 and 2013:

	June 30,
	2014	2013
Number of commercial properties (1)	509	178
Approximate rentable square feet (2)	14.7 million	5.8 million
Percentage of rentable square feet leased	99%	98%

(1)	Excludes a property owned through the Unconsolidated Joint Venture.
(2)	Includes square feet of the buildings on land parcels subject to ground leases.
The following table summarizes our real estate investment activity during the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
Commercial properties acquired	104		57		172		89
Approximate purchase price of acquired properties	$343.5	million	$532.3	million	$624.0	million	$717.7	million
Approximate rentable square feet (1)	2.0	million	2.3	million	3.9	million	3.3	million

(1)	Includes square feet of the buildings on land parcels subject to ground leases.
As shown in the tables above, we owned 509 commercial properties as of June 30, 2014, compared to 178 commercial properties as of June 30, 2013. Accordingly, our results of operations for the three and six months ended June 30, 2014, compared to the three and six months ended June 30, 2013, reflect significant increases in most categories.
Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013
Revenue. Revenue increased $35.1 million to $56.9 million for the three months ended June 30, 2014, compared to $21.8 million for the three months ended June 30, 2013. Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 86% and 89% of total revenue during the three months ended June 30, 2014 and 2013, respectively. We also recorded tenant reimbursement income of $7.8 million related to certain operating expenses paid by us subject to reimbursement by tenants during the three months ended June 30, 2014, compared to $2.4 million during the three months ended June 30, 2013. The increase in revenue was primarily due to the acquisition of 331 rental income-producing properties subsequent to June 30, 2013.
General and Administrative Expenses. General and administrative expenses increased $2.0 million to $3.5 million for the three months ended June 30, 2014, compared to $1.5 million for the three months ended June 30, 2013. The increase was primarily due to increased escrow and trustee fees and operating expense reimbursements to our advisor as a result of an increase in the number of stockholders of record and the acquisition of 331 rental income-producing properties subsequent to June 30, 2013, combined with an increase in operating expense reimbursements to our advisor for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The primary general and administrative expense items are escrow and trustee fees, operating expense reimbursements to our advisor, fees for unused amounts on the Credit Facility and accounting fees.
Property Operating Expenses. Property operating expenses increased $5.9 million to $8.5 million for the three months ended June 30, 2014, compared to $2.6 million for the three months ended June 30, 2013. The increase was primarily due to the acquisition of 331 rental income-producing properties subsequent to June 30, 2013. In addition, the increase was due to the ownership of more properties during the three months ended June 30, 2014 than in the three months ended June 30, 2013, for which we initially pay certain operating expenses and are reimbursed by the tenant in accordance with the respective lease agreements. The primary property operating expense items are property taxes, repairs and maintenance and property related insurance.

Advisory Fees and Expenses. Pursuant to the advisory agreement with CR IV Advisors and based upon the amount of our current invested assets, we are required to pay to CR IV Advisors a monthly advisory fee equal to one-twelfth of 0.75% of the average invested assets that are between $0 to $2.0 billion and a monthly advisory fee equal to one-twelfth of 0.70% of the average invested assets that are between $2.0 billion to $4.0 billion. Additionally, we may be required to reimburse certain expenses incurred by CR IV Advisors in providing such advisory services, subject to limitations as set forth in the advisory agreement. Advisory fees and expenses increased $3.2 million to $5.3 million for the three months ended June 30, 2014, compared to $2.1 million for the three months ended June 30, 2013. The increase was due to an increase in our average invested assets to $2.7 billion during the three months ended June 30, 2014, compared to $966.8 million during the three months ended June 30, 2013.
Acquisition Related Expenses. Acquisition related expenses decreased $4.5 million to $10.1 million for the three months ended June 30, 2014, compared to $14.6 million for the three months ended June 30, 2013. The decrease was primarily due to the acquisition related expenses incurred in connection with the purchase of 104 commercial properties for an aggregate purchase price of $343.5 million during the three months ended June 30, 2014, compared to the purchase of 57 commercial properties for an aggregate purchase price of $532.3 million during the three months ended June 30, 2013.
Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $11.6 million to $18.7 million for the three months ended June 30, 2014, compared to $7.1 million for the three months ended June 30, 2013. The increase was primarily due to an increase in our average invested assets to $2.7 billion during the three months ended June 30, 2014, compared to $966.8 million during the three months ended June 30, 2013.
Interest Expense and Other. Interest expense and other increased $2.0 million to $7.6 million for the three months ended June 30, 2014, compared to $5.6 million for the three months ended June 30, 2013. The increase was primarily due to an increase in the average aggregate amount of debt outstanding to $747.7 million during the three months ended June 30, 2014 from $507.9 million during the three months ended June 30, 2013, as well as an increase to the amortization of deferred financing costs, offset by an increase to equity in income related to the Unconsolidated Joint Venture.
Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013
Revenue. Revenue increased $75.2 million to $108.4 million for the six months ended June 30, 2014, compared to $33.2 million for the six months ended June 30, 2013. Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 86% and 90% of total revenue during the six months ended June 30, 2014 and 2013, respectively. We also recorded tenant reimbursement income of $15.1 million related to certain operating expenses paid by us subject to reimbursement by tenants during the six months ended June 30, 2014, compared to $3.3 million during the six months ended June 30, 2013. The increase in revenue was primarily due to the acquisition of 331 rental income-producing properties subsequent to June 30, 2013.
General and Administrative Expenses. General and administrative expenses increased $3.5 million to $6.0 million for the six months ended June 30, 2014, compared to $2.5 million for the six months ended June 30, 2013. The increase was primarily due to increased escrow and trustee fees and operating expense reimbursements to our advisor as a result of an increase in the number of stockholders of record and the acquisition of 331 rental income-producing properties subsequent to June 30, 2013, combined with an increase in operating expense to our advisor and accounting fees for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The primary general and administrative expense items are escrow and trustee fees, operating expense reimbursements to our advisor, fees for unused amounts on the Credit Facility and accounting fees.
Property Operating Expenses. Property operating expenses increased $12.9 million to $16.5 million for the six months ended June 30, 2014, compared to $3.6 million for the six months ended June 30, 2013. The increase was primarily due to the acquisition of 331 rental income-producing properties subsequent to June 30, 2013. In addition, the increase was due to the ownership of more properties during the six months ended June 30, 2014 than in the six months ended June 30, 2013, for which we initially pay certain operating expenses and are reimbursed by the tenant in accordance with the respective lease agreements. The primary property operating expense items are property taxes, repairs and maintenance and property related insurance.

Advisory Fees and Expenses. Pursuant to the advisory agreement with CR IV Advisors and based upon the amount of our current invested assets, we are required to pay to CR IV Advisors a monthly advisory fee equal to one-twelfth of 0.75% of the average invested assets that are between $0 to $2.0 billion and a monthly advisory fee equal to one-twelfth of 0.70% of the average invested assets that are between $2.0 billion to $4.0 billion. Additionally, we may be required to reimburse certain expenses incurred by CR IV Advisors in providing such advisory services, subject to limitations as set forth in the advisory agreement. Advisory fees and expenses increased $6.8 million to $10.1 million for the six months ended June 30, 2014, compared to $3.3 million for the six months ended June 30, 2013. The increase was due to an increase in our average invested assets to $2.5 billion during the six months ended June 30, 2014, compared to $873.9 million during the six months ended June 30, 2013.
Acquisition Related Expenses. Acquisition related expenses decreased $1.5 million to $18.7 million for the six months ended June 30, 2014, compared to $20.2 million for the six months ended June 30, 2013. The decrease was primarily due to the acquisition related expenses incurred in connection with the purchase of 172 commercial properties for an aggregate purchase price of $624.0 million during the six months ended June 30, 2014, compared to the purchase of 89 commercial properties for an aggregate purchase price of $717.7 million during the six months ended June 30, 2013.
Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $25.1 million to $35.8 million for the six months ended June 30, 2014, compared to $10.7 million for the six months ended June 30, 2013. The increase was primarily due to an increase in our average invested assets to $2.5 billion during the six months ended June 30, 2014, compared to $873.9 million during the six months ended June 30, 2013.
Interest Expense and Other. Interest expense and other increased $6.8 million to $15.2 million for the six months ended June 30, 2014, compared to $8.4 million for the six months ended June 30, 2013. The increase was primarily due to an increase in the average aggregate amount of debt outstanding to $722.3 million during the six months ended June 30, 2014 from $476.0 million during the six months ended June 30, 2013, as well as an increase to the amortization of deferred financing costs, offset by an increase to equity in income related to the Unconsolidated Joint Venture.
Distributions
Our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001712523 per share (which equates to 6.25% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the period commencing on January 1, 2014 and ending on September 30, 2014.
During the six months ended June 30, 2014 and 2013, we paid distributions of $82.4 million and $12.8 million, respectively, including $48.3 million and $6.7 million, respectively, through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the six months ended June 30, 2014 and net cash used in operating activities for the six months ended June 30, 2013 were $36.8 million and $1.7 million, respectively, and reflected a reduction for real estate acquisition related expenses incurred of $18.7 million and $20.2 million, respectively. We treat our real estate acquisition related expenses as funded by proceeds from the Offerings, including proceeds from the DRIP. Therefore, proceeds from the issuance of common stock for the six months ended June 30, 2014 and 2013 are considered a source of our distributions to the extent that real estate acquisition related expenses have reduced net cash flows from operating activities. Our 2014 distributions were funded by net cash provided by operating activities of $36.8 million, or 45%, proceeds from the Offerings, including excess proceeds from the Offerings from prior periods, of $37.6 million, or 46%, and net borrowings of $8.0 million, or 9%. The distributions paid during the six months ended June 30, 2013 were funded by proceeds from the Offering of $12.8 million, or 100%.

Share Redemptions
Our share redemption program permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to significant conditions and limitations. The share redemption program provides that we will redeem shares of our common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. We will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under the DRIP. In addition, we will redeem shares on a quarterly basis, at the rate of approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid. During the six months ended June 30, 2014, we redeemed 457,000 shares under our share redemption program for $4.4 million at an average redemption price of $9.69 per share. As of June 30, 2014, the Company had received valid redemption requests for an additional 289,000 shares, which were redeemed in full subsequent to June 30, 2014 for $2.8 million at an average redemption price of $9.77 per share. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program. We have funded and intend to continue funding share redemptions with proceeds from the DRIP.
Liquidity and Capital Resources
General
Our principal demands for funds are for real estate and real estate-related investments, for the payment of operating expenses and distributions, for the payment of principal and interest on any outstanding indebtedness and to satisfy redemption requests. Generally, we expect to meet cash needs for items other than acquisitions from our cash flows from operations, and we expect to meet cash needs for acquisitions from the net proceeds of the Offerings and from debt financings. The sources of our operating cash flows will primarily be provided by the rental income received from our leased properties. We expect to continue utilize funds from the Offerings and proceeds from secured or unsecured financing to complete future property acquisitions.
As of June 30, 2014, we had cash and cash equivalents of $481.3 million and available borrowings of $582.9 million under the Credit Facility. Additionally, as of June 30, 2014, we had unencumbered properties with a gross book value of $2.0 billion, including $1.4 billion of assets that are part of the Credit Facility’s unencumbered borrowing base (the “Borrowing Base Assets”), which may be used as collateral to secure additional financing in future periods or as additional collateral to facilitate the refinancing of current mortgage debt as it becomes due, subject to certain covenants and leverage and borrowing base restrictions related to the Credit Facility; however, the use of any Borrowing Base Assets as collateral would reduce the available borrowings under the Credit Facility.
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
As of June 30, 2014, we had issued approximately 300.3 million shares of our common stock in the Offerings resulting in gross proceeds of $3.0 billion.
As of June 30, 2014, we had $747.7 million of debt outstanding and the ratio of our debt to gross real estate and related assets, net of gross intangible lease liabilities, was 26%. See Note 6 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.
Our contractual obligations as of June 30, 2014 were as follows (in thousands):

	Payments due by period (1) (2)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments - fixed rate debt (3)	$447,550	$398	$25,054	$486	$421,612
Interest payments - fixed rate debt	157,098	18,552	55,562	17,506	65,478
Principal payments - credit facility (4)	300,000	—	—	300,000	—
Interest payments - credit facility	41,618	10,080	20,160	11,378	—
Total	$946,266	$29,030	$100,776	$329,370	$487,090

(1)	The table does not include amounts due to CR IV Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
As of June 30, 2014, we had $38.7 million of variable rate debt effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our swap agreements to calculate the debt payment obligations in future periods.

(3)
As of June 30, 2014, the fair value adjustment, net of amortization, of mortgage notes assumed was $722,000, which is included in the accompanying condensed consolidated unaudited balance sheets in notes payable and credit facility, but not in the table above. In addition, the fixed rate debt in the table above includes bond obligations assumed in connection with a property acquisition with an aggregate balance of $584,000, which is included in the accompanying condensed consolidated unaudited balance sheets in deferred rental income and other liabilities.

(4)
Payment obligations for the Term Loan outstanding under the Credit Facility are based on the interest rate of 3.36% as of June 30, 2014, which is the rate fixed under the executed swap agreement that had the effect of fixing the variable interest rate per annum through the maturity date of August 2018.

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

As of June 30, 2014, we had entered into purchase agreements with unaffiliated third-party sellers to acquire a 100% interest in 74 retail properties, subject to meeting certain criteria, for an aggregate purchase price of $129.7 million, exclusive of closing costs. As of June 30, 2014, we had $7.1 million of property escrow deposits held by escrow agents in connection with these future property acquisitions, of which $6.4 million will be forfeited if the transactions are not completed under certain circumstances. In connection with one of these purchase and sale agreements, we are contractually obligated to purchase 25 properties, of which we had purchased 16 properties as of June 30, 2014 and we expect to purchase the remaining nine properties at a later time. If the remaining nine properties are not purchased, we will be obligated to pay the seller $10.0 million. These deposits are included in the accompanying condensed consolidated unaudited balance sheets in property escrow deposits, prepaid expenses and other assets. As of August 11, 2014, none of these escrow deposits had been forfeited.
Cash Flow Analysis
Operating Activities. During the six months ended June 30, 2014, net cash provided by operating activities increased $38.5 million to $36.8 million, compared to $1.7 million of net cash used in operating activities for the six months ended June 30, 2013. The change was primarily due to an increase in depreciation and amortization expenses of $24.9 million and an increase in net income of $21.6 million, partially offset by a net decrease in working capital accounts of $7.9 million. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities decreased $136.8 million to $591.4 million for the six months ended June 30, 2014, compared to $728.2 million for the six months ended June 30, 2013. The decrease was primarily due to the acquisition of 172 commercial properties for an aggregate purchase price of $624.0 million, of which $26.0 million was funded through debt assumption, during the six months ended June 30, 2014, compared to the acquisition of 89 commercial properties for an aggregate purchase price of $717.7 million during the six months ended June 30, 2013.
Financing Activities. Net cash provided by financing activities increased $7.1 million to $735.3 million for the six months ended June 30, 2014, compared to $728.2 million for the six months ended June 30, 2013. The change was primarily due to an increase in net proceeds from the issuance of common stock of $422.4 million, partially offset by a decrease in net borrowings on borrowing facilities and notes payable of $378.0 million, an increase in distributions to investors of $28.0 million and a decrease in escrowed investor proceeds of $10.2 million.
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
Subsequent Events
Certain events occurred subsequent to June 30, 2014 through the filing date of this Quarterly Report on Form 10-Q. Refer to Note 11 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation.
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation. There have been no accounting pronouncements issued, but not yet applied by us, that will significantly impact our financial statements.
Off-Balance Sheet Arrangements
As of June 30, 2014 and December 31, 2013, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
In connection with the acquisition of our properties, we have obtained variable rate debt financing through borrowings under the Revolving Loans and therefore may be exposed to changes in LIBOR. As of June 30, 2014, we had no variable rate debt outstanding under the Revolving Loans, and as such, there was no exposure to changes in interest expense per annum. In the future, we may obtain additional variable rate debt financing to fund certain property acquisitions and may be exposed to interest rate changes. Our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. We have entered, and expect to continue to enter, into derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk associated with our variable rate debt. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes. We may also enter into rate lock arrangements to lock interest rates on future borrowings. We may be exposed to credit and market risks including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates.

As of June 30, 2014, we had three interest rate swap agreements outstanding, which mature on various dates from June 2018 through August 2020, with an aggregate notional amount of $338.7 million and an aggregate net fair value of $(5.2) million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of June 30, 2014, an increase of 50 basis points in interest rates would result in a decrease to the fair value of the derivative liability of $6.2 million.
We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2014, were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On August 11, 2010, we sold 20,000 shares of common stock at $10.00 per share to a predecessor of CREInvestments, LLC, which was formerly the indirect owner of CR IV Advisors and our dealer manager. On February 7, 2014, the ownership of such shares was transferred to ARC Properties Operating Partnership, L.P., a direct subsidiary of ARCP, which indirectly owns and/or controls CR IV Advisors and Cole Capital.
On January 26, 2012, pursuant to the Registration Statement, we commenced the Offering of up to a maximum of $2.975 billion in shares of common stock. On April 13, 2012, we issued approximately 308,000 shares of our common stock in the Offering and commenced principal operations. On November 25, 2013, we reallocated $400.0 million in shares from the DRIP to the primary portion of the Offering, and on February 18, 2014, we reallocated an additional $23.0 million in shares from the DRIP to the primary portion of the Offering. As a result of these reallocations, the Offering offered up to a maximum of approximately 292.3 million shares of our common stock to be issued pursuant to the primary portion of the Offering at a price of $10.00 per share and up to approximately 5.5 million additional shares pursuant to the DRIP under which our stockholders could have elected to have distributions reinvested in additional shares of common stock at a price of $9.50 per share.
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
In addition, we registered 26.0 million shares of common stock under the DRIP pursuant to a registration statement filed on Form S-3, which was filed with the SEC on December 19, 2013 and automatically became effective with the SEC upon filing. We have issued, and expect that we will continue to issue, shares of common stock in the DRIP Offering. As of August 11, 2014, we have sold approximately 4.9 million shares in the DRIP Offering for gross offering proceeds of $46.4 million. We did not make any sales of unregistered securities during the six months ended June 30, 2014.
As of June 30, 2014, we had issued approximately 300.3 million shares of our common stock in the Offerings for gross proceeds of $3.0 billion, out of which we paid $256.5 million in selling commissions and dealer manager fees and $49.4 million in organization and offering costs to CR IV Advisors or its affiliates. With the net offering proceeds and indebtedness, we have acquired $2.8 billion in real estate and related assets and incurred acquisition costs of $81.4 million, including $58.6 million in acquisition related fees and expenses to CR IV Advisors and its affiliates.
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

The provisions of the share redemption program in no way limit our ability to repurchase shares from stockholders by any other legally available means for any reason that our board of directors, in its discretion, deems to be in our best interest. During the three months ended June 30, 2014, we redeemed shares, including those due to death, as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2014 - April 30, 2014	—	$—	—	(1)
May 1, 2014 - May 31, 2014	213,806	$9.68	213,806	(1)
June 1, 2014 - June 30, 2014	—	$—	—	(1)
Total	213,806		213,806	(1)

(1)	A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3.	Defaults Upon Senior Securities
No events occurred during the three months ended June 30, 2014 that would require a response to this item.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
No events occurred during the three months ended June 30, 2014 that would require a response to this item.

Item 6.	Exhibits
The exhibits listed on the Exhibit Index (following the signature section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cole Credit Property Trust IV, Inc. (Registrant)

By:	/s/ Gavin B. Brandon
Name:	Gavin B. Brandon
Title:	Senior Vice President of Accounting (Principal Accounting Officer)
Date: August 13, 2014

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1
First Articles of Amendment and Restatement of Cole Credit Property Trust IV, Inc. (Incorporated by reference to Exhibit 3.4 to the Company’s Pre-Effective Amendment No. 5 to Form S-11 (File No. 333-169533), filed January 24, 2012).

3.2	Bylaws of Cole Credit Property Trust IV, Inc. (Incorporated by reference to Exhibit 3.5 to the Company’s Pre-Effective Amendment No. 5 to Form S-11 (File No. 333-169533), filed January 24, 2012).
3.3
Certificate of Correction to the First Articles of Amendment and Restatement of Cole Credit Property Trust IV, Inc. (Incorporated by reference to Exhibit 3.6 to the Company’s Pre-Effective Amendment No. 5 to Form S-11 (File No. 333-169533), filed January 24, 2012).

3.4
Articles of Amendment to First Articles of Amendment and Restatement of Cole Credit Property Trust IV, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 333-169533), filed February 27, 2012).

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

3.7
Second Articles of Amendment to First Articles of Amendment and Restatement of Cole Credit Property Trust IV, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed June 2, 2014).

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

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
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