Form 10-Q
period 2014-09-30
COLE CREDIT PROPERTY TRUST IV, INC.
filed 2014-11-14
CIK 1498547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
As of November 10, 2014, there were 304.0 million shares of common stock, par value $0.01, of Cole Credit Property Trust IV, Inc. outstanding.

COLE CREDIT PROPERTY TRUST IV, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
 (in thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
ASSETS
Investment in real estate assets:
Land	$859,814	$537,714
Buildings and improvements, less accumulated depreciation of $60,683 and $23,377, respectively	2,294,640	1,399,617
Intangible lease assets, less accumulated amortization of $37,210 and $14,498, respectively	360,168	246,601
Total investment in real estate assets, net	3,514,622	2,183,932
Investment in unconsolidated joint venture	19,246	19,124
Total investment in real estate and related assets, net	3,533,868	2,203,056
Assets related to land held for sale	1,759	—
Cash and cash equivalents	85,492	300,574
Restricted cash	5,233	8,193
Rents and tenant receivables, less allowance for doubtful accounts of $191 and $50, respectively	26,414	14,440
Property escrow deposits, prepaid expenses and other assets	10,047	10,942
Escrowed funds for acquisition of real estate investments	70,254	—
Deferred financing costs, less accumulated amortization of $5,968 and $3,580, respectively	12,833	14,444
Total assets	$3,745,900	$2,551,649
LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and credit facility	$1,172,563	$696,946
Accounts payable and accrued expenses	25,229	12,675
Escrowed investor proceeds	—	5,147
Due to affiliates	1,111	7,512
Acquired below market lease intangibles, less accumulated amortization of $6,098 and $2,237, respectively	46,943	37,485
Distributions payable	15,539	10,569
Deferred rental income and other liabilities	20,206	12,859
Liabilities related to land held for sale	22	—
Total liabilities	1,281,613	783,193
Commitments and contingencies
Redeemable common stock and noncontrolling interest	97,367	26,484
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 490,000,000 shares authorized, 302,462,883 and 211,026,672 shares issued and outstanding, respectively	3,025	2,110
Capital in excess of par value	2,607,478	1,850,702
Accumulated distributions in excess of earnings	(241,318)	(108,588)
Accumulated other comprehensive loss	(2,265)	(2,252)
Total stockholders’ equity	2,366,920	1,741,972
Total liabilities and stockholders’ equity	$3,745,900	$2,551,649
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
 (in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Rental and other property income	$56,522	$26,582	$149,870	$56,495
Tenant reimbursement income	8,069	3,744	23,133	7,007
Total revenue	64,591	30,326	173,003	63,502
Expenses:
General and administrative expenses	2,555	2,275	8,546	4,769
Property operating expenses	9,635	4,271	26,131	7,906
Advisory fees and expenses	6,011	3,067	16,078	6,357
Acquisition-related expenses	21,009	10,356	39,755	30,546
Depreciation	14,298	6,346	37,304	13,304
Amortization	7,385	3,459	20,137	7,174
Total operating expenses	60,893	29,774	147,951	70,056
Operating income (loss)	3,698	552	25,052	(6,554)
Other expense:
Interest expense and other	(7,845)	(7,140)	(23,063)	(15,497)
Net (loss) income	(4,147)	(6,588)	1,989	(22,051)
Net income (loss) allocated to noncontrolling interest	9	—	(5)	—
Net (loss) income attributable to the Company	$(4,156)	$(6,588)	$1,994	$(22,051)
Weighted average number of common shares outstanding:
Basic and diluted	301,550,277	96,334,299	288,015,506	63,646,912
Net (loss) income attributable to the Company per common share:
Basic and diluted	$(0.01)	$(0.07)	$0.01	$(0.35)
Distributions declared per common share	$0.16	$0.16	$0.47	$0.47
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net (loss) income	$(4,147)	$(6,588)	$1,989	$(22,051)
Net income (loss) allocated to noncontrolling interest	9	—	(5)	—
Net (loss) income attributable to the Company	(4,156)	(6,588)	1,994	(22,051)
Other comprehensive income (loss):
Unrealized income (loss) on interest rate swaps	2,954	(4,629)	(13)	(4,966)
Total comprehensive (loss) income attributable to the Company	$(1,202)	$(11,217)	$1,981	$(27,017)
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
 (in thousands, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2014	211,026,672	$2,110	$1,850,702	$(108,588)	$(2,252)	$1,741,972
Issuance of common stock	92,098,269	922	913,095	—	—	914,017
Distributions to investors	—	—	—	(134,724)	—	(134,724)
Commissions on stock sales and related dealer manager fees	—	—	(72,706)	—	—	(72,706)
Other offering costs	—	—	(7,271)	—	—	(7,271)
Redemptions and net cancellations of common stock	(662,058)	(7)	(6,419)	—	—	(6,426)
Changes in redeemable common stock	—	—	(69,923)	—	—	(69,923)
Comprehensive income (loss)	—	—	—	1,994	(13)	1,981
Balance, September 30, 2014	302,462,883	$3,025	$2,607,478	$(241,318)	$(2,265)	$2,366,920
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
 (in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$1,989	$(22,051)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	37,304	13,304
Amortization of intangible lease assets and below market lease intangible, net	19,227	7,025
Amortization of deferred financing costs	2,388	2,389
Amortization of fair value adjustments of mortgage notes payable assumed	(73)	—
Bad debt expense	206	34
Equity in income of unconsolidated joint venture	(563)	(154)
Return on investment from unconsolidated joint venture	441	—
Changes in assets and liabilities:
Rents and tenant receivables	(12,180)	(7,082)
Prepaid expenses and other assets	(1,365)	(705)
Accounts payable and accrued expenses	8,931	7,536
Deferred rental income and other liabilities	2,681	3,129
Due to affiliates	(1,464)	100
Net cash provided by operating activities	57,522	3,525
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(1,344,556)	(1,062,809)
Investment in unconsolidated joint venture	—	(18,930)
Escrowed funds for acquisition of real estate investments	(70,254)	—
Payment of property escrow deposits	(6,148)	(21,173)
Refund of property escrow deposits	7,863	14,298
Change in restricted cash	2,960	(5,654)
Net cash used in investing activities	(1,410,135)	(1,094,268)
Cash flows from financing activities:
Proceeds from issuance of common stock	837,668	954,110
Redemptions and cancellations of common stock	(6,426)	(302)
Offering costs on issuance of common stock	(84,914)	(101,880)
Distributions to investors	(53,405)	(11,868)
Proceeds from notes payable and borrowing facilities	450,000	923,842
Repayments of notes payable and borrowing facilities	(289)	(548,490)
Payment of loan deposits	—	(906)
Refund of loan deposits	545	826
Change in escrowed investor proceeds	(5,147)	3,084
Deferred financing costs paid	(777)	(11,997)
Contributions from noncontrolling interests	965	—
Other financing activities	(689)	(239)
Net cash provided by financing activities	1,137,531	1,206,180
Net (decrease) increase in cash and cash equivalents	(215,082)	115,437
Cash and cash equivalents, beginning of period	300,574	13,895
Cash and cash equivalents, end of period	$85,492	$129,332
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
September 30, 2014
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Credit Property Trust IV, Inc. (the “Company”) is a Maryland corporation that was formed on July 27, 2010, which has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes. The Company is the sole general partner of and owns, directly or indirectly, 100% of the partnership interests in Cole Operating Partnership IV, LP, a Delaware limited partnership. The Company is externally managed by Cole REIT Advisors IV, LLC (“CR IV Advisors”), an affiliate of the Company’s sponsor, Cole Capital®, which is a trade name used to refer to a group of affiliated entities directly or indirectly controlled by American Realty Capital Properties, Inc. (“ARCP”), a self-managed publicly traded REIT, organized as a Maryland corporation and listed on The NASDAQ Global Select Market. On February 7, 2014, ARCP acquired Cole Real Estate Investments, Inc. (“Cole”), which, prior to its acquisition, indirectly owned and/or controlled the Company’s external advisor, CR IV Advisors, the Company’s dealer manager, Cole Capital Corporation (“CCC”), the Company’s property manager, CREI Advisors, LLC (“CREI Advisors”), and the Company’s sponsor, Cole Capital. As a result of ARCP’s acquisition of Cole, ARCP indirectly owns and/or controls CR IV Advisors, CCC, CREI Advisors and Cole Capital.
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
As of September 30, 2014, the Company had issued approximately 303.2 million shares of its common stock in the Offerings, including 5.9 million shares issued in the DRIP Offering, for gross offering proceeds of $3.0 billion before organization and offering costs, selling commissions and dealer manager fees of $306.0 million. As of September 30, 2014, the Company owned 671 properties, which include properties owned through a consolidated joint venture arrangement (the “Consolidated Joint Venture”), comprising 17.9 million rentable square feet of commercial space located in 45 states. As of September 30, 2014, the rentable space at these properties was 99% leased. In addition, through an unconsolidated joint venture arrangement, as of September 30, 2014, the Company had an interest in one property comprising 176,000 rentable square feet of commercial space (the “Unconsolidated Joint Venture”).

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2014

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
The Company continually evaluates the need to consolidate its joint venture arrangements based on standards set forth in GAAP. In determining whether the Company has a controlling interest in a joint venture arrangement and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, power to make decisions and contractual and substantive participating rights of the partners/members as well as whether the entity is a VIE for which the Company may be the primary beneficiary. As of September 30, 2014, the Company determined that it had a controlling interest in the Consolidated Joint Venture, and, therefore, met the GAAP requirements for consolidation. As of September 30, 2014, the Consolidated Joint Venture held real estate assets with an aggregate book value of $19.1 million. As of September 30, 2014 and December 31, 2013, the Company was not required to consolidate the Unconsolidated Joint Venture as the applicable joint venture entity did not qualify as a VIE and the Company did not meet the control requirement for consolidation.
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

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2014

Investment in and Valuation of Real Estate Assets
Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition, excluding acquisition-related expenses, construction and any tenant improvements, major improvements and betterments that extend the useful life of the real estate assets and leasing costs. All repairs and maintenance are expensed as incurred.
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
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the nine months ended September 30, 2014 or 2013.
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
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. During the nine months ended September 30, 2014, the Company identified one land parcel as held for sale, which was sold subsequent to September 30, 2014, as discussed in Note 11 to these condensed consolidated unaudited financial statements. No assets were identified as held for sale as of December 31, 2013.
Allocation of Purchase Price of Real Estate Assets
Upon the acquisition of real properties, the Company allocates the purchase price to acquired tangible assets, consisting of land, buildings and improvements and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases, based in each case on their respective fair values. Acquisition-related expenses are expensed as incurred. The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and buildings). The Company obtains an independent appraisal for each real property acquisition. The information in the appraisal, along with any additional information available to the Company’s management, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2014

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
September 30, 2014

Investment in Unconsolidated Joint Venture
The Company accounts for its unconsolidated joint venture arrangement using the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over operating and financial policies of this investment. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the Unconsolidated Joint Venture’s earnings and distributions. The Company is required to determine whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of its investment in the Unconsolidated Joint Venture. If an event or change in circumstance has occurred, the Company is required to evaluate the Unconsolidated Joint Venture for potential impairment and determine if the carrying amount of its investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in an Unconsolidated Joint Venture for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. No impairment indicators were identified and no impairment losses were recorded related to the Unconsolidated Joint Venture for the nine months ended September 30, 2014. The Company did not own any interests in any joint venture arrangements for the nine months ended September 30, 2013.
Restricted Cash and Escrows
The Company had $2.0 million and $2.6 million held by lenders in lockbox accounts as of September 30, 2014 and December 31, 2013, respectively, that was included in restricted cash. As part of certain debt agreements, rents from certain encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess is disbursed to the Company. Also included in restricted cash was $3.2 million and $513,000 held by lenders in escrow accounts for real estate taxes and other lender reserves for certain properties, in accordance with the respective lender’s loan agreement, as of September 30, 2014 and December 31, 2013, respectively. In addition, as of December 31, 2013, $5.1 million of escrowed investor proceeds for which shares of common stock had not been issued was included in restricted cash.
Concentration of Credit Risk
As of September 30, 2014, the Company had cash on deposit, including restricted cash, at nine financial institutions, in all of which the Company had deposits in excess of federally insured levels totaling $88.1 million; however, the Company has not experienced any losses in such accounts. The Company limits significant cash deposits to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
As of September 30, 2014, no single tenant accounted for greater than 10% of the Company’s 2014 gross annualized rental revenues. The Company had certain geographic concentrations in its property holdings. In particular, as of September 30, 2014, 74 of the Company’s properties were located in California and 85 of the Company’s properties were located in Texas, which accounted for 13% and 11%, respectively, of the Company’s 2014 gross annualized rental revenues. In addition, the Company had tenants in the discount store industry, which comprised 15% of the Company’s 2014 gross annualized rental revenues.
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

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2014

Recent Accounting Pronouncements
In April 2014, the U.S. Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which amends the reporting requirements for discontinued operations by updating the definition of a discontinued operation to be a component of an entity that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, resulting in fewer disposals that qualify for discontinued operations reporting; yet, the pronouncement also requires expanded disclosures for discontinued operations. The adoption of ASU 2014-08 did not have a material impact on the Company’s condensed consolidated unaudited financial statements because the Company did not have any discontinued operations.
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
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. ASU 2014-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early application permitted. The Company does not believe ASU 2014-15, when effective, will have a material impact on the Company’s condensed consolidated unaudited financial statements because the Company currently does not have any conditions that give rise to substantial doubt about its ability to continue as a going concern.
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

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2014

Notes payable and credit facility – The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. These financial instruments are considered Level 2. As of September 30, 2014, the estimated fair value of the Company’s debt was $1.2 billion which approximated the carrying value. As of December 31, 2013, the estimated fair value of the Company’s debt was $682.1 million compared to the carrying value of $696.9 million.
Derivative instruments – The Company’s derivative instruments represent interest rate swaps. All derivative instruments are carried at fair value and are valued using Level 2 inputs. The fair value of these instruments is determined using interest rate market pricing models. The Company includes the impact of credit valuation adjustments on derivative instruments measured at fair value.
Contingent consideration arrangements – The contingent consideration arrangements are carried at fair value and are valued using Level 3 inputs. The fair value of the Contingent Payments is determined based on the estimated timing and probability of successfully leasing vacant space subsequent to the Company’s acquisition of certain properties. During the nine months ended September 30, 2014, the Company recorded additional obligations with an aggregate estimated fair value of $5.3 million upon purchase of certain properties. The total estimated fair value of contingent consideration arrangements was $5.4 million and $784,000 as of September 30, 2014 and December 31, 2013, respectively, and is included in the accompanying condensed consolidated unaudited balance sheets in deferred rental income and other liabilities. In addition, during the nine months ended September 30, 2014, the Company paid $689,000 to a seller as obligations under certain contingent consideration arrangements were satisfied.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of September 30, 2014, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 (in thousands):

	Balance as of September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps	$(2,265)	$—	$(2,265)	$—
Contingent consideration	(5,437)	—	—	(5,437)
Total liabilities	$(7,702)	$—	$(2,265)	$(5,437)

	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps	$(2,252)	$—	$(2,252)	$—
Contingent consideration	(784)	—	—	(784)
Total liabilities	$(3,036)	$—	$(2,252)	$(784)
NOTE 4 — REAL ESTATE ACQUISITIONS
2014 Property Acquisitions
During the nine months ended September 30, 2014, the Company acquired 334 commercial properties, including properties held in the Consolidated Joint Venture, for an aggregate purchase price of $1.3 billion (the “2014 Acquisitions”).

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2014

The Company purchased the 2014 Acquisitions with net proceeds from the Offerings and available borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation for acquisitions purchased during the nine months ended September 30, 2014 (in thousands):

2014 Acquisitions
Land	$298,370
Building and improvements	928,198
Acquired in-place leases	122,822
Acquired above market leases	13,110
Acquired below market leases	(13,319)
Fair value adjustment of assumed notes payable	(765)
Total purchase price	$1,348,416
The Company recorded revenue for the three and nine months ended September 30, 2014 of $16.8 million and $28.0 million, respectively, and a net loss for the three and nine months ended September 30, 2014 of $14.5 million and $27.5 million, respectively, related to the 2014 Acquisitions.
The following information summarizes selected financial information of the Company as if all of the 2014 Acquisitions were completed on January 1, 2013 for each period presented below. The table below presents the Company’s estimated revenue and net income (loss), on a pro forma basis, for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Pro forma basis:
Revenue	$78,302	$60,789	$235,678	$154,195
Net income (loss)	$26,537	$1,873	$79,726	$(36,451)
The pro forma information for the three and nine months ended September 30, 2014 was adjusted to exclude $21.0 million and $39.8 million, respectively, of acquisition-related expenses recorded during the three and nine months ended September 30, 2014. These costs were recognized in the pro forma information for the nine months ended September 30, 2013. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2013, nor does it purport to represent the results of future operations.
2014 Development Project
During the nine months ended September 30, 2014, the Company acquired one land parcel, upon which a 1.6 million square foot industrial property is expected to be constructed. The land acquired for an aggregate amount of $23.9 million is included in land on the accompanying condensed consolidated unaudited balance sheet, and excluded from the 2014 Acquisitions. As of September 30, 2014, the Company has committed to invest an estimated amount of $103.4 million related to the development project.
Escrowed Funds for Acquisition of Real Estate Investments
In anticipation of closing on two properties during the nine months ended September 30, 2014, the Company funded $70.3 million to an escrow account on September 30, 2014. One of the properties closed and the title was transfered subsequent to September 30, 2014. The remaining property is expected to be acquired in November 2014 for $2.8 million. As of September 30, 2014, $70.3 million was included in escrowed funds for acquisition of real estate investments on the condensed consolidated unaudited balance sheets.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2014

Investment in Unconsolidated Joint Venture
During the nine months ended September 30, 2013, the Company acquired an interest in the Unconsolidated Joint Venture for $18.9 million. The table below presents the summarized activity of the Company’s investment in the Unconsolidated Joint Venture for the nine months ended September 30, 2014 (in thousands):

Investment balance, January 1, 2014	$19,124
Equity in income	563
Distributions	(441)
Investment Balance, September 30, 2014	$19,246
Condensed combined financial information of the Unconsolidated Joint Venture is as follows:
Condensed Consolidated Balance Sheets for the Unconsolidated Joint Venture
(Dollar amounts in thousands)

	September 30, 2014	December 31, 2013
ASSETS
Investment in real estate and related assets, net	$20,818	$21,496
Cash and cash equivalents	676	164
Rents and tenant receivables, net	346	118
Other assets	67	7
Total assets	$21,907	$21,785
LIABILITIES AND MEMBERS’ EQUITY
Accounts payable and accrued expenses	$100	$47
Acquired below market lease intangibles, net	802	883
Other liabilities	112	97
Members’ equity	20,893	20,758
Total liabilities and members’ equity	$21,907	$21,785
Condensed Consolidated Statements of Operations for the Unconsolidated Joint Venture
(Dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Rental and tenant reimbursement income	$595	$494	$1,754	$494
Property operating expenses	(191)	(117)	(576)	(117)
Acquisition-related expenses and organization fees	—	(54)	(1)	(54)
Depreciation and amortization	(173)	(151)	(552)	(151)
Net income	$231	$172	$625	$172
2013 Property Acquisitions
During the nine months ended September 30, 2013, the Company acquired 151 commercial properties for an aggregate purchase price of $1.1 billion (the “2013 Acquisitions”). The Company purchased the 2013 Acquisitions with net proceeds from the Offering and available borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation for acquisitions purchased during the nine months ended September 30, 2013 (in thousands):

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2014

2013 Acquisitions
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
The following information summarizes selected financial information of the Company as if all of the 2013 Acquisitions were completed on January 1, 2012 for each period presented below. The table below presents the Company’s estimated revenue and net income (loss), on a pro forma basis, for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Pro forma basis:
Revenue	$48,449	$39,718	$143,509	$114,464
Net income (loss)	$23,786	$16,163	$81,765	$31,664
The pro forma information for the three and nine months ended September 30, 2013 was adjusted to exclude $10.4 million and $30.5 million, respectively, of acquisition-related expenses recorded during the three and nine months ended September 30, 2013. These costs were recognized in the pro forma information for the nine months ended September 30, 2012. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2012, nor does it purport to represent the results of future operations.
NOTE 5 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risks. The following table summarizes the terms of the Company’s executed swap agreements designated as hedging instruments as of September 30, 2014 and December 31, 2013 (dollars in thousands):

		Outstanding Notional				Fair Value of Liabilities
	Balance Sheet	Amount as of	Interest	Effective	Maturity	September 30,	December 31,
	Location	September 30, 2014	Rates (1)	Dates	Dates	2014	2013
Interest Rate Swaps	Deferred rental income and other liabilities	$338,737	3.36% to 4.75%	6/24/2013 to 8/23/2013	6/24/2018 to 8/24/2020	$(2,265)	$(2,252)

(1)	The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread.
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
The following table summarizes the unrealized losses on the Company’s derivative instruments and hedging activities for the three and nine months ended September 30, 2014 (in thousands):

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2014

	Amount of Income (Loss) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2014	2013	2014	2013
Interest Rate Swaps (1)	$2,954	$(4,629)	$(13)	$(4,966)

(1)
There were no portions of the change in the fair value of the interest rate swap agreements that were considered ineffective during the nine months ended September 30, 2014. No previously effective portions of the losses that were recorded in accumulated other comprehensive loss during the term of the hedging relationships were reclassified into earnings during the nine months ended September 30, 2014.

The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $2.8 million at September 30, 2014. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. During the three and nine months ended September 30, 2014, there were no termination events or events of default related to the interest rate swaps.
NOTE 6 — NOTES PAYABLE AND CREDIT FACILITY
As of September 30, 2014, the Company had $1.2 billion of debt outstanding, with a weighted average years to maturity of 5.16 years and weighted average interest rate of 3.1%. The following table summarizes the debt balances as of September 30, 2014 and December 31, 2013 and the debt activity for the nine months ended September 30, 2014 (in thousands):

		During the Nine Months Ended September 30, 2014
	Balance as of December 31, 2013	Debt Issuance and Assumptions	Repayments	Other (1)	Balance as of September 30, 2014
Fixed rate debt	$396,946	$50,214	$(289)	$692	$447,563
Credit facility	300,000	425,000	—	—	725,000
Total	$696,946	$475,214	$(289)	$692	$1,172,563

(1)	Represents fair value adjustment of an assumed mortgage note payable, net of amortization.
As of September 30, 2014, the fixed rate debt outstanding of $447.6 million included $38.7 million of variable rate debt subject to interest rate swap agreements, which had the effect of fixing the variable interest rates per annum through the maturity date of the variable rate debt. In addition, the fixed rate debt includes a mortgage note assumed with a face amount of $25.2 million and a fair value of $26.0 million at the date of assumption. The fixed rate debt has interest rates ranging from 3.35% to 4.98% per annum. The debt outstanding matures on various dates from June 2018 through February 2024. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $773.4 million as of September 30, 2014. Each of the mortgage notes payable, comprising the fixed rate debt, is secured by the respective properties on which the debt was placed. Certain notes payable contain covenants, representations, warranties and borrowing conditions customary for similar credit arrangements. These notes also include usual and customary events of default and remedies for agreements of this nature. Based on the Company’s analysis and review of its results of operations and financial condition, the Company believes it was in compliance with the covenants of such notes payable as of September 30, 2014.
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

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2014

Depending upon the type of loan specified and overall leverage ratio, not to exceed 65% (or 60% on or subsequent to August 15, 2014), the Revolving Loans bear interest at one-month, two-month, three-month or six-month LIBOR multiplied by the statutory reserve rate (the “Eurodollar Rate”) plus an interest rate spread ranging from 1.65% to 2.50% (the “Spread”) or a base rate, ranging from 0.65% to 1.50%, plus the greater of: (a) JPMorgan Chase’s Prime Rate; (b) the Federal Funds Effective Rate (as defined in the Amended and Restated Credit Agreement) plus 0.50%; or (c) the Eurodollar Rate plus 1.00%. The Company executed a swap agreement associated with the Term Loan, which had the effect of fixing the variable interest rate per annum on August 15, 2013 through the maturity date of the loan at 1.713% (the “Swap Rate”). The Term Loan bears interest at the Swap Rate plus the Spread, which totaled 3.36% as of September 30, 2014 based on the Company’s leverage ratio and the Revolving Loans had an interest rate of 1.80% as of September 30, 2014. As of September 30, 2014, the Company had $725.0 million outstanding under the Credit Facility and $175.0 million available for borrowing based on the underlying collateral pool of $1.6 billion.
The Amended and Restated Credit Agreement contains provisions with respect to covenants, events of default, borrowing conditions and remedies customary for facilities of this nature. In particular, the Amended and Restated Credit Agreement requires the Company to maintain a minimum consolidated net worth of at least $2.0 billion as of September 30, 2014, a leverage ratio less than 60%, a fixed charge coverage ratio equal to or greater than 1.50, an unsecured debt to unencumbered asset value ratio less than 60%, an unsecured debt service coverage ratio equal to or greater than 1.75 and a secured debt ratio less than 45% prior to August 15, 2016 and 40% from and after August 15, 2016. The Company believes it was in compliance with the covenants under the Amended and Restated Credit Agreement as of September 30, 2014.
NOTE 7 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the nine months ended September 30, 2014 and 2013 are as follows (in thousands):

	Nine Months Ended September 30,
	2014	2013
Supplemental disclosures of non-cash investing and financing activities:
Distributions declared and unpaid	$15,539	$6,002
Accrued other offering costs due to affiliates	$—	$4,040
Accrued capital expenditures	$5,405	$1,928
Accrued deferred financing costs	$—	$16
Common stock issued through distribution reinvestment plan	$76,349	$13,402
Net unrealized loss on interest rate swaps	$(13)	$(4,966)
Contingent consideration recorded upon property acquisitions	$5,342	$553
Fair value of mortgage notes assumed in real estate acquisitions at date of assumption	$25,979	$—
Supplemental cash flow disclosures:
Interest paid	$21,366	$10,950

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2014

NOTE 8 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. The Company is not aware of any pending legal proceedings of which the outcome is reasonably possible to have a material effect on its results of operations, financial condition or liquidity.
Purchase Commitments
As of September 30, 2014, the Company had entered into purchase agreements with unaffiliated third-party sellers to acquire a 100% interest in 62 retail properties, subject to meeting certain criteria, for an aggregate purchase price of $145.2 million, exclusive of closing costs. As of September 30, 2014, the Company had $6.8 million of property escrow deposits held by escrow agents in connection with these future property acquisitions, all of which will be forfeited if the transactions are not completed under certain circumstances. In connection with one of these purchase and sale agreements, the Company is contractually obligated to purchase 25 properties, of which the Company had purchased 21 properties as of September 30, 2014 and expects to purchase the remaining four properties at a later date. If the remaining four properties are not purchased, the Company will be obligated to pay the seller $10.0 million. These deposits are included in the accompanying condensed consolidated unaudited balance sheets in property escrow deposits, prepaid expenses and other assets. As of November 10, 2014, none of these escrow deposits had been forfeited.
Environmental Matters
In connection with the ownership and operation of real estate, the Company potentially may be liable for costs and damages related to environmental matters. The Company owns certain properties that are subject to environmental remediation. In each case, the seller of the property, the tenant of the property and/or another third party has been identified as the responsible party for environmental remediation costs related to the respective property. Additionally, in connection with the purchases of certain of the properties, the respective sellers and/or tenants have indemnified the Company against future remediation costs. In addition, the Company carries environmental liability insurance on its properties that provides limited coverage for remediation liability and pollution liability for third-party bodily injury and property damage claims. Accordingly, the Company does not believe that it is reasonably possible that the environmental matters identified at such properties will have a material effect on its results of operations, financial condition or liquidity, nor is it aware of any environmental matters at other properties which it believes are reasonably possible to have a material effect on its results of operations, financial condition or liquidity.
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
September 30, 2014

The Company recorded commissions, fees and expense reimbursements as shown in the table below for services provided by CR IV Advisors or its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Offering:
Selling commissions (1)	$—	$40,559	$55,902	$65,823
Selling commissions reallowed by CCC	$—	$40,559	$55,902	$65,823
Dealer manager fees (1)	$—	$11,724	$16,780	$19,100
Dealer manager fees reallowed by CCC	$—	$6,552	$9,326	$10,602
Other offering costs	$—	$11,827	$7,271	$19,336

(1)
Selling commissions and dealer manager fees are reduced by amounts recouped in connection with cancellations of common stock during the three and nine months ended September 30, 2014. These amounts are included in redemptions and net cancellations of common stock in the condensed consolidated unaudited statement of stockholders’ equity.

During the nine months ended September 30, 2014, of the amounts shown above, $80.0 million had been paid to CR IV Advisors and its affiliates and no amounts had been incurred, but not yet paid, for services provided by CR IV Advisors or its affiliates in connection with the offering stage of the Offering. During the nine months ended September 30, 2013, $100.3 million had been paid to CR IV Advisors and its affiliates, and $4.0 million had been incurred, but not yet paid, for services provided by CR IV Advisors or its affiliates in connection with the offering stage of the Offering.
Acquisitions and Operations
CR IV Advisors or its affiliates also receive acquisition fees of up to 2.0% of: (1) the contract purchase price of each property or asset the Company acquires; (2) the amount paid in respect of the development, construction or improvement of each asset the Company acquires; (3) the purchase price of any loan the Company acquires; and (4) the principal amount of any loan the Company originates. Additionally, CR IV Advisors or its affiliates are reimbursed for acquisition-related expenses incurred in the process of acquiring properties, so long as the total acquisition fees and expenses relating to the transaction do not exceed 6.0% of the contract purchase price.
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
The Company recorded fees and expense reimbursements as shown in the table below for services provided by CR IV Advisors or its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Acquisition and Operations:
Acquisition fees and expenses	$16,948	$7,300	$30,099	$22,267
Advisory fees and expenses	$6,011	$3,067	$16,078	$6,357
Operating expenses	$731	$992	$2,513	$1,843

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2014

Of the amounts shown above, $47.6 million and $29.9 million had been paid to CR IV Advisors and its affiliates and $1.1 million and $596,000 had been incurred, but not yet paid, for services provided by CR IV Advisors or its affiliates in connection with the acquisition and operations stage during the nine months ended September 30, 2014 and 2013, respectively, and the $1.1 million incurred but not yet paid as of September 30, 2014 was a liability to the Company as of such date.
Liquidation/Listing
If CR IV Advisors or its affiliates provide a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of properties, the Company will pay CR IV Advisors or its affiliates a disposition fee in an amount equal to up to one-half of the brokerage commission paid on the sale of the property, not to exceed 1.0% of the contract price of the property sold; provided, however, in no event may the disposition fee paid to CR IV Advisors or its affiliates, when added to the real estate commissions paid to unaffiliated third parties, exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price.
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
During each of the nine months ended September 30, 2014 and 2013, no commissions or fees were incurred for any services provided by CR IV Advisors and its affiliates in connection with the liquidation/listing stage.
Due to Affiliates
As of September 30, 2014, $1.1 million had been incurred primarily for advisory, operating and acquisition-related expenses by CR IV Advisors or its affiliates, but had not yet been reimbursed by the Company and is included in due to affiliates in the condensed consolidated unaudited balance sheet. As of December 31, 2013, $7.5 million had been incurred primarily for offering, advisory, operating and acquisition-related expenses by CR IV Advisors or its affiliates, but had not yet been reimbursed by the Company and is included in due to affiliates in the condensed consolidated unaudited balance sheet.
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
NOTE 11 — SUBSEQUENT EVENTS
ARCP/RCAP Agreement
On September 30, 2014, an affiliate of ARCP entered into a definitive agreement (the “RCAP Agreement”) with RCS Capital Corporation (“RCAP”) pursuant to which RCAP would acquire Cole Capital. The acquisition would include CR IV Advisors and CCC. Despite the indirect change of control that would occur for the Company’s advisor, dealer manager and sponsor upon consummation of the transaction contemplated by the RCAP Agreement, such entities are expected to continue to serve in their respective capacities to the Company following the transaction.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2014

The RCAP Agreement contemplates a strategic arrangement by which an indirect wholly-owned subsidiary of ARCP would act as sub-advisor (the “Sub-advisor”) to, and acquire and property manage real estate assets for, the non-traded real estate investment trusts sponsored by Cole Capital, including the Company, after completion of the transaction. As set forth in the RCAP Agreement, the Sub-advisor and RCAP (by way of its ownership of the Company’s advisor) would equally share the acquisition and advisory fees and expenses currently provided pursuant to the Company’s advisory agreement. In addition, the Sub-advisor would receive a portion of any disposition and incentive fees that may later become due to RCAP for advising the Company. The Sub-advisor would also receive all acquisition fees and expenses for property acquisitions under any purchase and sale agreement or letter of intent executed on or prior to September 30, 2014. All fees and expenses payable to RCAP or the Sub-advisor under the sub-advisory arrangement would be limited to the total amounts payable to the Company’s advisor under the advisory agreement, which would not change as a result of this arrangement. The completion of the transaction contemplated by the RCAP Agreement is subject to various closing conditions.
On October 22, 2014, CR IV Advisors entered into an interim sub-advisory agreement (the “Interim Agreement”) with RCAP Cole REIT Advisors IV, LLC, a subsidiary of RCAP (the “RCAP Sub-advisor”), in connection with the first closing under the RCAP Agreement. Pursuant to the Interim Agreement, the RCAP Sub-advisor will use commercially reasonable best efforts to manage and supervise the operations and administration of the Company, other than the acquisition, operation and disposition of the Company’s assets, pending the final closing under the RCAP Agreement. The Interim Agreement provides for substantially the same allocation of advisory services and compensation as contemplated under the RCAP agreement.
On November 3, 2014, RCAP publicly announced that it had notified ARCP of its purported termination of the RCAP Agreement, and that the RCAP Sub-advisor would not act as sub-advisor with respect to the Company. Also on November 3, 2014, ARCP publicly announced that it had informed RCAP that RCAP’s attempt to terminate the RCAP Agreement constitutes a breach of the RCAP Agreement.
On November 11, 2014, ARCP filed a complaint in the Court of Chancery of the State of Delaware against RCAP alleging that RCAP’s attempt to terminate the RCAP Agreement constitutes a breach of the RCAP Agreement and seeking, among other things, specific performance of the RCAP Agreement or, in the alternative, money damages.
Issuance of Shares of Common Stock in the DRIP Offering
The Company continues to issue shares of common stock in the DRIP Offering. As of November 10, 2014, the Company had issued approximately 7.8 million shares pursuant to the DRIP Offering, resulting in gross proceeds to the Company of $74.5 million.
Share Redemptions
Subsequent to September 30, 2014 through November 10, 2014, the Company redeemed approximately 451,000 shares for $4.4 million (at an average price per share of $9.81).
Credit Facility
As of November 10, 2014, the Company had $814.0 million outstanding under the Credit Facility and available borrowings of $86.0 million.
Investment in Real Estate Assets
Subsequent to September 30, 2014 through November 10, 2014, the Company acquired 33 commercial real estate properties and one land parcel for an aggregate purchase price of $170.0 million. The acquisitions were funded with net proceeds of the Offerings and available borrowings. Acquisition-related expenses totaling $4.7 million were expensed as incurred. The Company has not completed its initial purchase price allocations with respect to these properties and therefore cannot provide the disclosures included for these properties in Note 4 to these condensed consolidated unaudited financial statements.
Land Disposition
Subsequent to September 30, 2014, the Company sold one undeveloped land parcel for a gross sales price of $1.9 million, resulting in net cash proceeds of $1.8 million to the Company and a loss of $157,000. As of September 30, 2014, the land was considered held for sale, as discussed in Note 2 to these condensed consolidated unaudited financial statements.

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
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Investors are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Quarterly Report on Form 10-Q include, among others, changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, rent relief, inability to obtain new tenants upon the expiration or termination of existing leases, inability to obtain financing or refinance existing debt, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows. The forward looking statements should be read in light of the risk factors identified under “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.
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

Overview
We were formed on July 27, 2010, and we elected to be taxed, and currently qualify, as a REIT for federal income tax purposes. We commenced our principal operations on April 13, 2012, when we satisfied the conditions of our escrow agreement and issued approximately 308,000 shares of our common stock. We have no paid employees and are externally advised and managed by CR IV Advisors. As of September 30, 2014, we had issued approximately 303.2 million shares of our common stock in the Offerings for gross offering proceeds of $3.0 billion before offering costs, selling commissions and dealer manager fees of $306.0 million. We intend to use substantially all of the net proceeds from the Offerings to acquire and operate a diverse portfolio of retail and other income-producing commercial properties, which are leased to tenants under long-term leases. We expect that most of the properties will continue to be strategically located throughout the United States and U.S. protectorates and subject to long-term triple net or double net leases, whereby the tenant will be obligated to pay for all or most of the expenses of maintaining the property (including real estate taxes, special assessments and sales and use taxes, utilities, insurance, building repairs and common area maintenance related to the property). We generally intend to hold each property we acquire for an extended period of more than seven years.
On February 7, 2014, ARCP acquired Cole, which, prior to its acquisition, indirectly owned and/or controlled our external advisor, CR IV Advisors, our dealer manager, CCC, our property manager, CREI Advisors, and our sponsor, Cole Capital. As a result of ARCP’s acquisition of Cole, ARCP indirectly owns and/or controls CR IV Advisors, CCC, CREI Advisors and Cole Capital.
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our property indebtedness and acquisition and operating expenses. Rental and other property income accounted for 88% of our total revenue for both the three months ended September 30, 2014 and 2013, respectively, and 87% and 89% of our total revenue for the nine months ended September 30, 2014 and 2013, respectively. As 99% of our rentable square feet was under lease as of September 30, 2014 with a weighted average remaining lease term of 12 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. CR IV Advisors regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If CR IV Advisors identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property or identifying a possible replacement tenant should the current tenant fail to perform on the lease. In addition, as of September 30, 2014, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate and related assets net of gross intangible lease liabilities, was 33%.
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

Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments, including the Consolidated Joint Venture. The following table shows the property statistics of our real estate assets as of September 30, 2014 and 2013:

	September 30,
	2014	2013
Number of commercial properties (1)	671	240
Approximate rentable square feet (2)	17.9 million	7.6 million
Percentage of rentable square feet leased	99%	98%

(1)	Excludes a property owned through the Unconsolidated Joint Venture.
(2)	Includes square feet of the buildings on land parcels subject to ground leases.
The following table summarizes our real estate investment activity during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
Commercial properties acquired	162		62		334		151
Approximate purchase price of acquired properties	$724.4	million	$344.0	million	$1.3	billion	$1.1	billion
Approximate rentable square feet (1)	3.1	million	1.8	million	7.0	million	5.1 million

(1)	Includes square feet of the buildings on land parcels subject to ground leases.
As shown in the tables above, we owned 671 commercial properties as of September 30, 2014, compared to 240 commercial properties as of September 30, 2013. Accordingly, our results of operations for the three and nine months ended September 30, 2014, compared to the three and nine months ended September 30, 2013, reflect significant increases in most categories.
Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013
Revenue. Revenue increased $34.3 million to $64.6 million for the three months ended September 30, 2014, compared to $30.3 million for the three months ended September 30, 2013. Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 88% of total revenue during both of the three months ended September 30, 2014 and 2013. We also recorded tenant reimbursement income of $8.1 million related to certain operating expenses paid by us subject to reimbursement by tenants during the three months ended September 30, 2014, compared to $3.7 million during the three months ended September 30, 2013. The increase in revenue was primarily due to the acquisition of 431 rental income-producing properties subsequent to September 30, 2013.
General and Administrative Expenses. General and administrative expenses increased $280,000 to $2.6 million for the three months ended September 30, 2014, compared to $2.3 million for the three months ended September 30, 2013. The increase was primarily due to increased escrow and trustee fees and operating expense reimbursements to our advisor as a result of an increase in the number of stockholders of record and the acquisition of 431 rental income-producing properties subsequent to September 30, 2013, combined with an increase in legal and accounting fees and unused fees on the Credit Facility for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The primary general and administrative expense items are escrow and trustee fees, operating expense reimbursements to our advisor, fees for unused amounts on the Credit Facility and accounting fees.
Property Operating Expenses. Property operating expenses increased $5.3 million to $9.6 million for the three months ended September 30, 2014, compared to $4.3 million for the three months ended September 30, 2013. The increase was primarily due to the acquisition of 431 rental income-producing properties subsequent to September 30, 2013. In addition, the increase was due to the ownership of more properties during the three months ended September 30, 2014 than in the three months ended September 30, 2013, for which we initially pay certain operating expenses and are reimbursed by the tenant in accordance with the respective lease agreements. The primary property operating expense items are property taxes, repairs and maintenance and property related insurance.

Advisory Fees and Expenses. Pursuant to the advisory agreement with CR IV Advisors and based upon the amount of our current invested assets, we are required to pay to CR IV Advisors a monthly advisory fee equal to one-twelfth of 0.75% of the average invested assets that are between $0 to $2.0 billion and a monthly advisory fee equal to one-twelfth of 0.70% of the average invested assets that are between $2.0 billion to $4.0 billion. Additionally, we may be required to reimburse certain expenses incurred by CR IV Advisors in providing such advisory services, subject to limitations as set forth in the advisory agreement. Advisory fees and expenses increased $2.9 million to $6.0 million for the three months ended September 30, 2014, compared to $3.1 million for the three months ended September 30, 2013. The increase was due to an increase in our average invested assets to $3.0 billion during the three months ended September 30, 2014, compared to $1.4 billion during the three months ended September 30, 2013.
Acquisition-related Expenses. Acquisition-related expenses increased $10.6 million to $21.0 million for the three months ended September 30, 2014, compared to $10.4 million for the three months ended September 30, 2013. The increase was primarily due to the acquisition-related expenses incurred in connection with the purchase of 162 commercial properties for an aggregate purchase price of $724.4 million during the three months ended September 30, 2014, compared to the purchase of 62 commercial properties for an aggregate purchase price of $344.0 million during the three months ended September 30, 2013.
Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $11.9 million to $21.7 million for the three months ended September 30, 2014, compared to $9.8 million for the three months ended September 30, 2013. The increase was primarily due to an increase in our average invested assets to $3.0 billion during the three months ended September 30, 2014, compared to $1.4 billion during the three months ended September 30, 2013.
Interest Expense and Other. Interest expense and other increased $705,000 to $7.8 million for the three months ended September 30, 2014, compared to $7.1 million for the three months ended September 30, 2013. The increase was primarily due to an increase in the average aggregate amount of debt outstanding to $960.2 million during the three months ended September 30, 2014 from $663.7 million during the three months ended September 30, 2013, offset by a decrease to the amortization of deferred financing costs as well as an increase to equity in income related to the Unconsolidated Joint Venture.
Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013
Revenue. Revenue increased $109.5 million to $173.0 million for the nine months ended September 30, 2014, compared to $63.5 million for the nine months ended September 30, 2013. Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 87% and 89% of total revenue during the nine months ended September 30, 2014 and 2013, respectively. We also recorded tenant reimbursement income of $23.1 million related to certain operating expenses paid by us subject to reimbursement by tenants during the nine months ended September 30, 2014, compared to $7.0 million during the nine months ended September 30, 2013. The increase in revenue was primarily due to the acquisition of 431 rental income-producing properties subsequent to September 30, 2013.
General and Administrative Expenses. General and administrative expenses increased $3.7 million to $8.5 million for the nine months ended September 30, 2014, compared to $4.8 million for the nine months ended September 30, 2013. The increase was primarily due to increased escrow and trustee fees and operating expense reimbursements to our advisor as a result of an increase in the number of stockholders of record and the acquisition of 431 rental income-producing properties subsequent to September 30, 2013, combined with an increase in legal and accounting fees and unused fees on the Credit Facility for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The primary general and administrative expense items are escrow and trustee fees, operating expense reimbursements to our advisor, fees for unused amounts on the Credit Facility and accounting fees.
Property Operating Expenses. Property operating expenses increased $18.2 million to $26.1 million for the nine months ended September 30, 2014, compared to $7.9 million for the nine months ended September 30, 2013. The increase was primarily due to the acquisition of 431 rental income-producing properties subsequent to September 30, 2013. In addition, the increase was due to the ownership of more properties during the nine months ended September 30, 2014 than in the nine months ended September 30, 2013, for which we initially pay certain operating expenses and are reimbursed by the tenant in accordance with the respective lease agreements. The primary property operating expense items are property taxes, repairs and maintenance and property related insurance.
Advisory Fees and Expenses. Pursuant to the advisory agreement with CR IV Advisors and based upon the amount of our current invested assets, we are required to pay to CR IV Advisors a monthly advisory fee equal to one-twelfth of 0.75% of the average invested assets that are between $0 to $2.0 billion and a monthly advisory fee equal to one-twelfth of 0.70% of the average invested assets that are between $2.0 billion to $4.0 billion. Additionally, we may be required to reimburse certain expenses incurred by CR IV Advisors in providing such advisory services, subject to limitations as set forth in the advisory agreement. Advisory fees and expenses increased $9.7 million to $16.1 million for the nine months ended September 30, 2014, compared to $6.4 million for the nine months ended September 30, 2013. The increase was due to an increase in our average invested assets to $2.9 billion during the nine months ended September 30, 2014, compared to $1.1 billion during the nine months ended September 30, 2013.
Acquisition-related Expenses. Acquisition-related expenses increased $9.3 million to $39.8 million for the nine months ended September 30, 2014, compared to $30.5 million for the nine months ended September 30, 2013. The increase was primarily due to the acquisition-related expenses incurred in connection with the purchase of 334 commercial properties for an aggregate purchase price of $1.3 billion during the nine months ended September 30, 2014, compared to the purchase of 151 commercial properties for an aggregate purchase price of $1.1 billion during the nine months ended September 30, 2013.
Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $36.9 million to $57.4 million for the nine months ended September 30, 2014, compared to $20.5 million for the nine months ended September 30, 2013. The increase was primarily due to an increase in our average invested assets to $2.9 billion during the nine months ended September 30, 2014, compared to $1.1 billion during the nine months ended September 30, 2013.
Interest Expense and Other. Interest expense and other increased $7.6 million to $23.1 million for the nine months ended September 30, 2014, compared to $15.5 million for the nine months ended September 30, 2013. The increase was primarily due to an increase in the average aggregate amount of debt outstanding to $934.8 million during the nine months ended September 30, 2014 from $462.3 million during the nine months ended September 30, 2013, offset by a decrease to the amortization of deferred financing costs as well as increase to equity in income related to the Unconsolidated Joint Venture.
Distributions
Our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001712523 per share (which equates to 6.25% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the period commencing on January 1, 2014 and ending on December 31, 2014.
During the nine months ended September 30, 2014 and 2013, we paid distributions of $129.8 million and $25.3 million, respectively, including $76.3 million and $13.4 million, respectively, through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the nine months ended September 30, 2014 and net cash used in operating activities for the nine months ended September 30, 2013 were $57.5 million and $3.5 million, respectively, and reflected a reduction for real estate acquisition-related expenses incurred of $39.8 million and $30.5 million, respectively. We treat our real estate acquisition-related expenses as funded by proceeds from the Offerings, including proceeds from the DRIP. Therefore, proceeds from the issuance of common stock for the nine months ended September 30, 2014 and 2013 are considered a source of our distributions to the extent that real estate acquisition-related expenses have reduced net cash flows from operating activities. Our 2014 distributions were funded by net cash provided by operating activities of $57.5 million, or 44%, proceeds from the Offerings, including excess proceeds from the Offerings from prior periods, of $58.6 million, or 45%, and net borrowings of $13.7 million, or 11%. The distributions paid during the nine months ended September 30, 2013 were funded by net cash provided by operating activities of $3.5 million, or 14%, and proceeds from the Offering of $21.8 million, or 86%.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to significant conditions and limitations. The share redemption program provides that we will redeem shares of our common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. We will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under the DRIP. In addition, we will redeem shares on a quarterly basis, at the rate of approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid. During the nine months ended September 30, 2014, we redeemed 632,000 shares, which exclude cancellations, under our share redemption program for $6.2 million at an average redemption price of $9.73 per share. As of September 30, 2014, the Company had received valid redemption requests for an additional 446,000 shares, which were redeemed in full subsequent to September 30, 2014 for $4.4 million at an average redemption price of $9.80 per share. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program. We have funded and intend to continue funding share redemptions with proceeds from the DRIP.

Liquidity and Capital Resources
General
Our principal demands for funds are for real estate and real estate-related investments, for the payment of operating expenses and distributions, for the payment of principal and interest on any outstanding indebtedness and to satisfy redemption requests. Generally, we expect to meet cash needs for items other than acquisitions from our cash flows from operations, and we expect to meet cash needs for acquisitions from the net proceeds of the Offerings and from debt financings. The sources of our operating cash flows will primarily be provided by the rental income received from our leased properties. We expect to continue to utilize funds from the Offerings and proceeds from secured or unsecured financing to complete future property acquisitions.
As of September 30, 2014, we had cash and cash equivalents of $85.5 million and available borrowings of $175.0 million under the Credit Facility. Additionally, as of September 30, 2014, we had unencumbered properties with a gross book value of $2.8 billion, including $1.6 billion of assets that are part of the Credit Facility’s unencumbered borrowing base (the “Borrowing Base Assets”), which may be used as collateral to secure additional financing in future periods or as additional collateral to facilitate the refinancing of current mortgage debt as it becomes due, subject to certain covenants and leverage and borrowing base restrictions related to the Credit Facility; however, the use of any Borrowing Base Assets as collateral would reduce the available borrowings under the Credit Facility.
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for the acquisition of real estate and real estate related investments and the payment of acquisition-related expenses, operating expenses, distributions and interest and principal on current and any future indebtedness. We expect to meet our short-term liquidity requirements through net cash provided by operations and proceeds from the DRIP Offering, as well as secured or unsecured borrowings from banks and other lenders to finance our expected future acquisitions. Operating cash flows are expected to increase as additional properties are added to our portfolio. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related investments and the payment of acquisition-related expenses, operating expenses, distributions and redemptions to stockholders and interest and principal on any current and future indebtedness. Generally, we expect to meet our long-term liquidity requirements through net cash flows provided by operations, borrowings on the Credit Facility, proceeds from secured or unsecured borrowings from banks and other lenders and proceeds from the DRIP Offering.
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
As of September 30, 2014, we had issued approximately 303.2 million shares of our common stock in the Offerings resulting in gross proceeds of $3.0 billion.
As of September 30, 2014, we had $1.2 billion of debt outstanding. See Note 6 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.

Our contractual obligations as of September 30, 2014 were as follows (in thousands):

	Payments due by period (1) (2)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments - fixed rate debt (3)	$447,455	$403	$25,071	$493	$421,489
Interest payments - fixed rate debt	152,429	18,547	55,294	17,500	61,089
Principal payments - credit facility (4)	725,000	—	725,000	—	—
Interest payments - credit facility	60,461	17,747	42,714	—	—
Total	$1,385,345	$36,697	$848,079	$17,992	$482,577

(1)	The table does not include amounts due to CR IV Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
As of September 30, 2014, we had $38.7 million of variable rate debt effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our swap agreements to calculate the debt payment obligations in future periods.

(3)
As of September 30, 2014, the fair value adjustment, net of amortization, of mortgage notes assumed was $692,000, which is included in the accompanying condensed consolidated unaudited balance sheets in notes payable and credit facility, but not in the table above. In addition, the fixed rate debt in the table above includes bond obligations assumed in connection with a property acquisition with an aggregate balance of $584,000, which is included in the accompanying condensed consolidated unaudited balance sheets in deferred rental income and other liabilities.

(4)
Payment obligations for the Term Loan outstanding under the Credit Facility are based on the interest rate of 3.36% as of September 30, 2014, which is the rate fixed under the executed swap agreement that had the effect of fixing the variable interest rate per annum through the maturity date of August 2018. Payment obligations for the Revolving Loans outstanding under the Credit Facility are based on the interest rate of 1.80% as of September 30, 2014.

We expect to incur additional borrowings in the future to acquire additional properties and make other real estate related investments. There is no limitation on the amount we may borrow against any single improved property. Our future borrowings will not exceed 300% of our net assets as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association REIT Guidelines; however, we may exceed that limit if approved by a majority of our independent directors. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. Our advisor has set a target leverage ratio of 40% to 50% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets. As of September 30, 2014, the ratio of our debt to gross real estate and related assets, net of gross intangible lease liabilities, was 33%.
As of September 30, 2014, we had entered into purchase agreements with unaffiliated third-party sellers to acquire a 100% interest in 62 retail properties, subject to meeting certain criteria, for an aggregate purchase price of $145.2 million, exclusive of closing costs. As of September 30, 2014, we had $6.8 million of property escrow deposits held by escrow agents in connection with these future property acquisitions, all of which will be forfeited if the transactions are not completed under certain circumstances. In connection with one of these purchase and sale agreements, we are contractually obligated to purchase 25 properties, of which we had purchased 21 properties as of September 30, 2014 and we expect to purchase the remaining four properties at a later time. If the remaining four properties are not purchased, we will be obligated to pay the seller $10.0 million. These deposits are included in the accompanying condensed consolidated unaudited balance sheets in property escrow deposits, prepaid expenses and other assets. As of November 10, 2014, none of these escrow deposits had been forfeited.
Cash Flow Analysis
Operating Activities. During the nine months ended September 30, 2014, net cash provided by operating activities increased $54.0 million to $57.5 million, compared to $3.5 million of net cash used in operating activities for the nine months ended September 30, 2013. The change was primarily due to an increase in depreciation and amortization expenses of $36.2 million and an increase in net income of $24.0 million, partially offset by a net decrease in working capital accounts of $6.4 million. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.

Investing Activities. Net cash used in investing activities increased $315.9 million to $1.4 billion for the nine months ended September 30, 2014, compared to $1.1 billion for the nine months ended September 30, 2013. The increase was primarily due to the acquisition of 334 commercial properties for an aggregate purchase price of $1.3 billion, of which $26.0 million was funded through debt assumption, during the nine months ended September 30, 2014, compared to the acquisition of 151 commercial properties for an aggregate purchase price of $1.1 billion during the nine months ended September 30, 2013.
Financing Activities. Net cash provided by financing activities decreased $68.6 million to $1.1 billion for the nine months ended September 30, 2014, compared to $1.2 billion for the nine months ended September 30, 2013. The change was primarily due to a decrease in net proceeds from the issuance of common stock of $99.5 million as the Offering closed on April 4, 2014, an increase in distributions to investors of $41.5 million and a decrease in escrowed investor proceeds of $8.2 million, partially offset by an increase in net borrowings on borrowing facilities and notes payable of $74.4 million.
Election as a REIT
We have elected to be taxed, and currently qualify, as a REIT under the Internal Revenue Code of 1986, as amended. To maintain our qualification as a REIT, we must continue to meet certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. As a REIT, we generally are not subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains).
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
Subsequent Events
Certain events occurred subsequent to September 30, 2014 through the filing date of this Quarterly Report on Form 10-Q. Refer to Note 11 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation.
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation. There have been no accounting pronouncements issued, but not yet applied by us, that will significantly impact our financial statements.
Off-Balance Sheet Arrangements
As of September 30, 2014 and December 31, 2013, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
In connection with the acquisition of our properties, we have obtained variable rate debt financing through borrowings under the Revolving Loans and therefore may be exposed to changes in LIBOR. As of September 30, 2014, we had no variable rate debt outstanding under the Revolving Loans, and as such, there was no exposure to changes in interest expense per annum. In the future, we may obtain additional variable rate debt financing to fund certain property acquisitions and may be exposed to interest rate changes. Our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. We have entered, and expect to continue to enter, into derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk associated with our variable rate debt. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes. We may also enter into rate lock arrangements to lock interest rates on future borrowings. We may be exposed to credit and market risks including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates.
As of September 30, 2014, we had three interest rate swap agreements outstanding, which mature on various dates from June 2018 through August 2020, with an aggregate notional amount of $338.7 million and an aggregate net fair value of $(2.3) million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of September 30, 2014, an increase of 50 basis points in interest rates would result in a decrease to the fair value of the derivative liability of $5.7 million.
We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2014, were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or to which our properties are the subject.

Item 1A.	Risk Factors
The following risk factor supplements the risk factors set forth in “Item 1A - Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. The risk factors contained in this “Item 1A - Risk Factors” should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto, and the other unaudited financial data, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q.
Certain members of our management and the management of our advisor have been and may continue to be required to devote time and resources to addressing issues created as a result of ARCP’s recent announcement that certain of ARCP’s financial statements should no longer be relied upon. To the extent such matters require further attention of the members of our management and the management of our advisor, such persons’ focus on our business strategy may be diminished.
On October 29, 2014, ARCP, the indirect parent of our sponsor, our advisor, our dealer manager and our property manager, announced that, as a result of an independent investigation being conducted by its audit committee, certain of ARCP’s financial statements should no longer be relied upon and that such independent investigation is ongoing. Certain members of our management and the management of our advisor have been and may continue to be required to devote time and resources to addressing issues created as a result of such announcement. Should such persons be required to devote further attention to these matters, their focus on our business strategy may be diminished.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
We registered 26.0 million shares of common stock under the DRIP pursuant to a registration statement filed on Form S-3, which was filed with the SEC on December 19, 2013 and automatically became effective with the SEC upon filing. We have issued, and expect that we will continue to issue, shares of common stock in the DRIP Offering.
As of September 30, 2014, we had issued approximately 303.2 million shares of our common stock in the Offerings for gross proceeds of $3.0 billion, out of which we paid $256.5 million in selling commissions and dealer manager fees and $49.4 million in organization and offering costs to CR IV Advisors or its affiliates. With the net offering proceeds and indebtedness, we have acquired $3.5 billion in real estate and related assets. As of November 10, 2014, we have sold approximately 7.8 million shares in the DRIP Offering for gross offering proceeds of $74.5 million. We did not make any sales of unregistered securities during the nine months ended September 30, 2014.
Our share redemption program permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to significant conditions and limitations. Our board of directors reserves the right in its sole discretion at any time, and from time to time, to waive the one-year holding period in the event of death, bankruptcy or other exigent circumstances or terminate, suspend or amend the share redemption program. The share redemption program provides that we will redeem shares of our common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. Under our share redemption program, we will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under the DRIP. In addition, under our share redemption program, we will redeem shares on a quarterly basis, at the rate of approximately 1.25% of the weighted average number of shares outstanding during the trailing 12 month period ending on the last day of the fiscal quarter for which the redemptions are being paid.
The provisions of the share redemption program in no way limit our ability to repurchase shares from stockholders by any other legally available means for any reason that our board of directors, in its discretion, deems to be in our best interest. During the three months ended September 30, 2014, we redeemed shares, including those due to death, as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2014 - July 31, 2014	—	$—	—	(1)
August 1, 2014 - August 30, 2014	297,698	$9.77	297,698	(1)
September 1, 2014 - September 30, 2014	—	$—	—	(1)
Total	297,698		297,698	(1)

(1)	A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3.	Defaults Upon Senior Securities
No events occurred during the three months ended September 30, 2014 that would require a response to this item.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
No events occurred during the three months ended September 30, 2014 that would require a response to this item.

Item 6.	Exhibits
The exhibits listed on the Exhibit Index (following the signature section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cole Credit Property Trust IV, Inc. (Registrant)

By:	/s/ Simon J. Misselbrook
Name:	Simon J. Misselbrook
Title:	Chief Financial Officer and Treasurer (Principal Financial Officer)
Date: November 13, 2014

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

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