Form 10-K
period 2014-12-31
COLE CREDIT PROPERTY TRUST IV, INC.
filed 2015-03-31
CIK 1498547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
While there is no established market for the registrant’s shares of common stock, the registrant’s shares of common stock, the registrant has made an initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11. The registrant ceased offering shares of its common stock in its initial public offering on April 4, 2014. The last price paid to acquire shares of the registrant’s common stock in the initial public offering was $10.00 per share, with discounts available for certain categories of purchasers. As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, there were approximately 299.5 million shares of common stock held by non-affiliates as of June 30, 2014, for an aggregate market value of $3.0 billion, assuming a market value as of that date of $10.00 per share.
The number of shares of common stock outstanding as of March 25, 2015 was approximately 307.0 million.
Documents Incorporated by Reference:
The Registrant incorporates by reference portions of the Cole Credit Property Trust IV, Inc. Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders (into Items 10, 11, 12, 13 and 14 of Part III).

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
Formation
Cole Credit Property Trust IV, Inc. (the “Company,” “we,” “our” or “us”) is a Maryland corporation that was formed on July 27, 2010, our date of inception, which has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes. We are the sole general partner of and own, directly or indirectly, 100% of the partnership interests in Cole Operating Partnership IV, LP, a Delaware limited partnership (“CCPT IV OP”). We are externally managed by Cole REIT Advisors IV, LLC (“CR IV Advisors”), which was, prior to the ARCP Merger (as defined below), indirectly owned by Cole Real Estate Investments, Inc. (“Cole”, formerly known as Cole Credit Property Trust III, Inc.) as a result of Cole acquiring Cole Holdings Corporation (“CHC”) on April 5, 2013 pursuant to a transaction whereby CHC merged with and into CREInvestments, LLC (“CREI”), a wholly-owned subsidiary of Cole. On February 7, 2014, American Realty Capital Properties, Inc. (“ARCP”) acquired Cole pursuant to a transaction whereby Cole merged with and into Clark Acquisition, LLC, a wholly-owned subsidiary of ARCP (“Merger Sub”), with Merger Sub surviving as a wholly-owned subsidiary of ARCP (the “ARCP Merger”). ARCP is a self-managed publicly traded Maryland corporation listed on The NASDAQ Global Select Market, focused on acquiring and owning single tenant freestanding commercial properties subject to net leases with high credit quality tenants. As a result of the ARCP Merger, ARCP indirectly owns and/or controls our external advisor, CR IV Advisors, the dealer manager for our Offering (as defined below), Cole Capital Corporation (“CCC”), our property manager, CREI Advisors, LLC (“CREI Advisors”), and our sponsor, Cole Capital®, and such entities are expected to continue to serve in their respective capacities to the Company.
Our sponsor, Cole Capital, which is comprised of a group of affiliated entities, including CR IV Advisors, has sponsored various real estate investment programs. CR IV Advisors, pursuant to an advisory agreement with us, is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf. Pursuant to the advisory agreement, CR IV Advisors has fiduciary obligations to us and our stockholders. Our charter provides that our independent directors are responsible for reviewing the performance of CR IV Advisors and determining whether the compensation paid to CR IV Advisors and its affiliates is reasonable. The advisory agreement with CR IV Advisors has a term that is reconsidered for renewal on an annual basis by our board of directors.
Pursuant to a Registration Statement on Form S-11 filed under the Securities Act (Registration No. 333-169533) and declared effective by the SEC on January 26, 2012, we commenced our initial public offering on a “best efforts” basis of up to a maximum of $2.975 billion in shares of common stock. On November 25, 2013, we reallocated $400.0 million in shares from our distribution reinvestment plan (the “DRIP”) to the primary offering, and on February 18, 2014, we reallocated an additional $23.0 million in shares from the DRIP to the primary offering. As a result of these reallocations, the initial public offering offered up to a maximum of approximately 292.3 million shares of our common stock at a price of $10.00 per share, and up to approximately 5.5 million additional shares pursuant to the DRIP under which our stockholders could have elected to have distributions reinvested in additional shares of common stock at a price of $9.50 per share (the “Offering”).
We terminated the Offering on April 4, 2014. At the completion of the Offering, a total of approximately 297.4 million shares of common stock had been issued, including approximately 292.3 million shares of common stock sold to the public pursuant to the primary portion of the Offering and approximately 5.1 million shares of common stock sold pursuant to the DRIP.
In addition, we registered 26.0 million shares of common stock under the DRIP pursuant to a Registration Statement on Form S-3 under the Securities Act (Registration No. 333-192958) (the “DRIP Offering” and collectively with the Offering, the “Offerings”), which was filed with the SEC on December 19, 2013 and automatically became effective with the SEC upon filing. We will continue to issue shares of common stock under the DRIP Offering. As of December 31, 2014, we had issued approximately 306.1 million shares of our common stock in the Offerings for gross offering proceeds of $3.0 billion before organization and offering costs, selling commissions and dealer manager fees of $306.0 million.
We invest primarily in income-producing necessity retail properties that are single-tenant or multi-tenant “power centers,” which are leased to national and regional creditworthy tenants under long-term net leases, and are strategically located throughout the United States and U.S. protectorates. We consider necessity retail properties to be properties leased to retail tenants that attract consumers for everyday needs, such as pharmacies, home improvement stores, national superstores, restaurants and regional retailers. Power centers are multi-tenant properties that are anchored by one or more large national, regional or local retailers. We expect that our retail properties typically will be subject to long-term triple net or double net leases, which means the tenant will be obligated to pay for most of the expenses of maintaining the property.

As of December 31, 2014, we owned 759 properties, comprising 20.2 million rentable square feet of commercial space located in 45 states. As of December 31, 2014, the rentable space at these properties was 99% leased. In addition, through an unconsolidated joint venture arrangement, as of December 31, 2014, we had an interest in one property comprising 176,000 rentable square feet of commercial space.
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
We have and may continue to invest in other income-producing properties, such as office and industrial properties, which may share certain core characteristics with our retail investments, such as a principal creditworthy tenant, a long-term net lease, and a strategic location. We believe investments in these types of office and industrial properties are consistent with our goal of providing investors with stable stream of current income and an opportunity for capital appreciation.
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
Many of our properties are, and we anticipate future properties will be, leased to tenants in the chain or franchise retail industry, including but not limited to convenience stores, drug stores and restaurant properties, as well as leased to large national retailers as stand alone properties or as part of so-called “power centers,” which are anchored by national, regional or local retailers. CR IV Advisors will monitor industry trends and identify properties on our behalf that serve to provide a favorable return balanced with risk. Our management primarily targets regional or national name brand retail businesses with established track records. We generally intend to hold each property for a period in excess of seven years.

We believe that our general focus on the acquisition of a large number of single-tenant and multi-tenant necessity retail properties net leased to creditworthy tenants presents lower investment risks and greater stability than other sectors of today’s commercial real estate market. By acquiring a large number of single-tenant and multi-tenant retail properties, we believe that lower than expected results of operations from one or a few investments will not necessarily preclude our ability to realize our investment objective of cash flow from our overall portfolio. We believe this approach can result in less risk to investors than an investment approach that targets other asset classes. In addition, we believe that retail properties under long-term triple net and double net leases offer a distinct investment advantage since these properties generally require less management and operating capital, have less recurring tenant turnover and, with respect to single-tenant properties, often offer superior locations that are less dependent on the financial stability of adjoining tenants. In addition, since we acquire properties that are geographically diverse, we expect to minimize the potential adverse impact of economic slow downs or downturns in local markets. Our management believes that a portfolio consisting of both freestanding, single-tenant retail properties and multi-tenant retail properties anchored by large national, regional or local retailers will enhance our liquidity opportunities for investors by making the sale of individual properties, multiple properties or our investment portfolio as a whole attractive to institutional investors and by making a possible listing of our shares attractive to the public investment community.
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
There is no limitation on the number, size or type of properties that we may acquire, or on the percentage of net proceeds of the Offerings that may be invested in a single property. The number and mix of properties comprising our portfolio will depend upon real estate market conditions and other circumstances existing at the time we acquire properties. We will not forgo a high quality investment because it does not precisely fit our expected portfolio composition. See “— Other Possible Investments” below for a description of other types of real estate and real estate-related investments we may make.
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
Real Estate Underwriting Process
In evaluating potential property acquisitions consistent with our investment objectives, CR IV Advisors applies a well-established underwriting process to determine the creditworthiness of potential tenants. Similarly, CR IV Advisors applies credit underwriting criteria to possible new tenants when we are re-leasing properties in our portfolio. Many of the tenants of our properties are, and we expect will continue to be, national or regional retail chains that are creditworthy entities having high net worth and operating income. CR IV Advisors’ underwriting process includes analyzing the financial data and other available information about the tenant, such as income statements, balance sheets, net worth, cash flow, business plans, data provided by industry credit rating services, and/or other information CR IV Advisors may deem relevant. Generally, these tenants must have a proven track record in order to meet the credit tests applied by CR IV Advisors. In addition, we may obtain guarantees of leases by the corporate parent of the tenant, in which case CR IV Advisors will analyze the creditworthiness of the guarantor. In many instances, especially in sale-leaseback situations where we are acquiring a property from a company and simultaneously leasing it back to the company under a long-term lease, we will meet with the tenant’s senior management to discuss the company’s business plan and strategy.
When using debt rating agencies, a tenant typically will be considered creditworthy when the tenant has an “investment grade” debt rating by Moody’s Investors Service (“Moody’s”) of Baa3 or better, credit rating by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”) of BBB- or better, or its payments are guaranteed by a company with such rating. Changes in tenant credit ratings, coupled with future acquisition and disposition activity, may increase or decrease our concentration of creditworthy tenants in the future.

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
While we will utilize ratings by Moody’s and Standard & Poor’s as one factor in determining whether a tenant is creditworthy, CR IV Advisors will also consider other factors in determining whether a tenant is creditworthy for the purpose of meeting our investment objectives. CR IV Advisors’ underwriting process will also consider information provided by other debt or credit rating agencies, such as Dun & Bradstreet, along with CR IV Advisors’ own analysis of the financial condition of the tenant and/or the guarantor, the operating history of the property with the tenant, the tenant’s market share and track record within the tenant’s industry segment, the general health and outlook of the tenant’s industry segment, the strength of the tenant’s management team and the terms and length of the lease at the time of the acquisition.
Description of Leases
We expect, in most instances, to continue to acquire tenant properties with existing double net or triple net leases. “Net” leases means leases that typically require tenants to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, maintenance, insurance and building repairs related to the property, in addition to the lease payments. Triple net leases typically require the tenant to pay all costs associated with a property in addition to the base rent and percentage rent, if any, including capital expenditures for the roof and the building structure. Double net leases typically hold the landlord responsible for the capital expenditures for the roof and structure, while the tenant is responsible for all lease payments and remaining operating expenses associated with the property. Double net and triple net leases help ensure the predictability and stability of our expenses, which we believe will result in greater predictability and stability of our cash distributions to stockholders. Not all of our leases will be net leases. In respect of multi-tenant properties, we expect to continue to have a variety of lease arrangements with the tenants of these properties. Since each lease is an individually negotiated contract between two or more parties, each lease will have different obligations of both the landlord and tenant. Many large national tenants have standard lease forms that generally do not vary from property to property. We will have limited ability to revise the terms of leases to those tenants. We have acquired and may continue to acquire properties subject to “gross” leases. “Gross” leases means leases that typically require the tenant to pay a flat rental amount and we would pay for all property charges regularly incurred as a result of our owning the property. When spaces in a property become vacant, existing leases expire, or we acquire properties under development or requiring substantial refurbishment or renovation, we anticipate entering into “net” leases.
We anticipate that a majority of our future acquisitions will have lease terms of ten years or more. We have acquired and may continue to acquire properties under which the lease term has partially expired. We also may acquire properties with shorter lease terms if the property is in an attractive location, if the property is difficult to replace, or if the property has other significant favorable real estate attributes. Under most commercial leases, tenants are obligated to pay a predetermined annual base rent. Some of the leases also contain provisions that increase the amount of base rent payable at points during the lease term. We expect that many of our leases will contain periodic rent increases. Generally, the leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. Tenants will be required to provide proof of insurance by furnishing a certificate of insurance to CR IV Advisors on an annual basis. The insurance certificates will be tracked and reviewed for compliance by CR IV Advisors’ property and risk management departments. As a precautionary measure, we may obtain, to the extent available, secondary liability insurance, as well as loss of rents insurance that covers one year of annual rent in the event of a rental loss.
Some leases require that we procure insurance for both commercial general liability and property damage; however, generally the premiums are fully reimbursable from the tenant. In such instances, the policy will list us as the named insured and the tenant as the additional insured.
In general, we do not permit leases to be assigned or subleased without our prior written consent. If we do consent to an assignment or sublease, generally we expect the terms of such consent to provide that the original tenant will remain fully liable under the lease unless we release that original tenant from its obligations.
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
In addition, we will take such steps as we deem necessary with respect to potential environmental matters. See the section captioned “Environmental Matters” below.
We have and may enter into purchase and sale arrangements with a seller or developer of a suitable property under development or construction. In such cases, we are obligated to purchase the property at the completion of construction, provided that the construction conforms to definitive plans, specifications, and costs approved by us in advance. In such cases, prior to our acquiring the property, we generally receive a certificate of an architect, engineer or other appropriate party, stating that the property complies with all plans and specifications. If renovation or remodeling is required prior to the purchase of a property, we expect to pay a negotiated maximum amount to the seller upon completion.
In determining whether to purchase a particular property, we may obtain an option to purchase such property. The amount paid for an option, if any, normally is forfeited if the property is not purchased and normally is credited against the purchase price if the property is purchased.
In the purchasing, leasing and developing of properties, we are subject to risks generally incident to the ownership of real estate. Refer to “Item 1A. Risk Factors — General Risks Related to Investments in Real Estate” included elsewhere in this Annual Report on Form 10-K.
Ownership Structure
Our investments in real estate generally take the form of holding fee title or a long-term leasehold estate. We have acquired, and expect to continue to acquire, such interests either directly through our operating partnership or indirectly through limited liability companies, limited partnerships or other entities owned and/or controlled by us or our operating partnership. We have acquired and may continue to acquire properties by acquiring the entity that holds the desired properties. We also have acquired and also may continue to acquire properties through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with third parties, including the developers of the properties or affiliates of CR IV Advisors. See the section captioned “— Joint Venture Investments” below.
Joint Venture Investments
We have entered, and may continue to enter into, joint ventures, partnerships, co-tenancies and other co-ownership arrangements with affiliated entities of CR IV Advisors, including other real estate programs sponsored by affiliates of CR IV Advisors, and other third parties for the acquisition, development or improvement of properties or the acquisition of other real estate-related investments. We may also enter into such arrangements with real estate developers, owners and other unaffiliated third parties for the purpose of developing, owning and operating real properties. In determining whether to invest in a particular joint venture, CR IV Advisors will evaluate the underlying real property or other real estate-related investment using the same criteria described above in “— Investment Decisions” for the selection of our real property investments. CR IV Advisors also will evaluate the joint venture or co-ownership partner and the proposed terms of the joint venture or a co-ownership arrangement.
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
We may enter into joint ventures with ARCP, other real estate programs sponsored by Cole Capital, or with CR IV Advisors, one or more of our directors, or any of their respective affiliates, only if a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction approve the transaction as being fair and reasonable to us and on substantially the same terms and conditions as those received by unaffiliated joint venturers, and the cost of our investment must be supported by a current appraisal of the asset.
Development and Construction of Properties
We have invested and may continue to invest in properties on which improvements are to be constructed or completed or which require substantial renovation or refurbishment. We expect that joint ventures would be the exclusive vehicle through which we would invest in build-to-suit properties. Our general policy is to structure them as follows:

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
In the event that we elect to engage in development or construction projects, in order to help ensure performance by the builders of properties that are under construction, completion of such properties will be guaranteed at the contracted price by a completion guaranty, completion bond or performance bond. CR IV Advisors may rely upon the substantial net worth of the contractor or developer or a personal guarantee accompanied by financial statements showing a substantial net worth provided by an affiliate of the person entering into the construction or development contract as an alternative to a completion bond or performance bond. Development of real estate properties is subject to risks relating to a builder’s ability to control construction costs or to build in conformity with plans, specifications and timetables. Refer to “Item 1A. Risk Factors — General Risks Related to Investments in Real Estate” included elsewhere in this Annual Report on Form 10-K.
We have and may continue to make periodic progress payments or other cash advances to developers and builders of our properties prior to completion of construction only upon receipt of an architect’s certification as to the percentage of the project then completed and as to the dollar amount of the construction then completed. We intend to use such additional controls on disbursements to builders and developers as we deem necessary or prudent. We have and may continue to directly employ one or more project managers, including CR IV Advisors or an affiliate of CR IV Advisors, to plan, supervise and implement the development of any unimproved properties that we may acquire. Such persons would be compensated directly by us or through an affiliate of CR IV Advisors and reimbursed by us. In either event, the compensation would reduce the amount of any construction fee, development fee or acquisition fee that we would otherwise pay to CR IV Advisors or its affiliate.
In addition, we have and may continue to invest in unimproved properties, provided that we will not invest more than 10% of our total assets in unimproved properties or in mortgage loans secured by such properties. We will consider a property to be an unimproved property if it was not acquired for the purpose of producing rental or other operating cash flows, has no development or construction in process at the time of acquisition and no development or construction is planned to commence within one year of the acquisition.
Other Possible Investments
Although we have invested and expect to continue to invest primarily in real estate, our portfolio may also include other real estate-related investments, such as mortgage, mezzanine, bridge and other loans and securities related to real estate assets, frequently, but not necessarily always, in the corporate sector, to the extent such assets do not cause us to lose our REIT status or cause us to be an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). We may make adjustments to our target portfolio based on real estate market conditions, capital raised, financing secured and investment opportunities. Thus, to the extent that CR IV Advisors presents us with high quality investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) and do not cause us, our operating partnership or any other subsidiaries to meet the definition of an “investment company” under the Investment Company Act, our portfolio composition may vary from what we initially expect. Our board of directors has broad discretion to change our investment policies in order for us to achieve our investment objectives.
Investing in and Originating Loans.  The criteria that CR IV Advisors will use in making or investing in loans on our behalf is substantially the same as those involved in acquiring properties for our portfolio. We do not intend to make loans to other persons, to underwrite securities of other issuers or to engage in the purchase and sale of any types of investments other than those relating to real estate. However, unlike our property investments which we expect to hold in excess of seven years, we expect that the average duration of loans will typically be one to five years.
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
We may invest in first, second and third mortgage loans, mezzanine loans, bridge loans, wraparound mortgage loans, construction mortgage loans on real property and loans on leasehold interest mortgages. However, we will not make or invest in any loans that are subordinate to any mortgage or equity interest of CR IV Advisors or any of its or our affiliates. We also may invest in participations in mortgage loans. A mezzanine loan is a loan made in respect of certain real property but is secured by a lien on the ownership interests of the entity that, directly or indirectly, owns the real property. A bridge loan is short term financing for an individual or business, until permanent or the next stage of financing can be obtained. Second mortgage and wraparound loans are secured by second or wraparound deeds of trust on real property that is already subject to prior mortgage indebtedness. A wraparound loan is one or more junior mortgage loans having a principal amount equal to the outstanding balance under the existing mortgage loan, plus the amount actually to be advanced under the wraparound mortgage loan. Under a wraparound loan, we would generally make principal and interest payments on behalf of the borrower to the holders of the prior mortgage loans. Third mortgage loans are secured by third deeds of trust on real property that is already subject to prior first and second mortgage indebtedness. Construction loans are loans made for either original development or renovation of property. Construction loans in which we would generally consider an investment would be secured by first deeds of trust on real property for terms of six months to two years. Loans on leasehold interests are secured by an assignment of the borrower’s leasehold interest in the particular real property. These loans are generally for terms of six months to 15 years. The leasehold interest loans are either amortized over a period that is shorter than the lease term or have a maturity date prior to the date the lease terminates. These loans would generally permit us to cure any default under the lease. Participations in mortgage loans are investments in partial interests of mortgages of the type described above that are made and administered by third-party mortgage lenders.

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
Investment in Other Real Estate-Related Securities.  To the extent permitted by Section V.D.2 of the Statement of Policy Regarding Real Estate Investment Trusts adopted by the North American Securities Administrators Association (the “NASAA REIT Guidelines”), and subject to the limitations set forth in our charter, we may invest in common and preferred real estate-related equity securities of both publicly traded and private real estate companies. Real estate-related equity securities are generally unsecured and also may be subordinated to other obligations of the issuer. Our investments in real estate-related equity securities will involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer.
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
At the same time, CR IV Advisors believes in utilizing leverage in a moderate fashion. While there is no limitation on the amount we may borrow against any single improved property, our charter limits our aggregate borrowings to 75% of the cost of our gross assets (or 300% of net assets) (before deducting depreciation or other non-cash reserves) unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. Consistent with CR IV Advisors’ approach toward the moderate use of leverage, our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. Our advisor has set a target leverage ratio of 40% to 50% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets. As of December 31, 2014, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate and related assets net of gross intangible lease liabilities, was 37%.
CR IV Advisors uses its best efforts to obtain financing on the most favorable terms available to us. CR IV Advisors has substantial discretion with respect to the financing we obtain, subject to our borrowing policies, which have been approved by our board of directors. Lenders may have recourse to assets not securing the repayment of the indebtedness. CR IV Advisors may refinance properties during the term of a loan only in limited circumstances, such as when a decline in interest rates makes it beneficial to prepay an existing mortgage, when an existing mortgage matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase such investment. The benefits of the refinancing may include increased cash flow resulting from reduced debt service requirements and an increase in property ownership if some refinancing proceeds are reinvested in real estate.
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
We may not borrow money from any of our directors or from CR IV Advisors or its affiliates unless such loan is approved by a majority of the directors not otherwise interested in the transaction (including a majority of the independent directors) as fair, competitive and commercially reasonable and no less favorable to us than a comparable loan between unaffiliated parties. We entered into a $10.0 million subordinate revolving line of credit (the “Series C Loan”) during the year ended December 31, 2012 with Series C, LLC, an affiliate of CR IV Advisors, that matured on April 12, 2013. The Series C Loan was approved by a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction as being fair, competitive and commercially reasonable and no less favorable to us than a comparable loan between unaffiliated parties under the same circumstances. Upon maturity, there were no amounts outstanding under the Series C Loan. During the year ended December 31, 2014, we did not borrow any funds from affiliates of our advisor.

Disposition Policies
We intend to hold each property we acquire for an extended period, generally in excess of seven years. Holding periods for other real estate-related investments may vary. Regardless of intended holding periods, circumstances might arise that could cause us to determine to sell an asset before the end of the expected holding period if we believe the sale of the asset would be in the best interests of our stockholders. The determination of whether a particular asset should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing and projected economic conditions, current tenant rolls and tenant creditworthiness, whether we could apply the proceeds from the sale of the asset to make other investments, whether disposition of the asset would increase cash flow, and whether the sale of the asset would be a prohibited transaction under the Internal Revenue Code or otherwise impact our status as a REIT for federal income tax purposes. The selling price of a property that is net leased will be determined in large part by the amount of rent payable under the lease. If a tenant has a repurchase option at a formula price, we may be limited in realizing any appreciation. In connection with our sales of properties, we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale. As of December 31, 2014, we had not sold any properties.
Acquisition of Properties from Affiliates of CR IV Advisors
We may acquire properties or interests in properties from or in co-ownership arrangements with entities affiliated with CR IV Advisors, including properties acquired from affiliates of CR IV Advisors engaged in construction and development of commercial real properties. We will not acquire any property from an affiliate of CR IV Advisors unless a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction determine that the transaction is fair and reasonable to us. The purchase price that we will pay for any property we acquire from affiliates of CR IV Advisors, including property developed by an affiliate of CR IV Advisors as well as property held by such an affiliate that has already been developed, will not exceed the current appraised value of the property. In addition, the price of the property we acquire from an affiliate of CR IV Advisors may not exceed the cost of the property to the affiliate, unless a majority of our directors and a majority of our independent directors determine that substantial justification for the excess exists and the excess is reasonable. During the year ended December 31, 2014, we did not purchase any properties from affiliates of our advisor.
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
Our officers and affiliates of CR IV Advisors will try to balance our interests with the interests of other real estate programs sponsored by Cole Capital to whom they owe duties. However, to the extent that these persons take actions that are more favorable to other entities than to us, these actions could have a negative impact on our financial performance and, consequently, on distributions to our stockholders and the value of their investments. In addition, our directors, officers and certain of our stockholders may engage for their own account in business activities of the types conducted or to be conducted by our subsidiaries and us.
Our independent directors have an obligation to function on our behalf in all situations in which a conflict of interest may arise and are authorized to retain independent legal counsel. Furthermore, all of our directors have a fiduciary obligation to act on behalf of our stockholders.
Interests in Other Real Estate Programs and Other Concurrent Offerings
Affiliates of CR IV Advisors act as an advisor to, and our chief financial officer acts as an executive officer of, Cole Credit Property Trust V, Inc. (“CCPT V”), Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”) and Cole Real Estate Income Strategy (Daily NAV), Inc. (“Cole Income NAV Strategy”), all of which are REITs distributed and managed by affiliates of CR IV Advisors. In addition, all of these REITs employ our sponsor’s investment strategy, which focuses on single-tenant corporate properties subject to long term net leases to creditworthy tenants. ARCP and CCPT V, like us, focus primarily on the retail sector, while CCIT II focuses primarily on the office and industrial sectors and Cole Income NAV Strategy focuses primarily on commercial properties in the retail, office and industrial sectors. The common investment strategy used by each REIT would permit them to purchase certain properties that also may be suitable for our portfolio. Former programs sponsored, distributed and managed by affiliates of CR IV Advisors were: Cole Corporate Income Trust, Inc. (“CCIT”), which merged with Select Income REIT, an unaffiliated publicly-listed REIT, on January 28, 2015; Cole Credit Property Trust, Inc. (“CCPT I”), which merged with ARCP on May 19, 2014; and Cole Credit Property Trust II, Inc. (“CCPT II”), which merged with Spirit Realty Capital, Inc., an unaffiliated publicly-listed REIT, on July 17, 2013. In addition, affiliates of CR IV Advisors acted as an advisor to Cole; however, on February 7, 2014, the ARCP Merger was completed pursuant to a transaction whereby Cole merged with and into Merger Sub with Merger Sub surviving as a wholly-owned subsidiary of ARCP.
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
ARCP and any real estate program sponsored by Cole Capital, whether or not currently existing, could compete with us in the sale or operation of our assets. We will seek to achieve any operating efficiencies or similar savings that may result from affiliated management of competitive assets. However, to the extent such programs own or acquire property that is adjacent, or in close proximity, to a property we own, our property may compete with such other program’s property for tenants or purchasers.
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
Other Activities of CR IV Advisors and Its Affiliates
We rely on CR IV Advisors for the day-to-day operation of our business pursuant to an advisory agreement. As a result of the interests of members of its management in other real estate programs sponsored by Cole Capital and the fact that they have also engaged and will continue to engage in other business activities, CR IV Advisors and its officers, key persons and respective affiliates have conflicts of interest in allocating their time between us and other real estate programs sponsored by Cole Capital and other activities in which they are involved. However, CR IV Advisors believes that it and its affiliates have sufficient personnel to discharge fully their responsibilities to all of the real estate programs sponsored by Cole Capital and other ventures in which they are involved.
In addition, each of our executive officers also serves as an officer and/or director of CR IV Advisors, our property manager, and/or other affiliated and unaffiliated entities. As a result, these individuals owe duties to these other entities, as applicable, which may conflict with the duties that they owe to us and our stockholders.
Dealer Manager
Because CCC, the dealer manager for the Offering, is an affiliate of CR IV Advisors, we did not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter in connection with the Offerings.
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
Receipt of Fees and Other Compensation by CR IV Advisors and Its Affiliates
We have incurred, and expect to continue to incur, fees and expenses payable to CR IV Advisors and its affiliates in connection with the acquisition and management of our assets, including acquisition and advisory fees, acquisition expenses and operating expenses.
A transaction involving the purchase or sale of properties, or the purchase or sale of any other real estate-related investment will likely result in the receipt of fees and other compensation by CR IV Advisors and its affiliates, including acquisition and advisory fees, disposition fees and the possibility of subordinated performance fees. Subject to oversight by our board of directors, CR IV Advisors will continue to have considerable discretion with respect to all decisions relating to the terms and timing of all transactions. Therefore, CR IV Advisors may have conflicts of interest concerning certain actions taken on our behalf, particularly due to the fact that acquisition fees will generally be based on the cost of the investment and payable to CR IV Advisors and its affiliates regardless of the quality of the properties acquired. Similarly, until such time as our board of directors provides an estimate of the value of our shares, the advisory fees will be based initially on the cost of our investments regardless of the quality of the properties acquired or services provided to us. Basing acquisition fees and advisory fees on the cost or estimated value of the investment may influence CR IV Advisors’ decisions relating to property acquisitions.
Employees
We have no direct employees. The employees of CR IV Advisors and its affiliates provide services to us related to acquisition and disposition, property management, asset management, financing, accounting, investor relations and administration. The employees of CCC, the dealer manager for the Offering, provide wholesale brokerage services.
We are dependent on CR IV Advisors and its affiliates for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, property management and other general administrative responsibilities. In the event that these companies were unable to provide these services to us, we would be required to obtain such services from other sources.
We reimburse CR IV Advisors and its affiliates for expenses incurred in connection with its provision of administrative, acquisition, property management, asset management, financing, accounting and investor relation services, including personnel costs, subject to certain limitations. During the years ended December 31, 2014, 2013 and 2012, $7.3 million, $6.2 million and $248,000, respectively, were recorded for reimbursement of services provided by CR IV Advisors and its affiliates in connection with the acquisition, management, and financing of our assets. During the year ended December 31, 2012, we did not incur any advisory fees or operating expense reimbursements for certain months from April 13, 2012, when we commenced principal operations, through December 31, 2012 as CR IV Advisors agreed to waive its rights to these fees and expense reimbursements during such periods. In addition, during the years ended December 31, 2014, 2013 and 2012, $7.3 million, $36.2 million and $6.0 million, respectively, were recorded for the reimbursement of certain third-party and personnel costs allocated in connection with the issuance of shares pursuant to the Offering.
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
Concentration of Credit Risk
As of December 31, 2014, we had cash on deposit, including restricted cash, at ten financial institutions, in three of which we had deposits in excess of federally insured levels totaling $58.7 million; however, we have not experienced any losses in such accounts. We limit significant cash deposits to accounts held by financial institutions with high credit standing; therefore, we believe we are not exposed to any significant credit risk on its cash deposits.
As of December 31, 2014, no single tenant accounted for greater than 10% of our 2014 gross annualized rental revenues. We had certain geographic concentrations in our property holdings. In particular, as of December 31, 2014, 75 of our properties were located in California and 92 were located in Texas, which accounted for 12% and 10%, respectively, of our 2014 gross annualized rental revenues. In addition, we have tenants in the discount store and pharmacy industries, which comprised 15%

and 13%, respectively, of our 2014 gross annualized rental revenues. See “Item 2. Properties” for additional information regarding the geographic concentration of our properties.
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
Available Information
We electronically file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the SEC. We have also filed registration statements, amendments to our registration statements, and/or supplements to our prospectus in connection with our Offerings with the SEC. Copies of our filings with the SEC may be obtained from the SEC’s website, at http://www.sec.gov. Access to these filings is free of charge.

ITEM 1A.	RISK FACTORS
The factors described below represent our principal risks. Other factors may exist that we do not consider to be significant based on information that is currently available or that we are not currently able to provide.
Risks Related to an Investment in Cole Credit Property Trust IV, Inc.
We currently have not identified all of the properties or real estate-related investments we intend to purchase. For this and other reasons, an investment in our shares is speculative.
We currently have not identified all of the properties or real estate-related investments that we may purchase. We have established policies relating to the types of investments we will make and the creditworthiness of tenants of our properties, but our advisor will have wide discretion in implementing these policies, subject to the oversight of our board of directors. Additionally, our advisor has discretion to determine the location, number and size of our investments and the percentage of net proceeds we may dedicate to a single investment. As a result, you will not be able to evaluate the economic merit of our future investments until after such investments have been made. Therefore, an investment in our shares is speculative.
You should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stages of development. To be successful in this market, we and our advisor must, among other things:
•identify and acquire investments that further our investment objectives;
•increase awareness of the Cole Credit Property Trust IV, Inc. name within the investment products market;

•	rely on our advisor and its affiliates to attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;
•respond to competition for our targeted real estate and other investments;

•	rely on our advisor and its affiliates to continue to build and expand our operations structure to support our business; and

•be continuously aware of, and interpret, marketing trends and conditions.
We may not succeed in achieving these goals, and our failure to do so could cause you to lose all or a portion of your investment.
Our shares have limited liquidity and we are not required, through our charter or otherwise, to provide for a liquidity event. There is no public trading market for our shares and there may never be one; therefore, it will be difficult for you to sell your shares. You should view our shares only as a long-term investment.
There currently is no public market for our common stock and there may never be one. In addition, we do not have a fixed date or method for providing stockholders with liquidity. We expect that our board of directors will make that determination in the future based, in part, upon advice from our advisor. If you are able to find a buyer for your shares, you will likely have to sell them at a substantial discount to your purchase price. It also is likely that your shares would not be accepted as the primary collateral for a loan. Therefore, shares of our common stock should be considered illiquid and a long-term investment, and our stockholders must be prepared to hold their shares of our common stock for an indefinite length of time.
You are limited in your ability to sell your shares pursuant to our share redemption program and may have to hold your shares for an indefinite period of time.
Our share redemption program includes numerous restrictions that limit your ability to sell your shares. Generally, you must have held your shares for at least one year in order to participate in our share redemption program. Subject to funds being available, we will further limit the number of shares redeemed pursuant to our share redemption program as follows: (1) we will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemption is being paid (provided, however, that while shares subject to a redemption requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be redeemed, shares subject to a redemption requested upon the death of a stockholder will not be subject to the percentage cap); and (2) funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under our DRIP Offering. In an effort to accommodate redemption requests throughout the calendar year, we intend to limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter (provided, however, that while shares subject to a redemption requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be redeemed, shares subject to a redemption requested upon the death of a stockholder will not be subject to the percentage cap), and funding for redemptions for each quarter generally will be limited to the net proceeds we receive from the sale of shares in the respective quarter under our DRIP Offering; however, our management may waive these quarterly limitations in its sole discretion, subject to the 5.0% cap on the number of shares we may redeem during the respective trailing 12-month period. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. Our board of directors may amend the terms of, suspend, or terminate our share redemption program without stockholder approval upon 30 days’ prior written notice or reject any request for redemption. These restrictions severely limit your ability to sell your shares should you require liquidity, and limit your ability to recover the value you invested or the fair market value of your shares.
The offering price for our shares was not based on the book value or net asset value of our investments or our expected cash flow.
The offering price for our shares was not based on the book value or net asset value of our investments or our expected cash flow. Our board of directors does not intend to provide a reasonable estimate of the value of our shares until October 4, 2015 (18 months after the end of our Offering), unless earlier required pursuant to applicable regulatory requirements. Until such time as we determine a reasonable estimate of the value of our shares, the deemed value of our common stock in any statement by us will be $10.00 per share. Such deemed value of our shares is not intended to reflect our per share net asset value. See “Item 7. Distributions” included elsewhere in this Annual Report on Form 10-K.
We may be unable to pay or maintain cash distributions or increase distributions over time.
There are many factors that can affect the availability and timing of cash distributions to our stockholders. Distributions are based primarily on anticipated cash flow from operations over time. The amount of cash available for distributions is affected by many factors, such as the performance of our advisor in selecting investments for us to make, selecting tenants for our properties and securing financing arrangements, our ability to buy properties, rental income from our properties, and our operating expense levels, as well as many other variables. We may not always be in a position to pay distributions to you and any distributions we do make may not increase over time. In addition, our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to our stockholders. There also is a risk that we may not have sufficient cash from operations to make a distribution required to maintain our REIT status.

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

During the year ended December 31, 2014 we paid distributions of $177.0 million, including $104.3 million through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the year ended December 31, 2014 was $89.1 million and reflected a reduction for real estate acquisition-related expenses incurred of $51.8 million, in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We treat our real estate acquisition related expenses as funded by proceeds from the Offerings, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock for the year ended December 31, 2014 are considered a source of our distributions to the extent that real estate acquisition-related expenses have reduced net cash flows provided by operating activities. As such our 2014 distributions were funded by net cash provided by operating activities of $89.1 million, or 50%, and proceeds from the Offerings of $87.9 million, or 50%.
Because we have paid, and may continue to pay, distributions from sources other than our cash flows from operations, distributions at any point in time may not reflect the current performance of our properties or our current operating cash flows.
Our organizational documents permit us to make distributions from any source, including the sources described in the risk factor above. Because the amount we pay out in distributions may exceed our cash flow from operations, distributions may not reflect the current performance of our properties or our current operating cash flows. To the extent distributions exceed cash flow from operations, distributions may be treated as a return of your investment and could reduce your basis in our common stock. A reduction in a stockholder’s basis in our common stock could result in the stockholder recognizing more gain upon the disposition of his or her shares, which in turn could result in greater taxable income to such stockholder.
We may suffer from delays in locating suitable investments, which could adversely affect our ability to pay distributions to you and the value of your investment.
We could suffer from delays in locating suitable investments. Delays we encounter in the selection and/or acquisition of income-producing properties likely would adversely affect our ability to pay distributions to you and the value of your overall returns. Competition from other real estate investors increases the risk of delays in investing our net offering proceeds. Our stockholders should expect to wait at least several months after the closing of a property acquisition before receiving cash distributions attributable to that property. If our advisor is unable to identify suitable investments, we will hold the proceeds we raise or raised in our Offerings in an interest-bearing account or invest the proceeds in short-term, investment-grade investments, which would provide a significantly lower return to us than the return we expect from our investments in real estate.
We have experienced losses in the past, and we may experience additional losses in the future.

Historically, we have experienced net losses (calculated in accordance with GAAP) and we may not be profitable or realize growth in the value of our investments. Many of our losses can be attributed to start-up costs, depreciation and amortization, as well as acquisition expenses incurred in connection with purchasing properties or making other investments. For a further discussion of our operational history and the factors affecting our losses, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K and our accompanying consolidated financial statements and notes thereto.
Our success depends to a significant degree upon certain key personnel of our advisor. If our advisor loses or is unable to obtain key personnel, our ability to achieve our investment objectives could be delayed or hindered, which could adversely affect our ability to pay distributions to you and the value of your investment.
Our success depends to a significant degree upon the contributions of certain executive officers and other key personnel of our advisor, each of whom would be difficult to replace. We cannot guarantee that all of these key personnel, or any particular person, will remain affiliated with us, our sponsor and/or our advisor. If any of our key personnel were to cease their affiliation with our advisor, our operating results could suffer. Further, we currently do not separately maintain key person life insurance on any of our executive officers and other key personnel of our advisor. We believe that our future success depends, in large part, upon our advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that our sponsor or advisor will be successful in attracting and retaining such skilled personnel. If our advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.
Certain members of our management and the management of our advisor have been required to devote time and resources to addressing issues created as a result of the investigation by ARCP’s audit committee and the restatements of certain of ARCP’s financial statements. To the extent these matters or related matters require further attention of the members of our management and the management of our advisor, such persons’ focus on our business strategy may be diminished.
ARCP became the indirect parent of our sponsor, our advisor, the dealer manager for the Offering and our property manager as a result of the merger of Cole and ARCP on February 7, 2014. On October 29, 2014, ARCP announced that, as a result of preliminary findings of an independent investigation being conducted by its audit committee, certain of ARCP’s financial statements should no longer be relied upon. ARCP’s audit committee conducted an investigation with the assistance of independent advisors, Weil, Gotshal & Manges LLP and Ernst & Young LLP and, in March 2015, ARCP announced the conclusions of the investigation and restated ARCP’s financial statements for the year ended December 31, 2013 and the first and second quarters of 2014. ARCP also reported the remedial actions it has taken and is taking in response to the findings, and that the investigation did not identify any changes to the financial statements or operations of Cole Capital sponsored non-traded REITs. Certain members of our management and the management of our advisor have been required to devote time and resources to addressing issues relating to ARCP’s financial statements and internal investigation. Should such persons be required to devote further attention to these matters or related matters, their focus on our business strategy may be diminished.
If our board of directors elects to internalize our management functions in connection with a listing of our shares of common stock on an exchange or other liquidity event, your interest in us could be diluted, and we could incur other significant costs associated with being self-managed.
In the future, we may undertake a listing of our common stock on an exchange or other liquidity event that may involve internalizing our management functions. If our board of directors elects to internalize our management functions, we may negotiate to acquire our advisor’s assets and personnel. At this time, we cannot be sure of the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our common stock. The payment of such consideration could result in dilution of your interests as a stockholder and could reduce the net income per share attributable to your investment. Internalization transactions involving the acquisition of advisors affiliated with entity sponsors have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims, which would reduce the amount of funds available to operate our business and to pay distributions.
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

Our participation in a co-ownership arrangement would subject us to risks that otherwise may not be present in other real estate investments, which could result in litigation or other liability that could increase our costs and negatively affect our results of operations.
We may enter in co-ownership arrangements with respect to a portion of the properties we acquire. Co-ownership arrangements involve risks generally not otherwise present with an investment in real estate and could result in litigation or other liability to us, such as the following:

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
Risks Related to Conflicts of Interest
We are subject to conflicts of interest arising out of our relationships with our advisor and its affiliates, including the material conflicts discussed below. The “Conflicts of Interest” section of Part I, Item 1 of this Annual Report on Form 10-K provides a more detailed discussion of the conflicts of interest between us and our advisor and its affiliates, and our policies to reduce or eliminate certain potential conflicts.

Our advisor and its affiliates face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.
Our advisor and its affiliates are entitled to substantial fees from us under the terms of the advisory agreement. These fees could influence the judgment of our advisor and its affiliates in performing services for us. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our advisor and its affiliates, including the advisory agreement;

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
Pursuant to the terms of our advisory agreement, our advisor is entitled to a subordinated performance fee that is structured in a manner intended to provide incentives to our advisor to perform in our best interests and in the best interests of our stockholders. However, because our advisor does not maintain a significant equity interest in us and is entitled to receive certain fees regardless of performance, our advisor’s interests are not wholly aligned with those of our stockholders. Furthermore, our advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our advisor to performance-based fees. In addition, our advisor will have substantial influence with respect to how and when our board of directors elects to provide liquidity to our investors, and these performance-based fees could influence our advisor’s recommendations to us in this regard. Our advisor also has the right to terminate the advisory agreement without cause or penalty which, under certain circumstances, could result in our advisor earning a performance fee. This could have the effect of delaying, deferring or preventing a change of control.
A number of other real estate programs sponsored by Cole Capital, as well as ARCP, use investment strategies that are similar to ours, therefore our executive officers and the officers and key personnel of our advisor and its affiliates may face conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor.
CCPT V, Cole Income NAV Strategy and ARCP have characteristics, including targeted investment types, investment objectives and criteria, and anticipated fund terms, substantially similar to ours. As a result, we may be seeking to acquire properties and other real estate-related investments at the same time as ARCP or one or more of the real estate programs sponsored by Cole Capital and managed by officers and key personnel of our advisor and/or its affiliates, and these other real estate programs sponsored by Cole Capital may use investment strategies and have investment objectives that are similar to ours. Certain of our executive officers and the executive officers of our advisor also are executive officers of REITs sponsored by Cole Capital and/or their advisors, the general partners of other partnerships sponsored by Cole Capital and/or the advisors or fiduciaries of other real estate programs sponsored by Cole Capital. ARCP has adopted an asset allocation policy to allocate property acquisitions among ARCP and various programs sponsored by Cole Capital. There is a risk that the allocation of investment properties may result in our acquiring a property that provides lower returns to us than a property purchased by

ARCP or a real estate program sponsored by Cole Capital. In addition, we have acquired, and may continue to acquire, properties in geographic areas where ARCP or real estate programs sponsored by Cole Capital own properties. If one of the other real estate programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. Similar conflicts of interest may arise if our advisor recommends that we make or purchase mortgage loans or participations in mortgage loans, since ARCP or a real estate program sponsored by Cole Capital may be competing with us for these investments. You will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making your investment.
Our officers and our advisor, including its key personnel and officers, face conflicts of interest related to the positions they hold with affiliated and unaffiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns to you.
Our president and chief executive officer, Thomas W. Roberts, who also serves on our board of directors, is also an officer of Cole Capital and one or more entities affiliated with our advisor. In addition, our chief financial officer and treasurer, Simon J. Misselbrook, is also an officer of our advisor, other real estate programs sponsored by Cole Capital and one or more entities affiliated with our advisor. Our advisor and its key personnel are also key personnel and partners of other real estate programs that have investment objectives, targeted assets, and legal and financial obligations similar to ours and/or the advisor to such programs, and they may have other business interests as well. As a result, these individuals have duties to us and our stockholders, as well as to these other entities and their stockholders, members and limited partners, in addition to business interests in other entities. These duties to such other entities and persons may create conflicts with the duties that they owe to us and our stockholders. There is a risk that their loyalties to these other entities could result in actions or inactions that are adverse to our business and violate their duties to us and our stockholders, which could harm the implementation of our investment strategy and our investment and leasing opportunities.
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
Under our charter, we are permitted to acquire properties from affiliates of our advisor, provided, that any and all acquisitions from affiliates of our advisor must be approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction as being fair and reasonable to us and at a price to us that is no greater than the cost of the property to the affiliate of our advisor, unless a majority of the independent directors determine that there is substantial justification for any amount that exceeds such cost and that the difference is reasonable. In no event will we acquire a property from an affiliate of our advisor if the cost to us would exceed the property’s current appraised value as determined by an independent appraiser. In the event that we acquire a property from an affiliate of our advisor, we may be foregoing an opportunity to acquire a different property that might be more advantageous to us. In addition, under our charter, we are permitted to borrow funds from affiliates of our advisor, including our sponsor, provided, that any such loans from affiliates of our advisor must be approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction as being fair, competitive and commercially reasonable, and no less favorable to us than comparable loans between unaffiliated parties. Under our charter, we are also permitted to sell and lease our assets to affiliates of our advisor. Any such sale or lease transaction would be subject to our general policy that governs all transactions with entities affiliated with our advisor. To the extent that we acquire any properties from affiliates of our advisor, borrow funds from affiliates of our advisor or sell or lease our assets to affiliates of our advisor, such transactions could result in a conflict of interest.
Our advisor faces conflicts of interest relating to joint ventures or other co-ownership arrangements that we may enter into with ARCP or other real estate programs sponsored by Cole Capital, which could result in a disproportionate benefit to ARCP or another real estate program sponsored by Cole Capital.
We may enter into joint ventures with ARCP or another real estate program sponsored by Cole Capital for the acquisition, development or improvement of properties as well as the acquisition of real-estate related investments. Officers and key persons of our advisor also are officers and key persons of other REITs sponsored by Cole Capital and/or their advisors, the general partners of other real estate programs sponsored by Cole Capital and/or the advisors or fiduciaries of other real estate programs sponsored by Cole Capital. These officers and key persons may face conflicts of interest in determining which real estate program should enter into any particular joint venture or co-ownership arrangement. These persons also may have a conflict in structuring the terms of the relationship between us and any affiliated co-venturer or co-owner, as well as conflicts of interests in managing the joint venture.
In the event we enter into joint venture or other co-ownership arrangements with ARCP or another real estate program sponsored by Cole Capital, our advisor and its affiliates may have a conflict of interest when determining when and whether to buy or sell a particular property, or to make or dispose of another real estate-related investment. In addition, if we become listed for trading on a national securities exchange, we may develop more divergent goals and objectives from any affiliated co-venturer or co-owner that is not listed for trading. In the event we enter into a joint venture or other co-ownership arrangement with another real estate program sponsored by Cole Capital that has a term shorter than ours, the joint venture may be required to sell its properties earlier than we may desire to sell the properties. Even if the terms of any joint venture or other co-ownership agreement between us and ARCP or another real estate program sponsored by Cole Capital grants us the right of first refusal to buy such properties, we may not have sufficient funds or borrowing capacity to exercise our right of first refusal under these circumstances.
Since certain of the executive officers of our advisor are the executive officers of Cole Capital and the advisors to other real estate programs sponsored by Cole Capital, agreements and transactions between or among the parties with respect to any joint venture or other co-ownership arrangement will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers or co-owners, which may result in the co-venturer or co-owner receiving benefits greater than the benefits that we receive. We have adopted certain procedures for dealing with potential conflicts of interests as further described in “Item 1. Business — Conflicts of Interest” included elsewhere in this Annual Report on Form 10-K.
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
Our charter requires that any tender offer, including any “mini-tender” offer, must comply with most of the requirements of Regulation 14D of the Exchange Act. The offering person must provide our company notice of the tender offer at least ten business days before initiating the tender offer. If the offering person does not comply with these requirements, we will have the right to redeem that person’s shares and any shares acquired in such tender offer. In addition, the non-complying person shall be responsible for all of our expenses in connection with that person’s noncompliance. This provision of our charter may discourage a person from initiating a tender offer for our shares and prevent you from receiving a premium to your purchase price for your shares in such a transaction.

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
In addition, pursuant to our charter, we will submit any other proposed liquidity event or transaction to our stockholders for approval if the transaction involves (a) the internalization of our management functions through our acquisition of our advisor or an affiliate of our advisor or (b) the payment of consideration to our advisor or an affiliate of our advisor other than pursuant to the terms of the advisory or dealer manager agreements or where the advisor or its affiliates receive consideration in its capacity as a stockholder on the same terms as our other stockholders.
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
Existing stockholders do not have preemptive rights to any shares issued by us in the future. Our charter currently has authorized 500.0 million shares of stock, of which 490.0 million shares are designated as common stock and 10.0 million shares are designated as preferred stock. Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of stock, increase or decrease the number of shares of any class or series of stock designated, or classify or reclassify any unissued shares without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our board of directors, except that the issuance of preferred stock must also be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access at our expense to our legal counsel or to independent legal counsel. Our stockholders likely will suffer dilution of their equity investment in us, in the event that we (1) sell additional shares in the future, including those issued pursuant to our DRIP Offering, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of our common stock to our advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement or (5) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our operating partnership. In addition, the partnership agreement for our operating partnership contains provisions that would allow, under certain circumstances, other entities, including other real estate programs sponsored by Cole Capital, to merge into or cause the exchange or conversion of their interest in that entity for interests of our operating partnership. Because the limited partnership interests of our operating partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our operating partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders.
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
Many of our properties are occupied by only one tenant or derive a majority of its rental income from a limited number of major tenants and, therefore, the success of those properties will be materially dependent on the financial stability of such tenants. Such tenants face competition within their industries and other factors that could reduce their ability to make rent payments. For example, our retail tenants face competition from other retailers, as well as competition from other retail channels, such as factory outlet centers, wholesale clubs, mail order catalogs, television shopping networks and various developing forms of e-commerce. In addition, our retail properties will be located in public places, where crimes, violence and other incidents may occur. Such incidents could reduce the amount of business conducted by the tenants at our properties, thus reducing the tenants’ abilities to pay rent, and such incidents could also expose us to civil liability, as the property owner. Furthermore, if we invest in industrial properties, a general reduction in U.S. manufacturing activity could reduce our manufacturing tenants’ abilities to pay rent. Lease payment defaults by tenants could cause us to reduce the amount of distributions we pay. A default by a single or major tenant on its lease payments to us would cause us to lose revenue from the property and force us to find an alternative source of revenue to meet any expenses associated with the property and prevent a foreclosure if the property is subject to a mortgage. In the event of a default by a single or major tenant, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting the property. If a lease is terminated, we may not be able to lease the property for the rent previously received or sell the property without incurring a loss. A default by a single or major tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease to such a tenant, or such tenant’s election not to extend a lease upon its expiration, could have an adverse effect on our financial condition and our ability to pay distributions to you.

A high concentration of our properties in a particular geographic area, or with tenants in a similar industry, would magnify the effects of downturns in that geographic area or industry.
To the extent that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately affects that geographic area would have a magnified adverse effect on our portfolio. Similarly, when tenants of our properties are concentrated in a certain industry or industries, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio. In particular, as of December 31, 2014, 75 of our properties were located in California and 92 were located in Texas, which accounted for 12% and 10%, respectively, of our 2014 gross annualized rental revenues. In addition, we have tenants in the discount store and drugstore industries, which comprised 15% and 13%, respectively, of our 2014 gross annualized rental revenues.
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
When tenants do not renew their leases or otherwise vacate their space, it is usual that, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. In addition, although we expect that our leases with tenants will require tenants to pay routine property maintenance costs, we will likely be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops. We will use substantially all of the gross proceeds from our Offerings to buy real estate and real estate-related investments and to pay various fees and expenses. We intend to reserve only approximately 0.1% of the gross proceeds from our Offerings for future capital needs. Accordingly, if we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain funds from other sources, such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both.
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
We are exposed to risks related to increases in market lease rates and inflation, as income from long-term leases is the primary source of our cash flows from operations.
We are exposed to risks related to increases in market lease rates and inflation, as income from long-term leases is the primary source of our cash flows from operations. Leases of long-term duration or which include renewal options that specify a maximum rate increase may result in below market lease rates over time if we do not accurately estimate inflation or market lease rates. Provisions of our leases designed to mitigate the risk of inflation and unexpected increases in market lease rates, such as periodic rental increases, may not adequately protect us from the impact of inflation or unexpected increases in market lease rates. If we are subject to below market lease rates on a significant number of our properties pursuant to long-term leases, our cash flow from operations and financial position may be adversely affected.
We may not be able to sell our properties at a price equal to, or greater than, the price for which we purchased such property, which may lead to a decrease in the value of our assets.
Some of our leases may not contain rental increases over time, or the rental increases may be less than the fair market rate at a future point in time. In such event, the value of the leased property to a potential purchaser may not increase over time, which may restrict our ability to sell that property, or if we are able to sell that property, may result in a sale price less than the price that we paid to purchase the property.
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
Our properties are, and any property that we acquire will be, subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. Our properties are, and any property that we acquire will be, subject to increases in tax rates, utility costs, insurance costs, repairs and maintenance costs, administrative costs and other operating expenses. Some of our leases may not require the tenants to pay all or a portion of these expenses, in which event we may have to pay these costs. If we are unable to lease properties on terms that require the tenants to pay all or some of the properties’ operating expenses, if our tenants fail to pay these expenses as required or if expenses we are required to pay exceed our expectations, we could have less funds available for future acquisitions or cash available for distributions to you.
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
We have diversified, and expect to continue to diversify, our cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities. However, the Federal Deposit Insurance Corporation only insures amounts up to $250,000 per depositor per insured bank. We currently have cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we deposit funds ultimately fails, we may lose our deposits over $250,000. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of your investment.
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
From time to time, we may acquire multiple properties in a single transaction. Portfolio acquisitions are more complex and expensive than single property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on our ability to manage the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties. To acquire multiple properties in a single transaction, we may be required to accumulate a large amount of cash. We would expect the returns that we earn on such cash to be less than the ultimate returns on real property, therefore accumulating such cash could reduce our funds available for distributions to you. Any of the foregoing events may have an adverse effect on our operations.
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
We intend to invest primarily in properties historically used for corporate purposes. Some of these properties may contain at the time of our investment, or may have contained prior to our investment, underground storage tanks for the storage of petroleum products and other hazardous or toxic substances. All of these operations create a potential for the release of petroleum products or other hazardous or toxic substances. Some of our potential properties may be adjacent to or near other properties that have contained or then currently contain underground storage tanks used to store petroleum products or other hazardous or toxic substances. In addition, certain of our potential properties may be on or adjacent to or near other properties upon which others, including former owners or tenants of our properties, have engaged, or may engage in the future, in activities that may release petroleum products or other hazardous or toxic substances.
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
In some instances we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default on its obligations under the financing, which could negatively impact cash flow from operations. Even in the absence of a purchaser default, the distribution of sale proceeds or their reinvestment in other assets will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price, and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to pay cash distributions to you.
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
Recently, the U.S. Financial Accounting Standards Board (the “FASB”) and the International Accounting Standards Board (the “IASB”) initiated a joint project to develop new guidelines to lease accounting. Beginning in 2010, the FASB and IASB (collectively, the “Boards”) issued various exposure drafts (the “Exposure Drafts”), which propose substantial changes to the current lease accounting standards, primarily by eliminating the concept of operating lease accounting. As a result, a right-of-use lease asset and lease liability would be recorded on the tenant’s balance sheet for certain lease arrangements. In addition, the Exposure Drafts could impact the method in which contractual lease payments would be recorded. In order to mitigate the effect of the proposed lease accounting, tenants may seek to negotiate certain terms within new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms or fewer extension options, which would generally have less impact on tenant balance sheets. Also, tenants may reassess their lease-versus-buy strategies. This could result in a greater non-renewal risk, a delay in investing our Offering proceeds, or shorter lease terms, all of which may negatively impact our operations and our ability to pay distributions to you.
On May 16, 2013, the Boards published revised Exposure Drafts, which were open for public comment through September 2013. During the comment period, the Boards undertook various outreach activities (for example, webcasts, fieldwork, roundtable meetings, etc.) to discuss the proposals with a wide range of interested parties. The Boards plan to consider all feedback; however, final standards are not expected to be issued until some time in 2015 and are expected to be effective no earlier than January 1, 2017.
Our costs associated with complying with the Americans with Disabilities Act of 1990, as amended, may affect cash available for distributions.
Our properties generally are subject to the Americans with Disabilities Act of 1990, as amended (the “Disabilities Act”). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. We will attempt to acquire properties that comply with the Disabilities Act or place the burden on the seller or other third party, such as a tenant, to ensure compliance with the Disabilities Act. However, we may not be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for Disabilities Act compliance may affect cash available for distributions and the amount of distributions to you.
Risks Associated with Debt Financing
We have incurred mortgage indebtedness and other borrowings, which may increase our business risks, hinder our ability to make distributions, and decrease the value of your investment.
We have acquired real estate and other real estate-related investments by borrowing new funds. In addition, we have incurred mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire additional real properties and other investments and to pay distributions to our stockholders. We may borrow additional funds if we need funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders. We may also borrow additional funds if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes.
Our advisor believes that utilizing borrowing is consistent with our investment objective of maximizing the return to investors. There is no limitation on the amount we may borrow against any individual property or other investment. However, under our charter, we are required to limit our borrowings to 75% of the cost of our gross assets (before deducting depreciation or other non-cash reserves) of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in our next quarterly report, along with justification for such excess borrowing. Moreover, our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless such borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with justification for such excess borrowing. Our borrowings will not exceed 300% of our net assets as of the date of any borrowing, which is the maximum level of indebtedness permitted under the NASAA REIT Guidelines; however, we may exceed that limit if approved by a majority of our independent directors. These factors could limit the amount of cash we have available to distribute to you and could result in a decline in the value of your investment.
We do not intend to incur mortgage debt on a particular property unless we believe the property’s projected operating cash flow is sufficient to service the mortgage debt. However, if there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on a property, the amount available for distributions to you may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders’ investment. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds from the foreclosure. In such event, we may be unable to pay the amount of distributions required in order to maintain our qualification as a REIT. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. If we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to you will be adversely affected, which could result in us losing our REIT status and would result in a decrease in the value of your investment.
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
We have incurred indebtedness, and in the future may incur additional indebtedness, that bears interest at a variable rate. To the extent that we incur variable rate debt, increases in interest rates would increase our interest costs, which could reduce our operating cash flows and our ability to pay distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.
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
Using derivative financial instruments to hedge against exchange rate and interest rate fluctuations exposes us to credit risk, basis risk and legal enforceability risks. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to pay distributions to you will be adversely affected.
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

Federal Income Tax Risks
Our failure to maintain our qualification as a REIT would adversely affect our operations and our ability to make distributions.
We are currently taxed as a REIT under the Internal Revenue Code. Our ability to maintain our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Internal Revenue Code. Future legislative, judicial or administrative changes to the federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT. If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to you because of the additional tax liability. In addition, distributions to you would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If we lose our REIT status, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax. Our failure to qualify as a REIT would adversely affect the return on your investment.
Re-characterization of sale-leaseback transactions may cause us to lose our REIT status.
We may purchase properties and lease them back to the sellers of such properties. The Internal Revenue Service could challenge our characterization of certain leases in any such sale-leaseback transactions as “true leases,” which allows us to be treated as the owner of the property for federal income tax purposes. In the event that any sale-leaseback transaction is challenged and re-characterized as a financing transaction or loan for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so re-characterized, we might fail to satisfy the REIT qualification “asset tests” or the “income tests” and, consequently, lose our REIT status effective with the year of re-characterization. Alternatively, such a recharacterization could cause the amount of our REIT taxable income to be recalculated, which might also cause us to fail to meet the distribution requirement for a taxable year and thus lose our REIT status.
You may have current tax liability on distributions you elect to reinvest in our common stock.
If you participate in our DRIP, you will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, you will be treated, for tax purposes, as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. Such an additional deemed distribution could cause you to be subject to additional income tax liability. Unless you are a tax-exempt entity, you may have to use funds from other sources to pay your tax liability arising as a result of the distributions reinvested in our shares.
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
Distributions payable by REITs, however, generally continue to be taxed at the normal rate applicable to the recipient, rather than the 15% or 20% preferential rate. Our distributions (other than capital gain dividends) will be taxed as ordinary income, not at the 15% or 20% preferential rate, to the extent they are from our current or accumulated earnings and profits, and may be subject to the 3.8% net investment income tax discussed further below. To the extent distributions exceed our current or accumulated earnings and profits, they will be treated first as a tax-free return of capital, reducing the tax basis in each U.S. stockholder’s shares (but not below zero). Any distributions in excess of a U.S. stockholder’s tax basis will be taxed as gain from the sale of shares. You should discuss the difference in treatment of REIT distributions and regular corporate distributions with your tax advisor.

If our operating partnership fails to maintain its status as a partnership or disregarded entity, its income may be subject to taxation, which would reduce the cash available to us for distribution to you.

We intend to cause CCPT IV OP, our operating partnership, to maintain its current status as a disregarded entity, or, in the alternative, a partnership, for federal income tax purposes. CCPT IV OP would lose its status as a disregarded entity for federal income tax purposes if it issues interests to any subsidiary we establish that is not a disregarded entity for tax purposes (a “regarded entity”) or a person other than us. If CCPT IV OP issues interests to any subsidiary we establish that is a regarded entity for tax purposes or a person other than us, we would characterize our operating partnership as a partnership for federal income tax purposes. As a disregarded entity or partnership, CCPT IV OP is not subject to federal income tax on its income. However, if the Internal Revenue Service were to successfully challenge the status of our operating partnership as an entity taxable as a partnership or as a disregarded entity, CCPT IV OP would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This could also result in us losing REIT status, and becoming subject to a corporate-level tax on our income. This would substantially reduce the cash available to us to make distributions to you and the return on your investment. In addition, if any of the partnerships or limited liability companies through which CCPT IV OP owns its properties, in whole or in part, loses its characterization as a partnership or disregarded entity for federal income tax purposes, such partnership or limited liability company would be subject to taxation as a corporation, thereby reducing cash available for distributions to our operating partnership. Such a re-characterization of CCPT IV OP or an underlying property owner also could threaten our ability to maintain our REIT status.

In certain circumstances, we may be subject to federal and state income taxes as a REIT, which would reduce our cash available for distribution to you.

Even if we maintain our qualification as a REIT, we may be subject to federal income taxes or state taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Internal Revenue Code) will be subject to a 100% excise tax. Additionally, if we are not able to make sufficient distributions to eliminate our REIT taxable income, we may be subject to tax as a corporation on our undistributed REIT taxable income. We may also decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of our operating partnership or at the level of the other entities through which we indirectly own our assets. Any federal or state taxes we pay will reduce our cash available for distribution to you.
Legislative or regulatory action with respect to taxes could adversely affect the returns to our investors.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the federal income tax laws applicable to investments similar to an investment in our common stock. On March 30, 2010, the President signed into law the Health Care and Education Reconciliation Act of 2010 (the “Reconciliation Act”). The Reconciliation Act requires certain stockholders who are U.S. citizens and resident aliens and certain estates and trusts to pay a 3.8% Medicare tax on, among other things, dividends on and capital gains from the sale or other disposition of shares, subject to certain exceptions. This additional tax applies broadly to essentially all dividends and all gains from dispositions of stock, including dividends from REITs and gain from dispositions of REIT stock, such as our stock.
Additional changes to the tax laws are likely to continue to occur, and we cannot assure our stockholders that any such changes will not adversely affect their taxation. Such changes could have an adverse effect on an investment in our stock or on the market value or the resale potential of our assets. Our stockholders are urged to consult with their own tax advisor with respect to the impact of recent legislation on their investment in our stock and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our stock.
Congress passed major federal tax legislation in 2003, with modifications to that legislation in 2005 and an extension of that legislation by the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. One of the changes effected by that legislation generally reduced the maximum tax rate on qualified dividends paid by corporations to individuals to 15.0% through 2012. On January 3, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, extending such 15.0% qualified dividend rate for 2013 and subsequent taxable years for those unmarried individuals with income under $400,000 and for married couples with income under $450,000. For those with income above such thresholds, the qualified dividend rate is 20.0%. REIT distributions, however, generally do not constitute qualified dividends and consequently are not eligible for this reduced maximum tax rate. Therefore, our stockholders will pay federal income tax on our distributions

(other than capital gain dividends or distributions which represent a return of capital for tax purposes) at the applicable “ordinary income” rate, the maximum of which is currently 39.6%. This tax on distributions would be imposed in addition to the 3.8% net investment income tax that would generally be applicable to recipients of our distributions. However, as a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to you, and we thus expect to avoid the “double taxation” to which other corporations are typically subject.
Although REITs continue to receive substantially better tax treatment than entities taxed as corporations, it is possible that future legislation would result in REITs having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be taxed for federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in our stockholders’ best interest.
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
A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to tax pursuant to the Foreign Investment in Real Property Tax Act of 1980, as amended (“FIRPTA”) on the gain recognized on the disposition. Such FIRPTA tax does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50% of the REIT’s stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure you that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, gain realized by foreign investors on a sale of our shares would be subject to FIRPTA tax, unless our shares were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 5% of the value of our outstanding common stock.
Distributions to foreign investors may be treated as ordinary income distributions to the extent that they are made out of current or accumulated earnings and profits.
In general, foreign investors will be subject to regular U.S. federal income tax with respect to their investment in our stock if the income derived therefrom is “effectively connected” with the foreign investor’s conduct of a trade or business in the United States. A distribution to a foreign investor that is not attributable to gain realized by us from the sale or exchange of a “U.S. real property interest” within the meaning of FIRPTA, and that we do not designate as a capital gain dividend, will be treated as an ordinary income distribution to the extent that it is made out of current or accumulated earnings and profits (as determined for U.S. federal income tax purposes). Generally, any ordinary income distribution will be subject to a U.S. withholding tax equal to 30% of the gross amount of the distribution, unless this tax is reduced by the provisions of an applicable treaty.
Foreign investors may be subject to FIRPTA tax upon the payment of a capital gain distribution.
A foreign investor also may be subject to FIRPTA tax upon the payment of any capital gain distribution by us, which distribution is attributable to gain from sales or exchanges of U.S. real property interests. Additionally, capital gain distributions paid to foreign investors, if attributable to gain from sales or exchanges of U.S. real property interests, would not be exempt from FIRPTA and would be subject to FIRPTA tax.
We encourage foreign investors to consult their tax advisor to determine the tax consequences applicable to them.

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

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to equitable remedies. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary who authorized or directed the investment may be subject to (i) the imposition of civil and criminal penalties,(ii) equitable remedies, and (iii) the imposition of excise taxes with respect to the amount invested.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
As of December 31, 2014, we owned 759 properties located in 45 states comprising approximately 20.2 million rentable square feet of commercial space including square feet of buildings on land parcels subject to ground leases. As of December 31, 2014, 672 of the properties were freestanding, single-tenant retail properties, 77 of the properties were multi-tenant retail properties, seven of the properties were office/industrial properties, and three of the properties were medical office buildings. As of December 31, 2014, 99% of our rentable square feet was leased, with a weighted average remaining lease term of 11.6 years. As of December 31, 2014, we had outstanding debt of $1.5 billion, some of which is secured by certain properties in our portfolio and their related tenant leases on which the debt was placed.
In addition, through an unconsolidated joint venture arrangement, as of December 31, 2014, we had an interest in one property comprising 176,000 rentable square feet of commercial space for an aggregate investment of $19.2 million (the “Unconsolidated Joint Venture”).

Property Statistics
The following table shows the tenant diversification of our real estate portfolio, based on gross annualized rental revenue, as of December 31, 2014:

			2014 Gross	Percentage of
	Total		Annualized	2014 Gross
	Number	Leased	Rental Revenue	Annualized
Tenant	of Leases (1)	Square Feet (1) (2)	(in thousands)	Rental Revenue
Walgreens – drugstore	67	979,129	$23,992	8%
Dollar General – discount store	167	1,617,808	16,360	6%
Family Dollar – discount store	132	1,114,534	13,534	5%
CVS – drugstore	45	565,274	12,634	4%
United Oil – gas and convenience	55	71,741	11,824	4%
PetSmart – pet supply	30	590,451	8,798	3%
Home Depot – home and garden	4	458,825	7,509	3%
L.A. Fitness – fitness	8	384,571	7,061	2%
Dick's Sporting Goods – sporting and hobby	11	559,535	6,772	2%
Lowe's – home and garden	9	1,123,509	6,565	2%
Other	896	12,425,222	176,826	61%
	1,424	19,890,599	$291,875	100%

(1) Excludes the property owned through the Unconsolidated Joint Venture.
(2) Includes square feet of buildings on land parcels subject to ground leases.
The following table shows the tenant industry diversification of our real estate portfolio, based on gross annualized rental revenue, as of December 31, 2014:

			2014 Gross	Percentage of
	Total		Annualized	2014 Gross
	Number	Leased	Rental Revenue	Annualized
Industry	of Leases (1)	Square Feet (1) (2)	(in thousands)	Rental Revenue
Discount store	360	4,390,982	$43,775	15%
Pharmacy	114	1,570,256	37,123	13%
Home and garden	43	2,237,430	22,321	8%
Gas & convenience	85	212,208	21,835	7%
Grocery	41	1,658,939	21,610	7%
Sporting and hobby	25	1,250,795	15,021	5%
Apparel & jewelry	75	718,743	11,289	4%
Fitness	19	576,991	11,413	4%
Pet supply	43	750,263	11,274	4%
Casual dining	56	315,499	9,930	3%
Other	563	6,208,493	86,284	30%
	1,424	19,890,599	$291,875	100%

(1) Excludes the property owned through the Unconsolidated Joint Venture.
(2) Includes square feet of buildings on land parcels subject to ground leases.

The following table shows the geographic diversification of our real estate portfolio, based on gross annualized rental revenue, as of December 31, 2014:

	Total		2014 Gross	Percentage of
	Number		Annualized	2014 Gross
	of	Rentable	Rental Revenue	Annualized
Location	Properties (1)	Square Feet (1) (2)	(in thousands)	Rental Revenue
California	75	982,209	$35,676	12%
Texas	92	1,901,323	30,325	10%
Georgia	29	1,401,864	17,493	6%
Ohio	47	1,471,443	17,409	6%
Florida	52	1,300,110	16,506	6%
Illinois	21	1,019,911	13,884	5%
New York	11	362,609	13,808	5%
Alabama	59	1,105,478	12,599	4%
North Carolina	27	855,829	10,813	4%
Pennsylvania	10	706,604	9,541	3%
Other	336	9,063,303	113,821	39%
	759	20,170,683	$291,875	100%

(1) Excludes the property owned through the Unconsolidated Joint Venture.
(2) Includes square feet of buildings on land parcels subject to ground leases.
As of December 31, 2014, no single property’s gross annualized rental revenues accounted for 10% or more of our total gross annualized rental revenue.  In addition, no single property accounted for 10% or more of our total assets as of December 31, 2014.
Leases
Although there are variations in the specific terms of the leases of our properties, the following is a summary of the general structure of our leases. Generally, the leases of the properties owned provide for initial terms of 10 to 20 years. As of December 31, 2014, the weighted average remaining lease term was 11.6 years. The properties generally are leased under net leases pursuant to which the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. However, certain of the leases require us to maintain the roof and structure of the building. The leases of the properties provide for annual rental payments (payable in monthly installments) ranging from $6,000 to $5.9 million (average of $205,000). Certain leases provide for limited increases in rent as a result of fixed increases or increases in the consumer price index.
Generally, the property leases provide the tenant with one or more multi-year renewal options, subject to generally the same terms and conditions as the initial lease term.

The following table shows lease expirations of our real estate portfolio, as of December 31, 2014, during each of the next ten years and thereafter, assuming no exercise of renewal options:

			2014 Gross
	Total		Annualized	Percentage of
	Number	Leased	Rental Revenue	2014 Gross
	of Leases	Square Feet	Expiring	Annualized
Year of Lease Expiration	Expiring (1)	Expiring (1) (2)	(in thousands)	Rental Revenue
2015	45	167,082	$2,568	1%
2016	77	445,768	6,588	2%
2017	73	570,051	7,690	3%
2018	126	771,822	12,849	4%
2019	103	951,710	13,949	5%
2020	58	555,377	8,271	3%
2021	44	521,758	9,203	3%
2022	66	1,343,491	15,709	5%
2023	82	1,856,305	23,976	8%
2024	70	1,456,243	20,138	7%
Thereafter	680	11,250,992	170,934	59%
	1,424	19,890,599	$291,875	100%

(1) Excludes the property owned through the Unconsolidated Joint Venture.
(2) Includes square feet of buildings on land parcels subject to ground leases.
Credit Facility and Notes Payable Information
As of December 31, 2014, we had $1.5 billion of debt outstanding, consisting of $566.5 million outstanding in fixed rate mortgage loans (the “Fixed Rate Debt”), including $38.7 million outstanding of variable rate debt subject to interest rate swap agreements, and $900.0 million outstanding under our amended and restated unsecured credit facility with JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Facility”). The Fixed Rate Debt has annual interest rates ranging from 3.35% to 4.98% per annum and various maturity dates ranging from June 2018 through December 2024. The Credit Facility provides borrowings of up to $900.0 million, which includes a $300.0 million unsecured term loan (the “Term Loan”) and up to $600.0 million in unsecured revolving loans (the “Revolving Loans”). The Term Loan matures on August 15, 2018 and the Revolving Loans mature on August 15, 2017; however, we may elect to extend the maturity date for the Revolving Loans to August 15, 2018 subject to satisfying certain conditions set forth in the amended and restated unsecured credit agreement (the “Amended and Restated Credit Agreement”). We executed a swap agreement associated with the Term Loan, which had the effect of fixing the variable interest rate per annum on August 15, 2013 through the maturity date of the loan at 1.713% (the “Swap Rate”). The Term Loan bears interest at the Swap Rate plus an interest rate spread ranging from 1.65% to 2.50%, which totaled 3.36% as of December 31, 2014 based on our leverage ratio. As of December 31, 2014, the weighted average interest rate in effect for the Revolving Loans was 1.97%. There was $600.0 million outstanding under the Revolving Loans as of December 31, 2014.
The total debt outstanding has a weighted average years to maturity of 5.0 years and weighted average interest rate of 3.1%. The aggregate balance of gross real estate assets, net of gross liabilities, securing the total debt outstanding was $944.6 million as of December 31, 2014, which excluded the assets that are part of the Credit Facility’s underlying collateral pool of $2.2 billion. See Note 7 to our consolidated financial statements that are part of this Annual Report on Form 10-K for more information regarding the debt outstanding.
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
Market Information
As of March 25, 2015, we had approximately 307.0 million shares of common stock outstanding, held by a total of 61,260 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., who serves as our registrar and transfer agent.
There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Unless and until our shares are listed on a national securities exchange, we do not expect that a public market for the shares will develop. Pursuant to the DRIP Offering, we are selling shares of our common stock to the public at a price of $9.50 per share.
To assist fiduciaries of tax-qualified pension, stock bonus or profit-sharing plans, employee benefit plans and annuities described in Section 403(a) or (b) of the Internal Revenue Code or an individual retirement account or annuity described in Section 408 of the Internal Revenue Code subject to the annual reporting requirements of ERISA and IRA trustees or custodians in preparation of reports relating to an investment in the shares, we intend to provide reports of the per share estimated value of our common stock to those fiduciaries who request such reports. In addition, we are required pursuant to FINRA Rule 5110(f)(2)(m) to disclose in each annual report distributed to investors a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. For these purposes, the deemed value of our common stock is $10.00 per share as of December 31, 2014. However, as set forth above, there is no public trading market for the shares at this time and stockholders may not receive $10.00 per share if a market did exist. Unless otherwise required due to applicable regulations, until October 4, 2015 (18 months after the termination of the Offering), we intend to use the most recent offering price as the per share estimated value. Beginning October 4, 2015, the value of the properties and other assets will be based on valuations of either our assets or us as a whole, whichever valuation method our board of directors determines to be appropriate, which may include independent valuations of our properties or of our enterprise as a whole; provided, however, that the timing and methodology of such valuations are subject to applicable regulatory requirements.
Share Redemption Program
Our board of directors has adopted a share redemption program that enables our stockholders to sell their shares to us in limited circumstances. Our share redemption program permits stockholders to sell their shares back to us after they have held them for at least one year, subject to the conditions and limitations described below.
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
In determining the redemption price, we consider shares to have been redeemed from a stockholder’s account on a first-in, first-out basis. Our board of directors will announce any redemption price adjustment and the time period of its effectiveness as a part of its regular communications with our stockholders. If we have sold property and have made one or more special distributions to our stockholders of all or a portion of the net proceeds from such sales subsequent to the establishment of the Estimated Share Value, the per share redemption price will be reduced by the net sale proceeds per share distributed to stockholders prior to the redemption date. Our board of directors will, in its sole discretion, determine which distributions, if any, constitute a special distribution. While our board of directors does not have specific criteria for determining a special distribution, we expect that a special distribution will only occur upon the sale of a property and the subsequent distribution of the net sale proceeds. In no event will the Estimated Share Value established for purposes of our share redemption program exceed the then-current estimated share value established for purposes of our DRIP.
Upon receipt of a request for redemption, we may conduct a Uniform Commercial Code search to ensure that no liens are held against the shares. We will not redeem any shares subject to a lien. Any costs in conducting the Uniform Commercial Code search will be borne by us.
We may waive the one-year holding period requirement upon request due to a stockholder’s death or bankruptcy or other exigent circumstances as determined by our advisor. In the event of the death of a stockholder, we must receive notice from the stockholder’s estate within 270 days after the stockholder’s death. In addition, in the event that a stockholder redeems all of their shares, any shares that were purchased pursuant to our DRIP will be excluded from the one-year holding requirement. Also, for purposes of the one-year-holding period, limited partners of our operating partnership who exchanged their limited partnership units for shares of our common stock will be deemed to have owned their shares as of the date our operating partnership’s units were issued. Shares redeemed in connection with a stockholder’s death, during the term of the Offerings and until such time as our board of directors determines a reasonable estimated value of our shares, will be redeemed at a purchase price equal to 100% of the amount actually paid for the shares. Shares redeemed in connection with a stockholder’s death, after such time as our board of directors has determined a reasonable estimated value of our shares, will be redeemed at a purchase price per share equal to 100% of the Estimated Share Value. Shares redeemed in connection with a stockholder’s bankruptcy or other exigent circumstance within one year from the purchase date will be redeemed at a price per share equal to the price per share we would pay had the stockholder held the shares for one year from the purchase date.
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
Our board of directors may choose to amend, suspend or terminate our share redemption program at any time upon 30 days’ notice to our stockholders. Additionally, we will be required to discontinue sales of shares under our DRIP Offering on the date we sell all of the shares registered for sale under the DRIP Offering, unless we file a new registration statement with the SEC and applicable states. Because the redemption of shares will be funded with the net proceeds we receive from the sale of shares under our DRIP Offering, the discontinuance or termination of our DRIP Offering will adversely affect our ability to redeem shares under the share redemption program. We will notify our stockholders of such developments (1) in our next annual or quarterly report or (2) by means of a separate mailing, accompanied by disclosure in a current or periodic report under the Exchange Act.
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
During the year ended December 31, 2014, we received valid redemption requests under our share redemption program totaling approximately 1.9 million shares, of which we redeemed approximately 1.1 million shares as of December 31, 2014 for $10.6 million ($9.64 per share) and approximately 818,000 shares subsequent to December 31, 2014 for $7.9 million ($9.64 per share). During the year ended December 31, 2013, we received valid redemption requests under our share redemption program totaling approximately 244,000 shares, of which we redeemed approximately 123,000 shares as of December 31, 2013 for $1.2 million ($9.64 per share) and approximately 121,000 shares subsequent to December 31, 2013 for $1.2 million ($9.75 per share). A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program set forth above. We funded such redemptions with proceeds from our DRIP. During the years ended December 31, 2014 and 2013, we issued approximately 11.0 million and 2.7 million shares of common stock, respectively, under the DRIP portion of the Offering and the DRIP Offering, for proceeds of $104.3 million and $25.7 million, respectively, which was recorded as redeemable common stock on the consolidated balance sheets, net of any redemptions paid.

During the three-month period ended December 31, 2014, we redeemed shares as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2014 - October 31, 2014	5,001	$10.00	5,001	(1)
November 1, 2014 - November 30, 2014	445,080	$9.80	445,080	(1)
December 1, 2014 - December 31, 2014	424	$9.50	424	(1)
Total	450,505		450,505	(1)

(1)	A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.
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
The following table shows the character of the distributions we paid on a per share basis during the years ended December 31, 2014, 2013 and 2012 (in thousands, except per share data):

	Total	Distributions Paid	Nontaxable Distributions	Ordinary Dividends
	Distributions Paid	per Common Share	per Common Share	per Common Share
2014	$177,017	$0.61	$0.32	$0.29
2013	$47,470	$0.53	$0.21	$0.32
2012	$3,925	$0.46	$0.13	$0.33
Use of Public Offering Proceeds
Pursuant to a Registration Statement on Form S-11 (Registration No. 333-169533) filed under the Securities Act and declared effective by the SEC on January 26, 2012, we commenced the Offering of up to a maximum of $2.975 billion in shares of common stock. On November 25, 2013, we reallocated $400.0 million in shares from our DRIP to the primary portion of the Offering, and on February 18, 2014, we reallocated an additional $23.0 million in shares from the DRIP to the primary portion of the Offering. As a result of these reallocations, we offered up to a maximum of approximately 292.3 million shares of our common stock at a price of $10.00 per share in the primary portion of the Offering and up to approximately 5.5 million additional shares to be issued pursuant to the DRIP portion of the Offering at a price of $9.50 per share. As of February 25, 2014, we no longer accepted subscription agreements in connection with the Offering because we had received subscription agreements that allowed us to reach the maximum primary offering. We ceased issuing shares in the Offering on April 4, 2014.
In addition, we registered 26.0 million shares of common stock under the DRIP Offering pursuant to a Registration Statement on Form S-3 under the Securities Act (Registration No. 333-192958), which was filed with the SEC on December 19, 2013 and automatically became effective with the SEC upon filing. We will continue to issue shares of common stock under the DRIP Offering. As of December 31, 2014, we had issued approximately 306.1 million shares of our common stock in the Offerings for gross offering proceeds of $3.0 billion before offering costs and selling commissions of $306.0 million, out of which we paid $256.5 million in selling commissions and dealer manager fees and $49.5 million in organization and offering costs to CR IV Advisors or its affiliates. With the net offering proceeds and indebtedness, we acquired $3.9 billion in real estate and related assets and incurred acquisition costs of $114.4 million, including costs of $83.9 million in acquisition fees and expense reimbursements to CR IV Advisors. As of March 25, 2015, we had received $3.1 billion in gross offering proceeds through the issuance of approximately 309.0 million shares of our common stock in the Offerings.

ITEM 6.	SELECTED FINANCIAL DATA
The following data should be read in conjunction with our consolidated financial statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected financial data (in thousands, except share and per share amounts) presented below was derived from our consolidated financial statements.

	Year Ended December 31,
	2014	2013	2012	2011
Balance Sheet Data:
Total investment in real estate and related assets, net	$3,923,840	$2,203,056	$520,083	$—
Cash and cash equivalents	$55,287	$300,574	$13,895	$200
Restricted cash	$4,560	$8,193	$523	$—
Total assets	$4,039,147	$2,551,649	$542,200	$—
Notes payable and credit facility	$1,466,507	$696,946	$274,594	$—
Due to affiliates	$5,473	$7,512	$2,156	$—
Acquired below market lease intangibles, net	$55,535	$37,485	$7,810	$—
Total liabilities	$1,590,769	$783,193	$294,721	$—
Stockholders’ equity	$2,326,406	$1,741,972	$245,515	$200
Operating Data:
Total revenue	$256,282	$102,557	$7,837	$—
General and administrative expenses	$11,510	$7,566	$1,503	$—
Property operating expenses	$39,035	$13,507	$553	$—
Advisory fees and expenses	$24,142	$10,549	$812	$—
Acquisition-related expenses	$51,763	$48,286	$14,371	$—
Depreciation and amortization	$84,402	$33,345	$2,614	$—
Operating income (loss)	$45,430	$(10,696)	$(12,016)	$—
Interest expense and other	$(34,260)	$(22,184)	$(1,728)	$—
Net income (loss)	$11,170	$(32,880)	$(13,744)	$—
Cash Flow Data:
Net cash provided by (used in) operating activities	$89,086	$7,570	$(8,717)	$—
Net cash used in investing activities	$(1,740,355)	$(1,702,957)	$(511,223)	$—
Net cash provided by financing activities	$1,405,982	$1,982,066	$533,635	$—
Per Share Data:
Net income (loss) - basic and diluted	$0.04	$(0.36)	$(1.60)	$—
Distributions declared per common share	$0.63	$0.63	$0.63	$—
Weighted average shares outstanding - basic and diluted	292,072,088	90,330,927	8,578,494	20,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the “Item 6. Selected Financial Data” of this Annual Report on Form 10-K and our accompanying consolidated financial statements and notes thereto. See also the “Cautionary Note Regarding Forward-Looking Statements” section preceding Part I.
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
We ceased issuing shares in our Offering on April 4, 2014 and will continue to issue shares of common stock under the DRIP Offering until such time as our shares are listed on a national securities exchange or the DRIP Offering is otherwise terminated by our board of directors. We expect that property acquisitions in 2015 and future periods, if any, will be funded by proceeds from the strategic sale of properties and other investments, financing of the acquired properties, proceeds from our DRIP Offering and cash flows from operations.
On February 7, 2014, ARCP acquired Cole pursuant to a transaction whereby Cole merged with and into the Merger Sub, with Merger Sub surviving as a wholly-owned subsidiary of ARCP. ARCP is a self-managed publicly traded Maryland corporation listed on The NASDAQ Global Select Market, focused on acquiring and owning single tenant freestanding commercial properties subject to net leases with high credit quality tenants. As a result of the ARCP Merger, ARCP indirectly owns and/or controls our external advisor, CR IV Advisors, the dealer manager for the Offering, Cole Capital Corporation, our property manager, CREI Advisors, and our sponsor, Cole Capital.
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our property indebtedness and acquisition and operating expenses. Rental and other property income accounted for 87% and 88% of our total revenue for the years ended December 31, 2014 and 2013, respectively. As 99% of our rentable square feet was under lease as of December 31, 2014, with a weighted average remaining lease term of 11.6 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. CR IV Advisors regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If CR IV Advisors identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
As of December 31, 2014, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate and related assets net of gross intangible lease liabilities, was 37%. As we acquire additional commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any new indebtedness used to acquire such properties. We may manage our risk of changes in real estate prices on future property acquisitions, when applicable, by entering into purchase agreements and loan commitments simultaneously, or through loan assumption, so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties or by entering into sale-leaseback transactions. We manage our interest rate risk by monitoring the interest rate environment in connection with our future property acquisitions, when applicable, or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing terms for future acquisitions or refinancing, our results of operations may be adversely affected.
Recent Market Conditions
Financial conditions surrounding the real estate industry have been favorable amid low interest rates and increased lending from banks, insurance companies, and CMBS conduits.  The debt market remains sensitive to the macro environment, including Federal Reserve policy, which could tighten in the second half of 2015 as the unemployment rate continues to recede. We expect that financial conditions will remain favorable, as low inflation and increased interest by foreign investors targeting U.S. investments keep interest rates low. However, if financial conditions were to deteriorate, we may experience more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance any debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We expect to manage the current mortgage lending environment by considering alternative lending sources, including securitized debt, fixed rate loans, borrowings under the Credit Facility, short-term variable rate loans, assumed mortgage loans in connection with property acquisitions, interest rate lock or swap agreements, or any combination of the foregoing.
Commercial real estate fundamentals continue to strengthen, as a healthy pace of job creation has supported gains in office absorption, retail sales, and warehouse distribution. Although construction has increased, it remains historically low; as a result, incremental demand growth has helped to reduce vacancy rates and support accelerating rental growth.  Improving fundamentals have resulted in gains in property values; however, in many markets property values continue to be below replacement costs. As of December 31, 2014, 99% of our rentable square feet was under lease, and we expect that occupancy will remain high as the real estate recovery continues.  However, if recent improvements in the economy reverse course, we may experience vacancies or be required to reduce rental rates on occupied space. If we do experience vacancies, we will actively seek to lease our vacant space; nevertheless, such space may be leased at lower rental rates and for shorter lease terms than our current leases provide.
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

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate assets may not be recoverable. Impairment indicators that we consider include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, we assess the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, we will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the years ended December 31, 2014, 2013 or 2012.
When developing estimates of expected future cash flows, we make certain assumptions regarding future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, terminal capitalization and discount rates, the expected number of months it takes to re-lease the property, required tenant improvements and the number of years the property will be held for investment. The use of alternative assumptions in estimating expected future cash flows could result in a different determination of the property’s expected future cash flows and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the fair value of our real estate assets.
When a real estate asset is identified by us as held for sale, we will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of December 31, 2014, 2013 or 2012.
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

We estimate the fair value of assumed mortgage notes payable based upon indications of current market pricing for similar types of debt financing with similar maturities. Assumed mortgage notes payable are initially recorded at their estimated fair value as of the assumption date, and any difference between such estimated fair value and the mortgage note’s outstanding principal balance will be amortized to interest expense over the term of the respective mortgage note payable.
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
Income Taxes
We elected to be taxed, and currently qualify, as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code commencing with our taxable year ended December 31, 2012. We will generally not be subject to federal corporate income tax to the extent we distribute our taxable income to our stockholders, and so long as we, among other things, distribute at least 90% of our annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains) to our stockholders. REITs are subject to a number of other organizational and operational requirements. Even if we maintain our qualification for taxation as a REIT, we or our subsidiaries may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.
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
Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate assets, including the Consolidated Joint Venture. Due to the volume of acquisitions during the year ended December 31, 2014, a discussion of same store sales is not considered meaningful and as such is not included in the results of operations. The following table shows the property statistics of our real estate assets as of December 31, 2014, 2013 and 2012.

	Year Ended December 31,
	2014	2013	2012
Number of commercial properties (1)	759	337	89
Approximate rentable square feet (1) (2)	20.2 million	10.8 million	2.5 million
Percentage of rentable square feet leased	99%	99%	99%

(1)	Excludes a property owned through the Unconsolidated Joint Venture.
(2)	Includes square feet of the buildings on land parcels subject to ground leases.

The following table summarizes our real estate investment activity during the years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31,
	2014	2013	2012
Commercial properties acquired (1)	422	248	89
Approximate aggregate purchase price of acquired properties	$ 1.8 billion	$ 1.7 billion	$ 514.7 million
Approximate rentable square feet (1) (2)	9.4 million	8.3 million	2.5 million

(1)	Excludes a property owned through the Unconsolidated Joint Venture.
(2)	Includes square feet of the buildings on land parcels subject to ground leases.
As shown in the tables above, we owned 759 commercial properties as of December 31, 2014, excluding a property owned through the Unconsolidated Joint Venture, compared to 337 commercial properties as of December 31, 2013. Accordingly, our results of operations for the year ended December 31, 2014, compared to the year ended December 31, 2013, reflect significant increases in most categories.
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Revenue. Revenue increased $153.7 million to $256.3 million for the year ended December 31, 2014, compared to $102.6 million for the year ended December 31, 2013. Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 87% and 88% of total revenue during the years ended December 31, 2014 and 2013, respectively. We also paid certain operating expenses subject to reimbursement by our tenants, which resulted in $34.4 million of tenant reimbursement income during the year ended December 31, 2014, compared to $11.9 million during the year ended December 31, 2013. The increase was primarily due to the acquisition of 422 rental income-producing properties subsequent to December 31, 2013.
General and Administrative Expenses. General and administrative expenses increased $3.9 million to $11.5 million for the year ended December 31, 2014, compared to $7.6 million for the year ended December 31, 2013. The increase was primarily due to increased trustee fees as a result of an increase in the number of stockholders of record, combined with an increase in state franchise and income taxes for the year ended December 31, 2014 compared to the year ended December 31, 2013. The primary general and administrative expense items are escrow and trustee fees, state franchise and income taxes, operating expense reimbursements to our advisors and accounting fees.
Property Operating Expenses. Property operating expenses increased $25.5 million to $39.0 million for the year ended December 31, 2014, compared to $13.5 million during the year ended December 31, 2013. The increase was primarily due to the acquisition of 422 rental income-producing properties subsequent to December 31, 2013. In addition, the increase was due to the ownership of more properties during the year ended December 31, 2014 than during year ended December 31, 2013 for which we initially pay certain operating expenses and are reimbursed by the tenant in accordance with the respective lease agreements. The primary property operating expense items are property taxes, repairs and maintenance and property related insurance.
Advisory Fees and Expenses. Pursuant to the advisory agreement with CR IV Advisors and based upon the amount of our current invested assets, we are required to pay to CR IV Advisors a monthly advisory fee equal to one-twelfth of 0.75% of the average invested assets. Additionally, we may be required to reimburse certain expenses incurred by CR IV Advisors in providing such advisory services, subject to limitations as set forth in the advisory agreement. Advisory fees and expenses increased $13.6 million to $24.1 million for the year ended December 31, 2014, compared to $10.5 million for the year ended December 31, 2013. The increase was due to an increase in our average invested assets to $3.1 billion for the year ended December 31, 2014, compared to $1.4 billion for the year ended December 31, 2013.
Acquisition-Related Expenses. Acquisition-related expenses remained relatively consistent, increasing $3.5 million to $51.8 million for the year ended December 31, 2014, compared to $48.3 million during the year ended December 31, 2013. The increase was primarily due to the acquisition-related expenses incurred in connection with the purchase of 422 commercial properties for an aggregate purchase price of $1.8 billion during the year ended December 31, 2014, compared to the purchase of 248 commercial properties for an aggregate purchase price of $1.7 billion during the year ended December 31, 2013.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $51.1 million to $84.4 million for the year ended December 31, 2014, compared to $33.3 million during the year ended December 31, 2013. The increase was primarily due to an increase in our average invested assets to $3.1 billion for the year ended December 31, 2014, compared to $1.4 billion for the year ended December 31, 2013.
Interest Expense and Other. Interest expense and other increased $12.1 million to $34.3 million for the year ended December 31, 2014, compared to $22.2 million for the year ended December 31, 2013. The increase was primarily due to an increase in the average aggregate amount of debt outstanding to $1.1 billion during the year ended December 31, 2014 from $485.8 million during the year ended December 31, 2013. In addition, interest expense and other includes amortization of deferred financing costs and equity in income related to the Unconsolidated Joint Venture.
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
General and Administrative Expenses. General and administrative expenses increased $6.1 million to $7.6 million for the year ended December 31, 2013, compared to $1.5 million for the year ended December 31, 2012. The increase was primarily due to increased trustee fees and operating expense reimbursements to our advisors as a result of an increase in the number of stockholders of record and the acquisition of 248 rental income-producing properties subsequent to December 31, 2012, combined with an increase in state franchise and income taxes and accounting fees for the year ended December 31, 2013 compared to the year ended December 31, 2012. The primary general and administrative expense items are escrow and trustee fees, state franchise and income taxes, operating expense reimbursements to our advisors and accounting fees.
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
Acquisition-Related Expenses. Acquisition-related expenses increased $33.9 million to $48.3 million for the year ended December 31, 2013, compared to $14.4 million during the year ended December 31, 2012. The increase was primarily due to the acquisition-related expenses incurred in connection with the purchase of 248 commercial properties for an aggregate purchase price of $1.7 billion during the year ended December 31, 2013, compared to the purchase of 89 commercial properties for an aggregate purchase price of $514.7 million during the year ended December 31, 2012.
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

Portfolio Information
Real Estate Portfolio
As of December 31, 2014, we owned 759 properties located in 45 states, the gross rentable space of which was 99% leased with a weighted average lease term remaining of 11.6 years.
As of December 31, 2014, our five highest tenant concentrations based on annualized gross rental revenue, were as follows:

			2014 Gross	Percentage of
	Total		Annualized	2014 Gross
	Number	Leased	Rental Revenue	Annualized
Tenant	of Leases (1)	Square Feet (1) (2)	(in thousands)	Rental Revenue
Walgreens - drugstore	67	979,129	$23,992	8%
Dollar General - discount store	167	1,617,808	16,360	6%
Family Dollar - discount store	132	1,114,534	13,534	5%
CVS - drugstore	45	565,274	12,634	4%
United Oil - gas and convenience	55	71,741	11,824	4%
	466	4,348,486	$78,344	27%

(1) Excludes the property owned through the Unconsolidated Joint Venture.
(2) Includes square feet of buildings on land parcels subject to ground leases.
As of December 31, 2014, our five highest tenant industry concentrations based on annualized gross rental revenue, were as follows:

			2014 Gross	Percentage of
	Total		Annualized	2014 Gross
	Number	Leased	Rental Revenue	Annualized
Industry	of Leases (1)	Square Feet (1) (2)	(in thousands)	Rental Revenue
Discount store	360	4,390,982	$43,775	15%
Pharmacy	114	1,570,256	37,123	13%
Home and garden	43	2,237,430	22,321	8%
Gas & convenience	85	212,208	21,835	7%
Grocery	41	1,658,939	21,610	7%
	643	10,069,815	$146,664	50%

(1) Excludes the property owned through the Unconsolidated Joint Venture.
(2) Includes square feet of buildings on land parcels subject to ground leases.

As of December 31, 2014, our five highest geographic concentrations based on annualized gross rental revenue, were as follows:

			2014 Gross	Percentage of
	Total		Annualized	2014 Gross
	Number of	Rentable	Rental Revenue	Annualized
Location	Properties (1)	Square Feet (1) (2)	(in thousands)	Rental Revenue
California	75	982,209	$35,676	12%
Texas	92	1,901,323	30,325	10%
Georgia	29	1,401,864	17,493	6%
Ohio	47	1,471,443	17,409	6%
Florida	52	1,300,110	16,506	6%
	295	7,056,949	$117,409	40%

(1) Excludes the property owned through the Unconsolidated Joint Venture.
(2) Includes square feet of buildings on land parcels subject to ground leases.
For more information on diversification and statistics of our wholly-owned real estate assets, see “Item 2. Properties” above.
Investment in Unconsolidated Joint Venture
As of December 31, 2014, through the Unconsolidated Joint Venture, we had an interest in one property comprising 176,000 rentable square feet of commercial space. As of December 31, 2014, our aggregate investment in the Unconsolidated Joint Venture was $19.2 million. For more information on our Unconsolidated Joint Venture, see Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K.
Distributions
Our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001712523 per share (which equates to 6.25% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the period commencing on January 1, 2014 and ending on December 31, 2014. In addition, our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001712523 per share (which equates to 6.25% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the period commencing on January 1, 2015 and ending on June 30, 2015.
During the years ended December 31, 2014 and 2013, we paid distributions of $177.0 million and $47.5 million, respectively, including $104.3 million and $25.7 million, respectively, through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the year ended December 31, 2014 was $89.1 million and reflected a reduction for real estate acquisition-related expenses incurred of $51.8 million, in accordance with GAAP. For the year ended December 31, 2013, net cash provided by operating activities was $7.6 million and reflected a reduction for real estate acquisition-related expenses incurred of $48.3 million, in accordance with GAAP. We treat our real estate acquisition-related expenses as funded by proceeds from the Offerings, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock for the years ended December 31, 2014 and 2013 are considered a source of our distributions to the extent that real estate acquisition-related expenses have reduced net cash flows provided by operating activities. Our 2014 distributions were funded by net cash provided by operating activities of $89.1 million, or 50%, and proceeds from the Offerings of $87.9 million, or 50%. Our 2013 distributions were funded by net cash provided by operating activities of $7.6 million, or 16%, and proceeds from the Offering of $39.9 million, or 84%.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares of common stock back to us after they have held them for at least one year, subject to significant conditions and limitations. The share redemption program provides that we will redeem shares of our common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under the DRIP. In addition, we will redeem shares on a quarterly basis, at the rate of approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid. As of December 31, 2014, we received valid redemption requests under our share redemption program totaling approximately 1.9 million shares, of which we redeemed approximately 1.1 million shares as of December 31, 2014 for $10.6 million ($9.64 per share) and approximately 818,000 shares subsequent to December 31, 2014 for $7.9 million ($9.64 per share). As of December 31, 2013, we received valid redemption requests under our share redemption program totaling approximately 244,000 shares, of which we redeemed approximately 123,000 shares as of December 31, 2013 for $1.2 million ($9.64 per share) and approximately 121,000 shares subsequent to December 31, 2013 for $1.2 million ($9.75 per share). A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program. We have funded and intend to continue funding share redemptions with proceeds from our DRIP Offering.
See discussion in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Share Redemption Program.”
Liquidity and Capital Resources
General
Our principal demands for funds will be for real estate and real estate-related investments, for the payment of operating expenses and distributions, for the payment of principal and interest on any outstanding indebtedness and to satisfy redemption requests. Generally, cash needs for items other than acquisitions and acquisition-related expenses will be generated from operations of our current and future investments. We expect to utilize funds from the Offerings and future proceeds from secured or unsecured financing to complete future property acquisitions. As the Offering has closed, we expect to meet cash needs for acquisitions from proceeds raised pursuant to the DRIP Offering, cash flow from operations and from debt financings. The sources of our operating cash flows will primarily be provided by the rental income received from current and future leased properties.
As of December 31, 2014, we had cash and cash equivalents of $55.3 million. Additionally, as of December 31, 2014, we had unencumbered properties with a gross book value of $3.0 billion, including $2.2 billion of assets that are part of the Credit Facility’s unencumbered borrowing base (the “Borrowing Base Assets”), which may be used as collateral to secure additional financing in future periods or as additional collateral to facilitate the refinancing of current mortgage debt as it becomes due, subject to certain covenants and leverage and borrowing base restrictions related to the Credit Facility; however, the use of any Borrowing Base Assets as collateral would reduce the available borrowings under the Credit Facility. Subsequent to December 31, 2014, we increased the Credit Facility by $130.0 million.
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related investments and the payment of acquisition-related expenses, operating expenses, distributions, redemptions and interest and principal on current and any future indebtedness. We expect to meet our short-term liquidity requirements through net cash provided by operations and proceeds from the Offerings, as well as secured or unsecured borrowings from banks and other lenders to finance our expected future acquisitions. Operating cash flows are expected to increase as additional properties are added to our portfolio. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.
We expect our operating cash flows to increase as we acquire additional properties. CR IV Advisors paid the organizational and other offering costs associated with the sale of our common stock in the Offering (excluding selling commissions and the dealer manager fees), which we reimbursed in an amount up to 2.0% of the gross proceeds of the Offering. As of December 31, 2014, CR IV Advisors had paid organizational and offering costs in excess of the 2.0% in connection with the Offering. These excess costs were not included in our financial statements because such costs were not a liability to us as they exceeded 2.0% of gross proceeds from the Offering.
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related investments and the payment of tenant improvements, acquisition-related expenses, operating expenses, distributions and redemptions to stockholders and interest and principal on any current and future indebtedness. We expect to meet our long-term liquidity requirements through proceeds from cash flow from operations, borrowings on the Credit Facility, proceeds from secured or unsecured borrowings from banks and other lenders, and proceeds raised pursuant to the DRIP Offering.

We expect that substantially all net cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we have used, and may continue to use, other sources to fund distributions, as necessary, including proceeds from the Offerings, borrowings on the Credit Facility and/or future borrowings on our unencumbered assets. To the extent that cash flows from operations are lower due to fewer properties being acquired or lower than expected returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash flows from the Offerings or debt financings will be used to fund acquisitions, certain capital expenditures identified at acquisition, repayments of outstanding debt or distributions to our stockholders.
As of December 31, 2014, we had issued approximately 306.1 million shares of our common stock in the Offering, resulting in gross proceeds of $3.0 billion.
As of December 31, 2014, we had $1.5 billion of debt outstanding and the ratio of our debt to gross real estate and real estate-related assets, net of gross intangible lease liabilities, was 37%. See Note 7 to our consolidated financial statements in this Annual Report on Form 10-K for certain terms of our debt outstanding.
Our contractual obligations as of December 31, 2014 were as follows (in thousands):

	Payments due by period (1) (2)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments — credit facility	$900,000	$—	$600,000	$300,000	$—
Interest payments — credit facility (3)	67,528	21,900	39,331	6,297	—
Principal payments — fixed rate debt (4)	566,420	408	876	24,710	540,426
Interest payments — fixed rate debt	200,055	23,913	47,855	46,167	82,120
Total	$1,734,003	$46,221	$688,062	$377,174	$622,546

(1)	The table does not include amounts due to CR IV Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
As of December 31, 2014, we had $38.7 million of variable rate debt effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our swap agreements to calculate the debt payment obligations in future periods.

(3)
Payment obligations for the Term Loan outstanding under the Credit Facility are based on the interest rate of 3.36% as of December 31, 2014, which is the rate fixed under the executed swap agreement that had the effect of fixing the variable interest rate per annum through the maturity date of August 2018. Payment obligations for the Revolving Loans outstanding were based on the weighted average interest rate in effect of 1.97% as of December 31, 2014.

(4)
The fixed rate debt includes bond obligations assumed in connection with a property acquisition with an aggregate balance of $584,000. They are included in the accompanying consolidated balance sheets in deferred rental income and other liabilities.

We expect to incur additional borrowings in the future to acquire additional properties and make other real estate-related investments. There is no limitation on the amount we may borrow against any single improved property. Our future borrowings will not exceed 300% of our net assets as of the date of any borrowing, which is the maximum level of indebtedness permitted under the NASAA REIT Guidelines; however, we may exceed that limit if approved by a majority of our independent directors. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. Our advisor has set a target leverage ratio of 40% to 50% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets.
As of December 31, 2014, we had entered into purchase agreements with unaffiliated third-party sellers to acquire a 100% interest in 36 retail properties, subject to meeting certain criteria, for an aggregate purchase price of $86.4 million, exclusive of closing costs. As of December 31, 2014, we had $4.8 million of property escrow deposits held by escrow agents in connection with these future property acquisitions, of which $4.8 million will be forfeited if the transactions are not completed under certain circumstances. In connection with one of these purchase and sale agreements, we are contractually obligated to purchase 25 properties, of which we had purchased 22 properties as of December 31, 2014 and expect to purchase the remaining three properties. If the remaining three properties are not purchased, we will be obligated to pay the seller $10.0 million. These deposits are included in the consolidated balance sheets in property escrow deposits, prepaid expenses and other assets. These deposits are included in the consolidated balance sheets in property escrow deposits, prepaid expenses and other assets. None of these escrow deposits have been forfeited.

Cash Flow Analysis
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Operating Activities. During the year ended December 31, 2014, net cash provided by operating activities was $89.1 million compared to net cash provided by operating activities of $7.6 million for the year ended December 31, 2013. The change was primarily due to an increase in adjustments in depreciation and amortization of $49.0 million, and an increase in net income of $44.1 million, partially offset by an increase in rents and tenant receivables of $7.6 million. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities increased $37.4 million to $1.74 billion for the year ended December 31, 2014, compared to $1.70 billion for the year ended December 31, 2013. The increase was primarily due to the acquisition of 422 commercial properties for an aggregate purchase price of $1.79 billion during the year ended December 31, 2014, compared to 248 commercial properties for an aggregate purchase price of $1.66 billion during the year ended December 31, 2013.
Financing Activities. Net cash provided by financing activities decreased $576.1 million to $1.4 billion for the year ended December 31, 2014, compared to $2.0 billion for the year ended December 31, 2013. The change was primarily due to net proceeds from the issuance of common stock of $752.7 million in the Offerings and net proceeds from the borrowing facilities and notes payable of $743.7 million for the year ended December 31, 2014, compared to net proceeds from the issuance of common stock of $1.6 billion in the Offering and net proceeds from the borrowing facilities and notes payable of $422.4 million for the year ended December 31, 2013.
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
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
Election as a REIT
We elected to be taxed, and currently qualify, as a REIT under the Internal Revenue Code commencing with our taxable year ended December 31, 2012. To maintain our qualification as a REIT, we must continue to meet certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. As a REIT, we generally are not subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains).
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
Inflation
We are exposed to inflation risk as income from long-term leases is the primary source of our cash flows from operations. There are, and we expect that there will continue to be, provisions in many of our tenant leases that are intended to protect us from, and mitigate the risk of, the impact of inflation. These provisions include rent steps and clauses enabling us to receive payment of additional rent calculated as a percentage of the tenant’s gross sales above pre-determined thresholds. In addition, most of our leases require the tenant to pay all or a majority of the property’s operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance and building repairs. However, because of the long-term nature of leases for real property, such leases may not reset frequently enough to adequately offset the effects of inflation.
Commitments and Contingencies
We may be subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 10 to our consolidated financial statements in this Annual Report on Form 10-K for further explanations.
Related-Party Transactions and Agreements
We have entered into agreements with CR IV Advisors and its affiliates whereby we agree to pay certain fees to, or reimburse certain expenses of, CR IV Advisors or its affiliates such as acquisition and advisory fees and expenses, organization and offering costs, leasing fees and reimbursement of certain operating costs. See Note 11 to our consolidated financial statements in this Annual Report on Form 10-K for a discussion of the various related-party transactions, agreements and fees.
Conflicts of Interest
Affiliates of CR IV Advisors act as an advisor to, and our chief financial officer acts as an executive officer of, CCPT V, CCIT II and Cole Income NAV Strategy, all of which are REITs distributed and managed by affiliates of CR IV Advisors. As such, there are conflicts of interest where CR IV Advisors or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for ARCP or another real estate program sponsored by Cole Capital, may be in conflict with us in connection with providing services to other real estate- related programs related to property acquisitions, property dispositions, and property management among others. The compensation arrangements between affiliates of CR IV Advisors and ARCP and these other real estate programs sponsored by Cole Capital could influence the advice to us. See “Item 1. Business — Conflicts of Interest” in this Annual Report on Form 10-K.
Subsequent Events
Certain events occurred subsequent to December 31, 2014 through the filing date of this Annual Report on Form 10-K. Refer to Note 17 to our consolidated financial statements included in this Annual Report on Form 10-K for further explanation.
Impact of Recent Accounting Pronouncements
Refer to Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for further explanation. There have been no accounting pronouncements issued, but not yet applied by us, that will significantly impact our financial statements.
Off Balance Sheet Arrangements
As of December 31, 2014 and 2013, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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
As of December 31, 2014, we had three interest rate swap agreements outstanding, which mature on various dates from June 2018 through August 2020, with an aggregate notional amount of $338.7 million and an aggregate net fair value of $(4.1) million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of December 31, 2014, an increase of 50 basis points in interest rates would result in a decrease to the fair value of the derivative liability of $5.3 million.
We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2014.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2014 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2014, were effective at the reasonable assurance level.
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
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2014.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be presented in our definitive proxy statement for our 2015 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2014, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item will be presented in our definitive proxy statement for our 2015 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2014, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be presented in our definitive proxy statement for our 2015 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2014, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item will be presented in our definitive proxy statement for our 2015 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2014, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be presented in our definitive proxy statement for our 2015 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2014, and is incorporated herein by reference.

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
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Cole Credit Property Trust IV, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cole Credit Property Trust IV, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
March 30, 2015

COLE CREDIT PROPERTY TRUST IV, INC.
CONSOLIDATED BALANCE SHEETS
 (in thousands, except share and per share amounts)

	December 31, 2014	December 31, 2013
ASSETS
Investment in real estate assets:
Land	$972,983	$537,714
Buildings and improvements, less accumulated depreciation of $78,186 and $23,377, respectively	2,539,770	1,399,617
Intangible lease assets, less accumulated amortization of $48,085 and $14,498, respectively	391,917	246,601
Total investment in real estate assets, net	3,904,670	2,183,932
Investment in unconsolidated joint venture	19,170	19,124
Total investment in real estate and related assets, net	3,923,840	2,203,056
Cash and cash equivalents	55,287	300,574
Restricted cash	4,560	8,193
Rents and tenant receivables, less allowance for doubtful accounts of $67 and $50, respectively	34,929	14,440
Due from affiliates	470	—
Property escrow deposits, prepaid expenses and other assets	7,137	10,942
Deferred financing costs, less accumulated amortization of $6,781 and $3,580, respectively	12,924	14,444
Total assets	$4,039,147	$2,551,649

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and credit facility	$1,466,507	$696,946
Accounts payable and accrued expenses	25,355	12,675
Escrowed investor proceeds	—	5,147
Due to affiliates	5,473	7,512
Acquired below market lease intangibles, less accumulated amortization of $8,807 and $2,237, respectively	55,535	37,485
Distributions payable	16,189	10,569
Deferred rental income and other liabilities	21,710	12,859
Total liabilities	1,590,769	783,193
Commitments and contingencies
Redeemable common stock and noncontrolling interest	121,972	26,484
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 490,000,000 shares authorized, 304,950,000 and 211,026,672 shares issued and outstanding, respectively	3,050	2,110
Capital in excess of par value	2,607,448	1,850,702
Accumulated distributions in excess of earnings	(280,035)	(108,588)
Accumulated other comprehensive loss	(4,057)	(2,252)
Total stockholders’ equity	2,326,406	1,741,972
Total liabilities and stockholders’ equity	$4,039,147	$2,551,649
The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except share and per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Rental and other property income	$221,909	$90,680	$7,303
Tenant reimbursement income	34,373	11,877	534
Total revenue	256,282	102,557	7,837
Expenses:
General and administrative expenses	11,510	7,566	1,503
Property operating expenses	39,035	13,507	553
Advisory fees and expenses	24,142	10,549	812
Acquisition-related expenses	51,763	48,286	14,371
Depreciation	54,809	21,633	1,743
Amortization	29,593	11,712	871
Total operating expenses	210,852	113,253	19,853
Operating income (loss)	45,430	(10,696)	(12,016)
Other expense:
Interest expense and other	(34,260)	(22,184)	(1,728)
Net income (loss)	11,170	(32,880)	(13,744)
Net loss allocated to noncontrolling interest	(20)	—	—
Net income (loss) attributable to the Company	$11,190	$(32,880)	$(13,744)
Weighted average number of common shares outstanding:
Basic and diluted	292,072,088	90,330,927	8,578,494
Net income (loss) per common share:
Basic and diluted	$0.04	$(0.36)	$(1.60)
The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$11,170	$(32,880)	$(13,744)
Net loss allocated to noncontrolling interest	(20)	—	—
Net income (loss) attributable to the Company	11,190	(32,880)	(13,744)
Other comprehensive loss:
Unrealized loss on interest rate swaps	(1,805)	(2,252)	—
Total comprehensive income (loss)	$9,385	$(35,132)	$(13,744)
The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (in thousands, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2012	20,000	$—	$200	$—	$—	$200
Issuance of common stock	29,923,549	299	298,139	—	—	298,438
Distributions to investors	—	—	—	(5,381)	—	(5,381)
Commissions on stock sales and related dealer manager fees	—	—	(26,051)	—	—	(26,051)
Other offering costs	—	—	(5,983)	—	—	(5,983)
Changes in redeemable common stock	—	—	(1,964)	—	—	(1,964)
Comprehensive loss	—	—	—	(13,744)	—	(13,744)
Balance, December 31, 2012	29,943,549	299	264,341	(19,125)	—	245,515
Issuance of common stock	181,205,760	1,811	1,806,009	—	—	1,807,820
Distributions to investors	—	—	—	(56,583)	—	(56,583)
Commissions on stock sales and related dealer manager fees	—	—	(157,767)	—	—	(157,767)
Other offering costs	—	—	(36,179)	—	—	(36,179)
Redemptions of common stock	(122,637)	—	(1,182)	—	—	(1,182)
Changes in redeemable common stock	—	—	(24,520)	—	—	(24,520)
Comprehensive loss	—	—	—	(32,880)	(2,252)	(35,132)
Balance, December 31, 2013	211,026,672	2,110	1,850,702	(108,588)	(2,252)	1,741,972
Issuance of common stock	95,036,480	951	940,979	—	—	941,930
Distributions to investors	—	—	—	(182,637)	—	(182,637)
Commissions on stock sales and related dealer manager fees	—	—	(72,706)	—	—	(72,706)
Other offering costs	—	—	(7,277)	—	—	(7,277)
Redemptions and cancellations of common stock	(1,113,152)	(11)	(10,838)	—	—	(10,849)
Changes in redeemable common stock	—	—	(93,412)	—	—	(93,412)
Comprehensive loss	—	—	—	11,190	(1,805)	9,385
Balance, December 31, 2014	304,950,000	$3,050	$2,607,448	$(280,035)	$(4,057)	$2,326,406
The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$11,170	$(32,880)	$(13,744)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	54,809	21,633	1,743
Amortization of intangible lease assets and below market lease intangible, net	27,334	11,523	797
Amortization of deferred financing costs	3,201	3,056	524
Amortization of fair value adjustment of mortgage notes payable assumed	(94)	—	—
Bad debt expense	113	59	—
Equity in income of unconsolidated joint venture	(765)	(324)	—
Return on investment from unconsolidated joint venture	719	130	—
Loss on sale of real estate	157	—	—
Changes in assets and liabilities:
Rents and tenant receivables	(20,602)	(13,034)	(1,465)
Prepaid expenses and other assets	(480)	(730)	(1,142)
Accounts payable and accrued expenses	6,741	8,688	2,227
Deferred rental income and other liabilities	4,355	7,369	1,848
Due from affiliates	(470)	—	—
Due to affiliates	2,898	2,080	495
Net cash provided by (used in) operating activities	89,086	7,570	(8,717)
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(1,749,486)	(1,667,832)	(510,700)
Investment in unconsolidated joint venture	—	(18,930)	—
Proceeds from sale of real estate	1,758	—	—
Escrowed funds for acquisition of real estate investment	(70,254)	—	—
Release of escrowed funds for acquisition of real estate investment	70,254	—	—
Payment of property escrow deposits	(6,148)	(28,978)	—
Refund of property escrow deposits	9,888	20,453	—
Change in restricted cash	3,633	(7,670)	(523)
Net cash used in investing activities	(1,740,355)	(1,702,957)	(511,223)
Cash flows from financing activities:
Proceeds from issuance of common stock	837,669	1,782,118	296,474
Redemptions of common stock	(10,849)	(1,182)	—
Offering costs on issuance of common stock	(84,920)	(190,670)	(30,373)
Distributions to investors	(72,756)	(21,768)	(1,961)
Proceeds from borrowing facilities and notes payable	744,064	970,842	316,054
Repayments of borrowing facilities	(388)	(548,490)	(41,460)
Proceeds from affiliate line of credit	—	—	11,700
Repayments of affiliate line of credit	—	—	(11,700)
Payment of loan deposits	(523)	(1,406)	(50)
Refund of loan deposits	1,068	861	50
Change in escrowed investor proceeds	(5,147)	4,624	523
Deferred financing costs paid	(1,681)	(12,408)	(5,616)
Contributions from noncontrolling interests	2,096	—	—
Other financing activities	(2,651)	(455)	(6)
Net cash provided by financing activities	1,405,982	1,982,066	533,635
Net (decrease) increase in cash and cash equivalents	(245,287)	286,679	13,695
Cash and cash equivalents, beginning of period	300,574	13,895	200
Cash and cash equivalents, end of period	$55,287	$300,574	$13,895
The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Credit Property Trust IV, Inc. (the “Company”) is a Maryland corporation that was formed on July 27, 2010, which has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes. The Company is the sole general partner of and owns, directly or indirectly, 100% of the partnership interests in Cole Operating Partnership IV, LP, a Delaware limited partnership. The Company is externally managed by Cole REIT Advisors IV, LLC (“CR IV Advisors”), an affiliate of the Company’s sponsor, Cole Capital®, which is a trade name used to refer to a group of affiliated entities directly or indirectly controlled by American Realty Capital Properties, Inc. (“ARCP”), a self-managed publicly traded REIT, organized as a Maryland corporation and listed on The NASDAQ Global Select Market. On February 7, 2014, ARCP acquired Cole Real Estate Investments, Inc. (“Cole”), which, prior to its acquisition, indirectly owned and/or controlled the Company’s external advisor, CR IV Advisors, the Company’s dealer manager for the Offering (as defined below), Cole Capital Corporation (“CCC”), the Company’s property manager, CREI Advisors, LLC (“CREI Advisors”), and the Company’s sponsor, Cole Capital. As a result of ARCP’s acquisition of Cole, ARCP indirectly owns and/or controls CR IV Advisors, CCC, CREI Advisors and Cole Capital.
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
Effective as of December 12, 2014, Nicholas S. Schorsch resigned as a director, the chairman of the Board of Directors of the Company (the "Board"), the chief executive officer and the president of the Company. In addition, effective as of December 12, 2014, Mr. Schorsch resigned as the chief executive officer of CR IV Advisors, and as the executive chairman of ARCP. Effective December 17, 2014, Thomas W. Roberts was appointed as a director, the chief executive officer and the president of the Company by the Board. Effective September 5, 2014, Simon J. Misselbrook was appointed chief financial officer and treasurer of the Company by the Board, replacing D. Kirk McAllaster, Jr. On March 24, 2015, Christine T. Brown was appointed principal accounting officer of the Company by the Board.
An affiliate of ARCP entered into a definitive agreement (the “RCAP Agreement”), dated as of September 30, 2014, with RCS Capital Corporation (“RCAP”) pursuant to which RCAP would have acquired Cole Capital. The acquisition would have included CR IV Advisors and CCC. Additionally, the parties entered into a strategic arrangement by which an indirect wholly-owned subsidiary of ARCP would have acted as sub-advisor to the non-traded REITs sponsored by Cole Capital (the “Managed Funds”), including the Company, and would have acquired and property managed real estate assets for the Managed Funds.
On November 3, 2014, RCAP publicly announced that it had notified ARCP of its purported termination of the RCAP Agreement, and that no subsidiary would act as the Company’s sub-advisor. On November 11, 2014, ARCP filed a complaint in the Court of Chancery of the State of Delaware against RCAP alleging that RCAP’s attempt to terminate the RCAP Agreement constituted a breach of the RCAP Agreement and seeking, among other things, specific performance of the RCAP Agreement or, in the alternative, money damages. On December 4, 2014, ARCP announced that it had entered into a settlement agreement

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

with RCAP that resolved the dispute over RCAP’s attempt to terminate the RCAP Agreement. ARCP received $60.0 million in the settlement.
As of December 31, 2014, the Company had issued approximately 306.1 million shares of its common stock in the Offerings, including 8.8 million shares issued in the DRIP Offering, for gross offering proceeds of $3.0 billion before organization and offering costs, selling commissions and dealer manager fees of $306.0 million. As of December 31, 2014, the Company owned 759 properties, which include properties owned through a consolidated joint venture arrangement (the “Consolidated Joint Venture”), comprising 20.2 million rentable square feet of commercial space located in 45 states. As of December 31, 2014, the rentable space at these properties was 99% leased. In addition, through an unconsolidated joint venture arrangement, as of December 31, 2014, the Company had an interest in one property comprising 176,000 rentable square feet of commercial space (the “Unconsolidated Joint Venture”).
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
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and the Consolidated Joint Venture in which the Company has a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation. Certain prior year balances have been combined in the consolidated statements of operations and statements of cash flows.
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
The Company continually evaluates the need to consolidate its joint venture arrangements based on standards set forth in GAAP. In determining whether the Company has a controlling interest in a joint venture arrangement and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, power to make decisions and contractual and substantive participating rights of the partners/members as well as whether the entity is a VIE for which the Company may be the primary beneficiary. As of December 31, 2014, the Company determined that it had a controlling interest in the Consolidated Joint Venture and therefore met the GAAP requirements for consolidation. As of December 31, 2014, the Consolidated Joint Venture held real estate assets with an aggregate book value of $18.9 million. As of December 31, 2014 and December 31, 2013, the Company was not required to consolidate the Unconsolidated Joint Venture as the applicable joint venture entity did not qualify as a VIE and the Company did not meet the control requirement for consolidation.
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
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the years ended December 31, 2014, 2013, or 2012.
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
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of December 31, 2014, 2013, or 2012.
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
The Company has acquired, and may continue to acquire, certain properties subject to contingent consideration arrangements that may obligate the Company to pay additional consideration to the seller based on the outcome of future events (the “Contingent Payments”). Additionally, the Company may acquire certain properties for which it funds certain contingent consideration amounts into an escrow account pending the outcome of certain future events. The outcome may result in the release of all or a portion of the escrowed funds to the Company or the seller or a combination thereof. Contingent consideration arrangements are based on a predetermined formula and have set time periods regarding the obligation to make future payments, including funds released to the seller from escrow accounts, or the right to receive escrowed funds as set forth in the respective purchase and sale agreement. Contingent consideration arrangements, including amounts funded through an escrow account, are recorded upon acquisition of the respective property at their estimated fair values, and any changes to the estimated fair values, subsequent to acquisition, are reflected in the accompanying consolidated statements of operations. The determination of the amount of contingent consideration arrangements is based on the probability of several possible outcomes as identified by management.
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
Noncontrolling Interest-Redeemable Interest in Consolidated Joint Venture
On June 27, 2014, the Company completed the formation of the Consolidated Joint Venture. Pursuant to the joint venture agreement, the joint venture partner has a right to exercise an option after two years whereby the Company will be required to purchase the ownership interest of the joint venture partner at fair market value. The Company determined it had a controlling interest in the Consolidated Joint Venture and therefore met the GAAP requirements for consolidation. The Company recorded the noncontrolling interest of $2.1 million as temporary equity, in the mezzanine section of the balance sheet, due to the redemption option existing outside the control of the Company.
Investment in Unconsolidated Joint Venture
The Company accounts for its unconsolidated joint venture arrangement using the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over operating and financial policies of this

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

investment. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the Unconsolidated Joint Venture’s earnings and distributions. The Company is required to determine whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of its investment in the Unconsolidated Joint Venture. If an event or change in circumstance has occurred, the Company is required to evaluate the Unconsolidated Joint Venture for potential impairment and determine if the carrying amount of its investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in an Unconsolidated Joint Venture for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. No impairment indicators were identified and no impairment losses were recorded related to the Unconsolidated Joint Venture during the years ended December 31, 2014 and December 31, 2013.
Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturities when purchased of three months or less to be cash equivalents. The Company considers investments in highly liquid money market accounts to be cash equivalents.
Restricted Cash and Escrows
Included in restricted cash was $2.7 million and $2.6 million held by lenders in lockbox accounts, as of December 31, 2014 and 2013. As part of certain debt agreements, rents from certain encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess is disbursed to the Company. Also included in restricted cash was $1.9 million and $513,000 held by lenders in escrow accounts for real estate taxes and other lender reserves for certain properties, in accordance with the respective lender’s loan agreement as of December 31, 2014 and 2013, respectively. The Company also had $5.1 million of escrowed investor proceeds for which shares of common stock had not been issued as of December 31, 2013.
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
Due from Affiliates
As of December 31, 2014, $470,000 was due from CR IV Advisors and its affiliates primarily related to amounts paid by the Company on dead deals which are reimbursable by the advisor. As of December 31, 2013, there was no amount due from CR IV Advisors and its affiliates.
Deferred Financing Costs
Deferred financing costs are capitalized and amortized on a straight-line basis over the term of the related financing arrangement, which approximates the effective interest method. If a note payable is prepaid, any unamortized deferred financing costs related to the note payable would be expensed. Amortization of deferred financing costs was $3.2 million and $3.1 million for the years ended December 31, 2014 and 2013, respectively, and was included in interest expense in the consolidated statements of operations.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Concentration of Credit Risk
As of December 31, 2014, the Company had cash on deposit, including restricted cash, at ten financial institutions, in three of which the Company had deposits in excess of federally insured levels totaling $58.7 million; however, the Company has not experienced any losses in such accounts. The Company limits significant cash deposits to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
As of December 31, 2014, no single tenant accounted for greater than 10% of the Company’s 2014 gross annualized rental revenues. The Company had certain geographic concentrations in its property holdings. In particular, as of December 31, 2014, 75 of the Company’s properties were located in California and 92 were located in Texas, which accounted for 12% and 10%, respectively, of the Company’s 2014 gross annualized rental revenues. In addition, the Company had tenants in the discount store and pharmacy industries, which comprised 15% and 13%, respectively, of the Company’s 2014 gross annualized rental revenues.
Offering and Related Costs
CR IV Advisors funded all of the organization and offering costs on the Company’s behalf (excluding selling commissions and dealer manager fees) and was reimbursed for such costs up to 2.0% of aggregate gross proceeds from the Offering. As of December 31, 2014 and 2013, CR IV Advisors had paid organization and offering costs in excess of the 2.0% in connection with the Offering. These excess costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 2.0% of aggregate gross proceeds from the Offering. When recorded by the Company, organization costs are expensed as incurred and offering costs, which include items such as legal and accounting fees, marketing and personnel, promotional and printing costs are recorded as a reduction of capital in excess of par value, along with selling commissions and dealer manager fees in the period in which they become payable.
Due to Affiliates
Certain affiliates of CR IV Advisors received fees, reimbursements and compensation in connection with services provided relating to the Offering and the acquisition, management, financing and leasing of the properties of the Company.
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
Interest
Interest is charged to interest expense as it accrues. No interest costs were capitalized during the years ended December 31, 2014, 2013 or 2012.
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
The Board authorized a daily distribution, based on 365 days in the calendar year, of $0.001712523 per share (which equates to 6.25% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

stockholders of record as of the close of business on each day of the period commencing on January 1, 2014 and ending on December 31, 2014. In addition, our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001712523 per share (which equates to 6.25% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the period commencing on January 1, 2015 and ending on June 30, 2015. As of December 31, 2014, the Company had distributions payable of $16.2 million.
Reportable Segments
The Company’s commercial real estate investments primarily consist of income-producing necessity retail properties that are single-tenant or multi-tenant “power centers”, which are leased to national and regional creditworthy tenants under long-term net leases, and are strategically located throughout the United States and U.S. protectorates. The commercial properties are geographically diversified throughout the United States and have similar economic characteristics. The Company evaluates operating performance on an overall portfolio level; therefore, the Company’s properties are one reportable segment.
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
Earnings (Loss) Per Share
Earnings (loss) per share are calculated based on the weighted average number of common shares outstanding during each period presented. Diluted income (loss) per share considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the years ended December 31, 2014, 2013 or 2012.
Income Taxes
The Company elected to be taxed, and currently qualifies, as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 2012. The Company will generally not be subject to federal corporate income tax to the extent it distributes its taxable income to its stockholders, and so long as it, among other things, distributes at least 90% of its annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). REITs are subject to a number of other organizational and operational requirements. Even if the Company maintains its qualification for taxation as a REIT, it or its subsidiaries may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
Recent Accounting Pronouncements
In April 2014, the U.S. Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which amends the reporting requirements for discontinued operations by updating the definition of a discontinued operation to be a component of an entity that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, resulting in fewer disposals that qualify for discontinued operations reporting; yet, the pronouncement also requires expanded disclosures for discontinued operations. The adoption of ASU 2014-08 did not have a material impact on the Company’s consolidated unaudited financial statements because the Company did not have any discontinued operations.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers, including real estate sales, in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted. The Company does not believe ASU 2014-09, when effective, will have a material impact on the Company’s consolidated financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. ASU 2014-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early application permitted. The Company does not believe ASU 2014-15, when effective, will have a material impact on the Company’s consolidated financial statements because the Company currently does not have any conditions that give rise to substantial doubt about its ability to continue as a going concern.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), which eliminates the deferral of FAS 167 and makes changes to both the variable interest model and the voting model. These changes will require re-evaluation of certain entities for consolidation and will require the Company to revise its documentation regarding the consolidation or deconsolidation of such entities. ASU 2015-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and is to be applied retrospectively, with early adoption permitted. The Company is currently evaluating the impact of the new standard on its consolidated financial statements.

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
Notes payable and credit facility – The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. These financial instruments are considered Level 2. As of December 31, 2014, the estimated fair value of the Company’s debt was $1.5 billion which approximated the carrying value of $1.5 billion. As of December 31, 2013, the estimated fair value of the Company’s debt was $682.1 million compared to the carrying value of $696.9 million.
Derivative instruments – The Company’s derivative instruments represent interest rate swaps. All derivative instruments are carried at fair value and are valued using Level 2 inputs. The fair value of these instruments is determined using interest rate market pricing models. The Company includes the impact of credit valuation adjustments on derivative instruments measured at fair value.
Contingent consideration arrangements – The contingent consideration arrangements are carried at fair value and are valued using Level 3 inputs. The fair value of the Contingent Payments is determined based on the estimated timing and probability of successfully leasing vacant space subsequent to the Company’s acquisition of certain properties. The total

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

estimated fair value of contingent consideration arrangements was $3.4 million and $784,000 as of December 31, 2014 and 2013, respectively, and is included in the accompanying consolidated balance sheets in deferred rental income and other liabilities. During the year ended December 31, 2014, the Company recorded additional obligations with an aggregate estimated fair value of $5.3 million upon purchase of certain properties. In addition, during the year ended December 31, 2014, the fair value of the outstanding contingent consideration arrangements had a net decrease of $70,000, which resulted in a reduction to acquisition-related expenses in the accompanying consolidated statements of operations. The Company also paid an aggregate of $2.6 million to multiple sellers as certain contingent consideration arrangements of the Contingent Payments were satisfied.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of December 31, 2014 and 2013, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2014 and 2013 (in thousands):

	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps	$(4,057)	$—	$(4,057)	$—
Contingent consideration	(3,405)	—	—	(3,405)
Total liabilities	$(7,462)	$—	$(4,057)	$(3,405)

	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps	$(2,252)	$—	$(2,252)	$—
Contingent consideration	(784)	—	—	(784)
Total liabilities	$(3,036)	$—	$(2,252)	$(784)

NOTE 4 — REAL ESTATE ACQUISITIONS
2014 Property Acquisitions
During the year ended December 31, 2014, the Company acquired 422 commercial properties, including properties held in the Consolidated Joint Venture, for an aggregate purchase price of $1.8 billion (the “2014 Acquisitions”). The Company purchased the 2014 Acquisitions with net proceeds from the Offerings and available borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation for acquisitions purchased during the year ended December 31, 2014 (in thousands):

December 31, 2014
Land	$437,206
Building and improvements	1,152,148
Acquired in-place leases	154,972
Acquired above market leases	23,430
Acquired below market leases	24,620
Fair value adjustment of assumed notes payable	(765)
Total purchase price	$1,791,611

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company recorded revenue for the year ended December 31, 2014 of $61.2 million and a net loss for the year ended December 31, 2014 of $25.7 million related to the 2014 Acquisitions.
The following information summarizes selected financial information of the Company as if all of the 2014 Acquisitions were completed on January 1, 2013 for each period presented below. The table below presents the Company’s estimated revenue and net income (loss), on a pro forma basis, for the years ended December 31, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2014	2013
Pro forma basis (unaudited):
Revenue	$332,860	$245,969
Net income (loss)	$131,001	$(53,805)
The unaudited pro forma information for the year ended December 31, 2014 was adjusted to exclude $51.8 million of acquisition-related expenses recorded during the year ended December 31, 2014. These costs were recognized in the unaudited pro forma information for the year ended December 31, 2013. The unaudited pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2013, nor does it purport to represent the results of future operations.
2014 Development Project
During the year ended December 31, 2014, the Company acquired one land parcel, upon which a 1.6 million square foot industrial property is expected to be constructed. The land, acquired for an aggregate amount of $23.9 million, is included in buildings and improvements on the accompanying consolidated balance sheets and excluded from the 2014 Acquisitions. As of December 31, 2014, the Company had a total investment of $36.7 million and has committed to invest an additional estimated amount of $66.7 million related to the development project.
2014 Land Disposition
During the year ended December 31, 2014, the Company sold one undeveloped land parcel for a gross sales price of $1.9 million, resulting in net cash proceeds of $1.8 million to the Company and a loss of $157,000.
Escrowed Funds for Acquisition of Real Estate Investments
In anticipation of closing on two properties, the Company funded $70.3 million to an escrow account on September 30, 2014, which was returned when the both of the properties closed and the title was transfered during the quarter ended December 31, 2014. As of December 31, 2014, there were no amounts included in escrowed funds for acquisition of real estate investments on the accompanying consolidated balance sheets.
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

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following information summarizes selected financial information of the Company as if all of the 2013 Acquisitions were completed on January 1, 2012 for each period presented below. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the years ended December 31, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2013	2012
Pro forma basis (unaudited):
Revenue	$181,859	$147,515
Net income	$44,490	$(30,842)
The unaudited pro forma information for the year ended December 31, 2013 was adjusted to exclude $48.3 million of acquisition-related expenses recorded during the year ended December 31, 2013. These costs were recognized in the unaudited pro forma information for the year ended December 31, 2012. The unaudited pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2012, nor does it purport to represent the results of future operations.
NOTE 5 — INTANGIBLE LEASE ASSETS
Intangible lease assets consisted of the following (in thousands, except weighted average life amounts):

	As of December 31,
	2014	2013
In-place leases, net of accumulated amortization of $41,739 and
$12,523, respectively (with a weighted average life remaining of 12.4 years
and 13.4 years, respectively)	$344,664	$218,407
Acquired above market leases, net of accumulated amortization of $6,346 and
$1,975, respectively (with a weighted average life remaining of 10.5 years and
11.4 years, respectively)	47,253	28,194
	$391,917	$246,601
Amortization expense related to the in-place lease assets for the years ended December 31, 2014, 2013 and 2012, was $29.6 million, $11.7 million and $871,000, respectively. Amortization expense related to the acquired above market lease assets for the years ended December 31, 2014, 2013 and 2012, was $4.4 million, $1.9 million and $36,000, respectively, and was recorded as a reduction to rental and other property income in the consolidated statements of operations.
Estimated amortization expense related to the intangible lease assets as of December 31, 2014 for each of the five succeeding fiscal years is as follows (in thousands):

	Amortization
Year Ending December 31,	In-Place Leases	Above Market Leases
2015	$37,291	$5,835
2016	$34,768	$5,568
2017	$33,022	$5,305
2018	$30,945	$4,471
2019	$28,069	$3,556
NOTE 6 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risks. The following table summarizes the terms of the Company’s executed swap agreements designated as hedging instruments as of December 31, 2014 and 2013 (in thousands):

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		Outstanding Notional				Fair Value of Liabilities
	Balance Sheet	Amount as of	Interest	Effective	Maturity	December 31,	December 31,
	Location	December 31, 2014	Rates (1)	Dates	Dates	2014	2013
Interest Rate Swaps	Deferred rental income and other liabilities	$338,737	3.36% to 4.75%	6/24/2013 to 8/23/2013	6/24/2018 to 8/24/2020	$(4,057)	$(2,252)

(1)	The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread.
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
The following table summarizes the unrealized losses on the Company’s derivative instruments and hedging activities during the years ended December 31, 2014 and 2013 (in thousands). The Company did not own any derivative instruments during the year ended December 31, 2012.

	Amount of Loss Recognized in Other Comprehensive Loss
	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2014	2013
Interest Rate Swaps (1)	$(1,805)	$(2,252)

(1)	There were no portions of the change in the fair value of the interest rate swap agreements that were considered ineffective during the year ended December 31, 2014. No previously effective portions of the losses that were recorded in accumulated other comprehensive loss during the term of the hedging relationships were reclassified into earnings during the year ended December 31, 2014.
The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $4.6 million at December 31, 2014. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. During the year ended December 31, 2014, there were no termination events or events of default related to the interest rate swaps.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 7 — NOTES PAYABLE AND CREDIT FACILITY
As of December 31, 2014, the Company had $1.5 billion of debt outstanding, with a weighted average years to maturity of 5.0 years and weighted average interest rate of 3.1%. The following table summarizes the debt balances as of December 31, 2014 and 2013, and the debt activity for the year ended December 31, 2014 (in thousands):

		During the Year Ended December 31, 2014
	Balance as of December 31, 2013	Debt Issuances and Assumptions	Repayments	Other (1)	Balance as of December 31, 2014
Fixed rate debt	$396,946	$169,278	$(388)	671	$566,507
Credit facility	300,000	600,000	—	—	900,000
Total	$696,946	$769,278	$(388)	671	$1,466,507

(1)	Represents fair value adjustment of an assumed mortgage note payable, net of amortization.

As of December 31, 2014, the fixed rate debt outstanding of $566.5 million included $38.7 million of variable rate debt subject to interest rate swap agreements, which had the effect of fixing the variable interest rates per annum through the maturity date of the variable rate debt. In addition, the fixed rate debt includes a mortgage note assumed with a face amount of $25.2 million and a fair value of $26.0 million at the date of assumption. The fixed rate debt has interest rates ranging from 3.35% to 4.98% per annum. The debt outstanding matures on various dates from June 2018 through December 2024. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $944.6 million as of December 31, 2014. Each of the mortgage notes payable comprising the fixed rate debt is secured by the respective properties on which the debt was placed.
The Company has an amended and restated unsecured credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent (“JPMorgan Chase”), which during 2014 provides for borrowings of up to $900.0 million, which includes a $300.0 million unsecured term loan (the “Term Loan”) and up to $600.0 million in unsecured revolving loans (the “Revolving Loans”). The Credit Facility may be increased up to a maximum of $1.6 billion. The Term Loan matures on August 15, 2018 and the Revolving Loans mature on August 15, 2017; however, the Company may elect to extend the maturity date for the Revolving Loans to August 15, 2018 subject to satisfying certain conditions set forth in the amended and restated unsecured credit agreement among CCPT IV OP and JPMorgan Chase, as administrative agent (as amended prior to the date hereof, the “Amended and Restated Credit Agreement”). Depending upon the type of loan specified and overall leverage ratio, the Revolving Loans bear interest at one-month, two-month, three-month or six-month LIBOR multiplied by the statutory reserve rate (the “Eurodollar Rate”) plus an interest rate spread ranging from 1.65% to 2.50% (the “Spread”) or a base rate, ranging from 0.65% to 1.50%, plus the greater of (a) JPMorgan Chase’s Prime Rate; (b) the Federal Funds Effective Rate (as defined in the Amended and Restated Credit Agreement) plus 0.50%; or (c) the Eurodollar Rate plus 1.00%. The Company executed a swap agreement associated with the Term Loan, which had the effect of fixing the variable interest rate per annum on August 15, 2013 through the maturity date of the loan at 1.713% (the “Swap Rate”). Based on the Company’s leverage ratio, the Term Loan bears interest at the Swap Rate plus the Spread, which totaled 3.36% as of December 31, 2014, and the Revolving Loans had an interest rate of 1.97% as of December 31, 2014. As of December 31, 2014, the Company had $900 million outstanding under the Credit Facility.
The Amended and Restated Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Amended and Restated Credit Agreement requires the Company to maintain a minimum consolidated net worth of at least $2.0 billion as of December 31, 2014, a leverage ratio less than 60%, a fixed charge coverage ratio greater than 1.50, an unsecured debt to unencumbered asset value ratio equal to or less than 50%, an unsecured debt service coverage ratio greater than 1.75 and a secured debt ratio equal to or less than 30%. The Company was in compliance with the covenants under the Amended and Restated Credit Agreement as of December 31, 2014.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt as of December 31, 2014 for each of the five succeeding fiscal years and the period thereafter (in thousands):

Year Ending December 31,	Principal Repayments
2015	$408
2016	425
2017	600,451
2018	324,211
2019	499
Thereafter	539,842
Total	$1,465,836

NOTE 8 — ACQUIRED BELOW MARKET LEASE INTANGIBLES
Acquired below market lease intangibles consisted of the following (in thousands, except weighted average life amounts):

	As of December 31,
	2014	2013
Acquired below market leases, net of accumulated amortization of $8,807 and $2,237, respectively (with a weighted average life remaining of 9.2
years and 11.6 years, respectively)	$55,535	$37,485
Amortization of the intangible lease liabilities during the years ended December 31, 2014 and 2013, was $6.6 million and $2.1 million, respectively, and was recorded as an addition to rental and other property income in the consolidated statements of operations.
Estimated amortization of the intangible lease liabilities as of December 31, 2014 for each of the five succeeding fiscal years is as follows (in thousands):

Year Ending December 31,	Amortization of Below Market Leases
2015	$8,570
2016	$8,122
2017	$7,908
2018	$7,588
2019	$6,999

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 9 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$16,189	$10,569	$1,456
Accrued other offering costs due to affiliates	$—	$4,937	$1,661
Accrued capital expenditures	$7,721	$1,760	$2,815
Common stock issued through distribution reinvestment plan	$104,261	$25,702	$1,964
Net unrealized loss on interest rate swaps	$(1,805)	$(2,252)	$—
Contingent consideration recorded upon property acquisitions	$5,342	$553	$708
Fair value of assumed bond obligations	$25,979	$—	$591
Supplemental Cash Flow Disclosures:
Interest paid	$31,159	$17,474	$783
NOTE 10 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. The Company is not aware of any pending legal proceedings of which the outcome is reasonably possible to have a material effect on its results of operations, financial condition or liquidity.
Purchase Commitments
As of December 31, 2014, the Company had entered into purchase agreements with unaffiliated third-party sellers to acquire a 100% interest in 36 retail properties, subject to meeting certain criteria, for an aggregate purchase price of $86.4 million, exclusive of closing costs. As of December 31, 2014, the Company had $4.8 million of property escrow deposits held by escrow agents in connection with these future property acquisitions, of which $4.8 million will be forfeited if the transactions are not completed under certain circumstances. In connection with one of these purchase and sale agreements, the Company is contractually obligated to purchase 25 properties, of which the Company had purchased 22 properties as of December 31, 2014 and expects to purchase the remaining three properties. If the remaining three properties are not purchased, the Company will be obligated to pay the seller $10.0 million. These deposits are included in the consolidated balance sheets in property escrow deposits, prepaid expenses and other assets. None of these escrow deposits have been forfeited.
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
NOTE 11 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred commissions, fees and expenses payable to CR IV Advisors and certain of its affiliates in connection with the Offering and the acquisition, management and disposition of its assets.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Offering
In connection with the Offering, CCC, the Company’s dealer manager for the Offering, received selling commissions of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. CCC reallowed 100% of selling commissions earned to participating broker-dealers. In addition, CCC received up to 2.0% of gross offering proceeds before reallowance to participating broker-dealers as a dealer manager fee in connection with the primary portion of the Offering. CCC, in its sole discretion, could have reallowed a portion of its dealer manager fee to such participating broker-dealers. No selling commissions or dealer manager fees are or were paid to CCC or other broker-dealers with respect to shares sold pursuant to the DRIP portion of the Offering or the DRIP Offering.
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
The Company recorded commissions, fees and expense reimbursements as shown in the table below for services provided by CR IV Advisors or its affiliates related to the services described above during the periods indicated (in thousands):

	Year Ended December 31,
	2014	2013	2012
Offering:
Selling commissions (1)	$55,921	$122,082	$20,107
Selling commissions reallowed by CCC	$55,921	$122,082	$20,107
Dealer manager fees (1)	$16,780	$35,685	$5,944
Dealer manager fees reallowed by CCC	$9,326	$20,183	$3,104
Other organization and offering expenses	$7,277	$36,179	$5,983

(1)
Selling commissions and dealer manager fees are reduced by amounts recouped in connection with cancellations of common stock during the year ended December 31, 2014. These amounts are included in redemptions and net cancellations of common stock in the accompanying consolidated statements of stockholders’ equity.

For the year ended December 31, 2014, none of the amounts shown above had been incurred, but not yet paid, for services provided by CR IV Advisors or its affiliates in connection with the offering stage of the Offering. For the years ended December 31, 2013 and 2012, approximately $4.9 million and $1.7 million of the amounts shown above had been incurred, but not yet paid, for services provided by CR IV Advisors or its affiliates in connection with the offering stage of the Offering.
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

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company recorded fees and expense reimbursements as shown in the table below for services provided by CR IV Advisors or its affiliates related to the services described above during the periods indicated (in thousands):

	Year Ended December 31,
	2014	2013	2012
Acquisition and Operations:
Acquisition fees and expenses	$38,483	$35,109	$10,342
Advisory fees and expenses	$24,152	$10,549	$812
Operating expenses	$3,383	$2,905	$138
Of the amounts shown above, $5.5 million, $2.6 million and $268,000 had been incurred, but not yet paid, for services provided by CR IV Advisors or its affiliates in connection with the acquisition and operations stage during the years ended December 31, 2014, 2013 and 2012 respectively, and the $5.5 million incurred but not yet paid as of December 31, 2014 was a liability to the Company as of such date.
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
During each of the years ended December 31, 2014, 2013 and 2012, no commissions or fees were incurred for any services provided by CR IV Advisors and its affiliates in connection with the liquidation/listing stage.
Due to Affiliates
As of December 31, 2014, $5.5 million had been incurred primarily for advisory, operating and acquisition-related expenses by CR IV Advisors or its affiliates, but had not yet been reimbursed by the Company. As of December 31, 2013, $7.5 million had been incurred primarily for offering, advisory, operating and acquisition-related expenses by CR IV Advisors or its affiliates, but had not yet been reimbursed by the Company. These amounts were included in due to affiliates in the consolidated balance sheets as of such periods.
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

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 13 — STOCKHOLDERS’ EQUITY
As of December 31, 2014, the Company registered 26.0 million shares of common stock pursuant to the DRIP Offering. All shares of such stock have a par value of $0.01 per share. The par value of investor proceeds raised from the DRIP Offering is classified as common stock, with the remainder allocated to capital in excess of par value.
As of December 31, 2013 and 2012, the Company was authorized to issue 490.0 million shares of common stock and 10.0 million shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On August 11, 2010, the Company sold 20,000 shares of common stock, at $10.00 per share, to Cole Holdings Corporation (“CHC”). On April 5, 2013, the ownership of such shares was transferred to CREInvestments, LLC (“CREI”). On February 7, 2014, the ownership of such shares was transferred to ARC Properties Operating Partnership, L.P. (“ARCP OP”). Pursuant to the Company’s charter, ARCP OP is prohibited from selling the 20,000 shares of the common stock that represents the initial investment in the Company for so long as Cole Capital remains the Company’s sponsor; provided, however, that ARCP OP may transfer ownership of all or a portion of these 20,000 shares of the Company’s common stock to other affiliates of the Company’s sponsor. The Company ceased offering shares of its common stock in the Offering on April 4, 2014 and registered 26.0 million shares of common stock under the DRIP Offering.
Distribution Reinvestment Plan
Pursuant to the DRIP, the Company allows stockholders to elect to have their distributions reinvested in additional shares of the Company’s common stock. The purchase price per share under the DRIP Offering is $9.50 per share. The Company’s board of directors may terminate or amend the DRIP Offering at the Company’s discretion at any time upon ten days prior written notice to the stockholders. During the years ended December 31, 2014, 2013 and 2012, approximately 11.0 million, 2.7 million and 207,000 shares were purchased under the DRIP portion of the Offering and the DRIP Offering for approximately $104.3 million, $25.7 million and $2.0 million, respectively.
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
Until such time as the Company's shares are listed on a national securities exchange or, if the shares are not listed, until such time as the Board determines a reasonable estimate of the value of the Company’s shares, the redemption price per share (other than for shares purchased pursuant to the DRIP) will depend on the price paid for the shares and the length of time the stockholder has held such shares as follows: after one year from the purchase date, 95% of the amount paid for each share; after two years from the purchase date, 97.5% of the amount paid for each share; and after three years from the purchase date, 100% of the amount paid for each share. During this time period, the redemption price for shares purchased pursuant to the DRIP will be the amount paid for such shares. (In each case, the redemption price will be adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to the Company’s common stock). Accordingly, the redemption price will reflect a stockholder’s reduced purchase price if such stockholder received discounted or waived selling commissions and/or a waived dealer manager fee. At any time the Company is engaged in an offering of shares, the per share price for shares purchased under the redemption program will always be equal to or lower than the applicable per share offering price.
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
The Company redeems shares no later than the end of the month following the end of each fiscal quarter. Requests for redemption must be received on or prior to the end of the fiscal quarter in order for the Company to repurchase the shares in the month following the end of that fiscal quarter. The Board may amend, suspend or terminate the share redemption program at any time upon 30 days’ notice to the stockholders. During the years ended December 31, 2014 and 2013, the Company redeemed approximately 1.1 million and 123,000 shares, respectively, under the share redemption program for $10.6 million and $1.2 million, respectively. The Company did not redeem any shares during the year ended December 31, 2012.
NOTE 14 — INCOME TAXES
For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nontaxable distributions. Nontaxable distributions will reduce U.S stockholders’ basis (but not below zero) in their shares. The following table shows the character of the distributions the Company paid on a percentage basis for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
Character of Distributions (Unaudited):	2014	2013	2012
Ordinary dividends	47%	60%	72%
Nontaxable distributions	53%	40%	28%
Total	100%	100%	100%
As of December 31, 2014, the tax basis carrying value of the Company’s land and depreciable real estate assets was $3.9 billion. During the years ended December 31, 2014, 2013 and 2012, the Company distributed as dividends to its shareholders 100% of its taxable income for federal income tax purposes. Accordingly, no provision for federal income taxes related to such taxable income was recorded on the Company’s financial statements. During the years ended December 31, 2014, 2013 and 2012, the Company incurred state and local income and franchise taxes of $1.3 million, $473,000, and $113,000, respectively, which were recorded in general and administrative expenses in the consolidated statements of operations.
The Company had no unrecognized tax benefits as of or during the years ended December 31, 2014 and 2013. Any interest and penalties related to unrecognized tax benefits would be recognized within the provision for income taxes in the accompanying consolidated statements of operations. The Company files income tax returns in the U.S. federal jurisdiction, as well as various state jurisdictions, and is subject to routine examinations by the respective tax authorities.
NOTE 15 — OPERATING LEASES
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2014, the leases had a weighted-average remaining term of 11.6 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The future minimum rental income from the Company’s investment in real estate assets under non-cancelable operating leases, assuming no exercise of renewal options, as of December 31, 2014, was as follows (in thousands):

Year Ending December 31,	Future Minimum Rental Income
2015	$293,566
2016	287,849
2017	281,864
2018	271,222
2019	254,989
Thereafter	2,040,528
$3,430,018
NOTE 16 — QUARTERLY RESULTS (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2014 and 2013 (in thousands, except for per share amounts). In the opinion of management, the information for the interim periods presented includes all adjustments which are of a normal and recurring nature, necessary to present a fair presentation of the results for each period.

	December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$51,551	$56,861	$64,591	$83,279
Acquisition-related expenses	$8,633	$10,113	$21,009	$12,008
Operating income	$10,564	$10,790	$3,698	$20,378
Net income (loss)	$2,946	$3,190	$(4,147)	$9,181
Net income (loss) attributable to the Company	$2,946	$3,204	$(4,156)	$9,196
Basic and diluted net income (loss) per common share (1)	$0.01	$0.01	$(0.01)	$0.03
Distributions declared per common share	$0.15	$0.16	$0.16	$0.16

(1) Based on the weighted average number of shares outstanding as of December 31, 2014.

	December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$11,405	$21,773	$30,326	$39,053
Acquisition-related expenses	$5,639	$14,551	$10,356	$17,740
Operating (loss) income	$(1,055)	$(6,051)	$552	$(4,142)
Net loss	$(3,795)	$(11,669)	$(6,588)	$(10,828)
Net loss attributable to the Company	$(3,795)	$(11,669)	$(6,588)	$(10,828)
Basic and diluted net loss per common share (1)	$(0.04)	$(0.13)	$(0.07)	$(0.12)
Distributions declared per common share	$0.15	$0.16	$0.16	$0.16

(1) Based on the weighted average number of shares outstanding as of December 31, 2013.
NOTE 17 — SUBSEQUENT EVENTS
Issuance of Shares of Common Stock in the DRIP Offering
The Company continues to issue shares of common stock in the DRIP Offering. As of March 25, 2015, the Company had issued approximately 11.7 million shares pursuant to the DRIP Offering, resulting in gross proceeds to the Company of $111.4 million.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Redemption of Shares of Common Stock
Subsequent to December 31, 2014 through March 25, 2015, the Company redeemed approximately 834,000 shares for $8.0 million (at an average price per share of $9.64).
Credit Facility
Subsequent to December 31, 2014 through March 25, 2015, the Company increased its Credit Facility, which now provides for borrowings of up to $1.0 billion, which includes a $386.7 million Term Loan and up to $643.3 million in Revolving Loans. As of March 25, 2015, the Company had $949.7 million outstanding under the Credit Facility. The Company also entered into two notes payable totaling $53.5 million, with a weighted average interest rate of 2.84% as of March 25, 2015.
Investment in Real Estate Assets
Subsequent to December 31, 2014 through March 25, 2015, the Company acquired 52 commercial real estate properties for an aggregate purchase price of $169.9 million. The acquisitions were funded with net proceeds from the Offering and available borrowings. Acquisition-related expenses totaling $3.4 million were expensed as incurred. The Company has not completed its initial purchase price allocations with respect to these properties and therefore cannot provide similar disclosures to those included in Note 4 in these consolidated financial statements for these properties.
Officer Appointment
Effective March 24, 2015, Thomas W. Roberts was appointed chairman of the board of directors by the Board.

Effective March 24, 2015, Christine T. Brown was appointed principal accounting officer of the Company by the Board, replacing Simon J. Misselbrook as principal accounting officer of the Company. Mr. Misselbrook remains the chief financial officer, treasurer and principal financial officer of the Company.

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2014	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Real Estate Held for Investment the Company Has Invested in Under Operating Leases:
24 Hour Fitness:
Beaverton, OR	$ (g)	$2,609	$9,974	$—	$12,583	$73	9/30/2014	2009
Fort Worth, TX	(g)	1,519	7,449	—	8,968	254	9/27/2013	2008
Aaron Rents:
Hillsboro , OH	(g)	279	829	—	1,108	37	8/26/2013	2013
Academy Sports:
Clarksville, TN	(g)	1,811	6,603	—	8,414	97	6/17/2014	2014
Cookeville, TN (land parcel only)		—	23,847	12,841	36,688	—	9/30/2014	2015
Douglasville, GA	(g)	1,360	8,593	—	9,953	131	6/12/2014	2014
Flowood, MS	(g)	1,534	7,864	—	9,398	122	6/27/2014	2014
McDonough, GA	(g)	1,846	5,626	—	7,472	111	4/24/2014	2010
Valdosta, GA	5,838	2,482	5,922	—	8,404	286	5/10/2013	2012
Advance Auto:
Corydon, IN	(g)	190	1,219	—	1,409	73	10/26/2012	2012
Dearborn Heights, MI	(g)	385	1,090	—	1,475	37	8/30/2013	2013
Decatur, AL	(g)	606	1,053	—	1,659	30	12/20/2013	2012
Lake Geneva, WI	1,062	381	1,181	—	1,562	58	2/6/2013	2012
Mt. Pleasant, IA	—	122	1,069	—	1,191	23	4/26/2014	2013
North Ridgeville, OH	(g)	218	1,284	—	1,502	88	4/13/2012	2008
Rutherfordton, NC	(g)	220	944	—	1,164	30	10/22/2013	2013
Starkville, MS	(g)	447	756	—	1,203	55	6/29/2012	2011
Albany Square:
Albany, GA	—	1,606	7,113	300	9,019	208	2/26/2014	2013
Almeda Crossing:
Houston, TX	—	4,738	26,245	—	30,983	270	8/7/2014	2014
Amazon:
Lebanon, TN	(g)	1,934	56,286	—	58,220	313	10/15/2014	2012
Applebee's:
Greenville, SC	—	672	1,737	—	2,409	24	6/27/2014	2004
Lithonia, GA	(g)	1,234	2,613	—	3,847	52	3/28/2014	2002
Savannah, GA	—	818	1,686	—	2,504	28	5/22/2014	2006
Auto Zone:
Philipburg, PA	—	815	—	112	927	—	10/15/2014	2015
Sheffield, OH	(g)	152	1,304	—	1,456	85	7/27/2012	2010
Bass Pro Shop:
Tallahassee, FL	(g)	945	5,713	—	6,658	222	8/20/2013	2013
Beavercreek Shopping Center:
Beavercreek, OH	(g)	5,504	25,178	485	31,167	848	10/31/2013	2013
Bed Bath & Beyond/Golf Smith:
Schaumburg, IL	—	4,786	6,149	—	10,935	380	3/8/2013	1997
Benihana:
Golden Valley, MN	(g)	1,510	2,934	—	4,444	181	8/21/2012	1980
Lauderdale by the Sea, FL	(g)	2,181	2,014	—	4,195	127	8/21/2012	1971
Lombard, IL	(g)	1,390	2,343	—	3,733	173	8/21/2012	1984

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2014	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Woodlands, TX	$ (g)	$1,151	$968	$—	$2,119	$62	8/21/2012	2001
Big Lots:
San Angelo, TX	(g)	1,043	1,947	—	2,990	157	12/19/2012	1983
Waco, TX	(g)	1,069	1,326	56	2,451	114	12/10/2012	2012
Biolife Plasma Services:
Bellingham, WA	—	2,397	6,264	—	8,661	23	11/21/2014	2014
Grandville, MI	—	959	4,791	—	5,750	16	11/21/2014	2014
Loveland, CO	—	651	5,645	—	6,296	19	11/21/2014	2014
Bloomington, IN	—	696	3,900	—	4,596	55	6/27/2014	2014
Fort Wayne, IN	—	660	3,749	—	4,409	53	6/27/2014	2013
St. Cloud, MN	—	889	3,633	—	4,522	57	6/27/2014	2013
Waterloo, IA	—	489	3,380	—	3,869	53	6/27/2014	2013
Bojangles:
Pelham, AL	—	219	1,216	—	1,435	18	6/30/2014	2010
Boston Commons:
Springfield, MA	—	3,101	7,042	—	10,143	83	8/19/2014	2004
Bottom Dollar Grocery:
Ambridge, PA	(g)	519	2,985	—	3,504	87	11/5/2013	2012
Brownsville Plaza:
Baldwin, PA	—	627	2,702	—	3,329	70	2/28/2014	2012
Bryan Crossing:
Kodak, TN	—	863	6,523	—	7,386	53	9/9/2014	2008
Buffalo Wild Wings:
Idaho Falls, ID	—	712	1,336	—	2,048	16	7/29/2014	2008
Warrenville, IL	(g)	1,208	1,420	—	2,628	85	3/28/2013	2004
Woodridge, IL	(g)	1,139	1,484	—	2,623	88	3/28/2013	2005
Caliber Collision Center:
Frisco, TX	(g)	1,484	2,038	—	3,522	17	9/16/2014	2014
Las Cruces, MN	(g)	673	1,949	—	2,622	39	3/21/2014	2014
Midwest City, OK	—	259	1,165	—	1,424	26	2/21/2014	1984
Denver, CO	—	855	658	—	1,513	9	6/25/2014	1975
San Antonio, TX	—	622	832	—	1,454	12	6/4/2014	2014
Canton Marketplace:
Canton, GA	32,000	8,310	48,667	780	57,757	2,838	3/28/2013	2008
Carlisle Crossing:
Carlisle, PA	—	4,491	15,817	—	20,308	177	9/18/2014	2006
Canarsie Plaza:
Brooklyn, NY	75,000	37,970	71,267	790	110,027	3,680	12/5/2012	2011
Century Plaza:
Orlando, FL	—	3,094	6,178	—	9,272	114	7/21/2014	2008
Chase:
Hanover Township, NJ	(g)	2,192	—	—	2,192	—	12/18/2013	2010
Chestnut Square:
Brevard, NC	(g)	425	5,037	—	5,462	216	6/7/2013	2008
Chili's:
Forest City, NC	(g)	233	1,936	—	2,169	14	9/3/2014	2003
Coosa Town Center:
Gadsden, AL	—	3,246	7,799	—	11,045	244	12/20/2013	2004

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2014	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Cost Plus World Market:
Kansas City, MO	$ (g)	$1,378	$2,396	$—	$3,774	$185	11/13/2012	2001
Costco:
Tallahassee, FL	5,146	9,497	—	—	9,497	—	12/11/2012	(f)
Cottonwood Commons:
Albuquerque, NM	19,250	4,986	28,881	519	34,386	1,139	7/19/2013	2013
Coventry Crossing:
Coventry , RI	6,000	3,462	5,899	—	9,361	219	9/12/2013	2008
Crosspoint:
Hagerstown, MD	(g)	12,285	14,359	—	26,644	140	9/30/2014	2000
Crossroads Annex:
Lafayette, LA	—	1,659	7,091	—	8,750	212	12/4/2013	2013
Crossroads Commons:
Plover, WI	(g)	1,000	4,515	75	5,590	155	12/10/2013	2012
CVS:
Arnold, MO	(g)	2,043	2,367	—	4,410	63	12/13/2013	2013
Asheville, NC	(g)	1,108	1,084	—	2,192	77	4/26/2012	1998
Austin, TX	(g)	1,076	3,475	—	4,551	93	12/13/2013	2013
Bainbridge, GA	(g)	444	1,682	47	2,173	112	6/27/2012	1998
Bloomington, IN	(g)	1,620	2,957	—	4,577	79	12/13/2013	2012
Blue Springs, MO	(g)	395	2,722	—	3,117	73	12/13/2013	2013
Bridgeton, MO	(g)	2,056	2,362	—	4,418	63	12/13/2013	2013
Cartersville, GA	—	2,547	—	—	2,547	—	10/22/2012	(f)
Charleston, SC	(g)	869	1,009	—	1,878	72	4/26/2012	1998
Chesapeake, VA	(g)	1,044	3,053	—	4,097	83	12/13/2013	2013
Chicago, IL	(g)	1,832	4,255	—	6,087	191	3/20/2013	2008
Cicero, IN	(g)	487	3,099	—	3,586	83	12/13/2013	2013
Corpus Christi, TX	(g)	648	2,557	—	3,205	176	4/19/2012	1998
Danville, IN	—	424	2,105	—	2,529	26	7/16/2014	1998
Eminence, KY	(g)	872	2,511	—	3,383	66	12/13/2013	2013
Florence, AL	1,735	1,030	1,446	—	2,476	68	3/27/2013	2000
Goose Creek, SC	(g)	1,022	1,980	—	3,002	53	12/13/2013	2013
Greenwood, IN	(g)	912	3,549	—	4,461	130	7/11/2013	1999
Hanover Township, NJ	(g)	4,746	—	—	4,746	—	12/18/2013	2012
Hazlet, NJ	(g)	3,047	3,610	—	6,657	96	12/13/2013	2013
Honesdale, PA	(g)	1,206	3,342	—	4,548	92	12/13/2013	2013
Independence, MO	(g)	359	2,242	—	2,601	60	12/13/2013	2013
Indianapolis, IN	(g)	1,110	2,484	—	3,594	67	12/13/2013	2013
Irving, TX	(g)	745	3,034	—	3,779	172	10/5/2012	2000
Jacksonville, FL	(g)	2,182	3,817	—	5,999	45	7/16/2014	2004
Janesville, WI	(g)	736	2,545	—	3,281	68	12/13/2013	2013
Katy, TX	(g)	1,149	2,462	—	3,611	65	12/13/2013	2013
Lincoln, NE	(g)	2,534	3,014	—	5,548	80	12/13/2013	2013

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2014	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
CVS (continued):
London, KY	$ (g)	$1,445	$2,661	$—	$4,106	$88	9/10/2013	2013
Middletown, NY	(g)	665	5,483	—	6,148	145	12/13/2013	2013
North Wilkesboro, NC	(g)	332	2,369	—	2,701	72	10/25/2013	1999
Poplar Bluff, MO	(g)	1,861	2,211	—	4,072	60	12/13/2013	2013
Salem, NH	(g)	3,456	2,351	—	5,807	67	11/18/2013	2013
San Antonio, TX	(g)	1,893	1,848	—	3,741	50	12/13/2013	2013
Sand Springs, OK	(g)	1,765	2,283	—	4,048	62	12/13/2013	2013
Santa Fe, NM	(g)	2,243	4,619	—	6,862	122	12/13/2013	2013
Sedalia, MO	(g)	466	2,318	—	2,784	62	12/13/2013	2013
St. John, MO	(g)	1,546	2,601	—	4,147	70	12/13/2013	2013
Temple Hills, MD	(g)	1,817	2,989	—	4,806	98	9/30/2013	2001
Vineland, NJ	(g)	813	2,926	—	3,739	81	12/13/2013	2010
Waynesboro, VA	(g)	986	2,708	—	3,694	73	12/13/2013	2013
West Monroe, LA	(g)	1,738	2,136	—	3,874	58	12/13/2013	2013
Darien Towne Center:
Darien, IL	(g)	6,718	11,951	871	19,540	427	12/17/2013	1994
DaVita:
Riverview, MI	(g)	199	2,322	—	2,521	21	9/4/2014	2012
Decatur Commons:
Decatur, AL	7,000	2,478	9,333	—	11,811	372	7/10/2013	2004
Deltona Commons:
Deltona, FL	(g)	1,424	7,760	—	9,184	313	6/18/2013	2007
Dick’s Sporting Goods:
Oklahoma City (3rd), OK	(g)	1,198	7,838	—	9,036	457	12/21/2012	2012
Oklahoma City, OK	(g)	685	10,587	—	11,272	602	12/31/2012	2012
Dollar General:
Abbeville, AL	—	294	1,302	—	1,596	7	10/3/2014	2014
Akron, AL	(g)	69	771	—	840	29	8/6/2013	2013
Akron, OH	(g)	112	1,099	—	1,211	35	11/1/2013	2013
Alliance, NE	(g)	97	812	—	909	41	4/9/2013	2013
Alton, TX	—	94	922	—	1,016	7	9/5/2014	2014
Arapahoe, NE	—	44	873	—	917	7	9/5/2014	2014
Asheville, NC	—	379	753	—	1,132	34	6/17/2013	2013
Ashville, AL	666	255	678	—	933	42	12/21/2012	2012
Atmore, AL	—	243	858	—	1,101	20	2/25/2014	2014
Bainbridge, OH	(g)	106	1,175	—	1,281	44	9/13/2013	2013
Belle, MO	—	51	880	—	931	7	9/5/2014	2014
Berry, AL	—	104	1,196	—	1,300	9	9/26/2014	2014
Bessemer, AL	(g)	142	941	—	1,083	33	9/27/2013	2013
Bloomfield, NE	—	50	845	—	895	1	12/16/2014	2014
Blue Rapids, KS	—	52	880	—	932	5	10/22/2014	2014
Bluefield, WV	—	337	686	—	1,023	4	10/15/2014	2014
Bokchito, OK	(g)	59	859	—	918	47	2/27/2013	2013
Botkins, OH	(g)	130	991	—	1,121	37	9/27/2013	2013

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2014	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Dollar General (continued):
Brandon, SD	$—	$292	$871	$—	$1,163	$5	10/31/2014	2014
Breaux Bridge, LA	840	225	1,007	—	1,232	58	11/30/2012	2012
Broken Bow, NE	(g)	91	878	—	969	26	11/1/2013	2013
Brownsville, TX	822	264	943	—	1,207	51	11/30/2012	2012
Buffalo, NY	—	122	1,099	—	1,221	1	12/5/2014	2014
Clay, AL	792	305	768	—	1,073	43	2/8/2013	2012
Cleveland, TX	684	158	856	—	1,014	46	11/30/2012	2012
Columbus, OH	—	279	1,248	—	1,527	40	11/7/2013	2013
Conroe, TX	756	167	946	—	1,113	50	12/18/2012	2012
Crystal Springs, MS	(g)	463	3,027	—	3,490	30	8/6/2014	2013
Cullman, AL	—	159	824	—	983	8	8/4/2014	2014
Decatur, IL (Taylorville)	—	133	986	—	1,119	14	6/18/2014	2014
Decatur, IL (Eldorado)	—	219	964	—	1,183	7	9/8/2014	2014
Delcambre, LA	(g)	169	1,025	—	1,194	35	9/27/2013	2013
Delhi, LA	(g)	301	1,033	—	1,334	38	8/9/2013	2013
Deridder (Hwy 26), LA	(g)	135	923	—	1,058	32	9/27/2013	2013
Deridder (Hwy 190), LA	(g)	176	905	—	1,081	33	8/9/2013	2013
Des Moines, IA	(g)	166	943	—	1,109	35	8/9/2013	2012
Dora, AL	—	124	935	—	1,059	7	9/26/2014	2014
Dundee, MI	(g)	296	1,047	—	1,343	30	11/26/2013	2013
Edinburg, TX	—	146	809	—	955	10	7/31/2014	2014
Eight Mile, AL	—	110	865	—	975	13	6/23/2014	2014
Elk Point, SD	—	97	839	—	936	7	9/22/2014	2014
Ellerslie, GA	—	247	797	—	1,044	15	4/17/2014	2014
Eufaula, AL	—	300	930	—	1,230	12	7/22/2014	2014
Farmington, NM	—	175	919	—	1,094	7	9/5/2014	2014
Fred, TX	(g)	93	929	—	1,022	26	12/19/2013	2013
Fort Valley, GA	(g)	514	2,436	—	2,950	102	7/9/2013	2013
Fruitport, MI	—	100	968	—	1,068	13	6/25/2014	2014
Geneva, AL	738	204	815	—	1,019	49	12/21/2012	2012
Geraldine, AL	—	220	1,146	—	1,366	19	5/30/2014	2014
Greenwell Springs, LA	870	444	841	—	1,285	49	11/30/2012	2012
Groveport, OH	822	416	813	—	1,229	42	3/15/2013	2012
Hamilton, AL	—	208	1,024	—	1,232	6	10/16/2014	2014
Hanceville, AL	2,029	1,232	1,488	—	2,720	97	11/21/2012	2012
Harlingen, TX	—	144	853	—	997	13	6/20/2014	2014
Harvest, AL	684	261	691	—	952	43	12/21/2012	2012
Harviell, MO	—	50	818	—	868	18	3/31/2014	2014
Hastings, NE	—	177	850	—	1,027	5	10/22/2014	2014
Hayneville, AL	—	249	1,181	—	1,430	12	8/15/2014	2014
Hillsboro, OH	—	262	956	—	1,218	7	9/25/2014	2014
Hinton, WV	—	199	1,367	—	1,566	13	8/18/2014	2014

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2014	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Dollar General (continued):
Homeworth, OH	$ (g)	$110	$1,057	$—	$1,167	$33	10/18/2013	2013
Houston, TX	966	311	1,102	—	1,413	58	12/18/2012	2012
Houston (Gears), TX	(g)	255	1,393	—	1,648	43	10/18/2013	2013
Huntsville, AL	768	177	847	—	1,024	51	12/21/2012	2012
Independence, MO	828	170	1,072	—	1,242	59	12/18/2012	2012
Kansas City (Oak), MO	(g)	283	1,068	—	1,351	35	10/18/2013	2013
Kansas City (Troost), MO	(g)	233	1,054	—	1,287	32	11/1/2013	2013
Kasson, MN	—	138	888	—	1,026	10	8/15/2014	2014
Kearney, NE	(g)	141	851	—	992	26	11/20/2013	2013
Kinston, AL	642	170	718	—	888	44	12/21/2012	2012
Kolona, IA	—	81	868	—	949	9	8/15/2014	2014
Lake Charles (Broad), LA	(g)	146	989	—	1,135	36	8/9/2013	2013
Lamesa, TX	—	75	803	—	878	10	7/31/2014	2014
Lansing, MI	—	232	939	—	1,171	13	6/25/2014	2014
Lebanon, TN	—	177	882	—	1,059	12	6/30/2014	2012
Leicester, NC	(g)	134	800	—	934	34	6/17/2013	2013
Lima, OH	810	156	1,040	—	1,196	57	11/30/2012	2012
Linden, AL	(g)	317	746	—	1,063	30	7/11/2013	2013
Lone Jack, MO	—	152	960	—	1,112	16	5/16/2014	2014
Los Fresnos, TX	—	55	867	—	922	7	9/19/2014	2014
Los Lunas, NM	—	113	857	—	970	15	5/14/2014	2014
Louisburg, KS	—	324	936	—	1,260	14	6/25/2014	2014
Loveland, OH	(g)	241	1,065	—	1,306	32	12/12/2013	2013
Lubbock, TX	744	468	641	—	1,109	36	12/18/2012	2012
Manhattan, KS	(g)	194	921	—	1,115	28	11/20/2013	2013
Mansfield, OH	(g)	72	1,226	—	1,298	33	12/12/2013	2013
Maple Lake, MN	—	92	893	—	985	5	10/10/2014	2014
Millbrook, AL	—	320	1,175	—	1,495	15	7/22/2014	2014
Mission, TX	—	182	858	—	1,040	7	9/5/2014	2014
Maynardville, TN	750	238	754	—	992	48	11/30/2012	2012
Mobile (Newman), AL	(g)	139	1,005	—	1,144	33	10/18/2013	2013
Mobile (Schillinger), AL	(g)	410	1,059	—	1,469	45	6/17/2013	2013
Monroeville, OH	(g)	131	1,069	—	1,200	33	10/4/2013	2013
Montgomery, AL	—	140	909	—	1,049	5	10/24/2014	2014
Moose Lake, MN	—	140	937	—	1,077	6	10/10/2014	2014
Moroa, IL	—	111	921	—	1,032	13	6/26/2014	2014
Mt. Vernon, IL	—	177	985	—	1,162	16	5/30/2014	2014
Nashville, GA	2,088	215	2,533	—	2,748	130	3/1/2013	2013
Nashville, MI	—	103	1,255	—	1,358	30	1/24/2014	2013
Navarre, OH	(g)	153	1,005	—	1,158	33	9/27/2013	2013
Neoga, IL	—	94	860	—	954	8	8/8/2014	2010
Ness City, KS	—	21	860	—	881	19	3/20/2014	2014

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2014	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Dollar General (continued):
New Philadelphia, OH	$ (g)	$129	$1,100	$—	$1,229	$36	9/27/2013	2013
New Washington, OH	(g)	99	975	—	1,074	36	9/13/2013	2013
Nitro, WV	—	451	1,034	—	1,485	14	6/30/2014	2013
Nixa, MO	—	235	806	—	1,041	16	4/3/2014	2014
Newark, OH	792	222	946	—	1,168	49	3/15/2013	2012
North Lewisburg, OH	(g)	59	1,008	—	1,067	33	11/22/2013	2013
Onawa, IA	—	176	842	—	1,018	12	6/26/2014	2014
Opelousas, LA	(g)	92	947	—	1,039	31	10/4/2013	2013
Ortonville, MN	—	113	907	—	1,020	8	9/5/2014	2014
Oxford, AL	(g)	465	783	—	1,248	26	10/18/2013	2013
Palestine, IL	—	155	893	—	1,048	13	6/26/2014	2014
Parchment, MI	—	168	1,162	—	1,330	16	6/25/2014	2014
Park Hill, OK	(g)	91	887	—	978	47	1/4/2013	2012
Parsons, TN	—	166	1,136	—	1,302	14	7/16/2014	2013
Phenix City, AL	(g)	331	718	—	1,049	31	6/17/2013	2013
Piedmont, AL	1,980	1,037	1,579	—	2,616	104	11/21/2012	2012
Pike Road, AL	(g)	477	772	—	1,249	29	8/21/2013	2013
Plain City, OH	(g)	187	1,097	—	1,284	32	11/26/2013	2013
Port Clinton, OH	(g)	120	1,070	—	1,190	31	11/22/2013	2013
Princeton, MO	—	155	1,159	—	1,314	7	10/10/2014	2014
Pueblo, CO	(g)	144	909	—	1,053	46	1/4/2013	2012
Ragley, LA	(g)	196	877	—	1,073	33	8/9/2013	2013
Rainsville, AL	—	290	1,267	—	1,557	13	8/13/2014	2014
Ravenna, MI	—	199	958	—	1,157	23	1/24/2014	2013
Rayne, LA	702	125	910	—	1,035	50	12/18/2012	2012
Roanoke, IL	—	93	846	—	939	14	5/16/2014	2014
Romney, IN	—	87	827	—	914	10	7/7/2014	2011
Romulus, MI	—	274	1,171	—	1,445	24	3/7/2014	2013
Russell, KS	—	54	899	—	953	9	8/5/2014	2014
San Antonio, TX	—	295	743	—	1,038	10	7/31/2014	2014
San Carlos, TX	—	70	1,063	—	1,133	15	6/20/2014	2014
Seale, AL	(g)	259	767	—	1,026	25	10/28/2013	2013
Seminole, AL	(g)	175	829	—	1,004	33	7/15/2013	2013
Shelby, MI	—	128	1,033	—	1,161	25	1/24/2014	2013
Slocomb, AL	—	124	918	—	1,042	22	2/25/2014	2014
Snead, AL	—	126	1,137	—	1,263	9	9/26/2014	2014
South Bay, FL	—	258	1,262	—	1,520	20	5/7/2014	2013
Spring, TX	(g)	277	1,132	—	1,409	38	9/30/2013	2013
Springfield, IL	—	205	934	—	1,139	7	9/17/2014	2014
Springfield, MO	—	171	810	—	981	10	7/14/2014	2014
Springfield, NE	—	172	864	—	1,036	15	5/12/2014	2014
Springfield, OH	(g)	125	1,000	—	1,125	35	9/27/2013	2013
St. Louis, MO (Grand)	(g)	229	1,102	—	1,331	31	12/31/2013	2013

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2014	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Dollar General (continued):
St. Louis, MO (Lewis & Clark)	$ (g)	$240	$1,118	$—	$1,358	$29	1/15/2014	2013
Superior, NE	(g)	230	917	—	1,147	28	11/26/2013	2013
Temple, GA	(g)	200	917	—	1,117	40	5/15/2013	2013
Theodore, AL	(g)	248	763	—	1,011	34	5/15/2013	2013
Thibodaux, LA	(g)	211	1,083	—	1,294	37	9/27/2013	2013
Toney, AL	642	86	792	—	878	42	3/21/2013	2012
Urbana, OH	—	133	1,051	—	1,184	18	5/29/2014	2013
Volga, SD	—	51	784	—	835	6	9/5/2014	2014
Waco, TX	—	26	922	—	948	15	6/20/2014	2014
Wagener, SC	—	477	1,169	—	1,646	9	9/16/2014	2014
Wakefield, KS	(g)	78	929	—	1,007	33	9/30/2013	2013
Waterloo, IA	—	330	908	—	1,238	3	11/5/2014	2014
Weslaco, TX	—	141	848	—	989	7	9/5/2014	2014
Weston, MO	(g)	117	1,012	—	1,129	40	7/17/2013	2013
Wetumpka, AL	—	290	779	—	1,069	13	5/29/2014	2014
Whitehouse, OH	(g)	134	1,144	—	1,278	35	10/18/2013	2013
Whitwell, TN	870	159	1,035	—	1,194	66	11/30/2012	2012
Wilmer, AL	(g)	99	775	—	874	29	8/5/2013	2013
Winsted, MN	—	152	841	—	993	7	9/29/2014	2014
Wisner, NE	—	37	773	—	810	13	5/12/2014	2014
Woodville, OH	786	169	1,009	—	1,178	54	2/8/2013	2013
Yatesville, GA	666	120	797	—	917	43	3/25/2013	2013
Dollar Tree/Petco:
Humble, TX	(g)	720	2,543	—	3,263	133	2/11/2013	2011
Earth Fare:
Huntersville, NC	3,183	1,439	2,973	—	4,412	156	2/28/2013	2011
East Manchester Village Center:
Manchester, PA	—	2,517	12,672	202	15,391	365	12/19/2013	2009
East West Commons:
Austell, GA	—	10,094	16,034	—	26,128	150	9/30/2014	1999
Emerald Place:
Greenwood, SC	(g)	2,042	9,942	—	11,984	411	6/28/2013	2012
Evergreen Marketplace:
Evergreen Park, IL	(g)	2,823	6,239	—	9,062	263	9/6/2013	2013
Fairview Village:
Cary, NC	(g)	2,514	3,557	52	6,123	206	12/21/2012	2010
Family Center:
Riverdale, UT	(g)	21,716	29,454	(1,028)	50,142	786	2/28/2014	1995
Family Dollar:
Aberdeen, ID	—	101	1,054	—	1,155	6	10/24/2014	2014
Adelanto, GA	—	463	1,711	—	2,174	6	11/14/2014	2014
Albany, GA	—	347	925	—	1,272	3	11/7/2014	2014
Apple Springs, TX	—	91	804	—	895	3	11/14/2014	2014

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2014	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Family Dollar (continued):
Bagley, MN	$—	$95	$1,114	$—	$1,209	$17	6/27/2014	2014
Benavides, TX	—	27	1,065	—	1,092	27	2/26/2014	2013
Berry, AL	—	122	880	—	1,002	3	11/14/2014	2014
Bessemer, AL	(g)	201	1,043	—	1,244	29	12/27/2013	2013
Broadway, VA	—	213	1,153	—	1,366	4	11/7/2014	2014
Birmingham, AL	(g)	500	831	—	1,331	24	12/27/2013	2013
Brooksville, FL	(g)	206	791	—	997	22	12/18/2013	2013
Burkeville, TX	—	357	966	—	1,323	8	9/30/2014	2014
Cascade, ID	—	267	1,147	—	1,414	25	2/4/2014	2013
Cass Lake, MN	—	157	1,107	—	1,264	17	6/27/2014	2013
Cathedral City, CA	(g)	658	1,908	—	2,566	15	9/19/2014	2014
Charlotte, TX	—	118	970	—	1,088	24	2/26/2014	2014
Cheyenne, WY	—	148	986	—	1,134	19	4/23/2014	2014
Coachella, CA	—	450	1,634	—	2,084	37	2/19/2014	2013
Cocoa, FL	—	370	1,092	—	1,462	8	9/26/2014	2014
Colmesnell, TX	—	172	858	—	1,030	19	2/4/2014	2013
Columbia, SC	—	294	824	—	1,118	5	10/24/2014	2014
Columbia, SC	—	332	1,044	—	1,376	6	10/24/2014	2014
Comanche, TX	—	176	1,145	—	1,321	11	8/6/2014	2014
Cordes Lakes, AZ	—	380	1,421	—	1,801	11	9/19/2014	2014
Davenport, FL	—	298	964	—	1,262	1	12/5/2014	2014
Davenport, IA	—	167	918	—	1,085	3	11/25/2014	2014
Dawson, TX	—	41	799	—	840	3	11/14/2014	2014
Deadwood, SD	—	132	1,139	—	1,271	9	9/18/2014	2014
Des Moines, IA	—	290	1,126	—	1,416	4	11/25/2014	2014
Eden, TX	—	82	903	—	985	21	2/26/2014	2013
Elizabethtown, NY	—	107	671	—	778	16	1/31/2014	2008
Eloy, AZ	—	86	1,587	—	1,673	8	10/24/2014	2014
Empire, CA	—	239	1,527	—	1,766	22	6/27/2014	2014
Evans, CO	—	201	817	—	1,018	6	9/29/2014	2014
Findlay, OH	—	326	1,271	—	1,597	31	2/26/2014	2013
Folsom, LA	—	325	788	—	1,113	6	9/30/2014	2014
Ft. Lauderdale, FL	(g)	443	1,361	—	1,804	36	12/18/2013	2013
Fort Thomas, AZ	—	49	1,173	—	1,222	26	2/26/2014	2013
Fort Worth, TX	—	532	1,346	—	1,878	10	9/5/2014	2014
Fresno, CA	—	488	1,553	—	2,041	36	2/19/2014	2013
Garrison, TX	—	61	1,306	—	1,367	1	12/18/2014	2014
Georgetown, KY	—	607	905	—	1,512	3	11/21/2014	2014
Gering, NE	—	244	913	—	1,157	7	9/26/2014	2014
Greenwood, WI	—	154	920	—	1,074	13	6/27/2014	2013
Harrisonburg, VA	—	229	1,073	—	1,302	1	12/12/2014	2014
Hawkins, TX	—	49	1,288	—	1,337	10	9/5/2014	2014
Hempstead, TX	—	219	943	—	1,162	1	12/18/2014	2014
Hettinger, ND	—	214	1,077	—	1,291	27	2/26/2014	2013

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2014	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Family Dollar (continued):
Hodgenville, KY	$—	$202	$783	$—	$985	$6	9/19/2014	2014
Holtville, CA	—	317	1,609	—	1,926	37	2/19/2014	2013
Homosassa, FL	—	325	1,001	—	1,326	1	12/12/2014	2014
Immokalee, FL	—	458	1,248	—	1,706	4	11/4/2014	2014
Indianapolis, IN	—	238	1,117	—	1,355	4	11/21/2014	2014
Indio, CA	—	393	1,636	—	2,029	23	6/25/2014	2014
Irvington, AL	(g)	217	814	—	1,031	23	12/27/2013	2013
Jacksonville, FL	—	134	1,157	—	1,291	4	11/7/2014	2014
Jay, FL	—	190	1,002	—	1,192	25	2/25/2014	2013
Jonesboro, GA	—	297	1,098	—	1,395	26	2/14/2014	2013
Keller, TX	—	749	1,550	—	2,299	29	4/14/2014	2014
Kersey, CO	—	238	904	—	1,142	15	5/29/2014	2014
Kiowa, OK	—	193	947	—	1,140	8	9/5/2014	2014
Kissimmee, FL	—	622	1,226	—	1,848	12	8/26/2014	2014
La Salle, CO	—	239	890	—	1,129	3	11/4/2014	2013
LaBelle, FL	—	268	1,037	—	1,305	25	2/28/2014	2014
Lake Elsinor, CA	—	417	1,682	—	2,099	35	3/3/2014	2013
Lakeland, FL	—	353	937	—	1,290	14	6/30/2014	2014
Laredo, TX	—	302	1,039	—	1,341	6	10/3/2014	2013
Levelland, TX	—	264	952	—	1,216	7	9/30/2014	2014
Lorain, OH	—	320	995	—	1,315	15	6/27/2014	2014
Louisville (Bank), KY	—	578	919	—	1,497	20	3/26/2014	2013
Louisville (Cane), KY	—	480	934	—	1,414	14	6/4/2014	2014
Mansfield, TX	—	849	1,189	—	2,038	28	2/26/2014	2013
Melbourne, FL	—	362	883	—	1,245	21	2/28/2014	2014
Melrose, FL	—	124	929	—	1,053	7	9/10/2014	2014
Mertzon, TX	—	149	995	—	1,144	8	9/19/2014	2014
Mesa, AZ	—	627	1,468	—	2,095	30	3/31/2014	2014
Monroe, UT	—	272	985	—	1,257	5	10/24/2014	2013
Moore Haven, FL	—	348	1,016	—	1,364	18	5/29/2014	2014
Moulton, TX	—	102	973	—	1,075	24	2/26/2014	2014
Naubinway, MI	—	47	1,180	—	1,227	26	2/4/2014	2013
New Ellenton, SC	—	160	800	—	960	1	12/12/2014	2014
New Summerfield, TX	—	230	851	—	1,081	12	6/6/2014	2014
Nicholasville, KY	—	464	826	—	1,290	18	3/26/2014	2013
North Charleston, SC	—	386	997	—	1,383	3	11/14/2014	2014
Ocoee, FL	—	462	1,173	—	1,635	4	11/21/2014	2014
Ordway, CO	—	81	993	—	1,074	6	10/30/2014	2014
Oshkosh, WI	—	361	815	—	1,176	19	2/25/2014	2013
Ossineke, MI	—	85	898	—	983	18	3/14/2014	2014
Penitas, TX	—	182	1,053	—	1,235	22	3/26/2014	2014
Pensacola, FL	—	509	791	—	1,300	17	3/27/2014	2014
Pine Lake, GA	—	639	897	—	1,536	9	8/27/2014	2014
Plainview, NE	—	112	774	—	886	15	4/25/2014	2014

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2014	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Family Dollar (continued):
Poinciana, FL	$—	$501	$1,186	$—	$1,687	$9	9/19/2014	2014
Pojoaque, NM	—	545	909	—	1,454	9	8/25/2014	2013
Posen, MI	—	101	896	—	997	18	3/14/2014	2014
Preston, MN	—	161	1,159	—	1,320	18	6/27/2014	2014
Radium Springs, NM	—	129	1,086	—	1,215	25	2/26/2014	2013
Ramah, NM	—	217	1,105	—	1,322	24	2/4/2014	2013
Rex, GA	—	294	1,393	—	1,687	5	11/7/2014	2014
Riverside, CA	—	736	1,558	—	2,294	29	4/4/2014	2014
Robert Lee, TX	—	94	904	—	998	21	2/26/2014	2014
Rushford, MN	—	163	844	—	1,007	13	6/27/2014	2014
Saginaw, MI	—	240	956	—	1,196	5	10/30/2014	2014
San Antonio, TX	—	54	900	—	954	8	9/30/2014	2014
San Antonio, TX	—	421	951	—	1,372	3	11/14/2014	2014
San Jacinto, CA	—	430	1,682	—	2,112	20	7/18/2014	2014
Schuyler, NE	—	260	708	—	968	12	5/5/2014	2014
Shreveport, LA	—	406	978	—	1,384	16	5/29/2014	2014
Shreveport, LA	—	272	1,113	—	1,385	14	7/22/2014	2014
Shreveport, LA	—	423	1,099	—	1,522	6	10/8/2014	2014
Spurger, TX	—	86	905	—	991	7	9/18/2014	2014
Statesboro, GA	—	347	800	—	1,147	19	2/14/2014	2013
Sterling City, TX	—	78	889	—	967	21	2/26/2014	2013
Stockton, CA	(g)	202	1,817	—	2,019	14	9/19/2014	2014
Summerfield, FL	—	271	978	—	1,249	1	12/12/2014	2014
Tallahassee, FL	—	189	1,212	—	1,401	4	11/21/2014	2014
Taft, CA	—	255	1,422	—	1,677	51	8/23/2013	2013
Tampa (Cragmont), FL	(g)	563	737	—	1,300	21	12/18/2013	2013
Tampa (Forest), FL	(g)	482	920	—	1,402	26	12/18/2013	2013
Tampa (Hunt), FL	—	568	1,137	—	1,705	14	7/2/2014	2014
Terra Bella, CA	—	332	1,394	—	1,726	32	2/19/2014	2013
Topeka, KS	—	419	1,327	—	1,746	25	4/17/2014	2014
Tyler , MN	—	73	895	—	968	14	6/27/2014	2014
Tuscaloosa, AL	(g)	534	817	—	1,351	23	12/27/2013	2013
Valdosta, GA	—	424	849	—	1,273	20	2/26/2014	2014
Waelder, TX	—	136	788	—	924	12	6/4/2014	2014
Walker, LA	—	294	966	—	1,260	7	9/30/2014	2014
Wayne, OK	—	37	937	—	974	14	6/27/2014	2014
Waynesburg, KY	—	150	955	—	1,105	5	10/10/2014	2014
Wild Rose, WI	—	133	866	—	999	12	6/27/2014	2013
Fargo Plaza:
Fargo, ND	(g)	2,097	4,774	376	7,247	265	5/30/2013	2013
Flower Foods:
Orlando, FL	—	418	387	—	805	3	9/11/2014	2013
Waldorf, MD	—	398	1,045	—	1,443	9	9/11/2014	2013

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2014	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Food 4 Less:
Atwater, CA	$ (g)	$1,383	$5,271	$—	$6,654	$169	11/27/2013	2002
Fourth Creek Landing:
Stateville, NC	5,700	1,375	7,795	—	9,170	477	3/26/2013	2012
Fresenius Medical Care:
West Plains, MI	(g)	557	3,097	—	3,654	37	7/2/2014	2014
Fresh Market Center:
Glen Ellyn, IL	—	2,767	6,403	15	9,185	52	9/30/2014	2014
Fresh Thyme:
Indianapolis, IN	—	1,087	6,019	—	7,106	37	10/31/2014	2014
Fresh Thyme & DSW:
Fort Wayne, IN	—	1,740	4,153	—	5,893	35	9/30/2014	1985
Gander Mountain:
Pensacola, FL	(g)	2,152	3,831	—	5,983	74	4/29/2014	1998
Waukesha, WI	(g)	3,408	12,918	—	16,326	95	9/29/2014	2007
Giant Eagle:
Seven Fields, PA	(g)	1,574	13,659	—	15,233	221	5/7/2014	2005
Gold's Gym:
Corpus Christi, TX	(g)	1,498	6,346	—	7,844	308	3/6/2013	2006
Golden Corral:
Garland, TX	(g)	1,255	2,435	—	3,690	151	9/21/2012	2012
Georgetown, KY	—	1,048	1,452	—	2,500	20	6/11/2014	2004
Houston, TX	(g)	1,375	2,350	—	3,725	131	12/12/2012	2012
Victoria, TX	(g)	673	2,857	—	3,530	39	6/27/2014	2013
Goodyear:
Pooler, GA	(g)	569	1,484	—	2,053	66	6/18/2013	2008
Hancock Village:
Chesterfield, VA	15,000	8,874	17,287	96	26,257	897	5/23/2013	2009
Haverty Furniture:
Midland, TX	(g)	709	1,294	—	2,003	72	8/7/2013	2012
HEB Center:
Waxahachie, TX	7,000	3,465	7,952	287	11,704	542	6/27/2012	1997
Hickory Flat Commons:
Canton, GA	(g)	4,482	13,174	9	17,665	790	12/18/2012	2008
Hobby Lobby:
Dickson City, PA	—	1,113	7,946	—	9,059	165	6/30/2014	2013
Lewisville, TX	(g)	2,184	8,977	—	11,161	278	11/26/2013	2013
Mooresville, NC	(g)	869	4,249	—	5,118	315	11/30/2012	2012
Home Depot:
North Canton, OH	(g)	2,203	12,012	—	14,215	662	12/20/2012	1998
Plainwell, MI	(g)	521	11,905	—	12,426	493	5/16/2013	2002
IHOP:
Anderson, IN	—	54	1,633	—	1,687	22	6/30/2014	2005
Columbus, OH	—	408	1,783	—	2,191	24	6/30/2014	2012
Columbus, OH	—	315	1,864	—	2,179	25	6/30/2014	2011

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2014	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
IHOP (continued):
Lancaster, OH	$—	$157	$1,497	$—	$1,654	$20	6/30/2014	2009
Rio Rancho, NM	(g)	599	2,314	—	2,913	46	3/28/2014	2011
Richmond, IN	—	106	1,428	—	1,534	20	6/30/2014	2007
Inglewood Plaza:
Inglewood, CA	(g)	9,880	14,099	—	23,979	111	9/12/2014	2008
Kirklands:
Dothan, AL	—	486	946	—	1,432	12	8/5/2014	2014
Jonesboro, AR	(g)	696	1,990	—	2,686	106	11/27/2012	2012
Kohl’s:
Cedar Falls, IA	(g)	1,600	5,796	—	7,396	321	12/7/2012	2001
Chartlottesville, VA	(g)	3,929	12,280	—	16,209	146	7/28/2014	2011
Hutchinson, KS	(g)	3,290	—	—	3,290	—	10/19/2012	(f)
Kroger:
Shelton, WA	(g)	1,180	11,040	—	12,220	227	4/30/2014	1994
Whitehall, OH	(g)	581	6,628	—	7,209	198	12/16/2013	1994
Kum & Go:
Bentonville (Central), AR	(g)	916	1,864	—	2,780	80	5/3/2013	2011
Conway, AR	(g)	510	2,577	—	3,087	35	6/13/2014	2014
Fairfield, IA	(g)	422	1,913	—	2,335	82	5/3/2013	2011
Mount Vernon, MO	(g)	708	1,756	—	2,464	75	5/3/2013	2010
Urbandale, IA	(g)	722	1,658	—	2,380	72	5/3/2013	2010
L.A. Fitness:
Bloomfield Township, MI	(g)	2,287	10,075	—	12,362	438	6/21/2013	2008
Garland, TX	(g)	2,005	6,861	—	8,866	187	12/20/2013	2013
Houston, TX	(g)	5,764	5,994	—	11,758	206	9/30/2013	2013
Mesa, AZ	(g)	1,353	7,730	20	9,103	352	5/8/2013	2010
Ocoee, FL	(g)	1,173	6,876	—	8,049	263	8/8/2013	2008
Riverside, CA	(g)	2,557	9,951	—	12,508	368	8/2/2013	2010
Logan’s Roadhouse:
Bristol, VA	(g)	991	2,560	—	3,551	139	1/29/2013	2001
Fort Wayne, IN	(g)	868	2,698	—	3,566	53	3/28/2014	2002
Lancaster, TX	(g)	1,203	1,620	—	2,823	97	10/23/2012	2011
Martinsburg, WV	(g)	925	2,183	—	3,108	67	10/29/2013	2010
Opelika, AL	(g)	836	1,508	—	2,344	91	10/23/2012	2005
Sanford, FL	(g)	1,031	1,807	—	2,838	109	10/23/2012	1999
Troy, OH	(g)	992	1,577	—	2,569	94	10/23/2012	2011
Lowe’s:
Adrian, MI	(g)	2,604	5,036	—	7,640	225	9/27/2013	1996
Asheboro, NC	(g)	1,098	6,722	—	7,820	98	6/23/2014	1994
Cincinnati, OH	(g)	14,092	—	—	14,092	—	2/10/2014	2001
Columbia, SC	(g)	3,943	6,353	750	11,046	240	9/12/2013	1994
Covington, LA	(g)	10,233	—	—	10,233	—	8/20/2014	2002
Mansfield, OH	(g)	873	8,256	—	9,129	123	6/12/2014	1992
Oxford, AL	(g)	1,668	7,622	369	9,659	365	6/28/2013	1999

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2014	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Lowe’s (continued):
Tuscaloosa, AL	$ (g)	$4,908	$4,786	$9	$9,703	$165	10/29/2013	1993
Zanesville, OH	(g)	2,161	8,375	—	10,536	235	12/11/2013	1995
Market Heights Shopping Center:
Harker Heights, TX	47,000	12,888	64,105	3	76,996	2,325	11/25/2013	2012
Marketplace at the Lakes:
West Covina, CA	(g)	10,020	8,664	1	18,685	586	9/30/2013	1994
Matteson Center:
Matteson, IL	(g)	1,243	17,427	393	19,063	673	11/22/2013	2003
Mattress Firm:
Augusta, ME	—	723	1,354	—	2,077	26	5/30/2014	2013
Brunswick, GA	(g)	343	1,040	—	1,383	40	8/29/2013	2012
Cincinnati, OH	—	323	966	—	1,289	12	7/17/2014	2013
Danville, VA	—	274	1,514	—	1,788	29	4/29/2014	2014
Huber Heights, OH	—	854	903	—	1,757	13	6/20/2014	2014
Jonesboro, AR	(g)	729	1,194	—	1,923	90	10/5/2012	2012
Lakeland, FL	—	259	1,107	—	1,366	15	7/16/2014	2014
Nampa, ID	—	449	2,213	—	2,662	46	3/31/2014	1972
New Bern, NC	(g)	340	1,436	—	1,776	11	9/25/2014	2014
Pineville, NC	(g)	1,557	1,198	—	2,755	80	10/29/2012	2000
Port Charlotte, FL	—	382	1,211	—	1,593	12	8/1/2014	2014
Mattress Firm & Aspen Dental:
Vienna, WV	—	774	2,466	—	3,240	24	9/15/2014	2014
Mattress Firm & Five Guys:
Muskegon, MI	—	813	1,766	—	2,579	18	8/29/2014	2014
McAlister's Deli:
Lawton, OK	—	805	1,057	—	1,862	18	5/1/2014	2013
Port Arthur, TX	—	379	1,146	—	1,525	27	3/27/2014	2007
Michael’s:
Bowling Green, KY	(g)	587	1,992	—	2,579	131	11/20/2012	2012
National Tire & Battery:
Cedar Hill, TX	(g)	469	1,951	—	2,420	102	12/18/2012	2006
Fort Worth, TX	(g)	936	1,234	—	2,170	45	8/23/2013	2005
Frisco, TX	(g)	844	1,608	—	2,452	58	8/23/2013	2007
Montgomery, IL	(g)	516	2,494	—	3,010	127	1/15/2013	2007
Native Wings:
San Antonio, TX	—	821	2,682	—	3,503	27	8/4/2014	2014
Natural Grocers:
Denton, TX	(g)	1,326	3,134	—	4,460	122	7/24/2013	2012
Idaho Falls, ID	(g)	833	2,316	—	3,149	54	2/14/2014	2013
Lubbock, TX	(g)	1,093	3,621	—	4,714	159	4/22/2013	2013
Nordstrom Rack:
Tampa, FL	(g)	3,371	6,402	—	9,773	540	4/16/2012	2010

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2014	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
O’Reilly Automotive:
Brownfield, TX	$ (g)	$22	$835	$—	$857	$59	5/8/2012	2012
Columbus, TX	(g)	260	757	—	1,017	50	5/8/2012	2011
Lamesa, TX	—	64	608	—	672	1	12/10/2014	2006
Stanley, ND	—	323	662	—	985	6	8/8/2014	2014
Park Place:
Enterprise, AL	(g)	931	8,595	—	9,526	308	8/30/2013	2012
Pep Boys:
Clermont, FL	(g)	799	1,993	—	2,792	84	6/26/2013	2013
Oviedo, FL	(g)	669	2,172	—	2,841	72	10/4/2013	2013
Petsmart:
Baton Rouge, LA	2,509	651	2,968	113	3,732	200	10/11/2012	1999
Commerce Township, MI	(g)	539	1,960	—	2,499	119	3/28/2013	1996
East Peoria, IL	(g)	997	3,345	—	4,342	11	11/7/2014	2007
Eden Prairie, MN	(g)	1,279	2,030	—	3,309	71	10/1/2013	2007
Edmond, OK	(g)	816	3,266	—	4,082	170	1/23/2013	1998
North Fayette Township, PA	(g)	1,615	1,503	—	3,118	71	6/7/2013	1997
Overland Park, KS	(g)	2,025	2,181	—	4,206	72	10/1/2013	1996
Taylor, MI	(g)	331	2,438	—	2,769	127	6/7/2013	1997
Tucson, AZ	(g)	1,114	2,771	98	3,983	99	11/8/2013	2000
Wilkesboro, NC	(g)	447	1,710	—	2,157	125	4/13/2012	2011
Petsmart/Old Navy:
Reynoldsburg, OH	(g)	1,295	4,077	—	5,372	249	12/14/2012	2012
Pick’N Save:
Pewaukee, WI	(g)	1,323	6,761	—	8,084	77	8/13/2014	1999
Sheboygan, WI	(g)	2,003	10,695	—	12,698	647	9/6/2012	2012
South Milwaukee, WI	(g)	1,126	5,706	—	6,832	167	11/6/2013	2005
Plaza San Mateo:
Albuquerque, NM	—	2,867	11,582	—	14,449	196	5/2/2014	2014
Popeyes:
Independence, MO	—	333	680	—	1,013	10	6/27/2014	2005
Popular Springs Plaza:
Duncan, SC	(g)	1,862	5,277	149	7,288	256	5/24/2013	1995
Price Chopper:
Gardner, MA	(g)	858	12,171	—	13,029	91	9/26/2014	2012
Quick Chek:
Kingston , NY	(g)	831	5,783	—	6,614	240	5/31/2013	2008
Lake Katrine, NY	(g)	1,507	4,569	—	6,076	186	5/31/2013	2008
Middletown (Main), NY	(g)	1,335	5,732	—	7,067	238	5/31/2013	2008
Middletown, NY	(g)	1,297	5,963	—	7,260	247	5/31/2013	2009
Middletown, NY	(g)	1,437	4,656	—	6,093	195	5/31/2013	2007
Sagerties, NY	(g)	1,242	5,372	—	6,614	224	5/31/2013	2009
Raising Canes:
Beaumont, TX	(g)	839	1,288	—	2,127	16	7/31/2014	2013

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2014	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Raising Canes (continued):
Phoenix, AZ	$ (g)	$761	$1,972	$—	$2,733	$39	3/28/2014	2011
Wichita Falls, TX	—	426	1,947	—	2,373	35	4/30/2014	2013
Regent Towne Center:
Fort Mill, SC	(g)	1,455	5,063	—	6,518	242	6/13/2013	2007
Rite Aid:
Columbia, SC	(g)	854	2,281	—	3,135	64	12/3/2013	2008
Jenison, MI	—	438	1,491	—	1,929	23	6/23/2014	1996
Rocky River Promenade:
Mooresville, NC	—	2,446	3,159	—	5,605	33	8/18/2014	2008
Ross:
Fort Worth, TX	(g)	1,273	3,157	—	4,430	198	10/4/2012	1977
Rushmore Crossing:
Rapid City, SD	24,825	7,066	33,019	—	40,085	1,142	1/2/2014	2012
Rapid City, SD	—	883	4,128	—	5,011	151	1/2/2014	2012
Shippensburg Market Place:
Shippensburg, PA	—	1,917	9,263	—	11,180	76	9/18/2014	2002
ShopKo:
Broken Bow, NE	—	244	1,733	—	1,977	28	6/19/2014	2007
Valentine, NE	(g)	395	3,549	—	3,944	57	6/30/2014	2014
Shoppes at Lake Andrew:
Melbourne, FL	—	3,924	16,840	—	20,764	568	12/31/2013	2003
Shoppes at Stroud:
Stroud Township, PA	—	3,754	22,614	—	26,368	140	10/29/2014	2007
Southwest Plaza:
Springfield, IL	(g)	2,992	48,935	—	51,927	487	9/18/2014	2003
Spinx:
Simpsonville, SC	(g)	591	969	—	1,560	48	1/24/2013	2012
Sprouts:
Bixby, OK	(g)	1,320	7,117	—	8,437	267	7/26/2013	2013
Stoneridge Village:
Jefferson City, MO	—	1,830	9,351	—	11,181	159	6/30/2014	2008
Stripes:
Brownsville, TX	(g)	210	2,386	—	2,596	166	8/30/2012	2007
Brownwood, TX	(g)	484	3,086	—	3,570	207	8/30/2012	2005
McAllen, TX	(g)	604	1,909	—	2,513	154	8/30/2012	2007
Midland, TX	(g)	620	5,551	—	6,171	344	8/30/2012	2002
Mission, TX	(g)	215	2,170	—	2,385	151	8/30/2012	2006
Odessa, TX	(g)	569	4,940	—	5,509	305	8/30/2012	1998
Summerfield Crossing:
Riverview, FL	(g)	6,130	6,753	—	12,883	276	7/12/2013	2009
Sunbelt Rentals:
Canton, OH	(g)	147	1,679	—	1,826	69	10/24/2013	2013
Houston, TX	—	535	1,664	—	2,199	33	3/31/2014	2000

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2014	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Sunoco:
Cocoa, FL	$ (g)	$625	$1,062	$—	$1,687	$46	4/12/2013	1987
Mangonia Park, FL	(g)	689	600	—	1,289	26	4/12/2013	1999
Merritt Island, FL	(g)	610	1,123	—	1,733	48	4/12/2013	1986
Palm Beach Gardens, FL	(g)	1,050	2,667	—	3,717	114	4/12/2013	2009
Palm City, FL	(g)	667	1,698	—	2,365	73	4/12/2013	2011
Palm Springs, FL	(g)	580	1,907	—	2,487	82	4/12/2013	2011
Sebastian, FL	(g)	490	2,128	—	2,618	91	4/12/2013	2009
Titusville, FL	(g)	626	2,534	—	3,160	109	4/12/2013	2009
West Palm Beach, FL	(g)	637	443	—	1,080	19	4/12/2013	1977
Sunoco Center:
Titusville (Sisson), FL	(g)	799	587	—	1,386	26	4/12/2013	1986
Sutters Creek:
Rocky Mount, NC	—	1,458	2,616	—	4,074	83	1/31/2014	2012
Sweet Tomatoes:
Overland Park, KS	(g)	806	3,600	—	4,406	71	3/28/2014	2001
St. Louis, MO	(g)	1,254	3,354	—	4,608	66	3/28/2014	1988
Target Center:
Columbia, SC	—	3,234	7,297	—	10,531	158	3/31/2014	2012
Terrell Mill Village:
Marieta, GA	—	3,079	11,185	—	14,264	315	1/31/2014	2012
TGI Friday's:
Chesapeake, VA	(g)	1,217	1,388	—	2,605	20	6/27/2014	2003
Wilmington, DE	(g)	1,685	969	—	2,654	14	6/27/2014	1991
The Market at Clifty Crossing:
Columbus, IN	—	2,669	16,308	—	18,977	179	10/31/2014	1989
The Market at Polaris:
Columbus, OH	(g)	11,828	41,702	93	53,623	1,254	12/6/2013	2005
The Marquis:
Williamsburg, VA	8,556	2,615	11,406	—	14,021	721	9/21/2012	2007
The Plant:
San Jose, CA	123,000	67,596	108,203	73	175,872	5,685	4/15/2013	2008
Tilted Kilt:
Killeen, TX	(g)	1,378	1,508	—	2,886	18	7/29/2014	2010
Tire Kingdom:
Tarpon Springs, FL	(g)	427	1,458	—	1,885	80	11/30/2012	2003
TJ Maxx/Dollar Tree:
Oxford, OH	(g)	641	2,673	—	3,314	149	5/20/2013	2013
Tractor Supply:
Ashland, VA	(g)	500	2,696	—	3,196	80	11/22/2013	2013
Augusta, KS	(g)	407	2,315	—	2,722	59	1/10/2014	2013
Cambridge, MN	(g)	807	1,272	—	2,079	103	5/14/2012	2012
Canon City, CO	(g)	597	2,527	—	3,124	134	11/30/2012	2012
Fortuna, CA	(g)	568	3,819	—	4,387	56	6/27/2014	2014
Lumberton, NC	—	611	2,007	—	2,618	93	5/24/2013	2013

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2014	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Tractor Supply (continued):
Marion, IN	$ (g)	$448	$1,916	$—	$2,364	$85	6/20/2013	2013
Monticello, FL	—	1,536	1,099	—	2,635	28	2/19/2014	2004
Newnan, GA	(g)	1,182	1,950	—	3,132	113	11/6/2012	2009
Petersburg, VA	(g)	514	2,439	—	2,953	78	10/7/2013	2013
South Hill, VA	(g)	630	2,179	—	2,809	91	6/24/2013	2011
Spencer, WV	1,659	455	2,188	—	2,643	133	11/20/2012	2012
Stuttgart, AR	1,543	47	2,519	—	2,566	114	4/5/2013	2013
Weaverville, NC	(g)	867	3,138	—	4,005	110	9/13/2013	2006
Woodward, OK	(g)	446	1,973	—	2,419	64	11/19/2013	2013
Trader Joe’s:
Asheville, NC	(g)	2,770	3,766	—	6,536	125	10/22/2013	2013
Columbia, SC	(g)	2,308	2,597	—	4,905	137	3/28/2013	2012
Wilmington, NC	(g)	2,016	2,519	—	4,535	129	6/27/2013	2012
Turfway Crossing:
Florence, KY	—	2,261	10,323	—	12,584	206	5/27/2014	2002
Ulta Salon:
Albany, GA	—	441	1,757	—	2,198	30	5/8/2014	2013
United Oil:
Alhambra, CA	(g)	3,026	751	—	3,777	6	9/30/2014	2005
Bellflower (Alondra), CA	(g)	1,312	576	—	1,888	4	9/30/2014	1999
Bellflower (Lakewood), CA	(g)	1,246	788	—	2,034	6	9/30/2014	2001
Brea, CA	(g)	2,393	658	—	3,051	9	9/30/2014	1984
Burbank (Glenoaks), CA	(g)	3,474	594	—	4,068	4	9/30/2014	2000
Burbank (Magnolia), CA	(g)	1,750	574	—	2,324	4	9/30/2014	1998
Chino, CA	(g)	1,449	730	—	2,179	5	9/30/2014	1984
Compton, CA	(g)	992	460	—	1,452	3	9/30/2014	2002
El Cajon (El Cajon), CA	(g)	1,533	568	—	2,101	4	9/30/2014	2000
El Cajon (Second), CA	(g)	1,225	368	—	1,593	3	9/30/2014	2008
El Monte, CA	(g)	766	510	—	1,276	—	9/30/2014	1994
Escondido (Escondido), CA	(g)	678	470	—	1,148	3	9/30/2014	1984
Escondido (Mission), CA	(g)	3,514	1,062	—	4,576	16	9/30/2014	2002
Fountain Valley, CA	(g)	1,809	806	—	2,615	6	9/30/2014	1999
Glendale, CA	(g)	4,871	795	—	5,666	6	9/30/2014	1999
Inglewood, CA	(g)	1,809	878	—	2,687	6	9/30/2014	1997
La Habra, CA	(g)	1,971	571	—	2,542	4	9/30/2014	2000
Lawndale, CA	(g)	1,462	862	—	2,324	6	9/30/2014	2001
Long Beach (Anaheim), CA	(g)	974	772	—	1,746	6	9/30/2014	2003
Long Beach (Atlantic), CA	(g)	2,778	883	—	3,661	6	9/30/2014	1972

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2014	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
United Oil (continued):
Long Beach (Santa Fe), CA	$ (g)	$1,972	$643	$—	$2,615	$5	9/30/2014	2004
Los Angeles (2503 W. Pico), CA	(g)	2,334	717	—	3,051	5	9/30/2014	2002
Los Angeles (4931 W. Pico), CA	(g)	3,552	1,242	—	4,794	9	9/30/2014	2002
Los Angeles (Eastern), CA	(g)	2,745	669	—	3,414	5	9/30/2014	1998
Los Angeles (Jefferson), CA	(g)	3,823	825	—	4,648	6	9/30/2014	1997
Los Angeles (Marina Del R), CA	(g)	3,930	428	—	4,358	3	9/30/2014	2005
Los Angeles (Olympic), CA	(g)	1,710	905	—	2,615	7	9/30/2014	2002
Los Angeles (Slauson), CA	(g)	1,927	1,484	—	3,411	—	9/30/2014	2007
Los Angeles (Western), CA	(g)	2,182	701	—	2,883	—	9/30/2014	1964
Lynwood, CA	(g)	2,386	737	—	3,123	5	9/30/2014	2002
Menifee, CA	(g)	2,853	924	—	3,777	7	9/30/2014	1995
Monrovia, CA	(g)	2,365	686	—	3,051	5	9/30/2014	1996
Norco (Hidden Valley), CA	(g)	1,852	1,489	—	3,341	11	9/30/2014	1995
Norco (Sixth), CA	(g)	1,869	891	—	2,760	7	9/30/2014	2005
North Hollywood, CA	(g)	4,663	858	—	5,521	6	9/30/2014	1999
Oceanside, CA	(g)	2,163	1,248	—	3,411	9	9/30/2014	2011
Paramount, CA	(g)	1,301	1,024	—	2,325	8	9/30/2014	1996
Pomona, CA	(g)	1,740	730	—	2,470	5	9/30/2014	1997
Poway, CA	(g)	3,072	705	—	3,777	9	9/30/2014	1960
San Diego (47th St), CA	(g)	2,977	1,448	—	4,425	11	9/30/2014	1984
San Diego (Governor), CA	(g)	1,877	883	—	2,760	9	9/30/2014	2006
San Diego (Rancho Penasquitos), CA	(g)	1,215	841	—	2,056	—	9/30/2014	2010
San Diego (Sunset Cliffs), CA	(g)	1,824	382	—	2,206	3	9/30/2014	2006
San Pedro, CA	(g)	2,086	675	—	2,761	5	9/30/2014	2000
Santa Clarita, CA	(g)	4,787	733	—	5,520	5	9/30/2014	2001
Sun City, CA	(g)	1,136	1,421	—	2,557	—	9/30/2014	1984
Valley Center, CA	(g)	2,680	1,606	—	4,286	19	9/30/2014	2009
Van Nuys (Van Nuys), CA	(g)	2,439	902	—	3,341	7	9/30/2014	2005
Van Nuys (Victory), CA	(g)	1,786	684	—	2,470	5	9/30/2014	1999
Van Nuys (Woodman), CA	(g)	3,980	741	—	4,721	5	9/30/2014	2002
Vista (Civic Center), CA	(g)	2,063	334	—	2,397	2	9/30/2014	1986
Vista (Vista), CA	(g)	2,028	418	—	2,446	3	9/30/2014	2010
Whittier, CA	(g)	1,629	985	—	2,614	7	9/30/2014	1963
Wilmington, CA	(g)	1,615	1,145	—	2,760	8	9/30/2014	2002

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2014	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
United Oil (continued):
Woodland Hills, CA	$ (g)	$4,946	$647	$—	$5,593	$5	9/30/2014	2003
University Marketplace:
Marion, IN	(g)	850	6,722	—	7,572	411	3/22/2013	2012
Village at Hereford Farms:
Grovetown , GA	—	1,222	5,912	—	7,134	48	9/26/2014	2009
Wal-Mart:
Perry, GA	(g)	2,270	11,053	—	13,323	483	6/4/2013	1999
Tallahassee, FL	8,157	14,823	—	—	14,823	—	12/11/2012	(f)
York, SC	(g)	1,913	11,410	—	13,323	496	6/4/2013	1998
Walgreens:
Andover, KS	(g)	630	3,057	—	3,687	109	10/18/2013	2001
Arkadelphia, AR	4,225	787	4,626	—	5,413	14	11/26/2014	2007
Austintown, OH	(g)	637	4,173	—	4,810	145	8/19/2013	2002
Bartlett (5950 Stage), TN	4,150	1,086	4,321	—	5,407	13	11/26/2014	1997
Bartlett (6697 Stage), TN	4,150	799	4,608	—	5,407	14	11/26/2014	2002
Birmingham, AL	(g)	985	4,938	—	5,923	215	4/9/2013	2012
Birmingham (Green Springs), AL	4,300	738	4,844	—	5,582	15	11/26/2014	2000
Blair, NE	2,466	335	3,544	—	3,879	243	4/18/2012	2008
Chicopee, MA	(g)	2,094	4,945	—	7,039	26	10/23/2014	2008
Colerain Township, OH	4,200	1,991	3,470	—	5,461	10	11/26/2014	1998
Connelly Springs, NC	(g)	1,349	3,628	—	4,977	129	8/27/2013	2012
Cullman, AL	3,542	1,292	3,779	—	5,071	183	2/22/2013	2012
Danville, VA	(g)	989	4,547	—	5,536	248	12/21/2012	2012
Dearborn Heights, MI	(g)	2,236	3,411	—	5,647	129	7/9/2013	2008
Decatur, AL	3,625	631	4,161	—	4,792	14	11/26/2014	2004
Dyersburg, TN	(g)	555	4,088	—	4,643	57	6/30/2014	2011
East Chicago, IN	(g)	331	5,242	—	5,573	49	8/8/2014	2005
Enterprise, AL	3,575	839	3,844	—	4,683	12	11/26/2014	2004
Evansville, IN	4,040	812	4,439	—	5,251	14	11/26/2014	2001
Florence, KY	4,125	1,086	4,206	—	5,292	13	11/26/2014	2005
Forrest City, AR	4,825	643	5,287	—	5,930	16	11/26/2014	2007
Fort Madison, IA	(g)	514	3,723	—	4,237	124	9/20/2013	2008
Franklin, TN	4,200	1,457	4,075	—	5,532	13	11/26/2014	2000
Fraser, MI	(g)	518	4,525	—	5,043	74	5/19/2014	2004
Hazelwood, MO	(g)	2,505	4,866	—	7,371	158	9/4/2013	2006
Hickory, NC	(g)	1,100	4,241	—	5,341	207	2/28/2013	2009
Hobart, IN	3,875	594	4,526	—	5,120	15	11/26/2014	1998
Hockessin, DE	(g)	1,586	3,555	—	5,141	104	12/20/2013	2008
Huntsville, AL	3,273	1,931	2,457	—	4,388	122	3/15/2013	2001
Kannapolis, NC	(g)	1,480	5,031	—	6,511	200	6/12/2013	2012
Knoxville, TN	3,725	1,139	3,750	—	4,889	11	11/26/2014	1997

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2014	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Walgreens (continued):
Las Vegas, NV	$ (g)	$2,325	$3,262	$—	$5,587	$110	9/26/2013	1999
Lawton, OK	(g)	860	2,539	—	3,399	96	7/3/2013	1998
Little Rock (Main), AR	(g)	548	4,676	—	5,224	64	6/30/2014	2011
Little Rock (Bowman), AR	4,100	1,115	4,248	—	5,363	13	11/26/2014	2001
Lubbock (82nd), TX	(g)	565	3,257	—	3,822	184	10/11/2012	2000
Lubbock (Indiana), TX	(g)	531	2,951	—	3,482	165	10/11/2012	1998
Malvern, AR	4,165	1,007	4,325	—	5,332	14	11/26/2014	2006
Memphis, TN	3,775	776	4,166	—	4,942	13	11/26/2014	1999
Metropolis, IL	(g)	284	4,991	—	5,275	47	8/8/2014	2009
Michigan City, IN	3,200	567	3,615	—	4,182	12	11/26/2014	1999
Mobile, AL	(g)	1,603	3,161	—	4,764	93	11/7/2013	2013
Montgomery, AL	(g)	1,110	2,949	—	4,059	203	5/14/2012	2006
Mount Washington, KY	4,125	545	4,825	—	5,370	16	11/26/2014	2005
Oakland, TN	3,750	689	4,226	—	4,915	13	11/26/2014	2005
Oklahoma City, OK	3,950	1,356	3,869	—	5,225	13	11/26/2014	1996
Olathe, KS	4,230	1,266	4,047	—	5,313	12	11/26/2014	1997
Phoenix, AZ	(g)	2,216	1,830	—	4,046	88	3/22/2013	2001
Pine Bluff, AR	(g)	248	5,229	—	5,477	174	9/17/2013	2012
Ralston (La Vista), NE	4,265	967	4,620	—	5,587	14	11/26/2014	1999
River Falls, WI	5,200	634	5,137	—	5,771	16	11/26/2014	2007
Roanoke, VA	(g)	677	3,825	—	4,502	61	5/7/2014	2003
Sacramento, CA	(g)	324	2,669	—	2,993	38	6/30/2014	2008
Sioux Falls, SD	3,625	1,138	3,784	—	4,922	12	11/26/2014	2007
Springdale, AR	(g)	1,172	4,509	—	5,681	139	10/7/2013	2012
Springfield, IL	(g)	830	3,619	—	4,449	244	5/14/2012	2007
St. Charles, MO	4,600	1,644	4,364	—	6,008	14	11/26/2014	1994
St. Louis (Lemay Ferry), MO	4,600	1,432	4,556	—	5,988	14	11/26/2014	1999
St. Louis (Lusher), MO	4,790	1,414	4,622	—	6,036	15	11/26/2014	1999
Suffolk, VA	(g)	1,261	3,461	—	4,722	246	5/14/2012	2007
Sun City, AZ	(g)	837	2,484	—	3,321	42	5/6/2014	2000
Tarboro, NC	(g)	755	3,634	—	4,389	35	8/22/2014	2014
Toledo, OH	4,325	1,993	3,445	—	5,438	12	11/26/2014	2001
Troy, OH	(g)	547	4,076	—	4,623	47	7/28/2014	2002
Tulsa, OK	3,350	1,078	3,452	—	4,530	11	11/26/2014	1993
Walgreens/KeyBank:
Newburgh, NY	5,000	3,280	5,441	—	8,721	176	9/16/2013	2010
Wallace Commons:
Salisbury, NC	7,590	3,265	8,058	—	11,323	439	12/31/2012	2009
Wallace Commons II:
Salisbury, NC	—	2,231	8,479	—	10,710	209	2/28/2014	2013
Warrenton Highlands:
Warrenton, OR	(g)	2,139	5,774	37	7,950	302	5/29/2013	2011

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2014	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Waterford South Park:
Clarksville, IN	$ (g)	$2,946	$8,564	$45	$11,555	$484	4/12/2013	2006
Wawa:
Cape May, NJ	(g)	1,576	5,790	—	7,366	356	8/29/2012	2005
Galloway, NJ	(g)	1,724	6,105	—	7,829	374	8/29/2012	2005
Wendy's:
Grafton, VA	—	539	894	—	1,433	13	6/27/2014	1985
Westminster, CO	—	596	1,108	—	1,704	16	6/27/2014	1986
Westover Market:
San Antonio, TX	(g)	2,705	7,959	—	10,664	351	7/10/2013	2013
Whole Foods Center:
Fort Collins, CO	—	2,664	17,166	—	19,830	148	9/30/2014	2004
Winn-Dixie:
Baton Rouge, LA	(g)	1,782	3,776	—	5,558	53	6/27/2014	2000
Walker, LA	(g)	900	3,909	—	4,809	54	6/27/2014	1999
Woods Supermarket:
Sunrise Beach, MO	(g)	1,044	5,005	—	6,049	167	9/13/2013	2013
	$565,836	$974,920	$2,596,981	$19,038	$3,590,939	$78,186

(a) As of December 31, 2014, the Company owned 672 single-tenant, freestanding retail properties, 77 multi-tenant retail properties, seven office/industrial properties, and three medical office buildings.

(b) The aggregate cost for federal income tax purposes was $3.9 billion.

(c) The following is a reconciliation of total real estate carrying value for the years ended December 31 (in thousands):

	2014	2013
Balance, beginning of period	$1,960,708	$464,539
Additions
Acquisitions	1,613,201	1,494,171
Improvements	18,967	1,998
Total additions	$1,632,168	$1,496,169
Deductions
Cost of real estate sold	1,937	—
Adjustment to basis	—	—
Other (including provisions for impairment of real estate assets)	—	—
Total deductions	1,937	—
Balance, end of period	$3,590,939	$1,960,708

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

(d) The following is a reconciliation of accumulated depreciation for the years ended December 31 (in thousands):

	2014	2013
Balance, beginning of period	$23,377	$1,743
Additions
Acquisitions - Depreciation Expense for Building, Acquisitions Costs & Tenant Improvements Acquired	54,656	21,624
Improvements - Depreciation Expense for Tenant Improvements and Building Equipment	153	10
Total additions	$54,809	$21,634
Deductions
Cost of real estate sold	—	—
Other (including provisions for impairment of real estate assets)	—	—
Total deductions	—	—
Balance, end of period	$78,186	$23,377

(e) The Company’s assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, tenant improvements are amortized over the respective lease term and buildings are depreciated over 40 years.

(f) Subject to ground lease and therefore date constructed is not applicable.

(g) Property is included in the Credit Facility’s borrowing base. As of December 31, 2014, the Company had $900.0 million outstanding under the Credit Facility.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 30th day of March, 2015.

Cole Credit Property Trust IV, Inc.

By:	/s/ SIMON J. MISSELBROOK
Simon J. Misselbrook
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ THOMAS W. ROBERTS	Chairman, Chief Executive Officer and President	March 30, 2015
Thomas W. Roberts	(Principal Executive Officer)

/s/ SIMON J. MISSELBROOK	Chief Financial Officer and	March 30, 2015
Simon J. Misselbrook	Treasurer (Principal Financial Officer)

/s/ CHRISTINE T. BROWN	Vice President of Accounting	March 30, 2015
Christine T. Brown	(Principal Accounting Officer)

/s/ LAWRENCE S. JONES	Director	March 30, 2015
Lawrence S. Jones

/s/ J. MARC MYERS	Director	March 30, 2015
J. Marc Myers

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

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

3.3
Articles of Amendment of First Articles of Amendment and Restatement of Cole Credit Property Trust IV, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed February 27, 2012).

3.4
Certificate of Correction to First Articles of Amendment and Restatement (Incorporated by reference to Exhibit 3.6 to the Company’s Annual Report on Form 10-K (File No. 000-54939), filed March 29, 2013).

3.5
Second Articles of Amendment of First Articles of Amendment and Restatement of Cole Credit Property Trust IV, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed June 2, 2014).

3.6	Bylaws of Cole Credit Property Trust IV, Inc. (Incorporated by reference to Exhibit 3.5 to the Company’s pre-effective amendment to Form S-11 (File No. 333-169533), filed January 24, 2012).
3.7	First Amendment to the Bylaws of Cole Credit Property Trust IV, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed June 27, 2012).
4.1	Form of Initial Subscription Agreement (Incorporated by reference to Exhibit 4.1 to the Company’s post-effective amendment to Form S-11 (File No. 333-169533), filed January 10, 2014).
4.2	Form of Additional Subscription Agreement (Incorporated by reference to Exhibit 4.2 to the Company’s post-effective amendment to Form S-11 (File No. 333-169533), filed January 10, 2014).
4.3	Alternative Form of Initial Subscription Agreement (Incorporated by reference to Exhibit 4.3 to the Company’s post-effective amendment to Form S-11 (File No. 333-169533), filed January 10, 2014).
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
10.4
Purchase and Sale Agreement, dated April 13, 2012, between Cole Operating Partnership IV, LP and Series C, LLC to purchase 100% of the membership interests in Cole AA North Ridgeville OH, LLC (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 000-54939), filed May 15, 2012).

10.5
Purchase and Sale Agreement, dated April 13, 2012, between Cole Operating Partnership IV, LP and Series C, LLC to purchase 100% of the membership interests in Cole PM Wilkesboro NC, LLC (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 000-54939), filed May 15, 2012).

10.6
Borrowing Base Revolving Line of Credit Agreement, dated April 13, 2012 by and among Cole Operating Partnership IV, LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, the lenders referenced therein, and J.P. Morgan Securities LLC, as sole lead arranger and sole bookrunner (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 333-169533), filed effective May 15, 2012).

10.7
Subordinate Promissory Note, dated April 13, 2012, by Cole Credit Property Trust IV, Inc. payable to Series C, LLC (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 000-54939), filed May 15, 2012).

Exhibit No.	Description
10.8
Purchase and Sale Agreement by and between Cole NR Tampa FL, LLC, and VNO TRU Dale Mabry LLC, pursuant to an Assignment of Purchase and Sale Agreement dated April 16, 2012 (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 000-54939), filed May 15, 2012).

10.9
Purchase Agreement and Escrow Instructions by and between Cole WG Blair NE, LLC, and Village Development — Blair, LLC, pursuant to an Assignment of Purchase and Sale Agreement dated April 18, 2012 (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No. 000-54939), filed May 15, 2012).

10.10
Purchase Agreement and Escrow Instructions by and between Cole CV Corpus Christi TX, LLC, and Deborah May-Buffum, Trustee of the Betty Upham Gouraud Trust, pursuant to an Assignment of Purchase and Sale Agreement dated April 19, 2012 (Incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (File No. 000-54939), filed May 15, 2012).

10.11
Master Purchase Agreement and Escrow Instructions between Cole CV Charleston SC, LLC, Cole CV Asheville NC, LLC, SC Charleston Investors I, LLC, and NC Asheville Investors I, LLC, pursuant to an Assignment of Purchase and Sale Agreement dated April 26, 2012 (Incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q (File No. 000-54939), filed May 15, 2012).

10.12
First Amendment of Advisory Agreement by and between Cole Credit Property Trust IV, Inc. and Cole REIT Advisors IV, LLC, dated February 23, 2012 (Incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q (File No. 000-54939), filed May 15, 2012).

10.13
Amended and Restated Escrow Agreement by and among Cole Credit Property Trust IV, Inc., Cole Capital Corporation and UMB Bank N.A., dated February 2, 2012 (Incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q (File No. 000-54939), filed May 15, 2012).

10.14
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

10.16
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

10.17
Amended and Restated Borrowing Base Revolving Line of Credit Agreement, dated as of July 13, 2012, by and among Cole Operating Partnership IV, LP, as borrower, JPMorgan Chase Bank, N.A. as administrative agent, the lenders referenced herein, Bank of America, N.A., as syndication agent, U.S. National Bank Association, as documentation agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith, Incorporated, as joint bookrunners and joint lead arrangers (Incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (File No. 333-169533), filed on August 14, 2012).

10.18
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

10.19
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

10.20
Purchase and Sale Agreement by and between Cole MT Brooklyn NY, LLC and Canarsie Plaza, LLC, pursuant to an Assignment of Purchase and Sale Agreement dated November 26, 2012 (Incorporated by reference to Exhibit 10.21 to the Company’s post-effective amendment to Form S-11 (File No. 333-169533), filed January 10, 2013).

Exhibit No.	Description
10.21
Loan Agreement by and between Cole MT Brooklyn NY, LLC, as borrower and PNC Bank, National Association, as lender dated December 5, 2012 (Incorporated by reference to Exhibit 10.22 to the Company’s post-effective amendment to Form S-11 (File No. 333-169533), filed January 10, 2013).

10.22
Credit Agreement, dated December 14, 2012, among Cole Operating Partnership IV, LP, as borrower, each lender from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and syndication agent, and J.P. Morgan Securities LLC as lead arranger and book manager (Incorporated by reference to Exhibit 10.23 to the Company’s post-effective amendment to Form S-11 (File No. 333-169533), filed January 10, 2013).

10.23
Purchase Agreement by and between Cole CCPT IV Acquisitions, LLC and WPV San Jose, LLC, dated January 18, 2013. (Incorporated by reference to Exhibit 10.24 to the Company’s post-effective amendment to Form S-11 (File No. 333-169533), filed April 10, 2013).

10.24
Fourth Amendment to Purchase Agreement by and between Cole CCPT IV Acquisitions, LLC and WPV San Jose, LLC, dated February 12, 2013. (Incorporated by reference to Exhibit 10.25 to the Company’s post-effective amendment to Form S-11 (File No. 333-169533), filed April 10, 2013).

10.25
First Modification and Lender Joinder Agreement, dated March 8, 2013, by and among Cole Operating Partnership IV, LP, JPMorgan Chase Bank N.A. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.26 to the Company’s post-effective amendment to Form S-11 (File No. 333-169533), filed April 10, 2013).

10.26
Loan Agreement dated April 15, 2013 between Cole MT San Jose CA, LP as Borrower and Wells Fargo Bank, National Association as Lender (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 000-54939), filed May 14, 2013).

10.27
Second Modification Agreement, dated May 3, 2013, by and among Cole Operating Partnership IV, LP, JPMorgan Chase Bank N.A. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-54939), filed August 13, 2013).

10.28
Third Modification and Lender Joinder Agreement, dated July 19, 2013, among Cole Operating Partnership IV, LP, JP Morgan Chase Bank, N.A., Bank of America, N.A. and U.S. Bank National Association (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-54939), filed November 12, 2013).

10.29
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