Form 10-Q
period 2015-03-31
COLE CREDIT PROPERTY TRUST IV, INC.
filed 2015-05-14
CIK 1498547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
As of May 11, 2015, there were 308.3 million shares of common stock, par value $0.01, of Cole Credit Property Trust IV, Inc. outstanding.

COLE CREDIT PROPERTY TRUST IV, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
 (in thousands, except share and per share amounts)

	March 31, 2015	December 31, 2014
ASSETS
Investment in real estate assets:
Land	$1,000,728	$972,983
Buildings and improvements, less accumulated depreciation of $97,146 and $78,186, respectively	2,673,993	2,539,770
Acquired intangible lease assets, less accumulated amortization of $58,667 and $48,085, respectively	399,695	391,917
Total investment in real estate assets, net	4,074,416	3,904,670
Investment in unconsolidated joint venture	18,730	19,170
Total investment in real estate and related assets, net	4,093,146	3,923,840
Cash and cash equivalents	33,083	55,287
Restricted cash	5,861	4,560
Rents and tenant receivables, less allowance for doubtful accounts of $121 and $67, respectively	39,073	34,929
Due from affiliates	324	470
Property escrow deposits, prepaid expenses and other assets	6,951	7,137
Deferred financing costs, less accumulated amortization of $7,706 and $6,781, respectively	15,075	12,924
Total assets	$4,193,513	$4,039,147
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility and notes payable, net	$1,629,649	$1,466,507
Accounts payable and accrued expenses	27,788	25,355
Due to affiliates	5,254	5,473
Acquired below market lease intangibles, less accumulated amortization of $9,814 and $8,807, respectively	57,168	55,535
Distributions payable	16,300	16,189
Deferred rental income, derivative liability and other liabilities	22,549	21,710
Total liabilities	1,758,708	1,590,769
Commitments and contingencies
Redeemable common stock and noncontrolling interest	142,282	121,972
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 490,000,000 shares authorized, 307,026,500 and 304,950,000 shares issued and outstanding, respectively	3,070	3,050
Capital in excess of par value	2,607,426	2,607,448
Accumulated distributions in excess of earnings	(311,241)	(280,035)
Accumulated other comprehensive loss	(6,732)	(4,057)
Total stockholders’ equity	2,292,523	2,326,406
Total liabilities and stockholders’ equity	$4,193,513	$4,039,147
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
 (in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenues:
Rental and other property income	$74,783	$44,272
Tenant reimbursement income	11,180	7,279
Total revenue	85,963	51,551
Expenses:
General and administrative expenses	2,845	2,521
Property operating expenses	13,094	7,980
Advisory fees and expenses	8,132	4,800
Acquisition-related expenses	5,385	8,633
Depreciation	18,960	10,908
Amortization	9,152	6,145
Total operating expenses	57,568	40,987
Operating income	28,395	10,564
Other expense:
Interest expense and other	(12,397)	(7,618)
Net income	15,998	2,946
Net loss allocated to noncontrolling interest	(17)	—
Net income attributable to the Company	$16,015	$2,946
Weighted average number of common shares outstanding:
Basic and diluted	306,355,523	263,167,261
Net income attributable to the Company per common share:
Basic and diluted	$0.05	$0.01
Distributions declared per common share	$0.15	$0.15
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME
 (in thousands)

	Three Months Ended March 31,
	2015	2014
Net income	$15,998	$2,946
Net loss allocated to noncontrolling interest	(17)	—
Net income attributable to the Company	16,015	2,946
Other comprehensive loss:
Unrealized loss on interest rate swaps	(2,675)	(671)
Total comprehensive income attributable to the Company	$13,340	$2,275
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
 (in thousands, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2015	304,950,000	$3,050	$2,607,448	$(280,035)	$(4,057)	$2,326,406
Issuance of common stock	2,910,217	28	27,619	—	—	27,647
Distributions to investors	—	—	—	(47,221)	—	(47,221)
Redemptions and cancellations of common stock	(833,717)	(8)	(8,034)	—	—	(8,042)
Changes in redeemable common stock	—	—	(19,607)	—	—	(19,607)
Comprehensive income (loss)	—	—	—	16,015	(2,675)	13,340
Balance, March 31, 2015	307,026,500	$3,070	$2,607,426	$(311,241)	$(6,732)	$2,292,523
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
 (in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$15,998	$2,946
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,960	10,908
Amortization of intangible lease assets and below market lease intangibles, net	9,630	5,867
Amortization of deferred financing costs	925	777
Amortization of fair value adjustment of mortgage notes payable assumed	(20)	(22)
Bad debt expense	88	50
Equity in income of unconsolidated joint venture	(218)	(180)
Return on investment from unconsolidated joint venture	458	99
Changes in assets and liabilities:
Rents and tenant receivables	(4,232)	(3,026)
Property escrow deposits, prepaid expenses and other assets	(599)	(767)
Accounts payable and accrued expenses	1,887	985
Deferred rental income, derivative liability and other liabilities	(1,836)	(2,924)
Due from affiliates	146	—
Due to affiliates	(485)	(1,188)
Net cash provided by operating activities	40,702	13,525
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(195,891)	(254,864)
Return of investment in unconsolidated joint venture	200	—
Payment of property escrow deposits	—	(3,010)
Refund of property escrow deposits	785	5,515
Change in restricted cash	(1,301)	3,007
Net cash used in investing activities	(196,207)	(249,352)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	837,568
Redemptions and cancellations of common stock	(8,042)	(1,177)
Offering costs on issuance of common stock	—	(83,196)
Distributions to investors	(19,463)	(14,924)
Proceeds from notes payable and borrowing facilities	341,266	25,000
Repayments of notes payable and borrowing facilities	(178,104)	(100)
Payment of loan deposits	(1,802)	—
Refund of loan deposits	1,802	545
Change in escrowed investor proceeds	—	(3,978)
Deferred financing costs paid	(3,076)	(710)
Contributions from noncontrolling interests	720	—
Other financing activities	—	(108)
Net cash provided by financing activities	133,301	758,920
Net (decrease) increase in cash and cash equivalents	(22,204)	523,093
Cash and cash equivalents, beginning of period	55,287	300,574
Cash and cash equivalents, end of period	$33,083	$823,667
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
March 31, 2015
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
As of February 25, 2014, the Company no longer accepted subscription agreements in connection with the Offering because it had received subscription agreements that allowed it to reach the maximum primary offering. The Company ceased issuing shares in the Offering on April 4, 2014. At the completion of the Offering, a total of approximately 297.4 million shares of common stock had been issued, including approximately 292.3 million shares of common stock sold to the public pursuant to the primary portion of the Offering and approximately 5.1 million shares of common stock issued pursuant to the DRIP. The remaining approximately 404,000 unsold shares from the Offering were deregistered.
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
As of March 31, 2015, the Company had issued approximately 309.0 million shares of its common stock in the Offerings, including 11.7 million shares issued in the DRIP Offering, for gross offering proceeds of $3.1 billion before organization and offering costs, selling commissions and dealer manager fees of $306.0 million. As of March 31, 2015, the Company owned 814 properties, which includes properties owned through a consolidated joint venture arrangement (the “Consolidated Joint Venture”), comprising 21.0 million rentable square feet of commercial space located in 45 states. As of March 31, 2015, the rentable space at these properties was 99% leased. In addition, through an unconsolidated joint venture arrangement, as of March 31, 2015, the Company had an interest in one property comprising 176,000 rentable square feet of commercial space (the “Unconsolidated Joint Venture”).
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

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2015

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2014, and related notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The condensed consolidated unaudited financial statements should also be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.
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
The Company continually evaluates the need to consolidate its joint venture arrangements based on standards set forth in GAAP. In determining whether the Company has a controlling interest in a joint venture arrangement and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, power to make decisions and contractual and substantive participating rights of the partners/members as well as whether the entity is a VIE for which the Company may be the primary beneficiary. As of March 31, 2015, the Company determined that it had a controlling interest in the Consolidated Joint Venture, and, therefore, met the GAAP requirements for consolidation. As of March 31, 2015 and December 31, 2014, the Company was not required to consolidate the Unconsolidated Joint Venture as the applicable joint venture entity did not qualify as a VIE and the Company did not meet the control requirement for consolidation.
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

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2015

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. As of March 31, 2015, the Company noted potential impairment indicators at a property with an aggregate carrying value of $2.8 million. However, the Company’s estimate of undiscounted cash flows indicated that such carrying amount was expected to be recovered as of March 31, 2015, and as such no impairment loss was recorded. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term, which may result in the need to record an impairment loss to reduce such asset to fair value. Any such impairment losses will affect the Company’s assets and stockholders’ equity, operating and net income and comprehensive income. The evaluation of properties for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. No impairment indicators were identified and no impairment losses were recorded during the three months ended March 31, 2014.
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
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of March 31, 2015 or December 31, 2014.
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
The fair values of above market and below market lease intangibles are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease including any bargain renewal periods with respect to a below market lease. The above market and below market lease intangibles are capitalized as intangible lease assets or liabilities, respectively. Above market leases are amortized as a reduction to rental income over the remaining terms of the respective leases. Below market leases are amortized as an increase to rental income over the remaining terms of the respective leases, including any bargain renewal periods. In considering whether or not the Company expects a tenant to execute a bargain renewal option, the Company evaluates economic factors and certain qualitative factors at the time of acquisition, such as the financial strength of the tenant, remaining lease term, the tenant mix of the leased property, the Company’s relationship with the tenant and the availability of competing tenant space. If a lease were to

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2015

be terminated prior to its stated expiration, all unamortized amounts of above market or below market lease intangibles relating to that lease would be recorded as an adjustment to rental income.
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
Noncontrolling Interest-Redeemable Interest in Consolidated Joint Venture
On June 27, 2014, the Company completed the formation of the Consolidated Joint Venture. Pursuant to the joint venture agreement, the joint venture partner has a right to exercise an option after two years whereby the Company will be required to purchase the ownership interest of the joint venture partner at fair market value. The Company determined it had a controlling interest in the Consolidated Joint Venture and therefore met the GAAP requirements for consolidation. The Company recorded the noncontrolling interest of $2.8 million as temporary equity, in the mezzanine section of the balance sheet, due to the redemption option existing outside the control of the Company.
Investment in Unconsolidated Joint Venture
The Company accounts for its unconsolidated joint venture arrangement using the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over operating and financial policies of this investment. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the Unconsolidated Joint Venture’s earnings and distributions. The Company is required to determine whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of its investment in the Unconsolidated Joint Venture. If an event or change in circumstance has occurred, the Company is required to evaluate the Unconsolidated Joint Venture for potential impairment and determine if the carrying amount of its investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in an Unconsolidated Joint Venture for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. No impairment indicators

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2015

were identified and no impairment losses were recorded related to the Unconsolidated Joint Venture for the three months ended March 31, 2015 and 2014.
Restricted Cash
The Company had $2.9 million and $2.7 million held by lenders in lockbox accounts as of March 31, 2015 and December 31, 2014, respectively, that was included in restricted cash. As part of certain debt agreements, rents from certain encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess is then disbursed to the Company. Also included in restricted cash was $3.0 million and $1.9 million held by lenders in escrow accounts for real estate taxes and other lender reserves for certain properties, in accordance with the respective lender’s loan agreement, as of March 31, 2015 and December 31, 2014, respectively.
Concentration of Credit Risk
As of March 31, 2015, the Company had cash on deposit, including restricted cash, at 11 financial institutions, in five of which the Company had deposits in excess of federally insured levels, totaling $36.6 million; however, the Company has not experienced any losses in such accounts. The Company limits significant cash deposits to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
As of March 31, 2015, no single tenant accounted for greater than 10% of the Company’s 2015 gross annualized rental revenues. The Company had certain geographic concentrations in its property holdings. In particular, as of March 31, 2015, 77 of the Company’s properties were located in California and 93 of the Company’s properties were located in Texas, which accounted for 12% and 10%, respectively, of the Company’s 2015 gross annualized rental revenues. In addition, the Company had tenants in the discount store and pharmacy industries, which comprised 15% and 12%, respectively, of the Company’s 2015 gross annualized rental revenues.
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
Redeemable Common Stock
Under the Company’s share redemption program, the Company’s requirement to redeem shares of its outstanding common stock is limited, among other things, to the net proceeds received by the Company from the issuance of shares under the DRIP, net of shares redeemed to date. The Company records amounts that are redeemable under the share redemption program as redeemable common stock outside of permanent equity in the accompanying condensed consolidated unaudited balance sheets. Changes in the amount of redeemable common stock from period to period are recorded as adjustments to capital in excess of par value.
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
Recent Accounting Pronouncements

In May 2014, the U.S. Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers, including real estate sales, in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2015

within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted. The Company is currently evaluating the impact of the new standard, but does not believe it will have a material impact, when effective, on the Company’s condensed consolidated unaudited financial statements.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), which eliminates the deferral of Financial Accounting Standard 167, modifies the evaluation of whether limited partnerships and similar legal entities are variable or voting interest entities, eliminates the presumption that the general partner should consolidate a limited partnership, modifies the consolidation analysis for reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships, and provides a scope exception for reporting entities with interests in legal entities that operate as registered money market funds. These changes will require re-evaluation of the consolidation conclusion for certain entities and will require the Company to revise its analysis regarding the consolidation or deconsolidation of such entities. ASU 2015-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted.  Companies may elect to apply the amendments in ASU 2015-02 using a modified retrospective approach or by applying the amendments retrospectively. The Company is currently evaluating the impact of the new standard on the Company’s condensed consolidated unaudited financial statements.
In April 2015, FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than presenting the deferred charge as an asset. The previous requirement to recognize debt issuance costs as deferred charges conflicts with the guidance in FASB Concepts Statement No. 6, “Elements of Financial Statements,” which states that debt issuance costs are similar to debt discounts and effectively reduce the proceeds of borrowing, thereby increasing the effective interest rate. FASB Concepts Statement No. 6 further states that debt issuance costs cannot be an asset because they provide no future economic benefit. After the update is adopted, debt disclosures would include the face amount of the debt liability and the effective interest rate. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and is to be applied retrospectively, with early adoption permitted. The Company is currently evaluating the impact of this new standard on the Company’s condensed consolidated unaudited financial statements.
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

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2015

Notes payable and credit facility – The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. These financial instruments are considered Level 2. As of March 31, 2015 and December 31, 2014, the estimated fair value of the Company’s debt was $1.6 billion and $1.5 billion, respectively, which approximated the carrying value at each such date.
Derivative instruments – The Company’s derivative instruments are comprised of interest rate swaps. All derivative instruments are carried at fair value and are valued using Level 2 inputs. The fair value of these instruments is determined using interest rate market pricing models. The Company includes the impact of credit valuation adjustments on derivative instruments measured at fair value.
Contingent consideration arrangements – The contingent consideration arrangements are carried at fair value and are valued using Level 3 inputs. The fair value of the Contingent Payments is determined based on the estimated timing and probability of successfully leasing vacant space subsequent to the Company’s acquisition of certain properties. The Company did not record any additional obligations during the three months ended March 31, 2015. The total estimated fair value of contingent consideration arrangements was $3.4 million as of both March 31, 2015 and December 31, 2014, and is included in the accompanying condensed consolidated unaudited balance sheets in deferred rental income and other liabilities.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of such financial assets and liabilities. As of March 31, 2015, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 (in thousands):

	Balance as of March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps	$(6,732)	$—	$(6,732)	$—
Contingent consideration	(3,405)	—	—	(3,405)
Total liabilities	$(10,137)	$—	$(6,732)	$(3,405)

	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps	$(4,057)	$—	$(4,057)	$—
Contingent consideration	(3,405)	—	—	(3,405)
Total liabilities	$(7,462)	$—	$(4,057)	$(3,405)
NOTE 4 — REAL ESTATE ACQUISITIONS
2015 Property Acquisitions
During the three months ended March 31, 2015, the Company acquired 55 commercial properties, including properties held in the Consolidated Joint Venture, for an aggregate purchase price of $177.8 million (the “2015 Acquisitions”).
The Company purchased the 2015 Acquisitions with net proceeds from the Offerings and available borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation for acquisitions purchased during the three months ended March 31, 2015 (in thousands):

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2015

2015 Acquisitions
Land	$27,745
Building and improvements	134,414
Acquired in-place leases	16,771
Acquired above market leases	1,556
Acquired below market leases	(2,640)
Total purchase price	$177,846
The Company recorded revenue for the three months ended March 31, 2015 of $2.0 million and a net loss for the three months ended March 31, 2015 of $3.9 million related to the 2015 Acquisitions.
The following information summarizes selected financial information of the Company as if all of the 2015 Acquisitions were completed on January 1, 2014 for each period presented below. The table below presents the Company’s estimated revenue and net income (loss), on a pro forma basis, for the three months ended March 31, 2015 and 2014, respectively (in thousands):

	Three Months Ended March 31,
	2015	2014
Pro forma basis:
Revenue	$87,244	$58,552
Net income (loss)	$21,253	$(2,039)
The pro forma information for the three months ended March 31, 2015 was adjusted to exclude $5.4 million of acquisition-related expenses recorded during the three months ended March 31, 2015. These costs were recognized in the pro forma information for the three months ended March 31, 2014. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2014, nor does it purport to represent the results of future operations.
Development Project
During the year ended December 31, 2014, the Company acquired one land parcel, upon which a 1.6 million square foot industrial property is expected to be constructed. The land, acquired for an aggregate amount of $23.9 million, is included in buildings and improvements on the accompanying condensed consolidated unaudited balance sheet. As of March 31, 2015, the Company had a total investment of $55.3 million and has committed to invest an additional estimated amount of $48.1 million related to the development project.
2014 Property Acquisitions
During the three months ended March 31, 2014, the Company acquired 68 commercial properties for an aggregate purchase price of $280.5 million (the “2014 Acquisitions”). The Company purchased the 2014 Acquisitions with net proceeds from the Offering and available borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation (in thousands):

2014 Acquisitions
Land	$74,327
Building and improvements	184,778
Acquired in-place leases	23,999
Acquired above market leases	4,850
Acquired below market leases	(6,705)
Fair value adjustment of assumed notes payable	(766)
Total purchase price	$280,483

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2015

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
The pro forma information for the three months ended March 31, 2014 was adjusted to exclude $8.6 million of acquisition-related expenses recorded during the three months ended March 31, 2014. These costs were recognized in the pro forma information for the three months ended March 31, 2013. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2013, nor does it purport to represent the results of future operations.
NOTE 5 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. The following table summarizes the terms of the Company’s executed swap agreements designated as hedging instruments as of March 31, 2015 and December 31, 2014 (dollars in thousands):

		Outstanding Notional				Fair Value of Liabilities
	Balance Sheet	Amount as of	Interest	Effective	Maturity	March 31,	December 31,
	Location	March 31, 2015	Rates (1)	Dates	Dates	2015	2014
Interest Rate Swaps	Deferred rental income, derivative liability and other liabilities	$338,737	3.36% to 4.75%	6/24/2013 to 8/23/2013	6/24/2018 to 8/24/2020	$(6,732)	$(4,057)

(1)	The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread.
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
The following table summarizes the unrealized losses on the Company’s derivative instruments and hedging activities for the three months ended March 31, 2015 and 2014 (in thousands):

	Amount of Loss Recognized in Other Comprehensive Loss
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2015	2014
Interest Rate Swaps (1)	$(2,675)	$(671)

(1)
There were no portions of the change in the fair value of the interest rate swaps that were considered ineffective during the three months ended March 31, 2015. No previously effective portions of the losses that were recorded in

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2015

accumulated other comprehensive loss during the term of the hedging relationships were reclassified into earnings during the three months ended March 31, 2015.
The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $7.3 million at March 31, 2015. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. During the three months ended March 31, 2015, there were no termination events or events of default related to the interest rate swaps.
NOTE 6 — NOTES PAYABLE AND CREDIT FACILITY
As of March 31, 2015, the Company had $1.6 billion of debt outstanding, with weighted average years to maturity of 4.8 years and a weighted average interest rate of 3.1%. The following table summarizes the debt balances as of March 31, 2015 and December 31, 2014 and the debt activity for the three months ended March 31, 2015 (in thousands):

		During the Three Months Ended March 31, 2015
	Balance as of December 31, 2014	Debt Issuance	Repayments	Other (1)	Balance as of March 31, 2015
Fixed rate debt	$566,507	$90,100	$(104)	$(20)	$656,483
Variable rate debt	—	53,500	—	—	53,500
Credit facility	900,000	197,666	(178,000)	—	919,666
Total	$1,466,507	$341,266	$(178,104)	$(20)	$1,629,649

(1)	Represents fair value adjustment of an assumed mortgage note payable, net of amortization.
As of March 31, 2015, the fixed rate debt outstanding of $656.5 million included $38.7 million of variable rate debt subject to interest rate swap agreements, which had the effect of fixing the variable interest rates per annum through the maturity date of the variable rate debt. In addition, the fixed rate debt includes a mortgage note assumed with a face amount of $25.2 million and a fair value of $26.0 million at the date of assumption. The fixed rate debt has interest rates ranging from 3.35% to 4.98% per annum. The debt outstanding matures on various dates from June 2018 through December 2024. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $1.1 billion as of March 31, 2015. Each of the mortgage notes payable, comprising the fixed rate debt, is secured by the respective properties on which the debt was placed. As of March 31, 2015, the variable rate debt outstanding of $53.5 million had a weighted average interest rate of 2.84%. The variable rate debt outstanding matures on various dates from February 2018 to February 2020. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the variable rate debt outstanding was $106.8 million as of March 31, 2015.
The Company has an amended and restated unsecured credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), which provides for borrowings of up to $1.0 billion, which includes a $386.7 million unsecured term loan (the “Term Loan”) and up to $643.3 million in unsecured revolving loans (the “Revolving Loans”). The Credit Facility may be increased up to a maximum of $1.6 billion. The Term Loan matures on August 15, 2018 and the Revolving Loans mature on August 15, 2017; however, the Company may elect to extend the maturity date for the Revolving Loans to August 15, 2018 subject to satisfying certain conditions set forth in the amended and restated unsecured credit agreement among the Company and JPMorgan Chase, as administrative agent (as amended, the “Amended and Restated Credit Agreement”). Depending upon the type of loan specified and overall leverage ratio, the Revolving Loans and the Variable Term Loan (as defined below) bear interest at one-month, two-month, three-month or six-month LIBOR multiplied by the statutory reserve rate (the “Eurodollar Rate”) plus an interest rate spread ranging from 1.65% to 2.50% (the “Spread”) or a base rate, ranging from 0.65% to 1.50%, plus the greater of: (a) JPMorgan Chase’s Prime Rate; (b) the Federal Funds Effective Rate (as defined in the Amended and Restated Credit Agreement) plus 0.50%; or (c) the Eurodollar Rate plus 1.00%. The Company executed a swap agreement associated with $300.0 million of the Term Loan (the “Swapped Term Loan”), which had the effect of fixing the variable interest rate per annum on August 15, 2013 through the maturity date of the loan at 1.713% (the “Swap Rate”). Based on the Company’s leverage ratio, the Swapped Term Loan bears interest at the Swap Rate plus the Spread, which totaled 3.36% as of March 31, 2015, and the Revolving Loans, as well as the remaining amount of the Term Loan (the

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2015

“Variable Term Loan”), had an interest rate of 1.83% as of March 31, 2015. As of March 31, 2015, the Company had $919.7 million outstanding under the Credit Facility and $110.3 million available for borrowing.
The Amended and Restated Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Amended and Restated Credit Agreement requires the Company to maintain a minimum consolidated net worth of at least $2.0 billion as of March 31, 2015, a leverage ratio less than 60%, a fixed charge coverage ratio equal to or greater than 1.50, an unsecured debt to unencumbered asset value ratio less than 50%, an unsecured debt service coverage ratio equal to or greater than 1.75 and a secured debt ratio equal to or less than 30%. The Company was in compliance with the covenants under the Amended and Restated Credit Agreement as of March 31, 2015.
NOTE 7 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the three months ended March 31, 2015 and 2014 are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$16,300	$15,769
Accrued other offering costs due to affiliates	$—	$1,699
Escrow deposits due to affiliate on acquired real estate assets	$266	$—
Accrued capital expenditures	$8,267	$1,409
Common stock issued through distribution reinvestment plan	$27,647	$20,511
Net unrealized loss on interest rate swaps	$(2,675)	$(671)
Contingent consideration recorded upon property acquisitions	$—	$1,585
Fair value of assumed bond obligations	$—	$25,979
Supplemental Cash Flow Disclosures:
Interest paid	$11,483	$6,944
NOTE 8 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. The Company is not aware of any pending legal proceedings of which the outcome is reasonably possible to have a material effect on its results of operations, financial condition or liquidity.
Purchase Commitments
As of March 31, 2015, the Company had entered into purchase agreements with unaffiliated third-party sellers to acquire a 100% interest in 19 retail properties, subject to meeting certain criteria, for an aggregate purchase price of $73.2 million, exclusive of closing costs. As of March 31, 2015, the Company had $3.6 million of property escrow deposits held by escrow agents in connection with these future property acquisitions, all of which will be forfeited if the transactions are not completed under certain circumstances. In connection with one of these purchase and sale agreements, the Company is contractually obligated to purchase 25 properties, of which the Company had purchased 24 properties as of March 31, 2015 and expects to purchase the remaining property. If the remaining property is not purchased, the Company will be obligated to pay the seller $10.0 million. These deposits are included in the accompanying condensed consolidated unaudited balance sheets in property escrow deposits, prepaid expenses and other assets. None of these escrow deposits have been forfeited.
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
March 31, 2015

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
Offering
In connection with the Offering, CCC, the Company’s dealer manager for the Offering, received selling commissions of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. CCC reallowed 100% of selling commissions earned to participating broker-dealers. In addition, CCC received up to 2.0% of gross offering proceeds before reallowance to participating broker-dealers as a dealer manager fee in connection with the primary portion of the Offering. CCC, in its sole discretion, could have reallowed a portion of its dealer manager fee to such participating broker-dealers. No selling commissions or dealer manager fees are or were paid to CCC or other broker-dealers with respect to shares issued pursuant to the DRIP portion of the Offering or the DRIP Offering.
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
The Company recorded commissions, fees and expense reimbursements as shown in the table below for services provided by CR IV Advisors or its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended March 31,
	2015	2014
Offering:
Selling commissions	$—	$55,914
Selling commissions reallowed by CCC	$—	$55,914
Dealer manager fees	$—	$16,783
Dealer manager fees reallowed by CCC	$—	$9,329
Other offering costs	$—	$7,261
All amounts related to the three months ended March 31, 2014 have been paid to CR IV Advisors and its affiliates.
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

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2015

The Company reimburses CR IV Advisors for certain expenses CR IV Advisors paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse for any amount by which its operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2.0% of average invested assets, or (2) 25.0% of net income, other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse for personnel costs in connection with services for which CR IV Advisors receives acquisition fees.
The Company recorded fees and expense reimbursements as shown in the table below for services provided by CR IV Advisors or its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended March 31,
	2015	2014
Acquisition and Operations:
Acquisition fees and expenses	$3,764	$5,987
Advisory fees and expenses	$8,132	$4,800
Operating expenses	$941	$861
Of the amounts shown above, $5.0 million and $1.1 million had been incurred, but not yet paid, for services provided by CR IV Advisors or its affiliates in connection with the acquisition and operations activities during the three months ended March 31, 2015 and 2014, respectively. The $5.0 million and $1.1 million incurred but not yet paid as of March 31, 2015 and 2014, respectively, were liabilities to the Company as of such dates.
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
During each of the three months ended March 31, 2015 and 2014, no commissions or fees were incurred for any services provided by CR IV Advisors and its affiliates in connection with the liquidation/listing stage.
Due to/from Affiliates
As of March 31, 2015, $5.0 million was due to CR IV Advisors or its affiliates primarily related to advisory, operating and acquisition-related expenses that had not yet been reimbursed by the Company. In addition, $266,000 was due to CR IV Advisors or its affiliates related to the reimbursement of property escrow deposits as of March 31, 2015. As of December 31, 2014, $5.5 million was due to CR IV Advisors or its affiliates primarily related to advisory, operating and acquisition-related expenses that had not yet been reimbursed by the Company.
As of March 31, 2015, $324,000 was due from CR IV Advisors and its affiliates to the Company related to amounts received by affiliates of the advisor which was due to the Company. As of December 31, 2014, $470,000 was due from CR IV Advisors and its affiliates primarily related to amounts paid by the Company on dead deals which was reimbursable by the advisor.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2015

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
NOTE 11 — SUBSEQUENT EVENTS
Issuance of Shares of Common Stock in the DRIP Offering
The Company continues to issue shares of common stock in the DRIP Offering. As of May 11, 2015, the Company had issued approximately 13.7 million shares pursuant to the DRIP Offering, resulting in gross proceeds to the Company of $130.2 million.
Redemption of Shares of Common Stock
Subsequent to March 31, 2015 through May 11, 2015, the Company redeemed approximately 663,000 shares for $6.4 million (at an average price per share of $9.67).
Credit Facility
As of May 11, 2015, the Company had $896.7 million outstanding under the Credit Facility and available borrowings of $133.3 million. The Company also entered into a note payable and assumed a note payable totaling $115.0 million, with a weighted average interest rate of 3.99% as of May 11, 2015.
Investment in Real Estate Assets
Subsequent to March 31, 2015 through May 11, 2015, the Company acquired nine commercial real estate properties for an aggregate purchase price of $106.1 million. Acquisition-related expenses totaling $2.1 million were expensed as incurred. The Company has not completed its initial purchase price allocations with respect to these properties and therefore cannot provide similar disclosures to those included in Note 4 to these condensed consolidated unaudited financial statements for these properties.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2014. The terms “we,” “us,” “our” and the “Company” refer to Cole Credit Property Trust IV, Inc. and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our condensed consolidated unaudited financial statements and the notes thereto.
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
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Investors are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Quarterly Report on Form 10-Q include, among others, changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, rent relief, inability to obtain new tenants upon the expiration or termination of existing leases, inability to obtain financing or refinance existing debt, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows. The forward looking statements should be read in light of the risk factors identified under “Item 1A – Risk Factors” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2014.
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

Overview
We were formed on July 27, 2010, and we elected to be taxed, and currently qualify, as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2012. We commenced our principal operations on April 13, 2012, when we satisfied the conditions of our escrow agreement and issued approximately 308,000 shares of our common stock. We have no paid employees and are externally advised and managed by CR IV Advisors. As of March 31, 2015, we had issued approximately 309.0 million shares of our common stock in the Offerings for gross offering proceeds of $3.1 billion before offering costs, selling commissions and dealer manager fees of $306.0 million. We intend to use substantially all of the net proceeds from the Offerings to acquire and operate a diverse portfolio of retail and other income-producing commercial properties, which are leased to tenants under long-term leases. We expect that most of the properties will continue to be strategically located throughout the United States and U.S. protectorates and subject to long-term triple net or double net leases, whereby the tenant will be obligated to pay for all or most of the expenses of maintaining the property (including real estate taxes, special assessments and sales and use taxes, utilities, insurance, building repairs and common area maintenance related to the property). We generally intend to hold each property we acquire for an extended period of more than seven years.
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
On February 7, 2014, ARCP acquired Cole pursuant to a transaction whereby Cole merged with and into a wholly-owned subsidiary of ARCP. ARCP is a self-managed publicly traded Maryland corporation listed on The NASDAQ Global Select Market, focused on acquiring and owning single-tenant freestanding commercial properties subject to net leases with high credit quality tenants. As a result of the ARCP Merger, ARCP indirectly owns and/or controls our external advisor, CR IV Advisors, the dealer manager for the Offering, CCC, our property manager, CREI Advisors, and our sponsor, Cole Capital.
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our property indebtedness and acquisition and operating expenses. Rental and other property income accounted for 87% and 86% of our total revenue for the three months ended March 31, 2015 and 2014, respectively. As 99% of our rentable square feet was under lease as of March 31, 2015 with a weighted average remaining lease term of 11.4 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. CR IV Advisors regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If CR IV Advisors identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property or identifying a possible replacement tenant should the current tenant fail to perform on the lease. In addition, as of March 31, 2015, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate and related assets net of gross intangible lease liabilities, was 39%.
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

Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments, including the Consolidated Joint Venture. Due to the volume of acquisitions between March 31, 2014 and March 31, 2015, a discussion of same store sales is not considered meaningful and as such is not included in the results of operations. The following table shows the property statistics of our real estate assets as of March 31, 2015 and 2014:

	March 31,
	2015	2014
Number of commercial properties (1)	814	405
Approximate rentable square feet (1) (2)	21.0 million	12.7 million
Percentage of rentable square feet leased	99%	99%

(1)	Excludes a property owned through the Unconsolidated Joint Venture.
(2)	Includes square feet of the buildings on land parcels subject to ground leases.
The following table summarizes our real estate investment activity during the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015		2014
Commercial properties acquired	55		68
Approximate purchase price of acquired properties	$177.8	million	$280.5	million
Approximate rentable square feet (1)	793,000		1.9	million

(1)	Includes square feet of the buildings on land parcels subject to ground leases.
As shown in the tables above, we owned 814 commercial properties as of March 31, 2015, compared to 405 commercial properties as of March 31, 2014. Accordingly, our results of operations for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, reflect significant increases in most categories.
Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
Revenue. Revenue increased $34.4 million to $86.0 million for the three months ended March 31, 2015, compared to $51.6 million for the three months ended March 31, 2014. Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 87% and 86% of total revenue during of the three months ended March 31, 2015 and 2014, respectively. We also recorded tenant reimbursement income of $11.2 million related to certain operating expenses paid by us subject to reimbursement by tenants during the three months ended March 31, 2015, compared to $7.3 million during the three months ended March 31, 2014. The increase in revenue was primarily due to the acquisition of 409 rental income-producing properties subsequent to March 31, 2014.
General and Administrative Expenses. General and administrative expenses increased $324,000 to $2.8 million for the three months ended March 31, 2015, compared to $2.5 million for the three months ended March 31, 2014. The increase was primarily due to increased escrow and trustee fees as a result of the acquisition of 409 rental income-producing properties subsequent to March 31, 2014, combined with an increase in legal and accounting fees and state franchise and income taxes for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The primary general and administrative expense items are escrow and trustee fees, operating expense reimbursements to our advisor, state franchise and income taxes, and accounting fees.
Property Operating Expenses. Property operating expenses increased $5.1 million to $13.1 million for the three months ended March 31, 2015, compared to $8.0 million for the three months ended March 31, 2014. The increase was primarily due to the acquisition of 409 rental income-producing properties subsequent to March 31, 2014. In addition, the increase was due to the ownership of more properties during the three months ended March 31, 2015 than in the three months ended March 31, 2014, for which we initially pay certain operating expenses and are reimbursed by the tenant in accordance with the respective lease agreements. The primary property operating expense items are property taxes, repairs and maintenance and property related insurance.

Advisory Fees and Expenses. Pursuant to the advisory agreement with CR IV Advisors and based upon the amount of our current invested assets, we are required to pay to CR IV Advisors a monthly advisory fee equal to one-twelfth of 0.75% of the average invested assets up to $2.0 billion and a monthly advisory fee equal to one-twelfth of 0.70% of the average invested assets that are between $2.0 billion and $4.0 billion. Additionally, we may be required to reimburse certain expenses incurred by CR IV Advisors in providing such advisory services, subject to limitations as set forth in the advisory agreement. Advisory fees and expenses increased $3.3 million to $8.1 million for the three months ended March 31, 2015, compared to $4.8 million for the three months ended March 31, 2014. The increase was due to an increase in our average invested assets to $4.1 billion during the three months ended March 31, 2015, compared to $2.3 billion during the three months ended March 31, 2014.
Acquisition-related Expenses. Acquisition-related expenses decreased $3.2 million to $5.4 million for the three months ended March 31, 2015, compared to $8.6 million for the three months ended March 31, 2014. The decrease was primarily due to the acquisition-related expenses incurred in connection with the purchase of 55 commercial properties for an aggregate purchase price of $177.8 million during the three months ended March 31, 2015, compared to the purchase of 68 commercial properties for an aggregate purchase price of $280.5 million during the three months ended March 31, 2014.
Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $11.0 million to $28.1 million for the three months ended March 31, 2015, compared to $17.1 million for the three months ended March 31, 2014. The increase was primarily due to an increase in our average invested assets to $4.1 billion during the three months ended March 31, 2015, compared to $2.3 billion during the three months ended March 31, 2014.
Interest Expense and Other. Interest expense and other increased $4.8 million to $12.4 million for the three months ended March 31, 2015, compared to $7.6 million for the three months ended March 31, 2014. The increase was primarily due to an increase in the average aggregate amount of debt outstanding to $1.5 billion during the three months ended March 31, 2015 from $722.4 million during the three months ended March 31, 2014. In addition, interest expense and other includes amortization of deferred financing costs and equity in income related to the Unconsolidated Joint Venture.
Distributions
Our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001712523 per share (which equates to 6.25% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the period commencing on January 1, 2015 and ending on June 30, 2015.
During the three months ended March 31, 2015 and 2014, we paid distributions of $47.1 million and $35.4 million, respectively, including $27.6 million and $20.5 million, respectively, through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the three months ended March 31, 2015 and 2014 was $40.7 million and $13.5 million, respectively, and reflected a reduction for real estate acquisition-related expenses incurred of $5.4 million and $8.6 million, respectively. Our 2015 distributions were funded by net cash provided by operating activities of $40.7 million, or 86%, and proceeds from the issuance of notes payable of $6.4 million, or 14%. We treat our real estate acquisition-related expenses as funded by proceeds from the Offerings, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the three months ended March 31, 2014 includes the amount by which real estate acquisition-related expenses reduced net cash flows from operating activities of $8.6 million. The distributions paid during the three months ended March 31, 2014 were funded by net cash provided by operating activities of $13.5 million, or 38%, and proceeds from the Offering of $21.9 million, or 62%.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to significant conditions and limitations. The share redemption program provides that we will redeem shares of our common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. We will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the net proceeds we receive from the issuance of shares under the DRIP. In addition, we will redeem shares on a quarterly basis, at the rate of approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid. During the three months ended March 31, 2015, we redeemed 834,000 shares, which exclude cancellations, under our share redemption program for $8.0 million at an average redemption price of $9.64 per share. As of March 31, 2015, the Company had received valid redemption requests for an additional 663,000 shares, which were redeemed in full subsequent to March 31, 2015 for $6.4 million at an average redemption price of $9.67 per share. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program. We have funded and intend to continue funding share redemptions with proceeds from the DRIP.

Liquidity and Capital Resources
General
Our principal demands for funds will be for real estate and real estate-related investments, for the payment of operating expenses and distributions, for the payment of principal and interest on any outstanding indebtedness and to satisfy redemption requests. Generally, cash needs for items other than acquisitions and acquisition-related expenses will be generated from our current and future investments. As the Offering has closed, we expect to meet cash needs for acquisitions from proceeds raised pursuant to the DRIP Offering, cash flow from operations and debt financings. The sources of our operating cash flows will primarily be provided by the rental income received from our leased properties.
As of March 31, 2015, we had cash and cash equivalents of $33.1 million and available borrowings of $110.3 million under the Credit Facility. Additionally, as of March 31, 2015, we had unencumbered properties with a gross book value of $2.9 billion, including $2.1 billion of assets that are part of the Credit Facility’s unencumbered borrowing base (the “Borrowing Base Assets”), which may be used as collateral to secure additional financing in future periods or as additional collateral to facilitate the refinancing of current mortgage debt as it becomes due, subject to certain covenants and leverage and borrowing base restrictions related to the Credit Facility; however, the use of any Borrowing Base Assets as collateral would reduce the available borrowings under the Credit Facility.
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
We expect that substantially all net cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we have used, and may continue to use, other sources to fund distributions, as necessary, including proceeds from the Offerings, borrowings on the Credit Facility and/or future borrowings on our unencumbered assets, and the sale of selected properties. To the extent that cash flows from operations are lower due to fewer properties being acquired or lower than expected returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash flows from the Offerings or debt financings will be used to fund acquisitions, certain capital expenditures identified at acquisition, repayments of outstanding debt or distributions to our stockholders.
As of March 31, 2015, we had issued approximately 309.0 million shares of our common stock in the Offerings, resulting in gross proceeds of $3.1 billion.
As of March 31, 2015, we had $1.6 billion of debt outstanding. See Note 6 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.

Our contractual obligations as of March 31, 2015 were as follows (in thousands):

	Payments due by period (1) (2)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments - fixed rate debt (3)	$655,832	$410	$891	$25,180	$629,351
Interest payments - fixed rate debt	210,762	27,377	54,567	52,764	76,054
Principal payments - variable rate debt	53,500	—	33,000	20,500	—
Interest payments - variable rate debt (4)	5,575	1,519	2,946	1,110	—
Principal payments - credit facility (5)	919,666	—	532,999	386,667	—
Interest payments - credit facility	60,901	21,420	35,725	3,756	—
Total	$1,906,236	$50,726	$660,128	$489,977	$705,405

(1)	The table does not include amounts due to CR IV Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
As of March 31, 2015, we had $38.7 million of variable rate debt effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our swap agreements to calculate the debt payment obligations in future periods.

(3)
The fixed rate debt in the table above includes bond obligations assumed in connection with a property acquisition with an aggregate balance of $584,000. They are included in the accompanying condensed consolidated unaudited balance sheets in deferred rental income and other liabilities.

(4)
As of March 31, 2015, we had variable rate debt outstanding of $53.5 million with a weighted average interest rate of 2.84%. We used the weighted average interest rate to calculate the debt payment obligations in future periods.

(5)
Payment obligations for the Swapped Term Loan outstanding under the Credit Facility are based on the interest rate of 3.36% as of March 31, 2015, which is the rate fixed under the executed swap agreement that had the effect of fixing the variable interest rate per annum through the maturity date of August 2018. Payment obligations for the Revolving Loans and the Variable Term Loan outstanding were based on the weighted average interest rate in effect of 1.83% as of March 31, 2015.

We expect to incur additional borrowings in the future to acquire additional properties and make other real estate-related investments. There is no limitation on the amount we may borrow against any single improved property. Our future borrowings will not exceed 300% of our net assets as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association REIT Guidelines; however, we may exceed that limit if approved by a majority of our independent directors. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. Our advisor has set a target leverage ratio of 40% to 50% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets. As of March 31, 2015, the ratio of our debt to gross real estate and related assets, net of gross intangible lease liabilities, was 39%.
As of March 31, 2015, we had entered into purchase agreements with unaffiliated third-party sellers to acquire a 100% interest in 19 retail properties, subject to meeting certain criteria, for an aggregate purchase price of $73.2 million, exclusive of closing costs. As of March 31, 2015, we had $3.6 million of property escrow deposits held by escrow agents in connection with these future property acquisitions, all of which will be forfeited if the transactions are not completed under certain circumstances. In connection with one of these purchase and sale agreements, we are contractually obligated to purchase 25 properties, of which we had purchased 24 properties as of March 31, 2015 and expect to purchase the remaining property. If the remaining property is not purchased, we will be obligated to pay the seller $10.0 million. These deposits are included in the accompanying condensed consolidated unaudited balance sheets in property escrow deposits, prepaid expenses and other assets. As of May 11, 2015, none of these escrow deposits had been forfeited.
Cash Flow Analysis
Operating Activities. During the three months ended March 31, 2015, net cash provided by operating activities increased $27.2 million to $40.7 million, compared to $13.5 million of net cash provided by operating activities for the three months ended March 31, 2014. The change was primarily due to an increase in depreciation and amortization expenses of $12.0 million and an increase in net income of $13.1 million, and a net increase in working capital accounts of $1.7 million. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.

Investing Activities. Net cash used in investing activities decreased $53.2 million to $196.2 million for the three months ended March 31, 2015, compared to $249.4 million for the three months ended March 31, 2014. The decrease was primarily due to the acquisition of 55 commercial properties for an aggregate purchase price of $177.8 million during the three months ended March 31, 2015, compared to the acquisition of 68 commercial properties for an aggregate purchase price of $280.5 million during the three months ended March 31, 2014.
Financing Activities. Net cash provided by financing activities decreased $625.6 million to $133.3 million for the three months ended March 31, 2015, compared to $758.9 million for the three months ended March 31, 2014. The change was primarily due to a decrease in net proceeds from the issuance of common stock of $754.4 million as the Offering closed on April 4, 2014, an increase in distributions to investors of $4.5 million and an increase in deferred financing costs paid of $2.4 million, partially offset by an increase in net borrowings on borrowing facilities and notes payable of $138.3 million.
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
Except as set forth below, a complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2014. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2014, and related notes thereto.
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
Subsequent Events
Certain events occurred subsequent to March 31, 2015 through the filing date of this Quarterly Report on Form 10-Q. Refer to Note 11 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation.
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation. We are currently evaluating the impact to our financial statements of accounting pronouncements issued, but not yet applied by us, that we expect to have a significant impact on our financial statements.
Off-Balance Sheet Arrangements
As of March 31, 2015 and December 31, 2014, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
In connection with the acquisition of our properties, we have obtained variable rate debt financing through borrowings and therefore may be exposed to changes in LIBOR. As of March 31, 2015, we had $53.5 million variable rate debt outstanding, and as such, we were exposed to changes in interest expense per annum. In the future, we may obtain additional variable rate debt financing to fund certain property acquisitions and may be exposed to interest rate changes. Our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. We have entered, and expect to continue to enter, into derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk associated with our variable rate debt. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes. We may also enter into rate lock arrangements to lock interest rates on future borrowings. We may be exposed to credit and market risks including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates.
As of March 31, 2015, we had variable rate debt of $53.5 million, as well as $619.7 million outstanding on our Revolving Loans and Variable Term Loan. A 50 basis point increase or decrease in interest rates on our Revolving Loans, Variable Term Loan or other variable rate debt would increase or decrease our interest expense by $3.4 million per annum.
As of March 31, 2015, we had three interest rate swap agreements outstanding, which mature on various dates from June 2018 through August 2020, with an aggregate notional amount of $338.7 million and an aggregate net fair value of $(6.7) million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of March 31, 2015, an increase or decrease of 50 basis points in interest rates would result in a decrease of $5.5 million and increase of $5.7 million, respectively, to the fair value of the net derivative liability.
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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2015 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2015, were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or to which our properties are the subject.

Item 1A.	Risk Factors
Except as set forth below, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.
We have paid, and may continue to pay, distributions from sources other than cash flow from operations, which may reduce the amount of capital we ultimately invest in real estate and may negatively impact the value of your investment.
To the extent that cash flow from operations has been or is insufficient to fully cover our distributions to our stockholders, we have paid, and may continue to pay, some of our distributions from sources other than cash flow from operations. Such sources may include borrowings, proceeds from asset sales or the sale of our securities in the Offerings or future offerings. We have no limits on the amounts we may pay from sources other than cash flow from operations.
During the three months ended March 31, 2015 and 2014, we paid distributions of $47.1 million and $35.4 million, respectively, including $27.6 million and $20.5 million, respectively, through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the three months ended March 31, 2015 and 2014 was $40.7 million and $13.5 million, respectively, and reflected a reduction for real estate acquisition-related expenses incurred of $5.4 million and $8.6 million, respectively. Our distributions for the three months ended March 31, 2015 were funded by net cash provided by operating activities of $40.7 million, or 86%, and proceeds from the issuance of notes payable of $6.4 million, or 14%. We treat our real estate acquisition-related expenses as funded by proceeds from the Offerings, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the three months ended March 31, 2014 includes the amount by which real estate acquisition-related expenses have reduced net cash flows from operating activities of $8.6 million. The distributions paid during the three months ended March 31, 2014 were funded by net cash provided by operating activities of $13.5 million, or 38%, and proceeds from the Offering of $21.9 million, or 62%.
As of December 31, 2014, we had paid approximately $228.4 million in cumulative distributions since inception. As of December 31, 2014, we had expensed approximately $114.4 million in cumulative real estate acquisition-related expenses, which reduced operating cash flows. We treat our real estate acquisition-related expenses as funded by offering proceeds. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions includes the amount by which real estate acquisition-related expenses reduced net cash provided by operating activities. These distributions were funded by offering proceeds of approximately $131.7 million (57.7%) and net cash provided by operating activities of approximately $96.7 million (42.3%).

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
We registered 26.0 million shares of common stock under the DRIP pursuant to a registration statement filed on Form S-3, which was filed with the SEC on December 19, 2013 and automatically became effective with the SEC upon filing. We have issued, and expect that we will continue to issue, shares of common stock in the DRIP Offering. As of May 11, 2015, we have issued approximately 13.7 million shares in the DRIP Offering for gross offering proceeds of $130.2 million.
As of March 31, 2015, we had issued approximately 309.0 million shares of our common stock in the Offerings for gross proceeds of $3.1 billion, out of which we paid $256.5 million in selling commissions and dealer manager fees and $49.5 million in organization and offering costs to CR IV Advisors or its affiliates. With the net offering proceeds and indebtedness, we have acquired $4.2 billion in real estate and related assets. We did not make any sales of unregistered securities during the three months ended March 31, 2015.
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
The provisions of the share redemption program in no way limit our ability to repurchase shares from stockholders by any other legally available means for any reason that our board of directors, in its discretion, deems to be in our best interest. During the three months ended March 31, 2015, we redeemed shares, including those due to death, as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2015 - January 31, 2015	—	$—	—	(1)
February 1, 2015 - February 28, 2015	826,482	$9.64	826,482	(1)
March 1, 2015 - March 31, 2015	7,165	$9.72	7,165	(1)
Total	833,647		833,647	(1)

(1)	A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3.	Defaults Upon Senior Securities
No events occurred during the three months ended March 31, 2015 that would require a response to this item.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
No events occurred during the three months ended March 31, 2015 that would require a response to this item.

Item 6.	Exhibits
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
Date: May 13, 2015

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

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