Form 10-Q
period 2015-06-30
COLE CREDIT PROPERTY TRUST IV, INC.
filed 2015-08-14
CIK 1498547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
As of August 11, 2015, there were 309.9 million shares of common stock, par value $0.01, of Cole Credit Property Trust IV, Inc. outstanding.

COLE CREDIT PROPERTY TRUST IV, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
 (in thousands, except share and per share amounts)

	June 30, 2015	December 31, 2014
ASSETS
Investment in real estate assets:
Land	$1,053,676	$972,983
Buildings and improvements, less accumulated depreciation of $117,072 and $78,186, respectively	2,796,346	2,539,770
Acquired intangible lease assets, less accumulated amortization of $70,596 and $48,085, respectively	413,168	391,917
Total investment in real estate assets, net	4,263,190	3,904,670
Investment in unconsolidated joint venture	18,743	19,170
Total investment in real estate and related assets, net	4,281,933	3,923,840
Cash and cash equivalents	24,934	55,287
Restricted cash	9,538	4,560
Rents and tenant receivables, less allowance for doubtful accounts of $96 and $67, respectively	42,550	34,929
Due from affiliates	78	470
Property escrow deposits, prepaid expenses and other assets	4,829	7,137
Deferred financing costs, less accumulated amortization of $8,841 and $6,781, respectively	16,090	12,924
Total assets	$4,379,952	$4,039,147
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility and notes payable, net	$1,822,675	$1,466,507
Accounts payable and accrued expenses	29,341	25,355
Due to affiliates	1,388	5,473
Acquired below market lease intangibles, less accumulated amortization of $11,835 and $8,807, respectively	60,688	55,535
Distributions payable	15,892	16,189
Deferred rental income, derivative liability and other liabilities	22,645	21,710
Total liabilities	1,952,629	1,590,769
Commitments and contingencies
Redeemable common stock and noncontrolling interest	164,104	121,972
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 490,000,000 shares authorized, 309,335,874 and 304,950,000 shares issued and outstanding, respectively	3,093	3,050
Capital in excess of par value	2,607,403	2,607,448
Accumulated distributions in excess of earnings	(342,103)	(280,035)
Accumulated other comprehensive loss	(5,174)	(4,057)
Total stockholders’ equity	2,263,219	2,326,406
Total liabilities and stockholders’ equity	$4,379,952	$4,039,147
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
 (in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Rental and other property income	$79,731	$49,076	$154,514	$93,348
Tenant reimbursement income	10,797	7,785	21,977	15,064
Total revenue	90,528	56,861	176,491	108,412
Expenses:
General and administrative expenses	3,323	3,470	6,168	5,991
Property operating expenses	12,267	8,516	25,361	16,496
Advisory fees and expenses	8,675	5,267	16,807	10,067
Acquisition-related expenses	3,882	10,113	9,267	18,746
Depreciation	19,924	12,098	38,884	23,006
Amortization	10,595	6,607	19,747	12,752
Total operating expenses	58,666	46,071	116,234	87,058
Operating income	31,862	10,790	60,257	21,354
Interest expense and other	(14,569)	(7,600)	(26,966)	(15,218)
Net income	17,293	3,190	33,291	6,136
Net income (loss) allocated to noncontrolling interest	68	(14)	51	(14)
Net income attributable to the Company	$17,225	$3,204	$33,240	$6,150
Weighted average number of common shares outstanding:
Basic and diluted	308,556,981	298,907,190	307,462,333	281,135,954
Net income attributable to the Company per common share:
Basic and diluted	$0.06	$0.01	$0.11	$0.02
Distributions declared per common share	$0.16	$0.16	$0.31	$0.31
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME
 (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$17,293	$3,190	$33,291	$6,136
Net income (loss) allocated to noncontrolling interest	68	(14)	51	(14)
Net income attributable to the Company	17,225	3,204	33,240	6,150
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps	1,558	(2,296)	(1,117)	(2,967)
Total comprehensive income attributable to the Company	$18,783	$908	$32,123	$3,183
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
 (in thousands, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2015	304,950,000	$3,050	$2,607,448	$(280,035)	$(4,057)	$2,326,406
Issuance of common stock	5,889,494	58	55,890	—	—	55,948
Distributions to investors		—	—	(95,308)	—	(95,308)
Redemptions and cancellations of common stock	(1,503,620)	(15)	(14,504)	—	—	(14,519)
Changes in redeemable common stock	—	—	(41,431)	—	—	(41,431)
Comprehensive income (loss)	—	—	—	33,240	(1,117)	32,123
Balance, June 30, 2015	309,335,874	$3,093	$2,607,403	$(342,103)	$(5,174)	$2,263,219
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
 (in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$33,291	$6,136
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	38,884	23,006
Amortization of intangible lease assets and below market lease intangibles, net	19,781	12,131
Amortization of deferred financing costs	2,060	1,595
Amortization of fair value adjustment of mortgage notes payable assumed	(148)	(44)
Bad debt expense	63	128
Equity in income of unconsolidated joint venture	(437)	(355)
Return on investment from unconsolidated joint venture	664	224
Fair value adjustment to contingent consideration	(845)	—
Changes in assets and liabilities:
Rents and tenant receivables	(7,684)	(7,341)
Property escrow deposits, prepaid expenses and other assets	499	160
Accounts payable and accrued expenses	5,067	4,114
Deferred rental income, derivative liability and other liabilities	(2,249)	(1,322)
Due from affiliates	392	—
Due to affiliates	(4,085)	(1,604)
Net cash provided by operating activities	85,253	36,828
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(395,000)	(595,674)
Return of investment in unconsolidated joint venture	200	—
Payment of property escrow deposits	—	(5,248)
Refund of property escrow deposits	2,310	6,210
Change in restricted cash	(4,978)	3,329
Net cash used in investing activities	(397,468)	(591,383)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	837,668
Redemptions and cancellations of common stock	(14,519)	(3,495)
Offering costs on issuance of common stock	—	(84,914)
Distributions to investors	(39,657)	(34,095)
Proceeds from notes payable and borrowing facilities	776,267	25,000
Repayments of notes payable and borrowing facilities	(435,184)	(194)
Payment of loan deposits	(2,272)	—
Refund of loan deposits	1,802	545
Change in escrowed investor proceeds	—	(5,147)
Deferred financing costs paid	(5,225)	(675)
Contributions from noncontrolling interests	762	977
Distributions to noncontrolling interests	(112)	—
Other financing activities	—	(348)
Net cash provided by financing activities	281,862	735,322
Net (decrease) increase in cash and cash equivalents	(30,353)	180,767
Cash and cash equivalents, beginning of period	55,287	300,574
Cash and cash equivalents, end of period	$24,934	$481,341
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
June 30, 2015
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Credit Property Trust IV, Inc. (the “Company”) is a Maryland corporation that was formed on July 27, 2010, which has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes. The Company is the sole general partner of and owns, directly or indirectly, 100% of the partnership interests in Cole Operating Partnership IV, LP, a Delaware limited partnership. The Company is externally managed by Cole REIT Advisors IV, LLC (“CR IV Advisors”), an affiliate of the Company’s sponsor, Cole Capital®, which is a trade name used to refer to a group of affiliated entities directly or indirectly controlled by VEREIT, Inc. (formerly known as American Realty Capital Properties, Inc.) (“VEREIT”), a self-managed publicly traded REIT organized as a Maryland corporation and listed on the New York Stock Exchange (NYSE: VER). On February 7, 2014, VEREIT acquired Cole Real Estate Investments, Inc. (“Cole”), which, prior to its acquisition, indirectly owned and/or controlled the Company’s external advisor, CR IV Advisors, the Company’s dealer manager for the Offering (as defined below), Cole Capital Corporation (“CCC”), the Company’s property manager, CREI Advisors, LLC (“CREI Advisors”), and the Company’s sponsor, Cole Capital. As a result of VEREIT’s acquisition of Cole, VEREIT indirectly owns and/or controls CR IV Advisors, CCC, CREI Advisors and Cole Capital.
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
As of June 30, 2015, the Company had issued approximately 312.0 million shares of its common stock in the Offerings, including 14.7 million shares issued in the DRIP Offering, for gross offering proceeds of $3.1 billion before organization and offering costs, selling commissions and dealer manager fees of $306.0 million. As of June 30, 2015, the Company had redeemed approximately 2.7 million shares for $26.3 million (at an average price per share of $9.70). As of June 30, 2015, the Company owned 828 properties, which includes nine properties owned through a consolidated joint venture arrangement (the “Consolidated Joint Venture”), comprising 22.3 million rentable square feet of commercial space located in 45 states. As of June 30, 2015, the rentable space at these properties was 98% leased. In addition, through an unconsolidated joint venture arrangement, as of June 30, 2015, the Company had an interest in one property comprising 176,000 rentable square feet of commercial space (the “Unconsolidated Joint Venture”).
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
June 30, 2015

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
The Company continually evaluates the need to consolidate its joint venture arrangements based on standards set forth in GAAP. In determining whether the Company has a controlling interest in a joint venture arrangement and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, power to make decisions and contractual and substantive participating rights of the partners/members as well as whether the entity is a VIE for which the Company may be the primary beneficiary. As of June 30, 2015 and December 31, 2014, the Company determined that it had a controlling interest in the Consolidated Joint Venture, and, therefore, met the GAAP requirements for consolidation. As of June 30, 2015 and December 31, 2014, the Company was not required to consolidate the Unconsolidated Joint Venture as the applicable joint venture entity did not qualify as a VIE and the Company did not meet the control requirement for consolidation.
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
June 30, 2015

Buildings	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lease term
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. As of June 30, 2015, the Company noted potential impairment indicators at a property with an aggregate carrying value of $2.8 million. However, the Company’s estimate of undiscounted cash flows indicated that such carrying amount was expected to be recovered as of June 30, 2015, and as such no impairment loss was recorded. Nonetheless, it is possible that the estimate of undiscounted cash flows may change in the near term, which may result in the need to record an impairment loss to reduce such asset to fair value. Any such impairment losses will affect the Company’s assets and stockholders’ equity, operating and net income and comprehensive income. The evaluation of properties for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. No impairment indicators were identified and no impairment losses were recorded during the six months ended June 30, 2014.
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
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of June 30, 2015 or December 31, 2014.
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
The fair values of above market and below market lease intangibles are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease including, for below market leases, any bargain renewal periods. The above market and below market lease intangibles are capitalized as intangible lease assets or liabilities, respectively. Above market leases are amortized as a reduction to rental income over the remaining terms of the respective leases. Below market leases are amortized as an increase to rental income over the remaining terms of the respective leases, including any bargain renewal periods. In considering whether or not

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2015

the Company expects a tenant to execute a bargain renewal option, the Company evaluates economic factors and certain qualitative factors at the time of acquisition, such as the financial strength of the tenant, the remaining lease term, the tenant mix of the leased property, the Company’s relationship with the tenant and the availability of competing tenant space. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market or below market lease intangibles relating to that lease would be recorded as an adjustment to rental income.
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
The Company has acquired, and may continue to acquire, certain properties subject to contingent consideration arrangements that may obligate the Company to pay additional consideration to the seller based on the outcome of future events (the “Contingent Payments”). Additionally, the Company may acquire certain properties for which it funds certain contingent consideration amounts into an escrow account pending the outcome of certain future events. The outcome may result in the release of all or a portion of the escrowed funds to the Company or the seller or a combination thereof. Contingent consideration arrangements are based on a predetermined formula and have set time periods regarding the obligation to make future payments, including funds released to the seller from escrow accounts, or the right to receive escrowed funds as set forth in the respective purchase and sale agreement. Contingent consideration arrangements, including amounts funded through an escrow account, are recorded upon acquisition of the respective property at their estimated fair values, and any changes to the estimated fair values subsequent to acquisition are reflected in the accompanying condensed consolidated unaudited statements of operations. The determination of the amount of contingent consideration arrangements is based on the probability of several possible outcomes as identified by management.
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
The determination of the fair values of the real estate assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, capitalization and discount rates, interest rates and other variables. The use of alternative estimates may result in a different allocation of the Company’s purchase price, which could materially impact the Company’s results of operations.
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
Investment in Unconsolidated Joint Venture
The Company accounts for its unconsolidated joint venture arrangement using the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over operating and financial policies of this investment. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the Unconsolidated Joint Venture’s earnings and distributions. The Company is required to determine whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of its investment in the Unconsolidated Joint Venture. If an event or change in circumstance has occurred, the Company is required to evaluate the Unconsolidated Joint Venture for potential impairment and determine if the carrying amount of its investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2015

hold the investment until the carrying amount is fully recovered. The evaluation of an investment in an Unconsolidated Joint Venture for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. No impairment indicators were identified and no impairment losses were recorded related to the Unconsolidated Joint Venture for the six months ended June 30, 2015 and 2014.
Restricted Cash
The Company had $4.9 million and $2.7 million held by lenders in lockbox accounts as of June 30, 2015 and December 31, 2014, respectively, that was included in restricted cash. As part of certain debt agreements, rents from certain encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess is then disbursed to the Company. Also included in restricted cash was $4.6 million and $1.9 million held by lenders in escrow accounts for real estate taxes and other lender reserves for certain properties, in accordance with the respective lender’s loan agreement, as of June 30, 2015 and December 31, 2014, respectively.
Concentration of Credit Risk
As of June 30, 2015, the Company had cash on deposit, including restricted cash, at nine financial institutions, in three of which the Company had deposits in excess of federally insured levels, totaling $27.7 million; however, the Company has not experienced any losses in such accounts. The Company limits significant cash deposits to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
As of June 30, 2015, no single tenant accounted for greater than 10% of the Company’s 2015 gross annualized rental revenues. The Company had certain geographic concentrations in its property holdings. In particular, as of June 30, 2015, 77 of the Company’s properties were located in California and 93 of the Company’s properties were located in Texas, which accounted for 11% and 10%, respectively, of the Company’s 2015 gross annualized rental revenues. In addition, the Company had tenants in the discount store and pharmacy industries, which comprised 15% and 12%, respectively, of the Company’s 2015 gross annualized rental revenues.
Derivative Instruments and Hedging Activities
The Company accounts for its derivative instruments at fair value. Accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the designation of the derivative instrument. The change in fair value of the effective portion of any derivative instrument that is designated as a hedge is recorded as other comprehensive income (loss). The changes in fair value for derivative instruments that are not designated as hedges or that do not meet the hedge accounting criteria are recorded as a gain or loss to operations.
Redeemable Common Stock
Under the Company’s share redemption program, the Company’s requirement to redeem shares of its outstanding common stock is limited, among other things, to the issuances pursuant to the DRIP, net of shares redeemed to date. The Company records amounts that are redeemable under the share redemption program as redeemable common stock outside of permanent equity in the accompanying condensed consolidated unaudited balance sheets. Changes in the amount of redeemable common stock from period to period are recorded as adjustments to capital in excess of par value.
Revenue Recognition
Certain properties have leases where minimum rental payments increase during the term of the lease. The Company records rental income for the full term of each lease on a straight-line basis. When the Company acquires a property, the terms of any existing leases are considered to commence as of the acquisition date for the purpose of this calculation. The Company defers the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Expected reimbursements from tenants for recoverable real estate taxes and operating expenses are included in tenant reimbursement income in the period when such costs are incurred.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2015

The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company will record an increase in the allowance for uncollectible accounts or record a direct write-off of the receivable in the condensed consolidated unaudited statements of operations and comprehensive income (loss). As of June 30, 2015 and December 31, 2014, the Company had an allowance for uncollectible accounts of approximately $96,000 and $67,000, respectively.
Recent Accounting Pronouncements

In May 2014, the U.S. Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605) and requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers, including real estate sales, in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB provided for a one-year deferral of the effective date for ASU 2014-09, which is now effective for fiscal years beginning after December 15, 2017 and interim periods within those years; however, early adoption is permitted as of the original effective date, which was for annual reporting periods beginning after December 15, 2016, and the interim periods within that year. The Company is currently evaluating the impact of the new standard, but does not believe it will have a material impact, when effective, on the Company’s condensed consolidated unaudited financial statements.
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
June 30, 2015

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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Notes payable and credit facility – The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. These financial instruments are considered Level 2. As of June 30, 2015 and December 31, 2014, the estimated fair value of the Company’s debt was $1.8 billion and $1.5 billion, respectively, which approximated the carrying value at each such date.
Derivative instruments – The Company’s derivative instruments are comprised of interest rate swaps. All derivative instruments are carried at fair value and are valued using Level 2 inputs. The fair value of these instruments is determined using interest rate market pricing models. The Company includes the impact of credit valuation adjustments on derivative instruments measured at fair value.
Contingent consideration arrangements – The contingent consideration arrangements are carried at fair value and are valued using Level 3 inputs. The fair value of the Contingent Payments is determined based on the estimated timing and probability of successfully leasing vacant space subsequent to the Company’s acquisition of certain properties. During the six months ended June 30, 2015, the Company recorded an additional obligation with an estimated fair value of $2.9 million upon purchase of a property. In addition, during the six months ended June 30, 2015, the fair value of the outstanding contingent consideration arrangements had a net decrease of $845,000, which resulted in a reduction to acquisition-related expenses in the accompanying consolidated statements of operations. The total estimated fair value of contingent consideration arrangements was $5.4 million and $3.4 million as of June 30, 2015 and December 31, 2014, respectively, and is included in the accompanying condensed consolidated unaudited balance sheets in deferred rental income, derivative liability and other liabilities.
Other financial instruments – The Company considers the carrying values of its cash and cash equivalents, restricted cash, tenant and other receivables, accounts payable and accrued expenses, other liabilities, due to affiliates and distributions payable to approximate their fair values because of the short period of time between their origination and their expected realization and based on their highly-liquid nature. Due to the short-term maturities of these instruments, Level 1 inputs are utilized to estimate the fair value of these financial instruments.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of such financial assets and liabilities. As of June 30, 2015, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2015

In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial asset and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 (in thousands):

	Balance as of June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial asset:
Interest rate swap	$32	$—	$32	$—
Financial liabilities:
Interest rate swaps	$(5,206)	$—	$(5,206)	$—
Contingent consideration	(5,440)	—	—	(5,440)
Total financial liabilities	$(10,646)	$—	$(5,206)	$(5,440)

	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial liabilities:
Interest rate swaps	$(4,057)	$—	$(4,057)	$—
Contingent consideration	(3,405)	—	—	(3,405)
Total financial liabilities	$(7,462)	$—	$(4,057)	$(3,405)
NOTE 4 — REAL ESTATE ACQUISITIONS
2015 Property Acquisitions
During the six months ended June 30, 2015, the Company acquired 69 commercial properties, including properties held in the Consolidated Joint Venture, for an aggregate purchase price of $369.0 million (the “2015 Acquisitions”).
The Company purchased the 2015 Acquisitions with net proceeds from the Offerings and available borrowings. The purchase price allocation for each of the Company’s acquisitions is preliminary and subject to change as the Company finalizes the allocation, which will be no later than twelve months from the acquisition date. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation for acquisitions purchased during the six months ended June 30, 2015 (in thousands):

2015 Acquisitions
Land	$80,693
Building and improvements	252,893
Acquired in-place leases	40,657
Acquired above market leases	3,224
Acquired below market leases	(8,181)
Fair value adjustment of assumed notes payable	(253)
Total purchase price	$369,033
The Company recorded revenue for the three and six months ended June 30, 2015 of $6.1 million and $8.1 million, respectively, and a net loss for the three and six months ended June 30, 2015 of $2.0 million and $5.9 million, respectively, related to the 2015 Acquisitions.
The following information summarizes selected financial information of the Company as if all of the 2015 Acquisitions were completed on January 1, 2014 for each period presented below. The table below presents the Company’s estimated revenue and net income (loss), on a pro forma basis, for the three months ended June 30, 2015 and 2014, respectively (in thousands):

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2015

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Pro forma basis:
Revenue	$92,201	$64,888	$183,818	$124,050
Net income (loss)	$17,795	$1,709	$37,452	$1,635
The pro forma information for the three and six months ended June 30, 2015 was adjusted to exclude $3.9 million and $9.3 million, respectively, of acquisition-related expenses recorded during the three and six months ended June 30, 2015. Accordingly, these costs were instead recognized in the pro forma information for the three and six months ended June 30, 2014. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2014, nor does it purport to represent the results of future operations.
Development Project
During the year ended December 31, 2014, the Company acquired one land parcel, upon which an approximately 1.6 million square foot industrial property is expected to be constructed. The land, acquired for an aggregate amount of $23.9 million, is included in buildings and improvements on the accompanying condensed consolidated unaudited balance sheet. As of June 30, 2015, the Company had a total investment of $78.6 million and has committed to invest an additional estimated amount of $24.8 million related to the development project, subject to satisfaction of certain criteria.
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
The pro forma information for the three and six months ended June 30, 2014 was adjusted to exclude $10.1 million and $18.7 million, respectively, of acquisition-related expenses recorded during the three and six months ended June 30, 2014. Accordingly, these costs were instead recognized in the pro forma information for the six months ended June 30, 2013.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2015

The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2013, nor does it purport to represent the results of future operations.
NOTE 5 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. The following table summarizes the terms of the Company’s executed swap agreements designated as hedging instruments as of June 30, 2015 and December 31, 2014 (dollars in thousands):

		Outstanding Notional				Fair Value of Asset and (Liabilities)
	Balance Sheet	Amount as of	Interest	Effective	Maturity	June 30,	December 31,
	Location	June 30, 2015	Rates (1)	Dates	Dates	2015	2014
Interest Rate Swap	Property escrow deposits, prepaid expenses and other assets	$261,666	2.78%	6/30/2015	8/15/2018	$32	$—
Interest Rate Swaps	Deferred rental income, derivative liability and other liabilities	$338,737	3.36% to 4.75%	6/24/2013 to 8/23/2013	6/24/2018 to 8/24/2020	$(5,206)	$(4,057)

(1)	The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of June 30, 2015.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges, to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the effective portion of the derivative instruments that are designated as hedges is recorded in other comprehensive income (loss). Any ineffective portion of the change in fair value of the derivative instruments is recorded in interest expense.
The following table summarizes the unrealized income (loss) on the Company’s derivative instruments and hedging activities for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Amount of Income (Loss) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2015	2014	2015	2014
Interest Rate Swaps (1)	$1,558	$(2,296)	$(1,117)	$(2,967)

(1)
There were no portions of the change in the fair value of the interest rate swaps that were considered ineffective during the three and six months ended June 30, 2015 or 2014. No previously effective portions of the losses that were recorded in accumulated other comprehensive loss during the term of the hedging relationships were reclassified into earnings during the three and six months ended June 30, 2015 or 2014.

The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value, inclusive of interest payments, of $5.8 million at June 30, 2015. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. There were no termination events or events of default related to the interest rate swaps as of June 30, 2015.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2015

Subsequent to June 30, 2015, the Company executed a swap agreement designated as a hedging instrument with a notional amount of $250.0 million and an effective date of December 31, 2015. Additional information regarding this executed swap agreement is included in Note 6.
NOTE 6 — NOTES PAYABLE AND CREDIT FACILITY
As of June 30, 2015, the Company had $1.8 billion of debt outstanding, with weighted average years to maturity of 4.5 years and a weighted average interest rate of 3.2%. The following table summarizes the debt balances as of June 30, 2015 and December 31, 2014 and the debt activity for the six months ended June 30, 2015 (in thousands):

		During the Six Months Ended June 30, 2015
	Balance as of December 31, 2014	Debt Issuances & Assumption	Repayments	Other (1)	Balance as of June 30, 2015
Fixed rate debt	$566,507	$205,080	$(244)	$106	$771,449
Variable rate debt	—	53,500	—	—	53,500
Credit facility	900,000	532,666	(434,940)	—	997,726
Total	$1,466,507	$791,246	$(435,184)	$106	$1,822,675

(1)	Represents fair value adjustment of an assumed mortgage note payable, net of amortization.
As of June 30, 2015, the fixed rate debt outstanding of $771.4 million included $38.7 million of variable rate debt that is fixed through interest rate swap agreements, which had the effect of fixing the variable interest rates per annum through the maturity date of the variable rate debt. In addition, the fixed rate debt includes mortgage notes assumed with a total face amount of $40.2 million and a fair value of $41.2 million at the date of assumption. The fixed rate debt has interest rates ranging from 3.35% to 5.23% per annum. The debt outstanding matures on various dates from November 2015 through December 2024. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $1.3 billion as of June 30, 2015. Each of the mortgage notes payable, comprising the fixed rate debt, is secured by the respective properties on which the debt was placed. As of June 30, 2015, the variable rate debt outstanding of $53.5 million had a weighted average interest rate of 2.85%. The variable rate debt outstanding matures on various dates from February 2018 to February 2020. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the variable rate debt outstanding was $106.8 million as of June 30, 2015.
The Company has an amended and restated unsecured credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), which provides for borrowings of up to $1.2 billion, which includes a $561.7 million unsecured term loan (the “Term Loan”) and up to $643.3 million in unsecured revolving loans (the “Revolving Loans”). The Credit Facility may be increased up to a maximum of $1.6 billion. The Term Loan matures on August 15, 2018 and the Revolving Loans mature on August 15, 2017; however, the Company may elect to extend the maturity date for the Revolving Loans to August 15, 2018 subject to satisfying certain conditions set forth in the amended and restated unsecured credit agreement among the Company and JPMorgan Chase, as administrative agent (as amended, the “Amended and Restated Credit Agreement”). Depending upon the type of loan specified and overall leverage ratio, the Revolving Loans bear interest at the one-month, two-month, three-month or six-month London Interbank Offered Rate (“LIBOR”) multiplied by the statutory reserve rate (the “Eurodollar Rate”) plus (i) an interest rate spread ranging from 1.65% when the Company’s overall leverage ratio, generally defined in the Amended and Restated Credit Agreement as the total consolidated outstanding indebtedness of the Company divided by the total asset value of the Company (as defined in the Amended and Restated Credit Agreement) (the “Leverage Ratio”) is 45% or less to 2.50% when the Leverage Ratio is greater than 60% (the “Spread”) or (ii) a base rate, ranging from 0.65% when the Leverage Ratio is 45% or less to 1.50% when the Leverage Ratio is greater than 60%, plus the greater of: (a) JPMorgan Chase’s Prime Rate; (b) the Federal Funds Effective Rate (as defined in the Amended and Restated Credit Agreement) plus 0.50%; or (c) the Eurodollar Rate plus 1.00%. The Company executed a swap agreement on certain cash flows related to variable rate debt, which is currently associated with $300.0 million of the Term Loan (the “2013 Swapped Term Loan”), which had the effect of fixing the variable interest rate per annum on August 15, 2013 through the maturity date of the loan at 1.713% (the “2013 Swap Rate”). Based on the Company’s leverage ratio, the 2013 Swapped Term Loan bears interest at the 2013 Swap Rate plus the Spread, which totaled 3.36% as of June 30, 2015. During the six months ended June 30, 2015, the Company executed a swap agreement on certain cash flows related to variable rate debt, which is currently associated with $261.7 million of the Term Loan (the “2015 Swapped Term Loan”), which had the effect of fixing the variable interest rate per annum on May 29, 2015 through the maturity date of the loan at 1.130% (the “2015 Swap Rate”). Based on the Company’s leverage ratio, the 2015 Swapped Term Loan bears interest at the 2015 Swap Rate plus the Spread,

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2015

which totaled 2.78% as of June 30, 2015. Subsequent to June 30, 2015, the Company executed a swap agreement on certain cash flows related to variable rate debt, which currently represents $250.0 million of the Revolving Loans (the “Swapped Revolver Loan”), which had the effect of fixing the variable interest rate per annum beginning on December 31, 2015 through the maturity date of the loan at 1.353% (the “Swapped Revolver Rate”). The Swapped Revolver Loan will bear interest at the Swapped Revolver Rate plus the Spread. The Revolving Loans had an interest rate of 1.84% as of June 30, 2015. As of June 30, 2015, the Company had $997.7 million outstanding under the Credit Facility and $207.3 million available for borrowing.
The Amended and Restated Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Amended and Restated Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to the sum of (i) $425.0 million plus (ii) 75% of the issuance of equity from the date of the Amended and Restated Credit Agreement, a leverage ratio less than or equal to 60%, a fixed charge coverage ratio equal to or greater than 1.50, an unsecured debt to unencumbered asset value ratio less than or equal to 50%, an unsecured debt service coverage ratio equal to or greater than 1.75 and a secured debt ratio equal to or less than 30%. Based on the Company’s analysis and review of its results of operations and financial condition, the Company believes it was in compliance with the covenants under the Amended and Restated Credit Agreement as of June 30, 2015.
NOTE 7 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the six months ended June 30, 2015 and 2014 are as follows (in thousands):

	Six Months Ended June 30,
	2015	2014
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$15,892	$15,403
Accrued capital expenditures	$6,640	$2,076
Common stock issued through distribution reinvestment plan	$55,948	$48,285
Net unrealized loss on interest rate swaps	$(1,117)	$(2,967)
Contingent consideration recorded upon property acquisitions	$2,880	$5,342
Fair value of notes payable assumed in real estate acquisition	$15,233	$25,979
Supplemental Cash Flow Disclosures:
Interest paid	$24,804	$14,387
NOTE 8 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. The Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or of which the Company’s properties are subject.
Purchase Commitments
As of June 30, 2015, the Company had entered into purchase agreements with unaffiliated third-party sellers to acquire a 100% interest in eight retail properties, subject to meeting certain criteria, for an aggregate purchase price of $36.4 million, exclusive of closing costs. As of June 30, 2015, the Company had $2.1 million of property escrow deposits held by escrow agents in connection with these future property acquisitions, all of which will be forfeited if the transactions are not completed under certain circumstances. In connection with one of these purchase and sale agreements, the Company was contractually obligated to purchase 25 properties, of which the Company had purchased 24 properties as of June 30, 2015. Subsequent to June 30, 2015, the seller released the Company from its obligation to purchase the remaining property. These deposits are included in the accompanying condensed consolidated unaudited balance sheets in property escrow deposits, prepaid expenses and other assets. None of these escrow deposits have been forfeited.
Environmental Matters
In connection with the ownership and operation of real estate, the Company potentially may be liable for costs and damages related to environmental matters. The Company owns certain properties that are subject to environmental remediation.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2015

In each case, the seller of the property, the tenant of the property and/or another third party has been identified as the responsible party for environmental remediation costs related to the respective property. Additionally, in connection with the purchases of certain of the properties, the respective sellers and/or tenants have indemnified the Company against future remediation costs. In addition, the Company carries environmental liability insurance on its properties that provides limited coverage for remediation liability and pollution liability for third-party bodily injury and property damage claims. Accordingly, the Company does not believe that it is reasonably likely that the environmental matters identified at such properties will have a material effect on its results of operations, financial condition or liquidity, nor is it aware of any environmental matters at other properties which it believes are reasonably likely to have a material effect on its results of operations, financial condition or liquidity.
NOTE 9 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred commissions, fees and expenses payable to CR IV Advisors and certain of its affiliates in connection with the Offering and the acquisition, management and disposition of its assets.
Offering
In connection with the Offering, CCC, the Company’s dealer manager for the Offering, received selling commissions of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. CCC reallowed 100% of selling commissions earned to participating broker-dealers. In addition, CCC received up to 2.0% of gross offering proceeds before reallowance to participating broker-dealers as a dealer manager fee in connection with the primary portion of the Offering. CCC, in its sole discretion, could have reallowed a portion of its dealer manager fee to participating broker-dealers. No selling commissions or dealer manager fees are or were paid to CCC or other participating broker-dealers with respect to shares issued pursuant to the DRIP portion of the Offering or the DRIP Offering.
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
The Company recorded commissions, fees and expense reimbursements as shown in the table below for services provided by CR IV Advisors or its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Offering:
Selling commissions	$—	$(12)	$—	$55,902
Selling commissions reallowed by CCC	$—	$(12)	$—	$55,902
Dealer manager fees	$—	$(3)	$—	$16,780
Dealer manager fees reallowed by CCC	$—	$(3)	$—	$9,326
Other offering costs	$—	$10	$—	$7,271
All amounts related to the six months ended June 30, 2014 have been paid to CR IV Advisors and its affiliates.
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

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2015

The Company reimburses CR IV Advisors for certain expenses CR IV Advisors paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse CR IV Advisors for any amount by which its operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2.0% of average invested assets, or (2) 25.0% of net income, other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse for personnel costs in connection with services for which CR IV Advisors receives acquisition fees.
The Company recorded fees and expense reimbursements as shown in the table below for services provided by CR IV Advisors or its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Acquisition and Operations:
Acquisition fees and expenses	$4,134	$7,164	$7,898	$13,151
Advisory fees and expenses	$8,675	$5,267	$16,807	$10,067
Operating expenses	$1,036	$642	$1,977	$1,782
Of the amounts shown above, $1.4 million and $520,000 had been incurred, but not yet paid, for services provided by CR IV Advisors or its affiliates in connection with the acquisition and operations activities during the six months ended June 30, 2015 and 2014, respectively. The $1.4 million and $520,000 incurred but not yet paid as of June 30, 2015 and 2014, respectively, were liabilities of the Company as of such dates.
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
During each of the six months ended June 30, 2015 and 2014, no commissions or fees were incurred for any services provided by CR IV Advisors and its affiliates in connection with the liquidation/listing stage.
Due to/from Affiliates
As of June 30, 2015, $1.4 million was due to CR IV Advisors or its affiliates primarily related to operating and acquisition-related expenses that had not yet been reimbursed by the Company. As of December 31, 2014, $5.5 million was due to CR IV Advisors or its affiliates primarily related to advisory, operating and acquisition-related expenses that had not yet been reimbursed by the Company.
As of June 30, 2015, $78,000 was due from CR IV Advisors and its affiliates to the Company related to amounts received by affiliates of the advisor which was due to the Company. As of December 31, 2014, $470,000 was due from CR IV Advisors and its affiliates primarily related to amounts paid by the Company on dead deals which was reimbursable by the advisor.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2015

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
NOTE 11 — SUBSEQUENT EVENTS
Issuance of Shares of Common Stock in the DRIP Offering
The Company continues to issue shares of common stock in the DRIP Offering. As of August 11, 2015, the Company had issued approximately 16.7 million shares pursuant to the DRIP Offering, resulting in gross proceeds to the Company of $158.5 million.
Redemption of Shares of Common Stock
Subsequent to June 30, 2015 through August 11, 2015, the Company redeemed approximately 1.4 million shares for $13.7 million (at an average price per share of $9.67).
Credit Facility and Note Payable
As of August 11, 2015, the Company had $989.7 million outstanding under the Credit Facility and available borrowings of $215.3 million. Subsequent to June 30, 2015, the Company also entered into a note payable totaling $47.0 million, with a weighted average interest rate of 3.45% as of August 11, 2015. On July 2, 2015, the Company executed a swap agreement associated with $250.0 million of the Revolving Loans, which had the effect of fixing the variable interest rate per annum beginning on December 31, 2015 through the maturity date of the loan at the Swapped Revolver Rate plus the Spread.
Investment in Real Estate Assets
Subsequent to June 30, 2015 through August 11, 2015, the Company acquired six commercial real estate properties for an aggregate purchase price of $40.9 million. Acquisition-related expenses totaling $1.0 million were expensed as incurred. The Company has not completed its initial purchase price allocations with respect to these properties and therefore cannot provide similar disclosures to those included in Note 4 to these condensed consolidated unaudited financial statements for these properties.

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
Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q of Cole Credit Property Trust IV, Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words.
Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	changes in economic conditions generally and the real estate and securities markets specifically;

•
the effect of financial leverage, including changes in interest rates, availability of credit, loss of flexibility due to negative and affirmative covenants, refinancing risk at maturity and generally the increased risk of loss if our investments fail to perform as expected;

•	increases in interest rates;

•	construction costs that may exceed estimates or construction delays;

•	lease-up risks, rent relief, or the inability to obtain new tenants upon the expiration or termination of existing leases;

•	the potential need to fund tenant improvements or other capital expenditures out of operating cash flows;

•	legislative or regulatory changes (including changes to the laws governing the taxation of REITs); and

•	changes to GAAP.
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Quarterly Report on Form 10-Q is filed with the SEC. We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in the “Item 1A – Risk Factors” section of this Quarterly Report on Form 10-Q and of our Annual Report on Form 10-K for the year ended December 31, 2014.

Overview
We were formed on July 27, 2010, and we elected to be taxed, and currently qualify, as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2012. We commenced our principal operations on April 13, 2012, when we satisfied the conditions of our escrow agreement and issued approximately 308,000 shares of our common stock. We have no paid employees and are externally advised and managed by CR IV Advisors. As of June 30, 2015, we had issued approximately 312.0 million shares of our common stock in the Offerings for gross offering proceeds of $3.1 billion before offering costs, selling commissions and dealer manager fees of $306.0 million. We intend to use substantially all of the net proceeds from the Offerings to acquire and operate a diverse portfolio of retail and other income-producing commercial properties, which are leased to tenants under long-term leases. We expect that most of the properties will continue to be strategically located throughout the United States and U.S. protectorates and subject to long-term triple net or double net leases, whereby the tenant will be obligated to pay for all or most of the expenses of maintaining the property (including real estate taxes, special assessments and sales and use taxes, utilities, insurance, building repairs and common area maintenance related to the property). We generally intend to hold each property we acquire for an extended period of more than seven years.
We ceased issuing shares in our Offering on April 4, 2014, but we will continue to issue shares of common stock under the DRIP Offering until such time as our shares are listed on a national securities exchange or the DRIP Offering is otherwise terminated by our board of directors. We expect that property acquisitions in 2015 and future periods, if any, will be funded by proceeds from the strategic sale of properties and other investments, financing of the acquired properties, proceeds from our DRIP Offering and cash flows from operations.
On February 7, 2014, VEREIT acquired Cole pursuant to a transaction whereby Cole merged with and into a wholly-owned subsidiary of VEREIT. VEREIT is a self-managed publicly traded Maryland corporation listed on the New York Stock Exchange, focused on acquiring and owning single-tenant freestanding commercial properties subject to net leases with high credit quality tenants. As a result of VEREIT’s acquisition of Cole, VEREIT indirectly owns and/or controls our external advisor, CR IV Advisors, the dealer manager for the Offering, CCC, our property manager, CREI Advisors, and our sponsor, Cole Capital.
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our property indebtedness and acquisition and operating expenses. Rental and other property income accounted for 88% and 86% of our total revenue for the three months ended June 30, 2015 and 2014, respectively, and 88% and 86% of our total revenue for the six months ended June 30, 2015 and 2014, respectively. As 98% of our rentable square feet was under lease as of June 30, 2015 with a weighted average remaining lease term of 11.1 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. CR IV Advisors regularly monitors the creditworthiness of each of our tenants by reviewing the tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If CR IV Advisors identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
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

Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments, including the Consolidated Joint Venture. Due to the volume of acquisitions between March 31, 2014 and June 30, 2015, a discussion of same store sales is not considered meaningful and as such is not included in the results of operations. The following table shows the property statistics of our real estate assets as of June 30, 2015 and 2014:

	June 30,
	2015	2014
Number of commercial properties (1)	828	509
Approximate rentable square feet (1) (2)	22.3 million	14.7 million
Percentage of rentable square feet leased	98%	99%

(1) Excludes a property owned through the Unconsolidated Joint Venture.
(2) Includes square feet of the buildings on land parcels subject to ground leases.
The following table summarizes our real estate investment activity during the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
Commercial properties acquired	14		104		69		172
Approximate purchase price of acquired properties	$191.2	million	$343.5	million	$369.0	million	$624.0	million
Approximate rentable square feet (1)	1.3	million	2.0	million	2.1	million	3.9 million

(1) Includes square feet of the buildings on land parcels subject to ground leases.
As shown in the tables above, we owned 828 commercial properties as of June 30, 2015, compared to 509 commercial properties as of June 30, 2014. Accordingly, our results of operations for the three and six months ended June 30, 2015, compared to the three and six months ended June 30, 2014, reflect significant increases in most categories.
Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
Revenue. Revenue increased $33.6 million to $90.5 million for the three months ended June 30, 2015, compared to $56.9 million for the three months ended June 30, 2014. Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 88% and 86% of total revenue during the three months ended June 30, 2015 and 2014, respectively. We also recorded tenant reimbursement income of $10.8 million related to certain operating expenses paid by us subject to reimbursement by tenants during the three months ended June 30, 2015, compared to $7.8 million during the three months ended June 30, 2014. The increase in revenue was primarily due to the acquisition of 319 rental income-producing properties subsequent to June 30, 2014.
General and Administrative Expenses. General and administrative expenses decreased $147,000 to $3.3 million for the three months ended June 30, 2015, compared to $3.5 million for the three months ended June 30, 2014. The decrease was primarily due to decreased fees for unused amounts on the Credit Facility for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The primary general and administrative expense items are escrow and trustee fees, operating expense reimbursements to our advisor, fees for unused amounts on the Credit Facility, state franchise and income taxes, and legal and accounting fees.
Property Operating Expenses. Property operating expenses increased $3.8 million to $12.3 million for the three months ended June 30, 2015, compared to $8.5 million for the three months ended June 30, 2014. The increase was primarily due to the acquisition of 319 rental income-producing properties subsequent to June 30, 2014. In addition, the increase was due to the ownership of more properties during the three months ended June 30, 2015 than in the three months ended June 30, 2014, for which we initially pay certain operating expenses and are reimbursed by the tenant in accordance with the respective lease agreements. The primary property operating expense items are property taxes, repairs and maintenance and property-related insurance.

Advisory Fees and Expenses. Pursuant to the advisory agreement with CR IV Advisors and based upon the amount of our current invested assets, we are required to pay to CR IV Advisors a monthly advisory fee equal to one-twelfth of 0.75% of the average invested assets up to $2.0 billion, a monthly advisory fee equal to one-twelfth of 0.70% of the average invested assets that are between $2.0 billion and $4.0 billion and a monthly advisory fee equal to one-twelfth of 0.65% of the average invested assets that are greater than $4.0 billion. Additionally, we may be required to reimburse certain expenses incurred by CR IV Advisors in providing such advisory services, subject to limitations as set forth in the advisory agreement. Advisory fees and expenses increased $3.4 million to $8.7 million for the three months ended June 30, 2015, compared to $5.3 million for the three months ended June 30, 2014. The increase was due to an increase in our average invested assets to $4.3 billion during the three months ended June 30, 2015, compared to $2.7 billion during the three months ended June 30, 2014.
Acquisition-Related Expenses. Acquisition-related expenses decreased $6.2 million to $3.9 million for the three months ended June 30, 2015, compared to $10.1 million for the three months ended June 30, 2014. The decrease was primarily due to the acquisition-related expenses incurred in connection with the purchase of 14 commercial properties for an aggregate purchase price of $191.2 million during the three months ended June 30, 2015, compared to the purchase of 104 commercial properties for an aggregate purchase price of $343.5 million during the three months ended June 30, 2014.
Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $11.8 million to $30.5 million for the three months ended June 30, 2015, compared to $18.7 million for the three months ended June 30, 2014. The increase was primarily due to an increase in our average invested assets to $4.3 billion during the three months ended June 30, 2015, compared to $2.7 billion during the three months ended June 30, 2014.
Interest Expense and Other. Interest expense and other increased $7.0 million to $14.6 million for the three months ended June 30, 2015, compared to $7.6 million for the three months ended June 30, 2014. The increase was primarily due to an increase in the average aggregate amount of debt outstanding to $1.7 billion during the three months ended June 30, 2015 from $747.7 million during the three months ended June 30, 2014. In addition, interest expense and other includes amortization of deferred financing costs and equity in income related to the Unconsolidated Joint Venture.
Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
Revenue. Revenue increased $68.1 million to $176.5 million for the six months ended June 30, 2015, compared to $108.4 million for the six months ended June 30, 2014. Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 88% and 86% of total revenue during the six months ended June 30, 2015 and 2014, respectively. We also recorded tenant reimbursement income of $22.0 million related to certain operating expenses paid by us subject to reimbursement by tenants during the six months ended June 30, 2015, compared to $15.1 million during the six months ended June 30, 2014. The increase in revenue was primarily due to the acquisition of 319 rental income-producing properties subsequent to June 30, 2014.
General and Administrative Expenses. General and administrative expenses increased $177,000 to $6.2 million for the six months ended June 30, 2015, compared to $6.0 million for the six months ended June 30, 2014. The increase was primarily due to an increase in legal and accounting fees and an increase in state franchise and income taxes. The primary general and administrative expense items are escrow and trustee fees, operating expense reimbursements to our advisor, fees for unused amounts on the Credit Facility, state franchise and income taxes, and legal and accounting fees.
Property Operating Expenses. Property operating expenses increased $8.9 million to $25.4 million for the six months ended June 30, 2015, compared to $16.5 million for the six months ended June 30, 2014. The increase was primarily due to the acquisition of 319 rental income-producing properties subsequent to June 30, 2014. In addition, the increase was due to the ownership of more properties during the six months ended June 30, 2015 than in the six months ended June 30, 2014, for which we initially pay certain operating expenses and are reimbursed by the tenant in accordance with the respective lease agreements. The primary property operating expense items are property taxes, repairs and maintenance and property-related insurance.
Advisory Fees and Expenses. Pursuant to the advisory agreement with CR IV Advisors and based upon the amount of our current invested assets, we are required to pay to CR IV Advisors a monthly advisory fee equal to one-twelfth of 0.75% of the average invested assets up to $2.0 billion, a monthly advisory fee equal to one-twelfth of 0.70% of the average invested assets that are between $2.0 billion to $4.0 billion and a monthly advisory fee equal to one-twelfth of 0.65% of the average invested assets that are greater than $4.0 billion. Additionally, we may be required to reimburse certain expenses incurred by CR IV Advisors in providing such advisory services, subject to limitations as set forth in the advisory agreement. Advisory fees and expenses increased $6.7 million to $16.8 million for the six months ended June 30, 2015, compared to $10.1 million for the six months ended June 30, 2014. The increase was due to an increase in our average invested assets to $4.2 billion during the six months ended June 30, 2015, compared to $2.5 billion during the six months ended June 30, 2014.

Acquisition-Related Expenses. Acquisition-related expenses decreased $9.4 million to $9.3 million for the six months ended June 30, 2015, compared to $18.7 million for the six months ended June 30, 2014. The decrease was primarily due to the acquisition-related expenses incurred in connection with the purchase of 69 commercial properties for an aggregate purchase price of $369.0 million during the six months ended June 30, 2015, compared to the purchase of 172 commercial properties for an aggregate purchase price of $624.0 million during the six months ended June 30, 2014.
Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $22.8 million to $58.6 million for the six months ended June 30, 2015, compared to $35.8 million for the six months ended June 30, 2014. The increase was primarily due to an increase in our average invested assets to $4.2 billion during the six months ended June 30, 2015, compared to $2.5 billion during the six months ended June 30, 2014.
Interest Expense and Other. Interest expense and other increased $11.8 million to $27.0 million for the six months ended June 30, 2015, compared to $15.2 million for the six months ended June 30, 2014. The increase was primarily due to an increase in the average aggregate amount of debt outstanding to $1.6 billion during the six months ended June 30, 2015 from $722.3 million during the six months ended June 30, 2014. In addition, interest expense and other includes amortization of deferred financing costs and equity in income related to the Unconsolidated Joint Venture.
Distributions
Our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001712523 per share (which equates to 6.25% on an annualized basis calculated at the current rate, assuming a $10.00 per share purchase price) for stockholders of record as of the close of business on each day of the period commencing on January 1, 2015 and ending on December 31, 2015.
During the six months ended June 30, 2015 and 2014, we paid distributions of $95.6 million and $82.4 million, respectively, including $56.0 million and $48.3 million, respectively, through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the six months ended June 30, 2015 and 2014 was $85.3 million and $36.8 million, respectively, and reflected a reduction for real estate acquisition-related expenses incurred of $9.3 million and $18.7 million, respectively. The distributions paid during the six months ended June 30, 2015 were funded by net cash provided by operating activities of $85.3 million, or 89%, and proceeds from the issuance of notes payable of $10.3 million, or 11%. We treat our real estate acquisition-related expenses as funded by proceeds from the Offerings, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the six months ended June 30, 2014 includes the amount by which real estate acquisition-related expenses reduced net cash flows from operating activities of $18.7 million. The distributions paid during the six months ended June 30, 2014 were funded by net cash provided by operating activities of $36.8 million, or 45%, proceeds from the Offerings, including excess proceeds from the Offerings from prior periods, of $37.6 million, or 46%, and net borrowings of $8.0 million, or 9%.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to significant conditions and limitations. The share redemption program provides that we will redeem shares of our common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. We will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the net proceeds we receive from the issuance of shares under the DRIP. In addition, we will redeem shares on a quarterly basis, at the rate of approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid. During the six months ended June 30, 2015, we redeemed 1.5 million shares, which exclude cancellations, under our share redemption program for $14.5 million at an average redemption price of $9.66 per share. Additionally, as of June 30, 2015, the Company had received valid redemption requests for an additional 1.4 million shares, which were redeemed in full subsequent to June 30, 2015 for $13.7 million at an average redemption price of $9.67 per share. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program. We have funded and intend to continue funding share redemptions with proceeds from the DRIP.

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
As of June 30, 2015, we had cash and cash equivalents of $24.9 million and available borrowings of $207.3 million under the Credit Facility. Additionally, as of June 30, 2015, we had unencumbered properties with a gross book value of $2.9 billion, including $2.5 billion of assets that are part of the Credit Facility’s unencumbered borrowing base (the “Borrowing Base Assets”), which may be used as collateral to secure additional financing in future periods or as additional collateral to facilitate the refinancing of current mortgage debt as it becomes due, subject to certain covenants and leverage and borrowing base restrictions related to the Credit Facility; however, the use of any Borrowing Base Assets as collateral would reduce the available borrowings under the Credit Facility.
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
We expect our operating cash flows to increase as we acquire additional properties. CR IV Advisors paid the organizational and other offering costs associated with the sale of our common stock in the Offering (excluding selling commissions and the dealer manager fees), which we reimbursed in an amount up to 2.0% of the gross proceeds of the Offering. As of June 30, 2015, CR IV Advisors had paid organizational and offering costs in excess of the 2.0% in connection with the Offering. These excess costs were not included in our condensed consolidated unaudited financial statements because such costs were not a liability to us as they exceeded 2.0% of gross proceeds from the Offering.
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
As of June 30, 2015, we had issued approximately 312.0 million shares of our common stock in the Offerings, resulting in gross proceeds of $3.1 billion.
As of June 30, 2015, we had $1.8 billion of debt outstanding. See Note 6 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.

Our contractual obligations as of June 30, 2015 were as follows (in thousands):

	Payments due by period (1) (2)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments - fixed rate debt (3)	$770,672	$15,354	$24,639	$200,165	$530,514
Interest payments - fixed rate debt	222,943	31,526	62,248	58,739	70,430
Principal payments - variable rate debt	53,500	—	33,000	20,500	—
Interest payments - variable rate debt (4)	5,215	1,525	2,722	968	—
Principal payments - credit facility (5)	997,726	—	436,060	561,666	—
Interest payments - credit facility	71,239	25,378	43,721	2,140	—
Total	$2,121,295	$73,783	$602,390	$844,178	$600,944

(1)	The table does not include amounts due to CR IV Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
As of June 30, 2015, we had $38.7 million of variable rate debt effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our swap agreements to calculate the debt payment obligations in future periods.

(3)
Principal payment amounts reflect actual payments based on the face amount of notes payable secured by our wholly-owned properties. As of June 30, 2015, the fair value adjustment, net of amortization, of mortgage notes assumed was $777,000.

(4)
As of June 30, 2015, we had variable rate debt outstanding of $53.5 million with a weighted average interest rate of 2.85%. We used the weighted average interest rate to calculate the debt payment obligations in future periods.

(5)
Payment obligations for the 2013 Swapped Term Loan outstanding under the Credit Facility are based on the interest rate of 3.36% as of June 30, 2015, which is the rate fixed under the executed swap agreement that had the effect of fixing the variable interest rate per annum through the maturity date of August 2018. Payment obligations for the 2015 Swapped Term Loan outstanding under the Credit Facility are based on the interest rate of 2.78% as of June 30, 2015, which is the rate fixed under the executed swap agreement that had the effect of fixing the variable interest rate per annum through the maturity date of August 2018. Payment obligations for the Revolving Loans were based on the weighted average interest rate in effect of 1.84% as of June 30, 2015. Subsequent to June 30, 2015, the Company executed the Swapped Revolver Loan, which had the effect of fixing $250.0 million of the variable interest rate per annum beginning on December 31, 2015 through the maturity date of the loan. The Swapped Revolver Loan will bear interest at the Swapped Revolver Rate plus the Spread.

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
As of June 30, 2015, we had entered into purchase agreements with unaffiliated third-party sellers to acquire a 100% interest in eight retail properties, subject to meeting certain criteria, for an aggregate purchase price of $36.4 million, exclusive of closing costs. As of June 30, 2015, we had $2.1 million of property escrow deposits held by escrow agents in connection with these future property acquisitions, all of which will be forfeited if the transactions are not completed under certain circumstances. In connection with one of these purchase and sale agreements, we are contractually obligated to purchase 25 properties, of which we had purchased 24 properties as of June 30, 2015. Subsequent to June 30, 2015, the seller released the Company from its obligation to purchase the remaining property. These deposits are included in the accompanying condensed consolidated unaudited balance sheets in property escrow deposits, prepaid expenses and other assets. As of August 11, 2015, none of these escrow deposits had been forfeited.

Cash Flow Analysis
Operating Activities. During the six months ended June 30, 2015, net cash provided by operating activities increased $48.5 million to $85.3 million, compared to $36.8 million of net cash provided by operating activities for the six months ended June 30, 2014. The change was primarily due to an increase in depreciation and amortization expenses of $24.0 million, an increase in net income of $27.2 million, and a net increase in working capital accounts of $2.1 million. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities decreased $193.9 million to $397.5 million for the six months ended June 30, 2015, compared to $591.4 million for the six months ended June 30, 2014. The decrease was primarily due to the acquisition of 69 commercial properties for an aggregate purchase price of $369.0 million during the six months ended June 30, 2015, compared to the acquisition of 172 commercial properties for an aggregate purchase price of $624.0 million during the six months ended June 30, 2014.
Financing Activities. Net cash provided by financing activities decreased $453.4 million to $281.9 million for the six months ended June 30, 2015, compared to $735.3 million for the six months ended June 30, 2014. The change was primarily due to a decrease in net proceeds from the issuance of common stock of $752.8 million as the Offering closed on April 4, 2014, an increase in redemptions and cancellations of common stock of $11.0 million, an increase in distributions to investors of $5.6 million and an increase in deferred financing costs paid of $4.6 million, partially offset by an increase in net borrowings on borrowing facilities and notes payable of $316.3 million.
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
Subsequent Events
Certain events occurred subsequent to June 30, 2015 through the filing date of this Quarterly Report on Form 10-Q. Refer to Note 11 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation.
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation. We are currently evaluating the impact to our financial statements of accounting pronouncements issued, but not yet applied by us, that we expect to have a significant impact on our financial statements.
Off-Balance Sheet Arrangements
As of June 30, 2015 and December 31, 2014, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
In connection with the acquisition of our properties, we have obtained variable rate debt financing through borrowings and therefore may be exposed to changes in LIBOR. As of June 30, 2015, we had $53.5 million variable rate debt outstanding, and as such, we were exposed to changes in interest expense per annum. In the future, we may obtain additional variable rate debt financing to fund certain property acquisitions and may be exposed to interest rate changes. Our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. We have entered, and expect to continue to enter, into derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk associated with our variable rate debt. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes. We may also enter into rate lock arrangements to lock interest rates on future borrowings. We may be exposed to credit and market risks including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates.
As of June 30, 2015, we had variable rate debt of $53.5 million, as well as $436.1 million outstanding on our Revolving Loans. A 50 basis point increase or decrease in interest rates on our Revolving Loans or other variable rate debt would increase or decrease our interest expense by $2.4 million per annum.
As of June 30, 2015, we had four interest rate swap agreements outstanding, which mature on various dates from June 2018 through August 2020, with an aggregate notional amount of $600.4 million and an aggregate net fair value of $(5.2) million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of June 30, 2015, an increase of 50 basis points in interest rates would result in a derivative asset of $3.8 million, representing a $9.0 million net change to the fair value of the net derivative liability. A decrease of 50 basis points in interest rates would result in an increase of $9.1 million to the fair value of the net derivative liability.

On July 2, 2015, the Company executed the Swapped Revolver Loan for $250.0 million of the Revolving Loans, which had the effect of fixing the variable interest rate per annum beginning on December 31, 2015 through the maturity date of the loan. After considering the Swapped Revolver Loan, a 50 basis point increase or decrease in interest rates on the variable rate Revolving Loans or other variable rate debt would increase or decrease our interest expense by $1.2 million per annum.
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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2015 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2015, were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or of which our properties are the subject.

Item 1A.	Risk Factors
Except as set forth below, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.
We have paid, and may pay in the future, distributions from sources other than cash flow from operations, which may reduce the amount of capital we ultimately invest in real estate and may negatively impact the value of your investment.
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
During the six months ended June 30, 2015 and 2014, we paid distributions of $95.6 million and $82.4 million, respectively, including $56.0 million and $48.3 million, respectively, through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the six months ended June 30, 2015 and 2014 was $85.3 million and $36.8 million, respectively, and reflected a reduction for real estate acquisition-related expenses incurred of $9.3 million and $18.7 million, respectively. Our distributions for the six months ended June 30, 2015 were funded by net cash provided by operating activities of $85.3 million, or 89%, and proceeds from the issuance of notes payable of $10.3 million, or 11%. We treat our real estate acquisition-related expenses as funded by proceeds from the Offerings, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the six months ended June 30, 2014 includes the amount by which real estate acquisition-related expenses have reduced net cash flows from operating activities of $18.7 million. The distributions paid during the six months ended June 30, 2014 were funded by net cash provided by operating activities of $36.8 million, or 45%, proceeds from the Offering, including excess proceeds from the Offerings from prior periods, of $37.6 million, or 46%, and net borrowings of $8.0 million, or 9%.
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
We registered 26.0 million shares of common stock under the DRIP pursuant to a registration statement filed on Form S-3, which was filed with the SEC on December 19, 2013 and automatically became effective with the SEC upon filing. We have issued, and expect that we will continue to issue, shares of common stock in the DRIP Offering. As of August 11, 2015, we have issued approximately 16.7 million shares in the DRIP Offering for gross offering proceeds of $158.5 million.
As of June 30, 2015, we had issued approximately 312.0 million shares of our common stock in the Offerings for gross proceeds of $3.1 billion, out of which we paid $256.5 million in selling commissions and dealer manager fees and $49.5 million in organization and offering costs to CR IV Advisors or its affiliates. With the net offering proceeds and indebtedness, we have acquired $4.4 billion in real estate and related assets. We did not make any sales of unregistered securities during the six months ended June 30, 2015.
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
The provisions of the share redemption program in no way limit our ability to repurchase shares from stockholders by any other legally available means for any reason that our board of directors, in its discretion, deems to be in our best interest. During the three months ended June 30, 2015, we redeemed shares, including those redeemable due to death, as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2015 - April 30, 2015	663,096	$9.67	663,096	(1)
May 1, 2015 - May 31, 2015	6,258	$9.98	6,258	(1)
June 1, 2015 - June 30, 2015	549	$9.10	549	(1)
Total	669,903		669,903	(1)

(1)	A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3.	Defaults Upon Senior Securities
No events occurred during the three months ended June 30, 2015 that would require a response to this item.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
No events occurred during the three months ended June 30, 2015 that would require a response to this item.

Item 6.	Exhibits
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
Date: August 13, 2015

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

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