Form 10-K
period 2015-12-31
COLE CREDIT PROPERTY TRUST IV, INC.
filed 2016-03-30
CIK 1498547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
While there is no established market for the registrant’s shares of common stock, the registrant has made an initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11. The registrant ceased offering shares of its common stock in its initial public offering on April 4, 2014. The last price paid to acquire shares of the registrant’s common stock in the initial public offering was $10.00 per share, with discounts available for certain categories of purchasers. As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, there were approximately 309.0 million shares of common stock held by non-affiliates, for an aggregate market value of $3.1 billion, assuming a market value as of that date of $10.00 per share. Effective August 31, 2015, the estimated share value of the registrant’s common stock is $9.70 per share.
The number of shares of common stock outstanding as of March 24, 2016 was approximately 312.1 million.
Documents Incorporated by Reference:
The Registrant incorporates by reference portions of the Cole Credit Property Trust IV, Inc. Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders (into Items 10, 11, 12, 13 and 14 of Part III).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K of Cole Credit Property Trust IV, Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Annual Report on Form 10-K is filed with the U.S. Securities and Exchange Commission (the “SEC”). Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.
The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.

•	We are subject to risks associated with tenant, geographic and industry concentrations with respect to our properties.

•	Our properties, intangible assets and other assets may be subject to impairment charges.

•	We could be subject to unexpected costs or unexpected liabilities that may arise from potential dispositions and may be unable to dispose of properties on advantageous terms.

•
We are subject to competition in the acquisition and disposition of properties and in the leasing of our properties and we may be unable to acquire, dispose of, or lease properties on advantageous terms.

•	We could be subject to risks associated with bankruptcies or insolvencies of tenants or from tenant defaults generally.

•	We have substantial indebtedness, which may affect our ability to pay distributions, and expose us to interest rate fluctuation risk and the risk of default under our debt obligations.

•	We may be affected by the incurrence of additional secured or unsecured debt.

•	We may not be able to maintain profitability.

•	We may not generate cash flows sufficient to pay our distributions to stockholders or meet our debt service obligations.

•	We may be affected by risks resulting from losses in excess of insured limits.

•	We may fail to remain qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.

•	Our advisor has the right to terminate the advisory agreement upon 60 days’ written notice without cause or penalty.

The forward-looking statements should be read in light of the risk factors identified in Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS
Formation
Cole Credit Property Trust IV, Inc. (the “Company,” “we,” “our” or “us”) is a Maryland corporation that was formed on July 27, 2010, our date of inception, which has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes commencing with our taxable year ended December 31, 2012. We are the sole general partner of and own, directly or indirectly, 100% of the partnership interests in Cole Operating Partnership IV, LP, a Delaware limited partnership (“CCPT IV OP”). We are externally managed by Cole REIT Advisors IV, LLC (“CR IV Advisors”), an affiliate of the Company’s sponsor, Cole Capital®, which is a trade name used to refer to a group of affiliated entities directly or indirectly controlled by VEREIT, Inc. (“VEREIT”), a widely-held public company whose shares of common stock are listed on the New York Stock Exchange (NYSE: VER). VEREIT indirectly owns and/or controls our external advisor, CR IV Advisors, the dealer manager for our Offering (as defined below), Cole Capital Corporation (“CCC”), our property manager, CREI Advisors, LLC (“CREI Advisors”), and our sponsor, Cole Capital.
Cole Capital has sponsored various real estate investment programs. CR IV Advisors, pursuant to an advisory agreement with us, is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf. Pursuant to the advisory agreement, CR IV Advisors has fiduciary obligations to us and our stockholders. Our charter provides that our independent directors are responsible for reviewing the performance of CR IV Advisors and determining whether the compensation paid to CR IV Advisors and its affiliates is reasonable. The advisory agreement with CR IV Advisors has a term that is reconsidered for renewal on an annual basis by our board of directors.
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
In addition, we registered 26.0 million shares of common stock under the DRIP pursuant to a Registration Statement on Form S-3 under the Securities Act (Registration No. 333-192958) (the “DRIP Offering” and collectively with the Offering, the “Offerings”), which was filed with the SEC on December 19, 2013 and automatically became effective with the SEC upon filing. We will continue to issue shares of common stock under the DRIP Offering. As of December 31, 2015, we had issued approximately 317.9 million shares of our common stock in the Offerings for gross offering proceeds of $3.2 billion before organization and offering costs, selling commissions and dealer manager fees of $306.0 million.
We invest primarily in income-producing necessity retail properties that are single-tenant or multi-tenant “power centers,” which are leased to national and regional creditworthy tenants under long-term net leases, and are strategically located throughout the United States and U.S. protectorates. We consider necessity retail properties to be properties leased to retail tenants that attract consumers for everyday needs, such as pharmacies, home improvement stores, national superstores, restaurants and regional retailers. Power centers are multi-tenant properties that are anchored by one or more large national, regional or local retailers. We expect that our retail properties typically will be subject to long-term triple-net or double-net leases, which means the tenant will be obligated to pay for most of the expenses of maintaining the property.
As of December 31, 2015, we owned 871 properties, comprising 25.2 million rentable square feet of commercial space located in 45 states. As of December 31, 2015, the rentable space at these properties was 98.5% leased. In addition, through an unconsolidated joint venture arrangement, we had an interest in one property comprising 176,000 rentable square feet of commercial space as of December 31, 2015.

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

Our charter requires that our independent directors review our investment policies, described below, at least annually to determine that our policies are in the best interests of our stockholders. Except to the extent that investment policies and limitations are included in our charter, our board of directors may revise our investment policies without the approval of our stockholders. Investment policies that are provided in our charter may only be amended by a vote of stockholders holding a majority of our outstanding shares, unless the amendments do not adversely affect the rights, preferences and privileges of our stockholders.
Acquisition and Investment Policies
Types of Real Estate Investments
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
For over three decades, our sponsor, Cole Capital, has developed and utilized this investment approach in acquiring and managing core commercial real estate assets primarily in the retail sector, but also in the office and industrial sectors as well. We believe that our sponsor’s experience in assembling real estate portfolios, which principally focus on national and regional creditworthy tenants subject to long-term leases, provides us with a competitive advantage. In addition, our sponsor has built a business of approximately 350 employees who are experienced in the various aspects of acquiring, financing and managing commercial real estate, and we believe that our access to these resources provides us with a competitive advantage.
We have and may continue to invest in other income-producing properties, such as office and industrial properties, which may share certain core characteristics with our retail investments, such as a principal creditworthy tenant, a long-term net lease, and a strategic location. We believe investments in these types of office and industrial properties are consistent with our goal of providing investors with a stable stream of current income and an opportunity for capital appreciation.
Many of our properties are, and we anticipate future properties will be, leased to tenants in the chain or franchise retail industry, including, but not limited to, convenience stores, drug stores and restaurant properties, as well as leased to large national retailers as stand alone properties or as part of so-called “power centers,” which are anchored by national, regional or local retailers. CR IV Advisors will monitor industry trends and identify properties on our behalf that serve to provide a favorable return balanced with risk. Our management primarily targets regional or national name brand retail businesses with established track records. We generally intend to hold each property for a period in excess of seven years.
We believe that our general focus on the acquisition of a large number of single-tenant and multi-tenant necessity retail properties net leased to creditworthy tenants presents lower investment risks and greater stability than other sectors of today’s commercial real estate market. By acquiring a large number of single-tenant and multi-tenant retail properties, we believe that lower than expected results of operations from one or a few investments will not necessarily preclude our ability to realize our investment objective of cash flow from our overall portfolio. We believe this approach can result in less risk to investors than an investment approach that targets other asset classes. In addition, we believe that retail properties under long-term triple-net and double-net leases offer a distinct investment advantage since these properties generally require less management and operating capital, have less recurring tenant turnover and, with respect to single-tenant properties, often offer superior locations that are less dependent on the financial stability of adjoining tenants. In addition, since we acquire properties that are geographically diverse, we expect to minimize the potential adverse impact of economic slow downs or downturns in local markets. Our management believes that a portfolio consisting of both freestanding, single-tenant retail properties and multi-tenant retail properties anchored by large national, regional or local retailers will enhance our liquidity opportunities for investors by making the sale of individual properties, multiple properties or our investment portfolio as a whole attractive to institutional investors and by making a possible listing of our shares attractive to the public investment community.

To the extent feasible, we seek to achieve a well-balanced portfolio diversified by geographic location, age and lease maturities of the various properties. We pursue properties leased to tenants representing a variety of retail industries to avoid concentration in any one industry. We also are diversified between national, regional and local brands. We generally target properties with lease terms in excess of ten years. We have acquired and may continue to acquire properties with shorter lease terms if the property is in an attractive location, is difficult to replace, or has other significant favorable attributes. We expect that these investments will provide long-term value by virtue of their size, location, quality and condition, and lease characteristics.
There is no limitation on the number, size or type of properties that we may acquire, or on the percentage of net proceeds of the Offerings that may be invested in a single property. The number and mix of properties comprising our portfolio will depend upon real estate market conditions and other circumstances existing at the time we acquire properties. We will not forgo a high-quality investment because it does not precisely fit our expected portfolio composition. See “— Other Possible Investments” below for a description of other types of real estate and real estate-related investments we may make.
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
Moody’s ratings are forward-looking opinions of future relative creditworthiness, which consider, but are not limited to, franchise value, financial statement analysis and management quality. The rating given to a debt obligation describes the level of risk associated with receiving full and timely payment of principal and interest on that specific debt obligation and how that risk compares with that of all other debt obligations. The rating, therefore, provides one measure of the ability of a company to generate cash in the future.
A Moody’s debt rating of Baa3, which is the lowest investment grade rating given by Moody’s, is assigned to companies which, in Moody’s opinion, are subject to moderate credit risk and as such may possess certain speculative characteristics. A Moody’s debt rating of AAA, which is the highest investment grade rating given by Moody’s, is assigned to companies which, in Moody’s opinion, are of the highest quality and subject to the lowest level of credit risk.
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

While we will utilize ratings by Moody’s and Standard & Poor’s as one factor in determining whether a tenant is creditworthy, CR IV Advisors will also consider other factors in determining whether a tenant is creditworthy for the purpose of meeting our investment objectives. CR IV Advisors’ underwriting process will also consider other information provided by third-party analytical services, such as Moody’s CreditEdge, along with CR IV Advisors’ own analysis of the financial condition of the tenant and/or the guarantor, the operating history of the property with the tenant, the tenant’s market share and track record within the tenant’s industry segment, the general health and outlook of the tenant’s industry segment, the strength of the tenant’s management team and the terms and length of the lease at the time of the acquisition.
Description of Leases
We expect, in most instances, to continue to acquire tenant properties with existing double-net or triple-net leases. “Net” leases means leases that typically require tenants to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, maintenance, insurance and building repairs related to the property, in addition to the lease payments. Triple-net leases typically require the tenant to pay all costs associated with a property in addition to the base rent and percentage rent, if any, including capital expenditures for the roof and the building structure. Double-net leases typically hold the landlord responsible for the capital expenditures for the roof and structure, while the tenant is responsible for all lease payments and remaining operating expenses associated with the property. Double-net and triple-net leases help ensure the predictability and stability of our expenses, which we believe will result in greater predictability and stability of our cash distributions to stockholders. Not all of our leases will be net leases. In respect of multi-tenant properties, we expect to continue to have a variety of lease arrangements with the tenants of these properties. Since each lease is an individually negotiated contract between two or more parties, each lease will have different obligations of both the landlord and tenant. Many large national tenants have standard lease forms that generally do not vary from property to property. We will have limited ability to revise the terms of leases to those tenants. We have acquired and may continue to acquire properties subject to “gross” leases. “Gross” leases means leases that typically require the tenant to pay a flat rental amount and we would pay for all property charges regularly incurred as a result of our owning the property. When spaces in a property become vacant, existing leases expire, or we acquire properties under development or requiring substantial refurbishment or renovation, we anticipate entering into “net” leases.
We anticipate that a majority of our future acquisitions will have lease terms of ten years or more. We have acquired and may continue to acquire properties under which the lease term has partially expired. We also may acquire properties with shorter lease terms if the property is in an attractive location, if the property is difficult to replace, or if the property has other significant favorable real estate attributes. Under most commercial leases, tenants are obligated to pay a predetermined annual base rent. Some of the leases also contain provisions that increase the amount of base rent payable at points during the lease term. We expect that many of our leases will contain periodic rent increases. Generally, the leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. Tenants will be required to provide proof of insurance by furnishing a certificate of insurance to CR IV Advisors on an annual basis. The insurance certificates will be tracked and reviewed for compliance by CR IV Advisors personnel responsible for property and risk management. As a precautionary measure, we may obtain, to the extent available, secondary liability insurance, as well as loss of rents insurance that covers one year of annual rent in the event of a rental loss.
Some leases require that we procure insurance for both commercial general liability and property damage; however, generally the premiums are fully reimbursable from the tenant. In such instances, the policy will list us as the named insured and the tenant as the additional insured.
In general, if a lease is assigned or subleased, the original tenant remains fully liable under the lease unless we release that original tenant from its obligations.
We may enter into sale-leaseback transactions, pursuant to which we purchase properties and lease them back to the sellers of such properties. While we intend to use our best efforts to structure any such sale-leaseback transaction so that the lease will be characterized as a “true lease” and so that we are treated as the owner of the property for federal income tax purposes, the Internal Revenue Service could challenge this characterization. In the event that any sale-leaseback transaction is re-characterized as a financing transaction for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed, and in certain circumstances, we could lose our REIT status.
Real Estate Investment Decisions
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
CR IV Advisors procures and reviews an independent valuation estimate on each and every proposed investment. In addition, CR IV Advisors, to the extent such information is available, considers the following:

•	tenant rolls and tenant creditworthiness;

•	a property condition report;

•	unit level store performance;

•	property location, visibility and access;

•	age of the property, physical condition and curb appeal;

•	neighboring property uses;

•	local market conditions including vacancy rates;

•	area demographics, including trade area population and average household income;

•	neighborhood growth patterns and economic conditions;

•	presence of nearby properties that may positively or negatively impact store sales at the subject property; and

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
•projected net cash flow yield; and
•projected internal rates of return.
Our board of directors has adopted a policy to prohibit acquisitions from affiliates of CR IV Advisors unless a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction determine that the transaction is fair and reasonable to us and certain other conditions are met. See the section captioned “— Acquisition of Properties from Affiliates of CR IV Advisors” below.
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
We have and may continue to enter into purchase and sale arrangements with a seller or developer of a suitable property under development or construction. In such cases, we are obligated to purchase the property at the completion of construction, provided that the construction conforms to definitive plans, specifications, and costs approved by us in advance. In such cases, prior to our acquiring the property, we generally receive a certificate of an architect, engineer or other appropriate party, stating that the property complies with all plans and specifications. If renovation or remodeling is required prior to the purchase of a property, we expect to pay a negotiated maximum amount to the seller upon completion.
In determining whether to purchase a particular property, we may obtain an option to purchase such property. The amount paid for an option, if any, normally is forfeited if the property is not purchased and credited against the purchase price if the property is purchased.
In the purchasing, leasing and developing of properties, we are subject to risks generally incident to the ownership of real estate. Refer to Part I, Item 1A. Risk Factors — General Risks Related to Investments in Real Estate included elsewhere in this Annual Report on Form 10-K.
Ownership Structure
Our investments in real estate generally take the form of holding fee title or a long-term leasehold estate. We have acquired, and expect to continue to acquire, such interests either directly through our operating partnership or indirectly through limited liability companies, limited partnerships or other entities owned and/or controlled by us or our operating partnership. We have acquired and may continue to acquire properties by acquiring the entity that holds the desired properties. We also have acquired and may continue to acquire properties through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with third parties, including the developers of the properties or affiliates of CR IV Advisors. See the section captioned “— Joint Venture Investments” below.
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
CR IV Advisors’ officers and key persons may have conflicts of interest in determining which program sponsored by Cole Capital should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, CR IV Advisors’ officers and key persons may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Since some or all of CR IV Advisors’ officers and key persons will also advise the affiliated co-venturer, agreements and transactions between us and VEREIT or any other real estate programs sponsored by Cole Capital will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceed the percentage of our investment in the joint venture.
We may enter into joint ventures with VEREIT, other real estate programs sponsored by Cole Capital, or with CR IV Advisors, one or more of our directors, or any of their respective affiliates, only if a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction approve the transaction as being fair and reasonable to us and on substantially the same terms and conditions as those received by unaffiliated joint venturers, and the cost of our investment must be supported by a current third-party appraisal of the asset.

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
In the event that we elect to engage in development or construction projects, in order to help ensure performance by the builders of properties that are under construction, completion of such properties will be guaranteed at the contracted price by a completion guaranty, completion bond or performance bond. CR IV Advisors may rely upon the substantial net worth of the contractor or developer or a personal guarantee accompanied by financial statements showing a substantial net worth provided by an affiliate of the person entering into the construction or development contract as an alternative to a completion bond or performance bond. Development of real estate properties is subject to risks relating to a builder’s ability to control construction costs or to build in conformity with plans, specifications and timetables. Refer to Part I, Item 1A. Risk Factors — General Risks Related to Investments in Real Estate included elsewhere in this Annual Report on Form 10-K.
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
Investing in and Originating Loans. The criteria that CR IV Advisors will use in making or investing in loans on our behalf are substantially the same as those involved in acquiring properties for our portfolio. We do not intend to make loans to other persons, to underwrite securities of other issuers or to engage in the purchase and sale of any types of investments other than those relating to real estate. However, unlike our property investments, which we expect to hold in excess of seven years, we expect that the average duration of loans will typically be one to five years.

We do not expect to make or invest in loans that are not directly or indirectly secured by real estate. We will not make or invest in mortgage loans on any one property if the aggregate amount of all mortgage loans outstanding on the property, including our loan, would exceed an amount equal to 85% of the appraised value of the property, as determined by an independent third-party appraiser, unless we find substantial justification due to other underwriting criteria. We may find such justification in connection with the purchase of loans in cases in which we believe there is a high probability of our foreclosure upon the property in order to acquire the underlying assets and in which the cost of the loan investment does not exceed the fair market value of the underlying property. We will not invest in or make loans unless an appraisal has been obtained concerning the underlying property, except for those loans insured or guaranteed by a government or government agency. In cases in which a majority of our independent directors so determine, and in the event the transaction is with our sponsor, CR IV Advisors, any of our directors or their respective affiliates, the appraisal will be obtained from a certified independent appraiser in order to support its determination of fair market value.
We may invest in first, second and third mortgage loans, mezzanine loans, bridge loans, wraparound mortgage loans, construction mortgage loans on real property and loans on leasehold interest mortgages. However, we will not make or invest in any loans that are subordinate to any mortgage or equity interest of CR IV Advisors or any of its or our affiliates. We also may invest in participations in mortgage loans. A mezzanine loan is a loan made in respect of certain real property but is secured by a lien on the ownership interests of the entity that, directly or indirectly, owns the real property. A bridge loan is short-term financing for an individual or business, until permanent or the next stage of financing can be obtained. Second mortgage and wraparound loans are secured by second or wraparound deeds of trust on real property that is already subject to prior mortgage indebtedness. A wraparound loan is one or more junior mortgage loans having a principal amount equal to the outstanding balance under the existing mortgage loan, plus the amount actually to be advanced under the wraparound mortgage loan. Under a wraparound loan, we would generally make principal and interest payments on behalf of the borrower to the holders of the prior mortgage loans. Third mortgage loans are secured by third deeds of trust on real property that is already subject to prior first and second mortgage indebtedness. Construction loans are loans made for either original development or renovation of property. Construction loans in which we would generally consider an investment would be secured by first deeds of trust on real property for terms of six months to two years. Loans on leasehold interests are secured by an assignment of the borrower’s leasehold interest in the particular real property. These loans are generally for terms of six months to 15 years. The leasehold interest loans are either amortized over a period that is shorter than the lease term or have a maturity date prior to the date the lease terminates. These loans would generally permit us to cure any default under the lease. Participations in mortgage loans are investments in partial interests of mortgages of the type described above that are made and administered by third-party mortgage lenders.
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
At the same time, CR IV Advisors believes in utilizing leverage in a moderate fashion. While there is no limitation on the amount we may borrow against any single improved property, our charter limits our aggregate borrowings to 75% of the cost of our gross assets (or 300% of net assets) (before deducting depreciation or other non-cash reserves) unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. Consistent with CR IV Advisors’ approach toward the moderate use of leverage, our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. Our advisor has set a target leverage ratio of 40% to 50% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets. As of December 31, 2015, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate assets net of gross intangible lease liabilities, was 44%.

CR IV Advisors uses its best efforts to obtain financing on the most favorable terms available to us. CR IV Advisors has substantial discretion with respect to the financing we obtain, subject to our borrowing policies, which have been approved by our board of directors. Under certain limited circumstances, lenders may have recourse to assets not securing the repayment of the indebtedness. CR IV Advisors may elect to refinance properties during the term of a loan, but we expect this would occur only in limited circumstances, such as when a decline in interest rates makes it beneficial to prepay an existing mortgage, when an existing mortgage matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase such investment. The benefits of the refinancing may include increased cash flow resulting from reduced debt service requirements and an increase in property ownership if some refinancing proceeds are reinvested in real estate.
Our ability to increase our diversification through borrowing may be adversely impacted if banks and other lending institutions reduce the amount of funds available for loans secured by real estate. When interest rates on mortgage loans are high or financing is otherwise unavailable on a timely basis, we have purchased, and may continue to purchase, properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time. To the extent that we do not obtain mortgage loans on our properties, our ability to acquire additional properties will be restricted and we may not be able to adequately diversify our portfolio. Refer to Part I, Item 1A. Risk Factors — Risks Associated with Debt Financing included elsewhere in this Annual Report on Form 10-K.
We may not borrow money from any of our directors, Cole Capital, CR IV Advisors or any of their affiliates unless such loan is approved by a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to us than a comparable loan between unaffiliated parties.
Disposition Policies
We intend to hold each property we acquire for an extended period, generally in excess of seven years. Holding periods for other real estate-related investments may vary. Regardless of intended holding periods, circumstances might arise that could cause us to determine to sell an asset before the end of the expected holding period if we believe the sale of the asset would be in the best interests of our stockholders. The determination of whether a particular asset should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing and projected economic conditions, current tenant rolls and tenant creditworthiness, whether we could apply the proceeds from the sale of the asset to make other investments, whether disposition of the asset would increase cash flow, and whether the sale of the asset would be a prohibited transaction under the Internal Revenue Code or otherwise impact our status as a REIT for federal income tax purposes. The selling price of a property that is net leased will be determined in large part by the amount of rent payable under the lease. If a tenant has a repurchase option at a formula price, we may be limited in realizing any appreciation. In connection with our sales of properties, we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale. During the year ended December 31, 2015, we sold one undeveloped land parcel for a gross sales price of $1.1 million, resulting in net cash proceeds of $1.0 million and a loss of $108,000.
Acquisition of Properties from Affiliates of CR IV Advisors
We may acquire properties or interests in properties from, or in co-ownership arrangements with, entities affiliated with CR IV Advisors, including properties acquired from affiliates of CR IV Advisors engaged in construction and development of commercial real properties. We will not acquire any property from an affiliate of CR IV Advisors unless a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction determine that the transaction is fair and reasonable to us. The purchase price that we will pay for any property we acquire from affiliates of CR IV Advisors, including property developed by an affiliate of CR IV Advisors as well as property held by such an affiliate that has already been developed, will not exceed the current appraised value of the property. In addition, the price of the property we acquire from an affiliate of CR IV Advisors may not exceed the cost of the property to the affiliate, unless a majority of our directors (including a majority of our independent directors) determine that substantial justification for the excess exists and the excess is reasonable. During the year ended December 31, 2015, we did not purchase any properties from affiliates of our advisor.
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
Our independent directors have an obligation to act on our behalf and on behalf of our stockholders in all situations in which a conflict of interest may arise.
We are subject to conflicts of interest arising out of our relationship with VEREIT, which also has investment objectives, targeted assets, and legal obligations similar to ours.
Interests in Other Real Estate Programs and Other Concurrent Offerings
Affiliates of CR IV Advisors act as an advisor to, and our chief financial officer and chief executive officer act as executive officers of, Cole Credit Property Trust V, Inc. (“CCPT V”), Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”) and Cole Real Estate Income Strategy (Daily NAV), Inc. (“Cole Income NAV Strategy”), all of which are public, non-traded REITs distributed and managed by affiliates of CR IV Advisors. In addition, all of these REITs primarily focus on the acquisition and management of commercial properties subject to long term net leases to creditworthy tenants. VEREIT and CCPT V, like us, focus primarily on the retail sector, while CCIT II focuses primarily on the office and industrial sectors and Cole Income NAV Strategy focuses primarily on commercial properties in the retail, office and industrial sectors. The investment strategy used by each REIT would permit them to purchase certain properties that also may be suitable for our portfolio. Former programs sponsored, distributed and managed by affiliates of CR IV Advisors were: Cole Corporate Income Trust, Inc. (“CCIT”), which merged with Select Income REIT, an unaffiliated publicly-listed REIT, on January 28, 2015; Cole Credit Property Trust, Inc. (“CCPT I”), which merged with VEREIT on May 19, 2014; and Cole Credit Property Trust II, Inc. (“CCPT II”), which merged with Spirit Realty Capital, Inc., an unaffiliated publicly-listed REIT, on July 17, 2013.
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
VEREIT and any real estate program sponsored by Cole Capital, whether or not currently existing, could compete with us in the sale or operation of our assets. We will seek to achieve any operating efficiencies or similar savings that may result from affiliated management of competitive assets. However, to the extent such programs own or acquire property that is adjacent, or in close proximity, to a property we own, our property may compete with such other program’s property for tenants or purchasers.
Although our board of directors has adopted a policy limiting the types of transactions that we may enter into with CR IV Advisors and its affiliates, including VEREIT and other real estate programs sponsored by Cole Capital, we may enter into certain such transactions, which are subject to inherent conflicts of interest. Similarly, joint ventures involving affiliates of CR IV Advisors also give rise to conflicts of interest. In addition, our board of directors may encounter conflicts of interest in enforcing our rights against any affiliate of CR IV Advisors in the event of a default by or disagreement with an affiliate or in invoking powers, rights or options pursuant to any agreement between us and CR IV Advisors, any of its affiliates, VEREIT or another real estate program sponsored by Cole Capital.
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
In addition, each of our executive officers also serves as an officer and/or director of CR IV Advisors, our property manager, and/or other affiliated entities. As a result, these individuals owe duties to these other entities, as applicable, which may conflict with the duties that they owe to us and our stockholders.
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
A transaction involving the purchase or sale of properties, or the purchase or sale of any other real estate-related investment will likely result in the receipt of fees and other compensation by CR IV Advisors and its affiliates, including acquisition and advisory fees, disposition fees and the possibility of subordinated performance fees. Subject to oversight by our board of directors, CR IV Advisors will continue to have considerable discretion with respect to all decisions relating to the terms and timing of all transactions. Therefore, CR IV Advisors may have conflicts of interest concerning certain actions taken on our behalf, particularly due to the fact that acquisition fees will generally be based on the cost of the investment and payable to CR IV Advisors and its affiliates regardless of the quality of the properties acquired. The advisory fees are based on the estimated value of our investments regardless of the quality of the properties acquired or services provided to us. Basing acquisition fees and advisory fees on the estimated value of our investments may influence CR IV Advisors’ decisions relating to property acquisitions.
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
We reimburse CR IV Advisors and its affiliates for expenses incurred in connection with its provision of administrative, acquisition, property management, asset management, financing, accounting and investor relation services, including personnel costs, subject to certain limitations. During the years ended December 31, 2015, 2014 and 2013, $9.7 million, $7.3 million and $6.2 million, respectively, were recorded for reimbursement of services provided by CR IV Advisors and its affiliates in connection with the acquisition, management, and financing of our assets. In addition, during the years ended December 31, 2014 and 2013, $7.3 million and $36.2 million, respectively, were recorded for the reimbursement of certain third-party and personnel costs allocated in connection with the issuance of shares pursuant to the Offering. No amounts were recorded for the reimbursement of certain third-party and personnel costs allocated in connection with the issuance of shares pursuant to the Offering during the year ended December 31, 2015.
Reportable Segment
We operate on a consolidated basis in our commercial properties segment. See Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements in this Annual Report on Form 10-K.
Competition
As we purchase properties, we are in competition with other potential buyers for the same properties and may have to pay more to purchase the property than if there were no other potential acquirers or we may have to locate another property that meets our investment criteria. Regarding the leasing efforts of our owned properties, the leasing of real estate is highly competitive in the current market, and we may continue to experience competition for tenants from owners and managers of competing projects. As a result, we may have to provide free rent, incur charges for tenant improvements, or offer other inducements, or we might not be able to timely lease the space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we may also be in competition with sellers of similar properties to locate suitable purchasers for our properties. See the section captioned “— Conflicts of Interest” above.

Property Concentrations
As of December 31, 2015, no single tenant accounted for greater than 10% of our 2015 gross annualized rental revenues. We had certain geographic concentrations in our property holdings. In particular, as of December 31, 2015, 77 of our properties were located in California, which accounted for 11% of our 2015 gross annualized rental revenues. In addition, we have tenants in the discount store and pharmacy industries, which comprised 14% and 11%, respectively, of our 2015 gross annualized rental revenues. See Part I, Item 2. Properties of this Annual Report on Form 10-K for additional information regarding the geographic concentration of our properties.
Environmental Matters
In connection with the ownership and operation of real estate, we may potentially be liable for costs and damages related to environmental matters. We may own certain properties that are subject to environmental remediation. Generally, the seller of the property, the tenant of the property and/or another third party has been identified as the responsible party for environmental remediation costs related to the respective property subject to environmental remediation. Additionally, in connection with the purchase of certain properties, the respective sellers and/or tenants may agree to indemnify us against future remediation costs. In addition, we also carry environmental liability insurance on our properties that provides limited coverage for remediation liability and/or pollution liability for third-party bodily injury and/or property damage claims for which the Company may be liable.
We generally will not purchase any property unless and until we also obtain what is generally referred to as a “Phase I” environmental site assessment and are generally satisfied with the environmental status of the property. However, we may purchase a property without obtaining such assessment if our advisor determines the assessment is not necessary because there is an existing recent Phase I environmental site assessment. A Phase I environmental site assessment generally consists of a visual survey of the building and the property in an attempt to identify areas of potential environmental concerns, visually observing neighboring properties to assess surface conditions or activities that may have an adverse environmental impact on the property, interviewing the key site manager and/or property owner, contacting local governmental agency personnel and performing an environmental regulatory database search in an attempt to determine any known environmental concerns in, and in the immediate vicinity of, the property. A Phase I environmental site assessment does not generally include any sampling or testing of soil, ground water or building materials from the property and may not reveal all environmental hazards on a property.
In the event the Phase I environmental site assessment uncovers potential environmental problems with a property, our advisor will determine whether we will pursue the investment opportunity and whether we will have a “Phase II” environmental site assessment performed. The factors we may consider in determining whether to conduct a Phase II environmental site assessment include, but are not limited to, (1) the types of operations conducted on the property and surrounding property, (2) the time, duration and materials used during such operations, (3) the waste handling practices of any tenants or property owners, (4) the potential for hazardous substances to be released into the environment, (5) any history of environmental law violations on the subject property and surrounding property, (6) any documented environmental releases, (7) any observations from the consultant that conducted the Phase I environmental site assessment, and (8) whether any party (i.e., surrounding property owners, prior owners or tenants) may be responsible for addressing the environmental conditions. We will determine whether to conduct a Phase II environmental site assessment on a case by case basis.
We are not aware of any environmental matters which we believe are reasonably likely to have a material effect on our results of operations, financial condition or liquidity.
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
Investors should carefully consider the following factors, together with all the other information included in this Annual Report on Form 10-K, in evaluating the Company and our business. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected, and stockholders may lose all or part of their investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
Risks Related to Our Business
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
You should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stages of development. To be successful in this market, we and our advisor must, among other things:

•	identify and acquire investments that further our investment objectives;

•	increase awareness of the Cole Credit Property Trust IV, Inc. name within the investment products market;

•	rely on our advisor and its affiliates to attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	respond to competition for our targeted real estate and other investments;

•	rely on our advisor and its affiliates to continue to build and expand our operations structure to support our business; and

•	be continuously aware of, and interpret, marketing trends and conditions.
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
There is no public market for our common stock and there may never be one. In addition, although we presently intend to consider alternatives for providing liquidity for our stockholders beginning five to seven years following the termination of our initial public offering, we do not have a fixed date or method for providing stockholders with liquidity. We expect that our board of directors will make that determination in the future based, in part, upon advice from our advisor. If you are able to find a buyer for your shares, you will likely have to sell them at a substantial discount to your purchase price. It also is likely that your shares would not be accepted as the primary collateral for a loan. Therefore, shares of our common stock should be considered illiquid and a long-term investment, and our stockholders must be prepared to hold their shares of our common stock for an indefinite length of time.
You are limited in your ability to sell your shares pursuant to our share redemption program and may have to hold your shares for an indefinite period of time.
Our share redemption program includes numerous restrictions that limit your ability to sell your shares. Generally, you will be required to have held your shares for at least one year in order to participate in our share redemption program, and subject to funds being available, we will limit the number of shares redeemed pursuant to our share redemption program to no more than 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemption is being paid. In addition, we intend to limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter, and funding for redemptions for each quarter generally will be limited to the net proceeds we receive from the sale of shares in the respective quarter under our DRIP. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. Our board of directors may amend the terms of, suspend, or terminate our share redemption program without stockholder approval upon 30 days prior notice, and our management may reject any request for redemption. These restrictions severely limit your ability to sell your shares should you require liquidity, and limit your ability to recover the value you invested or the fair market value of your shares.
Our estimated value per share is an estimate as of a given point in time and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved or completed a merger or other sale of the Company.
Based on the recommendation from the audit committee of the Company’s board of directors, on September 27, 2015, the board of directors, including all of its independent directors, approved and established an estimated value per share of the Company’s common stock of $9.70 based on an estimated market value of the Company’s assets less the estimated market value of the Company’s liabilities, divided by the number of shares outstanding, as of August 31, 2015. The Company is providing this estimated value per share to assist broker-dealers that participated in the Company’s public offering in meeting their customer account statement reporting obligations under NASD Rule 2340. This is the first time that our board of directors has determined an estimated value per share of the Company’s common stock. Subsequent estimates of our per share value will be done at least annually.
As with any valuation methodology, the methodology used by our board of directors in reaching an estimate of the value of our shares is based upon a number of estimates, assumptions, judgments and opinions that may, or may not, prove to be correct. The use of different estimates, assumptions, judgments or opinions may have resulted in significantly different estimates of the value of our shares. In addition, our board of directors’ estimate of share value is not based on the book values of the Company’s real estate, as determined by generally accepted accounting principles, as the Company’s book value for most real estate is based on the amortized cost of the property, subject to certain adjustments. Furthermore, in reaching an estimate of the value of the Company’s shares, our board of directors did not include, among other things, a discount for debt that may include a prepayment obligation or a provision precluding assumption of the debt by a third party. As a result, there can be no assurance that:

•	stockholders will be able to realize the estimated share value upon attempting to sell their shares;

•
the Company will be able to achieve, for its stockholders, the estimated value per share upon a listing of the Company’s shares of common stock on a national securities exchange, a merger of the Company, or a sale of the Company’s portfolio; or

•
the estimated share value, or the methodology relied upon by the board of directors to estimate the share value, will be found by any regulatory authority to comply with ERISA, the Internal Revenue Code or other regulatory requirements.

Furthermore, the estimated per share value was calculated as of a particular point in time. The value of the Company’s shares will fluctuate over time as a result of, among other things, developments related to individual assets and responses to the real estate and capital markets. The estimated per share value is an estimate as of a given point in time and likely will not represent the amount of net proceeds that would result from an immediate sale of our assets.
We may be unable to pay or maintain cash distributions or increase distributions over time.
There are many factors that can affect the availability and timing of cash distributions to our stockholders. Distributions are based primarily on cash flow from operations. The amount of cash available for distributions is affected by many factors, such as the performance of our advisor in selecting investments for us to make, selecting tenants for our properties and securing financing arrangements, our ability to buy properties, the amount of rental income from our properties, and our operating expense levels, as well as many other variables. We may not always be in a position to pay distributions to you and any distributions we do make may not increase over time. In addition, our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to our stockholders. There also is a risk that we may not have sufficient cash flow from operations to fund distributions required to qualify as a REIT or maintain our REIT status.
We have paid, and may continue to pay, distributions from sources other than cash flow from operations, which may reduce the amount of capital we ultimately invest in real estate and may negatively impact the value of your investment.
To the extent that cash flow from operations has been or is insufficient to fully cover our distributions to our stockholders, we have paid, and may continue to pay, some of our distributions from sources other than cash flow from operations. Such sources may include borrowings, proceeds from asset sales or the sale of our securities in this or future offerings. We have no limits on the amounts we may pay from sources other than cash flow from operations. The payment of distributions from sources other than cash provided by operating activities may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds, and may cause subsequent investors to experience dilution. This may negatively impact the value of your investment in our common stock.
During the year ended December 31, 2015 we paid distributions of $192.9 million, including $112.2 million through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the year ended December 31, 2015 was $182.9 million and reflected a reduction for real estate acquisition-related expenses incurred of $15.5 million, in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We treat our real estate acquisition related expenses as funded by proceeds from the Offerings, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock for the year ended December 31, 2015 are considered a source of our distributions to the extent that real estate acquisition-related expenses have reduced net cash flows provided by operating activities. Therefore, for consistency, proceeds from the issuance of common stock for the year ended December 31, 2015 are considered a source of our distributions to the extent that real estate acquisition-related expenses have reduced net cash flows provided by operating activities. As such our 2015 distributions were covered by net cash provided by operating activities of $182.9 million, or 95%, and proceeds from the issuance of notes payable of $10.0 million, or 5%.
Because we have paid, and may continue to pay, distributions from sources other than our cash flows from operations, distributions at any point in time may not reflect the current performance of our properties or our current operating cash flows.
Our organizational documents permit us to make distributions from any source, including the sources described in the risk factor above. Because the amount we pay out in distributions may exceed our earnings and our cash flow from operations, distributions may not reflect the current performance of our properties or our current operating cash flows. To the extent distributions exceed cash flow from operations, distributions may be treated as a return of your investment and could reduce your basis in our common stock. A reduction in a stockholder’s basis in our common stock could result in the stockholder recognizing more gain upon the disposition of his or her shares, which in turn could result in greater taxable income to such stockholder.
We have experienced losses in the past, and we may experience additional losses in the future.

Historically, we have experienced net losses (calculated in accordance with GAAP) and we may not be profitable or realize growth in the value of our investments. Many of our losses can be attributed to start-up costs, depreciation and amortization, as well as acquisition expenses incurred in connection with purchasing properties or making other investments. The extent of our future operating losses and the timing of when we will achieve profitability are uncertain, and together depend on the demand for, and value of, our portfolio of properties. We may never achieve or sustain profitability. For a further discussion of our operational history and the factors affecting our losses, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Annual Report on Form 10-K and our accompanying consolidated financial statements and notes thereto.
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
It may be difficult to accurately reflect material events that may impact the estimated value of our shares between valuations and, accordingly, we may be selling shares in our DRIP and repurchasing shares at too high or too low a price.
Our independent valuer will calculate an estimate of the market value of our principal real estate and real estate-related assets, and our board of directors will determine the net value of our real estate and real estate-related assets and liabilities taking into consideration such estimate provided by the independent valuer. Since each property might be valued only annually, there may be changes in the course of the year that are not fully reflected in the most recent estimated per share value. As a result, the published per share value may not fully reflect changes in value that may have occurred since the prior valuation.
Furthermore, our advisor will monitor our portfolio, but it may be difficult to reflect changing market conditions or material events that may impact the value of our portfolio between valuations, or to obtain timely or complete information regarding any such events. Therefore, the per share value published before the announcement of an extraordinary event may differ significantly from our actual net asset value until such time as sufficient information is available and analyzed, the financial impact is fully evaluated, and the appropriate adjustment is made to our estimated per share value, as determined by our board of directors. Any resulting disparity may be to the detriment of a stockholder who purchases our shares in our DRIP or a stockholder selling shares pursuant to our share redemption program.
Our success depends to a significant degree upon certain key personnel of our advisor. If our advisor loses or is unable to attract and retain key personnel, our ability to achieve our investment objectives could be delayed or hindered, which could adversely affect our ability to pay distributions to you and the value of your investment.
Our success depends to a significant degree upon the contributions of certain executive officers and other key personnel of our sponsor and our advisor. Our sponsor underwent several changes in management in the past year. We cannot guarantee that all of these key personnel, or any particular person, will remain affiliated with us, our sponsor and/or our advisor. If any of our key personnel were to cease their affiliation with our advisor, our operating results could suffer. We believe that our future success depends, in large part, upon our advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that our sponsor or advisor will be successful in attracting and retaining such skilled personnel. If our advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.
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
If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity and we may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. Additionally, upon any internalization of our advisor, certain key personnel may not remain with our advisor, but will instead remain employees of our sponsor or its affiliates.
Our participation in a co-ownership arrangement could subject us to risks that otherwise may not be present in other real estate investments, which could result in litigation or other potential liabilities that could increase our costs and negatively affect our results of operations.
From time to time, we enter in co-ownership arrangements with respect to properties. Co-ownership arrangements involve risks generally not otherwise present with an investment in real estate and could result in litigation or other potential liabilities, such as the following:

•	the risk that a co-owner may at any time have economic or business interests or goals that are or become inconsistent with our business interests or goals;

•	the risk that a co-owner may be in a position to take action contrary to our instructions or requests or our policies or objectives or status as a REIT;

•
the possibility that an individual co-owner might become insolvent or bankrupt, or otherwise default under any mortgage loan financing documents applicable to the property, which may constitute an event of default under all of the applicable mortgage loan financing documents, result in a foreclosure and the loss of all or a substantial portion of the investment made by the co-owner, or allow the bankruptcy court to reject the agreements entered into by the co-owners owning interests in the property;

•
the possibility that a co-owner might not have adequate liquid assets to make cash advances that may be required in order to fund operations, maintenance and other expenses related to the property, which could result in the loss of current or prospective tenants and otherwise adversely affect the operation and maintenance of the property, could cause a default under any mortgage loan financing documents applicable to the property and result in late charges, penalties and interest, and could lead to the exercise of foreclosure and other remedies by the lender;

•
the risk that a co-owner could breach agreements related to the property, which may cause a default under, and possibly result in personal liability in connection with, any mortgage loan financing documents, violate applicable securities laws, result in a foreclosure or otherwise adversely affect the property and the co-ownership arrangement;

•	the risk that we could have limited control and rights, with management decisions made entirely by a third party; and

•	the possibility that we will not have the right to sell the property at a time that otherwise could result in the property being sold for its maximum value.
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
We might want to sell our co-ownership interests in a given property at a time when the other co-owners in such property do not desire to sell their interests. Therefore, because we anticipate that it will be much more difficult to find a willing buyer for our co-ownership interests in a property than it would be to find a buyer for a property we owned outright, we may not be able to sell our co-ownership interest in a property at the time we would like to sell.
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
Our advisor and its affiliates face conflicts of interest caused by their compensation arrangements with us, including significant compensation that may be required to be paid to our advisor if our advisor is terminated, which could result in actions that are not in the long-term best interests of our stockholders.
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

•	property acquisitions from third parties, which entitle our advisor to acquisition fees and advisory fees;

•	property or asset dispositions, which may entitle our advisor or its affiliates to disposition fees;

•	borrowings to acquire properties, which borrowings will increase the acquisition and advisory fees payable to our advisor; and

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
The acquisition fee and the advisory fee we pay to our advisor are both based on the cost or book value of such investments. As a result, our advisor receives these fees regardless of the quality of such investments, the performance of such investments or the quality of our advisor’s services rendered to us in connection with such investments. This creates a potential conflict of interest between us and our advisor, as the interests of our advisor in receiving the acquisition fee and the advisory fee may not be aligned with our interest of acquiring real estate that is likely to produce the maximum risk adjusted returns.
Our advisor faces conflicts of interest relating to the incentive fee structure under our advisory agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.
Pursuant to the terms of our advisory agreement, our advisor is entitled to a subordinated performance fee that is structured in a manner intended to provide incentives to our advisor to perform in our best interests and in the best interests of our stockholders. However, because our advisor does not maintain a significant equity interest in us and is entitled to receive certain fees regardless of performance, our advisor’s interests are not wholly aligned with those of our stockholders. Furthermore, our advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our advisor to performance-based fees. In addition, our advisor will have substantial influence with respect to how and when our board of directors elects to provide liquidity to our investors, and these performance-based fees could influence our advisor’s recommendations to us in this regard. Our advisor also has the right to terminate the advisory agreement upon 60 days’ written notice without cause or penalty which, under certain circumstances, could result in our advisor earning a performance fee, which could have the effect of delaying, deferring or preventing a change of control.
A number of other real estate programs sponsored by Cole Capital, as well as VEREIT, use investment strategies that are similar to ours, therefore our executive officers and the officers and key personnel of our advisor and its affiliates may face conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor.
CCPT V, Cole Income NAV Strategy, CCIT II and VEREIT have characteristics, including targeted investment types, investment objectives and criteria, substantially similar to ours. As a result, we may be seeking to acquire properties and real estate-related investments at the same time as VEREIT or one or more of the other real estate programs sponsored by Cole Capital and managed by officers and key personnel of our advisor and/or its affiliates, and these other programs sponsored by Cole Capital may use investment strategies and have investment objectives that are similar to ours. Certain of our executive officers and the executive officers of our advisor also are executive officers of VEREIT and other REITs sponsored by Cole Capital and/or their advisors, the general partners of other private investment programs sponsored by Cole Capital and/or the advisors or fiduciaries of other real estate programs sponsored by Cole Capital. VEREIT has implemented an asset allocation process to allocate property acquisitions among VEREIT and various programs sponsored by Cole Capital. There is a risk that the allocation of investment properties may result in our acquiring a property that provides lower returns to us than a property purchased by VEREIT or another real estate program sponsored by Cole Capital. In addition, we have acquired, and may continue to acquire, properties in geographic areas where VEREIT or other real estate programs sponsored by Cole Capital own properties. If one of these other real estate programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. Similar conflicts of interest may arise if our advisor recommends that we make or purchase mortgage loans or participations in mortgage loans, since VEREIT or other real estate programs sponsored by Cole Capital may be competing with us for these investments.
Our officers and our advisor, including its key personnel and officers, face conflicts of interest related to the positions they hold with affiliated and unaffiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns to you.
Our president and chief executive officer, Thomas W. Roberts, who serves on our board of directors, is also an officer of Cole Capital and one or more entities affiliated with our advisor. In addition, our chief financial officer and treasurer, Simon J. Misselbrook, is also an officer of Cole Capital, our advisor, other real estate programs sponsored by Cole Capital and one or more entities affiliated with our advisor. Our advisor and its key personnel are also key personnel of other real estate programs that have investment objectives, targeted assets, and legal and financial obligations similar to ours and/or the advisor to such programs, and they may have other business interests as well. As a result, these individuals have duties to us and our stockholders, as well as to these other entities and their stockholders, members and limited partners, in addition to business interests in other entities. These duties to such other entities and persons may create conflicts with the duties that they owe to us and our stockholders. There is a risk that their loyalties to these other entities could result in actions or inactions that are adverse to our business and violate their duties to us and our stockholders, which could harm the implementation of our investment strategy and our investment and leasing opportunities.
Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new investments and management time and services between us and the other entities, (2) our purchase of properties from, or sale of properties to, affiliated entities, (3) the timing and terms of the investment in or sale of an asset, (4) development of our properties by affiliates, (5) investments with affiliates of our advisor, and (6) compensation to our advisor and its affiliates. Even if these persons do not violate their duties to us and our stockholders, they will have competing demands on their time and resources and may have conflicts of interest in allocating their time and resources between our business and these other entities. Should such persons devote insufficient time or resources to our business, returns on our investments may suffer.
Our charter permits us to acquire assets and borrow funds from affiliates of our advisor and sell or lease our assets to affiliates of our advisor, and any such transaction could result in conflicts of interest.
Under our charter, we are permitted to acquire properties from affiliates of our advisor, provided that any and all acquisitions from affiliates of our advisor must be approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction as being fair and reasonable to us and at a price to us that is no greater than the cost of the property to the affiliate of our advisor, unless a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction determines that there is substantial justification for any amount that exceeds such cost and that the difference is reasonable. In no event will we acquire a property from an affiliate of our advisor if the cost to us would exceed the property’s current appraised value as determined by an independent appraiser. In the event that we acquire a property from an affiliate of our advisor, we may be foregoing an opportunity to acquire a different property that might be more advantageous to us. In addition, under our charter, we are permitted to borrow funds from affiliates of our advisor, including our sponsor, provided that any such loans from affiliates of our advisor must be approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction as fair, competitive and commercially reasonable, and no less favorable to us than comparable loans between unaffiliated parties. Under our charter, we are also permitted to sell and lease our assets to affiliates of our advisor, and we have not established a policy that specifically addresses how we will determine the sale or lease price in any such transaction. Any such sale or lease transaction must be approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction as being fair and reasonable to us. To the extent that we acquire any properties from affiliates of our advisor, borrow funds from affiliates of our advisor or sell or lease our assets to affiliates of our advisor, such transactions could result in a conflict of interest.
Our advisor faces conflicts of interest relating to joint ventures or other co-ownership arrangements that we may enter into with VEREIT or real estate programs sponsored by Cole Capital, which could result in a disproportionate benefit to VEREIT or another real estate program sponsored by Cole Capital.
We may enter into joint ventures with VEREIT or another real estate program sponsored by Cole Capital for the acquisition, development or improvement of properties as well as the acquisition of real-estate related investments. Since one or more of the executive officers of our advisor are executive officers of Cole Capital and the advisors to other real estate programs sponsored by Cole Capital, our advisor may face conflicts of interest in determining which real estate program should enter into any particular joint venture or co-ownership arrangement. These persons also may have a conflict in structuring the terms of the relationship between us and any affiliated co-venturer or co-owner, as well as conflicts of interests in managing the joint venture, which may result in the co-venturer or co-owner receiving benefits greater than the benefits that we receive.
In the event we enter into joint venture or other co-ownership arrangements with VEREIT or another real estate program sponsored by Cole Capital, our advisor and its affiliates may have a conflict of interest when determining when and whether to buy or sell a particular property, or to make or dispose of another real estate-related investment. In addition, if we become listed for trading on a national securities exchange, we may develop more divergent goals and objectives from any affiliated co-venturer or co-owner that is not listed for trading. In the event we enter into a joint venture or other co-ownership arrangement with another real estate program sponsored by Cole Capital that has a term shorter than ours, the joint venture may be required to sell its properties earlier than we may desire to sell the properties. Even if the terms of any joint venture or other co-ownership agreement between us and VEREIT or another real estate program sponsored by Cole Capital grants us the right of first refusal to buy such properties, we may not have sufficient funds or borrowing capacity to exercise our right of first refusal under these circumstances. We have adopted certain procedures for dealing with potential conflicts of interest as described in Item 1. Business — Conflicts of Interest of this Annual Report on Form 10-K.
Risks Related to Our Corporate Structure
Our charter permits our board of directors to issue stock with terms that may subordinate the rights of common stockholders or discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
Our charter permits our board of directors to issue up to 500,000,000 shares of stock, of which 490,000,000 shares are classified as common stock and 10,000,000 shares are classified as preferred stock. In addition, our board of directors, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our board of directors may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms and conditions of redemption of any such stock. Shares of our common stock shall be subject to the express terms of any series of our preferred stock. Thus, if also approved by a majority of our independent directors not otherwise interested in the transaction, our board of directors could authorize the issuance of preferred stock with terms and conditions that have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing the removal of incumbent management or a change of control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium to the purchase price of our common stock for our stockholders.
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
Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•	any person who beneficially owns, directly or indirectly, 10% or more of the voting power of the corporation’s outstanding voting stock; or

•
an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding stock of the corporation.

A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which he, she or it otherwise would have become an interested stockholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board of directors.
After the five-year prohibition, any such business combination between the Maryland corporation and an interested stockholder generally must be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:

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

These super-majority vote requirements do not apply if the corporation’s stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The business combination statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has exempted any business combination involving our advisor or any affiliate of our advisor. As a result, our advisor and any affiliate of our advisor may be able to enter into business combinations with us that may not be in the best interests of our stockholders, without compliance with the super-majority vote requirements and the other provisions of the statute. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

Maryland law also limits the ability of a third party to buy a large percentage of our outstanding shares and exercise voting control in electing directors.
Under its Control Share Acquisition Act, Maryland law also provides that a holder of “control shares” of a Maryland corporation acquired in a “control share acquisition” has no voting rights with respect to such shares except to the extent approved by the corporation’s disinterested stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by interested stockholders, that is, by the acquirer, or officers of the corporation or employees of the corporation who are directors of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock that would entitle the acquirer, except solely by virtue of a revocable proxy, to exercise voting control in electing directors within specified ranges of voting control. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A “control share acquisition” means the acquisition of control shares. The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction or (b) to acquisitions approved or exempted by the charter or bylaws of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions of our stock by Cole Capital Advisors, Inc. or any affiliate of Cole Capital Advisors, Inc. This provision may be amended or eliminated at any time in the future. If this provision were amended or eliminated, this statute could have the effect of discouraging offers from third parties to acquire us and increasing the difficulty of successfully completing this type of offer by anyone other than our advisor or any of its affiliates.
Our charter includes a provision that may discourage a stockholder from launching a tender offer for our shares.
Our charter requires that any tender offer, including any “mini-tender” offer, must comply with most of the requirements of Regulation 14D of the Exchange Act. The offering person must provide us notice of the tender offer at least ten business days before initiating the tender offer. If the offering person does not comply with these requirements, our stockholders will be prohibited from transferring any shares to such non-complying person unless they first offered such shares to us at the tender offer price offered by the non-complying person. In addition, the non-complying person shall be responsible for all of our expenses in connection with that person’s noncompliance. This provision of our charter may discourage a person from initiating a tender offer for our shares and prevent you from receiving a premium to your purchase price for your shares in such a transaction.
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

•
pursuant to Section 3(a)(1)(C), it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the 40% test). “Investment securities” exclude U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

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

In order for us to not meet the definition of an “investment company” and avoid regulation under the Investment Company Act, we must engage primarily in the business of buying real estate, and these investments must be made within one year after the Offering ends. If we are unable to invest a significant portion of the proceeds of our Offering in properties within one year of the termination of the Offering, we may avoid being required to register as an investment company by temporarily investing any unused proceeds in certificates of deposit or other cash items with low returns. This would reduce the cash available for distribution to investors and possibly lower your returns.
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
Our board of directors may change certain of our policies without stockholder approval, which could alter the nature of your investment. If you do not agree with the decisions of our board of directors, you only have limited control over changes in our policies and operations and may not be able to change such policies and operations.
Our board of directors determines our major policies, including our policies regarding investments, financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of our stockholders. As a result, the nature of your investment could change without your consent. Under the Maryland General Corporation Law and our charter, our stockholders generally have a right to vote only on the following:

•	the election or removal of directors;

•
an amendment of our charter, except that our board of directors may amend our charter without stockholder approval to increase or decrease the aggregate number of our shares or the number of our shares of any class or series that we have the authority to issue, to change our name, to change the name or other designation or the par value of any class or series of our stock and the aggregate par value of our stock or to effect certain reverse stock splits; provided, however, that any such amendment does not adversely affect the rights, preferences and privileges of our stockholders;

•	our dissolution; and

•	a merger or consolidation , a statutory share exchange or the sale or other disposition of all or substantially all of our assets.
In addition, pursuant to our charter, we will submit any other proposed liquidity event or transaction to our stockholders for approval if the transaction involves (a) the internalization of our management functions through our acquisition of our advisor or an affiliate of our advisor or (b) the payment of consideration to our advisor or an affiliate of our advisor other than pursuant to the terms of the advisory or dealer manager agreements or where the advisor or its affiliate receives consideration in its capacity as a stockholder on the same terms as our other stockholders.
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
Existing stockholders do not have preemptive rights to any shares issued by us in the future. Our charter has authorized 500,000,000 shares of stock, of which 490,000,000 shares are classified as common stock and 10,000,000 shares are classified as preferred stock. Subject to any limitations set forth under Maryland law, our board of directors may increase or decrease the aggregate number of authorized shares of stock or the number of shares of any class or series of stock that we have the authority to issue, or classify or reclassify any unissued shares into other classes or series of stock without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our board of directors, except that the issuance of preferred stock must also be approved by a majority of our independent directors not otherwise interested in the transaction. Our stockholders likely will suffer dilution of their equity investment in us, in the event that we (1) sell additional shares in the future, including those issued pursuant to our DRIP Offering, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of our common stock to our advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement or (5) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our operating partnership. In addition, the partnership agreement of our operating partnership contains provisions that would allow, under certain circumstances, other entities, including other real estate programs sponsored by Cole Capital, to merge into or cause the exchange or conversion of their interest in that entity for interests of our operating partnership. Because the limited partnership interests of our operating partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our operating partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders.
General Risks Related to Investments in Real Estate
Adverse economic, regulatory and geographical conditions that have an impact on the real estate market in general may prevent us from being profitable or from realizing growth in the value of our real estate properties.
Our operating results will be subject to risks generally incident to the ownership of real estate, including:

•	changes in international, national or local economic and geographic conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•	the illiquidity of real estate investments generally;

•	changes in tax, real estate, environmental and zoning laws; and

•	periods of high interest rates and tight money supply.
These risks and other factors may prevent us from being profitable, or from maintaining or growing the value of our real estate properties.
We are primarily dependent on single-tenant leases for our revenue and, accordingly, if we are unable to renew leases, lease vacant space, including vacant space resulting from tenant defaults, or re-lease space as leases expire on favorable terms or at all, our financial condition could be adversely affected.
We focus our investment activities on ownership of freestanding, single-tenant commercial properties that are net leased to a single tenant. Therefore, the financial failure of, or other default in payment by, a single tenant under its lease is likely to cause a significant reduction in our operating cash flows from that property and could cause a significant reduction in our revenues. In addition, to the extent that we enter into a master lease with a particular tenant, the termination of such master lease could affect each property subject to the master lease, resulting in the loss of revenue from all such properties.
We cannot assure you that our leases will be renewed or that we will be able to lease or re-lease the properties on favorable terms, or at all, or that lease terminations will not cause us to sell the properties at a loss. Any of our properties that incur a vacancy could be difficult to re-lease or sell. We have and may continue to experience vacancies either by the continued default of a tenant under its lease or the expiration of one of our leases. Upon the expiration of leases at our properties, we may be required to make rent or other concessions to tenants, or accommodate requests for renovations, build-to-suit remodeling and other improvements, in order to retain and attract tenants. Certain of our properties may be specifically suited to the particular needs of a tenant (e.g., a restaurant) and major renovations and expenditures may be required in order for us to re-lease the space for other uses. If the vacancies continue for a long period of time, we may suffer reduced revenues, resulting in less cash available for distribution to our stockholders and unitholders. If we are unable to renew leases, lease vacant space, including vacant space resulting from tenant defaults, or re-lease space as leases expire on favorable terms or at all, our financial condition could be adversely affected.
We are subject to geographic and industry concentrations that make us more susceptible to adverse events with respect to certain geographic areas or industries.
As of December 31, 2015, we had derived approximately:

•	11% of our gross annualized rental revenues from tenants in California; and

•	14% and 11% of our 2015 gross annualized rental revenues from tenants in the discount store and pharmacy industries, respectively.
Any adverse change in the financial condition of a tenant to whom we may have a significant credit concentration now or in the future, or any downturn of the economy in any state or industry in which we may have a significant credit concentration now or in the future, could result in a material reduction of our cash flows or material losses to us.
If a major tenant declares bankruptcy, we may be unable to collect balances due under relevant leases, which could have a material adverse effect on our financial condition and ability to pay distributions to you.
The bankruptcy or insolvency of our tenants may adversely affect the income produced by our properties. Under bankruptcy law, a tenant cannot be evicted solely because of its bankruptcy and has the option to assume or reject any unexpired lease. If the tenant rejects the lease, any resulting claim we have for breach of the lease (excluding collateral securing the claim) will be treated as a general unsecured claim. Our claim against the bankrupt tenant for unpaid and future rent will be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease, and it is unlikely that a bankrupt tenant would pay in full amounts it owes us under the lease. Any shortfall resulting from the bankruptcy of one or more of our tenants could adversely affect our cash flows and results of operations and could cause us to reduce the amount of distributions to our stockholders and unitholders.
In addition, the financial failure of, or other default in payment by, one or more of the tenants to whom we have exposure could have an adverse effect on our results of our operations. While we evaluate the creditworthiness of our tenants by reviewing available financial and other pertinent information, there can be no assurance that any tenant will be able to make timely rental payments or avoid defaulting under its lease. If any of our tenants’ businesses experience significant adverse changes, they may fail to make rental payments when due, close a number of stores, exercise early termination rights (to the extent such rights are available to the tenant) or declare bankruptcy. A default by a significant tenant or multiple tenants could cause a material reduction in our revenues and operating cash flows. In addition, if a tenant defaults, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.
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

We have assumed, and may in the future assume, liabilities in connection with our property acquisitions, including unknown liabilities.
We have assumed existing liabilities, some of which may have been unknown or unquantifiable at the time of the transaction and expect in the future to assume existing liabilities in the event we acquire additional properties. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of tenants or other persons dealing with the sellers prior to our acquisition of the properties, tax liabilities, and accrued but unpaid liabilities whether incurred in the ordinary course of business or otherwise. If the magnitude of such unknown liabilities is high, either singly or in the aggregate, it could adversely affect our business, financial condition, liquidity and results of operations.
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
Challenging economic conditions, the availability and cost of credit, turmoil in the mortgage market, and declining real estate markets have contributed to increased vacancy rates in the commercial real estate sector. If we experience vacancy rates that are higher than historical vacancy rates, we may have to offer lower rental rates and greater tenant improvements or concessions than expected. Increased vacancies may have a greater impact on us, as compared to REITs with other investment strategies, as our investment approach relies on long-term leases in order to provide a relatively stable stream of income for our stockholders. As a result, increased vacancy rates could have the following negative effects on us:

•	the values of our investments in commercial properties could decrease below the amount paid for such investments;

•	revenues from such properties could decrease due to low or no rental income during vacant periods, lower future rental rates and/or increased tenant improvement expenses or concessions;

•	revenues from such properties that secure loans could decrease, making it more difficult for us to meet our payment obligations; and/or

•	the resale value of such properties could decline.
All of these factors could impair our ability to make distributions and decrease the value of an investment in our shares.
We may be unable to secure funds for future tenant improvements or capital needs, which could adversely impact our ability to pay cash distributions to you.
When tenants do not renew their leases or otherwise vacate their space, it is usual that, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. In addition, although we expect that our leases with tenants will require tenants to pay routine property maintenance costs, we will likely be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops. We will use substantially all of the gross proceeds from our Offerings to buy real estate and real estate-related investments and to pay various fees and expenses. We intend to reserve only approximately 0.1% of the gross proceeds from our Offerings for future capital needs. Accordingly, if we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain funds from other sources, such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, we may be required to defer necessary improvements to a property, which may cause that property to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased operating cash flows as a result of fewer potential tenants being attracted to the property. If this happens, our investments may generate lower cash flows or decline in value, or both.
Our properties may be subject to impairment charges.
We routinely evaluate our real estate investments for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, tenant performance and legal structure. For example, the early termination of, or default under, a lease by a tenant may lead to an impairment charge. Since our investment focus is on properties net leased to a single tenant, the financial failure of, or other default in payment by, a single tenant under its lease may result in a significant impairment loss. If we determine that an impairment has occurred, we would be required to make a downward adjustment to the net carrying value of the property, which could have a material adverse effect on our results of operations in the period in which the impairment charge is recorded. Management has recorded an impairment charge related to a certain property in the year ended December 31, 2015, and may record future impairments based on actual results and changes in circumstances. Negative developments in the real estate market may cause management to reevaluate the business and macro-economic assumptions used in its impairment analysis. Changes in management’s assumptions based on actual results may have a material impact on the Company’s financial statements. See Note 3 — Fair Value Measurements to our consolidated financial statements for a discussion of our real estate impairment charge.

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
We may be unable to sell a property if or when we decide to do so, including as a result of uncertain market conditions, which could adversely impact our ability to make cash distributions to our stockholders.
Real estate investments are relatively illiquid generally and may become even more illiquid during periods of economic downturn. As a result, we may not be able to sell our properties quickly or on favorable terms in response to changes in the economy or other conditions when it otherwise may be prudent to do so. In addition, certain significant expenditures generally do not change in response to economic or other conditions, including debt service obligations, real estate taxes, and operating and maintenance costs. This combination of variable revenue and relatively fixed expenditures may result, under certain market conditions, in reduced earnings. Further, as a result of the 100% prohibited transactions tax applicable to REITs, we intend to hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forgo or defer sales of properties that otherwise would be in our best interest. Therefore, we may be unable to adjust our portfolio promptly in response to economic, market or other conditions, which could adversely affect our business, financial condition, liquidity and results of operations.
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
We expect to hold the various real properties in which we invest until such time as we decide that a sale or other disposition is appropriate given our investment business objectives. Our ability to dispose of properties on advantageous terms or at all depends on certain factors beyond our control, including competition from other sellers and the availability of attractive financing for potential buyers of our properties. We cannot predict the various market conditions affecting real estate investments which will exist at any particular time in the future. Due to the uncertainty of market conditions which may affect the disposition of our properties, we cannot assure you that we will be able to sell such properties at a profit or at all in the future. Accordingly, the extent to which our stockholders will receive cash distributions and realize potential appreciation on our real estate investments will depend upon fluctuating market conditions. Furthermore, we may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct such defects or to make such improvements.
Our investments in properties where the underlying tenant has below investment grade credit rating, as determined by major credit rating agencies, or unrated tenants may have a greater risk of default.
As of December 31, 2015, approximately 64.9% of our tenants were not rated or did not have an investment grade credit rating from a major ratings agency or were not affiliates of companies having an investment grade credit rating. Our investments with such tenants may have a greater risk of default and bankruptcy than investments in properties leased exclusively to investment grade tenants. When we invest in properties where the tenant does not have a publicly available credit rating, we will use certain credit assessment tools as well as rely on our own estimates of the tenant’s credit rating which includes reviewing the tenant’s financial information (i.e., financial ratios, net worth, revenue, cash flows, leverage and liquidity). If our lender or a credit rating agency disagrees with our ratings estimates, or our ratings estimates are otherwise inaccurate, we may not be able to obtain our desired level of leverage or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.
We are exposed to risks related to increases in market lease rates and inflation, as income from long-term leases is the primary source of our cash flow from operations.
We are exposed to risks related to increases in market lease rates and inflation, as income from long-term leases is the primary source of our cash flow from operations. Leases of long-term duration or which include renewal options that specify a maximum rate increase may result in below-market lease rates over time if we do not accurately estimate inflation or market lease rates. Provisions of our leases designed to mitigate the risk of inflation and unexpected increases in market lease rates, such as periodic rental increases, may not adequately protect us from the impact of inflation or unexpected increases in market lease rates. If we are subject to below-market lease rates on a significant number of our properties pursuant to long-term leases, our cash flow from operations and financial position may be adversely affected.
We may acquire or finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.
A lock-out provision is a provision that prohibits the prepayment of a loan during a specified period of time. Lock-out provisions may include terms that provide strong financial disincentives for borrowers to prepay their outstanding loan balance and exist in order to protect the yield expectations of investors. We expect that many of our properties that are subject to loans will be subject to lock-out provisions. Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties when we may desire to do so. Lock-out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could impair our ability to take other actions during the lock-out period that could be in the best interests of our stockholders and, therefore, may have an adverse impact on the value of our shares relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change of control even though that disposition or change of control might be in the best interests of our stockholders.
Increased operating expenses could reduce cash flow from operations and funds available to acquire investments or make distributions.
Our properties are subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. Our properties are subject to increases in tax rates, utility costs, insurance costs, repairs and maintenance costs, administrative costs and other operating expenses. Some of our property leases may not require the tenants to pay all or a portion of these expenses, in which event we may have to pay these costs. If we are unable to lease properties on terms that require the tenants to pay all or some of the properties’ operating expenses, if our tenants fail to pay these expenses as required or if expenses we are required to pay exceed our expectations, we could have less funds available for future acquisitions or cash available for distributions to you.
The market environment may adversely affect our operating results, financial condition and ability to pay distributions to our stockholders.
Any deterioration of domestic or international financial markets could impact the availability of credit or contribute to rising costs of obtaining credit and therefore, could have the potential to adversely affect the value of our properties and other investments, the availability or the terms of financing that we may anticipate utilizing, our ability to make principal and interest payments on, or refinance, certain property acquisitions or refinance any debt at maturity, and/or, for our leased properties, the ability of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. The market environment also could affect our operating results and financial condition as follows:

•
Debt Markets - The debt market is sensitive to the macro environment, such as Federal Reserve policy, market sentiment, or regulatory factors affecting the banking and commercial mortgage backed securities (“CMBS”) industries. Should overall borrowing costs increase, due to either increases in index rates or increases in lender spreads, our operations may generate lower returns.

•
Real Estate Markets - While incremental demand growth has helped to reduce vacancy rates and support modest rental growth in recent years, and while improving fundamentals have resulted in gains in property values, in many markets property values, occupancy and rental rates continue to be below those previously experienced before the most recent economic downturn. If recent improvements in the economy reverse course, the properties we acquire could substantially decrease in value after we purchase them. Consequently, we may not be able to recover the carrying amount of our properties, which may require us to recognize an impairment charge or record a loss on sale in our earnings.

If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits.
Generally, we expect each of our tenants will be responsible for insuring their goods and premises and, in some circumstances, may be required to reimburse us for a share of the cost of acquiring comprehensive insurance for the property, including casualty, liability, fire and extended coverage customarily obtained for similar properties in amounts that our advisor determines are sufficient to cover reasonably foreseeable losses. Tenants of single-user properties leased on a triple-net basis typically are required to pay all insurance costs associated with those properties. Material losses may occur in excess of insurance proceeds with respect to any property, as insurance may not be sufficient to fund the losses. In addition, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. We carry comprehensive liability, fire, extended coverage, business interruption and rental loss insurance covering all of the properties in our portfolio under a blanket insurance policy with policy specifications, limits and deductibles customarily carried for similar properties. In addition, we carry professional liability and directors’ and officers’ insurance. There can be no assurance, however, that the insured limits on any particular policy will adequately cover an insured loss if one occurs. If any such loss is insured, we may be required to pay a significant deductible on any claim for recovery of such loss prior to our insurer being obligated to reimburse us for the loss. Additionally, mortgage lenders in some cases insist that commercial property owners purchase coverage against specific types of risks as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available at a reasonable cost, which could inhibit our ability to finance or refinance our potential properties. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate, or any, coverage for such losses.
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
Some of our properties may be contiguous to other parcels of real property, comprising part of the same retail center. In connection with such properties, we will be subject to significant covenants, conditions and restrictions, known as “CC&Rs,” restricting the operation of such properties and any improvements on such properties, and related to granting easements on such properties. Moreover, the operation and management of the contiguous properties may impact such properties. Compliance with CC&Rs may adversely affect our operating costs and reduce the amount of funds that we have available to pay distributions to you.
Acquisitions of build-to-suit properties will be subject to additional risks related to properties under development.
We may engage in build-to-suit programs and the acquisition of properties under development. In connection with these acquisitions, we will enter into purchase and sale arrangements with sellers or developers of suitable properties under development or construction. In such cases, we are generally obligated to purchase the property at the completion of construction, provided that the construction conforms to definitive plans, specifications, and costs approved by us in advance. We may also engage in development and construction activities involving existing properties, including the expansion of existing facilities (typically at the request of a tenant) or the development or build-out of vacant space at retail properties. We may advance significant amounts in connection with certain development projects.
As a result, we are subject to potential development risks and construction delays and the resultant increased costs and risks, as well as the risk of loss of certain amounts that we have advanced should a development project not be completed. To the extent that we engage in development or construction projects, we may be subject to uncertainties associated with obtaining permits or re-zoning for development, environmental concerns of governmental entities and/or community groups, and the builder’s ability to build in conformity with plans, specifications, budgeted costs and timetables. If a developer or builder fails to perform, we may terminate the purchase, modify the construction contract or resort to legal action to compel performance (or in certain cases, we may elect to take over the project and pursue completion of the project ourselves). A developer’s or builder’s performance may also be affected or delayed by conditions beyond that party’s control. Delays in obtaining permits or completion of construction could also give tenants the right to terminate preconstruction leases.
We may incur additional risks if we make periodic progress payments or other advances to builders before they complete construction. These and other such factors can result in increased project costs or the loss of our investment. Although we rarely engage in construction activities relating to space that is not already leased to one or more tenants, to the extent that we do so, we may be subject to normal lease-up risks relating to newly constructed projects. We also will rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If these projections are inaccurate, we may pay too much for a property and our return on our investment could suffer. If we contract with a development company for a newly developed property, there is a risk that money advanced to that development company for the project may not be fully recoverable if the developer fails to successfully complete the project.
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
Competition with third parties in acquiring, leasing or selling properties may reduce our profitability and the return on your investment.
We will compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships, and other entities engaged in real estate investment activities, many of which have greater resources than we do. Larger competitors may enjoy significant advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Any such increase would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties and other investments as a result of competition with third parties without a corresponding increase in tenant lease rates, our profitability will be reduced, and you may experience a lower return on your investment.
We also are subject to competition in the leasing of our properties. Many of our competitors own properties similar to ours in the same markets in which our properties are located. If one of our properties becomes vacant and our competitors (which could include funds sponsored by affiliates of our advisor) offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge or to offer substantial rent abatements in order to retain tenants when such tenants’ lease expire or attract new tenants.
In addition, if our competitors sell assets similar to assets we intend to divest in the same markets and/or at valuations below our valuations for comparable assets, we may be unable to divest our assets at all or at favorable pricing or on favorable terms. As a result of these actions by our competitors, our business, financial condition, liquidity and results of operations may be adversely affected.

Our properties face competition that may affect tenants’ ability to pay rent, and the amount of rent paid to us may affect the cash available for distributions to you and the amount of distributions.
Many of our leases provide for increases in rent as a result of increases in the tenant’s sales volume. There likely will be numerous other retail properties within the market area of such properties that will compete with our tenants for customer traffic. In addition, traditional retailers face increasing competition from alternative retail channels, including factory outlet centers, wholesale clubs, mail order catalogs, television shopping networks and various forms of e-commerce that could adversely impact our retail tenants’ sales volume. Such competition could negatively affect such tenants’ ability to pay rent or the amount of rent paid to us. This could result in decreased cash flow from tenants thus affecting cash available for distributions to you and the amount of distributions we pay.
Acquiring or attempting to acquire multiple properties in a single transaction may adversely affect our operations.
From time to time, we may acquire multiple properties in a single transaction. Portfolio acquisitions are often more complex and expensive than single-property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on our ability to manage the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties. To acquire multiple properties in a single transaction, we may be required to accumulate a large amount of cash. We would expect the returns that we earn on such cash to be less than the ultimate returns on real property, therefore accumulating such cash could reduce our funds available for distributions to you. Any of the foregoing events may have an adverse effect on our operations.
Costs of complying with environmental laws and regulations may adversely affect our income and the cash available for any distributions.
All real property and the operations conducted on real property are subject to federal, state and local laws, ordinances and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid hazardous materials, and the remediation of contamination associated with disposals. Some of these laws and regulations may impose joint and several liability on tenants, current or previous owners or operators for the costs of investigation or remediation of contaminated properties, regardless of fault or whether the acts causing the contamination were legal. This liability could be substantial. In addition, such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which the property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. The presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell or rent such property or to use such property as collateral for future borrowing.
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
We may not obtain an independent third-party environmental assessment for every property we acquire. In addition, any such assessment that we do obtain may not reveal all environmental liabilities. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims would adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to you.
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
A change in U.S. accounting standards regarding operating leases may make the leasing of our properties less attractive to our potential tenants, which could reduce overall demand for our leasing services.
Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on its balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant, and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. On February 25, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 842 (“ASC 842”), “Leases” which replaces the existing guidance in ASC 840, Leases. ASC 842 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. ASC 842 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use (“ROU”) asset and a corresponding lease liability. For finance leases the lessee would recognize interest expense and amortization of the ROU asset and for operating leases the lessee would recognize a straight-line total lease expense.
Our costs associated with complying with the Americans with Disabilities Act of 1990, as amended, may affect cash available for distributions.
Our properties are subject to the Americans with Disabilities Act of 1990, as amended (the “Disabilities Act”). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. We may not be able to acquire properties that comply with the Disabilities Act or allocate responsibilities for compliance on the seller or other third party, such as a tenant. If we cannot, our funds used for Disabilities Act compliance may affect cash available for distributions and the amount of distributions to you.
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
Our advisor believes that utilizing borrowing is consistent with our investment objective of maximizing the return to investors. There is no limitation on the amount we may borrow against any individual property or other investment. However, under our charter, we are required to limit our borrowings to 75% of the cost of our gross assets (before deducting depreciation or other non-cash reserves) of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in our next quarterly report along with a justification for such excess borrowing. Moreover, our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless such borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with justification for such excess borrowing. Our borrowings will not exceed 300% of our net assets as of the date of any borrowing, which is the maximum level of indebtedness permitted under the NASAA REIT Guidelines; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with a justification for such excess borrowing. These factors could limit the amount of cash we have available to distribute to you and could result in a decline in the value of your investment.
We do not intend to incur mortgage debt on a particular property unless we believe the property’s projected operating cash flows are sufficient to service the mortgage debt. However, if there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on a property, the amount available for distributions to you may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders’ investment. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds from the foreclosure. In such event, we may be unable to pay the amount of distributions required in order to qualify and maintain our qualification as a REIT. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. If we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to you will be adversely affected, which could result in our losing our REIT status and would result in a decrease in the value of your investment.
We intend to rely on external sources of capital to fund future capital needs, and if we encounter difficulty in obtaining such capital, we may not be able to meet maturing obligations or make any additional investments.
In order to qualify as a REIT under the Internal Revenue Code, we are required, among other things, to distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with U.S. GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. Because of this dividend requirement, we may not be able to fund from cash retained from operations all of our future capital needs, including capital needed to refinance maturing obligations or make investments.
The capital and credit markets have experienced extreme volatility and disruption in recent years. Market volatility and disruption could hinder our ability to obtain new debt financing or refinance our maturing debt on favorable terms or at all or to raise debt and equity capital. Our access to capital will depend upon a number of factors, including:

•	general market conditions;

•	the market’s perception of our future growth potential;

•	the extent of investor interest;

•	analyst reports about us and the REIT industry;

•	the general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

•	our financial performance and that of our tenants;

•	our current debt levels;

•	our current and expected future earnings; and

•	our cash flow and cash dividends, including our ability to satisfy the dividend requirements applicable to REITs.

If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to meet our obligations and commitments as they mature or make any additional investments.
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
We have incurred, and may in the future incur additional indebtedness, that bears interest at a variable rate. To the extent that we incur variable rate debt, increases in interest rates would increase our interest costs, which could reduce our operating cash flows and our ability to pay distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.
We may not be able to generate sufficient cash flow to meet our debt service obligations.
Our ability to make payments on and to refinance our indebtedness, and to fund our operations, working capital and capital expenditures, depends on our ability to generate cash. To a certain extent, our cash flow is subject to general economic, industry, financial, competitive, operating, legislative, regulatory and other factors, many of which are beyond our control.
We cannot assure you that our business will generate sufficient cash flow from operations or that future sources of cash will be available to us in an amount sufficient to enable us to pay amounts due on our indebtedness or to fund our other liquidity needs.
Additionally, if we incur additional indebtedness in connection with any future acquisitions or development projects or for any other purpose, our debt service obligations could increase. We may need to refinance all or a portion of our indebtedness before maturity. Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things:

•	our financial condition and market conditions at the time; and

•	restrictions in the agreements governing our indebtedness.

As a result, we may not be able to refinance our indebtedness on commercially reasonable terms, or at all. If we do not generate sufficient cash flow from operations, and additional borrowings or refinancings or proceeds of asset sales or other sources of cash are not available to us, we may not have sufficient cash to enable us to meet all of our obligations. Accordingly, if we cannot service our indebtedness, we may have to take actions such as seeking additional equity, or delaying any strategic acquisitions and alliances or capital expenditures, any of which could have a material adverse effect on our operations.
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
Using derivative financial instruments to hedge against exchange rate and interest rate fluctuations exposes us to credit risk, market risk, basis risk and legal enforceability risks. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Market risk includes the adverse effect on the value of the financial instrument resulting from a change in interest rates. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to pay distributions to you will be adversely affected.
Risks Associated with Investments in Mortgage, Bridge and Mezzanine Loans and Real Estate-Related Securities
Investing in mortgage, bridge or mezzanine loans could adversely affect our return on our loan investments.
We may make or acquire mortgage, bridge or mezzanine loans, or participations in such loans, to the extent our advisor determines that it is advantageous for us to do so. However, if we make or invest in mortgage, bridge or mezzanine loans, we will be at risk of defaults on those loans caused by many conditions beyond our control, including local and other economic conditions affecting real estate values and interest rate levels. If there are defaults under these loans, we may not be able to repossess and sell quickly any properties securing such loans. An action to foreclose on a property securing a loan is regulated by state statutes and regulations and is subject to many of the delays and expenses of any lawsuit brought in connection with the foreclosure if the defendant raises defenses or counterclaims. In the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the loan, which could reduce the value of our investment in the defaulted loan.
We are subject to risks relating to real estate-related securities, including CMBS.
Real estate-related securities are often unsecured and also may be subordinated to other obligations of the issuer. As a result, investments in real estate-related securities may be subject to risks of (1) limited liquidity in the secondary trading market in the case of unlisted or thinly traded securities, (2) substantial market price volatility resulting from changes in prevailing interest rates in the case of traded equity securities, (3) subordination to the prior claims of banks and other senior lenders to the issuer, (4) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (5) the possibility that earnings of the issuer or that income from collateral may be insufficient to meet debt service and distribution obligations and (6) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic slowdown or downturn. These risks may adversely affect the value of outstanding real estate-related securities and the ability of the obliged parties to repay principal and interest or make distribution payments.

CMBS are securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, these securities are subject to the risks listed above and all of the risks of the underlying mortgage loans. CMBS are issued by investment banks and non-regulated financial institutions, and are not insured or guaranteed by the U.S. government. The value of CMBS may change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities market as a whole and may be negatively impacted by any dislocation in the mortgage-backed securities market in general.
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
Federal Income Tax Risks
Failure to qualify and maintain our qualification as a REIT for federal income tax purposes would adversely affect our operations and our ability to make distributions.
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
We may purchase properties and lease them back to the sellers of such properties. We would characterize such a sale-leaseback transaction as a “true lease,” which treats the lessor as the owner of the property for federal income tax purposes. In the event that any sale-leaseback transaction is challenged by the IRS and re-characterized as a financing transaction or loan for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so re-characterized, we might fail to satisfy the REIT qualification “asset tests” or the “income tests” and, consequently, lose our REIT status effective with the year of re- characterization. Alternatively, such a re-characterization could cause the amount of our REIT taxable income to be recalculated, which might also cause us to fail to meet the distribution requirement for a taxable year and thus lose our REIT status.
You may have current tax liability on distributions you elect to reinvest in our common stock.
If you participate in our DRIP, you will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock that does not represent a return of capital. In addition, you may be treated, for tax purposes, as having received an additional distribution to the extent the shares are purchased at a discount from fair market value. Such an additional deemed distribution could cause you to be subject to additional income tax liability. Unless you are a tax-exempt entity, you may have to use funds from other sources to pay your tax liability arising as a result of the distributions reinvested in our shares.
Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.
Currently, the maximum U.S. federal income tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is 20% (not including the net investment income tax). Dividends payable by REITs, however, generally are not eligible for this reduced rate. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. Tax rates could be changed in future legislation.

If our operating partnership or certain other subsidiaries fail to maintain their status as disregarded entities or partnerships, their income may be subject to taxation, which would reduce the cash available to us for distribution to you.
We intend to cause CCPT IV OP, our operating partnership, to maintain its current status as an entity separate from us (a disregarded entity), or in the alternative, a partnership for federal income tax purposes. CCPT IV OP would lose its status as a disregarded entity for federal income tax purposes if it issues interests to any subsidiary we establish that is not a disregarded entity for tax purposes (a “regarded entity”) or a person other than us. If CCPT IV OP issues interests to any subsidiary we establish that is a regarded entity for tax purposes or a person other than us, we would characterize our operating partnership as a partnership for federal income tax purposes. As a disregarded entity or partnership, CCPT IV OP is not subject to federal income tax on its income. However, if the Internal Revenue Service were to successfully challenge the status of our operating partnership as a disregarded entity or partnership, CCPT IV OP would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This could also result in our losing REIT status, and becoming subject to a corporate-level tax on our income. This would substantially reduce the cash available to us to make distributions to you and the return on your investment. In addition, if certain of our other subsidiaries through which CCPT IV OP owns its properties, in whole or in part, lose their status as partnerships or disregarded entities for federal income tax purposes, such subsidiaries would be subject to taxation as corporations, thereby reducing cash available for distributions to our operating partnership. Such a re-characterization of CCPT IV OP’s subsidiaries also could threaten our ability to maintain REIT status.

In certain circumstances, we may be subject to certain federal, state and local taxes as a REIT, which would reduce our cash available for distribution to you.

Even if we qualify and maintain our status as a REIT, we may be subject to certain federal, state and local taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Internal Revenue Code) will be subject to a 100% excise tax. Additionally, if we are not able to make sufficient distributions to eliminate our REIT taxable income, we may be subject to tax as a corporation on our undistributed REIT taxable income. We may also decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of our operating partnership or at the level of the other entities through which we indirectly own our assets. Any federal, state or local taxes we pay will reduce our cash available for distribution to you.
We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability or reduce our operating flexibility.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect our taxation and our ability to qualify as a REIT, or the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Our stockholders are urged to consult with their tax advisor with respect to the impact of recent legislation on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.
Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a regular corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.
To qualify as a REIT we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce your overall return.
In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with U.S. GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. We will be subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which dividends we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these dividends or make taxable stock dividends. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings while we qualify as a REIT, it is possible that we might not always be able to do so.
Non-U.S. stockholders may be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax upon the disposition of our shares.
Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a “U.S. real property interest” (“USRPI”) under the Foreign Investment in Real Property Tax Act of 1980 (the “FIRPTA”). Our common stock will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. We believe that we are a domestically-controlled qualified investment entity. However, because our common stock is and will be publicly traded, no assurance can be given that we are or will be a domestically-controlled qualified investment entity.
Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges our common stock, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a USRPI if: (a) our common stock is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market, and (b) such non-U.S. stockholder owned, actually and constructively, 10% or less of our common stock at any time during the five-year period ending on the date of the sale.
For qualified accounts, if an investment in our common stock constitutes a prohibited transaction under the Employee Retirement Income Security Act (“ERISA”) or the Internal Revenue Code, it is possible that you may be subject to the imposition of significant excise taxes and penalties with respect to the amount invested. In order to avoid triggering additional taxes and/or penalties, if you intend to invest in our shares through pension or profit-sharing trusts or IRAs, you should consider additional factors.
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

If we were considered to have actually or constructively paid a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.
For our taxable years that ended on or before December 31, 2014, in order for our distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions could not have been “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. There is uncertainty as to the IRS’s position regarding whether certain arrangements that REITs have with their stockholders could give rise to the inadvertent payment of a preferential dividend. While we believe that our operations have been structured in such a manner that we will not be treated as inadvertently paying preferential dividends, there is no de minimis or reasonable cause exception with respect to preferential dividends under the Internal Revenue Code. Therefore, if the IRS were to take the position that we inadvertently paid a preferential dividend, we may be deemed either to

(a) have distributed less than 100% of our REIT taxable income and be subject to tax on the undistributed portion, or (b) have distributed less than 90% of our REIT taxable income and our status as a REIT could be terminated for the year in which such determination is made and for the four taxable years following the year of termination if we were unable to cure such failure.
Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.
The REIT provisions of the Internal Revenue Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets or to offset certain other positions, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of one or both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a taxable REIT subsidiary (“TRS”). This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a TRS generally will not provide any tax benefit, except for being carried forward against future taxable income of such TRS.
Our property taxes could increase due to property tax rate changes or reassessment, which would impact our cash flows.
Even if we qualify as a REIT for federal income tax purposes, we will be required to pay some state and local taxes on our properties. The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. Therefore, the amount of property taxes we pay in the future may increase substantially. If the property taxes we pay increase and if any such increase is not reimbursable under the terms of our lease, then our cash flows will be impacted, and our ability to pay expected distributions to our stockholders could be adversely affected.
The share ownership restrictions of the Internal Revenue Code for REITs and the 9.8% share ownership limit in our charter may inhibit market activity in our shares of stock and restrict our business combination opportunities.
In order to qualify as a REIT, five or fewer individuals, as defined in the Internal Revenue Code, may not own, actually or constructively, more than 50% in value of our issued and outstanding shares of stock at any time during the last half of each taxable year, other than the first year for which a REIT election is made. Attribution rules in the Internal Revenue Code determine if any individual or entity actually or constructively owns our shares of stock under this requirement. Additionally, at least 100 persons must beneficially own our shares of stock during at least 335 days of a taxable year for each taxable year, other than the first year for which a REIT election is made. To help ensure that we meet these tests, among other purposes, our charter restricts the acquisition and ownership of our shares of stock.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by the board of directors, for so long as we qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Internal Revenue Code) more than 9.8% in value of the aggregate of our outstanding shares of stock and more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of our shares of stock. The board of directors, in its sole discretion and upon receipt of certain representations and undertakings, may exempt a person (prospectively or retrospectively) from the ownership limits. However, the board of directors may not, among other limitations, grant an exemption from these ownership restrictions to any proposed transferee whose ownership, direct or indirect, in excess of the 9.8% ownership limit would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if the board of directors determines that it is no longer in our best interest to continue to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to continue to so qualify as a REIT.
These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Information for a discussion of the properties we hold for rental operations and Part IV, Item 15. Exhibits, Financial Statement Schedules — Schedule III — Real Estate and Accumulated Depreciation of this Annual Report on Form 10-K for a detailed listing of such properties.

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
Market Information
As of March 24, 2016, we had approximately 312.1 million shares of common stock outstanding, held by a total of 60,373 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., which serves as our registrar and transfer agent.
There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Unless and until our shares are listed on a national securities exchange, we do not expect that a public market for the shares will develop. Pursuant to the DRIP Offering, we are selling shares of our common stock to the public at a price of $9.70 per share, which as described below, is the most recent per share estimated value of our shares.
To assist fiduciaries of tax-qualified pension, stock bonus or profit-sharing plans, employee benefit plans and annuities described in Section 403(a) or (b) of the Internal Revenue Code or an individual retirement account or annuity described in Section 408 of the Internal Revenue Code subject to the annual reporting requirements of ERISA and IRA trustees or custodians in preparation of reports relating to an investment in the shares, we intend to provide reports of the per share estimated value of our common stock to those fiduciaries who request such reports. In addition, we are required pursuant to FINRA Rule 5110(f)(2)(m) to disclose in each annual report distributed to investors a per share estimated value of the shares (“Estimated Share Value”), the method by which it was developed and the date of the data used to develop the estimated value. For these purposes, the Estimated Share Value of our common stock was $9.70 as of December 31, 2015, as determined by the board of directors. However, as set forth above, there is no public trading market for the shares at this time and stockholders may not receive $9.70 per share if a market did exist.
In determining an estimated value of our shares, the board of directors considered information and analysis, including valuation materials that were provided by Duff & Phelps, LLC. (“Duff & Phelps”), information provided by CR IV Advisors, LLC, and the estimated share value recommendation made by the audit committee of the board of directors, which committee is comprised entirely of independent directors. See our Current Report on Form 8-K, filed with the SEC on September 28, 2015, for additional information regarding Duff & Phelps and its valuation materials.
Share Redemption Program
Our board of directors has adopted a share redemption program that enables our stockholders to sell their shares to us in limited circumstances. Our share redemption program permits stockholders to sell their shares back to us after they have held them for at least one year, subject to the conditions and limitations described below.
Our common stock is currently not listed on a national securities exchange, and we will not seek to list our stock unless and until such time as our independent directors believe that the listing of our stock would be in the best interest of our stockholders. In order to provide stockholders with the benefit of interim liquidity, stockholders who have held their shares for at least one year may present a portion consisting of at least the lesser of (1) 25% of the holder’s shares; or (2) a number of shares with an aggregate redemption price of at least $2,500 to us for redemption at any time in accordance with the procedures outlined below. At that time, we may, subject to the conditions and limitations described below, redeem the shares presented for redemption for cash to the extent that we have sufficient funds available to us to fund such redemption. We will not pay to our advisor or its affiliates any fees to complete any transactions under our share redemption program.
The per share redemption price (other than for shares purchased pursuant to our DRIP) depends on the length of time the stockholder has held such shares as follows: after one year from the purchase date, 95% of the Estimated Share Value; after two years from the purchase date, 97.5% of the Estimated Share Value; and after three years from the purchase date, 100% of the Estimated Share Value. During this time period, the redemption price for shares purchased pursuant to our DRIP will be 100% of the Estimated Share Value (in each case, the redemption price will be adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). For purposes of establishing the redemption price per share, “Estimated Share Value” shall mean the most recently disclosed estimated per share net asset value as determined by our board of directors, including a majority of our independent directors. As a result of the board of directors’ determination of an estimated value of our shares of common stock, the estimated per share value of $9.70, as of August 31, 2015, shall serve as the most recent Estimated Share Value for purposes of the share redemption program, effective October 1, 2015, until such time as the board of directors provides a new Estimated Share Value.

In determining the redemption price, we consider shares to have been redeemed from a stockholder’s account on a first-in, first-out basis. Our board of directors will announce any redemption price adjustment and the time period of its effectiveness as a part of its regular communications with our stockholders. If we have sold a property and have made one or more special distributions to our stockholders of all or a portion of the net proceeds from such sales subsequent to the establishment of the Estimated Share Value, the per share redemption price will be reduced by the net sale proceeds per share distributed to stockholders prior to the redemption date. Our board of directors will, in its sole discretion, determine which distributions, if any, constitute a special distribution. While our board of directors does not have specific criteria for determining a special distribution, we expect that a special distribution will only occur upon the sale of a property and the subsequent distribution of the net sale proceeds. In no event will the Estimated Share Value established for purposes of our share redemption program exceed the then-current estimated share value established for purposes of our DRIP.
Upon receipt of a request for redemption, we may conduct a Uniform Commercial Code search to ensure that no liens are held against the shares. We will not redeem any shares subject to a lien. Any costs for conducting the Uniform Commercial Code search will be borne by us.
We may waive the one-year holding period requirement upon request due to a stockholder’s death or bankruptcy or other exigent circumstances as determined by our advisor. In the event of the death of a stockholder, we must receive notice from the stockholder’s estate within 270 days after the stockholder’s death. In addition, in the event that a stockholder redeems all of their shares, any shares that were purchased pursuant to our DRIP will be excluded from the one-year holding requirement. Also, for purposes of the one-year-holding period, limited partners of our operating partnership who exchanged their limited partnership units for shares of our common stock will be deemed to have owned their shares as of the date our operating partnership’s units were issued. Shares redeemed in connection with a stockholder’s death will be redeemed at a purchase price per share equal to 100% of the Estimated Share Value. Shares redeemed in connection with a stockholder’s bankruptcy or other exigent circumstance within one year from the purchase date will be redeemed at a price per share equal to the price per share we would pay had the stockholder held the shares for one year from the purchase date.
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
We will limit the number of shares redeemed pursuant to our share redemption program as follows: (1) we will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid; and (2) funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under our DRIP. In an effort to accommodate redemption requests throughout the calendar year, we intend to limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter, and funding for redemptions for each quarter generally will be limited to the net proceeds we receive from the sale of shares in the respective quarter under our DRIP; however, our management may waive these quarterly limitations in its sole discretion, subject to the 5% cap on the number of shares we may redeem during the respective trailing 12-month period. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any quarter, in which case quarterly redemptions will be made pro rata, except as described below. Our management also reserves the right, in its sole discretion at any time, and from time to time, to reject any request for redemption for any reason.
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
During the year ended December 31, 2015, we received valid redemption requests under our share redemption program totaling approximately 6.7 million shares, of which we redeemed approximately 3.8 million shares as of December 31, 2015 for $36.1 million ($9.59 per share) and approximately 2.9 million shares subsequent to December 31, 2015 for $27.6 million ($9.59 per share). During the year ended December 31, 2014, we received valid redemption requests under our share redemption program totaling approximately 1.9 million shares, of which we redeemed approximately 1.1 million shares as of December 31, 2014 for $10.6 million ($9.64 per share) and approximately 818,000 shares subsequent to December 31, 2014 for $7.9 million ($9.64 per share). A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program set forth above. We funded such redemptions with proceeds from our DRIP. During the years ended December 31, 2015 and 2014, we issued approximately 11.7 million and 11.0 million shares of common stock, respectively, under the DRIP portion of the Offering and the DRIP Offering, for proceeds of $112.2 million and $104.3 million, respectively, which were recorded as redeemable common stock on the consolidated balance sheets, net of any redemptions paid.
During the three-month period ended December 31, 2015, we redeemed shares as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2015 - October 31, 2015	952	$9.50	952	(1)
November 1, 2015 - November 30, 2015	1,686,475	$9.50	1,686,475	(1)
December 1, 2015 - December 31, 2015	—	$—	—	(1)
Total	1,687,427		1,687,427	(1)
____________________________________

(1)	A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Share Redemptions appearing elsewhere in this Annual Report on Form 10-K, and Note 13 — Stockholders’ Equity to our consolidated financial statements in this Annual Report on Form 10-K for additional share redemption information.

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
See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Distributions appearing elsewhere in this Annual Report on Form 10-K for additional distribution information.
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
The following table shows the character of the distributions we paid on a per share basis during the years ended December 31, 2015, 2014 and 2013 (in thousands, except per share data):

	Total	Distributions Paid	Nontaxable Distributions	Ordinary Dividends
	Distributions Paid	per Common Share	per Common Share	per Common Share
2015	$192,931	$0.62	$0.26	$0.36
2014	$177,017	$0.61	$0.32	$0.29
2013	$47,470	$0.53	$0.21	$0.32
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
In addition, we registered 26.0 million shares of common stock under the DRIP Offering pursuant to a Registration Statement on Form S-3 under the Securities Act (Registration No. 333-192958), which was filed with the SEC on December 19, 2013 and automatically became effective with the SEC upon filing. We will continue to issue shares of common stock under the DRIP Offering. As of December 31, 2015, we had issued approximately 317.9 million shares of our common stock in the Offerings for gross offering proceeds of $3.2 billion before organization and offering costs, selling commissions and dealer manager fees of $306.0 million, out of which we paid $256.5 million in selling commissions and dealer manager fees and $49.5 million in organization and offering costs to CR IV Advisors or its affiliates. With the net offering proceeds and indebtedness, we acquired $4.7 billion in real estate and related assets and incurred acquisition costs of $129.9 million, including costs of $97.2 million in acquisition fees and expense reimbursements to CR IV Advisors. As of March 24, 2016, we had received $3.2 billion in gross offering proceeds through the issuance of approximately 320.7 million shares of our common stock in the Offerings.

ITEM 6.	SELECTED FINANCIAL DATA
The following data should be read in conjunction with our consolidated financial statements and the notes thereto and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Annual Report on Form 10-K. Certain amounts presented below have been reclassified to conform to the current period presentation. See Note 2 — Summary of Significant Policies to our consolidated financial statements in this Annual Report on Form 10-K for a discussion of the various reclassifications. The selected financial data (in thousands, except share and per share amounts) presented below was derived from our consolidated financial statements.

	Year Ended December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Total real estate investments and related assets, net	$4,484,326	$3,923,840	$2,203,056	$520,083	$—
Cash and cash equivalents	$26,316	$55,287	$300,574	$13,895	$200
Total assets	$4,582,199	$4,031,468	$2,544,324	$540,578	$—
Notes payable and credit facility, net	$2,066,563	$1,458,828	$689,621	$272,972	$—
Intangible lease liabilities, net	$53,822	$55,535	$37,485	$7,810	$—
Redeemable common stock and noncontrolling interest	$190,561	$121,972	$26,484	$1,964	$—
Total liabilities	$2,195,084	$1,583,090	$775,868	$293,099	$—
Total stockholders’ equity	$2,196,554	$2,326,406	$1,741,972	$245,515	$200
Operating Data:
Total revenues	$367,731	$256,282	$102,557	$7,837	$—
Total operating expenses	$243,531	$210,852	$113,253	$19,853	$—
Operating income (loss)	$124,200	$45,430	$(10,696)	$(12,016)	$—
Net income (loss) attributable to the Company	$64,771	$11,190	$(32,880)	$(13,744)	$—
Cash Flow Data:
Net cash provided by (used in) operating activities	$182,900	$89,086	$7,570	$(8,717)	$—
Net cash used in investing activities	$(676,738)	$(1,740,355)	$(1,702,957)	$(511,223)	$—
Net cash provided by financing activities	$464,867	$1,405,982	$1,982,066	$533,635	$—
Per Share Data:
Net income (loss) - basic and diluted	$0.21	$0.04	$(0.36)	$(1.60)	$—
Distributions declared per common share	$0.63	$0.63	$0.63	$0.63	$—
Weighted average shares outstanding - basic and diluted	309,263,576	292,072,088	90,330,927	8,578,494	20,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part II, Item 6. Selected Financial Data of this Annual Report on Form 10-K and our accompanying consolidated financial statements and notes thereto. See also the “Cautionary Note Regarding Forward-Looking Statements” section preceding Part I of this Annual Report on Form 10-K.
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
We ceased issuing shares in our Offering on April 4, 2014 and will continue to issue shares of common stock under the DRIP Offering until such time as our shares are listed on a national securities exchange or the DRIP Offering is otherwise terminated by our board of directors. We expect that property acquisitions in 2016 and future periods will be funded by proceeds from financing of the acquired properties, proceeds from our DRIP Offering, cash flows from operations and the strategic sale of properties and other investments.
On September 27, 2015, we announced that the board of directors established an Estimated Share Value of our common stock, as of August 31, 2015, of $9.70 per share for purposes of assisting broker-dealers that participated in the Offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340. Going forward, we intend to publish an updated Estimated Share Value on at least an annual basis.
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our property indebtedness and acquisition and operating expenses. Rental and other property income accounted for 87% of our total revenue for the years ended December 31, 2015 and 2014. As 98.5% of our rentable square feet was under lease as of December 31, 2015, with a weighted average remaining lease term of 10.9 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. CR IV Advisors regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If CR IV Advisors identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease. As of December 31, 2015, the net debt leverage ratio of our consolidated real estate assets, which is the ratio of debt, less cash and cash equivalents, to total gross real estate and related assets net of gross intangible lease liabilities, was 44%.
Our Business Environment and Current Outlook
Current conditions in the global capital markets remain volatile as the world’s economic growth has been affected by geopolitical and economic events. In the United States, the overall economic environment continued to improve in 2015. The U.S. gross domestic product increased to 2.4% in 2015 and unemployment decreased 0.6% during 2015 to 5.0% for December 2015. In 2015, the Federal Reserve raised interest rates for the first time since 2006. In addition, cross-border investors deployed record levels of capital into the U.S. in 2015, increasing by more than 150% over 2014.
Economic trends and government policies affect global and regional commercial real estate markets as well as our operations directly. These include: overall economic activity and employment growth, interest rate levels, the cost and availability of credit and the impact of tax and regulatory policies.

Critical Accounting Policies and Significant Accounting Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We believe the following critical accounting policies govern the significant judgments and estimates used in the preparation of our financial statements, which should be read in conjunction with the more complete discussion of our accounting policies and procedures included in Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements in this Annual Report on Form 10-K.
Recoverability of Real Estate Assets
We invest in real estate assets and subsequently monitor those investments quarterly for impairment, including the review of real estate properties subject to direct financing leases. Additionally, we record depreciation and amortization related to our investments. The risks and uncertainties involved in applying the principles related to real estate investments include, but are not limited to, the following:

•	The estimated useful lives of our depreciable assets affects the amount of depreciation and amortization recognized on our investments;

•	The review of impairment indicators and subsequent determination of the undiscounted future cash flows could require us to reduce the value of assets and recognize an impairment loss;

•	The fair value of held for sale assets is estimated by management. This estimated value could result in a reduction of the carrying value of the asset; and

•	Changes in assumptions based on actual results may have a material impact on our financial results.
Consolidation of Equity Investment
We hold an equity investment in the Unconsolidated Joint Venture and account for this investment using the equity method of accounting as we have the ability to exercise significant influence, but not control, over operating and financial policies of this investment. We must continually evaluate this and other non-controlling interests for consolidation based on standards set forth in GAAP. For legal entities being evaluated, we must first determine whether the interests that we hold and fees we receive qualify as variable interests in the entity, as discussed in Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements in this Annual Report on Form 10-K. The difference between consolidating the variable interest entity (“VIE”) and accounting for it using the equity method could be material to our consolidated financial statements. The risks and uncertainties involved in applying the principles related to equity investments include, but are not limited to, the following:

•
Consideration for VIEs involves determining their ability to finance their operations without additional subordinated financial support, whether the equity holders lack the characteristic of controlling financial interest, or whether the entity is established with non-substantive voting rights; and

•
We perform significance calculations based on investments, total assets and income, on an individual basis or on an aggregated basis, by any combination of unconsolidated subsidiaries and equity-method investees.

Allocation of Purchase Price of Real Estate Assets
In connection with our acquisition of properties, we allocate the purchase price to the tangible and intangible assets and liabilities acquired based on their respective estimated fair values. Tangible assets consist of land, buildings, fixtures and tenant improvements. Intangible assets consist of above- and below-market lease values and the value of in-place leases. Our purchase price allocations are developed utilizing third-party appraisal reports, industry standards and management experience. The risks and uncertainties involved in applying the principles related to purchase price allocations include, but are not limited to, the following:

•
The value allocated to land, as opposed to buildings, fixtures and tenant improvements, affects the amount of depreciation expense we record. If more value is attributed to land, depreciation expense is lower than if more value is attributed to buildings, fixtures and tenant improvements;

•
Intangible lease assets and liabilities can be significantly affected by estimates including market rent, lease terms including renewal options at rental rates below estimated market rental rates, carrying costs of the property during a hypothetical expected lease-up period, and current market conditions and costs, including tenant improvement allowances and rent concessions; and

•	We determine whether any financing assumed is above- or below-market based upon comparison to similar financing terms for similar investment properties.
Derivative Instruments and Hedging Activities
Our decision to enter into hedging activities is based on the application of current market conditions and is subject to variability over time. Utilizing derivative financial instruments exposes us to credit risk, basis risk and legal enforceability risks. If we were unable to manage these risks effectively, our results of operations and financial condition could be adversely affected. We may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with our borrowings. The principal objective of such instruments is to minimize the risks and/or costs associated with our operating and financial structure as well as to hedge specific anticipated transactions. We do not hold or issue derivative financial instruments for trading or speculative purposes. We account for our derivative instruments at fair value.
Recently Issued Accounting Pronouncements
Recently issued accounting pronouncements are described in Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements in this Annual Report on Form 10-K.
Portfolio Information
Real Estate Portfolio
As of December 31, 2015, we owned 871 properties located in 45 states, the gross rentable space of which was 98.5% leased with a weighted average lease term remaining of 10.9 years.
The following table shows the property statistics of our real estate assets as of December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Number of commercial properties (1)	871	759	337
Approximate rentable square feet (1) (2)	25.2 million	20.2 million	10.8 million
Percentage of rentable square feet leased	98.5%	98.6%	98.6%
____________________________________
(1)     Excludes a property owned through the Unconsolidated Joint Venture.
(2)     Includes square feet of the buildings on land parcels subject to ground leases.
The following table summarizes our real estate investment activity during the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Commercial properties acquired (1)	111	422	248
Approximate aggregate purchase price of acquired properties	$ 615.8 million	$ 1.7 billion	$ 1.7 billion
Approximate rentable square feet (1) (2)	3.4 million	9.4 million	8.3 million
____________________________________

(1)
Excludes a property owned through the Unconsolidated Joint Venture and a development project placed into service during 2015. Real estate investment activity for the year ended December 31, 2014 excludes the acquisition of a build-to-suit property. The 1.6 million square foot industrial property was placed in service during the year ended December 31, 2015. As of December 31, 2015, the Company had a total investment in the property of $102.8 million.

(2)	Includes square feet of the buildings on land parcels subject to ground leases.

As shown in the tables above, we owned 871 commercial properties as of December 31, 2015, excluding a property owned through the Unconsolidated Joint Venture, compared to 759 commercial properties as of December 31, 2014. Accordingly, our results of operations for the year ended December 31, 2015, compared to the year ended December 31, 2014, reflect significant increases in most categories.
The following table shows the tenant diversification of our real estate portfolio, based on gross annualized rental revenue, as of December 31, 2015:

			2015 Gross	Percentage of
	Total		Annualized	2015 Gross
	Number	Leased	Rental Revenue	Annualized
Tenant	of Leases (1)	Square Feet (1) (2)	(in thousands)	Rental Revenue
Walgreens - pharmacy	67	979,129	$24,236	7%
Dollar General - discount store	169	1,636,008	16,530	5%
Family Dollar - discount store	151	1,325,092	16,151	4%
United Oil - gas and convenience	55	71,741	13,344	4%
Lowe’s - home and garden	15	1,897,958	13,256	4%
CVS - pharmacy	45	576,154	12,884	4%
Academy Sports - sporting and hobby	7	2,034,260	12,560	3%
PetSmart - pet supply	34	654,318	9,707	3%
L.A. Fitness - fitness	11	502,146	9,042	3%
Home Depot - home and garden	5	651,754	8,339	2%
Other	1,073	14,483,487	210,807	61%
	1,632	24,812,047	$346,856	100%
____________________________________

(1)	Excludes the property owned through the Unconsolidated Joint Venture.

(2)	Includes square feet of the buildings on land parcels subject to ground leases.
The following table shows the tenant industry diversification of our real estate portfolio, based on gross annualized rental revenue, as of December 31, 2015:

			2015 Gross	Percentage of
	Total		Annualized	2015 Gross
	Number	Leased	Rental Revenue	Annualized
Industry	of Leases (1)	Square Feet (1) (2)	(in thousands)	Rental Revenue
Discount store	392	4,896,877	$49,681	14%
Pharmacy	115	1,582,408	37,638	11%
Home and garden	52	3,239,532	30,171	9%
Gas and convenience	87	286,512	27,105	8%
Sporting and hobby	34	3,124,083	26,352	8%
Grocery	44	1,757,070	23,905	7%
Fitness	24	722,483	13,863	4%
Restaurants - casual dining	89	434,217	13,231	4%
Apparel and jewelry	88	769,551	12,379	3%
Pet supply	47	826,415	12,346	3%
Other	660	7,172,899	100,165	29%
	1,632	24,812,047	$346,856	100%
____________________________________

(1)	Excludes the property owned through the Unconsolidated Joint Venture.

(2)	Includes square feet of the buildings on land parcels subject to ground leases.

The following table shows the geographic diversification of our real estate portfolio, based on gross annualized rental revenue, as of December 31, 2015:

			2015 Gross	Percentage of
	Total		Annualized	2015 Gross
	Number of	Rentable	Rental Revenue	Annualized
Location	Properties (1)	Square Feet (1) (2)	(in thousands)	Rental Revenue
California	77	1,033,997	$38,033	11%
Texas	101	1,993,832	32,024	9%
Georgia	36	2,000,402	23,163	7%
Ohio	54	1,879,498	21,039	6%
Florida	60	1,429,508	18,193	5%
Illinois	26	1,217,516	16,687	5%
Tennessee	15	2,898,025	16,612	5%
North Carolina	30	1,161,754	14,120	4%
New York	12	372,245	13,952	4%
Indiana	26	1,015,158	13,812	4%
Other	434	10,193,370	139,221	40%
	871	25,195,305	$346,856	100%
____________________________________

(1)	Excludes the property owned through the Unconsolidated Joint Venture.

(2)	Includes square feet of the buildings on land parcels subject to ground leases.
Leases
Although there are variations in the specific terms of the leases of our properties, the following is a summary of the general structure of our leases. Generally, the leases of the properties acquired provide for initial terms of 10 to 20 years. As of December 31, 2015, the weighted average remaining lease term was 10.9 years. The properties generally are leased under net leases pursuant to which the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. However, certain of the leases require us to maintain the roof and structure of the building. The leases of the properties provide for annual rental payments (payable in monthly installments) ranging from $6,000 to $8.0 million (average of $213,000). Certain leases provide for limited increases in rent as a result of fixed increases or increases in the consumer price index.
Generally, the property leases provide the tenant with one or more multi-year renewal options, subject to generally the same terms and conditions as the initial lease term.

The following table shows lease expirations of our real estate portfolio, as of December 31, 2015, during each of the next ten years and thereafter, assuming no exercise of renewal options:

			2015 Gross
	Total		Annualized	Percentage of
	Number	Leased	Rental Revenue	2015 Gross
	of Leases	Square Feet	Expiring	Annualized
Year of Lease Expiration	Expiring (1)	Expiring (1) (2)	(in thousands)	Rental Revenue
2016	74	346,061	$5,453	1%
2017	85	564,620	6,469	2%
2018	150	928,655	16,515	4%
2019	128	1,087,816	16,173	5%
2020	107	729,055	11,279	3%
2021	75	790,519	12,683	4%
2022	70	1,438,066	17,239	5%
2023	93	2,078,257	27,295	8%
2024	87	1,806,621	24,473	7%
2025	54	1,739,941	19,561	6%
Thereafter	709	13,302,436	189,716	55%
	1,632	24,812,047	$346,856	100%
____________________________________

(1)	Excludes the property owned through the Unconsolidated Joint Venture.

(2)	Includes square feet of the buildings on land parcels subject to ground leases.
Investment in Unconsolidated Joint Venture
As of December 31, 2015, through the Unconsolidated Joint Venture, we had an interest in one property comprising 176,000 rentable square feet of commercial space. As of December 31, 2015, our aggregate investment in the Unconsolidated Joint Venture was $18.4 million. For more information on our Unconsolidated Joint Venture, see Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements included in this Annual Report on Form 10-K.

Same Store Properties
We review our stabilized operating results, measured by contract rental revenue, from properties that we owned for the entirety of both the current and prior year reporting periods, referred to as “same store” properties. Contract rental revenue is a supplemental non-GAAP financial measure of real estate companies’ operating performance. Contract rental revenue is considered by management to be a helpful supplemental performance measure, as it provides a consistent method for the comparison of the Company’s properties. In determining the same store property pool, we include all properties that were owned for the entirety of both the current and prior reporting periods, except for properties during the current or prior year that were under development or redevelopment. “Non-same store,” as reflected in the table below, includes properties acquired on or after January 1, 2014.
As shown in the table below, contract rental revenue on the 337 same store properties for the year ended December 31, 2015 increased approximately $532,000 to $160.4 million, compared to $159.9 million for the year ended December 31, 2014. The same store properties were 97.6% occupied as of December 31, 2015 and 98.5% occupied as of December 31, 2014. The following table shows the contract rental revenue from properties owned for both of the entire years ended December 31, 2015 and 2014, along with a reconciliation to rental income, calculated in accordance with GAAP (dollar amounts in thousands):

	Number of Properties	Year Ended December 31,		Increase/(Decrease)
Contract rental revenue		2015	2014	$ Change	% Change
“Same store” properties	337	$160,437	$159,905	$532	0.3%
“Non-same store” properties	534	148,114	51,636	96,478	186.8%
Total contract rental revenue	871	308,551	211,541	97,010	45.9%

Straight-line rental income		11,776	8,227	3,549	43.1%
Amortization(1)		1,098	2,141	(1,043)	(48.7)%
Rental income - as reported		$321,425	$221,909	$99,516	44.8%
 ____________________________________
(1) Includes amortization of above- and below-market lease intangibles and deferred lease incentives.
Due to the volume of acquisitions during the year ended December 31, 2014, a discussion of same store sales for the years ended December 31, 2014 and 2013 is not considered meaningful and as such is not included in the results of operations.
Results of Operations
The following tables provides summary information about our results of operations for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	Year Ended December 31,			2015 vs. 2014 Increase/(Decrease)	2014 vs. 2013 Increase/(Decrease)
	2015	2014	2013
Total revenues	$367,731	$256,282	$102,557	$111,449	$153,725
General and administrative expenses	$13,652	$11,510	$7,566	$2,142	$3,944
Property operating expenses	$20,890	$15,508	$5,807	$5,382	$9,701
Real estate tax expenses	$33,571	$23,527	$7,700	$10,044	$15,827
Advisory fees and expenses	$36,225	$24,142	$10,549	$12,083	$13,593
Acquisition-related expenses	$15,526	$51,763	$48,286	$(36,237)	$3,477
Depreciation and amortization	$122,227	$84,402	$33,345	$37,825	$51,057
Operating income (loss)	$124,200	$45,430	$(10,696)	$78,770	$56,126
Interest expense and other, net	$59,307	$34,260	$22,184	$25,047	$12,076
Net income (loss) attributable to the Company	$64,771	$11,190	$(32,880)	$53,581	$44,070
Revenue
Our revenue consists primarily of rental and other property income from net leased commercial properties. We also pay certain operating expenses that are subject to reimbursement by our tenants, which results in tenant reimbursement income.
2015 v 2014 – Revenue increased $111.4 million to $367.7 million for the year ended December 31, 2015, compared to $256.3 million for the year ended December 31, 2014. Rental income from net leased commercial properties accounted for

87% of total revenue for each of the years ended December 31, 2015 and December 31, 2014. We also paid certain operating expenses subject to reimbursement by our tenants, which resulted in $46.3 million of tenant reimbursement income during the year ended December 31, 2015, compared to $34.4 million during the year ended December 31, 2014. The increase was primarily due to the acquisition of 111 rental income-producing properties subsequent to December 31, 2014 and owning 759 properties for the entire period ended December 31, 2015.
2014 v 2013 – Revenue increased $153.7 million to $256.3 million for the year ended December 31, 2014, compared to $102.6 million for the year ended December 31, 2013. Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 87% and 88% of total revenue during the years ended December 31, 2014 and 2013, respectively. We also paid certain operating expenses subject to reimbursement by our tenants, which resulted in $34.4 million of tenant reimbursement income during the year ended December 31, 2014, compared to $11.9 million during the year ended December 31, 2013. The increase was primarily due to the acquisition of 422 rental income-producing properties during the year ended December 31, 2014.
General and Administrative Expenses
The primary general and administrative operating expense items are reimbursements to our advisor, audit fees, unused fees on the credit facility, escrow and trustee fees and board of director fees.
2015 v 2014 – General and administrative expenses increased $2.2 million to $13.7 million for the year ended December 31, 2015, compared to $11.5 million for the year ended December 31, 2014. The increase was primarily due to higher professional fees incurred during the year, as well as increases in state franchise and income taxes and operating expense reimbursements to our advisor during the year ended December 31, 2015, primarily as a result of the acquisition of 111 rental income-producing properties subsequent to December 31, 2014 and owning 759 properties for the entire period ended December 31, 2015.
2014 v 2013 – General and administrative expenses increased $3.9 million to $11.5 million for the year ended December 31, 2014, compared to $7.6 million for the year ended December 31, 2013. The increase was primarily due to increased trustee fees as a result of an increase in the number of stockholders of record, combined with an increase in state franchise and income taxes for the year ended December 31, 2014, compared to the year ended December 31, 2013.
Property Operating Expenses
Property operating expenses such as property repairs, maintenance and property related insurance include both reimbursable and non-reimbursable property expenses. We are reimbursed by the tenant for reimbursable property operating expenses in accordance with the respective lease agreements.
2015 v 2014 – Property operating expenses increased $5.4 million to $20.9 million for the year ended December 31, 2015, compared to $15.5 million for the year ended December 31, 2014. The increase was primarily due to the acquisition of 111 rental income-producing properties subsequent to December 31, 2014 and owning 759 properties for the entire period ended December 31, 2015.
2014 v 2013 – Property operating expenses increased $9.7 million to $15.5 million for the year ended December 31, 2014, compared to $5.8 million during the year ended December 31, 2013. The increase was primarily due to the acquisition of 422 rental income-producing properties during the year ended December 31, 2014 and owning 337 properties for the entire period ended December 31, 2014.
Real Estate Tax Expenses
2015 v 2014 – Real estate tax expenses increased $10.1 million to $33.6 million for the year ended December 31, 2015, compared to $23.5 million for the year ended December 31, 2014. The increase was primarily due to the acquisition of 111 rental income-producing properties during the year ended December 31, 2015, as well as recognizing a full year of real estate tax expense on 422 properties acquired in 2014.
2014 v 2013 – Real estate tax expenses increased $15.8 million to $23.5 million for the year ended December 31, 2014, compared to $7.7 million during the year ended December 31, 2013. The increase was primarily due to the acquisition of 422 rental income-producing properties during the year ended December 31, 2014.

Advisory Fees and Expenses
Pursuant to the advisory agreement with CR IV Advisors and based upon the amount of our current invested assets, we are required to pay to CR IV Advisors a monthly advisory fee equal to one-twelfth of 0.75% of the average invested assets up to $2.0 billion, one-twelfth of 0.70% of the average invested assets over $2.0 billion up to $4.0 billion and one-twelfth of 0.65% of assets over $4.0 billion. Additionally, we may be required to reimburse certain expenses incurred by CR IV Advisors in providing such advisory services, subject to limitations as set forth in the advisory agreement.
2015 v 2014 – Advisory fees and expenses increased $12.1 million to $36.2 million for the year ended December 31, 2015, compared to $24.1 million for the year ended December 31, 2014. The increase was primarily due to an increase in our average invested assets to $4.6 billion for the year ended December 31, 2015, compared to $3.1 billion for the year ended December 31, 2014.
2014 v 2013 – Advisory fees and expenses increased $13.6 million to $24.1 million for the year ended December 31, 2014, compared to $10.5 million for the year ended December 31, 2013. The increase was due to an increase in our average invested assets to $3.1 billion for the year ended December 31, 2014, compared to $1.4 billion for the year ended December 31, 2013.
Acquisition-Related Expenses
Acquisition-related expenses include costs incurred for deals that were not consummated and the change in fair value of contingent consideration arrangements.
2015 v 2014 – Acquisition-related expenses decreased $36.3 million to $15.5 million for the year ended December 31, 2015, compared to $51.8 million for the year ended December 31, 2014. The change was primarily due to the acquisition of 111 commercial properties for an aggregate purchase price of $615.8 million during the year ended December 31, 2015, compared to the acquisition of 422 commercial properties for an aggregate purchase price of $1.7 billion during the year ended December 31, 2014.
2014 v 2013 – Acquisition-related expenses increased $3.5 million to $51.8 million for the year ended December 31, 2014, compared to $48.3 million during the year ended December 31, 2013. The increase was primarily due to the acquisition of 422 commercial properties for an aggregate purchase price of $1.7 billion during the year ended December 31, 2014, compared to the acquisition of 248 commercial properties for an aggregate purchase price of $1.7 billion during the year ended December 31, 2013.
Depreciation and Amortization
2015 v 2014 – Depreciation and amortization expenses increased $37.8 million to $122.2 million for the year ended December 31, 2015, compared to $84.4 million for the year ended December 31, 2014. The increase was primarily due to the acquisition of 111 additional rental income-producing properties subsequent to December 31, 2014 and owning 759 properties for the entire period ended December 31, 2015.
2014 v 2013 – Depreciation and amortization expenses increased $51.1 million to $84.4 million for the year ended December 31, 2014, compared to $33.3 million during the year ended December 31, 2013. The increase was primarily due to the acquisition of 422 rental income-producing properties during the year ended December 31, 2014 and owning 337 properties for the entire period ended December 31, 2014.
Interest Expense and Other, Net
Interest expense and other, net includes amortization of deferred financing costs and equity in income related to the Unconsolidated Joint Venture.
2015 v 2014 – Interest expense and other, net increased $25.0 million to $59.3 million for the year ended December 31, 2015, compared to $34.3 million for the year ended December 31, 2014. The increase was primarily due to an increase in the average aggregate amount of debt outstanding from $1.1 billion during the year ended December 31, 2014 to $1.8 billion during the year ended December 31, 2015.
2014 v 2013 – Interest expense and other, net increased $12.1 million to $34.3 million for the year ended December 31, 2014, compared to $22.2 million for the year ended December 31, 2013. The increase was primarily due to an increase in the average aggregate amount of debt outstanding to $1.1 billion during the year ended December 31, 2014 from $485.8 million during the year ended December 31, 2013.

Distributions
Our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001712523 per share (which equates to 6.44% on an annualized basis calculated at the current rate, assuming an estimated value per share of $9.70) for stockholders of record as of the close of business on each day of the period commencing on January 1, 2015 and ending on December 31, 2015. In addition, our board of directors authorized a daily distribution, based on 366 days in the calendar year, of $0.001706776 per share (which equates to 6.44% on an annualized basis calculated at the current rate, assuming an estimated value per share of $9.70) for stockholders of record as of the close of business on each day of the period commencing on January 1, 2016 and ending on June 30, 2016.
During the years ended December 31, 2015 and 2014, we paid distributions of $192.9 million and $177.0 million, respectively, including $112.2 million and $104.3 million, respectively, through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the year ended December 31, 2015 was $182.9 million and reflected a reduction for real estate acquisition-related expenses incurred of $15.5 million, in accordance with GAAP. For the year ended December 31, 2014, net cash provided by operating activities was $89.1 million and reflected a reduction for real estate acquisition-related expenses incurred of $51.8 million, in accordance with GAAP. We treat our real estate acquisition-related expenses as covered by proceeds from the Offerings, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock for the years ended December 31, 2015 and 2014 are considered a source of our distributions to the extent that real estate acquisition-related expenses have reduced net cash flows provided by operating activities. Our 2015 distributions were covered by net cash provided by operating activities of $182.9 million, or 95%, and proceeds from the issuance of notes payable of $10.0 million, or 5%. Our 2014 distributions were covered by net cash provided by operating activities of $89.1 million, or 50%, and proceeds from the Offering of $87.9 million, or 50%.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares of common stock back to us after they have held them for at least one year, subject to significant conditions and limitations. The share redemption program provides that we will redeem shares of our common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under the DRIP. In addition, we will redeem shares on a quarterly basis, at the rate of approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid. During the year ended December 31, 2015, we received valid redemption requests under our share redemption program totaling approximately 6.7 million shares, of which we redeemed approximately 3.8 million shares as of December 31, 2015 for $36.1 million ($9.59 per share) and approximately 2.9 million shares subsequent to December 31, 2015 for $27.6 million ($9.59 per share). As of December 31, 2014, we received valid redemption requests under our share redemption program totaling approximately 1.9 million shares, of which we redeemed approximately 1.1 million shares as of December 31, 2014 for $10.6 million ($9.64 per share) and approximately 818,000 shares subsequent to December 31, 2014 for $7.9 million ($9.64 per share). A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program. We have funded and intend to continue funding share redemptions with proceeds from our DRIP Offering.
See the discussion of our share redemption program in Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Share Redemption Program of this Annual Report on Form 10-K.
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

We have an unsecured credit facility with JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Facility”), that provides for borrowings of up to $1.28 billion, which is comprised of a $636.7 million unsecured term loan and up to $643.3 million in unsecured revolving loans (the “Revolving Loans”). The Credit Facility may be increased up to a maximum of $1.6 billion, subject to meeting certain requirements. As of December 31, 2015, we had $152.3 million in unused capacity under the Credit Facility, subject to borrowing availability. As of December 31, 2015, we also had cash and cash equivalents of $26.3 million.
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
As of December 31, 2015, we had issued approximately 317.9 million shares of our common stock in the Offering, resulting in gross proceeds of $3.2 billion.
Contractual Obligations
As of December 31, 2015, we had $2.1 billion of debt outstanding and the ratio of debt, less cash and cash equivalents, to gross real estate and real estate related assets, net of gross intangible lease liabilities, was 44%. See Note 7 — Notes Payable and Credit Facility to our consolidated financial statements in this Annual Report on Form 10-K for certain terms of our debt outstanding.
Our contractual obligations as of December 31, 2015 were as follows (in thousands):

	Payments due by period (1) (2)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments — fixed rate debt (3)	$896,628	$425	$24,662	$313,214	$558,327
Interest payments — fixed rate debt	237,087	36,292	71,839	63,828	65,128
Principal payments — variable rate debt	53,500	—	33,000	20,500	—
Interest payments — variable rate debt (4)	4,526	1,552	2,288	686	—
Principal payments — credit facility	1,127,666	—	1,127,666	—	—
Interest payments — credit facility (5)	70,068	31,548	38,520	—	—
Total	$2,389,475	$69,817	$1,297,975	$398,228	$623,455
____________________________________

(1)	The table does not include amounts due to CR IV Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
As of December 31, 2015, we had $107.8 million of variable rate debt effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our swap agreements to calculate the debt payment obligations in future periods.

(3)
Principal payment amounts reflect actual payments based on the face amount of notes payable secured by our wholly-owned properties. As of December 31, 2015, the fair value adjustment, net of amortization, of mortgage notes assumed was $590,000.

(4)
As of December 31, 2015, we had variable rate debt outstanding of $53.5 million with a weighted average interest rate of 2.9%. We used the weighted average interest rate to calculate the debt payment obligations in future periods.

(5)
As of December 31, 2015, the Term Loan outstanding totaled $636.7 million, $561.7 million of which is subject to interest rate swap agreements. As of December 31, 2015 the weighted average all-in interest rate for the Swapped Term Loan was 3.1%. As of December 31, 2015, the Revolving Loans outstanding totaled $491.0 million, $250.0 million of which is subject to an interest rate swap agreement (the “Swapped Revolver”). The Swapped Revolver had an all-in interest rate of 3.0% as of December 31, 2015. The remaining $316.0 million outstanding under the Credit Facility had a weighted average interest rate of 2.1% as of December 31, 2015.

We expect to incur additional borrowings in the future to acquire additional properties and make other real estate-related investments. There is no limitation on the amount we may borrow against any single improved property. Our future borrowings will not exceed 300% of our net assets as of the date of any borrowing, which is the maximum level of indebtedness permitted under the NASAA REIT Guidelines; however, we may exceed that limit if approved by a majority of our independent directors. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. Our advisor has set a target leverage ratio of 40% to 50% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets. As of December 31, 2015, our ratio of debt to total gross real estate assets net of gross intangible lease liabilities was 44%.
As of December 31, 2015, we had entered into purchase agreements with unaffiliated third-party sellers to acquire a 100% interest in five retail properties, subject to meeting certain criteria, for an aggregate purchase price of $32.0 million, exclusive of closing costs. As of December 31, 2015, we had $1.0 million of property escrow deposits held by escrow agents in connection with these future property acquisitions. These deposits are included in the consolidated balance sheets in prepaid expenses, property escrow deposits, derivative assets and other assets and could be forfeited under certain circumstances. None of these escrow deposits have been forfeited.
Cash Flow Analysis
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Operating Activities. During the year ended December 31, 2015, net cash provided by operating activities increased by $93.8 million to $182.9 million compared to net cash provided by operating activities of $89.1 million for the year ended December 31, 2014. The change was primarily due to an increase in adjustments in depreciation and amortization of $40.4 million, an increase in net income of $53.7 million and an increase in net working capital accounts of $3.3 million, partially offset by an increase in straight-line rental income of $3.5 million and a contingent consideration fair value adjustment of $1.7 million. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities decreased by $1.1 billion to $676.7 million for the year ended December 31, 2015, compared to $1.7 billion for the year ended December 31, 2014. The decrease was primarily due to the acquisition of 111 commercial properties for an aggregate purchase price of $615.8 million during the year ended December 31, 2015, compared to 422 commercial properties for an aggregate purchase price of $1.7 billion during the year ended December 31, 2014.
Financing Activities. Net cash provided by financing activities decreased by $941.1 million to $464.9 million for the year ended December 31, 2015, compared to $1.4 billion for the year ended December 31, 2014. The change was primarily due to our having received no net proceeds from the issuance of common stock in the Offerings and net proceeds from the borrowing facilities and notes payable of $597.0 million for the year ended December 31, 2015, compared to net proceeds from the issuance of common stock of $752.7 million in the Offering and net proceeds from the borrowing facilities and notes payable of $743.7 million for the year ended December 31, 2014. In addition, share redemptions increased by $33.4 million to $44.2 million for the year ended December 31, 2015, compared to $10.8 million for the year ended December 31, 2014.

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
Investing Activities. Net cash used in investing activities increased $37.4 million to $1.74 billion for the year ended December 31, 2014, compared to $1.70 billion for the year ended December 31, 2013. The increase was primarily due to the acquisition of 422 commercial properties for an aggregate purchase price of $1.74 billion during the year ended December 31, 2014, compared to 248 commercial properties for an aggregate purchase price of $1.66 billion during the year ended December 31, 2013.
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
Related-Party Transactions and Agreements
We have entered into agreements with CR IV Advisors and its affiliates whereby we agree to pay certain fees to, or reimburse certain expenses of, CR IV Advisors or its affiliates such as acquisition and advisory fees and expenses, organization and offering costs, leasing fees and reimbursement of certain operating costs. See Note 11— Related-Party Transactions and Arrangements to our consolidated financial statements in this Annual Report on Form 10-K for a discussion of the various related-party transactions, agreements and fees.

Conflicts of Interest
Affiliates of CR IV Advisors act as an advisor to, and our chief financial officer acts as an executive officer of, CCPT V, CCIT II and Cole Income NAV Strategy, all of which are REITs distributed and managed by affiliates of CR IV Advisors. As such, there are conflicts of interest where CR IV Advisors or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for VEREIT or another real estate program sponsored by Cole Capital, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management among others. The compensation arrangements between affiliates of CR IV Advisors and VEREIT and these other real estate programs sponsored by Cole Capital could influence the advice to us. See Part I, Item 1. Business — Conflicts of Interest of this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of December 31, 2015 and 2014, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with the acquisition of our properties, we have obtained variable rate debt financing through borrowings under the Revolving Loans and therefore may be exposed to changes in the London Interbank Offered Rate (“LIBOR”). In the future, we may obtain additional variable rate debt financing to fund certain property acquisitions, and may be exposed to interest rate changes. Our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. We have entered, and expect to continue to enter, into derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk associated with our variable rate debt. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes. We may also enter into rate lock arrangements to lock interest rates on future borrowings. We may be exposed to credit and market risks including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates.

As of December 31, 2015, we had $369.5 million of variable rate debt, excluding any debt subject to interest rate swap agreements, and, therefore, we are exposed to interest rate changes in LIBOR. As of December 31, 2015, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $1.8 million per year.
As of December 31, 2015, we had eight interest rate swap agreements outstanding, which mature on various dates from June 2018 through November 2020, with an aggregate notional amount of $919.5 million and an aggregate net fair value of $(5.4) million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of December 31, 2015, an increase of 50 basis points in interest rates would result in a decrease of $12.2 million to the net fair value of the derivative liability, resulting in a derivative asset of $6.8 million. A decrease of 50 basis points in interest rates would result in a $12.3 million increase to the net fair value of the derivative liability, resulting in a derivative liability of $17.7 million.
We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2015.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that no controls and procedures, no matter how well designed and operated, can provide absolute assurance of achieving the desired control objectives.
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2015 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2015, were effective.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2015.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be presented in our definitive proxy statement for our 2016 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2015, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item will be presented in our definitive proxy statement for our 2016 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2015, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be presented in our definitive proxy statement for our 2016 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2015, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item will be presented in our definitive proxy statement for our 2016 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2015, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be presented in our definitive proxy statement for our 2016 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2015, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements
The list of the consolidated financial statements contained herein is set forth on page F-1 hereof.
Financial Statement Schedules
Schedule III – Real Estate Assets and Accumulated Depreciation is set forth beginning on page S-1 hereof.
All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.
Exhibits
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1
First Articles of Amendment and Restatement of Cole Credit Property Trust IV, Inc. (Incorporated by reference to Exhibit 3.4 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (File No. 333-169533), filed January 24, 2012).

3.2
Certificate of Correction to the First Articles of Amendment and Restatement of Cole Credit Property Trust IV, Inc. (Incorporated by reference to Exhibit 3.6 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (File No. 333-169533), filed January 24, 2012).

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

3.6
Bylaws of Cole Credit Property Trust IV, Inc. (Incorporated by reference to Exhibit 3.5 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (File No. 333-169533), filed January 24, 2012).

3.7	First Amendment to the Bylaws of Cole Credit Property Trust IV, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed June 27, 2012).
4.1
Distribution Reinvestment Plan (Incorporated by reference to Exhibit 10.3 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11 (File No. 333-169533), filed January 10, 2014).

10.1
Advisory Agreement by and between Cole Credit Property Trust IV, Inc. and Cole REIT Advisors IV, LLC, dated January 20, 2012 (Incorporated by reference to Exhibit 10.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (File No. 333-169533), filed January 24, 2012).

10.2
Amended and Restated Agreement of Limited Partnership of Cole Operating Partnership IV, LP, by and between Cole Credit Property Trust IV, Inc. and the limited partners thereto (Incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (File No. 333-169533), filed January 24, 2012).

10.3
First Amendment of Advisory Agreement by and between Cole Credit Property Trust IV, Inc. and Cole REIT Advisors IV, LLC, dated February 23, 2012 (Incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q (File No. 000-54939), filed May 15, 2012).

10.4
Loan Agreement by and between Cole MT Brooklyn NY, LLC, as borrower and PNC Bank, National Association, as lender dated December 5, 2012 (Incorporated by reference to Exhibit 10.22 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (File No. 333-169533), filed January 10, 2013).

10.5
Credit Agreement, dated December 14, 2012, among Cole Operating Partnership IV, LP, as borrower, each lender from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and syndication agent, and J.P. Morgan Securities LLC as lead arranger and book manager (Incorporated by reference to Exhibit 10.23 to Post-Effective Amendment No. 4 to the Company's Registration Statement on Form S-11 (File No. 333-169533), filed January 10, 2013).

10.6
Purchase Agreement by and between Cole CCPT IV Acquisitions, LLC and WPV San Jose, LLC, dated January 18, 2013 (Incorporated by reference to Exhibit 10.24 to Post-Effective Amendment No. 5 to the Company's Registration Statement on Form S-11 (File No. 333-169533), filed April 10, 2013).

10.7
Fourth Amendment to Purchase Agreement by and between Cole CCPT IV Acquisitions, LLC and WPV San Jose, LLC, dated February 12, 2013 (Incorporated by reference to Exhibit 10.25 to Post-Effective Amendment No. 5 to the Company's Registration Statement on Form S-11 (File No. 333-169533), filed April 10, 2013).

10.8
First Modification and Lender Joinder Agreement, dated March 8, 2013, by and among Cole Operating Partnership IV, LP, JPMorgan Chase Bank, N.A. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.26 to Post-Effective Amendment No. 5 to the Company's Registration Statement on Form S-11 (File No. 333-169533), filed April 10, 2013).

10.9
Loan Agreement dated April 15, 2013 between Cole MT San Jose CA, LP as Borrower and Wells Fargo Bank, National Association as Lender (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 000-54939), filed May 14, 2013).

10.10
Second Modification Agreement, dated May 3, 2013, by and among Cole Operating Partnership IV, LP, JPMorgan Chase Bank, N.A. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-54939), filed August 13, 2013).

10.11
Third Modification and Lender Joinder Agreement, dated July 19, 2013, among Cole Operating Partnership IV, LP, JP Morgan Chase Bank, N.A., Bank of America, N.A. and U.S. Bank National Association (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-54939), filed November 12, 2013).

10.12
Amended and Restated Credit Agreement, dated as of August 15, 2013, among Cole Operating Partnership IV, LP , as the borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Bank of America, N.A. and U.S. Bank National Association as Co-Syndication Agents, Capital One, N.A., Regions Bank, Wells Fargo Bank, National Association and PNC Bank, National Association as Co-Documentation Agents and the other lenders party thereto (Incorporated by reference to Exhibit 10.29 to Post-Effective Amendment No. 7 to the Company's Registration Statement on Form S-11 (File No. 333-169533), filed October 10, 2013).

21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
31.1*	Certifications of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
 ____________________________________

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 29th day of March, 2016.

Cole Credit Property Trust IV, Inc.

By:	/s/ SIMON J. MISSELBROOK
Simon J. Misselbrook
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ THOMAS W. ROBERTS	Chief Executive Officer and President	March 29, 2016
Thomas W. Roberts	(Principal Executive Officer)

/s/ SIMON J. MISSELBROOK	Chief Financial Officer and	March 29, 2016
Simon J. Misselbrook	Treasurer (Principal Financial Officer)

/s/ CHRISTINE T. BROWN	Vice President of Accounting	March 29, 2016
Christine T. Brown	(Principal Accounting Officer)

/s/ LAWRENCE S. JONES	Director	March 29, 2016
Lawrence S. Jones

/s/ T. PATRICK DUNCAN	Chairman of the Board	March 29, 2016
T. Patrick Duncan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Cole Credit Property Trust IV, Inc.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Cole Credit Property Trust IV, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cole Credit Property Trust IV, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
March 29, 2016

COLE CREDIT PROPERTY TRUST IV, INC.
CONSOLIDATED BALANCE SHEETS
 (in thousands, except share and per share amounts)

	December 31, 2015	December 31, 2014
ASSETS
Investment in real estate assets:
Land	$1,113,987	$972,983
Buildings, fixtures and improvements	3,071,618	2,617,956
Intangible lease assets	533,477	440,002
Total real estate investments, at cost	4,719,082	4,030,941
Less: accumulated depreciation and amortization	(253,115)	(126,271)
Total real estate investments, net	4,465,967	3,904,670
Investment in unconsolidated joint venture	18,359	19,170
Total real estate investments and related assets, net	4,484,326	3,923,840
Cash and cash equivalents	26,316	55,287
Restricted cash	8,274	4,560
Rents and tenant receivables, net	54,782	34,929
Due from affiliates	47	470
Prepaid expenses, property escrow deposits, derivative assets and other assets	4,359	7,137
Deferred costs, net	4,095	5,245
Total assets	$4,582,199	$4,031,468

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and credit facility, net	$2,066,563	$1,458,828
Accounts payable and accrued expenses	26,418	25,355
Due to affiliates	5,613	5,473
Intangible lease liabilities, net	53,822	55,535
Distributions payable	16,568	16,189
Deferred rental income, derivative liabilities and other liabilities	26,100	21,710
Total liabilities	2,195,084	1,583,090
Commitments and contingencies
Redeemable common stock and noncontrolling interest	190,561	121,972
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 490,000,000 shares authorized, 312,093,211 and 304,950,000 shares issued and outstanding, respectively	3,121	3,050
Capital in excess of par value	2,607,367	2,607,448
Accumulated distributions in excess of earnings	(408,575)	(280,035)
Accumulated other comprehensive loss	(5,359)	(4,057)
Total stockholders’ equity	2,196,554	2,326,406
Total liabilities and stockholders’ equity	$4,582,199	$4,031,468
The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except share and per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Rental income	$321,425	$221,909	$90,680
Tenant reimbursement income	46,306	34,373	11,877
Total revenues	367,731	256,282	102,557
Operating expenses:
General and administrative	13,652	11,510	7,566
Property operating	20,890	15,508	5,807
Real estate tax	33,571	23,527	7,700
Advisory fees and expenses	36,225	24,142	10,549
Acquisition-related	15,526	51,763	48,286
Depreciation and amortization	122,227	84,402	33,345
Impairment	1,440	—	—
Total operating expenses	243,531	210,852	113,253
Operating income (loss)	124,200	45,430	(10,696)
Other income (expense):
Interest expense and other, net	(59,307)	(34,260)	(22,184)
Net income (loss)	64,893	11,170	(32,880)
Net income (loss) allocated to noncontrolling interest	122	(20)	—
Net income (loss) attributable to the Company	$64,771	$11,190	$(32,880)
Weighted average number of common shares outstanding:
Basic and diluted	309,263,576	292,072,088	90,330,927
Net income (loss) per common share:
Basic and diluted	$0.21	$0.04	$(0.36)
The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$64,893	$11,170	$(32,880)
Other comprehensive loss:
Unrealized loss on interest rate swaps	(7,787)	(7,046)	(4,203)
Amount of loss reclassified from other comprehensive loss into income as interest expense	6,485	5,241	1,951
Total other comprehensive loss	(1,302)	(1,805)	(2,252)

Comprehensive income (loss)	63,591	9,365	(35,132)
Comprehensive income (loss) allocated to noncontrolling interest	122	(20)	—
Comprehensive income (loss) attributable to the Company	$63,469	$9,385	$(35,132)
The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (in thousands, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2013	29,943,549	$299	$264,341	$(19,125)	$—	$245,515
Issuance of common stock	181,205,760	1,811	1,806,009	—	—	1,807,820
Distributions to investors	—	—	—	(56,583)	—	(56,583)
Commissions on stock sales and related dealer manager fees	—	—	(157,767)	—	—	(157,767)
Other offering costs	—	—	(36,179)	—	—	(36,179)
Redemptions of common stock	(122,637)	—	(1,182)	—	—	(1,182)
Changes in redeemable common stock	—	—	(24,520)	—	—	(24,520)
Comprehensive loss	—	—	—	(32,880)	(2,252)	(35,132)
Balance, December 31, 2013	211,026,672	$2,110	$1,850,702	$(108,588)	$(2,252)	$1,741,972
Issuance of common stock	95,036,480	951	940,979	—	—	941,930
Distributions to investors	—	—	—	(182,637)	—	(182,637)
Commissions on stock sales and related dealer manager fees	—	—	(72,706)	—	—	(72,706)
Other offering costs	—	—	(7,277)	—	—	(7,277)
Redemptions and cancellations of common stock	(1,113,152)	(11)	(10,838)	—	—	(10,849)
Changes in redeemable common stock	—	—	(93,412)	—	—	(93,412)
Comprehensive loss	—	—	—	11,190	(1,805)	9,385
Balance, December 31, 2014	304,950,000	$3,050	$2,607,448	$(280,035)	$(4,057)	$2,326,406
Issuance of common stock	11,745,917	117	112,041	—	—	112,158
Distributions to investors	—	—	—	(193,311)	—	(193,311)
Commissions on stock sales and related dealer manager fees	—	—	—	—	—	—
Other offering costs	—	—	(6)	—	—	(6)
Redemptions and cancellations of common stock	(4,602,706)	(46)	(44,142)	—	—	(44,188)
Changes in redeemable common stock	—	—	(67,974)	—	—	(67,974)
Comprehensive loss	—	—	—	64,771	(1,302)	63,469
Balance, December 31, 2015	312,093,211	$3,121	$2,607,367	$(408,575)	$(5,359)	$2,196,554
The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$64,893	$11,170	$(32,880)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, net	121,128	82,143	33,156
Amortization of deferred financing costs	4,646	3,201	3,056
Amortization of fair value adjustment of mortgage notes payable assumed	(336)	(94)	—
Straight-line rental income	(11,776)	(8,227)	(4,853)
Bad debt expense	320	113	59
Equity in income of unconsolidated joint venture	(798)	(765)	(324)
Return on investment from unconsolidated joint venture	1,038	719	130
Loss on sale of real estate	108	157	—
Impairment of real estate	1,440	—	—
Fair value adjustment to contingent consideration	(1,747)	—	—
Changes in assets and liabilities:
Rents and tenant receivables	(3,570)	(12,375)	(8,181)
Prepaid expenses and other assets	(488)	(480)	(730)
Accounts payable and accrued expenses	6,043	6,741	8,688
Deferred rental income and other liabilities	1,436	4,355	7,369
Due from affiliates	423	(470)	—
Due to affiliates	140	2,898	2,080
Net cash provided by operating activities	182,900	89,086	7,570
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(677,754)	(1,717,744)	(1,667,832)
Real estate developments	(684)	(31,742)	—
Return of investment in unconsolidated joint venture	571	—	(18,930)
Proceeds from sale of real estate	1,058	1,758	—
Escrowed funds for acquisition of real estate investments	—	(70,254)	—
Release of escrowed funds for acquisition of real estate investments	—	70,254	—
Payment of property escrow deposits	(3,240)	(6,148)	(28,978)
Refund of property escrow deposits	7,025	9,888	20,453
Change in restricted cash	(3,714)	3,633	(7,670)
Net cash used in investing activities	(676,738)	(1,740,355)	(1,702,957)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	837,669	1,782,118
Redemptions and cancellations of common stock	(44,188)	(10,849)	(1,182)
Offering costs on issuance of common stock	(6)	(84,920)	(190,670)
Distributions to investors	(80,773)	(72,756)	(21,768)
Proceeds from notes payable and borrowing facilities	1,218,367	744,064	970,842
Repayments of borrowing facilities and notes payable	(621,388)	(388)	(548,490)
Payment of loan deposits	(3,242)	(523)	(1,406)
Refund of loan deposits	3,242	1,068	861
Change in escrowed investor proceeds	—	(5,147)	4,624
Deferred financing costs paid	(7,638)	(1,681)	(12,408)
Contributions from noncontrolling interests	762	2,142	—
Distributions to noncontrolling interests	(269)	(46)	—
Other financing activities	—	(2,651)	(455)
Net cash provided by financing activities	464,867	1,405,982	1,982,066
Net (decrease) increase in cash and cash equivalents	(28,971)	(245,287)	286,679
Cash and cash equivalents, beginning of period	55,287	300,574	13,895
Cash and cash equivalents, end of period	$26,316	$55,287	$300,574
The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Credit Property Trust IV, Inc. (the “Company”) is a Maryland corporation, incorporated on July 27, 2010, that qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2012. The Company is the sole general partner of and owns, directly or indirectly, 100% of the partnership interests in Cole Operating Partnership IV, LP, a Delaware limited partnership. The Company is externally managed by Cole REIT Advisors IV, LLC (“CR IV Advisors”), a Delaware limited liability company and an affiliate of the Company’s sponsor, Cole Capital®, which is a trade name used to refer to a group of affiliated entities directly or indirectly controlled by VEREIT, Inc. (“VEREIT”), a widely-held public company whose shares of common stock are listed on the New York Stock Exchange (NYSE: VER). VEREIT indirectly owns and/or controls the Company’s external advisor, CR IV Advisors, the Company’s dealer manager for the Offering (as defined below), Cole Capital Corporation (“CCC”), the Company’s property manager, CREI Advisors, LLC (“CREI Advisors”), and the Company’s sponsor, Cole Capital.
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
Pursuant to the terms of the Company’s DRIP, as of August 31, 2015, distributions are reinvested in shares of our common stock at a price of $9.70 per share, the estimated per share value as determined by the Board.
As of December 31, 2015, the Company had issued approximately 317.9 million shares of its common stock in the Offerings, including 20.6 million shares issued in the DRIP Offering, for gross offering proceeds of $3.2 billion before organization and offering costs, selling commissions and dealer manager fees of $306.0 million. As of December 31, 2015, the Company owned 871 properties, which include properties owned through a consolidated joint venture arrangement (the “Consolidated Joint Venture”), comprising 25.2 million rentable square feet of commercial space located in 45 states. As of December 31, 2015, the rentable space at these properties was 98.5% leased. In addition, through an unconsolidated joint venture arrangement, as of December 31, 2015, the Company had an interest in one property comprising 176,000 rentable square feet of commercial space (the “Unconsolidated Joint Venture”).

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
A VIE must be consolidated by its primary beneficiary, which is generally defined as the party who has a controlling financial interest in the VIE. The Company qualitatively assesses whether it is (or is not) the primary beneficiary of a VIE. Consideration of various factors include, but are not limited to, the Company’s ability to direct the activities that most significantly impact the entity’s economic performance and its obligation to absorb losses from or right to receive benefits of the VIE that could potentially be significant to the VIE. The Company consolidates any VIEs when the Company is determined to be the primary beneficiary of the VIE and the difference between consolidating the VIE and accounting for it using the equity method could be material to the Company’s consolidated financial statements. The Company continually evaluates the need to consolidate these VIEs based on standards set forth in GAAP as described above.
As of December 31, 2015, the Company determined that it had a controlling interest in the Consolidated Joint Venture and therefore met the GAAP requirements for consolidation. As of December 31, 2015 and December 31, 2014, the Company was not required to consolidate the Unconsolidated Joint Venture as the applicable joint venture entity did not qualify as a VIE and the Company did not meet the control requirement for consolidation.
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation.

The Company has chosen to break out the details of (i) real estate tax expenses from property operating expenses in the Company’s consolidated statements of operations and (ii) straight-line rental income in the Company’s consolidated statements of cash flows. The Company has also chosen to combine the depreciation of $54.8 million and $21.6 million for the years ended December 31, 2014 and 2013, respectively, and amortization of $29.6 million and $11.7 million for the years ended December 31, 2014 and 2013, respectively, into the line item depreciation and amortization in the consolidated statements of operations.

The unrealized loss on interest rate swaps line item from the prior years has been disaggregated within the consolidated statements of other comprehensive income (loss) into the captions unrealized loss on interest rate swaps and amount of loss reclassified from other comprehensive loss into income as interest expense.

Further, the Company has modified the presentation of debt issuance costs related to a recognized debt liability to be presented on the consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability (specifically relating to mortgage notes payable and the term portion of the credit facility), rather than presenting the costs as an asset, for all periods presented. As such, the corresponding prior period amounts have also been broken out into separate line items to conform to the current financial statement presentation.

The Company has also reclassified certain accounts, as shown below, in its previously issued consolidated balance sheet to conform to the current period presentation. Investments in real estate assets have been presented gross, with the related depreciation and amortization amounts subtracted out to arrive at the net real estate investments balance. None of the revised

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

reclassifications reflect corrections of any amounts. The following table presents the previously reported balances and the reclassified balances for the impacted line items of the December 31, 2014 consolidated balance sheet (in thousands):

December 31, 2014
As Previously Reported
Investment in real estate assets:
Land	$972,983
Buildings and improvements, less accumulated depreciation of $78,186	2,539,770
Intangible lease assets, less accumulated amortization of $48,085	391,917
Total investment in real estate assets, net	$3,904,670

December 31, 2014
As Reclassified
Investment in real estate assets:
Land	$972,983
Buildings, fixtures and improvements	2,617,956
Intangible lease assets	440,002
Total real estate investments, at cost	4,030,941
Less: accumulated depreciation and amortization	(126,271)
Total real estate investments, net	$3,904,670
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
Real Estate Investments
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
The Company considers the period of future benefit of each respective asset to determine the appropriate useful life. The estimated useful lives of the Company’s real estate assets by class are generally as follows:

Buildings	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lease term
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. The Company recorded impairment charges of $1.4 million related to one property during the year ended December 31, 2015. The assumptions and uncertainties utilized in the evaluation of the impairment of real estate assets are discussed in detail in Note 3 — Fair Value Measurements. See also Note 4 — Real Estate

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquisitions for further discussion regarding real estate investment activity. No impairment indicators were identified and no impairment losses were recorded during the years ended December 31, 2014 or 2013.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of December 31, 2015 or 2014.
Allocation of Purchase Price of Real Estate Assets
Upon the acquisition of real properties, the Company allocates the purchase price to acquired tangible assets, consisting of land, buildings and improvements, and identified intangible assets and liabilities, consisting of the value of above- and below-market leases and the value of in-place leases, based in each case on their respective fair values. Acquisition-related expenses are expensed as incurred. The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and buildings). The information in the appraisal, along with any additional information available to the Company’s management, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.
The fair values of above- and below-market lease intangibles are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease including, for below-market leases, any bargain renewal periods. The above- and below-market lease intangibles are capitalized as intangible lease assets or liabilities, respectively. Above-market leases are amortized as a reduction to rental income over the remaining terms of the respective leases. Below-market leases are amortized as an increase to rental income over the remaining terms of the respective leases, including any bargain renewal periods. In considering whether or not the Company expects a tenant to execute a bargain renewal option, the Company evaluates economic factors and certain qualitative factors at the time of acquisition, such as the financial strength of the tenant, the remaining lease term, the tenant mix of the leased property, the Company’s relationship with the tenant and the availability of competing tenant space. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above- or below-market lease intangibles relating to that lease would be recorded as an adjustment to rental income.
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
The Company estimates the fair value of assumed mortgage notes payable based upon indications of current market pricing for similar types of debt financing with similar maturities. Assumed mortgage notes payable are initially recorded at their estimated fair value as of the assumption date, and any difference between such estimated fair value and the mortgage note’s

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

outstanding principal balance is amortized or accreted to interest expense over the term of the respective mortgage note payable.
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
Development Activities

Project costs and expenses, including interest incurred, associated with the development, construction and lease-up of a real estate project are capitalized as construction in progress. Once the development and construction of the building is substantially completed, the amounts capitalized to construction in progress are transferred to (i) land and (ii) buildings, fixtures and improvements and are depreciated over their respective useful lives. During the year ended December 31, 2015, the Company capitalized $1.5 million of interest expense associated with development projects. The Company did not capitalize any interest expense during the year ended December 31, 2014.
Noncontrolling Interest-Redeemable Interest in Consolidated Joint Venture
On June 27, 2014, the Company completed the formation of the Consolidated Joint Venture. Pursuant to the joint venture agreement, the joint venture partner has a right to exercise an option after two years whereby the Company will be required to purchase the ownership interest of the joint venture partner at fair market value. The Company determined it had a controlling interest in the Consolidated Joint Venture and, therefore, met the GAAP requirements for consolidation. The Company recorded net income of $122,000, received contributions of $762,000, and paid distributions of $269,000 related to the noncontrolling interest during the year ended December 31, 2015. The Company recorded the noncontrolling interest of $2.7 million and $2.1 million as of December 31, 2015 and December 31, 2014, respectively, as temporary equity, in the mezzanine section of the consolidated balance sheets, due to the redemption option existing outside the control of the Company.
Investment in Unconsolidated Joint Venture
The Company accounts for the Unconsolidated Joint Venture using the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over operating and financial policies of this investment. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the Unconsolidated Joint Venture’s earnings and distributions. The Company is required to determine whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of its investment in the Unconsolidated Joint Venture. If an event or change in circumstance has occurred, the Company is required to evaluate the Unconsolidated Joint Venture for potential impairment and determine if the carrying amount of its investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in an Unconsolidated Joint Venture for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. No impairment indicators were identified and no impairment losses were recorded related to the Unconsolidated Joint Venture during the years ended December 31, 2015 and December 31, 2014.
Restricted Cash
The Company had $8.3 million and $4.6 million in restricted cash as of December 31, 2015 and 2014, respectively. Included in restricted cash was $5.9 million and $2.7 million held by lenders in lockbox accounts, as of December 31, 2015 and 2014, respectively. As part of certain debt agreements, rents from certain encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess is disbursed to the Company. Also included in restricted cash was $2.4 million and $1.9 million held by lenders in escrow accounts for real estate taxes and other lender reserves for certain properties, in accordance with the respective lender’s loan agreement as of December 31, 2015 and 2014, respectively.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash Concentrations
As of December 31, 2015, the Company had cash on deposit, including restricted cash, at 11 financial institutions, five of which had Company deposits in excess of federally insured levels totaling $30.9 million; however, the Company has not experienced any losses in such accounts. The Company limits significant cash deposits to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
Deferred Financing Costs
Deferred financing costs represent commitment fees, legal fees and other costs associated with obtaining commitments for financing. These costs are amortized to interest expense over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are written off when the associated debt was refinanced or repaid before maturity. As discussed in “Reclassifications” and “Recent Accounting Pronouncements” in this note, the Company historically presented the costs as an asset for the respective financing agreements. Pursuant to the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2015-03, the presentation of all deferred financing costs, other than those associated with the revolving loan portion of the credit facility, has been reclassified such that the debt issuance costs related to a recognized debt liability is presented on the consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability rather than as an asset. However, the Company has not reclassified the presentation of deferred financing costs related to the revolving loan portion of the credit facility as, pursuant to FASB ASU 2015-15, debt issuance costs related to securing a revolving line of credit may be presented as an asset and amortized ratably over the term of the line of credit arrangement. As such, the Company’s current and corresponding prior period total deferred financing costs, net in the accompanying consolidated balance sheets relate only to the revolving loan portion of the credit facility and the historical presentation, amortization and treatment of unamortized costs are still applicable. As of December 31, 2015 and 2014, the Company had $4.1 million and $5.2 million, respectively, of deferred financing costs, net of accumulated amortization, related to the revolving loan portion of the credit facility. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined the financing will not close.
Due to Affiliates
CR IV Advisors, and certain of its affiliates, received fees, reimbursements and compensation in connection with services provided relating to the Offering and the acquisition, management, financing and leasing of the properties of the Company. As of December 31, 2015, $5.6 million was due to CR IV Advisors and its affiliates for such services, as discussed in Note 11 — Related-Party Transactions and Arrangements.
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
Redeemable Common Stock
Under the Company’s share redemption program, the Company’s obligation to redeem shares of its outstanding common stock is limited, among other things, to the net proceeds received by the Company from the sale of shares under the DRIP, net of shares redeemed to date. The Company records amounts that are redeemable under the share redemption program as redeemable common stock outside of permanent equity in its consolidated balance sheets. Changes in the amount of redeemable common stock from period to period are recorded as an adjustment to capital in excess of par value.
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

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company will record an increase in the allowance for uncollectible accounts or record a direct write-off of the receivable in the consolidated statements of operations and comprehensive income (loss). As of December 31, 2015 and December 31, 2014, the Company had an allowance for uncollectible accounts of $301,000 and $67,000, respectively.
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
Earnings (Loss) Per Share
Earnings (loss) per share are calculated based on the weighted average number of common shares outstanding during each period presented. Diluted income (loss) per share considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the years ended December 31, 2015, 2014 or 2013.
Reportable Segment
The Company’s commercial real estate investments consist primarily of income-producing necessity retail properties that are single-tenant or multi-tenant “power centers,” which are leased to creditworthy tenants under long-term net leases. The properties are geographically diversified throughout the United States and have similar economic characteristics. The Company’s management evaluates operating performance on an overall portfolio level; therefore, the Company’s properties are one reportable segment.
Recent Accounting Pronouncements
Effective December 31, 2015, the Company early adopted the accounting and reporting requirements of ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation and Subsequent Measurement of Debt Issuance Costs (“ASU 2015-03”) and ASU No. 2015-15, Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”), included in the FASB Accounting Standards Codification (“ASC”) for balance sheet classification of debt issuance costs requiring debt issuance costs to be presented as an offset to the related debt. The Company has applied these requirements retrospectively. Accordingly, the Company has offset $7.7 million of previously reported debt issuance costs included in other assets with the previously reported notes payable and credit facility, net balance of $1.5 billion in the Company’s December 31, 2014 consolidated balance sheet. The adoption of these accounting and reporting requirements had no impact on the Company’s consolidated statements of operations or consolidated statements of cash flows.
ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”) — The evaluation of limited partnerships or similar entities as VIEs was modified. The revised requirements may affect the method of consolidation for reporting entities involved with such entities. Additional disclosure is required for entities not previously included in the reporting entity as a VIE. ASU 2015-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. Application of the revised standards may follow the retrospective approach or a modified retrospective approach. The Company has evaluated the effect of ASU 2015-02 and noted that there will not be an impact to the Company’s consolidated financial statements, except certain expanded disclosures will be required.
From time to time, new accounting pronouncements are issued by various standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company is currently evaluating the effect that certain of these new accounting requirements may have on the Company’s accounting and related reporting and disclosures in the Company’s consolidated financial statements:

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) - The requirements were amended to remove inconsistencies in revenue requirements and to provide a more complete framework for addressing revenue issues across a broad range of industries and transaction types. The revised standard’s core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. These provisions are effective January 1, 2018, and are to be applied retrospectively, with early adoption permitted for periods beginning after December 15, 2016 and interim periods thereafter.
ASU No. 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”) - The amendments in this update eliminate the requirement that an acquirer in a business combination retrospectively account for measurement-period adjustments. Measurement-period adjustments should be recognized during the period in which the adjustment amount is determined, including any earnings impact that the acquirer would have recorded in prior periods if the accounting was completed at the acquisition date. These provisions are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted.
ASU No. 2016-01, Financial Instruments (Subtopic 825-10) - The amendments in this update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The amendments in this update also require an entity to present separately in other comprehensive income (loss), the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the consolidated balance sheets or the accompanying notes to the financial statements. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.
On February 25, 2016, the FASB issued Accounting Standards Codification (“ASC”) 842 (“ASC 842”), Leases, which replaces the existing guidance in ASC 840, Leases.  ASC 842 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. ASC 842 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases.  Both finance leases and operating leases will result in the lessee recognizing a right-of-use (“ROU”) asset and a corresponding lease liability.  For finance leases, the lessee would recognize interest expense and amortization of the ROU asset and for operating leases the lessee would recognize a straight-line total lease expense.
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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Notes payable and credit facility – The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs, as discussed in Note 2 — Summary of Significant Accounting Policies. These financial instruments are valued using Level 2 inputs. As of December 31, 2015 and 2014, the estimated fair value of the Company’s debt was $2.1 billion and $1.5 billion, respectively, which approximated their carrying value.
Derivative instruments – The Company’s derivative instruments are comprised of interest rate swaps. All derivative instruments are carried at fair value and are valued using Level 2 inputs. The fair value of these instruments is determined using interest rate market pricing models. In addition, credit valuation adjustments are incorporated into the fair values to account for the Company’s potential nonperformance risk and the performance risk of the counterparties.
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2015, the Company has assessed the overall significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of December 31, 2015 and 2014, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
Items Measured at Fair Value on a Recurring Basis

In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2015 and 2014 (in thousands):

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swaps	$519	$—	$519	$—
Total assets	$519	$—	$519	$—
Liabilities:
Interest rate swaps	$(5,878)	$—	$(5,878)	$—
Contingent consideration	(4,538)	—	—	(4,538)
Total liabilities	$(10,416)	$—	$(5,878)	$(4,538)

	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps	$(4,057)	$—	$(4,057)	$—
Contingent consideration	(3,405)	—	—	(3,405)
Total liabilities	$(7,462)	$—	$(4,057)	$(3,405)
The following are reconciliations of the changes in liabilities with Level 3 inputs in the fair value hierarchy for the year ended December 31, 2015 and 2014 (in thousands):

Contingent Consideration Arrangements
Beginning Balance, December 31, 2014	$(3,405)
Purchases and fair value adjustments:
Purchases	(2,880)
Fair value adjustments	1,747
Ending Balance, December 31, 2015	$(4,538)

Contingent Consideration Arrangements
Beginning Balance, December 31, 2013	$(784)
Purchases, fair value adjustments and payments made:
Purchases	(5,342)
Fair value adjustments	70
Payments made	2,651
Ending Balance, December 31, 2014	$(3,405)
Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

Certain financial and nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The Company’s process for identifying and recording impairment related to real estate assets and intangible assets is discussed in Note 2 — Summary of Significant Accounting Policies.

As discussed in Note 4 — Real Estate Acquisitions, during the year ended December 31, 2015, real estate assets related to one single-tenant property totaling approximately 11,000 square feet were deemed to be impaired due to certain impairment indicators and its carrying value was reduced to its estimated fair value of $1.3 million, resulting in impairment charges of $1.4 million. The Company estimates fair values using Level 3 inputs and using a combined income and market approach, specifically using discounted cash flow analysis and recent comparable sales transactions. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgment and to make certain key assumptions, including, but not limited to, the following: (1) terminal capitalization; (2) discount rates; (3) number of years property will be held; (4) property operating expenses; and (5) re-leasing assumptions including number of months to re-lease,

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

market rental income and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and performance and sustainability of the Company’s tenants.
The following table presents the impairment charges by asset class recorded during the year ended December 31, 2015 (dollar amounts in thousands):

Year Ended
December 31, 2015
Asset class impaired:
Land	$498
Buildings, fixtures and improvements	662
Intangible lease assets	280
Total impairment loss	$1,440
NOTE 4 — REAL ESTATE ACQUISITIONS
2015 Property Acquisitions
During the year ended December 31, 2015, the Company acquired 111 commercial properties, including properties held in the Consolidated Joint Venture, for an aggregate purchase price of $615.8 million (the “2015 Acquisitions”). The Company purchased the 2015 Acquisitions with net proceeds from the Offerings and available borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation for acquisitions purchased during the year ended December 31, 2015 (in thousands):

December 31, 2015
Land	$138,536
Buildings, fixtures and improvements	393,918
Acquired in-place leases	83,043
Acquired above-market leases	6,485
Intangible lease liabilities	(5,883)
Fair value adjustment of assumed note payable	(253)
Total purchase price	$615,846
The Company recorded revenue for the year ended December 31, 2015 of $28.4 million and a net loss for the year ended December 31, 2015 of $6.3 million related to the 2015 Acquisitions.
The following information summarizes selected financial information of the Company as if all of the 2015 Acquisitions were completed on January 1, 2014 for each period presented below. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2015	2014
Pro forma basis (unaudited):
Revenue	$387,921	$305,141
Net income	$79,888	$8,267
The unaudited pro forma information for the year ended December 31, 2015 was adjusted to exclude $15.5 million of acquisition-related expenses recorded during the year ended December 31, 2015. Accordingly, these costs were instead recognized in the unaudited pro forma information for the year ended December 31, 2014.
The unaudited pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2014, nor does it purport to represent the results of future operations.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Development Project
During the year ended December 31, 2014, the Company acquired one land parcel, upon which a 1.6 million square foot industrial property was expected to be constructed. The land, acquired for an aggregate amount of $23.9 million, was excluded from the 2014 Acquisitions. During the year ended December 31, 2015, the Company substantially completed the development project and placed it in service. As of December 31, 2015, the Company had a total investment of $102.8 million.
2015 Land Disposition
During the year ended December 31, 2015, the Company sold one undeveloped land parcel for a gross sales price of $1.1 million, resulting in net cash proceeds of $1.0 million to the Company and a loss of $108,000, which was recorded in other expenses in the consolidated statement of operations.
Impairment of a Property
The Company performs quarterly impairment review procedures, primarily through continuous monitoring of events and changes in circumstances that could indicate the carrying value of its real estate assets may not be recoverable. See Note 2 — Summary of Significant Accounting Policies for a discussion on the Company’s accounting policies regarding impairment of real estate assets.
During the year ended December 31, 2015, a property with a carrying value of $2.7 million was deemed to be impaired and its carrying value was reduced to its estimated fair value of $1.3 million, resulting in impairment charges of $1.4 million, which were recorded in the consolidated statement of operations. See Note 3 — Fair Value Measurements for a further discussion on these impairment charges.
2014 Property Acquisitions
During the year ended December 31, 2014, the Company acquired 422 commercial properties, including properties held in the Consolidated Joint Venture, for an aggregate purchase price of $1.7 billion (the “2014 Acquisitions”). The Company purchased the 2014 Acquisitions (as defined below) with net proceeds from the Offering and available borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation (in thousands):

December 31, 2014
Land	$437,206
Buildings, fixtures and improvements	1,152,148
Acquired in-place leases	154,972
Acquired above-market leases	23,430
Intangible lease liabilities	(24,620)
Fair value adjustment of assumed note payable	(765)
Total purchase price	$1,742,371
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
Escrowed Funds for Acquisition of Real Estate Investments
In anticipation of closing on two properties, the Company funded $70.3 million to an escrow account on September 30, 2014, which was returned when both of the properties closed and the title was transferred during the quarter ended December 31, 2014. As of December 31, 2014, there were no amounts included in escrowed funds for acquisition of real estate investments on the accompanying consolidated balance sheets.
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

December 31, 2013
Land	$390,781
Building and improvements	1,103,390
Acquired in-place leases	175,520
Acquired above-market leases	26,921
Acquired below-market leases	(31,802)
Total purchase price	$1,664,810
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
Property Concentrations
As of December 31, 2015, no single tenant accounted for greater than 10% of the Company’s 2015 gross annualized rental revenues. The Company had certain geographic concentrations in its property holdings. In particular, as of December 31, 2015, 77 of the Company’s properties were located in California, which accounted for 11% of the Company’s 2015 gross annualized

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

rental revenues. In addition, the Company had tenants in the discount store and pharmacy industries, which comprised 14% and 11%, respectively, of the Company’s 2015 gross annualized rental revenues.
NOTE 5 — INTANGIBLE LEASE ASSETS
The intangible lease assets consisted of the following (in thousands, except weighted average life remaining amounts):

	As of December 31,
	2015	2014
In-place leases, net of accumulated amortization of $81,856 and
$41,739, respectively (with a weighted average life remaining of 11.7 years
and 12.4 years, respectively)	$391,868	$344,664
Acquired above-market leases, net of accumulated amortization of $12,454 and
$6,346, respectively (with a weighted average life remaining of 10.1 years and
10.5 years, respectively)	47,299	47,253
	$439,167	$391,917
Amortization expense related to the in-place lease assets for the years ended December 31, 2015, 2014 and 2013, was $41.6 million, $29.6 million and $11.7 million, respectively. Amortization expense related to the acquired above-market lease assets for the years ended December 31, 2015, 2014 and 2013, was $6.4 million, $4.4 million and $1.9 million, respectively, and was recorded as a reduction to rental income in the consolidated statements of operations.
Estimated amortization expense related to the intangible lease assets as of December 31, 2015 for each of the five succeeding fiscal years is as follows (in thousands):

	Amortization
Year Ending December 31,	In-Place Leases	Above-Market Leases
2016	$41,569	$6,220
2017	$38,776	$5,903
2018	$36,121	$5,022
2019	$32,504	$4,083
2020	$30,824	$3,839
NOTE 6 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. During the year ended December 31, 2015, the Company entered into five interest rate swap agreements. As of December 31, 2015, the Company had eight interest rate swap agreements. The following table summarizes the terms of the Company’s executed interest rate swap agreements designated as hedging instruments as of December 31, 2015 and 2014 (in thousands):

		Outstanding Notional				Fair Value Assets and (Liabilities)
	Balance Sheet	Amount as of	Interest	Effective	Maturity	December 31,	December 31,
	Location	December 31, 2015	Rates (1)	Dates	Dates	2015	2014
Interest Rate Swaps	Prepaid expenses, property escrow deposits, derivative assets and other assets	$330,766	2.78% to 3.59%	6/30/2015 to 10/15/2015	8/15/2018 to 11/06/2020	$519	$—
Interest Rate Swaps	Deferred rental income, derivative liabilities and other liabilities	$588,737	3.00% to 4.75%	6/24/2013 to 12/31/2015	6/24/2018 to 8/24/2020	$(5,878)	$(4,057)
____________________________________

(1)	The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of December 31, 2015.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges, to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the effective portion of the derivative instruments that are designated as hedges is recorded in other comprehensive income (loss), with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. For the years ended December 31, 2015, 2014, and 2013, the amounts reclassified were $6.5 million, $5.2 million and $2.0 million, respectively. Any ineffective portion of the change in fair value of the derivative instruments is recorded in interest expense. There were no portions of the change in the fair value of the interest rate swaps that were considered ineffective during the years ended December 31, 2015, 2014, and 2013. During the next 12 months, the Company estimates that an additional $6.6 million will be reclassified from other comprehensive income (loss) as an increase to interest expense.
The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value, inclusive of interest payments, of $6.5 million at December 31, 2015. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. There were no termination events or events of default related to the interest rate swaps as of December 31, 2015.
NOTE 7 — NOTES PAYABLE AND CREDIT FACILITY
As of December 31, 2015, the Company had $2.1 billion of debt outstanding, including net deferred financing costs, with a weighted average years to maturity of 4.1 years and weighted average interest rate of 3.3%. The following table summarizes the debt balances as of December 31, 2015 and 2014, and the debt activity for the year ended December 31, 2015 (in thousands):

		During the Year Ended December 31, 2015
	Balance as of December 31, 2014	Debt Issuances and Assumptions (1)	Repayments	Accretion and (Amortization)	Balance as of December 31, 2015
Fixed rate debt	$565,836	$346,180	$(15,388)	$—	$896,628
Variable rate debt	—	53,500	—	—	53,500
Credit facility	900,000	833,666	(606,000)	—	1,127,666
Total debt	1,465,836	1,233,346	(621,388)	—	2,077,794
Net premiums (2)	671	—	—	(81)	590
Deferred costs (3)	(7,679)	(6,473)	—	2,331	(11,821)
Total debt, net	$1,458,828	$1,226,873	$(621,388)	$2,250	$2,066,563
____________________________________

(1)	Includes deferred financing costs incurred during the period.

(2)
Net premiums on mortgage notes payable were recorded upon the assumption of the respective debt instruments. Amortization of these net premiums is recorded as a reduction to interest expense over the remaining term of the respective debt instruments using the effective-interest method.

(3)	Deferred costs relate to mortgage notes payable and the term portion of the credit facility, as discussed in Note 2 — Summary of Significant Accounting Policies.

As of December 31, 2015, the fixed rate debt outstanding of $896.6 million included $107.8 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rates per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 3.4% to 5.0% per annum. The debt outstanding matures on various dates from June 2018 through October 2025. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $1.6 billion as of December 31, 2015. Each of the mortgage notes payable comprising the fixed rate debt is secured by the respective properties on which the debt was placed. As of December 31, 2015, the variable rate debt outstanding of $53.5 million had a weighted average interest rate of

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2.9%. The variable rate debt outstanding matures on various dates from February 2018 to February 2020. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the variable rate debt outstanding was $106.8 million as of December 31, 2015.
The Company has an amended and restated unsecured credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent (“JPMorgan Chase”), that provides for borrowings of up to $1.28 billion, which is comprised of a $636.7 million unsecured term loan (the “Term Loan”) and up to $643.3 million in unsecured revolving loans (the “Revolving Loans”). The Credit Facility may be increased up to a maximum of $1.6 billion. The Term Loan matures on August 15, 2018 and the Revolving Loans mature on August 15, 2017; however, the Company may elect to extend the maturity date for the Revolving Loans to August 15, 2018 subject to satisfying certain conditions set forth in the amended and restated unsecured credit agreement among the Company and JPMorgan Chase, as administrative agent (as amended, the “Amended and Restated Credit Agreement”).
Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) one-month, two-month, three-month or six-month London Interbank Offered Rate (“LIBOR”) multiplied by the statutory reserve rate (the “Eurodollar Rate”) plus an interest rate spread ranging from 1.65% to 2.50% or (ii) a base rate, ranging from 0.65% to 1.50%, plus the greater of: (a) JPMorgan Chase’s Prime Rate; (b) the Federal Funds Effective Rate (as defined in the Amended and Restated Credit Agreement) plus 0.50%; or (c) the one-month LIBOR multiplied by the statutory reserve rate plus 1.00%. As of December 31, 2015, the Revolving Loans outstanding totaled $491.0 million, $250.0 million of which is subject to an interest rate swap agreement (the “Swapped Revolver”). The swap agreement has the effect of fixing the Eurodollar Rate beginning on December 31, 2015 through the maturity date of the Revolving Loans. The all-in rate for the Swapped Revolver was 3.0% as of December 31, 2015. As of December 31, 2015, the Term Loan outstanding totaled $636.7 million, $561.7 million of which is subject to interest rate swap agreements (the “Swapped Term Loan”). The swap agreements had the effect of fixing the Eurodollar Rate per annum through the maturity date of the Swapped Term Loan. As of December 31, 2015, the weighted average all-in rate for the Swapped Term Loan was 3.1%. As of December 31, 2015, the Company had $1.1 billion outstanding under the Credit Facility at a weighted average interest rate of 2.8% and $152.3 million in unused capacity, subject to borrowing availability.
The Amended and Restated Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Amended and Restated Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to the sum of (i) $425.0 million plus (ii) 75% of the issuance of equity from the date of the Amended and Restated Credit Agreement, a leverage ratio less than or equal to 60%, a fixed charge coverage ratio equal to or greater than 1.50, an unsecured debt to unencumbered asset value ratio equal to or less than 50%, an unsecured debt service coverage ratio equal to or greater than 1.75 and a secured debt ratio equal to or less than 30%. Based on the Company’s analysis and review of its results of operations and financial condition, the Company believes it was in compliance with the covenants under the Amended and Restated Credit Agreement as of December 31, 2015.
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt as of December 31, 2015 for each of the five succeeding fiscal years and the period thereafter (in thousands):

Year Ending December 31,	Principal Repayments
2016	$425
2017	491,451
2018	693,877
2019	499
2020	333,215
Thereafter	558,327
Total	$2,077,794

NOTE 8 — INTANGIBLE LEASE LIABILITIES
Intangible lease liabilities consisted of the following (in thousands, except weighted average life amounts):

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	As of December 31,
	2015	2014
Acquired below-market leases, net of accumulated amortization of $15,641 and $8,807, respectively (with a weighted average life remaining of 8.8
years and 9.2 years, respectively)	$53,822	$55,535
Amortization of the intangible lease liabilities during the years ended December 31, 2015, 2014 and 2013 was $7.6 million, $6.6 million and $2.1 million, respectively, and was recorded as an addition to rental income in the consolidated statements of operations.
Estimated amortization of the intangible lease liabilities as of December 31, 2015 for each of the five succeeding fiscal years is as follows (in thousands):

Year Ending December 31,	Amortization of Below-Market Leases
2016	$7,731
2017	$7,417
2018	$7,040
2019	$6,164
2020	$5,530
NOTE 9 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$16,568	$16,189	$10,569
Accrued other offering costs due to affiliates	$—	$—	$4,937
Accrued capital expenditures	$2,741	$7,721	$1,760
Common stock issued through distribution reinvestment plan	$112,158	$104,261	$25,702
Change in fair value of interest rate swaps	$(1,302)	$(1,805)	$(2,252)
Contingent consideration recorded upon property acquisitions	$2,880	$5,342	$553
Fair value of notes payable assumed in real estate acquisition	$15,233	$25,979	$—
Supplemental Cash Flow Disclosures:
Interest paid	$54,388	$31,159	$17,474
NOTE 10 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation and claims. The Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or of which the Company’s properties are the subject.
Purchase Commitments
As of December 31, 2015, the Company had entered into purchase agreements with unaffiliated third-party sellers to acquire a 100% interest in five retail properties, subject to meeting certain criteria, for an aggregate purchase price of $32.0 million, exclusive of closing costs. As of December 31, 2015, the Company had $1.0 million of property escrow deposits held by escrow agents in connection with these future property acquisitions. These deposits are included in the consolidated balance sheets in prepaid expenses, property escrow deposits, derivative assets and other assets and could be forfeited under certain circumstances. None of these escrow deposits have been forfeited.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. In addition, the Company may own or acquire certain properties that are subject to environmental remediation. Generally, the seller of the property, the tenant of the property and/or another third party is responsible for environmental remediation costs related to a property. Additionally, in connection with the purchase of certain properties, the respective sellers and/or tenants may agree to indemnify the Company against future remediation costs. The Company also carries environmental liability insurance on its properties that provides limited coverage for any remediation liability and/or pollution liability for third-party bodily injury and/or property damage claims for which the Company may be liable. The Company is not aware of any environmental matters which it believes are reasonably likely to have a material effect on its results of operations, financial condition or liquidity.
NOTE 11 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred commissions, fees and expenses payable to CR IV Advisors and certain of its affiliates in connection with the Offering and the acquisition, management and disposition of its assets.
Offering
In connection with the Offering, CCC, the Company’s dealer manager for the Offering, received selling commissions of up to 7.0% of gross offering proceeds before reallowance of selling commissions earned by participating broker-dealers. CCC reallowed 100% of selling commissions earned to participating broker-dealers. In addition, CCC received up to 2.0% of gross offering proceeds before reallowance to participating broker-dealers as a dealer manager fee in connection with the primary portion of the Offering. CCC, in its sole discretion, has reallowed a portion of its dealer manager fee to such participating broker-dealers. No selling commissions or dealer manager fees are or were paid to CCC or other participating broker-dealers with respect to shares issued pursuant to the DRIP portion of the Offering or the DRIP Offering.
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
The Company recorded commissions, fees and expense reimbursements as shown in the table below for services provided by CR IV Advisors or its affiliates related to the services described above during the periods indicated (in thousands):

	Year Ended December 31,
	2015	2014	2013
Offering:
Selling commissions	$—	$55,921	$122,082
Selling commissions reallowed by CCC	$—	$55,921	$122,082
Dealer manager fees	$—	$16,780	$35,685
Dealer manager fees reallowed by CCC	$—	$9,326	$20,183
Other offering costs	$—	$7,277	$36,179

All amounts related to the years ended December 31, 2014 and 2013 have been paid to CR IV Advisors and its affiliates.
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
The Company reimburses CR IV Advisors or its affiliates for certain expenses CR IV Advisors or its affiliates paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse CR IV Advisors or its affiliates for any amount by which its operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceed the greater of: (1) 2.0% of average invested assets, or (2) 25.0% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse for personnel costs in connection with services for which CR IV Advisors receives acquisition fees.
The Company recorded fees and expense reimbursements as shown in the table below for services provided by CR IV Advisors or its affiliates related to the services described above during the periods indicated (in thousands):

	Year Ended December 31,
	2015	2014	2013
Acquisition and Operations:
Acquisition fees and expenses	$13,311	$38,483	$35,109
Advisory fees and expenses	$36,225	$24,152	$10,549
Operating expenses	$4,568	$3,383	$2,905
Of the amounts shown above, $5.6 million, $5.5 million and $2.6 million had been incurred, but not yet paid, for services provided by CR IV Advisors or its affiliates in connection with the acquisition and operations stage during the years ended December 31, 2015, 2014 and 2013, respectively, and such amounts were recorded as liabilities of the Company as of such dates.
Liquidation/Listing
If CR IV Advisors or its affiliates provide a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more properties (or the Company’s entire portfolio), the Company will pay CR IV Advisors or its affiliates a disposition fee in an amount equal to up to one-half of the real estate or brokerage commission paid by the Company to a third party on the sale of such properties, not to exceed 1.0% of the contract price of the properties sold; provided, however, in no event may the disposition fee paid to CR IV Advisors or its affiliates, when added to the real estate commissions paid to unaffiliated third parties, exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price.
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
During each of the years ended December 31, 2015, 2014 and 2013, no commissions or fees were incurred for any services provided by CR IV Advisors and its affiliates in connection with the liquidation/listing stage.
Due to/from Affiliates
As of December 31, 2015, $5.6 million had been incurred primarily for advisory, operating and prepaid insurance by CR IV Advisors or its affiliates, but had not yet been reimbursed by the Company. As of December 31, 2014, $5.5 million had been incurred primarily for advisory, operating and acquisition-related expenses by CR IV Advisors or its affiliates, but had not yet been reimbursed by the Company. These amounts were included in due to affiliates in the consolidated balance sheets as of such periods.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2015, $47,000 was due from CR IV Advisors and its affiliates related to amounts received by affiliates of the advisor which was due to the Company. As of December 31, 2014, $470,000 was due from CR IV Advisors and its affiliates primarily related to amounts paid by the Company on dead deals which are reimbursable by the advisor.

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
NOTE 13 — STOCKHOLDERS’ EQUITY
As of December 31, 2015 and 2014, the Company registered 26.0 million shares of common stock pursuant to the DRIP Offering. All shares of such stock have a par value of $0.01 per share. The par value of investor proceeds raised from the DRIP Offering is classified as common stock, with the remainder allocated to capital in excess of par value.
As of December 31, 2013, the Company was authorized to issue 490.0 million shares of common stock and 10.0 million shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On August 11, 2010, the Company sold 20,000 shares of common stock, at $10.00 per share, to Cole Holdings Corporation (“CHC”). On April 5, 2013, the ownership of such shares was transferred to CREInvestments, LLC (“CREI”), an affiliate of CCI II Advisors. On February 7, 2014, the ownership of such shares was transferred to VEREIT Operating Partnership, L.P. (“VEREIT OP”). Pursuant to the Company’s charter, VEREIT OP is prohibited from selling the 20,000 shares of the common stock that represents the initial investment in the Company for so long as Cole Capital remains the Company’s sponsor; provided, however, that VEREIT OP may transfer ownership of all or a portion of these 20,000 shares of the Company’s common stock to other affiliates of the Company’s sponsor. The Company ceased offering shares of its common stock in the Offering on April 4, 2014 and registered 26.0 million shares of common stock under the DRIP Offering.
Distribution Reinvestment Plan
Pursuant to the DRIP, the Company allows stockholders to elect to have their distributions reinvested in additional shares of the Company’s common stock. The purchase price per share under the DRIP Offering is $9.70 per share, which is the most recently estimated value per share of the Company’s shares. The Company’s board of directors may terminate or amend the DRIP Offering at the Company’s discretion at any time upon ten days prior written notice to the stockholders. During the years ended December 31, 2015, 2014 and 2013, approximately 11.7 million, 11.0 million and 2.7 million shares were purchased under the DRIP portion of the Offering and the DRIP Offering for approximately $112.2 million, $104.3 million and $25.7 million, respectively.
Share Redemption Program
The Company’s share redemption program permits its stockholders to sell their shares back to the Company after they have held them for at least one year, subject to the significant conditions and limitations described below.
The share redemption program provides that the Company will redeem shares of its common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. The Company will limit the number of shares redeemed pursuant to the share redemption program as follows: (1) the Company will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid; and (2) funding for the redemption of shares will be limited to the net proceeds the Company receives from the sale of shares under the DRIP. In an effort to accommodate redemption requests throughout the calendar year, the Company intends to limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter, and funding for redemptions for each quarter generally will be limited to the net proceeds the Company receives from the sale of shares in the respective quarter under the DRIP.
In accordance with the Company’s share redemption program, the per share redemption price (other than for shares purchased pursuant to the DRIP) will depend on the length of time the redeeming stockholder has held such shares as follows: after one year from the purchase date, 95% of the most recent estimated value of each share; after two years from the purchase date, 97.5% of the most recent estimated value of each share; and after three years from the purchase date, 100% of the most recent estimated value of each share. During this time period, the redemption price for shares purchased pursuant to the DRIP will be 100% of the most recent estimated value of each share. As a result of the Board’s determination of an estimated value of the Company’s shares of common stock, the estimated per share value of $9.70, as of August 31, 2015, shall serve as the most

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

recent estimated value for purposes of the share redemption program, effective October 1, 2015, until such time as the Board provides a new estimated share value.
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
The Company redeems shares no later than the end of the month following the end of each fiscal quarter. Requests for redemption must be received on or prior to the end of the fiscal quarter in order for the Company to repurchase the shares in the month following the end of that fiscal quarter. The Board may amend, suspend or terminate the share redemption program at any time upon 30 days’ notice to the stockholders. During the years ended December 31, 2015, 2014 and 2013, the Company redeemed approximately 4.6 million, 1.1 million and 123,000 shares, respectively, under the share redemption program for $44.2 million, $10.6 million and $1.2 million, respectively.
Distributions Payable and Distribution Policy
The Board authorized a daily distribution, based on 365 days in the calendar year, of $0.001712523 per share (which equates to 6.25% on an annualized basis based on the original offering price of $10.00 per share, and an annualized return of approximately 6.44% based on the most recent value per share determined by the Board of $9.70) for stockholders of record as of the close of business on each day of the period commencing on January 1, 2015 and ending on December 31, 2015. In addition, the Board authorized a daily distribution, based on 366 days in the calendar year, of $0.001706776 per share (which equates to 6.25% based on an annualized basis based on the original offering price of $10.00 per share, and an annualized return of 6.44% based on the most recent value per share determined by the Board of $9.70) for stockholders of record as of the close of business on each day of the period commencing on January 1, 2016 and ending on June 30, 2016. As of December 31, 2015, the Company had distributions payable of $16.6 million.
NOTE 14 — INCOME TAXES
For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nontaxable distributions. Nontaxable distributions will reduce U.S stockholders’ basis (but not below zero) in their shares. The following table shows the character of the distributions the Company paid on a percentage basis for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Ordinary dividends	58%	47%	60%
Nontaxable distributions	42%	53%	40%
Total	100%	100%	100%
During the years ended December 31, 2015, 2014 and 2013, the Company distributed as dividends to its shareholders 100% of its taxable income for federal income tax purposes. Accordingly, no provision for federal income taxes related to such taxable income was recorded on the Company’s financial statements. During the years ended December 31, 2015, 2014 and 2013, the Company incurred state and local income and franchise taxes of $2.2 million, $1.3 million, and $473,000, respectively, which were recorded in general and administrative expenses in the consolidated statements of operations.
The Company had no unrecognized tax benefits as of or during the years ended December 31, 2015 and 2014. Any interest and penalties related to unrecognized tax benefits would be recognized within the provision for income taxes in the accompanying consolidated statements of operations. The Company files income tax returns in the U.S. federal jurisdiction, as well as various state jurisdictions, and is subject to routine examinations by the respective tax authorities.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 15 — OPERATING LEASES
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2015, the leases had a weighted-average remaining term of 10.9 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.
The future minimum rental income from the Company’s investment in real estate assets under non-cancelable operating leases, assuming no exercise of renewal options, as of December 31, 2015, was as follows (in thousands):

Year Ending December 31,	Future Minimum Rental Income
2016	$334,619
2017	330,130
2018	320,445
2019	304,506
2020	295,446
Thereafter	2,238,323
$3,823,469
A certain amount of the Company’s rental income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the years ended December 31, 2015 and 2014, the amount of the contingent rent earned by the Company was not significant. The Company did not earn any contingent rent during the year ended December 31, 2013.
NOTE 16 — QUARTERLY RESULTS (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2015 and 2014 (in thousands, except for per share amounts). In the opinion of management, the information for the interim periods presented includes all adjustments which are of a normal and recurring nature, necessary to present a fair presentation of the results for each period.

	December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$85,963	$90,528	$94,188	$97,052
Acquisition-related expenses	$5,385	$3,882	$2,518	$3,741
Operating income	$28,395	$31,862	$34,696	$29,247
Net income	$15,998	$17,293	$18,485	$13,117
Net income attributable to the Company	$16,015	$17,225	$18,452	$13,079
Basic and diluted net income per common share (1)	$0.05	$0.06	$0.06	$0.04
Distributions declared per common share (1)	$0.15	$0.16	$0.16	$0.16
____________________________________

(1)
The Company calculates net income per share and distributions declared per share based on the weighted-average number of outstanding shares of common stock during the reporting period. The average number of shares fluctuates throughout the year and can therefore produce a full year result that does not agree to the sum of the individual quarters.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$51,551	$56,861	$64,591	$83,279
Acquisition-related expenses	$8,633	$10,113	$21,009	$12,008
Operating income	$10,564	$10,790	$3,698	$20,378
Net income (loss)	$2,946	$3,190	$(4,147)	$9,181
Net income (loss) attributable to the Company	$2,946	$3,204	$(4,156)	$9,196
Basic and diluted net income (loss) per common share (1)	$0.01	$0.01	$(0.01)	$0.03
Distributions declared per common share (1)	$0.15	$0.16	$0.16	$0.16
____________________________________

(1)
The Company calculates net income (loss) per share and distributions declared per share based on the weighted-average number of outstanding shares of common stock during the reporting period. The average number of shares fluctuates throughout the year and can therefore produce a full year result that does not agree to the sum of the individual quarters.

NOTE 17 — SUBSEQUENT EVENTS
Issuance of Shares of Common Stock in the DRIP Offering
The Company continues to issue shares of common stock in the DRIP Offering. As of March 24, 2016, the Company had issued approximately 23.4 million shares pursuant to the DRIP Offering, resulting in gross proceeds to the Company of $223.5 million.
Redemption of Shares of Common Stock
Subsequent to December 31, 2015 and through March 24, 2016, the Company redeemed approximately 2.9 million shares for $27.6 million (at an average price per share of $9.59).
Credit Facility and Notes Payable
As of March 24, 2016, the Company had $1.1 billion outstanding under the Credit Facility and $175.3 million in unused capacity, subject to borrowing availability. The Company also entered into notes payable totaling $67.5 million, with a weighted average interest rate of 3.7% as of March 24, 2016. On March 14, 2016, the Company executed a swap agreement associated with a $38.5 million note payable, which had the effect of fixing the variable interest rate per annum beginning on March 14, 2016 through the maturity date of the loan at an ending all-in rate of 3.6%.
Investment in Real Estate Assets
Subsequent to December 31, 2015 through March 24, 2016, the Company acquired seven commercial real estate properties for an aggregate purchase price of $56.9 million. Acquisition-related expenses totaling $1.6 million were expensed as incurred. The Company has not completed its initial purchase price allocations with respect to these properties and therefore cannot provide similar disclosures to those included in Note 4 — Real Estate Acquisitions in these consolidated financial statements for these properties.

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2015	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Real Estate Held for Investment the Company Has Invested in Under Operating Leases:
24 Hour Fitness:
Beaverton, OR	(g)	$2,609	$9,974	$—	$12,583	$322	9/30/2014	2009
Fort Worth, TX	(g)	1,519	7,449	—	8,968	451	9/27/2013	2008
Aaron’s Rents:
Hillsboro, OH	(g)	279	829	—	1,108	64	8/26/2013	2013
Mountain Home, AR	(g)	183	872	—	1,055	6	10/1/2015	2015
Wilmington, OH	(g)	249	1,134	—	1,383	30	2/26/2015	2014
Academy Sports:
Clarksville, TN	(g)	1,811	6,603	—	8,414	276	6/17/2014	2014
Cookeville, TN	$—	—	23,847	73,329	97,176	290	9/30/2014	2015
Douglasville, GA	(g)	1,360	8,593	—	9,953	355	6/12/2014	2014
Flowood, MS	(g)	1,534	7,864	—	9,398	348	6/27/2014	2014
McDonough, GA	(g)	1,846	5,626	—	7,472	267	4/24/2014	2010
Valdosta, GA	5,838	2,482	5,922	—	8,404	462	5/10/2013	2012
Advance Auto:
Corydon, IN	(g)	190	1,219	—	1,409	107	10/26/2012	2012
Dearborn Heights, MI	(g)	385	1,090	—	1,475	65	8/30/2013	2013
Decatur, GA	(g)	606	1,053	—	1,659	59	12/20/2013	2012
Lake Geneva, WI	1,062	381	1,181	—	1,562	89	2/6/2013	2012
Lawton, OK	(g)	387	1,000	—	1,387	15	6/12/2015	2005
Mattoon, IL	(g)	261	1,063	—	1,324	1	12/4/2015	2015
Mt. Pleasant, IA	(g)	122	1,069	—	1,191	55	4/26/2014	2013
North Ridgeville, OH	(g)	218	1,284	—	1,502	121	4/13/2012	2008
Rutherfordton, NC	(g)	220	944	—	1,164	55	10/22/2013	2013
Starkville, MS	(g)	447	756	—	1,203	76	6/29/2012	2011
Willmar, MN	(g)	200	1,279	—	1,479	26	3/25/2015	2014
Albany Square:
Albany, GA	—	1,606	7,113	300	9,019	454	2/26/2014	2013
Almeda Crossing:
Houston, TX	(g)	4,738	26,245	—	30,983	990	8/7/2014	2006
Amazon:
Lebanon, TN	33,000	1,934	56,286	—	58,220	1,816	10/15/2014	2012
Applebee’s:
Greenville, SC	(g)	672	1,737	—	2,409	67	6/27/2014	2004
Lithonia, GA	(g)	1,234	2,613	—	3,847	117	3/28/2014	2002
Savannah, GA	(g)	818	1,686	—	2,504	72	5/22/2014	2006
AutoZone:
Philipsburg, PA	(g)	152	1,304	—	1,456	120	7/30/2012	2010
Poughkeepsie, NY	(g)	699	1,356	—	2,055	14	8/20/2015	2005
Sheffield, OH	—	815	—	785	1,600	—	10/15/2014	2014
Bass Pro Shops:
Tallahassee, FL	(g)	945	5,713	—	6,658	383	8/20/2013	2013
Beavercreek Shopping Center:
Beavercreek, OH	17,200	5,504	25,178	537	31,219	1,558	10/31/2013	2013

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2015	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Bed Bath & Beyond/Golfsmith:
Schaumburg, IL	$—	$4,786	$6,149	$—	$10,935	$593	3/8/2013	1997
Benihana:
Golden Valley, MN	(g)	1,510	2,934	—	4,444	257	8/21/2012	1980
Lauderdale by the Sea, FL	(g)	2,181	2,014	—	4,195	181	8/21/2012	1971
Lombard, IL	(g)	1,390	2,343	—	3,733	245	8/21/2012	1984
Woodlands, TX	(g)	1,151	968	—	2,119	88	8/21/2012	2001
Big Lots:
San Angelo, TX	(g)	1,043	1,947	—	2,990	234	12/19/2012	2012
Waco, TX	(g)	1,069	1,326	56	2,451	172	12/10/2012	2012
Biolife Plasma Services:
Bellingham, WA	—	2,397	6,264	—	8,661	207	11/21/2014	2014
Grandville, MI	—	959	4,791	—	5,750	146	11/21/2014	2014
Loveland, CO	—	651	5,645	—	6,296	169	11/21/2014	2014
Bloomington, IN	—	696	3,900	—	4,596	157	6/26/2014	2014
Fort Wayne, IN	—	660	3,749	—	4,409	151	6/26/2014	2013
St. Cloud, MN	—	889	3,633	—	4,522	161	6/26/2014	2013
St. George, UT	—	1,195	5,561	—	6,756	118	3/12/2015	2014
Waterloo, IA	—	489	3,380	—	3,869	152	6/26/2014	2013
West Fargo, ND	—	1,379	5,052	—	6,431	113	3/12/2015	2014
Bojangles:
Pelham, AL	(g)	219	1,216	—	1,435	51	6/30/2014	2010
Boston Commons:
Springfield, MA	5,400	3,101	7,042	—	10,143	283	8/19/2014	2004
Bottom Dollar Grocery:
Ambridge, PA	(g)	519	2,985	—	3,504	163	11/5/2013	2012
Brownsville Plaza:
Baldwin, PA	—	627	2,702	—	3,329	150	2/28/2014	2012
Bryan Crossing:
Kodak, TN	(g)	863	6,523	—	7,386	231	9/9/2014	2008
Buffalo Wild Wings:
Idaho Falls, ID	(g)	712	1,336	—	2,048	49	7/29/2014	2008
Warrenville, IL	(g)	1,208	1,420	—	2,628	132	3/28/2013	2004
Woodridge, IL	(g)	1,139	1,484	—	2,623	137	3/28/2013	2005
Caliber Collision Center:
Frisco, TX	(g)	1,484	2,038	—	3,522	76	9/16/2014	2014
Las Cruces, NM	(g)	673	1,949	—	2,622	88	3/21/2014	2014
Midwest City, OK	(g)	259	1,165	—	1,424	57	2/21/2014	2013
Denver, CO	(g)	855	658	—	1,513	26	6/25/2014	1975
San Antonio, TX	(g)	622	832	—	1,454	33	6/4/2014	2014
Wylie, TX	(g)	816	2,690	—	3,506	68	2/10/2015	2014
Canton Marketplace:
Canton, GA	32,000	8,310	48,667	857	57,834	4,452	3/28/2013	2009
Carlisle Crossing:
Carlisle, PA	(g)	4,491	15,817	—	20,308	724	9/18/2014	2006
Canarsie Plaza:
Brooklyn, NY	75,000	37,970	71,267	790	110,027	5,507	12/5/2012	2011

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2015	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Century Plaza:
Orlando, FL	$—	$3,094	$6,178	$—	$9,272	$359	7/21/2014	2008
Chase:
Hanover Township, NJ	(g)	2,192	—	—	2,192	—	12/18/2013	2012
Chestnut Square:
Brevard, NC	3,727	425	5,037	—	5,462	354	6/7/2013	2008
Chili’s:
Forest City, NC	(g)	233	1,936	—	2,169	63	9/3/2014	2003
Coosa Town Center:
Gadsden, AL	—	3,246	7,799	—	11,045	476	12/20/2013	2004
Cost Plus World Market:
Kansas City, MO	(g)	1,378	2,396	—	3,774	272	11/13/2012	2001
Costco:
Tallahassee, FL	5,146	9,497	—	—	9,497	—	12/11/2012	2006
Cottonwood Commons:
Albuquerque, NM	19,250	4,986	28,881	84	33,951	1,877	7/19/2013	2013
Coventry Crossing:
Coventry, RI	6,000	3,462	5,899	—	9,361	389	9/12/2013	2008
Crosspoint:
Hagerstown, MD	(g)	12,285	14,359	(1,086)	25,558	621	9/30/2014	2000
Crossroads Annex:
Lafayette, LA	—	1,659	7,091	—	8,750	415	12/4/2013	2013
Crossroads Commons:
Plover, WI	(g)	1,000	4,515	75	5,590	308	12/10/2013	2012
CVS:
Arnold, MO	(g)	2,043	2,367	—	4,410	124	12/13/2013	2013
Asheville, NC	(g)	1,108	1,084	—	2,192	106	4/26/2012	1998
Austin, TX	(g)	1,076	3,475	—	4,551	181	12/13/2013	2013
Bainbridge, GA	(g)	444	1,682	47	2,173	157	6/27/2012	1998
Bloomington, IN	(g)	1,620	2,957	—	4,577	155	12/13/2013	2012
Blue Springs, MO	(g)	395	2,722	—	3,117	143	12/13/2013	2013
Bridgeton, MO	(g)	2,056	2,362	—	4,418	124	12/13/2013	2013
Cartersville, GA	(g)	2,547	—	—	2,547	—	10/22/2012	2009
Charleston, SC	(g)	869	1,009	—	1,878	99	4/26/2012	1998
Chesapeake, VA	(g)	1,044	3,053	—	4,097	164	12/13/2013	2013
Chicago, IL	(g)	1,832	4,255	—	6,087	297	3/20/2013	2008
Cicero, IN	(g)	487	3,099	—	3,586	163	12/13/2013	2013
Corpus Christi, TX	(g)	648	2,557	—	3,205	241	4/19/2012	1998
Danville, IN	(g)	424	2,105	—	2,529	83	7/16/2014	1998
Eminence, KY	(g)	872	2,511	—	3,383	130	12/13/2013	2013
Florence, AL	1,735	1,030	1,446	—	2,476	105	3/27/2013	2000
Goose Creek, SC	(g)	1,022	1,980	—	3,002	103	12/13/2013	2013
Greenwood, IN	(g)	912	3,549	—	4,461	220	7/11/2013	1999
Hanover Township, NJ	(g)	4,746	—	—	4,746	—	12/18/2013	2012
Hazlet, NJ	(g)	3,047	3,610	—	6,657	189	12/13/2013	2013
Honesdale, PA	(g)	1,206	3,342	—	4,548	180	12/13/2013	2013
Independence, MO	(g)	359	2,242	—	2,601	118	12/13/2013	2013

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2015	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
CVS (continued):
Indianapolis, IN	(g)	$1,110	$2,484	$—	$3,594	$130	12/13/2013	2013
Irving, TX	(g)	745	3,034	—	3,779	250	10/5/2012	2000
Jacksonville, FL	(g)	2,182	3,817	—	5,999	143	7/16/2014	2004
Janesville, WI	(g)	736	2,545	—	3,281	133	12/13/2013	2013
Katy, TX	(g)	1,149	2,462	—	3,611	126	12/13/2013	2013
Lincoln, NE	(g)	2,534	3,014	—	5,548	158	12/13/2013	2013
London, KY	(g)	1,445	2,661	—	4,106	157	9/10/2013	2013
Middletown, NY	(g)	665	5,483	—	6,148	284	12/13/2013	2013
North Wilkesboro, NC	(g)	332	2,369	—	2,701	132	10/25/2013	1999
Poplar Bluff, MO	(g)	1,861	2,211	—	4,072	117	12/13/2013	2013
Salem, NH	(g)	3,456	2,351	—	5,807	126	11/18/2013	2013
San Antonio, TX	(g)	1,893	1,848	—	3,741	98	12/13/2013	2013
Sand Springs, OK	(g)	1,765	2,283	—	4,048	121	12/13/2013	2013
Santa Fe, NM	(g)	2,243	4,619	—	6,862	239	12/13/2013	2013
Sedalia, MO	(g)	466	2,318	—	2,784	122	12/13/2013	2013
St. John, MO	(g)	1,546	2,601	—	4,147	136	12/13/2013	2013
Temple Hills, MD	(g)	1,817	2,989	—	4,806	173	9/30/2013	2001
Vineland, NJ	(g)	813	2,926	—	3,739	158	12/13/2013	2010
Waynesboro, VA	(g)	986	2,708	—	3,694	142	12/13/2013	2013
West Monroe, LA	(g)	1,738	2,136	—	3,874	113	12/13/2013	2013
Darien Towne Center:
Darien, IL	$12,200	6,718	11,951	900	19,569	892	12/17/2013	1994
DaVita:
Riverview, MI	(g)	199	2,322	—	2,521	95	9/4/2014	2012
Decatur Commons:
Decatur, AL	7,000	2,478	9,333	470	12,281	621	7/10/2013	2004
Deltona Commons:
Deltona, FL	4,767	1,424	7,760	—	9,184	512	6/18/2013	2007
Dick’s Sporting Goods:
Oklahoma City (3rd), OK	(g)	1,198	7,838	—	9,036	681	12/21/2012	2012
Oklahoma City, OK	5,858	685	10,587	—	11,272	897	12/31/2012	2012
Dollar General:
Abbeville, AL	(g)	294	1,302	—	1,596	43	10/3/2014	2014
Akron, AL	(g)	69	771	—	840	50	8/6/2013	2013
Akron, OH	(g)	112	1,099	—	1,211	66	11/1/2013	2013
Alliance, NE	(g)	97	812	—	909	64	4/9/2013	2013
Alton, TX	(g)	94	922	—	1,016	32	9/5/2014	2014
Arapahoe, NE	(g)	44	873	—	917	31	9/5/2014	2014
Asheville, NC	(g)	379	753	—	1,132	57	6/17/2013	2013
Ashville, AL	666	255	678	—	933	62	12/21/2012	2012
Atmore, AL	(g)	243	858	—	1,101	43	2/25/2014	2014
Bainbridge, OH	(g)	106	1,175	—	1,281	79	9/13/2013	2013
Belle, MO	(g)	51	880	—	931	31	9/5/2014	2014

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2015	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Dollar General (continued):
Berry, AL	(g)	$104	$1,196	$—	$1,300	$42	9/26/2014	2014
Bessemer, AL	(g)	142	941	—	1,083	58	9/27/2013	2013
Bloomfield, NE	(g)	50	845	—	895	24	12/16/2014	2014
Blue Rapids, KS	(g)	52	880	—	932	29	10/22/2014	2014
Bluefield, WV	(g)	337	686	—	1,023	22	10/15/2014	2014
Bokchito, OK	(g)	59	859	—	918	72	2/27/2013	2013
Botkins, OH	(g)	130	991	—	1,121	65	9/27/2013	2013
Brandon, SD	(g)	292	871	—	1,163	29	10/31/2014	2014
Breaux Bridge, LA	$840	225	1,007	—	1,232	85	11/30/2012	2012
Broken Bow, NE	(g)	91	878	—	969	48	11/1/2013	2013
Brownsville, TX	822	264	943	—	1,207	75	11/30/2012	2012
Buffalo, NY	(g)	122	1,099	—	1,221	30	12/5/2014	2014
Clay, AL	792	305	768	—	1,073	66	2/8/2013	2012
Cleveland, TX	684	158	856	—	1,014	68	11/30/2012	2012
Columbus, OH	(g)	279	1,248	—	1,527	75	11/7/2013	2013
Conroe, TX	756	167	946	—	1,113	74	12/18/2012	2012
Crystal Springs, MS	(g)	463	3,027	—	3,490	110	8/6/2014	2013
Cullman, AL	(g)	159	824	—	983	31	8/4/2014	2014
Decatur, IL (Taylorville)	(g)	133	986	—	1,119	40	6/18/2014	2014
Decatur, IL (Eldorado)	(g)	219	964	—	1,183	33	9/8/2014	2014
Delcambre, LA	(g)	169	1,025	—	1,194	63	9/27/2013	2013
Delhi, LA	(g)	301	1,033	—	1,334	65	8/9/2013	2013
Deridder (Hwy 26), LA	(g)	135	923	—	1,058	57	9/27/2013	2013
Deridder (Hwy 190), LA	(g)	176	905	—	1,081	58	8/9/2013	2013
Des Moines, IA	(g)	166	943	—	1,109	60	8/9/2013	2012
Dora, AL	(g)	124	935	—	1,059	32	9/26/2014	2014
Dundee, MI	(g)	296	1,047	—	1,343	57	11/26/2013	2013
Edinburg, TX	(g)	146	809	—	955	32	7/31/2014	2014
Eight Mile, AL	(g)	110	865	—	975	36	6/23/2014	2014
Elk Point, SD	(g)	97	839	—	936	30	9/22/2014	2014
Ellerslie, GA	(g)	247	797	—	1,044	37	4/17/2014	2014
Eufaula, AL	(g)	300	930	—	1,230	37	7/22/2014	2014
Farmington, NM	(g)	175	919	—	1,094	32	9/5/2014	2014
Fort Valley, GA	(g)	514	2,436	—	2,950	172	7/9/2013	2013
Fred, TX	(g)	93	929	—	1,022	51	12/19/2013	2013
Fruitport, MI	(g)	100	968	—	1,068	38	6/25/2014	2014
Geneva, AL	738	204	815	—	1,019	74	12/21/2012	2012
Geraldine, AL	(g)	220	1,146	—	1,366	51	5/30/2014	2014
Greenwell Springs, LA	870	444	841	—	1,285	72	11/30/2012	2012
Groveport, OH	822	416	813	—	1,229	66	3/15/2013	2013
Hamilton, AL	(g)	208	1,024	—	1,232	33	10/16/2014	2014
Hanceville, AL	2,029	1,232	1,488	—	2,720	143	11/21/2012	2012

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2015	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Dollar General (continued):
Harlingen, TX	(g)	$144	$853	$—	$997	$36	6/20/2014	2014
Harvest, AL	$684	261	691	—	952	63	12/21/2012	2012
Harviell, MO	(g)	50	818	—	868	40	3/31/2014	2014
Hastings, NE	(g)	177	850	—	1,027	28	10/22/2014	2014
Hayneville, AL	(g)	249	1,181	—	1,430	44	8/15/2014	2014
Hillsboro, OH	(g)	262	956	—	1,218	32	9/25/2014	2014
Hinton, WV	(g)	199	1,367	—	1,566	48	8/18/2014	2014
Homeworth, OH	(g)	110	1,057	—	1,167	60	10/18/2013	2013
Houston, TX	966	311	1,102	—	1,413	86	12/18/2012	2012
Houston (Gears), TX	(g)	255	1,393	—	1,648	79	10/18/2013	2013
Huntsville, AL	768	177	847	—	1,024	76	12/21/2012	2012
Independence, MO	828	170	1,072	—	1,242	88	12/18/2012	2012
Kansas City (Oak), MO	(g)	283	1,068	—	1,351	63	10/18/2013	2013
Kansas City (Troost), MO	(g)	233	1,054	—	1,287	60	11/1/2013	2013
Kasson, MN	(g)	138	888	—	1,026	35	8/15/2014	2014
Kearney, NE	(g)	141	851	—	992	49	11/20/2013	2013
Kinston, AL	642	170	718	—	888	66	12/21/2012	2012
Kolona, IA	(g)	81	868	—	949	32	8/15/2014	2014
Lake Charles (Broad), LA	(g)	146	989	—	1,135	63	8/9/2013	2013
Lamesa, TX	(g)	75	803	—	878	32	7/31/2014	2014
Lansing, MI	(g)	232	939	—	1,171	37	6/25/2014	2014
Lebanon, TN	(g)	177	882	—	1,059	35	6/30/2014	2012
Leicester, NC	(g)	134	800	—	934	56	6/17/2013	2013
Lima, OH	810	156	1,040	—	1,196	84	11/30/2012	2012
Linden, AL	(g)	317	746	—	1,063	51	7/11/2013	2013
Lone Jack, MO	(g)	152	960	—	1,112	42	5/16/2014	2014
Los Fresnos, TX	(g)	55	867	—	922	30	9/19/2014	2014
Los Lunas, NM	(g)	113	857	—	970	38	5/14/2014	2014
Louisburg, KS	(g)	324	936	—	1,260	39	6/25/2014	2014
Loveland, OH	(g)	241	1,065	—	1,306	63	12/12/2013	2013
Lubbock, TX	744	468	641	—	1,109	54	12/18/2012	2012
Manhattan, KS	(g)	194	921	—	1,115	53	11/20/2013	2013
Mansfield, OH	(g)	72	1,226	—	1,298	64	12/12/2013	2013
Maple Lake, MN	(g)	92	893	—	985	31	10/10/2014	2014
Maynardville, TN	750	238	754	—	992	71	11/30/2012	2012
Millbrook, AL	(g)	320	1,175	—	1,495	46	7/22/2014	2014
Mission, TX	(g)	182	858	—	1,040	30	9/5/2014	2014
Mobile (Newman), AL	(g)	139	1,005	—	1,144	60	10/18/2013	2013
Mobile (Schillinger), AL	(g)	410	1,059	—	1,469	74	6/17/2013	2013
Monroeville, OH	(g)	131	1,069	—	1,200	61	10/4/2013	2013
Montgomery, AL	(g)	140	909	—	1,049	30	10/24/2014	2014
Moose Lake, MN	(g)	140	937	—	1,077	33	10/10/2014	2014

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2015	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Dollar General (continued):
Moroa, IL	(g)	$111	$921	$—	$1,032	$37	6/26/2014	2014
Mt. Vernon, IL	(g)	177	985	—	1,162	42	5/30/2014	2014
Nashville, GA	$2,088	215	2,533	—	2,748	203	3/1/2013	2013
Nashville, MI	(g)	103	1,255	—	1,358	61	1/24/2014	2013
Navarre, OH	(g)	153	1,005	—	1,158	59	9/27/2013	2013
Neoga, IL	(g)	94	860	—	954	30	8/8/2014	2010
Ness City, KS	(g)	21	860	—	881	42	3/20/2014	2014
New Philadelphia, OH	(g)	129	1,100	—	1,229	65	9/27/2013	2013
New Washington, OH	(g)	99	975	—	1,074	64	9/13/2013	2013
Newark, OH	792	222	946	—	1,168	77	3/15/2013	2013
Nitro, WV	(g)	451	1,034	—	1,485	41	6/30/2014	2013
Nixa, MO	(g)	235	806	—	1,041	38	4/3/2014	2014
North Lewisburg, OH	(g)	59	1,008	—	1,067	61	11/22/2013	2013
Onawa, IA	(g)	176	842	—	1,018	35	6/26/2014	2014
Opelousas, LA	(g)	92	947	—	1,039	56	10/4/2013	2013
Ortonville, MN	(g)	113	907	—	1,020	34	9/5/2014	2014
Osceola, NE	(g)	194	835	—	1,029	16	4/2/2015	2014
Oxford, AL	(g)	465	783	—	1,248	48	10/18/2013	2013
Palestine, IL	(g)	155	893	—	1,048	36	6/26/2014	2014
Parchment, MI	(g)	168	1,162	—	1,330	46	6/25/2014	2014
Park Hill, OK	(g)	91	887	—	978	71	1/4/2013	2012
Parsons, TN	(g)	166	1,136	—	1,302	46	7/16/2014	2013
Phenix City, AL	(g)	331	718	—	1,049	50	6/17/2013	2013
Piedmont, AL	1,980	1,037	1,579	—	2,616	153	11/21/2012	2012
Pike Road, AL	(g)	477	772	—	1,249	50	8/21/2013	2013
Plain City, OH	(g)	187	1,097	—	1,284	60	11/26/2013	2013
Port Clinton, OH	(g)	120	1,070	—	1,190	58	11/22/2013	2013
Princeton, MO	(g)	155	1,159	—	1,314	38	10/10/2014	2014
Pueblo, CO	(g)	144	909	—	1,053	69	1/4/2013	2012
Ragley, LA	(g)	196	877	—	1,073	56	8/9/2013	2013
Rainsville, AL	(g)	290	1,267	—	1,557	47	8/13/2014	2014
Ravenna, MI	(g)	199	958	—	1,157	47	1/24/2014	2013
Rayne, LA	702	125	910	—	1,035	75	12/18/2012	2012
Roanoke, IL	(g)	93	846	—	939	36	5/16/2014	2014
Romney, IN	(g)	87	827	—	914	31	7/7/2014	2011
Romulus, MI	(g)	274	1,171	—	1,445	54	3/7/2014	2013
Russell, KS	(g)	54	899	—	953	34	8/5/2014	2014
San Antonio, TX	(g)	295	743	—	1,038	32	7/31/2014	2014
San Carlos, TX	(g)	70	1,063	—	1,133	44	6/20/2014	2014
Seale, AL	(g)	259	767	—	1,026	46	10/28/2013	2013
Seminole, AL	(g)	175	829	—	1,004	56	7/15/2013	2013
Shelby, MI	(g)	128	1,033	—	1,161	51	1/24/2014	2013
Slocomb, AL	(g)	124	918	—	1,042	47	2/25/2014	2014
Snead, AL	(g)	126	1,137	—	1,263	40	9/26/2014	2014

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2015	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Dollar General (continued):
South Bay, FL	(g)	$258	$1,262	$—	$1,520	$53	5/7/2014	2013
Spring, TX	(g)	277	1,132	—	1,409	67	9/30/2013	2013
Springfield, IL	(g)	205	934	—	1,139	31	9/17/2014	2014
Springfield, MO	(g)	171	810	—	981	32	7/14/2014	2014
Springfield, NE	(g)	172	864	—	1,036	38	5/12/2014	2014
Springfield, OH	(g)	125	1,000	—	1,125	61	9/27/2013	2013
St. Louis, MO (Grand)	(g)	240	1,118	—	1,358	59	1/15/2014	2013
St. Louis, MO (Lewis & Clark)	(g)	229	1,102	—	1,331	60	12/31/2013	2013
Superior, NE	(g)	230	917	—	1,147	52	11/26/2013	2013
Temple, GA	(g)	200	917	—	1,117	65	5/15/2013	2013
Theodore, AL	(g)	248	763	—	1,011	55	5/15/2013	2013
Thibodaux, LA	(g)	211	1,083	—	1,294	66	9/27/2013	2013
Toney, AL	$642	86	792	—	878	66	3/21/2013	2012
Topeka, KS	(g)	159	873	—	1,032	21	2/25/2015	2014
Urbana, OH	(g)	133	1,051	—	1,184	46	5/29/2014	2013
Volga, SD	(g)	51	784	—	835	28	9/5/2014	2014
Waco, TX	(g)	26	922	—	948	41	6/20/2014	2014
Wagener, SC	(g)	477	1,169	—	1,646	39	9/16/2014	2014
Wakefield, KS	(g)	78	929	—	1,007	58	9/30/2013	2013
Waterloo, IA	(g)	330	908	—	1,238	27	11/5/2014	2014
Weslaco, TX	(g)	141	848	—	989	30	9/5/2014	2014
Weston, MO	(g)	117	1,012	—	1,129	67	7/17/2013	2013
Wetumpka, AL	(g)	290	779	—	1,069	35	5/29/2014	2014
Whitehouse, OH	(g)	134	1,144	—	1,278	65	10/18/2013	2013
Whitwell, TN	870	159	1,035	—	1,194	97	11/30/2012	2012
Wilmer, AL	(g)	99	775	—	874	50	8/5/2013	2013
Winsted, MN	(g)	152	841	—	993	32	9/29/2014	2014
Wisner, NE	(g)	37	773	—	810	34	5/12/2014	2014
Woodville, OH	786	169	1,009	—	1,178	83	2/8/2013	2013
Yatesville, GA	666	120	797	—	917	67	3/25/2013	2013
Dollar Tree/Petco:
Humble, TX	(g)	720	2,543	—	3,263	200	2/11/2013	2011
Earth Fare:
Huntersville, NC	3,183	1,439	2,973	—	4,412	239	2/28/2013	2011
East Manchester Village Center:
Manchester, PA	8,300	2,517	12,672	202	15,391	720	12/19/2013	2009
East West Commons:
Austell, GA	(g)	10,094	16,034	—	26,128	659	9/30/2014	2002
Emerald Place:
Greenwood, SC	6,250	2,042	9,942	—	11,984	677	6/28/2013	2012
Evergreen Marketplace:
Evergreen Park, IL	(g)	2,823	6,239	—	9,062	467	9/6/2013	2013

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2015	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Fairview Village:
Cary, NC	(g)	$2,514	$3,557	$52	$6,123	$306	12/21/2012	2010
Family Center:
Riverdale, UT	(g)	21,716	29,454	(1,013)	50,157	1,701	2/28/2014	2008
Family Dollar:
Aberdeen, ID	(g)	101	1,054	—	1,155	34	10/24/2014	2014
Adelanto, GA	(g)	463	1,711	—	2,174	50	11/14/2014	2014
Aguila, AZ	(g)	129	1,290	—	1,419	29	2/13/2015	2014
Albany, GA	(g)	347	925	—	1,272	28	11/7/2014	2014
Apple Springs, TX	(g)	91	804	—	895	24	11/14/2014	2014
Arkadelphia, AR	(g)	113	738	—	851	17	2/12/2015	2014
Auburn, ME	(g)	217	1,261	—	1,478	27	4/15/2015	2014
Bagley, MN	(g)	95	1,114	—	1,209	48	6/27/2014	2014
Benavides, TX	(g)	27	1,065	—	1,092	57	2/26/2014	2013
Berry, AL	(g)	122	880	—	1,002	27	11/14/2014	2014
Bessemer, AL	(g)	201	1,043	—	1,244	57	12/27/2013	2013
Broadway, VA	(g)	213	1,153	—	1,366	36	11/7/2014	2014
Birmingham, AL	(g)	500	831	—	1,331	46	12/27/2013	2013
Brooksville, FL	(g)	206	791	—	997	44	12/18/2013	2013
Burkeville, TX	(g)	54	900	—	954	34	9/30/2014	2014
Cascade, ID	(g)	267	1,147	—	1,414	54	2/4/2014	2013
Cass Lake, MN	(g)	157	1,107	—	1,264	48	6/27/2014	2013
Cathedral City, CA	(g)	658	1,908	—	2,566	65	9/19/2014	2014
Charlotte, TX	(g)	118	970	—	1,088	52	2/26/2014	2014
Cheyenne, WY	(g)	148	986	—	1,134	45	4/23/2014	2014
Coachella, CA	(g)	450	1,634	—	2,084	80	2/19/2014	2013
Cocoa, FL	(g)	370	1,092	—	1,462	37	9/26/2014	2014
Colmesneil, TX	(g)	172	858	—	1,030	40	2/4/2014	2013
Columbia, SC	(g)	294	824	—	1,118	27	10/24/2014	2014
Columbia, SC	(g)	332	1,044	—	1,376	33	10/24/2014	2014
Comanche, TX	(g)	176	1,145	—	1,321	42	8/6/2014	2014
Cordes Lakes, AZ	(g)	380	1,421	—	1,801	47	9/19/2014	2014
Davenport, FL	(g)	298	964	—	1,262	27	12/5/2014	2014
Davenport, IA	(g)	167	918	—	1,085	28	11/25/2014	2014
Dawson, TX	(g)	41	799	—	840	24	11/14/2014	2014
Deadwood, SD	(g)	132	1,139	—	1,271	38	9/18/2014	2014
Des Moines, IA	(g)	290	1,126	—	1,416	34	11/25/2014	2014
East Millinocket, ME	(g)	161	1,004	—	1,165	27	2/26/2015	2014
Eden, TX	(g)	82	903	—	985	46	2/26/2014	2013
Elizabethtown, NY	(g)	107	671	—	778	33	1/31/2014	2008
Eloy, AZ	(g)	86	1,587	—	1,673	49	10/24/2014	2014
Empire, CA	(g)	239	1,527	—	1,766	62	6/27/2014	2014
Erwinville, LA	(g)	146	765	—	911	10	7/7/2015	2015
Evans, CO	(g)	201	817	—	1,018	27	9/29/2014	2014
Findlay, OH	(g)	326	1,271	—	1,597	66	2/26/2014	2013
Folsom, LA	(g)	325	788	—	1,113	27	9/30/2014	2014

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2015	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Family Dollar (continued):
Ft. Lauderdale, FL	(g)	$443	$1,361	$—	$1,804	$71	12/18/2013	2013
Fort Thomas, AZ	(g)	49	1,173	—	1,222	56	2/26/2014	2013
Fort Wayne, IN	(g)	258	1,096	—	1,354	24	3/6/2015	2014
Fort Worth, TX	(g)	532	1,346	—	1,878	46	9/5/2014	2014
Franklin, NH	(g)	307	1,214	—	1,521	8	10/15/2015	2014
Frederica, DE	(g)	392	1,164	—	1,556	24	3/6/2015	2014
Freeport, OH	(g)	322	959	—	1,281	24	2/20/2015	2014
Fresno, CA	(g)	488	1,553	—	2,041	77	2/19/2014	2013
Garrison, TX	(g)	61	1,306	—	1,367	35	12/18/2014	2014
Georgetown, KY	(g)	607	905	—	1,512	28	11/21/2014	2014
Gering, NE	(g)	244	913	—	1,157	32	9/26/2014	2014
Greene, ME	(g)	251	940	—	1,191	23	3/25/2015	2014
Greenwood, WI	(g)	154	920	—	1,074	37	6/27/2014	2013
Harrisonburg, VA	(g)	229	1,073	—	1,302	31	12/12/2014	2014
Hawkins, TX	(g)	49	1,288	—	1,337	44	9/5/2014	2014
Hempstead, TX	(g)	219	943	—	1,162	25	12/18/2014	2014
Hettinger, ND	(g)	214	1,077	—	1,291	57	2/26/2014	2013
Hodgenville, KY	(g)	202	783	—	985	27	9/19/2014	2014
Holtville, CA	(g)	317	1,609	—	1,926	79	2/19/2014	2013
Homestead, FL	(g)	575	1,470	—	2,045	2	12/9/2015	2014
Homosassa, FL	(g)	325	1,001	—	1,326	28	12/12/2014	2014
Immokalee, FL	(g)	458	1,248	—	1,706	39	11/4/2014	2014
Indianapolis, IN	(g)	238	1,117	—	1,355	35	11/21/2014	2014
Indio, CA	(g)	393	1,636	—	2,029	66	6/25/2014	2014
Irvington, AL	(g)	217	814	—	1,031	45	12/27/2013	2013
Jacksonville, FL	(g)	134	1,157	—	1,291	34	11/7/2014	2014
Jay, FL	(g)	190	1,002	—	1,192	53	2/25/2014	2013
Jonesboro, GA	(g)	297	1,098	—	1,395	55	2/14/2014	2013
Keller, TX	(g)	749	1,550	—	2,299	70	4/14/2014	2014
Kersey, CO	(g)	238	904	—	1,142	39	5/29/2014	2014
Kiowa, OK	(g)	193	947	—	1,140	33	9/5/2014	2014
Kissimmee, FL	(g)	622	1,226	—	1,848	45	8/27/2014	2014
La Salle, CO	(g)	239	890	—	1,129	27	11/4/2014	2013
LaBelle, FL	(g)	268	1,037	—	1,305	54	2/28/2014	2014
Lake Elsinor, CA	(g)	417	1,682	—	2,099	79	3/3/2014	2013
Lakeland, FL	(g)	353	937	—	1,290	39	6/30/2014	2014
Laredo, TX	(g)	302	1,039	—	1,341	34	10/3/2014	2013
Levelland, TX	(g)	264	952	—	1,216	33	9/30/2014	2014
Little Rock, CA	(g)	499	1,730	—	2,229	40	2/19/2015	2014
Lorain, OH	(g)	320	995	—	1,315	41	6/27/2014	2014
Louisville (Bank), KY	(g)	578	919	—	1,497	45	3/26/2014	2013
Louisville (Cane), KY	(g)	480	934	—	1,414	39	6/4/2014	2014
Mahanoy City, PA	(g)	209	1,112	—	1,321	25	2/20/2015	2015
Mansfield, TX	(g)	849	1,189	—	2,038	59	2/26/2014	2013

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2015	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Family Dollar (continued):
Melbourne, FL	(g)	$362	$883	$—	$1,245	$44	2/28/2014	2014
Melrose, FL	(g)	124	929	—	1,053	32	9/10/2014	2014
Mertzon, TX	(g)	149	995	—	1,144	37	9/19/2014	2014
Mesa, AZ	(g)	627	1,468	—	2,095	67	3/31/2014	2014
Miami, FL	(g)	584	1,490	—	2,074	33	2/25/2015	2014
Milo, ME	(g)	138	1,122	—	1,260	27	3/19/2015	2014
Monroe, UT	(g)	272	985	—	1,257	32	10/24/2014	2013
Moore Haven, FL	(g)	348	1,016	—	1,364	46	5/29/2014	2014
Moulton, TX	(g)	102	973	—	1,075	52	2/26/2014	2014
Naubinway, MI	(g)	47	1,180	—	1,227	55	2/4/2014	2013
New Ellenton, SC	(g)	160	800	—	960	22	12/12/2014	2014
New Summerfield, TX	(g)	230	851	—	1,081	35	6/6/2014	2014
Nicholasville, KY	(g)	464	826	—	1,290	40	3/26/2014	2013
North Charleston, SC	(g)	386	997	—	1,383	30	11/14/2014	2014
North Hampton, OH	(g)	200	867	—	1,067	22	2/27/2015	2014
Ocoee, FL	(g)	462	1,173	—	1,635	35	11/21/2014	2014
Omaha, NE	(g)	86	1,427	—	1,513	30	3/2/2015	2014
Ordway, CO	(g)	81	993	—	1,074	32	10/30/2014	2014
Oshkosh, WI	(g)	361	815	—	1,176	41	2/25/2014	2013
Ossineke, MI	(g)	85	898	—	983	40	3/14/2014	2014
Palmdale, CA	(g)	372	1,822	—	2,194	38	3/30/2015	2014
Penitas, TX	(g)	182	1,053	—	1,235	50	3/26/2014	2014
Pensacola, FL	(g)	509	791	—	1,300	39	3/27/2014	2014
Pine Lake, GA	(g)	639	897	—	1,536	34	8/26/2014	2014
Pittsfield, ME	(g)	334	1,258	—	1,592	14	8/12/2015	2014
Plainview, NE	(g)	112	774	—	886	36	4/25/2014	2014
Poinciana, FL	(g)	501	1,186	—	1,687	41	9/19/2014	2014
Pojoaque, NM	(g)	545	909	—	1,454	33	8/25/2014	2013
Posen, MI	(g)	101	896	—	997	40	3/14/2014	2014
Preston, MN	(g)	161	1,159	—	1,320	50	6/27/2014	2014
Punta Gorda, FL	(g)	345	1,018	—	1,363	1	12/17/2015	2014
Radium Springs, NM	(g)	129	1,086	—	1,215	54	2/26/2014	2013
Ramah, NM	(g)	217	1,105	—	1,322	52	2/4/2014	2013
Rex, GA	(g)	294	1,393	—	1,687	41	11/7/2014	2014
Richmond, ME	(g)	252	1,026	—	1,278	25	3/25/2015	2014
Riverside, CA	(g)	736	1,558	—	2,294	70	4/4/2014	2014
Robert Lee, TX	(g)	94	904	—	998	45	2/26/2014	2014
Rushford, MN	(g)	163	844	—	1,007	38	6/27/2014	2014
Saginaw, MI	(g)	240	956	—	1,196	31	10/30/2014	2014
San Antonio, TX	(g)	357	966	—	1,323	36	9/30/2014	2014
San Antonio, TX	(g)	421	951	—	1,372	31	11/14/2014	2014
San Jacinto, CA	(g)	430	1,682	—	2,112	64	7/18/2014	2014
Schuyler, NE	(g)	260	708	—	968	32	5/5/2014	2014
Shreveport, LA	(g)	406	978	—	1,384	43	5/29/2014	2014

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2015	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Family Dollar (continued):
Shreveport, LA	(g)	$272	$1,113	$—	$1,385	$43	7/22/2014	2014
Shreveport, LA	(g)	423	1,099	—	1,522	35	10/8/2014	2014
South Paris, ME	(g)	173	1,240	—	1,413	33	2/25/2015	2014
Spring Hill, FL	(g)	278	1,249	—	1,527	1	12/4/2015	2014
Spurger, TX	(g)	86	905	—	991	32	9/18/2014	2014
Statesboro, GA	(g)	347	800	—	1,147	41	2/14/2014	2013
Sterling City, TX	(g)	78	889	—	967	45	2/26/2014	2013
Stockton, CA	(g)	202	1,817	—	2,019	61	9/19/2014	2014
Summerfield, FL	(g)	271	978	—	1,249	27	12/12/2014	2014
Tallahassee, FL	(g)	189	1,212	—	1,401	36	11/21/2014	2014
Taft, CA	(g)	255	1,422	—	1,677	88	8/23/2013	2013
Tampa (Cragmont), FL	(g)	563	737	—	1,300	41	12/18/2013	2013
Tampa (Forest), FL	(g)	482	920	—	1,402	50	12/18/2013	2013
Tampa (Hunt), FL	(g)	568	1,137	—	1,705	46	7/2/2014	2014
Terra Bella, CA	(g)	332	1,394	—	1,726	69	2/19/2014	2013
Topeka, KS	(g)	419	1,327	—	1,746	60	4/17/2014	2014
Tucson, AZ	(g)	399	1,599	—	1,998	40	1/27/2015	2014
Tyler, MN	(g)	73	895	—	968	40	6/27/2014	2014
Tuscaloosa, AL	(g)	534	817	—	1,351	46	12/27/2013	2013
Valdosta, GA	(g)	424	849	—	1,273	43	2/26/2014	2014
Vine Grove, KY	(g)	205	966	—	1,171	23	2/13/2015	2014
Waelder, TX	(g)	136	788	—	924	33	6/4/2014	2014
Walker, LA	(g)	294	966	—	1,260	33	9/30/2014	2014
Wayne, OK	(g)	37	937	—	974	39	6/27/2014	2014
Waynesburg, KY	(g)	150	955	—	1,105	31	10/10/2014	2014
Wild Rose, WI	(g)	133	866	—	999	35	6/27/2014	2013
Fargo Plaza:
Fargo, ND	(g)	2,097	4,774	376	7,247	429	5/30/2013	2003
Fleet Pride:
Birmingham, AL	(g)	376	2,607	—	2,983	35	8/3/2015	2014
Flower Foods:
Orlando, FL	(g)	418	387	—	805	13	9/11/2014	2013
Waldorf, MD	(g)	398	1,045	—	1,443	40	9/11/2014	2013
Food 4 Less:
Atwater, CA	(g)	1,383	5,271	—	6,654	319	11/27/2013	2002
Fourth Creek Landing:
Statesville, NC	$5,700	1,375	7,795	—	9,170	744	3/26/2013	2012
Fresenius Medical Care:
West Plains, MI	(g)	557	3,097	—	3,654	117	7/2/2014	2014
Fresh Market Center:
Glen Ellyn, IL	—	2,767	6,403	48	9,218	231	9/30/2014	2014
Fresh Thyme:
Indianapolis, IN	(g)	1,087	6,019	—	7,106	212	10/31/2014	2014
Northville, MI	(g)	1,598	7,796	—	9,394	9	12/21/2015	2015

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2015	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Fresh Thyme & DSW:
Fort Wayne, IN	$—	$1,740	$4,153	$101	$5,994	$154	9/30/2014	1985
Gander Mountain:
Pensacola, FL	(g)	2,152	3,831	—	5,983	178	4/29/2014	2014
Waukesha, WI	(g)	3,408	12,918	—	16,326	422	9/29/2014	2007
Giant Eagle:
Seven Fields, PA	7,530	1,574	13,659	—	15,233	575	5/7/2014	2005
Gold's Gym:
Corpus Christi, TX	(g)	1,498	6,346	—	7,844	480	3/6/2013	2006
Golden Corral:
Garland, TX	(g)	1,255	2,435	—	3,690	217	9/21/2012	2012
Georgetown, KY	(g)	1,048	1,452	(1,217)	1,283	—	6/11/2014	2004
Houston, TX	(g)	1,375	2,350	—	3,725	195	12/12/2012	2012
Victoria, TX	(g)	673	2,857	—	3,530	112	6/27/2014	2013
Goodyear:
Pooler, GA	(g)	569	1,484	—	2,053	109	6/18/2013	2008
Hancock Village:
Chesterfield, VA	15,000	8,874	17,287	96	26,257	1,443	5/23/2013	2009
Harbor Town Center:
Manitowoc, WI	(g)	3,568	13,209	—	16,777	296	4/24/2015	2005
Haverty Furniture:
Midland, TX	(g)	709	1,294	—	2,003	124	8/7/2013	2012
HEB Center:
Waxahachie, TX	7,000	3,465	7,952	287	11,704	763	6/27/2012	1997
Hickory Flat Commons:
Canton, GA	9,850	4,482	13,174	9	17,665	1,151	12/18/2012	2008
Hobby Lobby:
Burlington, IA	(g)	629	1,890	—	2,519	23	7/30/2015	1988
Dickson City, PA	—	1,113	7,946	—	9,059	470	6/30/2014	2013
Lewisville, TX	(g)	2,184	8,977	—	11,161	524	11/26/2013	2013
Mooresville, NC	(g)	869	4,249	—	5,118	463	11/30/2012	2012
Home Depot:
Lincoln, NE	(g)	6,339	5,937	—	12,276	33	10/22/2015	1993
North Canton, OH	7,234	2,203	12,012	—	14,215	986	12/20/2012	1998
Plainwell, MI	(g)	521	11,905	—	12,426	796	5/16/2013	2002
IHOP:
Anderson, IN	(g)	54	1,633	—	1,687	64	6/30/2014	2005
Columbus, OH	(g)	408	1,783	—	2,191	69	6/30/2014	2012
Columbus, OH	(g)	315	1,864	—	2,179	72	6/30/2014	2011
Lancaster, OH	(g)	157	1,497	—	1,654	58	6/30/2014	2009
Rio Rancho, NM	(g)	599	2,314	—	2,913	104	3/28/2014	2011
Richmond, IN	(g)	106	1,428	—	1,534	56	6/30/2014	2007
Inglewood Plaza:
Inglewood, CA	12,700	9,880	14,099	—	23,979	493	9/12/2014	2008

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2015	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Kirklands:
Dothan, AL	(g)	$486	$946	$—	$1,432	$46	8/5/2014	2014
Jonesboro, AR	(g)	696	1,990	—	2,686	155	11/27/2012	2012
Kohl’s:
Cedar Falls, IA	(g)	1,600	5,796	—	7,396	478	12/7/2012	2001
Chartlottesville, VA	$8,745	3,929	12,280	—	16,209	465	7/28/2014	2011
Easton, MD	(g)	2,962	2,661	—	5,623	3	12/2/2015	1992
Hutchinson, KS	(g)	3,290	—	—	3,290	—	10/19/2012	(f)
Kroger:
Shelton, WA	(g)	1,180	11,040	—	12,220	548	4/30/2014	1994
Whitehall, OH	4,066	581	6,628	—	7,209	388	12/16/2013	1994
Kum & Go:
Bentonville (Central), AR	(g)	916	1,864	—	2,780	129	5/3/2013	2011
Conway, AR	(g)	510	2,577	—	3,087	101	6/13/2014	2014
Fairfield, IA	(g)	422	1,913	—	2,335	133	5/3/2013	2011
Mount Vernon, MO	(g)	708	1,756	—	2,464	122	5/3/2013	2010
Urbandale, IA	(g)	722	1,658	—	2,380	116	5/3/2013	2010
L.A. Fitness:
Bloomfield Township, MI	(g)	2,287	10,075	—	12,362	722	6/21/2013	2008
Columbus, OH	(g)	1,013	6,734	—	7,747	131	4/29/2015	2014
Garland, TX	(g)	2,005	6,861	—	8,866	367	12/20/2013	2013
Houston, TX	(g)	5,764	5,994	—	11,758	365	9/30/2013	2013
Mesa, AZ	(g)	1,353	7,730	20	9,103	570	5/8/2013	2010
New Lenox, IL	(g)	1,965	6,257	—	8,222	7	12/21/2015	2015
Ocoee, FL	(g)	1,173	6,876	—	8,049	454	8/8/2013	2008
Riverside, CA	(g)	2,557	9,951	—	12,508	636	8/2/2013	2010
Lafayette Pavilions:
Lafayette, IN	(g)	7,632	42,497	3	50,132	1,260	2/6/2015	2006
Logan’s Roadhouse:
Bristol, VA	(g)	991	2,560	—	3,551	211	1/29/2013	2001
Fort Wayne, IN	(g)	868	2,698	—	3,566	121	3/28/2014	2002
Lancaster, TX	(g)	1,203	1,620	—	2,823	141	10/23/2012	2011
Martinsburg, WV	(g)	925	2,183	—	3,108	123	10/29/2013	2010
Opelika, AL	(g)	836	1,508	—	2,344	133	10/23/2012	2005
Sanford, FL	(g)	1,031	1,807	—	2,838	158	10/23/2012	1999
Troy, OH	(g)	992	1,577	—	2,569	136	10/23/2012	2011
Lowe’s:
Adrian, MI	(g)	2,604	5,036	—	7,640	399	9/27/2013	1996
Alpharetta, GA	12,300	7,979	9,630	403	18,012	171	5/29/2015	1998
Asheboro, NC	(g)	1,098	6,722	—	7,820	280	6/23/2014	1994
Cincinnati, OH	(g)	14,092	—	—	14,092	—	2/10/2014	2001
Columbia, SC	5,964	3,943	6,353	750	11,046	445	9/12/2013	1994
Covington, LA	5,648	10,233	—	—	10,233	—	8/20/2014	2002
Hilliard, OH	7,859	5,474	6,288	—	11,762	75	8/5/2015	1994
Lilburn, GA	12,500	8,817	9,380	385	18,582	167	5/29/2015	1999

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2015	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Lowe’s (continued):
Mansfield, OH	(g)	$873	$8,256	$—	$9,129	$351	6/12/2014	1992
Marietta, GA	$11,000	7,471	8,404	392	16,267	150	5/29/2015	1997
Oxford, AL	(g)	1,668	7,622	369	9,659	604	6/28/2013	1999
Tuscaloosa, AL	(g)	4,908	4,786	9	9,703	302	10/29/2013	1993
Woodstock, GA	11,200	7,316	8,879	392	16,587	159	5/29/2015	1997
Zanesville, OH	(g)	2,161	8,375	282	10,818	461	12/11/2013	1995
Market Heights Shopping Center:
Harker Heights, TX	47,000	12,888	64,105	194	77,187	4,343	11/25/2013	2012
Marketplace at the Lakes:
West Covina, CA	11,300	10,020	8,664	—	18,684	1,041	9/30/2013	1994
Matteson Center:
Matteson, IL	(g)	1,243	17,427	420	19,090	1,248	11/22/2013	2003
Mattress Firm:
Appleton, WI	(g)	895	1,026	—	1,921	4	11/18/2015	2015
Augusta, ME	(g)	723	1,354	—	2,077	68	5/30/2014	2013
Brunswick, GA	(g)	343	1,040	—	1,383	69	8/29/2013	2012
Cincinnati, OH	(g)	323	966	—	1,289	38	7/17/2014	2013
Danville, VA	(g)	274	1,514	—	1,788	69	4/29/2014	2014
Huber Heights, OH	(g)	854	903	—	1,757	38	6/20/2014	2014
Jonesboro, AR	(g)	729	1,194	—	1,923	130	10/5/2012	2012
Lakeland, FL	(g)	259	1,107	—	1,366	47	7/16/2014	2014
Martinsville, VA	(g)	259	1,510	—	1,769	14	9/17/2015	2014
Middletown, OH	(g)	142	1,384	—	1,526	14	8/6/2015	2015
Nampa, ID	(g)	449	2,213	—	2,662	104	3/31/2014	1972
New Bern, NC	(g)	340	1,436	—	1,776	49	9/25/2014	2014
Pineville, NC	(g)	1,557	1,198	—	2,755	117	10/29/2012	2012
Port Charlotte, FL	(g)	382	1,211	—	1,593	45	8/1/2014	2014
Thomasville, GA	(g)	694	1,469	—	2,163	2	12/18/2015	2015
Mattress Firm & Aspen Dental:
Vienna, WV	—	774	2,466	—	3,240	107	9/15/2014	2014
Mattress Firm & Five Guys:
Muskegon, MI	(g)	813	1,766	—	2,579	65	8/29/2014	2014
McAlister's Deli:
Lawton, OK	(g)	805	1,057	—	1,862	48	5/1/2014	2013
Port Arthur, TX	(g)	379	1,146	—	1,525	62	3/27/2014	2007
Melody Mountain:
Ashland, KY	—	1,286	9,879	—	11,165	77	9/1/2015	2013
Merchants Tire & Auto:
Wake Forest, NC	(g)	782	1,730	—	2,512	13	9/1/2015	2005
Michael’s:
Bowling Green, KY	(g)	587	1,992	—	2,579	193	11/20/2012	2012

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2015	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Morganton Heights:
Morganton, NC	(g)	$7,032	$29,763	$—	$36,795	$897	4/29/2015	2013
National Tire & Battery:
Cedar Hill, TX	(g)	469	1,951	—	2,420	152	12/18/2012	2006
Cypress, TX	(g)	910	2,224	—	3,134	18	9/1/2015	2005
Flower Mound, TX	(g)	779	2,449	—	3,228	19	9/1/2015	2005
Fort Worth, TX (Freeway)	(g)	936	1,234	—	2,170	78	8/23/2013	2005
Fort Worth, TX (Quebec St.)	(g)	730	2,309	—	3,039	18	9/1/2015	2005
Frisco, TX	(g)	844	1,608	—	2,452	101	8/23/2013	2007
Montgomery, IL	(g)	516	2,494	—	3,010	192	1/15/2013	2007
North Richland Hills, TX	(g)	513	2,579	—	3,092	21	9/1/2015	2005
Pasadena, TX	(g)	908	2,307	—	3,215	19	9/1/2015	2005
Pearland, TX	(g)	1,016	2,040	—	3,056	16	9/1/2015	2005
Plano, TX	(g)	1,292	2,197	—	3,489	18	9/2/2015	2005
Tomball, TX	(g)	838	2,229	—	3,067	18	9/2/2015	2005
Native Wings:
San Antonio, TX	(g)	821	2,682	—	3,503	100	8/4/2014	2014
Natural Grocers:
Denton, TX	(g)	1,326	3,134	—	4,460	205	7/24/2013	2012
Idaho Falls, ID	(g)	833	2,316	—	3,149	115	2/14/2014	2013
Lubbock, TX	(g)	1,093	3,621	—	4,714	253	4/22/2013	2013
Nordstrom Rack:
Tampa, FL	(g)	3,371	6,402	—	9,773	740	4/16/2012	2010
Northwest Plaza:
Tampa, FL	$—	1,816	4,834	—	6,650	56	8/20/2015	1994
O’Reilly Automotive:
Brownfield, TX	(g)	22	835	—	857	81	5/8/2012	2012
Columbus, TX	(g)	260	757	—	1,017	70	5/8/2012	2011
Lamesa, TX	(g)	64	608	—	672	16	12/10/2014	2006
Stanley, ND	(g)	323	662	—	985	23	8/8/2014	2014
Park Place:
Enterprise, AL	6,505	931	8,595	—	9,526	532	8/30/2013	2012
Pecanland Plaza:
Monroe, LA	(g)	2,206	18,957	—	21,163	114	10/13/2015	2008
Pep Boys:
Clermont, FL	(g)	799	1,993	—	2,792	138	6/26/2013	2013
Oviedo, FL	(g)	669	2,172	—	2,841	132	10/4/2013	2013
PetSmart:
Baton Rouge, LA	2,509	651	2,968	113	3,732	292	10/11/2012	1999
Commerce Township, MI	(g)	539	1,960	—	2,499	186	3/28/2013	1996
East Peoria, IL	(g)	997	3,345	—	4,342	102	11/7/2014	2007
Eden Prairie, MN	(g)	1,279	2,030	—	3,309	130	10/1/2013	2007
Edmond, OK	(g)	816	3,266	—	4,082	257	1/23/2013	1998

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2015	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
PetSmart (continued):
North Fayette Township, PA	(g)	$1,615	$1,503	$—	$3,118	$116	6/7/2013	1997
Overland Park, KS	(g)	2,025	2,181	—	4,206	131	10/1/2013	1996
Taylor, MI	(g)	331	2,438	—	2,769	209	6/7/2013	1997
Tucson, AZ	(g)	1,114	2,771	98	3,983	190	11/8/2013	2000
Wilkesboro, NC	(g)	447	1,710	—	2,157	171	4/13/2012	2011
PetSmart/Old Navy:
Reynoldsburg, OH	(g)	1,295	4,077	—	5,372	371	12/14/2012	2012
Pick ’n Save:
Pewaukee, WI	(g)	1,323	6,761	—	8,084	281	8/13/2014	1999
Sheboygan, WI	(g)	2,003	10,695	—	12,698	929	9/6/2012	2012
South Milwaukee, WI	(g)	1,126	5,706	—	6,832	315	11/6/2013	2005
Plainfield Plaza:
Plainfield, IL	(g)	3,167	14,788	—	17,955	18	12/3/2015	2002
Plaza San Mateo:
Albuquerque, NM	$6,950	2,867	11,582	—	14,449	509	5/2/2014	2014
Popeyes:
Independence, MO	(g)	333	680	—	1,013	27	6/27/2014	2005
Poplar Springs Plaza:
Duncan, SC	(g)	1,862	5,277	149	7,288	421	5/24/2013	1995
Price Chopper:
Gardner, MA	(g)	858	12,171	—	13,029	405	9/26/2014	2012
Quick Chek:
Kingston, NY	(g)	831	5,783	—	6,614	388	5/31/2013	2008
Lake Katrine, NY	(g)	1,507	4,569	—	6,076	300	5/31/2013	2008
Middletown (Main), NY	(g)	1,335	5,732	—	7,067	384	5/31/2013	2008
Middletown, NY	(g)	1,297	5,963	—	7,260	400	5/31/2013	2009
Middletown, NY	(g)	1,437	4,656	—	6,093	314	5/31/2013	2007
Sagerties, NY	(g)	1,242	5,372	—	6,614	361	5/31/2013	2009
Raising Cane’s:
Beaumont, TX	(g)	839	1,288	—	2,127	51	7/31/2014	2013
Phoenix, AZ	(g)	761	1,972	—	2,733	88	3/28/2014	2011
Wichita Falls, TX	(g)	426	1,947	—	2,373	84	4/30/2014	2013
Regent Towne Center:
Fort Mill, SC	(g)	1,455	5,063	29	6,547	396	6/13/2013	2007
Rite Aid:
Columbia, SC	(g)	854	2,281	—	3,135	125	12/3/2013	2008
Jenison, MI	(g)	438	1,491	—	1,929	65	6/23/2014	1996
Rocky River Promenade:
Mooresville, NC	3,989	2,446	3,159	—	5,605	121	8/18/2014	2008
Ross:
Fort Worth, TX	(g)	1,273	3,157	—	4,430	287	10/4/2012	1977

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2015	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Rushmore Crossing:
Rapid City, SD	$24,417	$7,066	$33,019	$66	$40,151	$2,316	1/2/2014	2012
Rapid City, SD	—	883	4,128	—	5,011	308	1/2/2014	2012
Sherwin-Williams:
Macon, GA	(g)	59	659	—	718	12	4/16/2015	2015
Shippensburg Market Place:
Shippensburg, PA	—	1,917	9,263	—	11,180	335	9/18/2014	2002
Shopko:
Broken Bow, NE	(g)	244	1,733	—	1,977	79	6/19/2014	2007
Cherokee, IA	(g)	217	3,326	—	3,543	4	12/23/2015	2015
Cokato, MN	(g)	358	3,229	—	3,587	4	12/23/2015	2015
Valentine, NE	(g)	395	3,549	—	3,944	161	6/30/2014	2014
Shoppes at Lake Andrew:
Melbourne, FL	(g)	3,924	16,840	—	20,764	1,079	12/31/2013	2003
Shoppes at Stroud:
Stroud Township, PA	(g)	3,754	22,614	—	26,368	808	10/29/2014	2007
Sleepy’s:
Burlington, NC	(g)	393	1,648	—	2,041	33	3/31/2015	2014
Joliet, IL	(g)	287	1,552	—	1,839	34	2/27/2015	2014
Southwest Plaza:
Springfield, IL	(g)	2,992	48,935	7	51,934	2,158	9/18/2014	2003
Spinx:
Simpsonville, SC	(g)	591	969	—	1,560	72	1/24/2013	2012
Springfield Commons:
Springfield, OH	—	3,745	15,049	52	18,846	285	5/6/2015	1995
Sprouts:
Bixby, OK	(g)	1,320	7,117	—	8,437	451	7/26/2013	2013
Staples:
Plainfield, IN	(g)	400	2,099	—	2,499	50	2/26/2015	2014
Stoneridge Village:
Jefferson City, MO	—	1,830	9,351	—	11,181	451	6/30/2014	2012
Stop & Shop:
Brockton, MA	11,241	4,259	13,285	—	17,544	197	7/27/2015	2003
Stripes:
Brownsville, TX	(g)	210	2,386	—	2,596	236	8/30/2012	2007
Brownwood, TX	(g)	484	3,086	—	3,570	294	8/30/2012	2005
McAllen, TX	(g)	604	1,909	—	2,513	219	8/30/2012	2007
Midland, TX	(g)	620	5,551	—	6,171	489	8/30/2012	2002
Mission, TX	(g)	215	2,170	—	2,385	215	8/30/2012	2006
Odessa, TX	(g)	569	4,940	—	5,509	433	8/30/2012	1998
Summerfield Crossing:
Riverview, FL	(g)	6,130	6,753	—	12,883	466	7/12/2013	2013
Sunbelt Rentals:
Canton, OH	(g)	147	1,679	—	1,826	127	10/24/2013	2013
Houston, TX	(g)	535	1,664	—	2,199	75	3/31/2014	2000

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2015	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Sunoco:
Cocoa, FL	(g)	$625	$1,062	$—	$1,687	$73	4/12/2013	1987
Mangonia Park, FL	(g)	689	600	—	1,289	41	4/12/2013	1999
Merritt Island, FL	(g)	610	1,123	—	1,733	77	4/12/2013	1986
Palm Beach Gardens, FL	(g)	1,050	2,667	—	3,717	181	4/12/2013	2009
Palm City, FL	(g)	667	1,698	—	2,365	116	4/12/2013	2011
Palm Springs, FL	(g)	580	1,907	—	2,487	130	4/12/2013	2011
Sebastian, FL	(g)	490	2,128	—	2,618	145	4/12/2013	2009
Titusville, FL	(g)	626	2,534	—	3,160	172	4/12/2013	2009
West Palm Beach, FL	(g)	637	443	—	1,080	30	4/12/2013	1977
Sunoco Center:
Titusville (Sisson), FL	(g)	799	587	—	1,386	41	4/12/2013	1986
Sutters Creek:
Rocky Mount, NC	$—	1,458	2,616	154	4,228	162	1/31/2014	2012
Sweet Tomatoes:
Overland Park, KS	(g)	806	3,600	—	4,406	161	3/28/2014	2001
St. Louis, MO	(g)	1,254	3,354	—	4,608	150	3/28/2014	1988
Target Center:
Columbia, SC	5,450	3,234	7,297	—	10,531	358	3/31/2014	2012
Terrell Mill Village:
Marietta, GA	7,500	3,079	11,185	—	14,264	643	1/31/2014	2012
TGI Friday’s:
Chesapeake, VA	(g)	1,217	1,388	—	2,605	57	6/27/2014	2003
Wilmington, DE	(g)	1,685	969	—	2,654	41	6/27/2014	1991
The Market at Clifty Crossing:
Columbus, IN	(g)	2,669	16,308	—	18,977	1,039	10/31/2014	1989
The Market at Polaris:
Columbus, OH	(g)	11,828	41,702	302	53,832	2,463	12/6/2013	2005
The Marquis:
Williamsburg, VA	8,556	2,615	11,406	—	14,021	1,036	9/21/2012	2007
The Plant:
San Jose, CA	123,000	67,596	108,203	270	176,069	8,952	4/15/2013	2008
The Ridge at Turtle Creek:
Hattiesburg, MS	(g)	2,749	12,434	—	15,183	293	2/27/2015	2011
Tilted Kilt:
Killeen, TX	(g)	1,378	1,508	—	2,886	57	7/29/2014	2010
Tire Kingdom:
Bluffton, SC	(g)	645	1,688	—	2,333	13	9/1/2015	2005
Summerville, SC	(g)	1,208	1,233	—	2,441	10	9/1/2015	2005
Tarpon Springs, FL	(g)	427	1,458	—	1,885	118	11/30/2012	2003
Tire Kingdom & Starbucks:
Mount Pleasant, SC	—	1,291	3,149	—	4,440	24	9/1/2015	2005

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2015	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
TJ Maxx/Dollar Tree:
Oxford, OH	(g)	$641	$2,673	$—	$3,314	$241	5/20/2013	2013
Tractor Supply:
Ashland, VA	(g)	500	2,696	—	3,196	152	11/22/2013	2013
Augusta, KS	(g)	407	2,315	—	2,722	121	1/10/2014	2013
Cambridge, MN	(g)	807	1,272	—	2,079	142	5/14/2012	2012
Canon City, CO	(g)	597	2,527	—	3,124	197	11/30/2012	2012
Fortuna, CA	(g)	568	3,819	—	4,387	159	6/27/2014	2014
Lumberton, NC	(g)	611	2,007	—	2,618	151	5/24/2013	2013
Marion, IN	(g)	1,536	1,099	—	2,635	60	2/19/2014	2004
Monticello, FL	(g)	448	1,916	—	2,364	140	6/20/2013	2013
Newnan, GA	(g)	1,182	1,950	—	3,132	166	11/6/2012	2009
Petersburg, VA	(g)	514	2,439	—	2,953	143	10/7/2013	2013
South Hill, VA	(g)	630	2,179	—	2,809	150	6/24/2013	2011
Spencer, WV	$1,659	455	2,188	—	2,643	196	11/20/2012	2012
Stuttgart, AR	1,543	47	2,519	—	2,566	181	4/5/2013	2013
Weaverville, NC	(g)	867	3,138	—	4,005	196	9/13/2013	2006
Woodward, OK	(g)	446	1,973	—	2,419	120	11/19/2013	2013
Trader Joe’s:
Asheville, NC	(g)	2,770	3,766	—	6,536	228	10/22/2013	2013
Columbia, SC	(g)	2,308	2,597	—	4,905	213	3/28/2013	2012
Wilmington, NC	(g)	2,016	2,519	—	4,535	212	6/27/2013	2012
Turfway Crossing:
Florence, KY	—	2,261	10,323	—	12,584	537	5/27/2014	2002
Ulta Salon:
Albany, GA	(g)	441	1,757	—	2,198	77	5/8/2014	2013
Greeley, CO	(g)	596	2,035	—	2,631	43	3/31/2015	2014
United Oil:
Alhambra, CA	2,032	3,026	751	—	3,777	24	9/30/2014	2005
Bellflower (Alondra), CA	755	1,312	576	—	1,888	19	9/30/2014	1999
Bellflower (Lakewood), CA	(g)	1,246	788	—	2,034	26	9/30/2014	2001
Brea, CA	(g)	2,393	658	—	3,051	21	9/30/2014	1984
Burbank (Glenoaks), CA	2,193	3,474	594	—	4,068	19	9/30/2014	2000
Burbank (Magnolia), CA	1,484	1,750	574	—	2,324	19	9/30/2014	1998
Chino, CA	1,167	1,449	730	—	2,179	24	9/30/2014	1984
Compton, CA	805	992	460	—	1,452	15	9/30/2014	2002
El Cajon (El Cajon), CA	(g)	1,533	568	—	2,101	18	9/30/2014	2008
El Cajon (Second), CA	(g)	1,225	368	—	1,593	12	9/30/2014	2000
El Monte, CA	(g)	766	510	—	1,276	16	9/30/2014	1994
Escondido (Escondido), CA	1,107	678	470	—	1,148	15	9/30/2014	1984
Escondido (Mission), CA	(g)	3,514	1,062	—	4,576	34	9/30/2014	2002

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2015	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
United Oil (continued):
Fountain Valley, CA	$1,459	$1,809	$806	$—	$2,615	$26	9/30/2014	1999
Glendale, CA	(g)	4,871	795	—	5,666	26	9/30/2014	1999
Inglewood, CA	(g)	1,809	878	—	2,687	29	9/30/2014	1997
La Habra, CA	(g)	1,971	571	—	2,542	18	9/30/2014	2000
Lawndale, CA	(g)	1,462	862	—	2,324	28	9/30/2014	2001
Long Beach (Anaheim), CA	1,061	974	772	—	1,746	25	9/30/2014	2003
Long Beach (Atlantic), CA	(g)	2,778	883	—	3,661	29	9/30/2014	1972
Long Beach (Santa Fe), CA	1,288	1,972	643	—	2,615	21	9/30/2014	2004
Los Angeles (2503 W. Pico), CA	(g)	2,334	717	—	3,051	23	9/30/2014	2002
Los Angeles (4931 W. Pico), CA	(g)	3,552	1,242	—	4,794	40	9/30/2014	2002
Los Angeles (Eastern), CA	(g)	2,745	669	—	3,414	22	9/30/2014	1998
Los Angeles (Jefferson), CA	2,923	3,823	825	—	4,648	27	9/30/2014	1997
Los Angeles (Marina Del R), CA	(g)	3,930	428	—	4,358	14	9/30/2014	2005
Los Angeles (Olympic), CA	1,590	1,710	905	—	2,615	29	9/30/2014	2002
Los Angeles (Slauson), CA	(g)	1,927	1,484	—	3,411	48	9/30/2014	2007
Los Angeles (Western), CA	(g)	2,182	701	—	2,883	23	9/30/2014	1964
Lynwood, CA	1,640	2,386	737	—	3,123	24	9/30/2014	2002
Menifee, CA	2,284	2,853	924	—	3,777	30	9/30/2014	1995
Monrovia, CA	1,660	2,365	686	—	3,051	22	9/30/2014	1996
Norco (Hidden Valley), CA	(g)	1,852	1,489	—	3,341	48	9/30/2014	1995
Norco (Sixth), CA	1,424	1,869	891	—	2,760	29	9/30/2014	2005
North Hollywood, CA	2,998	4,663	858	—	5,521	28	9/30/2014	1999
Oceanside, CA	2,264	2,163	1,248	—	3,411	41	9/30/2014	2011
Paramount, CA	664	1,301	1,024	—	2,325	33	9/30/2014	1996
Pomona, CA	1,273	1,740	730	—	2,470	24	9/30/2014	1997
Poway, CA	(g)	3,072	705	—	3,777	23	9/30/2014	1960
San Diego (47th St), CA	(g)	2,977	1,448	—	4,425	47	9/30/2014	1984
San Diego (Governor), CA	(g)	1,877	883	—	2,760	29	9/30/2014	2006
San Diego (Rancho Penasquitos), CA	3,038	1,215	841	—	2,056	27	9/30/2014	2010
San Diego (Sunset Cliffs), CA	(g)	1,824	382	—	2,206	12	9/30/2014	2006
San Pedro, CA	1,655	2,086	675	—	2,761	22	9/30/2014	2000
Santa Clarita, CA	(g)	4,787	733	—	5,520	24	9/30/2014	2001
Sun City, CA	(g)	1,136	1,421	—	2,557	46	9/30/2014	1984
Valley Center, CA	2,284	2,680	1,606	—	4,286	52	9/30/2014	2009

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2015	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
United Oil (continued):
Van Nuys (Van Nuys), CA	$2,284	$2,439	$902	$—	$3,341	$29	9/30/2014	2005
Van Nuys (Victory), CA	1,152	1,786	684	—	2,470	22	9/30/2014	1999
Van Nuys (Woodman), CA	2,681	3,980	741	—	4,721	24	9/30/2014	2002
Vista (Civic Center), CA	(g)	2,063	334	—	2,397	11	9/30/2014	1986
Vista (Vista), CA	(g)	2,028	418	—	2,446	14	9/30/2014	2010
Whittier, CA	(g)	1,629	985	—	2,614	32	9/30/2014	1997
Wilmington, CA	1,680	1,615	1,145	—	2,760	37	9/30/2014	2002
Woodland Hills, CA	3,159	4,946	647	—	5,593	21	9/30/2014	2003
University Marketplace:
Marion, IN	4,050	850	6,722	121	7,693	642	3/22/2013	2012
Ventura Place:
Albuquerque, NM	—	5,203	7,998	—	13,201	189	4/29/2015	2008
Village at Hereford Farms:
Grovetown, GA	4,250	1,222	5,912	—	7,134	212	9/26/2014	2009
Wal-Mart:
Anderson, SC	(g)	2,424	9,719	—	12,143	31	11/5/2015	2015
Florence, SC	(g)	2,013	9,225	—	11,238	29	11/5/2015	2015
Perry, GA	7,095	2,270	11,053	—	13,323	797	6/4/2013	1999
Summerville, SC	(g)	2,410	2,098	—	4,508	17	9/18/2015	2015
Tallahassee, FL	8,157	14,823	—	—	14,823	—	12/11/2012	2008
York, SC	(g)	1,913	11,410	—	13,323	817	6/4/2013	1998
Walgreens:
Andover, KS	(g)	630	3,057	—	3,687	199	10/18/2013	2001
Arkadelphia, AR	4,225	787	4,626	—	5,413	132	11/26/2014	2007
Austintown, OH	(g)	637	4,173	—	4,810	251	8/19/2013	2002
Bartlett (5950 Stage), TN	4,150	1,086	4,321	—	5,407	129	11/26/2014	1997
Bartlett (6697 Stage), TN	4,150	799	4,608	—	5,407	137	11/26/2014	2002
Birmingham, AL	(g)	985	4,938	—	5,923	341	4/9/2013	2012
Birmingham (Green Springs), AL	4,300	738	4,844	—	5,582	144	11/26/2014	2000
Blair, NE	2,466	335	3,544	—	3,879	333	4/18/2012	2008
Chicopee, MA	3,894	2,094	4,945	—	7,039	150	10/23/2014	2008
Colerain Township, OH	4,200	1,991	3,470	—	5,461	101	11/26/2014	1998
Connelly Springs, NC	(g)	1,349	3,628	—	4,977	223	8/27/2013	2012
Cullman, AL	3,542	1,292	3,779	—	5,071	280	2/22/2013	2012
Danville, VA	(g)	989	4,547	—	5,536	370	12/24/2012	2012
Dearborn Heights, MI	(g)	2,236	3,411	—	5,647	217	7/9/2013	2008
Decatur, AL	3,625	631	4,161	—	4,792	124	11/26/2014	2004
Dyersburg, TN	(g)	555	4,088	—	4,643	163	6/30/2014	2011
East Chicago, IN	(g)	331	5,242	—	5,573	181	8/8/2014	2005

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2015	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Walgreens (continued):
Enterprise, AL	$3,575	$839	$3,844	$—	$4,683	$115	11/26/2014	2004
Evansville, IN	4,040	812	4,439	—	5,251	133	11/26/2014	2001
Florence, KY	4,125	1,086	4,206	—	5,292	122	11/26/2014	2005
Forrest City, AR	4,825	643	5,287	—	5,930	157	11/26/2014	2007
Fort Madison, IA	(g)	514	3,723	—	4,237	220	9/20/2013	2008
Franklin, TN	4,200	1,457	4,075	—	5,532	122	11/26/2014	2000
Fraser, MI	(g)	518	4,525	—	5,043	191	5/19/2014	2004
Hazelwood, MO	(g)	2,505	4,866	—	7,371	280	9/4/2013	2006
Hickory, NC	(g)	1,100	4,241	—	5,341	317	2/28/2013	2009
Hobart, IN	3,875	594	4,526	—	5,120	134	11/26/2014	1998
Hockessin, DE	(g)	1,586	3,555	—	5,141	203	12/20/2013	2008
Huntsville, AL	3,273	1,931	2,457	—	4,388	190	3/15/2013	2001
Kannapolis, NC	3,966	1,480	5,031	—	6,511	329	6/12/2013	2012
Knoxville, TN	3,725	1,139	3,750	—	4,889	112	11/26/2014	1997
Las Vegas, NV	(g)	2,325	3,262	—	5,587	195	9/26/2013	1999
Lawton, OK	(g)	860	2,539	—	3,399	162	7/3/2013	1998
Little Rock (Main), AR	(g)	548	4,676	—	5,224	181	6/30/2014	2011
Little Rock (Bowman), AR	4,100	1,115	4,248	—	5,363	127	11/26/2014	2001
Lubbock (82nd), TX	(g)	565	3,257	—	3,822	267	10/11/2012	2000
Lubbock (Indiana), TX	(g)	531	2,951	—	3,482	240	10/11/2012	1998
Malvern, AR	4,165	1,007	4,325	—	5,332	123	11/26/2014	2006
Memphis, TN	3,775	776	4,166	—	4,942	124	11/26/2014	1999
Metropolis, IL	(g)	284	4,991	—	5,275	172	8/8/2014	2009
Michigan City, IN	3,200	567	3,615	—	4,182	109	11/26/2014	1999
Mobile, AL	(g)	1,603	3,161	—	4,764	176	11/7/2013	2013
Montgomery, AL	(g)	1,110	2,949	—	4,059	280	5/14/2012	2006
Mount Washington, KY	4,125	545	4,825	—	5,370	143	11/26/2014	2005
Oakland, TN	3,750	689	4,226	—	4,915	125	11/26/2014	2005
Oklahoma City, OK	3,950	1,356	3,869	—	5,225	118	11/26/2014	1996
Olathe, KS	4,230	1,266	4,047	—	5,313	120	11/26/2014	1997
Phoenix, AZ	(g)	2,216	1,830	—	4,046	137	3/22/2013	2001
Pine Bluff, AR	(g)	248	5,229	—	5,477	309	9/17/2013	2012
Ralston (La Vista), NE	4,265	967	4,620	—	5,587	137	11/26/2014	1999
River Falls, WI	5,200	634	5,137	—	5,771	151	11/26/2014	2007
Roanoke, VA	(g)	677	3,825	—	4,502	161	5/7/2014	2003
Sacramento, CA	(g)	324	2,669	—	2,993	108	6/30/2014	2008
Sioux Falls, SD	3,625	1,138	3,784	—	4,922	113	11/26/2014	2007
Springdale, AR	(g)	1,172	4,509	—	5,681	254	10/7/2013	2012
Springfield, IL	(g)	830	3,619	—	4,449	338	5/14/2012	2007
St. Charles, MO	4,600	1,644	4,364	—	6,008	130	11/26/2014	1994
St. Louis (Lemay Ferry), MO	4,600	1,432	4,556	—	5,988	136	11/26/2014	1999
St. Louis (Lusher), MO	4,790	1,414	4,622	—	6,036	138	11/26/2014	1999

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2015	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Walgreens (continued):
Suffolk, VA	(g)	$1,261	$3,461	$—	$4,722	$339	5/14/2012	2007
Sun City, AZ	(g)	837	2,484	—	3,321	109	5/6/2014	2000
Tarboro, NC	(g)	755	3,634	—	4,389	128	8/22/2014	2014
Toledo, OH	$4,325	1,993	3,445	—	5,438	104	11/26/2014	2001
Troy, OH	(g)	547	4,076	—	4,623	149	7/28/2014	2002
Tulsa, OK	3,350	1,078	3,453	—	4,531	104	11/26/2014	1993
Walgreens/KeyBank:
Newburgh, NY	5,000	3,280	5,441	—	8,721	312	9/16/2013	2010
Wallace Commons:
Salisbury, NC	7,590	3,265	8,058	—	11,323	654	12/21/2012	2009
Wallace Commons II:
Salisbury, NC	6,012	2,231	8,479	—	10,710	447	2/28/2014	2013
Warrenton Highlands:
Warrenton, OR	(g)	2,139	5,774	138	8,051	491	5/29/2013	2011
Waterford South Park:
Clarksville, IN	(g)	2,946	8,564	45	11,555	761	4/12/2013	2006
Wawa:
Cape May, NJ	(g)	1,576	5,790	—	7,366	504	8/29/2012	2005
Galloway, NJ	(g)	1,724	6,105	—	7,829	531	8/29/2012	2005
Wendy's:
Grafton, VA	(g)	539	894	—	1,433	35	6/27/2014	1985
Westminster, CO	(g)	596	1,108	—	1,704	43	6/27/2014	1986
West Marine:
Panama City, FL	(g)	676	2,219	—	2,895	50	4/24/2015	2014
Pensacola, FL	(g)	1,107	3,398	—	4,505	89	2/27/2015	2015
Western Refining, Inc:
Benson, AZ	566	186	510	—	696	33	1/16/2015	1990
Bisbee, AZ	399	89	137	—	226	10	1/16/2015	1970
Coolidge, AZ	472	578	283	—	861	26	1/16/2015	1997
Douglas (16th St.), AZ	913	136	1,080	—	1,216	54	1/16/2015	1985
Douglas (18th St.), AZ	718	89	385	—	474	20	1/16/2015	1997
Florence, AZ	446	363	338	—	701	25	1/16/2015	1999
Globe, AZ	1,264	572	311	—	883	27	1/16/2015	1994
Hereford, AZ	1,531	303	879	—	1,182	50	1/16/2015	2013
Marana, AZ	1,458	389	493	—	882	30	1/16/2015	2008
Pearce, AZ	750	116	380	—	496	23	1/16/2015	1985
Pima, AZ	1,196	372	362	—	734	36	1/16/2015	1994
Safford (Hwy 70), AZ	1,054	77	281	—	358	24	1/16/2015	1989
Safford (Thatcher Blvd.), AZ	1,169	204	299	—	503	18	1/16/2015	1996
Safford (8th Ave.), AZ	1,280	107	408	—	515	24	1/16/2015	1989
Sierra Vista, AZ	488	87	723	—	810	32	1/16/2015	1977
Thatcher, AZ	1,180	140	561	—	701	40	1/16/2015	2004
Tucson (Sierrita Mountain), AZ	524	569	453	—	1,022	35	1/16/2015	1997

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2015	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Western Refining, Inc. (continued):
Tucson (Speedway), AZ	$603	$473	$388	$—	$861	$30	1/16/2015	1995
Tucson (4301 Broadway), AZ	582	263	170	—	433	18	1/16/2015	1986
Tucson (Ajo Hwy), AZ	666	770	332	—	1,102	34	1/16/2015	2002
Tucson (6280 Broadway), AZ	571	333	167	—	500	21	1/16/2015	1982
Tucson (6777 Sandario), AZ	1,190	397	542	—	939	43	1/16/2015	1986
Tucson (6890 Sandario), AZ	523	525	606	—	1,131	36	1/16/2015	2002
Winkelman, AZ	953	287	403	—	690	29	1/16/2015	1999
Westover Market:
San Antonio, TX	6,200	2,705	7,959	—	10,664	591	7/10/2013	2013
Whole Foods Center:
Fort Collins, CO	12,500	2,664	17,166	—	19,830	630	9/30/2014	2004
Winn-Dixie:
Baton Rouge, LA	(g)	1,782	3,776	—	5,558	149	6/27/2014	2000
Walker, LA	(g)	900	3,909	—	4,809	154	6/27/2014	1999
Woods Supermarket:
Sunrise Beach, MO	(g)	1,044	5,005	—	6,049	296	9/13/2013	2013
	$950,128	$1,113,456	$2,990,901	$81,248	$4,185,605	$158,805

____________________________________
(a) As of December 31, 2015, the Company owned 782 single-tenant, freestanding properties and 89 multi-tenant properties.

(b) The aggregate cost for federal income tax purposes was $4.2 billion.

(c) The following is a reconciliation of total real estate carrying value for the years ended December 31 (in thousands):

	2015	2014	2013
Balance, beginning of period	$3,590,939	$1,960,708	$464,539
Additions
Acquisitions	532,454	1,613,201	1,494,171
Improvements	64,458	18,967	1,998
Adjustment to basis	—	—	—
Total additions	$596,912	$1,632,168	$1,496,169
Less: Deductions
Cost of real estate sold	1,086	1,937	—
Adjustment to basis	—	—	—
Other (including provisions for impairment of real estate assets)	1,160	—	—
Total deductions	2,246	1,937	—
Balance, end of period	$4,185,605	$3,590,939	$1,960,708

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

(d) The following is a reconciliation of accumulated depreciation for the years ended December 31 (in thousands):

	2015	2014	2013
Balance, beginning of period	$78,186	$23,377	$1,743
Additions
Acquisitions - Depreciation Expense for Building, Acquisitions Costs & Tenant Improvements Acquired	80,373	54,656	21,624
Improvements - Depreciation Expense for Tenant Improvements and Building Equipment	303	153	10
Total additions	$80,676	$54,809	$21,634
Deductions
Cost of real estate sold	—	—	—
Other (including provisions for impairment of real estate assets)	57	—	—
Total deductions	57	—	—
Balance, end of period	$158,805	$78,186	$23,377

(e) The Company’s assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, buildings are depreciated over 40 years, and tenant improvements are amortized over the remaining life of the lease or the useful life, whichever is shorter.

(f) Subject to ground lease and therefore date constructed is not applicable.

(g) Property is included in the Credit Facility’s borrowing base. As of December 31, 2015, the Company had $1.1 billion outstanding under the Credit Facility.