Form 10-Q
period 2016-03-31
COLE CREDIT PROPERTY TRUST IV, INC.
filed 2016-05-13
CIK 1498547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
As of May 10, 2016, there were 311.0 million shares of common stock, par value $0.01, of Cole Credit Property Trust IV, Inc. outstanding.

COLE CREDIT PROPERTY TRUST IV, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
 (in thousands, except share and per share amounts)

	March 31, 2016	December 31, 2015
ASSETS
Investment in real estate assets:
Land	$1,125,993	$1,113,987
Buildings, fixtures and improvements	3,110,872	3,071,618
Intangible lease assets	540,706	533,477
Total real estate investments, at cost	4,777,571	4,719,082
Less: accumulated depreciation and amortization	(288,103)	(253,115)
Total real estate investments, net	4,489,468	4,465,967
Investment in unconsolidated joint venture	17,904	18,359
Total real estate investments and related assets, net	4,507,372	4,484,326
Cash and cash equivalents	26,076	26,316
Restricted cash	8,854	8,274
Rents and tenant receivables, net	50,608	54,782
Due from affiliates	—	47
Prepaid expenses and other assets	3,992	4,359
Deferred costs, net	3,245	4,095
Total assets	$4,600,147	$4,582,199
LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and credit facility, net	$2,117,634	$2,066,563
Accounts payable and accrued expenses	24,615	26,418
Due to affiliates	6,369	5,613
Intangible lease liabilities, net	53,018	53,822
Distributions payable	16,511	16,568
Deferred rental income, derivative liabilities and other liabilities	33,452	26,100
Total liabilities	2,251,599	2,195,084
Commitments and contingencies
Redeemable common stock and noncontrolling interest	190,583	190,561
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 490,000,000 shares authorized, 312,067,172 and 312,093,211 shares issued and outstanding, respectively	3,121	3,121
Capital in excess of par value	2,607,368	2,607,367
Accumulated distributions in excess of earnings	(437,022)	(408,575)
Accumulated other comprehensive loss	(15,502)	(5,359)
Total stockholders’ equity	2,157,965	2,196,554
Total liabilities and stockholders’ equity	$4,600,147	$4,582,199
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
 (in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenues:
Rental income	$87,661	$74,783
Tenant reimbursement income	12,886	11,180
Total revenues	100,547	85,963
Operating expenses:
General and administrative	3,102	2,845
Property operating	6,088	5,274
Real estate tax	8,631	7,820
Advisory fees and expenses	10,188	8,132
Acquisition-related	372	5,385
Depreciation and amortization	33,491	28,112
Total operating expenses	61,872	57,568
Operating income	38,675	28,395
Other income (expense):
Interest expense and other, net	(18,621)	(12,397)
Net income	20,054	15,998
Net income (loss) allocated to noncontrolling interest	34	(17)
Net income attributable to the Company	$20,020	$16,015
Weighted average number of common shares outstanding:
Basic and diluted	312,083,914	306,355,523
Net income per common share:
Basic and diluted	$0.06	$0.05
Distributions declared per common share	$0.16	$0.15
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME
 (in thousands)

	Three Months Ended March 31,
	2016	2015
Net income	$20,054	$15,998
Other comprehensive loss:
Unrealized loss on interest rate swaps	(12,465)	(3,966)
Amount of loss reclassified from other comprehensive loss into income as interest expense	2,322	1,291
Total other comprehensive loss	(10,143)	(2,675)

Comprehensive income	9,911	13,323
Comprehensive income (loss) allocated to noncontrolling interest	34	(17)
Comprehensive income attributable to the Company	$9,877	$13,340
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
 (in thousands, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2016	312,093,211	$3,121	$2,607,367	$(408,575)	$(5,359)	$2,196,554
Issuance of common stock	2,845,829	29	27,575	—	—	27,604
Distributions to investors	—	—	—	(48,467)	—	(48,467)
Redemptions and cancellations of common stock	(2,871,868)	(29)	(27,524)	—	—	(27,553)
Changes in redeemable common stock	—	—	(50)	—	—	(50)
Comprehensive income (loss)	—	—	—	20,020	(10,143)	9,877
Balance, March 31, 2016	312,067,172	$3,121	$2,607,368	$(437,022)	$(15,502)	$2,157,965
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
 (in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$20,054	$15,998
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	33,248	28,590
Amortization of deferred financing costs	1,354	925
Amortization of fair value adjustment of mortgage notes payable assumed	(21)	(20)
Straight-line rental income	(3,078)	(2,952)
Bad debt expense	2	88
Equity in income of unconsolidated joint venture	(197)	(218)
Return on investment from unconsolidated joint venture	197	458
Fair value adjustment to contingent consideration	(1,375)	—
Changes in assets and liabilities:
Rents and tenant receivables	2,423	(1,280)
Prepaid expenses and other assets	(1,027)	(599)
Accounts payable and accrued expenses	938	1,887
Deferred rental income and other liabilities	(897)	(1,836)
Due from affiliates	47	146
Due to affiliates	756	(485)
Net cash provided by operating activities	52,424	40,702
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(55,467)	(178,408)
Real estate developments	—	(17,483)
Return of investment in unconsolidated joint venture	455	200
Payment of property escrow deposits	(712)	—
Refund of property escrow deposits	1,587	785
Change in restricted cash	(580)	(1,301)
Net cash used in investing activities	(54,717)	(196,207)
Cash flows from financing activities:
Redemptions and cancellations of common stock	(27,553)	(8,042)
Distributions to investors	(20,920)	(19,463)
Proceeds from notes payable and borrowing facilities	136,500	341,266
Repayments of borrowing facilities and notes payable	(85,106)	(178,104)
Payment of loan deposits	(580)	(1,802)
Refund of loan deposits	580	1,802
Deferred financing costs paid	(806)	(3,076)
Contributions from noncontrolling interests	—	720
Distributions to noncontrolling interests	(62)	—
Net cash provided by financing activities	2,053	133,301
Net decrease in cash and cash equivalents	(240)	(22,204)
Cash and cash equivalents, beginning of period	26,316	55,287
Cash and cash equivalents, end of period	$26,076	$33,083
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
March 31, 2016
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Credit Property Trust IV, Inc. (the “Company”) is a Maryland corporation, incorporated on July 27, 2010, that qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning in its taxable year ended December 31, 2012. The Company is the sole general partner of, and owns, directly or indirectly, 100% of the partnership interests in Cole Operating Partnership IV, LP, a Delaware limited partnership. The Company is externally managed by Cole REIT Advisors IV, LLC (“CR IV Advisors”), a Delaware limited liability company and an affiliate of the Company’s sponsor, Cole Capital®, which is a trade name used to refer to a group of affiliated entities directly or indirectly controlled by VEREIT, Inc. (“VEREIT”), a widely-held public company whose shares of common stock are listed on the New York Stock Exchange (NYSE: VER). VEREIT indirectly owns and/or controls the Company’s external advisor, CR IV Advisors, the Company’s dealer manager for the Offering (as defined below), Cole Capital Corporation (“CCC”), the Company’s property manager, CREI Advisors, LLC (“CREI Advisors”), and the Company’s sponsor, Cole Capital.
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
Pursuant to the terms of the DRIP, as of August 31, 2015, distributions are reinvested in shares of the Company’s common stock at a price of $9.70 per share, the estimated per share value as determined by the Board.
As of March 31, 2016, the Company had issued approximately 320.7 million shares of its common stock in the Offerings, including 23.4 million shares issued in the DRIP Offering, for gross offering proceeds of $3.2 billion before organization and offering costs, selling commissions and dealer manager fees of $306.0 million. As of March 31, 2016, the Company owned 878 properties, which includes nine medical office properties owned through a consolidated joint venture arrangement (the “Consolidated Joint Venture”), comprising 25.6 million rentable square feet of commercial space located in 45 states. As of March 31, 2016, the rentable space at these properties was 98.5% leased. In addition, through an unconsolidated joint venture arrangement, as of March 31, 2016, the Company had an interest in one property comprising 176,000 rentable square feet of commercial space (the “Unconsolidated Joint Venture”).

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2016

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
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2015, and related notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The condensed consolidated unaudited financial statements should also be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.
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

During the three months ended March 31, 2016, the Company adopted the U.S. Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), which simplifies consolidation accounting by reducing the number of consolidation models and changing various aspects of current U.S. GAAP, including certain consolidation criteria for a VIE. For legal entities being evaluated for consolidation, the Company must first determine whether the interests that it holds and fees it receives qualify as variable interests in the entity. A variable interest is an investment or other interest that will absorb portions of an entity’s expected losses or receive portions of the entity’s expected residual returns. The Company’s evaluation includes consideration of fees paid to the Company where the Company acts as a decision maker or service provider to the entity being evaluated. If the Company determines that it holds a variable interest in an entity, it evaluates whether that entity is a VIE. VIEs are entities where investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or where equity investors, as a group, lack one of the following characteristics: (a) the power to direct the activities that most significantly impact the entity’s economic performance, (b) the obligation to absorb the expected losses of the entity, or (c) the right to receive the expected returns of the entity.
A VIE must be consolidated by its primary beneficiary, which is generally defined as the party who has a controlling financial interest in the VIE. The Company qualitatively assesses whether it is (or is not) the primary beneficiary of a VIE. Consideration of various factors include, but are not limited to, the Company’s ability to direct the activities that most significantly impact the entity’s economic performance and its obligation to absorb losses from or right to receive benefits of the VIE that could potentially be significant to the VIE. The Company consolidates any VIEs when the Company is determined to be the primary beneficiary of the VIE, and the difference between consolidating the VIE and accounting for it using the equity method could be material to the Company’s consolidated financial statements. The Company continually evaluates the need to consolidate these VIEs based on standards set forth in GAAP as described above.
As of March 31, 2016 and December 31, 2015, the Company determined that it had a controlling interest in the Consolidated Joint Venture and therefore met the GAAP requirements for consolidation. As of December 31, 2015, the Company was not required to consolidate the Unconsolidated Joint Venture as the applicable joint venture entity did not qualify

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2016

as a VIE and the Company did not meet the control requirement for consolidation. As of March 31, 2016, the Unconsolidated Joint Venture qualified as a VIE in accordance with ASU 2015-02; however, the Company was not required to consolidate the VIE, as the Company did not meet the control requirement for consolidation.
Reclassifications
Certain amounts in the Company’s prior period condensed consolidated unaudited financial statements have been reclassified to conform to the current period presentation. The Company has chosen to break out the details of (i) real estate tax expenses from property operating expenses in the Company’s condensed consolidated unaudited statements of operations and (ii) straight-line rental income in the Company’s condensed consolidated unaudited statements of cash flows.  The Company has also chosen to combine depreciation of $19.0 million and amortization of $9.1 million for the three months ended March 31, 2015 into the line item depreciation and amortization in the condensed consolidated unaudited statements of operations.
The unrealized loss on interest rate swaps line item from the prior years has been disaggregated within the condensed consolidated unaudited statements of other comprehensive income into the captions unrealized loss on interest rate swaps and amount of loss reclassified from other comprehensive loss into income as interest expense.
These reclassifications had no effect on previously reported totals or subtotals.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated unaudited financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Real Estate Investments
Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition, construction and any tenant improvements, major improvements and betterments that extend the useful life of the real estate assets and leasing costs. All acquisition-related expenses, repairs and maintenance are expensed as incurred.
The Company considers the period of future benefit of each respective asset to determine the appropriate useful life. The estimated useful lives of the Company’s real estate assets by class are generally as follows:

Buildings	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lease term
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the three months ended March 31, 2016 or 2015.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2016

amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of March 31, 2016 or December 31, 2015.
Allocation of Purchase Price of Real Estate Assets
Upon the acquisition of real properties, the Company allocates the purchase price to acquired tangible assets, consisting of land, buildings and improvements, and to identified intangible assets and liabilities, consisting of the value of above- and below-market leases and the value of in-place leases, based in each case on their respective fair values. Acquisition-related expenses are expensed as incurred. The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and buildings). The information in the appraisal, along with any additional information available to the Company’s management, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.
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
Redeemable Noncontrolling Interest in Consolidated Joint Venture
On June 27, 2014, the Company completed the formation of the Consolidated Joint Venture. Pursuant to the joint venture agreement, the joint venture partner has a right to exercise an option after two years whereby the Company will be required to purchase the ownership interest of the joint venture partner at fair market value. The Company determined it had a controlling interest in the Consolidated Joint Venture and, therefore, met the GAAP requirements for consolidation. The Company recorded net income of $34,000 and paid distributions of $62,000 related to the noncontrolling interest during the three months ended March 31, 2016. The Company recorded the noncontrolling interest of $2.7 million as temporary equity in the mezzanine section of the condensed consolidated unaudited balance sheets, due to the redemption option existing outside the control of the Company.
Investment in Unconsolidated Joint Venture
The Company accounts for the Unconsolidated Joint Venture using the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over operating and financial policies of this investment. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the Unconsolidated Joint Venture’s earnings and distributions. The Company is required to determine whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of its investment in the Unconsolidated Joint Venture. If an event or change in circumstance has occurred, the Company is required to evaluate the Unconsolidated Joint Venture for potential impairment and determine if the carrying amount of its investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in an Unconsolidated Joint Venture for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. No impairment indicators were identified and no impairment losses were recorded related to the Unconsolidated Joint Venture during the three months ended March 31, 2016 and 2015.
Restricted Cash
The Company had $8.9 million and $8.3 million in restricted cash as of March 31, 2016 and December 31, 2015, respectively. Included in restricted cash was $6.3 million and $5.9 million held by lenders in lockbox accounts as of March 31, 2016 and December 31, 2015, respectively. As part of certain debt agreements, rents from certain encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess is disbursed to the Company. Also included in restricted cash was $2.6 million and $2.4 million held by lenders in escrow accounts for real estate taxes and other lender reserves for certain properties, in accordance with the respective lender’s loan agreement, as of March 31, 2016 and December 31, 2015, respectively.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2016

Cash Concentrations
As of March 31, 2016, the Company had cash on deposit, including restricted cash, at ten financial institutions, four of which had Company deposits in excess of federally insured levels, totaling $31.2 million; however, the Company has not experienced any losses in such accounts. The Company limits significant cash deposits to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
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
The Company continually reviews receivables related to rent, including any unbilled straight-line rent, and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company will record an increase in the allowance for uncollectible accounts or record a direct write-off of the receivable in the condensed consolidated unaudited statements of operations and comprehensive income. As of March 31, 2016 and December 31, 2015, the Company had an allowance for uncollectible accounts of $216,000 and $301,000, respectively.
Recent Accounting Pronouncements
Accounting Standards Update (“ASU”) No. 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”) - The amendments in this update eliminate the requirement that an acquirer in a business combination retrospectively account for measurement-period adjustments. Measurement-period adjustments should be recognized during the period in which the adjustment amount is determined, including any earnings impact that the acquirer would have recorded in prior periods if the accounting was completed at the acquisition date. These provisions are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted. The Company has evaluated the effect of ASU 2015-16 and noted that there will not be a significant impact to the Company’s consolidated financial statements.
From time to time, new accounting pronouncements are issued by various standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company is currently evaluating the effect that certain of these new accounting requirements may have on the Company’s accounting and related reporting and disclosures in the Company’s consolidated financial statements:
ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) - The requirements were amended to remove inconsistencies in revenue requirements and to provide a more complete framework for addressing revenue issues across a broad range of industries and transaction types. The revised standard’s core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised standard also clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract to a customer. These provisions are effective January 1, 2018, and are to be applied retrospectively, with early adoption permitted for periods beginning after December 15, 2016 and interim periods thereafter.
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

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2016

On February 25, 2016, the FASB issued Accounting Standards Codification (“ASC”) 842 (“ASC 842”), Leases, which replaces the existing guidance in ASC 840, Leases. ASC 842 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use (“ROU”) asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the ROU asset, and for operating leases the lessee would recognize a straight-line total lease expense. The provisions of ASC 842 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 and are required to be applied on a modified retrospective approach. Early adoption is permitted.
ASU No. 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (“ASU 2016-05”) - The amendments in this update clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. These provisions are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted.

NOTE 3 — FAIR VALUE MEASUREMENTS
GAAP defines fair value, establishes a framework for measuring fair value, and requires disclosures about fair value measurements. GAAP emphasizes that fair value is intended to be a market-based measurement, as opposed to a transaction-specific measurement.
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. Depending on the nature of the asset or liability, various techniques and assumptions can be used to estimate the fair value. Assets and liabilities are measured using inputs from three levels of the fair value hierarchy, as follows:
Level 1 — Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. An active market is defined as a market in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2 — Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active (markets with few transactions), inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data correlation or other means (market corroborated inputs).
Level 3 — Unobservable inputs, which are only used to the extent that observable inputs are not available, reflect the Company’s assumptions about the pricing of an asset or liability.
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Notes payable and credit facility — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of March 31, 2016 and December 31, 2015, respectively, the estimated fair value of the Company’s debt was $2.1 billion, which approximated their carrying value.
Derivative instruments — The Company’s derivative instruments are comprised of interest rate swaps. All derivative instruments are carried at fair value and are valued using Level 2 inputs. The fair value of these instruments is determined using interest rate market pricing models. In addition, credit valuation adjustments are incorporated into the fair values to account for the Company’s potential nonperformance risk and the performance risk of the counterparties.
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2016

Contingent consideration arrangements — The contingent consideration arrangements are carried at fair value and are valued using Level 3 inputs. The fair value of additional consideration paid in connection with the acquisition of properties subject to contingent consideration arrangements is determined based on key assumptions, including, but not limited to, rental rates, discount rates and the estimated timing and probability of successfully leasing vacant space subsequent to the Company’s acquisition of such properties.
Other financial instruments — The Company considers the carrying values of its cash and cash equivalents, restricted cash, tenant and other receivables, accounts payable and accrued expenses, other liabilities, due to affiliates and distributions payable to approximate their fair values because of the short period of time between their origination and their expected realization and based on their highly-liquid nature. Due to the short-term maturities of these instruments, Level 1 inputs are utilized to estimate the fair value of these financial instruments.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of March 31, 2016, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 (in thousands):

	Balance as of March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial liabilities:
Interest rate swaps	$(15,502)	$—	$(15,502)	$—
Contingent consideration	(3,163)	—	—	(3,163)
Total financial liabilities	$(18,665)	$—	$(15,502)	$(3,163)

	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Interest rate swaps	$519	$—	$519	$—
Total financial assets	$519	$—	$519	$—
Financial liabilities:
Interest rate swaps	$(5,878)	$—	$(5,878)	$—
Contingent consideration	(4,538)	—	—	(4,538)
Total financial liabilities	$(10,416)	$—	$(5,878)	$(4,538)
The following are reconciliations of the changes in liabilities with Level 3 inputs in the fair value hierarchy for the three months ended March 31, 2016 and 2015 (in thousands):

Contingent Consideration Arrangements
Beginning Balance, December 31, 2015	$(4,538)
Purchases and fair value adjustments:
Purchases	—
Fair value adjustments	1,375
Ending Balance, March 31, 2016	$(3,163)

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2016

Contingent Consideration Arrangements
Beginning Balance, December 31, 2014	$(3,405)
Purchases and fair value adjustments:
Purchases	—
Fair value adjustments	—
Ending Balance, March 31, 2015	$(3,405)

NOTE 4 — REAL ESTATE ACQUISITIONS
2016 Property Acquisitions
During the three months ended March 31, 2016, the Company acquired seven commercial properties for an aggregate purchase price of $56.8 million (the “2016 Acquisitions”).
The Company purchased the 2016 Acquisitions with net proceeds from the DRIP Offering and available borrowings. The purchase price allocation for each of the Company’s acquisitions is preliminary and subject to change as the Company finalizes the allocation, which will be no later than 12 months from the acquisition date. The Company preliminarily allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the preliminary purchase price allocation for acquisitions purchased during the three months ended March 31, 2016 (in thousands):

2016 Acquisitions
Land	$12,261
Buildings, fixtures and improvements	38,808
Acquired in-place leases (1)	5,446
Acquired above-market leases (2)	1,280
Intangible lease liabilities (3)	(1,016)
Total purchase price	$56,779
____________________________________

(1)	The weighted average amortization period for acquired in-place leases is 6.9 years for acquisitions completed during the three months ended March 31, 2016.

(2)	The weighted average amortization period for acquired above-market leases is 4.5 years for acquisitions completed during the three months ended March 31, 2016.

(3)	The weighted average amortization period for acquired intangible lease liabilities is 4.2 years for acquisitions completed during the three months ended March 31, 2016.
The Company recorded revenue for the three months ended March 31, 2016 of $669,000 and a net loss for the three months ended March 31, 2016 of $186,000 related to the 2016 Acquisitions.
The following information summarizes selected financial information of the Company as if all of the 2016 Acquisitions were completed on January 1, 2015 for each period presented below. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Pro forma basis:
Revenue	$101,091	$87,175
Net income	$21,238	$15,901
The pro forma information for the three months ended March 31, 2016 was adjusted to exclude $372,000 of acquisition-related expenses recorded during the three months ended March 31, 2016. Accordingly, these costs were instead recognized in the pro forma information for the three months ended March 31, 2015.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2016

The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2015, nor does it purport to represent the results of future operations.
2015 Property Acquisitions
During the three months ended March 31, 2015, the Company acquired 55 commercial properties, including properties held in the Consolidated Joint Venture, for an aggregate purchase price of $177.8 million (the “2015 Acquisitions”).
The Company purchased the 2015 Acquisitions with net proceeds from the DRIP Offering and available borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation for acquisitions purchased during the three months ended March 31, 2015 (in thousands):

2015 Acquisitions
Land	$27,745
Buildings, fixtures and improvements	134,414
Acquired in-place leases	16,771
Acquired above-market leases	1,556
Intangible lease liabilities	(2,640)
Total purchase price	$177,846
The Company recorded revenue for the three months ended March 31, 2015 of $2.0 million and a net loss for the three months ended March 31, 2015 of $3.9 million related to the 2015 Acquisitions.
The following information summarizes selected financial information of the Company as if all of the 2015 Acquisitions were completed on January 1, 2014 for each period presented below. The table below presents the Company’s estimated revenue and net income (loss), on a pro forma basis, for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Pro forma basis:
Revenue	$87,244	$58,552
Net income (loss)	$21,253	$(2,039)
The pro forma information for the three months ended March 31, 2015 was adjusted to exclude $5.4 million of acquisition-related expenses recorded during the three months ended March 31, 2015. Accordingly, these costs were instead recognized in the pro forma information for the three months ended March 31, 2014.
The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2014, nor does it purport to represent the results of future operations.
Development Project
During the year ended December 31, 2014, the Company acquired one land parcel, upon which a 1.6 million square foot industrial property was expected to be constructed. The land was acquired for an aggregate amount of $23.9 million. As of March 31, 2015, the Company had a total investment of $55.3 million and was committed to invest an additional estimated amount of $48.1 million related to the development project.
Property Concentrations
As of March 31, 2016, no single tenant accounted for greater than 10% of the Company’s 2016 gross annualized rental revenues. The Company had certain geographic and industry concentrations in its property holdings. In particular, as of March 31, 2016, 77 of the Company’s properties were located in California, which accounted for 11% of the Company’s 2016 gross annualized rental revenues. In addition, the Company had tenants in the discount store and pharmacy industries, which accounted for 15% and 11%, respectively, of the Company’s 2016 gross annualized rental revenues.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2016

Consolidated Joint Venture
As of March 31, 2016, the Company had an interest in a Consolidated Joint Venture that owns and manages nine medical office properties (the “Consolidated Joint Venture Properties”), with total assets of $54.9 million, which included $54.6 million of real estate assets, net of accumulated depreciation and amortization of $2.3 million, and total liabilities of $751,000. The Consolidated Joint Venture does not have any debt outstanding as of March 31, 2016. The Company has the ability to control operating and financial policies of the Consolidated Joint Venture. There are restrictions on the use of these assets as the Company would generally be required to obtain the partner's (the “Partner”) approval in accordance with the joint venture agreement for any major transactions. The Company and the Partner are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.
Unconsolidated Joint Venture
As of March 31, 2016, the Company had an interest of approximately 90% in the Unconsolidated Joint Venture, which owned a multi-tenant property, comprising 176,000 rentable square feet of commercial space. The Company’s ownership interest reflects its legal ownership interest, which may, at times, not equal the Company’s economic interest in the Unconsolidated Joint Venture because of various provisions in the joint venture agreement regarding distributions of cash flow based on capital account balances, allocations of profits and losses and payments of preferred returns. As a result, the Company’s actual economic interest (as distinct from its legal ownership interest) in the Unconsolidated Joint Venture could fluctuate from time to time and may not wholly align with its legal ownership interest. As of March 31, 2016, the Company’s maximum exposure to risk was $17.9 million, the carrying value of our investment, which is presented within the investment in unconsolidated joint venture line item within the condensed consolidated unaudited balance sheet. The Unconsolidated Joint Venture did not have any debt outstanding as of March 31, 2016. The Company and the Unconsolidated Joint Venture partner are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.
NOTE 5 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. During the three months ended March 31, 2016, the Company entered into one interest rate swap agreement. As of March 31, 2016, the Company had nine interest rate swap agreements. The following table summarizes the terms of the Company’s executed interest rate swap agreements designated as hedging instruments as of March 31, 2016 and December 31, 2015 (in thousands):

		Outstanding Notional				Fair Value of Assets and (Liabilities)
	Balance Sheet	Amount as of	Interest	Effective	Maturity	March 31,	December 31,
	Location	March 31, 2016	Rates (1)	Dates	Dates	2016	2015
Interest Rate Swaps	Prepaid expenses and other assets	$—	—	—	—	$—	$519
Interest Rate Swaps	Deferred rental income, derivative liabilities and other liabilities	$958,003	2.78% to 4.75%	6/24/2013 to 03/14/2016	6/24/2018 to 04/05/2021	$(15,502)	$(5,878)

(1)	The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of March 31, 2016.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the effective portion of the derivative instruments that are designated as hedges is recorded in other comprehensive loss, with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the three months ended March 31, 2016 and 2015, the amounts reclassified were $2.3 million and $1.3 million, respectively.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2016

Any ineffective portion of the change in fair value of the derivative instruments is recorded in interest expense. There were no portions of the change in the fair value of the interest rate swaps that were considered ineffective during the three months ended March 31, 2016 or 2015. During the next 12 months, the Company estimates that an additional $7.9 million will be reclassified from other comprehensive loss as an increase to interest expense.
The Company has agreements with each of its derivative counterparties that contain provisions whereby if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value, inclusive of interest payments, of $16.3 million at March 31, 2016. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. There were no termination events or events of default related to the interest rate swaps as of March 31, 2016.
NOTE 6 — NOTES PAYABLE AND CREDIT FACILITY
As of March 31, 2016, the Company had $2.1 billion of debt outstanding, including net deferred financing costs, with a weighted average years to maturity of 3.9 years and weighted average interest rate of 3.3%. The following table summarizes the debt balances as of March 31, 2016 and December 31, 2015, and the debt activity for the three months ended March 31, 2016 (in thousands):

		During the Three Months Ended March 31, 2016
	Balance as of December 31, 2015	Debt Issuances & Assumptions (1)	Repayments	Accretion and (Amortization)	Balance as of March 31, 2016
Fixed rate debt	$896,628	$67,500	$(106)	$—	$964,022
Variable rate debt	53,500	—	—	—	53,500
Credit facility	1,127,666	69,000	(85,000)	—	1,111,666
Total debt	2,077,794	136,500	(85,106)	—	2,129,188
Net premiums (2)	590	—	—	(21)	569
Deferred costs (3)	(11,821)	(1,069)	—	767	(12,123)
Total debt, net	$2,066,563	$135,431	$(85,106)	$746	$2,117,634

____________________________________

(1)	Includes deferred financing costs incurred during the period.

(2)
Net premiums on mortgage notes payable were recorded upon the assumption of the respective debt instruments. Amortization of these net premiums is recorded as a reduction to interest expense over the remaining term of the respective debt instruments using the effective-interest method.

(3)	Deferred costs relate to mortgage notes payable and the term portion of the credit facility.
As of March 31, 2016, the fixed rate debt outstanding of $964.0 million included $146.3 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rates per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 3.4% to 5.0% per annum. The debt outstanding matures on various dates from June 2018 through October 2025. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $1.7 billion as of March 31, 2016. Each of the mortgage notes payable, comprising the fixed rate debt, is secured by the respective properties on which the debt was placed. As of March 31, 2016, the variable rate debt outstanding of $53.5 million had a weighted average interest rate of 3.1%. The variable rate debt outstanding matures on various dates from February 2018 to February 2020. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the variable rate debt outstanding was $106.8 million as of March 31, 2016.
The Company has an amended and restated unsecured credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A. as administrative agent (“JPMorgan Chase”), that provides for borrowings of up to $1.28 billion, which includes a $636.7 million unsecured term loan (the “Term Loan”) and up to $643.3 million in unsecured revolving loans (the “Revolving Loans”). The Credit Facility may be increased up to a maximum of $1.6 billion. The Term Loan matures on August 15, 2018 and the

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2016

Revolving Loans mature on August 15, 2017; however, the Company may elect to extend the maturity date for the Revolving Loans to August 15, 2018 subject to satisfying certain conditions set forth in the amended and restated unsecured credit agreement among the Company and JPMorgan Chase, as administrative agent (as amended, the “Amended and Restated Credit Agreement”).
Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month London Interbank Offered Rate (“LIBOR”) multiplied by the statutory reserve rate (the “Eurodollar Rate”) plus an interest rate spread ranging from 1.65% to 2.50% or (ii) a base rate, ranging from 0.65% to 1.50%, plus the greater of: (a) JPMorgan Chase’s Prime Rate; (b) the Federal Funds Effective Rate (as defined in the Amended and Restated Credit Agreement) plus 0.50%; or (c) the one-month LIBOR multiplied by the statutory reserve rate plus 1.00%. As of March 31, 2016, the Revolving Loans outstanding totaled $475.0 million, $250.0 million of which is subject to an interest rate swap agreement (the “Swapped Revolver”). The swap agreement has the effect of fixing the Eurodollar Rate beginning on December 31, 2015 through the maturity date of the Revolving Loans. The all-in rate for the Swapped Revolver was 3.0% as of March 31, 2016. As of March 31, 2016, the Term Loan outstanding totaled $636.7 million, $561.7 million of which is subject to interest rate swap agreements (the “Swapped Term Loan”). The swap agreements had the effect of fixing the Eurodollar Rate per annum through the maturity date of the Swapped Term Loan. As of March 31, 2016, the weighted average all-in rate for the Swapped Term Loan was 3.1%. As of March 31, 2016, the Company had $1.1 billion outstanding under the Credit Facility at a weighted average interest rate of 2.8% and $168.3 million in unused capacity, subject to borrowing availability.
The Amended and Restated Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Amended and Restated Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to the sum of (i) $425.0 million plus (ii) 75% of the issuance of equity from the date of the Amended and Restated Credit Agreement, a leverage ratio less than or equal to 60%, a fixed charge coverage ratio equal to or greater than 1.50, an unsecured debt to unencumbered asset value ratio equal to or less than 50%, an unsecured debt service coverage ratio equal to or greater than 1.75 and a secured debt ratio equal to or less than 30%. The Company believes it was in compliance with the covenants under the Amended and Restated Credit Agreement as of March 31, 2016.
NOTE 7 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the three months ended March 31, 2016 and 2015 are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$16,511	$16,300
Escrow deposits due to affiliate on real estate investments	$—	$266
Accrued capital expenditures	$—	$8,267
Common stock issued through distribution reinvestment plan	$27,604	$27,647
Change in fair value of interest rate swaps	$(10,143)	$(2,675)
Supplemental Cash Flow Disclosures:
Interest paid	$17,631	$11,483
NOTE 8 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation and claims. The Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or of which the Company’s properties are the subject.
Purchase Commitments
As of March 31, 2016, the Company had entered into purchase agreements with unaffiliated third-party sellers to acquire a 100% interest in two retail properties, subject to meeting certain criteria, for an aggregate purchase price of $3.3 million,

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2016

exclusive of closing costs. As of March 31, 2016, the Company had $125,000 of property escrow deposits held by escrow agents in connection with these future property acquisitions. These deposits are included in the accompanying condensed consolidated unaudited balance sheets in prepaid expenses and other assets and could be forfeited under certain circumstances. As of March 31, 2016, none of these escrow deposits have been forfeited.
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
NOTE 9 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred commissions, fees and expenses payable to CR IV Advisors and certain of its affiliates in connection with the acquisition, management and disposition of its assets.
Acquisitions and Operations
The Company pays CR IV Advisors or its affiliates acquisition fees of up to 2.0% of: (1) the contract purchase price of each property or asset the Company acquires; (2) the amount paid in respect of the development, construction or improvement of each asset the Company acquires; (3) the purchase price of any loan the Company acquires; and (4) the principal amount of any loan the Company originates. In addition, the Company reimburses CR IV Advisors or its affiliates for acquisition-related expenses incurred in the process of acquiring properties, so long as the total acquisition fees and expenses relating to the transaction do not exceed 6.0% of the contract purchase price.
The Company pays CR IV Advisors a monthly advisory fee based upon the Company’s monthly average invested assets, which is equal to the following amounts: (1) an annualized rate of 0.75% paid on the Company’s average invested assets that are between $0 to $2.0 billion; (2) an annualized rate of 0.70% paid on the Company’s average invested assets that are between $2.0 billion and $4.0 billion; and (3) an annualized rate of 0.65% paid on the Company’s average invested assets that are over $4.0 billion.
The Company reimburses CR IV Advisors or its affiliates for certain expenses CR IV Advisors or its affiliates paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse CR IV Advisors or its affiliates for any amount by which the operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceed the greater of: (1) 2.0% of average invested assets, or (2) 25.0% of net income, other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse CR IV Advisors or its affiliates for personnel costs in connection with the services for which CR IV Advisors receives acquisition fees.
The Company recorded fees and expense reimbursements as shown in the table below for services provided by CR IV Advisors or its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended March 31,
	2016	2015
Acquisition and Operations:
Acquisition fees and expenses	$1,303	$3,764
Advisory fees and expenses	$10,188	$8,132
Operating expenses	$993	$941
Of the amounts shown above, $6.4 million and $5.0 million had been incurred, but not yet paid, for services provided by CR IV Advisors or its affiliates in connection with the acquisitions and operations activities during the three months ended March 31, 2016 and 2015, respectively, and such amounts were recorded as liabilities of the Company as of such dates.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2016

Liquidation/Listing
If CR IV Advisors or its affiliates provide a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more properties (or the Company’s entire portfolio), the Company will pay CR IV Advisors or its affiliates a disposition fee in an amount equal to up to one-half of the real estate or brokerage commission paid by the Company to a third party on the sale of a property, not to exceed 1.0% of the contract price of the properties sold; provided, however, in no event may the disposition fee paid to CR IV Advisors or its affiliates, when added to the real estate commissions paid to unaffiliated third parties, exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price.
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
During each of the three months ended March 31, 2016 and 2015, no commissions or fees were incurred for any such services provided by CR IV Advisors or its affiliates related to the liquidation/listing stage.
Due to/from Affiliates
As of March 31, 2016, $6.4 million had been incurred primarily for advisory, operating and acquisition-related expenses by CR IV Advisors or its affiliates, but had not yet been reimbursed by the Company. As of December 31, 2015, $5.6 million had been incurred primarily for advisory and operating expenses and prepaid insurance by CR IV Advisors or its affiliates, but had not yet been reimbursed by the Company. These amounts were included in due to affiliates in the condensed consolidated unaudited balance sheets as of such periods.
As of December 31, 2015, $47,000 was due from CR IV Advisors or its affiliates related to amounts received by affiliates of the advisor which were due to the Company.
NOTE 10 — ECONOMIC DEPENDENCY
Under various agreements, the Company has engaged or will engage CR IV Advisors or its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company’s common stock available for issuance, as well as other administrative responsibilities for the Company including accounting services and investor relations. As a result of these relationships, the Company is dependent upon CR IV Advisors or its affiliates. In the event that these companies are unable to provide the Company with these services, the Company would be required to find alternative providers of these services.
NOTE 11 — SUBSEQUENT EVENTS
Issuance of Shares of Common Stock in the DRIP Offering
The Company continues to issue shares of common stock in the DRIP Offering. As of May 10, 2016, the Company had issued approximately 25.3 million shares pursuant to the DRIP Offering, resulting in gross proceeds to the Company of $241.7 million.
Redemption of Shares of Common Stock
Subsequent to March 31, 2016 and through May 10, 2016, the Company redeemed approximately 3.0 million shares for $28.6 million (at an average price per share of $9.58).
Credit Facility and Notes Payable
As of May 10, 2016, the Company had $1.1 billion outstanding under the Credit Facility and $156.3 million in unused capacity, subject to borrowing availability.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015. The terms “we,” “us,” “our” and the “Company” refer to Cole Credit Property Trust IV, Inc. and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our condensed consolidated unaudited financial statements and the notes thereto.
Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q of Cole Credit Property Trust IV, Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (the “SEC”). Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in Item 1A. Risk Factors of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2015.
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
We ceased issuing shares in our Offering on April 4, 2014, but will continue to issue shares of common stock under the DRIP Offering until such time as our shares are listed on a national securities exchange or the DRIP Offering is otherwise terminated by our board of directors. We expect that property acquisitions in 2016 and future periods will be funded by proceeds from financing of the acquired properties, proceeds from our DRIP Offering, cash flows from operations and the strategic sale of properties and other investments.
On September 27, 2015, we announced that the board of directors established an estimated value of our common stock, as of August 31, 2015, of $9.70 per share for purposes of assisting broker-dealers that participated in the Offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340. Going forward, we intend to publish an updated estimated value per share on at least an annual basis.
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our property indebtedness and acquisition and operating expenses. Rental and other property income accounted for 87% of our total revenue for both the three months ended March 31, 2016 and 2015. As 98.5% of our rentable square feet was under lease as of March 31, 2016 with a weighted average remaining lease term of 10.7 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. CR IV Advisors regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If CR IV Advisors identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property or identifying a possible replacement tenant should the current tenant fail to perform on the lease. In addition, as of March 31, 2016, the net debt leverage ratio of our consolidated real estate assets, which is the ratio of debt, less cash and cash equivalents, to total gross real estate and related assets net of gross intangible lease liabilities, was 44.5%.
Portfolio Information
As of March 31, 2016, we owned 878 properties located in 45 states, the gross rentable space of which was 98.5% leased with a weighted average lease term remaining of 10.7 years. The following table shows the property statistics of our real estate assets as of March 31, 2016 and 2015:

	March 31,
	2016	2015
Number of commercial properties (1)	878	814
Approximate rentable square feet (1) (2)	25.6 million	21.0 million
Percentage of rentable square feet leased	98.5%	98.6%

(1) Excludes a property owned through the Unconsolidated Joint Venture.
(2) Includes square feet of the buildings on land parcels subject to ground leases.

The following table summarizes our real estate investment activity during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016		2015
Commercial properties acquired	7		55
Approximate purchase price of acquired properties	$56.8	million	$177.8	million
Approximate rentable square feet (1)	338,000		793,000

(1) Includes square feet of the buildings on land parcels subject to ground leases.
As shown in the tables above, we owned 878 commercial properties as of March 31, 2016, excluding a property owned through the Unconsolidated Joint Venture, compared to 814 commercial properties as of March 31, 2015. Accordingly, our results of operations for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, reflect significant increases in most categories.
Same Store Properties
We review our stabilized operating results, measured by contract rental revenue, from properties that we owned for the entirety of both the current and prior year reporting periods, referred to as “same store” properties. Contract rental revenue is a supplemental non-GAAP financial measure of real estate companies’ operating performance. Contract rental revenue is considered by management to be a helpful supplemental performance measure, as it provides a consistent method for the comparison of the Company’s properties. In determining the same store property pool, we include all properties that were owned for the entirety of both the current and prior reporting periods, except for properties during the current or prior year that were under development or redevelopment. “Non-same store,” as reflected in the table below, includes properties acquired on or after January 1, 2015.
As shown in the table below, contract rental revenue on the 758 same store properties for the three months ended March 31, 2016 increased approximately $307,000 to $71.0 million, compared to $70.7 million for the three months ended March 31, 2015. The same store properties were 98.3% occupied as of March 31, 2016 and 98.6% occupied as of March 31, 2015. The following table shows the contract rental revenue from properties owned for both of the entire three months ended March 31, 2016 and 2015, along with a reconciliation to rental income, calculated in accordance with GAAP (dollar amounts in thousands):

	Number of Properties	Three Months Ended March 31,		Increase (Decrease)
Contract rental revenue		2016	2015	$ Change	% Change
“Same store” properties	758	$71,042	$70,735	$307	0.4%
“Non-same store” properties	120	13,298	1,574	11,724	744.9%
Total contract rental revenue	878	84,340	72,309	12,031	16.6%

Straight-line rental income		3,078	2,952	126	4.3%
Amortization(1)		243	(478)	721	150.8%
Rental income - as reported		$87,661	$74,783	$12,878	17.2%
 ____________________________________
(1) Includes amortization of above- and below-market lease intangibles and deferred lease incentives.

Results of Operations
The following table provides summary information about our results of operations for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,		2016 vs. 2015 Increase (Decrease)
	2016	2015
Total revenues	$100,547	$85,963	$14,584
General and administrative expenses	$3,102	$2,845	$257
Property operating expenses	$6,088	$5,274	$814
Real estate tax expenses	$8,631	$7,820	$811
Advisory fees and expenses	$10,188	$8,132	$2,056
Acquisition-related expenses	$372	$5,385	$(5,013)
Depreciation and amortization	$33,491	$28,112	$5,379
Operating income	$38,675	$28,395	$10,280
Interest expense and other, net	$18,621	$12,397	$6,224
Net income attributable to the Company	$20,020	$16,015	$4,005
Revenue
Our revenue consists primarily of rental and other property income from net leased commercial properties. We also pay certain operating expenses subject to reimbursement by our tenants, which results in tenant reimbursement income.
2016 vs 2015 — Revenue increased $14.5 million to $100.5 million for the three months ended March 31, 2016, compared to $86.0 million for the three months ended March 31, 2015. Rental income from net leased commercial properties accounted for 87% of total revenue for each of the three months ended March 31, 2016 and 2015. We also paid certain operating expenses subject to reimbursement by our tenants, which resulted in $12.9 million of tenant reimbursement income during the three months ended March 31, 2016, compared to $11.2 million during the three months ended March 31, 2015. The increase in revenue was primarily due to the acquisition of 63 rental income-producing properties subsequent to March 31, 2015 and owning 871 properties for the entire three months ended March 31, 2016.
General and Administrative Expenses
The primary general and administrative operating expense items are reimbursements to our advisor, accounting fees, escrow and trustee fees and state franchise and income taxes.
2016 vs 2015 — General and administrative expenses increased $257,000 to $3.1 million for the three months ended March 31, 2016, compared to $2.8 million for the three months ended March 31, 2015. The increase was primarily due to increases in state franchise and income taxes during the three months ended March 31, 2016, primarily as a result of the acquisition of 63 rental income-producing properties subsequent to March 31, 2015 and owning 871 properties for the entire three months ended March 31, 2016.
Property Operating Expenses
Property operating expenses such as property repairs, maintenance and property-related insurance include both reimbursable and non-reimbursable property expenses. We are reimbursed by the tenant for reimbursable property operating expenses in accordance with the respective lease agreements.
2016 vs 2015 — Property operating expenses increased $814,000 to $6.1 million for the three months ended March 31, 2016, compared to $5.3 million for the three months ended March 31, 2015. The increase was primarily due to the acquisition of 63 rental income-producing properties subsequent to March 31, 2015 and owning 871 properties for the entire three months ended March 31, 2016.
Real Estate Tax Expenses
2016 vs 2015 — Real estate tax expenses increased $811,000 to $8.6 million for the three months ended March 31, 2016, compared to $7.8 million for the three months ended March 31, 2015. The increase was primarily due to the acquisition of 63 rental income-producing properties subsequent to March 31, 2015, as well as recognizing a full period of real estate tax expense on 871 properties owned for the entire three months ended March 31, 2016.
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
2016 vs 2015 — Advisory fees and expenses increased $2.1 million to $10.2 million for the three months ended March 31, 2016, compared to $8.1 million for the three months ended March 31, 2015. The increase was due to an increase in our average invested assets to $5.2 billion during the three months ended March 31, 2016, compared to $4.1 billion during the three months ended March 31, 2015.
Acquisition-Related Expenses
Acquisition-related expenses include costs incurred for deals that were not consummated and the change in fair value of contingent consideration arrangements.
2016 vs 2015 — Acquisition-related expenses decreased $5.0 million to $372,000 for the three months ended March 31, 2016, compared to $5.4 million for the three months ended March 31, 2015. The decrease was primarily due to the acquisition of seven commercial properties for an aggregate purchase price of $56.8 million during the three months ended March 31, 2016, compared to the purchase of 55 commercial properties for an aggregate purchase price of $177.8 million during the three months ended March 31, 2015.
Depreciation and Amortization
2016 vs 2015 — Depreciation and amortization expenses increased $5.4 million to $33.5 million for the three months ended March 31, 2016, compared to $28.1 million for the three months ended March 31, 2015. The increase was primarily due to the acquisition of 63 rental income-producing properties subsequent to March 31, 2015 and owning 871 properties for the entire three months ended March 31, 2016.
Interest Expense and Other, Net
Interest expense and other, net includes amortization of deferred financing costs and equity in income related to the Unconsolidated Joint Venture.
2016 vs 2015 — Interest expense and other, net increased $6.2 million to $18.6 million for the three months ended March 31, 2016, compared to $12.4 million for the three months ended March 31, 2015. The increase was primarily due to an increase in the average aggregate amount of debt outstanding to $2.1 billion during the three months ended March 31, 2016 from $1.5 billion during the three months ended March 31, 2015.
Distributions
Our board of directors authorized a daily distribution, based on 366 days in the calendar year, of $0.001706776 per share (which equates to approximately 6.44% on an annualized basis calculated at the current rate, assuming an estimated value per share of $9.70) for stockholders of record as of the close of business on each day of the period commencing on January 1, 2016 and ending on September 30, 2016. As of March 31, 2016, we had distributions payable of $16.5 million.
During the three months ended March 31, 2016 and 2015, we paid distributions of $48.5 million and $47.1 million, respectively, including $27.6 million and $27.6 million, respectively, through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the three months ended March 31, 2016 was $52.4 million and reflected a reduction for real estate acquisition-related expenses incurred of $372,000 in accordance with GAAP. For the three months ended March 31, 2015, net cash provided by operating activities was $40.7 million and reflected a reduction for real estate acquisition-related expenses incurred of $5.4 million, in accordance with GAAP. Our distributions paid during the three months ended March 31, 2016 were fully funded by net cash provided by operating activities. We treat our real estate acquisition-related expenses as covered by proceeds from the Offerings, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock for the three months ended March 31, 2015 are considered a source of our distributions to the extent that real estate acquisition-related expenses have reduced net cash flows provided by operating activities. The distributions paid during the three months ended March 31, 2015 were funded by net cash provided by operating activities of $40.7 million, or 86%, and proceeds from the issuance of notes payable of $6.4 million, or 14%.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares of common stock back to us after they have held them for at least one year, subject to conditions and limitations. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP, net of shares redeemed to date. In addition, generally we will limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. We received redemption requests of $1.0 million in excess of the net proceeds we received from issuance of shares under the DRIP during the three months ended March 31, 2016. Management, in its discretion, elected to pay the full amount of redemptions for the three months ended March 31, 2016. During the three months ended March 31, 2016, we received valid redemption requests under our share redemption program totaling approximately 3.0 million shares, all of which were redeemed in full subsequent to March 31, 2016 for approximately $28.6 million at an average redemption price of $9.58 per share. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program. The share redemptions were funded with proceeds from the DRIP Offering and net cash provided by operating activities.
Liquidity and Capital Resources
General
Our principal demands for funds will be for real estate and real estate-related investments and for the payment of operating expenses and distributions, for the payment of principal and interest on any outstanding indebtedness and to satisfy redemption requests. Generally, cash needs for items other than acquisitions and acquisition-related expenses will be generated from operations of our current and future investments. We expect to utilize funds from the DRIP Offering and future proceeds from secured or unsecured financing to complete future property acquisitions. As the Offering has closed, we expect to meet cash needs for acquisitions from proceeds raised pursuant to the DRIP Offering, cash flow from operations and from debt financings. The sources of our operating cash flows will primarily be provided by the rental income received from current and future leased properties.
We have an amended and restated unsecured credit facility with JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Facility”), that provides for borrowings of up to $1.28 billion, which includes a $636.7 million unsecured term loan (the “Term Loan”) and up to $643.3 million in unsecured revolving loans (the “Revolving Loans”). The Credit Facility may be increased up to a maximum of $1.6 billion, subject to meeting certain requirements. As of March 31, 2016, we had $168.3 million in unused capacity under the Credit Facility, subject to borrowing availability. As of March 31, 2016, we also had cash and cash equivalents of $26.1 million.
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related investments and the payment of acquisition-related expenses, operating expenses, distributions, redemptions and interest and principal on current and any future debt financings. We expect to meet our short-term liquidity requirements through net cash provided by operations and proceeds from the Offerings, as well as secured or unsecured borrowings from banks and other lenders to finance our future acquisitions. Operating cash flows are expected to increase as additional properties are added to our portfolio. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.
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
As of March 31, 2016, we had issued approximately 320.7 million shares of our common stock in the Offerings, resulting in gross proceeds of $3.2 billion before organization and offering costs, selling commissions and dealer manager fees of $306.0 million.
Contractual Obligations
As of March 31, 2016, we had $2.1 billion of debt outstanding with a weighted average interest rate of 3.3%. See Note 6 — Notes Payable and Credit Facility to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.
Our contractual obligations as of March 31, 2016 were as follows (in thousands):

	Payments due by period (1) (2)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments — fixed rate debt (3)	$964,022	$434	$24,673	$313,931	$624,984
Interest payments — fixed rate debt	242,414	38,719	76,641	65,922	61,132
Principal payments — variable rate debt	53,500	—	33,000	20,500	—
Interest payments — variable rate debt (4)	4,425	1,659	2,190	576	—
Principal payments — credit facility	1,111,666	—	1,111,666	—	—
Interest payments — credit facility (5)	61,828	31,212	30,616	—	—
Total	$2,437,855	$72,024	$1,278,786	$400,929	$686,116

(1)	The table does not include amounts due to CR IV Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
As of March 31, 2016, we had $146.3 million of variable rate debt effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.

(3)
Principal payment amounts reflect actual payments based on the face amount of notes payable secured by our wholly-owned properties. As of March 31, 2016, the fair value adjustment, net of amortization, of mortgage notes assumed was $569,000.

(4)
As of March 31, 2016, we had variable rate debt outstanding of $53.5 million with a weighted average interest rate of 3.10%. We used the weighted average interest rate to calculate the debt payment obligations in future periods.

(5)
As of March 31, 2016, the Term Loan outstanding totaled $636.7 million, $561.7 million of which is subject to interest rate swap agreements. As of March 31, 2016 the weighted average all-in interest rate for the Swapped Term Loan was 3.1%. As of March 31, 2016, the Revolving Loans outstanding totaled $475.0 million, $250.0 million of which is subject to an interest rate swap agreement (the “Swapped Revolver”). The Swapped Revolver had an all-in interest rate of 3.0% as of March 31, 2016. The remaining $300.0 million outstanding under the Credit Facility had a weighted average interest rate of 2.1% as of March 31, 2016.

We expect to incur additional borrowings in the future to acquire additional properties and make other real estate-related investments. There is no limitation on the amount we may borrow against any single improved property. Our future borrowings will not exceed 300% of our net assets as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association REIT Guidelines; however, we may exceed that limit if approved by a majority of our independent directors. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. Our advisor has set a target leverage ratio of 40% to 50% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets. As of March 31, 2016, our ratio of debt to total gross real estate assets net of gross intangible lease liabilities was 45.1%.
As of March 31, 2016, we had entered into purchase agreements with unaffiliated third-party sellers to acquire a 100% interest in two retail properties, subject to meeting certain criteria, for an aggregate purchase price of $3.3 million, exclusive of closing costs. As of March 31, 2016, we had $125,000 of property escrow deposits held by escrow agents in connection with these future property acquisitions. These deposits are included in the accompanying condensed consolidated unaudited balance sheets in prepaid expenses and other assets and could be forfeited under certain circumstances. As of May 10, 2016, none of these escrow deposits had been forfeited.
Cash Flow Analysis
Operating Activities. During the three months ended March 31, 2016, net cash provided by operating activities increased $11.7 million to $52.4 million, compared to $40.7 million of net cash provided by operating activities for the three months ended March 31, 2015. The change was primarily due to an increase in depreciation and amortization expenses of $5.1 million, an increase in net income of $4.1 million, and a net increase in working capital accounts of $4.4 million, partially offset by an increase in straight-line rental income of $126,000 and a contingent consideration fair value adjustment of $1.4 million. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities decreased $141.5 million to $54.7 million for the three months ended March 31, 2016, compared to $196.2 million for the three months ended March 31, 2015. The decrease was primarily due to the acquisition of seven commercial properties for an aggregate purchase price of $56.8 million during the three months ended March 31, 2016, compared to the acquisition of 55 commercial properties for an aggregate purchase price of $177.8 million during the three months ended March 31, 2015, in addition to $17.5 million invested in a development project during the three months ended March 31, 2015.
Financing Activities. Net cash provided by financing activities decreased $131.2 million to $2.1 million for the three months ended March 31, 2016, compared to $133.3 million for the three months ended March 31, 2015. The change was primarily due to a decrease in net borrowings on borrowing facilities and notes payable of $111.8 million and an increase in redemptions and cancellations of common stock of $19.5 million.
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
Critical Accounting Policies and Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We believe the following critical accounting policies govern the significant judgments and estimates used in the preparation of our financial statements, which should be read in conjunction with the more complete discussion of our accounting policies and procedures included in Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015. We consider our critical accounting policies to be the following:

•	Recoverability of Real Estate Assets;

•	Investment in Unconsolidated Joint Venture;

•	Allocation of Purchase Price of Real Estate Assets; and

•	Derivative Instruments and Hedging Activities.
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2015. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the period ended December 31, 2015 and related notes thereto.
Related-Party Transactions and Agreements
We have entered into agreements with CR IV Advisors or its affiliates whereby we agree to pay certain fees to, or reimburse certain expenses of, CR IV Advisors or its affiliates such as acquisition and advisory fees and expenses, organization and offering costs, selling commissions, dealer manager fees and expenses, leasing fees and reimbursement of certain operating costs. See Note 9 — Related-Party Transactions and Arrangements to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.
Conflicts of Interest
Affiliates of CR IV Advisors act as an advisor to, and our chief financial officer acts as an executive officer of, Cole Credit Property Trust V, Inc., Cole Office & Industrial REIT (CCIT II), Inc. and Cole Real Estate Income Strategy (Daily NAV), Inc., all of which are REITs distributed and managed by affiliates of CR IV Advisors. As such, there are conflicts of interest where CR IV Advisors or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for VEREIT or another real estate program sponsored by Cole Capital, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management among others. The compensation arrangements between affiliates of CR IV Advisors and VEREIT and these other real estate programs sponsored by Cole Capital could influence the advice to us. See Part I, Item 1. Business — Conflicts of Interest in our Annual Report on Form 10-K for the year ended December 31, 2015.
Off-Balance Sheet Arrangements
As of March 31, 2016 and December 31, 2015, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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
As of March 31, 2016, we had variable rate debt of $353.5 million, excluding any debt subject to interest rate swap agreements, and therefore, we are exposed to interest rate changes in LIBOR. As of March 31, 2016, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $1.8 million per year.
As of March 31, 2016, we had nine interest rate swap agreements outstanding, which mature on various dates from June 2018 through April 2021, with an aggregate notional amount of $958.0 million and an aggregate fair value of the net derivative liability of $15.5 million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of March 31, 2016, an increase of 50 basis points in interest rates would result in a change of $12.2 million to the net fair value of the derivative liability, resulting in a derivative liability of $3.3 million. A decrease of 50 basis points in interest rates would result in a $12.3 million change to the net fair value of the derivative liability, resulting in a derivative liability of $27.8 million.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2016 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2016, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or to which our properties are the subject.

Item 1A.	Risk Factors
Except as set forth below, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
During the three months ended March 31, 2016, we paid distributions of $48.5 million, including $27.6 million through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the three months ended March 31, 2016 was $52.4 million, and reflected a reduction for real estate acquisition-related expenses incurred of $372,000. Our distributions for the three months ended March 31, 2016 were fully funded by net cash provided by operating activities.
During the year ended December 31, 2015, we paid distributions of $192.9 million, including $112.2 million through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the year ended December 31, 2015 was $182.9 million and reflected a reduction for real estate acquisition-related expenses incurred of $15.5 million. We treat our real estate acquisition-related expenses as funded by proceeds from the Offerings, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock for the year ended December 31, 2015 are considered a source of our distributions to the extent that real estate acquisition-related expenses have reduced net cash flows provided by operating activities. As such our 2015 distributions were covered by net cash provided by operating activities of $182.9 million, or 95%, and proceeds from the issuance of notes payable of $10.0 million, or 5%.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
We registered 26.0 million shares of common stock under the DRIP pursuant to a registration statement filed on Form S-3, which was filed with the SEC on December 19, 2013 and automatically became effective with the SEC upon filing. We have issued, and expect that we will continue to issue, shares of common stock in the DRIP Offering. As of May 10, 2016, we have issued approximately 25.3 million shares in the DRIP Offering for gross offering proceeds of $241.7 million.
As of March 31, 2016, we had issued approximately 320.7 million shares of our common stock in the Offerings for gross proceeds of $3.2 billion, out of which we paid $256.5 million in selling commissions and dealer manager fees and $49.5 million in organization and offering costs to CR IV Advisors or its affiliates. With the net offering proceeds and indebtedness, we have acquired $4.7 billion in real estate and related assets. We did not make any sales of unregistered securities during the three months ended March 31, 2016.
Our share redemption program permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to significant conditions and limitations. Our board of directors reserves the right in its sole discretion at any time, and from time to time, to waive the one-year holding period in the event of death, bankruptcy or other exigent circumstances or terminate, suspend or amend the share redemption program. Under our share redemption program, we will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP, net of shares redeemed to date. In addition, generally we will limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. As a result of the Board’s determination of an estimated value of the Company’s shares of common stock, the estimated per share value of $9.70, as of August 31, 2015, shall serve as the most recent estimated value for purposes of the share redemption program, effective October 1, 2015, until such time as the Board determines a new estimated share value.

During the three months ended March 31, 2016, we redeemed shares, including those redeemable due to death, as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 - January 31, 2016	—	$—	—	(1)
February 1, 2016 - February 29, 2016	2,867,878	$9.57	2,867,878	(1)
March 1, 2016 - March 31, 2016	3,990	$9.70	3,990	(1)
Total	2,871,868		2,871,868	(1)

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.

Item 3.	Defaults Upon Senior Securities
No events occurred during the three months ended March 31, 2016 that would require a response to this item.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
On May 1, 2016, Simon J. Misselbrook, the Company’s chief financial officer and treasurer and chief financial officer and treasurer of CR IV Advisors, notified the Company of his resignation, effective May 30, 2016, to pursue another professional opportunity.
On May 12, 2016, the Board appointed Michael J. Bartolotta to serve as its interim chief financial officer and treasurer commencing on May 30, 2016, assuming a successor has not been named at that time, to serve until such time as a successor is named. Mr. Bartolotta, age 59, has served as the executive vice president and chief financial officer of VEREIT since October 2015, and will continue to serve in that role. Mr. Bartolotta also has been appointed to serve as the interim chief financial officer and treasurer of Cole Office & Industrial REIT (CCIT II), Inc. and Cole Credit Property Trust V, Inc. commencing on May 30, 2016, assuming a successor has not been named at that time, to serve until such time as a successor is named. Mr. Bartolotta previously served as executive vice president and chief financial officer of Cushman & Wakefield Inc. (“Cushman”), a global leader in commercial real estate services, from February 2012 until September 2015. Mr. Bartolotta also served on Cushman’s board of directors and served as chairman of the audit committee from March 2007 until he assumed his position as executive vice president and chief financial officer of Cushman in February 2012. Before becoming Cushman’s chief financial officer, Mr. Bartolotta served as vice president and chief financial officer for EXOR, Inc., the U.S. arm of EXOR S.p.A., from 1991 to February 2012. Mr. Bartolotta has a Bachelor of Science degree in Accounting from New York University and is a Certified Public Accountant in New York.
Mr. Bartolotta did not enter into an employment agreement with us in connection with his appointment as the Company’s interim chief financial officer and treasurer, and the appointment of Mr. Bartolotta as the Company’s interim chief financial officer and treasurer was not made pursuant to any arrangement or understanding between Mr. Bartolotta and any other person. Mr. Bartolotta has not had any direct or indirect material interests in any transaction with the Company or to which the Company is a party or in any currently proposed transaction with the Company or to which the Company is a party. Mr. Bartolotta does have an employment agreement with VEREIT, dated as of October 5, 2015, relating to his position as executive vice president and chief financial officer of that company.

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
Date: May 12, 2016

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

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