Form 10-Q
period 2016-06-30
COLE CREDIT PROPERTY TRUST IV, INC.
filed 2016-08-15
CIK 1498547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
As of August 9, 2016, there were 309.1 million shares of common stock, par value $0.01, of Cole Credit Property Trust IV, Inc. outstanding.

COLE CREDIT PROPERTY TRUST IV, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
 (in thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
ASSETS
Investment in real estate assets:
Land	$1,134,917	$1,113,987
Buildings, fixtures and improvements	3,133,243	3,071,618
Intangible lease assets	542,791	533,477
Total real estate investments, at cost	4,810,951	4,719,082
Less: accumulated depreciation and amortization	(321,439)	(253,115)
Total real estate investments, net	4,489,512	4,465,967
Investment in unconsolidated joint venture	17,728	18,359
Total real estate investments and related assets, net	4,507,240	4,484,326
Cash and cash equivalents	31,287	26,316
Restricted cash	8,878	8,274
Rents and tenant receivables, net	53,427	54,782
Due from affiliates	—	47
Property escrow deposits, prepaid expenses and other assets	5,162	4,359
Deferred costs, net	2,749	4,095
Total assets	$4,608,743	$4,582,199
LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and credit facility, net	$2,161,699	$2,066,563
Accounts payable and accrued expenses	27,148	26,418
Due to affiliates	4,310	5,613
Intangible lease liabilities, net	51,853	53,822
Distributions payable	15,971	16,568
Derivative liabilities, deferred rental income and other liabilities	32,448	26,100
Total liabilities	2,293,429	2,195,084
Commitments and contingencies
Redeemable common stock and noncontrolling interest	189,440	190,561
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 490,000,000 shares authorized, 311,914,402 and 312,093,211 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	3,119	3,121
Capital in excess of par value	2,607,368	2,607,367
Accumulated distributions in excess of earnings	(466,555)	(408,575)
Accumulated other comprehensive loss	(18,058)	(5,359)
Total stockholders’ equity	2,125,874	2,196,554
Total liabilities and stockholders’ equity	$4,608,743	$4,582,199
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
 (in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Rental income	$88,310	$79,731	$175,971	$154,514
Tenant reimbursement income	12,287	10,797	25,173	21,977
Total revenues	100,597	90,528	201,144	176,491
Operating expenses:
General and administrative	3,387	3,323	6,489	6,168
Property operating	4,777	4,540	10,865	9,814
Real estate tax	8,696	7,727	17,327	15,547
Advisory fees and expenses	10,325	8,675	20,513	16,807
Acquisition-related	1,803	3,882	2,175	9,267
Depreciation and amortization	33,456	30,519	66,947	58,631
Total operating expenses	62,444	58,666	124,316	116,234
Operating income	38,153	31,862	76,828	60,257
Other income (expense):
Interest expense and other, net	(19,322)	(14,569)	(37,943)	(26,966)
Income before real estate dispositions	18,831	17,293	38,885	33,291
Gain on disposition of real estate, net	114	—	114	—
Net income	18,945	17,293	38,999	33,291
Net income allocated to noncontrolling interest	33	68	67	51
Net income attributable to the Company	$18,912	$17,225	$38,932	$33,240
Weighted average number of common shares outstanding:
Basic and diluted	311,976,632	308,556,981	312,030,273	307,462,333
Net income per common share:
Basic and diluted	$0.06	$0.06	$0.12	$0.11
Distributions declared per common share	$0.16	$0.16	$0.31	$0.31
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME
 (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$18,945	$17,293	$38,999	$33,291
Other comprehensive (loss) income:
Unrealized (loss) gain on interest rate swaps	(4,821)	274	(17,286)	(3,692)
Amount of loss reclassified from other comprehensive (loss) income into income as interest expense	2,265	1,284	4,587	2,575
Total other comprehensive (loss) income	(2,556)	1,558	(12,699)	(1,117)

Comprehensive income	16,389	18,851	26,300	32,174
Comprehensive income allocated to noncontrolling interest	33	68	67	51
Comprehensive income attributable to the Company	$16,356	$18,783	$26,233	$32,123
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
 (in thousands, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2016	312,093,211	$3,121	$2,607,367	$(408,575)	$(5,359)	$2,196,554
Issuance of common stock	5,680,475	57	55,043	—	—	55,100
Distributions to investors	—	—	—	(96,912)	—	(96,912)
Redemptions of common stock	(5,859,284)	(59)	(56,102)	—	—	(56,161)
Changes in redeemable common stock	—	—	1,060	—	—	1,060
Comprehensive income (loss)	—	—	—	38,932	(12,699)	26,233
Balance, June 30, 2016	311,914,402	$3,119	$2,607,368	$(466,555)	$(18,058)	$2,125,874
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
 (in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$38,999	$33,291
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	66,392	58,665
Amortization of deferred financing costs	2,740	2,060
Amortization of fair value adjustment of mortgage notes payable assumed	(42)	(148)
Straight-line rental income	(5,904)	(6,006)
Bad debt expense	—	63
Equity in income of unconsolidated joint venture	(383)	(437)
Return on investment from unconsolidated joint venture	383	664
Fair value adjustment to contingent consideration	(1,347)	(845)
Gain on disposition of real estate assets, net	(114)	—
Changes in assets and liabilities:
Rents and tenant receivables	2,352	(1,678)
Prepaid expenses and other assets	516	499
Accounts payable and accrued expenses	3,162	5,067
Deferred rental income and other liabilities	(4,485)	(2,249)
Due from affiliates	47	392
Due to affiliates	(1,303)	(4,085)
Net cash provided by operating activities	101,013	85,253
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(99,182)	(354,342)
Real estate developments	—	(40,658)
Return of investment in unconsolidated joint venture	631	200
Proceeds from disposition of properties	9,865	—
Payment of property escrow deposits	(3,665)	—
Refund of property escrow deposits	2,147	2,310
Change in restricted cash	(604)	(4,978)
Net cash used in investing activities	(90,808)	(397,468)
Cash flows from financing activities:
Redemptions of common stock	(56,161)	(14,519)
Distributions to investors	(42,409)	(39,657)
Proceeds from notes payable and credit facility	207,000	776,267
Repayments of credit facility and notes payable	(112,210)	(435,184)
Payment of loan deposits	(915)	(2,272)
Refund of loan deposits	595	1,802
Deferred financing costs paid	(1,006)	(5,225)
Contributions from noncontrolling interests	—	762
Distributions to noncontrolling interests	(128)	(112)
Net cash (used in) provided by financing activities	(5,234)	281,862
Net increase (decrease) in cash and cash equivalents	4,971	(30,353)
Cash and cash equivalents, beginning of period	26,316	55,287
Cash and cash equivalents, end of period	$31,287	$24,934
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
June 30, 2016
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Credit Property Trust IV, Inc. (the “Company”) is a Maryland corporation, incorporated on July 27, 2010, that elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning in its taxable year ended December 31, 2012. The Company is the sole general partner of, and owns, directly or indirectly, 100% of the partnership interests in Cole Operating Partnership IV, LP, a Delaware limited partnership. The Company is externally managed by Cole REIT Advisors IV, LLC (“CR IV Advisors”), a Delaware limited liability company and an affiliate of the Company’s sponsor, Cole Capital®, which is a trade name used to refer to a group of affiliated entities directly or indirectly controlled by VEREIT, Inc. (“VEREIT”), a widely-held public company whose shares of common stock are listed on the New York Stock Exchange (NYSE: VER). VEREIT indirectly owns and/or controls the Company’s external advisor, CR IV Advisors, the Company’s dealer manager for the Offering (as defined below), Cole Capital Corporation (“CCC”), the Company’s property manager, CREI Advisors, LLC (“CREI Advisors”), and the Company’s sponsor, Cole Capital.
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
The Company registered 26.0 million shares of common stock under the DRIP pursuant to a Registration Statement filed on Form S-3 (Registration No. 333-192958) (the “Initial DRIP Offering”), which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 19, 2013 and automatically became effective with the SEC upon filing. The Company ceased issuing shares under the Initial DRIP Offering effective as of June 30, 2016.
The Company registered an additional 61.9 million shares of common stock under the DRIP pursuant to a Registration Statement filed on Form S-3 (Registration No. 333-212832) (the “Secondary DRIP Offering,” and together with the Initial DRIP Offering, the “DRIP Offerings,” and the DRIP Offerings collectively with the Offering, the “Offerings”), which was filed with the SEC on August 2, 2016 and automatically became effective with the SEC upon filing. The Company began issuing shares under the Secondary DRIP Offering beginning on August 2, 2016.
On September 27, 2015, the Company announced that its board of directors (the “Board”) had established an estimated value of the Company’s common stock, as of August 31, 2015, of $9.70 per share for purposes of assisting broker-dealers that participated in the Offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340. Going forward, the Company intends to publish an updated estimated value per share on at least an annual basis.
Pursuant to the terms of the DRIP Offerings, as of August 31, 2015, distributions are reinvested in shares of the Company’s common stock at a price of $9.70 per share, the estimated value per share as determined by the Board.
As of June 30, 2016, the Company had issued approximately 323.6 million shares of its common stock in the Offerings, including 25.3 million shares issued in the Initial DRIP Offering, for gross offering proceeds of $3.2 billion before organization and offering costs, selling commissions and dealer manager fees of $306.0 million. As of June 30, 2016, the Company owned 877 properties, which includes nine medical office properties owned through a consolidated joint venture arrangement (the “Consolidated Joint Venture”), comprising 25.8 million rentable square feet of commercial space located in 45 states. As of June 30, 2016, the rentable space at these properties was 98.3% leased. In addition, through an unconsolidated joint venture, as

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2016

of June 30, 2016, the Company had an interest in one property comprising 176,000 rentable square feet of commercial space (the “Unconsolidated Joint Venture”).
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated unaudited financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”), in all material respects, and have been consistently applied in preparing the accompanying condensed consolidated unaudited financial statements.
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

During the six months ended June 30, 2016, the Company adopted the U.S. Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), which simplifies consolidation accounting by reducing the number of consolidation models and changing various aspects of current GAAP, including certain consolidation criteria for a VIE. For legal entities being evaluated for consolidation, the Company must first determine whether the interests that it holds and fees it receives qualify as variable interests in the entity. A variable interest is an investment or other interest that will absorb portions of an entity’s expected losses or receive portions of the entity’s expected residual returns. The Company’s evaluation includes consideration of fees paid to the Company where the Company acts as a decision maker or service provider to the entity being evaluated. If the Company determines that it holds a variable interest in an entity, it evaluates whether that entity is a VIE. VIEs are entities where investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or where equity investors, as a group, lack one of the following characteristics: (a) the power to direct the activities that most significantly impact the entity’s economic performance, (b) the obligation to absorb the expected losses of the entity, or (c) the right to receive the expected returns of the entity.
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

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2016

As of June 30, 2016 and December 31, 2015, the Company determined that it had a controlling interest in the Consolidated Joint Venture and therefore met the GAAP requirements for consolidation. As of December 31, 2015, the Company was not required to consolidate the Unconsolidated Joint Venture as the applicable joint venture entity did not qualify as a VIE and the Company did not meet the control requirement for consolidation. As of June 30, 2016, the Unconsolidated Joint Venture qualified as a VIE in accordance with ASU 2015-02; however, the Company was not required to consolidate the VIE, because the control requirements for consolidation were not met.
Reclassifications
Certain amounts in the Company’s prior period condensed consolidated unaudited financial statements have been reclassified to conform to the current period presentation. The Company has chosen to break out the details of (i) real estate tax expenses from property operating expenses in the Company’s condensed consolidated unaudited statements of operations, along with (ii) straight-line rental income and (iii) real estate developments in the Company’s condensed consolidated unaudited statements of cash flows.  The Company has also chosen to combine depreciation of $19.9 million and $38.9 million, respectively, and amortization of $10.6 million and $19.7 million, respectively, for the three and six months ended June 30, 2015 into the line item depreciation and amortization in the condensed consolidated unaudited statements of operations.
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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the six months ended June 30, 2016 or 2015.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2016

Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of June 30, 2016 or December 31, 2015.
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
Redeemable Noncontrolling Interest in Consolidated Joint Venture
On June 27, 2014, the Company completed the formation of the Consolidated Joint Venture. Pursuant to the joint venture agreement, the joint venture partner has a right to exercise an option (the “Option”), effective June 27, 2016, whereby the Company will be required to purchase the ownership interest of the joint venture partner at fair market value. As of June 30, 2016, the Option has not been exercised. The Company determined it had a controlling interest in the Consolidated Joint Venture and, therefore, met the GAAP requirements for consolidation. The Company recorded net income of $67,000 and paid distributions of $128,000 related to the noncontrolling interest during the six months ended June 30, 2016. The Company recorded the noncontrolling interest of $2.6 million as temporary equity in the mezzanine section of the condensed consolidated unaudited balance sheets, due to the redemption option existing outside the control of the Company.
Investment in Unconsolidated Joint Venture
The Company accounts for the Unconsolidated Joint Venture using the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over operating and financial policies of this investment. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the Unconsolidated Joint Venture’s earnings and distributions. The Company is required to determine whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of its investment in the Unconsolidated Joint Venture. If an event or change in circumstance has occurred, the Company is required to evaluate the Unconsolidated Joint Venture for potential impairment and determine if the carrying amount of its investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in an Unconsolidated Joint Venture for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. No impairment indicators were identified and no impairment losses were recorded related to the Unconsolidated Joint Venture during the six months ended June 30, 2016 and 2015.
Restricted Cash
The Company had $8.9 million and $8.3 million in restricted cash as of June 30, 2016 and December 31, 2015, respectively. Included in restricted cash was $5.5 million and $5.9 million held by lenders in lockbox accounts as of June 30, 2016 and December 31, 2015, respectively. As part of certain debt agreements, rents from certain encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess is

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2016

disbursed to the Company. Also included in restricted cash was $3.4 million and $2.4 million held by lenders in escrow accounts for real estate taxes and other lender reserves for certain properties, in accordance with the respective lender’s loan agreement, as of June 30, 2016 and December 31, 2015, respectively.
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
The Company continually reviews receivables related to rent, including any unbilled straight-line rent, and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company will record an increase in the allowance for uncollectible accounts or record a direct write-off of the receivable in the condensed consolidated unaudited statements of operations. As of June 30, 2016 and December 31, 2015, the Company had an allowance for uncollectible accounts of $213,000 and $301,000, respectively.
Recent Accounting Pronouncements
ASU No. 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”) — The amendments in this update eliminate the requirement that an acquirer in a business combination retrospectively account for measurement-period adjustments. Measurement-period adjustments should be recognized during the period in which the adjustment amount is determined, including any earnings impact that the acquirer would have recorded in prior periods if the accounting was completed at the acquisition date. These provisions are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted. The Company has evaluated the effect of ASU 2015-16 and believes its adoption was not significant to the Company’s consolidated financial statements.
From time to time, new accounting pronouncements are issued by various standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company is currently evaluating the effect that certain of these new accounting requirements may have on the Company’s accounting and related reporting and disclosures in the Company’s consolidated financial statements:
ASU No. 2014-09, Revenue from Contracts with Customers — The requirements were amended to remove inconsistencies in revenue requirements and to provide a more complete framework for addressing revenue issues across a broad range of industries and transaction types. The revised standard’s core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised standard also clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract to a customer. These provisions are effective January 1, 2018, and are to be applied retrospectively, with early adoption permitted for periods beginning after December 15, 2016 and interim periods thereafter.
ASU No. 2016-01, Financial Instruments (Subtopic 825-10) — The amendments in this update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The amendments in this update also require an entity to present separately in other comprehensive income (loss), the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the consolidated balance sheets or the accompanying notes to the financial statements. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.
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
June 30, 2016

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
ASU No. 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (“ASU 2016-05”) — The amendments in this update clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require de-designation of that hedging relationship, provided that all other hedge accounting criteria continue to be met. These provisions are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326) (“ASU 2016-13”). ASU 2016-13 requires more timely recording of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology in current GAAP. ASU 2016-13 is effective for fiscal years, and interim periods within, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within, beginning after December 15, 2018.
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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Notes payable and credit facility — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of June 30, 2016 and December 31, 2015, the estimated fair value of the Company’s debt was $2.2 billion and $2.1 billion, respectively, which approximated its carrying value.
Derivative instruments — The Company’s derivative instruments are comprised of interest rate swaps. All derivative instruments are carried at fair value and are valued using Level 2 inputs. The fair value of these instruments is determined using interest rate market pricing models. In addition, credit valuation adjustments are incorporated into the fair values to account for the Company’s potential nonperformance risk and the performance risk of the respective counterparties.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2016

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2016, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of June 30, 2016, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 (in thousands):

	Balance as of June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial liabilities:
Interest rate swaps	$(18,058)	$—	$(18,058)	$—
Contingent consideration	(3,191)	—	—	(3,191)
Total financial liabilities	$(21,249)	$—	$(18,058)	$(3,191)

	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Interest rate swaps	$519	$—	$519	$—
Total financial assets	$519	$—	$519	$—
Financial liabilities:
Interest rate swaps	$(5,878)	$—	$(5,878)	$—
Contingent consideration	(4,538)	—	—	(4,538)
Total financial liabilities	$(10,416)	$—	$(5,878)	$(4,538)

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2016

The following are reconciliations of the changes in liabilities with Level 3 inputs in the fair value hierarchy for the six months ended June 30, 2016 and 2015 (in thousands):

Contingent Consideration Arrangements
Beginning Balance, December 31, 2015	$(4,538)
Purchases and fair value adjustments:
Purchases	—
Fair value adjustments	1,347
Ending Balance, June 30, 2016	$(3,191)

Contingent Consideration Arrangements
Beginning Balance, December 31, 2014	$(3,405)
Purchases and fair value adjustments:
Purchases	(2,880)
Fair value adjustments	845
Ending Balance, June 30, 2015	$(5,440)
NOTE 4 — REAL ESTATE ACQUISITIONS
2016 Property Acquisitions
During the six months ended June 30, 2016, the Company acquired eight commercial properties for an aggregate purchase price of $99.9 million (the “2016 Acquisitions”).
The Company purchased the 2016 Acquisitions with net proceeds from the Initial DRIP Offering and available borrowings. The purchase price allocation for each of the Company’s acquisitions is preliminary and subject to change as the Company finalizes the allocation, which will be prior to the end of the current fiscal year. The Company preliminarily allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the preliminary purchase price allocation for acquisitions purchased during the six months ended June 30, 2016 (in thousands):

2016 Acquisitions
Land	$23,448
Buildings, fixtures and improvements	67,821
Acquired in-place leases (1)	8,983
Acquired above-market leases (2)	2,013
Intangible lease liabilities (3)	(2,324)
Total purchase price	$99,941
____________________________________

(1)	The weighted average amortization period for acquired in-place leases is 7.1 years for acquisitions completed during the six months ended June 30, 2016.

(2)	The weighted average amortization period for acquired above-market leases is 5.5 years for acquisitions completed during the six months ended June 30, 2016.

(3)	The weighted average amortization period for acquired intangible lease liabilities is 6.1 years for acquisitions completed during the six months ended June 30, 2016.
The Company recorded revenue for the three and six months ended June 30, 2016 of $1.3 million and $1.9 million, respectively, and a net loss for the three and six months ended June 30, 2016 of $1.6 million and $1.8 million, respectively, related to the 2016 Acquisitions.
The following information summarizes selected financial information of the Company as if all of the 2016 Acquisitions were completed on January 1, 2015 for each period presented below. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the three and six months ended June 30, 2016 and 2015 (in thousands):

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2016

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Pro forma basis:
Revenue	$101,940	$92,875	$203,887	$181,170
Net income	$19,335	$13,664	$37,620	$27,258
The pro forma information for the three and six months ended June 30, 2016 was adjusted to exclude $1.8 million and $2.2 million, respectively, of acquisition-related expenses recorded during the three and six months ended June 30, 2016. Accordingly, these costs were instead recognized in the pro forma information for the three and six months ended June 30, 2015.
The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2015, and does not purport to represent the results of future operations.
Property Dispositions
During the six months ended June 30, 2016, the Company disposed of two single-tenant properties for an aggregate gross sales price of $10.2 million, resulting in proceeds of $9.9 million after closing costs and a gain of $114,000. No disposition fees were paid to CR IV Advisors or its affiliates in connection with the sale of the properties and the Company has no continuing involvement with these properties. The gain on sale of real estate is included in gain on disposition of real estate, net in the consolidated statements of operations for all periods presented. The Company did not dispose of any properties during the six months ended June 30, 2015.
2015 Property Acquisitions
During the six months ended June 30, 2015, the Company acquired 69 commercial properties, including properties held in the Consolidated Joint Venture, for an aggregate purchase price of $369.0 million (the “2015 Acquisitions”).
The Company purchased the 2015 Acquisitions with net proceeds from the Initial DRIP Offering and available borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation for acquisitions purchased during the six months ended June 30, 2015 (in thousands):

2015 Acquisitions
Land	$80,693
Buildings, fixtures and improvements	252,893
Acquired in-place leases	40,657
Acquired above-market leases	3,224
Intangible lease liabilities	(8,181)
Fair value adjustment of assumed notes payable	(253)
Total purchase price	$369,033
The Company recorded revenue for the three and six months ended June 30, 2015 of $6.1 million and $8.1 million, respectively, and a net loss for the three and six months ended June 30, 2015 of $2.0 million and $5.9 million, respectively, related to the 2015 Acquisitions.
The following information summarizes selected financial information of the Company as if all of the 2015 Acquisitions were completed on January 1, 2014 for each period presented below. The table below presents the Company’s estimated revenue and net income (loss), on a pro forma basis, for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Pro forma basis:
Revenue	$92,201	$64,888	$183,818	$124,050
Net income	$17,795	$1,709	$37,452	$1,635

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2016

The pro forma information for the three and six months ended June 30, 2015 was adjusted to exclude $3.9 million and $9.3 million, respectively, of acquisition-related expenses recorded during the three and six months ended June 30, 2015. Accordingly, these costs were instead recognized in the pro forma information for the three and six months ended June 30, 2014.
The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2014, and does not purport to represent the results of future operations.
Development Project
During the year ended December 31, 2014, the Company acquired one land parcel, upon which a 1.6 million square foot industrial property was expected to be constructed. The land was acquired for an aggregate amount of $23.9 million. As of June 30, 2015, the Company had a total investment of $78.6 million. During the year ended December 31, 2015, the Company substantially completed the development project and placed it in service.
Property Concentrations
As of June 30, 2016, no single tenant accounted for greater than 10% of the Company’s 2016 gross annualized rental revenues. The Company had certain geographic and industry concentrations in its property holdings. In particular, as of June 30, 2016, 77 of the Company’s properties were located in California, which accounted for 11% of the Company’s 2016 gross annualized rental revenues. In addition, the Company had tenants in the discount store and pharmacy industries, which accounted for 15% and 10%, respectively, of the Company’s 2016 gross annualized rental revenues.
Consolidated Joint Venture
As of June 30, 2016, the Company had an interest in a Consolidated Joint Venture that owns and manages nine medical office properties, with total assets of $54.5 million, which included $54.1 million of real estate assets, net of accumulated depreciation and amortization of $2.8 million, and total liabilities of $724,000. The Consolidated Joint Venture does not have any debt outstanding as of June 30, 2016. The Company has the ability to control operating and financial policies of the Consolidated Joint Venture. There are restrictions on the use of these assets as the Company would generally be required to obtain the partner's (the “Partner”) approval in accordance with the joint venture agreement for any major transactions. The Company and the Partner are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.
Unconsolidated Joint Venture
As of June 30, 2016, the Company had an interest of approximately 90% in the Unconsolidated Joint Venture, which owns a multi-tenant property, comprising 176,000 rentable square feet of commercial space. The Company’s ownership interest reflects its legal ownership interest, which may, at times, not equal the Company’s economic interest in the Unconsolidated Joint Venture because of various provisions in the joint venture agreement regarding distributions of cash flow based on capital account balances, allocations of profits and losses and payments of preferred returns. As a result, the Company’s actual economic interest (as distinct from its legal ownership interest) in the Unconsolidated Joint Venture could fluctuate from time to time and may not wholly align with its legal ownership interest. As of June 30, 2016, the Company’s maximum exposure to risk was $17.7 million, the carrying value of our investment, which is presented within the investment in unconsolidated joint venture line item within the condensed consolidated unaudited balance sheet. The Unconsolidated Joint Venture did not have any debt outstanding as of June 30, 2016. The Company and the Unconsolidated Joint Venture partner are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.
NOTE 5 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. During the six months ended June 30, 2016, the Company entered into two interest rate swap agreements. As of June 30, 2016, the Company had 10 interest rate swap agreements. The following table summarizes the terms of the Company’s executed interest rate swap agreements designated as hedging instruments as of June 30, 2016 and December 31, 2015 (in thousands):

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2016

		Outstanding Notional				Fair Value of Assets and (Liabilities)
	Balance Sheet	Amount as of	Interest	Effective	Maturity	June 30,	December 31,
	Location	June 30, 2016	Rates (1)	Dates	Dates	2016	2015 (2)
Interest Rate Swaps	Derivative liabilities, deferred rental income and other liabilities	$979,503	2.55% to 4.75%	6/24/2013 to 6/29/2016	6/24/2018 to 7/01/2021	$(18,058)	$(5,878)
____________________________________

(1)	The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of June 30, 2016.
(2) As of December 31, 2015, four of the interest rate swaps with an outstanding notional amount of $330.8 million were in an asset position with a fair value balance of $519,000 and are included in property escrow deposits, prepaid expenses and other assets in the accompanying condensed consolidated unaudited balance sheet as of December 31, 2015.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the effective portion of the derivative instruments that are designated as hedges is recorded in other comprehensive loss, with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the three months ended June 30, 2016 and 2015, the amounts reclassified were $2.3 million and $1.3 million, respectively, and for the six months ended June 30, 2016 and 2015, the amounts reclassified were $4.6 million and $2.6 million, respectively.
Any ineffective portion of the change in fair value of the derivative instruments is recorded in interest expense. There were no portions of the change in the fair value of the interest rate swaps that were considered ineffective during the six months ended June 30, 2016 or 2015. During the next 12 months, the Company estimates that an additional $8.7 million will be reclassified from other comprehensive loss as an increase to interest expense.
The Company has agreements with each of its derivative counterparties that contain provisions whereby if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value, inclusive of interest payments, of $18.8 million at June 30, 2016. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. There were no termination events or events of default related to the interest rate swaps as of June 30, 2016.
NOTE 6 — NOTES PAYABLE AND CREDIT FACILITY
As of June 30, 2016, the Company had $2.2 billion of debt outstanding, including net deferred financing costs, with weighted average years to maturity of 3.6 years and weighted average interest rate of 3.4%. The following table summarizes the debt balances as of June 30, 2016 and December 31, 2015, and the debt activity for the six months ended June 30, 2016 (in thousands):

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2016

		During the Six Months Ended June 30, 2016
	Balance as of December 31, 2015	Debt Issuances & Assumptions (1)	Repayments	Accretion and (Amortization)	Balance as of June 30, 2016
Fixed rate debt	$896,628	$89,000	$(210)	$—	$985,418
Variable rate debt	53,500	—	—	—	53,500
Credit facility	1,127,666	118,000	(112,000)	—	1,133,666
Total debt	2,077,794	207,000	(112,210)	—	2,172,584
Net premiums (2)	590	—	—	(42)	548
Deferred costs (3)	(11,821)	(1,170)	—	1,558	(11,433)
Total debt, net	$2,066,563	$205,830	$(112,210)	$1,516	$2,161,699

____________________________________

(1)	Includes deferred financing costs incurred during the period.

(2)
Net premiums on mortgage notes payable were recorded upon the assumption of the respective debt instruments. Amortization of these net premiums is recorded as a reduction to interest expense over the remaining term of the respective debt instruments using the effective-interest method.

(3)	Deferred costs relate to mortgage notes payable and the term portion of the credit facility.
As of June 30, 2016, the fixed rate debt outstanding of $985.4 million included $167.8 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rates per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 2.6% to 5.0% per annum. The debt outstanding matures on various dates from June 2018 through October 2025. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $1.7 billion as of June 30, 2016. Each of the mortgage notes payable, comprising the fixed rate debt, is secured by the respective properties on which the debt was placed. As of June 30, 2016, the variable rate debt outstanding of $53.5 million had a weighted average interest rate of 3.1%. The variable rate debt outstanding matures on various dates from February 2018 to February 2020. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the variable rate debt outstanding was $106.8 million as of June 30, 2016.
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
Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month London Interbank Offered Rate (“LIBOR”) multiplied by the statutory reserve rate (the “Eurodollar Rate”) plus an interest rate spread ranging from 1.65% to 2.50% or (ii) a base rate, ranging from 0.65% to 1.50%, plus the greater of: (a) JPMorgan Chase’s Prime Rate; (b) the Federal Funds Effective Rate (as defined in the Amended and Restated Credit Agreement) plus 0.50%; or (c) the one-month LIBOR multiplied by the statutory reserve rate plus 1.00%. As of June 30, 2016, the Revolving Loans outstanding totaled $497.0 million, $250.0 million of which is subject to an interest rate swap agreement (the “Swapped Revolver”). The interest rate swap agreement has the effect of fixing the Eurodollar Rate beginning on December 31, 2015 through the maturity date of the Revolving Loans. The all-in rate for the Swapped Revolver was 3.1% as of June 30, 2016. As of June 30, 2016, the Term Loan outstanding totaled $636.7 million, $561.7 million of which is subject to interest rate swap agreements (the “Swapped Term Loan”). The interest rate swap agreements had the effect of fixing the Eurodollar Rate per annum through the maturity date of the Swapped Term Loan. As of June 30, 2016, the weighted average all-in rate for the Swapped Term Loan was 3.2%. As of June 30, 2016, the Company had $1.1 billion outstanding under the Credit Facility at a weighted average interest rate of 2.9% and $146.3 million in unused capacity, subject to borrowing availability.
The Amended and Restated Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Amended and Restated Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to the sum of (i) $425.0 million plus (ii) 75% of

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2016

the issuance of equity from the date of the Amended and Restated Credit Agreement, a leverage ratio less than or equal to 50%, a fixed charge coverage ratio equal to or greater than 1.50, an unsecured debt to unencumbered asset value ratio equal to or less than 50%, an unsecured debt service coverage ratio equal to or greater than 1.75 and a secured debt ratio equal to or less than 30%. The Company believes it was in compliance with the covenants under the Amended and Restated Credit Agreement as of June 30, 2016.
NOTE 7 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the six months ended June 30, 2016 and 2015 are as follows (in thousands):

	Six Months Ended June 30,
	2016	2015
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$15,971	$15,892
Accrued capital expenditures	$309	$6,640
Common stock issued through distribution reinvestment plan	$55,100	$55,948
Change in fair value of interest rate swaps	$(12,699)	$(1,117)
Contingent consideration recorded upon property acquisitions	$—	$2,880
Fair value of notes payable assumed in real estate acquisition	$—	$15,233
Supplemental Cash Flow Disclosures:
Interest paid	$35,413	$24,804
NOTE 8 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation and claims. The Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or of which the Company’s properties are the subject.
Purchase Commitments
As of June 30, 2016, the Company had entered into purchase agreements with unaffiliated third-party sellers to acquire a 100% interest in six retail properties, subject to meeting certain criteria, for an aggregate purchase price of $97.7 million, exclusive of closing costs. As of June 30, 2016, the Company had $2.5 million of property escrow deposits held by escrow agents in connection with these future property acquisitions. These deposits are included in the accompanying condensed consolidated unaudited balance sheets in property escrow deposits, prepaid expenses and other assets and could be forfeited under certain circumstances. As of June 30, 2016, none of these escrow deposits have been forfeited.
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
June 30, 2016

NOTE 9 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred commissions, fees and expenses payable to CR IV Advisors and certain of its affiliates in connection with the acquisition, management and disposition of its assets.
Acquisition fees and expenses
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
Advisory fees and expenses
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
Operating expenses
The Company reimburses CR IV Advisors or its affiliates for certain expenses CR IV Advisors or its affiliates paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse CR IV Advisors or its affiliates for any amount by which the operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceed the greater of: (1) 2.0% of average invested assets, or (2) 25.0% of net income, other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse CR IV Advisors or its affiliates for personnel costs in connection with the services for which CR IV Advisors receives acquisition or disposition fees.
Disposition fees
If CR IV Advisors or its affiliates provide a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more properties (or the Company’s entire portfolio), the Company will pay CR IV Advisors or its affiliates a disposition fee in an amount equal to up to one-half of the real estate or brokerage commission paid by the Company to third parties on the sale of such properties, not to exceed 1.0% of the contract price of the properties sold; provided, however, in no event may the total disposition fees paid to CR IV Advisors, its affiliates and unaffiliated third parties exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. During the three and six months ended June 30, 2016 and 2015, no disposition fees were incurred for any such services provided by CR IV Advisors or its affiliates.
Subordinated performance fees
If the Company is sold or its assets are liquidated, CR IV Advisors will be entitled to receive a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after investors have received a return of their net capital invested and an 8.0% annual cumulative, non-compounded return. Alternatively, if the Company’s shares are listed on a national securities exchange, CR IV Advisors will be entitled to a subordinated performance fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing, exceeds the sum of the total amount of capital raised from investors and the amount of distributions necessary to generate an 8.0% annual cumulative, non-compounded return to investors. As an additional alternative, upon termination of the advisory agreement, CR IV Advisors may be entitled to a subordinated performance fee similar to the fee to which CR IV Advisors would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination. During the three and six months ended June 30, 2016 and 2015, no subordinated performance fees were incurred related to any such events.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2016

The Company recorded fees and expense reimbursements as shown in the table below for services provided by CR IV Advisors or its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Acquisition fees and expenses	$1,052	$4,134	$2,355	$7,898
Advisory fees and expenses	$10,325	$8,675	$20,513	$16,807
Operating expenses	$1,021	$1,036	$2,014	$1,977
Of the amounts shown above, $4.3 million and $1.4 million had been incurred, but not yet paid, for services provided by CR IV Advisors or its affiliates in connection with the acquisitions and operations activities during the six months ended June 30, 2016 and 2015, respectively, and such amounts were recorded as liabilities of the Company as of such dates.
Due to/from Affiliates
As of June 30, 2016, $4.3 million had been incurred primarily for advisory and operating expenses by CR IV Advisors or its affiliates, but had not yet been reimbursed by the Company. As of December 31, 2015, $5.6 million had been incurred primarily for advisory and operating expenses and prepaid insurance by CR IV Advisors or its affiliates, but had not yet been reimbursed by the Company. These amounts were included in due to affiliates in the condensed consolidated unaudited balance sheets as of such periods.
As of December 31, 2015, $47,000 was due from CR IV Advisors or its affiliates related to amounts received by affiliates of the advisor which were due to the Company. As of June 30, 2016, there were no amounts due from CR IV Advisors or its affiliates.
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
NOTE 11 — SUBSEQUENT EVENTS
Registration of Secondary DRIP Offering
Effective as of August 2, 2016, the Company began issuing shares under the Secondary DRIP Offering.
Redemption of Shares of Common Stock
Subsequent to June 30, 2016 and through August 9, 2016, the Company redeemed approximately 2.8 million shares for $27.2 million (at an average price per share of $9.62). Management, in its discretion, limited the amount of shares redeemed for the three months ended June 30, 2016 to shares issued in the Initial DRIP Offering during the period. The remaining redemption requests totaling approximately 400,000 shares went unfulfilled.
Credit Facility and Notes Payable
As of August 9, 2016, the Company had $1.2 billion outstanding under the Credit Facility and $116.3 million in unused capacity, subject to borrowing availability.
On July 29, 2016, the Company entered into a Third Modification Agreement (the “Third Modification”) by and among JPMorgan Chase Bank and the lender parties to the Amended and Restated Credit Agreement. The Third Modification modifies the Amended and Restated Credit Agreement to, among other things, (i) increase the maximum permitted unsecured debt to unencumbered asset value ratio from 50% to 60%, (ii) eliminate the independent requirement that the pool of qualified

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2016

properties has a minimum unencumbered asset value and (iii) increase the maximum permitted secured debt ratio from 30% to 40%.
Investment in Real Estate Assets
Subsequent to June 30, 2016 through August 9, 2016, the Company acquired one commercial real estate property for an aggregate purchase price of $27.0 million. Acquisition-related expenses totaling $685,000 were expensed as incurred. The Company has not completed its initial purchase price allocations with respect to this property and therefore cannot provide similar disclosures to those included in Note 4 — Real Estate Acquisitions in these condensed consolidated unaudited financial statements for this property.
Property Dispositions
Subsequent to June 30, 2016, the Company disposed of one single-tenant property for an aggregate gross sales price of $8.3 million, resulting in proceeds of $8.1 million after closing costs and a gain of $538,000. No disposition fees were paid to CR IV Advisors or its affiliates in connection with the sale of the property and the Company has no continuing involvement with this property. Subsequent to June 30, 2016, the Company identified one commercial real estate property as held for sale. The Company has a purchase agreement with an unaffiliated third-party to sell the property for an aggregate purchase price of $8.2 million.

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

•	We could be subject to risks associated with bankruptcies or insolvencies of tenants or from tenant defaults generally.

•	We have substantial indebtedness, which may affect our ability to pay distributions, and expose us to interest rate fluctuation risk and the risk of default under our debt obligations.

•	We may be affected by the incurrence of additional secured or unsecured debt.

•	We may not be able to maintain profitability.

•	We may not generate cash flows sufficient to pay our distributions to stockholders or meet our debt service obligations.

•	We may be affected by risks resulting from losses in excess of insured limits.

•	We may fail to remain qualified as a REIT for U.S. federal income tax purposes.

•	Our advisor has the right to terminate the advisory agreement upon 60 days’ written notice without cause or penalty.

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
We ceased issuing shares in our Offering on April 4, 2014 and in the Initial DRIP Offering effective as of June 30, 2016, but will continue to issue shares of common stock under the Secondary DRIP Offering until such time as our shares are listed on a national securities exchange or the Secondary DRIP Offering is otherwise terminated by our board of directors. We expect that property acquisitions in 2016 and future periods will be funded by proceeds from financing of the acquired properties, proceeds from our Secondary DRIP Offering, cash flows from operations and the strategic sale of properties and other investments.
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
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our indebtedness and acquisition and operating expenses. Rental and other property income accounted for 88% of our total revenue for both the three months ended June 30, 2016 and 2015 and 87% and 88% of our total revenue for the six months ended June 30, 2016 and 2015, respectively. As 98.3% of our rentable square feet was under lease as of June 30, 2016 with a weighted average remaining lease term of 10.5 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. CR IV Advisors regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If CR IV Advisors identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property or identifying a possible replacement tenant should the current tenant fail to perform on the lease. In addition, as of June 30, 2016, the net debt leverage ratio of our consolidated real estate assets, which is the ratio of debt, less cash and cash equivalents, to total gross real estate and related assets net of gross intangible lease liabilities, was 45.0%.
Portfolio Information
As of June 30, 2016, we owned 877 properties located in 45 states, the gross rentable space of which was 98.3% leased with a weighted average lease term remaining of 10.5 years. During the six months ended June 30, 2016, we disposed of two properties, for an aggregate gross sales price of $10.2 million. The following table shows the property statistics of our real estate assets as of June 30, 2016 and 2015:

	June 30,
	2016	2015
Number of commercial properties (1)	877	828
Approximate rentable square feet (1) (2)	25.8 million	22.3 million
Percentage of rentable square feet leased	98.3%	98.3%

(1) Excludes a property owned through the Unconsolidated Joint Venture.
(2) Includes square feet of the buildings on land parcels subject to ground leases.

The following table summarizes our real estate investment activity during the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Commercial properties acquired	1		14		8		69
Approximate purchase price of acquired properties	$43.2	million	$191.2	million	$99.9	million	$369.0	million
Approximate rentable square feet (1)	231,000		1.3	million	569,000		2.1	million

(1) Includes square feet of the buildings on land parcels subject to ground leases.
As shown in the tables above, we owned 877 commercial properties as of June 30, 2016, excluding a property owned through the Unconsolidated Joint Venture, compared to 828 commercial properties as of June 30, 2015. Accordingly, our results of operations for the three and six months ended June 30, 2016, compared to the three and six months ended June 30, 2015, reflect significant increases in most categories.
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
“Non-same store” properties, as reflected in the table below, includes properties acquired on or after April 1, 2015. As shown in the table below, contract rental revenue on the 811 same store properties for the three months ended June 30, 2016 increased $118,000 to $74.4 million, compared to $74.3 million for the three months ended June 30, 2015. The same store properties were 97.9% occupied as of June 30, 2016 and 98.3% occupied as of June 30, 2015. The following tables show the contract rental revenue from properties owned for both of the entire three months ended June 30, 2016 and 2015, along with a reconciliation to rental income, calculated in accordance with GAAP (dollar amounts in thousands):

	Number of Properties	Three Months Ended June 30,		Increase (Decrease)
Contract rental revenue		2016	2015	$ Change	% Change
“Same store” properties	811	$74,429	$74,311	$118	0.2%
“Non-same store” properties	64	10,601	1,759	8,842	503%
Disposed properties (1)	2	142	163	(21)	(13)%
Total contract rental revenue		85,172	76,233	8,939	12%

Straight-line rental income		2,826	3,054	(228)	(7)%
Amortization(2)		312	444	(132)	(30)%
Rental income - as reported		$88,310	$79,731	$8,579	11%
____________________________________
(1) The Company disposed of two properties during the three months ended June 30, 2016.
(2) Includes amortization of above- and below-market lease intangibles and deferred lease incentives.
“Non-same store” properties, as reflected in the table below, includes properties acquired on or after January 1, 2015. As shown in the table below, contract rental revenue on the 756 same store properties for the six months ended June 30, 2016 increased $565,000 to $142.0 million, compared to $141.4 million for the six months ended June 30, 2015. The same store properties were 97.9% occupied as of June 30, 2016 and 98.3% occupied as of June 30, 2015. The following tables show the contract rental revenue from properties owned for both of the entire six months ended June 30, 2016 and 2015, along with a reconciliation to rental income, calculated in accordance with GAAP (dollar amounts in thousands):

	Number of Properties	Six Months Ended June 30,		Increase (Decrease)
Contract rental revenue		2016	2015	$ Change	% Change
“Same store” properties	756	$141,990	$141,425	$565	0.4%
“Non-same store” properties	119	27,218	6,791	20,427	301%
Disposed properties (1)	2	304	326	(22)	(7)%
Total contract rental revenue		169,512	148,542	20,970	14%

Straight-line rental income		5,904	6,006	(102)	(2)%
Amortization(2)		555	(34)	589	1,732%
Rental income - as reported		$175,971	$154,514	$21,457	14%
 ____________________________________
(1) The Company disposed of two properties during the six months ended June 30, 2016.
(2) Includes amortization of above- and below-market lease intangibles and deferred lease incentives.
Results of Operations
The following table provides summary information about our results of operations for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		2016 vs. 2015 Increase (Decrease)	Six Months Ended June 30,		2016 vs. 2015 Increase (Decrease)
	2016	2015		2016	2015
Total revenues	$100,597	$90,528	$10,069	$201,144	$176,491	$24,653
General and administrative expenses	$3,387	$3,323	$64	$6,489	$6,168	$321
Property operating expenses	$4,777	$4,540	$237	$10,865	$9,814	$1,051
Real estate tax expenses	$8,696	$7,727	$969	$17,327	$15,547	$1,780
Advisory fees and expenses	$10,325	$8,675	$1,650	$20,513	$16,807	$3,706
Acquisition-related expenses	$1,803	$3,882	$(2,079)	$2,175	$9,267	$(7,092)
Depreciation and amortization	$33,456	$30,519	$2,937	$66,947	$58,631	$8,316
Operating income	$38,153	$31,862	$6,291	$76,828	$60,257	$16,571
Interest expense and other, net	$19,322	$14,569	$4,753	$37,943	$26,966	$10,977
Net income attributable to the Company	$18,912	$17,225	$1,687	$38,932	$33,240	$5,692
Revenues
Our revenue consists primarily of rental and other property income from net leased commercial properties. We also pay certain operating expenses subject to reimbursement by our tenants, which results in tenant reimbursement income.
The increase in revenue of $10.1 million and $24.7 million during the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015 was primarily due to the acquisition of 51 rental income-producing properties subsequent to June 30, 2015. Rental and other property income accounted for 88% of our total revenue for both the three months ended June 30, 2016 and 2015, and 87% and 88% of our total revenue for the six months ended June 30, 2016 and 2015, respectively. We also paid certain operating expenses subject to reimbursement by our tenants, which resulted in $12.3 million and $25.2 million of tenant reimbursement income during the three and six months ended June 30, 2016, respectively, compared to $10.8 million and $22.0 million during the same periods in 2015.
General and Administrative Expenses
The primary general and administrative operating expense items are reimbursements to our advisor, accounting fees, escrow and trustee fees and state franchise and income taxes.

The increase in general and administrative expenses of $64,000 and $321,000 during the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015 was primarily due to increases in state franchise and income taxes during the three and six months ended June 30, 2016, primarily as a result of the acquisition of 51 rental income-producing properties subsequent to June 30, 2015, partially offset by lower printing fees incurred during the three and six months ended June 30, 2016.
Property Operating Expenses
Property operating expenses such as property repairs, maintenance and property-related insurance include both reimbursable and non-reimbursable property expenses. We are reimbursed by tenants for reimbursable property operating expenses in accordance with the respective lease agreements.
The increase in property operating expenses of $237,000 during the three months ended June 30, 2016 as compared to the same period in 2015 was primarily due to the acquisition of 51 rental income-producing properties subsequent to June 30, 2015 and owning 876 properties for the entire three months ended June 30, 2016.
The increase in property operating expenses of $1.1 million during the six months ended June 30, 2016 as compared to the same period in 2015 was primarily due to the acquisition of 51 rental income-producing properties subsequent to June 30, 2015 and owning 869 properties for the entire six months ended June 30, 2016.
Real Estate Tax Expenses
The increase in real estate tax expenses of $969,000 during the three months ended June 30, 2016 as compared to the same period in 2015 was primarily due to the acquisition of 51 rental income-producing properties subsequent to June 30, 2015, as well as recognizing a full period of real estate tax expense on 876 properties owned for the entire three months ended June 30, 2016.
The increase in real estate tax expenses of $1.8 million during the six months ended June 30, 2016 as compared to the same period in 2015 was primarily due to the acquisition of 51 rental income-producing properties subsequent to June 30, 2015, as well as recognizing a full period of real estate tax expense on 869 properties owned for the entire six months ended June 30, 2016.
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
The increase in advisory fees and expenses of $1.7 million during the three months ended June 30, 2016 as compared to the same period in 2015 was due to an increase in our average invested assets to $5.2 billion during the three months ended June 30, 2016, compared to $4.3 billion during the three months ended June 30, 2015.
The increase in advisory fees and expenses of $3.7 million during the six months ended June 30, 2016 as compared to the same period in 2015 was due to an increase in our average invested assets to $5.2 billion during the six months ended June 30, 2016, compared to $4.2 billion during the six months ended June 30, 2015.
Acquisition-Related Expenses
Acquisition-related expenses include costs incurred for deals that were not consummated and the change in fair value of contingent consideration arrangements.
The decrease in acquisition-related expenses of $2.1 million during the three months ended June 30, 2016 as compared to the same period in 2015 was primarily due to the acquisition of one commercial property for an aggregate purchase price of $43.2 million during the three months ended June 30, 2016, compared to the purchase of 14 commercial properties for an aggregate purchase price of $191.2 million during the three months ended June 30, 2015.
The decrease in acquisition-related expenses of $7.1 million during the six months ended June 30, 2016 as compared to the same period in 2015 was primarily due to the acquisition of eight commercial properties for an aggregate purchase price of $99.9 million during the six months ended June 30, 2016, compared to the purchase of 69 commercial properties for an aggregate purchase price of $369.0 million during the six months ended June 30, 2015.

Depreciation and Amortization
The increase in depreciation and amortization expenses of $2.9 million during the three months ended June 30, 2016 as compared to the same period in 2015 was primarily due to the acquisition of 51 rental income-producing properties subsequent to June 30, 2015 and owning 876 properties for the entire three months ended June 30, 2016.
The increase in depreciation and amortization expenses of $8.3 million during the six months ended June 30, 2016 as compared to the same period in 2015 was primarily due to the acquisition of 51 rental income-producing properties subsequent to June 30, 2015 and owning 869 properties for the entire six months ended June 30, 2016.
Interest Expense and Other, Net
Interest expense and other, net includes amortization of deferred financing costs and equity in income related to the Unconsolidated Joint Venture.
The increase in interest expense and other, net of $4.8 million during the three months ended June 30, 2016 as compared to the same period in 2015 was primarily due to an increase in the average aggregate amount of debt outstanding to $2.1 billion during the three months ended June 30, 2016 from $1.7 billion during the three months ended June 30, 2015.
The increase in interest expense and other, net of $11.0 million during the six months ended June 30, 2016 as compared to the same period in 2015 was primarily due to an increase in the average aggregate amount of debt outstanding to $2.1 billion during the six months ended June 30, 2016 from $1.6 billion during the six months ended June 30, 2015.
Distributions
Our board of directors authorized a daily distribution, based on 366 days in the calendar year, of $0.001706776 per share for stockholders of record as of the close of business on each day of the period commencing on January 1, 2016 and ending on December 31, 2016. As of June 30, 2016, we had distributions payable of $16.0 million.
During the six months ended June 30, 2016 and 2015, we paid distributions of $97.5 million and $95.6 million, respectively, including $55.1 million and $56.0 million, respectively, through the issuance of shares pursuant to the Initial DRIP Offering. Net cash provided by operating activities for the six months ended June 30, 2016 was $101.0 million and reflected a reduction for real estate acquisition-related expenses incurred of $2.2 million in accordance with GAAP. For the six months ended June 30, 2015, net cash provided by operating activities was $85.3 million and reflected a reduction for real estate acquisition-related expenses incurred of $9.3 million, in accordance with GAAP. Our distributions paid during the six months ended June 30, 2016 were fully funded by net cash provided by operating activities. We treat our real estate acquisition-related expenses as covered by proceeds from the Offerings, including proceeds from the DRIP Offerings. Therefore, for consistency, proceeds from the issuance of common stock for the six months ended June 30, 2016 are considered a source of our distributions to the extent that real estate acquisition-related expenses have reduced net cash flows provided by operating activities. The distributions paid during the six months ended June 30, 2015 were funded by net cash provided by operating activities of $85.3 million, or 89%, and proceeds from the issuance of notes payable of $10.3 million, or 11%.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares of common stock back to us after they have held them for at least one year, subject to conditions and limitations. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP Offerings, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP Offerings. We received redemption requests of $3.8 million in excess of the net proceeds we received from issuance of shares under the Initial DRIP Offering during the three months ended June 30, 2016. Management, in its discretion, limited the amount of shares redeemed for the three months ended June 30, 2016 to shares received from the Initial DRIP Offering during the period. During the six months ended June 30, 2016, we received valid redemption requests under our share redemption program totaling approximately 6.2 million shares, of which we redeemed approximately 3.0 million shares as of June 30, 2016 for $28.6 million at an average redemption price of $9.58 per share and approximately 2.8 million shares subsequent to June 30, 2016 for $27.2 million at an average redemption price of $9.62 per share. The remaining redemption requests relating to approximately 400,000 shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program. The share redemptions were funded with proceeds from the Initial DRIP Offering and net cash provided by operating activities.

Liquidity and Capital Resources
General
Our principal demands for funds will be for real estate and real estate-related investments and for the payment of operating expenses and distributions to stockholders, for the payment of principal and interest on any outstanding indebtedness and to satisfy redemption requests. Generally, cash needs for items other than acquisitions and acquisition-related expenses will be generated from operations of our current and future investments. We expect to utilize funds from the Secondary DRIP Offering and future proceeds from secured or unsecured financing to complete future property acquisitions. We expect to meet cash needs for acquisitions from proceeds raised pursuant to the Secondary DRIP Offering, cash flow from operations and from debt financings. The sources of our operating cash flows will primarily be provided by the rental income received from current and future leased properties.
Our Credit Facility with JPMorgan Chase Bank, N.A., as administrative agent provides for borrowings of up to $1.28 billion, which includes a $636.7 million unsecured Term Loan and up to $643.3 million in unsecured Revolving Loans. As of June 30, 2016, we had $146.3 million in unused capacity under the Credit Facility, subject to borrowing availability. As of June 30, 2016, we also had cash and cash equivalents of $31.3 million.
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
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related investments and the payment of tenant improvements, acquisition-related expenses, operating expenses, distributions and redemptions to stockholders and interest and principal on any current and future indebtedness. Generally, we expect to meet our long-term liquidity requirements through proceeds from cash flow from operations, borrowings on the Credit Facility, proceeds from secured or unsecured borrowings from banks and other lenders, and proceeds raised pursuant to the Secondary DRIP Offering.
We expect that substantially all net cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we have used, and may continue to use, other sources to fund distributions, as necessary, including proceeds from the Offerings, borrowings on the Credit Facility and/or future borrowings on our unencumbered assets. To the extent that cash flows from operations are lower due to fewer properties being acquired or lower than expected returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash flows from the Secondary DRIP Offering or debt financings will be used to fund acquisitions, certain capital expenditures identified at acquisition, repayments of outstanding debt or distributions to our stockholders.
Contractual Obligations
As of June 30, 2016, we had $2.2 billion of debt outstanding with a weighted average interest rate of 3.4%. See Note 6 — Notes Payable and Credit Facility to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.

Our contractual obligations as of June 30, 2016 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments — fixed rate debt (2)	$985,418	$440	$24,685	$353,250	$607,043
Interest payments — fixed rate debt (3)	235,217	39,289	77,493	63,687	54,748
Principal payments — variable rate debt	53,500	—	33,000	20,500	—
Interest payments — variable rate debt (4)	4,012	1,659	1,935	418	—
Principal payments — credit facility	1,133,666	—	1,133,666	—	—
Interest payments — credit facility (5)	56,475	32,807	23,668	—	—
Total	$2,468,288	$74,195	$1,294,447	$437,855	$661,791
____________________________________

(1)	The table does not include amounts due to CR IV Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
Principal payment amounts reflect actual payments based on the face amount of notes payable secured by our wholly-owned properties. As of June 30, 2016, the fair value adjustment, net of amortization, of mortgage notes assumed was $548,000.

(3)
As of June 30, 2016, we had $167.8 million of variable rate debt effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.

(4)
As of June 30, 2016, we had variable rate debt outstanding of $53.5 million with a weighted average interest rate of 3.1%. We used the weighted average interest rate to calculate the debt payment obligations in future periods.

(5)
As of June 30, 2016, the Term Loan outstanding totaled $636.7 million, $561.7 million of which is subject to interest rate swap agreements. As of June 30, 2016 the weighted average all-in interest rate for the Swapped Term Loan was 3.2%. As of June 30, 2016, the Revolving Loans outstanding totaled $497.0 million, $250.0 million of which is subject to an interest rate swap agreement (the “Swapped Revolver”). The Swapped Revolver had an all-in interest rate of 3.1% as of June 30, 2016. The remaining $322.0 million outstanding under the Credit Facility had a weighted average interest rate of 2.2% as of June 30, 2016.

We expect to incur additional borrowings in the future to acquire additional properties and make other real estate-related investments. There is no limitation on the amount we may borrow against any single improved property. Our future borrowings will not exceed 300% of our net assets as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association REIT Guidelines; however, we may exceed that limit if approved by a majority of our independent directors. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. Our advisor has set a target leverage ratio of 40% to 50% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets. As of June 30, 2016, our ratio of debt to total gross real estate assets net of gross intangible lease liabilities was 45.7%.
As of June 30, 2016, we had entered into purchase agreements with unaffiliated third-party sellers to acquire a 100% interest in six retail properties, subject to meeting certain criteria, for an aggregate purchase price of $97.7 million, exclusive of closing costs. As of June 30, 2016, we had $2.5 million of property escrow deposits held by escrow agents in connection with these future property acquisitions. These deposits are included in the accompanying condensed consolidated unaudited balance sheets in property escrow deposits, prepaid expenses and other assets and could be forfeited under certain circumstances. As of August 9, 2016, none of these escrow deposits had been forfeited.
Cash Flow Analysis
Operating Activities. During the six months ended June 30, 2016, net cash provided by operating activities increased $15.7 million to $101.0 million, compared to $85.3 million of net cash provided by operating activities for the six months ended June 30, 2015. The change was primarily due to an increase in depreciation and amortization expenses of $8.4 million, an increase in net income of $5.7 million, and a net increase in working capital accounts of $2.3 million, partially offset by an increase in a contingent consideration fair value adjustment of $502,000. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.

Investing Activities. Net cash used in investing activities decreased $306.7 million to $90.8 million for the six months ended June 30, 2016, compared to $397.5 million for the six months ended June 30, 2015. The decrease was primarily due to the acquisition of eight commercial properties for an aggregate purchase price of $99.9 million during the six months ended June 30, 2016, compared to the acquisition of 69 commercial properties for an aggregate purchase price of $369.0 million during the six months ended June 30, 2015, in addition to $40.7 million invested in a development project during the six months ended June 30, 2015.
Financing Activities. During the six months ended June 30, 2016, net cash used in financing activities was $5.2 million, compared to $281.9 million provided by financing activities for the six months ended June 30, 2015. The change was primarily due to a decrease in net borrowings on borrowing facilities and notes payable of $246.3 million and an increase in redemptions and cancellations of common stock of $41.6 million.
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
Critical Accounting Policies and Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We believe the following critical accounting policies govern the significant judgments and estimates used in the preparation of our financial statements, which should be read in conjunction with the more complete discussion of our accounting policies and procedures included in Note 2 — Summary of Significant Accounting Policies to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015. We consider our critical accounting policies to be the following:

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
Conflicts of Interest
Affiliates of CR IV Advisors act as an advisor to, and our interim chief financial officer and one of our directors act as executive officers of, Cole Credit Property Trust V, Inc., Cole Office & Industrial REIT (CCIT II), Inc., Cole Real Estate Income Strategy (Daily NAV), Inc. and/or other real estate offerings in registration, all of which are REITs distributed and managed by affiliates of CR IV Advisors. As such, there are conflicts of interest where CR IV Advisors or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for VEREIT or another real estate program sponsored by Cole Capital, including other real estate offerings in registration, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management among others. The compensation arrangements between affiliates of CR IV Advisors and VEREIT and these other real estate programs sponsored by Cole Capital could influence the advice to us. See Part I, Item 1. Business — Conflicts of Interest in our Annual Report on Form 10-K for the year ended December 31, 2015.
Off-Balance Sheet Arrangements
As of June 30, 2016 and December 31, 2015, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market Risk
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our market risk arises primarily from interest rate risk relating to variable-rate borrowings. To meet our short and long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to manage our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
Interest Rate Risk
As of June 30, 2016, we had variable rate debt of $375.5 million, excluding any debt subject to interest rate swap agreements, and therefore, we are exposed to interest rate changes in LIBOR. As of June 30, 2016, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $1.9 million per year.
As of June 30, 2016, we had ten interest rate swap agreements outstanding, which mature on various dates from June 2018 through July 2021, with an aggregate notional amount of $979.5 million and an aggregate fair value of the net derivative liability of $18.1 million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of June 30, 2016, an increase of 50 basis points in interest rates would result in a change of $11.6 million to the fair value of the net derivative liability, resulting in a net derivative liability of $6.5 million. A decrease of 50 basis points in interest rates would result in a $11.6 million change to the fair value of the net derivative liability, resulting in a net derivative liability of $29.7 million.
As the information presented above includes only those exposures that existed as of June 30, 2016, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs and assume no other changes in our capital structure.

Credit Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. The Company is subject to tenant, geographic and industry concentrations. Any downturn of the economic conditions in one or more of these tenants, states or industries could result in a material reduction of our cash flows or material losses to us.
The factors considered in determining the credit risk of our tenants include, but are not limited to: payment history; credit status and change in status (credit ratings for public companies are used as a primary metric); change in tenant space needs (i.e., expansion/downsize); tenant financial performance; economic conditions in a specific geographic region; and industry specific credit considerations. We believe that the credit risk of our portfolio is reduced by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2016 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2016, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
During the six months ended June 30, 2016, we paid distributions of $97.5 million, including $55.1 million through the issuance of shares pursuant to the Initial DRIP Offering. Net cash provided by operating activities for the six months ended June 30, 2016 was $101.0 million and reflected a reduction for real estate acquisition-related expenses incurred of $2.2 million. Our distributions for the six months ended June 30, 2016 were fully funded by net cash provided by operating activities.
During the year ended December 31, 2015, we paid distributions of $192.9 million, including $112.2 million through the issuance of shares pursuant to the Initial DRIP Offering. Net cash provided by operating activities for the year ended December 31, 2015 was $182.9 million and reflected a reduction for real estate acquisition-related expenses incurred of $15.5 million. We treat our real estate acquisition-related expenses as funded by proceeds from the Offerings, including proceeds from the DRIP Offerings. Therefore, for consistency, proceeds from the issuance of common stock for the year ended December 31, 2015 are considered a source of our distributions to the extent that real estate acquisition-related expenses have reduced net cash flows provided by operating activities. As such our 2015 distributions were funded by net cash provided by operating activities of $182.9 million, or 95%, and proceeds from the issuance of notes payable of $10.0 million, or 5%.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
We registered 26.0 million shares of common stock under the DRIP pursuant to a registration statement filed on Form S-3, which was filed with the SEC on December 19, 2013 and automatically became effective with the SEC upon filing. We ceased issuing shares under the Initial DRIP Offering effective as of June 30, 2016.
In addition, the Company registered 61.9 million shares of common stock under the Secondary DRIP Offering, which was filed with the SEC on August 2, 2016 and automatically became effective with the SEC upon filing. We will continue to issue shares of common stock in the Secondary DRIP Offering.
As of June 30, 2016, we had issued approximately 323.6 million shares of our common stock in the Offerings for gross proceeds of $3.2 billion, out of which we paid $256.5 million in selling commissions and dealer manager fees and $49.5 million in organization and offering costs to CR IV Advisors or its affiliates. With the net offering proceeds and indebtedness, we have acquired $4.8 billion in real estate and related assets and incurred acquisition costs of $132.1 million, including costs of $99.6 million in acquisition fees and expense reimbursements to CR IV Advisors.
Our share redemption program permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to significant conditions and limitations. Our board of directors reserves the right in its sole discretion at any time, and from time to time, to waive the one-year holding period in the event of death, bankruptcy or other exigent circumstances or terminate, suspend or amend the share redemption program. Under our share redemption program, we will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP Offerings, net of shares redeemed to date. In addition, generally we will limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP Offerings. As a result of the Board’s determination of an estimated value of the Company’s shares of common stock, the estimated value per share of

$9.70, as of August 31, 2015, serves as the most recent estimated value for purposes of the share redemption program, effective October 1, 2015, until such time as the Board determines a new estimated share value.
In general, we redeem shares on a quarterly basis. During the three months ended June 30, 2016, we redeemed shares, including those redeemable due to death, as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2016 - April 30, 2016	—	$—	—	(1)
May 1, 2016 - May 31, 2016	2,987,417	$9.58	2,987,417	(1)
June 1, 2016 - June 30, 2016	—	$—	—	(1)
Total	2,987,417		2,987,417	(1)
____________________________________

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
Unregistered Sales of Equity Securities
None.

Item 3.	Defaults Upon Senior Securities
No events occurred during the three months ended June 30, 2016 that would require a response to this item.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
The following disclosure would have otherwise been filed in a Current Report on Form 8-K under the heading “Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers”:
On August 12, 2016, our board of directors appointed Nathan D. DeBacker, age 36, as our chief financial officer and treasurer, effective August 15, 2016.  In addition, effective August 15, 2016, Mr. DeBacker was appointed as chief financial officer and treasurer of Cole Credit Property Trust V, Inc., Cole Office & Industrial REIT (CCIT II), Inc., and Cole Real Estate Income Strategy (Daily NAV), Inc. (together with the Company, the “Cole REITs”).
Effective August 8, 2016, Mr. DeBacker has served as senior vice president and chief financial officer, Cole REITs, of VEREIT. From May 2014 until joining VEREIT, Mr. DeBacker was the principal at CFO Financial Services, LLC, a certified public accounting firm that provided accounting, payroll, tax, forecasting and planning, business valuation and investment advisory services to business organizations.  From December 2005 until May 2014, Mr. DeBacker worked at Cole Capital and, following the merger with VEREIT, most recently as vice president of real estate planning and analysis. From 2002 until 2005, Mr. DeBacker worked as an auditor for the independent public accounting firm of Ernst & Young LLP.  Mr. DeBacker earned his bachelor’s degree in accounting from the University of Arizona and is a Certified Public Accountant.
Mr. DeBacker will replace Michael J. Bartolotta, who has served as our interim chief financial officer and treasurer since May 30, 2016. Mr. DeBacker did not enter into an employment agreement with us in connection with his appointment as the Company’s chief financial officer and treasurer, and the appointment of Mr. DeBacker as the Company’s chief financial officer and treasurer was not made pursuant to any arrangement or understanding between Mr. DeBacker and any other person. Mr. DeBacker has not had any direct or indirect material interests in any transaction with the Company or to which the Company is a party or in any currently proposed transaction with the Company or to which the Company is a party. Mr. DeBacker does have an employment agreement with VEREIT, dated as of August 8, 2016, relating to his position as senior vice president and chief financial officer, Cole REITs, of that company.

Item 6.	Exhibits
The exhibits listed on the Exhibit Index (following the signature section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cole Credit Property Trust IV, Inc. (Registrant)

By:	/s/ Michael J. Bartolotta
Name:	Michael J. Bartolotta
Title:	Interim Chief Financial Officer and Treasurer (Principal Financial Officer)
Date: August 12, 2016

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

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

4.1	Distribution Reinvestment Plan (Incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-3 (File No. 333-212832), filed August 2, 2016).
10.1
Third Modification Agreement, dated July 29, 2016, by and among Cole Operating Partnership IV, LP, JPMorgan Chase Bank, N.A. as administrative agent, and other lending institutions (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed August 4, 2016).

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