Form 10-Q
period 2016-09-30
COLE CREDIT PROPERTY TRUST IV, INC.
filed 2016-11-14
CIK 1498547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 10, 2016, there were approximately 310.9 million shares of common stock, par value $0.01 per share, of Cole Credit Property Trust IV, Inc. outstanding.

COLE CREDIT PROPERTY TRUST IV, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
 (in thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
ASSETS
Investment in real estate assets:
Land	$1,156,375	$1,113,987
Buildings, fixtures and improvements	3,203,709	3,071,618
Intangible lease assets	552,785	533,477
Total real estate investments, at cost	4,912,869	4,719,082
Less: accumulated depreciation and amortization	(355,204)	(253,115)
Total real estate investments, net	4,557,665	4,465,967
Investment in unconsolidated joint venture	—	18,359
Total real estate investments and related assets, net	4,557,665	4,484,326
Cash and cash equivalents	18,483	26,316
Restricted cash	9,988	8,274
Rents and tenant receivables, net	58,602	54,782
Due from affiliates	—	47
Prepaid expenses and other assets	3,458	4,359
Deferred costs, net	2,128	4,095
Total assets	$4,650,324	$4,582,199
LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and credit facility, net	$2,227,483	$2,066,563
Accounts payable and accrued expenses	33,033	26,418
Due to affiliates	5,452	5,613
Intangible lease liabilities, net	51,426	53,822
Distributions payable	15,969	16,568
Derivative liabilities, deferred rental income and other liabilities	26,738	26,100
Total liabilities	2,360,101	2,195,084
Commitments and contingencies
Redeemable common stock and noncontrolling interest	189,328	190,561
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 490,000,000 shares authorized, 311,883,192 and 312,093,211 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	3,119	3,121
Capital in excess of par value	2,607,302	2,607,367
Accumulated distributions in excess of earnings	(497,400)	(408,575)
Accumulated other comprehensive loss	(12,126)	(5,359)
Total stockholders’ equity	2,100,895	2,196,554
Total liabilities and stockholders’ equity	$4,650,324	$4,582,199
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
 (in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Rental income	$89,370	$81,958	$265,341	$236,472
Tenant reimbursement income	12,426	12,230	37,599	34,207
Total revenues	101,796	94,188	302,940	270,679
Operating expenses:
General and administrative	3,246	2,664	9,735	8,832
Property operating	5,738	5,068	16,603	14,882
Real estate tax	8,612	9,361	25,939	24,908
Advisory fees and expenses	10,587	8,926	31,100	25,733
Acquisition-related	1,417	2,518	3,592	11,785
Depreciation and amortization	33,452	30,955	100,399	89,586
Impairment	1,430	—	1,430	—
Total operating expenses	64,482	59,492	188,798	175,726
Operating income	37,314	34,696	114,142	94,953
Other income (expense):
Interest expense and other, net	(20,473)	(16,211)	(58,416)	(43,177)
Loss recognized on equity interest remeasured to fair value	(652)	—	(652)	—
Income before real estate dispositions	16,189	18,485	55,074	51,776
Gain on dispositions of real estate, net	1,939	—	2,053	—
Net income	18,128	18,485	57,127	51,776
Net income allocated to noncontrolling interest	32	33	99	84
Net income attributable to the Company	$18,096	$18,452	$57,028	$51,692
Weighted average number of common shares outstanding:
Basic and diluted	311,558,083	310,373,519	311,871,727	308,443,392
Net income per common share:
Basic and diluted	$0.06	$0.06	$0.18	$0.17
Distributions declared per common share	$0.16	$0.16	$0.47	$0.47
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME
 (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$18,128	$18,485	$57,127	$51,776
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps	3,751	(10,036)	(13,535)	(13,730)
Amount of loss reclassified from other comprehensive income (loss) into income as interest expense	2,181	1,912	6,768	4,489
Total other comprehensive income (loss)	5,932	(8,124)	(6,767)	(9,241)

Comprehensive income	24,060	10,361	50,360	42,535
Comprehensive income allocated to noncontrolling interest	32	33	99	84
Comprehensive income attributable to the Company	$24,028	$10,328	$50,261	$42,451
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
 (in thousands, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2016	312,093,211	$3,121	$2,607,367	$(408,575)	$(5,359)	$2,196,554
Issuance of common stock	8,493,197	85	82,298	—	—	82,383
Distributions to investors	—	—	—	(145,853)	—	(145,853)
Offering costs related to DRIP Offerings	—	—	(66)	—	—	(66)
Redemptions of common stock	(8,703,216)	(87)	(83,430)	—	—	(83,517)
Changes in redeemable common stock	—	—	1,133	—	—	1,133
Comprehensive income (loss)	—	—	—	57,028	(6,767)	50,261
Balance, September 30, 2016	311,883,192	$3,119	$2,607,302	$(497,400)	$(12,126)	$2,100,895
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
 (in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$57,127	$51,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	99,555	89,148
Amortization of deferred financing costs	4,190	3,358
Amortization of fair value adjustment of mortgage notes payable assumed	(63)	(278)
Straight-line rental income	(8,888)	(8,923)
Bad debt expense	(1)	178
Equity in income of unconsolidated joint venture	(615)	(660)
Return on investment from unconsolidated joint venture	615	900
Impairment of real estate assets	1,430	—
Fair value adjustment to contingent consideration	(2,672)	(1,756)
Gain on disposition of real estate assets, net	(2,053)	—
Loss recognized on equity interest remeasured to fair value	652	—
Changes in assets and liabilities:
Rents and tenant receivables	139	(2,303)
Prepaid expenses and other assets	(618)	(768)
Accounts payable and accrued expenses	8,237	10,289
Deferred rental income and other liabilities	(1,404)	(2,554)
Due from affiliates	47	467
Due to affiliates	(161)	(87)
Net cash provided by operating activities	155,517	138,787
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(197,038)	(472,116)
Real estate developments	—	(51,818)
Return of investment in unconsolidated joint venture	1,033	405
Acquisition of unconsolidated joint venture partner's interest	(1,626)	—
Proceeds from disposition of properties	25,947	—
Payment of property escrow deposits	(5,404)	(436)
Refund of property escrow deposits	6,404	4,335
Change in restricted cash	(1,714)	(4,948)
Net cash used in investing activities	(172,398)	(524,578)
Cash flows from financing activities:
Redemptions of common stock	(83,517)	(28,165)
Offering costs related to DRIP Offerings	(66)	—
Distributions to investors	(64,068)	(60,178)
Proceeds from notes payable and credit facility	441,420	928,366
Repayments of credit facility and notes payable	(279,315)	(469,405)
Payment of loan deposits	(3,378)	(2,742)
Refund of loan deposits	3,378	2,742
Deferred financing costs paid	(3,341)	(6,082)
Contributions from noncontrolling interest	—	762
Distributions to noncontrolling interest	(199)	(200)
Earnout liability paid	(1,866)	—
Net cash provided by financing activities	9,048	365,098
Net decrease in cash and cash equivalents	(7,833)	(20,693)
Cash and cash equivalents, beginning of period	26,316	55,287
Cash and cash equivalents, end of period	$18,483	$34,594
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
September 30, 2016
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
The Company registered $247.0 million of shares of common stock under the DRIP pursuant to a Registration Statement filed on Form S-3 (Registration No. 333-192958) (the “Initial DRIP Offering”), which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 19, 2013 and automatically became effective with the SEC upon filing. The Company ceased issuing shares under the Initial DRIP Offering effective as of June 30, 2016. At the completion of the Initial DRIP Offering, a total of approximately $241.7 million of common stock had been issued. The remaining $5.3 million of unsold shares from the Initial DRIP Offering were deregistered.
The Company registered an additional $600.0 million of shares of common stock under the DRIP pursuant to a Registration Statement filed on Form S-3 (Registration No. 333-212832) (the “Secondary DRIP Offering,” and together with the Initial DRIP Offering, the “DRIP Offerings,” and the DRIP Offerings collectively with the Offering, the “Offerings”), which was filed with the SEC on August 2, 2016 and automatically became effective with the SEC upon filing. The Company began issuing shares under the Secondary DRIP Offering beginning on August 2, 2016.
On September 27, 2015, the Company announced that its board of directors (the “Board”) had established an estimated value of the Company’s common stock, as of August 31, 2015, of $9.70 per share for purposes of assisting broker-dealers that participated in the Offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340. On November 10, 2016, the Board established an updated estimated per share net asset value (“NAV”) of the Company’s common stock, as of September 30, 2016, of $9.92 per share.
Prior to October 1, 2015, distributions were reinvested in shares of the Company’s common stock under the DRIP at a price of $9.50 per share. From October 1, 2015 to November 13, 2016, distributions were reinvested in shares of the Company’s common stock under the DRIP at a price of $9.70 per share, the estimated value per share as of August 31, 2015, as determined by the Board. Commencing on November 14, 2016, distributions will be reinvested in shares of the Company’s common stock under the DRIP at a price of $9.92 per share, the estimated per share NAV as of September 30, 2016, as determined by the Board. No distributions were reinvested in shares of the Company’s common stock under the DRIP between the Board’s establishment of the updated per share NAV on November 10, 2016 and November 14, 2016.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2016

As of September 30, 2016, the Company had issued approximately 326.4 million shares of its common stock in the Offerings, including 28.1 million shares issued in the DRIP Offerings, for gross offering proceeds of $3.2 billion before organization and offering costs, selling commissions and dealer manager fees of $306.0 million. As of September 30, 2016, the Company owned 882 properties, which includes nine medical office properties owned through a consolidated joint venture arrangement (the “Consolidated Joint Venture”), comprising 26.5 million rentable square feet of commercial space located in 45 states. As of September 30, 2016, the rentable square feet at these properties was 98.5% leased, including month-to-month agreements, if any.
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

During the nine months ended September 30, 2016, the Company adopted the U.S. Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which simplifies consolidation accounting by reducing the number of consolidation models and changing various aspects of current GAAP, including certain consolidation criteria for a VIE. For legal entities being evaluated for consolidation, the Company must first determine whether the interests that it holds and fees it receives qualify as variable interests in the entity. A variable interest is an investment or other interest that will absorb portions of an entity’s expected losses or receive portions of the entity’s expected residual returns. The Company’s evaluation includes consideration of fees paid to the Company where the Company acts as a decision maker or service provider to the entity being evaluated. If the Company determines that it holds a variable interest in an entity, it evaluates whether that entity is a VIE. VIEs are entities where investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or where equity investors, as a group, lack one of the following characteristics: (a) the power to direct the activities that most significantly impact the entity’s economic performance, (b) the obligation to absorb the expected losses of the entity, or (c) the right to receive the expected returns of the entity.
A VIE must be consolidated by its primary beneficiary, which is generally defined as the party who has a controlling financial interest in the VIE. The Company qualitatively assesses whether it is (or is not) the primary beneficiary of a VIE. Consideration of various factors include, but are not limited to, the Company’s ability to direct the activities that most significantly impact the entity’s economic performance and its obligation to absorb losses from or right to receive benefits of

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2016

the VIE that could potentially be significant to the VIE. The Company consolidates any VIEs when the Company is determined to be the primary beneficiary of the VIE, and the difference between consolidating the VIE and accounting for it using the equity method could be material to the Company’s consolidated financial statements. The Company continually evaluates the need to consolidate any VIEs based on standards set forth in GAAP as described above.
As of September 30, 2016 and December 31, 2015, the Company determined that it had a controlling interest in the Consolidated Joint Venture and therefore met the GAAP requirements for consolidation. From July 2013 to September 2016, the Company had an interest of approximately 90% in a multi-tenant property comprising 176,000 rentable square feet of commercial space (the “Unconsolidated Joint Venture”). As of December 31, 2015, the Company was not required to consolidate its interest in the Unconsolidated Joint Venture as the applicable joint venture entity did not qualify as a VIE and the Company did not meet the control requirement for consolidation. On September 22, 2016, the Company acquired the partner’s (the “Unconsolidated Joint Venture Partner”) approximately 10% interest in the Unconsolidated Joint Venture, which resulted in the consolidation of this property. As such, the Company consolidated this property as of the transaction date, reduced the carrying value to its estimated fair value, and recognized a loss of $652,000. See Note 4 — Real Estate Investments for a further discussion of this acquisition.
Reclassifications
Certain amounts in the Company’s prior period condensed consolidated unaudited financial statements have been reclassified to conform to the current period presentation. The Company has chosen to combine depreciation of $20.5 million and $59.4 million and amortization of $10.5 million and $30.2 million for the three and nine months ended September 30, 2015, respectively, into the line item depreciation and amortization in the condensed consolidated unaudited statements of operations. In addition, the Company has chosen to combine depreciation of $59.4 million and amortization of intangible lease assets and below-market lease intangibles, net of $29.7 million for the nine months ended September 30, 2015, into the line item depreciation and amortization, net in the condensed consolidated unaudited statements of cash flows. These reclassifications had no effect on previously reported totals or subtotals.
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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2016

their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. During the nine months ended September 30, 2016, a tenant filed for bankruptcy. As part of the Company’s quarterly impairment review procedures and considering the factor mentioned above, the Company recorded impairment charges of $1.4 million related to one property during the nine months ended September 30, 2016. The assumptions and uncertainties utilized in the evaluation of the impairment of real estate assets are discussed in detail in Note 3 — Fair Value Measurements. See also Note 4 — Real Estate Investments for further discussion regarding real estate investment activity. Subsequent to September 30, 2016, a tenant of two properties with an aggregate carrying value of $8.6 million filed for bankruptcy. The Company will assess the recoverability of the assets and recognize an impairment loss in the future if deemed necessary. Any such impairment losses will affect the Company’s assets and stockholders’ equity, operating and net income and comprehensive income. The evaluation of properties for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. As of September 30, 2015, the Company had noted potential impairment indicators at a property with an aggregate carrying value of $2.7 million. No impairment losses were recorded during the nine months ended 2015.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of September 30, 2016 or December 31, 2015.
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
Redeemable Noncontrolling Interest in Consolidated Joint Venture
On June 27, 2014, the Company completed the formation of the Consolidated Joint Venture. Pursuant to the joint venture agreement, the joint venture partner has a right to exercise an option (the “Option”), which became effective on June 27, 2016, whereby the Company will be required to purchase the ownership interest of the joint venture partner at fair market value. As of September 30, 2016, the Option has not been exercised. The Company determined it had a controlling interest in the Consolidated Joint Venture and, therefore, met the GAAP requirements for consolidation. The Company recorded net income of $99,000 and paid distributions of $199,000 related to the noncontrolling interest during the nine months ended September 30, 2016. The Company recorded the noncontrolling interest of $2.6 million as temporary equity in the mezzanine section of the condensed consolidated unaudited balance sheets, due to the redemption option existing outside the control of the Company.
Restricted Cash
The Company had $10.0 million and $8.3 million in restricted cash as of September 30, 2016 and December 31, 2015, respectively. Included in restricted cash was $4.4 million and $5.9 million held by lenders in lockbox accounts as of September 30, 2016 and December 31, 2015, respectively. As part of certain debt agreements, rents from certain encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess is disbursed to the Company. Also included in restricted cash was $5.6 million and $2.4 million held by

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2016

lenders in escrow accounts for real estate taxes and other lender reserves for certain properties, in accordance with the associated lender’s loan agreement, as of September 30, 2016 and December 31, 2015, respectively.
Revenue Recognition
Certain properties have leases where minimum rental payments increase during the term of the lease. The Company records rental income for the full term of each lease on a straight-line basis when earned and collectability is reasonably assured. When the Company acquires a property, the terms of existing leases are considered to commence as of the acquisition date for the purpose of this calculation. The Company defers the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Expected reimbursements from tenants for recoverable real estate taxes and operating expenses are included in tenant reimbursement income in the period when such costs are incurred.
The Company continually reviews receivables related to rent, including any unbilled straight-line rent, and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company will record an increase in the allowance for uncollectible accounts. As of September 30, 2016 and December 31, 2015, the Company had an allowance for uncollectible accounts of $211,000 and $301,000, respectively.
Recent Accounting Pronouncements
ASU No. 2014-09, Revenue from Contracts with Customers — The requirements were amended to remove inconsistencies in revenue requirements and to provide a more complete framework for addressing revenue issues across a broad range of industries and transaction types. The revised standard’s core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised standard also clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract to a customer. These provisions are effective January 1, 2018, and are to be applied retrospectively, with early adoption permitted for periods beginning after December 15, 2016 and interim periods thereafter. The Company has identified its revenue streams and is in the process of evaluating the impact on its consolidated financial statements and internal accounting processes; however, as the majority of the Company’s revenue is derived from real estate lease contracts, as discussed in relation to ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), the Company does not expect that the adoption of ASU 2014-09 or related amendments and modifications issued by the FASB will have a material impact on its consolidated financial statements.
From time to time, new accounting pronouncements are issued by various standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company is currently evaluating the effect that certain of these new accounting requirements may have on the Company’s accounting and related reporting and disclosures in the Company’s consolidated financial statements:
ASU No. 2016-01, Financial Instruments (Subtopic 825-10) — The amendments in this update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The amendments in this update also require an entity to present separately in other comprehensive income (loss), the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the consolidated balance sheets or the accompanying notes to the consolidated financial statements. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.
In February 2016, the FASB issued ASU 2016-02, which replaces the existing guidance in Accounting Standards Codification 840, Leases (Topic 842). ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as either finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use (“ROU”) asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the ROU asset, and for operating leases, the lessee would recognize a straight-line total lease expense. The provisions of ASU 2016-02 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 and are required to be applied on a modified retrospective approach. Early adoption is permitted.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2016

ASU No. 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships — The amendments in this update clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require de-designation of that hedging relationship, provided that all other hedge accounting criteria continue to be met. These provisions are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326) (“ASU 2016-13”). ASU 2016-13 requires more timely recording of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology in current GAAP. ASU 2016-13 is effective for fiscal years, and interim periods within, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which is intended to address diversity in practice related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in ASU 2016-15 address eight specific cash flow issues as well as application of the predominance principle (dependence on predominant source or use of receipt or payment) and are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted.
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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Notes payable and credit facility — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of September 30, 2016, the estimated fair value of the Company’s debt was $2.26 billion, compared to the carrying value of $2.24 billion. The estimated fair value of the Company’s debt as of December 31, 2015 was $2.08 billion, which approximated its carrying value.
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

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2016

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2016, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Other financial instruments — The Company considers the carrying values of its cash and cash equivalents, restricted cash, tenant and other receivables, accounts payable and accrued expenses, other liabilities, due to affiliates and distributions payable in order to approximate their fair values because of the short period of time between their origination and their expected realization as well as their highly-liquid nature. Due to the short-term maturities of these instruments, Level 1 inputs are utilized to estimate the fair value of these financial instruments.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of September 30, 2016, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
Items Measured at Fair Value on a Recurring Basis
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 (in thousands):

	Balance as of September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial liabilities:
Interest rate swaps	$(12,126)	$—	$(12,126)	$—
Contingent consideration	(332)	—	—	(332)
Total financial liabilities	$(12,458)	$—	$(12,126)	$(332)

	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Interest rate swaps	$519	$—	$519	$—
Total financial assets	$519	$—	$519	$—
Financial liabilities:
Interest rate swaps	$(5,878)	$—	$(5,878)	$—
Contingent consideration	(4,538)	—	—	(4,538)
Total financial liabilities	$(10,416)	$—	$(5,878)	$(4,538)

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2016

The following are reconciliations of the changes in liabilities with Level 3 inputs in the fair value hierarchy for the nine months ended September 30, 2016 and 2015 (in thousands):

Contingent Consideration Arrangements
Beginning Balance, December 31, 2015	$(4,538)
Purchases, fair value adjustments and payments made:
Purchases	(332)
Fair value adjustments	2,672
Payments made	1,866
Ending Balance, September 30, 2016	$(332)

Contingent Consideration Arrangements
Beginning Balance, December 31, 2014	$(3,405)
Purchases and fair value adjustments:
Purchases	(2,880)
Fair value adjustments	1,756
Ending Balance, September 30, 2015	$(4,529)
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
As discussed in Note 4 — Real Estate Investments, during the nine months ended September 30, 2016, real estate assets related to one property totaling approximately 7,000 square feet were deemed to be impaired, and its carrying value was reduced to an estimated fair value of $1.4 million, resulting in impairment charges of $1.4 million. The Company estimates fair values using Level 3 inputs and using a combined income and market approach, specifically using discounted cash flow analysis and recent comparable sales transactions. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgment and to make certain key assumptions, including, but not limited to, the following: (1) terminal capitalization; (2) discount rates; (3) the number of years the property will be held; (4) property operating expenses; and (5) re-leasing assumptions, including the number of months to re-lease, market rental income and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and the future performance and sustainability of the Company’s tenants.
The following table presents the impairment charges by asset class recorded during the nine months ended September 30, 2016 (in thousands):

Nine Months Ended
September 30, 2016
Asset class impaired:
Land	$502
Buildings, fixtures and improvements	713
Intangible lease assets	215
Total impairment loss	$1,430

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2016

NOTE 4 — REAL ESTATE INVESTMENTS
2016 Property Acquisitions
During the nine months ended September 30, 2016, the Company acquired 14 commercial properties for an aggregate purchase price of $197.0 million (the “2016 Acquisitions”).
The Company purchased the 2016 Acquisitions with net proceeds from the DRIP Offerings and available borrowings. The purchase price allocation for each of the Company’s acquisitions is preliminary and subject to change as the Company finalizes the allocation, which the Company expects will be prior to the end of the current fiscal year. The Company preliminarily allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the preliminary purchase price allocation for acquisitions purchased during the nine months ended September 30, 2016 (in thousands):

2016 Acquisitions
Land	$45,741
Buildings, fixtures and improvements	134,375
Acquired in-place leases (1)	16,807
Acquired above-market leases (2)	3,398
Intangible lease liabilities (3)	(3,295)
Total purchase price	$197,026
____________________________________

(1)	As of September 30, 2016, the weighted average amortization period for acquired in-place leases is 6.9 years for acquisitions completed during the nine months ended September 30, 2016.

(2)	As of September 30, 2016, the weighted average amortization period for acquired above-market leases is 5.0 years for acquisitions completed during the nine months ended September 30, 2016.

(3)	As of September 30, 2016, the weighted average amortization period for acquired intangible lease liabilities is 5.8 years for acquisitions completed during the nine months ended September 30, 2016.
The Company recorded revenue for the three and nine months ended September 30, 2016 of $3.4 million and $5.3 million, respectively, and a net loss for the three and nine months ended September 30, 2016 of $313,000 and $2.1 million, respectively, related to the 2016 Acquisitions.
The following information summarizes selected financial information of the Company as if all of the 2016 Acquisitions were completed on January 1, 2015 for each period presented below. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Pro forma basis:
Revenue	$103,315	$98,982	$311,312	$284,660
Net income	$17,973	$18,728	$58,777	$51,839
The pro forma information for the three and nine months ended September 30, 2016 was adjusted to exclude $1.4 million and $3.6 million, respectively, of acquisition-related expenses recorded during the three and nine months ended September 30, 2016. Accordingly, these costs were instead recognized in the pro forma information for the three and nine months ended September 30, 2015.
The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2015, and does not purport to represent the results of future operations.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2016

Property Dispositions
During the nine months ended September 30, 2016, the Company disposed of three single-tenant properties and one multi-tenant property for an aggregate gross sales price of $26.6 million, resulting in proceeds of $25.9 million after closing costs and a gain of $2.1 million. No disposition fees were paid to CR IV Advisors or its affiliates in connection with the sale of the properties and the Company has no continuing involvement with these properties. The gain on sale of real estate is included in gain on disposition of real estate, net in the consolidated statements of operations for all periods presented. The Company did not dispose of any properties during the nine months ended September 30, 2015.
Impairment of a Property
The Company performs quarterly impairment review procedures, primarily through continuous monitoring of events and changes in circumstances that could indicate that the carrying value of certain of its real estate assets may not be recoverable. See Note 2 — Summary of Significant Accounting Policies for a discussion on the Company’s accounting policies regarding impairment of real estate assets.
During the nine months ended September 30, 2016, one property with a carrying value of $2.8 million was deemed to be impaired and its carrying value was reduced to an estimated fair value of $1.4 million, resulting in impairment charges of $1.4 million, which were recorded in the condensed consolidated unaudited statements of operations. See Note 3 — Fair Value Measurements for a further discussion on these impairment charges.
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
The Company purchased the 2015 Acquisitions with net proceeds from the Initial DRIP Offering and available borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation for acquisitions purchased during the nine months ended September 30, 2015 (in thousands):

2015 Acquisitions
Land	$111,696
Buildings, fixtures and improvements	326,155
Acquired in-place leases	52,006
Acquired above-market leases	6,657
Intangible lease liabilities	(10,800)
Fair value adjustment of assumed notes payable	(253)
Total purchase price	$485,461
The Company recorded revenue for the three and nine months ended September 30, 2015 of $8.9 million and $17.3 million, respectively, and a net income (loss) for the three and nine months ended September 30, 2015 of $329,000 and $(6.2) million, respectively, related to the 2015 Acquisitions.
The following information summarizes selected financial information of the Company as if all of the 2015 Acquisitions were completed on January 1, 2014 for each period presented below. The table below presents the Company’s estimated revenue and net income (loss), on a pro forma basis, for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Pro forma basis:
Revenue	$95,232	$74,548	$282,887	$202,536
Net income (loss)	$21,134	$(3,561)	$66,265	$(346)
The pro forma information for the three and nine months ended September 30, 2015 was adjusted to exclude $2.5 million and $11.8 million, respectively, of acquisition-related expenses recorded during the three and nine months ended September 30,

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2016

2015. Accordingly, these costs were instead recognized in the pro forma information for the three and nine months ended September 30, 2014.
The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2014, and does not purport to represent the results of future operations.
Development Project
During the year ended December 31, 2014, the Company acquired one land parcel, upon which a 1.6 million square foot industrial property was expected to be constructed. The land was acquired for an aggregate amount of $23.9 million. As of September 30, 2015, the Company had a total investment in the development project of $90.7 million. During the year ended December 31, 2015, the Company substantially completed the development project and placed it in service.
Consolidated Joint Venture
As of September 30, 2016, the Company had an interest in a Consolidated Joint Venture that owns and manages nine medical office properties, with total assets of $54.2 million, which included $53.7 million of real estate assets, net of accumulated depreciation and amortization of $3.2 million, and total liabilities of $744,000. The Consolidated Joint Venture does not have any debt outstanding as of September 30, 2016. The Company has the ability to control operating and financial policies of the Consolidated Joint Venture. There are restrictions on the use of these assets as the Company would generally be required to obtain the partner’s (the “Consolidated Joint Venture Partner”) approval in accordance with the joint venture agreement for any major transactions. The Company and the Consolidated Joint Venture Partner are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.
Unconsolidated Joint Venture
As discussed in Note 2 — Summary of Significant Accounting Policies, during the nine months ended September 30, 2016, the Company acquired the Unconsolidated Joint Venture Partner’s approximately 10% interest in the Unconsolidated Joint Venture. The Company has determined that this transaction qualified as a business combination to be accounted for under the acquisition method. Accordingly, the assets and liabilities of this transaction were recorded in the Company’s condensed consolidated unaudited balance sheets at its estimated fair value as of the acquisition date. The fair value of the assets acquired, liabilities assumed and equity interests were estimated using significant assumptions consistent with the Company’s policy concerning the allocation of the purchase price of real estate assets, including current market rental rates, rental growth rates, capitalization and discount rates, interest rates and other variables. The results of this transaction are included in the Company’s condensed consolidated unaudited statements of operations beginning September 22, 2016.
The following table summarizes the transaction related to the business combination, including the preliminary amounts recognized for assets acquired and liabilities assumed, as indicated (in thousands):

September 22, 2016
Carrying value of the Company’s equity interest before business combination (1)	$18,952
Fair value of amounts recognized for assets acquired and liabilities assumed:
Land	4,685
Buildings, fixtures and improvements	11,615
Acquired in-place leases	1,340
Acquired above-market leases	1,168
Intangible lease liabilities	(618)
Other assets and liabilities	110
Total net assets	18,300
Loss recognized on equity interest remeasured to fair value	$(652)
____________________________________
(1)    Includes $1.6 million of cash paid to the Unconsolidated Joint Venture Partner.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2016

NOTE 5 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. During the nine months ended September 30, 2016, the Company entered into three interest rate swap agreements. As of September 30, 2016, the Company had 11 interest rate swap agreements. The following table summarizes the terms of the Company’s executed interest rate swap agreements designated as hedging instruments as of September 30, 2016 and December 31, 2015 (in thousands):

		Outstanding Notional				Fair Value of Assets and (Liabilities)
	Balance Sheet	Amount as of	Interest	Effective	Maturity	September 30,	December 31,
	Location	September 30, 2016	Rates (1)	Dates	Dates	2016	2015 (2)
Interest Rate Swaps	Derivative liabilities, deferred rental income and other liabilities	$1,028,803	2.55% to 4.75%	6/24/2013 to 9/01/2016	6/24/2018 to 7/01/2021	$(12,126)	$(5,878)
____________________________________

(1)	The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of September 30, 2016.
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
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the effective portion of the derivative instruments that are designated as hedges is recorded in other comprehensive income (loss), with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the three months ended September 30, 2016 and 2015, the amounts reclassified were $2.2 million and $1.9 million, respectively, and for the nine months ended September 30, 2016 and 2015, the amounts reclassified were $6.8 million and $4.5 million, respectively.
Any ineffective portion of the change in fair value of the derivative instruments is recorded in interest expense. There were no portions of the change in the fair value of the interest rate swaps that were considered ineffective during the nine months ended September 30, 2016 or 2015. During the next 12 months, the Company estimates that an additional $6.7 million will be reclassified from other comprehensive income (loss) as an increase to interest expense.
The Company has agreements with each of its derivative counterparties that contain provisions whereby if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value, inclusive of interest payments, of $12.7 million at September 30, 2016. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. There were no termination events or events of default related to the interest rate swaps as of September 30, 2016.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2016

NOTE 6 — NOTES PAYABLE AND CREDIT FACILITY
As of September 30, 2016, the Company had $2.2 billion of debt outstanding, including net deferred financing costs, with weighted average years to maturity of 3.7 years and a weighted average interest rate of 3.5%. The following table summarizes the debt balances as of September 30, 2016 and December 31, 2015, and the debt activity for the nine months ended September 30, 2016 (in thousands):

		During the Nine Months Ended September 30, 2016
	Balance as of December 31, 2015	Debt Issuances & Assumptions (1)	Repayments	Accretion and (Amortization)	Balance as of September 30, 2016
Fixed rate debt	$896,628	$268,420	$(315)	$—	$1,164,733
Variable rate debt	53,500	—	—	—	53,500
Credit facility	1,127,666	173,000	(279,000)	—	1,021,666
Total debt	2,077,794	441,420	(279,315)	—	2,239,899
Net premiums (2)	590	—	—	(63)	527
Deferred costs (3)	(11,821)	(3,522)	—	2,400	(12,943)
Total debt, net	$2,066,563	$437,898	$(279,315)	$2,337	$2,227,483

____________________________________

(1)	Includes deferred financing costs incurred during the period.

(2)
Net premiums on mortgage notes payable were recorded upon the assumption of the respective debt instruments. Amortization of these net premiums is recorded as a reduction to interest expense over the remaining term of the respective debt instruments using the effective-interest method.

(3)	Deferred costs relate to mortgage notes payable and the term portion of the credit facility.
As of September 30, 2016, the fixed rate debt outstanding of $1.2 billion included $217.1 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rates per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 2.6% to 5.0% per annum. The debt outstanding matures on various dates from June 2018 through October 2025. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $2.1 billion as of September 30, 2016. Each of the mortgage notes payable, comprising the fixed rate debt, is secured by the respective properties on which the debt was placed. As of September 30, 2016, the variable rate debt outstanding of $53.5 million had a weighted average interest rate of 3.2%. The variable rate debt outstanding matures on various dates from February 2018 to February 2020. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the variable rate debt outstanding was $106.8 million as of September 30, 2016.
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
Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month London Interbank Offered Rate (“LIBOR”) multiplied by the statutory reserve rate (the “Eurodollar Rate”) plus an interest rate spread ranging from 1.65% to 2.50% or (ii) a base rate, ranging from 0.65% to 1.50%, plus the greater of: (a) JPMorgan Chase’s Prime Rate; (b) the Federal Funds Effective Rate (as defined in the Amended and Restated Credit Agreement) plus 0.50%; or (c) the one-month LIBOR multiplied by the statutory reserve rate plus 1.00%. As of September 30, 2016, the Revolving Loans outstanding totaled $385.0 million, $250.0 million of which is subject to an interest rate swap agreement (the “Swapped Revolver”). The interest rate swap agreement has the effect of fixing the Eurodollar Rate beginning on December 31, 2015 through the maturity date of the Revolving Loans. The all-in rate for the Swapped Revolver was 3.1% as of September 30, 2016. As of September 30, 2016, the Term Loan outstanding totaled $636.7 million, $561.7 million of which is subject to interest rate swap agreements (the “Swapped Term Loan”). The interest rate swap agreements had the effect of fixing the Eurodollar Rate per annum through the maturity date of the Swapped Term Loan. As of September 30,

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2016

2016, the weighted average all-in rate for the Swapped Term Loan was 3.2%. As of September 30, 2016, the Company had $1.0 billion outstanding under the Credit Facility at a weighted average interest rate of 3.0% and $258.3 million in unused capacity, subject to borrowing availability.
The Amended and Restated Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Amended and Restated Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to the sum of (i) $425.0 million plus (ii) 75% of the issuance of equity from the date of the Amended and Restated Credit Agreement, a leverage ratio less than or equal to 60%, a fixed charge coverage ratio equal to or greater than 1.50, an unsecured debt to unencumbered asset value ratio equal to or less than 60%, an unsecured debt service coverage ratio equal to or greater than 1.75 and a secured debt ratio equal to or less than 40%. The Company believes it was in compliance with the covenants under the Amended and Restated Credit Agreement as of September 30, 2016.
NOTE 7 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the nine months ended September 30, 2016 and 2015 are as follows (in thousands):

	Nine Months Ended September 30,
	2016	2015
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$15,969	$15,973
Accrued capital expenditures	$1,115	$16,435
Accrued deferred financing costs	$4	$—
Common stock issued through distribution reinvestment plan	$82,383	$84,244
Change in fair value of interest rate swaps	$(6,767)	$(9,241)
Contingent consideration recorded upon property acquisitions	$332	$2,880
Fair value of notes payable assumed in real estate acquisition	$—	$15,233
Consolidation of real estate joint venture	$18,300	$—
Supplemental Cash Flow Disclosures:
Interest paid	$54,401	$39,852
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
September 30, 2016

NOTE 9 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred commissions, fees and expenses payable to CR IV Advisors and certain of its affiliates in connection with the Offerings and the acquisition, management and disposition of its assets.
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
Advisory fees and expenses
The Company pays CR IV Advisors a monthly advisory fee based upon the Company’s monthly average invested assets, which, for those assets acquired prior to September 1, 2015, is based on the estimated market value of such assets used to determine the Company’s estimated value per share, as discussed in Note 1 — Organization and Business, and for those assets acquired subsequent to September 1, 2015, is based on the purchase price. The monthly advisory fee is equal to the following amounts: (1) an annualized rate of 0.75% paid on the Company’s average invested assets that are between $0 to $2.0 billion; (2) an annualized rate of 0.70% paid on the Company’s average invested assets that are between $2.0 billion and $4.0 billion; and (3) an annualized rate of 0.65% paid on the Company’s average invested assets that are over $4.0 billion.
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
Disposition fees
If CR IV Advisors or its affiliates provide a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more properties (or the Company’s entire portfolio), the Company will pay CR IV Advisors or its affiliates a disposition fee in an amount equal to up to one-half of the real estate or brokerage commission paid by the Company to third parties on the sale of such properties, not to exceed 1.0% of the contract price of the properties sold; provided, however, in no event may the total disposition fees paid to CR IV Advisors, its affiliates and unaffiliated third parties exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. During the three and nine months ended September 30, 2016 and 2015, no disposition fees were incurred for any such services provided by CR IV Advisors or its affiliates.
Subordinated performance fees
If the Company is sold or its assets are liquidated, CR IV Advisors will be entitled to receive a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after investors have received, from regular distributions plus special distributions paid from proceeds of such sale, a return of their net capital invested and an 8.0% annual cumulative, non-compounded return. Alternatively, if the Company’s shares are listed on a national securities exchange, CR IV Advisors will be entitled to a subordinated performance fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing, exceeds the sum of the total amount of capital raised from investors and the amount of distributions necessary to generate an 8.0% annual cumulative, non-compounded return to investors. As an additional alternative, upon termination of the advisory agreement, CR IV Advisors may be entitled to a subordinated performance fee similar to the fee to which CR IV Advisors would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination. During the three and nine months ended September 30, 2016 and 2015, no subordinated performance fees were incurred related to any such events.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2016

The Company recorded fees and expense reimbursements as shown in the table below for services provided by CR IV Advisors or its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Acquisition fees and expenses	$2,087	$2,561	$4,442	$10,459
Advisory fees and expenses	$10,587	$8,926	$31,100	$25,733
Operating expenses	$1,121	$997	$3,135	$2,974
Of the amounts shown above, $5.5 million and $5.4 million had been incurred, but not yet paid, for services provided by CR IV Advisors or its affiliates in connection with the acquisitions and operations activities during the nine months ended September 30, 2016 and 2015, respectively, and such amounts were recorded as liabilities of the Company as of such dates.
Due to/from Affiliates
As of September 30, 2016, $5.5 million had been incurred primarily for advisory and operating expenses by CR IV Advisors or its affiliates, but had not yet been reimbursed by the Company. As of December 31, 2015, $5.6 million had been incurred primarily for advisory and operating expenses and prepaid insurance by CR IV Advisors or its affiliates, but had not yet been reimbursed by the Company. These amounts were included in due to affiliates in the condensed consolidated unaudited balance sheets as of such periods.
As of December 31, 2015, $47,000 was due from CR IV Advisors or its affiliates related to amounts received by affiliates of the advisor which were due to the Company. As of September 30, 2016, there were no amounts due from CR IV Advisors or its affiliates.
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
NOTE 11 — SUBSEQUENT EVENTS
Issuance of Shares of Common Stock in the Secondary DRIP Offering
The Company continues to issue shares of common stock in the Secondary DRIP Offering. Through November 10, 2016, the Company had issued approximately 4.7 million shares pursuant to the Secondary DRIP Offering, resulting in gross proceeds to the Company of $45.3 million.
Redemption of Shares of Common Stock
Subsequent to September 30, 2016 and through November 10, 2016, the Company redeemed approximately 2.8 million shares pursuant to the Company’s share redemption program for $27.0 million (at an average price per share of $9.67). Management, in its discretion, limited the amount of shares redeemed for the three months ended September 30, 2016 to shares issued in the DRIP Offerings during the period. The remaining redemption requests totaling approximately 1.2 million shares went unfulfilled.
Credit Facility and Notes Payable
As of November 10, 2016, the Company had $1.0 billion outstanding under the Credit Facility and $250.3 million in unused capacity, subject to borrowing availability.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2016

Estimated Per Share NAV
On November 10, 2016, the Board established an estimated per share NAV of the Company’s common stock, as of September 30, 2016, of $9.92 per share. Commencing on November 14, 2016, distributions will be reinvested in shares of the Company’s common stock under the DRIP at a price of $9.92 per share. Pursuant to the terms of the Company’s share redemption program, commencing on November 14, 2016, the updated estimated per share NAV of $9.92, as of September 30, 2016, will serve as the most recent estimated value for purposes of the share redemption program going forward, until such time as the Board determines a new estimated share value. No distributions were reinvested in shares of the Company’s common stock under the DRIP and no shares were redeemed between the Board’s establishment of the updated per share NAV on November 10, 2016 and November 14, 2016.

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

Definitions
We use certain defined terms throughout this Quarterly Report on Form 10-Q that have the following meanings:
The phrase “annualized rental income” refers to the straight-line rental revenue under our leases on operating properties owned as of the respective reporting date, which includes the effect of rent escalations and any tenant concessions, such as free rent, and excludes any bad debt allowances and any contingent rent, such as percentage rent. Management uses annualized rental income as a basis for tenant, industry and geographic concentrations and other metrics within the portfolio. Annualized rental income is not indicative of future performance.
Under a “net lease,” the tenant occupying the leased property (usually as a single tenant) does so in much the same manner as if the tenant were the owner of the property. There are various forms of net leases, most typically classified as triple net or double net. Triple net leases typically require the tenant to pay all expenses associated with the property (e.g., real estate taxes, insurance, maintenance and repairs). Double net leases typically require that the tenant pay all operating expenses associated with the property (e.g., real estate taxes, insurance and maintenance), but excludes some or all major repairs (e.g., roof, structure and parking lot). Accordingly, the owner receives the rent “net” of these expenses, rendering the cash flow associated with the lease predictable for the term of the lease. Under a net lease, the tenant generally agrees to lease the property for a significant term and agrees that it will either have no ability or only limited ability to terminate the lease or abate rent prior to the expiration of the term of the lease as a result of real estate driven events such as casualty, condemnation or failure by the landlord to fulfill its obligations under the lease.
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
On September 27, 2015, we announced that the board of directors established an estimated value of our common stock, as of August 31, 2015, of $9.70 per share for purposes of assisting broker-dealers that participated in the Offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340. On November 10, 2016, the board of directors established an updated estimated per share NAV of our common stock, as of September 30, 2016, of $9.92 per share.
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our indebtedness and acquisition and operating expenses. Rental and other property income accounted for 88% and 87% of our total revenue for the three months ended September 30, 2016 and 2015, respectively, and 88% and 87% of our total revenue for the nine months ended September 30, 2016 and 2015, respectively. As 98.5% of our rentable square feet was under lease, including any month-to-month agreements, as of September 30, 2016 with a weighted average remaining lease term of 10.1 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. CR IV Advisors regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If CR IV Advisors identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property or identifying a possible replacement tenant should the current tenant fail to perform on the lease.

Portfolio Information
As of September 30, 2016, we owned 882 properties located in 45 states, the gross rentable square feet of which was 98.5% leased, including any month-to-month agreements, with a weighted average lease term remaining of 10.1 years. As of September 30, 2016, no single tenant accounted for greater than 10% of our 2016 annualized rental income. We had certain geographic and industry concentrations in our property holdings. In particular, as of September 30, 2016, 77 of our properties were located in California, which accounted for 11% of our 2016 annualized rental income. In addition, we had tenants in the discount store and pharmacy industries, which accounted for 15% and 10%, respectively, of our 2016 annualized rental income. During the nine months ended September 30, 2016, we disposed of four properties, for an aggregate gross sales price of $26.6 million. The following table shows the property statistics of our real estate assets as of September 30, 2016 and 2015:

	September 30,
	2016	2015
Number of commercial properties	882	853
Rentable square feet (in thousands) (1)	26,454	22,855
Percentage of rentable square feet leased	98.5%	98.3%

(1) Includes square feet of the buildings on land parcels subject to ground leases.
The following table summarizes our real estate investment activity during the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Commercial properties acquired (1)	6	25	14	94
Purchase price of acquired properties (in thousands)	$97,086	$116,428	$197,026	$485,461
Rentable square feet (in thousands) (2)	592	576	1,175	2,683

(1) Excludes a property owned through the Unconsolidated Joint Venture that was consolidated during the nine months ended September 30, 2016.
(2) Includes square feet of the buildings on land parcels subject to ground leases.
Results of Operations
The following table provides summary information about our results of operations for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		2016 vs. 2015 Increase (Decrease)	Nine Months Ended September 30,		2016 vs. 2015 Increase (Decrease)
	2016	2015		2016	2015
Total revenues	$101,796	$94,188	$7,608	$302,940	$270,679	$32,261
General and administrative expenses	$3,246	$2,664	$582	$9,735	$8,832	$903
Property operating expenses	$5,738	$5,068	$670	$16,603	$14,882	$1,721
Real estate tax expenses	$8,612	$9,361	$(749)	$25,939	$24,908	$1,031
Advisory fees and expenses	$10,587	$8,926	$1,661	$31,100	$25,733	$5,367
Acquisition-related expenses	$1,417	$2,518	$(1,101)	$3,592	$11,785	$(8,193)
Depreciation and amortization	$33,452	$30,955	$2,497	$100,399	$89,586	$10,813
Operating income	$37,314	$34,696	$2,618	$114,142	$94,953	$19,189
Interest expense and other, net	$20,473	$16,211	$4,262	$58,416	$43,177	$15,239
Net income attributable to the Company	$18,096	$18,452	$(356)	$57,028	$51,692	$5,336

Revenues
Our revenue consists primarily of rental and other property income from net leased commercial properties. We also pay certain operating expenses subject to reimbursement by our tenants, which results in tenant reimbursement income.
The increase in revenue of $7.6 million and $32.3 million during the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015, was primarily due to the acquisition of 31 rental income-producing properties subsequent to September 30, 2015. Rental and other property income accounted for 88% and 87% of our total revenue for the three months ended September 30, 2016 and 2015, respectively, and 88% and 87% of our total revenue for the nine months ended September 30, 2016 and 2015, respectively. We also paid certain operating expenses subject to reimbursement by our tenants, which resulted in $12.4 million and $37.6 million of tenant reimbursement income during the three and nine months ended September 30, 2016, respectively, compared to $12.2 million and $34.2 million during the same periods in 2015.
General and Administrative Expenses
The primary general and administrative operating expense items are reimbursements to our advisor, accounting fees, escrow and trustee fees and state franchise and income taxes.
The increase in general and administrative expenses of $582,000 and $903,000 during the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015, was primarily due to increases in state franchise and income taxes, as well as increases in operating expense reimbursements to our advisor during the three and nine months ended September 30, 2016, primarily as a result of the acquisition of 31 rental income-producing properties subsequent to September 30, 2015. In addition, escrow and trustee fees increased during the three months ended September 30, 2016, as compared to the same period in 2015, as a result of the registration of shares for the Secondary DRIP Offering.
Property Operating Expenses
Property operating expenses such as property repairs, maintenance and property-related insurance include both reimbursable and non-reimbursable property expenses. We are reimbursed by tenants for reimbursable property operating expenses in accordance with the respective lease agreements.
The increase in property operating expenses of $670,000 during the three months ended September 30, 2016, as compared to the same period in 2015, was primarily due to the acquisition of 31 rental income-producing properties subsequent to September 30, 2015 and owning 875 properties for the entire three months ended September 30, 2016.
The increase in property operating expenses of $1.7 million during the nine months ended September 30, 2016, as compared to the same period in 2015, was primarily due to the acquisition of 31 rental income-producing properties subsequent to September 30, 2015 and owning 867 properties for the entire nine months ended September 30, 2016.
Real Estate Tax Expenses
The decrease in real estate tax expenses of $749,000 during the three months ended September 30, 2016, as compared to the same period in 2015, was primarily due to the timing of tax assessments during the three months ended September 30, 2015, partially offset by the acquisition of 31 rental income-producing properties subsequent to September 30, 2015, as well as recognizing a full period of real estate tax expense on 875 properties owned for the entire three months ended September 30, 2016.
The increase in real estate tax expenses of $1.0 million during the nine months ended September 30, 2016, as compared to the same period in 2015, was primarily due to the acquisition of 31 rental income-producing properties subsequent to September 30, 2015, as well as recognizing a full period of real estate tax expense on 867 properties owned for the entire nine months ended September 30, 2016.
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

The increase in advisory fees and expenses of $1.7 million during the three months ended September 30, 2016, as compared to the same period in 2015, was due to an increase in our average invested assets, as defined in the advisory agreement, to $5.2 billion over the three months ended September 30, 2016, compared to $4.6 billion over the three months ended September 30, 2015.
The increase in advisory fees and expenses of $5.4 million during the nine months ended September 30, 2016, as compared to the same period in 2015, was due to an increase in our average invested assets, as defined in the advisory agreement, to $5.2 billion over the nine months ended September 30, 2016, compared to $4.3 billion over the nine months ended September 30, 2015.
Acquisition-Related Expenses
Acquisition-related expenses include costs incurred for deals that were not consummated and the change in fair value of contingent consideration arrangements.
The decrease in acquisition-related expenses of $1.1 million during the three months ended September 30, 2016, as compared to the same period in 2015, was primarily due to the acquisition of six commercial properties for an aggregate purchase price of $97.1 million during the three months ended September 30, 2016, compared to the purchase of 25 commercial properties for an aggregate purchase price of $116.5 million during the three months ended September 30, 2015.
The decrease in acquisition-related expenses of $8.2 million during the nine months ended September 30, 2016, as compared to the same period in 2015, was primarily due to the acquisition of 14 commercial properties for an aggregate purchase price of $197.0 million during the nine months ended September 30, 2016, compared to the purchase of 94 commercial properties for an aggregate purchase price of $485.5 million during the nine months ended September 30, 2015.
Depreciation and Amortization
The increase in depreciation and amortization expenses of $2.5 million during the three months ended September 30, 2016, as compared to the same period in 2015, was primarily due to the acquisition of 31 rental income-producing properties subsequent to September 30, 2015 and owning 875 properties for the entire three months ended September 30, 2016.
The increase in depreciation and amortization expenses of $10.8 million during the nine months ended September 30, 2016, as compared to the same period in 2015, was primarily due to the acquisition of 31 rental income-producing properties subsequent to September 30, 2015 and owning 867 properties for the entire nine months ended September 30, 2016.
Interest Expense and Other, Net
Interest expense and other, net also includes amortization of deferred financing costs and equity in income related to the Unconsolidated Joint Venture.
The increase in interest expense and other, net of $4.3 million during the three months ended September 30, 2016, as compared to the same period in 2015, was primarily due to an increase in the average aggregate amount of debt outstanding to $2.2 billion during the three months ended September 30, 2016 from $1.9 billion during the three months ended September 30, 2015.
The increase in interest expense and other, net of $15.2 million during the nine months ended September 30, 2016, as compared to the same period in 2015, was primarily due to an increase in the average aggregate amount of debt outstanding to $2.2 billion during the nine months ended September 30, 2016 from $1.7 billion during the nine months ended September 30, 2015.
Same Store Properties
We review our stabilized operating results, measured by contract rental revenue, from properties that we owned for the entirety of both the current and prior year reporting periods, referred to as “same store” properties. Contract rental revenue is a supplemental non-GAAP financial measure of real estate companies’ operating performance. Contract rental revenue is considered by management to be a helpful supplemental performance measure, as it provides a consistent method for the comparison of our properties. In determining the same store property pool, we include all properties that were owned for the entirety of both the current and prior reporting periods, except for properties during the current or prior year that were under development or redevelopment.

“Non-same store” properties, as reflected in the table below, includes properties acquired on or after July 1, 2015 and any properties under development or redevelopment. As shown in the table below, contract rental revenue on the 823 same store properties for the three months ended September 30, 2016 increased $61,000 to $77.2 million, compared to $77.1 million for the three months ended September 30, 2015. The same store properties were 98.5% occupied as of September 30, 2016 and 98.3% occupied as of September 30, 2015. The following table shows the contract rental revenue from properties owned for both of the entire three months ended September 30, 2016 and 2015, along with a reconciliation to rental income, calculated in accordance with GAAP (dollar amounts in thousands):

	Number of Properties	Three Months Ended September 30,		Increase (Decrease)
Contract rental revenue		2016	2015	$ Change	% Change
“Same store” properties	823	$77,151	$77,090	$61	0.1%
“Non-same store” properties	59	8,822	1,030	7,792	757%
Disposed properties (1)	4	124	449	(325)	(72)%
Total contract rental revenue		86,097	78,569	7,528	10%

Straight-line rental income		2,984	2,917	67	2%
Amortization(2)		289	472	(183)	(39)%
Rental income - as reported		$89,370	$81,958	$7,412	9%
____________________________________
(1) We disposed of four properties during the nine months ended September 30, 2016.
(2) Includes amortization of above- and below-market lease intangibles and deferred lease incentives.
“Non-same store” properties, as reflected in the table below, includes properties acquired on or after January 1, 2015 and any properties under development or redevelopment. As shown in the table below, contract rental revenue on the 754 same store properties for the nine months ended September 30, 2016 increased $393,000 to $211.9 million, compared to $211.5 million for the nine months ended September 30, 2015. The same store properties were 98.4% occupied as of September 30, 2016 and 98.2% occupied as of September 30, 2015. The following table shows the contract rental revenue from properties owned for both of the entire nine months ended September 30, 2016 and 2015, along with a reconciliation to rental income, calculated in accordance with GAAP (dollar amounts in thousands):

	Number of Properties	Nine Months Ended September 30,		Increase (Decrease)
Contract rental revenue		2016	2015	$ Change	% Change
“Same store” properties	754	$211,893	$211,500	$393	0.2%
“Non-same store” properties	128	42,704	14,257	28,447	200%
Disposed properties (1)	4	1,012	1,354	(342)	(25)%
Total contract rental revenue		255,609	227,111	28,498	13%

Straight-line rental income		8,888	8,923	(35)	(0.4)%
Amortization(2)		844	438	406	93%
Rental income - as reported		$265,341	$236,472	$28,869	12%
 ____________________________________
(1) We disposed of four properties during the nine months ended September 30, 2016.
(2) Includes amortization of above- and below-market lease intangibles and deferred lease incentives.
Distributions
Our board of directors authorized a daily distribution, based on 366 days in the calendar year, of $0.001706776 per share for stockholders of record as of the close of business on each day of the period commencing on January 1, 2016 and ending on December 31, 2016. As of September 30, 2016, we had distributions payable of $16.0 million.
In addition, our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001711452 per share for stockholders of record as of the close of business on each day of the period commencing on January 1, 2017 and ending on March 31, 2017.

During the nine months ended September 30, 2016 and 2015, we paid distributions of $146.5 million and $144.4 million, respectively, including $82.4 million and $84.2 million, respectively, through the issuance of shares pursuant to the DRIP Offerings. Net cash provided by operating activities for the nine months ended September 30, 2016 was $155.5 million and reflected a reduction for real estate acquisition-related expenses incurred of $3.6 million in accordance with GAAP. For the nine months ended September 30, 2015, net cash provided by operating activities was $138.8 million and reflected a reduction for real estate acquisition-related expenses incurred of $11.8 million, in accordance with GAAP. Our distributions paid during the nine months ended September 30, 2016, including shares issued pursuant to the DRIP Offerings, were fully funded by net cash provided by operating activities. We treat our real estate acquisition-related expenses as covered by proceeds from the Offerings, including proceeds from the DRIP Offerings. Therefore, for consistency, proceeds from the issuance of common stock for the nine months ended September 30, 2016 are considered a source of our distributions to the extent that real estate acquisition-related expenses have reduced net cash flows provided by operating activities. The distributions paid during the nine months ended September 30, 2015, including shares issued pursuant to the DRIP Offerings, were funded by net cash provided by operating activities of $138.8 million, or 96%, and proceeds from the issuance of notes payable of $5.6 million, or 4%.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares of common stock back to us after they have held them for at least one year, subject to conditions and limitations. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP Offerings, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP Offerings. We received redemption requests of $7.8 million in excess of the net proceeds we received from issuance of shares under the DRIP Offerings during the three months ended September 30, 2016. Management, in its discretion, limited the amount of shares redeemed for the three months ended September 30, 2016 to shares issued pursuant to the DRIP Offerings during the period. During the nine months ended September 30, 2016, we received valid redemption requests under our share redemption program totaling approximately 9.8 million shares, of which we redeemed approximately 5.8 million shares as of September 30, 2016 for $56.0 million at an average redemption price of $9.60 per share and approximately 2.8 million shares subsequent to September 30, 2016 for $27.0 million at an average redemption price of $9.67 per share. The remaining redemption requests relating to approximately 1.2 million shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program. The share redemptions were funded with proceeds from the DRIP Offerings and net cash provided by operating activities.
Liquidity and Capital Resources
General
We expect to utilize funds from cash flow from operations and future proceeds from secured or unsecured financing to complete future property acquisitions and for general corporate uses. The sources of our operating cash flows will primarily be provided by the rental income received from current and future leased properties.
Our Credit Facility with JPMorgan Chase as administrative agent provides for borrowings of up to $1.28 billion, which includes a $636.7 million unsecured Term Loan and up to $643.3 million in unsecured Revolving Loans. As of September 30, 2016, we had $258.3 million in unused capacity under the Credit Facility, subject to borrowing availability. As of September 30, 2016, we also had cash and cash equivalents of $18.5 million.
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related investments and the payment of acquisition-related expenses, operating expenses, distributions, redemptions and interest and principal on current and any future debt financings. We expect to meet our short-term liquidity requirements through net cash provided by operations and proceeds from the Secondary DRIP Offering, as well as secured or unsecured borrowings from banks and other lenders to finance our future acquisitions. Operating cash flows are expected to increase as additional properties are added to our portfolio. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.

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
We expect that substantially all net cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we have used, and may continue to use, other sources to fund distributions, as necessary, including proceeds from the Offerings, borrowings on the Credit Facility and/or future borrowings on our unencumbered assets. To the extent that cash flows from operations are lower due to fewer properties being acquired or lower than expected returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash flows from the Secondary DRIP Offering or debt financings will be used to fund acquisitions, certain capital expenditures, repayments of outstanding debt or distributions and redemptions to our stockholders.
Contractual Obligations
As of September 30, 2016, we had $2.2 billion of debt outstanding with a weighted average interest rate of 3.5%. See Note 6 — Notes Payable and Credit Facility to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.
Our contractual obligations as of September 30, 2016 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments — fixed rate debt (2)	$1,164,733	$445	$73,998	$411,988	$678,302
Interest payments — fixed rate debt (3)	259,598	45,786	90,099	69,180	54,533
Principal payments — variable rate debt	53,500	—	33,000	20,500	—
Interest payments — variable rate debt (4)	3,710	1,712	1,732	266	—
Principal payments — credit facility	1,021,666	385,000	636,666	—	—
Interest payments — credit facility (5)	46,318	29,156	17,162	—	—
Total	$2,549,525	$462,099	$852,657	$501,934	$732,835
____________________________________

(1)	The table does not include amounts due to CR IV Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
Principal payment amounts reflect actual payments based on the face amount of notes payable secured by our wholly-owned properties. As of September 30, 2016, the fair value adjustment, net of amortization, of mortgage notes assumed was $527,000.

(3)
As of September 30, 2016, we had $217.1 million of variable rate debt effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.

(4)
As of September 30, 2016, we had variable rate debt outstanding of $53.5 million with a weighted average interest rate of 3.2%. We used the weighted average interest rate to calculate the debt payment obligations in future periods.

(5)
As of September 30, 2016, the Term Loan outstanding totaled $636.7 million, $561.7 million of which is subject to interest rate swap agreements. As of September 30, 2016 the weighted average all-in interest rate for the Swapped Term Loan was 3.2%. As of September 30, 2016, the Revolving Loans outstanding totaled $385.0 million, $250.0 million of which is subject to an interest rate swap agreement (the “Swapped Revolver”). The Swapped Revolver had an all-in interest rate of 3.1% as of September 30, 2016. The remaining $210.0 million outstanding under the Credit Facility had a weighted average interest rate of 2.3% as of September 30, 2016.

We expect to incur additional borrowings in the future to acquire additional properties and make other real estate-related investments. There is no limitation on the amount we may borrow against any single improved property. Our future borrowings will not exceed 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association REIT Guidelines;

however, we may exceed that limit if approved by a majority of our independent directors. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. Our advisor has set a target leverage ratio of 40% to 50% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets. As of September 30, 2016, our ratio of debt to total gross real estate assets net of gross intangible lease liabilities was 46.3%.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to investors. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as premiums or discounts, financing and issuance costs, and related accumulated amortization, less all cash and cash equivalents. As of September 30, 2016, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, was 45.9%. The following table provides a reconciliation of the notes payable and credit facility, net balance, as reported on our condensed consolidated unaudited balance sheet, to net debt as of September 30, 2016 (in thousands):

Balance as of September 30, 2016
Notes payable and credit facility, net	$2,227,483
Deferred costs and net premiums	$12,416
Less: Cash and cash equivalents	(18,483)
Net debt	$2,221,416

Gross real estate assets, net (1)	$4,840,123
Net debt leverage ratio	45.9%
______________________
(1) Net of gross intangible lease liabilities.
Cash Flow Analysis
Operating Activities. During the nine months ended September 30, 2016, net cash provided by operating activities increased $16.7 million to $155.5 million, compared to $138.8 million of net cash provided by operating activities for the nine months ended September 30, 2015. The change was primarily due to an increase in depreciation and amortization expenses of $11.2 million, an increase in net income of $5.4 million, and a net increase in working capital accounts of $1.2 million, partially offset by an increase in a contingent consideration fair value adjustment of $916,000. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities decreased $352.2 million to $172.4 million for the nine months ended September 30, 2016, compared to $524.6 million for the nine months ended September 30, 2015. The decrease was primarily due to the acquisition of 14 commercial properties for an aggregate purchase price of $197.0 million during the nine months ended September 30, 2016, compared to the acquisition of 94 commercial properties for an aggregate purchase price of $485.5 million during the nine months ended September 30, 2015, in addition to $51.8 million invested in a development project during the nine months ended September 30, 2015 and the disposal of four properties for an aggregate gross sales price of $26.6 million during the nine months ended September 30, 2016.
Financing Activities. During the nine months ended September 30, 2016, net cash provided by financing activities was $9.0 million, compared to $365.1 million provided by financing activities for the nine months ended September 30, 2015. The change was primarily due to a decrease in net borrowings on borrowing facilities and notes payable of $296.9 million and an increase in redemptions and cancellations of common stock of $55.4 million.
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
Critical Accounting Policies and Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We believe the following critical accounting policies govern the significant judgments and estimates used in the preparation of our financial statements, which should be read in conjunction with the more complete discussion of our accounting policies and procedures included in Note 2 — Summary of Significant Accounting Policies to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015. We consider our critical accounting policies to be the following:

•	Recoverability of Real Estate Assets;

•	Investment in the Unconsolidated Joint Venture;

•	Allocation of Purchase Price of Real Estate Assets; and

•	Derivative Instruments and Hedging Activities.
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
Conflicts of Interest
Affiliates of CR IV Advisors act as an advisor to, and our chief financial officer and one of our directors act as executive officers of, Cole Credit Property Trust V, Inc., Cole Office & Industrial REIT (CCIT II), Inc., Cole Real Estate Income Strategy (Daily NAV), Inc., Cole Office & Industrial REIT (CCIT III), Inc., and/or other real estate offerings in registration, all of which are REITs distributed and managed by affiliates of CR IV Advisors. As such, there are conflicts of interest where CR IV Advisors or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for VEREIT or another real estate program sponsored by Cole Capital, including other real estate offerings in registration, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management among others. The compensation arrangements between affiliates of CR IV Advisors and VEREIT and these other real estate programs sponsored by Cole Capital could influence the advice to us. See Part I, Item 1. Business — Conflicts of Interest in our Annual Report on Form 10-K for the year ended December 31, 2015.

Off-Balance Sheet Arrangements
As of September 30, 2016 and December 31, 2015, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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
Interest Rate Risk
As of September 30, 2016, we had variable rate debt of $263.5 million, excluding any debt subject to interest rate swap agreements, and therefore, we are exposed to interest rate changes in LIBOR. As of September 30, 2016, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $1.3 million per year.
As of September 30, 2016, we had 11 interest rate swap agreements outstanding, which mature on various dates from June 2018 through July 2021, with an aggregate notional amount of $1.0 billion and an aggregate fair value of the net derivative liability of $12.1 million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of September 30, 2016, an increase of 50 basis points in interest rates would result in a change of $10.8 million to the fair value of the net derivative liability, resulting in a net derivative liability of $1.3 million. A decrease of 50 basis points in interest rates would result in a $11.0 million change to the fair value of the net derivative liability, resulting in a net derivative liability of $23.1 million.
As the information presented above includes only those exposures that existed as of September 30, 2016, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs and assume no other changes in our capital structure.
Credit Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to us, to be similarly affected by changes in economic conditions. We are subject to tenant, geographic and industry concentrations. Any downturn of the economic conditions in one or more of these tenants, states or industries could result in a material reduction of our cash flows or material losses to us.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2016 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2016, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
During the nine months ended September 30, 2016, we paid distributions of $146.5 million, including $82.4 million through the issuance of shares pursuant to the DRIP Offerings. Net cash provided by operating activities for the nine months ended September 30, 2016 was $155.5 million and reflected a reduction for real estate acquisition-related expenses incurred of $3.6 million. Our distributions for the nine months ended September 30, 2016, including shares issued pursuant to the DRIP Offerings, were fully funded by net cash provided by operating activities.
During the year ended December 31, 2015, we paid distributions of $192.9 million, including $112.2 million through the issuance of shares pursuant to the Initial DRIP Offering. Net cash provided by operating activities for the year ended December 31, 2015 was $182.9 million and reflected a reduction for real estate acquisition-related expenses incurred of $15.5 million. We treat our real estate acquisition-related expenses as funded by proceeds from the Offerings, including proceeds from the DRIP Offerings. Therefore, for consistency, proceeds from the issuance of common stock for the year ended December 31, 2015 are considered a source of our distributions to the extent that real estate acquisition-related expenses have reduced net cash flows provided by operating activities. As such, our 2015 distributions, including shares issued pursuant to the Initial DRIP Offering, were funded by net cash provided by operating activities of $182.9 million, or 95%, and proceeds from the issuance of notes payable of $10.0 million, or 5%.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
We registered $247.0 million of shares of common stock under the Initial DRIP Offering, which was filed with the SEC on December 19, 2013 and automatically became effective with the SEC upon filing. We ceased issuing shares under the Initial DRIP Offering effective as of June 30, 2016.
In addition, we registered $600.0 million of shares of common stock under the Secondary DRIP Offering, which was filed with the SEC on August 2, 2016 and automatically became effective with the SEC upon filing. We will continue to issue shares of common stock in the Secondary DRIP Offering.
As of September 30, 2016, we had issued approximately 326.4 million shares of our common stock in the Offerings for gross proceeds of $3.2 billion, out of which we paid $256.5 million in selling commissions and dealer manager fees and $49.5 million in organization and offering costs to CR IV Advisors or its affiliates. With the net offering proceeds and indebtedness, we have acquired $4.9 billion in real estate and related assets and incurred acquisition costs of $133.5 million, including $101.7 million in acquisition fees and expense reimbursements to CR IV Advisors.
Our share redemption program permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to significant conditions and limitations. Under our share redemption program, we will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP Offerings, net of shares redeemed to date. In addition, generally we will limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP Offerings. We received redemption requests of $7.8 million in excess of the net proceeds we received from issuance of shares under the Secondary DRIP Offering during the three months ended September 30, 2016. Management, in its discretion, limited the amount of shares redeemed for the three months ended September 30, 2016 to shares received from the Secondary DRIP Offering during the period. The Board’s estimated value per share of $9.70, as of August 31, 2015, served as the most recent estimated value for purposes of the share redemption program for shares redeemed during the three months ended September 30, 2016. Commencing on November 14, 2016, the updated estimated per share NAV of $9.92, as of September 30, 2016, will serve as the most recent estimated value for purposes of the share redemption program going forward, until such time as the Board determines a new estimated share value. No shares were redeemed between November 10, 2016 and November 14, 2016.
In general, we redeem shares on a quarterly basis. During the three months ended September 30, 2016, we redeemed shares, including those redeemable due to death, as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2016 – July 31, 2016	—	$—	—	(1)
August 1, 2016 – August 31, 2016	2,826,342	$9.62	2,826,342	(1)
September 1, 2016 – September 30, 2016	17,589	$9.70	17,589	(1)
Total	2,843,931		2,843,931	(1)
____________________________________

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
Unregistered Sales of Equity Securities
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The exhibits listed on the Exhibit Index (following the signature section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cole Credit Property Trust IV, Inc. (Registrant)

By:	/s/ Nathan D. DeBacker
Name:	Nathan D. DeBacker
Title:	Chief Financial Officer and Treasurer (Principal Financial Officer)
Date: November 14, 2016

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

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