Form 10-K
period 2016-12-31
COLE CREDIT PROPERTY TRUST IV, INC.
filed 2017-03-28
CIK 1498547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There is no established market for the registrant’s shares of common stock. As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, there were approximately 311.6 million shares of common stock held by non-affiliates, for an aggregate market value of $3.0 billion, assuming a market value as of that date of $9.70 per share, the most recent estimated per share net asset value of the registrant’s common stock established by the registrant’s board of directors at that time. Effective March 28, 2017, the estimated per share net asset value of the registrant’s common stock as of December 31, 2016 is $10.08 per share.
As of March 23, 2017, there were approximately 311.7 million shares of common stock, par value per share of $0.01, of Cole Credit Property Trust IV, Inc. outstanding.
Documents Incorporated by Reference:
The Registrant incorporates by reference portions of the Cole Credit Property Trust IV, Inc. Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders (into Items 10, 11, 12, 13 and 14 of Part III).

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

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A. Risk Factors within this Annual Report on Form 10-K.

Definitions
We use certain defined terms throughout this Annual Report on Form 10-K that have the following meanings:
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
Under a “net lease,” the tenant occupying the leased property (usually as a single tenant) does so in much the same manner as if the tenant were the owner of the property. There are various forms of net leases, most typically classified as triple net or double net. Triple-net leases typically require the tenant to pay all expenses associated with the property (e.g., real estate taxes, insurance, maintenance and repairs). Double-net leases typically require that the tenant pay all operating expenses associated with the property (e.g., real estate taxes, insurance and maintenance), but excludes some or all major repairs (e.g., roof, structure and parking lot).

PART I

ITEM 1.	BUSINESS
Formation
Cole Credit Property Trust IV, Inc. (the “Company,” “we,” “our” or “us”) is a Maryland corporation that was formed on July 27, 2010, our date of inception, which has elected to be taxed, and qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2012. We are the sole general partner of and own, directly or indirectly, 100% of the partnership interests in Cole Operating Partnership IV, LP, a Delaware limited partnership (“CCPT IV OP”). We are externally managed by Cole REIT Advisors IV, LLC (“CR IV Advisors”), an affiliate of the Company’s sponsor, Cole Capital®, which is a trade name used to refer to a group of affiliated entities directly or indirectly controlled by VEREIT, Inc. (“VEREIT”), a widely-held public company whose shares of common stock are listed on the New York Stock Exchange (NYSE: VER). VEREIT indirectly owns and/or controls our external advisor, CR IV Advisors, the dealer manager for our Offering (as defined below), Cole Capital Corporation (“CCC”), our property manager, CREI Advisors, LLC (“CREI Advisors”), and our sponsor, Cole Capital.
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
Pursuant to a Registration Statement on Form S-11 filed under the Securities Act (Registration No. 333-169533) and declared effective by the SEC on January 26, 2012, we commenced our initial public offering on a “best efforts” basis of up to a maximum of $2.975 billion in shares of common stock (the “Offering”). On November 25, 2013, we reallocated $400.0 million in shares from our distribution reinvestment plan (the “DRIP”) portion of the Offering to the primary offering, and on February 18, 2014, we reallocated an additional $23.0 million in shares from the DRIP portion of the Offering to the primary offering. As a result of these reallocations, the initial public offering offered up to a maximum of approximately 292.3 million shares of our common stock at a price of $10.00 per share, and up to approximately 5.5 million additional shares pursuant to the DRIP under which our stockholders could have elected to have distributions reinvested in additional shares of common stock at a price of $9.50 per share (the “Offering”).
We terminated the Offering on April 4, 2014. At the completion of the Offering, a total of approximately 297.4 million shares of common stock had been issued, including approximately 292.3 million shares of common stock sold to the public pursuant to the primary portion of the Offering and approximately 5.1 million shares of common stock sold pursuant to the DRIP portion of the Offering. The remaining approximately 404,000 unsold shares from the Offering were deregistered.
In addition, we registered $247.0 million in shares of common stock under the DRIP pursuant to a Registration Statement on Form S-3 under the Securities Act (Registration No. 333-192958) (the “Initial DRIP Offering”), which was filed with the SEC on December 19, 2013 and automatically became effective with the SEC upon filing. We ceased issuing shares under the Initial DRIP Offering effective as of June 30, 2016. At the completion of the Initial DRIP Offering, a total of approximately $241.7 million of common stock had been issued. The remaining $5.3 million of unsold shares from the Initial DRIP Offering were deregistered.
We registered an additional $600.0 million of shares of common stock under the DRIP pursuant to a Registration Statement filed on Form S-3 (Registration No. 333-212832) (the “Secondary DRIP Offering,” and together with the Initial DRIP Offering, the “DRIP Offerings,” and the DRIP Offerings collectively with the Offering, the “Offerings”), which was filed with the SEC on August 2, 2016 and automatically became effective with the SEC upon filing. We have issued and will continue to issue shares of common stock under the Secondary DRIP Offering.
As of December 31, 2016, we had issued approximately 329.1 million shares of our common stock in the Offerings, including 30.8 million shares issued in the DRIP Offerings, for gross offering proceeds of $3.3 billion before organization and offering costs, selling commissions and dealer manager fees of $306.0 million.
On September 27, 2015, we announced that our board of directors had established an estimated value of the Company’s common stock, as of August 31, 2015, of $9.70 per share for purposes of assisting broker-dealers that participated in the Offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340. On November 10, 2016, our board of directors established an updated estimated per share net asset value

(“NAV”) of our common stock, as of September 30, 2016, of $9.92 per share. On March 24, 2017, our board of directors established an updated estimated per share NAV of our common stock, as of December 31, 2016, of $10.08 per share.
Prior to October 1, 2015, distributions were reinvested in shares of our common stock under the DRIP at a price of $9.50 per share. From October 1, 2015 to November 13, 2016, distributions were reinvested in shares of our common stock under the DRIP at a price of $9.70 per share, the estimated value per share as of August 31, 2015, as determined by our board of directors. From November 14, 2016 to March 27, 2017, distributions were reinvested in shares of our common stock under the DRIP at a price of $9.92 per share, the estimated per share NAV as of September 30, 2016, as determined by our board of directors. Commencing on March 28, 2017, following the board of directors’ determination of an updated estimated per share NAV, distributions will be reinvested in shares of our common stock under the DRIP at a price of $10.08 per share, the estimated per share NAV as of December 31, 2016, as determined by our board of directors. No distributions were reinvested in shares of our common stock under the DRIP between our board of directors’ establishment of the updated estimated per share NAV on March 24, 2017 and March 28, 2017.
We invest primarily in core commercial real estate investments primarily consisting of necessity retail properties located throughout the United States. We use the term “core” to describe existing properties currently operating and generating income that are leased to national and regional creditworthy tenants under long-term net leases and are strategically located. As of December 31, 2016, we owned 882 properties, which includes nine properties owned through a consolidated joint venture arrangement (the “Consolidated Joint Venture”), comprising 26.5 million rentable square feet of commercial space located in 45 states. As of December 31, 2016, the rentable space at these properties was 98.2% leased, including month-to-month agreements, if any.
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
Acquisition and Investment Policies
Types of Investments
We invest in income-producing necessity retail properties that are primarily single-tenant properties or anchored shopping centers, which are leased to national and regional creditworthy tenants under long-term net leases, and are strategically located throughout the United States. We consider necessity retail properties to be properties leased to retail tenants that attract consumers for everyday needs, such as pharmacies, home improvement stores, national superstores, restaurants and regional retailers. Anchored shopping centers are multi-tenant properties that are anchored by one or more large national, regional or local retailers.
For over three decades, our sponsor, Cole Capital, has developed and utilized this investment approach in acquiring and managing core commercial real estate assets primarily in the retail sector, but also in the office and industrial sectors as well. We believe that our sponsor’s experience in assembling real estate portfolios, which principally focus on national and regional creditworthy tenants subject to long-term leases, provides us with a competitive advantage. In addition, our sponsor has built an organization of approximately 350 employees who are experienced in the various aspects of acquiring, financing and managing commercial real estate, and we believe that our access to these resources provides us with a competitive advantage.
We have and may continue to invest in other income-producing properties, such as office and industrial properties, which may share certain core characteristics with our retail investments, such as a principal creditworthy tenant, a long-term net lease, and a strategic location. We believe investments in these types of office and industrial properties, which are essential to the business operations of the tenant, are consistent with our goal of providing investors with a stable stream of current income and an opportunity for capital appreciation.

Many of our properties are, and we anticipate that future properties will be, leased to tenants in the chain or franchise retail industry, including, but not limited to, convenience stores, drug stores and restaurant properties, as well as leased to large national retailers as standalone properties or as part of anchored shopping centers which are anchored by national, regional and local retailers. CR IV Advisors monitors industry trends and identifies properties on our behalf that serve to provide a favorable return balanced with risk. Our management primarily targets regional or national name brand retail businesses with established track records. We generally intend to hold each property for a period in excess of seven years.
By acquiring a large number of retail properties and anchored shopping centers, we believe that lower than expected results of operations from one or a few investments will not necessarily preclude our ability to realize our investment objective of cash flow from our overall portfolio. In addition, we believe that retail properties under long-term triple-net and double-net leases offer a distinct investment advantage since these properties generally require less management and operating capital, have less recurring tenant turnover and, with respect to single-tenant properties, often offer superior locations that are less dependent on the financial stability of adjoining tenants. In addition, since we acquire properties that are geographically diverse, we expect to minimize the potential adverse impact of economic slowdowns or downturns in local markets. Our management believes that a portfolio consisting of both freestanding retail properties and anchored shopping centers will enhance our liquidity opportunities for investors by making the sale of individual properties, multiple properties or our investment portfolio as a whole attractive to institutional investors.
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
We incur debt to acquire properties when CR IV Advisors determines that incurring such debt is in our best interests and in the best interests of our stockholders. In addition, from time to time, we have acquired and may continue to acquire some properties without financing and later incur mortgage debt secured by one or more of such properties if favorable financing terms are available. We use the proceeds from these loans to acquire additional properties. See “— Borrowing Policies” below for a more detailed description of our borrowing intentions and limitations.
Real Estate Underwriting Process
In evaluating potential property acquisitions consistent with our investment objectives, CR IV Advisors applies a well-established underwriting process to determine the creditworthiness of potential tenants. We consider a tenant to be creditworthy if we believe that the tenant has sufficient assets, cash flow generation and stability of operations to meet its obligations under the lease. Similarly, CR IV Advisors applies credit underwriting criteria to possible new tenants when we are leasing properties in our portfolio. Many of the tenants of our properties are, and we expect will continue to be, national or regional retail chains that are creditworthy entities having high net worth and operating income. CR IV Advisors’ underwriting process includes analyzing the financial data and other available information about the tenant, such as income statements, balance sheets, net worth, cash flow, business plans, data provided by industry credit rating services, and/or other information CR IV Advisors may deem relevant. Generally, these tenants must have a proven track record in order to meet the credit tests applied by CR IV Advisors. In addition, we may obtain guarantees of leases by the corporate parent of the tenant, in which case CR IV Advisors will analyze the creditworthiness of the guarantor. In many instances, especially in sale-leaseback situations where we are acquiring a property from a company and simultaneously leasing it back to the company under a long-term lease, we will meet with the tenant’s senior management to discuss the company’s business plan and strategy.
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
A Moody’s debt rating of Baa3, which is the lowest investment grade rating given by Moody’s, is assigned to companies which, in Moody’s opinion, are subject to moderate credit risk and, as such, may possess certain speculative characteristics. A Moody’s debt rating of AAA, which is the highest investment grade rating given by Moody’s, is assigned to companies which, in Moody’s opinion, are of the highest quality and subject to the lowest level of credit risk.
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
While we will utilize ratings by Moody’s and Standard & Poor’s as one factor in determining whether a tenant is creditworthy, CR IV Advisors also considers other factors in determining whether a tenant is creditworthy for the purpose of meeting our investment objectives. CR IV Advisors’ underwriting process considers information provided by third-party analytical services, such as Moody’s CreditEdge, along with CR IV Advisors’ own analysis of the financial condition of the tenant and/or the guarantor, the operating history of the property with the tenant, the tenant’s market share and track record within the tenant’s industry segment, the general health and outlook of the tenant’s industry segment, the strength of the tenant’s management team and the terms and length of the lease at the time of the acquisition.
Description of Leases
We expect, in most instances, to continue to acquire tenant properties with existing double-net or triple-net leases. “Net” leases means leases that typically require tenants to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, maintenance, insurance and building repairs related to the property, in addition to the lease payments. Triple-net leases typically require the tenant to pay all costs associated with a property in addition to the base rent and percentage rent, if any, including capital expenditures for the roof and the building structure. Double-net leases typically hold the landlord responsible for the capital expenditures for the roof and structure, while the tenant is responsible for all lease payments and remaining operating expenses associated with the property. Double-net and triple-net leases help ensure the predictability and stability of our expenses, which we believe will result in greater predictability and stability of our cash distributions to stockholders. Not all of our properties are, or will be subject to, net leases. In respect of anchored shopping centers, we expect to continue to have a variety of lease arrangements with the tenants of these properties. Since each lease is an individually negotiated contract between two or more parties, each lease will have different obligations of both the landlord and tenant. Many large national tenants have standard lease forms that generally do not vary from property to property. We will have limited ability to revise the terms of leases to those tenants. We have acquired and may continue to acquire properties subject to “gross” leases. “Gross” leases means leases that typically require the tenant to pay a flat rental amount and we would pay for all property charges regularly incurred as a result of our owning the property. When spaces in a property become vacant, existing leases expire, or we acquire properties under development or requiring substantial refurbishment or renovation, we generally expect to enter into “net” leases.
We generally expect to enter into long-term leases that have terms of ten years or more; however, certain leases may have a shorter term. We may continue to acquire properties under which the lease term has partially expired. We also may acquire properties with shorter lease terms if the property is in an attractive location, if the property is difficult to replace, or if the property has other significant favorable real estate attributes. Under most commercial leases, tenants are obligated to pay a predetermined annual base rent. Some of the leases also contain provisions that increase the amount of base rent payable at points during the lease term. We expect that many of our leases will continue to contain periodic rent increases. Generally, the leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. Tenants will be required to provide proof of insurance by furnishing evidence of insurance to CR IV Advisors on an annual basis. The evidence of insurance will be tracked and reviewed for compliance by CR IV Advisors personnel responsible for property and risk management. As a precautionary measure, we may obtain, to the extent available, secondary liability insurance, as well as loss of rents insurance that will typically cover one year of annual rent in the event of a rental loss.

Some leases may require that we procure insurance for both commercial general liability and property damage; however, generally the premiums are fully reimbursable from the tenant. In such instances, the policy will list us as the named insured and the tenant as the additional insured.
We do not expect to allow leases to be assigned or subleased without our prior written consent. If we do consent to an assignment or sublease, we generally expect the terms of such consent to provide that the original tenant remains fully liable under the lease unless we release that original tenant from its obligations.
We may enter into sale-leaseback transactions, pursuant to which we purchase properties and lease them back to the sellers of such properties. While we intend to use our best efforts to structure any such sale-leaseback transaction so that the lease will be characterized as a “true lease” and so that we are treated as the owner of the property for federal income tax purposes, the Internal Revenue Service (the “IRS”) could challenge this characterization. In the event that any sale-leaseback transaction is re-characterized as a financing transaction for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed, and in certain circumstances, we could lose our REIT status.
Real Estate Investment Decisions
CR IV Advisors has substantial discretion with respect to the selection of our specific investments, subject to our investment and borrowing policies, which are approved by our board of directors. In pursuing our investment objectives and making investment decisions on our behalf, CR IV Advisors evaluates the proposed terms of the investment against all aspects of the transaction, including the condition and financial performance of the asset, the terms of existing leases and the creditworthiness of the tenant, and property location and characteristics. Because the factors considered, including the specific weight we place on each factor, vary for each potential investment, we do not, and are not able to, assign a specific weight or level of importance to any particular factor.
CR IV Advisors procures and reviews an independent valuation estimate on each and every proposed investment. In addition, CR IV Advisors, to the extent such information is available, considers the following:

•	tenant rolls and tenant creditworthiness;

•	a property condition report;

•	unit level store performance;

•	property location, visibility and access;

•	age of the property, physical condition and curb appeal;

•	neighboring property uses;

•	local market conditions including vacancy rates and market rents;

•	area demographics, including trade area population and average household income;

•	neighborhood growth patterns and economic conditions;

•	presence of nearby properties that may positively or negatively impact store sales at the subject property; and

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

CR IV Advisors’ officers and key persons may have conflicts of interest in determining which program sponsored by Cole Capital should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, CR IV Advisors’ officers and key persons may face a conflict in structuring the terms of the relationship between our interests and the interests of any affiliated co-venturer and in managing the joint venture. Since some or all of CR IV Advisors’ officers and key persons may also advise the affiliated co-venturer, agreements and transactions between us and VEREIT or any other real estate programs sponsored by Cole Capital would not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceed the percentage of our investment in the joint venture.
We may enter into joint ventures with VEREIT, other real estate programs sponsored by Cole Capital, CR IV Advisors, one or more of our directors, or any of their respective affiliates, but only if a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction approve the transaction as being fair and reasonable to us and on substantially the same terms and conditions as those received by unaffiliated joint venturers, and the cost of our investment must be supported by a current third-party appraisal of the asset.
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

•	we would accrue a preferred return during construction on any equity investment;

•	the properties would be developed by third parties; and

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
We have and may continue to make periodic progress payments or other cash advances to developers and builders of our properties prior to completion of construction, but only upon receipt of an architect’s certification as to the percentage of the project then completed and as to the dollar amount of the construction then completed. We intend to use such additional controls on disbursements to builders and developers as we deem necessary or prudent. We have and may continue to directly employ one or more project managers, including CR IV Advisors or an affiliate of CR IV Advisors, to plan, supervise and implement the development of any unimproved properties that we may acquire. Such persons would be compensated directly by us or through an affiliate of CR IV Advisors and reimbursed by us. In either event, the compensation would reduce the amount of any construction fee, development fee or acquisition fee that we would otherwise pay to CR IV Advisors or its affiliate.
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

Other Possible Investments
Although we have invested and expect to continue to invest primarily in real estate, our portfolio may also include other real estate-related investments, such as mortgage, mezzanine, bridge and other loans and securities related to real estate assets, frequently, but not necessarily always, in the corporate sector; however, we do not intend for such investments to constitute a significant portion of our assets; and we will evaluate our assets to ensure that any such investments do not cause us to lose our REIT status, cause us or any of our subsidiaries to be an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), or cause our advisor to have assets under management that could require our advisor to register as an investment adviser under the Investment Advisers Act of 1940, as amended. We may make adjustments to our target portfolio based on real estate market conditions, capital raised, financing secured and investment opportunities. Thus, to the extent that CR IV Advisors presents us with high quality investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and do not cause us, our operating partnership or any other subsidiaries to meet the definition of an “investment company” under the Investment Company Act, our portfolio composition may vary from what we initially expect. Our board of directors has broad discretion to change our investment policies in order for us to achieve our investment objectives.
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
We may invest in first, second and third mortgage loans, mezzanine loans, bridge loans, wraparound mortgage loans, construction mortgage loans on real property and loans on leasehold interest mortgages. However, we will not make or invest in any loans that are subordinate to any mortgage or equity interest of our sponsor, CR IV Advisors, any of our directors or any of their or our affiliates. We also may invest in participations in mortgage loans. A mezzanine loan is a loan made in respect of certain real property but is secured by a lien on the ownership interests of the entity that, directly or indirectly, owns the real property. A bridge loan is short-term financing for an individual or business, until permanent or the next stage of financing can be obtained. Second mortgage and wraparound loans are secured by second or wraparound deeds of trust on real property that is already subject to prior mortgage indebtedness. A wraparound loan is one or more junior mortgage loans having a principal amount equal to the outstanding balance under the existing mortgage loan, plus the amount actually to be advanced under the wraparound mortgage loan. Under a wraparound loan, we would generally make principal and interest payments on behalf of the borrower to the holders of the prior mortgage loans. Third mortgage loans are secured by third deeds of trust on real property that is already subject to prior first and second mortgage indebtedness. Construction loans are loans made for either original development or renovation of property. Construction loans in which we would generally consider an investment would be secured by first deeds of trust on real property for terms of six months to two years. Loans on leasehold interests are secured by an assignment of the borrower’s leasehold interest in the particular real property. These loans are generally for terms of six months to 15 years. The leasehold interest loans are either amortized over a period that is shorter than the lease term or have a maturity date prior to the date the lease terminates. These loans would generally permit us to cure any default under the lease. Participations in mortgage loans are investments in partial interests of mortgages of the type described above that are made and administered by third-party mortgage lenders.
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
At the same time, CR IV Advisors believes in utilizing leverage in a moderate fashion. While there is no limitation on the amount we may borrow against any single improved property, our charter limits our aggregate borrowings to 75% of the cost of our gross assets (or 300% of net assets) (before deducting depreciation or other non-cash reserves) unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. Consistent with CR IV Advisors’ approach toward the moderate use of leverage, our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. Our advisor has set a target leverage ratio of 40% to 50% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets. Fair market value is based on the estimated market value of our real estate assets as of September 30, 2016 used to determine our estimated per share NAV, and for those assets acquired from October 1, 2016 through December 31, 2016, is based on the purchase price. As of December 31, 2016, our ratio of debt to the cost (before deducting depreciation or other non-cash reserves) of our gross assets was 46.5% (46.3% including adjustment to debt for cash and cash equivalents), and our ratio of debt to the fair market value of our gross assets was 41.8%.
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
Disposition Policies
We intend to hold each property we acquire for an extended period, generally in excess of seven years. Holding periods for other real estate-related investments may vary. Regardless of intended holding periods, circumstances might arise that could cause us to determine to sell an asset before the end of the expected holding period if we believe the sale of the asset would be in the best interests of our stockholders. The determination of whether a particular asset should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing and projected economic conditions, current tenant rolls and tenant creditworthiness, whether we could apply the proceeds from the sale of the asset to make other investments, whether disposition of the asset would increase cash flow, and whether the sale of the asset would be a prohibited transaction under the Internal Revenue Code or otherwise impact our status as a REIT for federal income tax purposes. The selling price of a property that is net leased will be determined in large part by the amount of rent payable under the lease. If a tenant has a repurchase option at a formula price, we may be limited in realizing any appreciation. In connection with our sales of properties, we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale. During the year ended December 31, 2016, we sold five properties for an aggregate gross sales price of $31.6 million, resulting in net cash proceeds of $30.8 million and a gain of $2.9 million.
Acquisition of Properties from Affiliates of CR IV Advisors
We may acquire properties or interests in properties from, or in co-ownership arrangements with, entities affiliated with CR IV Advisors, including properties acquired from affiliates of CR IV Advisors engaged in construction and development of commercial real properties. We will not acquire any property from an affiliate of CR IV Advisors unless a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction determine that the transaction is fair and reasonable to us. The purchase price that we will pay for any property we acquire from affiliates of CR IV Advisors, including property developed by an affiliate of CR IV Advisors as well as property held by such an affiliate that has already been developed, will not exceed the current appraised value of the property. In addition, the price of the property we acquire from an affiliate of CR IV Advisors may not exceed the cost of the property to the affiliate, unless a majority of our directors (including a majority of our independent directors) determine that substantial justification for the excess exists and the excess is reasonable. During the year ended December 31, 2016, we did not purchase any properties from affiliates of our advisor.
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
Interests in Other Real Estate Programs and Other Concurrent Offerings
Affiliates of CR IV Advisors act as an advisor to, and our chief financial officer and chief executive officer act as executive officers of, Cole Credit Property Trust V, Inc. (“CCPT V”), Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”), Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”), and Cole Real Estate Income Strategy (Daily NAV), Inc. (“Cole Income NAV Strategy”), all of which are/or intend to be public, non-listed REITs distributed and managed by affiliates of CR IV Advisors. In addition, all of these programs primarily focus on the acquisition and management of commercial properties subject to long-term net leases to creditworthy tenants and have acquired or may acquire assets similar to ours. VEREIT and CCPT V, like us, focus primarily on the retail sector, while CCIT II and CCIT III focus primarily on the office and industrial sectors and Cole Income NAV Strategy focuses primarily on commercial properties in the retail, office and industrial sectors. Nevertheless, the investment strategy used by each REIT would permit them to purchase certain properties that may also be suitable for our portfolio.
CCIT II’s initial public offering of up to $2.975 billion in shares of common stock was declared effective by the SEC on September 17, 2013. CCIT II is no longer offering shares for investment to the public as of the date of this Annual Report on Form 10-K. Cole Income NAV Strategy’s offerings of up to $4.0 billion in shares of common stock of three classes were declared effective by the SEC on December 6, 2011, August 26, 2013 and February 10, 2017. CCPT V’s initial public offering of up to $2.975 billion in shares of common stock was declared effective by the SEC on March 17, 2014. CCIT III’s initial public offering of up to $3.5 billion in shares of common stock of two classes was declared effective by the SEC on September 22, 2016.
VEREIT and other real estate programs sponsored by Cole Capital, including other real estate offerings in registration, could compete with us in the sale or operation of our assets. We will seek to achieve any operating efficiencies or similar savings that may result from affiliated management of competitive assets. However, to the extent such programs own or acquire property that is adjacent, or in close proximity, to a property we own, our property may compete with such other program’s property for tenants or purchasers.

Property acquisitions are allocated among VEREIT and the real estate programs sponsored by Cole Capital pursuant to an asset allocation policy. Additionally, for programs sponsored by Cole Capital that commenced operations on or after March 5, 2013, VEREIT retains a right of first refusal for all opportunities to acquire real estate and real estate-related assets or portfolios with a purchase price greater than $100 million. This right of first refusal applies to CCPT V, CCIT II and CCIT III, but does not apply to us or Cole Income NAV Strategy. In the event that an investment opportunity becomes available that may be suitable for both us and VEREIT or one or more other programs sponsored by Cole Capital, and for which more than one of such entities has sufficient uninvested funds, an allocation committee, which is comprised entirely of employees of our sponsor and its affiliates (the “Allocation Committee”), with oversight by the respective boards of directors, will examine the following factors, among others, in determining the entity for which the investment opportunity is most appropriate:
•the investment objective of each entity;
•the anticipated operating cash flows of each entity and the cash requirements of each entity;

•	the effect of the acquisition both on diversification of each entity’s investments by type of property, geographic area and tenant concentration;
•the amount of funds available to each program and the length of time such funds have been available for investment;
•the policy of each entity relating to leverage of properties;
•the income tax effects of the purchase to each entity; and
•the size of the investment.
If, in the judgment of the Allocation Committee, the investment opportunity may be equally appropriate for more than one program, then the entity that has had the longest period of time elapse since it was allocated an investment opportunity of a similar size and type (e.g., office, industrial, retail properties or anchored shopping centers) will be allocated such investment opportunity.
If a subsequent development, such as a delay in the closing of the acquisition or a delay in the construction of a property, causes any such investment, in the opinion of the Allocation Committee, to be more appropriate for an entity other than the entity that committed to make the investment, the Allocation Committee may determine that VEREIT or another program sponsored by Cole Capital will make the investment. Our board of directors has a duty to ensure that the method used for the allocation of the acquisition of properties by VEREIT or by other programs sponsored by Cole Capital seeking to acquire similar types of properties is applied fairly to us.
Although our board of directors has adopted a policy limiting the types of transactions that we may enter into with CR IV Advisors and its affiliates, including VEREIT and other real estate programs sponsored by Cole Capital, we may still enter into certain such transactions, which are subject to inherent conflicts of interest. Similarly, joint ventures involving affiliates of CR IV Advisors also give rise to conflicts of interest. In addition, our board of directors may encounter conflicts of interest in enforcing our rights against any affiliate of CR IV Advisors in the event of a default by or disagreement with an affiliate or in invoking powers, rights or options pursuant to any agreement between us and CR IV Advisors, any of its affiliates, VEREIT or another real estate program sponsored by Cole Capital.
Other Activities of CR IV Advisors and Its Affiliates
We rely on CR IV Advisors for the day-to-day operation of our business pursuant to an advisory agreement. As a result of the interests of members of its management in VEREIT and other real estate programs sponsored by Cole Capital and the fact that they have also engaged and will continue to engage in other business activities, CR IV Advisors and its officers, key persons and respective affiliates may have conflicts of interest in allocating their time between us, VEREIT and other real estate programs sponsored by Cole Capital and other activities in which they are involved. However, CR IV Advisors believes that it and its affiliates have sufficient personnel to discharge fully their responsibilities to all of the real estate programs sponsored by Cole Capital and other ventures in which they are involved.
In addition, certain of our executive officers also serve as an officer and/or director of CR IV Advisors, our property manager and/or other affiliated entities. As a result, these individuals owe duties to these other entities, as applicable, which may conflict with the duties that they owe to us and our stockholders.
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
A transaction involving the purchase or sale of properties, or the purchase or sale of any other real estate-related investment will likely result in the receipt of fees and other compensation by CR IV Advisors and its affiliates, including acquisition and advisory fees, disposition fees and the possibility of subordinated performance fees. Subject to oversight by our board of directors, CR IV Advisors will continue to have considerable discretion with respect to all decisions relating to the terms and timing of all transactions. Therefore, CR IV Advisors may have conflicts of interest concerning certain actions taken on our behalf, particularly due to the fact that acquisition fees will generally be based on the cost of the investment and payable to CR IV Advisors and its affiliates regardless of the quality of the properties acquired. The advisory fees are based on the estimated value of our investments which were acquired prior to the “as of” date of the most recent estimated per share NAV and are based on the costs of the investments acquired subsequent to the date of the most recent estimated per share NAV. Basing acquisition fees and advisory fees on the cost or estimated value of our investments may influence CR IV Advisors’ decisions relating to property acquisitions.
Employees
We have no direct employees. The employees of CR IV Advisors and its affiliates provide services to us related to acquisitions and dispositions, property management, asset management, financing, accounting, investor relations and administration. The employees of CCC, the dealer manager for the Offering, provided wholesale brokerage services during the Offering.
We are dependent on CR IV Advisors and its affiliates for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, property management and other general administrative responsibilities. In the event that these companies are unable to provide these services to us, we would be required to obtain such services from other sources.
We reimburse CR IV Advisors and its affiliates for expenses incurred in connection with its provision of administrative, acquisition, property management, asset management, financing, accounting and investor relation services, including personnel costs, subject to certain limitations. During the years ended December 31, 2016, 2015 and 2014, $9.7 million, $9.7 million and $7.3 million, respectively, were recorded for reimbursement of services provided by CR IV Advisors and its affiliates in connection with the acquisition, management, and financing of our assets. In addition, during the year ended December 31, 2014, $7.3 million was recorded for the reimbursement of certain third-party and personnel costs allocated in connection with the issuance of shares pursuant to the Offering. No amounts were recorded for the reimbursement of certain third-party and personnel costs allocated in connection with the issuance of shares pursuant to the Offering during the years ended December 31, 2016 and 2015.
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

Property Concentrations
As of December 31, 2016, no single tenant accounted for greater than 10% of our 2016 annualized rental income. As of December 31, 2016, 77 of our properties were located in California, which accounted for 11% of our 2016 annualized rental income. In addition, we have tenants in the discount store and pharmacy industries, which comprised 15% and 10%, respectively, of our 2016 annualized rental income. See Part I, Item 2. Properties of this Annual Report on Form 10-K for additional information regarding the geographic concentration of our properties.
Environmental Matters
All real property and the operations conducted on real property are subject to federal, state and local laws, ordinances and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, the presence and release of hazardous substances and the remediation of any associated contamination. Federal, state and local laws in this area are constantly evolving, and we intend to take commercially reasonable steps to protect ourselves from the impact of these laws. We carry environmental liability insurance on our properties that will provide limited coverage for remediation liability and/or pollution liability for third-party bodily injury and/or property damage claims for which we may be liable.
We generally will not purchase any property unless and until we also obtain what is generally referred to as a “Phase I” environmental site assessment and are generally satisfied with the environmental status of the property. However, we may purchase a property without obtaining such assessment if our advisor determines the assessment is not necessary because there exists a recent Phase I environmental site assessment that we deem satisfactory. A Phase I environmental site assessment generally consists of a visual survey of the building and the property in an attempt to identify areas of potential environmental concerns, visually observing neighboring properties to assess surface conditions or activities that may have an adverse environmental impact on the property, interviewing the key site manager and/or property owner, contacting local governmental agency personnel and performing an environmental regulatory database search in an attempt to determine any known environmental concerns in, and in the immediate vicinity of, the property. A Phase I environmental site assessment does not generally include any sampling or testing of soil, ground water or building materials from the property and may not reveal all environmental hazards on a property.
In the event the Phase I environmental site assessment uncovers potential environmental problems with a property, our advisor will determine whether we will pursue the investment opportunity and whether we will have a “Phase II” environmental site assessment performed. The factors we may consider in determining whether to conduct a Phase II environmental site assessment include, but are not limited to, (1) the types of operations conducted on the property and surrounding property, (2) the time, duration and materials used during such operations, (3) the waste handling practices of any tenants or property owners, (4) the potential for hazardous substances to be released into the environment, (5) any history of environmental law violations on the subject property and surrounding properties, (6) any documented environmental releases, (7) any observations from the consultant that conducted the Phase I environmental site assessment, and (8) whether any party (e.g., surrounding property owners, prior owners or tenants) may be responsible for addressing the environmental conditions. We will determine whether to conduct a Phase II environmental site assessment on a case by case basis.
We have acquired and we expect that some of the properties that we acquire in the future may contain, at the time of our investment, or may have contained prior to our investment, storage tanks for the storage of petroleum products and other hazardous or toxic substances. All of these operations create a potential for the release of petroleum products or other hazardous or toxic substances. Some of the properties that we acquire may be adjacent to or near other properties that have contained or contain storage tanks used to store petroleum products or other hazardous or toxic substances. In addition, certain of the properties that we acquire may be on, or adjacent to or near other properties upon which others, including former owners or tenants of our properties, have engaged, or may in the future engage, in activities that may release petroleum products or other hazardous or toxic substances.
From time to time, we may acquire properties, or interests in properties, with known adverse environmental conditions where we believe that the environmental liabilities associated with these conditions are significant and quantifiable but that the acquisition will yield a superior risk-adjusted return. In such an instance, we will estimate the costs of environmental investigation, clean-up and monitoring in determining the purchase price. Further, in connection with property dispositions, we may agree to remain responsible for, and to bear the cost of, remediating or monitoring certain environmental conditions on the properties.
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
We currently have not identified all of the properties or real estate-related investments that we may purchase. We have established policies relating to the types of investments we will make and the creditworthiness of tenants of our properties, but our advisor has wide discretion in implementing these policies, subject to the oversight of our board of directors. Additionally, our advisor has discretion to determine the location, number and size of our investments and the percentage of net proceeds we may dedicate to a single investment. As a result, you will not be able to evaluate the economic merit of our future investments until after such investments have been made. Therefore, an investment in our shares is speculative.
Our stockholders should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that, like us, have not identified all properties or real estate-related investments that they intend to purchase. To be successful in this market, we and our advisor must, among other things:

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
We may not succeed in achieving these goals, and our failure to do so could cause our stockholders to lose all or a portion of their investment.
Our shares have limited liquidity and we are not required, through our charter or otherwise, to provide for a liquidity event. There is no public trading market for our shares and there may never be one; therefore, it will be difficult for our stockholders to sell their shares. Our stockholders should view our shares only as a long-term investment.
There is no public market for our common stock and there may never be one. In addition, although we presently intend to consider alternatives for providing liquidity for our stockholders beginning five to seven years following the termination of our initial public offering, we do not have a fixed date or method for providing stockholders with liquidity. We expect that our board of directors will make that determination in the future based, in part, upon advice from our advisor. If our stockholders are able to find a buyer for their shares, our stockholders will likely have to sell them at a substantial discount to their purchase price. It also is likely that our stockholders’ shares would not be accepted as the primary collateral for a loan. Therefore, shares of our common stock should be considered illiquid and a long-term investment, and our stockholders must be prepared to hold their shares of our common stock for an indefinite length of time.
Our stockholders are limited in their ability to sell their shares pursuant to our share redemption program and may have to hold their shares for an indefinite period of time.
Our share redemption program includes numerous restrictions that limit our stockholders’ ability to sell their shares. Subject to funds being available, we will generally limit the number of shares redeemed pursuant to our share redemption program to no more than 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemption is being paid. In addition, we intend to limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter, and funding for redemptions for each quarter generally will be limited to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. For the past three quarters, quarterly redemptions have been honored on a pro rata basis, as we have exceeded the redemption limits described above. Our board of directors may amend the terms of, suspend, or terminate our share redemption program without stockholder approval upon 30 days’ prior notice, and our management may reject any request for redemption. These restrictions severely limit our stockholders’ ability to sell their shares should they require liquidity, and limit our stockholders’ ability to recover the value they invested or the fair market value of their shares.
Our estimated per share NAV is an estimate as of a given point in time and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved or completed a merger or other sale of the Company.
Based on the recommendation from the valuation committee, which is comprised solely of independent directors, the board of directors, including all of its independent directors, approves and establishes at least annually an estimated per share NAV of the Company’s common stock, which is based on an estimated market value of the Company’s assets less the estimated market value of the Company’s liabilities, divided by the number of shares outstanding. The Company provides this estimated per share NAV to assist broker-dealers that participated in the Company’s public offering in meeting their customer account statement reporting obligations under NASD Rule 2340.
As with any valuation methodology, the methodology used by our board of directors in reaching an estimate of the per share NAV of our shares is based upon a number of estimates, assumptions, judgments and opinions that may, or may not, prove to be correct. The use of different estimates, assumptions, judgments or opinions may have resulted in significantly different estimates of the per share NAV of our shares. In addition, our board of directors’ estimate of per share NAV is not based on the book values of the Company’s real estate, as determined by generally accepted accounting principles, as the Company’s book value for most real estate is based on the amortized cost of the property, subject to certain adjustments. Furthermore, in reaching an estimate of the per share NAV of the Company’s shares, our board of directors did not include, among other things, a discount for debt that may include a prepayment obligation or a provision precluding assumption of the debt by a third party. As a result, there can be no assurance that:

•	stockholders will be able to realize the estimated per share NAV upon attempting to sell their shares; or

•
the Company will be able to achieve, for its stockholders, the estimated per share NAV upon a listing of the Company’s shares of common stock on a national securities exchange, a merger of the Company, or a sale of the Company’s portfolio.

When determining the estimated per share NAV, there are currently no SEC, federal or state rules that establish requirements specifying the methodology to employ in determining an estimated per share NAV. However, pursuant to FINRA rules, the determination of the estimated per share NAV must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert and must be derived from a methodology that conforms to standard industry practice.
The estimated per share NAV is an estimate as of a given point in time and likely does not represent the amount of net proceeds that would result from an immediate sale of our assets. The estimated per share NAV of the Company’s shares will fluctuate over time as a result of, among other things, developments related to individual assets and responses to the real estate and capital markets.
We may be unable to pay or maintain cash distributions or increase distributions over time.
There are many factors that can affect the availability and timing of cash distributions to our stockholders. Distributions are based primarily on cash flow from operations. The amount of cash available for distributions is affected by many factors, such as the performance of our advisor in selecting investments for us to make, selecting tenants for our properties and securing financing arrangements, our ability to buy properties, the amount of rental income from our properties, and our operating expense levels, as well as many other variables. We may not always be in a position to pay distributions to our stockholders and any distributions we do make may not increase over time. In addition, our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to our stockholders. There also is a risk that we may not have sufficient cash flow from operations to fund distributions required to maintain our REIT status.

We have paid, and may continue to pay, some of our distributions from sources other than cash flows from operations, including borrowings and proceeds from asset sales, which may reduce the amount of capital we ultimately invest in real estate and may negatively impact the value of our stockholders’ investment in our common stock.
To the extent that cash flow from operations has been or is insufficient to fully cover our distributions to our stockholders, we have paid, and may continue to pay, some of our distributions from sources other than cash flow from operations. Such sources may include borrowings, proceeds from asset sales or the sale of our securities in this or future offerings. We have no limits on the amounts we may pay from sources other than cash flow from operations. The payment of distributions from sources other than cash provided by operating activities may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds, and may cause subsequent investors to experience dilution. This may negatively impact the value of our stockholders’ investment in our common stock.
During the year ended December 31, 2016 we paid distributions of $194.9 million, including $109.2 million through the issuance of shares pursuant to the DRIP Offerings. Net cash provided by operating activities for the year ended December 31, 2016 was $193.7 million and reflected a reduction for real estate acquisition-related fees and expenses incurred of $4.2 million, in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The distributions paid during the year ended December 31, 2016 were covered by cash flows from operations of $193.7 million, or 99%, and proceeds from the issuance of notes payable of $1.2 million, or 1%.
Because we have paid, and may continue to pay, distributions from sources other than our cash flows from operations, distributions at any point in time may not reflect the current performance of our properties or our current operating cash flows.
Our organizational documents permit us to make distributions from any source, including the sources described in the risk factor above. Because the amount we pay in distributions may exceed our earnings and our cash flow from operations, distributions may not reflect the current performance of our properties or our current operating cash flows. To the extent distributions exceed cash flow from operations, distributions may be treated as a return of our stockholders’ investment and could reduce their basis in our common stock. A reduction in a stockholder’s basis in our common stock could result in the stockholder recognizing more gain upon the disposition of his or her shares, which, in turn, could result in greater taxable income to such stockholder.
We have experienced losses in the past, and we may experience additional losses in the future.

We have experienced net losses in the past (calculated in accordance with GAAP) and we may not be profitable or realize growth in the value of our investments. Many of our losses can be attributed to start-up costs, depreciation and amortization, as well as acquisition expenses incurred in connection with purchasing properties or making other investments. The extent of our future operating losses and the timing of when we will achieve profitability are uncertain, and together depend on the demand for, and value of, our portfolio of properties. We may never achieve or sustain profitability. For a further discussion of our operational history and the factors affecting our losses, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K and our accompanying consolidated financial statements and notes thereto.
We may suffer from delays in locating suitable investments, which could adversely affect our ability to pay distributions to our stockholders and the value of their investment.
We could suffer from delays in locating suitable investments. Delays we encounter in the selection and/or acquisition of income-producing properties could adversely affect our ability to pay distributions to our stockholders and/or the value of their overall returns. Competition from other real estate investors increases the risk of delays in investing our net offering proceeds. If our advisor is unable to identify suitable investments, we will hold the proceeds we raise or raised in the Offerings in an interest-bearing account or invest the proceeds in short-term, investment-grade investments, which would provide a significantly lower return to us than the return we expect from our investments in real estate.
It may be difficult to accurately reflect material events that may impact the estimated per share NAV between valuations and, accordingly, we may be selling shares in our DRIP and repurchasing shares at too high or too low a price.
Our independent valuation firm calculated estimates of the market value of our principal real estate and real estate-related assets, and our board of directors determined the net value of our real estate and real estate-related assets and liabilities taking into consideration such estimate provided by the independent valuation firm. Our board of directors is ultimately responsible for determining the estimated per share NAV. Since our board of directors will determine our estimated per share NAV at least annually, there may be changes in the value of our properties that are not fully reflected in the most recent estimated per share

NAV. As a result, the published estimated per share NAV may not fully reflect changes in value that may have occurred since the prior valuation.
Furthermore, our advisor will monitor our portfolio, but it may be difficult to reflect changing market conditions or material events that may impact the value of our portfolio between valuations, or to obtain timely or complete information regarding any such events. Therefore, the estimated per share NAV published before the announcement of an extraordinary event may differ significantly from our actual per share NAV until such time as sufficient information is available and analyzed, the financial impact is fully evaluated, and the appropriate adjustment is made to our estimated per share NAV, as determined by our board of directors. Any resulting disparity may be to the detriment of a purchaser of our shares or a stockholder selling shares pursuant to our share redemption program.
Our success depends to a significant degree upon certain key personnel of our advisor. If our advisor loses or is unable to attract and retain key personnel, our ability to achieve our investment objectives could be delayed or hindered, which could adversely affect our ability to pay distributions to our stockholders and the value of their investment.
Our success depends to a significant degree upon the contributions of certain executive officers and other key personnel of our sponsor and our advisor. We cannot guarantee that all of these key personnel, or any particular person, will remain affiliated with us, our sponsor and/or our advisor. If any of our key personnel were to cease their affiliation with our advisor, our operating results could suffer. We believe that our future success depends, in large part, upon our advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure our stockholders that our sponsor or advisor will be successful in attracting and retaining such skilled personnel. If our advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investment may decline.
If our board of directors elects to internalize our management functions in connection with a listing of our shares of common stock on an exchange or other liquidity event, and such internalization is approved by our stockholders, our stockholders’ interest in us could be diluted, and we could incur other significant costs associated with being self-managed.
In the future, we may undertake a listing of our common stock on an exchange or other liquidity event that may involve internalizing our management functions. If our board of directors elects to internalize our management functions, and such internalization is approved by our stockholders, we may negotiate to acquire our advisor’s assets and personnel. At this time, we cannot be sure of the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our common stock. The payment of such consideration could result in dilution of our stockholders’ interests as a stockholder and could reduce the net income per share attributable to their investment.
Internalization transactions involving the acquisition of advisors affiliated with entity sponsors have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims, which would reduce the amount of funds available to operate our business and to pay distributions.
In addition, while we would no longer bear the costs of the various fees and expenses we expect to pay to our advisor under the advisory agreement, our direct expenses would include general and administrative costs, including legal, accounting, and other expenses related to corporate governance, including SEC reporting and compliance. We would also incur the compensation and benefits costs of our officers and other employees and consultants that we now expect will be paid by our advisor or its affiliates. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our advisor, our net income per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares.
If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity and we may fail to properly identify the appropriate mix of personnel and capital needed to operate as a stand-alone entity. Additionally, upon any internalization of our advisor, certain key personnel may not remain with our advisor, but will instead remain employees of our sponsor or its affiliates.
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

•
the risk that a co-owner could breach agreements related to the property, which may cause a default under, and possibly result in personal liability in connection with, any mortgage loan financing documents applicable to the property, violate applicable securities laws, result in a foreclosure or otherwise adversely affect the property and the co-ownership arrangement;

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
Uninsured losses or losses in excess of our insurance coverage could materially adversely affect our financial condition and cash flows, and there can be no assurance as to future costs and the scope of coverage that may be available under insurance policies.
We carry comprehensive liability, fire, extended coverage, and rental loss insurance covering all of the properties in our portfolio under one or more blanket insurance policies with policy specifications, limits and deductibles customarily carried for similar properties. In addition, we carry professional liability and directors’ and officers’ insurance, and cyber liability insurance. We select policy specifications and insured limits that we believe are appropriate and adequate given the relative risk of loss, insurance coverages provided by tenants, the cost of the coverage and industry practice. There can be no assurance, however, that the insured limits on any particular policy will adequately cover an insured loss if one occurs. If any such loss is insured, we may be required to pay a significant deductible on any claim for recovery of such a loss prior to our insurer being obligated to reimburse us for the loss, or the amount of the loss may exceed our coverage for the loss. In addition, we may reduce or discontinue terrorism, earthquake, flood or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. Our title insurance policies may not insure for the current aggregate market value of our portfolio, and we do not intend to increase our title insurance coverage as the market value of our portfolio increases.
Further, we do not carry insurance for certain losses, including, but not limited to, losses caused by riots or war. Certain types of losses may be either uninsurable or not economically insurable, such as losses due to earthquakes, riots or acts of war. If we experience a loss that is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. In addition, we carry several different lines of insurance, placed with several large insurance carriers. If any one of these large insurance carriers were to become insolvent, we would be forced to replace the existing insurance coverage with another suitable carrier, and any outstanding claims would be at risk for collection. In such an event, we cannot be certain that we would be able to replace the coverage at similar or otherwise favorable terms. As a result of any of the situations described above, our financial condition and cash flows may be materially and adversely affected.
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

•
how and when to recommend to our board of directors a proposed strategy to provide our investors with liquidity, which proposed strategy, if implemented, could entitle our advisor to the payment of significant fees.

The acquisition fee payable to our advisor is principally based on the cost of our investments and not on performance, which could result in our advisor taking actions that are not necessarily in the long-term best interests of our stockholders.
The acquisition fee we pay to our advisor is based on the cost of our investments. As a result, our advisor receives this fee regardless of the quality of such investments, the performance of such investments or the quality of our advisor’s services rendered to us in connection with such investments. This creates a potential conflict of interest between us and our advisor, as the interests of our advisor in receiving the acquisition fee may not be aligned with our interest of acquiring real estate that is likely to produce the maximum risk adjusted returns.
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
CCPT V, CCIT II, CCIT III, Cole Income NAV Strategy and VEREIT have characteristics, including targeted investment types, investment objectives and criteria, substantially similar to ours. As a result, we may be seeking to acquire properties and real estate-related investments at the same time as VEREIT or one or more of the other real estate programs sponsored by Cole Capital and managed by officers and key personnel of our advisor and/or its affiliates, and these other programs sponsored by Cole Capital may use investment strategies and have investment objectives that are similar to ours. Certain of our executive officers and the executive officers of our advisor also are executive officers of VEREIT and other REITs sponsored by Cole Capital and/or their advisors, the general partners of other private investment programs sponsored by Cole Capital and/or the advisors or fiduciaries of other real estate programs sponsored by Cole Capital. Property acquisitions are allocated among VEREIT and the real estate programs sponsored by Cole Capital pursuant to an asset allocation policy. There is a risk that the allocation of investment properties may result in our acquiring a property that provides lower returns to us than a property purchased by VEREIT or another real estate program sponsored by Cole Capital. In addition, we have acquired, and may continue to acquire, properties in geographic areas where VEREIT or other real estate programs sponsored by Cole Capital own properties. If one of these other real estate programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. Similar conflicts of interest may arise if our advisor recommends that we make or purchase mortgage loans or participations in mortgage loans, since VEREIT or other real estate programs sponsored by Cole Capital may be competing with us for these investments.
Our officers and our advisor, including its key personnel and officers, face conflicts of interest related to the positions they hold with affiliated and unaffiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns to our stockholders.
Our president and chief executive officer, Thomas W. Roberts, who serves on our board of directors, is an officer of Cole Capital and one or more entities affiliated with our advisor. In addition, our chief financial officer and treasurer, Nathan D. DeBacker, is also an officer of other real estate programs sponsored by Cole Capital. In addition, our advisor and its key personnel are key personnel of other real estate programs that have investment objectives, targeted assets, and legal and financial obligations similar to ours and/or the advisor to such programs, and they may have other business interests as well. As a result, these individuals have duties to us and our stockholders, as well as to these other entities and their stockholders, members and limited partners, in addition to business interests in other entities. Duties to such other entities and persons may create conflicts with the duties that they owe to us and our stockholders. There is a risk that their loyalties to these other entities and persons could result in actions or inactions that are adverse to our business and violate their duties to us and our stockholders, which could harm the implementation of our investment strategy and our investment and leasing opportunities.
Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new investments and management time and services between us and the other entities, (2) our purchase of properties from, or sale of properties to, affiliated entities, (3) the timing and terms of the investment in or sale of an asset, (4) development of our properties by affiliates, (5) investments with affiliates of our advisor, and (6) compensation to our advisor and its affiliates. Even if these persons do not violate their duties to us and our stockholders, they will have competing demands on their time and resources and may have conflicts of interest in allocating their time and resources between our business and these other entities and persons. Should such persons devote insufficient time or resources to our business, returns on our investments may suffer.
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
We may enter into joint ventures with VEREIT or another real estate program sponsored by Cole Capital for the acquisition, development or improvement of properties as well as the acquisition of real-estate related investments. Since one or more of the executive officers of our advisor are executive officers of VEREIT, Cole Capital and/or the advisors to other real estate programs sponsored by Cole Capital, our advisor may face conflicts of interest in determining which real estate program should enter into any particular joint venture or co-ownership arrangement. These persons also may have a conflict in structuring the terms of the relationship between us and any affiliated co-venturer or co-owner, as well as conflicts of interests in managing the joint venture, which may result in the co-venturer or co-owner receiving benefits greater than the benefits that we receive.
In the event we enter into joint venture or other co-ownership arrangements with VEREIT or another real estate program sponsored by Cole Capital, our advisor and its affiliates may have a conflict of interest when determining when and whether to buy or sell a particular property, or to make or dispose of another real estate-related investment. In addition, if we become listed for trading on a national securities exchange, we may develop more divergent goals and objectives from any affiliated co-venturer or co-owner that is not listed for trading. In the event we enter into a joint venture or other co-ownership arrangement with another real estate program sponsored by Cole Capital that has a term shorter than ours, the joint venture may be required to sell its properties earlier than we may desire to sell the properties. Even if the terms of any joint venture or other co-ownership agreement between us and VEREIT or another real estate program sponsored by Cole Capital grants us the right of first refusal to buy such properties, we may not have sufficient funds or borrowing capacity to exercise our right of first refusal under these circumstances. We have adopted certain procedures for dealing with potential conflicts of interest as further described in Part I, Item 1. Business — Conflicts of Interest included elsewhere in this Annual Report on Form 10-K.
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

Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired and may limit our stockholders’ ability to dispose of their shares.
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

A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which the person otherwise would have become an interested stockholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by our board of directors.
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
Under its Control Share Acquisition Act, Maryland law also provides that a holder of “control shares” of a Maryland corporation acquired in a “control share acquisition” has no voting rights with respect to such shares except to the extent approved by the corporation’s disinterested stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by interested stockholders, that is, by the acquirer, or officers of the corporation or employees of the corporation who are directors of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock that would entitle the acquirer, except solely by virtue of a revocable proxy, to exercise voting control in electing directors within specified ranges of voting control. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A “control share acquisition” means the acquisition of control shares. The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction or (b) to acquisitions approved or exempted by the charter or bylaws of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any acquisition of shares of our stock by Cole Capital Advisors, Inc. or any affiliate of Cole Capital Advisors, Inc. This provision may be amended or eliminated at any time in the future. If this provision were amended or eliminated, this statute could have the effect of discouraging offers from third parties to acquire us and increasing the difficulty of successfully completing this type of offer by anyone other than our advisor or any of its affiliates.

Our charter includes a provision that may discourage a stockholder from launching a tender offer for our shares.
Our charter requires that any tender offer, including any “mini-tender” offer, must comply with most of the requirements of Regulation 14D of the Exchange Act. The offering person must provide us notice of the tender offer at least ten business days before initiating the tender offer. If the offering person does not comply with these requirements, our stockholders will be prohibited from transferring any shares to such non-complying person unless they first offered such shares to us at the tender offer price offered by the non-complying person. In addition, the non-complying person shall be responsible for all of our expenses in connection with that person’s noncompliance. This provision of our charter may discourage a person from initiating a tender offer for our shares and prevent our stockholders from receiving a premium to the purchase price for their shares in such a transaction.
If we are required to register as an investment company under the Investment Company Act, we could not continue our current business plan, which may significantly reduce the value of our stockholders’ investment.
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
In order for us to not meet the definition of an “investment company” and avoid regulation under the Investment Company Act, we must engage primarily in the business of buying real estate, and these investments must be made within one year after the end of the Offering. To avoid meeting the definition of an “investment company” under Section 3(a)(1) of the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. Similarly, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. Accordingly, our board of directors may not be able to change our investment policies as they may deem appropriate if such change would cause us to meet the definition of an “investment company.” In addition, a change in the value of any of our assets could negatively affect our ability to avoid being required to register as an investment company. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.
Our board of directors may change certain of our policies without stockholder approval, which could alter the nature of our stockholders’ investment. If our stockholders do not agree with the decisions of our board of directors, they only have limited control over changes in our policies and operations and may not be able to change such policies and operations.
Our board of directors determines our major policies, including our policies regarding investments, financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of our stockholders. As a result, the nature of our stockholders’ investment could change without their consent. Under the Maryland General Corporation Law and our charter, our stockholders generally have a right to vote only on the following:

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

•	our dissolution; and

•	a merger or consolidation, a statutory share exchange or the sale or other disposition of all or substantially all of our assets.
In addition, pursuant to our charter, we will submit any other proposed liquidity event or transaction to our stockholders for approval if the transaction involves (a) the internalization of our management functions through our acquisition of our advisor or an affiliate of our advisor or (b) the payment of consideration to our advisor or an affiliate of our advisor other than pursuant to the terms of the advisory agreement or dealer manager agreements or where the advisor or its affiliate receives consideration in its capacity as a stockholder on the same terms as our other stockholders.
All other matters are subject to the discretion of our board of directors.
Our rights and the rights of our stockholders to recover claims against our officers, directors and our advisor are limited, which could reduce our stockholders’ and our recovery against them if they cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter, in the case of our directors and officers, and our charter and the advisory agreement, in the case of our advisor and its affiliates, require us, subject to certain exceptions, to indemnify and advance expenses to our directors, our officers, and our advisor and its affiliates. Our charter permits us to provide such indemnification and advance for expenses to our employees and agents. Additionally, our charter limits, subject to certain exceptions, the liability of our directors and officers to us and our stockholders for monetary damages. Although our charter does not allow us to indemnify our directors or our advisor and its affiliates for any liability or loss suffered by them or hold harmless our directors or our advisor and its affiliates for any loss or liability suffered by us to a greater extent than permitted under Maryland law or the NASAA REIT Guidelines, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our advisor and its affiliates, than might otherwise exist under common law, which could reduce our stockholders’ and our recovery against them. In addition, our advisor is not required to retain cash to pay potential liabilities and it may not have sufficient cash available to pay liabilities if they arise. If our advisor is held liable for a breach of its fiduciary duty to us, or a breach of its contractual obligations to us, we may not be able to collect the full amount of any claims we may have against our advisor. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our advisor in some cases, which would decrease the cash otherwise available for distribution to our stockholders.
Our stockholders’ interest in us will be diluted if we issue additional shares.
Existing stockholders do not have preemptive rights to any shares issued by us in the future. Our charter authorizes 500,000,000 shares of stock, of which 490,000,000 shares are classified as common stock and 10,000,000 shares are classified as preferred stock. Subject to any limitations set forth under Maryland law, our board of directors may amend our charter from time to time to increase the number of authorized shares of stock, increase or decrease the number of shares of any class or series of stock that we have authority to issue, or classify or reclassify any unissued shares into other classes or series of stock without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our board of directors, except that the issuance of preferred stock must also be approved by a majority of our independent directors not otherwise interested in the transaction. Our stockholders likely will suffer dilution of their equity investment in us, in the event that we (1) sell additional shares in the future, including those issued pursuant to our Secondary DRIP Offering, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of our common stock to our advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement or (5) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our operating partnership. In addition, the partnership agreement of our operating partnership contains provisions that would allow, under certain circumstances, other entities, including other real estate programs sponsored by Cole Capital, to merge into or cause the exchange or conversion of their interest in that entity for interests of our operating partnership. Because the limited partnership interests of our operating partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our operating partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders.
Our UPREIT structure may result in potential conflicts of interest with limited partners in our operating partnership whose interests may not be aligned with those of our stockholders.
Our directors and officers have duties to our corporation and our stockholders under Maryland law in connection with their management of the corporation. At the same time, we, as general partner, have fiduciary duties under Delaware law to our operating partnership and to the limited partners in connection with the management of our operating partnership. If we admit outside limited partners to our operating partnership, our duties as general partner of our operating partnership and its partners may come into conflict with the duties of our directors and officers to the corporation and our stockholders. Under Delaware law, a general partner of a Delaware limited partnership owes its limited partners the duties of good faith and fair dealing. Other duties, including fiduciary duties, may be modified or eliminated in the partnership’s partnership agreement. The partnership agreement of our operating partnership provides that, for so long as we own a controlling interest in our operating partnership, any conflict that cannot be resolved in a manner not adverse to either our stockholders or the limited partners will be resolved in favor of our stockholders.
Additionally, the partnership agreement expressly limits our liability by providing that we and our officers, directors, agents and employees, will not be liable or accountable to our operating partnership for losses sustained, liabilities incurred or benefits not derived if we or our officers, directors, agents or employees acted in good faith. In addition, our operating partnership is required to indemnify us and our officers, directors, employees, agents and designees to the extent permitted by applicable law from and against any and all claims arising from operations of our operating partnership, unless it is established that: (1) the act or omission was committed in bad faith, was fraudulent or was the result of active and deliberate dishonesty; (2) the indemnified party received an improper personal benefit in money, property or services; or (3) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful.
The provisions of Delaware law that allow the fiduciary duties of a general partner to be modified by a partnership agreement have not been tested in a court of law, and we have not obtained an opinion of counsel covering the provisions set forth in the partnership agreement that purport to waive or restrict our fiduciary duties.
General Risks Related to Investments in Real Estate
Adverse economic, regulatory and geographic conditions that have an impact on the real estate market in general may prevent us from being profitable or from realizing growth in the value of our real estate properties.
Our operating results will be subject to risks generally incident to the ownership of real estate, including:

•	changes in international, national or local economic or geographic conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•	the illiquidity of real estate investments generally;

•	changes in tax, real estate, environmental and zoning laws; and

•	periods of high interest rates and tight money supply.
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
We focus our investment activities on ownership of primarily freestanding, single-tenant commercial properties that are net leased to a single tenant. Therefore, the financial failure of, or other default by, a significant tenant or multiple tenants could cause a material reduction in our revenues and operating cash flows. In addition, to the extent that we enter into a master lease with a particular tenant, the termination of such master lease could affect each property subject to the master lease, resulting in the loss of revenue from all such properties.
We cannot assure our stockholders that our leases will be renewed or that we will be able to lease or re-lease the properties on favorable terms, or at all, or that lease terminations will not cause us to sell the properties at a loss. Any of our properties that become vacant could be difficult to re-lease or sell. We have and may continue to experience vacancies either by the default of a tenant under its lease or the expiration of one of our leases. We typically must incur all of the costs of ownership for a property that is vacant. Upon or pending the expiration of leases at our properties, we may be required to make rent or other concessions to tenants, or accommodate requests for renovations, remodeling and other improvements, in order to retain and attract tenants. Certain of our properties may be specifically suited to the particular needs of a tenant (e.g., a restaurant) and major renovations and expenditures may be required in order for us to re-lease the space for other uses. If the vacancies continue for a long period of time, we may suffer reduced revenues and increased costs, resulting in less cash available for distribution to our stockholders and unitholders. If we are unable to renew leases, lease vacant space, including vacant space resulting from tenant defaults, or re-lease space as leases expire on favorable terms or at all, our financial condition could be adversely affected.
We are subject to geographic and industry concentrations that make us more susceptible to adverse events with respect to certain geographic areas or industries.
As of December 31, 2016, we had derived approximately:

•	11% of our annualized rental income from tenants in California; and

•	15% and 10% of our 2016 annualized rental income from tenants in the discount store and pharmacy industries, respectively.
Any adverse change in the financial condition of a tenant with whom we may have a significant credit concentration now or in the future, or any downturn of the economy in any state or industry in which we may have a significant credit concentration now or in the future, could result in a material reduction of our cash flows or material losses to us.
Our net leases may require us to pay property-related expenses that are not the obligations of our tenants.
Under the terms of the majority of our net leases, in addition to satisfying their rent obligations, our tenants are responsible for the payment or reimbursement of property expenses such as real estate taxes, insurance and ordinary maintenance and repairs. However, under the provisions of certain existing leases and leases that we may enter into in the future with our tenants, we may be required to pay some or all of the expenses of the property, such as the costs of environmental liabilities, roof and structural repairs, real estate taxes, insurance, certain non-structural repairs and maintenance. If our properties incur significant expenses that must be paid by us under the terms of our leases, our business, financial condition and results of operations may be adversely affected and the amount of cash available to meet expenses and to pay distributions to our stockholders may be reduced.
If a major tenant declares bankruptcy, we may be unable to collect balances due under relevant leases, which could have a material adverse effect on our financial condition and ability to pay distributions to our stockholders.
The bankruptcy or insolvency of our tenants may adversely affect the income produced by our properties. Under bankruptcy law, a tenant cannot be evicted solely because of its bankruptcy and has the option to assume or reject any unexpired lease. If the tenant rejects the lease, any resulting claim we have for breach of the lease (excluding collateral securing the claim) will be treated as a general unsecured claim. Our claim against the bankrupt tenant for unpaid and future rent will be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease, and it is unlikely that a bankrupt tenant that rejects its lease would pay in full amounts it owes us under the lease. Even if a lease is assumed and brought current, we still run the risk that a tenant could condition lease assumption on a restructuring of certain terms, including rent, that would have an adverse impact on us. Any shortfall resulting from the bankruptcy of one or more of our tenants could adversely affect our cash flows and results of operations and could cause us to reduce the amount of distributions to our stockholders and unitholders.
In addition, the financial failure of, or other default by, one or more of the tenants to whom we have exposure could have an adverse effect on the results of our operations. While we evaluate the creditworthiness of our tenants by reviewing available financial and other pertinent information, there can be no assurance that any tenant will be able to make timely rental payments or avoid defaulting under its lease. If any of our tenants’ businesses experience significant adverse changes, they may fail to make rental payments when due, close a number of stores, exercise early termination rights (to the extent such rights are available to the tenant) or declare bankruptcy. A default by a significant tenant or multiple tenants could cause a material reduction in our revenues and operating cash flows. In addition, if a tenant defaults, we may incur substantial costs in protecting our investment.
If a sale-leaseback transaction is re-characterized in a tenant’s bankruptcy proceeding, our financial condition could be adversely affected.
We may enter into sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback might be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect our financial condition, cash flow and the amount available for distributions to our stockholders.
If the sale-leaseback were re-characterized as a financing, we would not be considered the owner of the property, and as a result would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. If the sale-leaseback were re-characterized as a joint venture, we and our tenant could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the tenant relating to the property.
We have assumed, and in the future may assume, liabilities in connection with our property acquisitions, including unknown liabilities.
We have assumed existing liabilities, some of which may have been unknown or unquantifiable at the time of the transaction. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of tenants or other persons dealing with the sellers prior to our acquisition of the properties, tax liabilities, and accrued but unpaid liabilities whether incurred in the ordinary course of business or otherwise. If the magnitude of such unknown liabilities is high, either singly or in the aggregate, it could adversely affect our business, financial condition, liquidity and results of operations.
Challenging economic conditions could adversely affect vacancy rates, which could have an adverse impact on our ability to make distributions and the value of an investment in our shares.
Challenging economic conditions, the availability and cost of credit, turmoil in the mortgage market, and declining real estate markets may contribute to increased vacancy rates in the commercial real estate sector. If we experience vacancy rates that are higher than historical vacancy rates, we may have to offer lower rental rates and greater tenant improvements or concessions than expected. Increased vacancies may have a greater impact on us, as compared to REITs with other investment strategies, as our investment approach relies on long-term leases in order to provide a relatively stable stream of income for our stockholders. As a result, increased vacancy rates could have the following negative effects on us:

•	the values of our investments in commercial properties could decrease below the amount paid for such investments;

•	revenues from such properties could decrease due to low or no rental income during vacant periods, lower future rental rates and/or increase tenant improvement expenses or concessions;

•	ownership costs could increase;

•	revenues from such properties that secure loans could decrease, making it more difficult for us to meet our payment obligations; and/or

•	the resale value of such properties could decline.
All of these factors could impair our ability to make distributions and decrease the value of an investment in our shares.
We may be unable to secure funds for future leasing commissions, tenant improvements or capital needs, which could adversely impact our ability to pay cash distributions to our stockholders.
When tenants do not renew their leases or otherwise vacate their space, it is usual that, in order to attract replacement tenants, we will be required to expend substantial funds for leasing commissions, tenant improvements and tenant refurbishments to the vacated space. In addition, although we expect that our leases with tenants will require tenants to pay routine property maintenance costs, we could be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops. We will use substantially all of the net proceeds from the Offerings to buy real estate and real estate-related investments and to pay various fees and expenses. We intend to reserve only approximately 0.1% of the gross proceeds from the Offerings for future capital needs. Accordingly, if we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain funds from other sources, such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, we may be required to defer necessary improvements to a property, which may cause that property to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased operating cash flows as a result of fewer potential tenants being attracted to the property. If this happens, our investments may generate lower cash flows or decline in value, or both.
Our properties may be subject to impairment charges.
We routinely evaluate our real estate investments for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, tenant performance and lease structure. For example, the early termination of, or default under, a lease by a tenant may lead to an impairment charge. Since our investment focus is on properties net leased to a single tenant, the financial failure of, or other default by, a single tenant under its lease may result in a significant impairment loss. If we determine that an impairment has occurred, we would be required to make a downward adjustment to the net carrying value of the property, which could have a material adverse effect on our results of operations in the period in which the impairment charge is recorded. Management has recorded an impairment charge related to certain properties in the year ended December 31, 2016, and may record future impairments based on actual results and changes in circumstances. Negative developments in the real estate market may cause management to reevaluate the business and macro-economic assumptions used in its impairment analysis. Changes in management’s assumptions based on actual results may have a material impact on the Company’s financial statements. See Note 3 — Fair Value Measurements to our consolidated financial statements for a discussion of our real estate impairment charge.
We may obtain only limited warranties when we purchase a property and typically have only limited recourse in the event our due diligence did not identify any issues that lower the value of our property.
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
Real estate investments are, in general, relatively illiquid and may become even more illiquid during periods of economic downturn. As a result, we may not be able to sell our properties quickly or on favorable terms in response to changes in the economy or other conditions when it otherwise may be prudent to do so. In addition, certain significant expenditures generally do not change in response to economic or other conditions, including debt service obligations, real estate taxes, and operating and maintenance costs. This combination of variable revenue and relatively fixed expenditures may result, under certain market conditions, in reduced earnings. Further, as a result of the 100% prohibited transactions tax applicable to REITs, we intend to hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forgo or defer sales of properties that otherwise would be favorable. Therefore, we may be unable to adjust our portfolio promptly in response to economic, market or other conditions, which could adversely affect our business, financial condition, liquidity and results of operations.
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
We expect to hold the various real properties in which we invest until such time as we decide that a sale or other disposition is appropriate given our REIT status and investment business objectives. Our ability to dispose of properties on advantageous terms or at all depends on certain factors beyond our control, including competition from other sellers and the availability of attractive financing for potential buyers of our properties. We cannot predict the various market conditions affecting real estate investments which will exist at any particular time in the future. Due to the uncertainty of market conditions which may affect the disposition of our properties, we cannot assure our stockholders that we will be able to sell such properties at a profit or at all in the future. Accordingly, the extent to which our stockholders will receive cash distributions and realize potential appreciation on our real estate investments will depend upon fluctuating market conditions. Furthermore, we may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure our stockholders that we will have funds available to correct such defects or to make such improvements.

Our investments in properties where the underlying tenant has a below investment grade credit rating, as determined by major credit rating agencies, or has an unrated tenant may have a greater risk of default.
As of December 31, 2016, approximately 60.5% of our tenants were not rated or did not have an investment grade credit rating from a major ratings agency or were not affiliates of companies having an investment grade credit rating. Our investments with such tenants may have a greater risk of default and bankruptcy than investments in properties leased exclusively to investment grade tenants. When we invest in properties where the tenant does not have a publicly available credit rating, we will use certain credit assessment tools as well as rely on our own estimates of the tenant’s credit rating which includes reviewing the tenant’s financial information (e.g., financial ratios, net worth, revenue, cash flows, leverage and liquidity, if applicable). If our ratings estimates are inaccurate, the default or bankruptcy risk for the subject tenant may be greater than anticipated. If our lender or a credit rating agency disagrees with our ratings estimates, we may not be able to obtain our desired level of leverage or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.
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
A lock-out provision is a provision that prohibits the prepayment of a loan during a specified period of time. Lock-out provisions may include terms that provide strong financial disincentives for borrowers to prepay their outstanding loan balance and exist in order to protect the yield expectations of investors. We expect that many of our properties that become subject to loans will be subject to lock-out provisions. Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties when we may desire to do so. Lock-out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could impair our ability to take other actions during the lock-out period that could be in the best interests of our stockholders and, therefore, may have an adverse impact on the value of our shares relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change of control even though that disposition or change of control might be in the best interests of our stockholders.
Increased operating expenses could reduce cash flow from operations and funds available to acquire investments or make distributions.
Our properties are subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses that are the landlord’s responsibility under the lease, we could be required to expend funds in excess of such rents with respect to that property for operating expenses. Our properties are subject to increases in tax rates, utility costs, insurance costs, repairs and maintenance costs, administrative costs and other operating and ownership expenses. Some of our property leases may not require the tenants to pay all or a portion of these expenses, in which event we may have to pay these costs. If we are unable to lease properties on terms that require the tenants to pay all or some of the properties’ operating expenses, if our tenants fail to pay these expenses as required or if expenses we are required to pay exceed our expectations, we could have less funds available for future acquisitions or cash available for distributions to our stockholders.
The market environment may adversely affect our operating results, financial condition and ability to pay distributions to our stockholders.
Any deterioration of domestic or international financial markets could impact the availability of credit or contribute to rising costs of obtaining credit and therefore, could have the potential to adversely affect the value of our properties and other investments, the availability or the terms of financing that we may anticipate utilizing, our ability to make principal and interest payments on, or refinance, certain property acquisitions or refinance any debt at maturity, and/or, for our leased properties, the ability of our tenants to enter into new leasing transactions or satisfy their obligations, including the payment of rent, under existing leases. The market environment also could affect our operating results and financial condition as follows:

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
Local real property tax assessors may reassess our properties, which may result in increased taxes. Generally, property taxes increase as property values or assessment rates change, or for other reasons deemed relevant by property tax assessors. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. Although some tenant leases may permit us to pass through such tax increases to the tenants for payment, renewal leases or future leases may not be negotiated on the same basis. Tax increases not passed through to tenants may adversely affect our income, cash available for distributions, and the amount of distributions to our stockholders.
Covenants, conditions and restrictions may restrict our ability to operate a property.
Many of our properties are or will be subject to significant covenants, conditions and restrictions, known as “CC&Rs,” restricting their operation and any improvements on such properties. Compliance with CC&Rs may adversely affect the types of tenants we are able to attract to such properties, our operating costs and reduce the amount of funds that we have available to pay distributions to our stockholders.
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
As a result, we are subject to potential development risks and construction delays and the resultant increased costs and risks, as well as the risk of loss of certain amounts that we have advanced should a development project not be completed. To the extent that we engage in development or construction projects, we may be subject to uncertainties associated with obtaining permits or re-zoning for development, environmental and land use concerns of governmental entities and/or community groups, and the builder’s ability to build in conformity with plans, specifications, budgeted costs and timetables. If a developer or builder fails to perform, we may terminate the purchase, modify the construction contract or resort to legal action to compel performance (or in certain cases, we may elect to take over the project and pursue completion of the project ourselves). A developer’s or builder’s performance may also be affected or delayed by conditions beyond that party’s control. Delays in obtaining permits or completion of construction could also give tenants the right to terminate preconstruction leases.
We may incur additional risks if we make periodic progress payments or other advances to builders before they complete construction. These and other such factors can result in increased project costs or the loss of our investment. Although we rarely engage in construction activities relating to space that is not already leased to one or more tenants, to the extent that we do so, we may be subject to normal lease-up risks relating to newly constructed projects. We also will rely on rental income and expense projections and estimates of the fair market value of the property upon completion of construction when agreeing upon a price at the time we acquire the property. If these projections are inaccurate, we may pay too much for a property and our return on our investment could suffer. If we contract with a development company for a newly developed property, there is a risk that money advanced to that development company for the project may not be fully recoverable if the developer fails to successfully complete the project.

Our operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks.
We may use proceeds from the Offerings to acquire properties upon which we will construct improvements. If we engage in development or construction projects, we will be subject to uncertainties associated with re-zoning for development, environmental and land use concerns of governmental entities and/or community groups, and our builder’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks if we make periodic progress payments or other advances to builders before they complete construction. These and other such factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.
We may invest in unimproved real property. Returns from development of unimproved properties are also subject to risks associated with re-zoning the land for development and environmental and land use concerns of governmental entities and/or community groups.
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
Competition with third parties in acquiring, leasing or selling properties and other investments may reduce our profitability and the return on our stockholders’ investment.
We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships, and other entities engaged in real estate investment activities, many of which have greater resources than we do. Larger competitors may enjoy significant advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Any such increase would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties and other investments as a result of competition with third parties without a corresponding increase in tenant lease rates, our profitability will be reduced, and our stockholders may experience a lower return on their investment.
We are also subject to competition in the leasing of our properties. Many of our competitors own properties similar to ours in the same markets in which our properties are located. If one of our properties is nearing the end of the lease term or becomes vacant and our competitors (which could include funds sponsored by affiliates of our advisor) offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge or to offer substantial rent concessions in order to retain tenants when such tenants’ leases expire or to attract new tenants.
In addition, if our competitors sell assets similar to assets we intend to sell in the same markets and/or at valuations below our valuations for comparable assets, we may be unable to dispose of our assets at all or at favorable pricing or on favorable terms. As a result of these actions by our competitors, our business, financial condition, liquidity and results of operations may be adversely affected.
Our properties face competition that may affect tenants’ ability to pay rent and the amount of rent paid to us may affect the cash available for distributions to our stockholders and the amount of distributions.
Many of our leases provide for increases in rent as a result of increases in the tenant’s sales volume. There likely will be numerous other retail properties within the market area of such properties that will compete with our tenants for customer business. In addition, traditional retailers face increasing competition from alternative retail channels, including internet-based retailers and other forms of e-commerce, factory outlet centers, wholesale clubs, mail order catalogs and television shopping networks, which could adversely impact our retail tenants’ sales volume. Such competition could negatively affect such tenants’

ability to pay rent or the amount of rent paid to us. This could result in decreased cash flow from tenants thus affecting cash available for distributions to our stockholders and the amount of distributions we pay.
Acquiring or attempting to acquire multiple properties in a single transaction may adversely affect our operations.
From time to time, we may acquire multiple properties in a single transaction. Portfolio acquisitions are often more complex and expensive than single-property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on our ability to manage the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we will be required to either pass on the entire portfolio, including the desirable properties or acquire the entire portfolio and operate or attempt to dispose of the unwanted properties. To acquire multiple properties in a single transaction, we may be required to accumulate a large amount of cash. We would expect the returns that we earn on such cash to be less than the ultimate returns on real property, therefore accumulating such cash could reduce our funds available for distributions to our stockholders. Any of the foregoing events may have an adverse impact on our operations.
Costs of complying with environmental laws and regulations may adversely affect our income and the cash available for any distributions.
All real property and the operations conducted on real property are subject to federal, state and local laws, ordinances and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of hazardous materials, and the remediation of any associated contamination. Some of these laws and regulations may impose joint and several liability on tenants, current or previous owners or operators for the costs of investigation or remediation of contaminated properties, regardless of fault or whether the acts causing the contamination were legal. This liability could be substantial. In addition, such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which the property may be used or businesses may be operated, and these restrictions may require substantial expenditures and/or adversely affect the value of the property. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. The presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell or rent such property or to use such property as collateral for future borrowing.
Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our properties may be affected by our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations that we may be required to comply with, and that may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay will reduce our ability to make distributions to our stockholders and may reduce the value of their investment.
Some of these properties may contain at the time of our investment, or may have contained prior to our investment, underground storage tanks for the storage of petroleum products and other hazardous or toxic substances. Certain of our properties may be adjacent to or near other properties upon which others have engaged, or may engage in the future, in activities that may release petroleum products or other hazardous or toxic substances.
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
We may not obtain an independent third-party environmental assessment for every property we acquire. In addition, any such assessment that we do obtain may not reveal all environmental liabilities. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims would adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to our stockholders.
If we sell properties by providing financing to purchasers, defaults by the purchasers would adversely affect our cash flow from operations.
In some instances, we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default on its obligations under the financing, which could negatively impact cash flow from operations. Even in the absence of a purchaser default, the distribution of sale proceeds or their reinvestment in other assets will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price, and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to pay cash distributions to our stockholders.
Changes in U.S. accounting standards regarding operating leases may make the leasing of our properties less attractive to our potential tenants, which could reduce overall demand for our leasing services.
Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on its balance sheet. If the lease does not meet the criteria for a capital lease, the lease is to be considered an operating lease by the tenant, and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. The Financial Accounting Standards Board (the “FASB”) and the International Accounting Standards Board conducted a joint project to re-evaluate lease accounting. In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (“ASU 2016-02”), which will require that a tenant recognize assets and liabilities on the balance sheet for all leases with a lease term of more than 12 months, with the result being the recognition of a right of use asset and a lease liability and the disclosure of key information about the entity's leasing arrangements. These and other potential changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential tenants. These changes may affect how our real estate leasing business is conducted. For example, with the ASU 2016-02 revision, companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets under current practice could be reduced or eliminated. This impact in turn could make it more difficult for us to enter into leases on terms we find favorable. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact ASU 2016-02 will have on its consolidated financial statements.
Our costs associated with complying with the Americans with Disabilities Act of 1990, as amended, may affect cash available for distributions.
Our properties are subject to the Americans with Disabilities Act of 1990, as amended (the “Disabilities Act”). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. We may not be able to acquire properties that comply with the Disabilities Act or allocate responsibilities for compliance on the seller or other third party, such as a tenant. If we cannot, our funds used for Disabilities Act compliance may affect cash available for distributions and the amount of distributions to our stockholders.
Risks Associated with Debt Financing
We have incurred mortgage indebtedness and other borrowings, which may increase our business risks, hinder our ability to make distributions, and decrease the value of our stockholders’ investment.
We have acquired real estate and other real estate-related investments by borrowing new funds. In addition, we have incurred mortgage debt and pledged some of our real properties as security for that debt to obtain funds to acquire additional real properties and other investments and to pay distributions to our stockholders. We may borrow additional funds if we need funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders. We may also borrow additional funds if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT for U.S. federal income tax purposes.

Our advisor believes that utilizing borrowing is consistent with our investment objective of maximizing the return to investors. There is no limitation on the amount we may borrow against any individual property or other investment. However, under our charter, we are required to limit our borrowings to 75% of the cost (before deducting depreciation or other non-cash reserves) of our gross assets, unless excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report along with a justification for such excess borrowing. Moreover, our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless such excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. Our borrowings will not exceed 300% of our net assets as of the date of any borrowing, which is the maximum level of indebtedness permitted under the NASAA REIT Guidelines and our charter; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with a justification for such excess borrowing. These factors could limit the amount of cash we have available to distribute to our stockholders and could result in a decline in the value of our stockholders’ investment.
We do not intend to incur mortgage debt on a particular property unless we believe the property’s projected operating cash flows are sufficient to service the mortgage debt. However, if there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on a property, the amount available for distributions to our stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders’ investments. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds from the foreclosure. In such event, we may be unable to pay the amount of distributions required in order to maintain our qualification as a REIT. We may give full or partial guarantees to lenders of recourse mortgage debt to the entities that own our properties. If we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity and with respect to any such property that is vacant, potentially be responsible for any property-related costs such as real estate taxes, insurance and maintenance, which costs will likely increase if the lender does not timely exercise its remedies. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected, which could result in our losing our REIT status and would result in a decrease in the value of our stockholders’ investment.
We intend to rely on external sources of capital to fund future capital needs, and if we encounter difficulty in obtaining such capital, we may not be able to meet maturing obligations or make any additional investments.
In order to maintain our qualification as a REIT under the Internal Revenue Code, we are required, among other things, to distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. Because of this dividend requirement, we may not be able to fund from cash retained from operations all of our future capital needs, including capital needed to refinance maturing obligations or make investments.
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
High interest rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make to our stockholders.
We run the risk of being unable to finance or refinance our properties on favorable terms or at all. If interest rates are higher when we desire to mortgage our properties or when existing loans come due and the properties need to be refinanced, we may not be able to finance the properties and we would be required to use cash to purchase or repay outstanding obligations. Our inability to use debt to finance or refinance our properties could reduce the number of properties we can acquire, which could reduce our operating cash flows and the amount of cash distributions we can make to our stockholders. Higher costs of capital also could negatively impact operating cash flows and returns on our investments.
Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay distributions to our stockholders.
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
We cannot assure our stockholders that our business will generate sufficient cash flow from operations or that future sources of cash will be available to us in an amount sufficient to enable us to pay amounts due on our indebtedness or to fund our other liquidity needs.
Additionally, if we incur additional indebtedness in connection with any future acquisitions or development projects or for any other purpose, our debt service obligations could increase. We may need to refinance all or a portion of our indebtedness before maturity. Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things:

•	our financial condition and market conditions at the time;

•	restrictions in the agreements governing our indebtedness;

•	general economic and capital market conditions;

•	the availability of credit from banks or other lenders; and

•	our results of operations.

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
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.
In connection with providing us financing, a lender could impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. In general, our loan agreements restrict our ability to encumber or otherwise transfer our interest in the respective property without the prior consent of the lender. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace CR IV Advisors as our advisor. These or other limitations imposed by a lender may adversely affect our flexibility and our ability to achieve our investment and operating objectives, which could limit our ability to make distributions to our stockholders.

Interest-only indebtedness may increase our risk of default and ultimately may reduce our funds available for distribution to our stockholders.
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
Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the loan on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT. Any of these results would have a significant, negative impact on our stockholders’ investment.
To hedge against exchange rate and interest rate fluctuations, we have used, and may continue to use, derivative financial instruments that may be costly and ineffective and may reduce the overall returns on our stockholders’ investment.
We have used, and may continue to use, derivative financial instruments to hedge our exposure to changes in exchange rates and interest rates on loans secured by our assets and investments in CMBS. Derivative instruments may include interest rate swap contracts, interest rate caps or floor contracts, rate lock arrangements, futures or forward contracts, options or repurchase agreements. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time of the hedge and may differ from time to time.
To the extent that we use derivative financial instruments to hedge against exchange rate and interest rate fluctuations, we will be exposed to credit risk, market risk, basis risk and legal enforceability risks. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Market risk includes the adverse effect on the value of the financial instrument resulting from a change in interest rates. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to pay distributions to our stockholders will be adversely affected.
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
CMBS are securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, these securities are subject to the risks above and all of the risks of the underlying mortgage loans. CMBS are issued by investment banks and non-regulated financial institutions, and are not insured or guaranteed by the U.S. government. The value of CMBS may change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities market as a whole and may be negatively impacted by any dislocation in the mortgage-backed securities market in general.
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
U.S. Federal Income and Other Tax Risks
Failure to maintain our qualification as a REIT for U.S. federal income tax purposes would adversely affect our operations and our ability to make distributions.
We are currently taxed as a REIT under the Internal Revenue Code. Our ability to maintain our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Internal Revenue Code. Future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT. If we fail to continue to qualify as a REIT for any taxable year, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to our stockholders because of the additional tax liability. In addition, distributions to our stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If we lose our REIT status, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax. Our failure to continue to qualify as a REIT would adversely affect the return on our stockholders’ investment.
Re-characterization of sale-leaseback transactions may cause us to lose our REIT status.
We may purchase properties and lease them back to the sellers of such properties. We would characterize such a sale-leaseback transaction as a “true lease,” which treats the lessor as the owner of the property for U.S. federal income tax purposes. In the event that any sale-leaseback transaction is challenged by the IRS and re-characterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so re-characterized, we might fail to satisfy the REIT qualification “asset tests” or the “income tests” and, consequently, lose our REIT status effective with the year of re-characterization. Alternatively, such a re-characterization could cause the amount of our REIT taxable income to be recalculated, which might also cause us to fail to meet the distribution requirement for a taxable year and thus lose our REIT status.
Our stockholders may have current tax liability on distributions they elect to reinvest in our common stock.
If our stockholders participate in our DRIP, they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock that does not represent a return of capital. In addition, our stockholders may be treated, for tax purposes, as having received an additional distribution to the extent the shares are purchased at a discount from fair market value. Such an additional deemed distribution could cause our stockholders to be subject to additional income tax liability. Unless our stockholders are a tax-exempt entity, they may have to use funds from other sources to pay their tax liability arising as a result of the distributions reinvested in our shares.

Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.
Currently, the maximum U.S. federal income tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is 20% (exclusive of the net investment income tax, if applicable). Dividends payable by REITs, however, generally are not eligible for this reduced rate. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. Tax rates could be changed in future legislation.
We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability or reduce our operating flexibility.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure our stockholders that any such changes will not adversely affect our taxation and our ability to continue to qualify as a REIT, or the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Our stockholders are urged to consult with their tax advisor with respect to the impact of recent legislation on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.
Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a regular corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interests of our stockholders.
In addition, according to publicly released statements, a top legislative priority of the new U.S. administration and the current Congress may be significant reform of the Internal Revenue Code, including significant changes to taxation of business entities and the deductibility of interest expense.  There is a substantial lack of clarity around the likelihood, timing and details of any such tax reform and the impact of any potential tax reform on our business.
In certain circumstances, we may be subject to certain federal, state and local taxes as a REIT, which would reduce our cash available for distribution to our stockholders.
Even if we maintain our status as a REIT, we may be subject to certain federal, state and local taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Internal Revenue Code) will be subject to a 100% excise tax. Additionally, if we are not able to make sufficient distributions to eliminate our REIT taxable income, we may be subject to tax as a corporation on our undistributed REIT taxable income. We may also decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of our operating partnership or at the level of the other entities through which we indirectly own our assets. Any federal, state or local taxes we pay will reduce our cash available for distribution to our stockholders.
If our operating partnership or certain other subsidiaries fail to maintain their status as disregarded entities or partnerships, their income may be subject to taxation, which would reduce the cash available to us for distribution to our stockholders.
We intend to cause CCPT IV OP, our operating partnership, to maintain its current status as an entity separate from us (a disregarded entity), or in the alternative, a partnership for U.S. federal income tax purposes. Our operating partnership would lose its status as a disregarded entity for U.S. federal income tax purposes if it issues interests to any subsidiary we establish that is not a disregarded entity for tax purposes (a “regarded entity”) or a person other than us. If our operating partnership issues interests to any subsidiary we establish that is a regarded entity for tax purposes or a person other than us, we would characterize our operating partnership as a partnership for U.S. federal income tax purposes. As a disregarded entity or partnership, our operating partnership is not subject to U.S. federal income tax on its income. However, if the IRS were to successfully challenge the status of our operating partnership as a disregarded entity or partnership, CCPT IV OP would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This could also result in our losing REIT status, and becoming subject to a corporate-level tax on our income. This would substantially reduce the cash available to us to make distributions to our stockholders and the return on their investment.
In addition, if certain of our other subsidiaries through which CCPT IV OP owns its properties, in whole or in part, lose their status as disregarded entities or partnerships for U.S. federal income tax purposes, such subsidiaries would be subject to taxation as corporations, thereby reducing cash available for distributions to our operating partnership. Such a re-characterization of CCPT IV OP’s subsidiaries also could threaten our ability to maintain REIT status.
To maintain our qualification as a REIT we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.
In order to maintain our qualification as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. We will be subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which dividends we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these dividends or make taxable stock dividends. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings, it is possible that we might not always be able to do so.
Non-U.S. stockholders may be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax upon the disposition of our shares.
Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a “U.S. real property interest” (“USRPI”) under the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”). Our common stock will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. We believe that we are a domestically-controlled qualified investment entity. However, because our common stock is and will be freely transferable, no assurance can be given that we are or will be a domestically-controlled qualified investment entity.
Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges our common stock, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a USRPI if: (a) our common stock is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market, and (b) such non-U.S. stockholder owned, actually or constructively, 10% or less of our common stock at any time during the five-year period ending on the date of the sale.
If we were considered to have actually or constructively paid a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.
For our taxable years that ended on or before December 31, 2014, in order for our distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions could not have been “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among the different classes of stock as set forth in our organizational documents. There is uncertainty as to the IRS’s position regarding whether certain arrangements that REITs have with their stockholders could give rise to the inadvertent payment of a preferential dividend. While we believe that our operations were structured in such a manner that we will not be treated as inadvertently paying preferential dividends, there is no de minimis or reasonable cause exception with respect to preferential dividends under the Internal Revenue Code. Therefore, if the IRS were to take the position that we inadvertently paid a preferential dividend, we may be deemed either to (a) have distributed less than 100% of our REIT taxable income and be subject to tax on the undistributed portion, or (b) have distributed less than 90% of our REIT taxable income and our status as a REIT could be terminated for the year in which such determination is made and for the four taxable years following the year of termination if we were unable to cure such failure.

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
Complying with REIT requirements may force us to forgo or liquidate otherwise attractive investment opportunities.
To maintain our qualification as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities, qualified real estate assets and stock of a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, qualified real estate assets and stock of a TRS) can consist of the securities of any one issuer, no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total assets can be represented by securities of one or more TRSs and no more than 25% of the value of our total assets can be represented by certain debt securities of publicly offered REITs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
Our property taxes could increase due to property tax rate changes or reassessment, which would impact our cash flows.
Even if we continue to qualify as a REIT for U.S. federal income tax purposes, we will be required to pay some state and local taxes on our properties. The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. Therefore, the amount of property taxes we pay in the future may increase substantially. If the property taxes we pay increase and if any such increase is not reimbursable under the terms of our lease, then our cash flows will be impacted, and our ability to pay expected distributions to our stockholders could be adversely affected.
The share ownership restrictions of the Internal Revenue Code for REITs and the 9.8% share ownership limit in our charter may inhibit market activity in our shares of stock and restrict our business combination opportunities.
In order to continue to qualify as a REIT, five or fewer individuals, as defined in the Internal Revenue Code, may not own, actually or constructively, more than 50% in value of our issued and outstanding shares of stock at any time during the last half of each taxable year, other than the first year for which a REIT election is made. Attribution rules in the Internal Revenue Code determine if any individual or entity actually or constructively owns our shares of stock under this requirement. Additionally, at least 100 persons must beneficially own our shares of stock during at least 335 days of a taxable year for each taxable year, other than the first year for which a REIT election is made. To help ensure that we meet these tests, among other purposes, our charter restricts the acquisition and ownership of our shares of stock.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by the board of directors, for so long as we continue to qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Internal Revenue Code) more than 9.8% in value of the aggregate of our outstanding shares of stock and more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of our shares of stock. The board of directors, in its sole discretion and upon receipt of certain representations and undertakings, may exempt a person (prospectively or retrospectively) from the ownership limits. However, the board of directors may not, among other limitations, grant an exemption from these ownership restrictions to any proposed transferee whose ownership, direct or indirect, in excess of the 9.8% ownership limit would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if the board of directors determines that it is no longer in our best interest to continue to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to continue to so qualify as a REIT.
These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.
If we elect to treat one or more of our subsidiaries as a TRS, it will be subject to corporate-level taxes, and our dealings with our TRSs may be subject to a 100% excise tax.
A REIT may own up to 100% of the stock of one or more TRSs. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A TRS will be subject to applicable U.S. federal, state, local and foreign income tax on its taxable income, including corporate income tax on the TRS’s income, and is, as a result, less tax efficient than with respect to income we earn directly. The after-tax net income of our TRSs would be available for distribution to us. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. In addition, the rules, which are applicable to us as a REIT, as described in the preceding risk factors, also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. For example, to the extent that the rent paid by one of our TRSs exceeds an arm’s-length rental amount, such amount would be potentially subject to a 100% excise tax. While we intend that all transactions between us and our TRSs would be conducted on an arm’s-length basis, and therefore, any amounts paid by our TRSs to us would not be subject to the excise tax, no assurance can be given that the IRS would not disagree with such conclusion and levy an excise tax on such transactions.
For qualified accounts, if an investment in our common stock constitutes a prohibited transaction under the Employee Retirement Income Security Act (“ERISA”) or the Internal Revenue Code, it is possible that our stockholders may be subject to the imposition of significant excise taxes and penalties with respect to the amount invested. In order to avoid triggering additional taxes and/or penalties, if our stockholders intend to invest in our shares through pension or profit-sharing trusts or IRAs, they should consider additional factors.
If our stockholders are investing the assets of a pension, profit-sharing, 401(k), Keogh or other qualified retirement plan or the assets of an IRA in our common stock, our stockholders should satisfy themselves that, among other things:

•	their investment is consistent with their fiduciary obligations under ERISA and the Internal Revenue Code;

•	their investment is made in accordance with the documents and instruments governing their plan or IRA, including their plan’s investment policy;

•	their investment satisfies the prudence and diversification requirements of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;

•	their investment will not impair the liquidity of the plan or IRA;

•	their investment will not produce unrelated business taxable income for the plan or IRA;

•	they will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and

•	their investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.
If our stockholders invest in our shares through an IRA or other retirement plan, they may be limited in their ability to withdraw required minimum dividends.
If our stockholders establish a plan or account through which they invest in our common stock, federal law may require them to withdraw required minimum dividends from such plan in the future. Our stock will be highly illiquid, and our share redemption program only offers limited liquidity. If our stockholders are able to find a purchaser for their shares, such sale may be at a price less than the price at which they initially purchased their shares of our common stock. If our stockholders fail to withdraw required minimum distributions from their plan or account, they may be subject to certain taxes and tax penalties.
Specific rules apply to foreign, governmental and church plans.
As a general rule, certain employee benefit plans, including foreign pension plans, governmental plans established or maintained in the United States (as defined in Section 3(32) of ERISA), and certain church plans (as defined in Section 3(33) of ERISA), are not subject to ERISA’s requirements and are not “benefit plan investors” within the meaning of the Plan Assets Regulation. Any such plan that is qualified and exempt from taxation under Sections 401(a) and 501(a) of the Internal Revenue

Code may nonetheless be subject to the prohibited transaction rules set forth in Section 503 of the Internal Revenue Code and, under certain circumstances in the case of church plans, Section 4975 of the Internal Revenue Code. Also, some foreign plans and governmental plans may be subject to foreign, state, or local laws which are, to a material extent, similar to the provisions of ERISA or Section 4975 of the Internal Revenue Code. Each fiduciary of a plan subject to any such similar law should make its own determination as to the need for and the availability of any exemption relief.

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
Market Information
As of March 23, 2017, we had approximately 311.7 million shares of common stock outstanding, held by a total of 59,828 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., which serves as our registrar and transfer agent.
There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Unless and until our shares are listed on a national securities exchange, we do not expect that a public market for the shares will develop. Pursuant to the DRIP portion of the Offering, and the Initial DRIP Offering until September 30, 2015, we issued shares of our common stock at a price of $9.50 per share. Pursuant to the Initial DRIP Offering, beginning October 1, 2015, we issued shares of our common stock at a price of $9.70 per share, the estimated per share NAV as determined by the board of directors as of August 31, 2015. Pursuant to the Secondary DRIP Offering, we issued shares of our common stock at a price of $9.70 per share until November 13, 2016 and issued shares of our common stock at a price of $9.92 per share from November 14, 2016 until March 27, 2017, which as described below, is the estimated per share NAV of our shares as determined by our board of directors as of September 30, 2016. On March 24, 2017, our board of directors established an updated estimated per share NAV of our common stock as of December 31, 2016 of $10.08 per share. Effective March 28, 2017, we will issue shares of our common stock at a price of $10.08 per share pursuant to the Secondary DRIP Offering.
To assist fiduciaries of tax-qualified pension, stock bonus or profit-sharing plans, employee benefit plans and annuities described in Section 403(a) or (b) of the Internal Revenue Code or an individual retirement account or annuity described in Section 408 of the Internal Revenue Code subject to the annual reporting requirements of ERISA and IRA trustees or custodians in preparation of reports relating to an investment in the shares, we will publicly disclose and provide reports, as requested, of the per share estimated value of our common stock to those fiduciaries who request such reports. Furthermore, in order for FINRA members and their associated persons to participate in the Offering, we are required pursuant to FINRA Rule 5110 to disclose in each annual report distributed to investors a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, pursuant to National Association of Securities Dealers Conduct Rule 2340, which took effect on April 11, 2016, we are required to publish an updated estimated per share NAV on at least an annual basis. Our board of directors will make decisions regarding the valuation methodology to be employed, who will perform valuations of our assets and the frequency of such valuations; provided, however, that the determination of the estimated per share NAV must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert and must be derived from a methodology that conforms to standard industry practice. Our board of directors established an estimated per share NAV of $10.08 per share as of December 31, 2016, using a methodology that conformed to standard industry practice. However, as set forth above, there is no public trading market for the shares at this time and stockholders may not receive $10.08 per share if a market did exist.
In determining the estimated per share NAVs as of August 31, 2015, September 30, 2016 and December 31, 2016, the board of directors considered information and analysis, including valuation materials that were provided by Duff & Phelps, LLC (“Duff & Phelps”), information provided by CR IV Advisors, LLC, and the estimated per share NAV recommendation made by the valuation committee of the board of directors, which committee is comprised entirely of independent directors. See our Current Reports on Form 8-K, filed with the SEC on September 27, 2015, November 14, 2016 and March 28, 2017, for additional information regarding Duff & Phelps and its valuation materials.
Share Redemption Program
Our board of directors has adopted a share redemption program that enables our stockholders to sell their shares to us in limited circumstances. Our share redemption program permits stockholders to sell their shares back to us, subject to the conditions and limitations described below.
Our common stock is currently not listed on a national securities exchange, and we will not seek to list our stock unless and until such time as our independent directors believe that the listing of our stock would be in the best interest of our stockholders. In order to provide stockholders with the benefit of interim liquidity, stockholders who have held their shares for at least one year may present all or a portion of their shares consisting of at least the lesser of (1) 25% of the stockholder’s shares; or (2) a number of shares with an aggregate redemption price of at least $2,500, to us for redemption at any time in accordance with the procedures outlined below. At that time, we may, subject to the conditions and limitations described below, redeem the shares presented for redemption for cash to the extent that we have sufficient funds available to us to fund such redemption. We will not pay to our advisor or its affiliates any fees to complete any transactions under our share redemption program.
The per share redemption price (other than for shares purchased pursuant to our DRIP and as provided below for redemptions due to a stockholder’s death) depends on the length of time the stockholder has held such shares as follows: after two years from the purchase date, 97.5% of the most recently determined estimated per share NAV; and after three years from the purchase date, 100% of the most recently determined estimated per share NAV. During this time period, the redemption price for shares purchased pursuant to our DRIP will be 100% of the most recently determined estimated per share NAV. In each case, the redemption price will be adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock. Until September 30, 2015, the most recent estimated value per share for purposes of our share redemption program was $10.00 per share, the purchase price per share in the primary portion of the Offering. From October 1, 2015 until November 13, 2016, the most recently determined estimated per share NAV for purposes of our share redemption program was $9.70 per share, the estimated per share NAV as of August 31, 2015, as determined by the board of directors. From November 14, 2016 until March 27, 2017, the most recently determined estimated per share NAV for purposes of our share redemption program was $9.92 per share, the estimated per share NAV as of September 30, 2016, as determined by the board of directors. As a result of the board of directors’ determination of an updated estimated per share NAV of our shares of common stock, the estimated per share NAV of $10.08 as of December 31, 2016 will serve as the most recent estimated per share NAV for purposes of the share redemption program, effective March 28, 2017, until such time as the board of directors determines a new estimated per share NAV.
In determining the redemption price, we consider shares to have been redeemed from a stockholder’s account on a first-in, first-out basis. Our board of directors will announce any redemption price adjustment and the time period of its effectiveness as a part of its regular communications with our stockholders. If we have sold a property and have made one or more special distributions to our stockholders of all or a portion of the net proceeds from such sales, the per share redemption price will be reduced by the net sale proceeds per share distributed to stockholders prior to the redemption date. Our board of directors will, in its sole discretion, determine which distributions, if any, constitute a special distribution. While our board of directors does not have specific criteria for determining a special distribution, we expect that a special distribution will only occur upon the sale of a property and the subsequent distribution of the net sale proceeds.
Upon receipt of a request for redemption, we may conduct a Uniform Commercial Code (“UCC”) search to ensure that no liens are held against the shares. Any costs for conducting the UCC search will be borne by us.
In the event of the death of a stockholder, we must receive notice from the stockholder’s estate within 270 days after the stockholder’s death. Shares redeemed in connection with a stockholder’s death will be redeemed at a purchase price per share equal to 100% of the estimated per share NAV.
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
We will limit the number of shares redeemed pursuant to our share redemption program as follows: (1) we will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid; and (2) funding for the redemption of shares will be limited, among other things, to the net proceeds we receive from the sale of shares under our DRIP, net of shares redeemed to date. In an effort to accommodate redemption requests throughout the calendar year, we intend to limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter, and funding for redemptions for each quarter generally will be limited, among other things, to the net proceeds we receive from the sale of shares in the respective quarter under our DRIP; however, our management may waive these quarterly limitations in its sole discretion, subject to the 5% cap on the number of shares we may redeem during the respective trailing 12-month period. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any quarter, in which case quarterly redemptions will be made pro rata, except as described below. Our management also reserves the right, in its sole discretion at any time, and from time to time, to reject any request for redemption for any reason.
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
We will determine whether we have sufficient funds and/or shares available as soon as practicable after the end of each fiscal quarter, but in any event prior to the applicable payment date. If we cannot purchase all shares presented for redemption in any fiscal quarter, based upon insufficient cash available and/or the limit on the number of shares we may redeem during any quarter or year, we will give priority to the redemption of deceased stockholders’ shares. While deceased stockholders’ shares will be included in calculating the maximum number of shares that may be redeemed in any annual or quarterly period, they will not be subject to the annual or quarterly percentage caps; therefore, if the volume of requests to redeem deceased stockholders’ shares in a particular quarter were large enough to cause the annual or quarterly percentage caps to be exceeded, even if no other redemption requests were processed, the redemptions of deceased stockholders’ shares would be completed in full, assuming sufficient proceeds from the sale of shares under our DRIP, net of shares redeemed to date, were available. If sufficient proceeds from the sale of shares under our DRIP, net of shares redeemed to date, were not available to pay all such redemptions in full, the requests to redeem deceased stockholders’ shares would be honored on a pro rata basis. We next will give priority to requests for full redemption of accounts with a balance of 250 shares or less at the time we receive the request, in order to reduce the expense of maintaining small accounts. Thereafter, we will honor the remaining redemption requests on a pro rata basis. Following such quarterly redemption period, if a stockholder would like to resubmit the unsatisfied portion of the prior request for redemption, such stockholder must submit a new request for redemption of such shares prior to the last day of the new quarter. Unfulfilled requests for redemption will not be carried over automatically to subsequent redemption periods.
Our board of directors may choose to amend, suspend or terminate our share redemption program at any time upon 30 days’ notice to our stockholders. Additionally, we will be required to discontinue sales of shares under our Secondary DRIP Offering on the date we sell all of the shares registered for sale under the Secondary DRIP Offering, unless we register additional DRIP shares to be offered pursuant to an effective registration statement with the SEC and applicable states. Because the redemption of shares will be funded with the net proceeds we receive from the sale of shares under our Secondary DRIP Offering, net of shares redeemed to date, the discontinuance or termination of our Secondary DRIP Offering will adversely affect our ability to redeem shares under the share redemption program. We will notify our stockholders of such developments (1) in our next annual or quarterly report or (2) by means of a separate mailing, accompanied by disclosure in a current or periodic report under the Exchange Act.
Our share redemption program is only intended to provide interim liquidity for stockholders until a liquidity event occurs, which may include the sale of the Company, the sale of all or substantially all of our assets, a merger or similar transaction, an alternative strategy that will result in a significant increase in opportunities for stockholders to redeem their shares or the listing of the shares of our common stock for trading on a national securities exchange. We cannot guarantee that a liquidity event will occur.
The shares we redeem under our share redemption program are canceled and returned to the status of authorized but unissued shares. We do not intend to resell such shares to the public unless they are first registered with the SEC under the Securities Act and under appropriate state securities laws or otherwise sold in compliance with such laws.
We received redemption requests for approximately 2.3 million shares (or $23.0 million) in excess of the net proceeds we received from issuance of shares under the DRIP Offerings during the three months ended December 31, 2016. Management, in its discretion, limited the amount of shares redeemed for the three months ended December 31, 2016 to shares issued pursuant to the DRIP Offerings during the period. During the year ended December 31, 2016, we received valid redemption requests under our share redemption program totaling approximately 14.9 million shares, of which we redeemed approximately 8.6 million shares as of December 31, 2016 for $83.1 million (at an average redemption price of $9.62 per share) and approximately 2.7 million shares subsequent to December 31, 2016 for $27.1 million (at an average redemption price of $9.91 per share). The remaining redemption requests relating to approximately 3.6 million shares went unfulfilled. During the year ended December 31, 2015, we received valid redemption requests under our share redemption program totaling approximately 6.7 million shares, of which we redeemed approximately 3.8 million shares as of December 31, 2015 for $36.1 million (at an average redemption price of $9.59 per share) and approximately 2.9 million shares subsequent to December 31, 2015 for $27.6 million (at an average redemption price of $9.59 per share). A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program set forth above. We funded such redemptions with proceeds from our DRIP Offerings. During the years ended December 31, 2016 and 2015, we issued approximately 11.2 million and 11.7 million shares of common stock, respectively, under the DRIP Offerings, for proceeds of $109.2 million and $112.2 million, respectively, which were recorded as redeemable common stock on the consolidated balance sheets, net of any redemptions paid.

During the three-month period ended December 31, 2016, we redeemed shares as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2016 - October 31, 2016	—	$—	—	(1)
November 1, 2016 - November 30, 2016	2,806,996	$9.67	2,806,996	(1)
December 1, 2016 - December 31, 2016	—	$—	—	(1)
Total	2,806,996		2,806,996	(1)
____________________________________

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.

See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Share Redemptions in this Annual Report on Form 10-K, and Note 13 — Stockholders’ Equity to our consolidated financial statements in this Annual Report on Form 10-K for additional share redemption information.
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
See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Distributions in this Annual Report on Form 10-K for additional information on distributions.
For federal income tax purposes, distributions to common stockholders are characterized as ordinary dividends, capital gain distributions, or nondividend distributions. To the extent that we make a distribution in excess of our current or accumulated earnings and profits, the distribution will be a nontaxable return of capital, reducing the tax basis in each U.S. stockholder’s shares.  In addition, the amount of distributions in excess of U.S. stockholders’ tax basis in their shares will be taxable as a capital gain realized from the sale of those shares. See Note 14 — Income Taxes to our consolidated financial statements in this Annual Report on Form 10-K for the character of the distributions paid during the years ended December 31, 2016, 2015 and 2014.
The following table shows the distributions declared on a per share basis during the years ended December 31, 2016, 2015 and 2014 (in thousands, except per share data):

Year Ending December 31,	Total Distributions Declared	Distributions Declared per Common Share

2016	$194,834	$0.625
2015	$193,311	$0.625
2014	$182,637	$0.625

ITEM 6.	SELECTED FINANCIAL DATA
The following data should be read in conjunction with our consolidated financial statements and the notes thereto and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K. Certain amounts presented below have been reclassified to conform to the current period presentation. See Note 2 — Summary of Significant Policies to our consolidated financial statements in this Annual Report on Form 10-K for a discussion of the various reclassifications. The selected financial data (in thousands, except share and per share amounts) presented below was derived from our consolidated financial statements.

	Year Ended December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Total real estate investments and related assets, net	$4,534,010	$4,484,326	$3,923,840	$2,203,056	$520,083
Cash and cash equivalents	$9,754	$26,316	$55,287	$300,574	$13,895
Total assets	$4,624,335	$4,582,199	$4,031,468	$2,544,324	$540,578
Notes payable and credit facility, net	$2,246,259	$2,066,563	$1,458,828	$689,621	$272,972
Intangible lease liabilities, net	$49,075	$53,822	$55,535	$37,485	$7,810
Total liabilities	$2,357,566	$2,195,084	$1,583,090	$775,868	$293,099
Redeemable common stock and noncontrolling interest	$188,938	$190,561	$121,972	$26,484	$1,964
Total stockholders’ equity	$2,077,831	$2,196,554	$2,326,406	$1,741,972	$245,515
Operating Data:
Total revenues	$407,451	$367,731	$256,282	$102,557	$7,837
Total operating expenses	$258,267	$243,531	$210,852	$113,253	$19,853
Operating income (loss)	$149,184	$124,200	$45,430	$(10,696)	$(12,016)
Net income (loss) attributable to the Company	$71,842	$64,771	$11,190	$(32,880)	$(13,744)
Cash Flow Data:
Net cash provided by (used in) operating activities	$193,686	$182,900	$89,086	$7,570	$(8,717)
Net cash used in investing activities	$(188,300)	$(676,738)	$(1,740,355)	$(1,702,957)	$(511,223)
Net cash (used in) provided by financing activities	$(21,948)	$464,867	$1,405,982	$1,982,066	$533,635
Per Share Data:
Net income (loss) - basic and diluted	$0.23	$0.21	$0.04	$(0.36)	$(1.60)
Distributions declared per common share	$0.625	$0.625	$0.625	$0.625	$0.447
Weighted average shares outstanding - basic and diluted	311,863,844	309,263,576	292,072,088	90,330,927	8,578,494

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part II, Item 6. Selected Financial Data in this Annual Report on Form 10-K and our accompanying consolidated financial statements and notes thereto. See also the Cautionary Note Regarding Forward-Looking Statements section preceding Part I of this Annual Report on Form 10-K.
Overview
We were formed on July 27, 2010, and we elected to be taxed, and currently qualify, as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2012. We commenced our principal operations on April 13, 2012, when we satisfied the conditions of our escrow agreement regarding the minimum offering and issued approximately 308,000 shares of our common stock. We have no paid employees and are externally advised and managed by CR IV Advisors. VEREIT indirectly owns and/or controls our external advisor, CR IV Advisors, the dealer manager for the Offering, Cole Capital Corporation, our property manager, CREI Advisors, and our sponsor, Cole Capital.
We ceased issuing shares in our Offering on April 4, 2014 and in the Initial DRIP Offering effective as of June 30, 2016, but will continue to issue shares of common stock under the Secondary DRIP Offering until such time as our shares are listed on a national securities exchange or the Secondary DRIP Offering is otherwise terminated by our board of directors. We expect that property acquisitions in 2017 and future periods will be funded by proceeds from financing of the acquired properties, proceeds from our Secondary DRIP Offering, cash flows from operations and the strategic sale of properties and other investments.
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our indebtedness and acquisition and operating expenses. Rental and other property income accounted for 87% of our total revenue for the years ended December 31, 2016 and 2015. As 98.2% of our rentable square feet was under lease, including any month-to-month agreements, as of December 31, 2016 with a weighted average remaining lease term of 9.9 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. CR IV Advisors regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If CR IV Advisors identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
Our Business Environment and Current Outlook
Current conditions in the global capital markets remain volatile as the world’s economic growth has been affected by geopolitical and economic events. In addition, there is uncertainty surrounding the policy stance of the new U.S. administration and its global ramifications. In the United States, the overall economic environment continued to improve in 2016. During 2016, the U.S. real gross domestic product increased 1.6% to $16.66 trillion, the unemployment rate decreased 0.3 percentage points to 4.7%, and Core CPI, a measure of inflation which removes food and energy prices and is seasonally adjusted, increased 2.2%, as compared to the same period a year earlier.
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
Recoverability of Real Estate Assets
We invest in real estate assets and subsequently monitor those investments quarterly for impairment, including the review of real estate properties subject to direct financing leases, if applicable. Additionally, we record depreciation and amortization related to our investments. The risks and uncertainties involved in applying the principles related to real estate investments include, but are not limited to, the following:

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
Consolidation of Equity Investment
From July 2013 to September 2016, we held an equity investment of approximately 90% in an anchored shopping center comprising 176,000 rentable square feet of commercial space (the “Unconsolidated Joint Venture”) and accounted for this investment using the equity method of accounting as we had the ability to exercise significant influence, but not control, over operating and financial policies of this investment. We must continually evaluate other non-controlling interests for consolidation based on standards set forth in GAAP. For legal entities being evaluated, we must first determine whether the interests that we hold and fees we receive qualify as variable interests in the entity, as discussed in Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements in this Annual Report on Form 10-K. The difference between consolidating the variable interest entity (“VIE”) and accounting for it using the equity method could be material to our consolidated financial statements. The risks and uncertainties involved in applying the principles related to equity investments include, but are not limited to, the following:

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

•	We determine whether any financing assumed is above- or below-market based upon comparison to similar financing terms for similar types of debt financing with similar maturities.

Recently Issued Accounting Pronouncements
Recently issued accounting pronouncements are described in Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements in this Annual Report on Form 10-K.
Operating Highlights and Key Performance Indicators
2016 Activity

•	Acquired 15 properties for an aggregate purchase price of $216.7 million.

•
Partner in the Unconsolidated Joint Venture elected the option to require the Company to purchase its interest. Purchased the remaining 10% interest in the Unconsolidated Joint Venture for $1.6 million. The acquisition was accounted for as a business combination. Property is now 100% wholly owned by the Company. Dissolution of Unconsolidated Joint Venture resulted in $647,000 loss on equity investment.

•	Disposed of five properties, four retail properties and one anchored shopping center, for an aggregate sale price of $31.6 million.

•	Issued approximately 11.2 million shares of common stock in the DRIP Offerings for proceeds of $109.2 million.

•	Total debt increased by $180.0 million, from $2.1 billion to $2.3 billion.
Portfolio Information
As of December 31, 2016, we owned 882 properties located in 45 states, the gross rentable square feet of which was 98.2% leased, including any month-to-month agreements, with a weighted average lease term remaining of 9.9 years. During the year ended December 31, 2016, we disposed of five properties, for an aggregate gross sales price of $31.6 million.
The following table shows the property statistics of our real estate assets, which exclude uncompleted development projects and any properties owned through unconsolidated joint ventures, as of December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Number of commercial properties	882	871	759
Rentable square feet (in thousands) (1)	26,548	25,195	20,171
Percentage of rentable square feet leased	98.2%	98.5%	98.6%
Percentage of investment-grade tenants (2)	39.5%	35.1%	41.1%
____________________________________

(1)	Includes square feet of buildings on land parcels subject to ground leases.
(2) Investment-grade tenants are those with a credit rating of BBB- or higher by Standard & Poor’s or a credit rating of Baa3 or higher by Moody’s. The ratings may reflect those assigned by Standard & Poor’s or Moody’s to the lease guarantor or the parent company, as applicable.
The following table summarizes our real estate investment activity during the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Commercial properties acquired (1)	15	111	422
Purchase price of acquired properties (in thousands) (1)	$216,652	$615,846	$1,742,371
Rentable square feet (in thousands) (1) (2)	1,268	3,417	9,340
____________________________________

(1)	Excludes a property owned through the Unconsolidated Joint Venture that was consolidated during the year ended December 31, 2016 and a development project placed into service during 2015.

(2)	Includes square feet of buildings on land parcels subject to ground leases.

The following table shows the tenant diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2016:

			2016	2016	Percentage of
	Total	Leased	Annualized	Annualized	2016
	Number	Square Feet	Rental Income	Rental Income	Annualized
Tenant	of Leases	(in thousands) (1)	(in thousands)	per Square Foot (1)	Rental Income
Walgreens - pharmacy	63	923	$22,852	$24.76	6%
Dollar General - discount store	169	1,636	16,565	10.13	5%
Family Dollar - discount store	60	1,333	16,216	12.17	4%
United Oil - gas and convenience	4	72	13,344	185.33	4%
Lowe’s - home and garden	15	1,898	13,256	6.98	4%
CVS - pharmacy	46	576	12,884	22.37	4%
Academy Sports - sporting goods	7	2,034	12,508	6.15	3%
PetSmart - pet supply	38	734	10,912	14.87	3%
L.A. Fitness - entertainment and recreation	11	502	9,071	18.07	3%
Dick's Sporting Goods - sporting goods	15	732	8,501	11.61	2%
Other	1,157	15,628	225,852	14.45	62%
	1,585	26,068	$361,961	$13.89	100%
____________________________________

(1)	Includes square feet of the buildings on land parcels subject to ground leases.
The following table shows the tenant industry diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2016:

			2016	2016	Percentage of
	Total	Leased	Annualized	Annualized	2016
	Number	Square Feet	Rental Income	Rental Income	Annualized
Industry	of Leases	(in thousands) (1)	(in thousands)	per Square Foot (1)	Rental Income
Discount store	317	5,276	$54,004	$10.24	15%
Pharmacy	112	1,526	36,255	23.76	10%
Home and garden	56	3,298	30,911	9.37	9%
Gas and convenience	36	287	27,106	94.45	7%
Sporting goods	35	3,116	25,851	8.30	7%
Grocery	47	1,864	24,875	13.34	7%
Restaurants - casual dining	103	489	14,109	28.85	4%
Entertainment and recreation	25	733	14,050	19.17	4%
Pet supply	53	932	14,049	15.07	4%
Apparel and jewelry	103	859	13,897	16.18	4%
Other	698	7,688	106,854	13.90	29%
	1,585	26,068	$361,961	$13.89	100%
____________________________________

(1)	Includes square feet of the buildings on land parcels subject to ground leases.

The following table shows the geographic diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2016:

			2016	2016	Percentage of
	Total	Rentable	Annualized	Annualized	2016
	Number of	Square Feet	Rental Income	Rental Income	Annualized
Location	Properties	(in thousands) (1)	(in thousands)	per Square Foot (1)	Rental Income
California	77	1,034	$38,314	$37.05	11%
Texas	101	2,024	32,348	15.98	9%
Georgia	38	2,155	25,278	11.73	7%
Ohio	56	2,016	23,342	11.58	6%
Florida	62	1,737	21,695	12.49	6%
Tennessee	15	2,898	16,560	5.71	4%
Illinois	26	1,215	15,172	12.49	4%
Indiana	27	1,024	14,018	13.69	4%
New York	12	372	13,808	37.12	4%
North Carolina	29	1,112	13,567	12.20	4%
Other	439	10,961	147,859	13.49	41%
	882	26,548	$361,961	$13.63	100%
____________________________________

(1)	Includes square feet of the buildings on land parcels subject to ground leases.
The following table shows the property type diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2016:

			2016	2016	Percentage of
	Total	Rentable	Annualized	Annualized	2016
	Number of	Square Feet	Rental Income	Rental Income	Annualized
Property Type	Properties	(in thousands) (1)	(in thousands)	per Square Foot (1)	Rental Income
Retail	805	13,631	$205,331	$15.06	57%
Anchored shopping centers	72	10,248	143,836	14.04	39%
Industrial and distribution	5	2,669	12,794	4.79	4%
	882	26,548	$361,961	$13.63	100%
____________________________________

(1)	Includes square feet of the buildings on land parcels subject to ground leases.
Leases
Although there are variations in the specific terms of the leases of our properties, the following is a summary of the general structure of our current leases. Generally, the leases of the properties acquired provide for initial terms of ten or more years and provide the tenant with one or more multi-year renewal options, subject to generally the same terms and conditions as the initial lease term. Certain leases also provide that in the event we wish to sell the property subject to that lease, we first must offer the lessee the right to purchase the property on the same terms and conditions as any offer which we intend to accept for the sale of the property. The properties are generally leased under net leases pursuant to which the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance, while certain of the leases require us to maintain the roof, structure and parking areas of the building. Additionally, certain leases provide for increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume. The leases of the properties provide for annual rental payments (payable in monthly installments) ranging from $6,000 to $8.0 million (average of $206,000). Certain leases provide for limited increases in rent as a result of fixed increases or increases in the consumer price index.

The following table shows lease expirations of our real estate portfolio, as of December 31, 2016, during each of the next ten years and thereafter, assuming no exercise of renewal options:

			2016
	Total	Leased	Annualized	2016	Percentage of
	Number	Square Feet	Rental Income	Annualized	2016
	of Leases	Expiring	Expiring	Rental Income	Annualized
Year of Lease Expiration	Expiring	(in thousands) (1)	(in thousands)	per Square Foot (1)	Rental Income
2017	69	237	$3,796	$16.02	1%
2018	157	985	17,056	17.32	5%
2019	158	1,291	18,987	14.71	5%
2020	134	979	15,023	15.35	4%
2021	126	1,122	17,540	15.63	5%
2022	95	1,779	20,056	11.27	6%
2023	100	2,145	28,001	13.05	8%
2024	89	1,884	25,545	13.56	7%
2025	59	1,848	20,930	11.33	6%
2026	61	1,064	16,222	15.25	4%
Thereafter	537	12,734	178,805	14.04	49%
	1,585	26,068	$361,961	$13.89	100%
____________________________________

(1)	Includes square feet of the buildings on land parcels subject to ground leases.
The following table shows the economic metrics of our real estate assets as of and for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Economic Metrics
Weighted-average lease term (in years) (1)	9.9	10.9	11.6
Lease rollover (1)(2):
Annual average	4.0%	3.2%	3.0%
Maximum for a single year	5.3%	4.8%	4.8%
____________________________________

(1)	Based on annualized rental income of our real estate portfolio as of December 31, 2016, 2015 and 2014.

(2)	Through the end of the next five years as of the respective reporting date.
Results of Operations
The following table provides summary information about our results of operations for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

	Year Ended December 31,			2016 vs. 2015 Increase (Decrease)	2015 vs. 2014 Increase (Decrease)
	2016	2015	2014
Total revenues	$407,451	$367,731	$256,282	$39,720	$111,449
General and administrative expenses	$12,502	$13,652	$11,510	$(1,150)	$2,142
Property operating expenses	$23,176	$20,890	$15,508	$2,286	$5,382
Real estate tax expenses	$35,063	$33,571	$23,527	$1,492	$10,044
Advisory fees and expenses	$41,926	$36,225	$24,142	$5,701	$12,083
Acquisition-related fees and expenses	$4,191	$15,526	$51,763	$(11,335)	$(36,237)
Depreciation and amortization	$134,672	$122,227	$84,402	$12,445	$37,825
Operating income	$149,184	$124,200	$45,430	$24,984	$78,770
Interest expense and other, net	$79,465	$59,199	$34,103	$20,266	$25,096
Net income attributable to the Company	$71,842	$64,771	$11,190	$7,071	$53,581

Revenue
Our revenue consists primarily of rental and other property income from net leased commercial properties. We also pay certain operating expenses that are subject to reimbursement by our tenants, which results in tenant reimbursement income.
2016 vs 2015 – The increase in revenue of $39.7 million during the year ended December 31, 2016, as compared to the same period in 2015, was primarily due to the acquisition of 15 rental income-producing properties subsequent to December 31, 2015 as well as recognizing a full year of revenue on 111 properties acquired in 2015. Rental income from net leased commercial properties accounted for 87% of total revenue for each of the years ended December 31, 2016 and December 31, 2015. We also paid certain operating expenses subject to reimbursement by our tenants, which resulted in $51.3 million of tenant reimbursement income during the year ended December 31, 2016, compared to $46.3 million during the year ended December 31, 2015.
2015 vs 2014 – The increase in revenue of $111.4 million during the year ended December 31, 2015, as compared to the same period in 2014, was primarily due to the acquisition of 111 rental income-producing properties subsequent to December 31, 2014 as well as recognizing a full year of revenue on 422 properties acquired in 2014. Rental income from net leased commercial properties accounted for 87% of total revenue for each of the years ended December 31, 2015 and December 31, 2014. We also paid certain operating expenses subject to reimbursement by our tenants, which resulted in $46.3 million of tenant reimbursement income during the year ended December 31, 2015, compared to $34.4 million during the year ended December 31, 2014.
General and Administrative Expenses
The primary general and administrative expense items are operating expense reimbursements to our advisor, accounting fees, escrow and trustee fees and state franchise and income taxes.
2016 vs 2015 – The decrease in general and administrative expenses of $1.2 million during the year ended December 31, 2016, as compared to the same period in 2015, was primarily due to decreases in state franchise and income taxes as a result of favorable tax planning strategies and lower franchise taxes due to a lower net book value on existing properties, as well as decreases in operating expense reimbursements to our advisor and lower professional fees incurred during the year ended December 31, 2016.
2015 vs 2014 – The increase in general and administrative expenses of $2.1 million during the year ended December 31, 2015, as compared to the same period in 2014, was primarily due to higher professional fees incurred during the year, as well as increases in state franchise and income taxes and operating expense reimbursements to our advisor during the year ended December 31, 2015, primarily as a result of the acquisition of 111 rental income-producing properties subsequent to December 31, 2014 as well as recognizing a full year of general and administrative expenses on 422 properties acquired in 2014.
Property Operating Expenses
Property operating expenses such as property repairs, maintenance and property-related insurance include both reimbursable and non-reimbursable property expenses. We are reimbursed by tenants for reimbursable property operating expenses in accordance with the respective lease agreements.
2016 vs 2015 – The increase in property operating expenses of $2.3 million during the year ended December 31, 2016, as compared to the same period in 2015, was primarily due to the acquisition of 15 rental income-producing properties subsequent to December 31, 2015 as well as recognizing a full year of property operating expenses on 111 properties acquired in 2015.
2015 vs 2014 – The increase in property operating expenses of $5.4 million during the year ended December 31, 2015, as compared to the same period in 2014, was primarily due to the acquisition of 111 rental income-producing properties subsequent to December 31, 2014 as well as recognizing a full year of property operating expenses on 422 properties acquired in 2014.
Real Estate Tax Expenses
2016 vs 2015 – The increase in real estate tax expenses of $1.5 million during the year ended December 31, 2016, as compared to the same period in 2015, was primarily due to the acquisition of 15 rental income-producing properties during the year ended December 31, 2016, as well as recognizing a full year of real estate tax expense on 111 properties acquired in 2015.

2015 vs 2014 – The increase in real estate tax expenses of $10.0 million during the year ended December 31, 2015, as compared to the same period in 2014, was primarily due to the acquisition of 111 rental income-producing properties during the year ended December 31, 2015, as well as recognizing a full year of real estate tax expense on 422 properties acquired in 2014.
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
2016 vs 2015 – The increase in advisory fees and expenses of $5.7 million during the year ended December 31, 2016, as compared to the same period in 2015, was primarily due to an increase in our average invested assets to $5.2 billion for the year ended December 31, 2016, compared to $4.5 billion for the year ended December 31, 2015.
2015 vs 2014 – The increase in advisory fees and expenses of $12.1 million during the year ended December 31, 2015, as compared to the same period in 2014, was primarily due to an increase in our average invested assets to $4.5 billion for the year ended December 31, 2015, compared to $2.9 billion for the year ended December 31, 2014.
Acquisition-Related Fees and Expenses
Acquisition-related expenses include costs incurred for deals that were not consummated and the change in fair value of contingent consideration arrangements. We also pay CR IV Advisors or its affiliates acquisition fees of up to 2.0% of: (1) the contract purchase price of each property or asset we acquire; (2) the amount paid in respect of the development, construction or improvement of each asset we acquire; (3) the purchase price of any loan we acquire; and (4) the principal amount of any loan we originate.
2016 vs 2015 – The decrease in acquisition-related fees and expenses of $11.3 million during the year ended December 31, 2016, as compared to the same period in 2015, was primarily due to the acquisition of 15 commercial properties for an aggregate purchase price of $216.7 million during the year ended December 31, 2016, compared to the acquisition of 111 commercial properties for an aggregate purchase price of $615.8 million during the year ended December 31, 2015.
2015 vs 2014 – The decrease in acquisition-related fees and expenses of $36.2 million during the year ended December 31, 2015, as compared to the same period in 2014, was primarily due to the acquisition of 111 commercial properties for an aggregate purchase price of $615.8 million during the year ended December 31, 2015, compared to the acquisition of 422 commercial properties for an aggregate purchase price of $1.7 billion during the year ended December 31, 2014.
Depreciation and Amortization
2016 vs 2015 – The increase in depreciation and amortization expenses of $12.4 million during the year ended December 31, 2016, as compared to the same period in 2015, was primarily due to the acquisition of 15 additional rental income-producing properties subsequent to December 31, 2015 as well as recognizing a full year of depreciation and amortization expenses on 111 properties acquired in 2015.
2015 vs 2014 – The increase in depreciation and amortization expenses of $37.8 million during the year ended December 31, 2015, as compared to the same period in 2014, was primarily due to the acquisition of 111 additional rental income-producing properties subsequent to December 31, 2014 as well as recognizing a full year of depreciation and amortization expenses on 422 properties acquired in 2014.
Interest Expense and Other, Net
Interest expense and other, net also includes amortization of deferred financing costs and equity in income related to the Unconsolidated Joint Venture.
2016 vs 2015 – The increase in interest expense and other, net of $20.3 million during the year ended December 31, 2016, as compared to the same period in 2015, was primarily due to an increase in the average aggregate amount of debt outstanding from $1.8 billion during the year ended December 31, 2015 to $2.2 billion during the year ended December 31, 2016.
2015 vs 2014 – The increase in interest expense and other, net of $25.1 million during the year ended December 31, 2015, as compared to the same period in 2014, was primarily due to an increase in the average aggregate amount of debt outstanding from $1.1 billion during the year ended December 31, 2014 to $1.8 billion during the year ended December 31, 2015.

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
“Non-same store” properties, as reflected in the table below, includes properties acquired on or after January 1, 2015 and any properties under development or redevelopment. As shown in the table below, contract rental revenue on the 753 same store properties for the year ended December 31, 2016 increased approximately $658,000 to $282.5 million, compared to $281.8 million for the year ended December 31, 2015. The same store properties were 97.9% occupied as of December 31, 2016 and 97.8% occupied as of December 31, 2015. The following table shows the contract rental revenue from properties owned for both of the entire years ended December 31, 2016 and 2015, along with a reconciliation to rental income, calculated in accordance with GAAP (dollar amounts in thousands):

	Number of Properties	Year Ended December 31,		Increase (Decrease)
Contract rental revenue		2016	2015	$ Change	% Change
“Same store” properties	753	$282,461	$281,803	$658	0.2%
“Non-same store” properties	129	59,700	24,634	35,066	142.3%
Disposed properties (1)	5	1,287	2,114	(827)	(39.1)%
Total contract rental revenue		343,448	308,551	34,897	11.3%

Straight-line rental income		11,555	11,776	(221)	(1.9)%
Amortization (2)		1,123	1,098	25	2.3%
Rental income - as reported		$356,126	$321,425	$34,701	10.8%
 ____________________________________
(1) We disposed of five properties during the year ended December 31, 2016.
(2) Includes amortization of above- and below-market lease intangibles and deferred lease incentives.
“Non-same store” properties, as reflected in the table below, includes properties acquired on or after January 1, 2014 and any properties under development or redevelopment. As shown in the table below, contract rental revenue on the 337 same store properties for the year ended December 31, 2015 increased approximately $532,000 to $160.4 million, compared to $159.9 million for the year ended December 31, 2014. The same store properties were 97.6% occupied as of December 31, 2015 and 98.5% occupied as of December 31, 2014. The following table shows the contract rental revenue from properties owned for both of the entire years ended December 31, 2015 and 2014, along with a reconciliation to rental income, calculated in accordance with GAAP (dollar amounts in thousands):

	Number of Properties	Year Ended December 31,		Increase/(Decrease)
Contract rental revenue		2015	2014	$ Change	% Change
“Same store” properties	337	$160,437	$159,905	$532	0.3%
“Non-same store” properties	534	148,114	51,636	96,478	186.8%
Total contract rental revenue		308,551	211,541	97,010	45.9%

Straight-line rental income		11,776	8,227	3,549	43.1%
Amortization (1)		1,098	2,141	(1,043)	(48.7)%
Rental income - as reported		$321,425	$221,909	$99,516	44.8%
 ____________________________________
(1) Includes amortization of above- and below-market lease intangibles and deferred lease incentives.
Distributions
Our board of directors authorized a daily distribution, based on 366 days in the calendar year, of $0.001706776 per share for stockholders of record as of the close of business on each day of the period commencing on January 1, 2016 and ending on December 31, 2016. In addition, our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001711452 per share for stockholders of record as of the close of business on each day of the period commencing on January 1, 2017 and ending on June 30, 2017.
During the years ended December 31, 2016 and 2015, we paid distributions of $194.9 million and $192.9 million, respectively, including $109.2 million and $112.2 million, respectively, through the issuance of shares pursuant to the DRIP Offerings. Net cash provided by operating activities for the year ended December 31, 2016 was $193.7 million and reflected a reduction for real estate acquisition-related fees and expenses incurred of $4.2 million in accordance with GAAP. For the year ended December 31, 2015, net cash provided by operating activities was $182.9 million and reflected a reduction for real estate acquisition-related fees and expenses incurred of $15.5 million, in accordance with GAAP. Our 2016 distributions were funded by net cash provided by operating activities of $193.7 million, or 99%, and proceeds from the issuance of notes payable of $1.2 million, or 1%. Our 2015 distributions were funded by net cash provided by operating activities of $182.9 million, or 95%, and proceeds from the issuance of notes payable of $10.0 million, or 5%.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares of common stock back to us, subject to certain conditions and limitations. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the Secondary DRIP Offering, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP Offerings. We received redemption requests of approximately 2.3 million shares for $23.0 million in excess of the net proceeds we received from issuance of shares under the DRIP Offerings during the three months ended December 31, 2016. Management, in its discretion, limited the amount of shares redeemed for the three months ended December 31, 2016 to shares issued pursuant to the DRIP Offerings during the period. During the year ended December 31, 2016, we received valid redemption requests under our share redemption program totaling approximately 14.9 million shares, of which we redeemed approximately 8.6 million shares as of December 31, 2016 for $83.1 million (at an average redemption price of $9.62 per share) and approximately 2.7 million shares subsequent to December 31, 2016 for $27.1 million (at an average redemption price of $9.91 per share). The remaining redemption requests relating to approximately 3.6 million shares went unfulfilled. As of December 31, 2015, we received valid redemption requests under our share redemption program totaling approximately 6.7 million shares, of which we redeemed approximately 3.8 million shares as of December 31, 2015 for $36.1 million (at an average redemption price of $9.59 per share) and approximately 2.9 million shares subsequent to December 31, 2015 for $27.6 million (at an average redemption price of $9.59 per share). A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program. The share redemptions were funded with proceeds from the DRIP Offerings.
See the discussion of our share redemption program in Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Share Redemption Program in this Annual Report on Form 10-K.
Liquidity and Capital Resources
General
We expect to utilize funds from cash flow from operations and future proceeds from secured or unsecured financing to complete future property acquisitions and for general corporate uses. The sources of our operating cash flows will primarily be provided by the rental income received from current and future leased properties.

As of December 31, 2016, we had an unsecured credit facility with JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Facility”) that provided for borrowings of up to $1.28 billion, which included a $636.7 million unsecured term loan (the “Term Loan”) and up to $643.3 million in unsecured revolving loans (the “Revolving Loans”). As of December 31, 2016, we had $240.3 million in unused capacity under the Credit Facility, subject to borrowing availability. As of December 31, 2016, we also had cash and cash equivalents of $9.8 million.
Subsequent to December 31, 2016, we entered into a second amended and restated credit agreement (the “Second Amended and Restated Credit Agreement”) that increased the allowable borrowings of the Credit Facility up to $1.40 billion (the “Second Amended and Restated Credit Facility”). The Second Amended and Restated Credit Facility includes a $1.05 billion unsecured term loan and allows us to borrow up to $350.0 million in unsecured revolving loans. See Note 17 — Subsequent Events to our consolidated financial statements in this Annual Report on Form 10-K for additional terms of the Second Amended and Restated Credit Facility.

Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related investments and the payment of acquisition-related fees and expenses, operating expenses, distributions, redemptions and interest and principal on current and any future debt financings. We expect to meet our short-term liquidity requirements through net cash provided by operations and proceeds from the Secondary DRIP Offering, as well as secured or unsecured borrowings from banks and other lenders to finance our future acquisitions. Operating cash flows are expected to increase as additional properties are added to our portfolio. As of December 31, 2016, there was $403.0 million outstanding on the Revolving Loans, which matures on August 15, 2017; however, the Second Amended and Restated Credit Agreement extended the maturity date of the Term Loan to March 15, 2022 and the Revolving Loans to March 15, 2021. However, we may elect to extend the maturity date of the Revolving Loans to March 15, 2022 subject to satisfying certain conditions described in the Second Amended and Restated Credit Agreement. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related investments and the payment of tenant improvements, acquisition-related fees and expenses, operating expenses, distributions and redemptions to stockholders and interest and principal on any current and future indebtedness. Generally, we expect to meet our long-term liquidity requirements through proceeds from cash flow from operations, borrowings on the Second Amended and Restated Credit Facility, proceeds from secured or unsecured borrowings from banks and other lenders, and proceeds raised pursuant to the Secondary DRIP Offering.
We expect that substantially all net cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we have used, and may continue to use, other sources to fund distributions, as necessary, including proceeds from the Secondary DRIP Offering, borrowings on the Credit Facility and/or future borrowings on our unencumbered assets. To the extent that cash flows from operations are lower due to fewer properties being acquired or lower than expected returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash flows from the Offerings or debt financings will be used to fund acquisitions, certain capital expenditures, repayments of outstanding debt or distributions and redemptions to our stockholders.
Contractual Obligations
As of December 31, 2016, we had $2.3 billion of debt outstanding with a weighted average interest rate of 3.5%. See Note 7 — Notes Payable and Credit Facility to our consolidated financial statements in this Annual Report on Form 10-K for certain terms of our debt outstanding.
Our contractual obligations as of December 31, 2016 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments — fixed rate debt (2)	$1,164,622	$451	$74,010	$413,317	$676,844
Interest payments — fixed rate debt (3)	249,228	45,780	89,558	65,645	48,245
Principal payments — variable rate debt	53,500	—	33,000	20,500	—
Interest payments — variable rate debt (4)	3,381	1,766	1,511	104	—
Principal payments — credit facility	1,039,666	403,000	636,666	—	—
Interest payments — credit facility (5)	39,738	27,355	12,383	—	—
Total	$2,550,135	$478,352	$847,128	$499,566	$725,089
____________________________________

(1)	The table does not include amounts due to CR IV Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
Principal payment amounts reflect actual payments based on the face amount of notes payable secured by our wholly-owned properties, which excludes the fair value adjustment, net of amortization, of mortgage notes assumed of $506,000 as of December 31, 2016.

(3)
As of December 31, 2016, we had $217.1 million of variable rate debt effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.

(4)
As of December 31, 2016, we had variable rate debt outstanding of $53.5 million with a weighted average interest rate of 3.3%. We used the weighted average interest rate to calculate the debt payment obligations in future periods.

(5)
As of December 31, 2016, the Term Loan outstanding totaled $636.7 million, $561.7 million of which is subject to interest rate swap agreements. As of December 31, 2016, the weighted average all-in interest rate for the Swapped Term Loan was 3.2%. As of December 31, 2016, the Revolving Loans outstanding totaled $403.0 million, $250.0 million of which is subject to an interest rate swap agreement (the “Swapped Revolver”). The Swapped Revolver had an all-in interest rate of 3.1% as of December 31, 2016. The remaining $228.0 million outstanding under the Credit Facility had a weighted average interest rate of 2.7% as of December 31, 2016.

We expect to incur additional borrowings in the future to acquire additional properties and make other real estate-related investments. There is no limitation on the amount we may borrow against any single improved property. Our future borrowings will not exceed 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the NASAA REIT Guidelines; however, we may exceed that limit if approved by a majority of our independent directors. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. Our advisor has set a target leverage ratio of 40% to 50% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets. Fair market value is based on the estimated market value of our real estate assets as of September 30, 2016 used to determine our estimated per share NAV, and for those assets acquired from October 1, 2016 through December 31, 2016, is based on the purchase price. As of December 31, 2016, our ratio of debt to the cost (before deducting depreciation or other non-cash reserves) of our gross assets was 46.5%, and our ratio of debt to the fair market value of our gross assets was 41.8%.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to investors. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as premiums or discounts, financing and issuance costs, and related accumulated amortization, less all cash and cash equivalents. As of December 31, 2016, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, was 46.3%. The following table provides a reconciliation of the notes payable and credit facility, net balance, as reported on our consolidated balance sheet, to net debt as of December 31, 2016 (in thousands):

Balance as of December 31, 2016
Notes payable and credit facility, net	$2,246,259
Deferred costs and net premiums	11,529
Less: Cash and cash equivalents	(9,754)
Net debt	$2,248,034

Gross real estate assets, net (1)	$4,851,462
Net debt leverage ratio	46.3%
______________________
(1) Net of gross intangible lease liabilities.
As of December 31, 2016, we had entered into a purchase agreement with an unaffiliated third-party seller to acquire a 100% interest in one retail property, subject to meeting certain criteria, for an aggregate purchase price of $10.1 million, exclusive of closing costs. As of December 31, 2016, we had $250,000 of property escrow deposits held by an escrow agent in connection with this future property acquisition. This deposit is included in the accompanying consolidated balance sheets in derivative assets, prepaid expenses, property escrow deposits and other assets and could be forfeited under certain circumstances. None of these escrow deposits have been forfeited as of December 31, 2016.

Cash Flow Analysis
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Operating Activities. During the year ended December 31, 2016, net cash provided by operating activities increased by $10.8 million to $193.7 million compared to net cash provided by operating activities of $182.9 million for the year ended December 31, 2015. The change was primarily due to an increase in adjustments in depreciation and amortization of $13.7 million, and an increase in net income of $7.1 million, partially offset by a decrease in net working capital accounts of $11.7 million. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities decreased by $488.4 million to $188.3 million for the year ended December 31, 2016, compared to $676.7 million for the year ended December 31, 2015. The decrease was primarily due to the acquisition of 15 commercial properties for an aggregate purchase price of $216.7 million during the year ended December 31, 2016, compared to 111 commercial properties for an aggregate purchase price of $615.8 million during the year ended December 31, 2015, in addition to $66.1 million invested in a development project during the year ended December 31, 2015. In addition, proceeds from the disposition of real estate assets increased by $29.8 million during the year ended December 31, 2016, compared to the year ended December 31, 2015.
Financing Activities. Net cash used in financing activities was $21.9 million for the year ended December 31, 2016, compared to net cash provided by financing activities of $464.9 million for the year ended December 31, 2015. The decrease of net cash provided by financing activities of $486.8 million was primarily due to a decrease in net proceeds from the borrowing facilities and notes payable of $417.0 million. In addition, share redemptions increased by $66.5 million during the year ended December 31, 2016, compared to the year ended December 31, 2015.
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
Financing Activities. Net cash provided by financing activities decreased by $941.1 million to $464.9 million for the year ended December 31, 2015, compared to $1.4 billion for the year ended December 31, 2014. The change was primarily due to our having received no net proceeds from the issuance of common stock in the Offering and net proceeds from the borrowing facilities and notes payable of $597.0 million for the year ended December 31, 2015, compared to net proceeds from the issuance of common stock of $752.7 million in the Offering and net proceeds from the borrowing facilities and notes payable of $743.7 million for the year ended December 31, 2014. In addition, share redemptions increased by $33.4 million to $44.2 million for the year ended December 31, 2015, compared to $10.8 million for the year ended December 31, 2014.
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
Conflicts of Interest
Affiliates of CR IV Advisors act as an advisor to, and our chief financial officer and one of our directors act as executive officers of, CCPT V, CCIT II, CCIT III, Cole Income NAV Strategy, and/or other real estate offerings in registration, all of which are/or intend to be public, non-listed REITs offered, distributed and/or managed by affiliates of CR IV Advisors. As such, there are conflicts of interest where CR IV Advisors or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for VEREIT or another real estate program sponsored by Cole Capital, including other real estate offerings in registration, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management among others. The compensation arrangements between affiliates of CR IV Advisors and VEREIT and these other real estate programs sponsored by Cole Capital could influence the advice to us. See Part I, Item 1. Business — Conflicts of Interest of this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of December 31, 2016 and 2015, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our market risk arises primarily from interest rate risk relating to variable rate borrowings. To meet our short and long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to manage our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not intend to hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
Interest Rate Risk
As of December 31, 2016, we had variable rate debt of $281.5 million, excluding any debt subject to interest rate swap agreements, and therefore, we are exposed to interest rate changes in the London Interbank Offered Rate (“LIBOR”). As of December 31, 2016, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $1.4 million per year.

As of December 31, 2016, we had 11 interest rate swap agreements outstanding, which mature on various dates from June 2018 through July 2021, with an aggregate notional amount of $1.0 billion and an aggregate fair value of the net derivative liability of $1.0 million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of December 31, 2016, an increase of 50 basis points in interest rates would result in a change of $9.5 million to the fair value of the net derivative liability, resulting in a net derivative asset of $8.5 million. A decrease of 50 basis points in interest rates would result in a $9.7 million change to the fair value of the net derivative liability, resulting in a net derivative liability of $10.7 million.
As the information presented above includes only those exposures that existed as of December 31, 2016, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
Our credit risk management objectives are to have creditworthy tenants. To achieve these objectives, we consider various factors to determine the credit risk of our tenants including, but not limited to: payment history; credit status and change in status (credit ratings for public companies are used as a primary metric); change in tenant space needs (i.e., expansion/downsize); tenant financial performance; economic conditions in a specific geographic region; and industry specific credit considerations. We believe that the credit risk of our portfolio is reduced by our diversification by tenant, industry, and geography, the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 in this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2016.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2016 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2016, were effective.

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
Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2016.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be presented in our definitive proxy statement for our 2017 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2016, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item will be presented in our definitive proxy statement for our 2017 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2016, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be presented in our definitive proxy statement for our 2017 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2016, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item will be presented in our definitive proxy statement for our 2017 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2016, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be presented in our definitive proxy statement for our 2017 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2016, and is incorporated herein by reference.

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
Exhibits
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.8
Third Modification and Lender Joinder Agreement, dated July 19, 2013, among Cole Operating Partnership IV, LP, JP Morgan Chase Bank, N.A., Bank of America, N.A. and U.S. Bank National Association (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-54939), filed November 12, 2013).

10.9
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

10.10
Third Modification Agreement, dated July 29, 2016, by and among Cole Operating Partnership IV, LP, JPMorgan Chase Bank, N.A. as administrative agent, and other lending institutions (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed August 4, 2016).

10.11
Second Amended and Restated Credit Agreement, dated March 15, 2017, by and between Cole Operating Partnership IV, LP and JPMorgan Chase Bank, N.A. as administrative agent, and other lending institutions (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed March 20, 2017).

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

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 27th day of March, 2017.

Cole Credit Property Trust IV, Inc.

By:	/s/ NATHAN D. DEBACKER
Nathan D. DeBacker
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ THOMAS W. ROBERTS	Chief Executive Officer and President and Director	March 27, 2017
Thomas W. Roberts	(Principal Executive Officer)

/s/ NATHAN D. DEBACKER	Chief Financial Officer and	March 27, 2017
Nathan D. DeBacker	Treasurer (Principal Financial Officer)

/s/ CHRISTINE T. BROWN	Vice President of Accounting	March 27, 2017
Christine T. Brown	(Principal Accounting Officer)

/s/ T. PATRICK DUNCAN	Independent Director and Non-Executive Chairman of the Board of Directors	March 27, 2017
T. Patrick Duncan

/s/ LAWRENCE S. JONES	Independent Director	March 27, 2017
Lawrence S. Jones

/s/ ALICIA K. HARRISON	Independent Director	March 27, 2017
Alicia K. Harrison

/s/ GLENN J. RUFRANO	Director	March 27, 2017
Glenn J. Rufrano

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Cole Credit Property Trust IV, Inc.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Cole Credit Property Trust IV, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cole Credit Property Trust IV, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
March 27, 2017

COLE CREDIT PROPERTY TRUST IV, INC.
CONSOLIDATED BALANCE SHEETS
 (in thousands, except share and per share amounts)

	December 31, 2016	December 31, 2015
ASSETS
Investment in real estate assets:
Land	$1,156,417	$1,113,987
Buildings, fixtures and improvements	3,214,212	3,071,618
Intangible lease assets	553,149	533,477
Total real estate investments, at cost	4,923,778	4,719,082
Less: accumulated depreciation and amortization	(389,768)	(253,115)
Total real estate investments, net	4,534,010	4,465,967
Investment in unconsolidated joint venture	—	18,359
Total real estate investments and related assets, net	4,534,010	4,484,326
Cash and cash equivalents	9,754	26,316
Restricted cash	8,040	8,274
Rents and tenant receivables, net	65,446	54,782
Due from affiliates	58	47
Derivative assets, prepaid expenses, property escrow deposits and other assets	5,513	4,359
Deferred costs, net	1,514	4,095
Total assets	$4,624,335	$4,582,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and credit facility, net	$2,246,259	$2,066,563
Accounts payable and accrued expenses	25,310	26,418
Due to affiliates	5,333	5,613
Intangible lease liabilities, net	49,075	53,822
Distributions payable	16,498	16,568
Deferred rental income, derivative liabilities and other liabilities	15,091	26,100
Total liabilities	2,357,566	2,195,084
Commitments and contingencies
Redeemable common stock and noncontrolling interest	188,938	190,561
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 490,000,000 shares authorized, 311,817,004 and 312,093,211 shares issued and outstanding, as of December 31, 2016 and 2015, respectively	3,118	3,121
Capital in excess of par value	2,607,304	2,607,367
Accumulated distributions in excess of earnings	(531,567)	(408,575)
Accumulated other comprehensive loss	(1,024)	(5,359)
Total stockholders’ equity	2,077,831	2,196,554
Total liabilities, redeemable common stock, noncontrolling interest and stockholders’ equity	$4,624,335	$4,582,199
The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except share and per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Rental income	$356,126	$321,425	$221,909
Tenant reimbursement income	51,325	46,306	34,373
Total revenues	407,451	367,731	256,282
Operating expenses:
General and administrative	12,502	13,652	11,510
Property operating	23,176	20,890	15,508
Real estate tax	35,063	33,571	23,527
Advisory fees and expenses	41,926	36,225	24,142
Acquisition-related fees and expenses	4,191	15,526	51,763
Depreciation and amortization	134,672	122,227	84,402
Impairment	6,737	1,440	—
Total operating expenses	258,267	243,531	210,852
Operating income	149,184	124,200	45,430
Other income (expense):
Interest expense and other, net	(79,465)	(59,199)	(34,103)
Loss recognized on equity interest remeasured to fair value	(647)	—	—
Total other income (expense)	(80,112)	(59,199)	(34,103)
Income before real estate dispositions	69,072	65,001	11,327
Gain (loss) on disposition of real estate, net	2,907	(108)	(157)
Net income	71,979	64,893	11,170
Net income (loss) allocated to noncontrolling interest	137	122	(20)
Net income attributable to the Company	$71,842	$64,771	$11,190
Weighted average number of common shares outstanding:
Basic and diluted	311,863,844	309,263,576	292,072,088
Net income per common share:
Basic and diluted	$0.23	$0.21	$0.04
Distributions declared per common share	$0.625	$0.625	$0.625
The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$71,979	$64,893	$11,170
Other comprehensive income (loss):
Unrealized loss on interest rate swaps	(4,422)	(7,787)	(7,046)
Amount of loss reclassified from other comprehensive income (loss) into income as interest expense	8,757	6,485	5,241
Total other comprehensive income (loss)	4,335	(1,302)	(1,805)

Comprehensive income	76,314	63,591	9,365
Comprehensive income (loss) allocated to noncontrolling interest	137	122	(20)
Comprehensive income attributable to the Company	$76,177	$63,469	$9,385
The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (in thousands, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2014	211,026,672	$2,110	$1,850,702	$(108,588)	$(2,252)	$1,741,972
Issuance of common stock	95,036,480	951	940,979	—	—	941,930
Distributions to investors	—	—	—	(182,637)	—	(182,637)
Commissions on stock sales and related dealer manager fees	—	—	(72,706)	—	—	(72,706)
Other offering costs	—	—	(7,277)	—	—	(7,277)
Redemptions and cancellations of common stock	(1,113,152)	(11)	(10,838)	—	—	(10,849)
Changes in redeemable common stock	—	—	(93,412)	—	—	(93,412)
Comprehensive income	—	—	—	11,190	(1,805)	9,385
Balance, December 31, 2014	304,950,000	$3,050	$2,607,448	$(280,035)	$(4,057)	$2,326,406
Issuance of common stock	11,745,917	117	112,041	—	—	112,158
Distributions to investors	—	—	—	(193,311)	—	(193,311)
Commissions on stock sales and related dealer manager fees	—	—	—	—	—	—
Other offering costs	—	—	(6)	—	—	(6)
Redemptions and cancellations of common stock	(4,602,706)	(46)	(44,142)	—	—	(44,188)
Changes in redeemable common stock	—	—	(67,974)	—	—	(67,974)
Comprehensive income	—	—	—	64,771	(1,302)	63,469
Balance, December 31, 2015	312,093,211	$3,121	$2,607,367	$(408,575)	$(5,359)	$2,196,554
Issuance of common stock	11,234,006	112	109,054	—	—	109,166
Distributions to investors	—	—	—	(194,834)	—	(194,834)
Offering costs related to DRIP Offerings	—	—	(68)	—	—	(68)
Redemptions of common stock	(11,510,213)	(115)	(110,540)	—	—	(110,655)
Changes in redeemable common stock	—	—	1,491	—	—	1,491
Comprehensive income	—	—	—	71,842	4,335	76,177
Balance, December 31, 2016	311,817,004	$3,118	$2,607,304	$(531,567)	$(1,024)	$2,077,831
The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$71,979	$64,893	$11,170
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	133,549	121,128	82,143
Amortization of deferred financing costs	5,711	4,646	3,201
Amortization of fair value adjustment of mortgage notes payable assumed	(84)	(336)	(94)
Straight-line rental income	(11,555)	(11,776)	(8,227)
Bad debt expense	9	320	113
Equity in income of unconsolidated joint venture	(615)	(798)	(765)
Return on investment from unconsolidated joint venture	615	1,038	719
(Gain) loss on disposition of real estate assets, net	(2,907)	108	157
Impairment of real estate assets	6,737	1,440	—
Fair value adjustment to contingent consideration	(2,667)	(1,747)	—
Loss recognized on equity interest remeasured to fair value	647	—	—
Changes in assets and liabilities:
Rents and tenant receivables	(4,023)	(3,570)	(12,375)
Prepaid expenses and other assets	(96)	(488)	(480)
Accounts payable and accrued expenses	958	6,043	6,741
Deferred rental income and other liabilities	(4,281)	1,436	4,355
Due from affiliates	(11)	423	(470)
Due to affiliates	(280)	140	2,898
Net cash provided by operating activities	193,686	182,900	89,086
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(219,502)	(677,754)	(1,717,744)
Real estate developments	—	(684)	(31,742)
Return of investment in unconsolidated joint venture	1,033	571	—
Acquisition of unconsolidated joint venture partner's interest	(1,626)	—	—
Proceeds from disposition of real estate assets	30,811	1,058	1,758
Escrowed funds for acquisition of real estate investments	—	—	(70,254)
Release of escrowed funds for acquisition of real estate investments	—	—	70,254
Payment of property escrow deposits	(5,854)	(3,240)	(6,148)
Refund of property escrow deposits	6,604	7,025	9,888
Change in restricted cash	234	(3,714)	3,633
Net cash used in investing activities	(188,300)	(676,738)	(1,740,355)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	837,669
Redemptions and cancellations of common stock	(110,655)	(44,188)	(10,849)
Offering costs related to the Offerings	(68)	(6)	(84,920)
Distributions to investors	(85,740)	(80,773)	(72,756)
Proceeds from notes payable and credit facility	493,420	1,218,367	744,064
Repayments of notes payable and credit facility	(313,426)	(621,388)	(388)
Payment of loan deposits	(3,378)	(3,242)	(523)
Refund of loan deposits	3,378	3,242	1,068
Change in escrowed investor proceeds	—	—	(5,147)
Deferred financing costs paid	(3,344)	(7,638)	(1,681)
Contributions from noncontrolling interest	—	762	2,142
Distributions to noncontrolling interest	(269)	(269)	(46)
Earnout liability paid	(1,866)	—	(2,651)
Net cash (used in) provided by financing activities	(21,948)	464,867	1,405,982
Net decrease in cash and cash equivalents	(16,562)	(28,971)	(245,287)
Cash and cash equivalents, beginning of period	26,316	55,287	300,574
Cash and cash equivalents, end of period	$9,754	$26,316	$55,287
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
On January 26, 2012, pursuant to a Registration Statement on Form S-11 (Registration No. 333-169533) (the “Registration Statement”) filed under the Securities Act of 1933, as amended (the “Securities Act”), the Company commenced its initial public offering on a “best efforts” basis of up to a maximum of $2.975 billion in shares of common stock (the “Offering”). On November 25, 2013, the Company reallocated $400.0 million in shares from the distribution reinvestment plan (the “DRIP”) portion of the Offering to the primary portion of the Offering, and on February 18, 2014, the Company reallocated an additional $23.0 million in shares from the DRIP portion of the Offering to the primary portion of the Offering. As a result of these reallocations, the Offering offered up to a maximum of approximately 292.3 million shares of common stock at a price of $10.00 per share in the primary portion of the Offering and up to approximately 5.5 million additional shares pursuant to the DRIP portion of the Offering under which the Company’s stockholders could have elected to have distributions reinvested in additional shares of common stock at a price of $9.50 per share.
The Company ceased issuing shares in the Offering on April 4, 2014. At the completion of the Offering, a total of approximately 297.4 million shares of common stock had been issued, including approximately 292.3 million shares of common stock sold to the public pursuant to the primary portion of the Offering and approximately 5.1 million shares of common stock issued pursuant to the DRIP portion of the Offering. The remaining approximately 404,000 unsold shares from the Offering were deregistered.
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
The Company registered an additional $600.0 million of shares of common stock under the DRIP pursuant to a Registration Statement filed on Form S-3 (Registration No. 333-212832) (the “Secondary DRIP Offering,” and together with the Initial DRIP Offering, the “DRIP Offerings,” and the DRIP Offerings collectively with the Offering, the “Offerings”), which was filed with the SEC on August 2, 2016 and automatically became effective with the SEC upon filing. The Company has issued and will continue to issue shares under the Secondary DRIP Offering beginning on August 2, 2016.
On September 27, 2015, the Company announced that its board of directors (the “Board”) had established an estimated value of the Company’s common stock, as of August 31, 2015, of $9.70 per share for purposes of assisting broker-dealers that participated in the Offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340. On November 10, 2016, the Board established an updated estimated per share net asset value (“NAV”) of the Company’s common stock, as of September 30, 2016, of $9.92 per share. On March 24, 2017, the Board established an updated estimated per share NAV of the Company’s common stock, as of December 31, 2016, of $10.08 per share. The Company’s estimated per share NAV is not audited or reviewed by its independent registered public accounting firm.
Prior to October 1, 2015, distributions were reinvested in shares of the Company’s common stock under the DRIP at a price of $9.50 per share. From October 1, 2015 to November 13, 2016, distributions were reinvested in shares of the Company’s common stock under the DRIP at a price of $9.70 per share, the estimated value per share as of August 31, 2015, as determined by the Board. From November 14, 2016 to March 27, 2017, distributions were reinvested in shares of the Company’s common stock under the DRIP at a price of $9.92 per share, the estimated per share NAV as of September 30, 2016, as determined by the Board. Commencing on March 28, 2017, distributions will be reinvested in shares of the Company’s

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

common stock under the DRIP at a price of $10.08 per share, the estimated per share NAV as of December 31, 2016, as determined by the Board. No distributions were reinvested in shares of the Company’s common stock under the DRIP between the Board’s establishment of the updated estimated per share NAV on March 24, 2017 and March 28, 2017.
As of December 31, 2016, the Company had issued approximately 329.1 million shares of its common stock in the Offerings, including 30.8 million shares issued in the DRIP Offerings, for gross offering proceeds of $3.3 billion before organization and offering costs, selling commissions and dealer manager fees of $306.0 million. As of December 31, 2016, the Company owned 882 properties, which includes nine properties owned through a consolidated joint venture arrangement (the “Consolidated Joint Venture”), comprising 26.5 million rentable square feet of commercial space located in 45 states. As of December 31, 2016, the rentable square feet at these properties was 98.2% leased, including month-to-month agreements, if any.
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
During the year ended December 31, 2016, the Company adopted the U.S. Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which simplifies consolidation accounting by reducing the number of consolidation models and changing various aspects of current GAAP, including certain consolidation criteria for a VIE. For legal entities being evaluated for consolidation, the Company must first determine whether the interests that it holds and fees it receives qualify as variable interests in the entity. A variable interest is an investment or other interest that will absorb portions of an entity’s expected losses or receive portions of the entity’s expected residual returns. The Company’s evaluation includes consideration of fees paid to the Company where the Company acts as a decision maker or service provider to the entity being evaluated. If the Company determines that it holds a variable interest in an entity, it evaluates whether that entity is a VIE.
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
As of December 31, 2016, the Company determined that it had a controlling interest in the Consolidated Joint Venture and therefore met the GAAP requirements for consolidation. From July 2013 to September 2016, the Company had an interest of approximately 90% in an anchored shopping center comprising 176,000 rentable square feet of commercial space (the “Unconsolidated Joint Venture”). As of December 31, 2015, the Company was not required to consolidate its interest in the Unconsolidated Joint Venture as the applicable joint venture entity did not qualify as a VIE and the Company did not meet the control requirement for consolidation. On September 22, 2016, the Company acquired the partner’s (the “Unconsolidated Joint

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Venture Partner”) approximately 10% interest in the Unconsolidated Joint Venture, which resulted in the consolidation of this property. As such, the Company consolidated this property as of the transaction date, reduced the carrying value to its estimated fair value, and recognized a loss of $647,000. See Note 4 — Real Estate Investments for a further discussion of this acquisition.
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. The Company has chosen to break out the details of gain (loss) on dispositions of real estate, net from interest expense and other, net in the Company’s consolidated statements of operations. These reclassifications had no effect on previously reported totals or subtotals.
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
Real Estate Investments
Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition, excluding acquisition-related fees and expenses, construction and any tenant improvements, major improvements and betterments that extend the useful life of the real estate assets and leasing costs. All acquisition-related fees and expenses, repairs and maintenance are expensed as incurred.
The Company considers the period of future benefit of each respective asset to determine the appropriate useful life. The estimated useful lives of the Company’s real estate assets by class are generally as follows:

Buildings	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lease term
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. During the year ended December 31, 2016, two tenants filed for bankruptcy, and collectively, these tenants occupied 100% of three of the Company’s properties. As part of the Company’s quarterly impairment review procedures, and considering the factors mentioned above, the Company recorded impairment charges of $6.7 million related to the three properties during the year ended December 31, 2016. The Company recorded impairment charges of $1.4 million related to one property during the year ended December 31, 2015. The assumptions and uncertainties utilized in the evaluation of the impairment of real estate assets are discussed in detail in Note 3 — Fair Value Measurements. See also Note 4 — Real Estate Investments for further discussion regarding real estate investment activity. No impairment indicators were identified and no impairment losses were recorded during the year ended December 31, 2014.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of December 31, 2016 or 2015.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Allocation of Purchase Price of Real Estate Assets
Upon the acquisition of real properties, the Company allocates the purchase price to acquired tangible assets, consisting of land, buildings and improvements, and to identified intangible assets and liabilities, consisting of the value of above- and below-market leases and the value of in-place leases, based in each case on their respective fair values. Acquisition-related fees and expenses are expensed as incurred. The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and buildings). The information in the appraisal, along with any additional information available to the Company’s management, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.
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
The fair values of in-place leases include estimates of direct costs associated with obtaining a new tenant and opportunity costs associated with lost rental and other property income, which are avoided by acquiring a property with an in-place lease. Direct costs associated with obtaining a new tenant include leasing commissions, legal and other related expenses and are estimated in part by utilizing information obtained from independent appraisals and management’s consideration of current market costs to execute a similar lease. The intangible values of opportunity costs, which are calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease, are capitalized as intangible lease assets and are amortized to expense over the remaining term of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.
The Company has acquired, and may continue to acquire, certain properties subject to contingent consideration arrangements that may obligate the Company to pay additional consideration to the seller based on the outcome of future events (the “Contingent Payments”). Additionally, the Company may acquire certain properties for which it funds certain contingent consideration amounts into an escrow account pending the outcome of certain future events. The outcome may result in the release of all or a portion of the escrowed funds to the Company or the seller or a combination thereof. Contingent consideration arrangements, including amounts funded through an escrow account, are recorded upon acquisition of the respective property at their estimated fair values, and any changes to the estimated fair values, subsequent to acquisition, are reflected in the accompanying consolidated statements of operations in acquisition-related fees and expenses. The determination of the amount of contingent consideration arrangements is based on the probability of several possible outcomes as identified by management.
The Company estimates the fair value of assumed mortgage notes payable based upon indications of current market pricing for similar types of debt financing with similar maturities. Assumed mortgage notes payable are initially recorded at their estimated fair value as of the assumption date, and any difference between such estimated fair value and the mortgage note’s outstanding principal balance is amortized or accreted to interest expense over the term of the respective mortgage note payable.
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

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Development Activities
Project costs and expenses, including interest incurred, associated with the development, construction and lease-up of a real estate project are capitalized as construction in progress. Once the development and construction of the building is substantially completed, the amounts capitalized to construction in progress are transferred to (i) land and (ii) buildings, fixtures and improvements and are depreciated over their respective useful lives. The Company capitalized $102,000 and $1.5 million of interest expense associated with development projects during the years ended December 31, 2016 and 2015, respectively.
Redeemable Noncontrolling Interest in Consolidated Joint Venture
On June 27, 2014, the Company completed the formation of the Consolidated Joint Venture. Pursuant to the joint venture agreement, the joint venture partner has a right to exercise an option (the “Option”), which became effective on June 27, 2016, whereby the Company will be required to purchase the ownership interest of the joint venture partner at fair market value. As of December 31, 2016, the Option has not been exercised. The Company determined it had a controlling interest in the Consolidated Joint Venture and, therefore, met the GAAP requirements for consolidation. The Company recorded net income of $137,000 and paid distributions of $269,000 related to the noncontrolling interest during the year ended December 31, 2016. The Company recorded the noncontrolling interest of $2.6 million and $2.7 million as of December 31, 2016 and December 31, 2015, respectively, as temporary equity in the mezzanine section of the consolidated balance sheets, due to the redemption option existing outside the control of the Company.
Restricted Cash
The Company had $8.0 million and $8.3 million in restricted cash as of December 31, 2016 and 2015, respectively. Included in restricted cash was $4.0 million and $5.9 million held by lenders in lockbox accounts, as of December 31, 2016 and 2015, respectively. As part of certain debt agreements, rents from certain encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess is disbursed to the Company. Also included in restricted cash was $4.0 million and $2.4 million held by lenders in escrow accounts for real estate taxes and other lender reserves for certain properties, in accordance with the associated lender’s loan agreement as of December 31, 2016 and 2015, respectively.
Cash Concentrations
Cash and cash equivalents include cash in bank accounts, as well as investments in highly-liquid money market funds. The Company deposits cash with several high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company (“FDIC”) up to an insurance limit of $250,000. At times, the Company’s cash and cash equivalents may exceed federally insured levels. Although the Company bears risk on amounts in excess of those insured by the FDIC, it has not experienced and does not anticipate any losses due to the high quality of the institutions where the deposits are held.
Deferred Financing Costs
Deferred financing costs represent commitment fees, legal fees and other costs associated with obtaining commitments for financing. These costs are amortized to interest expense over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are written off when the associated debt is refinanced or repaid before maturity. The presentation of all deferred financing costs, other than those associated with the revolving loan portion of the credit facility, are classified such that the debt issuance costs related to a recognized debt liability are presented on the consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability rather than as an asset. Debt issuance costs related to securing a revolving line of credit are presented as an asset and amortized ratably over the term of the line of credit arrangement. As such, the Company’s current and corresponding prior period total deferred costs, net in the accompanying consolidated balance sheets relate only to the revolving loan portion of the credit facility and the historical presentation, amortization and treatment of unamortized costs are still applicable. As of December 31, 2016 and 2015, the Company had $1.5 million and $4.1 million, respectively, of deferred financing costs, net of accumulated amortization, related to the revolving loan portion of the credit facility. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined the financing will not close.
Due to Affiliates
CR IV Advisors, and certain of its affiliates, received and will continue to receive, fees, reimbursements and compensation in connection with services provided relating to the Offerings and the acquisition, management, financing and leasing of the properties of the Company.

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
The Company continually reviews receivables related to rent, including any unbilled straight-line rent, and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company will record an increase in the allowance for uncollectible accounts. As of December 31, 2016 and December 31, 2015, the Company had an allowance for uncollectible accounts of $221,000 and $301,000, respectively.
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
Earnings (Loss) Per Share
Earnings (loss) per share are calculated based on the weighted average number of common shares outstanding during each period presented. Diluted income (loss) per share considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the years ended December 31, 2016, 2015 or 2014.
Reportable Segment
The Company’s commercial real estate investments consist of income-producing necessity retail properties that are primarily single-tenant or anchored shopping centers, which are leased to creditworthy tenants under long-term net leases. The commercial properties are geographically diversified throughout the United States and have similar economic characteristics. The Company’s management evaluates operating performance on an overall portfolio level; therefore, the Company’s properties are one reportable segment.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by various standard setting bodies that may have an impact on the Company’s accounting and reporting. Except as otherwise stated below, the Company is currently evaluating the effect that certain of these new accounting requirements may have on the Company’s accounting and related reporting and disclosures in the Company’s consolidated financial statements:
Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, as amended (“ASU 2014-09”) — The requirements were amended to remove inconsistencies in revenue requirements and to provide a more complete framework for addressing revenue issues across a broad range of industries and transaction types. The revised standard’s core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised standard also clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract to a customer. These provisions are effective January 1, 2018, and are to be applied retrospectively, with early adoption permitted for periods beginning after December 15, 2016 and interim periods thereafter. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company is currently assessing the adoption methodology. In accordance with the Company’s plan for the adoption of ASU 2014-09, the Company’s implementation team has identified the Company’s revenue streams and is performing an in-depth review of the Company’s revenue contracts to identify the related performance obligations and to evaluate the impact on the Company’s consolidated financial statements and internal accounting processes and controls. As the majority of the Company’s revenue is derived from real estate lease contracts, as discussed in relation to ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), the Company does not expect that the adoption of ASU 2014-09 or related amendments and modifications issued by the Financial Accounting Standards Board (the “FASB”) will have a material impact on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, which replaces the existing guidance in Accounting Standards Codification 840, Leases (Topic 842). ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as either finance leases or operating leases.  Both finance leases and operating leases will result in the lessee recognizing a right-of-use (“ROU”) asset and a corresponding lease liability.  For finance leases, the lessee would recognize interest expense and amortization of the ROU asset and for operating leases the lessee would recognize a straight-line total lease expense. The provisions of ASU 2016-02 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. A modified retrospective approach is required for existing leases that have not expired upon adoption. Early adoption is permitted. The Company’s implementation team is developing an inventory of all leases, as well as identifying any non-lease components in the lease arrangements.
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
ASU No. 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (“ASU 2016-05”) — The amendments in this update clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require de-designation of that hedging relationship, provided that all other hedge accounting criteria continue to be met. These provisions are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company plans to adopt ASU 2016-05 prospectively and will consider for any future novations.
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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which is intended to address diversity in practice related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in ASU 2016-15 address eight specific cash flow issues as well as application of the predominance principle (dependence on predominant source or use of receipt or payment) and are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. ASU 2016-15 requires retrospective adoption unless it is impracticable to apply, in which case it is to be applied prospectively as of the earliest date practicable. The Company plans to adopt ASU 2016-15 during the fourth quarter of fiscal year 2017.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which provides guidance on the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. Restricted cash and restricted cash equivalents should now be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. The amendments in ASU 2016-18 are effective for reporting periods beginning after December 15, 2017, with early adoption permitted.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within. Early adoption is permitted and is required to be applied prospectively to any transactions occurring within the period of adoption. The Company plans to adopt ASU 2017-01 during the first quarter of fiscal year 2017 and expects that most future acquisitions (or disposals) will qualify as asset acquisitions (or disposals). As such, future acquisition related expenses associated with these asset acquisitions will be capitalized.
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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Notes payable and credit facility — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of December 31, 2016, the estimated fair value of the Company’s debt was $2.25 billion, compared to the carrying value of $2.26 billion. The estimated fair value of the Company’s debt as of December 31, 2015 was $2.08 billion, which approximated its carrying value.

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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2016 and 2015, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Other financial instruments — The Company considers the carrying values of its cash and cash equivalents, restricted cash, tenant receivables, accounts payable and accrued expenses, other liabilities, due to affiliates and distributions payable to approximate their fair values because of the short period of time between their origination and their expected realization as well as their highly-liquid nature. Due to the short-term maturities of these instruments, Level 1 inputs are utilized to estimate the fair value of these financial instruments.
Contingent consideration arrangements — The contingent consideration arrangements are carried at fair value and are valued using Level 3 inputs. The fair value of the Contingent Payments is determined based on key assumptions, including, but not limited to, rental rates, discount rates and the estimated timing and probability of successfully leasing vacant space subsequent to the Company’s acquisition of certain properties.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of December 31, 2016 and 2015, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
Items Measured at Fair Value on a Recurring Basis

In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2016 and 2015 (in thousands):

	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Interest rate swaps	$2,327	$—	$2,327	$—
Total financial assets	$2,327	$—	$2,327	$—
Financial liabilities:
Interest rate swaps	$(3,351)	$—	$(3,351)	$—
Contingent consideration	(337)	—	—	(337)
Total financial liabilities	$(3,688)	$—	$(3,351)	$(337)

	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Interest rate swaps	$519	$—	$519	$—
Total financial assets	$519	$—	$519	$—
Financial liabilities:
Interest rate swaps	$(5,878)	$—	$(5,878)	$—
Contingent consideration	(4,538)	—	—	(4,538)
Total liabilities	$(10,416)	$—	$(5,878)	$(4,538)

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following are reconciliations of the changes in liabilities with Level 3 inputs in the fair value hierarchy for the years ended December 31, 2016 and 2015 (in thousands):

Contingent Consideration Arrangements
Beginning Balance, December 31, 2015	$(4,538)
Purchases, fair value adjustments and payments made:
Purchases	(332)
Fair value adjustments	2,667
Payments made	1,866
Ending Balance, December 31, 2016	$(337)

Contingent Consideration Arrangements
Beginning Balance, December 31, 2014	$(3,405)
Purchases and fair value adjustments:
Purchases	(2,880)
Fair value adjustments	1,747
Ending Balance, December 31, 2015	$(4,538)
Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)
Certain financial and nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The Company’s process for identifying and recording impairments related to real estate assets and intangible assets is discussed in Note 2 — Summary of Significant Accounting Policies.
As discussed in Note 4 — Real Estate Investments, during the year ended December 31, 2016, real estate assets related to three properties totaling approximately 24,000 square feet were deemed to be impaired and their carrying values were reduced to an estimated fair value of $4.7 million, resulting in impairment charges of $6.7 million. During the year ended December 31, 2015, real estate assets related to one retail property totaling approximately 11,000 square feet were deemed to be impaired and the property’s carrying value was reduced to an estimated fair value of $1.3 million, resulting in impairment charges of $1.4 million. The Company estimates fair values using Level 3 inputs and using a combined income and market approach, specifically using discounted cash flow analysis and recent comparable sales transactions. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgment and to make certain key assumptions, including, but not limited to, the following: (1) terminal capitalization; (2) discount rates; (3) the number of years the property will be held; (4) property operating expenses; and (5) re-leasing assumptions, including the number of months to re-lease, market rental income and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and the future performance and sustainability of the Company’s tenants.
The following table presents the impairment charges by asset class recorded during the years ended December 31, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2016	2015
Asset class impaired:
Land	$1,775	$498
Buildings, fixtures and improvements	4,678	662
Intangible lease assets	284	280
Total impairment loss	$6,737	$1,440

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 4 — REAL ESTATE INVESTMENTS
2016 Property Acquisitions and Unconsolidated Joint Venture
During the year ended December 31, 2016, the Company acquired 15 commercial properties for an aggregate purchase price of $216.7 million (the “2016 Acquisitions”). The Company purchased the 2016 Acquisitions with net proceeds from the DRIP Offerings and available borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation for acquisitions purchased during the year ended December 31, 2016 (in thousands):

December 31, 2016
Land	$48,317
Buildings, fixtures and improvements	149,859
Acquired in-place leases (1)	18,100
Acquired above-market leases (2)	3,764
Intangible lease liabilities (3)	(3,388)
Total purchase price	$216,652
____________________________________

(1)	The weighted average amortization period for acquired in-place leases is 7.6 years for the 2016 Acquisitions.

(2)	The weighted average amortization period for acquired above-market leases is 6.0 years for the 2016 Acquisitions.

(3)	The weighted average amortization period for acquired intangible lease liabilities is 6.4 years for the 2016 Acquisitions.
As discussed in Note 2 — Summary of Significant Accounting Policies, during the year ended December 31, 2016, the Company acquired the Unconsolidated Joint Venture Partner’s approximately 10% interest in the Unconsolidated Joint Venture. The Company has determined that this transaction qualified as a business combination to be accounted for under the acquisition method. Accordingly, the assets and liabilities of this transaction were recorded in the Company’s consolidated balance sheets at their estimated fair value as of the acquisition date. The fair value of the assets acquired, liabilities assumed and equity interests were estimated using significant assumptions consistent with the Company’s policy concerning the allocation of the purchase price of real estate assets, including current market rental rates, rental growth rates, capitalization and discount rates, interest rates and other variables. The results of this transaction are included in the Company’s consolidated statements of operations beginning September 22, 2016.
The following table summarizes the transaction related to the business combination, including the amounts recognized for assets acquired and liabilities assumed, as indicated (in thousands):

September 22, 2016
Carrying value of the Company’s equity interest before business combination (1)	$18,952
Fair value of amounts recognized for assets acquired and liabilities assumed:
Land	4,535
Buildings, fixtures and improvements	11,826
Acquired in-place leases	1,296
Acquired above-market leases	1,130
Intangible lease liabilities	(597)
Other assets and liabilities	115
Total net assets	18,305
Loss recognized on equity interest remeasured to fair value	$(647)
____________________________________
(1)    Includes $1.6 million of cash paid to the Unconsolidated Joint Venture Partner.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company recorded revenue for the year ended December 31, 2016 of $10.7 million and a net loss for the year ended December 31, 2016 of $1.4 million related to the 2016 Acquisitions, as well as the acquisition of the Unconsolidated Joint Venture Partner’s approximately 10% interest in the Unconsolidated Joint Venture.
The following information summarizes selected financial information of the Company as if all of the 2016 Acquisitions, as well as the acquisition of the Unconsolidated Joint Venture Partner’s approximately 10% interest in the Unconsolidated Joint Venture, were completed on January 1, 2015 for each period presented below. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the years ended December 31, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2016	2015
Pro forma basis (unaudited):
Revenue	$418,798	$389,780
Net income	$74,052	$64,662
The unaudited pro forma information for the year ended December 31, 2016 was adjusted to exclude $4.2 million of acquisition-related fees and expenses recorded during the year ended December 31, 2016. Accordingly, these costs were instead recognized in the unaudited pro forma information for the year ended December 31, 2015.
The unaudited pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2015, nor does it purport to represent the results of future operations.
2016 Dispositions
During the year ended December 31, 2016, the Company disposed of four retail properties and one anchored shopping center for an aggregate gross sales price of $31.6 million, resulting in proceeds of $30.8 million after closing costs and a gain of $2.9 million. No disposition fees were paid to CR IV Advisors or its affiliates in connection with the sale of the properties and the Company has no continuing involvement with these properties. The gain on sale of real estate is included in gain (loss) on disposition of real estate, net in the consolidated statements of operations for all periods presented.
Impairment of Properties
The Company performs quarterly impairment review procedures, primarily through continuous monitoring of events and changes in circumstances that could indicate that the carrying value of certain of its real estate assets may not be recoverable. See Note 2 — Summary of Significant Accounting Policies for a discussion on the Company’s accounting policies regarding impairment of real estate assets.
During the year ended December 31, 2016, three properties with a carrying value of $11.4 million were deemed to be impaired and their carrying values were reduced to an estimated fair value of $4.7 million, resulting in impairment charges of $6.7 million, which were recorded in the consolidated statement of operations. See Note 3 — Fair Value Measurements for a further discussion on these impairment charges.

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

December 31, 2015
Land	$138,536
Buildings, fixtures and improvements	393,918
Acquired in-place leases (1)	83,043
Acquired above-market leases (2)	6,485
Intangible lease liabilities (3)	(5,883)
Fair value adjustment of assumed note payable	(253)
Total purchase price	$615,846
____________________________________

(1)	The weighted average amortization period for acquired in-place leases was 13.0 years for the 2015 Acquisitions.

(2)	The weighted average amortization period for acquired above-market leases was 11.3 years for the 2015 Acquisitions.

(3)	The weighted average amortization period for acquired intangible lease liabilities was 9.5 years for the 2015 Acquisitions.
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
The unaudited pro forma information for the year ended December 31, 2015 was adjusted to exclude $15.5 million of acquisition-related fees and expenses recorded during the year ended December 31, 2015. Accordingly, these costs were instead recognized in the unaudited pro forma information for the year ended December 31, 2014.
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
2015 Land Disposition
During the year ended December 31, 2015, the Company sold one undeveloped land parcel for a gross sales price of $1.1 million, resulting in net cash proceeds of $1.0 million to the Company and a loss of $108,000.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Impairment of a Property
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
2014 Property Acquisitions
During the year ended December 31, 2014, the Company acquired 422 commercial properties, including properties held in the Consolidated Joint Venture, for an aggregate purchase price of $1.7 billion (the “2014 Acquisitions”). The Company purchased the 2014 Acquisitions with net proceeds from the Offering, Initial DRIP Offering and available borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation for acquisitions purchased during the year ended December 31, 2014 (in thousands):

December 31, 2014
Land	$437,206
Buildings, fixtures and improvements	1,152,148
Acquired in-place leases (1)	154,972
Acquired above-market leases (2)	23,430
Intangible lease liabilities (3)	(24,620)
Fair value adjustment of assumed note payable	(765)
Total purchase price	$1,742,371
____________________________________

(1)	The weighted average amortization period for acquired in-place leases was 12.6 years for the 2014 Acquisitions.

(2)	The weighted average amortization period for acquired above-market leases was 11.0 years for the 2014 Acquisitions.

(3)	The weighted average amortization period for acquired intangible lease liabilities was 7.6 years for the 2014 Acquisitions.
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
The unaudited pro forma information for the year ended December 31, 2014 was adjusted to exclude $51.8 million of acquisition-related fees and expenses recorded during the year ended December 31, 2014. Accordingly, these costs were instead recognized in the unaudited pro forma information for the year ended December 31, 2013.
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
Consolidated Joint Venture
As of December 31, 2016, the Company had an interest in a Consolidated Joint Venture that owns and manages nine properties, with total assets of $53.8 million, which included $53.3 million of real estate assets, net of accumulated depreciation and amortization of $3.6 million, and total liabilities of $739,000. The Consolidated Joint Venture does not have any debt outstanding as of December 31, 2016. The Company has the ability to control operating and financial policies of the Consolidated Joint Venture. There are restrictions on the use of these assets as the Company would generally be required to obtain the partner’s (the “Consolidated Joint Venture Partner”) approval in accordance with the joint venture agreement for any major transactions. The Company and the Consolidated Joint Venture Partner are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.
NOTE 5 — INTANGIBLE LEASE ASSETS
The intangible lease assets consisted of the following (in thousands, except weighted average life remaining amounts):

	As of December 31,
	2016	2015
In-place leases, net of accumulated amortization of $125,620 and
$81,856, respectively (with a weighted average life remaining of 10.7 years
and 11.7 years, respectively)	$364,038	$391,868
Acquired above-market leases, net of accumulated amortization of $18,723 and
$12,454, respectively (with a weighted average life remaining of 8.9 years and
10.1 years, respectively)	44,768	47,299
	$408,806	$439,167
Amortization expense related to the in-place lease assets for the years ended December 31, 2016, 2015 and 2014, was $45.9 million, $41.6 million and $29.6 million, respectively. Amortization expense related to the acquired above-market lease assets for the years ended December 31, 2016, 2015 and 2014, was $6.6 million, $6.4 million and $4.4 million, respectively, and was recorded as a reduction to rental income in the consolidated statements of operations.
Estimated amortization expense related to the intangible lease assets as of December 31, 2016 for each of the five succeeding fiscal years is as follows (in thousands):

	Amortization
Year Ending December 31,	In-Place Leases	Above-Market Leases
2017	$42,993	$6,829
2018	$39,977	$5,885
2019	$36,115	$4,775
2020	$33,824	$4,202
2021	$31,244	$3,795

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. During the year ended December 31, 2016, the Company entered into three interest rate swap agreements. As of December 31, 2016, the Company had 11 interest rate swap agreements. The following table summarizes the terms of the Company’s executed interest rate swap agreements designated as hedging instruments as of December 31, 2016 and 2015 (in thousands):

		Outstanding Notional				Fair Value Assets and (Liabilities)
	Balance Sheet	Amount as of	Interest	Effective	Maturity	December 31,	December 31,
	Location	December 31, 2016	Rates (1)	Dates	Dates	2016	2015
Interest Rate Swaps	Derivative assets, prepaid expenses, property escrow deposits and other assets	$440,066	2.55% to 3.91%	6/30/2015 to 9/01/2016	8/15/2018 to 7/01/2021	$2,327	$519
Interest Rate Swaps	Deferred rental income, derivative liabilities and other liabilities	$588,737	3.10% to 4.75%	6/24/2013 to 12/31/2015	6/24/2018 to 8/24/2020	$(3,351)	$(5,878)
____________________________________

(1)	The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of December 31, 2016.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the effective portion of the derivative instruments that are designated as hedges is recorded in other comprehensive income (loss), with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the years ended December 31, 2016, 2015, and 2014, the amounts reclassified were $8.8 million, $6.5 million and $5.2 million, respectively. During the next 12 months, the Company estimates that an additional $3.9 million will be reclassified from other comprehensive income (loss) as an increase to interest expense.
Any ineffective portion of the change in fair value of the derivative instruments is recorded in interest expense. There were no portions of the change in the fair value of the interest rate swaps that were considered ineffective during the years ended December 31, 2016, 2015, and 2014.
The Company has agreements with each of its derivative counterparties that contain provisions whereby if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value, inclusive of interest payments, of $3.7 million at December 31, 2016. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of December 31, 2016.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 7 — NOTES PAYABLE AND CREDIT FACILITY
As of December 31, 2016, the Company had $2.2 billion of debt outstanding, including net deferred financing costs, with weighted average years to maturity of 3.4 years and a weighted average interest rate of 3.5%. The weighted average years to maturity is computed using the anticipated repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the anticipated repayment date. Should the loan not be repaid at the anticipated repayment date, the applicable interest rate will increase as specified in the respective loan agreement until the extended maturity date. The following table summarizes the debt balances as of December 31, 2016 and 2015, and the debt activity for the year ended December 31, 2016 (in thousands):

		During the Year Ended December 31, 2016
	Balance as of December 31, 2015	Debt Issuances and Assumptions (1)	Repayments	Accretion and (Amortization)	Balance as of December 31, 2016
Fixed rate debt	$896,628	$268,420	$(426)	$—	$1,164,622
Variable rate debt	53,500	—	—	—	53,500
Credit facility	1,127,666	225,000	(313,000)	—	1,039,666
Total debt	2,077,794	493,420	(313,426)	—	2,257,788
Net premiums (2)	590	—	—	(84)	506
Deferred costs (3)	(11,821)	(3,522)	—	3,308	(12,035)
Total debt, net	$2,066,563	$489,898	$(313,426)	$3,224	$2,246,259
____________________________________

(1)	Includes deferred financing costs incurred during the period.

(2)
Net premiums on mortgage notes payable were recorded upon the assumption of the respective debt instruments. Amortization of these net premiums is recorded as a reduction to interest expense over the remaining term of the respective debt instruments using the effective-interest method.

(3)	Deferred costs relate to mortgage notes payable and the term portion of the credit facility.

As of December 31, 2016, the fixed rate debt outstanding of $1.2 billion included $217.1 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rates per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 2.6% to 5.0% per annum. The debt outstanding matures on various dates from June 2018 through October 2025. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $2.1 billion as of December 31, 2016. Each of the mortgage notes payable comprising the fixed rate debt is secured by the respective properties on which the debt was placed. As of December 31, 2016, the variable rate debt outstanding of $53.5 million had a weighted average interest rate of 3.3%. The variable rate debt outstanding matures on various dates from February 2018 to February 2020. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the variable rate debt outstanding was $106.8 million as of December 31, 2016.
The Company has an amended and restated unsecured credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A. as administrative agent (“JPMorgan Chase”), that provides for borrowings of up to $1.28 billion, which includes a $636.7 million unsecured term loan (the “Term Loan”) and up to $643.3 million in unsecured revolving loans (the “Revolving Loans”). The Term Loan matures on August 15, 2018 and the Revolving Loans mature on August 15, 2017.
Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month London Interbank Offered Rate (“LIBOR”) multiplied by the statutory reserve rate (the “Eurodollar Rate”) plus an interest rate spread ranging from 1.65% to 2.50% or (ii) a base rate, ranging from 0.65% to 1.50%, plus the greater of: (a) JPMorgan Chase’s Prime Rate; (b) the Federal Funds Effective Rate (as defined in the Amended and Restated Credit Agreement) plus 0.50%; or (c) the one-month LIBOR multiplied by the statutory reserve rate plus 1.00%. As of December 31, 2016, the Revolving Loans outstanding totaled $403.0 million, $250.0 million of which is subject to an interest rate swap agreement (the “Swapped Revolver”). The interest rate swap agreement has the effect of fixing the Eurodollar Rate beginning on December 31, 2015 through the maturity date of the Revolving Loans. The all-in rate for the Swapped Revolver was 3.1% as of December 31, 2016. As of December 31, 2016, the Term Loan outstanding totaled $636.7 million, $561.7 million of which is subject to interest rate swap agreements (the “Swapped Term Loan”). The interest rate swap agreements had the effect of fixing the Eurodollar Rate per annum through the maturity date of the Swapped Term Loan. As of December 31, 2016, the weighted average all-in rate for the Swapped Term Loan was 3.2%. As of December 31, 2016, the Company had $1.0

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

billion outstanding under the Credit Facility at a weighted average interest rate of 3.1% and $240.3 million in unused capacity, subject to borrowing availability.
Subsequent to December 31, 2016, the Company entered into a second amended and restated credit agreement (the “Second Amended and Restated Credit Agreement”) that increased the allowable borrowings and extended the maturity dates of the Credit Facility (the “Second Amended and Restated Credit Facility”). See Note 17 — Subsequent Events for terms of the Second Amended and Restated Credit Facility.
The Second Amended and Restated Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Second Amended and Restated Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to the sum of (i) $2.0 billion plus (ii) 75% of the issuance of equity from the date of the Second Amended and Restated Credit Agreement, a leverage ratio less than or equal to 60%, a fixed charge coverage ratio equal to or greater than 1.50, an unsecured debt to unencumbered asset value ratio equal to or less than 60%, an unsecured debt service coverage ratio equal to or greater than 1.75 and a secured debt ratio equal to or less than 40%. The Company believes it was in compliance with the financial covenants under the Second Amended and Restated Credit Agreement, as well as the financial covenants under the Company's various fixed and variable rate debt agreements, as of December 31, 2016.
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt as of December 31, 2016 for each of the five succeeding fiscal years and the period thereafter (in thousands):

Year Ending December 31,	Principal Repayments
2017	$403,451
2018	693,877
2019	49,799
2020	333,215
2021	100,602
Thereafter	676,844
Total	$2,257,788

NOTE 8 — INTANGIBLE LEASE LIABILITIES
Intangible lease liabilities consisted of the following (in thousands, except weighted average life remaining amounts):

	As of December 31,
	2016	2015
Acquired below-market leases, net of accumulated amortization of $23,241 and $15,641, respectively (with a weighted average life remaining of 7.8
years and 8.8 years, respectively)	$49,075	$53,822
Amortization of the intangible lease liabilities during the years ended December 31, 2016, 2015 and 2014 was $7.8 million, $7.6 million and $6.6 million, respectively, and was recorded as an addition to rental income in the consolidated statements of operations.
Estimated amortization of the intangible lease liabilities as of December 31, 2016 for each of the five succeeding fiscal years is as follows (in thousands):

Year Ending December 31,	Amortization of Below-Market Leases
2017	$7,887
2018	$7,500
2019	$6,629
2020	$5,835
2021	$4,390

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 9 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$16,498	$16,568	$16,189
Accrued capital expenditures	$675	$2,741	$7,721
Common stock issued through distribution reinvestment plan	$109,166	$112,158	$104,261
Change in fair value of interest rate swaps	$4,335	$(1,302)	$(1,805)
Contingent consideration recorded upon property acquisitions	$332	$2,880	$5,342
Fair value of notes payable assumed in real estate acquisition	$—	$15,233	$25,979
Consolidation of real estate joint venture	$18,305	$—	$—
Supplemental Cash Flow Disclosures:
Interest paid	$74,034	$54,388	$31,159
NOTE 10 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation and claims. The Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or of which the Company’s properties are the subject.
Purchase Commitments
As of December 31, 2016, the Company had entered into a purchase agreement with an unaffiliated third-party seller to acquire a 100% interest in one retail property, subject to meeting certain criteria, for an aggregate purchase price of $10.1 million, exclusive of closing costs. As of December 31, 2016, the Company had $250,000 of property escrow deposits held by an escrow agent in connection with this future property acquisition. This deposit is included in the accompanying consolidated balance sheets in derivative assets, prepaid expenses, property escrow deposits and other assets and could be forfeited under certain circumstances. None of these escrow deposits have been forfeited as of December 31, 2016.
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
Selling commissions and dealer manager fees
In connection with the Offering, CCC, the Company’s dealer manager for the Offering, received selling commissions of up to 7.0% of gross offering proceeds before reallowance of selling commissions earned by participating broker-dealers. CCC reallowed 100% of selling commissions earned to participating broker-dealers. In addition, CCC received up to 2.0% of gross offering proceeds before reallowance to participating broker-dealers as a dealer manager fee in connection with the primary

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

portion of the Offering. CCC, in its sole discretion, reallowed a portion of its dealer manager fee to such participating broker-dealers. No selling commissions or dealer manager fees are or were paid to CCC or other participating broker-dealers with respect to shares issued pursuant to the DRIP portion of the Offering or the DRIP Offerings.
Other organization and offering expenses
All other organization and offering expenses associated with the sale of the Company’s common stock in the Offering (excluding selling commissions and dealer manager fees) were paid by CR IV Advisors or its affiliates and were reimbursed by the Company up to 2.0% of aggregate gross offering proceeds. A portion of the other organization and offering expenses were considered to be underwriting compensation.
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
Advisory fees and expenses
The Company pays CR IV Advisors a monthly advisory fee based upon the Company’s monthly average invested assets, which effective October 1, 2016, is based on the estimated market value of such assets used to determine the Company’s estimated per share NAV as of September 30, 2016, as discussed in Note 1 — Organization and Business, and for those assets acquired subsequent to September 30, 2016, is based on the purchase price. The monthly advisory fee is equal to the following amounts: (1) an annualized rate of 0.75% paid on the Company’s average invested assets that are between $0 and $2.0 billion; (2) an annualized rate of 0.70% paid on the Company’s average invested assets that are between $2.0 billion and $4.0 billion; and (3) an annualized rate of 0.65% paid on the Company’s average invested assets that are over $4.0 billion.
Operating expenses
The Company reimburses CR IV Advisors or its affiliates for certain expenses CR IV Advisors or its affiliates paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse CR IV Advisors or its affiliates for any amount by which the operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceed the greater of: (1) 2.0% of average invested assets, or (2) 25.0% of net income excluding any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse CR IV Advisors or its affiliates for the salaries and benefits paid to personnel in connection with the services for which CR IV Advisors receives acquisition fees, and the Company will not reimburse CR IV Advisors for salaries and benefits paid to the Company’s executive officers.
Disposition fees
If CR IV Advisors or its affiliates provide a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more properties (or the Company’s entire portfolio), the Company will pay CR IV Advisors or its affiliates a disposition fee in an amount equal to up to one-half of the real estate or brokerage commission paid by the Company to third parties on the sale of such properties, not to exceed 1.0% of the contract price of the properties sold; provided, however, in no event may the total disposition fees paid to CR IV Advisors, its affiliates and unaffiliated third parties exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. During each of the years ended December 31, 2016, 2015 and 2014, no disposition fees were incurred for any such services provided by CR IV Advisors or its affiliates.
Subordinated performance fees
If the Company is sold or its assets are liquidated, CR IV Advisors will be entitled to receive a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after investors have received, from regular distributions plus special distributions paid from proceeds of such sale, a return of their net capital invested and an 8.0% annual cumulative, non-compounded return. Alternatively, if the Company’s shares are listed on a national securities exchange, CR IV Advisors will be entitled to a subordinated performance fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing, exceeds the sum of the total amount of capital

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

raised from investors and the amount of distributions necessary to generate an 8.0% annual cumulative, non-compounded return to investors. As an additional alternative, upon termination of the advisory agreement, CR IV Advisors may be entitled to a subordinated performance fee similar to the fee to which CR IV Advisors would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination. During each of the years ended December 31, 2016, 2015 and 2014, no subordinated performance fees were incurred related to any such events.
The Company recorded commissions, fees and expense reimbursements as shown in the table below for services provided by CR IV Advisors or its affiliates related to the services described above during the periods indicated (in thousands):

	Year Ended December 31,
	2016	2015	2014
Selling commissions	$—	$—	$55,921
Dealer manager fees	$—	$—	$16,780
Other offering costs	$—	$—	$7,277
Acquisition fees and expenses	$4,960	$13,311	$38,483
Advisory fees and expenses	$41,926	$36,225	$24,152
Operating expenses	$4,119	$4,568	$3,383

Of the amounts shown above, $5.3 million and $5.6 million had been incurred, but not yet paid, for services provided by CR IV Advisors or its affiliates in connection with the acquisition and operations activities during the years ended December 31, 2016 and 2015, respectively, and such amounts were recorded as liabilities of the Company as of such dates.
Due to/from Affiliates
As of December 31, 2016 and 2015, $5.3 million and $5.6 million, respectively, had been incurred primarily for advisory and operating expenses by CR IV Advisors or its affiliates, but had not yet been reimbursed by the Company. These amounts were included in due to affiliates in the consolidated balance sheets as of such periods.
As of December 31, 2016 and 2015, $58,000 and $47,000, respectively, were due from CR IV Advisors or its affiliates related to amounts received by affiliates of the advisor which were due to the Company.
NOTE 12 — ECONOMIC DEPENDENCY
Under various agreements, the Company has engaged or may engage CR IV Advisors or its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, as well as other administrative responsibilities for the Company including accounting services and investor relations. As a result of these relationships, the Company is dependent upon CR IV Advisors or its affiliates. In the event that these companies are unable to provide the Company with these services, the Company would be required to find alternative providers of these services.
NOTE 13 — STOCKHOLDERS’ EQUITY
As of December 31, 2016, the Company was authorized to issue $600.0 million of shares of common stock under the Secondary DRIP Offering. As of December 31, 2015 and 2014, the Company was authorized to issue $247.0 million in shares of common stock pursuant to the Initial DRIP Offering. All shares of such stock have a par value of $0.01 per share. The par value of investor proceeds raised from the DRIP Offerings is classified as common stock, with the remainder allocated to capital in excess of par value. The Company ceased issuing shares under the Initial DRIP Offering effective as of June 30, 2016.
As of December 31, 2013, the Company was authorized to issue 490.0 million shares of common stock and 10.0 million shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On August 11, 2010, the Company sold 20,000 shares of common stock, at $10.00 per share, to Cole Holdings Corporation (“CHC”). On April 5, 2013, the ownership of such shares was transferred to CREInvestments, LLC (“CREI”), an affiliate of CR IV Advisors. On February 7, 2014, the ownership of such shares was transferred to VEREIT Operating Partnership, L.P. (“VEREIT OP”). Pursuant to the Company’s charter, VEREIT OP is prohibited from selling the 20,000 shares of the common stock that represents the initial investment in the Company for so long as Cole Capital remains the Company’s sponsor; provided, however, that VEREIT OP may transfer ownership of all or a portion of these 20,000 shares of the Company’s common stock to other affiliates of the Company’s

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

sponsor. The Company ceased offering shares of its common stock in the Offering on April 4, 2014 and registered $247.0 million in shares of common stock under the Initial DRIP Offering.
Distribution Reinvestment Plan
Pursuant to the DRIP, the Company allows stockholders to elect to have their distributions reinvested in additional shares of the Company’s common stock. The purchase price under the DRIP portion of the Offering was $9.50 per share. The purchase price under the Initial DRIP Offering was $9.50 per share until September 30, 2015 and was $9.70 per share beginning October 1, 2015, the estimated per share NAV as determined by the board of directors as of August 31, 2015. Prior to November 13, 2016, the purchase price per share under the Secondary DRIP Offering was $9.70 and from November 14, 2016 to March 27, 2017 is $9.92 per share, the estimated per share NAV as determined by the board of directors as of September 30, 2016. On March 24, 2017, the Company’s board of directors established an updated estimated per share NAV of its common stock as of December 31, 2016, of $10.08 per share. Effective March 28, 2017, the Company will issue shares of its common stock at a price of $10.08 per share pursuant to the Secondary DRIP Offering. The Company’s board of directors may terminate or amend the Secondary DRIP Offering at the Company’s discretion at any time upon ten days’ prior written notice to the stockholders. During the years ended December 31, 2016, 2015 and 2014, approximately 11.2 million, 11.7 million and 11.0 million shares were purchased under the DRIP Offerings for approximately $109.2 million, $112.2 million and $104.3 million, respectively, which were recorded as redeemable common stock on the consolidated balance sheets.
Share Redemption Program
The Company’s share redemption program permits its stockholders to sell their shares back to the Company after they have held them for at least one year, subject to the significant conditions and limitations described below.
The share redemption program provides that the Company will redeem shares of its common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. The Company will limit the number of shares redeemed pursuant to the share redemption program as follows: (1) the Company will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid; and (2) funding for the redemption of shares will be limited, among other things, to the net proceeds the Company receives from the sale of shares under the DRIP Offerings, net of shares redeemed to date. In an effort to accommodate redemption requests throughout the calendar year, the Company intends to limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter, and funding for redemptions for each quarter generally will be limited to the net proceeds the Company receives from the sale of shares in the respective quarter under the DRIP Offerings.
In accordance with the Company’s share redemption program, the per share redemption price (other than for shares purchased pursuant to the DRIP portion of the Offering and the DRIP Offerings) will depend on the length of time the redeeming stockholder has held such shares as follows: after two years from the purchase date, 97.5% of the most recent estimated value of each share; and after three years from the purchase date, 100% of the most recent estimated value of each share. During this time period, the redemption price for shares purchased pursuant to the DRIP portion of the Offering and the DRIP Offerings will be 100% of the most recent estimated value of each share. Until September 30, 2015, the most recent estimated value per share for purposes of the share redemption program was $10.00 per share, the purchase price per share in the primary portion of the Offering. From October 1, 2015 until November 13, 2016, the most recent estimated value per share for purposes of the share redemption program was $9.70 per share, the estimated per share NAV as of August 31, 2015, as determined by the Board. From November 14, 2016 until March 27, 2017, the most recent estimated value per share for purposes of the share redemption program is $9.92 per share, the estimated per share NAV as of September 30, 2016, as determined by the Board. As a result of the Board’s determination of an updated estimated value of the Company’s shares of common stock, the updated estimated per share NAV of $10.08, as of December 31, 2016, will serve as the most recent estimated value for purposes of the share redemption program, effective March 28, 2017, until such time as the Board determines a new estimated per share NAV. See the discussion of the updated estimated per share NAV of the Company’s common stock effective March 28, 2017 in Note 17 — Subsequent Events.
Upon receipt of a request for redemption, the Company may conduct a Uniform Commercial Code search to ensure that no liens are held against the shares. If the Company cannot purchase all shares presented for redemption in any fiscal quarter, based upon insufficient cash available and/or the limit on the number of shares the Company may redeem during any quarter or year, the Company will give priority to the redemption of deceased stockholders’ shares. The Company next will give priority to requests for full redemption of accounts with a balance of 250 shares or less at the time the Company receives the request, in order to reduce the expense of maintaining small accounts. Thereafter, the Company will honor the remaining quarterly redemption requests on a pro rata basis. Following such quarterly redemption period, the unsatisfied portion of the prior

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

redemption request must be resubmitted, prior to the last day of the new quarter. Unfulfilled requests for redemption will not be carried over automatically to subsequent redemption periods.
The Company redeems shares no later than the end of the month following the end of each fiscal quarter. Requests for redemption must be received on or prior to the end of the fiscal quarter in order for the Company to repurchase the shares in the month following the end of that fiscal quarter. The Board may amend, suspend or terminate the share redemption program at any time upon 30 days’ prior written notice to the stockholders. During the years ended December 31, 2016, 2015 and 2014, the Company redeemed approximately 11.5 million, 4.6 million and 1.1 million shares, respectively, under the share redemption program for $110.7 million, $44.2 million and $10.6 million, respectively. During the year ended December 31, 2016, redemption requests relating to approximately 3.6 million shares went unfulfilled.
Distributions Payable and Distribution Policy
The Board authorized a daily distribution, based on 366 days in the calendar year, of $0.001706776 per share for stockholders of record as of the close of business on each day of the period commencing on January 1, 2016 and ending on December 31, 2016. In addition, the Board authorized a daily distribution, based on 365 days in the calendar year, of $0.001711452 per share for stockholders of record as of the close of business on each day of the period commencing on January 1, 2017 and ending on June 30, 2017. As of December 31, 2016, the Company had distributions payable of $16.5 million.
NOTE 14 — INCOME TAXES
For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nondividend distributions. Nondividend distributions will reduce U.S stockholders’ basis (but not below zero) in their shares. The following table shows the character of the distributions the Company paid on a percentage basis for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
Character of Distributions (Unaudited):	2016	2015	2014
Ordinary dividends	53%	58%	47%
Nondividend distributions	46%	42%	53%
Capital gain distributions	1%	—%	—%
Total	100%	100%	100%
During the years ended December 31, 2016, 2015 and 2014, the Company distributed as dividends to its shareholders 100% of its taxable income for federal income tax purposes. Accordingly, no provision for federal income taxes related to such taxable income was recorded on the Company’s financial statements. During the years ended December 31, 2016, 2015 and 2014, the Company incurred state and local income and franchise taxes of $1.2 million, $2.2 million, and $1.3 million, respectively, which were recorded in general and administrative expenses in the consolidated statements of operations.
The Company had no unrecognized tax benefits as of or during the years ended December 31, 2016 and 2015. Any interest and penalties related to unrecognized tax benefits would be recognized within the provision for income taxes in the accompanying consolidated statements of operations. The Company files income tax returns in the U.S. federal jurisdiction, as well as various state jurisdictions, and is subject to routine examinations by the respective tax authorities.
NOTE 15 — OPERATING LEASES
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2016, the leases had a weighted-average remaining term of 9.9 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The future minimum rental income from the Company’s investment in real estate assets under non-cancelable operating leases, assuming no exercise of renewal options, as of December 31, 2016, was as follows (in thousands):

Year Ending December 31,	Future Minimum Rental Income
2017	$350,394
2018	341,375
2019	324,354
2020	311,907
2021	295,443
Thereafter	1,998,244
$3,621,717
A certain amount of the Company’s rental income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the years ended December 31, 2016, 2015 and 2014, the amount of the contingent rent earned by the Company was not significant.
NOTE 16 — QUARTERLY RESULTS (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2016 and 2015 (in thousands, except for per share amounts). In the opinion of management, the information for the interim periods presented includes all adjustments which are of a normal and recurring nature, necessary to present a fair presentation of the results for each period.

	December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$100,547	$100,597	$101,796	$104,511
Acquisition-related fees and expenses	$372	$1,803	$1,417	$599
Operating income	$38,675	$38,153	$37,314	$35,042
Net income	$20,054	$18,945	$18,128	$14,852
Net income attributable to the Company	$20,020	$18,912	$18,096	$14,814
Basic and diluted net income per common share (1)	$0.06	$0.06	$0.06	$0.05
Distributions declared per common share	$0.155	$0.156	$0.157	$0.157
____________________________________

(1)
The Company calculates net income per share based on the weighted-average number of outstanding shares of common stock during the reporting period. The average number of shares fluctuates throughout the year and can therefore produce a full year result that does not agree to the sum of the individual quarters.

	December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$85,963	$90,528	$94,188	$97,052
Acquisition-related fees and expenses	$5,385	$3,882	$2,518	$3,741
Operating income	$28,395	$31,862	$34,696	$29,247
Net income	$15,998	$17,293	$18,485	$13,117
Net income attributable to the Company	$16,015	$17,225	$18,452	$13,079
Basic and diluted net income per common share (1)	$0.05	$0.06	$0.06	$0.04
Distributions declared per common share	$0.154	$0.155	$0.158	$0.158
____________________________________

(1)
The Company calculates net income per share based on the weighted-average number of outstanding shares of common stock during the reporting period. The average number of shares fluctuates throughout the year and can therefore produce a full year result that does not agree to the sum of the individual quarters.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 17 — SUBSEQUENT EVENTS
The following events occurred subsequent to December 31, 2016:
Redemption of Shares of Common Stock
Subsequent to December 31, 2016, the Company redeemed approximately 2.7 million shares pursuant to the Company’s share redemption program for $27.1 million (at an average price per share of $9.91). Management, in its discretion, limited the amount of shares redeemed for the three months ended December 31, 2016 to shares issued in the DRIP Offerings during the period. The remaining redemption requests received during the three months ended December 31, 2016 totaling approximately 2.3 million shares went unfulfilled.
Credit Facility and Notes Payable
Subsequent to December 31, 2016, the Company entered into the Second Amended and Restated Credit Agreement that increased the allowable borrowings of the Credit Facility up to $1.40 billion. The Second Amended and Restated Credit Facility includes a $1.05 billion unsecured term loan and allows us to borrow up to $350.0 million in unsecured revolving loans. The Second Amended and Restated Credit Agreement also extended the maturity date of the Term Loan to March 15, 2022 and the Revolving Loans to March 15, 2021. However, we may elect to extend the maturity date of the Revolving Loans to March 15, 2022 subject to satisfying certain conditions described in the Second Amended and Restated Credit Agreement.
Investment in Real Estate Assets
Subsequent to December 31, 2016, the Company acquired four commercial real estate properties for an aggregate purchase price of $55.4 million. The Company has not completed its initial purchase price allocations with respect to these properties and therefore cannot provide similar disclosures to those included in Note 4 — Real Estate Investments in these consolidated financial statements for these properties.
Estimated Per Share NAV
On March 24, 2017, the Board established an estimated per share NAV of the Company’s common stock as of December 31, 2016, of $10.08 per share. Commencing on March 28, 2017, distributions will be reinvested in shares of the Company’s common stock under the Secondary DRIP Offering at a price of $10.08 per share. Pursuant to the terms of the Company’s share redemption program, commencing on March 28, 2017, the updated estimated per share NAV of $10.08, as of December 31, 2016, will serve as the most recent estimated value for purposes of the share redemption program going forward, until such time as the Board determines a new estimated per share NAV. No distributions were reinvested in shares of the Company’s common stock under the Secondary DRIP Offering and no shares were redeemed between the Board’s establishment of the updated estimated per share NAV on March 24, 2017 and March 28, 2017.

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2016	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Real Estate Held for Investment the Company Has Invested in Under Operating Leases:
24 Hour Fitness:
Beaverton, OR	(g)	$2,609	$9,974	$—	$12,583	$572	9/30/2014	2009
Fort Worth, TX	(g)	1,519	7,449	—	8,968	648	9/27/2013	2008
Aaron’s:
Hillsboro, OH	(g)	279	829	—	1,108	91	8/26/2013	2013
Mountain Home, AR	(g)	183	872	—	1,055	28	10/1/2015	2015
Wilmington, OH	(g)	249	1,134	—	1,383	64	2/26/2015	2014
Academy Sports:
Clarksville, TN	(g)	1,811	6,603	—	8,414	455	6/17/2014	2014
Cookeville, TN	$49,300	—	23,847	73,371	97,218	2,616	9/30/2014	2015
Douglasville, GA	(g)	1,360	8,593	—	9,953	585	6/12/2014	2014
Flowood, MS	(g)	1,534	7,864	—	9,398	574	6/27/2014	2014
McDonough, GA	(g)	1,846	5,626	—	7,472	423	4/24/2014	2010
Valdosta, GA	5,838	2,482	5,922	—	8,404	639	5/10/2013	2012
Advance Auto:
Corydon, IN	(g)	190	1,219	—	1,409	140	10/26/2012	2012
Dearborn Heights, MI	(g)	385	1,090	—	1,475	92	8/30/2013	2013
Decatur, GA	(g)	606	1,053	—	1,659	89	12/20/2013	2012
Lake Geneva, WI	1,062	381	1,181	—	1,562	120	2/6/2013	2012
Lawton, OK	(g)	387	1,000	—	1,387	43	6/12/2015	2005
Mattoon, IL	(g)	261	1,063	—	1,324	28	12/4/2015	2015
Mt. Pleasant, IA	(g)	122	1,069	—	1,191	88	4/26/2014	2013
North Ridgeville, OH	(g)	218	1,284	—	1,502	154	4/13/2012	2008
Rutherfordton, NC	(g)	220	944	—	1,164	81	10/22/2013	2013
Starkville, MS	(g)	447	756	—	1,203	98	6/29/2012	2011
Willmar, MN	(g)	200	1,279	—	1,479	58	3/25/2015	2014
Albany Square:
Albany, GA	4,600	1,606	7,113	300	9,019	694	2/26/2014	2013
Almeda Crossing:
Houston, TX	(g)	4,738	26,245	325	31,308	1,705	8/7/2014	2006
Amazon:
Lebanon, TN	33,000	1,934	56,286	—	58,220	3,320	10/15/2014	2012
Applebee’s:
Greenville, SC	(g)	672	1,737	—	2,409	111	6/27/2014	2004
Lithonia, GA	(g)	1,234	2,613	—	3,847	182	3/28/2014	2002
Savannah, GA	(g)	818	1,686	—	2,504	116	5/22/2014	2006
At Home:
Kissimmee, FL	(g)	2,512	5,594	—	8,106	55	9/9/2016	1992
AutoZone:
Philipsburg, PA	(g)	152	1,304	—	1,456	155	7/30/2012	2010
Poughkeepsie, NY	(g)	699	1,356	—	2,055	50	8/20/2015	2005
Sheffield, OH	—	815	—	770	1,585	23	10/15/2014	2014
Bass Pro Shops:
Tallahassee, FL	(g)	945	5,713	—	6,658	545	8/20/2013	2013
Beavercreek Shopping Center:
Beavercreek, OH	17,200	5,504	25,178	537	31,219	2,273	10/31/2013	2013

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2016	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Bed Bath & Beyond/Golfsmith:
Schaumburg, IL	$7,300	$4,786	$6,149	$—	$10,935	$805	3/8/2013	1997
Benihana:
Golden Valley, MN	(g)	1,510	2,934	—	4,444	334	8/21/2012	1980
Lauderdale by the Sea, FL	(g)	2,181	2,014	—	4,195	235	8/21/2012	1971
Lombard, IL	(g)	1,390	2,343	—	3,733	318	8/21/2012	1984
Woodlands, TX	(g)	1,151	968	—	2,119	115	8/21/2012	2001
Big Lots:
San Angelo, TX	(g)	1,043	1,947	—	2,990	311	12/19/2012	2012
Waco, TX	(g)	1,069	1,326	56	2,451	230	12/10/2012	2012
Biolife Plasma Services:
Bellingham, WA	—	2,397	6,264	—	8,661	390	11/21/2014	2014
Grandville, MI	—	959	4,791	—	5,750	276	11/21/2014	2014
Loveland, CO	—	651	5,645	—	6,296	320	11/21/2014	2014
Bloomington, IN	—	696	3,900	—	4,596	259	6/26/2014	2014
Fort Wayne, IN	—	660	3,749	—	4,409	250	6/26/2014	2013
St. Cloud, MN	—	889	3,633	—	4,522	265	6/26/2014	2013
St. George, UT	—	1,195	5,561	—	6,756	267	3/12/2015	2014
Waterloo, IA	—	489	3,380	—	3,869	251	6/26/2014	2013
West Fargo, ND	—	1,379	5,052	—	6,431	255	3/12/2015	2014
Bojangles:
Pelham, AL	(g)	219	1,216	—	1,435	83	6/30/2014	2010
Boston Commons:
Springfield, MA	5,400	3,101	7,042	89	10,232	481	8/19/2014	2004
Bottom Dollar Grocery:
Ambridge, PA	—	519	2,985	—	3,504	240	11/5/2013	2012
Brownsville Plaza:
Baldwin, PA	—	627	2,702	—	3,329	228	2/28/2014	2012
Bryan Crossing:
Kodak, TN	4,958	863	6,523	—	7,386	408	9/9/2014	2008
Buffalo Wild Wings:
Idaho Falls, ID	(g)	712	1,336	—	2,048	83	7/29/2014	2008
Warrenville, IL	(g)	1,208	1,420	—	2,628	180	3/28/2013	2004
Woodridge, IL	(g)	1,139	1,484	—	2,623	187	3/28/2013	2005
Caliber Collision Center:
Frisco, TX	(g)	1,484	2,038	—	3,522	134	9/16/2014	2014
Las Cruces, NM	(g)	673	1,949	—	2,622	138	3/21/2014	2014
Midwest City, OK	(g)	259	1,165	—	1,424	87	2/21/2014	2013
Denver, CO	(g)	855	658	—	1,513	43	6/25/2014	1975
San Antonio, TX	(g)	622	832	—	1,454	54	6/4/2014	2014
Wylie, TX	(g)	816	2,690	—	3,506	145	2/10/2015	2014
Canton Marketplace:
Canton, GA	32,000	8,310	48,667	930	57,907	6,058	3/28/2013	2009
Carlisle Crossing:
Carlisle, PA	—	4,491	15,817	—	20,308	1,218	9/18/2014	2006
Canarsie Plaza:
Brooklyn, NY	75,000	37,970	71,267	790	110,027	7,334	12/5/2012	2011

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2016	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Century Plaza:
Orlando, FL	(g)	$3,094	$6,178	$731	$10,003	$602	7/21/2014	2008
Chase:
Hanover Township, NJ	(g)	2,192	—	—	2,192	—	12/18/2013	2012
Chestnut Square:
Brevard, NC	$3,727	425	5,037	6	5,468	492	6/7/2013	2008
Chili’s:
Forest City, NC	(g)	233	1,936	—	2,169	112	9/3/2014	2003
Coosa Town Center:
Gadsden, AL	(g)	3,246	7,799	—	11,045	702	12/20/2013	2004
Cost Plus World Market:
Kansas City, MO	(g)	1,378	2,396	—	3,774	359	11/13/2012	2001
Costco:
Tallahassee, FL	5,146	9,497	—	—	9,497	—	12/11/2012	2006
Cottonwood Commons:
Albuquerque, NM	19,250	4,986	28,881	84	33,951	2,640	7/19/2013	2013
Coventry Crossing:
Coventry, RI	6,000	3,462	5,899	43	9,404	563	9/12/2013	2008
Crosspoint:
Hagerstown, MD	(g)	12,285	14,359	(1,086)	25,558	1,096	9/30/2014	2000
Crossroads Annex:
Lafayette, LA	—	1,659	7,091	—	8,750	618	12/4/2013	2013
Crossroads Commons:
Plover, WI	(g)	1,000	4,515	75	5,590	460	12/10/2013	2012
CVS:
Arnold, MO	(g)	2,043	2,367	—	4,410	185	12/13/2013	2013
Asheville, NC	(g)	1,108	1,084	—	2,192	134	4/26/2012	1998
Austin, TX	(g)	1,076	3,475	—	4,551	270	12/13/2013	2013
Bainbridge, GA	(g)	444	1,682	47	2,173	202	6/27/2012	1998
Bloomington, IN	(g)	1,620	2,957	—	4,577	232	12/13/2013	2012
Blue Springs, MO	(g)	395	2,722	—	3,117	213	12/13/2013	2013
Bridgeton, MO	(g)	2,056	2,362	—	4,418	185	12/13/2013	2013
Cartersville, GA	(g)	2,547	—	—	2,547	—	10/22/2012	2009
Charleston, SC	(g)	869	1,009	—	1,878	125	4/26/2012	1998
Chesapeake, VA	(g)	1,044	3,053	—	4,097	244	12/13/2013	2013
Chicago, IL	(g)	1,832	4,255	—	6,087	403	3/20/2013	2008
Cicero, IN	(g)	487	3,099	—	3,586	242	12/13/2013	2013
Corpus Christi, TX	(g)	648	2,557	—	3,205	306	4/19/2012	1998
Danville, IN	(g)	424	2,105	—	2,529	140	7/16/2014	1998
Eminence, KY	(g)	872	2,511	—	3,383	194	12/13/2013	2013
Florence, AL	1,735	1,030	1,446	—	2,476	143	3/27/2013	2000
Goose Creek, SC	(g)	1,022	1,980	—	3,002	153	12/13/2013	2013
Greenwood, IN	(g)	912	3,549	—	4,461	309	7/11/2013	1999
Hanover Township, NJ	(g)	4,746	—	—	4,746	—	12/18/2013	2012
Hazlet, NJ	(g)	3,047	3,610	—	6,657	281	12/13/2013	2013
Honesdale, PA	(g)	1,206	3,342	—	4,548	268	12/13/2013	2013
Independence, MO	(g)	359	2,242	—	2,601	176	12/13/2013	2013

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2016	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
CVS (continued):
Indianapolis, IN	(g)	$1,110	$2,484	$—	$3,594	$194	12/13/2013	2013
Irving, TX	(g)	745	3,034	—	3,779	328	10/5/2012	2000
Jacksonville, FL	(g)	2,182	3,817	—	5,999	242	7/16/2014	2004
Janesville, WI	(g)	736	2,545	—	3,281	199	12/13/2013	2013
Katy, TX	(g)	1,149	2,462	—	3,611	188	12/13/2013	2013
Lincoln, NE	(g)	2,534	3,014	—	5,548	235	12/13/2013	2013
London, KY	(g)	1,445	2,661	—	4,106	225	9/10/2013	2013
Middletown, NY	(g)	665	5,483	—	6,148	423	12/13/2013	2013
North Wilkesboro, NC	(g)	332	2,369	—	2,701	192	10/25/2013	1999
Poplar Bluff, MO	(g)	1,861	2,211	—	4,072	174	12/13/2013	2013
Salem, NH	(g)	3,456	2,351	—	5,807	185	11/18/2013	2013
San Antonio, TX	(g)	1,893	1,848	—	3,741	146	12/13/2013	2013
Sand Springs, OK	(g)	1,765	2,283	—	4,048	180	12/13/2013	2013
Santa Fe, NM	(g)	2,243	4,619	—	6,862	355	12/13/2013	2013
Sedalia, MO	(g)	466	2,318	—	2,784	182	12/13/2013	2013
St. John, MO	(g)	1,546	2,601	—	4,147	203	12/13/2013	2013
Temple Hills, MD	(g)	1,817	2,989	—	4,806	249	9/30/2013	2001
Vineland, NJ	(g)	813	2,926	—	3,739	236	12/13/2013	2010
Waynesboro, VA	(g)	986	2,708	—	3,694	212	12/13/2013	2013
West Monroe, LA	(g)	1,738	2,136	—	3,874	168	12/13/2013	2013
Darien Towne Center:
Darien, IL	$12,200	6,718	11,951	900	19,569	1,350	12/17/2013	1994
DaVita:
Riverview, MI	(g)	199	2,322	—	2,521	168	9/4/2014	2012
Decatur Commons:
Decatur, AL	7,000	2,478	9,333	739	12,550	892	7/10/2013	2004
Deltona Commons:
Deltona, FL	4,767	1,424	7,760	—	9,184	711	6/18/2013	2007
Dick’s PetSmart Center:
Oshkosh, WI	(g)	1,445	6,599	—	8,044	65	9/23/2016	2015
Dick’s Sporting Goods:
Oklahoma City, OK	(g)	1,198	7,838	—	9,036	905	12/21/2012	2012
Oklahoma City, OK	5,858	685	10,587	—	11,272	1,192	12/31/2012	2012
Dollar General:
Abbeville, AL	(g)	294	1,302	—	1,596	78	10/3/2014	2014
Akron, AL	(g)	69	771	—	840	71	8/6/2013	2013
Akron, OH	(g)	112	1,099	—	1,211	97	11/1/2013	2013
Alliance, NE	(g)	97	812	—	909	88	4/9/2013	2013
Alton, TX	(g)	94	922	—	1,016	57	9/5/2014	2014
Arapahoe, NE	(g)	44	873	—	917	54	9/5/2014	2014
Asheville, NC	(g)	379	753	—	1,132	79	6/17/2013	2013
Ashville, AL	666	255	678	—	933	83	12/21/2012	2012
Atmore, AL	(g)	243	858	—	1,101	67	2/25/2014	2014
Bainbridge, OH	(g)	106	1,175	—	1,281	113	9/13/2013	2013

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2016	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Dollar General (continued):
Belle, MO	(g)	$51	$880	$—	$931	$55	9/5/2014	2014
Berry, AL	(g)	104	1,196	—	1,300	74	9/26/2014	2014
Bessemer, AL	(g)	142	941	—	1,083	84	9/27/2013	2013
Bloomfield, NE	(g)	50	845	—	895	47	12/16/2014	2014
Blue Rapids, KS	(g)	52	880	—	932	53	10/22/2014	2014
Bluefield, WV	(g)	337	686	—	1,023	40	10/15/2014	2014
Bokchito, OK	(g)	59	859	—	918	97	2/27/2013	2013
Botkins, OH	(g)	130	991	—	1,121	93	9/27/2013	2013
Brandon, SD	(g)	292	871	—	1,163	52	10/31/2014	2014
Breaux Bridge, LA	$840	225	1,007	—	1,232	112	11/30/2012	2012
Broken Bow, NE	(g)	91	878	—	969	71	11/1/2013	2013
Brownsville, TX	822	264	943	—	1,207	99	11/30/2012	2012
Buffalo, NY	(g)	122	1,099	—	1,221	60	12/5/2014	2014
Clay, AL	792	305	768	—	1,073	89	2/8/2013	2012
Cleveland, TX	684	158	856	—	1,014	90	11/30/2012	2012
Columbus, OH	(g)	279	1,248	—	1,527	110	11/7/2013	2013
Conroe, TX	756	167	946	—	1,113	99	12/18/2012	2012
Crystal Springs, MS	(g)	463	3,027	—	3,490	190	8/6/2014	2013
Cullman, AL	(g)	159	824	—	983	53	8/4/2014	2014
Decatur, IL	(g)	133	986	—	1,119	65	6/18/2014	2014
Decatur, IL	(g)	219	964	—	1,183	58	9/8/2014	2014
Delcambre, LA	(g)	169	1,025	—	1,194	90	9/27/2013	2013
Delhi, LA	(g)	301	1,033	—	1,334	93	8/9/2013	2013
Deridder, LA	(g)	135	923	—	1,058	81	9/27/2013	2013
Deridder, LA	(g)	176	905	—	1,081	82	8/9/2013	2013
Des Moines, IA	(g)	166	943	—	1,109	86	8/9/2013	2012
Dora, AL	(g)	124	935	—	1,059	58	9/26/2014	2014
Dundee, MI	(g)	296	1,047	—	1,343	84	11/26/2013	2013
Edinburg, TX	(g)	146	809	—	955	54	7/31/2014	2014
Eight Mile, AL	(g)	110	865	—	975	60	6/23/2014	2014
Elk Point, SD	(g)	97	839	—	936	53	9/22/2014	2014
Ellerslie, GA	(g)	247	797	—	1,044	59	4/17/2014	2014
Eufaula, AL	(g)	300	930	—	1,230	62	7/22/2014	2014
Farmington, NM	(g)	175	919	—	1,094	57	9/5/2014	2014
Fort Valley, GA	(g)	514	2,436	—	2,950	241	7/9/2013	2013
Fred, TX	(g)	93	929	—	1,022	76	12/19/2013	2013
Fruitport, MI	(g)	100	968	—	1,068	63	6/25/2014	2014
Geneva, AL	738	204	815	—	1,019	98	12/21/2012	2012
Geraldine, AL	(g)	220	1,146	—	1,366	82	5/30/2014	2014
Greenwell Springs, LA	870	444	841	—	1,285	95	11/30/2012	2012
Groveport, OH	822	416	813	—	1,229	90	3/15/2013	2013
Hamilton, AL	(g)	208	1,024	—	1,232	61	10/16/2014	2014
Hanceville, AL	2,029	1,232	1,488	—	2,720	189	11/21/2012	2012

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2016	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Dollar General (continued):
Harlingen, TX	(g)	$144	$853	$—	$997	$59	6/20/2014	2014
Harvest, AL	$684	261	691	—	952	84	12/21/2012	2012
Harviell, MO	(g)	50	818	—	868	62	3/31/2014	2014
Hastings, NE	(g)	177	850	—	1,027	51	10/22/2014	2014
Hayneville, AL	(g)	249	1,181	—	1,430	77	8/15/2014	2014
Hillsboro, OH	(g)	262	956	—	1,218	56	9/25/2014	2014
Hinton, WV	(g)	199	1,367	—	1,566	83	8/18/2014	2014
Homeworth, OH	(g)	110	1,057	—	1,167	87	10/18/2013	2013
Houston, TX	966	311	1,102	—	1,413	115	12/18/2012	2012
Houston, TX	(g)	255	1,393	—	1,648	116	10/18/2013	2013
Huntsville, AL	768	177	847	—	1,024	101	12/21/2012	2012
Independence, MO	828	170	1,072	—	1,242	117	12/18/2012	2012
Kansas City, MO	(g)	283	1,068	—	1,351	92	10/18/2013	2013
Kansas City, MO	(g)	233	1,054	—	1,287	89	11/1/2013	2013
Kasson, MN	(g)	138	888	—	1,026	61	8/15/2014	2014
Kearney, NE	(g)	141	851	—	992	72	11/20/2013	2013
Kinston, AL	642	170	718	—	888	87	12/21/2012	2012
Kolona, IA	(g)	81	868	—	949	56	8/15/2014	2014
Lake Charles, LA	(g)	146	989	—	1,135	89	8/9/2013	2013
Lamesa, TX	(g)	75	803	—	878	54	7/31/2014	2014
Lansing, MI	(g)	232	939	—	1,171	61	6/25/2014	2014
Lebanon, TN	(g)	177	882	—	1,059	58	6/30/2014	2012
Leicester, NC	(g)	134	800	—	934	78	6/17/2013	2013
Lima, OH	810	156	1,040	—	1,196	110	11/30/2012	2012
Linden, AL	(g)	317	746	—	1,063	71	7/11/2013	2013
Lone Jack, MO	(g)	152	960	—	1,112	68	5/16/2014	2014
Los Fresnos, TX	(g)	55	867	—	922	54	9/19/2014	2014
Los Lunas, NM	(g)	113	857	—	970	61	5/14/2014	2014
Louisburg, KS	(g)	324	936	—	1,260	65	6/25/2014	2014
Loveland, OH	(g)	241	1,065	—	1,306	93	12/12/2013	2013
Lubbock, TX	744	468	641	—	1,109	72	12/18/2012	2012
Manhattan, KS	(g)	194	921	—	1,115	78	11/20/2013	2013
Mansfield, OH	(g)	72	1,226	—	1,298	95	12/12/2013	2013
Maple Lake, MN	(g)	92	893	—	985	57	10/10/2014	2014
Maynardville, TN	750	238	754	—	992	94	11/30/2012	2012
Millbrook, AL	(g)	320	1,175	—	1,495	78	7/22/2014	2014
Mission, TX	(g)	182	858	—	1,040	53	9/5/2014	2014
Mobile, AL	(g)	139	1,005	—	1,144	88	10/18/2013	2013
Mobile, AL	(g)	410	1,059	—	1,469	103	6/17/2013	2013
Monroeville, OH	(g)	131	1,069	—	1,200	88	10/4/2013	2013
Montgomery, AL	(g)	140	909	—	1,049	54	10/24/2014	2014
Moose Lake, MN	(g)	140	937	—	1,077	59	10/10/2014	2014

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2016	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Dollar General (continued):
Moroa, IL	(g)	$111	$921	$—	$1,032	$61	6/26/2014	2014
Mt. Vernon, IL	(g)	177	985	—	1,162	67	5/30/2014	2014
Nashville, GA	$2,088	215	2,533	—	2,748	275	3/1/2013	2013
Nashville, MI	(g)	103	1,255	—	1,358	93	1/24/2014	2013
Navarre, OH	(g)	153	1,005	—	1,158	85	9/27/2013	2013
Neoga, IL	(g)	94	860	—	954	53	8/8/2014	2010
Ness City, KS	(g)	21	860	—	881	66	3/20/2014	2014
New Philadelphia, OH	(g)	129	1,100	—	1,229	93	9/27/2013	2013
New Washington, OH	(g)	99	975	—	1,074	92	9/13/2013	2013
Newark, OH	792	222	946	—	1,168	104	3/15/2013	2013
Nitro, WV	(g)	451	1,034	—	1,485	67	6/30/2014	2013
Nixa, MO	(g)	235	806	—	1,041	60	4/3/2014	2014
North Lewisburg, OH	(g)	59	1,008	—	1,067	90	11/22/2013	2013
Onawa, IA	(g)	176	842	—	1,018	58	6/26/2014	2014
Opelousas, LA	(g)	92	947	—	1,039	81	10/4/2013	2013
Ortonville, MN	(g)	113	907	—	1,020	60	9/5/2014	2014
Osceola, NE	(g)	194	835	—	1,029	39	4/2/2015	2014
Oxford, AL	(g)	465	783	—	1,248	69	10/18/2013	2013
Palestine, IL	(g)	155	893	—	1,048	59	6/26/2014	2014
Parchment, MI	(g)	168	1,162	—	1,330	75	6/25/2014	2014
Park Hill, OK	(g)	91	887	—	978	95	1/4/2013	2012
Parsons, TN	(g)	166	1,136	—	1,302	77	7/16/2014	2013
Phenix City, AL	(g)	331	718	—	1,049	70	6/17/2013	2013
Piedmont, AL	1,980	1,037	1,579	—	2,616	201	11/21/2012	2012
Pike Road, AL	(g)	477	772	—	1,249	71	8/21/2013	2013
Plain City, OH	(g)	187	1,097	—	1,284	88	11/26/2013	2013
Port Clinton, OH	(g)	120	1,070	—	1,190	86	11/22/2013	2013
Princeton, MO	(g)	155	1,159	—	1,314	69	10/10/2014	2014
Pueblo, CO	(g)	144	909	—	1,053	93	1/4/2013	2012
Ragley, LA	(g)	196	877	—	1,073	80	8/9/2013	2013
Rainsville, AL	(g)	290	1,267	—	1,557	81	8/13/2014	2014
Ravenna, MI	(g)	199	958	—	1,157	71	1/24/2014	2013
Rayne, LA	702	125	910	—	1,035	100	12/18/2012	2012
Roanoke, IL	(g)	93	846	—	939	58	5/16/2014	2014
Romney, IN	(g)	87	827	—	914	52	7/7/2014	2011
Romulus, MI	(g)	274	1,171	—	1,445	84	3/7/2014	2013
Russell, KS	(g)	54	899	—	953	58	8/5/2014	2014
San Antonio, TX	(g)	295	743	—	1,038	54	7/31/2014	2014
San Carlos, TX	(g)	70	1,063	—	1,133	72	6/20/2014	2014
Seale, AL	(g)	259	767	—	1,026	68	10/28/2013	2013
Seminole, AL	(g)	175	829	—	1,004	78	7/15/2013	2013
Shelby, MI	(g)	128	1,033	—	1,161	76	1/24/2014	2013
Slocomb, AL	(g)	124	918	—	1,042	71	2/25/2014	2014
Snead, AL	(g)	126	1,137	—	1,263	71	9/26/2014	2014

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2016	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Dollar General (continued):
South Bay, FL	(g)	$258	$1,262	$—	$1,520	$86	5/7/2014	2013
Spring, TX	(g)	277	1,132	—	1,409	96	9/30/2013	2013
Springfield, IL	(g)	205	934	—	1,139	56	9/17/2014	2014
Springfield, MO	(g)	171	810	—	981	54	7/14/2014	2014
Springfield, NE	(g)	172	864	—	1,036	61	5/12/2014	2014
Springfield, OH	(g)	125	1,000	—	1,125	88	9/27/2013	2013
St. Louis, MO	(g)	229	1,102	—	1,331	89	12/31/2013	2013
St. Louis, MO	(g)	240	1,118	—	1,358	88	1/15/2014	2013
Superior, NE	(g)	230	917	—	1,147	77	11/26/2013	2013
Temple, GA	(g)	200	917	—	1,117	90	5/15/2013	2013
Theodore, AL	(g)	248	763	—	1,011	76	5/15/2013	2013
Thibodaux, LA	(g)	211	1,083	—	1,294	95	9/27/2013	2013
Toney, AL	$642	86	792	—	878	90	3/21/2013	2012
Topeka, KS	(g)	159	873	—	1,032	45	2/25/2015	2014
Urbana, OH	(g)	133	1,051	—	1,184	75	5/29/2014	2013
Volga, SD	(g)	51	784	—	835	49	9/5/2014	2014
Waco, TX	(g)	26	922	—	948	68	6/20/2014	2014
Wagener, SC	(g)	477	1,169	—	1,646	69	9/16/2014	2014
Wakefield, KS	(g)	78	929	—	1,007	83	9/30/2013	2013
Waterloo, IA	(g)	330	908	—	1,238	52	11/5/2014	2014
Weslaco, TX	(g)	141	848	—	989	52	9/5/2014	2014
Weston, MO	(g)	117	1,012	—	1,129	94	7/17/2013	2013
Wetumpka, AL	(g)	290	779	—	1,069	56	5/29/2014	2014
Whitehouse, OH	(g)	134	1,144	—	1,278	94	10/18/2013	2013
Whitwell, TN	870	159	1,035	—	1,194	128	11/30/2012	2012
Wilmer, AL	(g)	99	775	—	874	72	8/5/2013	2013
Winsted, MN	(g)	152	841	—	993	56	9/29/2014	2014
Wisner, NE	(g)	37	773	—	810	55	5/12/2014	2014
Woodville, OH	786	169	1,009	—	1,178	112	2/8/2013	2013
Yatesville, GA	666	120	797	—	917	90	3/25/2013	2013
Dollar Tree/Petco:
Humble, TX	(g)	720	2,543	—	3,263	268	2/11/2013	2011
Earth Fare:
Huntersville, NC	3,183	1,439	2,973	—	4,412	322	2/28/2013	2011
East Manchester Village Center:
Manchester, PA	8,300	2,517	12,672	183	15,372	1,074	12/19/2013	2009
East West Commons:
Austell, GA	13,000	10,094	16,034	628	26,756	1,156	9/30/2014	2002
Emerald Place:
Greenwood, SC	6,250	2,042	9,942	—	11,984	942	6/28/2013	2012
Evergreen Marketplace:
Evergreen Park, IL	(g)	2,823	6,239	—	9,062	671	9/6/2013	2013

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2016	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Family Center:
Riverdale, UT	(g)	$21,716	$29,454	$(741)	$50,429	$2,610	2/28/2014	2008
Family Dollar:
Aberdeen, ID	(g)	101	1,054	—	1,155	62	10/24/2014	2014
Adelanto, GA	(g)	463	1,711	—	2,174	95	11/14/2014	2014
Aguila, AZ	(g)	129	1,290	—	1,419	62	2/13/2015	2014
Albany, GA	(g)	347	925	—	1,272	52	11/7/2014	2014
Apple Springs, TX	(g)	91	804	—	895	46	11/14/2014	2014
Arkadelphia, AR	(g)	113	738	—	851	36	2/12/2015	2014
Auburn, ME	(g)	217	1,261	—	1,478	64	4/15/2015	2014
Bagley, MN	(g)	95	1,114	—	1,209	80	6/27/2014	2014
Benavides, TX	(g)	27	1,065	—	1,092	87	2/26/2014	2013
Berry, AL	(g)	122	880	—	1,002	50	11/14/2014	2014
Bessemer, AL	(g)	201	1,043	—	1,244	85	12/27/2013	2013
Broadway, VA	(g)	213	1,153	—	1,366	68	11/7/2014	2014
Birmingham, AL	(g)	500	831	—	1,331	69	12/27/2013	2013
Brooksville, FL	(g)	206	791	—	997	65	12/18/2013	2013
Burkeville, TX	(g)	54	900	—	954	60	9/30/2014	2014
Cascade, ID	(g)	267	1,147	—	1,414	82	2/4/2014	2013
Cass Lake, MN	(g)	157	1,107	—	1,264	79	6/27/2014	2013
Cathedral City, CA	(g)	658	1,908	—	2,566	115	9/19/2014	2014
Charlotte, TX	(g)	118	970	—	1,088	80	2/26/2014	2014
Cheyenne, WY	(g)	148	986	—	1,134	71	4/23/2014	2014
Coachella, CA	(g)	450	1,634	—	2,084	123	2/19/2014	2013
Cocoa, FL	(g)	370	1,092	—	1,462	66	9/26/2014	2014
Colmesneil, TX	(g)	172	858	—	1,030	62	2/4/2014	2013
Columbia, SC	(g)	294	824	—	1,118	49	10/24/2014	2014
Columbia, SC	(g)	332	1,044	—	1,376	60	10/24/2014	2014
Comanche, TX	(g)	176	1,145	—	1,321	72	8/6/2014	2014
Cordes Lakes, AZ	(g)	380	1,421	—	1,801	83	9/19/2014	2014
Davenport, FL	(g)	298	964	—	1,262	52	12/5/2014	2014
Davenport, IA	(g)	167	918	—	1,085	52	11/25/2014	2014
Dawson, TX	(g)	41	799	—	840	46	11/14/2014	2014
Deadwood, SD	(g)	132	1,139	—	1,271	68	9/18/2014	2014
Des Moines, IA	(g)	290	1,126	—	1,416	63	11/25/2014	2014
East Millinocket, ME	(g)	161	1,004	—	1,165	58	2/26/2015	2014
Eden, TX	(g)	82	903	—	985	70	2/26/2014	2013
Elizabethtown, NY	(g)	107	671	—	778	50	1/31/2014	2008
Eloy, AZ	(g)	86	1,587	—	1,673	89	10/24/2014	2014
Empire, CA	(g)	239	1,527	—	1,766	102	6/27/2014	2014
Erwinville, LA	(g)	146	765	—	911	32	7/7/2015	2015
Evans, CO	(g)	201	817	—	1,018	48	9/29/2014	2014
Findlay, OH	(g)	326	1,271	—	1,597	102	2/26/2014	2013
Folsom, LA	(g)	325	788	—	1,113	48	9/30/2014	2014

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2016	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Family Dollar (continued):
Ft. Lauderdale, FL	(g)	$443	$1,361	$—	$1,804	$106	12/18/2013	2013
Fort Thomas, AZ	(g)	49	1,173	—	1,222	86	2/26/2014	2013
Fort Wayne, IN	(g)	258	1,096	—	1,354	55	3/6/2015	2014
Fort Worth, TX	(g)	532	1,346	—	1,878	82	9/5/2014	2014
Franklin, NH	(g)	307	1,214	—	1,521	44	10/15/2015	2014
Frederica, DE	(g)	392	1,164	—	1,556	54	3/6/2015	2014
Freeport, OH	(g)	322	959	—	1,281	51	2/20/2015	2014
Fresno, CA	(g)	488	1,553	—	2,041	118	2/19/2014	2013
Garrison, TX	(g)	61	1,306	—	1,367	68	12/18/2014	2014
Georgetown, KY	(g)	607	905	—	1,512	52	11/21/2014	2014
Gering, NE	(g)	244	913	—	1,157	56	9/26/2014	2014
Greene, ME	(g)	251	940	—	1,191	53	3/25/2015	2014
Greenwood, WI	(g)	154	920	—	1,074	61	6/27/2014	2013
Harrisonburg, VA	(g)	229	1,073	—	1,302	61	12/12/2014	2014
Hawkins, TX	(g)	49	1,288	—	1,337	79	9/5/2014	2014
Hempstead, TX	(g)	219	943	—	1,162	50	12/18/2014	2014
Hettinger, ND	(g)	214	1,077	—	1,291	88	2/26/2014	2013
Hodgenville, KY	(g)	202	783	—	985	49	9/19/2014	2014
Holtville, CA	(g)	317	1,609	—	1,926	121	2/19/2014	2013
Homestead, FL	(g)	575	1,470	—	2,045	42	12/9/2015	2014
Homosassa, FL	(g)	325	1,001	—	1,326	54	12/12/2014	2014
Immokalee, FL	(g)	458	1,248	—	1,706	73	11/4/2014	2014
Indianapolis, IN	(g)	238	1,117	—	1,355	66	11/21/2014	2014
Indio, CA	(g)	393	1,636	—	2,029	108	6/25/2014	2014
Irvington, AL	(g)	217	814	—	1,031	68	12/27/2013	2013
Jacksonville, FL	(g)	134	1,157	—	1,291	65	11/7/2014	2014
Jay, FL	(g)	190	1,002	—	1,192	82	2/25/2014	2013
Jonesboro, GA	(g)	297	1,098	—	1,395	85	2/14/2014	2013
Keller, TX	(g)	749	1,550	—	2,299	111	4/14/2014	2014
Kersey, CO	(g)	238	904	—	1,142	64	5/29/2014	2014
Kiowa, OK	(g)	193	947	—	1,140	59	9/5/2014	2014
Kissimmee, FL	(g)	622	1,226	—	1,848	78	8/27/2014	2014
La Salle, CO	(g)	239	890	—	1,129	51	11/4/2014	2013
LaBelle, FL	(g)	268	1,037	—	1,305	83	2/28/2014	2014
Lake Elsinor, CA	(g)	417	1,682	—	2,099	123	3/3/2014	2013
Lakeland, FL	(g)	353	937	—	1,290	65	6/30/2014	2014
Laredo, TX	(g)	302	1,039	—	1,341	61	10/3/2014	2013
Levelland, TX	(g)	264	952	—	1,216	59	9/30/2014	2014
Little Rock, CA	(g)	499	1,730	—	2,229	85	2/19/2015	2014
Lorain, OH	(g)	320	995	—	1,315	68	6/27/2014	2014
Louisville, KY	(g)	578	919	—	1,497	69	3/26/2014	2013
Louisville, KY	(g)	480	934	—	1,414	64	6/4/2014	2014
Mahanoy City, PA	(g)	209	1,112	—	1,321	54	2/20/2015	2015
Mansfield, TX	(g)	849	1,189	—	2,038	91	2/26/2014	2013

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2016	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Family Dollar (continued):
Melbourne, FL	(g)	$362	$883	$—	$1,245	$68	2/28/2014	2014
Melrose, FL	(g)	124	929	—	1,053	57	9/10/2014	2014
Mertzon, TX	(g)	149	995	—	1,144	66	9/19/2014	2014
Mesa, AZ	(g)	627	1,468	—	2,095	104	3/31/2014	2014
Miami, FL	(g)	584	1,490	—	2,074	70	2/25/2015	2014
Milo, ME	(g)	138	1,122	—	1,260	61	3/19/2015	2014
Monroe, UT	(g)	272	985	—	1,257	58	10/24/2014	2013
Moore Haven, FL	(g)	348	1,016	—	1,364	75	5/29/2014	2014
Moulton, TX	(g)	102	973	—	1,075	80	2/26/2014	2014
Naubinway, MI	(g)	47	1,180	—	1,227	85	2/4/2014	2013
New Ellenton, SC	(g)	160	800	—	960	44	12/12/2014	2014
New Summerfield, TX	(g)	230	851	—	1,081	58	6/6/2014	2014
Nicholasville, KY	(g)	464	826	—	1,290	62	3/26/2014	2013
North Charleston, SC	(g)	386	997	—	1,383	56	11/14/2014	2014
North Hampton, OH	(g)	200	867	—	1,067	46	2/27/2015	2014
Ocoee, FL	(g)	462	1,173	—	1,635	66	11/21/2014	2014
Omaha, NE	(g)	86	1,427	—	1,513	67	3/2/2015	2014
Ordway, CO	(g)	81	993	—	1,074	59	10/30/2014	2014
Oshkosh, WI	(g)	361	815	—	1,176	63	2/25/2014	2013
Ossineke, MI	(g)	85	898	—	983	63	3/14/2014	2014
Palmdale, CA	(g)	372	1,822	—	2,194	85	3/30/2015	2014
Penitas, TX	(g)	182	1,053	—	1,235	79	3/26/2014	2014
Pensacola, FL	(g)	509	791	—	1,300	60	3/27/2014	2014
Pine Lake, GA	(g)	639	897	—	1,536	58	8/26/2014	2014
Pittsfield, ME	(g)	334	1,258	—	1,592	53	8/12/2015	2014
Plainview, NE	(g)	112	774	—	886	57	4/25/2014	2014
Poinciana, FL	(g)	501	1,186	—	1,687	72	9/19/2014	2014
Pojoaque, NM	(g)	545	909	—	1,454	56	8/25/2014	2013
Posen, MI	(g)	101	896	—	997	63	3/14/2014	2014
Preston, MN	(g)	161	1,159	—	1,320	83	6/27/2014	2014
Punta Gorda, FL	(g)	345	1,018	—	1,363	28	12/17/2015	2014
Radium Springs, NM	(g)	129	1,086	—	1,215	83	2/26/2014	2013
Ramah, NM	(g)	217	1,105	—	1,322	79	2/4/2014	2013
Rex, GA	(g)	294	1,393	—	1,687	78	11/7/2014	2014
Richmond, ME	(g)	252	1,026	—	1,278	57	3/25/2015	2014
Riverside, CA	(g)	736	1,558	—	2,294	110	4/4/2014	2014
Robert Lee, TX	(g)	94	904	—	998	70	2/26/2014	2014
Rushford, MN	(g)	163	844	—	1,007	62	6/27/2014	2014
Saginaw, MI	(g)	240	956	—	1,196	57	10/30/2014	2014
San Antonio, TX	(g)	357	966	—	1,323	63	9/30/2014	2014
San Antonio, TX	(g)	421	951	—	1,372	58	11/14/2014	2014
San Jacinto, CA	(g)	430	1,682	—	2,112	108	7/18/2014	2014
Schuyler, NE	(g)	260	708	—	968	51	5/5/2014	2014
Shreveport, LA	(g)	406	978	—	1,384	69	5/29/2014	2014

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2016	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Family Dollar (continued):
Shreveport, LA	(g)	$272	$1,113	$—	$1,385	$73	7/22/2014	2014
Shreveport, LA	(g)	423	1,099	—	1,522	64	10/8/2014	2014
South Paris, ME	(g)	173	1,240	—	1,413	70	2/25/2015	2014
Spring Hill, FL	(g)	278	1,249	—	1,527	34	12/4/2015	2015
Spurger, TX	(g)	86	905	—	991	57	9/18/2014	2014
Statesboro, GA	(g)	347	800	—	1,147	63	2/14/2014	2013
Sterling City, TX	(g)	78	889	—	967	69	2/26/2014	2013
Stockton, CA	(g)	202	1,817	—	2,019	108	9/19/2014	2014
Summerfield, FL	(g)	271	978	—	1,249	53	12/12/2014	2014
Tallahassee, FL	(g)	189	1,212	—	1,401	68	11/21/2014	2014
Taft, CA	(g)	255	1,422	—	1,677	126	8/23/2013	2013
Tampa, FL	(g)	563	737	—	1,300	61	12/18/2013	2013
Tampa, FL	(g)	482	920	—	1,402	75	12/18/2013	2013
Tampa, FL	(g)	568	1,137	—	1,705	77	7/2/2014	2014
Terra Bella, CA	(g)	332	1,394	—	1,726	105	2/19/2014	2013
Topeka, KS	(g)	419	1,327	—	1,746	95	4/17/2014	2014
Tucson, AZ	(g)	399	1,599	—	1,998	82	1/27/2015	2014
Tyler, MN	(g)	73	895	—	968	65	6/27/2014	2014
Tuscaloosa, AL	(g)	534	817	—	1,351	68	12/27/2013	2013
Valdosta, GA	(g)	424	849	—	1,273	66	2/26/2014	2014
Vine Grove, KY	(g)	205	966	—	1,171	49	2/13/2015	2014
Waelder, TX	(g)	136	788	—	924	55	6/4/2014	2014
Waldoboro, ME	(g)	211	1,123	—	1,334	33	1/13/2016	2015
Walker, LA	(g)	294	966	—	1,260	59	9/30/2014	2014
Wayne, OK	(g)	37	937	—	974	65	6/27/2014	2014
Waynesburg, KY	(g)	150	955	—	1,105	56	10/10/2014	2014
Wild Rose, WI	(g)	133	866	—	999	58	6/27/2014	2013
Fargo Plaza:
Fargo, ND	(g)	2,097	4,774	376	7,247	580	5/30/2013	2003
Fleet Pride:
Birmingham, AL	(g)	376	2,607	—	2,983	127	8/3/2015	2014
Flower Foods:
Orlando, FL	(g)	418	387	—	805	23	9/11/2014	2013
Waldorf, MD	(g)	398	1,045	—	1,443	71	9/11/2014	2013
Food 4 Less:
Atwater, CA	(g)	1,383	5,271	—	6,654	469	11/27/2013	2002
Fourth Creek Landing:
Statesville, NC	$5,700	1,375	7,795	—	9,170	1,010	3/26/2013	2012
Fresenius Medical Care:
West Plains, MI	(g)	557	3,097	—	3,654	198	7/2/2014	2014
Fresh Market Center:
Glen Ellyn, IL	4,750	2,767	6,403	48	9,218	411	9/30/2014	2014
Fresh Thyme:
Indianapolis, IN	(g)	1,087	6,019	—	7,106	388	10/31/2014	2014
Northville, MI	(g)	1,598	7,796	—	9,394	226	12/21/2015	2015

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2016	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Fresh Thyme & DSW:
Fort Wayne, IN	$—	$1,740	$4,153	$218	$6,111	$282	9/30/2014	1985
Gabe’s Hobby Lobby:
Harrisonburg, VA	(g)	2,796	7,637	—	10,433	69	9/19/2016	1972
Gander Mountain:
Pensacola, FL	(g)	2,152	3,831	—	5,983	282	4/29/2014	2014
Waukesha, WI	(g)	3,408	12,918	—	16,326	749	9/29/2014	2007
Giant Eagle:
Seven Fields, PA	7,530	1,574	13,659	—	15,233	929	5/7/2014	2005
Gold's Gym:
Corpus Christi, TX	(g)	1,498	6,346	—	7,844	652	3/6/2013	2006
Golden Corral:
Garland, TX	(g)	1,255	2,435	—	3,690	283	9/21/2012	2012
Georgetown, KY	—	1,048	1,452	(1,217)	1,283	19	6/11/2014	2004
Houston, TX	(g)	1,375	2,350	—	3,725	259	12/12/2012	2012
Victoria, TX	(g)	673	2,857	—	3,530	185	6/27/2014	2013
Goodyear:
Pooler, GA	(g)	569	1,484	—	2,053	152	6/18/2013	2008
Hancock Village:
Chesterfield, VA	15,000	8,874	17,287	131	26,292	1,982	5/23/2013	2009
Harbor Town Center:
Manitowoc, WI	9,750	3,568	13,209	—	16,777	709	4/24/2015	2005
Haverty Furniture:
Midland, TX	(g)	709	1,294	—	2,003	176	8/7/2013	2012
HEB Center:
Waxahachie, TX	7,000	3,465	7,952	273	11,690	984	6/27/2012	1997
Hickory Flat Commons:
Canton, GA	9,850	4,482	13,174	22	17,678	1,503	12/18/2012	2008
Hobby Lobby:
Burlington, IA	(g)	629	1,890	—	2,519	74	7/30/2015	1988
Dickson City, PA	—	1,113	7,946	—	9,059	775	6/30/2014	2013
Lewisville, TX	(g)	2,184	8,977	—	11,161	771	11/26/2013	2013
Mooresville, NC	(g)	869	4,249	—	5,118	611	11/30/2012	2012
Home Depot:
Lincoln, NE	(g)	6,339	5,937	—	12,276	193	10/22/2015	1993
North Canton, OH	7,234	2,203	12,012	—	14,215	1,310	12/20/2012	1998
Plainwell, MI	(g)	521	11,905	—	12,426	1,099	5/16/2013	2002
IHOP:
Anderson, IN	(g)	54	1,633	—	1,687	105	6/30/2014	2005
Columbus, OH	(g)	408	1,783	—	2,191	114	6/30/2014	2012
Columbus, OH	(g)	315	1,864	—	2,179	119	6/30/2014	2011
Lancaster, OH	(g)	157	1,497	—	1,654	96	6/30/2014	2009
Rio Rancho, NM	(g)	599	2,314	—	2,913	161	3/28/2014	2011
Richmond, IN	(g)	106	1,428	—	1,534	92	6/30/2014	2007
Inglewood Plaza:
Inglewood, CA	12,700	9,880	14,099	—	23,979	875	9/12/2014	2008

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2016	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Kirklands:
Dothan, AL	(g)	$486	$946	$—	$1,432	$79	8/5/2014	2014
Jonesboro, AR	(g)	696	1,990	—	2,686	205	11/27/2012	2012
Kohl’s:
Cedar Falls, IA	(g)	1,600	5,796	—	7,396	635	12/7/2012	2001
Chartlottesville, VA	$8,745	3,929	12,280	—	16,209	783	7/28/2014	2011
Easton, MD	(g)	2,962	2,661	—	5,623	69	12/2/2015	1992
Hutchinson, KS	(g)	3,290	—	—	3,290	—	10/19/2012	(f)
Kroger:
Shelton, WA	(g)	1,180	11,040	—	12,220	868	4/30/2014	1994
Whitehall, OH	4,066	581	6,628	224	7,433	580	12/16/2013	1994
Kum & Go:
Bentonville, AR	(g)	916	1,864	—	2,780	178	5/3/2013	2011
Conway, AR	(g)	510	2,577	—	3,087	166	6/13/2014	2014
Fairfield, IA	(g)	422	1,913	—	2,335	183	5/3/2013	2011
Mount Vernon, MO	(g)	708	1,756	—	2,464	168	5/3/2013	2010
Urbandale, IA	(g)	722	1,658	—	2,380	160	5/3/2013	2010
L.A. Fitness:
Bloomfield Township, MI	(g)	2,287	10,075	—	12,362	1,005	6/21/2013	2008
Columbus, OH	(g)	1,013	6,734	—	7,747	317	4/29/2015	2014
Garland, TX	(g)	2,005	6,861	—	8,866	547	12/20/2013	2013
Houston, TX	(g)	5,764	5,994	—	11,758	524	9/30/2013	2013
Mesa, AZ	(g)	1,353	7,730	20	9,103	787	5/8/2013	2010
New Lenox, IL	(g)	1,965	6,257	—	8,222	170	12/21/2015	2015
Ocoee, FL	(g)	1,173	6,876	—	8,049	644	8/8/2013	2008
Riverside, CA	(g)	2,557	9,951	—	12,508	904	8/2/2013	2010
Lafayette Pavilions:
Lafayette, IN	(g)	7,632	42,497	165	50,294	2,636	2/6/2015	2006
Logan’s Roadhouse:
Bristol, VA	(g)	991	2,560	—	3,551	282	1/29/2013	2001
Fort Wayne, IN	(g)	868	2,698	—	3,566	188	3/28/2014	2002
Lancaster, TX	(g)	1,203	1,620	—	2,823	185	10/23/2012	2011
Martinsburg, WV	(g)	925	2,183	—	3,108	178	10/29/2013	2010
Opelika, AL	(g)	836	1,508	—	2,344	174	10/23/2012	2005
Sanford, FL	(g)	1,031	1,807	—	2,838	207	10/23/2012	1999
Troy, OH	(g)	992	1,577	(1,383)	1,186	4	10/23/2012	2011
Lord Salisbury Center:
Salisbury, MD	(g)	6,949	12,179	—	19,128	414	3/11/2016	2005
Lowe’s:
Adrian, MI	(g)	2,604	5,036	—	7,640	573	9/27/2013	1996
Alpharetta, GA	12,300	7,979	9,630	403	18,012	455	5/29/2015	1998
Asheboro, NC	(g)	1,098	6,722	—	7,820	461	6/23/2014	1994
Cincinnati, OH	(g)	14,092	—	—	14,092	—	2/10/2014	2001
Columbia, SC	5,964	3,943	6,353	750	11,046	649	9/12/2013	1994
Covington, LA	5,648	10,233	—	—	10,233	—	8/20/2014	2002

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2016	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Lowe’s (continued):
Hilliard, OH	$7,859	$5,474	$6,288	$—	$11,762	$277	8/5/2015	1994
Lilburn, GA	12,500	8,817	9,380	385	18,582	441	5/29/2015	1999
Mansfield, OH	(g)	873	8,256	—	9,129	578	6/12/2014	1992
Marietta, GA	11,000	7,471	8,404	392	16,267	400	5/29/2015	1997
Oxford, AL	(g)	1,668	7,622	369	9,659	844	6/28/2013	1999
Tuscaloosa, AL	(g)	4,908	4,786	18	9,712	439	10/29/2013	1993
Woodstock, GA	11,200	7,316	8,879	392	16,587	422	5/29/2015	1997
Zanesville, OH	(g)	2,161	8,375	282	10,818	693	12/11/2013	1995
Market Heights Shopping Center:
Harker Heights, TX	47,000	12,888	64,105	364	77,357	6,322	11/25/2013	2012
Marketplace at the Lakes:
West Covina, CA	11,300	10,020	8,664	—	18,684	1,495	9/30/2013	1994
Matteson Center:
Matteson, IL	—	1,243	17,427	420	19,090	1,802	11/22/2013	2003
Mattress Firm:
Appleton, WI	(g)	895	1,026	—	1,921	35	11/18/2015	2015
Ashtabula, OH	—	301	1,965	—	2,266	45	3/23/2016	2015
Augusta, ME	(g)	723	1,354	—	2,077	110	5/30/2014	2013
Brunswick, GA	(g)	343	1,040	—	1,383	99	8/29/2013	2012
Cincinnati, OH	(g)	323	966	—	1,289	64	7/17/2014	2013
Danville, VA	(g)	274	1,514	—	1,788	110	4/29/2014	2014
Huber Heights, OH	(g)	854	903	—	1,757	62	6/20/2014	2014
Jonesboro, AR	(g)	729	1,194	—	1,923	171	10/5/2012	2012
Lakeland, FL	(g)	259	1,107	—	1,366	79	7/16/2014	2014
Martinsville, VA	(g)	259	1,510	—	1,769	60	9/17/2015	2014
Middletown, OH	(g)	142	1,384	—	1,526	52	8/6/2015	2015
Nampa, ID	(g)	449	2,213	—	2,662	162	3/31/2014	1972
New Bern, NC	(g)	340	1,436	—	1,776	87	9/25/2014	2014
Pineville, NC	(g)	1,557	1,198	—	2,755	153	10/29/2012	2012
Port Charlotte, FL	(g)	382	1,211	—	1,593	78	8/1/2014	2014
Thomasville, GA	(g)	694	1,469	—	2,163	40	12/18/2015	2015
Mattress Firm & Aspen Dental:
Vienna, WV	—	774	2,466	—	3,240	190	9/15/2014	2014
Mattress Firm & Five Guys:
Muskegon, MI	(g)	813	1,766	—	2,579	112	8/29/2014	2014
McAlister’s Deli:
Lawton, OK	(g)	805	1,057	—	1,862	77	5/1/2014	2013
Port Arthur, TX	(g)	379	1,146	—	1,525	96	3/27/2014	2007
Melody Mountain:
Ashland, KY	7,376	1,286	9,879	—	11,165	342	9/1/2015	2013
Men’s Wearhouse:
Ft. Wayne, IN	(g)	421	2,125	—	2,546	24	8/19/2016	2005

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2016	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Merchants Tire & Auto:
Wake Forest, NC	(g)	$782	$1,730	$—	$2,512	$59	9/1/2015	2005
Michael’s:
Bowling Green, KY	(g)	587	1,992	—	2,579	254	11/20/2012	2012
Morganton Heights:
Morganton, NC	$22,800	7,032	29,763	—	36,795	2,056	4/29/2015	2013
National Tire & Battery:
Cedar Hill, TX	(g)	469	1,951	—	2,420	202	12/18/2012	2006
Cypress, TX	(g)	910	2,224	—	3,134	81	9/1/2015	2005
Flower Mound, TX	(g)	779	2,449	—	3,228	86	9/1/2015	2005
Fort Worth, TX	(g)	936	1,234	—	2,170	111	8/23/2013	2005
Fort Worth, TX	—	730	2,309	—	3,039	81	9/1/2015	2005
Frisco, TX	(g)	844	1,608	—	2,452	143	8/23/2013	2007
Montgomery, IL	(g)	516	2,494	—	3,010	257	1/15/2013	2007
North Richland Hills, TX	(g)	513	2,579	—	3,092	93	9/1/2015	2005
Pasadena, TX	(g)	908	2,307	—	3,215	84	9/1/2015	2005
Pearland, TX	(g)	1,016	2,040	—	3,056	73	9/1/2015	2005
Plano, TX	(g)	1,292	2,197	—	3,489	78	9/2/2015	2005
Tomball, TX	(g)	838	2,229	—	3,067	79	9/2/2015	2005
Native Wings:
San Antonio, TX	(g)	821	2,682	—	3,503	172	8/4/2014	2014
Natural Grocers:
Denton, TX	(g)	1,326	3,134	—	4,460	288	7/24/2013	2012
Idaho Falls, ID	(g)	833	2,316	—	3,149	177	2/14/2014	2013
Lubbock, TX	(g)	1,093	3,621	—	4,714	346	4/22/2013	2013
Nordstrom Rack:
Tampa, FL	6,880	3,371	6,402	—	9,773	939	4/16/2012	2010
North Logan Commons:
Loganville, GA	—	4,535	11,826	—	16,361	145	9/22/2016	2009
Northwest Plaza:
Tampa, FL	—	1,816	4,834	254	6,904	206	8/20/2015	1994
O’Reilly Auto Parts:
Brownfield, TX	(g)	22	835	—	857	103	5/8/2012	2012
Clayton, GA	(g)	501	945	—	1,446	23	1/29/2016	2015
Columbus, TX	(g)	260	757	—	1,017	89	5/8/2012	2011
Lamesa, TX	(g)	64	608	—	672	32	12/10/2014	2006
Stanley, ND	(g)	323	662	—	985	40	8/8/2014	2014
Owensboro Towne Center:
Owensboro, KY	14,027	3,807	16,259	168	20,234	433	1/12/2016	1996
Park Place:
Enterprise, AL	6,505	931	8,595	—	9,526	756	8/30/2013	2012
Parkway Centre South:
Grove City, OH	14,250	7,027	18,223	—	25,250	292	7/15/2016	2005

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2016	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Pecanland Plaza:
Monroe, LA	(g)	$2,206	$18,957	$—	$21,163	$657	10/13/2015	2008
Pep Boys:
Clermont, FL	(g)	799	1,993	—	2,792	193	6/26/2013	2013
Oviedo, FL	(g)	669	2,172	—	2,841	192	10/4/2013	2013
PetSmart:
Baton Rouge, LA	$2,509	651	2,968	113	3,732	384	10/11/2012	1999
Commerce Township, MI	(g)	539	1,960	—	2,499	252	3/28/2013	1996
East Peoria, IL	(g)	997	3,345	—	4,342	193	11/7/2014	2007
Eden Prairie, MN	(g)	1,279	2,030	—	3,309	188	10/1/2013	2007
Edmond, OK	(g)	816	3,266	—	4,082	344	1/23/2013	1998
North Fayette Township, PA	(g)	1,615	1,503	—	3,118	162	6/7/2013	1997
Overland Park, KS	(g)	2,025	2,181	—	4,206	191	10/1/2013	1996
Taylor, MI	(g)	331	2,438	—	2,769	292	6/7/2013	1997
Tucson, AZ	(g)	1,114	2,771	98	3,983	280	11/8/2013	2000
Wilkesboro, NC	(g)	447	1,710	—	2,157	217	4/13/2012	2011
PetSmart/Old Navy:
Reynoldsburg, OH	3,658	1,295	4,077	—	5,372	493	12/14/2012	2012
Pick ’n Save:
Pewaukee, WI	(g)	1,323	6,761	—	8,084	485	8/13/2014	1999
Sheboygan, WI	(g)	2,003	10,695	—	12,698	1,212	9/6/2012	2012
South Milwaukee, WI	(g)	1,126	5,706	—	6,832	463	11/6/2013	2005
Plainfield Plaza:
Plainfield, IL	(g)	3,167	14,788	—	17,955	450	12/3/2015	2002
Plaza San Mateo:
Albuquerque, NM	6,950	2,867	11,582	—	14,449	823	5/2/2014	2014
Popeyes:
Independence, MO	(g)	333	680	—	1,013	45	6/27/2014	2005
Poplar Springs Plaza:
Duncan, SC	5,000	1,862	5,277	149	7,288	585	5/24/2013	1995
Price Chopper:
Gardner, MA	(g)	858	12,171	—	13,029	719	9/26/2014	2012
Quick Chek:
Kingston, NY	(g)	831	5,783	—	6,614	536	5/31/2013	2008
Lake Katrine, NY	(g)	1,507	4,569	—	6,076	414	5/31/2013	2008
Middletown, NY	(g)	1,335	5,732	—	7,067	531	5/31/2013	2008
Middletown, NY	(g)	1,297	5,963	—	7,260	552	5/31/2013	2009
Middletown, NY	(g)	1,437	4,656	—	6,093	434	5/31/2013	2007
Sagerties, NY	(g)	1,242	5,372	—	6,614	499	5/31/2013	2009
Raising Cane’s:
Beaumont, TX	(g)	839	1,288	—	2,127	85	7/31/2014	2013
Phoenix, AZ	(g)	761	1,972	—	2,733	138	3/28/2014	2011
Wichita Falls, TX	(g)	426	1,947	—	2,373	134	4/30/2014	2013
Regent Towne Center:
Fort Mill, SC	(g)	1,455	5,063	61	6,579	547	6/13/2013	2007

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2016	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Rite Aid:
Columbia, SC	(g)	$854	$2,281	$—	$3,135	$187	12/3/2013	2008
Jenison, MI	(g)	438	1,491	—	1,929	107	6/23/2014	1996
Rocky River Promenade:
Mooresville, NC	$3,989	2,446	3,159	—	5,605	208	8/18/2014	2008
Rolling Acres Plaza:
Lady Lake, FL	21,930	7,540	26,839	—	34,379	220	9/1/2016	2005
Ross:
Fort Worth, TX	(g)	1,273	3,157	—	4,430	377	10/4/2012	1977
Rushmore Crossing:
Rapid City, SD	23,992	7,066	33,019	105	40,190	3,420	1/2/2014	2012
Rapid City, SD	—	883	4,128	—	5,011	466	1/2/2014	2012
Sherwin-Williams:
Macon, GA	(g)	59	659	—	718	29	4/16/2015	2015
Shippensburg Market Place:
Shippensburg, PA	(g)	1,917	9,263	—	11,180	593	9/18/2014	2002
Shopko:
Ballard, UT	(g)	334	2,865	—	3,199	61	3/4/2016	2015
Broken Bow, NE	(g)	244	1,733	—	1,977	129	6/19/2014	2007
Cherokee, IA	(g)	217	3,326	—	3,543	90	12/23/2015	2015
Cokato, MN	(g)	358	3,229	—	3,587	95	12/23/2015	2015
Valentine, NE	(g)	395	3,549	—	3,944	266	6/30/2014	2014
Webster City, IA	(g)	656	2,868	—	3,524	66	2/17/2016	2015
Shoppes at Lake Andrew:
Melbourne, FL	(g)	3,924	16,840	15	20,779	1,566	12/31/2013	2003
Shoppes at Stroud:
Stroud Township, PA	(g)	3,754	22,614	32	26,400	1,481	10/29/2014	2007
Sleepy’s:
Burlington, NC	(g)	393	1,648	—	2,041	75	3/31/2015	2014
Joliet, IL	(g)	287	1,552	—	1,839	74	2/27/2015	2014
Southwest Plaza:
Springfield, IL	(g)	2,992	48,935	7	51,934	3,686	9/18/2014	2003
Spinx:
Simpsonville, SC	(g)	591	969	—	1,560	97	1/24/2013	2012
Springfield Commons:
Springfield, OH	11,250	3,745	15,049	106	18,900	739	5/6/2015	1995
Sprouts:
Bixby, OK	(g)	1,320	7,117	—	8,437	634	7/26/2013	2013
Staples:
Plainfield, IN	(g)	400	2,099	—	2,499	107	2/26/2015	2014
Stoneridge Village:
Jefferson City, MO	6,500	1,830	9,351	—	11,181	744	6/30/2014	2012
Stop & Shop:
Brockton, MA	11,241	4,259	13,285	—	17,544	627	7/27/2015	2003

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2016	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Stripes:
Brownsville, TX	(g)	$210	$2,386	$—	$2,596	$306	8/30/2012	2007
Brownwood, TX	(g)	484	3,086	—	3,570	381	8/30/2012	2005
McAllen, TX	(g)	604	1,909	—	2,513	284	8/30/2012	2007
Midland, TX	(g)	620	5,551	—	6,171	634	8/30/2012	2002
Mission, TX	(g)	215	2,170	—	2,385	279	8/30/2012	2006
Odessa, TX	(g)	569	4,940	—	5,509	561	8/30/2012	1998
Summerfield Crossing:
Riverview, FL	$7,310	6,130	6,753	—	12,883	653	7/12/2013	2013
Sunbelt Rentals:
Canton, OH	(g)	147	1,679	—	1,826	184	10/24/2013	2013
Houston, TX	(g)	535	1,664	—	2,199	118	3/31/2014	2000
Sunoco:
Cocoa, FL	(g)	625	1,062	—	1,687	99	4/12/2013	1987
Mangonia Park, FL	(g)	689	600	—	1,289	56	4/12/2013	1999
Merritt Island, FL	(g)	610	1,123	—	1,733	105	4/12/2013	1986
Palm Beach Gardens, FL	(g)	1,050	2,667	—	3,717	248	4/12/2013	2009
Palm City, FL	(g)	667	1,698	—	2,365	158	4/12/2013	2011
Palm Springs, FL	(g)	580	1,907	—	2,487	177	4/12/2013	2011
Sebastian, FL	(g)	490	2,128	—	2,618	198	4/12/2013	2009
Titusville, FL	(g)	626	2,534	—	3,160	236	4/12/2013	2009
West Palm Beach, FL	(g)	637	443	—	1,080	42	4/12/2013	1977
Sunoco Center:
Titusville, FL	—	799	587	—	1,386	57	4/12/2013	1986
Sutters Creek:
Rocky Mount, NC	—	1,458	2,616	154	4,228	249	1/31/2014	2012
Sweet Tomatoes:
Overland Park, KS	—	806	3,600	(2,717)	1,689	—	3/28/2014	2001
St. Louis, MO	—	1,254	3,354	(3,006)	1,602	—	3/28/2014	1988
Target Center:
Columbia, SC	5,450	3,234	7,297	—	10,531	558	3/31/2014	2012
Terrell Mill Village:
Marietta, GA	7,500	3,079	11,185	—	14,264	971	1/31/2014	2012
TGI Friday’s:
Chesapeake, VA	(g)	1,217	1,388	—	2,605	94	6/27/2014	2003
Wilmington, DE	(g)	1,685	969	—	2,654	67	6/27/2014	1991
The Center at Hobbs Brook:
Sturbridge, MA	21,500	11,241	29,152	794	41,187	541	6/29/2016	1999
The Market at Clifty Crossing:
Columbus, IN	(g)	2,669	16,308	—	18,977	1,871	10/31/2014	1989
The Market at Polaris:
Columbus, OH	(g)	11,828	41,702	302	53,832	3,596	12/6/2013	2005
The Marquis:
Williamsburg, VA	8,556	2,615	11,406	—	14,021	1,350	9/21/2012	2007
The Plant:
San Jose, CA	123,000	67,596	108,203	374	176,173	12,170	4/15/2013	2008

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2016	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
The Ridge at Turtle Creek:
Hattiesburg, MS	$9,900	$2,749	$12,434	$—	$15,183	$629	2/27/2015	2011
Tilted Kilt:
Killeen, TX	(g)	1,378	1,508	—	2,886	96	7/29/2014	2010
Tire Kingdom:
Bluffton, SC	(g)	645	1,688	—	2,333	57	9/1/2015	2005
Summerville, SC	(g)	1,208	1,233	—	2,441	43	9/1/2015	2005
Tarpon Springs, FL	(g)	427	1,458	—	1,885	155	11/30/2012	2003
Tire Kingdom & Starbucks:
Mount Pleasant, SC	2,400	1,291	3,149	—	4,440	108	9/1/2015	2005
TJ Maxx/Dollar Tree:
Oxford, OH	(g)	641	2,673	—	3,314	332	5/20/2013	2013
Tractor Supply:
Ashland, VA	(g)	500	2,696	—	3,196	224	11/22/2013	2013
Augusta, KS	(g)	407	2,315	—	2,722	183	1/10/2014	2013
Cambridge, MN	(g)	807	1,272	—	2,079	181	5/14/2012	2012
Canon City, CO	(g)	597	2,527	—	3,124	261	11/30/2012	2012
Fortuna, CA	(g)	568	3,819	—	4,387	262	6/27/2014	2014
Lumberton, NC	(g)	611	2,007	—	2,618	208	5/24/2013	2013
Marion, IN	(g)	1,536	1,099	—	2,635	92	2/19/2014	2004
Monticello, FL	(g)	448	1,916	—	2,364	195	6/20/2013	2013
Newnan, GA	(g)	1,182	1,950	—	3,132	219	11/6/2012	2009
Petersburg, VA	(g)	514	2,439	—	2,953	208	10/7/2013	2013
South Hill, VA	(g)	630	2,179	—	2,809	209	6/24/2013	2011
Spencer, WV	1,659	455	2,188	—	2,643	258	11/20/2012	2012
Stuttgart, AR	1,543	47	2,519	—	2,566	247	4/5/2013	2013
Weaverville, NC	(g)	867	3,138	—	4,005	282	9/13/2013	2006
Woodward, OK	(g)	446	1,973	—	2,419	176	11/19/2013	2013
Trader Joe’s:
Asheville, NC	(g)	2,770	3,766	—	6,536	331	10/22/2013	2013
Columbia, SC	(g)	2,308	2,597	—	4,905	289	3/28/2013	2012
Wilmington, NC	(g)	2,016	2,519	—	4,535	296	6/27/2013	2012
Turfway Crossing:
Florence, KY	8,480	2,261	10,323	—	12,584	867	5/27/2014	2002
Ulta Salon:
Albany, GA	(g)	441	1,757	—	2,198	124	5/8/2014	2013
Greeley, CO	(g)	596	2,035	—	2,631	97	3/31/2015	2014
United Oil:
Alhambra, CA	2,032	3,026	751	—	3,777	43	9/30/2014	2005
Bellflower, CA	755	1,312	576	—	1,888	33	9/30/2014	1999
Bellflower, CA	(g)	1,246	788	—	2,034	46	9/30/2014	2001
Brea, CA	(g)	2,393	658	—	3,051	38	9/30/2014	1984
Burbank, CA	2,193	3,474	594	—	4,068	34	9/30/2014	2000
Burbank, CA	1,484	1,750	574	—	2,324	33	9/30/2014	1998
Chino, CA	1,167	1,449	730	—	2,179	42	9/30/2014	1984
Compton, CA	805	992	460	—	1,452	26	9/30/2014	2002

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2016	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
United Oil (continued):
El Cajon, CA	(g)	$1,533	$568	$—	$2,101	$33	9/30/2014	2008
El Cajon, CA	(g)	1,225	368	—	1,593	21	9/30/2014	2000
El Monte, CA	(g)	766	510	—	1,276	29	9/30/2014	1994
Escondido, CA	$1,107	678	470	—	1,148	27	9/30/2014	1984
Escondido, CA	(g)	3,514	1,062	—	4,576	61	9/30/2014	2002
Fountain Valley, CA	1,459	1,809	806	—	2,615	46	9/30/2014	1999
Glendale, CA	(g)	4,871	795	—	5,666	46	9/30/2014	1999
Inglewood, CA	(g)	1,809	878	—	2,687	51	9/30/2014	1997
La Habra, CA	(g)	1,971	571	—	2,542	33	9/30/2014	2000
Lawndale, CA	(g)	1,462	862	—	2,324	50	9/30/2014	2001
Long Beach, CA	1,061	974	772	—	1,746	44	9/30/2014	2003
Long Beach, CA	(g)	2,778	883	—	3,661	51	9/30/2014	1972
Long Beach, CA	1,288	1,972	643	—	2,615	37	9/30/2014	2004
Los Angeles, CA	(g)	2,334	717	—	3,051	41	9/30/2014	2002
Los Angeles, CA	(g)	3,552	1,242	—	4,794	71	9/30/2014	2002
Los Angeles, CA	(g)	2,745	669	—	3,414	38	9/30/2014	1998
Los Angeles, CA	2,923	3,823	825	—	4,648	48	9/30/2014	1997
Los Angeles, CA	(g)	3,930	428	—	4,358	25	9/30/2014	2005
Los Angeles, CA	1,590	1,710	905	—	2,615	52	9/30/2014	2002
Los Angeles, CA	(g)	1,927	1,484	—	3,411	85	9/30/2014	2007
Los Angeles, CA	(g)	2,182	701	—	2,883	40	9/30/2014	1964
Lynwood, CA	1,640	2,386	737	—	3,123	42	9/30/2014	2002
Menifee, CA	2,284	2,853	924	—	3,777	53	9/30/2014	1995
Monrovia, CA	1,660	2,365	686	—	3,051	40	9/30/2014	1996
Norco, CA	(g)	1,852	1,489	—	3,341	86	9/30/2014	1995
Norco, CA	1,424	1,869	891	—	2,760	51	9/30/2014	2005
North Hollywood, CA	2,998	4,663	858	—	5,521	49	9/30/2014	1999
Oceanside, CA	2,264	2,163	1,248	—	3,411	72	9/30/2014	2011
Paramount, CA	664	1,301	1,024	—	2,325	59	9/30/2014	1996
Pomona, CA	1,273	1,740	730	—	2,470	42	9/30/2014	1997
Poway, CA	(g)	3,072	705	—	3,777	41	9/30/2014	1960
San Diego, CA	(g)	2,977	1,448	—	4,425	83	9/30/2014	1984
San Diego, CA	(g)	1,877	883	—	2,760	51	9/30/2014	2006
San Diego, CA	3,038	1,215	841	—	2,056	48	9/30/2014	2010
San Diego, CA	(g)	1,824	382	—	2,206	22	9/30/2014	2006
San Pedro, CA	1,655	2,086	675	—	2,761	39	9/30/2014	2000
Santa Clarita, CA	(g)	4,787	733	—	5,520	42	9/30/2014	2001
Sun City, CA	(g)	1,136	1,421	—	2,557	82	9/30/2014	1984
Valley Center, CA	2,284	2,680	1,606	—	4,286	92	9/30/2014	2009
Van Nuys, CA	2,284	2,439	902	—	3,341	52	9/30/2014	2005
Van Nuys, CA	1,152	1,786	684	—	2,470	39	9/30/2014	1999
Van Nuys, CA	2,681	3,980	741	—	4,721	43	9/30/2014	2002
Vista, CA	(g)	2,063	334	—	2,397	19	9/30/2014	1986
Vista, CA	(g)	2,028	418	—	2,446	24	9/30/2014	2010
Whittier, CA	(g)	1,629	985	—	2,614	57	9/30/2014	1997
Wilmington, CA	1,680	1,615	1,145	—	2,760	66	9/30/2014	2002
Woodland Hills, CA	3,159	4,946	647	—	5,593	37	9/30/2014	2003

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2016	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
University Marketplace:
Marion, IN	$4,050	$850	$6,722	$121	$7,693	$874	3/22/2013	2012
Ventura Place:
Albuquerque, NM	(g)	5,203	7,998	72	13,273	448	4/29/2015	2008
Village at Hereford Farms:
Grovetown, GA	4,250	1,222	5,912	—	7,134	373	9/26/2014	2009
Waite Park Center:
Waite Park, MN	—	2,576	15,484	—	18,060	18	12/29/2016	1992
Wal-Mart:
Anderson, SC	(g)	2,424	9,719	—	12,143	275	11/5/2015	2015
Florence, SC	(g)	2,013	9,225	—	11,238	259	11/5/2015	2015
Perry, GA	7,095	2,270	11,053	—	13,323	1,110	6/4/2013	1999
Summerville, SC	4,300	2,410	2,098	—	4,508	76	9/18/2015	2015
Tallahassee, FL	8,157	14,823	—	—	14,823	—	12/11/2012	2008
York, SC	(g)	1,913	11,410	—	13,323	1,139	6/4/2013	1998
Walgreens:
Andover, KS	(g)	630	3,057	—	3,687	289	10/18/2013	2001
Arkadelphia, AR	4,225	787	4,626	—	5,413	249	11/26/2014	2007
Austintown, OH	(g)	637	4,173	—	4,810	356	8/19/2013	2002
Bartlett, TN	4,150	1,086	4,321	—	5,407	244	11/26/2014	1997
Bartlett, TN	4,150	799	4,608	—	5,407	259	11/26/2014	2002
Birmingham, AL	(g)	985	4,938	—	5,923	466	4/9/2013	2012
Birmingham, AL	4,300	738	4,844	—	5,582	272	11/26/2014	2000
Blair, NE	2,466	335	3,544	—	3,879	423	4/18/2012	2008
Chicopee, MA	3,894	2,094	4,945	—	7,039	275	10/23/2014	2008
Colerain Township, OH	4,200	1,991	3,470	—	5,461	190	11/26/2014	1998
Connelly Springs, NC	(g)	1,349	3,628	—	4,977	317	8/27/2013	2012
Cullman, AL	3,542	1,292	3,779	—	5,071	378	2/22/2013	2012
Danville, VA	(g)	989	4,547	—	5,536	492	12/24/2012	2012
Dearborn Heights, MI	(g)	2,236	3,411	—	5,647	305	7/9/2013	2008
Decatur, AL	3,625	631	4,161	—	4,792	234	11/26/2014	2004
Dyersburg, TN	(g)	555	4,088	—	4,643	268	6/30/2014	2011
East Chicago, IN	(g)	331	5,242	—	5,573	312	8/8/2014	2005
Enterprise, AL	3,575	839	3,844	—	4,683	217	11/26/2014	2004
Evansville, IN	4,040	812	4,439	—	5,251	251	11/26/2014	2001
Florence, KY	4,125	1,086	4,206	—	5,292	230	11/26/2014	2005
Forrest City, AR	4,825	643	5,287	—	5,930	297	11/26/2014	2007
Fort Madison, IA	(g)	514	3,723	—	4,237	316	9/20/2013	2008
Franklin, TN	4,200	1,457	4,075	—	5,532	230	11/26/2014	2000
Fraser, MI	(g)	518	4,525	—	5,043	309	5/19/2014	2004
Hickory, NC	(g)	1,100	4,241	—	5,341	427	2/28/2013	2009
Hobart, IN	3,875	594	4,526	—	5,120	254	11/26/2014	1998
Huntsville, AL	3,273	1,931	2,457	—	4,388	258	3/15/2013	2001
Kannapolis, NC	3,966	1,480	5,031	—	6,511	459	6/12/2013	2012

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2016	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Walgreens (continued):
Knoxville, TN	$3,725	$1,139	$3,750	$—	$4,889	$211	11/26/2014	1997
Las Vegas, NV	(g)	2,325	3,262	67	5,654	280	9/26/2013	1999
Lawton, OK	(g)	860	2,539	—	3,399	228	7/3/2013	1998
Little Rock, AR	(g)	548	4,676	—	5,224	298	6/30/2014	2011
Little Rock, AR	4,100	1,115	4,248	—	5,363	239	11/26/2014	2001
Lubbock, TX	(g)	565	3,257	—	3,822	350	10/11/2012	2000
Lubbock, TX	(g)	531	2,951	—	3,482	314	10/11/2012	1998
Malvern, AR	4,165	1,007	4,325	—	5,332	233	11/26/2014	2006
Memphis, TN	3,775	776	4,166	—	4,942	234	11/26/2014	1999
Metropolis, IL	(g)	284	4,991	—	5,275	297	8/8/2014	2009
Michigan City, IN	3,200	567	3,615	—	4,182	207	11/26/2014	1999
Mobile, AL	(g)	1,603	3,161	—	4,764	259	11/7/2013	2013
Mount Washington, KY	4,125	545	4,825	—	5,370	271	11/26/2014	2005
Oakland, TN	3,750	689	4,226	—	4,915	236	11/26/2014	2005
Oklahoma City, OK	3,950	1,356	3,869	—	5,225	223	11/26/2014	1996
Olathe, KS	4,230	1,266	4,047	—	5,313	227	11/26/2014	1997
Phoenix, AZ	(g)	2,216	1,830	—	4,046	187	3/22/2013	2001
Pine Bluff, AR	(g)	248	5,229	—	5,477	443	9/17/2013	2012
Ralston, NE	4,265	967	4,620	—	5,587	259	11/26/2014	1999
River Falls, WI	5,200	634	5,137	—	5,771	286	11/26/2014	2007
Sacramento, CA	(g)	324	2,669	—	2,993	178	6/30/2014	2008
Sioux Falls, SD	3,625	1,138	3,784	—	4,922	214	11/26/2014	2007
Springdale, AR	(g)	1,172	4,509	—	5,681	369	10/7/2013	2012
Springfield, IL	(g)	830	3,619	—	4,449	431	5/14/2012	2007
St. Charles, MO	4,600	1,644	4,364	—	6,008	246	11/26/2014	1994
St. Louis, MO	4,600	1,432	4,556	—	5,988	257	11/26/2014	1999
St. Louis, MO	4,790	1,414	4,622	—	6,036	260	11/26/2014	1999
Suffolk, VA	(g)	1,261	3,461	—	4,722	433	5/14/2012	2007
Sun City, AZ	(g)	837	2,484	—	3,321	175	5/6/2014	2000
Tarboro, NC	(g)	755	3,634	—	4,389	221	8/22/2014	2014
Toledo, OH	4,325	1,993	3,445	—	5,438	197	11/26/2014	2001
Troy, OH	(g)	547	4,076	—	4,623	252	7/28/2014	2002
Tulsa, OK	3,350	1,078	3,453	—	4,531	196	11/26/2014	1993
Walgreens/KeyBank:
Newburgh, NY	5,000	3,280	5,441	—	8,721	448	9/16/2013	2010
Wallace Commons:
Salisbury, NC	7,590	3,265	8,058	—	11,323	863	12/21/2012	2009
Wallace Commons II:
Salisbury, NC	6,012	2,231	8,479	—	10,710	685	2/28/2014	2013
Warrenton Highlands:
Warrenton, OR	(g)	2,139	5,774	138	8,051	690	5/29/2013	2011
Waterford South Park:
Clarksville, IN	7,200	2,946	8,564	45	11,555	1,033	4/12/2013	2006
Wawa:
Cape May, NJ	(g)	1,576	5,790	—	7,366	655	8/29/2012	2005
Galloway, NJ	(g)	1,724	6,105	—	7,829	690	8/29/2012	2005

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2016	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Wendy's:
Grafton, VA	(g)	$539	$894	$—	$1,433	$59	6/27/2014	1985
Westminster, CO	(g)	596	1,108	—	1,704	73	6/27/2014	1986
West Marine:
Panama City, FL	(g)	676	2,219	—	2,895	119	4/24/2015	2014
Pensacola, FL	(g)	1,107	3,398	—	4,505	190	2/27/2015	2015
Western Refining, Inc:
Benson, AZ	$566	186	510	—	696	25	1/16/2015	1990
Bisbee, AZ	399	89	137	—	226	14	1/16/2015	1970
Coolidge, AZ	472	578	283	—	861	25	1/16/2015	1997
Douglas, AZ	913	136	1,080	—	1,216	53	1/16/2015	1985
Douglas, AZ	718	89	385	—	474	27	1/16/2015	1997
Florence, AZ	446	363	338	—	701	21	1/16/2015	1999
Globe, AZ	1,264	572	311	—	883	29	1/16/2015	1994
Hereford, AZ	1,531	303	879	—	1,182	46	1/16/2015	2013
Marana, AZ	1,458	389	493	—	882	28	1/16/2015	2008
Pearce, AZ	750	116	380	—	496	24	1/16/2015	1985
Pima, AZ	1,196	372	362	—	734	26	1/16/2015	1994
Safford, AZ	1,054	77	281	—	358	14	1/16/2015	1989
Safford, AZ	1,169	204	299	—	503	19	1/16/2015	1996
Safford, AZ	1,280	107	408	—	515	20	1/16/2015	1989
Sierra Vista, AZ	488	87	723	—	810	40	1/16/2015	1977
Thatcher, AZ	1,180	140	561	—	701	32	1/16/2015	2004
Tucson, AZ	524	569	453	—	1,022	27	1/16/2015	1997
Tucson, AZ	603	473	388	—	861	30	1/16/2015	1995
Tucson, AZ	582	263	170	—	433	13	1/16/2015	1986
Tucson, AZ	666	770	332	—	1,102	21	1/16/2015	2002
Tucson, AZ	571	333	167	—	500	8	1/16/2015	1982
Tucson, AZ	1,190	397	542	—	939	30	1/16/2015	1986
Tucson, AZ	523	525	606	—	1,131	34	1/16/2015	2002
Winkelman, AZ	953	287	403	—	690	25	1/16/2015	1999
Westover Market:
San Antonio, TX	6,200	2,705	7,959	—	10,664	832	7/10/2013	2013
Whole Foods Center:
Fort Collins, CO	12,500	2,664	17,166	—	19,830	1,119	9/30/2014	2004
Winn-Dixie:
Baton Rouge, LA	(g)	1,782	3,776	—	5,558	247	6/27/2014	2000
Walker, LA	—	900	3,909	—	4,809	256	6/27/2014	1999
Woods Supermarket:
Sunrise Beach, MO	(g)	1,044	5,005	—	6,049	425	9/13/2013	2013
	$1,218,122	$1,157,916	$3,133,832	$78,881	$4,370,629	$245,425

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

____________________________________
(a) As of December 31, 2016, the Company owned 805 retail properties, 72 anchored shopping centers and five industrial and distribution properties.
(b) The aggregate cost for federal income tax purposes was $4.9 billion.
(c) The following is a reconciliation of total real estate carrying value for the years ended December 31 (in thousands):

	2016	2015	2014
Balance, beginning of period	$4,185,605	$3,590,939	$1,960,708
Additions
Acquisitions	198,176	532,454	1,613,201
JV Purchased	16,361	—	—
Improvements	3,827	64,458	18,967
Adjustment to basis	962	—	—
Total additions	$219,326	$596,912	$1,632,168
Less: Deductions
Cost of real estate sold	27,144	1,086	1,937
Adjustment to basis	51	—	—
Other (including provisions for impairment of real estate assets)	7,107	1,160	—
Total deductions	34,302	2,246	1,937
Balance, end of period	$4,370,629	$4,185,605	$3,590,939
(d) The following is a reconciliation of accumulated depreciation for the years ended December 31 (in thousands):

	2016	2015	2014
Balance, beginning of period	$158,805	$78,186	$23,377
Additions
Acquisitions - Depreciation expense for building, acquisitions costs and tenant improvements acquired	88,202	80,373	54,656
Improvements - Depreciation expense for tenant improvements and building equipment	586	303	153
Total additions	$88,788	$80,676	$54,809
Deductions
Cost of real estate sold	1,514	—	—
Other (including provisions for impairment of real estate assets)	654	57	—
Total deductions	2,168	57	—
Balance, end of period	$245,425	$158,805	$78,186
(e) The Company’s assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, buildings are depreciated over 40 years, and tenant improvements are amortized over the remaining life of the lease or the useful life, whichever is shorter.
(f) Subject to ground lease and therefore date constructed is not applicable.
(g) Property is included in the Credit Facility’s borrowing base. As of December 31, 2016, the Company had $1.0 billion outstanding under the Credit Facility.