Form 10-Q
period 2017-03-31
COLE CREDIT PROPERTY TRUST IV, INC.
filed 2017-05-12
CIK 1498547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if a smaller reporting company)	☒

Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 9, 2017, there were approximately 310.8 million shares of common stock, par value $0.01 per share, of Cole Credit Property Trust IV, Inc. outstanding.

COLE CREDIT PROPERTY TRUST IV, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
 (in thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
ASSETS
Investment in real estate assets:
Land	$1,166,400	$1,156,417
Buildings, fixtures and improvements	3,258,255	3,214,212
Intangible lease assets	559,140	553,149
Total real estate investments, at cost	4,983,795	4,923,778
Less: accumulated depreciation and amortization	(425,577)	(389,768)
Total real estate investments, net	4,558,218	4,534,010
Cash and cash equivalents	11,441	9,754
Restricted cash	9,352	8,040
Rents and tenant receivables, net	67,660	65,446
Due from affiliates	66	58
Prepaid expenses, derivative assets, property escrow deposits and other assets	10,080	5,513
Deferred costs, net	3,822	1,514
Total assets	$4,660,639	$4,624,335
LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and credit facility, net	$2,313,408	$2,246,259
Accounts payable and accrued expenses	25,844	25,310
Due to affiliates	2,490	5,333
Intangible lease liabilities, net	49,463	49,075
Distributions payable	16,537	16,498
Deferred rental income, derivative liabilities and other liabilities	16,473	15,091
Total liabilities	2,424,215	2,357,566
Commitments and contingencies
Redeemable common stock and noncontrolling interest	187,419	188,938
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 490,000,000 shares authorized, 311,666,010 and 311,817,004 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	3,117	3,118
Capital in excess of par value	2,607,306	2,607,304
Accumulated distributions in excess of earnings	(563,377)	(531,567)
Accumulated other comprehensive income (loss)	1,959	(1,024)
Total stockholders’ equity	2,049,005	2,077,831
Total liabilities, redeemable common stock, noncontrolling interest and stockholders’ equity	$4,660,639	$4,624,335
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
 (in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenues:
Rental income	$91,207	$87,661
Tenant reimbursement income	13,573	12,886
Total revenues	104,780	100,547
Operating expenses:
General and administrative	3,407	3,102
Property operating	6,685	6,088
Real estate tax	9,352	8,631
Advisory fees and expenses	10,811	10,188
Acquisition-related fees and expenses	1,247	372
Depreciation and amortization	34,495	33,491
Total operating expenses	65,997	61,872
Operating income	38,783	38,675
Other income (expense):
Interest expense and other, net	(22,532)	(18,621)
Net income	16,251	20,054
Net income allocated to noncontrolling interest	34	34
Net income attributable to the Company	$16,217	$20,020
Weighted average number of common shares outstanding:
Basic and diluted	311,777,110	312,083,914
Net income per common share:
Basic and diluted	$0.05	$0.06
Distributions declared per common share	$0.15	$0.16
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME
 (in thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$16,251	$20,054
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps	1,524	(12,465)
Amount of loss reclassified from other comprehensive income (loss) into income as interest expense	1,459	2,322
Total other comprehensive income (loss)	2,983	(10,143)

Comprehensive income	19,234	9,911
Comprehensive income allocated to noncontrolling interest	34	34
Comprehensive income attributable to the Company	$19,200	$9,877
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
 (in thousands, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2017	311,817,004	$3,118	$2,607,304	$(531,567)	$(1,024)	$2,077,831
Issuance of common stock	2,611,421	27	25,879	—	—	25,906
Distributions to investors	—	—	—	(48,027)	—	(48,027)
Redemptions of common stock	(2,762,415)	(28)	(27,359)	—	—	(27,387)
Changes in redeemable common stock	—	—	1,482	—	—	1,482
Comprehensive income	—	—	—	16,217	2,983	19,200
Balance, March 31, 2017	311,666,010	$3,117	$2,607,306	$(563,377)	$1,959	$2,049,005
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
 (in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$16,251	$20,054
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	34,028	33,248
Amortization of deferred financing costs	1,218	1,354
Amortization of fair value adjustment of mortgage notes payable assumed	(21)	(21)
Straight-line rental income	(2,415)	(3,078)
Bad debt expense	10	2
Equity in income of unconsolidated joint venture	—	(197)
Return on investment from unconsolidated joint venture	—	197
Fair value adjustment to contingent consideration	(251)	(1,375)
Loss on derivative instruments	208	—
Write-off of deferred financing costs	866	—
Changes in assets and liabilities:
Rents and tenant receivables	191	2,423
Prepaid expenses and other assets	(1,125)	(1,027)
Accounts payable and accrued expenses	327	938
Deferred rental income and other liabilities	3,280	(897)
Due from affiliates	(8)	47
Due to affiliates	(2,843)	756
Net cash provided by operating activities	49,716	52,424
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(57,681)	(55,467)
Return of investment in unconsolidated joint venture	—	455
Payment of property escrow deposits	(2,280)	(712)
Refund of property escrow deposits	1,030	1,587
Change in restricted cash	(1,312)	(580)
Net cash used in investing activities	(60,243)	(54,717)
Cash flows from financing activities:
Redemptions of common stock	(27,387)	(27,553)
Distributions to investors	(22,082)	(20,920)
Proceeds from notes payable and credit facility	1,209,000	136,500
Repayments of credit facility and notes payable	(1,133,780)	(85,106)
Payment of loan deposits	(1,064)	(580)
Refund of loan deposits	—	580
Deferred financing costs paid	(12,402)	(806)
Distributions to noncontrolling interest	(71)	(62)
Net cash provided by financing activities	12,214	2,053
Net increase (decrease) in cash and cash equivalents	1,687	(240)
Cash and cash equivalents, beginning of period	9,754	26,316
Cash and cash equivalents, end of period	$11,441	$26,076
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
March 31, 2017
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
The Company registered an additional $600.0 million of shares of common stock under the DRIP pursuant to a Registration Statement filed on Form S-3 (Registration No. 333-212832) (the “Secondary DRIP Offering,” and together with the Initial DRIP Offering, the “DRIP Offerings,” and the DRIP Offerings collectively with the Offering, the “Offerings”), which was filed with the SEC on August 2, 2016 and automatically became effective with the SEC upon filing. The Company began to issue shares under the Secondary DRIP Offering on August 2, 2016 and will continue to issue shares under the Secondary DRIP Offering.
On September 27, 2015, the Company announced that its board of directors (the “Board”) had established an estimated value of the Company’s common stock, as of August 31, 2015, of $9.70 per share for purposes of assisting broker-dealers that participated in the Offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340. On November 10, 2016, the Board established an updated estimated per share net asset value (“NAV”) of the Company’s common stock, as of September 30, 2016, of $9.92 per share. On March 24, 2017, the Board established an updated estimated per share NAV of the Company’s common stock, as of December 31, 2016, of $10.08 per share. In determining the estimated per share NAVs as of August 31, 2015, September 30, 2016 and December 31, 2016, the Board considered information and analysis, including valuation materials that were provided by a third-party valuation expert, information provided by CR IV Advisors, and the estimated per share NAV recommendation made by the valuation committee of the Board, which committee is comprised entirely of independent directors. The Company’s estimated per share NAV is not audited or reviewed by its independent registered public accounting firm.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2017

Prior to October 1, 2015, distributions were reinvested in shares of the Company’s common stock under the DRIP at a price of $9.50 per share. From October 1, 2015 to November 13, 2016, distributions were reinvested in shares of the Company’s common stock under the DRIP at a price of $9.70 per share, the estimated value per share as of August 31, 2015, as determined by the Board. From November 14, 2016 to March 27, 2017, distributions were reinvested in shares of the Company’s common stock under the DRIP at a price of $9.92 per share, the estimated per share NAV as of September 30, 2016, as determined by the Board. Commencing on March 28, 2017, distributions are reinvested in shares of the Company’s common stock under the DRIP at a price of $10.08 per share, the estimated per share NAV as of December 31, 2016, as determined by the Board.
As of March 31, 2017, the Company had issued approximately 331.7 million shares of its common stock in the Offerings, including 33.4 million shares issued in the DRIP Offerings, for gross offering proceeds of $3.3 billion before organization and offering costs, selling commissions and dealer manager fees of $306.0 million. As of March 31, 2017, the Company owned 886 properties, which includes nine properties owned through a consolidated joint venture arrangement (the “Consolidated Joint Venture”), comprising 26.9 million rentable square feet of commercial space located in 45 states. As of March 31, 2017, the rentable square feet at these properties was 98.2% leased, including month-to-month agreements, if any.
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
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2016, and related notes thereto, set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The condensed consolidated unaudited financial statements should also be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.
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
March 31, 2017

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
As of March 31, 2017 and December 31, 2016, the Company determined that it had a controlling interest in the Consolidated Joint Venture and therefore met the GAAP requirements for consolidation.
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
Real Estate Investments
Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the costs of acquisition, excluding acquisition-related fees and expenses, construction and any tenant improvements, major improvements and betterments that extend the useful life of the real estate assets and leasing costs. All acquisition-related fees and expenses, repairs and maintenance are expensed as incurred.
The Company considers the period of future benefit of each respective asset to determine the appropriate useful life. The estimated useful lives of the Company’s real estate assets by class are generally as follows:

Buildings	40 years
Site improvements	15 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lease term
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the three months ended March 31, 2017 or 2016.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of March 31, 2017 or December 31, 2016.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2017

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
Redeemable Noncontrolling Interest in Consolidated Joint Venture
On June 27, 2014, the Company completed the formation of the Consolidated Joint Venture. Pursuant to the joint venture agreement, the joint venture partner has a right to exercise an option (the “Option”), which became effective on June 27, 2016, whereby the Company will be required to purchase the ownership interest of the joint venture partner at fair market value. As of March 31, 2017, the Option has not been exercised. The Company determined it had a controlling interest in the Consolidated Joint Venture and, therefore, met the GAAP requirements for consolidation. The Company recorded net income of $34,000 and paid distributions of $71,000 related to the noncontrolling interest during the three months ended March 31, 2017. The Company recorded the noncontrolling interest of $2.5 million as temporary equity in the mezzanine section of the condensed consolidated unaudited balance sheets, due to the redemption option existing outside the control of the Company.
Restricted Cash
The Company had $9.4 million and $8.0 million in restricted cash as of March 31, 2017 and December 31, 2016, respectively. Included in restricted cash was $5.0 million and $4.0 million held by lenders in lockbox accounts as of March 31, 2017 and December 31, 2016, respectively. As part of certain debt agreements, rents from certain encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess is disbursed to the Company. Also included in restricted cash was $4.4 million and $4.0 million held by lenders in escrow accounts for real estate taxes and other lender reserves for certain properties, in accordance with the associated lender’s loan agreement, as of March 31, 2017 and December 31, 2016, respectively.
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
The Company continually reviews receivables related to rent, including any unbilled straight-line rent, and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company will record an increase in the allowance for uncollectible accounts. As of March 31, 2017 and December 31, 2016, the Company had an allowance for uncollectible accounts of $206,000 and $221,000, respectively.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2017

Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by various standard setting bodies that may have an impact on the Company’s accounting and reporting. Except as otherwise stated below, the Company is currently evaluating the effect that certain of these new accounting requirements may have on the Company’s accounting and related reporting and disclosures in the Company’s condensed consolidated unaudited financial statements:
Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, as amended (“ASU 2014-09”) — The requirements were amended to remove inconsistencies in revenue requirements and to provide a more complete framework for addressing revenue issues across a broad range of industries and transaction types. The revised standard’s core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised standard also clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract to a customer. These provisions are effective January 1, 2018, and are to be applied retrospectively, with early adoption permitted for periods beginning after December 15, 2016 and interim periods thereafter. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company is currently assessing the adoption methodology. In accordance with the Company’s plan for the adoption of ASU 2014-09, the Company’s implementation team has identified the Company’s revenue streams and is performing an in-depth review of the Company’s revenue contracts to identify the related performance obligations and to evaluate the impact on the Company’s consolidated financial statements and internal accounting processes and controls. As the majority of the Company’s revenue is derived from real estate lease contracts, as discussed below in relation to ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), the Company does not expect that the adoption of ASU 2014-09 or related amendments and modifications issued by the FASB will have a material impact on its consolidated financial statements.
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
ASU No. 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (“ASU 2016-05”) — The amendments in this update clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require de-designation of that hedging relationship, provided that all other hedge accounting criteria continue to be met. These provisions are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company plans to adopt ASU 2016-05 prospectively and will consider it for any future novations.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”). ASU 2016-13 requires more timely recording of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2017

based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology in current GAAP. ASU 2016-13 is effective for fiscal years, and interim periods within, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018.
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
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within. Early adoption is permitted and is required to be applied prospectively to any transactions occurring within the period of adoption. Upon adoption, the Company expects that most future acquisitions (or disposals) will qualify as asset acquisitions (or disposals) and certain future acquisition-related expenses associated with these asset acquisitions will be capitalized.
In February 2017, the FASB issued ASU No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”), which clarifies the following: (1) nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty; (2) an entity should allocate consideration to each distinct asset by applying the guidance in Topic 606 on allocating the transaction price to performance obligations; and (3) entities must derecognize a distinct nonfinancial asset or distinct in substance nonfinancial asset in a partial sale transaction when it (a) does not have (or ceases to have) a controlling financial interest in the legal entity that holds the asset in accordance with Subtopic 810 and (b) transfers control of the asset in accordance with Subtopic 606. ASU 2017-05 is effective for annual periods, and interim periods therein, beginning after December 15, 2017. Early adoption is permitted.
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
March 31, 2017

Level 3 — Unobservable inputs, which are only used to the extent that observable inputs are not available, reflect the Company’s assumptions about the pricing of an asset or liability.
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Notes payable and credit facility — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of March 31, 2017, the estimated fair value and the carrying value of the Company’s debt were each $2.33 billion. The estimated fair value of the Company’s debt as of December 31, 2016 was $2.25 billion, compared to the carrying value of $2.26 billion.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2017 and December 31, 2016, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of March 31, 2017 and December 31, 2016, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2017

In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 (in thousands):

	Balance as of March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Interest rate swaps	$3,455	$—	$3,455	$—
Total financial assets	$3,455	$—	$3,455	$—
Financial liabilities:
Interest rate swaps	$(1,704)	$—	$(1,704)	$—
Contingent consideration	(86)	—	—	(86)
Total financial liabilities	$(1,790)	$—	$(1,704)	$(86)

	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Interest rate swaps	$2,327	$—	$2,327	$—
Total financial assets	$2,327	$—	$2,327	$—
Financial liabilities:
Interest rate swaps	$(3,351)	$—	$(3,351)	$—
Contingent consideration	(337)	—	—	(337)
Total financial liabilities	$(3,688)	$—	$(3,351)	$(337)
The following are reconciliations of the changes in liabilities with Level 3 inputs in the fair value hierarchy for the three months ended March 31, 2017 and 2016 (in thousands):

Contingent Consideration Arrangements
Beginning Balance, December 31, 2016	$(337)
Purchases and fair value adjustments:
Purchases	—
Fair value adjustments	251
Ending Balance, March 31, 2017	$(86)

Contingent Consideration Arrangements
Beginning Balance, December 31, 2015	$(4,538)
Purchases and fair value adjustments:
Purchases	—
Fair value adjustments	1,375
Ending Balance, March 31, 2016	$(3,163)
NOTE 4 — REAL ESTATE INVESTMENTS
2017 Property Acquisitions
During the three months ended March 31, 2017, the Company acquired four commercial properties for an aggregate purchase price of $55.4 million (the “2017 Acquisitions”). The Company funded the 2017 Acquisitions with net cash provided by operations and available borrowings. The purchase price allocation for each of the Company’s acquisitions is preliminary and subject to change as the Company finalizes the allocation, which the Company expects will be prior to the end of the

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2017

current fiscal year. The Company preliminarily allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the preliminary purchase price allocation for acquisitions purchased during the three months ended March 31, 2017 (in thousands):

2017 Acquisitions
Land	$9,983
Buildings, fixtures and improvements	41,886
Acquired in-place leases (1)	5,186
Acquired above-market leases (2)	998
Intangible lease liabilities (3)	(2,667)
Total purchase price	$55,386
____________________________________

(1)	The weighted average amortization period for acquired in-place leases is 7.8 years for the 2017 Acquisitions.

(2)	The weighted average amortization period for acquired above-market leases is 6.2 years for the 2017 Acquisitions.

(3)	The weighted average amortization period for acquired intangible lease liabilities is 4.6 years for the 2017 Acquisitions.
The Company recorded revenue for the three months ended March 31, 2017 of $954,000 and a net loss for the three months ended March 31, 2017 of $837,000 related to the 2017 Acquisitions.
The following information summarizes selected financial information of the Company as if all of the 2017 Acquisitions were completed on January 1, 2016 for each period presented below. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Pro forma basis:
Revenue	$105,084	$101,805
Net income	$17,279	$19,090
The pro forma information for the three months ended March 31, 2017 was adjusted to exclude $1.2 million of acquisition-related fees and expenses recorded during the three months ended March 31, 2017. Accordingly, these costs were instead recognized in the pro forma information for the three months ended March 31, 2016.
The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2016, nor does it purport to represent the results of future operations.
2016 Property Acquisitions
During the three months ended March 31, 2016, the Company acquired seven commercial properties for an aggregate purchase price of $56.8 million (the “2016 Acquisitions”). The Company funded the 2016 Acquisitions with net proceeds from the Initial DRIP Offering, net cash provided by operations and available borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation for acquisitions purchased during the three months ended March 31, 2016 (in thousands):

2016 Acquisitions
Land	$12,261
Buildings, fixtures and improvements	38,808
Acquired in-place leases (1)	5,446
Acquired above-market leases (2)	1,280
Intangible lease liabilities (3)	(1,016)
Total purchase price	$56,779
____________________________________

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2017

(1)	The weighted average amortization period for acquired in-place leases is 7.0 years for the 2016 Acquisitions.

(2)	The weighted average amortization period for acquired above-market leases is 4.7 years for the 2016 Acquisitions.

(3)	The weighted average amortization period for acquired intangible lease liabilities is 4.4 years for the 2016 Acquisitions.
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
The pro forma information for the three months ended March 31, 2016 was adjusted to exclude $372,000 of acquisition-related fees and expenses recorded during the three months ended March 31, 2016. Accordingly, these costs were instead recognized in the pro forma information for the three months ended March 31, 2015.
The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2015, nor does it purport to represent the results of future operations.
Consolidated Joint Venture
As of March 31, 2017, the Company had an interest in a Consolidated Joint Venture that owns and manages nine properties, with total assets of $53.4 million, which included $52.9 million of real estate assets, net of accumulated depreciation and amortization of $4.0 million, and total liabilities of $754,000. The Consolidated Joint Venture does not have any debt outstanding as of March 31, 2017. The Company has the ability to control operating and financial policies of the Consolidated Joint Venture. There are restrictions on the use of these assets as the Company would generally be required to obtain the partner’s (the “Consolidated Joint Venture Partner”) approval in accordance with the joint venture agreement for any major transactions. The Company and the Consolidated Joint Venture Partner are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.
NOTE 5 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. During the three months ended March 31, 2017, the Company did not enter into any interest rate swap agreements. As of March 31, 2017, the Company had 11 interest rate swap agreements. The following table summarizes the terms of the Company’s executed interest rate swap agreements designated as hedging instruments as of March 31, 2017 and December 31, 2016 (in thousands):

		Outstanding Notional				Fair Value of Assets and (Liabilities)
	Balance Sheet	Amount as of	Interest	Effective	Maturity	March 31,	December 31,
	Location	March 31, 2017	Rates (1)	Dates	Dates	2017	2016
Interest Rate Swaps	Prepaid expenses, derivative assets, property escrow deposits and other assets	$440,066	2.55% to 3.91%	6/30/2015 to 9/01/2016	8/15/2018 to 7/01/2021	$3,455	$2,327
Interest Rate Swaps	Deferred rental income, derivative liabilities and other liabilities	$588,737	3.10% to 4.75%	6/24/2013 to 12/31/2015	6/24/2018 to 8/24/2020	$(1,704)	$(3,351)
____________________________________

(1)	The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of March 31, 2017.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2017

Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the effective portion of the derivative instruments that are designated as hedges is recorded in other comprehensive income (loss), with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the three months ended March 31, 2017 and 2016, the amounts reclassified were $1.5 million and $2.3 million, respectively. During the next 12 months, the Company estimates that an additional $1.4 million will be reclassified from other comprehensive income (loss) as an increase to interest expense.
Any ineffective portion of the change in fair value of the derivative instruments is recorded in interest expense. During the three months ended March 31, 2017, $208,000 of the change in the fair value of the interest rate swaps was considered ineffective. There were no portions of the change in the fair value of the interest rate swaps that were considered ineffective during the three months ended March 31, 2016.
The Company has agreements with each of its derivative counterparties that contain provisions whereby if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value, inclusive of interest payments, of $2.0 million at March 31, 2017. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of March 31, 2017.
NOTE 6 — NOTES PAYABLE AND CREDIT FACILITY
As of March 31, 2017, the Company had $2.3 billion of debt outstanding, including net deferred financing costs, with weighted average years to maturity of 4.9 years and a weighted average interest rate of 3.5%. The weighted average years to maturity is computed using the anticipated repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the anticipated repayment date. Should the loan not be repaid at the anticipated repayment date, the applicable interest rate will increase as specified in the respective loan agreement until the extended maturity date. The following table summarizes the debt balances as of March 31, 2017 and December 31, 2016, and the debt activity for the three months ended March 31, 2017 (in thousands):

		During the Three Months Ended March 31, 2017
	Balance as of December 31, 2016	Debt Issuances & Assumptions (1)	Repayments and Modifications		Accretion and (Amortization)	Balance as of March 31, 2017
Fixed rate debt	$1,164,622	$—	$(114)		$—	$1,164,508
Variable rate debt	53,500	—	—		—	53,500
Credit facility	1,039,666	1,209,000	(1,133,666)		—	1,115,000
Total debt	2,257,788	1,209,000	(1,133,780)		—	2,333,008
Net premiums (2)	506	—	—		(22)	484
Deferred costs (3)	(12,035)	(9,212)	503	(4)	660	(20,084)
Total debt, net	$2,246,259	$1,199,788	$(1,133,277)		$638	$2,313,408
____________________________________

(1)	Includes deferred financing costs incurred during the period.

(2)
Net premiums on mortgage notes payable were recorded upon the assumption of the respective debt instruments. Amortization of these net premiums is recorded as a reduction to interest expense over the remaining term of the respective debt instruments using the effective-interest method.

(3)	Deferred costs relate to mortgage notes payable and the term portion of the credit facility.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2017

(4)	Represents deferred financing costs of the term portion of the credit facility written off during the period resulting from the Second Amended and Restated Credit Agreement, as defined below.
As of March 31, 2017, the fixed rate debt outstanding of $1.2 billion included $217.1 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rates per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 2.6% to 5.0% per annum. The debt outstanding matures on various dates from June 2018 through October 2025. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $2.1 billion as of March 31, 2017. Each of the mortgage notes payable, comprising the fixed rate debt, is secured by the respective properties on which the debt was placed. As of March 31, 2017, the variable rate debt outstanding of $53.5 million had a weighted average interest rate of 3.4%. The variable rate debt outstanding matures on various dates from February 2018 to February 2020. With respect to the Company’s $33.5 million of debt maturing within the next year, the Company expects to use borrowings available under the Credit Facility (as defined below) or enter into new financing arrangements in order to meet its debt obligations. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the variable rate debt outstanding was $106.8 million as of March 31, 2017.
During the three months ended March 31, 2017, the Company entered into a second amended and restated unsecured credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), as administrative agent (the “Second Amended and Restated Credit Agreement”), that provides for borrowings of up to $1.40 billion, which includes a $1.05 billion unsecured term loan (the “Term Loan”) and up to $350.0 million in unsecured revolving loans (the “Revolving Loans”). The Term Loan matures on March 15, 2022 and the Revolving Loans mature on March 15, 2021.
Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month London Interbank Offered Rate (“LIBOR”) multiplied by the statutory reserve rate (the “Eurodollar Rate”) plus an interest rate spread ranging from 1.65% to 2.25% or (ii) a base rate, ranging from 0.65% to 1.25%, plus the greater of: (a) JPMorgan Chase’s Prime Rate; (b) the Federal Funds Effective Rate (as defined in the Second Amended and Restated Credit Agreement) plus 0.50%; or (c) the one-month LIBOR multiplied by the statutory reserve rate plus 1.00%. As of March 31, 2017, the Revolving Loans outstanding totaled $65.0 million at a weighted average interest rate of 2.7%. As of March 31, 2017, the Term Loan outstanding totaled $1.05 billion, $811.7 million of which is subject to interest rate swap agreements (the “Swapped Term Loan”). The interest rate swap agreements had the effect of fixing the Eurodollar Rate per annum of the Swapped Term Loan. As of March 31, 2017, the weighted average all-in rate for the Swapped Term Loan was 3.2%. As of March 31, 2017, the Company had $1.12 billion outstanding under the Credit Facility at a weighted average interest rate of 3.1% and $284.4 million in unused capacity, subject to borrowing availability.
The Second Amended and Restated Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Second Amended and Restated Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to the sum of (i) $2.0 billion plus (ii) 75% of the issuance of equity from the date of the Second Amended and Restated Credit Agreement, a leverage ratio less than or equal to 60%, a fixed charge coverage ratio equal to or greater than 1.50, an unsecured debt to unencumbered asset value ratio equal to or less than 60%, an unsecured debt service coverage ratio equal to or greater than 1.75 and a secured debt ratio equal to or less than 40%. The Company believes it was in compliance with the financial covenants under the Second Amended and Restated Credit Agreement, as well as the financial covenants under the Company’s various fixed and variable rate debt agreements, as of March 31, 2017.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2017

NOTE 7 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the three months ended March 31, 2017 and 2016 are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$16,537	$16,511
Accrued capital expenditures	$842	$—
Accrued deferred financing costs	$40	$—
Common stock issued through distribution reinvestment plan	$25,906	$27,604
Change in fair value of interest rate swaps	$2,983	$(10,143)
Supplemental Cash Flow Disclosures:
Interest paid	$20,578	$17,631
NOTE 8 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation and claims. The Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or of which the Company’s properties are the subject.
Purchase Commitments
As of March 31, 2017, the Company had entered into a purchase agreement with an unaffiliated third-party seller to acquire a 100% interest in one retail property, subject to meeting certain criteria, for a purchase price of $77.8 million, exclusive of closing costs. As of March 31, 2017, the Company had a $1.5 million property escrow deposit held by an escrow agent in connection with this future property acquisition. This deposit is included in the accompanying condensed consolidated unaudited balance sheets in prepaid expenses, derivative assets, property escrow deposits and other assets and could be forfeited under certain circumstances. As of March 31, 2017, the escrow deposit had not been forfeited.
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

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2017

Advisory fees and expenses
The Company pays CR IV Advisors a monthly advisory fee based upon the Company’s monthly average invested assets, which, effective January 1, 2017, is based on the estimated market value of such assets used to determine the Company’s estimated per share NAV as of December 31, 2016, as discussed in Note 1 — Organization and Business, and for those assets acquired subsequent to December 31, 2016, is based on the purchase price. The monthly advisory fee is equal to the following amounts: (1) an annualized rate of 0.75% paid on the Company’s average invested assets that are between $0 and $2.0 billion; (2) an annualized rate of 0.70% paid on the Company’s average invested assets that are between $2.0 billion and $4.0 billion; and (3) an annualized rate of 0.65% paid on the Company’s average invested assets that are over $4.0 billion.
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
Disposition fees
If CR IV Advisors or its affiliates provide a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more properties (or the Company’s entire portfolio), the Company will pay CR IV Advisors or its affiliates a disposition fee in an amount equal to up to one-half of the real estate or brokerage commission paid by the Company to third parties on the sale of such property, not to exceed 1.0% of the contract price of the property sold; provided, however, in no event may the total disposition fees paid to CR IV Advisors, its affiliates and unaffiliated third parties exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. During the three months ended March 31, 2017 and 2016, no disposition fees were incurred for any such services provided by CR IV Advisors or its affiliates.
Subordinated performance fees
If the Company is sold or its assets are liquidated, CR IV Advisors will be entitled to receive a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after investors have received, from regular distributions plus special distributions paid from proceeds of such sale, a return of their net capital invested and an 8.0% annual cumulative, non-compounded return. Alternatively, if the Company’s shares are listed on a national securities exchange, CR IV Advisors will be entitled to a subordinated performance fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing, exceeds the sum of the total amount of capital raised from investors and the amount of distributions necessary to generate an 8.0% annual cumulative, non-compounded return to investors. As an additional alternative, upon termination of the advisory agreement, CR IV Advisors may be entitled to a subordinated performance fee similar to the fee to which CR IV Advisors would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination. During the three months ended March 31, 2017 and 2016, no subordinated performance fees were incurred related to any such events.
The Company recorded fees and expense reimbursements as shown in the table below for services provided by CR IV Advisors or its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016

Acquisition fees and expenses	$1,312	$1,303
Advisory fees and expenses	$10,811	$10,188
Operating expenses	$1,327	$993

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2017

Of the amounts shown above, $2.5 million and $6.4 million had been incurred, but not yet paid, for services provided by CR IV Advisors or its affiliates in connection with the acquisition and operations activities during the three months ended March 31, 2017 and 2016, respectively, and such amounts were recorded as liabilities of the Company as of such dates.
Due to/from Affiliates
As of March 31, 2017 and December 31, 2016, $2.5 million and $5.3 million, respectively, had been incurred primarily for advisory and operating expenses by CR IV Advisors or its affiliates, but had not yet been reimbursed by the Company. These amounts were included in due to affiliates in the condensed consolidated unaudited balance sheets as of such periods.
As of March 31, 2017 and December 31, 2016, $66,000 and $58,000, respectively, were due from CR IV Advisors or its affiliates related to amounts received by affiliates of the advisor which were due to the Company.
NOTE 10 — ECONOMIC DEPENDENCY
Under various agreements, the Company has engaged and may in the future engage CR IV Advisors or its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, as well as other administrative responsibilities for the Company including accounting services and investor relations. As a result of these relationships, the Company is dependent upon CR IV Advisors or its affiliates. In the event that these companies are unable to provide the Company with these services, the Company would be required to find alternative providers of these services.
NOTE 11 — SUBSEQUENT EVENTS
The following events occurred subsequent to March 31, 2017:
Redemption of Shares of Common Stock
Subsequent to March 31, 2017, the Company redeemed approximately 2.5 million shares pursuant to the Company’s share redemption program for $25.6 million (at an average price per share of $10.08). Management, in its discretion, limited the amount of shares redeemed for the three months ended March 31, 2017 to shares issued in the DRIP Offerings during the period. The remaining redemption requests totaling approximately 5.5 million shares went unfulfilled.
Credit Facility and Notes Payable
Subsequent to March 31, 2017, the Company entered into an interest rate swap agreement associated with $811.7 million of the Term Loan that had the effect of fixing the Eurodollar Rate per annum beginning on August 15, 2018 through March 15, 2021 at 2.0% plus an interest rate spread.
Investment in Real Estate Assets
Subsequent to March 31, 2017, the Company acquired 23 commercial real estate properties for an aggregate purchase price of $127.9 million. The Company has not completed its initial purchase price allocations with respect to these properties and therefore cannot provide similar disclosures to those included in Note 4 — Real Estate Investments in these condensed consolidated unaudited financial statements for these properties.
Property Dispositions
Subsequent to March 31, 2017, the Company disposed of 10 commercial real estate properties for an aggregate gross sales price of $14.9 million, resulting in proceeds of $14.3 million after closing costs and a gain of $1.1 million. No disposition fees were paid to CR IV Advisors or its affiliates in connection with the sale of the properties and the Company has no continuing involvement with these properties.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated unaudited financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. Certain risks may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a complete discussion of such risk factors, see Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in “Part I — Financial Information” of this Quarterly Report on Form 10-Q, including the notes to the condensed consolidated unaudited financial statements contained therein, and the terms “we,” “us,” “our” and the “Company” refer to Cole Credit Property Trust IV, Inc.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” (within the meaning of the federal securities laws, Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect our expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by the use of words such as “may,” “will,” “seek,” “expects,” “anticipates,” “believes,” “targets,” “intends,” “should,” “estimates,” “could,” “continue,” “assume,” “projects,” “plans” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or new information, future events or otherwise, except as may be required to satisfy our obligations under federal securities law. The forward-looking statements should be read in light of the risk factors identified in Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Under a “net lease,” the tenant occupying the leased property (usually as a single tenant) does so in much the same manner as if the tenant were the owner of the property. There are various forms of net leases, most typically classified as triple-net or double-net. Triple-net leases typically require the tenant to pay all expenses associated with the property (e.g., real estate taxes, insurance, maintenance and repairs). Double-net leases typically require that the tenant pay all operating expenses associated with the property (e.g., real estate taxes, insurance and maintenance), but excludes some or all major repairs (e.g., roof, structure and parking lot). Accordingly, the owner receives the rent “net” of these expenses, rendering the cash flow associated with the lease predictable for the term of the lease. Under a net lease, the tenant generally agrees to lease the property for a significant term and agrees that it will either have no ability or only limited ability to terminate the lease or abate rent prior to the expiration of the term of the lease as a result of real estate driven events such as casualty, condemnation or failure by the landlord to fulfill its obligations under the lease.
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
We ceased issuing shares in our Offering on April 4, 2014 and in the Initial DRIP Offering effective as of June 30, 2016, but will continue to issue shares of common stock under the Secondary DRIP Offering until a liquidity event occurs, such as the listing of our shares on a national securities exchange or the sale of our company, or the Secondary DRIP Offering is otherwise terminated by the Board. We expect that property acquisitions in 2017 and future periods will be funded by proceeds from financing of the acquired properties, proceeds from our Secondary DRIP Offering, cash flows from operations and the strategic sale of properties and other investments.
On September 27, 2015, we announced that the Board established an estimated value of our common stock, as of August 31, 2015, of $9.70 per share for purposes of assisting broker-dealers that participated in the Offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340. On November 10, 2016, the Board established an updated estimated per share NAV of our common stock, as of September 30, 2016, of $9.92 per share. On March 24, 2017, the Board established an updated estimated per share NAV of our common stock, as of December 31, 2016, of $10.08 per share.
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our indebtedness and acquisition and operating expenses. Rental and other property income accounted for 87% of our total revenue for both the three months ended March 31, 2017 and 2016. As 98.2% of our rentable square feet was under lease, including any month-to-month agreements, as of March 31, 2017 with a weighted average remaining lease term of 9.7 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. CR IV Advisors regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If CR IV Advisors identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property or identifying a possible replacement tenant should the current tenant fail to perform on the lease.

Operating Highlights and Key Performance Indicators
2017 Activity

•	Acquired four commercial properties for an aggregate purchase price of $55.4 million.

•	Issued approximately 2.6 million shares of common stock in the Secondary DRIP Offering for proceeds of $25.9 million.

•
Entered into the Second Amended and Restated Credit Agreement that increased the allowable borrowings and extended the maturity dates associated with the original amended and restated unsecured credit facility.

•	Total debt increased by $75.2 million, from $2.26 billion to $2.33 billion.
Portfolio Information
As of March 31, 2017, we owned 886 properties located in 45 states, the gross rentable square feet of which was 98.2% leased, including any month-to-month agreements, with a weighted average lease term remaining of 9.7 years. As of March 31, 2017, no single tenant accounted for greater than 10% of our 2017 annualized rental income. As of March 31, 2017, we had certain geographic and industry concentrations in our property holdings. In particular, as of March 31, 2017, 77 of our properties were located in California, which accounted for 11% of our 2017 annualized rental income. In addition, we had tenants in the discount store and pharmacy industries, which accounted for 15% and 10%, respectively, of our 2017 annualized rental income.
The following table shows the property statistics of our real estate assets, which exclude uncompleted development projects and any properties owned through unconsolidated joint ventures, as of March 31, 2017 and 2016:

	March 31,
	2017	2016
Number of commercial properties	886	878
Rentable square feet (in thousands) (1)	26,866	25,574
Percentage of rentable square feet leased	98.2%	98.5%
Percentage of investment-grade tenants (2)	36.2%	35.3%

(1) Includes square feet of the buildings on land parcels subject to ground leases.
(2) Investment-grade tenants are those with a credit rating of BBB- or higher by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”) or a credit rating of Baa3 or higher by Moody’s Investor Service, Inc. (“Moody’s”). The ratings may reflect those assigned by Standard & Poor’s or Moody’s to the lease guarantor or the parent company, as applicable.

The following table summarizes our real estate investment activity during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Commercial properties acquired	4	7
Purchase price of acquired properties (in thousands)	$55,386	$56,779
Rentable square feet (in thousands) (1)	318	338
____________________________________

(1)	Includes square feet of buildings on land parcels subject to ground leases.

Results of Operations
The following table provides summary information about our results of operations for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,		2017 vs. 2016 Increase (Decrease)
	2017	2016
Total revenues	$104,780	$100,547	$4,233
General and administrative expenses	$3,407	$3,102	$305
Property operating expenses	$6,685	$6,088	$597
Real estate tax expenses	$9,352	$8,631	$721
Advisory fees and expenses	$10,811	$10,188	$623
Acquisition-related fees and expenses	$1,247	$372	$875
Depreciation and amortization	$34,495	$33,491	$1,004
Operating income	$38,783	$38,675	$108
Interest expense and other, net	$22,532	$18,621	$3,911
Net income attributable to the Company	$16,217	$20,020	$(3,803)
Revenue
Our revenue consists primarily of rental and other property income from net leased commercial properties. We also pay certain operating expenses that are subject to reimbursement by our tenants, which results in tenant reimbursement income.
The increase in revenue of $4.2 million during the three months ended March 31, 2017, as compared to the same period in 2016, was primarily due to the acquisition of 12 rental income-producing properties subsequent to March 31, 2016, as well as recognizing a full three months of revenue on seven properties acquired during the three months ended March 31, 2016. Rental income from net leased commercial properties accounted for 87% of our total revenue for both the three months ended March 31, 2017 and 2016. We also paid certain operating expenses subject to reimbursement by our tenants, which resulted in $13.6 million of tenant reimbursement income during the three months ended March 31, 2017, compared to $12.9 million during the same period in 2016.
General and Administrative Expenses
The primary general and administrative expense items are operating expense reimbursements to our advisor, escrow and trustee fees, state franchise and income taxes, office expenses and accounting fees.
The increase in general and administrative expenses of $305,000 during the three months ended March 31, 2017, as compared to the same period in 2016, was primarily due to increases in operating expense reimbursements to our advisor during the three months ended March 31, 2017, primarily as a result of the acquisition of 12 additional rental income-producing properties subsequent to March 31, 2016.
Property Operating Expenses
Property operating expenses such as property repairs, maintenance and property-related insurance include both reimbursable and non-reimbursable property expenses. We are reimbursed by tenants for reimbursable property operating expenses in accordance with the respective lease agreements.
The increase in property operating expenses of $597,000 during the three months ended March 31, 2017, as compared to the same period in 2016, was primarily due to the acquisition and management of 12 additional rental income-producing properties subsequent to March 31, 2016, as well as recognizing a full three months of property operating expenses on seven properties acquired during the three months ended March 31, 2016.
Real Estate Tax Expenses
The increase in real estate tax expenses of $721,000 during the three months ended March 31, 2017, as compared to the same period in 2016, was primarily due to the acquisition of 12 additional rental income-producing properties subsequent to March 31, 2016, as well as recognizing a full three months of real estate tax expense on seven properties acquired during the three months ended March 31, 2016.

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
The increase in advisory fees and expenses of $623,000 during the three months ended March 31, 2017, as compared to the same period in 2016, was due to an increase in our average invested assets to $5.4 billion over the three months ended March 31, 2017, compared to $5.1 billion over the three months ended March 31, 2016.
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
The increase in acquisition-related fees and expenses of $875,000 during the three months ended March 31, 2017, as compared to the same period in 2016, was primarily due to a contingent consideration fair value adjustment of $251,000 during the three months ended March 31, 2017, compared to a contingent consideration fair value adjustment of $1.4 million during the three months ended March 31, 2016.
Depreciation and Amortization
The increase in depreciation and amortization expenses of $1.0 million during the three months ended March 31, 2017, as compared to the same period in 2016, was primarily due to the acquisition of 12 additional rental income-producing properties subsequent to March 31, 2016, as well as recognizing a full three months of depreciation and amortization expenses on seven properties acquired during the three months ended March 31, 2016.
Interest Expense and Other, Net
Interest expense and other, net also includes amortization of deferred financing costs.
The increase in interest expense and other, net of $3.9 million during the three months ended March 31, 2017, as compared to the same period in 2016, was primarily due to an increase in the average aggregate amount of debt outstanding to $2.3 billion during the three months ended March 31, 2017 from $2.1 billion during the three months ended March 31, 2016.
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
“Non-same store” properties, as reflected in the table below, includes properties acquired on or after January 1, 2016 and any properties under development or redevelopment. As shown in the table below, contract rental revenue on the 865 same store properties for the three months ended March 31, 2017 decreased $264,000 to $82.9 million, compared to $83.2 million for the three months ended March 31, 2016. The same store properties were 98.2% occupied as of March 31, 2017 and 98.5% occupied as of March 31, 2016. The following table shows the contract rental revenue from properties owned for both of the entire three months ended March 31, 2017 and 2016, along with a reconciliation to rental income, calculated in accordance with GAAP (dollar amounts in thousands):

	Number of Properties	Three Months Ended March 31,		Increase (Decrease)
Contract rental revenue		2017	2016	$ Change	% Change
“Same store” properties	865	$82,908	$83,172	$(264)	(0.3)%
“Non-same store” properties	21	5,417	638	4,779	749%
Disposed properties (1)	5	—	530	(530)	(100)%
Total contract rental revenue		88,325	84,340	3,985	5%

Straight-line rental income		2,415	3,078	(663)	(22)%
Amortization(2)		467	243	224	92%
Rental income – as reported		$91,207	$87,661	$3,546	4%
____________________________________
(1) We disposed of five properties during the year ended December 31, 2016.
(2) Includes amortization of above- and below-market lease intangibles and deferred lease incentives.
Distributions
The Board authorized a daily distribution, based on 365 days in the calendar year, of $0.001711452 per share for stockholders of record as of the close of business on each day of the period commencing on January 1, 2017 and ending on September 30, 2017. As of March 31, 2017, we had distributions payable of $16.5 million.
During the three months ended March 31, 2017 and 2016, we paid distributions of $48.0 million and $48.5 million, respectively, including $25.9 million and $27.6 million, respectively, through the issuance of shares pursuant to the DRIP Offerings. Net cash provided by operating activities for the three months ended March 31, 2017 was $49.7 million and reflected a reduction for real-estate acquisition-related expenses incurred of $1.2 million in accordance with GAAP. For the three months ended March 31, 2016, net cash provided by operating activities was $52.4 million and reflected a reduction for real estate acquisition-related expenses incurred of $372,000 in accordance with GAAP. Our distributions paid during the three months ended March 31, 2017 and 2016, including shares issued pursuant to the DRIP Offerings, were fully funded by net cash provided by operating activities.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares of common stock back to us, subject to certain conditions and limitations. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the Secondary DRIP Offering, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the Secondary DRIP Offering. We received redemption requests of approximately 5.5 million shares for $55.6 million in excess of the net proceeds we received from the issuance of shares under the Secondary DRIP Offering during the three months ended March 31, 2017. Management, in its discretion, limited the amount of shares redeemed for the three months ended March 31, 2017 to shares issued pursuant to the Secondary DRIP Offering during the period. During the three months ended March 31, 2017, we received valid redemption requests under our share redemption program totaling approximately 8.1 million shares, of which we redeemed approximately 31,000 shares as of March 31, 2017 for $317,000 (at an average redemption price of $10.08 per share) and approximately 2.5 million shares subsequent to March 31, 2017 for $25.6 million at an average redemption price of $10.08 per share. The remaining redemption requests relating to approximately 5.5 million shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program. The share redemptions were funded with proceeds from the Secondary DRIP Offering.
Liquidity and Capital Resources
General
We expect to utilize funds from cash flow from operations and future proceeds from secured or unsecured financing to complete future property acquisitions and for general corporate uses. The sources of our operating cash flows will primarily be provided by the rental income received from current and future leased properties.

Our Credit Facility with JPMorgan Chase as administrative agent provides for borrowings of up to $1.40 billion, which includes a $1.05 billion unsecured Term Loan and up to $350.0 million in unsecured Revolving Loans. As of March 31, 2017, we had $284.4 million in unused capacity under the Credit Facility, subject to borrowing availability. As of March 31, 2017, we also had cash and cash equivalents of $11.4 million.
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related investments and the payment of acquisition-related fees and expenses, operating expenses, distributions, redemptions and interest and principal on current and any future debt financings, including principal repayments of $33.5 million within the next 12 months. We expect to meet our short-term liquidity requirements through net cash provided by operations and proceeds from the Secondary DRIP Offering, as well as secured or unsecured borrowings from banks and other lenders to finance our future acquisitions. Operating cash flows are expected to increase as additional properties are added to our portfolio. With respect to our debt maturing within the next year, we expect to use borrowings available under the Credit Facility or to enter into new financing arrangements in order to meet our debt obligations. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.
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
Contractual Obligations
As of March 31, 2017, we had $2.3 billion of debt outstanding with a weighted average interest rate of 3.5%. See Note 6 — Notes Payable and Credit Facility to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.
Our contractual obligations as of March 31, 2017 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments — fixed rate debt (2)	$1,164,508	$457	$74,480	$414,216	$675,355
Interest payments — fixed rate debt (3)	237,875	45,774	88,908	61,851	41,342
Principal payments — variable rate debt	53,500	33,000	20,500	—	—
Interest payments — variable rate debt (4)	3,037	1,708	1,329	—	—
Principal payments — credit facility	1,115,000	—	—	1,115,000	—
Interest payments — credit facility (5)	167,563	34,163	68,420	64,980	—
Total	$2,741,483	$115,102	$253,637	$1,656,047	$716,697
____________________________________

(1)	The table does not include amounts due to CR IV Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
Principal payment amounts reflect actual payments based on the face amount of notes payable secured by our wholly-owned properties, which excludes the fair value adjustment, net of amortization, of mortgage notes assumed of $484,000 as of March 31, 2017.

(3)
As of March 31, 2017, we had $217.1 million of variable rate debt effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.

(4)
As of March 31, 2017, we had variable rate debt outstanding of $53.5 million with a weighted average interest rate of 3.4%. We used the weighted average interest rate to calculate the debt payment obligations in future periods.

(5)
As of March 31, 2017, the Term Loan outstanding totaled $1.05 billion, $811.7 million of which is subject to interest rate swap agreements. As of March 31, 2017 the weighted average all-in interest rate for the Swapped Term Loan was 3.2%. The remaining $303.3 million outstanding under the Credit Facility had a weighted average interest rate of 2.7% as of March 31, 2017.

We expect to incur additional borrowings in the future to acquire additional properties and make other real estate-related investments. There is no limitation on the amount we may borrow against any single improved property. Our borrowings will not exceed 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association Statement of Policy Regarding Real Estate Investment Trusts; however, we may exceed that limit if approved by a majority of our independent directors. The Board has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. Our advisor has set a target leverage ratio of 40% to 50% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets. Fair market value is based on the estimated market value of our real estate assets as of December 31, 2016 that were used to determine our estimated per share NAV, and for those assets acquired from January 1, 2017 through March 31, 2017 is based on the purchase price. As of March 31, 2017, our ratio of debt to the cost (before deducting depreciation or other non-cash reserves) of our gross assets was 47.5% and our ratio of debt to the fair market value of our gross assets was 42.7%.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to investors. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as premiums or discounts, financing and issuance costs, and related accumulated amortization, less all cash and cash equivalents. As of March 31, 2017, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, was 47.3%. The following table provides a reconciliation of the notes payable and credit facility, net balance, as reported on our condensed consolidated unaudited balance sheet, to net debt as of March 31, 2017 (in thousands):

Balance as of March 31, 2017
Notes payable and credit facility, net	$2,313,408
Deferred costs and net premiums	$19,600
Less: Cash and cash equivalents	(11,441)
Net debt	$2,321,567

Gross real estate assets, net (1)	$4,909,076
Net debt leverage ratio	47.3%
______________________
(1) Net of gross intangible lease liabilities.
As of March 31, 2017, we had entered into a purchase agreement with an unaffiliated third-party seller to acquire a 100% interest in one retail property, subject to meeting certain criteria, for a purchase price of $77.8 million, exclusive of closing costs. As of March 31, 2017, we had a $1.5 million property escrow deposit held by an escrow agent in connection with this potential future property acquisition. This deposit is included in the accompanying condensed consolidated unaudited balance sheets in prepaid expenses, derivative assets, property escrow deposits and other assets and could be forfeited under certain circumstances. As of March 31, 2017, this escrow deposit had not been forfeited.

Cash Flow Analysis
Operating Activities. During the three months ended March 31, 2017, net cash provided by operating activities decreased $2.7 million to $49.7 million, compared to $52.4 million of net cash provided by operating activities for the three months ended March 31, 2016. The change was primarily due to a decrease in net income of $3.8 million and a net decrease in working capital accounts of $2.4 million, partially offset by an increase in depreciation and amortization expenses related to real estate assets and liabilities, deferred financing costs and the fair value adjustment of mortgage notes payable assumed totaling $644,000, a decrease in a contingent consideration fair value adjustment of $1.1 million, a decrease in straight-line rental income of $663,000, a loss on derivative instruments of $208,000, and write-off of deferred financing costs of $866,000. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities increased $5.5 million to $60.2 million for the three months ended March 31, 2017, compared to $54.7 million for the three months ended March 31, 2016. The increase was primarily due to an increase in capital expenditures of $3.7 million, and an increase in the change in restricted cash of $732,000.
Financing Activities. During the three months ended March 31, 2017, net cash provided by financing activities was $12.2 million, compared to $2.1 million for the three months ended March 31, 2016. The change was primarily due to an increase in net borrowings on notes payable and the Credit Facility of $23.8 million, offset by an increase in deferred financing costs paid of $11.6 million and increase in distributions to investors of $1.2 million.
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
Critical Accounting Policies and Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We believe the following critical accounting policies govern the significant judgments and estimates used in the preparation of our financial statements, which should be read in conjunction with the more complete discussion of our accounting policies and procedures included in Note 2 — Summary of Significant Accounting Policies to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016. We consider our critical accounting policies to be the following:

•	Recoverability of Real Estate Assets; and

•	Allocation of Purchase Price of Real Estate Assets.

A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2016. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the period ended December 31, 2016 and related notes thereto.
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
Conflicts of Interest
Affiliates of CR IV Advisors act as an advisor to, and our chief financial officer and one of our directors act as executive officers of, Cole Credit Property Trust V, Inc., Cole Office & Industrial REIT (CCIT II), Inc., Cole Real Estate Income Strategy (Daily NAV), Inc., Cole Office & Industrial REIT (CCIT III), Inc., and/or other real estate offerings in registration, all of which are or intend to be public, non-listed REITs offered, distributed and/or managed by affiliates of CR IV Advisors. As such, there are conflicts of interest where CR IV Advisors or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for VEREIT or another real estate program sponsored by Cole Capital, including other real estate offerings in registration, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management, among others. The compensation arrangements between affiliates of CR IV Advisors and VEREIT and these other real estate programs sponsored by Cole Capital could influence the advice provided to us. See Part I, Item 1. Business — Conflicts of Interest in our Annual Report on Form 10-K for the year ended December 31, 2016.
Off-Balance Sheet Arrangements
As of March 31, 2017 and December 31, 2016, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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
Interest Rate Risk
As of March 31, 2017, we had variable rate debt of $356.8 million, excluding any debt subject to interest rate swap agreements, and therefore, we are exposed to interest rate changes in LIBOR. As of March 31, 2017, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $1.8 million per year.
As of March 31, 2017, we had 11 interest rate swap agreements outstanding, which mature on various dates from June 2018 through July 2021, with an aggregate notional amount of $1.0 billion and an aggregate fair value of the net derivative asset of $1.8 million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of March 31, 2017, an increase of 50 basis points in interest rates would result in a change of $8.2 million to the fair value of the net derivative asset, resulting in a net derivative asset of $10.0 million. A decrease of 50 basis points in interest rates would result in a $8.4 million change to the fair value of the net derivative asset, resulting in a net derivative liability of $6.6 million.
As the information presented above includes only those exposures that existed as of March 31, 2017, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2017 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2017, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or to which our properties are the subject.

Item 1A.	Risk Factors
Except as set forth below, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.
We have paid, and may continue to pay, some of our distributions from sources other than cash flows from operations, including borrowings and proceeds from asset sales or the sale of our securities in the Offerings or future offerings, which may reduce the amount of capital we ultimately invest in real estate and may negatively impact the value of our stockholders’ investment in our common stock.
To the extent that cash flow from operations has been or is insufficient to fully cover our distributions to our stockholders, we have paid, and may continue to pay, some of our distributions from sources other than cash flow from operations. Such sources may include borrowings, proceeds from asset sales or the sale of our securities in the Offerings or future offerings. We have no limits on the amounts we may pay from sources other than cash flow from operations. The payment of distributions from sources other than cash provided by operating activities may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds, and may cause investors to experience dilution. This may negatively impact the value of our stockholders’ investment in our common stock.
During the three months ended March 31, 2017, we paid distributions of $48.0 million, including $25.9 million through the issuance of shares pursuant to the Secondary DRIP Offering. Net cash provided by operating activities for the three months ended March 31, 2017 was $49.7 million and reflected a reduction for real-estate acquisition-related expenses incurred of $1.2 million in accordance with GAAP. Our distributions for the three months ended March 31, 2017, including shares issued pursuant to the Secondary DRIP Offering, were fully funded by net cash provided by operating activities.
During the year ended December 31, 2016, we paid distributions of $194.9 million, including $109.2 million through the issuance of shares pursuant to the DRIP Offerings. Net cash provided by operating activities for the year ended December 31, 2016 was $193.7 million and reflected a reduction for real estate acquisition-related fees and expenses incurred of $4.2 million, in accordance with GAAP. The distributions paid during the year ended December 31, 2016 were covered by cash flows from operations of $193.7 million, or 99%, and proceeds from the issuance of notes payable of $1.2 million, or 1%.

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
As of March 31, 2017, we had issued approximately 331.7 million shares of our common stock in the Offerings for gross proceeds of $3.3 billion, out of which we paid $256.5 million in selling commissions and dealer manager fees and $49.5 million in organization and offering costs to CR IV Advisors or its affiliates. With the net offering proceeds and indebtedness, we have acquired $4.9 billion in real estate and related assets and incurred acquisition costs of $135.4 million, including $103.5 million in acquisition fees and expense reimbursements to CR IV Advisors.
Our share redemption program permits our stockholders to sell their shares of common stock back to us, subject to significant conditions and limitations. Under our share redemption program, we will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the Secondary DRIP Offering, net of shares redeemed to date. In addition, generally we will limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the Secondary DRIP Offering. We received redemption requests of approximately 5.5 million shares for $55.6 million in excess of the net proceeds we received from the issuance of shares under the Secondary DRIP Offering during the three months ended March 31, 2017. Management, in its discretion, limited the amount of shares redeemed for the three months ended March 31, 2017 to shares received from the Secondary DRIP Offering during the period. Until March 27, 2017, the most recently determined estimated per share NAV for purposes of our share redemption program was $9.92 per share, the estimated per share NAV as of September 30, 2016 as determined by the Board. The estimated per share NAV of $10.08 determined by the Board as of December 31, 2016 will serve as the most recent estimated value for purposes of the share redemption program, effective March 28, 2017, until such time as the Board determines a new estimated per share NAV.
In general, we redeem shares on a quarterly basis. During the three months ended March 31, 2017, we redeemed shares, including those redeemable due to death, as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 – January 31, 2017	—	$—	—	(1)
February 1, 2017 – February 28, 2017	2,731,015	$9.91	2,731,015	(1)
March 1, 2017 – March 31, 2017	31,400	$10.08	31,400	(1)
Total	2,762,415		2,762,415	(1)
____________________________________

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
Unregistered Sales of Equity Securities
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
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
Date: May 12, 2017

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

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