Form 10-Q
period 2017-09-30
COLE CREDIT PROPERTY TRUST IV, INC.
filed 2017-11-14
CIK 1498547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 9, 2017, there were approximately 310.8 million shares of common stock, par value $0.01 per share, of Cole Credit Property Trust IV, Inc. outstanding.

COLE CREDIT PROPERTY TRUST IV, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands, except share and per share amounts) (Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Investment in real estate assets:
Land	$1,193,043	$1,156,417
Buildings, fixtures and improvements	3,364,812	3,214,212
Intangible lease assets	587,189	553,149
Total real estate investments, at cost	5,145,044	4,923,778
Less: accumulated depreciation and amortization	(490,178)	(389,768)
Total real estate investments, net	4,654,866	4,534,010
Cash and cash equivalents	4,231	9,754
Restricted cash	11,002	8,040
Rents and tenant receivables, net	68,916	65,446
Due from affiliates	4	58
Prepaid expenses, derivative assets, revenue bonds and other assets	9,638	5,513
Deferred costs, net	3,270	1,514
Assets held for sale	1,594	—
Total assets	$4,753,521	$4,624,335
LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and credit facility, net	$2,454,282	$2,246,259
Accounts payable and accrued expenses	32,989	25,310
Due to affiliates	3,784	5,333
Intangible lease liabilities, net	47,607	49,075
Distributions payable	16,001	16,498
Deferred rental income, derivative liabilities and other liabilities	14,890	15,091
Total liabilities	2,569,553	2,357,566
Commitments and contingencies
Redeemable common stock and noncontrolling interest	187,056	188,938
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 490,000,000 shares authorized, 311,637,622 and 311,817,004 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	3,116	3,118
Capital in excess of par value	2,607,301	2,607,304
Accumulated distributions in excess of earnings	(613,163)	(531,567)
Accumulated other comprehensive loss	(342)	(1,024)
Total stockholders’ equity	1,996,912	2,077,831
Total liabilities, redeemable common stock, noncontrolling interest and stockholders’ equity	$4,753,521	$4,624,335
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Rental income	$94,103	$89,370	$278,354	$265,341
Tenant reimbursement income	12,921	12,426	37,954	37,599
Total revenues	107,024	101,796	316,308	302,940
Operating expenses:
General and administrative	3,270	3,246	10,301	9,735
Property operating	7,345	5,738	20,881	16,603
Real estate tax	9,276	8,612	27,646	25,939
Advisory fees and expenses	11,149	10,587	32,863	31,100
Acquisition-related	110	1,417	1,520	3,592
Depreciation and amortization	36,461	33,452	106,145	100,399
Impairment	1,658	1,430	1,658	1,430
Total operating expenses	69,269	64,482	201,014	188,798
Operating income	37,755	37,314	115,294	114,142
Other income (expense):
Interest expense and other, net	(23,335)	(20,473)	(67,968)	(58,416)
Loss recognized on equity interest re-measured to fair value	—	(652)	—	(652)
Income before real estate dispositions	14,420	16,189	47,326	55,074
Gain on dispositions of real estate, net	15,349	1,939	16,801	2,053
Net income	29,769	18,128	64,127	57,127
Net income allocated to noncontrolling interest	33	32	99	99
Net income attributable to the Company	$29,736	$18,096	$64,028	$57,028
Weighted average number of common shares outstanding:
Basic and diluted	311,649,032	311,558,083	311,698,622	311,871,727
Net income per common share:
Basic and diluted	$0.10	$0.06	$0.21	$0.18
Distributions declared per common share	$0.16	$0.16	$0.47	$0.47
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (in thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$29,769	$18,128	$64,127	$57,127
Other comprehensive income (loss)
Unrealized gain (loss) on interest rate swaps	99	3,751	(2,175)	(13,535)
Amount of loss reclassified from other comprehensive income into income as interest expense	447	2,181	2,857	6,768
Total other comprehensive income (loss)	546	5,932	682	(6,767)

Comprehensive income	30,315	24,060	64,809	50,360
Comprehensive income allocated to noncontrolling interest	33	32	99	99
Comprehensive income attributable to the Company	$30,282	$24,028	$64,710	$50,261
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
 (in thousands, except share amounts) (Unaudited)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2017	311,817,004	$3,118	$2,607,304	$(531,567)	$(1,024)	$2,077,831
Issuance of common stock	7,665,673	76	76,775	—	—	76,851
Distributions to investors	—	—	—	(145,624)	—	(145,624)
Redemptions of common stock	(7,845,055)	(78)	(78,545)	—	—	(78,623)
Changes in redeemable common stock	—	—	1,767	—	—	1,767
Comprehensive income	—	—	—	64,028	682	64,710
Balance, September 30, 2017	311,637,622	$3,116	$2,607,301	$(613,163)	$(342)	$1,996,912
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands) (Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$64,127	$57,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	104,220	99,555
Amortization of deferred financing costs	3,958	4,190
Amortization of fair value adjustment of mortgage notes payable assumed	(64)	(63)
Straight-line rental income	(7,651)	(8,888)
Bad debt expense	1,637	(1)
Equity in income of unconsolidated joint venture	—	(615)
Return on investment from unconsolidated joint venture	—	615
Impairment of real estate assets	1,658	1,430
Fair value adjustment to contingent consideration	(337)	(2,672)
Ineffectiveness of interest rate swaps	(80)	—
Write-off of deferred financing costs	896	—
Gain on disposition of real estate assets, net	(16,801)	(2,053)
Loss recognized on equity interest re-measured to fair value	—	652
Changes in assets and liabilities:
Rents and tenant receivables	1,667	139
Prepaid expenses and other assets	(1,443)	(618)
Accounts payable and accrued expenses	7,819	8,237
Deferred rental income and other liabilities	47	(1,404)
Due from affiliates	54	47
Due to affiliates	(1,549)	(161)
Net cash provided by operating activities	158,158	155,517
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(309,412)	(197,038)
Investment in revenue bonds	(2,081)	—
Return of investment in unconsolidated joint venture	—	1,033
Acquisition of unconsolidated joint venture partner's interest	—	(1,626)
Proceeds from disposition of real estate assets	97,154	25,947
Payment of property escrow deposits	(11,416)	(5,404)
Refund of property escrow deposits	11,666	6,404
Change in restricted cash	(2,962)	(1,714)
Net cash used in investing activities	(217,051)	(172,398)
Cash flows from financing activities:
Redemptions of common stock	(78,623)	(83,517)
Offering costs related to DRIP Offerings	—	(66)
Distributions to investors	(69,270)	(64,068)
Proceeds from notes payable and credit facility	1,514,706	441,420
Repayments of credit facility and notes payable	(1,300,001)	(279,315)
Payment of loan deposits	(1,064)	(3,378)
Refund of loan deposits	1,064	3,378
Deferred financing costs paid	(13,228)	(3,341)
Distributions to noncontrolling interest	(214)	(199)
Earnout liability paid	—	(1,866)
Net cash provided by financing activities	53,370	9,048
Net decrease in cash and cash equivalents	(5,523)	(7,833)
Cash and cash equivalents, beginning of period	9,754	26,316
Cash and cash equivalents, end of period	$4,231	$18,483
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited)
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

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

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
As of September 30, 2017, the Company had issued approximately 336.8 million shares of its common stock in the Offerings, including 38.5 million shares issued in the DRIP Offerings, for gross offering proceeds of $3.3 billion before organization and offering costs, selling commissions and dealer manager fees of $306.0 million. As of September 30, 2017, the Company owned 908 properties, which includes nine properties owned through a consolidated joint venture arrangement (the “Consolidated Joint Venture”), comprising 26.8 million rentable square feet of commercial space located in 45 states. As of September 30, 2017, the rentable square feet at these properties was 97.5% leased, including month-to-month agreements, if any.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”), in all material respects, and have been consistently applied in preparing the accompanying condensed consolidated financial statements.
Principles of Consolidation and Basis of Presentation
The condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC regarding interim financial reporting, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results.
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2016, and related notes thereto, set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The condensed consolidated financial statements should also be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.
The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and the Consolidated Joint Venture in which the Company has a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation.
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

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

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
As of September 30, 2017 and December 31, 2016, the Company determined that it had a controlling interest in the Consolidated Joint Venture and therefore met the GAAP requirements for consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Real Estate Investments
Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the costs of acquisition, including acquisition-related fees and certain acquisition-related expenses, construction and any tenant improvements, major improvements and betterments that extend the useful life of the real estate assets and leasing costs. All repairs and maintenance costs are expensed as incurred. In April 2017, the Company early adopted Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company’s acquisitions qualify as asset acquisitions, and as such, acquisition-related fees and certain acquisition-related expenses related to these asset acquisitions are capitalized. Prior to the adoption of ASU 2017-01, all acquisition-related fees and expenses were expensed as incurred, and all of the Company’s acquisitions were accounted for as business combinations.
The Company considers the period of future benefit of each respective asset to determine the appropriate useful life. The estimated useful lives of the Company’s real estate assets by class are generally as follows:

Buildings	40 years
Site improvements	15 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lease term
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. As part of the Company’s quarterly impairment review procedures, the Company recorded impairment charges of $1.7 million related to one property as a result of delinquent rental payments during the nine months ended September 30, 2017. As part of the Company’s quarterly impairment review procedures, the Company recorded impairment charges of $1.4 million related to one property leased to a tenant that filed for bankruptcy during the nine months ended September 30, 2016. The assumptions and uncertainties utilized in the evaluation of the impairment of real estate

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

assets are discussed in detail in Note 3 — Fair Value Measurements. See also Note 4 — Real Estate Investments for further discussion regarding real estate investment activity.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. During the nine months ended September 30, 2017, the Company identified one property as held for sale, which was sold subsequent to September 30, 2017, as discussed in Note 14 — Subsequent Events. There were no assets identified as held for sale as of December 31, 2016.
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
Investment in Held-to-Maturity Securities
The Company has investments classified as held-to-maturity securities, which consist of revenue bonds acquired in connection with the purchase of an anchored shopping center. The bonds have a 9.0% interest rate and mature on November 1, 2044. As of September 30, 2017, the Company classified these investments as held-to-maturity as the Company has the intent and ability to hold the securities to maturity. These investments are initially recognized in prepaid expenses, derivative assets, revenue bonds and other assets on the condensed consolidated balance sheets and are subsequently measured using amortized cost.
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
Redeemable Noncontrolling Interest in Consolidated Joint Venture
On June 27, 2014, the Company completed the formation of the Consolidated Joint Venture. Pursuant to the joint venture agreement, the joint venture partner has a right to exercise an option (the “Option”), which became effective on June 27, 2016, whereby the Company will be required to purchase the ownership interest of the joint venture partner at fair market value. As of September 30, 2017, the Option has not been exercised. The Company determined it had a controlling interest in the Consolidated Joint Venture and, therefore, met the GAAP requirements for consolidation. The Company recorded net income of $99,000 and paid distributions of $214,000 related to the noncontrolling interest during the nine months ended September 30, 2017. The Company recorded the noncontrolling interest of $2.4 million as temporary equity in the mezzanine section of the condensed consolidated balance sheets, due to the ability to exercise the Option being outside the control of the Company.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

Restricted Cash
The Company had $11.0 million and $8.0 million in restricted cash as of September 30, 2017 and December 31, 2016, respectively. Included in restricted cash was $3.9 million and $4.0 million held by lenders in lockbox accounts as of September 30, 2017 and December 31, 2016, respectively. As part of certain debt agreements, rents from certain encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess is disbursed to the Company. Also included in restricted cash was $7.1 million and $4.0 million held by lenders in escrow accounts for real estate taxes and other lender reserves for certain properties, in accordance with the associated lender’s loan agreement, as of September 30, 2017 and December 31, 2016, respectively.
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
The Company continually reviews receivables related to rent, including any straight-line rent, and current and future operating expense reimbursements from tenants and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is uncertain, the Company will record an increase in the allowance for uncollectible accounts. As of September 30, 2017 and December 31, 2016, the Company had an allowance for uncollectible accounts of $1.4 million and $221,000, respectively.
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by various standard setting bodies that may have an impact on the Company’s accounting and reporting. Except as otherwise stated below, the Company is currently evaluating the effect that certain of these new accounting requirements may have on the Company’s accounting and related reporting and disclosures in the Company’s condensed consolidated financial statements:
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Revenue Recognition, Accounting Standards Codification  (“ASC”) (Topic 605) and will require an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public business entities, the guidance should be applied to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company plans to use the modified retrospective approach to adopt ASU 2014-09. In accordance with the Company’s plan for the adoption of ASU 2014-09, the Company’s implementation team has identified the Company’s revenue streams, performed an in-depth review of the Company’s revenue contracts and identified the related performance obligations and is evaluating the impact on the Company’s consolidated financial statements and internal accounting processes and controls. Once ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which, as discussed below, sets forth principles for the recognition, measurement, presentation and disclosure of leases, goes into effect, ASU 2014-09 may apply to non-lease components in the lease agreements.
In February 2016, the FASB issued ASU 2016-02, which will require that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than 12 months, with the result being the recognition of a right of use asset and a lease liability and the disclosure of key information about the entity’s leasing arrangements. The lessor accounting model under ASU 2016-02 is similar to current guidance; however it limits the capitalization of initial direct leasing costs, such as internally generated costs. ASU 2016-02 retains a distinction between finance leases (i.e., capital leases under current GAAP) and operating leases. The classification criteria for distinguishing between finance leases and operating leases will be substantially similar to the classification criteria for distinguishing between capital leases and operating leases under current GAAP. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. A modified retrospective approach is required for existing

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

leases that have not expired upon adoption and provides for certain practical expedients. The Company’s implementation team has developed an inventory of all leases and is identifying any non-lease components in the lease agreements and is evaluating the impact to the Company, both as lessor and lessee, and its consolidated financial statements. Upon the adoption of ASU 2016-02, the Company will record certain expenses paid directly by a tenant that protect the Company’s interests in its properties, such as insurance and real estate taxes, and the related operating expense reimbursement revenue, with no impact on net income. Based upon a preliminary analysis, the Company does not expect the accounting for leases pursuant to which the Company is the lessor to materially change as a result of the adoption of ASU 2016-02. The Company does not expect the accounting for one ground lease pursuant to which the Company is the lessee to have a material impact on its consolidated financial statements.
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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which is intended to address diversity in practice related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted, and requires retrospective adoption unless it is impracticable to apply, in which case it is to be applied prospectively as of the earliest date practicable. The Company plans to adopt ASU 2016-15 during the fourth quarter of fiscal year 2017 and has determined that this standard is relevant to its presentation of debt prepayment and debt extinguishment costs and contingent consideration payments made after a business combination.
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
In February 2017, the FASB issued ASU No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”), which clarifies the following: (1) nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty; (2) an entity should allocate consideration to each distinct asset by applying the guidance in Topic 606 on allocating the transaction price to performance obligations; and (3) entities are required to derecognize a distinct nonfinancial asset or distinct in substance nonfinancial asset in a partial sale transaction when it (a) does not have (or ceases to have) a controlling financial interest in the legal entity that holds the asset in accordance with Subtopic 810 and (b) transfers control of the asset in accordance with Topic 606. The adoption of this standard may result in higher gains on the sale of partial real estate interests, including contributions of

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

nonfinancial assets to a joint venture or other noncontrolling investee, due to recognizing the full gain when the derecognition criteria are met and recording the retained noncontrolling interest at its fair value. ASU 2017-05 is effective for annual periods, and interim periods therein, beginning after December 15, 2017. Early adoption is permitted.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). The targeted amendments in this ASU help simplify certain aspects of hedge accounting and result in a more accurate portrayal of the economics of an entity’s risk management activities in its financial statements. This ASU applies to the Company’s interest rate swaps designated as cash flow hedges. Upon adoption of this ASU, all changes in the fair value of highly effective cash flow hedges will be recorded in accumulated other comprehensive income rather than recognized directly in earnings. Under current U.S. GAAP, the ineffective portion of the change in fair value of cash flow hedges is recognized directly in earnings. This eliminates the requirement to separately measure and disclose ineffectiveness for qualifying cash flow hedges. ASU 2017-12 is effective for public entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The ASU is required to be adopted using a modified retrospective approach with early adoption permitted. The Company plans to adopt ASU 2017-12 during the first quarter of fiscal year 2018 and does not expect that it will have a material impact on its consolidated financial statements.
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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Notes payable and credit facility — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of September 30, 2017, the estimated fair value of the Company’s debt was $2.48 billion, compared to the carrying value of $2.47 billion. The estimated fair value of the Company’s debt as of December 31, 2016 was $2.25 billion, compared to the carrying value of $2.26 billion.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2017 and December 31, 2016, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Revenue bonds — The fair value estimates of the Company’s revenue bonds are based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques including discounted cash flow analysis. This analysis reflects the contractual terms of the bonds, including the period to maturity, and uses unobservable market-based inputs, including discount rates ranging from 7.75% to 9.0%. As a result, the Company has determined that its revenue bonds are classified in Level 3 of the fair value hierarchy. As of September 30, 2017, the estimated fair value of the Company’s revenue bonds was $2.1 million.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of September 30, 2017 and December 31, 2016, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
Items Measured at Fair Value on a Recurring Basis
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 (in thousands):

	Balance as of September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Interest rate swaps	$3,178	$—	$3,178	$—
Total financial assets	$3,178	$—	$3,178	$—
Financial liabilities:
Interest rate swaps	$(3,440)	$—	$(3,440)	$—
Total financial liabilities	$(3,440)	$—	$(3,440)	$—

	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Interest rate swaps	$2,327	$—	$2,327	$—
Total financial assets	$2,327	$—	$2,327	$—
Financial liabilities:
Interest rate swaps	$(3,351)	$—	$(3,351)	$—
Contingent consideration	(337)	—	—	(337)
Total financial liabilities	$(3,688)	$—	$(3,351)	$(337)

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

The following are reconciliations of the changes in financial assets and liabilities with Level 3 inputs in the fair value hierarchy for the nine months ended September 30, 2017 and 2016 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning Balance, December 31, 2016	$(337)
Purchases and fair value adjustments:
Purchases	2,081
Fair value adjustments	337
Ending Balance, September 30, 2017	$2,081

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning Balance, December 31, 2015	$(4,538)
Purchases and fair value adjustments:
Purchases	(332)
Fair value adjustments	2,672
Payments made	1,866
Ending Balance, September 30, 2016	$(332)
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
As discussed in Note 4 — Real Estate Investments, during the nine months ended September 30, 2017, real estate assets related to one property totaling approximately 5,000 square feet were deemed to be impaired, and its carrying value was reduced to an estimated fair value of $1.0 million, resulting in impairment charges of $1.7 million. During the nine months ended September 30, 2016, real estate assets related to one property totaling approximately 7,000 square feet were deemed to be impaired, and its carrying value was reduced to an estimated fair value of $1.4 million, resulting in impairment charges of $1.4 million. The Company estimates fair values using Level 3 inputs and using a combined income and market approach, specifically using discounted cash flow analysis and recent comparable sales transactions. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgment and to make certain key assumptions, including, but not limited to, the following: (1) terminal capitalization; (2) discount rates; (3) the number of years the property will be held; (4) property operating expenses; and (5) re-leasing assumptions, including the number of months to re-lease, market rental income and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and the future performance and sustainability of the Company’s tenants.
The following table presents the impairment charges by asset class recorded during the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,
	2017	2016
Asset class impaired:
Land	375	$502
Buildings, fixtures and improvements	887	713
Intangible lease assets	396	215
Total impairment loss	$1,658	$1,430

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

NOTE 4 — REAL ESTATE INVESTMENTS
2017 Property Acquisitions
During the nine months ended September 30, 2017, the Company acquired 40 commercial properties for an aggregate purchase price of $300.5 million (the “2017 Acquisitions”), of which 36 were determined to be asset acquisitions and four were accounted for as business combinations as they were acquired prior to the adoption of ASU 2017-01 in April 2017. The Company funded the 2017 Acquisitions with net cash provided by operations and available borrowings.
The following table summarizes the consideration transferred for the properties purchased during the nine months ended September 30, 2017 (in thousands):

2017 Acquisitions
Investments in real estate:
Purchase price of asset acquisitions	$245,138
Purchase price of business combinations	55,386
Total purchase price of real estate investments acquired (1)	$300,524
______________________

(1)
The weighted average amortization period for the 2017 Acquisitions is 16.6 years for acquired in-place leases and other intangibles, 13.6 years for acquired above-market leases and 8.5 years for acquired intangible lease liabilities.

During the nine months ended September 30, 2017, the Company acquired a 100% interest in 36 commercial properties for an aggregate purchase price of $245.1 million, which were accounted for as asset acquisitions (the “2017 Asset Acquisitions”). The aggregate purchase price includes $5.9 million of external acquisition-related expenses that were capitalized in accordance with ASU 2017-01. Prior to the adoption of ASU 2017-01, costs related to property acquisitions were expensed as incurred. The following table summarizes the purchase price allocation for the 2017 Asset Acquisitions purchased during the nine months ended September 30, 2017 (in thousands):

2017 Asset Acquisitions
Land	$32,583
Buildings, fixtures and improvements	173,681
Acquired in-place leases and other intangibles	36,733
Acquired above-market leases	3,624
Revenue bonds	2,081
Intangible lease liabilities	(3,564)
Total purchase price	$245,138
During the nine months ended September 30, 2017, the Company acquired a 100% interest in four commercial properties for an aggregate purchase price of $55.4 million, which were accounted for as business combinations (the “2017 Business Combination Acquisitions”). The purchase price allocation for each of the Company’s 2017 Business Combination Acquisitions is preliminary and subject to change as the Company finalizes the allocations, which the Company expects will be prior to the end of the current fiscal year. The Company preliminarily allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the preliminary purchase price allocations for the 2017 Business Combination Acquisitions purchased during the nine months ended September 30, 2017 (in thousands):

2017 Business Combination Acquisitions
Land	$9,873
Buildings, fixtures and improvements	41,186
Acquired in-place leases and other intangibles	5,974
Acquired above-market leases	988
Intangible lease liabilities	(2,635)
Total purchase price	$55,386

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

The Company recorded revenue for the three and nine months ended September 30, 2017 of $1.3 million and $3.6 million, respectively, and net income of $491,000 and $163,000 for the three and nine months ended September 30, 2017, respectively, related to the 2017 Business Combination Acquisitions. In addition, the Company recorded $1.3 million of acquisition-related expenses for the nine months ended September 30, 2017, which is included in acquisition-related expenses on the condensed consolidated statements of operations.
The following information summarizes selected financial information of the Company as if all of the 2017 Business Combination Acquisitions were completed on January 1, 2016 for each period presented below. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the three and nine months ended September 30, 2017 and 2016, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Pro forma basis:
Revenue	$107,024	$103,140	$316,619	$306,864
Net income	$29,736	$18,374	$65,114	$56,740
The pro forma information for the nine months ended September 30, 2017 was adjusted to exclude $1.3 million of acquisition-related fees and expenses recorded during such periods related to the 2017 Business Combination Acquisitions. Accordingly, these expenses were instead recognized in the pro forma information for the nine months ended September 30, 2016.
The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2016, nor does it purport to represent the results of future operations.
2017 Property Dispositions
During the nine months ended September 30, 2017, the Company disposed of 14 retail properties for an aggregate gross sales price of $98.6 million, resulting in proceeds of $64.1 million after closing costs and the repayment of the $33.0 million variable rate debt secured by one of the disposed properties and a gain of $16.8 million. No disposition fees were paid to CR IV Advisors or its affiliates in connection with the sale of the properties and the Company has no continuing involvement with these properties. The gain on sale of real estate is included in gain on disposition of real estate, net in the consolidated statements of operations.
2017 Impairment of a Property
The Company performs quarterly impairment review procedures, primarily through continuous monitoring of events and changes in circumstances that could indicate that the carrying value of certain of its real estate assets may not be recoverable. See Note 2 — Summary of Significant Accounting Policies for a discussion of the Company’s accounting policies regarding impairment of real estate assets.
During the nine months ended September 30, 2017, one property with a carrying value of $2.7 million was deemed to be impaired and its carrying value was reduced to an estimated fair value of $1.0 million, resulting in impairment charges of $1.7 million, which were recorded in the condensed consolidated statements of operations. See Note 3 — Fair Value Measurements for a further discussion regarding these impairment charges.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

2016 Property Acquisitions
During the nine months ended September 30, 2016, the Company acquired 14 commercial properties for an aggregate purchase price of $197.0 million (the “2016 Acquisitions”). The 2016 Acquisitions were accounted for as business combinations. The Company funded the 2016 Acquisitions with net proceeds from the Initial DRIP Offering, net cash provided by operations and available borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocations for the 2016 Acquisitions (in thousands):

2016 Acquisitions
Land	$45,741
Buildings, fixtures and improvements	134,375
Acquired in-place leases and other intangibles (1)	16,807
Acquired above-market leases (2)	3,398
Intangible lease liabilities (3)	(3,295)
Total purchase price	$197,026
____________________________________

(1)	The weighted average amortization period for acquired in-place leases and other intangibles was 7.2 years for the 2016 Acquisitions.

(2)	The weighted average amortization period for acquired above-market leases was 5.2 years for the 2016 Acquisitions.

(3)	The weighted average amortization period for acquired intangible lease liabilities was 6.1 years for the 2016 Acquisitions.
The Company recorded revenue for the three and nine months ended September 30, 2016 of $3.4 million and $5.3 million, respectively, and a net loss for the three and nine months ended September 30, 2016 of $313,000 and $2.1 million, respectively, related to the 2016 Acquisitions.
The following information summarizes selected financial information of the Company as if all of the 2016 Acquisitions were completed on January 1, 2015 for each period presented below. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the three and nine months ended September 30, 2016 and 2015, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Pro forma basis:
Revenue	$103,315	$98,982	$311,312	$284,660
Net income	$17,973	$18,728	$58,777	$51,839
The pro forma information for the three and nine months ended September 30, 2016 was adjusted to exclude $1.4 million and $3.6 million, respectively, of acquisition-related fees and expenses recorded during the three and nine months ended September 30, 2016. Accordingly, these costs were instead recognized in the pro forma information for the three and nine months ended September 30, 2015.
The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2015, nor does it purport to represent the results of future operations.
2016 Property Dispositions
During the nine months ended September 30, 2016, the Company disposed of three retail properties and one anchored shopping center for an aggregate gross sales price of $26.6 million, resulting in proceeds of $25.9 million after closing costs and a gain of $2.1 million. No disposition fees were paid to CR IV Advisors or its affiliates in connection with the sale of the properties and the Company has no continuing involvement with these properties. The gain on sale of real estate is included in gain on disposition of real estate, net in the consolidated statements of operations.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

2016 Impairment of a Property
During the nine months ended September 30, 2016, one property with a carrying value of $2.8 million was deemed to be impaired and its carrying value was reduced to an estimated fair value of $1.4 million, resulting in impairment charges of $1.4 million, which were recorded in the condensed consolidated statements of operations.
2016 Unconsolidated Joint Venture
During the nine months ended September 30, 2016, the Company acquired the partner’s (the “Unconsolidated Joint Venture Partner”) approximately 10% interest in a multi-tenant property comprising 176,000 rentable square feet of commercial space (the “Unconsolidated Joint Venture”). The Company has determined that this transaction qualified as a business combination to be accounted for under the acquisition method. Accordingly, the assets and liabilities of this transaction were recorded in the Company’s condensed consolidated balance sheets at their estimated fair value as of the acquisition date. The fair value of the assets acquired, liabilities assumed and equity interests were estimated using significant assumptions consistent with the Company’s policy concerning the allocation of the purchase price of real estate assets, including current market rental rates, rental growth rates, capitalization and discount rates, interest rates and other variables. The results of this transaction are included in the Company’s condensed consolidated statements of operations beginning September 22, 2016.
The following table summarizes the transaction related to the business combination, including the preliminary amounts recognized for assets acquired and liabilities assumed, as indicated (in thousands):

September 22, 2016
Carrying value of the Company’s equity interest before business combination (1)	$18,952
Fair value of amounts recognized for assets acquired and liabilities assumed:
Land	4,685
Buildings, fixtures and improvements	11,615
Acquired in-place leases and other intangibles	1,340
Acquired above-market leases	1,168
Intangible lease liabilities	(618)
Other assets and liabilities	110
Total net assets	18,300
Loss recognized on equity interest re-measured to fair value	$(652)
____________________________________
(1)    Includes $1.6 million of cash paid to the Unconsolidated Joint Venture Partner.
Consolidated Joint Venture
As of September 30, 2017, the Company had an interest in a Consolidated Joint Venture that owns and manages nine properties, with total assets of $52.7 million, which included $52.1 million of real estate assets, net of accumulated depreciation and amortization of $4.8 million, and total liabilities of $769,000. The Consolidated Joint Venture does not have any debt outstanding as of September 30, 2017. The Company has the ability to control operating and financial policies of the Consolidated Joint Venture. There are restrictions on the use of these assets as the Company would generally be required to obtain the partner’s (the “Consolidated Joint Venture Partner”) approval in accordance with the joint venture agreement for any major transactions. The Company and the Consolidated Joint Venture Partner are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

NOTE 5 — INTANGIBLE LEASE ASSETS
Intangible lease assets consisted of the following as of September 30, 2017 and December 31, 2016 (in thousands, except weighted average life remaining):

	September 30, 2017	December 31, 2016
In-place leases and other intangibles, net of accumulated amortization of $155,772 and $125,620, respectively (with a weighted average life remaining of 10.6 and 10.7 years, respectively)
	$363,977	$364,038
Acquired above-market leases, net of accumulated amortization of $23,888 and $18,723, respectively
(with a weighted average life remaining of 8.8 and 8.9 years, respectively)	43,552	44,768
	$407,529	$408,806
Amortization of the above-market leases is recorded as a reduction to rental revenue, and amortization expense for the in-place leases and other intangibles is included in depreciation and amortization in the accompanying condensed consolidated statements of operations. The following table summarizes the amortization expense related to the intangible lease assets for the three and nine months ended September 30, 2017 and September 30, 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
In-place lease and other intangible amortization	$12,567	$11,055	$35,402	$34,486
Above-market lease amortization	$1,877	$1,705	$5,498	$4,901
As of September 30, 2017, the estimated amortization expense relating to the intangible lease assets for each of the five succeeding fiscal years is as follows (in thousands):

	Amortization Expense
	In-Place Leases and Other Intangibles	Above-Market Leases
Remainder of 2017	$10,923	$1,774
2018	$42,289	$6,397
2019	$38,454	$5,299
2020	$36,120	$4,724
2021	$32,685	$4,100
NOTE 6 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. As of September 30, 2017, the Company had 12 executed interest rate swap agreements. The following table summarizes the terms of the Company’s 11 interest rate swap agreements designated as hedging instruments effective as of September 30, 2017 and December 31, 2016 (dollar amounts in thousands):

		Outstanding Notional				Fair Value of Assets and (Liabilities)
	Balance Sheet	Amount as of	Interest	Effective	Maturity	September 30,	December 31,
	Location	September 30, 2017	Rates (1)	Dates	Dates	2017	2016
Interest Rate Swaps	Prepaid expenses, derivative assets, revenue bonds and other assets	$690,066	2.55% to 3.91%	6/30/2015 to 9/1/2016	8/15/2018 to 7/1/2021	$3,178	$2,327
Interest Rate Swaps	Deferred rental income, derivative liabilities and other liabilities	$338,737	3.46% to 4.75%	6/24/2013 to 8/23/2013	6/24/2018 to 8/24/2020	$(923)	$(3,351)
____________________________________

(1)	The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of September 30, 2017.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

During the nine months ended September 30, 2017, the Company entered into one interest rate swap agreement associated with a $811.7 million notional amount, effective on August 15, 2018. The following table summarizes the terms of this interest rate swap agreement designated as a hedging instrument as of September 30, 2017 and December 31, 2016 (dollar amounts in thousands):

		Outstanding Notional				Fair Value of Liability
	Balance Sheet	Amount as of	Interest	Effective	Maturity	September 30,	December 31,
	Location	September 30, 2017	Rate (1)	Date	Date	2017	2016
Interest Rate Swap	Deferred rental income, derivative liabilities and other liabilities	$811,666	3.77%	8/15/2018	3/15/2021	$(2,517)	$—
____________________________________

(1)	The interest rate consists of the underlying index swapped to a fixed rate and the applicable interest rate spread as of September 30, 2017.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the effective portion of the derivative instruments that are designated as hedges is recorded in other comprehensive income (loss), with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the three months ended September 30, 2017 and 2016, the amounts reclassified were $447,000 and $2.2 million, respectively, and for the nine months ended September 30, 2017 and 2016, the amounts reclassified were $2.9 million and $6.8 million, respectively. During the next 12 months, the Company estimates that an additional $180,000 will be reclassified from other comprehensive income (loss) as an increase to interest expense.
Any ineffective portion of the change in fair value of the derivative instruments is recorded in interest expense. During the nine months ended September 30, 2017, $79,000 of the change in the fair value of the interest rate swaps was considered ineffective. There were no portions of the change in the fair value of the interest rate swaps that were considered ineffective during the nine months ended September 30, 2016.
The Company has agreements with each of its derivative counterparties that contain provisions whereby if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value, inclusive of interest payments, of $3.7 million at September 30, 2017. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of September 30, 2017.
NOTE 7 — NOTES PAYABLE AND CREDIT FACILITY
As of September 30, 2017, the Company had $2.5 billion of debt outstanding, including net deferred financing costs, with weighted average years to maturity of 4.5 years and a weighted average interest rate of 3.5%. The weighted average years to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date. Should a loan not be repaid by its scheduled repayment date, the applicable interest rate will increase as specified in the respective loan agreement. The following table summarizes the debt balances as of September 30, 2017 and December 31, 2016, and the debt activity for the nine months ended September 30, 2017 (in thousands):

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

		During the Nine Months Ended September 30, 2017
	Balance as of December 31, 2016	Debt Issuances & Assumptions (1)	Repayments and Modifications		Accretion and (Amortization)	Balance as of September 30, 2017
Fixed rate debt	$1,164,622	$53,206	$(335)		$—	$1,217,493
Variable rate debt	53,500	—	(33,000)		—	20,500
Credit facility	1,039,666	1,461,500	(1,266,666)		—	1,234,500
Total debt	2,257,788	1,514,706	(1,300,001)		—	2,472,493
Net premiums (2)	506	—	—		(65)	441
Deferred costs (3)	(12,035)	(10,078)	717	(4)	2,744	(18,652)
Total debt, net	$2,246,259	$1,504,628	$(1,299,284)		$2,679	$2,454,282
____________________________________

(1)	Includes deferred financing costs incurred during the period.

(2)
Net premiums on mortgage notes payable were recorded upon the assumption of the respective debt instruments. Amortization of these net premiums is recorded as a reduction to interest expense over the remaining term of the respective debt instruments using the effective-interest method.

(3)	Deferred costs relate to mortgage notes payable and the term portion of the Credit Facility (as defined below).

(4)
Includes $503,000 of deferred financing costs of the term portion of the Credit Facility written off during the period resulting from the Second Amended and Restated Credit Agreement, as defined below.

As of September 30, 2017, the fixed rate debt outstanding of $1.2 billion included $217.1 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rates per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 2.6% to 5.0% per annum. The fixed rate debt outstanding matures on various dates from June 2018 through October 2025. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $2.2 billion as of September 30, 2017. Each of the mortgage notes payable, comprising the fixed rate debt, is secured by the respective properties on which the debt was placed. As of September 30, 2017, the variable rate debt outstanding of $20.5 million had a weighted average interest rate of 4.5%. The variable rate debt outstanding matures on February 26, 2020. With respect to the Company’s $24.2 million of debt maturing within the next year, the Company expects to use borrowings available under the Credit Facility or enter into new financing arrangements in order to meet its debt obligations. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the variable rate debt outstanding was $40.8 million as of September 30, 2017.
During the nine months ended September 30, 2017, the Company entered into a second amended and restated unsecured credit agreement (the “Second Amended and Restated Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent (“JPMorgan Chase”), and the other lenders party thereto that provides for borrowings of up to $1.40 billion, which includes a $1.05 billion unsecured term loan (the “Term Loan”) and up to $350.0 million in unsecured revolving loans (the “Revolving Loans” and collectively, with the Term Loan, the “Credit Facility”). The Term Loan matures on March 15, 2022 and the Revolving Loans mature on March 15, 2021; however, the Company has the right to extend the maturity date of the Revolving Loans to March 15, 2022.
Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month London Interbank Offered Rate (“LIBOR”) multiplied by the statutory reserve rate (the “Eurodollar Rate”) plus an interest rate spread ranging from 1.65% to 2.25% or (ii) a base rate, ranging from 0.65% to 1.25%, plus the greater of: (a) JPMorgan Chase’s Prime Rate; (b) the Federal Funds Effective Rate (as defined in the Second Amended and Restated Credit Agreement) plus 0.50%; or (c) the one-month LIBOR multiplied by the statutory reserve rate plus 1.00%. As of September 30, 2017, the Revolving Loans outstanding totaled $184.5 million at a weighted average interest rate of 3.0%. As of September 30, 2017, the Term Loan outstanding totaled $1.05 billion, $811.7 million of which is subject to interest rate swap agreements (the “Swapped Term Loan”). The interest rate swap agreements had the effect of fixing the Eurodollar Rate per annum of the Swapped Term Loan. As of September 30, 2017, the weighted average all-in rate for the Swapped Term Loan was 3.2%. As of September 30, 2017, the Company had $1.23 billion outstanding under the Credit Facility at a weighted average interest rate of 3.1% and $164.9 million in unused capacity, subject to borrowing availability.
The Second Amended and Restated Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Second Amended and Restated Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to the sum of (i) $2.0 billion plus (ii) 75% of the equity issued minus (iii) the aggregate amount of any redemptions or similar transaction from the date of the Second Amended

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

and Restated Credit Agreement, a leverage ratio less than or equal to 60%, a fixed charge coverage ratio greater than 1.50, an unsecured debt to unencumbered asset value ratio equal to or less than 60%, an unsecured debt service coverage ratio greater than 1.75, a secured debt ratio equal to or less than 40% and the amount of secured debt that is recourse debt at no greater than 15% of total asset value. The Company believes it was in compliance with the financial covenants under the Second Amended and Restated Credit Agreement, as well as the financial covenants under the Company’s various fixed and variable rate debt agreements, as of September 30, 2017.
Maturities
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt subsequent to September 30, 2017 for each of the five succeeding fiscal years and the period thereafter (in thousands):

Principal Repayments
Remainder of 2017	$116
2018	24,211
2019	49,799
2020	333,215
2021	285,102
Thereafter	1,780,050
Total	$2,472,493
NOTE 8 — INTANGIBLE LEASE LIABILITIES
Intangible lease liabilities of the Company consisted of the following as of September 30, 2017 and December 31, 2016 (in thousands, except weighted average life):

	September 30, 2017	December 31, 2016
Acquired below-market liabilities, net of accumulated amortization of $29,396 and $23,241, respectively (with a weighted average life remaining of 7.6 and 7.8 years, respectively)
	$47,607	$49,075
Amortization of below-market leases is recorded as an increase to rental revenue in the accompanying condensed consolidated statements of operations. The following table summarizes the amortization of intangible lease liabilities for the three and nine months ended September 30, 2017 and September 30, 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Amortization of below-market leases	$2,898	$2,012	$7,469	$5,788
As of September 30, 2017, the estimated amortization of the intangible lease liabilities for each of the five succeeding fiscal years is as follows (in thousands):

Amortization of Below-Market Leases
Remainder of 2017	$2,329
2018	$8,372
2019	$7,508
2020	$6,703
2021	$4,573

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

NOTE 9 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the nine months ended September 30, 2017 and 2016 are as follows (in thousands):

	Nine Months Ended September 30,
	2017	2016
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$16,001	$15,969
Accrued capital expenditures	$535	$1,115
Accrued deferred financing costs	$—	$4
Common stock issued through distribution reinvestment plan	$76,851	$82,383
Change in fair value of interest rate swaps	$682	$(6,767)
Contingent consideration recorded upon property acquisitions	$—	$332
Consolidation of real estate joint venture	$—	$18,300
Supplemental Cash Flow Disclosures:
Interest paid	$63,045	$54,401
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

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

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
Disposition fees
If CR IV Advisors or its affiliates provide a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more properties (or the Company’s entire portfolio), the Company will pay CR IV Advisors or its affiliates a disposition fee in an amount equal to up to one-half of the real estate or brokerage commission paid by the Company to third parties on the sale of such property, not to exceed 1.0% of the contract price of the property sold; provided, however, in no event may the total disposition fees paid to CR IV Advisors, its affiliates and unaffiliated third parties exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. During the three and nine months ended September 30, 2017 and 2016, no disposition fees were incurred for any such services provided by CR IV Advisors or its affiliates.
Subordinated performance fees
If the Company is sold or its assets are liquidated, CR IV Advisors will be entitled to receive a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after investors have received, from regular distributions plus special distributions paid from proceeds of such sale, a return of their net capital invested and an 8.0% annual cumulative, non-compounded return. Alternatively, if the Company’s shares are listed on a national securities exchange, CR IV Advisors will be entitled to a subordinated performance fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing, exceeds the sum of the total amount of capital raised from investors and the amount of distributions necessary to generate an 8.0% annual cumulative, non-compounded return to investors. As an additional alternative, upon termination of the advisory agreement, CR IV Advisors may be entitled to a subordinated performance fee similar to the fee to which CR IV Advisors would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination. During the three and nine months ended September 30, 2017 and 2016, no subordinated performance fees were incurred related to any such events.
The Company recorded fees and expense reimbursements as shown in the table below for services provided by CR IV Advisors or its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Acquisition fees and expenses	$2,338	$2,087	$6,336	$4,442
Advisory fees and expenses	$11,149	$10,587	$32,863	$31,100
Operating expenses	$1,072	$1,121	$3,495	$3,135
Of the amounts shown above, $3.8 million and $5.5 million had been incurred, but not yet paid, for services provided by CR IV Advisors or its affiliates in connection with the acquisition and operations activities during the nine months ended September 30, 2017 and 2016, respectively, and such amounts were recorded as liabilities of the Company as of such dates.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

Due to/from Affiliates
As of September 30, 2017 and December 31, 2016, $3.8 million and $5.3 million, respectively, had been incurred primarily for advisory and operating expenses by CR IV Advisors or its affiliates, but had not yet been reimbursed by the Company. These amounts were included in due to affiliates in the condensed consolidated balance sheets for such periods.
As of September 30, 2017 and December 31, 2016, $4,000 and $58,000, respectively, were due from CR IV Advisors or its affiliates related to amounts received by affiliates of the advisor which were due to the Company.
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
NOTE 13 — OPERATING LEASES
The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2017, the leases had a weighted-average remaining term of 9.8 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. As of September 30, 2017, the future minimum rental income from the Company’s investment in real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, was as follows (in thousands):

Future Minimum Rental Income
Remainder of 2017	$92,490
2018	358,539
2019	343,351
2020	330,829
2021	314,676
Thereafter	2,242,089
Total	$3,681,974
NOTE 14 — SUBSEQUENT EVENTS
The following events occurred subsequent to September 30, 2017:
Redemption of Shares of Common Stock
Subsequent to September 30, 2017, the Company redeemed approximately 2.5 million shares pursuant to the Company’s share redemption program for $25.0 million (at an average price per share of $10.08). Management, in its discretion, limited the amount of shares redeemed for the three months ended September 30, 2017 to shares issued in the DRIP Offerings during the respective period. The remaining redemption requests totaling approximately 9.8 million shares went unfulfilled.
Investment in Real Estate Assets
Subsequent to September 30, 2017, the Company acquired one commercial real estate property for a purchase price of $3.2 million. The Company has not completed its initial purchase price allocation with respect to this property and therefore cannot provide similar disclosures to those included in Note 4 — Real Estate Investments in these condensed consolidated financial statements for this property.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

Property Disposition
As of September 30, 2017, one property was classified as held for sale, as discussed in Note 2 — Summary of Significant Accounting Policies. Subsequent to September 30, 2017, the Company disposed of this property for a gross sales price of $1.9 million, resulting in proceeds of $1.9 million after closing costs and a gain of $242,000. No disposition fees were paid to CR IV Advisors or its affiliates in connection with the sale of the property and the Company has no continuing involvement with this property.
Sale of Cole Capital
On November 13, 2017 the parent of the Company’s sponsor entered into a purchase and sale agreement to sell its ownership interest in the Company’s sponsor. The completion of this sale is subject to the receipt of regulatory approvals and other customary closing conditions and is expected to occur at the end of the fourth quarter of 2017 or during the first quarter of 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. Certain risks may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a complete discussion of such risk factors, see Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in “Part I — Financial Information” of this Quarterly Report on Form 10-Q, including the notes to the condensed consolidated financial statements contained therein, and the terms “we,” “us,” “our” and the “Company” refer to Cole Credit Property Trust IV, Inc.
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
The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.

•	We are subject to risks associated with tenant, geographic and industry concentrations with respect to our properties.

•	Our properties, intangible assets and other assets may be subject to impairment charges.

•	We could be subject to unexpected costs or unexpected liabilities that may arise from potential dispositions of properties.

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
We ceased issuing shares in our Offering on April 4, 2014 and in the Initial DRIP Offering effective as of June 30, 2016, but will continue to issue shares of common stock under the Secondary DRIP Offering until a liquidity event occurs, such as the listing of our shares on a national securities exchange or the sale of our company, or the Secondary DRIP Offering is otherwise terminated by the Board. We expect that property acquisitions in 2017 and future periods will be funded by proceeds from financing of the acquired properties, cash flows from operations and the strategic sale of properties and other investments.
On September 27, 2015, the Board established an estimated value of our common stock, as of August 31, 2015, of $9.70 per share for purposes of assisting broker-dealers that participated in the Offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340. On November 10, 2016, the Board established an updated estimated per share NAV of our common stock, as of September 30, 2016, of $9.92 per share. On March 24, 2017, the Board established an updated estimated per share NAV of our common stock, as of December 31, 2016, of $10.08 per share.
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our indebtedness and acquisition and operating expenses. Rental and other property income accounted for 88% of our total revenue for both the three and nine months ended September 30, 2017 and 2016. As 97.5% of our rentable square feet was under lease, including any month-to-month agreements, as of September 30, 2017 with a weighted average remaining lease term of 9.8 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. CR IV Advisors regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If CR IV Advisors identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property or identifying a possible replacement tenant should the current tenant fail to perform on the lease.

Operating Highlights and Key Performance Indicators
2017 Activity

•	Acquired 40 commercial properties for an aggregate purchase price of $300.5 million.

•	Disposed of 14 retail properties for an aggregate sales price of $98.6 million.

•
Entered into the Second Amended and Restated Credit Agreement that increased the allowable borrowings and extended the maturity dates associated with the original amended and restated unsecured credit facility.

•	Total debt increased by $214.7 million, from $2.26 billion to $2.47 billion.
Portfolio Information
As of September 30, 2017, we owned 908 properties located in 45 states, the gross rentable square feet of which was 97.5% leased, including any month-to-month agreements, with a weighted average lease term remaining of 9.8 years. During the nine months ended September 30, 2017, we disposed of 14 properties for an aggregate sales price of $98.6 million. As of September 30, 2017, no single tenant accounted for greater than 10% of our 2017 annualized rental income. As of September 30, 2017, we had certain geographic and industry concentrations in our property holdings. In particular, as of September 30, 2017, 77 of our properties were located in California, which accounted for 10% of our 2017 annualized rental income. In addition, we had tenants in the discount store and pharmacy industries, which accounted for 14% and 10%, respectively, of our 2017 annualized rental income.
The following table shows the property statistics of our real estate assets, which exclude uncompleted development projects and any properties owned through unconsolidated joint ventures, as of September 30, 2017 and 2016:

	September 30,
	2017	2016
Number of commercial properties	908	882
Rentable square feet (in thousands) (1)	26,837	26,454
Percentage of rentable square feet leased	97.5%	98.5%
Percentage of investment-grade tenants (2)	34.0%	36.2%

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

The following table summarizes our real estate investment activity during the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Commercial properties acquired (1)	13	6	40	14
Purchase price of acquired properties (in thousands)	$113,857	$97,086	$300,524	$197,026
Rentable square feet (in thousands) (2)	516	592	1,352	1,175
____________________________________
(1) Excludes a property owned through the Unconsolidated Joint Venture that was consolidated during the nine months ended September 30, 2016.
(2) Includes square feet of buildings on land parcels subject to ground leases.

Results of Operations
The following table provides summary information about our results of operations for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		2017 vs. 2016 Increase (Decrease)	Nine Months Ended September 30,		2017 vs. 2016 Increase (Decrease)
	2017	2016		2017	2016
Total revenues	$107,024	$101,796	$5,228	$316,308	$302,940	$13,368
General and administrative expenses	$3,270	$3,246	$24	$10,301	$9,735	$566
Property operating expenses	$7,345	$5,738	$1,607	$20,881	$16,603	$4,278
Real estate tax expenses	$9,276	$8,612	$664	$27,646	$25,939	$1,707
Advisory fees and expenses	$11,149	$10,587	$562	$32,863	$31,100	$1,763
Acquisition-related expenses	$110	$1,417	$(1,307)	$1,520	$3,592	$(2,072)
Depreciation and amortization	$36,461	$33,452	$3,009	$106,145	$100,399	$5,746
Operating income	$37,755	$37,314	$441	$115,294	$114,142	$1,152
Interest expense and other, net	$23,335	$20,473	$2,862	$67,968	$58,416	$9,552
Net income attributable to the Company	$29,736	$18,096	$11,640	$64,028	$57,028	$7,000
Revenue
Our revenues consist primarily of rental and other property income from net leased commercial properties. We also incur certain operating expenses that are subject to reimbursement by our tenants, which results in tenant reimbursement income.
The increase in revenue of $5.2 million and $13.4 million during the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016, was primarily due to the acquisition of 41 rental income-producing properties subsequent to September 30, 2016. Rental income from net leased commercial properties accounted for 88% of our total revenue for both the three and nine months ended September 30, 2017 and 2016. We also incurred certain operating expenses subject to reimbursement by our tenants, which resulted in $12.9 million and $38.0 million of tenant reimbursement income during the three and nine months ended September 30, 2017, respectively, compared to $12.4 million and $37.6 million, respectively, during the same periods in 2016.
General and Administrative Expenses
The primary general and administrative expense items are operating expense reimbursements to our advisor, escrow and trustee fees, state franchise and income taxes, office expenses and accounting fees.
The increase in general and administrative expenses of $24,000 and $566,000 during the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016, was primarily due to increases in operating expense reimbursements to our advisor during the three and nine months ended September 30, 2017, primarily as a result of the acquisition of 41 additional rental income-producing properties subsequent to September 30, 2016.
Property Operating Expenses
Property operating expenses such as property repairs, maintenance and property-related insurance include both reimbursable and non-reimbursable property expenses. We are reimbursed by tenants for certain property operating expenses in accordance with the respective lease agreements.
The increase in property operating expenses of $1.6 million and $4.3 million during the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016, was primarily due to the acquisition and management of 41 additional rental income-producing properties subsequent to September 30, 2016, as well as recognizing a full period of property operating expenses on six and 14 properties acquired during the three and nine months ended September 30, 2016, respectively.

Real Estate Tax Expenses
The increase in real estate tax expenses of $664,000 and $1.7 million during the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016, was primarily due to the acquisition of 41 additional rental income-producing properties subsequent to September 30, 2016, as well as recognizing a full period of real estate tax expenses on six and 14 properties acquired during the three and nine months ended September 30, 2016, respectively.
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
The increase in advisory fees and expenses of $562,000 during the three months ended September 30, 2017, as compared to the same period in 2016, was due to an increase in our average invested assets to $5.6 billion over the three months ended September 30, 2017, compared to $5.2 billion over the three months ended September 30, 2016.
The increase in advisory fees and expenses of $1.8 million during the nine months ended September 30, 2017, as compared to the same period in 2016, was due to an increase in our average invested assets to $5.5 billion over the nine months ended September 30, 2017, compared to $5.2 billion over the nine months ended September 30, 2016.
Acquisition-Related Expenses
We reimburse CR IV Advisors or its affiliates for acquisition-related expenses incurred in the process of acquiring a property or the origination or acquisition of a loan, so long as the total acquisition fees and expenses relating to the transaction do not exceed 6.0% of the contract purchase price, unless otherwise approved by a majority of our board of directors, including a majority of our independent directors, as commercially competitive, fair and reasonable to us. In April 2017, we early adopted ASU 2017-01, which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Beginning in April 2017, our acquisitions qualify as asset acquisitions, and as such, acquisition-related fees and certain acquisition-related expenses related to these asset acquisitions are capitalized. Prior to the adoption of ASU 2017-01 in April 2017, costs related to property acquisitions, including acquisition fees described below, were expensed as incurred, and all of our acquisitions were accounted for as business combinations. Prior to April 2017, acquisition-related expenses primarily consisted of legal, deed transfer and other costs related to real estate purchase transactions, including costs incurred for deals that were not consummated. We also pay CR IV Advisors or its affiliates acquisition fees of up to 2.0% of: (1) the contract purchase price of each property or asset we acquire; (2) the amount paid in respect of the development, construction or improvement of each asset we acquire; (3) the purchase price of any loan we acquire; and (4) the principal amount of any loan we originate.
The decrease in acquisition-related expenses of $1.3 million during the three months ended September 30, 2017, as compared to the same period in 2016, was primarily due to the early adoption of ASU 2017-01, and as such, acquisition costs related to asset acquisitions were capitalized during the three months ended September 30, 2017. During the three months ended September 30, 2016, acquisition-related costs related to future property acquisitions were expensed as incurred.
The decrease in acquisition-related expenses of $2.1 million during the nine months ended September 30, 2017, as compared to the same period in 2016, was primarily due to the acquisition of four commercial properties prior to the adoption of ASU 2017-01, for an aggregate purchase price of $55.4 million during the nine months ended September 30, 2017, compared to the acquisition of fourteen commercial properties for an aggregate purchase price of $197.0 million during the nine months ended September 30, 2016. During the nine months ended September 30, 2016, acquisition-related costs related to property acquisitions were expensed as incurred.
Depreciation and Amortization
The increase in depreciation and amortization expenses of $3.0 million and $5.7 million during the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016, was primarily due to the acquisition of 41 additional rental income-producing properties subsequent to September 30, 2016, as well as recognizing a full period of depreciation and amortization expenses on six and 14 properties acquired during the three and nine months ended September 30, 2016, respectively.

Interest Expense and Other, Net
Interest expense and other, net also includes amortization of deferred financing costs.
The increase in interest expense and other, net of $2.9 million during the three months ended September 30, 2017, as compared to the same period in 2016, was primarily due to an increase in the average aggregate amount of debt outstanding to $2.5 billion during the three months ended September 30, 2017 from $2.2 billion during the three months ended September 30, 2016.
The increase in interest expense and other, net of $9.6 million during the nine months ended September 30, 2017, as compared to the same period in 2016, was primarily due to an increase in the average aggregate amount of debt outstanding to $2.4 billion during the nine months ended September 30, 2017 from $2.2 billion during the nine months ended September 30, 2016.
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
“Non-same store” properties, as reflected in the table below, includes properties acquired on or after July 1, 2016 and any properties under development or redevelopment. As shown in the table below, contract rental revenue on the 860 same store properties for the three months ended September 30, 2017 decreased $686,000 to $83.0 million, compared to $83.7 million for the three months ended September 30, 2017. The same store properties were 97.4% occupied as of September 30, 2017 and 98.5% occupied as of September 30, 2016. The following table shows the contract rental revenue from properties owned for both of the entire three months ended September 30, 2017 and 2016, along with a reconciliation to rental income, calculated in accordance with GAAP (dollar amounts in thousands):

	Number of Properties	Three Months Ended September 30,		Increase (Decrease)
		2017	2016	$ Change	% Change
Rental income – as reported		$94,103	$89,370	$4,733	5%
Less: Amortization (1)		1,008	289	719	249%
Less: Straight-line rental income		2,912	2,984	(72)	(2)%
Total contract rental revenue		90,183	86,097	4,086	5%

Less: “Non-same store” properties	48	6,231	837	5,394	644%
Less: Disposed properties (2)	19	959	1,581	(622)	(39)%
“Same store” properties	860	$82,993	$83,679	$(686)	(0.8)%
____________________________________
(1) Includes amortization of above- and below-market lease intangibles and deferred lease incentives.
(2) We disposed of five properties during the year ended December 31, 2016 and 14 properties during the nine months ended September 30, 2017.
“Non-same store” properties, as reflected in the table below, includes properties acquired on or after January 1, 2016 and any properties under development or redevelopment. As shown in the table below, contract rental revenue on the 851 same store properties for the nine months ended September 30, 2017 decreased $1.4 million to $244.0 million, compared to $245.4 million for the nine months ended September 30, 2016. The same store properties were 97.4% occupied as of September 30, 2017 and 98.6% occupied as of September 30, 2016. The following table shows the contract rental revenue from properties owned for both of the entire nine months ended September 30, 2017 and 2016, along with a reconciliation to rental income, calculated in accordance with GAAP (dollar amounts in thousands):

	Number of Properties	Nine Months Ended September 30,		Increase (Decrease)
		2017	2016	$ Change	% Change
Rental income – as reported		$278,354	$265,341	$13,013	5%
Less: Amortization (1)		1,926	844	1,082	128%
Less: Straight-line rental income		7,651	8,888	(1,237)	(14)%
Total contract rental revenue		268,777	255,609	13,168	5%

Less: “Non-same store” properties	57	21,172	4,798	16,374	341%
Less: Disposed properties (2)	19	3,588	5,380	(1,792)	(33)%
“Same store” properties	851	$244,017	$245,431	$(1,414)	(0.6)%
 ____________________________________
(1) Includes amortization of above- and below-market lease intangibles and deferred lease incentives.
(2) We disposed of five properties during the year ended December 31, 2016 and 14 properties during the nine months ended September 30, 2017.
Distributions
The Board authorized a daily distribution, based on 365 days in the calendar year, of $0.001711452 per share for stockholders of record as of the close of business on each day of the period commencing on January 1, 2017 and ending on March 31, 2018. As of September 30, 2017, we had distributions payable of $16.0 million.
During the nine months ended September 30, 2017 and 2016, we paid distributions of $146.1 million and $146.5 million, respectively, including $76.9 million and $82.4 million, respectively, through the issuance of shares pursuant to the DRIP Offerings. Net cash provided by operating activities for the nine months ended September 30, 2017 was $158.2 million and reflected a reduction for real-estate acquisition-related expenses incurred of $1.5 million in accordance with GAAP. For the nine months ended September 30, 2016, net cash provided by operating activities was $155.5 million and reflected a reduction for real estate acquisition-related expenses incurred of $3.6 million in accordance with GAAP. Our distributions paid during the nine months ended September 30, 2017 and 2016, including shares issued pursuant to the DRIP Offerings, were fully funded by net cash provided by operating activities.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares of common stock back to us, subject to certain conditions and limitations. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the Secondary DRIP Offering, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the Secondary DRIP Offering. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We received redemption requests of approximately 9.8 million shares for $98.7 million in excess of the net proceeds we received from the issuance of shares under the Secondary DRIP Offering during the three months ended September 30, 2017. Management, in its discretion, limited the amount of shares redeemed for the three months ended September 30, 2017 to shares issued pursuant to the Secondary DRIP Offering during the respective period. During the nine months ended September 30, 2017, we received valid redemption requests under our share redemption program totaling approximately 30.7 million shares, of which we redeemed approximately 5.1 million shares as of September 30, 2017 for $51.5 million (at an average redemption price of $10.08 per share) and approximately 2.5 million shares subsequent to September 30, 2017 for $25.0 million at an average redemption price of $10.08 per share. The remaining redemption requests relating to approximately 23.1 million shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program. The share redemptions were funded with proceeds from the Secondary DRIP Offering.

Liquidity and Capital Resources
General
We expect to utilize funds from cash flow from operations and future proceeds from secured or unsecured financing to complete future property acquisitions and for general corporate uses. The sources of our operating cash flows will primarily be provided by the rental income received from current and future leased properties.
Our Credit Facility provides for borrowings of up to $1.40 billion, which includes a $1.05 billion unsecured Term Loan and up to $350.0 million in unsecured Revolving Loans. As of September 30, 2017, we had $164.9 million in unused capacity under the Credit Facility, subject to borrowing availability. As of September 30, 2017, we also had cash and cash equivalents of $4.2 million.
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related investments and the payment of acquisition-related fees and expenses, operating expenses, distributions, redemptions and interest and principal on current and any future debt financings, including principal repayments of $24.2 million within the next 12 months. We expect to meet our short-term liquidity requirements through net cash provided by operations and proceeds from the Secondary DRIP Offering, as well as secured or unsecured borrowings from banks and other lenders to finance our future acquisitions. Operating cash flows are expected to increase as additional properties are added to our portfolio. With respect to our debt maturing within the next year, we expect to use borrowings available under the Credit Facility or to enter into new financing arrangements in order to meet our debt obligations. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.
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
We expect that substantially all net cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we have used, and may continue to use, other sources to fund distributions, as necessary, including borrowings on the Credit Facility and/or future borrowings on our unencumbered assets. To the extent that cash flows from operations are lower due to fewer properties being acquired or lower than expected returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash flows from the Offerings or debt financings will be used to fund acquisitions, certain capital expenditures, repayments of outstanding debt or distributions and redemptions to our stockholders.

Contractual Obligations
As of September 30, 2017, we had $2.5 billion of debt outstanding with a weighted average interest rate of 3.5%. See Note 7 — Notes Payable and Credit Facility to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.
Our contractual obligations as of September 30, 2017 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments — fixed rate debt (2)	$1,217,493	$24,205	$311,935	$192,398	$688,955
Interest payments — fixed rate debt (3)	228,085	47,646	88,178	61,891	30,370
Principal payments — variable rate debt	20,500	—	20,500	—	—
Interest payments — variable rate debt (4)	2,220	923	1,297	—	—
Principal payments — credit facility	1,234,500	—	—	1,234,500	—
Interest payments — credit facility (5)	166,680	38,658	77,423	50,599	—
Total	$2,869,478	$111,432	$499,333	$1,539,388	$719,325
____________________________________

(1)	The table does not include amounts due to CR IV Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
Principal payment amounts reflect actual payments based on the face amount of notes payable secured by our wholly-owned properties, which excludes the fair value adjustment, net of amortization, of mortgage notes assumed of $441,000 as of September 30, 2017.

(3)
As of September 30, 2017, we had $217.1 million of variable rate debt effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.

(4)
As of September 30, 2017, we had variable rate debt outstanding of $20.5 million with a weighted average interest rate of 4.5%. We used the weighted average interest rate to calculate the debt payment obligations in future periods.

(5)
As of September 30, 2017, the Term Loan outstanding totaled $1.05 billion, $811.7 million of which is subject to interest rate swap agreements. As of September 30, 2017 the weighted average all-in interest rate for the Swapped Term Loan was 3.2%. The remaining $422.8 million outstanding under the Credit Facility had a weighted average interest rate of 3.0% as of September 30, 2017.

We expect to incur additional borrowings in the future to acquire additional properties and make other real estate-related investments. There is no limitation on the amount we may borrow against any single improved property. Our borrowings will not exceed 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association Statement of Policy Regarding Real Estate Investment Trusts; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with justification for such excess borrowing. The Board has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. Our advisor has set a target leverage ratio of 40% to 50% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets. Fair market value is based on the estimated market value of our real estate assets as of December 31, 2016 that were used to determine our estimated per share NAV, and for those assets acquired from January 1, 2017 through September 30, 2017 is based on the purchase price. As of September 30, 2017, our ratio of debt to the cost (before deducting depreciation or other non-cash reserves) of our gross assets was 48.8% and our ratio of debt to the fair market value of our gross assets was 44.1%.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to investors. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as premiums or discounts, financing and issuance costs, and related accumulated amortization, less all cash and cash equivalents. As of September 30, 2017, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, was 48.7%. The following table provides a reconciliation of the notes payable and credit facility, net balance, as reported on our condensed consolidated balance sheet, to net debt as of September 30, 2017 (dollar amounts in thousands):

Balance as of September 30, 2017
Notes payable and credit facility, net	$2,454,282
Deferred costs and net premiums (1)	18,211
Less: Cash and cash equivalents	(4,231)
Net debt	$2,468,262

Gross real estate assets, net (2)	$5,069,802
Net debt leverage ratio	48.7%
______________________
(1) Deferred costs relate to mortgage notes payable and the term portion of the Credit Facility.
(2) Net of gross intangible lease liabilities.
Cash Flow Analysis
Operating Activities. During the nine months ended September 30, 2017, net cash provided by operating activities increased $2.7 million to $158.2 million, compared to $155.5 million of net cash provided by operating activities for the nine months ended September 30, 2016. The change was primarily due to the acquisition of 41 additional rental income-producing properties subsequent to September 30, 2016, resulting in an increase in net income after non-cash adjustments for depreciation and amortization, net, of $11.7 million. Additionally, net cash provided by operating activities increased due to an increase in a contingent consideration fair value adjustment of $2.3 million, an increase in bad debt expense of $1.6 million, a decrease in straight-line rental income of $1.2 million and a net increase in working capital accounts of $355,000, offset by an increase in gain on dispositions of real estate assets, net, of $14.7 million. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities increased $44.7 million to $217.1 million for the nine months ended September 30, 2017, compared to $172.4 million for the nine months ended September 30, 2016. The increase was primarily due to the acquisition of 40 commercial properties for an aggregate purchase price of $300.5 million during the nine months ended September 30, 2017, compared to the acquisition of 14 commercial properties for an aggregate purchase price of $197.0 million during the nine months ended September 30, 2016, as well as a decrease in the change in restricted cash of $1.2 million, offset by the disposal of 14 properties for an aggregate gross sales price of $98.6 million during the nine months ended September 30, 2017 compared to the disposal of four properties for an aggregate gross sales price of $26.6 million during the nine months ended September 30, 2016.
Financing Activities. During the nine months ended September 30, 2017, net cash provided by financing activities was $53.4 million, compared to net cash provided by financing activities of $9.0 million for the nine months ended September 30, 2016. The change was primarily due to an increase in net borrowings on notes payable and the Credit Facility of $52.6 million, offset by an increase in deferred financing costs paid of $9.9 million and an increase in distributions to investors of $5.2 million.
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
If we fail to maintain our qualification as a REIT for any reason in a taxable year and applicable relief provisions do not apply, we will be subject to tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. We will not be able to deduct distributions paid to our stockholders in any year in which we fail to maintain our qualification as a REIT. We also will be disqualified for the four taxable years following the year during which qualification was lost, unless we are entitled to relief under specific statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to maintain our qualification as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our accompanying condensed consolidated financial statements. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our accompanying condensed consolidated financial statements.
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
Related-Party Transactions and Agreements
We have entered into agreements with CR IV Advisors or its affiliates whereby we agree to pay certain fees to, or reimburse certain expenses of, CR IV Advisors or its affiliates such as acquisition and advisory fees and expenses, organization and offering costs, leasing fees and reimbursement of certain operating costs. See Note 11 — Related-Party Transactions and Arrangements to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.
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
Off-Balance Sheet Arrangements
As of September 30, 2017 and December 31, 2016, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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
Interest Rate Risk
As of September 30, 2017, we had variable rate debt of $443.3 million, excluding any debt subject to interest rate swap agreements, and therefore, we are exposed to interest rate changes in LIBOR. As of September 30, 2017, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $2.2 million per year.
As of September 30, 2017, we had 12 interest rate swap agreements outstanding, which mature on various dates from June 2018 through July 2021, with an aggregate notional amount of $1.0 billion and an aggregate fair value of the net derivative liability of $262,000. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of September 30, 2017, an increase of 50 basis points in interest rates would result in a change of $15.7 million to the fair value of the net derivative liability, resulting in a net derivative asset of $15.4 million. A decrease of 50 basis points in interest rates would result in a $16.0 million change to the fair value of the net derivative liability, resulting in a net derivative liability of $16.2 million.
As the information presented above includes only those exposures that existed as of September 30, 2017, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2017 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2017, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
During the nine months ended September 30, 2017, we paid distributions of $146.1 million, including $76.9 million through the issuance of shares pursuant to the Secondary DRIP Offering. Net cash provided by operating activities for the nine months ended September 30, 2017 was $158.2 million and reflected a reduction for real-estate acquisition-related expenses incurred of $1.5 million in accordance with GAAP. Our distributions for the nine months ended September 30, 2017, including shares issued pursuant to the Secondary DRIP Offering, were fully funded by net cash provided by operating activities.
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
As of September 30, 2017, we had issued approximately 336.8 million shares of our common stock in the Offerings for gross proceeds of $3.3 billion, out of which we paid $256.5 million in selling commissions and dealer manager fees and $49.5 million in organization and offering costs to CR IV Advisors or its affiliates. With the net offering proceeds and indebtedness, we have acquired $5.2 billion in real estate and related assets and incurred acquisition costs of $141.6 million, including $108.5 million in acquisition fees and expense reimbursements to CR IV Advisors.
Our share redemption program permits our stockholders to sell their shares of common stock back to us, subject to significant conditions and limitations. Under our share redemption program, we will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the Secondary DRIP Offering, net of shares redeemed to date. In addition, generally we will limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the Secondary DRIP Offering. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We received redemption requests of approximately 9.8 million shares for $98.7 million in excess of the net proceeds we received from the issuance of shares under the Secondary DRIP Offering during the three months ended September 30, 2017. Management, in its discretion, limited the amount of shares redeemed for the three months ended September 30, 2017 to shares received from the Secondary DRIP Offering during the period. The estimated per share NAV of $10.08 determined by the Board as of December 31, 2016 serves as the most recent estimated value for purposes of the share redemption program, effective March 28, 2017, until such time as the Board determines a new estimated per share NAV.
In general, we redeem shares on a quarterly basis. During the three months ended September 30, 2017, we redeemed shares, including those redeemable due to death, as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2017 - July 31, 2017	2,489	$10.08	2,489	(1)
August 1, 2017 - August 31, 2017	2,539,426	$10.08	2,539,426	(1)
September 1, 2017 - September 30, 2017	2,874	$10.08	2,874	(1)
Total	2,544,789		2,544,789	(1)
____________________________________

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
Unregistered Sales of Equity Securities
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

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

3.5
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
Date: November 13, 2017