Form 10-K
period 2017-12-31
COLE CREDIT PROPERTY TRUST IV, INC.
filed 2018-03-30
CIK 1498547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 000-54939
 COLE CREDIT PROPERTY TRUST IV, INC.
(Exact name of registrant as specified in its charter)

Maryland	27-3148022
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2325 East Camelback Road, 10th Floor Phoenix, Arizona 85016 (Address of principal executive offices; zip code)	(602) 778-8700 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
None	None
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There is no established market for the registrant’s shares of common stock. As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, there were approximately 311.3 million shares of common stock held by non-affiliates, for an aggregate market value of $3.1 billion, assuming a market value as of that date of $10.08 per share, the most recent estimated per share net asset value of the registrant’s common stock established by the registrant’s board of directors at that time. Effective March 29, 2018, the estimated per share net asset value of the registrant’s common stock as of December 31, 2017 is $9.37 per share.
As of March 26, 2018, there were approximately 311.5 million shares of common stock, par value per share of $0.01, of Cole Credit Property Trust IV, Inc. outstanding.
Documents Incorporated by Reference:
The Registrant incorporates by reference portions of the Cole Credit Property Trust IV, Inc. Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders (into Items 10, 11, 12, 13 and 14 of Part III).

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
Under a “net lease,” the tenant occupying the leased property (usually as a single tenant) does so in much the same manner as if the tenant were the owner of the property. The tenant generally agrees that it will either have no ability or only limited ability to terminate the lease or abate rent prior to the expiration of the term of the lease as a result of real estate driven events such as casualty, condemnation or failure by the landlord to fulfill its obligations under the lease. There are various forms of net leases, most typically classified as triple-net or double-net. Triple-net leases typically require the tenant to pay all expenses associated with the property (e.g., real estate taxes, insurance, maintenance and repairs, including roof, structure and parking lot). Double-net leases typically hold the landlord responsible for the capital expenditures for the roof and structure, while the tenant is responsible for all lease payments and remaining operating expenses associated with the property (e.g., real estate taxes, insurance and maintenance).

PART I

ITEM 1.	BUSINESS
Formation
Cole Credit Property Trust IV, Inc. (the “Company,” “we,” “our” or “us”) is a Maryland corporation that was formed on July 27, 2010, our date of inception, which has elected to be taxed, and qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2012. We are the sole general partner of and own, directly or indirectly, 100% of the partnership interests in Cole Operating Partnership IV, LP (“CCPT IV OP”), a Delaware limited partnership.
On November 13, 2017, VEREIT Operating Partnership, L.P. (“VEREIT OP”), a former affiliated entity of our sponsor, CCO Group (as defined below), entered into a Purchase and Sale Agreement with CCA Acquisition, LLC (“CCA”), a newly-formed affiliate of CIM Group, LLC (“CIM”), pursuant to which CCA agreed to acquire all of the issued and outstanding shares of common stock of Cole Capital Advisors, Inc., the direct or indirect owner of Cole REIT Advisors IV, LLC (“CR IV Advisors”), Cole Capital Corporation and CREI Advisors, LLC (“CREI Advisors”), our external advisor, dealer manager and property manager, respectively (the “Transaction”). CIM is a vertically-integrated owner and operator of real assets with multidisciplinary expertise and in-house research, acquisition, credit analysis, development, finance, leasing, and asset management capabilities. CIM is headquartered in Los Angeles, California and has offices in Oakland, California; Bethesda, Maryland; Dallas, Texas; New York, New York; Chicago, Illinois; and Phoenix, Arizona.
On February 1, 2018, the Transaction was completed. Immediately following the completion of the Transaction, Cole Capital Advisors, Inc. and our dealer manager were each converted into Delaware limited liability companies, Cole Capital Advisors, Inc.’s name was changed to CCO Group, LLC, and our dealer manager’s name was changed to CCO Capital, LLC (“CCO Capital”). As a result of the Transaction, CIM owns and/or controls CCO Group, LLC and its subsidiaries (collectively, “CCO Group”), and CCO Group, LLC owns and controls CR IV Advisors, CCO Capital and CREI Advisors, our external advisor, dealer manager for the Offerings (as defined below) and property manager, respectively.
In addition, as part of the Transaction, VEREIT OP and CCO Group, LLC entered into a services agreement (the “Services Agreement”) pursuant to which VEREIT OP will continue to provide certain services to CCO Group and to us, Cole Credit Property Trust V, Inc. (“CCPT V”), Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”), Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”), and Cole Real Estate Income Strategy (Daily NAV), Inc. (“Cole Income NAV Strategy”) (CCPT V, CCIT II, CCIT III, Cole Income NAV Strategy and us collectively, the “Cole REITs®”), including operational real estate support. VEREIT OP will continue to provide such services through March 31, 2019 (or, if later, the date of the last government filing other than a tax filing made by any of the Cole REITs with respect to its 2018 fiscal year) (the “Initial Services Term”) and will provide consulting and research services through December 31, 2023 as requested by CCO Group, LLC.
Despite the indirect change of ownership and control of our advisor, dealer manager, property manager and sponsor, we expect that, during the Initial Services Term of the Services Agreement, the advisory, dealer manager and property management services we receive will continue without any material changes in personnel (except as supplemented by the management oversight of CIM personnel) or material change in service procedures. During the Initial Services Term of the Services Agreement, CCO Group, LLC intends to evaluate and effectuate an appropriate transition of VEREIT OP’s services under the Services Agreement to other CIM affiliates or third parties with the goal of ensuring continuity and minimizing disruption.
CCO Group has sponsored and operated various real estate investment programs. CR IV Advisors, pursuant to an advisory agreement with us, is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf. Pursuant to the advisory agreement, CR IV Advisors has fiduciary obligations to us and our stockholders. Our charter provides that our independent directors are responsible for reviewing the performance of CR IV Advisors and determining whether the compensation paid to CR IV Advisors and its affiliates is reasonable. The advisory agreement with CR IV Advisors has a term that is reconsidered for renewal on an annual basis by our board of directors.
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
As of December 31, 2017, we had issued approximately 339.2 million shares of our common stock in the Offerings, including 40.9 million shares issued in the DRIP Offerings, for gross offering proceeds of $3.4 billion before organization and offering costs, selling commissions and dealer manager fees of $306.0 million.
On September 27, 2015, we announced that our board of directors had established an estimated value of the Company’s common stock, as of August 31, 2015, of $9.70 per share for purposes of assisting broker-dealers that participated in the Offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340. On November 10, 2016, our board of directors established an updated estimated per share net asset value (“NAV”) of our common stock, as of September 30, 2016, of $9.92 per share. On March 24, 2017, our board of directors established an updated estimated per share NAV of our common stock, as of December 31, 2016, of $10.08 per share. On March 29, 2018, our board of directors established an updated estimated per share NAV of our common stock, as of December 31, 2017, of $9.37 per share.
Prior to October 1, 2015, distributions were reinvested in shares of our common stock under the DRIP at a price of $9.50 per share. From October 1, 2015 to November 13, 2016, distributions were reinvested in shares of our common stock under the DRIP at a price of $9.70 per share, the estimated value per share as of August 31, 2015, as determined by our board of directors. From November 14, 2016 to March 27, 2017, distributions were reinvested in shares of our common stock under the DRIP at a price of $9.92 per share, the estimated per share NAV as of September 30, 2016, as determined by our board of directors. From March 28, 2017 to March 28, 2018, distributions were reinvested in shares of our common stock under the DRIP at a price of $10.08 per share, the estimated per share NAV as of December 31, 2016, as determined by our board of directors. Commencing on March 29, 2018, following the board of directors’ determination of an updated estimated per share NAV, distributions will be reinvested in shares of our common stock under the DRIP at a price of $9.37 per share, the estimated per share NAV as of December 31, 2017, as determined by our board of directors. Additionally, $9.37 per share will serve as the most recent estimated per share NAV for purposes of the share redemption program.
We primarily acquire core commercial real estate assets primarily consisting of necessity retail properties located throughout the United States. We use the term “core” to describe existing properties currently operating and generating income that are leased to national and regional creditworthy tenants under long-term net leases and are strategically located. As of December 31, 2017, we owned 909 properties, which includes nine properties owned through a consolidated joint venture arrangement (the “Consolidated Joint Venture”), comprising 26.9 million rentable square feet of commercial space located in 45 states. As of December 31, 2017, the rentable space at these properties was 97.5% leased, including month-to-month agreements, if any.
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
Acquisition and Investment Policies
Types of Investments
We have acquired income-producing necessity retail properties that are primarily single-tenant properties or anchored shopping centers, which are leased to national and regional creditworthy tenants under long-term net leases, and are strategically located throughout the United States. We consider necessity retail properties to be properties leased to retail tenants that attract consumers for everyday needs, such as pharmacies, home improvement stores, national superstores, restaurants and regional retailers. Anchored shopping centers are multi-tenant properties that are anchored by one or more large national, regional or local retailers.
We have and may continue to acquire other income-producing properties, such as office and industrial properties, which may share certain core characteristics with our retail investments, such as a principal creditworthy tenant, a long-term net lease, and a strategic location. We believe acquisitions of these types of office and industrial properties, which are essential to the business operations of the tenant, are consistent with our goal of providing stockholders with a stable stream of current income and an opportunity for capital appreciation.
Many of our properties are, and we anticipate that future properties will be, leased to tenants in the chain or franchise retail industry, including, but not limited to, convenience stores, drug stores and restaurant properties, as well as leased to large national retailers as standalone properties or as part of anchored shopping centers, which are anchored by national, regional and local retailers. CR IV Advisors monitors industry trends and identifies properties on our behalf that serve to provide a favorable return balanced with risk. Our management primarily targets regional or national name brand retail businesses with established track records. We generally intend to hold each property for a period in excess of seven years.
By acquiring a large number of properties, we believe that lower than expected results of operations from one or a few investments will not necessarily preclude our ability to realize our investment objective of cash flow from our overall portfolio. In addition, we believe that properties under long-term triple-net and double-net leases offer a distinct investment advantage since these properties generally require less management and operating capital, have less recurring tenant turnover and, with respect to single-tenant properties, often offer superior locations that are less dependent on the financial stability of adjoining tenants. Since we acquire properties that are geographically diverse, we expect to minimize the potential adverse impact of economic slowdowns or downturns in local markets.
To the extent feasible, we seek to achieve a well-balanced portfolio diversified by geographic location, age and lease maturities of the various properties. We pursue properties leased to tenants representing a variety of retail industries to avoid concentration in any one industry. We also are diversified between national, regional and local brands. We generally target properties with lease terms in excess of ten years. We have acquired and may continue to acquire properties with shorter lease terms if the property is in an attractive location, if the property is difficult to replace, or if the property has other significant favorable attributes. We expect that these acquisitions will provide long-term value by virtue of their size, location, quality and condition, and lease characteristics.
There is no limitation on the number, size or type of properties that we may acquire, or on the percentage of net proceeds of the Offerings that may be used to acquire a single property. The number and mix of properties comprising our portfolio will depend upon real estate market conditions and other circumstances existing at the time we acquire properties. We will not forgo acquiring a high-quality asset because it does not precisely fit our expected portfolio composition. See “— Other Possible Investments” below for a description of other types of real estate and real estate-related investments we may make.
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
Acquisition Decisions
CR IV Advisors has substantial discretion with respect to the selection of our specific acquisitions, subject to our investment and borrowing policies, which are approved by our board of directors. In pursuing our investment objectives and making investment decisions on our behalf, CR IV Advisors evaluates the proposed terms of the acquisition against all aspects of the transaction, including the condition and financial performance of the asset, the terms of existing leases and the creditworthiness of the tenant, and property location and characteristics. Because the factors considered, including the specific weight we place on each factor, vary for each potential acquisition, we do not, and are not able to, assign a specific weight or level of importance to any particular factor.
CR IV Advisors procures and reviews an independent valuation estimate on each and every proposed acquisition. In addition, CR IV Advisors, to the extent such information is available, considers the following:

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
Conditions to Closing Our Acquisitions
Generally, we condition our obligation to close the purchase of any acquisition on the delivery and verification of certain documents from the seller or developer, including, where appropriate:

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
In the purchasing, leasing and developing of properties, we are subject to risks generally incident to the ownership of real estate. Refer to Part I, Item 1A. Risk Factors — General Risks Related to Acquisitions of Real Estate in this Annual Report on Form 10-K.
Ownership Structure
Our real estate acquisitions generally take the form of holding fee title or a long-term leasehold estate. We have acquired, and expect to continue to acquire, such interests either directly through our operating partnership or indirectly through limited liability companies, limited partnerships or other entities owned and/or controlled by us or our operating partnership. We have acquired and may continue to acquire properties by acquiring the entity that holds the desired properties. We also have acquired and may continue to acquire properties through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with third parties, including the developers of the properties or affiliates of CR IV Advisors. See the section captioned “— Joint Ventures” below.
Joint Ventures
We have entered, and may continue to enter into, joint ventures, partnerships, co-tenancies and other co-ownership arrangements with affiliated entities of CR IV Advisors, including other real estate programs sponsored or operated by CCO Group, or other affiliates of CR IV Advisors, and other third parties for the acquisition, development or improvement of properties or the acquisition of other real estate-related assets. We may also enter into such arrangements with real estate developers, owners and other unaffiliated third parties for the purpose of developing, owning and operating real properties. In determining whether to participate in a particular joint venture, CR IV Advisors will evaluate the underlying real property or other real estate-related asset using the same criteria described above in “— Acquisition Decisions.” CR IV Advisors also will evaluate the joint venture or co-ownership partner and the proposed terms of the joint venture or a co-ownership arrangement.
Our general policy is to invest in joint ventures only when we will have an option or contract to purchase, or a right of first refusal to purchase, the property held by the joint venture or the co-venturer’s interest in the joint venture if the co-venturer elects to sell such interest. In the event that the co-venturer elects to sell all or a portion of the interests held in any such joint venture, however, we may not have sufficient funds to exercise our right of first refusal to buy the other co-venturer’s interest in the joint venture. In the event that any joint venture with an affiliated entity holds interests in more than one asset, the interest in each such asset may be specially allocated between us and the joint venture partner based upon the respective proportion of funds deemed contributed by each co-venturer in each such asset.
In the event we enter into a joint venture or other co-ownership arrangements with CIM or its affiliates or another real estate program sponsored or operated by CCO Group, CR IV Advisors’ officers, key persons and affiliates may have conflicts of interest. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, CR IV Advisors’ officers and key persons may face a conflict in structuring the terms of the relationship between our interests and the interests of any affiliated co-venturer and in managing the joint venture. Since some or all of CR IV Advisors’ officers and key persons may also advise the affiliated co-venturer, agreements and transactions between us and CIM or any other real estate programs sponsored or operated by CCO Group would not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceed the percentage of our contribution to the joint venture.
We may enter into joint ventures with CIM, other real estate programs sponsored or operated by CCO Group, CR IV Advisors, one or more of our directors, or any of their respective affiliates, but only if a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction approve the transaction as being fair and reasonable to us and on substantially the same terms and conditions as those received by unaffiliated joint venturers, and the cost of our investment must be supported by a current third-party appraisal of the asset.
Development and Construction of Properties
We have acquired and may continue to acquire properties on which improvements are to be constructed or completed or which require substantial renovation or refurbishment. We expect that joint ventures would be the exclusive vehicle through which we would invest in build-to-suit property projects. Our general policy is to structure them as follows:

•
we may enter into a joint venture with third parties who have an executed lease with the developer who has an executed lease in place with the future tenant whereby we will provide a portion of the equity or debt financing;

•	we would accrue a preferred return during construction on any equity investment;

•	the properties would be developed by third parties; and

•	consistent with our general policy regarding joint ventures, we would have an option or contract to purchase, or a right of first refusal to purchase, the property or the co-investor’s interest.
It is possible that joint venture partners may resist granting us a right of first refusal or may insist on a different methodology for unwinding the joint venture if one of the parties wishes to liquidate its interest.
In the event that we elect to engage in development or construction projects, in order to help ensure performance by the builders of properties that are under construction, completion of such properties will be guaranteed at the contracted price by a completion guaranty, completion bond or performance bond. CR IV Advisors may rely upon the substantial net worth of the contractor or developer or a personal guarantee accompanied by financial statements showing a substantial net worth provided by an affiliate of the person entering into the construction or development contract as an alternative to a completion bond or performance bond. Development of real estate properties is subject to risks relating to a builder’s ability to control construction costs or to build in conformity with plans, specifications and timetables. Refer to Part I, Item 1A. Risk Factors — General Risks Related to Acquisitions of Real Estate in this Annual Report on Form 10-K.
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
In addition, we have and may continue to acquire unimproved properties, provided that we will not invest more than 10% of our total assets in unimproved properties or invest in mortgage loans secured by such properties. We will consider a property to be an unimproved property if it was not acquired for the purpose of producing rental or other operating cash flows, has no development or construction in process at the time of acquisition and no development or construction is planned to commence within one year of the acquisition.
Other Possible Investments
Although we have acquired and expect to continue to acquire primarily real estate assets, our portfolio may also include other real estate-related assets, such as mortgage, mezzanine, bridge and other loans and securities related to real estate assets, frequently, but not necessarily always, in the corporate sector; however, we do not intend for such real estate-related assets to constitute a significant portion of our asset portfolio; and we will evaluate our assets to ensure that any such investments do not cause us to lose our REIT status, cause us or any of our subsidiaries to be an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), or cause our advisor to have assets under management that could require our advisor to register as an investment adviser under the Investment Advisers Act of 1940, as amended. We may make adjustments to our target portfolio based on real estate market conditions, capital raised, financing secured and investment opportunities. Thus, to the extent that CR IV Advisors presents us with high quality investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and do not cause us, our operating partnership or any other subsidiaries to meet the definition of an “investment company” under the Investment Company Act, our portfolio composition may vary from what we initially expect. Our board of directors has broad discretion to change our investment policies in order for us to achieve our investment objectives.
Investing in and Originating Loans. The criteria that CR IV Advisors will use in making or investing in loans on our behalf are substantially the same as those involved in acquiring properties for our portfolio. We do not intend to make loans to other persons, to underwrite securities of other issuers or to engage in the purchase and sale of any types of investments other than those relating to real estate. However, unlike our property acquisitions, which we expect to hold in excess of seven years, we expect that the average duration of loans will typically be one to five years.
We do not expect to make or invest in loans that are not directly or indirectly secured by real estate. We will not make or invest in mortgage loans on any one property if the aggregate amount of all mortgage loans outstanding on the property, including our loan, would exceed an amount equal to 85% of the appraised value of the property, as determined by an independent third-party appraiser, unless we find substantial justification due to other underwriting criteria. We may find such justification in connection with the purchase of loans in cases in which we believe there is a high probability of our foreclosure upon the property in order to acquire the underlying assets and in which the cost of the loan investment does not exceed the fair market value of the underlying property. We will not invest in or make loans unless an appraisal has been obtained concerning the underlying property, except for those loans insured or guaranteed by a government or government agency. In cases in which a majority of our independent directors so determine, and in the event the transaction is with CCO Group, CR IV Advisors, any of our directors or their respective affiliates, the appraisal will be obtained from a certified independent appraiser in order to support its determination of fair market value.
We may invest in first, second and third mortgage loans, mezzanine loans, bridge loans, wraparound mortgage loans, construction mortgage loans on real property and loans on leasehold interest mortgages. However, we will not make or invest in any loans that are subordinate to any mortgage or equity interest of CCO Group, CR IV Advisors, any of our directors or any of their or our affiliates. We also may invest in participations in mortgage loans. A mezzanine loan is a loan made in respect of certain real property but is secured by a lien on the ownership interests of the entity that, directly or indirectly, owns the real property. A bridge loan is short-term financing for an individual or business, until permanent or the next stage of financing can be obtained. Second mortgage and wraparound loans are secured by second or wraparound deeds of trust on real property that is already subject to prior mortgage indebtedness. A wraparound loan is one or more junior mortgage loans having a principal amount equal to the outstanding balance under the existing mortgage loan, plus the amount actually to be advanced under the wraparound mortgage loan. Under a wraparound loan, we would generally make principal and interest payments on behalf of the borrower to the holders of the prior mortgage loans. Third mortgage loans are secured by third deeds of trust on real property that is already subject to prior first and second mortgage indebtedness. Construction loans are loans made for either original development or renovation of property. Construction loans in which we would generally consider an investment would be secured by first deeds of trust on real property for terms of six months to two years. Loans on leasehold interests are secured by an assignment of the borrower’s leasehold interest in the particular real property. These loans are generally for terms of six months to 15 years. The leasehold interest loans are either amortized over a period that is shorter than the lease term or have a maturity date prior to the date the lease terminates. These loans would generally permit us to cure any default under the lease. Participations in mortgage loans are investments in partial interests of mortgages of the type described above that are made and administered by third-party mortgage lenders.
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
Borrowing Policies
CR IV Advisors believes that utilizing borrowings to make acquisitions is consistent with our investment objective of maximizing the return to stockholders. By operating on a leveraged basis, we have more funds available for acquiring properties. This allows us to make more investments than would otherwise be possible, potentially resulting in a more diversified portfolio.
At the same time, CR IV Advisors believes in utilizing leverage in a moderate fashion. While there is no limitation on the amount we may borrow against any single improved property, our charter limits our aggregate borrowings to 75% of the cost of our gross assets (or 300% of net assets) (before deducting depreciation or other non-cash reserves) unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. Consistent with CR IV Advisors’ approach toward the moderate use of leverage, our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. Our advisor has set a target leverage ratio of 40% to 50% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets. Fair market value is based on the estimated market value of our real estate assets as of December 31, 2016 used to determine our estimated per share NAV as of such date, and for those assets acquired from January 1, 2017 through December 31, 2017, is based on the purchase price. As of December 31, 2017, our ratio of debt to the cost (before deducting depreciation or other non-cash reserves) of our gross assets was 49.0% (48.9% including adjustment to debt for cash and cash equivalents), and our ratio of debt to the fair market value of our gross assets was 44.3%.
CR IV Advisors uses its best efforts to obtain financing on the most favorable terms available to us. CR IV Advisors has substantial discretion with respect to the financing we obtain, subject to our borrowing policies, which have been approved by our board of directors. Lenders may have recourse to assets not securing the repayment of the indebtedness. CR IV Advisors may elect to refinance properties during the term of a loan, but we expect this would occur only in limited circumstances, such as when a decline in interest rates makes it beneficial to prepay an existing mortgage, when an existing mortgage matures or if an attractive asset becomes available and the proceeds from the refinancing can be used to purchase such asset. The benefits of the refinancing may include increased cash flow resulting from reduced debt service requirements and an increase in property ownership if some refinancing proceeds are reinvested in real estate.
Our ability to increase our diversification through borrowing may be adversely impacted if banks and other lending institutions reduce the amount of funds available for loans secured by real estate. When interest rates on mortgage loans are high or financing is otherwise unavailable on a timely basis, we have purchased, and may continue to purchase, properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time. To the extent that we do not obtain mortgage loans on our properties, our ability to acquire additional properties will be restricted and we may not be able to adequately diversify our portfolio. Refer to Part I, Item 1A. Risk Factors — Risks Associated with Debt Financing in this Annual Report on Form 10-K.
We may not borrow money from any of our directors, CCO Group, CR IV Advisors or any of their affiliates unless such loan is approved by a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to us than a comparable loan between unaffiliated parties.
Disposition Policies
We intend to hold each property we acquire for an extended period, generally in excess of seven years. Holding periods for other real estate-related assets may vary. Regardless of intended holding periods, circumstances might arise that could cause us to determine to sell an asset before the end of the expected holding period if we believe the sale of the asset would be in the best interests of our stockholders. The determination of whether a particular asset should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing and projected economic conditions, current tenant rolls and tenant creditworthiness, whether we could apply the proceeds from the sale of the asset to acquire other assets, whether disposition of the asset would increase cash flow, and whether the sale of the asset would be a prohibited transaction under the Internal Revenue Code or otherwise impact our status as a REIT for federal income tax purposes. The selling price of a property that is net leased will be determined in large part by the amount of rent payable under the lease. If a tenant has a repurchase option at a formula price, we may be limited in realizing any appreciation. In connection with our sales of properties, we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale. During the year ended December 31, 2017, we sold 15 properties for an aggregate gross sales price of $100.6 million, resulting in net cash proceeds of $65.9 million and a gain of $17.0 million.
Acquisition of Properties from Affiliates of CR IV Advisors
We may acquire properties or interests in properties from, or in co-ownership arrangements with, entities affiliated with CR IV Advisors, including properties acquired from affiliates of CR IV Advisors engaged in construction and development of commercial real properties. We will not acquire any property from an affiliate of CR IV Advisors unless a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction determine that the transaction is fair and reasonable to us. The purchase price that we will pay for any property we acquire from affiliates of CR IV Advisors, including property developed by an affiliate of CR IV Advisors as well as property held by such an affiliate that has already been developed, will not exceed the current appraised value of the property. In addition, the price of the property we acquire from an affiliate of CR IV Advisors may not exceed the cost of the property to the affiliate, unless a majority of our directors (including a majority of our independent directors) determine that substantial justification for the excess exists and the excess is reasonable. During the year ended December 31, 2017, we did not purchase any properties from affiliates of our advisor.
Conflicts of Interest
We are subject to various conflicts of interest arising out of our relationship with CR IV Advisors and its affiliates, including conflicts related to the arrangements pursuant to which we will compensate CR IV Advisors and its affiliates. Certain conflict resolution procedures are set forth in our charter.
The officers and affiliates of CR IV Advisors will try to balance our interests with the interests of CIM and its affiliates and other programs sponsored or operated by CCO Group to whom they owe duties. However, to the extent that these persons take actions that are more favorable to other entities than to us, these actions could have a negative impact on our financial performance and, consequently, on distributions to our stockholders and the value of their investments.
Our independent directors have an obligation to act on our behalf and on behalf of our stockholders in all situations in which a conflict of interest may arise.
As a result of the Services Agreement between VEREIT OP and CCO Group, we are also subject to conflicts of interest arising out of our contractual relationship with VEREIT, Inc. (“VEREIT”), the publicly-traded (NYSE: VER) parent company of VEREIT OP, which also has investment objectives and targeted assets similar to ours. Conflicts of interest will also exist to the extent that we may acquire, or seek to acquire, properties in the same geographic areas where CIM or its affiliates own properties. In addition, our directors and our officers may engage for their own account in business activities of the types conducted or to be conducted by our subsidiaries and us.

Interests in Other Real Estate Programs and Other Concurrent Offerings
Richard S. Ressler, our chief executive officer, president and one of our directors, who is also a founder and principal of CIM and certain of its affiliates and a director of CCIT III and Cole Income NAV Strategy, and Nathan D. DeBacker, our chief financial officer and treasurer, act as executive officers to one or more other programs sponsored by CCO Group. One of our directors, W. Brian Kretzmer, also serves as a director of CCIT III and Cole Income NAV Strategy. In addition, affiliates of CR IV Advisors act as an advisor to, and our chief financial officer and chief executive officer act as executive officers of, CCPT V, CCIT II, CCIT III and/or Cole Income NAV Strategy, all of which are or intend to be public, non-listed REITs distributed and managed by affiliates of CR IV Advisors. In addition, all of these programs primarily focus on the acquisition and management of commercial properties subject to long-term net leases to creditworthy tenants and have acquired or may acquire assets similar to ours. VEREIT and CCPT V, like us, focus primarily on the retail sector, while CCIT II and CCIT III focus primarily on the office and industrial sectors and Cole Income NAV Strategy focuses primarily on commercial properties in the retail, office and industrial sectors. Nevertheless, the investment strategy used by each REIT would permit them to purchase certain properties that may also be suitable for our portfolio.
CCIT II’s initial public offering of up to $2.975 billion in shares of common stock was declared effective by the SEC on September 17, 2013. CCIT II is no longer offering shares for investment to the public as of the date of this Annual Report on Form 10-K. Cole Income NAV Strategy’s offerings of up to $4.0 billion in shares of common stock of three classes were declared effective by the SEC on December 6, 2011, August 26, 2013 and February 10, 2017. CCPT V’s initial public offering of up to $2.975 billion in shares of common stock was declared effective by the SEC on March 17, 2014 and terminated on August 1, 2017. CCPT V’s follow-on offering of up to $1.5 billion in shares of common stock was declared effective by the SEC on August 1, 2017. CCIT III’s initial public offering of up to $3.5 billion in shares of common stock of two classes was declared effective by the SEC on September 22, 2016.
Other real estate programs sponsored or operated by CCO Group, including other real estate offerings in registration, could compete with us in the sale or operation of our assets. We will seek to achieve any operating efficiencies or similar savings that may result from affiliated management of competitive assets. However, to the extent such programs own or acquire property that is adjacent, or in close proximity, to a property we own, our property may compete with such other program’s property for tenants or purchasers.
During the Initial Services Term of the Services Agreement, VEREIT OP will provide property acquisition services to us and CCO Group, and property acquisitions will be allocated among VEREIT and the real estate programs sponsored by CCO Group pursuant to an asset allocation policy and in accordance with the terms of the Services Agreement. During this period, in the event that an acquisition opportunity has been identified that may be suitable for more than one of us, VEREIT or one or more other programs sponsored by CCO Group, and for which more than one of such entities has sufficient funds, then an allocation committee, which is comprised of employees of VEREIT and employees of CIM, CCO Group or their respective affiliates (the “Allocation Committee”), will examine the following factors, among others, in determining the entity for which the acquisition opportunity is most appropriate:
•the investment objective of each entity;
•the anticipated operating cash flows of each entity and the cash requirements of each entity;

•	the effect of the acquisition both on diversification of each entity’s investments by type of property, geographic area and tenant concentration;
•the amount of funds available to each program and the length of time such funds have been available to deploy;
•the policy of each entity relating to leverage of properties;
•the income tax effects of the purchase to each entity; and
•the size of the investment.
If, in the judgment of the Allocation Committee, the acquisition opportunity may be equally appropriate for more than one program, then the entity that has had the longest period of time elapse since it was allocated an acquisition opportunity of a similar size and type (e.g., office, industrial or retail properties) will be allocated such acquisition opportunity.
If a subsequent development, such as a delay in the closing of the acquisition or a delay in the construction of a property, causes any such acquisition opportunity, in the opinion of the Allocation Committee, to be more appropriate for an entity other than the entity that committed to make the acquisition opportunity, the Allocation Committee may determine that VEREIT or another program sponsored by CCO Group will be allocated the acquisition opportunity. Our board of directors has a duty to ensure that the method used for the allocation of the acquisition of properties by VEREIT or by other programs sponsored by CCO Group seeking to acquire similar types of properties is applied fairly to us.

In addition, after the Initial Services Term of the Services Agreement, CIM or its affiliates will have similar responsibilities for allocating acquisition opportunities among CIM and its affiliates, us and the other real estate programs sponsored by CCO Group, and in such circumstances will accordingly face similar conflicts of interest to those described above with respect to VEREIT OP during the Initial Services Term of the Services Agreement.
Although our board of directors has adopted a policy limiting the types of transactions that we may enter into with CR IV Advisors and its affiliates, including other real estate programs sponsored by CCO Group, we may still enter into certain such transactions, which are subject to inherent conflicts of interest. Similarly, joint ventures involving affiliates of CR IV Advisors also give rise to conflicts of interest. In addition, our board of directors may encounter conflicts of interest in enforcing our rights against any affiliate of CR IV Advisors in the event of a default by or disagreement with an affiliate or in invoking powers, rights or options pursuant to any agreement between us and CR IV Advisors, any of its affiliates or another real estate program sponsored by CCO Group.
Other Activities of CR IV Advisors and Its Affiliates
We rely on our advisor, CR IV Advisors, and, during the Initial Services Term of the Services Agreement, VEREIT OP, for the day-to-day operation of our business. As a result of the interests of certain members of these entities’ management in CIM or its affiliates, VEREIT and/or other real estate programs sponsored by CCO Group, and the fact that such persons also are engaged, and will continue to engage, in other business activities, CIM, VEREIT OP, our advisor and their respective officers, key persons and affiliates may have conflicts of interest in allocating their time and resources among us, CIM, VEREIT OP, their respective affiliates and other real estate programs sponsored by CCO Group, as applicable. However, our advisor believes that it, CIM and their respective affiliates, along with VEREIT OP, have sufficient personnel to discharge fully their responsibilities to all of the other programs sponsored or operated by CIM, CCO Group or their respective affiliates, or VEREIT and the other ventures in which they are involved.
Richard S. Ressler, our chief executive officer, president and one of our directors, is also a founder and principal of CIM and an officer/director of certain of its affiliates and a director of CCIT III and Cole Income NAV Strategy. In addition, our chief financial officer and treasurer, Nathan D. DeBacker, is also an officer of other real estate programs sponsored by CCO Group. As a result, Messrs. Ressler and DeBacker may owe duties to these other entities and their stockholders or equity owners, as applicable, which may from time to time conflict with the duties that they owe to us and our stockholders.
Dealer Manager
Because CCO Capital, the dealer manager for the Offering, is an affiliate of CR IV Advisors, we did not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter in connection with the Offering.
Property Manager
Our properties are, and we anticipate that substantially all properties we acquire in the future will be, managed and leased by our property manager, CREI Advisors, an affiliate of our advisor, pursuant to property management and leasing agreements with our subsidiaries that hold title to our properties. We expect CREI Advisors to also serve as property manager for properties owned by other real estate programs sponsored by CCO Group, some of which may be in competition with our properties.
Receipt of Fees and Other Compensation by CR IV Advisors and Its Affiliates
We have incurred, and expect to continue to incur, fees and expenses payable to CR IV Advisors and its affiliates in connection with the acquisition and management of our assets, including acquisition and advisory fees, acquisition expenses and operating expenses.
A transaction involving the purchase or sale of properties, or the purchase or sale of any other real estate-related asset will likely result in the receipt of fees and other compensation by CR IV Advisors and its affiliates, including acquisition and advisory fees, disposition fees and the possibility of subordinated performance fees. Subject to oversight by our board of directors, CR IV Advisors will continue to have considerable discretion with respect to all decisions relating to the terms and timing of all transactions. Therefore, CR IV Advisors may have conflicts of interest concerning certain actions taken on our behalf, particularly due to the fact that acquisition fees will generally be based on the cost of the acquisition and payable to CR IV Advisors and its affiliates regardless of the quality of the properties acquired. The advisory fees are based on the estimated value of our assets which were acquired prior to the “as of” date of the most recent estimated per share NAV and are based on the costs of the assets acquired subsequent to the date of the most recent estimated per share NAV. Basing acquisition fees and advisory fees on the cost or estimated value of our assets may influence CR IV Advisors’ decisions relating to property acquisitions.

Employees
We have no direct employees. The employees of CR IV Advisors and its affiliates provide services to us related to acquisitions and dispositions, property management, asset management, financing, accounting, stockholder relations and administration. The employees of CCO Capital, the dealer manager for the Offering, provided wholesale brokerage services during the Offering.
We are dependent on CR IV Advisors and its affiliates for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, property management and other general administrative responsibilities. In the event that these companies are unable to provide these services to us, we would be required to obtain such services from other sources.
We reimburse CR IV Advisors and its affiliates for expenses incurred in connection with its provision of administrative, acquisition, property management, asset management, financing, accounting and stockholder relations services, including personnel costs, subject to certain limitations. During the years ended December 31, 2017, 2016 and 2015, $10.0 million, $9.7 million and $9.7 million, respectively, were recorded for reimbursement of services provided by CR IV Advisors and its affiliates in connection with the acquisition, management, operating and financing of our assets. No amounts were recorded for the reimbursement of certain third-party and personnel costs allocated in connection with the issuance of shares pursuant to the Offering during the years ended December 31, 2017, 2016, and 2015.
Reportable Segment
We operate on a consolidated basis in our commercial properties segment. See Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements in this Annual Report on Form 10-K.
Competition
As we purchase properties, we are in competition with other potential buyers for the same properties and may have to pay more to purchase the property than if there were no other potential acquirers or we may have to locate another property that meets our acquisition criteria. Regarding the leasing efforts of our owned properties, the leasing of real estate is highly competitive in the current market, and we may continue to experience competition for tenants from owners and managers of competing projects. As a result, we may have to provide free rent, incur charges for tenant improvements, or offer other inducements, or we might not be able to timely lease the space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we may also be in competition with sellers of similar properties to locate suitable purchasers for our properties. See the section captioned “— Conflicts of Interest” above.
Property Concentrations
As of December 31, 2017, no single tenant accounted for greater than 10% of our 2017 annualized rental income. As of December 31, 2017, 77 of our properties were located in California, which accounted for 10% of our 2017 annualized rental income. In addition, we have tenants in the discount store and pharmacy industries, which comprised 15% and 10%, respectively, of our 2017 annualized rental income. See Part I, Item 2. Properties of this Annual Report on Form 10-K for additional information regarding the geographic concentration of our properties.
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
In the event the Phase I environmental site assessment uncovers potential environmental problems with a property, our advisor will determine whether we will pursue the acquisition opportunity and whether we will have a “Phase II” environmental site assessment performed. The factors we may consider in determining whether to conduct a Phase II environmental site assessment include, but are not limited to, (1) the types of operations conducted on the property and surrounding property, (2) the time, duration and materials used during such operations, (3) the waste handling practices of any tenants or property owners, (4) the potential for hazardous substances to be released into the environment, (5) any history of environmental law violations on the subject property and surrounding properties, (6) any documented environmental releases, (7) any observations from the consultant that conducted the Phase I environmental site assessment, and (8) whether any party (e.g., surrounding property owners, prior owners or tenants) may be responsible for addressing the environmental conditions. We will determine whether to conduct a Phase II environmental site assessment on a case by case basis.
We have acquired and we expect that some of the properties that we acquire in the future may contain, at the time of our acquisition, or may have contained prior to our acquisition, storage tanks for the storage of petroleum products and other hazardous or toxic substances. All of these operations create a potential for the release of petroleum products or other hazardous or toxic substances. Some of the properties that we acquire may be adjacent to or near other properties that have contained or contain storage tanks used to store petroleum products or other hazardous or toxic substances. In addition, certain of the properties that we acquire may be on, or adjacent to or near other properties upon which others, including former owners or tenants of our properties, have engaged, or may in the future engage, in activities that may release petroleum products or other hazardous or toxic substances.
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
Supplement To Material U.S. Federal Income Tax Consequences
This summary is for general information purposes only and is not tax advice. This discussion does not address all aspects of taxation that may be relevant to particular holders of our securities in light of their personal investment or tax circumstances.
Recent Legislation
The recently enacted “Tax Cuts and Jobs Act”, generally applicable for tax years beginning after December 31, 2017, made significant changes to the Code, including a number of provisions of the Code that affect the taxation of businesses and their owners, including REITs and their stockholders.
Among other changes, the Tax Cuts and Jobs Act made the following changes:

•
For tax years beginning after December 31, 2017 and before January 1, 2026, (i) the U.S. federal income tax rates on ordinary income of individuals, trusts and estates have been generally reduced and (ii) non-corporate taxpayers are generally permitted to deduct 20% of certain pass-through business income, including dividends received from REITs that are not designated as capital gain dividends or qualified dividend income, subject to certain limitations.

•
The maximum U.S. federal income tax rate for corporations has been reduced from 35% to 21%, and corporate alternative minimum tax has been eliminated for corporations, which would generally reduce the amount of U.S. federal income tax payable by our taxable REIT subsidiaries (“TRSs”) and by us to the extent we were subject to corporate U.S. federal income tax (for example, if we distributed less than 100% of our taxable income or recognized built-in gains in assets acquired from C corporations). In addition, the maximum withholding rate on distributions by us to non-U.S. stockholders that are treated as attributable to gain from the sale or exchange of a U.S. real property interest is reduced from 35% to 21%.

•	Certain new limitations on the deductibility of interest expense now apply, which limitations may affect the deductibility of interest paid or accrued by us or our TRSs.

•	Certain new limitations on net operating losses now apply, which limitations may affect net operating losses generated by us or our TRSs.

•
A U.S. tax-exempt stockholder that is subject to tax on its unrelated business taxable income (“UBTI”) will be required to separately compute its taxable income and loss for each unrelated trade or business activity for purposes of determining its UBTI.

New accounting rules generally require us to recognize income items for federal income tax purposes no later than when we take the item into account for financial statement purposes, which may accelerate our recognition of certain income items.

ITEM 1A.	RISK FACTORS
Stockholders should carefully consider the following factors, together with all the other information included in this Annual Report on Form 10-K, in evaluating the Company and our business. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected, and stockholders may lose all or part of their investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
Risks Related to Our Business
We currently have not identified all of the properties or real estate-related assets we intend to purchase. For this and other reasons, an investment in our shares is speculative.
We currently have not identified all of the properties or real estate-related assets that we may purchase. We have established policies relating to the types of assets we will acquire and the creditworthiness of tenants of our properties, but our advisor has wide discretion in implementing these policies, subject to the oversight of our board of directors. Additionally, our advisor has discretion to determine the location, number and size of our acquisitions and the percentage of net proceeds we may dedicate to a single asset. As a result, you will not be able to evaluate the economic merit of our future acquisitions until after such acquisitions have been made. Therefore, an investment in our shares is speculative.
Our stockholders should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that, like us, have not identified all properties or real estate-related assets that they intend to purchase. To be successful in this market, we and our advisor must, among other things:

•	identify and acquire assets that further our investment objectives;

•	rely on our advisor and its affiliates to attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	respond to competition for our targeted real estate and other investments;

•	rely on our advisor and its affiliates to continue to build and expand our operations structure to support our business; and

•	be continuously aware of, and interpret, marketing trends and conditions.
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
Our share redemption program includes numerous restrictions that limit our stockholders’ ability to sell their shares. Subject to funds being available, we will generally limit the number of shares redeemed pursuant to our share redemption program to no more than 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemption is being paid. In addition, we intend to limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter, and funding for redemptions for each quarter generally will be limited to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. For the past seven quarters, quarterly redemptions have been honored on a pro rata basis, as we have exceeded the redemption limits described above. Our board of directors may amend the terms of, suspend, or terminate our share redemption program without stockholder approval upon 30 days’ prior notice, and our management may reject any request for redemption. These restrictions severely limit our stockholders’ ability to sell their shares should they require liquidity, and limit our stockholders’ ability to recover the value they invested or the fair market value of their shares.
Our estimated per share NAV is an estimate as of a given point in time and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved or completed a merger or other sale of the Company.
Based on the recommendation from the valuation committee, which is comprised solely of independent directors, the board of directors, including all of its independent directors, approves and establishes at least annually an estimated per share NAV of the Company’s common stock, which is based on an estimated market value of the Company’s assets less the estimated market value of the Company’s liabilities, divided by the number of shares outstanding. The Company provides this estimated per share NAV to assist broker-dealers that participated in the Company’s public offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Rule 2340.
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
The estimated per share NAV is an estimate as of a given point in time and likely does not represent the amount of net proceeds that would result from an immediate sale of our assets. The estimated per share NAV of the Company’s shares will fluctuate over time as a result of, among other things, developments related to individual assets and changes in the real estate and capital markets.

We may be unable to pay or maintain cash distributions or increase distributions over time.
There are many factors that can affect the availability and timing of cash distributions to our stockholders. Distributions are based primarily on cash flow from operations. The amount of cash available for distributions is affected by many factors, such as the performance of our advisor in selecting acquisitions for us to make, selecting tenants for our properties and securing financing arrangements, our ability to buy properties, the amount of rental income from our properties, and our operating expense levels, as well as many other variables. We may not always be in a position to pay distributions to our stockholders and any distributions we do make may not increase over time. In addition, our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to our stockholders. There also is a risk that we may not have sufficient cash flow from operations to fund distributions required to maintain our REIT status.
We have paid, and may continue to pay, some of our distributions from sources other than cash flows from operations, including borrowings and proceeds from asset sales, which may reduce the amount of capital we ultimately deploy in our real estate operations and may negatively impact the value of our common stock.
To the extent that cash flow from operations has been or is insufficient to fully cover our distributions to our stockholders, we have paid, and may continue to pay, some of our distributions from sources other than cash flow from operations. Such sources may include borrowings, proceeds from asset sales or the sale of our securities. We have no limits on the amounts we may use to pay distributions from sources other than cash flow from operations. The payment of distributions from sources other than cash provided by operating activities may reduce the amount of proceeds available for acquisitions and operations or cause us to incur additional interest expense as a result of borrowed funds, and may cause subsequent holders of our common stock to experience dilution. This may negatively impact the value of our common stock.
During the year ended December 31, 2017 we paid distributions of $194.7 million, including $101.3 million through the issuance of shares pursuant to the DRIP Offerings. Net cash provided by operating activities for the year ended December 31, 2017 was $198.9 million and reflected a reduction for real estate acquisition-related fees and expenses incurred of $1.6 million, in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The distributions paid during the year ended December 31, 2017 were fully funded by net cash provided by operating activities.
Because we have in the past paid, and may in the future pay, distributions from sources other than our cash flows from operations, distributions at any point in time may not reflect the current performance of our properties or our current operating cash flow.
We may make distributions from any source, including the sources described in the risk factor above. Because the amount we pay in distributions may exceed our earnings and our cash flow from operations, distributions may not reflect the current performance of our properties or our current operating cash flow. To the extent distributions exceed cash flow from operations, distributions may be treated as a return of our stockholders’ investment and could reduce their basis in our common stock. A reduction in a stockholder’s basis in our common stock could result in the stockholder recognizing more gain upon the disposition of his or her shares, which, in turn, could result in greater taxable income to such stockholder.
We have experienced losses in the past, and we may experience additional losses in the future.

We have experienced net losses in the past (calculated in accordance with GAAP) and we may not be profitable or realize growth in the value of our assets. Many of our losses can be attributed to start-up costs, depreciation and amortization, as well as acquisition expenses incurred in connection with purchasing properties or making other investments. Our ability to sustain profitability is uncertain and depends on the demand for, and value of, our portfolio of properties. For a further discussion of our operational history and the factors affecting our losses, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K and our accompanying consolidated financial statements and notes thereto.
We may suffer from delays in locating suitable acquisitions, which could adversely affect our ability to pay distributions to our stockholders and the value of their investment.
We could suffer from delays in locating suitable acquisitions. Delays we encounter in the selection and/or acquisition of income-producing properties could adversely affect our ability to pay distributions to our stockholders and/or the value of their overall returns. Competition from other real estate investors increases the risk of delays in investing our net offering proceeds. If our advisor is unable to identify suitable acquisitions, we will hold the proceeds we raise or raised in the Offerings in an interest-bearing account or invest the proceeds in short-term, investment-grade investments, which would provide a significantly lower return to us than the return we expect from our real estate assets.

Following the expiration of the Initial Services Term of the Services Agreement, CCO Group, LLC may be unable to make, on a timely or cost-effective basis, the changes necessary to replace the services provided by VEREIT OP pursuant to the Services Agreement and otherwise operate our programs.
Pursuant to the Services Agreement, VEREIT OP will continue to provide certain services to CCO Group and to the Cole REITs, including operational real estate support, during the Initial Services Term of the Services Agreement. During that period, CCO Group, LLC intends to evaluate and effectuate an appropriate transition of these services to other CIM affiliates or third parties with the goal of ensuring continuity and minimizing disruption. We cannot assure our stockholders that CCO Group, LLC will be able to successfully identify or transition to itself or third parties, on a timely and cost-effective basis, the services provided by VEREIT OP pursuant to the Services Agreement and continue to effectively provide us services, and we cannot assure our stockholders that there will be no disruption in quality or quantity of services provided. Furthermore, any transition of such services to CCO Group, LLC or third parties could lead to increased expenses associated with such services. These increased expenses could materially and adversely affect our business, financial position or results of operations.
CIM, the new parent company of CCO Group, has limited experience in the business of operating or managing entities that engage in double- and triple-net lease activities, which is an important aspect of CCO Group’s operations.
CIM, the new parent company of CCO Group, has limited experience in the business of operating or managing entities that principally engage in double- or triple-net lease activities. While CIM’s management has considerable general real estate operational and management experience, and some members of CIM’s management have knowledge and abilities relating to double- or triple-net lease activities, sponsoring entities that principally engage in double- and triple-net lease activities is a new business for CIM with risks that differ from those to which CIM has been subject historically. There can be no assurance that CIM’s management will have the skills needed to operate CCO Group profitably, especially following the expiration of the Initial Services Term of the Services Agreement.
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
Our future success depends to a significant degree upon certain key personnel of our advisor. If our advisor loses or is unable to attract and retain key personnel, our ability to achieve our investment objectives could be delayed or hindered, which could adversely affect our ability to pay distributions to our stockholders and the value of their investment.
Our success depends to a significant degree upon the contributions of certain executive officers and other key personnel of CCO Group and our advisor. We cannot guarantee that all of these key personnel, or any particular person, will remain affiliated with us, CCO Group and/or our advisor. If any of our key personnel were to cease their affiliation with our advisor, our operating results could suffer. We believe that our future success depends, in large part, upon our advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure our stockholders that CCO Group or our advisor will be successful in attracting and retaining such skilled personnel. If our advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investment may decline.
If we seek to internalize our management functions in connection with a listing of our shares of common stock on an exchange or other liquidity event, and such internalization is approved by our stockholders, our stockholders’ interest in us could be diluted, and we could incur other significant costs associated with being self-managed.

In the future, we may undertake a listing of our common stock on an exchange or other liquidity event that may involve internalizing our management functions. If our board of directors determines that it is in our best interest to internalize our management functions, and such internalization is approved by our stockholders, we may negotiate to acquire our advisor’s assets and personnel. At this time, we cannot be sure of the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our common stock. The payment of such consideration could result in dilution of our stockholders’ interests as a stockholder and could reduce the net income per share attributable to their investment.
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
If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity and we may fail to properly identify the appropriate mix of personnel and capital needed to operate as a stand-alone entity. Additionally, upon any internalization of our advisor, certain key personnel may not remain with our advisor, but will instead remain employees of CCO Group.
Our participation in a co-ownership arrangement could subject us to risks that otherwise may not be present in other real estate assets, which could result in litigation or other potential liabilities that could increase our costs and negatively affect our results of operations.
We may enter in co-ownership arrangements with respect to a portion of the properties we acquire. Co-ownership arrangements involve risks generally not otherwise present with an acquisition of real estate and could result in litigation or other potential liabilities, such as the following:

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
We carry comprehensive liability, fire, extended coverage, and rental loss insurance covering all of the properties in our portfolio under one or more blanket insurance policies with policy specifications, limits and deductibles customarily carried for similar properties. In addition, we carry professional liability and directors’ and officers’ insurance, and cyber liability insurance. While we select policy specifications and insured limits that we believe are appropriate and adequate given the relative risk of loss, any insurance coverages provided by tenants, the cost of the coverage and industry practice, there can be no assurance that we will not experience a loss that is uninsured or exceeds policy limits. In addition, we may reduce or discontinue terrorism, earthquake, flood or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. Our title insurance policies may not insure for the current aggregate market value of our portfolio, and we do not intend to increase our title insurance coverage as the market value of our portfolio increases.
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
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our tenant and stockholder relationships. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those we have outsourced. We have implemented processes, procedures and internal controls to help mitigate cyber incidents, but these measures do not guarantee that a cyber incident will not occur or that attempted security breaches or disruptions would not be successful or damaging. A cyber incident could materially adversely impact our business, financial condition, results of operations or our ability to satisfy our debt service obligations or to maintain our level of distributions on common stock.
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

•
property acquisitions from other real estate programs sponsored or operated by CCO Group, which might entitle affiliates of our advisor to real estate commissions and possible success-based sale fees in connection with its services for the seller;

•	property acquisitions from third parties, which entitle our advisor to acquisition fees and advisory fees;

•	property or asset dispositions, which may entitle our advisor or its affiliates to disposition fees;

•	borrowings to acquire properties, which borrowings will increase the acquisition and advisory fees payable to our advisor; and

•
how and when to recommend to our board of directors a proposed strategy to provide our stockholders with liquidity, which proposed strategy, if implemented, could entitle our advisor to the payment of significant fees.

The acquisition fee payable to our advisor is principally based on the cost of our acquisitions and not on performance, which could result in our advisor taking actions that are not necessarily in the long-term best interests of our stockholders.
The acquisition fee we pay to our advisor is based on the cost of our acquisitions. As a result, our advisor receives this fee regardless of the quality of such acquisitions, the performance of such acquisitions or the quality of our advisor’s services rendered to us in connection with such acquisitions. This creates a potential conflict of interest between us and our advisor, as the interests of our advisor in receiving the acquisition fee may not be aligned with our interest of acquiring real estate that is likely to produce the maximum risk adjusted returns.
Our advisor faces conflicts of interest relating to the incentive fee structure under our advisory agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.
Pursuant to the terms of our advisory agreement, our advisor is entitled to a subordinated performance fee that is structured in a manner intended to provide incentives to our advisor to perform in our best interests and in the best interests of our stockholders. However, because our advisor does not maintain a significant equity interest in us and is entitled to receive certain fees regardless of performance, our advisor’s interests are not wholly aligned with those of our stockholders. Furthermore, our advisor could be motivated to recommend riskier or more speculative acquisitions in order for us to generate the specified levels of performance or sales proceeds that would entitle our advisor to performance-based fees. In addition, our advisor will have substantial influence with respect to how and when our board of directors elects to provide liquidity to our stockholders, and these performance-based fees could influence our advisor’s recommendations to us in this regard. Our advisor also has the right to terminate the advisory agreement upon 60 days’ written notice without cause or penalty which, under certain circumstances, could result in our advisor earning a performance fee. This could have the effect of delaying, deferring or preventing a change of control.
Other real estate programs sponsored or operated by CCO Group, as well as VEREIT, CIM and certain of its affiliates, use investment strategies that are similar to ours; therefore, our executive officers and the officers and key personnel of our advisor and its affiliates may face conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor.
CCPT V, CCIT II, CCIT III, Cole Income NAV Strategy, CIM and its affiliates and VEREIT have characteristics, including targeted investment types, and investment objectives and criteria substantially similar to ours. As a result, we may be seeking to acquire properties and real estate-related assets at the same time as CIM or its affiliates, VEREIT or one or more of the other real estate programs sponsored or operated by CCO Group and managed by officers and key personnel of our advisor and/or its affiliates, and these other programs may use investment strategies and have investment objectives and criteria substantially similar to ours. Certain of our executive officers and the executive officers of our advisor also are executive officers of CIM or its affiliates and other programs sponsored or operated by CCO Group, the general partners of other private investment programs sponsored or operated by CCO Group and/or the advisors or fiduciaries of other real estate programs sponsored or operated by CCO Group. During the Initial Services Term of the Services Agreement, all transactions with a purchase price at or below $100 million will be allocated among VEREIT, us and the other real estate programs sponsored by CCO Group by the Allocation Committee, which is comprised of employees of VEREIT and employees of CIM, CCO Group and their respective affiliates, in a manner consistent with the policy described in Part I, Item 1. Business — Conflicts of Interest in this Annual Report on Form 10-K. There is a risk that the allocation of acquisition opportunities may result in our acquiring a property that provides lower returns to us than a property purchased by VEREIT or another real estate program sponsored by CCO Group.
In addition, we have acquired, and may continue to acquire, properties in geographic areas where CIM or its affiliates, VEREIT or other real estate programs sponsored by CCO Group own properties. If one of these other real estate programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant.

Similar conflicts of interest may arise if our advisor recommends that we make or purchase mortgage loans or participations in mortgage loans, since CIM or its affiliates or other real estate programs sponsored by CCO Group may be competing with us for these investments.
Our officers, certain of our directors and our advisor, including its key personnel and officers, face conflicts of interest related to the positions they hold with affiliated and unaffiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns to our stockholders.
Richard S. Ressler, our chief executive officer, president and one of our directors, is also a founder and principal of CIM and certain of its affiliates, as well as a director of CCIT III and Cole Income NAV Strategy. Furthermore, W. Brian Kretzmer, one of our directors, also serves as a director of CCIT III and Cole Income NAV Strategy. In addition, our chief financial officer and treasurer, Nathan D. DeBacker, is also an officer of other real estate programs sponsored by CCO Group. Also, our advisor and its key personnel are or may be key personnel of other current or future real estate programs that have investment objectives, targeted assets, and legal and financial obligations substantially similar to ours, and/or key personnel of the advisor to such programs, and they may have other business interests as well. As a result, Messrs. Ressler, Kretzmer and DeBacker may owe fiduciary duties to these other entities and their stockholders or equity owners, as applicable, which may from time to time conflict with the duties that they owe to us and our stockholders.
Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new acquisition opportunities, management time and operational expertise among us and the other entities, (2) our purchase of properties from, or sale of properties to, affiliated entities, (3) the timing and terms of the acquisition or sale of an asset, (4) development of our properties by affiliates, (5) investments with affiliates of our advisor, (6) compensation to our advisor and its affiliates, and (7) our relationship with, and compensation to, our dealer manager. Even if these persons do not violate their duties to us and our stockholders, they will have competing demands on their time and resources and may have conflicts of interest in allocating their time and resources among us and these other entities and persons. Should such persons devote insufficient time or resources to our business, returns on our investments may suffer.
Our charter permits us to acquire assets and borrow funds from affiliates of our advisor, and sell or lease our assets to affiliates of our advisor, and any such transaction could result in conflicts of interest.
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
Our advisor faces conflicts of interest relating to joint ventures or other co-ownership arrangements that we may enter into with CIM or its affiliates, VEREIT or another real estate program sponsored or operated by CCO Group, which could result in a disproportionate benefit to CIM or its affiliates, VEREIT or another real estate program sponsored or operated by CCO Group.
We may enter into joint ventures or co-ownership arrangements (including co-investment transactions) with CIM or its affiliates, VEREIT or another real estate program sponsored or operated by CCO Group for the acquisition, development or improvement of properties, as well as the acquisition of real estate-related assets. Since one or more of the officers of our advisor are officers of CIM or its affiliates, including CCO Group and/or the advisors to other real estate programs sponsored or operated by CCO Group, our advisor may face conflicts of interest in determining which real estate program should enter into any particular joint venture or co-ownership arrangement. These persons also may have a conflict in structuring the terms of the relationship between us and any affiliated co-venturer or co-owner, as well as conflicts of interests in managing the joint venture, which may result in the co-venturer or co-owner receiving benefits greater than the benefits that we receive.
In the event we enter into joint venture or other co-ownership arrangements with CIM or its affiliates, VEREIT or another real estate program sponsored or operated by CCO Group, our advisor and its affiliates may have a conflict of interest when determining when and whether to buy or sell a particular property, or to make or dispose of another real estate-related asset. In addition, if we become listed for trading on a national securities exchange, we may develop more divergent goals and objectives from any affiliated co-venturer or co-owner that is not listed for trading. In the event we enter into a joint venture or other co-ownership arrangement with another real estate program sponsored or operated by CIM, CCO Group or their respective affiliates, or VEREIT, that has a term shorter than ours, the joint venture may be required to sell its properties earlier than we may desire to sell the properties. Even if the terms of any joint venture or other co-ownership agreement between us and CIM or its affiliates, VEREIT or another real estate program sponsored or operated by CCO Group grants us the right of first refusal to buy such properties, we may not have sufficient funds or borrowing capacity to exercise our right of first refusal under these circumstances. We have adopted certain procedures for dealing with potential conflicts of interest as further described in Part I, Item 1. Business — Conflicts of Interest in this Annual Report on Form 10-K.
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results.
An effective system of internal control over financial reporting is necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. As part of our ongoing monitoring of internal controls, we may discover material weaknesses or significant deficiencies in our internal controls that we believe require remediation. If we discover such weaknesses, we will make efforts to improve our internal controls in a timely manner. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can only provide reasonable, not absolute, assurance that the objectives of the system are met. Any failure to maintain effective internal controls, or implement any necessary improvements in a timely manner, could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our common stock, or cause us to not meet our reporting obligations. Ineffective internal controls could also cause holders of our securities to lose confidence in our reported financial information, which would likely have a negative effect on business.
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
Under its Control Share Acquisition Act, Maryland law also provides that a holder of “control shares” of a Maryland corporation acquired in a “control share acquisition” has no voting rights with respect to such shares except to the extent approved by the corporation’s disinterested stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by interested stockholders, that is, by the acquirer, or officers of the corporation or employees of the corporation who are directors of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock that would entitle the acquirer, except solely by virtue of a revocable proxy, to exercise voting control in electing directors within specified ranges of voting control. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A “control share acquisition” means the acquisition of control shares. The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction or (b) to acquisitions approved or exempted by the charter or bylaws of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any acquisition of shares of our stock by CCO Group, LLC or any affiliate of CCO Group, LLC. This provision may be amended or eliminated at any time in the future. If this provision were amended or eliminated, this statute could have the effect of discouraging offers from third parties to acquire us and increasing the difficulty of successfully completing this type of offer by anyone other than our advisor or any of its affiliates.
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
The power of the board of directors to revoke our REIT election without stockholder approval may cause adverse consequences to our stockholders.
Our organizational documents permit our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if the board of directors determines that it is no longer in our best interest to continue to qualify as a REIT. In such a case, we would become subject to U.S. federal, state and local income tax on our net taxable income and we would no longer be required to distribute most of our net taxable income to our stockholders, which could have adverse consequences on the total return to holders of our common stock.
Our rights and the rights of our stockholders to recover claims against our officers, directors and our advisor are limited, which could reduce our stockholders’ and our recovery against them if they cause us to incur losses.
The Maryland General Corporation Law provides that a director has no liability in such capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter, in the case of our directors and officers, and our charter and the advisory agreement, in the case of our advisor and its affiliates, require us, subject to certain exceptions, to indemnify and advance expenses to our directors, our officers, and our advisor and its affiliates. Our charter permits us to provide such indemnification and advance for expenses to our employees and agents. Additionally, our charter limits, subject to certain exceptions, the liability of our directors and officers to us and our stockholders for monetary damages. Although our charter does not allow us to indemnify our directors or our advisor and its affiliates for any liability or loss suffered by them or hold harmless our directors or our advisor and its affiliates for any loss or liability suffered by us to a greater extent than permitted under Maryland law or the NASAA REIT Guidelines, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our advisor and its affiliates, than might otherwise exist under common law, which could reduce our stockholders’ and our recovery against them. In addition, our advisor is not required to retain cash to pay potential liabilities and it may not have sufficient cash available to pay liabilities if they arise. If our advisor is held liable for a breach of its fiduciary duty to us, or a breach of its contractual obligations to us, we may not be able to collect the full amount of any claims we may have against our advisor. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our advisor in some cases, which would decrease the cash otherwise available for distribution to our stockholders.
Our stockholders’ interest in us will be diluted if we issue additional shares.
Existing stockholders do not have preemptive rights to any shares issued by us in the future. Our charter authorizes 500,000,000 shares of stock, of which 490,000,000 shares are classified as common stock and 10,000,000 shares are classified as preferred stock. Subject to any limitations set forth under Maryland law, our board of directors may amend our charter from time to time to increase the number of authorized shares of stock, increase or decrease the number of shares of any class or series of stock that we have authority to issue, or classify or reclassify any unissued shares into other classes or series of stock without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our board of directors, except that the issuance of preferred stock must also be approved by a majority of our independent directors not otherwise interested in the transaction. Our stockholders likely will suffer dilution of their equity investment in us, in the event that we (1) sell additional shares in the future, including those issued pursuant to our Secondary DRIP Offering, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of our common stock to our advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement or (5) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our operating partnership. In addition, the partnership agreement of our operating partnership contains provisions that would allow, under certain circumstances, other entities, including other real estate programs sponsored or operated by CCO Group, to merge into or cause the exchange or conversion of their interest in that entity for interests of our operating partnership. Because the limited partnership interests of our operating partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our operating partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders.
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
General Risks Related to Real Estate Assets
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
As of December 31, 2017, we had derived approximately:

•	10% of our annualized rental income from tenants in California; and

•	15% and 10% of our 2017 annualized rental income from tenants in the discount store and pharmacy industries, respectively.
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
The bankruptcy or insolvency of our tenants may adversely affect the income produced by our properties. Under bankruptcy law, a tenant cannot be evicted solely because of its bankruptcy and has the option to assume or reject any unexpired lease. If the tenant rejects the lease, any resulting claim we have for breach of the lease (excluding collateral securing the claim) will be treated as a general unsecured claim. Our claim against the bankrupt tenant for unpaid and future rent will be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease, and it is unlikely that a bankrupt tenant that rejects its lease would pay in full amounts it owes us under the lease. Even if a lease is assumed and brought current, we still run the risk that a tenant could condition lease assumption on a restructuring of certain terms, including rent, that would have an adverse impact on us. Any shortfall resulting from the bankruptcy of one or more of our tenants could adversely affect our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our common stock.
In addition, the financial failure of, or other default by, one or more of the tenants to whom we have exposure could have an adverse effect on the results of our operations. While we evaluate the creditworthiness of our tenants by reviewing available financial and other pertinent information, there can be no assurance that any tenant will be able to make timely rental payments or avoid defaulting under its lease. If any of our tenants’ businesses experience significant adverse changes, they may fail to make rental payments when due, close a number of stores, exercise early termination rights (to the extent such rights are available to the tenant) or declare bankruptcy. A default by a significant tenant or multiple tenants could cause a material reduction in our revenues and operating cash flows. In addition, if a tenant defaults, we may incur substantial costs in protecting our asset.

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
In connection with the acquisitions of properties, we may assume existing liabilities, some of which may have been unknown or unquantifiable at the time of the transaction. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of tenants or other persons dealing with the sellers prior to our acquisition of the properties, tax liabilities, and accrued but unpaid liabilities whether incurred in the ordinary course of business or otherwise. If the magnitude of such unknown liabilities is high, either singly or in the aggregate, it could adversely affect our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or maintain our level of distributions on our common stock.
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
Challenging economic conditions, the availability and cost of credit, turmoil in the mortgage market, and declining real estate markets may contribute to increased vacancy rates in the commercial real estate sector. If we experience vacancy rates that are higher than historical vacancy rates, we may have to offer lower rental rates and greater tenant improvements or concessions than expected. Increased vacancies may have a greater impact on us, as compared to REITs with other investment strategies, as our investment approach relies on long-term leases in order to provide a relatively stable stream of income for our stockholders. As a result, increased vacancy rates could have the following negative effects on us:

•	the values of our commercial properties could decrease below the amount paid for such assets;

•	revenues from such properties could decrease due to low or no rental income during vacant periods, lower future rental rates and/or increase tenant improvement expenses or concessions;

•	ownership costs could increase;

•	revenues from such properties that secure loans could decrease, making it more difficult for us to meet our payment obligations; and/or

•	the resale value of such properties could decline.
All of these factors could impair our ability to make distributions and decrease the value of an investment in our shares.
We may be unable to secure funds for future leasing commissions, tenant improvements or capital needs, which could adversely impact our ability to pay cash distributions to our stockholders.
When tenants do not renew their leases or otherwise vacate their space, it is usual that, in order to attract replacement tenants, we will be required to expend substantial funds for leasing commissions, tenant improvements and tenant refurbishments to the vacated space. In addition, although we expect that our leases with tenants will require tenants to pay routine property maintenance costs, we could be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops. We will use substantially all of the net proceeds from the Offerings to buy real estate and real estate-related assets and to pay various fees and expenses. We intend to reserve only approximately 0.1% of the gross proceeds from the Offerings for future capital needs. Accordingly, if we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain funds from other sources, such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, we may be required to defer necessary improvements to a property, which may cause that property to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased operating cash flows as a result of fewer potential tenants being attracted to the property. If this happens, our assets may generate lower cash flows or decline in value, or both.
We may be unable to successfully expand our operations into new markets.
Each of the risks described in the previous risk factors that are applicable to our ability to acquire and successfully integrate and operate properties in the markets in which our properties are located are also applicable to our ability to acquire and successfully integrate and operate properties in new markets. In addition to these risks, we may not possess the same level of familiarity with the dynamics and market conditions of certain new markets that we may enter, which could adversely affect our ability to expand into those markets. We may be unable to build a significant market share or achieve a desired return on our assets in new markets. If we are unsuccessful in expanding into new markets, it could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our common stock.
Our properties may be subject to impairment charges.
We routinely evaluate our real estate assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, tenant performance and lease structure. For example, the early termination of, or default under, a lease by a tenant may lead to an impairment charge. Since our investment focus is on properties net leased to a single tenant, the financial failure of, or other default by, a single tenant under its lease may result in a significant impairment loss. If we determine that an impairment has occurred, we would be required to make a downward adjustment to the net carrying value of the property, which could have a material adverse effect on our results of operations in the period in which the impairment charge is recorded. Management has recorded an impairment charge related to certain properties in the year ended December 31, 2017, and may record future impairments based on actual results and changes in circumstances. Negative developments in the real estate market may cause management to reevaluate the business and macro-economic assumptions used in its impairment analysis. Changes in management’s assumptions based on actual results may have a material impact on the Company’s financial statements. See Note 3 — Fair Value Measurements to our consolidated financial statements for a discussion of our real estate impairment charge.
We may obtain only limited warranties when we purchase a property and typically have only limited recourse in the event our due diligence did not identify any issues that lower the value of our property.
The seller of a property often sells such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property.
We may be unable to sell a property if or when we decide to do so, including as a result of uncertain market conditions.
Real estate assets are, in general, relatively illiquid and may become even more illiquid during periods of economic downturn. As a result, we may not be able to sell our properties quickly or on favorable terms in response to changes in the economy or other conditions when it otherwise may be prudent to do so. In addition, certain significant expenditures generally do not change in response to economic or other conditions, including debt service obligations, real estate taxes, and operating and maintenance costs. This combination of variable revenue and relatively fixed expenditures may result, under certain market conditions, in reduced earnings. Further, as a result of the 100% prohibited transactions tax applicable to REITs, we intend to hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forgo or defer sales of properties that otherwise would be favorable. Therefore, we may be unable to adjust our portfolio promptly in response to economic, market or other conditions, which could adversely affect our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our common stock.
Some of our leases may not contain rental increases over time, or the rental increases may be less than the fair market rate at a future point in time. When that is the case, the value of the leased property to a potential purchaser may not increase over time, which may restrict our ability to sell that property, or if we are able to sell that property, may result in a sale price less than the price that we paid to purchase the property or the price that could be obtained if the rental was at the then-current market rate.

We expect to hold the various real properties in which we invest until such time as we decide that a sale or other disposition is appropriate given our REIT status and investment business objectives. Our ability to dispose of properties on advantageous terms or at all depends on certain factors beyond our control, including competition from other sellers and the availability of attractive financing for potential buyers of our properties. We cannot predict the various market conditions affecting real estate assets which will exist at any particular time in the future. Due to the uncertainty of market conditions which may affect the disposition of our properties, we cannot assure our stockholders that we will be able to sell such properties at a profit or at all in the future. Accordingly, the extent to which our stockholders will receive cash distributions and realize potential appreciation on our real estate assets will depend upon fluctuating market conditions. Furthermore, we may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure our stockholders that we will have funds available to correct such defects or to make such improvements.
Our properties where the underlying tenant has a below investment grade credit rating, as determined by major credit rating agencies, or has an unrated tenant may have a greater risk of default.
As of December 31, 2017, approximately 66.1% of our tenants were not rated or did not have an investment grade credit rating from a major ratings agency or were not affiliates of companies having an investment grade credit rating. Our properties with such tenants may have a greater risk of default and bankruptcy than properties leased exclusively to investment grade tenants. When we acquire properties where the tenant does not have a publicly available credit rating, we will use certain credit assessment tools as well as rely on our own estimates of the tenant’s credit rating which includes reviewing the tenant’s financial information (e.g., financial ratios, net worth, revenue, cash flows, leverage and liquidity, if applicable). If our ratings estimates are inaccurate, the default or bankruptcy risk for the subject tenant may be greater than anticipated. If our lender or a credit rating agency disagrees with our ratings estimates, we may not be able to obtain our desired level of leverage or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.
We are exposed to risks related to increases in market lease rates and inflation, as income from long-term leases is the primary source of our cash flow from operations.
We are exposed to risks related to increases in market lease rates and inflation, as income from long-term leases is the primary source of our cash flow from operations. Leases of long-term duration or which include renewal options that specify a maximum rate increase may result in below-market lease rates over time if we do not accurately estimate inflation or market lease rates. Provisions of our leases designed to mitigate the risk of inflation and unexpected increases in market lease rates, such as periodic rental increases, may not adequately protect us from the impact of inflation or unexpected increases in market lease rates. If we are subject to below-market lease rates on a significant number of our properties pursuant to long-term leases and our operating and other expenses are increasing faster than anticipated, our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our common stock could be materially adversely affected.
We may acquire or finance properties with lock-out provisions, which may prohibit us from selling a property or may require us to maintain specified debt levels for a period of years on some properties.
A lock-out provision is a provision that prohibits the prepayment of a loan during a specified period of time. Lock-out provisions may include terms that provide strong financial disincentives for borrowers to prepay their outstanding loan balance. If a property is subject to a lock-out provision, we may be materially restricted from or delayed in selling or otherwise disposing of or refinancing such property. Lock-out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could impair our ability to take other actions during the lock-out period that could be in the best interests of our stockholders and, therefore, may have an adverse impact on the value of our shares relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change of control even though that disposition or change of control might be in the best interests of our stockholders.
Increased operating expenses could reduce cash flow from operations and funds available to acquire investments or make distributions.
Our properties are subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are payable (or are being paid) in an amount that is insufficient to cover operating expenses that are the landlord’s responsibility under the lease, we could be required to expend funds in excess of such rents with respect to that property for operating expenses. Our properties are subject to increases in tax rates, utility costs, insurance costs, repairs and maintenance costs, administrative costs and other operating and ownership expenses. Some of our property leases may not require the tenants to pay all or a portion of these expenses, in which event we may be responsible for these costs. If we are unable to lease properties on terms that require the tenants to pay all or some of the properties’ operating expenses, if our tenants fail to pay these expenses as required or if expenses we are required to pay exceed our expectations, we could have less funds available for future acquisitions or cash available for distributions to our stockholders.
The market environment may adversely affect our operating results, financial condition and ability to pay distributions to our stockholders.
Any deterioration of domestic or international financial markets could impact the availability of credit or contribute to rising costs of obtaining credit and therefore, could have the potential to adversely affect the value of our assets, the availability or the terms of financing, our ability to make principal and interest payments on, or refinance, any indebtedness and/or, for our leased properties, the ability of our tenants to enter into new leasing transactions or satisfy their obligations, including the payment of rent, under existing leases. The market environment also could affect our operating results and financial condition as follows:

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
Local real property tax assessors may reassess our properties, which may result in increased taxes. Generally, property taxes increase as property values or assessment rates change, or for other reasons deemed relevant by property tax assessors. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. Although some tenant leases may permit us to pass through such tax increases to the tenants for payment, renewal leases or future leases may not be negotiated on the same basis. Tax increases not passed through to tenants could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our common stock.
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
Our operating results may be negatively affected by potential development and construction delays and the resultant increased costs and risks.
If we engage in development or construction projects, we will be subject to uncertainties associated with re-zoning for development, environmental and land use concerns of governmental entities and/or community groups, and our builder’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the breached agreements or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks if we make periodic progress payments or other advances to builders before they complete construction. These and other such factors can result in increased costs of a project or loss of our asset. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our assets could suffer.
We may deploy capital in unimproved real property. Returns from development of unimproved properties are also subject to risks associated with re-zoning the land for development and environmental and land use concerns of governmental entities and/or community groups.
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
We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships, and other entities engaged in real estate investment activities, many of which have greater resources than we do. Larger competitors may enjoy significant advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable acquisitions may increase. Any such increase would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties and other assets as a result of competition with third parties without a corresponding increase in tenant lease rates, our profitability will be reduced, and our stockholders may experience a lower return on their investment.
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
From time to time, we may acquire multiple properties in a single transaction. Portfolio acquisitions are often more complex and expensive than single-property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning assets in geographically dispersed markets, placing additional demands on our ability to manage the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we will be required to either pass on the entire portfolio, including the desirable properties or acquire the entire portfolio and operate or attempt to dispose of the unwanted properties. To acquire multiple properties in a single transaction, we may be required to accumulate a large amount of cash. We would expect the returns that we earn on such cash to be less than the ultimate returns on real property, therefore accumulating such cash could reduce our funds available for distributions to our stockholders. Any of the foregoing events may have an adverse impact on our operations.
Terrorism and war could harm our operating results.
The strength and profitability of our business depends on demand for and the value of our properties. Future terrorist attacks in the United States, such as the attacks that occurred in New York and the District of Columbia on September 11, 2001 and in Boston on April 15, 2013, and other acts of terrorism or war may have a negative impact on our operations. Terrorist attacks in the United States and elsewhere may result in declining economic activity, which could harm the demand for and the value of our properties. In addition, the public perception that certain locations are at greater risk for attack, such as major airports, ports, and rail facilities, may decrease the demand for and the value of our properties near these sites. A decrease in demand could make it difficult for us to renew or re-lease our properties at these sites at lease rates equal to or above historical rates. Such terrorist attacks could have an adverse impact on our business even if they are not directed at our properties.
In addition, the terrorist attacks of September 11, 2001 have substantially affected the availability and price of insurance coverage for certain types of damages or occurrences, and our insurance policies for terrorism include large deductibles and co-payments. Although we maintain terrorism insurance coverage on our portfolio, the amount of our terrorism insurance coverage may not be sufficient to cover losses inflicted by terrorism and therefore could expose us to significant losses and have a negative impact on our operations.
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
Some of these properties may contain at the time of acquisition, or may have contained prior to our acquisition, underground storage tanks for the storage of petroleum products and other hazardous or toxic substances. Certain of our properties may be adjacent to or near other properties upon which others have engaged, or may engage in the future, in activities that may release petroleum products or other hazardous or toxic substances.
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
Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on its balance sheet. If the lease does not meet the criteria for a capital lease, the lease is to be considered an operating lease by the tenant, and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. The Financial Accounting Standards Board (the “FASB”) and the International Accounting Standards Board conducted a joint project to re-evaluate lease accounting. In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (“ASU 2016-02”), which will require that a tenant recognize assets and liabilities on the balance sheet for all leases with a lease term of more than 12 months, with the result being the recognition of a right of use asset and a lease liability and the disclosure of key information about the entity’s leasing arrangements. These and other potential changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential tenants. These changes may affect how our real estate leasing business is conducted. For example, with the ASU 2016-02 revision, companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets under current practice could be reduced or eliminated. This impact in turn could make it more difficult for us to enter into leases on terms we find favorable. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is still currently evaluating the full impact ASU 2016-02 will have on its consolidated financial statements; however the Company plans to adopt ASU 2016-02 as of January 1, 2019.
Changes in accounting standards may adversely impact our financial condition and/or results of operations.
We are subject to the rules and regulations of the FASB related to GAAP. Various changes to GAAP are constantly being considered, some of which could materially impact our reported financial condition and/or results of operations. Also, to the extent that public companies in the United States would be required in the future to prepare financial statements in accordance with International Financial Reporting Standards instead of the current GAAP, this change in accounting standards could materially affect our financial condition or results of operations.
Compliance with the Americans with Disabilities Act of 1990, as amended, and fire, safety and other regulations may require us to make unanticipated expenditures that could significantly reduce the cash available for distributions on our common stock.
Our properties are subject to regulation under federal laws, such as the Americans with Disabilities Act of 1990, as amended (the “ADA”), pursuant to which all public accommodations must meet federal requirements related to access and use by disabled persons. Although we believe that our properties substantially comply with present requirements of the ADA, we have not conducted an audit or investigation of all of our properties to determine our compliance. If one or more of our properties or future properties are not in compliance with the ADA, we might be required to take remedial action, which would require us to incur additional costs to bring the property into compliance. Noncompliance with the ADA could also result in imposition of fines or an award of damages to private litigants.
Additional federal, state and local laws also may require modifications to our properties or restrict our ability to renovate our properties. We cannot predict the ultimate amount of the cost of compliance with the ADA or other legislation.
In addition, our properties are subject to various federal, state and local regulatory requirements, such as state and local earthquake, fire and life safety requirements. If we were to fail to comply with these various requirements, we might incur governmental fines or private damage awards. If we incur substantial costs to comply with the ADA or any other regulatory requirements, our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our common stock could be materially adversely affected. Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers may restrict our use of our properties and may require us to obtain approval from local officials or community standards organizations at any time with respect to our properties, including prior to acquiring a property or when undertaking renovations of any of our existing properties.
Risks Associated with Debt Financing
We have incurred mortgage indebtedness and other borrowings, which may increase our business risks, hinder our ability to make distributions, and decrease the value of our stockholders’ investment.
We have acquired real estate and other real estate-related assets by borrowing new funds. In addition, we have incurred mortgage debt and pledged some of our real properties as security for that debt to obtain funds to acquire additional real properties and other investments and to pay distributions to our stockholders. We may borrow additional funds if we need funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders. We may also borrow additional funds if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT for U.S. federal income tax purposes.
Our advisor believes that utilizing borrowing is consistent with our investment objective of maximizing the return to stockholders. There is no limitation on the amount we may borrow against any individual property or other investment. However, under our charter, we are required to limit our borrowings to 75% of the cost (before deducting depreciation or other non-cash reserves) of our gross assets, unless excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report along with a justification for such excess borrowing. Moreover, our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless such excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. Our borrowings will not exceed 300% of our net assets as of the date of any borrowing, which is the maximum level of indebtedness permitted under the NASAA REIT Guidelines and our charter; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with a justification for such excess borrowing. These factors could limit the amount of cash we have available to distribute to our stockholders and could result in a decline in the value of our stockholders’ investment.
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
We intend to rely on external sources of capital to fund future capital needs, and if we encounter difficulty in obtaining such capital, we may not be able to meet maturing obligations or make any additional acquisitions.
In order to maintain our qualification as a REIT under the Internal Revenue Code, we are required, among other things, to distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. Because of this dividend requirement, we may not be able to fund from cash retained from operations all of our future capital needs, including capital needed to refinance maturing obligations or make new acquisitions.
The capital and credit markets have experienced extreme volatility and disruption in recent years. Market volatility and disruption could hinder our ability to obtain new debt financing or refinance our maturing debt on favorable terms or at all or to raise debt and equity capital. Our access to capital will depend upon a number of factors, including:

•	general market conditions;

•	government action or regulation, including changes in tax law;

•	the market’s perception of our future growth potential;

•	the extent of investor interest;

•	analyst reports about us and the REIT industry;

•	the general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

•	our financial performance and that of our tenants;

•	our current debt levels and changes in our credit ratings, if any;

•	our current and expected future earnings; and

•	our cash flow and cash distributions, including our ability to satisfy the dividend requirements applicable to REITs.
If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to meet our obligations and commitments as they mature or make any new acquisitions.
High interest rates may make it difficult for us to finance or refinance assets, which could reduce the number of properties we can acquire and the amount of cash distributions we can make.
We run the risk of being unable to finance or refinance our assets on favorable terms or at all. If interest rates are high when we desire to mortgage our assets or when existing loans come due and the assets need to be refinanced, we may not be able to, or may choose not to, finance the assets and we would be required to use cash to purchase or repay outstanding obligations. Our inability to use debt to finance or refinance our assets could reduce the number of assets we can acquire, which could reduce our operating cash flows and the amount of cash distributions we can make to our stockholders. Higher costs of capital also could negatively impact our operating cash flow and returns on our assets.
Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay distributions to our stockholders.
We have incurred indebtedness, and in the future may incur additional indebtedness, that bears interest at a variable rate. To the extent that we incur variable rate debt and do not hedge our exposure thereunder, increases in interest rates would increase the amounts payable under such indebtedness, which could reduce our operating cash flows and our ability to pay distributions to our stockholders. In addition, if our existing indebtedness matures or otherwise becomes payable during a period of rising interest rates, we could be required to liquidate one or more of our assets at times that may prevent realization of the maximum return on such assets.
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
Additionally, if we incur additional indebtedness in connection with any future deployment of capital or development projects or for any other purpose, our debt service obligations could increase. We may need to refinance all or a portion of our indebtedness before maturity. Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things:

•	our financial condition and market conditions at the time;

•	restrictions in the agreements governing our indebtedness;

•	general economic and capital market conditions;

•	the availability of credit from banks or other lenders; and

•	our results of operations.

As a result, we may not be able to refinance our indebtedness on commercially reasonable terms, or at all. If we do not generate sufficient cash flow from operations, and additional borrowings or refinancings or proceeds of asset sales or other sources of cash are not available to us, we may not have sufficient cash to enable us to meet all of our obligations. Accordingly, if we cannot service our indebtedness, we may have to take actions such as seeking additional equity, or delaying any strategic acquisitions and alliances or capital expenditures, any of which could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or maintain our level of distributions on our common stock.
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.
In connection with providing us financing, a lender could impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. In general, our loan agreements restrict our ability to encumber or otherwise transfer our interest in the respective property without the prior consent of the lender. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace CR IV Advisors as our advisor. These or other limitations imposed by a lender may adversely affect our flexibility and our ability to pay distributions on our common stock.
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
Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the loan on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT. Any of these results would have a significant, negative impact on the value of our common stock.
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
Risks Associated with Real Estate-Related Assets
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
Income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates are generally subject to tax at preferential rates. Dividends payable by REITs, however, generally are not eligible for the preferential tax rates applicable to qualified dividend income. Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, to the extent that the preferential rates continue to apply to regular corporate qualified dividends, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the shares of REITs, including the per share trading price of our securities. However, under the Tax Cuts and Jobs Act, non-corporate U.S. stockholders of REITs are entitled to a deduction equal to 20% of any “qualified REIT dividends.” A qualified REIT dividend is defined as any dividend from a REIT that is not a capital gain dividend or a dividend attributable to dividend income from U.S.

corporations or certain non-U.S. corporations. A non-corporate U.S. stockholder’s ability to claim a deduction equal to 20% of qualified REIT dividends received may be limited by the stockholder’s particular circumstances.
We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability or reduce our operating flexibility, including the recently passed Tax Cuts and Jobs Act.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure our stockholders that any such changes will not adversely affect our taxation and our ability to continue to qualify as a REIT, or the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Our stockholders are urged to consult with their tax advisor with respect to the impact of recent legislation on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that acquires real estate to elect to be treated for U.S. federal income tax purposes as a regular corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interests of our stockholders.
In addition, on December 22, 2017, the Tax Cuts and Jobs Act was signed into law. The Tax Cuts and Jobs Act makes significant changes to the U.S. federal income tax rules for taxation of individuals and businesses, generally effective for taxable years beginning after December 31, 2017. The Tax Cuts and Jobs Act makes major changes to the Code, including a number of provisions of the Code that affect the taxation of REITs and their stockholders. Among the changes made by the Tax Cuts and Jobs Act are permanently reducing the generally applicable corporate tax rate, generally reducing the tax rate applicable to individuals and other noncorporate taxpayers for tax years beginning after December 31, 2017 and before January 1, 2026, eliminating or modifying certain previously allowed deductions (including substantially limiting interest deductibility and, for individuals, the deduction for non-business state and local taxes), and, for taxable years beginning after December 31, 2017 and before January 1, 2026, providing for preferential rates of taxation through a deduction of up to 20% (subject to certain limitations) on most ordinary REIT dividends and certain trade or business income of non-corporate taxpayers. The Tax Cuts and Jobs Act also imposes new limitations on the deduction of net operating losses and requires us to recognize income for tax purposes no later than when we take it into account on our financial statements, which may result in us having to make additional taxable distributions to our stockholders in order to comply with REIT distribution requirements or avoid taxes on retained income and gains. The Tax Cuts and Jobs Act also makes numerous large and small changes to the tax rules that do not affect the REIT qualification rules directly but may otherwise affect us or our stockholders.
While the changes in the Tax Cuts and Jobs Act generally appear to be favorable with respect to REITs, the extensive changes to non-REIT provisions in the Internal Revenue Code may have unanticipated effects on us or our stockholders. Moreover, Congressional leaders have recognized that the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification and unintended consequences that will have to be revisited in subsequent tax legislation. At this point, it is not clear if or when Congress will address these issues or when the IRS will issue administrative guidance on the changes made in the Tax Cuts and Jobs Act.
We urge our stockholders to consult with their own tax advisor with respect to the status of the Tax Cuts and Jobs Act and other legislative, regulatory or administrative developments and proposals and their potential effect on holding our common stock.
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
Further, to maintain our qualification as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities, qualified real estate assets and stock of a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, qualified real estate assets and stock of a TRS) can consist of the securities of any one issuer, no more than 20% of the value of our total assets can be represented by securities of one or more TRSs and no more than 25% of the value of our total assets can be represented by certain debt securities of publicly offered REITs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
The foregoing requirements could cause us to distribute amounts that otherwise would be spent on real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these dividends or make taxable stock dividends. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings, it is possible that we might not always be able to do so.
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
Even if we continue to qualify as a REIT for U.S. federal income tax purposes, we will be required to pay some state and local taxes on our properties. The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. Therefore, the amount of property taxes we pay in the future may increase substantially. If the property taxes we pay increase and if any such increase is not reimbursable under the terms of our lease, then our cash flows will be impacted, which in turn could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our common stock.
The share transfer and ownership restrictions applicable to REITs and contained in our charter may inhibit market activity in our shares of stock and restrict our business combination opportunities.
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
If our stockholders are investing the assets of a pension, profit-sharing, 401(k), Keogh or other qualified retirement plan or the assets of an IRA in our common stock, our stockholders should satisfy themselves that, among other things:

•	their investment is consistent with their fiduciary obligations under ERISA and the Internal Revenue Code;

•	their investment is made in accordance with the documents and instruments governing their plan or IRA, including their plan’s investment policy;

•	their investment satisfies the prudence and diversification requirements of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;

•	their investment will not impair the liquidity needs to satisfy minimum and other distribution requirements of the plan or IRA and the withholding requirements that may be applicable;

•	their investment will not produce unrelated business taxable income for the plan or IRA;

•	they will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and

•	their investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.
Specific rules apply to foreign, governmental and church plans.
As a general rule, certain employee benefit plans, including foreign pension plans, governmental plans established or maintained in the United States (as defined in Section 3(32) of ERISA), and certain church plans (as defined in Section 3(33) of ERISA), are not subject to ERISA’s requirements and are not “benefit plan investors” within the meaning of the plan asset regulations of the U.S. Department of Labor. Any such plan that is qualified and exempt from taxation under Sections 401(a) and 501(a) of the Internal Revenue Code may nonetheless be subject to the prohibited transaction rules set forth in Section 503 of the Internal Revenue Code and, under certain circumstances in the case of church plans, Section 4975 of the Internal Revenue Code. Also, some foreign plans and governmental plans may be subject to foreign, state, or local laws which are, to a material extent, similar to the provisions of ERISA or Section 4975 of the Internal Revenue Code. Each fiduciary of a plan subject to any such similar law should make its own determination as to the need for and the availability of any exemption relief.

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
Market Information
As of March 26, 2018, we had approximately 311.5 million shares of common stock outstanding, held by a total of 59,822 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., which serves as our registrar and transfer agent.
There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Unless and until our shares are listed on a national securities exchange, we do not expect that a public market for the shares will develop. Pursuant to the DRIP portion of the Offering, and the Initial DRIP Offering until September 30, 2015, we issued shares of our common stock at a price of $9.50 per share. Pursuant to the Initial DRIP Offering, beginning October 1, 2015, we issued shares of our common stock at a price of $9.70 per share, the estimated per share NAV as determined by the board of directors as of August 31, 2015. Pursuant to the Secondary DRIP Offering, we issued shares of our common stock at a price of $9.70 per share until November 13, 2016, issued shares of our common stock at a price of $9.92 per share from November 14, 2016 until March 27, 2017, which is the estimated per share NAV of our shares as determined by our board of directors as of September 30, 2016, and issued shares of our common stock at a price of $10.08 per share from March 28, 2017 to March 28, 2018, which is the estimated per share NAV of our shares as determined by our board of directors as of December 31, 2016. On March 29, 2018, our board of directors established an updated estimated per share NAV of our common stock as of December 31, 2017 of $9.37 per share. Effective March 29, 2018, we will issue shares of our common stock at a price of $9.37 per share pursuant to the Secondary DRIP Offering.
To assist fiduciaries of tax-qualified pension, stock bonus or profit-sharing plans, employee benefit plans and annuities described in Section 403(a) or (b) of the Internal Revenue Code or an individual retirement account or annuity described in Section 408 of the Internal Revenue Code subject to the annual reporting requirements of ERISA and IRA trustees or custodians in preparation of reports relating to an investment in the shares, we will publicly disclose and provide reports, as requested, of the per share estimated value of our common stock to those fiduciaries who request such reports. Furthermore, in order for FINRA members and their associated persons to participate in the Offering, we are required pursuant to FINRA Rule 5110 to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, pursuant to National Association of Securities Dealers Conduct Rule 2340, which took effect on April 11, 2016, we are required to publish an updated estimated per share NAV on at least an annual basis. Our board of directors will make decisions regarding the valuation methodology to be employed, who will perform valuations of our assets and the frequency of such valuations; provided, however, that the determination of the estimated per share NAV must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert and must be derived from a methodology that conforms to standard industry practice. Our board of directors established an estimated per share NAV of $9.37 per share as of December 31, 2017, using a methodology that conformed to standard industry practice. However, as set forth above, there is no public trading market for the shares at this time and stockholders may not receive $9.37 per share if a market did exist.
In determining the estimated per share NAVs as of August 31, 2015, September 30, 2016, December 31, 2016 and December 31, 2017, the board of directors considered information and analysis, including valuation materials that were provided by Duff & Phelps, LLC (“Duff & Phelps”), information provided by CR IV Advisors, LLC, and the estimated per share NAV recommendation made by the valuation committee of the board of directors, which committee is comprised entirely of independent directors. See our Current Reports on Form 8-K, filed with the SEC on September 27, 2015, November 14, 2016, March 28, 2017 and March 30, 2018, for additional information regarding Duff & Phelps and its valuation materials.
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
The per share redemption price (other than for shares purchased pursuant to our DRIP and as provided below for redemptions due to a stockholder’s death) depends on the length of time the stockholder has held such shares as follows: after two years from the purchase date, 97.5% of the most recently determined estimated per share NAV; and after three years from the purchase date, 100% of the most recently determined estimated per share NAV. During this time period, the redemption price for shares purchased pursuant to our DRIP will be 100% of the most recently determined estimated per share NAV. In each case, the redemption price will be adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock. Until September 30, 2015, the most recent estimated value per share for purposes of our share redemption program was $10.00 per share, the purchase price per share in the primary portion of the Offering. From October 1, 2015 until November 13, 2016, the most recently determined estimated per share NAV for purposes of our share redemption program was $9.70 per share, the estimated per share NAV as of August 31, 2015, as determined by the board of directors. From November 14, 2016 until March 27, 2017, the most recently determined estimated per share NAV for purposes of our share redemption program was $9.92 per share, the estimated per share NAV as of September 30, 2016, as determined by the board of directors. From March 28, 2017 until March 28, 2018, the most recently determined estimated per share NAV for purposes of our share redemption program was $10.08 per share, the estimated per share NAV as of December 31, 2016, as determined by the board of directors. As a result of the board of directors’ determination of an updated estimated per share NAV of our shares of common stock, the estimated per share NAV of $9.37 as of December 31, 2017 will serve as the most recent estimated per share NAV for purposes of the share redemption program, effective March 29, 2018, until such time as the board of directors determines a new estimated per share NAV.
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
We received redemption requests for approximately 11.1 million shares (or $111.9 million) in excess of the net proceeds we received from issuance of shares under the DRIP Offerings during the three months ended December 31, 2017. Management, in its discretion, limited the amount of shares redeemed for the three months ended December 31, 2017 to an amount equal to net proceeds we received from the sale of shares pursuant to the DRIP Offerings during the period. During the year ended December 31, 2017, we received valid redemption requests under our share redemption program totaling approximately 44.2 million shares, of which we redeemed approximately 7.6 million shares as of December 31, 2017 for $76.6 million (at an average redemption price of $10.08 per share) and approximately 2.4 million shares subsequent to December 31, 2017 for $24.3 million (at an average redemption price of $10.08 per share). The remaining redemption requests relating to approximately 34.2 million shares went unfulfilled. During the year ended December 31, 2016, we received valid redemption requests under our share redemption program totaling approximately 14.9 million shares, of which we redeemed approximately 8.6 million shares as of December 31, 2016 for $83.1 million (at an average redemption price of $9.62 per share) and approximately 2.7 million shares subsequent to December 31, 2016 for $27.1 million (at an average redemption price of $9.91 per share). The remaining redemption requests relating to approximately 3.6 million shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program set forth above. We funded such redemptions with proceeds from our DRIP Offerings. During the years ended

December 31, 2017 and 2016, we issued approximately 10.1 million and 11.2 million shares of common stock, respectively, under the DRIP Offerings, for proceeds of $101.3 million and $109.2 million, respectively, which were recorded as redeemable common stock on the consolidated balance sheets, net of any redemptions paid.
In general, we redeem shares on a quarterly basis. During the three-month period ended December 31, 2017, we redeemed shares, including those redeemable due to death, as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2017 - October 31, 2017	732	$10.08	732	(1)
November 1, 2017 - November 30, 2017	2,479,428	$10.08	2,479,428	(1)
December 1, 2017 - December 31, 2017	4,907	$10.08	4,907	(1)
Total	2,485,067		2,485,067	(1)
____________________________________

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.

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
For federal income tax purposes, distributions to common stockholders are characterized as ordinary dividends, capital gain distributions, or nondividend distributions. To the extent that we make a distribution in excess of our current or accumulated earnings and profits, the distribution will be a nontaxable return of capital, reducing the tax basis in each U.S. stockholder’s shares.  In addition, the amount of distributions in excess of U.S. stockholders’ tax basis in their shares will be taxable as a capital gain realized from the sale of those shares. See Note 14 — Income Taxes to our consolidated financial statements in this Annual Report on Form 10-K for the character of the distributions paid during the years ended December 31, 2017, 2016 and 2015.
The following table shows the distributions declared on a per share basis during the years ended December 31, 2017, 2016 and 2015 (in thousands, except per share data):

Year Ending December 31,	Total Distributions Declared	Distributions Declared per Common Share

2017	$194,687	$0.625
2016	$194,834	$0.625
2015	$193,311	$0.625

ITEM 6.	SELECTED FINANCIAL DATA
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

	Year Ended December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Total real estate and related assets, net	$4,627,546	$4,534,010	$4,484,326	$3,923,840	$2,203,056
Cash and cash equivalents	$4,745	$9,754	$26,316	$55,287	$300,574
Total assets	$4,728,689	$4,624,335	$4,582,199	$4,031,468	$2,544,324
Notes payable and credit facility, net	$2,471,763	$2,246,259	$2,066,563	$1,458,828	$689,621
Intangible lease liabilities, net	$45,572	$49,075	$53,822	$55,535	$37,485
Total liabilities	$2,572,024	$2,357,566	$2,195,084	$1,583,090	$775,868
Redeemable common stock and noncontrolling interest	$186,453	$188,938	$190,561	$121,972	$26,484
Total stockholders’ equity	$1,970,212	$2,077,831	$2,196,554	$2,326,406	$1,741,972
Operating Data:
Total revenues	$424,095	$407,451	$367,731	$256,282	$102,557
Total operating expenses	$270,900	$258,267	$243,531	$210,852	$113,253
Operating income (loss)	$153,195	$149,184	$124,200	$45,430	$(10,696)
Net income (loss) attributable to the Company	$79,420	$71,842	$64,771	$11,190	$(32,880)
Cash Flow Data:
Net cash provided by operating activities	$198,925	$192,296	$182,885	$89,086	$7,570
Net cash used in investing activities	$(223,386)	$(187,746)	$(673,009)	$(1,743,988)	$(1,695,287)
Net cash provided by (used in) financing activities	$20,510	$(21,346)	$464,867	$1,405,982	$1,982,066
Per Share Data:
Net income (loss) - basic and diluted	$0.25	$0.23	$0.21	$0.04	$(0.36)
Distributions declared per common share	$0.625	$0.625	$0.625	$0.625	$0.625
Weighted average shares outstanding - basic and diluted	311,677,149	311,863,844	309,263,576	292,072,088	90,330,927

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
We were formed on July 27, 2010, and we elected to be taxed, and currently qualify, as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2012. We commenced our principal operations on April 13, 2012, when we satisfied the conditions of our escrow agreement regarding the minimum offering and issued approximately 308,000 shares of our common stock. We have no paid employees and are externally advised and managed by CR IV Advisors. On February 1, 2018, the Transaction, as discussed in Part I, Item 1. Business — Formation, was completed. Immediately following the completion of the Transaction, CIM indirectly owns and/or controls CR IV Advisors; our dealer manager, CCO Capital; our property manager, CREI Advisors; and CCO Group.
In addition, as part of the Transaction, pursuant to the Services Agreement, VEREIT OP will continue to provide certain services to CCO Group and to us, including operational real estate support. VEREIT OP will continue to provide such services through March 31, 2019 (or, if later, the date of the last government filing other than a tax filing made by any of the Cole REITs with respect to its 2018 fiscal year) and will provide consulting and research services through December 31, 2023 as requested by CCO Group, LLC.
Despite the indirect change of ownership and control of our advisor, dealer manager, property manager and sponsor, we expect that, during the Initial Services Term of the Services Agreement, the advisory, dealer manager and property management services we receive will continue without any material changes in personnel (except as supplemented by the management oversight of CIM personnel) or material change in service procedures. During the Initial Services Term of the Services Agreement, CCO Group, LLC intends to evaluate and effectuate an appropriate transition of VEREIT OP’s services under the Services Agreement to other CIM affiliates or third parties with the goal of ensuring continuity and minimizing disruption.
We ceased issuing shares in our Offering on April 4, 2014 and in the Initial DRIP Offering effective as of June 30, 2016, but will continue to issue shares of common stock under the Secondary DRIP Offering until certain liquidity events occur, such as the listing of our shares on a national securities exchange or the sale of our company, or the Secondary DRIP Offering is otherwise terminated by our board of directors. We expect that property acquisitions in 2018 and future periods will be funded by proceeds from financing of the acquired properties, cash flows from operations and the strategic sale of properties and other investments.
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our indebtedness and acquisition and operating expenses. Rental and other property income accounted for 88% and 87% of our total revenue for the years ended December 31, 2017 and 2016, respectively. As 97.5% of our rentable square feet was under lease, including any month-to-month agreements, as of December 31, 2017 with a weighted average remaining lease term of 9.6 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. CR IV Advisors regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If CR IV Advisors identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
Our Business Environment and Current Outlook
Current conditions in the global capital markets remain volatile as the world’s economic growth has been affected by geopolitical and economic events. In the United States, the overall economic environment continued to improve in 2017. During 2017, the U.S. real gross domestic product increased 2.3%, the unemployment rate decreased 0.6 percentage points to 4.1%, and Core CPI, a measure of inflation which removes food and energy prices and is seasonally adjusted, increased 1.8%, as compared to the same period a year earlier.

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
Recoverability of Real Estate Assets
We acquire real estate assets and subsequently monitor those assets quarterly for impairment, including the review of real estate properties subject to direct financing leases, if applicable. Additionally, we record depreciation and amortization related to our assets. The risks and uncertainties involved in applying the principles related to real estate assets include, but are not limited to, the following:

•	The estimated useful lives of our depreciable assets affects the amount of depreciation and amortization recognized on our assets;

•	The review of impairment indicators and subsequent determination of the undiscounted future cash flows could require us to reduce the value of assets and recognize an impairment loss;

•	The fair value of held for sale assets is estimated by management. This estimated value could result in a reduction of the carrying value of the asset; and

•	Changes in assumptions based on actual results may have a material impact on our financial results.
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

Operating Highlights and Key Performance Indicators
2017 Activity

•	Acquired 42 properties for an aggregate purchase price of $307.4 million.

•	Disposed of 15 properties, 14 retail properties and one industrial property, for an aggregate sales price of $100.6 million.

•
Entered into the Second Amended and Restated Credit Agreement that increased the allowable borrowings and extended the maturity dates associated with the original amended and restated unsecured credit facility.

•	Total debt increased by $231.1 million, from $2.3 billion to $2.5 billion.
Portfolio Information
As of December 31, 2017, we owned 909 properties located in 45 states, the gross rentable square feet of which was 97.5% leased, including any month-to-month agreements, with a weighted average lease term remaining of 9.6 years. During the year ended December 31, 2017, we disposed of 15 properties, for an aggregate gross sales price of $100.6 million.
The following table shows the property statistics of our real estate assets, which exclude uncompleted development projects and any properties owned through unconsolidated joint ventures, as of December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Number of commercial properties	909	882	871
Rentable square feet (in thousands) (1)	26,888	26,548	25,195
Percentage of rentable square feet leased	97.5%	98.2%	98.5%
Percentage of investment-grade tenants (2)	33.9%	35.5%	35.1%
____________________________________

(1)	Includes square feet of buildings on land parcels subject to ground leases.
(2) Investment-grade tenants are those with a credit rating of BBB- or higher by Standard & Poor’s or a credit rating of Baa3 or higher by Moody’s. The ratings may reflect those assigned by Standard & Poor’s or Moody’s to the lease guarantor or the parent company, as applicable. The weighted average credit rating is weighted based on annualized rental income and is for only those tenants rated by Standard & Poor’s.
The following table summarizes our real estate acquisition activity during the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Commercial properties acquired (1)	42	15	111
Purchase price of acquired properties (in thousands) (1)	$307,385	$216,652	$615,846
Rentable square feet (in thousands) (1) (2)	1,407	1,268	3,417
____________________________________

(1)	Excludes a property owned through the Unconsolidated Joint Venture that was consolidated during the year ended December 31, 2016 and a development project placed into service during 2015.

(2)	Includes square feet of buildings on land parcels subject to ground leases.

The following table shows the tenant diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2017:

			2017	2017	Percentage of
	Total	Leased	Annualized	Annualized	2017
	Number	Square Feet	Rental Income	Rental Income	Annualized
Tenant	of Leases (1)	(in thousands) (2)	(in thousands)	per Square Foot (2)	Rental Income
Walgreens - pharmacy	63	923	$22,608	$24.49	6%
Dollar General - discount store	170	1,646	16,661	10.12	4%
Family Dollar - discount store	33	1,214	14,925	12.29	4%
United Oil - gas and convenience	4	72	13,342	185.31	4%
Lowe’s - home and garden	15	1,898	13,256	6.98	4%
Academy Sports - sporting goods	8	2,098	13,211	6.30	4%
CVS - pharmacy	46	576	12,884	22.37	3%
PetSmart - pet supply	39	753	11,319	15.03	3%
LA Fitness - entertainment and recreation	11	502	9,110	18.15	2%
Dick's Sporting Goods - sporting goods	17	774	8,856	11.44	2%
Other	1,193	15,755	236,961	15.04	64%
	1,599	26,211	$373,133	$14.24	100%
____________________________________

(1)	Includes leases which are master lease agreements.

(2)	Includes square feet of the buildings on land parcels subject to ground leases.
The following table shows the tenant industry diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2017:

			2017	2017	Percentage of
	Total	Leased	Annualized	Annualized	2017
	Number	Square Feet	Rental Income	Rental Income	Annualized
Industry	of Leases (1)	(in thousands) (2)	(in thousands)	per Square Foot (2)	Rental Income
Discount store	297	5,268	$54,151	$10.28	15%
Pharmacy	112	1,526	36,011	23.60	10%
Sporting goods	38	3,581	32,277	9.01	9%
Home and garden	58	3,341	31,716	9.49	8%
Gas and convenience	36	287	27,246	94.93	7%
Grocery	55	2,123	26,831	12.64	7%
Restaurants - casual dining	123	632	18,621	29.46	5%
Pet supply	55	963	14,669	15.23	4%
Entertainment and recreation	28	739	14,182	19.19	4%
Apparel and jewelry	99	838	13,422	16.02	4%
Other	698	6,913	104,007	15.05	27%
	1,599	26,211	$373,133	$14.24	100%
____________________________________

(1)	Includes leases which are master lease agreements.

(2)	Includes square feet of the buildings on land parcels subject to ground leases.

The following table shows the geographic diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2017:

			2017	2017	Percentage of
	Total	Rentable	Annualized	Annualized	2017
	Number of	Square Feet	Rental Income	Rental Income	Annualized
Location	Properties	(in thousands) (1)	(in thousands)	per Square Foot (1)	Rental Income
California	77	1,034	$37,084	$35.86	10%
Texas	101	2,024	32,112	15.87	9%
Georgia	39	2,273	27,662	12.17	7%
Ohio	62	2,123	24,543	11.56	7%
Florida	59	1,712	20,679	12.08	6%
Alabama	66	1,541	19,129	12.41	5%
Illinois	26	1,215	15,613	12.85	4%
North Carolina	31	1,182	14,451	12.23	4%
New York	12	372	13,815	37.14	4%
Indiana	26	1,045	13,684	13.09	4%
Other	410	12,367	154,361	12.48	40%
	909	26,888	$373,133	$13.88	100%
____________________________________

(1)	Includes square feet of the buildings on land parcels subject to ground leases.
The following table shows the property type diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2017:

			2017	2017	Percentage of
	Total	Rentable	Annualized	Annualized	2017
	Number of	Square Feet	Rental Income	Rental Income	Annualized
Property Type	Properties	(in thousands) (1)	(in thousands)	per Square Foot (1)	Rental Income
Retail	831	14,394	$216,148	$15.02	58%
Anchored shopping centers	74	10,841	148,523	13.70	40%
Industrial and distribution	4	1,653	8,462	5.12	2%
	909	26,888	$373,133	$13.88	100%
____________________________________

(1)	Includes square feet of the buildings on land parcels subject to ground leases.
Leases
Although there are variations in the specific terms of the leases of our properties, the following is a summary of the general structure of our current leases. Generally, the leases of the properties acquired provide for initial terms of ten or more years and provide the tenant with one or more multi-year renewal options, subject to generally the same terms and conditions as the initial lease term. Certain leases also provide that in the event we wish to sell the property subject to that lease, we first must offer the lessee the right to purchase the property on the same terms and conditions as any offer which we intend to accept for the sale of the property. The properties are generally leased under net leases pursuant to which the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance, while certain of the leases require us to maintain the roof, structure and parking areas of the building. Additionally, certain leases provide for increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume. The leases of the properties provide for annual rental payments (payable in monthly installments) ranging from $6,000 to $8.0 million (average of $207,000). Certain leases provide for limited increases in rent as a result of fixed increases or increases in the consumer price index.

The following table shows lease expirations of our real estate portfolio, as of December 31, 2017, during each of the next ten years and thereafter, assuming no exercise of renewal options:

			2017
	Total	Leased	Annualized	2017	Percentage of
	Number	Square Feet	Rental Income	Annualized	2017
	of Leases	Expiring	Expiring	Rental Income	Annualized
Year of Lease Expiration	Expiring (1)	(in thousands) (2)	(in thousands)	per Square Foot (2)	Rental Income
2018	118	618	$8,410	$13.61	2%
2019	151	1,195	17,657	14.78	5%
2020	152	1,061	16,551	15.60	5%
2021	134	1,118	16,655	14.90	4%
2022	131	1,624	19,300	11.88	5%
2023	135	2,521	33,870	13.44	9%
2024	92	1,964	26,655	13.57	7%
2025	64	1,891	21,688	11.47	6%
2026	76	1,301	19,272	14.81	5%
2027	86	1,743	19,556	11.22	5%
Thereafter	460	11,175	173,519	15.53	47%
	1,599	26,211	$373,133	$14.24	100%
____________________________________

(1)	Includes leases which are master lease agreements.

(2)	Includes square feet of the buildings on land parcels subject to ground leases.
The following table shows the economic metrics of our real estate assets as of and for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Economic Metrics
Weighted-average lease term (in years) (1)	9.6	9.9	10.9
Lease rollover (1)(2):
Annual average	4.2%	4.0%	3.2%
Maximum for a single year	5.2%	5.3%	4.8%
____________________________________

(1)	Based on annualized rental income of our real estate portfolio as of December 31, 2017, 2016 and 2015.

(2)	Through the end of the next five years as of the respective reporting date.
Results of Operations
The following table provides summary information about our results of operations for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):

	Year Ended December 31,			2017 vs. 2016 Increase (Decrease)	2016 vs. 2015 Increase (Decrease)
	2017	2016	2015
Total revenues	$424,095	$407,451	$367,731	$16,644	$39,720
General and administrative expenses	$13,716	$12,502	$13,652	$1,214	$(1,150)
Property operating expenses	$29,777	$23,176	$20,890	$6,601	$2,286
Real estate tax expenses	$37,489	$35,063	$33,571	$2,426	$1,492
Advisory fees and expenses	$44,072	$41,926	$36,225	$2,146	$5,701
Acquisition-related expenses	$1,599	$4,191	$15,526	$(2,592)	$(11,335)
Depreciation and amortization	$141,392	$134,672	$122,227	$6,720	$12,445
Impairment	$2,855	$6,737	$1,440	$(3,882)	$5,297
Operating income	$153,195	$149,184	$124,200	$4,011	$24,984
Interest expense and other, net	$90,688	$79,465	$59,199	$11,223	$20,266
Gain (loss) on disposition of real estate, net	$17,044	$2,907	$(108)	$14,137	$3,015
Net income attributable to the Company	$79,420	$71,842	$64,771	$7,578	$7,071
Revenue
Our revenues consist primarily of rental and other property income from net leased commercial properties. We also incur certain operating expenses that are subject to reimbursement by our tenants, which results in tenant reimbursement income.
2017 vs 2016 – The increase in revenue of $16.6 million during the year ended December 31, 2017, as compared to the same period in 2016, was primarily due to the acquisition of 42 rental income-producing properties subsequent to December 31, 2016 as well as recognizing a full year of revenue on 15 properties acquired in 2016. Rental income from net leased commercial properties accounted for 88% of total revenue for the year ended December 31, 2017, compared to 87% for the year ended December 31, 2016. We also incurred certain operating expenses subject to reimbursement by our tenants, which resulted in $52.2 million of tenant reimbursement income during the year ended December 31, 2017, compared to $51.3 million during the year ended December 31, 2016.
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
2017 vs 2016 – The increase in general and administrative expenses of $1.2 million during the year ended December 31, 2017, as compared to the same period in 2016, was primarily due to increases in operating expense reimbursements to our advisor, as well as increases in state franchise and income taxes during the year ended December 31, 2017, primarily as a result of the acquisition of 42 rental income-producing properties subsequent to December 31, 2016 as well as recognizing a full year of general and administrative expenses on 15 properties acquired in 2016.
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

2017 vs 2016 – The increase in property operating expenses of $6.6 million during the year ended December 31, 2017, as compared to the same period in 2016, was primarily due to the acquisition of 42 rental income-producing properties subsequent to December 31, 2016 as well as recognizing a full year of property operating expenses on 15 properties acquired in 2016.
2016 vs 2015 – The increase in property operating expenses of $2.3 million during the year ended December 31, 2016, as compared to the same period in 2015, was primarily due to the acquisition of 15 rental income-producing properties subsequent to December 31, 2015 as well as recognizing a full year of property operating expenses on 111 properties acquired in 2015.
Real Estate Tax Expenses
2017 vs 2016 – The increase in real estate tax expenses of $2.4 million during the year ended December 31, 2017, as compared to the same period in 2016, was primarily due to the acquisition of 42 rental income-producing properties during the year ended December 31, 2017, as well as recognizing a full year of real estate tax expense on 15 properties acquired in 2016.
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
2017 vs 2016 – The increase in advisory fees and expenses of $2.1 million during the year ended December 31, 2017, as compared to the same period in 2016, was primarily due to an increase in our average invested assets to $5.5 billion for the year ended December 31, 2017, compared to $5.2 billion for the year ended December 31, 2016.
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
2017 vs 2016 – The decrease in acquisition-related expenses of $2.6 million during the year ended December 31, 2017, as compared to the same period in 2016, was primarily due to the acquisition of four commercial properties prior to the adoption of ASU 2017-01, for an aggregate purchase price of $55.4 million during the year ended December 31, 2017, compared to the acquisition of 15 commercial properties for an aggregate purchase price of $216.7 million during the year ended December 31, 2016. During the year ended December 31, 2016, acquisition-related costs related to property acquisitions were expensed as incurred.
2016 vs 2015 – The decrease in acquisition-related expenses of $11.3 million during the year ended December 31, 2016, as compared to the same period in 2015, was primarily due to the acquisition of 15 commercial properties for an aggregate purchase price of $216.7 million during the year ended December 31, 2016, compared to the acquisition of 111 commercial properties for an aggregate purchase price of $615.8 million during the year ended December 31, 2015.

Depreciation and Amortization
2017 vs 2016 – The increase in depreciation and amortization expenses of $6.7 million during the year ended December 31, 2017, as compared to the same period in 2016, was primarily due to the acquisition of 42 additional rental income-producing properties subsequent to December 31, 2016 as well as recognizing a full year of depreciation and amortization expenses on 15 properties acquired in 2016.
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
Impairment
2017 vs 2016 — The decrease in impairments of $3.8 million during the year ended December 31, 2017, as compared to the same period in 2016, was due to four properties that were deemed to be impaired, resulting in impairment charges of $2.9 million during the year ended December 31, 2017, compared to three properties that were deemed to be impaired, resulting in impairment charges of $6.7 million during the year ended December 31, 2016.
2016 vs 2015 — The increase in impairments of $5.3 million during the year ended December 31, 2016, as compared to the same period in 2015, was due to three properties that were deemed to be impaired, resulting in impairment charges of $6.7 million during the year ended December 31, 2016, compared to one property that was deemed to be impaired, resulting in impairment charges of $1.4 million during the year ended December 31, 2015.
Interest Expense and Other, Net
Interest expense and other, net also includes amortization of deferred financing costs.
2017 vs 2016 – The increase in interest expense and other, net of $11.2 million during the year ended December 31, 2017, as compared to the same period in 2016, was primarily due to an increase in the average aggregate amount of debt outstanding from $2.2 billion during the year ended December 31, 2016 to $2.4 billion during the year ended December 31, 2017.
2016 vs 2015 – The increase in interest expense and other, net of $20.3 million during the year ended December 31, 2016, as compared to the same period in 2015, was primarily due to an increase in the average aggregate amount of debt outstanding from $1.8 billion during the year ended December 31, 2015 to $2.2 billion during the year ended December 31, 2016.
Gain (Loss) on Disposition of Real Estate, Net
2017 vs 2016 – The increase in gain (loss) on disposition real estate, net of $14.1 million during the year ended December 31, 2017, as compared to the same period in 2016 was due to the disposition of 15 properties for a gain of $17.0 million during the year ended December 31, 2017 compared to the the disposition of five properties for a gain of $2.9 million during the year ended December 31, 2016.
2016 vs 2015 – The increase in gain (loss) on disposition real estate, net of $3.0 million during the year ended December 31, 2016, as compared to the same period in 2015 was due to the disposition of five properties for a gain of $2.9 million during the year ended December 31, 2016 compared to the the disposition of one undeveloped land parcel for a loss of $108,000 during the year ended December 31, 2015.
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
“Non-same store” properties, as reflected in the table below, includes properties acquired on or after January 1, 2016 and any properties under development or redevelopment. As shown in the table below, contract rental revenue on the 850 same store properties for the year ended December 31, 2017 decreased approximately $2.6 million to $324.8 million, compared to $327.4 million for the year ended December 31, 2016. Tenant bankruptcies at 14 same store properties accounted for $2.6 million of the net decrease in contract rental revenue for the year ended December 31, 2017. The same store properties were 97.4% occupied as of December 31, 2017 and 98.2% occupied as of December 31, 2016. The following table shows the contract rental revenue from properties owned for both of the entire years ended December 31, 2017 and 2016, along with a reconciliation to rental income, calculated in accordance with GAAP (dollar amounts in thousands):

	Number of Properties	Year Ended December 31,		Increase (Decrease)
		2017	2016	$ Change	% Change
Rental income – as reported		$371,929	$356,126	$15,803	4%
Less: Amortization (1)		2,138	1,123	1,015	90%
Less: Straight-line rental income		10,082	11,555	(1,473)	(13)%
Total contract rental revenue		359,709	343,448	16,261	5%

Less: “Non-same store” properties	44	31,257	9,116	22,141	243%
Less: Disposed properties (2)	15	3,685	6,951	(3,266)	(47)%
“Same store” properties	850	$324,767	$327,381	$(2,614)	(0.8)%
 ____________________________________
(1) Includes amortization of above- and below-market lease intangibles and deferred lease incentives.
(2) We disposed of 15 properties during the year ended December 31, 2017.
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

	Number of Properties	Year Ended December 31,		Increase (Decrease)
		2016	2015	$ Change	% Change
Rental income – as reported		$356,126	$321,425	$34,701	11%
Less: Amortization (1)		1,123	1,098	25	2%
Less: Straight-line rental income		11,555	11,776	(221)	(2)%
Total contract rental revenue		343,448	308,551	34,897	11%

Less: “Non-same store” properties	129	59,700	24,634	35,066	142%
Less: Disposed properties (2)	5	1,287	2,114	(827)	(39)%
“Same store” properties	753	$282,461	$281,803	$658	0.2%
 ____________________________________
(1) Includes amortization of above- and below-market lease intangibles and deferred lease incentives.
(2) We disposed of five properties during the year ended December 31, 2016.
Distributions
Our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.001711452 per share for stockholders of record as of the close of business on each day of the period commencing on January 1, 2017 and ending on June 30, 2018. As of December 31, 2017, we had distributions payable of $16.5 million.
During the years ended December 31, 2017 and 2016, we paid distributions of $194.7 million and $194.9 million, respectively, including $101.3 million and $109.2 million, respectively, through the issuance of shares pursuant to the DRIP Offerings. Net cash provided by operating activities for the year ended December 31, 2017 was $198.9 million and reflected a reduction for real estate acquisition-related expenses incurred of $1.6 million in accordance with GAAP. For the year ended December 31, 2016, net cash provided by operating activities was $192.3 million and reflected a reduction for real estate acquisition-related expenses incurred of $4.2 million in accordance with GAAP. Our distributions paid during the year ended December 31, 2017, including shares issued pursuant to the DRIP Offerings, were fully funded by net cash provided by operating activities. Our 2016 distributions were funded by net cash provided by operating activities of $192.3 million, or 99%, and proceeds from the issuance of notes payable of $2.6 million, or 1%.

Share Redemptions
Our share redemption program permits our stockholders to sell their shares of common stock back to us, subject to certain conditions and limitations. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the Secondary DRIP Offering, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the Secondary DRIP Offering. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We received redemption requests of approximately 11.1 million shares for $111.9 million in excess of the net proceeds we received from the issuance of shares under the Secondary DRIP Offering during the three months ended December 31, 2017. Management, in its discretion, limited the amount of shares redeemed for the three months ended December 31, 2017 to an amount equal to net proceeds we received from the sale of shares pursuant to the Secondary DRIP Offering during the respective period. During the year ended December 31, 2017, we received valid redemption requests under our share redemption program totaling approximately 44.2 million shares, of which we redeemed approximately 7.6 million shares as of December 31, 2017 for $76.6 million (at an average redemption price of $10.08 per share) and approximately 2.4 million shares subsequent to December 31, 2017 for $24.3 million at an average redemption price of $10.08 per share. The remaining redemption requests relating to approximately 34.2 million shares went unfulfilled. During the year ended December 31, 2016, we received valid redemption requests under our share redemption program totaling approximately 14.9 million shares, of which we redeemed approximately 8.6 million shares as of December 31, 2016 for $83.1 million (at an average redemption price of $9.62 per share) and approximately 2.7 million shares subsequent to December 31, 2016 for $27.1 million (at an average redemption price of $9.91 per share). The remaining redemption requests relating to approximately 3.6 million shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program. The share redemptions were funded with proceeds from the DRIP Offerings.
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
As of December 31, 2017, we had an unsecured credit facility with JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Facility”) that provided for borrowings of up to $1.40 billion, which includes a $1.05 billion unsecured term loan (the “Term Loan”) and up to $350.0 million in unsecured revolving loans (the “Revolving Loans”). As of December 31, 2017, we had $148.4 million in unused capacity under the Credit Facility, subject to borrowing availability. As of December 31, 2017, we also had cash and cash equivalents of $4.7 million.
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related assets and the payment of acquisition-related fees and expenses, operating expenses, distributions, redemptions and interest and principal on current and any future debt financings, including principal repayments of $24.2 million within the next 12 months. We expect to meet our short-term liquidity requirements through net cash provided by operations and proceeds from the Secondary DRIP Offering, as well as secured or unsecured borrowings from banks and other lenders to finance our future acquisitions. Operating cash flows are expected to increase as additional properties are added to our portfolio. With respect to our debt maturing within the next year, we expect to use borrowings available under the Credit Facility or to enter into new financing arrangements in order to meet our debt obligations. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.

Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related assets and the payment of tenant improvements, acquisition-related fees and expenses, operating expenses, distributions and redemptions to stockholders and interest and principal on any current and future indebtedness. Generally, we expect to meet our long-term liquidity requirements through proceeds from cash flow from operations, borrowings on the Credit Facility, proceeds from secured or unsecured borrowings from banks and other lenders, and proceeds raised pursuant to the Secondary DRIP Offering.
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
Contractual Obligations
As of December 31, 2017, we had $2.5 billion of debt outstanding with a weighted average interest rate of 3.6%. See Note 7 — Notes Payable and Credit Facility to our consolidated financial statements in this Annual Report on Form 10-K for certain terms of our debt outstanding.
Our contractual obligations as of December 31, 2017 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments — fixed rate debt (2)	$1,217,377	$24,211	$362,514	$143,067	$687,585
Interest payments — fixed rate debt (3)	216,157	47,389	85,009	60,463	23,296
Principal payments — variable rate debt	20,500	—	20,500	—	—
Interest payments — variable rate debt (4)	2,030	940	1,090	—	—
Principal payments — credit facility	1,251,000	—	—	1,251,000	—
Interest payments — credit facility (5)	163,457	40,360	81,054	42,043	—
Total	$2,870,521	$112,900	$550,167	$1,496,573	$710,881
____________________________________

(1)	The table does not include amounts due to CR IV Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
Principal payment amounts reflect actual payments based on the face amount of notes payable secured by our wholly-owned properties, which excludes the fair value adjustment, net of amortization, of mortgage notes assumed of $419,000 as of December 31, 2017.

(3)
As of December 31, 2017, we had $217.1 million of variable rate debt effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.

(4)
As of December 31, 2017, we had variable rate debt outstanding of $20.5 million with a weighted average interest rate of 4.6%. We used the weighted average interest rate to calculate the debt payment obligations in future periods.

(5)
As of December 31, 2017, the Term Loan outstanding totaled $1.05 billion, $811.7 million of which is subject to interest rate swap agreements. As of December 31, 2017, the weighted average all-in interest rate for the Swapped Term Loan was 3.2%. The remaining $439.3 million outstanding under the Credit Facility had a weighted average interest rate of 3.3% as of December 31, 2017.

We expect to incur additional borrowings in the future to acquire additional properties and other real estate-related assets. There is no limitation on the amount we may borrow against any single improved property. Our borrowings will not exceed 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the NASAA REIT Guidelines; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with justification for such excess borrowing. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. Our advisor has set a target leverage ratio of 40% to 50% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets. Fair market value is based on the estimated market value of our real estate assets as of December 31, 2016 used to determine our estimated per share NAV, and for those assets acquired from January 1, 2017 through December 31, 2017, is based on the purchase price. As of December 31, 2017, our ratio of debt to the cost (before deducting depreciation or other non-cash reserves) of our gross assets was 49.0%, and our ratio of debt to the fair market value of our gross assets was 44.3%.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to stockholders. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as premiums or discounts, financing and issuance costs, and related accumulated amortization, less all cash and cash equivalents. As of December 31, 2017, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, was 48.9%. The following table provides a reconciliation of the notes payable and credit facility, net balance, as reported on our consolidated balance sheet, to net debt as of December 31, 2017 (dollar amounts in thousands):

Balance as of December 31, 2017
Notes payable and credit facility, net	$2,471,763
Deferred costs and net premiums (1)	17,114
Less: Cash and cash equivalents	(4,745)
Net debt	$2,484,132

Gross real estate assets, net (2)	$5,077,620
Net debt leverage ratio	48.9%
______________________
(1) Deferred costs relate to mortgage notes payable and the term portion of the Credit Facility.
(2) Net of gross intangible lease liabilities.
Cash Flow Analysis
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Operating Activities. During the year ended December 31, 2017, net cash provided by operating activities increased by $6.6 million to $198.9 million compared to net cash provided by operating activities of $192.3 million for the year ended December 31, 2016. The change was primarily due to the acquisition of 42 properties subsequent to December 31, 2016, resulting in an increase in net income after non-cash adjustments for depreciation and amortization, net, of $13.3 million. Additionally, net cash provided by operating activities increased due to a net increase in working capital accounts of $6.3 million, offset by an increase in gain on dispositions of real estate assets, net, of $14.1 million. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities increased by $35.7 million to $223.4 million for the year ended December 31, 2017, compared to $187.7 million for the year ended December 31, 2016. The increase was primarily due to the acquisition of 42 commercial properties for an aggregate purchase price of $307.4 million during the year ended December 31, 2017, compared to 15 commercial properties for an aggregate purchase price of $216.7 million during the year ended December 31, 2016. Additionally, net cash used in investing activities increased due to a net increase in capital expenditures of $10.5 million, offset by the disposal of 15 properties for an aggregate gross sales price of $100.6 million during the year ended December 31, 2017, compared to the disposal of five properties for an aggregate gross sales price of $31.6 million during the year ended December 31, 2016.
Financing Activities. Net cash provided by financing activities was $20.5 million for the year ended December 31, 2017, compared to net cash used in financing activities of $21.3 million for the year ended December 31, 2016. The increase of net cash provided by financing activities of $41.8 million was primarily due to a increase in net proceeds from the borrowing facilities and notes payable of $51.1 million, offset by an increase in deferred financing costs paid of $9.9 million.
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Operating Activities. During the year ended December 31, 2016, net cash provided by operating activities increased by $9.4 million to $192.3 million compared to net cash provided by operating activities of $182.9 million for the year ended

December 31, 2015. The change was primarily due to an increase in adjustments in depreciation and amortization of $13.7 million, and an increase in net income of $7.1 million, partially offset by a decrease in net working capital accounts of $13.1 million. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities decreased by $485.3 million to $187.7 million for the year ended December 31, 2016, compared to $673.0 million for the year ended December 31, 2015. The decrease was primarily due to the acquisition of 15 commercial properties for an aggregate purchase price of $216.7 million during the year ended December 31, 2016, compared to 111 commercial properties for an aggregate purchase price of $615.8 million during the year ended December 31, 2015, in addition to $66.1 million invested in a development project during the year ended December 31, 2015. In addition, proceeds from the disposition of real estate assets increased by $29.8 million during the year ended December 31, 2016, compared to the year ended December 31, 2015.
Financing Activities. Net cash used in financing activities was $21.3 million for the year ended December 31, 2016, compared to net cash provided by financing activities of $464.9 million for the year ended December 31, 2015. The decrease of net cash provided by financing activities of $486.2 million was primarily due to a decrease in net proceeds from the borrowing facilities and notes payable of $417.0 million. In addition, share redemptions increased by $66.5 million during the year ended December 31, 2016, compared to the year ended December 31, 2015.
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
If we fail to maintain our qualification as a REIT for any reason in a taxable year and applicable relief provisions do not apply, we will be subject to tax on our taxable income at regular corporate rates. We will not be able to deduct distributions paid to our stockholders in any year in which we fail to maintain our qualification as a REIT. We also will be disqualified for the four taxable years following the year during which qualification was lost, unless we are entitled to relief under specific statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to maintain our qualification as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our accompanying consolidated financial statements. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our accompanying consolidated financial statements.
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

Conflicts of Interest
Richard S. Ressler, our chief executive officer, president and one of our directors, who is also a founder and principal of CIM and certain of its affiliates as well as a director of CCIT III and Cole Income NAV Strategy, and Nathan D. DeBacker, our chief financial officer and treasurer, act as executive officers and/or a director of one or more other programs sponsored by CCO Group. One of our directors, W. Brian Kretzmer, also serves as a director of CCIT III and Cole Income NAV Strategy. In addition, affiliates of CR IV Advisors act as an advisor to, and our chief financial officer and one of our directors act as executive officers and/or a director of, CCPT V, CCIT II, CCIT III, Cole Income NAV Strategy, and/or other real estate offerings in registration, all of which are or intend to be public, non-listed REITs offered, distributed and/or managed by affiliates of CR IV Advisors. As such, there are conflicts of interest where CR IV Advisors or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for CIM or another real estate program sponsored or operated by CCO Group, including other real estate offerings in registration, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management, among others. The compensation arrangements between affiliates of CR IV Advisors and CIM and these other real estate programs sponsored or operated by CCO Group could influence the advice provided to us. See Part I, Item 1. Business — Conflicts of Interest of this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of December 31, 2017 and 2016, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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
Interest Rate Risk
As of December 31, 2017, we had variable rate debt of $459.8 million, excluding any debt subject to interest rate swap agreements, and therefore, we are exposed to interest rate changes in the London Interbank Offered Rate (“LIBOR”). As of December 31, 2017, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $2.3 million per year.
As of December 31, 2017, we had 12 interest rate swap agreements outstanding, which mature on various dates from June 2018 through July 2021, with an aggregate notional amount of $1.0 billion and an aggregate fair value of the net derivative asset of $7.1 million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of December 31, 2017, an increase of 50 basis points in interest rates would result in a change of $14.3 million to the fair value of the net derivative asset, resulting in a net derivative asset of $21.4 million. A decrease of 50 basis points in interest rates would result in a $14.5 million change to the fair value of the net derivative asset, resulting in a net derivative liability of $7.4 million.
As the information presented above includes only those exposures that existed as of December 31, 2017, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2017.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2017 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2017, were effective at a reasonable assurance level.
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
Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2017.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be presented in our definitive proxy statement for our 2018 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2017, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item will be presented in our definitive proxy statement for our 2018 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2017, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be presented in our definitive proxy statement for our 2018 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2017, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item will be presented in our definitive proxy statement for our 2018 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2017, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be presented in our definitive proxy statement for our 2018 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2017, and is incorporated herein by reference.

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
Exhibits
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.9
Amended and Restated Credit Agreement, dated as of August 15, 2013, among Cole Operating Partnership IV, LP , as the borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Bank of America, N.A. and U.S. Bank National Association as Co-Syndication Agents, Capital One, N.A., Regions Bank, Wells Fargo Bank, National Association and PNC Bank, National Association as Co-Documentation Agents and the other lenders party thereto (Incorporated by reference to Exhibit 10.29 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (File No. 333-169533), filed October 10, 2013).

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
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 30th day of March, 2018.

Cole Credit Property Trust IV, Inc.

By:	/s/ NATHAN D. DEBACKER
Nathan D. DeBacker
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ RICHARD S. RESSLER	Chief Executive Officer and President and Director	March 30, 2018
Richard S. Ressler	(Principal Executive Officer)

/s/ NATHAN D. DEBACKER	Chief Financial Officer and	March 30, 2018
Nathan D. DeBacker	Treasurer (Principal Financial Officer)

/s/ JEFFREY R. SMITH	Vice President of Accounting	March 30, 2018
Jeffrey R. Smith	(Principal Accounting Officer)

/s/ T. PATRICK DUNCAN	Independent Director and Non-Executive Chairman of the Board of Directors	March 30, 2018
T. Patrick Duncan

/s/ LAWRENCE S. JONES	Independent Director	March 30, 2018
Lawrence S. Jones

/s/ ALICIA K. HARRISON	Independent Director	March 30, 2018
Alicia K. Harrison

/s/ W. BRIAN KRETZMER	Independent Director	March 30, 2018
W. Brian Kretzmer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Cole Credit Property Trust IV, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cole Credit Property Trust IV, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP
Phoenix, Arizona
March 30, 2018

We have served as the Company’s auditor since 2010.

COLE CREDIT PROPERTY TRUST IV, INC.
CONSOLIDATED BALANCE SHEETS
 (in thousands, except share and per share amounts)

	December 31, 2017	December 31, 2016
ASSETS
Real estate assets:
Land	$1,193,029	$1,156,417
Buildings, fixtures and improvements	3,371,563	3,214,212
Intangible lease assets	589,930	553,149
Total real estate assets, at cost	5,154,522	4,923,778
Less: accumulated depreciation and amortization	(526,976)	(389,768)
Total real estate assets, net	4,627,546	4,534,010
Cash and cash equivalents	4,745	9,754
Restricted cash	9,098	8,040
Rents and tenant receivables, net	71,859	65,446
Due from affiliates	56	58
Derivative assets, prepaid expenses, revenue bonds and other assets	12,351	5,513
Deferred costs, net	3,034	1,514
Total assets	$4,728,689	$4,624,335

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and credit facility, net	$2,471,763	$2,246,259
Accounts payable and accrued expenses	24,635	25,310
Due to affiliates	1,984	5,333
Intangible lease liabilities, net	45,572	49,075
Distributions payable	16,531	16,498
Deferred rental income and other liabilities	11,539	15,091
Total liabilities	2,572,024	2,357,566
Commitments and contingencies
Redeemable common stock and noncontrolling interest	186,453	188,938
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 490,000,000 shares authorized, 311,582,319 and 311,817,004 shares issued and outstanding, as of December 31, 2017 and 2016, respectively	3,116	3,118
Capital in excess of par value	2,607,300	2,607,304
Accumulated distributions in excess of earnings	(646,834)	(531,567)
Accumulated other comprehensive income (loss)	6,630	(1,024)
Total stockholders’ equity	1,970,212	2,077,831
Total liabilities, redeemable common stock, noncontrolling interest and stockholders’ equity	$4,728,689	$4,624,335
The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Rental income	$371,929	$356,126	$321,425
Tenant reimbursement income	52,166	51,325	46,306
Total revenues	424,095	407,451	367,731
Operating expenses:
General and administrative	13,716	12,502	13,652
Property operating	29,777	23,176	20,890
Real estate tax	37,489	35,063	33,571
Advisory fees and expenses	44,072	41,926	36,225
Acquisition-related	1,599	4,191	15,526
Depreciation and amortization	141,392	134,672	122,227
Impairment	2,855	6,737	1,440
Total operating expenses	270,900	258,267	243,531
Operating income	153,195	149,184	124,200
Other income (expense):
Interest expense and other, net	(90,688)	(79,465)	(59,199)
Loss recognized on equity interest remeasured to fair value	—	(647)	—
Total other income (expense)	(90,688)	(80,112)	(59,199)
Income before real estate dispositions	62,507	69,072	65,001
Gain (loss) on disposition of real estate, net	17,044	2,907	(108)
Net income	79,551	71,979	64,893
Net income allocated to noncontrolling interest	131	137	122
Net income attributable to the Company	$79,420	$71,842	$64,771
Weighted average number of common shares outstanding:
Basic and diluted	311,677,149	311,863,844	309,263,576
Net income per common share:
Basic and diluted	$0.25	$0.23	$0.21
Distributions declared per common share	$0.625	$0.625	$0.625
The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$79,551	$71,979	$64,893
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps	4,551	(4,422)	(7,787)
Amount of loss reclassified from other comprehensive income (loss) into income as interest expense	3,103	8,757	6,485
Total other comprehensive income (loss)	7,654	4,335	(1,302)

Comprehensive income	87,205	76,314	63,591
Comprehensive income allocated to noncontrolling interest	131	137	122
Comprehensive income attributable to the Company	$87,074	$76,177	$63,469
The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (in thousands, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2015	304,950,000	$3,050	$2,607,448	$(280,035)	$(4,057)	$2,326,406
Issuance of common stock	11,745,917	117	112,041	—	—	112,158
Distributions declared	—	—	—	(193,311)	—	(193,311)
Commissions on stock sales and related dealer manager fees	—	—	—	—	—	—
Other offering costs	—	—	(6)	—	—	(6)
Redemptions and cancellations of common stock	(4,602,706)	(46)	(44,142)	—	—	(44,188)
Changes in redeemable common stock	—	—	(67,974)	—	—	(67,974)
Comprehensive income	—	—	—	64,771	(1,302)	63,469
Balance, December 31, 2015	312,093,211	$3,121	$2,607,367	$(408,575)	$(5,359)	$2,196,554
Issuance of common stock	11,234,006	112	109,054	—	—	109,166
Distributions declared	—	—	—	(194,834)	—	(194,834)
Offering costs related to DRIP Offerings	—	—	(68)	—	—	(68)
Redemptions of common stock	(11,510,213)	(115)	(110,540)	—	—	(110,655)
Changes in redeemable common stock	—	—	1,491	—	—	1,491
Comprehensive income	—	—	—	71,842	4,335	76,177
Balance, December 31, 2016	311,817,004	$3,118	$2,607,304	$(531,567)	$(1,024)	$2,077,831
Issuance of common stock	10,095,437	101	101,243	—	—	101,344
Distributions declared	—	—	—	(194,687)	—	(194,687)
Redemptions of common stock	(10,330,122)	(103)	(103,572)	—	—	(103,675)
Changes in redeemable common stock	—	—	2,325	—	—	2,325
Comprehensive income	—	—	—	79,420	7,654	87,074
Balance, December 31, 2017	311,582,319	$3,116	$2,607,300	$(646,834)	$6,630	$1,970,212
The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$79,551	$71,979	$64,893
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	139,253	133,549	121,128
Amortization of deferred financing costs	5,313	5,711	4,646
Amortization of fair value adjustment of mortgage notes payable assumed	(86)	(84)	(336)
Straight-line rental income	(10,082)	(11,555)	(11,776)
Bad debt expense	1,908	9	320
Equity in income of unconsolidated joint venture	—	(615)	(798)
Return on investment from unconsolidated joint venture	—	615	1,038
(Gain) loss on disposition of real estate assets, net	(17,044)	(2,907)	108
Impairment of real estate assets	2,855	6,737	1,440
Fair value adjustment to contingent consideration	(337)	(2,667)	(1,747)
Ineffectiveness of interest rate swaps	(488)	—	—
Write-off of deferred financing costs	896	—	—
Loss recognized on equity interest remeasured to fair value	—	647	—
Changes in assets and liabilities:
Rents and tenant receivables	862	(4,023)	(3,570)
Prepaid expenses and other assets	(67)	(884)	(503)
Accounts payable and accrued expenses	(192)	958	6,043
Deferred rental income and other liabilities	(70)	(4,883)	1,436
Due from affiliates	2	(11)	423
Due to affiliates	(3,349)	(280)	140
Net cash provided by operating activities	198,925	192,296	182,885
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(320,700)	(219,502)	(677,754)
Investment in revenue bonds	(2,081)	—	—
Real estate developments	—	—	(684)
Return of investment in unconsolidated joint venture	—	1,033	571
Acquisition of unconsolidated joint venture partner's interest	—	(1,626)	—
Proceeds from disposition of real estate assets	99,013	30,811	1,058
Payment of property escrow deposits	(11,472)	(5,854)	(3,240)
Refund of property escrow deposits	11,722	6,604	7,025
Proceeds from the settlement of insurance claims	132	788	15
Net cash used in investing activities	(223,386)	(187,746)	(673,009)
Cash flows from financing activities:
Redemptions and cancellations of common stock	(103,675)	(110,655)	(44,188)
Offering costs related to DRIP Offerings	—	(68)	(6)
Distributions to stockholders	(93,310)	(85,740)	(80,773)
Proceeds from notes payable and credit facility	1,572,706	493,420	1,218,367
Repayments of notes payable and credit facility	(1,341,617)	(313,426)	(621,388)
Payment of loan deposits	(1,139)	(3,378)	(3,242)
Refund of loan deposits	1,064	3,378	3,242
Deferred financing costs paid	(13,228)	(3,344)	(7,638)
Contributions from noncontrolling interest	—	—	762
Distributions to noncontrolling interest	(291)	(269)	(269)
Earnout liability paid	—	(1,264)	—
Net cash provided by (used in) financing activities	20,510	(21,346)	464,867
Net decrease in cash and cash equivalents and restricted cash	(3,951)	(16,796)	(25,257)
Cash and cash equivalents and restricted cash, beginning of period	17,794	34,590	59,847
Cash and cash equivalents and restricted cash, end of period	$13,843	$17,794	$34,590
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
On November 13, 2017, VEREIT Operating Partnership, L.P. (“VEREIT OP”), a former affiliated entity of the Company’s sponsor, CCO Group (as defined below), entered into a Purchase and Sale Agreement with CCA Acquisition, LLC (“CCA”), a newly-formed affiliate of CIM Group, LLC (“CIM”), pursuant to which CCA agreed to acquire all of the issued and outstanding shares of common stock of Cole Capital Advisors, Inc., the direct or indirect owner of Cole REIT Advisors IV, LLC (“CR IV Advisors”), Cole Capital Corporation and CREI Advisors, LLC (“CREI Advisors”), the Company’s external advisor, dealer manager and property manager, respectively (the “Transaction”).
On February 1, 2018, the Transaction was completed. Immediately following the completion of the Transaction, Cole Capital Advisors, Inc. and the Company’s dealer manager were each converted into Delaware limited liability companies, Cole Capital Advisors, Inc.’s name was changed to CCO Group, LLC, and the Company’s dealer manager’s name was changed to CCO Capital, LLC (“CCO Capital”). As a result of the Transaction, CIM owns and/or controls CCO Group, LLC and its subsidiaries (collectively, “CCO Group”), and CCO Group, LLC owns and controls CR IV Advisors, CCO Capital and CREI Advisors, the Company’s external advisor, dealer manager for the Offerings (as defined below) and property manager, respectively.
In addition, as part of the Transaction, VEREIT OP and CCO Group, LLC entered into a services agreement (the “Services Agreement”) pursuant to which VEREIT OP will continue to provide certain services to CCO Group and to the Company, Cole Credit Property Trust V, Inc. (“CCPT V”), Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”), Cole Office & Industrial (CCIT III), Inc. (“CCIT III”) and Cole Real Estate Income Strategy (Daily NAV), Inc. (“Cole Income NAV Strategy”) (CCPT V, CCIT II, CCIT III, Cole Income NAV Strategy and the Company collectively, the “Cole REITs®”), including operational real estate support. VEREIT OP will continue to provide such services through March 31, 2019 (or, if later, the date of the last government filing other than a tax filing made by any of the Cole REITs with respect to its 2018 fiscal year) (the “Initial Services Term”) and will provide consulting and research services through December 31, 2023 as requested by CCO Group, LLC.
Despite the indirect change of ownership and control of the Company’s advisor, dealer manager, property manager and sponsor, the Company expects that, during the Initial Services Term of the Services Agreement, the advisory, dealer manager and property management services the Company receives will continue without any material changes in personnel (except as supplemented by the management oversight of CIM personnel) or material change in service procedures. During the Initial Services Term of the Services Agreement, CCO Group, LLC intends to evaluate and effectuate an appropriate transition of VEREIT OP’s services under the Services Agreement to other CIM affiliates or third parties with the goal of ensuring continuity and minimizing disruption.
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
On September 27, 2015, the Company announced that its board of directors (the “Board”) had established an estimated value of the Company’s common stock, as of August 31, 2015, of $9.70 per share for purposes of assisting broker-dealers that participated in the Offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340. On November 10, 2016, the Board established an updated estimated per share net asset value (“NAV”) of the Company’s common stock, as of September 30, 2016, of $9.92 per share. On March 24, 2017, the Board established an updated estimated per share NAV of the Company’s common stock, as of December 31, 2016, of $10.08 per share. On March 29, 2018, the Board established an updated estimated per share NAV of the Company’s common stock, as of December 31, 2017, of $9.37 per share. In determining the estimated per share NAVs as of August 31, 2015, September 30, 2016, December 31, 2016, and December 31, 2017, the Board considered information and analysis, including valuation materials that were provided by a third-party valuation expert, information provided by CR IV Advisors, and the estimated per share NAV recommendation made by the valuation committee of the Board, which committee is comprised entirely of independent directors. The Company’s estimated per share NAVs are not audited or reviewed by its independent registered public accounting firm.
Prior to October 1, 2015, distributions were reinvested in shares of the Company’s common stock under the DRIP at a price of $9.50 per share. From October 1, 2015 to November 13, 2016, distributions were reinvested in shares of the Company’s common stock under the DRIP at a price of $9.70 per share, the estimated value per share as of August 31, 2015, as determined by the Board. From November 14, 2016 to March 27, 2017, distributions were reinvested in shares of the Company’s common stock under the DRIP at a price of $9.92 per share, the estimated per share NAV as of September 30, 2016, as determined by the Board. From March 28, 2017 to March 28, 2018, distributions were reinvested in shares of the Company’s common stock under the DRIP at a price of $10.08 per share, the estimated per share NAV as of December 31, 2016, as determined by the Board. Commencing on March 29, 2018, distributions are reinvested in shares of the Company’s common stock under the DRIP at a price of $9.37 per share, the estimated per share NAV as of December 31, 2017, as determined by the Board.
As of December 31, 2017, the Company had issued approximately 339.2 million shares of its common stock in the Offerings, including 40.9 million shares issued in the DRIP Offerings, for gross offering proceeds of $3.4 billion before organization and offering costs, selling commissions and dealer manager fees of $306.0 million. As of December 31, 2017, the Company owned 909 properties, which includes nine properties owned through a consolidated joint venture arrangement (the “Consolidated Joint Venture”), comprising 26.9 million rentable square feet of commercial space located in 45 states. As of December 31, 2017, the rentable square feet at these properties was 97.5% leased, including month-to-month agreements, if any.
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
As of December 31, 2017 and 2016, the Company determined that it had a controlling interest in the Consolidated Joint Venture and therefore met the GAAP requirements for consolidation.
Reclassifications
In connection with the adoption of Accounting Standards Update (“ASU”) 2016-15 and ASU 2016-18, as defined in “Recent Accounting Pronouncements,” certain reclassifications have been made to prior period balances to conform to current presentation in the consolidated statement of cash flows. Under ASU 2016-15, the Company reclassified a portion of contingent consideration payments made after a business combination which were previously reported in cash flows from financing activities to cash flows from operating activities in the consolidated statement of cash flows. In addition, the Company reclassified $602,000 of contingent consideration payments made after a business combination from cash flows from financing activities to cash flows from operating activities for the year ended December 31, 2016. The Company also reclassified $788,000 and $15,000 of proceeds from the settlement of insurance claims from cash flows from operating activities to cash flows from investing activities for the years ended December 31, 2016 and 2015, respectively. Under ASU 2016-18, transfers to or from restricted cash which have previously been shown in the Company’s investing activities section of the consolidated statements of cash flows are now required to be shown as part of the total change in cash, cash equivalents and restricted cash in the consolidated statements of cash flows. This change resulted in an increase in cash flows from investing activities of $234,000 during the year ended December 31, 2016 and a decrease of $3.7 million in cash flows from investing activities during the year ended December 31, 2015.
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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. During the year ended December 31, 2017, as part of the Company’s quarterly impairment review procedures, the Company recorded impairment charges of $2.9 million related to four properties as a result of delinquent rental payments and two tenants who had previously filed for bankruptcy. During the year ended December 31, 2016, two tenants filed for bankruptcy, and collectively, these tenants occupied 100% of three of the Company’s properties. The Company recorded impairment charges of $6.7 million related to the three properties during the year ended December 31, 2016. The Company recorded impairment charges of $1.4 million related to one property during the year ended December 31, 2015. The assumptions and uncertainties utilized in the evaluation of the impairment of real estate assets are discussed in detail in Note 3 — Fair Value Measurements. See also Note 4 — Real Estate Assets for further discussion regarding real estate investment activity.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of December 31, 2017 or 2016.
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
The Company has acquired, and may continue to acquire, certain properties subject to contingent consideration arrangements that may obligate the Company to pay additional consideration to the seller based on the outcome of future events (the “Contingent Payments”). Additionally, the Company may acquire certain properties for which it funds certain contingent consideration amounts into an escrow account pending the outcome of certain future events. The outcome may result in the release of all or a portion of the escrowed funds to the Company or the seller or a combination thereof. Prior to the adoption of ASU 2017-01 (as defined below) in April 2017, contingent consideration arrangements, including amounts funded through an escrow account, were recorded upon acquisition of the respective property at their estimated fair value, and any changes to the estimated fair value subsequent to acquisition were reflected in the accompanying consolidated statements of operations in acquisition-related fees and expenses. Upon adoption of ASU 2017-01 in April 2017, contingent consideration arrangements for asset acquisitions are recognized when the contingency is resolved. The determination of the amount of contingent consideration arrangements is based on the probability of several possible outcomes as identified by management.
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
In April 2017, the Company elected to early adopt ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Beginning in April 2017, all real estate acquisitions qualified as asset acquisitions, and as such, acquisition-related fees and certain acquisition-related expenses related to these asset acquisitions were capitalized and allocated to tangible and intangible assets and liabilities as described above. Prior to the adoption of ASU 2017-01 in April 2017, all of the Company’s real estate acquisitions were accounted for as business combinations, and as such, acquisition-related expenses related to these business combination acquisitions were expensed as incurred. Prior to April 2017, acquisition-related expenses in the Company’s consolidated statements of operations primarily consisted of legal, deed transfer and other costs related to real estate purchase transactions, including costs incurred for deals that were not consummated. The Company expects its future acquisitions to qualify as asset acquisitions, and as such, the Company will allocate the purchase price to acquired tangible assets, consisting of land, buildings and improvements, and to identified intangible assets and liabilities, consisting of the value of above- and below-market leases and the value of in-place leases, based in each case on a relative fair value basis.
Investment in Held-to-Maturity Securities
The Company has investments classified as held-to-maturity securities, which consist of revenue bonds acquired in connection with the purchase of an anchored shopping center. The bonds have a 9.0% interest rate and mature on November 1,

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2044. As of December 31, 2017, the Company classified these investments as held-to-maturity as the Company has the intent and ability to hold the securities to maturity. These investments are initially recognized in derivative assets, prepaid expenses, revenue bonds and other assets on the consolidated balance sheets and are subsequently measured using amortized cost.
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
Development Activities
Project costs and expenses, including interest incurred, associated with the development, construction and lease-up of a real estate project are capitalized as construction in progress. Once the development and construction of the building is substantially completed, the amounts capitalized to construction in progress are transferred to (i) land and (ii) buildings, fixtures and improvements and are depreciated over their respective useful lives. The Company capitalized $102,000 of interest expense associated with development projects during the year ended December 31, 2016. No such expenses were capitalized during the year ended December 31, 2017.
Redeemable Noncontrolling Interest in Consolidated Joint Venture
On June 27, 2014, the Company completed the formation of the Consolidated Joint Venture. Pursuant to the joint venture agreement, the joint venture partner has a right to exercise an option (the “Option”), which became effective on June 27, 2016, whereby the Company will be required to purchase the ownership interest of the joint venture partner at fair market value. As of December 31, 2017, the Option has not been exercised. The Company determined it had a controlling interest in the Consolidated Joint Venture and, therefore, met the GAAP requirements for consolidation. The Company recorded net income of $131,000 and paid distributions of $291,000 related to the noncontrolling interest during the year ended December 31, 2017. The Company recorded the noncontrolling interest of $2.4 million and $2.6 million as of December 31, 2017 and December 31, 2016, respectively, as temporary equity in the mezzanine section of the consolidated balance sheets, due to the ability to exercise the Option being outside the control of the Company.
Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash in bank accounts, as well as investments in highly-liquid money market funds. The Company deposits cash with several high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company (“FDIC”) up to an insurance limit of $250,000. At times, the Company’s cash and cash equivalents may exceed federally insured levels. Although the Company bears risk on amounts in excess of those insured by the FDIC, it has not experienced and does not anticipate any losses due to the high quality of the institutions where the deposits are held.
The Company had $9.1 million and $8.0 million in restricted cash as of December 31, 2017 and 2016, respectively. Included in restricted cash was $3.7 million and $4.0 million held by lenders in lockbox accounts, as of December 31, 2017 and 2016, respectively. As part of certain debt agreements, rents from certain encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess is disbursed to the Company. Also included in restricted cash was $5.4 million and $4.0 million held by lenders in escrow accounts for real estate taxes and other lender reserves for certain properties, in accordance with the associated lender’s loan agreement as of December 31, 2017 and 2016, respectively.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the accompanying consolidated balance sheets to the combined amounts shown on the accompanying consolidated statements of cash flows (in thousands):

	As of December 31,
	2017	2016	2015
Cash and cash equivalents	$4,745	$9,754	$26,316
Restricted cash	9,098	8,040	8,274
Total cash and cash equivalents and restricted cash shown in the statement of cash flows	$13,843	$17,794	$34,590
Deferred Financing Costs
Deferred financing costs represent commitment fees, legal fees and other costs associated with obtaining commitments for financing. These costs are amortized to interest expense over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are written off when the associated debt is refinanced or repaid before maturity. The presentation of all deferred financing costs, other than those associated with the revolving loan portion of the credit facility, are classified such that the debt issuance costs related to a recognized debt liability are presented on the consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability rather than as an asset. Debt issuance costs related to securing a revolving line of credit are presented as an asset and amortized ratably over the term of the line of credit arrangement. As such, the Company’s current and corresponding prior period total deferred costs, net in the accompanying consolidated balance sheets relate only to the revolving loan portion of the credit facility and the historical presentation, amortization and treatment of unamortized costs are still applicable. As of December 31, 2017 and 2016, the Company had $3.0 million and $1.5 million, respectively, of deferred financing costs, net of accumulated amortization, related to the revolving loan portion of the credit facility. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined the financing will not close.
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

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company continually reviews receivables related to rent, including any straight-line rent, and current and future operating expense reimbursements from tenants and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is uncertain, the Company will record an increase in the allowance for uncollectible accounts. As of December 31, 2017 and December 31, 2016, the Company had an allowance for uncollectible accounts of $1.5 million and $221,000, respectively.
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
Earnings (Loss) Per Share
Earnings (loss) per share are calculated based on the weighted average number of common shares outstanding during each period presented. Diluted income (loss) per share considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the years ended December 31, 2017, 2016 or 2015.
Reportable Segment
The Company’s commercial real estate assets consist of income-producing necessity retail properties that are primarily single-tenant or anchored shopping centers, which are leased to creditworthy tenants under long-term net leases. The commercial properties are geographically diversified throughout the United States and have similar economic characteristics. The Company’s management evaluates operating performance on an overall portfolio level; therefore, the Company’s properties are one reportable segment.
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
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Revenue Recognition, Accounting Standards Codification  (“ASC”) (Topic 605) and will require an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public business entities, the guidance should be applied to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. In accordance with the Company’s plan for the adoption of ASU 2014-09, the Company’s implementation team has identified all of the Company’s revenue streams and real estate sales and concluded that upon adoption, there will not be a material impact on the Company’s consolidated financial statements and disclosures. The Company plans to adopt ASU 2014-09 effective January 1, 2018 using the modified retrospective approach. In addition, the Company evaluated controls around the implementation of ASU 2014-09 and has concluded there will be no significant impact on the Company’s control structure.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which will require that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than 12 months, with the result being the recognition of a right of use asset and a lease liability and the disclosure of key information about the entity’s leasing arrangements. The lessor accounting model under ASU 2016-02 is similar to current guidance; however it limits the capitalization of initial direct leasing costs, such as internally generated costs. ASU 2016-02 retains a distinction between finance leases (i.e., capital leases under current GAAP) and operating leases. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. A modified retrospective approach is required for existing leases that have not expired upon adoption and provides

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

for certain practical expedients. The Company is still evaluating the full impact of ASU 2016-02 on its consolidated financial statements; however, the Company plans to adopt ASU 2016-02 as of January 1, 2019 and anticipates that it will elect a practical expedient offered in ASU 2016-02 that allows an entity to not reassess the following upon adoption (elected as a group): (i) whether an expired or existing contract contains a lease arrangement; (ii) lease classification related to expired or existing lease arrangements; or (iii) whether costs incurred on expired or existing leases qualify as initial direct costs. As a result of the adoption, all leases for which we are the lessee, including ground leases (if any), will be recorded on the Company’s consolidated financial statements as either financing leases or operating leases with a related right of use asset and lease liability. In addition, certain executory and non-lease components, such as common area maintenance, may need to be accounted for separately from the lease component of the lease. Lease components will continue to be recognized on a straight-line basis over the lease term and certain non-lease components will be accounted for under the new revenue recognition guidance in ASU 2014-09 as mentioned above. In January 2018, the FASB proposed amending Topic 842 to allow lessors the option to combine lease and non-lease components when certain criteria are met.
ASU No. 2016-01, Financial Instruments (Subtopic 825-10) (“ASU 2016-01”) — The amendments in this update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The amendments in this update also require an entity to present separately in other comprehensive income (loss), the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the consolidated balance sheets or the accompanying notes to the consolidated financial statements. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will adopt ASU 2016-01 during the first quarter of fiscal year 2018 and does not expect it will have a material impact on the Company’s consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326) (“ASU 2016-13”). ASU 2016-13 is intended to improve financial reporting requiring more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology under current GAAP. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently evaluating the impact this amendment will have on its consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which is intended to address diversity in practice related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted, and requires retrospective adoption unless it is impracticable to apply, in which case it is to be applied prospectively as of the earliest date practicable. The Company adopted ASU 2016-15 during the fourth quarter of fiscal year 2017 and has determined that this standard is relevant to its presentation of debt prepayment and debt extinguishment costs, contingent consideration payments made after a business combination and proceeds from the settlement of insurance claims. Following the retrospective adoption of this standard, the Company reclassified $602,000 of contingent consideration payments made after a business combination from cash flows from financing activities to cash flows from operating activities for the year ended December 31, 2016. The Company also reclassified $788,000 and $15,000 of proceeds from the settlement of insurance claims from cash flows from operating activities to cash flows from investing activities for the years ended December 31, 2016 and 2015, respectively. The remaining item did not have a material impact on the consolidated statements of cash flows.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which provides guidance on the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. In accordance with ASU 2016-18, restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. The amendments of ASU 2016-18 are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company adopted ASU 2016-18 during the fourth quarter of 2017 and applied the standard retrospectively for all periods presented. Accordingly, for the years ended December 31, 2017, 2016 and 2015, the Company included restricted

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

cash within cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows and removed the change in restricted cash from cash flows from investing activities. This change resulted in an increase in cash flows from investing activities of $234,000 during the year ended December 31, 2016 and a decrease of $3.7 million in cash flows from investing activities during the year ended December 31, 2015.
In February 2017, the FASB issued ASU No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”), which clarifies the following: (1) nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty; (2) an entity should allocate consideration to each distinct asset by applying the guidance in Topic 606 on allocating the transaction price to performance obligations; and (3) entities are required to derecognize a distinct nonfinancial asset or distinct in substance nonfinancial asset in a partial sale transaction when it (a) does not have (or ceases to have) a controlling financial interest in the legal entity that holds the asset in accordance with Subtopic 810 and (b) transfers control of the asset in accordance with Topic 606. The adoption of this standard may result in higher gains on the sale of partial real estate interests, including contributions of nonfinancial assets to a joint venture or other noncontrolling investee, due to recognizing the full gain when the derecognition criteria are met and recording the retained noncontrolling interest at its fair value. ASU 2017-05 is effective for annual periods, and interim periods therein, beginning after December 15, 2017. Early adoption is permitted. The standard is applied prospectively to sales of nonfinancial assets on or after the adoption date. The Company plans to adopt ASU 2017-05 effective January 1, 2018 using the modified retrospective approach and does not expect it will have a material impact on the Company’s consolidated financial statements.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). The targeted amendments in this ASU help simplify certain aspects of hedge accounting and result in a more accurate portrayal of the economics of an entity’s risk management activities in its financial statements. This ASU applies to the Company’s interest rate swaps designated as cash flow hedges. Upon adoption of this ASU, all changes in the fair value of highly effective cash flow hedges will be recorded in accumulated other comprehensive income rather than recognized directly in earnings. Under current GAAP, the ineffective portion of the change in fair value of cash flow hedges is recognized directly in earnings. This eliminates the requirement to separately measure and disclose ineffectiveness for qualifying cash flow hedges. ASU 2017-12 is effective for public entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The ASU is required to be adopted using a modified retrospective approach with early adoption permitted. The Company plans to adopt ASU 2017-12 during the first quarter of fiscal year 2018 and does not expect that it will have a material impact on the Company’s consolidated financial statements.
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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Notes payable and credit facility — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of December 31, 2017, the estimated fair value of the Company’s debt was $2.48 billion, compared to the carrying value of $2.49 billion. The estimated fair value of the Company’s debt as of December 31, 2016 was $2.25 billion, compared to the carrying value of $2.26 billion.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2017 and 2016, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Revenue bonds — The fair value estimates of the Company’s revenue bonds are based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques including discounted cash flow analysis. This analysis reflects the contractual terms of the bonds, including the period to maturity, and uses unobservable market-based inputs, including discount rates ranging from 7.75% to 9.0%. As a result, the Company has determined that its revenue bonds are classified in Level 3 of the fair value hierarchy. As of December 31, 2017, the estimated fair value of the Company’s revenue bonds was $2.1 million.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of December 31, 2017 and 2016, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Items Measured at Fair Value on a Recurring Basis

In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2017 and 2016 (in thousands):

	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Interest rate swaps	$7,324	$—	$7,324	$—
Total financial assets	$7,324	$—	$7,324	$—
Financial liabilities:
Interest rate swaps	$(206)	$—	$(206)	$—
Total financial liabilities	$(206)	$—	$(206)	$—

	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Interest rate swaps	$2,327	$—	$2,327	$—
Total financial assets	$2,327	$—	$2,327	$—
Financial liabilities:
Interest rate swaps	$(3,351)	$—	$(3,351)	$—
Contingent consideration	(337)	—	—	(337)
Total financial liabilities	$(3,688)	$—	$(3,351)	$(337)
The following are reconciliations of the changes in liabilities with Level 3 inputs in the fair value hierarchy for the years ended December 31, 2017 and 2016 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning Balance, December 31, 2016	$(337)
Purchases and, fair value adjustments and payments made:
Purchases	2,081
Fair value adjustments	337
Payments received	(14)
Ending Balance, December 31, 2017	$2,067

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning Balance, December 31, 2015	$(4,538)
Purchases and, fair value adjustments and payments made:
Purchases	(332)
Fair value adjustments	2,667
Payments made	1,866
Ending Balance, December 31, 2016	$(337)

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
As discussed in Note 4 — Real Estate Assets, during the year ended December 31, 2017, real estate assets related to four properties totaling approximately 33,000 square feet were deemed to be impaired and their carrying values were reduced to an estimated fair value of $4.3 million, resulting in impairment charges of $2.9 million. During the year ended December 31, 2016, real estate assets related to three properties totaling approximately 24,000 square feet were deemed to be impaired and their carrying values were reduced to an estimated fair value of $4.7 million, resulting in impairment charges of $6.7 million. During the year ended December 31, 2015, real estate assets related to one retail property totaling approximately 11,000 square feet were deemed to be impaired and its carrying value was reduced to an estimated fair value of $1.3 million, resulting in impairment charges of $1.4 million. The Company estimates fair values using Level 3 inputs and using a combined income and market approach, specifically using discounted cash flow analysis and recent comparable sales transactions. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgment and to make certain key assumptions, including, but not limited to, the following: (1) terminal capitalization; (2) discount rates; (3) the number of years the property will be held; (4) property operating expenses; and (5) re-leasing assumptions, including the number of months to re-lease, market rental income and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and the future performance and sustainability of the Company’s tenants.
The following table presents the impairment charges by asset class recorded during the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Asset class impaired:
Land	$725	$1,775	$498
Buildings, fixtures and improvements	1,734	4,678	662
Intangible lease assets	396	284	280
Total impairment loss	$2,855	$6,737	$1,440
NOTE 4 — REAL ESTATE ASSETS
2017 Property Acquisitions
During the year ended December 31, 2017, the Company acquired 42 commercial properties for an aggregate purchase price of $307.4 million (the “2017 Acquisitions”), of which 38 were determined to be asset acquisitions and four were accounted for as business combinations as they were acquired prior to the Company’s adoption of ASU 2017-01 in April 2017. The Company funded the 2017 Acquisitions with net cash provided by operations and available borrowings.
The following table summarizes the consideration transferred for the properties purchased during the year ended December 31, 2017 (in thousands):

2017 Acquisitions
Real estate assets:
Purchase price of asset acquisitions	$251,999
Purchase price of business combinations	55,386
Total purchase price of real estate assets acquired (1)	$307,385
______________________

(1)
The weighted average amortization period for the 2017 Acquisitions is 16.9 years for acquired in-place leases and other intangibles, 13.6 years for acquired above-market leases and 8.5 years for acquired intangible lease liabilities.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the year ended December 31, 2017, the Company acquired a 100% interest in 38 commercial properties for an aggregate purchase price of $252.0 million, which were accounted for as asset acquisitions (the “2017 Asset Acquisitions”). The aggregate purchase price includes $6.1 million of external acquisition-related expenses that were capitalized in accordance with ASU 2017-01. Prior to the adoption of ASU 2017-01, costs related to property acquisitions were expensed as incurred. The following table summarizes the purchase price allocation for the 2017 Asset Acquisitions purchased during the year ended December 31, 2017 (in thousands):

2017 Asset Acquisitions
Land	$32,919
Buildings, fixtures and improvements	177,682
Acquired in-place leases and other intangibles	39,257
Acquired above-market leases	3,624
Revenue bonds	2,081
Intangible lease liabilities	(3,564)
Total purchase price	$251,999
During the year ended December 31, 2017, the Company acquired a 100% interest in four commercial properties for an aggregate purchase price of $55.4 million, which were accounted for as business combinations (the “2017 Business Combination Acquisitions”). The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocations for the 2017 Business Combination Acquisitions purchased during the year ended December 31, 2017 (in thousands):

2017 Business Combination Acquisitions
Land	$9,873
Buildings, fixtures and improvements	41,186
Acquired in-place leases and other intangibles	5,974
Acquired above-market leases	988
Intangible lease liabilities	(2,635)
Total purchase price	$55,386
The Company recorded revenue for the year ended December 31, 2017 of $5.1 million and net income for the year ended December 31, 2017 of $708,000 related to the 2017 Business Combination Acquisitions. In addition, the Company recorded $1.3 million of acquisition-related expenses for the year ended December 31, 2017, which is included in acquisition-related expenses on the consolidated statements of operations.
The following information summarizes selected financial information of the Company as if all of the 2017 Business Combination Acquisitions were completed on January 1, 2016 for each period presented below. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the years ended December 31, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2017	2016
Pro forma basis (unaudited):
Revenue	$424,416	$412,883
Net income	$80,912	$71,301
The unaudited pro forma information for the year ended December 31, 2017 was adjusted to exclude $1.3 million of acquisition-related fees and expenses recorded during the year ended December 31, 2017 related to the 2017 Business Combination Acquisitions. Accordingly, these costs were instead recognized in the unaudited pro forma information for the year ended December 31, 2016.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The unaudited pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2016, nor does it purport to represent the results of future operations.
2017 Property Dispositions
During the year ended December 31, 2017, the Company disposed of 14 retail properties and one industrial property for an aggregate gross sales price of $100.6 million, resulting in proceeds of $65.9 million after closing costs and the repayment of the $33.0 million variable rate debt secured by one of the disposed properties and a gain of $17.0 million. No disposition fees were paid to CR IV Advisors or its affiliates in connection with the sale of the properties and the Company has no continuing involvement with these properties. The gain on sale of real estate is included in gain (loss) on disposition of real estate, net in the consolidated statements of operations.
2017 Impairment of Properties
The Company performs quarterly impairment review procedures, primarily through continuous monitoring of events and changes in circumstances that could indicate that the carrying value of certain of its real estate assets may not be recoverable. See Note 2 — Summary of Significant Accounting Policies for a discussion of the Company’s accounting policies regarding impairment of real estate assets.
During the year ended December 31, 2017, four properties with a carrying value of $7.2 million were deemed to be impaired and their carrying values were reduced to an estimated fair value of $4.3 million, resulting in impairment charges of $2.9 million, which were recorded in the consolidated statements of operations. See Note 3 — Fair Value Measurements for a further discussion regarding these impairment charges.
2016 Property Acquisitions and Unconsolidated Joint Venture
During the year ended December 31, 2016, the Company acquired 15 commercial properties for an aggregate purchase price of $216.7 million (the “2016 Acquisitions”). The 2016 Acquisitions were accounted for as business combinations. The Company funded the 2016 Acquisitions with net proceeds from the DRIP Offerings and available borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocations for the 2016 Acquisitions (in thousands):

2016 Acquisitions
Land	$48,317
Buildings, fixtures and improvements	149,859
Acquired in-place leases and other intangibles (1)	18,100
Acquired above-market leases (2)	3,764
Intangible lease liabilities (3)	(3,388)
Total purchase price	$216,652
____________________________________

(1)	The weighted average amortization period for acquired in-place leases and other intangibles was 7.6 years for the 2016 Acquisitions.

(2)	The weighted average amortization period for acquired above-market leases was 6.0 years for the 2016 Acquisitions.

(3)	The weighted average amortization period for acquired intangible lease liabilities was 6.4 years for the 2016 Acquisitions.
During the year ended December 31, 2016, the Company acquired the joint venture partner’s (the “Unconsolidated Joint Venture Partner”) approximately 10% interest in a multi-tenant property comprising 176,000 rentable square feet of commercial space (the “Unconsolidated Joint Venture”). The Company has determined that this transaction qualified as a business combination to be accounted for under the acquisition method. Accordingly, the assets and liabilities of this transaction were recorded in the Company’s consolidated balance sheets at their estimated fair value as of the acquisition date. The fair value of the assets acquired, liabilities assumed and equity interests were estimated using significant assumptions consistent with the Company’s policy concerning the allocation of the purchase price of real estate assets, including current market rental rates, rental growth rates, capitalization and discount rates, interest rates and other variables. The results of this transaction are included in the Company’s consolidated statements of operations beginning September 22, 2016.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the transaction related to the business combination, including the amounts recognized for assets acquired and liabilities assumed, as indicated (in thousands):

September 22, 2016
Carrying value of the Company’s equity interest before business combination (1)	$18,952
Fair value of amounts recognized for assets acquired and liabilities assumed:
Land	4,535
Buildings, fixtures and improvements	11,826
Acquired in-place leases and other intangibles	1,296
Acquired above-market leases	1,130
Intangible lease liabilities	(597)
Other assets and liabilities	115
Total net assets	18,305
Loss recognized on equity interest remeasured to fair value	$(647)
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
The following information summarizes selected financial information of the Company as if all of the 2016 Acquisitions, as well as the acquisitions of the Unconsolidated Joint Venture Partner’s approximately 10% interest in the Unconsolidated Joint Venture, were completed on January 1, 2015 for each period presented below. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the years ended December 31, 2016 and 2015 (in thousands):

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
2016 Impairment of Properties
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

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2015 Property Acquisitions
During the year ended December 31, 2015, the Company acquired 111 commercial properties, including properties held in the Consolidated Joint Venture, for an aggregate purchase price of $615.8 million (the “2015 Acquisitions”). The 2015 Acquisitions were accounted for as business combinations. The Company funded the 2015 Acquisitions with net proceeds from the Initial DRIP Offering and available borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation for acquisitions purchased during the year ended December 31, 2015 (in thousands):

December 31, 2015
Land	$138,536
Buildings, fixtures and improvements	393,918
Acquired in-place leases and other intangibles (1)	83,043
Acquired above-market leases (2)	6,485
Intangible lease liabilities (3)	(5,883)
Fair value adjustment of assumed note payable	(253)
Total purchase price	$615,846
____________________________________

(1)	The weighted average amortization period for acquired in-place leases and other intangibles was 13.0 years for the 2015 Acquisitions.

(2)	The weighted average amortization period for acquired above-market leases was 11.3 years for the 2015 Acquisitions.

(3)	The weighted average amortization period for acquired intangible lease liabilities was 9.5 years for the 2015 Acquisitions.
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

2015 Impairment of a Property
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
Consolidated Joint Venture
As of December 31, 2017, the Company had an interest in a Consolidated Joint Venture that owns and manages nine properties, with total assets of $52.3 million, which included $9.3 million of land, $42.0 million of buildings and improvements, and $5.6 million of intangible lease assets, net of accumulated depreciation and amortization of $5.2 million, and total liabilities of $780,000. The Consolidated Joint Venture does not have any debt outstanding as of December 31, 2017. The Company has the ability to control operating and financial policies of the Consolidated Joint Venture. There are restrictions on the use of these assets as the Company would generally be required to obtain the partner’s (the “Consolidated Joint Venture Partner”) approval in accordance with the joint venture agreement for any major transactions. The Company and the Consolidated Joint Venture Partner are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.
NOTE 5 — INTANGIBLE LEASE ASSETS
Intangible lease assets consisted of the following as of December 31, 2017 and 2016 (in thousands, except weighted average life remaining):

	As of December 31,
	2017	2016
In-place leases and other intangibles, net of accumulated amortization of $166,874 and
$125,620, respectively (with a weighted average life remaining of 10.5 years
and 10.7 years, respectively)	$355,683	$364,038
Acquired above-market leases, net of accumulated amortization of $25,626 and
$18,723, respectively (with a weighted average life remaining of 8.7 years and
8.9 years, respectively)	41,747	44,768
	$397,430	$408,806
Amortization of the above-market leases is recorded as a reduction to rental revenue, and amortization expense for the in-place leases and other intangibles is included in depreciation and amortization in the accompanying consolidated statements of operations. The following table summarizes the amortization expense related to the intangible lease assets for the years ended December 31, 2017, 2016, and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
In-place lease and other intangible amortization	$46,602	$45,944	$41,612
Above-market lease amortization	$7,304	$6,638	$6,439
As of December 31, 2017, the estimated amortization expense relating to the intangible lease assets for each of the five succeeding fiscal years is as follows (in thousands):

	Amortization Expense
Year Ending December 31,	In-Place Leases and Other Intangibles	Above-Market Leases
2018	$42,416	$6,319
2019	$38,585	$5,236
2020	$36,251	$4,660
2021	$32,823	$4,037
2022	$30,676	$3,706

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. As of December 31, 2017, the Company had 12 executed interest rate swap agreements. The following table summarizes the terms of the Company’s 11 interest rate swap agreements designated as hedging instruments effective as of December 31, 2017 and 2016 (dollar amounts in thousands):

		Outstanding Notional				Fair Value of Assets and (Liabilities)
	Balance Sheet	Amount as of	Interest	Effective	Maturity	December 31,	December 31,
	Location	December 31, 2017	Rates (1)	Dates	Dates	2017	2016
Interest Rate Swaps	Derivative assets, prepaid expenses, revenue bonds and other assets	$990,066	2.55% to 3.91%	8/20/2013 to 9/01/2016	8/15/2018 to 7/01/2021	$4,717	$2,327
Interest Rate Swaps	Deferred rental income and other liabilities	$38,737	4.14% to 4.75%	6/24/2013 to 8/23/2013	6/24/2018 to 8/24/2020	$(206)	$(3,351)
____________________________________

(1)	The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of December 31, 2017.
During the year ended December 31, 2017, the Company entered into one interest rate swap agreement associated with a $811.7 million notional amount, effective on August 15, 2018. The following table summarizes the terms of this interest rate swap agreement designated as a hedging instrument as of December 31, 2017 and 2016 (dollar amounts in thousands):

		Outstanding Notional				Fair Value of Asset
	Balance Sheet	Amount as of	Interest	Effective	Maturity	December 31,	December 31,
	Location	December 31, 2017	Rate (1)	Date	Date	2017	2016
Interest Rate Swap	Derivative assets, prepaid expenses, revenue bonds and other assets	$811,666	3.77%	8/15/2018	3/15/2021	$2,607	$—
____________________________________

(1)	The interest rate consists of the underlying index swapped to a fixed rate and the applicable interest rate spread as of December 31, 2017.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the effective portion of the derivative instruments that are designated as hedges is recorded in other comprehensive income (loss), with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the years ended December 31, 2017, 2016, and 2015, the amounts reclassified were $3.1 million, $8.8 million and $6.5 million, respectively. During the next 12 months, the Company estimates that an additional $2.0 million will be reclassified from other comprehensive income (loss) as an increase to interest expense.
Any ineffective portion of the change in fair value of the derivative instruments is recorded in interest expense. During the year ended December 31, 2017, $488,000 of the change in the fair value of the interest rate swaps was considered ineffective. There were no portions of the change in the fair value of the interest rate swaps that were considered ineffective during the years ended December 31, 2016 and 2015.
The Company has agreements with each of its derivative counterparties that contain provisions whereby if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

settle its obligations under the agreements at their aggregate termination value, inclusive of interest payments, of $227,000 at December 31, 2017. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of December 31, 2017.
NOTE 7 — NOTES PAYABLE AND CREDIT FACILITY
As of December 31, 2017, the Company had $2.5 billion of debt outstanding, including net deferred financing costs, with weighted average years to maturity of 4.2 years and a weighted average interest rate of 3.6%. The weighted average years to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date. Should a loan not be repaid by its scheduled repayment date, the applicable interest rate will increase as specified in the respective loan agreement. The following table summarizes the debt balances as of December 31, 2017 and 2016, and the debt activity for the year ended December 31, 2017 (in thousands):

		During the Year Ended December 31, 2017
	Balance as of December 31, 2016	Debt Issuances and Assumptions (1)	Repayments and Modifications		Accretion and (Amortization)	Balance as of December 31, 2017
Fixed rate debt	$1,164,622	$53,206	$(451)		$—	$1,217,377
Variable rate debt	53,500	—	(33,000)		—	20,500
Credit facility	1,039,666	1,519,500	(1,308,166)		—	1,251,000
Total debt	2,257,788	1,572,706	(1,341,617)		—	2,488,877
Net premiums (2)	506	—	—		(87)	419
Deferred costs (3)	(12,035)	(10,078)	717	(4)	3,863	(17,533)
Total debt, net	$2,246,259	$1,562,628	$(1,340,900)		$3,776	$2,471,763
____________________________________

(1)	Includes deferred financing costs incurred during the period.

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

As of December 31, 2017, the fixed rate debt outstanding of $1.2 billion included $217.1 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rates per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 2.6% to 5.0% per annum. The fixed rate debt outstanding matures on various dates from June 2018 through October 2025. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $2.2 billion as of December 31, 2017. Each of the mortgage notes payable, comprising the fixed rate debt, is secured by the respective properties on which the debt was placed. As of December 31, 2017, the variable rate debt outstanding of $20.5 million had a weighted average interest rate of 4.6%. The variable rate debt outstanding matures on February 26, 2020. With respect to the Company’s $24.2 million of debt maturing within the next year, the Company expects to use borrowings available under the Credit Facility or enter into new financing arrangements in order to meet its debt obligations. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the variable rate debt outstanding was $40.8 million as of December 31, 2017.
During the year ended December 31, 2017, the Company entered into a second amended and restated unsecured credit agreement (the “Second Amended and Restated Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent (“JPMorgan Chase”), and the other lenders party thereto that provides for borrowings of up to $1.40 billion, which includes a $1.05 billion unsecured term loan (the “Term Loan”) and up to $350.0 million in unsecured revolving loans (the “Revolving Loans” and collectively, with the Term Loan, the “Credit Facility”). The Term Loan matures on March 15, 2022 and the Revolving Loans mature on March 15, 2021; however, the Company has the right to extend the maturity date of the Revolving Loans to March 15, 2022.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month London Interbank Offered Rate (“LIBOR”) multiplied by the statutory reserve rate (the “Eurodollar Rate”) plus an interest rate spread ranging from 1.65% to 2.25% or (ii) a base rate, ranging from 0.65% to 1.25%, plus the greater of: (a) JPMorgan Chase’s Prime Rate; (b) the Federal Funds Effective Rate (as defined in the Second Amended and Restated Credit Agreement) plus 0.50%; or (c) the one-month LIBOR multiplied by the statutory reserve rate plus 1.00%. As of December 31, 2017, the Revolving Loans outstanding totaled $201.0 million at a weighted average interest rate of 3.3%. As of December 31, 2017, the Term Loan outstanding totaled $1.05 billion, $811.7 million of which is subject to interest rate swap agreements (the “Swapped Term Loan”). The interest rate swap agreements had the effect of fixing the Eurodollar Rate per annum of the Swapped Term Loan. As of December 31, 2017, the weighted average all-in rate for the Swapped Term Loan was 3.2%. As of December 31, 2017, the Company had $1.25 billion outstanding under the Credit Facility at a weighted average interest rate of 3.2% and $148.4 million in unused capacity, subject to borrowing availability.
The Second Amended and Restated Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Second Amended and Restated Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to the sum of (i) $2.0 billion plus (ii) 75% of the equity issued minus (iii) the aggregate amount of any redemptions or similar transaction from the date of the Second Amended and Restated Credit Agreement, a leverage ratio less than or equal to 60%, a fixed charge coverage ratio greater than 1.50, an unsecured debt to unencumbered asset value ratio equal to or less than 60%, an unsecured debt service coverage ratio greater than 1.75, a secured debt ratio equal to or less than 40% and the amount of secured debt that is recourse debt at no greater than 15% of total asset value. The Company believes it was in compliance with the financial covenants under the Second Amended and Restated Credit Agreement, as well as the financial covenants under the Company’s various fixed and variable rate debt agreements, as of December 31, 2017.
Maturities
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt as of December 31, 2017 for each of the five succeeding fiscal years and the period thereafter (in thousands):

Year Ending December 31,	Principal Repayments
2018	$24,211
2019	49,799
2020	333,215
2021	301,603
2022	1,092,464
Thereafter	687,585
Total	$2,488,877

NOTE 8 — INTANGIBLE LEASE LIABILITIES
Intangible lease liabilities of the Company consisted of the following as of December 31, 2017 and 2016 (in thousands, except weighted average life):

	As of December 31,
	2017	2016
Acquired below-market leases, net of accumulated amortization of $31,330 and $23,241, respectively (with a weighted average life remaining of 7.5
and 7.8 years, respectively)	$45,572	$49,075
Amortization of below-market leases is recorded as an increase to rental revenue in the accompanying consolidated statements of operations. The following table summarizes the amortization of intangible lease liabilities for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Amortization of below-market leases	$9,503	$7,821	$7,597

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2017, the estimated amortization of the intangible lease liabilities for each of the five succeeding fiscal years is as follows (in thousands):

Year Ending December 31,	Amortization of Below-Market Leases
2018	$8,356
2019	$7,492
2020	$6,688
2021	$4,566
2022	$3,801
NOTE 9 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$16,531	$16,498	$16,568
Accrued capital expenditures	$192	$675	$2,741
Common stock issued through distribution reinvestment plan	$101,344	$109,166	$112,158
Change in fair value of interest rate swaps	$7,654	$4,335	$(1,302)
Contingent consideration recorded upon property acquisitions	$—	$332	$2,880
Fair value of notes payable assumed in real estate acquisition	$—	$—	$15,233
Consolidation of real estate joint venture	$—	$18,305	$—
Supplemental Cash Flow Disclosures:
Interest paid	$85,140	$74,034	$54,388
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
NOTE 11 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred fees and expenses payable to CR IV Advisors and certain of its affiliates in connection with the acquisition, management and disposition of its assets.
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
Disposition fees
If CR IV Advisors or its affiliates provide a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more properties (or the Company’s entire portfolio), the Company will pay CR IV Advisors or its affiliates a disposition fee in an amount equal to up to one-half of the real estate or brokerage commission paid by the Company to third parties on the sale of such property, not to exceed 1.0% of the contract price of the property sold; provided, however, in no event may the total disposition fees paid to CR IV Advisors, its affiliates and unaffiliated third parties exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. During each of the years ended December 31, 2017, 2016 and 2015, no disposition fees were incurred for any such services provided by CR IV Advisors or its affiliates.
Subordinated performance fees
If the Company is sold or its assets are liquidated, CR IV Advisors will be entitled to receive a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after stockholders have received, from regular distributions plus special distributions paid from proceeds of such sale, a return of their net capital invested and an 8.0% annual cumulative, non-compounded return. Alternatively, if the Company’s shares are listed on a national securities exchange, CR IV Advisors will be entitled to a subordinated performance fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing, exceeds the sum of the total amount of capital raised from stockholders and the amount of distributions necessary to generate an 8.0% annual cumulative, non-compounded return to stockholders. As an additional alternative, upon termination of the advisory agreement, CR IV Advisors may be entitled to a subordinated performance fee similar to the fee to which CR IV Advisors would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination. During each of the years ended December 31, 2017, 2016 and 2015, no subordinated performance fees were incurred related to any such events.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company recorded fees and expense reimbursements as shown in the table below for services provided by CR IV Advisors or its affiliates related to the services described above during the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015
Acquisition fees and expenses	$6,532	$4,960	$13,311
Advisory fees and expenses	$44,072	$41,926	$36,225
Operating expenses	$4,494	$4,119	$4,568

Of the amounts shown above, $2.0 million and $5.3 million had been incurred, but not yet paid, for services provided by CR IV Advisors or its affiliates in connection with the acquisition and operations activities during the years ended December 31, 2017 and 2016, respectively, and such amounts were recorded as liabilities of the Company as of such dates.
Due to/from Affiliates
As of December 31, 2017 and 2016, $2.0 million and $5.3 million, respectively, had been incurred primarily for advisory and operating expenses by CR IV Advisors or its affiliates, but had not yet been reimbursed by the Company. These amounts were included in due to affiliates in the consolidated balance sheets for such periods.
As of December 31, 2017 and 2016, $56,000 and $58,000, respectively, were due from CR IV Advisors or its affiliates related to amounts received by affiliates of the advisor which were due to the Company.
NOTE 12 — ECONOMIC DEPENDENCY
Under various agreements, the Company has engaged and may in the future engage CR IV Advisors or its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, as well as other administrative responsibilities for the Company including accounting services and stockholder relations. As a result of these relationships, the Company is dependent upon CR IV Advisors or its affiliates. In the event that these companies are unable to provide the Company with these services, the Company would be required to find alternative providers of these services.
NOTE 13 — STOCKHOLDERS’ EQUITY
As of December 31, 2017 and 2016, the Company was authorized to issue $600.0 million of shares of common stock under the Secondary DRIP Offering. As of December 31, 2015 and 2014, the Company was authorized to issue $247.0 million in shares of common stock pursuant to the Initial DRIP Offering. All shares of such stock have a par value of $0.01 per share. The par value of stockholder proceeds raised from the DRIP Offerings is classified as common stock, with the remainder allocated to capital in excess of par value. The Company ceased issuing shares under the Initial DRIP Offering effective as of June 30, 2016.
As of December 31, 2013, the Company was authorized to issue 490.0 million shares of common stock and 10.0 million shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On August 11, 2010, the Company sold 20,000 shares of common stock, at $10.00 per share, to Cole Holdings Corporation (“CHC”). On April 5, 2013, the ownership of such shares was transferred to CREInvestments, LLC (“CREI”), an affiliate of CR IV Advisors. On February 7, 2014, the ownership of such shares was transferred to VEREIT OP. Upon completion of the Transaction on February 1, 2018, the ownership of such shares was transferred by VEREIT OP to CR IV Advisors. Pursuant to the Company’s charter, CR IV Advisors is prohibited from selling the 20,000 shares of the common stock that represents the initial investment in the Company for so long as CCO Group remains the Company’s sponsor; provided, however, that CR IV Advisors may transfer ownership of all or a portion of these 20,000 shares of the Company’s common stock to other affiliates of the Company’s sponsor. The Company ceased offering shares of its common stock in the Offering on April 4, 2014 and registered $247.0 million in shares of common stock under the Initial DRIP Offering.
Distribution Reinvestment Plan
Pursuant to the DRIP, the Company allows stockholders to elect to have their distributions reinvested in additional shares of the Company’s common stock. The purchase price under the DRIP portion of the Offering was $9.50 per share. The purchase price under the Initial DRIP Offering was $9.50 per share until September 30, 2015 and was $9.70 per share beginning October 1, 2015, the estimated per share NAV as determined by the Board as of August 31, 2015. Prior to November 13, 2016, the purchase price per share under the Secondary DRIP Offering was $9.70 and from November 14, 2016 to March 27, 2017 was

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

$9.92 per share, the estimated per share NAV as determined by the Board as of September 30, 2016. From March 28, 2017 to March 28, 2018 the purchase price per share under the Secondary DRIP Offering was $10.08 per share, the estimated per share NAV as determined by the Board as of December 31, 2016. On March 29, 2018, the Board established an updated estimated per share NAV of its common stock as of December 31, 2017 of $9.37 per share. Therefore, effective March 29, 2018, the Company will issue shares of its common stock at a price of $9.37 per share pursuant to the Secondary DRIP Offering. The Board may terminate or amend the Secondary DRIP Offering at the Company’s discretion at any time upon ten days’ prior written notice to the stockholders. During the years ended December 31, 2017, 2016 and 2015, approximately 10.1 million, 11.2 million and 11.7 million shares were purchased under the DRIP Offerings for approximately $101.3 million, $109.2 million and $112.2 million, respectively, which were recorded as redeemable common stock on the consolidated balance sheets.
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
In accordance with the Company’s share redemption program, the per share redemption price (other than for shares purchased pursuant to the DRIP portion of the Offering and the DRIP Offerings) will depend on the length of time the redeeming stockholder has held such shares as follows: after two years from the purchase date, 97.5% of the most recent estimated value of each share; and after three years from the purchase date, 100% of the most recent estimated value of each share. During this time period, the redemption price for shares purchased pursuant to the DRIP portion of the Offering and the DRIP Offerings will be 100% of the most recent estimated value of each share. Until September 30, 2015, the most recent estimated value per share for purposes of the share redemption program was $10.00 per share, the purchase price per share in the primary portion of the Offering. From October 1, 2015 until November 13, 2016, the most recent estimated value per share for purposes of the share redemption program was $9.70 per share, the estimated per share NAV as of August 31, 2015, as determined by the Board. From November 14, 2016 until March 27, 2017, the most recent estimated value per share for purposes of the share redemption program was $9.92 per share, the estimated per share NAV as of September 30, 2016, as determined by the Board. From March 28, 2017 to March 28, 2018, the most recent estimated value per share for purposes of the share redemption program was $10.08 per share, the estimated per share NAV as of December 31, 2016, as determined by the Board. As a result of the Board’s determination of an updated estimated value of the Company’s shares of common stock, the updated estimated per share NAV of $9.37, as of December 31, 2017, will serve as the most recent estimated value for purposes of the share redemption program, effective March 29, 2018, until such time as the Board determines a new estimated per share NAV. See the discussion of the updated estimated per share NAV of the Company’s common stock effective March 29, 2018 in Note 17 — Subsequent Events.
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
The Company redeems shares no later than the end of the month following the end of each fiscal quarter. Requests for redemption must be received on or prior to the end of the fiscal quarter in order for the Company to repurchase the shares in the month following the end of that fiscal quarter. The Board may amend, suspend or terminate the share redemption program at any time upon 30 days’ prior written notice to the stockholders. During the years ended December 31, 2017, 2016 and 2015, the

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Company redeemed approximately 10.3 million, 11.5 million and 4.6 million shares, respectively, under the share redemption program for $103.7 million, $110.7 million and $44.2 million, respectively. During the year ended December 31, 2017, redemption requests relating to approximately 34.2 million shares went unfulfilled.
Distributions Payable and Distribution Policy
The Board authorized a daily distribution, based on 365 days in the calendar year, of $0.001711452 per share for stockholders of record as of the close of business on each day of the period commencing on January 1, 2017 and ending on June 30, 2018. As of December 31, 2017, the Company had distributions payable of $16.5 million.
NOTE 14 — INCOME TAXES
For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nondividend distributions. Nondividend distributions will reduce U.S stockholders’ basis (but not below zero) in their shares. The following table shows the character of the distributions the Company paid on a percentage basis for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
Character of Distributions:	2017	2016	2015
Ordinary dividends	51%	53%	58%
Nondividend distributions	42%	46%	42%
Capital gain distributions	7%	1%	—%
Total	100%	100%	100%
During the years ended December 31, 2017, 2016 and 2015, the Company distributed as dividends to its stockholders 100% of its taxable income for federal income tax purposes. Accordingly, no provision for federal income taxes related to such taxable income was recorded on the Company’s financial statements. During the years ended December 31, 2017, 2016 and 2015, the Company incurred state and local income and franchise taxes of $1.6 million, $1.2 million, and $2.2 million, respectively, which were recorded in general and administrative expenses in the consolidated statements of operations.
The Company had no unrecognized tax benefits as of or during the years ended December 31, 2017 and 2016. Any interest and penalties related to unrecognized tax benefits would be recognized within the provision for income taxes in the accompanying consolidated statements of operations. The Company files income tax returns in the U.S. federal jurisdiction, as well as various state jurisdictions, and is subject to routine examinations by the respective tax authorities.
In December 2017, the Tax Cuts and Jobs Act was signed into law which, in addition to reducing corporate and individual tax rates, eliminates or restricts various deductions. The Tax Cuts and Jobs Act makes numerous large and small changes to the tax rules that do not affect the Company’s REIT qualification rules directly.
NOTE 15 — OPERATING LEASES
The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2017, the leases had a weighted-average remaining term of 9.6 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2017, the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, was as follows (in thousands):

Year Ending December 31,	Future Minimum Rental Income
2018	$361,650
2019	348,449
2020	335,926
2021	319,531
2022	303,429
Thereafter	1,962,178
Total	$3,631,163
A certain amount of the Company’s rental income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the years ended December 31, 2017, 2016 and 2015, the amount of the contingent rent earned by the Company was not significant.
NOTE 16 — QUARTERLY RESULTS (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2017 and 2016 (in thousands, except for per share amounts). In the opinion of management, the information for the interim periods presented includes all adjustments which are of a normal and recurring nature, necessary to present a fair presentation of the results for each period.

	December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$104,780	$104,504	$107,024	$107,787
Acquisition-related expenses	$1,247	$163	$110	$79
Operating income	$38,783	$38,756	$37,755	$37,901
Net income	$16,251	$18,107	$29,769	$15,424
Net income attributable to the Company	$16,217	$18,075	$29,736	$15,392
Basic and diluted net income per common share (1)	$0.05	$0.06	$0.10	$0.05
Distributions declared per common share	$0.154	$0.157	$0.157	$0.157
____________________________________

(1)
The Company calculates net income per share based on the weighted-average number of outstanding shares of common stock during the reporting period. The average number of shares fluctuates throughout the year and can therefore produce a full year result that does not agree to the sum of the individual quarters.

	December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$100,547	$100,597	$101,796	$104,511
Acquisition-related expenses	$372	$1,803	$1,417	$599
Operating income	$38,675	$38,153	$37,314	$35,042
Net income	$20,054	$18,945	$18,128	$14,852
Net income attributable to the Company	$20,020	$18,912	$18,096	$14,814
Basic and diluted net income per common share (1)	$0.06	$0.06	$0.06	$0.05
Distributions declared per common share	$0.155	$0.156	$0.157	$0.157
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

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 17 — SUBSEQUENT EVENTS
The following events occurred subsequent to December 31, 2017:
Redemption of Shares of Common Stock
Subsequent to December 31, 2017, the Company redeemed approximately 2.4 million shares pursuant to the Company’s share redemption program for $24.3 million (at an average price per share of $10.08). Management, in its discretion, limited the amount of shares redeemed for the three months ended December 31, 2017 to an amount equal to net proceeds the Company received from the sale of shares in the DRIP Offerings during the respective period. The remaining redemption requests received during the three months ended December 31, 2017 totaling approximately 11.1 million shares went unfulfilled.
Property Disposition
Subsequent to December 31, 2017, the Company disposed of one commercial real estate property for a gross sales price of $2.0 million, resulting in proceeds of $2.0 million after closing costs and a gain of $265,000. No disposition fees were paid to CR IV Advisors or its affiliates in connection with the sale of the property and the Company has no continuing involvement with this property.
Sale of Cole Capital
As described in Note 1 — Organization and Business, on February 1, 2018, the Transaction was completed. Immediately following the completion of the Transaction, Cole Capital Advisors, Inc. and the Company’s dealer manager were each converted into Delaware limited liability companies, Cole Capital Advisors, Inc.’s name was changed to CCO Group, LLC, and the Company’s dealer manager’s name was changed to CCO Capital, LLC. As a result of the Transaction, CIM owns and/or controls CCO Group, LLC and its subsidiaries, and CCO Group, LLC owns and controls CR IV Advisors, CCO Capital and CREI Advisors, the Company’s external advisor, dealer manager for the Offerings and property manager, respectively.
In addition, as part of the Transaction, VEREIT OP and CCO Group, LLC entered into the Services Agreement pursuant to which VEREIT OP will continue to provide certain services to CCO Group and to the Cole REITs, including operational real estate support. VEREIT OP will continue to provide such services through March 31, 2019 (or, if later, the date of the last government filing other than a tax filing made by any of the Cole REITs with respect to its 2018 fiscal year) and will provide consulting and research services through December 31, 2023 as requested by CCO Group, LLC.
Estimated Per Share NAV
On March 29, 2018, the Board established an estimated per share NAV of the Company’s common stock as of December 31, 2017, of $9.37 per share. Commencing on March 29, 2018, distributions will be reinvested in shares of the Company’s common stock under the Secondary DRIP Offering at a price of $9.37 per share. Pursuant to the terms of the Company’s share redemption program, commencing on March 29, 2018, the updated estimated per share NAV of $9.37, as of December 31, 2017, will serve as the most recent estimated value for purposes of the share redemption program going forward, until such time as the Board determines a new estimated per share NAV.

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2017	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c) (d)	(d) (e) (f)	Acquired	Constructed
Real Estate Held for Investment the Company Has Invested in Under Operating Leases:
10Box Cost-Plus:
Conway, AR	$—	$733	$1,654	$—	$2,387	$15	9/5/2017	1989
Russellville, AR	—	990	1,470	—	2,460	37	3/20/2017	1989
24 Hour Fitness:
Beaverton, OR	(g)	2,609	9,974	—	12,583	821	9/30/2014	2009
Fort Worth, TX	(g)	1,519	7,449	—	8,968	844	9/27/2013	2008
Aaron’s:
Hillsboro, OH	(g)	279	829	—	1,108	118	8/26/2013	2013
Mountain Home, AR	(g)	183	872	—	1,055	50	10/1/2015	2015
Wilmington, OH	(g)	249	1,134	—	1,383	98	2/26/2015	2014
Academy Sports:
Clarksville, TN	(g)	1,811	6,603	—	8,414	635	6/17/2014	2014
Cookeville, TN	49,300	—	23,847	73,371	97,218	4,945	9/30/2014	2015
Douglasville, GA	(g)	1,360	8,593	—	9,953	815	6/12/2014	2014
Flowood, MS	(g)	1,534	7,864	—	9,398	800	6/27/2014	2014
Greenville, NC	—	1,968	7,054	—	9,022	205	1/12/2017	2016
McDonough, GA	(g)	1,846	5,626	—	7,472	579	4/24/2014	2010
Valdosta, GA	5,838	2,482	5,922	—	8,404	815	5/10/2013	2012
Advance Auto:
Corydon, IN	(g)	190	1,219	—	1,409	173	10/26/2012	2012
Dearborn Heights, MI	(g)	385	1,090	—	1,475	119	8/30/2013	2013
Decatur, GA	(g)	606	1,053	—	1,659	118	12/20/2013	2012
Lake Geneva, WI	1,062	381	1,181	—	1,562	150	2/6/2013	2012
Lawton, OK	(g)	387	1,000	—	1,387	70	6/12/2015	2005
Mattoon, IL	(g)	261	1,063	—	1,324	54	12/4/2015	2015
Mt. Pleasant, IA	(g)	122	1,069	—	1,191	120	4/26/2014	2013
North Ridgeville, OH	(g)	218	1,284	—	1,502	186	4/13/2012	2008
Rutherfordton, NC	(g)	220	944	—	1,164	106	10/22/2013	2013
Starkville, MS	(g)	447	756	—	1,203	119	6/29/2012	2011
Willmar, MN	(g)	200	1,279	—	1,479	90	3/25/2015	2014
Albany Square:
Albany, GA	4,600	1,606	7,113	373	9,092	925	2/26/2014	2013
Almeda Crossing:
Houston, TX	(g)	4,738	26,245	325	31,308	2,433	8/7/2014	2006
Applebee’s:
Greenville, SC	(g)	672	1,737	(1,405)	1,004	4	6/27/2014	2004
Lithonia, GA	(g)	1,234	2,613	—	3,847	248	3/28/2014	2002
Savannah, GA	(g)	818	1,686	—	2,504	160	5/22/2014	2006
At Home:
Kissimmee, FL	(g)	2,512	5,594	—	8,106	242	9/9/2016	1992
AutoZone:
Philipsburg, PA	(g)	152	1,304	—	1,456	190	7/30/2012	2010
Poughkeepsie, NY	(g)	699	1,356	—	2,055	87	8/20/2015	2005
Sheffield, OH	—	815	—	770	1,585	48	10/15/2014	2014
Bass Pro Shops:
Tallahassee, FL	(g)	945	5,713	—	6,658	706	8/20/2013	2013
Beavercreek Shopping Center:
Beavercreek, OH	17,200	5,504	25,178	537	31,219	2,988	10/31/2013	2013

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2017	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c) (d)	(d) (e) (f)	Acquired	Constructed
Bed Bath & Beyond/Golfsmith:
Schaumburg, IL	$7,300	$4,786	$6,149	$475	$11,410	$1,018	3/8/2013	1997
Benihana:
Golden Valley, MN	(g)	1,510	2,934	—	4,444	410	8/21/2012	1980
Lauderdale by the Sea, FL	(g)	2,181	2,014	—	4,195	288	8/21/2012	1971
Lombard, IL	(g)	1,390	2,343	—	3,733	391	8/21/2012	1984
Woodlands, TX	(g)	1,151	968	—	2,119	141	8/21/2012	2001
Big Lots:
San Angelo, TX	(g)	1,043	1,947	—	2,990	388	12/19/2012	2012
Waco, TX	(g)	1,069	1,326	56	2,451	287	12/10/2012	2012
Biolife Plasma Services:
Bellingham, WA	—	2,397	6,264	—	8,661	574	11/21/2014	2014
Grandville, MI	—	959	4,791	—	5,750	406	11/21/2014	2014
Loveland, CO	—	651	5,645	—	6,296	470	11/21/2014	2014
Bloomington, IN	—	696	3,900	—	4,596	361	6/26/2014	2014
Fort Wayne, IN	—	660	3,749	—	4,409	348	6/26/2014	2013
St. Cloud, MN	—	889	3,633	—	4,522	370	6/26/2014	2013
St. George, UT	—	1,195	5,561	—	6,756	415	3/12/2015	2014
Waterloo, IA	—	489	3,380	—	3,869	349	6/26/2014	2013
West Fargo, ND	—	1,379	5,052	—	6,431	398	3/12/2015	2014
Bob Evans:
Akron, OH	—	447	1,537	—	1,984	34	4/28/2017	2007
Anderson, IN	—	912	1,455	—	2,367	33	4/28/2017	1984
Austintown, OH	—	305	1,426	—	1,731	34	4/28/2017	1995
Birch Run, MI	—	733	1,192	—	1,925	27	4/28/2017	2008
Blue Ash, OH	—	628	1,429	—	2,057	36	4/28/2017	1994
Chardon, OH	—	333	682	—	1,015	17	4/28/2017	2003
Chillicothe, OH	—	557	1,524	—	2,081	35	4/28/2017	1998
Columbus, OH	—	523	1,376	—	1,899	32	4/28/2017	2003
Dayton, OH	—	325	1,438	—	1,763	35	4/28/2017	1998
Eldersburg, MD	—	557	876	—	1,433	20	4/28/2017	2000
Florence, KY	—	496	1,876	—	2,372	44	4/28/2017	1991
Holland, MI	—	314	1,367	—	1,681	32	4/28/2017	2004
Huntersville, NC	—	751	657	—	1,408	15	4/28/2017	2008
Hurricane, WV	—	297	1,654	—	1,951	35	4/28/2017	1993
Milford, OH	—	271	1,498	—	1,769	36	4/28/2017	1987
Monroeville, PA	—	1,340	848	—	2,188	18	4/28/2017	1995
Nicholasville, KY	—	731	693	—	1,424	15	4/28/2017	1989
North Canton, OH	—	859	1,393	—	2,252	33	4/28/2017	2006
Ripley, WV	—	269	1,304	—	1,573	30	4/28/2017	1988
Tipp City, OH	—	554	1,120	—	1,674	27	4/28/2017	1989
Warsaw, IN	—	684	1,222	—	1,906	28	4/28/2017	1993
Bojangles:
Pelham, AL	(g)	219	1,216	—	1,435	116	6/30/2014	2010
Boston Commons:
Springfield, MA	5,400	3,101	7,042	180	10,323	675	8/19/2014	2004

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2017	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c) (d)	(d) (e) (f)	Acquired	Constructed
Bottom Dollar Grocery:
Ambridge, PA	$—	$519	$2,985	$—	$3,504	$317	11/5/2013	2012
Brownsville Plaza:
Baldwin, PA	—	627	2,702	—	3,329	304	2/28/2014	2012
Bryan Crossing:
Kodak, TN	4,958	863	6,523	—	7,386	583	9/9/2014	2008
Buffalo Wild Wings:
Idaho Falls, ID	(g)	712	1,336	—	2,048	117	7/29/2014	2008
Warrenville, IL	(g)	1,208	1,420	—	2,628	227	3/28/2013	2004
Woodridge, IL	(g)	1,139	1,484	—	2,623	236	3/28/2013	2005
Cabela’s:
Acworth, GA	(g)	4,979	18,775	—	23,754	150	9/25/2017	2014
Avon, OH	(g)	2,755	10,751	—	13,506	87	9/25/2017	2016
La Vista, NE	(g)	3,260	16,923	—	20,183	153	9/25/2017	2006
Sun Prairie, WI	(g)	3,373	14,058	—	17,431	119	9/25/2017	2015
Caliber Collision Center:
Frisco, TX	(g)	1,484	2,038	—	3,522	193	9/16/2014	2014
Las Cruces, NM	(g)	673	1,949	—	2,622	187	3/21/2014	2014
Midwest City, OK	(g)	259	1,165	—	1,424	117	2/21/2014	2013
Denver, CO	(g)	855	658	—	1,513	60	6/25/2014	1975
San Antonio, TX	(g)	622	832	—	1,454	75	6/4/2014	2014
Wylie, TX	(g)	816	2,690	—	3,506	222	2/10/2015	2014
Canton Marketplace:
Canton, GA	32,000	8,310	48,667	930	57,907	7,660	3/28/2013	2009
Carlisle Crossing:
Carlisle, PA	—	4,491	15,817	—	20,308	1,687	9/18/2014	2006
Canarsie Plaza:
Brooklyn, NY	75,000	37,970	71,267	790	110,027	9,161	12/5/2012	2011
Century Plaza:
Orlando, FL	(g)	3,094	6,178	797	10,069	856	7/21/2014	2008
Chase:
Hanover Township, NJ	(g)	2,192	—	—	2,192	—	12/18/2013	2012
Chestnut Square:
Brevard, NC	3,727	425	5,037	92	5,554	625	6/7/2013	2008
Chili’s:
Forest City, NC	(g)	233	1,936	—	2,169	161	9/3/2014	2003
Coosa Town Center:
Gadsden, AL	(g)	3,246	7,799	—	11,045	923	12/20/2013	2004
Cost Plus World Market:
Kansas City, MO	(g)	1,378	2,396	42	3,816	446	11/13/2012	2001
Costco:
Tallahassee, FL	5,146	9,497	—	—	9,497	—	12/11/2012	2006
Cottonwood Commons:
Albuquerque, NM	19,250	4,986	28,881	196	34,063	3,406	7/19/2013	2013
Coventry Crossing:
Coventry, RI	6,000	3,462	5,899	43	9,404	732	9/12/2013	2008

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2017	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c) (d)	(d) (e) (f)	Acquired	Constructed
Crosspoint:
Hagerstown, MD	(g)	$12,285	$14,359	$(1,024)	$25,620	$1,574	9/30/2014	2000
Crossroads Annex:
Lafayette, LA	(g)	1,659	7,091	—	8,750	821	12/4/2013	2013
Crossroads Commons:
Plover, WI	(g)	1,000	4,515	75	5,590	612	12/10/2013	2012
CVS:
Arnold, MO	(g)	2,043	2,367	—	4,410	246	12/13/2013	2013
Asheville, NC	(g)	1,108	1,084	—	2,192	163	4/26/2012	1998
Austin, TX	(g)	1,076	3,475	—	4,551	359	12/13/2013	2013
Bainbridge, GA	(g)	444	1,682	47	2,173	247	6/27/2012	1998
Bloomington, IN	(g)	1,620	2,957	—	4,577	308	12/13/2013	2012
Blue Springs, MO	(g)	395	2,722	—	3,117	283	12/13/2013	2013
Bridgeton, MO	(g)	2,056	2,362	—	4,418	246	12/13/2013	2013
Cartersville, GA	(g)	2,547	—	—	2,547	—	10/22/2012	2009
Charleston, SC	(g)	869	1,009	—	1,878	152	4/26/2012	1998
Chesapeake, VA	(g)	1,044	3,053	—	4,097	324	12/13/2013	2013
Chicago, IL	(g)	1,832	4,255	—	6,087	510	3/20/2013	2008
Cicero, IN	(g)	487	3,099	—	3,586	322	12/13/2013	2013
Corpus Christi, TX	(g)	648	2,557	—	3,205	371	4/19/2012	1998
Danville, IN	(g)	424	2,105	—	2,529	196	7/16/2014	1998
Eminence, KY	(g)	872	2,511	—	3,383	258	12/13/2013	2013
Florence, AL	$1,735	1,030	1,446	—	2,476	181	3/27/2013	2000
Goose Creek, SC	(g)	1,022	1,980	—	3,002	204	12/13/2013	2013
Greenwood, IN	(g)	912	3,549	—	4,461	399	7/11/2013	1999
Hanover Township, NJ	(g)	4,746	—	—	4,746	—	12/18/2013	2012
Hazlet, NJ	(g)	3,047	3,610	—	6,657	373	12/13/2013	2013
Honesdale, PA	(g)	1,206	3,342	—	4,548	356	12/13/2013	2013
Independence, MO	(g)	359	2,242	—	2,601	234	12/13/2013	2013
Indianapolis, IN	(g)	1,110	2,484	—	3,594	258	12/13/2013	2013
Irving, TX	(g)	745	3,034	—	3,779	406	10/5/2012	2000
Jacksonville, FL	(g)	2,182	3,817	—	5,999	340	7/16/2014	2004
Janesville, WI	(g)	736	2,545	—	3,281	264	12/13/2013	2013
Katy, TX	(g)	1,149	2,462	—	3,611	250	12/13/2013	2013
Lincoln, NE	(g)	2,534	3,014	—	5,548	312	12/13/2013	2013
London, KY	(g)	1,445	2,661	—	4,106	294	9/10/2013	2013
Middletown, NY	(g)	665	5,483	—	6,148	562	12/13/2013	2013
North Wilkesboro, NC	(g)	332	2,369	—	2,701	252	10/25/2013	1999
Poplar Bluff, MO	(g)	1,861	2,211	—	4,072	231	12/13/2013	2013
Salem, NH	(g)	3,456	2,351	—	5,807	244	11/18/2013	2013
San Antonio, TX	(g)	1,893	1,848	—	3,741	194	12/13/2013	2013
Sand Springs, OK	(g)	1,765	2,283	—	4,048	239	12/13/2013	2013
Santa Fe, NM	(g)	2,243	4,619	—	6,862	472	12/13/2013	2013
Sedalia, MO	(g)	466	2,318	—	2,784	242	12/13/2013	2013
St. John, MO	(g)	1,546	2,601	—	4,147	270	12/13/2013	2013
Temple Hills, MD	(g)	1,817	2,989	—	4,806	325	9/30/2013	2001

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2017	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c) (d)	(d) (e) (f)	Acquired	Constructed
CVS (continued):
Vineland, NJ	(g)	$813	$2,926	$—	$3,739	$313	12/13/2013	2010
Waynesboro, VA	(g)	986	2,708	—	3,694	281	12/13/2013	2013
West Monroe, LA	(g)	1,738	2,136	—	3,874	224	12/13/2013	2013
Darien Towne Center:
Darien, IL	$12,200	6,718	11,951	900	19,569	1,807	12/17/2013	1994
DaVita:
Riverview, MI	(g)	199	2,322	—	2,521	242	9/4/2014	2012
Decatur Commons:
Decatur, AL	7,000	2,478	9,333	848	12,659	1,183	7/10/2013	2004
Deltona Commons:
Deltona, FL	4,767	1,424	7,760	—	9,184	907	6/18/2013	2007
Dick’s PetSmart Center:
Oshkosh, WI	(g)	1,445	6,599	—	8,044	287	9/23/2016	2015
Dick’s Sporting Goods:
Oklahoma City, OK	(g)	1,198	7,838	—	9,036	1,129	12/21/2012	2012
Oklahoma City, OK	5,858	685	10,587	—	11,272	1,487	12/31/2012	2012
Dollar General:
Abbeville, AL	(g)	294	1,302	—	1,596	113	10/3/2014	2014
Akron, AL	(g)	69	771	—	840	92	8/6/2013	2013
Akron, OH	(g)	112	1,099	—	1,211	128	11/1/2013	2013
Alliance, NE	(g)	97	812	—	909	112	4/9/2013	2013
Alton, TX	(g)	94	922	—	1,016	82	9/5/2014	2014
Arapahoe, NE	(g)	44	873	—	917	78	9/5/2014	2014
Asheville, NC	(g)	379	753	—	1,132	102	6/17/2013	2013
Ashville, AL	666	255	678	—	933	103	12/21/2012	2012
Atmore, AL	(g)	243	858	—	1,101	90	2/25/2014	2014
Bainbridge, OH	(g)	106	1,175	—	1,281	147	9/13/2013	2013
Belle, MO	(g)	51	880	—	931	78	9/5/2014	2014
Berry, AL	(g)	104	1,196	—	1,300	107	9/26/2014	2014
Bessemer, AL	(g)	142	941	—	1,083	110	9/27/2013	2013
Bloomfield, NE	(g)	50	845	—	895	70	12/16/2014	2014
Blue Rapids, KS	(g)	52	880	—	932	77	10/22/2014	2014
Bluefield, WV	(g)	337	686	—	1,023	58	10/15/2014	2014
Bokchito, OK	(g)	59	859	—	918	123	2/27/2013	2013
Botkins, OH	(g)	130	991	—	1,121	122	9/27/2013	2013
Brandon, SD	(g)	292	871	—	1,163	76	10/31/2014	2014
Breaux Bridge, LA	840	225	1,007	—	1,232	139	11/30/2012	2012
Broken Bow, NE	(g)	91	878	—	969	94	11/1/2013	2013
Brownsville, TX	822	264	943	—	1,207	123	11/30/2012	2012
Buffalo, NY	(g)	122	1,099	—	1,221	89	12/5/2014	2014
Clay, AL	792	305	768	—	1,073	112	2/8/2013	2012
Cleveland, TX	684	158	856	—	1,014	112	11/30/2012	2012
Columbus, OH	(g)	279	1,248	—	1,527	146	11/7/2013	2013
Conroe, TX	756	167	946	—	1,113	123	12/18/2012	2012

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2017	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c) (d)	(d) (e) (f)	Acquired	Constructed
Dollar General (continued):
Crystal Springs, MS	(g)	$463	$3,027	$—	$3,490	$270	8/6/2014	2013
Cullman, AL	(g)	159	824	—	983	76	8/4/2014	2014
Decatur, IL	(g)	133	986	—	1,119	91	6/18/2014	2014
Decatur, IL	(g)	219	964	—	1,183	83	9/8/2014	2014
Delcambre, LA	(g)	169	1,025	—	1,194	118	9/27/2013	2013
Delhi, LA	(g)	301	1,033	—	1,334	120	8/9/2013	2013
Deridder, LA	(g)	135	923	—	1,058	106	9/27/2013	2013
Deridder, LA	(g)	176	905	—	1,081	106	8/9/2013	2013
Des Moines, IA	(g)	166	943	—	1,109	111	8/9/2013	2012
Dora, AL	(g)	124	935	—	1,059	83	9/26/2014	2014
Dundee, MI	(g)	296	1,047	—	1,343	111	11/26/2013	2013
Edinburg, TX	(g)	146	809	—	955	76	7/31/2014	2014
Eight Mile, AL	(g)	110	865	—	975	83	6/23/2014	2014
Elk Point, SD	(g)	97	839	—	936	76	9/22/2014	2014
Ellerslie, GA	(g)	247	797	—	1,044	81	4/17/2014	2014
Eufaula, AL	(g)	300	930	—	1,230	87	7/22/2014	2014
Farmington, NM	(g)	175	919	—	1,094	81	9/5/2014	2014
Fort Valley, GA	(g)	514	2,436	—	2,950	311	7/9/2013	2013
Fred, TX	(g)	93	929	—	1,022	101	12/19/2013	2013
Fruitport, MI	(g)	100	968	—	1,068	88	6/25/2014	2014
Geneva, AL	$738	204	815	—	1,019	122	12/21/2012	2012
Geraldine, AL	(g)	220	1,146	—	1,366	113	5/30/2014	2014
Greenwell Springs, LA	870	444	841	—	1,285	118	11/30/2012	2012
Groveport, OH	822	416	813	—	1,229	114	3/15/2013	2013
Hamilton, AL	(g)	208	1,024	—	1,232	89	10/16/2014	2014
Hanceville, AL	2,029	1,232	1,488	—	2,720	234	11/21/2012	2012
Harlingen, TX	(g)	144	853	—	997	82	6/20/2014	2014
Harvest, AL	684	261	691	—	952	105	12/21/2012	2012
Harviell, MO	(g)	50	818	—	868	85	3/31/2014	2014
Hastings, NE	(g)	177	850	—	1,027	74	10/22/2014	2014
Hayneville, AL	(g)	249	1,181	—	1,430	109	8/15/2014	2014
Hillsboro, OH	(g)	262	956	—	1,218	81	9/25/2014	2014
Hinton, WV	(g)	199	1,367	—	1,566	118	8/18/2014	2014
Homeworth, OH	(g)	110	1,057	—	1,167	114	10/18/2013	2013
Houston, TX	966	311	1,102	—	1,413	143	12/18/2012	2012
Houston, TX	(g)	255	1,393	—	1,648	151	10/18/2013	2013
Huntsville, AL	768	177	847	—	1,024	126	12/21/2012	2012
Independence, MO	828	170	1,072	—	1,242	145	12/18/2012	2012
Kansas City, MO	(g)	283	1,068	—	1,351	121	10/18/2013	2013
Kansas City, MO	(g)	233	1,054	—	1,287	117	11/1/2013	2013
Kasson, MN	(g)	138	888	—	1,026	86	8/15/2014	2014
Kearney, NE	(g)	141	851	—	992	95	11/20/2013	2013
Kinston, AL	642	170	718	—	888	109	12/21/2012	2012
Kolona, IA	(g)	81	868	—	949	79	8/15/2014	2014

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2017	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c) (d)	(d) (e) (f)	Acquired	Constructed
Dollar General (continued):
Lake Charles, LA	(g)	$146	$989	$—	$1,135	$116	8/9/2013	2013
Lamesa, TX	(g)	75	803	—	878	76	7/31/2014	2014
Lansing, MI	(g)	232	939	—	1,171	85	6/25/2014	2014
Lebanon, TN	(g)	177	882	—	1,059	80	6/30/2014	2012
Leicester, NC	(g)	134	800	—	934	99	6/17/2013	2013
Lima, OH	$810	156	1,040	—	1,196	137	11/30/2012	2012
Linden, AL	(g)	317	746	—	1,063	92	7/11/2013	2013
Lone Jack, MO	(g)	152	960	—	1,112	94	5/16/2014	2014
Los Fresnos, TX	(g)	55	867	—	922	77	9/19/2014	2014
Los Lunas, NM	(g)	113	857	—	970	84	5/14/2014	2014
Louisburg, KS	(g)	324	936	—	1,260	90	6/25/2014	2014
Loveland, OH	(g)	241	1,065	—	1,306	124	12/12/2013	2013
Lubbock, TX	744	468	641	—	1,109	90	12/18/2012	2012
Manhattan, KS	(g)	194	921	—	1,115	103	11/20/2013	2013
Mansfield, OH	(g)	72	1,226	—	1,298	127	12/12/2013	2013
Maple Lake, MN	(g)	92	893	—	985	83	10/10/2014	2014
Maynardville, TN	750	238	754	—	992	116	11/30/2012	2012
Millbrook, AL	(g)	320	1,175	—	1,495	110	7/22/2014	2014
Mission, TX	(g)	182	858	—	1,040	76	9/5/2014	2014
Mobile, AL	(g)	139	1,005	—	1,144	115	10/18/2013	2013
Mobile, AL	(g)	410	1,059	—	1,469	132	6/17/2013	2013
Monroeville, OH	(g)	131	1,069	—	1,200	116	10/4/2013	2013
Montgomery, AL	(g)	140	909	—	1,049	79	10/24/2014	2014
Moose Lake, MN	(g)	140	937	—	1,077	86	10/10/2014	2014
Moroa, IL	(g)	111	921	—	1,032	85	6/26/2014	2014
Mt. Vernon, IL	(g)	177	985	—	1,162	93	5/30/2014	2014
Nashville, GA	2,088	215	2,533	—	2,748	348	3/1/2013	2013
Nashville, MI	(g)	103	1,255	—	1,358	124	1/24/2014	2013
Navarre, OH	(g)	153	1,005	—	1,158	111	9/27/2013	2013
Neoga, IL	(g)	94	860	—	954	75	8/8/2014	2010
Ness City, KS	(g)	21	860	—	881	89	3/20/2014	2014
New Philadelphia, OH	(g)	129	1,100	—	1,229	121	9/27/2013	2013
New Washington, OH	(g)	99	975	—	1,074	120	9/13/2013	2013
Newark, OH	792	222	946	—	1,168	132	3/15/2013	2013
Nitro, WV	(g)	451	1,034	—	1,485	94	6/30/2014	2013
Nixa, MO	(g)	235	806	—	1,041	81	4/3/2014	2014
North Lewisburg, OH	(g)	59	1,008	—	1,067	119	11/22/2013	2013
Onawa, IA	(g)	176	842	—	1,018	81	6/26/2014	2014
Opelousas, LA	(g)	92	947	—	1,039	107	10/4/2013	2013
Ortonville, MN	(g)	113	907	—	1,020	86	9/5/2014	2014
Osceola, NE	(g)	194	835	—	1,029	62	4/2/2015	2014
Oxford, AL	(g)	465	783	—	1,248	91	10/18/2013	2013
Palestine, IL	(g)	155	893	—	1,048	83	6/26/2014	2014
Parchment, MI	(g)	168	1,162	—	1,330	105	6/25/2014	2014

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2017	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c) (d)	(d) (e) (f)	Acquired	Constructed
Dollar General (continued):
Park Hill, OK	(g)	$91	$887	$—	$978	$119	1/4/2013	2012
Parsons, TN	(g)	166	1,136	—	1,302	108	7/16/2014	2013
Phenix City, AL	(g)	331	718	—	1,049	90	6/17/2013	2013
Piedmont, AL	$1,980	1,037	1,579	—	2,616	250	11/21/2012	2012
Pike Road, AL	(g)	477	772	—	1,249	93	8/21/2013	2013
Plain City, OH	(g)	187	1,097	—	1,284	116	11/26/2013	2013
Port Clinton, OH	(g)	120	1,070	—	1,190	113	11/22/2013	2013
Princeton, MO	(g)	155	1,159	—	1,314	101	10/10/2014	2014
Pueblo, CO	(g)	144	909	—	1,053	116	1/4/2013	2012
Ragley, LA	(g)	196	877	—	1,073	104	8/9/2013	2013
Rainsville, AL	(g)	290	1,267	—	1,557	115	8/13/2014	2014
Ravenna, MI	(g)	199	958	—	1,157	95	1/24/2014	2013
Rayne, LA	702	125	910	—	1,035	124	12/18/2012	2012
Roanoke, IL	(g)	93	846	—	939	81	5/16/2014	2014
Romney, IN	(g)	87	827	—	914	73	7/7/2014	2011
Romulus, MI	(g)	274	1,171	—	1,445	114	3/7/2014	2013
Russell, KS	(g)	54	899	—	953	83	8/5/2014	2014
San Antonio, TX	(g)	295	743	—	1,038	76	7/31/2014	2014
San Carlos, TX	(g)	70	1,063	—	1,133	101	6/20/2014	2014
Seale, AL	(g)	259	767	—	1,026	89	10/28/2013	2013
Seminole, AL	(g)	175	829	—	1,004	101	7/15/2013	2013
Shelby, MI	(g)	128	1,033	—	1,161	102	1/24/2014	2013
Slocomb, AL	(g)	124	918	—	1,042	96	2/25/2014	2014
Snead, AL	(g)	126	1,137	—	1,263	102	9/26/2014	2014
South Bay, FL	(g)	258	1,262	—	1,520	119	5/7/2014	2013
Spring, TX	(g)	277	1,132	—	1,409	125	9/30/2013	2013
Springfield, IL	(g)	205	934	—	1,139	80	9/17/2014	2014
Springfield, MO	(g)	171	810	—	981	76	7/14/2014	2014
Springfield, NE	(g)	172	864	—	1,036	85	5/12/2014	2014
Springfield, OH	(g)	125	1,000	—	1,125	115	9/27/2013	2013
St. Louis, MO	(g)	229	1,102	—	1,331	119	12/31/2013	2013
St. Louis, MO	(g)	240	1,118	—	1,358	118	1/15/2014	2013
Superior, NE	(g)	230	917	—	1,147	102	11/26/2013	2013
Temple, GA	(g)	200	917	—	1,117	114	5/15/2013	2013
Theodore, AL	(g)	248	763	—	1,011	97	5/15/2013	2013
Thibodaux, LA	(g)	211	1,083	—	1,294	124	9/27/2013	2013
Toney, AL	642	86	792	—	878	113	3/21/2013	2012
Topeka, KS	(g)	159	873	—	1,032	69	2/25/2015	2014
Urbana, OH	(g)	133	1,051	—	1,184	103	5/29/2014	2013
Volga, SD	(g)	51	784	—	835	71	9/5/2014	2014
Waco, TX	(g)	26	922	—	948	95	6/20/2014	2014
Wagener, SC	(g)	477	1,169	—	1,646	99	9/16/2014	2014
Wakefield, KS	(g)	78	929	—	1,007	108	9/30/2013	2013
Waterloo, IA	(g)	330	908	—	1,238	76	11/5/2014	2014

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2017	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c) (d)	(d) (e) (f)	Acquired	Constructed
Dollar General (continued):
Weslaco, TX	(g)	$141	$848	$—	$989	$75	9/5/2014	2014
Weston, MO	(g)	117	1,012	—	1,129	121	7/17/2013	2013
Wetumpka, AL	(g)	290	779	—	1,069	77	5/29/2014	2014
Whitehouse, OH	(g)	134	1,144	—	1,278	123	10/18/2013	2013
Whitwell, TN	$870	159	1,035	—	1,194	159	11/30/2012	2012
Wilmer, AL	(g)	99	775	—	874	93	8/5/2013	2013
Winsted, MN	(g)	152	841	—	993	81	9/29/2014	2014
Wisner, NE	(g)	37	773	—	810	76	5/12/2014	2014
Woodville, OH	786	169	1,009	—	1,178	140	2/8/2013	2013
Yatesville, GA	666	120	797	—	917	114	3/25/2013	2013
Dollar Tree/Petco:
Humble, TX	(g)	720	2,543	—	3,263	336	2/11/2013	2011
Earth Fare:
Huntersville, NC	3,183	1,439	2,973	—	4,412	405	2/28/2013	2011
East Manchester Village Center:
Manchester, PA	8,300	2,517	12,672	183	15,372	1,425	12/19/2013	2009
East West Commons:
Austell, GA	13,000	10,094	16,034	3,206	29,334	1,668	9/30/2014	2002
Emerald Place:
Greenwood, SC	6,250	2,042	9,942	—	11,984	1,207	6/28/2013	2012
Evergreen Marketplace:
Evergreen Park, IL	(g)	2,823	6,239	—	9,062	875	9/6/2013	2013
Family Center:
Riverdale, UT	(g)	21,716	29,454	(741)	50,429	3,516	2/28/2014	2008
Family Dollar:
Aberdeen, ID	(g)	101	1,054	—	1,155	89	10/24/2014	2014
Adelanto, GA	(g)	463	1,711	—	2,174	140	11/14/2014	2014
Aguila, AZ	(g)	129	1,290	—	1,419	95	2/13/2015	2014
Albany, GA	—	347	925	—	1,272	77	11/7/2014	2014
Apple Springs, TX	—	91	804	—	895	68	11/14/2014	2014
Arkadelphia, AR	(g)	113	738	—	851	56	2/12/2015	2014
Auburn, ME	(g)	217	1,261	—	1,478	102	4/15/2015	2014
Bagley, MN	(g)	95	1,114	—	1,209	111	6/27/2014	2014
Benavides, TX	(g)	27	1,065	—	1,092	118	2/26/2014	2013
Berry, AL	—	122	880	—	1,002	74	11/14/2014	2014
Bessemer, AL	(g)	201	1,043	—	1,244	112	12/27/2013	2013
Broadway, VA	—	213	1,153	—	1,366	100	11/7/2014	2014
Birmingham, AL	(g)	500	831	—	1,331	91	12/27/2013	2013
Brooksville, FL	(g)	206	791	—	997	86	12/18/2013	2013
Burkeville, TX	(g)	54	900	—	954	86	9/30/2014	2014
Cascade, ID	(g)	267	1,147	—	1,414	111	2/4/2014	2013
Cass Lake, MN	(g)	157	1,107	—	1,264	110	6/27/2014	2013
Cathedral City, CA	(g)	658	1,908	—	2,566	165	9/19/2014	2014
Charlotte, TX	(g)	118	970	—	1,088	108	2/26/2014	2014

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2017	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c) (d)	(d) (e) (f)	Acquired	Constructed
Family Dollar (continued):
Cheyenne, WY	(g)	$148	$986	$—	$1,134	$98	4/23/2014	2014
Coachella, CA	(g)	450	1,634	—	2,084	165	2/19/2014	2013
Cocoa, FL	(g)	370	1,092	—	1,462	95	9/26/2014	2014
Colmesneil, TX	(g)	172	858	—	1,030	83	2/4/2014	2013
Columbia, SC	(g)	294	824	—	1,118	71	10/24/2014	2014
Columbia, SC	(g)	332	1,044	—	1,376	88	10/24/2014	2014
Comanche, TX	(g)	176	1,145	—	1,321	102	8/6/2014	2014
Cordes Lakes, AZ	(g)	380	1,421	—	1,801	120	9/19/2014	2014
Davenport, FL	(g)	298	964	—	1,262	78	12/5/2014	2014
Davenport, IA	(g)	167	918	—	1,085	77	11/25/2014	2014
Dawson, TX	$—	41	799	—	840	67	11/14/2014	2014
Deadwood, SD	(g)	132	1,139	—	1,271	98	9/18/2014	2014
Des Moines, IA	(g)	290	1,126	—	1,416	93	11/25/2014	2014
East Millinocket, ME	(g)	161	1,004	—	1,165	90	2/26/2015	2014
Eden, TX	(g)	82	903	—	985	94	2/26/2014	2013
Elizabethtown, NY	(g)	107	671	—	778	66	1/31/2014	2008
Eloy, AZ	(g)	86	1,587	—	1,673	130	10/24/2014	2014
Empire, CA	(g)	239	1,527	—	1,766	141	6/27/2014	2014
Erwinville, LA	(g)	146	765	—	911	54	7/7/2015	2015
Evans, CO	(g)	201	817	—	1,018	69	9/29/2014	2014
Findlay, OH	(g)	326	1,271	—	1,597	137	2/26/2014	2013
Folsom, LA	(g)	325	788	—	1,113	70	9/30/2014	2014
Ft. Lauderdale, FL	(g)	443	1,361	—	1,804	140	12/18/2013	2013
Fort Thomas, AZ	(g)	49	1,173	—	1,222	116	2/26/2014	2013
Fort Worth, TX	(g)	532	1,346	—	1,878	118	9/5/2014	2014
Franklin, NH	(g)	307	1,214	—	1,521	81	10/15/2015	2014
Frederica, DE	(g)	392	1,164	—	1,556	83	3/6/2015	2014
Fresno, CA	(g)	488	1,553	—	2,041	159	2/19/2014	2013
Garrison, TX	(g)	61	1,306	—	1,367	102	12/18/2014	2014
Georgetown, KY	(g)	607	905	—	1,512	77	11/21/2014	2014
Gering, NE	(g)	244	913	—	1,157	81	9/26/2014	2014
Greene, ME	(g)	251	940	—	1,191	82	3/25/2015	2014
Greenwood, WI	(g)	154	920	—	1,074	85	6/27/2014	2013
Hawkins, TX	(g)	49	1,288	—	1,337	113	9/5/2014	2014
Hempstead, TX	(g)	219	943	—	1,162	74	12/18/2014	2014
Hettinger, ND	(g)	214	1,077	—	1,291	118	2/26/2014	2013
Hodgenville, KY	(g)	202	783	—	985	70	9/19/2014	2014
Holtville, CA	(g)	317	1,609	—	1,926	163	2/19/2014	2013
Homestead, FL	(g)	325	1,001	—	1,326	81	12/12/2014	2014
Homosassa, FL	(g)	575	1,470	—	2,045	82	12/9/2015	2014
Immokalee, FL	(g)	458	1,248	—	1,706	107	11/4/2014	2014
Indio, CA	(g)	393	1,636	—	2,029	151	6/25/2014	2014
Irvington, AL	(g)	217	814	—	1,031	90	12/27/2013	2013
Jacksonville, FL	—	134	1,157	—	1,291	95	11/7/2014	2014

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2017	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c) (d)	(d) (e) (f)	Acquired	Constructed
Family Dollar (continued):
Jay, FL	(g)	$190	$1,002	$—	$1,192	$110	2/25/2014	2013
Jonesboro, GA	(g)	297	1,098	—	1,395	114	2/14/2014	2013
Keller, TX	(g)	749	1,550	—	2,299	151	4/14/2014	2014
Kersey, CO	(g)	238	904	—	1,142	88	5/29/2014	2014
Kiowa, OK	(g)	193	947	—	1,140	85	9/5/2014	2014
Kissimmee, FL	(g)	622	1,226	—	1,848	112	8/27/2014	2014
La Salle, CO	(g)	239	890	—	1,129	75	11/4/2014	2013
LaBelle, FL	(g)	268	1,037	—	1,305	112	2/28/2014	2014
Lake Elsinor, CA	(g)	417	1,682	—	2,099	166	3/3/2014	2013
Lakeland, FL	(g)	353	937	—	1,290	90	6/30/2014	2014
Laredo, TX	(g)	302	1,039	—	1,341	89	10/3/2014	2013
Levelland, TX	(g)	264	952	—	1,216	84	9/30/2014	2014
Little Rock, CA	(g)	499	1,730	—	2,229	131	2/19/2015	2014
Lorain, OH	(g)	320	995	—	1,315	95	6/27/2014	2014
Louisville, KY	(g)	578	919	—	1,497	94	3/26/2014	2013
Louisville, KY	(g)	480	934	—	1,414	89	6/4/2014	2014
Mansfield, TX	(g)	849	1,189	—	2,038	123	2/26/2014	2013
Melbourne, FL	(g)	362	883	—	1,245	92	2/28/2014	2014
Melrose, FL	(g)	124	929	—	1,053	81	9/10/2014	2014
Mertzon, TX	(g)	149	995	—	1,144	95	9/19/2014	2014
Mesa, AZ	(g)	627	1,468	—	2,095	142	3/31/2014	2014
Miami, FL	(g)	584	1,490	—	2,074	107	2/25/2015	2014
Milo, ME	(g)	138	1,122	—	1,260	96	3/19/2015	2014
Monroe, UT	$—	272	985	—	1,257	84	10/24/2014	2013
Moore Haven, FL	(g)	348	1,016	—	1,364	103	5/29/2014	2014
Moulton, TX	(g)	102	973	—	1,075	108	2/26/2014	2014
Naubinway, MI	(g)	47	1,180	—	1,227	114	2/4/2014	2013
New Summerfield, TX	(g)	230	851	—	1,081	81	6/6/2014	2014
Nicholasville, KY	(g)	464	826	—	1,290	85	3/26/2014	2013
North Charleston, SC	—	386	997	—	1,383	83	11/14/2014	2014
Omaha, NE	(g)	86	1,427	—	1,513	105	3/2/2015	2014
Ordway, CO	(g)	81	993	—	1,074	86	10/30/2014	2014
Oshkosh, WI	(g)	361	815	—	1,176	85	2/25/2014	2013
Ossineke, MI	(g)	85	898	—	983	85	3/14/2014	2014
Palmdale, CA	(g)	372	1,822	—	2,194	132	3/30/2015	2014
Penitas, TX	(g)	182	1,053	—	1,235	107	3/26/2014	2014
Pensacola, FL	(g)	509	791	—	1,300	82	3/27/2014	2014
Pine Lake, GA	(g)	639	897	—	1,536	83	8/26/2014	2014
Pittsfield, ME	(g)	334	1,258	—	1,592	92	8/12/2015	2014
Plainview, NE	(g)	112	774	—	886	79	4/25/2014	2014
Poinciana, FL	(g)	501	1,186	—	1,687	104	9/19/2014	2014
Pojoaque, NM	(g)	545	909	41	1,495	80	8/25/2014	2013
Posen, MI	(g)	101	896	—	997	85	3/14/2014	2014
Preston, MN	(g)	161	1,159	—	1,320	115	6/27/2014	2014

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2017	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c) (d)	(d) (e) (f)	Acquired	Constructed
Family Dollar (continued):
Punta Gorda, FL	(g)	$345	$1,018	$—	$1,363	$55	12/17/2015	2014
Radium Springs, NM	(g)	129	1,086	—	1,215	112	2/26/2014	2013
Ramah, NM	(g)	217	1,105	—	1,322	107	2/4/2014	2013
Rex, GA	$—	294	1,393	—	1,687	114	11/7/2014	2014
Richmond, ME	(g)	252	1,026	—	1,278	88	3/25/2015	2014
Riverside, CA	(g)	736	1,558	—	2,294	151	4/4/2014	2014
Robert Lee, TX	(g)	94	904	—	998	94	2/26/2014	2014
Rushford, MN	(g)	163	844	—	1,007	87	6/27/2014	2014
Saginaw, MI	(g)	240	956	—	1,196	83	10/30/2014	2014
San Antonio, TX	(g)	357	966	—	1,323	91	9/30/2014	2014
San Antonio, TX	—	421	951	—	1,372	86	11/14/2014	2014
San Jacinto, CA	(g)	430	1,682	—	2,112	152	7/18/2014	2014
Schuyler, NE	(g)	260	708	—	968	71	5/5/2014	2014
Shreveport, LA	(g)	406	978	—	1,384	95	5/29/2014	2014
Shreveport, LA	(g)	272	1,113	—	1,385	103	7/22/2014	2014
Shreveport, LA	(g)	423	1,099	—	1,522	93	10/8/2014	2014
South Paris, ME	(g)	173	1,240	—	1,413	107	2/25/2015	2014
Spring Hill, FL	(g)	278	1,249	—	1,527	67	12/4/2015	2015
Spurger, TX	(g)	86	905	—	991	81	9/18/2014	2014
Statesboro, GA	(g)	347	800	—	1,147	85	2/14/2014	2013
Sterling City, TX	(g)	78	889	—	967	93	2/26/2014	2013
Stockton, CA	(g)	202	1,817	—	2,019	156	9/19/2014	2014
Taft, CA	(g)	255	1,422	—	1,677	163	8/23/2013	2013
Tampa, FL	(g)	563	737	—	1,300	81	12/18/2013	2013
Tampa, FL	(g)	482	920	—	1,402	100	12/18/2013	2013
Tampa, FL	(g)	568	1,137	—	1,705	109	7/2/2014	2014
Terra Bella, CA	(g)	332	1,394	—	1,726	142	2/19/2014	2013
Topeka, KS	(g)	419	1,327	—	1,746	130	4/17/2014	2014
Tucson, AZ	(g)	399	1,599	—	1,998	124	1/27/2015	2014
Tyler, MN	(g)	73	895	—	968	91	6/27/2014	2014
Tuscaloosa, AL	(g)	534	817	—	1,351	90	12/27/2013	2013
Valdosta, GA	(g)	424	849	—	1,273	89	2/26/2014	2014
Vine Grove, KY	(g)	205	966	—	1,171	75	2/13/2015	2014
Waelder, TX	(g)	136	788	—	924	76	6/4/2014	2014
Waldoboro, ME	(g)	211	1,123	—	1,334	68	1/13/2016	2015
Walker, LA	(g)	294	966	—	1,260	85	9/30/2014	2014
Wayne, OK	(g)	37	937	—	974	90	6/27/2014	2014
Waynesburg, KY	(g)	150	955	—	1,105	82	10/10/2014	2014
Wild Rose, WI	(g)	133	866	—	999	80	6/27/2014	2013
Fargo Plaza:
Fargo, ND	(g)	2,097	4,774	376	7,247	732	5/30/2013	2003
Fleet Pride:
Birmingham, AL	(g)	376	2,607	—	2,983	219	8/3/2015	2014

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2017	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c) (d)	(d) (e) (f)	Acquired	Constructed
Flower Foods:
Orlando, FL	(g)	$418	$387	$—	$805	$34	9/11/2014	2013
Waldorf, MD	(g)	398	1,045	—	1,443	102	9/11/2014	2013
Food 4 Less:
Atwater, CA	(g)	1,383	5,271	—	6,654	619	11/27/2013	2002
Fountain Square:
Brookfield, WI	$—	6,508	28,634	—	35,142	894	1/17/2017	2006
Fourth Creek Landing:
Statesville, NC	5,700	1,375	7,795	—	9,170	1,277	3/26/2013	2012
Fresenius Medical Care:
West Plains, MI	(g)	557	3,097	—	3,654	278	7/2/2014	2014
Fresh Market Center:
Glen Ellyn, IL	4,750	2,767	6,403	102	9,272	592	9/30/2014	2014
Fresh Thyme:
Indianapolis, IN	(g)	1,087	6,019	—	7,106	563	10/31/2014	2014
Northville, MI	(g)	1,598	7,796	—	9,394	443	12/21/2015	2015
Fresh Thyme & DSW:
Fort Wayne, IN	—	1,740	4,153	218	6,111	415	9/30/2014	1985
Gabe’s Hobby Lobby:
Harrisonburg, VA	(g)	2,796	7,637	—	10,433	308	9/19/2016	1972
Giant Eagle:
Seven Fields, PA	7,530	1,574	13,659	—	15,233	1,283	5/7/2014	2005
Gold's Gym:
Corpus Christi, TX	(g)	1,498	6,346	—	7,844	824	3/6/2013	2006
Golden Corral:
Garland, TX	(g)	1,255	2,435	—	3,690	349	9/21/2012	2012
Houston, TX	(g)	1,375	2,350	—	3,725	324	12/12/2012	2012
Victoria, TX	(g)	673	2,857	—	3,530	258	6/27/2014	2013
Goodyear:
Pooler, GA	(g)	569	1,484	—	2,053	195	6/18/2013	2008
Hancock Village:
Chesterfield, VA	15,000	8,874	17,287	131	26,292	2,526	5/23/2013	2009
Harbor Town Center:
Manitowoc, WI	9,750	3,568	13,209	—	16,777	1,105	4/24/2015	2005
Harps Foods:
Gentry, AR	—	224	2,680	—	2,904	18	10/12/2017	1994
Green Forest, AR	—	96	3,163	—	3,259	4	12/14/2017	2017
Lincoln, AR	—	329	3,668	—	3,997	50	7/6/2017	2017
Noel, MO	—	78	885	—	963	8	9/7/2017	2014
Pocahontas, AR	—	557	3,379	—	3,936	72	4/13/2017	2016
Vilonia, AR	—	406	4,028	—	4,434	90	3/20/2017	2016
Haverty Furniture:
Midland, TX	(g)	709	1,294	—	2,003	228	8/7/2013	2012
HEB Center:
Waxahachie, TX	7,000	3,465	7,952	273	11,690	1,194	6/27/2012	1997

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2017	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c) (d)	(d) (e) (f)	Acquired	Constructed
Hickory Flat Commons:
Canton, GA	$9,850	$4,482	$13,174	$111	$17,767	$1,860	12/18/2012	2008
Hobby Lobby:
Burlington, IA	(g)	629	1,890	—	2,519	125	7/30/2015	1988
Dickson City, PA	—	1,113	7,946	—	9,059	1,080	6/30/2014	2013
Lewisville, TX	(g)	2,184	8,977	—	11,161	1,018	11/26/2013	2013
Mooresville, NC	(g)	869	4,249	—	5,118	759	11/30/2012	2012
Home Depot:
Lincoln, NE	(g)	6,339	5,937	—	12,276	353	10/22/2015	1993
North Canton, OH	7,234	2,203	12,012	—	14,215	1,634	12/20/2012	1998
Plainwell, MI	(g)	521	11,905	—	12,426	1,402	5/16/2013	2002
IHOP:
Anderson, IN	(g)	54	1,633	—	1,687	146	6/30/2014	2005
Rio Rancho, NM	(g)	599	2,314	—	2,913	219	3/28/2014	2011
Inglewood Plaza:
Inglewood, CA	12,700	9,880	14,099	—	23,979	1,256	9/12/2014	2008
Kirklands:
Dothan, AL	(g)	486	946	—	1,432	112	8/5/2014	2014
Jonesboro, AR	(g)	696	1,990	—	2,686	255	11/27/2012	2012
Kohl’s:
Cedar Falls, IA	(g)	1,600	5,796	—	7,396	792	12/7/2012	2001
Chartlottesville, VA	8,745	3,929	12,280	—	16,209	1,102	7/28/2014	2011
Easton, MD	(g)	2,962	2,661	—	5,623	136	12/2/2015	1992
Hutchinson, KS	(g)	3,290	—	—	3,290	—	10/19/2012	2012
Kroger:
Shelton, WA	(g)	1,180	11,040	—	12,220	1,189	4/30/2014	1994
Whitehall, OH	4,066	581	6,628	224	7,433	775	12/16/2013	1994
Kum & Go:
Bentonville, AR	(g)	916	1,864	—	2,780	227	5/3/2013	2011
Conway, AR	(g)	510	2,577	—	3,087	232	6/13/2014	2014
Fairfield, IA	(g)	422	1,913	—	2,335	234	5/3/2013	2011
Mount Vernon, MO	(g)	708	1,756	—	2,464	215	5/3/2013	2010
Urbandale, IA	(g)	722	1,658	—	2,380	204	5/3/2013	2010
LA Fitness:
Bloomfield Township, MI	(g)	2,287	10,075	—	12,362	1,289	6/21/2013	2008
Columbus, OH	(g)	1,013	6,734	—	7,747	502	4/29/2015	2014
Garland, TX	(g)	2,005	6,861	—	8,866	727	12/20/2013	2013
Houston, TX	(g)	5,764	5,994	—	11,758	683	9/30/2013	2013
Mesa, AZ	(g)	1,353	7,730	20	9,103	1,004	5/8/2013	2010
New Lenox, IL	(g)	1,965	6,257	—	8,222	333	12/21/2015	2015
Ocoee, FL	(g)	1,173	6,876	5	8,054	835	8/8/2013	2008
Riverside, CA	(g)	2,557	9,951	—	12,508	1,172	8/2/2013	2010
Lafayette Pavilions:
Lafayette, IN	(g)	7,632	42,497	5,129	55,258	3,971	2/6/2015	2006

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2017	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c) (d)	(d) (e) (f)	Acquired	Constructed
Logan’s Roadhouse:
Bristol, VA	(g)	$991	$2,560	$—	$3,551	$353	1/29/2013	2001
Fort Wayne, IN	(g)	868	2,698	—	3,566	256	3/28/2014	2002
Lancaster, TX	(g)	1,203	1,620	—	2,823	229	10/23/2012	2011
Martinsburg, WV	(g)	925	2,183	—	3,108	234	10/29/2013	2010
Opelika, AL	(g)	836	1,508	—	2,344	216	10/23/2012	2005
Sanford, FL	(g)	1,031	1,807	—	2,838	257	10/23/2012	1999
Troy, OH	(g)	992	1,577	(1,383)	1,186	25	10/23/2012	2011
Lord Salisbury Center:
Salisbury, MD	(g)	6,949	12,179	—	19,128	933	3/11/2016	2005
Lowe’s:
Adrian, MI	(g)	2,604	5,036	—	7,640	747	9/27/2013	1996
Alpharetta, GA	$12,300	7,979	9,630	403	18,012	738	5/29/2015	1998
Asheboro, NC	(g)	1,098	6,722	—	7,820	642	6/23/2014	1994
Cincinnati, OH	(g)	14,092	—	—	14,092	—	2/10/2014	2001
Columbia, SC	5,964	3,943	6,353	750	11,046	854	9/12/2013	1994
Covington, LA	5,648	10,233	—	—	10,233	—	8/20/2014	2002
Hilliard, OH	7,859	5,474	6,288	—	11,762	478	8/5/2015	1994
Lilburn, GA	12,500	8,817	9,380	385	18,582	716	5/29/2015	1999
Mansfield, OH	(g)	873	8,256	—	9,129	805	6/12/2014	1992
Marietta, GA	11,000	7,471	8,404	392	16,267	650	5/29/2015	1997
Oxford, AL	(g)	1,668	7,622	369	9,659	1,084	6/28/2013	1999
Tuscaloosa, AL	(g)	4,908	4,786	18	9,712	575	10/29/2013	1993
Woodstock, GA	11,200	7,316	8,879	392	16,587	686	5/29/2015	1997
Zanesville, OH	(g)	2,161	8,375	282	10,818	926	12/11/2013	1995
Market Heights Shopping Center:
Harker Heights, TX	47,000	12,888	64,105	504	77,497	8,293	11/25/2013	2012
Marketplace at the Lakes:
West Covina, CA	11,300	10,020	8,664	—	18,684	1,949	9/30/2013	1994
Matteson Center:
Matteson, IL	—	1,243	17,427	2,767	21,437	2,344	11/22/2013	2003
Mattress Firm:
Appleton, WI	(g)	895	1,026	—	1,921	66	11/18/2015	2015
Ashtabula, OH	—	301	1,965	—	2,266	102	3/23/2016	2015
Augusta, ME	(g)	723	1,354	—	2,077	153	5/30/2014	2013
Brunswick, GA	(g)	343	1,040	—	1,383	128	8/29/2013	2012
Cincinnati, OH	(g)	323	966	—	1,289	89	7/17/2014	2013
Danville, VA	(g)	274	1,514	—	1,788	150	4/29/2014	2014
Huber Heights, OH	(g)	854	903	—	1,757	86	6/20/2014	2014
Jonesboro, AR	(g)	729	1,194	—	1,923	212	10/5/2012	2012
Lakeland, FL	(g)	259	1,107	—	1,366	111	7/16/2014	2014
Martinsville, VA	(g)	259	1,510	—	1,769	107	9/17/2015	2014
Middletown, OH	(g)	142	1,384	—	1,526	90	8/6/2015	2015
Nampa, ID	(g)	449	2,213	—	2,662	220	3/31/2014	1972

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2017	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c) (d)	(d) (e) (f)	Acquired	Constructed
Mattress Firm (continued):
New Bern, NC	(g)	$340	$1,436	$—	$1,776	$126	9/25/2014	2014
Pineville, NC	(g)	1,557	1,198	—	2,755	189	10/29/2012	2012
Port Charlotte, FL	(g)	382	1,211	—	1,593	110	8/1/2014	2014
Thomasville, GA	(g)	694	1,469	—	2,163	79	12/18/2015	2015
Mattress Firm & Aspen Dental:
Vienna, WV	$—	774	2,466	—	3,240	273	9/15/2014	2014
Mattress Firm & Five Guys:
Muskegon, MI	(g)	813	1,766	—	2,579	159	8/29/2014	2014
McAlister’s Deli:
Lawton, OK	(g)	805	1,057	—	1,862	106	5/1/2014	2013
Port Arthur, TX	(g)	379	1,146	—	1,525	131	3/27/2014	2007
McGowin Park:
Mobile, AL	42,765	2,243	69,357	—	71,600	1,565	4/26/2017	2016
Melody Mountain:
Ashland, KY	7,376	1,286	9,879	—	11,165	606	9/1/2015	2013
Men’s Wearhouse:
Ft. Wayne, IN	(g)	421	2,125	75	2,621	88	8/19/2016	2005
Merchants Tire & Auto:
Wake Forest, NC	(g)	782	1,730	—	2,512	104	9/1/2015	2005
Michael’s:
Bowling Green, KY	(g)	587	1,992	—	2,579	316	11/20/2012	2012
Mister Car Wash:
Athens, AL	—	383	1,150	—	1,533	7	9/12/2017	2008
Decatur, AL	—	257	559	—	816	5	9/12/2017	2005
Decatur, AL	—	486	1,253	—	1,739	11	9/12/2017	2014
Decatur, AL	—	359	1,152	—	1,511	8	9/12/2017	2007
Hartselle, AL	—	360	569	—	929	5	9/12/2017	2007
Madison, AL	—	562	1,139	—	1,701	10	9/12/2017	2012
Morganton Heights:
Morganton, NC	22,800	7,032	29,763	—	36,795	3,234	4/29/2015	2013
National Tire & Battery:
Cedar Hill, TX	(g)	469	1,951	—	2,420	252	12/18/2012	2006
Cypress, TX	(g)	910	2,224	—	3,134	144	9/1/2015	2005
Flower Mound, TX	(g)	779	2,449	—	3,228	152	9/1/2015	2005
Fort Worth, TX	(g)	936	1,234	—	2,170	144	8/23/2013	2005
Fort Worth, TX	—	730	2,309	—	3,039	143	9/1/2015	2005
Frisco, TX	(g)	844	1,608	—	2,452	186	8/23/2013	2007
Montgomery, IL	(g)	516	2,494	—	3,010	322	1/15/2013	2007
North Richland Hills, TX	(g)	513	2,579	—	3,092	165	9/1/2015	2005
Pasadena, TX	(g)	908	2,307	—	3,215	149	9/1/2015	2005
Pearland, TX	(g)	1,016	2,040	—	3,056	129	9/1/2015	2005
Plano, TX	(g)	1,292	2,197	—	3,489	139	9/2/2015	2005
Tomball, TX	(g)	838	2,229	—	3,067	140	9/2/2015	2005

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2017	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c) (d)	(d) (e) (f)	Acquired	Constructed
Native Wings:
San Antonio, TX	(g)	$821	$2,682	$—	$3,503	$245	8/4/2014	2014
Natural Grocers:
Denton, TX	(g)	1,326	3,134	—	4,460	371	7/24/2013	2012
Idaho Falls, ID	(g)	833	2,316	—	3,149	238	2/14/2014	2013
Lubbock, TX	(g)	1,093	3,621	—	4,714	439	4/22/2013	2013
Nordstrom Rack:
Tampa, FL	$6,880	3,371	6,402	—	9,773	1,138	4/16/2012	2010
North Logan Commons:
Loganville, GA	—	4,535	11,826	28	16,389	634	9/22/2016	2009
Northwest Plaza:
Tampa, FL	—	1,816	4,834	254	6,904	358	8/20/2015	1994
O’Reilly Auto Parts:
Brownfield, TX	(g)	22	835	—	857	126	5/8/2012	2012
Clayton, GA	(g)	501	945	—	1,446	48	1/29/2016	2015
Columbus, TX	(g)	260	757	—	1,017	108	5/8/2012	2011
Lamesa, TX	(g)	64	608	—	672	47	12/10/2014	2006
Stanley, ND	(g)	323	662	—	985	57	8/8/2014	2014
Owensboro Towne Center:
Owensboro, KY	14,027	3,807	16,259	788	20,854	924	1/12/2016	1996
Park Place:
Enterprise, AL	6,505	931	8,595	—	9,526	980	8/30/2013	2012
Parkway Centre South:
Grove City, OH	14,250	7,027	18,223	—	25,250	928	7/15/2016	2005
Pecanland Plaza:
Monroe, LA	(g)	2,206	18,957	—	21,163	1,199	10/13/2015	2008
Pep Boys:
Clermont, FL	(g)	799	1,993	—	2,792	247	6/26/2013	2013
Oviedo, FL	(g)	669	2,172	—	2,841	252	10/4/2013	2013
PetSmart:
Baton Rouge, LA	2,509	651	2,968	113	3,732	476	10/11/2012	1999
Commerce Township, MI	(g)	539	1,960	—	2,499	319	3/28/2013	1996
East Peoria, IL	(g)	997	3,345	—	4,342	284	11/7/2014	2007
Eden Prairie, MN	(g)	1,279	2,030	—	3,309	247	10/1/2013	2007
Edmond, OK	(g)	816	3,266	—	4,082	431	1/23/2013	1998
North Fayette Township, PA	(g)	1,615	1,503	—	3,118	208	6/7/2013	1997
Overland Park, KS	(g)	2,025	2,181	—	4,206	250	10/1/2013	1996
Taylor, MI	(g)	331	2,438	—	2,769	374	6/7/2013	1997
Tucson, AZ	(g)	1,114	2,771	98	3,983	370	11/8/2013	2000
Wilkesboro, NC	(g)	447	1,710	—	2,157	263	4/13/2012	2011
PetSmart/Old Navy:
Reynoldsburg, OH	3,658	1,295	4,077	—	5,372	615	12/14/2012	2012

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2017	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c) (d)	(d) (e) (f)	Acquired	Constructed
Pick ’n Save:
Pewaukee, WI	(g)	$1,323	$6,761	$—	$8,084	$690	8/13/2014	1999
Sheboygan, WI	(g)	2,003	10,695	—	12,698	1,494	9/6/2012	2012
South Milwaukee, WI	(g)	1,126	5,706	—	6,832	612	11/6/2013	2005
Plainfield Plaza:
Plainfield, IL	(g)	3,167	14,788	—	17,955	870	12/3/2015	2002
Plaza San Mateo:
Albuquerque, NM	$6,950	2,867	11,582	—	14,449	1,136	5/2/2014	2014
Popeyes:
Independence, MO	(g)	333	680	—	1,013	62	6/27/2014	2005
Poplar Springs Plaza:
Duncan, SC	5,000	1,862	5,277	478	7,617	750	5/24/2013	1995
Price Chopper:
Gardner, MA	(g)	858	12,171	—	13,029	1,032	9/26/2014	2012
Quick Chek:
Kingston, NY	(g)	831	5,783	—	6,614	684	5/31/2013	2008
Lake Katrine, NY	(g)	1,507	4,569	—	6,076	528	5/31/2013	2008
Middletown, NY	(g)	1,335	5,732	—	7,067	677	5/31/2013	2008
Middletown, NY	(g)	1,297	5,963	—	7,260	704	5/31/2013	2009
Middletown, NY	(g)	1,437	4,656	—	6,093	554	5/31/2013	2007
Sagerties, NY	(g)	1,242	5,372	—	6,614	636	5/31/2013	2009
Raising Cane’s:
Beaumont, TX	(g)	839	1,288	—	2,127	120	7/31/2014	2013
Phoenix, AZ	(g)	761	1,972	—	2,733	187	3/28/2014	2011
Wichita Falls, TX	(g)	426	1,947	—	2,373	183	4/30/2014	2013
Regent Towne Center:
Fort Mill, SC	(g)	1,455	5,063	80	6,598	699	6/13/2013	2007
Rite Aid:
Columbia, SC	(g)	854	2,281	—	3,135	248	12/3/2013	2008
Jenison, MI	(g)	438	1,491	—	1,929	150	6/23/2014	1996
Rocky River Promenade:
Mooresville, NC	3,989	2,446	3,159	—	5,605	294	8/18/2014	2008
Rolling Acres Plaza:
Lady Lake, FL	21,930	7,540	26,839	—	34,379	955	9/1/2016	2005
Ross:
Fort Worth, TX	(g)	1,273	3,157	—	4,430	466	10/4/2012	1977
Rushmore Crossing:
Rapid City, SD	23,541	7,066	33,019	189	40,274	4,524	1/2/2014	2012
Rapid City, SD	(g)	883	4,128	—	5,011	623	1/2/2014	2012
Sherwin-Williams:
Macon, GA	(g)	59	659	—	718	47	4/16/2015	2015
Shippensburg Market Place:
Shippensburg, PA	(g)	1,917	9,263	—	11,180	849	9/18/2014	2002

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2017	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c) (d)	(d) (e) (f)	Acquired	Constructed
Shopko:
Ballard, UT	(g)	$334	$2,865	$—	$3,199	$138	3/4/2016	2015
Broken Bow, NE	(g)	244	1,733	—	1,977	180	6/19/2014	2007
Cherokee, IA	(g)	217	3,326	—	3,543	177	12/23/2015	2015
Cokato, MN	(g)	358	3,229	—	3,587	186	12/23/2015	2015
Valentine, NE	(g)	395	3,549	—	3,944	371	6/30/2014	2014
Webster City, IA	(g)	656	2,868	—	3,524	141	2/17/2016	2015
Shoppes at Lake Andrew:
Melbourne, FL	(g)	3,924	16,840	21	20,785	2,057	12/31/2013	2003
Shoppes at Stroud:
Stroud Township, PA	(g)	3,754	22,614	32	26,400	2,150	10/29/2014	2007
Sleepy’s:
Burlington, NC	(g)	393	1,648	—	2,041	117	3/31/2015	2014
Joliet, IL	(g)	287	1,552	—	1,839	113	2/27/2015	2014
Southwest Plaza:
Springfield, IL	(g)	2,992	48,935	207	52,134	5,152	9/18/2014	2003
Spinx:
Simpsonville, SC	(g)	591	969	—	1,560	121	1/24/2013	2012
Springfield Commons:
Springfield, OH	$11,250	3,745	15,049	106	18,900	1,187	5/6/2015	1995
Sprouts:
Bixby, OK	(g)	1,320	7,117	—	8,437	817	7/26/2013	2013
Staples:
Plainfield, IN	(g)	400	2,099	—	2,499	164	2/26/2015	2014
Stoneridge Village:
Jefferson City, MO	6,500	1,830	9,351	—	11,181	1,035	6/30/2014	2012
Stop & Shop:
Brockton, MA	11,241	4,259	13,285	—	17,544	1,057	7/27/2015	2003
Stripes:
Brownsville, TX	(g)	210	2,386	—	2,596	376	8/30/2012	2007
Brownwood, TX	(g)	484	3,086	—	3,570	468	8/30/2012	2005
McAllen, TX	(g)	604	1,909	—	2,513	349	8/30/2012	2007
Midland, TX	(g)	620	5,551	—	6,171	779	8/30/2012	2002
Mission, TX	(g)	215	2,170	—	2,385	342	8/30/2012	2006
Odessa, TX	(g)	569	4,940	—	5,509	689	8/30/2012	1998
Summerfield Crossing:
Riverview, FL	7,310	6,130	6,753	—	12,883	838	7/12/2013	2013
Sunbelt Rentals:
Canton, OH	(g)	147	1,679	—	1,826	242	10/24/2013	2013
Houston, TX	(g)	535	1,664	—	2,199	160	3/31/2014	2000
Sunoco:
Cocoa, FL	(g)	625	1,062	—	1,687	126	4/12/2013	1987
Mangonia Park, FL	(g)	689	600	—	1,289	71	4/12/2013	1999
Merritt Island, FL	(g)	610	1,123	—	1,733	133	4/12/2013	1986
Palm Beach Gardens, FL	(g)	1,050	2,667	—	3,717	315	4/12/2013	2009

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2017	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c) (d)	(d) (e) (f)	Acquired	Constructed
Sunoco (continued):
Palm City, FL	(g)	$667	$1,698	$—	$2,365	$201	4/12/2013	2011
Palm Springs, FL	(g)	580	1,907	—	2,487	225	4/12/2013	2011
Sebastian, FL	(g)	490	2,128	—	2,618	251	4/12/2013	2009
Titusville, FL	(g)	626	2,534	—	3,160	299	4/12/2013	2009
West Palm Beach, FL	(g)	637	443	—	1,080	53	4/12/2013	1977
Sunoco Center:
Titusville, FL	$—	799	587	—	1,386	72	4/12/2013	1986
Sutters Creek:
Rocky Mount, NC	—	1,458	2,616	268	4,342	337	1/31/2014	2012
Target Center:
Columbia, SC	5,450	3,234	7,297	—	10,531	757	3/31/2014	2012
Terrell Mill Village:
Marietta, GA	7,500	3,079	11,185	—	14,264	1,295	1/31/2014	2012
TGI Friday’s:
Chesapeake, VA	(g)	1,217	1,388	—	2,605	131	6/27/2014	2003
Wilmington, DE	(g)	1,685	969	—	2,654	93	6/27/2014	1991
The Center at Hobbs Brook:
Sturbridge, MA	21,500	11,241	29,152	915	41,308	1,583	6/29/2016	1999
The Market at Clifty Crossing:
Columbus, IN	(g)	2,669	16,308	65	19,042	2,704	10/31/2014	1989
The Market at Polaris:
Columbus, OH	(g)	11,828	41,702	508	54,038	4,722	12/6/2013	2005
The Marquis:
Williamsburg, VA	8,556	2,615	11,406	—	14,021	1,665	9/21/2012	2007
The Plant:
San Jose, CA	123,000	67,596	108,203	382	176,181	15,373	4/15/2013	2008
The Ridge at Turtle Creek:
Hattiesburg, MS	9,900	2,749	12,434	—	15,183	962	2/27/2015	2011
Tilted Kilt:
Killeen, TX	(g)	1,378	1,508	—	2,886	135	7/29/2014	2010
Tire Kingdom:
Bluffton, SC	(g)	645	1,688	—	2,333	102	9/1/2015	2005
Summerville, SC	(g)	1,208	1,233	—	2,441	77	9/1/2015	2005
Tarpon Springs, FL	(g)	427	1,458	—	1,885	193	11/30/2012	2003
Tire Kingdom & Starbucks:
Mount Pleasant, SC	2,400	1,291	3,149	—	4,440	192	9/1/2015	2005
TJ Maxx/Dollar Tree:
Oxford, OH	(g)	641	2,673	90	3,404	419	5/20/2013	2013
Tractor Supply:
Ashland, VA	(g)	500	2,696	—	3,196	295	11/22/2013	2013
Augusta, KS	(g)	407	2,315	—	2,722	244	1/10/2014	2013
Cambridge, MN	(g)	807	1,272	—	2,079	220	5/14/2012	2012
Canon City, CO	(g)	597	2,527	—	3,124	324	11/30/2012	2012
Fortuna, CA	(g)	568	3,819	—	4,387	365	6/27/2014	2014

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2017	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c) (d)	(d) (e) (f)	Acquired	Constructed
Tractor Supply (continued):
Lumberton, NC	(g)	$611	$2,007	$—	$2,618	$266	5/24/2013	2013
Marion, IN	(g)	1,536	1,099	—	2,635	124	2/19/2014	2004
Monticello, FL	(g)	448	1,916	—	2,364	250	6/20/2013	2013
Newnan, GA	(g)	1,182	1,950	—	3,132	272	11/6/2012	2009
Petersburg, VA	(g)	514	2,439	—	2,953	273	10/7/2013	2013
South Hill, VA	(g)	630	2,179	—	2,809	268	6/24/2013	2011
Spencer, WV	$1,659	455	2,188	—	2,643	321	11/20/2012	2012
Stuttgart, AR	1,543	47	2,519	—	2,566	314	4/5/2013	2013
Weaverville, NC	(g)	867	3,138	—	4,005	367	9/13/2013	2006
Woodward, OK	(g)	446	1,973	—	2,419	233	11/19/2013	2013
Trader Joe’s:
Asheville, NC	(g)	2,770	3,766	—	6,536	435	10/22/2013	2013
Columbia, SC	(g)	2,308	2,597	—	4,905	365	3/28/2013	2012
Wilmington, NC	(g)	2,016	2,519	—	4,535	379	6/27/2013	2012
Turfway Crossing:
Florence, KY	8,480	2,261	10,323	409	12,993	1,191	5/27/2014	2002
Ulta Salon:
Albany, GA	(g)	441	1,757	—	2,198	171	5/8/2014	2013
Greeley, CO	(g)	596	2,035	—	2,631	152	3/31/2015	2014
United Oil:
Alhambra, CA	2,032	3,026	751	—	3,777	62	9/30/2014	2005
Bellflower, CA	755	1,312	576	—	1,888	48	9/30/2014	1999
Bellflower, CA	(g)	1,246	788	—	2,034	65	9/30/2014	2001
Brea, CA	(g)	2,393	658	—	3,051	54	9/30/2014	1984
Burbank, CA	2,193	3,474	594	—	4,068	49	9/30/2014	2000
Burbank, CA	1,484	1,750	574	—	2,324	47	9/30/2014	1998
Chino, CA	1,167	1,449	730	—	2,179	60	9/30/2014	1984
Compton, CA	805	992	460	—	1,452	38	9/30/2014	2002
El Cajon, CA	(g)	1,533	568	—	2,101	47	9/30/2014	2008
El Cajon, CA	(g)	1,225	368	—	1,593	30	9/30/2014	2000
El Monte, CA	(g)	766	510	—	1,276	42	9/30/2014	1994
Escondido, CA	1,107	678	470	—	1,148	39	9/30/2014	1984
Escondido, CA	(g)	3,514	1,062	—	4,576	88	9/30/2014	2002
Fountain Valley, CA	1,459	1,809	806	—	2,615	67	9/30/2014	1999
Glendale, CA	(g)	4,871	795	—	5,666	66	9/30/2014	1999
Inglewood, CA	(g)	1,809	878	—	2,687	73	9/30/2014	1997
La Habra, CA	(g)	1,971	571	—	2,542	47	9/30/2014	2000
Lawndale, CA	(g)	1,462	862	—	2,324	71	9/30/2014	2001
Long Beach, CA	1,061	974	772	—	1,746	64	9/30/2014	2003
Long Beach, CA	(g)	2,778	883	—	3,661	73	9/30/2014	1972
Long Beach, CA	1,288	1,972	643	—	2,615	53	9/30/2014	2004
Los Angeles, CA	(g)	2,334	717	—	3,051	59	9/30/2014	2002
Los Angeles, CA	(g)	3,552	1,242	—	4,794	103	9/30/2014	2002
Los Angeles, CA	(g)	2,745	669	—	3,414	55	9/30/2014	1998

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2017	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c) (d)	(d) (e) (f)	Acquired	Constructed
United Oil (continued):
Los Angeles, CA	$2,923	$3,823	$825	$—	$4,648	$68	9/30/2014	1997
Los Angeles, CA	(g)	3,930	428	—	4,358	35	9/30/2014	2005
Los Angeles, CA	1,590	1,710	905	—	2,615	75	9/30/2014	2002
Los Angeles, CA	(g)	1,927	1,484	—	3,411	123	9/30/2014	2007
Los Angeles, CA	(g)	2,182	701	—	2,883	58	9/30/2014	1964
Lynwood, CA	1,640	2,386	737	—	3,123	61	9/30/2014	2002
Menifee, CA	2,284	2,853	924	—	3,777	76	9/30/2014	1995
Monrovia, CA	1,660	2,365	686	—	3,051	57	9/30/2014	1996
Norco, CA	(g)	1,852	1,489	—	3,341	123	9/30/2014	1995
Norco, CA	1,424	1,869	891	—	2,760	74	9/30/2014	2005
North Hollywood, CA	2,998	4,663	858	—	5,521	71	9/30/2014	1999
Oceanside, CA	2,264	2,163	1,248	—	3,411	103	9/30/2014	2011
Paramount, CA	664	1,301	1,024	—	2,325	85	9/30/2014	1996
Pomona, CA	1,273	1,740	730	—	2,470	60	9/30/2014	1997
Poway, CA	(g)	3,072	705	—	3,777	58	9/30/2014	1960
San Diego, CA	(g)	2,977	1,448	—	4,425	120	9/30/2014	1984
San Diego, CA	(g)	1,877	883	—	2,760	73	9/30/2014	2006
San Diego, CA	3,038	1,215	841	—	2,056	69	9/30/2014	2010
San Diego, CA	(g)	1,824	382	—	2,206	32	9/30/2014	2006
San Pedro, CA	1,655	2,086	675	—	2,761	56	9/30/2014	2000
Santa Clarita, CA	(g)	4,787	733	—	5,520	60	9/30/2014	2001
Sun City, CA	(g)	1,136	1,421	—	2,557	117	9/30/2014	1984
Valley Center, CA	2,284	2,680	1,606	—	4,286	132	9/30/2014	2009
Van Nuys, CA	2,284	2,439	902	—	3,341	75	9/30/2014	2005
Van Nuys, CA	1,152	1,786	684	—	2,470	56	9/30/2014	1999
Van Nuys, CA	2,681	3,980	741	—	4,721	61	9/30/2014	2002
Vista, CA	(g)	2,063	334	—	2,397	28	9/30/2014	1986
Vista, CA	(g)	2,028	418	—	2,446	35	9/30/2014	2010
Whittier, CA	(g)	1,629	985	—	2,614	82	9/30/2014	1997
Wilmington, CA	1,680	1,615	1,145	—	2,760	95	9/30/2014	2002
Woodland Hills, CA	3,159	4,946	647	—	5,593	53	9/30/2014	2003
University Marketplace:
Marion, IN	4,050	850	6,722	121	7,693	1,107	3/22/2013	2012
Vacant:
Georgetown, KY	—	1,048	1,452	(1,575)	925	—	6/11/2014	2004
Overland Park, KS	—	806	3,600	(3,256)	1,150	—	3/28/2014	2001
Pensacola, FL	(g)	2,152	3,831	—	5,983	386	4/29/2014	2014
St. Louis, MO	—	1,254	3,354	(3,409)	1,199	—	3/28/2014	1988
Waukesha, WI	(g)	3,408	12,918	—	16,326	1,075	9/29/2014	2007
Ventura Place:
Albuquerque, NM	(g)	5,203	7,998	72	13,273	714	4/29/2015	2008
Village at Hereford Farms:
Grovetown, GA	4,250	1,222	5,912	—	7,134	532	9/26/2014	2009
Waite Park Center:
Waite Park, MN	10,441	2,576	15,484	—	18,060	451	12/29/2016	1992

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2017	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c) (d)	(d) (e) (f)	Acquired	Constructed
Wal-Mart:
Anderson, SC	(g)	$2,424	$9,719	$—	$12,143	$519	11/5/2015	2015
Florence, SC	(g)	2,013	9,225	—	11,238	490	11/5/2015	2015
Perry, GA	$7,095	2,270	11,053	—	13,323	1,424	6/4/2013	1999
Summerville, SC	4,300	2,410	2,098	—	4,508	134	9/18/2015	2015
Tallahassee, FL	8,157	14,823	—	—	14,823	—	12/11/2012	2008
York, SC	(g)	1,913	11,410	—	13,323	1,460	6/4/2013	1998
Walgreens:
Andover, KS	(g)	630	3,057	—	3,687	379	10/18/2013	2001
Arkadelphia, AR	4,225	787	4,626	—	5,413	366	11/26/2014	2007
Austintown, OH	(g)	637	4,173	—	4,810	462	8/19/2013	2002
Bartlett, TN	4,150	1,086	4,321	—	5,407	358	11/26/2014	1997
Bartlett, TN	4,150	799	4,608	—	5,407	381	11/26/2014	2002
Birmingham, AL	(g)	985	4,938	—	5,923	592	4/9/2013	2012
Birmingham, AL	4,300	738	4,844	—	5,582	400	11/26/2014	2000
Blair, NE	2,466	335	3,544	—	3,879	513	4/18/2012	2008
Chicopee, MA	3,894	2,094	4,945	—	7,039	399	10/23/2014	2008
Colerain Township, OH	4,200	1,991	3,470	—	5,461	280	11/26/2014	1998
Connelly Springs, NC	(g)	1,349	3,628	—	4,977	411	8/27/2013	2012
Cullman, AL	3,542	1,292	3,779	—	5,071	475	2/22/2013	2012
Danville, VA	(g)	989	4,547	—	5,536	614	12/24/2012	2012
Dearborn Heights, MI	(g)	2,236	3,411	—	5,647	393	7/9/2013	2008
Decatur, AL	3,625	631	4,161	—	4,792	344	11/26/2014	2004
Dyersburg, TN	(g)	555	4,088	—	4,643	374	6/30/2014	2011
East Chicago, IN	(g)	331	5,242	—	5,573	444	8/8/2014	2005
Enterprise, AL	3,575	839	3,844	—	4,683	320	11/26/2014	2004
Evansville, IN	4,040	812	4,439	—	5,251	369	11/26/2014	2001
Florence, KY	4,125	1,086	4,206	—	5,292	338	11/26/2014	2005
Forrest City, AR	4,825	643	5,287	—	5,930	437	11/26/2014	2007
Fort Madison, IA	(g)	514	3,723	—	4,237	412	9/20/2013	2008
Franklin, TN	4,200	1,457	4,075	—	5,532	339	11/26/2014	2000
Fraser, MI	(g)	518	4,525	—	5,043	427	5/19/2014	2004
Hickory, NC	(g)	1,100	4,241	—	5,341	537	2/28/2013	2009
Hobart, IN	3,875	594	4,526	—	5,120	373	11/26/2014	1998
Huntsville, AL	3,273	1,931	2,457	—	4,388	326	3/15/2013	2001
Kannapolis, NC	3,966	1,480	5,031	—	6,511	588	6/12/2013	2012
Knoxville, TN	3,725	1,139	3,750	—	4,889	311	11/26/2014	1997
Las Vegas, NV	(g)	2,325	3,262	70	5,657	367	9/26/2013	1999
Lawton, OK	(g)	860	2,539	—	3,399	294	7/3/2013	1998
Little Rock, AR	(g)	548	4,676	—	5,224	415	6/30/2014	2011
Little Rock, AR	4,100	1,115	4,248	—	5,363	352	11/26/2014	2001
Lubbock, TX	(g)	565	3,257	—	3,822	433	10/11/2012	2000
Lubbock, TX	(g)	531	2,951	—	3,482	389	10/11/2012	1998
Malvern, AR	4,165	1,007	4,325	—	5,332	342	11/26/2014	2006
Memphis, TN	3,775	776	4,166	—	4,942	345	11/26/2014	1999

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2017	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c) (d)	(d) (e) (f)	Acquired	Constructed
Walgreens (continued):
Metropolis, IL	(g)	$284	$4,991	$—	$5,275	$423	8/8/2014	2009
Michigan City, IN	$3,200	567	3,615	—	4,182	304	11/26/2014	1999
Mobile, AL	(g)	1,603	3,161	—	4,764	342	11/7/2013	2013
Mount Washington, KY	4,125	545	4,825	—	5,370	398	11/26/2014	2005
Oakland, TN	3,750	689	4,226	—	4,915	348	11/26/2014	2005
Oklahoma City, OK	3,950	1,356	3,869	—	5,225	328	11/26/2014	1996
Olathe, KS	4,230	1,266	4,047	—	5,313	334	11/26/2014	1997
Phoenix, AZ	(g)	2,216	1,830	—	4,046	236	3/22/2013	2001
Pine Bluff, AR	(g)	248	5,229	—	5,477	578	9/17/2013	2012
Ralston, NE	4,265	967	4,620	—	5,587	381	11/26/2014	1999
River Falls, WI	5,200	634	5,137	—	5,771	420	11/26/2014	2007
Sacramento, CA	(g)	324	2,669	—	2,993	248	6/30/2014	2008
Sioux Falls, SD	3,625	1,138	3,784	—	4,922	315	11/26/2014	2007
Springdale, AR	(g)	1,172	4,509	—	5,681	484	10/7/2013	2012
Springfield, IL	(g)	830	3,619	—	4,449	524	5/14/2012	2007
St. Charles, MO	4,600	1,644	4,364	—	6,008	362	11/26/2014	1994
St. Louis, MO	4,600	1,432	4,556	—	5,988	378	11/26/2014	1999
St. Louis, MO	4,790	1,414	4,622	—	6,036	382	11/26/2014	1999
Suffolk, VA	(g)	1,261	3,461	—	4,722	526	5/14/2012	2007
Sun City, AZ	(g)	837	2,484	—	3,321	242	5/6/2014	2000
Tarboro, NC	(g)	755	3,634	—	4,389	314	8/22/2014	2014
Toledo, OH	4,325	1,993	3,445	—	5,438	290	11/26/2014	2001
Troy, OH	(g)	547	4,076	—	4,623	354	7/28/2014	2002
Tulsa, OK	3,350	1,078	3,453	—	4,531	288	11/26/2014	1993
Walgreens/KeyBank:
Newburgh, NY	5,000	3,280	5,441	—	8,721	584	9/16/2013	2010
Wallace Commons:
Salisbury, NC	7,590	3,265	8,058	—	11,323	1,070	12/21/2012	2009
Wallace Commons II:
Salisbury, NC	6,012	2,231	8,479	—	10,710	924	2/28/2014	2013
Warrenton Highlands:
Warrenton, OR	(g)	2,139	5,774	138	8,051	885	5/29/2013	2011
Waterford South Park:
Clarksville, IN	7,200	2,946	8,564	45	11,555	1,300	4/12/2013	2006
Wawa:
Cape May, NJ	(g)	1,576	5,790	—	7,366	805	8/29/2012	2005
Galloway, NJ	(g)	1,724	6,105	—	7,829	847	8/29/2012	2005
Wendy's:
Grafton, VA	(g)	539	894	—	1,433	83	6/27/2014	1985
Westminster, CO	(g)	596	1,108	—	1,704	102	6/27/2014	1986
West Marine:
Panama City, FL	(g)	676	2,219	—	2,895	189	4/24/2015	2014
Pensacola, FL	(g)	1,107	3,398	—	4,505	291	2/27/2015	2015
Western Refining, Inc:
Benson, AZ	566	186	510	—	696	37	1/16/2015	1990
Bisbee, AZ	399	89	137	—	226	22	1/16/2015	1970

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2017	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c) (d)	(d) (e) (f)	Acquired	Constructed
Western Refining, Inc (continued):
Coolidge, AZ	$472	$578	$283	$—	$861	$38	1/16/2015	1997
Douglas, AZ	913	136	1,080	—	1,216	80	1/16/2015	1985
Douglas, AZ	718	89	385	—	474	40	1/16/2015	1997
Florence, AZ	446	363	338	—	701	32	1/16/2015	1999
Globe, AZ	1,264	572	311	—	883	44	1/16/2015	1994
Hereford, AZ	1,531	303	879	—	1,182	69	1/16/2015	2013
Marana, AZ	1,458	389	493	—	882	41	1/16/2015	2008
Pearce, AZ	750	116	380	—	496	36	1/16/2015	1985
Pima, AZ	1,196	372	362	—	734	39	1/16/2015	1994
Safford, AZ	1,054	77	281	—	358	20	1/16/2015	1989
Safford, AZ	1,169	204	299	—	503	28	1/16/2015	1996
Safford, AZ	1,280	107	408	—	515	30	1/16/2015	1989
Sierra Vista, AZ	488	87	723	—	810	60	1/16/2015	1977
Thatcher, AZ	1,180	140	561	—	701	47	1/16/2015	2004
Tucson, AZ	524	569	453	—	1,022	40	1/16/2015	1997
Tucson, AZ	603	473	388	—	861	45	1/16/2015	1995
Tucson, AZ	582	263	170	—	433	19	1/16/2015	1986
Tucson, AZ	666	770	332	—	1,102	31	1/16/2015	2002
Tucson, AZ	571	333	167	—	500	12	1/16/2015	1982
Tucson, AZ	1,190	397	542	—	939	46	1/16/2015	1986
Tucson, AZ	523	525	606	—	1,131	52	1/16/2015	2002
Winkelman, AZ	953	287	403	—	690	37	1/16/2015	1999
Westover Market:
San Antonio, TX	6,200	2,705	7,959	—	10,664	1,073	7/10/2013	2013
Whole Foods Center:
Fort Collins, CO	12,500	2,664	17,166	—	19,830	1,607	9/30/2014	2004
Winn-Dixie:
Baton Rouge, LA	(g)	1,782	3,776	—	5,558	345	6/27/2014	2000
Walker, LA	—	900	3,909	—	4,809	355	6/27/2014	1999
Woods Supermarket:
Sunrise Beach, MO	(g)	1,044	5,005	—	6,049	553	9/13/2013	2013
	$1,237,877	$1,195,250	$3,279,455	$89,887	$4,564,592	$334,476

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

____________________________________
(a) As of December 31, 2017, the Company owned 831 retail properties, 74 anchored shopping centers and four industrial and distribution properties.
(b) The aggregate cost for federal income tax purposes was $5.2 billion.
(c) The following is a reconciliation of total real estate carrying value for the years ended December 31 (in thousands):

	2017	2016	2015
Balance, beginning of period	$4,370,629	$4,185,605	$3,590,939
Additions
Acquisitions	261,660	198,176	532,454
Joint Venture Purchased	—	16,361	—
Improvements	13,708	3,827	64,458
Adjustment to basis	—	962	—
Total additions	$275,368	$219,326	$596,912
Less: Deductions
Cost of real estate sold	78,700	27,144	1,086
Adjustment to basis	—	51	—
Other (including provisions for impairment of real estate assets)	2,705	7,107	1,160
Total deductions	81,405	34,302	2,246
Balance, end of period	$4,564,592	$4,370,629	$4,185,605
(d) Gross intangible lease assets of $589.9 million and the associated accumulated amortization of $192.5 million are not reflected in the table above.
(e) The following is a reconciliation of accumulated depreciation for the years ended December 31 (in thousands):

	2017	2016	2015
Balance, beginning of period	$245,425	$158,805	$78,186
Additions
Acquisitions - Depreciation expense for building, acquisitions costs and tenant improvements acquired	93,170	88,202	80,373
Improvements - Depreciation expense for tenant improvements and building equipment	1,679	586	303
Total additions	$94,849	$88,788	$80,676
Deductions
Cost of real estate sold	5,552	1,514	—
Other (including provisions for impairment of real estate assets)	246	654	57
Total deductions	5,798	2,168	57
Balance, end of period	$334,476	$245,425	$158,805
(f) The Company’s assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, buildings are depreciated over 40 years, site improvements are amortized over 15 years and tenant improvements are amortized over the remaining life of the lease or the useful life, whichever is shorter.
(g) Property is included in the Credit Facility’s borrowing base. As of December 31, 2017, the Company had $1.25 billion outstanding under the Credit Facility.