Form 10-Q
period 2018-03-31
COLE CREDIT PROPERTY TRUST IV, INC.
filed 2018-05-15
CIK 1498547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 000-54939

COLE CREDIT PROPERTY TRUST IV, INC.
(Exact name of registrant as specified in its charter)

Maryland	27-3148022
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2325 East Camelback Road, 10th Floor Phoenix, Arizona 85016	(602) 778-8700
(Address of principal executive offices; zip code)	(Registrant’s telephone number, including area code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 7, 2018, there were approximately 310.7 million shares of common stock, par value $0.01 per share, of Cole Credit Property Trust IV, Inc. outstanding.

COLE CREDIT PROPERTY TRUST IV, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands, except share and per share amounts) (Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Real estate assets:
Land	$1,190,572	$1,193,029
Buildings, fixtures and improvements	3,361,447	3,371,563
Intangible lease assets	588,435	589,930
Total real estate assets, at cost	5,140,454	5,154,522
Less: accumulated depreciation and amortization	(562,052)	(526,976)
Total real estate assets, net	4,578,402	4,627,546
Cash and cash equivalents	3,418	4,745
Restricted cash	9,786	9,098
Rents and tenant receivables, net	73,121	71,859
Due from affiliates	—	56
Derivative assets, prepaid expenses, revenue bonds and other assets	22,867	12,351
Deferred costs, net	2,797	3,034
Assets held for sale	11,348	—
Total assets	$4,701,739	$4,728,689
LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and credit facility, net	$2,463,740	$2,471,763
Accounts payable and accrued expenses	29,125	24,635
Due to affiliates	1,500	1,984
Intangible lease liabilities, net	42,783	45,572
Distributions payable	16,528	16,531
Deferred rental income and other liabilities	11,683	11,539
Total liabilities	2,565,359	2,572,024
Commitments and contingencies
Redeemable common stock and noncontrolling interest	185,732	186,453
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 490,000,000 shares authorized, 311,514,250 and 311,582,319 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	3,115	3,116
Capital in excess of par value	2,607,301	2,607,300
Accumulated distributions in excess of earnings	(676,275)	(646,834)
Accumulated other comprehensive income	16,507	6,630
Total stockholders’ equity	1,950,648	1,970,212
Total liabilities, redeemable common stock, noncontrolling interest and stockholders’ equity	$4,701,739	$4,728,689
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Rental income	$93,939	$91,207
Tenant reimbursement income	15,564	13,573
Total revenues	109,503	104,780
Operating expenses:
General and administrative	3,316	3,407
Property operating	8,558	6,685
Real estate tax	9,554	9,352
Advisory fees and expenses	10,588	10,811
Acquisition-related	35	1,247
Depreciation and amortization	34,991	34,495
Total operating expenses	67,042	65,997
Operating income	42,461	38,783
Other income (expense):
Interest expense and other, net	(23,652)	(22,532)
Income before real estate dispositions	18,809	16,251
Gain on disposition of real estate, net	264	—
Net income	19,073	16,251
Net income allocated to noncontrolling interest	34	34
Net income attributable to the Company	$19,039	$16,217
Weighted average number of common shares outstanding:
Basic and diluted	311,585,780	311,777,110
Net income per common share:
Basic and diluted	$0.06	$0.05
Distributions declared per common share	$0.15	$0.15
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (in thousands) (Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$19,073	$16,251
Other comprehensive income
Unrealized gain on interest rate swaps	9,931	1,524
Amount of (gain) loss reclassified from other comprehensive income into income as interest expense and other, net	(541)	1,459
Total other comprehensive income	9,390	2,983

Comprehensive income	28,463	19,234
Comprehensive income allocated to noncontrolling interest	34	34
Comprehensive income attributable to the Company	$28,429	$19,200
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
 (in thousands, except share amounts) (Unaudited)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2018	311,582,319	$3,116	$2,607,300	$(646,834)	$6,630	$1,970,212
Cumulative effect of accounting changes	—	—	—	(487)	487	—
Issuance of common stock	2,343,076	23	23,595	—	—	23,618
Distributions declared	—	—	—	(47,993)	—	(47,993)
Redemptions of common stock	(2,411,145)	(24)	(24,280)	—	—	(24,304)
Changes in redeemable common stock	—	—	686	—	—	686
Comprehensive income	—	—	—	19,039	9,390	28,429
Balance, March 31, 2018	311,514,250	$3,115	$2,607,301	$(676,275)	$16,507	$1,950,648
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands) (Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$19,073	$16,251
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	34,597	34,028
Amortization of deferred financing costs	1,355	1,218
Amortization of fair value adjustment of mortgage notes payable assumed	(21)	(21)
Straight-line rental income	(2,246)	(2,415)
Bad debt expense	431	10
Fair value adjustment to contingent consideration	—	(251)
Ineffectiveness of interest rate swaps	—	208
Write-off of deferred financing costs	—	866
Gain on disposition of real estate assets, net	(264)	—
Changes in assets and liabilities:
Rents and tenant receivables	538	191
Prepaid expenses and other assets	(1,306)	(1,166)
Accounts payable and accrued expenses	4,181	327
Deferred rental income and other liabilities	311	3,280
Due from affiliates	56	(8)
Due to affiliates	(484)	(2,843)
Net cash provided by operating activities	56,221	49,675
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(960)	(57,681)
Proceeds from disposition of real estate assets	1,958	—
Payment of property escrow deposits	—	(2,280)
Refund of property escrow deposits	—	1,030
Proceeds from the settlement of insurance claims	13	41
Net cash provided by (used in) investing activities	1,011	(58,890)
Cash flows from financing activities:
Redemptions of common stock	(24,304)	(27,387)
Distributions to stockholders	(24,378)	(22,082)
Proceeds from notes payable and credit facility	41,000	1,209,000
Repayments of notes payable and credit facility	(50,120)	(1,133,780)
Payment of loan deposits	—	(1,064)
Deferred financing costs paid	—	(12,402)
Distributions to noncontrolling interest	(69)	(71)
Net cash (used in) provided by financing activities	(57,871)	12,214
Net (decrease) increase in cash and cash equivalents and restricted cash	(639)	2,999
Cash and cash equivalents and restricted cash, beginning of period	13,843	17,794
Cash and cash equivalents and restricted cash, end of period	$13,204	$20,793
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$3,418	$11,441
Restricted cash	9,786	9,352
Total cash and cash equivalents and restricted cash	$13,204	$20,793
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited)
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

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

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
As of March 31, 2018, the Company had issued approximately 341.6 million shares of its common stock in the Offerings, including 43.3 million shares issued in the DRIP Offerings, for gross offering proceeds of $3.4 billion before organization and offering costs, selling commissions and dealer manager fees of $306.0 million. As of March 31, 2018, the Company owned 908 properties, which includes nine properties owned through a consolidated joint venture arrangement (the “Consolidated Joint Venture”), comprising 26.9 million rentable square feet of commercial space located in 45 states. As of March 31, 2018, the rentable square feet at these properties was 97.0% leased, including month-to-month agreements, if any.
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

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results.
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2017, and related notes thereto, set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The condensed consolidated financial statements should also be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.
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
A VIE must be consolidated by its primary beneficiary, which is generally defined as the party who has a controlling financial interest in the VIE. The Company qualitatively assesses whether it is (or is not) the primary beneficiary of a VIE. Consideration of various factors include, but are not limited to, the Company’s ability to direct the activities that most significantly impact the entity’s economic performance and its obligation to absorb losses from or right to receive benefits of the VIE that could potentially be significant to the VIE. The Company consolidates any VIEs when the Company is determined to be the primary beneficiary of the VIE, and the difference between consolidating the VIE and accounting for it using the equity method could be material to the Company’s condensed consolidated financial statements. The Company continually evaluates the need to consolidate any VIEs based on standards set forth in GAAP as described above.
As of March 31, 2018 and December 31, 2017, the Company determined that it had a controlling interest in the Consolidated Joint Venture and therefore met the GAAP requirements for consolidation.
Reclassifications
In connection with the adoption of Accounting Standards Update (“ASU”) Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”) and ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), certain reclassifications have been made to prior period balances to conform to current presentation in the condensed consolidated statements of cash flows. Under ASU 2016-15, the Company reclassified $41,000 of proceeds from the settlement of insurance claims from cash flows from operating activities to cash flows from investing activities for the three months ended March 31, 2017. Under ASU 2016-18, transfers to or from restricted cash which have previously been shown in the Company’s investing activities section of the condensed consolidated statements of cash flows are now required to be shown as part of the total change in cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows. This change resulted in a decrease in cash flows from investing activities of $1.3 million during the three months ended March 31, 2017.
The Company adopted ASU 2017-12, as defined in “Recent Accounting Pronouncements,” during the first quarter of fiscal year 2018. Accordingly, for the three months ended March 31, 2018, the Company recorded a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of accumulated distributions in excess of earnings of $487,000.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the three months ended March 31, 2018 or 2017.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. During the three months ended March 31, 2018, the Company identified 10 properties as held for sale, which were sold subsequent to March 31, 2018, as discussed in Note 14 — Subsequent Events. There were no assets identified as held for sale as of December 31, 2017.
Allocation of Purchase Price of Real Estate Assets
Upon the acquisition of real properties, the Company allocates the purchase price to acquired tangible assets, consisting of land, buildings and improvements, and to identified intangible assets and liabilities, consisting of the value of above- and below-market leases and the value of in-place leases and other intangibles, based in each case on their respective fair values. The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and buildings). The information in the appraisal, along with any additional information available to the Company’s management, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.
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

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

In April 2017, the Company elected to early adopt ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Beginning in April 2017, all real estate acquisitions qualified as asset acquisitions, and as such, acquisition-related fees and certain acquisition-related expenses related to these asset acquisitions were capitalized and allocated to tangible and intangible assets and liabilities as described above. Prior to the adoption of ASU 2017-01 in April 2017, all of the Company’s real estate acquisitions were accounted for as business combinations, and as such, acquisition-related expenses related to these business combination acquisitions were expensed as incurred. Prior to April 2017, acquisition-related expenses in the Company’s condensed consolidated statements of operations primarily consisted of legal, deed transfer and other costs related to real estate purchase transactions, including costs incurred for deals that were not consummated. The Company expects its future acquisitions to qualify as asset acquisitions, and as such, the Company will allocate the purchase price to acquired tangible assets and identified intangible assets and liabilities on a relative fair value basis.
Investment in Held-to-Maturity Securities
The Company has investments classified as held-to-maturity securities, which consist of revenue bonds acquired in connection with the purchase of an anchored shopping center. The bonds have a 9.0% interest rate and mature on November 1, 2044. As of March 31, 2018, the Company classified these investments as held-to-maturity as the Company has the intent and ability to hold the securities to maturity. These investments are initially recognized in derivative assets, prepaid expenses, revenue bonds and other assets on the condensed consolidated balance sheets and are subsequently measured using amortized cost.
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
Redeemable Noncontrolling Interest in Consolidated Joint Venture
On June 27, 2014, the Company completed the formation of the Consolidated Joint Venture. Pursuant to the joint venture agreement, the joint venture partner has a right to exercise an option (the “Option”), which became effective on June 27, 2016, whereby the Company will be required to purchase the ownership interest of the joint venture partner at fair market value. As of March 31, 2018, the Option has not been exercised. The Company determined it had a controlling interest in the Consolidated Joint Venture and, therefore, met the GAAP requirements for consolidation. The Company recorded net income of $34,000 and paid distributions of $69,000 related to the noncontrolling interest during the three months ended March 31, 2018. The Company recorded the noncontrolling interest of $2.4 million as of both March 31, 2018 and December 31, 2017, as temporary equity in the mezzanine section of the condensed consolidated balance sheets, due to the ability to exercise the Option being outside the control of the Company.
Restricted Cash
The Company had $9.8 million and $9.1 million in restricted cash as of March 31, 2018 and December 31, 2017, respectively. Included in restricted cash was $3.9 million and $3.7 million held by lenders in lockbox accounts, as of March 31, 2018 and December 31, 2017, respectively. As part of certain debt agreements, rents from certain encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess is disbursed to the Company. Also included in restricted cash was $5.9 million and $5.4 million held by lenders in escrow accounts for real estate taxes and other lender reserves for certain properties, in accordance with the associated lender’s loan agreement, as of March 31, 2018 and December 31, 2017, respectively.
Revenue Recognition
Certain properties have leases where minimum rental payments increase during the term of the lease. The Company records rental income for the full term of each lease on a straight-line basis when earned and collectability is reasonably assured. When the Company acquires a property, the terms of existing leases are considered to commence as of the acquisition date for the purpose of this calculation. The Company defers the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Expected reimbursements from tenants for

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

recoverable real estate taxes and operating expenses are included in tenant reimbursement income in the period when such costs are incurred. Effective January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Revenue Recognition, Accounting Standards Codification (“ASC”) Topic 605 and requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company records revenue for real estate taxes and insurance reimbursed by its tenants on the leased properties with an offsetting expense in real estate taxes and property operating expenses, respectively, within the condensed consolidated statements of operations as the Company has concluded it is the primary obligor. The Company has identified its revenue streams as rental income from leasing arrangements and tenant reimbursement income, which are outside of the scope of Topic 606. The Company adopted ASU 2014-09 using the modified retrospective approach and determined it does not have a material impact on the Company’s condensed consolidated financial statements.
The Company continually reviews receivables related to rent, including any straight-line rent, and current and future operating expense reimbursements from tenants and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is uncertain, the Company will record an increase in the allowance for uncollectible accounts. As of March 31, 2018 and December 31, 2017, the Company had an allowance for uncollectible accounts of $1.8 million and $1.5 million, respectively.
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
In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The amendments in this update require that most lease obligations be recognized as a right of use asset with a corresponding liability on the balance sheet. The guidance also requires additional qualitative and quantitative disclosures to assess the amount, timing and uncertainty of cash flows arising from leases. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The guidance should be implemented for the earliest period presented using a modified retrospective approach, which includes optional practical expedients primarily focused on leases that commence before the effective date. In March 2018, the FASB voted to draft a final ASU related to the proposed amendment to Topic 842 to allow lessors the option to combine lease and non-lease components when certain criteria are met. The Company is currently evaluating the impact this update will have on its condensed consolidated financial statements, but does not expect the adoption of the new guidance to have a material impact on the accounting treatment of the Company’s net leases, which are the primary source of the Company’s revenues.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments (Subtopic 825-10) (“ASU 2016-01”). The amendments in this update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the condensed consolidated balance sheets or the accompanying notes to the condensed consolidated financial statements. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted ASU 2016-01 during the first quarter of fiscal year 2018 and determined there was no impact on the Company’s condensed consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”). ASU 2016-13 is intended to improve financial reporting requiring more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology under current GAAP. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently evaluating the impact this amendment will have on its condensed consolidated financial statements.
In February 2017, the FASB issued ASU No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”), which clarifies the following: (1) nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty; (2) an entity should allocate consideration to each distinct asset by applying the guidance in Topic 606 on allocating the transaction price to performance obligations; and (3) entities are required to derecognize a distinct nonfinancial asset or distinct in substance nonfinancial asset in a partial sale transaction when it (a) does not have (or ceases to have) a controlling financial interest in the legal entity that holds the asset in accordance with Subtopic 810 and (b) transfers control of the asset in accordance with Topic 606. The adoption of this standard may result in higher gains on the sale of partial real estate interests, including contributions of nonfinancial assets to a joint venture or other noncontrolling investee, due to recognizing the full gain when the derecognition criteria are met and recording the retained noncontrolling interest at its fair value. ASU 2017-05 is effective for annual periods, and interim periods therein, beginning after December 15, 2017. Early adoption is permitted. The standard is applied prospectively to sales of nonfinancial assets on or after the adoption date. The Company adopted ASU 2017-05 effective January 1, 2018 and determined it does not have an impact on the Company’s condensed consolidated financial statements. The Company applied the standard prospectively.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). The targeted amendments in this ASU help simplify certain aspects of hedge accounting and result in a more accurate portrayal of the economics of an entity’s risk management activities in its financial statements. ASU 2017-12 applies to the Company’s interest rate swaps designated as cash flow hedges. Upon adoption of ASU 2017-12, all changes in the fair value of highly effective cash flow hedges will be recorded in accumulated other comprehensive income rather than recognized directly in earnings. Under current U.S. GAAP, the ineffective portion of the change in fair value of cash flow hedges is recognized directly in earnings. This eliminates the requirement to separately measure and disclose ineffectiveness for qualifying cash flow hedges. ASU 2017-12 is effective for public entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. ASU 2017-12 is required to be adopted using a modified retrospective approach with early adoption permitted. The Company adopted ASU 2017-12 during the first quarter of fiscal year 2018. Accordingly, during the three months ended March 31, 2018, the Company recorded a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of accumulated distributions in excess of earnings of $487,000.
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

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Notes payable and credit facility — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of March 31, 2018, the estimated fair value and the carrying value of the Company’s debt were each $2.48 billion. The estimated fair value of the Company’s debt as of December 31, 2017 was $2.48 billion, compared to the carrying value of $2.49 billion.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2018 and December 31, 2017, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Revenue bonds — The fair value estimates of the Company’s revenue bonds are based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques including discounted cash flow analysis. This analysis reflects the contractual terms of the bonds, including the period to maturity, and uses unobservable market-based inputs, including discount rates ranging from 7.75% to 9.0%. As a result, the Company has determined that its revenue bonds are classified in Level 3 of the fair value hierarchy. As of March 31, 2018, the estimated fair value of the Company’s revenue bonds was $2.1 million.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of March 31, 2018 and December 31, 2017, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 (in thousands):

	Balance as of March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Interest rate swaps	$16,547	$—	$16,547	$—
Total financial assets	$16,547	$—	$16,547	$—
Financial liabilities:
Interest rate swaps	$(39)	$—	$(39)	$—
Total financial liabilities	$(39)	$—	$(39)	$—

	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Interest rate swaps	$7,324	$—	$7,324	$—
Total financial assets	$7,324	$—	$7,324	$—
Financial liabilities:
Interest rate swaps	$(206)	$—	$(206)	$—
Total financial liabilities	$(206)	$—	$(206)	$—
The following are reconciliations of the changes in financial assets and liabilities with Level 3 inputs in the fair value hierarchy for the three months ended March 31, 2018 and 2017 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning Balance, December 31, 2017	$2,067
Revenue bond payments received	(5)
Ending Balance, March 31, 2018	$2,062

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning Balance, December 31, 2016	$(337)
Contingent consideration purchases and fair value adjustments:
Purchases	—
Fair value adjustments	251
Ending Balance, March 31, 2017	$(86)
NOTE 4 — REAL ESTATE ASSETS
2018 Property Acquisitions
During the three months ended March 31, 2018, the Company did not acquire any properties.
2018 Property Dispositions and Real Estate Assets Held for Sale
During the three months ended March 31, 2018, the Company disposed of one retail property for an aggregate gross sales price of $2.0 million, resulting in proceeds of $2.0 million after closing costs and a gain of $264,000. No disposition fees were paid to CR IV Advisors or its affiliates in connection with the sale of the property and the Company has no continuing

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

involvement with this property. The gain on sale of real estate is included in gain on disposition of real estate, net in the condensed consolidated statements of operations.
As of March 31, 2018, there were 10 properties classified as held for sale with a carrying value of $11.3 million, included in assets held for sale in the accompanying condensed consolidated balance sheets. Subsequent to March 31, 2018, such properties were sold, as discussed in Note 14 — Subsequent Events.
2017 Property Acquisitions
During the three months ended March 31, 2017, the Company acquired four commercial properties for an aggregate purchase price of $55.4 million (the “2017 Acquisitions”). The 2017 Acquisitions were accounted for as business combinations as they were acquired prior to the Company’s adoption of ASU 2017-01 in April 2017. The Company funded the 2017 Acquisitions with net cash provided by operations and available borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation for acquisitions purchased during the three months ended March 31, 2017 (in thousands):

2017 Acquisitions
Land	$9,873
Buildings, fixtures and improvements	41,186
Acquired in-place leases and other intangibles (1)	5,974
Acquired above-market leases (2)	998
Intangible lease liabilities (3)	(2,635)
Total purchase price	$55,396
____________________________________

(1)	The weighted average amortization period for acquired in-place leases and other intangibles was 7.8 years for the 2017 Acquisitions.

(2)	The weighted average amortization period for acquired above-market leases was 6.2 years for the 2017 Acquisitions.

(3)	The weighted average amortization period for acquired intangible lease liabilities was 4.6 years for the 2017 Acquisitions.
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

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

Consolidated Joint Venture
As of March 31, 2018, the Company had an interest in a Consolidated Joint Venture that owns and manages nine properties, with total assets of $51.9 million, which included $9.3 million of land, $42.0 million of buildings and improvements, and $5.6 million of intangible lease assets, net of accumulated depreciation and amortization of $5.6 million, and total liabilities of $539,000. The Consolidated Joint Venture does not have any debt outstanding as of March 31, 2018. The Company has the ability to control operating and financial policies of the Consolidated Joint Venture. There are restrictions on the use of these assets as the Company would generally be required to obtain the partner’s (the “Consolidated Joint Venture Partner”) approval in accordance with the joint venture agreement for any major transactions. The Company and the Consolidated Joint Venture Partner are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.
NOTE 5 — INTANGIBLE LEASE ASSETS
Intangible lease assets consisted of the following as of March 31, 2018 and December 31, 2017 (in thousands, except weighted average life remaining):

	March 31, 2018	December 31, 2017
In-place leases and other intangibles, net of accumulated amortization of $177,264 and $166,874, respectively (with a weighted average life remaining of 10.3 years and 10.5 years, respectively)
	$343,809	$355,683
Acquired above-market leases, net of accumulated amortization of $27,343 and $25,626, respectively
(with a weighted average life remaining of 8.6 years and 8.7 years, respectively)	40,019	41,747
	$383,828	$397,430
Amortization of the above-market leases is recorded as a reduction to rental revenue, and amortization expense for the in-place leases and other intangibles is included in depreciation and amortization in the accompanying condensed consolidated statements of operations. The following table summarizes the amortization expense related to the intangible lease assets for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
In-place lease and other intangible amortization	$10,995	$11,414
Above-market lease amortization	$1,730	$1,797
As of March 31, 2018, the estimated amortization expense relating to the intangible lease assets for each of the five succeeding fiscal years is as follows (in thousands):

	Amortization Expense
	In-Place Leases and Other Intangibles	Above-Market Leases
Remainder of 2018	$31,793	$4,738
2019	$38,581	$5,235
2020	$36,247	$4,659
2021	$32,817	$4,036
2022	$30,670	$3,705
NOTE 6 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. As of March 31, 2018, the Company had 12 executed interest rate swap agreements. The following table summarizes the terms of the Company’s 11 interest rate swap agreements designated as hedging instruments effective as of March 31, 2018 and December 31, 2017 (dollar amounts in thousands):

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

		Outstanding Notional				Fair Value of Assets and (Liabilities)
	Balance Sheet	Amount as of	Interest	Effective	Maturity	March 31,	December 31,
	Location	March 31, 2018	Rates (1)	Dates	Dates	2018	2017
Interest Rate Swaps	Derivative assets, prepaid expenses, revenue bonds and other assets	$1,013,803	2.55% to 4.14%	6/24/2013 to 9/1/2016	6/24/2018 to 7/1/2021	$6,396	$4,717
Interest Rate Swap	Deferred rental income and other liabilities	$15,000	4.75%	8/23/2013	8/24/2020	$(39)	$(206)
____________________________________

(1)	The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of March 31, 2018.
The Company entered into one interest rate swap agreement associated with a $811.7 million notional amount, effective on August 15, 2018. The following table summarizes the terms of this interest rate swap agreement designated as a hedging instrument as of March 31, 2018 and December 31, 2017 (dollar amounts in thousands):

		Outstanding Notional				Fair Value of Assets
	Balance Sheet	Amount as of	Interest	Effective	Maturity	March 31,	December 31,
	Location	March 31, 2018	Rate (1)	Date	Date	2018	2017
Interest Rate Swap	Derivative assets, prepaid expenses, revenue bonds and other assets	$811,666	3.77%	8/15/2018	3/15/2021	$10,151	$2,607
____________________________________

(1)	The interest rate consists of the underlying index swapped to a fixed rate and the applicable interest rate spread as of March 31, 2018.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the derivative instruments that are designated as hedges is recorded in other comprehensive income, with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the three months ended March 31, 2018 and 2017, the amounts reclassified were a gain of $541,000 and a loss of $1.5 million, respectively. During the next 12 months, the Company estimates that an additional $4.6 million will be reclassified from other comprehensive income as a decrease to interest expense.
The Company has agreements with each of its derivative counterparties that contain provisions whereby if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value, inclusive of interest payments, of $51,000 at March 31, 2018. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of March 31, 2018.
NOTE 7 — NOTES PAYABLE AND CREDIT FACILITY
As of March 31, 2018, the Company had $2.5 billion of debt outstanding, including net deferred financing costs, with weighted average years to maturity of 4.0 years and a weighted average interest rate of 3.6%. The weighted average years to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

average interest rate is computed using the interest rate in effect until the scheduled repayment date. Should a loan not be repaid by its scheduled repayment date, the applicable interest rate will increase as specified in the respective loan agreement. The following table summarizes the debt balances as of March 31, 2018 and December 31, 2017, and the debt activity for the three months ended March 31, 2018 (in thousands):

		During the Three Months Ended March 31, 2018
	Balance as of December 31, 2017	Debt Issuances & Assumptions (1)	Repayments	Accretion and (Amortization)	Balance as of March 31, 2018
Fixed rate debt	$1,217,377	$—	$(120)	$—	$1,217,257
Variable rate debt	20,500	—	—	—	20,500
Credit facility	1,251,000	41,000	(50,000)	—	1,242,000
Total debt	2,488,877	41,000	(50,120)	—	2,479,757
Net premiums (2)	419	—	—	(22)	397
Deferred costs (3)	(17,533)	—	—	1,119	(16,414)
Total debt, net	$2,471,763	$41,000	$(50,120)	$1,097	$2,463,740
____________________________________

(1)	Includes deferred financing costs incurred during the period.

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
As of March 31, 2018, the fixed rate debt outstanding of $1.2 billion included $217.1 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rates per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 2.6% to 5.0% per annum. The fixed rate debt outstanding matures on various dates from June 2018 through October 2025. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $2.2 billion as of March 31, 2018. Each of the mortgage notes payable, comprising the fixed rate debt, is secured by the respective properties on which the debt was placed. As of March 31, 2018, the variable rate debt outstanding of $20.5 million had a weighted average interest rate of 4.9%. The variable rate debt outstanding matures on February 26, 2020. With respect to the Company’s $24.2 million of debt maturing within the next year, the Company expects to use borrowings available under the Credit Facility or enter into new financing arrangements in order to meet its debt obligations. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the variable rate debt outstanding was $40.8 million as of March 31, 2018.
The Company has a second amended and restated unsecured credit agreement (the “Second Amended and Restated Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent (“JPMorgan Chase”), and the other lenders party thereto that provides for borrowings of up to $1.40 billion, which includes a $1.05 billion unsecured term loan (the “Term Loan”) and up to $350.0 million in unsecured revolving loans (the “Revolving Loans” and collectively, with the Term Loan, the “Credit Facility”). The Term Loan matures on March 15, 2022 and the Revolving Loans mature on March 15, 2021; however, the Company has the right to extend the maturity date of the Revolving Loans to March 15, 2022.
Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month London Interbank Offered Rate (“LIBOR”) multiplied by the statutory reserve rate (the “Eurodollar Rate”) plus an interest rate spread ranging from 1.65% to 2.25% or (ii) a base rate, ranging from 0.65% to 1.25%, plus the greater of: (a) JPMorgan Chase’s Prime Rate; (b) the Federal Funds Effective Rate (as defined in the Second Amended and Restated Credit Agreement) plus 0.50%; or (c) the one-month LIBOR multiplied by the statutory reserve rate plus 1.00%. As of March 31, 2018, the Revolving Loans outstanding totaled $192.0 million at a weighted average interest rate of 3.6%. As of March 31, 2018, the Term Loan outstanding totaled $1.05 billion, $811.7 million of which is subject to interest rate swap agreements (the “Swapped Term Loan”). The interest rate swap agreements had the effect of fixing the Eurodollar Rate per annum of the Swapped Term Loan. As of March 31, 2018, the weighted average all-in rate for the Swapped Term Loan was 3.2%. As of March 31, 2018, the Company had $1.24 billion outstanding under the Credit Facility at a weighted average interest rate of 3.3% and $156.2 million in unused capacity, subject to borrowing availability.
The Second Amended and Restated Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Second Amended and Restated Credit Agreement requires the

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

Company to maintain a minimum consolidated net worth greater than or equal to the sum of (i) $2.0 billion plus (ii) 75% of the equity issued minus (iii) the aggregate amount of any redemptions or similar transaction from the date of the Second Amended and Restated Credit Agreement, a leverage ratio less than or equal to 60%, a fixed charge coverage ratio greater than 1.50, an unsecured debt to unencumbered asset value ratio equal to or less than 60%, an unsecured debt service coverage ratio greater than 1.75, a secured debt ratio equal to or less than 40% and the amount of secured debt that is recourse debt at no greater than 15% of total asset value. The Company believes it was in compliance with the financial covenants under the Second Amended and Restated Credit Agreement, as well as the financial covenants under the Company’s various fixed and variable rate debt agreements, as of March 31, 2018.
Maturities
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt subsequent to March 31, 2018 for each of the five succeeding fiscal years and the period thereafter (in thousands):

Principal Repayments
Remainder of 2018	$24,091
2019	49,799
2020	333,215
2021	292,603
2022	1,092,464
Thereafter	687,585
Total	$2,479,757
NOTE 8 — INTANGIBLE LEASE LIABILITIES
Intangible lease liabilities of the Company consisted of the following as of March 31, 2018 and December 31, 2017 (in thousands, except weighted average life):

	March 31, 2018	December 31, 2017
Acquired below-market leases, net of accumulated amortization of $33,275 and $31,330, respectively (with a weighted average life remaining of 7.3 years and 7.5 years, respectively)
	$42,783	$45,572
Amortization of below-market leases is recorded as an increase to rental revenue in the accompanying condensed consolidated statements of operations. The following table summarizes the amortization of intangible lease liabilities for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Amortization of below-market leases	$2,139	$2,279
As of March 31, 2018, the estimated amortization of the intangible lease liabilities for each of the five succeeding fiscal years is as follows (in thousands):

Amortization of Below-Market Leases
Remainder of 2018	$6,226
2019	$7,438
2020	$6,634
2021	$4,512
2022	$3,747

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

NOTE 9 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the three months ended March 31, 2018 and 2017 are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$16,528	$16,537
Accrued capital expenditures	$501	$842
Accrued deferred financing costs	$—	$40
Common stock issued through distribution reinvestment plan	$23,618	$25,906
Change in fair value of interest rate swaps	$9,390	$2,983
Supplemental Cash Flow Disclosures:
Interest paid	$22,120	$20,578
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
Advisory fees and expenses
The Company pays CR IV Advisors a monthly advisory fee based upon the Company’s monthly average invested assets, which, effective January 1, 2018, is based on the estimated market value of such assets used to determine the Company’s estimated per share NAV as of December 31, 2017, as discussed in Note 1 — Organization and Business, and for those assets acquired subsequent to December 31, 2017, is based on the purchase price. The monthly advisory fee is equal to the following amounts: (1) an annualized rate of 0.75% paid on the Company’s average invested assets that are between $0 and $2.0 billion;

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

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
Disposition fees
If CR IV Advisors or its affiliates provide a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more properties (or the Company’s entire portfolio), the Company will pay CR IV Advisors or its affiliates a disposition fee in an amount equal to up to one-half of the real estate or brokerage commission paid by the Company to third parties on the sale of such property, not to exceed 1.0% of the contract price of the property sold; provided, however, in no event may the total disposition fees paid to CR IV Advisors, its affiliates and unaffiliated third parties exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. During the three months ended March 31, 2018 and 2017, no disposition fees were incurred for any such services provided by CR IV Advisors or its affiliates.
Subordinated performance fees
If the Company is sold or its assets are liquidated, CR IV Advisors will be entitled to receive a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after stockholders have received, from regular distributions plus special distributions paid from proceeds of such sale, a return of their net capital invested and an 8.0% annual cumulative, non-compounded return. Alternatively, if the Company’s shares are listed on a national securities exchange, CR IV Advisors will be entitled to a subordinated performance fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing, exceeds the sum of the total amount of capital raised from stockholders and the amount of distributions necessary to generate an 8.0% annual cumulative, non-compounded return to stockholders. As an additional alternative, upon termination of the advisory agreement, CR IV Advisors may be entitled to a subordinated performance fee similar to the fee to which CR IV Advisors would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination. During the three months ended March 31, 2018 and 2017, no subordinated performance fees were incurred related to any such events.
The Company recorded fees and expense reimbursements as shown in the table below for services provided by CR IV Advisors or its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017

Acquisition fees and expenses	$30	$1,312
Advisory fees and expenses	$10,588	$10,811
Operating expenses	$1,020	$1,327
Of the amounts shown above, $1.5 million and $2.5 million had been incurred, but not yet paid, for services provided by CR IV Advisors or its affiliates in connection with the acquisition and operations activities during the three months ended March 31, 2018 and 2017, respectively, and such amounts were recorded as liabilities of the Company as of such dates.
Due to/from Affiliates
As of March 31, 2018 and December 31, 2017, $1.5 million and $2.0 million, respectively, had been incurred primarily for advisory and operating expenses by CR IV Advisors or its affiliates, but had not yet been reimbursed by the Company. These amounts were included in due to affiliates in the condensed consolidated balance sheets for such periods.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

As of December 31, 2017, $56,000 was due from CR IV Advisors or its affiliates related to amounts received by affiliates of the advisor which were due to the Company. No such amounts were due to the Company as of March 31, 2018.
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
Services Agreement
Pursuant to the Services Agreement, VEREIT OP will continue to provide certain services to CCO Group and to the Company, including operational real estate support. VEREIT OP will continue to provide such services through March 31, 2019 (or, if later, the date of the last government filing other than a tax filing made by any of the Cole REITs with respect to its 2018 fiscal year) and will provide consulting and research services through December 31, 2023 as requested by CCO Group, LLC.
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
NOTE 13 — OPERATING LEASES
The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2018, the leases had a weighted-average remaining term of 9.5 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.
As of March 31, 2018, the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, was as follows (in thousands):

Future Minimum Rental Income
Remainder of 2018	$270,871
2019	350,009
2020	337,782
2021	321,178
2022	305,001
Thereafter	1,973,079
Total	$3,557,920
A certain amount of the Company’s rental income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the three months ended March 31, 2018 and 2017, the amount of the contingent rent earned by the Company was not significant.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

NOTE 14 — SUBSEQUENT EVENTS
The following events occurred subsequent to March 31, 2018:
Redemption of Shares of Common Stock
Subsequent to March 31, 2018, the Company redeemed approximately 2.5 million shares pursuant to the Company’s share redemption program for $23.4 million (at an average price per share of $9.37). Management, in its discretion, limited the amount of shares redeemed for the three months ended March 31, 2018 to shares issued in the DRIP Offerings during the respective period. The remaining redemption requests totaling approximately 12.6 million shares went unfulfilled.
Property Dispositions
As of March 31, 2018, 10 properties were classified as held for sale, as discussed in Note 2 — Summary of Significant Accounting Policies. Subsequent to March 31, 2018, the Company disposed of 11 properties, including those classified as held for sale, for a gross sales price of $15.9 million, resulting in proceeds of $15.5 million after closing costs and a gain of $2.0 million. No disposition fees were paid to CR IV Advisors or its affiliates in connection with the sale of the properties and the Company has no continuing involvement with these properties.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. Certain risks may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a complete discussion of such risk factors, see Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in “Part I — Financial Information” of this Quarterly Report on Form 10-Q, including the notes to the condensed consolidated financial statements contained therein, and the terms “we,” “us,” “our” and the “Company” refer to Cole Credit Property Trust IV, Inc.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” (within the meaning of the federal securities laws, Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect our expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by the use of words such as “may,” “will,” “seek,” “expects,” “anticipates,” “believes,” “targets,” “intends,” “should,” “estimates,” “could,” “continue,” “assume,” “projects,” “plans” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or new information, future events or otherwise, except as may be required to satisfy our obligations under federal securities law. The forward-looking statements should be read in light of the risk factors identified in Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Overview
We were formed on July 27, 2010, and we elected to be taxed, and currently qualify, as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2012. We commenced our principal operations on April 13, 2012, when we satisfied the conditions of our escrow agreement regarding the minimum offering and issued approximately 308,000 shares of our common stock. We have no paid employees and are externally advised and managed by CR IV Advisors. On February 1, 2018, the Transaction, as discussed in Note 1 — Organization and Business to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q, was completed. As a result of the Transaction, CIM indirectly owns and/or controls CR IV Advisors; our dealer manager, CCO Capital; our property manager, CREI Advisors; and CCO Group.
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
We ceased issuing shares in our Offering on April 4, 2014 and in the Initial DRIP Offering effective as of June 30, 2016, but will continue to issue shares of common stock under the Secondary DRIP Offering until certain liquidity events occur, such as the listing of our shares on a national securities exchange or the sale of our company, or the Secondary DRIP Offering is otherwise terminated by the Board. We expect that property acquisitions in 2018 and future periods will be funded by proceeds from financing of the acquired properties, cash flows from operations and the strategic sale of properties and other asset acquisitions.
On September 27, 2015, the Board established an estimated value of our common stock, as of August 31, 2015, of $9.70 per share for purposes of assisting broker-dealers that participated in the Offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340. On November 10, 2016, the Board established an updated estimated per share NAV of our common stock, as of September 30, 2016, of $9.92 per share. On March 24, 2017, the Board established an updated estimated per share NAV of our common stock, as of December 31, 2016, of $10.08 per share. On March 29, 2018, the Board established an updated estimated per share NAV of our common stock, as of December 31, 2017, of $9.37 per share.
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our indebtedness and acquisition and operating expenses. Rental and other property income accounted for 86% and

87% of our total revenue for the three months ended March 31, 2018 and 2017, respectively. As 97.0% of our rentable square feet was under lease, including any month-to-month agreements, as of March 31, 2018 with a weighted average remaining lease term of 9.5 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. CR IV Advisors regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If CR IV Advisors identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
Operating Highlights and Key Performance Indicators
2018 Activity

•	Disposed of one retail property for an aggregate sales price of $2.0 million.

•	Total debt decreased by $9.1 million, from $2.49 billion to $2.48 billion.
Portfolio Information
As of March 31, 2018, we owned 908 properties located in 45 states, the gross rentable square feet of which was 97.0% leased, including any month-to-month agreements, with a weighted average lease term remaining of 9.5 years. During the three months ended March 31, 2018, we disposed of one property for an aggregate sales price of $2.0 million. As of March 31, 2018, no single tenant accounted for greater than 10% of our 2018 annualized rental income. As of March 31, 2018, we had certain geographic and industry concentrations in our property holdings. In particular, as of March 31, 2018, 77 of our properties were located in California, which accounted for 10% of our 2018 annualized rental income. In addition, we had tenants in the discount store and pharmacy industries, which accounted for 15% and 10%, respectively, of our 2018 annualized rental income.
The following table shows the property statistics of our real estate assets, which exclude uncompleted development projects and any properties owned through unconsolidated joint ventures, as of March 31, 2018 and 2017:

	As of March 31,
	2018	2017
Number of commercial properties	908	886
Rentable square feet (in thousands) (1)	26,877	26,866
Percentage of rentable square feet leased	97.0%	98.2%
Percentage of investment-grade tenants (2)	38.7%	36.2%

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

The following table summarizes our real estate acquisition activity during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Commercial properties acquired	—	4
Purchase price of acquired properties (in thousands)	$—	$55,386
Rentable square feet (in thousands) (1)	—	318
____________________________________
(1) Includes square feet of buildings on land parcels subject to ground leases.

Results of Operations
The following table provides summary information about our results of operations for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,		2018 vs. 2017 Increase (Decrease)
	2018	2017
Total revenues	$109,503	$104,780	$4,723
General and administrative expenses	$3,316	$3,407	$(91)
Property operating expenses	$8,558	$6,685	$1,873
Real estate tax expenses	$9,554	$9,352	$202
Advisory fees and expenses	$10,588	$10,811	$(223)
Acquisition-related expenses	$35	$1,247	$(1,212)
Depreciation and amortization	$34,991	$34,495	$496
Operating income	$42,461	$38,783	$3,678
Interest expense and other, net	$23,652	$22,532	$1,120
Net income attributable to the Company	$19,039	$16,217	$2,822
Revenue
Our revenues consist primarily of rental and other property income from net leased commercial properties. We also incur certain operating expenses that are subject to reimbursement by our tenants, which results in tenant reimbursement income.
The increase in revenue of $4.7 million during the three months ended March 31, 2018, as compared to the same period in 2017, was primarily due to the acquisition of 38 rental income-producing properties, offset by the disposition of 16 properties subsequent to March 31, 2017. Rental income from net leased commercial properties accounted for 86% of our total revenue for the three months ended March 31, 2018, compared to 87% for the three months ended March 31, 2017. We also incurred certain operating expenses subject to reimbursement by our tenants, which resulted in $15.6 million of tenant reimbursement income during the three months ended March 31, 2018, compared to $13.6 million during the same period in 2017.
General and Administrative Expenses
The primary general and administrative expense items are operating expense reimbursements to our advisor, escrow and trustee fees, state franchise and income taxes, office expenses and accounting fees.
The decrease in general and administrative expenses of $91,000 during the three months ended March 31, 2018, as compared to the same period in 2017, was primarily due to decreases in operating expense reimbursements to our advisor and lower professional fees incurred during the three months ended March 31, 2018.
Property Operating Expenses
Property operating expenses such as property repairs, maintenance and property-related insurance include both reimbursable and non-reimbursable property expenses. We are reimbursed by tenants for certain property operating expenses in accordance with the respective lease agreements.
The increase in property operating expenses of $1.9 million during the three months ended March 31, 2018, as compared to the same period in 2017, was primarily due to the acquisition and management of 38 additional rental income-producing properties, offset by the disposition of 16 properties subsequent to March 31, 2017, as well as recognizing a full period of property operating expenses on four properties acquired during the three months ended March 31, 2017.
Real Estate Tax Expenses
The increase in real estate tax expenses of $202,000 during the three months ended March 31, 2018, as compared to the same period in 2017, was primarily due to the acquisition of 38 additional rental income-producing properties, offset by the disposition of 16 properties subsequent to March 31, 2017, as well as recognizing a full period of real estate tax expenses on four properties acquired during the three months ended March 31, 2017.

Advisory Fees and Expenses
Pursuant to the advisory agreement with CR IV Advisors and based upon the amount of our current invested assets, we are required to pay to CR IV Advisors a monthly advisory fee equal to one-twelfth of 0.75% of the average invested assets up to $2.0 billion, one-twelfth of 0.70% of the average invested assets over $2.0 billion up to $4.0 billion and one-twelfth of 0.65% of the average invested assets over $4.0 billion. Additionally, we may be required to reimburse certain expenses incurred by CR IV Advisors in providing such advisory services, subject to limitations as set forth in the advisory agreement.
The decrease in advisory fees and expenses of $223,000 during the three months ended March 31, 2018, as compared to the same period in 2017, was due to a decrease in our average invested assets to $5.41 billion over the three months ended March 31, 2018, compared to $5.44 billion over the three months ended March 31, 2017.
Acquisition-Related Expenses
We reimburse CR IV Advisors or its affiliates for acquisition-related expenses incurred in the process of acquiring a property or the origination or acquisition of a loan, so long as the total acquisition fees and expenses relating to the transaction do not exceed 6.0% of the contract purchase price, unless otherwise approved by a majority of the Board, including a majority of our independent directors, as commercially competitive, fair and reasonable to us. In April 2017, we adopted ASU 2017-01, which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Our acquisitions made after the adoption of ASU 2017-01 qualify as asset acquisitions, and as such, acquisition-related fees and certain acquisition-related expenses related to these asset acquisitions are capitalized. Prior to the adoption of ASU 2017-01 in April 2017, all of our costs related to property acquisitions, including acquisition fees described below, were expensed as incurred, and all of our acquisitions were accounted for as business combinations. Prior to April 2017, acquisition-related expenses primarily consisted of legal, deed transfer and other costs related to real estate purchase transactions, including costs incurred for deals that were not consummated. We also pay CR IV Advisors or its affiliates acquisition fees of up to 2.0% of: (1) the contract purchase price of each property or asset we acquire; (2) the amount paid in respect of the development, construction or improvement of each asset we acquire; (3) the purchase price of any loan we acquire; and (4) the principal amount of any loan we originate.
The decrease in acquisition-related expenses of $1.2 million during the three months ended March 31, 2018, as compared to the same period in 2017, was primarily due to the acquisition of four commercial properties for an aggregate purchase price of $55.4 million during the three months ended March 31, 2017, which were all accounted for as business combinations. No such costs were incurred during the three months ended March 31, 2018.
Depreciation and Amortization
The increase in depreciation and amortization expenses of $496,000 during the three months ended March 31, 2018, as compared to the same period in 2017, was primarily due to the acquisition of 38 additional rental income-producing properties, offset by the disposition of 16 properties subsequent to March 31, 2017, as well as recognizing a full period of depreciation and amortization expenses on four properties acquired during the three months ended March 31, 2017.
Interest Expense and Other, Net
Interest expense and other, net also includes amortization of deferred financing costs.
The increase in interest expense and other, net of $1.1 million during the three months ended March 31, 2018, as compared to the same period in 2017, was primarily due to an increase in the average aggregate amount of debt outstanding to $2.5 billion during the three months ended March 31, 2018 from $2.3 billion during the three months ended March 31, 2017.
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
“Non-same store” properties, as reflected in the table below, includes properties acquired on or after January 1, 2016 and any properties under development or redevelopment. As shown in the table below, contract rental revenue on the 866 same store properties for the three months ended March 31, 2018 decreased $449,000 to $85.6 million, compared to $86.0 million for the three months ended March 31, 2017. Tenant bankruptcies at seven same store properties account for $759,000 of the net decrease in contract rental revenue for the three months ended March 31, 2018. The same store properties were 96.8% occupied as of March 31, 2018 and 98.1% occupied as of March 31, 2017. The following table shows the contract rental revenue from properties owned for both of the entire three months ended March 31, 2018 and 2017, along with a reconciliation to rental income, calculated in accordance with GAAP (dollar amounts in thousands):

	Number of Properties	Three Months Ended March 31,		Increase (Decrease)
		2018	2017	$ Change	% Change
Rental income – as reported		$93,939	$91,207	$2,732	3%
Less: Amortization (1)		394	467	(73)	(16)%
Less: Straight-line rental income		2,246	2,415	(169)	(7)%
Total contract rental revenue		91,299	88,325	2,974	3%

Less: “Non-same store” properties	42	5,685	826	4,859	588%
Less: Disposed properties (2)	16	25	1,461	(1,436)	(98)%
“Same store” properties	866	$85,589	$86,038	$(449)	(0.5)%
 ____________________________________
(1) Includes amortization of above- and below-market lease intangibles and deferred lease incentives.
(2) We disposed of 15 properties during the year ended December 31, 2017 and one property during the three months ended March 31, 2018.
Distributions
The Board authorized a daily distribution, based on 365 days in the calendar year, of $0.001711452 per share for stockholders of record as of the close of business on each day of the period commencing on January 1, 2018 and ending on September 30, 2018. As of March 31, 2018, we had distributions payable of $16.5 million.
During the three months ended March 31, 2018 and 2017, we paid distributions of $48.0 million and $48.0 million, respectively, including $23.6 million and $25.9 million, respectively, through the issuance of shares pursuant to the DRIP Offerings. Net cash provided by operating activities for the three months ended March 31, 2018 was $56.2 million. For the three months ended March 31, 2017, net cash provided by operating activities was $49.7 million and reflected a reduction for real estate acquisition-related expenses incurred of $1.2 million in accordance with GAAP. Our distributions paid during the three months ended March 31, 2018 and 2017, including shares issued pursuant to the DRIP Offerings, were fully funded by net cash provided by operating activities.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares of common stock back to us, subject to certain conditions and limitations. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the Secondary DRIP Offering, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the Secondary DRIP Offering. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We received redemption requests of approximately 12.6 million shares for $118.5 million in excess of the net proceeds we received from the issuance of shares under the Secondary DRIP Offering during the three months ended March 31, 2018. Management, in its discretion, limited the amount of shares redeemed for the three months ended March 31, 2018 to an amount equal to net proceeds we received from the sale of shares pursuant to the Secondary DRIP Offering during the respective period. During the three months ended March 31, 2018, we received valid redemption requests under our share redemption program totaling approximately 15.1 million shares, of which 2.5 million shares were redeemed subsequent to March 31, 2018 for $23.4 million at an average redemption price of $9.37 per share. The remaining redemption requests relating to approximately 12.6 million shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program. The share redemptions were funded with proceeds from the Secondary DRIP Offering.

Liquidity and Capital Resources
General
We expect to utilize funds from cash flow from operations and future proceeds from secured or unsecured financing to complete future property acquisitions and for general corporate uses. The sources of our operating cash flows will primarily be provided by the rental income received from current and future leased properties.
Our Credit Facility provides for borrowings of up to $1.40 billion, which includes a $1.05 billion unsecured Term Loan and up to $350.0 million in unsecured Revolving Loans. As of March 31, 2018, we had $156.2 million in unused capacity under the Credit Facility, subject to borrowing availability. As of March 31, 2018, we also had cash and cash equivalents of $3.4 million.
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

Contractual Obligations
As of March 31, 2018, we had $2.5 billion of debt outstanding with a weighted average interest rate of 3.6%. See Note 7 — Notes Payable and Credit Facility to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.
Our contractual obligations as of March 31, 2018 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments — fixed rate debt (2)	$1,217,257	$24,217	$363,231	$242,618	$587,191
Interest payments — fixed rate debt (3)	204,700	47,198	81,689	58,406	17,407
Principal payments — variable rate debt	20,500	—	20,500	—	—
Interest payments — variable rate debt (4)	1,915	754	1,161	—	—
Principal payments — credit facility	1,242,000	—	192,000	1,050,000	—
Interest payments — credit facility (5)	157,131	31,127	83,044	42,960	—
Total	$2,843,503	$103,296	$741,625	$1,393,984	$604,598
____________________________________

(1)	The table does not include amounts due to CR IV Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
Principal payment amounts reflect actual payments based on the face amount of notes payable secured by our wholly-owned properties, which excludes the fair value adjustment, net of amortization, of mortgage notes assumed of $397,000 as of March 31, 2018.

(3)
As of March 31, 2018, we had $217.1 million of variable rate debt effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.

(4)
As of March 31, 2018, we had variable rate debt outstanding of $20.5 million with a weighted average interest rate of 4.9%. We used the weighted average interest rate to calculate the debt payment obligations in future periods.

(5)
As of March 31, 2018, the Term Loan outstanding totaled $1.05 billion, $811.7 million of which is subject to interest rate swap agreements. As of March 31, 2018, the weighted average all-in interest rate for the Swapped Term Loan was 3.2%. The remaining $430.3 million outstanding under the Credit Facility had a weighted average interest rate of 3.6% as of March 31, 2018.

We expect to incur additional borrowings in the future to acquire additional properties and other real estate-related assets. There is no limitation on the amount we may borrow against any single improved property. Our borrowings will not exceed 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association Statement of Policy Regarding Real Estate Investment Trusts; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with justification for such excess borrowing. The Board has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. Our advisor has set a target leverage ratio of 40% to 50% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets. Fair market value is based on the estimated market value of our real estate assets as of December 31, 2017 that were used to determine our estimated per share NAV, and for those assets acquired from January 1, 2018 through March 31, 2018 is based on the purchase price. As of March 31, 2018, our ratio of debt to the cost (before deducting depreciation or other non-cash reserves) of our gross assets was 48.8% and our ratio of debt to the fair market value of our gross assets was 45.9%.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to stockholders. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as premiums or discounts, financing and issuance costs, and related accumulated amortization, less all cash and cash equivalents. As of March 31, 2018, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, was 48.8%. The following table provides a reconciliation of the notes payable and credit facility, net balance, as reported on our condensed consolidated balance sheet, to net debt as of March 31, 2018 (dollar amounts in thousands):

Balance as of March 31, 2018
Notes payable and credit facility, net	$2,463,740
Deferred costs and net premiums (1)	16,017
Less: Cash and cash equivalents	(3,418)
Net debt	$2,476,339

Gross real estate assets, net (2)	$5,076,726
Net debt leverage ratio	48.8%
______________________
(1) Deferred costs relate to mortgage notes payable and the term portion of the Credit Facility.
(2) Net of gross intangible lease liabilities.
Cash Flow Analysis
Operating Activities. During the three months ended March 31, 2018, net cash provided by operating activities increased $6.5 million to $56.2 million, compared to $49.7 million of net cash provided by operating activities for the three months ended March 31, 2017. The change was primarily due to the acquisition of 38 additional rental income-producing properties, offset by the disposition of 16 properties subsequent to March 31, 2017, resulting in an increase in net income after non-cash adjustments for depreciation and amortization, net, of $3.4 million. This increase was offset by a decrease in the write-off of deferred financing costs of $866,000 during the three months ended March 31, 2018 as a result of the amended and restated Credit Facility that was entered into during the three months ended March 31, 2017. Additionally, net cash provided by operating activities increased due to an increase in bad debt expense of $421,000, and a net increase in working capital accounts of $3.5 million, offset by an increase in gain on dispositions of real estate assets, net, of $264,000. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. During the three months ended March 31, 2018, net cash provided by investing activities was $1.0 million, compared to net cash used in investing activities of $58.9 million for the three months ended March 31, 2017. The increase was primarily due to the disposal of one property for an aggregate gross sales price of $2.0 million during the three months ended March 31, 2018 compared to the acquisition of four commercial properties for an aggregate purchase price of $55.4 million during the three months ended March 31, 2017.
Financing Activities. During the three months ended March 31, 2018, net cash used in financing activities was $57.9 million, compared to net cash provided by financing activities of $12.2 million for the three months ended March 31, 2017. The change was primarily due to a decrease in net borrowings on notes payable and the Credit Facility of $84.3 million, offset by a decrease in deferred financing costs paid of $12.4 million.
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

Critical Accounting Policies and Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We believe the following critical accounting policies govern the significant judgments and estimates used in the preparation of our financial statements, which should be read in conjunction with the more complete discussion of our accounting policies and procedures included in Note 2 — Summary of Significant Accounting Policies to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017. We consider our critical accounting policies to be the following:

•	Recoverability of Real Estate Assets; and

•	Allocation of Purchase Price of Real Estate Assets.
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2017. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the period ended December 31, 2017 and related notes thereto.
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
Conflicts of Interest
Richard S. Ressler, our chief executive officer, president and one of our directors, who is also a founder and principal of CIM and certain of its affiliates as well as a director of CCIT III and Cole Income NAV Strategy, and Nathan D. DeBacker, our chief financial officer and treasurer, act as executive officers and/or a director of one or more other programs sponsored by CCO Group. One of our directors, W. Brian Kretzmer, also serves as a director of CCIT III and Cole Income NAV Strategy. In addition, certain affiliates of CR IV Advisors act as advisors to CCPT V, CCIT II, CCIT III, Cole Income NAV Strategy, and/or other real estate offerings in registration, all of which are or intend to be public, non-listed REITs offered, distributed and/or managed by affiliates of CR IV Advisors. As such, there may be conflicts of interest where CR IV Advisors or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for CIM or another real estate program sponsored or operated by CCO Group, including other real estate offerings in registration, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management, among others. The compensation arrangements between affiliates of CR IV Advisors and these other real estate programs sponsored or operated by CCO Group could influence the advice provided to us. See Part I, Item 1. Business — Conflicts of Interest in our Annual Report on Form 10-K for the year ended December 31, 2017.
Off-Balance Sheet Arrangements
As of March 31, 2018 and December 31, 2017, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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
Interest Rate Risk
As of March 31, 2018, we had variable rate debt of $450.8 million, excluding any debt subject to interest rate swap agreements, and therefore, we are exposed to interest rate changes in LIBOR. As of March 31, 2018, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $2.3 million per year.
As of March 31, 2018, we had 12 interest rate swap agreements outstanding, which mature on various dates from June 2018 through July 2021, with an aggregate notional amount of $1.0 billion and an aggregate fair value of the net derivative asset of $16.5 million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of March 31, 2018, an increase of 50 basis points in interest rates would result in a change of $13.0 million to the fair value of the net derivative asset, resulting in a net derivative asset of $29.5 million. A decrease of 50 basis points in interest rates would result in a $13.2 million change to the fair value of the net derivative asset, resulting in a net derivative asset of $3.3 million.
As the information presented above includes only those exposures that existed as of March 31, 2018, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2018 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2018, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or to which our properties are the subject.

Item 1A.	Risk Factors
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Our share redemption program permits our stockholders to sell their shares of common stock back to us, subject to significant conditions and limitations. Under our share redemption program, we will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the Secondary DRIP Offering, net of shares redeemed to date. In addition, generally we will limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the Secondary DRIP Offering. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We received redemption requests of approximately 12.6 million shares for $118.5 million in excess of the net proceeds we received from the issuance of shares under the Secondary DRIP Offering during the three months ended March 31, 2018. Management, in its discretion, limited the amount of shares redeemed for the three months ended March 31, 2018 to shares received from the Secondary DRIP Offering during the period. The estimated per share NAV of $9.37 determined by the Board as of December 31, 2017 serves as the most recent estimated value for purposes of the share redemption program, effective March 29, 2018, until such time as the Board determines a new estimated per share NAV.
In general, we redeem shares on a quarterly basis. During the three months ended March 31, 2018, we redeemed shares, including those redeemable due to death, as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 - January 31, 2018	—	$—	—	(1)
February 1, 2018 - February 31, 2018	2,409,971	$10.08	2,409,971	(1)
March 1, 2018 - March 30, 2018	1,174	$10.08	1,174	(1)
Total	2,411,145		2,411,145	(1)
____________________________________

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
Unregistered Sales of Equity Securities
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

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
Date: May 14, 2018