Form 10-Q
period 2018-06-30
COLE CREDIT PROPERTY TRUST IV, INC.
filed 2018-08-13
CIK 1498547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 6, 2018, there were approximately 310.6 million shares of common stock, par value $0.01 per share, of Cole Credit Property Trust IV, Inc. outstanding.

COLE CREDIT PROPERTY TRUST IV, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands, except share and per share amounts) (Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Real estate assets:
Land	$1,190,358	$1,193,029
Buildings, fixtures and improvements	3,360,950	3,371,563
Intangible lease assets	582,679	589,930
Total real estate assets, at cost	5,133,987	5,154,522
Less: accumulated depreciation and amortization	(595,255)	(526,976)
Total real estate assets, net	4,538,732	4,627,546
Cash and cash equivalents	4,356	4,745
Restricted cash	9,913	9,098
Rents and tenant receivables, net	74,481	71,859
Due from affiliates	—	56
Derivative assets, prepaid expenses, revenue bonds and other assets	24,597	12,351
Deferred costs, net	2,561	3,034
Total assets	$4,654,640	$4,728,689
LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and credit facility, net	$2,447,979	$2,471,763
Accounts payable and accrued expenses	27,689	24,635
Due to affiliates	2,075	1,984
Intangible lease liabilities, net	40,579	45,572
Distributions payable	15,994	16,531
Deferred rental income and other liabilities	11,875	11,539
Total liabilities	2,546,191	2,572,024
Commitments and contingencies
Redeemable common stock and noncontrolling interest	185,581	186,453
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 490,000,000 shares authorized, 311,501,575 and 311,582,319 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	3,115	3,116
Capital in excess of par value	2,607,296	2,607,300
Accumulated distributions in excess of earnings	(706,996)	(646,834)
Accumulated other comprehensive income	19,453	6,630
Total stockholders’ equity	1,922,868	1,970,212
Total liabilities, redeemable common stock, noncontrolling interest and stockholders’ equity	$4,654,640	$4,728,689
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Rental income	$93,318	$93,044	$187,257	$184,251
Tenant reimbursement income	14,077	11,460	29,641	25,033
Total revenues	107,395	104,504	216,898	209,284
Operating expenses:
General and administrative	3,754	3,624	7,070	7,031
Property operating	6,501	6,851	15,059	13,536
Real estate tax	9,463	9,018	19,017	18,370
Advisory fees and expenses	10,855	10,903	21,443	21,714
Acquisition-related	168	163	203	1,410
Depreciation and amortization	37,491	35,189	72,482	69,684
Total operating expenses	68,232	65,748	135,274	131,745
Operating income	39,163	38,756	81,624	77,539
Other income (expense):
Interest expense and other, net	(23,325)	(22,101)	(46,977)	(44,633)
Income before real estate dispositions	15,838	16,655	34,647	32,906
Gain on disposition of real estate, net	1,987	1,452	2,251	1,452
Net income	17,825	18,107	36,898	34,358
Net income allocated to noncontrolling interest	33	32	67	66
Net income attributable to the Company	$17,792	$18,075	$36,831	$34,292
Weighted average number of common shares outstanding:
Basic and diluted	311,502,128	311,671,130	311,543,723	311,723,827
Net income per common share:
Basic and diluted	$0.06	$0.06	$0.12	$0.11
Distributions declared per common share	$0.16	$0.16	$0.31	$0.31
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (in thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$17,825	$18,107	$36,898	$34,358
Other comprehensive income (loss)
Unrealized gain (loss) on interest rate swaps	4,406	(3,798)	14,336	(2,274)
Amount of (gain) loss reclassified from other comprehensive income into income as interest expense and other, net	(1,460)	951	(2,001)	2,410
Total other comprehensive income (loss)	2,946	(2,847)	12,335	136

Comprehensive income	20,771	15,260	49,233	34,494
Comprehensive income allocated to noncontrolling interest	33	32	67	66
Comprehensive income attributable to the Company	$20,738	$15,228	$49,166	$34,428
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
 (in thousands, except share amounts) (Unaudited)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2018	311,582,319	$3,116	$2,607,300	$(646,834)	$6,630	$1,970,212
Cumulative effect of accounting changes	—	—	—	(488)	488	—
Issuance of common stock	4,845,688	48	47,019	—	—	47,067
Distributions declared	—	—	—	(96,505)	—	(96,505)
Redemptions of common stock	(4,926,432)	(49)	(47,828)	—	—	(47,877)
Changes in redeemable common stock	—	—	805	—	—	805
Comprehensive income	—	—	—	36,831	12,335	49,166
Balance, June 30, 2018	311,501,575	$3,115	$2,607,296	$(706,996)	$19,453	$1,922,868
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands) (Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$36,898	$34,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	71,872	68,763
Amortization of deferred financing costs	2,704	2,586
Amortization of fair value adjustment of mortgage notes payable assumed	(43)	(42)
Straight-line rental income	(4,502)	(4,736)
Bad debt expense	209	787
Fair value adjustment to contingent consideration	—	(250)
Ineffectiveness of interest rate swaps	—	(100)
Write-off of deferred financing costs	—	866
Gain on disposition of real estate assets, net	(2,251)	(1,452)
Changes in assets and liabilities:
Rents and tenant receivables	1,673	2,021
Prepaid expenses and other assets	(230)	(167)
Accounts payable and accrued expenses	2,601	1,870
Deferred rental income and other liabilities	542	5,559
Due from affiliates	56	57
Due to affiliates	91	(4,000)
Net cash provided by operating activities	109,620	106,120
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(2,774)	(190,621)
Investment in revenue bonds	—	(2,081)
Proceeds from disposition of real estate assets	17,425	16,973
Payment of property escrow deposits	—	(6,820)
Refund of property escrow deposits	—	7,070
Proceeds from the settlement of insurance claims	113	41
Net cash provided by (used in) investing activities	14,764	(175,438)
Cash flows from financing activities:
Redemptions of common stock	(47,877)	(52,973)
Distributions to stockholders	(49,975)	(45,378)
Proceeds from notes payable and credit facility	96,500	1,383,706
Repayments of notes payable and credit facility	(122,472)	(1,200,390)
Payment of loan deposits	—	(1,064)
Refund of loan deposits	—	1,064
Deferred financing costs paid	—	(13,228)
Distributions to noncontrolling interest	(134)	(142)
Net cash (used in) provided by financing activities	(123,958)	71,595
Net increase in cash and cash equivalents and restricted cash	426	2,277
Cash and cash equivalents and restricted cash, beginning of period	13,843	17,794
Cash and cash equivalents and restricted cash, end of period	$14,269	$20,071
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$4,356	$10,376
Restricted cash	9,913	9,695
Total cash and cash equivalents and restricted cash	$14,269	$20,071
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited)
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
On February 1, 2018, the Transaction was completed. Immediately following the completion of the Transaction, Cole Capital Advisors, Inc. and the Company’s dealer manager were each converted into Delaware limited liability companies, Cole Capital Advisors, Inc.’s name was changed to CCO Group, LLC, and the dealer manager’s name was changed to CCO Capital, LLC (“CCO Capital”). As a result of the Transaction, CIM owns and/or controls CCO Group, LLC and its subsidiaries (collectively, “CCO Group”), and CCO Group, LLC owns and controls CR IV Advisors, CCO Capital and CREI Advisors, the Company’s external advisor, dealer manager for the Offerings (as defined below) and property manager, respectively.
In addition, as part of the Transaction, VEREIT OP and CCO Group, LLC entered into a services agreement (the “Services Agreement”) pursuant to which VEREIT OP will continue to provide certain services to CCO Group and to the Company, Cole Credit Property Trust V, Inc. (“CCPT V”), Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”), Cole Office & Industrial (CCIT III), Inc. (“CCIT III”) and Cole Real Estate Income Strategy (Daily NAV), Inc. (“Cole Income NAV Strategy”) (CCPT V, CCIT II, CCIT III, Cole Income NAV Strategy and the Company, collectively, the “Cole REITs®”), including operational real estate support. VEREIT OP will continue to provide such services through March 31, 2019 (or, if later, the date of the last government filing other than a tax filing made by any of the Cole REITs with respect to its 2018 fiscal year) (the “Initial Services Term”) and will provide consulting and research services through December 31, 2023 as requested by CCO Group, LLC.
Despite the indirect change of ownership and control of the Company’s advisor, dealer manager, property manager and sponsor, the Company expects that, during the Initial Services Term of the Services Agreement, the advisory, dealer manager and property management services the Company receives will continue without any material changes in personnel (except as supplemented by the management oversight of CIM personnel) or material change in service procedures. CCO Group, LLC is evaluating and intends to effectuate during the Initial Services Term of the Services Agreement an appropriate transition of VEREIT OP’s services under the Services Agreement to other CIM affiliates or third parties with the goal of ensuring continuity and minimizing disruption.
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
June 30, 2018 (Unaudited) – (Continued)

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
As of June 30, 2018, the Company had issued approximately 344.1 million shares of its common stock in the Offerings, including 45.8 million shares issued in the DRIP Offerings, for gross offering proceeds of $3.4 billion before organization and offering costs, selling commissions and dealer manager fees of $306.0 million. As of June 30, 2018, the Company owned 897 properties, including nine properties owned through a consolidated joint venture arrangement (the “Consolidated Joint Venture”), comprising 26.8 million rentable square feet of commercial space located in 45 states. As of June 30, 2018, the rentable square feet at these properties was 96.3% leased, including month-to-month agreements, if any.
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
June 30, 2018 (Unaudited) – (Continued)

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
As of June 30, 2018 and December 31, 2017, the Company determined that it had a controlling interest in the Consolidated Joint Venture and therefore met the GAAP requirements for consolidation.
Reclassifications
In connection with the adoption of Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”) and ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), certain reclassifications have been made to prior period balances to conform to the current presentation in the condensed consolidated statements of cash flows. Under ASU 2016-15, the Company reclassified $41,000 of proceeds from the settlement of insurance claims from cash flows from operating activities to cash flows from investing activities for the six months ended June 30, 2017. Under ASU 2016-18, transfers to or from restricted cash, which have previously been shown in the Company’s investing activities section of the condensed consolidated statements of cash flows, are now required to be shown as part of the total change in cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows. This change resulted in a decrease in cash flows from investing activities of $1.7 million during the six months ended June 30, 2017.
The Company adopted ASU 2017-12, as defined in “Recent Accounting Pronouncements,” during the first quarter of fiscal year 2018. Accordingly, for the six months ended June 30, 2018, the Company recorded a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of accumulated distributions in excess of earnings of $488,000.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the six months ended June 30, 2018 or 2017. The Company is in the process of determining if anticipated holding periods for certain properties may materially differ from the initial intended holding periods for such properties, which could result in an impairment charge in the future.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the assets related to the property and estimate its fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount is then recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of June 30, 2018 or December 31, 2017.
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

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

In April 2017, the Company elected to early adopt ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Beginning in April 2017, all real estate acquisitions qualified as asset acquisitions, and as such, acquisition-related fees and certain acquisition-related expenses related to these asset acquisitions were capitalized and allocated to tangible and intangible assets and liabilities, as described above. Prior to the adoption of ASU 2017-01 in April 2017, all of the Company’s real estate acquisitions were accounted for as business combinations and, as such, acquisition-related expenses related to these business combination acquisitions were expensed as incurred. Prior to April 2017, acquisition-related expenses in the Company’s condensed consolidated statements of operations primarily consisted of legal, deed transfer and other costs related to real estate purchase transactions, including costs incurred for deals that were not consummated. The Company expects its future acquisitions to qualify as asset acquisitions and, as such, the Company will allocate the purchase price to acquired tangible assets and identified intangible assets and liabilities on a relative fair value basis.
Investment in Held-to-Maturity Securities
The Company has investments classified as held-to-maturity securities, which consist of revenue bonds acquired in connection with the purchase of an anchored shopping center. The bonds have a 9.0% interest rate and mature on November 1, 2044. As of June 30, 2018, the Company classified these investments as held-to-maturity as the Company has the intent and ability to hold the securities to maturity. These investments are initially recognized in derivative assets, prepaid expenses, revenue bonds and other assets on the condensed consolidated balance sheets and are subsequently measured using amortized cost.
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
Redeemable Noncontrolling Interest in Consolidated Joint Venture
On June 27, 2014, the Company completed the formation of the Consolidated Joint Venture. Pursuant to the joint venture agreement, the joint venture partner has a right to exercise an option (the “Option”), which became effective on June 27, 2016, whereby the Company will be required to purchase the ownership interest of the joint venture partner at fair market value. As of June 30, 2018, the Option has not been exercised. The Company determined it had a controlling interest in the Consolidated Joint Venture and, therefore, met the GAAP requirements for consolidation. The Company recorded net income of $67,000 and paid distributions of $134,000 related to the noncontrolling interest during the six months ended June 30, 2018. The Company recorded the noncontrolling interest of $2.3 million and $2.4 million as of June 30, 2018 and December 31, 2017, respectively, as temporary equity in the mezzanine section of the condensed consolidated balance sheets, due to the ability to exercise the Option being outside the control of the Company.
Restricted Cash
The Company had $9.9 million and $9.1 million in restricted cash as of June 30, 2018 and December 31, 2017, respectively. Included in restricted cash was $3.4 million and $3.7 million held by lenders in lockbox accounts, as of June 30, 2018 and December 31, 2017, respectively. As part of certain debt agreements, rents from certain encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess is disbursed to the Company. Also included in restricted cash was $6.5 million and $5.4 million held by lenders in escrow accounts for real estate taxes and other lender reserves for certain properties, in accordance with the associated lender’s loan agreement, as of June 30, 2018 and December 31, 2017, respectively.
Revenue Recognition
Certain properties have leases where the minimum rental payment increases during the term of the lease. The Company records rental income for the full term of each lease on a straight-line basis when earned and collectability is reasonably assured. When the Company acquires a property, the terms of existing leases are considered to commence as of the acquisition date for the purpose of this calculation. The Company defers the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Expected reimbursements from tenants for

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

recoverable real estate taxes and operating expenses are included in tenant reimbursement income in the period when such costs are incurred. Effective January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Revenue Recognition, Accounting Standards Codification (“ASC”) Topic 605 and requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company records revenue for real estate taxes and insurance reimbursed by its tenants on the leased properties, with offsetting expenses in real estate taxes and property operating expenses, respectively, within the condensed consolidated statements of operations as the Company has concluded it is the primary obligor. The Company has identified its revenue streams as rental income from leasing arrangements and tenant reimbursement income, which are outside of the scope of Topic 606. The Company adopted ASU 2014-09 using the modified retrospective approach and determined it does not have a material impact on the Company’s condensed consolidated financial statements.
The Company continually reviews receivables related to rent, including any straight-line rent, and current and future operating expense reimbursements from tenants, and determines their collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is uncertain, the Company will record an increase in the allowance for uncollectible accounts. As of June 30, 2018 and December 31, 2017, the Company had an allowance for uncollectible accounts of $720,000 and $1.5 million, respectively.
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by various standard setting bodies that may have an impact on the Company’s accounting and reporting. Except as otherwise stated below, the Company is currently evaluating the effect that certain new accounting requirements may have on the Company’s accounting and related reporting and disclosures in the Company’s condensed consolidated financial statements.
In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The amendments in this update require that most lease obligations be recognized as a right of use asset with a corresponding liability on the balance sheet. The guidance also requires additional qualitative and quantitative disclosures to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 and subsequent amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The guidance, including optional practical expedients, should be implemented for the earliest period presented using a modified retrospective approach. The Company is currently in the process of assessing the inventory of its leases that will be impacted by adoption of the new guidance. The Company does not expect the adoption to have a material impact on the accounting treatment of the Company’s net leases, which are the primary source of the Company’s revenues.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). The targeted amendments in this ASU are designed to help simplify certain aspects of hedge accounting and result in a more accurate portrayal of the economics of an entity’s risk management activities in its financial statements. ASU 2017-12 applies to the Company’s interest rate swaps designated as cash flow hedges. Upon adoption of ASU 2017-12, all changes in the fair value of highly effective cash flow hedges will be recorded in accumulated other comprehensive income rather than recognized directly in earnings. Under current GAAP, the ineffective portion of the change in fair value of cash flow hedges is recognized directly in earnings. This eliminates the requirement to separately measure and disclose ineffectiveness for qualifying cash flow hedges. ASU 2017-12 is effective for public entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. ASU 2017-12 is required to be adopted using a modified retrospective approach with early adoption permitted. The Company adopted ASU 2017-12 during the first quarter of fiscal year 2018. Accordingly, during the six months ended June 30, 2018, the Company recorded a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of accumulated distributions in excess of earnings of $488,000.
NOTE 3 — FAIR VALUE MEASUREMENTS
GAAP defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. GAAP emphasizes that fair value is intended to be a market-based measurement, as opposed to a transaction-specific measurement.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Notes payable and credit facility — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of June 30, 2018, the estimated fair value of the Company’s debt was $2.44 billion, compared to a carrying value of $2.46 billion. The estimated fair value of the Company’s debt as of December 31, 2017 was $2.48 billion, compared to a carrying value of $2.49 billion.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2018 and December 31, 2017, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Revenue bonds — The fair value estimates of the Company’s revenue bonds are based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques including discounted cash flow analysis. This analysis reflects the contractual terms of the bonds, including the period to maturity, and uses unobservable market-based inputs, including discount rates ranging from 7.75% to 9.0%. As a result, the Company has determined that its revenue bonds are classified in Level 3 of the fair value hierarchy. As of June 30, 2018, the estimated fair value of the Company’s revenue bonds was $2.1 million.
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

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of June 30, 2018 and December 31, 2017, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 (in thousands):

	Balance as of June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Interest rate swaps	$19,453	$—	$19,453	$—
Total financial assets	$19,453	$—	$19,453	$—

	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Interest rate swaps	$7,324	$—	$7,324	$—
Total financial assets	$7,324	$—	$7,324	$—
Financial liabilities:
Interest rate swaps	$(206)	$—	$(206)	$—
Total financial liabilities	$(206)	$—	$(206)	$—
The following are reconciliations of the changes in financial assets and liabilities with Level 3 inputs in the fair value hierarchy for the six months ended June 30, 2018 and 2017 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning Balance, December 31, 2017	$2,067
Revenue bond payments received	(5)
Ending Balance, June 30, 2018	$2,062

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning Balance, December 31, 2016	$(337)
Purchases and fair value adjustments:
Revenue bond purchases	2,081
Contingent consideration fair value adjustments	250
Ending Balance, June 30, 2017	$1,994
NOTE 4 — REAL ESTATE ASSETS
2018 Property Acquisitions
During the six months ended June 30, 2018, the Company did not acquire any properties.
2018 Property Dispositions
During the six months ended June 30, 2018, the Company disposed of 12 retail properties for an aggregate gross sales price of $17.9 million, resulting in proceeds of $17.4 million after closing costs and a gain of $2.3 million. No disposition fees were paid to CR IV Advisors or its affiliates in connection with the sale of the properties and the Company has no continuing

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

involvement with these properties. The gain on sale of real estate is included in gain on disposition of real estate, net in the condensed consolidated statements of operations.
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
The following table summarizes the consideration transferred for the properties purchased during the six months ended June 30, 2017 (in thousands):

2017 Acquisitions
Real estate assets:
Purchase price of asset acquisitions	$131,281
Purchase price of business combinations	55,386
Total purchase price of real estate assets acquired (1)	$186,667
______________________

(1)
The weighted average amortization period for the 2017 Acquisitions is 12.3 years for acquired in-place leases and other intangibles, 13.6 years for acquired above-market leases and 8.2 years for acquired intangible lease liabilities.

During the six months ended June 30, 2017, the Company acquired a 100% interest in 23 commercial properties for an aggregate purchase price of $131.3 million, which were accounted for as asset acquisitions (the “2017 Asset Acquisitions”). The aggregate purchase price includes $3.4 million of external acquisition-related expenses that were capitalized in accordance with ASU 2017-01. Prior to to the adoption of ASU 2017-01, costs related to property acquisitions were expensed as incurred. The following table summarizes the purchase price allocation for the 2017 Asset Acquisitions purchased during the six months ended June 30, 2017 (in thousands):

2017 Asset Acquisitions
Land	$14,382
Buildings, fixtures and improvements	100,711
Acquired in-place leases and other intangibles	13,799
Acquired above-market leases	3,531
Revenue bonds	2,081
Intangible lease liabilities	(3,223)
Total purchase price	$131,281
During the six months ended June 30, 2017, the Company acquired a 100% interest in four commercial properties for an aggregate purchase price of $55.4 million, which were accounted for as business combinations (the “2017 Business Combination Acquisitions”). The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation for the 2017 Business Combination Acquisitions purchased during the six months ended June 30, 2017 (in thousands):

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

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
2017 Property Dispositions
During the six months ended six months ended June 30, 2017, the Company disposed of 11 retail properties for an aggregate gross sales price of $17.7 million, resulting in proceeds of $17.0 million after closing costs and a gain of $1.5 million. No disposition fees were paid to CR IV Advisors or its affiliates in connection with the sale of the properties and the Company has no continuing involvement with these properties. The gain on sale of real estate is included in gain on disposition of real estate, net in the consolidated statements of operations.
Consolidated Joint Venture
As of June 30, 2018, the Company had an interest in a Consolidated Joint Venture that owns and manages nine properties, with total assets of $51.6 million, which included $9.3 million of land, $42.0 million of buildings and improvements, and $5.6 million of intangible lease assets, net of accumulated depreciation and amortization of $6.0 million, and total liabilities of $503,000. The Consolidated Joint Venture does not have any debt outstanding as of June 30, 2018. The Company has the ability to control operating and financial policies of the Consolidated Joint Venture. There are restrictions on the use of these assets as the Company would generally be required to obtain the partner’s (the “Consolidated Joint Venture Partner”) approval in accordance with the joint venture agreement for any major transactions. The Company and the Consolidated Joint Venture Partner are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

NOTE 5 — INTANGIBLE LEASE ASSETS
Intangible lease assets consisted of the following as of June 30, 2018 and December 31, 2017 (in thousands, except weighted average life remaining):

	June 30, 2018	December 31, 2017
In-place leases and other intangibles, net of accumulated amortization of $185,536 and $166,874, respectively (with a weighted average life remaining of 10.2 years and 10.5 years, respectively)
	$330,352	$355,683
Acquired above-market leases, net of accumulated amortization of $28,747 and $25,626, respectively (with a weighted average life remaining of 8.4 years and 8.7 years, respectively)
	38,044	41,747
	$368,396	$397,430
Amortization of the above-market leases is recorded as a reduction to rental revenue, and amortization expense for the in-place leases and other intangibles is included in depreciation and amortization in the accompanying condensed consolidated statements of operations. The following table summarizes the amortization expense related to the intangible lease assets for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
In-place lease and other intangible amortization	$13,618	$11,421	$24,613	$22,835
Above-market lease amortization	$1,973	$1,825	$3,703	$3,622
As of June 30, 2018, the estimated amortization expense relating to the intangible lease assets for each of the five succeeding fiscal years is as follows (in thousands):

	Amortization Expense
	In-Place Leases and Other Intangibles	Above-Market Leases
Remainder of 2018	$21,048	$3,146
2019	$38,152	$5,190
2020	$35,818	$4,614
2021	$32,394	$3,991
2022	$30,246	$3,663
NOTE 6 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. As of June 30, 2018, the Company had 11 executed interest rate swap agreements. The following table summarizes the terms of the Company’s 10 interest rate swap agreements designated as hedging instruments effective as of June 30, 2018 and December 31, 2017 (dollar amounts in thousands):

			Outstanding Notional				Fair Value of Assets
	Balance Sheet		Amount as of	Interest	Effective	Maturity	June 30,	December 31,
	Location		June 30, 2018	Rates (1)	Dates	Dates	2018	2017
Interest Rate Swaps	Derivative assets, prepaid expenses, revenue bonds and other assets	(2)	$1,005,066	2.55% to 4.75%	8/20/2013 to 9/1/2016	8/15/2018 to 7/1/2021	$5,613	$4,717
____________________________________

(1)	The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of June 30, 2018.

(2)
As of December 31, 2017, two of the interest rate swaps, with an aggregate outstanding notional amount of $38.7 million, were in a liability position with an aggregate fair value balance of $206,000 and are included in deferred rental income and other liabilities in the accompanying condensed consolidated balance sheets.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

The Company entered into one interest rate swap agreement associated with a $811.7 million notional amount, effective on August 15, 2018. The following table summarizes the terms of this interest rate swap agreement designated as a hedging instrument as of June 30, 2018 and December 31, 2017 (dollar amounts in thousands):

		Outstanding Notional				Fair Value of Assets
	Balance Sheet	Amount as of	Interest	Effective	Maturity	June 30,	December 31,
	Location	June 30, 2018	Rate (1)	Date	Date	2018	2017
Interest Rate Swap	Derivative assets, prepaid expenses, revenue bonds and other assets	$811,666	3.77%	8/15/2018	3/15/2021	$13,840	$2,607
____________________________________

(1)	The interest rate consists of the underlying index swapped to a fixed rate and the applicable interest rate spread as of June 30, 2018.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the derivative instruments that are designated as hedges is recorded in other comprehensive income, with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the three months ended June 30, 2018 and 2017, the amounts reclassified were a gain of $1.5 million and a loss of $951,000, respectively, and for the six months ended June 30, 2018 and 2017, the amounts reclassified were a gain of $2.0 million and a loss of $2.4 million, respectively. During the next 12 months, the Company estimates that an additional $5.5 million will be reclassified from other comprehensive income as a decrease to interest expense.
The Company has agreements with each of its derivative counterparties that contain provisions whereby if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value, inclusive of interest payments and accrued interest. As of June 30, 2018, all derivatives were in an asset position. Therefore, there was no termination value as of June 30, 2018. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of June 30, 2018.
NOTE 7 — NOTES PAYABLE AND CREDIT FACILITY
As of June 30, 2018, the Company had $2.4 billion of debt outstanding, including net deferred financing costs, with weighted average years to maturity of 3.8 years and a weighted average interest rate of 3.7%. The weighted average years to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date. Should a loan not be repaid by its scheduled repayment date, the applicable interest rate will increase as specified in the respective loan agreement. The following table summarizes the debt balances as of June 30, 2018 and December 31, 2017, and the debt activity for the six months ended June 30, 2018 (in thousands):

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

		During the Six Months Ended June 30, 2018
	Balance as of December 31, 2017	Debt Issuances & Assumptions (1)	Repayments	Accretion and (Amortization)	Balance as of June 30, 2018
Fixed rate debt	$1,217,377	$—	$(23,972)	$—	$1,193,405
Variable rate debt	20,500	—	—	—	20,500
Credit facility	1,251,000	96,500	(98,500)	—	1,249,000
Total debt	2,488,877	96,500	(122,472)	—	2,462,905
Net premiums (2)	419	—	—	(43)	376
Deferred costs (3)	(17,533)	—	—	2,231	(15,302)
Total debt, net	$2,471,763	$96,500	$(122,472)	$2,188	$2,447,979
____________________________________

(1)	Includes deferred financing costs incurred during the period.

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
As of June 30, 2018, the fixed rate debt outstanding of $1.2 billion included $193.4 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rates per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 2.6% to 5.0% per annum. The fixed rate debt outstanding matures on various dates from September 1, 2019 through October 1, 2025. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $2.1 billion as of June 30, 2018. Each of the mortgage notes payable, comprising the fixed rate debt, is secured by the respective properties on which the debt was placed. As of June 30, 2018, the variable rate debt outstanding of $20.5 million had a weighted average interest rate of 5.2%. The variable rate debt outstanding matures on February 26, 2020. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the variable rate debt outstanding was $40.8 million as of June 30, 2018.
The Company has a second amended and restated unsecured credit agreement (the “Second Amended and Restated Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent (“JPMorgan Chase”), and the other lenders party thereto that provides for borrowings of up to $1.40 billion, which includes a $1.05 billion unsecured term loan (the “Term Loan”) and up to $350.0 million in unsecured revolving loans (the “Revolving Loans” and, collectively with the Term Loan, the “Credit Facility”). The Term Loan matures on March 15, 2022 and the Revolving Loans mature on March 15, 2021; however, the Company has the right to extend the maturity date of the Revolving Loans to March 15, 2022.
Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month London Interbank Offered Rate (“LIBOR”) multiplied by the statutory reserve rate (the “Eurodollar Rate”) plus an interest rate spread ranging from 1.65% to 2.25% or (ii) a base rate, ranging from 0.65% to 1.25%, plus the greater of: (a) JPMorgan Chase’s Prime Rate; (b) the Federal Funds Effective Rate (as defined in the Second Amended and Restated Credit Agreement) plus 0.50%; or (c) the one-month LIBOR multiplied by the statutory reserve rate plus 1.00%. As of June 30, 2018, the Revolving Loans outstanding totaled $199.0 million at a weighted average interest rate of 3.9%. As of June 30, 2018, the Term Loan outstanding totaled $1.05 billion, $811.7 million of which is subject to interest rate swap agreements (the “Swapped Term Loan”). The interest rate swap agreements had the effect of fixing the Eurodollar Rate per annum of the Swapped Term Loan. As of June 30, 2018, the weighted average all-in rate for the Swapped Term Loan was 3.2%. As of June 30, 2018, the Company had $1.25 billion outstanding under the Credit Facility at a weighted average interest rate of 3.4% and $149.2 million in unused capacity, subject to borrowing availability.
The Second Amended and Restated Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Second Amended and Restated Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to the sum of (i) $2.0 billion plus (ii) 75% of the equity issued minus (iii) the aggregate amount of any redemptions or similar transaction from the date of the Second Amended and Restated Credit Agreement, a leverage ratio less than or equal to 60%, a fixed charge coverage ratio greater than 1.50, an unsecured debt to unencumbered asset value ratio equal to or less than 60%, an unsecured debt service coverage ratio greater than 1.75, a secured debt ratio equal to or less than 40% and the amount of secured debt that is recourse debt at no greater than 15% of total asset value. The Company believes it was in compliance with the financial covenants under the Second Amended

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

and Restated Credit Agreement, as well as the financial covenants under the Company’s various fixed and variable rate debt agreements, as of June 30, 2018.
Maturities
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt subsequent to June 30, 2018 for each of the five succeeding fiscal years and the period thereafter (in thousands):

Principal Repayments
Remainder of 2018	$239
2019	49,799
2020	333,215
2021	299,603
2022	1,092,464
Thereafter	687,585
Total	$2,462,905
NOTE 8 — INTANGIBLE LEASE LIABILITIES
Intangible lease liabilities of the Company consisted of the following as of June 30, 2018 and December 31, 2017 (in thousands, except weighted average life):

	June 30, 2018	December 31, 2017
Acquired below-market leases, net of accumulated amortization of $35,256 and $31,330, respectively (with a weighted average life remaining of 7.1 years and 7.5 years, respectively)
	$40,579	$45,572
Amortization of below-market leases is recorded as an increase to rental revenue in the accompanying condensed consolidated statements of operations. The following table summarizes the amortization of intangible lease liabilities for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Amortization of below-market leases	$2,204	$2,292	$4,343	$4,571
As of June 30, 2018, the estimated amortization of the intangible lease liabilities for each of the five succeeding fiscal years is as follows (in thousands):

Amortization of Below-Market Leases
Remainder of 2018	$4,198
2019	$7,415
2020	$6,611
2021	$4,489
2022	$3,724

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

NOTE 9 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the six months ended June 30, 2018 and 2017 are as follows (in thousands):

	Six Months Ended June 30,
	2018	2017
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$15,994	$16,003
Accrued capital expenditures	$645	$605
Common stock issued through distribution reinvestment plan	$47,067	$51,673
Change in fair value of interest rate swaps	$12,335	$136
Supplemental Cash Flow Disclosures:
Interest paid	$45,008	$41,178
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
June 30, 2018 (Unaudited) – (Continued)

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
Disposition fees
If CR IV Advisors or its affiliates provide a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more properties (or the Company’s entire portfolio), the Company will pay CR IV Advisors or its affiliates a disposition fee in an amount equal to up to one-half of the real estate or brokerage commission paid by the Company to third parties on the sale of such property, not to exceed 1.0% of the contract price of the property sold; provided, however, in no event may the total disposition fees paid to CR IV Advisors, its affiliates and unaffiliated third parties exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. During the three and six months ended June 30, 2018 and 2017, no disposition fees were incurred for any such services provided by CR IV Advisors or its affiliates.
Subordinated performance fees
If the Company is sold or its assets are liquidated, CR IV Advisors will be entitled to receive a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after stockholders have received, from regular distributions plus special distributions paid from proceeds of such sale, a return of their net capital invested and an 8.0% annual cumulative, non-compounded return. Alternatively, if the Company’s shares are listed on a national securities exchange, CR IV Advisors will be entitled to a subordinated performance fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing, exceeds the sum of the total amount of capital raised from stockholders and the amount of distributions necessary to generate an 8.0% annual cumulative, non-compounded return to stockholders. As an additional alternative, upon termination of the advisory agreement, CR IV Advisors may be entitled to a subordinated performance fee similar to the fee to which CR IV Advisors would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination. During the three and six months ended June 30, 2018 and 2017, no subordinated performance fees were incurred related to any such events.
The Company recorded fees and expense reimbursements as shown in the table below for services provided by CR IV Advisors or its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Acquisition fees and expenses	$168	$2,686	$198	$3,998
Advisory fees and expenses	$10,855	$10,903	$21,443	$21,714
Operating expenses	$1,466	$1,096	$2,486	$2,423
Of the amounts shown above, $2.1 million and $1.3 million had been incurred, but not yet paid, for services provided by CR IV Advisors or its affiliates in connection with the acquisition and operations activities during the six months ended June 30, 2018 and 2017, respectively, and such amounts were recorded as liabilities of the Company as of such dates.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

Due to/from Affiliates
As of June 30, 2018 and December 31, 2017, $2.1 million and $2.0 million, respectively, had been incurred primarily for advisory fees and operating expenses by CR IV Advisors or its affiliates, but had not yet been reimbursed by the Company. These amounts were included in due to affiliates in the condensed consolidated balance sheets for such periods.
As of December 31, 2017, $56,000 was due from CR IV Advisors or its affiliates related to amounts received by affiliates of the advisor which were due to the Company. No such amounts were due to the Company as of June 30, 2018.
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
NOTE 13 — OPERATING LEASES
The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2018, the leases had a weighted-average remaining term of 9.3 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.
As of June 30, 2018, the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, was as follows (in thousands):

Future Minimum Rental Income
Remainder of 2018	$178,858
2019	349,857
2020	338,137
2021	321,258
2022	304,685
Thereafter	1,968,622
Total	$3,461,417

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

A certain amount of the Company’s rental income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the six months ended June 30, 2018 and 2017, the amount of the contingent rent earned by the Company was not significant.
NOTE 14 — SUBSEQUENT EVENTS
The following events occurred subsequent to June 30, 2018:
Redemption of Shares of Common Stock
Subsequent to June 30, 2018, the Company redeemed approximately 2.5 million shares pursuant to the Company’s share redemption program for $23.2 million (at an average price per share of $9.37). Management, in its discretion, limited the amount of shares redeemed for the three months ended June 30, 2018 to shares issued in the DRIP Offerings during the respective period. The remaining redemption requests received during the three months ended June 30, 2018 totaling approximately 14.9 million shares went unfulfilled.

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
Under a “net lease,” the tenant occupying the leased property (usually as a single tenant) does so in much the same manner as if the tenant were the owner of the property. The tenant generally agrees that it will either have no ability or only limited ability to terminate the lease or abate rent prior to the expiration of the term of the lease as a result of real estate driven events such as casualty, condemnation or failure by the landlord to fulfill its obligations under the lease. There are various forms of net leases, most typically classified as either triple-net or double-net. Triple-net leases typically require the tenant to pay all expenses associated with the property (e.g., real estate taxes, insurance, maintenance and repairs, including roof, structure and parking lot). Double-net leases typically hold the landlord responsible for the capital expenditures for the roof and structure, while the tenant is responsible for all lease payments and remaining operating expenses associated with the property (e.g., real estate taxes, insurance and maintenance).
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
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our indebtedness and acquisition and operating expenses. Rental and other property income accounted for 87% and

89% of our total revenue for the three months ended June 30, 2018 and 2017, respectively, and 86% and 88% of total revenue for the six months ended June 30, 2018 and 2017, respectively. As 96.3% of our rentable square feet was under lease, including any month-to-month agreements, as of June 30, 2018, with a weighted average remaining lease term of 9.3 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. CR IV Advisors regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, any available credit rating agency reports on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If CR IV Advisors identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
Operating Highlights and Key Performance Indicators
2018 Activity

•	Disposed of 12 retail properties for an aggregate sales price of $17.9 million.

•	Total debt decreased by $26.0 million, from $2.49 billion to $2.46 billion.
Portfolio Information
As of June 30, 2018, we owned 897 properties located in 45 states, the gross rentable square feet of which was 96.3% leased, including any month-to-month agreements, with a weighted average lease term remaining of 9.3 years. During the six months ended June 30, 2018, we disposed of 12 properties for an aggregate sales price of $17.9 million. As of June 30, 2018, no single tenant or geographic location accounted for greater than 10% of our 2018 annualized rental income. As of June 30, 2018, we had certain industry concentrations in our property holdings. In particular, we had tenants in the discount store and pharmacy industries, which accounted for 15% and 10%, respectively, of our 2018 annualized rental income.
The following table shows the property statistics of our real estate assets, which exclude uncompleted development projects and any properties owned through unconsolidated joint ventures, as of June 30, 2018 and 2017:

	As of June 30,
	2018	2017
Number of commercial properties	897	898
Rentable square feet (in thousands) (1)	26,793	27,308
Percentage of rentable square feet leased	96.3%	98.0%
Percentage of investment-grade tenants (2)	39.1%	36.0%

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

The following table summarizes our real estate acquisition activity during the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Commercial properties acquired	—	23	—	27
Purchase price of acquired properties (in thousands)	$—	$131,281	$—	$186,667
Rentable square feet (in thousands) (1)	—	518	—	836
____________________________________
(1) Includes square feet of buildings on land parcels subject to ground leases.

Results of Operations
The following table provides summary information about our results of operations for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		2018 vs. 2017 Increase (Decrease)	Six Months Ended June 30,		2018 vs. 2017 Increase (Decrease)
	2018	2017		2018	2017
Total revenues	$107,395	$104,504	$2,891	$216,898	$209,284	$7,614
General and administrative expenses	$3,754	$3,624	$130	$7,070	$7,031	$39
Property operating expenses	$6,501	$6,851	$(350)	$15,059	$13,536	$1,523
Real estate tax expenses	$9,463	$9,018	$445	$19,017	$18,370	$647
Advisory fees and expenses	$10,855	$10,903	$(48)	$21,443	$21,714	$(271)
Acquisition-related expenses	$168	$163	$5	$203	$1,410	$(1,207)
Depreciation and amortization	$37,491	$35,189	$2,302	$72,482	$69,684	$2,798
Operating income	$39,163	$38,756	$407	$81,624	$77,539	$4,085
Interest expense and other, net	$23,325	$22,101	$1,224	$46,977	$44,633	$2,344
Net income attributable to the Company	$17,792	$18,075	$(283)	$36,831	$34,292	$2,539
Revenue
Our revenues consist primarily of rental and other property income from net leased commercial properties. We also incur certain operating expenses that are subject to reimbursement by our tenants, which results in tenant reimbursement income.
The increase in revenue of $2.9 million and $7.6 million during the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017, was primarily due to the acquisition of 15 rental income-producing properties, offset by the disposition of 16 properties, subsequent to June 30, 2017. Rental income from net leased commercial properties accounted for 87% and 86% of our total revenue for the three and six months ended June 30, 2018, respectively, compared to 89% and 88%, respectively, for the same periods in 2017. We also incurred certain operating expenses subject to reimbursement by our tenants, which resulted in $14.1 million and $29.6 million of tenant reimbursement income during the three and six months ended June 30, 2018, respectively, compared to $11.5 million and $25.0 million, respectively, during the same periods in 2017.
General and Administrative Expenses
The primary general and administrative expense items are operating expense reimbursements to our advisor, escrow and trustee fees, state franchise and income taxes, office expenses and accounting fees.
The increase in general and administrative expenses of $130,000 and $39,000 during the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017, was primarily due to increases in operating expense reimbursements to our advisor, offset by lower professional fees incurred, during the three and six months ended June 30, 2018.
Property Operating Expenses
Property operating expenses such as property repairs, maintenance and property-related insurance include both reimbursable and non-reimbursable property expenses. We are reimbursed by tenants for certain property operating expenses in accordance with the respective lease agreements.
The decrease in property operating expenses of $350,000 during the three months ended June 30, 2018, as compared to the same period in 2017, was primarily due to the disposition of 16 properties subsequent to June 30, 2017 and a decrease in property-level bad debt during the three months ended June 30, 2018, offset by the acquisition and management of 15 additional rental-income producing properties subsequent to June 30, 2017, as well as recognizing a full period of property operating expenses on the 23 properties acquired during the three months ended June 30, 2017.
The increase in property operating expenses of $1.5 million during the six months ended June 30, 2018, as compared to the same period in 2017, was primarily due to the acquisition and management of 15 additional rental income-producing properties, offset by the disposition of 16 properties subsequent to June 30, 2017, as well as recognizing a full period of property operating expenses on the 27 properties acquired during the six months ended June 30, 2017.

Real Estate Tax Expenses
The increase in real estate tax expenses of $445,000 and $647,000 during the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017, was primarily due to the acquisition of 15 additional rental income-producing properties, offset by the disposition of 16 properties subsequent to June 30, 2017, as well as recognizing a full period of real estate tax expenses on the 23 and 27 properties acquired during the three and six months ended June 30, 2017, respectively.
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
The decrease in advisory fees and expenses of $48,000 during the three months ended June 30, 2018, as compared to the same period in 2017, was due to a decrease in our average invested assets to $5.4 billion over the three months ended June 30, 2018, compared to $5.5 billion over the three months ended June 30, 2017.
The decrease in advisory fees and expenses of $271,000 during the six months ended June 30, 2018, as compared to the same period in 2017, was due to a decrease in our average invested assets to $5.4 billion over the six months ended June 30, 2018, compared to $5.5 billion over the six months ended June 30, 2017.
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
The increase in acquisition-related expenses of $5,000 during the three months ended June 30, 2018, as compared to the same period in 2017, was primarily due to an increase in advisor reimbursements. Acquisitions made during the three months ended June 30, 2017 were all accounted for as asset acquisitions, and as such, acquisition costs were capitalized.
The decrease in acquisition-related expenses of $1.2 million during the six months ended June 30, 2018, as compared to the same period in 2017, was primarily due to the acquisition of 27 commercial properties for an aggregate purchase price of $186.7 million during the six months ended June 30, 2017, four of which which were accounted for as business combinations. No such costs were incurred during the six months ended June 30, 2018.
Depreciation and Amortization
The increase in depreciation and amortization expenses of $2.3 million and $2.8 million during the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017, was primarily due to the acquisition of 15 additional rental income-producing properties, offset by the disposition of 16 properties, subsequent to June 30, 2017, as well as recognizing a full period of depreciation and amortization expenses on the 23 and 27 properties acquired during the three and six months ended June 30, 2017, respectively.

Interest Expense and Other, Net
Interest expense and other, net also includes amortization of deferred financing costs.
The increase in interest expense and other, net of $1.2 million and $2.3 million during the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017, was primarily due to an increase in the average aggregate amount of debt outstanding to $2.47 billion and $2.48 billion during the three and six months ended June 30, 2018, respectively, from $2.45 billion and $2.38 billion during the three and six months ended June 30, 2017, respectively.
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
“Non-same store” properties, for purposes of the table below, includes properties acquired on or after April 1, 2017 and any properties under development or redevelopment. As shown in the table below, contract rental revenue on the 859 same store properties for the three months ended June 30, 2018 decreased $693,000 to $86.4 million, compared to $87.1 million for the three months ended June 30, 2017. Tenant bankruptcies at 11 same store properties account for $1.3 million of the net decrease in contract rental revenue for the three months ended June 30, 2018. The same store properties were 96.1% occupied as of June 30, 2018 and 97.9% occupied as of June 30, 2017. The following table shows the contract rental revenue from properties owned for both of the entire three months ended June 30, 2018 and 2017, along with a reconciliation to rental income, calculated in accordance with GAAP (dollar amounts in thousands):

	Number of Properties	Three Months Ended June 30,		Increase (Decrease)
		2018	2017	$ Change	% Change
Rental income – as reported		$93,318	$93,044	$274	*%
Less: Amortization (1)		216	453	(237)	(52)%
Less: Straight-line rental income		2,256	2,321	(65)	(3)%
Total contract rental revenue		90,846	90,270	576	1%

Less: “Non-same store” properties	38	4,408	1,655	2,753	166%
Less: Disposed properties (2)	27	73	1,557	(1,484)	(95)%
“Same store” properties	859	$86,365	$87,058	$(693)	(0.8)%
 ____________________________________

*	Represents less than 1% change.
(1) Includes amortization of above- and below-market lease intangibles and deferred lease incentives.
(2) We disposed of 15 properties during the year ended December 31, 2017 and 12 properties during the six months ended June 30, 2018.
“Non-same store” properties, for purposes of the table below, includes properties acquired on or after January 1, 2017 and any properties under development or redevelopment. As shown in the table below, contract rental revenue on the 855 same store properties for the six months ended June 30, 2018 decreased $1.2 million to $170.7 million, compared to $171.8 million for the six months ended June 30, 2017. Tenant bankruptcies at 11 same store properties account for $2.1 million of the net decrease in contract rental revenue for the six months ended June 30, 2018. The same store properties were 96.1% occupied as of June 30, 2018 and 97.9% occupied as of June 30, 2017. The following table shows the contract rental revenue from properties owned for both of the entire six months ended June 30, 2018 and 2017, along with a reconciliation to rental income, calculated in accordance with GAAP (dollar amounts in thousands):

	Number of Properties	Six Months Ended June 30,		Increase (Decrease)
		2018	2017	$ Change	% Change
Rental income – as reported		$187,257	$184,251	$3,006	2%
Less: Amortization (1)		610	920	(310)	(34)%
Less: Straight-line rental income		4,502	4,736	(234)	(5)%
Total contract rental revenue		182,145	178,595	3,550	2%

Less: “Non-same store” properties	42	11,120	3,506	7,614	217%
Less: Disposed properties (2)	27	369	3,277	(2,908)	(89)%
“Same store” properties	855	$170,656	$171,812	$(1,156)	(0.7)%
 ____________________________________
(1) Includes amortization of above- and below-market lease intangibles and deferred lease incentives.
(2) We disposed of 15 properties during the year ended December 31, 2017 and 12 properties during the six months ended June 30, 2018.
Distributions
The Board authorized a daily distribution, based on 365 days in the calendar year, of $0.001711452 per share for stockholders of record as of the close of business on each day of the period commencing on January 1, 2018 and ending on December 31, 2018. As of June 30, 2018, we had distributions payable of $16.0 million.
During the six months ended June 30, 2018 and 2017, we paid distributions of $97.0 million and $97.1 million, respectively, including $47.1 million and $51.7 million, respectively, through the issuance of shares pursuant to the DRIP Offerings. Net cash provided by operating activities for the six months ended June 30, 2018 was $109.6 million. For the six months ended June 30, 2017, net cash provided by operating activities was $106.1 million and reflected a reduction for real estate acquisition-related expenses incurred of $1.4 million in accordance with GAAP. Our distributions paid during the six months ended June 30, 2018 and 2017, including shares issued pursuant to the DRIP Offerings, were fully funded by net cash provided by operating activities.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares of common stock back to us, subject to certain conditions and limitations. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the Secondary DRIP Offering, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the Secondary DRIP Offering. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We received redemption requests of approximately 14.9 million shares for $139.1 million in excess of the net proceeds we received from the issuance of shares under the Secondary DRIP Offering during the three months ended June 30, 2018. Management, in its discretion, limited the amount of shares redeemed for the three months ended June 30, 2018 to an amount equal to net proceeds we received from the sale of shares pursuant to the Secondary DRIP Offering during the respective period. During the six months ended June 30, 2018, we received valid redemption requests under our share redemption program totaling approximately 32.5 million shares, of which we redeemed 2.5 million shares as of June 30, 2018 for $23.6 million (at an average redemption price of $9.37 per share) and 2.5 million shares were redeemed subsequent to June 30, 2018 for $23.2 million at an average redemption price of $9.37 per share. The remaining redemption requests relating to approximately 27.5 million shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of our share redemption program then in effect. The share redemptions were funded with proceeds from the Secondary DRIP Offering.
Liquidity and Capital Resources
General
We expect to utilize funds from cash flow from operations and future proceeds from secured or unsecured financing to complete future property acquisitions and for general corporate uses. The sources of our operating cash flows will primarily be provided by the rental income received from current and future leased properties.

Our Credit Facility provides for borrowings of up to $1.40 billion, which includes a $1.05 billion unsecured Term Loan and up to $350.0 million in unsecured Revolving Loans. As of June 30, 2018, we had $149.2 million in unused capacity under the Credit Facility, subject to borrowing availability. As of June 30, 2018, we also had cash and cash equivalents of $4.4 million.
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related assets and the payment of acquisition-related fees and expenses, operating expenses, distributions, redemptions and interest and principal on current and any future debt financings, including principal repayments of $486,000 within the next 12 months. We expect to meet our short-term liquidity requirements through net cash provided by operations and proceeds from the Secondary DRIP Offering, as well as secured or unsecured borrowings from banks and other lenders to finance our future acquisitions. Operating cash flows are expected to increase as additional properties are added to our portfolio. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.
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
Contractual Obligations
As of June 30, 2018, we had $2.5 billion of debt outstanding with a weighted average interest rate of 3.7%. See Note 7 — Notes Payable and Credit Facility to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.
Our contractual obligations as of June 30, 2018 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments — fixed rate debt (2)	$1,193,405	$486	$402,648	$426,410	$363,861
Interest payments — fixed rate debt (3)	192,928	47,180	77,805	54,976	12,967
Principal payments — variable rate debt	20,500	—	20,500	—	—
Interest payments — variable rate debt (4)	1,766	534	1,232	—	—
Principal payments — credit facility	1,249,000	—	199,000	1,050,000	—
Interest payments — credit facility (5)	150,320	21,354	85,301	43,665	—
Total	$2,807,919	$69,554	$786,486	$1,575,051	$376,828
____________________________________

(1)	The table does not include amounts due to CR IV Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
Principal payment amounts reflect actual payments based on the face amount of notes payable secured by our wholly-owned properties, which excludes the fair value adjustment, net of amortization, of mortgage notes assumed of $376,000 as of June 30, 2018.

(3)
As of June 30, 2018, we had $193.4 million of variable rate debt effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.

(4)
As of June 30, 2018, we had variable rate debt outstanding of $20.5 million with a weighted average interest rate of 5.2%. We used the weighted average interest rate to calculate the debt payment obligations in future periods.

(5)
As of June 30, 2018, the Term Loan outstanding totaled $1.05 billion, $811.7 million of which is subject to interest rate swap agreements. As of June 30, 2018, the weighted average all-in interest rate for the Swapped Term Loan was 3.2%. The remaining $437.3 million outstanding under the Credit Facility had a weighted average interest rate of 3.8% as of June 30, 2018.

We expect to incur additional borrowings in the future to acquire additional properties and other real estate-related assets. There is no limitation on the amount we may borrow against any single improved property. Our borrowings will not exceed 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association Statement of Policy Regarding Real Estate Investment Trusts; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with justification for such excess borrowing. The Board has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. Our advisor has set a target leverage ratio of 40% to 50% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets. Fair market value is based on the estimated market value of our real estate assets as of December 31, 2017 that were used to determine our estimated per share NAV, and for those assets acquired from January 1, 2018 through June 30, 2018 is based on the purchase price. As of June 30, 2018, our ratio of debt to the cost (before deducting depreciation or other non-cash reserves) of our gross assets was 48.7% and our ratio of debt to the fair market value of our gross assets was 45.8%.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to stockholders. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as premiums or discounts, financing and issuance costs, and related accumulated amortization, less all cash and cash equivalents. As of June 30, 2018, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, was 48.6%. The following table provides a reconciliation of the notes payable and credit facility, net balance, as reported on our condensed consolidated balance sheet, to net debt as of June 30, 2018 (dollar amounts in thousands):

Balance as of
June 30, 2018
Notes payable and credit facility, net	$2,447,979
Deferred costs and net premiums (1)	14,926
Less: Cash and cash equivalents	(4,356)
Net debt	$2,458,549

Gross real estate assets, net (2)	$5,058,152
Net debt leverage ratio	48.6%
______________________
(1) Deferred costs relate to mortgage notes payable and the term portion of the Credit Facility.
(2) Net of gross intangible lease liabilities.

Cash Flow Analysis
Operating Activities. During the six months ended June 30, 2018, net cash provided by operating activities increased by $3.5 million to $109.6 million, compared to $106.1 million of net cash provided by operating activities for the six months ended June 30, 2017. The change was primarily due to the acquisition of 15 additional rental income-producing properties, partially offset by the disposition of 16 properties subsequent to June 30, 2017, resulting in an increase in net income after non-cash adjustments for depreciation and amortization, net, of $5.6 million. This increase was offset by a decrease in the write-off of deferred financing costs of $866,000 during the six months ended June 30, 2018 as a result of the amended and restated Credit Facility that was entered into during the six months ended June 30, 2017. Additionally, the increase of net cash provided by operating activities was offset by a decrease in bad debt expense of $578,000 and a net decrease in the changes in working capital accounts of $607,000. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. During the six months ended June 30, 2018, net cash provided by investing activities was $14.8 million, compared to net cash used in investing activities of $175.4 million for the six months ended June 30, 2017. The change was primarily due to the disposal of 12 properties for an aggregate gross sales price of $17.9 million during the six months ended June 30, 2018 compared to the acquisition of 27 commercial properties for an aggregate purchase price of $186.7 million and the disposition of 11 properties for an aggregate sales price of $17.7 million during the six months ended June 30, 2017.
Financing Activities. During the six months ended June 30, 2018, net cash used in financing activities was $124.0 million, compared to net cash provided by financing activities of $71.6 million for the six months ended June 30, 2017. The change was primarily due to a decrease in net borrowings on notes payable and the Credit Facility of $209.3 million, offset by a decrease in deferred financing costs paid of $13.2 million.
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
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate assets may not be recoverable. Impairment indicators that we consider include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; or other circumstances. We are in the process of determining if anticipated holding periods for certain properties may materially differ from the initial intended holding periods for such properties, which could result in an impairment charge in the future.
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
Conflicts of Interest
Richard S. Ressler, our chief executive officer, president and the chairman of our board of directors, who is also a founder and principal of CIM and certain of its affiliates as well as a director of CCIT III and Cole Income NAV Strategy, and Nathan D. DeBacker, our chief financial officer and treasurer, act as executive officers and/or a director of one or more other programs sponsored by CCO Group. One of our directors, W. Brian Kretzmer, also serves as a director of CCIT III and Cole Income NAV Strategy. In addition, certain affiliates of CR IV Advisors act as advisors to CCPT V, CCIT II, CCIT III, Cole Income NAV Strategy, and/or other real estate offerings in registration, all of which are or intend to be public, non-listed REITs offered, distributed and/or managed by affiliates of CR IV Advisors. As such, there may be conflicts of interest where CR IV Advisors or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for CIM or another real estate program sponsored or operated by CCO Group, including other real estate offerings in registration, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management, among others. The compensation arrangements between affiliates of CR IV Advisors and these other real estate programs sponsored or operated by CCO Group could influence the advice provided to us. See Part I, Item 1. Business — Conflicts of Interest in our Annual Report on Form 10-K for the year ended December 31, 2017.
Off-Balance Sheet Arrangements
As of June 30, 2018 and December 31, 2017, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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

Interest Rate Risk
As of June 30, 2018, we had variable rate debt of $457.8 million, excluding any debt subject to interest rate swap agreements, and therefore, we are exposed to interest rate changes in LIBOR. As of June 30, 2018, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $2.3 million per year.
As of June 30, 2018, we had 11 interest rate swap agreements outstanding, which mature on various dates from August 2018 through July 2021, with an aggregate notional amount of $1.0 billion and an aggregate fair value of the net derivative asset of $19.5 million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of June 30, 2018, an increase of 50 basis points in interest rates would result in a change of $11.7 million to the fair value of the net derivative asset, resulting in a net derivative asset of $31.2 million. A decrease of 50 basis points in interest rates would result in a $11.9 million change to the fair value of the net derivative asset, resulting in a net derivative asset of $7.6 million.
As the information presented above includes only those exposures that existed as of June 30, 2018, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2018 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2018, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our share redemption program permits our stockholders to sell their shares of common stock back to us, subject to significant conditions and limitations. Under our share redemption program, we will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the Secondary DRIP Offering, net of shares redeemed to date. In addition, generally we will limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the Secondary DRIP Offering. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We received redemption requests of approximately 14.9 million shares for $139.1 million in excess of the net proceeds we received from the issuance of shares under the Secondary DRIP Offering during the three months ended June 30, 2018. Management, in its discretion, limited the amount of shares redeemed for the three months ended June 30, 2018 to shares received from the Secondary DRIP Offering during the period. The estimated per share NAV of $9.37 determined by the Board as of December 31, 2017 serves as the most recent estimated value for purposes of the share redemption program, effective March 29, 2018, until such time as the Board determines a new estimated per share NAV.
In general, we redeem shares on a quarterly basis. During the three months ended June 30, 2018, we redeemed shares, including those redeemable due to death, as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2018 - April 30, 2018	—	$—	—	(1)
May 1, 2018 - May 31, 2018	2,515,286	$9.37	2,515,286	(1)
June 1, 2018 - June 30, 2018	—	$—	—	(1)
Total	2,515,286		2,515,286	(1)
____________________________________

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
Unregistered Sales of Equity Securities
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
On August 10, 2018, the Board approved the adoption of the Cole Credit Property Trust IV, Inc. 2018 Equity Incentive Plan (the “Plan”). Under the Plan, the Board or a committee designated by the Board has the authority to grant restricted stock awards or deferred stock awards to non-employee directors of the Company, which will further align such directors’ interests with the interests of the Company’s stockholders. The Board or committee also has the authority to determine the terms of any award granted pursuant to the Plan, including vesting schedules, restrictions and acceleration of any restrictions. The Plan may be amended or terminated by the Board at any time.

Item 6.	Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

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
Date: August 13, 2018