Form 10-Q
period 2018-09-30
COLE CREDIT PROPERTY TRUST IV, INC.
filed 2018-11-13
CIK 1498547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 7, 2018, there were approximately 310.6 million shares of common stock, par value $0.01 per share, of Cole Credit Property Trust IV, Inc. outstanding.

COLE CREDIT PROPERTY TRUST IV, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands, except share and per share amounts) (Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Real estate assets:
Land	$1,190,130	$1,193,029
Buildings, fixtures and improvements	3,362,700	3,371,563
Intangible lease assets	582,760	589,930
Total real estate assets, at cost	5,135,590	5,154,522
Less: accumulated depreciation and amortization	(630,863)	(526,976)
Total real estate assets, net	4,504,727	4,627,546
Cash and cash equivalents	3,609	4,745
Restricted cash	10,301	9,098
Rents and tenant receivables, net	78,449	71,859
Due from affiliates	—	56
Derivative assets, prepaid expenses, revenue bonds and other assets	27,265	12,351
Deferred costs, net	2,325	3,034
Total assets	$4,626,676	$4,728,689
LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and credit facility, net	$2,452,927	$2,471,763
Accounts payable and accrued expenses	31,941	24,635
Due to affiliates	2,623	1,984
Intangible lease liabilities, net	38,428	45,572
Distributions payable	15,987	16,531
Deferred rental income and other liabilities	9,545	11,539
Total liabilities	2,551,451	2,572,024
Commitments and contingencies
Redeemable common stock and noncontrolling interest	184,975	186,453
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 490,000,000 shares authorized, 311,440,413 and 311,582,319 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	3,114	3,116
Capital in excess of par value	2,607,297	2,607,300
Accumulated distributions in excess of earnings	(741,161)	(646,834)
Accumulated other comprehensive income	21,000	6,630
Total stockholders’ equity	1,890,250	1,970,212
Total liabilities, redeemable common stock, noncontrolling interest and stockholders’ equity	$4,626,676	$4,728,689
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Rental income	$91,771	$94,103	$279,028	$278,354
Tenant reimbursement income	13,934	12,921	43,575	37,954
Total revenues	105,705	107,024	322,603	316,308
Operating expenses:
General and administrative	3,678	3,270	10,748	10,301
Property operating	7,154	7,345	22,213	20,881
Real estate tax	9,597	9,276	28,614	27,646
Advisory fees and expenses	10,917	11,149	32,360	32,863
Acquisition-related	306	110	509	1,520
Depreciation and amortization	34,290	36,461	106,772	106,145
Impairment	—	1,658	—	1,658
Total operating expenses	65,942	69,269	201,216	201,014
Operating income	39,763	37,755	121,387	115,294
Other income (expense):
Interest expense and other, net	(24,687)	(23,335)	(71,664)	(67,968)
Income before real estate dispositions	15,076	14,420	49,723	47,326
(Loss) gain on disposition of real estate, net	(171)	15,349	2,080	16,801
Net income	14,905	29,769	51,803	64,127
Net income allocated to noncontrolling interest	33	33	100	99
Net income attributable to the Company	$14,872	$29,736	$51,703	$64,028
Weighted average number of common shares outstanding:
Basic and diluted	311,426,766	311,649,032	311,504,309	311,698,622
Net income per common share:
Basic and diluted	$0.05	$0.10	$0.17	$0.21
Distributions declared per common share	$0.16	$0.16	$0.47	$0.47
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (in thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$14,905	$29,769	$51,803	$64,127
Other comprehensive income
Unrealized gain (loss) on interest rate swaps	2,770	99	17,106	(2,175)
Amount of (gain) loss reclassified from other comprehensive income into income as interest expense and other, net	(1,223)	447	(3,224)	2,857
Total other comprehensive income	1,547	546	13,882	682

Comprehensive income	16,452	30,315	65,685	64,809
Comprehensive income allocated to noncontrolling interest	33	33	100	99
Comprehensive income attributable to the Company	$16,419	$30,282	$65,585	$64,710
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
 (in thousands, except share amounts) (Unaudited)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2018	311,582,319	$3,116	$2,607,300	$(646,834)	$6,630	$1,970,212
Cumulative effect of accounting changes	—	—	—	(488)	488	—
Issuance of common stock	7,275,582	73	69,763	—	—	69,836
Distributions declared	—	—	—	(145,542)	—	(145,542)
Redemptions of common stock	(7,417,488)	(75)	(71,144)	—	—	(71,219)
Changes in redeemable common stock	—	—	1,378	—	—	1,378
Comprehensive income	—	—	—	51,703	13,882	65,585
Balance, September 30, 2018	311,440,413	$3,114	$2,607,297	$(741,161)	$21,000	$1,890,250
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands) (Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$51,803	$64,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	105,540	104,220
Amortization of deferred financing costs	4,028	3,958
Amortization of fair value adjustment of mortgage notes payable assumed	(66)	(64)
Straight-line rental income	(6,280)	(7,651)
Bad debt expense	226	1,637
Impairment of real estate assets	—	1,658
Fair value adjustment to contingent consideration	—	(337)
Ineffectiveness of interest rate swaps	—	(80)
Write-off of deferred financing costs	—	896
Gain on disposition of real estate assets, net	(2,080)	(16,801)
Changes in assets and liabilities:
Rents and tenant receivables	(505)	1,667
Prepaid expenses and other assets	(1,478)	(1,503)
Accounts payable and accrued expenses	7,221	7,819
Deferred rental income and other liabilities	(1,788)	47
Due from affiliates	56	54
Due to affiliates	639	(1,549)
Net cash provided by operating activities	157,316	158,098
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(6,087)	(309,412)
Investment in revenue bonds	—	(2,081)
Proceeds from disposition of real estate assets	18,356	97,154
Payment of property escrow deposits	—	(11,416)
Refund of property escrow deposits	—	11,666
Proceeds from the settlement of insurance claims	240	60
Net cash provided by (used in) investing activities	12,509	(214,029)
Cash flows from financing activities:
Redemptions of common stock	(71,219)	(78,623)
Distributions to stockholders	(76,250)	(69,270)
Proceeds from notes payable and credit facility	138,000	1,514,706
Repayments of notes payable and credit facility	(160,089)	(1,300,001)
Payment of loan deposits	—	(1,064)
Refund of loan deposits	—	1,064
Deferred financing costs paid	—	(13,228)
Distributions to noncontrolling interest	(200)	(214)
Net cash (used in) provided by financing activities	(169,758)	53,370
Net increase (decrease) in cash and cash equivalents and restricted cash	67	(2,561)
Cash and cash equivalents and restricted cash, beginning of period	13,843	17,794
Cash and cash equivalents and restricted cash, end of period	$13,910	$15,233
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$3,609	$4,231
Restricted cash	10,301	11,002
Total cash and cash equivalents and restricted cash	$13,910	$15,233
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited)
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
In addition, as part of the Transaction, VEREIT OP and CCO Group, LLC entered into a services agreement (the “Services Agreement”) pursuant to which VEREIT OP is obligated to provide certain services to CCO Group and to the Company, Cole Credit Property Trust V, Inc. (“CCPT V”), Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”), Cole Office & Industrial (CCIT III), Inc. (“CCIT III”) and Cole Real Estate Income Strategy (Daily NAV), Inc. (“Cole Income NAV Strategy”) (CCPT V, CCIT II, CCIT III, Cole Income NAV Strategy and the Company, collectively, the “Cole REITs®”), including operational real estate support. VEREIT OP is obligated to provide such services through March 31, 2019 (or, if later, the date of the last government filing other than a tax filing made by any of the Cole REITs with respect to its 2018 fiscal year) (the “Initial Services Term”) and is obligated to provide consulting and research services through December 31, 2023 as requested by CCO Group, LLC.
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
On January 26, 2012, pursuant to a Registration Statement on Form S-11 (Registration No. 333-169533) (the “Registration Statement”) filed under the Securities Act of 1933, as amended (the “Securities Act”), the Company commenced its initial public offering on a “best efforts” basis of up to a maximum of $2.975 billion in shares of common stock (the “Offering”). The Company ceased issuing shares in the Offering on April 4, 2014.
The Company registered $247.0 million of shares of common stock under the distribution reinvestment plan (the “DRIP”) pursuant to a Registration Statement filed on Form S-3 (Registration No. 333-192958) (the “Initial DRIP Offering”), which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 19, 2013 and automatically became effective with the SEC upon filing. The Company ceased issuing shares under the Initial DRIP Offering effective as of June 30, 2016.
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

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) – (Continued)

On March 29, 2018, the Company’s board of directors (the “Board”) established an updated estimated per share net asset value (“NAV”) of the Company’s common stock, as of December 31, 2017, of $9.37 per share. Commencing on March 29, 2018, distributions are reinvested in shares of the Company’s common stock under the DRIP at a price of $9.37 per share, the estimated per share NAV as of December 31, 2017, as determined by the Board. Additionally, as of March 29, 2018, $9.37 serves as the estimated per share NAV for purposes of the share redemption program. The Board establishes an updated per share NAV of the Company’s common stock on an annual basis for purposes of assisting broker-dealers that participated in the Offering in meeting their customer account reporting obligations under National Association of Securities Dealers Conduct Rule 2340, having previously established a per share NAV as of August 31, 2015, September 30, 2016 and December 31, 2016.
As of September 30, 2018, the Company had issued approximately 346.5 million shares of its common stock in the Offerings, including 48.2 million shares issued in the DRIP Offerings, for gross offering proceeds of $3.4 billion before organization and offering costs, selling commissions and dealer manager fees of $306.0 million. As of September 30, 2018, the Company owned 896 properties, including nine properties owned through a consolidated joint venture arrangement (the “Consolidated Joint Venture”), comprising 26.8 million rentable square feet of commercial space located in 45 states. As of September 30, 2018, the rentable square feet at these properties was 97.1% leased, including month-to-month agreements, if any.
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
September 30, 2018 (Unaudited) – (Continued)

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
As of September 30, 2018 and December 31, 2017, the Company determined that it had a controlling interest in the Consolidated Joint Venture and therefore met the GAAP requirements for consolidation.
Reclassifications
In connection with the adoption of Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), and ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), certain reclassifications have been made to prior period balances to conform to the current presentation in the condensed consolidated statements of cash flows. Under ASU 2016-15, the Company reclassified $60,000 of proceeds from the settlement of insurance claims from cash flows from operating activities to cash flows from investing activities for the nine months ended September 30, 2017. Under ASU 2016-18, transfers to or from restricted cash, which have previously been shown in the Company’s investing activities section of the condensed consolidated statements of cash flows, are now required to be shown as part of the total change in cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows. This change resulted in a decrease in cash flows from investing activities of $3.0 million during the nine months ended September 30, 2017.
The Company adopted ASU 2017-12, as defined in “Recent Accounting Pronouncements,” during the first quarter of fiscal year 2018. Accordingly, for the nine months ended September 30, 2018, the Company recorded a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of accumulated distributions in excess of earnings of $488,000.
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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) – (Continued)

estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the nine months ended September 30, 2018. The Company is in the process of determining if anticipated holding periods for certain properties may materially differ from the initial intended holding periods for such properties, which could result in an impairment charge in the future. As part of the Company’s quarterly impairment review procedures, the Company recorded impairment charges of $1.7 million related to one property as a result of delinquent rental payments during the nine months ended September 30, 2017. The assumptions and uncertainties utilized in the evaluation of the impairment of real estate assets are discussed in detail in Note 3 — Fair Value Measurements. See also Note 4 — Real Estate Assets for further discussion regarding real estate investment activity.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the assets related to the property and estimate its fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount is then recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of September 30, 2018 or December 31, 2017.
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
Redeemable Noncontrolling Interest in Consolidated Joint Venture
On June 27, 2014, the Company completed the formation of the Consolidated Joint Venture. Pursuant to the joint venture agreement, the joint venture partner has a right to exercise an option (the “Option”), which became effective on June 27, 2016, whereby the Company will be required to purchase the ownership interest of the joint venture partner at fair market value. As of September 30, 2018, the Option has not been exercised. The Company determined it had a controlling interest in the Consolidated Joint Venture and, therefore, met the GAAP requirements for consolidation. The Company recorded net income of $100,000 and paid distributions of $200,000 related to the noncontrolling interest during the nine months ended September 30, 2018. The Company recorded the noncontrolling interest of $2.3 million and $2.4 million as of September 30, 2018 and

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) – (Continued)

December 31, 2017, respectively, as temporary equity in the mezzanine section of the condensed consolidated balance sheets, due to the ability to exercise the Option being outside the control of the Company.
Restricted Cash
The Company had $10.3 million and $9.1 million in restricted cash as of September 30, 2018 and December 31, 2017, respectively. Included in restricted cash was $2.7 million and $3.7 million held by lenders in lockbox accounts, as of September 30, 2018 and December 31, 2017, respectively. As part of certain debt agreements, rents from certain encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess is disbursed to the Company. Also included in restricted cash was $7.6 million and $5.4 million held by lenders in escrow accounts for real estate taxes and other lender reserves for certain properties, in accordance with the associated lender’s loan agreement, as of September 30, 2018 and December 31, 2017, respectively.
Revenue Recognition
Certain properties have leases where the minimum rental payment increases during the term of the lease. The Company records rental income for the full term of each lease on a straight-line basis when earned and collectability is reasonably assured. When the Company acquires a property, the terms of existing leases are considered to commence as of the acquisition date for the purpose of this calculation. The Company defers the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Expected reimbursements from tenants for recoverable real estate taxes and operating expenses are included in tenant reimbursement income in the period when such costs are incurred. Effective January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Revenue Recognition, Accounting Standards Codification (“ASC”) Topic 605 and requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company records revenue for real estate taxes and insurance reimbursed by its tenants on the leased properties, with offsetting expenses in real estate taxes and property operating expenses, respectively, within the condensed consolidated statements of operations as the Company has concluded it is the primary obligor. The Company has identified its revenue streams as rental income from leasing arrangements and tenant reimbursement income, which are outside of the scope of Topic 606. The Company adopted ASU 2014-09 using the modified retrospective approach and determined it did not have a material impact on the Company’s condensed consolidated financial statements.
The Company continually reviews receivables related to rent, including any straight-line rent, and current and future operating expense reimbursements from tenants, and determines their collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is uncertain, the Company will record an increase in the allowance for uncollectible accounts. As of September 30, 2018 and December 31, 2017, the Company had an allowance for uncollectible accounts of $706,000 and $1.5 million, respectively.
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
In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The amendments in this update require that most lease obligations be recognized as a right of use asset with a corresponding liability on the balance sheet. The guidance also requires additional qualitative and quantitative disclosures to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 and subsequent amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The guidance, including optional practical expedients, should be implemented for the earliest period presented using a modified retrospective approach. The Company is currently in the process of finalizing its assessment of its inventory of leases that will be impacted by adoption of the new guidance. The Company does not expect the adoption to have a material impact on the accounting treatment of the Company’s net leases, which are the primary source of the Company’s revenues.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). The targeted amendments in this ASU are designed to help simplify

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) – (Continued)

certain aspects of hedge accounting and result in a more accurate portrayal of the economics of an entity’s risk management activities in its financial statements. ASU 2017-12 applies to the Company’s interest rate swaps designated as cash flow hedges. ASU 2017-12 requires all changes in the fair value of highly effective cash flow hedges to be recorded in accumulated other comprehensive income. Under current GAAP, the ineffective portion of the change in fair value of cash flow hedges is recognized directly in earnings. This eliminates the requirement to separately measure and disclose ineffectiveness for qualifying cash flow hedges. ASU 2017-12 is effective for public entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. ASU 2017-12 is required to be adopted using a modified retrospective approach with early adoption permitted. The Company early adopted ASU 2017-12 during the first quarter of fiscal year 2018. Accordingly, during the nine months ended September 30, 2018, the Company recorded a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of accumulated distributions in excess of earnings of $488,000.
In August 2018, the FASB issued ASU No. 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This ASU amends and removes several disclosure requirements including the valuation processes for Level 3 fair value measurements. ASU 2018-13 also modifies some disclosure requirements and requires additional disclosures for changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and requires the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The provisions of ASU 2018-13 are effective January 1, 2020 using a prospective transition method for amendments effecting changes in unrealized gains and losses, significant unobservable inputs used to develop Level 3 fair value measurements and narrative description on uncertainty of measurements. The remaining provisions of the ASU are to be applied retrospectively, and early adoption is permitted. The Company is evaluating the impact of this ASU's adoption, and does not believe this ASU will have a material impact on its condensed consolidated financial statements.
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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Notes payable and credit facility — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of September 30, 2018, the estimated fair value of the Company’s debt was $2.46 billion, compared to a carrying value of $2.47 billion. The estimated fair value of the Company’s debt as of December 31, 2017 was $2.48 billion, compared to a carrying value of $2.49 billion.
Derivative instruments — The Company’s derivative instruments are comprised of interest rate swaps. All derivative instruments are carried at fair value and are valued using Level 2 inputs. The fair value of these instruments is determined using

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) – (Continued)

interest rate market pricing models. In addition, credit valuation adjustments are incorporated into the fair values to account for the Company’s potential nonperformance risk and the performance risk of the respective counterparties.
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2018 and December 31, 2017, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Revenue bonds — The Company’s revenue bonds were acquired in connection with the purchase of an anchored shopping center. The bonds have a 9.0% interest rate and mature on November 1, 2044. These investments are initially recognized in derivative assets, prepaid expenses, revenue bonds and other assets on the condensed consolidated balance sheets and are subsequently measured using amortized cost. The fair value estimates of the Company’s revenue bonds are based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques including discounted cash flow analysis. This analysis reflects the contractual terms of the bonds, including the period to maturity, and uses unobservable market-based inputs, including discount rates ranging from 7.75% to 9.0%. As a result, the Company has determined that its revenue bonds are classified in Level 3 of the fair value hierarchy. As of September 30, 2018, the estimated fair value of the Company’s revenue bonds was $2.1 million. The Company has these investments classified as held-to-maturity securities. The Company’s investments in revenue bonds are reviewed for impairment, including the evaluation of changes in events or circumstances that may indicate that the carrying amount of the investment may not be recoverable.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of September 30, 2018 and December 31, 2017, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) – (Continued)

Items Measured at Fair Value on a Recurring Basis
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 (in thousands):

	Balance as of September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Interest rate swaps	$21,000	$—	$21,000	$—
Total financial assets	$21,000	$—	$21,000	$—

	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Interest rate swaps	$7,324	$—	$7,324	$—
Total financial assets	$7,324	$—	$7,324	$—
Financial liabilities:
Interest rate swaps	$(206)	$—	$(206)	$—
Total financial liabilities	$(206)	$—	$(206)	$—
The following are reconciliations of the changes in financial assets and liabilities with Level 3 inputs in the fair value hierarchy for the nine months ended September 30, 2018 and 2017 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning Balance, December 31, 2017	$2,067
Revenue bond payments received	(5)
Ending Balance, September 30, 2018	$2,062

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning Balance, December 31, 2016	$(337)
Purchases and fair value adjustments:
Revenue bond purchases	2,081
Contingent consideration fair value adjustments	337
Ending Balance, September 30, 2017	$2,081
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
As discussed in Note 4 — Real Estate Assets, during the nine months ended September 30, 2017, real estate assets related to one property totaling approximately 5,000 square feet were deemed to be impaired and their carrying values were reduced to an estimated fair value of $1.0 million, resulting in impairment charges of $1.7 million. No impairment charges were recorded during the nine months ended September 30, 2018. The Company estimates fair values using Level 3 inputs and using a combined income and market approach, specifically using discounted cash flow analysis and recent comparable sales transactions. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgment and to make certain key assumptions, including, but not limited to, the following: (1) terminal

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) – (Continued)

capitalization; (2) discount rates; (3) the number of years the property will be held; (4) property operating expenses; and (5) re-leasing assumptions, including the number of months to re-lease, market rental income and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and the future performance and sustainability of the Company’s tenants.
The following table presents the impairment charges by asset class recorded during the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended
	September 30, 2018	September 30, 2017
Asset class impaired:
Land	$—	$375
Buildings, fixtures and improvements	—	887
Intangible lease assets	—	396
Total impairment loss	$—	$1,658
NOTE 4 — REAL ESTATE ASSETS
2018 Property Acquisitions
During the nine months ended September 30, 2018, the Company did not acquire any properties.
2018 Property Dispositions
During the nine months ended September 30, 2018, the Company disposed of 13 retail properties for an aggregate gross sales price of $19.0 million, resulting in proceeds of $18.4 million after closing costs and a gain of $2.1 million. No disposition fees were paid to CR IV Advisors or its affiliates in connection with the sale of the properties and the Company has no continuing involvement with these properties. The gain on sale of real estate is included in (loss) gain on disposition of real estate, net in the condensed consolidated statements of operations.
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
The following table summarizes the consideration transferred for the properties purchased during the nine months ended September 30, 2017 (in thousands):

2017 Acquisitions
Real estate assets:
Purchase price of asset acquisitions	$245,138
Purchase price of business combinations	55,386
Total purchase price of real estate assets acquired (1)	$300,524
______________________

(1)
The weighted average amortization period for the 2017 Acquisitions is 16.6 years for acquired in-place leases and other intangibles, 13.6 years for acquired above-market leases and 8.5 years for acquired intangible lease liabilities.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) – (Continued)

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
During the nine months ended September 30, 2017, the Company acquired a 100% interest in four commercial properties for an aggregate purchase price of $55.4 million, which were accounted for as business combinations (the “2017 Business Combination Acquisitions”). The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation for the 2017 Business Combination Acquisitions purchased during the nine months ended September 30, 2017 (in thousands):

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
The following information summarizes selected financial information of the Company as if all of the 2017 Business Combination Acquisitions were completed on January 1, 2016 for each period presented below. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the three and nine months ended September 30, 2017 and 2016 (in thousands):

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
September 30, 2018 (Unaudited) – (Continued)

The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2016, nor does it purport to represent the results of future operations.
2017 Property Dispositions
During the nine months ended September 30, 2017, the Company disposed of 14 retail properties for an aggregate gross sales price of $98.6 million, resulting in proceeds of $64.1 million after closing costs and the repayment of the $33.0 million variable rate debt secured by one of the disposed properties and a gain of $16.8 million. No disposition fees were paid to CR IV Advisors or its affiliates in connection with the sale of the properties and the Company has no continuing involvement with these properties. The gain on sale of real estate is included in (loss) gain on disposition of real estate, net in the condensed consolidated statements of operations.
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
During the nine months ended September 30, 2017, one property with a carrying value of $2.7 million was deemed to be impaired and its carrying value was reduced to an estimated fair value of $1.0 million, resulting in impairment charges of $1.7 million, which were recorded in the consolidated statements of operations. See Note 3 — Fair Value Measurements for a further discussion regarding these impairment charges.
Consolidated Joint Venture
As of September 30, 2018, the Company had an interest in a Consolidated Joint Venture that owns and manages nine properties, with total assets of $51.3 million, which included $9.3 million of land, $42.0 million of buildings and improvements, and $5.6 million of intangible lease assets, net of accumulated depreciation and amortization of $6.4 million, and total liabilities of $785,000. The Consolidated Joint Venture does not have any debt outstanding as of September 30, 2018. The Company has the ability to control operating and financial policies of the Consolidated Joint Venture. There are restrictions on the use of these assets as the Company would generally be required to obtain the partner’s (the “Consolidated Joint Venture Partner”) approval in accordance with the joint venture agreement for any major transactions. The Company and the Consolidated Joint Venture Partner are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.
NOTE 5 — INTANGIBLE LEASE ASSETS
Intangible lease assets consisted of the following as of September 30, 2018 and December 31, 2017 (in thousands, except weighted average life remaining):

	September 30, 2018	December 31, 2017
In-place leases and other intangibles, net of accumulated amortization of $195,804 and $166,874, respectively (with a weighted average life remaining of 10.0 years and 10.5 years, respectively)
	$320,165	$355,683
Acquired above-market leases, net of accumulated amortization of $30,260 and $25,626, respectively (with a weighted average life remaining of 8.3 years and 8.7 years, respectively)
	36,531	41,747
	$356,696	$397,430
Amortization of the above-market leases is recorded as a reduction to rental revenue, and amortization expense for the in-place leases and other intangibles is included in depreciation and amortization in the accompanying condensed consolidated statements of operations. The following table summarizes the amortization expense related to the intangible lease assets for the three and nine months ended September 30, 2018 and 2017 (in thousands):

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) – (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
In-place lease and other intangible amortization	$10,464	$12,567	$35,077	$35,402
Above-market lease amortization	$1,514	$1,877	$5,217	$5,498
As of September 30, 2018, the estimated amortization expense relating to the intangible lease assets is as follows (in thousands):

	Amortization Expense
	In-Place Leases and Other Intangibles	Above-Market Leases
Remainder of 2018	$10,498	$1,573
2019	$38,164	$5,190
2020	$35,830	$4,614
2021	$32,409	$3,991
2022	$30,281	$3,663
NOTE 6 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. During the nine months ended September 30, 2018, three of the Company’s interest rate swap agreements matured. As of September 30, 2018, the Company had eight executed interest rate swap agreements. The following table summarizes the terms of the Company’s executed interest rate swap agreements designated as hedging instruments as of September 30, 2018 and December 31, 2017 (dollar amounts in thousands):

			Outstanding Notional				Fair Value of Assets
	Balance Sheet		Amount as of	Interest	Effective	Maturity	September 30,	December 31,
	Location		September 30, 2018	Rates (1)	Dates	Dates	2018	2017
Interest Rate Swaps	Derivative assets, prepaid expenses, revenue bonds and other assets	(2)	$1,005,066	2.55% to 4.75%	8/23/2013 to 8/15/2018	3/1/2019 to 7/1/2021	$21,000	$4,717
____________________________________

(1)	The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of September 30, 2018.

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
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the derivative instruments that are designated as hedges is recorded in other comprehensive income, with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the three months ended September 30, 2018 and 2017, the amounts reclassified were a gain of $1.2 million and a loss of $447,000, respectively, and for the nine months ended September 30, 2018 and 2017, the amounts reclassified were a gain of $3.2 million and a loss of $2.9 million, respectively. During the next 12 months, the Company estimates that an additional $6.8 million will be reclassified from other comprehensive income as a decrease to interest expense. The Company classifies cash flows from interest rate swap agreements as net cash provided by operating activities on the condensed consolidated statements of cash flows, as the Company’s accounting policy is to present cash flows from hedging instruments in the same category in the condensed consolidated statements of cash flows as the category for cash flows from hedged items.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) – (Continued)

The Company has agreements with each of its derivative counterparties that contain provisions whereby if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value, inclusive of interest payments and accrued interest. As of September 30, 2018, all derivatives were in an asset position. Therefore, there was no termination value as of September 30, 2018. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of September 30, 2018.
NOTE 7 — NOTES PAYABLE AND CREDIT FACILITY
As of September 30, 2018, the Company had $2.5 billion of debt outstanding, including net deferred financing costs, with weighted average years to maturity of 3.5 years and a weighted average interest rate of 3.9%. The weighted average years to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date. Should a loan not be repaid by its scheduled repayment date, the applicable interest rate will increase as specified in the respective loan agreement. The following table summarizes the debt balances as of September 30, 2018 and December 31, 2017, and the debt activity for the nine months ended September 30, 2018 (in thousands):

		During the Nine Months Ended September 30, 2018
	Balance as of December 31, 2017	Debt Issuances & Assumptions (1)	Repayments	Accretion and (Amortization)	Balance as of September 30, 2018
Fixed rate debt	$1,217,377	$—	$(24,089)	$—	$1,193,288
Variable rate debt	20,500	—	—	—	20,500
Credit facility	1,251,000	138,000	(136,000)	—	1,253,000
Total debt	2,488,877	138,000	(160,089)	—	2,466,788
Net premiums (2)	419	—	—	(66)	353
Deferred costs (3)	(17,533)	—	—	3,319	(14,214)
Total debt, net	$2,471,763	$138,000	$(160,089)	$3,253	$2,452,927
____________________________________

(1)	Includes deferred financing costs incurred during the period.

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
As of September 30, 2018, the fixed rate debt outstanding of $1.2 billion included $193.4 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rates per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 2.6% to 5.0% per annum. The fixed rate debt outstanding matures on various dates from September 1, 2019 through October 1, 2025. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $2.1 billion as of September 30, 2018. Each of the mortgage notes payable, comprising the fixed rate debt, is secured by the respective properties on which the debt was placed. As of September 30, 2018, the variable rate debt outstanding of $20.5 million had a weighted average interest rate of 5.4%. The variable rate debt outstanding matures on February 26, 2020. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the variable rate debt outstanding was $40.8 million as of September 30, 2018.
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

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) – (Continued)

Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month London Interbank Offered Rate (“LIBOR”) multiplied by the statutory reserve rate (the “Eurodollar Rate”) plus an interest rate spread ranging from 1.65% to 2.25% or (ii) a base rate, ranging from 0.65% to 1.25%, plus the greater of: (a) JPMorgan Chase’s Prime Rate; (b) the Federal Funds Effective Rate (as defined in the Second Amended and Restated Credit Agreement) plus 0.50%; or (c) the one-month LIBOR multiplied by the statutory reserve rate plus 1.00%. As of September 30, 2018, the Revolving Loans outstanding totaled $203.0 million at a weighted average interest rate of 4.0%. As of September 30, 2018, the Term Loan outstanding totaled $1.05 billion, $811.7 million of which is subject to interest rate swap agreements (the “Swapped Term Loan”). The interest rate swap agreements had the effect of fixing the Eurodollar Rate per annum of the Swapped Term Loan. As of September 30, 2018, the weighted average all-in rate for the Swapped Term Loan was 3.8%. As of September 30, 2018, the Company had $1.25 billion outstanding under the Credit Facility at a weighted average interest rate of 3.8% and $145.2 million in unused capacity, subject to borrowing availability.
The Second Amended and Restated Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Second Amended and Restated Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to the sum of (i) $2.0 billion plus (ii) 75% of the equity issued minus (iii) the aggregate amount of any redemptions or similar transaction from the date of the Second Amended and Restated Credit Agreement, a leverage ratio less than or equal to 60%, a fixed charge coverage ratio greater than 1.50, an unsecured debt to unencumbered asset value ratio equal to or less than 60%, an unsecured debt service coverage ratio greater than 1.75, a secured debt ratio equal to or less than 40% and the amount of secured debt that is recourse debt at no greater than 15% of total asset value. The Company believes it was in compliance with the financial covenants under the Second Amended and Restated Credit Agreement, as well as the financial covenants under the Company’s various fixed and variable rate debt agreements, as of September 30, 2018.
Maturities
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt subsequent to September 30, 2018 (in thousands):

Principal Repayments
Remainder of 2018	$122
2019	49,799
2020	333,215
2021	303,603
2022	1,092,464
Thereafter	687,585
Total	$2,466,788
NOTE 8 — INTANGIBLE LEASE LIABILITIES
Intangible lease liabilities of the Company consisted of the following as of September 30, 2018 and December 31, 2017 (in thousands, except weighted average life):

	September 30, 2018	December 31, 2017
Acquired below-market leases, net of accumulated amortization of $37,306 and $31,330, respectively (with a weighted average life remaining of 7.0 years and 7.5 years, respectively)
	$38,428	$45,572
Amortization of below-market leases is recorded as an increase to rental revenue in the accompanying condensed consolidated statements of operations. The following table summarizes the amortization of intangible lease liabilities for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Amortization of below-market leases	$2,151	$2,898	$6,494	$7,469

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) – (Continued)

As of September 30, 2018, the estimated amortization of the intangible lease liabilities is as follows (in thousands):

Amortization of Below-Market Leases
Remainder of 2018	$2,093
2019	$7,404
2020	$6,600
2021	$4,479
2022	$3,724
NOTE 9 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the nine months ended September 30, 2018 and 2017 are as follows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$15,987	$16,001
Accrued capital expenditures	$277	$535
Common stock issued through distribution reinvestment plan	$69,836	$76,851
Change in fair value of interest rate swaps	$13,882	$682
Supplemental Cash Flow Disclosures:
Interest paid	$68,626	$63,045
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
September 30, 2018 (Unaudited) – (Continued)

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
Disposition fees
If CR IV Advisors or its affiliates provide a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more properties (or the Company’s entire portfolio), the Company will pay CR IV Advisors or its affiliates a disposition fee in an amount equal to up to one-half of the real estate or brokerage commission paid by the Company to third parties on the sale of such property, not to exceed 1.0% of the contract price of the property sold; provided, however, in no event may the total disposition fees paid to CR IV Advisors, its affiliates and unaffiliated third parties exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. During the three and nine months ended September 30, 2018 and 2017, no disposition fees were incurred for any such services provided by CR IV Advisors or its affiliates.
Subordinated performance fees
If the Company is sold or its assets are liquidated, CR IV Advisors will be entitled to receive a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after stockholders have received, from regular distributions plus special distributions paid from proceeds of such sale, a return of their net capital invested and an 8.0% annual cumulative, non-compounded return. Alternatively, if the Company’s shares are listed on a national securities exchange, CR IV Advisors will be entitled to a subordinated performance fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing, exceeds the sum of the total amount of capital raised from stockholders and the amount of distributions necessary to generate an 8.0% annual cumulative, non-compounded return to stockholders. As an additional alternative, upon termination of the advisory agreement, CR IV Advisors may be entitled to a subordinated performance fee similar to the fee to which CR IV Advisors would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination. During the three and nine months ended September 30, 2018 and 2017, no subordinated performance fees were incurred related to any such events.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) – (Continued)

The Company recorded fees and expense reimbursements as shown in the table below for services provided by CR IV Advisors or its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Acquisition fees and expenses	$305	$2,338	$503	$6,336
Advisory fees and expenses	$10,917	$11,149	$32,360	$32,863
Operating expenses	$1,458	$1,072	$3,944	$3,495
Of the amounts shown above, $2.6 million and $3.8 million had been incurred, but not yet paid, for services provided by CR IV Advisors or its affiliates in connection with the acquisition and operations activities during the nine months ended September 30, 2018 and 2017, respectively, and such amounts were recorded as liabilities of the Company as of such dates.
Due to/from Affiliates
As of September 30, 2018 and December 31, 2017, $2.6 million and $2.0 million, respectively, had been incurred primarily for advisory fees and operating expenses by CR IV Advisors or its affiliates, but had not yet been reimbursed by the Company. These amounts were included in due to affiliates in the condensed consolidated balance sheets for such periods.
As of December 31, 2017, $56,000 was due from CR IV Advisors or its affiliates related to amounts received by affiliates of the advisor which were due to the Company. No such amounts were due to the Company as of September 30, 2018.
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
Services Agreement
Pursuant to the Services Agreement, VEREIT OP is obligated to provide certain services to CCO Group and to the Company, including operational real estate support. VEREIT OP is obligated to provide such services through March 31, 2019 (or, if later, the date of the last government filing other than a tax filing made by any of the Cole REITs with respect to its 2018 fiscal year) and is obligated to provide consulting and research services through December 31, 2023 as requested by CCO Group, LLC.
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
NOTE 13 — OPERATING LEASES
The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2018, the leases had a weighted-average remaining term of 9.2 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) – (Continued)

As of September 30, 2018, the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, was as follows (in thousands):

Future Minimum Rental Income
Remainder of 2018	$89,403
2019	354,069
2020	343,312
2021	326,513
2022	309,891
Thereafter	1,976,690
Total	$3,399,878
A certain amount of the Company’s rental income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the nine months ended September 30, 2018 and 2017, the amount of the contingent rent earned by the Company was not significant.
NOTE 14 — SUBSEQUENT EVENTS
The following events occurred subsequent to September 30, 2018:
Redemption of Shares of Common Stock
Subsequent to September 30, 2018, the Company redeemed approximately 2.4 million shares pursuant to the Company’s share redemption program for $22.6 million (at an average price per share of $9.37). Management, in its discretion, limited the amount of shares redeemed for the three months ended September 30, 2018 to shares issued in the DRIP Offerings during the respective period. The remaining redemption requests received during the three months ended September 30, 2018 totaling approximately 15.0 million shares went unfulfilled.

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
As part of the Transaction, pursuant to the Services Agreement, VEREIT OP is obligated to provide certain services to CCO Group and to us, including operational real estate support. VEREIT OP is obligated to provide such services through March 31, 2019 (or, if later, the date of the last government filing other than a tax filing made by any of the Cole REITs with respect to its 2018 fiscal year) and is obligated to provide consulting and research services through December 31, 2023 as requested by CCO Group, LLC.
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
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our indebtedness and acquisition and operating expenses. Rental and other property income accounted for 87% and

88% of our total revenue for the three months ended September 30, 2018 and 2017, respectively, and 86% and 88% of total revenue for the nine months ended September 30, 2018 and 2017, respectively. As 97.1% of our rentable square feet was under lease, including any month-to-month agreements, as of September 30, 2018, with a weighted average remaining lease term of 9.2 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. CR IV Advisors regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, any available credit rating agency reports on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If CR IV Advisors identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
Operating Highlights and Key Performance Indicators
2018 Activity

•	Disposed of 13 retail properties for an aggregate sales price of $19.0 million.

•	Total debt decreased by $22.1 million, from $2.49 billion to $2.47 billion.
Portfolio Information
As of September 30, 2018, we owned 896 properties located in 45 states, the gross rentable square feet of which was 97.1% leased, including any month-to-month agreements, with a weighted average lease term remaining of 9.2 years. During the nine months ended September 30, 2018, we disposed of 13 properties for an aggregate sales price of $19.0 million. As of September 30, 2018, no single tenant or geographic location accounted for greater than 10% of our 2018 annualized rental income. As of September 30, 2018, we had certain industry concentrations in our property holdings. In particular, we had tenants in the discount store and pharmacy industries, which accounted for 15% and 10%, respectively, of our 2018 annualized rental income.
The following table shows the property statistics of our real estate assets, which exclude uncompleted development projects and any properties owned through unconsolidated joint ventures, as of September 30, 2018 and 2017:

	As of September 30,
	2018	2017
Number of commercial properties	896	908
Rentable square feet (in thousands) (1)	26,797	26,837
Percentage of rentable square feet leased	97.1%	97.5%
Percentage of investment-grade tenants (2)	39.3%	34.0%

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

The following table summarizes our real estate acquisition activity during the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Commercial properties acquired	—	13	—	40
Purchase price of acquired properties (in thousands)	$—	$113,857	$—	$300,524
Rentable square feet (in thousands) (1)	—	516	—	1,352
____________________________________
(1) Includes square feet of buildings on land parcels subject to ground leases.

Results of Operations
The following table provides summary information about our results of operations for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		2018 vs. 2017 Increase (Decrease)	Nine Months Ended September 30,		2018 vs. 2017 Increase (Decrease)
	2018	2017		2018	2017
Total revenues	$105,705	$107,024	$(1,319)	$322,603	$316,308	$6,295
General and administrative expenses	$3,678	$3,270	$408	$10,748	$10,301	$447
Property operating expenses	$7,154	$7,345	$(191)	$22,213	$20,881	$1,332
Real estate tax expenses	$9,597	$9,276	$321	$28,614	$27,646	$968
Advisory fees and expenses	$10,917	$11,149	$(232)	$32,360	$32,863	$(503)
Acquisition-related expenses	$306	$110	$196	$509	$1,520	$(1,011)
Depreciation and amortization	$34,290	$36,461	$(2,171)	$106,772	$106,145	$627
Operating income	$39,763	$37,755	$2,008	$121,387	$115,294	$6,093
Interest expense and other, net	$24,687	$23,335	$1,352	$71,664	$67,968	$3,696
Net income attributable to the Company	$14,872	$29,736	$(14,864)	$51,703	$64,028	$(12,325)
Revenue
Our revenues consist primarily of rental and other property income from net leased commercial properties. We also incur certain operating expenses that are subject to reimbursement by our tenants, which results in tenant reimbursement income.
The decrease in revenue of $1.3 million during the three months ended September 30, 2018, as compared to the same period in 2017, was primarily due to the disposition of 14 properties, offset by the acquisition of two rental income-producing properties, subsequent to September 30, 2017. Rental income from net leased commercial properties accounted for 87% of our total revenue for the three months ended September 30, 2018, compared to 88% for the same period in 2017. We also incurred certain operating expenses subject to reimbursement by our tenants, which resulted in $13.9 million of tenant reimbursement income during the three months ended September 30, 2018, compared to $12.9 million during the same period in 2017.
The increase in revenue of $6.3 million during the nine months ended September 30, 2018, as compared to the same period in 2017, was primarily due to an increase in certain operating operating expenses subject to reimbursement by our tenants, which resulted in $43.6 million and $38.0 million in tenant reimbursement income during the nine months ended September 30, 2018 and 2017, respectively. Rental income from net leased commercial properties accounted for 86% and 88% of our total revenue for the nine months ended September 30, 2018 and 2017, respectively.
General and Administrative Expenses
The primary general and administrative expense items are operating expense reimbursements to our advisor, escrow and trustee fees, state franchise and income taxes, office expenses and accounting fees.
The increase in general and administrative expenses of $408,000 and $447,000 during the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017, was primarily due to increases in operating expense reimbursements to our advisor, offset by decreases in unused credit facility fees and office expenses, during the three and nine months ended September 30, 2018.
Property Operating Expenses
Property operating expenses such as property repairs, maintenance and property-related insurance include both reimbursable and non-reimbursable property expenses. We are reimbursed by tenants for certain property operating expenses in accordance with the respective lease agreements.
The decrease in property operating expenses of $191,000 during the three months ended September 30, 2018, as compared to the same period in 2017, was primarily due to the disposition of 14 properties subsequent to September 30, 2017 and a decrease in property-level bad debt during the three months ended September 30, 2018, offset by the acquisition and management of two additional rental-income producing properties subsequent to September 30, 2017, as well as recognizing a full period of property operating expenses on the 13 properties acquired during the three months ended September 30, 2017.

The increase in property operating expenses of $1.3 million during the nine months ended September 30, 2018, as compared to the same period in 2017, was primarily due to recognizing a full period of property operating expenses on the 40 properties acquired during the nine months ended September 30, 2017, as well as the acquisition and management of two additional rental income-producing properties, offset by the disposition of 14 properties subsequent to September 30, 2017.
Real Estate Tax Expenses
The increase in real estate tax expenses of $321,000 and $968,000 during the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017, was primarily due to the acquisition of two additional rental income-producing properties, offset by the disposition of 14 properties subsequent to September 30, 2017, as well as recognizing a full period of real estate tax expenses on the 13 and 40 properties acquired during the three and nine months ended September 30, 2017, respectively.
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
The decrease in advisory fees and expenses of $232,000 during the three months ended September 30, 2018, as compared to the same period in 2017, was due to a decrease in our average invested assets to $5.4 billion over the three months ended September 30, 2018, compared to $5.6 billion over the three months ended September 30, 2017.
The decrease in advisory fees and expenses of $503,000 during the nine months ended September 30, 2018, as compared to the same period in 2017, was due to a decrease in our average invested assets to $5.4 billion over the nine months ended September 30, 2018, compared to $5.5 billion over the nine months ended September 30, 2017.
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
The increase in acquisition-related expenses of $196,000 during the three months ended September 30, 2018, as compared to the same period in 2017, was primarily due to an increase in advisor reimbursements. Acquisitions made during the three months ended September 30, 2017 were all accounted for as asset acquisitions, and as such, acquisition costs were capitalized.
The decrease in acquisition-related expenses of $1.0 million during the nine months ended September 30, 2018, as compared to the same period in 2017, was primarily due to the acquisition of 40 commercial properties for an aggregate purchase price of $300.5 million during the nine months ended September 30, 2017, four of which which were accounted for as business combinations. No such costs were incurred during the nine months ended September 30, 2018.
Depreciation and Amortization
The decrease in depreciation and amortization expenses of $2.2 million during the three months ended September 30, 2018, as compared to the same period in 2017, was primarily due to the disposition of 14 properties, offset by the acquisition of two additional rental income-producing properties, subsequent to September 30, 2017, offset by recognizing a full period of depreciation and amortization expenses on the 13 properties acquired during the three months ended September 30, 2017.

The increase in depreciation and amortization expenses of $627,000 during the nine months ended September 30, 2018, as compared to the same period in 2017, was primarily due to recognizing a full period of depreciation and amortization expenses on the 40 properties acquired during the nine months ended September 30, 2017, as well as the acquisition of two additional rental income-producing properties, offset by the disposition of 14 properties, subsequent to September 30, 2017.
Interest Expense and Other, Net
Interest expense and other, net also includes amortization of deferred financing costs.
The increase in interest expense and other, net of $1.4 million and $3.7 million during the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017, was primarily due to an increase in the average aggregate amount of debt outstanding to $2.47 billion during both the three and nine months ended September 30, 2018, from $2.45 billion and $2.41 billion during the three and nine months ended September 30, 2017, respectively.
Same Store Properties
We review our stabilized operating results, measured by contract rental revenue, from properties that we owned for the entirety of both the current and prior year reporting periods, referred to as “same store” properties, and we believe that the presentation of operating results for same store properties provides useful information to stockholders. Contract rental revenue is a supplemental non-GAAP financial measure of real estate companies’ operating performance. Contract rental revenue is considered by management to be a helpful supplemental performance measure, as it provides a consistent method for the comparison of our properties. In determining the same store property pool, we include all properties that were owned for the entirety of both the current and prior reporting periods, except for properties during the current or prior year that were under development or redevelopment.
“Non-same store” properties, for purposes of the table below, includes properties acquired on or after July 1, 2017 and any properties under development or redevelopment. As shown in the table below, contract rental revenue on the 881 same store properties for the three months ended September 30, 2018 decreased $1.1 million to $87.3 million, compared to $88.4 million for the three months ended September 30, 2017. Tenant bankruptcies at seven same store properties account for $1.4 million of the net decrease in contract rental revenue for the three months ended September 30, 2018. The same store properties were 97.0% occupied as of September 30, 2018 and 97.5% occupied as of September 30, 2017. The following table shows the contract rental revenue from properties owned for both of the entire three months ended September 30, 2018 and 2017, along with a reconciliation to rental income, calculated in accordance with GAAP (dollar amounts in thousands):

	Number of Properties	Three Months Ended September 30,		Increase (Decrease)
		2018	2017	$ Change	% Change
Rental income – as reported		$91,771	$94,103	$(2,332)	(2)%
Less: Amortization (1)		623	1,006	(383)	(38)%
Less: Straight-line rental income		1,778	2,915	(1,137)	(39)%
Total contract rental revenue		89,370	90,182	(812)	(1)%

Less: “Non-same store” properties	15	2,068	445	1,623	365%
Less: Disposed properties (2)	17	—	1,288	(1,288)	(100)%
“Same store” properties	881	$87,302	$88,449	$(1,147)	(1.3)%
 ____________________________________
(1) Includes amortization of above- and below-market lease intangibles and deferred lease incentives.
(2) We disposed of 17 properties on or after July 1, 2017.
“Non-same store” properties, for purposes of the table below, includes properties acquired on or after January 1, 2017 and any properties under development or redevelopment. As shown in the table below, contract rental revenue on the 854 same store properties for the nine months ended September 30, 2018 decreased $2.6 million to $254.6 million, compared to $257.2 million for the nine months ended September 30, 2017. Tenant bankruptcies at 11 same store properties account for $3.6 million of the net decrease in contract rental revenue for the nine months ended September 30, 2018. The same store properties were 96.9% occupied as of September 30, 2018 and 97.4% occupied as of September 30, 2017. The following table shows the contract rental revenue from properties owned for both of the entire nine months ended September 30, 2018 and 2017, along with a reconciliation to rental income, calculated in accordance with GAAP (dollar amounts in thousands):

	Number of Properties	Nine Months Ended September 30,		Increase (Decrease)
		2018	2017	$ Change	% Change
Rental income – as reported		$279,028	$278,354	$674	*%
Less: Amortization (1)		1,233	1,926	(693)	(36)%
Less: Straight-line rental income		6,280	7,651	(1,371)	(18)%
Total contract rental revenue		271,515	268,777	2,738	1%

Less: “Non-same store” properties	42	16,559	7,056	9,503	135%
Less: Disposed properties (2)	28	369	4,565	(4,196)	(92)%
“Same store” properties	854	$254,587	$257,156	$(2,569)	(1.0)%
 ____________________________________
* Represents less than 1% change.
(1) Includes amortization of above- and below-market lease intangibles and deferred lease incentives.
(2) We disposed of 15 properties during the year ended December 31, 2017 and 13 properties during the nine months ended September 30, 2018.
Distributions
The Board authorized a daily distribution, based on 365 days in the calendar year, of $0.001711452 per share for stockholders of record as of the close of business on each day of the period commencing on January 1, 2018 and ending on March 31, 2019. As of September 30, 2018, we had distributions payable of $16.0 million.
The following table presents distributions and sources of distributions for the periods indicated:

	Nine Months Ended September 30,
	2018		2017
	Amount	Percent	Amount	Percent
Distributions paid in cash	$76,250	52%	$69,270	47%
Distributions reinvested	69,836	48%	76,851	53%
Total distributions	$146,086	100%	$146,121	100%
Sources of distributions:
Net cash provided by operating activities (1)	$146,086	100%	$146,121	100%
____________________________________

(1)	Net cash provided by operating activities for the nine months ended September 30, 2018 and 2017 was $157.3 million and $158.1 million, respectively.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares of common stock back to us, subject to certain conditions and limitations. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the Secondary DRIP Offering, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the Secondary DRIP Offering. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We received redemption requests of approximately 15.0 million shares for $140.6 million in excess of the net proceeds we received from the issuance of shares under the Secondary DRIP Offering during the three months ended September 30, 2018. Management, in its discretion, limited the amount of shares redeemed for the three months ended September 30, 2018 to an amount equal to net proceeds we received from the sale of shares pursuant to the Secondary DRIP Offering during the respective period. During the nine months ended September 30, 2018, we received valid redemption requests under our share redemption program totaling approximately 49.9 million shares, of which we redeemed 5.0 million shares as of September 30, 2018 for $46.9 million (at an average redemption price of $9.37 per share) and 2.4 million shares were redeemed subsequent to September 30, 2018 for $22.6 million at an average redemption price of $9.37 per share. The remaining redemption requests relating to approximately 42.5 million shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of our share redemption program then in effect. The share redemptions were funded with proceeds from the Secondary DRIP Offering.
Liquidity and Capital Resources
General
We expect to utilize funds from cash flow from operations and future proceeds from secured or unsecured financing to complete future property acquisitions and for general corporate uses. The sources of our operating cash flows will primarily be provided by the rental income received from current and future leased properties.
Our Credit Facility provides for borrowings of up to $1.40 billion, which includes a $1.05 billion unsecured Term Loan and up to $350.0 million in unsecured Revolving Loans. As of September 30, 2018, we had $145.2 million in unused capacity under the Credit Facility, subject to borrowing availability. As of September 30, 2018, we also had cash and cash equivalents of $3.6 million.
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related assets and the payment of acquisition-related fees and expenses, operating expenses, distributions, redemptions and interest and principal on current and any future debt financings, including principal repayments of $49.8 million within the next 12 months. We expect to meet our short-term liquidity requirements through net cash provided by operations and proceeds from the Secondary DRIP Offering, as well as secured or unsecured borrowings from banks and other lenders to finance our future acquisitions. Operating cash flows are expected to increase as additional properties are added to our portfolio. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.
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

Contractual Obligations
As of September 30, 2018, we had $2.5 billion of debt outstanding with a weighted average interest rate of 3.9%. See Note 7 — Notes Payable and Credit Facility to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.
Our contractual obligations as of September 30, 2018 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments — fixed rate debt (2)	$1,193,288	$49,793	$411,987	$487,608	$243,900
Interest payments — fixed rate debt (3)	181,281	47,188	73,822	50,849	9,422
Principal payments — variable rate debt	20,500	—	20,500	—	—
Interest payments — variable rate debt (4)	1,556	1,104	452	—	—
Principal payments — credit facility	1,253,000	—	203,000	1,050,000	—
Interest payments — credit facility (5)	159,426	48,364	92,699	18,363	—
Total	$2,809,051	$146,449	$802,460	$1,606,820	$253,322
____________________________________

(1)	The table does not include amounts due to CR IV Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
Principal payment amounts reflect actual payments based on the face amount of notes payable secured by our wholly-owned properties, which excludes the fair value adjustment, net of amortization, of mortgage notes assumed of $353,000 as of September 30, 2018.

(3)
As of September 30, 2018, we had $193.4 million of variable rate debt effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.

(4)
As of September 30, 2018, we had variable rate debt outstanding of $20.5 million with a weighted average interest rate of 5.4%. We used the weighted average interest rate to calculate the debt payment obligations in future periods.

(5)
As of September 30, 2018, the Term Loan outstanding totaled $1.05 billion, $811.7 million of which is subject to interest rate swap agreements. As of September 30, 2018, the weighted average all-in interest rate for the Swapped Term Loan was 3.8%. The remaining $441.3 million outstanding under the Credit Facility had a weighted average interest rate of 4.0% as of September 30, 2018.

We expect to incur additional borrowings in the future to acquire additional properties and other real estate-related assets. There is no limitation on the amount we may borrow against any single improved property. Our borrowings will not exceed 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association Statement of Policy Regarding Real Estate Investment Trusts; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with justification for such excess borrowing. As of September 30, 2018, our ratio of debt to the cost (before deducting depreciation or other non-cash reserves) of our gross assets was 48.8% and our ratio of debt to the fair market value of our gross assets was 45.8%. Fair market value is based on the estimated market value of our real estate assets as of December 31, 2017 that were used to determine our estimated per share NAV, and for those assets acquired from January 1, 2018 through September 30, 2018 is based on the purchase price.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to stockholders. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as premiums or discounts, financing and issuance costs, and related accumulated amortization, less all cash and cash equivalents. As of September 30, 2018, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, was 48.7%. The following table provides a reconciliation of the notes payable and credit facility, net balance, as reported on our condensed consolidated balance sheet, to net debt as of September 30, 2018 (dollar amounts in thousands):

Balance as of
September 30, 2018
Notes payable and credit facility, net	$2,452,927
Deferred costs and net premiums (1)	13,861
Less: Cash and cash equivalents	(3,609)
Net debt	$2,463,179

Gross real estate assets, net (2)	$5,059,856
Net debt leverage ratio	48.7%
______________________
(1) Deferred costs relate to mortgage notes payable and the term portion of the Credit Facility.
(2) Net of gross intangible lease liabilities.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities decreased by $782,000 for the nine months ended September 30, 2018, as compared to the same period in 2017. The change was primarily due to the disposition of 14 properties, partially offset by the acquisition of two additional rental income-producing properties subsequent to September 30, 2017, resulting in a decrease in net income after non-cash adjustments for depreciation and amortization, net. Additionally, the decrease of net cash provided by operating activities was due to a decrease in the write-off of deferred financing costs during the nine months ended September 30, 2018 as a result of the amended and restated Credit Facility that was entered into during the nine months ended September 30, 2017 and a decrease in bad debt expense. These changes were offset by a decrease in gain on dispositions of $14.7 million during the nine months ended September 30, 2018, compared to the same period in 2017. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. During the nine months ended September 30, 2018, net cash provided by investing activities was $12.5 million, compared to net cash used in investing activities of $214.0 million for the nine months ended September 30, 2017. The change was primarily due to the decrease in real estate investments of $303.3 million, offset by a decrease in proceeds from the disposition of real estate assets of $78.8 million during the nine months ended September 30, 2018, compared to the same period in 2017.
Financing Activities. During the nine months ended September 30, 2018, net cash used in financing activities was $169.8 million, compared to net cash provided by financing activities of $53.4 million for the nine months ended September 30, 2017. The change was primarily due to a decrease in net borrowings on notes payable and the Credit Facility of $236.8 million, offset by a decrease in deferred financing costs paid of $13.2 million as a result of the amended and restated Credit Facility that was entered into during the nine months ended September 30, 2017.
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

Off-Balance Sheet Arrangements
As of September 30, 2018 and December 31, 2017, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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
Interest Rate Risk
As of September 30, 2018, we had variable rate debt of $461.8 million, excluding any debt subject to interest rate swap agreements, and therefore, we are exposed to interest rate changes in LIBOR. As of September 30, 2018, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $2.3 million per year.
As of September 30, 2018, we had eight interest rate swap agreements outstanding, which mature on various dates from March 2019 through July 2021, with an aggregate notional amount of $1.0 billion and an aggregate fair value of the net derivative asset of $21.0 million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of September 30, 2018, an increase of 50 basis points in interest rates would result in a change of $10.7 million to the fair value of the net derivative asset, resulting in a net derivative asset of $31.7 million. A decrease of 50 basis points in interest rates would result in a $10.9 million change to the fair value of the net derivative asset, resulting in a net derivative asset of $10.1 million.
As the information presented above includes only those exposures that existed as of September 30, 2018, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2018 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2018, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our share redemption program permits our stockholders to sell their shares of common stock back to us, subject to significant conditions and limitations. Under our share redemption program, we will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the Secondary DRIP Offering, net of shares redeemed to date. In addition, generally we will limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the Secondary DRIP Offering. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We received redemption requests of approximately 15.0 million shares for $140.6 million in excess of the net proceeds we received from the issuance of shares under the Secondary DRIP Offering during the three months ended September 30, 2018. Management, in its discretion, limited the amount of shares redeemed for the three months ended September 30, 2018 to shares received from the Secondary DRIP Offering during the period. The estimated per share NAV of $9.37 determined by the Board as of December 31, 2017 serves as the most recent estimated value for purposes of the share redemption program, effective March 29, 2018, until such time as the Board determines a new estimated per share NAV.
In general, we redeem shares on a quarterly basis. During the three months ended September 30, 2018, we redeemed shares, including those redeemable due to death, as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2018 - July 31, 2018	—	$—	—	(1)
August 1, 2018 - August 31, 2018	2,481,396	$9.37	2,481,396	(1)
September 1, 2018 - September 30, 2018	9,661	$9.37	9,661	(1)
Total	2,491,057		2,491,057	(1)
____________________________________

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
Unregistered Sales of Equity Securities
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

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

3.6	Bylaws of Cole Credit Property Trust IV, Inc. (Incorporated by reference to Exhibit 3.5 to the Company’s Pre-Effective Amendment No. 5 to Form S-11 (File No. 333-169533), filed January 24, 2012).
3.7	First Amendment to the Bylaws of Cole Credit Property Trust IV, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 333-169533), filed June 27, 2012).
4.1	Distribution Reinvestment Plan (Incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-3 (File No. 333-212832), filed August 2, 2016).
10.1*	Cole Credit Property Trust IV, Inc. 2018 Equity Incentive Plan
31.1*	Certifications of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
Date: November 13, 2018