Form 10-K
period 2018-12-31
COLE CREDIT PROPERTY TRUST IV, INC.
filed 2019-03-27
CIK 1498547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There is no established market for the registrant’s shares of common stock. As of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, there were approximately 311.1 million shares of common stock held by non-affiliates, for an aggregate market value of $2.9 billion, assuming a market value as of that date of $9.37 per share, the most recent estimated per share net asset value of the registrant’s common stock established by the registrant’s board of directors at that time. Effective March 26, 2019, the estimated per share net asset value of the registrant’s common stock as of December 31, 2018 is $8.65 per share.
As of March 14, 2019, there were approximately 311.3 million shares of common stock, par value per share of $0.01, of Cole Credit Property Trust IV, Inc. outstanding.
Documents Incorporated by Reference:
The Registrant incorporates by reference portions of the Cole Credit Property Trust IV, Inc. Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders (into Items 10, 11, 12, 13 and 14 of Part III).

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
The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.

•	We are subject to risks associated with tenant, geographic and industry concentrations with respect to our properties.

•	Our properties, intangible assets and other assets may be subject to impairment charges.

•	We could be subject to unexpected costs or unexpected liabilities that may arise from potential dispositions.

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
General Description of the Business and Operations
Cole Credit Property Trust IV, Inc. (the “Company,” “we,” “our” or “us”) is a non-exchange traded REIT formed as a Maryland corporation on July 27, 2010. We elected to be taxed, and currently qualify, as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2012. We have primarily acquired core commercial real estate assets consisting of necessity retail properties located throughout the United States. We use the term “core” to describe existing properties currently operating and generating income that are leased to creditworthy tenants under long-term net leases and are strategically located. As of December 31, 2018, we owned 890 properties, which includes nine properties owned through a consolidated joint venture arrangement (the “Consolidated Joint Venture”), comprising 26.5 million rentable square feet of commercial space located in 45 states. As of December 31, 2018, the rentable space at these properties was 96.2% leased, including month-to-month agreements, if any.
In addition to core commercial real estate assets, we intend to also focus on originating, acquiring, financing and managing commercial mortgage loans and other commercial real estate debt investments, commercial mortgage‑backed securities (“CMBS”), corporate credit investments, and other commercial real estate investments in the U.S. As of December 31, 2018, our loan portfolio consisted of four loans with a net book value of $89.8 million. Over the next 12-24 months, we expect, subject to market conditions, to sell a portion of our anchored shopping center portfolio and certain single tenant properties and redeploy the proceeds from those sales into commercial mortgage loans and other credit investments in which our sponsor and its affiliates have expertise.
Substantially all of our business is conducted through our operating partnership, Cole Operating Partnership IV, LP, a Delaware limited partnership (“CR IV OP”), of which we are the sole general partner and own, directly or indirectly, 100% of the partnership interests.
We are externally managed by Cole REIT Management IV, LLC (“CR IV Management”) (formerly known as Cole REIT Advisors IV, LLC), an affiliate of CIM Group, LLC (“CIM”), a vertically-integrated owner and operator of real assets with multidisciplinary expertise and in-house research, acquisition, credit analysis, development, finance, leasing, and asset management capabilities headquartered in Los Angeles, California with offices in Oakland, California; Bethesda, Maryland; Dallas, Texas; New York, New York; Chicago, Illinois; and Phoenix, Arizona. We have no paid employees and rely upon our advisor and its affiliates to provide substantially all of our day-to-day management. Pursuant to an advisory agreement with us, CR IV Management is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf. Pursuant to the advisory agreement, CR IV Management has fiduciary obligations to us and our stockholders. Our advisory agreement with CR IV Management is for a one-year term and is considered for renewal on an annual basis by our board of directors (our “Board”).
On February 1, 2018, CIM acquired CCO Group, LLC and its subsidiaries (collectively, “CCO Group”) from VEREIT Operating Partnership, L.P. (“VEREIT OP”), a subsidiary of VEREIT, Inc. (“VEREIT”) (the “Transaction”). CCO Group, LLC owns and controls CR IV Management, our advisor, and is the indirect owner of CCO Capital, LLC (“CCO Capital”), our dealer manager, and CREI Advisors, LLC (“CREI Advisors”), our property manager. CCO Group serves as our sponsor and as a sponsor to Cole Credit Property Trust V, Inc. (“CCPT V”), Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”), Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”), and CIM Income NAV, Inc. (formerly known as Cole Real Estate Income Strategy (Daily NAV), Inc.) (“CIM Income NAV”).
As part of the Transaction, VEREIT OP and CCO Group, LLC entered into a services agreement (the “Services Agreement”) pursuant to which VEREIT OP is obligated to provide certain services to CCO Group and to us through March 31, 2019 (or, if later, the date of the last government filing other than a tax filing made by us, CCPT V, CCIT II, CCIT III and/or CIM Income NAV with respect to its 2018 fiscal year) (the “Initial Services Term”) and is obligated to provide consulting and research services through December 31, 2023 as requested by CCO Group, LLC. The services provided by VEREIT OP during the Initial Services Term, including but not limited to any advisory, dealer manager and property management services, have been, or by March 31, 2019, will be, transitioned to, and will be provided directly by, our sponsor, advisor, dealer manager or an affiliate thereof.
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
In addition, we registered $247.0 million in shares of common stock under the DRIP (the “Initial DRIP Offering”) on December 19, 2013. We ceased issuing shares under the Initial DRIP Offering effective as of June 30, 2016. At the completion of the Initial DRIP Offering, a total of approximately $241.7 million of common stock had been issued. The remaining $5.3 million of unsold shares from the Initial DRIP Offering were deregistered.
We registered an additional $600.0 million of shares of common stock under the DRIP (the “Secondary DRIP Offering,” and together with the Initial DRIP Offering, the “DRIP Offerings,” and the DRIP Offerings collectively with the Offering, the “Offerings”), on August 2, 2016. We have issued and will continue to issue shares of common stock under the Secondary DRIP Offering.
As of December 31, 2018, we had issued approximately 348.8 million shares of our common stock in the Offerings, including 50.5 million shares issued in the DRIP Offerings, for gross offering proceeds of $3.5 billion before organization and offering costs, selling commissions and dealer manager fees of $306.0 million.
The Board establishes an estimated per share net asset value (“NAV”) of the Company’s common stock for purposes of assisting broker-dealers that participated in the Offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340. The following table summarizes the estimated per share NAV of our common stock for the periods indicated below:

Valuation Date	Period Commencing	Period Ending	NAV per Share
August 31, 2015	October 1, 2015	November 13, 2016	$9.70
September 30, 2016	November 14, 2016	March 27, 2017	$9.92
December 31, 2016	March 28, 2017	March 28, 2018	$10.08
December 31, 2017	March 29, 2018	March 19, 2019	$9.37
December 31, 2018	March 26, 2019	—	$8.65
Distributions are reinvested in shares of our common stock under the DRIP at the most recent estimated per share NAV as determined by our Board. Commencing on March 26, 2019, following our Board’s determination of an updated estimated per share NAV, distributions will be reinvested in shares of our common stock under the DRIP at a price of $8.65 per share, the estimated per share NAV as of December 31, 2018, as determined by our Board. Additionally, $8.65 per share will serve as the most recent estimated per share NAV for purposes of the share redemption program.
Investment Strategy and Objectives
Our primary investment objectives are:

•	to acquire quality commercial real estate properties, net leased under long-term leases to creditworthy tenants, which provide current operating cash flow;

•	to originate and acquire credit investments, including real estate debt investments, CMBS and corporate credit investments;

•	to provide reasonably stable, current income for stockholders through the payment of cash distributions; and

•	to provide the opportunity to participate in capital appreciation in the value of our investments.
Acquisition and Investment Policies
Our charter requires that our independent directors review our investment policies, described below, at least annually to determine that our policies are in the best interests of our stockholders. Except to the extent that investment policies and limitations are included in our charter, our Board may revise our investment policies without the approval of our stockholders. Investment policies that are provided in our charter may only be amended by a vote of stockholders holding a majority of our outstanding shares, unless the amendments do not adversely affect the rights, preferences and privileges of our stockholders.

Types of Investments — Real Estate Properties
We have acquired income-producing necessity retail properties that are primarily single-tenant properties or anchored shopping centers, which are leased to creditworthy tenants under long-term net leases, and are strategically located throughout the United States. We consider necessity retail properties to be properties leased to retail tenants that attract consumers for everyday needs, such as pharmacies, home improvement stores, national superstores, restaurants and regional retailers. Anchored shopping centers are multi-tenant properties that are anchored by one or more large national, regional or local retailers.
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
Many of our properties are, and we anticipate that future properties will be, leased to tenants in the chain or franchise retail industry, including, but not limited to, convenience stores, drug stores and restaurant properties, as well as leased to large national retailers as standalone properties or as part of anchored shopping centers, which are anchored by national, regional and local retailers. CR IV Management monitors industry trends and identifies properties on our behalf that serve to provide a favorable return balanced with risk. Our management primarily targets regional or national name brand retail businesses with established track records. We generally intend to hold each property for a period in excess of five years.
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
There is no limitation on the number, size or type of properties that we may acquire, or on the percentage of net proceeds of the Offerings that may be used to acquire a single property. The number and mix of properties comprising our portfolio will depend upon real estate market conditions and other circumstances existing at the time we acquire properties, and the amount of capital we have available for acquisitions. We will not forgo acquiring a high-quality asset because it does not precisely fit our expected portfolio composition. See “— Other Possible Investments” below for a description of other types of real estate and real estate-related investments we may make.
We incur debt to acquire properties when CR IV Management determines that incurring such debt is in our best interests and in the best interests of our stockholders. In addition, from time to time, we have acquired and may continue to acquire some properties without financing and later incur mortgage debt secured by one or more of such properties if favorable financing terms are available. We use the proceeds from these loans to acquire additional properties. See “— Borrowing Policies” below for a more detailed description of our borrowing intentions and limitations.
Types of Investments — Credit Investments
Although we have acquired primarily real estate assets, we have acquired, and expect to continue to acquire, certain credit investments, including real estate-related assets, such as mortgage, mezzanine, bridge and other loans and securities related to real estate assets, frequently, but not necessarily always, in the corporate sector. We will evaluate our assets to ensure that any such investments do not cause us to lose our REIT status or cause us or any of our subsidiaries to be an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Thus, to the extent that CR IV Management presents us with high quality investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and do not cause us, our operating partnership or any other subsidiaries to meet the definition of an “investment company” under the Investment Company Act, we expect our portfolio composition will include such credit investments.
Investing in and Originating Loans. The criteria that CR IV Management will use in making or investing in loans on our behalf are substantially the same as those involved in acquiring properties for our portfolio. We do not intend to make loans to other persons or to underwrite securities of other issuers. However, unlike our property acquisitions, which we expect to hold in excess of five years, we expect that the average duration of loans will typically be one to five years.
We will not make or invest in mortgage loans on any one property if the aggregate amount of all mortgage loans outstanding on the property, including our loan, would exceed an amount equal to 85% of the appraised value of the property, as determined by an independent third-party appraiser, unless we find substantial justification due to other underwriting criteria. We may find such justification in connection with the purchase of loans in cases in which we believe there is a high probability of our foreclosure upon the property in order to acquire the underlying assets and in which the cost of the loan investment does not exceed the fair market value of the underlying property. We will not invest in or make loans unless an appraisal has been obtained concerning the underlying property, except for those loans insured or guaranteed by a government or government agency. In cases in which a majority of our independent directors so determine, and in the event the transaction is with CCO Group, CR IV Management, any of our directors or their respective affiliates, the appraisal will be obtained from a certified independent appraiser in order to support its determination of fair market value.
We may invest in first, second and third mortgage loans, mezzanine loans, bridge loans, wraparound mortgage loans, construction mortgage loans on real property and loans on leasehold interest mortgages. However, we will not make or invest in any loans that are subordinate to any mortgage or equity interest of CCO Group, CR IV Management, any of our directors or any of their or our affiliates. We also may invest in participations in mortgage loans. A mezzanine loan is a loan made in respect of certain real property but is secured by a lien on the ownership interests of the entity that, directly or indirectly, owns the real property. A bridge loan is short-term financing for an individual or business, until permanent or the next stage of financing can be obtained. Second mortgage and wraparound loans are secured by second or wraparound deeds of trust on real property that is already subject to prior mortgage indebtedness. A wraparound loan is one or more junior mortgage loans having a principal amount equal to the outstanding balance under the existing mortgage loan, plus the amount actually to be advanced under the wraparound mortgage loan. Under a wraparound loan, we would generally make principal and interest payments on behalf of the borrower to the holders of the prior mortgage loans. Third mortgage loans are secured by third deeds of trust on real property that is already subject to prior first and second mortgage indebtedness. Construction loans are loans made for either original development or renovation of property. Construction loans in which we would generally consider an investment would be secured by first deeds of trust on real property for terms of six months to two years. Loans on leasehold interests are secured by an assignment of the borrower’s leasehold interest in the particular real property. These loans are generally for terms of six months to 15 years. The leasehold interest loans are either amortized over a period that is shorter than the lease term or have a maturity date prior to the date the lease terminates. These loans would generally permit us to cure any default under the lease. Participations in mortgage loans are investments in partial interests of mortgages of the type described above that are made and administered by third-party mortgage lenders.
In evaluating prospective loan investments, CR IV Management will consider factors such as the following:
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
•in the case of mezzanine loans, the ability to acquire the underlying real property; and
•other factors that CR IV Management believes are relevant.
In addition, we will seek to obtain a customary lender’s title insurance policy or commitment as to the priority of the mortgage or condition of the title. Because the factors considered, including the specific weight we place on each factor, will vary for each prospective loan investment, we do not, and are not able to, assign a specific weight or level of importance to any particular factor.
We may originate loans from mortgage brokers or personal solicitations of suitable borrowers, or may purchase existing loans that were originated by other lenders. CR IV Management will evaluate all potential loan investments to determine if the security for the loan and the loan-to-value ratio meets our investment criteria and objectives. Most loans that we will consider for investment would provide for monthly payments of interest and some may also provide for principal amortization, although many loans of the nature that we will consider provide for payments of interest only and a payment of principal in full at the end of the loan term. We will not originate loans with negative amortization provisions.
We do not have any policies directing the portion of our assets that may be invested in construction loans, mezzanine loans, bridge loans, loans secured by leasehold interests and second, third and wraparound mortgage loans. However, we recognize that these types of loans are more subject to risk than first deeds of trust or first priority mortgages on income-producing, fee-simple properties, and we expect to minimize the amount of these types of loans in our portfolio, to the extent that we make or invest in loans at all. CR IV Management will evaluate the fact that these types of loans are riskier in determining the rate of interest on the loans. We do not have any policy that limits the amount that we may invest in any single loan or the amount we may invest in loans to any one borrower. We are not limited as to the amount of gross offering proceeds that we may use to invest in or originate loans.
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
Investment in Other Real Estate-Related Securities. Subject to the limitations set forth in our charter, we may invest in real estate-related assets, including CMBS, mortgage, mezzanine, bridge and other loans and securities related to real estate assets. We may also invest in common and preferred real estate-related equity securities of both publicly traded and private real estate companies, which are generally unsecured and also may be subordinated to other obligations of the issuer. We would invest in equity securities that are not listed on a national securities exchange or traded in an over-the-counter market only if a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction approve such investment as being fair, competitive and commercially reasonable. Our investments in other real estate-related securities will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer.
Investments in Corporate Loans. We may also invest in or originate certain corporate loans, including first lien and senior secured instruments. Our investments in corporate loans will involve special risks relating to the particular issuer of the loans, including the financial condition and business outlook of the issuer.
Real Estate Underwriting Process
In evaluating potential property acquisitions consistent with our investment objectives, CR IV Management applies a well-established underwriting process to determine the creditworthiness of potential tenants. We consider a tenant to be creditworthy if we believe that the tenant has sufficient assets, cash flow generation and stability of operations to meet its obligations under the lease. Similarly, CR IV Management applies credit underwriting criteria to possible new tenants when we are leasing properties in our portfolio. Many of the tenants of our properties are, and we expect will continue to be, national or regional retail chains that are creditworthy entities having high net worth and operating income. CR IV Management’s underwriting process includes analyzing the financial data and other available information about the tenant, such as income statements, balance sheets, net worth, cash flow, business plans, data provided by industry credit rating services, and/or other information CR IV Management may deem relevant. Generally, these tenants must have a proven track record in order to meet the credit tests applied by CR IV Management. In addition, we may obtain guarantees of leases by the corporate parent of the tenant, in which case CR IV Management will analyze the creditworthiness of the guarantor. In many instances, especially in sale-leaseback situations where we are acquiring a property from a company and simultaneously leasing it back to the company under a long-term lease, we will meet with such company’s senior management to discuss the company’s business plan and strategy.

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
While we will utilize ratings by Moody’s and Standard & Poor’s as one factor in determining whether a tenant is creditworthy, CR IV Management also considers other factors in determining whether a tenant is creditworthy for the purpose of meeting our investment objectives. CR IV Management’s underwriting process considers information provided by third-party analytical services, along with CR IV Management’s own analysis of the financial condition of the tenant and/or the guarantor, the operating history of the property with the tenant, the tenant’s market share and track record within the tenant’s industry segment, the general health and outlook of the tenant’s industry segment, the strength of the tenant’s management team and the terms and length of the lease at the time of the acquisition.
Description of Leases
We expect, in most instances, to continue to acquire properties with existing double-net or triple-net leases. “Net” leases mean leases that typically require tenants to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, maintenance, insurance and building repairs related to the property, in addition to the lease payments. Triple-net leases typically require the tenant to pay all costs associated with a property (e.g., real estate taxes, insurance, maintenance and repairs, including roof, structure and parking lot). Double-net leases typically hold the landlord responsible for the capital expenditures for the roof and structure, while the tenant is responsible for all lease payments and remaining operating expenses associated with the property (e.g., real estate taxes, insurance and maintenance). We expect that double-net and triple-net leases will help ensure the predictability and stability of our expenses, which we believe will result in greater predictability and stability of our cash distributions to stockholders. Not all of our properties are, or will be subject to, net leases. In respect of anchored shopping centers, we expect to continue to have a variety of lease arrangements with the tenants of these properties. Since each lease is an individually negotiated contract between two or more parties, each lease will have different obligations of both the landlord and tenant. Many large national tenants have standard lease forms that generally do not vary from property to property. We will have limited ability to revise the terms of leases to those tenants. We have acquired and may continue to acquire properties with tenants subject to “gross” leases. “Gross” leases means leases that typically require the tenant to pay a flat rental amount and we would pay for all property charges regularly incurred as a result of our owning the property. When spaces in a property become vacant, existing leases expire, or we acquire properties under development or requiring substantial refurbishment or renovation, we generally expect to enter into net leases.
We generally expect to enter into long-term leases that have terms of ten years or more; however, certain leases may have a shorter term. We may continue to acquire properties under which the lease term has partially expired. We also may acquire properties with shorter lease terms if the property is in an attractive location, if the property is difficult to replace, or if the property has other significant favorable real estate attributes. Under most commercial leases, tenants are obligated to pay a predetermined annual base rent. Some of the leases also contain provisions that increase the amount of base rent payable at points during the lease term. We expect that many of our leases will continue to contain periodic rent increases. Generally, the leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. Tenants will be required to provide proof of insurance by furnishing evidence of insurance to CR IV Management on an annual basis. The evidence of insurance will be tracked and reviewed for compliance by CR IV Management personnel responsible for property and risk management. As a precautionary measure, we may obtain, to the extent available, secondary liability insurance, as well as loss of rents insurance that will typically cover one year of annual rent in the event of a rental loss.
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
We have entered, and may in the future enter, into sale-leaseback transactions, pursuant to which we purchase properties and lease them back to the sellers of such properties. While we intend to use our best efforts to structure any such sale-leaseback transaction so that the lease will be characterized as a “true lease” and so that we are treated as the owner of the property for federal income tax purposes, the Internal Revenue Service (the “IRS”) could challenge this characterization. In the event that any sale-leaseback transaction is re-characterized as a financing transaction for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed, and in certain circumstances, we could lose our REIT status.
Acquisition Decisions
CR IV Management has substantial discretion with respect to the selection of our specific acquisitions, subject to our investment and borrowing policies, which are approved by our Board. In pursuing our investment objectives and making investment decisions on our behalf, CR IV Management evaluates the proposed terms of the acquisition against all aspects of the transaction, including the condition and financial performance of the asset, the terms of existing leases and the creditworthiness of the tenant, and property location and characteristics. Because the factors considered, including the specific weight we place on each factor, vary for each potential acquisition, we do not, and are not able to, assign a specific weight or level of importance to any particular factor.
CR IV Management procures and reviews an independent valuation estimate on each and every proposed acquisition. In addition, CR IV Management, to the extent such information is available, considers the following:

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

CR IV Management also reviews the terms of each existing lease by considering various factors, including:
•rent escalations;
•remaining lease term;
•renewal option terms;
•tenant purchase options;
•termination options;

•scope of the landlord’s maintenance, repair and replacement requirements;
•projected net cash flow yield; and
•projected internal rates of return.
The Board has adopted a policy to prohibit acquisitions from affiliates of CR IV Management unless a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction determine that the transaction is fair and reasonable to us and certain other conditions are met. See the section captioned “— Acquisition of Properties from Affiliates of CR IV Management” below.
Conditions to Closing Our Acquisitions
Generally, we condition our obligation to close the purchase of any acquisition on the delivery and verification of certain documents from the seller or developer, including, where appropriate:

•	plans and specifications;

•	surveys;

•	evidence that title to the property can be freely sold or otherwise transferred to us, subject to such liens and encumbrances as are acceptable to CR IV Management;

•	financial statements covering recent operations of properties, if available;

•	title and liability insurance policies; and

•	certificates of the tenant attesting that the tenant believes that, among other things, the lease is valid and enforceable.
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
In the purchasing, leasing and development of properties, we are subject to risks generally incident to the ownership of real estate. Refer to Part I, Item 1A. Risk Factors — General Risks Related to Real Estate Assets in this Annual Report on Form 10-K.
Ownership Structure
Our real estate acquisitions generally take the form of holding fee title or a long-term leasehold estate. We have acquired, and expect to continue to acquire, such interests either directly through our operating partnership or indirectly through limited liability companies, limited partnerships or other entities owned and/or controlled by us or our operating partnership. We have acquired and may continue to acquire properties by acquiring the entity that holds the desired properties. We also have acquired and may continue to acquire properties through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with third parties, including the developers of the properties or affiliates of CR IV Management. See the section captioned “— Joint Ventures” below.
Joint Ventures
We have entered, and may continue to enter into, joint ventures, partnerships, co-tenancies and other co-ownership arrangements with affiliated entities of CR IV Management, including other real estate programs sponsored or operated by CCO Group, or other affiliates of CR IV Management, and other third parties for the acquisition, development or improvement of properties or the acquisition of other real estate-related assets. We may also enter into such arrangements with real estate developers, owners and other unaffiliated third parties for the purpose of developing, owning and operating real properties. In determining whether to participate in a particular joint venture, CR IV Management will evaluate the underlying real property or other real estate-related asset using the same criteria described above in “— Acquisition Decisions.” CR IV Management also will evaluate the joint venture or co-ownership partner and the proposed terms of the joint venture or a co-ownership arrangement.
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
In the event we enter into a joint venture or other co-ownership arrangements with CIM or its affiliates or another real estate program sponsored or operated by CCO Group, CR IV Management’s officers, key persons and affiliates may have conflicts of interest. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, CR IV Management’s officers and key persons may face a conflict in structuring the terms of the relationship between our interests and the interests of any affiliated co-venturer and in managing the joint venture. Since some or all of CR IV Management’s officers and key persons may also advise the affiliated co-venturer, agreements and transactions between us and CIM or any other real estate programs sponsored or operated by CCO Group would not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceed the percentage of our contribution to the joint venture.
We may enter into joint ventures with CIM, other real estate programs sponsored or operated by CCO Group, CR IV Management, one or more of our directors, or any of their respective affiliates, but only if a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction approve the transaction as being fair and reasonable to us and on substantially the same terms and conditions as those received by unaffiliated joint venturers, and the cost of our investment must be supported by a current third-party appraisal of the asset.
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
In the event that we elect to engage in development or construction projects, in order to help ensure performance by the builders of properties that are under construction, completion of such properties will be guaranteed at the contracted price by a completion guaranty, completion bond or performance bond. CR IV Management may rely upon the substantial net worth of the contractor or developer or a personal guarantee accompanied by financial statements showing a substantial net worth provided by an affiliate of the person entering into the construction or development contract as an alternative to a completion bond or performance bond. Development of real estate properties is subject to risks relating to a builder’s ability to control construction costs or to build in conformity with plans, specifications and timetables. Refer to Part I, Item 1A. Risk Factors — General Risks Related to Real Estate Assets in this Annual Report on Form 10-K.
We have and may continue to make periodic progress payments or other cash advances to developers and builders of our properties prior to completion of construction, but only upon receipt of an architect’s certification as to the percentage of the project then completed and as to the dollar amount of the construction then completed. We intend to use such additional controls on disbursements to builders and developers as we deem necessary or prudent. We have and may continue to directly employ one or more project managers, including CR IV Management or an affiliate of CR IV Management, to plan, supervise and implement the development of any unimproved properties that we may acquire. Such persons would be compensated directly by us or through an affiliate of CR IV Management and reimbursed by us. In either event, the compensation would reduce the amount of any construction fee, development fee or acquisition fee that we would otherwise pay to CR IV Management or its affiliate.
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
Borrowing Policies
CR IV Management believes that utilizing borrowings to make acquisitions is consistent with our investment objective of maximizing the return to stockholders. By operating on a leveraged basis, we have more funds available for acquiring properties. This allows us to make more investments than would otherwise be possible, potentially resulting in a more diversified portfolio.
At the same time, CR IV Management believes in utilizing leverage in a moderate fashion. While there is no limitation on the amount we may borrow against any single improved property, our charter limits our aggregate borrowings to 75% of the cost of our gross assets (or 300% of net assets) (before deducting depreciation or other non-cash reserves) unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. Consistent with CR IV Management’s approach toward the moderate use of leverage, our Board has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. Fair market value is based on the estimated market value of our real estate assets as of December 31, 2017 used to determine our estimated per share NAV as of such date, and for those assets acquired from January 1, 2018 through December 31, 2018, is based on the purchase price. Gross assets consist of total gross real estate assets net of gross intangible lease liabilities. As of December 31, 2018, our ratio of debt to total gross assets net of gross intangible lease liabilities was 50.3% (50.1% including adjustments to debt for cash and cash equivalents), and our ratio of debt to the fair market value of our gross assets was 46.5%.
CR IV Management uses its best efforts to obtain financing on the most favorable terms available to us. CR IV Management has substantial discretion with respect to the financing we obtain, subject to our borrowing policies, which have been approved by our Board. Lenders may have recourse to assets not securing the repayment of the indebtedness. CR IV Management may elect to refinance properties during the term of a loan, but we expect this would occur only in limited circumstances, such as when a decline in interest rates makes it beneficial to prepay an existing mortgage, when an existing mortgage matures or if an attractive asset becomes available and the proceeds from the refinancing can be used to purchase such asset. The benefits of the refinancing may include increased cash flow resulting from reduced debt service requirements and an increase in property ownership if some refinancing proceeds are reinvested in real estate.
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
We may not borrow money from any of our directors, CCO Group, CR IV Management or any of their affiliates unless such loan is approved by a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to us than a comparable loan between unaffiliated parties.
Disposition Policies
We generally intend to hold each property we acquire for an extended period, generally in excess of five years. Holding periods for other real estate-related assets may vary. Regardless of intended holding periods, circumstances might arise that could cause us to determine to sell an asset before the end of the expected holding period if we believe the sale of the asset would be in the best interests of our stockholders. The determination of whether a particular asset should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing and projected economic conditions, current tenant rolls and tenant creditworthiness, whether we could apply the proceeds from the sale of the asset to acquire other assets, whether disposition of the asset would increase cash flow, and whether the sale of the asset would be a prohibited transaction under the Internal Revenue Code or otherwise impact our status as a REIT for federal income tax purposes. The selling price of a property that is net leased will be determined in large part by the amount of rent payable under the lease. If a tenant has a repurchase option at a formula price, we may be limited in realizing any appreciation. In connection with our sales of properties, we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale. During the year ended December 31, 2018, we sold 21 properties for an aggregate gross sales price of $66.6 million, resulting in net cash proceeds of $49.1 million and a gain of $6.3 million.
Acquisition of Properties from Affiliates of CR IV Management
We may acquire properties or interests in properties from, or in co-ownership arrangements with, entities affiliated with CR IV Management, including properties acquired from affiliates of CR IV Management engaged in construction and development of commercial real properties. We will not acquire any property from an affiliate of CR IV Management unless a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction determine that the transaction is fair and reasonable to us. The purchase price that we will pay for any property we acquire from affiliates of CR IV Management, including property developed by an affiliate of CR IV Management as well as property held by such an affiliate that has already been developed, will not exceed the current appraised value of the property. In addition, the price of the property we acquire from an affiliate of CR IV Management may not exceed the cost of the property to the affiliate, unless a majority of our directors (including a majority of our independent directors) determine that substantial justification for the excess exists and the excess is reasonable. During the year ended December 31, 2018, we did not purchase any properties from affiliates of our advisor.
Conflicts of Interest
We are subject to various conflicts of interest arising out of our relationship with CR IV Management and its affiliates, including conflicts related to the arrangements pursuant to which we will compensate CR IV Management and its affiliates. Certain conflict resolution procedures are set forth in our charter.
The officers and affiliates of CR IV Management will try to balance our interests with the interests of CIM and its affiliates and other programs sponsored or operated by CCO Group to whom they owe duties. However, to the extent that these persons take actions that are more favorable to other entities than to us, these actions could have a negative impact on our financial performance and, consequently, on distributions to our stockholders and the value of their investments.
Our independent directors have an obligation to act on our behalf and on behalf of our stockholders in all situations in which a conflict of interest may arise.
As a result of the Services Agreement between VEREIT OP and CCO Group, until the end of the Initial Services Term, we are also subject to conflicts of interest arising out of our contractual relationship with VEREIT (NYSE: VER), the publicly-traded parent company of VEREIT OP, which also has investment objectives and targeted assets similar to ours. Conflicts of interest will also exist to the extent that we may acquire, or seek to acquire, properties in the same geographic areas where CIM or its affiliates own properties. In addition, our directors and our officers may engage for their own account in business activities of the types conducted or to be conducted by our subsidiaries and us.
Interests in Other Real Estate Programs and Other Concurrent Offerings
Richard S. Ressler, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM and an officer/director of certain of its affiliates, is the chairman of the board, chief executive officer and president of CCIT III and CIM Income NAV, and a director of CCPT V and CCIT II. Avraham Shemesh, one of our directors, who is also a founder and principal of CIM and an officer/director of certain of its affiliates, serves as the chairman of the board, chief executive officer and president of CCIT II and CCPT V and as a director of CCIT III and CIM Income NAV. One of our independent directors, W. Brian Kretzmer, also serves as an independent director of CCIT III and CIM Income NAV. Nathan D. DeBacker, our chief financial officer and treasurer, is the chief financial officer and treasurer of CCIT II, CCIT III, CCPT V and CIM Income NAV, and also serves as an officer for various affiliates of CCO Group. In addition, affiliates of CR IV Management act as advisors to CCPT V, CCIT II, CCIT III and/or CIM Income NAV, all of which are public, non-listed REITs sponsored by our sponsor, CCO Group. In addition, all of these programs primarily focus on the acquisition and management of commercial properties subject to long-term net leases to creditworthy tenants and have acquired or may acquire assets similar to ours. CCPT V, like us, focuses primarily on the retail sector, while CCIT II and CCIT III focus primarily on the office and industrial sectors and CIM Income NAV focuses primarily on commercial properties in the retail, office and industrial sectors. Nevertheless, the investment strategy used by each REIT would permit them to purchase certain properties that may also be suitable for our portfolio.

CCIT II’s initial public offering of up to $2.975 billion in shares of common stock was declared effective by the SEC on September 17, 2013. CIM Income NAV’s offerings of up to $4.0 billion in shares of common stock were declared effective by the SEC on December 6, 2011, August 26, 2013 and February 10, 2017. CCPT V’s initial public offering of up to $2.975 billion in shares of common stock was declared effective by the SEC on March 17, 2014 and terminated on August 1, 2017. CCPT V’s follow-on offering of up to $1.5 billion in shares of common stock was declared effective by the SEC on August 1, 2017. CCIT III’s initial public offering of up to $3.5 billion in shares of common stock of two classes was declared effective by the SEC on September 22, 2016. CCIT II, CCPT V and CCIT III are no longer offering shares for investment to the public as of the date of this Annual Report on Form 10-K.
Other real estate programs sponsored or operated by CIM or CCO Group, including other real estate offerings in registration, could compete with us in the sale or operation of our assets. We will seek to achieve any operating efficiencies or similar savings that may result from affiliated management of competitive assets. However, to the extent such programs own or acquire property that is adjacent, or in close proximity, to a property we own, our property may compete with such other program’s property for tenants or purchasers.
During the Initial Services Term of the Services Agreement, VEREIT OP is obligated to provide property acquisition services to us and CCO Group, and property acquisitions will be allocated among VEREIT and the real estate programs sponsored by CCO Group pursuant to an asset allocation policy and in accordance with the terms of the Services Agreement. During this period, in the event that an acquisition opportunity has been identified that may be suitable for more than one of us, VEREIT or one or more other programs sponsored by CCO Group, and for which more than one of such entities has sufficient funds, then an allocation committee, which is comprised of employees of VEREIT and employees of CIM, CCO Group or their respective affiliates (the “Allocation Committee”), will examine the following factors, among others, in determining the entity for which the acquisition opportunity is most appropriate:
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
If a subsequent development, such as a delay in the closing of the acquisition or a delay in the construction of a property, causes any such acquisition opportunity, in the opinion of the Allocation Committee, to be more appropriate for an entity other than the entity that committed to make the acquisition opportunity, the Allocation Committee may determine that VEREIT or another program sponsored by CCO Group will be allocated the acquisition opportunity. The Board has a duty to ensure that the method used for the allocation of the acquisition of properties by VEREIT or by other programs sponsored by CCO Group seeking to acquire similar types of properties is applied fairly to us.
On March 19, 2019, our Board approved amendments to the asset allocation policies to remove VEREIT as a participant under the policies. Pursuant to the amended asset allocation policies, effective April 1, 2019, the Allocation Committee will consist entirely of employees of CCO Group and its affiliates, and will allocate investment opportunities among us and other real estate programs sponsored by CCO Group by examining the same factors and applying the same process as described above. Accordingly, CCO Group and its affiliates may face similar conflicts of interest as those described above with respect to VEREIT OP during the Initial Services Term of the Services Agreement.
Although our Board has adopted a policy limiting the types of transactions that we may enter into with CR IV Management and its affiliates, including other real estate programs sponsored by CCO Group, we may still enter into certain such transactions, which are subject to inherent conflicts of interest. Similarly, joint ventures involving affiliates of CR IV Management also give rise to conflicts of interest. In addition, our Board may encounter conflicts of interest in enforcing our rights against any affiliate of CR IV Management in the event of a default by or disagreement with an affiliate or in invoking powers, rights or options pursuant to any agreement between us and CR IV Management, any of its affiliates or another real estate program sponsored by CCO Group.

Other Activities of CR IV Management and Its Affiliates
We rely on our advisor, CR IV Management, for the day-to-day operation of our business. As a result of the interests of certain members of these entities’ management in CIM or its affiliates, or other real estate programs sponsored by CCO Group, and the fact that such persons also are engaged, and will continue to engage, in other business activities, CIM, our advisor and their respective officers, key persons and affiliates may have conflicts of interest in allocating their time and resources among us, CIM, their respective affiliates and other real estate programs sponsored by CCO Group, as applicable. However, our advisor believes that it, CIM and their respective affiliates, have sufficient personnel to discharge fully their responsibilities to all of the other programs sponsored or operated by CIM, CCO Group or their respective affiliates, and the other ventures in which they are involved.
Richard S. Ressler, the chairman of our Board, chief executive officer, and president, who is also a founder and principal of CIM and an officer/director of certain of its affiliates, as well as the chairman of the board, chief executive officer and president of CCIT III and CIM Income NAV, and a director of CCPT V and CCIT II, is vice president of CR IV Management. Avraham Shemesh, one of our directors, who is also founder and principal of CIM and an officer/director of certain of its affiliates, and serves as a director of CCIT III and CIM Income NAV, as well as chairman of the board, chief executive officer and president of CCIT II and CCPT V, is president and treasurer of CR IV Management. In addition, our chief financial officer and treasurer, Nathan D. DeBacker, who is also an officer of other real estate programs sponsored by CCO Group, is vice president of CR IV Management. As a result, Messrs. Ressler and DeBacker may owe duties to these other entities and their stockholders or equity owners, as applicable, which may from time to time conflict with the duties that they owe to us and our stockholders.
Dealer Manager
Because CCO Capital, the dealer manager for the Offering, is an affiliate of CR IV Management, we did not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter in connection with the Offering.
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
Receipt of Fees and Other Compensation by CR IV Management and Its Affiliates
We have incurred, and expect to continue to incur, fees and expenses payable to CR IV Management and its affiliates in connection with the acquisition and management of our assets, including acquisition and advisory fees, acquisition expenses and operating expenses.
A transaction involving the purchase or sale of properties, or the purchase or sale of any other real estate-related asset will likely result in the receipt of fees and other compensation by CR IV Management and its affiliates, including acquisition and advisory fees, disposition fees and the possibility of subordinated performance fees. Subject to oversight by our Board, CR IV Management will continue to have considerable discretion with respect to all decisions relating to the terms and timing of all transactions. Therefore, CR IV Management may have conflicts of interest concerning certain actions taken on our behalf, particularly due to the fact that acquisition fees will generally be based on the cost of the acquisition and payable to CR IV Management and its affiliates regardless of the quality of the properties acquired. The advisory fees are based on the estimated value of our assets which were acquired prior to the “as of” date of the most recent estimated per share NAV and are based on the costs of the assets acquired subsequent to the date of the most recent estimated per share NAV. Basing acquisition fees and advisory fees on the cost or estimated value of our assets may influence CR IV Management’s decisions relating to property acquisitions.
Employees
We have no direct employees. The employees of CR IV Management and its affiliates provide services to us related to acquisitions and dispositions, property management, asset management, financing, accounting, stockholder relations and administration. The employees of CCO Capital, the dealer manager for the Offering, provided wholesale brokerage services during the Offering.
We are dependent on CR IV Management and its affiliates for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, property management and other general administrative responsibilities. In the event that these companies are unable to provide these services to us, we would be required to obtain such services from other sources.
We reimburse CR IV Management and its affiliates for expenses incurred in connection with its provision of administrative, acquisition, property management, asset management, financing, accounting and stockholder relations services, including personnel costs, subject to certain limitations. During the years ended December 31, 2018, 2017 and 2016, $11.2 million, $10.0 million and $9.7 million, respectively, were recorded for reimbursement of services provided by CR IV Management and its affiliates in connection with the acquisition, management, operating and financing of our assets. No amounts were recorded for the reimbursement of certain third-party and personnel costs allocated in connection with the issuance of shares pursuant to the Offering during the years ended December 31, 2018, 2017, and 2016.
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
Property Concentrations
As of December 31, 2018, no single tenant or geographic location accounted for greater than 10% of our 2018 annualized rental income. As of December 31, 2018, we have certain industry concentrations in our property holdings. In particular, we have tenants in the discount store and pharmacy industries, which comprised 15% and 10%, respectively, of our 2018 annualized rental income. See Part I, Item 2. Properties of this Annual Report on Form 10-K for additional information regarding the geographic concentration of our properties.
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
In the event the Phase I environmental site assessment uncovers potential environmental problems with a property, our advisor will determine whether we will pursue the acquisition opportunity and whether we will have a “Phase II” environmental site assessment performed. The factors we may consider in determining whether to conduct a Phase II environmental site assessment include, but are not limited to, (1) the types of operations conducted on the property and surrounding properties, (2) the time, duration and materials used during such operations, (3) the waste handling practices of any tenants or property owners, (4) the potential for hazardous substances to be released into the environment, (5) any history of environmental law violations on the subject property and surrounding properties, (6) any documented environmental releases, (7) any observations from the consultant that conducted the Phase I environmental site assessment, and (8) whether any party

(e.g., surrounding property owners, prior owners or tenants) may be responsible for addressing the environmental conditions. We will determine whether to conduct a Phase II environmental site assessment on a case by case basis.
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
Available Information
We electronically file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the SEC. We also file registration statements, amendments to our registration statements, and/or supplements to our prospectus in connection with any of our offerings with the SEC. Copies of our filings with the SEC are available on our sponsor’s website, http://www.cimgroup.com, free of charge. The information on our sponsor’s website is not incorporated by reference into this Annual Report on Form 10-K. Copies of our filings with the SEC may also be obtained from the SEC’s website, at http://www.sec.gov. Access to these filings is free of charge.

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
We currently have not identified all of the properties or real estate-related assets that we may purchase. We have established policies relating to the types of assets we will acquire and the creditworthiness of tenants of our properties, but our advisor has wide discretion in implementing these policies, subject to the oversight of our Board. Additionally, our advisor has discretion to determine the location, number and size of our acquisitions and the percentage of net proceeds we may dedicate to a single asset. As a result, you will not be able to evaluate the economic merit of our future acquisitions until after such acquisitions have been made. Therefore, an investment in our shares is speculative.
Our stockholders should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that, like us, have not identified all properties or real estate-related assets that they intend to purchase. To be successful in this market, we and our advisor must, among other things:

•	identify and acquire assets that further our investment objectives;

•	rely on our advisor and its affiliates to attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	respond to competition for our targeted real estate and other assets;

•	rely on our advisor and its affiliates to continue to build and expand our operations structure to support our business; and

•	be continuously aware of, and interpret, marketing trends and conditions.
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
There is no public market for our common stock and there may never be one. In addition, although we presently intend to consider alternatives for providing liquidity for our stockholders beginning five to seven years following the termination of our initial public offering, we do not have a fixed date or method for providing stockholders with liquidity. We expect that our Board will make that determination in the future based, in part, upon advice from our advisor. If our stockholders are able to find a buyer for their shares, our stockholders will likely have to sell them at a substantial discount to their purchase price. It also is likely that our stockholders’ shares would not be accepted as the primary collateral for a loan. Therefore, shares of our common stock should be considered illiquid and a long-term investment, and our stockholders must be prepared to hold their shares of our common stock for an indefinite length of time.
Our stockholders are limited in their ability to sell their shares pursuant to our share redemption program and may have to hold their shares for an indefinite period of time.
Our share redemption program includes numerous restrictions that limit our stockholders’ ability to sell their shares. Subject to funds being available, we will generally limit the number of shares redeemed pursuant to our share redemption program to no more than 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemption is being paid. In addition, we intend to limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter, and funding for redemptions for each quarter generally will be limited to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. For the past eleven quarters, quarterly redemptions have been honored on a pro rata basis, as requests for redemption have exceeded the quarterly redemption limits described above. The Board may amend the terms of, suspend, or terminate our share redemption program without stockholder approval upon 30 days’ prior notice, and our management may reject any request for redemption. These restrictions severely limit our stockholders’ ability to sell their shares should they require liquidity, and limit our stockholders’ ability to recover the value they invested or the fair market value of their shares.
Our estimated per share NAV is an estimate as of a given point in time and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved or completed a merger or other sale of the Company.
Based on the recommendation from the valuation committee of our Board, which is comprised solely of independent directors, our Board, including all of its independent directors, approves and establishes at least annually an estimated per share NAV of the Company’s common stock, which is based on an estimated market value of the Company’s assets less the estimated market value of the Company’s liabilities, divided by the number of shares outstanding. The Company provides this estimated per share NAV to assist broker-dealers that participated in the Company’s public offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Rule 2340.
As with any valuation methodology, the methodology used by our Board in reaching an estimate of the per share NAV of our shares is based upon a number of estimates, assumptions, judgments and opinions that may, or may not, prove to be correct. The use of different estimates, assumptions, judgments or opinions may have resulted in significantly different estimates of the per share NAV of our shares. In addition, our Board’s estimate of per share NAV is not based on the book values of the Company’s real estate, as determined by generally accepted accounting principles, as the Company’s book value for most real estate is based on the amortized cost of the property, subject to certain adjustments. Furthermore, in reaching an estimate of the per share NAV of the Company’s shares, our Board did not include, among other things, a discount for debt that may include a prepayment obligation or a provision precluding assumption of the debt by a third party. As a result, there can be no assurance that:

•	stockholders will be able to realize the estimated per share NAV upon attempting to sell their shares; or

•
the Company will be able to achieve, for its stockholders, the estimated per share NAV upon a listing of the Company’s shares of common stock on a national securities exchange, a merger of the Company, or a sale of the Company’s portfolio.

When determining the estimated per share NAV, there are currently no SEC, federal or state rules that establish requirements specifying the methodology to employ in determining an estimated per share NAV. However, pursuant to rules of the Financial Industry Regulatory Authority (“FINRA”), the determination of the estimated per share NAV must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert and must be derived from a methodology that conforms to standard industry practice.
The estimated per share NAV is an estimate as of a given point in time and likely does not represent the amount of net proceeds that would result from an immediate sale of our assets, or in the event that we are liquidated or dissolved or completed a merger or other sale of the Company. The estimated per share NAV of the Company’s shares will fluctuate over time as a result of, among other things, developments related to individual assets and changes in the real estate and capital markets.
We may be unable to pay or maintain cash distributions or increase distributions over time.
There are many factors that can affect the availability and timing of cash distributions to our stockholders. Distributions are based primarily on cash flow from operations. The amount of cash available for distributions is affected by many factors, such as the performance of our advisor in selecting acquisitions for us to make, selecting tenants for our properties and securing financing arrangements, our ability to buy properties, the amount of rental income from our properties, and our operating expense levels, as well as many other variables. We may not always be in a position to pay distributions to our stockholders and any distributions we do make may not increase over time. In addition, our actual results may differ significantly from the assumptions used by our Board in establishing the distribution rate to our stockholders. There also is a risk that we may not have sufficient cash flow from operations to fund distributions required to maintain our REIT status.
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
The following table presents distributions and the source of distributions for the periods indicated below (dollar amounts in thousands):

	Year Ended December 31,
	2018		2017
	Amount	Percent	Amount	Percent
Distributions paid in cash	$102,822	53%	$93,310	48%
Distributions reinvested	91,764	47%	101,344	52%
Total distributions	$194,586	100%	$194,654	100%
Source of distributions:
Net cash provided by operating activities (1)	$194,586	100%	$194,654	100%
____________________________________

(1)	Net cash provided by operating activities for the years ended December 31, 2018 and 2017 was $205.8 million and $198.9 million, respectively.
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

We have experienced net losses in the past (calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”)) and we may not be profitable or realize growth in the value of our assets. Many of our losses can be attributed to start-up costs, depreciation and amortization, as well as acquisition expenses incurred in connection with purchasing properties or making other investments. Our ability to sustain profitability is uncertain and depends on the demand for, and value of, our portfolio of properties. For a further discussion of our operational history and the factors affecting our losses, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K and our accompanying consolidated financial statements and notes thereto.
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
Our independent valuation firm calculated estimates of the market value of our principal real estate and real estate-related assets, and our Board determined the net value of our real estate and real estate-related assets and liabilities taking into consideration such estimate provided by the independent valuation firm. The Board is ultimately responsible for determining the estimated per share NAV. Since our Board will determine our estimated per share NAV at least annually, there may be changes in the value of our properties that are not fully reflected in the most recent estimated per share NAV. As a result, the published estimated per share NAV may not fully reflect changes in value that may have occurred since the prior valuation.
Furthermore, our advisor will monitor our portfolio, but it may be difficult to reflect changing market conditions or material events that may impact the value of our portfolio between valuations, or to obtain timely or complete information regarding any such events. Therefore, the estimated per share NAV published before the announcement of an extraordinary event may differ significantly from our actual per share NAV until such time as sufficient information is available and analyzed, the financial impact is fully evaluated, and the appropriate adjustment is made to our estimated per share NAV, as determined by our Board. Any resulting disparity may be to the detriment of a purchaser of our shares or a stockholder selling shares pursuant to our share redemption program.
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
In the future, we may undertake a listing of our common stock on an exchange or other liquidity event that may involve internalizing our management functions. If our Board determines that it is in our best interest to internalize our management functions, and such internalization is approved by our stockholders, we may negotiate to acquire our advisor’s assets and personnel. At this time, we cannot be sure of the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our common stock. The payment of such consideration could result in dilution of our stockholders’ interests as a stockholder and could reduce the net income per share attributable to their investment.
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
Our participation in a co-ownership arrangement may subject us to risks that otherwise may not be present in other real estate assets.
We may enter into co-ownership arrangements with respect to a portion of the properties we acquire. Co-ownership arrangements involve risks generally not otherwise present with an investment in other real estate assets, such as the following:

•	the risk that a co-owner may at any time have economic or business interests or goals that are or become inconsistent with our business interests or goals;

•	the risk that a co-owner may be in a position to take action contrary to our instructions or requests or contrary to our policies, objectives or status as a REIT;

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

•
the possibility that a co-owner might not have adequate liquid assets to make cash advances that may be required in order to fund operations, maintenance and other expenses related to the property, which could result in the loss of current or prospective tenants and may otherwise adversely affect the operation and maintenance of the property, and could cause a default under the applicable mortgage loan financing documents and may result in late charges, penalties and interest, and may lead to the exercise of foreclosure and other remedies by the lender;

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

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results, damage our reputation, cause us to incur substantial additional costs or lead to litigation.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our tenant and stockholder relationships. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those we have outsourced. We have implemented processes, procedures and internal controls to help mitigate cyber incidents, but these measures do not guarantee that a cyber incident will not occur or that attempted security breaches or disruptions would not be successful or damaging. A cyber incident could materially adversely impact our business, financial condition, results of operations, cash flow, or our ability to satisfy our debt service obligations or to maintain our level of distributions on common stock. Additionally, a cyber incident could result in additional costs to repair or replace our networks or information systems and possible legal liability, including government enforcement actions and private litigation.
Our commercial construction lending may expose us to increased lending risks.
Our commercial construction lending may expose us to increased lending risks. Construction loans generally expose a lender to greater risk of non‑payment and loss than permanent commercial mortgage loans because repayment of the loans often depends on the borrower’s ability to secure permanent take‑out financing, which requires the successful completion of construction and stabilization of the project, or operation of the property with an income stream sufficient to meet operating expenses, including debt service on such replacement financing. For construction loans, increased risks include the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction, all of which may be affected by unanticipated construction delays and cost over‑runs. Such loans typically involve an expectation that the borrower’s sponsors will contribute sufficient equity funds in order to keep the loan in balance, and the sponsors’ failure or inability to meet this obligation could result in delays in construction or an inability to complete construction. Commercial construction loans also expose the lender to additional risks of contractor non‑performance, or borrower disputes with contractors resulting in mechanic’s or materialmen’s liens on the property and possible further delay in construction. In addition, since such loans generally entail greater risk than mortgage loans on income producing property, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with such loans. Further, as the lender under a construction loan, we may be obligated to fund all or a significant portion of the loan at one or more future dates. We may not have the funds available at such future date(s) to meet our funding obligations under the loan. In that event, we would likely be in breach of the loan unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all. In addition, many of our construction loans have multiple lenders and if another lender fails to fund we could be faced with the choice of either funding for that defaulting lender or suffering a delay or protracted interruption in the progress of construction.
Our mezzanine loans involve greater risks of loss than senior loans secured by income‑producing properties.
During the fourth quarter of 2018, we originated $89.8 million of mezzanine loans, and may continue to invest in mezzanine loans, which sometimes take the form of subordinated loans secured by second mortgages on the underlying property or more commonly take the form of loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. These types of assets involve a higher degree of risk than long‑term senior mortgage lending secured by income‑producing real property because the loan may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan‑to‑value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Significant losses related to our mezzanine loans would result in operating losses for us and may limit our ability to make distributions to our stockholders.

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

•
how and when to recommend to our Board a proposed strategy to provide our stockholders with liquidity, which proposed strategy, if implemented, could entitle our advisor to the payment of significant fees.

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
Pursuant to the terms of our advisory agreement, our advisor is entitled to a subordinated performance fee that is structured in a manner intended to provide incentives to our advisor to perform in our best interests and in the best interests of our stockholders. However, because our advisor does not maintain a significant equity interest in us and is entitled to receive certain fees regardless of performance, our advisor’s interests are not wholly aligned with those of our stockholders. Furthermore, our advisor could be motivated to recommend riskier or more speculative acquisitions in order for us to generate the specified levels of performance or sales proceeds that would entitle our advisor to performance-based fees. In addition, our advisor will have substantial influence with respect to how and when our Board elects to provide liquidity to our stockholders, and these performance-based fees could influence our advisor’s recommendations to us in this regard. Our advisor also has the right to terminate the advisory agreement upon 60 days’ written notice without cause or penalty which, under certain circumstances, could result in our advisor earning a performance fee. This could have the effect of delaying, deferring or preventing a change of control.
Other real estate programs sponsored by CCO Group, as well as CIM and certain of its affiliates use investment strategies that are similar to ours; therefore, our executive officers and the officers and key personnel of our advisor and its affiliates may face conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor.
CCPT V, CCIT II, CCIT III, CIM Income NAV, and CIM and its affiliates may have characteristics, including targeted asset types, investment objectives and criteria substantially similar to ours. As a result, we may be seeking to acquire properties and real estate-related assets at the same time as CIM or its affiliates, or one or more of the other real estate programs sponsored by CCO Group or its affiliates and managed by officers and key personnel of our advisor and/or its affiliates, and these other programs may use investment strategies and have investment objectives and criteria substantially similar to ours. Certain of our executive officers and certain officers of our advisor also are executive officers of CIM or its affiliates and other programs sponsored by CCO Group or its affiliates, the general partners of other private investment programs sponsored by CCO Group or its affiliates and/or the advisors or fiduciaries of other real estate programs sponsored by CCO Group or its affiliates. Accordingly, there is a risk that the allocation of acquisition opportunities may result in our acquiring a property that provides lower returns to us than a property purchased by another real estate program sponsored by CCO Group or its affiliates.
In addition, we have acquired, and may continue to acquire, properties in geographic areas where CIM or its affiliates, or other real estate programs sponsored by CCO Group own properties. If one of these other real estate programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. Similar conflicts of interest may arise if our advisor recommends that we make or purchase mortgage loans or participations in mortgage loans, since CIM or its affiliates or other real estate programs sponsored by CCO Group may be competing with us for these assets.
Our officers, certain of our directors and our advisor, including its key personnel and officers, face conflicts of interest related to the positions they hold with affiliated and unaffiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns to our stockholders.
Richard S. Ressler, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM and certain of its affiliates, is the chairman of the board, chief executive officer and president of CCIT III and CIM Income NAV, and a director of CCPT V and CCIT II. Furthermore, Avraham Shemesh, one of our directors, is also a founder and principal of CIM and certain of its affiliates, and is the chairman of the board, chief executive officer and president of CCIT II and CCPT V and is a director of CCIT III and CIM Income NAV, and W. Brian Kretzmer, one of our independent directors, also serves as a director of CCIT III and CIM Income NAV. In addition, our chief financial officer and treasurer, Nathan D. DeBacker, is also an officer of certain affiliates of CIM and other real estate programs sponsored by CCO Group. Also, our advisor and its key personnel are or may be key personnel of other current or future real estate programs that have investment objectives, targeted assets, and legal and financial obligations substantially similar to ours, and/or key personnel of the advisor to such programs, and they may have other business interests as well. As a result, Messrs. Ressler, Kretzmer and DeBacker, and certain key personnel of our advisor, may owe fiduciary duties to these other entities and their stockholders or equity owners, as applicable, which may from time to time conflict with the duties that they owe to us and our stockholders.
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

Our advisor faces conflicts of interest relating to joint ventures or other co-ownership arrangements that we may enter into with CIM or its affiliates, or another real estate program sponsored or operated by CCO Group, which could result in a disproportionate benefit to CIM or its affiliates, or another real estate program sponsored by CCO Group.
We may enter into joint ventures or co-ownership arrangements (including co-investment transactions) with CIM or its affiliates, or another real estate program sponsored or operated by CCO Group for the acquisition, development or improvement of properties, as well as the acquisition of real estate-related assets. Since one or more of the officers of our advisor are officers of CIM or its affiliates, including CCO Group and/or the advisors to other real estate programs sponsored by CCO Group, our advisor may face conflicts of interest in determining which real estate program should enter into any particular joint venture or co-ownership arrangement. These persons also may have a conflict in structuring the terms of the relationship between us and any affiliated co-venturer or co-owner, as well as conflicts of interests in managing the joint venture, which may result in the co-venturer or co-owner receiving benefits greater than the benefits that we receive.
In the event we enter into joint venture or other co-ownership arrangements with CIM or its affiliates, or another real estate program sponsored by CCO Group, our advisor and its affiliates may have a conflict of interest when determining when and whether to buy or sell a particular property, or to make or dispose of another real estate-related asset. In addition, if we become listed for trading on a national securities exchange, we may develop more divergent goals and objectives from any affiliated co-venturer or co-owner that is not listed for trading. In the event we enter into a joint venture or other co-ownership arrangement with another real estate program sponsored by CIM or its affiliates, or another real estate investment program sponsored by CCO Group that has a term shorter than ours, the joint venture may be required to sell its properties earlier than we may desire to sell the properties. Even if the terms of any joint venture or other co-ownership agreement between us and CIM or its affiliates, or another real estate program sponsored by CCO Group grants us the right of first refusal to buy such properties, we may not have sufficient funds or borrowing capacity to exercise our right of first refusal under these circumstances. We have adopted certain procedures for dealing with potential conflicts of interest as further described in Part I, Item 1. Business — Conflicts of Interest in this Annual Report on Form 10-K.
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results.
An effective system of internal control over financial reporting is necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. As part of our ongoing monitoring of internal controls, we may discover material weaknesses or significant deficiencies in our internal controls that we believe require remediation. If we discover such weaknesses, we will make efforts to improve our internal controls in a timely manner. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can only provide reasonable, not absolute, assurance that the objectives of the system are met. Any failure to maintain effective internal controls, or implement any necessary improvements in a timely manner, could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our common stock, or cause us to not meet our reporting obligations. Ineffective internal controls could also cause holders of our securities to lose confidence in our reported financial information, which would likely have a negative effect on our business.
Risks Related to Our Corporate Structure
Our charter permits our Board to issue stock with terms that may subordinate the rights of common stockholders or discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
Our charter permits our Board to issue up to 500,000,000 shares of stock, of which 490,000,000 shares are classified as common stock and 10,000,000 shares are classified as preferred stock. In addition, our Board, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. The Board may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms and conditions of redemption of any such stock. Shares of our common stock shall be subject to the express terms of any series of our preferred stock. Thus, if also approved by a majority of our independent directors not otherwise interested in the transaction, our Board could authorize the issuance of preferred stock with terms and conditions that have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing the removal of incumbent management or a change of control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium to the purchase price of our common stock for our stockholders.

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

A person is not an interested stockholder under the statute if our Board approved in advance the transaction by which the person otherwise would have become an interested stockholder. However, in approving a transaction, our Board may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by our Board.
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

These super-majority vote requirements do not apply if the corporation’s stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The business combination statute permits various exemptions from its provisions, including business combinations that are exempted by our Board prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our Board has exempted any business combination involving our advisor or any affiliate of our advisor. As a result, our advisor and any affiliate of our advisor may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the super-majority vote requirements and the other provisions of the statute. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.
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
In order for us to not meet the definition of an “investment company” and avoid regulation under the Investment Company Act, we must engage primarily in the business of buying real estate, and these investments must be made within one year after the end of the Offering. To avoid meeting the definition of an “investment company” under Section 3(a)(1) of the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. Similarly, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. Accordingly, our Board may not be able to change our investment policies as they may deem appropriate if such change would cause us to meet the definition of an “investment company.” In addition, a change in the value of any of our assets could negatively affect our ability to avoid being required to register as an investment company. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.
The Board may change certain of our policies without stockholder approval, which could alter the nature of our stockholders’ investment. If our stockholders do not agree with the decisions of our Board, they only have limited control over changes in our policies and operations and may not be able to change such policies and operations.
The Board determines our major policies, including our policies regarding investments, financing, growth, debt capitalization, REIT qualification and distributions. The Board may amend or revise these and other policies without a vote of our stockholders. As a result, the nature of our stockholders’ investment could change without their consent. Under the Maryland General Corporation Law and our charter, our stockholders generally have a right to vote only on the following:

•	the election or removal of directors;

•
an amendment of our charter, except that our Board may amend our charter without stockholder approval to increase or decrease the aggregate number of our shares or the number of our shares of any class or series that we have the authority to issue, to change our name, to change the name or other designation or the par value of any class or series of our stock and the aggregate par value of our stock or to effect certain reverse stock splits; provided, however, that any such amendment does not adversely affect the rights, preferences and privileges of the stockholders;

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
All other matters are subject to the discretion of our Board.
The power of our Board to revoke our REIT election without stockholder approval may cause adverse consequences to our stockholders.
Our organizational documents permit our Board to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if our Board determines that it is no longer in our best interest to continue to qualify as a REIT. In such a case, we would become subject to U.S. federal, state and local income tax on our net taxable income and we would no longer be required to distribute most of our net taxable income to our stockholders, which could have adverse consequences on the total return to holders of our common stock.
Our rights and the rights of our stockholders to recover claims against our officers, directors and our advisor are limited, which could reduce our stockholders’ and our recovery against them if they cause us to incur losses.
The Maryland General Corporation Law provides that a director has no liability in such capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter, in the case of our directors and officers, and our charter and the advisory agreement, in the case of our advisor and its affiliates, require us, subject to certain exceptions, to indemnify and advance expenses to our directors, our officers, and our advisor and its affiliates. Our charter permits us to provide such indemnification and advance for expenses to our employees and agents. Additionally, our charter limits, subject to certain exceptions, the liability of our directors and officers to us and our stockholders for monetary damages. Although our charter does not allow us to indemnify our directors or our advisor and its affiliates for any liability or loss suffered by them or hold harmless our directors or our advisor and its affiliates for any loss or liability suffered by us to a greater extent than permitted under Maryland law, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our advisor and its affiliates, than might otherwise exist under common law, which could reduce our stockholders’ and our recovery against them. In addition, our advisor is not required to retain cash to pay potential liabilities and it may not have sufficient cash available to pay liabilities if they arise. If our advisor is held liable for a breach of its fiduciary duty to us, or a breach of its contractual obligations to us, we may not be able to collect the full amount of any claims we may have against our advisor. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our advisor in some cases, which would decrease the cash otherwise available for distribution to our stockholders.
Our stockholders’ interest in us will be diluted if we issue additional shares.
Our stockholders do not have preemptive rights to any shares issued by us in the future. Our charter authorizes 500,000,000 shares of stock, of which 490,000,000 shares are classified as common stock and 10,000,000 shares are classified as preferred stock. Subject to any limitations set forth under Maryland law, our Board may amend our charter from time to time to increase the number of authorized shares of stock, increase or decrease the number of shares of any class or series of stock that we have authority to issue, or classify or reclassify any unissued shares into other classes or series of stock without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our Board, except that the issuance of preferred stock must also be approved by a majority of our independent directors not otherwise interested in the transaction. Our stockholders likely will suffer dilution of their equity investment in us, in the event that we (1) continue to issue shares pursuant to our Secondary DRIP Offering, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of our common stock to our advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement or (5) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our operating partnership. In addition, the partnership agreement of our operating partnership contains provisions that would allow, under certain circumstances, other entities, including other real estate programs sponsored or operated by CCO Group, to merge into or cause the exchange or conversion of their interest in that entity for interests of our operating partnership. Because the limited partnership interests of our operating partnership may, in the discretion of our Board, be exchanged for shares of our common stock, any merger, exchange or conversion between our operating partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders.
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
Our operating results will be subject to risks generally incident to the ownership of real estate, including:

•	changes in international, national or local economic or geographic conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•	the illiquidity of real estate assets generally;

•	changes in tax, real estate, environmental and zoning laws; and

•	periods of high interest rates and tight money supply.
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
We are subject to industry concentrations that make us more susceptible to adverse events with respect to certain industries.
As of December 31, 2018, we had derived approximately:

•	15% and 10% of our 2018 annualized rental income from tenants in the discount store and pharmacy industries, respectively.
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
We may enter into sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-

leaseback might be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect our financial condition, cash flow and the amount available for distributions to our stockholders.
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
In connection with the acquisition of properties, we may assume existing liabilities, some of which may have been unknown or unquantifiable at the time of the transaction. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of tenants or other persons dealing with the sellers prior to our acquisition of the properties, tax liabilities, and accrued but unpaid liabilities whether incurred in the ordinary course of business or otherwise. If the magnitude of such unknown liabilities is high, either singly or in the aggregate, it could adversely affect our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or maintain our level of distributions on our common stock.
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
We carry comprehensive liability, fire, extended coverage, and rental loss insurance covering all of the properties in our portfolio under one or more blanket insurance policies with policy specifications, limits and deductibles customarily carried for similar properties. In addition, we carry professional liability and directors’ and officers’ insurance, and cyber liability insurance. While we select policy specifications and insured limits that we believe are appropriate and adequate given the relative risk of loss, insurance coverages provided by tenants, the cost of the coverage and industry practice, there can be no assurance that we will not experience a loss that is uninsured or that exceeds policy limits. In addition, we may reduce or discontinue terrorism, earthquake, flood or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. Our title insurance policies may not insure for the current aggregate market value of our portfolio, and we do not intend to increase our title insurance coverage as the market value of our portfolio increases.
Further, we do not carry insurance for certain losses, including, but not limited to, losses caused by riots or acts of war. Certain types of losses may be either uninsurable or not economically insurable, such as losses due to earthquakes, riots or acts of war. If we experience a loss that is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. In addition, we carry several different lines of insurance, placed with several large insurance carriers. If any one of these large insurance carriers were to become insolvent, we would be forced to replace the existing insurance coverage with another suitable carrier, and any outstanding claims would be at risk for collection. In such an event, we cannot be certain that we would be able to replace the coverage at similar or otherwise favorable terms. As a result of any of the situations described above, our financial condition and cash flows may be materially and adversely affected.
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
We routinely evaluate our real estate assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, tenant performance and lease structure. For example, the early termination of, or default under, a lease by a tenant may lead to an impairment charge. Since our investment focus is on properties net leased to a single tenant, the financial failure of, or other default by, a single tenant under its lease may result in a significant impairment loss. If we determine that an impairment has occurred, we would be required to make a downward adjustment to the net carrying value of the property, which could have a material adverse effect on our results of operations in the period in which the impairment charge is recorded. Management has recorded an impairment charge related to certain properties in the year ended December 31, 2018, and may record future impairments based on actual results and changes in circumstances. Negative developments in the real estate market may cause management to reevaluate the business and macro-economic assumptions used in its impairment analysis. Changes in management’s assumptions based on actual results may have a material impact on the Company’s financial statements. See Note 3 — Fair Value Measurements to our consolidated financial statements for a discussion of our real estate impairment charge.
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
We expect to hold the various real properties we acquire until such time as we decide that a sale or other disposition is appropriate given our REIT status and business objectives. Our ability to dispose of properties on advantageous terms or at all depends on certain factors beyond our control, including competition from other sellers and the availability of attractive financing for potential buyers of our properties. We cannot predict the various market conditions affecting real estate assets which will exist at any particular time in the future. Due to the uncertainty of market conditions which may affect the disposition of our properties, we cannot assure our stockholders that we will be able to sell such properties at a profit or at all in the future. Accordingly, the extent to which our stockholders will receive cash distributions and realize potential appreciation on our real estate assets will depend upon fluctuating market conditions. Furthermore, we may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure our stockholders that we will have funds available to correct such defects or to make such improvements.
Our properties where the underlying tenant has a below investment grade credit rating, as determined by major credit rating agencies, or has an unrated tenant may have a greater risk of default.
As of December 31, 2018, approximately 61.4% of our tenants were not rated or did not have an investment grade credit rating from a major ratings agency or were not affiliates of companies having an investment grade credit rating. Our properties with such tenants may have a greater risk of default and bankruptcy than properties leased exclusively to investment grade tenants. When we acquire properties where the tenant does not have a publicly available credit rating, we will use certain credit assessment tools as well as rely on our own estimates of the tenant’s credit rating which includes reviewing the tenant’s financial information (e.g., financial ratios, net worth, revenue, cash flows, leverage and liquidity, if applicable). If our ratings estimates are inaccurate, the default or bankruptcy risk for the subject tenant may be greater than anticipated. If our lender or a credit rating agency disagrees with our ratings estimates, we may not be able to obtain our desired level of leverage or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.
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
Increased operating expenses could reduce cash flow from operations and funds available to acquire properties or make distributions.
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
Any deterioration of domestic or international financial markets could impact the availability of credit or contribute to rising costs of obtaining credit and therefore, could have the potential to adversely affect the value of our assets, the availability or the terms of financing, our ability to make principal and interest payments on, or refinance, any indebtedness and/or, for our leased properties, the ability of our tenants to enter into new leasing transactions or satisfy their obligations, including the payment of rent, under existing leases. The market environment also could affect our operating results and financial condition as follows:

•
Debt Markets — The debt market is sensitive to the macro environment, such as Federal Reserve policy, market sentiment, or regulatory factors affecting the banking and CMBS industries. Should overall borrowing costs increase, due to either increases in index rates or increases in lender spreads, our operations may generate lower returns.

•
Real Estate Markets — While incremental demand growth has helped to reduce vacancy rates and support modest rental growth in recent years, and while improving fundamentals have resulted in gains in property values, in many markets property values, occupancy and rental rates continue to be below those previously experienced before the most recent economic downturn. If recent improvements in the economy reverse course, the properties we acquire could substantially decrease in value after we purchase them. Consequently, we may not be able to recover the carrying amount of our properties, which may require us to recognize an impairment charge or record a loss on sale in our earnings.

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
If we purchase an option to acquire a property but do not exercise the option, we likely would forfeit the amount we paid for such option, which would reduce the amount of cash we have available to make other acquisitions.
In determining whether to purchase a particular property, we may obtain an option to purchase such property. The amount paid for an option, if any, normally is forfeited if the property is not purchased and normally is credited against the purchase price if the property is purchased. If we purchase an option to acquire a property but do not exercise the option, we likely would forfeit the amount we paid for such option, which would reduce the amount of cash we have available to make other acquisitions.
Competition with third parties in acquiring, leasing or selling properties and other investments may reduce our profitability and the return on our stockholders’ investment.
We compete with many other entities engaged in real estate acquisition activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships, and other entities engaged in real estate acquisition activities, many of which have greater resources than we do. Larger competitors may enjoy significant advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable acquisitions may increase. Any such increase would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties and other assets as a result of competition with third parties without a corresponding increase in tenant lease rates, our profitability will be reduced, and our stockholders may experience a lower return on their investment.
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
Under the terms of the majority of our net leases, in addition to satisfying their rent obligations, our tenants will be responsible for the payment or reimbursement of property expenses such as real estate taxes, insurance and ordinary maintenance and repairs. However, under the provisions of certain existing leases and leases that we may enter into in the future with our tenants, we may be required to pay some or all of the expenses of the property, such as the costs of environmental liabilities, roof and structural repairs, real estate taxes, insurance, certain non-structural repairs and maintenance. If our properties incur significant expenses that must be paid by us under the terms of our leases, our business, financial condition and results of operations may be adversely affected and the amount of cash available to meet expenses and to pay distributions to stockholders may be reduced.
Changes in U.S. accounting standards regarding operating leases may make the leasing of our properties less attractive to our potential tenants, which could reduce overall demand for our leasing services.
The Financial Accounting Standards Board (the “FASB”) and the International Accounting Standards Board conducted a joint project to re-evaluate lease accounting in order to address concerns raised by the SEC regarding the transparency of contractual lease obligations under the existing accounting standards for operating leases. In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (“ASU 2016-02”), which will require that a tenant recognize assets and liabilities on the balance sheet for all leases with a lease term of more than 12 months, with the result being the recognition of a right of use asset and a lease liability and the disclosure of key information about the entity’s leasing arrangements. These and other potential changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential tenants. These changes may affect how our real estate leasing business is conducted. For example, with the ASU 2016-02 revision, companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets under current practice could be reduced or eliminated. This impact in turn could make it more difficult for us to enter into leases on terms we find favorable. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We will adopt the new leasing standard effective on January 1, 2019.
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
We have acquired real estate and other real estate-related assets by borrowing new funds. In addition, we have incurred mortgage debt and pledged some of our real properties as security for that debt to obtain funds to acquire additional real properties and other assets and to pay distributions to our stockholders. We may borrow additional funds if we need funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders. We may also borrow additional funds if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT for U.S. federal income tax purposes.
Our advisor believes that utilizing borrowing is consistent with our investment objective of maximizing the return to stockholders. There is no limitation on the amount we may borrow against any individual property or other asset. However, under our charter, we are required to limit our borrowings to 75% of the cost (before deducting depreciation or other non-cash reserves) of our gross assets, unless excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report along with a justification for such excess borrowing. Moreover, our Board has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless such excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. Our borrowings will not exceed 300% of our net assets as of the date of any borrowing, which is the maximum level of indebtedness permitted under our charter; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with a justification for such excess borrowing. These factors could limit the amount of cash we have available to distribute to our stockholders and could result in a decline in the value of our stockholders’ investment.
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
In connection with providing us financing, a lender could impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. In general, our loan agreements restrict our ability to encumber or otherwise transfer our interest in the respective property without the prior consent of the lender. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace CR IV Management as our advisor. These or other limitations imposed by a lender may adversely affect our flexibility and our ability to pay distributions on our common stock.
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
We have invested, and may continue to invest, in mezzanine loans and may make or acquire mortgage or bridge loans, or participations in such loans, to the extent our advisor determines that it is advantageous for us to do so. However, if we make or invest in mortgage, bridge or mezzanine loans, we will be at risk of defaults on those loans caused by many conditions beyond our control, including local and other economic conditions affecting real estate values and interest rate levels. If there are defaults under these loans, we may not be able to repossess and sell quickly any properties securing such loans. An action to foreclose on a property securing a loan is regulated by state statutes and regulations and is subject to many of the delays and expenses of any lawsuit brought in connection with the foreclosure if the defendant raises defenses or counterclaims. In the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the loan, which could reduce the value of our investment in the defaulted loan.
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
We are currently taxed as a REIT under the Internal Revenue Code. Our ability to maintain our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Internal Revenue Code. Future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT. If we fail to continue to qualify as a REIT for any taxable year, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for the acquisition of assets or distribution to our stockholders because of the additional tax liability. In addition, distributions to our stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If we lose our REIT status, we might be required to borrow funds or liquidate some assets in order to pay the applicable tax. Our failure to continue to qualify as a REIT would adversely affect the return on our stockholders’ investment.
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
Income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates are generally subject to tax at preferential rates. Dividends payable by REITs, however, generally are not eligible for the preferential tax rates applicable to qualified dividend income (but under the Tax Cuts and Jobs Act, U.S. stockholders that are individuals, trusts and estates generally may deduct 20% of ordinary dividends from a REIT for taxable years beginning after December 31, 2017, and before January 1, 2026). Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, to the extent that the preferential rates continue to apply to regular corporate qualified dividends, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the shares of REITs.
We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability or reduce our operating flexibility, including the recently passed Tax Cuts and Jobs Act.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure our stockholders that any such changes will not adversely affect our taxation and our ability to continue to qualify as a REIT, or the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Our stockholders are urged to consult with their tax advisor with respect to the impact of recent legislation on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that acquires real estate to elect to be treated for U.S. federal income tax purposes as a regular corporation. As a result, our charter provides our Board with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. The Board has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.
In addition, the Tax Cuts and Jobs Act made significant changes to the U.S. federal income tax rules for taxation of individuals and businesses, generally effective for taxable years beginning after December 31, 2017. The Tax Cuts and Jobs Act made major changes to the Code, including a number of provisions of the Code that affect the taxation of REITs and their stockholders. Among the changes made by the Tax Cuts and Jobs Act are permanently reducing the generally applicable corporate tax rate, generally reducing the tax rate applicable to individuals and other noncorporate taxpayers for tax years beginning after December 31, 2017 and before January 1, 2026, eliminating or modifying certain previously allowed deductions (including substantially limiting interest deductibility and, for individuals, the deduction for non-business state and local taxes), and, for taxable years beginning after December 31, 2017 and before January 1, 2026, providing for preferential rates of taxation through a deduction of up to 20% (subject to certain limitations) on most ordinary REIT dividends and certain trade or business income of non-corporate taxpayers. The Tax Cuts and Jobs Act also imposes new limitations on the deduction of net operating losses and requires us to recognize income for tax purposes no later than when we take it into account on our financial statements, which may result in us having to make additional taxable distributions to our stockholders in order to comply with REIT distribution requirements or avoid taxes on retained income and gains. The Tax Cuts and Jobs Act also made numerous large and small changes to the tax rules that do not affect the REIT qualification rules directly but may otherwise affect us or our stockholders.
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
We intend to cause CR IV OP, our operating partnership, to maintain its current status as an entity separate from us (a disregarded entity), or in the alternative, a partnership for U.S. federal income tax purposes. Our operating partnership would lose its status as a disregarded entity for U.S. federal income tax purposes if it issues interests to any subsidiary we establish that is not a disregarded entity for tax purposes (a “regarded entity”) or a person other than us. If our operating partnership issues interests to any subsidiary we establish that is a regarded entity for tax purposes or a person other than us, we would characterize our operating partnership as a partnership for U.S. federal income tax purposes. As a disregarded entity or partnership, our operating partnership is not subject to U.S. federal income tax on its income. However, if the IRS were to successfully challenge the status of our operating partnership as a disregarded entity or partnership, CR IV OP would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This could also result in our losing REIT status, and becoming subject to a corporate-level tax on our income. This would substantially reduce the cash available to us to make distributions to our stockholders and the return on their investment.
In addition, if certain of our other subsidiaries through which CR IV OP owns its properties, in whole or in part, lose their status as disregarded entities or partnerships for U.S. federal income tax purposes, such subsidiaries would be subject to taxation as corporations, thereby reducing cash available for distributions to our operating partnership. Such a re-characterization of CR IV OP’s subsidiaries also could threaten our ability to maintain REIT status.
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
Further, to maintain our qualification as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities, qualified real estate assets and stock of a taxable REIT subsidiary (“TRS”)) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, qualified real estate assets and stock of a TRS) can consist of the securities of any one issuer, no more than 20% of the value of our total assets can be represented by securities of one or more TRSs and no more than 25% of the value of our total assets can be represented by certain debt securities of publicly offered REITs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
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
Our mezzanine loans may not qualify as real estate assets and could adversely affect our status as a REIT.
We have invested and may continue to invest in mezzanine loans, for which the IRS has provided a safe harbor, but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, the IRS will treat the mezzanine loan as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. To the extent that any mezzanine loans do not meet all of the requirements for reliance on the safe harbor, such loans may not be real estate assets and could adversely affect our qualification as a REIT.
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
The REIT provisions of the Internal Revenue Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets or to offset certain other positions, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of one or both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a TRS generally will not provide any tax benefit, except for being carried forward against future taxable income of such TRS.
Investments outside the United States could present additional complications to our ability to satisfy the REIT qualification requirements and may subject us to additional taxes.
Operating in functional currencies other than the U.S. dollar and in environments in which real estate transactions are customarily structured differently than they are in the U.S. or are subject to different legal rules may complicate our ability to structure non-U.S. investments in a manner that enables us to satisfy the REIT qualification requirements. In addition, non-U.S. investments may subject us to various non-U.S. tax liabilities, including withholding taxes.

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
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our Board, for so long as we continue to qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Internal Revenue Code) more than 9.8% in value of the aggregate of our outstanding shares of stock and more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of our shares of stock. The Board, in its sole discretion and upon receipt of certain representations and undertakings, may exempt a person (prospectively or retrospectively) from the ownership limits. However, our Board may not, among other limitations, grant an exemption from these ownership restrictions to any proposed transferee whose ownership, direct or indirect, in excess of the 9.8% ownership limit would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if our Board determines that it is no longer in our best interest to continue to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to continue to so qualify as a REIT.
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

If a stockholder that is an employee benefit plan, individual retirement account (“IRA”), annuity described in Sections 403(a) or (b) of the Internal Revenue Code, Archer Medical Savings Account, health savings account, Coverdell education savings account, or other arrangement that is subject to the Employee Retirement Income Securities Act (“ERISA”) or Section 4975 of the Internal Revenue Code (referred to generally as “Benefit Plans and IRAs”) fails to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in shares of our common stock, such stockholder could be subject to civil and criminal, if the failure is willful, penalties.
There are special considerations that apply to Benefit Plans and IRAs investing in shares of our common stock. Stockholders that are Benefit Plans and IRAs should consider:

•
whether their investment is consistent with the applicable provisions of ERISA and the Internal Revenue Code, or any other applicable governing authority in the case of a plan not subject to ERISA or the Internal Revenue Code;

•	whether their investment is made in accordance with the documents and instruments governing the Benefit Plan or IRA, including any investment policy;

•
whether their investment satisfies the prudence, diversification and other requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA or any similar rule under other applicable laws or regulations;

•	whether their investment will impair the liquidity needs, the minimum and other distribution requirements, or the tax withholding requirements that may be applicable to such Benefit Plan or IRA;

•
whether their investment will constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code or any similar rule under other applicable laws or regulations;

•	whether their investment will produce or result in unrelated business taxable income, as defined in Sections 511 through 514 of the Internal Revenue Code, to the Benefit Plan or IRA;

•
whether their investment will impair the Benefit Plan’s or IRA’s need to value its assets annually (or more frequently) in accordance with ERISA, the Internal Revenue Code and the applicable provisions of the Benefit Plan or IRA; and

•	whether their investment will cause our assets to be treated as “plan assets” of the Benefit Plan or IRA.
Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA, the Internal Revenue Code, or other applicable statutory or common law may result in the imposition of civil and criminal (if the violation is willful) penalties, and can subject the fiduciary to equitable remedies. In addition, if an investment in our common stock constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the “party-in-interest” (within the meaning of ERISA) or “disqualified person” (within the meaning of the Internal Revenue Code) who authorized or directed the investment may have to compensate the plan for any losses the plan suffered as a result of the transaction or restore to the plan any profits made by such person as a result of the transaction, or may be subject to excise taxes with respect to the amount involved. In the case of a prohibited transaction involving an IRA, the IRA may be disqualified and all of the assets of the IRA may be deemed distributed and subject to tax.
In addition to considering their fiduciary responsibilities under ERISA and the prohibited transaction rules of ERISA and the Internal Revenue Code, stockholders that are Benefit Plans and IRAs should consider the effect of the plan assets regulation, U.S. Department of Labor Regulation Section 2510.3-101, as modified by ERISA Section 3(42). To avoid our assets from being considered “plan assets” under the plan assets regulation, our Charter prohibits “benefit plan investors” from owning 25% or more of the shares of our common stock prior to the time that the common stock qualifies as a class of publicly-offered securities, within the meaning of the plan assets regulation. However, we cannot assure our stockholders that those provisions in our Charter will be effective in limiting benefit plan investors’ ownership to less than the 25% limit. For example, the limit could be unintentionally exceeded if a benefit plan investor misrepresents its status as a benefit plan investor. If our underlying assets were to be considered “plan assets” of a benefit plan investor subject to ERISA, (i) we would be an ERISA fiduciary and subject to certain fiduciary requirements of ERISA with which it would be difficult for us to comply and (ii) we could be restricted from entering into favorable transactions if the transaction, absent an exemption, would constitute a prohibited transaction under ERISA or the Internal Revenue Code. Even if our assets are not considered to be “plan assets,” a prohibited transaction could occur if we or any of our affiliates is a fiduciary (within the meaning of ERISA) of a Benefit Plan or IRA stockholder.
Due to the complexity of these rules and the potential penalties that may be imposed, it is important that stockholders that are Benefit Plans and IRAs consult with their own advisors regarding the potential applicability of ERISA, the Internal Revenue Code and any similar applicable law.

Stockholders that are Benefit Plans and IRAs may be limited in their ability to withdraw required minimum distributions as a result of an investment in shares of our common stock.
If Benefit Plans or IRAs invest in our common stock, the Internal Revenue Code may require such plan or IRA to withdraw required minimum distributions in the future. Our common stock will be highly illiquid, and our share repurchase program only offers limited liquidity. If a Benefit Plan or IRA requires liquidity, it may generally sell its shares, but such sale may be at a price less than the price at which such plan or IRA initially purchased its shares of our common stock. If a Benefit Plan or IRA fails to make required minimum distributions, it may be subject to certain taxes and tax penalties.
Specific rules apply to foreign, governmental and church plans.
As a general rule, certain employee benefit plans, including foreign pension plans, governmental plans established or maintained in the United States (as defined in Section 3(32) of ERISA), and certain church plans (as defined in Section 3(33) of ERISA), are not subject to ERISA’s requirements and are not “benefit plan investors” within the meaning of the plan assets regulation. Any such plan that is qualified and exempt from taxation under Sections 401(a) and 501(a) of the Internal Revenue Code may nonetheless be subject to the prohibited transaction rules set forth in Section 503 of the Internal Revenue Code and, under certain circumstances in the case of church plans, Section 4975 of the Internal Revenue Code. Also, some foreign plans and governmental plans may be subject to foreign, state, or local laws which are, to a material extent, similar to the provisions of ERISA or Section 4975 of the Internal Revenue Code. Each fiduciary of a plan subject to any such similar law should make its own determination as to the need for, and the availability of, any exemption relief.
Our investments in construction loans require us to make estimates about the fair value of land improvements that may be challenged by the IRS.
We have invested, and may continue to invest in construction loans, the interest from which is qualifying income for purposes of the REIT income tests, provided that the loan value of the real property securing the construction loan is equal to or greater than the highest outstanding principal amount of the construction loan during any taxable year. For purposes of construction loans, the loan value of the real property is the fair value of the land plus the reasonably estimated cost of the improvements or developments (other than personal property) that secure the loan and that are to be constructed from the proceeds of the loan. There can be no assurance that the IRS would not challenge our estimate of the loan value of the real property.

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
Market Information
As of March 14, 2019, we had approximately 311.3 million shares of common stock outstanding, held by a total of 59,535 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., which serves as our registrar and transfer agent.
There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Unless and until our shares are listed on a national securities exchange, we do not expect that a public market for the shares will develop. Pursuant to the DRIP Offerings, we issue shares of our common stock at the most recently disclosed estimated per share NAV as determined by our Board. As of December 31, 2018, the most recent estimated per share NAV was $9.37 per share, which was established on March 28, 2018 using a valuation date of December 31, 2017.
To assist fiduciaries of tax-qualified pension, stock bonus or profit-sharing plans, employee benefit plans and annuities described in Section 403(a) or (b) of the Internal Revenue Code or an individual retirement account or annuity described in Section 408 of the Internal Revenue Code subject to the annual reporting requirements of ERISA and IRA trustees or custodians in preparation of reports relating to an investment in the shares, we will publicly disclose and provide reports, as requested, of the per share estimated value of our common stock to those fiduciaries who request such reports. Furthermore, in order for FINRA members and their associated persons to participate in the Offering, we are required pursuant to FINRA Rule 5110 to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, pursuant to National Association of Securities Dealers Conduct Rule 2340, which took effect on April 11, 2016, we are required to publish an updated estimated per share NAV on at least an annual basis. The Board will make decisions regarding the valuation methodology to be employed, who will perform valuations of our assets and the frequency of such valuations; provided, however, that the determination of the estimated per share NAV must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert and must be derived from a methodology that conforms to standard industry practice. The Board established an estimated per share NAV on March 20, 2019 of $8.65 per share using a valuation date of December 31, 2018, using a methodology that conformed to standard industry practice. However, as set forth above, there is no public trading market for the shares at this time and stockholders may not receive $8.65 per share if a market did exist.
In determining the estimated per share NAVs as of December 31, 2017 and December 31, 2018, our Board considered information and analysis, including valuation materials that were provided by Duff & Phelps, LLC (“Duff & Phelps”), information provided by CR IV Management, LLC, and the estimated per share NAV recommendation made by the valuation, compensation and affiliate transactions committee of our Board, which committee is comprised of all of our independent directors. See our Current Reports on Form 8-K, filed with the SEC on March 30, 2018 and March 26, 2019, for additional information regarding Duff & Phelps and its valuation materials.
Share Redemption Program
The Board has adopted a share redemption program that enables our stockholders to sell their shares to us in limited circumstances. Our share redemption program permits stockholders to sell their shares back to us, subject to the conditions and limitations described below.
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
The per share redemption price (other than for shares purchased pursuant to our DRIP and as provided below for redemptions due to a stockholder’s death) depends on the length of time the stockholder has held such shares as follows: after two years from the purchase date, 97.5% of the most recently determined estimated per share NAV; and after three years from the purchase date, 100% of the most recently determined estimated per share NAV. During this time period, the redemption price for shares purchased pursuant to our DRIP will be 100% of the most recently determined estimated per share NAV. In each case, the redemption price will be adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock. The estimated per share NAV for purposes of our share redemption program as of December 31, 2018 was $9.37 per share, which estimated per share NAV was determined by our Board on March 28, 2018 using a valuation date of December 31, 2017. As a result of our Board’s determination of an updated estimated per share NAV of our shares of common stock on March 20, 2019, the estimated per share NAV of $8.65 as of December 31, 2018 will serve as the most recent estimated per share NAV for purposes of the share redemption program, effective March 26, 2019, until such time as the board of directors determines a new estimated per share NAV.
In determining the redemption price, we consider shares to have been redeemed from a stockholder’s account on a first-in, first-out basis. The Board will announce any redemption price adjustment and the time period of its effectiveness as a part of its regular communications with our stockholders. If we have sold a property and have made one or more special distributions to our stockholders of all or a portion of the net proceeds from such sales, the per share redemption price will be reduced by the net sale proceeds per share distributed to stockholders prior to the redemption date. The Board will, in its sole discretion, determine which distributions, if any, constitute a special distribution. While our Board does not have specific criteria for determining a special distribution, we expect that a special distribution will only occur upon the sale of a property and the subsequent distribution of the net sale proceeds.
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
The Board may choose to amend, suspend or terminate our share redemption program at any time upon 30 days’ notice to our stockholders. Additionally, we will be required to discontinue sales of shares under our Secondary DRIP Offering on the date we sell all of the shares registered for sale under the Secondary DRIP Offering, unless we register additional DRIP shares to be offered pursuant to an effective registration statement with the SEC and applicable states. Because the redemption of shares will be funded with the net proceeds we receive from the sale of shares under our Secondary DRIP Offering, net of shares redeemed to date, the discontinuance or termination of our Secondary DRIP Offering will adversely affect our ability to redeem shares under the share redemption program. We will notify our stockholders of such developments (1) in our next annual or quarterly report or (2) by means of a separate mailing, accompanied by disclosure in a current or periodic report under the Exchange Act.
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
We received redemption requests for approximately 16.1 million shares (or $150.4 million) in excess of the net proceeds we received from issuance of shares under the DRIP Offerings during the three months ended December 31, 2018. Management, in its discretion, limited the amount of shares redeemed for the three months ended December 31, 2018 to an amount equal to net proceeds we received from the sale of shares pursuant to the DRIP Offerings during the period. During the year ended December 31, 2018, we received valid redemption requests under our share redemption program totaling approximately 68.2 million shares, of which we redeemed approximately 7.4 million shares as of December 31, 2018 for $69.5 million (at an average redemption price of $9.37 per share) and approximately 2.3 million shares subsequent to December 31, 2018 for $21.7 million (at an average redemption price of $9.37 per share). The remaining redemption requests relating to approximately 58.5 million shares went unfulfilled. During the year ended December 31, 2017, we received valid redemption requests under our share redemption program totaling approximately 44.2 million shares, of which we redeemed approximately 7.6 million shares as of December 31, 2017 for $76.6 million (at an average redemption price of $10.08 per share) and approximately 2.4 million shares subsequent to December 31, 2017 for $24.3 million (at an average redemption price of $10.08 per share). The remaining redemption requests relating to approximately 34.2 million shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program set forth above. We funded such redemptions with proceeds from our DRIP Offerings. During the years ended December 31, 2018 and 2017, we issued approximately 9.6 million and 10.1 million shares of common stock, respectively, under the DRIP Offerings, for proceeds of $91.8 million and $101.3 million, respectively, which were recorded as redeemable common stock on the consolidated balance sheets, net of any redemptions paid.
In general, we redeem shares on a quarterly basis. During the three-month period ended December 31, 2018, we redeemed shares, including those redeemable due to death, as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2018 - October 31, 2018	—	$—	—	(1)
November 1, 2018 - November 30, 2018	2,410,604	$9.37	2,410,604	(1)
December 1, 2018 - December 31, 2018	2,688	$9.37	2,688	(1)
Total	2,413,292		2,413,292	(1)

____________________________________

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.

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
For federal income tax purposes, distributions to common stockholders are characterized as ordinary dividends, capital gain distributions, or nondividend distributions. To the extent that we make a distribution in excess of our current or accumulated earnings and profits, the distribution will be a nontaxable return of capital, reducing the tax basis in each U.S. stockholder’s shares. In addition, the amount of distributions in excess of U.S. stockholders’ tax basis in their shares will be taxable as a capital gain realized from the sale of those shares. See Note 14 — Income Taxes to our consolidated financial statements in this Annual Report on Form 10-K for the character of the distributions paid during the years ended December 31, 2018, 2017 and 2016.
The following table shows the distributions declared on a per share basis during the years ended December 31, 2018, 2017 and 2016 (in thousands, except per share data):

Year Ending December 31,	Total Distributions Declared	Distributions Declared per Common Share

2018	$194,573	$0.625
2017	$194,687	$0.625
2016	$194,834	$0.625

ITEM 6.	SELECTED FINANCIAL DATA
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

	Year Ended December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data:
Total real estate and related assets, net	$4,401,153	$4,627,546	$4,534,010	$4,484,326	$3,923,840
Cash and cash equivalents	$10,533	$4,745	$9,754	$26,316	$55,287
Total assets	$4,617,371	$4,728,689	$4,624,335	$4,582,199	$4,031,468
Notes payable and credit facility, net	$2,516,914	$2,471,763	$2,246,259	$2,066,563	$1,458,828
Intangible lease liabilities, net	$36,418	$45,572	$49,075	$53,822	$55,535
Total liabilities	$2,616,274	$2,572,024	$2,357,566	$2,195,084	$1,583,090
Redeemable common stock and noncontrolling interest	$184,247	$186,453	$188,938	$190,561	$121,972
Total stockholders’ equity	$1,816,850	$1,970,212	$2,077,831	$2,196,554	$2,326,406
Operating Data:
Total revenues	$431,276	$424,095	$407,451	$367,731	$256,282
Total operating expenses	$302,246	$270,900	$258,267	$243,531	$210,852
Gain (loss) on disposition of real estate, net	$6,299	$17,044	$2,907	$(108)	$(157)
Operating income	$135,329	$170,239	$152,091	$124,092	$45,273
Net income attributable to the Company	$37,278	$79,420	$71,842	$64,771	$11,190
Cash Flow Data:
Net cash provided by operating activities	$205,835	$198,925	$192,296	$182,885	$89,086
Net cash used in investing activities	$(43,892)	$(223,386)	$(187,746)	$(673,009)	$(1,743,988)
Net cash (used in) provided by financing activities	$(156,112)	$20,510	$(21,346)	$464,867	$1,405,982
Per Share Data:
Net income - basic and diluted	$0.12	$0.25	$0.23	$0.21	$0.04
Distributions declared per common share	$0.625	$0.625	$0.625	$0.625	$0.625
Weighted average shares outstanding - basic and diluted	311,478,665	311,677,149	311,863,844	309,263,576	292,072,088

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
We were formed on July 27, 2010, and we elected to be taxed, and currently qualify, as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2012. We commenced our principal operations on April 13, 2012, when we satisfied the conditions of our escrow agreement regarding the minimum offering and issued approximately 308,000 shares of our common stock. We have no paid employees and are externally advised and managed by CR IV Management. On February 1, 2018, the Transaction, as discussed in Part I, Item 1. Business — Formation, was completed. As a result of the Transaction, CIM indirectly owns and/or controls CR IV Management; our dealer manager, CCO Capital; our property manager, CREI Advisors; and CCO Group.
As part of the Transaction, pursuant to the Services Agreement, VEREIT OP is obligated to provide certain services to CCO Group and to us, including operational real estate support. VEREIT OP is obligated to provide such services through March 31, 2019 (or, if later, the date of the last government filing other than a tax filing made by us, CCPT V, CCIT II, CCIT III and/or CIM Income NAV with respect to its 2018 fiscal year) and is obligated to provide consulting and research services through December 31, 2023 as requested by CCO Group, LLC. The services provided by VEREIT OP during the Initial Services Term, including but not limited to any advisory, dealer manager and property management services, have been, or by March 31, 2019, will be, transitioned to, and will be provided directly by, our sponsor, advisor, dealer manager or an affiliate thereof.
We ceased issuing shares in our Offering on April 4, 2014 and in the Initial DRIP Offering effective as of June 30, 2016, but will continue to issue shares of common stock under the Secondary DRIP Offering until certain liquidity events occur, such as the listing of our shares on a national securities exchange or the sale of our company, or the Secondary DRIP Offering is otherwise terminated by our Board. We expect that property acquisitions in 2019 and future periods will be funded by proceeds from financing of the acquired properties, cash flows from operations and the strategic sale of properties and other asset acquisitions.
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our indebtedness and acquisition and operating expenses. Rental and other property income accounted for 86% and 88% of our total revenue for the years ended December 31, 2018 and 2017, respectively. As 96.2% of our rentable square feet was under lease, including any month-to-month agreements, as of December 31, 2018 with a weighted average remaining lease term of 9.1 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. CR IV Management regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, any available credit rating agency reports on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If CR IV Management identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
We have primarily acquired core commercial real estate assets primarily consisting of necessity retail properties located throughout the United States. As of December 31, 2018, we owned 890 properties, which includes nine properties owned through a consolidated joint venture arrangement (the “Consolidated Joint Venture”), comprising 26.5 million rentable square feet of commercial space located in 45 states.
In addition to core commercial real estate assets, we intend to also focus on originating, acquiring, financing and managing commercial mortgage loans and other commercial real estate debt investments, commercial mortgage‑backed securities (“CMBS”), corporate credit investments, and other commercial real estate investments in the U.S. As of December 31, 2018, our loan portfolio consisted of four loans with a net book value of $89.8 million. Over the next 12-24 months, we expect, subject to market conditions, to sell a portion of our anchored shopping center portfolio and certain single tenant properties and redeploy the proceeds from those sales into commercial mortgage loans and other credit investments in which our sponsor and its affiliates have expertise.

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

Operating Highlights and Key Performance Indicators
2018 Activity

•	Acquired one property for an aggregate purchase price of $11.9 million.

•
Originated four junior mezzanine loans to fund the construction costs for renovation of four condominium properties, secured by a pledge of the equity interests in the portfolio of four condominium properties with a principal balance of $89.3 million.

•	Disposed of 21 properties, consisting of 19 retail properties and two anchored shopping centers, excluding a related outparcel of land, for an aggregate sales price of $66.6 million.

•	Total debt increased by $40.8 million, from $2.49 billion to $2.53 billion.
Portfolio Information
As of December 31, 2018, we owned 890 properties located in 45 states, the gross rentable square feet of which was 96.2% leased, including any month-to-month agreements, with a weighted average lease term remaining of 9.1 years. During the year ended December 31, 2018, we disposed of 21 properties, for an aggregate gross sales price of $66.6 million.
The following table shows the property statistics of our real estate assets, which exclude uncompleted development projects and any properties owned through unconsolidated joint ventures, as of December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Number of commercial properties	890	909	882
Rentable square feet (in thousands) (1)	26,516	26,888	26,548
Percentage of rentable square feet leased	96.2%	97.5%	98.2%
Percentage of investment-grade tenants (2)	38.6%	33.9%	35.5%
____________________________________

(1)	Includes square feet of buildings on land parcels subject to ground leases.

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

The following table summarizes our real estate acquisition activity during the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Commercial properties acquired (1)	1	42	15
Purchase price of acquired properties (in thousands) (1)	$11,905	$307,385	$216,652
Rentable square feet (in thousands) (1) (2)	71	1,407	1,268
____________________________________

(1)	Excludes a property owned through an unconsolidated joint venture that was consolidated during the year ended December 31, 2016.

(2)	Includes square feet of buildings on land parcels subject to ground leases.

The following table shows the tenant diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2018:

			2018	2018	Percentage of
	Total	Leased	Annualized	Annualized	2018
	Number	Square Feet	Rental Income	Rental Income	Annualized
Tenant	of Leases (1)	(in thousands) (2)	(in thousands)	per Square Foot (2)	Rental Income
Walgreens - pharmacy	64	938	$22,931	$24.45	6%
Dollar General - discount store	167	1,619	16,429	10.15	5%
Family Dollar - discount store	31	1,121	14,039	12.52	4%
United Oil - gas and convenience	4	72	13,342	185.31	4%
Lowe’s - home and garden	15	1,898	13,256	6.98	4%
Academy Sports - sporting goods	8	2,098	13,211	6.30	4%
CVS - pharmacy	46	576	12,884	22.37	4%
PetSmart - pet supply	39	753	11,322	15.04	3%
LA Fitness - entertainment and recreation	11	502	9,240	18.41	2%
Dick’s Sporting Goods - sporting goods	16	724	8,358	11.54	2%
Other	1,128	15,202	226,284	14.89	62%
	1,529	25,503	$361,296	$14.17	100%
____________________________________

(1)	Includes leases which are master lease agreements.

(2)	Includes square feet of the buildings on land parcels subject to ground leases.
The following table shows the tenant industry diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2018:

			2018	2018	Percentage of
	Total	Leased	Annualized	Annualized	2018
	Number	Square Feet	Rental Income	Rental Income	Annualized
Industry	of Leases (1)	(in thousands) (2)	(in thousands)	per Square Foot (2)	Rental Income
Discount store	292	5,159	$53,218	$10.32	15%
Pharmacy	111	1,525	35,998	23.61	10%
Sporting goods	38	3,574	32,244	9.02	9%
Home and garden	55	3,293	31,177	9.47	9%
Grocery	55	2,156	27,046	12.54	7%
Gas and convenience	34	279	26,864	96.29	7%
Restaurants - casual dining	112	605	17,553	29.01	5%
Pet supply	55	963	14,650	15.21	4%
Entertainment and recreation	26	735	14,280	19.43	4%
Apparel and jewelry	94	813	12,766	15.70	4%
Other	657	6,401	95,500	14.92	26%
	1,529	25,503	$361,296	$14.17	100%
____________________________________

(1)	Includes leases which are master lease agreements.

(2)	Includes square feet of the buildings on land parcels subject to ground leases.

The following table shows the geographic diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2018:

			2018	2018	Percentage of
	Total	Rentable	Annualized	Annualized	2018
	Number of	Square Feet	Rental Income	Rental Income	Annualized
Location	Properties	(in thousands) (1)	(in thousands)	per Square Foot (1)	Rental Income
California	77	1,034	$33,425	$32.33	9%
Texas	96	1,985	29,974	15.10	8%
Georgia	39	2,273	27,535	12.11	8%
Ohio	62	2,122	24,119	11.37	7%
Florida	56	1,692	20,591	12.17	6%
Alabama	66	1,541	19,158	12.43	5%
Illinois	27	1,284	16,250	12.66	4%
North Carolina	31	1,182	14,485	12.25	4%
New York	12	372	13,960	37.53	4%
Indiana	25	1,040	13,546	13.03	4%
Other	399	11,991	148,253	12.36	41%
	890	26,516	$361,296	$13.63	100%
____________________________________

(1)	Includes square feet of the buildings on land parcels subject to ground leases.
The following table shows the property type diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2018:

			2018	2018	Percentage of
	Total	Rentable	Annualized	Annualized	2018
	Number of	Square Feet	Rental Income	Rental Income	Annualized
Property Type	Properties	(in thousands) (1)	(in thousands)	per Square Foot (1)	Rental Income
Retail	814	14,234	$212,090	$14.90	59%
Anchored shopping centers	72	10,629	140,744	13.24	39%
Industrial and distribution	4	1,653	8,462	5.12	2%
	890	26,516	$361,296	$13.63	100%
____________________________________

(1)	Includes square feet of the buildings on land parcels subject to ground leases.
Leases
Although there are variations in the specific terms of the leases of our properties, the following is a summary of the general structure of our current leases. Generally, the leases of the properties acquired provide for initial terms of ten or more years and provide the tenant with one or more multi-year renewal options, subject to generally the same terms and conditions as the initial lease term. Certain leases also provide that in the event we wish to sell the property subject to that lease, we first must offer the lessee the right to purchase the property on the same terms and conditions as any offer which we intend to accept for the sale of the property. The properties are generally leased under net leases pursuant to which the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance, while certain of the leases require us to maintain the roof, structure and parking areas of the building. Additionally, certain leases provide for increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume. The leases of the properties provide for annual rental payments (payable in monthly installments) ranging from $6,000 to $8.0 million (average of $210,000). Certain leases provide for limited increases in rent as a result of fixed increases or increases in the consumer price index.

The following table shows lease expirations of our real estate portfolio, as of December 31, 2018, during each of the next ten years and thereafter, assuming no exercise of renewal options:

			2018
	Total	Leased	Annualized	2018	Percentage of
	Number	Square Feet	Rental Income	Annualized	2018
	of Leases	Expiring	Expiring	Rental Income	Annualized
Year of Lease Expiration	Expiring (1)	(in thousands) (2)	(in thousands)	per Square Foot (2)	Rental Income
2019	96	524	$7,168	$13.68	2%
2020	141	979	15,468	15.80	4%
2021	137	1,183	16,936	14.32	5%
2022	131	1,648	18,949	11.50	5%
2023	186	2,528	33,636	13.31	9%
2024	129	2,455	33,152	13.50	9%
2025	61	1,915	21,256	11.10	6%
2026	74	1,264	18,807	14.88	5%
2027	82	1,608	17,416	10.83	5%
2028	161	2,318	31,415	13.55	9%
Thereafter	331	9,081	147,093	16.20	41%
	1,529	25,503	$361,296	$14.17	100%
____________________________________

(1)	Includes leases which are master lease agreements.

(2)	Includes square feet of the buildings on land parcels subject to ground leases.
The following table shows the economic metrics of our real estate assets as of and for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Economic Metrics
Weighted-average lease term (in years) (1)	9.1	9.6	9.9
Lease rollover (1)(2):
Annual average	5.1%	4.2%	4.0%
Maximum for a single year	9.3%	5.2%	5.3%
____________________________________

(1)	Based on annualized rental income of our real estate portfolio as of December 31, 2018, 2017 and 2016.

(2)	Through the end of the next five years as of the respective reporting date.
Results of Operations
Overview
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate in general, that may reasonably be expected to have a material impact on our results from the acquisition, management and operations of properties other than those listed in Part I, Item 1A — Risk Factors.
Same Store Analysis
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate assets. We review our stabilized operating results, measured by net operating income (“NOI”), from properties that we owned for the entirety of both the current and prior year reporting periods, referred to as “same store” properties, and we believe that the presentation of operating results for same store properties provides useful information to stockholders. Net operating income is a supplemental non-GAAP financial measure of a real estate company’s operating performance. Net operating income is considered by management to be a helpful supplemental performance measure, as it enables management to evaluate the impact of occupancy, rents, leasing activity, and other controllable property operating results at our real estate properties, and it provides a consistent method for the comparison of our properties. We define NOI as operating revenues less operating expenses, which exclude (i) depreciation and amortization, (ii) interest expense and other non-property related revenue and expenses items such as (a) general and administrative expenses, (b) advisory fees, (c) transaction-related expenses and (d)

interest income. Our NOI may not be comparable to that of other REITs and should not be considered to be more relevant or accurate in evaluating our operating performance than the current GAAP methodology used in calculating net income (loss). In determining the same store property pool, we include all properties that were owned for the entirety of both the current and prior reporting periods, except for properties during the current or prior year that were under development or redevelopment.
Comparison of the Years Ended December 31, 2018 and 2017
A total of 846 properties were acquired before January 1, 2017 and represent our “same store” properties during the years ended December 31, 2018 and 2017. “Non-same store” properties, for purposes of the table below, includes properties acquired on or after January 1, 2017. The following table details the components of net operating income broken out between same store and non-same store properties (dollar amounts in thousands):

	Total			Same Store			Non-Same Store (1)
	For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,
	2018	2017	Change	2018	2017	Change	2018	2017	Change
Rental income	$371,235	$371,929	$(694)	$343,023	$349,221	$(6,198)	$28,212	$22,708	$5,504
Tenant reimbursement income	58,401	52,166	6,235	54,970	49,445	5,525	3,431	2,721	710
Total property-related income	429,636	424,095	5,541	397,993	398,666	(673)	31,643	25,429	6,214

Property operating expenses	30,267	29,777	490	28,490	28,610	(120)	1,777	1,167	610
Real estate tax expenses	37,898	37,489	409	36,149	35,658	491	1,749	1,831	(82)
Total property operating expenses	68,165	67,266	899	64,639	64,268	371	3,526	2,998	528

Net operating income	$361,471	$356,829	$4,642	$333,354	$334,398	$(1,044)	$28,117	$22,431	$5,686

Interest income	$1,640	$—	$1,640
General and administrative expenses	(14,127)	(13,716)	(411)
Advisory fees and expenses	(43,399)	(44,072)	673
Transaction-related expenses	(2,601)	(1,599)	(1,002)
Depreciation and amortization	(140,979)	(141,392)	413
Impairment	(32,975)	(2,855)	(30,120)
Gain on disposition of real estate, net	6,299	17,044	(10,745)
Interest expense and other, net	(97,917)	(90,688)	(7,229)
Net income	$37,412	$79,551	$(42,139)
______________________

(1)	Includes income from properties disposed of during the period.
Net Operating Income
Same store property net operating income decreased $1.0 million during the year ended December 31, 2018, as compared to the same period in 2017. The decrease was primarily due to the decrease in same store occupancy to 96.0% from 97.4% as of December 31, 2018 and 2017, respectively. Additionally, tenant bankruptcies at 18 same store properties account for $5.3 million of the net decrease in rental income for the year ended December 31, 2018.
Non-same store property net operating income increased $5.7 million during 2018, as compared to the same period in 2017. The increase is primarily due to recognizing a full period of net operating income for the 42 properties acquired during the year ended December 31, 2017, offset by the disposition of 21 properties during the year ended December 31, 2018.
General and Administrative Expenses
The primary general and administrative expense items are operating expense reimbursements to our advisor, escrow and trustee fees, state franchise and income taxes, office expenses and accounting fees.
The increase in general and administrative expenses of $411,000 for the year ended December 31, 2018, compared to the same period in 2017, was primarily due to increases in operating expense reimbursements to our advisor, offset by decreases in unused credit facility fees and office expenses.

Advisory Fees and Expenses
Pursuant to the advisory agreement with CR IV Management and based upon the amount of our current invested assets, we are required to pay to CR IV Management a monthly advisory fee equal to one-twelfth of 0.75% of the average invested assets up to $2.0 billion, one-twelfth of 0.70% of the average invested assets over $2.0 billion up to $4.0 billion and one-twelfth of 0.65% of the average invested assets over $4.0 billion. Additionally, we may be required to reimburse certain expenses incurred by CR IV Management in providing advisory services, subject to limitations as set forth in the advisory agreement.
The decrease in advisory fees and expenses of $673,000 during the year ended December 31, 2018, as compared to the same period in 2017, was due to a decrease in our average invested assets to $5.4 billion over the year ended December 31, 2018, compared to $5.5 billion over the year ended December 31, 2017.
Transaction-Related Expenses
We pay CR IV Management or its affiliates acquisition fees of up to 2.0% of: (1) the contract purchase price of each property or asset we acquire; (2) the amount paid in respect of the development, construction or improvement of each asset we acquire; (3) the purchase price of any loan we acquire; and (4) the principal amount of any loan we originate. We also reimburse CR IV Management or its affiliates for transaction-related expenses incurred in the process of acquiring a property or the origination or acquisition of a loan, so long as the total acquisition fees and expenses relating to the transaction do not exceed 6.0% of the contract purchase price, unless otherwise approved by a majority of our Board, including a majority of our independent directors, as commercially competitive, fair and reasonable to us. In April 2017, we adopted ASU 2017-01, which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Our acquisitions made after the adoption of ASU 2017-01 qualify as asset acquisitions, and as such, acquisition-related fees and certain acquisition-related expenses related to these asset acquisitions are capitalized. Prior to the adoption of ASU 2017-01 in April 2017, all of our costs related to property acquisitions, including acquisition fees described below, were expensed as incurred, and all of our acquisitions were accounted for as business combinations. Prior to April 2017, acquisition-related expenses primarily consisted of legal, deed transfer and other costs related to real estate purchase transactions, including costs incurred for deals that were not consummated.
The increase in transaction-related expenses of $1.0 million during the year ended December 31, 2018, as compared to the same period in 2017, was primarily due to acquisition fees paid to the advisor related to the origination of $89.3 million of loans held-for-investment during the year ended December 31, 2018. The increase was offset by the acquisition of four properties prior to the adoption of ASU 2017-01 which were accounted for as business combinations during the year ended December 31, 2017. Acquisitions made during the year ended December 31, 2018 were all accounted for as asset acquisitions in accordance with ASU 2017-01, and as such, transaction-related costs were capitalized.
Depreciation and Amortization
The decrease in depreciation and amortization expenses of $413,000 during the year ended December 31, 2018, as compared to the same period in 2017, was primarily due to the disposition of 21 properties, offset by the acquisition of one additional rental income-producing property, subsequent to December 31, 2017, offset by recognizing a full period of depreciation and amortization expenses on the 42 properties acquired in 2017.
Impairment
Impairments increased $30.1 million during the year ended December 31, 2018, as compared to the same period in 2017, due to 22 properties that were deemed to be impaired, resulting in impairment charges of $33.0 million during the year ended December 31, 2018, compared to four properties that were deemed to be impaired, resulting in impairment charges of $2.9 million during the year ended December 31, 2017.
Gain on Disposition of Real Estate, Net
The decrease in gain on disposition of real estate during the year ended December 31, 2018, as compared to the same period in 2017, was primarily due to the disposition of 21 properties for a gain of $6.3 million during the year ended December 31, 2018 compared to the disposition of 15 properties for a gain of $17.0 million during the year ended December 31, 2017.
Interest Expense and Other, Net
Interest expense and other, net also includes amortization of deferred financing costs.

The increase in interest expense and other, net, of $7.2 million for the year ended December 31, 2018, as compared to the same period in 2017, was primarily due to an increase in the average aggregate amount of debt outstanding from $2.4 billion during the year ended December 31, 2017 to $2.5 billion during the year ended December 31, 2018, as well as an increase in the weighted average interest rate from 3.6% as of December 31, 2017 to 3.9% as of December 31, 2018.
Comparison of the Years Ended December 31, 2017 and 2016
A total of 850 properties were acquired before January 1, 2016 and represent our “same store” properties during the years ended December 31, 2017 and 2016. “Non-same store” properties, for purposes of the table below, includes properties acquired on or after January 1, 2016. The following table details the components of net operating income broken out between same store and non-same store properties (dollar amounts in thousands):

	Total			Same Store			Non-Same Store (1)
	For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,
	2017	2016	Change	2017	2016	Change	2017	2016	Change
Rental income	$371,929	$356,126	$15,803	$335,585	$339,477	$(3,892)	$36,344	$16,649	$19,695
Tenant reimbursement income	52,166	51,325	841	45,614	49,343	(3,729)	6,552	1,982	4,570
Total property-related income	424,095	407,451	16,644	381,199	388,820	(7,621)	42,896	18,631	24,265

Property operating expenses	29,777	23,176	6,601	26,822	22,202	4,620	2,955	974	1,981
Real estate tax expenses	37,489	35,063	2,426	33,568	33,922	(354)	3,921	1,141	2,780
Total property operating expenses	67,266	58,239	9,027	60,390	56,124	4,266	6,876	2,115	4,761

Net operating income	$356,829	$349,212	$7,617	$320,809	$332,696	$(11,887)	$36,020	$16,516	$19,504

General and administrative expenses	$(13,716)	$(12,502)	$(1,214)
Advisory fees and expenses	(44,072)	(41,926)	(2,146)
Transaction-related expenses	(1,599)	(4,191)	2,592
Depreciation and amortization	(141,392)	(134,672)	(6,720)
Impairment	(2,855)	(6,737)	3,882
Gain on disposition of real estate, net	17,044	2,907	14,137
Interest expense and other, net	(90,688)	(79,465)	(11,223)
Loss recognized on equity interest remeasured to fair value	—	(647)	647
Net income	$79,551	$71,979	$7,572
______________________

(1)	Includes income from properties disposed of during the period.
Net Operating Income
Same store property net operating income decreased $11.9 million during the year ended December 31, 2017, as compared to the same period in 2016. The decrease was primarily due to the decrease in same store occupancy to 97.4% from 98.2% as of December 31, 2017 and 2016, respectively. Additionally, tenant bankruptcies at 14 same store properties accounted for $2.6 million of the net decrease in rental income for the year ended December 31, 2017.
Non-same store property net operating income increased $19.5 million during 2017, as compared to the same period in 2016. The increase was primarily due to the acquisition of 42 additional rental income-producing properties subsequent to December 31, 2016 as well as recognizing a full year of net operating income on 15 properties acquired in 2016.
General and Administrative Expenses
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

Advisory Fees and Expenses
The increase in advisory fees and expenses of $2.1 million during the year ended December 31, 2017, as compared to the same period in 2016, was primarily due to an increase in our average invested assets to $5.5 billion for the year ended December 31, 2017, compared to $5.2 billion for the year ended December 31, 2016.
Transaction-Related Expenses
The decrease in transaction-related expenses of $2.6 million during the year ended December 31, 2017, as compared to the same period in 2016, was primarily due to the acquisition of four commercial properties prior to the adoption of ASU 2017-01, for an aggregate purchase price of $55.4 million during the year ended December 31, 2017, compared to the acquisition of 15 commercial properties for an aggregate purchase price of $216.7 million during the year ended December 31, 2016. During the year ended December 31, 2016, transaction-related costs related to property acquisitions were expensed as incurred.
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
Impairment
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
Gain on Disposition of Real Estate, Net
The increase in gain on disposition of real estate, net of $14.1 million during the year ended December 31, 2017, as compared to the same period in 2016 was due to the disposition of 15 properties for a gain of $17.0 million during the year ended December 31, 2017 compared to the disposition of five properties for a gain of $2.9 million during the year ended December 31, 2016.
Interest Expense and Other, Net
The increase in interest expense and other, net of $11.2 million during the year ended December 31, 2017, as compared to the same period in 2016, was primarily due to an increase in the average aggregate amount of debt outstanding from $2.2 billion during the year ended December 31, 2016 to $2.4 billion during the year ended December 31, 2017.
Distributions
On a quarterly basis, our Board authorizes a daily distribution for the succeeding quarter. The Board authorized the following daily distribution amounts per share for the periods indicated below:

Period Commencing	Period Ending	Daily Distribution Amount
April 14, 2012	December 31, 2012	$0.001707848
January 1, 2013	December 31, 2015	$0.001712523
January 1, 2016	December 31, 2016	$0.001706776
January 1, 2017	June 30, 2019	$0.001711452
As of December 31, 2018, we had distributions payable of $16.5 million.
The following table presents distributions and source of distributions for the periods indicated below (dollar amounts in thousands):

	Year Ended December 31,
	2018		2017
	Amount	Percent	Amount	Percent
Distributions paid in cash	$102,822	53%	$93,310	48%
Distributions reinvested	91,764	47%	101,344	52%
Total distributions	$194,586	100%	$194,654	100%
Source of distributions:
Net cash provided by operating activities (1)	$194,586	100%	$194,654	100%
____________________________________

(1)	Net cash provided by operating activities for the years ended December 31, 2018 and 2017 was $205.8 million and $198.9 million, respectively.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares of common stock back to us, subject to certain conditions and limitations. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the Secondary DRIP Offering, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the Secondary DRIP Offering. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We received redemption requests of approximately 16.1 million shares for $150.4 million in excess of the net proceeds we received from the issuance of shares under the Secondary DRIP Offering during the three months ended December 31, 2018. Management, in its discretion, limited the amount of shares redeemed for the three months ended December 31, 2018 to an amount equal to net proceeds we received from the sale of shares pursuant to the Secondary DRIP Offering during the respective period. During the year ended December 31, 2018, we received valid redemption requests under our share redemption program totaling approximately 68.2 million shares, of which we redeemed approximately 7.4 million shares as of December 31, 2018 for $69.5 million (at an average redemption price of $9.37 per share) and approximately 2.3 million shares subsequent to December 31, 2018 for $21.7 million at an average redemption price of $9.37 per share. The remaining redemption requests relating to approximately 58.5 million shares went unfulfilled. During the year ended December 31, 2017, we received valid redemption requests under our share redemption program totaling approximately 44.2 million shares, of which we redeemed approximately 7.6 million shares as of December 31, 2017 for $76.6 million (at an average redemption price of $10.08 per share) and approximately 2.4 million shares subsequent to December 31, 2017 for $24.3 million at an average redemption price of $10.08 per share. The remaining redemption requests relating to approximately 34.2 million shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of our share redemption program then in effect. The share redemptions were funded with proceeds from the Secondary DRIP Offering.
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
As of December 31, 2018, we had an unsecured credit facility with JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Facility”) that provided for borrowings of up to $1.40 billion, which includes a $1.05 billion unsecured term loan (the “Term Loan”) and up to $350.0 million in unsecured revolving loans (the “Revolving Loans”). As of December 31, 2018, we had $67.2 million in unused capacity under the Credit Facility, subject to borrowing availability. As of December 31, 2018, we also had cash and cash equivalents of $10.5 million.

Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related assets and the payment of acquisition-related fees and expenses, operating expenses, distributions, redemptions and interest and principal on current and any future debt financings, including principal repayments of $49.8 million within the next 12 months. We expect to meet our short-term liquidity requirements through net cash provided by operations and proceeds from the Secondary DRIP Offering, as well as secured or unsecured borrowings from banks and other lenders to finance our future acquisitions and loan originations. Operating cash flows are expected to increase as additional properties are added to our portfolio. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.
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
We expect that substantially all net cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we have used, and may continue to use, other sources to fund distributions, as necessary, including borrowings on the Credit Facility and/or future borrowings on our unencumbered assets. To the extent that cash flows from operations are lower due to fewer properties being acquired or lower than expected returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash flows from the Offerings or debt financings will be used to fund acquisitions, loan originations, certain capital expenditures, repayments of outstanding debt or distributions and redemptions to our stockholders.
Contractual Obligations
As of December 31, 2018, we had debt outstanding with a carrying value of $2.5 billion with a weighted average interest rate of 3.9%. See Note 8 — Notes Payable and Credit Facility to our consolidated financial statements in this Annual Report on Form 10-K for certain terms of our debt outstanding.
Our contractual obligations as of December 31, 2018 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments — fixed rate debt (2)	$1,178,166	$49,799	$398,317	$533,840	$196,210
Interest payments — fixed rate debt (3)	167,794	45,915	69,479	45,660	6,740
Principal payments — variable rate debt	20,500	—	20,500	—	—
Interest payments — variable rate debt (4)	1,324	1,145	179	—	—
Principal payments — credit facility	1,331,000	—	281,000	1,050,000	—
Interest payments — credit facility (5)	156,840	52,511	96,046	8,283	—
Total	$2,855,624	$149,370	$865,521	$1,637,783	$202,950
____________________________________

(1)	The table does not include amounts due to CR IV Management or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
Principal payment amounts reflect actual payments based on the face amount of notes payable secured by our wholly-owned properties, which excludes the fair value adjustment, net of amortization, of mortgage notes assumed of $331,000 as of December 31, 2018.

(3)
As of December 31, 2018, we had $178.4 million of variable rate debt effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.

(4)
As of December 31, 2018, we had variable rate debt outstanding of $20.5 million with a weighted average interest rate of 5.6%. We used the weighted average interest rate to calculate the debt payment obligations in future periods.

(5)
As of December 31, 2018, the Term Loan outstanding totaled $1.05 billion, $811.7 million of which is subject to interest rate swap agreements (the “Swapped Term Loan”). As of December 31, 2018, the weighted average all-in interest rate for the Swapped Term Loan was 3.8%. The remaining $519.3 million outstanding under the Credit Facility had a weighted average interest rate of 4.2% as of December 31, 2018.

We expect to incur additional borrowings in the future to acquire additional properties and other real estate-related assets. There is no limitation on the amount we may borrow against any single improved property. Our borrowings will not exceed 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under our charter; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with justification for such excess borrowing. As of December 31, 2018, our ratio of debt to total gross assets net of gross intangible lease liabilities was 50.3% and our ratio of debt to the fair market value of our gross assets was 46.5%. Fair market value is based on the estimated market value of our real estate assets as of December 31, 2017 that were used to determine our estimated per share NAV, and for those assets acquired from January 1, 2018 through December 31, 2018 is based on the purchase price.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to stockholders. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as premiums or discounts, financing and issuance costs, and related accumulated amortization, less all cash and cash equivalents. As of December 31, 2018, our net debt leverage ratio, which is the ratio of net debt to total gross real estate and related assets net of gross intangible lease liabilities, was 50.1%. The following table provides a reconciliation of the notes payable and credit facility, net balance, as reported on our consolidated balance sheet, to net debt as of December 31, 2018 (dollar amounts in thousands):

Balance as of December 31, 2018
Notes payable and credit facility, net	$2,516,914
Deferred costs and net premiums (1)	12,752
Less: Cash and cash equivalents	(10,533)
Net debt	$2,519,133

Gross real estate and related assets, net (2)	$5,025,198
Net debt leverage ratio	50.1%
______________________
(1) Deferred costs relate to mortgage notes payable and the term portion of the Credit Facility.
(2) Net of gross intangible lease liabilities. Includes loans held-for-investment principal balance of $89.7 million.
Cash Flow Analysis
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Operating Activities. Net cash provided by operating activities increased by $6.9 million for the year ended December 31, 2018, as compared to the same period in 2017. The change was primarily due to a decrease in non-cash adjustments to net income, including decreased gain on dispositions of $10.7 million and working capital accounts of $7.7 million and an increase in impairment charges of $30.1 million during the year ended December 31, 2018, compared to the same period in 2017. These changes were offset by a decrease in net income after non-cash adjustments for depreciation and amortization, net, of $42.1 million due to the disposition of 21 properties, partially offset by the acquisition of one additional rental income-producing property subsequent to December 31, 2017. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities decreased by $179.5 million for the year ended December 31, 2018, as compared to the same period in 2017. The decrease was primarily due to decreased investment in real estate assets of $301.5 million, offset by a decrease in proceeds from the disposition of real estate assets of $34.8 million as well as the origination and purchase of four junior mezzanine loans for an aggregate cost of $89.1 million during the year ended December 31, 2018, compared to the same period in 2017.
Financing Activities. Net cash used in financing activities was $156.1 million for the year ended December 31, 2018, compared to net cash provided by financing activities of $20.5 million for the year ended December 31, 2017. The decrease of net cash provided by financing activities of $176.6 million was primarily due to a decrease in net proceeds from the borrowing facilities and notes payable of $190.3 million, offset by a decrease in deferred financing costs paid of $13.2 million as a result of the amended and restated Credit Facility that was entered into during the year ended December 31, 2017.
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
Financing Activities. Net cash provided by financing activities was $20.5 million for the year ended December 31, 2017, compared to net cash used in financing activities of $21.3 million for the year ended December 31, 2016. The increase of net cash provided by financing activities of $41.8 million was primarily due to an increase in net proceeds from the borrowing facilities and notes payable of $51.1 million, offset by an increase in deferred financing costs paid of $9.9 million.
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
Related-Party Transactions and Agreements
We have entered into agreements with CR IV Management or its affiliates whereby we agree to pay certain fees to, or reimburse certain expenses of, CR IV Management or its affiliates such as acquisition and advisory fees and expenses, organization and offering costs, leasing fees and reimbursement of certain operating costs. See Note 11— Related-Party

Transactions and Arrangements to our consolidated financial statements in this Annual Report on Form 10-K for a discussion of the various related-party transactions, agreements and fees.
Conflicts of Interest
Richard S. Ressler, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates, is the chairman of the board, chief executive officer and president of CCIT III and CIM Income NAV, a director of CCPT V and CCIT II, and vice president of CR IV Management. One of our directors, Avraham Shemesh, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates, serves as the chairman of the board of CCIT II and CCPT V and as a director of CCIT III and CIM Income NAV, and is president and treasurer of CR IV Management. One of our independent directors, W. Brian Kretzmer, also serves as an independent director of CCIT III and CIM Income NAV. Nathan D. DeBacker, our chief financial officer and treasurer, who is also an officer of other real estate programs sponsored by CCO Group, is vice president of CR IV Management. In addition, affiliates of CR IV Management act an advisor to CCPT V, CCIT II, CCIT III and CIM Income NAV, all of which are public, non-listed REITs sponsored or operated by CCO Group. As such, there are conflicts of interest where CR IV Management or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for CIM or another real estate program sponsored or operated by CIM or CCO Group, including other real estate offerings in registration, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management, among others. The compensation arrangements between affiliates of CR IV Management and CIM and these other real estate programs sponsored or operated by CCO Group could influence the advice provided to us. See Part I, Item 1. Business — Conflicts of Interest of this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of December 31, 2018 and 2017, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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
Interest Rate Risk
As of December 31, 2018, we had variable rate debt of $539.8 million, excluding any debt subject to interest rate swap agreements, and therefore, we are exposed to interest rate changes in the London Interbank Offered Rate. As of December 31, 2018, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $2.7 million per year.
As of December 31, 2018, we had seven interest rate swap agreements outstanding, which mature on various dates from March 2019 through July 2021, with an aggregate notional amount of $990.1 million and an aggregate fair value of the net derivative asset of $11.0 million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of December 31, 2018, an increase of 50 basis points in interest rates would result in a change of $9.6 million to the fair value of the net derivative asset, resulting in a net derivative asset of $20.6 million. A decrease of 50 basis points in interest rates would result in a $9.7 million change to the fair value of the net derivative asset, resulting in a net derivative asset of $1.3 million.
As the information presented above includes only those exposures that existed as of December 31, 2018, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2018.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2018 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2018, were effective at a reasonable assurance level.
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
Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be presented in our definitive proxy statement for our 2019 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2018, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item will be presented in our definitive proxy statement for our 2019 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2018, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be presented in our definitive proxy statement for our 2019 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2018, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item will be presented in our definitive proxy statement for our 2019 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2018, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be presented in our definitive proxy statement for our 2019 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2018, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements
The list of the consolidated financial statements contained herein is set forth on page F-1 hereof.
Financial Statement Schedules
Schedule III – Real Estate Assets and Accumulated Depreciation is set forth beginning on page S-1 hereof.
Schedule IV – Mortgage Loans on Real Estate is set forth beginning on page S-27 hereof.
All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.
Exhibits
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.5	Cole Credit Property Trust IV, Inc. 2018 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-54939), filed November 13, 2018.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
31.1*	Certifications of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 27th day of March, 2019.

Cole Credit Property Trust IV, Inc.

By:	/s/ NATHAN D. DEBACKER
Nathan D. DeBacker
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ RICHARD S. RESSLER	Chairman of the Board of Directors, Chief Executive Officer and President	March 27, 2019
Richard S. Ressler	(Principal Executive Officer)

/s/ NATHAN D. DEBACKER	Chief Financial Officer and Treasurer	March 27, 2019
Nathan D. DeBacker	(Principal Financial Officer)

/s/ JEFFREY R. SMITH	Vice President of Accounting	March 27, 2019
Jeffrey R. Smith	(Principal Accounting Officer)

/s/ T. PATRICK DUNCAN	Independent Director	March 27, 2019
T. Patrick Duncan

/s/ LAWRENCE S. JONES	Independent Director	March 27, 2019
Lawrence S. Jones

/s/ ALICIA K. HARRISON	Independent Director	March 27, 2019
Alicia K. Harrison

/s/ W. BRIAN KRETZMER	Independent Director	March 27, 2019
W. Brian Kretzmer

/s/ AVRAHAM SHEMESH	Director	March 27, 2019
Avraham Shemesh

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Cole Credit Property Trust IV, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cole Credit Property Trust IV, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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
March 27, 2019

We have served as the Company’s auditor since 2010.

COLE CREDIT PROPERTY TRUST IV, INC.
CONSOLIDATED BALANCE SHEETS
 (in thousands, except share and per share amounts)

	December 31, 2018	December 31, 2017
ASSETS
Real estate assets:
Land	$1,172,449	$1,193,029
Buildings, fixtures and improvements	3,271,592	3,371,563
Intangible lease assets	554,868	589,930
Total real estate assets, at cost	4,998,909	5,154,522
Less: accumulated depreciation and amortization	(597,756)	(526,976)
Total real estate assets, net	4,401,153	4,627,546
Loans held-for-investment, net	89,762	—
Cash and cash equivalents	10,533	4,745
Restricted cash	9,141	9,098
Rents and tenant receivables, net	81,686	71,859
Due from affiliates	—	56
Derivative assets, revenue bonds, prepaid expenses and other assets	16,229	12,351
Deferred costs, net	2,087	3,034
Assets held for sale	6,780	—
Total assets	$4,617,371	$4,728,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and credit facility, net	$2,516,914	$2,471,763
Accounts payable and accrued expenses	25,014	24,635
Due to affiliates	5,156	1,984
Intangible lease liabilities, net	36,418	45,572
Distributions payable	16,518	16,531
Deferred rental income and other liabilities	16,254	11,539
Total liabilities	2,616,274	2,572,024
Commitments and contingencies
Redeemable common stock and noncontrolling interest	184,247	186,453
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 490,000,000 shares authorized, 311,381,396 and 311,582,319 shares issued and outstanding as of December 31, 2018 and 2017, respectively	3,114	3,116
Capital in excess of par value	2,607,330	2,607,300
Accumulated distributions in excess of earnings	(804,617)	(646,834)
Accumulated other comprehensive income	11,023	6,630
Total stockholders’ equity	1,816,850	1,970,212
Total liabilities, redeemable common stock, noncontrolling interest and stockholders’ equity	$4,617,371	$4,728,689
The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Rental income	$371,235	$371,929	$356,126
Tenant reimbursement income	58,401	52,166	51,325
Interest income	1,640	—	—
Total revenues	431,276	424,095	407,451
Operating expenses:
General and administrative	14,127	13,716	12,502
Property operating	30,267	29,777	23,176
Real estate tax	37,898	37,489	35,063
Advisory fees and expenses	43,399	44,072	41,926
Transaction-related	2,601	1,599	4,191
Depreciation and amortization	140,979	141,392	134,672
Impairment	32,975	2,855	6,737
Total operating expenses	302,246	270,900	258,267
Gain on disposition of real estate, net	6,299	17,044	2,907
Operating income	135,329	170,239	152,091
Other income (expense):
Interest expense and other, net	(97,917)	(90,688)	(79,465)
Loss recognized on equity interest remeasured to fair value	—	—	(647)
Total other income (expense)	(97,917)	(90,688)	(80,112)
Net income	37,412	79,551	71,979
Net income allocated to noncontrolling interest	134	131	137
Net income attributable to the Company	$37,278	$79,420	$71,842
Weighted average number of common shares outstanding:
Basic and diluted	311,478,665	311,677,149	311,863,844
Net income per common share:
Basic and diluted	$0.12	$0.25	$0.23
The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$37,412	$79,551	$71,979
Other comprehensive income:
Unrealized gain (loss) on interest rate swaps	8,210	4,551	(4,422)
Amount of (gain) loss reclassified from other comprehensive income into income as interest expense and other, net	(4,305)	3,103	8,757
Total other comprehensive income	3,905	7,654	4,335

Comprehensive income	41,317	87,205	76,314
Comprehensive income allocated to noncontrolling interest	134	131	137
Comprehensive income attributable to the Company	$41,183	$87,074	$76,177
The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (in thousands, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2016	312,093,211	$3,121	$2,607,367	$(408,575)	$(5,359)	$2,196,554
Issuance of common stock	11,234,006	112	109,054	—	—	109,166
Distributions declared on common stock — $0.625 per common share	—	—	—	(194,834)	—	(194,834)
Offering costs related to DRIP Offerings	—	—	(68)	—	—	(68)
Redemptions of common stock	(11,510,213)	(115)	(110,540)	—	—	(110,655)
Changes in redeemable common stock	—	—	1,491	—	—	1,491
Comprehensive income	—	—	—	71,842	4,335	76,177
Balance, December 31, 2016	311,817,004	$3,118	$2,607,304	$(531,567)	$(1,024)	$2,077,831
Issuance of common stock	10,095,437	101	101,243	—	—	101,344
Distributions declared on common stock — $0.625 per common share	—	—	—	(194,687)	—	(194,687)
Redemptions of common stock	(10,330,122)	(103)	(103,572)	—	—	(103,675)
Changes in redeemable common stock	—	—	2,325	—	—	2,325
Comprehensive income	—	—	—	79,420	7,654	87,074
Balance, December 31, 2017	311,582,319	$3,116	$2,607,300	$(646,834)	$6,630	$1,970,212
Cumulative effect of accounting changes	—	—	—	(488)	488	—
Issuance of common stock	9,615,850	96	91,668	—	—	91,764
Equity-based compensation	14,008	—	33	—	—	33
Distributions declared on common stock — $0.625 per common share	—	—	—	(194,573)	—	(194,573)
Redemptions of common stock	(9,830,781)	(98)	(93,732)	—	—	(93,830)
Changes in redeemable common stock	—	—	2,061	—	—	2,061
Comprehensive income	—	—	—	37,278	3,905	41,183
Balance, December 31, 2018	311,381,396	$3,114	$2,607,330	$(804,617)	$11,023	$1,816,850
The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$37,412	$79,551	$71,979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	139,330	139,253	133,549
Amortization of deferred financing costs	5,351	5,313	5,711
Amortization of fair value adjustments of mortgage notes payable assumed	(88)	(86)	(84)
Amortization and (accretion) on deferred loan fees	(268)	—	—
Equity-based compensation	33	—	—
Straight-line rental income	(8,077)	(10,082)	(11,555)
Bad debt expense	522	1,908	9
Equity in income of unconsolidated joint venture	—	—	(615)
Return on investment from unconsolidated joint venture	—	—	615
Gain on disposition of real estate assets, net	(6,299)	(17,044)	(2,907)
Impairment of real estate assets	32,975	2,855	6,737
Fair value adjustment to contingent consideration	—	(337)	(2,667)
Ineffectiveness of interest rate swaps	—	(488)	—
Write-off of deferred financing costs	46	896	—
Loss recognized on equity interest remeasured to fair value	—	—	647
Changes in assets and liabilities:
Rents and tenant receivables	(2,432)	862	(4,023)
Prepaid expenses and other assets	(833)	(67)	(884)
Accounts payable and accrued expenses	14	(192)	958
Deferred rental income and other liabilities	4,921	(70)	(4,883)
Due from affiliates	56	2	(11)
Due to affiliates	3,172	(3,349)	(280)
Net cash provided by operating activities	205,835	198,925	192,296
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(19,202)	(320,700)	(219,502)
Origination of loans held-for-investment	(89,295)	—	—
Origination fees received on loans held-for-investment	185	—	—
Investment in revenue bonds	—	(2,081)	—
Return of investment in unconsolidated joint venture	—	—	1,033
Acquisition of unconsolidated joint venture partner’s interest	—	—	(1,626)
Net proceeds from disposition of real estate assets	64,180	99,013	30,811
Payment of property escrow deposits	(1,100)	(11,472)	(5,854)
Refund of property escrow deposits	1,100	11,722	6,604
Proceeds from the settlement of insurance claims	240	132	788
Net cash used in investing activities	(43,892)	(223,386)	(187,746)
Cash flows from financing activities:
Redemptions of common stock	(93,830)	(103,675)	(110,655)
Offering costs related to DRIP Offerings	—	—	(68)
Distributions to stockholders	(102,822)	(93,310)	(85,740)
Proceeds from notes payable and credit facility	268,000	1,572,706	493,420
Repayments of notes payable and credit facility, net of swap termination payments received	(227,181)	(1,341,617)	(313,426)
Payment of loan deposits	—	(1,139)	(3,378)
Refund of loan deposits	—	1,064	3,378
Deferred financing costs paid	—	(13,228)	(3,344)
Distributions to noncontrolling interest	(279)	(291)	(269)
Earnout liability paid	—	—	(1,264)
Net cash (used in) provided by financing activities	(156,112)	20,510	(21,346)
Net increase (decrease) in cash and cash equivalents and restricted cash	5,831	(3,951)	(16,796)
Cash and cash equivalents and restricted cash, beginning of period	13,843	17,794	34,590
Cash and cash equivalents and restricted cash, end of period	$19,674	$13,843	$17,794
Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$10,533	$4,745	$9,754
Restricted cash	9,141	9,098	8,040
Total cash and cash equivalents and restricted cash	$19,674	$13,843	$17,794
The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Credit Property Trust IV, Inc. (the “Company”) is a non-exchange traded real estate investment trust (“REIT”) formed as a Maryland corporation, incorporated on July 27, 2010, that elected to be taxed, and currently qualifies, as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2012.
Substantially all of the Company’s business is conducted through Cole Operating Partnership IV, LP, a Delaware limited partnership, of which the Company is the sole general partner and owns, directly or indirectly, 100% of the partnership interests.
The Company is externally managed by Cole REIT Management IV, LLC, a Delaware limited liability company (“CR IV Management”) (formerly known as Cole REIT Advisors IV, LLC), an affiliate of CIM Group, LLC (“CIM”), a vertically-integrated owner and operator of real assets with multidisciplinary expertise and in-house research, acquisition, credit analysis, development, finance, leasing, and asset management capabilities headquartered in Los Angeles, California with offices in Oakland, California; Bethesda, Maryland; Dallas, Texas; New York, New York; Chicago, Illinois; and Phoenix, Arizona.
On February 1, 2018, CIM acquired CCO Group, LLC and its subsidiaries (collectively, “CCO Group”) from VEREIT Operating Partnership, L.P. (“VEREIT OP”), a subsidiary of VEREIT, Inc. (“VEREIT”) (the “Transaction”). CCO Group, LLC owns and controls CR IV Management, the Company’s advisor, and is the indirect owner of CCO Capital, LLC (“CCO Capital”), the Company’s dealer manager, and CREI Advisors, LLC (“CREI Advisors”), the Company’s property manager. CCO Group serves as the Company’s sponsor and as a sponsor to Cole Credit Property Trust V, Inc. (“CCPT V”), Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”), Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”), and CIM Income NAV, Inc. (formerly known as Cole Real Estate Income Strategy (Daily NAV), Inc.).
On January 26, 2012, the Company commenced its initial public offering on a “best efforts” basis of up to a maximum of $2.975 billion in shares of common stock (the “Offering”). The Company ceased issuing shares in the Offering on April 4, 2014.
The Company registered $247.0 million of shares of common stock under the distribution reinvestment plan (the “DRIP”) (the “Initial DRIP Offering”), which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 19, 2013 and automatically became effective with the SEC upon filing. The Company ceased issuing shares under the Initial DRIP Offering effective as of June 30, 2016.
The Company registered an additional $600.0 million of shares of common stock under the DRIP (the “Secondary DRIP Offering,” and together with the Initial DRIP Offering, the “DRIP Offerings,” and the DRIP Offerings collectively with the Offering, the “Offerings”), which was filed with the SEC on August 2, 2016 and automatically became effective with the SEC upon filing. The Company began to issue shares under the Secondary DRIP Offering on August 2, 2016 and will continue to issue shares under the Secondary DRIP Offering.
The Company’s board of directors (the “Board”) establishes an updated estimated per share net asset value (“NAV”) of the Company’s common stock for purposes of assisting broker-dealers that participated in the Offering in meeting their customer account reporting obligations under National Association of Securities Dealers Conduct Rule 2340. Distributions are reinvested in shares of the Company’s common stock under the DRIP at the estimated per share NAV as determined by the Board. Additionally, the estimated per share NAV as determined by the Board serves as the per share NAV for purposes of the share redemption program. As of December 31, 2018, the estimated per share NAV was $9.37 per share, which was established on March 28, 2018 using a valuation date of December 31, 2017. On March 20, 2019, the Board established an updated estimated per share NAV of the Company’s common stock, using a valuation date of December 31, 2018, of $8.65 per share. Commencing on March 26, 2019, distributions are reinvested in shares of the Company’s common stock under the DRIP at a price of $8.65 per share. The Board establishes an updated per share NAV of the Company’s common stock on an annual basis, having previously established a per share NAV as of August 31, 2015, September 30, 2016, December 31, 2016 and December 31, 2017. The Company’s estimated per share NAVs are not audited or reviewed by its independent registered public accounting firm.
As of December 31, 2018, the Company had issued approximately 348.8 million shares of its common stock in the Offerings, including 50.5 million shares issued in the DRIP Offerings, for gross offering proceeds of $3.5 billion before organization and offering costs, selling commissions and dealer manager fees of $306.0 million. As of December 31, 2018, the Company owned 890 properties, including nine properties owned through a consolidated joint venture arrangement (the “Consolidated Joint Venture”), comprising 26.5 million rentable square feet of commercial space located in 45 states. As of

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2018, the rentable square feet at these properties was 96.2% leased, including month-to-month agreements, if any.
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
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and the Consolidated Joint Venture in which the Company has a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation.
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
As of December 31, 2018 and 2017, the Company determined that it had a controlling interest in the Consolidated Joint Venture and therefore met the GAAP requirements for consolidation.
Reclassifications
In November 2018, the SEC finalized the Disclosure Update Simplification Project, which eliminated Rule 3-15(a)(1) reporting of Gain or Loss on Sale of Properties by REITs. To conform with Accounting Standards Codification (“ASC”) 360, Property, Plant, and Equipment and the SEC rule change, the Company has classified the gain on dispositions of real estate assets, net in operating income in the Company’s consolidated statements of operations. This change resulted in an increase in operating income of $17.0 million and $2.9 million during the years ended December 31, 2017 and 2016, respectively.
The Company adopted ASU 2017-12, as defined in “Recent Accounting Pronouncements,” during the first quarter of fiscal year 2018. Accordingly, for the year ended December 31, 2018, the Company recorded a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of accumulated distributions in excess of earnings of $488,000.

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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. During the year ended December 31, 2018, as part of the Company’s quarterly impairment review procedures, the Company recorded impairment charges of $33.0 million related to 20 properties with revised expected holding periods and two properties with vacancies. The Company’s assessment of impairment as of December 31, 2018 was based on the most current information available to the Company, including expected holding periods. If the Company’s expected holding period for assets change, subsequent tests for impairment could result in additional impairment charges in the future. The Company can provide no assurance that material impairment charges with respect to the Company’s real estate assets will not occur in 2019 or future periods. During the year ended December 31, 2017, the Company recorded impairment charges of $2.9 million related to four properties as a result of delinquent rental payments and two tenants who had previously filed for bankruptcy. During the year ended December 31, 2016, two tenants filed for bankruptcy, and collectively, these tenants occupied 100% of three of the Company’s properties. The Company recorded impairment charges of $6.7 million related to the three properties during the year ended December 31, 2016. The assumptions and uncertainties utilized in the evaluation of the impairment of real estate assets are discussed in detail in Note 3 — Fair Value Measurements. See also Note 4 — Real Estate Assets for further discussion regarding real estate investment activity. Over the next 12-24 months, the Company expects to sell a portion of its anchored shopping center portfolio and certain single tenant properties. These will be sold in pools or on a standalone basis. As of December 31, 2018, the Company intended to sell properties with a net book value of at least $2.0 billion, subject to market conditions.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the assets related to the property and estimate its fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount is then recorded to reflect the estimated fair value of the property, net of selling costs. As of December 31, 2018, the Company identified one property with a carrying value of $6.8 million as held for sale, which was sold subsequent to December 31, 2018, as discussed in Note 17 — Subsequent Events. There were no assets identified as held for sale as of December 31, 2017.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Disposition of Real Estate Assets
Gains and losses from dispositions are recognized once the various criteria relating to the terms of sale and any subsequent involvement by the Company with the asset sold are met. A discontinued operation includes only the disposal of a component of an entity and represents a strategic shift that has (or will have) a major effect on an entity’s financial results. The disposition of the Company’s individual properties did not qualify for discontinued operations presentation, and thus, the results of the properties that have been sold remain in operating income, and any associated gains or losses from the disposition are included in gain on disposition of real estate, net.
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
In April 2017, the Company elected to early adopt Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Beginning in April 2017, all real estate acquisitions qualified as asset acquisitions, and as such, acquisition-related fees and certain acquisition-related expenses related to these asset acquisitions are now capitalized and allocated to tangible and intangible assets and liabilities as described above. Other acquisition-related expenses, such as advisor reimbursements, continue to be expensed as incurred and are included in transaction-related expenses on the accompanying consolidated statements of operations. Prior to the adoption of ASU 2017-01 in April 2017, all of the Company’s real estate acquisitions were accounted for as business combinations and, as such, acquisition-related expenses related to these business combination acquisitions were expensed as incurred. Prior to April 2017, acquisition-related expenses included within transaction-related expenses in the Company’s consolidated statements of operations primarily consisted of legal, deed transfer and other costs related to real estate purchase transactions, including costs incurred for deals that were not consummated. The Company expects its future acquisitions to qualify as asset acquisitions and, as such, the Company will allocate the purchase price to acquired tangible assets and identified intangible assets and liabilities on a relative fair value basis.
Redeemable Noncontrolling Interest in Consolidated Joint Venture
On June 27, 2014, the Company completed the formation of the Consolidated Joint Venture. Pursuant to the joint venture agreement, the joint venture partner has a right to exercise an option (the “Option”), which became effective on June 27, 2016, whereby the Company will be required to purchase the ownership interest of the joint venture partner at fair market value. As of December 31, 2018, the Option has not been exercised. The Company determined it had a controlling interest in the Consolidated Joint Venture and, therefore, met the GAAP requirements for consolidation. The Company recorded net income of $134,000 and paid distributions of $279,000 related to the noncontrolling interest during the year ended December 31, 2018. The Company recorded the noncontrolling interest of $2.3 million and $2.4 million as of December 31, 2018 and December 31, 2017, respectively, as temporary equity in the mezzanine section of the consolidated balance sheets, due to the ability to exercise the Option being outside the control of the Company.
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
The Company had $9.1 million in restricted cash as of both December 31, 2018 and 2017. Included in restricted cash was $3.4 million and $3.7 million held by lenders in lockbox accounts, as of December 31, 2018 and 2017, respectively. As part of certain debt agreements, rents from certain encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess is disbursed to the Company. Also included in restricted cash was $5.7 million and $5.4 million held by lenders in escrow accounts for real estate taxes and other lender reserves for certain properties, in accordance with the associated lender’s loan agreement as of December 31, 2018 and 2017, respectively.
Loans Held-for-Investment
The Company has acquired, and may continue to acquire loans related to real estate assets. The Company may acquire first, second and third mortgage loans, mezzanine loans, bridge loans, wraparound mortgage loans, construction mortgage loans on real property and loans on leasehold interest mortgages. The Company intends to hold the loans held-for-investment for the foreseeable future or until maturity. Loans held-for-investment are carried on the Company’s consolidated balance sheets at amortized cost, net of any allowance for loans receivable losses. Discounts or premiums and origination fees are amortized as a component of interest income using the effective interest method over the life of the respective loans. Loan acquisition fees paid

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

to CR IV Management or its affiliates are expensed as incurred and are included in transaction-related expenses on the accompanying consolidated statements of operations.
Generally, an allowance for loan losses is provided when management determines that the Company will be unable to collect any remaining amounts due under the loan agreement. The Company evaluates the collectability of its loans held-for-investment at least quarterly. The evaluation of collectability involves judgment, estimates, and a review of the ability of the borrower to make principal and interest payments and the underlying collateral. For the year ended December 31, 2018, the Company recorded no impairment on its loans held-for-investment.
Deferred Financing Costs
Deferred financing costs represent commitment fees, legal fees and other costs associated with obtaining commitments for financing. These costs are amortized to interest expense over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are written off when the associated debt is refinanced or repaid before maturity. The presentation of all deferred financing costs, other than those associated with the revolving loan portion of the credit facility, are classified such that the debt issuance costs related to a recognized debt liability are presented on the consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability rather than as an asset. Debt issuance costs related to securing a revolving line of credit are presented as an asset and amortized ratably over the term of the line of credit arrangement. As such, the Company’s current and corresponding prior period total deferred costs, net in the accompanying consolidated balance sheets relate only to the revolving loan portion of the credit facility and the historical presentation, amortization and treatment of unamortized costs are still applicable. As of December 31, 2018 and 2017, the Company had $2.1 million and $3.0 million, respectively, of deferred financing costs, net of accumulated amortization, related to the revolving loan portion of the credit facility. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined the financing will not close.
Due to Affiliates
CR IV Management, and certain of its affiliates, received and will continue to receive, fees, reimbursements and compensation in connection with services provided relating to the Offerings and the acquisition, management, financing and leasing of the properties of the Company.
Derivative Instruments and Hedging Activities
The Company accounts for its derivative instruments at fair value. Accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the designation of the derivative instrument. The change in fair value of the derivative instrument that is designated as a hedge is recorded as other comprehensive income. The changes in fair value for derivative instruments that are not designated as hedges or that do not meet the hedge accounting criteria are recorded as a gain or loss to operations.
Redeemable Common Stock
Under the Company’s share redemption program, the Company’s obligation to redeem shares of its outstanding common stock is limited, among other things, to the net proceeds received by the Company from the sale of shares under the DRIP, net of shares redeemed to date. The Company records the maximum amount that is redeemable under the share redemption program as redeemable common stock outside of permanent equity in its consolidated balance sheets. Changes in the amount of redeemable common stock from period to period are recorded as an adjustment to capital in excess of par value.
Revenue Recognition
Revenue from leasing activities
Certain properties have leases where minimum rental payments increase during the term of the lease. The Company records rental income for the full term of each lease on a straight-line basis when earned and collectability is reasonably assured. When the Company acquires a property, the terms of existing leases are considered to commence as of the acquisition date for the purpose of this calculation. The Company defers the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Expected reimbursements from tenants for recoverable real estate taxes and operating expenses are included in tenant reimbursement income in the period when such costs are incurred. Effective January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Revenue Recognition, Accounting Standards Codification Topic 605 and requires an entity to recognize revenue in a way that depicts the transfer of promised

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company records revenue for real estate taxes and insurance reimbursed by its tenants on the leased properties, with offsetting expenses in real estate taxes and property operating expenses, respectively, within the consolidated statements of operations as the Company has concluded it is the primary obligor. The Company has identified its revenue streams as rental income from leasing arrangements and tenant reimbursement income, which are outside of the scope of Topic 606. The Company adopted ASU 2014-09 using the modified retrospective approach and determined it did not have a material impact on the Company’s consolidated financial statements.
The Company continually reviews receivables related to rent, including any straight-line rent, and current and future operating expense reimbursements from tenants, and determines their collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is uncertain, the Company will record an increase in the allowance for uncollectible accounts. As of December 31, 2018 and December 31, 2017, the Company had an allowance for uncollectible accounts of $931,000 and $1.5 million, respectively.
Revenue from lending activities
Interest income is comprised of interest earned on loans and the accretion and amortization of net loan origination fees and discounts. Interest income on loans is accrued as earned.
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
Earnings (Loss) and Distributions Per Share
Earnings (loss) per share are calculated based on the weighted average number of common shares outstanding during each period presented. Diluted income (loss) per share considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the years ended December 31, 2018, 2017 or 2016. Distributions per share are calculated based on the authorized daily distribution rate.
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
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by various standard setting bodies that may have an impact on the Company’s accounting and reporting. Except as otherwise stated below, the Company is currently evaluating the effect that certain new accounting requirements may have on the Company’s accounting and related reporting and disclosures in the Company’s consolidated financial statements.
In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The amendments in this update require that most lease obligations be recognized as a right of use asset with a corresponding liability on the balance sheet. The guidance also requires additional qualitative and quantitative disclosures to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The FASB has subsequently issued other related ASU, which amend ASU 2016-02 to provide transition practical expedients that an entity may elect to apply and other guidance. In July 2018, the FASB issued ASU No. 2018-11, Leases: Targeted Improvements, which

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

provides companies with an additional transition option that would permit the application of ASU 2016-02 as of the adoption date rather than to all periods presented. The Company will use this transition option upon adoption of the new standard on January 1, 2019 and use the effective date as the date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The Company has finalized its assessment of its inventory of leases that will be impacted by adoption of the new guidance. The Company will elect the “package of practical expedients,” which permits the Company to not reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. The accounting for lease components will largely be unchanged from existing GAAP and the Company will elect the practical expedient to not separate non-lease components from lease components. The Company does not expect the adoption of ASU 2016-02 to have a material impact on the accounting treatment and disclosure of the Company’s net leases, which are the primary source of the Company’s revenues. The Company does not have material leases where it is the lessee.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”). ASU 2016-13 is intended to improve financial reporting requiring more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology under current GAAP. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently evaluating the impact this amendment will have on its consolidated financial statements.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). The targeted amendments in this ASU are designed to help simplify certain aspects of hedge accounting and result in a more accurate portrayal of the economics of an entity’s risk management activities in its financial statements. ASU 2017-12 applies to the Company’s interest rate swaps designated as cash flow hedges. ASU 2017-12 requires all changes in the fair value of highly effective cash flow hedges to be recorded in accumulated other comprehensive income. Under GAAP, the ineffective portion of the change in fair value of cash flow hedges is recognized directly in earnings. This eliminates the requirement to separately measure and disclose ineffectiveness for qualifying cash flow hedges. ASU 2017-12 is effective for public entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. ASU 2017-12 is required to be adopted using a modified retrospective approach with early adoption permitted. The Company early adopted ASU 2017-12 during the first quarter of fiscal year 2018. Accordingly, during the year ended December 31, 2018, the Company recorded a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of accumulated distributions in excess of earnings of $488,000.
In August 2018, the FASB issued ASU No. 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This ASU amends and removes several disclosure requirements including the valuation processes for Level 3 fair value measurements. ASU 2018-13 also modifies some disclosure requirements and requires additional disclosures for changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and requires the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The provisions of ASU 2018-13 are effective January 1, 2020 using a prospective transition method for amendments effecting changes in unrealized gains and losses, significant unobservable inputs used to develop Level 3 fair value measurements and narrative description on uncertainty of measurements. The remaining provisions of the ASU are to be applied retrospectively, and early adoption is permitted. The Company is evaluating the impact of this ASU’s adoption, and does not believe this ASU will have a material impact on its consolidated financial statements.
In October 2018, the FASB issued ASU No. 2018-16, Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (“ASU 2018-16”). The amendments in this ASU permit the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes. The SOFR is a volume-weighted median interest rate that is calculated daily based on overnight transactions from the prior day’s activity in specified segments of the U.S. Treasury repo market. It has been selected as the preferred replacement for the U.S. dollar London Interbank Offered Rate (“LIBOR”), which will be phased out by the end of 2021. ASU 2018-16 is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2018-16 is required to be adopted on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after the date of adoption. The Company currently uses LIBOR as its benchmark interest rate in the

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Company’s interest rate swaps associated with the Company’s LIBOR-based variable rate borrowings. The Company has not entered into any new or redesignated hedging relationships on or after the date of adoption of ASU 2018-16; as such, the Company is currently evaluating the potential effect this new benchmark interest rate option will have on its consolidated financial statements.
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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Notes payable and credit facility — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of December 31, 2018, the estimated fair value of the Company’s debt was $2.46 billion, compared to the carrying value of $2.53 billion. The estimated fair value of the Company’s debt as of December 31, 2017 was $2.48 billion, compared to the carrying value of $2.49 billion.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2018 and 2017, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Revenue bonds — The Company’s revenue bonds were acquired in connection with the purchase of an anchored shopping center. The bonds have a 9.0% interest rate and mature on November 1, 2044. These investments are initially recognized in derivative assets, revenue bonds, prepaid expenses and other assets on the consolidated balance sheets and are subsequently

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

measured using amortized cost. The fair value estimates of the Company’s revenue bonds are based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques including discounted cash flow analysis. This analysis reflects the contractual terms of the bonds, including the period to maturity, and uses unobservable market-based inputs, including discount rates ranging from 7.75% to 9.0%. As a result, the Company has determined that its revenue bonds are classified in Level 3 of the fair value hierarchy. As of December 31, 2018, the estimated fair value of the Company’s revenue bonds was $2.0 million. The Company has these investments classified as held-to-maturity securities. The Company’s investments in revenue bonds are reviewed for impairment, including the evaluation of changes in events or circumstances that may indicate that the carrying amount of the investment may not be recoverable.
Loans held-for-investment — The Company’s loans held-for-investment are recorded at cost upon origination and adjusted by net loan origination fees and discounts. The Company estimates the fair value of its loans held-for-investment by performing a present value analysis for the anticipated future cash flows using an appropriate market discount rate taking into consideration the credit risk. As a result, the Company has determined that its loans held-for-investment are classified in Level 3 of the fair value hierarchy. As of December 31, 2018, the Company determined that the estimated fair value of its loans held-for-investment was equal to its carrying value given that the loan was originated during the fourth quarter of 2018.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of December 31, 2018 and 2017, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
Items Measured at Fair Value on a Recurring Basis

In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2018 and 2017 (in thousands):

	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Interest rate swaps	$10,993	$—	$10,993	$—
Total financial assets	$10,993	$—	$10,993	$—

	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Interest rate swaps	$7,324	$—	$7,324	$—
Total financial assets	$7,324	$—	$7,324	$—
Financial liabilities:
Interest rate swaps	$(206)	$—	$(206)	$—
Total financial liabilities	$(206)	$—	$(206)	$—
The following are reconciliations of the changes in assets and liabilities with Level 3 inputs in the fair value hierarchy for the years ended December 31, 2018 and 2017 (in thousands):

Revenue Bonds
Beginning Balance, December 31, 2017	$2,067
Payments received	(23)
Ending Balance, December 31, 2018	$2,044

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Revenue Bonds	Contingent Consideration Arrangements
Beginning Balance, December 31, 2016	$—	$(337)
Purchases, fair value adjustments and payments made:
Purchases	2,081	—
Fair value adjustments	—	337
Payments received	(14)	—
Ending Balance, December 31, 2017	$2,067	$—
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
As discussed in Note 4 — Real Estate Assets, during the year ended December 31, 2018, real estate assets related to 22 properties totaling approximately 2.3 million square feet were deemed to be impaired and their carrying values were reduced to an estimated fair value of $332.4 million, resulting in impairment charges of $33.0 million. During the year ended December 31, 2017, real estate assets related to four properties totaling approximately 33,000 square feet were deemed to be impaired and their carrying values were reduced to an estimated fair value of $4.3 million, resulting in impairment charges of $2.9 million. During the year ended December 31, 2016, real estate assets related to three properties totaling approximately 24,000 square feet were deemed to be impaired and their carrying values were reduced to an estimated fair value of $4.7 million, resulting in impairment charges of $6.7 million. The Company estimates fair values using Level 3 inputs and using a combined income and market approach, specifically using discounted cash flow analysis and recent comparable sales transactions. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgment and to make certain key assumptions, including, but not limited to, the following: (1) terminal capitalization; (2) discount rates; (3) the number of years the property will be held; (4) property operating expenses; and (5) re-leasing assumptions, including the number of months to re-lease, market rental income and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and the future performance and sustainability of the Company’s tenants.
The following table presents the impairment charges by asset class recorded during the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Asset class impaired:
Land	$6,436	$725	$1,775
Buildings, fixtures and improvements	25,299	1,734	4,678
Intangible lease assets	1,385	396	284
Intangible lease liabilities	(145)	—	—
Total impairment loss	$32,975	$2,855	$6,737
NOTE 4 — REAL ESTATE ASSETS
2018 Property Acquisition
During the year ended December 31, 2018, the Company acquired a 100% interest in one commercial property for an aggregate purchase price of $11.9 million (the “2018 Acquisition”), which includes $277,000 of external acquisition-related expenses that were capitalized in accordance with ASU 2017-01. Prior to the adoption of ASU 2017-01, costs related to property acquisitions were expensed as incurred. The Company funded the 2018 Asset Acquisition with net cash provided by operations and available borrowings.
The following table summarizes the consideration transferred for the property purchased during the year ended December 31, 2018 (in thousands):

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2018 Asset Acquisition
Land	$2,107
Buildings, fixtures and improvements	9,044
Acquired in-place leases and other intangibles (1)	1,392
Intangible lease liabilities (2)	(638)
Total purchase price	$11,905
______________________

(1)	The amortization period for acquired in-place leases and other intangibles is 19.0 years.

(2)	The amortization period for acquired intangible lease liabilities is 19.0 years.
2018 Property Dispositions
During the year ended December 31, 2018, the Company disposed of 21 properties, consisting of 19 retail properties and two anchored shopping centers, excluding a related outparcel of land, for an aggregate gross sales price of $66.6 million, resulting in net proceeds of $49.1 million after closing costs and the repayment of the $15.0 million variable rate debt secured by one of the disposed properties and a gain of $6.3 million. During the year ended December 31, 2018, $478,000 was incurred for disposition fees to CR IV Management or its affiliates in connection with the sale of the properties and the Company has no continuing involvement with these properties. The gain on sale of real estate is included in gain on disposition of real estate, net in the consolidated statements of operations. The disposition of these properties did not qualify to be reported as discontinued operations since the disposition did not represent a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the operating results of these disposed properties are reflected in the Company’s results from continuing operations for all periods presented through their respective date of disposition.
2018 Impairment of Properties
The Company performs quarterly impairment review procedures, primarily through continuous monitoring of events and changes in circumstances that could indicate that the carrying value of certain of its real estate assets may not be recoverable. See Note 2 — Summary of Significant Accounting Policies for a discussion of the Company’s accounting policies regarding impairment of real estate assets.
During the year ended December 31, 2018, 22 properties with a carrying value of $365.4 million were deemed to be impaired and their carrying values were reduced to an estimated fair value of $332.4 million, resulting in impairment charges of $33.0 million, which were recorded in the consolidated statements of operations. See Note 3 — Fair Value Measurements for a further discussion regarding these impairment charges.
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
____________________________________

(1)
The weighted average amortization period for the 2017 Acquisitions was 16.9 years for acquired in-place leases and other intangibles, 13.6 years for acquired above-market leases and 8.5 years for acquired intangible lease liabilities.

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
The Company recorded revenue for the year ended December 31, 2017 of $5.1 million and net income for the year ended December 31, 2017 of $708,000 related to the 2017 Business Combination Acquisitions. In addition, the Company recorded $1.3 million of acquisition-related expenses for the year ended December 31, 2017, which is included in transaction-related expenses on the consolidated statements of operations.
The following table summarizes selected financial information of the Company as if all of the 2017 Business Combination Acquisitions were completed on January 1, 2016 for each period presented below. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the years ended December 31, 2017 and 2016 (in thousands):

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

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2017 Property Dispositions
During the year ended December 31, 2017, the Company disposed of 14 retail properties and one industrial property for an aggregate gross sales price of $100.6 million, resulting in net proceeds of $65.9 million after closing costs and the repayment of the $33.0 million variable rate debt secured by one of the disposed properties and a gain of $17.0 million. No disposition fees were paid to CR IV Management or its affiliates in connection with the sale of the properties and the Company has no continuing involvement with these properties. The gain on sale of real estate is included in gain (loss) on disposition of real estate, net in the consolidated statements of operations. The disposition of these properties did not qualify to be reported as discontinued operations since the disposition did not represent a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the operating results of these disposed properties are reflected in the Company’s results from continuing operations for all periods presented through their respective date of disposition.
2017 Impairment of Properties
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

2016 Acquisitions
Land	$48,317
Buildings, fixtures and improvements	149,859
Acquired in-place leases and other intangibles (1)	18,100
Acquired above-market leases (2)	3,764
Intangible lease liabilities (3)	(3,388)
Total purchase price	$216,652
____________________________________

(1)	The weighted average amortization period for acquired in-place leases and other intangibles was 7.6 years.

(2)	The weighted average amortization period for acquired above-market leases was 6.0 years.

(3)	The weighted average amortization period for acquired intangible lease liabilities was 6.4 years.
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
The following table summarizes selected financial information of the Company as if all of the 2016 Acquisitions, as well as the acquisitions of the Unconsolidated Joint Venture Partner’s approximately 10% interest in the Unconsolidated Joint Venture, were completed on January 1, 2015 for each period presented below. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the years ended December 31, 2016 and 2015 (in thousands):

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
2016 Property Dispositions
During the year ended December 31, 2016, the Company disposed of four retail properties and one anchored shopping center for an aggregate gross sales price of $31.6 million, resulting in net proceeds of $30.8 million after closing costs and a gain of $2.9 million. No disposition fees were paid to CR IV Management or its affiliates in connection with the sale of the properties and the Company has no continuing involvement with these properties. The gain on sale of real estate is included in gain (loss) on disposition of real estate, net in the consolidated statements of operations for all periods presented. The disposition of these properties did not qualify to be reported as discontinued operations since the disposition did not represent a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the operating results of these disposed properties are reflected in the Company’s results from continuing operations for all periods presented through their respective date of disposition.

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
Consolidated Joint Venture
As of December 31, 2018, the Company had an interest in a Consolidated Joint Venture that owns and manages nine properties, with total assets of $50.9 million, which included $9.3 million of land, $42.0 million of buildings and improvements, and $5.6 million of intangible lease assets, net of accumulated depreciation and amortization of $6.9 million, and total liabilities of $789,000. The Consolidated Joint Venture does not have any debt outstanding as of December 31, 2018. The Company has the ability to control operating and financial policies of the Consolidated Joint Venture. There are restrictions on the use of these assets as the Company would generally be required to obtain the partner’s (the “Consolidated Joint Venture Partner”) approval in accordance with the joint venture agreement for any major transactions. The Company and the Consolidated Joint Venture Partner are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.
NOTE 5 — INTANGIBLE LEASE ASSETS AND LIABILITIES
Intangible lease assets and liabilities consisted of the following as of December 31, 2018 and 2017 (in thousands, except weighted average life remaining):

	As of December 31,
	2018	2017
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $184,532 and
$166,874, respectively (with a weighted average life remaining of 10.1 years
and 10.5 years, respectively)	$307,895	$355,683
Acquired above-market leases, net of accumulated amortization of $27,979 and
$25,626, respectively (with a weighted average life remaining of 8.4 years and
8.7 years, respectively)	34,462	41,747
Total intangible lease assets, net	$342,357	$397,430
Intangible lease liabilities:
Acquired below-market leases, net of accumulated amortization of $34,732 and
$31,330, respectively (with a weighted average life remaining of 7.2 years
and 7.5 years, respectively)	$36,418	$45,572
Amortization of the above-market leases is recorded as a reduction to rental revenue, and amortization expense for the in-place leases and other intangibles is included in depreciation and amortization in the accompanying consolidated statements of operations. Amortization of below-market leases is recorded as an increase to rental revenue in the accompanying consolidated statements of operations. The following table summarizes the amortization related to the intangible lease assets and liabilities for the years ended December 31, 2018, 2017, and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
In-place lease and other intangible amortization	$45,559	$46,602	$45,944
Above-market lease amortization	$6,740	$7,304	$6,638
Below-market lease amortization	$8,448	$9,503	$7,821
As of December 31, 2018, the estimated amortization relating to the intangible lease assets and liabilities for each of the five succeeding fiscal years is as follows (in thousands):

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Amortization
Year Ending December 31,	In-Place Leases and Other Intangibles	Above-Market Leases	Below-Market Leases
2019	$37,322	$4,981	$7,316
2020	$35,164	$4,451	$6,501
2021	$31,862	$3,835	$4,398
2022	$29,990	$3,590	$3,710
2023	$26,868	$3,221	$2,899
NOTE 6 — LOANS HELD-FOR-INVESTMENT
During the year ended December 31, 2018, the Company originated four junior mezzanine loans to fund the repayment of existing construction loans, as well as additional construction costs for renovation of four condominium properties, secured by a pledge of the equity interests in the portfolio of four condominium properties (the “Junior Mezzanine Loans”). The following table details overall statistics for the Company’s loans held-for-investment as of December 31, 2018 (dollar amounts in thousands):

As of December 31,
2018
Number of loans	4
Principal balance	$89,679
Net book value	$89,762
Weighted-average interest rate (1)	17.2%
Weighted-average maximum years to maturity (2)	2.4
____________________________________

(1)	As of December 31, 2018, the Junior Mezzanine Loans were indexed to one-month LIBOR plus an interest rate spread of 14.85%.

(2)	Maximum maturity assumes all extension options are exercised by the borrower, however the Company’s loans may be repaid prior to such date.
Activity relating to the Company’s loans held-for-investment portfolio was as follows (dollar amounts in thousands):

	Principal Balance	Deferred Fees / Other Items (1)	Net Book Value
Beginning Balance, December 31, 2017	$—	$—	$—
Loan fundings	89,295	—	89,295
Capitalized interest (2)	384	—	384
Deferred fees and other items	—	(185)	(185)
Accretion (amortization) of fees and other items	—	268	268
Ending Balance, December 31, 2018	$89,679	$83	$89,762
____________________________________

(1)	Other items primarily consist of purchase discounts or premiums, exit fees and deferred origination expenses.

(2)	Represents accrued interest on loans whose terms do not require a current cash payment of interest.
NOTE 7 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. During the year ended December 31, 2018, three of the Company’s interest rate swap agreements matured. In addition, one of the Company’s interest rate swap agreements was terminated prior to its maturity date due to the disposition of the underlying multi-tenant property. As of December 31, 2018, the Company had seven executed interest rate swap agreements. The following table summarizes the terms of the Company’s executed interest rate swap agreements designated as hedging instruments as of December 31, 2018 and 2017 (dollar amounts in thousands):

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

			Outstanding Notional				Fair Value of Assets
	Balance Sheet		Amount as of	Interest	Effective	Maturity	December 31,	December 31,
	Location		December 31, 2018	Rates (1)	Dates	Dates	2018	2017
Interest Rate Swaps	Derivative assets, revenue bonds, prepaid expenses and other assets	(2)	$990,066	2.55% to 3.91%	10/1/2015 to 8/15/2018	3/1/2019 to 7/1/2021	$10,993	$7,324
____________________________________

(1)	The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of December 31, 2018.

(2)
As of December 31, 2017, two of the interest rate swaps, with an aggregate outstanding notional amount of $38.7 million, were in a liability position with an aggregate fair value balance of $206,000 and are included in deferred rental income and other liabilities in the accompanying consolidated balance sheets.

Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the derivative instruments that are designated as hedges is recorded in other comprehensive income, with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the years ended December 31, 2018, 2017, and 2016, the amounts reclassified were a gain of $4.3 million, and losses of $3.1 million and $8.8 million, respectively. During the next 12 months, the Company estimates that an additional $5.9 million will be reclassified from other comprehensive income as a decrease to interest expense. The Company includes cash flows from interest rate swap agreements in cash flows provided by operating activities on its consolidated statements of cash flows, as the Company’s accounting policy is to present cash flows from hedging instruments in the same category in its consolidated statements of cash flows as the category for cash flows from the hedged items.
The Company has agreements with each of its derivative counterparties that contain provisions whereby if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value, inclusive of interest payments and accrued interest. As of December 31, 2018, all derivatives were in an asset position. Therefore, there was no termination value as of December 31, 2018. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of December 31, 2018.
NOTE 8 — NOTES PAYABLE AND CREDIT FACILITY
As of December 31, 2018, the Company had $2.5 billion of debt outstanding, including net deferred financing costs, with a weighted average years to maturity of 3.2 years and a weighted average interest rate of 3.9%. The weighted average years to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date. Should a loan not be repaid by its scheduled repayment date, the applicable interest rate will increase as specified in the respective loan agreement. The following table summarizes the debt balances as of December 31, 2018 and 2017, and the debt activity for the year ended December 31, 2018 (in thousands):

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		During the Year Ended December 31, 2018
	Balance as of December 31, 2017	Debt Issuances and Assumptions (1)	Repayments and Modifications	Accretion and (Amortization)	Balance as of December 31, 2018
Fixed rate debt	$1,217,377	$—	$(39,211)	$—	$1,178,166
Variable rate debt	20,500	—	—	—	20,500
Credit facility	1,251,000	268,000	(188,000)	—	1,331,000
Total debt	2,488,877	268,000	(227,211)	—	2,529,666
Net premiums (2)	419	—	—	(88)	331
Deferred costs - credit facility (3)	(8,828)	—	—	2,097	(6,731)
Deferred costs - fixed rate debt	(8,705)	—	46	2,307	(6,352)
Total debt, net	$2,471,763	$268,000	$(227,165)	$4,316	$2,516,914
____________________________________

(1)	Includes deferred financing costs incurred during the period.

(2)
Net premiums on mortgage notes payable were recorded upon the assumption of the respective debt instruments. Amortization of these net premiums is recorded as a reduction to interest expense over the remaining term of the respective debt instruments using the effective-interest method.

(3)	Deferred costs relate to the term portion of the Credit Facility (as defined below).
As of December 31, 2018, the fixed rate debt outstanding of $1.2 billion included $178.4 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rates per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 2.6% to 5.0% per annum. The fixed rate debt outstanding matures on various dates from September 1, 2019 through October 1, 2025. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $2.1 billion as of December 31, 2018. Each of the mortgage notes payable, comprising the fixed rate debt, is secured by the respective properties on which the debt was placed. As of December 31, 2018, the variable rate debt outstanding of $20.5 million had a weighted average interest rate of 5.6%. The variable rate debt outstanding matures on February 26, 2020. With respect to the Company’s $49.8 million of debt maturing within the next year, the Company expects to use borrowings available under the Credit Facility or enter into new financing arrangements in order to meet its debt obligations. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the variable rate debt outstanding was $40.8 million as of December 31, 2018.
Credit Facility
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
Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month LIBOR multiplied by the statutory reserve rate (the “Eurodollar Rate”) plus an interest rate spread ranging from 1.65% to 2.25% or (ii) a base rate, ranging from 0.65% to 1.25%, plus the greater of: (a) JPMorgan Chase’s Prime Rate; (b) the Federal Funds Effective Rate (as defined in the Second Amended and Restated Credit Agreement) plus 0.50%; or (c) the one-month LIBOR multiplied by the statutory reserve rate plus 1.00%. As of December 31, 2018, the Revolving Loans outstanding totaled $281.0 million at a weighted average interest rate of 4.2%. As of December 31, 2018, the Term Loan outstanding totaled $1.05 billion, $811.7 million of which is subject to interest rate swap agreements (the “Swapped Term Loan”). The interest rate swap agreements had the effect of fixing the Eurodollar Rate per annum of the Swapped Term Loan at an all-in rate of 3.8%. As of December 31, 2018, the Company had $1.33 billion outstanding under the Credit Facility at a weighted average interest rate of 4.0% and $67.2 million in unused capacity, subject to borrowing availability.
The Second Amended and Restated Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Second Amended and Restated Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to the sum of (i) $2.0 billion plus (ii) 75% of the equity issued minus (iii) the aggregate amount of any redemptions or similar transaction from the date of the Second Amended and Restated Credit Agreement, a leverage ratio less than or equal to 60%, a fixed charge coverage ratio greater than 1.50, an

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

unsecured debt to unencumbered asset value ratio equal to or less than 60%, an unsecured debt service coverage ratio greater than 1.75, a secured debt ratio equal to or less than 40% and the amount of secured debt that is recourse debt at no greater than 15% of total asset value. The Company believes it was in compliance with the financial covenants under the Second Amended and Restated Credit Agreement, as well as the financial covenants under the Company’s various fixed and variable rate debt agreements, as of December 31, 2018.
Maturities
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt as of December 31, 2018 for each of the five succeeding fiscal years and the period thereafter (in thousands):

Year Ending December 31,	Principal Repayments
2019	$49,799
2020	318,215
2021	381,603
2022	1,092,464
2023	491,375
Thereafter	196,210
Total	$2,529,666

NOTE 9 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the years ended December 31, 2018, 2017 and 2016 are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$16,518	$16,531	$16,498
Accrued capital expenditures	$557	$192	$675
Common stock issued through distribution reinvestment plan	$91,764	$101,344	$109,166
Change in fair value of interest rate swaps	$3,875	$7,654	$4,335
Contingent consideration recorded upon property acquisitions	$—	$—	$332
Consolidation of real estate joint venture	$—	$—	$18,305
Supplemental Cash Flow Disclosures:
Interest paid	$93,424	$85,140	$74,034
Cash paid for income taxes	$1,475	$1,555	$1,887
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
NOTE 11 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred fees and expenses payable to CR IV Management and certain of its affiliates in connection with the acquisition, management and disposition of its assets.
Acquisition fees and expenses
The Company pays CR IV Management or its affiliates acquisition fees of up to 2.0% of: (1) the contract purchase price of each property or asset the Company acquires; (2) the amount paid in respect of the development, construction or improvement of each asset the Company acquires; (3) the purchase price of any loan the Company acquires; and (4) the principal amount of any loan the Company originates. In addition, the Company reimburses CR IV Management or its affiliates for acquisition-related expenses incurred in the process of acquiring properties, so long as the total acquisition fees and expenses relating to the transaction do not exceed 6.0% of the contract purchase price, unless otherwise approved by a majority of the Board, including a majority of the Company’s independent directors, as commercially competitive, fair and reasonable to the Company.
Advisory fees and expenses
The Company pays CR IV Management a monthly advisory fee based upon the Company’s monthly average invested assets, which, effective January 1, 2018, is based on the estimated market value of such assets used to determine the Company’s estimated per share NAV as of December 31, 2017, as discussed in Note 1 — Organization and Business, and for those assets acquired subsequent to December 31, 2017, is based on the purchase price. The monthly advisory fee is equal to the following amounts: (1) an annualized rate of 0.75% paid on the Company’s average invested assets that are between $0 and $2.0 billion; (2) an annualized rate of 0.70% paid on the Company’s average invested assets that are between $2.0 billion and $4.0 billion; and (3) an annualized rate of 0.65% paid on the Company’s average invested assets that are over $4.0 billion.
Operating expenses
The Company reimburses CR IV Management or its affiliates for certain expenses CR IV Management or its affiliates paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse CR IV Management or its affiliates for any amount by which the operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceed the greater of: (1) 2.0% of average invested assets, or (2) 25.0% of net income excluding any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse CR IV Management or its affiliates for the salaries and benefits paid to personnel in connection with the services for which CR IV Management receives acquisition fees, and the Company will not reimburse CR IV Management for salaries and benefits paid to the Company’s executive officers.
Disposition fees
If CR IV Management or its affiliates provide a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more properties (or the Company’s entire portfolio), the Company will pay CR IV Management or its affiliates a disposition fee in an amount equal to up to one-half of the real estate or brokerage commission paid by the Company to third parties on the sale of such property, not to exceed 1.0% of the contract price of the property sold; provided, however, in no event may the total disposition fees paid to CR IV Management, its affiliates and unaffiliated third parties exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price.
Subordinated performance fees
If the Company is sold or its assets are liquidated, CR IV Management will be entitled to receive a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after stockholders have received, from regular distributions plus special distributions paid from proceeds of such sale, a return of their net capital invested and an 8.0% annual cumulative, non-compounded return. Alternatively, if the Company’s shares are listed on a national securities exchange, CR IV Management will be entitled to a subordinated performance fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing, exceeds the sum of the total amount of capital raised from stockholders and the amount of distributions necessary to generate an 8.0% annual cumulative, non-compounded return to stockholders. As an additional alternative, upon termination of the advisory agreement, CR IV

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Management may be entitled to a subordinated performance fee similar to the fee to which CR IV Management would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination. During each of the years ended December 31, 2018, 2017 and 2016, no subordinated performance fees were incurred related to any such events.
The Company recorded fees and expense reimbursements as shown in the table below for services provided by CR IV Management or its affiliates related to the services described above during the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017	2016
Acquisition fees and expenses	$2,749	$6,532	$4,960
Disposition fees	$478	$—	$—
Advisory fees and expenses	$43,399	$44,072	$41,926
Operating expenses	$5,163	$4,494	$4,119
Of the amounts shown above, $5.2 million and $2.0 million had been incurred, but not yet paid, for services provided by CR IV Management or its affiliates in connection with the acquisition, disposition and operations activities during the years ended December 31, 2018 and 2017, respectively, and such amounts were recorded as liabilities of the Company as of such dates.
Due to/from Affiliates
As of December 31, 2018 and 2017, $5.2 million and $2.0 million, respectively, had been incurred primarily for advisory fees and operating expenses by CR IV Management or its affiliates, but had not yet been reimbursed by the Company. These amounts were included in due to affiliates in the consolidated balance sheets for such periods.
As of December 31, 2017, $56,000 was due from CR IV Management or its affiliates related to amounts received by affiliates of the advisor which were due to the Company. No such amounts were due to the Company as of December 31, 2018.
NOTE 12 — ECONOMIC DEPENDENCY
Under various agreements, the Company has engaged and may in the future engage CR IV Management or its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, as well as other administrative responsibilities for the Company including accounting services and stockholder relations. As a result of these relationships, the Company is dependent upon CR IV Management or its affiliates. In the event that these companies are unable to provide the Company with these services, the Company would be required to find alternative providers of these services.
Services Agreement
VEREIT OP, a former affiliated entity of the Company’s sponsor, is obligated to provide certain services to CCO Group and to the Company, including operational real estate support (the “Services Agreement”) through March 31, 2019 (or, if later, the date of the last government filing other than a tax filing made by the Company, CCPT V, CCIT II, CCIT III and/or CIM Income NAV with respect to its 2018 fiscal year) (the “Initial Services Term”), and is obligated to provide consulting and research services through December 31, 2023 as requested by CCO Group, LLC. The services provided by VEREIT OP during the Initial Services Term, including but not limited to any advisory, dealer manager and property management services, have been, or by March 31, 2019, will be, transitioned to, and will be provided directly by, our sponsor, advisor, dealer manager or an affiliate thereof.
NOTE 13 — STOCKHOLDERS’ EQUITY
As of December 31, 2018, 2017 and 2016, the Company was authorized to issue $600.0 million of shares of common stock under the Secondary DRIP Offering. All shares of such stock have a par value of $0.01 per share. The par value of stockholder proceeds raised from the DRIP Offerings is classified as common stock, with the remainder allocated to capital in excess of par value.
On August 11, 2010, the Company sold 20,000 shares of common stock, at $10.00 per share, to Cole Holdings Corporation (“CHC”). On April 5, 2013, the ownership of such shares was transferred to CREInvestments, LLC (“CREI”), an affiliate of CR IV Management. On February 7, 2014, the ownership of such shares was transferred to VEREIT OP. Upon completion of

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the Transaction on February 1, 2018, the ownership of such shares was transferred by VEREIT OP to CR IV Management. Pursuant to the Company’s charter, CR IV Management is prohibited from selling the 20,000 shares of the common stock that represents the initial investment in the Company for so long as CCO Group remains the Company’s sponsor; provided, however, that CR IV Management may transfer ownership of all or a portion of these 20,000 shares of the Company’s common stock to other affiliates of the Company’s sponsor.
Distribution Reinvestment Plan
Pursuant to the DRIP, the Company allows stockholders to elect to have their distributions reinvested in additional shares of the Company’s common stock at the most recent estimated per share NAV as determined by the Board. The Board may terminate or amend the Secondary DRIP Offering at the Company’s discretion at any time upon ten days’ prior written notice to the stockholders. During the years ended December 31, 2018, 2017 and 2016, approximately 9.6 million, 10.1 million and 11.2 million shares were purchased under the DRIP Offerings for approximately $91.8 million, $101.3 million and $109.2 million, respectively, which were recorded as redeemable common stock on the consolidated balance sheets.
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
In accordance with the Company’s share redemption program, the per share redemption price (other than for shares purchased pursuant to the DRIP portion of the Offering and the DRIP Offerings) will depend on the length of time the redeeming stockholder has held such shares as follows: after two years from the purchase date, 97.5% of the most recent estimated value of each share; and after three years from the purchase date, 100% of the most recent estimated value of each share. During this time period, the redemption price for shares purchased pursuant to the DRIP portion of the Offering and the DRIP Offerings will be 100% of the most recent estimated value of each share, as determined by the Board. See the discussion of the updated estimated per share NAV of the Company’s common stock effective March 26, 2019 in Note 17 — Subsequent Events.
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
The Company redeems shares no later than the end of the month following the end of each fiscal quarter. Requests for redemption must be received on or prior to the end of the fiscal quarter in order for the Company to repurchase the shares in the month following the end of that fiscal quarter. The Board may amend, suspend or terminate the share redemption program at any time upon 30 days’ prior written notice to the stockholders. During the years ended December 31, 2018, 2017 and 2016, the Company redeemed approximately 9.8 million, 10.3 million and 11.5 million shares, respectively, under the share redemption program for $93.8 million, $103.7 million and $110.7 million, respectively. During the year ended December 31, 2018, redemption requests relating to approximately 58.5 million shares went unfulfilled.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Distributions Payable and Distribution Policy
The Board authorized a daily distribution, based on 365 days in the calendar year, of $0.001711452 per share for stockholders of record as of the close of business on each day of the period commencing on January 1, 2018 and ending on June 30, 2019. As of December 31, 2018, the Company had distributions payable of $16.5 million.
Equity-Based Compensation
On August 10, 2018, the Board approved the adoption of the Cole Credit Property Trust IV, Inc. 2018 Equity Incentive Plan (the “Plan”), under which 400,000 of the Company’s common shares were reserved for issuance and share awards of 386,000 are available for future grant at December 31, 2018. Under the Plan, the Board or a committee designated by the Board has the authority to grant restricted stock awards or deferred stock awards to non-employee directors of the Company, which will further align such directors’ interests with the interests of the Company’s stockholders. The Board or committee also has the authority to determine the terms of any award granted pursuant to the Plan, including vesting schedules, restrictions and acceleration of any restrictions. The Plan may be amended or terminated by the Board at any time. The Plan expires on August 9, 2028.
On October 1, 2018, the Company granted awards of approximately 3,500 restricted shares to each of the independent members of the Board (approximately 14,000 restricted shares in aggregate) under the Plan, which fully vest on October 1, 2019 based on one year of continuous service. As of December 31, 2018, none of the restricted shares had vested or been forfeited. The fair value of the Company’s share awards is determined using the Company’s NAV per share on the date of grant. Compensation expense related to these restricted shares is recognized over the vesting period. The Company recorded compensation expense of $33,000 for the year ended December 31, 2018 related to these restricted shares included in general and administrative expenses on the accompanying consolidated statement of operations.
As of December 31, 2018, there was $98,000 of total unrecognized compensation expense related to shares which will be recognized ratably over the remaining period of service prior to October 1, 2019.
NOTE 14 — INCOME TAXES
For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nondividend distributions. Nondividend distributions will reduce U.S stockholders’ basis (but not below zero) in their shares. The following table shows the character of the distributions the Company paid on a percentage basis for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
Character of Distributions:	2018	2017	2016
Ordinary dividends	52%	51%	53%
Nondividend distributions	48%	42%	46%
Capital gain distributions	—%	7%	1%
Total	100%	100%	100%
During the years ended December 31, 2018, 2017 and 2016, the Company incurred state and local income and franchise taxes of $1.4 million, $1.6 million, and $1.2 million, respectively, which were recorded in general and administrative expenses in the consolidated statements of operations.
The Company had no unrecognized tax benefits as of or during the years ended December 31, 2018 and 2017. Any interest and penalties related to unrecognized tax benefits would be recognized within the provision for income taxes in the accompanying consolidated statements of operations. The Company files income tax returns in the U.S. federal jurisdiction, as well as various state jurisdictions, and is subject to routine examinations by the respective tax authorities.
NOTE 15 — OPERATING LEASES
The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2018, the leases had a weighted-average remaining term of 9.1 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2018, the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, was as follows (in thousands):

Year Ending December 31,	Future Minimum Rental Income
2019	$352,699
2020	343,991
2021	327,661
2022	311,858
2023	284,510
Thereafter	1,718,650
Total	$3,339,369
A certain amount of the Company’s rental income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the years ended December 31, 2018, 2017 and 2016, the amount of the contingent rent earned by the Company was not significant.
NOTE 16 — QUARTERLY RESULTS (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2018 and 2017 (in thousands, except for per share amounts). In the opinion of management, the information for the interim periods presented includes all adjustments which are of a normal and recurring nature, necessary to present a fair presentation of the results for each period.

	December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$109,503	$107,395	$105,705	$108,673
Net income (loss)	$19,073	$17,825	$14,905	$(14,391)
Net income (loss) attributable to the Company	$19,039	$17,792	$14,872	$(14,425)
Basic and diluted net income (loss) per common share (1)	$0.06	$0.06	$0.05	$(0.05)
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

NOTE 17 — SUBSEQUENT EVENTS
The following events occurred subsequent to December 31, 2018:
Redemption of Shares of Common Stock
Subsequent to December 31, 2018, the Company redeemed approximately 2.3 million shares pursuant to the Company’s share redemption program for $21.7 million (at an average price per share of $9.37). Management, in its discretion, limited the amount of shares redeemed for the three months ended December 31, 2018 to an amount equal to net proceeds the Company

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

received from the sale of shares in the DRIP Offerings during the respective period. The remaining redemption requests received during the three months ended December 31, 2018 totaling approximately 16.1 million shares went unfulfilled.
Property Disposition
Subsequent to December 31, 2018, the Company disposed of 33 commercial real estate property for a gross sales price of $109.1 million, resulting in proceeds of $105.8 million after closing costs and a gain of $5.0 million. In addition, $534,000 was incurred for disposition fees to CR IV Management or its affiliates in connection with the sale of the property and the Company has no continuing involvement with this property.
Estimated Per Share NAV
On March 20, 2019, the Board established an estimated per share NAV of the Company’s common stock as of December 31, 2018, of $8.65 per share. Commencing on March 26, 2019, distributions will be reinvested in shares of the Company’s common stock under the Secondary DRIP Offering at a price of $8.65 per share. Pursuant to the terms of the Company’s share redemption program, commencing on March 26, 2019, the updated estimated per share NAV of $8.65, as of December 31, 2018, will serve as the most recent estimated value for purposes of the share redemption program going forward, until such time as the Board determines a new estimated per share NAV.

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2018	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Real Estate Held for Investment:
10Box Cost-Plus:
Conway, AR	$—	$733	$1,654	$—	$2,387	$67	9/5/2017	1989
Russellville, AR	—	990	1,470	—	2,460	83	3/20/2017	1989
24 Hour Fitness:
Beaverton, OR	(h)	2,609	9,974	—	12,583	1,070	9/30/2014	2009
Fort Worth, TX	(h)	1,519	7,449	—	8,968	1,041	9/27/2013	2008
Aaron’s:
Hillsboro, OH	(h)	279	829	—	1,108	145	8/26/2013	2013
Mountain Home, AR	(h)	183	872	—	1,055	72	10/1/2015	2015
Wilmington, OH	(h)	249	1,134	—	1,383	132	2/26/2015	2014
Academy Sports:
Clarksville, TN	(h)	1,811	6,603	—	8,414	814	6/17/2014	2014
Cookeville, TN	49,300	—	23,847	73,371	97,218	7,274	9/30/2014	2015
Douglasville, GA	(h)	1,360	8,593	—	9,953	1,046	6/12/2014	2014
Flowood, MS	(h)	1,534	7,864	—	9,398	1,025	6/27/2014	2014
Greenville, NC	(h)	1,968	7,054	—	9,022	419	1/12/2017	2016
McDonough, GA	(h)	1,846	5,626	—	7,472	735	4/24/2014	2010
Valdosta, GA	5,838	2,482	5,922	—	8,404	991	5/10/2013	2012
Advance Auto:
Corydon, IN	(h)	190	1,219	—	1,409	206	10/26/2012	2012
Dearborn Heights, MI	(h)	385	1,090	—	1,475	146	8/30/2013	2013
Decatur, GA	(h)	606	1,053	—	1,659	147	12/20/2013	2012
Lake Geneva, WI	1,062	381	1,181	—	1,562	181	2/6/2013	2012
Lawton, OK	(h)	387	1,000	—	1,387	97	6/12/2015	2005
Mattoon, IL	(h)	261	1,063	—	1,324	81	12/4/2015	2015
Mt. Pleasant, IA	(h)	122	1,069	—	1,191	153	4/29/2014	2013
North Ridgeville, OH	(h)	218	1,284	—	1,502	219	4/13/2012	2008
Rutherfordton, NC	(h)	220	944	—	1,164	131	10/22/2013	2013
Starkville, MS	(h)	447	756	—	1,203	140	6/29/2012	2011
Willmar, MN	(h)	200	1,279	—	1,479	123	3/25/2015	2014
Albany Square:
Albany, GA	4,600	1,606	7,113	373	9,092	1,153	2/26/2014	2013
Almeda Crossing:
Houston, TX	(h)	4,738	26,245	375	31,358	3,155	8/7/2014	2006
Applebee’s:
Lithonia, GA	(h)	1,234	2,613	—	3,847	313	3/28/2014	2002
Savannah, GA	(h)	818	1,686	—	2,504	204	5/22/2014	2006
At Home:
Kissimmee, FL	(h)	2,512	5,594	—	8,106	429	9/9/2016	1992
AutoZone:
Philipsburg, PA	(h)	152	1,304	—	1,456	224	7/30/2012	2010
Poughkeepsie, NY	(h)	699	1,356	—	2,055	123	8/20/2015	2005
Sheffield, OH	—	815	—	770	1,585	74	10/15/2014	2014
Bass Pro Shops:
Tallahassee, FL	(h)	945	5,713	—	6,658	867	8/20/2013	2013
Beavercreek Shopping Center:
Beavercreek, OH	17,200	5,504	25,178	538	31,220	3,704	10/31/2013	2013

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2018	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Bed Bath & Beyond/Golfsmith:
Schaumburg, IL	$7,300	$4,786	$6,149	$(1,372)	$9,563	$—	3/8/2013	1997
Benihana:
Golden Valley, MN	(h)	1,510	2,934	—	4,444	486	8/21/2012	1980
Lauderdale by the Sea, FL	(h)	2,181	2,014	—	4,195	342	8/21/2012	1971
Lombard, IL	(h)	1,390	2,343	—	3,733	464	8/21/2012	1984
Woodlands, TX	(h)	1,151	968	—	2,119	167	8/21/2012	2001
Big Lots:
San Angelo, TX	(h)	1,043	1,947	—	2,990	465	12/19/2012	2012
Waco, TX	(h)	1,069	1,326	124	2,519	347	12/10/2012	2012
Biolife Plasma Services:
Bellingham, WA	—	2,397	6,264	—	8,661	758	11/21/2014	2014
Grandville, MI	—	959	4,791	—	5,750	537	11/21/2014	2014
Loveland, CO	—	651	5,645	—	6,296	620	11/21/2014	2014
Bloomington, IN	—	696	3,900	—	4,596	464	6/26/2014	2014
Fort Wayne, IN	—	660	3,749	—	4,409	446	6/26/2014	2013
St. Cloud, MN	—	889	3,633	—	4,522	474	6/26/2014	2013
St. George, UT	—	1,195	5,561	—	6,756	564	3/12/2015	2014
Waterloo, IA	—	489	3,380	—	3,869	448	6/26/2014	2013
West Fargo, ND	—	1,379	5,052	—	6,431	540	3/12/2015	2014
Bob Evans:
Akron, OH	—	447	1,537	—	1,984	81	4/28/2017	2007
Anderson, IN	—	912	1,455	—	2,367	78	4/28/2017	1984
Austintown, OH	—	305	1,426	—	1,731	81	4/28/2017	1995
Birch Run, MI	—	733	1,192	—	1,925	66	4/28/2017	2008
Blue Ash, OH	—	628	1,429	—	2,057	88	4/28/2017	1994
Chardon, OH	—	333	682	—	1,015	41	4/28/2017	2003
Chillicothe, OH	—	557	1,524	—	2,081	84	4/28/2017	1998
Columbus, OH	—	523	1,376	—	1,899	78	4/28/2017	2003
Dayton, OH	—	325	1,438	—	1,763	84	4/28/2017	1998
Eldersburg, MD	—	557	876	—	1,433	47	4/28/2017	2000
Florence, KY	—	496	1,876	—	2,372	107	4/28/2017	1991
Holland, MI	—	314	1,367	—	1,681	77	4/28/2017	2004
Huntersville, NC	—	751	657	—	1,408	36	4/28/2017	2008
Hurricane, WV	—	297	1,654	—	1,951	85	4/28/2017	1993
Milford, OH	—	271	1,498	—	1,769	86	4/28/2017	1987
Monroeville, PA	—	1,340	848	—	2,188	44	4/28/2017	1995
Nicholasville, KY	—	731	693	—	1,424	37	4/28/2017	1989
North Canton, OH	—	859	1,393	—	2,252	79	4/28/2017	2006
Ripley, WV	—	269	1,304	—	1,573	72	4/28/2017	1988
Tipp City, OH	—	554	1,120	—	1,674	66	4/28/2017	1989
Warsaw, IN	—	684	1,222	—	1,906	67	4/28/2017	1993
Bojangles:
Pelham, AL	(h)	219	1,216	—	1,435	149	6/30/2014	2010
Boston Commons:
Springfield, MA	5,400	3,101	7,042	280	10,423	877	8/19/2014	2004

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2018	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Bottom Dollar Grocery:
Ambridge, PA	$—	$519	$2,985	$—	$3,504	$394	11/5/2013	2012
Brownsville Plaza:
Baldwin, PA	—	627	2,702	—	3,329	375	2/28/2014	2012
Bryan Crossing:
Kodak, TN	4,958	863	6,523	—	7,386	756	9/9/2014	2008
Buffalo Wild Wings:
Idaho Falls, ID	(h)	712	1,336	—	2,048	151	7/29/2014	2008
Warrenville, IL	(h)	1,208	1,420	—	2,628	275	3/28/2013	2004
Woodridge, IL	(h)	1,139	1,484	—	2,623	285	3/28/2013	2005
Cabela’s:
Acworth, GA	(h)	4,979	18,775	—	23,754	665	9/25/2017	2014
Avon, OH	(h)	2,755	10,751	—	13,506	387	9/25/2017	2016
La Vista, NE	(h)	3,260	16,923	—	20,183	576	9/25/2017	2006
Sun Prairie, WI	(h)	3,373	14,058	—	17,431	525	9/25/2017	2015
Caliber Collision Center:
Frisco, TX	(h)	1,484	2,038	—	3,522	252	9/16/2014	2014
Las Cruces, NM	(h)	673	1,949	—	2,622	236	3/21/2014	2014
Midwest City, OK	(h)	259	1,165	—	1,424	147	2/21/2014	2013
Denver, CO	(h)	855	658	—	1,513	77	6/25/2014	1975
San Antonio, TX	(h)	622	832	—	1,454	97	6/4/2014	2014
Wylie, TX	(h)	816	2,690	—	3,506	299	2/10/2015	2014
Camping World:
Pensacola, FL	(h)	2,152	3,831	—	5,983	491	4/29/2014	2014
Canton Marketplace:
Canton, GA	32,000	8,310	48,667	930	57,907	9,251	3/28/2013	2009
Carlisle Crossing:
Carlisle, PA	—	4,491	15,817	—	20,308	2,114	9/18/2014	2006
Canarsie Plaza:
Brooklyn, NY	75,000	37,970	71,267	790	110,027	10,988	12/5/2012	2011
Century Plaza:
Orlando, FL	(h)	3,094	6,178	797	10,069	1,095	7/21/2014	2008
Chase:
Hanover Township, NJ	(h)	2,192	—	—	2,192	—	12/18/2013	2012
Chestnut Square:
Brevard, NC	3,727	425	5,037	92	5,554	757	6/7/2013	2008
Chili’s:
Forest City, NC	(h)	233	1,936	—	2,169	210	9/3/2014	2003
Coosa Town Center:
Gadsden, AL	(h)	3,246	7,799	—	11,045	1,135	12/20/2013	2004
Cost Plus World Market:
Kansas City, MO	(h)	1,378	2,396	42	3,816	536	11/13/2012	2001
Costco:
Tallahassee, FL	5,146	9,497	—	—	9,497	—	12/11/2012	2006
Cottonwood Commons:
Albuquerque, NM	19,250	4,986	28,881	196	34,063	4,168	7/19/2013	2013
Coventry Crossing:
Coventry, RI	6,000	3,462	5,899	59	9,420	901	9/12/2013	2008

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2018	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Crosspoint:
Hagerstown, MD	(h)	$12,285	$14,359	$(1,024)	$25,620	$2,049	9/30/2014	2000
Crossroads Annex:
Lafayette, LA	(h)	1,659	7,091	—	8,750	1,025	12/4/2013	2013
Crossroads Commons:
Plover, WI	(h)	1,000	4,515	75	5,590	764	12/10/2013	2012
CVS:
Arnold, MO	(h)	2,043	2,367	—	4,410	307	12/13/2013	2013
Asheville, NC	(h)	1,108	1,084	—	2,192	191	4/26/2012	1998
Austin, TX	(h)	1,076	3,475	—	4,551	448	12/13/2013	2013
Bainbridge, GA	(h)	444	1,682	47	2,173	292	6/27/2012	1998
Bloomington, IN	(h)	1,620	2,957	—	4,577	384	12/13/2013	2012
Blue Springs, MO	(h)	395	2,722	—	3,117	353	12/13/2013	2013
Bridgeton, MO	(h)	2,056	2,362	—	4,418	306	12/13/2013	2013
Cartersville, GA	(h)	2,547	—	—	2,547	—	10/22/2012	2009
Charleston, SC	(h)	869	1,009	—	1,878	179	4/26/2012	1998
Chesapeake, VA	(h)	1,044	3,053	—	4,097	404	12/13/2013	2013
Chicago, IL	(h)	1,832	4,255	—	6,087	616	3/20/2013	2008
Cicero, IN	(h)	487	3,099	—	3,586	401	12/13/2013	2013
Corpus Christi, TX	(h)	648	2,557	—	3,205	436	4/19/2012	1998
Danville, IN	(h)	424	2,105	76	2,605	253	7/16/2014	1998
Eminence, KY	(h)	872	2,511	—	3,383	322	12/13/2013	2013
Florence, AL	$1,735	1,030	1,446	—	2,476	218	3/27/2013	2000
Goose Creek, SC	(h)	1,022	1,980	—	3,002	254	12/13/2013	2013
Greenwood, IN	(h)	912	3,549	61	4,522	489	7/11/2013	1999
Hanover Township, NJ	(h)	4,746	—	—	4,746	—	12/18/2013	2012
Hazlet, NJ	(h)	3,047	3,610	—	6,657	466	12/13/2013	2013
Honesdale, PA	(h)	1,206	3,342	—	4,548	444	12/13/2013	2013
Independence, MO	(h)	359	2,242	—	2,601	292	12/13/2013	2013
Indianapolis, IN	(h)	1,110	2,484	—	3,594	322	12/13/2013	2013
Irving, TX	(h)	745	3,034	—	3,779	484	10/5/2012	2000
Jacksonville, FL	(h)	2,182	3,817	—	5,999	438	7/16/2014	2004
Janesville, WI	(h)	736	2,545	—	3,281	330	12/13/2013	2013
Katy, TX	(h)	1,149	2,462	—	3,611	312	12/13/2013	2013
Lincoln, NE	(h)	2,534	3,014	—	5,548	389	12/13/2013	2013
London, KY	(h)	1,445	2,661	—	4,106	362	9/10/2013	2013
Middletown, NY	(h)	665	5,483	—	6,148	701	12/13/2013	2013
North Wilkesboro, NC	(h)	332	2,369	—	2,701	312	10/25/2013	1999
Poplar Bluff, MO	(h)	1,861	2,211	—	4,072	288	12/13/2013	2013
Salem, NH	(h)	3,456	2,351	—	5,807	303	11/18/2013	2013
San Antonio, TX	(h)	1,893	1,848	—	3,741	243	12/13/2013	2013
Sand Springs, OK	(h)	1,765	2,283	—	4,048	298	12/13/2013	2013
Santa Fe, NM	(h)	2,243	4,619	—	6,862	589	12/13/2013	2013
Sedalia, MO	(h)	466	2,318	—	2,784	301	12/13/2013	2013
St. John, MO	(h)	1,546	2,601	—	4,147	337	12/13/2013	2013
Temple Hills, MD	(h)	1,817	2,989	—	4,806	400	9/30/2013	2001

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2018	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
CVS (continued):
Vineland, NJ	(h)	$813	$2,926	$—	$3,739	$391	12/13/2013	2010
Waynesboro, VA	(h)	986	2,708	—	3,694	351	12/13/2013	2013
West Monroe, LA	(h)	1,738	2,136	—	3,874	279	12/13/2013	2013
Darien Towne Center:
Darien, IL	$12,200	6,718	11,951	915	19,584	2,263	12/17/2013	1994
DaVita:
Riverview, MI	(h)	199	2,322	—	2,521	315	9/4/2014	2012
Decatur Commons:
Decatur, AL	7,000	2,478	9,333	848	12,659	1,479	7/10/2013	2004
Deltona Commons:
Deltona, FL	4,767	1,424	7,760	32	9,216	1,100	6/18/2013	2007
Dick’s PetSmart Center:
Oshkosh, WI	(h)	1,445	6,599	(696)	7,348	—	9/23/2016	2015
Dick’s Sporting Goods:
Oklahoma City, OK	(h)	1,198	7,838	—	9,036	1,352	12/21/2012	2012
Oklahoma City, OK	5,858	685	10,587	—	11,272	1,782	12/31/2012	2012
Dollar General:
Abbeville, AL	(h)	294	1,302	—	1,596	148	10/3/2014	2014
Akron, AL	(h)	69	771	—	840	113	8/6/2013	2013
Akron, OH	(h)	112	1,099	—	1,211	159	11/1/2013	2013
Alliance, NE	(h)	97	812	—	909	136	4/9/2013	2013
Alton, TX	(h)	94	922	—	1,016	106	9/5/2014	2014
Arapahoe, NE	(h)	44	873	—	917	102	9/5/2014	2014
Asheville, NC	(h)	379	753	—	1,132	124	6/17/2013	2013
Ashville, AL	—	255	678	—	933	123	12/21/2012	2012
Atmore, AL	(h)	243	858	—	1,101	113	2/25/2014	2014
Bainbridge, OH	(h)	106	1,175	—	1,281	182	9/13/2013	2013
Belle, MO	(h)	51	880	—	931	102	9/5/2014	2014
Berry, AL	(h)	104	1,196	—	1,300	139	9/26/2014	2014
Bessemer, AL	(h)	142	941	—	1,083	135	9/27/2013	2013
Bloomfield, NE	(h)	50	845	—	895	92	12/16/2014	2014
Blue Rapids, KS	(h)	52	880	—	932	101	10/22/2014	2014
Bluefield, WV	(h)	337	686	—	1,023	77	10/15/2014	2014
Bokchito, OK	(h)	59	859	—	918	148	2/27/2013	2013
Botkins, OH	(h)	130	991	—	1,121	150	9/27/2013	2013
Brandon, SD	(h)	292	871	—	1,163	100	10/31/2014	2014
Breaux Bridge, LA	—	225	1,007	—	1,232	166	11/30/2012	2012
Broken Bow, NE	(h)	91	878	—	969	116	11/1/2013	2013
Brownsville, TX	—	264	943	—	1,207	147	11/30/2012	2012
Buffalo, NY	(h)	122	1,099	—	1,221	118	12/5/2014	2014
Clay, AL	—	305	768	—	1,073	135	2/8/2013	2012
Cleveland, TX	—	158	856	—	1,014	133	11/30/2012	2012
Columbus, OH	(h)	279	1,248	—	1,527	181	11/7/2013	2013
Conroe, TX	—	167	946	—	1,113	148	12/18/2012	2012

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2018	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Dollar General (continued):
Crystal Springs, MS	(h)	$463	$3,027	$—	$3,490	$350	8/6/2014	2013
Cullman, AL	(h)	159	824	—	983	98	8/4/2014	2014
Decatur, IL	(h)	133	986	—	1,119	117	6/18/2014	2014
Decatur, IL	(h)	219	964	—	1,183	108	9/8/2014	2014
Delcambre, LA	(h)	169	1,025	—	1,194	145	9/27/2013	2013
Delhi, LA	(h)	301	1,033	—	1,334	148	8/9/2013	2013
Deridder, LA	(h)	135	923	—	1,058	131	9/27/2013	2013
Deridder, LA	(h)	176	905	—	1,081	130	8/9/2013	2013
Des Moines, IA	(h)	166	943	—	1,109	137	8/9/2013	2012
Dora, AL	(h)	124	935	—	1,059	108	9/26/2014	2014
Dundee, MI	(h)	296	1,047	—	1,343	138	11/26/2013	2013
Edinburg, TX	(h)	146	809	—	955	98	7/31/2014	2014
Eight Mile, AL	(h)	110	865	—	975	106	6/23/2014	2014
Elk Point, SD	(h)	97	839	—	936	99	9/22/2014	2014
Ellerslie, GA	(h)	247	797	—	1,044	102	4/17/2014	2014
Eufaula, AL	(h)	300	930	—	1,230	112	7/22/2014	2014
Farmington, NM	(h)	175	919	—	1,094	106	8/22/2014	2014
Fort Valley, GA	(h)	514	2,436	—	2,950	381	7/9/2013	2013
Fred, TX	(h)	93	929	—	1,022	126	12/19/2013	2013
Fruitport, MI	(h)	100	968	—	1,068	112	6/25/2014	2014
Geneva, AL	$—	204	815	—	1,019	146	12/21/2012	2012
Geraldine, AL	(h)	220	1,146	—	1,366	144	5/30/2014	2014
Greenwell Springs, LA	—	444	841	—	1,285	141	11/30/2012	2012
Groveport, OH	—	416	813	—	1,229	137	3/15/2013	2013
Hamilton, AL	(h)	208	1,024	—	1,232	116	10/16/2014	2014
Hanceville, AL	—	1,232	1,488	—	2,720	280	11/21/2012	2012
Harlingen, TX	(h)	144	853	—	997	105	6/20/2014	2014
Harvest, AL	—	261	691	—	952	126	12/21/2012	2012
Harviell, MO	(h)	50	818	—	868	107	3/31/2014	2014
Hastings, NE	(h)	177	850	—	1,027	98	10/22/2014	2014
Hayneville, AL	(h)	249	1,181	—	1,430	141	8/15/2014	2014
Hillsboro, OH	(h)	262	956	—	1,218	105	9/25/2014	2014
Hinton, WV	(h)	199	1,367	—	1,566	152	8/18/2014	2014
Homeworth, OH	(h)	110	1,057	—	1,167	142	10/18/2013	2013
Houston, TX	—	311	1,102	—	1,413	172	12/18/2012	2012
Houston, TX	(h)	255	1,393	—	1,648	187	10/18/2013	2013
Huntsville, AL	—	177	847	—	1,024	151	12/21/2012	2012
Independence, MO	—	170	1,072	—	1,242	174	12/18/2012	2012
Kansas City, MO	(h)	283	1,068	—	1,351	149	10/18/2013	2013
Kansas City, MO	(h)	233	1,054	—	1,287	145	11/1/2013	2013
Kasson, MN	(h)	138	888	—	1,026	112	8/15/2014	2014
Kearney, NE	(h)	141	851	—	992	118	11/20/2013	2013
Kinston, AL	—	170	718	—	888	131	12/21/2012	2012
Kolona, IA	(h)	81	868	—	949	102	8/15/2014	2014

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2018	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Dollar General (continued):
Lake Charles, LA	(h)	$146	$989	$—	$1,135	$142	8/9/2013	2013
Lamesa, TX	(h)	75	803	—	878	97	7/31/2014	2014
Lansing, MI	(h)	232	939	—	1,171	109	6/25/2014	2014
Lebanon, TN	(h)	177	882	—	1,059	103	6/30/2014	2012
Leicester, NC	(h)	134	800	—	934	121	6/17/2013	2013
Lima, OH	$—	156	1,040	—	1,196	164	11/30/2012	2012
Linden, AL	(h)	317	746	—	1,063	112	7/11/2013	2013
Lone Jack, MO	(h)	152	960	—	1,112	120	5/16/2014	2014
Los Fresnos, TX	(h)	55	867	—	922	100	9/19/2014	2014
Los Lunas, NM	(h)	113	857	—	970	108	5/14/2014	2014
Louisburg, KS	(h)	324	936	—	1,260	115	6/25/2014	2014
Loveland, OH	(h)	241	1,065	—	1,306	155	12/12/2013	2013
Lubbock, TX	—	468	641	—	1,109	107	12/18/2012	2012
Manhattan, KS	(h)	194	921	—	1,115	129	11/20/2013	2013
Mansfield, OH	(h)	72	1,226	—	1,298	158	12/12/2013	2013
Maple Lake, MN	(h)	92	893	—	985	108	10/10/2014	2014
Maynardville, TN	—	238	754	—	992	139	11/30/2012	2012
Millbrook, AL	(h)	320	1,175	—	1,495	142	7/22/2014	2014
Mission, TX	(h)	182	858	—	1,040	99	9/5/2014	2014
Mobile, AL	(h)	139	1,005	—	1,144	142	10/18/2013	2013
Mobile, AL	(h)	410	1,059	—	1,469	161	6/17/2013	2013
Monroeville, OH	(h)	131	1,069	—	1,200	143	10/4/2013	2013
Montgomery, AL	(h)	140	909	—	1,049	103	10/24/2014	2014
Moose Lake, MN	(h)	140	937	—	1,077	113	10/10/2014	2014
Moroa, IL	(h)	111	921	—	1,032	109	6/26/2014	2014
Mt. Vernon, IL	(h)	177	985	—	1,162	119	5/30/2014	2014
Nashville, GA	—	215	2,533	—	2,748	420	3/1/2013	2013
Nashville, MI	(h)	103	1,255	—	1,358	156	1/24/2014	2013
Navarre, OH	(h)	153	1,005	—	1,158	137	9/27/2013	2013
Neoga, IL	(h)	94	860	—	954	97	8/8/2014	2010
Ness City, KS	(h)	21	860	—	881	113	3/20/2014	2014
New Philadelphia, OH	(h)	129	1,100	—	1,229	149	9/27/2013	2013
New Washington, OH	(h)	99	975	—	1,074	148	9/13/2013	2013
Newark, OH	—	222	946	—	1,168	159	3/15/2013	2013
Nitro, WV	(h)	451	1,034	—	1,485	120	6/30/2014	2013
Nixa, MO	(h)	235	806	—	1,041	103	4/3/2014	2014
North Lewisburg, OH	(h)	59	1,008	—	1,067	148	11/22/2013	2013
Onawa, IA	(h)	176	842	—	1,018	104	6/26/2014	2014
Opelousas, LA	(h)	92	947	—	1,039	132	10/4/2013	2013
Ortonville, MN	(h)	113	907	—	1,020	112	9/5/2014	2014
Osceola, NE	(h)	194	835	—	1,029	84	4/2/2015	2014
Oxford, AL	(h)	465	783	—	1,248	113	10/18/2013	2013
Palestine, IL	(h)	155	893	—	1,048	106	6/26/2014	2014
Parchment, MI	(h)	168	1,162	—	1,330	134	6/25/2014	2014

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2018	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Dollar General (continued):
Park Hill, OK	(h)	$91	$887	$—	$978	$143	1/4/2013	2012
Parsons, TN	(h)	166	1,136	—	1,302	139	7/16/2014	2013
Phenix City, AL	(h)	331	718	—	1,049	110	6/17/2013	2013
Piedmont, AL	$—	1,037	1,579	—	2,616	299	11/21/2012	2012
Pike Road, AL	(h)	477	772	—	1,249	114	8/21/2013	2013
Plain City, OH	(h)	187	1,097	—	1,284	144	11/26/2013	2013
Port Clinton, OH	(h)	120	1,070	—	1,190	141	11/22/2013	2013
Princeton, MO	(h)	155	1,159	—	1,314	132	10/10/2014	2014
Pueblo, CO	(h)	144	909	—	1,053	140	1/4/2013	2012
Ragley, LA	(h)	196	877	—	1,073	128	8/9/2013	2013
Rainsville, AL	(h)	290	1,267	—	1,557	149	8/13/2014	2014
Ravenna, MI	(h)	199	958	—	1,157	119	1/24/2014	2013
Rayne, LA	—	125	910	—	1,035	149	12/18/2012	2012
Roanoke, IL	(h)	93	846	—	939	103	5/16/2014	2014
Romney, IN	(h)	87	827	—	914	94	7/7/2014	2011
Romulus, MI	(h)	274	1,171	—	1,445	144	3/7/2014	2013
Russell, KS	(h)	54	899	—	953	107	8/5/2014	2014
San Carlos, TX	(h)	70	1,063	—	1,133	129	6/20/2014	2014
Seale, AL	(h)	259	767	—	1,026	110	10/28/2013	2013
Seminole, AL	(h)	175	829	—	1,004	124	7/15/2013	2013
Shelby, MI	(h)	128	1,033	—	1,161	128	1/24/2014	2013
Slocomb, AL	(h)	124	918	—	1,042	121	2/25/2014	2014
Snead, AL	(h)	126	1,137	—	1,263	132	9/26/2014	2014
South Bay, FL	(h)	258	1,262	—	1,520	151	5/7/2014	2013
Spring, TX	(h)	277	1,132	—	1,409	154	9/30/2013	2013
Springfield, IL	(h)	205	934	—	1,139	105	9/17/2014	2014
Springfield, NE	(h)	172	864	—	1,036	108	5/12/2014	2014
Springfield, OH	(h)	125	1,000	—	1,125	142	9/27/2013	2013
St. Louis, MO	(h)	229	1,102	—	1,331	148	12/31/2013	2013
St. Louis, MO	(h)	240	1,118	—	1,358	148	1/15/2014	2013
Superior, NE	(h)	230	917	—	1,147	127	11/26/2013	2013
Temple, GA	(h)	200	917	—	1,117	139	5/15/2013	2013
Theodore, AL	(h)	248	763	—	1,011	118	5/15/2013	2013
Thibodaux, LA	(h)	211	1,083	—	1,294	153	9/27/2013	2013
Toney, AL	—	86	792	—	878	137	3/21/2013	2012
Topeka, KS	(h)	159	873	—	1,032	93	2/25/2015	2014
Urbana, OH	(h)	133	1,051	—	1,184	132	5/29/2014	2013
Volga, SD	(h)	51	784	—	835	92	9/5/2014	2014
Wagener, SC	(h)	477	1,169	—	1,646	128	9/16/2014	2014
Wakefield, KS	(h)	78	929	—	1,007	133	9/30/2013	2013
Waterloo, IA	(h)	330	908	—	1,238	101	11/5/2014	2014

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2018	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Dollar General (continued):
Weslaco, TX	(h)	$141	$848	$—	$989	$98	9/5/2014	2014
Weston, MO	(h)	117	1,012	—	1,129	148	7/17/2013	2013
Wetumpka, AL	(h)	290	779	—	1,069	99	5/29/2014	2014
Whitehouse, OH	(h)	134	1,144	—	1,278	153	10/18/2013	2013
Whitwell, TN	$—	159	1,035	—	1,194	190	11/30/2012	2012
Wilmer, AL	(h)	99	775	—	874	114	8/5/2013	2013
Winsted, MN	(h)	152	841	—	993	105	9/29/2014	2014
Wisner, NE	(h)	37	773	—	810	97	5/12/2014	2014
Woodville, OH	—	169	1,009	—	1,178	169	2/8/2013	2013
Yatesville, GA	—	120	797	—	917	138	3/25/2013	2013
Dollar Tree/Petco:
Humble, TX	(h)	720	2,543	—	3,263	403	2/11/2013	2011
Earth Fare:
Huntersville, NC	3,183	1,439	2,973	—	4,412	488	2/28/2013	2011
East Manchester Village Center:
Manchester, PA	8,300	2,517	12,672	183	15,372	1,773	12/19/2013	2009
East West Commons:
Austell, GA	13,000	10,094	16,034	3,844	29,972	2,251	9/30/2014	2002
Emerald Place:
Greenwood, SC	6,250	2,042	9,942	—	11,984	1,471	6/28/2013	2012
Evergreen Marketplace:
Evergreen Park, IL	(h)	2,823	6,239	—	9,062	1,079	9/6/2013	2013
Family Center:
Riverdale, UT	(h)	21,716	29,454	(709)	50,461	4,391	2/28/2014	2008
Family Dollar:
Adelanto, GA	(h)	463	1,711	—	2,174	185	11/14/2014	2014
Aguila, AZ	(h)	129	1,290	—	1,419	128	2/13/2015	2014
Albany, GA	—	347	925	—	1,272	101	11/7/2014	2014
Apple Springs, TX	—	91	804	—	895	89	11/14/2014	2014
Arkadelphia, AR	(h)	113	738	—	851	75	2/12/2015	2014
Auburn, ME	(h)	217	1,261	—	1,478	140	4/15/2015	2014
Bagley, MN	(h)	95	1,114	—	1,209	142	6/27/2014	2014
Benavides, TX	(h)	27	1,065	—	1,092	148	2/26/2014	2013
Berry, AL	—	122	880	—	1,002	98	11/14/2014	2014
Bessemer, AL	(h)	201	1,043	—	1,244	140	12/27/2013	2013
Broadway, VA	—	213	1,153	—	1,366	132	11/7/2014	2014
Birmingham, AL	(h)	500	831	—	1,331	114	12/27/2013	2013
Brooksville, FL	(h)	206	791	—	997	107	12/18/2013	2013
Cascade, ID	(h)	267	1,147	—	1,414	140	2/4/2014	2013
Cass Lake, MN	(h)	157	1,107	—	1,264	141	6/27/2014	2013
Cathedral City, CA	(h)	658	1,908	—	2,566	215	9/19/2014	2014
Charlotte, TX	(h)	118	970	—	1,088	136	2/26/2014	2014

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2018	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Family Dollar (continued):
Cheyenne, WY	(h)	$148	$986	$—	$1,134	$124	4/23/2014	2014
Coachella, CA	(h)	450	1,634	—	2,084	208	2/19/2014	2013
Colmesneil, TX	(h)	172	858	—	1,030	105	2/4/2014	2013
Comanche, TX	(h)	176	1,145	—	1,321	133	8/6/2014	2014
Cordes Lakes, AZ	(h)	380	1,421	—	1,801	156	9/19/2014	2014
Davenport, FL	(h)	298	964	—	1,262	104	12/5/2014	2014
Davenport, IA	(h)	167	918	—	1,085	101	11/25/2014	2014
Dawson, TX	$—	41	799	—	840	89	11/14/2014	2014
Deadwood, SD	(h)	132	1,139	—	1,271	128	9/18/2014	2014
Des Moines, IA	(h)	290	1,126	—	1,416	123	11/25/2014	2014
East Millinocket, ME	(h)	161	1,004	—	1,165	121	2/26/2015	2014
Eden, TX	(h)	82	903	—	985	118	2/26/2014	2013
Elizabethtown, NY	(h)	107	671	—	778	83	1/31/2014	2008
Eloy, AZ	(h)	86	1,587	—	1,673	170	10/24/2014	2014
Empire, CA	(h)	239	1,527	—	1,766	181	6/27/2014	2014
Erwinville, LA	(h)	146	765	—	911	76	7/7/2015	2015
Evans, CO	(h)	201	817	—	1,018	91	9/29/2014	2014
Findlay, OH	(h)	326	1,271	—	1,597	173	2/26/2014	2013
Ft. Lauderdale, FL	(h)	443	1,361	—	1,804	175	12/18/2013	2013
Fort Thomas, AZ	(h)	49	1,173	—	1,222	146	2/26/2014	2013
Fort Worth, TX	(h)	532	1,346	—	1,878	153	9/5/2014	2014
Franklin, NH	(h)	307	1,214	—	1,521	117	10/15/2015	2014
Frederica, DE	(h)	392	1,164	—	1,556	113	3/6/2015	2014
Fresno, CA	(h)	488	1,553	—	2,041	200	2/19/2014	2013
Garrison, TX	(h)	61	1,306	—	1,367	136	12/18/2014	2014
Georgetown, KY	(h)	607	905	—	1,512	101	11/21/2014	2014
Gering, NE	(h)	244	913	—	1,157	106	9/26/2014	2014
Greene, ME	(h)	251	940	—	1,191	112	3/25/2015	2014
Greenwood, WI	(h)	154	920	—	1,074	109	6/27/2014	2013
Hawkins, TX	(h)	49	1,288	—	1,337	147	9/5/2014	2014
Hempstead, TX	(h)	219	943	—	1,162	99	12/18/2014	2014
Hettinger, ND	(h)	214	1,077	—	1,291	148	2/26/2014	2013
Hodgenville, KY	(h)	202	783	—	985	91	9/19/2014	2014
Holtville, CA	(h)	317	1,609	—	1,926	205	2/19/2014	2013
Homestead, FL	(h)	325	1,001	—	1,326	107	12/12/2014	2014
Homosassa, FL	(h)	575	1,470	—	2,045	122	12/9/2015	2014
Immokalee, FL	(h)	458	1,248	—	1,706	142	11/4/2014	2014
Indio, CA	(h)	393	1,636	—	2,029	194	6/25/2014	2014
Irvington, AL	(h)	217	814	—	1,031	112	12/27/2013	2013
Jacksonville, FL	—	134	1,157	—	1,291	126	11/7/2014	2014

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2018	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Family Dollar (continued):
Jay, FL	(h)	$190	$1,002	$—	$1,192	$139	2/25/2014	2013
Jonesboro, GA	(h)	297	1,098	—	1,395	143	2/14/2014	2013
Keller, TX	(h)	749	1,550	—	2,299	192	4/14/2014	2014
Kersey, CO	(h)	238	904	—	1,142	112	5/29/2014	2014
Kiowa, OK	(h)	193	947	—	1,140	110	9/5/2014	2014
Kissimmee, FL	(h)	622	1,226	—	1,848	145	8/27/2014	2014
La Salle, CO	(h)	239	890	—	1,129	99	11/4/2014	2013
LaBelle, FL	(h)	268	1,037	—	1,305	141	2/28/2014	2014
Lake Elsinor, CA	(h)	417	1,682	—	2,099	210	3/3/2014	2013
Lakeland, FL	(h)	353	937	—	1,290	116	6/30/2014	2014
Laredo, TX	(h)	302	1,039	—	1,341	117	10/3/2014	2013
Levelland, TX	(h)	264	952	—	1,216	110	9/30/2014	2014
Little Rock, CA	(h)	499	1,730	—	2,229	176	2/19/2015	2014
Lorain, OH	(h)	320	995	—	1,315	122	6/27/2014	2014
Louisville, KY	(h)	578	919	—	1,497	119	3/26/2014	2013
Louisville, KY	(h)	480	934	—	1,414	115	6/4/2014	2014
Mansfield, TX	(h)	849	1,189	—	2,038	155	2/26/2014	2013
Melbourne, FL	(h)	362	883	—	1,245	115	2/28/2014	2014
Mertzon, TX	(h)	149	995	—	1,144	124	9/19/2014	2014
Mesa, AZ	(h)	627	1,468	—	2,095	179	3/31/2014	2014
Miami, FL	(h)	584	1,490	—	2,074	144	2/25/2015	2014
Milo, ME	(h)	138	1,122	—	1,260	130	3/19/2015	2014
Monroe, UT	$—	272	985	—	1,257	110	10/24/2014	2013
Moore Haven, FL	(h)	348	1,016	—	1,364	132	5/29/2014	2014
Moulton, TX	(h)	102	973	—	1,075	136	2/26/2014	2014
Naubinway, MI	(h)	47	1,180	—	1,227	144	2/4/2014	2013
New Summerfield, TX	(h)	230	851	—	1,081	104	6/6/2014	2014
Nicholasville, KY	(h)	464	826	—	1,290	107	3/26/2014	2013
North Charleston, SC	—	386	997	—	1,383	109	11/14/2014	2014
Omaha, NE	(h)	86	1,427	—	1,513	143	3/2/2015	2014
Ordway, CO	(h)	81	993	—	1,074	112	10/30/2014	2014
Oshkosh, WI	(h)	361	815	—	1,176	107	2/25/2014	2013
Ossineke, MI	(h)	85	898	—	983	108	3/14/2014	2014
Palmdale, CA	(h)	372	1,822	—	2,194	180	3/30/2015	2014
Penitas, TX	(h)	182	1,053	—	1,235	135	3/26/2014	2014
Pensacola, FL	(h)	509	791	—	1,300	104	3/27/2014	2014
Pine Lake, GA	(h)	639	897	—	1,536	108	8/26/2014	2014
Pittsfield, ME	(h)	334	1,258	—	1,592	130	8/12/2015	2014
Plainview, NE	(h)	112	774	—	886	100	4/25/2014	2014
Poinciana, FL	(h)	501	1,186	—	1,687	135	9/19/2014	2014
Pojoaque, NM	(h)	545	909	41	1,495	105	8/25/2014	2013
Posen, MI	(h)	101	896	—	997	107	3/14/2014	2014
Preston, MN	(h)	161	1,159	—	1,320	147	6/27/2014	2014

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2018	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Family Dollar (continued):
Punta Gorda, FL	(h)	$345	$1,018	$—	$1,363	$83	12/17/2015	2014
Radium Springs, NM	(h)	129	1,086	—	1,215	141	2/26/2014	2013
Ramah, NM	(h)	217	1,105	—	1,322	135	2/4/2014	2013
Rex, GA	$—	294	1,393	—	1,687	151	11/7/2014	2014
Richmond, ME	(h)	252	1,026	—	1,278	120	3/25/2015	2014
Riverside, CA	(h)	736	1,558	—	2,294	192	4/4/2014	2014
Robert Lee, TX	(h)	94	904	—	998	118	2/26/2014	2014
Rushford, MN	(h)	163	844	—	1,007	112	6/27/2014	2014
Saginaw, MI	(h)	240	956	—	1,196	108	10/30/2014	2014
San Antonio, TX	—	421	951	—	1,372	113	11/14/2014	2014
San Jacinto, CA	(h)	430	1,682	—	2,112	195	7/18/2014	2014
Schuyler, NE	(h)	260	708	—	968	90	5/5/2014	2014
Shreveport, LA	(h)	406	978	—	1,384	121	5/29/2014	2014
Shreveport, LA	(h)	272	1,113	—	1,385	132	7/22/2014	2014
Shreveport, LA	(h)	423	1,099	—	1,522	122	10/8/2014	2014
South Paris, ME	(h)	173	1,240	—	1,413	144	2/25/2015	2014
Spring Hill, FL	(h)	278	1,249	—	1,527	100	12/4/2015	2015
Spurger, TX	(h)	86	905	—	991	106	9/18/2014	2014
Statesboro, GA	(h)	347	800	—	1,147	107	2/14/2014	2013
Sterling City, TX	(h)	78	889	—	967	117	2/26/2014	2013
Stockton, CA	(h)	202	1,817	—	2,019	203	9/19/2014	2014
Taft, CA	(h)	255	1,422	—	1,677	200	8/23/2013	2013
Tampa, FL	(h)	563	737	—	1,300	101	12/18/2013	2013
Tampa, FL	(h)	482	920	—	1,402	124	12/18/2013	2013
Tampa, FL	(h)	568	1,137	—	1,705	141	7/2/2014	2014
Terra Bella, CA	(h)	332	1,394	—	1,726	178	2/19/2014	2013
Topeka, KS	(h)	419	1,327	—	1,746	165	4/17/2014	2014
Tucson, AZ	(h)	399	1,599	—	1,998	166	1/27/2015	2014
Tyler, MN	(h)	73	895	—	968	117	6/27/2014	2014
Tuscaloosa, AL	(h)	534	817	—	1,351	113	12/27/2013	2013
Valdosta, GA	(h)	424	849	—	1,273	111	2/26/2014	2014
Vine Grove, KY	(h)	205	966	—	1,171	101	2/13/2015	2014
Waelder, TX	(h)	136	788	—	924	98	6/4/2014	2014
Waldoboro, ME	(h)	211	1,123	—	1,334	103	1/13/2016	2015
Wayne, OK	(h)	37	937	—	974	115	6/27/2014	2014
Wild Rose, WI	(h)	133	866	—	999	103	6/27/2014	2013
Fleet Pride:
Birmingham, AL	(h)	376	2,607	—	2,983	311	8/3/2015	2014
Flower Foods:
Orlando, FL	(h)	418	387	—	805	44	9/11/2014	2013
Waldorf, MD	(h)	398	1,045	—	1,443	132	9/11/2014	2013
Food 4 Less:
Atwater, CA	(h)	1,383	5,271	4	6,658	769	11/27/2013	2002

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2018	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Fountain Square:
Brookfield, WI	$—	$6,508	$28,634	$—	$35,142	$1,827	1/17/2017	2006
Fourth Creek Landing:
Statesville, NC	5,700	1,375	7,795	—	9,170	1,543	3/26/2013	2012
Fresenius Medical Care:
West Plains, MI	(h)	557	3,097	—	3,654	359	7/2/2014	2014
Fresh Market Center:
Glen Ellyn, IL	4,750	2,767	6,403	(1,863)	7,307	—	9/30/2014	2014
Fresh Thyme:
Indianapolis, IN	(h)	1,087	6,019	—	7,106	738	10/31/2014	2014
Northville, MI	(h)	1,598	7,796	—	9,394	660	12/21/2015	2015
Fresh Thyme & DSW:
Fort Wayne, IN	—	1,740	4,153	612	6,505	550	9/30/2014	1985
Gabe’s Hobby Lobby:
Harrisonburg, VA	(h)	2,796	7,637	—	10,433	546	9/19/2016	1972
Giant Eagle:
Seven Fields, PA	7,530	1,574	13,659	—	15,233	1,637	5/7/2014	2005
Gold's Gym:
Corpus Christi, TX	(h)	1,498	6,346	—	7,844	996	3/6/2013	2006
Golden Corral:
Garland, TX	(h)	1,255	2,435	—	3,690	414	9/21/2012	2012
Houston, TX	(h)	1,375	2,350	—	3,725	388	12/12/2012	2012
Victoria, TX	(h)	673	2,857	—	3,530	330	6/27/2014	2013
Goodyear:
Pooler, GA	(h)	569	1,484	—	2,053	238	6/18/2013	2008
Harbor Town Center:
Manitowoc, WI	9,750	3,568	13,209	(1,884)	14,893	—	4/24/2015	2005
Harps Foods:
Gentry, AR	—	224	2,680	—	2,904	104	10/12/2017	1994
Green Forest, AR	—	96	3,163	—	3,259	98	12/14/2017	2017
Lincoln, AR	—	329	3,668	—	3,997	159	7/6/2017	2017
Noel, MO	—	78	885	—	963	34	9/7/2017	2014
Pocahontas, AR	—	557	3,379	—	3,936	174	4/13/2017	2016
Vilonia, AR	—	406	4,028	—	4,434	204	3/20/2017	2016
Haverty Furniture:
Midland, TX	(h)	709	1,294	—	2,003	280	8/7/2013	2012
HEB Center:
Waxahachie, TX	7,000	3,465	7,952	273	11,690	1,401	6/27/2012	1997
Hickory Flat Commons:
Canton, GA	9,850	4,482	13,174	164	17,820	2,221	12/18/2012	2008

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2018	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Hobby Lobby:
Burlington, IA	(h)	$629	$1,890	$—	$2,519	$176	7/30/2015	1988
Dickson City, PA	$—	1,113	7,946	(1,728)	7,331	166	6/30/2014	2013
Lewisville, TX	(h)	2,184	8,977	—	11,161	1,264	11/26/2013	2013
Mooresville, NC	(h)	869	4,249	—	5,118	907	11/30/2012	2012
Home Depot:
Lincoln, NE	(h)	6,339	5,937	—	12,276	513	10/22/2015	1993
North Canton, OH	7,234	2,203	12,012	—	14,215	1,958	12/20/2012	1998
Plainwell, MI	(h)	521	11,905	—	12,426	1,705	5/16/2013	2002
IHOP:
Rio Rancho, NM	(h)	599	2,314	—	2,913	277	3/28/2014	2011
Inglewood Plaza:
Inglewood, CA	12,700	9,880	14,099	—	23,979	1,638	9/12/2014	2008
Jewel-Osco
Plainfield, IL	(h)	2,107	9,044	—	11,151	34	11/14/2018	2001
Kirklands:
Dothan, AL	(h)	486	946	—	1,432	145	8/5/2014	2014
Jonesboro, AR	(h)	696	1,990	—	2,686	305	11/27/2012	2012
Kohl’s:
Cedar Falls, IA	(h)	1,600	5,796	406	7,802	949	12/7/2012	2001
Chartlottesville, VA	8,745	3,929	12,280	—	16,209	1,420	7/28/2014	2011
Easton, MD	(h)	2,962	2,661	—	5,623	202	12/2/2015	1992
Hutchinson, KS	(h)	3,290	—	—	3,290	—	10/19/2012	0
Kroger:
Shelton, WA	(h)	1,180	11,040	7	12,227	1,509	4/30/2014	1994
Whitehall, OH	4,066	581	6,628	224	7,433	971	12/16/2013	1994
Kum & Go:
Bentonville, AR	(h)	916	1,864	—	2,780	276	5/3/2013	2011
Conway, AR	(h)	510	2,577	—	3,087	297	6/13/2014	2014
Fairfield, IA	(h)	422	1,913	—	2,335	285	5/3/2013	2011
Mount Vernon, MO	(h)	708	1,756	—	2,464	261	5/3/2013	2010
Urbandale, IA	(h)	722	1,658	—	2,380	248	5/3/2013	2010
LA Fitness:
Bloomfield Township, MI	(h)	2,287	10,075	—	12,362	1,573	6/21/2013	2008
Columbus, OH	(h)	1,013	6,734	—	7,747	688	4/29/2015	2014
Garland, TX	(h)	2,005	6,861	—	8,866	907	12/20/2013	2013
Houston, TX	(h)	5,764	5,994	—	11,758	843	9/30/2013	2013
Mesa, AZ	(h)	1,353	7,730	20	9,103	1,222	5/8/2013	2010
New Lenox, IL	(h)	1,965	6,257	—	8,222	497	12/21/2015	2015
Ocoee, FL	(h)	1,173	6,876	231	8,280	1,029	8/8/2013	2008
Riverside, CA	(h)	2,557	9,951	—	12,508	1,440	8/2/2013	2010
Lafayette Pavilions:
Lafayette, IN	(h)	7,632	42,497	6,057	56,186	5,416	2/6/2015	2006

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried At	Accumulated
			Fixtures and	Adjustment	December 31, 2018	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Logan’s Roadhouse:
Bristol, VA	(h)	$991	$2,560	$—	$3,551	$424	1/29/2013	2001
Fort Wayne, IN	(h)	868	2,698	—	3,566	323	3/28/2014	2002
Lancaster, TX	(h)	1,203	1,620	—	2,823	273	10/23/2012	2011
Martinsburg, WV	(h)	925	2,183	—	3,108	289	10/29/2013	2010
Opelika, AL	(h)	836	1,508	—	2,344	257	10/23/2012	2005
Sanford, FL	(h)	1,031	1,807	—	2,838	306	10/23/2012	1999
Troy, OH	(h)	992	1,577	(1,383)	1,186	46	10/23/2012	2011
Longhorn Steakhouse:
Chesterfield, VA	$—	2,695	—	—	2,695	—	5/23/2013	2009
Lord Salisbury Center:
Salisbury, MD	(h)	6,949	12,179	—	19,128	1,426	3/11/2016	2005
Lowe’s:
Adrian, MI	(h)	2,604	5,036	30	7,670	922	9/27/2013	1996
Alpharetta, GA	12,300	7,979	9,630	403	18,012	1,022	5/29/2015	1998
Asheboro, NC	(h)	1,098	6,722	—	7,820	824	6/23/2014	1994
Cincinnati, OH	(h)	14,092	—	—	14,092	—	2/10/2014	2001
Columbia, SC	5,964	3,943	6,353	750	11,046	1,058	9/12/2013	1994
Covington, LA	5,648	10,233	—	—	10,233	—	8/20/2014	2002
Hilliard, OH	7,859	5,474	6,288	20	11,782	679	8/5/2015	1994
Lilburn, GA	12,500	8,817	9,380	385	18,582	990	5/29/2015	1999
Mansfield, OH	(h)	873	8,256	26	9,155	1,033	6/12/2014	1992
Marietta, GA	11,000	7,471	8,404	392	16,267	900	5/29/2015	1997
Oxford, AL	(h)	1,668	7,622	369	9,659	1,324	6/28/2013	1999
Tuscaloosa, AL	(h)	4,908	4,786	9	9,703	712	10/29/2013	1993
Woodstock, GA	11,200	7,316	8,879	392	16,587	949	5/29/2015	1997
Zanesville, OH	(h)	2,161	8,375	298	10,834	1,159	12/11/2013	1995
Market Heights Shopping Center:
Harker Heights, TX	47,000	12,888	64,105	641	77,634	10,214	11/25/2013	2012
Marketplace at the Lakes:
West Covina, CA	11,300	10,020	8,664	12	18,696	2,403	9/30/2013	1994
Matteson Center:
Matteson, IL	—	1,243	17,427	(2,736)	15,934	—	11/22/2013	2003
Mattress Firm:
Ashtabula, OH	—	301	1,965	—	2,266	159	3/23/2016	2015
Augusta, ME	(h)	723	1,354	—	2,077	195	5/30/2014	2013
Brunswick, GA	(h)	343	1,040	—	1,383	157	8/29/2013	2012
Cincinnati, OH	(h)	323	966	—	1,289	115	7/17/2014	2013
Huber Heights, OH	(h)	854	903	—	1,757	111	6/20/2014	2014
Jonesboro, AR	(h)	729	1,194	—	1,923	252	10/5/2012	2012
Lakeland, FL	(h)	259	1,107	—	1,366	144	7/16/2014	2014
Martinsville, VA	(h)	259	1,510	—	1,769	154	9/17/2015	2014
Middletown, OH	(h)	142	1,384	—	1,526	128	8/6/2015	2015
New Bern, NC	(h)	340	1,436	—	1,776	164	9/25/2014	2014
Pineville, NC	(h)	1,557	1,198	—	2,755	226	10/29/2012	2012

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried At	Accumulated
			Fixtures and	Adjustment	December 31, 2018	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Mattress Firm (continued):
Port Charlotte, FL	(h)	$382	$1,211	$—	$1,593	$143	8/1/2014	2014
Thomasville, GA	(h)	694	1,469	—	2,163	117	12/18/2015	2015
Mattress Firm & Aspen Dental:
Vienna, WV	$—	774	2,466	—	3,240	356	9/15/2014	2014
Mattress Firm & Five Guys:
Muskegon, MI	(h)	813	1,766	—	2,579	205	8/29/2014	2014
McAlister’s Deli:
Lawton, OK	(h)	805	1,057	—	1,862	136	5/1/2014	2013
Port Arthur, TX	(h)	379	1,146	—	1,525	166	3/27/2014	2007
McGowin Park:
Mobile, AL	42,765	2,243	69,357	—	71,600	3,775	4/26/2017	2016
Melody Mountain:
Ashland, KY	7,376	1,286	9,879	—	11,165	871	9/1/2015	2013
Men’s Wearhouse:
Ft. Wayne, IN	(h)	421	2,125	78	2,624	154	8/19/2016	2005
Merchants Tire & Auto:
Wake Forest, NC	(h)	782	1,730	—	2,512	150	9/1/2015	2005
Michael’s:
Bowling Green, KY	(h)	587	1,992	—	2,579	378	11/20/2012	2012
Mister Car Wash:
Athens, AL	—	383	1,150	—	1,533	43	9/12/2017	2008
Decatur, AL	—	257	559	—	816	23	9/12/2017	2005
Decatur, AL	—	486	1,253	—	1,739	54	9/12/2017	2014
Decatur, AL	—	359	1,152	—	1,511	49	9/12/2017	2007
Hartselle, AL	—	360	569	—	929	24	9/12/2017	2007
Madison, AL	—	562	1,139	—	1,701	49	9/12/2017	2012
Morganton Heights:
Morganton, NC	22,800	7,032	29,763	30	36,825	4,393	4/29/2015	2013
National Tire & Battery:
Cedar Hill, TX	(h)	469	1,951	—	2,420	302	12/18/2012	2006
Cypress, TX	(h)	910	2,224	—	3,134	207	9/1/2015	2005
Flower Mound, TX	(h)	779	2,449	—	3,228	218	9/1/2015	2005
Fort Worth, TX	(h)	936	1,234	—	2,170	176	8/23/2013	2005
Fort Worth, TX	—	730	2,309	—	3,039	206	9/1/2015	2005
Frisco, TX	(h)	844	1,608	—	2,452	228	8/23/2013	2007
Montgomery, IL	(h)	516	2,494	—	3,010	387	1/15/2013	2007
North Richland Hills, TX	(h)	513	2,579	—	3,092	236	9/1/2015	2005
Pasadena, TX	(h)	908	2,307	—	3,215	214	9/1/2015	2005
Pearland, TX	(h)	1,016	2,040	—	3,056	185	9/1/2015	2005
Plano, TX	(h)	1,292	2,197	—	3,489	199	9/1/2015	2005
Tomball, TX	(h)	838	2,229	—	3,067	201	9/1/2015	2005
Native Wings:
San Antonio, TX	(h)	821	2,682	—	3,503	318	8/4/2014	2014

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company				Gross Amount at
			Buildings,	Total		Which Carried At	Accumulated
			Fixtures and	Adjustment		December 31, 2018	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)		(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Natural Grocers:
Denton, TX	(h)	$1,326	$3,134	$—		$4,460	$455	7/24/2013	2012
Idaho Falls, ID	(h)	833	2,316	—		3,149	299	2/14/2014	2013
Lubbock, TX	(h)	1,093	3,621	—		4,714	532	4/22/2013	2013
Nordstrom Rack:
Tampa, FL	$6,880	3,371	6,402	(980)		8,793	317	4/16/2012	2010
North Logan Commons:
Loganville, GA	—	4,535	11,826	28		16,389	1,124	9/22/2016	2009
Northwest Plaza:
Tampa, FL	—	1,816	4,834	(6,650)	(i)	—	—	8/20/2015	1994
O’Reilly Auto Parts:
Brownfield, TX	(h)	22	835	—		857	148	5/8/2012	2012
Clayton, GA	(h)	501	945	—		1,446	72	1/29/2016	2015
Columbus, TX	(h)	260	757	—		1,017	127	5/8/2012	2011
Lamesa, TX	(h)	64	608	—		672	63	12/10/2014	2006
Stanley, ND	(h)	323	662	—		985	74	8/8/2014	2014
Owensboro Towne Center:
Owensboro, KY	14,027	3,807	16,259	788		20,854	1,450	1/12/2016	1996
Park Place:
Enterprise, AL	6,505	931	8,595	—		9,526	1,203	8/30/2013	2012
Parkway Centre South:
Grove City, OH	14,250	7,027	18,223	(2,893)		22,357	—	7/15/2016	2005
Pecanland Plaza:
Monroe, LA	(h)	2,206	18,957	(2,410)		18,753	—	10/13/2015	2008
Pep Boys:
Clermont, FL	(h)	799	1,993	—		2,792	301	6/26/2013	2013
Oviedo, FL	(h)	669	2,172	—		2,841	312	10/4/2013	2013
PetSmart:
Baton Rouge, LA	2,509	651	2,968	113		3,732	568	10/11/2012	1999
Commerce Township, MI	(h)	539	1,960	—		2,499	385	3/28/2013	1996
East Peoria, IL	(h)	997	3,345	—		4,342	374	11/7/2014	2007
Eden Prairie, MN	(h)	1,279	2,030	—		3,309	306	10/1/2013	2007
Edmond, OK	(h)	816	3,266	—		4,082	518	1/23/2013	1998
North Fayette Township, PA	(h)	1,615	1,503	—		3,118	254	6/7/2013	1997
Overland Park, KS	(h)	2,025	2,181	—		4,206	309	10/1/2013	1996
Taylor, MI	(h)	331	2,438	—		2,769	456	6/7/2013	1997
Tucson, AZ	(h)	1,114	2,771	98		3,983	460	11/8/2013	2000
Wilkesboro, NC	(h)	447	1,710	—		2,157	309	4/13/2012	2011
PetSmart/Old Navy:
Reynoldsburg, OH	3,658	1,295	4,077	—		5,372	737	12/14/2012	2012

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried At	Accumulated
			Fixtures and	Adjustment	December 31, 2018	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Pick ’n Save:
Pewaukee, WI	(h)	$1,323	$6,761	$—	$8,084	$894	8/13/2014	1999
Sheboygan, WI	(h)	2,003	10,695	—	12,698	1,777	9/6/2012	2012
South Milwaukee, WI	(h)	1,126	5,706	—	6,832	760	11/6/2013	2005
Plainfield Plaza:
Plainfield, IL	(h)	3,167	14,788	(2,385)	15,570	—	12/3/2015	2002
Plaza San Mateo:
Albuquerque, NM	$6,950	2,867	11,582	(1,913)	12,536	—	5/2/2014	2014
Popeyes:
Independence, MO	(h)	333	680	—	1,013	80	6/27/2014	2005
Poplar Springs Plaza:
Duncan, SC	5,000	1,862	5,277	478	7,617	924	5/24/2013	1995
Price Chopper:
Gardner, MA	(h)	858	12,171	—	13,029	1,346	9/26/2014	2012
Quick Chek:
Kingston, NY	(h)	831	5,783	—	6,614	832	5/31/2013	2008
Lake Katrine, NY	(h)	1,507	4,569	—	6,076	643	5/31/2013	2008
Middletown, NY	(h)	1,335	5,732	—	7,067	824	5/31/2013	2008
Middletown, NY	(h)	1,297	5,963	—	7,260	856	5/31/2013	2009
Middletown, NY	(h)	1,437	4,656	—	6,093	673	5/31/2013	2007
Sagerties, NY	(h)	1,242	5,372	—	6,614	774	5/31/2013	2009
Raising Cane’s:
Beaumont, TX	(h)	839	1,288	—	2,127	155	7/31/2014	2013
Phoenix, AZ	(h)	761	1,972	—	2,733	236	3/28/2014	2011
Wichita Falls, TX	(h)	426	1,947	—	2,373	232	4/30/2014	2013
Rite Aid:
Columbia, SC	(h)	854	2,281	—	3,135	310	12/3/2013	2008
Jenison, MI	(h)	438	1,491	—	1,929	192	6/23/2014	1996
Rocky River Promenade:
Mooresville, NC	3,989	2,446	3,159	—	5,605	381	8/18/2014	2008
Rolling Acres Plaza:
Lady Lake, FL	21,930	7,540	26,839	(4,093)	30,286	—	9/1/2016	2005
Ross:
Fort Worth, TX	(h)	1,273	3,157	—	4,430	556	10/4/2012	1977
Rushmore Crossing:
Rapid City, SD	23,067	7,066	33,019	229	40,314	5,589	1/2/2014	2012
Rapid City, SD	(h)	883	4,128	—	5,011	776	1/2/2014	2012
Sherwin-Williams:
Macon, GA	(h)	59	659	—	718	64	4/16/2015	2015
Shippensburg Market Place:
Shippensburg, PA	(h)	1,917	9,263	(2,600)	8,580	—	9/18/2014	2002

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2018	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Shopko:
Ballard, UT	(h)	$334	$2,865	$—	$3,199	$216	3/4/2016	2015
Broken Bow, NE	(h)	244	1,733	—	1,977	231	6/19/2014	2007
Cherokee, IA	(h)	217	3,326	—	3,543	264	12/23/2015	2015
Cokato, MN	(h)	358	3,229	—	3,587	277	12/23/2015	2015
Valentine, NE	(h)	395	3,549	—	3,944	475	6/30/2014	2014
Webster City, IA	(h)	656	2,868	—	3,524	216	2/17/2016	2015
Shoppes at Lake Andrew:
Melbourne, FL	(h)	3,924	16,840	21	20,785	2,539	12/31/2013	2003
Shoppes at Stroud:
Stroud Township, PA	(h)	3,754	22,614	(2,620)	23,748	—	10/29/2014	2007
Sleepy’s:
Burlington, NC	(h)	393	1,648	—	2,041	159	3/31/2015	2014
Joliet, IL	(h)	287	1,552	—	1,839	152	2/27/2015	2014
Southwest Plaza:
Springfield, IL	(h)	2,992	48,935	(10,543)	41,384	—	9/18/2014	2003
Spinx:
Simpsonville, SC	(h)	591	969	—	1,560	145	1/24/2013	2012
Springfield Commons:
Springfield, OH	$11,250	3,745	15,049	187	18,981	1,635	5/5/2015	1995
Sprouts:
Bixby, OK	(h)	1,320	7,117	—	8,437	1,000	7/26/2013	2013
Staples:
Plainfield, IN	(h)	400	2,099	—	2,499	221	2/26/2015	2014
Stoneridge Village:
Jefferson City, MO	6,500	1,830	9,351	—	11,181	1,321	6/30/2014	2012
Stop & Shop:
Brockton, MA	11,241	4,259	13,285	—	17,544	1,477	7/27/2015	2003
Stripes:
Brownsville, TX	(h)	210	2,386	—	2,596	445	8/30/2012	2007
Brownwood, TX	(h)	484	3,086	—	3,570	555	8/30/2012	2005
McAllen, TX	(h)	604	1,909	—	2,513	413	8/30/2012	2007
Midland, TX	(h)	620	5,551	—	6,171	924	8/30/2012	2002
Odessa, TX	(h)	569	4,940	—	5,509	818	8/30/2012	1998
Summerfield Crossing:
Riverview, FL	7,310	6,130	6,753	—	12,883	1,022	7/12/2013	2013
Sunbelt Rentals:
Canton, OH	(h)	147	1,679	—	1,826	299	10/24/2013	2013
Houston, TX	(h)	535	1,664	—	2,199	202	3/31/2014	2000
Sunoco:
Cocoa, FL	(h)	625	1,062	—	1,687	153	4/12/2013	1987
Mangonia Park, FL	(h)	689	600	—	1,289	86	4/12/2013	1999
Merritt Island, FL	(h)	610	1,123	—	1,733	161	4/12/2013	1986
Palm Beach Gardens, FL	(h)	1,050	2,667	—	3,717	381	4/12/2013	2009

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2018	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Sunoco (continued):
Palm City, FL	(h)	$667	$1,698	$—	$2,365	$244	4/12/2013	2011
Palm Springs, FL	(h)	580	1,907	—	2,487	273	4/12/2013	2011
Sebastian, FL	(h)	490	2,128	—	2,618	305	4/12/2013	2009
Titusville, FL	(h)	626	2,534	—	3,160	363	4/12/2013	2009
West Palm Beach, FL	(h)	637	443	—	1,080	64	4/12/2013	1977
Sutters Creek:
Rocky Mount, NC	$—	1,458	2,616	282	4,356	427	1/31/2014	2012
Target Center:
Columbia, SC	5,450	3,234	7,297	(1,026)	9,505	—	3/31/2014	2012
Terrell Mill Village:
Marietta, GA	7,500	3,079	11,185	—	14,264	1,606	1/31/2014	2012
TGI Friday’s:
Chesapeake, VA	(h)	1,217	1,388	—	2,605	168	6/27/2014	2003
Wilmington, DE	(h)	1,685	969	—	2,654	119	6/27/2014	1991
The Center at Hobbs Brook:
Sturbridge, MA	21,500	11,241	29,152	918	41,311	2,614	6/29/2016	1999
The Market at Clifty Crossing:
Columbus, IN	(h)	2,669	16,308	104	19,081	3,524	10/31/2014	1989
The Market at Polaris:
Columbus, OH	(h)	11,828	41,702	(14,124)	39,406	—	12/6/2013	2005
The Marquis:
Williamsburg, VA	8,556	2,615	11,406	—	14,021	1,980	9/21/2012	2007
The Plant:
San Jose, CA	123,000	67,596	108,203	401	176,200	18,402	4/15/2013	2008
The Ridge at Turtle Creek:
Hattiesburg, MS	9,900	2,749	12,434	(2,974)	12,209	—	2/27/2015	2011
Tilted Kilt:
Killeen, TX	(h)	1,378	1,508	—	2,886	175	7/29/2014	2010
Tire Kingdom:
Bluffton, SC	(h)	645	1,688	—	2,333	146	9/1/2015	2005
Summerville, SC	(h)	1,208	1,233	—	2,441	111	9/1/2015	2005
Tarpon Springs, FL	(h)	427	1,458	—	1,885	231	11/30/2012	2003
Tire Kingdom & Starbucks:
Mount Pleasant, SC	2,400	1,291	3,149	(502)	3,938	—	9/1/2015	2005
TJ Maxx/Dollar Tree:
Oxford, OH	(h)	641	2,673	90	3,404	497	5/20/2013	2013
Tractor Supply:
Ashland, VA	(h)	500	2,696	—	3,196	367	11/22/2013	2013
Augusta, KS	(h)	407	2,315	—	2,722	306	1/10/2014	2013
Cambridge, MN	(h)	807	1,272	—	2,079	259	5/14/2012	2012
Canon City, CO	(h)	597	2,527	—	3,124	387	11/30/2012	2012
Fortuna, CA	(h)	568	3,819	—	4,387	468	6/27/2014	2014

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2018	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Tractor Supply (continued):
Lumberton, NC	(h)	$611	$2,007	$—	$2,618	$323	5/24/2013	2013
Marion, IN	(h)	1,536	1,099	—	2,635	157	2/19/2014	2004
Monticello, FL	(h)	448	1,916	—	2,364	305	6/20/2013	2013
Newnan, GA	(h)	1,182	1,950	—	3,132	325	11/6/2012	2009
South Hill, VA	(h)	630	2,179	—	2,809	327	6/24/2013	2011
Spencer, WV	$1,659	455	2,188	—	2,643	384	11/20/2012	2012
Stuttgart, AR	1,543	47	2,519	—	2,566	381	4/5/2013	2013
Weaverville, NC	(h)	867	3,138	—	4,005	453	9/13/2013	2006
Woodward, OK	(h)	446	1,973	—	2,419	289	11/19/2013	2013
Trader Joe’s:
Asheville, NC	(h)	2,770	3,766	—	6,536	538	10/22/2013	2013
Columbia, SC	(h)	2,308	2,597	—	4,905	441	3/28/2013	2012
Wilmington, NC	(h)	2,016	2,519	—	4,535	463	6/27/2013	2012
Turfway Crossing:
Florence, KY	8,480	2,261	10,323	418	13,002	1,520	5/27/2014	2002
Ulta Salon:
Albany, GA	(h)	441	1,757	—	2,198	219	5/8/2014	2013
Greeley, CO	(h)	596	2,035	—	2,631	206	3/31/2015	2014
United Oil:
Alhambra, CA	2,032	3,026	751	—	3,777	81	9/30/2014	2005
Bellflower, CA	755	1,312	576	—	1,888	62	9/30/2014	1999
Bellflower, CA	(h)	1,246	788	—	2,034	85	9/30/2014	2001
Brea, CA	(h)	2,393	658	—	3,051	71	9/30/2014	1984
Burbank, CA	2,193	3,474	594	—	4,068	64	9/30/2014	2000
Burbank, CA	1,484	1,750	574	—	2,324	62	9/30/2014	1998
Chino, CA	1,167	1,449	730	—	2,179	79	9/30/2014	1984
Compton, CA	805	992	460	—	1,452	50	9/30/2014	2002
El Cajon, CA	(h)	1,533	568	—	2,101	61	9/30/2014	2008
El Cajon, CA	(h)	1,225	368	—	1,593	40	9/30/2014	2000
El Monte, CA	(h)	766	510	—	1,276	55	9/30/2014	1994
Escondido, CA	1,107	678	470	—	1,148	51	9/30/2014	1984
Escondido, CA	(h)	3,514	1,062	—	4,576	115	9/30/2014	2002
Fountain Valley, CA	1,459	1,809	806	—	2,615	87	9/30/2014	1999
Glendale, CA	(h)	4,871	795	—	5,666	86	9/30/2014	1999
Inglewood, CA	(h)	1,809	878	—	2,687	95	9/30/2014	1997
La Habra, CA	(h)	1,971	571	—	2,542	61	9/30/2014	2000
Lawndale, CA	(h)	1,462	862	—	2,324	93	9/30/2014	2001
Long Beach, CA	1,061	974	772	—	1,746	83	9/30/2014	2003
Long Beach, CA	(h)	2,778	883	—	3,661	95	9/30/2014	1972
Long Beach, CA	1,288	1,972	643	—	2,615	69	9/30/2014	2004
Los Angeles, CA	(h)	2,334	717	—	3,051	77	9/30/2014	2002
Los Angeles, CA	(h)	3,552	1,242	—	4,794	134	9/30/2014	2002
Los Angeles, CA	(h)	2,745	669	—	3,414	72	9/30/2014	1998

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2018	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
United Oil (continued):
Los Angeles, CA	$2,923	$3,823	$825	$—	$4,648	$89	9/30/2014	1997
Los Angeles, CA	(h)	3,930	428	—	4,358	46	9/30/2014	2005
Los Angeles, CA	1,590	1,710	905	—	2,615	98	9/30/2014	2002
Los Angeles, CA	(h)	1,927	1,484	—	3,411	160	9/30/2014	2007
Los Angeles, CA	(h)	2,182	701	—	2,883	76	9/30/2014	1964
Lynwood, CA	1,640	2,386	737	—	3,123	79	9/30/2014	2002
Menifee, CA	2,284	2,853	924	—	3,777	100	9/30/2014	1995
Monrovia, CA	1,660	2,365	686	—	3,051	74	9/30/2014	1996
Norco, CA	(h)	1,852	1,489	—	3,341	161	9/30/2014	1995
Norco, CA	1,424	1,869	891	—	2,760	96	9/30/2014	2005
North Hollywood, CA	2,998	4,663	858	—	5,521	92	9/30/2014	1999
Oceanside, CA	2,264	2,163	1,248	—	3,411	135	9/30/2014	2011
Paramount, CA	664	1,301	1,024	—	2,325	111	9/30/2014	1996
Pomona, CA	1,273	1,740	730	—	2,470	79	9/30/2014	1997
Poway, CA	(h)	3,072	705	—	3,777	76	9/30/2014	1960
San Diego, CA	(h)	2,977	1,448	—	4,425	156	9/30/2014	1984
San Diego, CA	(h)	1,877	883	—	2,760	95	9/30/2014	2006
San Diego, CA	3,038	1,215	841	—	2,056	91	9/30/2014	2010
San Diego, CA	(h)	1,824	382	—	2,206	42	9/30/2014	2006
San Pedro, CA	1,655	2,086	675	—	2,761	73	9/30/2014	2000
Santa Clarita, CA	(h)	4,787	733	—	5,520	79	9/30/2014	2001
Sun City, CA	(h)	1,136	1,421	—	2,557	153	9/30/2014	1984
Valley Center, CA	2,284	2,680	1,606	—	4,286	173	9/30/2014	2009
Van Nuys, CA	2,284	2,439	902	—	3,341	97	9/30/2014	2005
Van Nuys, CA	1,152	1,786	684	—	2,470	74	9/30/2014	1999
Van Nuys, CA	2,681	3,980	741	—	4,721	80	9/30/2014	2002
Vista, CA	(h)	2,063	334	—	2,397	36	9/30/2014	1986
Vista, CA	(h)	2,028	418	—	2,446	45	9/30/2014	2010
Whittier, CA	(h)	1,629	985	—	2,614	106	9/30/2014	1997
Wilmington, CA	1,680	1,615	1,145	—	2,760	123	9/30/2014	2002
Woodland Hills, CA	3,159	4,946	647	—	5,593	70	9/30/2014	2003
University Marketplace:
Marion, IN	4,050	850	6,722	121	7,693	1,339	3/22/2013	2012
Vacant:
Appleton, WI	(h)	895	1,026	—	1,921	97	11/18/2015	2015
Danville, VA	(h)	274	1,514	(1,062)	726	—	4/29/2014	2014
Georgetown, KY	—	1,048	1,452	(1,800)	700	—	6/11/2014	2004
Greenville, SC	(h)	672	1,737	(1,405)	1,004	21	6/27/2014	2004
Nampa, ID	(h)	449	2,213	—	2,662	278	3/31/2014	1972
St. Louis, MO	—	1,254	3,354	(3,409)	1,199	22	3/28/2014	1988
Waukesha, WI	(h)	3,408	12,918	—	16,326	1,402	9/29/2014	2007
Ventura Place:
Albuquerque, NM	(h)	5,203	7,998	72	13,273	940	4/29/2015	2008
Village at Hereford Farms:
Grovetown, GA	4,250	1,222	5,912	—	7,134	688	9/26/2014	2009

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2018	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Waite Park Center:
Waite Park, MN	$10,441	$2,576	$15,484	$—	$18,060	$883	12/29/2016	1992
Wal-Mart:
Anderson, SC	(h)	2,424	9,719	—	12,143	763	11/5/2015	2015
Florence, SC	(h)	2,013	9,225	—	11,238	721	11/5/2015	2015
Perry, GA	7,095	2,270	11,053	—	13,323	1,737	6/4/2013	1999
Summerville, SC	4,300	2,410	2,098	—	4,508	193	9/18/2015	2015
Tallahassee, FL	8,157	14,823	—	—	14,823	—	12/11/2012	2008
York, SC	(h)	1,913	11,410	—	13,323	1,782	6/4/2013	1998
Walgreens:
Andover, KS	(h)	630	3,057	9	3,696	469	10/18/2013	2001
Arkadelphia, AR	4,225	787	4,626	—	5,413	483	11/26/2014	2007
Austintown, OH	(h)	637	4,173	—	4,810	568	8/19/2013	2002
Bartlett, TN	4,150	1,086	4,321	—	5,407	473	11/26/2014	1997
Bartlett, TN	4,150	799	4,608	—	5,407	503	11/26/2014	2002
Birmingham, AL	(h)	985	4,938	—	5,923	718	4/9/2013	2012
Birmingham, AL	4,300	738	4,844	—	5,582	528	11/26/2014	2000
Blair, NE	2,466	335	3,544	—	3,879	603	4/18/2012	2008
Chicopee, MA	3,894	2,094	4,945	—	7,039	523	10/23/2014	2008
Colerain Township, OH	4,200	1,991	3,470	—	5,461	369	11/26/2014	1998
Connelly Springs, NC	(h)	1,349	3,628	—	4,977	506	8/27/2013	2012
Cullman, AL	3,542	1,292	3,779	—	5,071	573	2/22/2013	2012
Danville, VA	(h)	989	4,547	—	5,536	735	12/24/2012	2012
Dearborn Heights, MI	(h)	2,236	3,411	—	5,647	481	7/9/2013	2008
Decatur, AL	3,625	631	4,161	—	4,792	454	11/26/2014	2004
Dyersburg, TN	(h)	555	4,088	—	4,643	480	6/30/2014	2011
East Chicago, IN	(h)	331	5,242	—	5,573	576	8/8/2014	2005
Enterprise, AL	3,575	839	3,844	—	4,683	422	11/26/2014	2004
Evansville, IN	4,040	812	4,439	—	5,251	488	11/26/2014	2001
Florence, KY	4,125	1,086	4,206	—	5,292	446	11/26/2014	2005
Forrest City, AR	4,825	643	5,287	—	5,930	576	11/26/2014	2007
Fort Madison, IA	(h)	514	3,723	—	4,237	508	9/20/2013	2008
Franklin, TN	4,200	1,457	4,075	—	5,532	447	11/26/2014	2000
Fraser, MI	(h)	518	4,525	—	5,043	544	5/19/2014	2004
Hickory, NC	(h)	1,100	4,241	—	5,341	647	2/28/2013	2009
Hobart, IN	3,875	594	4,526	—	5,120	492	11/26/2014	1998
Huntsville, AL	3,273	1,931	2,457	—	4,388	394	3/15/2013	2001
Kannapolis, NC	3,966	1,480	5,031	—	6,511	718	6/12/2013	2012
Knoxville, TN	3,725	1,139	3,750	—	4,889	410	11/26/2014	1997
Las Vegas, NV	(h)	2,325	3,262	70	5,657	453	9/26/2013	1999
Lawton, OK	(h)	860	2,539	—	3,399	359	7/3/2013	1998
Little Rock, AR	(h)	548	4,676	—	5,224	533	6/30/2014	2011
Little Rock, AR	4,100	1,115	4,248	—	5,363	465	11/26/2014	2001
Lubbock, TX	(h)	565	3,257	102	3,924	517	10/11/2012	2000
Lubbock, TX	(h)	531	2,951	101	3,583	465	10/11/2012	1998

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2018	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Walgreens (continued):
Malvern, AR	$4,165	$1,007	$4,325	$—	$5,332	$452	11/26/2014	2006
Memphis, TN	3,775	776	4,166	—	4,942	455	11/26/2014	1999
Metropolis, IL	(h)	284	4,991	—	5,275	548	8/8/2014	2009
Michigan City, IN	3,200	567	3,615	—	4,182	401	11/26/2014	1999
Mobile, AL	(h)	1,603	3,161	—	4,764	425	11/7/2013	2013
Mount Washington, KY	4,125	545	4,825	—	5,370	525	11/26/2014	2005
Oakland, TN	3,750	689	4,226	—	4,915	459	11/26/2014	2005
Oklahoma City, OK	3,950	1,356	3,869	—	5,225	433	11/26/2014	1996
Olathe, KS	4,230	1,266	4,047	—	5,313	441	11/26/2014	1997
Phoenix, AZ	(h)	2,216	1,830	—	4,046	285	3/22/2013	2001
Pine Bluff, AR	(h)	248	5,229	—	5,477	713	9/17/2013	2012
Ralston, NE	4,265	967	4,620	—	5,587	504	11/26/2014	1999
River Falls, WI	5,200	634	5,137	—	5,771	555	11/26/2014	2007
Sacramento, CA	(h)	324	2,669	—	2,993	318	6/30/2014	2008
Sioux Falls, SD	3,625	1,138	3,784	—	4,922	416	11/26/2014	2007
Springdale, AR	(h)	1,172	4,509	—	5,681	599	10/7/2013	2012
Springfield, IL	(h)	830	3,619	—	4,449	617	5/14/2012	2007
St. Charles, MO	4,600	1,644	4,364	—	6,008	478	11/26/2014	1994
St. Louis, MO	4,600	1,432	4,556	—	5,988	499	11/26/2014	1999
St. Louis, MO	4,790	1,414	4,622	—	6,036	505	11/26/2014	1999
Suffolk, VA	(h)	1,261	3,461	—	4,722	620	5/14/2012	2007
Sun City, AZ	(h)	837	2,484	7	3,328	309	5/6/2014	2000
Tarboro, NC	(h)	755	3,634	—	4,389	408	8/22/2014	2014
Toledo, OH	4,325	1,993	3,445	—	5,438	383	11/26/2014	2001
Troy, OH	(h)	547	4,076	—	4,623	457	7/28/2014	2002
Tulsa, OK	3,350	1,078	3,453	—	4,531	381	11/26/2014	1993
Walgreens/KeyBank:
Newburgh, NY	5,000	3,280	5,441	—	8,721	720	9/16/2013	2010
Wallace Commons:
Salisbury, NC	7,590	3,265	8,058	—	11,323	1,271	12/21/2012	2009
Wallace Commons II:
Salisbury, NC	6,012	2,231	8,479	—	10,710	1,162	2/28/2014	2013
Warrenton Highlands:
Warrenton, OR	(h)	2,139	5,774	138	8,051	1,080	5/29/2013	2011
Waterford South Park:
Clarksville, IN	7,200	2,946	8,564	45	11,555	1,565	4/12/2013	2006
Wawa:
Cape May, NJ	(h)	1,576	5,790	—	7,366	955	8/29/2012	2005
Galloway, NJ	(h)	1,724	6,105	—	7,829	1,005	8/29/2012	2005
Wendy's:
Grafton, VA	(h)	539	894	—	1,433	106	6/27/2014	1985
Westminster, CO	(h)	596	1,108	—	1,704	131	6/27/2014	1986
West Marine:
Panama City, FL	(h)	676	2,219	—	2,895	259	4/24/2015	2014
Pensacola, FL	(h)	1,107	3,398	—	4,505	392	2/27/2015	2015

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2018	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Western Refining, Inc:
Benson, AZ	$566	$186	$510	$—	$696	$50	1/16/2015	1990
Bisbee, AZ	399	89	137	—	226	29	1/16/2015	1970
Coolidge, AZ	472	578	283	—	861	45	1/16/2015	1997
Douglas, AZ	913	136	1,080	—	1,216	107	1/16/2015	1985
Douglas, AZ	718	89	385	—	474	54	1/16/2015	1997
Florence, AZ	446	363	338	—	701	43	1/16/2015	1999
Globe, AZ	1,264	572	311	—	883	59	1/16/2015	1994
Hereford, AZ	1,531	303	879	—	1,182	93	1/16/2015	2013
Marana, AZ	1,458	389	493	—	882	56	1/16/2015	2008
Pearce, AZ	750	116	380	—	496	48	1/16/2015	1985
Pima, AZ	1,196	372	362	—	734	53	1/16/2015	1994
Safford, AZ	1,054	77	281	—	358	28	1/16/2015	1989
Safford, AZ	1,169	204	299	—	503	38	1/16/2015	1996
Safford, AZ	1,280	107	408	—	515	40	1/16/2015	1989
Sierra Vista, AZ	488	87	723	—	810	80	1/16/2015	1977
Thatcher, AZ	1,180	140	561	—	701	64	1/16/2015	2004
Tucson, AZ	524	569	453	—	1,022	54	1/16/2015	1997
Tucson, AZ	603	473	388	—	861	61	1/16/2015	1995
Tucson, AZ	582	263	170	—	433	25	1/16/2015	1986
Tucson, AZ	666	770	332	—	1,102	42	1/16/2015	2002
Tucson, AZ	571	333	167	—	500	17	1/16/2015	1982
Tucson, AZ	1,190	397	542	—	939	61	1/16/2015	1986
Tucson, AZ	523	525	606	—	1,131	69	1/16/2015	2002
Winkelman, AZ	953	287	403	—	690	50	1/16/2015	1999
Westover Market:
San Antonio, TX	6,200	2,705	7,959	(1,985)	8,679	—	7/10/2013	2013
Whole Foods Center:
Fort Collins, CO	12,500	2,664	17,166	—	19,830	2,096	9/30/2014	2004
Winn-Dixie:
Baton Rouge, LA	(h)	1,782	3,776	—	5,558	442	6/27/2014	2000
Walker, LA	—	900	3,909	—	4,809	456	6/27/2014	1999
Woods Supermarket:
Sunrise Beach, MO	(h)	1,044	5,005	—	6,049	682	9/13/2013	2013
	$1,198,666	$1,182,345	$3,238,953	$22,743	$4,444,041	$385,245

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

____________________________________
(a) As of December 31, 2018, the Company owned 814 retail properties, 72 anchored shopping centers and four industrial and distribution properties.
(b) Consists of capital expenditures and real estate development costs, and impairment charges.
(c) The aggregate cost for federal income tax purposes was $5.1 billion.
(d) The following is a reconciliation of total real estate carrying value for the years ended December 31 (in thousands):

	2018	2017	2016
Balance, beginning of period	$4,564,592	$4,370,629	$4,185,605
Additions
Acquisitions	11,151	261,660	198,176
Joint Venture Purchased	—	—	16,361
Improvements	6,135	13,708	3,827
Adjustment to basis	—	—	962
Total additions	$17,286	$275,368	$219,326
Less: Deductions
Cost of real estate sold	61,891	78,700	27,144
Adjustment to basis	—	—	51
Other (including provisions for impairment of real estate assets)	75,946	2,705	7,107
Total deductions	137,837	81,405	34,302
Balance, end of period	$4,444,041	$4,564,592	$4,370,629
(e) Gross intangible lease assets of $554.9 million and the associated accumulated amortization of $212.5 million are not reflected in the table above.
(f) The following is a reconciliation of accumulated depreciation for the years ended December 31 (in thousands):

	2018	2017	2016
Balance, beginning of period	$334,476	$245,425	$158,805
Additions
Acquisitions - Depreciation expense for building, acquisitions costs and tenant improvements acquired	92,998	93,170	88,202
Improvements - Depreciation expense for tenant improvements and building equipment	2,481	1,679	586
Total additions	$95,479	$94,849	$88,788
Deductions
Cost of real estate sold	6,901	5,552	1,514
Other (including provisions for impairment of real estate assets)	37,809	246	654
Total deductions	44,710	5,798	2,168
Balance, end of period	$385,245	$334,476	$245,425
(g) The Company’s assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, buildings are depreciated over 40 years, site improvements are amortized over 15 years and tenant improvements are amortized over the remaining life of the lease or the useful life, whichever is shorter.
(h) Property is included in the Credit Facility’s borrowing base. As of December 31, 2018, the Company had $1.33 billion outstanding under the Credit Facility.

(i)	Asset held for sale as of December 31, 2018.

COLE CREDIT PROPERTY TRUST IV, INC.
SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE
(in thousands)

							Principal
							Amount of
							Loans Subject
		Final	Periodic		Face	Carrying	to Delinquent
	Interest	Maturity	Payment	Prior	Amount of	Amount of	Principal or
Description	Rate (a)	Date	Terms (b)	Liens	Mortgages	Mortgages	"Interest"

Junior Mezzanine Loans:
Astor — New York, New York	L + 14.85%	5/9/2021	P/I	N/A	$38,756	$38,915	$—
88 Lex — New York, New York	L + 14.85%	5/9/2021	P/I	N/A	24,961	25,102	—
90 Lex — New York, New York	L + 14.85%	5/9/2021	P/I	N/A	15,440	15,523	—
Metro — New York, New York	L + 14.85%	5/9/2021	P/I	N/A	10,138	10,222	—
					$89,295	$89,762	$—
____________________________________
(a) L = one month LIBOR rate.
(b) P/I = principal and interest.
The following table reconciles mortgage loans on real estate for the years ended December 31 (in thousands):

Year Ended December 31,
2018
Balance, beginning of period	$—
Additions during period:
New loans	89,295
Capitalized interest	384
Accretion of fees and other items	268
Total additions	$89,947
Less: Deductions during period:
Deferred fees and other items	(185)
Total deductions	(185)
Balance, end of period	$89,762