Form 10-Q
period 2019-03-31
COLE CREDIT PROPERTY TRUST IV, INC.
filed 2019-05-13
CIK 1498547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 000-54939

COLE CREDIT PROPERTY TRUST IV, INC.
(Exact name of registrant as specified in its charter)

Maryland	27-3148022
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2398 East Camelback Road, 4th Floor Phoenix, Arizona 85016	(602) 778-8700
(Address of principal executive offices; zip code)	(Registrant’s telephone number, including area code)
2325 East Camelback Road, 10th Floor, Phoenix, Arizona 85016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
None	None	None
As of May 6, 2019, there were approximately 310.5 million shares of common stock, par value $0.01 per share, of Cole Credit Property Trust IV, Inc. outstanding.

COLE CREDIT PROPERTY TRUST IV, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands, except share and per share amounts) (Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Real estate assets:
Land	$1,129,808	$1,172,449
Buildings, fixtures and improvements	3,153,157	3,271,592
Intangible lease assets	533,982	554,868
Total real estate assets, at cost	4,816,947	4,998,909
Less: accumulated depreciation and amortization	(593,664)	(597,756)
Total real estate assets, net	4,223,283	4,401,153
Loans held-for-investment, net	85,122	89,762
Cash and cash equivalents	16,202	10,533
Restricted cash	9,928	9,141
Rents and tenant receivables	82,530	81,686
Derivative assets, prepaid expenses, revenue bonds and other assets	15,776	16,229
Deferred costs, net	1,850	2,087
Assets held for sale	20,749	6,780
Total assets	$4,455,440	$4,617,371
LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and credit facility, net	$2,406,346	$2,516,914
Accounts payable and accrued expenses	26,391	25,014
Due to affiliates	5,076	5,156
Intangible lease liabilities, net	33,325	36,418
Distributions payable	16,518	16,518
Deferred rental income and other liabilities	11,637	16,254
Total liabilities	2,499,293	2,616,274
Commitments and contingencies
Redeemable common stock and noncontrolling interest	184,276	184,247
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 490,000,000 shares authorized, 311,330,500 and 311,381,396 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	3,113	3,114
Capital in excess of par value	2,606,819	2,607,330
Accumulated distributions in excess of earnings	(843,763)	(804,617)
Accumulated other comprehensive income	5,702	11,023
Total stockholders’ equity	1,771,871	1,816,850
Total liabilities, redeemable common stock, noncontrolling interest and stockholders’ equity	$4,455,440	$4,617,371
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Rental and other property income	$104,762	$109,503
Interest income	4,498	—
Total revenues	109,260	109,503
Operating expenses:
General and administrative	3,447	3,316
Property operating	9,317	8,558
Real estate tax	9,418	9,554
Advisory fees and expenses	10,019	10,588
Transaction-related	191	35
Depreciation and amortization	31,992	34,991
Impairment	20,073	—
Total operating expenses	84,457	67,042
Gain on disposition of real estate, net	9,940	264
Operating income	34,743	42,725
Other expense:
Interest expense and other, net	(25,892)	(23,652)
Net income	8,851	19,073
Net income allocated to noncontrolling interest	34	34
Net income attributable to the Company	$8,817	$19,039
Weighted average number of common shares outstanding:
Basic and diluted	311,393,554	311,585,780
Net income per common share:
Basic and diluted	$0.03	$0.06
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (in thousands) (Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$8,851	$19,073
Other comprehensive (loss) income
Unrealized (loss) gain on interest rate swaps	(3,844)	9,931
Amount of gain reclassified from other comprehensive income into income as interest expense and other, net	(1,477)	(541)
Total other comprehensive (loss) income	(5,321)	9,390

Comprehensive income	3,530	28,463
Comprehensive income allocated to noncontrolling interest	34	34
Comprehensive income attributable to the Company	$3,496	$28,429
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
 (in thousands, except share amounts) (Unaudited)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2019	311,381,396	$3,114	$2,607,330	$(804,617)	$11,023	$1,816,850
Issuance of common stock	2,267,609	22	21,225	—	—	21,247
Equity-based compensation	—	—	32	—	—	32
Distributions declared on common stock — $0.15 per common share	—	—	—	(47,963)	—	(47,963)
Redemptions of common stock	(2,318,505)	(23)	(21,701)	—	—	(21,724)
Changes in redeemable common stock	—	—	(67)	—	—	(67)
Comprehensive income (loss)	—	—	—	8,817	(5,321)	3,496
Balance, March 31, 2019	311,330,500	$3,113	$2,606,819	$(843,763)	$5,702	$1,771,871

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2018	311,582,319	$3,116	$2,607,300	$(646,834)	$6,630	$1,970,212
Cumulative effect of accounting changes	—	—	—	(487)	487	—
Issuance of common stock	2,343,076	23	23,595	—	—	23,618
Distributions declared on common stock — $0.15 per common share	—	—	—	(47,993)	—	(47,993)
Redemptions of common stock	(2,411,145)	(24)	(24,280)	—	—	(24,304)
Changes in redeemable common stock	—	—	686	—	—	686
Comprehensive income	—	—	—	19,039	9,390	28,429
Balance, March 31, 2018	311,514,250	$3,115	$2,607,301	$(676,275)	$16,507	$1,950,648
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands) (Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$8,851	$19,073
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	31,481	34,597
Amortization of deferred financing costs	1,317	1,355
Amortization of fair value adjustment of mortgage notes payable assumed	(22)	(21)
Amortization and (accretion) on deferred loan fees	(758)	—
Capitalized interest income	(2,643)	—
Equity-based compensation	32	—
Straight-line rental income, net	(1,176)	(1,815)
Gain on disposition of real estate assets, net	(9,940)	(264)
Amortization of gain on swap termination	(5)	—
Impairment of real estate assets	20,073	—
Changes in assets and liabilities:
Rents and tenant receivables	(120)	538
Prepaid expenses and other assets	(4,867)	(1,306)
Accounts payable and accrued expenses	1,921	4,181
Deferred rental income and other liabilities	(4,617)	311
Due from affiliates	—	56
Due to affiliates	(80)	(484)
Net cash provided by operating activities	39,447	56,221
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(1,550)	(960)
Proceeds from loans held-for-investment	7,961	—
Exit fees received on loans held-for-investment	80	—
Net proceeds from disposition of real estate assets	120,652	1,958
Proceeds from the settlement of insurance claims	4	13
Net cash provided by investing activities	127,147	1,011
Cash flows from financing activities:
Redemptions of common stock	(21,724)	(24,304)
Distributions to stockholders	(26,716)	(24,378)
Proceeds from notes payable and credit facility	27,500	41,000
Repayments of notes payable and credit facility	(139,126)	(50,120)
Distributions to noncontrolling interest	(72)	(69)
Net cash used in financing activities	(160,138)	(57,871)
Net increase (decrease) in cash and cash equivalents and restricted cash	6,456	(639)
Cash and cash equivalents and restricted cash, beginning of period	19,674	13,843
Cash and cash equivalents and restricted cash, end of period	$26,130	$13,204
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$16,202	$3,418
Restricted cash	9,928	9,786
Total cash and cash equivalents and restricted cash	$26,130	$13,204
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited)
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Credit Property Trust IV, Inc. (the “Company”) is a non-exchange traded real estate investment trust (“REIT”) formed as a Maryland corporation on July 27, 2010, that elected to be taxed, and currently qualifies, as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2012. The Company operates a diversified portfolio of core commercial real estate assets primarily consisting of net leased properties located throughout the United States. As of March 31, 2019, the Company owned 857 properties, including nine properties owned through a consolidated joint venture arrangement (the “Consolidated Joint Venture”), comprising 25.6 million rentable square feet of commercial space located in 45 states. As of March 31, 2019, the rentable square feet at these properties was 95.7% leased, including month-to-month agreements, if any. In addition to core commercial real estate assets, the Company intends to also focus on originating, acquiring, financing and managing commercial mortgage loans and other commercial real estate debt investments, commercial mortgage‑backed securities (“CMBS”), corporate credit investments, and other commercial real estate investments in the U.S. As of March 31, 2019, the Company’s loan portfolio consisted of four loans with a net book value of $85.1 million.
Substantially all of the Company’s business is conducted through Cole Operating Partnership IV, LP, a Delaware limited partnership, of which the Company is the sole general partner and owns, directly or indirectly, 100% of the partnership interests.
The Company is externally managed by Cole REIT Management IV, LLC, a Delaware limited liability company (“CR IV Management”), an affiliate of CIM Group, LLC (“CIM”), a vertically-integrated owner and operator of real assets with multidisciplinary expertise and in-house research, acquisition, credit analysis, development, finance, leasing, and asset management capabilities headquartered in Los Angeles, California with offices in Oakland, California; Bethesda, Maryland; Dallas, Texas; New York, New York; Chicago, Illinois; and Phoenix, Arizona.
CCO Group, LLC owns and controls CR IV Management, the Company’s advisor, and is the indirect owner of CCO Capital, LLC (“CCO Capital”), the Company’s dealer manager, and CREI Advisors, LLC (“CREI Advisors”), the Company’s property manager. CCO Group, LLC and its subsidiaries (collectively, “CCO Group”) serve as the Company’s sponsor and as a sponsor to Cole Credit Property Trust V, Inc. (“CCPT V”), Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”), Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”), and CIM Income NAV, Inc. (formerly known as Cole Real Estate Income Strategy (Daily NAV), Inc.).
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
The Company’s board of directors (the “Board”) establishes an updated estimated per share net asset value (“NAV”) of the Company’s common stock on at least an annual basis for purposes of assisting broker-dealers that participated in the Offering in meeting their customer account reporting obligations under National Association of Securities Dealers Conduct Rule 2340. Distributions are reinvested in shares of the Company’s common stock under the DRIP at the estimated per share NAV as determined by the Board. Additionally, the estimated per share NAV as determined by the Board serves as the per share NAV for purposes of the share redemption program. On March 20, 2019, the Board established an updated estimated per share NAV of the Company’s common stock, using a valuation date of December 31, 2018, of $8.65 per share. Commencing on March 26, 2019, distributions are reinvested in shares of the Company’s common stock under the DRIP at a price of $8.65 per share. The Board previously established a per share NAV as of August 31, 2015, September 30, 2016, December 31, 2016 and December

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

31, 2017. The Company’s estimated per share NAVs are not audited or reviewed by its independent registered public accounting firm.
As of March 31, 2019, the Company had issued approximately 351.1 million shares of its common stock in the Offerings, including 52.8 million shares issued in the DRIP Offerings, for gross offering proceeds of $3.5 billion before organization and offering costs, selling commissions and dealer manager fees of $306.0 million.
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
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2018, and related notes thereto, set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The condensed consolidated financial statements should also be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.
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

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

As of March 31, 2019 and December 31, 2018, the Company determined that it had a controlling interest in the Consolidated Joint Venture and therefore met the GAAP requirements for consolidation.
Reclassifications
Certain amounts in the Company’s prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation.
In November 2018, the SEC finalized the Disclosure Update Simplification Project, which eliminated Rule 3-15(a)(1) reporting of Gain or Loss on Sale of Properties by REITs. To conform with Accounting Standards Codification (“ASC”) 360, Property, Plant, and Equipment and the SEC rule change, the Company has classified the gain on dispositions of real estate assets, net as operating income in the Company’s condensed consolidated statements of operations. This change resulted in an increase in operating income of $264,000 during the three months ended March 31, 2018.
In connection with the adoption of Accounting Standards Update (“ASU”) 2016–02, Leases (Topic 842), as defined in “Recent Accounting Pronouncements,” during the first quarter of fiscal year 2019, the Company is combining rental income of $93.9 million and tenant reimbursement income of $15.6 million for the three months ended March 31, 2018 into a single line item, rental and other property income, in the condensed consolidated statements of operations. Additionally, the Company is combining bad debt expense of $431,000 and straight-line rental income of $2.2 million for the three months ended March 31, 2018 into a single line item, straight-line rental income, net in the condensed consolidated statements of cash flows.
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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. During the three months ended March 31, 2019, as part of the Company’s quarterly impairment review procedures, the Company recorded impairment charges of $20.1 million related to seven properties with revised expected holding periods. The Company’s impairment assessment as of March 31, 2019 was based on the most current information available to the Company, including expected holding periods. If the Company’s expected holding periods for assets change, subsequent tests for impairment could result in additional impairment charges in the future. The Company cannot provide any assurance that material impairment charges with respect to the Company’s real estate assets will not occur during 2019 or in future periods. No impairment indicators were identified and no impairment losses were recorded during the three months ended March 31, 2018. The assumptions and uncertainties utilized in the evaluation of the

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

impairment of real estate assets are discussed in detail in Note 3 — Fair Value Measurements. See also Note 4 — Real Estate Assets for further discussion regarding real estate investment activity. Over the next 12-24 months, the Company expects to sell a portion of its anchored shopping center portfolio and certain single tenant properties. These will be sold in pools or on a standalone basis. As of March 31, 2019, the Company intended to sell properties with a net book value of at least $2.0 billion, subject to market conditions.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the assets related to the property and estimate its fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount is then recorded to reflect the estimated fair value of the property, net of selling costs. As of March 31, 2019, the Company identified two properties with a carrying value of $20.7 million as held for sale, both of which were sold subsequent to March 31, 2019, as discussed in Note 15 — Subsequent Events. As of December 31, 2018, the Company identified one property with a carrying value of $6.8 million as held for sale, which was sold subsequent to December 31, 2018.
Disposition of Real Estate Assets
Gains and losses from dispositions are recognized once the various criteria relating to the terms of sale and any subsequent involvement by the Company with the asset sold are met. A discontinued operation includes only the disposal of a component of an entity and represents a strategic shift that has (or will have) a major effect on an entity’s financial results. The disposition of the Company’s individual properties did not qualify for discontinued operations presentation, and, thus, the results of the properties that were sold will remain in operating income, and any associated gains or losses from the disposition are included in gain on disposition of real estate, net.
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
All real estate acquisitions in the periods presented qualified as asset acquisitions, and as such, acquisition–related fees and certain acquisition–related expenses related to these asset acquisitions were capitalized and allocated to tangible and intangible assets and liabilities, as described above.
Redeemable Noncontrolling Interest in Consolidated Joint Venture
On June 27, 2014, the Company completed the formation of the Consolidated Joint Venture. Pursuant to the joint venture agreement, the joint venture partner has a right to exercise an option (the “Option”), which became effective on June 27, 2016, whereby the Company will be required to purchase the ownership interest of the joint venture partner at fair market value. As of March 31, 2019, the Option has not been exercised. The Company determined it had a controlling interest in the Consolidated Joint Venture and, therefore, met the GAAP requirements for consolidation. The Company recorded net income of $34,000 and paid distributions of $72,000 related to the noncontrolling interest during the three months ended March 31, 2019. The Company recorded the noncontrolling interest of $2.2 million and $2.3 million as of March 31, 2019 and December 31, 2018, respectively, as temporary equity in the mezzanine section of the condensed consolidated balance sheets, due to the ability to exercise the Option being outside the control of the Company.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

Restricted Cash
The Company had $9.9 million and $9.1 million in restricted cash as of March 31, 2019 and December 31, 2018, respectively. Included in restricted cash was $3.8 million and $3.4 million held by lenders in lockbox accounts, as of March 31, 2019 and December 31, 2018, respectively. As part of certain debt agreements, rents from certain encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess is disbursed to the Company. Also included in restricted cash was $6.1 million and $5.7 million held by lenders in escrow accounts for real estate taxes and other lender reserves for certain properties, in accordance with the associated lender’s loan agreement, as of March 31, 2019 and December 31, 2018, respectively.
Loans Held-for-Investment
The Company has acquired, and may continue to acquire, loans related to real estate assets. The Company may acquire first, second and third mortgage loans, mezzanine loans, bridge loans, wraparound mortgage loans, construction mortgage loans on real property and loans on leasehold interest mortgages. The Company intends to hold the loans held-for-investment for the foreseeable future or until maturity. Loans held-for-investment are carried on the Company’s consolidated balance sheets at amortized cost, net of any allowance for loans receivable losses. Discounts or premiums, origination fees and exit fees are amortized as a component of interest income using the effective interest method over the life of the respective loans. Loan acquisition fees paid to CR IV Management or its affiliates are expensed as incurred and are included in transaction-related expenses on the accompanying condensed consolidated statements of operations.
Interest earned is either received in cash or capitalized to loans held-for-investment, net in the Company’s condensed consolidated balance sheets. Interest is capitalized when certain conditions are met as specified in each loan agreement. For the three months ended March 31, 2019, the Company recorded $4.5 million in interest income, of which $2.6 million was capitalized to loans held-for-investment, net.
Generally, an allowance for loan losses is provided when management determines that the Company will be unable to collect any remaining amounts due under the loan agreement. The Company evaluates the collectability of its loans held-for-investment at least quarterly. The evaluation of collectability involves judgment, estimates, and a review of the ability of the borrower to make principal and interest payments and the underlying collateral. For the three months ended March 31, 2019, the Company recorded no impairment on its loans held-for-investment.
Leases
The Company has lease agreements with lease and non-lease components. The Company has elected to not separate non-lease components from lease components for all classes of underlying assets (primarily real estate assets) and will account for the combined components as rental and other property income. Non-lease components included in rental and other property income include certain tenant reimbursements for maintenance services (including common-area maintenance services or “CAM”), real estate taxes, insurance and utilities paid for by the lessor but consumed by the lessee. As a lessor, the Company has further determined that this policy will be effective only on a lease that has been classified as an operating lease and the revenue recognition pattern and timing is the same for both types of components. Therefore, ASC Topic 842, Leases (“ASC 842”), will be applied to these lease contracts for both types of components. The Company does not have material leases where it is the lessee.
Significant judgments and assumptions are inherent in not only determining if a contract contains a lease but also the lease classification, terms, payments, and, if needed, discount rates. Judgments include the nature of any options, such as if they will be exercised, evaluation of implicit discount rates and the assessment and consideration of “fixed” payments for straight-line rent revenue calculations.
The Company has an investment in a real estate property that is subject to a ground lease, for which a lease liability and right of use (“ROU”) asset of $2.7 million was recorded. See Note 14 — Leases for a further discussion regarding this ground lease.
Lease costs represent the initial direct costs incurred in origination, negotiation and processing of a lease agreement. Such costs include outside broker commissions and other independent third-party costs and are amortized over the life of the lease on a straight-line basis. Costs related to salaries and benefits, supervision, administration, unsuccessful origination efforts and other activities not directly related to completed lease agreements are expensed as incurred. Leasing commissions subsequent to successful lease execution are capitalized.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

Revenue Recognition
Revenue from leasing activities
Rental and other property income is primarily derived from fixed contractual payments from operating leases and, therefore, is generally recognized on a straight-line basis over the term of the lease, which typically begins the date the tenant takes control of the space. When the Company acquires a property, the terms of existing leases are considered to commence as of the acquisition date for the purpose of this calculation. Variable rental and other property income consists primarily of tenant reimbursements for recoverable real estate taxes and operating expenses which are included in rental and other property income in the period when such costs are incurred, with offsetting expenses in real estate taxes and property operating expenses, respectively, within the condensed consolidated statements of operations. The Company defers the recognition of variable rental and other property income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved.
The Company continually reviews lease-related receivables, including any straight-line rent, and current and future operating expense reimbursements from tenants, and determines their collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Upon the determination that the collectability of a receivable is not probable, the Company will record a reduction to rental and other property income for amounts previously recorded and a decrease in the outstanding receivable. Revenue from leases where collection is deemed to be less than probable is recorded on a cash basis until collectability becomes probable. Management’s estimate of the collectability of lease-related receivables is based on the best information available to management at the time of evaluation.
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
In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The Company used the optional alternative transition method upon adoption of the new standard on January 1, 2019 and used the effective date as the date of initial application. Consequently, financial information was not updated and the disclosures required under the new standard are not provided for dates and periods before January 1, 2019. The Company elected the “package of practical expedients,” which permits the Company to not reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. The adoption of ASU 2016-02 has not had a material impact on the accounting treatment and disclosure of the Company’s net leases, which are the primary source of the Company’s revenues.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”), which was subsequently amended by ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses (“ASU 2018-19”), in November 2018. ASU 2016-13 is intended to improve financial reporting requiring more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology under current GAAP. ASU 2018-19 clarified that receivables arising from operating leases are not within the scope of Topic 326. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. ASU 2016-13 and ASU 2018-19 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently evaluating the impact this amendment will have on its condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

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
In October 2018, the FASB issued ASU No. 2018-16, Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (“ASU 2018-16”). The amendments in this ASU permit the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes. The SOFR is a volume-weighted median interest rate that is calculated daily based on overnight transactions from the prior day’s activity in specified segments of the U.S. Treasury repo market. It has been selected as the preferred replacement for the U.S. dollar London Interbank Offered Rate (“LIBOR”), which will be phased out by the end of 2021. ASU 2018-16 is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2018-16 is required to be adopted on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after the date of adoption. The Company currently uses LIBOR as its benchmark interest rate in the Company’s interest rate swaps associated with the Company’s LIBOR-based variable rate borrowings. The Company has not entered into any new or redesignated hedging relationships on or after the date of adoption of ASU 2018-16; as such, the Company is currently evaluating the potential effect this new benchmark interest rate option will have on its condensed consolidated financial statements.
In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. The guidance changes the guidance for determining whether a decision-making fee is a variable interest. Under the new ASU, indirect interests held through related parties under common control will now be considered on a proportional basis when determining whether fees paid to decision makers and service providers are variable interests. Such indirect interests were previously treated the same as direct interests. This ASU is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company is currently assessing the impact that adopting this new standard will have on its condensed consolidated financial statements and footnote disclosures.
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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

Notes payable and credit facility — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of March 31, 2019, the estimated fair value of the Company’s debt was $2.43 billion, compared to a carrying value of $2.42 billion. The estimated fair value of the Company’s debt as of December 31, 2018 was $2.46 billion, compared to a carrying value of $2.53 billion.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2019 and December 31, 2018, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Revenue bonds — The Company’s revenue bonds were acquired in connection with the purchase of an anchored shopping center. The bonds have a 9.0% interest rate and mature on November 1, 2044. These investments are initially recognized in derivative assets, prepaid expenses, revenue bonds and other assets on the condensed consolidated balance sheets and are subsequently measured using amortized cost. The fair value estimates of the Company’s revenue bonds are based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques including discounted cash flow analysis. This analysis reflects the contractual terms of the bonds, including the period to maturity, and uses unobservable market-based inputs, including discount rates ranging from 7.75% to 9.0%. As a result, the Company has determined that its revenue bonds are classified in Level 3 of the fair value hierarchy. As of March 31, 2019 and December 31, 2018, the estimated fair value of the Company’s revenue bonds was $2.0 million. The Company has these investments classified as held-to-maturity securities. The Company’s investments in revenue bonds are reviewed for impairment, including the evaluation of changes in events or circumstances that may indicate that the carrying amount of the investment may not be recoverable.
Loans held-for-investment — The Company’s loans held-for-investment are recorded at cost upon origination and adjusted by net loan origination fees and discounts. The Company estimates the fair value of its loans held-for-investment by performing a present value analysis for the anticipated future cash flows using an appropriate market discount rate taking into consideration the credit risk. As a result, the Company has determined that its loans held-for-investment are classified in Level 3 of the fair value hierarchy. As of March 31, 2019, the estimated fair value of the Company’s loans held-for-investment was $83.0 million, compared to its carrying value of $84.4 million. As of December 31, 2018, the Company determined that the estimated fair value of its loans held-for-investment was equal to its carrying value given that the loan was originated during the fourth quarter of 2018.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of March 31, 2019 and December 31, 2018, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

Items Measured at Fair Value on a Recurring Basis
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 (in thousands):

	Balance as of March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Interest rate swaps	$5,677	$—	$5,677	$—
Total financial assets	$5,677	$—	$5,677	$—

	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Interest rate swaps	$10,993	$—	$10,993	$—
Total financial assets	$10,993	$—	$10,993	$—
The following are reconciliations of the changes in financial assets and liabilities with Level 3 inputs in the fair value hierarchy for the three months ended March 31, 2019 and 2018 (in thousands):

Revenue Bonds
Beginning Balance, December 31, 2018	$2,044
Payments received	(1)
Ending Balance, March 31, 2019	$2,043

Revenue Bonds
Beginning Balance, December 31, 2017	$2,067
Payments received	(5)
Ending Balance, March 31, 2018	$2,062
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
As discussed in Note 4 — Real Estate Assets, during the three months ended March 31, 2019, real estate assets related to seven properties totaling approximately 1.1 million square feet were deemed to be impaired and their carrying values were reduced to an estimated fair value of $118.9 million, resulting in impairment charges of $20.1 million. No impairment charges were recorded during the three months ended March 31, 2018. The Company estimates fair values using Level 3 inputs and using a combined income and market approach, specifically using discounted cash flow analysis and recent comparable sales transactions. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgment and to make certain key assumptions, including, but not limited to, the following: (1) terminal capitalization; (2) discount rates; (3) the number of years the property will be held; (4) property operating expenses; and (5) re-leasing assumptions, including the number of months to re-lease, market rental income and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and the future performance and sustainability of the Company’s tenants.
The following table presents the impairment charges by asset class recorded during the three months ended March 31, 2019 and 2018 (in thousands):

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

	Three Months Ended
	March 31, 2019	March 31, 2018
Asset class impaired:
Land	$2,527	$—
Buildings, fixtures and improvements	17,107	—
Intangible lease assets	482	—
Intangible lease liabilities	(43)	—
Total impairment loss	$20,073	$—
NOTE 4 — REAL ESTATE ASSETS
Property Acquisitions
During the three months ended March 31, 2019 and 2018, the Company did not acquire any properties.
2019 Property Dispositions and Real Estate Assets Held for Sale
During the three months ended March 31, 2019, the Company disposed of 34 properties, consisting of 31 retail properties and three anchored shopping centers, excluding a related outparcel of land, for an aggregate gross sales price of $124.3 million, resulting in proceeds of $120.7 million after closing costs and disposition fees due to CR IV Management or its affiliates, and a gain of $9.9 million. The Company has no continuing involvement with these properties. The gain on sale of real estate is included in gain on disposition of real estate, net in the condensed consolidated statements of operations. The disposition of these properties did not qualify to be reported as discontinued operations since the disposition did not represent a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the operating results of these disposed properties are reflected in the Company’s results from continuing operations for all periods presented through their respective date of disposition.
As of March 31, 2019, there were two properties classified as held for sale with a carrying value of $20.7 million included in assets held for sale in the accompanying condensed consolidated balance sheets. Subsequent to March 31, 2019, both such properties were sold.
2019 Impairment of Properties
The Company performs quarterly impairment review procedures, primarily through continuous monitoring of events and changes in circumstances that could indicate that the carrying value of certain of its real estate assets may not be recoverable. See Note 2 — Summary of Significant Accounting Policies for a discussion of the Company’s accounting policies regarding impairment of real estate assets.
During the three months ended March 31, 2019, seven properties with a carrying value of $139.0 million were deemed to be impaired and their carrying values were reduced to an estimated fair value of $118.9 million, resulting in impairment charges of $20.1 million, which were recorded in the condensed consolidated statements of operations. See Note 3 — Fair Value Measurements for a further discussion regarding these impairment charges.
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
As of March 31, 2018, there were 10 properties classified as held for sale with a carrying value of $11.3 million, included in assets held for sale in the accompanying condensed consolidated balance sheets. Subsequent to March 31, 2018, such properties were sold.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

Consolidated Joint Venture
As of March 31, 2019, the Company had an interest in a Consolidated Joint Venture that owns and manages nine properties, with total assets of $50.5 million, which included $9.3 million of land, $42.0 million of buildings and improvements, and $5.6 million of intangible lease assets, net of accumulated depreciation and amortization of $7.3 million, and total liabilities of $463,000. The Consolidated Joint Venture does not have any debt outstanding as of March 31, 2019. The Company has the ability to control operating and financial policies of the Consolidated Joint Venture. There are restrictions on the use of these assets as the Company would generally be required to obtain the partner’s (the “Consolidated Joint Venture Partner”) approval in accordance with the joint venture agreement for any major transactions. The Company and the Consolidated Joint Venture Partner are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.
NOTE 5 — INTANGIBLE LEASE ASSETS AND LIABILITIES
Intangible lease assets and liabilities consisted of the following as of March 31, 2019 and December 31, 2018 (in thousands, except weighted average life remaining):

	March 31, 2019	December 31, 2018
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $181,010 and $184,532, respectively (with a weighted average life remaining of 10.0 years and 10.1 years, respectively)
	$292,273	$307,895
Acquired above-market leases, net of accumulated amortization of $28,027 and $27,979, respectively (each with a weighted average life remaining of 8.4 years)
	32,672	34,462
Total intangible lease assets, net	$324,945	$342,357
Intangible lease liabilities:
Acquired below-market leases, net of accumulated amortization of $33,690 and $34,732, respectively (each with a weighted average life remaining of 7.2 years)
	$33,325	$36,418
Amortization of the above-market leases is recorded as a reduction to rental and other property income, and amortization expense for the in-place leases and other intangibles is included in depreciation and amortization in the accompanying condensed consolidated statements of operations. Amortization of below-market leases is recorded as an increase to rental and other property income in the accompanying condensed consolidated statements of operations. The following table summarizes the amortization related to the intangible lease assets and liabilities for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
In-place lease and other intangible amortization	$9,474	$10,995
Above-market lease amortization	$1,290	$1,730
Below-market lease amortization	$1,816	$2,139
As of March 31, 2019, the estimated amortization relating to the intangible lease assets and liabilities is as follows (in thousands):

	Amortization
	In-Place Leases and Other Intangibles	Above-Market Leases	Below-Market Leases
Remainder of 2019	$27,067	$3,614	$5,190
2020	$34,229	$4,373	$6,238
2021	$30,947	$3,759	$4,137
2022	$29,171	$3,529	$3,516
2023	$26,243	$3,165	$2,825

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

NOTE 6 — LOANS HELD-FOR-INVESTMENT
As of March 31, 2019, the Company had four junior mezzanine loans (the “Junior Mezzanine Loans”). The following table details overall statistics for the Company’s loans held-for-investment as of March 31, 2019 and December 31, 2018 (dollar amounts in thousands):

	As of March 31,	As of December 31,
	2019	2018
Number of loans	4	4
Principal balance	$84,361	$89,679
Net book value	$85,122	$89,762
Weighted-average interest rate (1)	17.3%	17.2%
Weighted-average maximum years to maturity (2)	2.1	2.4
____________________________________

(1)	The Junior Mezzanine Loans were indexed to one-month LIBOR plus an interest rate spread of 14.85% as of both March 31, 2019 and December 31, 2018.

(2)	Maximum maturity assumes all extension options are exercised by the borrower, however the Company’s loans may be repaid prior to such date.
Activity relating to the Company’s loans held-for-investment portfolio was as follows (dollar amounts in thousands):

	Principal Balance	Deferred Fees / Other Items (1)	Net Book Value
Beginning Balance, December 31, 2018	$89,679	$83	$89,762
Principal repayments received	(7,961)	—	(7,961)
Capitalized interest (2)	2,643	—	2,643
Deferred fees and other items	—	(80)	(80)
Accretion (amortization) of fees and other items	—	758	758
Ending Balance, March 31, 2019	$84,361	$761	$85,122
____________________________________

(1)
Deferred fees includes a $5.6 million deferred origination fee and $1.0 million of exit fees which are being accreted over the life of the loan as interest income in the accompanying condensed consolidated statements of operations. Other items primarily consist of purchase discounts or premiums, exit fees and deferred origination expenses.

(2)	Represents accrued interest on loans whose terms do not require a current cash payment of interest.
NOTE 7 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. During the three months ended March 31, 2019, one of the Company’s interest rate swap agreements matured. As of March 31, 2019, the Company had six executed interest rate swap agreements. The following table summarizes the terms of the Company’s executed interest rate swap agreements designated as hedging instruments as of March 31, 2019 and December 31, 2018 (dollar amounts in thousands):

		Outstanding Notional				Fair Value of Assets
	Balance Sheet	Amount as of	Interest	Effective	Maturity	March 31,	December 31,
	Location	March 31, 2019	Rates (1)	Dates	Dates	2019	2018
Interest Rate Swaps	Derivative assets, prepaid expenses, revenue bonds and other assets	$940,766	2.55% to 4.02%	10/1/2015 to 8/15/2018	10/1/2020 to 7/1/2021	$5,677	$10,993
____________________________________

(1)	The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of March 31, 2019.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the derivative instruments that are designated as hedges is recorded in other comprehensive (loss) income, with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the three months ended March 31, 2019 and 2018, the amounts reclassified were a gain of $1.5 million and $541,000, respectively. The $1.5 million reclassified during the three months ended March 31, 2019 included amounts related to an interest rate swap agreement that was terminated prior to its maturity date during the year ended December 31, 2018. During the next 12 months, the Company estimates that an additional $4.4 million will be reclassified from other comprehensive (loss) income as a decrease to interest expense. The Company includes cash flows from interest rate swap agreements in net cash flows provided by operating activities on its condensed consolidated statements of cash flows, as the Company’s accounting policy is to present cash flows from hedging instruments in the same category in its condensed consolidated statements of cash flows as the category for cash flows from the hedged items.
The Company has agreements with each of its derivative counterparties that contain provisions whereby if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value, inclusive of interest payments and accrued interest. As of March 31, 2019, all derivatives were in an asset position. Therefore, there was no termination value as of March 31, 2019. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of March 31, 2019.
NOTE 8 — NOTES PAYABLE AND CREDIT FACILITY
As of March 31, 2019, the Company had $2.4 billion of debt outstanding, including net deferred financing costs, with a weighted average years to maturity of 3.0 years and a weighted average interest rate of 4.1%. The weighted average years to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date. Should a loan not be repaid by its scheduled repayment date, the applicable interest rate will increase as specified in the respective loan agreement. The following table summarizes the debt balances as of March 31, 2019 and December 31, 2018, and the debt activity for the three months ended March 31, 2019 (in thousands):

		During the Three Months Ended March 31, 2019
	Balance as of December 31, 2018	Debt Issuances & Assumptions (1)	Repayments & Modifications (4)	Accretion and (Amortization)	Balance as of March 31, 2019
Fixed rate debt	$1,178,166	$—	$(49,426)	$—	$1,128,740
Variable rate debt	20,500	—	49,300	—	69,800
Credit facility	1,331,000	27,500	(139,000)	—	1,219,500
Total debt	2,529,666	27,500	(139,126)	—	2,418,040
Net premiums (2)	331	—	—	(22)	309
Deferred costs – credit facility (3)	(6,731)	—	—	524	(6,207)
Deferred costs – fixed rate debt	(6,352)			556	(5,796)
Total debt, net	$2,516,914	$27,500	$(139,126)	$1,058	$2,406,346
____________________________________

(1)	Includes deferred financing costs incurred during the period.

(2)
Net premiums on mortgage notes payable were recorded upon the assumption of the respective debt instruments. Amortization of these net premiums is recorded as a reduction to interest expense over the remaining term of the respective debt instruments using the effective-interest method.

(3)	Deferred costs related to the term portion of the Credit Facility (as defined below).

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

(4)
During the three months ended March 31, 2019, an interest rate swap agreement associated with $49.3 million of variable rate debt matured and as such the mortgage note is no longer considered to be fixed rate debt as of March 31, 2019.

As of March 31, 2019, the fixed rate debt outstanding of $1.1 billion included $129.1 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rates per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 2.6% to 5.0% per annum. The fixed rate debt outstanding matures on various dates from April 1, 2020 through October 1, 2025. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $2.0 billion as of March 31, 2019. Each of the mortgage notes payable, comprising the fixed rate debt, is secured by the respective properties on which the debt was placed. As of March 31, 2019, the variable rate debt outstanding of $69.8 million had a weighted average interest rate of 5.5%. The variable rate debt outstanding matures on various dates from September 1, 2019 through February 26, 2020. With respect to the $70.8 million of debt maturing within the next year, the Company expects to use borrowings available under the Credit Facility or enter into new financing arrangements in order to meet its debt obligations. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the variable rate debt outstanding was $143.6 million as of March 31, 2019.
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
Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month LIBOR multiplied by the statutory reserve rate (the “Eurodollar Rate”) plus an interest rate spread ranging from 1.65% to 2.25% or (ii) a base rate, ranging from 0.65% to 1.25%, plus the greater of: (a) JPMorgan Chase’s Prime Rate; (b) the Federal Funds Effective Rate (as defined in the Second Amended and Restated Credit Agreement) plus 0.50%; or (c) the one-month LIBOR multiplied by the statutory reserve rate plus 1.00%. As of March 31, 2019, the Revolving Loans outstanding totaled $169.5 million at a weighted average interest rate of 4.5%. As of March 31, 2019, the Term Loan outstanding totaled $1.05 billion, $811.7 million of which is subject to interest rate swap agreements (the “Swapped Term Loan”). The interest rate swap agreements had the effect of fixing the Eurodollar Rate per annum of the Swapped Term Loan at an all-in rate of 4.0%. As of March 31, 2019, the Company had $1.22 billion outstanding under the Credit Facility at a weighted average interest rate of 4.2% and $179.9 million in unused capacity, subject to borrowing availability.
The Second Amended and Restated Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Second Amended and Restated Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to the sum of (i) $2.0 billion plus (ii) 75% of the equity issued minus (iii) the aggregate amount of any redemptions or similar transaction from the date of the Second Amended and Restated Credit Agreement, a leverage ratio less than or equal to 60%, a fixed charge coverage ratio greater than 1.50, an unsecured debt to unencumbered asset value ratio equal to or less than 60%, an unsecured debt service coverage ratio greater than 1.75, a secured debt ratio equal to or less than 40% and the amount of secured debt that is recourse debt at no greater than 15% of total asset value. The Company believes it was in compliance with the financial covenants under the Second Amended and Restated Credit Agreement, as well as the financial covenants under the Company’s various fixed and variable rate debt agreements, as of March 31, 2019.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

Maturities
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt subsequent to March 31, 2019 (in thousands):

Principal Repayments
Remainder of 2019	$49,673
2020	318,215
2021	270,103
2022	1,092,464
2023	491,375
Thereafter	196,210
Total	$2,418,040
NOTE 9 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the three months ended March 31, 2019 and 2018 are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$16,518	$16,528
Accrued capital expenditures	$13	$501
Interest income capitalized to loans held-for-investment	$2,643	$—
Common stock issued through distribution reinvestment plan	$21,247	$23,618
Change in fair value of interest rate swaps	$(5,316)	$9,390
Supplemental Cash Flow Disclosures:
Interest paid	$24,536	$22,120
Cash paid for taxes	$94	$95
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
NOTE 11 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred, and will continue to incur, fees and expenses payable to CR IV Management and certain of its affiliates in connection with the acquisition, management and disposition of its assets.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

Acquisition fees and expenses
The Company pays CR IV Management or its affiliates acquisition fees of up to 2.0% of: (1) the contract purchase price of each property or asset the Company acquires; (2) the amount paid in respect of the development, construction or improvement of each asset the Company acquires; (3) the purchase price of any loan the Company acquires; and (4) the principal amount of any loan the Company originates. In addition, the Company reimburses CR IV Management or its affiliates for acquisition-related expenses incurred in the process of acquiring properties, so long as the total acquisition fees and expenses relating to the transaction do not exceed 6.0% of the contract purchase price, unless otherwise approved by a majority of the Board, including a majority of the Company’s independent directors, as commercially competitive, fair and reasonable to the Company. Other transaction-related expenses, such as advisor reimbursements for disposition activities, are expensed as incurred and are included in transaction-related expenses on the condensed consolidated statements of operations.
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
Operating expenses
The Company reimburses CR IV Management or its affiliates for certain expenses CR IV Management or its affiliates paid or incurred in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse CR IV Management or its affiliates for any amount by which the operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceed the greater of: (1) 2.0% of average invested assets, or (2) 25.0% of net income excluding any additions to reserves for depreciation or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse CR IV Management or its affiliates for the salaries and benefits paid to personnel in connection with the services for which CR IV Management receives acquisition fees, and the Company will not reimburse CR IV Management for salaries and benefits paid to the Company’s executive officers.
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
Subordinated performance fees
If the Company is sold or its assets are liquidated, CR IV Management will be entitled to receive a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after stockholders have received, from regular distributions plus special distributions paid from proceeds of such sale, a return of their net capital invested and an 8.0% annual cumulative, non-compounded return. Alternatively, if the Company’s shares are listed on a national securities exchange, CR IV Management will be entitled to a subordinated performance fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing, exceeds the sum of the total amount of capital raised from stockholders and the amount of distributions necessary to generate an 8.0% annual cumulative, non-compounded return to stockholders. As an additional alternative, upon termination of the advisory agreement, CR IV Management may be entitled to a subordinated performance fee similar to the fee to which CR IV Management would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination. During the three months ended March 31, 2019 and 2018, no subordinated performance fees were incurred related to any such events.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

The Company recorded fees and expense reimbursements as shown in the table below for services provided by CR IV Management or its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Acquisition fees and expenses	$186	$30
Disposition fees	$801	$—
Advisory fees and expenses	$10,019	$10,588
Operating expenses	$974	$1,020
Of the amounts shown above, $5.1 million and $1.5 million had been incurred, but not yet paid, for services provided by CR IV Management or its affiliates in connection with the acquisition, disposition and operations activities during the three months ended March 31, 2019 and 2018, respectively, and such amounts were recorded as liabilities of the Company as of such dates.
Due to Affiliates
As of March 31, 2019 and December 31, 2018, $5.1 million and $5.2 million, respectively, had been incurred primarily for disposition fees and operating expenses by CR IV Management or its affiliates, but had not yet been reimbursed by the Company. These amounts were included in due to affiliates in the condensed consolidated balance sheets for such periods.
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
Services Agreement
VEREIT Operating Partnership, L.P. (“VEREIT OP”), a former affiliated entity of the Company’s sponsor, was obligated to provide certain services to CCO Group and to the Company (the “Services Agreement”) through March 31, 2019 (or, if later, the date of the last government filing other than a tax filing made by the Company, CCPT V, CCIT II, CCIT III and/or CIM Income NAV with respect to its 2018 fiscal year) (the “Initial Services Term”), and is obligated to provide consulting and research services through December 31, 2023, as requested by CCO Group, LLC.
Prior to March 31, 2019, substantially all of the services that were provided by VEREIT OP during the Initial Services Term, including but not limited to any advisory, dealer manager and property management services, were transitioned to, and are provided directly by, our sponsor, advisor, dealer manager or an affiliate thereof.
NOTE 13 — STOCKHOLDERS’ EQUITY
Equity-Based Compensation
On August 10, 2018, the Board approved the adoption of the Cole Credit Property Trust IV, Inc. 2018 Equity Incentive Plan (the “Plan”), under which 400,000 of the Company’s common shares were reserved for issuance and share awards of 386,000 are available for future grant as of March 31, 2019. On October 1, 2018, the Company granted awards of approximately 3,500 restricted shares to each of the independent members of the Board (approximately 14,000 restricted shares in aggregate) under the Plan, which fully vest on October 1, 2019 based on one year of continuous service. As of March 31, 2019 and December 31, 2018, none of the restricted shares had vested or been forfeited. The fair value of the Company’s share awards is determined using the Company’s NAV per share on the date of grant. Compensation expense related to these restricted shares is recognized over the vesting period. The Company recorded compensation expense of $32,000 for the three months ended March 31, 2019 related to these restricted shares included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

As of March 31, 2019, there was $66,000 of total unrecognized compensation expense related to these restricted shares, which will be recognized ratably over the remaining period of service prior to October 1, 2019.
NOTE 14 — LEASES
The Company’s real estate assets are leased to tenants under operating leases for which the terms, expirations and extension options vary. The Company’s operating leases do not convey to the lessee the right to purchase the underlying asset upon expiration of the lease period. To determine whether a contract contains a lease, the Company carefully reviews contracts to determine if the agreement conveys the right to control the use of an asset. The Company elected to apply the practical expedient for all of the Company’s leases to account for the lease and non-lease components as a single, combined operating lease component under ASC 842. Non-lease components primarily consist of maintenance services, including CAM, real estate taxes, insurance and utilities paid for by the lessor but consumed by the lessee. Non-lease components are considered to be variable rental and other property income and are recognized in the period incurred.
As of March 31, 2019, the leases had a weighted-average remaining term of 9.0 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As of March 31, 2019, the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, was as follows (in thousands):

Future Minimum Rental Income
Remainder of 2019	$257,193
2020	335,607
2021	319,932
2022	304,735
2023	278,910
Thereafter	1,696,963
Total	$3,193,340
As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, Topic 840, the following table summarizes the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, as of December 31, 2018 (in thousands):

Year Ending December 31,	Future Minimum Rental Income
2019	$352,699
2020	343,991
2021	327,661
2022	311,858
2023	284,510
Thereafter	1,718,650
Total	$3,339,369

COLE CREDIT PROPERTY TRUST IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

A certain amount of the Company’s rental and other property income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the three months ended March 31, 2019 and 2018, the amount of the contingent rent earned by the Company was not significant.
Rental and other property income during the three months ended March 31, 2019 and 2018 consisted of the following (in thousands):

	Three Months Ended March 31,
	2019	2018
Fixed rental and other property income	$89,765	$93,871
Variable rental and other property income	14,997	15,632
Total rental and other property income	$104,762	$109,503
The Company has one property subject to a non-cancelable operating ground lease with a remaining term of 14.4 years. Upon initial adoption of ASC 842, the Company recognized a lease liability (in deferred rental income and other liabilities) and a related ROU asset (in prepaid expenses, derivative assets and other assets) of $2.7 million in the condensed consolidated balance sheets. The lease liability and ROU asset were initially measured at the present value of the future minimum lease payments using a discount rate of 4.3%. This reflects the Company’s incremental borrowing rate, which was calculated based on the interest rate the Company would incur to borrow on a fully collateralized basis over a term similar to the lease.

The Company recognized $63,000 of ground lease expense, of which $61,000 was paid in cash, during the three months ended March 31, 2019. As of March 31, 2019, the Company’s schedule future minimum rental payments related to its operating ground lease is approximately $188,000 for the remainder of 2019, $250,000 annually for 2020 through 2023, and $2.4 million thereafter through the maturity date of the lease in August 2033.
NOTE 15 — SUBSEQUENT EVENTS
The following events occurred subsequent to March 31, 2019:
Redemption of Shares of Common Stock
Subsequent to March 31, 2019, the Company redeemed approximately 2.4 million shares pursuant to the Company’s share redemption program for $21.1 million (at an average price per share of $8.65). Management, in its discretion, limited the amount of shares redeemed for the three months ended March 31, 2019 to an amount equal to net proceeds the Company received from the sale of shares in the DRIP Offerings during the respective period. The remaining redemption requests received during the three months ended March 31, 2019 totaling approximately 17.2 million shares went unfulfilled.
Property Dispositions
Subsequent to March 31, 2019, the Company disposed of three commercial real estate properties for a gross sales price of $26.7 million, resulting in net proceeds of $25.9 million after closing costs and disposition fees to CR IV Management or its affiliates, and a gain of approximately $2.9 million. The Company has no continuing involvement with these properties.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. Certain risks may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a complete discussion of such risk factors, see Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in “Part I — Financial Information” of this Quarterly Report on Form 10-Q, including the notes to the condensed consolidated financial statements contained therein, and the terms “we,” “us,” “our” and the “Company” refer to Cole Credit Property Trust IV, Inc.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” (within the meaning of the federal securities laws, Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect our expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by the use of words such as “may,” “will,” “seek,” “expects,” “anticipates,” “believes,” “targets,” “intends,” “should,” “estimates,” “could,” “continue,” “assume,” “projects,” “plans” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or new information, future events or otherwise, except as may be required to satisfy our obligations under federal securities law. The forward-looking statements should be read in light of the risk factors identified in Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2018.
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

•	We could be subject to risks associated with bankruptcies or insolvencies of tenants or from tenant defaults generally.

•	We have substantial indebtedness, which may affect our ability to pay distributions, and expose us to interest rate fluctuation risk and the risk of default under our debt obligations.

•	We are subject to risks associated with the incurrence of additional secured or unsecured debt.

•	We may not be able to maintain profitability.

•	We may not generate cash flows sufficient to pay our distributions to stockholders or meet our debt service obligations.

•	We may be affected by risks resulting from losses in excess of insured limits.

•	We may fail to remain qualified as a REIT for U.S. federal income tax purposes.

•	Our advisor has the right to terminate the advisory agreement upon 60 days’ written notice without cause or penalty.

Definitions
We use certain defined terms throughout this Quarterly Report on Form 10-Q that have the following meanings:
The phrase “annualized rental income” refers to the straight-line rental revenue under our leases on operating properties owned as of the respective reporting date, which includes the effect of rent escalations and any tenant concessions, such as free rent, and excludes any contingent rent, such as percentage rent. Management uses annualized rental income as a basis for tenant, industry and geographic concentrations and other metrics within the portfolio. Annualized rental income is not indicative of future performance.
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
Following the acquisition of CCO Group, LLC in February 2018, pursuant to the Services Agreement, VEREIT OP was obligated to provide certain services to CCO Group and to us. VEREIT OP was obligated to provide such services through March 31, 2019 (or, if later, the date of the last government filing other than a tax filing made by us, CCPT IV, CCIT II, CCIT III and/or CIM Income NAV with respect to its 2018 fiscal year) and is obligated to provide consulting and research services through December 31, 2023 as requested by CCO Group, LLC.
Prior to March 31, 2019, substantially all of the services provided by VEREIT OP during the Initial Services Term, including but not limited to any advisory, dealer manager and property management services, were transitioned to, and are provided directly by, our sponsor, advisor, dealer manager or an affiliate thereof.
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
Our operating results and cash flows are primarily influenced by rental and other property income from our commercial properties, interest expense on our indebtedness and acquisition and operating expenses. As 95.7% of our rentable square feet was under lease, including any month-to-month agreements, as of March 31, 2019, with a weighted average remaining lease term of 9.0 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. CR IV Management regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, any available credit rating agency reports on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If CR IV Management identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property or identifying a possible replacement tenant should the current tenant fail to perform on the lease.

We have primarily acquired core commercial real estate assets principally consisting of necessity retail properties located throughout the United States. As of March 31, 2019, we owned 857 properties, including nine properties owned through the Consolidated Joint Venture, comprising 25.6 million rentable square feet of commercial space located in 45 states.
In addition to core commercial real estate assets, we intend to also focus on originating, acquiring, financing and managing commercial mortgage loans and other commercial real estate debt investments, commercial mortgage‑backed securities (“CMBS”), corporate credit investments, and other commercial real estate investments in the U.S. As of March 31, 2019, our loan portfolio consisted of four loans with a net book value of $85.1 million. Over the next 12-24 months, we expect, subject to market conditions, to sell a portion of our anchored shopping center portfolio and certain single tenant properties and redeploy the proceeds from those sales into commercial mortgage loans and other credit investments in which our sponsor and its affiliates have expertise.
Operating Highlights and Key Performance Indicators
2019 Activity

•	Disposed of 34 properties, consisting of 31 retail properties and three anchored shopping centers, excluding a related outparcel of land, for an aggregate sales price of $124.3 million.

•	Total debt decreased by $111.6 million, from $2.53 billion to $2.42 billion.
Portfolio Information
As of March 31, 2019, we owned 857 properties located in 45 states, the gross rentable square feet of which was 95.7% leased, including any month-to-month agreements, with a weighted average lease term remaining of 9.0 years. As of March 31, 2019, no single tenant or geographic location accounted for greater than 10% of our 2019 annualized rental income. As of March 31, 2019, we had certain industry concentrations in our property holdings. In particular, we had tenants in the discount store and pharmacy industries, which accounted for 14% and 10%, respectively, of our 2019 annualized rental income.
The following table shows the property statistics of our real estate assets as of March 31, 2019 and 2018:

	As of March 31,
	2019	2018
Number of commercial properties	857	908
Rentable square feet (in thousands) (1)	25,637	26,877
Percentage of rentable square feet leased	95.7%	97.0%
Percentage of investment-grade tenants (2)	38.4%	38.7%

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

During the three months ended March 31, 2019 and 2018, the Company did not acquire any properties.
Results of Operations
Overview
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate in general, that may reasonably be expected to have a material impact on our results from the acquisition, management and operation of properties other than those listed in the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Comparison of the Three Months Ended March 31, 2019 and 2018
A total of 855 properties were acquired before January 1, 2018 and represent our “same store” properties during the three months ended March 31, 2019 and 2018. “Non-same store” properties, for purposes of the table below, includes properties acquired on or after January 1, 2018. The following table details the components of net operating income broken out between same store and non-same store properties (dollar amounts in thousands):

	Total			Same Store			Non-Same Store (1)
	For the Three Months Ended March 31,			For the Three Months Ended March 31,			For the Three Months Ended March 31,
	2019	2018	Change	2019	2018	Change	2019	2018	Change
Rental and other property income	$104,762	$109,503	$(4,741)	$101,431	$104,558	$(3,127)	$3,331	$4,945	$(1,614)

Property operating expenses	9,317	8,558	759	8,400	8,067	333	917	491	426
Real estate tax expenses	9,418	9,554	(136)	9,284	9,121	163	134	433	(299)
Total property operating expenses	18,735	18,112	623	17,684	17,188	496	1,051	924	127

Net operating income	$86,027	$91,391	$(5,364)	$83,747	$87,370	$(3,623)	$2,280	$4,021	$(1,741)

Interest income	$4,498	$—	$4,498
General and administrative expenses	(3,447)	(3,316)	(131)
Advisory fees and expenses	(10,019)	(10,588)	569
Transaction-related expenses	(191)	(35)	(156)
Depreciation and amortization	(31,992)	(34,991)	2,999
Impairment	(20,073)	—	(20,073)
Gain on disposition of real estate, net	9,940	264	9,676
Interest expense and other, net	(25,892)	(23,652)	(2,240)
Net income	$8,851	$19,073	$(10,222)
______________________

(1)	Includes income from properties disposed of subsequent to January 1, 2018.
Net Operating Income
Same store property net operating income decreased $3.6 million during the three months ended March 31, 2019, as compared to the same period in 2018. The decrease was primarily due to the decrease in same store occupancy to 95.8% from 97.0% as of March 31, 2019 and 2018, respectively. Additionally, tenant bankruptcies at 17 same store properties accounted for $1.6 million of the net decrease in rental and other property income for the three months ended March 31, 2019.
Non-same store property net operating income decreased $1.7 million during the three months ended 2019, as compared to the same period in 2018. The decrease is primarily due to the disposition of 34 properties during the three months ended March 31, 2019.

General and Administrative Expenses
The primary general and administrative expense items are operating expense reimbursements to our advisor, escrow and trustee fees, state franchise and income taxes, office expenses and accounting fees.
The increase in general and administrative expenses of $131,000 for the three months ended March 31, 2019, compared to the same period in 2018, was primarily due to an increase in operating expense reimbursements to our advisor and office expenses, offset by a decrease in proxy expenses for our annual meeting of stockholders.
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
The decrease in advisory fees and expenses of $569,000 during the three months ended March 31, 2019, as compared to the same period in 2018, was due to a decrease in our average invested assets to $5.1 billion over the three months ended March 31, 2019, compared to $5.4 billion over the three months ended March 31, 2018.
Transaction-Related Expenses
We pay CR IV Management or its affiliates acquisition fees of up to 2.0% of: (1) the contract purchase price of each property or asset we acquire; (2) the amount paid in respect of the development, construction or improvement of each asset we acquire; (3) the purchase price of any loan we acquire; and (4) the principal amount of any loan we originate. We also reimburse CR IV Management or its affiliates for transaction-related expenses incurred in the process of acquiring a property or the origination or acquisition of a loan, so long as the total acquisition fees and expenses relating to the transaction do not exceed 6.0% of the contract purchase price, unless otherwise approved by a majority of our Board, including a majority of our independent directors, as commercially competitive, fair and reasonable to us. Other transaction-related expenses, such as advisor reimbursements for disposition activities, are expensed as incurred.
The increase in transaction-related expenses of $156,000 during the three months ended March 31, 2019, as compared to the same period in 2018, was primarily due to reimbursements to our advisor related to the 34 dispositions that occurred during the three months ended March 31, 2019, compared to one disposition during the three months ended March 31, 2018.
Depreciation and Amortization
The decrease in depreciation and amortization expenses of $3.0 million during the three months ended March 31, 2019, as compared to the same period in 2018, was primarily due to the disposition of 53 properties subsequent to March 31, 2018, offset by recognizing a full period of depreciation and amortization expenses on the one property acquired in 2018.
Impairment
Impairments increased $20.1 million during the three months ended March 31, 2019, as compared to the same period in 2018, due to seven properties that were deemed to be impaired, resulting in impairment charges of $20.1 million during the three months ended March 31, 2019, compared to no impaired properties during the three months ended March 31, 2018.
Gain on Disposition of Real Estate, Net
The increase in gain on disposition of real estate during the three months ended March 31, 2019, as compared to the same period in 2018, was primarily due to the disposition of 34 properties for a gain of $9.9 million during the three months ended March 31, 2019 compared to the disposition of one property for a gain of $264,000 during the three months ended March 31, 2018.
Interest Expense and Other, Net
Interest expense and other, net also includes amortization of deferred financing costs.
The increase in interest expense and other, net, of $2.2 million for the three months ended March 31, 2019, as compared to the same period in 2018, was primarily due to an increase in the weighted average interest rate from 3.6% as of March 31, 2018 to 4.1% as of March 31, 2019.

Distributions
On a quarterly basis, our Board authorizes a daily distribution for the succeeding quarter. The Board authorized the following daily distribution amounts per share for the periods indicated below:

Period Commencing	Period Ending	Daily Distribution Amount
April 14, 2012	December 31, 2012	$0.001707848
January 1, 2013	December 31, 2015	$0.001712523
January 1, 2016	December 31, 2016	$0.001706776
January 1, 2017	September 30, 2019	$0.001711452
As of March 31, 2019, we had distributions payable of $16.5 million.
The following table presents distributions and sources of distributions for the periods indicated below (dollar amounts in thousands):

	Three Months Ended March 31,
	2019		2018
	Amount	Percent	Amount	Percent
Distributions paid in cash	$26,716	56%	$24,378	51%
Distributions reinvested	21,247	44%	23,618	49%
Total distributions	$47,963	100%	$47,996	100%
Sources of distributions:
Net cash provided by operating activities (1)	$47,963	100%	$47,996	100%
____________________________________

(1)
Includes cash flows from operating activities in excess of distributions from prior periods. Net cash provided by operating activities for the three months ended March 31, 2019 and 2018 was $39.4 million and $56.2 million, respectively.

Share Redemptions
Our share redemption program permits our stockholders to sell their shares of common stock back to us, subject to certain conditions and limitations. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the Secondary DRIP Offering, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the Secondary DRIP Offering. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We received redemption requests of approximately 17.2 million shares for $148.6 million in excess of the net proceeds we received from the issuance of shares under the Secondary DRIP Offering during the three months ended March 31, 2019. Management, in its discretion, limited the amount of shares redeemed for the three months ended March 31, 2019 to an amount equal to net proceeds we received from the sale of shares pursuant to the Secondary DRIP Offering during the respective period. During the three months ended March 31, 2019, we received valid redemption requests under our share redemption program totaling approximately 19.6 million shares, of which we redeemed approximately 2.4 million shares subsequent to March 31, 2019 for $21.1 million at an average redemption price of $8.65 per share. The remaining redemption requests relating to approximately 17.2 million shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of our share redemption program then in effect. The share redemptions were funded with proceeds from the Secondary DRIP Offering.
Liquidity and Capital Resources
General
We expect to utilize proceeds from real estate dispositions, cash flow from operations and future proceeds from secured or unsecured financing to complete future acquisitions and for general corporate uses. The sources of our operating cash flows will primarily be provided by the rental and other property income received from current and future leased properties.

Our Credit Facility provides for borrowings of up to $1.40 billion, which includes a $1.05 billion unsecured Term Loan and up to $350.0 million in unsecured Revolving Loans. As of March 31, 2019, we had $179.9 million in unused capacity under the Credit Facility, subject to borrowing availability. As of March 31, 2019, we also had cash and cash equivalents of $16.2 million.
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related assets and the payment of acquisition-related fees and expenses, operating expenses, distributions, redemptions and interest and principal on current and any future debt financings, including principal repayments of $70.8 million within the next 12 months. We expect to meet our short-term liquidity requirements through cash proceeds from real estate asset dispositions, net cash provided by operations and proceeds from the Secondary DRIP Offering, as well as secured or unsecured borrowings from banks and other lenders to finance our future acquisitions and loan originations. Operating cash flows are expected to increase as additional properties are added to our portfolio. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.
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
Contractual Obligations
As of March 31, 2019, we had debt outstanding with a carrying value of $2.4 billion and a weighted average interest rate of 4.1%. See Note 8 — Notes Payable and Credit Facility to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.
Our contractual obligations as of March 31, 2019 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments — fixed rate debt (2)	$1,128,740	$963	$399,216	$558,047	$170,514
Interest payments — fixed rate debt (3)	154,843	44,285	65,774	40,127	4,657
Principal payments — variable rate debt	69,800	69,800	—	—	—
Interest payments — variable rate debt (4)	2,159	2,159	—	—	—
Principal payments — credit facility	1,219,500	—	1,219,500	—	—
Interest payments — credit facility (5)	142,602	50,819	91,783	—	—
Total	$2,717,644	$168,026	$1,776,273	$598,174	$175,171
____________________________________

(1)	The table does not include amounts due to CR IV Management or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
Principal payment amounts reflect actual payments based on the face amount of notes payable secured by our wholly-owned properties, which excludes the fair value adjustment, net of amortization, of mortgage notes assumed of $309,000 as of March 31, 2019.

(3)
As of March 31, 2019, we had $129.1 million of variable rate debt effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.

(4)
As of March 31, 2019, we had variable rate debt outstanding of $69.8 million with a weighted average interest rate of 5.5%. We used the weighted average interest rate to calculate the debt payment obligations in future periods.

(5)
As of March 31, 2019, the Term Loan outstanding totaled $1.05 billion, $811.7 million of which is subject to interest rate swap agreements. As of March 31, 2019, the weighted average all-in interest rate for the Swapped Term Loan was 4.0%. The remaining $407.8 million outstanding under the Credit Facility had a weighted average interest rate of 4.5% as of March 31, 2019.

We expect to incur additional borrowings in the future to acquire additional properties and other real estate-related assets. There is no limitation on the amount we may borrow against any single improved property. Our borrowings will not exceed 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association Statement of Policy Regarding Real Estate Investment Trusts; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with justification for such excess borrowing. Consistent with CR IV Management’s approach toward the moderate use of leverage, our Board has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. As of March 31, 2019, our ratio of debt to total gross assets net of gross intangible lease liabilities was 49.8% and our ratio of debt to the fair market value of our gross assets was 48.2%. Fair market value is based on the estimated market value of our real estate assets as of December 31, 2017 that were used to determine our estimated per share NAV, and for those assets acquired from January 1, 2018 through March 31, 2019 is based on the purchase price.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to stockholders. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as premiums or discounts, financing and issuance costs, and related accumulated amortization, less all cash and cash equivalents. As of March 31, 2019, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, was 49.4%. The following table provides a reconciliation of the notes payable and credit facility, net balance, as reported on our condensed consolidated balance sheet, to net debt as of March 31, 2019 (dollar amounts in thousands):

Balance as of
March 31, 2019
Notes payable and credit facility, net	$2,406,346
Deferred costs and net premiums (1)	11,694
Less: Cash and cash equivalents	(16,202)
Net debt	$2,401,838

Gross real estate and related assets, net (2)	$4,857,106
Net debt leverage ratio	49.4%
______________________
(1) Deferred costs relate to mortgage notes payable and the term portion of the Credit Facility.
(2) Net of gross intangible lease liabilities. Includes loans held-for-investment principal balance of $84.4 million.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities decreased by $16.8 million for the three months ended March 31, 2019, as compared to the same period in 2018. The change was primarily due to lower non-cash adjustments to net income due to the disposition of 53 properties subsequent to March 31, 2018. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.

Investing Activities. Net cash provided by investing activities increased by $126.1 million for the three months ended March 31, 2019, as compared to the same period in 2018. The increase was primarily due to an increase in proceeds from the disposition of real estate assets of $118.7 million and proceeds from loans held-for-investment of $8.0 million during the three months ended March 31, 2019, compared to the same period in 2018.
Financing Activities. Net cash used in financing activities increased by $102.3 million for the three months ended March 31, 2019, compared to the same period in 2018. The increase was primarily due to an increase in net repayments on the borrowing facilities and notes payable of $102.5 million during the three months ended March 31, 2019, compared to the same period in 2018.
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
Critical Accounting Policies and Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We believe the following critical accounting policies govern the significant judgments and estimates used in the preparation of our financial statements, which should be read in conjunction with the more complete discussion of our accounting policies and procedures included in Note 2 — Summary of Significant Accounting Policies to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018. We consider our critical accounting policies to be the following:

•	Recoverability of Real Estate Assets; and

•	Allocation of Purchase Price of Real Estate Assets.
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2018. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the period ended December 31, 2018 and related notes thereto.
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
Conflicts of Interest
Richard S. Ressler, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates, is the chairman of the board, chief executive officer and president of CCIT III and CIM Income NAV, a director of CCPT V and CCIT II, and vice president of CR IV Management. One of our directors, Avraham Shemesh, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates, serves as the chairman of the board of CCIT II and CCPT V and as a director of CCIT III and CIM Income NAV, and is president and treasurer of CR IV Management. One of our independent directors, W. Brian Kretzmer, also serves as an independent director of CCIT III and CIM Income NAV. Nathan D. DeBacker, our chief financial officer and treasurer, who is also an officer of other real estate programs sponsored by CCO Group, is vice president of CR IV Management and is an officer of certain of its affiliates. In addition, affiliates of CR IV Management act as an advisor to CCPT V, CCIT II, CCIT III and CIM Income NAV, all of which are public, non-listed REITs sponsored or operated by CCO Group. As such, there are conflicts of interest where CR IV Management or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for CIM or another real estate program sponsored or operated by CIM or CCO Group, including other real estate offerings in registration, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management, among others. The compensation arrangements between affiliates of CR IV Management and these other real estate programs sponsored or operated by CCO Group could influence the advice provided to us. See Part I, Item 1. Business — Conflicts of Interest in our Annual Report on Form 10-K for the year ended December 31, 2018.
Off-Balance Sheet Arrangements
As of March 31, 2019 and December 31, 2018, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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
Interest Rate Risk
As of March 31, 2019, we had variable rate debt of $477.6 million, excluding any debt subject to interest rate swap agreements, and therefore, we are exposed to interest rate changes in LIBOR. As of March 31, 2019, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $2.4 million per year.
As of March 31, 2019, we had six interest rate swap agreements outstanding, which mature on various dates from October 2020 through July 2021, with an aggregate notional amount of $940.8 million and an aggregate fair value of the net derivative asset of $5.7 million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of March 31, 2019, an increase of 50 basis points in interest rates would result in a change of $8.6 million to the fair value of the net derivative asset, resulting in a net derivative asset of $14.3 million. A decrease of 50 basis points in interest rates would result in a $8.7 million change to the fair value of the net derivative asset, resulting in a net derivative liability of $3.0 million.
As the information presented above includes only those exposures that existed as of March 31, 2019, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2019 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2019, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or to which our properties are the subject.

Item 1A.	Risk Factors
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Our share redemption program permits our stockholders to sell their shares of common stock back to us, subject to significant conditions and limitations. Under our share redemption program, we will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the Secondary DRIP Offering, net of shares redeemed to date. In addition, generally we will limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the Secondary DRIP Offering. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We received redemption requests of approximately 17.2 million shares for $148.6 million in excess of the net proceeds we received from the issuance of shares under the Secondary DRIP Offering during the three months ended March 31, 2019. Management, in its discretion, limited the amount of shares redeemed for the three months ended March 31, 2019 to shares received from the Secondary DRIP Offering during the period. The estimated per share NAV of $8.65 determined by the Board as of December 31, 2018 serves as the most recent estimated value for purposes of the share redemption program, effective March 26, 2019, until such time as the Board determines a new estimated per share NAV.
In general, we redeem shares on a quarterly basis. During the three months ended March 31, 2019, we redeemed shares, including those redeemable due to death, as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2019 - January 31, 2019	—	$—		(1)
February 1, 2019 - February 28, 2019	2,318,146	$9.37	2,318,146	(1)
March 1, 2019 - March 31, 2019	359	$9.37	359	(1)
Total	2,318,505		2,318,505	(1)
____________________________________

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
Unregistered Sales of Equity Securities
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

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
Date: May 13, 2019