Form 10-Q
period 2019-09-30
CIM REAL ESTATE FINANCE TRUST, INC.
filed 2019-11-14
CIK 1498547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 000-54939

CIM REAL ESTATE FINANCE TRUST, INC.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 4, 2019, there were approximately 310.5 million shares of common stock, par value $0.01 per share, of CIM Real Estate Finance Trust, Inc. outstanding.

CIM REAL ESTATE FINANCE TRUST, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands, except share and per share amounts) (Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Real estate assets:
Land	$757,211	$1,172,449
Buildings, fixtures and improvements	1,938,909	3,271,592
Intangible lease assets	333,743	554,868
Total real estate assets, at cost	3,029,863	4,998,909
Less: accumulated depreciation and amortization	(384,414)	(597,756)
Total real estate assets, net	2,645,449	4,401,153
Loans held-for-investment and related receivables, net	186,952	89,762
Cash and cash equivalents	6,595	10,533
Restricted cash	11,381	9,141
Rents and tenant receivables	83,073	81,686
Prepaid expenses and other assets	10,684	16,229
Deferred costs, net	1,423	2,087
Assets held for sale	1,449,301	6,780
Total assets	$4,394,858	$4,617,371
LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and credit facility, net	$2,437,534	$2,516,914
Accounts payable and accrued expenses	33,016	25,014
Due to affiliates	7,365	5,156
Intangible lease liabilities, net	23,041	36,418
Distributions payable	15,979	16,518
Deferred rental income, derivative liabilities and other liabilities	18,939	16,254
Total liabilities	2,535,874	2,616,274
Commitments and contingencies
Redeemable common stock and noncontrolling interest	183,641	184,247
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 490,000,000 shares authorized, 311,268,549 and 311,381,396 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	3,113	3,114
Capital in excess of par value	2,606,885	2,607,330
Accumulated distributions in excess of earnings	(929,743)	(804,617)
Accumulated other comprehensive (loss) income	(4,912)	11,023
Total stockholders’ equity	1,675,343	1,816,850
Total liabilities, redeemable common stock, noncontrolling interest and stockholders’ equity	$4,394,858	$4,617,371
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Rental and other property income	$99,552	$105,705	$304,764	$322,603
Interest income	5,927	—	15,504	—
Total revenues	105,479	105,705	320,268	322,603
Operating expenses:
General and administrative	3,634	3,678	10,374	10,748
Property operating	7,199	7,154	23,383	22,213
Real estate tax	8,933	9,597	27,795	28,614
Management and advisory fees and expenses	10,852	10,917	31,062	32,360
Transaction-related	383	306	2,091	509
Depreciation and amortization	26,766	34,290	88,900	106,772
Impairment	24,008	—	57,163	—
Total operating expenses	81,775	65,942	240,768	201,216
Gain (loss) on disposition of real estate, net	5,790	(171)	19,190	2,080
Operating income	29,494	39,592	98,690	123,467
Other expense:
Interest expense and other, net	(26,921)	(24,687)	(78,260)	(71,664)
Net income	2,573	14,905	20,430	51,803
Net income allocated to noncontrolling interest	32	33	99	100
Net income attributable to the Company	$2,541	$14,872	$20,331	$51,703
Weighted average number of common shares outstanding:
Basic and diluted	311,267,395	311,426,766	311,322,003	311,504,309
Net income per common share:
Basic and diluted	$0.01	$0.05	$0.07	$0.17
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (in thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$2,573	$14,905	$20,430	$51,803
Other comprehensive (loss) income
Unrealized (loss) gain on interest rate swaps	(600)	2,770	(12,401)	17,106
Amount of gain reclassified from other comprehensive income into income as interest expense and other, net	(783)	(1,223)	(3,534)	(3,224)
Total other comprehensive (loss) income	(1,383)	1,547	(15,935)	13,882

Comprehensive income	1,190	16,452	4,495	65,685
Comprehensive income allocated to noncontrolling interest	32	33	99	100
Comprehensive income attributable to the Company	$1,158	$16,419	$4,396	$65,585
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (in thousands, except share amounts) (Unaudited)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance as of January 1, 2019	311,381,396	$3,114	$2,607,330	$(804,617)	$11,023	$1,816,850
Issuance of common stock	2,267,609	22	21,225	—	—	21,247
Equity-based compensation	—	—	32	—	—	32
Distributions declared on common stock — $0.15 per common share	—	—	—	(47,963)	—	(47,963)
Redemptions of common stock	(2,318,505)	(23)	(21,701)	—	—	(21,724)
Changes in redeemable common stock	—	—	(67)	—	—	(67)
Comprehensive income (loss)	—	—	—	8,817	(5,321)	3,496
Balance as of March 31, 2019	311,330,500	$3,113	$2,606,819	$(843,763)	$5,702	$1,771,871
Issuance of common stock	2,436,153	25	21,048	—	—	21,073
Equity-based compensation	—	—	32	—	—	32
Distributions declared on common stock — $0.16 per common share	—	—	—	(48,487)	—	(48,487)
Redemptions of common stock	(2,440,984)	(25)	(21,090)	—	—	(21,115)
Changes in redeemable common stock	—	—	42	—	—	42
Comprehensive income (loss)	—	—	—	8,973	(9,231)	(258)
Balance as of June 30, 2019	311,325,669	$3,113	$2,606,851	$(883,277)	$(3,529)	$1,723,158
Issuance of common stock	2,361,229	24	20,401	—	—	20,425
Equity-based compensation	—	—	34	—	—	34
Distributions declared on common stock — $0.16 per common share	—	—	—	(49,007)	—	(49,007)
Redemptions of common stock	(2,418,349)	(24)	(20,895)	—	—	(20,919)
Changes in redeemable common stock	—	—	494	—	—	494
Comprehensive income (loss)	—	—	—	2,541	(1,383)	1,158
Balance as of September 30, 2019	311,268,549	$3,113	$2,606,885	$(929,743)	$(4,912)	$1,675,343

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (in thousands, except share amounts) (Unaudited) – (Continued)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance as of January 1, 2018	311,582,319	$3,116	$2,607,300	$(646,834)	$6,630	$1,970,212
Cumulative effect of accounting changes	—	—	—	(487)	487	—
Issuance of common stock	2,343,076	23	23,595	—	—	23,618
Distributions declared on common stock — $0.15 per common share	—	—	—	(47,993)	—	(47,993)
Redemptions of common stock	(2,411,145)	(24)	(24,280)	—	—	(24,304)
Changes in redeemable common stock	—	—	686	—	—	686
Comprehensive income	—	—	—	19,039	9,390	28,429
Balance as of March 31, 2018	311,514,250	$3,115	$2,607,301	$(676,275)	$16,507	$1,950,648
Cumulative effect of accounting changes	—	—	—	(1)	1	—
Issuance of common stock	2,502,612	25	23,424	—	—	23,449
Distributions declared on common stock — $0.16 per common share	—	—	—	(48,512)	—	(48,512)
Redemptions of common stock	(2,515,287)	(25)	(23,548)	—	—	(23,573)
Changes in redeemable common stock	—	—	119	—	—	119
Comprehensive income	—	—	—	17,792	2,945	20,737
Balance as of June 30, 2018	311,501,575	$3,115	$2,607,296	$(706,996)	$19,453	$1,922,868
Issuance of common stock	2,429,894	25	22,744	—	—	22,769
Distributions declared on common stock — $0.16 per common share	—	—	—	(49,037)	—	(49,037)
Redemptions of common stock	(2,491,056)	(26)	(23,316)	—	—	(23,342)
Changes in redeemable common stock	—	—	573	—	—	573
Comprehensive income	—	—	—	14,872	1,547	16,419
Balance as of September 30, 2018	311,440,413	$3,114	$2,607,297	$(741,161)	$21,000	$1,890,250
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands) (Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$20,430	$51,803
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	87,584	105,540
Amortization of deferred financing costs	3,945	4,028
Amortization of fair value adjustment of mortgage notes payable assumed	(67)	(66)
Amortization and (accretion) on deferred loan fees	(2,319)	—
Capitalized interest income	(7,428)	—
Equity-based compensation	98	—
Straight-line rental income, net	(4,126)	(6,054)
Gain on disposition of real estate assets, net	(19,190)	(2,080)
Amortization of gain on swap termination	(14)	—
Impairment of real estate assets	57,163	—
Write-off of deferred financing costs	232	—
Changes in assets and liabilities:
Rents and tenant receivables	2,299	(505)
Prepaid expenses and other assets	(4,994)	(1,478)
Accounts payable and accrued expenses	7,638	7,221
Deferred rental income and other liabilities	(2,717)	(1,788)
Due from affiliates	—	56
Due to affiliates	2,209	639
Net cash provided by operating activities	140,743	157,316
Cash flows from investing activities:
Investment in real estate assets	(6,165)	—
Capital expenditures	(15,209)	(6,087)
Origination and purchase of loans held-for-investment	(102,440)	—
Proceeds from loans held-for-investment	14,445	—
Origination and exit fees received on loans held-for-investment	497	—
Net proceeds from disposition of real estate assets	196,480	18,356
Payment of property escrow deposits	(350)	—
Refund of property escrow deposits	350	—
Proceeds from the settlement of insurance claims	20	240
Net cash provided by investing activities	87,628	12,509
Cash flows from financing activities:
Redemptions of common stock	(63,758)	(71,219)
Distributions to stockholders	(83,251)	(76,250)
Proceeds from notes payable and credit facility	402,000	138,000
Repayments of notes payable and credit facility	(484,771)	(160,089)
Deferred financing costs paid	(53)	—
Distributions to noncontrolling interest	(236)	(200)
Net cash used in financing activities	(230,069)	(169,758)
Net (decrease) increase in cash and cash equivalents and restricted cash	(1,698)	67
Cash and cash equivalents and restricted cash, beginning of period	19,674	13,843
Cash and cash equivalents and restricted cash, end of period	$17,976	$13,910
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$6,595	$3,609
Restricted cash	11,381	10,301
Total cash and cash equivalents and restricted cash	$17,976	$13,910
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited)
NOTE 1 — ORGANIZATION AND BUSINESS
CIM Real Estate Finance Trust, Inc. (formerly known as Cole Credit Property Trust IV, Inc.) (the “Company”) is a non-exchange traded real estate investment trust (“REIT”) formed as a Maryland corporation on July 27, 2010, that elected to be taxed, and currently qualifies, as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2012. The Company operates a diversified portfolio of core commercial real estate assets primarily consisting of net leased properties located throughout the United States. As of September 30, 2019, the Company owned 849 properties, including nine properties owned through a consolidated joint venture arrangement (the “Consolidated Joint Venture”), comprising 25.1 million rentable square feet of commercial space located in 45 states. As of September 30, 2019, the rentable square feet at these properties was 96.2% leased, including month-to-month agreements, if any. As of September 30, 2019, there were 474 properties identified as held for sale. See Note 4 — Real Estate Assets to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of the held for sale properties as of September 30, 2019. The Company intends to pursue a more diversified investment strategy across the capital structure, ultimately as a mortgage REIT, by balancing the Company’s existing core of necessity commercial real estate assets leased to creditworthy tenants under long-term net leases with a portfolio of commercial mortgage loans and other credit investments in which the Company’s sponsor and its affiliates have expertise. As of September 30, 2019, the Company’s loan portfolio consisted of nine loans with a net book value of $187.0 million.
Substantially all of the Company’s business is conducted through CIM Real Estate Finance Operating Partnership, LP (formerly known as Cole Operating Partnership IV, LP), a Delaware limited partnership, of which the Company is the sole general partner and owns, directly or indirectly, 100% of the partnership interests.
The Company is externally managed by CIM Real Estate Finance Management, LLC (formerly known as Cole REIT Management IV, LLC), a Delaware limited liability company (“CMFT Management”), an affiliate of CIM Group, LLC (“CIM”), a community-focused real estate and infrastructure owner, operator, lender and developer of real assets. CIM’s in-house, multidisciplinary expertise includes research, acquisition, credit analysis, development, finance, leasing, and property management capabilities. CIM is headquartered in Los Angeles, California with offices in Oakland, California; Bethesda, Maryland; Dallas, Texas; New York, New York; Chicago, Illinois; Phoenix, Arizona; Orlando, Florida and Tokyo, Japan.
CCO Group, LLC owns and controls CMFT Management, the Company’s advisor, and is the indirect owner of CCO Capital, LLC (“CCO Capital”), the Company’s dealer manager, and CREI Advisors, LLC (“CREI Advisors”), the Company’s property manager. CCO Group, LLC and its subsidiaries (collectively, “CCO Group”) serve as the Company’s sponsor and as a sponsor to Cole Credit Property Trust V, Inc. (“CCPT V”), Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”), Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”) and CIM Income NAV, Inc. (formerly known as Cole Real Estate Income Strategy (Daily NAV), Inc.) (“CIM Income NAV”).
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
The Company registered $247.0 million of shares of common stock under a distribution reinvestment plan (the “DRIP”) (the “Initial DRIP Offering”), which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 19, 2013 and automatically became effective with the SEC upon filing. The Company ceased issuing shares under the Initial DRIP Offering effective as of June 30, 2016. At the completion of the Initial DRIP Offering, a total of approximately $241.7 million of common stock had been issued. The remaining $5.3 million of unsold shares from the Initial DRIP Offering were deregistered.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

The Company’s board of directors (the “Board”) establishes an updated estimated per share net asset value (“NAV”) of the Company’s common stock on at least an annual basis for purposes of assisting broker-dealers that participated in the Offering in meeting their customer account reporting obligations under National Association of Securities Dealers Conduct Rule 2340. Distributions are reinvested in shares of the Company’s common stock under the DRIP at the estimated per share NAV as determined by the Board. Additionally, the estimated per share NAV as determined by the Board serves as the per share NAV for purposes of the share redemption program. On March 20, 2019, the Board established an updated estimated per share NAV of the Company’s common stock, using a valuation date of December 31, 2018, of $8.65 per share. Commencing on March 26, 2019, distributions are reinvested in shares of the Company’s common stock under the DRIP at a price of $8.65 per share. The Board previously established per share NAVs as of August 31, 2015, September 30, 2016, December 31, 2016 and December 31, 2017. The Company’s estimated per share NAVs are not audited or reviewed by its independent registered public accounting firm.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

to be the primary beneficiary of the VIE, and the difference between consolidating the VIE and accounting for it using the equity method could be material to the Company’s condensed consolidated financial statements. The Company continually evaluates the need to consolidate any VIEs based on standards set forth in GAAP as described above.
As of September 30, 2019 and December 31, 2018, the Company determined that it had a controlling interest in the Consolidated Joint Venture and therefore met the GAAP requirements for consolidation.
Reclassifications
Certain amounts in the Company’s prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation.
In November 2018, the SEC finalized the Disclosure Update Simplification Project, which eliminated Rule 3-15(a)(1) reporting of Gain or Loss on Sale of Properties by REITs. To conform with Accounting Standards Codification (“ASC”) 360, Property, Plant, and Equipment and the SEC rule change, the Company has classified the gain on dispositions of real estate assets, net as operating income in the Company’s condensed consolidated statements of operations. This change resulted in a decrease in operating income of $171,000 and an increase of $2.1 million during the three and nine months ended September 30, 2018, respectively.
The Company combined rental income of $91.8 million and tenant reimbursement income of $13.9 million for the three months ended September 30, 2018, and rental income of $279.0 million and tenant reimbursement income of $43.6 million for the nine months ended September 30, 2018, into a single financial statement line item, rental and other property income, in the condensed consolidated statements of operations for the three and nine months ended September 30, 2018.
Additionally, the Company is combining bad debt expense of $226,000 and straight-line rental income of $6.3 million for the nine months ended September 30, 2018 into a single line item, straight-line rental income, net, of $6.1 million in the condensed consolidated statements of cash flows.
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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. During the nine months ended September 30, 2019, as

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

part of the Company’s quarterly impairment review procedures, the Company recorded impairment charges of $57.2 million related to 26 properties with revised expected holding periods. The Company’s impairment assessment as of September 30, 2019 was based on the most current information available to the Company, including expected holding periods. If the Company’s expected holding periods for assets change, subsequent tests for impairment could result in additional impairment charges in the future. The Company cannot provide any assurance that material impairment charges with respect to the Company’s real estate assets will not occur during 2019 or in future periods. No impairment indicators were identified and no impairment losses were recorded during the nine months ended September 30, 2018. The assumptions and uncertainties utilized in the evaluation of the impairment of real estate assets are discussed in detail in Note 3 — Fair Value Measurements. See also Note 4 — Real Estate Assets for further discussion regarding real estate investment activity. Over the next 12-24 months, the Company expects to sell a substantial portion of its anchored shopping center portfolio and certain single tenant properties. These will be sold in pools or on a standalone basis. As of September 30, 2019, the Company intended to sell properties with a net book value of at least $1.7 billion, subject to market conditions, in addition to the 452 single-tenant properties being sold pursuant to the Purchase and Sale Agreement as discussed further in Note 4 — Real Estate Assets.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the assets related to the property and estimate its fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount is then recorded to reflect the estimated fair value of the property, net of selling costs. As of September 30, 2019, the Company identified 474 properties with a carrying value of $1.4 billion as held for sale. The Company has mortgage notes payable of $373.3 million that are related to the held for sale properties, which the Company expects to repay in connection with the disposition of the underlying held for sale properties. As of December 31, 2018, the Company identified one property with a carrying value of $6.8 million as held for sale, which was sold subsequent to December 31, 2018.
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
Redeemable Noncontrolling Interest in Consolidated Joint Venture
On June 27, 2014, the Company completed the formation of the Consolidated Joint Venture. Pursuant to the joint venture agreement, the joint venture partner has a right to exercise an option (the “Option”), which became effective on June 27, 2016,

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

whereby the Company will be required to purchase the ownership interest of the joint venture partner at fair market value. As of September 30, 2019, the Option has not been exercised. The Company determined it had a controlling interest in the Consolidated Joint Venture and, therefore, met the GAAP requirements for consolidation. The Company recorded net income of $99,000 and paid distributions of $236,000 related to the noncontrolling interest during the nine months ended September 30, 2019. The Company recorded the noncontrolling interest of $2.1 million and $2.3 million as of September 30, 2019 and December 31, 2018, respectively, as temporary equity in the mezzanine section of the condensed consolidated balance sheets, due to the ability to exercise the Option being outside the control of the Company. As of September 30, 2019, the properties owned through the Consolidated Joint Venture are included in assets held for sale in the condensed consolidated balance sheets. See Note 4 — Real Estate Assets for further discussion regarding assets held for sale.
Restricted Cash
The Company had $11.4 million and $9.1 million in restricted cash as of September 30, 2019 and December 31, 2018, respectively. Included in restricted cash was $3.0 million and $3.4 million held by lenders in lockbox accounts, as of September 30, 2019 and December 31, 2018, respectively. As part of certain debt agreements, rents from certain encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess is disbursed to the Company. Also included in restricted cash was $8.4 million and $5.7 million held by lenders in escrow accounts for real estate taxes and other lender reserves for certain properties, in accordance with the associated lender’s loan agreement, as of September 30, 2019 and December 31, 2018, respectively.
Loans Held-for-Investment
The Company has acquired, and may continue to acquire, loans related to real estate assets. The Company may acquire first and second lien mortgage loans, mezzanine loans, bridge loans, wraparound mortgage loans, construction mortgage loans on real property and loans on leasehold interest mortgages. The Company intends to hold the loans held-for-investment for the foreseeable future or until maturity. Loans held-for-investment are carried on the Company’s consolidated balance sheets at amortized cost, net of any allowance for loans receivable losses. Discounts or premiums, origination fees and exit fees are amortized as a component of interest income using the effective interest method over the life of the respective loans. Loan acquisition fees paid to CMFT Management or its affiliates are expensed as incurred and are included in transaction-related expenses on the accompanying condensed consolidated statements of operations.
Interest earned is either received in cash or capitalized to loans held-for-investment and related receivables, net in the Company’s condensed consolidated balance sheets. Interest is capitalized when certain conditions are met as specified in each loan agreement. For the nine months ended September 30, 2019, the Company recorded $15.5 million in interest income, of which $7.4 million was capitalized to loans held-for-investment and related receivables, net.
Generally, an allowance for loan losses is provided when management determines that the Company will be unable to collect any remaining amounts due under the loan agreement. The Company evaluates the collectability of its loans held-for-investment at least quarterly. The evaluation of collectability involves judgment, estimates, and a review of the ability of the borrower to make principal and interest payments and the underlying collateral. For the nine months ended September 30, 2019, the Company recorded no impairment on its loans held-for-investment.
Leases
The Company has lease agreements with lease and non-lease components. The Company has elected to not separate non-lease components from lease components for all classes of underlying assets (primarily real estate assets) and will account for the combined components as rental and other property income. Non-lease components included in rental and other property income include certain tenant reimbursements for maintenance services (including common-area maintenance services or “CAM”), real estate taxes, insurance and utilities paid for by the lessor but consumed by the lessee. As a lessor, the Company has further determined that this policy will be effective only on a lease that has been classified as an operating lease and the revenue recognition pattern and timing is the same for both types of components. Therefore, ASC Topic 842, Leases (“ASC 842”), has been applied to these lease contracts for both types of components. The Company is not a party to any material leases where it is the lessee.
Significant judgments and assumptions are inherent in not only determining if a contract contains a lease, but also the lease classification, terms, payments, and, if needed, discount rates. Judgments include the nature of any options, including if they will be exercised, evaluation of implicit discount rates and the assessment and consideration of “fixed” payments for straight-line rent revenue calculations.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

The Company has an investment in a real estate property that is subject to a ground lease, for which a lease liability and right of use (“ROU”) asset of $2.6 million was recorded as of September 30, 2019. See Note 14 — Leases for a further discussion regarding this ground lease.
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
In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”), which was subsequently amended by ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses (“ASU 2018-19”), in November 2018. ASU 2016-13 and the related updates are intended to improve financial reporting requiring more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held-for-investment, held-to-maturity debt securities, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology under current GAAP. ASU 2018-19 clarified that receivables arising from operating leases are not within the scope of Topic 326. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. ASU

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

2016-13 and ASU 2018-19 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently evaluating the impact this amendment will have on its condensed consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This ASU amends and removes several disclosure requirements including the valuation processes for Level 3 fair value measurements. ASU 2018-13 also modifies some disclosure requirements and requires additional disclosures for changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and requires the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The provisions of ASU 2018-13 are effective January 1, 2020 using a prospective transition method for amendments effecting changes in unrealized gains and losses, significant unobservable inputs used to develop Level 3 fair value measurements and narrative description on uncertainty of measurements. The remaining provisions of ASU 2018-13 are to be applied retrospectively, and early adoption is permitted. The Company is evaluating the impact of this ASU’s adoption, and does not believe this ASU will have a material impact on its condensed consolidated financial statements.
In October 2018, the FASB issued ASU No. 2018-16, Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (“ASU 2018-16”). The amendments in this ASU permit the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes. The SOFR is a volume-weighted median interest rate that is calculated daily based on overnight transactions from the prior day’s activity in specified segments of the U.S. Treasury repo market. It has been selected as the preferred replacement for the U.S. dollar London Interbank Offered Rate (“LIBOR”), which will be phased out by the end of 2021. ASU 2018-16 is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2018-16 is required to be adopted on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after the date of adoption. The Company currently uses LIBOR as its benchmark interest rate in the Company’s interest rate swaps associated with the Company’s LIBOR-based variable rate borrowings. The Company has not entered into any new or redesignated hedging relationships on or after the date of adoption of ASU 2018-16. The Company is evaluating the effect of this new benchmark interest rate option, and does not believe this ASU will have a material impact on its condensed consolidated financial statements.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

Level 3 — Unobservable inputs, which are only used to the extent that observable inputs are not available, reflect the Company’s assumptions about the pricing of an asset or liability.
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Notes payable and credit facility — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of September 30, 2019, the estimated fair value of the Company’s debt was $2.47 billion, compared to a carrying value of $2.45 billion. The estimated fair value of the Company’s debt as of December 31, 2018 was $2.46 billion, compared to a carrying value of $2.53 billion.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2019 and December 31, 2018, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Revenue bonds — The Company’s revenue bonds were acquired in connection with the purchase of an anchored shopping center. The bonds have a 9.0% interest rate and mature on November 1, 2044. These investments are initially recognized in prepaid expenses and other assets on the condensed consolidated balance sheets and are subsequently measured using amortized cost. The fair value estimates of the Company’s revenue bonds are based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques including discounted cash flow analysis. This analysis reflects the contractual terms of the bonds, including the period to maturity, and uses unobservable market-based inputs, including discount rates ranging from 7.75% to 9.0%. As a result, the Company has determined that its revenue bonds are classified in Level 3 of the fair value hierarchy. As of September 30, 2019 and December 31, 2018, the estimated fair value of the Company’s revenue bonds was $2.0 million. The Company has these investments classified as held-to-maturity securities. The Company’s investments in revenue bonds are reviewed for impairment, including the evaluation of changes in events or circumstances that may indicate that the carrying amount of the investment may not be recoverable.
Loans held-for-investment — The Company’s loans held-for-investment are recorded at cost upon origination and adjusted by net loan origination fees and discounts. The Company estimates the fair value of its loans held-for-investment by performing a present value analysis for the anticipated future cash flows using an appropriate market discount rate taking into consideration the credit risk. As a result, the Company has determined that its loans held-for-investment are classified in Level 3 of the fair value hierarchy. As of September 30, 2019, the estimated fair value of the Company’s loans held-for-investment was $182.0 million, compared to its carrying value of $184.4 million. As of December 31, 2018, the Company determined that the estimated fair value of its loans held-for-investment was equal to its carrying value given that the loans were originated during the fourth quarter of 2018.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of September 30, 2019 and December 31, 2018, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

Items Measured at Fair Value on a Recurring Basis
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 (in thousands):

	Balance as of September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Interest rate swaps	$474	$—	$474	$—
Total financial assets	$474	$—	$474	$—
Financial liability:
Interest rate swap	$(5,402)	$—	$(5,402)	$—
Total financial liability	$(5,402)	$—	$(5,402)	$—

	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Interest rate swaps	$10,993	$—	$10,993	$—
Total financial assets	$10,993	$—	$10,993	$—
The following are reconciliations of the changes in financial assets and liabilities with Level 3 inputs in the fair value hierarchy for the nine months ended September 30, 2019 and 2018 (in thousands):

Revenue Bonds
Beginning Balance, December 31, 2018	$2,044
Payments received	(1)
Ending Balance, September 30, 2019	$2,043

Revenue Bonds
Beginning Balance, December 31, 2017	$2,067
Payments received	(5)
Ending Balance, September 30, 2018	$2,062
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
As discussed in Note 4 — Real Estate Assets, during the nine months ended September 30, 2019, real estate assets related to 26 properties totaling approximately 2.6 million square feet were deemed to be impaired and their carrying values were reduced to an estimated fair value of $283.1 million, resulting in impairment charges of $57.2 million. No impairment charges were recorded during the nine months ended September 30, 2018. The Company estimates fair values using Level 3 inputs and using a combined income and market approach, specifically using discounted cash flow analysis and recent comparable sales transactions. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgment and to make certain key assumptions, including, but not limited to, the following: (1) terminal capitalization rates; (2) discount rates; (3) the number of years the property will be held; (4) property operating expenses; and (5) re-leasing assumptions, including the number of months to re-lease, market rental income and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and the future performance and sustainability of the Company’s tenants. For the Company’s impairment tests for the real estate assets during the nine

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

months ended September 30, 2019, the Company used a range of discount rates from 7.4% to 8.0% and terminal capitalization rates from 5.5% to 9.2%.
The following table presents the impairment charges by asset class recorded during the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended
	September 30, 2019	September 30, 2018
Asset class impaired:
Land	$10,006	$—
Buildings, fixtures and improvements	44,249	—
Intangible lease assets	3,159	—
Intangible lease liabilities	(251)	—
Total impairment loss	$57,163	$—
NOTE 4 — REAL ESTATE ASSETS
2019 Property Acquisition
During the nine months ended September 30, 2019, the Company acquired a 100% interest in one commercial property for an aggregate purchase price of $6.2 million (the “2019 Property Acquisition”), which includes $165,000 of external acquisition-related expenses that were capitalized. The Company funded the 2019 Asset Acquisition with proceeds from real estate dispositions and available borrowings. During the nine months ended September 30, 2018, the Company did not acquire any properties.
The following table summarizes the purchase price allocation for the 2019 Property Acquisition (in thousands):

2019 Property Acquisition
Land	$1,501
Buildings, fixtures and improvements	3,804
Acquired in-place leases and other intangibles (1)	860
Total purchase price	$6,165
______________________

(1)	The amortization period for acquired in-place leases and other intangibles is 19.8 years.
2019 Property Dispositions and Real Estate Assets Held for Sale
During the nine months ended September 30, 2019, the Company disposed of 43 properties, consisting of 37 retail properties and six anchored shopping centers, excluding a related outparcel of land, for an aggregate gross sales price of $202.3 million, resulting in proceeds of $196.5 million after closing costs and disposition fees due to CMFT Management or its affiliates, and a gain of $19.2 million. The Company has no continuing involvement with these properties. The gain on sale of real estate is included in gain (loss) on disposition of real estate, net in the condensed consolidated statements of operations. The disposition of these properties did not qualify to be reported as discontinued operations since the disposition did not represent a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the operating results of these disposed properties are reflected in the Company’s results from continuing operations for all periods presented through their respective date of disposition.
As of September 30, 2019, there were 474 properties classified as held for sale with a carrying value of $1.4 billion included in assets held for sale in the accompanying condensed consolidated balance sheets. The Company has mortgage notes payable of $373.3 million that are related to the held for sale properties, which the Company expects to repay in connection with the disposition of the underlying held for sale properties. On September 3, 2019, certain subsidiaries (collectively, the “Seller”) of the Company entered into a purchase and sale agreement (the “Purchase and Sale Agreement”) with Realty Income Corporation (NYSE: O) (the “Purchaser”), a company not affiliated with the Seller, to sell 452 single-tenant properties to the Purchaser, for which the Seller will receive, in the aggregate, approximately $1.25 billion in total consideration at closing. The consideration will be paid mainly in cash, subject to the Purchaser’s option to seek the assumption of certain existing debt, of which it currently anticipates to assume $131 million. The Purchase and Sale Agreement contains

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

certain terms and conditions to closing, and therefore, the Company can give no assurances regarding the closing of this sale of properties.
2019 Impairment
The Company performs quarterly impairment review procedures, primarily through continuous monitoring of events and changes in circumstances that could indicate that the carrying value of certain of its real estate assets may not be recoverable. See Note 2 — Summary of Significant Accounting Policies for a discussion of the Company’s accounting policies regarding impairment of real estate assets.
During the nine months ended September 30, 2019, 26 properties with a carrying value of $340.3 million were deemed to be impaired and their carrying values were reduced to an estimated fair value of $283.1 million, resulting in impairment charges of $57.2 million, which were recorded in the condensed consolidated statements of operations. See Note 3 — Fair Value Measurements for a further discussion regarding these impairment charges. No impairment charges were recorded during the nine months ended September 30, 2018.
2018 Property Dispositions
During the nine months ended September 30, 2018, the Company disposed of 13 retail properties for an aggregate gross sales price of $19.0 million, resulting in proceeds of $18.4 million after closing costs and a gain of $2.1 million. No disposition fees were paid to CMFT Management or its affiliates in connection with the sale of the property and the Company has no continuing involvement with this property. The gain on sale of real estate is included in gain (loss) on disposition of real estate, net in the condensed consolidated statements of operations.
Consolidated Joint Venture
As of September 30, 2019, the Company had an interest in a Consolidated Joint Venture that owns and manages nine properties, with total assets of $49.8 million, which included $9.3 million of land, $42.0 million of buildings and improvements, and $5.6 million of intangible lease assets, net of accumulated depreciation and amortization of $8.0 million, and total liabilities of $879,000. The Consolidated Joint Venture does not have any debt outstanding as of September 30, 2019. The Company has the ability to control operating and financial policies of the Consolidated Joint Venture. There are restrictions on the use of these assets as the Company would generally be required to obtain the partner’s (the “Consolidated Joint Venture Partner”) approval in accordance with the joint venture agreement for any major transactions. The Company and the Consolidated Joint Venture Partner are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls. As of September 30, 2019, the properties owned through the Consolidated Joint Venture are included in assets held for sale in the condensed consolidated balance sheets, as discussed above.
NOTE 5 — INTANGIBLE LEASE ASSETS AND LIABILITIES
Intangible lease assets and liabilities consisted of the following as of September 30, 2019 and December 31, 2018 (in thousands, except weighted average life remaining):

	September 30, 2019	December 31, 2018
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $116,847 and $184,532, respectively (with a weighted average life remaining of 10.2 years and 10.1 years, respectively)
	$180,147	$307,895
Acquired above-market leases, net of accumulated amortization of $18,330 and $27,979, respectively (with a weighted average life remaining of 8.2 years and 8.4 years, respectively)
	18,419	34,462
Total intangible lease assets, net	$198,566	$342,357
Intangible lease liabilities:
Acquired below-market leases, net of accumulated amortization of $25,333 and $34,732, respectively (with a weighted average life remaining of 7.5 years and 7.2 years, respectively)
	$23,041	$36,418

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

Amortization of the above-market leases is recorded as a reduction to rental and other property income, and amortization expense for the in-place leases and other intangibles is included in depreciation and amortization in the accompanying condensed consolidated statements of operations. Amortization of below-market leases is recorded as an increase to rental and other property income in the accompanying condensed consolidated statements of operations. The following table summarizes the amortization related to the intangible lease assets and liabilities for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
In-place lease and other intangible amortization	$8,006	$10,464	$26,360	$35,077
Above-market lease amortization	$1,029	$1,514	$3,496	$5,217
Below-market lease amortization	$1,470	$2,151	$4,952	$6,494
As of September 30, 2019, the estimated amortization relating to the intangible lease assets and liabilities is as follows (in thousands):

	Amortization
	In-Place Leases and Other Intangibles	Above-Market Leases	Below-Market Leases
Remainder of 2019	$5,786	$766	$1,278
2020	22,189	2,710	4,871
2021	19,558	2,151	2,978
2022	18,332	1,952	2,553
2023	16,392	1,699	2,182
Thereafter	97,890	9,141	9,179
Total	$180,147	$18,419	$23,041
NOTE 6 — LOANS HELD-FOR-INVESTMENT
During the nine months ended September 30, 2019, the Company purchased four mezzanine loans and originated one senior loan. As of September 30, 2019, the Company had eight mezzanine loans with a net book value of $147.6 million and one senior loan with a net book value of $39.3 million. Subsequent to September 30, 2019, the borrower on the Company’s eight mezzanine loans, which represent approximately 3.4% of total assets as of September 30, 2019, became delinquent on certain required reserve payments. To the extent that the delinquencies remain outstanding and uncured, subsequent tests for impairments could result in impairment charges in the future.

The following table details overall statistics for the Company’s loans held-for-investment as of September 30, 2019 and December 31, 2018 (dollar amounts in thousands):

	As of September 30,	As of December 31,
	2019	2018
Number of loans	9	4
Principal balance (1)	$184,405	$89,679
Net book value	$186,952	$89,762
Weighted-average interest rate (1)	11.4%	17.2%
Weighted-average maximum years to maturity (2)	2.1	2.4
____________________________________

(1)	As of September 30, 2019, 100% of the Company’s loans by principal balance earned a floating rate of interest, primarily indexed to U.S. dollar LIBOR.

(2)	Maximum maturity date assumes all extension options are exercised by the borrower; however, the Company’s loans may be repaid prior to such date.
Activity relating to the Company’s loans held-for-investment portfolio was as follows (dollar amounts in thousands):

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

	Principal Balance	Deferred Fees / Other Items (1)	Loan Fees Receivable	Net Book Value
Beginning Balance, December 31, 2018	$89,679	$(6,540)	$6,623	$89,762
Loan fundings	101,743	(373)	1,070	102,440
Principal repayments received	(14,445)	—	—	(14,445)
Capitalized interest (2)	7,428	—	—	7,428
Deferred fees and other items	—	(410)	(142)	(552)
Accretion (amortization) of fees and other items	—	2,319	—	2,319
Ending Balance, September 30, 2019	$184,405	$(5,004)	$7,551	$186,952
____________________________________

(1)	Other items primarily consist of purchase discounts or premiums, accretion of exit fees and deferred origination expenses.

(2)	Represents accrued interest on loans whose terms do not require a current cash payment of interest.
NOTE 7 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. During the nine months ended September 30, 2019, one of the Company’s interest rate swap agreements matured. As of September 30, 2019, the Company had six executed interest rate swap agreements. The following table summarizes the terms of the Company’s executed interest rate swap agreements designated as hedging instruments as of September 30, 2019 and December 31, 2018 (dollar amounts in thousands):

		Outstanding Notional				Fair Value of Assets (Liability)
	Balance Sheet	Amount as of	Interest	Effective	Maturity	September 30,	December 31,
	Location	September 30, 2019	Rates (1)	Dates	Dates	2019	2018
Interest Rate Swaps	Prepaid expenses and other assets	$129,100	2.55% to 3.62%	10/1/2015 to 6/29/2016	10/1/2020 to 7/1/2021	$474	$10,993
Interest Rate Swap	Deferred rental income, derivative liabilities and other liabilities	$811,666	4.02%	8/15/2018	3/15/2021	$(5,402)	$—
____________________________________

(1)	The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of September 30, 2019.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the derivative instruments that are designated as hedges is recorded in other comprehensive (loss) income, with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the three months ended September 30, 2019 and 2018, the amount of gains reclassified from other comprehensive (loss) income as a decrease to interest expense was $783,000 and $1.2 million, respectively. For the nine months ended September 30, 2019 and 2018, the amount of gains reclassified from other comprehensive (loss) income as a decrease to interest expense was $3.5 million and $3.2 million, respectively. The amounts reclassified during the three and nine months ended September 30, 2019 included amounts related to an interest rate swap agreement that was terminated prior to its maturity date during the year ended December 31, 2018. During the next 12 months, the Company estimates that $2.6 million will be reclassified from other comprehensive (loss) income as an increase to interest expense. The Company includes cash flows from interest rate swap agreements in net cash flows provided by operating activities on its condensed consolidated statements of cash flows, as the Company’s accounting policy is to present cash flows from hedging instruments in the same category in its condensed consolidated statements of cash flows as the category for cash flows from the hedged items.
The Company has agreements with each of its derivative counterparties that contain provisions whereby if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

settle its obligations under the agreements at their aggregate termination value, inclusive of interest payments and accrued interest, of $5.4 million at September 30, 2019. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of September 30, 2019.
NOTE 8 — NOTES PAYABLE AND CREDIT FACILITY
As of September 30, 2019, the Company had $2.4 billion of debt outstanding, including net deferred financing costs, with a weighted average years to maturity of 2.6 years and a weighted average interest rate of 4.0%. The weighted average years to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date. Should a loan not be repaid by its scheduled repayment date, the applicable interest rate will increase as specified in the respective loan agreement. The following table summarizes the debt balances as of September 30, 2019 and December 31, 2018, and the debt activity for the nine months ended September 30, 2019 (in thousands):

		During the Nine Months Ended September 30, 2019
	Balance as of December 31, 2018	Debt Issuances & Assumptions (1)	Repayments & Modifications		Accretion and (Amortization)	Balance as of September 30, 2019
Fixed rate debt	$1,178,166	$—	$(104,771)		$—	$1,073,395
Variable rate debt	20,500	—	—		—	20,500
Credit facility	1,331,000	402,000	(380,000)		—	1,353,000
Total debt	2,529,666	402,000	(484,771)		—	2,446,895
Net premiums (2)	331	—	—		(68)	263
Deferred costs – credit facility (3)	(6,731)	—	—		1,574	(5,157)
Deferred costs – fixed rate debt	(6,352)	—	232	(4)	1,653	(4,467)
Total debt, net	$2,516,914	$402,000	$(484,539)		$3,159	$2,437,534
____________________________________

(1)	Includes deferred financing costs incurred during the period.

(2)
Net premiums on mortgage notes payable were recorded upon the assumption of the respective debt instruments. Amortization of these net premiums is recorded as a reduction to interest expense over the remaining term of the respective debt instruments using the effective-interest method.

(3)	Deferred costs related to the term portion of the Credit Facility (as defined below).

(4)	Represents deferred financing costs written off during the period resulting from debt repayments prior to the respective maturity dates.
Notes Payable
As of September 30, 2019, the fixed rate debt outstanding of $1.1 billion included $129.1 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rates per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 2.6% to 5.0% per annum. The fixed rate debt outstanding matures on various dates from April 1, 2020 through October 1, 2025. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $1.8 billion as of September 30, 2019. Each of the mortgage notes payable comprising the fixed rate debt is secured by the respective properties on which the debt was placed.
As of September 30, 2019, the variable rate debt outstanding of $20.5 million had a weighted average interest rate of 5.3%. The variable rate debt outstanding matures on February 26, 2020. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the variable rate debt outstanding was $40.8 million as of September 30, 2019.
With respect to the $285.7 million of debt maturing within the next 12 months following the date these financial statements are issued, the Company believes cash on hand, net cash provided by operations, borrowings available under the Credit Facility or the entry into new financing arrangements will be sufficient in order to meet its debt obligations.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

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
Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month LIBOR multiplied by the statutory reserve rate (the “Eurodollar Rate”) plus an interest rate spread ranging from 1.65% to 2.25% or (ii) a base rate, ranging from 0.65% to 1.25%, plus the greater of: (a) JPMorgan Chase’s Prime Rate; (b) the Federal Funds Effective Rate (as defined in the Second Amended and Restated Credit Agreement) plus 0.50%; or (c) the one-month LIBOR multiplied by the statutory reserve rate plus 1.00%. As of September 30, 2019, the Revolving Loans outstanding totaled $303.0 million at a weighted average interest rate of 4.1%. As of September 30, 2019, the Term Loan outstanding totaled $1.05 billion, $811.7 million of which is subject to interest rate swap agreements (the “Swapped Term Loan”). The interest rate swap agreements had the effect of fixing the Eurodollar Rate per annum of the Swapped Term Loan at an all-in rate of 4.0%. As of September 30, 2019, the Company had $1.35 billion outstanding under the Credit Facility at a weighted average interest rate of 4.0% and $46.4 million in unused capacity, subject to borrowing availability.
The Second Amended and Restated Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Second Amended and Restated Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to the sum of (i) $2.0 billion plus (ii) 75% of the equity issued minus (iii) the aggregate amount of any redemptions or similar transaction from the date of the Second Amended and Restated Credit Agreement, a leverage ratio less than or equal to 60%, a fixed charge coverage ratio greater than 1.50, an unsecured debt to unencumbered asset value ratio equal to or less than 60%, an unsecured debt service coverage ratio greater than 1.75, a secured debt ratio equal to or less than 40% and the amount of secured debt that is recourse debt at no greater than 15% of total asset value. The Company believes it was in compliance with the financial covenants under the Second Amended and Restated Credit Agreement, as well as the financial covenants under the Company’s various fixed and variable rate debt agreements, as of September 30, 2019.
Maturities
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt subsequent to September 30, 2019 (in thousands):

Principal Repayments
Remainder of 2019	$128
2020	288,115
2021	403,189
2022	1,091,996
2023	467,257
Thereafter	196,210
Total	$2,446,895

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

NOTE 9 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the nine months ended September 30, 2019 and 2018 are as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$15,979	$15,987
Accrued capital expenditures	$919	$277
Interest income capitalized to loans held-for-investment	$7,428	$—
Common stock issued through distribution reinvestment plan	$62,745	$69,836
Change in fair value of interest rate swaps	$(15,921)	$13,882
Supplemental Cash Flow Disclosures:
Interest paid	$74,127	$68,626
Cash paid for taxes	$414	$245
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
NOTE 11 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred fees and expenses payable to CMFT Management and certain of its affiliates in connection with the acquisition, management and disposition of its assets. On August 20, 2019, the Company and CMFT Management entered into an Amended and Restated Management Agreement (the “Management Agreement”), which amended and restated that certain Advisory Agreement between the parties dated January 24, 2012, as amended (the “Prior Advisory Agreement”). Following the effective date of the Management Agreement, CMFT Management is no longer entitled to receive the advisory fee, acquisition fees, subordinated performance fee, or disposition fees pursuant to the Prior Advisory Agreement, as described below; provided, however, that for the Company’s properties under contract to be sold or specifically identified in a broker agreement as being marketed for sale as of the effective date of the Management Agreement, CMFT Management may be entitled to receive a disposition fee in accordance with the terms of the Prior Advisory Agreement. In addition, CMFT Management generally shall continue to be entitled to reimbursement for costs and expenses to the extent incurred on behalf of the Company in accordance with the Management Agreement; provided, however, that the limits on reimbursement for organization and offering expenses, acquisition expenses and operating expenses as defined and provided in the Prior Advisory Agreement shall no longer be applicable.
Management fees
Pursuant to the Management Agreement, beginning on August 20, 2019, the Company pays CMFT Management a management fee, payable quarterly in arrears, equal to the greater of (a) $250,000 per annum ($62,500 per quarter) and (b) 1.50% per annum (0.375% per quarter) of the Company’s Equity (as defined in the Management Agreement).

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

Incentive compensation
Pursuant to the Management Agreement, beginning on August 20, 2019, CMFT Management is entitled to receive incentive compensation, payable with respect to each quarter, which is generally equal to the excess of (a) the product of (i) 20% and (ii) the excess of (A) Core Earnings (as defined in the Management Agreement) of the Company for the previous 12-month period, over (B) the product of (1) the Company’s Consolidated Equity (as defined in the Management Agreement) in the previous 12-month period, and (2) 7% per annum, over (b) the sum of any incentive compensation paid to CMFT Management with respect to the first three calendar quarters of such previous 12-month period (or such lesser number of completed calendar quarters preceding the applicable period, if applicable). During the three and nine months ended September 30, 2019 and 2018, no incentive compensation fees were incurred.
Acquisition fees and expenses
Pursuant to the Prior Advisory Agreement, through August 20, 2019, the Company paid CMFT Management or its affiliates acquisition fees of up to 2.0% of: (1) the contract purchase price of each property or asset the Company acquires; (2) the amount paid in respect of the development, construction or improvement of each asset the Company acquires; (3) the purchase price of any loan the Company acquires; and (4) the principal amount of any loan the Company originates. In addition, the Company reimburses CMFT Management or its affiliates for acquisition-related expenses incurred in the process of acquiring properties, so long as the total acquisition fees and expenses relating to the transaction do not exceed 6.0% of the contract purchase price, unless otherwise approved by a majority of the Board, including a majority of the Company’s independent directors, as commercially competitive, fair and reasonable to the Company. Other transaction-related expenses, such as advisor reimbursements for disposition activities, are expensed as incurred and are included in transaction-related expenses on the condensed consolidated statements of operations.
Advisory fees and expenses
Pursuant to the Prior Advisory Agreement, through August 20, 2019, the Company paid CMFT Management a monthly advisory fee based upon the Company’s monthly average invested assets, which, effective January 1, 2018, is based on the estimated market value of such assets used to determine the Company’s estimated per share NAV as of December 31, 2017, as discussed in Note 1 — Organization and Business, and for those assets acquired subsequent to December 31, 2017, is based on the purchase price. The monthly advisory fee is equal to the following amounts: (1) an annualized rate of 0.75% paid on the Company’s average invested assets that are between $0 and $2.0 billion; (2) an annualized rate of 0.70% paid on the Company’s average invested assets that are between $2.0 billion and $4.0 billion; and (3) an annualized rate of 0.65% paid on the Company’s average invested assets that are over $4.0 billion.
Operating expenses
The Company reimburses CMFT Management or its affiliates for certain expenses CMFT Management or its affiliates paid or incurred in connection with the services provided to the Company. Through August 20, 2019, such reimbursements were subject to the limitation that the Company would not reimburse CMFT Management or its affiliates for any amount by which the operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceed the greater of: (1) 2.0% of average invested assets, or (2) 25.0% of net income excluding any additions to reserves for depreciation or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will reimburse CMFT Management or its affiliates for salaries and benefits paid to personnel who provide services to the Company including the Company’s executive officers and any portfolio management, acquisitions or investment professionals.
Disposition fees
Pursuant to the Prior Advisory Agreement, through August 20, 2019, if CMFT Management or its affiliates provided a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more properties (or the Company’s entire portfolio), the Company paid CMFT Management or its affiliates a disposition fee in an amount equal to up to one-half of the real estate or brokerage commission paid by the Company to third parties on the sale of such property, not to exceed 1.0% of the contract price of the property sold; provided, however, in no event would the total disposition fees paid to CMFT Management, its affiliates and unaffiliated third parties exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. For the Company’s properties under contract to be sold or specifically identified in a broker agreement as being marketed for sale as of the effective date of the Management Agreement, CMFT Management may be entitled to receive a disposition fee in accordance with the terms of the Prior Advisory Agreement.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

Subordinated performance fees
Pursuant to the Prior Advisory Agreement, through August 20, 2019, if the Company was sold or its assets were liquidated, CMFT Management was entitled to receive a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after stockholders have received, from regular distributions plus special distributions paid from proceeds of such sale, a return of their net capital invested and an 8.0% annual cumulative, non-compounded return. Alternatively through August 20, 2019, if the Company’s shares were listed on a national securities exchange, CMFT Management was entitled to a subordinated performance fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing, exceeded the sum of the total amount of capital raised from stockholders and the amount of distributions necessary to generate an 8.0% annual cumulative, non-compounded return to stockholders. As an additional alternative, upon termination of the advisory agreement, CMFT Management was entitled to a subordinated performance fee similar to the fee to which CMFT Management would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination. During the three and nine months ended September 30, 2019 and 2018, no subordinated performance fees were incurred related to any such events.
The Company recorded fees and expense reimbursements as shown in the table below for services provided by CMFT Management or its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Management fees	$4,652	$—	$4,652	$—
Acquisition fees and expenses	$341	$305	$1,966	$503
Disposition fees	$224	$—	$1,271	$—
Advisory fees and expenses	$6,200	$10,917	$26,410	$32,360
Operating expenses	$906	$1,458	$2,619	$3,944
Of the amounts shown above, $7.4 million and $2.6 million had been incurred, but not yet paid, for services provided by CMFT Management or its affiliates in connection with the acquisition, disposition and operating activities during the nine months ended September 30, 2019 and 2018, respectively, and such amounts were recorded as liabilities of the Company as of such dates.
Due to Affiliates
As of September 30, 2019 and December 31, 2018, $7.4 million and $5.2 million, respectively, had been incurred primarily for management fees, disposition fees and operating expenses by CMFT Management or its affiliates, but had not yet been reimbursed by the Company. These amounts were included in due to affiliates in the condensed consolidated balance sheets for such periods.
NOTE 12 — ECONOMIC DEPENDENCY
Under various agreements, the Company has engaged and may in the future engage CMFT Management or its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, as well as other administrative responsibilities for the Company including accounting services and stockholder relations. As a result of these relationships, the Company is dependent upon CMFT Management or its affiliates. In the event that these companies are unable to provide the Company with these services, the Company would be required to find alternative providers of these services.
NOTE 13 — STOCKHOLDERS’ EQUITY
Equity-Based Compensation
On August 10, 2018, the Board approved the adoption of the Company’s 2018 Equity Incentive Plan (the “Plan”), under which 400,000 of the Company’s common shares were reserved for issuance and share awards of 386,000 are available for future grant as of September 30, 2019. On October 1, 2018, the Company granted awards of approximately 3,500 restricted shares to each of the independent members of the Board (approximately 14,000 restricted shares in aggregate) under the Plan, which fully vested on October 1, 2019 based on one year of continuous service. As of September 30, 2019 and December 31, 2018, none of the restricted shares had vested or been forfeited. The fair value of the Company’s share awards is determined

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

using the Company’s NAV per share on the date of grant. Compensation expense related to these restricted shares is recognized over the vesting period. The Company recorded compensation expense of $34,000 and $98,000 for the three and nine months ended September 30, 2019, respectively, related to these restricted shares which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. All of the total compensation expense related to these restricted shares was recognized ratably over the period of service prior to October 1, 2019.
NOTE 14 — LEASES
The Company’s real estate assets are leased to tenants under operating leases for which the terms, expirations and extension options vary. The Company’s operating leases do not convey to the lessee the right to purchase the underlying asset upon expiration of the lease period. To determine whether a contract contains a lease, the Company carefully reviews contracts to determine if the agreement conveys the right to control the use of an asset. The Company adopted ASU No. 2016-02, Leases, (Topic 842) (“ASU 2016-02”), using the optional alternative transition method and used the effective date as the date of initial application. Consequently, financial information was not updated and the disclosures required under the new standard are not provided for dates and periods before January 1, 2019. The Company elected the “package of practical expedients,” which permits the Company to not reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. The Company elected to apply the practical expedient for all of the Company’s leases to account for the lease and non-lease components as a single, combined operating lease component under ASC 842. Non-lease components primarily consist of maintenance services, including CAM, real estate taxes, insurance and utilities paid for by the lessor but consumed by the lessee. Non-lease components are considered to be variable rental and other property income and are recognized in the period incurred.
As of September 30, 2019, the leases had a weighted-average remaining term of 8.8 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As of September 30, 2019, the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, was as follows (in thousands):

Future Minimum Rental Income
Remainder of 2019	$85,781
2020	337,741
2021	323,340
2022	308,165
2023	283,646
Thereafter	1,763,053
Total	$3,101,726
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

A certain amount of the Company’s rental and other property income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the nine months ended September 30, 2019 and 2018, the amount of the contingent rent earned by the Company was not significant.
Rental and other property income during the three and nine months ended September 30, 2019 and 2018 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Fixed rental and other property income (1)	$86,565	$91,541	$263,867	$277,587
Variable rental and other property income (2)	12,987	14,164	$40,897	$45,016
Total rental and other property income	$99,552	$105,705	$304,764	$322,603
__________________________________

(1)
Consists primarily of fixed contractual payments from operating leases with tenants recognized on a straight-line basis over the lease term, including amortization of acquired above- and below-market leases.

(2)	Consists primarily of tenant reimbursements for recoverable real estate taxes and property operating expenses, and percentage rent, net of bad debt expense.
The Company has one property subject to a non-cancelable operating ground lease with a remaining term of 13.9 years. Upon initial adoption of ASC 842, the Company recognized a lease liability (in deferred rental income and other liabilities) and a related ROU asset (in prepaid expenses, derivative assets and other assets) of $2.7 million in the condensed consolidated balance sheets. The lease liability and ROU asset were initially measured at the present value of the future minimum lease payments using a discount rate of 4.3%. This reflects the Company’s incremental borrowing rate, which was calculated based on the interest rate the Company would incur to borrow on a fully collateralized basis over a term similar to the lease.

The Company recognized $63,000 and $188,000 of ground lease expense during the three and nine months ended September 30, 2019, respectively, of which $61,000 and $182,000 was paid in cash during the period it was recognized. As of September 30, 2019, the Company’s scheduled future minimum rental payments related to its operating ground lease is approximately $62,000 for the remainder of 2019, $250,000 annually for 2020 through 2023, and $2.4 million thereafter through the maturity date of the lease in August 2033.
NOTE 15 — SUBSEQUENT EVENTS
The following events occurred subsequent to September 30, 2019:
Redemption of Shares of Common Stock
Subsequent to September 30, 2019, the Company redeemed approximately 2.3 million shares pursuant to the Company’s share redemption program for $20.3 million (at an average price per share of $8.65). Management, in its discretion, limited the amount of shares redeemed for the three months ended September 30, 2019 to an amount equal to the net proceeds the Company received from the sale of shares in the DRIP Offerings during the respective period. The remaining redemption requests received during the three months ended September 30, 2019 totaling approximately 20.7 million shares went unfulfilled.
Disposition of Real Estate Assets
Subsequent to September 30, 2019, the Company disposed of three properties for an aggregate gross sales price of $43.9 million, resulting in net proceeds of $43.0 million after closing costs and disposition fees to CMFT Management or its affiliates and a loss of approximately $449,000. The Company has no continuing involvement with these properties.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. Certain risks may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a complete discussion of such risk factors, see Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in “Part I — Financial Information” of this Quarterly Report on Form 10-Q, including the notes to the condensed consolidated financial statements contained therein, and the terms “we,” “us,” “our” and the “Company” refer to CIM Real Estate Finance Trust, Inc. (formerly known as Cole Credit Property Trust IV, Inc.)
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
Overview
We were formed on July 27, 2010, and we elected to be taxed, and currently qualify, as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2012. We commenced our principal operations on April 13, 2012, when we satisfied the conditions of our escrow agreement regarding the minimum offering and issued approximately 308,000 shares of our common stock. We have no paid employees and are externally managed and operated by CMFT Management. CIM indirectly owns and/or controls CMFT Management; our dealer manager, CCO Capital; our property manager, CREI Advisors; and CCO Group.
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
Our operating results and cash flows are primarily influenced by rental and other property income from our commercial properties, interest expense on our indebtedness and acquisition and operating expenses. As 96.2% of our rentable square feet was under lease, including any month-to-month agreements, as of September 30, 2019, with a weighted average remaining lease term of 8.8 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. CMFT Management regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, any available credit rating agency reports on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If CMFT Management identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
We have primarily acquired core commercial real estate assets principally consisting of necessity retail properties located throughout the United States. As of September 30, 2019, we owned 849 properties, including nine properties owned through the Consolidated Joint Venture, comprising 25.1 million rentable square feet of commercial space located in 45 states.
Going forward, we intend to pursue a more diversified investment strategy across the capital structure, ultimately as a mortgage REIT, by balancing our existing core of necessity commercial real estate assets leased to creditworthy tenants under long-term net leases with a portfolio of commercial mortgage loans and other credit investments in which our sponsor and its affiliates have expertise. In order to execute on this strategy, over the next 12-24 months we intend, subject to market conditions, to sell a substantial portion of our anchored shopping centers and certain single tenant properties and redeploy the proceeds from those sales into the origination, participation in, and acquisition of commercial mortgage loans and other commercial real estate debt investments, commercial mortgage backed securities (“CMBS”), corporate credit investments, and other commercial real estate investments. Assuming the successful repositioning of our portfolio, we then intend to pursue a listing of our common stock on a national securities exchange. However, we cannot make assurances that we will successfully reposition our portfolio as a mortgage REIT in the time frame expected or at all, or that we will pursue a listing of our common stock in the time frame indicated, or at all. As of September 30, 2019, our loan portfolio consisted of nine loans with a net book value of $187.0 million.
Pursuant to our strategy, on September 3, 2019, certain subsidiaries of the Company entered into the Purchase and Sale Agreement with Realty Income Corporation (NYSE: O), a company not affiliated with the Seller, to sell 452 single-tenant properties to the Purchaser, for which the Seller will receive, in the aggregate, approximately $1.25 billion in total consideration at closing. The consideration will be paid mainly in cash, subject to the Purchaser’s option to seek the assumption of certain existing debt, of which it currently anticipates to assume $131 million.
Operating Highlights and Key Performance Indicators
2019 Activity

•	Acquired four senior mezzanine loans with a principal balance of $62.1 million and one senior loan with a principal balance of $39.7 million.

•	Disposed of 43 properties, consisting of 37 retail properties and six anchored shopping centers, excluding a related outparcel of land, for an aggregate sales price of $202.3 million.

•	Total debt decreased by $82.8 million, from $2.53 billion to $2.45 billion.
Portfolio Information
As of September 30, 2019, we owned 849 properties located in 45 states, the gross rentable square feet of which was 96.2% leased, including any month-to-month agreements, with a weighted average lease term remaining of 8.8 years. As of September 30, 2019, no single tenant accounted for greater than 10% of our 2019 annualized rental income. As of September 30, 2019, we had certain geographic and industry concentrations in our property holdings. In particular, 78 of our properties were located in California, which accounted for 10% of our 2019 annualized rental income. In addition, we had tenants in the discount store and pharmacy industries, which accounted for 14% and 10%, respectively, of our 2019 annualized rental income.
The following table shows the property statistics of our real estate assets as of September 30, 2019 and 2018:

	As of September 30,
	2019	2018
Number of commercial properties	849	896
Rentable square feet (in thousands) (1)	25,092	26,797
Percentage of rentable square feet leased	96.2%	97.1%
Percentage of investment-grade tenants (2)	38.3%	39.3%

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

The following table summarizes our real estate acquisition activity during the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Commercial properties acquired	1	—	1	—
Purchase price of acquired properties (in thousands)	$6,165	$—	$6,165	$—
Rentable square feet of acquired properties (in thousands) (1)	6	—	6	—
______________________

(1)	Includes square feet of buildings on land parcels subject to ground leases.

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
Comparison of the Three Months Ended September 30, 2019 and 2018
A total of 846 properties were acquired before July 1, 2018 and represent our “same store” properties during the three months ended September 30, 2019 and 2018. “Non-same store” properties, for purposes of the table below, includes properties acquired on or after July 1, 2018. The following table details the components of net operating income broken out between same store and non-same store properties (dollar amounts in thousands):

	Total			Same Store			Non-Same Store (1)
	For the Three Months Ended September 30,			For the Three Months Ended September 30,			For the Three Months Ended September 30,
	2019	2018	Change	2019	2018	Change	2019	2018	Change
Rental and other property income	$99,552	$105,705	$(6,153)	$98,661	$99,643	$(982)	$891	$6,062	$(5,171)

Property operating expenses	7,199	7,154	45	7,051	6,620	431	148	534	(386)
Real estate tax expenses	8,933	9,597	(664)	9,170	8,949	221	(237)	648	(885)
Total property operating expenses	16,132	16,751	(619)	16,221	15,569	652	(89)	1,182	(1,271)

Net operating income	$83,420	$88,954	$(5,534)	$82,440	$84,074	$(1,634)	$980	$4,880	$(3,900)

Interest income	$5,927	$—	$5,927
General and administrative expenses	(3,634)	(3,678)	44
Management and advisory fees and expenses	(10,852)	(10,917)	65
Transaction-related expenses	(383)	(306)	(77)
Depreciation and amortization	(26,766)	(34,290)	7,524
Impairment	(24,008)	—	(24,008)
Gain (loss) on disposition of real estate, net	5,790	(171)	5,961
Interest expense and other, net	(26,921)	(24,687)	(2,234)
Net income	$2,573	$14,905	$(12,332)
______________________

(1)	Includes income from properties disposed of subsequent to July 1, 2018.

Net Operating Income
Same store property net operating income decreased $1.6 million during the three months ended September 30, 2019, as compared to the same period in 2018. The decrease was primarily due to the decrease in same store occupancy to 96.3% as of September 30, 2019 from 97.0% as of September 30, 2018. Additionally, tenant bankruptcies at 12 same store properties accounted for $699,000 of the net decrease in rental and other property income for the three months ended September 30, 2019.
Non-same store property net operating income decreased $3.9 million during the three months ended September 30, 2019, as compared to the same period in 2018. The decrease is primarily due to the disposition of 50 properties subsequent to September 30, 2018.
Interest Income
The increase in interest income of $5.9 million for the three months ended September 30, 2019, compared to the same period in 2018, was due to the purchase and origination of nine loans held-for-investment subsequent to September 30, 2018.
General and Administrative Expenses
The primary general and administrative expense items are certain expense reimbursements to our advisor, escrow and trustee fees, state franchise and income taxes, office expenses and accounting fees.
The decrease in general and administrative expenses of $44,000 for the three months ended September 30, 2019, compared to the same period in 2018, was primarily due to a decrease in expense reimbursements to our advisor.
Management and Advisory Fees and Expenses
Pursuant to the Prior Advisory Agreement with CMFT Management and based upon the amount of our current invested assets, through August 20, 2019, we were required to pay to CMFT Management a monthly advisory fee equal to one-twelfth of 0.75% of the average invested assets up to $2.0 billion, one-twelfth of 0.70% of the average invested assets over $2.0 billion up to $4.0 billion and one-twelfth of 0.65% of the average invested assets over $4.0 billion. Beginning on August 20, 2019, we pay CMFT Management a management fee, payable quarterly in arrears, equal to the greater of (a) $250,000 per annum ($62,500 per quarter) and (b) 1.50% per annum (0.375% per quarter) of the Company’s Equity (as defined in the Management Agreement). Additionally, we may be required to reimburse certain expenses incurred by CMFT Management in providing advisory services, subject to limitations as set forth in the Management Agreement.
The decrease in management and advisory fees and expenses of $65,000 during the three months ended September 30, 2019, as compared to the same period in 2018, was due to a decrease in our average invested assets to $5.0 billion for the period through August 20, 2019, compared to $5.4 billion over the three months ended September 30, 2018. In addition, beginning on August 20, 2019, we began paying CMFT Management a management fee. During the three months ended September 30, 2019, we incurred management fees of $4.7 million.
Transaction-Related Expenses
Through August 20, 2019, we paid CMFT Management or its affiliates acquisition fees of up to 2.0% of: (1) the contract purchase price of each property or asset we acquire; (2) the amount paid in respect of the development, construction or improvement of each asset we acquire; (3) the purchase price of any loan we acquire; and (4) the principal amount of any loan we originate. We also reimburse CMFT Management or its affiliates for transaction-related expenses incurred in the process of acquiring a property or the origination or acquisition of a loan, so long as the total acquisition fees and expenses relating to the transaction do not exceed 6.0% of the contract purchase price, unless otherwise approved by a majority of our Board, including a majority of our independent directors, as commercially competitive, fair and reasonable to us. Other transaction-related expenses, such as advisor reimbursements for disposition activities, are expensed as incurred.
The increase in transaction-related expenses of $77,000 during the three months ended September 30, 2019, as compared to the same period in 2018, was primarily due to reimbursements to our advisor for expenses related to the four dispositions that occurred during the three months ended September 30, 2019 for an aggregate gross sales price of $38.4 million, compared to one disposition during the three months ended September 30, 2018 for an aggregate gross sales price of $1.0 million.
Depreciation and Amortization
The decrease in depreciation and amortization expenses of $7.5 million during the three months ended September 30, 2019, as compared to the same period in 2018, was primarily due to the disposition of 50 properties subsequent to September 30, 2018, offset by recognizing a full period of depreciation and amortization expenses on the one property acquired in 2018.
Impairment
Impairments increased $24.0 million during the three months ended September 30, 2019, as compared to the same period in 2018, due to 13 properties that were deemed to be impaired, resulting in impairment charges of $24.0 million during the three months ended September 30, 2019, compared to no impaired properties during the three months ended September 30, 2018.
Gain (Loss) on Disposition of Real Estate, Net
The increase in gain (loss) on disposition of real estate during the three months ended September 30, 2019, as compared to the same period in 2018, was primarily due to the disposition of four properties for a gain of $5.8 million during the three months ended September 30, 2019 compared to the disposition of one property for a loss of $171,000 during the three months ended September 30, 2018.
Interest Expense and Other, Net
Interest expense and other, net also includes amortization of deferred financing costs.
The increase in interest expense and other, net, of $2.2 million for the three months ended September 30, 2019, as compared to the same period in 2018, was primarily due to prepayment premiums on two mortgage notes repaid during the three months ended September 30, 2019.
Comparison of the Nine Months Ended September 30, 2019 and 2018
A total of 846 properties were acquired before January 1, 2018 and represent our “same store” properties during the nine months ended September 30, 2019 and 2018. “Non-same store” properties, for purposes of the table below, includes properties acquired on or after January 1, 2018. The following table details the components of net operating income broken out between same store and non-same store properties (dollar amounts in thousands):

	Total			Same Store			Non-Same Store (1)
	For the Nine Months Ended September 30,			For the Nine Months Ended September 30,			For the Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change	2019	2018	Change
Rental and other property income	$304,764	$322,603	$(17,839)	$297,846	$303,463	$(5,617)	$6,918	$19,140	$(12,222)

Property operating expenses	23,383	22,213	1,170	22,463	20,262	2,201	920	1,951	(1,031)
Real estate tax expenses	27,795	28,614	(819)	27,489	26,610	879	306	2,004	(1,698)
Total property operating expenses	51,178	50,827	351	49,952	46,872	3,080	1,226	3,955	(2,729)

Net operating income	$253,586	$271,776	$(18,190)	$247,894	$256,591	$(8,697)	$5,692	$15,185	$(9,493)

Interest income	$15,504	$—	$15,504
General and administrative expenses	(10,374)	(10,748)	374
Management and advisory fees and expenses	(31,062)	(32,360)	1,298
Transaction-related expenses	(2,091)	(509)	(1,582)
Depreciation and amortization	(88,900)	(106,772)	17,872
Impairment	(57,163)	—	(57,163)
Gain on disposition of real estate, net	19,190	2,080	17,110
Interest expense and other, net	(78,260)	(71,664)	(6,596)
Net income	$20,430	$51,803	$(31,373)
______________________

(1)	Includes income from properties disposed of subsequent to January 1, 2018.

Net Operating Income
Same store property net operating income decreased $8.7 million during the nine months ended September 30, 2019, as compared to the same period in 2018. The decrease was primarily due to the decrease in same store occupancy to 96.3% as of September 30, 2019 from 97.0% as of September 30, 2018. Additionally, tenant bankruptcies at 16 same store properties accounted for $3.3 million of the net decrease in rental and other property income for the nine months ended September 30, 2019.
Non-same store property net operating income decreased $9.5 million during the nine months ended 2019, as compared to the same period in 2018. The decrease is primarily due to the disposition of 50 properties subsequent to September 30, 2018.
Interest Income
The increase in interest income of $15.5 million for the nine months ended September 30, 2019, compared to the same period in 2018, was due to the purchase and origination of nine loans held-for-investment subsequent to September 30, 2018.
General and Administrative Expenses
The decrease in general and administrative expenses of $374,000 for the nine months ended September 30, 2019, compared to the same period in 2018, was primarily due to a decrease in expense reimbursements to our advisor.
Management and Advisory Fees and Expenses
The decrease in management and advisory fees and expenses of $1.3 million during the nine months ended September 30, 2019, as compared to the same period in 2018, was primarily due to a decrease in our average invested assets to $5.0 billion for the period through August 20, 2019, compared to $5.4 billion over the nine months ended September 30, 2018. In addition, beginning on August 20, 2019, we began paying CMFT Management a management fee. During the nine months ended September 30, 2019, we incurred management fees of $4.7 million.
Transaction-Related Expenses
The increase in transaction-related expenses of $1.6 million during the nine months ended September 30, 2019, as compared to the same period in 2018, was primarily due to acquisition fees paid to the advisor pursuant to the Prior Advisory Agreement related to the purchase of $62.1 million of loans held-for-investment and reimbursements to our advisor related to the 43 dispositions that occurred during the nine months ended September 30, 2019, compared to 13 dispositions during the nine months ended September 30, 2018.
Depreciation and Amortization
The decrease in depreciation and amortization expenses of $17.9 million during the nine months ended September 30, 2019, as compared to the same period in 2018, was primarily due to the disposition of 50 properties subsequent to September 30, 2018, offset by recognizing a full period of depreciation and amortization expenses on the one property acquired in 2018.
Impairment
Impairments increased $57.2 million during the nine months ended September 30, 2019, as compared to the same period in 2018, due to 26 properties that were deemed to be impaired, resulting in impairment charges of $57.2 million during the nine months ended September 30, 2019, compared to no impaired properties during the nine months ended September 30, 2018.
Gain on Disposition of Real Estate, Net
The increase in gain on disposition of real estate during the nine months ended September 30, 2019, as compared to the same period in 2018, was primarily due to the disposition of 43 properties for a gain of $19.2 million during the nine months ended September 30, 2019 compared to the disposition of 13 properties for a gain of $2.1 million during the nine months ended September 30, 2018.
Interest Expense and Other, Net
The increase in interest expense and other, net, of $6.6 million for the nine months ended September 30, 2019, as compared to the same period in 2018, was primarily due to an increase in the weighted average interest rate from 3.9% as of September 30, 2018 to 4.0% as of September 30, 2019, along with prepayment premiums on two mortgage notes repaid during the nine months ended September 30, 2019.

Distributions
On a quarterly basis, our Board authorizes a daily distribution for the succeeding quarter. Our Board authorized the following daily distribution amounts per share for the periods indicated below:

Period Commencing	Period Ending	Daily Distribution Amount
April 14, 2012	December 31, 2012	$0.001707848
January 1, 2013	December 31, 2015	$0.001712523
January 1, 2016	December 31, 2016	$0.001706776
January 1, 2017	December 31, 2019	$0.001711452
January 1, 2020	March 31, 2020	$0.001706776
As of September 30, 2019, we had distributions payable of $16.0 million.
The following table presents distributions and sources of distributions for the periods indicated below (dollar amounts in thousands):

	Nine Months Ended September 30,
	2019		2018
	Amount	Percent	Amount	Percent
Distributions paid in cash	$83,251	57%	$76,250	52%
Distributions reinvested	62,745	43%	69,836	48%
Total distributions	$145,996	100%	$146,086	100%
Sources of distributions:
Net cash provided by operating activities (1)	$145,996	100%	$146,086	100%
____________________________________

(1)
Includes cash flows from operating activities in excess of distributions from prior periods of $5.3 million. Net cash provided by operating activities for the nine months ended September 30, 2019 and 2018 was $140.7 million and $157.3 million, respectively.

Share Redemptions
Our share redemption program permits our stockholders to sell their shares of common stock back to us, subject to certain conditions and limitations. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the Secondary DRIP Offering, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the Secondary DRIP Offering. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We received redemption requests of approximately 20.7 million shares for $178.7 million in excess of the net proceeds we received from the issuance of shares under the Secondary DRIP Offering during the three months ended September 30, 2019. Management, in its discretion, limited the amount of shares redeemed for the three months ended September 30, 2019 to an amount equal to net proceeds we received from the sale of shares pursuant to the Secondary DRIP Offering during the respective period. During the nine months ended September 30, 2019, we received valid redemption requests under our share redemption program totaling approximately 65.7 million shares, of which we redeemed 4.9 million shares as of September 30, 2019 for $42.0 million (at an average redemption price of $8.65 per share) and 2.3 million shares were redeemed subsequent to September 30, 2019 for $20.3 million at an average redemption price of $8.65 per share. The remaining redemption requests relating to approximately 58.5 million shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of our share redemption program then in effect. The share redemptions were funded with proceeds from the Secondary DRIP Offering.

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
Our Credit Facility provides for borrowings of up to $1.40 billion, which includes a $1.05 billion unsecured Term Loan and up to $350.0 million in unsecured Revolving Loans. As of September 30, 2019, we had $46.4 million in unused capacity under the Credit Facility, subject to borrowing availability. As of September 30, 2019, we also had cash and cash equivalents of $6.6 million.
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related assets and the payment of acquisition-related fees and expenses, operating expenses, distributions, redemptions and interest and principal on current and any future debt financings, including principal repayments of $237.5 million within the next 12 months. We expect to meet our short-term liquidity requirements through cash proceeds from real estate asset dispositions, net cash provided by operations and proceeds from the Secondary DRIP Offering, as well as secured or unsecured borrowings from banks and other lenders to finance our future acquisitions and loan originations. Operating cash flows are expected to increase as we complete future acquisitions. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.
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
Contractual Obligations
As of September 30, 2019, we had debt outstanding with a carrying value of $2.4 billion and a weighted average interest rate of 4.0%. See Note 8 — Notes Payable and Credit Facility to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.
Our contractual obligations as of September 30, 2019 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments — fixed rate debt (2)	$1,073,395	$217,043	$191,635	$538,356	$126,361
Interest payments — fixed rate debt (3)	128,315	39,074	59,677	28,104	1,460
Principal payments — variable rate debt	20,500	20,500	—	—	—
Interest payments — variable rate debt (4)	441	441	—	—	—
Principal payments — credit facility	1,353,000	—	1,353,000	—	—
Interest payments — credit facility (5)	121,759	54,661	67,098	—	—
Total	$2,697,410	$331,719	$1,671,410	$566,460	$127,821
____________________________________

(1)	The table does not include amounts due to CMFT Management or its affiliates pursuant to our Management Agreement because such amounts are not fixed and determinable.

(2)
Principal payment amounts reflect actual payments based on the face amount of notes payable secured by our wholly-owned properties, which excludes the fair value adjustment, net of amortization, of mortgage notes assumed of $263,000 as of September 30, 2019.

(3)
As of September 30, 2019, we had $129.1 million of variable rate debt effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.

(4)
As of September 30, 2019, we had variable rate debt outstanding of $20.5 million with a weighted average interest rate of 5.3%. We used the weighted average interest rate to calculate the debt payment obligations in future periods.

(5)
As of September 30, 2019, the Term Loan outstanding totaled $1.05 billion, $811.7 million of which is subject to interest rate swap agreements. As of September 30, 2019, the weighted average all-in interest rate for the Swapped Term Loan was 4.0%. The remaining $541.3 million outstanding under the Credit Facility had a weighted average interest rate of 4.1% as of September 30, 2019.

We expect to incur additional borrowings in the future to acquire additional properties and other real estate-related assets. There is no limitation on the amount we may borrow against any single improved property. Our borrowings will not exceed 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association Statement of Policy Regarding Real Estate Investment Trusts; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. Consistent with CMFT Management’s approach toward the moderate use of leverage, our Board has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. As of September 30, 2019, our ratio of debt to total gross assets net of gross intangible lease liabilities was 50.6% and our ratio of debt to the fair market value of our gross assets net of gross intangible lease liabilities was 48.9%. Fair market value is based on the estimated market value of our real estate assets as of December 31, 2018 that were used to determine our estimated per share NAV, and for those assets acquired from January 1, 2019 through September 30, 2019 is based on the purchase price.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to stockholders. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as premiums or discounts, financing and issuance costs, and related accumulated amortization, less all cash and cash equivalents. As of September 30, 2019, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, was 50.4%. The following table provides a reconciliation of the notes payable and credit facility, net balance, as reported on our condensed consolidated balance sheet, to net debt as of September 30, 2019 (dollar amounts in thousands):

Balance as of
September 30, 2019
Notes payable and credit facility, net	$2,437,534
Deferred costs and net premiums (1)	9,361
Less: Cash and cash equivalents	(6,595)
Net debt	$2,440,300

Gross real estate and related assets, net (2)	$4,837,889
Net debt leverage ratio	50.4%
______________________
(1) Deferred costs relate to mortgage notes payable and the term portion of the Credit Facility.
(2) Net of gross intangible lease liabilities. Includes gross assets held for sale and loans held-for-investment principal balance of $184.4 million.

Cash Flow Analysis
Operating Activities. Net cash provided by operating activities decreased by $16.6 million for the nine months ended September 30, 2019, as compared to the same period in 2018. The change was primarily due to lower net income after non-cash adjustments due to the disposition of 50 properties subsequent to September 30, 2018. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash provided by investing activities increased by $75.1 million for the nine months ended September 30, 2019, as compared to the same period in 2018. The increase was primarily due to an increase in proceeds from the disposition of real estate assets of $178.1 million and proceeds from loans held-for-investment of $14.4 million during the nine months ended September 30, 2019, compared to the same period in 2018. These changes were offset by the purchase or origination of five loans for an aggregate cost of $102.4 million, along with increased investments in real estate assets and capital expenditures of $15.3 million during the nine months ended September 30, 2019.
Financing Activities. Net cash used in financing activities increased by $60.3 million for the nine months ended September 30, 2019, compared to the same period in 2018. The increase was primarily due to an increase in net repayments on the Credit Facility and notes payable of $60.7 million during the nine months ended September 30, 2019, compared to the same period in 2018.
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
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate assets may not be recoverable. Impairment indicators that we consider include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; or other circumstances. We continue to evaluate our portfolio to determine if anticipated holding periods for certain properties may materially differ from the initial intended holding periods for such properties, which could result in an impairment charge in the future.
Related-Party Transactions and Agreements
We have entered into agreements with CMFT Management or its affiliates whereby we agree to pay certain fees to, or reimburse certain expenses of, CMFT Management or its affiliates such as acquisition and advisory fees and expenses, organization and offering costs, and reimbursement of certain operating costs. See Note 11 — Related-Party Transactions and Arrangements to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.
Conflicts of Interest
Richard S. Ressler, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates, is the chairman of the board, chief executive officer and president of CCIT III and CIM Income NAV, a director of CCIT II and vice president of CMFT Management. One of our directors, Avraham Shemesh, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates, serves as the chairman of the board of CCIT II and CCPT V and as a director of CCIT III and CIM Income NAV, and is president and treasurer of CMFT Management. One of our directors, Elaine Y. Wong, who is also a principal of CIM, also serves as a director of CCIT II, CCPT V and CIM Income NAV. One of our independent directors, W. Brian Kretzmer, also serves as an independent director of CCIT III and CIM Income NAV. One of our independent directors, Howard A. Silver, also serves as an independent director of CCIT III. Nathan D. DeBacker, our chief financial officer and treasurer, who is also an officer of other real estate programs sponsored by CCO Group, is a vice president of CMFT Management and is an officer of certain of its affiliates. In addition, affiliates of CMFT Management act as an advisor to CCPT V, CCIT II, CCIT III and CIM Income NAV, all of which are public, non-listed REITs sponsored or operated by CCO Group. As such, there may be conflicts of interest where CMFT Management or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for CIM or another real estate program sponsored or operated by CIM or CCO Group, including other real estate offerings in registration, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management, among others. The compensation arrangements between affiliates of CMFT Management and these other real estate programs sponsored or operated by CCO Group could influence the advice provided to us. See Part I, Item 1. Business — Conflicts of Interest in our Annual Report on Form 10-K for the year ended December 31, 2018.
Off-Balance Sheet Arrangements
As of September 30, 2019 and December 31, 2018, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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

Interest Rate Risk
As of September 30, 2019, we had variable rate debt of $561.8 million, excluding any debt subject to interest rate swap agreements, and therefore, we are exposed to interest rate changes in LIBOR. As of September 30, 2019, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $2.8 million per annum.
As of September 30, 2019, we had six interest rate swap agreements outstanding, which mature on various dates from October 2020 through July 2021, with an aggregate notional amount of $940.8 million and an aggregate fair value of the net derivative liability of $4.9 million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of September 30, 2019, an increase of 50 basis points in interest rates would result in a change of $6.5 million to the fair value of the net derivative liability, resulting in a net derivative asset of $1.6 million. A decrease of 50 basis points in interest rates would result in a $6.6 million change to the fair value of the net derivative liability, resulting in a net derivative liability of $11.5 million. See Note 7 — Derivative Instruments and Hedging Activities to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for more detailed discussion about our derivative instruments.
As the information presented above includes only those exposures that existed as of September 30, 2019, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs and assume no other changes in our capital structure.
In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee (“ARRC”) which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to U.S. dollar LIBOR in derivatives and other financial contracts. We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.
We have contracts variable rate debt and interest rate wrap swap agreements maturing on various dates from October 2020 through July 2021, as further discussed above, that are indexed to LIBOR. As such, we are monitoring and evaluating the related risks, which include interest on loans or amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans, or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty.
If a contract is not transitioned to an alternative rate and LIBOR is discontinued, the impact on our contracts is likely to vary by contract. If LIBOR is discontinued or if the methods of calculating LIBOR change from their current form, interest rates on our current or future indebtedness may be adversely affected.
While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2019 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2019, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our share redemption program permits our stockholders to sell their shares of common stock back to us, subject to significant conditions and limitations. Under our share redemption program, we will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the Secondary DRIP Offering, net of shares redeemed to date. In addition, generally we will limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the Secondary DRIP Offering. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We received redemption requests of approximately 20.7 million shares for $178.7 million in excess of the net proceeds we received from the issuance of shares under the Secondary DRIP Offering during the three months ended September 30, 2019. Management, in its discretion, limited the amount of shares redeemed for the three months ended September 30, 2019 to shares received from the Secondary DRIP Offering during the period. The estimated per share NAV of $8.65 determined by the Board as of December 31, 2018 serves as the most recent estimated value for purposes of the share redemption program, effective March 26, 2019, until such time as the Board determines a new estimated per share NAV.
In general, we redeem shares on a quarterly basis. During the three months ended September 30, 2019, we redeemed shares, including those redeemable due to death, as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2019 - July 31, 2019	—	$—		(1)
August 1, 2019 - August 31, 2019	2,416,147	$8.65	2,416,147	(1)
September 1, 2019 - September 30, 2019	2,202	$8.65	2,202	(1)
Total	2,418,349		2,418,349	(1)
____________________________________

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
Unregistered Sales of Equity Securities
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1
Articles of Amendment and Restatement of CIM Real Estate Finance Trust, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed August 20, 2019).

3.2	Amended and Restated Bylaws of CIM Real Estate Finance Trust, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed August 20, 2019).
4.1	Distribution Reinvestment Plan (Incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-3 (File No. 333-212832), filed August 2, 2016).
10.1
Amended and Restated Management Agreement by and between CIM Real Estate Finance Trust, Inc. and CIM Real Estate Finance Management, LLC, dated August 20, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed August 20, 2019).

10.2
First Amendment to the Amended and Restated Agreement of Limited Partnership of CIM Real Estate Finance Operating Partnership, LP, dated August 15, 2019 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed August 20, 2019).

10.3
Agreement of Purchase and Sale, dated as of September 3, 2019, by and between certain indirect subsidiaries of CIM Real Estate Finance Trust, Inc. and Realty Income Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed September 3, 2019).

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

CIM Real Estate Finance Trust, Inc. (Registrant)

By:	/s/ Nathan D. DeBacker
Name:	Nathan D. DeBacker
Title:	Chief Financial Officer and Treasurer (Principal Financial Officer)
Date: November 14, 2019