Form 10-K
period 2019-12-31
CIM REAL ESTATE FINANCE TRUST, INC.
filed 2020-03-30
CIK 1498547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 000-54939
CIM REAL ESTATE FINANCE TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	27-3148022
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2398 East Camelback Road, 4th Floor Phoenix, Arizona 85016 (Address of principal executive offices; zip code)	(602) 778-8700 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
None	None	None
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There is no established market for the registrant’s shares of common stock. As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, there were approximately 311.1 million shares of common stock held by non-affiliates, for an aggregate market value of $2.7 billion, assuming a market value as of that date of $8.65 per share, the most recent estimated per share net asset value of the registrant’s common stock established by the registrant’s board of directors in effect as of that date. Effective March 30, 2020, the estimated per share net asset value of the registrant’s common stock as of December 31, 2019 is $7.77 per share.
As of March 16, 2020, there were approximately 311.2 million shares of common stock, par value per share of $0.01, of CIM Real Estate Finance Trust, Inc. outstanding.
Documents Incorporated by Reference:
The Registrant incorporates by reference portions of the CIM Real Estate Finance, Inc. Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders (into Items 10, 11, 12, 13 and 14 of Part III).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K of CIM Real Estate Finance Trust, Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Annual Report on Form 10-K is filed with the U.S. Securities and Exchange Commission (the “SEC”). Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.
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

•
We are subject to competition in the acquisition and disposition of properties and in the leasing of our properties, and we may suffer delays or be unable to acquire, dispose of, or lease properties on advantageous terms.

•	We are subject to risks associated with bankruptcies or insolvencies of tenants or from tenant defaults generally.

•	We have substantial indebtedness, which may affect our ability to pay distributions and expose us to interest rate fluctuation risk and the risk of default under our debt obligations.

•	We are subject to risks associated with the incurrence of additional secured or unsecured debt.

•	We may not be able to maintain profitability.

•	We may not generate cash flows sufficient to pay our distributions to stockholders or meet our debt service obligations.

•	We may be affected by risks resulting from losses in excess of insured limits.

•	We may fail to remain qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.

•	We may be unable to successfully reposition our portfolio, ultimately becoming a mortgage REIT, or list our shares on a national securities exchange, in the timeframe we expect or at all.
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
Our Company
CIM Real Estate Finance Trust, Inc. (formerly known as Cole Credit Property Trust IV, Inc.) (the “Company,” “we,” “our” or “us”) is a non-exchange traded REIT formed as a Maryland corporation on July 27, 2010 that elected to be taxed and currently qualifies as a REIT for federal income tax purposes beginning with its taxable year ended December 31, 2012.
Historically, we have primarily acquired core commercial real estate assets principally consisting of necessity retail properties located throughout the United States. We use the term “core” to describe existing properties currently operating and generating income that are leased to creditworthy tenants under long-term net leases and are strategically located. In April of 2019, we announced our intention to pursue a more diversified investment strategy, ultimately transitioning to a mortgage REIT, by balancing our existing portfolio of core commercial real estate assets with future investments in a portfolio of commercial mortgage loans and other real estate-related credit investments that we would originate, acquire, finance and manage.
As of December 31, 2019, we owned 396 properties, comprising 19.1 million rentable square feet of commercial space located in 43 states. As of December 31, 2019, the rentable space at these properties was 94.6% leased, including month-to-month agreements, if any. In addition, our loan portfolio consisted of 12 loans with a net book value of $301.6 million as of December 31, 2019.
Substantially all of our business is conducted through CIM Real Estate Finance Operating Partnership, LP (formerly known as Cole Operating Partnership IV, LP), a Delaware limited partnership (“CMFT OP”), of which we are the sole general partner and own, directly or indirectly, 100% of the partnership interests, and its subsidiaries.
We commenced our initial public offering in January of 2012 on a “best efforts” basis of up to $2.975 billion in shares of common stock (the “Offering”), which offered up to approximately 292.3 million shares of our common stock at a price of $10.00 per share, and up to approximately 5.5 million additional shares allocated to our distribution reinvestment plan (the “DRIP”) under which our stockholders could have elected to have distributions reinvested in additional shares of common stock at a price of $9.50 per share. At the completion of the Offering in April of 2014, a total of approximately 297.4 million shares of common stock had been issued, including approximately 292.3 million shares of common stock sold to the public pursuant to the primary portion of the Offering and approximately 5.1 million shares of common stock sold pursuant to the DRIP portion of the Offering.
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
As of December 31, 2019, we had issued approximately 358.2 million shares of our common stock in the Offerings, including 59.9 million shares issued in the DRIP Offerings, for gross offering proceeds of $3.5 billion before organization and offering costs, selling commissions and dealer manager fees of $306.0 million.
Our Manager, Investment Advisor and CIM
We are externally managed by CIM Real Estate Finance Management, LLC (formerly known as Cole REIT Management IV, LLC), a Delaware limited liability company (“CMFT Management”), which is an affiliate of CIM Group, LLC (“CIM”). CIM is a community-focused real estate and infrastructure owner, operator, developer and lender with multi-disciplinary expertise, including acquisitions, management, development, leasing, research and capital markets. CIM is headquartered in Los Angeles, California and has offices in Oakland, California; Bethesda, Maryland; Dallas, Texas; New York, New York; Chicago, Illinois; and Phoenix, Arizona.
We have no paid employees and rely upon our manager pursuant to our Amended and Restated Management Agreement dated August 20, 2019 (the “Management Agreement”), as well as its affiliates, including CCO Capital, LLC (“CCO Capital”), our dealer manager, CREI Advisors, LLC (“CREI Advisors”), our property manager, and Capital IC Management, LLC (the “Investment Advisor”), our investment advisor with respect to investments in securities, to provide substantially all of our day-to-day management. Our manager, CCO Capital, and CREI Advisors are owned directly or indirectly by CCO Group, LLC. Collectively, CCO Group, LLC, CCO Capital and CREI Advisors serve as our sponsor, which we refer to as our “sponsor” or “CCO Group.” Our Management Agreement is for a three-year term and renews automatically each year thereafter for an additional one-year period unless terminated by our board of directors (our “Board”).
On December 6, 2019, CMFT Securities Investments, LLC (“CMFT Securities”), which is a wholly-owned subsidiary of the Company, entered into an investment advisory and management agreement (the “Investment Advisory and Management Agreement”) with our Investment Advisor. CMFT Securities was formed for the purpose of holding any investments in securities made by the Company. The Investment Advisor, a wholly-owned subsidiary of CIM, is registered as an investment advisor with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Pursuant to the Investment Advisory and Management Agreement, the Investment Advisor will manage the day-to-day business affairs of CMFT Securities and its investments in corporate credit and real estate-related securities, subject to the supervision of the Board. The Investment Advisory and Management Agreement shall continue for a term of three years and shall be deemed renewed automatically each year thereafter for an additional one-year period unless otherwise terminated pursuant to the Investment Advisory and Management Agreement.
In addition, on December 6, 2019, the Investment Advisor entered into a sub-advisory agreement (the “Sub-Advisory Agreement”) with OFS Capital Management, LLC, a Delaware limited liability company (the “Sub-Advisor”), to act as an investment sub-advisor to CMFT Securities. The Sub-Advisor is registered as an investment adviser under the Advisers Act and is an affiliate of the Investment Advisor. The Sub-Advisor is responsible for providing investment management services with respect to the corporate credit-related securities held by CMFT Securities. Either party may terminate the Sub-Advisory Agreement with 30 days’ prior written notice to the other party.
Net Asset Value
Our Board establishes an estimated per share net asset value (“NAV”) of the Company’s common stock for purposes of assisting broker-dealers in meeting their customer account statement reporting obligations under Financial Industry Regulatory Authority (“FINRA”) Rule 2231. The following table summarizes the estimated per share NAV of our common stock for the periods indicated below:

Valuation Date	Period Commencing	Period Ending	NAV per Share
August 31, 2015	October 1, 2015	November 13, 2016	$9.70
September 30, 2016	November 14, 2016	March 27, 2017	$9.92
December 31, 2016	March 28, 2017	March 28, 2018	$10.08
December 31, 2017	March 29, 2018	March 19, 2019	$9.37
December 31, 2018	March 26, 2019	March 29, 2020	$8.65
December 31, 2019	March 30, 2020	—	$7.77
For participants in the DRIP, distributions are reinvested in shares of our common stock under the DRIP at the most recent estimated per share NAV as determined by our Board. Commencing on March 30, 2020, following our Board’s determination of an updated estimated per share NAV, distributions will be reinvested in shares of our common stock under the DRIP at a price of $7.77 per share, the estimated per share NAV as of December 31, 2019, as determined by our Board. Additionally, $7.77 per share will serve as the most recent estimated per share NAV for purposes of the share redemption program. See Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Share Redemption Program in this Annual Report on Form 10-K for a discussion of our share redemption program.
Investment Strategy and Objectives
Our investment strategy is to diversify our investments and capital structure, ultimately transitioning to a mortgage REIT, by balancing our existing core portfolio of necessity commercial real estate assets, net leased under long-term leases to creditworthy tenants and which provide current operating cash flows, with real estate related credit investments, including commercial real estate mortgage loans and other real estate related debt and securities investments in which our manager and its affiliates have expertise.
In order to execute on this strategy, we intend, subject to market conditions, to sell a substantial portion of our anchored shopping centers and certain single tenant properties and redeploy the proceeds from those sales into the origination, participation in, and acquisition of our targeted credit investments. Assuming the successful repositioning of our portfolio, we then intend to pursue a listing of our common stock on a national securities exchange. We cannot make assurances that we will successfully reposition our portfolio as a mortgage REIT or list our common stock on a national securities exchange within a particular timeframe or at all.
We believe a diversified investment portfolio of net lease real estate assets and other credit investments, combined with our manager’s ability to actively manage those investments, will enable us to generate competitive risk-adjusted returns for our stockholders over time and provide reasonable stable, current income for stockholders through the payment of cash distributions. We expect to adapt our investment strategy over time in order to respond to evolving market conditions and to capitalize on investment opportunities that may arise at different points in the economic and real estate investment cycle.
Investment Guidelines
Our manager and our Investment Advisor are required to manage our business in accordance with certain investment guidelines that were adopted by the valuation, compensation and affiliate transactions committee of our Board, which include:

•	not making investments that would cause us to fail to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”);

•	not making any investment that would cause us or any of our subsidiaries to be regulated as an investment company under the Investment Company Act;

•
our manager seeking to invest our capital in a broad range of investments in or relating to real property and real estate-related credit assets and our Investment Advisor seeking to invest in real estate and corporate credit-related securities;

•
prior to the deployment or redeployment of capital, permitting the manager or our Investment Advisor to cause the capital to be investment in short-term investments in money market funds, bank accounts, overnight repurchase agreements with primary federal reserve bank dealers collateralized by direct U.S. government obligations, and other instruments and investments reasonably determined to be of high quality;

•
not permitting more than 25% of consolidated equity, as defined in the Management Agreement, to be invested in any individual investment without approval of a majority of the Board or a duly constituted committee thereof; and

•	requiring any investment in excess of 10% of consolidated equity, as defined in the Management Agreement, to be approved by the Board or a duly constituted committee thereof.
Types of Investments — Commercial Real Estate Related Credit Investments
Our investment strategy includes acquiring and originating credit investments, including commercial mortgage loans, mezzanine loans, preferred equity, and other loans and securities related to commercial real estate assets, as well as corporate loan opportunities that are consistent with our investment strategy and objectives:
Commercial Mortgage Loans. We will invest in, acquire or originate loans secured by a first mortgage lien on commercial properties providing mortgage financing to commercial property developers or owners. These loans will generally have maturity dates ranging from three to ten years and bear interest at a fixed or floating rate, though they are more likely going to be floating rate and have a shorter-duration term. The loans will likely require interest only payments and if these loans do provide for some amortization, they will typically require, in any event, a balloon payment of principal at maturity. These investments may include whole loan participations and/or pari passu participations within such loans.
Mezzanine Loans. We also expect to invest in or originate loans made to commercial property owners that are secured by pledges of the borrower’s ownership interests in the property and/or the property owner, subordinate to whole mortgage loans secured by a first lien on the property. These mortgage loans are senior to the borrower’s equity in the property. These loans may be tranched into senior and junior mezzanine loans, with junior mezzanine lender secured by a pledge of the equity interests in the more junior mezzanine borrower. Mezzanine lenders typically have different, and at times more limited, rights compared to more senior lenders, including, following a default on the senior loan, the right, for a period of time, to cure defaults under the senior loan and any senior mezzanine loan and purchase the senior loan and any senior mezzanine loan. Subject to the terms negotiated with, and the rights of, the senior lenders, mezzanine lenders typically have the right to foreclose on its equity interest and become the director or indirect owner of the property.
Other Real Estate Related Debt Instruments. We will opportunistically invest in or originate other commercial real estate-related debt instruments such as subordinated mortgage interests, preferred equity, note financing, unsecured loans to owners and operators of real estate assets, and secured real estate securities such as commercial mortgage-backed securities (“CMBS”) and commercial real estate collateralized loan obligations (“CRE CLOs”).

Corporate Loans. We may also invest in or originate certain syndicated corporate loans, often but not necessarily of real estate operating or finance companies.
We will evaluate our credit investment opportunities to ensure that they are in compliance with our investment guidelines, do not cause us to lose our qualification as a REIT under the Internal Revenue Code or cause us or any of our subsidiaries to be an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).
In evaluating prospective loan or other credit investments, CMFT Management will consider factors such as the following:

•	the condition and use of the collateral securing the loan;
•current and projected cash flows of the collateral securing the loan;
•expected levels of rental and occupancy rates of the property securing the loan;
•the potential for increased expenses and capital expense requirements;
•the loan to value ratio of the investment;
•the debt service coverage ratio of the investment;
•the degree of liquidity of the investment;
•the quality, experience and creditworthiness of the borrower;
•general economic conditions in the area where the collateral is located;
•the strength and structure and loan covenants; and
•other factors that CMFT Management believes are relevant.
Because the factors considered, including the specific weight we place on each factor, will vary for each prospective investment, we do not, and are not able to, assign a specific weight or level of importance to any particular factor.
Outside of our investment guidelines, we do not have any policies directing the portion of our assets that may be invested in any particular asset type. However, we recognize that certain types of loans, such as mezzanine loans, are subject to more risk than others, such as loans secured by first deeds of trust or first priority mortgages on income-producing, fee-simple properties. CMFT Management will evaluate the risk associated with a loan when evaluating its decision to invest, and in determining the rate of interest on the loan.
Our credit investments may be subject to regulation by federal, state and local authorities and subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, including among other things, regulating credit granting activities, establishing maximum interest rates and finance charges, requiring disclosures to customers, governing secured transactions and setting collection, repossession and claims handling procedures and other trade practices. In addition, certain states have enacted legislation requiring the licensing of mortgage bankers or other lenders and these requirements may affect our ability to effectuate our proposed investments in loans. Commencement of operations in these or other jurisdictions may be dependent upon a finding of our financial responsibility, character and fitness. We may determine not to make loans in any jurisdiction in which the regulatory authority determines that we have not complied in all material respects with applicable requirements.
Types of Investments — Commercial Real Estate Property Investments
We have acquired, and may continue to acquire, income-producing necessity retail properties that are primarily single-tenant properties, which are leased to creditworthy tenants under long-term net leases, and are strategically located throughout the United States. We consider necessity retail properties to be properties leased to retail tenants that attract consumers for everyday needs, such as pharmacies, home improvement stores, national superstores, restaurants and regional retailers. Our portfolio also includes anchored shopping centers, which are multi-tenant properties that are anchored by one or more large national, regional or local retailers.
We have acquired, and may continue to acquire other income-producing properties, such as office and industrial properties, which may share certain core characteristics with our retail investments, such as a principal creditworthy tenant, a long-term net lease, and a strategic location.
Many of our properties are, and we anticipate that future properties will be, leased to tenants in the chain or franchise retail industry, including, but not limited to, convenience stores, drug stores and restaurant properties, as well as leased to large national retailers as standalone properties or as part of anchored shopping centers, which are anchored by national, regional and local retailers. CMFT Management monitors industry trends and identifies properties on our behalf that serve to provide a favorable return balanced with risk. Our management primarily targets regional or national name brand retail businesses with established track records. We generally intend to hold each property for a period in excess of five years.

By acquiring a large number of properties, we believe that lower than expected results of operations from one or a few investments will not necessarily preclude our ability to realize our investment objective of generating cash flows from our overall portfolio. Since we acquire properties that are geographically diverse, we expect to minimize the potential adverse impact of economic slowdowns or downturns in local markets.
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
We incur debt to acquire properties when CMFT Management determines that incurring such debt is in our best interests and in the best interests of our stockholders. In addition, from time to time, we have acquired and may continue to acquire some properties without financing and later incur mortgage debt secured by one or more of such properties if favorable financing terms are available. We use the proceeds from these loans to acquire additional properties. See “— Financing Strategy” below for a more detailed description of our borrowing intentions and limitations.
Underwriting
In evaluating potential property acquisitions consistent with our investment objectives, CMFT Management applies a well-established underwriting process to determine the creditworthiness of potential tenants. We consider a tenant to be creditworthy if we believe that the tenant has sufficient assets, cash flow generation and stability of operations to meet its obligations under the lease. Similarly, CMFT Management applies credit underwriting criteria to possible new tenants when we are leasing properties in our portfolio. Many of the tenants of our properties are, and we expect will continue to be, national or regional retail chains that are creditworthy entities having high net worth and operating income. CMFT Management’s underwriting process includes analyzing the financial data and other available information about the tenant, such as income statements, balance sheets, net worth, cash flows, business plans, data provided by industry credit rating services, and/or other information CMFT Management may deem relevant. Generally, these tenants must have a proven track record in order to meet the credit tests applied by CMFT Management. In addition, we may obtain guarantees of leases by the corporate parent of the tenant, in which case CMFT Management will analyze the creditworthiness of the corporate parent.

Acquisition Decisions
CMFT Management has substantial discretion with respect to the selection of our specific acquisitions, subject to our investment guidelines. In pursuing our investment objectives and making investment decisions on our behalf, CMFT Management evaluates the proposed terms of the acquisition against all aspects of the transaction, including the condition and financial performance of the asset, the terms of existing leases and the creditworthiness of the tenant, and property location and characteristics. Because the factors considered, including the specific weight we place on each factor, vary for each potential acquisition, we do not, and are not able to, assign a specific weight or level of importance to any particular factor.
CMFT Management procures and reviews an independent valuation estimate on each and every proposed acquisition. In addition, CMFT Management, to the extent such information is available, considers the following:

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

CMFT Management also reviews the terms of each existing lease by considering various factors, including:
•rent escalations;
•remaining lease term;
•renewal option terms;
•tenant purchase options;
•termination options;
•scope of the landlord’s maintenance, repair and replacement requirements;
•projected net cash flow yield; and
•projected internal rates of return.
The Board has adopted a policy to prohibit acquisitions from affiliates of CMFT Management unless a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction determine that the transaction is fair and reasonable to us and certain other conditions are met. See the section captioned “— Acquisition of Properties from Affiliates of CMFT Management” below.
In the purchasing, leasing and development of properties, we are subject to risks generally incident to the ownership of real estate. Refer to Part I, Item 1A. Risk Factors — General Risks Related to Real Estate Assets in this Annual Report on Form 10-K.
Real Estate Dispositions. We generally intend to hold each property we acquire for an extended period, generally in excess of five years. Holding periods for other real estate-related assets may vary. Circumstances might arise that could cause us to determine to sell an asset before the end of the expected holding period if we believe the sale of the asset would be in the best interests of our stockholders. The determination of whether a particular asset should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing and projected economic conditions, current tenant rolls and tenant creditworthiness, whether we could apply the proceeds from the sale of the asset to acquire other assets, whether disposition of the asset would increase cash flows, and whether the sale of the asset would be a prohibited transaction under the Internal Revenue Code or otherwise impact our status as a REIT for federal income tax purposes. During the year ended December 31, 2019, we sold 497 properties for an aggregate gross sales price of $1.65 billion, resulting in net proceeds of $1.40 billion and a gain of $180.7 million.

Financing Strategy
CMFT Management believes that utilizing borrowings to make investments is consistent with our investment objective of maximizing the return to stockholders. By operating on a leveraged basis, we have more funds available for acquiring properties. This allows us to make more investments than would otherwise be possible, potentially resulting in a more diversified portfolio.
The amount of leverage we use is determined by our manager, taking into account a variety of factors, which may include the anticipated liquidity and price volatility of target assets in our investment portfolio, the potential for losses and extension risk in our investment portfolio, the gap between the duration of assets and liabilities, including hedges, the availability and cost of financing the assets, the creditworthiness of our financing counterparties, the health of the global economy and commercial and residential mortgage markets, the outlook for the level, slope, and volatility of interest rate movement, the credit quality of our target assets and the type of collateral underlying such target assets. In utilizing leverage, we seek to enhance equity returns while limiting interest rate exposure. We will seek to match the tenor, currency, and indices of our assets and liabilities, including in certain instances through the use of derivatives. We will also seek to limit the risks associated with recourse borrowing.
As of December 31, 2019, our ratio of debt to total gross assets net of gross intangible lease liabilities was 46.3% (32.9% including adjustments to debt for cash and cash equivalents), and our ratio of debt to the fair market value of our gross assets was 45.3%.
Subject to maintaining our qualification as a REIT, from time to time, we engage in hedging transactions that seek to mitigate the effects of fluctuations in interest rates or currencies on our cash flows. These hedging transactions could take a variety of forms, including interest rate or currency swaps or cap agreements, options, futures contracts, forward rate or currency agreements or similar financial instruments.
Our ability to increase our diversification through borrowing may be adversely impacted if banks and other lending institutions reduce the amount of funds available for borrowing. When interest rates are high or financing is otherwise unavailable on a timely basis, our ability to make additional investments will be restricted and we may not be able to adequately diversify our portfolio. See Part I, Item 1A. Risk Factors — Risks Associated with Debt Financing in this Annual Report on Form 10-K.
Conflicts of Interest
We are subject to various conflicts of interest arising out of our relationship with CMFT Management and its affiliates, including conflicts related to the arrangements pursuant to which we will compensate CMFT Management and its affiliates.
Affiliates of CMFT Management act as advisors to CCPT V, CCIT II, CCIT III and/or CIM Income NAV, all of which are public, non-listed REITs sponsored by our sponsor, CCO Group. All of these programs primarily focus on the acquisition and management of commercial properties subject to long-term net leases to creditworthy tenants and have acquired or may acquire assets similar to ours. CCPT V, like us, focuses primarily on the retail sector, while CCIT II and CCIT III focus primarily on the office and industrial sectors and CIM Income NAV focuses primarily on commercial properties in the retail, office and industrial sectors. Nevertheless, the investment strategy used by each REIT would permit them to acquire certain properties that may also be suitable for our portfolio.
Allocation of Investment Opportunities
Acquisition opportunities will be allocated among the real estate programs sponsored by CCO Group pursuant to an asset allocation policy adopted by our Board. In the event that an acquisition opportunity has been identified that may be suitable for one or more of the other programs sponsored by CCO Group, and for which more than one of such entities has sufficient uninvested funds, then an allocation committee, which is comprised of employees of CIM, CCO Group or their respective affiliates (the “Allocation Committee”), will examine the following factors, among others, in determining the entity for which the acquisition opportunity is most appropriate:
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
If a subsequent development, such as a delay in the closing of the acquisition or a delay in the construction of a property, causes any such acquisition opportunity, in the opinion of the Allocation Committee, to be more appropriate for an entity other than the entity that committed to make the acquisition opportunity, the Allocation Committee may determine that another program sponsored by CCO Group will be allocated the acquisition opportunity. In the event that our targeted asset types or investment objectives and criteria cause acquisition opportunities that are suitable for programs sponsored by affiliates of CIM other than CCO Group, our manager will utilize an allocation method similar to the one described above for programs sponsored by CCO Group, or will otherwise ensure that a reasonable method of allocation be adopted with respect to such investment opportunities and fairly apply them to us. The Board has a duty to ensure that the method used for the allocation of the acquisition of properties by other programs sponsored by CCO Group seeking to acquire similar types of properties is applied fairly to us.
We may enter into certain transactions with CMFT Management or its affiliates, including other real estate programs sponsored by CCO Group, which are subject to inherent conflicts of interest. Similarly, joint ventures involving affiliates of CMFT Management also give rise to conflicts of interest. In addition, our Board may encounter conflicts of interest in enforcing our rights against any affiliate of CMFT Management in the event of a default by or disagreement with an affiliate or in invoking powers, rights or options pursuant to any agreement between us and CMFT Management, any of its affiliates or another real estate program sponsored by CCO Group.
Fees and Other Compensation paid to CMFT Management and Its Affiliates
We have incurred, and expect to continue to incur, fees and expenses payable to CMFT Management and its affiliates in connection with the management of our assets.
Management Agreement. Pursuant to the Management Agreement, in connection with the services provided by our manager, our manager receives a management fee, payable quarterly in arrears, equal to the greater of (a) $250,000 per annum ($62,500 per quarter) and (b) 1.50% per annum (0.375% per quarter) of the Company’s Equity (as defined in the Management Agreement). In addition, our manager shall receive Incentive Compensation (as defined in the Management Agreement), payable with respect to each quarter, which is generally equal to the excess of (a) the product of (i) 20% and (ii) the excess of (A) Core Earnings (as defined in the Management Agreement) of the Company for the previous 12-month period, over (B) the product of (1) the Company’s Consolidated Equity (as defined in the Management Agreement) in the previous 12-month period, and (2) 7% per annum, over (b) the sum of any Incentive Compensation paid to our manager with respect to the first three calendar quarters of such previous 12-month period (or such lesser number of completed calendar quarters preceding the applicable period, if applicable). Following the effective date of the Management Agreement, our manager shall no longer be entitled to receive the Advisory Fee, Acquisition Fees, Subordinated Performance Fee, or Disposition Fees as defined and provided in the prior Advisory Agreement between the Company and the Manager dated January 24, 2012; provided, however, that for the Company’s properties under contract to be sold or specifically identified in a broker agreement as being marketed for sale as of the effective date of the Management Agreement, the Manager may be entitled to receive a Disposition Fee in accordance with the terms of the prior Advisory Agreement. In addition, our manager generally shall continue to be entitled to reimbursement for costs and expenses to the extent incurred on behalf of the Company in accordance with the Management Agreement; provided, however, that the limits on reimbursement for Organization and Offering Expenses, Acquisition Expenses and Operating Expenses as defined and provided in the Prior Advisory Agreement shall no longer be applicable.
The Management Agreement shall continue for a term of three years and shall be deemed renewed automatically each year thereafter for an additional one-year period unless the Company provides 180 days’ written notice to the Manager after the affirmative vote of 2/3 of the Company’s independent directors. If the Management Agreement is terminated without cause, the Manager shall receive a termination fee equal to three times the sum of (a) the average annual Management Fee and (b) the average annual Incentive Compensation during the 24-month period prior to the termination.
Investment Advisory and Management Agreement. Pursuant to the Investment Advisory and Management Agreement, our Investment Advisor shall receive an investment advisory fee (the “Investment Advisory Fee”), payable quarterly in arrears, equal to (b) 1.50% per annum (0.375% per quarter) of CMFT Securities’ Equity (as defined in the Investment Advisory and Management Agreement). In addition, the Investment Advisor is eligible to receive incentive compensation, as described below. In the event that an Incentive Fee is earned and payable with respect to any quarter under the Management Agreement, our manager will calculate the portion of the Incentive Fee that was attributable to the assets managed by our Investment Advisor and payable to the Investment Advisor. Pursuant to the Investment Advisory and Management Agreement, CMFT Securities will reimburse the Investment Advisor for costs and expenses incurred by the Investment Advisor on its behalf.
The Investment Advisory and Management Agreement shall continue for a term of three years and shall be deemed renewed automatically each year thereafter for an additional one-year period unless CMFT Securities provides 180 days’ written notice to the Investment Advisor after the affirmative vote of 2/3 of the our independent directors, or if the Investment Advisor provides 180 days’ written notice to CMFT Securities. If the Investment Advisory and Management Agreement is terminated without cause by CMFT Securities, the Investment Advisor shall receive a termination fee equal to three times the sum of (a) the average annual Investment Advisory Fee and (b) the average annual Securities Manager Incentive Compensation, as that term is defined in the Investment Advisory and Management Agreement, during the 24-month period prior to the termination. CMFT Securities is not required to pay the termination fee if the Investment Advisor terminates the Investment Advisory and Management Agreement, or if the Investment Advisory and Management Agreement is terminated for cause.
On a quarterly basis, the Investment Advisor shall designate 50% of the sum of its Investment Advisory Fee and any incentive compensation payable to the Investment Advisor, as described above, as sub-advisory fees. The sub-advisory fees shall be paid by our Investment Advisor ratably, as determined pursuant to the Sub-Advisory Agreement, to the Sub-Advisor and any other sub-advisers, if any, that provide services to CMFT Securities. Either party may terminate the Sub-Advisory Agreement with 30 days’ prior written notice to the other party.
Employees
We have no direct employees. The employees of CMFT Management and its affiliates provide services to us related to acquisitions and dispositions, property management, asset management, financing, accounting, stockholder relations and administration. The employees of CCO Capital, the dealer manager for the Offering, provided wholesale brokerage services during the Offering.
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
Similarly, in our lending and investing activities, we compete for opportunities with a variety of institutional lenders and investors, including other REITs, specialty finance companies, public and private, commercial and investment banks, commercial finance and insurance companies and other financial institutions. Several other REITs and other investment vehicles have raised significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for lending and investment opportunities. Some competitors may have a lower cost of funds and access to funding sources, such as the U.S. Government, that are not available to us. Many of our competitors are not subject to the operating constraints associated with REIT compliance or maintenance of an exclusion from regulation under the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of loans and investments, offer more attractive pricing or other terms and establish more relationships than us. Furthermore, competition for originations of and investments in our target assets may lead to the yields of such assets decreasing, which may further limit our ability to generate satisfactory returns.
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
Risks Related to Our Business
We currently have not identified all of the credit investments, properties or other real estate-related assets we intend to purchase. For this and other reasons, an investment in our shares is speculative.
We currently have not identified all of the credit investments, properties or other real estate-related assets that we may purchase. We have established policies relating to the types of assets we will acquire and the creditworthiness of tenants of our properties or other investment opportunities, but our advisor has wide discretion in implementing these policies, subject to the oversight of our Board. Additionally, our advisor has discretion to determine the location, number and size of our investments and the percentage of net proceeds we may dedicate to a single investment. As a result, you will not be able to evaluate the economic merit of our future investments until after such investments have been made. Therefore, an investment in our shares is speculative.
Our stockholders should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that, like us, have not identified all credit investments, properties or real estate-related assets that they intend to purchase. To be successful in this market, we and our advisor must, among other things:

•	identify and make investments that further our investment objectives;

•	rely on our advisor and its affiliates to attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	respond to competition for our targeted credit investments, real estate and other assets;

•	rely on our advisor and its affiliates to continue to build and expand our operations structure to support our business; and

•	be continuously aware of, and interpret, marketing trends and conditions.
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
Our share redemption program includes numerous restrictions that limit our stockholders’ ability to sell their shares. Subject to funds being available, we will generally limit the number of shares redeemed pursuant to our share redemption program to no more than 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemption is being paid. In addition, we intend to limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter, and funding for redemptions for each quarter generally will be limited to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. For the past 15 quarters, quarterly redemptions have been honored on a pro rata basis, as requests for redemption have exceeded the quarterly redemption limits described above. The Board may amend the terms of, suspend, or terminate our share redemption program without stockholder approval upon 30 days’ prior notice, and our management may reject any request for redemption. These restrictions severely limit our stockholders’ ability to sell their shares should they require liquidity, and limit our stockholders’ ability to recover the amount they invested or the fair market value of their shares.
Our estimated per share NAV is an estimate as of a given point in time and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved or completed a merger or other sale of the Company.
Based on the recommendation from the valuation, compensation and affiliate transactions committee of our Board, which is comprised solely of independent directors, our Board, including all of its independent directors, approves and establishes at least annually an updated estimated per share NAV of the Company’s common stock, which is based on an estimated market value of the Company’s assets less the estimated market value of the Company’s liabilities, divided by the number of shares outstanding. The Company provides this updated estimated per share NAV to assist broker-dealers that participated in the Company’s initial public offering in meeting their customer account statement reporting obligations under FINRA Rule 2231.
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

When determining the estimated per share NAV, there are currently no SEC, federal or state rules that establish requirements specifying the methodology to employ in determining an estimated per share NAV. However, pursuant to rules of FINRA, the determination of the estimated per share NAV must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert and must be derived from a methodology that conforms to standard industry practice.
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
There are many factors that can affect the availability and timing of cash distributions to our stockholders. Distributions are based primarily on cash flows from operations. The amount of cash available for distributions is affected by many factors, such as the performance of our advisor in selecting investments for us to make, selecting tenants for our properties and securing financing arrangements, our ability to make investments, the amount of income we receive from our investments, and our operating expense levels, as well as many other variables. We may not always be in a position to pay distributions to our stockholders and any distributions we do make may not increase over time. In addition, our actual results may differ significantly from the assumptions used by our Board in establishing the distribution rate to our stockholders. There also is a risk that we may not have sufficient cash flows from operations to fund distributions required to maintain our REIT status.
We have paid, and may continue to pay, some of our distributions from sources other than cash flows from operations, including borrowings and proceeds from asset sales, which may reduce the amount of capital we ultimately deploy in our real estate operations and may negatively impact the value of our common stock. Additionally, distributions at any point in time may not reflect the current performance of our properties or our current operating cash flows.
To the extent that cash flows from operations have been or are insufficient to fully cover our distributions to our stockholders, we have paid, and may continue to pay, some of our distributions from sources other than cash flows from operations. Such sources may include borrowings, proceeds from asset sales or the sale of our securities. We have no limits on the amounts we may use to pay distributions from sources other than cash flows from operations. The payment of distributions from sources other than cash provided by operating activities may reduce the amount of proceeds available for acquisitions and operations or cause us to incur additional interest expense as a result of borrowed funds, and may cause subsequent holders of our common stock to experience dilution. This may negatively impact the value of our common stock.
Because the amount we pay in distributions may exceed our earnings and our cash flows from operations, distributions may not reflect the current performance of our properties or our current operating cash flows. To the extent distributions exceed cash flows from operations, distributions may be treated as a return of our stockholders’ investment and could reduce their basis in our common stock. A reduction in a stockholder’s basis in our common stock could result in the stockholder recognizing more gain upon the disposition of his or her shares, which, in turn, could result in greater taxable income to such stockholder.
The following table presents distributions and the source of distributions for the periods indicated below (dollar amounts in thousands):

	Year Ended December 31,
	2019			2018
	Amount		Percent	Amount	Percent
Distributions paid in cash	$112,083		58%	$102,822	53%
Distributions reinvested	82,388		42%	91,764	47%
Total distributions	$194,471		100%	$194,586	100%
Source of distributions:
Net cash provided by operating activities (1)	$194,471	(2)	100%	$194,586	100%
____________________________________

(1)	Net cash provided by operating activities for the years ended December 31, 2019 and 2018 was $188.6 million and $205.8 million, respectively.
(2) Our distributions covered by cash flows from operating activities include cash flows from prior periods of $5.9 million.
We have experienced losses in the past, and we may experience additional losses in the future.

We have experienced net losses in the past (calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”)) and we may not be profitable or realize growth in the value of our assets. Many of our losses can be attributed to start-up costs, general and administrative expenses, depreciation and amortization, as well as acquisition expenses incurred in connection with purchasing properties or making other investments. Our ability to sustain profitability is uncertain and depends on the demand for, and value of, our portfolio of properties. For a further discussion of our operational history and the factors affecting our losses, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K and our accompanying consolidated financial statements and notes thereto.
We may suffer from delays in locating suitable investments, which could adversely affect our ability to pay distributions to our stockholders and the value of their investment.
We could suffer from delays in locating suitable investments. Delays we encounter in the selection of, and/or investment in, income-producing properties or other investments could adversely affect our ability to pay distributions to our stockholders and/or the value of their overall returns. Competition from other real estate investors or lenders increases the risk of delays in investing our net offering proceeds. If our advisor is unable to identify suitable investments, we will hold the cash available for such investment in an interest-bearing account or invest the proceeds in short-term, investment-grade investments, which would provide a significantly lower return to us than the return we expect from our real estate assets.
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
If we seek to internalize our management functions in connection with a listing of our shares of common stock on an exchange or other liquidity event, our stockholders’ interest in us could be diluted, and we could incur other significant costs associated with being self-managed.
In the future, we may undertake a listing of our common stock on an exchange or other liquidity event that may involve internalizing our management functions. If our Board determines that it is in our best interest to internalize our management functions, we may negotiate to acquire our advisor’s assets and personnel. At this time, we cannot be sure of the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our common stock. The payment of such consideration could result in dilution of our stockholders’ interests as a stockholder and could reduce the net income per share attributable to their investment.
Internalization transactions involving the acquisition of advisors affiliated with entity sponsors have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims, which would reduce the amount of funds available to operate our business and to pay distributions.
In addition, while we would no longer bear the costs of the various fees and expenses we expect to pay to our advisor under the Management Agreement, our direct expenses would include general and administrative costs, including legal, accounting, and other expenses related to corporate governance, including SEC reporting and compliance. We would also incur the compensation and benefits costs of our officers and other employees and consultants that we now expect will be paid by our advisor or its affiliates. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our advisor, our net income per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares.
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

•
the possibility that an individual co-owner might become insolvent or bankrupt, or otherwise default under the mortgage loan financing documents applicable to the property, which may constitute an event of default under all of the applicable mortgage loan financing documents, result in a foreclosure and the loss of all or a substantial portion of the investment made by the co-owner, or allow the bankruptcy court to reject the agreements entered into by the co-owners owning interests in the property;

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
We might want to sell our co-ownership interests in a given property or other investment at a time when the other co-owners in such property or investment do not desire to sell their interests. Therefore, because we anticipate that it will be much more difficult to find a willing buyer for our co-ownership interests in an investment than it would be to find a buyer for a property we owned outright, we may not be able to sell our co-ownership interest in a property at the time we would like to sell.
Cybersecurity risks and cyber incidents may adversely affect our business in the event we or our manager, our transfer agent or any other party that provides us with essential services experiences cyber incidents, including system failures, or has a deficiency in cybersecurity that causes a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.
We, as well as our manager, our transfer agent and other parties that provide us with services essential to our operations, are vulnerable to service interruptions or damages from any number of sources, including computer viruses, malware, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our tenant and stockholder relationships. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those we have outsourced. We have implemented processes, procedures and internal controls to help mitigate cyber incidents, but these measures do not guarantee that a cyber incident will not occur or that attempted security breaches or disruptions would not be successful or damaging. A cyber incident could materially adversely impact our business, financial condition, results of operations, cash flows, or our ability to satisfy our debt service obligations or to maintain our level of distributions on common stock. There also may be liability for any stolen assets or misappropriated Company funds or confidential information. Any material adverse effect experienced by our manager, our transfer agent and other parties that provide us with services essential to our operations could, in turn, have an adverse impact on us.
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
As of December 31, 2019, we have acquired and originated eight mezzanine loans with a net book value of $146.1 million. We may continue to invest in mezzanine loans, which sometimes take the form of subordinated loans secured by second mortgages on the underlying property or more commonly take the form of loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. These types of assets involve a higher degree of risk than long‑term senior mortgage lending secured by income‑producing real property because the loan may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan‑to‑value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Significant losses related to our mezzanine loans would result in operating losses for us and may limit our ability to make distributions to our stockholders.
Our loans and investments expose us to risks associated with debt-oriented real estate investments generally.
We have invested in, and will continue to seek to invest in, debt instruments relating to real estate-related assets. As such, we are subject to, among other things, risk of defaults by borrowers in paying debt service on outstanding indebtedness and to other impairments of our loans and investments. Any deterioration of real estate fundamentals could negatively impact our performance by making it more difficult for borrowers of our mortgage loans, or borrower entities, to satisfy their debt payment obligations, increasing the default risk applicable to borrower entities, and/or making it more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of borrower entities and/or the value of underlying real estate collateral relating to our investments and may include economic and/or market fluctuations, changes in environmental, zoning and other laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand, fluctuations in real estate fundamentals, the financial resources of borrower entities, energy supply shortages, various uninsured or uninsurable risks, natural disasters, political events, terrorism and acts of war, changes in government regulations, changes in real property tax rates and/or tax credits, changes in operating expenses, changes in interest rates, changes in inflation rates, changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, negative developments in the economy and/or adverse changes in real estate values generally and other factors that are beyond our control.
We cannot predict the degree to which economic conditions generally, and the conditions for real estate debt investing in particular, will improve or decline. Any declines in the performance of the U.S. and global economies or in the real estate debt markets could have a material adverse effect on our business, financial condition, and results of operations.
We operate in a highly competitive market for lending and investment opportunities, which may limit our ability to originate or acquire desirable loans and investments in our target assets.
We operate in a highly competitive market for lending and investment opportunities. A number of entities compete with us to make the types of loans and investments that we seek to make. Our profitability depends, in large part, on our ability to originate or acquire target assets at attractive prices. In originating or acquiring target assets, we compete with a variety of institutional lenders and investors and many other market participants, including specialty finance companies, REITs, commercial banks and thrift institutions, investment banks, insurance companies, hedge funds and other financial institutions. Many competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us. Many of our competitors are not subject to the maintenance of an exemption from the Investment Company Act. Furthermore, competition for originations of, and investments in, our target assets may lead to the yield of such assets decreasing, which may further limit our ability to generate desired returns. Also, as a result of this competition, desirable loans and investments in specific types of target assets may be limited in the future and we may not be able to take advantage of attractive lending and investment opportunities from time to time. We can offer no assurance that we will be able to identify and originate loans or make any or all of the types of investments that are described herein.
Control may be limited over certain of our loans and investments.
Our ability to manage our portfolio of loans and investments may be limited by the form in which they are made. In certain situations, we:

•	acquire investments subject to rights of senior classes, special servicers or collateral managers under intercreditor, servicing agreements or securitization documents;

•	pledge our investments as collateral for financing arrangements;

•	acquire only a minority and/or a non-controlling participation in an underlying investment;

•	co-invest with others through partnerships, joint ventures or other entities, thereby acquiring non-controlling interests; or

•	rely on independent third party management or servicing with respect to the management of an asset.
In addition, in circumstances where we originate or acquire loans relating to borrowers that are owned in whole or part by CCO Group-sponsored investment vehicles, we often forgo all non-economic rights under the loan, including voting rights, so long as CCO Group-sponsored investment vehicles own such borrowers above a certain threshold. Therefore, we may not be able to exercise control over all aspects of our loans or investments. Such financial assets may involve risks not present in investments where senior creditors, junior creditors, servicers, third-party controlling investors or CCO Group-sponsored investment vehicles are not involved. Our rights to control the process following a borrower default may be subject to the rights of senior or junior creditors or servicers whose interests may not be aligned with ours. A partner or co-venturer may have financial difficulties, resulting in a negative impact on such asset, may have economic or business interests or goals that are inconsistent with ours, or may be in a position to take action contrary to our investment objectives. In addition, we will generally pay all or a portion of the expenses relating to our joint ventures and we may, in certain circumstances, be liable for the actions of our partners or co-venturers.
Commercial real estate-related investments that are secured, directly or indirectly, by real property are subject to delinquency, foreclosure and loss, which could result in losses to us.
Commercial real estate debt instruments (e.g., mortgages, mezzanine loans and preferred equity) that are secured by commercial property are subject to risks of delinquency and foreclosure and risks of loss. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things:

•	tenant mix and tenant bankruptcies;

•	success of tenant businesses;

•	property management decisions, including with respect to capital improvements, particularly in older building structures;

•	property location and condition;

•	competition from other properties offering the same or similar services;

•	changes in laws that increase operating expenses or limit rents that may be charged;

•	any liabilities relating to environmental matters at the property;

•	changes in global, national, regional, or local economic conditions and/or specific industry segments;

•	global trade disruption, significant introductions of trade barriers and bilateral trade frictions;

•	declines in global, national, regional or local real estate values;

•	declines in global, national, regional or local rental or occupancy rates;

•
changes in interest rates, foreign exchange rates, and in the state of the credit and securitization markets and the debt and equity capital markets, including diminished availability or lack of debt financing for commercial real estate;

•	changes in real estate tax rates, tax credits and other operating expenses;

•	changes in governmental rules, regulations and fiscal policies, including income tax regulations and environmental legislation;

•	acts of God, terrorism, social unrest and civil disturbances, which may decrease the availability of or increase the cost of insurance or result in uninsured losses; and

•	adverse changes in zoning laws.
In addition, we are exposed to the risk of judicial proceedings with our borrowers and entities we invest in, including bankruptcy or other litigation, as a strategy to avoid foreclosure or enforcement of other rights by us as a lender or investor. In the event that any of the properties or entities underlying or collateralizing our loans or investments experiences any of the foregoing events or occurrences, the value of, and return on, such investments could be reduced, which would adversely affect our results of operations and financial condition.
Our secured debt agreements impose, and additional lending facilities may impose, restrictive covenants, which may restrict our flexibility to determine our operating policies and investment strategy.
We borrow funds under secured debt agreements with various counterparties. The documents that govern these secured debt agreements and the related guarantees contain, and additional lending facilities may contain, customary affirmative and negative covenants, including financial covenants applicable to us that may restrict our flexibility to determine our operating policies and investment strategy. In particular, these agreements may require us to maintain specified minimum levels of capacity under our credit facilities and cash. As a result, we may not be able to leverage our assets as fully as we would otherwise choose, which could reduce our return on assets. If we are unable to meet these collateral obligations, our financial condition and prospects could deteriorate significantly. In addition, lenders may require that our manager or one or more of our manager’s executives continue to serve in such capacity. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral. We may also be subject to cross-default and acceleration rights in our other debt arrangements. Further, this could also make it difficult for us to satisfy the distribution requirements necessary to maintain our qualification as a REIT for U.S. federal income tax purposes.
Difficulty in redeploying the proceeds from repayments of our existing loans and other investments could materially and adversely affect us.
As our loans and other investments are repaid, we may attempt to redeploy the proceeds we receive into new loans and investments and repay borrowings under our secured revolving repurchase agreements and other financing arrangements. It is possible that we will fail to identify reinvestment options that would provide a yield and/or a risk profile that is comparable to the asset that was repaid. If we fail to redeploy the proceeds we receive from repayment of a loan or other investment in equivalent or better alternatives, we could be materially and adversely affected.
In addition, we may also invest in CMBS as part of our investment strategy. Subordinate interests such as CMBS and similar structured finance investments generally are not actively traded and are relatively illiquid investments. Volatility in CMBS trading markets may cause the value of these investments to decline. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral value is available to satisfy interest and principal payments and any other fees in connection with the trust or other conduit arrangement for such securities, we may incur significant losses.
If we are unable to successfully integrate new assets and manage our growth, our results of operations and financial condition may suffer.
We have in the past and may in the future significantly increase the size and/or change the mix of our portfolio of assets. We may be unable to successfully and efficiently integrate newly-acquired assets into our existing portfolio or otherwise effectively manage our assets or our growth effectively. In addition, increases in our portfolio of assets and/or changes in the mix of our assets may place significant demands on our manager’s administrative, operational, asset management, financial and other resources. Any failure to manage increases in size effectively could adversely affect our results of operations and financial condition.
Prepayment rates may adversely affect our financial performance and cash flows and the value of certain of our investments.
Our mortgage loan borrowers may be able to repay their loans prior to their stated maturities. In periods of declining interest rates and/or credit spreads, prepayment rates on loans generally increase. If general interest rates or credit spreads decline at the same time, the proceeds of such prepayments received during such periods may not be reinvested for some period of time or may be reinvested by us in comparable assets yielding less than the yields on the assets that were prepaid.
When mortgage loans are not originated or acquired at a premium to par value, prepayment rates do not materially affect the value of such loan assets. However, the value of certain other assets may be affected by prepayment rates. For example, if we acquire fixed rate CRE debt securities investments or other fixed rate mortgage-related securities, or a pool of such fixed rate mortgage-related securities, we anticipate that the mortgage loans underlying these fixed rate securities will prepay at a projected rate generating an expected yield. If we were to purchase these securities at a premium to par value, when borrowers prepay the mortgage loans underlying these securities faster than expected, the increase in corresponding prepayments on these securities will likely reduce the expected yield. Conversely, if we were to purchase these securities at a discount to par value, when borrowers prepay the mortgage loans underlying these securities slower than expected, the decrease in corresponding prepayments on these securities will likely increase the expected yield. In addition, if we were to purchase these securities at a discount to par value, when borrowers prepay the mortgage loans underlying these securities faster than expected, the increase in corresponding prepayments on these securities will likely increase the expected yield.
Prepayment rates on floating rate and fixed rate loans may differ in different interest rate environments, and may be affected by a number of factors, including, but not limited to, the availability of mortgage credit, the relative economic vitality of the area in which the related properties are located, the servicing of the loans, possible changes in tax laws, other opportunities for investment, and other economic, social, geographic, demographic and legal factors, all of which are beyond our control, and structural factors such as call protection. Consequently, such prepayment rates cannot be predicted with certainty and no strategy can completely insulate us from prepayment risk.
We are subject to additional risks associated with investments in the form of loan participation interests.
We have in the past invested, and may in the future invest, in loan participation interests in which another lender or lenders share with us the rights, obligations and benefits of a commercial mortgage loan made by an originating lender to a borrower. Accordingly, we will not be in privity of contract with a borrower because the other lender or participant is the record holder of the loan and, therefore, we will not have any direct right to any underlying collateral for the loan. These loan participations may be senior, pari passu or junior to the interests of the other lender or lenders in respect of distributions from the commercial mortgage loan. Furthermore, we may not be able to control the pursuit of any rights or remedies under the commercial mortgage loan, including enforcement proceedings in the event of default thereunder. In certain cases, the original lender or another participant may be able to take actions in respect of the commercial mortgage loan that are not in our best interests. In addition, in the event that (1) the owner of the loan participation interest does not have the benefit of a perfected security interest in the lender’s rights to payments from the borrower under the commercial mortgage loan or (2) there are substantial differences between the terms of the commercial mortgage loan and those of the applicable loan participation interest, such loan participation interest could be recharacterized as an unsecured loan to a lender that is the record holder of the loan in such lender’s bankruptcy, and the assets of such lender may not be sufficient to satisfy the terms of such loan participation interest. Accordingly, we may face greater risks from loan participation interests than if we had made first mortgage loans directly to the owners of real estate collateral.
If the loans that we originate or acquire do not comply with applicable laws, we may be subject to penalties, which could materially and adversely affect us.
Loans that we originate or acquire may be directly or indirectly subject to U.S. federal, state or local governmental laws. Real estate lenders and borrowers may be responsible for compliance with a wide range of laws intended to protect the public interest, including, without limitation, the Truth in Lending, Equal Credit Opportunity, Fair Housing and Americans with Disabilities Acts and local zoning laws (including, but not limited to, zoning laws that allow permitted non-conforming uses). If we or any other person fails to comply with such laws in relation to a loan that we have originated or acquired, legal penalties may be imposed, which could materially and adversely affect us. Additionally, jurisdictions with “one action,” “security first” and/or “antideficiency rules” may limit our ability to foreclose on a real property or to realize on obligations secured by a real property. In the future, new laws may be enacted or imposed by U.S. federal, state or local governmental entities, and such laws could have a material adverse effect on us.
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
Our advisor and its affiliates are entitled to substantial fees from us under the terms of the Management Agreement. These fees could influence the judgment of our advisor and its affiliates in performing services for us. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our advisor and its affiliates, including the Management Agreement;

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

Our advisor has engaged its sub-advisor to select and manage our investment securities. Our advisor relies on the performance of its sub-advisor in implementing the investment securities portion of our investment strategy.
Our advisor has engaged its sub-advisor to select investment securities pursuant to a sub-advisory agreement between our advisor and its sub-advisor. The sub-advisor has, and will continue to have substantial discretion, within our investment guidelines, to make decisions related to the acquisition, management and disposition of our investment securities. If the sub-advisor does not succeed in implementing the investment securities portion of our investment strategy, our performance will suffer. In addition, even though our advisor has the ability to terminate the sub-advisor at any time, it may be difficult and costly to terminate and replace the sub-advisor.
We do not have a direct contractual relationship with the sub-advisor. Therefore, it may be difficult for us to take enforcement action against the sub-advisor if its actions, performance or non-performance do not comply with the agreement.
We are not a party to the agreement with the sub-advisor pursuant to which the sub-advisor selects investment securities. Therefore, we are dependent upon our advisor to manage and monitor the sub-advisor effectively. The sub-advisor may take actions that are not in our best interest, which could cause our performance to suffer, and as we are not a party to the agreement with the sub-advisor, we are limited in our ability to enforce that agreement.
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
Pursuant to the terms of our Management Agreement, our advisor is entitled to a subordinated performance fee that is structured in a manner intended to provide incentives to our advisor to perform in our best interests and in the best interests of our stockholders. However, because our advisor does not maintain a significant equity interest in us and is entitled to receive certain fees regardless of performance, our advisor’s interests are not wholly aligned with those of our stockholders. Furthermore, our advisor could be motivated to recommend riskier or more speculative acquisitions in order for us to generate the specified levels of performance or sales proceeds that would entitle our advisor to performance-based fees. In addition, our advisor will have substantial influence with respect to how and when our Board elects to provide liquidity to our stockholders, and these performance-based fees could influence our advisor’s recommendations to us in this regard. Our advisor also has the right to terminate the Management Agreement upon 60 days’ written notice without cause or penalty which, under certain circumstances, could result in our advisor earning a performance fee. This could have the effect of delaying, deferring or preventing a change of control.
Other real estate programs sponsored by CCO Group, as well as CIM and certain of its affiliates, use investment strategies that are similar to ours; therefore, our executive officers and the officers and key personnel of our advisor and its affiliates may face conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor.
CCPT V, CCIT II, CCIT III, CIM Income NAV, and CIM and its affiliates may have investment objectives, strategy and criteria, including targeted asset types, substantially similar to ours. As a result, we may be seeking to acquire properties and real estate-related assets, including mortgage loans, at the same time as CIM or its affiliates, or one or more of the other real estate programs sponsored by CCO Group or its affiliates. Certain of our executive officers and certain officers of our advisor also are executive officers of CIM or its affiliates and other programs sponsored by CCO Group or its affiliates, the general partners of other private investment programs sponsored by CCO Group or its affiliates and/or the advisors or fiduciaries of other real estate programs sponsored by CCO Group or its affiliates. Accordingly, there is a risk that the allocation of acquisition opportunities may result in our acquiring a property that provides lower returns to us than a property purchased by another real estate program sponsored by CCO Group or its affiliates.
In addition, we have acquired, and may continue to acquire, properties in geographic areas where CIM or its affiliates or other real estate programs sponsored by CCO Group or its affiliates, own properties. If one of these other real estate programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant.
Our officers, certain of our directors and our advisor, including its key personnel and officers, face conflicts of interest related to the positions they hold with affiliated and unaffiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns to our stockholders.
Richard S. Ressler, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates, is the chairman of the board, chief executive officer and president of CCIT III and CIM Income NAV, and a director of CCIT II, and vice president of our advisor, CMFT Management. One of our directors, Avraham Shemesh, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates, serves as a director of CCIT III and CIM Income NAV, is the chairman of the board, chief executive officer and president of CCIT II and CCPT V, and is president and treasurer of CMFT Management. One of our directors, Elaine Y. Wong, who is also a principal of CIM, serves as a director of CCIT II, CCPT V and CIM Income NAV. One of our independent directors, W. Brian Kretzmer, also serves as a director of CCIT III and CIM Income NAV. One of our independent directors, Howard A. Silver, also serves as an independent director of CCIT III. Our chief financial officer and treasurer, Nathan D. DeBacker, who is also an officer of other real estate programs sponsored by CCO Group, is a vice president of CMFT Management and is an officer of certain of its affiliates. In addition, affiliates of CMFT Management act as advisors to CCPT V, CCIT II, CCIT III and/or CIM Income NAV, all of which are public, non-listed REITs sponsored by our sponsor, CCO Group. In addition, all of these programs primarily focus on the acquisition and management of commercial properties subject to long-term net leases to creditworthy tenants and have acquired or may acquire assets similar to ours. CCPT V focuses primarily on the retail sector, while CCIT II and CCIT III focus primarily on the corporate office and industrial sectors. CIM Income NAV focuses primarily on commercial properties in the retail, office and industrial sectors. Nevertheless, the investment strategy used by each REIT would permit them to purchase certain properties that may also be suitable for our portfolio.
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
The officers and affiliates of CMFT Management will try to balance our interests with the interests of CIM and its affiliates and other programs sponsored or operated by our sponsor, CCO Group, which includes CCO Group, LLC, an affiliate of CIM, and certain of its subsidiaries, including our manager, our dealer manager, and our property manager, to whom they owe duties. However, to the extent that these persons take actions that are more favorable to other entities than to us, these actions could have a negative impact on our financial performance and, consequently, on distributions to our stockholders and the value of their investments.

We may acquire assets and borrow funds from affiliates of our advisor, and sell or lease our assets to affiliates of our advisor, and any such transaction could result in conflicts of interest.
We are permitted to acquire properties from affiliates of our advisor, provided that, pursuant to the Management Agreement, our manager shall not consummate on our behalf any transaction that involves the sale of any real estate or real-estate related asset to, or the acquisition of any such asset from, our manager or its affiliates, including CIM, and any funds managed by CIM or its affiliates, unless such transaction is on terms no less favorable to the us than could have been obtained on an arm's length basis from an unrelated third party and has been approved in advance by a majority of our independent directors. In the event that we acquire a property from an affiliate of our advisor, we may be foregoing an opportunity to acquire a different property that might be more advantageous to us. In addition, we are permitted to borrow funds from affiliates of our advisor, including our sponsor, and to sell and lease our assets to affiliates of our advisor, and we have not established a policy that specifically addresses how we will determine the sale or lease price in any such transaction. Any such borrowings, sale or lease transaction must be approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction as being fair and reasonable to us. To the extent that we acquire any properties from affiliates of our advisor, borrow funds from affiliates of our advisor or sell or lease our assets to affiliates of our advisor, such transactions could result in a conflict of interest.
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
An effective system of internal control over financial reporting is necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. As part of our ongoing monitoring of internal controls, we may discover material weaknesses or significant deficiencies in our internal controls that we believe require remediation. If we discover such weaknesses, we will make efforts to improve our internal controls in a timely manner. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can only provide reasonable, not absolute, assurance that the objectives of the system are met. Any failure to maintain effective internal controls, or implement any necessary improvements in a timely manner, could have a material adverse effect on our business, financial condition, results of operations, cash flows or our ability to satisfy our debt service obligations or to maintain our level of distributions on our common stock, or cause us to not meet our reporting obligations. Ineffective internal controls could also cause holders of our securities to lose confidence in our reported financial information, which would likely have a negative effect on our business.

Risks Related to Our Corporate Structure
Our charter permits our Board to authorize the issuance of stock with terms that may subordinate the rights of common stockholders or discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
Our charter permits our Board to authorize the issuance of up to 500,000,000 shares of stock, of which 490,000,000 shares are classified as common stock and 10,000,000 shares are classified as preferred stock. In addition, our Board, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. The Board may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms and conditions of redemption of any such stock. Shares of our common stock shall be subject to the express terms of any series of our preferred stock. Thus, our Board could authorize the issuance of preferred stock with terms and conditions that have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing the removal of incumbent management or a change of control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium to the purchase price of our common stock for our stockholders.
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
The Maryland General Corporation Law provides that a director has no liability in such capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter, in the case of our directors and officers, and the Management Agreement, in the case of our advisor and its affiliates, require us, subject to certain exceptions, to indemnify and advance expenses to our directors, our officers, and our advisor and its affiliates. Our charter permits us to provide such indemnification and advance for expenses to our employees and agents. Additionally, our charter limits, subject to certain exceptions, the liability of our directors and officers to us and our stockholders for monetary damages. Although our charter does not allow us to indemnify our directors or our advisor and its affiliates for any liability or loss suffered by them or hold harmless our directors or our advisor and its affiliates for any loss or liability suffered by us to a greater extent than permitted under Maryland law, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our advisor and its affiliates, than might otherwise exist under common law, which could reduce our stockholders’ and our recovery against them. In addition, our advisor is not required to retain cash to pay potential liabilities and it may not have sufficient cash available to pay liabilities if they arise. If our advisor is held liable for a breach of its fiduciary duty to us, or a breach of its contractual obligations to us, we may not be able to collect the full amount of any claims we may have against our advisor. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our advisor in some cases, which would decrease the cash otherwise available for distribution to our stockholders.
Our stockholders’ interest in us will be diluted if we issue additional shares.
Our stockholders do not have preemptive rights to any shares issued by us in the future. Our charter authorizes 500,000,000 shares of stock, of which 490,000,000 shares are classified as common stock and 10,000,000 shares are classified as preferred stock. Subject to any limitations set forth under Maryland law, our Board may amend our charter from time to time to increase the number of authorized shares of stock, increase or decrease the number of shares of any class or series of stock that we have authority to issue, or classify or reclassify any unissued shares into other classes or series of stock without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our Board. Our stockholders will suffer dilution of their equity investment in us, in the event that we (1) continue to issue shares pursuant to our Secondary DRIP Offering, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of our common stock to our advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our Management Agreement or (5) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our operating partnership. In addition, the partnership agreement of our operating partnership contains provisions that would allow, under certain circumstances, other entities, including other real estate programs sponsored or operated by CCO Group, to merge into or cause the exchange or conversion of their interest in that entity for interests of our operating partnership. Because the limited partnership interests of our operating partnership may, in the discretion of our Board, be exchanged for shares of our common stock, any merger, exchange or conversion between our operating partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders.
Our Umbrella Partnership Real Estate Investment Trust (“UPREIT”) structure may result in potential conflicts of interest with limited partners in our operating partnership whose interests may not be aligned with those of our stockholders.
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

General Risks Related to Real Estate Assets
Adverse economic, regulatory and geographic conditions that have an impact on the real estate market in general may prevent us from being profitable or from realizing growth in the value of our real estate properties, and could have a significant negative impact on us.
Our operating results will be subject to risks generally incident to the ownership of real estate, including:

•
changes in international, national or local economic or geographic conditions (including as a result of the outbreak of the novel strain of coronavirus (“COVID-19”) that began in the fourth quarter of 2019);

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•	the illiquidity of real estate assets generally;

•	changes in tax, real estate, environmental and zoning laws; and

•	periods of high interest rates and tight money supply.
The outbreak of COVID-19 that began in the fourth quarter of 2019 has led to an economic slowdown in the United States and could likely lead to a recession. During periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases. The extent to which federal, state or local governmental authorities grant rent relief or other relief or enact amnesty programs applicable to our tenants in response to the COVID-19 outbreak will exacerbate the negative impacts that a slow down or recession will have on us. If we cannot operate our properties so as to meet our financial expectations, because of these or other risks, we may be prevented from being profitable or growing the values of our real estate properties, and our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions to our stockholders may be significantly negatively impacted.
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
We cannot assure our stockholders that our leases will be renewed or that we will be able to lease or re-lease the properties on favorable terms, or at all, or that lease terminations will not cause us to sell the properties at a loss. Any of our properties that become vacant could be difficult to re-lease or sell. We have and may continue to experience vacancies either by the default of a tenant under its lease or the expiration of one of our leases. We typically must incur all of the costs of ownership for a property that is vacant. Upon or pending the expiration of leases at our properties, we may be required to make rent or other concessions to tenants, or accommodate requests for renovations, remodeling and other improvements, in order to retain and attract tenants. Certain of our properties may be specifically suited to the particular needs of a tenant (e.g., a restaurant) and major renovations and expenditures may be required in order for us to re-lease the space for other uses. If the vacancies continue for a long period of time, we may suffer reduced revenues and increased costs, resulting in less cash available for distribution to our stockholders and unitholders of CMFT OP. If we are unable to renew leases, lease vacant space, including vacant space resulting from tenant defaults, or re-lease space as leases expire on favorable terms or at all, our financial condition could be adversely affected.
We are subject to geographic and industry concentrations that make us more susceptible to adverse events with respect to certain geographic areas or industries.
As of December 31, 2019, we had derived approximately:

•	12% and 10% of our 2019 annualized rental income from tenants in California and Georgia, respectively; and

•	13%, 12% and 10% of our 2019 annualized rental income from tenants in the sporting goods, home and garden and discount store industries, respectively.

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
The bankruptcy or insolvency of our tenants may adversely affect the income produced by our properties. Under bankruptcy law, a tenant cannot be evicted solely because of its bankruptcy and has the option to assume or reject any unexpired lease. If the tenant rejects the lease, any resulting claim we have for breach of the lease (excluding collateral securing the claim) will be treated as a general unsecured claim. Our claim against the bankrupt tenant for unpaid and future rent will be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease, and it is unlikely that a bankrupt tenant that rejects its lease would pay in full amounts it owes us under the lease. Even if a lease is assumed and brought current, we still run the risk that a tenant could condition lease assumption on a restructuring of certain terms, including rent, that would have an adverse impact on us. Any shortfall resulting from the bankruptcy of one or more of our tenants could adversely affect our business, financial condition, results of operations, cash flows or our ability to satisfy our debt service obligations or to maintain our level of distributions on our common stock.
In addition, the financial failure of, or other default by, one or more of the tenants to whom we have exposure could have an adverse effect on the results of our operations. While we evaluate the creditworthiness of our tenants by reviewing available financial and other pertinent information, there can be no assurance that any tenant will be able to make timely rental payments or avoid defaulting under its lease. If any of our tenants’ businesses experience significant adverse changes, they may fail to make rental payments when due, close a number of stores, exercise early termination rights (to the extent such rights are available to the tenant) or declare bankruptcy. A default by a significant tenant or multiple tenants could cause a material reduction in our revenues and operating cash flows. In addition, if a tenant defaults, we may incur substantial costs in protecting our assets.
If a sale-leaseback transaction is re-characterized in a tenant’s bankruptcy proceeding, our financial condition could be adversely affected.
We may enter into sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback might be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect our financial condition, cash flows and the amount available for distributions to our stockholders.
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
In connection with the acquisition of properties, we may assume existing liabilities, some of which may have been unknown or unquantifiable at the time of the transaction. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of tenants or other persons dealing with the sellers prior to our acquisition of the properties, tax liabilities, and accrued but unpaid liabilities whether incurred in the ordinary course of business or otherwise. If the magnitude of such unknown liabilities is high, either singly or in the aggregate, it could adversely affect our business, financial condition, liquidity and results of operations, cash flows or our ability to satisfy our debt service obligations or maintain our level of distributions on our common stock.
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
Further, we do not carry insurance for certain losses, including, but not limited to, losses caused by earthquakes, riots or acts of war because such losses may be either uninsurable or not economically insurable. If we experience a loss that is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. In addition, we carry several different lines of insurance, placed with several large insurance carriers. If any one of these large insurance carriers were to become insolvent, we would be forced to replace the existing insurance coverage with another suitable carrier, and any outstanding claims would be at risk for collection. In such an event, we cannot be certain that we would be able to replace the coverage at similar or otherwise favorable terms. As a result of any of the situations described above, our financial condition and cash flows may be materially and adversely affected.
We may be unable to secure funds for future leasing commissions, tenant improvements or capital needs, which could adversely impact our ability to pay cash distributions to our stockholders.
When tenants do not renew their leases or otherwise vacate their space, it is usual that, in order to attract replacement tenants, we will be required to expend substantial funds for leasing commissions, tenant improvements and tenant refurbishments to the vacated space. In addition, although we expect that our leases with tenants will require tenants to pay routine property maintenance costs, we could be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops. We will use substantially all of the net proceeds from the Offerings to buy real estate and real estate-related assets and to pay various fees and expenses. We intend to reserve only approximately 0.1% of the gross proceeds from the Offerings for future capital needs. Accordingly, if we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain funds from other sources, such as cash flows from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, we may be required to defer necessary improvements to a property, which may cause that property to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased operating cash flows as a result of fewer potential tenants being attracted to the property. If this happens, our assets may generate lower cash flows or decline in value, or both.

We may be unable to successfully expand our operations into new markets.
Each of the risks described in the previous risk factors that are applicable to our ability to acquire and successfully integrate and operate properties in the markets in which our properties are located are also applicable to our ability to acquire and successfully integrate and operate properties in new markets. In addition to these risks, we may not possess the same level of familiarity with the dynamics and market conditions of certain new markets that we may enter, which could adversely affect our ability to expand into those markets. We may be unable to build a significant market share or achieve a desired return on our assets in new markets. If we are unsuccessful in expanding into new markets, it could have a material adverse effect on our business, financial condition, results of operations, cash flows or our ability to satisfy our debt service obligations or to maintain our level of distributions on our common stock.
Our properties may be subject to impairment charges.
We routinely evaluate our real estate assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, tenant performance and lease structure. For example, the early termination of, or default under, a lease by a tenant may lead to an impairment charge. Since our investment focus is on properties net leased to a single tenant, the financial failure of, or other default by, a single tenant under its lease may result in a significant impairment loss. If we determine that an impairment has occurred, we would be required to make a downward adjustment to the net carrying value of the property, which could have a material adverse effect on our results of operations in the period in which the impairment charge is recorded. Management has recorded an impairment charge related to certain properties in the year ended December 31, 2019, and may record future impairments based on actual results and changes in circumstances. Negative developments in the real estate market may cause management to reevaluate the business and macro-economic assumptions used in its impairment analysis. Changes in management’s assumptions based on actual results may have a material impact on the Company’s financial statements. See Note 3 — Fair Value Measurements to our consolidated financial statements for a discussion of our real estate impairment charge.
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
Real estate assets are, in general, relatively illiquid and may become even more illiquid during periods of economic downturn. As a result, we may not be able to sell our properties quickly or on favorable terms in response to changes in the economy or other conditions when it otherwise may be prudent to do so. In addition, certain significant expenditures generally do not change in response to economic or other conditions, including debt service obligations, real estate taxes, and operating and maintenance costs. This combination of variable revenue and relatively fixed expenditures may result, under certain market conditions, in reduced earnings. Further, as a result of the 100% prohibited transactions tax applicable to REITs, we intend to hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forgo or defer sales of properties that otherwise would be favorable. Therefore, we may be unable to adjust our portfolio promptly in response to economic, market or other conditions, which could adversely affect our business, financial condition, results of operations, cash flows or our ability to satisfy our debt service obligations or to maintain our level of distributions on our common stock.
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
As of December 31, 2019, approximately 63.1% of our tenants were not rated or did not have an investment grade credit rating from a major ratings agency or were not affiliates of companies having an investment grade credit rating. Our properties with such tenants may have a greater risk of default and bankruptcy than properties leased exclusively to investment grade tenants. When we acquire properties where the tenant does not have a publicly available credit rating, we will use certain credit assessment tools as well as rely on our own estimates of the tenant’s credit rating which includes reviewing the tenant’s financial information (e.g., financial ratios, net worth, revenue, cash flows, leverage and liquidity, if applicable). If our ratings estimates are inaccurate, the default or bankruptcy risk for the subject tenant may be greater than anticipated. If our lender or a credit rating agency disagrees with our ratings estimates, we may not be able to obtain our desired level of leverage or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.
We are exposed to risks related to increases in market lease rates and inflation, as income from long-term leases is the primary source of our cash flows from operations.
Leases of long-term duration or which include renewal options that specify a maximum rate increase may result in below-market lease rates over time if we do not accurately estimate inflation or market lease rates. Provisions of our leases designed to mitigate the risk of inflation and unexpected increases in market lease rates, such as periodic rental increases, may not adequately protect us from the impact of inflation or unexpected increases in market lease rates. If we are subject to below-market lease rates on a significant number of our properties pursuant to long-term leases and our operating and other expenses are increasing faster than anticipated, our business, financial condition, results of operations, cash flows or our ability to satisfy our debt service obligations or to maintain our level of distributions on our common stock could be materially adversely affected.
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
Increased operating expenses could reduce cash flows from operations and funds available to acquire properties or make distributions.
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

•
Real Estate Markets — The properties we acquire could substantially decrease in value after we purchase them. Consequently, we may not be able to recover the carrying amount of our properties, which may require us to recognize an impairment charge or record a loss on sale in our earnings.

Real estate related taxes may increase, and if these increases are not passed on to tenants, our income will be reduced.
Local real property tax assessors may reassess our properties, which may result in increased taxes. Generally, property taxes increase as property values or assessment rates change, or for other reasons deemed relevant by property tax assessors. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. Although some tenant leases may permit us to pass through such tax increases to the tenants for payment, renewal leases or future leases may not be negotiated on the same basis. Tax increases not passed through to tenants could have a materially adverse effect on our business, financial condition, results of operations, cash flows or our ability to satisfy our debt service obligations or to maintain our level of distributions on our common stock.
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
Many of our leases provide for increases in rent as a result of increases in the tenant’s sales volume. There likely will be numerous other retail properties within the market area of such properties that will compete with our tenants for customer business. In addition, traditional retailers face increasing competition from alternative retail channels, including internet-based retailers and other forms of e-commerce, factory outlet centers, wholesale clubs, mail order catalogs and television shopping networks, which could adversely impact our retail tenants’ sales volume. Such competition could negatively affect such tenants’ ability to pay rent or the amount of rent paid to us. This could result in decreased cash flows from tenants thus affecting cash available for distributions to our stockholders and the amount of distributions we pay.
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
Terrorist attacks, acts of violence or war or public health crises may affect the markets in which we operate and have a material adverse effect on our financial condition, results of operations and ability to pay distributions to our stockholders.
The strength and profitability of our business depends on demand for and the value of our properties. Terrorist attacks, acts of war and public health crises (including the recent COVID-19 outbreak) may result in declining economic activity, which could harm the demand for and the value of our properties and may negatively affect our operations and our stockholders’ investments. We may acquire real estate assets located in areas that are susceptible to terrorist attacks or acts of war. These attacks may directly impact the value of our assets through damage, destruction, loss or increased security costs. Although we may obtain terrorism insurance, we may not be able to obtain sufficient coverage to fund any losses we may incur. Risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Further, certain losses resulting from these types of events are uninsurable or not insurable at reasonable costs.
More generally, any terrorist attack, other act of violence or war, or public health crisis (such as the COVID-19 outbreak) could result in increased volatility in, or damage to, the United States and worldwide financial markets and economy, all of which could adversely affect our tenants’ ability to pay rent on their leases or our ability to borrow money or issue capital stock at acceptable prices, which could have a material adverse effect on our financial condition, results of operations and ability to pay distributions to our stockholders.
Pandemics or other health crises may adversely affect our business and/or operations, our tenants’ financial condition and the profitability of our retail properties.
Our business and/or operations and the businesses of our tenants could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis, such as the recent outbreak of COVID-19.
The profitability of our retail  properties depends, in part, on the willingness of customers to visit our tenants’ businesses. The risk, or public perception of the risk, of a pandemic or media coverage of infectious diseases could cause employees or customers to avoid our properties, which could adversely affect foot traffic to our tenants’ businesses and our tenants’ ability to adequately staff their businesses. Such events could adversely impact tenants’ sales and/or cause the temporary closure or slowdown of our tenants’ businesses, which could severely disrupt their operations and have a material adverse effect on our business, financial condition and results of operations. Similarly, the potential effects of quarantined employees of office tenants may adversely impact their businesses and affect their ability to pay rent on a timely basis.
We are subject to risks that affect the retail real estate environment generally.
Our business has historically focused on retail real estate. As such, we are subject to certain risks that can affect the ability of our retail properties to generate sufficient revenue to meet our operating and other expenses, including debt service, to make capital expenditures and to make distributions to our shareholders. We face continuing challenges because of changing consumer preferences and because the conditions in the economy affect employment growth and cause fluctuations and variations in retail sales and in business and consumer confidence and consumer spending on retail goods. In general, a number of factors can negatively affect the income generated by a retail property or the value of a property, including: a downturn in the national, regional or local economy; a decrease in employment or consumer confidence or spending; increases in operating costs, such as common area maintenance, real estate taxes, utility rates and insurance premiums; higher energy or fuel costs resulting from adverse weather conditions, natural disasters, geopolitical concerns, terrorist activities and other factors; changes in interest rate levels and the cost and availability of financing; a weakening of local real estate conditions, such as an oversupply of, or a reduction in demand for, retail space or retail goods, and the availability and creditworthiness of current and prospective tenants; trends in the retail industry; seasonality; changes in perceptions by retailers or shoppers of the safety, convenience and attractiveness of a retail property; perceived changes in the convenience and quality of competing retail properties and other retailing options such as internet shopping or other strategies, such as using smartphones or other technologies to determine where to make and to assist in making purchases; the ability of our tenants to meet shoppers’ demands for quality, variety, and product availability, which may be impacted by supply chain disruptions; and changes in laws and regulations applicable to real property, including tax and zoning laws. For example, in early 2020, a global outbreak of COVID-19 occurred, leading to travel restrictions and plant shutdowns, all of which have impacted, and could continue to impact, our tenants’ supply chains and, ultimately, retail product availability. Fears related to this COVID-19 outbreak have impacted, and may continue to impact, shoppers’ willingness to visit our retail properties, and the continued spread of the virus has resulted in property shutdowns and may result in additional shutdowns of our retail properties, particularly in certain geographies reporting increasing diagnoses of the virus or related illnesses. The extent of the outbreak and its impact on our tenants and our operations is uncertain, but a prolonged outbreak could continue to have a material impact.
Changes in one or more of the aforementioned factors can lead to a decrease in the revenue or income generated by our properties and can have a material adverse effect on our financial condition and results of operations. Many of these factors could also specifically or disproportionately affect one or more of our tenants, which could decrease operating performance, reduce property revenue and affect our results of operations. If the estimated future cash flows related to a particular property are significantly reduced, we may be required to reduce the carrying value of the property.
Downturns in the retail industry likely will have a direct adverse impact on our revenues and cash flow.
Our retail properties currently owned consist primarily of necessity retail properties and anchored shopping centers. Our retail performance therefore is generally linked to economic conditions in the market for retail space. The market for retail space could be adversely affected by any of the following:

•
weakness in the national, regional and local economies, and declines in consumer confidence which could adversely impact consumer spending and retail sales and in turn tenant demand for space and could lead to increased store closings;

•	changes in market rental rates;

•	changes in demographics (including the number of households and average household income) surrounding our shopping centers;

•	adverse financial conditions for anchored shopping centers and other retail, service, medical or restaurant tenants;

•	continued consolidation in the retail and grocery sector;

•	excess amount of retail space in our markets;

•	reduction in the demand by tenants to occupy our shopping centers as a result of reduced consumer demand for certain retail formats;

•
increase in e-commerce and alternative distribution channels may negatively affect out tenant sales or decrease the square footage our tenants require and could lead to margin pressure on our anchored shopping centers, which could lead to store closures;

•	the impact of an increase in energy costs on consumers and its consequential effect on the number of shopping visits to our centers;

•	a pandemic or other health crisis, such as the recent outbreak of COVID-19; and

•	consequences of any armed conflict involving, or terrorist attack against, the United States.
To the extent that any of these conditions occur, they are likely to impact market rents for retail space, occupancy in our retail properties, our ability to sell, acquire or develop retail properties, and our cash available for distributions to stockholders.
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
If we sell properties by providing financing to purchasers, defaults by the purchasers would adversely affect our cash flows from operations.
In some instances, we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default on its obligations under the financing, which could negatively impact cash flows from operations. Even in the absence of a purchaser default, the distribution of sale proceeds or their reinvestment in other assets will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price, and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to pay cash distributions to our stockholders.
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
We are subject to the rules and regulations of the Financial Accounting Standards Board related to GAAP.
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
In addition, our properties are subject to various federal, state and local regulatory requirements, such as state and local earthquake, fire and life safety requirements. If we were to fail to comply with these various requirements, we might incur governmental fines or private damage awards. If we incur substantial costs to comply with the ADA or any other regulatory requirements, our business, financial condition, results of operations, cash flows or our ability to satisfy our debt service obligations or to maintain our level of distributions on our common stock could be materially adversely affected. Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers may restrict our use of our properties and may require us to obtain approval from local officials or community standards organizations at any time with respect to our properties, including prior to acquiring a property or when undertaking renovations of any of our existing properties.
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
Our advisor believes that utilizing borrowing is consistent with our investment objective of maximizing the return to stockholders. There is no limitation on the amount we may borrow against any individual property or other asset. This factor could limit the amount of cash we have available to distribute to our stockholders and could result in a decline in the value of our stockholders’ investment.
We do not intend to incur mortgage debt on a particular property unless we believe the property’s projected operating cash flows are sufficient to service the mortgage debt. However, if there is a shortfall between the cash flows from a property and the cash flows needed to service mortgage debt on a property, the amount available for distributions to our stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders’ investments. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds from the foreclosure. In such event, we may be unable to pay the amount of distributions required in order to maintain our qualification as a REIT. We may give full or partial guarantees to lenders of recourse mortgage debt to the entities that own our properties. If we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity and with respect to any such property that is vacant, potentially be responsible for any property-related costs such as real estate taxes, insurance and maintenance, which costs will likely increase if the lender does not timely exercise its remedies. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected, which could result in our losing our REIT status and would result in a decrease in the value of our stockholders’ investment.
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
The capital and credit markets have experienced extreme volatility and disruption as a result of the global outbreak of COVID-19. We believe that such volatility and disruption are likely to continue into the foreseeable future. Market volatility and disruption could hinder our ability to obtain new debt financing or refinance our maturing debt on favorable terms or at all or to raise debt and equity capital. Our access to capital will depend upon a number of factors, including:

•	general market conditions;

•	government action or regulation, including changes in tax law;

•	the market’s perception of our future growth potential;

•	the extent of investor interest;

•	analyst reports about us and the REIT industry;

•	the general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

•	our financial performance and that of our tenants;

•	our current debt levels and changes in our credit ratings, if any;

•	our current and expected future earnings; and

•	our cash flows and cash distributions, including our ability to satisfy the dividend requirements applicable to REITs.
If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to meet our obligations and commitments as they mature or make any new acquisitions.
High interest rates may make it difficult for us to finance or refinance assets, which could reduce the number of properties we can acquire and the amount of cash distributions we can make.
We run the risk of being unable to finance or refinance our assets on favorable terms or at all. If interest rates are high when we desire to mortgage our assets or when existing loans come due and the assets need to be refinanced, we may not be able to, or may choose not to, finance the assets and we would be required to use cash to purchase or repay outstanding obligations. Our inability to use debt to finance or refinance our assets could reduce the number of assets we can acquire, which could reduce our operating cash flows and the amount of cash distributions we can make to our stockholders. Higher costs of capital also could negatively impact our operating cash flows and returns on our assets.
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

We may not be able to generate sufficient cash flows to meet our debt service obligations.
Our ability to make payments on and to refinance our indebtedness, and to fund our operations, working capital and capital expenditures, depends on our ability to generate cash. To a certain extent, our cash flows are subject to general economic, industry, financial, competitive, operating, legislative, regulatory and other factors, many of which are beyond our control.
We cannot assure our stockholders that our business will generate sufficient cash flows from operations or that future sources of cash will be available to us in an amount sufficient to enable us to pay amounts due on our indebtedness or to fund our other liquidity needs.
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

As a result, we may not be able to refinance our indebtedness on commercially reasonable terms, or at all. If we do not generate sufficient cash flows from operations, and additional borrowings or refinancings or proceeds of asset sales or other sources of cash are not available to us, we may not have sufficient cash to enable us to meet all of our obligations. Accordingly, if we cannot service our indebtedness, we may have to take actions such as seeking additional equity, or delaying any strategic acquisitions and alliances or capital expenditures, any of which could have a material adverse effect on our business, financial condition, results of operations, cash flows or our ability to satisfy our debt service obligations or maintain our level of distributions on our common stock.
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.
In connection with providing us financing, a lender could impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. In general, our loan agreements restrict our ability to encumber or otherwise transfer our interest in the respective property without the prior consent of the lender. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace CMFT Management as our advisor. These or other limitations imposed by a lender may adversely affect our flexibility and our ability to pay distributions on our common stock.
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
Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on our stockholders’ investment.
Our ability to dispose of a property during the first few years following its acquisition is restricted to a substantial extent as a result of our REIT status. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. Properties we own, directly or through any subsidiary entity, including CMFT OP, but generally excluding our taxable REIT subsidiaries, may, depending on how we conduct our operations, be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Under applicable provisions of the Internal Revenue Code regarding prohibited transactions by REITs, we would be subject to a 100% tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or through any subsidiary entity, including CMFT OP, but generally excluding our taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business. Any taxes we pay would reduce our cash available for distribution to our stockholders. Our concern over paying the prohibited transactions tax may cause us to forgo disposition opportunities that would otherwise be advantageous if we were not a REIT. As of December 31, 2019, our dispositions were not subject to the prohibited transaction tax.
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
If our stockholders participate in our DRIP, they will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock that does not represent a return of capital. In addition, our stockholders may be treated, for U.S. federal tax purposes, as having received an additional distribution to the extent the shares are purchased at a discount from fair market value. Such an additional deemed distribution could cause our stockholders to be subject to additional income tax liability. Unless our stockholders are a tax-exempt entity, they may have to use funds from other sources to pay their tax liability arising as a result of the distributions reinvested in our shares.
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
In addition, the Tax Cuts and Jobs Act made significant changes to the U.S. federal income tax rules for taxation of individuals and businesses, generally effective for taxable years beginning after December 31, 2017. The Tax Cuts and Jobs Act made major changes to the Internal Revenue Code, including a number of provisions of the Internal Revenue Code that affect the taxation of REITs and their stockholders. Among the changes made by the Tax Cuts and Jobs Act are permanently reducing the generally applicable corporate tax rate, generally reducing the tax rate applicable to individuals and other noncorporate taxpayers for tax years beginning after December 31, 2017 and before January 1, 2026, eliminating or modifying certain previously allowed deductions (including substantially limiting interest deductibility and, for individuals, the deduction for non-business state and local taxes), and, for taxable years beginning after December 31, 2017 and before January 1, 2026, providing for preferential rates of taxation through a deduction of up to 20% (subject to certain limitations) on most ordinary REIT dividends and certain trade or business income of non-corporate taxpayers. The Tax Cuts and Jobs Act also imposes new limitations on the deduction of net operating losses and requires us to recognize income for tax purposes no later than when we take it into account on our financial statements, which may result in us having to make additional taxable distributions to our stockholders in order to comply with REIT distribution requirements or avoid taxes on retained income and gains. The Tax Cuts and Jobs Act also made numerous large and small changes to the tax rules that do not affect the REIT qualification rules directly but may otherwise affect us or our stockholders.
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
We intend to cause CMFT OP, our operating partnership, to maintain its current status as an entity separate from us (a disregarded entity), or in the alternative, a partnership for U.S. federal income tax purposes. Our operating partnership would lose its status as a disregarded entity for U.S. federal income tax purposes if it issues interests to any subsidiary we establish that is not a disregarded entity for tax purposes (a “regarded entity”) or a person other than us. If our operating partnership issues interests to any subsidiary we establish that is a regarded entity for tax purposes or a person other than us, we would characterize our operating partnership as a partnership for U.S. federal income tax purposes. As a disregarded entity or partnership, our operating partnership is not subject to U.S. federal income tax on its income. However, if the IRS were to successfully challenge the status of our operating partnership as a disregarded entity or partnership, CMFT OP would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This could also result in our losing REIT status, and becoming subject to a corporate-level tax on our income. This would substantially reduce the cash available to us to make distributions to our stockholders and the return on their investment.
In addition, if certain of our other subsidiaries through which CMFT OP owns its properties, in whole or in part, lose their status as disregarded entities or partnerships for U.S. federal income tax purposes, such subsidiaries would be subject to taxation as corporations, thereby reducing cash available for distributions to our operating partnership. Such a re-characterization of CMFT OP’s subsidiaries also could threaten our ability to maintain REIT status.
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
Distributions to tax-exempt stockholders may be classified as unrelated business taxable income.
If (1) we are a “pension-held REIT,” (2) a tax-exempt stockholder has incurred (or is deemed to have incurred) debt to purchase or hold shares of our common stock or (3) a holder of shares of our common stock is a certain type of tax-exempt stockholder, dividends on, and gains recognized on the sale of, shares by such tax-exempt stockholder may be subject to U.S. federal income tax as UBTI under the Internal Revenue Code.
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
Even if we continue to qualify as a REIT for U.S. federal income tax purposes, we will be required to pay some state and local taxes on our properties. The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. Therefore, the amount of property taxes we pay in the future may increase substantially. If the property taxes we pay increase and if any such increase is not reimbursable under the terms of our lease, then our cash flows will be negatively impacted, which in turn could have a material adverse effect on our business, financial condition, results of operations, cash flows or our ability to satisfy our debt service obligations or to maintain our level of distributions on our common stock.

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
As a general rule, certain employee benefit plans, including foreign pension plans, governmental plans established or maintained in the United States (as defined in Section 3(32) of ERISA), and certain church plans (as defined in Section 3(33) of ERISA), are not subject to ERISA’s requirements and are not “benefit plan investors” for purposes of investing in “plan assets” subject to ERISA’s requirements. Any such plan that is qualified and exempt from taxation under Sections 401(a) and 501(a) of the Internal Revenue Code may nonetheless be subject to the prohibited transaction rules set forth in Section 503 of the Internal Revenue Code and, under certain circumstances in the case of church plans, Section 4975 of the Internal Revenue Code. Also, some foreign plans and governmental plans may be subject to foreign, state, or local laws which are, to a material extent, similar to the provisions of ERISA or Section 4975 of the Internal Revenue Code. Each fiduciary of a plan subject to any such similar law should make its own determination as to the need for, and the availability of, any exemption relief.
If stockholders invest in our common stock through an IRA or other retirement plan, they may be limited in their ability to withdraw required minimum distributions.
If stockholders invest in our common stock with assets of a retirement plan or IRA, federal law may require them to withdraw required minimum distributions from such plan or account in the future. Our common stock will be highly illiquid, and our share redemption program only offers limited liquidity. If stockholders require liquidity, they may generally sell their shares, but such sale may be at a price less than the price at which they initially purchased their common stock. If stockholders fail to withdraw required minimum distributions from their plan or account, they may be subject to certain taxes and tax penalties.
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
Market Information
As of March 16, 2020, we had approximately 311.2 million shares of common stock outstanding, held by a total of 58,980 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., which serves as our registrar and transfer agent.
There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Unless and until our shares are listed on a national securities exchange, we do not expect that a public market for the shares will develop. Pursuant to the DRIP Offerings, we issue shares of our common stock at the most recently disclosed estimated per share NAV as determined by our Board. As of December 31, 2019, the most recent estimated per share NAV was $8.65 per share, which was established on March 20, 2019 using a valuation date of December 31, 2018.
To assist fiduciaries of tax-qualified pension, stock bonus or profit-sharing plans, employee benefit plans and annuities described in Section 403(a) or (b) of the Internal Revenue Code or an individual retirement account or annuity described in Section 408 of the Internal Revenue Code subject to the annual reporting requirements of ERISA and IRA trustees or custodians in preparation of reports relating to an investment in the shares, we will publicly disclose and provide reports, as requested, of the per share estimated value of our common stock to those fiduciaries who request such reports. Furthermore, in order for FINRA members and their associated persons to participate in the Offering, we are required pursuant to FINRA Rule 5110 to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, pursuant to FINRA Rule 2231, we are required to publish an updated estimated per share NAV on at least an annual basis. The Board will make decisions regarding the valuation methodology to be employed, who will perform valuations of our assets and the frequency of such valuations; provided, however, that the determination of the estimated per share NAV must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert and must be derived from a methodology that conforms to standard industry practice. The Board established an updated estimated per share NAV on March 25, 2020 of $7.77 per share using a valuation date of December 31, 2019, using a methodology that conformed to standard industry practice. However, as set forth above, there is no public trading market for the shares at this time and stockholders may not receive $7.77 per share if a market did exist.
In determining the estimated per share NAVs as of December 31, 2018 and December 31, 2019, our Board considered information and analysis, including valuation materials that were provided by Duff & Phelps, LLC (“Duff & Phelps”), information provided by CMFT Management, and the estimated per share NAV recommendation made by the valuation, compensation and affiliate transactions committee of our Board, which committee is comprised of all of our independent directors. See our Current Reports on Form 8-K, filed with the SEC on March 26, 2019 and March 30, 2020, for additional information regarding Duff & Phelps and its valuation materials.
Share Redemption Program
The Board has adopted a share redemption program that enables our stockholders to sell their shares to us in limited circumstances, subject to the conditions and limitations described below.
Our common stock is currently not listed on a national securities exchange, and we will not seek to list our stock unless and until such time as our independent directors believe that the listing of our stock would be in the best interest of our stockholders. In order to provide stockholders with the benefit of interim liquidity, stockholders may present all, or a portion, of their shares consisting of at least the lesser of (1) 25% of the stockholder’s shares; or (2) a number of shares with an aggregate redemption price of at least $2,500, to us for redemption at any time in accordance with the procedures outlined below. At that time, we may, subject to the conditions and limitations described below, redeem the shares presented for redemption for cash to the extent that we have sufficient funds available to us to fund such redemption. We will not pay to our sponsor, our Board, or advisor or its affiliates any fees to complete any transactions under our share redemption program.
The per share redemption price (other than for shares purchased pursuant to our DRIP and as provided below for redemptions due to a stockholder’s death) depends on the length of time the stockholder has held such shares as follows: after two years from the purchase date, 97.5% of the most recently determined estimated per share NAV; and after three years from the purchase date, 100% of the most recently determined estimated per share NAV. During this time period, the redemption price for shares purchased pursuant to our DRIP will be 100% of the most recently determined estimated per share NAV. In each case, the redemption price will be adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock. The estimated per share NAV for purposes of our share redemption program as of December 31, 2019 was $8.65 per share, which estimated per share NAV was determined by our Board on March 20, 2019 using a valuation date of December 31, 2018. As a result of our Board’s determination of an updated estimated per share NAV of our shares of common stock on March 25, 2020, the estimated per share NAV of $7.77 as of December 31, 2019 will serve as the most recent estimated per share NAV for purposes of the share redemption program, effective March 30, 2020 until such time as the Board determines a new estimated per share NAV.
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
In the event of the death of a stockholder, we must receive notice from the stockholder’s estate within 270 days after the stockholder’s death in order to be eligible for a redemption due to a stockholder’s death. Shares redeemed in connection with a stockholder’s death will be redeemed at a purchase price per share equal to 100% of the estimated per share NAV.
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
We received redemption requests for approximately 20.6 million shares (or $178.5 million) in excess of the net proceeds we received from issuance of shares under the DRIP Offerings during the three months ended December 31, 2019. Management, in its discretion, limited the amount of shares redeemed for the three months ended December 31, 2019 to an amount equal to net proceeds we received from the sale of shares pursuant to the DRIP Offerings during the period. During the year ended December 31, 2019, we received valid redemption requests under our share redemption program totaling approximately 88.6 million shares, of which we redeemed approximately 7.2 million shares as of December 31, 2019 for $62.4 million (at an average redemption price of $8.65 per share) and approximately 2.3 million shares subsequent to December 31, 2019 for $19.5 million (at an average redemption price of $8.65 per share). The remaining redemption requests relating to approximately 79.1 million shares went unfulfilled. During the year ended December 31, 2018, we received valid redemption requests under our share redemption program totaling approximately 68.2 million shares, of which we redeemed approximately 7.4 million shares as of December 31, 2018 for $69.5 million (at an average redemption price of $9.37 per share) and approximately 2.3 million shares subsequent to December 31, 2018 for $21.7 million (at an average redemption price of $9.37 per share). The remaining redemption requests relating to approximately 58.5 million shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program set forth above. We funded such redemptions with proceeds from our DRIP Offerings. During the years ended December 31, 2019 and 2018, we issued approximately 9.3 million and 9.6 million shares of common stock, respectively, under the DRIP Offerings, for proceeds of $82.4 million and $91.8 million, respectively, which were recorded as redeemable common stock on the consolidated balance sheets, net of any redemptions paid.
In general, we redeem shares on a quarterly basis. During the three-month period ended December 31, 2019, we redeemed shares, including those redeemable due to death, as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2019 - October 31, 2019	7,560	$8.65	7,560	(1)
November 1, 2019 - November 30, 2019	2,342,329	$8.65	2,342,329	(1)
December 1, 2019 - December 31, 2019	338	$8.65	338	(1)
Total	2,350,227		2,350,227	(1)

____________________________________

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.

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
For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nondividend distributions. To the extent that we make a distribution in excess of our current or accumulated earnings and profits, the distribution will be a nontaxable return of capital, reducing the tax basis in each U.S. stockholder’s shares. In addition, the amount of distributions in excess of U.S. stockholders’ tax basis in their shares will be taxable as a capital gain realized from the sale of those shares. See Note 14 — Income Taxes to our consolidated financial statements in this Annual Report on Form 10-K for the character of the distributions paid during the years ended December 31, 2019, 2018 and 2017.
The following table shows the distributions declared on a per share basis during the years ended December 31, 2019, 2018 and 2017 (in thousands, except per share data):

Year Ending December 31,	Total Distributions Declared	Distributions Declared per Common Share

2019	$194,463	$0.625
2018	$194,573	$0.625
2017	$194,687	$0.625

ITEM 6.	SELECTED FINANCIAL DATA
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

	Year Ended December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data:
Total real estate assets, net	$2,469,335	$4,401,153	$4,627,546	$4,534,010	$4,484,326
Loans held-for-investment and related receivables, net	$301,630	$89,762	$—	$—	$—
Cash and cash equivalents	$466,024	$10,533	$4,745	$9,754	$26,316
Assets held for sale	$351,897	$6,780	$—	$—	$—
Total assets	$3,668,623	$4,617,371	$4,728,689	$4,624,335	$4,582,199
Credit facility and notes payable, net	$1,604,860	$2,516,914	$2,471,763	$2,246,259	$2,066,563
Intangible lease liabilities, net	$20,523	$36,418	$45,572	$49,075	$53,822
Total liabilities	$1,697,837	$2,616,274	$2,572,024	$2,357,566	$2,195,084
Redeemable common stock and noncontrolling interest	$180,838	$184,247	$186,453	$188,938	$190,561
Total stockholders’ equity	$1,789,948	$1,816,850	$1,970,212	$2,077,831	$2,196,554
Operating Data:
Total revenues	$413,356	$431,276	$424,095	$407,451	$367,731
Total operating expenses	$304,810	$302,246	$270,900	$258,267	$243,531
Gain (loss) on disposition of real estate, net	$180,666	$6,299	$17,044	$2,907	$(108)
Operating income	$289,212	$135,329	$170,239	$152,091	$124,092
Net income attributable to the Company	$182,899	$37,278	$79,420	$71,842	$64,771
Cash Flow Data:
Net cash provided by operating activities	$188,575	$205,835	$198,925	$192,296	$182,885
Net cash provided by (used in) investing activities	$1,175,295	$(43,892)	$(223,386)	$(187,746)	$(673,009)
Net cash (used in) provided by financing activities	$(910,189)	$(156,112)	$20,510	$(21,346)	$464,867
Per Share Data:
Net income - basic and diluted	$0.59	$0.12	$0.25	$0.23	$0.21
Distributions declared per common share	$0.625	$0.625	$0.625	$0.625	$0.625
Weighted average shares outstanding - basic and diluted	311,302,909	311,478,665	311,677,149	311,863,844	309,263,576

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part II, Item 6. Selected Financial Data in this Annual Report on Form 10-K and our accompanying consolidated financial statements and notes thereto. See also the Cautionary Note Regarding Forward-Looking Statements section preceding Part I of this Annual Report on Form 10-K. For a comparison of the years ended December 31, 2018 and 2017, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Overview
We were formed on July 27, 2010, and we elected to be taxed, and currently qualify, as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2012. We commenced our principal operations on April 13, 2012, when we satisfied the conditions of our escrow agreement regarding the minimum offering and issued approximately 308,000 shares of our common stock. We have no paid employees and are externally managed by CMFT Management. CIM indirectly owns and/or controls CMFT Management; our dealer manager, CCO Capital; our property manager, CREI Advisors; and CCO Group.
We ceased issuing shares in our Offering on April 4, 2014 and in the Initial DRIP Offering effective as of June 30, 2016, but will continue to issue shares of common stock under the Secondary DRIP Offering until certain liquidity events occur, such as the listing of our shares on a national securities exchange or the sale of our company, or the Secondary DRIP Offering is otherwise terminated by our Board. We expect that property acquisitions in 2020 and future periods will be funded by proceeds from financing of the acquired properties, cash flows from operations and the strategic sale of properties and other asset acquisitions.
Our operating results and cash flows are primarily influenced by rental and other property income from our commercial properties, interest expense on our indebtedness and acquisition and operating expenses. As 94.6% of our rentable square feet was under lease, including any month-to-month agreements, as of December 31, 2019 with a weighted average remaining lease term of 8.6 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. CMFT Management regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, any available credit rating agency reports on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If CMFT Management identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
We have primarily acquired core commercial real estate assets principally consisting of necessity retail properties located throughout the United States. As of December 31, 2019, we owned 396 properties, comprising 19.1 million rentable square feet of commercial space located in 43 states.
In April of 2019, we announced our intention to pursue a more diversified investment strategy across the capital structure, ultimately transitioning to a mortgage REIT, by balancing our existing portfolio of core commercial real estate assets with our future investments in a portfolio of commercial mortgage loans and other real estate-related credit investments that we would originate, acquire, finance and manage.
As of December 31, 2019, our loan portfolio consisted of 12 loans with a net book value of $301.6 million. As of December 31, 2019, we had $126.8 million reserved for settlement of broadly syndicated loan purchases included in cash and cash equivalents in the accompanying consolidated balance sheet.
Pursuant to our strategy, during the year ended December 31, 2019, we disposed of 497 properties, including nine properties previously owned through a consolidated joint venture arrangement, encompassing approximately 7.5 million gross rentable square feet. As of December 31, 2019, our portfolio consisted of 334 retail properties, 59 anchored shopping centers and three industrial properties representing 33 industry sectors. See Note 4 — Real Estate Assets to the consolidated financial statements in this Annual Report on Form 10-K for a discussion of the disposition of individual properties during the year ended December 31, 2019.

Operating Highlights and Key Performance Indicators
2019 Activity

•	Acquired one property for an aggregate purchase price of $6.2 million.

•	Acquired four senior mezzanine loans with a principal balance of $62.1 million and originated three senior loans with a principal balance of $154.3 million.

•
Entered into a new revolving credit and security agreement that provides for borrowings up to $300.0 million which shall consist primarily of broadly syndicated senior secured loans subject to certain eligibility criteria under the agreement. As of December 31, 2019, we had broadly syndicated loans with a net book value of $2.8 million and $126.8 million reserved for settlement of broadly syndicated loan purchases.

•
Disposed of 497 properties, consisting of 482 retail properties, one industrial property and 14 anchored shopping centers, excluding a related outparcel of land, for an aggregate sales price of $1.65 billion.

•
Reduced total debt by $918.4 million, from $2.5 billion to $1.6 billion. In connection with the sale of 444 properties that closed in December 2019, total consideration included the assumption by the Purchaser (as defined in Note 4 — Real Estate Assets) of existing mortgage debt totaling $130.8 million, the repayment of $101.3 million of certain mortgage notes due to the disposition of the underlying properties, the repayment of $165.0 million on the unsecured term loan balance and repayment of the $266.0 million unsecured revolving loan balance.

Portfolio Information
As of December 31, 2019, we owned 396 properties located in 43 states, the gross rentable square feet of which was 94.6% leased, including any month-to-month agreements, with a weighted average lease term remaining of 8.6 years. During the year ended December 31, 2019, we disposed of 497 properties, for an aggregate gross sales price of $1.65 billion.
The following table shows the property statistics of our real estate assets as of December 31, 2019 and 2018:

	As of December 31,
	2019	2018
Number of commercial properties	396	890
Rentable square feet (in thousands) (1)	19,103	26,516
Percentage of rentable square feet leased	94.6%	96.2%
Percentage of investment-grade tenants (2)	36.9%	38.6%
____________________________________

(1)	Includes square feet of buildings on land parcels subject to ground leases.

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

The following table summarizes our real estate acquisition activity during the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Commercial properties acquired	1	1
Purchase price of acquired properties (in thousands)	$6,165	$11,905
Rentable square feet (in thousands) (1)	6	71
____________________________________

(1)	Includes square feet of buildings on land parcels subject to ground leases.

The following table shows the tenant diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2019:

			2019	2019	Percentage of
	Total	Leased	Annualized	Annualized	2019
	Number	Square Feet	Rental Income	Rental Income	Annualized
Tenant	of Leases (1)	(in thousands) (2)	(in thousands)	per Square Foot (2)	Rental Income
Academy Sports	8	2,098	$13,211	$6.30	6%
Lowe’s	14	1,773	12,402	6.99	5%
CVS	42	529	11,923	22.54	5%
Walgreens	25	368	8,983	24.41	4%
Home Depot	5	652	8,340	12.79	3%
PetSmart	26	462	7,402	16.02	3%
United Oil	3	44	7,018	159.50	3%
LA Fitness	8	359	7,018	19.55	3%
Dick’s Sporting Goods	14	622	6,951	11.18	3%
Cabela’s	1	403	6,543	16.24	3%
Other	865	10,769	147,688	13.71	62%
	1,011	18,079	$237,479	$13.14	100%
____________________________________

(1)	Includes leases which are master lease agreements.

(2)	Includes square feet of the buildings on land parcels subject to ground leases.
The following table shows the tenant industry diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2019:

			2019	2019	Percentage of
	Total	Leased	Annualized	Annualized	2019
	Number	Square Feet	Rental Income	Rental Income	Annualized
Industry	of Leases (1)	(in thousands) (2)	(in thousands)	per Square Foot (2)	Rental Income
Sporting goods	35	3,498	$30,891	$8.83	13%
Home and garden	47	3,065	28,930	9.44	12%
Discount store	92	2,250	22,883	10.17	10%
Pharmacy	67	897	20,906	23.31	9%
Grocery and supermarket	35	1,501	18,054	12.03	8%
Casual dining	82	448	11,813	26.37	5%
Apparel and jewelry	74	694	10,793	15.55	4%
Pet supply	40	638	10,242	16.05	4%
Gas and convenience	11	71	9,245	130.21	4%
Hobby, books and music	37	909	8,849	9.73	4%
Other	491	4,108	64,873	15.79	27%
	1,011	18,079	$237,479	$13.14	100%
____________________________________

(1)	Includes leases which are master lease agreements.

(2)	Includes square feet of the buildings on land parcels subject to ground leases.

The following table shows the geographic diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2019:

			2019	2019	Percentage of
	Total	Rentable	Annualized	Annualized	2019
	Number of	Square Feet	Rental Income	Rental Income	Annualized
Location	Properties	(in thousands) (1)	(in thousands)	per Square Foot (1)	Rental Income
California	50	1,006	$28,037	$27.87	12%
Georgia	22	2,101	23,942	11.40	10%
Texas	35	1,315	18,003	13.69	8%
Ohio	29	1,593	17,600	11.05	7%
Illinois	14	1,022	12,348	12.08	5%
North Carolina	22	1,015	11,875	11.70	5%
Alabama	19	924	11,562	12.51	5%
Indiana	15	939	11,338	12.07	5%
Florida	28	971	11,138	11.47	5%
Wisconsin	12	779	10,373	13.32	4%
Other	150	7,438	81,263	10.93	34%
	396	19,103	$237,479	$12.43	100%
____________________________________

(1)	Includes square feet of the buildings on land parcels subject to ground leases.
The following table shows the property type diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2019:

			2019	2019	Percentage of
	Total	Rentable	Annualized	Annualized	2019
	Number of	Square Feet	Rental Income	Rental Income	Annualized
Property Type	Properties	(in thousands) (1)	(in thousands)	per Square Foot (1)	Rental Income
Retail	334	8,611	$115,597	$13.42	49%
Anchored shopping centers	59	8,873	113,703	12.81	48%
Industrial	3	1,619	8,179	5.05	3%
	396	19,103	$237,479	$12.43	100%
____________________________________

(1)	Includes square feet of the buildings on land parcels subject to ground leases.
Leases
Although there are variations in the specific terms of the leases of our properties, the following is a summary of the general structure of our current leases. Generally, the leases of the properties acquired provide for initial terms of ten or more years and provide the tenant with one or more multi-year renewal options, subject to generally the same terms and conditions as the initial lease term. Certain leases also provide that in the event we wish to sell the property subject to that lease, we first must offer the lessee the right to purchase the property on the same terms and conditions as any offer which we intend to accept for the sale of the property. The properties are generally leased under net leases pursuant to which the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance, while certain of the leases require us to maintain the roof, structure and parking areas of the building. Additionally, certain leases provide for increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume. The leases of the properties provide for annual rental payments (payable in monthly installments) ranging from $7,000 to $8.0 million (average of $218,000). Certain leases provide for limited increases in rent as a result of fixed increases or increases in the consumer price index.

The following table shows lease expirations of our real estate portfolio, as of December 31, 2019, during each of the next ten years and thereafter, assuming no exercise of renewal options:

			2019
	Total	Leased	Annualized	2019	Percentage of
	Number	Square Feet	Rental Income	Annualized	2019
	of Leases	Expiring	Expiring	Rental Income	Annualized
Year of Lease Expiration	Expiring (1)	(in thousands) (2)	(in thousands)	per Square Foot (2)	Rental Income
2020	80	387	$5,577	$14.41	2%
2021	119	1,046	15,126	14.46	7%
2022	107	1,109	13,317	12.01	6%
2023	145	1,585	23,921	15.09	10%
2024	137	1,808	25,821	14.28	11%
2025	65	1,149	15,077	13.12	6%
2026	53	1,029	11,952	11.62	5%
2027	42	1,014	9,399	9.27	4%
2028	58	1,275	15,082	11.83	6%
2029	53	1,065	14,657	13.76	6%
Thereafter	152	6,612	87,550	13.24	37%
	1,011	18,079	$237,479	$13.14	100%
____________________________________

(1)	Includes leases which are master lease agreements.

(2)	Includes square feet of the buildings on land parcels subject to ground leases.
The following table shows the economic metrics of our real estate assets as of and for the years ended December 31, 2019 and 2018:

	2019	2018
Economic Metrics
Weighted-average lease term (in years) (1)	8.6	9.1
Lease rollover (1)(2):
Annual average	7.1%	5.1%
Maximum for a single year	10.9%	9.3%
____________________________________

(1)	Based on annualized rental income of our real estate portfolio as of December 31, 2019 and 2018.

(2)	Through the end of the next five years as of the respective reporting date.
Results of Operations
Overview
We are not aware of any material trends or uncertainties, other than the recent outbreak of COVID-19, and national economic conditions affecting real estate in general, that may reasonably be expected to have a material impact on our results from the acquisition, management and operations of properties other than those listed in Part I, Item 1A — Risk Factors. Due to the recent outbreak of COVID-19 in the United States and globally, our tenants, our operating partners, and we may be impacted. The impact of COVID-19 on our future results could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, the success of action taken to contain or treat COVID-19, and reactions by consumers, companies, governmental entities and capital markets.
For a comparison of the years ended December 31, 2018 and 2017, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Same Store Analysis
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate assets. We review our stabilized operating results, measured by net operating income, from properties that we owned for the entirety of both the current and prior year reporting periods, referred to as “same store” properties, and we believe that the presentation of operating results for same store properties provides useful information to stockholders. Net operating income is a supplemental non-GAAP financial measure of a real estate company’s operating performance. Net operating income is considered by management to be a helpful supplemental performance measure, as it enables management to evaluate the impact of occupancy, rents, leasing activity, and other controllable property operating results at our real estate properties, and it provides a consistent method for the comparison of our properties. We define net operating income as operating revenues less operating expenses, which exclude (i) depreciation and amortization, (ii) interest expense and other non-property related revenue and expenses items such as (a) general and administrative expenses, (b) advisory fees, (c) transaction-related expenses and (d) interest income. Our net operating income may not be comparable to that of other REITs and should not be considered to be more relevant or accurate in evaluating our operating performance than the current GAAP methodology used in calculating net income (loss). In determining the same store property pool, we include all properties that were owned for the entirety of both the current and prior reporting periods, except for properties during the current or prior year that were under development or redevelopment.
Comparison of the Years Ended December 31, 2019 and 2018
The following table reconciles net income, calculated in accordance with GAAP, to net operating income (dollar amounts in thousands):

	Total
	For the Year Ended December 31,
	2019	2018	Change
Net income	$183,020	$37,412	$145,608
Loss on extinguishment of debt	7,227	46	7,181
Interest expense and other, net	98,965	97,871	1,094
Operating income	289,212	135,329	153,883

Gain on disposition of real estate, net	(180,666)	(6,299)	(174,367)
Impairment	72,939	32,975	39,964
Depreciation and amortization	107,867	140,979	(33,112)
Transaction-related	2,278	2,601	(323)
Management and advisory fees and expenses	42,339	43,399	(1,060)
General and administrative	13,729	14,127	(398)
Interest and other income	(20,132)	(1,640)	(18,492)
Net operating income	$327,566	$361,471	$(33,905)
A total of 392 properties were acquired before January 1, 2018 and represent our “same store” properties during the years ended December 31, 2019 and 2018. “Non-same store” properties, for purposes of the table below, includes properties acquired on or after January 1, 2018.

The following table details the components of net operating income broken out between same store and non-same store properties (dollar amounts in thousands):

	Total			Same Store			Non-Same Store (1)
	For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,
	2019	2018	Change	2019	2018	Change	2019	2018	Change
Rental and other property income	$393,224	$429,636	$(36,412)	$279,518	$284,855	$(5,337)	$113,728	$144,781	$(31,053)

Property operating expenses	33,462	30,267	3,195	27,607	23,771	3,836	5,855	6,496	(641)
Real estate tax expenses	32,196	37,898	(5,702)	28,188	26,969	1,219	4,008	10,929	(6,921)
Total property operating expenses	65,658	68,165	(2,507)	55,795	50,740	5,055	9,863	17,425	(7,562)

Net operating income	$327,566	$361,471	$(33,905)	$223,723	$234,115	$(10,392)	$103,865	$127,356	$(23,491)
______________________

(1)	Includes income from properties disposed of during the period.
Loss on Extinguishment of Debt
The increase in loss on extinguishment of debt of $7.2 million for the year ended December 31, 2019, as compared to the same period in 2018, was due to the termination of certain mortgage notes in connection with the disposition of the underlying properties during the year ended December 31, 2019.
Interest Expense and Other, Net
Interest expense and other, net also includes amortization of deferred financing costs.
The increase in interest expense and other, net, of $1.1 million for the year ended December 31, 2019, as compared to the same period in 2018, was due to increases in the weighted average interest rate during the first half of 2019, as compared to the same period in 2018, partially offset by debt repayments in connection with the disposition of the underlying properties during the year ended December 31, 2019.
Gain on Disposition of Real Estate, Net
The increase in gain on disposition of real estate during the year ended December 31, 2019, as compared to the same period in 2018, was due to the disposition of 497 properties, including the sale of 444 properties that closed in December 2019 pursuant to a purchase and sale agreement further discussed in Note 4 — Real Estate Assets. The dispositions resulted in a gain of $180.7 million during the year ended December 31, 2019 compared to the disposition of 21 properties for a gain of $6.3 million during the year ended December 31, 2018.
Impairment
Impairments increased $40.0 million during the year ended December 31, 2019, as compared to the same period in 2018, due to 34 properties that were deemed to be impaired, resulting in impairment charges of $72.9 million during the year ended December 31, 2019, compared to 22 properties that were deemed to be impaired, resulting in impairment charges of $33.0 million during the year ended December 31, 2018.
Depreciation and Amortization
The decrease in depreciation and amortization expenses of $33.1 million during the year ended December 31, 2019, as compared to the same period in 2018, was primarily due to the disposition of 497 properties.
Transaction-Related Expenses
Through August 20, 2019, we paid CMFT Management or its affiliates acquisition fees of up to 2.0% of: (1) the contract purchase price of each property or asset we acquired; (2) the amount paid in respect of the development, construction or improvement of each asset we acquired; (3) the purchase price of any loan we acquired; and (4) the principal amount of any loan we originated. We also reimbursed CMFT Management or its affiliates for transaction-related expenses incurred in the process of acquiring a property or the origination or acquisition of a loan, so long as the total acquisition fees and expenses relating to the transaction did not exceed 6.0% of the contract purchase price, unless otherwise approved by a majority of our

Board, including a majority of our independent directors, as commercially competitive, fair and reasonable to us. Other transaction-related expenses, such as advisor reimbursements for disposition activities, are expensed as incurred.
The decrease in transaction-related expenses of $323,000 during the year ended December 31, 2019, as compared to the same period in 2018, was primarily due to acquisition fees paid to the advisor pursuant to the Prior Advisory Agreement related to the acquisition of $62.1 million of loans held-for-investment during the year ended December 31, 2019, compared to acquisition fees paid to the advisor related to the origination of $89.3 million of loans held-for-investment during the year ended December 31, 2018.
Management and Advisory Fees and Expenses
Pursuant to the Prior Advisory Agreement with CMFT Management and based upon the amount of our current invested assets, through August 20, 2019, we were required to pay to CMFT Management a monthly advisory fee equal to one-twelfth of 0.75% of the average invested assets up to $2.0 billion, one-twelfth of 0.70% of the average invested assets over $2.0 billion up to $4.0 billion and one-twelfth of 0.65% of the average invested assets over $4.0 billion. Beginning on August 20, 2019, we pay CMFT Management a management fee pursuant to the Management Agreement, payable quarterly in arrears, equal to the greater of (a) $250,000 per annum ($62,500 per quarter) and (b) 1.50% per annum (0.375% per quarter) of the Company’s Equity (as defined in the Management Agreement). Additionally, we may be required to reimburse certain expenses incurred by CMFT Management in providing advisory services, subject to limitations as set forth in the Management Agreement (as discussed in Note 11 — Related-Party Transactions and Arrangements).
The decrease in management and advisory fees and expenses of $1.1 million during the year ended December 31, 2019, as compared to the same period in 2018, was due to a decrease in our average invested assets to $5.0 billion for the period through August 20, 2019, compared to $5.4 billion over the year ended December 31, 2018. In addition, beginning on August 20, 2019, we began paying CMFT Management a management fee and ceased paying an advisory fee. During the year ended December 31, 2019, we incurred management fees of $14.6 million.
General and Administrative Expenses
The primary general and administrative expense items are certain expense reimbursements to our advisor, escrow and trustee fees, state franchise and income taxes, office expenses and accounting fees.
The decrease in general and administrative expenses of $398,000 for the year ended December 31, 2019, compared to the same period in 2018, was primarily due to decreases in operating expense reimbursements to our advisor.
Interest Income
The increase in interest income of $18.5 million for the year ended December 31, 2019, compared to the same period in 2018, was due to the acquisition and origination of seven loans held-for-investment during the year ended December 31, 2019, compared to the acquisition and origination of four loans held-for-investment in November 2018.
Net Operating Income
Same store property net operating income decreased $10.4 million during the year ended December 31, 2019, as compared to the same period in 2018. The decrease was primarily due to the decrease in same store occupancy to 94.6% from 95.0% as of December 31, 2019 and 2018, respectively. Additionally, tenant bankruptcies at 12 same store properties account for $3.1 million of the net decrease in rental income for the year ended December 31, 2019.
Non-same store property net operating income decreased $23.5 million during the year ended December 31, 2019, as compared to the same period in 2018. The decrease is primarily due to the disposition of 497 properties during the year ended December 31, 2019, offset by recognizing a full period of net operating income for the one property acquired during the year ended December 31, 2018.

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
As of December 31, 2019, we had distributions payable of $16.5 million.
Our Board has reaffirmed the declaration and payment of distributions for the month of March 2020 at the rate previously declared on November 5, 2019, which distributions will be paid on or around April 1, 2020. Given the impact of the COVID-19 outbreak, our Board has decided to defer making a determination as to the amount and timing of distributions for the second quarter of 2020 until such time that we have greater visibility into the impact that the COVID-19 outbreak will have on our tenants’ ability to continue to pay rent on their leases on a timely basis or at all, the degree to which federal, state or local governmental authorities grant rent relief or other relief or amnesty programs applicable to our tenants, our ability to access the capital markets, and on the United States and worldwide financial markets and economy.
The following table presents distributions and source of distributions for the periods indicated below (dollar amounts in thousands):

	Year Ended December 31,
	2019			2018
	Amount		Percent	Amount	Percent
Distributions paid in cash	$112,083		58%	$102,822	53%
Distributions reinvested	82,388		42%	91,764	47%
Total distributions	$194,471		100%	$194,586	100%
Source of distributions:
Net cash provided by operating activities (1)	$194,471	(2)	100%	$194,586	100%
____________________________________

(1)	Net cash provided by operating activities for the years ended December 31, 2019 and 2018 was $188.6 million and $205.8 million, respectively.
(2) Our distributions covered by cash flows from operating activities include cash flows from prior periods of $5.9 million.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares of common stock back to us, subject to certain conditions and limitations. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the Secondary DRIP Offering, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the Secondary DRIP Offering. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We received redemption requests of approximately 20.6 million shares for $178.5 million in excess of the net proceeds we received from the issuance of shares under the Secondary DRIP Offering during the three months ended December 31, 2019. Management, in its discretion, limited the amount of shares redeemed for the three months ended December 31, 2019 to an amount equal to net proceeds we received from the sale of shares pursuant to the Secondary DRIP Offering during the respective period. During the year ended December 31, 2019, we received valid redemption requests under our share redemption program totaling approximately 88.6 million shares, of which we redeemed approximately 7.2 million shares as of December 31, 2019 for $62.4 million (at an average redemption price of $8.65 per share) and approximately 2.3 million shares subsequent to December 31, 2019 for $19.5 million at an average redemption price of $8.65 per share. The remaining redemption requests relating to approximately 79.1 million shares went unfulfilled. During the year ended December 31, 2018, we received valid redemption requests under our share redemption program totaling approximately 68.2 million shares, of which we redeemed approximately 7.4 million shares as of December 31, 2018 for $69.5 million (at an average redemption price of $9.37 per share) and approximately 2.3 million shares subsequent to December 31, 2018 for $21.7 million at an average redemption price of $9.37 per share. The remaining redemption requests relating to approximately 58.5 million shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of our share redemption program then in effect. The share redemptions were funded with proceeds from the Secondary DRIP Offering.
See the discussion of our share redemption program in Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Share Redemption Program in this Annual Report on Form 10-K.
Liquidity and Capital Resources
General
We are continuing to monitor the outbreak of COVID-19 and its impact on our tenants, operating partners and the economy as a whole. The magnitude and duration of the pandemic and its impact on our operations and liquidity is uncertain as of the filing date of our report as this continues to evolve globally. However, if the outbreak continues on its current trajectory, such impacts could grow and become material. To the extent that our tenants and operating partners continue to be impacted by the COVID-19 outbreak, or by the other risks disclosed in our annual report, this could materially disrupt our business operations.
We expect to utilize proceeds from real estate dispositions, cash flows from operations and future proceeds from secured or unsecured financing to complete future acquisitions and for general corporate uses. The sources of our operating cash flows will primarily be provided by the rental and other property income received from current and future leased properties.
As of December 31, 2019, we had an unsecured credit facility with JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Facility”) that provided for borrowings of up to $1.24 billion, which includes a $885.0 million unsecured term loan (the “Term Loan”) and up to $350.0 million in unsecured revolving loans. As of December 31, 2019, we had $349.4 million in unused capacity under the Credit Facility, subject to borrowing availability. We had available borrowings of $107.1 million as of December 31, 2019. As of December 31, 2019, we also had cash and cash equivalents of $466.0 million, which included $126.8 million reserved for settlement of investment security purchases.
On December 31, 2019 (the “Closing Date”), CMFT Corporate Credit Securities, LLC, one of our indirect wholly-owned, bankruptcy-remote subsidiaries, entered into a revolving credit and security agreement (the “Credit and Security Agreement”) with the lenders from time to time parties thereto, Citibank, N.A. (“Citibank”), as administrative agent, CMFT Securities Investments, LLC, a wholly-owned subsidiary of ours, as equityholder and as collateral manager, Citibank (acting through its Agency & Trust division), as both a collateral agent and as a collateral custodian, and Virtus Group, LP, as collateral administrator. The Credit and Security Agreement provides for borrowings in an aggregate principal amount up to $300.0 million (the “Credit Securities Revolver”), which may be increased from time to time pursuant to the Credit and Security Agreement. As of December 31, 2019, there were no amounts borrowed or outstanding under the Credit Securities Revolver.
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for the acquisition of investment securities, real estate and real estate-related assets and the payment of acquisition-related fees and expenses, operating expenses, distributions, redemptions and interest and principal on current and any future debt financings, including principal repayments of $165.7 million within the next 12 months. We expect to meet our short-term liquidity requirements through cash proceeds from real estate asset dispositions, net cash provided by operations and proceeds from the Secondary DRIP Offering, as well as secured or unsecured borrowings from banks and other lenders to finance our future acquisitions and loan originations. Operating cash flows are expected to increase as we complete future acquisitions. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.
In connection with the sale of 444 properties during the year ended December 31, 2019, total consideration included the assumption by the buyer of existing mortgage debt totaling $130.8 million, the repayment of $101.3 million of certain mortgage notes due to the disposition of the underlying properties, the repayment of $165.0 million on the unsecured term loan balance and repayment of $266.0 million on the unsecured revolving loan balance. Management intends to use the remaining proceeds from the sale to, among other things, acquire additional high-quality net-lease properties and credit investments in furtherance of our investment objectives, satisfy potential income tax provisions that may arise in the future, and for other general corporate purposes.
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the acquisition of investment securities, real estate and real estate-related assets and the payment of tenant improvements, acquisition-related fees and expenses, operating expenses, distributions and redemptions to stockholders and interest and principal on any current and future indebtedness. Generally, we expect to meet our long-term liquidity requirements through proceeds from cash flows from operations, borrowings on the Credit Facility, proceeds from secured or unsecured borrowings from banks and other lenders, and proceeds raised pursuant to the Secondary DRIP Offering.
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
Contractual Obligations
As of December 31, 2019, we had debt outstanding with a carrying value of $1.6 billion and a weighted average interest rate of 3.9%. See Note 8 — Credit Facilities and Notes Payable to our consolidated financial statements in this Annual Report on Form 10-K for certain terms of our debt outstanding.
Our contractual obligations as of December 31, 2019 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments — fixed rate debt (2)	$726,261	$165,678	$126,663	$433,920	$—
Interest payments — fixed rate debt (3)	73,186	24,190	38,215	10,781	—
Principal payments — credit facility	885,000	—	885,000	—	—
Interest payments — credit facility (4)	77,654	35,253	42,401	—	—
Total	$1,762,101	$225,121	$1,092,279	$444,701	$—
____________________________________

(1)	The table does not include amounts due to CMFT Management or its affiliates pursuant to our Management Agreement because such amounts are not fixed and determinable.

(2)
Principal payment amounts reflect actual payments based on the face amount of notes payable secured by our wholly-owned properties, which excludes the fair value adjustment, net of amortization, of mortgage notes assumed of $241,000 as of December 31, 2019.

(3)
As of December 31, 2019, we had $60.0 million of variable rate debt effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.

(4)
As of December 31, 2019, the Term Loan outstanding totaled $885.0 million, $811.7 million of which is subject to interest rate swap agreements (the “Swapped Term Loan”). As of December 31, 2019, the weighted average all-in interest rate for the Swapped Term Loan was 4.0%. The remaining $73.3 million outstanding under the Credit Facility had a weighted average interest rate of 3.8% as of December 31, 2019.

We expect to incur additional borrowings in the future to acquire additional properties and other real estate-related assets. There is no limitation on the amount we may borrow against any single improved property. Consistent with CMFT Management’s approach toward the moderate use of leverage, our Board has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. As of December 31, 2019, our ratio of debt to total gross assets net of gross intangible lease liabilities was 46.3% and our ratio of debt to the fair market value of our gross assets net of gross intangible lease liabilities was 45.3%. Fair market value is based on the estimated market value of our real estate assets as of December 31, 2018 that were used to determine our estimated per share NAV, and for those assets acquired from January 1, 2019 through December 31, 2019 is based on the purchase price.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to stockholders. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as premiums or discounts, financing and issuance costs, and related accumulated amortization, less all cash and cash equivalents. As of December 31, 2019, our net debt leverage ratio, which is the ratio of net debt to total gross real estate and related assets net of gross intangible lease liabilities, was 32.9%.
The following table provides a reconciliation of the notes payable and credit facility, net balance, as reported on our consolidated balance sheet, to net debt as of December 31, 2019 (dollar amounts in thousands):

Balance as of December 31, 2019
Credit facilities and notes payable, net	$1,604,860
Deferred costs and net premiums (1)	6,401
Less: Cash and cash equivalents	(466,024)
Net debt	$1,145,237

Gross real estate and related assets, net (2)	$3,483,029
Net debt leverage ratio	32.9%
______________________
(1) Deferred costs relate to mortgage notes payable and the term portion of the Credit Facility.
(2) Net of gross intangible lease liabilities. Includes gross assets held for sale and loans held-for-investment principal balance of $297.4 million.
Cash Flow Analysis
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Operating Activities. Net cash provided by operating activities decreased by $17.3 million for the year ended December 31, 2019, as compared to the same period in 2018. The change was primarily due to lower net income after non-cash adjustments due to the disposition of 497 properties subsequent to December 31, 2018. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash provided by investing activities increased by $1.2 billion for the year ended December 31, 2019, as compared to the same period in 2018. The change was primarily due to an increase in proceeds from the disposition of real estate assets of $1.3 billion and principal payments received on loans held-for-investment of $17.2 million during the year ended December 31, 2019, compared to the same period in 2018. These changes were offset by the origination and acquisition of seven loans for an aggregate cost of $217.0 million and the investment in broadly syndicated loans of $2.8 million during the year ended December 31, 2019.
Financing Activities. Net cash used in financing activities increased by $754.1 million for the year ended December 31, 2019, as compared to the same period in 2018. The change was primarily due to an increase in net repayments on the Credit Facility and notes payable of $753.3 million in connection with the sale of 497 properties during the year ended December 31, 2019.
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
Related-Party Transactions and Agreements
We have entered into agreements with CMFT Management or its affiliates whereby we agree to pay certain fees to, or reimburse certain expenses of, CMFT Management or its affiliates such as acquisition and advisory fees and expenses, organization and offering costs, leasing fees and reimbursement of certain operating costs. See Note 11 — Related-Party Transactions and Arrangements to our consolidated financial statements in this Annual Report on Form 10-K for a discussion of the various related-party transactions, agreements and fees.
Conflicts of Interest
Richard S. Ressler, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates, is the chairman of the board, chief executive officer and president of CCIT III and CIM Income NAV, a director of CCIT II and vice president of CMFT Management. One of our directors, Avraham Shemesh, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates, serves as the chairman of the board of CCIT II and CCPT V and as a director of CCIT III and CIM Income NAV, and is president and treasurer of CMFT Management. One of our directors, Elaine Y. Wong, who is also a principal of CIM, also serves as a director of CCIT II, CCPT V and CIM Income NAV. One of our independent directors, W. Brian Kretzmer, also serves as an independent director of CCIT III and CIM Income NAV. Another one of our independent directors, Howard A. Silver, also serves as an independent director of CCIT III. Nathan D. DeBacker, our chief financial officer and treasurer, who is also an officer of other real estate programs sponsored by CCO Group, is a vice president of CMFT Management and is an officer of certain of its affiliates. In addition, affiliates of CMFT Management act as an advisor to CCPT V, CCIT II, CCIT III and CIM Income NAV, all of which are public, non-listed REITs sponsored or operated by CCO Group. As such, there may be conflicts of interest where CMFT Management or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for CIM or another real estate program sponsored or operated by CIM or CCO Group, including other real estate offerings in registration, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management, among others. The compensation arrangements between affiliates of CMFT Management and these other real estate programs sponsored or operated by CCO Group could influence the advice provided to us. See Part I, Item 1. Business — Conflicts of Interest of this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of December 31, 2019 and 2018, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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

•
The review of impairment indicators and subsequent determination of the undiscounted future cash flows could require us to reduce the carrying value of assets held and used to a fair value estimated by management and recognize an impairment loss;

•	The fair value of held for sale assets is estimated by management. This estimated value could result in a reduction of the carrying value of the asset; and

•	Changes in assumptions based on actual results may have a material impact on our financial results.
Allocation of Purchase Price of Real Estate Assets
In connection with our acquisition of properties, we allocate the purchase price to the tangible and intangible assets and liabilities acquired based on their respective relative fair values. Tangible assets consist of land, buildings, fixtures and tenant improvements. Intangible assets consist of above- and below-market lease values and the value of in-place leases. Our purchase price allocations are developed utilizing third-party appraisal reports, industry standards and management experience. The risks and uncertainties involved in applying the principles related to purchase price allocations include, but are not limited to, the following:

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
Interest Rate Risk
As of December 31, 2019, we had variable rate debt of $73.3 million, excluding any debt subject to interest rate swap agreements, and therefore, we are exposed to interest rate changes in the London Interbank Offered Rate (“LIBOR”). As of December 31, 2019, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $367,000 per year.
As of December 31, 2019, we had three interest rate swap agreements outstanding, which mature on various dates from March 2021 through July 2021, with an aggregate notional amount of $871.7 million and an aggregate fair value of the net derivative liability of $3.9 million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of December 31, 2019, an increase of 50 basis points in interest rates would result in a change of $5.1 million to the fair value of the net derivative liability, resulting in a net derivative asset of $1.2 million. A decrease of 50 basis points in interest rates would result in a $5.2 million change to the fair value of the net derivative liability, resulting in a net derivative liability of $9.1 million.
As the information presented above includes only those exposures that existed as of December 31, 2019, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs and assume no other changes in our capital structure.
In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to U.S. dollar LIBOR in derivatives and other financial contracts. We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.
We have interest rate swap agreements maturing on various dates from March 2021 through July 2021, as further discussed above, that are indexed to LIBOR. As such, we are monitoring and evaluating the related risks, which include interest on loans or amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans, or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty.
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
There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2019.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2019 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2019, were effective at a reasonable assurance level.
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
Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be presented in our definitive proxy statement for our 2020 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2019, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item will be presented in our definitive proxy statement for our 2020 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2019, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be presented in our definitive proxy statement for our 2020 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2019, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item will be presented in our definitive proxy statement for our 2020 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2019, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be presented in our definitive proxy statement for our 2020 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2019, and is incorporated herein by reference.

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
Exhibits
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1
Articles of Amendment and Restatement of CIM Real Estate Finance Trust, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed August 20, 2019).

3.2	Amended and Restated Bylaws of CIM Real Estate Finance Trust, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed August 20, 2019).
4.1*	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
4.2	Distribution Reinvestment Plan (Incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-3 (File No. 333-212832), filed August 2, 2016).
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

10.4
Agreement of Purchase and Sale, dated as of September 3, 2019, by and between certain indirect subsidiaries of CIM Real Estate Finance Trust, Inc. and Realty Income Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed September 3, 2019).

10.5
Credit and Security Agreement, dated December 31, 2019, by and between CMFT Corporate Credit Securities, LLC, as borrower, CMFT Securities Investments, LLC, as collateral manager and equityholder, the lenders from time to time party thereto, Citibank, N.A., as administrative agent, Citibank, N.A. (acting through its Agency & Trust division), as custodian and as collateral agent, and Virtus Group, LP, as collateral administrator (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed January 7, 2020).

10.6
Second Amended and Restated Credit Agreement, dated March 15, 2017, by and between Cole Operating Partnership IV, LP and JPMorgan Chase Bank, N.A. as administrative agent, and other lending institutions (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed March 20, 2017).

10.7	Cole Credit Property Trust IV, Inc. 2018 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-54939), filed November 13, 2018.
10.8
Investment Advisory and Management Agreement by and between CMFT Securities Investments, LLC and CIM Capital IC Management, LLC, dated December 6, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed December 12, 2019.

10.9
Sub-Advisory Agreement by and between CIM Capital IC Management, LLC and OFS Capital Management, LLC, dated December 6, 2019 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed December 12, 2019.

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
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 30th day of March, 2020.

CIM Real Estate Finance Trust, Inc.
(Registrant)

By:	/s/ NATHAN D. DEBACKER
Nathan D. DeBacker
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ RICHARD S. RESSLER	Chairman of the Board of Directors, Chief Executive Officer and President	March 30, 2020
Richard S. Ressler	(Principal Executive Officer)

/s/ NATHAN D. DEBACKER	Chief Financial Officer and Treasurer	March 30, 2020
Nathan D. DeBacker	(Principal Financial Officer)

/s/ JEFFREY R. SMITH	Vice President of Accounting	March 30, 2020
Jeffrey R. Smith	(Principal Accounting Officer)

/s/ T. PATRICK DUNCAN	Independent Director	March 30, 2020
T. Patrick Duncan

/s/ LAWRENCE S. JONES	Independent Director	March 30, 2020
Lawrence S. Jones

/s/ ALICIA K. HARRISON	Independent Director	March 30, 2020
Alicia K. Harrison

/s/ W. BRIAN KRETZMER	Independent Director	March 30, 2020
W. Brian Kretzmer

/s/ HOWARD A. SILVER	Independent Director	March 30, 2020
W. Howard A. Silver

/s/ AVRAHAM SHEMESH	Director	March 30, 2020
Avraham Shemesh

/s/ ELAINE Y. WONG	Director	March 30, 2020
Elaine Y. Wong

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of CIM Real Estate Finance Trust, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CIM Real Estate Finance Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Deloitte & Touche LLP

Phoenix, Arizona
March 30, 2020

We have served as the Company’s auditor since 2010.

CIM REAL ESTATE FINANCE TRUST, INC.
CONSOLIDATED BALANCE SHEETS
 (in thousands, except share and per share amounts)

	December 31, 2019	December 31, 2018
ASSETS
Real estate assets:
Land	$700,210	$1,172,449
Buildings, fixtures and improvements	1,830,101	3,271,592
Intangible lease assets	313,127	554,868
Total real estate assets, at cost	2,843,438	4,998,909
Less: accumulated depreciation and amortization	(374,103)	(597,756)
Total real estate assets, net	2,469,335	4,401,153
Loans held-for-investment and related receivables, net	301,630	89,762
Cash and cash equivalents	466,024	10,533
Restricted cash	7,331	9,141
Rents and tenant receivables	58,374	81,686
Interest receivable, prepaid expenses and other assets	11,731	16,229
Deferred costs, net	2,301	2,087
Assets held for sale	351,897	6,780
Total assets	$3,668,623	$4,617,371
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facilities and notes payable, net	$1,604,860	$2,516,914
Accrued expenses and accounts payable	22,038	25,014
Due to affiliates	14,458	5,156
Intangible lease liabilities, net	20,523	36,418
Distributions payable	16,510	16,518
Deferred rental income, derivative liability and other liabilities	19,448	16,254
Total liabilities	1,697,837	2,616,274
Commitments and contingencies
Redeemable common stock and noncontrolling interest	180,838	184,247
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 490,000,000 shares authorized, 311,207,725 and 311,381,396 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	3,112	3,114
Capital in excess of par value	2,606,925	2,607,330
Accumulated distributions in excess of earnings	(816,181)	(804,617)
Accumulated other comprehensive (loss) income	(3,908)	11,023
Total stockholders’ equity	1,789,948	1,816,850
Total liabilities, redeemable common stock, noncontrolling interest and stockholders’ equity	$3,668,623	$4,617,371
The accompanying notes are an integral part of these consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Rental and other property income	$393,224	$429,636	$424,095
Interest income	20,132	1,640	—
Total revenues	413,356	431,276	424,095
Operating expenses:
General and administrative	13,729	14,127	13,716
Property operating	33,462	30,267	29,777
Real estate tax	32,196	37,898	37,489
Management and advisory fees and expenses	42,339	43,399	44,072
Transaction-related	2,278	2,601	1,599
Depreciation and amortization	107,867	140,979	141,392
Impairment	72,939	32,975	2,855
Total operating expenses	304,810	302,246	270,900
Gain on disposition of real estate, net	180,666	6,299	17,044
Operating income	289,212	135,329	170,239
Other expense:
Interest expense and other, net	(98,965)	(97,871)	(89,792)
Loss on extinguishment of debt	(7,227)	(46)	(896)
Total other expense	(106,192)	(97,917)	(90,688)
Net income	183,020	37,412	79,551
Net income allocated to noncontrolling interest	121	134	131
Net income attributable to the Company	$182,899	$37,278	$79,420
Weighted average number of common shares outstanding:
Basic and diluted	311,302,909	311,478,665	311,677,149
Net income per common share:
Basic and diluted	$0.59	$0.12	$0.25
The accompanying notes are an integral part of these consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$183,020	$37,412	$79,551
Other comprehensive (loss) income
Unrealized (loss) gain on interest rate swaps	(11,456)	8,210	4,551
Amount of (gain) loss reclassified from other comprehensive income into income as interest expense and other, net	(3,475)	(4,305)	3,103
Total other comprehensive (loss) income	(14,931)	3,905	7,654

Comprehensive income	168,089	41,317	87,205
Comprehensive income allocated to noncontrolling interest	121	134	131
Comprehensive income attributable to the Company	$167,968	$41,183	$87,074
The accompanying notes are an integral part of these consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (in thousands, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2017	311,817,004	$3,118	$2,607,304	$(531,567)	$(1,024)	$2,077,831
Issuance of common stock	10,095,437	101	101,243	—	—	101,344
Distributions declared on common stock — $0.625 per common share	—	—	—	(194,687)	—	(194,687)
Redemptions of common stock	(10,330,122)	(103)	(103,572)	—	—	(103,675)
Changes in redeemable common stock	—	—	2,325	—	—	2,325
Comprehensive income	—	—	—	79,420	7,654	87,074
Balance, December 31, 2017	311,582,319	$3,116	$2,607,300	$(646,834)	$6,630	$1,970,212
Cumulative effect of accounting changes	—	—	—	(488)	488	—
Issuance of common stock	9,615,850	96	91,668	—	—	91,764
Equity-based compensation	14,008	—	33	—	—	33
Distributions declared on common stock — $0.625 per common share	—	—	—	(194,573)	—	(194,573)
Redemptions of common stock	(9,830,781)	(98)	(93,732)	—	—	(93,830)
Changes in redeemable common stock	—	—	2,061	—	—	2,061
Comprehensive income	—	—	—	37,278	3,905	41,183
Balance, December 31, 2018	311,381,396	$3,114	$2,607,330	$(804,617)	$11,023	$1,816,850
Issuance of common stock	9,335,895	93	82,295	—	—	82,388
Equity-based compensation	18,499	—	138	—	—	138
Distributions declared on common stock — $0.625 per common share	—	—	—	(194,463)	—	(194,463)
Redemptions of common stock	(9,528,065)	(95)	(83,993)	—	—	(84,088)
Changes in redeemable common stock	—	—	1,155	—	—	1,155
Comprehensive income (loss)	—	—	—	182,899	(14,931)	167,968
Balance, December 31, 2019	311,207,725	$3,112	$2,606,925	$(816,181)	$(3,908)	$1,789,948
The accompanying notes are an integral part of these consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$183,020	$37,412	$79,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	106,262	139,330	139,253
Amortization of deferred financing costs	5,167	5,351	5,313
Amortization of fair value adjustments of mortgage notes payable assumed	(90)	(88)	(86)
Amortization and accretion on deferred loan fees	(2,441)	(268)	—
Capitalized interest income	(8,546)	—	—
Equity-based compensation	138	33	—
Straight-line rental income, net	(5,612)	(7,555)	(8,174)
Gain on disposition of real estate assets, net	(180,666)	(6,299)	(17,044)
Amortization of gain on swap termination	(18)	—	—
Impairment of real estate assets	72,939	32,975	2,855
Fair value adjustment to contingent consideration	—	—	(337)
Ineffectiveness of interest rate swaps	—	—	(488)
Write-off of deferred financing costs	2,271	46	896
Changes in assets and liabilities:
Rents and tenant receivables	16,034	(2,432)	862
Prepaid expenses and other assets	(6,456)	(833)	(67)
Accrued expenses and accounts payable	(1,742)	14	(192)
Deferred rental income and other liabilities	(987)	4,921	(70)
Due from affiliates	—	56	2
Due to affiliates	9,302	3,172	(3,349)
Net cash provided by operating activities	188,575	205,835	198,925
Cash flows from investing activities:
Investment in broadly syndicated loans	(2,750)	—	—
Investment in real estate assets	(6,165)	(11,905)	(307,385)
Capital expenditures	(17,722)	(7,297)	(13,315)
Origination and acquisition of loans held-for-investment, net	(217,014)	(89,295)	—
Principal payments received on loans held-for-investment	17,186	—	—
Origination and exit fees received on loans held-for-investment	1,697	185	—
Investment in revenue bonds	—	—	(2,081)
Net proceeds from disposition of real estate assets	1,399,953	64,180	99,013
Payment of property escrow deposits	(350)	(1,100)	(11,472)
Refund of property escrow deposits	350	1,100	11,722
Proceeds from the settlement of insurance claims	110	240	132
Net cash provided by (used in) investing activities	1,175,295	(43,892)	(223,386)
Cash flows from financing activities:
Redemptions of common stock	(84,088)	(93,830)	(103,675)
Distributions to stockholders	(112,083)	(102,822)	(93,310)
Proceeds from credit facility and notes payable	424,500	268,000	1,572,706
Repayments of credit facility and notes payable, net of swap termination payments received	(1,137,022)	(227,181)	(1,341,617)
Payment of loan deposits	—	—	(1,139)
Refund of loan deposits	—	—	1,064
Deferred financing costs paid	(1,211)	—	(13,228)
Distributions to noncontrolling interest	(285)	(279)	(291)
Net cash (used in) provided by financing activities	(910,189)	(156,112)	20,510
Net increase (decrease) in cash and cash equivalents and restricted cash	453,681	5,831	(3,951)
Cash and cash equivalents and restricted cash, beginning of period	19,674	13,843	17,794
Cash and cash equivalents and restricted cash, end of period	$473,355	$19,674	$13,843
Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$466,024	$10,533	$4,745
Restricted cash	7,331	9,141	9,098
Total cash and cash equivalents and restricted cash	$473,355	$19,674	$13,843
The accompanying notes are an integral part of these consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION AND BUSINESS
CIM Real Estate Finance Trust, Inc. (formerly known as Cole Credit Property Trust IV, Inc.) (the “Company”) is a non-exchange traded real estate investment trust (“REIT”) formed as a Maryland corporation on July 27, 2010, that elected to be taxed, and currently qualifies, as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2012. The Company operates a diversified portfolio of core commercial real estate assets primarily consisting of net leased properties located throughout the United States. As of December 31, 2019, the Company owned 396 properties, comprising 19.1 million rentable square feet of commercial space located in 43 states. As of December 31, 2019, the rentable square feet at these properties was 94.6% leased, including month-to-month agreements, if any. As of December 31, 2019, there were 29 properties identified as held for sale. See Note 4 — Real Estate Assets to the consolidated financial statements in this Annual Report on Form 10-K for a discussion of the held for sale properties as of December 31, 2019. The Company intends to pursue a more diversified investment strategy across the capital structure by balancing the Company’s existing core of necessity commercial real estate assets leased to creditworthy tenants under long-term net leases with a portfolio of commercial mortgage loans and other credit investments in which the Company’s sponsor and its affiliates have expertise. As of December 31, 2019, the Company’s loan portfolio consisted of 12 loans with a net book value of $301.6 million.
Substantially all of the Company’s business is conducted through CIM Real Estate Finance Operating Partnership, LP (formerly known as Cole Operating Partnership IV, LP), a Delaware limited partnership, of which the Company is the sole general partner and owns, directly or indirectly, 100% of the partnership interests.
The Company is externally managed by CIM Real Estate Finance Management, LLC (formerly known as Cole REIT Management IV, LLC), a Delaware limited liability company (“CMFT Management”), which is an affiliate of CIM Group, LLC (“CIM”). CIM is a community-focused real estate and infrastructure owner, operator, developer and lender with multi-disciplinary expertise, including acquisitions, management, development, leasing, research and capital markets. CIM is headquartered in Los Angeles, California and has offices in Oakland, California; Bethesda, Maryland; Dallas, Texas; New York, New York; Chicago, Illinois; and Phoenix, Arizona.
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
The Company’s board of directors (the “Board”) establishes an updated estimated per share net asset value (“NAV”) of the Company’s common stock on at least an annual basis for purposes of assisting broker-dealers that participated in the Offering in meeting their customer account reporting obligations under Financial Industry Regulatory Authority Rule 2231. Distributions are reinvested in shares of the Company’s common stock under the DRIP at the estimated per share NAV as determined by the Board. Additionally, the estimated per share NAV as determined by the Board serves as the per share NAV for purposes of the

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

share redemption program. As of December 31, 2019, the estimated per share NAV was $8.65 per share, which was established on March 20, 2019 using a valuation date of December 31, 2018. On March 25, 2020, the Board established an updated estimated per share NAV of the Company’s common stock, using a valuation date of December 31, 2019. Commencing on March 30, 2020, distributions are reinvested in shares of the Company’s common stock under the DRIP at a price of $7.77 per share. The Board previously established per share NAVs as of August 31, 2015, September 30, 2016, December 31, 2016, December 31, 2017 and December 31, 2018. The Company’s estimated per share NAVs are not audited or reviewed by its independent registered public accounting firm.
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
As of December 31, 2018, the Company determined that it had a controlling interest in nine properties owned through a consolidated joint venture arrangement (the “Consolidated Joint Venture”) and therefore met the GAAP requirements for consolidation. During the year ended December 31, 2019, the Company disposed of the nine properties previously owned through the Consolidated Joint Venture and therefore determined it no longer had a controlling financial interest in the Consolidated Joint Venture as of December 31, 2019. See Note 4 — Real Estate Assets for a further discussion of this disposition.
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation.
The Company combined rental income of $371.2 million and tenant reimbursement income of $58.4 million for the year ended December 31, 2018, and rental income of $371.9 million and tenant reimbursement income of $52.2 million for the year

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

ended December 31, 2017, into a single financial statement line item, rental and other property income, in the consolidated statements of operations.
The Company has chosen to break out loss on extinguishment of debt of $46,000 from interest expense and other, net for the year ended December 31, 2018, and loss on extinguishment of debt of $896,000 from interest expense and other, net for the year ended December 31, 2017, which was previously reported in total as $97.9 million and $90.7 million in the Company’s consolidated statements of operations for the years ended December 31, 2018 and 2017, respectively.
The Company has chosen to break out capital expenditures of $7.3 million from investment in real estate assets of $11.9 million for the year ended December 31, 2018, and capital expenditures of $13.3 million from investment in real estate assets of $307.4 million for the year ended December 31, 2017, which was previously reported in total as $19.2 million and $320.7 million in the Company’s consolidated statements of cash flows for the years ended December 31, 2018 and 2017, respectively.
Additionally, the Company is combining bad debt expense of $522,000 and straight-line rental income of $8.1 million for the year ended December 31, 2018, and bad debt expense of $1.9 million and straight-line rental income of $10.1 million for the year ended December 31, 2017 into a single line item, straight-line rental income, net, in the consolidated statements of cash flows.
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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. During the year ended December 31, 2019, as part of the Company’s quarterly impairment review procedures, the Company recorded impairment charges of $72.9 million related to 27 properties with revised expected holding periods and seven properties with vacancies. The Company’s impairment assessment as of December 31, 2019 was based on the most current information available to the Company, including expected holding periods. If the Company’s expected holding periods for assets change, subsequent tests for impairment could result in additional impairment charges in the future. The Company cannot provide any assurance that material impairment charges with respect to the Company’s real estate assets will not occur during 2020 or future periods. During the year ended December 31, 2018, the Company recorded impairment charges of $33.0 million related to 20 properties with revised expected holding periods and two properties with vacancies. During the year ended December 31, 2017, the Company recorded impairment charges of $2.9 million related to four properties as a result of delinquent rental payments and two tenants who had previously filed for bankruptcy. The assumptions and uncertainties utilized in the evaluation of the impairment of real estate assets are

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

discussed in detail in Note 3 — Fair Value Measurements. See also Note 4 — Real Estate Assets for further discussion regarding real estate investment activity. Within the next 24 months, the Company expects to sell a substantial portion of its anchored shopping center portfolio and certain single tenant properties. These will be sold in pools or on a standalone basis. As of December 31, 2019, the Company intended to sell properties with a net book value of at least $1.7 billion, subject to market conditions.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the assets related to the property and estimate its fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount is then recorded to reflect the estimated fair value of the property, net of selling costs. As of December 31, 2019, the Company identified 29 properties with a carrying value of $351.9 million as held for sale, 12 of which were sold subsequent to December 31, 2019. The Company has mortgage notes payable of $126.7 million that are related to the held for sale properties, which the Company expects to repay in connection with the disposition of the underlying held for sale properties. As of December 31, 2018, the Company identified one property with a carrying value of $6.8 million as held for sale, which was sold subsequent to December 31, 2018.
Disposition of Real Estate Assets
Gains and losses from dispositions are recognized once the various criteria relating to the terms of sale and any subsequent involvement by the Company with the asset sold are met. A discontinued operation includes only the disposal of a component of an entity and represents a strategic shift that has (or will have) a major effect on an entity’s financial results. The disposition of 497 and 21 of the Company’s individual properties during the years ended December 31, 2019 and 2018, respectively, did not qualify for discontinued operations presentation and thus, the results of the properties that were sold will remain in operating income, and any associated gains or losses from the disposition are included in gain on disposition of real estate, net. See Note 4 — Real Estate Assets to the consolidated financial statements in this Annual Report on Form 10-K for a discussion of the disposition of individual properties during the year ended December 31, 2019.
Allocation of Purchase Price of Real Estate Assets
Upon the acquisition of real properties, the Company allocates the purchase price to acquired tangible assets, consisting of land, buildings and improvements, and to identified intangible assets and liabilities, consisting of the value of above- and below-market leases and the value of in-place leases and other intangibles, based in each case on their relative fair values. The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and buildings). The information in the appraisal, along with any additional information available to the Company’s management, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
In April 2017, the Company elected to early adopt Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Beginning in April 2017, all real estate acquisitions qualified as asset acquisitions, and as such, acquisition-related fees and certain acquisition-related expenses related to these asset acquisitions are now capitalized and allocated to tangible and intangible assets and liabilities as described above. Other acquisition-related expenses, such as advisor reimbursements, continue to be expensed as incurred and are included in transaction-related expenses in the accompanying consolidated statements of operations. Prior to the adoption of ASU 2017-01 in April 2017, all of the Company’s real estate acquisitions were accounted for as business combinations and, as such, acquisition-related expenses related to these business combination acquisitions were expensed as incurred. Prior to April 2017, acquisition-related expenses included within transaction-related expenses in the Company’s consolidated statements of operations primarily consisted of legal, deed transfer and other costs related to real estate purchase transactions, including costs incurred for deals that were not consummated. The Company expects its future acquisitions to qualify as asset acquisitions and, as such, the Company will allocate the purchase price to acquired tangible assets and identified intangible assets and liabilities on a relative fair value basis.
Redeemable Noncontrolling Interest in Consolidated Joint Venture
On June 27, 2014, the Company completed the formation of the Consolidated Joint Venture. Pursuant to the joint venture agreement, the joint venture partner has a right to exercise an option (the “Option”), which became effective on June 27, 2016, whereby the Company will be required to purchase the ownership interest of the joint venture partner at fair market value. From June 2014 to December 2019, the Company determined it had a controlling interest in the Consolidated Joint Venture and, therefore, met the GAAP requirements for consolidation. The Company recorded net income of $121,000 and paid distributions of $285,000 related to the noncontrolling interest during the year ended December 31, 2019. During the year ended December 31, 2019, the Company disposed of its interest in the underlying properties previously owned through the Consolidated Joint Venture, as further discussed in Note 4 — Real Estate Assets. Therefore, the Company determined it no longer had a controlling financial interest as of December 31, 2019. The Company recorded the noncontrolling interest of $2.3 million as of December 31, 2018, as temporary equity in the mezzanine section of the consolidated balance sheets, due to the ability to exercise the Option being outside the control of the Company.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash in bank accounts, as well as investments in highly-liquid money market funds. The Company deposits cash with several high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company (“FDIC”) up to an insurance limit of $250,000. At times, the Company’s cash and cash equivalents may exceed federally insured levels. Although the Company bears risk on amounts in excess of those insured by the FDIC, it has not experienced and does not anticipate any losses due to the high quality of the institutions where the deposits are held. Included in cash and cash equivalents was $126.8 million reserved for settlement of broadly syndicated loan purchases as of December 31, 2019, as further discussed in Note 10 — Commitments and Contingencies.
The Company had $7.3 million and $9.1 million in restricted cash as of December 31, 2019 and December 31, 2018, respectively. Included in restricted cash was $3.1 million and $3.4 million held by lenders in lockbox accounts, as of December 31, 2019 and 2018, respectively. As part of certain debt agreements, rents from certain encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess is disbursed to the Company. Also included in restricted cash was $4.2 million and $5.7 million held by lenders in escrow accounts for real estate taxes and other lender reserves for certain properties, in accordance with the associated lender’s loan agreement as of December 31, 2019 and 2018, respectively.
Loans Held-for-Investment
The Company has acquired, and may continue to acquire, loans related to real estate assets. Additionally, we may invest in first and second lien mortgage loans, mezzanine loans, bridge loans, wraparound mortgage loans, construction mortgage loans on real property, loans on leasehold interest mortgages and broadly syndicated loans. The Company intends to hold the loans held-for-investment for the foreseeable future or until maturity. Loans held-for-investment are carried on the Company’s consolidated balance sheets at amortized cost, net of any allowance for loans receivable losses. Discounts or premiums, origination fees and exit fees are amortized as a component of interest income using the effective interest method over the life of the respective loans. Loan acquisition fees paid to CMFT Management or its affiliates are expensed as incurred and are included in transaction-related expenses in the accompanying consolidated statements of operations.
Interest earned is either received in cash or capitalized to loans held-for-investment and related receivables, net in the Company’s consolidated balance sheets. Interest is capitalized when certain conditions are met as specified in each loan agreement. For the year ended December 31, 2019, the Company recorded $20.1 million in interest income, of which $8.5 million was capitalized to loans held-for-investment and related receivables, net.
Accrual of interest income is suspended on nonaccrual loans. Loans that are past due 90 days or more as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual. Interest collected is recognized on a cash basis by crediting income when received. Loans may be restored to accrual status when all principal and interest are current and full repayment of the remaining contractual principal and interest are reasonably assured. As of December 31, 2019, the Company’s eight mezzanine loans with a net book value of $146.1 million were nonaccrual loans.
Generally, an allowance for loan losses is provided when management determines that the Company will be unable to collect any remaining amounts due under the loan agreement. The Company evaluates the collectability of its loans held-for-investment at least quarterly. The evaluation of collectability involves judgment, estimates, and a review of the ability of the borrower to make principal and interest payments and the underlying collateral. For the year ended December 31, 2019, the Company recorded no impairment on its loans held-for-investment.
Deferred Financing Costs
Deferred financing costs represent commitment fees, legal fees and other costs associated with obtaining commitments for financing. These costs are amortized to interest expense over the terms of the respective financing agreements using the straight-line method, which approximates the effective interest method. Unamortized deferred financing costs are written off when the associated debt is extinguished or repaid before maturity. The presentation of all deferred financing costs, other than those associated with the revolving loan portion of the credit facilities, are classified such that the debt issuance costs related to a recognized debt liability are presented on the consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability rather than as an asset. Debt issuance costs related to securing a revolving line of credit are presented as an asset and amortized ratably over the term of the line of credit arrangement. As such, the Company’s current and corresponding prior period total deferred costs, net in the accompanying consolidated balance sheets relate only to the revolving loan portion of the credit facilities and the historical presentation, amortization and treatment of unamortized costs are still

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

applicable. As of December 31, 2019 and 2018, the Company had $2.3 million and $2.1 million, respectively, of deferred financing costs, net of accumulated amortization, related to the revolving loan portion of the credit facilities. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined the financing will not close.
Due to Affiliates
CMFT Management, and certain of its affiliates, received and will continue to receive, fees, reimbursements and compensation in connection with services provided relating to the Offerings and the acquisition, management, financing and leasing of the properties of the Company.
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
Leases
The Company adopted ASU No. 2016-02, Leases, (Topic 842) (“ASC 842”), on January 1, 2019 using the optional alternative transition method for financial information and related disclosures. The Company elected the “package of practical expedients,” which permits the Company to not reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. The Company has lease agreements with lease and non-lease components. The Company has elected to not separate non-lease components from lease components for all classes of underlying assets (primarily real estate assets) and will account for the combined components as rental and other property income. Non-lease components included in rental and other property income include certain tenant reimbursements for maintenance services (including common-area maintenance services or “CAM”), real estate taxes, insurance and utilities paid for by the lessor but consumed by the lessee. As a lessor, the Company has further determined that this policy will be effective only on a lease that has been classified as an operating lease and the revenue recognition pattern and timing is the same for both types of components. The Company is not a party to any material leases where it is the lessee.
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
The Company has an investment in a real estate property that is subject to a ground lease, for which a lease liability and right of use (“ROU”) asset of $2.6 million was recorded as of December 31, 2019. See Note 15 — Leases for a further discussion regarding this ground lease.
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
Revenue Recognition
Revenue from leasing activities
Rental and other property income is primarily derived from fixed contractual payments from operating leases and, therefore, is generally recognized on a straight-line basis over the term of the lease, which typically begins the date the tenant

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

takes control of the space. When the Company acquires a property, the terms of existing leases are considered to commence as of the acquisition date for the purpose of this calculation. Variable rental and other property income consists primarily of tenant reimbursements for recoverable real estate taxes and operating expenses which are included in rental and other property income in the period when such costs are incurred, with offsetting expenses in real estate taxes and property operating expenses, respectively, within the consolidated statements of operations. The Company defers the recognition of variable rental and other property income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved.
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
Revenue from lending activities
Interest income from our loans held-for-investment is comprised of interest earned on loans and the accretion and amortization of net loan origination fees and discounts. Interest income on loans is accrued as earned, with the accrual of interest suspended when the related loan becomes a nonaccrual loan. Interest income on the Company’s broadly syndicated loans is accrued as earned beginning on the settlement date.
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
Earnings (Loss) and Distributions Per Share
Earnings (loss) per share are calculated based on the weighted average number of common shares outstanding during each period presented. Diluted income (loss) per share considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the years ended December 31, 2019, 2018 or 2017. Distributions per share are calculated based on the authorized daily distribution rate.
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
In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”), which was subsequently amended by ASU No. 2018-19, Codification

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Improvements to Topic 326, Financial Instruments - Credit Losses (“ASU 2018-19”), in November 2018. Subsequently, the FASB issued ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-10 and ASU No. 2019-11 to provide additional guidance on the credit losses standard. ASU 2016-13 and the related updates are intended to improve financial reporting requiring more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology under current GAAP. ASU 2018-19 clarified that receivables arising from operating leases are not within the scope of Topic 326. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. ASU 2016-13 and ASU 2018-19 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company will adopt this ASU during the first quarter of fiscal year 2020 and does not expect it will have a material impact on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This ASU amends and removes several disclosure requirements including the valuation processes for Level 3 fair value measurements. ASU 2018-13 also modifies some disclosure requirements and requires additional disclosures for changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and requires the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The provisions of ASU 2018-13 are effective January 1, 2020 using a prospective transition method for amendments effecting changes in unrealized gains and losses, significant unobservable inputs used to develop Level 3 fair value measurements and narrative description on uncertainty of measurements. The remaining provisions of ASU 2018-13 are to be applied retrospectively, and early adoption is permitted. The Company will adopt this ASU during the first quarter of fiscal year 2020 and does not expect it will have a material impact on its consolidated financial statements.
In October 2018, the FASB issued ASU No. 2018-16, Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (“ASU 2018-16”). The amendments in this ASU permit the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes or another acceptable benchmark. The SOFR is a volume-weighted median interest rate that is calculated daily based on overnight transactions from the prior day’s activity in specified segments of the U.S. Treasury repo market. It has been selected as the preferred replacement for the U.S. dollar London Interbank Offered Rate (“LIBOR”), which will be phased out by the end of 2021. ASU 2018-16 is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2018-16 is required to be adopted on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after the date of adoption. The Company currently uses LIBOR as its benchmark interest rate in the Company’s interest rate swaps associated with the Company’s LIBOR-based variable rate borrowings. The Company has not entered into any new or redesignated hedging relationships on or after the date of adoption of ASU 2018-16. The Company evaluated the effect of this new benchmark interest rate option, and does not believe this ASU will have a material impact on its consolidated financial statements.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Credit facilities and notes payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of December 31, 2019, the estimated fair value of the Company’s debt was $1.60 billion, compared to the carrying value of $1.61 billion. The estimated fair value of the Company’s debt as of December 31, 2018 was $2.46 billion, compared to the carrying value of $2.53 billion.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2019 and 2018, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Revenue bonds — The Company’s revenue bonds were acquired in connection with the purchase of an anchored shopping center. The bonds have a 9.0% interest rate and mature on November 1, 2044. These investments are initially recognized in interest receivable, prepaid expenses and other assets on the consolidated balance sheets and are subsequently measured using amortized cost. The fair value estimates of the Company’s revenue bonds are based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques including discounted cash flow analysis. This analysis reflects the contractual terms of the bonds, including the period to maturity, and uses unobservable market-based inputs, including discount rates ranging from 7.75% to 9.0%. As a result, the Company has determined that its revenue bonds are classified in Level 3 of the fair value hierarchy. As of December 31, 2019, the estimated fair value of the Company’s revenue bonds was $2.0 million. The Company has these investments classified as held-to-maturity securities. The Company’s investments in revenue bonds are reviewed for impairment, including the evaluation of changes in events or circumstances that may indicate that the carrying amount of the investment may not be recoverable.
Loans held-for-investment — The Company’s loans held-for-investment are recorded at cost upon origination and adjusted by net loan origination fees and discounts. The Company estimates the fair value of its loans held-for-investment by performing a present value analysis for the anticipated future cash flows using an appropriate market discount rate taking into consideration the credit risk. As a result, the Company has determined that its loans held-for-investment are classified in Level 3 of the fair value hierarchy. As of December 31, 2019, the estimated fair value of the Company’s loans held-for-investment was $302.0 million, compared to its carrying value of $301.6 million. As of December 31, 2018, the Company determined that the estimated fair value of its loans held-for-investment was equal to its carrying value given that the loans were originated during the fourth quarter of 2018.
Other financial instruments — The Company considers the carrying values of its cash and cash equivalents, restricted cash, tenant receivables, accounts payable and accrued expenses, other liabilities, due to affiliates and distributions payable to approximate their fair values because of the short period of time between their origination and their expected realization as well

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

as their highly-liquid nature. Due to the short-term maturities of these instruments, Level 1 inputs are utilized to estimate the fair value of these financial instruments.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of December 31, 2019 and 2018, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
Items Measured at Fair Value on a Recurring Basis

In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2019 and 2018 (in thousands):

	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Interest rate swaps	261	—	261	—
Total financial assets	$261	$—	$261	$—
Financial liability:
Interest rate swap	$(4,181)	$—	$(4,181)	$—
Total financial liability	$(4,181)	$—	$(4,181)	$—

	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Interest rate swaps	$10,993	$—	$10,993	$—
Total financial assets	$10,993	$—	$10,993	$—
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
As discussed in Note 4 — Real Estate Assets, during the year ended December 31, 2019, real estate assets related to 34 properties were deemed to be impaired and their carrying values were reduced to an estimated fair value of $384.4 million, resulting in impairment charges of $72.9 million. During the year ended December 31, 2018, real estate assets related to 22 properties were deemed to be impaired and their carrying values were reduced to an estimated fair value of $332.4 million, resulting in impairment charges of $33.0 million. During the year ended December 31, 2017, real estate assets related to four properties were deemed to be impaired and their carrying values were reduced to an estimated fair value of $4.3 million, resulting in impairment charges of $2.9 million. The Company estimates fair values using Level 3 inputs and using a combined income and market approach, specifically using discounted cash flow analysis and recent comparable sales transactions. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgment and to make certain key assumptions, including, but not limited to, the following: (1) terminal capitalization rates; (2) discount rates; (3) the number of years the property will be held; (4) property operating expenses; and (5) re-leasing assumptions, including the number of months to re-lease, market rental income and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and the future performance and sustainability of the Company’s tenants. For the Company’s impairment tests for the real estate assets during the year ended December 31, 2019, the Company used a range of discount rates from 7.4% to 9.5% and terminal capitalization rates from 5.5% to 9.2%.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the impairment charges by asset class recorded during the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Asset class impaired:
Land	$12,648	$6,436	$725
Buildings, fixtures and improvements	56,572	25,299	1,734
Intangible lease assets	4,056	1,385	396
Intangible lease liabilities	(337)	(145)	—
Total impairment loss	$72,939	$32,975	$2,855
NOTE 4 — REAL ESTATE ASSETS
2019 Property Acquisition
During the year ended December 31, 2019, the Company acquired a 100% interest in one commercial property for an aggregate purchase price of $6.2 million (the “2019 Property Acquisition”), which includes $165,000 of external acquisition-related expenses that were capitalized. The Company funded the 2019 Property Acquisition with proceeds from real estate dispositions and available borrowings.
The following table summarizes the purchase price allocation for the 2019 Property Acquisition (in thousands):

2019 Property Acquisition
Land	$1,501
Buildings, fixtures and improvements	3,804
Acquired in-place leases and other intangibles (1)	860
Total purchase price	$6,165
______________________

(1)	The amortization period for acquired in-place leases and other intangibles is 20.1 years.
2019 Property Dispositions and Real Estate Assets Held for Sale
 On September 3, 2019, certain subsidiaries of the Company entered into a purchase and sale agreement (the “Purchase and Sale Agreement”) with Realty Income Corporation (NYSE: O) (the “Purchaser”), an unaffiliated company, to sell approximately 452 single-tenant properties, including nine properties previously owned through the Consolidated Joint Venture, encompassing approximately 5.1 million gross rentable square feet of commercial space across 41 states. Pursuant to the Purchase and Sale Agreement, the sale of 444 properties closed in December 2019 for total consideration of $1.2 billion, including the assumption by the Purchaser of existing mortgage debt totaling $130.8 million and the repayment of $532.3 million in debt, as further discussed in Note 8 — Credit Facilities and Notes Payable. The remaining properties closed subsequent to December 31, 2019, for consideration of $26.3 million, as discussed in Note 17 — Subsequent Events.
During the year ended December 31, 2019, the Company disposed of a total of 497 properties, consisting of 482 retail properties, one industrial property and 14 anchored shopping centers, excluding a related outparcel of land, for an aggregate gross sales price of $1.65 billion, resulting in net proceeds of $1.40 billion after closing costs and disposition fees due to CMFT Management or its affiliates, and a gain of $180.7 million. The Company has no continuing involvement with these properties. The gain on sale of real estate is included in gain on disposition of real estate, net in the consolidated statements of operations. The disposition of these properties did not qualify to be reported as discontinued operations since the disposition did not represent a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the operating results of these disposed properties are reflected in the Company’s results from continuing operations for all periods presented through their respective date of disposition.
As of December 31, 2019, there were 29 properties classified as held for sale with a carrying value of $351.9 million included in assets held for sale in the consolidated balance sheets. The Company has mortgage notes payable of $126.7 million that are related to the held for sale properties, which the Company expects to repay in connection with the disposition of the underlying held for sale properties.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
During the year ended December 31, 2019, 34 properties totaling approximately 3.4 million square feet with a carrying value of $457.3 million were deemed to be impaired and their carrying values were reduced to an estimated fair value of $384.4 million, resulting in impairment charges of $72.9 million, which were recorded in the consolidated statements of operations. See Note 3 — Fair Value Measurements for a further discussion regarding these impairment charges.

2018 Property Acquisition
During the year ended December 31, 2018, the Company acquired a 100% interest in one commercial property for an aggregate purchase price of $11.9 million (the “2018 Acquisition”), which includes $277,000 of external acquisition-related expenses that were capitalized in accordance with ASU 2017-01. Prior to the adoption of ASU 2017-01, costs related to property acquisitions were expensed as incurred. The Company funded the 2018 Acquisition with net cash provided by operations and available borrowings.
The following table summarizes the purchase price allocation for the 2018 Acquisition (in thousands):

2018 Acquisition
Land	$2,107
Buildings, fixtures and improvements	9,044
Acquired in-place leases and other intangibles (1)	1,392
Intangible lease liabilities (2)	(638)
Total purchase price	$11,905
______________________

(1)	The amortization period for acquired in-place leases and other intangibles is 19.0 years.

(2)	The amortization period for acquired intangible lease liabilities is 19.0 years.
2018 Property Dispositions
During the year ended December 31, 2018, the Company disposed of 21 properties, consisting of 19 retail properties and two anchored shopping centers, excluding a related outparcel of land, for an aggregate gross sales price of $66.6 million, resulting in net proceeds of $49.1 million after closing costs and the repayment of the $15.0 million variable rate debt secured by one of the disposed properties and a gain of $6.3 million. During the year ended December 31, 2018, $478,000 was incurred for disposition fees to CMFT Management or its affiliates in connection with the sale of the properties and the Company has no continuing involvement with these properties. The gain on sale of real estate is included in gain on disposition of real estate, net in the consolidated statements of operations. The disposition of these properties did not qualify to be reported as discontinued operations since the disposition did not represent a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the operating results of these disposed properties are reflected in the Company’s results from continuing operations for all periods presented through their respective date of disposition.
2018 Impairment
During the year ended December 31, 2018, 22 properties totaling approximately 2.3 million square feet with a carrying value of $365.4 million were deemed to be impaired and their carrying values were reduced to an estimated fair value of $332.4 million, resulting in impairment charges of $33.0 million, which were recorded in the consolidated statements of operations. See Note 3 — Fair Value Measurements for a further discussion regarding these impairment charges.
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

CIM REAL ESTATE FINANCE TRUST, INC.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
2017 Property Dispositions
During the year ended December 31, 2017, the Company disposed of 14 retail properties and one industrial property for an aggregate gross sales price of $100.6 million, resulting in net proceeds of $65.9 million after closing costs and the repayment of the $33.0 million variable rate debt secured by one of the disposed properties and a gain of $17.0 million. No disposition fees were paid to CMFT Management or its affiliates in connection with the sale of the properties and the Company has no continuing involvement with these properties. The gain on sale of real estate is included in gain (loss) on disposition of real estate, net in the consolidated statements of operations. The disposition of these properties did not qualify to be reported as discontinued operations since the disposition did not represent a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the operating results of these disposed properties are reflected in the Company’s results from continuing operations for all periods presented through their respective date of disposition.
2017 Impairment
During the year ended December 31, 2017, four properties totaling approximately 33,000 square feet with a carrying value of $7.2 million were deemed to be impaired and their carrying values were reduced to an estimated fair value of $4.3 million, resulting in impairment charges of $2.9 million, which were recorded in the consolidated statements of operations. See Note 3 — Fair Value Measurements for a further discussion regarding these impairment charges.
NOTE 5 — INTANGIBLE LEASE ASSETS AND LIABILITIES
Intangible lease assets and liabilities consisted of the following as of December 31, 2019 and 2018 (in thousands, except weighted average life remaining):

	As of December 31,
	2019	2018
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $111,670 and $184,532, respectively (with a weighted average life remaining of 10.4 years and 10.1 years, respectively)	$164,724	$307,895
Acquired above-market leases, net of accumulated amortization of $19,310 and $27,979, respectively (with a weighted average life remaining of 7.9 years and 8.4 years, respectively)	17,423	34,462
Total intangible lease assets, net	$182,147	$342,357
Intangible lease liabilities:
Acquired below-market leases, net of accumulated amortization of $25,800 and $34,732, respectively (with a weighted average life remaining of 7.3 years and 7.2 years, respectively)	$20,523	$36,418

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Amortization of the above-market leases is recorded as a reduction to rental and other property income, and amortization expense for the in-place leases and other intangibles is included in depreciation and amortization in the accompanying consolidated statements of operations. Amortization of below-market leases is recorded as an increase to rental and other property income in the accompanying consolidated statements of operations.
The following table summarizes the amortization related to the intangible lease assets and liabilities for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
In-place lease and other intangible amortization	$32,058	$45,559	$46,602
Above-market lease amortization	$4,315	$6,740	$7,304
Below-market lease amortization	$6,253	$8,448	$9,503
As of December 31, 2019, the estimated amortization relating to the intangible lease assets and liabilities is as follows (in thousands):

	Amortization
Year Ending December 31,	In-Place Leases and Other Intangibles	Above-Market Leases	Below-Market Leases
2020	$20,943	$2,753	$4,746
2021	$18,544	$2,175	$2,907
2022	$17,458	$2,005	$2,495
2023	$15,593	$1,768	$2,126
2024	$13,901	$1,326	$1,601
Thereafter	$78,285	$7,396	$6,648
Total	$164,724	$17,423	$20,523
NOTE 6 — LOANS HELD-FOR-INVESTMENT
The Company’s loans held-for-investment consisted of the following as of December 31, 2019 and 2018 (dollar amounts in thousands):

	As of December 31,
	2019	2018
Mezzanine loans	$146,060	$89,762
Senior loans	152,820	—
Total CRE loans-held-for-investment	298,880	89,762
Broadly syndicated loans	2,750	—
Total loans-held-for-investment and related receivable, net	$301,630	$89,762
During the year ended December 31, 2019, the Company acquired four mezzanine loans, originated three senior loans and acquired one broadly syndicated loan. As of December 31, 2019, the Company had $16.2 million of unfunded commitments related to Commercial Real Estate (“CRE”) loans held-for-investment, the funding of which is subject to satisfaction of borrower milestones. These commitments are not reflected in the accompanying consolidated balance sheet. During the year ended December 31, 2019, the borrower on the Company’s eight mezzanine loans, which represent approximately 4.0% of total assets as of December 31, 2019, became delinquent on certain required reserve payments. To the extent that the delinquencies remain outstanding and uncured, subsequent tests for impairments could result in impairment charges in the future.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table details overall statistics for the Company’s CRE loans held-for-investment as of December 31, 2019 (dollar amounts in thousands):

	As of December 31,
	2019	2018
Number of loans	11	4
Principal balance (1)	$297,357	$89,679
Net book value	$298,880	$89,762
Weighted-average interest rate (1)	8.9%	17.2%
Weighted-average maximum years to maturity (2)	2.9	2.4
____________________________________

(1)	As of December 31, 2019, 100% of the Company’s loans by principal balance earned a floating rate of interest, primarily indexed to U.S. dollar LIBOR.

(2)	Maximum maturity date assumes all extension options are exercised by the borrowers; however, the Company’s loans may be repaid prior to such date.
Activity relating to the Company’s CRE loans held-for-investment portfolio was as follows for the years ended December 31, 2019 and 2018 (dollar amounts in thousands):

	Principal Balance	Deferred Fees / Other Items (1)	Loan Fees Receivable	Net Book Value
Balance, January 1, 2018	$—	$—	$—	$—
Loan fundings	89,295	(6,623)	6,623	89,295
Capitalized interest (2)	384	—	—	384
Deferred fees and other items	—	(185)	—	(185)
Accretion and amortization of fees and other items	—	268	—	268
Balance, December 31, 2018	$89,679	$(6,540)	$6,623	$89,762
Loan fundings	216,318	(389)	1,085	217,014
Principal repayments received	(17,186)	—	—	(17,186)
Capitalized interest (2)	8,546	—	—	8,546
Deferred fees and other items	—	(1,531)	(166)	(1,697)
Accretion and amortization of fees and other items	—	2,441	—	2,441
Balance, December 31, 2019	$297,357	$(6,019)	$7,542	$298,880
____________________________________

(1)	Other items primarily consist of purchase discounts or premiums, accretion of exit fees and deferred origination expenses.

(2)	Represents accrued interest on loans whose terms do not require a current cash payment of interest.
NOTE 7 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. During the year ended December 31, 2019, one of the Company’s interest rate swap agreements matured. In addition, three of the Company’s interest rate swap agreements were terminated prior to the maturity date due to the disposition of the underlying properties, resulting in a gain of $118,000. The gain was recorded as a decrease to interest expense and other, net included in the accompanying consolidated statements of operations. As of December 31, 2019, the Company had three executed interest rate swap agreements.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the terms of the Company’s executed interest rate swap agreements designated as hedging instruments as of December 31, 2019 and 2018 (dollar amounts in thousands):

		Outstanding Notional				Fair Value of Assets (Liability)
	Balance Sheet	Amount as of	Interest	Effective	Maturity	December 31,	December 31,
	Location	December 31, 2019	Rates (1)	Dates	Dates	2019	2018
Interest Rate Swaps	Interest receivable, prepaid expenses and other assets	$60,000	2.55% to 3.62%	3/14/2016 to 6/29/2016	4/5/2021 to 7/1/2021	$261	$10,993
Interest Rate Swap	Deferred rental income, derivative liability and other liabilities	$811,666	4.02%	8/15/2018	3/15/2021	$(4,181)	$—
____________________________________

(1)	The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of December 31, 2019.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the derivative instruments that are designated as hedges is recorded in other comprehensive (loss) income, with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the years ended December 31, 2019 and 2018, the amount of gains reclassified from other comprehensive (loss) income as a decrease to interest expense was $3.5 million and $4.3 million, respectively. For the year ended December 31, 2017, the amount of loss reclassified from other comprehensive (loss) income as an increase to interest expense was $3.1 million. During the next 12 months, the Company estimates that $3.1 million will be reclassified from other comprehensive (loss) income as an increase to interest expense. The Company includes cash flows from interest rate swap agreements in net cash flows provided by operating activities on its consolidated statements of cash flows, as the Company’s accounting policy is to present cash flows from hedging instruments in the same category in its consolidated statements of cash flows as the category for cash flows from the hedged items.
The Company has agreements with each of its derivative counterparties that contain provisions whereby if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value, inclusive of interest payments and accrued interest of $4.3 million as of December 31, 2019. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of December 31, 2019.
NOTE 8 — CREDIT FACILITIES AND NOTES PAYABLE
As of December 31, 2019, the Company had $1.6 billion of debt outstanding, including net deferred financing costs, with a weighted average years to maturity of 2.4 years and a weighted average interest rate of 3.9%. The weighted average years to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date. Should a loan not be repaid by its scheduled repayment date, the applicable interest rate will increase as specified in the respective loan agreement.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the debt balances as of December 31, 2019 and 2018, and the debt activity for the year ended December 31, 2019 (in thousands):

		During the Year Ended December 31, 2019
	Balance as of December 31, 2018	Debt Issuances & Assumptions (1)	Repayments & Modifications		Accretion & (Amortization)	Balance as of December 31, 2019
Fixed rate debt	$1,178,166	$—	$(451,905)	(2)	$—	$726,261
Variable rate debt	20,500	—	(20,500)		—	—
Credit facility	1,331,000	424,500	(870,500)		—	885,000
Total debt	2,529,666	424,500	(1,342,905)		—	1,611,261
Net premiums (3)	331	—	—		(90)	241
Deferred costs – credit facility (4)	(6,731)	(19)	745	(5)	2,072	(3,933)
Deferred costs – fixed rate debt	(6,352)	—	1,526	(5)	2,117	(2,709)
Total debt, net	$2,516,914	$424,481	$(1,340,634)		$4,099	$1,604,860
____________________________________

(1)	Includes deferred financing costs incurred during the period.

(2)	Includes the assumption of $205.8 million of fixed rate debt related to property dispositions during the year ended December 31, 2019.

(3)
Net premiums on mortgage notes payable were recorded upon the assumption of the respective debt instruments. Amortization of these net premiums is recorded as a reduction to interest expense over the remaining term of the respective debt instruments using the effective-interest method.

(4)	Deferred costs related to the term portion of the Credit Facility (as defined below).

(5)	Represents deferred financing costs written off during the period resulting from debt repayments prior to the respective maturity dates.
Notes Payable
As of December 31, 2019, the fixed rate debt outstanding of $726.3 million included $60.0 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rates per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 2.6% to 5.0% per annum. The fixed rate debt outstanding matures on various dates from April 1, 2020 through May 10, 2024. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $1.3 billion as of December 31, 2019. Each of the mortgage notes payable, comprising the fixed rate debt, is secured by the respective properties on which the debt was placed. Subsequent to December 31, 2019, the Company repaid $97.0 million of mortgage notes due to the disposition of the underlying properties, as discussed in Note 17 — Subsequent Events. With respect to the Company’s $115.2 million of debt maturing within the next 12 months following the date these financial statements are issued, the Company believes cash on hand, proceeds from real estate asset dispositions, net cash provided by operations, borrowings available under the Credit Facility or the entry into new financing arrangements will be sufficient in order to meet its debt obligations.
Pursuant to the Purchase and Sale Agreement described in Note 4 — Real Estate Assets, total consideration for the sale of 444 properties during the year ended December 31, 2019 included the assumption by the Purchaser of existing mortgage debt totaling $130.8 million, the repayment of $101.3 million of certain mortgage notes due to the disposition of the underlying properties, the repayment of $165.0 million on the unsecured term loan balance and repayment of $266.0 million on the unsecured revolving loan balance.
Credit Facilities
The Company has a second amended and restated unsecured credit agreement (the “Second Amended and Restated Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent (“JPMorgan Chase”), and the other lenders party thereto that provided for borrowings of up to $1.24 billion as of December 31, 2019, which included a $885.0 million unsecured term loan (the “Term Loan”) and up to $350.0 million in unsecured revolving loans (the “Revolving Loans” and collectively, with the Term Loan, the “Credit Facility”). The Term Loan matures on March 15, 2022 and the Revolving Loans mature on March 15, 2021; however, the Company has the right to extend the maturity date of the Revolving Loans to March 15, 2022.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month LIBOR multiplied by the statutory reserve rate (the “Eurodollar Rate”) plus an interest rate spread ranging from 1.65% to 2.25% or (ii) a base rate, ranging from 0.65% to 1.25%, plus the greater of: (a) JPMorgan Chase’s Prime Rate; (b) the Federal Funds Effective Rate (as defined in the Second Amended and Restated Credit Agreement) plus 0.50%; or (c) the one-month LIBOR multiplied by the statutory reserve rate plus 1.00%. As of December 31, 2019, there were no amounts outstanding under the Revolving Loans. As of December 31, 2019, the Term Loan outstanding totaled $885.0 million, $811.7 million of which is subject to interest rate swap agreements (the “Swapped Term Loan”). The interest rate swap agreements had the effect of fixing the Eurodollar Rate per annum of the Swapped Term Loan at an all-in rate of 4.0%. As of December 31, 2019, the Company had $885.0 million outstanding under the Credit Facility at a weighted average interest rate of 4.0% and $349.4 million in unused capacity, subject to borrowing availability. The Company had available borrowings of $107.1 million as of December 31, 2019.
The Second Amended and Restated Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Second Amended and Restated Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to the sum of (i) $2.0 billion plus (ii) 75% of the equity issued minus (iii) the aggregate amount of any redemptions or similar transaction from the date of the Second Amended and Restated Credit Agreement, a leverage ratio less than or equal to 60%, a fixed charge coverage ratio greater than 1.50, an unsecured debt to unencumbered asset value ratio equal to or less than 60%, an unsecured debt service coverage ratio greater than 1.75, a secured debt ratio equal to or less than 40% and the amount of secured debt that is recourse debt at no greater than 15% of total asset value. The Company believes it was in compliance with the financial covenants under the Second Amended and Restated Credit Agreement, as well as the financial covenants under the Company’s various fixed and variable rate debt agreements, as of December 31, 2019, with the exception of one mortgage note where the Company failed to meet the debt service coverage ratio covenant under the mortgage at December 31, 2019. Pursuant to the loan agreement, non-compliance with the debt service coverage ratio covenant triggers a cash sweep of the underlying property’s operating cash flow. As of December 31, 2019, a cash sweep of the underlying property’s operating cash flow had not been initiated.
On December 31, 2019 (the “Closing Date”), CMFT Corporate Credit Securities, LLC, an indirect wholly-owned, bankruptcy-remote subsidiary of the Company, entered into a revolving credit and security agreement (the “Credit and Security Agreement”) with the lenders from time to time parties thereto, Citibank, N.A. (“Citibank”), as administrative agent, CMFT Securities Investments, LLC, a wholly-owned subsidiary of the Company, as equityholder and as collateral manager, Citibank (acting through its Agency & Trust division), as both a collateral agent and as a collateral custodian, and Virtus Group, LP, as collateral administrator. The Credit and Security Agreement provides for borrowings in an aggregate principal amount up to $300.0 million (the “Credit Securities Revolver”), which may be increased from time to time pursuant to the Credit and Security Agreement. As of December 31, 2019, there were no amounts borrowed or outstanding under the Credit Securities Revolver.
Borrowings under the Credit and Security Agreement will bear interest equal to the three-month LIBOR for the relevant interest period, plus an applicable rate. The applicable rate is 1.70% per annum during the reinvestment period and 2.00% per annum during the amortization period (and, in each case, an additional 2.00% per annum following an event of default under the Credit and Security Agreement). The reinvestment period begins on the Closing Date and concludes on the earlier of (i) the date that is three years after the Closing Date, (ii) the final maturity date and (iii) the date on which the total assets under management of the Company and its wholly-owned subsidiaries is less than $1.25 billion (the “Reinvestment Period”). The final maturity date is the earliest to occur of: (i) the date that the Credit Securities Revolver is paid down and (ii) the second anniversary after the Reinvestment Period concludes.
Maturities
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt as of December 31, 2019 for each of the five succeeding fiscal years and the period thereafter (in thousands):

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Year Ending December 31,	Principal Repayments
2020	$165,678
2021	97,701
2022	913,962
2023	366,155
2024	67,765
Thereafter	—
Total	$1,611,261
NOTE 9 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the years ended December 31, 2019, 2018 and 2017 are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$16,510	$16,518	$16,531
Accrued capital expenditures	$1,165	$557	$192
Interest income capitalized to loans held-for-investment	$8,546	$384	$—
Common stock issued through distribution reinvestment plan	$82,388	$91,764	$101,344
Change in fair value of interest rate swaps	$(14,913)	$3,875	$7,654
Mortgage notes assumed by buyer in real estate disposition	$(205,765)	$—	$—
Supplemental Cash Flow Disclosures:
Interest paid	$97,418	$93,424	$85,140
Cash paid for taxes	$1,218	$1,475	$1,555
NOTE 10 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation and claims. The Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or of which the Company’s properties are the subject.
Unfunded Commitments
As of December 31, 2019, the Company had $16.2 million of unfunded commitments related to loans held-for-investment. These commitments are not reflected in the accompanying consolidated balance sheet.
Unsettled Broadly Syndicated Loans
As of December 31, 2019, the Company had $126.8 million reserved for settlement of broadly syndicated loan purchases included in cash and cash equivalents in the accompanying consolidated balance sheet, of which $122.9 million settled subsequent to December 31, 2019.
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

CIM REAL ESTATE FINANCE TRUST, INC.
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
Incentive compensation
Pursuant to the Management Agreement, beginning on August 20, 2019, CMFT Management is entitled to receive incentive compensation, payable with respect to each quarter, which is generally equal to the excess of (a) the product of (i) 20% and (ii) the excess of (A) Core Earnings (as defined in the Management Agreement) of the Company for the previous 12-month period, over (B) the product of (1) the Company’s Consolidated Equity (as defined in the Management Agreement) in the previous 12-month period, and (2) 7% per annum, over (b) the sum of any incentive compensation paid to CMFT Management with respect to the first three calendar quarters of such previous 12-month period (or such lesser number of completed calendar quarters preceding the applicable period, if applicable). During the year ended December 31, 2019, no incentive compensation fees were incurred.
Acquisition fees and expenses
Pursuant to the Prior Advisory Agreement, through August 20, 2019, the Company paid CMFT Management or its affiliates acquisition fees of up to 2.0% of: (1) the contract purchase price of each property or asset the Company acquired; (2) the amount paid in respect of the development, construction or improvement of each asset the Company acquired; (3) the purchase price of any loan the Company acquired; and (4) the principal amount of any loan the Company originated. In addition, the Company reimbursed CMFT Management or its affiliates for acquisition-related expenses incurred in the process of acquiring properties, so long as the total acquisition fees and expenses relating to the transaction do not exceed 6.0% of the contract purchase price, unless otherwise approved by a majority of the Board, including a majority of the Company’s independent directors, as commercially competitive, fair and reasonable to the Company. Other transaction-related expenses, such as advisor reimbursements for disposition activities, are expensed as incurred and are included in transaction-related expenses on the consolidated statements of operations.
Advisory fees and expenses
Pursuant to the Prior Advisory Agreement, through August 20, 2019, the Company paid CMFT Management a monthly advisory fee based upon the Company’s monthly average invested assets, which, effective January 1, 2019, was based on the estimated market value of such assets used to determine the Company’s estimated per share NAV as of December 31, 2018, as discussed in Note 1 — Organization and Business, and for those assets acquired subsequent to December 31, 2018, was based on the purchase price. The monthly advisory fee was equal to the following amounts: (1) an annualized rate of 0.75% paid on the Company’s average invested assets that are between $0 and $2.0 billion; (2) an annualized rate of 0.70% paid on the Company’s average invested assets that are between $2.0 billion and $4.0 billion; and (3) an annualized rate of 0.65% paid on the Company’s average invested assets that are over $4.0 billion.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Operating expenses
The Company reimburses CMFT Management or its affiliates for certain expenses CMFT Management or its affiliates paid or incurred in connection with the services provided to the Company. Through August 20, 2019, such reimbursements were subject to the limitation that the Company would not reimburse CMFT Management or its affiliates for any amount by which the operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceeded the greater of: (1) 2.0% of average invested assets, or (2) 25.0% of net income excluding any additions to reserves for depreciation or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Pursuant to the Management Agreement, beginning on August 20, 2019, such limits are no longer applicable. The Company will reimburse CMFT Management or its affiliates for salaries and benefits paid to personnel who provide services to the Company including the Company’s executive officers and any portfolio management, acquisitions or investment professionals.
Disposition fees
Pursuant to the Prior Advisory Agreement, through August 20, 2019, if CMFT Management or its affiliates provided a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more properties (or the Company’s entire portfolio), the Company paid CMFT Management or its affiliates a disposition fee in an amount equal to up to one-half of the real estate or brokerage commission paid by the Company to third parties on the sale of such property, not to exceed 1.0% of the contract price of the property sold; provided, however, in no event would the total disposition fees paid to CMFT Management, its affiliates and unaffiliated third parties exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. For the Company’s properties under contract to be sold or specifically identified in a broker agreement as being marketed for sale as of August 20, 2019, CMFT Management may be entitled to receive a disposition fee in accordance with the terms of the Prior Advisory Agreement.
Subordinated performance fees
Pursuant to the Prior Advisory Agreement, through August 20, 2019, if the Company was sold or its assets were liquidated, CMFT Management was entitled to receive a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after stockholders received, from regular distributions plus special distributions paid from proceeds of such sale, a return of their net capital invested and an 8.0% annual cumulative, non-compounded return. Alternatively through August 20, 2019, if the Company’s shares were listed on a national securities exchange, CMFT Management was entitled to a subordinated performance fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing, exceeded the sum of the total amount of capital raised from stockholders and the amount of distributions necessary to generate an 8.0% annual cumulative, non-compounded return to stockholders. As an additional alternative, upon termination of the Prior Advisory Agreement, CMFT Management was entitled to a subordinated performance fee similar to the fee to which CMFT Management would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination. During each of the years ended December 31, 2019, 2018 and 2017, no subordinated performance fees were incurred related to any such events.
The Company recorded fees and expense reimbursements as shown in the table below for services provided by CMFT Management or its affiliates related to the services described above during the periods indicated (in thousands):

	Year Ended December 31,
	2019		2018	2017
Management fees and expenses	$16,350	(1)	$—	$—
Acquisition fees and expenses	$2,110		$2,749	$6,532
Disposition fees	$3,967		$478	$—
Advisory fees and expenses	$25,989		$43,399	$44,072
Operating expenses	$3,594		$5,163	$4,494
____________________________________

(1)	Includes advisor reimbursements incurred subject to the Management Agreement.
Of the amounts shown above, $14.5 million and $5.2 million had been incurred, but not yet paid, for services provided by CMFT Management or its affiliates in connection with the acquisition, disposition and operating activities during the years ended December 31, 2019 and 2018, respectively, and such amounts were recorded as liabilities of the Company as of such dates.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Due to Affiliates
As of December 31, 2019 and 2018, $14.5 million and $5.2 million, respectively, had been incurred primarily for management fees, disposition fees and operating expenses by CMFT Management or its affiliates, but had not yet been reimbursed by the Company. These amounts were included in due to affiliates in the consolidated balance sheets for such periods.
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
NOTE 13 — STOCKHOLDERS’ EQUITY
As of December 31, 2019, 2018 and 2017, the Company was authorized to issue $600.0 million of shares of common stock under the Secondary DRIP Offering. All shares of such stock have a par value of $0.01 per share. The par value of stockholder proceeds raised from the DRIP Offerings is classified as common stock, with the remainder allocated to capital in excess of par value.
On August 11, 2010, the Company sold 20,000 shares of common stock, at $10.00 per share, to Cole Holdings Corporation (“CHC”). On April 5, 2013, the ownership of such shares was transferred to CREInvestments, LLC, an affiliate of CMFT Management. On February 7, 2014, the ownership of such shares was transferred to VEREIT Operating Partnership, L.P. (“VEREIT OP”), a former affiliated entity of the Company’s sponsor. On February 1, 2018, the ownership of such shares was transferred by VEREIT OP to CMFT Management.
Distribution Reinvestment Plan
Pursuant to the DRIP, the Company allows stockholders to elect to have their distributions reinvested in additional shares of the Company’s common stock at the most recent estimated per share NAV as determined by the Board. The Board may terminate or amend the Secondary DRIP Offering at the Company’s discretion at any time upon ten days’ prior written notice to the stockholders. During the years ended December 31, 2019, 2018 and 2017, approximately 9.3 million, 9.6 million and 10.1 million shares were purchased under the DRIP Offerings for approximately $82.4 million, $91.8 million and $101.3 million, respectively, which were recorded as redeemable common stock on the consolidated balance sheets.
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
Except for redemptions due to a stockholder’s death, bankruptcy or other exigent circumstances, the redemption price per share will equal the per share value shown on the stockholder’s most recent customer account statement. The redemption price will be adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to the Company’s common stock if any such event is not already reflected in the per share value shown on the stockholder’s most recent customer account statement. See the discussion of the updated estimated per share NAV of the Company’s common stock effective March 25, 2020 in Note 17 — Subsequent Events.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
The Company redeems shares no later than the end of the month following the end of each fiscal quarter. Requests for redemption must be received on or prior to the end of the fiscal quarter in order for the Company to repurchase the shares in the month following the end of that fiscal quarter. The Board may amend, suspend or terminate the share redemption program at any time upon 30 days’ prior written notice to the stockholders. During the years ended December 31, 2019, 2018 and 2017, the Company redeemed approximately 9.5 million, 9.8 million and 10.3 million shares, respectively, under the share redemption program for $84.1 million, $93.8 million and $103.7 million, respectively. During the year ended December 31, 2019, redemption requests relating to approximately 79.1 million shares went unfulfilled.
Distributions Payable and Distribution Policy
The Board authorized a daily distribution, based on 365 days in the calendar year, of $0.001711452 per share for stockholders of record as of the close of business on each day of the period commencing on January 1, 2018 and ending on December 31, 2019. The Board authorized a daily distribution, based on 366 days in the calendar year, of $0.001706776 per share for stockholders of record as of the close of business on each day of the period commencing on January 1, 2020 and ending on March 31, 2020. As of December 31, 2019, the Company had distributions payable of $16.5 million.
Subsequent to December 31, 2019, the Board reaffirmed the declaration and payment of distributions for the month of March 2020 at the rate previously declared on November 5, 2019, which distributions will be paid on or around April 1, 2020. Given the impact of the novel strain of coronavirus (“COVID-19”) outbreak, the Board has decided to defer making a determination as to the amount and timing of distributions for the second quarter of 2020 until such time that the Company has greater visibility into the impact that the COVID-19 outbreak will have on the Company’s tenants’ ability to continue to pay rent on their leases on a timely basis or at all, the degree to which federal, state or local governmental authorities grant rent relief or other relief or amnesty programs applicable to the Company’s tenants, the Company’s ability to access the capital markets, and on the United States and worldwide financial markets and economy.
Equity-Based Compensation
On August 10, 2018, the Board approved the adoption of the Company’s 2018 Equity Incentive Plan (the “Plan”), under which 400,000 of the Company’s common shares were reserved for issuance and share awards of approximately 367,500 are available for future grant at December 31, 2019. Under the Plan, the Board or a committee designated by the Board has the authority to grant restricted stock awards or deferred stock awards to non-employee directors of the Company, which will further align such directors’ interests with the interests of the Company’s stockholders. The Board or committee also has the authority to determine the terms of any award granted pursuant to the Plan, including vesting schedules, restrictions and acceleration of any restrictions. The Plan may be amended or terminated by the Board at any time. The Plan expires on August 9, 2028.
As of December 31, 2019, the Company has granted awards of approximately 6,500 restricted shares to each of the independent members of the Board (approximately 32,500 restricted shares in aggregate) under the Plan. As of December 31, 2019, 14,000 of the restricted shares had vested based on one year of continuous service. The remaining 18,500 restricted shares issued had not vested or been forfeited as of December 31, 2019. The fair value of the Company’s share awards is determined using the Company’s NAV per share on the date of grant. Compensation expense related to the restricted shares is recognized over the vesting period. The Company recorded compensation expense of $138,000 and $33,000 for the years ended December 31, 2019 and 2018, respectively, related to the restricted shares included in general and administrative expenses in the accompanying consolidated statement of operations. As of December 31, 2019, there was $120,000 of total unrecognized compensation expense related to shares, which will be recognized ratably over the remaining period of service prior to October 2020.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 14 — INCOME TAXES
For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nondividend distributions. Nondividend distributions will reduce U.S stockholders’ basis (but not below zero) in their shares.
The following table shows the character of the distributions the Company paid on a percentage basis for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
Character of Distributions:	2019	2018	2017
Ordinary dividends	39%	52%	51%
Nondividend distributions	7%	48%	42%
Capital gain distributions	54%	—%	7%
Total	100%	100%	100%
During the years ended December 31, 2019, 2018 and 2017, the Company incurred state and local income and franchise taxes of $1.5 million, $1.4 million, and $1.6 million, respectively, which were recorded in general and administrative expenses in the consolidated statements of operations.
The Company had no unrecognized tax benefits as of or during the years ended December 31, 2019 and 2018. Any interest and penalties related to unrecognized tax benefits would be recognized within the provision for income taxes in the accompanying consolidated statements of operations. The Company files income tax returns in the U.S. federal jurisdiction, as well as various state jurisdictions, and is subject to routine examinations by the respective tax authorities.
NOTE 15 — LEASES
The Company’s real estate assets are leased to tenants under operating leases for which the terms, expirations and extension options vary. The Company’s operating leases do not convey to the lessee the right to purchase the underlying asset upon expiration of the lease period. To determine whether a contract contains a lease, the Company reviews contracts to determine if the agreement conveys the right to control the use of an asset. The Company adopted ASC 842, using the optional alternative transition method and used the effective date as the date of initial application. Consequently, financial information was not updated and the disclosures required under the new standard are not provided for dates and periods before January 1, 2019. The Company elected the “package of practical expedients,” which permits the Company to not reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. The Company elected to apply the practical expedient for all of the Company’s leases to account for the lease and non-lease components as a single, combined operating lease component under ASC 842. Non-lease components primarily consist of maintenance services, including CAM, real estate taxes, insurance and utilities paid for by the lessor but consumed by the lessee. Non-lease components are considered to be variable rental and other property income and are recognized in the period incurred.
As of December 31, 2019, the leases had a weighted-average remaining term of 8.6 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As of December 31, 2019, the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, was as follows (in thousands):

Year Ending December 31,	Future Minimum Rental Income
2020	$232,207
2021	219,740
2022	206,813
2023	186,798
2024	162,585
Thereafter	1,051,702
Total	$2,059,845

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
A certain amount of the Company’s rental and other property income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the years ended December 31, 2019, 2018 and 2017, the amount of the contingent rent earned by the Company was not significant.
Rental and other property income during years ended December 31, 2019, 2018 and 2017 consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Fixed rental and other property income (1)	$342,453	$368,847	$371,139
Variable rental and other property income (2)	50,771	$60,789	$52,956
Total rental and other property income	$393,224	$429,636	$424,095
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
The Company has one property subject to a non-cancelable operating ground lease with a remaining term of 13.7 years. Upon initial adoption of ASC 842, the Company recognized a lease liability (in deferred rental income and other liabilities) and a related ROU asset (in prepaid expenses, derivative assets and other assets) of $2.7 million in the consolidated balance sheets. The lease liability and ROU asset were initially measured at the present value of the future minimum lease payments using a discount rate of 4.3%. This reflects the Company’s incremental borrowing rate, which was calculated based on the interest rate the Company would incur to borrow on a fully collateralized basis over a term similar to the lease.
The Company recognized $250,000 of ground lease expense during the year ended December 31, 2019, of which $242,000 was paid in cash during the period it was recognized. As of December 31, 2019, the Company’s scheduled future minimum rental payments related to its operating ground lease is approximately $250,000 annually for 2020 through 2024, and $2.2 million thereafter through the maturity date of the lease in August 2033.
NOTE 16 — QUARTERLY RESULTS (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2019 and 2018 (in thousands, except for per share amounts). In the opinion of management, the information for the interim periods presented includes all adjustments which are of a normal and recurring nature, necessary to present a fair presentation of the results for each period.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$109,260	$105,529	$105,479	$93,088
Net income	$8,851	$9,006	$2,573	$162,590
Net income attributable to the Company	$8,817	$8,973	$2,541	$162,568
Basic and diluted net income per common share (1)	$0.03	$0.03	$0.01	$0.52
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
____________________________________

(1)
The Company calculates net income (loss) per share based on the weighted-average number of outstanding shares of common stock during the reporting period. The average number of shares fluctuates throughout the year and can therefore produce a full year result that does not agree to the sum of the individual quarters.

NOTE 17 — SUBSEQUENT EVENTS
Subsequent to December 31, 2019, there was a global outbreak of COVID-19. The global and domestic response to the COVID-19 outbreak continues to rapidly evolve. Thus far, certain responses to the COVID-19 outbreak have included mandates from federal, state and/or local authorities that required temporary closure of or imposed limitations on the operations of certain non-essential retailers. The COVID-19 outbreak and associated responses could negatively impact future tenant sales and operations at the Company’s properties, which could result in material impact to the Company’s future results of operations, cash flows and financial condition. The Company is unable to estimate the impact the novel coronavirus will have on its financial results at this time.
Redemption of Shares of Common Stock
Subsequent to December 31, 2019, the Company redeemed approximately 2.3 million shares pursuant to the Company’s share redemption program for $19.5 million (at an average price per share of $8.65). Management, in its discretion, limited the amount of shares redeemed for the three months ended December 31, 2019 to an amount equal to net proceeds the Company received from the sale of shares in the DRIP Offerings during the respective period. The remaining redemption requests received during the three months ended December 31, 2019 totaling approximately 20.6 million shares went unfulfilled.
Property Dispositions
Subsequent to December 31, 2019, the Company disposed of 12 properties for an aggregate gross sales price of $129.0 million, including seven properties disposed of for $26.3 million pursuant to the Purchase and Sales Agreement discussed in Note 4 — Real Estate Assets. The property dispositions resulted in proceeds of $127.0 million after closing costs and disposition fees to CMFT Management or its affiliates and a gain of approximately $13.1 million. The Company has no continuing involvement with these properties.
Notes Payable
Subsequent to December 31, 2019, the Company repaid $97.0 million of mortgage note due to the disposition of the underlying properties.
Broadly Syndicated Loans
Subsequent to December 31, 2019, the Company settled $328.8 million of broadly syndicated loans.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Credit Securities Revolver
Subsequent to December 31, 2019, the Company received borrowings under the Credit Securities Revolver in an aggregate principal amount of $100.0 million. The Credit Securities Revolver bears interest equal to the three-month LIBOR for the relevant interest period, plus an applicable rate of 1.70% per annum during the Reinvestment Period and 2.00% per annum during the amortization period, as discussed in Note 8 — Credit Facilities and Notes Payable.
Estimated Per Share NAV
On March 25, 2020, the Board established an updated estimated per share NAV of the Company’s common stock as of December 31, 2019, of $7.77 per share. Commencing on March 30, 2020, distributions will be reinvested in shares of the Company’s common stock under the Secondary DRIP Offering at a price of $7.77 per share. Pursuant to the terms of the Company’s share redemption program, commencing on March 30, 2020, the updated estimated per share NAV of $7.77, as of December 31, 2019, will serve as the most recent estimated value for purposes of the share redemption program going forward, until such time as the Board determines a new estimated per share NAV.

CIM REAL ESTATE FINANCE TRUST , INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2019	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Real Estate Held for Investment:
10Box Cost-Plus:
Conway, AR	(h)	$733	$1,654	$—	$2,387	$118	9/5/2017	1989
Russellville, AR	(h)	990	1,470	—	2,460	130	3/20/2017	1989
Academy Sports:
Clarksville, TN	(h)	1,811	6,603	—	8,414	993	6/17/2014	2014
Cookeville, TN	(h)	—	23,847	73,371	97,218	9,604	9/30/2014	2015
Douglasville, GA	(h)	1,360	8,593	—	9,953	1,276	6/12/2014	2014
Flowood, MS	(h)	1,534	7,864	—	9,398	1,251	6/27/2014	2014
Greenville, NC	(h)	1,968	7,054	—	9,022	633	1/12/2017	2016
McDonough, GA	(h)	1,846	5,626	—	7,472	891	4/24/2014	2010
Valdosta, GA	$5,838	2,482	5,922	—	8,404	1,167	5/10/2013	2012
Advance Auto:
Mattoon, IL	(h)	261	1,063	—	1,324	107	12/4/2015	2015
Willmar, MN	(h)	200	1,279	—	1,479	155	3/25/2015	2014
Albany Square:
Albany, GA	4,600	1,606	7,113	373	9,092	1,382	2/26/2014	2013
Almeda Crossing:
Houston, TX	(h)	4,738	26,245	(3,163)	27,820	503	8/7/2014	2006
AutoZone:
Sheffield, OH	(h)	815	—	770	1,585	99	10/15/2014	2014
Bass Pro Shops:
Tallahassee, FL	(h)	945	5,713	—	6,658	1,028	8/20/2013	2013
Beavercreek Shopping Center:
Beavercreek, OH	—	5,504	25,178	554	31,236	4,419	10/31/2013	2013
Bed Bath & Beyond/La-Z-Boy:
Schaumburg, IL	7,300	4,786	6,149	(1,065)	9,870	219	3/8/2013	1997
Bob Evans:
Akron, OH	(h)	447	1,537	—	1,984	129	4/28/2017	2007
Anderson, IN	(h)	912	1,455	—	2,367	124	4/28/2017	1984
Austintown, OH	(h)	305	1,426	—	1,731	128	4/28/2017	1995
Birch Run, MI	(h)	733	1,192	—	1,925	105	4/28/2017	2008
Blue Ash, OH	(h)	628	1,429	—	2,057	139	4/28/2017	1994
Chardon, OH	(h)	333	682	—	1,015	65	4/28/2017	2003
Chillicothe, OH	(h)	557	1,524	—	2,081	133	4/28/2017	1998
Columbus, OH	—	523	1,376	—	1,899	124	4/28/2017	2003
Dayton, OH	(h)	325	1,438	—	1,763	133	4/28/2017	1998
Eldersburg, MD	(h)	557	876	—	1,433	75	4/28/2017	2000
Florence, KY	(h)	496	1,876	—	2,372	170	4/28/2017	1991
Holland, MI	(h)	314	1,367	—	1,681	123	4/28/2017	2004
Huntersville, NC	(h)	751	657	—	1,408	57	4/28/2017	2008
Hurricane, WV	(h)	297	1,654	—	1,951	135	4/28/2017	1993
Milford, OH	(h)	271	1,498	—	1,769	136	4/28/2017	1987
Monroeville, PA	(h)	1,340	848	—	2,188	70	4/28/2017	1995
Nicholasville, KY	(h)	731	693	—	1,424	59	4/28/2017	1989
North Canton, OH	(h)	859	1,393	—	2,252	126	4/28/2017	2006
Ripley, WV	(h)	269	1,304	—	1,573	114	4/28/2017	1988
Tipp City, OH	(h)	554	1,120	—	1,674	104	4/28/2017	1989

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company				Gross Amount at
			Buildings,	Total		Which Carried	Accumulated
			Fixtures and	Adjustment		At December 31, 2019	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)		(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Bob Evans (continued):
Warsaw, IN	(h)	$684	$1,222	$—		$1,906	$106	4/28/2017	1993
Boston Commons:
Springfield, MA	(h)	3,101	7,042	280		10,423	1,085	8/19/2014	2004
Bottom Dollar Grocery:
Ambridge, PA	$—	519	2,985	—		3,504	471	11/5/2013	2012
Bryan Crossing:
Kodak, TN	4,958	863	6,523	(7,386)	(i)	—	—	9/9/2014	2008
Cabela’s:
Acworth, GA	(h)	4,979	18,775	—		23,754	1,179	9/25/2017	2014
Avon, OH	(h)	2,755	10,751	—		13,506	686	9/25/2017	2016
La Vista, NE	(h)	3,260	16,923	—		20,183	1,022	9/25/2017	2006
Sun Prairie, WI	(h)	3,373	14,058	—		17,431	931	9/25/2017	2015
Caliber Collision Center:
Frisco, TX	(h)	1,484	2,038	—		3,522	310	9/16/2014	2014
Las Cruces, NM	(h)	673	1,949	—		2,622	285	3/21/2014	2014
Midwest City, OK	(h)	259	1,165	—		1,424	177	2/21/2014	2013
Denver, CO	(h)	855	658	—		1,513	94	6/25/2014	1975
San Antonio, TX	(h)	622	832	—		1,454	118	6/4/2014	2014
Wylie, TX	(h)	816	2,690	—		3,506	377	2/10/2015	2014
Camping World:
Pensacola, FL	(h)	2,152	3,831	(1,307)		4,676	19	4/29/2014	2014
Canton Marketplace:
Canton, GA	32,000	8,310	48,667	(56,977)	(i)	—	—	3/28/2013	2009
Carlisle Crossing:
Carlisle, PA	—	4,491	15,817	14		20,322	2,527	9/18/2014	2006
Chase:
Hanover Township, NJ	(h)	2,192	—	—		2,192	—	12/18/2013	2012
Chestnut Square:
Brevard, NC	(h)	425	5,037	(5,462)	(i)	—	—	6/7/2013	2008
Chick-fil-A:
Dickson City, PA	—	1,113	7,946	(7,817)		1,242	194	6/30/2014	2013
Costco:
Tallahassee, FL	5,146	9,497	—	—		9,497	—	12/11/2012	2006
Cottonwood Commons:
Albuquerque, NM	19,250	4,986	28,881	196		34,063	4,928	7/19/2013	2013
Coventry Crossing:
Coventry, RI	6,000	3,462	5,899	(2,291)		7,070	—	9/12/2013	2008
Crosspoint:
Hagerstown, MD	(h)	12,285	14,359	(1,024)		25,620	2,522	9/30/2014	2000
Crossroads Annex:
Lafayette, LA	(h)	1,659	7,091	(8,750)	(i)	—	—	12/4/2013	2013
Crossroads Commons:
Plover, WI	(h)	1,000	4,515	(5,515)	(i)	—	—	12/10/2013	2012
CVS:
Arnold, MO	(h)	2,043	2,367	—		4,410	368	12/13/2013	2013
Asheville, NC	(h)	1,108	1,084	—		2,192	220	4/26/2012	1998
Austin, TX	(h)	1,076	3,475	—		4,551	537	12/13/2013	2013

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2019	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
CVS (continued):
Bloomington, IN	(h)	$1,620	$2,957	$—	$4,577	$460	12/13/2013	2012
Blue Springs, MO	(h)	395	2,722	—	3,117	423	12/13/2013	2013
Bridgeton, MO	(h)	2,056	2,362	—	4,418	367	12/13/2013	2013
Charleston, SC	(h)	869	1,009	—	1,878	205	4/26/2012	1998
Chesapeake, VA	(h)	1,044	3,053	—	4,097	484	12/13/2013	2013
Chicago, IL	(h)	1,832	4,255	—	6,087	722	3/20/2013	2008
Cicero, IN	(h)	487	3,099	—	3,586	481	12/13/2013	2013
Corpus Christi, TX	(h)	648	2,557	—	3,205	501	4/19/2012	1998
Danville, IN	(h)	424	2,105	76	2,605	312	7/16/2014	1998
Eminence, KY	(h)	872	2,511	—	3,383	385	12/13/2013	2013
Goose Creek, SC	(h)	1,022	1,980	—	3,002	305	12/13/2013	2013
Greenwood, IN	(h)	912	3,549	61	4,522	580	7/11/2013	1999
Hanover Township, NJ	(h)	4,746	—	—	4,746	—	12/18/2013	2012
Hazlet, NJ	(h)	3,047	3,610	—	6,657	558	12/13/2013	2013
Honesdale, PA	(h)	1,206	3,342	—	4,548	532	12/13/2013	2013
Independence, MO	(h)	359	2,242	—	2,601	349	12/13/2013	2013
Indianapolis, IN	(h)	1,110	2,484	—	3,594	386	12/13/2013	2013
Irving, TX	(h)	745	3,034	—	3,779	562	10/5/2012	2000
Janesville, WI	(h)	736	2,545	—	3,281	395	12/13/2013	2013
Katy, TX	(h)	1,149	2,462	—	3,611	374	12/13/2013	2013
Lincoln, NE	(h)	2,534	3,014	—	5,548	467	12/13/2013	2013
London, KY	(h)	1,445	2,661	—	4,106	431	9/10/2013	2013
Middletown, NY	(h)	665	5,483	—	6,148	840	12/13/2013	2013
North Wilkesboro, NC	(h)	332	2,369	73	2,774	373	10/25/2013	1999
Poplar Bluff, MO	(h)	1,861	2,211	—	4,072	345	12/13/2013	2013
Salem, NH	(h)	3,456	2,351	—	5,807	362	11/18/2013	2013
San Antonio, TX	(h)	1,893	1,848	—	3,741	291	12/13/2013	2013
Sand Springs, OK	(h)	1,765	2,283	—	4,048	357	12/13/2013	2013
Santa Fe, NM	(h)	2,243	4,619	—	6,862	706	12/13/2013	2013
Sedalia, MO	(h)	466	2,318	—	2,784	361	12/13/2013	2013
St. John, MO	(h)	1,546	2,601	—	4,147	404	12/13/2013	2013
Temple Hills, MD	(h)	1,817	2,989	—	4,806	476	9/30/2013	2001
Vineland, NJ	(h)	813	2,926	—	3,739	469	12/13/2013	2010
Waynesboro, VA	(h)	986	2,708	—	3,694	421	12/13/2013	2013
West Monroe, LA	(h)	1,738	2,136	—	3,874	334	12/13/2013	2013
Darien Towne Center:
Darien, IL	(h)	6,718	11,951	915	19,584	2,713	12/17/2013	1994
Decatur Commons:
Decatur, AL	$7,000	2,478	9,333	861	12,672	1,773	7/10/2013	2004
Dick’s PetSmart Center:
Oshkosh, WI	(h)	1,445	6,599	(1,667)	6,377	—	9/23/2016	2015
Dick’s Sporting Goods:
Oklahoma City, OK	5,858	685	10,587	—	11,272	2,077	12/31/2012	2012
Dollar General:
Akron, OH	(h)	112	1,099	—	1,211	190	11/1/2013	2013

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company				Gross Amount at
			Buildings,	Total		Which Carried	Accumulated
			Fixtures and	Adjustment		At December 31, 2019	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)		(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Dollar General (continued):
Buffalo, NY	(h)	$122	$1,099	$—		$1,221	$148	12/5/2014	2014
Columbus, OH	(h)	279	1,248	—		1,527	216	11/7/2013	2013
Des Moines, IA	(h)	166	943	—		1,109	162	8/9/2013	2012
Houston, TX	(h)	255	1,393	—		1,648	223	10/18/2013	2013
Kansas City, MO	(h)	283	1,068	—		1,351	178	10/18/2013	2013
Kansas City, MO	(h)	233	1,054	—		1,287	174	11/1/2013	2013
Lamesa, TX	(h)	75	803	(878)	(i)	—	—	7/31/2014	2014
Lansing, MI	(h)	232	939	—		1,171	133	6/25/2014	2014
Leicester, NC	(h)	134	800	(934)	(i)	—	—	6/17/2013	2013
Mission, TX	(h)	182	858	—		1,040	123	9/5/2014	2014
Mobile, AL	(h)	410	1,059	—		1,469	190	6/17/2013	2013
Nashville, MI	(h)	103	1,255	(1,358)	(i)	—	—	1/24/2014	2013
Parchment, MI	(h)	168	1,162	—		1,330	164	6/25/2014	2014
Pueblo, CO	(h)	144	909	—		1,053	163	1/4/2013	2012
Ravenna, MI	(h)	199	958	(1,157)	(i)	—	—	1/24/2014	2013
Romulus, MI	(h)	274	1,171	—		1,445	174	3/7/2014	2013
Russell, KS	(h)	54	899	(953)	(i)	—	—	8/5/2014	2014
Shelby, MI	(h)	128	1,033	(1,161)	(i)	—	—	1/24/2014	2013
Spring, TX	(h)	277	1,132	—		1,409	183	9/30/2013	2013
Springfield, IL	(h)	205	934	—		1,139	129	9/17/2014	2014
St. Louis, MO	(h)	229	1,102	—		1,331	178	12/31/2013	2013
St. Louis, MO	(h)	240	1,118	—		1,358	178	1/15/2014	2013
Weslaco, TX	(h)	141	848	—		989	121	9/5/2014	2014
East Manchester Village Center:
Manchester, PA	$8,300	2,517	12,672	233		15,422	2,117	12/19/2013	2009
East West Commons:
Austell, GA	13,000	10,094	16,034	3,943		30,071	2,822	9/30/2014	2002
Evergreen Marketplace:
Evergreen Park, IL	(h)	2,823	6,239	—		9,062	1,283	9/6/2013	2013
Family Dollar:
Adelanto, GA	(h)	463	1,711	—		2,174	230	11/14/2014	2014
Bessemer, AL	(h)	201	1,043	—		1,244	168	12/27/2013	2013
Birmingham, AL	(h)	500	831	—		1,331	136	12/27/2013	2013
Brooksville, FL	(h)	206	791	—		997	129	12/18/2013	2013
Cathedral City, CA	(h)	658	1,908	—		2,566	265	9/19/2014	2014
Cheyenne, WY	(h)	148	986	—		1,134	150	4/23/2014	2014
Coachella, CA	(h)	450	1,634	—		2,084	251	2/19/2014	2013
Empire, CA	(h)	239	1,527	—		1,766	221	6/27/2014	2014
Ft. Lauderdale, FL	(h)	443	1,361	—		1,804	210	12/18/2013	2013
Fresno, CA	(h)	488	1,553	—		2,041	241	2/19/2014	2013
Holtville, CA	(h)	317	1,609	—		1,926	247	2/19/2014	2013
Indio, CA	(h)	393	1,636	—		2,029	236	6/25/2014	2014
Irvington, AL	(h)	217	814	—		1,031	135	12/27/2013	2013
Jay, FL	(h)	190	1,002	—		1,192	167	2/25/2014	2013
Jonesboro, GA	(h)	297	1,098	—		1,395	173	2/14/2014	2013

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2019	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Family Dollar (continued):
Kissimmee, FL	(h)	$622	$1,226	$—	$1,848	$178	8/27/2014	2014
LaBelle, FL	(h)	268	1,037	—	1,305	170	2/28/2014	2014
Lake Elsinor, CA	(h)	417	1,682	—	2,099	254	3/3/2014	2013
Lakeland, FL	(h)	353	937	—	1,290	141	6/30/2014	2014
Little Rock, CA	(h)	499	1,730	—	2,229	221	2/19/2015	2014
Melbourne, FL	(h)	362	883	—	1,245	139	2/28/2014	2014
Oshkosh, WI	(h)	361	815	—	1,176	129	2/25/2014	2013
Palmdale, CA	(h)	372	1,822	—	2,194	227	3/30/2015	2014
Pensacola, FL	(h)	509	791	—	1,300	125	3/27/2014	2014
Pine Lake, GA	(h)	639	897	—	1,536	132	8/26/2014	2014
Riverside, CA	(h)	736	1,558	—	2,294	233	4/4/2014	2014
San Jacinto, CA	(h)	430	1,682	—	2,112	239	7/18/2014	2014
Statesboro, GA	(h)	347	800	—	1,147	129	2/14/2014	2013
Stockton, CA	(h)	202	1,817	—	2,019	250	9/19/2014	2014
Taft, CA	(h)	255	1,422	—	1,677	238	8/23/2013	2013
Tampa, FL	(h)	563	737	—	1,300	121	12/18/2013	2013
Tampa, FL	(h)	482	920	—	1,402	149	12/18/2013	2013
Terra Bella, CA	(h)	332	1,394	—	1,726	215	2/19/2014	2013
Tuscaloosa, AL	(h)	534	817	—	1,351	135	12/27/2013	2013
Flower Foods:
Orlando, FL	(h)	418	387	—	805	54	9/11/2014	2013
Waldorf, MD	(h)	398	1,045	—	1,443	163	9/11/2014	2013
Food 4 Less:
Atwater, CA	(h)	1,383	5,271	—	6,654	919	11/27/2013	2002
Fountain Square:
Brookfield, WI	(h)	6,508	28,634	25	35,167	2,760	1/17/2017	2006
Fourth Creek Landing:
Statesville, NC	(h)	1,375	7,795	—	9,170	1,809	3/26/2013	2012
Fresenius Medical Care:
West Plains, MI	(h)	557	3,097	—	3,654	439	7/2/2014	2014
Fresh Market Center:
Glen Ellyn, IL	$4,750	2,767	6,403	(3,493)	5,677	26	9/30/2014	2014
Fresh Thyme:
Indianapolis, IN	(h)	1,087	6,019	—	7,106	914	10/31/2014	2014
Northville, MI	(h)	1,598	7,796	—	9,394	877	12/21/2015	2015
Fresh Thyme & DSW:
Fort Wayne, IN	(h)	1,740	4,153	612	6,505	693	9/30/2014	1985
Giant Eagle:
Seven Fields, PA	7,530	1,574	13,659	—	15,233	1,991	5/7/2014	2005
Harbor Town Center:
Manitowoc, WI	9,750	3,568	13,209	(1,799)	14,978	436	4/24/2015	2005
Haverty Furniture:
Midland, TX	(h)	709	1,294	—	2,003	332	8/7/2013	2012
HEB Center:
Waxahachie, TX	7,000	3,465	7,952	273	11,690	1,609	6/27/2012	1997

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company				Gross Amount at
			Buildings,	Total		Which Carried	Accumulated
			Fixtures and	Adjustment		At December 31, 2019	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)		(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Hickory Flat Commons:
Canton, GA	$9,850	$4,482	$13,174	$164		$17,820	$2,574	12/18/2012	2008
Hobby Lobby:
Lewisville, TX	(h)	2,184	8,977	—		11,161	1,511	11/26/2013	2013
Home Depot:
Lincoln, NE	(h)	6,339	5,937	—		12,276	673	10/22/2015	1993
North Canton, OH	7,234	2,203	12,012	360		14,575	2,288	12/20/2012	1998
Plainwell, MI	(h)	521	11,905	(12,426)	(i)	—	—	5/16/2013	2002
Inglewood Plaza:
Inglewood, CA	12,700	9,880	14,099	(23,979)	(i)	—	—	9/12/2014	2008
Jewel-Osco
Plainfield, IL	(h)	—	—	11,151		11,151	306	11/14/2018	2001
Kirklands:
Dothan, AL	(h)	486	946	—		1,432	178	8/5/2014	2014
Kohl’s:
Chartlottesville, VA	8,745	3,929	12,280	—		16,209	1,739	7/28/2014	2011
Easton, MD	(h)	2,962	2,661	—		5,623	269	12/2/2015	1992
Kroger:
Shelton, WA	(h)	1,180	11,040	—		12,220	1,830	4/30/2014	1994
Whitehall, OH	4,066	581	6,628	224		7,433	1,167	12/16/2013	1994
Kum & Go:
Conway, AR	(h)	510	2,577	—		3,087	363	6/13/2014	2014
LA Fitness:
Bloomfield Township, MI	(h)	2,287	10,075	—		12,362	1,857	6/21/2013	2008
Columbus, OH	(h)	1,013	6,734	—		7,747	873	4/29/2015	2014
Garland, TX	(h)	2,005	6,861	—		8,866	1,086	12/20/2013	2013
Houston, TX	(h)	5,764	5,994	—		11,758	1,002	9/30/2013	2013
New Lenox, IL	(h)	1,965	6,257	—		8,222	660	12/21/2015	2015
Riverside, CA	(h)	2,557	9,951	—		12,508	1,708	8/2/2013	2010
Lafayette Pavilions:
Lafayette, IN	(h)	7,632	42,497	(50,129)	(i)	—	—	2/6/2015	2006
Logan’s Roadhouse:
Lancaster, TX	(h)	1,203	1,620	—		2,823	317	10/23/2012	2011
Sanford, FL	(h)	1,031	1,807	—		2,838	355	10/23/2012	1999
Troy, OH	(h)	992	1,577	(1,383)		1,186	67	10/23/2012	2011
Lord Salisbury Center:
Salisbury, MD	(h)	6,949	12,179	(19,128)	(i)	—	—	3/11/2016	2005
Lowe’s:
Adrian, MI	(h)	2,604	5,036	30		7,670	1,098	9/27/2013	1996
Alpharetta, GA	12,300	7,979	9,630	403		18,012	1,305	5/29/2015	1998
Asheboro, NC	(h)	1,098	6,722	—		7,820	1,005	6/23/2014	1994
Cincinnati, OH	(h)	14,092	—	—		14,092	—	2/10/2014	2001
Columbia, SC	5,964	3,943	6,353	750		11,046	1,263	9/12/2013	1994
Covington, LA	5,648	10,233	—	—		10,233	—	8/20/2014	2002
Lilburn, GA	12,500	8,817	9,380	385		18,582	1,264	5/29/2015	1999
Mansfield, OH	(h)	873	8,256	26		9,155	1,262	6/12/2014	1992

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company				Gross Amount at
			Buildings,	Total		Which Carried At	Accumulated
			Fixtures and	Adjustment		December 31, 2019	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)		(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Lowe’s (continued):
Marietta, GA	11,000	$7,471	$8,404	$392		$16,267	$1,150	5/29/2015	1997
Oxford, AL	(h)	1,668	7,622	369		9,659	1,564	6/28/2013	1999
Tuscaloosa, AL	(h)	4,908	4,786	9		9,703	849	10/29/2013	1993
Woodstock, GA	11,200	7,316	8,879	392		16,587	1,213	5/29/2015	1997
Zanesville, OH	(h)	2,161	8,375	297		10,833	1,392	12/11/2013	1995
Market Heights Shopping Center:
Harker Heights, TX	47,000	12,888	64,105	(76,993)	(i)	—	—	11/25/2013	2012
Marketplace at the Lakes:
West Covina, CA	—	10,020	8,664	(18,684)	(i)	—	—	9/30/2013	1994
Mattress Firm:
Ashtabula, OH	(h)	301	1,965	—		2,266	215	3/23/2016	2015
Mattress Firm & Aspen Dental:
Vienna, WV	$—	774	2,466	—		3,240	439	9/15/2014	2014
Mattress Firm & Five Guys:
Muskegon, MI	(h)	813	1,766	(284)		2,295	—	8/29/2014	2014
McAlister’s Deli:
Lawton, OK	(h)	805	1,057	—		1,862	165	5/1/2014	2013
McGowin Park:
Mobile, AL	42,765	2,243	69,357	—		71,600	5,984	4/26/2017	2016
Melody Mountain:
Ashland, KY	7,376	1,286	9,879	(1,875)		9,290	—	9/1/2015	2013
Merchants Tire & Auto:
Wake Forest, NC	(h)	782	1,730	—		2,512	195	9/1/2015	2005
Mister Car Wash:
Athens, AL	(h)	383	1,150	—		1,533	76	9/12/2017	2008
Decatur, AL	(h)	257	559	—		816	40	9/12/2017	2005
Decatur, AL	(h)	486	1,253	—		1,739	95	9/12/2017	2014
Decatur, AL	(h)	359	1,152	—		1,511	86	9/12/2017	2007
Hartselle, AL	(h)	360	569	—		929	42	9/12/2017	2007
Madison, AL	(h)	562	1,139	—		1,701	88	9/12/2017	2012
Morganton Heights:
Morganton, NC	22,800	7,032	29,763	30		36,825	5,295	4/29/2015	2013
National Tire & Battery:
Cedar Hill, TX	(h)	469	1,951	—		2,420	352	12/18/2012	2006
Cypress, TX	(h)	910	2,224	—		3,134	269	9/1/2015	2005
Flower Mound, TX	(h)	779	2,449	—		3,228	285	9/1/2015	2005
Fort Worth, TX	(h)	936	1,234	—		2,170	209	8/23/2013	2005
Fort Worth, TX	(h)	730	2,309	—		3,039	268	9/1/2015	2005
Frisco, TX	(h)	844	1,608	—		2,452	271	8/23/2013	2007
Montgomery, IL	(h)	516	2,494	—		3,010	452	1/15/2013	2007
North Richland Hills, TX	(h)	513	2,579	—		3,092	308	9/1/2015	2005
Pasadena, TX	(h)	908	2,307	—		3,215	279	9/1/2015	2005
Pearland, TX	(h)	1,016	2,040	—		3,056	242	9/1/2015	2005
Plano, TX	(h)	1,292	2,197	—		3,489	260	9/1/2015	2005

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company				Gross Amount at
			Buildings,	Total		Which Carried At	Accumulated
			Fixtures and	Adjustment		December 31, 2019	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)		(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
National Tire & Battery (continued):
Tomball, TX	(h)	$838	$2,229	$—		$3,067	$262	9/1/2015	2005
Natural Grocers:
Idaho Falls, ID	(h)	833	2,316	—		3,149	361	2/14/2014	2013
Nordstrom Rack:
Tampa, FL	$6,880	3,371	6,402	242		10,015	1,543	4/16/2012	2010
North Logan Commons:
Loganville, GA	—	4,535	11,826	28		16,389	1,577	9/22/2016	2009
O’Reilly Auto Parts:
Clayton, GA	(h)	501	945	—		1,446	97	1/29/2016	2015
Owensboro Towne Center:
Owensboro, KY	14,027	3,807	16,259	788		20,854	1,968	1/12/2016	1996
Park Place:
Enterprise, AL	(h)	931	8,595	(9,526)	(i)	—	—	8/30/2013	2012
Parkway Centre South:
Grove City, OH	14,250	7,027	18,223	(2,843)		22,407	579	7/15/2016	2005
Pecanland Plaza:
Monroe, LA	(h)	2,206	18,957	(21,163)	(i)	—	—	10/13/2015	2008
PetSmart:
Wilkesboro, NC	(h)	447	1,710	—		2,157	356	4/13/2012	2011
PetSmart/Old Navy:
Reynoldsburg, OH	3,658	1,295	4,077	—		5,372	859	12/14/2012	2012
Pick ’n Save:
Pewaukee, WI	(h)	1,323	6,761	257		8,341	1,101	8/13/2014	1999
Sheboygan, WI	(h)	2,003	10,695	—		12,698	2,059	9/6/2012	2012
South Milwaukee, WI	(h)	1,126	5,706	—		6,832	908	11/6/2013	2005
Plainfield Plaza:
Plainfield, IL	(h)	3,167	14,788	(2,385)		15,570	359	12/3/2015	2002
Plaza San Mateo:
Albuquerque, NM	$—	2,867	11,582	(4,018)		10,431	54	5/2/2014	2014
Popeyes:
Independence, MO	(h)	333	680	—		1,013	98	6/27/2014	2005
Poplar Springs Plaza:
Duncan, SC	5,000	1,862	5,277	478		7,617	1,097	5/24/2013	1995
Raising Cane’s:
Phoenix, AZ	(h)	761	1,972	(2,733)	(i)	—	—	3/28/2014	2011
Rolling Acres Plaza:
Lady Lake, FL	21,930	7,540	26,839	(4,093)		30,286	644	9/1/2016	2005
Ross:
Fort Worth, TX	—	—	—	—		—	—	10/4/2012	1977
Rushmore Crossing:
Rapid City, SD	22,568	7,066	33,019	(40,085)	(i)	—	—	1/2/2014	2012
Rapid City, SD	(h)	883	4,128	(5,011)	(i)	—	—	1/2/2014	2012
Sherwin-Williams:
Macon, GA	(h)	59	659	—		718	81	4/16/2015	2015

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company				Gross Amount at
			Buildings,	Total		Which Carried At	Accumulated
			Fixtures and	Adjustment		December 31, 2019	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)		(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Shippensburg Market Place:
Shippensburg, PA	(h)	$1,917	$9,263	$(3,530)		$7,650	$—	9/18/2014	2002
Shoppes at Stroud:
Stroud Township, PA	(h)	3,754	22,614	(2,220)		24,148	576	10/29/2014	2007
Southwest Plaza:
Springfield, IL	(h)	2,992	48,935	(23,580)		28,347	564	9/18/2014	2003
Spinx:
Simpsonville, SC	(h)	591	969	—		1,560	170	1/24/2013	2012
Springfield Commons:
Springfield, OH	$11,250	3,745	15,049	187		18,981	2,088	5/5/2015	1995
Sprouts:
Bixby, OK	(h)	1,320	7,117	—		8,437	1,184	7/26/2013	2013
Stoneridge Village:
Jefferson City, MO	6,500	1,830	9,351	—		11,181	1,606	6/30/2014	2012
Summerfield Crossing:
Riverview, FL	7,310	6,130	6,753	(1,159)		11,724	175	7/12/2013	2013
Sunbelt Rentals:
Canton, OH	(h)	147	1,679	—		1,826	357	10/24/2013	2013
Sunoco:
Palm Beach Gardens, FL	(h)	1,050	2,667	—		3,717	448	4/12/2013	2009
Palm City, FL	(h)	667	1,698	—		2,365	286	4/12/2013	2011
Palm Springs, FL	(h)	580	1,907	—		2,487	321	4/12/2013	2011
Sebastian, FL	(h)	490	2,128	—		2,618	358	4/12/2013	2009
Titusville, FL	(h)	626	2,534	—		3,160	426	4/12/2013	2009
Sutters Creek:
Rocky Mount, NC	(h)	1,458	2,616	283		4,357	517	1/31/2014	2012
Target Center:
Columbia, SC	5,450	3,234	7,297	(710)		9,821	187	3/31/2014	2012
Terrell Mill Village:
Marietta, GA	7,500	3,079	11,185	(14,264)	(i)	—	—	1/31/2014	2012
TGI Friday’s:
Chesapeake, VA	(h)	1,217	1,388	—		2,605	205	6/27/2014	2003
Wilmington, DE	(h)	1,685	969	—		2,654	146	6/27/2014	1991
The Center at Hobbs Brook:
Sturbridge, MA	21,500	11,241	29,152	928		41,321	3,643	6/29/2016	1999
The Market at Clifty Crossing:
Columbus, IN	(h)	2,669	16,308	113		19,090	4,049	10/31/2014	1989
The Market at Polaris:
Columbus, OH	(h)	11,828	41,702	(32,758)		20,772	460	12/6/2013	2005
The Marquis:
Williamsburg, VA	8,556	2,615	11,406	—		14,021	2,294	9/21/2012	2007
The Plant:
San Jose, CA	123,000	67,596	108,203	450		176,249	21,309	4/15/2013	2008
The Ridge at Turtle Creek:
Hattiesburg, MS	9,900	2,749	12,434	(3,482)		11,701	—	2/27/2015	2011

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company				Gross Amount at
			Buildings,	Total		Which Carried At	Accumulated
			Fixtures and	Adjustment		December 31, 2019	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)		(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Tire Kingdom (continued):
Bluffton, SC	(h)	$645	$1,688	$—		$2,333	$191	9/1/2015	2005
Summerville, SC	(h)	1,208	1,233	—		2,441	144	9/1/2015	2005
Tarpon Springs, FL	(h)	427	1,458	(1,885)	(i)	—	—	11/30/2012	2003
Tire Kingdom & Starbucks:
Mount Pleasant, SC	$2,400	1,291	3,149	(502)		3,938	76	9/1/2015	2005
Tractor Supply:
Ashland, VA	(h)	500	2,696	—		3,196	438	11/22/2013	2013
Augusta, KS	(h)	407	2,315	—		2,722	368	1/10/2014	2013
Cambridge, MN	(h)	807	1,272	28		2,107	298	5/14/2012	2012
Canon City, CO	(h)	597	2,527	—		3,124	450	11/30/2012	2012
Fortuna, CA	(h)	568	3,819	—		4,387	572	6/27/2014	2014
Lumberton, NC	(h)	611	2,007	—		2,618	380	5/24/2013	2013
Marion, IN	(h)	1,536	1,099	—		2,635	189	2/19/2014	2004
Monticello, FL	(h)	448	1,916	—		2,364	360	6/20/2013	2013
South Hill, VA	(h)	630	2,179	—		2,809	386	6/24/2013	2011
Weaverville, NC	(h)	867	3,138	—		4,005	538	9/13/2013	2006
Woodward, OK	(h)	446	1,973	—		2,419	346	11/19/2013	2013
Trader Joe’s:
Asheville, NC	(h)	2,770	3,766	—		6,536	641	10/22/2013	2013
Columbia, SC	(h)	2,308	2,597	—		4,905	518	3/28/2013	2012
Wilmington, NC	(h)	2,016	2,519	—		4,535	546	6/27/2013	2012
Turfway Crossing:
Florence, KY	8,480	2,261	10,323	418		13,002	1,850	5/27/2014	2002
Ulta Salon:
Albany, GA	(h)	441	1,757	—		2,198	266	5/8/2014	2013
Greeley, CO	(h)	596	2,035	—		2,631	260	3/31/2015	2014
United Oil:
Bellflower, CA	(h)	1,246	788	—		2,034	105	9/30/2014	2001
Brea, CA	(h)	2,393	658	—		3,051	87	9/30/2014	1984
El Cajon, CA	(h)	1,533	568	—		2,101	76	9/30/2014	2008
El Cajon, CA	(h)	1,225	368	—		1,593	49	9/30/2014	2000
El Monte, CA	(h)	766	510	—		1,276	68	9/30/2014	1994
Escondido, CA	(h)	3,514	1,062	—		4,576	141	9/30/2014	2002
Glendale, CA	(h)	4,871	795	—		5,666	106	9/30/2014	1999
Inglewood, CA	(h)	1,809	878	—		2,687	117	9/30/2014	1997
La Habra, CA	(h)	1,971	571	—		2,542	76	9/30/2014	2000
Lawndale, CA	(h)	1,462	862	—		2,324	115	9/30/2014	2001
Long Beach, CA	(h)	2,778	883	—		3,661	117	9/30/2014	1972
Los Angeles, CA	(h)	2,334	717	—		3,051	95	9/30/2014	2002
Los Angeles, CA	(h)	3,552	1,242	—		4,794	165	9/30/2014	2002
Los Angeles, CA	(h)	2,745	669	—		3,414	89	9/30/2014	1998
Los Angeles, CA	(h)	3,930	428	—		4,358	57	9/30/2014	2005
Los Angeles, CA	(h)	1,927	1,484	—		3,411	197	9/30/2014	2007
Los Angeles, CA	(h)	2,182	701	—		2,883	93	9/30/2014	1964
Madera, CA	—	1,500	3,804	—		5,304	83	9/27/2019	2018

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company				Gross Amount at
			Buildings,	Total		Which Carried At	Accumulated
			Fixtures and	Adjustment		December 31, 2019	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)		(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
United Oil (continued):
Norco, CA	(h)	$1,852	$1,489	$—		$3,341	$198	9/30/2014	1995
Poway, CA	(h)	3,072	705	—		3,777	94	9/30/2014	1960
San Diego, CA	(h)	2,977	1,448	—		4,425	192	9/30/2014	1984
San Diego, CA	(h)	1,877	883	—		2,760	117	9/30/2014	2006
San Diego, CA	(h)	1,824	382	—		2,206	51	9/30/2014	2006
Santa Clarita, CA	(h)	4,787	733	—		5,520	97	9/30/2014	2001
Sun City, CA	(h)	1,136	1,421	—		2,557	189	9/30/2014	1984
Vista, CA	(h)	2,063	334	—		2,397	44	9/30/2014	1986
Vista, CA	(h)	2,028	418	—		2,446	56	9/30/2014	2010
Whittier, CA	(h)	1,629	985	—		2,614	131	9/30/2014	1997
University Marketplace:
Marion, IN	$—	850	6,722	(1,993)	(i)	5,579	1,099	3/22/2013	2012
Urban Air Adventure Park:
Waukesha, WI	(h)	3,408	12,918	—		16,326	1,728	9/29/2014	2007
Vacant:
Appleton, WI	(h)	895	1,026	—		1,921	128	11/18/2015	2015
Ballard, UT	(h)	334	2,865	(1,392)		1,807	10	3/4/2016	2015
Broken Bow, NE	(h)	244	1,733	—		1,977	282	6/19/2014	2007
Cherokee, IA	(h)	217	3,326	(1,911)		1,632	9	12/23/2015	2015
Cokato, MN	(h)	358	3,229	(1,768)		1,819	—	12/23/2015	2015
Danville, VA	(h)	274	1,514	(1,062)		726	18	4/29/2014	2014
Georgetown, KY	—	1,048	1,452	(2,500)	(i)	—	—	6/11/2014	2004
Greenville, SC	(h)	672	1,737	(1,406)		1,003	39	6/27/2014	2004
Nampa, ID	(h)	449	2,213	(1,482)		1,180	6	3/31/2014	1972
St. Louis, MO	—	1,254	3,354	(4,608)	(i)	—	—	3/28/2014	1988
Valentine, NE	(h)	395	3,549	(2,403)		1,541	10	6/30/2014	2014
Ventura Place:
Albuquerque, NM	(h)	5,203	7,998	(5,065)		8,136	34	4/29/2015	2008
Village at Hereford Farms:
Grovetown, GA	—	1,222	5,912	(7,134)	(i)	—	—	9/26/2014	2009
Wal-Mart:
Anderson, SC	(h)	2,424	9,719	—		12,143	1,007	11/5/2015	2015
Florence, SC	(h)	2,013	9,225	—		11,238	951	11/5/2015	2015
Perry, GA	7,095	2,270	11,053	—		13,323	2,051	6/4/2013	1999
Summerville, SC	4,300	2,410	2,098	—		4,508	252	9/18/2015	2015
Tallahassee, FL	8,157	14,823	—	—		14,823	—	12/11/2012	2008
York, SC	(h)	1,913	11,410	—		13,323	2,103	6/4/2013	1998
Walgreens:
Austintown, OH	(h)	637	4,173	—		4,810	673	8/19/2013	2002
Chicopee, MA	3,894	2,094	4,945	—		7,039	648	10/23/2014	2008
Connelly Springs, NC	(h)	1,349	3,628	—		4,977	600	8/27/2013	2012
Danville, VA	(h)	989	4,547	—		5,536	857	12/24/2012	2012
Dearborn Heights, MI	(h)	2,236	3,411	—		5,647	569	7/9/2013	2008
East Chicago, IN	(h)	331	5,242	—		5,573	707	8/8/2014	2005
Fort Madison, IA	(h)	514	3,723	—		4,237	604	9/20/2013	2008

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company				Gross Amount at
			Buildings,	Total		Which Carried At	Accumulated
			Fixtures and	Adjustment		December 31, 2019	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)		(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Walgreens (continued):
Hickory, NC	(h)	$1,100	$4,241	$—		$5,341	$757	2/28/2013	2009
Huntsville, AL	$3,273	1,931	2,457	97		4,485	463	3/15/2013	2001
Kannapolis, NC	3,966	1,480	5,031	—		6,511	847	6/12/2013	2012
Las Vegas, NV	(h)	2,325	3,262	70		5,657	539	9/26/2013	1999
Lawton, OK	(h)	860	2,539	106		3,505	426	7/3/2013	1998
Little Rock, AR	(h)	548	4,676	—		5,224	650	6/30/2014	2011
Lubbock, TX	(h)	565	3,257	103		3,925	603	10/11/2012	2000
Lubbock, TX	(h)	531	2,951	102		3,584	542	10/11/2012	1998
Metropolis, IL	(h)	284	4,991	—		5,275	673	8/8/2014	2009
Mobile, AL	(h)	1,603	3,161	—		4,764	508	11/7/2013	2013
Pine Bluff, AR	(h)	248	5,229	—		5,477	848	9/17/2013	2012
Sacramento, CA	(h)	324	2,669	—		2,993	388	6/30/2014	2008
Springfield, IL	(h)	830	3,619	—		4,449	710	5/14/2012	2007
Suffolk, VA	(h)	1,261	3,461	—		4,722	713	5/14/2012	2007
Sun City, AZ	(h)	837	2,484	245		3,566	379	5/6/2014	2000
Tarboro, NC	(h)	755	3,634	—		4,389	501	8/22/2014	2014
Walgreens/KeyBank:
Newburgh, NY	5,000	3,280	5,441	—		8,721	856	9/16/2013	2010
Wallace Commons:
Salisbury, NC	7,590	3,265	8,058	—		11,323	1,473	12/21/2012	2009
Wallace Commons II:
Salisbury, NC	(h)	2,231	8,479	—		10,710	1,400	2/28/2014	2013
Warrenton Highlands:
Warrenton, OR	(h)	2,139	5,774	(7,913)	(i)	—	—	5/29/2013	2011
Waterford South Park:
Clarksville, IN	7,200	2,946	8,564	45		11,555	1,828	4/12/2013	2006
Wendy's:
Grafton, VA	(h)	539	894	—		1,433	130	6/27/2014	1985
Westminster, CO	(h)	596	1,108	—		1,704	160	6/27/2014	1986
West Marine:
Panama City, FL	(h)	676	2,219	—		2,895	329	4/24/2015	2014
Pensacola, FL	(h)	1,107	3,398	—		4,505	494	2/27/2015	2015
Westover Market:
San Antonio, TX	6,200	2,705	7,959	(6,264)		4,400	50	7/10/2013	2013
Winn-Dixie:
Walker, LA	(h)	900	3,909	—		4,809	557	6/27/2014	1999
	$726,262	$796,835	$2,172,782	$(439,306)		$2,530,311	$243,122
____________________________________
(a) As of December 31, 2019, the Company owned 334 retail properties, 59 anchored shopping centers and three industrial and distribution properties.
(b) Consists of capital expenditures and real estate development costs, and impairment charges.
(c) The aggregate cost for federal income tax purposes was $3.1 billion.

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

(d) The following is a reconciliation of total real estate carrying value for the years ended December 31 (in thousands):

	2019	2018	2017
Balance, beginning of period	$4,444,041	$4,564,592	$4,370,629
Additions
Acquisitions	5,305	11,151	261,660
Joint Venture Purchased	—	—	—
Improvements	13,832	6,135	13,708
Adjustment to basis	—	—	—
Total additions	$19,137	$17,286	$275,368
Less: Deductions
Cost of real estate sold	1,448,915	61,891	78,700
Adjustment to basis	—	—	—
Other (including provisions for impairment of real estate assets)	483,952	75,946	2,705
Total deductions	1,932,867	137,837	81,405
Balance, end of period	$2,530,311	$4,444,041	$4,564,592
(e) Gross intangible lease assets of $313.1 million and the associated accumulated amortization of $131.0 million are not reflected in the table above.
(f) The following is a reconciliation of accumulated depreciation for the years ended December 31 (in thousands):

	2019	2018	2017
Balance, beginning of period	$385,245	$334,476	$245,425
Additions
Acquisitions - Depreciation expense for building, acquisitions costs and tenant improvements acquired	73,790	92,998	93,170
Improvements - Depreciation expense for tenant improvements and building equipment	2,352	2,481	1,679
Total additions	$76,142	$95,479	$94,849
Deductions
Cost of real estate sold	144,820	6,901	5,552
Other (including provisions for impairment of real estate assets)	73,445	37,809	246
Total deductions	218,265	44,710	5,798
Balance, end of period	$243,122	$385,245	$334,476
(g) The Company’s assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, buildings are depreciated over 40 years, site improvements are amortized over 15 years and tenant improvements are amortized over the remaining life of the lease or the useful life, whichever is shorter.
(h) Property is included in the Credit Facility’s borrowing base. As of December 31, 2019, the Company had $885.0 million outstanding under the Credit Facility.

(i)	Asset held for sale or partially held for sale as of December 31, 2019.

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE
(in thousands)

							Principal
							Amount of
							Loans Subject
		Final	Periodic		Face	Carrying	to Delinquent
	Interest	Maturity	Payment	Prior	Amount of	Amount of	Principal or
Description	Rate (a)	Date	Terms (b)	Liens	Mortgages	Mortgages	"Interest"

Mezzanine Loans:
Astor — New York, New York	L + 13.85%	5/9/2021	P/I	N/A	$36,334	$37,153	$—
88 Lex — New York, New York	L + 13.85%	5/9/2021	P/I	N/A	23,401	24,033	—
90 Lex — New York, New York	L + 13.85%	5/9/2021	P/I	N/A	14,475	14,854	—
Metro — New York, New York	L + 13.85%	5/9/2021	P/I	N/A	9,505	9,934	—
Astor — New York, New York	L + 7.00%	5/9/2021	P/I	N/A	23,288	23,566	—
88 Lex — New York, New York	L + 7.00%	5/9/2021	P/I	N/A	17,575	17,780	—
90 Lex — New York, New York	L + 7.00%	5/9/2021	P/I	N/A	10,571	10,695	—
Metro — New York, New York	L + 7.00%	5/9/2021	P/I	N/A	7,954	8,046	—
Senior Loans:
Lucero — Austin, Texas	L + 3.50%	10/9/2023	P/I	N/A	40,079	39,759	—
Satellite Place — Duluth, Georgia	L + 3.15%	2/1/2025	P/I	N/A	44,675	44,080	—
Yoo on the Park — Atlanta, Georgia	L + 2.75%	1/9/2024	P/I	N/A	69,500	68,980	—
					$297,357	$298,880	$—
____________________________________
(a) L = one month LIBOR rate.
(b) P/I = principal and interest.
The following table reconciles mortgage loans on real estate for the years ended December 31 (in thousands):

	Year Ended December 31,
	2019	2018
Balance, beginning of period	$89,762	$—
Additions during period:
New loans	217,014	89,295
Capitalized interest	8,546	384
Accretion of fees and other items	2,441	268
Total additions	$228,001	$89,947
Less: Deductions during period:
Collections of principal	(17,186)	—
Deferred fees and other items	(1,697)	(185)
Total deductions	(18,883)	(185)
Balance, end of period	$298,880	$89,762