Form 10-K/A
period 2019-12-31
CIM REAL ESTATE FINANCE TRUST, INC.
filed 2020-04-27
CIK 1498547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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
As of April 17, 2020, there were approximately 312.0 million shares of common stock, par value per share of $0.01, of CIM Real Estate Finance Trust, Inc. outstanding.

EXPLANATORY NOTE
CIM Real Estate Finance Trust, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2019, originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2020 (the “Original Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference to our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by us within 120 days after the end of the fiscal year covered by the Form 10-K. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.
In accordance with Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have also amended Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from our principal executive officer and principal financial officer. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment No. 1, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.
Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Amendment No. 1 should be read in conjunction with the Original Form 10-K and with our other filings made with the SEC subsequent to the filing of the Original Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors
In accordance with applicable law and our charter and bylaws, the business and affairs of the Company are managed under the direction of our board of directors.  Our board of directors currently consists of eight directors, five of whom are independent directors. Our board of directors has formed three committees: the audit committee; the valuation, compensation and affiliate transactions committee; and the nominating and corporate governance committee.
As of the date of this report, our directors and executive officers, their ages and their positions and offices are as follows:

Name	Age	Position(s)
Richard S. Ressler	61	Chairman of the Board, Chief Executive Officer and President
T. Patrick Duncan	71	Independent Director
Alicia K. Harrison	60	Independent Director
Lawrence S. Jones	73	Independent Director
W. Brian Kretzmer	67	Independent Director
Avraham Shemesh	58	Director
Howard A. Silver	65	Independent Director
Elaine Y. Wong	40	Director
Richard S. Ressler has served as our chief executive officer, president and a director since February 2018, and as the chairman of our board of directors and a member of the nominating and corporate governance committee since August 2018. Mr. Ressler also has served as vice president of CIM Real Estate Finance Management, LLC, f/k/a Cole REIT Management IV, LLC (“CMFT Management”), our external manager, since February 2018. In addition, Mr. Ressler serves or served in the following positions for CCO Group, LLC and its affiliates (collectively, “CCO Group”) and certain other programs sponsored by CCO Group:

Entity	Position(s)	Dates
Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”) and CIM Income NAV, Inc. (“CIM Income NAV”)	Chief executive officer, president and director Chairman of the board	February 2018 – Present August 2018 – Present
Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”)	Director	January 2019 – Present
Cole Credit Property Trust V, Inc. (“CCPT V”)	Director	January 2019 – October 2019
Cole Corporate Income Management II, LLC (“CCI II Management”); Cole Corporate Income Management III, LLC (“CCI III Management”); Cole REIT Management V, LLC (“CCPT V Management”); CIM Income NAV Management, LLC (“CIM Income NAV Management”); CREI Advisors, LLC (“CREI Advisors”); and CCO Group, LLC
	Vice president	February 2018 – Present

Mr. Ressler is the founder and President of Orchard Capital Corp. (“Orchard Capital”), a firm through which Mr. Ressler oversees companies in which Orchard Capital or its affiliates invest. Through his affiliation with Orchard Capital, Mr. Ressler serves in various senior capacities with, among others, CIM Group, LLC (“CIM”), a vertically-integrated owner and operator of real assets, and the indirect parent of our sponsor, manager, dealer manager and property manager; Orchard First Source Asset Management (together with its controlled affiliates, “OFSAM”), a full-service provider of capital and leveraged finance solutions to U.S. corporations; and OCV Management, LLC (“OCV”), an investor, owner and operator of technology companies. Mr. Ressler also serves as a board member for various public and private companies in which Orchard Capital or its affiliates invest, including as chairman of j2 Global, Inc. (NASDAQ: JCOM), director of Presbia PLC (NASDAQ: LENS), and chairman of CIM Commercial Trust Corporation (NASDAQ: CMCT) (“CMCT”), a real estate investment trust that acquires, owns and operates office investments and is operated by affiliates of CIM. Mr. Ressler served as Chairman and CEO of JCOM from 1997 to 2000 and, through an agreement with Orchard Capital, currently serves as its non-executive Chairman. Mr. Ressler has served as a director of LENS since January 2015 and as chairman of CMCT since March 2014. Mr. Ressler co-founded CIM in 1994 and, through an agreement with Orchard Capital, chairs its executive, investment, credit, allocation and asset management committees. Mr. Ressler co-founded the predecessor of OFSAM in 2001 and, through an agreement with Orchard Capital, chairs its executive committee. Mr. Ressler co-founded OCV in 2016 and, through an agreement with Orchard Capital, chairs its executive committee. Prior to founding Orchard Capital, from 1988 until 1994, Mr. Ressler served as Vice Chairman of Brooke Group Limited, the predecessor of Vector Group, Ltd. (NYSE: VGR) and served in various executive capacities at VGR and its subsidiaries. Prior to VGR, Mr. Ressler was with Drexel Burnham Lambert, Inc., where he focused on merger and acquisition transactions and the financing needs of middle-market companies. Mr. Ressler began his career in 1983 with Cravath, Swaine and Moore LLP, working on public offerings, private placements, and merger and acquisition transactions. Mr. Ressler holds a B.A. from Brown University, and J.D. and M.B.A. degrees from Columbia University. Mr. Ressler was selected to serve as a director because of his extensive real estate, business management and finance experience and expertise, in addition to his leadership roles at several public companies, all of which are expected to bring valuable insight to the board of directors.
T. Patrick Duncan has served as an independent director and a member of our audit committee since September 2015, and as a member of our nominating and corporate governance committee and chairman of our valuation, compensation and affiliate transactions committee since August 2018. He previously served as the non-executive chairman of the board of directors from November 2015 until August 2018. Mr. Duncan also served as a member of the board of directors of CIM Income NAV from August 2013 until September 2015. For 27 years, Mr. Duncan served in various roles at USAA Real Estate Company, a private real estate investment company, most recently as its chief executive officer from January 2005 until he retired in May 2013. Mr. Duncan also served as vice chairman of the board of directors of USAA Real Estate Company and as a director of United Lender Services, a USAA company, from his retirement in May 2013 until December 2015. Prior to serving as chief executive officer, Mr. Duncan held the position of senior vice president, real estate operations with USAA Real Estate, with responsibilities that included the direction of all acquisitions, sales, co-investments, build-to-suits, land development capital markets, management and leasing of real estate. Before joining USAA Real Estate in 1986, Mr. Duncan was with Trammell Crow Company in Dallas, Texas with responsibilities as a financial partner of the firm and prior to that, Mr. Duncan was a manager with Deloitte & Touche LLP. Mr. Duncan previously served on the boards of Meridian Industrial Trust, a former New York Stock Exchange-listed REIT, from 1994 to 1998, American Industrial Properties REIT, a former New York Stock Exchange-listed REIT, from 1996 to 2001, and Square Mile Capital Management, LLC, a diversified real estate investment firm, from 2012 to 2014. Mr. Duncan currently serves on the board of the Texas Research and Technology Foundation. Mr. Duncan received a degree from the University of Arizona and is a Certified Public Accountant, Certified Commercial Investment Member, and holds a Texas Real Estate Broker’s License. Mr. Duncan was selected to serve as a director because of his extensive experience as a real estate industry executive with executive investment, capital markets and financial expertise, all of which are expected to bring valuable insight to the board of directors.
Alicia K. Harrison has served as an independent director since June 2016, and as a member of our valuation, compensation and affiliate transactions committee and as chairperson of our nominating and corporate governance committee since August 2018. Previously, Ms. Harrison worked for Wells Fargo & Company and its predecessor banks from 1986 until 2012, when she retired as executive vice president in Commercial Banking.  Her responsibilities at Wells Fargo included positions as area manager and group head for Southwest Regional Commercial Banking Office, manager of the Real Estate Department and integration team member for the Government and Institutional Banking Group, integrating the employees and clients of Wachovia Corporation following its acquisition by Wells Fargo in 2008.  Prior to joining Wells Fargo, Ms. Harrison began her banking career in Houston with a predecessor bank of JPMorgan Chase & Co. (MBank) as a banker in the Energy Division after completing the Commercial Training program.  Ms. Harrison has served on the board of directors and the audit and capital committees of Ryan Companies US, Inc., a national commercial real estate development, design and management company, since May 2012, and as a member of the board of directors and the nominating and governance committee of Independent Bank Group, Inc., a bank holding company (NASDAQ: IBTX), since May 2019. Ms. Harrison is a Life Member of the Arizona State University Sun Angel Foundation, and previously served as a trustee of the Sun Angel Foundation and on the boards of directors of the Fresh Start Women’s Foundation, the Greater Phoenix Economic Council, the Phoenix Art Museum, the Arizona Chapter of the American Red Cross, the Arizona Business Leadership Association and the Arizona Science Center.  Ms. Harrison received a B.S. degree in Finance from Arizona State University and has completed postgraduate courses with the London School of Economics, City of London University Banking and the University of Southern California’s London Graduate School Program.  Ms. Harrison was selected to serve as a director because of her financial services, investment management and real estate experience, all of which are expected to bring valuable insight to our board of directors.
Lawrence S. Jones has served as an independent director and as the chairman of our audit committee since March 2012, and as a member of our valuation, compensation and affiliate transactions committee since August 2018. Mr. Jones served as the managing director of Encore Enterprises, Inc. – Equity Funds, a real estate development company, from August 2008 to

April 2010. Previously, he served as a senior audit partner with PricewaterhouseCoopers LLP from September 1999 to July 2007, where he was the financial services industry leader for the Dallas and Houston markets from September 1999 to July 2006, and the firm’s representative to the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) from 1999 to 2007. Prior to joining PricewaterhouseCoopers LLP, Mr. Jones served from March 1998 to June 1999 as executive vice president and treasurer of Wyndham International, Inc., an upscale and luxury hotel operating company. Mr. Jones began his career in 1972 at Coopers & Lybrand, a predecessor of PricewaterhouseCoopers LLP, and served as the partner in charge of Coopers & Lybrand’s national REIT practice from 1992 until March 1998. From July 1982 to June 1984, Mr. Jones served as a professional accounting fellow with the Office of the Chief Accountant of the SEC in Washington, D.C. Mr. Jones has previously served as a director of the Dallas Arts District Alliance and is currently a member of the Dallas Park and Recreation Board, the National Association of Corporate Directors, NAREIT, the Urban Land Institute (ULI) and the American Institute of Certified Public Accountants. Mr. Jones is a past-president of the Haas School of Business Alumni Association (University of California at Berkeley). He served as an independent director of Moody National REIT I, Inc. from March 2010 to February 2012. Mr. Jones received a B.A. degree in Economics and Corporate Finance from the University of California at Berkeley and a Master’s Degree in Corporate Finance from the UCLA Anderson School of Management. Mr. Jones was selected to serve as a director of our company because of his extensive experience as a certified public accountant and as a real estate industry executive, with strong leadership, management and technical skills, all of which are expected to bring valuable insight to our board of directors.
W. Brian Kretzmer has served as an independent director of our company since February 2018, and as a member of our audit committee and our valuation, compensation and affiliate transactions committee since August 2018. In addition, Mr. Kretzmer serves in the following positions for certain other programs sponsored by CCO Group:

Entity	Position(s)	Dates
CCIT III and CIM Income NAV	Independent director	February 2018 – Present

Mr. Kretzmer currently operates his own consultancy practice and is an investor in several private firms where he serves in multiple capacities. From 1999 to 2006, Mr. Kretzmer was Chief Executive Officer of MAI Systems Corporation (which operated principally through its subsidiary Hotel Information Systems), a provider of enterprise management solutions for lodging organizations. He also served as Chief Financial Officer of MAI Systems Corporation from 1993 to 1996 and 1999 to 2000. Mr. Kretzmer is a thirty-year veteran in technology industries. Mr. Kretzmer has also served as a director of j2 Global, Inc. since July 2007. Mr. Kretzmer holds a B.A. from Montclair State University and an M.B.A. from Farleigh Dickinson University. Mr. Kretzmer was selected to serve as a director because of his extensive operational and financial perspective and accounting expertise, in addition to his leadership roles at MAI Systems Corporation, all of which are expected to bring valuable insight to the board of directors.
Avraham Shemesh has served as a director since March 2019. Mr. Shemesh has also served as president and treasurer of CMFT Management since February 2018. In addition, Mr. Shemesh serves in the following positions for CCO Group and certain other programs sponsored by CCO Group:

Entity	Position(s)	Dates
CCIT II	Chief executive officer, president and director Chairman of the board	February 2018 – Present August 2018 – Present
CCPT V	Chief executive officer and president Director Chairman of the board	February 2018 – Present March 2018 – Present August 2018 – Present
CIM Income NAV and CCIT III	Director	January 2019 – Present
CCPT V Management; CCI II Management; CCI III Management; CIM Income NAV Management; CCO Group, LLC; and CREI Advisors	President and treasurer	February 2018 – Present
Mr. Shemesh is a Co-Founder and Principal of CIM, with more than 25 years of active real estate, infrastructure and lending experience. Since co-founding CIM in 1994, Mr. Shemesh has been instrumental in building the firm’s real estate, infrastructure and debt platforms. He serves on CIM’s Investment and Real Assets Management Committees, providing guidance on the diverse opportunities available across CIM’s various platforms. Mr. Shemesh is responsible for CIM’s long-time relationships with strategic institutions and oversees teams essential to acquisitions, portfolio management and internal and external communication. Since March 2014, Mr. Shemesh also has served as a director of CMCT, a real estate investment trust that acquires, owns and operates office investments and is operated by affiliates of CIM. Prior to CIM, Mr. Shemesh was involved in a number of successful entrepreneurial real estate activities, including co-founding Dekel Development, which developed a wide variety of commercial and multifamily properties in Los Angeles. Mr. Shemesh was selected to serve as a director because of his significant experience with the real estate acquisition process and strategic planning as a result of his experience with CIM, including as Co-Founder thereof, as well as his leadership roles at CIM and CMCT, all of which are expected to bring valuable insight to the board of directors.
Howard A. Silver has served as an independent director and a member of our audit committee and our valuation, compensation and affiliate transactions committee since October 2019. He has also served as an independent director and the chairman of the audit committee of CCIT III since July 2016 and as a member of its valuation, compensation and affiliate transactions committee since August 2018. From 1994 until 2007, Mr. Silver held various positions with Equity Inns, Inc., a publicly listed hospitality REIT on the New York Stock Exchange, including chief executive officer, president, chief financial officer, chief operating officer and secretary. Until the sale of Equity Inns to Whitehall Global Real Estate Funds in October 2007, Equity Inns was the largest hotel REIT focused on the upscale extended stay, all suite and midscale limited service segments of the hotel industry. From 1992 until 1994, Mr. Silver served as chief financial officer of Alabaster Originals, L.P., a fashion jewelry wholesaler. Prior to joining Equity Inns, Mr. Silver was employed by Ernst & Young LLP from 1987 to 1992 and by PricewaterhouseCoopers LLP from 1978 to 1985, both global accounting firms. Mr. Silver has served as a member of the board of directors of Education Realty Trust, Inc. (NYSE: EDR), a publicly listed collegiate housing REIT, since 2010 and currently serves as its lead independent director. Mr. Silver has also served as a member of the board of directors and chairman of the audit committee of Jernigan Capital, Inc. (NYSE: JCAP), a publicly listed mortgage REIT focused on lending to self-storage facilities, since April 2015. From January 2014 until the sale of the company in January 2016, he served as a member of the board of directors and as chairman of the audit committee of Landmark Apartment Trust, Inc., a publicly registered, non-listed multifamily REIT, and, from its inception in 2004 through the sale of the company in November 2013, he served as a member of the board of directors and chairman of the audit committee of CapLease, Inc. (NYSE: LSE), a publicly listed net lease REIT. From 2004 until the sale of the company in May 2012, Mr. Silver also served as a member of the board of directors of Great Wolf Resorts, Inc. (NASDAQ: WOLF), a publicly listed family entertainment resort company. Mr. Silver graduated cum laude from the University of Memphis with a B.S. in Accountancy and has been a Certified Public Accountant since 1980. Mr. Silver was selected to serve as a director because of his extensive experience in the real estate industry and accounting, which is expected to bring valuable insight to our board of directors.
Elaine Y. Wong has served as a director since October 2019. In addition, since October 2019, Ms. Wong has also served as a director of CCIT II, CCPT V and CIM Income NAV. Ms. Wong has served as a Principal of CIM and a member of its Investment Committee since February 2015, and as CIM’s Head of Marketing & Communications since May 2018. From February 2015 to April 2018, Ms. Wong served as CIM’s Global Head of Partner & Co-Investor Relations. She served at CIM from February 2012 to January 2015 as 1st Vice President, Global Head of Fundraising and Investor Relations, from February 2010 to January 2012 as Vice President, Fundraising & Investor Relations, and from April 2007 to January 2010 as Associate, Investor Relations. Prior to joining CIM, Ms. Wong served from May 2005 to March 2007 as an Associate at Perry Capital, LLC, and from July 2001 to April 2005 as an Analyst, and then Associate in the Equities Division, Financial and Strategic Management, of Goldman Sachs & Co. Ms. Wong received her Bachelor of Science degree in Accounting and Finance from New York University, Leonard N. Stern School of Business. Ms. Wong was selected to serve as a director because of her experience as a principal of CIM Group and her expertise in investor relations, marketing and communications strategy, as well as her background leading CIM’s fundraising efforts, all of which are expected to bring valuable insight to the board of directors.
Board Meetings and Annual Stockholder Meeting
The board of directors held four meetings during the fiscal year ended December 31, 2019. Each director attended all of the meetings of our board of directors, and all of the meetings of the committees on which he or she served, held during the period for which he or she served as a director during the fiscal year ended December 31, 2019. Although we do not have a formal policy regarding attendance by members of our board of directors at our Annual Meeting of Stockholders, we encourage all of our directors to attend. All of our directors serving at the time of our 2019 Annual Meeting of Stockholders attended our 2019 Annual Meeting of Stockholders either in person or by telephone.
Independence
Under the listing standards of either the New York Stock Exchange (the “NYSE”) and the NASDAQ Global Market (“NASDAQ”), upon a listing of our common stock, at least a majority of the Company’s directors would be required to qualify as “independent” as affirmatively determined by the board. Although our shares are not listed for trading on the NYSE or NASDAQ, after review of all relevant transactions or relationships between each director, or any of his or her family members, and the Company, our senior management and our independent registered public accounting firm, the board has determined that Messrs. Jones, Duncan, Kretzmer and Silver and Ms. Harrison, who comprise a majority of our board, meet the current independence and qualifications requirements of the NYSE and NASDAQ.

Board Committees
The board of directors has established a committee structure that includes an audit committee, a valuation, compensation and affiliate transactions committee and a nominating and corporate governance committee. The audit committee and valuation, compensation and affiliate transactions committee are each comprised solely of independent directors, and a majority of the members of the nominating and corporate governance committee are independent directors.
Audit Committee
The audit committee is comprised of Messrs. Jones, Duncan, Kretzmer and Silver, all of whom are independent directors. Mr. Jones serves as the chairman of the audit committee. The audit committee reports regularly to the full board. The audit committee meets periodically during the year, usually in conjunction with regular meetings of the board. The audit committee, by approval of at least a majority of the members, selects the independent registered public accounting firm to audit our annual financial statements, reviews with the independent registered public accounting firm the plans and results of the audit engagement, approves the audit and non-audit services provided by the independent registered public accounting firm, reviews the independence of the independent registered public accounting firm, considers the range of audit and non-audit fees and reviews the adequacy of our internal accounting controls. Our board of directors has adopted a charter for the audit committee that sets forth its specific functions and responsibilities. The audit committee charter can be located on our sponsor’s website at www.cimgroup.com/investment-strategies/individual/managed-reit-corporate-governance by clicking on “CMFT.”
Although our shares are not listed for trading on any national securities exchange, all members of the audit committee meet the current independence and qualifications requirements of the NYSE and NASDAQ, as well as the applicable rules and regulations of the SEC. While each member of the audit committee has significant financial and/or accounting experience, the board of directors has determined that Messrs. Jones, Kretzmer and Silver satisfy the SEC’s requirements for an “audit committee financial expert” and has designated Messrs. Jones, Kretzmer and Silver as our audit committee financial experts. The audit committee met four times during 2019.
Valuation, Compensation and Affiliate Transactions Committee
The valuation, compensation and affiliate transactions committee is comprised solely of our independent directors, Messrs. Duncan, Jones, Kretzmer and Silver and Ms. Harrison. Mr. Duncan serves as the chairman of the committee. The committee met three times during 2019. Our board of directors has adopted a charter for the valuation, compensation and affiliate transactions committee that sets forth its specific functions and responsibilities. The charter of the valuation, compensation and affiliate transactions committee is available on our sponsor’s website at www.cimgroup.com/investment-strategies/individual/managed-reit-corporate-governance by clicking on “CMFT.”
The primary purposes of the committee are to: (1) assist the board in satisfying its obligations to determine and provide the fair value of assets of the Company and the determination of the net asset value (“NAV”) per share of the common stock of the Company to comply with all applicable SEC, state and Financial Industry Regulatory Authority requirements; (2) oversee the Company’s compensation programs, including plans and programs relating to cash compensation, incentive compensation, equity-based awards and other benefits and perquisites and to administer any such plans or programs as required by the terms thereof; (3) periodically review the performance of CMFT Management and determine whether compensation paid to it is reasonable in relation to the nature and quality of services performed and the investment performance of the Company, and that the provisions of the management agreement are being carried out by the manager; (4) consider for approval any other agreements and transactions between the Company and/or its subsidiaries on the one hand and any of (i) the manager, (ii) CIM and/or its subsidiaries, (iii) a director or officer of the Company, or (iv) an affiliate of the foregoing, on the other hand; and (5) consider the approval of all other matters required to be approved by the independent directors. Notwithstanding the scope of the committee’s responsibilities under the charter with respect to compensation matters, our executive officers, including our principal financial officer, and non-independent directors do not receive compensation directly from us for services rendered to us, and we do not pay any compensation directly to our executive officers or non-independent directors.

Nominating and Corporate Governance Committee
The nominating and corporate governance committee consists of three directors, Ms. Harrison and Messrs. Duncan and Ressler, with Ms. Harrison serving as the chairperson of the committee. A majority of the members of the nominating and corporate governance committee are independent directors; Mr. Ressler, our chief executive officer and president, is the sole non-independent director serving on the nominating and corporate governance committee. The committee met three times during 2019. Our board of directors has adopted a charter for the nominating and corporate governance committee that sets forth its specific functions and responsibilities. The charter of the nominating and corporate governance committee is available on our sponsor’s website at www.cimgroup.com/investment-strategies/individual/managed-reit-corporate-governance by clicking on “CMFT.”
The primary purposes of the nominating and corporate governance committee are to: (1) at the request of the board of directors, review and make recommendations to the board of directors regarding the size, structure and composition of the board of directors and its committees; (2) establish criteria for the selection of directors to serve on the board; (3) identify and evaluate individuals believed to be qualified to become board members, including persons suggested by the Company’s stockholders or others on a substantially similar basis as it considers other nominees, and conduct appropriate inquiries into the independence, background and qualifications of such possible candidates; (4) recommend prospective candidates to the board for nomination by the board at each annual meeting of the stockholders or any special meeting of the stockholders at which directors are to be elected, and for any vacancies or newly created directorships on the board of directors; (5) make recommendations to the board of directors regarding members to serve on committees of the board of directors, taking into account the experience and expertise of each individual director; (6) review on an annual basis the Company’s codes of ethics for independent directors and the principal executive officer and senior financial officers, respectively, as well as such other governance documents and policies that may be adopted by the Company from time to time; and (7) advise and make recommendations to the board of directors on corporate governance and all matters pertaining to the role of the board of directors and the practices and the performance of its directors.
The nominating and corporate governance committee and the board of directors annually review the appropriate experience, skills and characteristics required of board members in the context of the then-current membership of the board, with the objective of assembling a group that can best perpetuate the success of the business and represent stockholder interests through the exercise of sound judgment using its diversity of experience in a variety of areas. This assessment includes, in the context of the perceived needs of the board at that time, issues of knowledge, experience, judgment and skills such as an understanding of the real estate industry or brokerage industry or accounting or financial management expertise. Other considerations include the candidate’s independence from conflicts of interest with the Company and the ability of the candidate to attend board meetings regularly and to devote an appropriate amount of effort in preparation for those meetings.
Historically, our board of directors has solicited candidate recommendations from its own members and management of the Company. The Company has not employed and does not currently employ or pay a fee to any third party to identify or evaluate, or assist in identifying or evaluating, potential director nominees, although we are not prohibited from doing so if we determine such action to be in the best interests of the Company. Our nominating and corporate governance committee and board of directors also will consider recommendations made by stockholders for director nominees who meet the established director criteria set forth above. In evaluating the persons recommended as potential directors, our nominating and corporate governance committee and board of directors will consider each candidate without regard to the source of the recommendation and take into account those factors that our board of directors determines are relevant. Stockholders may directly nominate potential directors (without the recommendation of our board of directors) by satisfying the procedural requirements for such nomination as provided in Article II, Section 11 of our bylaws.
In considering possible candidates for election as a director, the nominating and corporate governance committee and the board of directors are guided by the principles that each director should (i) be an individual of high character and integrity; (ii) be accomplished in his or her respective field, with superior credentials and recognition; (iii) have relevant expertise and experience upon which to base advice and guidance to management in the conduct of our real estate investment and management activities; (iv) have sufficient time available to devote to our affairs; and (v) represent the long-term interests of our stockholders as a whole. Our nominating and corporate governance committee and board of directors may also consider an assessment of its diversity, including factors such as, but not limited to, age, geography, gender and ethnicity. While we do not have a formal diversity policy, we believe that the backgrounds and qualifications of our directors, considered as a group, should provide a significant composite mix of experience, knowledge and abilities that will allow our board of directors to fulfill its responsibilities.

Communication with Directors
We have established procedures for stockholders or other interested parties to communicate directly with our board of directors. Such parties can contact the board by mail at: Chairman of the Board of Directors of CIM Real Estate Finance Trust, Inc., c/o Corporate Secretary, 2398 East Camelback Road, 4th Floor, Phoenix, Arizona 85016.
The chairman of the board of directors will receive all communications made by these means, and will distribute such communications to such member or members of our board of directors as he deems appropriate, depending on the facts and circumstances outlined in the communication received.
Board Leadership Structure
Richard S. Ressler serves as both the chairman of our board of directors and our chief executive officer. In addition, all of the independent directors are members of the valuation, compensation and affiliate transactions committee, which is chaired by Mr. Duncan, our former chairman, and considers matters for which the oversight of our independent directors is key, including matters relating to the valuation of the Company’s common stock, review of the performance and fees paid to the manager, and review and approval of any transactions with affiliates.
Our board of directors has the authority to select the leadership structure it considers appropriate, considering many factors including the specific needs of our business and what is in the best interests of our stockholders. The independent directors have determined that the most effective board of directors leadership structure for the Company at the present time is for the chief executive officer to also serve as chairman of the board of directors. The independent directors believe that, because the chief executive officer is ultimately responsible for the day-to-day operation of the Company and for executing the Company’s strategy, and because the performance of the Company is an integral part of board deliberations, the chief executive officer is the director best qualified to act as chairman of the board of directors.
The board of directors retains the authority to modify this structure to best address the Company’s unique circumstances, and to advance the best interests of all stockholders, as and when appropriate. The board of directors believes that the current board leadership structure is the most appropriate at this time, given the specific characteristics and circumstances of the Company. With the assistance of the nominating and corporate governance committee, the board of directors will continue to monitor the corporate governance practices of the Company, including the leadership structure of its board of directors.
In addition, although we do not have a lead independent director, in light of the function and make-up of the valuation, compensation and affiliate transactions committee, and for the reasons further set forth below, the board of directors believes that its current corporate governance practices achieve independent oversight and management accountability. Our governance practices provide for strong independent leadership, independent discussion among directors and for independent evaluation of and communication with our executive officers, as well as the officers and key personnel of our manager. Some of the relevant processes and other corporate governance practices include:

•
A majority of our directors are independent directors. Each director is an equal participant in decisions made by the full board of directors. In addition, all matters that relate to our sponsor, our manager or any of their affiliates must be approved by a majority of the independent directors. The audit committee and the valuation, compensation and affiliate transactions committee are comprised entirely of independent directors.

•	Each of our directors is elected annually by our stockholders.

•
The board of directors can decline to renew the management agreement with our external manager upon the affirmative vote of two-thirds (2/3) of the independent directors that (1) there has been unsatisfactory performance by the manager that is materially detrimental to the Company or (2) the management fees payable to the manager are not fair.

The Board’s Role in Risk Oversight
The board of directors oversees our stockholders’ interest in the long-term health and the overall success of the Company and its financial strength.
The board of directors is actively involved in overseeing risk management for the Company. It does so, in part, through its oversight of our property acquisitions and assumptions of debt, as well as its oversight of our Company’s executive officers and our manager. In particular, the board of directors is responsible for evaluating the performance of the manager, and may decline to renew the management agreement with our external manager upon the affirmative vote of two-thirds (2/3) of the independent directors that (1) there has been unsatisfactory performance by the manager that is materially detrimental to the Company or (2) the management fees payable to the manager are not fair.
In addition, the audit committee is responsible for assisting the board of directors in overseeing the Company’s management of risks related to financial reporting. The audit committee has general responsibility for overseeing the accounting and financial processes of the Company, including oversight of the integrity of the Company’s financial statements, the Company’s compliance with legal and regulatory requirements and the adequacy of the Company’s internal control over financial reporting. In addition, we have adopted policies and procedures with respect to complaints related to accounting, internal accounting controls or auditing matters, which enables anonymous and confidential submission of complaints that the audit committee shall discuss with management. Further, in connection with the annual audit of the Company’s financial statements, the audit committee conducts a detailed review with the Company’s independent auditors of the accounting policies used by the Company and its financial statement presentation.
Code of Business Conduct and Ethics
Our board of directors has adopted a Code of Ethics for Principal Executive Officer and Senior Financial Officers (the “Code of Business Conduct and Ethics”) that is applicable to our principal executive officer, principal financial officer and principal accounting officer. The policy may be located on our sponsor’s website at www.cimgroup.com/investment-strategies/individual/managed-reit-corporate-governance by clicking on “CMFT.”
If, in the future, we amend, modify or waive a provision in the Code of Business Conduct and Ethics, we may, rather than filing a Current Report on Form 8-K, satisfy the disclosure requirement by posting such information on our sponsor’s website as necessary.

ITEM 11.	EXECUTIVE COMPENSATION
Compensation of Directors
Summary
Directors who are also officers or employees of the Company, our manager or their affiliates (Messrs. Ressler and Shemesh and Ms. Wong) do not receive any special or additional remuneration for service on the board of directors or any of its committees. Each independent director receives compensation for service on the board of directors and any of its committees as provided below:

•	an annual board membership retainer of $90,000; and

•	an additional annual retainer for each committee on which a director serves equal to $25,000 for the committee chair and $15,000 for other members of the committee.
Each director’s aggregate annual board compensation will be paid 75% in cash (in four quarterly installments) and 25% will be paid in the form of an annual grant of restricted shares of common stock based on the then-current per share NAV at the time of grant pursuant to the CIM Real Estate Finance Trust, Inc. 2018 Equity Incentive Plan (the “Equity Plan”), as further described below. Restricted stock grants issued pursuant to the Equity Plan will generally vest one year from the date of the grant. In addition, all directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors.

Director Compensation Table
The following table sets forth certain information with respect to our director compensation during the fiscal year ended December 31, 2019:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total Compensation ($)
T. Patrick Duncan	$108,750	$36,250	$—	$—	$145,000
Alicia K. Harrison	$97,500	$32,500	$—	$—	$130,000
Lawrence S. Jones	$97,500	$32,500	$—	$—	$130,000
W. Brian Kretzmer	$90,000	$30,000	$—	$—	$120,000
Howard A. Silver(1)	$21,575	$7,192	$—	$—	$28,767
Richard S. Ressler	$—	$—	$—	$—	$—
Avraham Shemesh	$—	$—	$—	$—	$—
Elaine Y. Wong(1)	$—	$—	$—	$—	$—
___________________
(1) Mr. Silver and Ms. Wong were elected as members of our board of directors effective October 15, 2019.
(2) Represents the grant date fair value of the restricted shares of common stock issued pursuant to the Equity Plan, for purposes of Accounting Standards Codification Topic 718, Compensation—Stock Compensation. Each of the independent directors received a grant of restricted shares of common stock in October 2019 (in the case of Messrs. Duncan, Jones and Kretzmer and Ms. Harrison) or November 2019 (in the case of Mr. Silver), which shares will vest approximately one year from the date of grant. The grant date fair value of the restricted shares is based on the per share estimated NAV of the common stock on the respective grant date, which, in both cases, was $8.65.

Long Term Incentive Plan Awards to Independent Directors
In August 2018, in connection with the approval and implementation of a revised compensation structure of our independent directors, the board of directors approved the Equity Plan, under which 400,000 of the Company’s common shares were reserved for issuance and share awards of approximately 368,000 are available for future grant at December 31, 2019. Under the Equity Plan, the board of directors or a committee designated by the board of directors has the authority to grant restricted stock awards or deferred stock awards to non-employee directors of the Company. The board of directors or committee also has the authority to determine the terms of any award granted pursuant to the Equity Plan, including vesting schedules, restrictions and acceleration of any restrictions. The purpose of the Equity Plan is to help the Company: (1) align the interests of the non-employee directors compensated under the Equity Plan with the Company’s stockholders; and (2) to promote ownership of the Company’s equity. Pursuant to the Equity Plan, we may award restricted stock or deferred stock units.
In October 2019 (in the case of Messrs. Duncan, Jones and Kretzmer and Ms. Harrison) and November 2019 (in the case of Mr. Silver), the Company granted awards of approximately 3,700 restricted shares to each of the independent members of the board of directors (approximately 18,500 restricted shares in aggregate) under the Equity Plan, representing 25% of each independent director’s annual aggregate board compensation for the twelve month period beginning October 2019 (the “2019 Restricted Stock Awards”). The 2019 Restricted Stock Awards will vest on October 1, 2020, approximately one year from the date of grant.
The term of the Equity Plan is ten years. The board of directors may amend or terminate the Equity Plan at any time prior to the end of its ten year term, provided that the Equity Plan will remain in effect until all awards made pursuant to the Equity Plan have been satisfied or terminated in accordance with the Equity Plan. Upon a change of control, including the dissolution, liquidation, reorganization, merger or consolidation with one or more entities as a result of which we are not the surviving corporation, or upon a sale of all or substantially all of our assets, the board of directors or a committee thereof may make provisions for any awards not assumed or substituted pursuant to the agreement effectuating the change of control, including (1) accelerating the vesting period of unvested awards, or (2) canceling any non-vested award or other awards in which the fair market value of the shares subject to the award is zero, in each case in accordance with and pursuant to the terms of the applicable award agreement and the Equity Plan.
In the event that our valuation, compensation and affiliate transactions committee determines that any distribution, recapitalization, stock split, reorganization, merger, liquidation, dissolution or sale, transfer, exchange or other disposition of all or substantially all of our assets, or other similar corporate transaction or event, affects the stock such that an adjustment is appropriate in order to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the Equity Plan or with respect to an award, then the valuation, compensation and affiliate transactions committee shall, in such manner as it may deem equitable, adjust the number and kind of shares or the exercise price with respect to any award.
Compensation Committee Interlocks and Insider Participation
The valuation, compensation and affiliate transactions committee consists only of our independent directors. In addition, we do not separately compensate our executive officers. Therefore, none of our executive officers participated in any deliberations regarding executive compensation.
During the fiscal year ended December 31, 2019, both of our executive officers served as executive officers (and, in the case of Mr. Ressler, as a director) of other externally managed companies sponsored by our sponsor. In addition, Mr. Shemesh serves as an executive officer and director of other externally managed companies sponsored by our sponsor. Like us, such companies have a valuation, compensation and affiliate transactions committee consisting of their independent directors, and they do not separately compensate their executive officers.
Executive Officers
In addition to Richard S. Ressler, the following individual currently serves as an executive officer of the Company:
Nathan D. DeBacker, age 40, has served as our chief financial officer and treasurer since August 2016, and as vice president of CMFT Management since February 2018. In addition, Mr. DeBacker serves in the following positions for CCO Group and certain other programs sponsored by CCO Group:

Entity	Position(s)	Dates
CCIT II; CCIT III; CCPT V; and CIM Income NAV	Chief financial officer and treasurer	August 2016 – Present
CCPT V Management; CCI II Management; CCI III Management; CIM Income NAV Management; CCO Group, LLC; and CREI Advisors	Vice president	February 2018 – Present
CCO Capital, LLC (“CCO Capital”)	Vice president Chief financial officer	December 2018 – March 2019 February 2018 – December 2018 March 2019 – Present
CIM Real Assets & Credit Fund	Chief financial officer and treasurer	August 2019 – Present
In addition, Mr. DeBacker has served as chief financial officer of CMCT since March 2019. From August 2016 to February 2018, Mr. DeBacker served as senior vice president and chief financial officer, Cole REITs, of VEREIT, Inc. (“VEREIT”). Mr. DeBacker was the principal at CFO Financial Services, LLC, a certified public accounting firm that provided accounting, payroll, tax, forecasting and planning, business valuation and investment advisory services to business organizations, from May 2014 until August 2016. Mr. DeBacker was also registered as an investment adviser representative with Archer Investment Corporation, an investment advisory firm that partners with accountants and CPAs to provide investment management solutions for their clients, from November 2015 until August 2016. From December 2005 until May 2014, Mr. DeBacker worked at Cole Capital, the predecessor to CCO Group, and, following the merger with VEREIT, most recently served as vice president of real estate planning and analysis. From 2002 until 2005, Mr. DeBacker worked as an auditor for the independent public accounting firm of Ernst & Young LLP. Mr. DeBacker earned his bachelor’s degree in accounting from the University of Arizona and is a Certified Public Accountant in Arizona.
Each of our executive officers has stated that there is no arrangement or understanding of any kind between him and any other person relating to his appointment as an executive officer of our Company. We are also not aware of any family relationships among any of the directors or executive officers of the Company.
Compensation of Executive Officers
We have no employees. Our executive officers, including our principal financial officer, do not receive compensation directly from us for services rendered to us, and we do not intend to pay any compensation directly to our executive officers. As a result, we do not have, and our board of directors has not considered, a compensation policy or program for our executive officers. Accordingly, we have not included herein a Compensation Committee Report or a Compensation Discussion and Analysis.
Certain of our executive officers are also officers of CMFT Management, our manager, and/or its affiliates, and are compensated by these entities, in part, for their services to us. We pay fees to such entities under our management agreement, investment advisory agreement and dealer manager agreement. We also reimburse CMFT Management for its provision of administrative services, including related personnel costs, subject to certain limitations. A description of the fees that we pay to our manager, investment advisor and dealer manager or any affiliate thereof is found in Item 13. Certain Relationships and Related Transactions and Director Independence, below.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information as of April 17, 2020 regarding the beneficial ownership of our common stock by each person known by us to own 5% or more of the outstanding shares of common stock, each of our directors, and each named executive officer, and our directors and executive officers as a group. The percentage of beneficial ownership is calculated based on 311,999,830 shares of common stock outstanding as of April 17, 2020.

Name of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned (2)	Percentage
Richard S. Ressler	—	—
T. Patrick Duncan(3)	8,059	*
Alicia K. Harrison(4)	7,754	*
Lawrence S. Jones(5)	7,754	*
W. Brian Kretzmer(6)	7,158	*
Avraham Shemesh	—	—
Howard A. Silver(7)	3,426	*
Elaine Y. Wong	—	—
Nathan D. DeBacker	—	—
All executive officers and directors as a group (9 persons)	34,151	*
___________________

*	Represents less than 1% of the outstanding common stock.
(1)	The address of each beneficial owner listed is c/o CIM Real Estate Finance Trust, Inc., 2398 East Camelback Road, 4th Floor, Phoenix, Arizona 85016.
(2)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group which may be exercised within 60 days following April 17, 2020.

(3)	Includes 4,190.751 restricted shares of common stock issued under the Equity Plan in connection with Mr. Duncan’s service as a member of the Board.
(4)	Includes 3,897.793 restricted shares of common stock issued under the Equity Plan in connection with Ms. Harrison’s service as a member of the Board.
(5)	Includes 3,897.793 restricted shares of common stock issued under the Equity Plan in connection with Mr. Jones’s service as a member of the Board.
(6)	Includes 3,597.966 restricted shares of common stock issued under the Equity Plan in connection with Mr. Kretzmer’s service as a member of the Board.
(7)	Represents 3,425.704 restricted shares of common stock issued under the Equity Plan in connection with Mr. Silver’s service as a member of the Board.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Our independent directors have reviewed the material transactions between our affiliates and us during the year ended December 31, 2019. Set forth below is a description of the transactions with affiliates. We believe that we have executed all of the transactions set forth below on terms that are fair and reasonable to the Company and on terms no less favorable to us than those available from unaffiliated third parties.

Management Agreement
We are party to an amended and restated management agreement with CMFT Management dated August 20, 2019 (the “Management Agreement”) whereby CMFT Management manages our day-to-day operations and identifies and makes investments on our behalf. In return, we pay to CMFT Management a management fee (the “Management Fee”), payable quarterly in arrears, equal to the greater of (a) $250,000 per annum ($62,500 per quarter) and (b) 1.50% per annum (0.375% per quarter) of the Company’s Equity (as defined in the Management Agreement). Prior to August 20, 2019, the advisory fees payable under our prior advisory agreement with CMFT Management dated January 24, 2012 (the “Prior Agreement”) were based upon our monthly average invested assets, in the following amounts: (1) an annualized rate of 0.75% paid on our average invested assets between $0 and $2.0 billion; (2) an annualized rate of 0.70% paid on our average invested assets between $2.0 billion and $4.0 billion; and (3) an annualized rate of 0.65% paid on our average invested assets over $4.0 billion. Management and advisory fees for the year ended December 31, 2019 totaled $37.2 million. We also reimburse CMFT Management for expenses incurred in connection with the provision of services pursuant to both the Management Agreement and the Prior Agreement. Such expense reimbursements for the year ended December 31, 2019 totaled $5.1 million.
Our manager is also entitled to receive Incentive Compensation (as defined in the Management Agreement), payable with respect to each quarter, which is generally equal to the excess of (a) the product of (i) 20% and (ii) the excess of (A) Core Earnings (as defined in the Management Agreement) of the Company for the previous 12-month period, over (B) the product of (1) the Company’s Consolidated Equity (as defined in the Management Agreement) in the previous 12-month period, and (2) 7% per annum, over (b) the sum of any Incentive Compensation paid to our manager with respect to the first three calendar quarters of such previous 12-month period (or such lesser number of completed calendar quarters preceding the applicable period, if applicable). No Incentive Compensation was payable during the year ended December 31, 2019.
Under the terms of the Prior Agreement, prior to August 20, 2019, we were required to pay to CMFT Management performance fees based on a percentage of proceeds or stock value upon our sale of assets or the listing of our common stock on a national securities exchange, but only if, in the case of our sale of assets, our investors have received a return of their net capital invested and an 8.0% annual cumulative, non-compounded return or, in the case of the listing of our common stock, the market value of our common stock plus the distributions paid to our investors exceeds the sum of the total amount of capital raised from investors plus the amount of distributions necessary to generate an 8.0% annual cumulative, non-compounded return to investors. In the event of a sale of our assets, after investors have received a return of their net capital invested and an 8.0% annual cumulative, non-compounded return, then we would pay to CMFT Management 15.0% of remaining net sale proceeds. Upon listing our common stock on a national securities exchange, we would pay to CMFT Management a fee equal to 15.0% of the amount, if any, by which (1) the market value of our outstanding stock plus distributions paid by us prior to listing, exceeds (2) the sum of the total amount of capital raised from investors and the amount of distributions necessary to generate an 8.0% annual cumulative, non-compounded return to investors. No performance fees were incurred related to any such events during the year ended December 31, 2019.
Under the terms of the Prior Agreement, prior to August 20, 2019, we also paid to CMFT Management or its affiliates acquisition fees (“Acquisition Fees”) of up to 2.0% of (i) the contract purchase price of each property or asset that we acquired, (ii) the amount paid in respect of the development, construction or improvement of each asset we acquired, (iii) the purchase price of any loan we acquired, and (iv) the principal amount of any loan we originated. Such payments for the year ended December 31, 2019 totaled $1.4 million. In addition, we reimbursed CMFT Management or its affiliates for acquisition expenses incurred in the process of acquiring each property or in the origination or acquisition of a loan, so long as the total acquisition fees and expenses relating to the transaction do not exceed 6.0% of the contract purchase price, unless otherwise approved by a majority of our board of directors, including a majority of our independent directors, as commercially competitive, fair and reasonable to the Company. Such expense reimbursements for the year ended December 31, 2019 totaled $748,000. Additionally, under the Prior Agreement, for substantial assistance in connection with the sale of one or more properties (or our entire portfolio), we paid CMFT Management or its affiliates a disposition fee (“Disposition Fees”) in an amount equal to up to one-half of the real estate or brokerage commission paid by us to third parties on the sale of such property, not to exceed 1.0% of the contract price of the property sold; provided, however, in no event would the total disposition fee paid to CMFT Management, its affiliates and unaffiliated third parties exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. Under the terms of the Management Agreement, our manager is no longer entitled to receive Acquisition Fees or Disposition Fees; provided, however, that for the Company’s properties under contract to be sold or specifically identified in a broker agreement as being marketed for sale as of the effective date of the Management Agreement, our manager may be entitled to receive a Disposition Fee in accordance with the terms of the Prior Agreement. Disposition Fees paid for the year ended December 31, 2019 totaled $4.0 million.
Our Management Agreement has a term expiring August 20, 2022, and is deemed renewed automatically each year thereafter for an additional one-year period unless the Company provides 180 days’ written notice to the manager after the affirmative vote of 2/3 of the Company’s independent directors. If the Management Agreement is terminated without cause, the manager is entitled to receive a termination fee equal to three times the sum of (a) the average annual Management Fee and (b) the average annual Incentive Compensation during the 24-month period prior to the termination.
Richard S. Ressler, our chief executive officer and president and the chairman of our board of directors, is a vice president of CMFT Management. Additionally, Mr. Shemesh, a director, and Mr. DeBacker, our chief financial officer and treasurer, are officers of CMFT Management.
Investment Advisory and Management Agreement

On December 6, 2019, our wholly owned subsidiary, CMFT Securities Investments, LLC (“CMFT Securities”), entered into an investment advisory and management agreement (the “Investment Advisory and Management Agreement”) with CIM Capital IC Management, LLC, a Delaware limited liability company (the “Investment Advisor”). CMFT Securities was formed for the purpose of holding any securities investments made by the Company. The Investment Advisor, a wholly-owned subsidiary of CIM, is registered as an investment advisor with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Pursuant to the Investment Advisory and Management Agreement, the Investment Advisor will manage the day-to-day business affairs of CMFT Securities and its investments in corporate credit and real estate-related securities (collectively, the “Managed Assets”), subject to the supervision of the board of directors.
Pursuant to the Investment Advisory and Management Agreement, our Investment Advisor shall receive an investment advisory fee (the “Investment Advisory Fee”), payable quarterly in arrears, equal to 1.50% per annum (0.375% per quarter) of CMFT Securities’ Equity (as defined in the Investment Advisory and Management Agreement). Because the securities and corporate credit assets that are managed by our Investment Advisor are excluded from the calculation of Management Fees payable by the Company to our manager under the Management Agreement, the total management and advisory fees payable by us to our external advisors are not increased as a result of entering into the Investment Advisory and Management Agreement. In addition, the Investment Advisor is eligible to receive incentive compensation, as described below. In the event that Incentive Compensation is earned and payable with respect to any quarter under the Management Agreement, our manager will calculate the portion of the Incentive Compensation that was attributable to the assets managed by our Investment Advisor and payable to the Investment Advisor (the “Securities Manager Incentive Compensation”). Pursuant to the Investment Advisory and Management Agreement, CMFT Securities will reimburse the Investment Advisor for costs and expenses incurred by the Investment Advisor on its behalf. During the year ended December 31, 2019, no Investment Advisory Fees were paid and no costs and expenses were reimbursed to the Investment Advisor.
The Investment Advisory and Management Agreement shall continue for a term of three years and shall be deemed renewed automatically each year thereafter for an additional one-year period unless CMFT Securities provides 180 days’ written notice to the Investment Advisor after the affirmative vote of 2/3 of our independent directors, or if the Investment Advisor provides 180 days’ written notice to CMFT Securities. If the Investment Advisory and Management Agreement is terminated without cause by CMFT Securities, the Investment Advisor is entitled to receive a termination fee equal to three times the sum of (a) the average annual Investment Advisory Fee and (b) the average annual Securities Manager Incentive Compensation during the 24-month period prior to the termination. CMFT Securities is not required to pay the termination fee if the Investment Advisor terminates the Investment Advisory and Management Agreement, or if the Investment Advisory and Management Agreement is terminated for cause.
Sub-Advisory Agreement
On December 6, 2019, the Investment Advisor entered into a sub-advisory agreement (the “Sub-Advisory Agreement”) with OFS Capital Management, LLC, a Delaware limited liability company (the “Sub-Advisor”), to act as an investment sub-advisor to CMFT Securities. The Sub-Advisor is registered as an investment adviser under the Advisers Act and is an affiliate of the Investment Advisor. The Sub-Advisor is responsible for providing investment management services with respect to the corporate credit-related securities held by CMFT Securities. On a quarterly basis, the Investment Advisor will designate 50% of the sum of the Investment Advisory Fee and Securities Manager Incentive Compensation payable to the Investment Advisor, as described above, as sub-advisory fees (“Sub-Advisory Fees”). The Sub-Advisory Fees are paid ratably, as determined pursuant to the Sub-Advisory Agreement, to the Sub-Advisor and any other sub-advisers, if any, that provide services to CMFT Securities. Either party may terminate the Sub-Advisory Agreement with 30 days’ prior written notice to the other party.
Avraham Shemesh, a director, is an officer of the Investment Advisor. Richard S. Ressler, our chief executive officer and president and the chairman of our board of directors, is the co-founder and principal owner of the Sub-Advisor.

Certain Conflict Resolution Procedures
In order to reduce or eliminate certain potential conflicts of interest, we have adopted policies containing a number of restrictions relating to (1) transactions we may enter into with our sponsor, our manager, any of our directors or any of their respective affiliates, (2) certain future offerings and (3) the allocation of investment opportunities among other real estate programs sponsored by CCO Group. Conflict resolution provisions that are in policies adopted by our board of directors include, among others, the following:

•
We will not purchase or lease properties from our sponsor, our manager, any of our directors or any of their respective affiliates, unless a majority of the directors, including a majority of the independent directors, who are not otherwise interested in such transaction determines that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the property to the seller or lessor, unless there is substantial justification for any amount that exceeds such cost and such excess amount is determined to be reasonable. In no event will we acquire any such property from such persons or entities at an amount in excess of its current appraised value as determined by an independent appraiser. In addition, we will not sell or lease a property to our sponsor, our manager, any of our directors or any of their respective affiliates unless a majority of the directors, including a majority of the independent directors, who are not otherwise interested in such transaction determines that such transaction is fair and reasonable to us and either the sale price is greater than the cost of the property to us, including acquisition-related expenses, or a majority of the independent directors determines that there is substantial justification for any amount below such cost and that such difference is reasonable. In no event will we sell any such property to such persons or entities at an amount less than its current appraised value as determined by an independent appraiser.

•
We will not make any loans to our sponsor, our manager, any of our directors or any of their respective affiliates, except that we may make loans to wholly-owned subsidiaries and we may make or invest in mortgage loans for properties owned by our sponsor, our manager, our directors or their respective affiliates, provided, among other things, that the transaction is approved by a majority of our directors, including a majority of our independent directors, who are not otherwise interested in the transaction as fair and reasonable to us and on terms no less favorable to us than those available from unaffiliated third parties. In addition, our sponsor, our manager, any of our directors and any of their respective affiliates will not make loans to us or to joint ventures in which we are a joint venture partner unless approved by a majority of our directors, including a majority of the independent directors, who are not otherwise interested in the transaction, as fair, competitive and commercially reasonable, and no less favorable to us than comparable loans between unaffiliated parties.

•
Our property acquisitions and other investments are allocated among us and the programs sponsored by CCO Group pursuant to an asset allocation policy. Pursuant to the policy, in the event that an investment opportunity becomes available that may be suitable for both us or one or more of the other programs sponsored by CCO Group, and for which more than one of such entities has sufficient uninvested funds, an allocation committee, which is comprised entirely of employees of CIM, CCO Group or their respective affiliates (the “Allocation Committee”), will examine the following factors, among others, in determining the entity for which the investment opportunity is most appropriate:

•	the investment objective of each entity;

•	the anticipated operating cash flows of each entity and the cash requirements of each entity;

•	the effect of the acquisition on diversification of each entity’s investments by type of property, geographic area and tenant concentration;

•	whether any of the entities already owns an associated land parcel or building;

•	the amount of funds available to each program and the length of time such funds have been available for investment;

•	the ability of each entity to finance the property, if necessary;

•	the policy of each entity relating to leverage of properties;

•	the income tax effects of the purchase to each entity; and

•	the size of the investment.

If, in the judgment of the Allocation Committee, the investment opportunity may be equally appropriate for more than one program, then the entity that has had the longest period of time elapse since it was allocated an investment opportunity of a similar size and type (e.g., office, industrial or retail properties or anchored shopping centers) will be allocated such investment opportunity.

If a subsequent development, such as a delay in the closing of the acquisition or a delay in the construction of a property, causes any such investment, in the opinion of the Allocation Committee, to be more appropriate for an entity other than the entity that committed to make the investment, the Allocation Committee may determine that another program sponsored by CCO Group will make the investment. Our board of directors has a duty to ensure that the method used for the allocation of the acquisition of properties by other programs sponsored by CCO Group seeking to acquire similar types of properties is applied fairly to us.

•
We will not enter into any other transaction with our sponsor, our manager, any of our directors or any of their affiliates, including the acceptance of goods or services from our sponsor, our manager, any of our directors or any of their affiliates, unless a majority of our directors, including a majority of the independent directors who are not otherwise interested in the transaction, approve such transaction as fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Fees
During the year ended December 31, 2019, Deloitte & Touche LLP (“Deloitte”) served as our independent registered public accounting firm and provided certain tax and other services. The audit committee reviewed the audit and non-audit services performed by Deloitte, as well as the fees charged by Deloitte for such services. In its review of the non-audit services and fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Deloitte. The aggregate fees billed to us for professional accounting services, including the audit of the Company’s annual financial statements by Deloitte for the years ended December 31, 2019 and December 31, 2018, are set forth in the table below.

	Year Ended December 31,
Type of Service	2019	2018
Audit fees (1)	$1,031,700	$666,500
Audit-related fees	—	—
Tax fees (2)	109,638	107,526
All other fees	—	—
Total	$1,141,338	$774,026

___________________

(1)
Represents fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by Deloitte in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements and other services that generally only the independent auditor reasonably can provide, such as services associated with filing registration statements, periodic reports and other filings with the SEC, audits of acquired properties or businesses, property audits required by loan agreements, and statutory audits for our subsidiaries or affiliates.

(2)
Represents fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the Internal Revenue Service and similar state and local agencies, as well as federal, state, and local tax issues related to due diligence.

Pre-Approval Policies and Procedures
The audit committee charter imposes a duty on the audit committee to pre-approve all auditing services performed for us by our independent auditors, as well as all permitted non-audit services (including the fees and terms thereof) in order to ensure that the provision of such services does not impair the auditors’ independence. Unless a type of service to be provided by the independent auditors has received “general” pre-approval, it will require “specific” pre-approval by the audit committee.
All requests for services to be provided by the independent auditor that do not require specific pre-approval by the audit committee will be submitted to management and must include a detailed description of the services to be rendered.

Management will determine whether such services are included within the list of services that have received the general pre-approval of the audit committee. The audit committee will be informed on a timely basis of any such services rendered by the independent auditors.
Requests to provide services that require specific pre-approval by the audit committee will be submitted to the audit committee by both the independent auditors and the principal financial officer, and must include a joint statement as to whether, in their view, the request is consistent with the SEC’s rules on auditor independence. The chairman of the audit committee has been delegated the authority to specifically pre-approve de minimis amounts for services not covered by the general pre-approval guidelines. All amounts, other than such de minimis amounts, require specific pre-approval by the audit committee prior to engagement of the independent auditors. All amounts, other than de minimis amounts not subject to pre-approval, specifically pre-approved by the chairman of the audit committee in accordance with this policy, are to be disclosed to the full audit committee at the next regularly scheduled meeting.
All services rendered by Deloitte for the years ended December 31, 2019 and December 31, 2018 were pre-approved in accordance with the policies and procedures described above.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(b)    Exhibits
The following exhibits are filed as part of this Annual Report on Form 10-K/A:

Exhibit No.	Description

31.1	Certifications of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 24th day of April, 2020.

CIM Real Estate Finance Trust, Inc.

By:	/s/ NATHAN D. DEBACKER
Nathan D. DeBacker
Chief Financial Officer and Treasurer
(Principal Financial Officer)