Form 10-Q
period 2020-03-31
CIM REAL ESTATE FINANCE TRUST, INC.
filed 2020-05-15
CIK 1498547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 4, 2020, there were approximately 309.8 million shares of common stock, par value $0.01 per share, of CIM Real Estate Finance Trust, Inc. outstanding.

CIM REAL ESTATE FINANCE TRUST, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands, except share and per share amounts) (Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Real estate assets:
Land	$746,665	$700,210
Buildings, fixtures and improvements	2,015,734	1,830,101
Intangible lease assets	328,049	313,127
Total real estate assets, at cost	3,090,448	2,843,438
Less: accumulated depreciation and amortization	(422,371)	(374,103)
Total real estate assets, net	2,668,077	2,469,335
Loans held-for-investment and related receivables, net	627,380	301,630
Less: Allowance for credit losses	(19,779)	—
Total loans held-for-investment and related receivables, net	607,601	301,630
Cash and cash equivalents	240,872	466,024
Restricted cash	4,204	7,331
Rents and tenant receivables	57,893	58,374
Prepaid expenses and other assets	11,954	11,731
Deferred costs, net	2,125	2,301
Assets held for sale	7,966	351,897
Total assets	$3,600,692	$3,668,623
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facilities and notes payable, net	$1,608,628	$1,604,860
Accrued expenses and accounts payable	22,886	22,038
Due to affiliates	12,609	14,458
Intangible lease liabilities, net	20,161	20,523
Distributions payable	16,463	16,510
Derivative liabilities, deferred rental income and other liabilities	21,739	19,448
Total liabilities	1,702,486	1,697,837
Commitments and contingencies
Redeemable common stock	180,555	180,838
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 490,000,000 shares authorized, 311,174,986 and 311,207,725 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	3,112	3,112
Capital in excess of par value	2,606,965	2,606,925
Accumulated distributions in excess of earnings	(878,690)	(816,181)
Accumulated other comprehensive loss	(13,736)	(3,908)
Total stockholders’ equity	1,717,651	1,789,948
Total liabilities, redeemable common stock and stockholders’ equity	$3,600,692	$3,668,623
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Rental and other property income	$68,436	$104,762
Interest income	5,571	4,498
Total revenues	74,007	109,260
Operating expenses:
General and administrative	3,682	3,447
Property operating	6,865	9,317
Real estate tax	6,978	9,418
Management and advisory fees and expenses	11,090	10,019
Transaction-related	252	191
Depreciation and amortization	20,823	31,992
Impairment	11,676	20,073
Provision for credit losses	17,777	—
Total operating expenses	79,143	84,457
Gain on disposition of real estate, net	13,110	9,940
Operating income	7,974	34,743
Other expense:
Interest expense and other, net	(15,767)	(25,892)
Loss on extinguishment of debt	(4,382)	—
Total other expense	(20,149)	(25,892)
Net (loss) income	(12,175)	8,851
Net income allocated to noncontrolling interest	—	34
Net (loss) income attributable to the Company	$(12,175)	$8,817
Weighted average number of common shares outstanding:
Basic and diluted	311,248,421	311,393,554
Net income per common share:
Basic and diluted	$(0.04)	$0.03
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
 (in thousands) (Unaudited)

	Three Months Ended March 31,
	2020	2019
Net (loss) income	$(12,175)	$8,851
Other comprehensive loss
Unrealized loss on interest rate swaps	(10,805)	(3,844)
Amount of loss (gain) reclassified from other comprehensive income into income as interest expense and other, net	977	(1,477)
Total other comprehensive loss	(9,828)	(5,321)

Comprehensive (loss) income	(22,003)	3,530
Comprehensive income allocated to noncontrolling interest	—	34
Comprehensive (loss) income attributable to the Company	$(22,003)	$3,496
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (in thousands, except share amounts) (Unaudited)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance as of January 1, 2020	311,207,725	$3,112	$2,606,925	$(816,181)	$(3,908)	$1,789,948
Cumulative effect of accounting changes	—	—	—	(2,002)	—	(2,002)
Issuance of common stock	2,223,298	22	19,209	—	—	19,231
Equity-based compensation	—	—	40	—	—	40
Distributions declared on common stock — $0.15 per common share	—	—	—	(48,332)	—	(48,332)
Redemptions of common stock	(2,256,037)	(22)	(19,492)	—	—	(19,514)
Changes in redeemable common stock	—	—	283	—	—	283
Comprehensive income (loss)	—	—	—	(12,175)	(9,828)	(22,003)
Balance as of March 31, 2020	311,174,986	$3,112	$2,606,965	$(878,690)	$(13,736)	$1,717,651

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance as of January 1, 2019	311,381,396	$3,114	$2,607,330	$(804,617)	$11,023	$1,816,850
Issuance of common stock	2,267,609	22	21,225	—	—	21,247
Equity-based compensation	—	—	32	—	—	32
Distributions declared on common stock — $0.15 per common share	—	—	—	(47,963)	—	(47,963)
Redemptions of common stock	(2,318,505)	(23)	(21,701)	—	—	(21,724)
Changes in redeemable common stock	—	—	(67)	—	—	(67)
Comprehensive income (loss)	—	—	—	8,817	(5,321)	3,496
Balance as of March 31, 2019	311,330,500	$3,113	$2,606,819	$(843,763)	$5,702	$1,771,871
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands) (Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(12,175)	$8,851
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization, net	20,530	31,481
Amortization of deferred financing costs	1,042	1,317
Amortization of fair value adjustment of mortgage notes payable assumed	(23)	(22)
Amortization and accretion on deferred loan fees	(560)	(758)
Amortization of premiums and discounts of broadly syndicated loans, net	(21)	—
Capitalized interest income	(539)	(2,643)
Equity-based compensation	40	32
Straight-line rental income, net	261	(1,176)
Gain on disposition of real estate assets, net	(13,110)	(9,940)
Amortization of gain on swap termination	(5)	(5)
Impairment of real estate assets	11,676	20,073
Provision for credit losses	17,777	—
Write-off of deferred financing costs	177	—
Changes in assets and liabilities:
Rents and tenant receivables	(238)	(120)
Prepaid expenses and other assets	(484)	(4,867)
Accounts payable and accrued expenses	1,918	1,921
Deferred rental income and other liabilities	(7,271)	(4,617)
Due to affiliates	(1,849)	(80)
Net cash provided by operating activities	17,146	39,447
Cash flows from investing activities:
Investment in broadly syndicated loans	(330,678)	—
Investment in real estate assets and capital expenditures	(1,534)	(1,550)
Origination and acquisition of loans held-for-investment, net	(866)	—
Principal payments received on loans held-for-investment	6,853	7,961
Origination and exit fees received on loans held-for-investment	61	80
Net proceeds from disposition of real estate assets	126,645	120,652
Proceeds from the settlement of insurance claims	—	4
Net cash (used in) provided by investing activities	(199,519)	127,147
Cash flows from financing activities:
Redemptions of common stock	(19,514)	(21,724)
Distributions to stockholders	(29,148)	(26,716)
Proceeds from credit facilities and notes payable	100,000	27,500
Repayments of credit facilities and notes payable	(97,129)	(139,126)
Deferred financing costs paid	(115)	—
Distributions to noncontrolling interest	—	(72)
Net cash used in financing activities	(45,906)	(160,138)
Net (decrease) increase in cash and cash equivalents and restricted cash	(228,279)	6,456
Cash and cash equivalents and restricted cash, beginning of period	473,355	19,674
Cash and cash equivalents and restricted cash, end of period	$245,076	$26,130
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$240,872	$16,202
Restricted cash	4,204	9,928
Total cash and cash equivalents and restricted cash	$245,076	$26,130
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited)
NOTE 1 — ORGANIZATION AND BUSINESS
CIM Real Estate Finance Trust, Inc. (formerly known as Cole Credit Property Trust IV, Inc.) (the “Company”) is a non-exchange traded real estate investment trust (“REIT”) formed as a Maryland corporation on July 27, 2010, that elected to be taxed, and currently qualifies, as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2012. The Company operates a diversified portfolio of core commercial real estate assets primarily consisting of net leased properties located throughout the United States. As of March 31, 2020, the Company owned 384 properties, comprising 18.4 million rentable square feet of commercial space located in 42 states. As of March 31, 2020, the rentable square feet at these properties was 94.6% leased, including month-to-month agreements, if any. As of March 31, 2020, there were two properties identified as held for sale. See Note 4 — Real Estate Assets for a discussion of the held for sale properties as of March 31, 2020. The Company intends to pursue a more diversified investment strategy across the capital structure by balancing the Company’s existing core of commercial real estate assets leased to creditworthy tenants under long-term net leases with a portfolio of commercial mortgage loans and other credit investments in which the Company’s sponsor and its affiliates have expertise. As of March 31, 2020, the Company’s loan portfolio consisted of 124 loans with a net book value of $607.6 million.
Substantially all of the Company’s business is conducted through CIM Real Estate Finance Operating Partnership, LP, a Delaware limited partnership, of which the Company is the sole general partner and owns, directly or indirectly, 100% of the partnership interests.
The Company is externally managed by CIM Real Estate Finance Management, LLC, a Delaware limited liability company (“CMFT Management”), which is an affiliate of CIM Group, LLC (“CIM”). CIM is a community-focused real estate and infrastructure owner, operator, developer and lender with multi-disciplinary expertise, including in acquisitions, management, development, leasing, research and capital markets. CIM is headquartered in Los Angeles, California and has offices in Oakland, California; Bethesda, Maryland; Dallas, Texas; New York, New York; Chicago, Illinois; and Phoenix, Arizona.
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
On January 26, 2012, the Company commenced its initial public offering on a “best efforts” basis of up to a maximum of $2.975 billion in shares of common stock (the “Offering”). The Company ceased issuing shares in the Offering on April 4, 2014. At the completion of the Offering, a total of approximately 297.4 million shares of common stock had been issued, including approximately 292.3 million shares of common stock sold to the public pursuant to the primary portion of the Offering and approximately 5.1 million shares of common stock issued pursuant to the distribution reinvestment plan (“DRIP”) portion of the Offering. The remaining approximately 404,000 unsold shares from the Offering were deregistered.
The Company registered $247.0 million of shares of common stock under the DRIP (the “Initial DRIP Offering”), which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 19, 2013 and automatically became effective with the SEC upon filing. The Company ceased issuing shares under the Initial DRIP Offering effective as of June 30, 2016. At the completion of the Initial DRIP Offering, a total of approximately $241.7 million of shares of common stock had been issued. The remaining $5.3 million of unsold shares from the Initial DRIP Offering were deregistered.
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
The Company’s board of directors (the “Board”) establishes an updated estimated per share net asset value (“NAV”) of the Company’s common stock on at least an annual basis for purposes of assisting broker-dealers that participated in the Offering in meeting their customer account reporting obligations under Financial Industry Regulatory Authority Rule 2231. Distributions are reinvested in shares of the Company’s common stock under the DRIP at the estimated per share NAV as determined by the Board. Additionally, the estimated per share NAV as determined by the Board serves as the per share NAV for purposes of the share redemption program. On March 25, 2020, the Board established an updated estimated per share NAV of the Company’s

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

common stock, using a valuation date of December 31, 2019, of $7.77 per share. Commencing on March 30, 2020, distributions are reinvested in shares of the Company’s common stock under the DRIP at a price of $7.77 per share. The Board previously established a per share NAV as of August 31, 2015, September 30, 2016, December 31, 2016, December 31, 2017 and December 31, 2018. The Company’s estimated per share NAVs are not audited or reviewed by its independent registered public accounting firm. The Company intends to publish an updated estimated per share NAV on a quarterly, rather than an annual, basis going forward, until such time that the Company has greater visibility into the impact of the current novel coronavirus (“COVID-19”) pandemic on the Company’s property valuations.
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
Principles of Consolidation and Basis of Presentation
The condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC regarding interim financial reporting, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2019, and related notes thereto, set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The condensed consolidated financial statements should also be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. During the three months ended March 31, 2020, as part of the Company’s quarterly impairment review procedures, the Company recorded impairment charges of $11.7 million related to six properties due to revised cash flow estimates as a result of market conditions and one property due to a tenant bankruptcy. The Company’s impairment assessment as of March 31, 2020 was based on the most current information available to the Company, including expected holding periods. If the Company’s expected holding periods for assets change, subsequent tests for impairment could result in additional impairment charges in the future. The Company cannot provide any assurance that additional material impairment charges with respect to the Company’s real estate assets will not occur during 2020 or in future periods, particularly in light of the negative economic impacts caused by the COVID-19 pandemic. If the effects of the COVID-19 pandemic cause economic and market conditions to continue to deteriorate or if the Company’s expected holding periods for assets change, subsequent tests for impairment could result in additional impairment charges in the future. As of March 31, 2020, we have not identified any further impairments resulting from COVID-19 related impacts, including as a result of tenant requests for rent relief. The Company intends to hold its assets for the long-term; therefore, a temporary change in cash flows due to COVID-19 related impacts alone would not be an indicator of impairment. However, we have yet to see the long-term effects of COVID-19 on the economy and the extent to which it may impact our tenants in the future. Indications of a tenant’s inability to continue as a going concern, changes in our view or strategy relative to a tenant’s business or industry as a result of the economic impacts of COVID-19, or changes in our long-term hold strategies, could be indicative of an impairment triggering event. Accordingly, the Company will continue to monitor circumstances and events in future periods to determine whether additional impairment charges are warranted. During the three months ended March 31, 2019, the Company recorded impairment charges of $20.1 million related to seven properties with revised expected holding periods. The assumptions and uncertainties utilized in the evaluation of the impairment of real estate assets are discussed in detail in Note 3 — Fair Value Measurements. See also Note 4 — Real Estate Assets for further discussion regarding real estate investment activity.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the assets related to the property and estimate its fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount is then recorded to reflect the estimated fair value of the property, net of selling costs. The Company previously expected to sell a substantial portion of its anchored-shopping center portfolio and certain single-tenant properties within the next 24 months, subject to market conditions. In light of current market conditions brought on by the COVID-19 pandemic, the Company cannot provide assurance that these properties will be sold within a 24-month period. As a result, the Company placed 15 properties with a carrying value of $228.4 million that were previously classified as held for sale back in service during the three months ended March 31, 2020. As of March 31, 2020, the Company identified two properties with a carrying value of $8.0 million as held for sale. The Company has mortgage notes payable of $5.0 million that are related to the held for sale properties, which the Company expects to repay in connection with the disposition of the underlying held for sale properties. As of December 31, 2019, the Company identified 29 properties with a carrying value of $351.9 million as held for sale.
Disposition of Real Estate Assets
Gains and losses from dispositions are recognized once the various criteria relating to the terms of sale and any subsequent involvement by the Company with the asset sold are met. A discontinued operation includes only the disposal of a component of an entity and represents a strategic shift that has (or will have) a major effect on an entity’s financial results. The disposition of the Company’s individual properties during the three months ended March 31, 2020 and 2019 did not qualify for discontinued operations presentation, and, thus, the results of the properties that were sold will remain in operating income, and any associated gains or losses from the disposition are included in gain on disposition of real estate, net. See Note 4 — Real Estate Assets for a discussion of the disposition of individual properties during the three months ended March 31, 2020.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

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
Acquisition-related fees and certain acquisition-related expenses related to asset acquisitions are capitalized and allocated to tangible and intangible assets and liabilities, as described above.
Restricted Cash
The Company had $4.2 million and $7.3 million in restricted cash as of March 31, 2020 and December 31, 2019, respectively. Included in restricted cash was $1.6 million and $3.1 million held by lenders in lockbox accounts, as of March 31, 2020 and December 31, 2019, respectively. As part of certain debt agreements, rents from certain encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess is disbursed to the Company. Also included in restricted cash was $2.6 million and $4.2 million held by lenders in escrow accounts for real estate taxes and other lender reserves for certain properties, in accordance with the associated lender’s loan agreement, as of March 31, 2020 and December 31, 2019, respectively.
Loans Held-for-Investment
The Company has acquired, and may continue to acquire, loans related to real estate assets. Additionally, the Company may acquire and originate credit investments, including commercial mortgage loans, mezzanine loans, preferred equity, and other loans and securities related to commercial real estate assets, as well as corporate loan opportunities that are consistent with the Company’s investment strategy and objectives. The Company intends to hold the loans held-for-investment for the foreseeable future or until maturity. Loans held-for-investment are carried on the Company’s condensed consolidated balance sheets at amortized cost, net of any allowance for credit losses. Discounts or premiums, origination fees and exit fees are amortized as a component of interest income using the effective interest method over the life of the respective loans. Loan acquisition fees paid to CMFT Management or its affiliates are expensed as incurred and are included in transaction-related expenses on the accompanying condensed consolidated statements of operations.
Interest earned is either received in cash or capitalized to loans held-for-investment and related receivables, net in the Company’s condensed consolidated balance sheets. Interest is capitalized when certain conditions are met as specified in each loan agreement. For the three months ended March 31, 2020, the Company recorded $5.6 million in interest income, of which $539,000 was capitalized to loans held-for-investment and related receivables, net.
Accrual of interest income is suspended on nonaccrual loans. Loans that are past due 90 days or more as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual status. Interest collected is recognized on a cash basis by crediting income when received. Loans may be restored to accrual status when all principal and interest are current and full repayment of the remaining contractual principal and interest are reasonably assured. As of March 31, 2020, the Company’s eight mezzanine loans with a net book value of $140.1 million were nonaccrual loans. During the three months ended March 31, 2020, the Company recorded $565,000 in interest income related to the nonaccrual loans.
Allowance for Credit Losses
The Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”), as further described in “Recent Accounting Pronouncements,” on January 1, 2020. The allowance for credit losses required under ASU 2016-13 reflects the Company’s current estimate of potential credit losses related to the Company’s loans held-for-investment included in the condensed consolidated balance sheets. The initial allowance for credit losses recorded on January 1, 2020 is reflected as a direct charge to retained earnings on the Company’s condensed consolidated statements of stockholders’ equity; however subsequent changes to the allowance for credit losses are recognized through net income on the Company’s condensed consolidated statements of operations. While ASU 2016-13 does not require any particular method for determining the allowance for credit losses, it does specify the allowance should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, and reasonable and supportable forecasts for the duration of each respective loan. In addition, other than a few narrow exceptions, ASU 2016-13 requires that all financial instruments subject to the credit loss model have some amount of loss reserve to reflect the GAAP

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

principal underlying the credit loss model that all loans, debt securities, and similar assets have some inherent risk of loss, regardless of credit quality, subordinate capital, or other mitigating factors.
The Company has elected to use a discounted cash flow model to estimate the allowance for credit losses. This model requires the Company to develop cash flows which project estimated credit losses over the life of the lease or loan and discount these cash flows at the asset’s effective interest rate. The Company then records an allowance for credit losses equal to the difference between the amortized cost basis of the asset and the present value of the expected cash flows. The Company considers loan investments that are both (i) expected to be substantially repaid through the operation or sale of the underlying collateral, and (ii) for which the borrower is experiencing financial difficulty, to be “collateral-dependent” loans. For such loans that the Company determines that foreclosure of the collateral is probable, the Company measures the expected losses based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. For collateral-dependent loans that the Company determines foreclosure is not probable, the Company applies a practical expedient to estimate expected losses using the difference between the collateral’s fair value (less costs to sell the asset if repayment is expected through the sale of the collateral) and the amortized cost basis of the loan. For the Company’s broadly syndicated loans, the Company uses a probability of default and loss given default method using underlying third-party CMBS/CRE loan database with historical loan losses from 1998 to 2019. The Company may use other acceptable alternative approaches in the future depending on, among other factors, the type of loan, underlying collateral, and availability of relevant historical market loan loss data.
The Company adopted ASU 2016-13 using the modified retrospective method for all financial assets measured at amortized cost. Prior to adoption, the Company had no allowance for credit losses on its condensed consolidated balance sheets. The Company recorded a cumulative-effective adjustment to the opening retained earnings in its condensed consolidated statement of stockholders’ equity as of January 1, 2020 of $2.0 million.
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
The Company has an investment in a real estate property that is subject to a ground lease, for which a lease liability and right of use (“ROU”) asset of $2.5 million was recorded as of March 31, 2020. See Note 14 — Leases for a further discussion regarding this ground lease.
Lease costs represent the initial direct costs incurred in the origination, negotiation and processing of a lease agreement. Such costs include outside broker commissions and other independent third-party costs and are amortized over the life of the lease on a straight-line basis. Costs related to salaries and benefits, supervision, administration, unsuccessful origination efforts and other activities not directly related to completed lease agreements are expensed as incurred. Upon successful lease execution, leasing commissions are capitalized.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

in the period when such costs are incurred, with offsetting expenses in real estate taxes and property operating expenses, respectively, within the condensed consolidated statements of operations. The Company defers the recognition of variable rental and other property income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved.
The Company continually reviews whether collection of lease-related receivables, including any straight-line rent, and current and future operating expense reimbursements from tenants are probable. The determination of whether collectability is probable takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Upon the determination that the collectability of a receivable is not probable, the Company will record a reduction to rental and other property income for amounts previously recorded and a decrease in the outstanding receivable. Revenue from leases where collection is deemed to be less than probable is recorded on a cash basis until collectability becomes probable. Management’s estimate of the collectability of lease-related receivables is based on the best information available to management. The Company does not use a general reserve approach and lease-related receivables are adjusted and taken against rental and other property income only when collectability becomes not probable.
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
In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, which was subsequently amended by ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses (“ASU 2018-19”), in November 2018. Subsequently, the FASB issued ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-10, ASU No. 2019-11 and ASU No. 2020-02 to provide additional guidance on the credit losses standard. ASU 2016-13 and the related updates are intended to improve financial reporting requiring more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held-for-investment, held-to-maturity debt securities, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology under current GAAP. ASU 2018-19 clarified that receivables arising from operating leases are not within the scope of Topic 326. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASU No. 2016-02, Leases (Topic 842) (“ASC 842”). ASU 2016-13 and ASU 2018-19 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. The Company adopted ASU 2016-13 during the first quarter of fiscal year 2020.
In August 2018, the FASB issued ASU No. 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This ASU amends and removes several disclosure requirements including the valuation processes for Level 3 fair value measurements. ASU 2018-13 also modifies some disclosure requirements and requires additional disclosures for changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and requires the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The provisions of ASU 2018-13 are effective January 1, 2020 using a prospective transition method for amendments effecting changes in unrealized gains and losses, significant unobservable inputs used to develop Level 3 fair value measurements and narrative description on uncertainty of measurements. The remaining provisions of ASU 2018-13 are to be applied retrospectively, and early adoption is permitted. The Company adopted ASU 2018-13 during the first quarter of fiscal year 2020, and has concluded that there is no material impact on its condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

In October 2018, the FASB issued ASU No. 2018-16, Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (“ASU 2018-16”). The amendments in this ASU permit the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes or another acceptable benchmark interest rate. The SOFR is a volume-weighted median interest rate that is calculated daily based on overnight transactions from the prior day’s activity in specified segments of the U.S. Treasury repo market. It has been selected as the preferred replacement for the U.S. dollar London Interbank Offered Rate (“LIBOR”), which will be phased out by the end of 2021. ASU 2018-16 is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2018-16 is required to be adopted on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after the date of adoption. The Company currently uses LIBOR as its benchmark interest rate in the Company’s interest rate swaps associated with the Company’s LIBOR-based variable rate borrowings. The Company has not entered into any new or redesignated hedging relationships on or after the date of adoption of ASU 2018-16. The Company has evaluated the effect of this new benchmark interest rate option, and does not believe this ASU will have a material impact on its condensed consolidated financial statements.
In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. The guidance changes the guidance for determining whether a decision-making fee is a variable interest. Under the new ASU, indirect interests held through related parties under common control will now be considered on a proportional basis when determining whether fees paid to decision makers and service providers are variable interests. Such indirect interests were previously treated the same as direct interests. This ASU is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company adopted ASU 2018-17 during the first quarter of fiscal year 2020, and has concluded that there is no material impact on its condensed consolidated financial statements.
In April 2020, the FASB issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of COVID-19. Due to the business disruptions and challenges severely affecting the global economy caused by COVID-19, many lessors may be required to provide rent deferrals and other lease concessions to lessees. While the lease modification guidance in ASC 842 addresses routine changes to lease terms resulting from negotiations between the lessee and the lessor, this guidance did not contemplate concessions being so rapidly executed to address the sudden liquidity constraints of some lessees arising from COVID-19 related impacts. Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. The future impact of the Lease Modification Q&A is dependent upon the extent of lease concessions granted to tenants as a result of COVID-19 in future periods and the elections made by the Company at the time of entering into such concessions.
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
March 31, 2020 (Unaudited) – (Continued)

Level 3 — Unobservable inputs, which are only used to the extent that observable inputs are not available, reflect the Company’s assumptions about the pricing of an asset or liability.
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Credit facilities and notes payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of March 31, 2020, the estimated fair value of the Company’s debt was $1.62 billion, compared to a carrying value of $1.61 billion. The estimated fair value of the Company’s debt as of December 31, 2019 was $1.60 billion, compared to a carrying value of $1.61 billion.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2020 and December 31, 2019, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Loans held-for-investment — The Company’s loans held-for-investment are recorded at cost upon origination and adjusted by net loan origination fees and discounts. The Company estimates the fair value of its CRE loans held-for-investment by performing a present value analysis for the anticipated future cash flows using an appropriate market discount rate taking into consideration the credit risk. As a result, the Company has determined that its CRE loans held-for-investment are classified in Level 3 of the fair value hierarchy. The Company’s broadly syndicated loans are classified as Level 2 or Level 3 depending on the number of market quotations or indicative prices from pricing services that are available, and whether the depth of the market is sufficient to transact at those prices in amounts approximating the Company’s investment position at the measurement date. As of March 31, 2020, $206.5 million and $90.8 million of the Company’s broadly syndicated loans were classified in Level 2 and Level 3 of the fair value hierarchy, respectively. As of March 31, 2020, the estimated fair value of the Company’s loans held-for-investment was $579.7 million, compared to its carrying value of $607.6 million. As of December 31, 2019, the estimated fair value of the Company’s loans held-for-investment was $302.0 million, compared to its carrying value of $301.6 million.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of March 31, 2020 and December 31, 2019, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
Items Measured at Fair Value on a Recurring Basis
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 (in thousands):

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

	Balance as of March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial liabilities:
Interest rate swaps	$(13,743)	$—	$(13,743)	$—
Total financial liabilities	$(13,743)	$—	$(13,743)	$—

	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Interest rate swaps	$261	$—	$261	$—
Total financial assets	$261	$—	$261	$—
Financial liability:
Interest rate swap	$(4,181)	$—	$(4,181)	$—
Total financial liability	$(4,181)	$—	$(4,181)	$—
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
As discussed in Note 4 — Real Estate Assets, during the three months ended March 31, 2020, real estate assets related to seven properties were deemed to be impaired and their carrying values were reduced to an estimated fair value of $52.6 million, resulting in impairment charges of $11.7 million. During the three months ended March 31, 2019, real estate assets related to seven properties were deemed to be impaired and their carrying values were reduced to an estimated fair value of $118.9 million, resulting in impairment charges of $20.1 million. The Company estimates fair values using Level 3 inputs and using a combined income and market approach, specifically using discounted cash flow analysis and recent comparable sales transactions. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgment and to make certain key assumptions, including, but not limited to, the following: (1) terminal capitalization rates; (2) discount rates; (3) the number of years the property will be held; (4) property operating expenses; and (5) re-leasing assumptions, including the number of months to re-lease, market rental income and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and the future performance and sustainability of the Company’s tenants. For the Company’s impairment tests for the real estate assets during the three months ended March 31, 2020, the Company used a range of discount rates from 7.9% to 9.7% and terminal capitalization rates from 7.4% to 9.2%. The following table presents the impairment charges by asset class recorded during the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
Asset class impaired:
Land	$2,925	$2,527
Buildings, fixtures and improvements	8,264	17,107
Intangible lease assets	497	482
Intangible lease liabilities	(10)	(43)
Total impairment loss	$11,676	$20,073
NOTE 4 — REAL ESTATE ASSETS
Property Acquisitions
During the three months ended March 31, 2020 and 2019, the Company did not acquire any properties.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

2020 Property Dispositions and Real Estate Assets Held for Sale
During the three months ended March 31, 2020, the Company disposed of 12 properties, consisting of nine retail properties and three anchored shopping centers, for an aggregate gross sales price of $129.0 million, resulting in proceeds of $126.6 million after closing costs and disposition fees due to CMFT Management or its affiliates, and a gain of $13.1 million. The Company has no continuing involvement with these properties. The gain on sale of real estate is included in gain on disposition of real estate, net in the condensed consolidated statements of operations. The disposition of these properties did not qualify to be reported as discontinued operations since the disposition did not represent a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the operating results of these disposed properties are reflected in the Company’s results from continuing operations for all periods presented through their respective date of disposition.
As of March 31, 2020, there were two properties classified as held for sale with a carrying value of $8.0 million included in assets held for sale in the accompanying condensed consolidated balance sheets. The Company has mortgage notes payable of $5.0 million that are related to the held for sale properties, which the Company expects to repay in connection with the disposition of the underlying held for sale properties.
2020 Impairment
The Company performs quarterly impairment review procedures, primarily through continuous monitoring of events and changes in circumstances that could indicate that the carrying value of certain of its real estate assets may not be recoverable. See Note 2 — Summary of Significant Accounting Policies for a discussion of the Company’s accounting policies regarding impairment of real estate assets.
During the three months ended March 31, 2020, seven properties totaling approximately 414,000 square feet with a carrying value of $64.3 million were deemed to be impaired and their carrying values were reduced to an estimated fair value of $52.6 million, resulting in impairment charges of $11.7 million, which were recorded in the condensed consolidated statements of operations. See Note 3 — Fair Value Measurements for a further discussion regarding these impairment charges.
2019 Property Dispositions
During the three months ended March 31, 2019, the Company disposed of 34 properties, consisting of 31 retail properties and three anchored shopping centers, excluding a related outparcel of land, for an aggregate gross sales price of $124.3 million, resulting in proceeds of $120.7 million after closing costs and disposition fees due to CMFT Management or its affiliates, and a gain of $9.9 million. The Company has no continuing involvement with these properties. The gain on sale of real estate is included in gain on disposition of real estate, net in the condensed consolidated statements of operations. The disposition of these properties did not qualify to be reported as discontinued operations since the disposition did not represent a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the operating results of these disposed properties are reflected in the Company’s results from continuing operations for all periods presented through their respective date of disposition.
2019 Impairment
During the three months ended March 31, 2019, seven properties totaling approximately 1.1 million square feet with a carrying value of $139.0 million were deemed to be impaired and their carrying values were reduced to an estimated fair value of $118.9 million, resulting in impairment charges of $20.1 million, which were recorded in the condensed consolidated statements of operations. See Note 3 — Fair Value Measurements for a further discussion regarding these impairment charges.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

NOTE 5 — INTANGIBLE LEASE ASSETS AND LIABILITIES
Intangible lease assets and liabilities consisted of the following as of March 31, 2020 and December 31, 2019 (in thousands, except weighted average life remaining):

	March 31, 2020	December 31, 2019
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $124,103 and $111,670, respectively (with a weighted average life remaining of 10.0 years and 10.4 years, respectively)
	$164,232	$164,724
Acquired above-market leases, net of accumulated amortization of $22,040 and $19,310, respectively (with a weighted average life remaining of 7.5 years and 7.9 years, respectively)
	17,674	17,423
Total intangible lease assets, net	$181,906	$182,147
Intangible lease liabilities:
Acquired below-market leases, net of accumulated amortization of $30,237 and $25,800, respectively (with a weighted average life remaining of 7.0 years and 7.3 years, respectively)
	$20,161	$20,523
Amortization of the above-market leases is recorded as a reduction to rental and other property income, and amortization expense for the in-place leases and other intangibles is included in depreciation and amortization in the accompanying condensed consolidated statements of operations. Amortization of below-market leases is recorded as an increase to rental and other property income in the accompanying condensed consolidated statements of operations. The following table summarizes the amortization related to the intangible lease assets and liabilities for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
In-place lease and other intangible amortization	$5,940	$9,474
Above-market lease amortization	$908	$1,290
Below-market lease amortization	$1,399	$1,816
As of March 31, 2020, the estimated amortization relating to the intangible lease assets and liabilities is as follows (in thousands):

	Amortization
	In-Place Leases and Other Intangibles	Above-Market Leases	Below-Market Leases
Remainder of 2020	$16,565	$2,151	$3,763
2021	19,541	2,330	3,129
2022	18,088	2,138	2,609
2023	16,021	1,868	2,198
2024	14,211	1,410	1,650
Thereafter	79,806	7,777	6,812
Total	$164,232	$17,674	$20,161

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

NOTE 6 — LOANS HELD-FOR-INVESTMENT
The Company’s loans held-for-investment consisted of the following as of March 31, 2020 and December 31, 2019 (dollar amounts in thousands):

	As of March 31,	As of December 31,
	2020	2019
Mezzanine loans	$140,061	$146,060
Senior loans	153,870	152,820
Total CRE loans-held-for-investment and related receivables, net	293,931	298,880
Broadly syndicated loans	333,449	2,750
Loans-held-for-investment and related receivables, net	627,380	301,630

Less: Allowance for credit losses	(19,779)	—
Total loans-held-for-investment and related receivables, net	$607,601	$301,630
During the three months ended March 31, 2020, the Company acquired 112 broadly syndicated loans with a net book value of $330.7 million. As of March 31, 2020, the Company’s broadly syndicated loans consisted of 113 loans with a net book value of $333.4 million with a weighted average years to maturity of 5.2 years and a weighted average interest rate of 4.5%. As of March 31, 2020, the Company had $55.6 million of unsettled broadly syndicated loan purchases included in cash and cash equivalents in the accompanying condensed consolidated balance sheet.
As of March 31, 2020, the Company had $15.4 million of unfunded commitments related to Commercial Real Estate (“CRE”) loans held-for-investment, the funding of which is subject to the satisfaction of borrower milestones. These commitments are not reflected in the accompanying condensed consolidated balance sheet. During the year ended December 31, 2019, the borrower on the Company’s eight mezzanine loans, which represent approximately 3.9% of total assets as of March 31, 2020, became delinquent on certain required reserve payments. During the three months ended March 31, 2020, the borrower remained delinquent on the required reserve payments and became delinquent on principal and interest; as a result, the Company recorded an allowance for credit losses on its mezzanine loans of $14.5 million, which is the difference between the fair value of the collateral and the amortized cost basis of the loans. The mezzanine loans are secured by condominium properties in New York. See further discussion below on the Company’s allowance for credit losses.
The following table details overall statistics for the Company’s CRE loans held-for-investment as of March 31, 2020 and December 31, 2019 (dollar amounts in thousands):

	As of March 31,	As of December 31,
	2020	2019
Number of loans	11	11
Principal balance (1)	$291,909	$297,357
Net book value	$278,581	$298,880
Weighted-average interest rate (1)	9.2%	8.9%
Weighted-average maximum years to maturity (2)	2.7	2.9
____________________________________

(1)	As of March 31, 2020, 100% of the Company’s loans by principal balance earned a floating rate of interest, primarily indexed to U.S. dollar LIBOR.

(2)	Maximum maturity date assumes all extension options are exercised by the borrower; however, the Company’s loans may be repaid prior to such date.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

Activity relating to the Company’s loans held-for-investment portfolio was as follows (dollar amounts in thousands):

	Principal Balance	Deferred Fees / Other Items (1)	Loan Fees Receivable	Net Book Value
Balance, December 31, 2019	$300,135	$(6,047)	$7,542	$301,630
Loan originations and acquisitions	332,497	(2)	2	332,497
Principal repayments received	(6,853)	—	—	(6,853)
Capitalized interest (2)	539	—	—	539
Deferred fees and other items	—	(941)	(73)	(1,014)
Accretion and amortization of fees and other items	—	581	—	581
Allowance for credit losses	—	(19,779)	—	(19,779)
Balance, March 31, 2020	$626,318	$(26,188)	$7,471	$607,601
____________________________________

(1)	Other items primarily consist of purchase discounts or premiums, accretion of exit fees and deferred origination expenses.

(2)	Represents accrued interest on loans whose terms do not require a current cash payment of interest.
Allowance for Credit Losses
The allowance for credit losses reflects the Company’s current estimate of potential credit losses related to the loans held-for-investment included in our condensed consolidated balance sheets. Refer to Note 2 — Summary of Significant Accounting Policies for further discussion of the Company’s allowance for credit losses.
The following table presents the activity in our allowance for credit losses by loan type for the three months ended March 31, 2020 (dollar amounts in thousands):

	Mezzanine Loans	Senior Loans	Broadly Syndicated Loans	Total
Allowance for credit losses as of December 31, 2019	$—	$—	$—	$—
Transition adjustment on January 1, 2020	1,494	468	40	2,002
Provision for credit losses	13,047	341	4,389	17,777
Allowance for credit losses as of March 31, 2020	$14,541	$809	$4,429	$19,779
The Company’s initial allowance for credit losses against the loans held-for-investment of $2.0 million recorded on January 1, 2020 is reflected as a direct charge to retained earnings on the Company’s condensed consolidated statements of stockholders’ equity; however subsequent changes to the allowance for credit losses are recognized through net income on the Company’s condensed consolidated statements of operations. During the three months ended March 31, 2020, the Company recorded a $17.8 million increase in allowance for credit losses related to its loans held-for-investment, bringing the total allowance for credit losses to $19.8 million as of March 31, 2020.
NOTE 7 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. As of March 31, 2020, the Company had three executed interest rate swap agreements. The following table summarizes the terms of the Company’s executed interest rate swap agreements designated as hedging instruments as of March 31, 2020 and December 31, 2019 (dollar amounts in thousands):

		Outstanding Notional				Fair Value of Liabilities as of
	Balance Sheet	Amount as of	Interest	Effective	Maturity	March 31,	December 31,
	Location	March 31, 2020	Rates (1)	Dates	Dates	2020	2019 (2)
Interest Rate Swaps	Derivative liabilities, deferred rental income and other liabilities	$871,666	2.55% to 4.02%	3/14/2016 to 8/15/2018	3/15/2021 to 7/1/2021	$(13,743)	$(4,181)
____________________________________

(1)	The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of March 31, 2020.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

(2)
As of December 31, 2019, the Company had two interest rate swap agreements in an asset position with a notional amount of $60.0 million and a fair value of $261,000 included in prepaid expenses and other assets on the condensed consolidated balance sheets.

Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the derivative instruments that are designated as hedges is recorded in other comprehensive loss, with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the three months ended March 31, 2020, the amount of loss reclassified from other comprehensive loss as an increase to interest expense was $977,000. For the three months ended March 31, 2019, the amount of gain reclassified from other comprehensive loss as a decrease to interest expense was $1.5 million. During the next 12 months, the Company estimates that $13.7 million will be reclassified from other comprehensive loss as an increase to interest expense. The Company includes cash flows from interest rate swap agreements in net cash flows provided by operating activities on its condensed consolidated statements of cash flows, as the Company’s accounting policy is to present cash flows from hedging instruments in the same category in its condensed consolidated statements of cash flows as the category for cash flows from the hedged items.
The Company has agreements with each of its derivative counterparties that contain provisions whereby if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value, inclusive of interest payments and accrued interest, of $14.2 million at March 31, 2020. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of March 31, 2020.
NOTE 8 — CREDIT FACILITIES AND NOTES PAYABLE
As of March 31, 2020, the Company had $1.6 billion of debt outstanding, including net deferred financing costs, with a weighted average years to maturity of 2.3 years and a weighted average interest rate of 3.8%. The weighted average years to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date. Should a loan not be repaid by its scheduled repayment date, the applicable interest rate will increase as specified in the respective loan agreement.
The following table summarizes the debt balances as of March 31, 2020 and December 31, 2019, and the debt activity for the three months ended March 31, 2020 (in thousands):

		During the Three Months Ended March 31, 2020
	Balance as of December 31, 2019	Debt Issuances & Assumptions (1)	Repayments & Modifications (2)		Accretion and (Amortization)	Balance as of March 31, 2020
Fixed rate debt	$726,261	$—	$(97,129)		$—	$629,132
Credit facilities	885,000	100,000	—		—	985,000
Total debt	1,611,261	100,000	(97,129)		—	1,614,132
Net premiums (3)	241	—	—		(23)	218
Deferred costs – credit facility (4)	(3,933)	—	—		445	(3,488)
Deferred costs – fixed rate debt	(2,709)	—	177	(5)	298	(2,234)
Total debt, net	$1,604,860	$100,000	$(96,952)		$720	$1,608,628
____________________________________

(1)	Includes deferred financing costs incurred during the period.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

(2)	In connection with the repayment of certain mortgage notes, the Company recognized a loss on extinguishment of debt of $4.4 million during the three months ended March 31, 2020.
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
Notes Payable
As of March 31, 2020, the fixed rate debt outstanding of $629.1 million included $60.0 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rates per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 2.6% to 5.0% per annum. The fixed rate debt outstanding matures on various dates from April 1, 2020 through May 10, 2024. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $1.1 billion as of March 31, 2020. Each of the mortgage notes payable comprising the fixed rate debt is secured by the respective properties on which the debt was placed. Subsequent to March 31, 2020, the Company repaid $68.2 million of mortgage notes that matured on various dates from April 1, 2020 to May 1, 2020. With respect to the remaining $85.5 million of debt maturing within the next 12 months following the date these financial statements are issued, the Company believes cash on hand, proceeds from real estate asset dispositions, net cash provided by operations, borrowings available under the Credit Facility or the entry into new financing arrangements will be sufficient in order to meet its debt obligations.
Credit Facilities
The Company has a second amended and restated unsecured credit agreement (the “Second Amended and Restated Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent (“JPMorgan Chase”), and the other lenders party thereto that provides for borrowings of up to $1.24 billion as of March 31, 2020, which included a $885.0 million unsecured term loan (the “Term Loan”) and up to $350.0 million in unsecured revolving loans (the “Revolving Loans” and, collectively with the Term Loan, the “Credit Facility”). The Term Loan matures on March 15, 2022 and the Revolving Loans mature on March 15, 2021; however, the Company has the right to extend the maturity date of the Revolving Loans to March 15, 2022.
Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month LIBOR multiplied by the statutory reserve rate (the “Eurodollar Rate”) plus an interest rate spread ranging from 1.65% to 2.25% or (ii) a base rate, ranging from 0.65% to 1.25%, plus the greater of: (a) JPMorgan Chase’s Prime Rate; (b) the Federal Funds Effective Rate (as defined in the Second Amended and Restated Credit Agreement) plus 0.50%; or (c) the one-month LIBOR multiplied by the statutory reserve rate plus 1.00%. As of March 31, 2020, there were no amounts outstanding under the Revolving Loans. As of March 31, 2020, the Term Loan outstanding totaled $885.0 million, $811.7 million of which is subject to interest rate swap agreements (the “Swapped Term Loan”). The interest rate swap agreements had the effect of fixing the Eurodollar Rate per annum of the Swapped Term Loan at an all-in rate of 4.0%. As of March 31, 2020, the Company had $885.0 million outstanding under the Credit Facility at a weighted average interest rate of 3.9% and $349.4 million in unused capacity, subject to borrowing availability. The Company had available borrowings of $64.5 million as of March 31, 2020.
The Second Amended and Restated Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Second Amended and Restated Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to the sum of (i) $2.0 billion plus (ii) 75% of the equity issued minus (iii) the aggregate amount of any redemptions or similar transaction from the date of the Second Amended and Restated Credit Agreement, a leverage ratio less than or equal to 60%, a fixed charge coverage ratio greater than 1.50, an unsecured debt to unencumbered asset value ratio equal to or less than 60%, an unsecured debt service coverage ratio greater than 1.75, a secured debt ratio equal to or less than 40% and the amount of secured debt that is recourse debt at no greater than 15% of total asset value. The Company believes it was in compliance with the financial covenants under the Second Amended and Restated Credit Agreement, as well as the financial covenants under the Company’s various fixed and variable rate debt agreements, as of March 31, 2020, with the exception of one mortgage note where the Company failed to meet the debt service coverage ratio covenant under the mortgage at March 31, 2020. Pursuant to the loan agreement, non-compliance with the debt service coverage ratio covenant triggers a cash sweep of the underlying property’s operating cash flow. As of March 31, 2020, a cash sweep of the underlying property’s operating cash flow had not been initiated.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

On December 31, 2019 (the “Closing Date”), CMFT Corporate Credit Securities, LLC, an indirect wholly-owned, bankruptcy-remote subsidiary of the Company, entered into a revolving credit and security agreement (the “Credit and Security Agreement”) with the lenders from time to time parties thereto, Citibank, N.A. (“Citibank”), as administrative agent, CMFT Securities Investments, LLC, a wholly-owned subsidiary of the Company, as equityholder and as collateral manager, Citibank (acting through its Agency & Trust division), as both a collateral agent and as a collateral custodian, and Virtus Group, LP, as collateral administrator. The Credit and Security Agreement provides for borrowings in an aggregate principal amount up to $500.0 million (the “Credit Securities Revolver”), which may be increased from time to time pursuant to the Credit and Security Agreement. As of March 31, 2020, the amounts borrowed and outstanding under the Credit Securities Revolver totaled $100.0 million at a weighted average interest rate of 2.6%.
Borrowings under the Credit and Security Agreement will bear interest equal to the three-month LIBOR for the relevant interest period, plus an applicable rate. The applicable rate is 1.70% per annum during the reinvestment period and 2.00% per annum during the amortization period (and, in each case, an additional 2.00% per annum following an event of default under the Credit and Security Agreement). The reinvestment period begins on the Closing Date and concludes on the earlier of (i) the date that is three years after the Closing Date, (ii) the final maturity date and (iii) the date on which the total assets under management of the Company and its wholly-owned subsidiaries is less than $1.25 billion (the “Reinvestment Period”). The final maturity date is the earliest to occur of: (i) the date that the Credit Securities Revolver is paid down and (ii) the second anniversary after the Reinvestment Period concludes. Borrowings under the Credit and Security Agreement are secured by substantially all of the assets held by CMFT Corporate Credit Securities, LLC, which shall primarily consist of broadly-syndicated senior secured loans subject to certain eligibility criteria under the Credit and Security Facility.
Maturities
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt subsequent to March 31, 2020 (in thousands):

Principal Repayments
Remainder of 2020	$115,548
2021	97,701
2022	913,963
2023	319,155
2024	167,765
Thereafter	—
Total	$1,614,132
NOTE 9 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the three months ended March 31, 2020 and 2019 are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$16,463	$16,518
Accrued capital expenditures	$87	$13
Accrued deferred financing costs	$8	$—
Interest income capitalized to loans held-for-investment	$539	$2,643
Common stock issued through distribution reinvestment plan	$19,231	$21,247
Change in fair value of interest rate swaps	$(9,823)	$(5,316)
Supplemental Cash Flow Disclosures:
Interest paid	$15,665	$24,536
Cash paid for taxes	$138	$94

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

NOTE 10 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation and claims. The Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or of which the Company’s properties are the subject.
Unfunded Commitments
As of March 31, 2020, the Company had $15.4 million of unfunded commitments related to its existing CRE loans held-for-investment. These commitments are not reflected in the accompanying condensed consolidated balance sheet.
Unsettled Broadly Syndicated Loans
As of March 31, 2020, the Company had $55.6 million of unsettled broadly syndicated loan acquisitions included in cash and cash equivalents in the accompanying condensed consolidated balance sheet, of which $38.6 million settled subsequent to March 31, 2020.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

Incentive compensation
Pursuant to the Management Agreement, beginning on August 20, 2019, CMFT Management is entitled to receive incentive compensation, payable with respect to each quarter, which is generally equal to the excess of (a) the product of (i) 20% and (ii) the excess of (A) Core Earnings (as defined in the Management Agreement) of the Company for the previous 12-month period, over (B) the product of (1) the Company’s Consolidated Equity (as defined in the Management Agreement) in the previous 12-month period, and (2) 7% per annum, over (b) the sum of any incentive compensation paid to CMFT Management with respect to the first three calendar quarters of such previous 12-month period (or such lesser number of completed calendar quarters preceding the applicable period, if applicable). During the three months ended March 31, 2020 and 2019, no incentive compensation fees were incurred.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

Subordinated performance fees
Pursuant to the Prior Advisory Agreement, through August 20, 2019, if the Company was sold or its assets were liquidated, CMFT Management was entitled to receive a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after stockholders received, from regular distributions plus special distributions paid from proceeds of such sale, a return of their net capital invested and an 8.0% annual cumulative, non-compounded return. Alternatively through August 20, 2019, if the Company’s shares were listed on a national securities exchange, CMFT Management was entitled to a subordinated performance fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing, exceeded the sum of the total amount of capital raised from stockholders and the amount of distributions necessary to generate an 8.0% annual cumulative, non-compounded return to stockholders. As an additional alternative, upon termination of the Prior Advisory Agreement, CMFT Management was entitled to a subordinated performance fee similar to the fee to which CMFT Management would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination. During the three months ended March 31, 2020 and 2019, no subordinated performance fees were incurred related to any such events.
The Company recorded fees and expense reimbursements as shown in the table below for services provided by CMFT Management or its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Management fees and expenses	$11,090	$—
Acquisition fees and expenses	$127	$186
Disposition fees	$341	$801
Advisory fees and expenses	$—	$10,019
Operating expenses	$810	$974
Of the amounts shown above, $12.6 million and $5.1 million had been incurred, but not yet paid, for services provided by CMFT Management or its affiliates in connection with the acquisition, disposition and operating activities during the three months ended March 31, 2020 and 2019, respectively, and such amounts were recorded as liabilities of the Company as of such dates.
Due to Affiliates
As of March 31, 2020 and December 31, 2019, $12.6 million and $14.5 million, respectively, had been incurred primarily for management fees, operating expenses and disposition fees by CMFT Management or its affiliates, but had not yet been reimbursed by the Company. These amounts were included in due to affiliates in the condensed consolidated balance sheets for such periods.
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
NOTE 13 — STOCKHOLDERS’ EQUITY
Equity-Based Compensation
On August 10, 2018, the Board approved the adoption of the Company’s 2018 Equity Incentive Plan (the “Plan”), under which 400,000 of the Company’s common shares were reserved for issuance and share awards of approximately 367,500 are available for future grant as of March 31, 2020.
As of March 31, 2020, the Company has granted awards of approximately 6,500 restricted shares to each of the independent members of the Board (approximately 32,500 restricted shares in aggregate) under the Plan. As of March 31, 2020,

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

14,000 of the restricted shares had vested based on one year of continuous service. The remaining 18,500 restricted shares issued had not vested or been forfeited as of March 31, 2020. The fair value of the Company’s share awards is determined using the Company’s NAV per share on the date of grant. Compensation expense related to these restricted shares is recognized over the vesting period. The Company recorded compensation expense of $40,000 and $32,000 for the three months ended March 31, 2020 and 2019, respectively, related to these restricted shares which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. As of March 31, 2020, there was $80,000 of total unrecognized compensation expense related to shares, which will be recognized ratably over the remaining period of service prior to October 2020.
NOTE 14 — LEASES
The Company’s real estate assets are leased to tenants under operating leases for which the terms, expirations and extension options vary. The Company’s operating leases do not convey to the lessee the right to purchase the underlying asset upon expiration of the lease period. To determine whether a contract contains a lease, the Company reviews contracts to determine if the agreement conveys the right to control the use of an asset. The Company accounts for lease and non-lease components as a single, combined operating lease component. Non-lease components primarily consist of maintenance services, including CAM, real estate taxes, insurance and utilities paid for by the lessor but consumed by the lessee. Non-lease components are considered to be variable rental and other property income and are recognized in the period incurred.
As of March 31, 2020, the leases had a weighted-average remaining term of 8.5 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As of March 31, 2020, the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, was as follows (in thousands):

Future Minimum Rental Income
Remainder of 2020	$167,817
2021	212,996
2022	201,032
2023	182,434
2024	162,681
Thereafter	1,046,488
Total	$1,973,448
A certain amount of the Company’s rental and other property income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the three months ended March 31, 2020 and 2019, the amount of the contingent rent earned by the Company was not significant.
Rental and other property income during the three months ended March 31, 2020 and 2019 consisted of the following (in thousands):

	Three Months Ended March 31,
	2020	2019
Fixed rental and other property income (1)	$56,673	$89,765
Variable rental and other property income (2)	$11,763	$14,997
Total rental and other property income	$68,436	$104,762
__________________________________

(1)
Consists primarily of fixed contractual payments from operating leases with tenants recognized on a straight-line basis over the lease term, including amortization of acquired above- and below-market leases.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

(2)	Consists primarily of tenant reimbursements for recoverable real estate taxes and property operating expenses, and percentage rent, net of bad debt expense.
The Company has one property subject to a non-cancelable operating ground lease with a remaining term of 13.4 years. Upon initial adoption of ASC 842, the Company recognized a lease liability (in deferred rental income and other liabilities) and a related ROU asset (in prepaid expenses, derivative assets and other assets) of $2.7 million in the condensed consolidated balance sheets. The lease liability and ROU asset were initially measured at the present value of the future minimum lease payments using a discount rate of 4.3%. This reflects the Company’s incremental borrowing rate, which was calculated based on the interest rate the Company would incur to borrow on a fully collateralized basis over a term similar to the lease.
The Company recognized $63,000 of ground lease expense during the three months ended March 31, 2020, of which $61,000 was paid in cash during the period it was recognized. As of March 31, 2020, the Company’s scheduled future minimum rental payments related to its operating ground lease is approximately $188,000 for the remainder of 2020, $250,000 annually for 2021 through 2025, and $1.9 million thereafter through the maturity date of the lease in August 2033.
NOTE 15 — SUBSEQUENT EVENTS
COVID-19 Update
The global outbreak of COVID-19 continues to adversely impact commercial activity and has contributed to significant volatility in financial markets. The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of the Company’s business. The extent to which this pandemic could affect the Company’s financial condition, liquidity, and results of operations is difficult to predict and depends on evolving factors, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The magnitude of the outbreak will depend on factors beyond the Company’s control including actions taken by local, state and federal agencies, non-governmental organizations, the medical community, the Company’s tenants, and others. Due to these uncertainties, the Company is unable to predict the impact that the COVID-19 pandemic will have on the Company’s financial condition, results of operations and cash flows in future periods or the impact that COVID-19 will have on the Company’s tenants and other business partners; however, any material effect on these parties could adversely impact the Company. From late March through May 8, 2020, the Company received several short term rent relief requests, most often in the form of rent deferral requests, or requests for further discussion from tenants, totaling approximately $8.7 million of monthly base rent. The Company has not reached any agreements with any of its tenants in regard to rental relief.
Redemption of Shares of Common Stock
Subsequent to March 31, 2020, the Company redeemed approximately 2.5 million shares pursuant to the Company’s share redemption program for $19.0 million (at an average price per share of $7.77). Management, in its discretion, limited the amount of shares redeemed for the three months ended March 31, 2020 to an amount equal to the net proceeds the Company received from the sale of shares in the DRIP Offerings during the respective period. The remaining redemption requests received during the three months ended March 31, 2020 totaling approximately 21.3 million shares went unfulfilled.
Notes Payable
Subsequent to March 31, 2020, the Company repaid $68.2 million of mortgage notes that matured on various dates from April 1, 2020 to May 1, 2020.
Credit Facilities
Subsequent to March 31, 2020, the Company borrowed $110.0 million on the Revolving Loans to increase cash liquidity and $36.5 million under the Credit Securities Revolver. The Credit Securities Revolver bears interest equal to the three-month LIBOR for the relevant interest period, plus an applicable rate of 1.70% per annum during the Reinvestment Period and 2.00% per annum during the amortization period, as discussed in Note 8 — Credit Facilities and Notes Payable.
Broadly Syndicated Loans
Subsequent to March 31, 2020, the Company settled acquisitions of broadly syndicated loans totaling $41.9 million.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

Second Amended and Restated Distribution Reinvestment Plan
Subsequent to March 31, 2020, the Board approved and adopted a Second Amended and Restated Distribution Reinvestment Plan (the “Amended DRIP”). The Amended DRIP is effective as of May 15, 2020. The Amended DRIP amends and restates the Company’s Amended and Restated Distribution Reinvestment Plan (the “Plan”) and, among other changes, (i) provides that the Plan may be suspended at any time by majority vote of the Board without prior notice to Plan participants if the Board believes such action is in the best interest of the Company and its stockholders, and (ii) clarifies that the Company may provide notice of any amendment, supplement, suspension or termination of the Plan by including such information in a Current Report on Form 8-K or in its annual or quarterly reports filed with the SEC or in a separate mailing to Plan participants.
Amended Share Redemption Program
Subsequent to March 31, 2020, the Board approved and adopted an Amended and Restated Share Redemption Program (the “Amended Share Redemption Program”). The Amended Share Redemption Program is effective as of June 1, 2020. The Amended Share Redemption Program amends and restates the Company’s Share Redemption Program (the “Program”) and, among other changes, replaces the requirement for advance notice of any modification, suspension or termination of the Program with a provision that the Board may amend the terms of, suspend or terminate the Amended Share Redemption Program at any time in its sole discretion if it believes that such action is in the best interest of the Company and its stockholders, and that any material modifications or suspension of the Amended Share Redemption Program will be disclosed to stockholders as promptly as practicable in the Company’s reports filed with the SEC and via its website. The Amended Share Redemption Program also clarifies the types of stockholders whose share redemption requests are eligible to qualify for the special treatment that may be afforded in event of the death of a stockholder, as well as the process for such redemptions, and extends the time during which notice of any stockholder death must be given in connection with any such redemption requests, from 270 days to 12 months.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. Certain risks may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a complete discussion of such risk factors, see Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in “Part I — Financial Information” of this Quarterly Report on Form 10-Q, including the notes to the condensed consolidated financial statements contained therein, and the terms “we,” “us,” “our” and the “Company” refer to CIM Real Estate Finance Trust, Inc. (formerly known as Cole Credit Property Trust IV, Inc.)
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” (within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect our expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by the use of words such as “may,” “will,” “seek,” “expects,” “anticipates,” “believes,” “targets,” “intends,” “should,” “estimates,” “could,” “continue,” “assume,” “projects,” “plans” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. In addition, these risks and uncertainties include those associated with (i) the scope, severity and duration of the current pandemic of COVID‑19, and actions taken to contain the pandemic or mitigate its impact, (ii) the potential adverse effect of COVID-19 on the financial condition, results of operations, cash flows and performance of the Company and its tenants, the real estate market and the global economy and financial markets, among others, and (iii) general economic, market and other conditions. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or new information, future events or otherwise, except as may be required to satisfy our obligations under federal securities law. The forward-looking statements should be read in light of the risk factors identified in Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019.
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

•	We are subject to risks associated with bankruptcies or insolvencies of tenants or from tenant defaults generally.

•	We have substantial indebtedness, which may affect our ability to pay distributions and expose us to interest rate fluctuation risk and the risk of default under our debt obligations.

•	We are subject to risks associated with the incurrence of additional secured or unsecured debt.

•	We may not be able to maintain profitability.

•	We may not generate cash flows sufficient to pay our distributions to stockholders or meet our debt service obligations.

•	Our continued compliance with debt covenants depends on many factors and could be impacted by current or future economic conditions associated with COVID-19.

•	We may be affected by risks resulting from losses in excess of insured limits.

•	We may fail to remain qualified as a REIT for U.S. federal income tax purposes.

•	We may be unable to successfully reposition our portfolio or list our shares on a national securities exchange in the timeframe we expect or at all.

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
Overview
We were formed on July 27, 2010, and we elected to be taxed, and currently qualify, as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2012. We commenced our principal operations on April 13, 2012, when we satisfied the conditions of our escrow agreement regarding the minimum offering and issued approximately 308,000 shares of our common stock. We have no paid employees and are externally advised and managed by CMFT Management. CIM indirectly owns and/or controls CMFT Management; our dealer manager, CCO Capital; our property manager, CREI Advisors; and CCO Group.
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
Our operating results and cash flows are primarily influenced by rental and other property income from our commercial properties, interest expense on our indebtedness and acquisition and operating expenses. As 94.6% of our rentable square feet was under lease, including any month-to-month agreements, as of March 31, 2020, with a weighted average remaining lease term of 8.5 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors, including due to circumstances related to the outbreak of the COVID-19 pandemic. CMFT Management regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, any available credit rating agency reports on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If CMFT Management identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
We have primarily acquired core commercial real estate assets principally consisting of retail properties located throughout the United States. As of March 31, 2020, we owned 384 properties, comprising 18.4 million rentable square feet of commercial space located in 42 states.
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
As of March 31, 2020, our loan portfolio consisted of 124 loans with a net book value of $607.6 million. As of March 31, 2020, we had $55.6 million of unsettled broadly syndicated loan purchases included in cash and cash equivalents in the accompanying consolidated balance sheet.

Pursuant to our strategy, during the three months ended March 31, 2020, we disposed of 12 properties, encompassing 721,000 gross rentable square feet. As of March 31, 2020, our portfolio consisted of 325 retail properties, 56 anchored shopping centers and three industrial properties representing 33 industry sectors. See Note 4 — Real Estate Assets to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of the disposition of individual properties during the three months ended March 31, 2020.
COVID-19
We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business. The global spread of COVID-19 has created significant uncertainty and economic disruption, both in the near-term and potentially longer-term and has negatively impacted almost every industry directly or indirectly, including industries in which we and our tenants operate.
The extent to which this pandemic could affect our financial condition, liquidity, and results of operations is difficult to predict and depends on evolving factors, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The magnitude of the outbreak will depend on factors beyond our control including actions taken by local, state and federal agencies, non-governmental organizations, the medical community, our tenants, and others. Due to these uncertainties, we are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operation and cash flows in future periods or the impact that COVID-19 will have on our tenants and other business partners; however, any material effect on these parties could adversely impact us.
As of May 8, 2020, the Company had received April 2020 base rent payments from approximately 67.3% of its portfolio. In addition, the Company received several short-term rent relief requests, most often in the form of rent deferral requests, or requests for further discussion from tenants, totaling approximately $8.7 million of monthly base rent. In most cases where April 2020 base rent has not been paid, we have offered tenants temporary rent deferrals subject to further negotiation. Not all tenant requests will ultimately result in modification agreements, nor is the Company forgoing its contractual rights under its lease agreements. April collections and rent relief requests to-date may not be indicative of collections or requests in any future period. No abatement or modifications have been reached as of May 8, 2020.
We are actively managing our response to COVID-19 in collaboration with our tenants and business partners and are assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business. We intend to publish an updated estimated per share NAV on a quarterly, rather than an annual, basis going forward, until such time that we have greater visibility into the impact of the COVID-19 pandemic on our property valuations. Further, in order to manage the financial health of the Company, our Board is making its determinations with respect to the declaration of distributions on a monthly, instead of quarterly basis, and has approved and adopted an Amended DRIP and an Amended Share Redemption Program that, among other changes, provides that the Amended DRIP and the Amended Share Redemption Program may be suspended at any time by majority vote of the Board without prior notice if the Board believes such action is in the best interest of the Company and its stockholders. Subsequent to March 31, 2020, we borrowed $110.0 million on Revolving Loans in order to increase liquidity during this period of economic uncertainty. For further information regarding the impact of COVID-19 on the Company, see Part II, Item 1A titled “Risk Factors.”
Operating Highlights and Key Performance Indicators
2020 Activity

•	Acquired 112 broadly syndicated loans with a net book value of $330.7 million.

•	Disposed of 12 properties, consisting of nine retail properties and three anchored shopping centers, for an aggregate sales price of $129.0 million.

•	Increased total debt by $2.9 million.

•	Borrowed $110.0 million on the Revolving Loans to increase cash liquidity subsequent to March 31, 2020.
Portfolio Information
As of March 31, 2020, we owned 384 properties located in 42 states, the gross rentable square feet of which was 94.6% leased, including any month-to-month agreements, with a weighted average lease term remaining of 8.5 years. As of March 31, 2020, no single tenant accounted for greater than 10% of our 2020 annualized rental income. As of March 31, 2020, we had certain geographic and industry concentrations in our property holdings. In particular, 49 of our properties were located in California and 22 of our properties were located in Georgia, which accounted for 12% and 11%, respectively, of our 2020 annualized rental income. In addition, we had tenants in the sporting goods and home and garden industries, which accounted for 14% and 12%, respectively, of our 2020 annualized rental income.

The following table shows the property statistics of our real estate assets as of March 31, 2020 and 2019:

	As of March 31,
	2020	2019
Number of commercial properties	384	857
Rentable square feet (in thousands) (1)	18,381	25,637
Percentage of rentable square feet leased	94.6%	95.7%
Percentage of investment-grade tenants (2)	38.6%	38.4%
____________________________________

(1)	Includes square feet of buildings on land parcels subject to ground leases.

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

During the three months ended March 31, 2020 and 2019, the Company did not acquire any properties.
Results of Operations
Overview
We are not aware of any material trends or uncertainties, other than those listed in the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 and this Quarterly Report on Form 10-Q, the effects of the recent outbreak of COVID-19, and national economic conditions affecting real estate in general, that may reasonably be expected to have a material impact on our results from the acquisition, management and operation of properties. Currently, we are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows in future periods due to numerous uncertainties.
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

Comparison of the Three Months Ended March 31, 2020 and 2019
The following table reconciles net income, calculated in accordance with GAAP, to net operating income (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2020	2019	Change
Net income	$(12,175)	$8,851	$(21,026)
Loss on extinguishment of debt	4,382	—	4,382
Interest expense and other, net	15,767	25,892	(10,125)
Operating income	7,974	34,743	(26,769)

Gain on disposition of real estate, net	(13,110)	(9,940)	(3,170)
Provision for credit losses	17,777	—	17,777
Impairment	11,676	20,073	(8,397)
Depreciation and amortization	20,823	31,992	(11,169)
Transaction-related	252	191	61
Management and advisory fees and expenses	11,090	10,019	1,071
General and administrative	3,682	3,447	235
Interest income	(5,571)	(4,498)	(1,073)
Net operating income	$54,593	$86,027	$(31,434)
A total of 381 properties were acquired before January 1, 2019 and represent our “same store” properties during the three months ended March 31, 2020 and 2019. “Non-same store” properties, for purposes of the table below, includes properties acquired or disposed of on or after January 1, 2019. The following table details the components of net operating income broken out between same store and non-same store properties (dollar amounts in thousands):

	Total			Same Store			Non-Same Store
	For the Three Months Ended March 31,			For the Three Months Ended March 31,			For the Three Months Ended March 31,
	2020	2019	Change	2020	2019	Change	2020	2019	Change
Rental and other property income	$68,436	$104,762	$(36,326)	$66,741	$67,028	$(287)	$1,695	$37,734	$(36,039)

Property operating expenses	6,865	9,317	(2,452)	6,581	6,730	(149)	284	2,587	(2,303)
Real estate tax expenses	6,978	9,418	(2,440)	6,794	6,590	204	184	2,828	(2,644)
Total property operating expenses	13,843	18,735	(4,892)	13,375	13,320	55	468	5,415	(4,947)

Net operating income	$54,593	$86,027	$(31,434)	$53,366	$53,708	$(342)	$1,227	$32,319	$(31,092)
Loss on Extinguishment of Debt
The increase in loss on extinguishment of debt of $4.4 million for the three months ended March 31, 2020, as compared to the same period in 2019, was due to the termination of certain mortgage notes in connection with the disposition of the underlying properties during the three months ended March 31, 2020.
Interest Expense and Other, Net
Interest expense and other, net also includes amortization of deferred financing costs.
The decrease in interest expense and other, net, of $10.1 million for the three months ended March 31, 2020, as compared to the same period in 2019, was primarily due to a decrease in the average aggregate amount of debt outstanding from $2.5 billion as of March 31, 2019 to $1.6 billion as of March 31, 2020 as a result of debt repayments in connection with the disposition of the underlying properties. In addition, the weighted average interest rate decreased from 4.1% as of March 31, 2019 to 3.8% as of March 31, 2020.

Gain on Disposition of Real Estate, Net
The increase in gain on disposition of real estate, net, of $3.2 million during the three months ended March 31, 2020, as compared to the same period in 2019, was primarily due to the disposition of 12 properties for a gain of $13.1 million during the three months ended March 31, 2020 compared to the disposition of 34 properties for a gain of $9.9 million during the three months ended March 31, 2019.
Impairment
Impairments decreased $8.4 million during the three months ended March 31, 2020, as compared to the same period in 2019, due to seven properties that were deemed to be impaired, resulting in impairment charges of $11.7 million during the three months ended March 31, 2020, compared to seven properties that were deemed to be impaired, resulting in impairment charges of $20.1 million during the three months ended March 31, 2019.
Depreciation and Amortization
The decrease in depreciation and amortization of $11.2 million during the three months ended March 31, 2020, as compared to the same period in 2019, was primarily due to the disposition of 475 properties subsequent to March 31, 2019, offset by recognizing a full period of depreciation and amortization expenses on the one property acquired in 2019.
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
Transaction-related expenses remained generally consistent during the three months ended March 31, 2020, as compared to the same period in 2019.
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
The increase in management and advisory fees and expenses of $1.1 million during the three months ended March 31, 2020, as compared to the same period in 2019, was primarily due to the management fee we began paying CMFT Management beginning on August 20, 2019. During the three months ended March 31, 2020, we incurred management fees of $11.1 million.
General and Administrative Expenses
The primary general and administrative expense items are certain expense reimbursements to our advisor, escrow and trustee fees, state franchise and income taxes, office expenses and accounting fees.
The increase in general and administrative expenses of $235,000 for the three months ended March 31, 2020, compared to the same period in 2019, was primarily due to an increase in operating expense reimbursements to our advisor.
Interest income
The increase in interest income of $1.1 million for the three months ended March 31, 2020, compared to the same period in 2019, was due to the origination and acquisition of seven CRE loans held-for-investment and 113 broadly syndicated loans subsequent to March 31, 2019.

Net Operating Income
Same store property net operating income decreased $342,000 during the three months ended March 31, 2020, as compared to the same period in 2019. Decreased occupancy at 16 anchored shopping centers and five retail properties accounted for $847,000 of the net decrease in net operating income for the three months ended March 31, 2020. Overall same store occupancy was 94.6% as of March 31, 2020, compared to 94.7% as of March 31, 2019.
Non-same store property net operating income decreased $31.1 million during the three months ended 2020, as compared to the same period in 2019. The decrease is primarily due to the disposition of 475 properties subsequent to March 31, 2019.
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
As of March 31, 2020, we had distributions payable of $16.5 million. On April 29, 2020, our Board approved the declaration of a distribution for April 2020 at a rate of $0.013 per share, for stockholders of record as of April 30, 2020. Given the impact of the COVID-19 pandemic, our Board has decided to make a determination as to the amount and timing of distributions on a monthly, instead of a quarterly, basis until such time that we have greater visibility into the impact that the COVID-19 pandemic will have on our tenants’ ability to continue to pay rent on their leases on a timely basis or at all, the degree to which federal, state or local governmental authorities grant rent relief or other relief or amnesty programs applicable to our tenants, our ability to access the capital markets, and on the United States and worldwide financial markets and economy.
The following table presents distributions and sources of distributions for the periods indicated below (dollar amounts in thousands):

	Three Months Ended March 31,
	2020			2019
	Amount		Percent	Amount	Percent
Distributions paid in cash	$29,148		60%	$26,716	56%
Distributions reinvested	19,231		40%	21,247	44%
Total distributions	$48,379		100%	$47,963	100%
Sources of distributions:
Net cash provided by operating activities (1) (2)	$26,770		55%	$47,963	100%
Proceeds from the issuance of common stock	8,308	(3)	17%	—	—%
Proceeds from the issuance of debt	13,301	(4)	28%	—	—%
Total sources	$48,379		100%	$47,963	100%
____________________________________

(1)	Net cash provided by operating activities for the three months ended March 31, 2020 and 2019 was $17.1 million and $39.4 million, respectively.

(2)
Our distributions covered by cash flows from operating activities for the three months ended March 31, 2020 and 2019 include cash flows from operating activities in excess of distributions from prior periods of $9.6 million and $8.5 million, respectively.

(3)
In accordance with GAAP, certain real estate acquisition-related fees and expenses, such as expenses and fees incurred in connection with property acquisitions accounted for as business combinations, are expensed, and therefore reduce net cash flows from operating activities. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the three months ended March 31, 2020 include the amount by which real estate acquisition-related fees and expenses have reduced net cash flows from operating activities in those prior periods.

(4) Net proceeds on the credit facilities and notes payable for the three months ended March 31, 2020 was $2.9 million. Our distributions covered by proceeds from the issuance of debt for the three months ended March 31, 2020 include net proceeds on the credit facilities and notes payable from prior periods of $10.4 million.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares of common stock back to us, subject to certain conditions and limitations. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the Secondary DRIP Offering, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the Secondary DRIP Offering. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We received redemption requests of approximately 21.3 million shares for $165.8 million in excess of the net proceeds we received from the issuance of shares under the Secondary DRIP Offering during the three months ended March 31, 2020. Management, in its discretion, limited the amount of shares redeemed for the three months ended March 31, 2020 to an amount equal to net proceeds we received from the sale of shares pursuant to the Secondary DRIP Offering during the respective period. During the three months ended March 31, 2020, we received valid redemption requests under our share redemption program totaling approximately 23.8 million shares, of which we redeemed approximately 2.5 million shares subsequent to March 31, 2020 for $19.0 million at an average redemption price of $7.77 per share. The remaining redemption requests relating to approximately 21.3 million shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of our share redemption program then in effect. The share redemptions were funded with proceeds from the Secondary DRIP Offering.
Liquidity and Capital Resources
General
We are continuing to closely monitor the outbreak of COVID-19 and its impact on our business, tenants, operating partners and the economy as a whole. The magnitude and duration of the pandemic and its impact on our operations and liquidity is uncertain as of the filing date of our report. However, if the outbreak continues on its current trajectory, such impacts could be material.
We expect to utilize proceeds from real estate dispositions, cash flows from operations and future proceeds from secured or unsecured financing to complete future acquisitions and for general corporate uses. The sources of our operating cash flows will primarily be provided by the rental and other property income received from current and future leased properties.
Our Credit Facility provides for borrowings of up to $1.24 billion, which includes a $885.0 million unsecured Term Loan and up to $350.0 million in unsecured Revolving Loans. As of March 31, 2020, we had $349.4 million in unused capacity under the Credit Facility, subject to borrowing availability. We had available borrowings of $64.5 million as of March 31, 2020. As of March 31, 2020, we also had cash and cash equivalents of $240.9 million, which included $55.6 million of unsettled investment security purchases. Our Credit Securities Revolver provides for borrowings in an aggregate principal amount up to $500.0 million, which may be increased from time to time pursuant to the Credit and Security Agreement. As of March 31, 2020, the amounts borrowed and outstanding under the Credit Securities Revolver totaled $100.0 million.
Subject to potential credit losses in the remainder of 2020 due to customers that default on their leases, file bankruptcy and/or otherwise experience significant financial difficulty as a result of COVID-19, we expect to meet our short-term liquidity requirements through available cash, cash provided by property operations, proceeds from the DRIP Offering and borrowings from the Credit Facility or other sources. Subsequent to March 31, 2020, we borrowed $110.0 million on the Revolving Loans to increase cash liquidity. Additionally, given the impact of COVID-19, our Board has decided to make a determination as to the amount and timing of distributions on a monthly, instead of a quarterly, basis until such time that we have greater visibility into the impact that the COVID-19 pandemic will have on our property valuations. Subsequent to March 31, 2020, our Board approved and adopted an Amended DRIP and an Amended Share Redemption Program that, among other changes, respectively provide that the Amended DRIP and the Amended Share Redemption Program may be suspended at any time by majority vote of the Board without prior notice if the Board believes such action is in the best interest of the Company and its stockholders. See Note 15 — Subsequent Events to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion on the Amended DRIP and Amended Share Redemption Program.
As of March 31, 2020, we believe that we were in compliance with the financial covenants of the Credit Agreement, as well as the financial covenants under our various fixed and variable rate debt agreements, with the exception of one mortgage notes, as further discussed in Note 8 — Credit Facilities and Notes Payable. However, our continued compliance with these debt covenants depends on many factors, including rent collections, which is impacted by the current and future economic conditions related to COVID-19.
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for the acquisition of investment securities, real estate and real estate-related assets and the payment of acquisition-related fees and expenses, operating expenses, distributions, redemptions and interest and principal on current and any future debt financings, including principal repayments of $115.7 million within the next 12 months, $68.2 million of which was repaid subsequent to March 31, 2020. We expect to meet our short-term liquidity requirements through cash proceeds from real estate asset dispositions, net cash provided by operations and proceeds from the Secondary DRIP Offering, as well as secured or unsecured borrowings from banks and other lenders to finance our future acquisitions and loan originations. Operating cash flows are expected to increase as we complete future acquisitions. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months. Management intends to use the proceeds from the sale of its disposition of properties to, among other things, acquire additional high-quality net-lease properties and credit investments in furtherance of our investment objectives and for other general corporate purposes.
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
Contractual Obligations
As of March 31, 2020, we had debt outstanding with a carrying value of $1.6 billion and a weighted average interest rate of 3.8%. See Note 8 — Credit Facilities and Notes Payable to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.
Our contractual obligations as of March 31, 2020 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments — fixed rate debt	$629,132	$115,687	$127,119	$386,326	$—
Interest payments — fixed rate debt (2)	57,822	20,191	32,637	4,994	—
Principal payments — credit facilities (3)	985,000	—	885,000	100,000	—
Interest payments — credit facilities (4)	80,078	37,165	38,347	4,566	—
Total	$1,752,032	$173,043	$1,083,103	$495,886	$—
____________________________________

(1)	The table does not include amounts due to CMFT Management or its affiliates pursuant to our Management Agreement because such amounts are not fixed and determinable.

(2)
Principal payment amounts reflect actual payments based on the face amount of notes payable secured by our wholly-owned properties, which excludes the fair value adjustment, net of amortization, of mortgage notes assumed of $218,000 as of March 31, 2020.

(3)
As of March 31, 2020, the Term Loan outstanding totaled $885.0 million, $811.7 million of which is subject to interest rate swap agreements. As of March 31, 2020, the weighted average all-in interest rate for the Swapped Term Loan was 4.0%.

The remaining $73.3 million outstanding under the Credit Facility had a weighted average interest rate of 3.0% as of March 31, 2020. As of March 31, 2020, the amounts outstanding under the Credit Securities Revolver totaled $100.0 million and had a weighted average interest rate of 2.6% as of March 31, 2020.

(4)
As of March 31, 2020, we had $60.0 million of variable rate debt effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.

We expect to incur additional borrowings in the future to acquire additional properties and other real estate-related assets. There is no limitation on the amount we may borrow against any single improved property. Consistent with CMFT Management’s approach toward the moderate use of leverage, our Board has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. As of March 31, 2020, our ratio of debt to total gross assets net of gross intangible lease liabilities was 43.9% and our ratio of debt to the fair market value of our gross assets net of gross intangible lease liabilities was 43.2%. Fair market value is based on the estimated market value of our real estate assets as of December 31, 2019 that were used to determine our estimated per share NAV, and for those assets acquired from January 1, 2020 through March 31, 2020 is based on the purchase price.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to stockholders. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as premiums or discounts, financing and issuance costs, and related accumulated amortization, less all cash and cash equivalents. As of March 31, 2020, our net debt leverage ratio, which is the ratio of net debt to total gross real estate and related assets net of gross intangible lease liabilities, was 37.4%. The following table provides a reconciliation of the notes payable and credit facility, net balance, as reported on our condensed consolidated balance sheet, to net debt as of March 31, 2020 (dollar amounts in thousands):

Balance as of
March 31, 2020
Notes payable and credit facility, net	$1,608,628
Deferred costs and net premiums (1)	5,504
Less: Cash and cash equivalents	(240,872)
Net debt	$1,373,260
Gross real estate and related assets, net (2)	$3,675,681
Net debt leverage ratio	37.4%
______________________
(1) Deferred costs relate to mortgage notes payable and the term portion of the Credit Facility.
(2) Net of gross intangible lease liabilities. Includes gross assets held for sale and loans held-for-investment principal balance of $626.3 million.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities decreased by $22.3 million for the three months ended March 31, 2020, as compared to the same period in 2019. The change was primarily due to lower net income after non-cash adjustments due to the disposition of 475 properties subsequent to March 31, 2019. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities increased by $326.7 million for the three months ended March 31, 2020, as compared to the same period in 2019. The increase was primarily due to the investment in 113 broadly syndicated loans totaling $330.7 million, offset by an increase in proceeds from the disposition of real estate assets of $6.0 million during the three months ended March 31, 2020, compared to the same period in 2019.
Financing Activities. Net cash used in financing activities decreased by $114.2 million for the three months ended March 31, 2020, as compared to the same period in 2019. The change was primarily due to net proceeds on the credit facilities and notes payable of $2.9 million during the three months ended March 31, 2020, compared to net repayments on the Credit Facility and notes payable of $111.6 million during the three months ended March 31, 2019.

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
Critical Accounting Policies and Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We believe the following critical accounting policies govern the significant judgments and estimates used in the preparation of our financial statements, which should be read in conjunction with the more complete discussion of our accounting policies and procedures included in Note 2 — Summary of Significant Accounting Policies to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019. We consider our critical accounting policies to be the following:

•	Recoverability of Real Estate Assets; and

•	Allocation of Purchase Price of Real Estate Assets.
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2019. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2019 and related notes thereto.
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate assets may not be recoverable. Impairment indicators that we consider include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, all of which are heightened concerns as a result of the economic impact caused by the COVID-19 outbreak; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; or other circumstances. We continue to evaluate our portfolio to determine if anticipated holding periods for certain properties may materially differ from the initial intended holding periods for such properties, which could result in an impairment charge in the future.
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

Conflicts of Interest
Richard S. Ressler, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates, is the chairman of the board, chief executive officer and president of CCIT III and CIM Income NAV, a director of CCIT II and vice president of CMFT Management. One of our directors, Avraham Shemesh, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates, serves as the chairman of the board of CCIT II and CCPT V and as a director of CCIT III and CIM Income NAV, and is president and treasurer of CMFT Management. One of our directors, Elaine Y. Wong, who is a principal of CIM, also serves as a director of CCIT II, CCPT V and CIM Income NAV. One of our independent directors, W. Brian Kretzmer, also serves as an independent director of CCIT III and CIM Income NAV. Another one of our independent directors, Howard A. Silver, also serves as an independent director of CCIT III. Nathan D. DeBacker, our chief financial officer and treasurer, who is also an officer of other real estate programs sponsored by CCO Group, is a vice president of CMFT Management and is an officer of certain of its affiliates. In addition, affiliates of CMFT Management act as an advisor to CCPT V, CCIT II, CCIT III and CIM Income NAV, all of which are public, non-listed REITs sponsored or operated by CCO Group. As such, there may be conflicts of interest where CMFT Management or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for CIM or another real estate program sponsored or operated by CIM or CCO Group, including other real estate offerings in registration, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management, among others. The compensation arrangements between affiliates of CMFT Management and these other real estate programs sponsored or operated by CCO Group could influence the advice provided to us. See Part I, Item 1. Business — Conflicts of Interest in our Annual Report on Form 10-K for the year ended December 31, 2019.
Off-Balance Sheet Arrangements
As of March 31, 2020 and December 31, 2019, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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
Interest Rate Risk
As of March 31, 2020, we had variable rate debt of $173.3 million, excluding any debt subject to interest rate swap agreements, and therefore, we are exposed to interest rate changes in LIBOR. As of March 31, 2020, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $867,000 per year.
As of March 31, 2020, we had three interest rate swap agreements outstanding, which mature on various dates from March 2021 through July 2021, with an aggregate notional amount of $871.7 million and an aggregate fair value of the net derivative liability of $13.7 million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of March 31, 2020, an increase of 50 basis points in interest rates would result in a change of $4.1 million to the fair value of the net derivative liability, resulting in a net derivative liability of $9.6 million. A decrease of 50 basis points in interest rates would result in a $4.1 million change to the fair value of the net derivative liability, resulting in a net derivative liability of $17.8 million.
As the information presented above includes only those exposures that existed as of March 31, 2020, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2020 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2020, were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or to which our properties are the subject.

Item 1A.	Risk Factors
Except as set forth below, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019.
Pandemics or other health crises may adversely affect our business and/or operations, our tenants’ financial condition and the profitability of our properties.
Our business and/or operations and the businesses of our tenants could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis, such as the recent outbreak of COVID-19.
The risk, or public perception of the risk, of the COVID-19 outbreak and the associated “shelter-in-place” or “stay-at-home” orders or other quarantine mandates or public health guidance issued by local, state or federal authorities has adversely affected foot traffic to a number of our tenants’ businesses and our tenants’ ability to adequately staff their businesses. Such events have adversely impacted those tenants’ sales and/or have caused the temporary closure or slowdown of certain of our tenants’ businesses, particularly non-essential tenants, which have severely disrupted their operations and could have a material adverse effect on our business, financial condition and results of operations. Similarly, the potential effects of quarantined employees of office tenants may adversely impact their businesses and affect their ability to pay rent on a timely basis.
The extent to which COVID-19 will impact our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of COVID-19, the actions taken to contain COVID-19 or mitigate its impact, and the direct and indirect economic effects of COVID-19 and the related containment measures. Management will continue to monitor the impact to our business, financial condition, results of operations, cash flow, and occupancy. Accordingly, we cannot predict the significance, extent or duration of any adverse impact of COVID-19 on our business, financial condition, results of operations or cash flows for the fiscal year ending December 31, 2020. Moreover, certain risk factors set forth in the 2019 Annual Report should be interpreted as heightened risks as a result of the impact of COVID-19.
The declaration, amount and payment of future cash distributions on our common stock are subject to uncertainty due to current market conditions.
All distributions will be declared at the discretion of our Board and will depend on our earnings, our financial condition, REIT distribution requirements, and other factors as our Board may deem relevant from time to time. The economic impacts resulting from the COVID-19 pandemic could adversely affect our ability to pay distributions. Our Board is under no obligation or requirement to declare future distributions and will continue to assess our common stock distribution rate on an ongoing basis, as market conditions and our financial position continue to evolve. We cannot assure you that we will achieve results that will allow us to pay distributions on our common stock or that the level of distributions will be maintained to increased.
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

	Three Months Ended March 31, 2020			Year Ended December 31, 2019
	Amount		Percent	Amount	Percent
Distributions paid in cash	$29,148		60%	$112,083	58%
Distributions reinvested	19,231		40%	82,388	42%
Total distributions	$48,379		100%	$194,471	100%
Sources of distributions:
Net cash provided by operating activities (1) (2)	$26,770		55%	$194,471	100%
Proceeds from the issuance of common stock	8,308	(3)	17%	—	—%
Proceeds from the issuance of debt	13,301	(4)	28%	—	—%
Total sources	$48,379		100%	$194,471	100%
____________________________________

(1)	Net cash provided by operating activities for the three months ended March 31, 2020 and the year ended December 31, 2019 was $17.1 million and $188.6 million, respectively.

(2)
Our distributions covered by cash flows from operating activities for the three months ended March 31, 2020 and the year ended December 31, 2019 include cash flows from operating activities in excess of distributions from prior periods of $9.6 million and $5.9 million, respectively.

(3)
In accordance with GAAP, certain real estate acquisition-related fees and expenses, such as expenses and fees incurred in connection with property acquisitions accounted for as business combinations, are expensed, and therefore reduce net cash flows from operating activities. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the three months ended March 31, 2020 include the amount by which real estate acquisition-related fees and expenses have reduced net cash flows from operating activities in those prior periods.

(4) Net proceeds on the credit facilities and notes payable for the three months ended March 31, 2020 was $2.9 million. Our distributions covered by proceeds from the issuance of debt for the three months ended March 31, 2020 include net proceeds on the credit facilities and notes payable from prior periods of $10.4 million.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Our share redemption program permits our stockholders to sell their shares of common stock back to us, subject to significant conditions and limitations. Under our share redemption program, we will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the Secondary DRIP Offering, net of shares redeemed to date. In addition, generally we will limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the Secondary DRIP Offering. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We received redemption requests of approximately 21.3 million shares for $165.8 million in excess of the net proceeds we received from the issuance of shares under the Secondary DRIP Offering during the three months ended March 31, 2020. Management, in its discretion, limited the amount of shares redeemed for the three months ended March 31, 2020 to shares received from the Secondary DRIP Offering during the period. The estimated per share NAV of $7.77 determined by the Board as of December 31, 2019 serves as the most recent estimated value for purposes of the share redemption program, effective March 30, 2020, until such time as the Board determines a new estimated per share NAV.
In general, we redeem shares on a quarterly basis. During the three months ended March 31, 2020, we redeemed shares, including those redeemable due to death, as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 - January 31, 2020	—	$—		(1)
February 1, 2020 - February 29, 2020	2,255,723	$8.65	2,255,723	(1)
March 1, 2020 - March 31, 2020	314	$8.65	314	(1)
Total	2,256,037		2,256,037	(1)
____________________________________

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
Unregistered Sales of Equity Securities
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1
Articles of Amendment and Restatement of CIM Real Estate Finance Trust, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed August 20, 2019).

3.2	Amended and Restated Bylaws of CIM Real Estate Finance Trust, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed August 20, 2019).
4.1	Second Amended and Restated Distribution Reinvestment Plan (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed May 1, 2020).
31.1*	Certifications of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
Date: May 14, 2020