Form 10-Q
period 2020-06-30
CIM REAL ESTATE FINANCE TRUST, INC.
filed 2020-08-14
CIK 1498547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 10, 2020, there were approximately 309.4 million shares of common stock, par value $0.01 per share, of CIM Real Estate Finance Trust, Inc. outstanding.

CIM REAL ESTATE FINANCE TRUST, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands, except share and per share amounts) (Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Real estate assets:
Land	$742,208	$700,210
Buildings, fixtures and improvements	1,996,392	1,830,101
Intangible lease assets	323,983	313,127
Total real estate assets, at cost	3,062,583	2,843,438
Less: accumulated depreciation and amortization	(434,005)	(374,103)
Total real estate assets, net	2,628,578	2,469,335
Real estate-related securities	16,103	—
Loans held-for-investment and related receivables, net	626,079	301,630
Less: Allowance for credit losses	(27,684)	—
Total loans held-for-investment and related receivables, net	598,395	301,630
Cash and cash equivalents	336,142	466,024
Restricted cash	4,797	7,331
Rents and tenant receivables, net	67,558	58,374
Prepaid expenses and other assets	9,425	11,731
Deferred costs, net	2,172	2,301
Assets held for sale	1,165	351,897
Total assets	$3,664,335	$3,668,623
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facilities, notes payable and repurchase facility, net	$1,708,598	$1,604,860
Accrued expenses and accounts payable	22,439	22,038
Due to affiliates	13,796	14,458
Intangible lease liabilities, net	18,592	20,523
Distributions payable	4,990	16,510
Derivative liabilities, deferred rental income and other liabilities	21,582	19,448
Total liabilities	1,789,997	1,697,837
Commitments and contingencies
Redeemable common stock	170,912	180,838
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 490,000,000 shares authorized, 309,948,707 and 311,207,725 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	3,099	3,112
Capital in excess of par value	2,607,013	2,606,925
Accumulated distributions in excess of earnings	(895,508)	(816,181)
Accumulated other comprehensive loss	(11,178)	(3,908)
Total stockholders’ equity	1,703,426	1,789,948
Total liabilities, redeemable common stock and stockholders’ equity	$3,664,335	$3,668,623
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Rental and other property income	$60,103	$100,450	$128,539	$205,212
Interest income	7,193	5,079	12,764	9,577
Total revenues	67,296	105,529	141,303	214,789
Operating expenses:
General and administrative	4,235	3,293	7,917	6,740
Property operating	4,811	6,867	11,676	16,184
Real estate tax	6,748	9,444	13,726	18,862
Management and advisory fees and expenses	11,398	10,191	22,488	20,210
Transaction-related	330	1,517	582	1,708
Depreciation and amortization	19,696	30,142	40,519	62,134
Impairment	3,831	13,082	15,507	33,155
Provision for credit losses	7,905	—	25,682	—
Total operating expenses	58,954	74,536	138,097	158,993
Gain on disposition of real estate, net	3,791	3,460	16,901	13,400
Operating income	12,133	34,453	20,107	69,196
Other expense:
Interest expense and other, net	(15,509)	(25,447)	(31,276)	(51,339)
Loss on extinguishment of debt	(370)	—	(4,752)	—
Total other expense	(15,879)	(25,447)	(36,028)	(51,339)
Net (loss) income	(3,746)	9,006	(15,921)	17,857
Net income allocated to noncontrolling interest	—	33	—	67
Net (loss) income attributable to the Company	$(3,746)	$8,973	$(15,921)	$17,790
Weighted average number of common shares outstanding:
Basic and diluted	310,558,499	311,306,447	310,903,460	311,349,760
Net (loss) income per common share
Basic and diluted	$(0.01)	$0.03	$(0.05)	$0.06
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
 (in thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(3,746)	$9,006	$(15,921)	$17,857
Other comprehensive income (loss)
Unrealized gain on real estate-related securities	20	—	20	—
Unrealized loss on interest rate swaps	(805)	(7,957)	(11,610)	(11,801)
Amount of loss (gain) reclassified from other comprehensive income into income as interest expense and other, net	3,343	(1,274)	4,320	(2,751)
Total other comprehensive income (loss)	2,558	(9,231)	(7,270)	(14,552)

Comprehensive (loss) income	(1,188)	(225)	(23,191)	3,305
Comprehensive income allocated to noncontrolling interest	—	33	—	67
Comprehensive (loss) income attributable to the Company	$(1,188)	$(258)	$(23,191)	$3,238
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (in thousands, except share amounts) (Unaudited)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance as of January 1, 2020	311,207,725	$3,112	$2,606,925	$(816,181)	$(3,908)	$1,789,948
Cumulative effect of accounting changes	—	—	—	(2,002)	—	(2,002)
Issuance of common stock	2,223,298	22	19,209	—	—	19,231
Equity-based compensation	—	—	40	—	—	40
Distributions declared on common stock — $0.15 per common share	—	—	—	(48,332)	—	(48,332)
Redemptions of common stock	(2,256,037)	(22)	(19,492)	—	—	(19,514)
Changes in redeemable common stock	—	—	283	—	—	283
Comprehensive loss	—	—	—	(12,175)	(9,828)	(22,003)
Balance as of March 31, 2020	311,174,986	$3,112	$2,606,965	$(878,690)	$(13,736)	$1,717,651
Issuance of common stock	1,242,475	12	9,531	—	—	9,543
Equity-based compensation	—	—	40	—	—	40
Distributions declared on common stock — $0.04 per common share	—	—	—	(13,072)	—	(13,072)
Redemptions of common stock	(2,468,754)	(25)	(19,166)	—	—	(19,191)
Changes in redeemable common stock	—	—	9,643	—	—	9,643
Comprehensive (loss) income	—	—	—	(3,746)	2,558	(1,188)
Balance as of June 30, 2020	309,948,707	$3,099	$2,607,013	$(895,508)	$(11,178)	$1,703,426

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance as of January 1, 2019	311,381,396	$3,114	$2,607,330	$(804,617)	$11,023	$1,816,850
Issuance of common stock	2,267,609	22	21,225	—	—	21,247
Equity-based compensation	—	—	32	—	—	32
Distributions declared on common stock — $0.15 per common share	—	—	—	(47,963)	—	(47,963)
Redemptions of common stock	(2,318,505)	(23)	(21,701)	—	—	(21,724)
Changes in redeemable common stock	—	—	(67)	—	—	(67)
Comprehensive income (loss)	—	—	—	8,817	(5,321)	3,496
Balance as of March 31, 2019	311,330,500	$3,113	$2,606,819	$(843,763)	$5,702	$1,771,871
Issuance of common stock	2,436,153	25	21,048	—	—	21,073
Equity-based compensation	—	—	32	—	—	32
Distributions declared on common stock — $0.16 per common share	—	—	—	(48,487)	—	(48,487)
Redemptions of common stock	(2,440,984)	(25)	(21,090)	—	—	(21,115)
Changes in redeemable common stock	—	—	42	—	—	42
Comprehensive income (loss)	—	—	—	8,973	(9,231)	(258)
Balance as of June 30, 2019	311,325,669	$3,113	$2,606,851	$(883,277)	$(3,529)	$1,723,158
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands) (Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(15,921)	$17,857
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization, net	39,886	61,149
Amortization of deferred financing costs	2,034	2,639
Amortization of fair value adjustment of mortgage notes payable assumed	(45)	(44)
Amortization and accretion on deferred loan fees	(1,425)	(1,529)
Amortization of premiums and discounts of broadly syndicated loans, net	(206)	—
Amortization of premiums and discounts on real estate-related securities	12	—
Capitalized interest income	(539)	(2,643)
Equity-based compensation	80	64
Straight-line rental income	(2,083)	(3,338)
Write-offs for uncollectable lease-related receivables	5,870	330
Gain on disposition of real estate assets, net	(16,901)	(13,400)
Gain on sale of broadly syndicated loans	(223)	—
Amortization of gain on swap termination	(10)	(10)
Impairment of real estate assets	15,507	33,155
Provision for credit losses	25,682	—
Write-off of deferred financing costs	544	—
Changes in assets and liabilities:
Rents and tenant receivables	(12,958)	1,769
Prepaid expenses and other assets	2,045	(6,059)
Accounts payable and accrued expenses	1,427	2,428
Deferred rental income and other liabilities	(4,885)	(5,336)
Due to affiliates	(662)	(2,971)
Net cash provided by operating activities	37,229	84,061
Cash flows from investing activities:
Investment in real estate-related securities	(16,450)	—
Investment in broadly syndicated loans	(404,896)	—
Investment in real estate assets and capital expenditures	(7,171)	(2,866)
Origination and acquisition of loans held-for-investment, net	(1,165)	(62,761)
Principal payments received on loans held-for-investment	63,592	11,112
Principal payments received on real estate-related securities	355	—
Origination and exit fees received on loans held-for-investment	571	112
Net proceeds from disposition of real estate assets	157,198	159,052
Net proceeds from sale of broadly syndicated loans	19,842	—
Payment of property escrow deposits	(250)	—
Refund of property escrow deposits	250	—
Proceeds from the settlement of insurance claims	—	20
Net cash (used in) provided by investing activities	(188,124)	104,669
Cash flows from financing activities:
Redemptions of common stock	(38,705)	(42,839)
Distributions to stockholders	(44,150)	(54,663)
Proceeds from credit facilities and repurchase facility	320,992	239,500
Repayments of credit facilities and notes payable	(218,814)	(337,248)
Deferred financing costs paid	(844)	(48)
Distributions to noncontrolling interest	—	(150)
Net cash provided by (used in) financing activities	18,479	(195,448)
Net decrease in cash and cash equivalents and restricted cash	(132,416)	(6,718)
Cash and cash equivalents and restricted cash, beginning of period	473,355	19,674
Cash and cash equivalents and restricted cash, end of period	$340,939	$12,956
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$336,142	$3,399
Restricted cash	4,797	9,557
Total cash and cash equivalents and restricted cash	$340,939	$12,956
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited)
NOTE 1 — ORGANIZATION AND BUSINESS
CIM Real Estate Finance Trust, Inc. (formerly known as Cole Credit Property Trust IV, Inc.) (the “Company”) is a non-exchange traded real estate investment trust (“REIT”) formed as a Maryland corporation on July 27, 2010, that elected to be taxed, and currently qualifies, as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2012. The Company operates a diversified portfolio of core commercial real estate assets primarily consisting of net leased properties located throughout the United States. As of June 30, 2020, the Company owned 381 properties, comprising 18.1 million rentable square feet of commercial space located in 42 states. As of June 30, 2020, the rentable square feet at these properties was 94.6% leased, including month-to-month agreements, if any. As of June 30, 2020, there was one property identified as held for sale. See Note 4 — Real Estate Assets for a discussion of the held for sale property as of June 30, 2020. The Company intends to continue to pursue a more diversified investment strategy across the capital structure by balancing the Company’s existing core of commercial real estate assets leased to creditworthy tenants under long-term net leases with a portfolio of commercial mortgage loans and other credit investments in which the Company’s sponsor and its affiliates have expertise. As of June 30, 2020, the Company’s loan portfolio consisted of 143 loans with a net book value of $598.4 million, and investments in real estate-related securities of $16.1 million.
Substantially all of the Company’s business is conducted through CIM Real Estate Finance Operating Partnership, LP, a Delaware limited partnership, of which the Company is the sole general partner and owns, directly or indirectly, 100% of the partnership interests.
The Company is externally managed by CIM Real Estate Finance Management, LLC, a Delaware limited liability company (“CMFT Management”), which is an affiliate of CIM Group, LLC (“CIM”). CIM is a community-focused real estate and infrastructure owner, operator, developer and lender with multi-disciplinary expertise, including in acquisitions, management, development, leasing, research and capital markets. CIM is headquartered in Los Angeles, California and has offices in Oakland, California; Bethesda, Maryland; Dallas, Texas; New York, New York; Chicago, Illinois; Phoenix, Arizona; Orlando, Florida; Tokyo, Japan; and Atlanta, Georgia.
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
The Company’s board of directors (the “Board”) establishes an updated estimated per share net asset value (“NAV”) of the Company’s common stock on at least an annual basis for purposes of assisting broker-dealers that participated in the Offering in meeting their customer account reporting obligations under Financial Industry Regulatory Authority Rule 2231. Distributions are reinvested in shares of the Company’s common stock under the DRIP at the estimated per share NAV as determined by the Board. Additionally, the estimated per share NAV as determined by the Board serves as the per share NAV for purposes of the

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

share redemption program. On June 30, 2020, the estimated per share NAV was $7.26 per share, which was established on May 26, 2020 using a valuation date of March 31, 2020. Commencing on May 29, 2020, distributions were reinvested in shares of the Company’s common stock under the DRIP at a price of $7.26 per share. On August 11, 2020, the Board established an updated estimated per share NAV of the Company’s common stock, using a valuation date of June 30, 2020, of $7.31 per share. Commencing on August 14, 2020, distributions are reinvested in shares of the Company’s common stock under the DRIP at a price of $7.31 per share. The Board previously established a per share NAV as of August 31, 2015, September 30, 2016, December 31, 2016, December 31, 2017, December 31, 2018, December 31, 2019 and March 31, 2020. The Company’s estimated per share NAVs are not audited or reviewed by its independent registered public accounting firm. The Company intends to publish an updated estimated per share NAV on a quarterly, rather than an annual, basis going forward, until such time that the Company has greater visibility into the impact of the current novel coronavirus (“COVID-19”) pandemic on the Company’s property valuations.
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
The Company is presenting the write-offs for uncollectable lease-related receivables of $330,000 for the six months ended June 30, 2019, which was previously included in straight-line rental income, net in the condensed consolidated statements of cash flows.
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
Real Estate Assets
Real estate assets are stated at cost, less accumulated depreciation and amortization. The Company considers the period of future benefit of each respective asset to determine the appropriate useful life. The estimated useful lives of the Company’s real estate assets by class are generally as follows:

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

Buildings	40 years
Site improvements	15 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lease term
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, lease concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. During the six months ended June 30, 2020, as part of the Company’s quarterly impairment review procedures, the Company recorded impairment charges of $15.5 million related to nine properties due to revised cash flow estimates as a result of market conditions and one property due to a tenant bankruptcy. The Company’s impairment assessment as of June 30, 2020 was based on the most current information available to the Company, including expected holding periods. If the Company’s expected holding periods for assets change, subsequent tests for impairment could result in additional impairment charges in the future. The Company cannot provide any assurance that additional material impairment charges with respect to the Company’s real estate assets will not occur during 2020 or in future periods, particularly with respect to any negative impacts to the Company that may result from the economic disruptions caused by the COVID-19 pandemic. If the effects of the COVID-19 pandemic cause economic and market conditions to continue to deteriorate or if the Company’s expected holding periods for assets change, subsequent tests for impairment could result in additional impairment charges in the future. As of June 30, 2020, the Company has not identified any further impairments resulting from COVID-19 related impacts, including as a result of tenant requests for rent relief. The Company generally intends to hold its assets for the long-term; therefore, a temporary change in cash flows due to COVID-19 related impacts alone would not be an indicator of impairment. However, the Company has yet to see the long-term effects of COVID-19 on the economy and the extent to which it may impact the Company’s tenants in the future. Indications of a tenant’s inability to continue as a going concern, changes in the Company’s view or strategy relative to a tenant’s business or industry as a result of the economic impacts of COVID-19, or changes in the Company’s long-term hold strategies, could be indicative of an impairment indicator. Accordingly, the Company will continue to monitor circumstances and events in future periods to determine whether the carrying value of the Company’s real estate assets are recoverable. During the six months ended June 30, 2019, the Company recorded impairment charges of $33.2 million related to 13 properties with revised expected holding periods. The assumptions and uncertainties utilized in the evaluation of the impairment of real estate assets are discussed in detail in Note 3 — Fair Value Measurements. See also Note 4 — Real Estate Assets for further discussion regarding real estate investment activity.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the assets related to the property and estimate its fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount is then recorded to reflect the estimated fair value of the property, net of selling costs. As of December 31, 2019, the Company expected to sell a substantial portion of its anchored-shopping center portfolio and certain single-tenant properties within the next 24 months, subject to market conditions. In light of current market conditions brought on by the COVID-19 pandemic, the Company cannot provide assurance that these properties will be sold within a 24-month period. As a result, the Company placed 15 properties with a carrying value of $228.4 million that were previously classified as held for sale back in service as real estate assets in the condensed consolidated balance sheets during the six months ended June 30, 2020. As of June 30, 2020, the Company identified one property with a carrying value of $1.2 million as held for sale. As of December 31, 2019, the Company identified 29 properties with a carrying value of $351.9 million as held for sale.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

Disposition of Real Estate Assets
Gains and losses from dispositions are recognized once the various criteria relating to the terms of sale and any subsequent involvement by the Company with the asset sold are met. A discontinued operation includes only the disposal of a component of an entity and represents a strategic shift that has (or will have) a major effect on an entity’s financial results. The Company’s property dispositions during the six months ended June 30, 2020 and 2019 did not qualify for discontinued operations presentation, and, thus, the results of the properties that were sold will remain in operating income, and any associated gains or losses from the disposition are included in gain on disposition of real estate, net. See Note 4 — Real Estate Assets for a discussion of the disposition of individual properties during the six months ended June 30, 2020.
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
Restricted Cash
The Company had $4.8 million and $7.3 million in restricted cash as of June 30, 2020 and December 31, 2019, respectively. Included in restricted cash was $2.1 million and $3.1 million held by lenders in lockbox accounts, as of June 30, 2020 and December 31, 2019, respectively. As part of certain debt agreements, rents from certain encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess is disbursed to the Company. Also included in restricted cash was $2.7 million and $4.2 million held by lenders in escrow accounts for real estate taxes and other lender reserves for certain properties, in accordance with the associated lender’s loan agreement, as of June 30, 2020 and December 31, 2019, respectively.
Real Estate-Related Securities
Real estate-related securities consists primarily of the Company’s investment in commercial mortgage-backed securities (“CMBS”). The Company determines the appropriate classification for real estate-related securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of June 30, 2020, the Company classified its investments as available-for-sale as the Company is not actively trading the securities; however, the Company may sell them prior to their maturity. These investments are carried at their estimated fair value with unrealized gains and losses reported in other comprehensive income (loss). During the six months ended June 30, 2020, the Company invested in two CMBS with an estimated aggregate fair value of $16.1 million as of June 30, 2020.
The Company monitors its available-for-sale securities for impairment. A loss is recognized when the Company determines that a decline in the estimated fair value of a security below its amortized cost has resulted from a credit loss or other factors. The Company records impairments related to credit losses through an allowance for credit losses. However, the allowance is limited by the amount that the fair value is less than the amortized cost basis. The Company considers many factors in determining whether a credit loss exists, including, but not limited to, the extent to which the fair value is less than the amortized cost basis, recent events specific to the security, industry or geographic area, the payment structure of the security, the failure of the issuer of the security to make scheduled interest or principal payments, and external credit ratings and recent changes in such ratings. The analysis of determining whether a credit loss exists requires significant judgments and assumptions. The use of alternative judgments and assumptions could result in a different conclusion.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

The amortized cost of real estate-related securities is adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method and is recorded in the accompanying condensed consolidated statements of operations in interest and other expense, net. Upon the sale of a security, the realized net gain or loss is computed on the specific identification method.
Loans Held-for-Investment
The Company has acquired, and may continue to acquire, loans related to real estate assets. Additionally, the Company may acquire and originate credit investments, including commercial mortgage loans, mezzanine loans, preferred equity, and other loans and securities related to commercial real estate assets, as well as corporate loan opportunities that are consistent with the Company’s investment strategy and objectives. The Company intends to hold the loans held-for-investment for the foreseeable future or until maturity. Loans held-for-investment are carried on the Company’s condensed consolidated balance sheets at amortized cost, net of any allowance for credit losses. Discounts or premiums, origination fees and exit fees are amortized as a component of interest income using the effective interest method over the life of the respective loans, or on a straight-line basis when it approximates the effective interest method. Loan acquisition fees paid to CMFT Management or its affiliates are expensed as incurred and are included in transaction-related expenses on the accompanying condensed consolidated statements of operations. Upon the sale of a loan, the realized net gain or loss is computed on the specific identification method.
Interest earned is either received in cash or capitalized to loans held-for-investment and related receivables, net in the Company’s condensed consolidated balance sheets. Interest is capitalized when certain conditions are met as specified in each loan agreement. For the six months ended June 30, 2020, the Company recorded $12.8 million in interest income, of which $539,000 was capitalized to loans held-for-investment and related receivables, net.
Accrual of interest income is suspended on nonaccrual loans. Loans that are past due 90 days or more as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual status. Interest collected is recognized on a cash basis by crediting income when received. Loans may be restored to accrual status when all principal and interest are current and full repayment of the remaining contractual principal and interest are reasonably assured. As of June 30, 2020, the Company’s eight mezzanine loans with a net book value of $118.8 million were nonaccrual loans. During the six months ended June 30, 2020, the Company recorded $565,000 in interest income related to the nonaccrual loans.
Allowance for Credit Losses
The Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”), as further described in “Recent Accounting Pronouncements,” on January 1, 2020. The allowance for credit losses required under ASU 2016-13 reflects the Company’s current estimate of potential credit losses related to the Company’s loans held-for-investment included in the condensed consolidated balance sheets. The initial allowance for credit losses recorded on January 1, 2020 is reflected as a direct charge to retained earnings on the Company’s condensed consolidated statements of stockholders’ equity; however, subsequent changes to the allowance for credit losses are recognized through net income on the Company’s condensed consolidated statements of operations. While ASU 2016-13 does not require any particular method for determining the allowance for credit losses, it does specify the allowance should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, and reasonable and supportable forecasts for the duration of each respective loan. In addition, other than a few narrow exceptions, ASU 2016-13 requires that all financial instruments subject to the credit loss model have some amount of loss reserve to reflect the GAAP principal underlying the credit loss model that all loans, debt securities, and similar assets have some inherent risk of loss, regardless of credit quality, subordinate capital, or other mitigating factors.
The Company has elected to use a discounted cash flow model to estimate the allowance for credit losses. This model requires the Company to develop cash flows which project estimated credit losses over the life of the loan and discount these cash flows at the asset’s effective interest rate. The Company then records an allowance for credit losses equal to the difference between the amortized cost basis of the asset and the present value of the expected cash flows. The Company considers loan investments that are both (i) expected to be substantially repaid through the operation or sale of the underlying collateral, and (ii) for which the borrower is experiencing financial difficulty, to be “collateral-dependent” loans. For such loans that the Company determines that foreclosure of the collateral is probable, the Company measures the expected losses based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. For collateral-dependent loans that the Company determines foreclosure is not probable, the Company applies a practical expedient to estimate expected losses using the difference between the collateral’s fair value (less costs to sell the asset if repayment is

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

expected through the sale of the collateral) and the amortized cost basis of the loan. For the Company’s broadly syndicated loans, the Company uses a probability of default and loss given default method using an underlying third-party CMBS/CRE loan database with historical loan losses from 1998 to 2019. The Company may use other acceptable alternative approaches in the future depending on, among other factors, the type of loan, underlying collateral, and availability of relevant historical market loan loss data.
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
Quarterly, the Company evaluates the risk of all loans and assigns a risk rating based on a variety of factors, grouped as follows: (i) loan and credit structure, including the as-is loan-to-value (“LTV”) ratio and structural features; (ii) quality and stability of real estate value and operating cash flow, including debt yield, dynamics of the geography, property type and local market, physical condition, stability of cash flow, leasing velocity and quality and diversity of tenancy; (iii) performance against underwritten business plan; and (iv) quality, experience and financial condition of sponsor, borrower and guarantor(s). Based on a 5-point scale, the Company’s loans are rated “1” through “5,” from least risk to greatest risk, respectively, which ratings are defined as follows:

1-
Outperform — Most satisfactory asset quality and liquidity, good leverage capacity. A “1” rating maintains predictable and strong cash flows from operations. The trends and outlook for the credit's operations, balance sheet, and industry are neutral to favorable. Collateral, if appropriate, exceeds performance metrics;

2-
Meets or Exceeds Expectations — Acceptable asset quality, moderate excess liquidity, modest leverage capacity. A “2” rating could have some financial/non-financial weaknesses which are offset by strengths; however, the credit demonstrates an ample current cash flow from operations. The trends and outlook for the credit's operations, balance sheet, and industry are generally positive or neutral. Collateral performance, if appropriate, meets or exceeds substantially all performance metrics included in original or current underwriting / business plan;

3-
Satisfactory — Acceptable asset quality, somewhat strained liquidity, minimal leverage capacity. A “3” rating is at times characterized by acceptable cash flows from operations. The trends and conditions of the credit's operations and balance sheet are neutral. Collateral performance, if appropriate, meets or is on track to meet underwriting; business plan can reasonably be achieved;

4-
Underperformance — The debt investment possesses credit deficiencies or potential weaknesses which deserve management’s close and continued attention. The portfolio company’s operations and/or balance sheet have demonstrated an adverse trend or deterioration which, while serious, has not reached the point where the liquidation of debt is jeopardized. These weaknesses are generally considered correctable by the borrower in the normal course of business but may weaken the asset or inadequately protect the Company’s credit position if not checked or corrected. Collateral performance, if appropriate, falls short of original underwriting, material differences exist from business plan, or both; technical milestones have been missed; defaults may exist, or may soon occur absent material improvement; and

5-
Default/Possibility of Loss — The debt investment is protected inadequately by the current enterprise value or paying capacity of the obligor or of the collateral, if any. The underlying company’s operations has well-defined weaknesses based upon objective evidence, such as recurring or significant decreases in revenues and cash flows. Major variance from business plan; loan covenants or technical milestones have been breached; timely exit from loan via sale or refinancing is questionable; risk of principal loss. Collateral performance, if appropriate, is significantly worse than underwriting.

The Company generally assigns a risk rating of “3” to all newly originated or acquired loans-held-for-investment during a most recent quarter, except in the case of specific circumstances warranting an exception.
Due to the COVID-19 pandemic and the dislocation it has caused to the national economy, the commercial real estate markets, and the capital markets, the Company’s ability to estimate key inputs for estimating the allowance for credit losses has been materially and adversely impacted. Key inputs to the estimate include, but are not limited to, LTV, debt service coverage ratio, future operating cash flow and performance of collateral properties, the financial strength and liquidity of borrowers and sponsors, capitalization rates and discount rates used to value commercial real estate properties, and observable transactions

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

involving the sale or financing of commercial properties. Estimates made by management are necessarily subject to change due to the lack of observable inputs and uncertainty regarding the duration of the COVID-19 pandemic and its aftereffects.
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
The Company has an investment in a real estate property that is subject to a ground lease, for which a lease liability and right of use (“ROU”) asset of $2.5 million was recorded as of June 30, 2020. See Note 15 — Leases for a further discussion regarding this ground lease.
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
The Company continually reviews whether collection of lease-related receivables, including any straight-line rent, and current and future operating expense reimbursements from tenants are probable. The determination of whether collectability is probable takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Upon the determination that the collectability of a receivable is not probable, the Company will record a reduction to rental and other property income for amounts previously recorded and a decrease in the outstanding receivable. Revenue from leases where collection is deemed to be not probable is recorded on a cash basis until collectability becomes probable. Management’s estimate of the collectability of lease-related receivables is based on the best information available at the time of estimate. The Company does not use a general reserve approach and lease-related receivables are adjusted and taken against rental and other property income only when collectability becomes not probable.
During the three and six months ended June 30, 2020, the Company identified certain tenants where collection was no longer considered probable. For these tenants, the Company made the determination to record revenue on a cash basis and wrote off total outstanding receivables of $6.1 million and $6.9 million for the three and six months ended June 30, 2020, respectively, which included $725,000 and $908,000 of straight-line rental income for the respective periods, and $882,000 and

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

$1.0 million related to certain tenant reimbursements that were written off during the three and six months ended June 30, 2020. These write-offs reduced rental and other property income during the three and six months ended June 30, 2020.
Revenue from lending activities
Interest income from the Company’s loans held-for-investment and real estate-related securities is comprised of interest earned on loans and the accretion and amortization of net loan origination fees and discounts. Interest income on loans is accrued as earned, with the accrual of interest suspended when the related loan becomes a nonaccrual loan. Interest income on the Company’s broadly syndicated loans is accrued as earned beginning on the settlement date.
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
In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, which was subsequently amended by ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses (“ASU 2018-19”), in November 2018. Subsequently, the FASB issued ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-10, ASU No. 2019-11 and ASU No. 2020-02 to provide additional guidance on the credit losses standard. ASU 2016-13 and the related updates are intended to improve financial reporting requiring more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held-for-investment, held-to-maturity debt securities, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology under current GAAP. ASU 2018-19 clarified that receivables arising from operating leases are not within the scope of Topic 326. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASU No. 2016-02, Leases (Topic 842) (“ASC 842”). ASU 2016-13 and ASU 2018-19 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. The Company adopted ASU 2016-13 during the first quarter of fiscal year 2020. See Note 7 — Loans Held-For-Investment for a further discussion on the impact of the adoption of ASU 2016-13.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities (“ASU 2018-17”).The guidance changes the guidance for determining whether a decision-making fee is a variable interest. Under the new ASU, indirect interests held through related parties under common control will now be considered on a proportional basis when determining whether fees paid to decision makers and service providers are variable interests. Such indirect interests were previously treated the same as direct interests. ASU 2018-17 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company adopted ASU 2018-17 during the first quarter of fiscal year 2020, and has concluded that there is no material impact on its condensed consolidated financial statements.
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
The Company has elected to apply this guidance to avoid performing a lease by lease analysis for the lease concessions that (1) were granted as relief due to COVID-19 related impacts and (2) result in the cash flows remaining substantially the same or less than the original contract and will account for these lease concessions as if no changes were made to the leases. During the three and six months ended June 30, 2020, the Company provided lease concessions, either in the form of rental deferrals or abatements, to certain tenants in response to the impact of COVID-19 on those tenants. As of June 30, 2020, the Company had granted rent deferrals of $1.2 million. The deferral of rental payments affects the timing, but not the amount, of the lease payments and resulted in an increase of $1.2 million to the Company’s lease-related receivables balance as of June 30, 2020.
In addition, the Company entered into lease amendments during the three and six months ended June 30, 2020 that provided for lease concessions, through rent abatements or rent deferrals, that represented substantive changes to the consideration in the original lease. These lease amendments extended the lease periods ranging from 12 months to 60 months. For these leases, the Company applied the lease modification accounting framework pursuant to ASC 842. As of June 30, 2020, these lease amendments resulted in rent abatements of $750,000 and deferred rental income of $74,000.
As of August 10, 2020, the Company has collected approximately 80% of rental payments billed to tenants during the three months ended June 30, 2020.
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
June 30, 2020 (Unaudited) – (Continued)

Level 3 — Unobservable inputs, which are only used to the extent that observable inputs are not available, reflect the Company’s assumptions about the pricing of an asset or liability.
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Real estate-related securities — The Company generally determines the fair value of its real estate-related securities by utilizing broker-dealer quotations, reported trades or valuation estimates from pricing models to determine the reported price. Pricing models for real estate-related securities are generally discounted cash flow models that usually consider the attributes applicable to a particular class of security (e.g., credit rating, seniority), current market data, and estimated cash flows for each class and incorporate deal collateral performance such as prepayment speeds and default rates, as available. Depending upon the significance of the fair value inputs used in determining these fair values, these securities are valued using either Level 2 or Level 3 inputs. As of June 30, 2020, the Company concluded that $14.4 million of real estate-related securities fell under Level 2 and $1.7 million of real estate-related securities fell under Level 3.
Credit facilities and notes payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of June 30, 2020, the estimated fair value of the Company’s debt was $1.70 billion, compared to a carrying value of $1.71 billion. The estimated fair value of the Company’s debt as of December 31, 2019 was $1.60 billion, compared to a carrying value of $1.61 billion.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2020 and December 31, 2019, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Loans held-for-investment — The Company’s loans held-for-investment are recorded at cost upon origination and adjusted by net loan origination fees and discounts. The Company estimates the fair value of its commercial real estate (“CRE”) loans held-for-investment by performing a present value analysis for the anticipated future cash flows using an appropriate market discount rate taking into consideration the credit risk. As a result, the Company has determined that its CRE loans held-for-investment are classified in Level 3 of the fair value hierarchy. The Company’s broadly syndicated loans are classified as Level 2 or Level 3 depending on the number of market quotations or indicative prices from pricing services that are available, and whether the depth of the market is sufficient to transact at those prices in amounts approximating the Company’s investment position at the measurement date. As of June 30, 2020, $249.2 million and $104.0 million of the Company’s broadly syndicated loans were classified in Level 2 and Level 3 of the fair value hierarchy, respectively. As of June 30, 2020, the estimated fair value of the Company’s loans held-for-investment was $558.6 million, compared to its carrying value of $598.4 million. As of December 31, 2019, the estimated fair value of the Company’s loans held-for-investment was $302.0 million, compared to its carrying value of $301.6 million.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of June 30, 2020 and December 31, 2019, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

Items Measured at Fair Value on a Recurring Basis
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 (in thousands):

	Balance as of June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
CMBS	$16,103	$—	$14,367	$1,736
Financial liabilities:
Interest rate swaps	$(11,200)	$—	$(11,200)	$—
Total financial liabilities	$(11,200)	$—	$(11,200)	$—

	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Interest rate swaps	$261	$—	$261	$—
Total financial assets	$261	$—	$261	$—
Financial liability:
Interest rate swap	$(4,181)	$—	$(4,181)	$—
Total financial liability	$(4,181)	$—	$(4,181)	$—
The following are reconciliations of the changes in financial assets with Level 3 inputs in the fair value hierarchy for the six months ended June 30, 2020 (in thousands):

CMBS
Beginning Balance, January 1, 2020	$—
Total gains and losses:
Unrealized gain included in other comprehensive income, net	—
Purchases and payments received:
Purchases	1,394
Premiums (discounts), net	345
Principal payments received	(3)
Ending Balance, June 30, 2020	$1,736
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
As discussed in Note 4 — Real Estate Assets, during the six months ended June 30, 2020, real estate assets related to 10 properties were deemed to be impaired and their carrying values were reduced to an estimated fair value of $70.2 million, resulting in impairment charges of $15.5 million. During the six months ended June 30, 2019, real estate assets related to 13 properties were deemed to be impaired and their carrying values were reduced to an estimated fair value of $220.6 million, resulting in impairment charges of $33.2 million. The Company estimates fair values using Level 3 inputs and using a combined income and market approach, specifically using discounted cash flow analysis and recent comparable sales transactions. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgment and to make certain key assumptions, including, but not limited to, the following: (1) terminal capitalization rates; (2) discount rates; (3) the number of years the property will be held; (4) property operating expenses; and (5) re-leasing assumptions, including the number of months to re-lease, market rental income and required tenant

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

improvements. There are inherent uncertainties in making these estimates such as market conditions and the future performance and sustainability of the Company’s tenants. For the Company’s impairment tests for the real estate assets during the six months ended June 30, 2020, the Company used a range of discount rates from 7.9% to 9.7% and terminal capitalization rates from 7.4% to 9.2%. The following table presents the impairment charges by asset class recorded during the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended
	June 30, 2020	June 30, 2019
Asset class impaired:
Land	$3,541	$5,180
Buildings, fixtures and improvements	11,315	27,034
Intangible lease assets	696	1,044
Intangible lease liabilities	(45)	(103)
Total impairment loss	$15,507	$33,155
NOTE 4 — REAL ESTATE ASSETS
Property Acquisitions
During the six months ended June 30, 2020, the Company acquired one commercial property for an aggregate purchase price of $4.7 million (the “2020 Property Acquisition”), which includes $42,000 of external acquisition-related expenses that were capitalized. The Company funded the 2020 Property Acquisition with proceeds from real estate dispositions and available borrowings. During the six months ended June 30, 2019, the Company did not acquire any properties.
The following table summarizes the purchase price allocation for the 2020 Property Acquisition (in thousands):

2020 Property Acquisition
Land	$1,417
Buildings, fixtures and improvements	2,800
Acquired in-place leases and other intangibles (1)	442
Total purchase price	$4,659
______________________

(1)	The amortization period for acquired in-place leases and other intangibles is 14.8 years.
2020 Property Dispositions and Real Estate Assets Held for Sale
During the six months ended June 30, 2020, the Company disposed of 16 properties, consisting of 10 retail properties and six anchored shopping centers, for an aggregate gross sales price of $160.8 million, resulting in proceeds of $157.2 million after closing costs and disposition fees due to CMFT Management or its affiliates, and recorded a gain of $16.9 million. The Company has no continuing involvement with these properties. The gain on sale of real estate is included in gain on disposition of real estate, net in the condensed consolidated statements of operations. The disposition of these properties did not qualify to be reported as discontinued operations since the disposition did not represent a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the operating results of these disposed properties are reflected in the Company’s results from continuing operations for all periods presented through their respective date of disposition.
As of June 30, 2020, there was one property classified as held for sale with a carrying value of $1.2 million included in assets held for sale in the accompanying condensed consolidated balance sheets. Subsequent to June 30, 2020, the Company disposed of the property, as further discussed in Note 16 — Subsequent Events.
2020 Impairment
The Company performs quarterly impairment review procedures, primarily through continuous monitoring of events and changes in circumstances that could indicate that the carrying value of certain of its real estate assets may not be recoverable.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

See Note 2 — Summary of Significant Accounting Policies for a discussion of the Company’s accounting policies regarding impairment of real estate assets.
During the six months ended June 30, 2020, 10 properties totaling approximately 673,000 square feet with a carrying value of $85.7 million were deemed to be impaired and their carrying values were reduced to an estimated fair value of $70.2 million, resulting in impairment charges of $15.5 million, which were recorded in the condensed consolidated statements of operations. See Note 3 — Fair Value Measurements for a further discussion regarding these impairment charges.
2019 Property Dispositions
During the six months ended June 30, 2019, the Company disposed of 39 properties, consisting of 35 retail properties and four anchored shopping centers, excluding a related outparcel of land, for an aggregate gross sales price of $163.9 million, resulting in proceeds of $159.1 million after closing costs and disposition fees due to CMFT Management or its affiliates, and a gain of $13.4 million. The Company has no continuing involvement with these properties. The gain on sale of real estate is included in gain on disposition of real estate, net in the condensed consolidated statements of operations. The disposition of these properties did not qualify to be reported as discontinued operations since the disposition did not represent a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the operating results of these disposed properties are reflected in the Company’s results from continuing operations for all periods presented through their respective date of disposition.
2019 Impairment
During the six months ended June 30, 2019, 13 properties totaling approximately 1.9 million square feet with a carrying value of $253.8 million were deemed to be impaired and their carrying values were reduced to an estimated fair value of $220.6 million, resulting in impairment charges of $33.2 million, which were recorded in the condensed consolidated statements of operations. See Note 3 — Fair Value Measurements for a further discussion regarding these impairment charges.
NOTE 5 — INTANGIBLE LEASE ASSETS AND LIABILITIES
Intangible lease assets and liabilities consisted of the following as of June 30, 2020 and December 31, 2019 (in thousands, except weighted average life remaining):

	June 30, 2020	December 31, 2019
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $126,962 and $111,670, respectively (with a weighted average life remaining of 9.9 years and 10.4 years, respectively)
	$158,508	$164,724
Acquired above-market leases, net of accumulated amortization of $21,594 and $19,310, respectively (with a weighted average life remaining of 7.5 years and 7.9 years, respectively)
	16,919	17,423
Total intangible lease assets, net	$175,427	$182,147
Intangible lease liabilities:
Acquired below-market leases, net of accumulated amortization of $30,736 and $25,800, respectively (with a weighted average life remaining of 6.8 years and 7.3 years, respectively)
	$18,592	$20,523
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

The following table summarizes the amortization related to the intangible lease assets and liabilities for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
In-place lease and other intangible amortization	$5,615	$8,880	$11,555	$18,354
Above-market lease amortization	$729	$1,177	$1,637	$2,467
Below-market lease amortization	$1,267	$1,666	$2,666	$3,482
As of June 30, 2020, the estimated amortization relating to the intangible lease assets and liabilities is as follows (in thousands):

	Amortization
	In-Place Leases and Other Intangibles	Above-Market Leases	Below-Market Leases
Remainder of 2020	$11,043	$1,421	$2,476
2021	19,519	2,326	3,051
2022	18,025	2,138	2,522
2023	15,967	1,872	2,160
2024	14,161	1,411	1,645
Thereafter	79,793	7,751	6,738
Total	$158,508	$16,919	$18,592
NOTE 6 — REAL ESTATE-RELATED SECURITIES
During the six months ended June 30, 2020, the Company invested in two CMBS with an estimated aggregate fair value of $16.1 million as of June 30, 2020. The CMBS mature on various dates from October 2022 through March 2034 and have interest rates ranging from 2.7% to 13.0%. The following is a summary of the Company’s real estate-related securities as of June 30, 2020 (in thousands):

	Real Estate-Related Securities
	Amortized Cost Basis	Unrealized Gain	Fair Value
CMBS	$16,083	$20	$16,103
Total real estate-related securities	$16,083	$20	$16,103
The following table provides the activity for the real estate-related securities during the six months ended June 30, 2020 (in thousands):

	Amortized Cost Basis	Unrealized Gain	Fair Value
Real estate-related securities as of January 1, 2020	$—	$—	$—
Face value of real estate-related securities acquired	15,951	—	15,951
Premiums and discounts on purchase of real estate-related securities, net of acquisition costs	499	—	499
Amortization of discount (premium) on real estate-related securities	(12)	—	(12)
Principal payments received on real estate-related securities	(355)	—	(355)
Unrealized gain on real estate-related securities	—	20	20
Real estate-related securities as of June 30, 2020	$16,083	$20	$16,103
Unrealized gains and losses on real estate-related securities are recorded in other comprehensive income (loss), with a portion of the amount subsequently reclassified into interest expense and other, net in the accompanying condensed consolidated statements of operations as securities are sold and gains and losses are recognized. During the six months ended June 30, 2020, the Company recorded $20,000 of unrealized gains on its real estate-relates securities. The total

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

unrealized gain on real estate-related securities of $20,000 as of June 30, 2020 is included in accumulated other comprehensive (loss) income in the accompanying condensed consolidated statement of stockholders’ equity.
The scheduled maturities of the Company’s real estate-related securities as of June 30, 2020 are as follows (in thousands):

	Available-for-sale securities
	Amortized Cost	Estimated Fair Value
Due within one year	$—	$—
Due after one year through five years	14,347	14,367
Due after five years through ten years	—	—
Due after ten years	1,736	1,736
Total	$16,083	$16,103
Actual maturities of real estate-related securities can differ from contractual maturities because borrowers on certain corporate credit securities may have the right to prepay their respective debt obligations at any time. In addition, factors such as prepayments and interest rates may affect the yields on such securities.
In estimating credit losses related to real estate-related securities, management considers a variety of factors, including (1) whether the Company has the intent to sell the impaired security before the recovery of its amortized cost basis, (2) whether the Company expects to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value, and (3) whether the Company expects to recover the entire amortized cost basis of the security. As of June 30, 2020, the Company had no credit losses related to real estate-related securities.
NOTE 7 — LOANS HELD-FOR-INVESTMENT
The Company’s loans held-for-investment consisted of the following as of June 30, 2020 and December 31, 2019 (dollar amounts in thousands):

	As of June 30,	As of December 31,
	2020	2019
Mezzanine loans	$140,086	$146,060
Senior loans	113,682	152,820
Total CRE loans-held-for-investment and related receivables, net	253,768	298,880
Broadly syndicated loans	372,311	2,750
Loans-held-for-investment and related receivables, net	626,079	301,630

Less: Allowance for credit losses	(27,684)	—
Total loans-held-for-investment and related receivables, net	$598,395	$301,630
During the six months ended June 30, 2020, the Company acquired broadly syndicated loans with a net book value of $389.2 million. During the same period, the Company sold broadly syndicated loans for an aggregate gross sales price of $20.4 million, resulting in proceeds of $19.8 million after closing costs and a gain of $223,000. The gain was recorded as a decrease to interest expense and other, net in the condensed consolidated statements of operations. As of June 30, 2020, the Company had $14.3 million of unsettled broadly syndicated loan purchases included in cash and cash equivalents in the accompanying condensed consolidated balance sheet.
As of June 30, 2020, the Company had $14.9 million of unfunded commitments related to CRE loans held-for-investment, the funding of which is subject to the satisfaction of borrower milestones. These commitments are not reflected in the accompanying condensed consolidated balance sheet.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

The following table details overall statistics for the Company’s loans held-for-investment as of June 30, 2020 and December 31, 2019 (dollar amounts in thousands):

	CRE Loans (1) (2)		Broadly Syndicated Loans
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Number of loans	10	11	133	1
Principal balance	$251,391	$297,357	$374,876	$2,750
Net book value	$232,007	$298,880	$366,388	$2,750
Weighted-average interest rate	9.8%	8.9%	3.9%	4.5%
Weighted-average maximum years to maturity	2.3	2.9	4.9	5.2
____________________________________

(1)	As of June 30, 2020, 100% of the Company’s CRE loans by principal balance earned a floating rate of interest, primarily indexed to U.S. dollar LIBOR.

(2)	Maximum maturity date assumes all extension options are exercised by the borrower; however, the Company’s CRE loans may be repaid prior to such date.
Activity relating to the Company’s loans held-for-investment portfolio was as follows (dollar amounts in thousands):

	Principal Balance	Deferred Fees / Other Items (1)	Loan Fees Receivable	Net Book Value
Balance, December 31, 2019	$300,135	$(6,047)	$7,542	$301,630
Loan originations and acquisitions	409,558	(5)	5	409,558
Sale of loans	(20,373)	754	—	(19,619)
Principal repayments received (2)	(63,592)	—	—	(63,592)
Capitalized interest (3)	539	—	—	539
Deferred fees and other items	—	(3,688)	(380)	(4,068)
Accretion and amortization of fees and other items	—	1,631	—	1,631
Allowance for credit losses (4)	—	(27,684)	—	(27,684)
Balance, June 30, 2020	$626,267	$(35,039)	$7,167	$598,395
____________________________________

(1)	Other items primarily consist of purchase discounts or premiums, accretion of exit fees and deferred origination expenses.

(2)	Includes the repayment of a $40.1 million senior loan prior to the maturity date.

(3)	Represents accrued interest on loans whose terms do not require a current cash payment of interest.
(4) Includes the initial allowance for credit losses against the loans held-for-investment recorded on January 1, 2020 and the increase in allowance for credit losses related to its loans held-for-investment during the six months ended June 30, 2020, as further discussed below in “Allowance for Credit Losses”.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

Allowance for Credit Losses
The allowance for credit losses reflects the Company’s current estimate of potential credit losses related to the loans held-for-investment included in the Company’s condensed consolidated balance sheets. Refer to Note 2 — Summary of Significant Accounting Policies for further discussion of the Company’s allowance for credit losses. The following table presents the activity in the Company’s allowance for credit losses by loan type for the three months ended June 30, 2020 (dollar amounts in thousands):

	Mezzanine Loans	Senior Loans	Broadly Syndicated Loans	Total
Allowance for credit losses as of December 31, 2019	$—	$—	$—	$—
Transition adjustment on January 1, 2020	1,494	468	40	2,002
Provision for credit losses	13,047	341	4,389	17,777
Allowance for credit losses as of March 31, 2020	14,541	809	4,429	19,779
Provision for credit losses	6,728	(317)	1,494	7,905
Allowance for credit losses as of June 30, 2020	$21,269	$492	$5,923	$27,684
The Company’s initial allowance for credit losses against the loans held-for-investment of $2.0 million recorded on January 1, 2020 is reflected as a direct charge to retained earnings on the Company’s condensed consolidated statements of stockholders’ equity; however, subsequent changes to the allowance for credit losses are recognized through net income on the Company’s condensed consolidated statements of operations. During the six months ended June 30, 2020, the Company recorded a $25.7 million increase in allowance for credit losses related to its loans held-for-investment, bringing the total allowance for credit losses to $27.7 million as of June 30, 2020.
During the year ended December 31, 2019, the borrower on the Company’s eight mezzanine loans, which represents approximately 3.8% of total assets as of June 30, 2020, became delinquent on certain required reserve payments. During the three months ended March 31, 2020, the borrower remained delinquent on the required reserve payments and became delinquent on principal and interest; as a result, the Company recorded an allowance for credit losses on its mezzanine loans of $14.5 million, which was the difference between the fair value of the collateral and the amortized cost basis of the loans. Additionally, during the three months ended June 30, 2020, the fair value of the collateral, which is based on comparable market sales, further decreased compared to the amortized cost basis and as a result, the Company recorded an additional allowance for credit losses on its mezzanine loans of $6.7 million. The mezzanine loans are secured by condominium properties in New York.
As further described in Note 2 — Summary of Significant Accounting Policies, the Company evaluates its loans-held-for-investment portfolio on a quarterly basis. Each quarter, the Company assesses the risk factors of each loan, and assigns a risk rating based on several factors. Factors considered in the assessment include, but are not limited to, loan and credit structure, current LTV, debt yield, collateral performance, and the quality and condition of the sponsor, borrower, and guarantor(s). Loans are rated “1” (less risk) through “5” (greater risk), which ratings are defined in Note 2 — Summary of Significant Accounting Policies.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

The Company’s primary credit quality indicator is its risk ratings, which are further discussed above. The following table presents the net book value of the Company’s loans-held-for-investment portfolio as of June 30, 2020 by year of origination, loan type, and risk rating (dollar amounts in thousands):

	Amortized Cost of Loans Held-For-Investment by Year of Origination (1)
	As of June 30, 2020
	2020	2019	2018	Total
Mezzanine loans by internal risk rating:
1	$—	$—	$—	$—
2	—	—	—	—
3	—	—	—	—
4	—	—	—	—
5	—	57,045	83,041	140,086
Total mezzanine loans	—	57,045	83,041	140,086
Senior loans by internal risk rating:
1	—	—	—	—
2	—	—	—	—
3	—	113,682	—	113,682
4	—	—	—	—
5	—	—	—	—
Total senior loans	—	113,682	—	113,682
Broadly syndicated loans by internal risk rating:
1	—	—	—	—
2	5,972	—	—	5,972
3	356,015	2,745	—	358,760
4	7,579	—	—	7,579
5	—	—	—	—
Total broadly syndicated loans	369,566	2,745	—	372,311
Less: Allowance for credit losses				(27,684)
Total loans-held-for-investment and related receivables, net				$598,395
Weighted Average Risk Rating (2)				3.5
____________________________________

(1)	Date loan was originated or acquired by the Company. Origination dates are subsequently updated to reflect material loan modifications.

(2)	Weighted average risk rating calculated based on carrying value at period end.
NOTE 8 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. During the six months ended June 30, 2020, one of the Company’s interest rate swap agreements was partially terminated prior to the maturity date, resulting in a loss of $97,000. As a result of the partial termination, the effective date of the interest rate swap agreement was modified to May 27, 2020. The loss was recorded as an increase to interest expense and other, net included in the accompanying consolidated statements of operations. As of June 30, 2020, the Company had three interest rate swap agreements designated as hedging instruments.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

The following table summarizes the terms of the Company’s interest rate swap agreements designated as hedging instruments as of June 30, 2020 and December 31, 2019 (dollar amounts in thousands):

		Outstanding Notional				Fair Value of Liabilities as of
	Balance Sheet	Amount as of	Interest	Effective	Maturity	June 30,	December 31,
	Location	June 30, 2020	Rates (1)	Dates	Dates	2020	2019 (2)
Interest Rate Swaps	Derivative liabilities, deferred rental income and other liabilities	$865,266	2.55% to 3.67%	6/29/2016 to 5/27/2020	3/15/2021 to 7/1/2021	$(11,200)	$(4,181)
____________________________________

(1)	The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of June 30, 2020.

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
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the derivative instruments that are designated as hedges is recorded in other comprehensive income (loss), with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the three and six months ended June 30, 2020, the amount of losses reclassified from other comprehensive income (loss) as an increase to interest expense was $3.3 million and $4.3 million, respectively. For the three and six months ended June 30, 2019, the amount of gains reclassified from other comprehensive income (loss) as a decrease to interest expense was $1.3 million and $2.8 million, respectively. The total unrealized loss on interest rate swaps of $11.2 million and $3.9 million as of June 30, 2020 and December 31, 2019, respectively, is included in accumulated other comprehensive (loss) income in the accompanying condensed consolidated statement of stockholders’ equity. During the next 12 months, the Company estimates that $11.2 million will be reclassified from other comprehensive income (loss) as an increase to interest expense. The Company includes cash flows from interest rate swap agreements in net cash flows provided by operating activities on its condensed consolidated statements of cash flows, as the Company’s accounting policy is to present cash flows from hedging instruments in the same category in its condensed consolidated statements of cash flows as the category for cash flows from the hedged items.
The Company has agreements with each of its derivative counterparties that contain provisions whereby if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value, inclusive of interest payments and accrued interest, of $11.9 million at June 30, 2020. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of June 30, 2020.
NOTE 9 — CREDIT FACILITIES, NOTES PAYABLE AND REPURCHASE FACILITY
As of June 30, 2020, the Company had $1.7 billion of debt outstanding, including net deferred financing costs, with a weighted average years to maturity of 2.2 years and a weighted average interest rate of 3.3%. The weighted average years to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date. Should a loan not be repaid by its scheduled repayment date, the applicable interest rate will increase as specified in the respective loan agreement.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

The following table summarizes the debt balances as of June 30, 2020 and December 31, 2019, and the debt activity for the six months ended June 30, 2020 (in thousands):

		During the Six Months Ended June 30, 2020
	Balance as of December 31, 2019	Debt Issuances & Assumptions (1)	Repayments & Modifications (2)		Accretion and (Amortization)	Balance as of June 30, 2020
Fixed rate debt	$726,261	$—	$(218,814)		$—	$507,447
Credit facilities	885,000	246,500	—		—	1,131,500
Repurchase facility	—	74,492	—		—	74,492
Total debt	1,611,261	320,992	(218,814)		—	1,713,439
Net premiums (3)	241	—	—		(45)	196
Deferred costs – credit facility (4)	(3,933)	—	—		890	(3,043)
Deferred costs – fixed rate debt	(2,709)	—	186	(5)	529	(1,994)
Total debt, net	$1,604,860	$320,992	$(218,628)		$1,374	$1,708,598
____________________________________

(1)	Includes deferred financing costs incurred during the period.

(2)	In connection with the repayment of certain mortgage notes, the Company recognized a loss on extinguishment of debt of $4.8 million during the six months ended June 30, 2020.
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
Notes Payable
As of June 30, 2020, the fixed rate debt outstanding of $507.4 million included $53.6 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rates per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 2.6% to 5.0% per annum. The fixed rate debt outstanding matures on various dates from April 5, 2021 through May 10, 2024. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $865.5 million as of June 30, 2020. Each of the mortgage notes payable comprising the fixed rate debt is secured by the respective properties on which the debt was placed.
Credit Facilities
The Company has a second amended and restated unsecured credit agreement (the “Second Amended and Restated Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent (“JPMorgan Chase”), and the other lenders party thereto that provides for borrowings of up to $1.24 billion as of June 30, 2020, which includes a $885.0 million unsecured term loan (the “Term Loan”) and up to $350.0 million in unsecured revolving loans (the “Revolving Loans” and, collectively with the Term Loan, the “Credit Facility”). The Term Loan matures on March 15, 2022 and the Revolving Loans mature on March 15, 2021; however, the Company has the right to extend the maturity date of the Revolving Loans to March 15, 2022.
Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month LIBOR multiplied by the statutory reserve rate (the “Eurodollar Rate”) plus an interest rate spread ranging from 1.65% to 2.25% or (ii) a base rate, ranging from 0.65% to 1.25%, plus the greater of: (a) JPMorgan Chase’s prime rate; (b) the Federal Funds Effective Rate (as defined in the Second Amended and Restated Credit Agreement) plus 0.50%; or (c) the one-month LIBOR multiplied by the statutory reserve rate plus 1.00%. As of June 30, 2020, there was $110.0 million outstanding under the Revolving Loans at a weighted average interest rate of 1.8%. As of June 30, 2020, the Term Loan outstanding totaled $885.0 million, $811.7 million of which is subject to interest rate swap agreements (the “Swapped Term Loan”). The interest rate swap agreements had the effect of fixing the Eurodollar Rate per annum of the Swapped Term Loan at an all-in rate of 3.7%. As of June 30, 2020, the Company had $995.0 million outstanding under the Credit Facility at a weighted average interest rate of 3.3% and $240.0 million in unused capacity, subject to borrowing availability. The Company had available borrowings of $60.9 million as of June 30, 2020.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

The Second Amended and Restated Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Second Amended and Restated Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to the sum of (i) $2.0 billion plus (ii) 75% of the equity issued minus (iii) the aggregate amount of any redemptions or similar transaction from the date of the Second Amended and Restated Credit Agreement, a leverage ratio less than or equal to 60%, a fixed charge coverage ratio greater than 1.50, an unsecured debt to unencumbered asset value ratio equal to or less than 60%, an unsecured debt service coverage ratio greater than 1.75, a secured debt ratio equal to or less than 40% and the amount of secured debt that is recourse debt at no greater than 15% of total asset value. The Company believes it was in compliance with the financial covenants under the Second Amended and Restated Credit Agreement, as well as the financial covenants under the Company’s various fixed and variable rate debt agreements, as of June 30, 2020, with the exception of one mortgage note where the Company failed to meet the debt service coverage ratio covenant under the mortgage at June 30, 2020. Pursuant to the loan agreement, non-compliance with the debt service coverage ratio covenant triggers a cash sweep of the underlying property’s operating cash flow, which was waived during the six months ended June 30, 2020.
On December 31, 2019 (the “Closing Date”), CMFT Corporate Credit Securities, LLC, an indirect wholly-owned, bankruptcy-remote subsidiary of the Company, entered into a revolving credit and security agreement (the “Credit and Security Agreement”) with the lenders from time to time parties thereto, Citibank, N.A. (“Citibank”), as administrative agent, CMFT Securities Investments, LLC, a wholly-owned subsidiary of the Company, as equityholder and as collateral manager, Citibank (acting through its Agency & Trust division), as both a collateral agent and as a collateral custodian, and Virtus Group, LP, as collateral administrator. The Credit and Security Agreement provides for borrowings in an aggregate principal amount up to $500.0 million (the “Credit Securities Revolver”), which may be increased from time to time pursuant to the Credit and Security Agreement. As of June 30, 2020, the amounts borrowed and outstanding under the Credit Securities Revolver totaled $136.5 million at a weighted average interest rate of 2.0%.
Borrowings under the Credit and Security Agreement will bear interest equal to the three-month LIBOR for the relevant interest period, plus an applicable rate. The applicable rate is 1.70% per annum during the reinvestment period and 2.00% per annum during the amortization period (and, in each case, an additional 2.00% per annum following an event of default under the Credit and Security Agreement). The reinvestment period begins on the Closing Date and concludes on the earlier of (i) the date that is three years after the Closing Date, (ii) the final maturity date and (iii) the date on which the total assets under management of the Company and its wholly-owned subsidiaries is less than $1.25 billion (the “Reinvestment Period”). The final maturity date is the earliest to occur of: (i) the date that the Credit Securities Revolver is paid down and (ii) the second anniversary after the Reinvestment Period concludes. Borrowings under the Credit and Security Agreement are secured by substantially all of the assets held by CMFT Corporate Credit Securities, LLC, which shall primarily consist of broadly-syndicated senior secured loans subject to certain eligibility criteria under the Credit and Security Agreement.
Repurchase Facility
On June 4, 2020 (the “Repurchase Closing Date”), CMFT RE Lending RF Sub CB, LLC (“CMFT Lending”), an indirect wholly-owned subsidiary of the Company, entered into a Master Repurchase Agreement (the “Repurchase Agreement”) with Citibank, which provides up to $300.0 million of financing primarily through Citibank’s purchase of the Company’s CRE mortgage loans and future funding advances (the “Repurchase Facility”). The Repurchase Agreement provides for a simultaneous agreement by Citibank to re-sell such purchased CRE mortgage loans back to CMFT Lending at a certain future date or upon demand. Advances under the Repurchase Agreement accrue interest at per annum rates based on the one-month LIBOR, plus a spread to be determined on a case-by-case basis between Citibank and CMFT Lending. The Repurchase Facility matures on June 4, 2023, with two one-year extension options, subject to certain conditions set forth in the Repurchase Agreement.
In connection with the Repurchase Agreement, the Company (as the guarantor) entered into a guaranty with Citibank (the “Guaranty”), under which the Company agreed to guarantee up to 25% of CMFT Lending’s obligations under the Repurchase Agreement. As of June 30, 2020, the Company had two senior loans with an aggregate carrying value of $113.7 million financed with $74.5 million under the Repurchase Facility at a weighted average interest rate of 2.2%.
The Repurchase Agreement and the Guaranty contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. In addition, the Guaranty contains financial covenants that require the Company to maintain: (i) minimum liquidity of not less than the lower of (a) $50.0 million and (b) the greater of (A) $10.0 million and (B) 5% of the Company’s recourse indebtedness, as defined in the Guaranty; (ii) minimum consolidated net worth greater than or equal to $1.0 billion plus (a) 75% of the equity issued by the Company following the Repurchase Closing Date minus (b) the aggregate amount of any redemptions or similar transaction by the

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

Company from the Repurchase Closing Date; (iii) maximum leverage ratio of total indebtedness to total equity less than or equal to 80%; and (iv) minimum interest coverage ratio of EBITDA (as defined in the Guaranty) to interest expense equal to or greater than 1.40. The Company believes it was in compliance with the financial covenants under the Repurchase Agreement as of June 30, 2020.
Maturities
With respect to the $163.6 million of debt maturing within the next 12 months following the date these financial statements are issued, the Company believes cash on hand, proceeds from real estate asset dispositions, net cash provided by operations, borrowings available under the credit facilities or the entry into new financing arrangements will be sufficient in order to meet its debt obligations as they become due.
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt subsequent to June 30, 2020 (in thousands):

Principal Repayments
Remainder of 2020	$264
2021	201,301
2022	913,963
2023	393,646
2024	204,265
Thereafter	—
Total	$1,713,439
NOTE 10 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the six months ended June 30, 2020 and 2019 are as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$4,990	$15,985
Accrued capital expenditures	$139	$444
Interest income capitalized to loans held-for-investment	$539	$2,643
Common stock issued through distribution reinvestment plan	$28,774	$42,320
Change in fair value of interest rate swaps	$(7,280)	$(14,542)
Supplemental Cash Flow Disclosures:
Interest paid	$30,686	$49,374
Cash paid for taxes	$466	$301
NOTE 11 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation and claims. The Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or of which the Company’s properties are the subject.
Unfunded Commitments
As of June 30, 2020, the Company had $14.9 million of unfunded commitments related to its existing CRE loans held-for-investment. These commitments are not reflected in the accompanying condensed consolidated balance sheet.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

Unsettled Broadly Syndicated Loans
As of June 30, 2020, the Company had $14.3 million of unsettled broadly syndicated loan acquisitions and $3.0 million of unsettled broadly syndicated loan sales, none of which settled subsequent to June 30, 2020. Unsettled acquisitions are included in cash and cash equivalents in the accompanying condensed consolidated balance sheet.
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
NOTE 12 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
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
Incentive compensation
Pursuant to the Management Agreement, beginning on August 20, 2019, CMFT Management is entitled to receive incentive compensation, payable with respect to each quarter, which is generally equal to the excess of (a) the product of (i) 20% and (ii) the excess of (A) Core Earnings (as defined in the Management Agreement) of the Company for the previous 12-month period, over (B) the product of (1) the Company’s Consolidated Equity (as defined in the Management Agreement) in the previous 12-month period, and (2) 7% per annum, over (b) the sum of any incentive compensation paid to CMFT Management with respect to the first three calendar quarters of such previous 12-month period (or such lesser number of completed calendar quarters preceding the applicable period, if applicable). During the three and six months ended June 30, 2020 and 2019, no incentive compensation fees were incurred.
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
June 30, 2020 (Unaudited) – (Continued)

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
Subordinated performance fees
Pursuant to the Prior Advisory Agreement, through August 20, 2019, if the Company was sold or its assets were liquidated, CMFT Management was entitled to receive a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after stockholders received, from regular distributions plus special distributions paid from proceeds of such sale, a return of their net capital invested and an 8.0% annual cumulative, non-compounded return. Alternatively through August 20, 2019, if the Company’s shares were listed on a national securities exchange, CMFT Management was entitled to a subordinated performance fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing, exceeded the sum of the total amount of capital raised from stockholders and the amount of distributions necessary to generate an 8.0% annual cumulative, non-compounded return to stockholders. As an additional alternative, upon termination of the Prior Advisory Agreement, CMFT Management was entitled to a subordinated performance fee similar to the fee to which CMFT Management would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination. During the three and six months ended June 30, 2020 and 2019, no subordinated performance fees were incurred related to any such events.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

The Company recorded fees and expense reimbursements as shown in the table below for services provided by CMFT Management or its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Management fees and expenses	$11,398	$—	$22,488	$—
Acquisition fees and expenses	$205	$1,439	$332	$1,625
Disposition fees	$—	$246	$341	$1,047
Advisory fees and expenses	$—	$10,191	$—	$20,210
Operating expenses	$1,205	$739	$2,015	$1,713
Of the amounts shown above, $13.8 million and $2.2 million had been incurred, but not yet paid, for services provided by CMFT Management or its affiliates in connection with management and operating activities during the six months ended June 30, 2020 and 2019, respectively, and such amounts were recorded as liabilities of the Company as of such dates.
Due to Affiliates
As of June 30, 2020 and December 31, 2019, $13.8 million and $14.5 million, respectively, had been incurred primarily for management fees and operating expenses by CMFT Management or its affiliates, but had not yet been reimbursed by the Company. These amounts were included in due to affiliates in the condensed consolidated balance sheets for such periods.
NOTE 13 — ECONOMIC DEPENDENCY
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
NOTE 14 — STOCKHOLDERS’ EQUITY
Equity-Based Compensation
On August 10, 2018, the Board approved the adoption of the Company’s 2018 Equity Incentive Plan (the “Plan”), under which 400,000 of the Company’s common shares were reserved for issuance and share awards of approximately 367,500 are available for future grant as of June 30, 2020.
As of June 30, 2020, the Company has granted awards of approximately 6,500 restricted shares to each of the independent members of the Board (approximately 32,500 restricted shares in aggregate) under the Plan. As of June 30, 2020, 14,000 of the restricted shares had vested based on one year of continuous service. The remaining 18,500 restricted shares issued had not vested or been forfeited as of June 30, 2020. The fair value of the Company’s share awards is determined using the Company’s NAV per share on the date of grant. Compensation expense related to these restricted shares is recognized over the vesting period. The Company recorded compensation expense of $40,000 and $80,000 for the three and six months ended June 30, 2020, respectively, and $32,000 and $64,000 for the three and six months ended June 30, 2019, respectively, related to these restricted shares which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. As of June 30, 2020, there was $40,000 of total unrecognized compensation expense related to shares, which will be recognized ratably over the remaining period of service prior to October 2020.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

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
As of June 30, 2020, the leases had a weighted-average remaining term of 8.6 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As of June 30, 2020, the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, was as follows (in thousands):

Future Minimum Rental Income
Remainder of 2020	$116,310
2021 (1)	211,459
2022	199,520
2023	181,794
2024	162,980
Thereafter	1,087,429
Total	$1,959,492
______________________

(1)
Excludes $1.2 million of rental income deferrals requested and granted during 2020 due to the COVID-19 pandemic, which are scheduled to be collected in 2021 based on the terms of the executed deferral arrangements.

A certain amount of the Company’s rental and other property income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the three and six months ended June 30, 2020 and 2019, the amount of the contingent rent earned by the Company was not significant.
Rental and other property income during the three and six months ended June 30, 2020 and 2019 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fixed rental and other property income (1)	$51,423	$87,567	$108,096	$177,302
Variable rental and other property income (2)	8,680	12,883	20,443	27,910
Total rental and other property income	$60,103	$100,450	$128,539	$205,212
__________________________________

(1)
Consists primarily of fixed contractual payments from operating leases with tenants recognized on a straight-line basis over the lease term, including amortization of acquired above- and below-market leases, and is net of uncollectable lease-related receivables.

(2)	Consists primarily of tenant reimbursements for recoverable real estate taxes and property operating expenses, and percentage rent.
The Company has one property subject to a non-cancelable operating ground lease with a remaining term of 13.2 years. Upon initial adoption of ASC 842, the Company recognized a lease liability (in deferred rental income and other liabilities) and a related ROU asset (in prepaid expenses, derivative assets and other assets) of $2.7 million in the condensed consolidated

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

balance sheets. The lease liability and ROU asset were initially measured at the present value of the future minimum lease payments using a discount rate of 4.3%. This reflects the Company’s incremental borrowing rate, which was calculated based on the interest rate the Company would incur to borrow on a fully collateralized basis over a term similar to the lease.
The Company recognized $63,000 and $125,000 of ground lease expense during the three and six months ended June 30, 2020, respectively, of which $61,000 and $121,000 were paid in cash during the period it was recognized. As of June 30, 2020, the Company’s scheduled future minimum rental payments related to its operating ground lease is approximately $125,000 for the remainder of 2020, $250,000 annually for 2021 through 2025, and $1.9 million thereafter through the maturity date of the lease in August 2033.
NOTE 16 — SUBSEQUENT EVENTS
The following events occurred subsequent to June 30, 2020:
Redemption of Shares of Common Stock
Subsequent to June 30, 2020, the Company redeemed approximately 1.3 million shares pursuant to the Company’s share redemption program for $9.3 million (at an average price per share of $7.26). Management, in its discretion, limited the amount of shares redeemed for the three months ended June 30, 2020 to an amount equal to the net proceeds the Company received from the sale of shares in the DRIP Offerings during the respective period. The remaining redemption requests received during the three months ended June 30, 2020 totaling approximately 23.2 million shares went unfulfilled.
Broadly Syndicated Loans
Subsequent to June 30, 2020, the Company settled $4.1 million of net broadly syndicated loan transactions that were entered into subsequent to June 30, 2020.
Property Acquisitions
Subsequent to June 30, 2020, the Company acquired two properties for an aggregate purchase price of $9.8 million. The Company has not completed its initial purchase price allocation with respect to this property and therefore cannot provide similar disclosures to those included in Note 4 — Real Estate Assets in these condensed consolidated financial statements for these properties.
Property Disposition
Subsequent to June 30, 2020, the Company disposed of one property for an aggregate gross sales price of $1.3 million. The property disposition resulted in proceeds of $1.2 million after closing costs to CMFT Management or its affiliates and a gain of approximately $33,000. The Company has no continuing involvement with this property.
Estimated Per Share NAV
On August 11, 2020, the Board established an updated estimated per share NAV of the Company’s common stock as of June 30, 2020, of $7.31 per share. Commencing on August 14, 2020, distributions will be reinvested in shares of the Company’s common stock under the Secondary DRIP Offering at a price of $7.31 per share. Pursuant to the terms of the Company’s share redemption program, commencing on August 14, 2020, the updated estimated per share NAV of $7.31 as of June 30, 2020, will serve as the most recent estimated value for purposes of the share redemption program going forward, until such time as the Board determines a new estimated per share NAV.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” (within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect our expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by the use of words such as “may,” “will,” “seek,” “expects,” “anticipates,” “believes,” “targets,” “intends,” “should,” “estimates,” “could,” “continue,” “assume,” “projects,” “plans” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. In addition, these risks and uncertainties include those associated with (i) the scope, severity and duration of the current pandemic of COVID‑19 and actions taken to contain the pandemic or mitigate its impact, (ii) the potential adverse effect of COVID-19 on the financial condition, results of operations, cash flows and performance of the Company and its tenants, the real estate market and the global economy and financial markets, among others, and (iii) general economic, market and other conditions. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or new information, future events or otherwise, except as may be required to satisfy our obligations under federal securities law. The forward-looking statements should be read in light of the risk factors identified in Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Our operating results and cash flows are primarily influenced by rental and other property income from our commercial properties, interest expense on our indebtedness and acquisition and operating expenses. As 94.6% of our rentable square feet was under lease, including any month-to-month agreements, as of June 30, 2020, with a weighted average remaining lease term of 8.6 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors, including due to circumstances related to the COVID-19 pandemic. Our advisor regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, any available credit rating agency reports on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If CMFT Management identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
We have primarily acquired core commercial real estate assets principally consisting of retail properties located throughout the United States. As of June 30, 2020, we owned 381 properties, comprising 18.1 million rentable square feet of commercial space located in 42 states.
In April 2019, we announced our intention to pursue a more diversified investment strategy across the capital structure, ultimately transitioning to a mortgage REIT, by balancing our existing portfolio of core commercial real estate assets with our future investments in a portfolio of commercial mortgage loans and other real estate-related credit investments that we would originate, acquire, finance and manage.
As of June 30, 2020, our loan portfolio consisted of 143 loans with a net book value of $598.4 million. As of June 30, 2020, we had $14.3 million of unsettled broadly syndicated loan purchases included in cash and cash equivalents in the accompanying consolidated balance sheet.

Pursuant to our strategy, during the six months ended June 30, 2020, we disposed of 16 properties, encompassing 1.0 million gross rentable square feet. We previously expected to sell a substantial portion of our anchored-shopping center portfolio and certain single-tenant properties within 24 months, subject to market conditions. In light of current market conditions brought on by the COVID-19 pandemic, we cannot provide assurance that these properties will be sold within a 24-month period. As a result, we placed 15 properties with a carrying value of $228.4 million that were previously classified as held for sale back in service as real estate assets in the condensed consolidated balance sheets during the six months ended June 30, 2020. As of June 30, 2020, our portfolio consisted of 325 retail properties, 53 anchored shopping centers and three industrial properties representing 33 industry sectors. See Note 4 — Real Estate Assets to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of the disposition of individual properties during the six months ended ended June 30, 2020.
COVID-19
The COVID-19 outbreak and the associated “shelter-in-place” or “stay-at-home” orders or other quarantine mandates or public health guidance issued by local, state or federal authorities has adversely affected a number of our tenants’ businesses. The extent to which the COVID-19 pandemic continues to impact our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.
During the three and six months ended June 30, 2020, we provided lease concessions, either in the form of rental deferrals or abatements, to certain tenants in response to the impact of COVID-19. As of June 30, 2020, we granted total rent deferrals with an aggregate deferral amount of $2.4 million. Additionally, as of June 30, 2020, we granted rent abatements to tenants with an abatement amount of $750,000.
As of August 10, 2020, we have collected approximately 80% of rental payments billed to tenants during the three months ended June 30, 2020. Additionally, as of August 10, 2020, we have collected 89% of July rental payments billed to tenants.
We are actively managing our response to COVID-19 in collaboration with our tenants and business partners and are assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business. We intend to publish an updated estimated per share NAV on a quarterly, rather than an annual, basis going forward, until such time that we have greater visibility into the impact of the COVID-19 pandemic on our property valuations. Further, in order to manage the financial health of the Company, our Board is making its determinations with respect to the declaration of distributions on a monthly, instead of quarterly basis, and has approved and adopted a Second Amended and Restated Distribution Reinvestment Plan (the “Amended DRIP”) and an Amended and Restated Share Redemption Program (the “Amended Share Redemption Program”) that, among other changes, provides that the Amended DRIP and the Amended Share Redemption Program may be suspended at any time by majority vote of the Board without prior notice if the Board believes such action is in the best interest of the Company and its stockholders.
For further information regarding the impact of COVID-19 on the Company, see Part II, Item 1A titled “Risk Factors.”
Operating Highlights and Key Performance Indicators
2020 Activity

•	Acquired broadly syndicated loans with a net book value of $389.2 million and sold broadly syndicated loans for an aggregate gross sales price of $20.4 million.

•	Received payment in full on one senior loan totaling $40.8 million.

•	Acquired one commercial property for an aggregate purchase price of $4.7 million.

•	Disposed of 16 properties, consisting of 10 retail properties and six anchored shopping centers, for an aggregate sales price of $160.8 million.

•	Entered into a Repurchase Agreement that provides up to $300.0 million to finance a portfolio of existing and future CRE mortgage loans.

•	Increased total debt by $102.2 million.

Portfolio Information
As of June 30, 2020, we owned 381 properties located in 42 states, the gross rentable square feet of which was 94.6% leased, including any month-to-month agreements, with a weighted average lease term remaining of 8.6 years. As of June 30, 2020, no single tenant accounted for greater than 10% of our 2020 annualized rental income. As of June 30, 2020, we had certain geographic and industry concentrations in our property holdings. In particular, 49 of our properties were located in California and 21 of our properties were located in Georgia, which accounted for 12% and 10%, respectively, of our 2020 annualized rental income. In addition, we had tenants in the sporting goods, home and garden and discount store industries, which accounted for 14%, 12% and 10%, respectively, of our 2020 annualized rental income.
The following table shows the property statistics of our real estate assets as of June 30, 2020 and 2019:

	As of June 30,
	2020	2019
Number of commercial properties	381	852
Rentable square feet (in thousands) (1)	18,120	25,259
Percentage of rentable square feet leased	94.6%	95.1%
Percentage of investment-grade tenants (2)	37.4%	38.5%
____________________________________

(1)	Includes square feet of buildings on land parcels subject to ground leases.

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

The following table summarizes our real estate acquisition activity during the six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Commercial properties acquired	1	—	1	—
Purchase price of acquired properties (in thousands)	$4,659	$—	$4,659	$—
Rentable square feet (in thousands) (1)	18,635	—	18,635	—
____________________________________

(1)	Includes square feet of buildings on land parcels subject to ground leases.
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
Comparison of the Three Months Ended June 30, 2020 and 2019
The following table reconciles net income, calculated in accordance with GAAP, to net operating income (dollar amounts in thousands):

	For the Three Months Ended June 30,
	2020	2019	Change
Net (loss) income	$(3,746)	$9,006	$(12,752)
Loss on extinguishment of debt	370	—	370
Interest expense and other, net	15,509	25,447	(9,938)
Operating income	12,133	34,453	(22,320)

Gain on disposition of real estate, net	(3,791)	(3,460)	(331)
Provision for credit losses	7,905	—	7,905
Impairment	3,831	13,082	(9,251)
Depreciation and amortization	19,696	30,142	(10,446)
Transaction-related expenses	330	1,517	(1,187)
Management and advisory fees and expenses	11,398	10,191	1,207
General and administrative expenses	4,235	3,293	942
Interest income	(7,193)	(5,079)	(2,114)
Net operating income	$48,544	$84,139	$(35,595)
A total of 378 properties were acquired before April 1, 2019 and represent our “same store” properties during the three months ended June 30, 2020 and 2019. “Non-same store” properties, for purposes of the table below, includes properties acquired or disposed of on or after April 1, 2019. The following table details the components of net operating income broken out between same store and non-same store properties (dollar amounts in thousands):

	Total			Same Store			Non-Same Store
	For the Three Months Ended June 30,			For the Three Months Ended June 30,			For the Three Months Ended June 30,
	2020	2019	Change	2020	2019	Change	2020	2019	Change
Rental and other property income	$60,103	$100,450	$(40,347)	$58,943	$65,792	$(6,849)	$1,160	$34,658	$(33,498)

Property operating expenses	4,811	6,867	(2,056)	4,627	5,612	(985)	184	1,255	(1,071)
Real estate tax expenses	6,748	9,444	(2,696)	6,677	6,737	(60)	71	2,707	(2,636)
Total property operating expenses	11,559	16,311	(4,752)	11,304	12,349	(1,045)	255	3,962	(3,707)

Net operating income	$48,544	$84,139	$(35,595)	$47,639	$53,443	$(5,804)	$905	$30,696	$(29,791)
Loss on Extinguishment of Debt
The increase in loss on extinguishment of debt of $370,000 for the three months ended June 30, 2020, as compared to the same period in 2019, was due to the termination of certain mortgage notes in connection with the disposition of the underlying properties during the three months ended June 30, 2020.
Interest Expense and Other, Net
Interest expense and other, net also includes amortization of deferred financing costs.

The decrease in interest expense and other, net, of $9.9 million for the three months ended June 30, 2020, as compared to the same period in 2019, was primarily due to a decrease in the average aggregate amount of debt outstanding from $2.4 billion as of June 30, 2019 to $1.7 billion as of June 30, 2020 as a result of debt repayments in connection with the disposition of the underlying properties. In addition, the weighted average interest rate decreased from 3.9% as of June 30, 2019 to 3.3% as of June 30, 2020.
Gain on Disposition of Real Estate, Net
The increase in gain on disposition of real estate, net, of $331,000 during the three months ended June 30, 2020, as compared to the same period in 2019, was primarily due to the disposition of four properties for a gain of $3.8 million during the three months ended June 30, 2020 compared to the disposition of five properties for a gain of $3.5 million during the three months ended June 30, 2019.
Provision for Credit Losses
The increase in provision for credit losses of $7.9 million during the three months ended June 30, 2020, as compared to the same period in 2019, was primarily due to management’s determination that the fair value of the collateral of the Company’s mezzanine loans, which is based on comparable market sales, decreased compared to the amortized cost basis, which resulted in recording $7.9 million in credit losses during the three months ended June 30, 2020. No such losses were recorded during the three months ended June 30, 2019.
Impairment
Impairments decreased $9.3 million during the three months ended June 30, 2020, as compared to the same period in 2019, due to three properties that were deemed to be impaired, resulting in impairment charges of $3.8 million during the three months ended June 30, 2020, compared to six properties that were deemed to be impaired, resulting in impairment charges of $13.1 million during the three months ended June 30, 2019.
Depreciation and Amortization
The decrease in depreciation and amortization of $10.4 million during the three months ended June 30, 2020, as compared to the same period in 2019, was primarily due to the disposition of 474 properties subsequent to June 30, 2019.
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
The decrease in transaction-related expenses of $1.2 million during the three months ended June 30, 2020, as compared to the same period in 2019, was primarily due to a decrease in reimbursements to our advisor for expenses related to the four dispositions that occurred during the three months ended June 30, 2020 for an aggregate sales price of $31.8 million, compared to such expenses related to the five dispositions that occurred during the three months ended June 30, 2019 for an aggregate gross sales price of $39.6 million.
Management and Advisory Fees and Expenses
Pursuant to the Prior Advisory Agreement with CMFT Management and based upon the amount of our current invested assets, through August 20, 2019, we were required to pay to CMFT Management a monthly advisory fee equal to one-twelfth of 0.75% of the average invested assets up to $2.0 billion, one-twelfth of 0.70% of the average invested assets over $2.0 billion up to $4.0 billion and one-twelfth of 0.65% of the average invested assets over $4.0 billion. Beginning on August 20, 2019, we pay CMFT Management a management fee pursuant to the Management Agreement, payable quarterly in arrears, equal to the greater of (a) $250,000 per annum ($62,500 per quarter) and (b) 1.50% per annum (0.375% per quarter) of the Company’s Equity (as defined in the Management Agreement). Additionally, we may be required to reimburse certain expenses incurred by CMFT Management in providing advisory services, subject to limitations as set forth in the Management Agreement (as discussed in Note 12 — Related-Party Transactions and Arrangements).

The increase in management and advisory fees and expenses of $1.2 million during the three months ended June 30, 2020, as compared to the same period in 2019, was primarily due to the management fee we began paying CMFT Management beginning on August 20, 2019. During three months ended June 30, 2020, we incurred management fees of $9.8 million.
General and Administrative Expenses
The primary general and administrative expense items are certain expense reimbursements to our advisor, escrow and trustee fees, state franchise and income taxes, office expenses and accounting fees.
The increase in general and administrative expenses of $942,000 for the three months ended June 30, 2020, compared to the same period in 2019, was primarily due to an increase in operating expense reimbursements to our advisor.
Interest income
The increase in interest income of $2.1 million for the three months ended June 30, 2020, compared to the same period in 2019, was due to the origination and acquisition of three CRE loans held-for-investment and 133 broadly syndicated loans subsequent to June 30, 2019.
Net Operating Income
Same store property net operating income decreased $5.8 million during the three months ended June 30, 2020, as compared to the same period in 2019. Vacancies at 19 properties accounted for $2.5 million of the net decrease in net operating income for the three months ended June 30, 2020 due to the impact of the COVID-19 pandemic. Additionally, there was a reduction in rental and other property income of $4.5 million for amounts deemed not probable of collection at 48 properties during the three months ended June 30, 2020, as compared to the same period in 2019, due to the impact of the COVID-19 pandemic. Overall same store occupancy was 94.6% as of June 30, 2020, compared to 93.9% as of June 30, 2019.
Non-same store property net operating income decreased $29.8 million during the three months ended 2020, as compared to the same period in 2019. The decrease is primarily due to the disposition of 474 properties subsequent to June 30, 2019.
Comparison of the Six Months Ended June 30, 2020 and 2019
The following table reconciles net income, calculated in accordance with GAAP, to net operating income (dollar amounts in thousands):

	For the Six Months Ended June 30,
	2020	2019	Change
Net (loss) income	$(15,921)	$17,857	$(33,778)
Loss on extinguishment of debt	4,752	—	4,752
Interest expense and other, net	31,276	51,339	(20,063)
Operating income	20,107	69,196	(49,089)

Gain on disposition of real estate, net	(16,901)	(13,400)	(3,501)
Provision for credit losses	25,682	—	25,682
Impairment	15,507	33,155	(17,648)
Depreciation and amortization	40,519	62,134	(21,615)
Transaction-related expenses	582	1,708	(1,126)
Management and advisory fees and expenses	22,488	20,210	2,278
General and administrative expenses	7,917	6,740	1,177
Interest income	(12,764)	(9,577)	(3,187)
Net operating income	$103,137	$170,166	$(67,029)
A total of 377 properties were acquired before January 1, 2019 and represent our “same store” properties during the six months ended June 30, 2020 and 2019. “Non-same store” properties, for purposes of the table below, includes properties acquired or disposed of on or after January 1, 2019.

The following table details the components of net operating income broken out between same store and non-same store properties (dollar amounts in thousands):

	Total			Same Store			Non-Same Store
	For the Six Months Ended June 30,			For the Six Months Ended June 30,			For the Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change	2020	2019	Change
Rental and other property income	$128,539	$205,212	$(76,673)	$124,742	$131,902	$(7,160)	$3,797	$73,310	$(69,513)

Property operating expenses	11,676	16,184	(4,508)	11,092	12,209	(1,117)	584	3,975	(3,391)
Real estate tax expenses	13,726	18,862	(5,136)	13,326	13,185	141	400	5,677	(5,277)
Total property operating expenses	25,402	35,046	(9,644)	24,418	25,394	(976)	984	9,652	(8,668)

Net operating income	$103,137	$170,166	$(67,029)	$100,324	$106,508	$(6,184)	$2,813	$63,658	$(60,845)
Loss on Extinguishment of Debt
The increase in loss on extinguishment of debt of $4.8 million for the six months ended June 30, 2020, as compared to the same period in 2019, was due to the termination of certain mortgage notes in connection with the disposition of the underlying properties during the six months ended June 30, 2020.
Interest Expense and Other, Net
Interest expense and other, net also includes amortization of deferred financing costs.
The decrease in interest expense and other, net, of $20.1 million for the six months ended June 30, 2020, as compared to the same period in 2019, was primarily due to a decrease in the average aggregate amount of debt outstanding from $2.5 billion as of June 30, 2019 to $1.6 billion as of June 30, 2020 as a result of debt repayments in connection with the disposition of the underlying properties. In addition, the weighted average interest rate decreased from 3.9% as of June 30, 2019 to 3.3% as of June 30, 2020.
Gain on Disposition of Real Estate, Net
The increase in gain on disposition of real estate, net, of $3.5 million during the six months ended June 30, 2020, as compared to the same period in 2019, was primarily due to the disposition of 16 properties for a gain of $16.9 million during the six months ended June 30, 2020 compared to the disposition of 39 properties for a gain of $13.4 million during the six months ended June 30, 2019.
Provision for Credit Losses
The increase in provision for credit losses of $25.7 million during the six months ended June 30, 2020, as compared to the same period in 2019, was primarily due to management’s determination that the Company’s mezzanine loans had an amortized cost basis greater than the fair value of the collateral on the loans, resulting in $25.7 million in credit losses during the six months ended June 30, 2020. Additionally, the adoption of ASU 2016-13 on January 1, 2020. No such losses were recorded during the six months ended June 30, 2019.
Impairment
Impairments decreased $17.6 million during the six months ended June 30, 2020, as compared to the same period in 2019, due to 10 properties that were deemed to be impaired, resulting in impairment charges of $15.5 million during the six months ended June 30, 2020, compared to 13 properties that were deemed to be impaired, resulting in impairment charges of $33.2 million during the six months ended June 30, 2019.
Depreciation and Amortization
The decrease in depreciation and amortization of $21.6 million during the six months ended June 30, 2020, as compared to the same period in 2019, was primarily due to the disposition of 474 properties subsequent to June 30, 2019, offset by recognizing a full period of depreciation and amortization expenses on the one property acquired in 2019.
Transaction-Related Expenses
The decrease in transaction-related expenses of $1.1 million during the six months ended June 30, 2020, as compared to the same period in 2019, was primarily due to a decrease in reimbursements to our advisor for expenses related to the 16 dispositions that occurred during the six months ended June 30, 2020 for an aggregate sales price of $160.8 million, compared to such expenses related to the 39 dispositions that occurred during the six months ended June 30, 2019 for an aggregate gross sales price of $163.9 million.
Management and Advisory Fees and Expenses
The increase in management and advisory fees and expenses of $2.3 million during the six months ended June 30, 2020, as compared to the same period in 2019, was primarily due to the management fee we began paying CMFT Management beginning on August 20, 2019. During the six months ended June 30, 2020, we incurred management fees of $19.6 million.
General and Administrative Expenses
The increase in general and administrative expenses of $1.2 million for the six months ended June 30, 2020, compared to the same period in 2019, was primarily due to an increase in operating expense reimbursements to our advisor.
Interest income
The increase in interest income of $3.2 million for the six months ended June 30, 2020, compared to the same period in 2019, was due to the origination and acquisition of three CRE loans held-for-investment and 133 broadly syndicated loans subsequent to June 30, 2019.
Net Operating Income
Same store property net operating income decreased $6.2 million during the six months ended June 30, 2020, as compared to the same period in 2019. Vacancies at 17 properties accounted for $3.1 million of the net decrease in net operating income for the six months ended June 30, 2020 due to the impact of the COVID-19 pandemic. Additionally, there was a reduction in rental and other property income of $4.6 million for amounts deemed not probable of collection at 49 properties during the six months ended June 30, 2020, as compared to the same period in 2019, due to the impact of the COVID-19 pandemic. Overall same store occupancy was 94.6% as of June 30, 2020, compared to 94.0% as of June 30, 2019.
Non-same store property net operating income decreased $60.8 million during the six months ended 2020, as compared to the same period in 2019. The decrease is primarily due to the disposition of 474 properties subsequent to June 30, 2019.
Distributions
Prior to April 1, 2020, on a quarterly basis, our Board authorized a daily distribution for the succeeding quarter. Our Board authorized the following daily distribution amounts per share for the periods indicated below:

Period Commencing	Period Ending	Daily Distribution Amount
April 14, 2012	December 31, 2012	$0.001707848
January 1, 2013	December 31, 2015	$0.001712523
January 1, 2016	December 31, 2016	$0.001706776
January 1, 2017	December 31, 2019	$0.001711452
January 1, 2020	March 31, 2020	$0.001706776
On April 20, 2020, our Board decided to make a determination as to the amount and timing of distributions on a monthly, instead of a quarterly, basis until such time that we have greater visibility into the impact that the COVID-19 pandemic will have on our tenants’ ability to continue to pay rent on their leases on a timely basis or at all, the degree to which federal, state or local governmental authorities grant rent relief or other relief or amnesty programs applicable to our tenants, our ability to access the capital markets, and on the United States and worldwide financial markets and economy. After April 1, 2020, our Board authorized the following monthly distribution amounts per share for the periods indicated below:

Record Date	Distribution Amount
April 30, 2020	$0.0130
May 31, 2020	$0.0130
June 30, 2020	$0.0161
July 30, 2020	$0.0304
August 28, 2020	$0.0303

As of June 30, 2020, we had distributions payable of $5.0 million.
The following table presents distributions and sources of distributions for the periods indicated below (dollar amounts in thousands):

	Six Months Ended June 30,
	2020			2019
	Amount		Percent	Amount	Percent
Distributions paid in cash	$44,150		61%	$54,663	56%
Distributions reinvested	28,774		39%	42,320	44%
Total distributions	$72,924		100%	$96,983	100%
Sources of distributions:
Net cash provided by operating activities (1) (2)	$46,853		64%	$96,983	100%
Proceeds from the issuance of common stock	8,308	(3)	11%	—	—%
Proceeds from the issuance of debt	17,763	(4)	25%	—	—%
Total sources	$72,924		100%	$96,983	100%
____________________________________

(1)	Net cash provided by operating activities for the six months ended June 30, 2020 and 2019 was $37.2 million and $84.1 million, respectively.

(2)
Our distributions covered by cash flows from operating activities for the six months ended June 30, 2020 and 2019 include cash flows from operating activities in excess of distributions from prior periods of $9.6 million and $12.9 million, respectively.

(3)
In accordance with GAAP, certain real estate acquisition-related fees and expenses, such as expenses and fees incurred in connection with property acquisitions accounted for as business combinations, are expensed, and therefore reduce net cash flows from operating activities. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the six months ended June 30, 2020 include the amount by which real estate acquisition-related fees and expenses have reduced net cash flows from operating activities in those prior periods.

(4) Net proceeds on the credit facilities and notes payable for the six months ended June 30, 2020 was $102.2 million.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares of common stock back to us, subject to certain conditions and limitations. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the Secondary DRIP Offering, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the Secondary DRIP Offering. In addition, our Board may choose to amend the terms of, suspend or terminate our share redemption program at any time in its sole discretion if it believes that such action is in the best interest of us and our stockholders. Any material modifications or suspension of the share redemption program will be disclosed to our stockholders as promptly as practicable in our reports filed with the SEC and via our website. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We received redemption requests of approximately 23.2 million shares for $168.5 million in excess of the net proceeds we received from the issuance of shares under the Secondary DRIP Offering during the three months ended June 30, 2020. Management, in its discretion, limited the amount of shares redeemed for the three months ended June 30, 2020 to an amount equal to net proceeds we received from the sale of shares pursuant to the Secondary DRIP Offering during the respective period. During the six months ended June 30, 2020, we received valid redemption requests under our share redemption program totaling approximately 48.3 million shares, of which we redeemed approximately 2.5 million shares as of June 30, 2020 for $19.2 million (at an average redemption price of $7.77 per share) and approximately 1.3 million shares subsequent to June 30, 2020 for $9.3 million (at an average redemption price of $7.26 per share). The remaining redemption requests relating to approximately 44.5 million shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of our share redemption program then in effect. The share redemptions were funded with proceeds from the Secondary DRIP Offering.

Liquidity and Capital Resources
General
We are continuing to closely monitor the outbreak of COVID-19 and its impact on our business, tenants, operating partners and the economy as a whole. The COVID-19 pandemic has not had a material impact on our operations, however, we cannot estimate the ultimate magnitude and duration of the pandemic and its impact on our future operations as of the filing date of our report. However, if the outbreak continues on its current trajectory, such impacts could be material.
We expect to utilize proceeds from real estate dispositions, cash flows from operations and future proceeds from secured or unsecured financing to complete future acquisitions and for general corporate uses. The sources of our operating cash flows will primarily be provided by the rental and other property income received from current and future leased properties.
Our Credit Facility provides for borrowings of up to $1.24 billion, which includes a $885.0 million unsecured Term Loan and up to $350.0 million in unsecured Revolving Loans. As of June 30, 2020, we had $240.0 million in unused capacity under the Credit Facility, subject to borrowing availability. We had available borrowings of $60.9 million as of June 30, 2020. As of June 30, 2020, we also had cash and cash equivalents of $336.1 million, which included $14.3 million of unsettled broadly syndicated loan purchases. Our Credit Securities Revolver provides for borrowings in an aggregate principal amount up to $500.0 million, which may be increased from time to time pursuant to the Credit and Security Agreement. As of June 30, 2020, the amounts borrowed and outstanding under the Credit Securities Revolver totaled $136.5 million. Our Repurchase Facility provides up to $300.0 million of financing. As of June 30, 2020, the Company had two senior loans with an aggregate carrying value of $113.7 million financed with $74.5 million under the Repurchase Facility.
Subject to potential credit losses in the remainder of 2020 due to tenants that default on their leases, file bankruptcy and/or otherwise experience significant financial difficulty as a result of COVID-19, we expect to meet our short-term liquidity requirements through available cash, cash provided by property operations, proceeds from the DRIP Offering and borrowings from the Credit Facility or other sources. Additionally, given the impact of COVID-19, our Board has decided to make a determination as to the amount and timing of distributions on a monthly, instead of a quarterly, basis until such time that we have greater visibility into the impact that the COVID-19 pandemic will have on our property valuations. During the six months ended June 30, 2020, our Board approved and adopted the Amended DRIP and the Amended Share Redemption Program that, among other changes, respectively provide that the Amended DRIP and the Amended Share Redemption Program may be suspended at any time by majority vote of the Board without prior notice if the Board believes such action is in the best interest of the Company and its stockholders.
As of June 30, 2020, we believe that we were in compliance with the financial covenants of the Credit Agreement, as well as the financial covenants under our various fixed and variable rate debt agreements, with the exception of one mortgage note, as further discussed in Note 9 — Credit Facilities, Notes Payable and Repurchase Facility. However, our continued compliance with these debt covenants depends on many factors, including rent collections, which is impacted by the current and future economic conditions related to COVID-19.
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for the acquisition of real estate-related securities, real estate and real estate-related assets and the payment of acquisition-related fees and expenses, operating expenses, distributions, redemptions and interest and principal on current and any future debt financings, including principal repayments of $142.8 million within the next 12 months. We expect to meet our short-term liquidity requirements through cash proceeds from real estate asset dispositions, net cash provided by operations and proceeds from the Secondary DRIP Offering, as well as secured or unsecured borrowings from banks and other lenders to finance our future acquisitions and loan originations. Operating cash flows are expected to increase as we complete future acquisitions. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months. Management intends to use the proceeds from the sale of its disposition of properties to, among other things, acquire additional high-quality net-lease properties and credit investments in furtherance of our investment objectives and for other general corporate purposes.
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the acquisition of real estate-related securities, real estate and real estate-related assets and the payment of tenant improvements, acquisition-related fees and expenses, operating expenses, distributions and redemptions to stockholders and interest and principal on any current and future indebtedness. Generally, we expect to meet our long-term liquidity requirements through proceeds from cash flows from operations, borrowings on the credit facilities, proceeds from secured or unsecured borrowings from banks and other lenders, and proceeds raised pursuant to the Secondary DRIP Offering.
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
Contractual Obligations
As of June 30, 2020, we had debt outstanding with a carrying value of $1.7 billion and a weighted average interest rate of 3.3%. See Note 9 — Credit Facilities, Notes Payable and Repurchase Facility to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.
Our contractual obligations as of June 30, 2020 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments — fixed rate debt (2)	$507,447	$32,822	$310,968	$163,657	$—
Interest payments — fixed rate debt (3)	52,176	19,103	30,261	2,812	—
Principal payments — credit facilities (4)	1,131,500	110,000	885,000	136,500	—
Interest payments — credit facilities (4)	67,118	35,383	27,621	4,114	—
Principal payments — repurchase facility (5)	74,492	—	74,492	—	—
Interest payments — repurchase facility (5)	4,795	1,634	3,161	—	—
Total	$1,837,528	$198,942	$1,331,503	$307,083	$—
____________________________________

(1)	The table does not include amounts due to CMFT Management or its affiliates pursuant to our Management Agreement because such amounts are not fixed and determinable.

(2)
Principal payment amounts reflect actual payments based on the face amount of notes payable secured by our wholly-owned properties, which excludes the fair value adjustment, net of amortization, of mortgage notes assumed of $196,000 as of June 30, 2020.

(3)
As of June 30, 2020, we had $53.6 million of variable rate debt effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.

(4)
As of June 30, 2020, the Term Loan outstanding totaled $885.0 million, $811.7 million of which is subject to interest rate swap agreements. As of June 30, 2020, the weighted average all-in interest rate for the Swapped Term Loan was 3.7%. The remaining $183.3 million outstanding under the Credit Facility had a weighted average interest rate of 1.8% as of June 30, 2020. As of June 30, 2020, the amounts outstanding under the Credit Securities Revolver totaled $136.5 million and had a weighted average interest rate of 2.0%.

(5)	As of June 30, 2020, the amounts outstanding under the Repurchase Facility totaled $74.5 million at a weighted average interest rate of 2.2%.
We expect to incur additional borrowings in the future to acquire additional properties and other real estate-related assets. There is no limitation on the amount we may borrow against any single improved property. Consistent with CMFT Management’s approach toward the moderate use of leverage, our Board has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. As of June 30, 2020, our ratio of debt to total gross assets net of gross intangible lease liabilities was 47.2% and our ratio of debt to the fair market value of our gross assets net of gross intangible lease liabilities was 46.8%. Fair market value is based on the estimated market value of our real estate assets as of December 31, 2019 that were used to determine our estimated per share NAV, and for those assets acquired from January 1, 2020 through June 30, 2020 is based on the purchase price.

Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to stockholders. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as premiums or discounts, financing and issuance costs, and related accumulated amortization, less all cash and cash equivalents. As of June 30, 2020, our net debt leverage ratio, which is the ratio of net debt to total gross real estate and related assets net of gross intangible lease liabilities, was 38.0%.
The following table provides a reconciliation of the notes payable and credit facility, net balance, as reported on our condensed consolidated balance sheet, to net debt as of June 30, 2020 (dollar amounts in thousands):

Balance as of
June 30, 2020
Credit facilities, notes payable and repurchase facility, net	$1,708,598
Deferred costs and net premiums (1)	4,841
Less: Cash and cash equivalents	(336,142)
Net debt	$1,377,297
Gross real estate and related assets, net (2)	$3,628,634
Net debt leverage ratio	38.0%
______________________
(1) Deferred costs relate to mortgage notes payable and the term portion of the Credit Facility.
(2) Net of gross intangible lease liabilities. Includes gross assets held for sale, real estate-related securities and loans held-for-investment principal balance, net of allowance for credit losses, of $614.2 million.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities decreased by $46.8 million for the six months ended June 30, 2020, as compared to the same period in 2019. The change was primarily due to lower net income after non-cash adjustments due to the disposition of 474 properties subsequent to June 30, 2019. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities increased by $292.8 million for the six months ended June 30, 2020, as compared to the same period in 2019. The increase was primarily due to the net investment in broadly syndicated loans totaling $404.9 million, offset by an increase in net proceeds from loans held-for-investment of $114.5 million during the six months ended June 30, 2020, compared to the same period in 2019.
Financing Activities. Net cash provided by financing activities increased by $213.9 million for the six months ended June 30, 2020, as compared to the same period in 2019. The change was primarily due to net proceeds on the credit facilities, notes payable and repurchase facility of $102.2 million during the six months ended June 30, 2020, compared to net repayments on the Credit Facility and notes payable of $97.7 million during the six months ended June 30, 2019, primarily as a result of entering into the Credit Securities Revolver and the Repurchase Facility subsequent to June 30, 2019.
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
Critical Accounting Policies and Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We believe the following critical accounting policies govern the significant judgments and estimates used in the preparation of our financial statements, which should be read in conjunction with the more complete discussion of our accounting policies and procedures included in Note 2 — Summary of Significant Accounting Policies to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019. Additionally, as a result of our adoption of ASU 2016-13 during the six months ended June 30, 2020, we updated our critical accounting policies to include allowance for credit losses. For additional information on our allowance for credit losses, see Note 2 — Summary of Significant Accounting Policies to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q. We consider our critical accounting policies to be the following:

•	Recoverability of Real Estate Assets; and

•	Allocation of Purchase Price of Real Estate Assets; and

•	Allowance for Credit Losses.
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2019. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2019 and related notes thereto.
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate assets may not be recoverable. Impairment indicators that we consider include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, lease concessions and other factors, all of which are heightened concerns as a result of the economic impact caused by the COVID-19 outbreak; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; or other circumstances. We continue to evaluate our portfolio to determine if anticipated holding periods for certain properties may materially differ from the initial intended holding periods for such properties, which could result in an impairment charge in the future.
Related-Party Transactions and Agreements
We have entered into agreements with CMFT Management or its affiliates whereby we agree to pay certain fees to, or reimburse certain expenses of, CMFT Management or its affiliates such as acquisition and advisory fees and expenses, organization and offering costs, leasing fees and reimbursement of certain operating costs. See Note 12 — Related-Party Transactions and Arrangements to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.
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
Off-Balance Sheet Arrangements
As of June 30, 2020 and December 31, 2019, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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
Interest Rate Risk
As of June 30, 2020, we had variable rate debt of $394.3 million, excluding any debt subject to interest rate swap agreements, and therefore, we are exposed to interest rate changes in LIBOR. As of June 30, 2020, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $2.0 million per year.
As of June 30, 2020, we had three interest rate swap agreements outstanding, which mature on various dates from March 2021 through July 2021, with an aggregate notional amount of $865.3 million and an aggregate fair value of the net derivative liability of $11.2 million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of June 30, 2020, an increase of 50 basis points in interest rates would result in a change of $3.0 million to the fair value of the net derivative liability, resulting in a net derivative liability of $8.2 million. A decrease of 50 basis points in interest rates would result in a $3.0 million change to the fair value of the net derivative liability, resulting in a net derivative liability of $14.2 million.
As the information presented above includes only those exposures that existed as of June 30, 2020, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
The factors considered in determining the credit risk of our tenants include, but are not limited to: payment history; credit status and change in status, including the impact of the COVID-19 pandemic (credit ratings for public companies are used as a primary metric); change in tenant space needs (i.e., expansion/downsize); tenant financial performance; economic conditions in a specific geographic region; and industry specific credit considerations. We believe that the credit risk of our portfolio is reduced by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants and mitigation options.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2020 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2020, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The COVID-19 outbreak and the associated “shelter-in-place” or “stay-at-home” orders or other quarantine mandates or public health guidance issued by local, state or federal authorities has adversely affected a number of our tenants’ businesses.
The extent to which COVID-19 will impact our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of COVID-19, the actions taken to contain COVID-19 or mitigate its impact, and the direct and indirect economic effects of COVID-19 and the related containment measures. Management is evaluating rent relief requests on a case-by-case basis and not all requests for rent relief may be granted. To the extent we grant additional requests for rent relief, either in the form of rent deferral or abatement, or to the extent our tenants default on their lease obligations, it may have a negative impact on our rental revenue and net income. Management will continue to monitor the impact to our business, financial condition, results of operations, cash flow, and occupancy. Accordingly, we cannot predict the significance, extent or duration of any adverse impact of COVID-19 on our business, financial condition, results of operations or cash flows for the fiscal year ending December 31, 2020. Moreover, certain risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 should be interpreted as heightened risks as a result of the impact of COVID-19.
The declaration, amount and payment of future cash distributions on our common stock are subject to uncertainty due to current market conditions.
All distributions will be declared at the discretion of our Board and will depend on our earnings, our financial condition, REIT distribution requirements, and other factors as our Board may deem relevant from time to time. The economic impacts resulting from the COVID-19 pandemic could adversely affect our ability to pay distributions. Our Board is under no obligation or requirement to declare future distributions and will continue to assess our common stock distribution rate on an ongoing basis, as market conditions and our financial position continue to evolve. We cannot assure you that we will achieve results that will allow us to pay distributions on our common stock or that the level of distributions will be maintained or increased.
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

The following table presents distributions and the source of distributions for the periods indicated below (dollar amounts in thousands):

	Six Months Ended June 30, 2020			Year Ended December 31, 2019
	Amount		Percent	Amount	Percent
Distributions paid in cash	$44,150		61%	$112,083	58%
Distributions reinvested	28,774		39%	82,388	42%
Total distributions	$72,924		100%	$194,471	100%
Sources of distributions:
Net cash provided by operating activities (1) (2)	$46,853		64%	$194,471	100%
Proceeds from the issuance of common stock	8,308	(3)	11%	—	—%
Proceeds from the issuance of debt	17,763	(4)	25%	—	—%
Total sources	$72,924		100%	$194,471	100%
____________________________________

(1)	Net cash provided by operating activities for the six months ended June 30, 2020 and the year ended December 31, 2019 was $37.2 million and $188.6 million, respectively.

(2)
Our distributions covered by cash flows from operating activities for the six months ended June 30, 2020 and the year ended December 31, 2019 include cash flows from operating activities in excess of distributions from prior periods of $9.6 million and $5.9 million, respectively.

(3)
In accordance with GAAP, certain real estate acquisition-related fees and expenses, such as expenses and fees incurred in connection with property acquisitions accounted for as business combinations, are expensed, and therefore reduce net cash flows from operating activities. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the six months ended June 30, 2020 include the amount by which real estate acquisition-related fees and expenses have reduced net cash flows from operating activities in those prior periods.

(4) Net proceeds on the credit facilities and notes payable for the six months ended June 30, 2020 was $102.2 million.
Changes in banks’ inter-bank lending rate reporting practices or the method pursuant to which LIBOR is determined may adversely affect the value of the financial obligations to be held or issued by us that are linked to LIBOR.
LIBOR and other indices which are deemed “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. Some of these reforms are already effective while others are still to be implemented. These reforms may cause such benchmarks to perform differently than in the past, or have other consequences which cannot be predicted. It currently appears that, over time, U.S. Dollar LIBOR may be replaced by the SOFR published by the Federal Reserve Bank of New York. However, the manner and timing of this shift is currently unknown. Market participants are still considering how various types of financial instruments and securitization vehicles would react to a discontinuation of LIBOR. It is possible that not all of our assets and liabilities will transition away from LIBOR at the same time, and it is possible that not all of our assets and liabilities will transition to the same alternative reference rate, in each case increasing the difficulty of hedging. For example, switching existing financial instruments and hedging transactions from LIBOR to SOFR requires calculations of a spread. Industry organizations are attempting to structure the spread calculation in a manner that minimizes the possibility of value transfer between counterparties, borrowers, and lenders by virtue of the transition, but there is no assurance that the calculated spread will be fair and accurate or that all asset types and all types of securitization vehicles will use the same spread. The Company and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, and risk management. The process of transition involves operational risks. It is also possible that no transition will occur for many financial instruments. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the market for or value of any securities on which the interest or dividend is determined by reference to LIBOR, loans, derivatives and other financial obligations or on our overall financial condition or results of operations. More generally, any of the above changes or any other consequential changes to LIBOR or any other “benchmark” as a result of international, national or other proposals for reform or other initiatives, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have a material adverse effect on the value of and return on any securities based on or linked to a “benchmark.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Our share redemption program permits our stockholders to sell their shares of common stock back to us, subject to significant conditions and limitations. Under our share redemption program, we will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. In addition, our Board may choose to amend the terms of, suspend or terminate our share redemption program at any time in its sole discretion if it believes that such action is in the best interest of us and our stockholders. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the Secondary DRIP Offering, net of shares redeemed to date. In addition, generally we will limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the Secondary DRIP Offering. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We received redemption requests of approximately 23.2 million shares for $168.5 million in excess of the net proceeds we received from the issuance of shares under the Secondary DRIP Offering during the three months ended June 30, 2020. Management, in its discretion, limited the amount of shares redeemed for the three months ended June 30, 2020 to shares received from the Secondary DRIP Offering during the period. The estimated per share NAV of $7.31 as of June 30, 2020 determined by the Board on August 11, 2020 serves as the most recent estimated value for purposes of the share redemption program, effective August 14, 2020, until such time as the Board determines a new estimated per share NAV.
In general, we redeem shares on a quarterly basis. During the three months ended June 30, 2020, we redeemed shares, including those redeemable due to death, as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2020 - April 30, 2020	—	$—		(1)
May 1, 2020 - May 31, 2020	2,456,017	$7.77	2,456,017	(1)
June 1, 2020 - June 30, 2020	12,737	$8.02	12,737	(1)
Total	2,468,754		2,468,754	(1)
____________________________________

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
Unregistered Sales of Equity Securities
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

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
10.1
Master Repurchase Agreement, dated June 4, 2020, by and between CMFT RE Lending RF Sub CB, LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed June 9, 2020).

10.2
Guaranty, dated as of June 4, 2020, by CIM Real Estate Finance Trust, Inc. for the benefit of Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed June 9, 2020.

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
Date: August 14, 2020