Form 10-Q
period 2020-09-30
CIM REAL ESTATE FINANCE TRUST, INC.
filed 2020-11-13
CIK 1498547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 000-54939

CIM REAL ESTATE FINANCE TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland			27-3148022
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification Number)
2398 East Camelback Road, 4th Floor
Phoenix,	Arizona		85016
(Address of principal executive offices)			(Zip code)
	(602)	778-8700
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 5, 2020, there were approximately 309.4 million shares of common stock, par value $0.01 per share, of CIM Real Estate Finance Trust, Inc. outstanding.

CIM REAL ESTATE FINANCE TRUST, INC.

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands, except share and per share amounts) (Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Real estate assets:
Land	$730,912	$700,210
Buildings, fixtures and improvements	1,979,787	1,830,101
Intangible lease assets	322,221	313,127
Total real estate assets, at cost	3,032,920	2,843,438
Less: accumulated depreciation and amortization	(446,821)	(374,103)
Total real estate assets, net	2,586,099	2,469,335
Real estate-related securities	75,212	—
Loans held-for-investment and related receivables, net	892,895	301,630
Less: Allowance for credit losses	(35,039)	—
Total loans held-for-investment and related receivables, net	857,856	301,630
Cash and cash equivalents	175,224	466,024
Restricted cash	5,925	7,331
Rents and tenant receivables, net	70,141	58,374
Prepaid expenses and other assets	10,137	11,731
Deferred costs, net	3,374	2,301
Assets held for sale	—	351,897
Total assets	$3,783,968	$3,668,623
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facilities, notes payable and repurchase facilities, net	$1,849,099	$1,604,860
Accrued expenses and accounts payable	26,833	22,038
Due to affiliates	12,718	14,458
Intangible lease liabilities, net	17,257	20,523
Distributions payable	9,375	16,510
Derivative liabilities, deferred rental income and other liabilities	18,268	19,448
Total liabilities	1,933,550	1,697,837
Commitments and contingencies
Redeemable common stock	—	180,838
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 490,000,000 shares authorized, 309,405,505 and 311,207,725 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	3,094	3,112
Capital in excess of par value	2,774,027	2,606,925
Accumulated distributions in excess of earnings	(919,510)	(816,181)
Accumulated other comprehensive loss	(7,193)	(3,908)
Total stockholders’ equity	1,850,418	1,789,948
Total liabilities, redeemable common stock and stockholders’ equity	$3,783,968	$3,668,623
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Rental and other property income	$66,011	$99,552	$194,550	$304,764
Interest income	6,631	5,927	19,395	15,504
Total revenues	72,642	105,479	213,945	320,268
Operating expenses:
General and administrative	3,762	3,634	11,679	10,374
Property operating	5,214	7,199	16,890	23,383
Real estate tax	6,566	8,933	20,292	27,795
Management and advisory fees and expenses	10,934	10,852	33,422	31,062
Merger-related	1,207	—	1,207	—
Transaction-related	148	383	730	2,091
Depreciation and amortization	19,967	26,766	60,486	88,900
Impairment	476	24,008	15,983	57,163
Provision for credit losses	7,355	—	33,037	—
Total operating expenses	55,629	81,775	193,726	240,768
Gain on disposition of real estate, net	3,219	5,790	20,120	19,190
Operating income	20,232	29,494	40,339	98,690
Other expense:
Interest expense and other, net	(15,964)	(24,619)	(47,240)	(75,958)
Loss on extinguishment of debt	(89)	(2,302)	(4,841)	(2,302)
Total other expense	(16,053)	(26,921)	(52,081)	(78,260)
Net income (loss)	4,179	2,573	(11,742)	20,430
Net income allocated to noncontrolling interest	—	32	—	99
Net income (loss) attributable to the Company	$4,179	$2,541	$(11,742)	$20,331
Weighted average number of common shares outstanding:
Basic and diluted	309,694,214	311,267,395	310,497,436	311,322,003
Net income (loss) per common share
Basic and diluted	$0.01	$0.01	$(0.04)	$0.07
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (in thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$4,179	$2,573	$(11,742)	$20,430
Other comprehensive income (loss)
Unrealized gain on real estate-related securities	41	—	61	—
Unrealized loss on interest rate swaps	(35)	(600)	(11,645)	(12,401)
Amount of loss (gain) reclassified from other comprehensive income (loss) into income as interest expense and other, net	3,979	(783)	8,299	(3,534)
Total other comprehensive income (loss)	3,985	(1,383)	(3,285)	(15,935)

Comprehensive income (loss)	8,164	1,190	(15,027)	4,495
Comprehensive income allocated to noncontrolling interest	—	32	—	99
Comprehensive income (loss) attributable to the Company	$8,164	$1,158	$(15,027)	$4,396
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (in thousands, except share amounts) (Unaudited)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance as of January 1, 2020	311,207,725	$3,112	$2,606,925	$(816,181)	$(3,908)	$1,789,948
Cumulative effect of accounting changes	—	—	—	(2,002)	—	(2,002)
Issuance of common stock	2,223,298	22	19,209	—	—	19,231
Equity-based compensation	—	—	40	—	—	40
Distributions declared on common stock — $0.15 per common share	—	—	—	(48,332)	—	(48,332)
Redemptions of common stock	(2,256,037)	(22)	(19,492)	—	—	(19,514)
Changes in redeemable common stock	—	—	283	—	—	283
Comprehensive loss	—	—	—	(12,175)	(9,828)	(22,003)
Balance as of March 31, 2020	311,174,986	$3,112	$2,606,965	$(878,690)	$(13,736)	$1,717,651
Issuance of common stock	1,242,475	12	9,531	—	—	9,543
Equity-based compensation	—	—	40	—	—	40
Distributions declared on common stock — $0.04 per common share	—	—	—	(13,072)	—	(13,072)
Redemptions of common stock	(2,468,754)	(25)	(19,166)	—	—	(19,191)
Changes in redeemable common stock	—	—	9,643	—	—	9,643
Comprehensive (loss) income	—	—	—	(3,746)	2,558	(1,188)
Balance as of June 30, 2020	309,948,707	$3,099	$2,607,013	$(895,508)	$(11,178)	$1,703,426
Issuance of common stock	746,001	8	5,409	—	—	5,417
Equity-based compensation	—	—	40	—	—	40
Distributions declared on common stock — $0.09 per common share	—	—	—	(28,181)	—	(28,181)
Redemptions of common stock	(1,289,203)	(13)	(9,347)	—	—	(9,360)
Changes in redeemable common stock	—	—	170,912	—	—	170,912
Comprehensive income	—	—	—	4,179	3,985	8,164
Balance as of September 30, 2020	309,405,505	$3,094	$2,774,027	$(919,510)	$(7,193)	$1,850,418

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (in thousands, except share amounts) (Unaudited) – (Continued)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance as of January 1, 2019	311,381,396	$3,114	$2,607,330	$(804,617)	$11,023	$1,816,850
Issuance of common stock	2,267,609	22	21,225	—	—	21,247
Equity-based compensation	—	—	32	—	—	32
Distributions declared on common stock — $0.15 per common share	—	—	—	(47,963)	—	(47,963)
Redemptions of common stock	(2,318,505)	(23)	(21,701)	—	—	(21,724)
Changes in redeemable common stock	—	—	(67)	—	—	(67)
Comprehensive income (loss)	—	—	—	8,817	(5,321)	3,496
Balance as of March 31, 2019	311,330,500	$3,113	$2,606,819	$(843,763)	$5,702	$1,771,871
Issuance of common stock	2,436,153	25	21,048	—	—	21,073
Equity-based compensation	—	—	32	—	—	32
Distributions declared on common stock — $0.16 per common share	—	—	—	(48,487)	—	(48,487)
Redemptions of common stock	(2,440,984)	(25)	(21,090)	—	—	(21,115)
Changes in redeemable common stock	—	—	42	—	—	42
Comprehensive income (loss)	—	—	—	8,973	(9,231)	(258)
Balance as of June 30, 2019	311,325,669	$3,113	$2,606,851	$(883,277)	$(3,529)	$1,723,158
Cumulative effect of accounting changes	2,361,229	24	20,401	—	—	20,425
Issuance of common stock	—	—	34	—	—	34
Distributions declared on common stock — $0.16 per common share	—	—	—	(49,007)	—	(49,007)
Redemptions of common stock	(2,418,349)	(24)	(20,895)	—	—	(20,919)
Changes in redeemable common stock	—	—	494	—	—	494
Comprehensive income (loss)	—	—	—	2,541	(1,383)	1,158
Balance as of September 30, 2019	311,268,549	$3,113	$2,606,885	$(929,743)	$(4,912)	$1,675,343
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands) (Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(11,742)	$20,430
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization, net	59,546	87,584
Amortization of deferred financing costs	3,061	3,945
Amortization of fair value adjustment of mortgage notes payable assumed	(70)	(67)
Amortization and accretion on deferred loan fees	(1,603)	(2,319)
Amortization of premiums and discounts on broadly syndicated loans, net	(387)	—
Amortization of premiums and discounts on real estate-related securities	45	—
Capitalized interest income	(539)	(7,428)
Equity-based compensation	120	98
Straight-line rental income	(4,416)	(4,880)
Write-offs for uncollectable lease-related receivables	5,334	754
Gain on disposition of real estate assets, net	(20,120)	(19,190)
Loss on sale of broadly syndicated loans	562	—
Amortization of gain on swap termination	(11)	(14)
Impairment of real estate assets	15,983	57,163
Provision for credit losses	33,037	—
Write-off of deferred financing costs	633	232
Changes in assets and liabilities:
Rents and tenant receivables	(12,923)	2,299
Prepaid expenses and other assets	1,698	(4,994)
Accounts payable and accrued expenses	5,344	7,638
Deferred rental income and other liabilities	(4,254)	(2,717)
Due to affiliates	(1,740)	2,209
Net cash provided by operating activities	67,558	140,743
Cash flows from investing activities:
Investment in real estate-related securities	(76,644)	—
Investment in broadly syndicated loans	(474,990)	—
Investment in real estate assets and capital expenditures	(18,795)	(21,374)
Origination and acquisition of loans held-for-investment, net	(223,608)	(102,440)
Principal payments received on loans held-for-investment	80,263	14,445
Principal payments received on real estate-related securities	1,448	—
Origination and exit fees received on loans held-for-investment	3,200	497
Net proceeds from disposition of real estate assets	194,691	196,480
Net proceeds from sale of broadly syndicated loans	25,837	—
Payment of property escrow deposits	(550)	(350)
Refund of property escrow deposits	250	350
Proceeds from the settlement of insurance claims	—	20
Net cash (used in) provided by investing activities	(488,898)	87,628
Cash flows from financing activities:
Redemptions of common stock	(48,065)	(63,758)
Distributions to stockholders	(62,529)	(83,251)
Proceeds from credit facilities and repurchase facilities	461,194	402,000
Repayments of credit facilities and notes payable	(219,143)	(484,771)
Payment of loan deposits	(65)	—
Deferred financing costs paid	(2,258)	(53)
Distributions to noncontrolling interest	—	(236)
Net cash provided by (used in) financing activities	129,134	(230,069)
Net decrease in cash and cash equivalents and restricted cash	(292,206)	(1,698)
Cash and cash equivalents and restricted cash, beginning of period	473,355	19,674
Cash and cash equivalents and restricted cash, end of period	$181,149	$17,976
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$175,224	$6,595
Restricted cash	5,925	11,381
Total cash and cash equivalents and restricted cash	$181,149	$17,976
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited)
NOTE 1 — ORGANIZATION AND BUSINESS
CIM Real Estate Finance Trust, Inc. (the “Company”) is a non-exchange traded real estate investment trust (“REIT”) formed as a Maryland corporation on July 27, 2010, that elected to be taxed, and currently qualifies, as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2012. The Company operates a diversified portfolio of core commercial real estate assets primarily consisting of net leased properties located throughout the United States. As of September 30, 2020, the Company owned 380 properties, comprising 17.9 million rentable square feet of commercial space located in 42 states. As of September 30, 2020, the rentable square feet at these properties was 94.3% leased, including month-to-month agreements, if any. The Company intends to continue to pursue a more diversified investment strategy across the capital structure by balancing the Company’s existing core of commercial real estate assets leased to creditworthy tenants under long-term net leases with a portfolio of commercial mortgage loans and other credit investments in which the Company’s sponsor and its affiliates have expertise. As of September 30, 2020, the Company’s loan portfolio consisted of 173 loans with a net book value of $857.9 million, and investments in real estate-related securities of $75.2 million.
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
The Company registered $247.0 million of shares of common stock under the DRIP (the “Initial DRIP Offering”) pursuant to a Registration Statement on Form S-3 (Registration No. 333-192958), which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 19, 2013 and automatically became effective with the SEC upon filing. The Company ceased issuing shares under the Initial DRIP Offering effective as of June 30, 2016. At the completion of the Initial DRIP Offering, a total of approximately $241.7 million of shares of common stock had been issued. The remaining $5.3 million of unsold shares from the Initial DRIP Offering were deregistered.
The Company registered an additional $600.0 million of shares of common stock under the DRIP (the “Secondary DRIP Offering,” and together with the Initial DRIP Offering, the “DRIP Offerings,” and the DRIP Offerings collectively with the Offering, the “Offerings”) pursuant to a Registration Statement on Form S-3 (Registration No. 333-212832), which was filed with the SEC on August 2, 2016 and automatically became effective with the SEC upon filing. The Company began to issue shares under the Secondary DRIP Offering on August 2, 2016 and continued to issue shares under the Secondary DRIP Offering until, on August 30, 2020, the Company’s board of directors (the “Board”) suspended the Secondary DRIP Offering in connection with the entry of the Company into the Merger Agreements (as defined below).
The Board establishes an updated estimated per share net asset value (“NAV”) of the Company’s common stock on at least an annual basis for purposes of assisting broker-dealers that participated in the Offering in meeting their customer account

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

reporting obligations under Financial Industry Regulatory Authority Rule 2231. Distributions are reinvested in shares of the Company’s common stock under the DRIP at the estimated per share NAV as determined by the Board. Additionally, the estimated per share NAV as determined by the Board serves as the per share NAV for purposes of the share redemption program. As of September 30, 2020, the estimated per share NAV of the Company’s common stock was $7.31, which was established by the Board on August 11, 2020 using a valuation date of June 30, 2020. Commencing on August 14, 2020, $7.31 served as the per share NAV under the DRIP. The Board previously established a per share NAV as of August 31, 2015, September 30, 2016, December 31, 2016, December 31, 2017, December 31, 2018, December 31, 2019, March 31, 2020 and June 30, 2020. The Company’s estimated per share NAVs are not audited or reviewed by its independent registered public accounting firm. Given the relative stability of the Company’s rent collections and the per share NAV for the quarters ended March 31, 2020 and June 30, 2020, the Board believes that it is in the best interests of the Company and its stockholders to cease incurring the additional costs associated with quarterly valuations and return to updating the Company’s per share NAV on an annual basis in accordance with its valuation policies.
Pending Mergers
On August 30, 2020, (i) the Company, CCIT III and Thor III Merger Sub, LLC, a wholly owned subsidiary of the Company (“CCIT III Merger Sub”), entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 thereto dated November 3, 2020, the “CCIT III Merger Agreement”), pursuant to which CCIT III will merge with and into CCIT III Merger Sub (the “CCIT III Merger”), and (ii) the Company, CCPT V and Thor V Merger Sub, LLC, a wholly owned subsidiary of CMFT (“CCPT V Merger Sub”, and collectively with the CCIT III Merger Sub, the “Merger Subs”), entered into an Agreement and Plan of Merger (as subsequently amended on each of October 22, 2020, October 24, 2020 and October 29, 2020, the “CCPT V Merger Agreement”, and collectively with the CCIT III Merger Agreement, the “Merger Agreements”), pursuant to which CCPT V will merge with and into CCPT V Merger Sub (the “CCPT V Merger” and collectively with the CCIT III Merger, the “Mergers”). Neither of the Mergers is contingent upon the completion of the other.
Subject to the terms and conditions of the Merger Agreements, CCIT III and CCPT V (collectively, the “Target REITs”) will each be merged into a wholly owned subsidiary of the Company. In accordance with the applicable provisions of the Maryland General Corporation Law (the “MGCL”), the separate existence of each of the Target REITs shall cease at the effective time of the Mergers.
At the effective time of the Mergers and subject to the terms and conditions of the Merger Agreements, each issued and outstanding share of common stock of CCIT III and CCPT V will be converted into the right to receive 1.098 and 2.892 shares of the Company’s common stock, $0.01 par value per share, respectively, subject to the treatment of fractional shares in accordance with the Merger Agreements (the “Merger Consideration”). At the effective time of the Mergers and subject to the terms and conditions of the Merger Agreements, each issued and outstanding share of common stock granted under each of the Target REITs’ 2018 Equity Incentive Plan, whether vested or unvested, will be cancelled in exchange for an amount equal to the applicable Merger Consideration.
The Merger Agreements contain customary representations, warranties and covenants, including covenants relating to the conduct of each of the Target REITs’ and the Company’s respective businesses during the period between the execution of the Merger Agreements and the completion of the Mergers, subject to certain exceptions.
Pursuant to the terms of the Merger Agreements, the Target REITs had a “go shop” period that ended on 11:59 p.m. New York City time on October 7, 2020 (the “Go Shop Period End Time”) during which the Target REITs and its subsidiaries and representatives could initiate, solicit, provide information and enter into discussions concerning proposals relating to alternative business combination transactions. Following the Go Shop Period End Time, the Target REITs and its subsidiaries and representatives may not solicit, provide information or enter into discussions concerning proposals relating to alternative business combination transactions, subject to certain limited exceptions set forth in the Merger Agreements.
The Merger Agreements also provide that prior to the applicable Stockholder Approval (as defined below), each of the Target REITs’ board of directors may, under specified circumstances, make an Adverse Recommendation Change (as defined in the Merger Agreements), including withdrawing its recommendation of the applicable Merger, subject to complying with certain conditions set forth in the applicable Merger Agreement.
The Merger Agreements may be terminated under certain circumstances, including by the applicable Target REIT or the Company if the Mergers have not been consummated on or before 11:59 p.m. New York time on May 30, 2021 (the “Outside Date”), if a final and non-appealable order is entered permanently restraining or otherwise prohibiting the transactions contemplated by the applicable Merger Agreement, if the applicable Stockholder Approval has not been obtained at the

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

applicable Stockholders Meeting or upon a material uncured breach of the respective obligations, covenants or agreements by the other party that would cause the closing conditions in the applicable Merger Agreement not to be satisfied.
In addition, each of the Target REITs may terminate its respective Merger Agreement in order to enter into an Alternative Acquisition Agreement with respect to a Superior Proposal (each as defined in the Merger Agreements) at any time prior to receipt by the Target REIT of the Stockholder Approval pursuant to and subject to the terms and conditions of that Merger Agreement.
The Company may terminate the Merger Agreements at any time prior to the receipt of the applicable Stockholder Approval, in certain limited circumstances, including upon (i) an Adverse Recommendation Change, (ii) a tender offer or exchange offer that is commenced which the Target REIT Board fails to recommend against or (iii) a breach by the Target REITs, in any material respect, of their obligations under the go shop or no solicitation provisions set forth in the Merger Agreements.
If a Merger Agreement is terminated because the Merger was not consummated before the Outside Date or because the Stockholder Approval was not obtained, and (i) an Acquisition Proposal (as defined in that Merger Agreement) has been publicly announced or otherwise communicated to the Target REIT’s stockholders prior to the Stockholders Meeting and (ii) within 12 months after the date of such termination (A) the Target REIT consummates or enters into an agreement (that is thereafter consummated) in respect of an Acquisition Proposal for 50% or more of the Target REIT’s equity or assets or (B) the Target REIT Board recommends or fails to recommend against an Acquisition Proposal structured as a tender or exchange offer for 50% or more of the Target REIT’s equity and such Acquisition Proposal is actually consummated, then CCIT III and CCPT V must pay to the Company a termination fee of $710,000 and $9.85 million, respectively, and up to $130,000 and $1.79 million, respectively, as reimbursement for the Company’s Expenses (as defined in the Merger Agreements).
If either of the Merger Agreements is terminated in connection with the applicable Target REIT’s acceptance of a Superior Proposal or making an Adverse Recommendation Change, then CCIT III or CCPT V must pay to the Company a termination fee of $710,000 and $9.85 million, respectively, and up to $130,000 and $1.79 million, respectively, as reimbursement for CMFT’s Expenses, subject to certain exceptions set forth in applicable the Merger Agreement.
The obligation of each party to consummate the applicable Merger is subject to a number of customary conditions, including receipt of the approval of the Mergers (and of an amendment to each of the Target REIT’s charter that is required to consummate the Mergers) by holders of a majority of the outstanding shares of the applicable Target REIT’s common stock entitled to vote thereon (the “Stockholder Approval”), delivery of certain documents and legal opinions, the truth and correctness of the representations and warranties of the applicable parties (subject to the materiality standards contained in the applicable Merger Agreement) and the absence of a CCIT III Material Adverse Effect, CCPT V Material Adverse Effect or CMFT Material Adverse Effect (as each term is defined in the applicable Merger Agreement).
On August 30, 2020, the Company, CCIT II and CCIT II Merger Sub, entered into the CCIT II Merger Agreement, pursuant to which CCIT II would have merged with and into CCIT II Merger Sub, with CCIT II Merger Sub surviving the merger as the surviving entity such that following the merger, the surviving entity would have continued as a wholly owned subsidiary of the Company. The CCIT II Merger Agreement was subsequently terminated on October 29, 2020 and, as a result, all provisions of the Merger Agreement relating to CCIT II or the CCIT II Merger Agreement are no longer applicable.
Concurrently with the entry into the Merger Agreements, each of the Target REITs and its respective advisor entered into a letter agreement (the “Termination Agreement”). Pursuant to each Termination Agreement, the advisory agreement between the applicable Target REIT and its respective advisor (each, an “Advisory Agreement”) will be terminated at the effective time of the applicable Merger. Also pursuant to each Termination Agreement, each of the Target REIT’s respective advisor agreed to waive any subordinated performance fee or disposition fee it otherwise would be entitled to pursuant to the Advisory Agreement related to the applicable Merger. In the event either of the Merger Agreements is terminated in accordance with its terms, the applicable Termination Agreement will be automatically terminated.
In connection with the contemplated Mergers, on August 30, 2020, the Board approved the suspension of the DRIP, and, therefore, distributions paid after that date will be paid in cash to all stockholders unless and until the DRIP is reinstated. Additionally, on August 30, 2020, the Board approved the suspension of the Company’s share redemption program, and therefore, no shares will be redeemed from the Company’s stockholders after that date unless and until the share redemption program is reinstated.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

CCIT II Merger
Also on August 30, 2020, the Company, CCIT II and Thor II Merger Sub, LLC, a wholly owned subsidiary of the Company (“CCIT II Merger Sub”), entered into an Agreement and Plan of Merger (the “CCIT II Merger Agreement”), pursuant to which CCIT II would merge with and into CCIT II Merger Sub (the “CCIT II Merger”). At the effective time of the CCIT II Merger and subject to the terms and conditions of the CCIT II Merger Agreement, each issued and outstanding share of common stock of CCIT II would have converted into the right to receive 1.501 shares of the Company’s common stock, $0.01 par value per share, subject to the treatment of fractional shares in accordance with the CCIT II Merger Agreement.
The CCIT II Merger Agreement also provided that prior to the approval of the CCIT II Merger by holders of a majority of the outstanding shares of CCIT II common stock entitled to vote thereon (the “CCIT II Stockholder Approval”), CCIT II’s board of directors could, under specified circumstances, make an Adverse Recommendation Change (as defined in the CCIT II Merger Agreement), including withdrawing its recommendation of the CCIT II Merger, subject to complying with certain conditions set forth in the CCIT II Merger Agreement. In addition, CCIT II could terminate the CCIT II Merger Agreement in order to enter into an Alternative Acquisition Agreement with respect to a Superior Proposal (each as defined in the CCIT II Merger Agreement) at any time prior to the CCIT II Stockholder Approval, pursuant to and subject to the terms and conditions of the CCIT II Merger Agreement.
Prior to the CCIT II Stockholder Approval, CCIT II received an acquisition proposal that CCIT II’s board of directors determined to be a Superior Proposal. As a result, on October 29, 2020, CCIT II terminated the CCIT II Merger Agreement in order to enter into an Alternative Acquisition Agreement with respect to such Superior Proposal and, as a result, all provisions of the Merger Agreements relating to CCIT II or the CCIT II Merger Agreement are no longer applicable. In accordance with the termination of the CCIT II Merger Agreement, CCIT II paid to the Company a termination fee of $7.38 million and agreed to pay up to $3.69 million as reimbursement for the Company’s expenses.
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
Reclassifications
Certain amounts in the Company’s prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation.These reclassifications had no effect on previously reported totals or subtotals.
The Company is separately presenting expenses and losses related to the extinguishment of debt of $2.3 million for the nine months ended September 30, 2019, which was previously included in interest expense and other, net in the condensed consolidated statements of operations.
The Company is separately presenting the write-offs for uncollectable lease-related receivables of $754,000 for the nine months ended September 30, 2019, which was previously included in straight-line rental income, net in the condensed consolidated statements of cash flows.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

Additionally, the Company combined investment in real estate assets of $15.2 million and capital expenditures of $6.2 million for the nine months ended September 30, 2019 into a single financial statement line item, investment in real estate assets and capital expenditures, in the condensed consolidated statements of cash flows.
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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, lease concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. During the nine months ended September 30, 2020, as part of the Company’s quarterly impairment review procedures, the Company recorded impairment charges of $16.0 million related to ten properties due to revised cash flow estimates as a result of market conditions and one property due to a tenant bankruptcy. The Company’s impairment assessment as of September 30, 2020 was based on the most current information available to the Company, including expected holding periods. If the Company’s expected holding periods for assets change, subsequent tests for impairment could result in additional impairment charges in the future. The Company cannot provide any assurance that additional material impairment charges with respect to the Company’s real estate assets will not occur during 2020 or in future periods, particularly with respect to any negative impacts to the Company that may result from the economic disruptions caused by the current novel coronavirus (“COVID-19”) pandemic. If the effects of the COVID-19 pandemic cause economic and market conditions to continue to deteriorate or if the Company’s expected holding periods for assets change, subsequent tests for impairment could result in additional impairment charges in the future. As of September 30, 2020, the Company has not identified any further impairments resulting from COVID-19 related impacts, including as a result of tenant requests for rent relief. The Company generally intends to hold its assets for the long-term; therefore, a temporary change in cash flows due to COVID-19 related impacts alone would not be an indicator of impairment. However, the Company has yet to see the long-term effects of the COVID-19 pandemic on the economy and the extent to which it may impact the Company’s tenants in the future. Indications of a tenant’s inability to continue as a going concern, changes in the Company’s view or strategy relative to a tenant’s business or industry as a result of the economic impacts of the COVID-19 pandemic, or changes in the Company’s long-term hold strategies, could be indicative of an impairment indicator. Accordingly, the Company will continue to monitor circumstances and events in future periods to determine whether the carrying value of the Company’s real estate assets are recoverable. During the nine months ended September 30, 2019, the Company recorded impairment charges of $57.2 million related to 26 properties with revised expected holding periods. The assumptions and uncertainties utilized in the evaluation of the impairment of real estate assets are discussed in detail in Note 3 — Fair Value Measurements. See also Note 4 — Real Estate Assets for further discussion regarding real estate investment activity.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the assets related to the property and estimate its fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount is then recorded to reflect the estimated fair value of the property, net of selling costs. As of December 31, 2019, the Company expected to sell a substantial portion of its anchored-shopping center portfolio and certain single-tenant properties within the next 24 months, subject to market conditions. In light of current market conditions brought on by the COVID-19 pandemic, the Company cannot provide assurance that these properties will be sold within a 24-month period. As a result, the Company placed 15 properties with a carrying value of $228.4 million that were previously classified as held for sale back in service as real estate assets in the condensed consolidated balance sheets during the nine months ended September 30, 2020. There were no assets identified as held for sale as of September 30, 2020. As of December 31, 2019, the Company identified 29 properties with a carrying value of $351.9 million as held for sale.
Disposition of Real Estate Assets
Gains and losses from dispositions are recognized once the various criteria relating to the terms of sale and any subsequent involvement by the Company with the asset sold are met. A discontinued operation includes only the disposal of a component of an entity and represents a strategic shift that has (or will have) a major effect on an entity’s financial results. The Company’s property dispositions during the nine months ended September 30, 2020 and 2019 did not qualify for discontinued operations presentation, and, thus, the results of the properties that were sold will remain in operating income, and any associated gains or losses from the disposition are included in gain on disposition of real estate, net. See Note 4 — Real Estate Assets for a discussion of the disposition of individual properties during the nine months ended September 30, 2020.
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
Restricted Cash
The Company had $5.9 million and $7.3 million in restricted cash as of September 30, 2020 and December 31, 2019, respectively. Included in restricted cash was $2.6 million and $3.1 million held by lenders in lockbox accounts, as of September 30, 2020 and December 31, 2019, respectively. As part of certain debt agreements, rents from certain encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess is disbursed to the Company. Also included in restricted cash was $3.3 million and $4.2 million held by lenders in escrow accounts for real estate taxes and other lender reserves for certain properties, in accordance with the associated lender’s loan agreement, as of September 30, 2020 and December 31, 2019, respectively.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

Real Estate-Related Securities
Real estate-related securities consists primarily of the Company’s investment in commercial mortgage-backed securities (“CMBS”). The Company determines the appropriate classification for real estate-related securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of September 30, 2020, the Company classified its investments as available-for-sale as the Company is not actively trading the securities; however, the Company may sell them prior to their maturity. These investments are carried at their estimated fair value with unrealized gains and losses reported in other comprehensive income (loss). During the nine months ended September 30, 2020, the Company invested in five CMBS with an estimated aggregate fair value of $75.2 million as of September 30, 2020.
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
Interest earned is either received in cash or capitalized to loans held-for-investment and related receivables, net in the Company’s condensed consolidated balance sheets. Interest is capitalized when certain conditions are met as specified in each loan agreement. During the nine months ended September 30, 2020, the Company recorded $19.4 million in interest income, of which $539,000 was capitalized to loans held-for-investment and related receivables, net.
Accrual of interest income is suspended on nonaccrual loans. Loans that are past due 90 days or more as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual status. Interest collected is recognized on a cash basis by crediting income when received. Loans may be restored to accrual status when all principal and interest are current and full repayment of the remaining contractual principal and interest are reasonably assured. As of September 30, 2020, the Company’s eight mezzanine loans with a net book value of $121.6 million were nonaccrual loans. During the nine months ended September 30, 2020, the Company recorded $565,000 in interest income related to the nonaccrual loans.
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
September 30, 2020 (Unaudited) – (Continued)

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
The Company has elected to use a discounted cash flow model to estimate the allowance for credit losses. This model requires the Company to develop cash flows which project estimated credit losses over the life of the loan and discount these cash flows at the asset’s effective interest rate. The Company then records an allowance for credit losses equal to the difference between the amortized cost basis of the asset and the present value of the expected cash flows. The Company considers loan investments that are both (i) expected to be substantially repaid through the operation or sale of the underlying collateral, and (ii) for which the borrower is experiencing financial difficulty, to be “collateral-dependent” loans. For such loans that the Company determines that foreclosure of the collateral is probable, the Company measures the expected losses based on the difference between the fair value of the collateral less costs to sell and the amortized cost basis of the loan as of the measurement date. For collateral-dependent loans that the Company determines foreclosure is not probable, the Company applies a practical expedient to estimate expected losses using the difference between the collateral’s fair value (less costs to sell the asset if repayment is expected through the sale of the collateral) and the amortized cost basis of the loan. For the Company’s broadly syndicated loans, the Company uses a probability of default and loss given default method using an underlying third-party CMBS/CRE loan database with historical loan losses from 1998 to 2019. The Company may use other acceptable alternative approaches in the future depending on, among other factors, the type of loan, underlying collateral, and availability of relevant historical market loan loss data.
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
1-Outperform — Most satisfactory asset quality and liquidity, good leverage capacity. A “1” rating maintains predictable and strong cash flows from operations. The trends and outlook for the credit's operations, balance sheet, and industry are neutral to favorable. Collateral, if appropriate, exceeds performance metrics;
2-Meets or Exceeds Expectations — Acceptable asset quality, moderate excess liquidity, modest leverage capacity. A “2” rating could have some financial/non-financial weaknesses which are offset by strengths; however, the credit demonstrates an ample current cash flow from operations. The trends and outlook for the credit's operations, balance sheet, and industry are generally positive or neutral. Collateral performance, if appropriate, meets or exceeds substantially all performance metrics included in original or current underwriting / business plan;
3-Satisfactory — Acceptable asset quality, somewhat strained liquidity, minimal leverage capacity. A “3” rating is at times characterized by acceptable cash flows from operations. The trends and conditions of the credit's operations and balance sheet are neutral. Collateral performance, if appropriate, meets or is on track to meet underwriting; business plan can reasonably be achieved;
4-Underperformance — The debt investment possesses credit deficiencies or potential weaknesses which deserve management’s close and continued attention. The portfolio company’s operations and/or balance sheet have demonstrated an adverse trend or deterioration which, while serious, has not reached the point where the liquidation of debt is jeopardized. These weaknesses are generally considered correctable by the borrower in the normal course of business but may weaken the asset or inadequately protect the Company’s credit position if not

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

checked or corrected. Collateral performance, if appropriate, falls short of original underwriting, material differences exist from business plan, or both; technical milestones have been missed; defaults may exist, or may soon occur absent material improvement; and
5-Default/Possibility of Loss — The debt investment is protected inadequately by the current enterprise value or paying capacity of the obligor or of the collateral, if any. The underlying company’s operations has well-defined weaknesses based upon objective evidence, such as recurring or significant decreases in revenues and cash flows. Major variance from business plan; loan covenants or technical milestones have been breached; timely exit from loan via sale or refinancing is questionable; risk of principal loss. Collateral performance, if appropriate, is significantly worse than underwriting.
The Company generally assigns a risk rating of “3” to all newly originated or acquired loans-held-for-investment during a most recent quarter, except in the case of specific circumstances warranting an exception.
Due to the COVID-19 pandemic and the dislocation it has caused to the national economy, the commercial real estate markets, and the capital markets, the Company’s ability to estimate key inputs for estimating the allowance for credit losses has been materially and adversely impacted. Key inputs to the estimate include, but are not limited to, LTV, debt service coverage ratio, future operating cash flow and performance of collateral properties, the financial strength and liquidity of borrowers and sponsors, capitalization rates and discount rates used to value commercial real estate properties, and observable transactions involving the sale or financing of commercial properties. Estimates made by management are necessarily subject to change due to the lack of observable inputs and uncertainty regarding the duration of the COVID-19 pandemic and its aftereffects.
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
The Company has an investment in a real estate property that is subject to a ground lease, for which a lease liability and right of use (“ROU”) asset of $2.5 million was recorded as of September 30, 2020. See Note 15 — Leases for a further discussion regarding this ground lease.
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
Revenue Recognition
Revenue from leasing activities
Rental and other property income is primarily derived from fixed contractual payments from operating leases, and therefore, is generally recognized on a straight-line basis over the term of the lease, which typically begins the date the tenant takes control of the space. When the Company acquires a property, the terms of existing leases are considered to commence as of the acquisition date for the purpose of this calculation. Variable rental and other property income consists primarily of tenant reimbursements for recoverable real estate taxes and operating expenses which are included in rental and other property income in the period when such costs are incurred, with offsetting expenses in real estate taxes and property operating expenses, respectively, within the condensed consolidated statements of operations. The Company defers the recognition of variable rental

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

and other property income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved.
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
During the nine months ended September 30, 2020, the Company identified certain tenants where collection was no longer considered probable. For these tenants, the Company made the determination to record revenue on a cash basis and wrote off total outstanding receivables of $6.7 million for the nine months ended September 30, 2020, which included $1.4 million related to certain tenant reimbursements. These write-offs reduced rental and other property income during the nine months ended September 30, 2020.
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
September 30, 2020 (Unaudited) – (Continued)

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
In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities (“ASU 2018-17”). The guidance changes the guidance for determining whether a decision-making fee is a variable interest. Under the new ASU, indirect interests held through related parties under common control will now be considered on a proportional basis when determining whether fees paid to decision makers and service providers are variable interests. Such indirect interests were previously treated the same as direct interests. ASU 2018-17 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company adopted ASU 2018-17 during the first quarter of fiscal year 2020, and has concluded that there is no material impact on its condensed consolidated financial statements.
In April 2020, the FASB issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Due to the business disruptions and challenges severely affecting the global economy caused by the COVID-19 pandemic, many lessors may be required to provide rent deferrals and other lease concessions to lessees. While the lease modification guidance in ASC 842 addresses routine changes to lease terms resulting from negotiations between the lessee and the lessor, this guidance did not contemplate concessions being so rapidly executed to address the sudden liquidity constraints of some lessees arising from COVID-19 related impacts. Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances.
The Company has elected to apply this guidance to avoid performing a lease by lease analysis for the lease concessions that (1) were granted as relief due to COVID-19 related impacts and (2) result in the cash flows remaining substantially the same or less than the original contract and will account for these lease concessions as if no changes were made to the leases. During the three and nine months ended September 30, 2020, the Company provided lease concessions, either in the form of rental deferrals or abatements, to certain tenants in response to the impact of the COVID-19 pandemic on those tenants. As of September 30, 2020, the Company had granted rent deferrals of $4.4 million. The deferral of rental payments affects the timing, but not the amount, of the lease payments and resulted in an increase of $4.4 million to the Company’s lease-related receivables balance as of September 30, 2020. Additionally, as of September 30, 2020, the Company had granted rental abatements of $265,000.
In addition, the Company entered into lease amendments during the three and nine months ended September 30, 2020 that provided for lease concessions, through rent abatements or rent deferrals, that represented substantive changes to the consideration in the original lease. These lease amendments extended the lease periods ranging from 12 months to 84 months. For these leases, the Company applied the lease modification accounting framework pursuant to ASC 842. As of September 30, 2020, these lease amendments resulted in rent abatements of $2.5 million and deferred rental income of $436,000.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

As of November 5, 2020, the Company has collected approximately 90% of rental payments billed to tenants during the three months ended September 30, 2020.
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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Real estate-related securities — The Company generally determines the fair value of its real estate-related securities by utilizing broker-dealer quotations, reported trades or valuation estimates from pricing models to determine the reported price. Pricing models for real estate-related securities are generally discounted cash flow models that usually consider the attributes applicable to a particular class of security (e.g., credit rating, seniority), current market data, and estimated cash flows for each class and incorporate deal collateral performance such as prepayment speeds and default rates, as available. Depending upon the significance of the fair value inputs used in determining these fair values, these securities are valued using either Level 2 or Level 3 inputs. As of September 30, 2020, the Company concluded that $65.5 million of real estate-related securities fell under Level 2 and $9.7 million of real estate-related securities fell under Level 3.
Credit facilities and notes payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of September 30, 2020, the estimated fair value of the Company’s debt was $1.84 billion, compared to a carrying value of $1.85 billion. The estimated fair value of the Company’s debt as of December 31, 2019 was $1.60 billion, compared to a carrying value of $1.61 billion.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2020 and December 31, 2019, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

Loans held-for-investment — The Company’s loans held-for-investment are recorded at cost upon origination and adjusted by net loan origination fees and discounts. The Company estimates the fair value of its commercial real estate (“CRE”) loans held-for-investment by performing a present value analysis for the anticipated future cash flows using an appropriate market discount rate taking into consideration the credit risk. As a result, the Company has determined that its CRE loans held-for-investment are classified in Level 3 of the fair value hierarchy. The Company’s broadly syndicated loans are classified as Level 2 or Level 3 depending on the number of market quotations or indicative prices from pricing services that are available, and whether the depth of the market is sufficient to transact at those prices in amounts approximating the Company’s investment position at the measurement date. As of September 30, 2020, $302.1 million and $107.5 million of the Company’s broadly syndicated loans were classified in Level 2 and Level 3 of the fair value hierarchy, respectively. As of September 30, 2020, the estimated fair value of the Company’s loans held-for-investment was $859.3 million, compared to its carrying value of $857.9 million. As of December 31, 2019, the estimated fair value of the Company’s loans held-for-investment was $302.0 million, compared to its carrying value of $301.6 million.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of September 30, 2020 and December 31, 2019, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
Items Measured at Fair Value on a Recurring Basis
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 (in thousands):

	Balance as of September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
CMBS	$75,212	$—	$65,491	$9,721
Total financial assets	$75,212	$—	$65,491	$9,721
Financial liabilities:
Interest rate swaps	$(7,255)	$—	$(7,255)	$—
Total financial liabilities	$(7,255)	$—	$(7,255)	$—

	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Interest rate swaps	$261	$—	$261	$—
Total financial assets	$261	$—	$261	$—
Financial liability:
Interest rate swap	$(4,181)	$—	$(4,181)	$—
Total financial liability	$(4,181)	$—	$(4,181)	$—

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

The following are reconciliations of the changes in financial assets with Level 3 inputs in the fair value hierarchy for the nine months ended September 30, 2020 (in thousands):

CMBS
Beginning Balance, January 1, 2020	$—
Total gains and losses:
Unrealized gain included in other comprehensive income, net	—
Purchases and payments received:
Purchases	26,883
Premiums (discounts), net	(17,150)
Principal payments received	(12)
Ending Balance, September 30, 2020	$9,721
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
As discussed in Note 4 — Real Estate Assets, during the nine months ended September 30, 2020, real estate assets related to 11 properties were deemed to be impaired and their carrying values were reduced to an estimated fair value of $71.5 million, resulting in impairment charges of $16.0 million. During the nine months ended September 30, 2019, real estate assets related to 26 properties were deemed to be impaired and their carrying values were reduced to an estimated fair value of $283.1 million, resulting in impairment charges of $57.2 million. The Company estimates fair values using Level 3 inputs and using a combined income and market approach, specifically using discounted cash flow analysis and recent comparable sales transactions. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgment and to make certain key assumptions, including, but not limited to, the following: (1) terminal capitalization rates; (2) discount rates; (3) the number of years the property will be held; (4) property operating expenses; and (5) re-leasing assumptions, including the number of months to re-lease, market rental income and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and the future performance and sustainability of the Company’s tenants. For the Company’s impairment tests for the real estate assets during the nine months ended September 30, 2020, the Company used a range of discount rates from 7.9% to 9.7% and terminal capitalization rates from 7.4% to 9.2%. The following table presents the impairment charges by asset class recorded during the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Asset class impaired:
Land	$3,595	$10,006
Buildings, fixtures and improvements	11,737	44,249
Intangible lease assets	696	3,159
Intangible lease liabilities	(45)	(251)
Total impairment loss	$15,983	$57,163
NOTE 4 — REAL ESTATE ASSETS
2020 Property Acquisitions
During the nine months ended September 30, 2020, the Company acquired three commercial properties for an aggregate purchase price of $14.5 million (the “2020 Property Acquisitions”), which includes $111,000 of external acquisition-related expenses that were capitalized. The Company funded the 2020 Property Acquisitions with proceeds from real estate dispositions and available borrowings.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

The following table summarizes the purchase price allocation for the 2020 Property Acquisitions (in thousands):

2020 Property Acquisitions
Land	$4,677
Buildings, fixtures and improvements	8,415
Acquired in-place leases and other intangibles (1)	1,418
Total purchase price	$14,510
______________________
(1)    The amortization period for acquired in-place leases and other intangibles is 14.7 years.
2020 Property Dispositions and Real Estate Assets Held for Sale
During the nine months ended September 30, 2020, the Company disposed of 19 properties, consisting of 12 retail properties and seven anchored shopping centers, for an aggregate gross sales price of $199.2 million, resulting in proceeds of $194.7 million after closing costs and disposition fees due to CMFT Management or its affiliates, and recorded a gain of $20.1 million. The Company has no continuing involvement with these properties. The gain on sale of real estate is included in gain on disposition of real estate, net in the condensed consolidated statements of operations. The disposition of these properties did not qualify to be reported as discontinued operations since the disposition did not represent a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the operating results of these disposed properties are reflected in the Company’s results from continuing operations for all periods presented through their respective date of disposition.
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
During the nine months ended September 30, 2020, 11 properties totaling approximately 699,000 square feet with a carrying value of $87.5 million were deemed to be impaired and their carrying values were reduced to an estimated fair value of $71.5 million, resulting in impairment charges of $16.0 million, which were recorded in the condensed consolidated statements of operations. See Note 3 — Fair Value Measurements for a further discussion regarding these impairment charges.
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
September 30, 2020 (Unaudited) – (Continued)

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
2019 Impairment
During the nine months ended September 30, 2019, 26 properties totaling approximately 2.6 million square feet with a carrying value of $340.3 million were deemed to be impaired and their carrying values were reduced to an estimated fair value of $283.1 million, resulting in impairment charges of $57.2 million, which were recorded in the condensed consolidated statements of operations. See Note 3 — Fair Value Measurements for a further discussion regarding these impairment charges.
NOTE 5 — INTANGIBLE LEASE ASSETS AND LIABILITIES
Intangible lease assets and liabilities consisted of the following as of September 30, 2020 and December 31, 2019 (in thousands, except weighted average life remaining):

	September 30, 2020	December 31, 2019
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $131,018 and $111,670, respectively (with a weighted average life remaining of 9.8 years and 10.4 years, respectively)
	$152,991	$164,724
Acquired above-market leases, net of accumulated amortization of $22,065 and $19,310, respectively (with a weighted average life remaining of 7.5 years and 7.9 years, respectively)
	16,147	17,423
Total intangible lease assets, net	$169,138	$182,147
Intangible lease liabilities:
Acquired below-market leases, net of accumulated amortization of $31,445 and $25,800, respectively (with a weighted average life remaining of 6.6 years and 7.3 years, respectively)
	$17,257	$20,523
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
The following table summarizes the amortization related to the intangible lease assets and liabilities for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
In-place lease and other intangible amortization	$5,837	$8,006	$17,392	$26,360
Above-market lease amortization	$772	$1,029	$2,409	$3,496
Below-market lease amortization	$1,273	$1,470	$3,939	$4,952

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

As of September 30, 2020, the estimated amortization relating to the intangible lease assets and liabilities is as follows (in thousands):

	Amortization
	In-Place Leases and Other Intangibles	Above-Market Leases	Below-Market Leases
Remainder of 2020	$5,365	$691	$1,204
2021	19,287	2,287	3,001
2022	18,014	2,133	2,509
2023	15,981	1,872	2,160
2024	14,174	1,411	1,645
Thereafter	80,170	7,753	6,738
Total	$152,991	$16,147	$17,257
NOTE 6 — REAL ESTATE-RELATED SECURITIES
During the nine months ended September 30, 2020, the Company invested in five CMBS with an estimated aggregate fair value of $75.2 million as of September 30, 2020. The CMBS mature on various dates from October 2022 through March 2034 and have interest rates ranging from 2.7% to 13.0%. The following is a summary of the Company’s real estate-related securities as of September 30, 2020 (in thousands):

	Real Estate-Related Securities
	Amortized Cost Basis	Unrealized Gain	Fair Value
CMBS	$75,151	$61	$75,212
Total real estate-related securities	$75,151	$61	$75,212
The following table provides the activity for the real estate-related securities during the nine months ended September 30, 2020 (in thousands):

	Amortized Cost Basis	Unrealized Gain	Fair Value
Real estate-related securities as of January 1, 2020	$—	$—	$—
Face value of real estate-related securities acquired	91,440	—	91,440
Premiums and discounts on purchase of real estate-related securities, net of acquisition costs	(14,796)	—	(14,796)
Amortization of discount (premium) on real estate-related securities	(45)	—	(45)
Principal payments received on real estate-related securities	(1,448)	—	(1,448)
Unrealized gain on real estate-related securities	—	61	61
Real estate-related securities as of September 30, 2020	$75,151	$61	$75,212
Unrealized gains and losses on real estate-related securities are recorded in other comprehensive income (loss), with a portion of the amount subsequently reclassified into interest expense and other, net in the accompanying condensed consolidated statements of operations as securities are sold and gains and losses are recognized. During the nine months ended September 30, 2020, the Company recorded $61,000 of unrealized gains on its real estate-relates securities. The total unrealized gain on real estate-related securities of $61,000 as of September 30, 2020 is included in accumulated other comprehensive (loss) income in the accompanying condensed consolidated statement of stockholders’ equity.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

The scheduled maturities of the Company’s real estate-related securities as of September 30, 2020 are as follows (in thousands):

	Available-for-sale securities
	Amortized Cost	Estimated Fair Value
Due within one year	$—	$—
Due after one year through five years	65,430	65,491
Due after five years through ten years	—	—
Due after ten years	9,721	9,721
Total	$75,151	$75,212
Actual maturities of real estate-related securities can differ from contractual maturities because borrowers on certain corporate credit securities may have the right to prepay their respective debt obligations at any time. In addition, factors such as prepayments and interest rates may affect the yields on such securities.
In estimating credit losses related to real estate-related securities, management considers a variety of factors, including (1) whether the Company has the intent to sell the impaired security before the recovery of its amortized cost basis, (2) whether the Company expects to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value, and (3) whether the Company expects to recover the entire amortized cost basis of the security. As of September 30, 2020, the Company had no credit losses related to real estate-related securities.
NOTE 7 — LOANS HELD-FOR-INVESTMENT
The Company’s loans held-for-investment consisted of the following as of September 30, 2020 and December 31, 2019 (dollar amounts in thousands):

	As of September 30,	As of December 31,
	2020	2019
Mezzanine loans	$146,516	$146,060
Senior loans	327,244	152,820
Total CRE loans-held-for-investment and related receivables, net	473,760	298,880
Broadly syndicated loans	419,135	2,750
Loans-held-for-investment and related receivables, net	$892,895	$301,630

Less: Allowance for credit losses	$(35,039)	$—
Total loans-held-for-investment and related receivables, net	$857,856	$301,630
During the nine months ended September 30, 2020, the Company invested $475.0 million in broadly syndicated loans. During the same period, the Company sold broadly syndicated loans for an aggregate gross sales price of $27.3 million, resulting in proceeds of $25.8 million after closing costs and a loss of $562,000. The loss was recorded as a decrease to interest expense and other, net in the condensed consolidated statements of operations. As of September 30, 2020, the Company had $42.1 million of unsettled broadly syndicated loan purchases included in cash and cash equivalents in the accompanying condensed consolidated balance sheet.
As of September 30, 2020, the Company had $61.8 million of unfunded commitments related to CRE loans held-for-investment, the funding of which is subject to the satisfaction of borrower milestones. These commitments are not reflected in the accompanying condensed consolidated balance sheet.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

The following table details overall statistics for the Company’s loans held-for-investment as of September 30, 2020 and December 31, 2019 (dollar amounts in thousands):

	CRE Loans (1) (2)		Broadly Syndicated Loans
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Number of loans	12	11	161	1
Principal balance	$473,834	$297,357	$422,771	$2,750
Net book value	$447,008	$298,880	$410,848	$2,750
Weighted-average interest rate	7.6%	8.9%	3.8%	4.5%
Weighted-average maximum years to maturity	2.5	2.9	4.8	5.2
____________________________________
(1)    As of September 30, 2020, 100% of the Company’s CRE loans by principal balance earned a floating rate of interest, primarily indexed to U.S. dollar LIBOR.
(2)    Maximum maturity date assumes all extension options are exercised by the borrower; however, the Company’s CRE loans may be repaid prior to such date.
Activity relating to the Company’s loans held-for-investment portfolio was as follows (dollar amounts in thousands):

	Principal Balance	Deferred Fees / Other Items (1)	Loan Fees Receivable	Net Book Value
Balance, December 31, 2019	$300,135	$(6,047)	$7,542	$301,630
Loan originations and acquisitions	697,127	(5)	5	697,127
Cure payments receivable (2)	6,411	—	—	6,411
Sale of loans	(27,344)	945	—	(26,399)
Principal repayments received (3)	(80,263)	—	—	(80,263)
Capitalized interest (4)	539	—	—	539
Deferred fees and other items	—	(7,760)	(380)	(8,140)
Accretion and amortization of fees and other items	—	1,990	—	1,990
Allowance for credit losses (5)	—	(35,039)	—	(35,039)
Balance, September 30, 2020	$896,605	$(45,916)	$7,167	$857,856
____________________________________
(1)    Other items primarily consist of purchase discounts or premiums, accretion of exit fees and deferred origination expenses.
(2)    Represents operating expenses paid by the Company on the borrower’s behalf in connection with the foreclosure proceedings that commenced during the three months ended September 30, 2020, as further discussed below in “Allowance for Credit Losses”.
(3)    Includes the repayment of a $40.8 million senior loan prior to the maturity date.
(4)    Represents accrued interest on loans whose terms do not require a current cash payment of interest.
(5) Includes the initial allowance for credit losses against the loans held-for-investment recorded on January 1, 2020 and the increase in allowance for credit losses related to its loans held-for-investment during the nine months ended September 30, 2020, as further discussed below in “Allowance for Credit Losses”.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

The following table presents the activity in the Company’s allowance for credit losses by loan type for the three months ended September 30, 2020 (dollar amounts in thousands):

	Mezzanine Loans	Senior Loans	Broadly Syndicated Loans	Total
Allowance for credit losses as of December 31, 2019	$—	$—	$—	$—
Transition adjustment on January 1, 2020	1,494	468	40	2,002
Provision for credit losses	13,047	341	4,389	17,777
Allowance for credit losses as of March 31, 2020	14,541	809	4,429	19,779
Provision for credit losses	6,728	(317)	1,494	7,905
Allowance for credit losses as of June 30, 2020	21,269	492	5,923	27,684
Provision for credit losses	3,601	1,390	2,364	7,355
Allowance for credit losses as of September 30, 2020	$24,870	$1,882	$8,287	$35,039
The Company’s initial allowance for credit losses against the loans held-for-investment of $2.0 million recorded on January 1, 2020 is reflected as a direct charge to retained earnings on the Company’s condensed consolidated statements of stockholders’ equity; however, subsequent changes to the allowance for credit losses are recognized through net income on the Company’s condensed consolidated statements of operations. During the nine months ended September 30, 2020, the Company recorded a $33.0 million increase in allowance for credit losses related to its loans held-for-investment, bringing the total allowance for credit losses to $35.0 million as of September 30, 2020.
During the year ended December 31, 2019, the borrower on the Company’s eight mezzanine loans, which represents approximately 3.9% of total assets as of September 30, 2020, became delinquent on certain required reserve payments. During the three months ended March 31, 2020, the borrower remained delinquent on the required reserve payments and became delinquent on principal and interest. As a result, the Company recorded an allowance for credit losses on its mezzanine loans of $14.5 million for the three months ended March 31, 2020, which was the difference between the fair value of the collateral and the amortized cost basis of the loans. Additionally, during the three months ended June 30, 2020, the fair value of the collateral, which is based on comparable market sales, further decreased compared to the amortized cost basis and as a result, the Company recorded an additional allowance for credit losses on its mezzanine loans of $6.7 million. During the three months ended September 30, 2020, the Company commenced foreclosure proceedings to take control of the condominium properties in New York securing the mezzanine loans. As a result, the Company recorded an additional net increase of $3.6 million to its provision for loan loss on the four loans to reflect the estimated fair value of the collateral, which included $6.4 million of provision for loan loss associated with a cure payments receivable for operating expenses paid by the Company on the borrower’s behalf during the nine months ended September 30, 2020.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

The Company’s primary credit quality indicator is its risk ratings, which are further discussed above. The following table presents the net book value of the Company’s loans-held-for-investment portfolio as of September 30, 2020 by year of origination, loan type, and risk rating (dollar amounts in thousands):

	Amortized Cost of Loans Held-For-Investment by Year of Origination (1)
	As of September 30, 2020
	2020	2019	2018	Total
Mezzanine loans by internal risk rating:
1	$—	$—	$—	$—
2	—	—	—	—
3	—	—	—	—
4	—	—	—	—
5	—	57,045	89,471	146,516
Total mezzanine loans	—	57,045	89,471	146,516
Senior loans by internal risk rating:
1	—	—	—	—
2	—	—	—	—
3	212,385	114,859	—	327,244
4	—	—	—	—
5	—	—	—	—
Total senior loans	212,385	114,859	—	327,244
Broadly syndicated loans by internal risk rating:
1	—	—	—	—
2	5,957	—	—	5,957
3	403,158	2,739	—	405,897
4	7,281	—	—	7,281
5	—	—	—	—
Total broadly syndicated loans	416,396	2,739	—	419,135
Less: Allowance for credit losses				(35,039)
Total loans-held-for-investment and related receivables, net				$857,856
Weighted Average Risk Rating (2)				3.3
____________________________________
(1)    Date loan was originated or acquired by the Company. Origination dates are subsequently updated to reflect material loan modifications.
(2)    Weighted average risk rating calculated based on carrying value at period end.
NOTE 8 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. During the nine months ended September 30, 2020, one of the Company’s interest rate swap agreements was partially terminated prior to the maturity date, resulting in a loss of $97,000. As a result of the partial termination, the effective date of the interest rate swap agreement was modified to May 27, 2020. The loss was recorded as an increase to interest expense and other, net included in the accompanying consolidated statements of operations. As of September 30, 2020, the Company had three interest rate swap agreements designated as hedging instruments.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

The following table summarizes the terms of the Company’s interest rate swap agreements designated as hedging instruments as of September 30, 2020 and December 31, 2019 (dollar amounts in thousands):

		Outstanding Notional				Fair Value of Liabilities as of
	Balance Sheet	Amount as of	Interest	Effective	Maturity	September 30,	December 31,
	Location	September 30, 2020	Rates (1)	Dates	Dates	2020	2019 (2)
Interest Rate Swaps	Derivative liabilities, deferred rental income and other liabilities	$865,266	2.55% to 3.67%	6/29/2016 to 5/27/2020	3/15/2021 to 7/1/2021	$(7,255)	$(4,181)
____________________________________
(1)The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of September 30, 2020.
(2)As of December 31, 2019, the Company had two interest rate swap agreements in an asset position with a notional amount of $60.0 million and a fair value of $261,000 included in prepaid expenses and other assets on the condensed consolidated balance sheets.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the derivative instruments that are designated as hedges is recorded in other comprehensive income (loss), with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the three and nine months ended September 30, 2020, the amount of losses reclassified from other comprehensive income (loss) as an increase to interest expense was $4.0 million and $8.3 million, respectively. For the three and nine months ended September 30, 2019, the amount of gains reclassified from other comprehensive income (loss) as a decrease to interest expense was $783,000 and $3.5 million, respectively. The total unrealized loss on interest rate swaps of $7.3 million and $3.9 million as of September 30, 2020 and December 31, 2019, respectively, is included in accumulated other comprehensive income (loss) in the accompanying condensed consolidated statement of stockholders’ equity. During the next 12 months, the Company estimates that $7.3 million will be reclassified from other comprehensive income (loss) as an increase to interest expense. The Company includes cash flows from interest rate swap agreements in net cash flows provided by operating activities on its condensed consolidated statements of cash flows, as the Company’s accounting policy is to present cash flows from hedging instruments in the same category in its condensed consolidated statements of cash flows as the category for cash flows from the hedged items.
The Company has agreements with each of its derivative counterparties that contain provisions whereby if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value, inclusive of interest payments and accrued interest, of $8.0 million at September 30, 2020. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of September 30, 2020.
NOTE 9 — CREDIT FACILITIES, NOTES PAYABLE AND REPURCHASE FACILITIES
As of September 30, 2020, the Company had $1.8 billion of debt outstanding, including net deferred financing costs, with a weighted average years to maturity of 2.0 years and a weighted average interest rate of 3.3%. The weighted average years to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date. Should a loan not be repaid by its scheduled repayment date, the applicable interest rate will increase as specified in the respective loan agreement.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

The following table summarizes the debt balances as of September 30, 2020 and December 31, 2019, and the debt activity for the nine months ended September 30, 2020 (in thousands):

		During the Nine Months Ended September 30, 2020
	Balance as of December 31, 2019	Debt Issuances & Assumptions (1)	Repayments & Modifications (2)		Accretion and (Amortization)	Balance as of September 30, 2020
Fixed rate debt	$726,261	$—	$(219,143)		$—	$507,118
Credit facilities	885,000	286,500	—		—	1,171,500
Repurchase facilities	—	174,694	—		—	174,694
Total debt	1,611,261	461,194	(219,143)		—	1,853,312
Net premiums (3)	241	—	—		(70)	171
Deferred costs – credit facility (4)	(3,933)	—	—		1,336	(2,597)
Deferred costs – fixed rate debt	(2,709)	—	186	(5)	736	(1,787)
Total debt, net	$1,604,860	$461,194	$(218,957)		$2,002	$1,849,099
____________________________________
(1)    Includes deferred financing costs incurred during the period.
(2)    In connection with the repayment of certain mortgage notes, the Company recognized a loss on extinguishment of debt of $4.8 million during the nine months ended September 30, 2020.
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
Notes Payable
As of September 30, 2020, the fixed rate debt outstanding of $507.1 million included $53.6 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rates per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 2.6% to 5.0% per annum. The fixed rate debt outstanding matures on various dates from April 5, 2021 through May 10, 2024. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $860.7 million as of September 30, 2020. Each of the mortgage notes payable comprising the fixed rate debt is secured by the respective properties on which the debt was placed.
Credit Facilities
The Company has a second amended and restated unsecured credit agreement (the “Second Amended and Restated Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent (“JPMorgan Chase”), and the other lenders party thereto that provides for borrowings of up to $1.24 billion as of September 30, 2020, which includes a $885.0 million unsecured term loan (the “Term Loan”) and up to $350.0 million in unsecured revolving loans (the “Revolving Loans” and, collectively with the Term Loan, the “Credit Facility”). The Term Loan matures on March 15, 2022 and the Revolving Loans mature on March 15, 2021; however, the Company has the right to extend the maturity date of the Revolving Loans to March 15, 2022.
Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month LIBOR multiplied by the statutory reserve rate (the “Eurodollar Rate”) plus an interest rate spread ranging from 1.65% to 2.25% or (ii) a base rate, ranging from 0.65% to 1.25%, plus the greater of: (a) JPMorgan Chase’s prime rate; (b) the Federal Funds Effective Rate (as defined in the Second Amended and Restated Credit Agreement) plus 0.50%; or (c) the one-month LIBOR multiplied by the statutory reserve rate plus 1.00%. As of September 30, 2020, there was $110.0 million outstanding under the Revolving Loans at a weighted average interest rate of 1.8%. As of September 30, 2020, the Term Loan outstanding totaled $885.0 million, $811.7 million of which is subject to interest rate swap agreements (the “Swapped Term Loan”). The interest rate swap agreements had the effect of fixing the Eurodollar Rate per annum of the Swapped Term Loan at an all-in rate of 3.7%. As of September 30, 2020, the Company had $995.0 million outstanding under the Credit Facility at a weighted average interest rate of 3.3% and $240.0 million in unused capacity, subject to borrowing availability. The Company had available borrowings of $60.8 million as of September 30, 2020.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

The Second Amended and Restated Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Second Amended and Restated Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to the sum of (i) $2.0 billion plus (ii) 75% of the equity issued minus (iii) the aggregate amount of any redemptions or similar transaction from the date of the Second Amended and Restated Credit Agreement, a leverage ratio less than or equal to 60%, a fixed charge coverage ratio greater than 1.50, an unsecured debt to unencumbered asset value ratio equal to or less than 60%, an unsecured debt service coverage ratio greater than 1.75, a secured debt ratio equal to or less than 40% and the amount of secured debt that is recourse debt at no greater than 15% of total asset value. The Company believes it was in compliance with the financial covenants under the Second Amended and Restated Credit Agreement, as well as the financial covenants under the Company’s various fixed and variable rate debt agreements, as of September 30, 2020, with the exception of one mortgage note serviced by JPMorgan Chase where the Company failed to meet the debt service coverage ratio covenant under the mortgage at September 30, 2020, and one mortgage note serviced by Wells Fargo, N.A. (“Wells Fargo”) where the Company failed to meet the debt service coverage ratio covenant under the mortgage at September 30, 2020. Pursuant to the loan agreements, non-compliance with the debt service coverage ratio covenant triggers a cash sweep of the underlying property’s operating cash flow, which was waived by JPMorgan Chase during the nine months ended September 30, 2020. As of September 30, 2020, Wells Fargo had not initiated a cash sweep of the underlying property’s operating cash flow.
On December 31, 2019 (the “Closing Date”), CMFT Corporate Credit Securities, LLC, an indirect wholly-owned, bankruptcy-remote subsidiary of the Company, entered into a revolving credit and security agreement (the “Credit and Security Agreement”) with the lenders from time to time parties thereto, Citibank, N.A. (“Citibank”), as administrative agent, CMFT Securities Investments, LLC, a wholly-owned subsidiary of the Company, as equityholder and as collateral manager, Citibank (acting through its Agency & Trust division), as both a collateral agent and as a collateral custodian, and Virtus Group, LP, as collateral administrator. The Credit and Security Agreement provides for borrowings in an aggregate principal amount up to $500.0 million (the “Credit Securities Revolver”), which may be increased from time to time pursuant to the Credit and Security Agreement. As of September 30, 2020, the amounts borrowed and outstanding under the Credit Securities Revolver totaled $176.5 million at a weighted average interest rate of 2.0%.
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
Repurchase Facilities
On June 4, 2020, CMFT RE Lending RF Sub CB, LLC, an indirect wholly-owned subsidiary of the Company, entered into a Master Repurchase Agreement with Citibank (the “Citibank Repurchase Agreement”), which provides up to $300.0 million of financing primarily through Citibank’s purchase of the Company’s CRE mortgage loans and future funding advances (the “Citibank Repurchase Facility”). Additionally, on September 21, 2020, CMFT RE Lending RF Sub BB, LLC, an indirect wholly-owned subsidiary of the Company, entered into a second Master Repurchase Agreement with Barclays Bank PLC (“Barclays”) (the “Barclays Repurchase Agreement”), which provides up to $500.0 million of financing primarily through Barclays’ purchase of the Company’s CRE mortgage loans and future funding advances (the “Barclays Repurchase Facility”, and collectively with the Citibank Repurchase Facility, the “Repurchase Facilities”). The Citibank Repurchase Agreement and the Barclays Repurchase Agreement (collectively, the “Repurchase Agreements”) provide for simultaneous agreements by Citibank and Barclays to re-sell such purchased CRE mortgage loans back to CMFT RE Lending RF Sub CB, LLC and CMFT RE Lending RF Sub BB, LLC (collectively, the “CMFT Lending Subs”) at a certain future date or upon demand. Advances under the Repurchase Agreements accrue interest at per annum rates based on the one-month LIBOR, plus a spread to be determined on a case-by-case basis between Citibank or Barclays and the CMFT Lending Subs. The Repurchase Facilities mature on various dates between June 4, 2023 and September 21, 2023, with two one-year extension options, subject to certain conditions set forth in the Repurchase Agreements.
In connection with the Repurchase Agreements, the Company (as the guarantor) entered into guaranties with Citibank and Barclays (the “Guaranties”), under which the Company agreed to guarantee up to 25% of the CMFT Lending Subs’ obligations

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

under the Repurchase Agreements. As of September 30, 2020, the Company had three senior loans with an aggregate carrying value of $256.1 million financed with $174.7 million under the Repurchase Facilities, $100.2 million of which was financed under the Barclays Repurchase Facility at a weighted average interest rate of 2.9%, and $74.5 million of which was financed under the Citibank Repurchase Facility at a weighted average interest rate of 2.2%.
The Repurchase Agreements and the Guaranties contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. In addition, the Guaranties contains financial covenants that require the Company to maintain: (i) minimum liquidity of not less than the lower of (a) $50.0 million and (b) the greater of (A) $10.0 million and (B) 5% of the Company’s recourse indebtedness, as defined in the Guaranties; (ii) minimum consolidated net worth greater than or equal to $1.0 billion plus (a) 75% of the equity issued by the Company following the respective closing dates of the Repurchase Agreements (the “Repurchase Closing Dates”) minus (b) the aggregate amount of any redemptions or similar transaction by the Company from the Repurchase Closing Dates; (iii) maximum leverage ratio of total indebtedness to total equity less than or equal to 80%; and (iv) minimum interest coverage ratio of EBITDA (as defined in the Guaranties) to interest expense equal to or greater than 1.40. The Company believes it was in compliance with the financial covenants under the Repurchase Agreements as of September 30, 2020.
Maturities
With respect to the $199.7 million of debt maturing within the next 12 months following the date these financial statements are issued, the Company believes cash on hand, proceeds from real estate asset dispositions, net cash provided by operations, borrowings available under the credit facilities or the entry into new financing arrangements will be sufficient in order to meet its debt obligations as they become due.
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt subsequent to September 30, 2020 (in thousands):

Principal Repayments
Remainder of 2020	$134
2021	201,301
2022	913,963
2023	493,649
2024	244,265
Thereafter	—
Total	$1,853,312
NOTE 10 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the nine months ended September 30, 2020 and 2019 are as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$9,375	$15,979
Accrued capital expenditures	$365	$919
Accrued deferred financing costs	$251	$—
Interest income capitalized to loans held-for-investment	$539	$7,428
Common stock issued through distribution reinvestment plan	$34,191	$62,745
Change in fair value of interest rate swaps	$(3,335)	$(15,921)
Supplemental Cash Flow Disclosures:
Interest paid	$45,297	$74,127
Cash paid for taxes	$1,555	$414

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

NOTE 11 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation and claims. The Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or of which the Company’s properties are the subject.
Unfunded Commitments
As of September 30, 2020, the Company had $61.8 million of unfunded commitments related to its existing CRE loans held-for-investment. These commitments are not reflected in the accompanying condensed consolidated balance sheet.
Unsettled Broadly Syndicated Loans
As of September 30, 2020, the Company had $42.1 million of unsettled broadly syndicated loan acquisitions and $3.5 million of unsettled broadly syndicated loan sales, $28.6 million of which settled subsequent to September 30, 2020. Unsettled acquisitions are included in cash and cash equivalents in the accompanying condensed consolidated balance sheet.
Purchase Commitments
As of September 30, 2020, the Company had entered into purchase agreements with unaffiliated third-party sellers to acquire a 100% interest in one property, subject to meeting certain criteria, for an aggregate purchase price of $20.8 million, exclusive of closing costs. As of September 30, 2020, the Company had $300,000 of property escrow deposits held by escrow agents in connection with these future property acquisitions, which will be forfeited if the transactions are not completed under certain circumstances. These deposits are included in the accompanying condensed consolidated balance sheets in prepaid expenses and other assets. As of September 30, 2020, none of these escrow deposits had been forfeited.

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
Merger Agreements
On August 30, 2020, the Company announced it had entered into the Merger Agreements. In the event the Merger Agreements are terminated in connection with the applicable Target REIT’s acceptance of a Superior Proposal or an Adverse Recommendation Change, then CCIT III and CCPT V must pay to the Company a termination fee of $710,000 and $9.85 million, respectively, and up to $130,000 and $1.79 million, respectively, as reimbursement for the Company’s Expenses (as defined in the applicable Merger Agreements), subject to certain exceptions set forth in the applicable Merger Agreement. If a Merger Agreement is terminated because the applicable Merger was not consummated before the Outside Date or because the applicable Stockholder Approval was not obtained, and (i) an Acquisition Proposal has been publicly announced or otherwise communicated to the Target REIT’s stockholders prior to the Stockholders Meeting and (ii) within 12 months after the date of such termination (A) the applicable Target REIT consummates or enters into an agreement (that is thereafter consummated) in respect of an Acquisition Proposal for 50% or more of the applicable Target REIT’s equity or assets or (B) the board of directors of the applicable Target REIT recommends or fails to recommend against an Acquisition Proposal structured as a tender or exchange offer for 50% or more of the applicable Target REIT’s equity and such Acquisition Proposal is actually consummated, then CCIT III and CCPT V must pay to the Company a termination fee of $710,000 and $9.85 million, respectively, and up to $130,000 and $1.79 million, respectively as reimbursement for CMFT’s Expenses. No such fees were paid as of September 30, 2020.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

Also on August 30, 2020, the Company entered into the CCIT II Merger Agreement. Prior to the approval of the CCIT II Merger by holders of a majority of the outstanding shares of CCIT II common stock entitled to vote thereon, CCIT II received an acquisition proposal that CCIT II’s board of directors determined to be a Superior Proposal. As a result, on October 29, 2020, CCIT II terminated the CCIT II Merger Agreement in order to enter into an Alternative Acquisition Agreement with respect to such Superior Proposal. In accordance with the termination of the CCIT II Merger Agreement, CCIT II paid to the Company a termination fee of $7.38 million and agreed to pay to the Company the amount of the Company’s expenses incurred in connection with the CCIT II Merger agreement up to $3.69 million.
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
Management and investment advisory fees
Pursuant to the Management Agreement, beginning on August 20, 2019, the Company pays CMFT Management a management fee, payable quarterly in arrears, equal to the greater of (a) $250,000 per annum ($62,500 per quarter) and (b) 1.50% per annum (0.375% per quarter) of the Company’s Equity (as defined in the Management Agreement).
On December 6, 2019, CMFT Securities Investments, LLC (“CMFT Securities”), which is a wholly owned subsidiary of the Company, entered into an investment advisory and management agreement (the “Investment Advisory and Management Agreement”) with CIM Capital IC Management, LLC (the “Investment Advisor”). CMFT Securities was formed for the purpose of holding any securities investments made by the Company. The Investment Advisor, a wholly-owned subsidiary of CIM, is registered as an investment advisor under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Pursuant to the Investment Advisory and Management Agreement, the Investment Advisor manages the day-to-day business affairs of CMFT Securities and its investments in corporate credit and real estate-related securities (collectively, the “Managed Assets”), subject to the supervision of the Board. In connection with the services provided by the Investment Advisor, CMFT Securities pays the Investment Advisor an investment advisory fee (the “Investment Advisory Fee”), payable quarterly in arrears, equal to 1.50% per annum (0.375% per quarter) of CMFT Securities’ Equity (as defined in the Investment Advisory and Management Agreement). Because the Managed Assets are excluded from the calculation of management fees payable by the Company to CMFT Management pursuant to the Management Agreement, the total management and advisory fees payable by the Company to its external advisors are not increased as a result of the Investment Advisory and Management Agreement. In addition, the Investment Advisor is eligible to receive a portion of the incentive compensation payable to CMFT Management pursuant to the Management Agreement, as discussed below. In the event that the incentive compensation is earned and payable with respect to any quarter, CMFT Management calculates the portion of the incentive compensation that was attributable to the Managed Assets and payable to the Investment Advisor. Pursuant to the Investment Advisory and Management Agreement, CMFT Securities reimburses the Investment Advisor for costs and expenses incurred by the Investment Advisor on its behalf.
In addition, on December 6, 2019, the Investment Advisor entered into a sub-advisory agreement (the “Sub-Advisory Agreement”) with OFS Capital Management, LLC (the “Sub-Advisor”) to act as an investment sub-advisor to CMFT Securities. The Sub-Advisor is registered as an investment adviser under the Advisers Act and is an affiliate of the Investment Advisor. The Sub-Advisor is responsible for providing investment management services with respect to the corporate credit-related securities held by CMFT Securities. On a quarterly basis, the Investment Advisor designates 50% of the sum of the Investment Advisory Fee and incentive compensation payable to the Investment Advisor as sub-advisory fees.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

Incentive compensation
Pursuant to the Management Agreement, beginning on August 20, 2019, CMFT Management is entitled to receive incentive compensation, payable with respect to each quarter, which is generally equal to the excess of (a) the product of (i) 20% and (ii) the excess of (A) Core Earnings (as defined in the Management Agreement) of the Company for the previous 12-month period, over (B) the product of (1) the Company’s Consolidated Equity (as defined in the Management Agreement) in the previous 12-month period, and (2) 7% per annum, over (b) the sum of any incentive compensation paid to CMFT Management with respect to the first three calendar quarters of such previous 12-month period (or such lesser number of completed calendar quarters preceding the applicable period, if applicable). During the three and nine months ended September 30, 2020 and 2019, no incentive compensation fees were incurred.
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
Advisory fees and expenses
Pursuant to the Prior Advisory Agreement, through August 20, 2019, the Company paid CMFT Management a monthly advisory fee based upon the Company’s monthly average invested assets, which, effective January 1, 2019, was based on the estimated market value of such assets used to determine the Company’s estimated per share NAV as of December 31, 2018, and for those assets acquired subsequent to December 31, 2018, was based on the purchase price. The monthly advisory fee was equal to the following amounts: (1) an annualized rate of 0.75% paid on the Company’s average invested assets that are between $0 and $2.0 billion; (2) an annualized rate of 0.70% paid on the Company’s average invested assets that are between $2.0 billion and $4.0 billion; and (3) an annualized rate of 0.65% paid on the Company’s average invested assets that are over $4.0 billion.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

Subordinated performance fees
Pursuant to the Prior Advisory Agreement, through August 20, 2019, if the Company was sold or its assets were liquidated, CMFT Management was entitled to receive a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after stockholders received, from regular distributions plus special distributions paid from proceeds of such sale, a return of their net capital invested and an 8.0% annual cumulative, non-compounded return. Alternatively through August 20, 2019, if the Company’s shares were listed on a national securities exchange, CMFT Management was entitled to a subordinated performance fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing, exceeded the sum of the total amount of capital raised from stockholders and the amount of distributions necessary to generate an 8.0% annual cumulative, non-compounded return to stockholders. As an additional alternative, upon termination of the Prior Advisory Agreement, CMFT Management was entitled to a subordinated performance fee similar to the fee to which CMFT Management would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination. During the three and nine months ended September 30, 2020 and 2019, no subordinated performance fees were incurred related to any such events.
The Company recorded fees and expense reimbursements as shown in the table below for services provided by CMFT Management or its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Management fees and expenses	$10,934	$4,652	$33,422	$4,652
Acquisition fees and expenses	$90	$341	$422	$1,966
Disposition fees	$93	$224	$434	$1,271
Advisory fees and expenses	$—	$6,200	$—	$26,410
Operating expenses	$554	$906	$2,569	$2,619
Of the amounts shown above, $12.7 million and $7.4 million had been incurred, but not yet paid, for services provided by CMFT Management or its affiliates in connection with management and operating activities during the nine months ended September 30, 2020 and 2019, respectively, and such amounts were recorded as liabilities of the Company as of such dates.
Due to Affiliates
As of September 30, 2020 and December 31, 2019, $12.7 million and $14.5 million, respectively, had been incurred primarily for management fees and operating expenses by CMFT Management or its affiliates, but had not yet been reimbursed by the Company. These amounts were included in due to affiliates in the condensed consolidated balance sheets for such periods.
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
NOTE 14 — STOCKHOLDERS’ EQUITY
Equity-Based Compensation
On August 10, 2018, the Board approved the adoption of the Company’s 2018 Equity Incentive Plan (the “Plan”), under which 400,000 of the Company’s shares of common stock were reserved for issuance and awards of approximately 367,500 shares of common stock are available for future grant as of September 30, 2020.
As of September 30, 2020, the Company has granted awards of approximately 6,500 restricted shares to each of the independent members of the Board (approximately 32,500 restricted shares in aggregate) under the Plan. As of September 30, 2020, 14,000 of the restricted shares had vested based on one year of continuous service. The remaining 18,500 shares fully vested in October 2020. The fair value of the Company’s share awards is determined using the Company’s per share NAV on

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

the date of grant. Compensation expense related to these restricted shares is recognized over the vesting period. The Company recorded compensation expense of $40,000 and $120,000 for the three and nine months ended September 30, 2020, respectively, and $34,000 and $98,000 for the three and nine months ended September 30, 2019, respectively, related to these restricted shares which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. All of the total compensation expense related to these restricted shares was recognized ratably over the period of service prior to October 2020.
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
As of September 30, 2020, the leases had a weighted-average remaining term of 8.5 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As of September 30, 2020, the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, was as follows (in thousands):

Future Minimum Rental Income
Remainder of 2020	$59,603
2021	209,891
2022	199,840
2023	182,714
2024	164,376
Thereafter	1,098,230
Total	$1,914,654
A certain amount of the Company’s rental and other property income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the three and nine months ended September 30, 2020 and 2019, the amount of the contingent rent earned by the Company was not significant.
Rental and other property income during the three and nine months ended September 30, 2020 and 2019 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fixed rental and other property income (1)	$56,300	$86,565	$164,396	$263,867
Variable rental and other property income (2)	9,711	12,987	30,154	40,897
Total rental and other property income	$66,011	$99,552	$194,550	$304,764
__________________________________
(1)Consists primarily of fixed contractual payments from operating leases with tenants recognized on a straight-line basis over the lease term, including amortization of acquired above- and below-market leases, and is net of uncollectable lease-related receivables.
(2)Consists primarily of tenant reimbursements for recoverable real estate taxes and property operating expenses, and percentage rent.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

The Company has one property subject to a non-cancelable operating ground lease with a remaining term of 12.9 years. Upon initial adoption of ASC 842, the Company recognized a lease liability (in deferred rental income and other liabilities) and a related ROU asset (in prepaid expenses, derivative assets and other assets) of $2.7 million in the condensed consolidated balance sheets. The lease liability and ROU asset were initially measured at the present value of the future minimum lease payments using a discount rate of 4.3%. This reflects the Company’s incremental borrowing rate, which was calculated based on the interest rate the Company would incur to borrow on a fully collateralized basis over a term similar to the lease.
The Company recognized $63,000 and $188,000 of ground lease expense during the three and nine months ended September 30, 2020, respectively, of which $61,000 and $182,000 were paid in cash during the period it was recognized. As of September 30, 2020, the Company’s scheduled future minimum rental payments related to its operating ground lease is approximately $63,000 for the remainder of 2020, $250,000 annually for 2021 through 2025, and $1.9 million thereafter through the maturity date of the lease in August 2033.
NOTE 16 — SUBSEQUENT EVENTS
The following events occurred subsequent to September 30, 2020:
Broadly Syndicated Loans
Subsequent to September 30, 2020, the Company settled $42.2 million of net broadly syndicated loan transactions, $28.6 million of which were traded as of September 30, 2020.
Property Disposition
Subsequent to September 30, 2020, the Company disposed of one property for an aggregate gross sales price of $7.7 million. The property disposition resulted in proceeds of $7.4 million after closing costs to CMFT Management or its affiliates and a gain of approximately $470,000. The Company has no continuing involvement with this property.
Repurchase Facilities
Subsequent to September 30, 2020, the Company received borrowings under the Repurchase Facilities in an aggregate amount of $56.2 million. Advances under the Repurchase Agreements accrue interest at per annum rates based on the one-month LIBOR, plus a spread to be determined on a case-by-case basis between Citibank or Barclays and the CMFT Lending Subs, as discussed in Note 9 — Credit Facilities, Notes Payable and Repurchase Facilities.
Termination of CCIT II Merger Agreement
Prior to the CCIT II Stockholder Approval, CCIT II received an acquisition proposal that CCIT II’s board of directors determined to be a Superior Proposal. As a result, on October 28, 2020, CCIT II terminated the CCIT II Merger Agreement in order to enter into an Alternative Acquisition Agreement with respect to such Superior Proposal. In accordance with the termination of the CCIT II Merger Agreement, CCIT II paid to the Company a termination fee of $7.38 million and agreed to pay the amount of the Company’s expenses incurred in connection with the CCIT II Merger Agreement up to $3.69 million.
Amendment to CCIT III Merger Agreement
On November 3, 2020, the parties to the CCIT III Merger Agreement entered into Amendment No. 1 to Agreement and Plan of Merger (the “Amendment”), pursuant to which (i) the CCIT III Merger Agreement was amended to increase the exchange ratio set forth therein from 1.093 to 1.098 shares of the Company’s common stock for each share of CCIT III Common Stock (as each term is defined in the CCIT III Merger Agreement) (with such ratio subject to adjustments in accordance with the terms and conditions of the CCIT III Merger Agreement) and (ii) CCIT III irrevocably waived its right to terminate the Merger Agreement set forth in Section 9.1(c)(iii) in relation to the amendment on October 29, 2020 of the CCPT V Merger Agreement to increase the exchange ratio set forth therein.
Amendments to CCPT V Merger Agreement
On October 22, 2020, the parties to the CCPT V Merger Agreement entered into the First Amendment to Agreement and Plan of Merger, pursuant to which CCPT V was granted an extension under limited circumstances to timely deliver a CCPT V Change Notice (as defined in the CCPT V Merger Agreement) in order for the Go Shop Termination Payment (as defined in the CCPT V Merger Agreement) to be applicable in those circumstances.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

On October 24, 2020, the parties to the CCPT V Merger Agreement entered into the Second Amendment to Agreement and Plan of Merger, pursuant to which the CCPT V was granted another extension under limited circumstances to timely deliver a CCPT V Change Notice in order for the Go Shop Termination Payment to be applicable in those circumstances.
On October 29, 2020, the parties to the CCPT V Merger Agreement entered into Amendment No. 3 to Agreement and Plan of Merger, pursuant to which the CCPT V Merger Agreement was amended to (i) increase the exchange ratio set forth therein from 2.691 to 2.892 shares of the Company’s common stock for each share of CCPT V Common Stock (as each term is defined in the CCPT V Merger Agreement) (with such ratio subject to adjustments in accordance with the terms and conditions of the CCPT V Merger Agreement), (ii) increase the amount of the Full Termination Payment (as defined in the CCPT V Merger Agreement) from $9.17 million to $9.85 million and (iii) increase the maximum amount of Expenses (as defined in the CCPT V Merger Agreement) payable by either by the Company or CCPT V to the other in connection with certain terminations of the CCPT V Merger Agreement from $1.67 million to $1.79 million.
Registration Statements on Form S-4
In connection with the Mergers, the Company filed two registration statements on Form S-4 (File Nos. 333-249292 and 333-249294), each of which was declared effective by the SEC on November 10, 2020, that contain a prospectus of the Company. The Mergers are currently anticipated to close by year end 2020.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. Certain risks may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a complete discussion of such risk factors, see Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in “Part I — Financial Information” of this Quarterly Report on Form 10-Q, including the notes to the condensed consolidated financial statements contained therein, and the terms “we,” “us,” “our” and the “Company” refer to CIM Real Estate Finance Trust, Inc.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” (within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect our expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by the use of words such as “may,” “will,” “seek,” “expects,” “anticipates,” “believes,” “targets,” “intends,” “should,” “estimates,” “could,” “continue,” “assume,” “projects,” “plans” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. In addition, these risks and uncertainties include those associated with (i) the scope, severity and duration of the current pandemic of COVID‑19 and actions taken to contain the pandemic or mitigate its impact, (ii) the potential adverse effect of the COVID-19 pandemic on the financial condition, results of operations, cash flows and performance of the Company and its tenants, the real estate market and the global economy and financial markets, among others, and (iii) general economic, market and other conditions. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or new information, future events or otherwise, except as may be required to satisfy our obligations under federal securities law. The forward-looking statements should be read in light of the risk factors identified in Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019.
The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from those presented in our forward-looking statements:
•We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.
•We are subject to risks associated with tenant, geographic and industry concentrations with respect to our properties.
•Our properties, intangible assets and other assets may be subject to impairment charges.
•We could be subject to unexpected costs or unexpected liabilities that may arise from dispositions.
•We are subject to competition in the acquisition and disposition of properties and in the leasing of our properties, and we may suffer delays or be unable to acquire, dispose of, or lease properties on advantageous terms.
•We are subject to risks associated with bankruptcies or insolvencies of tenants or from tenant defaults generally.
•We have substantial indebtedness, which may affect our ability to pay distributions and expose us to interest rate fluctuation risk and the risk of default under our debt obligations.
•We are subject to risks associated with the incurrence of additional secured or unsecured debt.
•We may not be able to maintain profitability.
•We may not generate cash flows sufficient to pay our distributions to stockholders or meet our debt service obligations.
•Our continued compliance with debt covenants depends on many factors and could be impacted by current or future economic conditions associated with the COVID-19 pandemic.
•We may be affected by risks resulting from losses in excess of insured limits.
•We may fail to remain qualified as a REIT for U.S. federal income tax purposes.
•We may be unable to successfully reposition our portfolio or list our shares on a national securities exchange in the timeframe we expect or at all.

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
We ceased issuing shares in our Offering on April 4, 2014 and in the Initial DRIP Offering effective as of June 30, 2016, but continued to issue shares of common stock under the Secondary DRIP Offering until, on August 30, 2020, the Board suspended the Secondary DRIP Offering in connection with the our entry into the Merger Agreements. We expect that property acquisitions in 2020 and future periods will be funded by proceeds from financing of the acquired properties, cash flows from operations and the strategic sale of properties and other asset acquisitions.
Our operating results and cash flows are primarily influenced by rental and other property income from our commercial properties, interest expense on our indebtedness and acquisition and operating expenses. As 94.3% of our rentable square feet was under lease, including any month-to-month agreements, as of September 30, 2020, with a weighted average remaining lease term of 8.5 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors, including due to circumstances related to the COVID-19 pandemic. Our advisor regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, any available credit rating agency reports on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If CMFT Management identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
We have primarily acquired core commercial real estate assets principally consisting of retail properties located throughout the United States. As of September 30, 2020, we owned 380 properties, comprising 17.9 million rentable square feet of commercial space located in 42 states.
In April 2019, we announced our intention to pursue a more diversified investment strategy across the capital structure by balancing our existing portfolio of core commercial real estate assets with our future investments in a portfolio of commercial mortgage loans and other real estate-related credit investments that we would originate, acquire, finance and manage in which our sponsor and its affiliates have expertise.
As of September 30, 2020, our loan portfolio consisted of 173 loans with a net book value of $857.9 million. As of September 30, 2020, we had $42.1 million of unsettled broadly syndicated loan purchases included in cash and cash equivalents in the accompanying condensed consolidated balance sheet.

Pursuant to our strategy, during the nine months ended September 30, 2020, we disposed of 19 properties, encompassing 1.2 million gross rentable square feet. We previously expected to sell a substantial portion of our anchored-shopping center portfolio and certain single-tenant properties within 24 months, subject to market conditions. In light of current market conditions brought on by the COVID-19 pandemic, we cannot provide assurance that these properties will be sold within a 24-month period. As a result, we placed 15 properties with a carrying value of $228.4 million that were previously classified as held for sale back in service as real estate assets in the condensed consolidated balance sheets during the nine months ended September 30, 2020. As of September 30, 2020, our portfolio consisted of 325 retail properties, 52 anchored shopping centers and three industrial properties representing 35 industry sectors. See Note 4 — Real Estate Assets to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of the disposition of individual properties during the nine months ended ended September 30, 2020.
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
During the three and nine months ended September 30, 2020, we provided lease concessions, either in the form of rental deferrals or abatements, to certain tenants in response to the impact of the COVID-19 pandemic. As of September 30, 2020, we granted total rent deferrals with an aggregate deferral amount of $4.9 million. Additionally, as of September 30, 2020, we granted rent abatements to tenants with an abatement amount of $2.8 million.
As of November 5, 2020, we have collected approximately 90% of rental payments billed to tenants during the three months ended September 30, 2020. Additionally, as of November 5, 2020, we have collected 96% of October rental payments billed to tenants.
We are actively managing our response to the COVID-19 pandemic in collaboration with our tenants and business partners and are assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business. Given the relative stability of the Company’s rent collections and the per share NAV for the quarters ended March 31, 2020 and June 30, 2020, the Board determined that it is in the best interests of the Company and its stockholders to cease incurring the additional costs associated with quarterly valuations and return to updating the Company’s per share NAV on an annual basis in accordance with its valuation policies. Further, in order to manage the financial health of the Company, our Board is making its determinations with respect to the declaration of distributions on a monthly, instead of quarterly basis, and has approved and adopted a Second Amended and Restated Distribution Reinvestment Plan (the “Amended DRIP”) and an Amended and Restated Share Redemption Program (the “Amended Share Redemption Program”) that, among other changes, provides that the Amended DRIP and the Amended Share Redemption Program may be suspended at any time by majority vote of the Board without prior notice if the Board believes such action is in the best interest of the Company and its stockholders. In connection with the entry of the Company into the Merger Agreements, on August 30, 2020, the Board approved the suspension of the Amended DRIP and the Amended Share Redemption Program. For further information regarding the impact of the COVID-19 pandemic on the Company, see Part II, Item 1A titled “Risk Factors.”
For further information regarding the impact of the COVID-19 pandemic on the Company, see Part II, Item 1A titled “Risk Factors.”
Pending Mergers
On August 30, 2020, we entered into the Merger Agreements. Subject to the terms and conditions of the Merger Agreements, each of the Target REITs will merge into the applicable Merger Sub with the Merger Subs surviving the Mergers, such that following the Mergers, the surviving entity of each Merger will continue as our wholly owned subsidiary. In accordance with the applicable provisions of the MGCL, the separate existence of each of the Target REITs shall cease at the effective time of the applicable Merger. Neither of the Mergers is contingent upon the completion of the other.
At the effective time of the applicable Merger and subject to the terms and conditions of the applicable Merger Agreement, each issued and outstanding share of common stock of CCIT III and CCPT V, $0.01 par value per share, will be converted into the right to receive 1.098 and 2.892 shares of our common stock, $0.01 par value per share, respectively, subject to the treatment of fractional shares in accordance with the applicable Merger Agreement.

The combined company after the Mergers will retain the name CIM Real Estate Finance Trust, Inc. Each of the Mergers is intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”).
For additional information on the Mergers, see Note 1 — Organization and Business to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q and our Current Reports on Form 8-K filed with the SEC on August 31, 2020, October 28, 2020, November 2, 2020 and November 4, 2020.
Also on August 30, 2020, we entered into the CCIT II Merger Agreement. Prior to the CCIT II Stockholder Approval, CCIT II received an acquisition proposal that CCIT II’s board of directors determined to be a Superior Proposal. As a result, on October 29, 2020, CCIT II terminated the CCIT II Merger Agreement in order to enter into an Alternative Acquisition Agreement with respect to such Superior Proposal. In accordance with the termination of the CCIT II Merger Agreement, CCIT II paid us a termination fee of $7.38 million and agreed to pay us up to $3.69 million as reimbursement for our expenses.
Operating Highlights and Key Performance Indicators
2020 Activity
•Invested $475.0 million in broadly syndicated loans and sold broadly syndicated loans for an aggregate gross sales price of $27.3 million.
•Received payment in full on one senior loan totaling $40.8 million.
•Acquired three commercial properties for an aggregate purchase price of $14.5 million.
•Disposed of 19 properties, consisting of 12 retail properties and seven anchored shopping centers, for an aggregate sales price of $199.2 million.
•Entered into two Repurchase Agreements that provide up to $800.0 million to finance a portfolio of existing and future CRE mortgage loans.
•Increased total debt by $242.1 million.
Portfolio Information
As of September 30, 2020, we owned 380 properties located in 42 states, the gross rentable square feet of which was 94.3% leased, including any month-to-month agreements, with a weighted average lease term remaining of 8.5 years. As of September 30, 2020, no single tenant accounted for greater than 10% of our 2020 annualized rental income. As of September 30, 2020, we had certain geographic and industry concentrations in our property holdings. In particular, 48 of our properties were located in California and 20 of our properties were located in Georgia, which accounted for 11% and 10%, respectively, of our 2020 annualized rental income. In addition, we had tenants in the sporting goods, home and garden and discount store industries, which accounted for 13%, 12% and 10%, respectively, of our 2020 annualized rental income.
The following table shows the property statistics of our real estate assets as of September 30, 2020 and 2019:

	As of September 30,
	2020	2019
Number of commercial properties	380	849
Rentable square feet (in thousands) (1)	17,938	25,092
Percentage of rentable square feet leased	94.3%	96.2%
Percentage of investment-grade tenants (2)	37.9%	38.3%
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

The following table summarizes our real estate acquisition activity during the nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Commercial properties acquired	2	1	3	1
Purchase price of acquired properties (in thousands)	$9,851	$6,165	$14,510	$6,165
Rentable square feet (in thousands) (1)	37	6	56	6
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

Comparison of the Three Months Ended September 30, 2020 and 2019
The following table reconciles net income, calculated in accordance with GAAP, to net operating income (dollar amounts in thousands):

	For the Three Months Ended September 30,
	2020	2019	Change
Net income	$4,179	$2,573	$1,606
Loss on extinguishment of debt	89	2,302	(2,213)
Interest expense and other, net	15,964	24,619	(8,655)
Operating income	20,232	29,494	(9,262)

Gain on disposition of real estate, net	(3,219)	(5,790)	2,571
Provision for credit losses	7,355	—	7,355
Impairment	476	24,008	(23,532)
Depreciation and amortization	19,967	26,766	(6,799)
Transaction-related expenses	148	383	(235)
Merger-related expenses	1,207	—	1,207
Management and advisory fees and expenses	10,934	10,852	82
General and administrative expenses	3,762	3,634	128
Interest income	(6,631)	(5,927)	(704)
Net operating income	$54,231	$83,420	$(29,189)
A total of 375 properties were acquired before July 1, 2019 and represent our “same store” properties during the three months ended September 30, 2020 and 2019. “Non-same store” properties, for purposes of the table below, includes properties acquired or disposed of on or after July 1, 2019. The following table details the components of net operating income broken out between same store and non-same store properties (dollar amounts in thousands):

	Total			Same Store			Non-Same Store
	For the Three Months Ended September 30,			For the Three Months Ended September 30,			For the Three Months Ended September 30,
	2020	2019	Change	2020	2019	Change	2020	2019	Change
Rental and other property income	$66,011	$99,552	$(33,541)	$64,524	$64,544	$(20)	$1,487	$35,008	$(33,521)

Property operating expenses	5,214	7,199	(1,985)	5,045	5,227	(182)	169	1,972	(1,803)
Real estate tax expenses	6,566	8,933	(2,367)	6,466	6,398	68	100	2,535	(2,435)
Total property operating expenses	11,780	16,132	(4,352)	11,511	11,625	(114)	269	4,507	(4,238)

Net operating income	$54,231	$83,420	$(29,189)	$53,013	$52,919	$94	$1,218	$30,501	$(29,283)
Loss on Extinguishment of Debt
The decrease in loss on extinguishment of debt of $2.2 million for the three months ended September 30, 2020, as compared to the same period in 2019, was due to a decrease in the number of mortgage notes terminated in connection with the disposition of the underlying properties during the three months ended September 30, 2020.
Interest Expense and Other, Net
Interest expense and other, net also includes amortization of deferred financing costs.
The decrease in interest expense and other, net, of $8.7 million for the three months ended September 30, 2020, as compared to the same period in 2019, was primarily due to a decrease in the average aggregate amount of debt outstanding from $2.4 billion as of September 30, 2019 to $1.8 billion as of September 30, 2020 as a result of debt repayments in connection with the disposition of the underlying properties. In addition, the weighted average interest rate decreased from 4.0% as of September 30, 2019 to 3.3% as of September 30, 2020.

Gain on Disposition of Real Estate, Net
The decrease in gain on disposition of real estate, net, of $2.6 million during the three months ended September 30, 2020, as compared to the same period in 2019, was primarily due to the disposition of three properties for a gain of $3.2 million during the three months ended September 30, 2020 compared to the disposition of four properties for a gain of $5.8 million during the three months ended September 30, 2019.
Provision for Credit Losses
The increase in provision for credit losses of $7.4 million during the three months ended September 30, 2020, as compared to the same period in 2019, was primarily due to management’s determination that the fair value of the collateral of the Company’s loans held -for-investment, which is based on comparable market sales, decreased compared to the amortized cost basis, which resulted in recording $7.4 million in credit losses during the three months ended September 30, 2020. No such losses were recorded during the three months ended September 30, 2019.
Impairment
Impairments decreased $23.5 million during the three months ended September 30, 2020, as compared to the same period in 2019, due to one property that were deemed to be impaired, resulting in impairment charges of $476,000 during the three months ended September 30, 2020, compared to 13 properties that were deemed to be impaired, resulting in impairment charges of $24.0 million during the three months ended September 30, 2019.
Depreciation and Amortization
The decrease in depreciation and amortization of $6.8 million during the three months ended September 30, 2020, as compared to the same period in 2019, was primarily due to the disposition of 473 properties subsequent to September 30, 2019.
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
The decrease in transaction-related expenses of $235,000 during the three months ended September 30, 2020, as compared to the same period in 2019, was primarily due to a decrease in reimbursements to our advisor for expenses related to the three dispositions that occurred during the three months ended September 30, 2020 for an aggregate sales price of $38.5 million, compared to such expenses related to the four dispositions that occurred during the three months ended September 30, 2019 for an aggregate gross sales price of $38.4 million.
Merger-Related Expenses
In connection with the Mergers, we incurred consulting fees of $1.2 million during the three months ended September 30, 2020. No such fees were incurred during the three months ended September 30, 2019.
Management and Advisory Fees and Expenses
Pursuant to the Prior Advisory Agreement with CMFT Management and based upon the amount of our current invested assets, through August 20, 2019, we were required to pay to CMFT Management a monthly advisory fee equal to one-twelfth of 0.75% of the average invested assets up to $2.0 billion, one-twelfth of 0.70% of the average invested assets over $2.0 billion up to $4.0 billion and one-twelfth of 0.65% of the average invested assets over $4.0 billion. Beginning on August 20, 2019, we pay CMFT Management a management fee pursuant to the Management Agreement, payable quarterly in arrears, equal to the greater of (a) $250,000 per annum ($62,500 per quarter) and (b) 1.50% per annum (0.375% per quarter) of the Company’s Equity (as defined in the Management Agreement). Additionally, we may be required to reimburse certain expenses incurred by CMFT Management in providing advisory services, subject to limitations as set forth in the Management Agreement (as discussed in Note 12 — Related-Party Transactions and Arrangements to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q). Furthermore, as discussed in Note 12 — Related-Party Transactions and Arrangements to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q, pursuant to the

Investment Advisory and Management Agreement, for management of investments in the Managed Assets, CMFT Securities pays the Investment Advisor the Investment Advisory Fee, payable quarterly in arrears, equal to 1.50% per annum (0.375% per quarter) of CMFT Securities’ Equity (as defined in the Investment Advisory and Management Agreement). Pursuant to the Investment Advisory and Management Agreement, CMFT Securities reimburses the Investment Advisor for costs and expenses incurred by the Investment Advisor on its behalf. Because the Managed Assets are excluded from the calculation of management fees payable by the Company to CMFT Management pursuant to the Management Agreement, the total management and advisory fees payable by the Company to its external advisors are not increased as a result of the Investment Advisory and Management Agreement. In addition, pursuant to the Sub-Advisory Agreement, in connection with providing investment management services with respect to the corporate credit-related securities held by CMFT Securities, on a quarterly basis, the Investment Advisor designates 50% of the sum of the Investment Advisory Fee payable to the Investment Advisor as sub-advisory fees.
The increase in management and advisory fees and expenses of $82,000 during the three months ended September 30, 2020, as compared to the same period in 2019, was primarily due to the management fee we began paying CMFT Management beginning on August 20, 2019. During three months ended September 30, 2020, we incurred management fees of $10.1 million.
General and Administrative Expenses
The primary general and administrative expense items are certain expense reimbursements to our advisor, escrow and trustee fees, bank services charges, state franchise and income taxes, and accounting fees.
The increase in general and administrative expenses of $128,000 for the three months ended September 30, 2020, compared to the same period in 2019, was primarily due to an increase in operating expense reimbursements to our advisor.
Interest income
The increase in interest income of $704,000 for the three months ended September 30, 2020, compared to the same period in 2019, was due to the origination and acquisition of four CRE loans held-for-investment and 161 broadly syndicated loans subsequent to September 30, 2019.
Net Operating Income
Same store property net operating income remained generally consistent during the three months ended September 30, 2020, as compared to the same period in 2019. Overall same store occupancy decreased from 95.6% as of September 30, 2019 to 94.3% as of September 30, 2020, which was offset by a net increase in rental income at the same store properties.
Non-same store property net operating income decreased $29.3 million during the three months ended 2020, as compared to the same period in 2019. The decrease is primarily due to the disposition of 473 properties subsequent to September 30, 2019.

Comparison of the Nine Months Ended September 30, 2020 and 2019
The following table reconciles net income, calculated in accordance with GAAP, to net operating income (dollar amounts in thousands):

	For the Nine Months Ended September 30,
	2020	2019	Change
Net (loss) income	$(11,742)	$20,430	$(32,172)
Loss on extinguishment of debt	4,841	2,302	2,539
Interest expense and other, net	47,240	75,958	(28,718)
Operating income	40,339	98,690	(58,351)

Gain on disposition of real estate, net	(20,120)	(19,190)	(930)
Provision for credit losses	33,037	—	33,037
Impairment	15,983	57,163	(41,180)
Depreciation and amortization	60,486	88,900	(28,414)
Transaction-related expenses	730	2,091	(1,361)
Merger-related expenses	1,207	—	1,207
Management and advisory fees and expenses	33,422	31,062	2,360
General and administrative expenses	11,679	10,374	1,305
Interest income	(19,395)	(15,504)	(3,891)
Net operating income	$157,368	$253,586	$(96,218)
A total of 374 properties were acquired before January 1, 2019 and represent our “same store” properties during the nine months ended September 30, 2020 and 2019. “Non-same store” properties, for purposes of the table below, includes properties acquired or disposed of on or after January 1, 2019.
The following table details the components of net operating income broken out between same store and non-same store properties (dollar amounts in thousands):

	Total			Same Store			Non-Same Store
	For the Nine Months Ended September 30,			For the Nine Months Ended September 30,			For the Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change	2020	2019	Change
Rental and other property income	$194,550	$304,764	$(110,214)	$187,488	$195,147	$(7,659)	$7,062	$109,617	$(102,555)

Property operating expenses	16,890	23,383	(6,493)	15,850	17,186	(1,336)	1,040	6,197	(5,157)
Real estate tax expenses	20,292	27,795	(7,503)	19,517	19,330	187	775	8,465	(7,690)
Total property operating expenses	37,182	51,178	(13,996)	35,367	36,516	(1,149)	1,815	14,662	(12,847)

Net operating income	$157,368	$253,586	$(96,218)	$152,121	$158,631	$(6,510)	$5,247	$94,955	$(89,708)
Loss on Extinguishment of Debt
The increase in loss on extinguishment of debt of $2.5 million for the nine months ended September 30, 2020, as compared to the same period in 2019, was due to an increase in the number of mortgage notes terminated in connection with the disposition of the underlying properties during the nine months ended September 30, 2020.
Interest Expense and Other, Net
Interest expense and other, net also includes amortization of deferred financing costs.
The decrease in interest expense and other, net, of $28.7 million for the nine months ended September 30, 2020, as compared to the same period in 2019, was primarily due to a decrease in the average aggregate amount of debt outstanding from $2.2 billion as of September 30, 2019 to $1.7 billion as of September 30, 2020 as a result of debt repayments in connection with the disposition of the underlying properties. In addition, the weighted average interest rate decreased from 4.0% as of September 30, 2019 to 3.3% as of September 30, 2020.

Gain on Disposition of Real Estate, Net
The increase in gain on disposition of real estate, net, of $930,000 during the nine months ended September 30, 2020, as compared to the same period in 2019, was primarily due to the disposition of 19 properties for a gain of $20.1 million during the nine months ended September 30, 2020 compared to the disposition of 43 properties for a gain of $19.2 million during the nine months ended September 30, 2019.
Provision for Credit Losses
The increase in provision for credit losses of $33.0 million during the nine months ended September 30, 2020, as compared to the same period in 2019, was primarily due to management’s determination that the Company’s mezzanine loans had an amortized cost basis greater than the fair value of the collateral on the loans, resulting in $33.0 million in credit losses during the nine months ended September 30, 2020. Additionally, the increase was due to the Company’s adoption of ASU 2016-13 on January 1, 2020. No such losses were recorded during the nine months ended September 30, 2019.
Impairment
Impairments decreased $41.2 million during the nine months ended September 30, 2020, as compared to the same period in 2019, due to 11 properties that were deemed to be impaired, resulting in impairment charges of $16.0 million during the nine months ended September 30, 2020, compared to 26 properties that were deemed to be impaired, resulting in impairment charges of $57.2 million during the nine months ended September 30, 2019.
Depreciation and Amortization
The decrease in depreciation and amortization of $28.4 million during the nine months ended September 30, 2020, as compared to the same period in 2019, was primarily due to the disposition of 473 properties subsequent to September 30, 2019, offset by recognizing a full period of depreciation and amortization expenses on the one property acquired in 2019.
Transaction-Related Expenses
The decrease in transaction-related expenses of $1.4 million during the nine months ended September 30, 2020, as compared to the same period in 2019, was primarily due to a decrease in reimbursements to our advisor for expenses related to the 19 dispositions that occurred during the nine months ended September 30, 2020 for an aggregate sales price of $199.2 million, compared to such expenses related to the 43 dispositions that occurred during the nine months ended September 30, 2019 for an aggregate gross sales price of $202.3 million.
Merger-Related Expenses
In connection with the Mergers, we incurred consulting fees of $1.2 million during the nine months ended September 30, 2020. No such fees were incurred during the three months ended September 30, 2019.
Management and Advisory Fees and Expenses
The increase in management and advisory fees and expenses of $2.4 million during the nine months ended September 30, 2020, as compared to the same period in 2019, was primarily due to the management fee we began paying CMFT Management beginning on August 20, 2019. During the nine months ended September 30, 2020, we incurred management fees of $29.7 million.
General and Administrative Expenses
The increase in general and administrative expenses of $1.3 million for the nine months ended September 30, 2020, compared to the same period in 2019, was primarily due to an increase in operating expense reimbursements to our advisor.
Interest income
The increase in interest income of $3.9 million for the nine months ended September 30, 2020, compared to the same period in 2019, was due to the origination and acquisition of four CRE loans held-for-investment and 161 broadly syndicated loans subsequent to September 30, 2019.

Net Operating Income
Same store property net operating income decreased $6.5 million during the nine months ended September 30, 2020, as compared to the same period in 2019. The decrease was primarily due to reductions in rental and other property income of $5.1 million for amounts deemed not probable of collection at 43 properties during the nine months ended September 30, 2020 due to the impact of the COVID-19 pandemic. Additionally, overall same store occupancy was 94.3% as of September 30, 2020, compared to 95.7% as of September 30, 2019.
Non-same store property net operating income decreased $89.7 million during the nine months ended 2020, as compared to the same period in 2019. The decrease is primarily due to the disposition of 473 properties subsequent to September 30, 2019.
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

Record Date	Distribution Amount
April 30, 2020	$0.0130
May 31, 2020	$0.0130
June 30, 2020	$0.0161
July 30, 2020	$0.0304
August 28, 2020	$0.0303
September 29, 2020	$0.0303
October 29, 2020	$0.0303
November 27, 2020	$0.0303
As of September 30, 2020, we had distributions payable of $9.4 million.

The following table presents distributions and sources of distributions for the periods indicated below (dollar amounts in thousands):

	Nine Months Ended September 30,
	2020			2019
	Amount		Percent	Amount	Percent
Distributions paid in cash	$62,529		65%	$83,251	57%
Distributions reinvested	34,191		35%	62,745	43%
Total distributions	$96,720		100%	$145,996	100%
Sources of distributions:
Net cash provided by operating activities (1) (2)	$77,182		80%	$145,996	100%
Proceeds from the issuance of common stock	8,308	(3)	9%	—	—%
Proceeds from the issuance of debt	11,230	(4)	11%	—	—%
Total sources	$96,720		100%	$145,996	100%
____________________________________
(1)     Net cash provided by operating activities for the nine months ended September 30, 2020 and 2019 was $67.6 million and $140.7 million, respectively.
(2)    Our distributions covered by cash flows from operating activities for the nine months ended September 30, 2020 and 2019 include cash flows from operating activities in excess of distributions from prior periods of $9.6 million and $5.3 million, respectively.
(3)    In accordance with GAAP, certain real estate acquisition-related fees and expenses, such as expenses and fees incurred in connection with property acquisitions accounted for as business combinations, are expensed, and therefore reduce net cash flows from operating activities. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the nine months ended September 30, 2020 include the amount by which real estate acquisition-related fees and expenses have reduced net cash flows from operating activities in those prior periods.
(4) Net proceeds on the credit facilities and notes payable for the nine months ended September 30, 2020 was $242.1 million.
Share Redemptions
Our Amended Share Redemption Program permits our stockholders to sell their shares of common stock back to us, subject to certain conditions and limitations. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the Secondary DRIP Offering, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the Secondary DRIP Offering. In addition, our Board may choose to amend the terms of, suspend or terminate our Amended Share Redemption Program at any time in its sole discretion if it believes that such action is in the best interest of us and our stockholders. Any material modifications or suspension of the Amended Share Redemption Program will be disclosed to our stockholders as promptly as practicable in our reports filed with the SEC and via our website. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. In connection with the Mergers, our Board suspended our Amended Share Redemption Program on August 30, 2020, and therefore, no shares will be redeemed from our stockholders after that date unless and until the Amended Share Redemption Program is reinstated. During the nine months ended September 30, 2020, we received valid redemption requests under our Amended Share Redemption Program totaling approximately 48.3 million shares, of which we redeemed approximately 3.8 million shares as of September 30, 2020 for $28.5 million at an average redemption price of $7.60 per share. The remaining redemption requests relating to approximately 44.5 million shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of our Amended Share Redemption Program then in effect. The share redemptions were funded with proceeds from the Secondary DRIP Offering.
Liquidity and Capital Resources
General
We are continuing to closely monitor the outbreak of COVID-19 and its impact on our business, tenants, operating partners and the economy as a whole. The COVID-19 pandemic has not had a material impact on our operations; however, we cannot estimate the ultimate magnitude and duration of the pandemic and its impact on our future operations as of the filing date of our report. If the outbreak continues on its current trajectory, such impacts could be material.

We expect to utilize proceeds from real estate dispositions, cash flows from operations and future proceeds from secured or unsecured financing to complete future acquisitions and for general corporate uses. The sources of our operating cash flows will primarily be provided by the rental and other property income received from current and future leased properties.
Our Credit Facility provides for borrowings of up to $1.24 billion, which includes a $885.0 million unsecured Term Loan and up to $350.0 million in unsecured Revolving Loans. As of September 30, 2020, we had $240.0 million in unused capacity under the Credit Facility, subject to borrowing availability. We had available borrowings of $60.8 million as of September 30, 2020. As of September 30, 2020, we also had cash and cash equivalents of $175.2 million, which included $42.1 million of unsettled broadly syndicated loan purchases. Our Credit Securities Revolver provides for borrowings in an aggregate principal amount up to $500.0 million, which may be increased from time to time pursuant to the Credit and Security Agreement. As of September 30, 2020, the amounts borrowed and outstanding under the Credit Securities Revolver totaled $176.5 million. Our Repurchase Facilities provide up to $800.0 million of financing. As of September 30, 2020, the Company had three senior loans with an aggregate carrying value of $256.1 million financed with $174.7 million under the Repurchase Facilities.
Subject to potential credit losses in the remainder of 2020 due to tenants that default on their leases, file bankruptcy and/or otherwise experience significant financial difficulty as a result of the COVID-19 pandemic, we expect to meet our short-term liquidity requirements through available cash, cash provided by property operations, proceeds from the DRIP Offering and borrowings from the Credit Facility or other sources. Additionally, given the impact of the COVID-19 pandemic, our Board has decided to make a determination as to the amount and timing of distributions on a monthly, instead of a quarterly, basis until such time that we have greater visibility into the impact that the COVID-19 pandemic will have on our property valuations. During the nine months ended September 30, 2020, our Board approved and adopted the Amended DRIP and the Amended Share Redemption Program that, among other changes, respectively provide that the Amended DRIP and the Amended Share Redemption Program may be suspended at any time by majority vote of the Board without prior notice if the Board believes such action is in the best interest of the Company and its stockholders. As discussed above, in connection with the contemplated Merger, on August 30, 2020, the Board approved the suspension of the Amended DRIP and the Amended Share Redemption Program.
As of September 30, 2020, we believe that we were in compliance with the financial covenants of the Second Amended and Restated Credit Agreement, as well as the financial covenants under our various fixed and variable rate debt agreements, with the exception of two mortgage notes, as further discussed in Note 9 — Credit Facilities, Notes Payable and Repurchase Facilities to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q. However, our continued compliance with these debt covenants depends on many factors, including rent collections, which is impacted by the current and future economic conditions related to the COVID-19 pandemic.
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for the acquisition of real estate-related securities, real estate and real estate-related assets and the payment of acquisition-related fees and expenses, operating expenses, distributions, redemptions and interest and principal on current and any future debt financings, including principal repayments of $200.7 million within the next 12 months. We expect to meet our short-term liquidity requirements through cash proceeds from real estate asset dispositions, net cash provided by operations and proceeds from the Secondary DRIP Offering, as well as secured or unsecured borrowings from banks and other lenders to finance our future acquisitions and loan originations. Operating cash flows are expected to increase as we complete future acquisitions. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months. Management intends to use the proceeds from the sale of its disposition of properties to, among other things, acquire additional high-quality net-lease properties and credit investments in furtherance of our investment objectives and for other general corporate purposes.
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
Contractual Obligations
As of September 30, 2020, we had debt outstanding with a carrying value of $1.9 billion and a weighted average interest rate of 3.3%. See Note 9 — Credit Facilities, Notes Payable and Repurchase Facilities to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.
Our contractual obligations as of September 30, 2020 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments — fixed rate debt (2)	$507,118	$90,727	$348,626	$67,765	$—
Interest payments — fixed rate debt (3)	47,289	18,556	27,278	1,455	—
Principal payments — credit facilities (4)	1,171,500	110,000	885,000	176,500	—
Interest payments — credit facilities (4)	61,429	35,681	21,319	4,429	—
Principal payments — repurchase facilities (5)	174,694	—	174,694	—	—
Interest payments — repurchase facilities (5)	12,915	4,532	8,383	—	—
Total	$1,974,945	$259,496	$1,465,300	$250,149	$—
____________________________________
(1)The table does not include amounts due to CMFT Management or its affiliates pursuant to our Management Agreement because such amounts are not fixed and determinable.
(2)Principal payment amounts reflect actual payments based on the face amount of notes payable secured by our wholly-owned properties, which excludes the fair value adjustment, net of amortization, of mortgage notes assumed of $171,000 as of September 30, 2020.
(3)As of September 30, 2020, we had $53.6 million of variable rate debt effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.
(4)As of September 30, 2020, the Term Loan outstanding totaled $885.0 million, $811.7 million of which is subject to interest rate swap agreements. As of September 30, 2020, the weighted average all-in interest rate for the Swapped Term Loan was 3.7%. The remaining $183.3 million outstanding under the Credit Facility had a weighted average interest rate of 1.8% as of September 30, 2020. As of September 30, 2020, the amounts outstanding under the Credit Securities Revolver totaled $176.5 million and had a weighted average interest rate of 2.0%.
(5)As of September 30, 2020, the amount outstanding under the Citibank Repurchase Facility was $74.5 million at a weighted average interest rate of 2.2%, and the amount outstanding under the Barclays Repurchase Facility was $100.2 million at a weighted average interest rate of 2.9%.
We expect to incur additional borrowings in the future to acquire additional properties and other real estate-related assets. There is no limitation on the amount we may borrow against any single improved property. Consistent with CMFT Management’s approach toward the moderate use of leverage, our Board has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. As of September 30, 2020, our ratio of debt to total gross assets net of gross intangible lease liabilities was 47.1% and our ratio of debt to the fair market value of our gross assets net of gross intangible lease liabilities was 47.5%. Fair market value is based on the estimated market value of our real estate assets as of June 30, 2020 that were used to determine our estimated per share NAV, and for those assets acquired from July 1, 2020 through September 30, 2020 is based on the purchase price.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to stockholders. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as premiums or discounts, financing and issuance costs, and related accumulated amortization, less all cash and cash equivalents. As of September 30, 2020, our net debt leverage ratio, which is the ratio of net debt to total gross real estate and related assets net of gross intangible lease liabilities, was 42.6%.

The following table provides a reconciliation of the notes payable and credit facility, net balance, as reported on our condensed consolidated balance sheet, to net debt as of September 30, 2020 (dollar amounts in thousands):

Balance as of
September 30, 2020
Credit facilities, notes payable and repurchase facilities, net	$1,849,099
Deferred costs and net premiums (1)	4,213
Less: Cash and cash equivalents	(175,224)
Net debt	$1,678,088
Gross real estate and related assets, net (2)	$3,935,775
Net debt leverage ratio	42.6%
______________________
(1) Deferred costs relate to mortgage notes payable and the term portion of the Credit Facility.
(2) Net of gross intangible lease liabilities. Includes gross assets held for sale, real estate-related securities and loans held-for-investment principal balance, net of allowance for credit losses, of $951.6 million.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities decreased by $73.2 million for the nine months ended September 30, 2020, as compared to the same period in 2019. The decrease was primarily due to lower net income after non-cash adjustments due to the disposition of 473 properties subsequent to September 30, 2019. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities was $488.9 million for the nine months ended September 30, 2020, as compared to net cash provided by investing activities of $87.6 million for the nine months ended September 30, 2019. The change was primarily due to the net investment in broadly syndicated loans and real estate-related securities of $524.3 million, in addition to an increase in net investments in loans held-for investments of $52.6 million during the nine months ended September 30, 2020, compared to the same period in 2019.
Financing Activities. Net cash provided by financing activities was $129.1 million for the nine months ended September 30, 2020, as compared to net cash used in financing activities of $230.1 million for the nine months ended September 30, 2019. The change was primarily due to an increase in net proceeds on the credit facilities, notes payable and repurchase facilities of $324.8 million as a result of entering into the Credit Securities Revolver and the Repurchase Facilities subsequent to September 30, 2019, coupled with decreases in distributions to stockholders and redemptions of common stock resulting from the Board’s suspension of the Amended DRIP and the Amended Share Redemption Program.
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

Critical Accounting Policies and Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We believe the following critical accounting policies govern the significant judgments and estimates used in the preparation of our financial statements, which should be read in conjunction with the more complete discussion of our accounting policies and procedures included in Note 2 — Summary of Significant Accounting Policies to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019. Additionally, as a result of our adoption of ASU 2016-13 during the nine months ended September 30, 2020, we updated our critical accounting policies to include allowance for credit losses. For additional information on our allowance for credit losses, see Note 2 — Summary of Significant Accounting Policies to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q. We consider our critical accounting policies to be the following:
•Recoverability of Real Estate Assets; and
•Allocation of Purchase Price of Real Estate Assets; and
•Allowance for Credit Losses.
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
Off-Balance Sheet Arrangements
As of September 30, 2020 and December 31, 2019, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.
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
Interest Rate Risk
As of September 30, 2020, we had variable rate debt of $534.5 million, excluding any debt subject to interest rate swap agreements, and therefore, we are exposed to interest rate changes in LIBOR. As of September 30, 2020, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $2.7 million per year.
As of September 30, 2020, we had three interest rate swap agreements outstanding, which mature on various dates from March 2021 through July 2021, with an aggregate notional amount of $865.3 million and an aggregate fair value of the net derivative liability of $7.3 million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of September 30, 2020, an increase of 50 basis points in interest rates would result in a change of $1.9 million to the fair value of the net derivative liability, resulting in a net derivative liability of $5.4 million. A decrease of 50 basis points in interest rates would result in a $1.9 million change to the fair value of the net derivative liability, resulting in a net derivative liability of $9.2 million.
As the information presented above includes only those exposures that existed as of September 30, 2020, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
Item 4.Controls and Procedures
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2020 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2020, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.Legal Proceedings
In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or to which our properties are the subject.
Item 1A.Risk Factors
Except as set forth below, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019.
Risks Related to Real Estate Assets
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
The extent to which the COVID-19 pandemic will impact our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the COVID-19 pandemic, the actions taken to contain the COVID-19 pandemic or mitigate its impact, and the direct and indirect economic effects of the COVID-19 pandemic and the related containment measures. Management is evaluating rent relief requests on a case-by-case basis and not all requests for rent relief may be granted. To the extent we grant additional requests for rent relief, either in the form of rent deferral or abatement, or to the extent our tenants default on their lease obligations, it may have a negative impact on our rental revenue and net income. Management will continue to monitor the impact to our business, financial condition, results of operations, cash flow, and occupancy. Accordingly, we cannot predict the significance, extent or duration of any adverse impact of the COVID-19 pandemic on our business, financial condition, results of operations or cash flows for the fiscal year ending December 31, 2020. Moreover, certain risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.
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
The following table presents distributions and the source of distributions for the periods indicated below (dollar amounts in thousands):

	Nine Months Ended September 30, 2020			Year Ended December 31, 2019
	Amount		Percent	Amount	Percent
Distributions paid in cash	$62,529		65%	$112,083	58%
Distributions reinvested	34,191		35%	82,388	42%
Total distributions	$96,720		100%	$194,471	100%
Sources of distributions:
Net cash provided by operating activities (1) (2)	$77,182		80%	$194,471	100%
Proceeds from the issuance of common stock	8,308	(3)	9%	—	—%
Proceeds from the issuance of debt	11,230	(4)	11%	—	—%
Total sources	$96,720		100%	$194,471	100%
____________________________________
(1)     Net cash provided by operating activities for the nine months ended September 30, 2020 and the year ended December 31, 2019 was $67.6 million and $188.6 million, respectively.
(2)    Our distributions covered by cash flows from operating activities for the nine months ended September 30, 2020 and the year ended December 31, 2019 include cash flows from operating activities in excess of distributions from prior periods of $9.6 million and $5.9 million, respectively.
(3)    In accordance with GAAP, certain real estate acquisition-related fees and expenses, such as expenses and fees incurred in connection with property acquisitions accounted for as business combinations, are expensed, and therefore reduce net cash flows from operating activities. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the nine months ended September 30, 2020 include the amount by which real estate acquisition-related fees and expenses have reduced net cash flows from operating activities in those prior periods.
(4) Net proceeds on the credit facilities, notes payable and repurchase facilities for the nine months ended September 30, 2020 was $242.1 million.
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
Risks Related to the Mergers
Failure to complete the Mergers could negatively impact the future of our business and financial results.
If the Mergers are not completed, the ongoing business of our Company could be materially adversely affected and we will be subject to a variety of risks associated with the failure to complete the Mergers, including the following:
•CCIT III and CCPT V may be unable to pay us the termination fees per the Merger Agreements of $710,000 and $9.85 million, respectively, and may not be able to reimburse us for expenses incurred in connection with the Merger of up to $130,000 and $1.79 million, respectively;
•we may have to bear certain costs incurred by us relating to the Mergers, such as legal, accounting, financial advisor, filing, printing and mailing fees; and
•the diversion of our management’s focus and resources from operational matters and other strategic opportunities while working to implement the Mergers.
If the Mergers are not completed, these risks could materially affect our business and financial results.
The pendency of the Mergers, including as a result of the restrictions on the operation of our business and the respective businesses of CCIT III and CCPT V during the period between signing the Merger Agreements and the completion of the Mergers, could adversely affect the business and operations of our Company, the other parties to the Mergers, or both.
In connection with the pending Mergers, some of our business partners or vendors and those of the other parties to the Mergers may delay or defer decisions, which could negatively impact the revenues, earnings, cash flows and expenses of our Company, CCIT III or CCPT V, regardless of whether the Mergers are completed. In addition, due to operating covenants in the Merger Agreements, we and the other parties to the Mergers may be unable, during the pendency of the Mergers, to pursue certain strategic transactions, undertake certain significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions that are not in our ordinary course of business, even if such actions would prove beneficial.
In certain circumstances, either we or either of the Target REITs may terminate the Merger Agreements.
Either we or either of the Target REITs may terminate the Merger Agreements if the Mergers have not been consummated by the Outside Date. Also, the Merger Agreements may be terminated in certain circumstances if a final and non-appealable order is entered prohibiting the transactions contemplated by the applicable Merger Agreement, upon a material uncured breach by the other parties that would cause the closing conditions not to be satisfied, or if the stockholders of the applicable Target REIT fail to approve the applicable Merger or the amendment to their charter that is required to consummate the Mergers. In addition, at any time prior to the applicable Stockholder Approval, the applicable Target REIT has the right to terminate the applicable Merger Agreement in order to enter into an Alternative Acquisition Agreement with respect to a Superior Proposal. Finally, at any time prior to the time the stockholders of the other parties to the Mergers approve the Mergers and the amendments to their charters that are required to consummate the Mergers, we have the right to terminate the applicable Merger Agreement upon an Adverse Recommendation Change, upon the commencement of a tender offer or exchange offer for any shares of the common stock of the applicable Target REIT that constitutes an Acquisition Proposal if the board of directors of the applicable Target REIT fails to recommend against acceptance of such tender offer or exchange offer or to publicly reaffirm such board of directors’ recommendation after being requested to do so by us or if the applicable Target REIT breaches or fails to comply in any material respect with certain of their obligations regarding the solicitation of and response to Acquisition Proposals.
We and the Target REITs each expect to incur substantial expenses related to the Mergers.
We and CCIT III and CCPT V each expect to incur substantial expenses in connection with completing the Mergers and integrating our properties and operations with the other parties to the Mergers. While we and each of the Target REITs each have assumed that a certain level of transaction expenses would be incurred, there are a number of factors beyond the control of each company that could affect the total amount or the timing of such expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, the transaction expenses associated with the Mergers could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings following the completion of the Mergers.

The Mergers may be dilutive to estimated net income for our stockholders.
The Mergers may be dilutive to estimated net income for our stockholders, which would potentially decrease the amount of funds available to distribute to our stockholders as stockholders of the fully combined company following the Mergers (the “Fully Combined Company”). For instance, on a pro forma basis, assuming the Mergers had been consummated on January 1, 2020, the net income per share of the Fully Combined Company for the six months ended June 30, 2020 would have been less than the actual net income per share of our common stock during the same period.
The market value ascribed to the shares of common stock of the other parties to the Mergers upon a liquidity event may be significantly lower than the estimated per share NAV of our common stock considered by our Board in approving and recommending the Mergers.
In approving and recommending the Mergers, our Board considered, among other things, the most recent estimated per share NAV of our common stock and the common stock of the other parties to the Mergers as determined by our Board and the other parties’ respective boards of directors, with the assistance of their respective third-party valuation experts. The estimated per share NAV of our common stock may not be immediately determined following the consummation of the Mergers. In the event that the Fully Combined Company completes a liquidity event after consummation of the Mergers, such as a listing of its shares on a national securities exchange, a merger in which stockholders of the Fully Combined Company receive securities that are listed on a national securities exchange, or a sale of the Fully Combined Company for cash, the market value of the shares of the Fully Combined Company upon consummation of such liquidity event may be significantly lower than the current estimated value considered by our Board and the estimated per share NAV of the common stock of CCIT III or CCPT V that may be reflected on the account statements of stockholders of the Fully Combined Company after consummation of the Mergers. For example, if the shares of the Fully Combined Company are listed on a national securities exchange at some point after the consummation of the Mergers, the trading price of the shares may be significantly lower than the most recent estimated per share NAV of our common stock of $7.31 as of June 30, 2020.
 If the Mergers do not qualify as tax-free reorganizations, there may be adverse tax consequences.
The Mergers are intended to qualify as tax-free reorganizations within the meaning of Section 368(a) of the Code. The closing of the Mergers is conditioned on the receipt by us and the other parties to the Mergers of an opinion of counsel to the effect that the Mergers will qualify as tax-free reorganizations within the meaning of Section 368(a) of the Code. However, these legal opinions will not be binding on the Internal Revenue Service or on the courts. If, for any reason, the Mergers were to fail to qualify as tax-free reorganizations, then each stockholder generally would recognize gain or loss, as applicable, equal to the difference between (1) the merger consideration (i.e. the fair market value of the shares of our common stock) received by such stockholder in the Mergers; and (2) such stockholder’s adjusted tax basis in our common stock.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Our Amended Share Redemption Program permits our stockholders to sell their shares of common stock back to us, subject to significant conditions and limitations. Under our Amended Share Redemption Program, we will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. In addition, our Board may choose to amend the terms of, suspend or terminate our Amended Share Redemption Program at any time in its sole discretion if it believes that such action is in the best interest of us and our stockholders. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the Secondary DRIP Offering, net of shares redeemed to date. In addition, generally we will limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the Secondary DRIP Offering. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. In connection with the Mergers, our Board has suspended our Amended Share Redemption Program, and therefore, no further shares will be redeemed from our stockholders unless and until the Amended Share Redemption Program is reinstated. As of September 30, 2020, the estimated per share NAV was $7.31, which was determined by the Board on August 11, 2020 using a valuation date of June 30, 2020. This estimated per share NAV serves as the most recent estimated value for purposes of the Amended Share Redemption Program, effective August 14, 2020, until such time as the Board determines a new estimated per share NAV.

In general, we redeem shares on a quarterly basis. During the three months ended September 30, 2020, we redeemed shares, including those redeemable due to death, as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2020 - July 31, 2020	255	$7.77	255	(1)
August 1, 2020 - August 31, 2020	1,288,948	$7.26	1,288,948	(1)
September 1, 2020 - September 30, 2020	—	$—	—	(1)
Total	1,289,203		1,289,203	(1)
____________________________________
(1)A description of the maximum number of shares that may be purchased under our Amended Share Redemption Program is included in the narrative preceding this table.
Unregistered Sales of Equity Securities
None.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
None.

Item 6.Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
2.1*
Agreement and Plan of Merger, dated as of August 30, 2020, by and among CIM Real Estate Finance Trust, Inc., Thor II Merger Sub, LLC and Cole Office & Industrial REIT (CCIT II), Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed August 31, 2020).

2.2*
Agreement and Plan of Merger, dated as of August 30, 2020, by and among CIM Real Estate Finance Trust, Inc., Thor III Merger Sub, LLC and Cole Office & Industrial REIT (CCIT III), Inc. (Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed August 31, 2020).

2.3*
Agreement and Plan of Merger, dated as of August 30, 2020, by and among CIM Real Estate Finance Trust, Inc., Thor V Merger Sub, LLC and Cole Credit Property Trust V, Inc. (Incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed August 31, 2020).

2.4
Amendment to Agreement and Plan of Merger, dated as of October 22, 2020, by and among CIM Real Estate Finance Trust, Inc., Thor II Merger Sub, LLC and Cole Office & Industrial REIT (CCIT II), Inc. (Incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed October 28, 2020).

2.5
Amendment No. 1 to Agreement and Plan of Merger, dated as of November 3, 2020, by and among CIM Real Estate Finance Trust, Inc., Thor III Merger Sub, LLC and Cole Office & Industrial REIT (CCIT III), Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed on November 4, 2020).

2.6
Amendment to Agreement and Plan of Merger, dated as of October 22, 2020, by and among CIM Real Estate Finance Trust, Inc., Thor V Merger Sub, LLC and Cole Credit Property Trust V, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed October 28, 2020).

2.7
Amendment to Agreement and Plan of Merger, dated as of October 24, 2020, by and among CIM Real Estate Finance Trust, Inc., Thor V Merger Sub, LLC and Cole Credit Property Trust V, Inc. (Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed October 28, 2020).

2.8
Amendment No. 3 to Agreement and Plan of Merger, dated as of October 29, 2020, by and among CIM Real Estate Finance Trust, Inc., Thor V Merger Sub, LLC and Cole Credit Property Trust V, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed November 2, 2020).

3.1
Articles of Amendment and Restatement of CIM Real Estate Finance Trust, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed August 20, 2019).

3.2	Amended and Restated Bylaws of CIM Real Estate Finance Trust, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed August 20, 2019).
4.1	Second Amended and Restated Distribution Reinvestment Plan (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed May 1, 2020).
10.1	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed August 14, 2020).
10.2
Master Repurchase Agreement, dated September 21, 2020, by and between CMFT RE Lending RF Sub BB, LLC and Barclays Bank PLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed September 24, 2020).

10.3
Guaranty, dated as of September 21, 2020, by CIM Real Estate Finance Trust, Inc. for the benefit of Barclays Bank PLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed September 24, 2020).

10.4
Termination Notice, dated as of October 29, 2020, by and by and between CIM Real Estate Finance Trust, Inc. and Cole Office & Industrial REIT (CCIT II), Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed November 2, 2020).

31.1**	Certifications of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certifications of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***
Certifications of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule to the SEC upon request.
**	Filed herewith.
***	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIM Real Estate Finance Trust, Inc. (Registrant)

By:	/s/ Nathan D. DeBacker
Name:	Nathan D. DeBacker
Title:	Chief Financial Officer and Treasurer (Principal Financial Officer)
Date: November 13, 2020