Form 10-K
period 2020-12-31
CIM REAL ESTATE FINANCE TRUST, INC.
filed 2021-03-31
CIK 1498547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There is no established market for the registrant’s shares of common stock. As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, there were approximately 309.7 million shares of common stock held by non-affiliates, for an aggregate market value of $2.2 billion, assuming a market value as of that date of $7.26 per share, the most recent estimated per share net asset value of the registrant’s common stock established by the registrant’s board of directors in effect as of that date. Effective August 14, 2020, the estimated per share net asset value of the registrant’s common stock as of December 31, 2020 is $7.31 per share.
As of March 22, 2021, there were approximately 362.0 million shares of common stock, par value per share of $0.01, of CIM Real Estate Finance Trust, Inc. outstanding.
Documents Incorporated by Reference:
The Registrant incorporates by reference portions of the CIM Real Estate Finance Trust, Inc. Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders (into Items 10, 11, 12, 13 and 14 of Part III).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K of CIM Real Estate Finance Trust, Inc., other than historical facts, may be considered forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. These forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. In addition, these risks and uncertainties include those associated with (i) the scope, severity and duration of the current novel coronavirus (“COVID‑19”) pandemic and actions taken to contain the pandemic or mitigate its impact, (ii) the potential adverse effect of the COVID-19 pandemic on the financial condition, results of operations, cash flows and performance of the Company and its tenants, the real estate market and the global economy and financial markets, among others, and (iii) general economic, market and other conditions. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Annual Report on Form 10-K is filed with the U.S. Securities and Exchange Commission (the “SEC”). Additionally, we undertake no obligation to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.
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
•We may fail to remain qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.
•We may be unable to successfully reposition our portfolio or list our shares on a national securities exchange, in the timeframe we expect or at all.
•We may be unable to achieve any cost synergies anticipated to result from the Mergers (as defined below).
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
Historically, we have primarily acquired core commercial real estate assets principally consisting of necessity retail properties located throughout the United States. We use the term “core” to describe existing properties currently operating and generating income that are leased to creditworthy tenants under long-term net leases and are strategically located. In April of 2019, we announced our intention to pursue a more diversified investment strategy by balancing our existing portfolio of core commercial real estate assets with future investments in a portfolio of commercial mortgage loans and other real estate-related credit investments that we would originate, acquire, finance and manage.
As of December 31, 2020, we owned 516 properties, comprising 21.3 million rentable square feet of commercial space located in 45 states. As of December 31, 2020, the rentable space at these properties was 94.1% leased, including month-to-month agreements, if any. In addition, our loan portfolio consisted of 206 loans with a net book value of $892.3 million, and investments in real estate-related securities of $38.2 million as of December 31, 2020.
A majority of our business is conducted through CIM Real Estate Finance Operating Partnership, LP, a Delaware limited partnership (“CMFT OP”), of which we are the sole general partner and own, directly or indirectly, 100% of the partnership interests, and its subsidiaries.
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
We registered an additional $600.0 million of shares of common stock under the DRIP (the “Secondary DRIP Offering,” and together with the Initial DRIP Offering, the “DRIP Offerings,” and the DRIP Offerings collectively with the Offering, the “Offerings”), on August 2, 2016. We continued to issue shares of common stock under the Secondary DRIP Offering.
As of December 31, 2020, we had issued approximately 362.4 million shares of our common stock in the Offerings, including 64.1 million shares issued in the DRIP Offerings, for gross offering proceeds of $3.6 billion before organization and offering costs, selling commissions and dealer manager fees of $306.0 million. In addition, on December 21, 2020, we issued 52.6 million shares of common stock in connection with the Mergers as defined and discussed below.
On December 21, 2020, we completed mergers with Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”) and Cole Credit Property Trust V, Inc. (“CCPT V”), pursuant to (i) the Agreement and Plan of Merger, dated August 30, 2020 (as amended on November 3, 2020, the “CCIT III Merger Agreement”), by and among the Company, Thor III Merger Sub, LLC, a wholly owned subsidiary of ours (“CCIT III Merger Sub”), and CCIT III, with CCIT III Merger Sub surviving as a wholly owned subsidiary of ours (the “CCIT III Merger”), and (ii) the Agreement and Plan of Merger, dated August 30, 2020 (as amended on each of October 22, 2020, October 24, 2020 and October 29, 2020, the “CCPT V Merger Agreement”, and together with the CCIT III Merger Agreement, the “Merger Agreements”), by and among the Company, Thor V Merger Sub, LLC, a wholly owned subsidiary of ours (“CCPT V Merger Sub”), and CCPT V, with CCPT V Merger Sub surviving as a wholly owned subsidiary of ours (the “CCPT V Merger,” and collectively with the CCIT III Merger, the “Mergers”). In accordance with the applicable provisions of the Maryland General Corporation Law (the “MGCL”), the separate existence of CCIT III and CCPT V ceased. Through the Mergers, we acquired 146 properties with a total of 3.8 million square feet, all of which had an aggregate gross real estate value of approximately $763.0 million. The combined company after the Mergers retains the name

“CIM Real Estate Finance Trust, Inc.” Each Merger qualified as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”).
Our Manager, Investment Advisor and CIM
We are externally managed by CIM Real Estate Finance Management, LLC, a Delaware limited liability company (“CMFT Management”), which is an affiliate of CIM Group, LLC (“CIM”). CIM is a community-focused real estate and infrastructure owner, operator, lender and developer. Headquartered in Los Angeles, California, CIM has offices across the United States and in Tokyo, Japan.
We have no paid employees and rely upon our manager pursuant to our Amended and Restated Management Agreement dated August 20, 2019 (the “Management Agreement”), as well as its affiliates, including CCO Capital, LLC (“CCO Capital”), our dealer manager, CREI Advisors, LLC (“CREI Advisors”), our property manager, and CIM Capital IC Management, LLC (the “Investment Advisor”), our investment advisor with respect to investments in securities, to provide substantially all of our day-to-day management. Our manager, CCO Capital, and CREI Advisors are owned directly or indirectly by CCO Group, LLC. Collectively, CCO Group, LLC, CCO Capital and CREI Advisors serve as our sponsor, which we refer to as our “sponsor” or “CCO Group.” Our Management Agreement is for a three-year term and renews automatically each year thereafter for an additional one-year period unless terminated by our Board.
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
In addition, on December 6, 2019, the Investment Advisor entered into a sub-advisory agreement (the “Sub-Advisory Agreement”) with OFS Capital Management, LLC, a Delaware limited liability company (the “Sub-Advisor”), to act as an investment sub-advisor to CMFT Securities. The Sub-Advisor is registered as an investment adviser under the Advisers Act and is an affiliate of the Investment Advisor. The Sub-Advisor is responsible for providing investment management services with respect to the corporate credit and real estate-related securities held by CMFT Securities. Either party may terminate the Sub-Advisory Agreement with 30 days’ prior written notice to the other party.
Net Asset Value
Our Board establishes an estimated per share net asset value (“NAV”) of the Company’s common stock for purposes of assisting broker-dealers in meeting their customer account statement reporting obligations under Financial Industry Regulatory Authority (“FINRA”) Rule 2231.
The following table summarizes the estimated per share NAV of our common stock for the periods indicated below:

Valuation Date	Period Commencing	Period Ending	NAV per Share
August 31, 2015	October 1, 2015	November 13, 2016	$9.70
September 30, 2016	November 14, 2016	March 27, 2017	$9.92
December 31, 2016	March 28, 2017	March 28, 2018	$10.08
December 31, 2017	March 29, 2018	March 19, 2019	$9.37
December 31, 2018	March 26, 2019	March 29, 2020	$8.65
December 31, 2019	March 30, 2020	May 28, 2020	$7.77
March 31, 2020	May 29, 2020	August 13, 2020	$7.26
June 30, 2020	August 14, 2020	—	$7.31
For participants in the DRIP, distributions were reinvested in shares of our common stock under the DRIP at the most recent estimated per share NAV as determined by our Board. Commencing on August 14, 2020, following our Board’s determination of an updated estimated per share NAV, distributions were reinvested in shares of our common stock under the DRIP at a price of $7.31 per share, the estimated per share NAV as of June 30, 2020, as determined by our Board. Additionally,

$7.31 per share served as the most recent estimated per share NAV for purposes of the share redemption program. On August 30, 2020, the Board approved the suspension of the DRIP and the share redemption program in connection with our entry into the Merger Agreements. On March 25, 2021, our Board reinstated the DRIP and the share redemption program, effective April 1, 2021. We have not made any adjustments to the valuation of our estimated per share NAV for the impact of other transactions occurring subsequent to August 14, 2020, including, but not limited to, our entry into the Merger Agreements on August 30, 2020 or the consummation of the Mergers on December 21, 2020. See Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Share Redemption Program in this Annual Report on Form 10-K for a discussion of our share redemption program.
Investment Strategy and Objectives
Our investment strategy is to diversify our investments and capital structure by balancing our existing core portfolio of necessity commercial real estate assets, net leased under long-term leases to creditworthy tenants and which provide current operating cash flows, with real estate related credit investments, including commercial real estate mortgage loans and other real estate related debt and securities investments in which our manager and its affiliates have expertise.
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
Investment Guidelines
Our manager and our Investment Advisor are required to manage our business in accordance with certain investment guidelines that were adopted by the valuation, compensation and affiliate transactions committee of our Board, which include:
•not making investments that would cause us to fail to qualify as a REIT under the Code;
•not making any investment that would cause us or any of our subsidiaries to be regulated as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”);
•our manager seeking to invest our capital in a broad range of investments in or relating to real property and real estate-related credit assets and our Investment Advisor seeking to invest in real estate and corporate credit-related securities;
•prior to the deployment or redeployment of capital, permitting the manager or our Investment Advisor to cause the capital to be invested in short-term investments in money market funds, bank accounts, overnight repurchase agreements with primary federal reserve bank dealers collateralized by direct U.S. government obligations, and other instruments and investments reasonably determined to be of high quality; and
•not making any (i) individual or single pooled commercial mortgage-backed securities (“CMBS”) investment or corporate loan investment in excess of $250 million, (ii) any commercial real estate (“CRE”) loan in excess of $50 million with a loan-to-value ratio in excess of 80%, and (iii) any other type of investment, including but not limited to commercial real estate acquisitions, in excess of $200 million, without the approval of a majority of the Board or a duly constituted committee of the Board.
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
Mezzanine Loans. We also expect to invest in or originate loans made to commercial property owners that are secured by pledges of the borrower’s ownership interests in the property and/or the property owner, subordinate to whole mortgage loans secured by a first lien on the property. These mortgage loans are senior to the borrower’s equity in the property. These loans may be tranched into senior and junior mezzanine loans, with junior mezzanine loans secured by a pledge of the equity interests in the more junior mezzanine borrower. Mezzanine lenders typically have different, and at times more limited, rights compared to more senior lenders, including, following a default on the senior loan, the right, for a period of time, to cure defaults under the senior loan and any senior mezzanine loan and purchase the senior loan and any senior mezzanine loan. Subject to the terms negotiated with, and the rights of, the senior lenders, mezzanine lenders typically have the right to foreclose on their equity interest and become the direct or indirect owner of the property.
Other Real Estate Related Debt Instruments. We will opportunistically invest in or originate other commercial real estate-related debt instruments such as subordinated mortgage interests, preferred equity, note financing, unsecured loans to owners and operators of real estate assets, and secured real estate-related securities such as CMBS and commercial real estate collateralized loan obligations (“CRE CLOs”).
Corporate Loans. We may also invest in or originate certain syndicated corporate loans, often but not necessarily of real estate operating or finance companies.
We will evaluate our credit investment opportunities to ensure that they are in compliance with our investment guidelines, do not cause us to lose our qualification as a REIT under the Code or cause us or any of our subsidiaries to be an investment company under the Investment Company Act.
In evaluating prospective loan or other credit investments, CMFT Management will consider factors such as the following:
•the condition and use of the collateral securing the loan;
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
We have acquired, and may continue to acquire, other income-producing properties, such as office and industrial properties, which may share certain core characteristics with our retail investments, such as a principal creditworthy tenant, a long-term net lease, and a strategic location.
Many of our properties are, and we anticipate that future properties will be, leased to tenants in the chain or franchise retail industry, including, but not limited to, convenience stores, drug stores and restaurant properties, as well as leased to large national retailers as stand-alone properties or as part of anchored shopping centers, which are anchored by national, regional and local retailers. CMFT Management monitors industry trends and identifies properties on our behalf that serve to provide a favorable return balanced with risk. Our management primarily targets regional or national name brand retail businesses with established track records. We generally intend to hold each property for a period in excess of five years.
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
Underwriting Process
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
•neighboring property uses;
•local market conditions including vacancy rates and market rents;
•area demographics, including trade area population and average household income;
•neighborhood growth patterns and economic conditions;
•presence of nearby properties that may positively or negatively impact store sales at the subject property; and
•lease terms, including length of lease term, scope of landlord responsibilities, presence and frequency of contractual rental increases, renewal option provisions, exclusive and permitted use provisions, co-tenancy requirements and termination options.
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
Real Estate Dispositions. We generally intend to hold each property we acquire for an extended period, generally in excess of five years. Holding periods for other real estate-related assets may vary. Circumstances might arise that could cause us to determine to sell an asset before the end of the expected holding period if we believe the sale of the asset would be in the best interests of our stockholders. The determination of whether a particular asset should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing and projected economic conditions, current tenant rolls and tenant creditworthiness, whether we could apply the proceeds from the sale of the asset to acquire other assets, whether disposition of the asset would increase cash flows, and whether the sale of the asset would be a prohibited transaction under the Code or otherwise impact our status as a REIT for federal income tax purposes. During the year ended December 31, 2020, we sold 30 properties for an aggregate gross sales price of $270.4 million, resulting in net proceeds of $263.8 million and a gain of $27.5 million.
Financing Strategy
CMFT Management believes that utilizing borrowings to make investments is consistent with our investment objective of maximizing the return to stockholders. By operating on a leveraged basis, we have more funds available for acquiring properties or credit investments. This allows us to make more investments than would otherwise be possible, potentially resulting in a more diversified portfolio.
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
As of December 31, 2020, our ratio of debt to total gross assets net of gross intangible lease liabilities was 46.2% (43.6% including adjustments to debt for cash and cash equivalents), and our ratio of debt to the fair market value of our gross assets was 45.8%.
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
Conflicts of Interest
We are subject to various conflicts of interest arising out of our relationship with CMFT Management and its affiliates, including conflicts related to the arrangements pursuant to which we compensate CMFT Management and its affiliates.
Affiliates of CMFT Management act as advisors to CIM Income NAV, Inc. (“CIM Income NAV”), which is a public, non-listed REIT sponsored by our sponsor, CCO Group. CIM Income NAV primarily focuses on the acquisition and management of commercial properties in the retail, office and industrial sectors subject to long-term net leases to creditworthy tenants and has acquired or may acquire assets similar to ours. Nevertheless, the investment strategy used by CIM Income NAV would permit them to acquire certain properties that may also be suitable for our portfolio.

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
•the effect of the acquisition both on diversification of each entity’s investments by type of property, geographic area and tenant concentration;
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
Human Capital Resources
We are operated by affiliates of CIM and have no direct employees. We have entered into the Management Agreement with CMFT Management, an affiliate of CIM, pursuant to which CMFT Management has agreed to provide, or arrange for other service providers to provide, management and administrative services to us and our subsidiaries.
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
ITEM 1A.    RISK FACTORS
Risk Factor Summary
Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face and stockholders should carefully consider the following summary, together with the full risk factors contained below in this “Risk Factors” section and all the other information included in this Annual Report on Form 10-K, in evaluating the Company and our business. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected, and stockholders may lose all or part of their investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
Risks Related to Our Business
•We currently have not identified all of the credit investments, properties or other real estate-related assets we intend to purchase. For this and other reasons, an investment in our shares is speculative.
•There is no public trading market for our common stock, and there may never be one because shares of our common stock will not be listed on an exchange for the foreseeable future, if ever, and we are not required to provide for a liquidity event.
•Our estimated per share NAV is an estimate as of a given point in time and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved or completed a merger or other sale.
•We may be unable to pay or maintain cash distributions or increase distributions over time.
•We operate in a highly competitive market for lending and investment opportunities, which may limit our ability to originate or acquire desirable loans and investments in our target assets.
•Commercial real estate-related investments that are secured, directly or indirectly, by real property are subject to delinquency, foreclosure and loss, which could result in losses to us.
Risks Related to Conflicts of Interest
•Our manager and its affiliates face conflicts of interest caused by their compensation arrangements with us, including significant compensation that may be required to be paid to our manager if our manager is terminated.
•Our officers, certain of our directors and our manager, including its personnel and officers, face conflicts of interest related to the positions they hold with affiliated and unaffiliated entities.
Risks Related to Our Corporate Structure
•Our stockholders’ interest in us will be diluted if we issue additional shares.
•The limit on the percentage of shares of our common stock that any person may own may discourage a takeover or business combination that may benefit our stockholders.
General Risks Related to Real Estate Assets
•Adverse economic, regulatory and geographic conditions that have an impact on the real estate market in general may prevent us from being profitable or from realizing growth in the value of our real estate properties, and could have a significant negative impact on us.

•We are primarily dependent on single-tenant leases for our revenue and, accordingly, if we are unable to renew leases, lease vacant space, including vacant space resulting from tenant defaults, or re-lease space as leases expire on favorable terms or at all, our financial condition could be adversely affected.
•We have assumed, and in the future may assume, liabilities in connection with our property acquisitions, including unknown liabilities.
•Pandemics or other health crises, such as the outbreak of COVID-19, may adversely affect our business and/or operations, our tenants’ financial condition and the profitability of our properties.
Risks Related to the Mergers
•We may be unable to achieve any cost synergies anticipated to result from the Mergers.
•The Mergers may be dilutive to net income for our stockholders.
•The market value ascribed to the shares of common stock of the other parties to the Mergers upon a liquidity event may be significantly lower than the estimated per share NAV of our common stock considered by our Board in approving and recommending the Mergers.
Risks Associated with Debt Financing
•We have incurred mortgage indebtedness and other borrowings, which may increase our business risks, hinder our ability to make distributions, and decrease the value of our stockholders’ investment.
•Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.
Risks Associated with Real-Estate Related Assets
•Investing in mortgage, bridge or mezzanine loans could adversely affect our return on our loan investments.
•We are subject to risks relating to real-estate related securities, including CMBS.
U.S. Federal Income and Other Tax Risks
•Failure to maintain our qualification as a REIT for U.S. federal income tax purposes would adversely affect our operations and our ability to make distributions.
•Dividends payable by REITs generally do not qualify for reduced tax rates available for some dividends.
•To maintain our qualification as a REIT, we must meet annual distribution requirements, which may force us to forego otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall returns.
Risks Related to Our Business
We currently have not identified all of the credit investments, properties or other real estate-related assets we intend to purchase. For this and other reasons, an investment in our shares is speculative.
We currently have not identified all of the credit investments, properties or other real estate-related assets that we may purchase. We have established policies relating to the types of assets we will acquire and the creditworthiness of tenants of our properties or other investment opportunities, but our manager has wide discretion in implementing these policies, subject to the oversight of our Board. Additionally, our manager has discretion to determine the location, number and size of our investments and the percentage of net proceeds we may dedicate to a single investment. As a result, you will not be able to evaluate the economic merit of our future investments until after such investments have been made. Therefore, an investment in our shares is speculative.
Our stockholders should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that, like us, have not identified all credit investments, properties or real estate-related assets that they intend to purchase. To be successful in this market, we and our manager must, among other things:
•identify and make investments that further our investment objectives;
•rely on our manager and its affiliates to attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;
•respond to competition for our targeted credit investments, real estate and other assets;

•rely on our manager and its affiliates to continue to build and expand our operations structure to support our business; and
•be continuously aware of, and interpret, marketing trends and conditions.
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
There is no public market for our common stock and there may never be one. In addition, we do not have a fixed date or method for providing stockholders with liquidity. We expect that our Board will make that determination in the future based, in part, upon advice from our manager. If our stockholders are able to find a buyer for their shares, our stockholders will likely have to sell them at a substantial discount to their purchase price. It also is likely that our stockholders’ shares would not be accepted as the primary collateral for a loan. Therefore, shares of our common stock should be considered illiquid and a long-term investment, and our stockholders must be prepared to hold their shares of our common stock for an indefinite length of time.
Our stockholders will be limited in their ability to sell their shares pursuant to our share redemption program and may have to hold their shares for an indefinite period of time.
Our share redemption program allows our stockholders to sell shares of our common stock to us in limited circumstances, subject to numerous restrictions. Subject to funds being available, we will generally limit the number of shares redeemed pursuant to our share redemption program to no more than 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemption is being paid. In addition, we intend to limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter, and funding for redemptions for each quarter generally will be limited to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. During the
17 quarters immediately preceding suspension of the share redemption program, quarterly redemptions were honored on a pro rata basis, as requests for redemption exceeded the quarterly redemption limits described above. The Board may amend the terms of, suspend, or terminate our share redemption program without stockholder approval at any time if it believes that such action is in the best interest of our stockholders, and our management may reject any request for redemption. These restrictions severely limit our stockholders’ ability to sell their shares should they require liquidity, and limit our stockholders’ ability to recover the amount they invested or the fair market value of their shares.
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

As a result, there can be no assurance that:
•stockholders will be able to realize the estimated per share NAV upon attempting to sell their shares; or
•the Company will be able to achieve, for its stockholders, the estimated per share NAV upon a listing of the Company’s shares of common stock on a national securities exchange, a merger of the Company, or a sale of the Company’s portfolio.
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
The Board last established an updated estimated per share NAV of the Company's shares as of June 30, 2020 on August 14, 2020.
We may be unable to pay or maintain cash distributions or increase distributions over time.
There are many factors that can affect the availability and timing of cash distributions to our stockholders. Distributions are based primarily on cash flows from operations. The amount of cash available for distributions is affected by many factors, such as the performance of our manager in selecting investments for us to make, selecting tenants for our properties and securing financing arrangements, our ability to make investments, the amount of income we receive from our investments, and our operating expense levels, as well as many other variables. We may not always be in a position to pay distributions to our stockholders and any distributions we do make may not increase over time. In addition, our actual results may differ significantly from the assumptions used by our Board in establishing the distribution rate to our stockholders. There also is a risk that we may not have sufficient cash flows from operations to fund distributions required to maintain our REIT status.
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
Because the amount we pay in distributions may exceed our earnings and our cash flows from operations, distributions may not reflect the current performance of our properties or our current operating cash flows. To the extent distributions exceed cash flows from operations, distributions may be treated as a return of our stockholders’ investment and could reduce their basis in our common stock. A reduction in a stockholder’s basis in our common stock could result in the stockholder recognizing more gain upon the disposition of his or her shares, which, in turn, could result in greater taxable income to such stockholder. For more information regarding the sources of distributions for the years ended December 31, 2020 and 2019, see Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.
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
We have experienced net losses in the past (calculated in accordance with GAAP, and we may not be profitable or realize growth in the value of our assets. Many of our losses can be attributed to start-up costs, general and administrative expenses, depreciation and amortization, as well as acquisition expenses incurred in connection with purchasing properties or making other investments. Our ability to sustain profitability is uncertain and depends on the demand for, and value of, our portfolio of properties. For a further discussion of our operational history and the factors affecting our losses, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K and our accompanying consolidated financial statements and notes thereto.
It may be difficult to accurately reflect material events that may impact the estimated per share NAV between valuations and, accordingly, we may issue shares in our DRIP or repurchase shares at too high or too low a price.
Our independent valuation firm calculated estimates of the market value of our principal real estate and real estate-related assets, and our Board determines the net value of our real estate and real estate-related assets and liabilities taking into consideration such estimate provided by the independent valuation firm. The Board is ultimately responsible for determining the estimated per share NAV. Since our Board will determine our estimated per share NAV at least annually, there may be changes in the value of our properties that are not fully reflected in the most recent estimated per share NAV. As a result, the published estimated per share NAV may not fully reflect changes in value that may have occurred since the prior valuation.
Furthermore, our manager will monitor our portfolio, but it may be difficult to reflect changing market conditions or material events that may impact the value of our portfolio between valuations, or to obtain timely or complete information regarding any such events. Therefore, the estimated per share NAV published before the announcement of an extraordinary event may differ significantly from our actual per share NAV until such time as sufficient information is available and analyzed, the financial impact is fully evaluated, and the appropriate adjustment is made to our estimated per share NAV, as determined by our Board. Any resulting disparity may be to the detriment of a purchaser of our shares or a stockholder selling shares pursuant to our share redemption program. The Board last established an updated estimated per share NAV of the Company's shares as of June 30, 2020 on August 14, 2020.
Our future success depends to a significant degree upon certain key personnel of our manager. If our manager loses or is unable to attract and retain key personnel, our ability to achieve our investment objectives could be delayed or hindered, which could adversely affect our ability to pay distributions to our stockholders and the value of their investment.
Our success depends to a significant degree upon the contributions of certain executive officers and other key personnel of CCO Group and our manager. We cannot guarantee that all of these key personnel, or any particular person, will remain affiliated with us, CCO Group and/or our manager. If any of our key personnel were to cease their affiliation with our manager, our operating results could suffer. We believe that our future success depends, in large part, upon our manager’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure our stockholders that CCO Group or our manager will be successful in attracting and retaining such skilled personnel. If our manager loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investment may decline.
If we seek to internalize our management functions in connection with a listing of our shares of common stock on an exchange or other liquidity event, our stockholders’ interest in us could be diluted, and we could incur other significant costs associated with being self-managed.
In the future, we may undertake a listing of our common stock on an exchange or other liquidity event that may involve internalizing our management functions. If our Board determines that it is in our best interest to internalize our management functions, we may negotiate to acquire our manager’s assets and personnel. At this time, we cannot be sure of the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our common stock. The payment of such consideration could result in dilution of our stockholders’ interests as a stockholder and could reduce the net income per share attributable to their investment.
Internalization transactions involving the acquisition of advisors affiliated with entity sponsors have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims, which would reduce the amount of funds available to operate our business and to pay distributions.
In addition, while we would no longer bear the costs of the various fees and expenses we expect to pay to our manager under the Management Agreement, our direct expenses would include general and administrative costs, including legal, accounting, and other expenses related to corporate governance, including SEC reporting and compliance. We would also incur the compensation and benefits costs of our officers and other employees and consultants that we now expect will be paid by our manager or its affiliates. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our manager, our net income per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares.
If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity and we may fail to properly identify the appropriate mix of personnel and capital needed to operate as a stand-alone entity. Additionally, upon any internalization of our manager, certain key personnel may not remain with our manager, but will instead remain employees of CCO Group.
Our participation in a co-ownership arrangement may subject us to risks that otherwise may not be present in other real estate assets.
We may enter into co-ownership arrangements with respect to a portion of the properties we acquire. Co-ownership arrangements involve risks generally not otherwise present with an investment in other real estate assets, such as the following:
•the risk that a co-owner may at any time have economic or business interests or goals that are or become inconsistent with our business interests or goals;
•the risk that a co-owner may be in a position to take action contrary to our instructions or requests or contrary to our policies, objectives or status as a REIT;
•the possibility that an individual co-owner might become insolvent or bankrupt, or otherwise default under the applicable mortgage loan financing documents, which may constitute an event of default under all of the applicable mortgage loan financing documents, result in a foreclosure and the loss of all or a substantial portion of the investment made by the co-owner, or allow the bankruptcy court to reject the agreements entered into by the co-owners owning interests in the property;
•the possibility that a co-owner might not have adequate liquid assets to make cash advances that may be required in order to fund operations, maintenance and other expenses related to the property, which could result in the loss of current or prospective tenants and may otherwise adversely affect the operation and maintenance of the property, and could cause a default under the applicable mortgage loan financing documents and may result in late charges, penalties and interest, and may lead to the exercise of foreclosure and other remedies by the lender;
•the risk that a co-owner could breach agreements related to the property, which may cause a default under, and possibly result in personal liability in connection with, any mortgage loan financing documents applicable to the property, violate applicable securities laws, result in a foreclosure or otherwise adversely affect the property and the co-ownership arrangement;
•the risk that we could have limited control and rights, with management decisions made entirely by a third party; and
•the possibility that we will not have the right to sell the property at a time that otherwise could result in the property being sold for its maximum value.
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
As of December 31, 2020, we have acquired and originated eight mezzanine loans with a net book value of $89.4 million. Subsequent to December 31, 2020, we completed foreclosure proceedings to take control of the condominium properties securing these loans. We may continue to invest in mezzanine loans, which sometimes take the form of subordinated loans secured by second mortgages on the underlying property or more commonly take the form of loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. These types of assets involve a higher degree of risk than long‑term senior mortgage lending secured by income‑producing real property because the loan may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan‑to‑value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Significant losses related to our mezzanine loans would result in operating losses for us and may limit our ability to make distributions to our stockholders.
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
Our control over certain loans and investments may be limited.
Our ability to manage our portfolio of loans and investments may be limited by the form in which they are made. In certain situations, we:
•acquire investments subject to rights of senior classes, special servicers or collateral managers under intercreditor, servicing agreements or securitization documents;
•pledge our investments as collateral for financing arrangements;
•acquire only a minority and/or a non-controlling participation in an underlying investment;
•co-invest with others through partnerships, joint ventures or other entities, thereby acquiring non-controlling interests; or
•rely on independent third party management or servicing with respect to the management of an asset.
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
•tenant mix and tenant bankruptcies;
•success of tenant businesses;
•property management decisions, including with respect to capital improvements, particularly in older building structures;
•property location and condition;
•competition from other properties offering the same or similar services;
•changes in laws that increase operating expenses or limit rents that may be charged;
•any liabilities relating to environmental matters at the property;
•changes in global, national, regional, or local economic conditions and/or specific industry segments;
•global trade disruption, significant introductions of trade barriers and bilateral trade frictions;
•declines in global, national, regional or local real estate values;
•declines in global, national, regional or local rental or occupancy rates;
•changes in interest rates, foreign exchange rates, and in the state of the credit and securitization markets and the debt and equity capital markets, including diminished availability or lack of debt financing for commercial real estate;
•changes in real estate tax rates, tax credits and other operating expenses;
•changes in governmental rules, regulations and fiscal policies, including income tax regulations and environmental legislation;
•acts of God, terrorism, social unrest and civil disturbances, which may decrease the availability of or increase the cost of insurance or result in uninsured losses; and
•adverse changes in zoning laws.
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

In addition, we may continue to invest in CMBS as part of our investment strategy. Subordinate interests such as CMBS and similar structured finance investments generally are not actively traded and are relatively illiquid investments. Volatility in CMBS trading markets may cause the value of these investments to decline. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral value is available to satisfy interest and principal payments and any other fees in connection with the trust or other conduit arrangement for such securities, we may incur significant losses.
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
Risks Related to Conflicts of Interest
We are subject to conflicts of interest arising out of our relationships with our manager and its affiliates, including the material conflicts discussed below. The “Conflicts of Interest” section of Part I, Item 1 of this Annual Report on Form 10-K provides a more detailed discussion of the conflicts of interest between us and our manager and its affiliates, and our policies to reduce or eliminate certain potential conflicts.
Our manager and its affiliates face conflicts of interest caused by their compensation arrangements with us, including significant compensation that may be required to be paid to our manager if our manager is terminated, which could result in actions that are not in the long-term best interests of our stockholders.
Our manager and its affiliates are entitled to substantial fees from us under the terms of the Management Agreement. These fees could influence the judgment of our manager and its affiliates in performing services for us. Among other matters, these compensation arrangements could affect their judgment with respect to:
•the continuation, renewal or enforcement of our agreements with our manager and its affiliates, including the Management Agreement;
•property acquisitions from other real estate programs sponsored or operated by CCO Group, which might entitle affiliates of our manager to real estate commissions and possible success-based sale fees in connection with its services for the seller;
•property acquisitions from third parties, which entitle our manager to advisory fees;
•property or asset dispositions, which may entitle our manager or its affiliates to disposition fees;
•borrowings to acquire properties, which borrowings will increase the acquisition and advisory fees payable to our manager; and
•how and when to recommend to our Board a proposed strategy to provide our stockholders with liquidity, which proposed strategy, if implemented, could entitle our manager to the payment of significant fees.
Our Investment Advisor has engaged its sub-advisor to select and manage our investment securities. Our Investment Advisor relies on the performance of its sub-advisor in implementing the investment securities portion of our investment strategy.
Our Investment Advisor has engaged its sub-advisor to select investment securities pursuant to a sub-advisory agreement between our Investment Advisor and its sub-advisor. The sub-advisor has, and will continue to have substantial discretion, within our investment guidelines, to make decisions related to the acquisition, management and disposition of our investment securities. If the sub-advisor does not succeed in implementing the investment securities portion of our investment strategy, our performance will suffer. In addition, even though our Investment Advisor has the ability to terminate the sub-advisor at any time, it may be difficult and costly to terminate and replace the sub-advisor.
We do not have a direct contractual relationship with the sub-advisor. Therefore, it may be difficult for us to take enforcement action against the sub-advisor if its actions, performance or non-performance do not comply with the agreement.
We are not a party to the agreement with the sub-advisor pursuant to which the sub-advisor selects investment securities. Therefore, we are dependent upon our Investment Advisor to manage and monitor the sub-advisor effectively. The sub-advisor may take actions that are not in our best interest, which could cause our performance to suffer, and as we are not a party to the agreement with the sub-advisor, we are limited in our ability to enforce that agreement.

Our manager faces conflicts of interest relating to the incentive fee structure under our Management Agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.
Pursuant to the terms of our Management Agreement, our manager is entitled to incentive compensation that is structured in a manner intended to provide incentives to our manager to perform in our best interests and in the best interests of our stockholders. However, because our manager does not maintain a significant equity interest in us and is entitled to receive certain fees regardless of performance, our manager’s interests are not wholly aligned with those of our stockholders. Furthermore, our manager could be motivated to recommend riskier or more speculative acquisitions in order for us to generate the specified levels of performance or sales proceeds that would entitle our manager to performance-based fees. In addition, our manager will have substantial influence with respect to how and when our Board elects to provide liquidity to our stockholders, and these performance-based fees could influence our manager’s recommendations to us in this regard. Our manager also has the right to terminate the Management Agreement upon 60 days’ written notice without cause or penalty which, under certain circumstances, could result in our manager earning a performance fee. This could have the effect of delaying, deferring or preventing a change of control.
Other real estate programs sponsored by CCO Group, as well as CIM and certain of its affiliates, use investment strategies that are similar to ours; therefore, our executive officers and the officers and key personnel of our manager and its affiliates may face conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor.
CIM Income NAV and CIM and its affiliates may have investment objectives, strategy and criteria, including targeted asset types, substantially similar to ours. As a result, we may be seeking to acquire properties and real estate-related assets, including mortgage loans, at the same time as CIM or its affiliates, or one or more of the other real estate programs sponsored by CCO Group or its affiliates. Certain of our executive officers and certain officers of our manager also are executive officers of CIM or its affiliates and other programs sponsored by CCO Group or its affiliates, the general partners of other private investment programs sponsored by CCO Group or its affiliates and/or the advisors or fiduciaries of other real estate programs sponsored by CCO Group or its affiliates. Accordingly, there is a risk that the allocation of acquisition opportunities may result in our acquiring a property that provides lower returns to us than a property purchased by another real estate program sponsored by CCO Group or its affiliates.
In addition, we have acquired, and may continue to acquire, properties in geographic areas where CIM or its affiliates or other real estate programs sponsored by CCO Group or its affiliates, own properties. If one of these other real estate programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant.
Our officers, certain of our directors and our manager, including its key personnel and officers, face conflicts of interest related to the positions they hold with affiliated and unaffiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns to our stockholders.
Richard S. Ressler, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM and is an officer or director of certain of its affiliates including CMFT Management, is the chairman of the board, chief executive officer and president of CIM Income NAV. One of our directors, Avraham Shemesh, who is also a founder and principal of CIM and is an officer or director of certain of its affiliates including CMFT Management, serves as a director of CIM Income NAV. One of our directors, Elaine Y. Wong, who is also a principal of CIM, serves as a director of CIM Income NAV. One of our independent directors, W. Brian Kretzmer, also serves as a director of CIM Income NAV. Our chief financial officer and treasurer, Nathan D. DeBacker, who is also an officer of other real estate programs sponsored by CCO Group, is a vice president of CMFT Management and is an officer of certain of its affiliates. In addition, affiliates of CMFT Management act as an advisor to CIM Income NAV. CIM Income NAV, which primarily focuses on the acquisition and management of commercial properties in the retail, office and industrial sectors subject to long-term net leases to creditworthy tenants and has acquired or may acquire assets similar to ours.
Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new acquisition opportunities, management time and operational expertise among us and the other entities, (2) our purchase of properties from, or sale of properties to, affiliated entities, (3) the timing and terms of the acquisition or sale of an asset, (4) development of our properties by affiliates, (5) investments with affiliates of our manager, (6) compensation to our manager and its affiliates, and (7) our relationship with, and compensation to, our dealer manager. Even if these persons do not violate their duties to us and our stockholders, they will have competing demands on their time and resources and may have conflicts of interest in allocating their time and resources among us and these other entities and persons. Should such persons devote insufficient time or resources to our business, returns on our investments may suffer.
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
We may acquire assets and borrow funds from affiliates of our manager, and sell or lease our assets to affiliates of our manager, and any such transaction could result in conflicts of interest.
We are permitted to acquire properties from affiliates of our manager, provided that, pursuant to the Management Agreement, our manager shall not consummate on our behalf any transaction that involves the sale of any real estate or real-estate related asset to, or the acquisition of any such asset from, our manager or its affiliates, including CIM, and any funds managed by CIM or its affiliates, unless such transaction is on terms no less favorable to the us than could have been obtained on an arm's length basis from an unrelated third party and has been approved in advance by a majority of our independent directors. In the event that we acquire a property from an affiliate of our manager, we may be foregoing an opportunity to acquire a different property that might be more advantageous to us. In addition, we are permitted to borrow funds from affiliates of our manager, including our sponsor, and to sell and lease our assets to affiliates of our manager, and we have not established a policy that specifically addresses how we will determine the sale or lease price in any such transaction. Any such borrowings, sale or lease transaction must be approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction as being fair and reasonable to us. To the extent that we acquire any properties from affiliates of our manager, borrow funds from affiliates of our manager or sell or lease our assets to affiliates of our manager, such transactions could result in a conflict of interest.
Our manager faces conflicts of interest relating to joint ventures or other co-ownership arrangements that we may enter into with CIM or its affiliates, or another real estate program sponsored or operated by CCO Group, which could result in a disproportionate benefit to CIM or its affiliates, or another real estate program sponsored by CCO Group.
We may enter into joint ventures or co-ownership arrangements (including co-investment transactions) with CIM or its affiliates, or another real estate program sponsored or operated by CCO Group for the acquisition, development or improvement of properties, as well as the acquisition of real estate-related assets. Since one or more of the officers of our manager are officers of CIM or its affiliates, including CCO Group and/or the advisors to other real estate programs sponsored by CCO Group, our manager may face conflicts of interest in determining which real estate program should enter into any particular joint venture or co-ownership arrangement. These persons also may have a conflict in structuring the terms of the relationship between us and any affiliated co-venturer or co-owner, as well as conflicts of interests in managing the joint venture, which may result in the co-venturer or co-owner receiving benefits greater than the benefits that we receive.
In the event we enter into joint venture or other co-ownership arrangements with CIM or its affiliates, or another real estate program sponsored by CCO Group, our manager and its affiliates may have a conflict of interest when determining when and whether to buy or sell a particular property, or to make or dispose of another real estate-related asset. In addition, if we become listed for trading on a national securities exchange, we may develop more divergent goals and objectives from any affiliated co-venturer or co-owner that is not listed for trading. In the event we enter into a joint venture or other co-ownership arrangement with another real estate program sponsored by CIM or its affiliates, or another real estate investment program sponsored by CCO Group that has a term shorter than ours, the joint venture may be required to sell its properties earlier than we may desire to sell the properties. Even if the terms of any joint venture or other co-ownership agreement between us and CIM or its affiliates, or another real estate program sponsored by CCO Group grants us the right of first refusal to buy such properties, we may not have sufficient funds or borrowing capacity to exercise our right of first refusal under these circumstances. We have adopted certain procedures for dealing with potential conflicts of interest as further described in Part I, Item 1. Business — Conflicts of Interest in this Annual Report on Form 10-K.
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
Risks Related to Our Corporate Structure
Our charter permits our Board to authorize the issuance of stock with terms that may subordinate the rights of common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.
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
Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:
•any person who beneficially owns, directly or indirectly, 10% or more of the voting power of the corporation’s outstanding voting stock; or
•an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding stock of the corporation.
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
After the five-year prohibition, any such business combination between the Maryland corporation and an interested stockholder generally must be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:
•80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation; and
•two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.
These super-majority vote requirements do not apply if the corporation’s stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The business combination statute permits various exemptions from its provisions, including business combinations that are exempted by our Board prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our Board has exempted any business combination involving our manager or any affiliate of our manager. As a result, our manager and any affiliate of our manager may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the super-majority vote requirements and the other provisions of the statute. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

Maryland law also limits the ability of a third party to buy a large percentage of our outstanding shares and exercise voting control in electing directors.
Under its Control Share Acquisition Act, Maryland law also provides that a holder of “control shares” of a Maryland corporation acquired in a “control share acquisition” has no voting rights with respect to such shares except to the extent approved by the corporation’s disinterested stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by interested stockholders, that is, by the acquirer, or officers of the corporation or employees of the corporation who are directors of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock that would entitle the acquirer, except solely by virtue of a revocable proxy, to exercise voting control in electing directors within specified ranges of voting control. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A “control share acquisition” means the acquisition of control shares. The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction or (b) to acquisitions approved or exempted by the charter or bylaws of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any acquisition of shares of our stock by CCO Group, LLC or any affiliate of CCO Group, LLC. This provision may be amended or eliminated at any time in the future. If this provision were amended or eliminated, this statute could have the effect of discouraging offers from third parties to acquire us and increasing the difficulty of successfully completing this type of offer by anyone other than our manager or any of its affiliates.
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
We intend to conduct our operations, and the operations of our operating partnership and any other subsidiaries, so that no such entity meets the definition of an “investment company” under Section 3(a)(1) of the Investment Company Act. Under the Investment Company Act, in relevant part, a company is an “investment company” if:
•pursuant to Section 3(a)(1)(A), it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or
•pursuant to Section 3(a)(1)(C), it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the 40% test). “Investment securities” exclude U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.
We intend to monitor our operations and our assets on an ongoing basis in order to ensure that neither we, nor any of our subsidiaries, meet the definition of “investment company” under Section 3(a)(1) of the Investment Company Act. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:
•limitations on capital structure;
•restrictions on specified investments;
•prohibitions on transactions with affiliates;
•compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations; and
•potentially, compliance with daily valuation requirements.
In order for us to not meet the definition of an “investment company” and avoid regulation under the Investment Company Act, we must engage primarily in the business of buying real estate. To avoid meeting the definition of an “investment company” under Section 3(a)(1) of the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. Similarly, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. Accordingly, our Board may not be able to change our investment policies as it may deem appropriate if such change would cause us to meet the definition of an “investment company.” In addition, a change in the value of any of our assets could negatively affect our ability to avoid being required to register as an investment company. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.
The Board may change certain of our policies without stockholder approval, which could alter the nature of our stockholders’ investment. If our stockholders do not agree with the decisions of our Board, they only have limited control over changes in our policies and operations and may not be able to change such policies and operations.
The Board determines our major policies, including our policies regarding investments, financing, growth, debt capitalization, REIT qualification and distributions. The Board may amend or revise these and other policies without a vote of our stockholders. As a result, the nature of our stockholders’ investment could change without their consent. Under the MGCL and our charter, our stockholders generally have a right to vote only on the following:
•the election or removal of directors;
•an amendment of our charter, except that our Board may amend our charter without stockholder approval to increase or decrease the aggregate number of our shares or the number of our shares of any class or series that we have the authority to issue, to change our name, to change the name or other designation or the par value of any class or series of our stock and the aggregate par value of our stock or to effect certain reverse stock splits; provided, however, that any such amendment does not adversely affect the rights, preferences and privileges of the stockholders;
•our dissolution; and
•a merger or consolidation, a statutory share exchange or the sale or other disposition of all or substantially all of our assets.
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
Our rights and the rights of our stockholders to recover claims against our officers, directors and our manager are limited, which could reduce our stockholders’ and our recovery against them if they cause us to incur losses.
The MGCL provides that a director has no liability in such capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter, in the case of our directors and officers, and the Management Agreement, in the case of our manager and its affiliates, require us, subject to certain exceptions, to indemnify and advance expenses to our directors, our officers, and our manager and its affiliates. Our charter permits us to provide such indemnification and advance for expenses to our employees and agents. Additionally, our charter limits, subject to certain exceptions, the liability of our directors and officers to us and our stockholders for monetary damages. Although our charter does not allow us to indemnify our directors or our manager and its affiliates for any liability or loss suffered by them or hold harmless our directors or our manager and its affiliates for any loss or liability suffered by us to a greater extent than permitted under Maryland law, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our manager and its affiliates, than might otherwise exist under common law, which could reduce our stockholders’ and our recovery against them. In addition, our manager is not required to retain cash to pay potential liabilities and it may not have sufficient cash available to pay liabilities if they arise. If our manager is held liable for a breach of its fiduciary duty to us, or a breach of its contractual obligations to us, we may not be able to collect the full amount of any claims we may have against our manager. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our manager in some cases, which would decrease the cash otherwise available for distribution to our stockholders.

Our stockholders’ interest in us will be diluted if we issue additional shares.
Our stockholders do not have preemptive rights to any shares issued by us in the future. Our charter authorizes 500,000,000 shares of stock, of which 490,000,000 shares are classified as common stock and 10,000,000 shares are classified as preferred stock. Subject to any limitations set forth under Maryland law, our Board may amend our charter from time to time to increase the number of authorized shares of stock, increase or decrease the number of shares of any class or series of stock that we have authority to issue, or classify or reclassify any unissued shares into other classes or series of stock without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our Board. Our stockholders will suffer dilution of their equity investment in us, in the event that we (1) reinstate and issue shares pursuant to our Secondary DRIP Offering, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of our common stock to our manager, its successors or assigns, in payment of an outstanding fee obligation as set forth under our Management Agreement or (5) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our operating partnership. In addition, the partnership agreement of our operating partnership contains provisions that would allow, under certain circumstances, other entities, including other real estate programs sponsored or operated by CCO Group, to merge into or cause the exchange or conversion of their interest in that entity for interests of our operating partnership. Because the limited partnership interests of our operating partnership may, in the discretion of our Board, be exchanged for shares of our common stock, any merger, exchange or conversion between our operating partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders.
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
The limit on the percentage of shares of our common stock that any person may own may discourage a takeover or business combination that may benefit our stockholders.
Our charter restricts the direct or indirect ownership by one person or entity to no more than 9.8% of the value of our then outstanding capital stock (which includes common stock and any preferred stock we may issue) and no more than 9.8% of the value or number of shares, whichever is more restrictive, of the then outstanding shares of our common stock unless exempted (prospectively or retroactively) by our Board. These restrictions may discourage a change of control of us and may deter individuals or entities from making tender offers for shares of our common stock on terms that might be financially attractive to stockholders or which may cause a change in our management. In addition to deterring potential transactions that may be favorable to our stockholders, these provisions may also decrease the ability of stockholders to sell their shares of our common stock.

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
Our operating results will be subject to risks generally incident to the ownership of real estate, including:
•changes in international, national or local economic or geographic conditions (including as a result of the outbreak of COVID-19 that began in the fourth quarter of 2019);
•changes in supply of or demand for similar or competing properties in an area;
•changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;
•the illiquidity of real estate assets generally;
•changes in tax, real estate, environmental and zoning laws; and
•periods of high interest rates and tight money supply.
The outbreak of COVID-19 that began in the fourth quarter of 2019 has led to an economic slowdown and recession in the United States. During periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases. The extent to which federal, state or local governmental authorities grant rent relief or other relief or enact amnesty programs applicable to our tenants in response to the COVID-19 outbreak will exacerbate the negative impacts that a slow down or recession will have on us. If we cannot operate our properties so as to meet our financial expectations, because of these or other risks, we may be prevented from being profitable or growing the values of our real estate properties, and our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions to our stockholders may be significantly negatively impacted.
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
As of December 31, 2020, we had derived approximately:
•11% of our 2020 annualized rental income from tenants in California; and
•12%, 11% and 10% of our 2020 annualized rental income from tenants in the sporting goods, home and garden and discount store industries, respectively.

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
•the values of our commercial properties could decrease below the amount paid for such assets;
•revenues from such properties could decrease due to low or no rental income during vacant periods, lower future rental rates and/or increase tenant improvement expenses or concessions;
•ownership costs could increase;
•revenues from such properties that secure loans could decrease, making it more difficult for us to meet our payment obligations; and/or
•the resale value of such properties could decline.
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
When tenants do not renew their leases or otherwise vacate their space, we are typically required to expend substantial funds for leasing commissions, tenant improvements and tenant refurbishments to the vacated space. In addition, although we expect that our leases with tenants will require tenants to pay routine property maintenance costs, we could be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops. The capital to fund these activities may come from cash flows from operations, borrowings, property sales or future equity offerings. However, these sources of funding may not be available on attractive terms or at all, and we may be required to defer necessary improvements to a property, which may cause that property to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased operating cash flows as a result of fewer potential tenants being attracted to the property. If this happens, our assets may generate lower cash flows or decline in value, or both.
Our properties may be subject to impairment charges.
We routinely evaluate our real estate assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, tenant performance and lease structure. For example, the early termination of, or default under, a lease by a tenant may lead to an impairment charge. Since our investment focus is on properties net leased to a single tenant, the financial failure of, or other default by, a single tenant under its lease may result in a significant impairment loss. If we determine that an impairment has occurred, we would be required to make a downward adjustment to the net carrying value of the property, which could have a material adverse effect on our results of operations in the period in which the impairment charge is recorded. Management has recorded an impairment charge related to certain properties in the year ended December 31, 2020, and may record future impairments based on actual results and changes in circumstances. Negative developments in the real estate market may cause management to reevaluate the business and macro-economic assumptions used in its impairment analysis. Changes in management’s assumptions based on actual results may have a material impact on the Company’s financial statements. See Note 3 — Fair Value Measurements to our consolidated financial statements for a discussion of our real estate impairment charge.
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
As of December 31, 2020, approximately 62.0% of our tenants were not rated or did not have an investment grade credit rating from a major ratings agency or were not affiliates of companies having an investment grade credit rating. Our properties with such tenants may have a greater risk of default and bankruptcy than properties leased exclusively to investment grade tenants. When we acquire properties where the tenant does not have a publicly available credit rating, we will use certain credit assessment tools as well as rely on our own estimates of the tenant’s credit rating which includes reviewing the tenant’s financial information (e.g., financial ratios, net worth, revenue, cash flows, leverage and liquidity, if applicable). If our ratings estimates are inaccurate, the default or bankruptcy risk for the subject tenant may be greater than anticipated. If our lender or a credit rating agency disagrees with our ratings estimates, we may not be able to obtain our desired level of leverage or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.
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
We are also subject to competition in the leasing of our properties. Many of our competitors own properties similar to ours in the same markets in which our properties are located. If one of our properties is nearing the end of the lease term or becomes vacant and our competitors (which could include funds sponsored by affiliates of our manager) offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge or to offer substantial rent concessions in order to retain tenants when such tenants’ leases expire or to attract new tenants.
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
The strength and profitability of our business depends on demand for and the value of our properties. Terrorist attacks, acts of war and public health crises (including the COVID-19 outbreak) may result in declining economic activity, which could harm the demand for and the value of our properties and may negatively affect our operations and our stockholders’ investments. We may acquire real estate assets located in areas that are susceptible to terrorist attacks or acts of war. These attacks may directly impact the value of our assets through damage, destruction, loss or increased security costs. Although we may obtain terrorism insurance, we may not be able to obtain sufficient coverage to fund any losses we may incur. Risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Further, certain losses resulting from these types of events are uninsurable or not insurable at reasonable costs.
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
The COVID-19 outbreak and the associated “shelter-in-place” or “stay-at-home” orders or other quarantine mandates or public health guidance issued by local, state or federal authorities has adversely affected a number of our tenants’ businesses. The extent to which the COVID-19 pandemic will impact our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the COVID-19 pandemic, the actions taken to contain the COVID-19 pandemic or mitigate its impact, and the direct and indirect economic effects of the COVID-19 pandemic and the related containment measures. Management is evaluating rent relief requests on a case-by-case basis and not all requests for rent relief may be granted. To the extent we grant additional requests for rent relief, either in the form of rent deferral or abatement, or to the extent our tenants default on their lease obligations, it may have a negative impact on our rental revenue and net income. Management will continue to monitor the impact to our business, financial condition, results of operations, cash flow, and occupancy. Accordingly, we cannot predict the significance, extent or duration of any adverse impact of the COVID-19 pandemic on our business, financial condition, results of operations or cash flows.
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
Our retail properties currently owned consist primarily of necessity retail properties and anchored shopping centers. Our retail performance therefore is generally linked to economic conditions in the market for retail space. The market for retail space could be adversely affected by any of the following:
•weakness in the national, regional and local economies, and declines in consumer confidence which could adversely impact consumer spending and retail sales and in turn tenant demand for space and could lead to increased store closings;
•changes in market rental rates;
•changes in demographics (including the number of households and average household income) surrounding our shopping centers;
•adverse financial conditions for anchored shopping centers and other retail, service, medical or restaurant tenants;
•continued consolidation in the retail and grocery sector;
•excess amount of retail space in our markets;
•reduction in the demand by tenants to occupy our shopping centers as a result of reduced consumer demand for certain retail formats;
•increase in e-commerce and alternative distribution channels may negatively affect out tenant sales or decrease the square footage our tenants require and could lead to margin pressure on our anchored shopping centers, which could lead to store closures;
•the impact of an increase in energy costs on consumers and its consequential effect on the number of shopping visits to our centers;
•a pandemic or other health crisis, such as the outbreak of COVID-19; and
•consequences of any armed conflict involving, or terrorist attack against, the United States.
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
Risks Related to the Mergers
The market value ascribed to the shares of common stock of the other parties to the Mergers upon a liquidity event may be significantly lower than the estimated per share NAV of our common stock considered by our Board in approving and recommending the Mergers.
In approving and recommending the Mergers, our Board considered, among other things, the most recent estimated per share NAV of our common stock and the common stock of the other parties to the Mergers as determined by our Board and the other parties’ respective boards of directors, with the assistance of their respective third-party valuation experts. The estimated per share NAV of our common stock has not been determined following the consummation of the Mergers. In the event that we complete a liquidity event now that the Mergers have closed, such as a listing of our shares on a national securities exchange, a merger in which our stockholders receive securities that are listed on a national securities exchange, or a sale of our company for cash, the market value of our shares upon consummation of such liquidity event may be significantly lower than the estimated value considered by our Board and the estimated per share NAV of the common stock of CCIT III or CCPT V that may be reflected on the account statements of our stockholders. For example, if our shares are listed on a national securities exchange, the trading price of the shares may be significantly lower than the most recent estimated per share NAV of our common stock of $7.31 as of June 30, 2020.
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
Our manager believes that utilizing borrowing is consistent with our investment objective of maximizing the return to stockholders. There is no limitation on the amount we may borrow against any individual property or other asset. This factor could limit the amount of cash we have available to distribute to our stockholders and could result in a decline in the value of our stockholders’ investment.
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
In order to maintain our qualification as a REIT under the Code, we are required, among other things, to distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. Because of this dividend requirement, we may not be able to fund from cash retained from operations all of our future capital needs, including capital needed to refinance maturing obligations or make new acquisitions.
The capital and credit markets have experienced extreme volatility and disruption as a result of the global outbreak of COVID-19. We believe that such volatility and disruption are likely to continue into the foreseeable future. Market volatility and disruption could hinder our ability to obtain new debt financing or refinance our maturing debt on favorable terms or at all or to raise debt and equity capital. Our access to capital will depend upon a number of factors, including:
•general market conditions;
•government action or regulation, including changes in tax law;
•the market’s perception of our future growth potential;
•the extent of investor interest;
•analyst reports about us and the REIT industry;
•the general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;
•our financial performance and that of our tenants;
•our current debt levels and changes in our credit ratings, if any;
•our current and expected future earnings; and
•our cash flows and cash distributions, including our ability to satisfy the dividend requirements applicable to REITs.
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
Additionally, if we incur additional indebtedness in connection with any future deployment of capital or development projects or for any other purpose, our debt service obligations could increase. We may need to refinance all or a portion of our indebtedness before maturity. Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things:
•our financial condition and market conditions at the time;
•restrictions in the agreements governing our indebtedness;
•general economic and capital market conditions;
•the availability of credit from banks or other lenders; and
•our results of operations.

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
In connection with providing us financing, a lender could impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. In general, our loan agreements restrict our ability to encumber or otherwise transfer our interest in the respective property without the prior consent of the lender. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace CMFT Management as our manager. These or other limitations imposed by a lender may adversely affect our flexibility and our ability to pay distributions on our common stock.
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
Changes in banks’ inter-bank lending rate reporting practices or the method pursuant to which the London Interbank Offered Rate (“LIBOR”) is determined may adversely affect the value of the financial obligations to be held or issued by us that are linked to LIBOR.
LIBOR and other indices which are deemed “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. Some of these reforms are already effective while others are still to be implemented. These reforms may cause such benchmarks to perform differently than in the past, or have other consequences which cannot be predicted. It currently appears that, over time, U.S. Dollar LIBOR may be replaced by the Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York. However, the manner and timing of this shift is currently unknown. Market participants are still considering how various types of financial instruments and securitization vehicles would react to a discontinuation of LIBOR. It is possible that not all of our assets and liabilities will transition away from LIBOR at the same time, and it is possible that not all of our assets and liabilities will transition to the same alternative reference rate, in each case increasing the difficulty of hedging. For example, switching existing financial instruments and hedging transactions from LIBOR to SOFR requires calculations of a spread. Industry organizations are attempting to structure the spread calculation in a manner that minimizes the possibility of value transfer between counterparties, borrowers, and lenders by virtue of the transition, but there is no assurance that the calculated spread will be fair and accurate or that all asset types and all types of securitization vehicles will use the same spread. The Company and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, and risk management. The process of transition involves operational risks. It is also possible that no transition will occur for many financial instruments. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the market for or value of any securities on which the interest or dividend is determined by reference to LIBOR, loans, derivatives and other financial obligations or on our overall financial condition or results of operations. More generally, any of the above changes or any other consequential changes to LIBOR or any other “benchmark” as a result of international, national or other proposals for reform or other initiatives, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have a material adverse effect on the value of and return on any securities based on or linked to a “benchmark.”

Risks Associated with Real Estate-Related Assets
Investing in mortgage, bridge or mezzanine loans could adversely affect our return on our loan investments.
We have invested, and may continue to invest, in mezzanine loans and may make or acquire mortgage or bridge loans, or participations in such loans, to the extent our manager determines that it is advantageous for us to do so. However, if we make or invest in mortgage, bridge or mezzanine loans, we will be at risk of defaults on those loans caused by many conditions beyond our control, including local and other economic conditions affecting real estate values and interest rate levels. If there are defaults under these loans, we may not be able to repossess and sell quickly any properties securing such loans. An action to foreclose on a property securing a loan is regulated by state statutes and regulations and is subject to many of the delays and expenses of any lawsuit brought in connection with the foreclosure if the defendant raises defenses or counterclaims. In the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the loan, which could reduce the value of our investment in the defaulted loan.
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
We are currently taxed as a REIT under the Code. Our ability to maintain our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Code. Future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT. If we fail to continue to qualify as a REIT for any taxable year, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for the acquisition of assets or distribution to our stockholders because of the additional tax liability. In addition, distributions to our stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If we lose our REIT status, we might be required to borrow funds or liquidate some assets in order to pay the applicable tax. Our failure to continue to qualify as a REIT would adversely affect the return on our stockholders’ investment.

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on our stockholders’ investment.
Our ability to dispose of a property during the first few years following its acquisition is restricted to a substantial extent as a result of our REIT status. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. Properties we own, directly or through any subsidiary entity, including CMFT OP, but generally excluding our taxable REIT subsidiaries, may, depending on how we conduct our operations, be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Under applicable provisions of the Code regarding prohibited transactions by REITs, we would be subject to a 100% tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or through any subsidiary entity, including CMFT OP, but generally excluding our taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business. Any taxes we pay would reduce our cash available for distribution to our stockholders. Our concern over paying the prohibited transactions tax may cause us to forgo disposition opportunities that would otherwise be advantageous if we were not a REIT. As of December 31, 2020, our dispositions were not subject to the prohibited transaction tax.
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
Income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates are generally subject to tax at preferential rates. Dividends payable by REITs, however, generally are not eligible for the preferential tax rates applicable to qualified dividend income (but under the Tax Cuts and Jobs Act, U.S. stockholders that are individuals, trusts and estates generally may deduct up to 20% of ordinary dividends from a REIT for taxable years beginning after December 31, 2017, and before January 1, 2026). Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, to the extent that the preferential rates continue to apply to regular corporate qualified dividends, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the shares of REITs.
We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability or reduce our operating flexibility.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure our stockholders that any such changes will not adversely affect our taxation and our ability to continue to qualify as a REIT, or the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that acquires real estate to elect to be treated for U.S. federal income tax purposes as a regular corporation. As a result, our charter provides our Board with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our Board has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.
In addition, the Tax Cuts and Jobs Act made significant changes to the U.S. federal income tax rules for taxation of individuals and businesses, generally effective for taxable years beginning after December 31, 2017, including a number of provisions of the Code that affect the taxation of REITs and their stockholders. Among the changes made by the Tax Cuts and Jobs Act are permanently reducing the generally applicable corporate tax rate, generally reducing the tax rate applicable to individuals and other noncorporate taxpayers for tax years beginning after December 31, 2017 and before January 1, 2026, eliminating or modifying certain previously allowed deductions (including substantially limiting interest deductibility and, for individuals, the deduction for non-business state and local taxes), and, for taxable years beginning after December 31, 2017 and before January 1, 2026, providing for preferential rates of taxation through a deduction of up to 20% (subject to certain limitations) on most ordinary REIT dividends and certain trade or business income of non-corporate taxpayers. The Tax Cuts and Jobs Act also imposes new limitations on the deduction of net operating losses and requires us to recognize income for tax purposes no later than when we take it into account on our financial statements, which may result in us having to make additional taxable distributions to our stockholders in order to comply with REIT distribution requirements or avoid taxes on retained income and gains. The Tax Cuts and Jobs Act also made numerous large and small changes to the tax rules that do not affect the REIT qualification rules directly but may otherwise affect us or our stockholders.
While the changes in the Tax Cuts and Jobs Act generally appear to be favorable with respect to REITs, the extensive changes to non-REIT provisions in the Code may have unanticipated effects on us or our stockholders.
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
Even if we maintain our status as a REIT, we may be subject to certain federal, state and local taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% excise tax. Additionally, if we are not able to make sufficient distributions to eliminate our REIT taxable income, we may be subject to tax as a corporation on our undistributed REIT taxable income. We may also decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of our operating partnership or at the level of the other entities through which we indirectly own our assets. Any federal, state or local taxes we pay will reduce our cash available for distribution to our stockholders.
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
If (1) we are a “pension-held REIT,” (2) a tax-exempt stockholder has incurred (or is deemed to have incurred) debt to purchase or hold shares of our common stock or (3) a holder of shares of our common stock is a certain type of tax-exempt stockholder, dividends on, and gains recognized on the sale of, shares by such tax-exempt stockholder may be subject to U.S. federal income tax as UBTI under the Code.
Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.
The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets or to offset certain other positions, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of one or both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a TRS generally will not provide any tax benefit, except for being carried forward against future taxable income of such TRS.
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
In order to continue to qualify as a REIT, five or fewer individuals, as defined in the Code, may not own, actually or constructively, more than 50% in value of our issued and outstanding shares of stock at any time during the last half of each taxable year, other than the first year for which a REIT election is made. Attribution rules in the Code determine if any individual or entity actually or constructively owns our shares of stock under this requirement. Additionally, at least 100 persons must beneficially own our shares of stock during at least 335 days of a taxable year for each taxable year, other than the first year for which a REIT election is made. To help ensure that we meet these tests, among other purposes, our charter restricts the acquisition and ownership of our shares of stock.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our Board, for so long as we continue to qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Code) more than 9.8% in value of the aggregate of our outstanding shares of stock and more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of our shares of stock. The Board, in its sole discretion and upon receipt of certain representations and undertakings, may exempt a person (prospectively or retrospectively) from the ownership limits. However, our Board may not, among other limitations, grant an exemption from these ownership restrictions to any proposed transferee whose ownership, direct or indirect, in excess of the 9.8% ownership limit would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if our Board determines that it is no longer in our best interest to continue to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to continue to so qualify as a REIT.
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
If a stockholder that is an employee benefit plan, individual retirement account (“IRA”), annuity described in Sections 403(a) or (b) of the Code, Archer Medical Savings Account, health savings account, Coverdell education savings account, or other arrangement that is subject to the Employee Retirement Income Securities Act (“ERISA”) or Section 4975 of the Code (referred to generally as “Benefit Plans and IRAs”) fails to meet the fiduciary and other standards under ERISA or the Code as a result of an investment in shares of our common stock, such stockholder could be subject to civil and criminal, if the failure is willful, penalties.
There are special considerations that apply to Benefit Plans and IRAs investing in shares of our common stock. Stockholders that are Benefit Plans and IRAs should consider:
•whether their investment is consistent with the applicable provisions of ERISA and the Code, or any other applicable governing authority in the case of a plan not subject to ERISA or the Code;
•whether their investment is made in accordance with the documents and instruments governing the Benefit Plan or IRA, including any investment policy;
•whether their investment satisfies the prudence, diversification and other requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA or any similar rule under other applicable laws or regulations;
•whether their investment will impair the liquidity needs, the minimum and other distribution requirements, or the tax withholding requirements that may be applicable to such Benefit Plan or IRA;
•whether their investment will constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Code or any similar rule under other applicable laws or regulations;
•whether their investment will produce or result in unrelated business taxable income, as defined in Sections 511 through 514 of the Code, to the Benefit Plan or IRA;
•whether their investment will impair the Benefit Plan’s or IRA’s need to value its assets annually (or more frequently) in accordance with ERISA, the Code and the applicable provisions of the Benefit Plan or IRA; and
•whether their investment will cause our assets to be treated as “plan assets” of the Benefit Plan or IRA.
Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA, the Code, or other applicable statutory or common law may result in the imposition of civil and criminal (if the violation is willful) penalties, and can subject the fiduciary to equitable remedies. In addition, if an investment in our common stock constitutes a prohibited transaction under ERISA or the Code, the “party-in-interest” (within the meaning of ERISA) or “disqualified person” (within the meaning of the Code) who authorized or directed the investment may have to compensate the plan for any losses the plan suffered as a result of the transaction or restore to the plan any profits made by such person as a result of the transaction, or may be subject to excise taxes with respect to the amount involved. In the case of a prohibited transaction involving an IRA, the IRA may be disqualified and all of the assets of the IRA may be deemed distributed and subject to tax.
In addition to considering their fiduciary responsibilities under ERISA and the prohibited transaction rules of ERISA and the Code, stockholders that are Benefit Plans and IRAs should consider the effect of the plan assets regulation, U.S. Department of Labor Regulation Section 2510.3-101, as modified by ERISA Section 3(42). To avoid our assets from being considered “plan assets” under the plan assets regulation, our Charter prohibits “benefit plan investors” from owning 25% or more of the shares of our common stock prior to the time that the common stock qualifies as a class of publicly-offered securities, within the meaning of the plan assets regulation. However, we cannot assure our stockholders that those provisions in our Charter will be effective in limiting benefit plan investors’ ownership to less than the 25% limit. For example, the limit could be unintentionally exceeded if a benefit plan investor misrepresents its status as a benefit plan investor. If our underlying assets were to be considered “plan assets” of a benefit plan investor subject to ERISA, (i) we would be an ERISA fiduciary and subject to certain fiduciary requirements of ERISA with which it would be difficult for us to comply and (ii) we could be restricted from entering into favorable transactions if the transaction, absent an exemption, would constitute a prohibited transaction under ERISA or the Code. Even if our assets are not considered to be “plan assets,” a prohibited transaction could occur if we or any of our affiliates is a fiduciary (within the meaning of ERISA) of a Benefit Plan or IRA stockholder.
Due to the complexity of these rules and the potential penalties that may be imposed, it is important that stockholders that are Benefit Plans and IRAs consult with their own advisors regarding the potential applicability of ERISA, the Code and any similar applicable law.
Specific rules apply to foreign, governmental and church plans.
As a general rule, certain employee benefit plans, including foreign pension plans, governmental plans established or maintained in the United States (as defined in Section 3(32) of ERISA), and certain church plans (as defined in Section 3(33) of ERISA), are not subject to ERISA’s requirements and are not “benefit plan investors” for purposes of investing in “plan assets” subject to ERISA’s requirements. Any such plan that is qualified and exempt from taxation under Sections 401(a) and 501(a) of the Code may nonetheless be subject to the prohibited transaction rules set forth in Section 503 of the Code and, under certain circumstances in the case of church plans, Section 4975 of the Code. Also, some foreign plans and governmental plans may be subject to foreign, state, or local laws which are, to a material extent, similar to the provisions of ERISA or Section 4975 of the Code. Each fiduciary of a plan subject to any such similar law should make its own determination as to the need for, and the availability of, any exemption relief.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
As of March 22, 2021, we had approximately 362.0 million shares of common stock outstanding, held by a total of 67,223 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., which serves as our registrar and transfer agent.
There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Unless and until our shares are listed on a national securities exchange, we do not expect that a public market for the shares will develop. Pursuant to the DRIP Offerings, we issue shares of our common stock at the most recently disclosed estimated per share NAV as determined by our Board. As of December 31, 2020, the most recent estimated per share NAV was $7.31 per share, which was established on August 14, 2020 using a valuation date of June 30, 2020.
To assist fiduciaries of tax-qualified pension, stock bonus or profit-sharing plans, employee benefit plans and annuities described in Section 403(a) or (b) of the Code or an individual retirement account or annuity described in Section 408 of the Code subject to the annual reporting requirements of ERISA and IRA trustees or custodians in preparation of reports relating to an investment in the shares, we will publicly disclose and provide reports, as requested, of the per share estimated value of our common stock to those fiduciaries who request such reports. Furthermore, in order for FINRA members and their associated persons to participate in the Offering, we are required pursuant to FINRA Rule 5110 to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, pursuant to FINRA Rule 2231, we are required to publish an updated estimated per share NAV on at least an annual basis. The Board will make decisions regarding the valuation methodology to be employed, who will perform valuations of our assets and the frequency of such valuations; provided, however, that the determination of the estimated per share NAV must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert and must be derived from a methodology that conforms to standard industry practice. The Board established an updated estimated per share NAV on August 14, 2020 of $7.31 per share using a valuation date of June 30, 2020, using a methodology that conformed to standard industry practice. However, as set forth above, there is no public trading market for the shares at this time and stockholders may not receive $7.31 per share if a market did exist. We have not made any adjustments to the valuation of our estimated per share NAV for the impact of other transactions occurring subsequent to August 14, 2020, including, but not limited to, our entry into the Merger Agreements on August 30, 2020 or the consummation of the Mergers on December 21, 2020.
In determining the estimated per share NAVs as of June 30, 2020, our Board considered information and analysis, including valuation materials that were provided by Duff & Phelps, LLC (“Duff & Phelps”), information provided by CMFT Management, and the estimated per share NAV recommendation made by the valuation, compensation and affiliate transactions committee of our Board, which committee is comprised of all of our independent directors. See our Current Reports on Form 8-K, filed with the SEC on and August 14, 2020, for additional information regarding Duff & Phelps and its valuation materials.
Share Redemption Program
The Board has adopted a share redemption program that enables our stockholders to sell their shares to us in limited circumstances, subject to the conditions and limitations described below.
Our common stock is currently not listed on a national securities exchange, and we will not seek to list our stock unless and until such time as our independent directors believe that the listing of our stock would be in the best interest of our stockholders. In order to provide stockholders with the benefit of interim liquidity, stockholders may present all, or a portion, of their shares consisting of at least the lesser of (1) 25% of the stockholder’s shares; or (2) a number of shares with an aggregate redemption price of at least $2,500, to us for redemption at any time in accordance with the procedures outlined below. At that time, we may, subject to the conditions and limitations described below, redeem the shares presented for redemption for cash to the extent that we have sufficient funds available to us to fund such redemption. We will not pay to our sponsor, our Board, or manager or its affiliates any fees to complete any transactions under our share redemption program.
The per share redemption price (other than for shares purchased pursuant to our DRIP and as provided below for redemptions due to a stockholder’s death) depends on the length of time the stockholder has held such shares as follows: after two years from the purchase date, 97.5% of the most recently determined estimated per share NAV; and after three years from the purchase date, 100% of the most recently determined estimated per share NAV. The redemption price for shares purchased pursuant to our DRIP will be 100% of the most recently determined estimated per share NAV. In each case, the redemption price will be adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock. The estimated per share NAV for purposes of our share redemption program as of December 31, 2020 was $7.31 per share, which estimated per share NAV was determined by our Board on August 14, 2020 using a valuation date of June 30, 2020. As a result of our Board’s determination of an updated estimated per share NAV of our shares of common stock on August 14, 2020, the estimated per share NAV of $7.31 as of June 30, 2020 will serve as the most recent estimated per share NAV for purposes of the share redemption program, effective August 14, 2020 until such time as the Board determines a new estimated per share NAV. We have not made any adjustments to the valuation of our estimated per share NAV for the impact of other transactions occurring subsequent to August 14, 2020, including, but not limited to, our entry into the Merger Agreements on August 30, 2020 or the consummation of the Mergers on December 21, 2020.
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
In order to manage the financial health of the Company, the Board approved and adopted an amended and restated share redemption program (the “Amended Share Redemption Program”) that, among other changes, provides that the Amended Share Redemption Program may be amended, suspended or terminated at any time by majority vote of the Board without prior notice if the Board believes such action is in the best interest of the Company and its stockholders. In connection with our entry into the Merger Agreements, on August 30, 2020, the Board approved the suspension of the Amended Share Redemption Program. On March 25, 2021, the Board approved the reinstatement of the share redemption program effective April 1, 2021. No shares were redeemed from our stockholders during the period in which the Amended Share Redemption Program was suspended. Additionally, we will be required to discontinue sales of shares under our Secondary DRIP Offering on the date we sell all of the shares registered for sale under the Secondary DRIP Offering, unless we register additional DRIP shares to be offered pursuant to an effective registration statement with the SEC and applicable states. Because the redemption of shares will be funded with the net proceeds we receive from the sale of shares under our Secondary DRIP Offering, net of shares redeemed to date, the discontinuance or termination of our Secondary DRIP Offering will adversely affect our ability to redeem shares under the Amended Share Redemption Program. We will notify our stockholders of such developments (1) in our next annual or quarterly report or (2) by means of a separate mailing, accompanied by disclosure in a current or periodic report under the Exchange Act.
During the year ended December 31, 2020, we received valid redemption requests under our Amended Share Redemption Program totaling approximately 48.3 million shares, of which we redeemed approximately 3.8 million shares as of December 31, 2020 for $28.5 million (at an average redemption price of $7.60 per share). The remaining redemption requests relating to approximately 44.5 million shares went unfulfilled. During the year ended December 31, 2019, we received valid redemption requests under our share redemption program totaling approximately 88.6 million shares, of which we redeemed approximately 7.2 million shares as of December 31, 2019 for $62.4 million (at an average redemption price of $8.65 per share) and approximately 2.3 million shares subsequent to December 31, 2019 for $19.5 million (at an average redemption price of $8.65 per share). The remaining redemption requests relating to approximately 79.1 million shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of our current Amended Share Redemption Program set forth above. We funded such redemptions with proceeds from our DRIP Offerings. During the years ended December 31, 2020 and 2019, we issued approximately 4.2 million and 9.3 million shares of common stock, respectively, under the DRIP Offerings, for proceeds of $34.2 million and $82.4 million, respectively, which were recorded as redeemable common stock on the consolidated balance sheets, net of any redemptions paid, prior to the suspension of the Amended Share Redemption Program on August 30, 2020.
In general, we redeem shares on a quarterly basis. However, as a result of the Board’s decision to suspend the Amended Share Redemption Program on August 30, 2020, we did not redeem any shares during the three-month period ended December 31, 2020.

See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Share Redemptions in this Annual Report on Form 10-K, and Note 14 — Stockholders’ Equity to our consolidated financial statements in this Annual Report on Form 10-K for additional share redemption information.

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
For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nondividend distributions. To the extent that we make a distribution in excess of our current or accumulated earnings and profits, the distribution will be a nontaxable return of capital, reducing the tax basis in each U.S. stockholder’s shares. In addition, the amount of distributions in excess of U.S. stockholders’ tax basis in their shares will be taxable as a capital gain realized from the sale of those shares. See Note 15 — Income Taxes to our consolidated financial statements in this Annual Report on Form 10-K for the character of the distributions paid during the years ended December 31, 2020, 2019 and 2018.
The following table shows the distributions declared on a per share basis during the years ended December 31, 2020, 2019 and 2018 (in thousands, except per share data):

Year Ending December 31,	Total Distributions Declared	Distributions Declared per Common Share

2020	$119,305	$0.38
2019	$194,463	$0.625
2018	$194,573	$0.625

ITEM 6.    SELECTED FINANCIAL DATA
Not applicable.
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our accompanying consolidated financial statements and notes thereto. See also the Cautionary Note Regarding Forward-Looking Statements section preceding Part I of this Annual Report on Form 10-K. For a comparison of the years ended December 31, 2019 and 2018, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Overview
We were formed on July 27, 2010, and we elected to be taxed, and currently qualify, as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2012. We commenced our principal operations on April 13, 2012, when we satisfied the conditions of our escrow agreement regarding the minimum offering and issued approximately 308,000 shares of our common stock. We have no paid employees and are externally managed by CMFT Management and, with respect to investments in securities, our Investment Advisor. CIM indirectly owns and/or controls CMFT Management; our dealer manager, CCO Capital; our property manager, CREI Advisors; and CCO Group.
We ceased issuing shares in our Offering on April 4, 2014 and in the Initial DRIP Offering effective as of June 30, 2016, but will continue to issue shares of common stock under the Secondary DRIP Offering until certain liquidity events occur, such as the listing of our shares, on a national securities exchange or the sale of our company, or the Secondary DRIP Offering is otherwise terminated by our Board. We suspended issuing shares of common stock under our Secondary DRIP Offering on August 30, 2020, in connection with our entry into the Merger Agreements. On March 25, 2021, the Board approved reinstating the DRIP effective April 1, 2021. We expect that property acquisitions in 2021 and future periods will be funded by proceeds from financing of the acquired properties, cash flows from operations and the strategic sale of properties and other asset acquisitions.
Our operating results and cash flows are primarily influenced by rental and other property income from our commercial properties, interest expense on our indebtedness and acquisition and operating expenses. As 94.1% of our rentable square feet was under lease, including any month-to-month agreements, as of December 31, 2020 with a weighted average remaining lease term of 8.8 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors, including due to circumstances related to COVID-19. Our manager regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, any available credit rating agency reports on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If CMFT Management identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
We have primarily acquired core commercial real estate assets principally consisting of retail properties located throughout the United States. As of December 31, 2020, we owned 516 properties, comprising 21.3 million rentable square feet of commercial space located in 45 states.
In April 2019, we announced our intention to pursue a more diversified investment strategy across the capital structure by balancing our existing portfolio of core commercial real estate assets with our future investments in a portfolio of commercial mortgage loans and other real estate-related credit investments, in which our sponsor and its affiliates have expertise, that we would originate, acquire, finance and manage.
As of December 31, 2020, our loan portfolio consisted of 206 loans with a net book value of $892.3 million. As of December 31, 2020, we had $41.0 million of unsettled broadly syndicated loan purchases included in cash and cash equivalents, and investments in real estate-related securities of $38.2 million.
Pursuant to our strategy, during the year ended December 31, 2020, we disposed of 30 properties, encompassing 1.7 million gross rentable square feet. We previously expected to sell a substantial portion of our anchored-shopping center portfolio and certain single-tenant properties within 24 months of December 31, 2019, subject to market conditions. In light of current market conditions brought on by the COVID-19 pandemic, we cannot provide assurance that these properties will be sold within such 24-month period. As a result, we placed 15 properties with a carrying value of $228.4 million that were previously classified as held for sale back in service as real estate assets in the consolidated balance sheets during the year ended December 31, 2020. As of December 31, 2020, our portfolio consisted of 455 retail properties, 56 anchored shopping centers, four industrial properties and one office property representing 34 industry sectors. See Note 4 — Real Estate Assets to the consolidated financial statements in this Annual Report on Form 10-K for a discussion of the disposition of individual properties during the year ended December 31, 2020.
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
During the year ended December 31, 2020, we provided lease concessions, either in the form of rental deferrals or abatements, to certain tenants in response to the impact of the COVID-19 pandemic. As of December 31, 2020, we granted total rent deferrals with an aggregate deferral amount of $6.2 million. Additionally, as of December 31, 2020, we granted rent abatements to tenants with an abatement amount of $4.1 million, which reduced revenues during the year ended December 31, 2020.
As of March 24, 2021, we have collected approximately 98% of rental payments billed to tenants during the three months ended December 31, 2020. There have been no significant changes in rent collections subsequent to December 31, 2020.
Additionally, COVID-19 has caused us to materially increase our provision for credit losses related to our mezzanine loans. During the year ended December 31, 2020, we recorded a $58.0 million net increase in our provision for credit losses related to our mezzanine loans. This provision for credit losses reflects, among other things, the macroeconomic impact of the COVID-19 pandemic on commercial real estate markets generally, as well as certain loans assessed for impairment in our portfolio. Further, this reserve is not reflective of what we expect our provision for credit losses to be absent the current and potential future impacts of the COVID-19 pandemic. If the adverse macroeconomic effects of the COVID-19 pandemic persist or worsen, we may further materially increase our provision for credit losses, which may have a material adverse effect on our business, financial condition, results of operations and ability to make distributions.

We are actively managing our response to the COVID-19 pandemic in collaboration with our tenants and business partners and are assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business. On April 20, 2020, our Board decided to make a determination as to the amount and timing of distributions on a monthly, instead of a quarterly, basis, and to value our assets for the purpose of updated the estimated per share NAV on a quarterly, rather than annual basis, until such time that we had greater visibility into the impact that the COVID-19 pandemic would have on our tenants’ ability to continue to pay rent on their leases on a timely basis or at all, the degree to which federal, state or local governmental authorities grant rent relief or other relief or amnesty programs applicable to our tenants, our ability to access the capital markets, and on the United States and worldwide financial markets and economy. Given the relative stability of the Company’s rent collections and the per share NAV for the quarters ended March 31, 2020 and June 30, 2020, the Board determined that it is in the best interests of the Company and its stockholders to cease incurring the additional costs associated with quarterly valuations and return to updating the Company’s per share NAV on an annual basis in accordance with its valuation policies. On March 25, 2021, the Board resumed declaring distributions on a quarterly basis by declaring a monthly per share distribution for the months of March, April, May and June. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Distributions for a further discussion of distributions declared.
Mergers
On December 21, 2020, we completed the Mergers pursuant to the Merger Agreements dated August 30, 2020, as amended, with CCIT III Merger Sub and CCPT V Merger Sub each surviving as a wholly owned subsidiary of ours. In accordance with the MGCL, the separate existence of CCIT III and CCPT V ceased. Through the Mergers, we acquired 146 properties with a total of 3.8 million square feet, all of which had an aggregate gross real estate value of approximately $763.0 million. The combined company after the Mergers retained the name “CIM Real Estate Finance Trust, Inc.” Each Merger qualified as a “reorganization” under, and within the meaning of, Section 368(a) of the Code.
Additionally, on August 30, 2020, we, along with Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”) and Thor II Merger Sub, LLC, a wholly owned subsidiary of ours (“CCIT II Merger Sub”), entered into an Agreement and Plan of Merger (the “CCIT II Merger Agreement”). Subject to the terms and conditions of the CCIT II Merger Agreement, CCIT II would have merged with and into CCIT II Merger Sub (the “CCIT II Merger”), with CCIT II Merger Sub surviving the CCIT II Merger, such that following the CCIT II Merger, the surviving entity would continue as a wholly owned subsidiary of ours.
On October 29, 2020, CCIT II terminated the CCIT II Merger Agreement pursuant to Sections 9.1(c)(ii) and 9.2 of the CCIT II Merger Agreement and entered into an agreement (the “Termination Notice”) with us reflecting such termination and pursuant to which, among other things, CCIT II paid the termination fee equal to $7.38 million to us in accordance with the CCIT II Merger Agreement, and agreed to pay to us the amount of our expenses up to $3.69 million, required to be paid pursuant to the terms of the CCIT II Merger Agreement (such amounts together, the “CCIT II Termination Payment”).
Operating Highlights and Key Performance Indicators
2020 Activity
•Completed the Mergers, which included the acquisition of 146 properties with an aggregate value of $763.0 million and the assumption of debt totaling $379.7 million.
•In addition to the property acquisitions related to the Mergers, we acquired four properties for an aggregate purchase price of $35.5 million.
•Invested $582.7 million in broadly syndicated loans and sold broadly syndicated loans for an aggregate gross sales price of $42.0 million.
•Received payment in full on one senior loan totaling $40.8 million.
•Disposed of 30 properties, consisting of 20 retail properties and 10 anchored shopping centers, for an aggregate sales price of $270.4 million.
•Entered into two repurchase agreements that provide up to $800.0 million to finance a portfolio of existing and future commercial real estate mortgage loans.
•Increased total debt by $303.3 million, from $1.6 billion to $2.1 billion.

Portfolio Information
The following table shows the carrying value of our portfolio by investment type as of December 31, 2020 and 2019:

	As of December 31,
	2020			2019
	Asset Count	Carrying Value		Asset Count	Carrying Value
Loan Held-For-Investment
Mezzanine loans	8	$147,475	3.5%	8	$146,060	4.7%
Senior loans	4	341,546	8.1%	3	152,820	4.9%
Broadly syndicated loans	194	473,603	11.3%	1	2,750	0.1%
Less: Allowance for credit losses		(70,358)	(1.7)%		—	—%
Total loans-held-for-investment and related receivable, net	206	892,266	21.2%	12	301,630	9.7%
Real Estate-Related Securities
CMBS	4	38,194	0.9%	—	—	—%
Real Estate
Total real estate assets and intangible lease liabilities, net	516	3,278,905	77.9%	396	2,800,709	90.3%
Total Investment Portfolio	726	$4,209,365	100.0%	408	$3,102,339	100.0%
The following table details overall statistics of our credit portfolio as of December 31, 2020 (dollar amounts in thousands):

	Mezzanine Loans (1) (2)	Senior Loans (1) (2)	Broadly Syndicated Loans	CMBS
Number of loans	8	4	194	4
Net book value	$89,437	$338,956	$463,873	$38,194
Weighted-average interest rate	14.1%	4.9%	3.8%	6.8%
Weighted-average maximum years to maturity	0.4	3.0	4.9	8.0
____________________________________
(1)    As of December 31, 2020, 100% of the our loans by principal balance earned a floating rate of interest, primarily indexed to U.S. dollar LIBOR.
(2)    Maximum maturity date assumes all extension options are exercised by the borrowers; however, our CRE loans may be repaid prior to such date.
Real Estate Portfolio Information
As of December 31, 2020, we owned 516 properties located in 45 states, the gross rentable square feet of which was 94.1% leased, including any month-to-month agreements, with a weighted average lease term remaining of 8.8 years. During the year ended December 31, 2020, we disposed of 30 properties, for an aggregate gross sales price of $270.4 million.
The following table shows the property statistics of our real estate assets as of December 31, 2020 and 2019:

	As of December 31,
	2020	2019
Number of commercial properties	516	396
Rentable square feet (in thousands) (1)	21,309	19,103
Percentage of rentable square feet leased	94.1%	94.6%
Percentage of investment-grade tenants (2)	38.0%	36.9%
____________________________________
(1)Includes square feet of buildings on land parcels subject to ground leases.
(2)Investment-grade tenants are those with a credit rating of BBB- or higher by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”) or a credit rating of Baa3 or higher by Moody’s Investor Service, Inc. (“Moody’s”). The ratings may reflect those assigned by Standard & Poor’s or Moody’s to the lease guarantor or the parent company, as applicable. The weighted average credit rating is weighted based on annualized rental income and is for only those tenants rated by Standard & Poor’s.
The following table summarizes our real estate acquisition activity during the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Commercial properties acquired	150	1
Purchase price of acquired properties (in thousands)	$798,500	$6,165
Rentable square feet (in thousands) (1)	3,945	6
____________________________________
(1)     Includes square feet of buildings on land parcels subject to ground leases.
The following table shows the tenant diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2020:

			2020	2020	Percentage of
	Total	Leased	Annualized	Annualized	2020
	Number	Square Feet	Rental Income	Rental Income	Annualized
Tenant	of Leases (1)	(in thousands) (2)	(in thousands)	per Square Foot (2)	Rental Income
Walgreens	37	544	$13,429	$24.69	5%
Lowe’s	15	1,899	13,270	6.99	5%
Academy Sports	7	2,016	12,311	6.11	5%
CVS	42	529	11,920	22.53	4%
United Oil	4	64	10,928	170.75	4%
L.A. Fitness	9	410	7,860	19.17	3%
PetSmart	28	485	7,745	15.97	3%
Home Depot	4	555	7,408	13.35	3%
Dick’s Sporting Goods	13	572	6,894	12.05	3%
Cabela’s	1	403	6,544	16.24	2%
Other	872	12,566	168,865	13.44	63%
	1,032	20,043	$267,174	$13.33	100%
____________________________________
(1)     Includes leases which are master lease agreements.
(2)     Includes square feet of the buildings on land parcels subject to ground leases.

The following table shows the tenant industry diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2020:

			2020	2020	Percentage of
	Total	Leased	Annualized	Annualized	2020
	Number	Square Feet	Rental Income	Rental Income	Annualized
Industry	of Leases (1)	(in thousands) (2)	(in thousands)	per Square Foot (2)	Rental Income
Sporting goods	38	3,482	$32,818	$9.43	12%
Home and garden	51	3,182	29,703	9.33	11%
Discount store	117	2,627	27,050	10.30	10%
Pharmacy	79	1,073	25,349	23.62	9%
Grocery and supermarket	39	1,696	21,038	12.40	8%
Gas and convenience	12	91	13,156	144.57	5%
Casual dining	77	453	12,436	27.45	4%
Pet supply	40	635	10,115	15.93	4%
Apparel and jewelry	68	716	9,949	13.90	4%
Entertainment and recreation	20	554	9,412	16.99	4%
Other	491	5,534	76,148	13.76	29%
	1,032	20,043	$267,174	$13.33	100%
____________________________________
(1)     Includes leases which are master lease agreements.
(2)     Includes square feet of the buildings on land parcels subject to ground leases.

The following table shows the geographic diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2020:

			2020	2020	Percentage of
	Total	Rentable	Annualized	Annualized	2020
	Number of	Square Feet	Rental Income	Rental Income	Annualized
Location	Properties	(in thousands) (1)	(in thousands)	per Square Foot (1)	Rental Income
California	61	833	$28,161	$33.81	11%
Ohio	38	1,879	21,157	11.26	8%
Georgia	20	1,770	20,348	11.50	8%
Texas	56	1,315	18,887	14.36	7%
Illinois	20	1,216	14,501	11.93	5%
Florida	30	1,138	14,229	12.50	5%
Indiana	24	1,184	13,606	11.49	5%
Wisconsin	16	1,113	13,455	12.09	5%
North Carolina	25	1,085	12,996	11.98	5%
Alabama	27	951	11,639	12.24	4%
Other	199	8,825	98,195	11.13	37%
	516	21,309	$267,174	$12.54	100%
____________________________________
(1)     Includes square feet of the buildings on land parcels subject to ground leases.

The following table shows the property type diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2020:

			2020	2020	Percentage of
	Total	Rentable	Annualized	Annualized	2020
	Number of	Square Feet	Rental Income	Rental Income	Annualized
Property Type	Properties	(in thousands) (1)	(in thousands)	per Square Foot (1)	Rental Income
Retail	455	10,686	$150,316	$14.07	56%
Anchored shopping centers	56	8,614	104,655	12.15	39%
Industrial	4	1,788	9,392	5.25	4%
Office	1	221	2,811	12.72	1%
	516	21,309	$267,174	$12.54	100%
____________________________________
(1)     Includes square feet of the buildings on land parcels subject to ground leases.
Leases
Although there are variations in the specific terms of the leases of our properties, the following is a summary of the general structure of our current leases. Generally, the leases of the properties acquired provide for initial terms of ten or more years and provide the tenant with one or more multi-year renewal options, subject to generally the same terms and conditions as the initial lease term. Certain leases also provide that in the event we wish to sell the property subject to that lease, we first must offer the lessee the right to purchase the property on the same terms and conditions as any offer which we intend to accept for the sale of the property. The properties are generally leased under net leases pursuant to which the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance, while certain of the leases require us to maintain the roof, structure and parking areas of the building. Additionally, certain leases provide for increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume. The leases of the properties provide for annual rental payments (payable in monthly installments) ranging from $7,000 to $8.0 million (average of $234,000). Certain leases provide for limited increases in rent as a result of fixed increases or increases in the consumer price index.
The following table shows lease expirations of our real estate portfolio, as of December 31, 2020, during each of the next ten years and thereafter, assuming no exercise of renewal options:

			2020
	Total	Leased	Annualized	2020	Percentage of
	Number	Square Feet	Rental Income	Annualized	2020
	of Leases	Expiring	Expiring	Rental Income	Annualized
Year of Lease Expiration	Expiring (1)	(in thousands) (2)	(in thousands)	per Square Foot (2)	Rental Income
2021	97	804	$10,433	$12.98	4%
2022	84	845	10,113	11.97	4%
2023	133	1,358	21,465	15.81	8%
2024	127	1,758	23,300	13.25	9%
2025	112	1,576	19,481	12.36	7%
2026	72	1,546	18,208	11.78	7%
2027	61	1,406	13,906	9.89	5%
2028	56	1,082	12,358	11.42	4%
2029	71	1,020	15,690	15.38	6%
2030	47	903	15,993	17.71	6%
Thereafter	172	7,745	106,227	13.72	40%
	1,032	20,043	$267,174	$13.33	100%
____________________________________
(1)     Includes leases which are master lease agreements.
(2)     Includes square feet of the buildings on land parcels subject to ground leases.

The following table shows the economic metrics of our real estate assets as of and for the years ended December 31, 2020 and 2019:

	2020	2019
Economic Metrics
Weighted-average lease term (in years) (1)	8.8	8.6
Lease rollover (1)(2):
Annual average	6.3%	7.1%
Maximum for a single year	8.7%	10.9%
____________________________________
(1)Based on annualized rental income of our real estate portfolio as of December 31, 2020 and 2019.
(2)Through the end of the next five years as of the respective reporting date.
Results of Operations
Overview
We are not aware of any material trends or uncertainties, other than the effects of the outbreak of COVID-19, and national economic conditions affecting real estate in general, that may reasonably be expected to have a material impact on our results from the acquisition, management and operation of properties other than those listed in Part I, Item 1A — Risk Factors. Currently, we are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows in future periods due to numerous uncertainties.
For a comparison of the years ended December 31, 2019 and 2018, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Same Store Analysis
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate assets. We review our stabilized operating results, measured by net operating income, from properties that we owned for the entirety of both the current and prior year reporting periods, referred to as “same store” properties, and we believe that the presentation of operating results for same store properties provides useful information to stockholders. Net operating income is a supplemental non-GAAP financial measure of a real estate company’s operating performance. Net operating income is considered by management to be a helpful supplemental performance measure, as it enables management to evaluate the impact of occupancy, rents, leasing activity, and other controllable property operating results at our real estate properties, and it provides a consistent method for the comparison of our properties. We define net operating income as operating revenues less operating expenses, which exclude (i) depreciation and amortization, (ii) interest expense and other non-property related revenue and expense items such as (a) general and administrative expenses, (b) management and advisory fees and expenses, (c) transaction-related expenses, (d) real estate impairment, (e) provision for credit losses, (f) gain on disposition of real estate, net, (g) merger-related items and (h) interest income. Our net operating income may not be comparable to that of other REITs and should not be considered to be more relevant or accurate in evaluating our operating performance than the current GAAP methodology used in calculating net income (loss). In determining the same store property pool, we include all properties that were owned for the entirety of both the current and prior reporting periods, except for properties during the current or prior year that were under development or redevelopment.

Comparison of the Years Ended December 31, 2020 and 2019
The following table reconciles net income, calculated in accordance with GAAP, to net operating income (dollar amounts in thousands):

	Total
	For the Year Ended December 31,
	2020	2019	Change
Net income	$(23,518)	$183,020	$(206,538)
Loss on extinguishment of debt	4,841	7,227	(2,386)
Interest expense and other, net	64,116	98,965	(34,849)
Operating income	45,439	289,212	(243,773)

Merger termination fee income	(7,380)	—	(7,380)
Merger-related expenses, net	2,193	—	2,193
Gain on disposition of real estate, net	(27,518)	(180,666)	153,148
Provision for credit losses	68,356	—	68,356
Real estate impairment	16,737	72,939	(56,202)
Depreciation and amortization	80,973	107,867	(26,894)
Transaction-related expenses	905	2,278	(1,373)
Management and advisory fees and expenses	44,743	42,339	2,404
General and administrative expenses	15,385	13,729	1,656
Interest income	(29,393)	(20,132)	(9,261)
Net operating income	$210,440	$327,566	$(117,126)
Our operating segments include credit and real estate. Refer to Note 17 — Segment Reporting to our consolidated financial statements for further discussion of our operating segments.
Credit Segment
Interest Income
The increase in interest income of $9.3 million for the year ended December 31, 2020, compared to the same period in 2019, was due to an increase in credit investments. As of December 31, 2020, we held investments in 194 broadly syndicated loans, 12 CRE loans held-for-investment and four CMBS. As of December 31, 2019, we held investments in one broadly syndicated loan and 11 CRE loans held-for-investment.
Provision for Credit Losses
The increase in provision for credit losses of $68.4 million during the year ended December 31, 2020, as compared to the same period in 2019, was primarily due to the adoption of current expected credit losses (“CECL”) on January 1, 2020 and management’s determination that the fair value of the collateral of the Company’s loans held-for-investment, which is based on comparable market sales, decreased compared to the amortized cost basis, which resulted in recording $68.4 million in credit losses during the year ended December 31, 2020. No such losses were recorded during the year ended December 31, 2019.

Real Estate Segment
A total of 365 properties were acquired before January 1, 2019 and represent our “same store” properties during the years ended December 31, 2020 and 2019. “Non-same store” properties, for purposes of the table below, includes properties acquired or disposed of on or after January 1, 2019.
The following table details the components of net operating income broken out between same store and non-same store properties (dollar amounts in thousands):

	Total			Same Store			Non-Same Store
	For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,
	2020	2019	Change	2020	2019	Change	2020	2019	Change
Rental and other property income	$261,530	$393,224	$(131,694)	$246,556	$255,869	$(9,313)	$14,974	$137,355	$(122,381)

Property operating expenses	23,399	33,462	(10,063)	21,645	24,742	(3,097)	1,754	8,720	(6,966)
Real estate tax expenses	27,691	32,196	(4,505)	26,300	25,460	840	1,391	6,736	(5,345)
Total property operating expenses	51,090	65,658	(14,568)	47,945	50,202	(2,257)	3,145	15,456	(12,311)

Net operating income	$210,440	$327,566	$(117,126)	$198,611	$205,667	$(7,056)	$11,829	$121,899	$(110,070)
Loss on Extinguishment of Debt
The decrease in loss on extinguishment of debt of $2.4 million for the year ended December 31, 2020, as compared to the same period in 2019, was due to a decrease in the number of mortgage notes terminated in connection with the disposition of the underlying properties during the year ended December 31, 2020. During the year ended December 31, 2020, we recorded losses on the extinguishment of mortgage loans with an aggregate carrying value of $97.0 million, as compared to recording losses on the extinguishment of mortgage loans with an aggregate carrying value of $258.0 million during the year ended December 31, 2019.
Interest Expense and Other, Net
Interest expense and other, net also includes amortization of deferred financing costs.
The decrease in interest expense and other, net, of $34.8 million for the year ended December 31, 2020, as compared to the same period in 2019, was primarily due to a decrease in the average aggregate amount of debt outstanding from $2.2 billion for the year ended December 31, 2019 to $1.8 billion for the year ended December 31, 2020, as a result of debt repayments in connection with the disposition of the underlying properties. In addition, the weighted average interest rate decreased from 3.9% as of December 31, 2019 to 3.4% as of December 31, 2020.
Merger Termination Fee Income
In connection with the Termination Notice, we received a termination fee of $7.4 million during the year ended December 31, 2020. No such fees were received during the year ended December 31, 2019.
Merger-Related Expenses, Net
In connection with the Mergers, we incurred fees and expenses of $2.2 million during the year ended December 31, 2020. No such fees were incurred during the year ended December 31, 2019.
Gain on Disposition of Real Estate, Net
The decrease in gain on disposition of real estate, net of $153.1 million during the year ended December 31, 2020, as compared to the same period in 2019, was due to the disposition of 30 properties for a gain of $27.5 million during the year ended December 31, 2020 compared to the disposition of 497 properties for a gain of $180.7 million during the year ended December 31, 2019.
Impairment
The decrease in impairments of $56.2 million during the year ended December 31, 2020, as compared to the same period in 2019, was due to 12 properties that were deemed to be impaired, resulting in impairment charges of $16.7 million during the year ended December 31, 2020, compared to 34 properties that were deemed to be impaired, resulting in impairment charges of $72.9 million during the year ended December 31, 2019.
Depreciation and Amortization
The decrease in depreciation and amortization expenses of $26.9 million during the year ended December 31, 2020, as compared to the same period in 2019, was primarily due to the disposition of 30 properties during the year ended December 31, 2020, partially offset by recognizing a full period of depreciation and amortization expenses on the one property acquired in 2019.
Transaction-Related Expenses
Through August 20, 2019, we paid CMFT Management or its affiliates acquisition fees of up to 2.0% of: (1) the contract purchase price of each property or asset we acquired; (2) the amount paid in respect of the development, construction or improvement of each asset we acquired; (3) the purchase price of any loan we acquired; and (4) the principal amount of any loan we originated. We also reimbursed CMFT Management or its affiliates for transaction-related expenses incurred in the process of acquiring a property or the origination or acquisition of a loan, so long as the total acquisition fees and expenses relating to the transaction did not exceed 6.0% of the contract purchase price, unless otherwise approved by a majority of our Board, including a majority of our independent directors, as commercially competitive, fair and reasonable to us. Other transaction-related expenses, such as manager reimbursements for disposition activities, are expensed as incurred.
The decrease in transaction-related expenses of $1.4 million during the year ended December 31, 2020, as compared to the same period in 2019, was primarily due to a decrease in reimbursements to our manager for expenses related to the 30 dispositions that occurred during the year ended December 31, 2020 for an aggregate sales price of $270.4 million, compared to such expenses related to the 497 dispositions that occurred during the year ended December 31, 2019 for an aggregate gross sales price of $1.7 billion.
Management and Advisory Fees and Expenses
Pursuant to the Prior Advisory Agreement with CMFT Management and based upon the amount of our current invested assets, through August 20, 2019, we were required to pay to CMFT Management a monthly advisory fee equal to one-twelfth of 0.75% of the average invested assets up to $2.0 billion, one-twelfth of 0.70% of the average invested assets over $2.0 billion up to $4.0 billion and one-twelfth of 0.65% of the average invested assets over $4.0 billion. Beginning on August 20, 2019, we pay CMFT Management a management fee pursuant to the Management Agreement, payable quarterly in arrears, equal to the greater of (a) $250,000 per annum ($62,500 per quarter) and (b) 1.50% per annum (0.375% per quarter) of the Company’s Equity (as defined in the Management Agreement). Additionally, we may be required to reimburse certain expenses incurred by CMFT Management in providing management services, subject to limitations as set forth in the Management Agreement (as discussed in Note 12 — Related-Party Transactions and Arrangements). Furthermore, as discussed in Note 12 — Related-Party Transactions and Arrangements, pursuant to the Investment Advisory and Management Agreement, for management of investments in the Managed Assets (as defined in the Investment Advisory and Management Agreement), CMFT Securities pays the Investment Advisor the Investment Advisory Fee, payable quarterly in arrears, equal to 1.50% per annum (0.375% per quarter) of CMFT Securities’ Equity (as defined in the Investment Advisory and Management Agreement). Pursuant to the Investment Advisory and Management Agreement, CMFT Securities reimburses the Investment Advisor for costs and expenses incurred by the Investment Advisor on its behalf. Because the Managed Assets are excluded from the calculation of management fees payable by the Company to CMFT Management pursuant to the Management Agreement, the total management and advisory fees payable by the Company to its external advisors are not increased as a result of the Investment Advisory and Management Agreement. In addition, pursuant to the Sub-Advisory Agreement, in connection with providing investment management services with respect to the corporate credit-related securities held by CMFT Securities, on a quarterly basis, the Investment Advisor designates 50% of the sum of the Investment Advisory Fee payable to the Investment Advisor as sub-advisory fees.
The increase in management and advisory fees and expenses of $2.4 million during the year ended December 31, 2020, as compared to the same period in 2019, was due to the management fee we began paying CMFT Management beginning on August 20, 2019. During the year ended December 31, 2020, we incurred management fees of $40.0 million.
General and Administrative Expenses
The primary general and administrative expense items are certain expense reimbursements to our manager, banking fees and escrow and trustee fees.

The increase in general and administrative expenses of $1.7 million for the year ended December 31, 2020, compared to the same period in 2019, was primarily due to an increase in unused fees related to our credit facility, partially offset by a decrease in state franchise and income tax expenses.
Net Operating Income
Same store property net operating income decreased $7.1 million during the year ended December 31, 2020, as compared to the same period in 2019. The decrease was primarily due to reductions in rental and other property income of $3.8 million for amounts deemed not probable of collection at 39 properties during the year ended December 31, 2020 due to the impact of the COVID-19 pandemic. Additionally, overall same store occupancy was 93.2% as of December 31, 2020, compared to 95.0% as of December 31, 2019.
Non-same store property net operating income decreased $110.1 million during the year ended December 31, 2020, as compared to the same period in 2019. The decrease is primarily due to the disposition of 497 properties during the year ended December 31, 2019 and the disposition of 30 properties during the year ended December 31, 2020, offset by recognizing a full period of net operating income for the one property acquired during the year ended December 31, 2019 and partial period of net operating income for the properties acquired during the year ended December 31, 2020.
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
On April 20, 2020, our Board decided to make a determination as to the amount and timing of distributions on a monthly, instead of a quarterly, basis until such time that we had greater visibility into the impact that the COVID-19 pandemic would have on our tenants’ ability to continue to pay rent on their leases on a timely basis or at all, the degree to which federal, state or local governmental authorities grant rent relief or other relief or amnesty programs applicable to our tenants, our ability to access the capital markets, and on the United States and worldwide financial markets and economy. On March 25, 2021, the Board resumed declaring distributions on a quarterly basis by declaring a monthly per share distribution for the months of March, April, May and June of 2021. Since April of 2020, our Board authorized the following monthly distribution amounts per share for the periods indicated below:

Record Date	Distribution Amount
April 30, 2020	$0.0130
May 31, 2020	$0.0130
June 30, 2020	$0.0161
July 30, 2020	$0.0304
August 28, 2020	$0.0303
September 29, 2020	$0.0303
October 29, 2020	$0.0303
November 27, 2020	$0.0303
December 30, 2020	$0.0303
January 28, 2021	$0.0303
February 25, 2021	$0.0303
March 29, 2021	$0.0303
April 29 2021	$0.0303
May 28, 2021	$0.0303
June 29, 2021	$0.0303
As of December 31, 2020, we had distributions payable of $11.0 million.
The following table presents distributions and source of distributions for the periods indicated below (dollar amounts in thousands):

	Year Ended December 31,
	2020			2019
	Amount		Percent	Amount	Percent
Distributions paid in cash	$90,655		73%	$112,083	58%
Distributions reinvested	34,191		27%	82,388	42%
Total distributions	$124,846		100%	$194,471	100%
Source of distributions:
Net cash provided by operating activities (1)(2)	$115,985		93%	$194,471	100%
Proceeds from the issuance of common stock	8,308	(3)	7%	—	—%
Proceeds from the issuance of debt	553	(4)	—%	—	—%
Total sources	$124,846		100%	$194,471	100%
____________________________________
(1)Net cash provided by operating activities for the years ended December 31, 2020 and 2019 was $106.4 million and $188.6 million, respectively.
(2)Our distributions covered by cash flows from operating activities for the years ended December 31, 2020 and 2019 include cash flows from operating activities in excess of distributions from prior periods of $9.6 million and $5.9 million, respectively.
(3)In accordance with GAAP, certain real estate acquisition-related fees and expenses, such as expenses and fees incurred in connection with property acquisitions accounted for as business combinations, are expensed, and therefore reduce net cash flows from operating activities. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the year ended December 31, 2020 include the amount by which real estate acquisition-related fees and expenses have reduced net cash flows from operating activities in those prior periods.
(4)Net proceeds on the credit facilities and notes payable for the year ended December 31, 2020 was $159.0 million.
Share Redemptions
Our Amended Share Redemption Program permits our stockholders to sell their shares of common stock back to us, subject to certain conditions and limitations. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the Secondary DRIP Offering, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the Secondary DRIP Offering. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. In addition, our Board may choose to amend the terms of, suspend or terminate our Amended Share Redemption Program at any time in its sole discretion if it believes that such action is in the best interest of us and our stockholders. Any material modifications or suspension of the Amended Share Redemption Program will be disclosed to our stockholders as promptly as practicable in our reports filed with the SEC and via our website. In connection with the Mergers, our Board suspended our Amended Share Redemption Program on August 30, 2020, and therefore, no shares were redeemed from our stockholders after that date until the Amended Share Redemption Program was reinstated, effective April 1, 2021, by our Board on March 25, 2021. During the year ended December 31, 2020, we received valid redemption requests under our Amended Share Redemption Program totaling approximately 48.3 million shares, of which we redeemed approximately 3.8 million shares as of December 31, 2020 for $28.5 million (at an average redemption price of $7.60 per share). The remaining redemption requests relating to approximately 44.5 million shares went unfulfilled. During the year ended December 31, 2019, we received valid redemption requests under our share redemption program totaling approximately 88.6 million shares, of which we redeemed approximately 7.2 million shares as of December 31, 2019 for $62.4 million (at an average redemption price of $8.65 per share) and approximately 2.3 million shares subsequent to December 31, 2019 for $19.5 million at an average redemption price of $8.65 per share. The remaining redemption requests relating to approximately 79.1 million shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of the share redemption program then in effect. The share redemptions were funded with proceeds from the Secondary DRIP Offering.
See the discussion of our Amended Share Redemption Program in Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Share Redemption Program in this Annual Report on Form 10-K.
Liquidity and Capital Resources
General
We expect to utilize proceeds from real estate dispositions, sales proceeds and principal payments received on credit investments, cash flows from operations and future proceeds from secured or unsecured financing to complete future acquisitions and for general corporate uses. The sources of our operating cash flows will primarily be provided by the rental and other property income received from current and future leased properties.
As of December 31, 2020, we had an unsecured credit facility with JPMorgan Chase Bank, N.A., as administrative agent (the “CMFT Credit Facility”) that provided for borrowings of up to $1.24 billion, which includes a $885.0 million unsecured term loan (the “CMFT Term Loan”) and up to $350.0 million in unsecured revolving loans (the “CMFT Revolving Loans”). During the year ended December 31, 2020, as a result of the Merger with CCPT V, we assumed CCPT V’s obligations pursuant to the credit agreement by and among Cole Operating Partnership V, LP, the operating partnership of CCPT V, JPMorgan Chase Bank, N.A. as administrative agent, and the lender parties thereto (the “CCPT V Credit Agreement”), including as guarantor under a guaranty provided by CCPT V. The CCPT V Credit Agreement allows for borrowings of up to $350.0 million (the “CCPT V Credit Facility,” and together with the CMFT Credit Facility, the “Credit Facilities”). The CCPT V Credit Facility includes $220.0 million in term loans (the “CCPT V Term Loans,” and together with the CMFT Term Loan, the “Term Loans”) and up to $130.0 million in revolving loans (the “CCPT V Revolving Loans,” and together with the CMFT Revolving Loans, the “Revolving Loans”). As of December 31, 2020, we had $480.0 million in unused capacity under the Credit Facilities, subject to borrowing availability. We had available borrowings of $135.5 million as of December 31, 2020. As of December 31, 2020, we also had cash and cash equivalents of $121.4 million, which included $41.0 million of unsettled broadly syndicated loan purchases.
As of December 31, 2020, CMFT Corporate Credit Securities, LLC, our indirect wholly-owned subsidiary, had a revolving credit and security agreement with Citibank N.A. (“Citibank”), as administrative agent (the “Credit and Security Agreement”) that provided for borrowings in an aggregate principal amount up to $500.0 million (the “Credit Securities Revolver”), which may be increased from time to time pursuant to the Credit and Security Agreement. Borrowings under the Credit and Security Agreement are secured by substantially all of the assets held by CMFT Corporate Credit Securities, LLC, which shall primarily consist of broadly-syndicated senior secured loans subject to certain eligibility criteria under the Credit and Security Agreement. As of December 31, 2020, the amounts borrowed and outstanding under the Credit Securities Revolver totaled $231.5 million.
As of December 31, 2020, CMFT RE Lending RF Sub CB, LLC, our indirect wholly-owned subsidiary, had a Master Repurchase Agreement with Citibank (the “Citibank Repurchase Agreement”), which provided up to $300.0 million of financing primarily through Citibank’s purchase of our CRE mortgage loans and future funding advances (the “Citibank Repurchase Facility”). Additionally, on September 21, 2020, CMFT RE Lending RF Sub BB, LLC, our indirect wholly-owned subsidiary, entered into a second Master Repurchase Agreement with Barclays Bank PLC (“Barclays”) (the “Barclays Repurchase Agreement”), which provided up to $500.0 million of financing primarily through Barclays’ purchase of the our CRE mortgage loans and future funding advances (the “Barclays Repurchase Facility”, and collectively with the Citibank Repurchase Facility, the “Repurchase Facilities”). The Citibank Repurchase Agreement and the Barclays Repurchase Agreement provide for simultaneous agreements by Citibank and Barclays to re-sell such purchased CRE mortgage loans back to CMFT RE Lending RF Sub CB, LLC and CMFT RE Lending RF Sub BB, LLC at a certain future date or upon demand. As of December 31, 2020, we had four senior loans with an aggregate carrying value of $341.5 million financed with $235.4 million under the Repurchase Facilities, $109.1 million of which was financed under the Barclays Repurchase Facility and $126.3 million of which was financed under the Citibank Repurchase Facility.
As of December 31, 2020, we believe that we were in compliance with the financial covenants of our second amended and restated unsecured credit agreement (the “Second Amended and Restated Credit Agreement”), the CCPT V Credit Agreement the Citibank Repurchase Agreement and the Barclays Repurchase Agreement, as well as the financial covenants under our various fixed and variable rate debt agreements, with the exception of one mortgage note, as further discussed in Note 9 — Credit Facilities, Notes Payable and Repurchase Facilities to our consolidated financial statements.
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for the acquisition of real estate-related securities, real estate and real estate-related assets and the payment of acquisition-related fees and expenses, operating expenses, distributions, redemptions and interest and principal on current and any future debt financings, including principal repayments of $138.2 million within the next 12 months. We expect to meet our short-term liquidity requirements through cash proceeds from real estate asset dispositions, net cash provided by operations and proceeds from the Secondary DRIP Offering, as well as secured or unsecured borrowings from banks and other lenders to finance our future acquisitions and loan originations. Operating cash flows are expected to increase as we complete future acquisitions. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months. Management intends to use the proceeds from the disposition of properties to, among other things, acquire additional high-quality net-lease properties and credit investments in furtherance of our investment objectives and for other general corporate purposes.
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
We expect that substantially all net cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we have used, and may continue to use, other sources to fund distributions, as necessary, including borrowings on the Credit Facilities and/or future borrowings on our unencumbered assets. To the extent that cash flows from operations are lower due to fewer properties being acquired or lower than expected returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash flows from the Offerings or debt financings will be used to fund acquisitions, loan originations, certain capital expenditures, repayments of outstanding debt or distributions and redemptions to our stockholders.
Contractual Obligations
As of December 31, 2020, we had debt outstanding with a carrying value of $2.1 billion and a weighted average interest rate of 3.4%. See Note 9 — Credit Facilities, Notes Payable and Repurchase Facilities to our consolidated financial statements in this Annual Report on Form 10-K for certain terms of our debt outstanding.

Our contractual obligations as of December 31, 2020 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments — fixed rate debt (2)	$578,096	$138,210	$348,794	$91,092	$—
Interest payments — fixed rate debt (3)	48,040	20,328	25,999	1,713	—
Principal payments — credit facilities (4)	1,336,500	—	1,105,000	231,500	—
Interest payments — credit facilities (4)	67,548	45,900	17,237	4,411	—
Principal payments — repurchase facilities (5)	235,380	—	235,380	—	—
Interest payments — repurchase facilities (5)	15,530	6,052	9,478	—	—
Total	$2,281,094	$210,490	$1,741,888	$328,716	$—
____________________________________
(1)The table does not include amounts due to CMFT Management or its affiliates pursuant to our Management Agreement because such amounts are not fixed and determinable.
(2)Principal payment amounts reflect actual payments based on the face amount of notes payable secured by our wholly-owned properties, which excludes the fair value adjustment, net of amortization, of mortgage notes assumed of $149,000 as of December 31, 2020.
(3)As of December 31, 2020, we had $53.6 million of variable rate debt effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.
(4)As of December 31, 2020, the Term Loans outstanding totaled $1.1 billion, $1.0 billion of which is subject to interest rate swap agreements (the “Swapped Term Loans”). As of December 31, 2020, the weighted average all-in interest rate for the Swapped Term Loans was 3.9%. The remaining $73.3 million outstanding under the Credit Facilities had a weighted average interest rate of 1.9% as of December 31, 2020. As of December 31, 2020, the amounts outstanding under the Credit Securities Revolver (as defined in Note 9 — Credit Facilities, Notes Payable and Repurchase Facilities to our consolidated financial statements in this Annual Report on Form 10-K) totaled $231.5 million and had a weighted average interest rate of 1.9%.
(5)As of December 31, 2020, the amount outstanding under the Citibank Repurchase Facility (as defined in Note 9 — Credit Facilities, Notes Payable and Repurchase Facilities to our consolidated financial statements in this Annual Report on Form 10-K) was $126.3 million at a weighted average interest rate of 2.3%, and the amount outstanding under the Barclays Repurchase Facility (as defined in Note 9 — Credit Facilities, Notes Payable and Repurchase Facilities to our consolidated financial statements in this Annual Report on Form 10-K) was $109.1 million at a weighted average interest rate of 2.9%.
We expect to incur additional borrowings in the future to acquire additional properties and other real estate-related assets. There is no limitation on the amount we may borrow against any single improved property. As of December 31, 2020, our ratio of debt to total gross assets net of gross intangible lease liabilities was 46.2% and our ratio of debt to the fair market value of our gross assets net of gross intangible lease liabilities was 45.8%. Fair market value is based on the estimated market value of our real estate assets as of June 30, 2020 that were used to determine our estimated per share NAV, and for those assets acquired from July 1, 2020 through December 31, 2020 is based on the purchase price.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to stockholders. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as premiums or discounts, financing and issuance costs, and related accumulated amortization, less all cash and cash equivalents. As of December 31, 2020, our net debt leverage ratio, which is the ratio of net debt to total gross real estate and related assets net of gross intangible lease liabilities, was 43.6%.

The following table provides a reconciliation of the notes payable and credit facility, net balance, as reported on our consolidated balance sheet, to net debt as of December 31, 2020 (dollar amounts in thousands):

Balance as of December 31, 2020
Credit facilities, notes payable and repurchase facilities, net	$2,144,993
Deferred costs and net premiums (1)	4,983
Less: Cash and cash equivalents	(121,385)
Net debt	$2,028,591
Gross real estate and related assets, net (2)	$4,649,426
Net debt leverage ratio	43.6%
______________________
(1) Deferred costs relate to mortgage notes payable and the term portion of the Credit Facilities.
(2) Net of gross intangible lease liabilities. Includes gross assets held for sale, as well as real estate-related securities and loans held-for-investment principal balance, net of allowance for credit losses, of $949.1 million.
Cash Flow Analysis
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Operating Activities. Net cash provided by operating activities decreased by $82.2 million for the year ended December 31, 2020, as compared to the same period in 2019. The change was primarily due to lower net income after non-cash adjustments due to the disposition of 30 properties during the year ended December 31, 2020, and the disposition of 497 properties during the year ended December 31, 2019. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities was $466.1 million for the year ended December 31, 2020, as compared to net cash provided by investing activities of $1.2 billion for the year ended December 31, 2019. The change was primarily due to a decrease in net proceeds from disposition of real estate assets of $1.1 billion resulting from the disposal of 30 properties during the year ended December 31, 2020, as compared to the disposal of 497 properties during the year ended December 31, 2019. The decrease was also due to the net investment in broadly syndicated loans and real estate-related securities of $614.1 million, partially offset by net proceeds from the sale of loans held-for investments of $80.7 million during the year ended December 31, 2020.
Financing Activities. Net cash provided by financing activities was $14.8 million for the year ended December 31, 2020, as compared to net cash used in financing activities of $910.2 million for the year ended December 31, 2019. The change was primarily due to an increase in net proceeds on the credit facilities, notes payable and repurchase facilities of $871.5 million as a result of entering into the Credit Securities Revolver and the Repurchase Facilities (as defined in Note 9 — Credit Facilities, Notes Payable and Repurchase Facilities to our consolidated financial statements in this Annual Report on Form 10-K) and the repayment of debt obligations as part of the Mergers during the year ended December 31, 2020, coupled with decreases in distributions to stockholders and redemptions of common stock resulting from the Board’s suspension of the Amended Share Redemption Program.
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
Related-Party Transactions and Agreements
We have entered into agreements with CMFT Management or its affiliates whereby we agree to pay certain fees to, or reimburse certain expenses of, CMFT Management or its affiliates such as acquisition and advisory fees and expenses, organization and offering costs, leasing fees and reimbursement of certain operating costs. See Note 12 — Related-Party Transactions and Arrangements to our consolidated financial statements in this Annual Report on Form 10-K for a discussion of the various related-party transactions, agreements and fees.
Conflicts of Interest
Richard S. Ressler, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates including CMFT Management, is the chairman of the board, chief executive officer and president of CIM Income NAV. One of our directors, Avraham Shemesh, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates including CMFT Management, serves as a director of CIM Income NAV. One of our directors, Elaine Y. Wong, who is a principal of CIM, also serves as a director of CIM Income NAV. One of our independent directors, W. Brian Kretzmer, also serves as an independent director of CIM Income NAV. Nathan D. DeBacker, our chief financial officer and treasurer, who is also an officer of other real estate programs sponsored by CCO Group, is a vice president of CMFT Management and is an officer of certain of its affiliates. In addition, affiliates of CMFT Management act as an advisor to CIM Income NAV. As such, there may be conflicts of interest where CMFT Management or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for CIM or another real estate program sponsored or operated by CIM or CCO Group, including other real estate offerings in registration, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management, among others. The compensation arrangements between affiliates of CMFT Management and these other real estate programs sponsored or operated by CCO Group could influence the advice provided to us. See Part I, Item 1. Business — Conflicts of Interest of this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of December 31, 2020 and 2019, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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
Recoverability of Real Estate Assets
We acquire real estate assets and subsequently monitor those assets quarterly for impairment, including the review of real estate properties subject to direct financing leases, if applicable. Additionally, we record depreciation and amortization related to our assets. The risks and uncertainties involved in applying the principles related to real estate assets include, but are not limited to, the following:
•The estimated useful lives of our depreciable assets affects the amount of depreciation and amortization recognized on our assets;
•The review of impairment indicators and subsequent determination of the undiscounted future cash flows could require us to reduce the carrying value of assets held and used to a fair value estimated by management and recognize an impairment loss. The process for evaluating real estate impairment requires management to make significant assumptions related to certain inputs, including holding periods;
•The fair value of held for sale assets is estimated by management. This estimated value could result in a reduction of the carrying value of the asset; and
•Changes in assumptions based on actual results may have a material impact on our financial results.
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
•The value allocated to land, as opposed to buildings, fixtures and tenant improvements, affects the amount of depreciation expense we record. If more value is attributed to land, depreciation expense is lower than if more value is attributed to buildings, fixtures and tenant improvements;
•Intangible lease assets and liabilities can be significantly affected by estimates including market rent, lease terms including renewal options at rental rates below estimated market rental rates, carrying costs of the property during a hypothetical expected lease-up period, and current market conditions and costs, including tenant improvement allowances and rent concessions; and
•We determine whether any financing assumed is above- or below-market based upon comparison to similar financing terms for similar types of debt financing with similar maturities.
Allowance for Credit Losses
We have elected to use a discounted cash flow model to estimate the allowance for credit losses. This model requires us to develop cash flows which project estimated credit losses over the life of the loan and discount these cash flows at the asset’s effective interest rate. We then record an allowance for credit losses equal to the difference between the amortized cost basis of the asset and the present value of the expected cash flows.

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
Interest Rate Risk
As of December 31, 2020, we had an aggregate of $540.2 million of variable rate debt, excluding any debt subject to interest rate swap agreements, and therefore, we are exposed to interest rate changes in LIBOR. As of December 31, 2020, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $2.7 million per year.
As of December 31, 2020, we had five interest rate swap agreements outstanding, which mature on various dates from March 2021 through March 2023, with an aggregate notional amount of $1.09 billion and an aggregate fair value of the net derivative liability of $12.3 million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of December 31, 2020, an increase of 50 basis points in interest rates would result in a change of $2.6 million to the fair value of the net derivative liability, resulting in a net derivative liability of $9.7 million. A decrease of 50 basis points in interest rates would result in a $2.7 million change to the fair value of the net derivative liability, resulting in a net derivative liability of $15.0 million.
As the information presented above includes only those exposures that existed as of December 31, 2020, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs and assume no other changes in our capital structure.
In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the SOFR as its preferred alternative to U.S. dollar LIBOR in derivatives and other financial contracts. We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.
We have interest rate swap agreements maturing on various dates from March 2021 through March 2023, as further discussed above, that are indexed to LIBOR. As such, we are monitoring and evaluating the related risks, which include interest on loans or amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans, or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty.
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
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2020.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2020 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2020, were effective at a reasonable assurance level.
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
Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be presented in our definitive proxy statement for our 2021 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2020, and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item will be presented in our definitive proxy statement for our 2021 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2020, and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be presented in our definitive proxy statement for our 2021 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2020, and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item will be presented in our definitive proxy statement for our 2021 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2020, and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be presented in our definitive proxy statement for our 2021 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2020, and is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements
The list of the consolidated financial statements contained herein is set forth on page F-1 hereof.
Financial Statement Schedules
Schedule III – Real Estate Assets and Accumulated Depreciation is set forth beginning on page S-1 hereof.
Schedule IV – Mortgage Loans on Real Estate is set forth beginning on page S-3 hereof.
All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.
Exhibits
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of August 30, 2020, by and among CIM Real Estate Finance Trust, Inc., Thor II Merger Sub, LLC and Cole Office & Industrial REIT (CCIT II), Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed August 31, 2020).

2.2
Agreement and Plan of Merger, dated as of August 30, 2020, by and among CIM Real Estate Finance Trust, Inc., Thor III Merger Sub, LLC and Cole Office & Industrial REIT (CCIT III), Inc. (Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed August 31, 2020).

2.3
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

2.5
Amendment to Agreement and Plan of Merger, dated as of October 24, 2020, by and among CIM Real Estate Finance Trust, Inc., Thor II Merger Sub, LLC and Cole Office & Industrial REIT (CCIT II), Inc. (Incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed October 28, 2020).

2.6
Amendment No. 1 to Agreement and Plan of Merger, dated as of November 3, 2020, by and among CIM Real Estate Finance Trust, Inc., Thor III Merger Sub, LLC and Cole Office & Industrial REIT (CCIT III), Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed November 4, 2020).

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

2.9
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
4.1
Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K (File No. 000-54939), filed March 30, 2020).

4.2	Second Amended and Restated Distribution Reinvestment Plan (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed May 1, 2020).
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

10.10	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed August 14, 2020).
10.11
Amendment No. 1 to Credit and Security Agreement, dated March 19, 2020, by and between CMFT Corporate Credit Securities, LLC, as borrower, CMFT Securities Investments, LLC, as collateral manager and equityholder, Citibank, N.A., as administrative agent and as lender, Citibank, N.A. (acting through its Agency & Trust division), as collateral custodian and as collateral agent, and Virtus Group, LP, as collateral administrator (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed March 24, 2020).

10.12
Master Repurchase Agreement, dated June 4, 2020, by and between CMFT RE Lending RF Sub CB, LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed June 9, 2020).

10.13
Guaranty, dated as of June 4, 2020, by CIM Real Estate Finance Trust, Inc. for the benefit of Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed June 9, 2020).

10.14
Master Repurchase Agreement, dated September 21, 2020, by and between CMFT RE Lending RF Sub BB, LLC and Barclays Bank PLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed September 24, 2020).

10.15
Guaranty, dated as of September 21, 2020, by CIM Real Estate Finance Trust, Inc. for the benefit of Barclays Bank PLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed September 24, 2020).

10.16
Termination Notice, dated as of October 29, 2020, by and by and between CIM Real Estate Finance Trust, Inc. and Cole Office & Industrial REIT (CCIT II), Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed November 2, 2020).

10.17*
Modification Agreement and Limited Consent, dated December 21, 2020 by and between Cole Operating Partnership V, LP, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders.

10.18*
Modification Agreement and Limited Consent, dated December 21, 2020 by and between CIM Real Estate Finance Operating Partnership, LP, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders.

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

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as InLine XBRL and contained in Exhibit 101).
 ____________________________________

*	Filed herewith.
**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 31st day of March, 2021.

CIM Real Estate Finance Trust, Inc.
(Registrant)

By:	/s/ NATHAN D. DEBACKER
Nathan D. DeBacker
Chief Financial Officer and Treasurer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ RICHARD S. RESSLER	Chairman of the Board of Directors, Chief Executive Officer and President	March 31, 2021
Richard S. Ressler	(Principal Executive Officer)

/s/ NATHAN D. DEBACKER	Chief Financial Officer and Treasurer	March 31, 2021
Nathan D. DeBacker	(Principal Financial Officer)

/s/ JEFFREY R. SMITH	Vice President of Accounting	March 31, 2021
Jeffrey R. Smith	(Principal Accounting Officer)

/s/ T. PATRICK DUNCAN	Independent Director	March 31, 2021
T. Patrick Duncan

/s/ LAWRENCE S. JONES	Independent Director	March 31, 2021
Lawrence S. Jones

/s/ ALICIA K. HARRISON	Independent Director	March 31, 2021
Alicia K. Harrison

/s/ W. BRIAN KRETZMER	Independent Director	March 31, 2021
W. Brian Kretzmer

/s/ HOWARD A. SILVER	Independent Director	March 31, 2021
W. Howard A. Silver

/s/ STEPHEN O. EVANS	Independent Director	March 31, 2021
Stephen O. Evans

/s/ MARCUS E. BROMLEY	Independent Director	March 31, 2021
Marcus E. Bromley

/S/ ROBERT A. GARY IV	Independent Director	March 31, 2021
Robert A. Gary IV

/s/ CALVIN E. HOLLIS	Independent Director	March 31, 2021
Calvin E. Hollis

/s/ AVRAHAM SHEMESH	Director	March 31, 2021
Avraham Shemesh

/s/ ELAINE Y. WONG	Director	March 31, 2021
Elaine Y. Wong

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of CIM Real Estate Finance Trust, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CIM Real Estate Finance Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
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
Change in Accounting Principle
As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for credit losses in the year ended December 31, 2020 due to adoption of Accounting Standard Update, or ASU, 2016-13 “Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments (Topic 326).” The assessment of allowance for credit losses is also communicated as a critical audit matter below.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Real Estate Assets: Determination of Impairment Indicators — Refer to Notes 2 and 4 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of real estate assets for impairment involves an initial assessment of each real estate asset to determine whether events or changes in circumstances exist that may indicate that the carrying amounts of real estate assets are no longer recoverable. Possible indications of impairment may include credit concerns of a property’s major tenants, changes in anticipated holding periods, or other circumstances. When events or changes in circumstances exist, the Company evaluates its real estate assets for impairment by comparing undiscounted future cash flows expected to be generated over the life of each asset to the respective carrying amount. If the carrying amount of an asset exceeds the undiscounted future cash flows, an analysis is performed to determine the fair value of the asset.

The Company makes significant assumptions to evaluate real estate assets for possible indications of impairment, including expected holding periods. Changes in these assumptions could result in additional impairment charges in the future.
Given the Company’s evaluation of possible indications of impairment of real estate assets requires management to make significant assumptions, performing audit procedures to evaluate whether management appropriately identified events or changes in circumstances indicating that the carrying amounts of real estate assets may not be recoverable required a high degree of auditor judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the evaluation of real estate assets for possible indications of impairment included the following, among others:
•We evaluated management’s impairment indicator analysis by testing real estate assets for possible indications of impairment, including searching for adverse asset-specific and/or market conditions, such as vacancies, tenants that are late on rent or have outstanding rent balances, tenant move-outs, and tenant bankruptcies, among others.
•We tested the assumptions underlying management’s cash flow projections prepared as a completeness test to evaluate whether all impairment indicators have been appropriately identified.
•We performed corroborating inquiries with management, including property accounting, leasing and portfolio oversight to determine whether factors were identified in the current period that may be an impairment indicator, including changes in expected holding periods, or changes in market rental rates.
Assessment of Allowance for Credit Losses – Refer to Notes 2 and 7 to the financial statements (also see change in accounting principle explanatory paragraph above)
Critical Audit Matter Description
In the first quarter of 2020, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326), which requires evaluation by the Company to estimate and record potential credit losses related to the Company’s loans held-for-investment. Significant judgments are required in estimating the allowance for credit losses, including the estimation of future cash flows, the estimation of the fair value and selling costs of the collateral of collateral-dependent loans when the Company determines foreclosure is probable, and assumptions regarding probability of default and loss of broadly syndicated loans.
We identified the assessment of the allowance for credit losses as a critical audit matter based on the significant amount of judgment required by management when evaluating the allowance for credit losses. This required a high degree of auditor judgment and an increased extent of effort, including evaluating the allowance for credit losses methodology and analytical models, and evaluating the key inputs and assumptions used in the models.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the allowance for credit losses for the loans held-for-investment portfolio included the following, among others:
•We tested the accuracy and evaluated the relevance of the historical loss data as an input to each applicable allowance model.
•We evaluated the loss data from external sources used by the Company to determine its relevance to the Company's loans held-for-investment portfolio and consistency with external data from other sources.
•We evaluated the estimated cash flows and fair value determinations from the Company’s models and tested each model’s computational accuracy.

/s/ Deloitte & Touche LLP
Phoenix, Arizona
March 31, 2021
We have served as the Company’s auditor since 2010.

CIM REAL ESTATE FINANCE TRUST, INC.
CONSOLIDATED BALANCE SHEETS
 (in thousands, except share and per share amounts)

	December 31, 2020	December 31, 2019
ASSETS
Real estate assets:
Land	$881,896	$700,210
Buildings, fixtures and improvements	2,490,030	1,830,101
Intangible lease assets	389,564	313,127
Total real estate assets, at cost	3,761,490	2,843,438
Less: accumulated depreciation and amortization	(453,385)	(374,103)
Total real estate assets, net	3,308,105	2,469,335
Real estate-related securities	38,194	—
Loans held-for-investment and related receivables, net	962,624	301,630
Less: Allowance for credit losses	(70,358)	—
Total loans held-for-investment and related receivables, net	892,266	301,630
Cash and cash equivalents	121,385	466,024
Restricted cash	7,023	7,331
Rents and tenant receivables, net	74,419	58,374
Prepaid expenses and other assets	10,406	11,731
Deferred costs, net	4,293	2,301
Assets held for sale	3,518	351,897
Total assets	$4,459,609	$3,668,623
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facilities, notes payable and repurchase facilities, net	$2,144,993	$1,604,860
Accrued expenses and accounts payable	30,419	22,038
Due to affiliates	14,723	14,458
Intangible lease liabilities, net	32,718	20,523
Distributions payable	10,969	16,510
Derivative liabilities, deferred rental income and other liabilities	27,361	19,448
Total liabilities	2,261,183	1,697,837
Commitments and contingencies
Redeemable common stock	—	180,838
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 490,000,000 shares authorized, 362,001,968 and 311,207,725 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	3,620	3,112
Capital in excess of par value	3,157,859	2,606,925
Accumulated distributions in excess of earnings	(961,006)	(816,181)
Accumulated other comprehensive loss	(2,047)	(3,908)
Total stockholders’ equity	2,198,426	1,789,948
Total liabilities, redeemable common stock and stockholders’ equity	$4,459,609	$3,668,623
The accompanying notes are an integral part of these consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Rental and other property income	$261,530	$393,224	$429,636
Interest income	29,393	20,132	1,640
Total revenues	290,923	413,356	431,276
Operating expenses:
General and administrative	15,385	13,729	14,127
Property operating	23,399	33,462	30,267
Real estate tax	27,691	32,196	37,898
Management and advisory fees and expenses	44,743	42,339	43,399
Transaction-related	905	2,278	2,601
Depreciation and amortization	80,973	107,867	140,979
Real estate impairment	16,737	72,939	32,975
Provision for credit losses	68,356	—	—
Total operating expenses	278,189	304,810	302,246
Gain on disposition of real estate, net	27,518	180,666	6,299
Merger-related expenses, net	(2,193)	—	—
Merger termination fee income	7,380	—	—
Operating income	45,439	289,212	135,329
Other expense:
Interest expense and other, net	(64,116)	(98,965)	(97,871)
Loss on extinguishment of debt	(4,841)	(7,227)	(46)
Total other expense	(68,957)	(106,192)	(97,917)
Net income	(23,518)	183,020	37,412
Net income allocated to noncontrolling interest	—	121	134
Net income attributable to the Company	$(23,518)	$182,899	$37,278
Weighted average number of common shares outstanding:
Basic and diluted	311,808,605	311,302,909	311,478,665
Net income per common share:
Basic and diluted	$(0.08)	$0.59	$0.12
The accompanying notes are an integral part of these consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
 (in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$(23,518)	$183,020	$37,412
Other comprehensive (loss) income
Unrealized gain on real estate-related securities	1,657	—	—
Reclassification adjustment for realized gain included in income as other income	(510)	—	—
Unrealized (loss) gain on interest rate swaps	(11,607)	(11,456)	8,210
Amount of loss (gain) reclassified from other comprehensive (loss) income into income as interest expense and other, net	12,321	(3,475)	(4,305)
Total other comprehensive (loss) income	1,861	(14,931)	3,905

Comprehensive (loss) income	(21,657)	168,089	41,317
Comprehensive income allocated to noncontrolling interest	—	121	134
Comprehensive (loss) income attributable to the Company	$(21,657)	$167,968	$41,183
The accompanying notes are an integral part of these consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (in thousands, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2018	311,582,319	$3,116	$2,607,300	$(646,834)	$6,630	$1,970,212
Cumulative effect of accounting changes	—	—	—	(488)	488	—
Issuance of common stock	9,615,850	96	91,668	—	—	91,764
Equity-based compensation	14,008	—	33	—	—	33
Distributions declared on common stock — $0.625 per common share	—	—	—	(194,573)	—	(194,573)
Redemptions of common stock	(9,830,781)	(98)	(93,732)	—	—	(93,830)
Changes in redeemable common stock	—	—	2,061	—	—	2,061
Comprehensive income	—	—	—	37,278	3,905	41,183
Balance, December 31, 2018	311,381,396	$3,114	$2,607,330	$(804,617)	$11,023	$1,816,850
Issuance of common stock	9,335,895	93	82,295	—	—	82,388
Equity-based compensation	18,499	—	138	—	—	138
Distributions declared on common stock — $0.625 per common share	—	—	—	(194,463)	—	(194,463)
Redemptions of common stock	(9,528,065)	(95)	(83,993)	—	—	(84,088)
Changes in redeemable common stock	—	—	1,155	—	—	1,155
Comprehensive income (loss)	—	—	—	182,899	(14,931)	167,968
Balance, December 31, 2019	311,207,725	$3,112	$2,606,925	$(816,181)	$(3,908)	$1,789,948
Cumulative effect of accounting changes	—	—	—	(2,002)	—	(2,002)
Issuance of common stock	4,211,747	42	34,149	—	—	34,191
Issuance of common stock in connection with the Mergers	52,574,431	526	383,793	—	—	384,319
Equity-based compensation	22,059	—	160	—	—	160
Distributions declared on common stock — $0.38 per common share	—	—	—	(119,305)	—	(119,305)
Redemptions of common stock	(6,013,994)	(60)	(48,006)	—	—	(48,066)
Changes in redeemable common stock	—	—	180,838	—	—	180,838
Comprehensive income (loss)	—	—	—	(23,518)	1,861	(21,657)
Balance, December 31, 2020	362,001,968	$3,620	$3,157,859	$(961,006)	$(2,047)	$2,198,426
The accompanying notes are an integral part of these consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$(23,518)	$183,020	$37,412
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	79,546	106,262	139,330
Amortization of deferred financing costs	4,245	5,167	5,351
Amortization of fair value adjustments of mortgage notes payable assumed	(92)	(90)	(88)
Amortization and accretion on deferred loan fees	(1,909)	(2,441)	(268)
Amortization of premiums and discounts on credit investments	(668)	—	—
Capitalized interest income	(539)	(8,546)	—
Equity-based compensation	160	138	33
Straight-line rental income	(6,738)	(6,564)	(8,077)
Write-offs for uncollectible lease-related receivables	5,664	952	522
Gain on disposition of real estate assets, net	(27,518)	(180,666)	(6,299)
Loss on sale of credit investments, net	227	—	—
Amortization of gain on swap termination	(13)	(18)	—
Impairment of real estate assets	16,737	72,939	32,975
Provision for credit losses	68,356	—	—
Write-off of deferred financing costs	633	2,271	46
Changes in assets and liabilities:
Rents and tenant receivables, net	(12,536)	16,034	(2,432)
Prepaid expenses and other assets	1,276	(6,456)	(833)
Accrued expenses and accounts payable	4,212	(1,742)	14
Deferred rental income and other liabilities	(508)	(987)	4,921
Due from affiliates	—	—	56
Due to affiliates	(656)	9,302	3,172
Net cash provided by operating activities	106,361	188,575	205,835
Cash flows from investing activities:
Cash acquired in connection with the Mergers	13,810	—	—
Investment in real estate-related securities	(76,644)	—	—
Investment in broadly syndicated loans	(582,654)	(2,750)	—
Investment in real estate assets and capital expenditures	(48,995)	(23,887)	(19,202)
Origination and acquisition of loans held-for-investment, net	(238,563)	(217,014)	(89,295)
Origination and exit fees received on loans held-for-investment	3,200	1,697	185
Principal payments received on loans held-for-investment	119,443	17,186	—
Principal payments received on real estate-related securities	2,571	—	—
Net proceeds from sale of real estate-related securities	37,593	—	—
Net proceeds from disposition of real estate assets	263,797	1,399,953	64,180
Net proceeds from sale of broadly syndicated loans	39,902	—	—
Payment of property escrow deposits	(875)	(350)	(1,100)
Refund of property escrow deposits	875	350	1,100
Proceeds from the settlement of insurance claims	400	110	240
Net cash (used in) provided by investing activities	(466,140)	1,175,295	(43,892)
Cash flows from financing activities:
Redemptions of common stock	(48,066)	(84,088)	(93,830)
Distributions to stockholders	(90,655)	(112,083)	(102,822)
Proceeds from credit facility and repurchase facilities	576,880	424,500	268,000
Repayments of credit facility and notes payable	(417,902)	(1,137,022)	(227,181)
Payment of loan deposits	(65)	—	—
Deferred financing costs paid	(5,360)	(1,211)	—
Distributions to noncontrolling interest	—	(285)	(279)
Net cash provided by (used in) financing activities	14,832	(910,189)	(156,112)
Net (decrease) increase in cash and cash equivalents and restricted cash	(344,947)	453,681	5,831
Cash and cash equivalents and restricted cash, beginning of period	473,355	19,674	13,843
Cash and cash equivalents and restricted cash, end of period	$128,408	$473,355	$19,674
Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$121,385	$466,024	$10,533
Restricted cash	7,023	7,331	9,141
Total cash and cash equivalents and restricted cash	$128,408	$473,355	$19,674
The accompanying notes are an integral part of these consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION AND BUSINESS
CIM Real Estate Finance Trust, Inc. (the “Company”) is a non-exchange traded real estate investment trust (“REIT”) formed as a Maryland corporation on July 27, 2010, that elected to be taxed, and currently qualifies, as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2012. The Company operates a diversified portfolio of core commercial real estate assets primarily consisting of net leased properties located throughout the United States. As of December 31, 2020, the Company owned 516 properties, comprising 21.3 million rentable square feet of commercial space located in 45 states. As of December 31, 2020, the rentable square feet at these properties was 94.1% leased, including month-to-month agreements, if any. The Company intends to continue to pursue a more diversified investment strategy across the capital structure by balancing the Company’s existing core of commercial real estate assets leased to creditworthy tenants under long-term net leases with a portfolio of commercial mortgage loans and other credit investments in which the Company’s sponsor and its affiliates have expertise. As of December 31, 2020, the Company’s loan portfolio consisted of 206 loans with a net book value of $892.3 million, and investments in real estate-related securities of $38.2 million.
A majority of the Company’s business is conducted through CIM Real Estate Finance Operating Partnership, LP, a Delaware limited partnership, of which the Company is the sole general partner and owns, directly or indirectly, 100% of the partnership interests.
The Company is externally managed by CIM Real Estate Finance Management, LLC, a Delaware limited liability company (“CMFT Management”), which is an affiliate of CIM Group, LLC (“CIM”). CIM is a community-focused real estate and infrastructure owner, operator, lender and developer. Headquartered in Los Angeles, California, CIM has offices across the United States and in Tokyo, Japan.
CCO Group, LLC owns and controls CMFT Management, the Company’s manager, and is the indirect owner of CCO Capital, LLC (“CCO Capital”), the Company’s dealer manager, and CREI Advisors, LLC (“CREI Advisors”), the Company’s property manager. CCO Group, LLC and its subsidiaries (collectively, “CCO Group”) serve as the Company’s sponsor and as a sponsor to CIM Income NAV, Inc. (“CIM Income NAV”). The Company relies upon CIM Capital IC Management, LLC, our investment advisor with respect to investments in securities, to provide substantially all of our day-to-day management.
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
The Company registered an additional $600.0 million of shares of common stock under the DRIP (the “Secondary DRIP Offering,” and together with the Initial DRIP Offering, the “DRIP Offerings,” and the DRIP Offerings collectively with the Offering, the “Offerings”) pursuant to a Registration Statement on Form S-3 (Registration No. 333-212832), which was filed with the SEC on August 2, 2016 and automatically became effective with the SEC upon filing. The Company began to issue shares under the Secondary DRIP Offering on August 2, 2016 and continued to issue shares under the Secondary DRIP Offering until, on August 30, 2020, the Company’s board of directors (the “Board”) suspended the Secondary DRIP Offering in connection with the entry of the Company into the Merger Agreements (as defined below). On March 25, 2021, the Board reinstated the Secondary DRIP Offering, effective April 1, 2021.
The Board establishes an updated estimated per share net asset value (“NAV”) of the Company’s common stock on at least an annual basis for purposes of assisting broker-dealers that participated in the Offering in meeting their customer account reporting obligations under Financial Industry Regulatory Authority Rule 2231. Distributions are reinvested in shares of the Company’s common stock under the DRIP at the estimated per share NAV as determined by the Board. Additionally, the

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

estimated per share NAV as determined by the Board serves as the per share NAV for purposes of the share redemption program. As of December 31, 2020, the estimated per share NAV of the Company’s common stock was $7.31, which was established by the Board on August 11, 2020 using a valuation date of June 30, 2020. Commencing on August 14, 2020, $7.31 served as the per share NAV under the DRIP. The Board previously established a per share NAV as of August 31, 2015, September 30, 2016, December 31, 2016, December 31, 2017, December 31, 2018, December 31, 2019 and March 31, 2020. The Company’s estimated per share NAVs are not audited or reviewed by its independent registered public accounting firm.
Completed Mergers
On December 21, 2020, the Company completed the mergers previously disclosed in the Current Report on Form 8-K filed with the SEC on August 31, 2020, with Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”) and Cole Credit Property Trust V, Inc. (“CCPT V”), pursuant to (i) the Agreement and Plan of Merger, dated August 30, 2020 (as amended on November 3, 2020, the “CCIT III Merger Agreement”), by and among the Company, Thor III Merger Sub, LLC, a wholly owned subsidiary of the Company (“CCIT III Merger Sub”), and CCIT III, with CCIT III Merger Sub surviving as a wholly owned subsidiary of the Company (the “CCIT III Merger”), and (ii) the Agreement and Plan of Merger, dated August 30, 2020 (as amended on each of October 22, 2020, October 24, 2020 and October 29, 2020, the “CCPT V Merger Agreement,” and together with the CCIT III Merger Agreement, the “Merger Agreements”), by and among the Company, Thor V Merger Sub, LLC, a wholly owned subsidiary of the Company (“CCPT V Merger Sub”), and CCPT V, with CCPT V Merger Sub surviving as a wholly owned subsidiary of the Company (the “CCPT V Merger,” and collectively with the CCIT III Merger, the “Mergers”). In accordance with the applicable provisions of the Maryland General Corporation Law (the “MGCL”), the separate existence of CCIT III and CCPT V ceased. Through the Mergers, the Company acquired 146 properties with a total of 3.8 million square feet, all of which had an aggregate gross real estate value of approximately $763.0 million. The combined company after the Mergers retained the name “CIM Real Estate Finance Trust, Inc.” Each Merger qualified as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”). For more information on the Mergers, see Note 4 — Real Estate Assets.
At the effective time of the Mergers and subject to the terms and conditions of the Merger Agreements, each issued and outstanding share of common stock of CCIT III and CCPT V was converted into the right to receive 1.098 and 2.892 shares of the Company’s common stock, $0.01 par value per share, respectively, subject to the treatment of fractional shares in accordance with the Merger Agreements (the “Merger Consideration”). At the effective time of the Mergers and subject to the terms and conditions of the Merger Agreements, each issued and outstanding share of common stock granted under CCIT III’s and CCPT V’s respective 2018 Equity Incentive Plans, whether vested or unvested, was cancelled in exchange for an amount equal to the applicable Merger Consideration.
Concurrently with the entry into the Merger Agreements, (i) CCIT III and its advisor entered into a Termination Agreement (the “CCIT III Termination Agreement”) pursuant to which the Advisory Agreement, dated September 22, 2016, by and between CCIT III and its advisor terminated at the effective time of the CCIT III Merger, and (ii) CCPT V and its advisor entered into a Termination Agreement (the “CCPT V Termination Agreement” and, together with the CCIT III Termination Agreement, the “Termination Agreements”) pursuant to which the Advisory Agreement, dated March 17, 2014, by and between CCPT V and its advisor terminated at the effective time of the CCPT V Merger. Pursuant to the Termination Agreements, each of CCIT III’s advisor and CCPT V’s advisor agreed to waive any subordinated performance fee or disposition fee it otherwise would have been entitled to pursuant to the applicable advisory agreement related to the CCIT III Merger or CCPT V Merger, as applicable.
In order to manage the financial health of the Company, the Board approved and adopted a Second Amended and Restated Distribution Reinvestment Plan (the “Amended DRIP”) and an amended and restated share redemption program (the “Amended Share Redemption Program”) that, among other changes, provides that the Amended DRIP and the Amended Share Redemption Program may be suspended at any time by majority vote of the Board without prior notice if the Board believes such action is in the best interest of the Company and its stockholders. In connection with the entry of the Company into the Merger Agreements, on August 30, 2020, the Board approved the suspension of the Amended DRIP, and therefore, distributions paid after that date were paid in cash to all stockholders until the Amended DRIP was reinstated, effective April 1, 2021, by the Board on March 25, 2021. Additionally, on August 30, 2020, the Board approved the suspension of the Company’s Amended Share Redemption Program, and therefore, no shares were redeemed from the Company’s stockholders after that date until the Amended Share Redemption Program was reinstated, effective April 1, 2021, by the Board on March 25, 2021.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Terminated Merger Agreement
On August 30, 2020, the Company, Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”) and Thor II Merger Sub, LLC, a wholly owned subsidiary of the Company (“CCIT II Merger Sub”), entered into an Agreement and Plan of Merger (the “CCIT II Merger Agreement”). Subject to the terms and conditions of the CCIT II Merger Agreement, CCIT II would have merged with and into CCIT II Merger Sub (the “CCIT II Merger”), with CCIT II Merger Sub surviving the CCIT II Merger, such that following the CCIT II Merger, the surviving entity would continue as a wholly owned subsidiary of the Company.
On October 29, 2020, CCIT II terminated the CCIT II Merger Agreement pursuant to Sections 9.1(c)(ii) and 9.2 of the CCIT II Merger Agreement and entered into an agreement (the “Termination Notice”) with the Company reflecting such termination and pursuant to which, among other things, CCIT II paid the termination fee equal to $7.38 million to the Company in accordance with the CCIT II Merger Agreement, and agreed to pay to the Company the amount of its expenses up to $3.69 million, required to be paid pursuant to the terms of the CCIT II Merger Agreement (such amounts together, the “CCIT II Termination Payment”). During the year ended December 31, 2020, the Company incurred $2.0 million in CCIT II merger-related expenses, $1.8 million of which was reimbursed by CCIT II as of December 31, 2020. Subsequent to December 31, 2020, the Company received the remaining $173,000 in reimbursements from CCIT II. These reimbursements are included as a reduction to merger-related expenses on the consolidated statements of operations.
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
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported totals or subtotals.
The Company is separately presenting the write-offs for uncollectible lease-related receivables of $952,000 and $522,000 for the years ended December 31, 2019 and 2018, respectively, which were previously included in straight-line rental income, net in the consolidated statements of cash flows.
The Company combined investment in real estate assets of $6.2 million and capital expenditures of $17.7 million for the year ended December 31, 2019, and investment in real estate assets of $11.9 million and capital expenditures of $7.3 million for the year ended December 31, 2018 into a single financial statement line item, investment in real estate assets and capital expenditures, in the consolidated statements of cash flows.
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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, lease concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. During the year ended December 31, 2020, as part of the Company’s quarterly impairment review procedures, the Company recorded impairment charges of $16.7 million related to 11 properties due to revised cash flow estimates as a result of market conditions and one property due to a tenant bankruptcy. The Company’s impairment assessment as of December 31, 2020 was based on the most current information available to the Company, including expected holding periods. If the Company’s expected holding periods for assets change, subsequent tests for impairment could result in additional impairment charges in the future. The Company cannot provide any assurance that additional material impairment charges with respect to the Company’s real estate assets will not occur during 2021 or in future periods. During the year ended December 31, 2019, the Company recorded impairment charges of $72.9 million related to 27 properties with revised expected holding periods and seven properties with vacancies. During the year ended December 31, 2018, the Company recorded impairment charges of $33.0 million related to 20 properties with revised expected holding periods and two properties with vacancies. The assumptions and uncertainties utilized in the evaluation of the impairment of real estate assets are discussed in detail in Note 3 — Fair Value Measurements. See also Note 4 — Real Estate Assets for further discussion regarding real estate investment activity.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the assets related to the property and estimate its fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount is then recorded to reflect the estimated fair value of the property, net of selling costs. As of December 31, 2019, the Company identified 29 properties with a fair value of $351.9 million as held for sale, and expected to sell a substantial portion of its anchored-shopping center portfolio and certain single-tenant properties within the next 24 months, subject to market conditions. As the Company could not provide assurance that these properties would be sold within a 24-month period, the Company placed 15 properties with a fair value of $228.4 million that were previously classified as held for sale back in service as real estate assets in the consolidated balance sheets during the year ended December 31, 2020. The remaining 14 properties were sold during the year ended December 31, 2020. As of December 31, 2020, the Company identified one property with a fair value of $3.5 million as held for sale, which was sold subsequent to December 31, 2020.
Disposition of Real Estate Assets
Gains and losses from dispositions are recognized once the various criteria relating to the terms of sale and any subsequent involvement by the Company with the asset sold are met. A discontinued operation includes only the disposal of a component of an entity and represents a strategic shift that has (or will have) a major effect on an entity’s financial results. The Company’s property dispositions during the years ended December 31, 2020 and 2019 did not qualify for discontinued operations presentation and thus, the results of the properties that were sold will remain in operating income, and any associated gains or losses from the disposition are included in gain on disposition of real estate, net. See Note 4 — Real Estate Assets to the consolidated financial statements in this Annual Report on Form 10-K for a discussion of the disposition of individual properties during the year ended December 31, 2020.
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
Acquisition-related fees and certain acquisition-related expenses related to asset acquisitions are capitalized and allocated to tangible and intangible assets and liabilities, as described above. Other acquisition-related expenses, such as manager reimbursements, continue to be expensed as incurred and are included in transaction-related expenses in the accompanying consolidated statements of operations.
Redeemable Noncontrolling Interest in Consolidated Joint Venture
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
Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash in bank accounts, as well as investments in highly-liquid money market funds. The Company deposits cash with several high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company (“FDIC”) up to an insurance limit of $250,000. At times, the Company’s cash and cash equivalents may exceed federally insured levels. Although the Company bears risk on amounts in excess of those insured by the FDIC, it has not experienced and does not anticipate any losses due to the high quality of the institutions where the deposits are held. Included in cash and cash equivalents was $41.0 million and $126.8 million of unsettled broadly syndicated loan purchases as of December 31, 2020 and 2019, respectively.
The Company had $7.0 million and $7.3 million in restricted cash as of December 31, 2020 and December 31, 2019, respectively. Included in restricted cash was $3.6 million and $3.1 million held by lenders in lockbox accounts, as of December 31, 2020 and 2019, respectively. As part of certain debt agreements, rents from certain encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess is disbursed to the Company. Also included in restricted cash was $3.4 million and $4.2 million held by lenders in escrow accounts for real estate taxes and other lender reserves for certain properties, in accordance with the associated lender’s loan agreement as of December 31, 2020 and 2019, respectively.
Real Estate-Related Securities
Real estate-related securities consists primarily of the Company’s investment in commercial mortgage-backed securities (“CMBS”). The Company determines the appropriate classification for real estate-related securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of December 31, 2020, the Company classified its investments as available-for-sale as the Company is not actively trading the securities; however, the Company may sell them prior to their maturity. These investments are carried at their estimated fair value with unrealized gains and losses reported in other comprehensive (loss) income. During the year ended December 31, 2020, the Company invested $76.6 million in CMBS.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the same period, the Company sold $37.1 million in CMBS resulting in net proceeds of $37.6 million and a gain of $510,000. As of December 31, 2020, the Company had investments in four CMBS with an estimated aggregate fair value of $38.2 million.
The Company monitors its available-for-sale securities for impairment. An allowance for credit losses is recorded when the Company acquires CMBS, and any subsequent impairment is recognized when the Company determines that a decline in the estimated fair value of a security below its amortized cost has resulted from a credit loss or other factors. The Company records impairments related to credit losses through an allowance for credit losses. However, the allowance is limited by the amount that the fair value is less than the amortized cost basis. The Company considers many factors in determining whether a credit loss exists, including, but not limited to, the extent to which the fair value is less than the amortized cost basis, recent events specific to the security, industry or geographic area, the payment structure of the security, the failure of the issuer of the security to make scheduled interest or principal payments, and external credit ratings and recent changes in such ratings. The analysis of determining whether a credit loss exists requires significant judgments and assumptions. The use of alternative judgments and assumptions could result in a different conclusion.
The amortized cost of real estate-related securities is adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method and is recorded in the accompanying consolidated statements of operations in interest and other expense, net. Upon the sale of a security, the realized net gain or loss is computed on the specific identification method.
Loans Held-for-Investment
The Company has acquired, and may continue to acquire, loans related to real estate assets. Additionally, the Company may acquire and originate credit investments, including commercial mortgage loans, mezzanine loans, preferred equity, and other loans and securities related to commercial real estate assets, as well as corporate loan opportunities that are consistent with the Company’s investment strategy and objectives. The Company intends to hold the loans held-for-investment for the foreseeable future or until maturity. Loans held-for-investment are carried on the Company’s consolidated balance sheets at amortized cost, net of any allowance for credit losses. Discounts or premiums, origination fees and exit fees are amortized as a component of interest income using the effective interest method over the life of the respective loans, or on a straight-line basis when it approximates the effective interest method. Upon the sale of a loan, the realized net gain or loss is computed on the specific identification method.
Interest earned is either received in cash or capitalized to loans held-for-investment and related receivables, net in the Company’s consolidated balance sheets. Interest is capitalized when certain conditions are met as specified in each loan agreement. During the year ended December 31, 2020, the Company recorded $29.4 million in interest income, of which $539,000 was capitalized to loans held-for-investment and related receivables, net.
Accrual of interest income is suspended on nonaccrual loans. Loans that are past due 90 days or more as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual status. Interest collected is recognized on a cash basis by crediting income when received. Loans may be restored to accrual status when all principal and interest are current and full repayment of the remaining contractual principal and interest are reasonably assured. As of December 31, 2020, the Company’s eight mezzanine loans with a net book value of $89.4 million were nonaccrual loans. During the year ended December 31, 2020, the Company recorded $565,000 in interest income related to the nonaccrual loans. Subsequent to December 31, 2020, the Company completed foreclosure proceedings to take control of the assets securing the mezzanine loans.
Allowance for Credit Losses
The Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”), as further described in “Recent Accounting Pronouncements,” on January 1, 2020. The allowance for credit losses required under ASU 2016-13 reflects the Company’s current estimate of potential credit losses related to the Company’s loans held-for-investment included in the consolidated balance sheets. The initial allowance for credit losses recorded on January 1, 2020 is reflected as a direct charge to retained earnings on the Company’s consolidated statements of stockholders’ equity; however, subsequent changes to the allowance for credit losses are recognized through net income on the Company’s consolidated statements of operations. While ASU 2016-13 does not require any particular method for determining the allowance for credit losses, it does specify the allowance should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, and reasonable and supportable forecasts for the duration of each respective loan. In addition, other than a few narrow exceptions, ASU 2016-13 requires that all financial instruments subject to the credit loss model have some amount of loss reserve to reflect the GAAP principal underlying the

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

credit loss model that all loans, debt securities, and similar assets have some inherent risk of loss, regardless of credit quality, subordinate capital, or other mitigating factors.
The Company has elected to use a discounted cash flow model to estimate the allowance for credit losses. This model requires the Company to develop cash flows which project estimated credit losses over the life of the loan and discount these cash flows at the asset’s effective interest rate. The Company then records an allowance for credit losses equal to the difference between the amortized cost basis of the asset and the present value of the expected cash flows. The Company considers loan investments that are both (i) expected to be substantially repaid through the operation or sale of the underlying collateral, and (ii) for which the borrower is experiencing financial difficulty, to be “collateral-dependent” loans. For such loans that the Company determines that foreclosure of the collateral is probable, the Company measures the expected losses based on the difference between the fair value of the collateral less costs to sell and the amortized cost basis of the loan as of the measurement date. For collateral-dependent loans that the Company determines foreclosure is not probable, the Company applies a practical expedient to estimate expected losses using the difference between the collateral’s fair value (less costs to sell the asset if repayment is expected through the sale of the collateral) and the amortized cost basis of the loan. For the Company’s broadly syndicated loans, the Company uses a probability of default and loss given default method using an underlying third-party CMBS/Commercial Real Estate (“CRE”) loan database with historical loan losses from 1998 to 2019. The Company may use other acceptable alternative approaches in the future depending on, among other factors, the type of loan, underlying collateral, and availability of relevant historical market loan loss data.
The Company adopted ASU 2016-13 using the modified retrospective method for all financial assets measured at amortized cost. Prior to adoption, the Company had no allowance for credit losses on its consolidated balance sheets. The Company recorded a cumulative-effective adjustment to the opening retained earnings in its consolidated statement of stockholders’ equity as of January 1, 2020 of $2.0 million.
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
Deferred Financing Costs
Deferred financing costs represent commitment fees, legal fees and other costs associated with obtaining commitments for financing. These costs are amortized to interest expense over the terms of the respective financing agreements using the straight-line method, which approximates the effective interest method. Unamortized deferred financing costs are written off when the associated debt is extinguished or repaid before maturity. The presentation of all deferred financing costs, other than those associated with the revolving loan portion of the credit facilities, are classified such that the debt issuance costs related to a recognized debt liability are presented on the consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability rather than as an asset. Debt issuance costs related to securing a revolving line of credit are presented as an asset and amortized ratably over the term of the line of credit arrangement. As such, the Company’s current and corresponding prior period total deferred costs, net in the accompanying consolidated balance sheets relate only to the revolving loan portion of the credit facilities and the historical presentation, amortization and treatment of unamortized costs are still applicable. As of December 31, 2020 and 2019, the Company had $4.3 million and $2.3 million, respectively, of deferred financing costs, net of accumulated amortization, related to the revolving loan portion of the credit facilities. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined the financing will not close.
Due to Affiliates
CMFT Management, and certain of its affiliates, received and will continue to receive, fees, reimbursements and compensation in connection with services provided relating to the Offerings and the acquisition, management, financing and leasing of the properties of the Company.
Derivative Instruments and Hedging Activities
The Company accounts for its derivative instruments at fair value. Accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the designation of the derivative instrument. The change in fair value of the derivative instrument that is designated as a cash flow hedge is recorded as other comprehensive income. The changes in fair value for derivative instruments that are not designated as hedges or that do not meet the hedge accounting criteria are recorded as a gain or loss to operations.
Redeemable Common Stock
Under the Company’s Amended Share Redemption Program, the Company’s obligation to redeem shares of its outstanding common stock is limited, among other things, to the net proceeds received by the Company from the sale of shares under the Amended DRIP, net of shares redeemed to date. The Company records the maximum amount that is redeemable under the Amended Share Redemption Program as redeemable common stock outside of permanent equity in its consolidated balance sheets. Changes in the amount of redeemable common stock from period to period are recorded as an adjustment to capital in excess of par value. As of December 31, 2020, there was no redeemable common stock, as the Board approved the suspension of the share redemption program on August 30, 2020 in connection with our entry into the Merger Agreements.
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
The Company has an investment in a real estate property that is subject to a ground lease, for which a lease liability and right of use (“ROU”) asset of $2.4 million was recorded as of December 31, 2020. See Note 16 — Leases for a further discussion regarding this ground lease.
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
During the year ended December 31, 2020, the Company identified certain tenants where collection was no longer considered probable. For these tenants, the Company made the determination to record revenue on a cash basis and wrote off total outstanding receivables of $5.6 million for the year ended December 31, 2020, which included $206,000 of straight-line rental income and $1.0 million related to certain tenant reimbursements that were written off during the year ended December 31, 2020. These write-offs reduced rental and other property income during the year ended December 31, 2020.
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
Income Taxes
The Company elected to be taxed, and currently qualifies, as a REIT for federal income tax purposes under Sections 856 through 860 of the Code, commencing with the taxable year ended December 31, 2012. The Company will generally not be subject to federal corporate income tax to the extent it distributes its taxable income to its stockholders, and so long as it, among other things, distributes at least 90% of its annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). REITs are subject to a number of other organizational and operational requirements. Even if the Company maintains its qualification for taxation as a REIT, it or its subsidiaries may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Earnings (Loss) and Distributions Per Share
Earnings (loss) per share are calculated based on the weighted average number of common shares outstanding during each period presented. Diluted income (loss) per share considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the years ended December 31, 2020, 2019 or 2018. Distributions per share are calculated based on the authorized daily distribution rate.
Reportable Segments
During the year ended December 31, 2020, the Company realigned the business and reportable segment information to reflect how the chief operating decision makers regularly review and manage the business and determined that it has two reportable segments:
Credit — engages primarily in acquiring and originating loans related to real estate assets. The Company may acquire first and second lien mortgage loans, mezzanine loans, bridge loans, wraparound mortgage loans, construction mortgage loans on real property and loans on leasehold interest mortgages. This segment also includes investments in CMBS and broadly syndicated loans.
Real estate — engages primarily in acquiring and managing income-producing retail properties that are primarily single-tenant properties or anchored shopping centers, which are leased to creditworthy tenants under long-term net leases. The commercial properties are geographically diversified throughout the United States and have similar economic characteristics.
See Note 17 — Segment Reporting for a further discussion regarding these segments.
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
In August 2018, the FASB issued ASU No. 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This ASU amends and removes several disclosure requirements including the valuation processes for Level 3 fair value measurements. ASU 2018-13 also modifies some disclosure requirements and requires additional disclosures for changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and requires the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The provisions of ASU 2018-13 are effective January 1, 2020 using a prospective transition method for amendments effecting changes in unrealized gains and losses, significant unobservable inputs used to develop Level 3 fair value measurements and narrative description on uncertainty of measurements. The remaining provisions of ASU 2018-13 are to be applied retrospectively, and early adoption is permitted. The Company adopted ASU 2018-13 during the first quarter of fiscal year 2020 and has concluded that there is no material impact on its consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities (“ASU 2018-17”). The guidance changes the guidance for determining whether a decision-making fee is a variable interest. Under the new ASU, indirect interests held through related parties under common control will now be considered on a proportional basis when determining whether fees paid to decision makers and service providers are variable interests. Such indirect interests were previously treated the same as direct interests. ASU 2018-17 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company adopted ASU 2018-17 during the first quarter of fiscal year 2020, and has concluded that there is no material impact on its consolidated financial statements.
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
The Company has elected to apply this guidance to avoid performing a lease by lease analysis for the lease concessions that (1) were granted as relief due to COVID-19 related impacts and (2) result in the cash flows remaining substantially the same or less than the original contract and will account for these lease concessions as if no changes were made to the leases. During the year ended December 31, 2020, the Company provided lease concessions, either in the form of rental deferrals or abatements, to certain tenants in response to the impact of the COVID-19 pandemic on those tenants. As of December 31, 2020, the Company had granted rent deferrals of $4.8 million. The deferral of rental payments affects the timing, but not the amount, of the lease payments and resulted in an increase of $4.8 million to the Company’s lease-related receivables balance as of December 31, 2020. Additionally, as of December 31, 2020, the Company had granted rental abatements of $407,000.
In addition, the Company entered into lease amendments during the year ended December 31, 2020 that provided for lease concessions, through rent abatements or rent deferrals, that represented substantive changes to the consideration in the original lease. These lease amendments extended the lease periods ranging from 12 months to 84 months. For these leases, the Company applied the lease modification accounting framework pursuant to ASC 842. As of December 31, 2020, these lease amendments resulted in rent abatements of $3.7 million and deferred rental income of $1.3 million.
As of March 24, 2021, the Company has collected approximately 98% of rental payments billed to tenants during the three months ended December 31, 2020.
In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848) (“ASU 2021-01”). The amendments in ASU 2021-01 clarify that certain optional expedients and exceptions for contract modifications and hedge accounting apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of the discontinuation of the use of LIBOR as a benchmark interest rate due to reference rate reform. ASU 2021-01 is effective immediately for all entities with the option to apply retrospectively as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, and can be applied prospectively to any new contract modifications made on or after January 7, 2021. The Company currently uses LIBOR as its benchmark interest rate for its derivative instruments, and has not entered into any new contracts on or after the effective date of ASU 2021-01. The Company is evaluating the impact of this ASU’s adoption, and does not believe this ASU will have a material impact on its consolidated financial statements.
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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Real estate-related securities — The Company generally determines the fair value of its real estate-related securities by utilizing broker-dealer quotations, reported trades or valuation estimates from pricing models to determine the reported price. Pricing models for real estate-related securities are generally discounted cash flow models that usually consider the attributes applicable to a particular class of security (e.g., credit rating, seniority), current market data, and estimated cash flows for each class and incorporate deal collateral performance such as prepayment speeds and default rates, as available. Depending upon the significance of the fair value inputs used in determining these fair values, these securities are valued using either Level 2 or Level 3 inputs. As of December 31, 2020, the Company concluded that $27.5 million of real estate-related securities fell under Level 2 and $10.7 million of real estate-related securities fell under Level 3.
Credit facilities and notes payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of December 31, 2020, the estimated fair value of the Company’s debt was $2.14 billion, compared to a carrying value of $2.15 billion. The estimated fair value of the Company’s debt as of December 31, 2019 was $1.60 billion, compared to a carrying value of $1.61 billion.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2020 and 2019, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Loans held-for-investment — The Company’s loans held-for-investment are recorded at cost upon origination and adjusted by net loan origination fees and discounts. The Company estimates the fair value of its loans held-for-investment by performing a present value analysis for the anticipated future cash flows using an appropriate market discount rate taking into consideration the credit risk. The Company has determined that its CRE loans held-for-investment are classified in Level 3 of the fair value hierarchy. The Company’s broadly syndicated loans are classified as Level 2 or Level 3 depending on the number of market quotations or indicative prices from pricing services that are available, and whether the depth of the market is sufficient to transact at those prices in amounts approximating the Company’s investment position at the measurement date. As of December 31, 2020, $359.6 million and $114.1 million of the Company’s broadly syndicated loans were classified in Level 2 and Level 3 of the fair value hierarchy, respectively. As of December 31, 2020, the estimated fair value of the Company’s loans held-for-investment and related receivables, net was $907.8 million, compared to its carrying value of $892.3 million. As of December 31, 2019, the estimated fair value of the Company’s loans held-for-investment was $302.0 million, compared to its carrying value of $301.6 million.

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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of December 31, 2020 and 2019, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
Items Measured at Fair Value on a Recurring Basis

In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2020 and 2019 (in thousands):

	Balance as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
CMBS	$38,194	$—	$27,461	$10,733
Total financial assets	$38,194	$—	$27,461	$10,733
Financial liabilities:
Interest rate swaps	$(12,308)	$—	$(12,308)	$—
Total financial liabilities	$(12,308)	$—	$(12,308)	$—

	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Interest rate swaps	$261	$—	$261	$—
Total financial assets	$261	$—	$261	$—
Financial liability:
Interest rate swap	$(4,181)	$—	$(4,181)	$—
Total financial liability	$(4,181)	$—	$(4,181)	$—
The following are reconciliations of the changes in financial assets with Level 3 inputs in the fair value hierarchy for the year ended December 31, 2020 (in thousands):

CMBS
Beginning Balance, January 1, 2020	$—
Total gains and losses:
Unrealized gain included in other comprehensive income, net	747
Purchases and payments received:
Purchases	26,883
Premiums (discounts), net	(16,875)
Principal payments received	(22)
Ending Balance, December 31, 2020	$10,733
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As discussed in Note 4 — Real Estate Assets, during the year ended December 31, 2020, real estate assets related to 12 properties were deemed to be impaired and their carrying values were reduced to an estimated fair value of $86.4 million, resulting in impairment charges of $16.7 million. During the year ended December 31, 2019, real estate assets related to 34 properties were deemed to be impaired and their carrying values were reduced to an estimated fair value of $384.4 million, resulting in impairment charges of $72.9 million. During the year ended December 31, 2018, real estate assets related to 22 properties were deemed to be impaired and their carrying values were reduced to an estimated fair value of $332.4 million, resulting in impairment charges of $33.0 million. The Company estimates fair values using Level 3 inputs and using a combined income and market approach, specifically using discounted cash flow analysis and recent comparable sales transactions. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgment and to make certain key assumptions, including, but not limited to, the following: (1) terminal capitalization rates; (2) discount rates; (3) the number of years the property will be held; (4) property operating expenses; and (5) re-leasing assumptions, including the number of months to re-lease, market rental income and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and the future performance and sustainability of the Company’s tenants. The Company determined that the selling prices used to determine the fair values were Level 2 inputs.
The following summarizes the ranges of discount rates and terminal capitalization rates used for the Company’s impairment test for the real estate assets during the year ended December 31, 2020:

Year Ended December 31, 2020
Discount Rate	Terminal Capitalization Rate
7.9% - 9.7%	7.4% - 9.2%
The following table presents the impairment charges by asset class recorded during the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Asset class impaired:
Land	$3,738	$12,648	$6,436
Buildings, fixtures and improvements	12,310	56,572	25,299
Intangible lease assets	737	4,056	1,385
Intangible lease liabilities	(48)	(337)	(145)
Total impairment loss	$16,737	$72,939	$32,975
NOTE 4 — REAL ESTATE ASSETS
2020 Property Acquisitions
During the year ended December 31, 2020, the Company acquired 150 commercial properties, including 146 properties acquired in connection with the Mergers, for an aggregate purchase price of $798.5 million (the “2020 Property Acquisitions”), which includes $7.9 million of external acquisition-related expenses that were capitalized. The Company funded the 2020 Property Acquisitions acquired in connection with the Mergers with the Merger Consideration, and funded the remaining acquisitions with proceeds from real estate dispositions and available borrowings.
The following table summarizes the purchase price allocation for the 2020 Property Acquisitions (in thousands):

2020 Property Acquisitions
Land	$166,395
Buildings, fixtures and improvements	571,777
Acquired in-place leases and other intangibles (1)	74,888
Acquired above-market leases (2)	2,367
Intangible lease liabilities (3)	(16,927)
Total purchase price	$798,500
______________________
(1)    The amortization period for acquired in-place leases and other intangibles is 8.9 years.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(2)    The amortization period for acquired above-market leases is 6.5 years.
(3)    The amortization period for acquired intangible lease liabilities is 9.7 years.
2020 Property Dispositions and Real Estate Asset Held for Sale
During the year ended December 31, 2020, the Company disposed of 30 properties, consisting of 20 retail properties and 10 anchored shopping centers for an aggregate gross sales price of $270.4 million, resulting in net proceeds of $263.8 million after closing costs and disposition fees due to CMFT Management or its affiliates, and a recorded gain of $27.5 million. The Company has no continuing involvement with these properties. The gain on sale of real estate is included in gain on disposition of real estate, net in the consolidated statements of operations.
As of December 31, 2020, there was one property classified as held for sale with a carrying value of $3.5 million included in assets held for sale in the accompanying consolidated balance sheets. Subsequent to December 31, 2020, the Company disposed of the property, as further discussed in Note 19 — Subsequent Events.
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
During the year ended December 31, 2020, 12 properties totaling approximately 824,000 square feet with a carrying value of $103.1 million were deemed to be impaired and their carrying values were reduced to an estimated fair value of $86.4 million, resulting in impairment charges of $16.7 million, which were recorded in the consolidated statements of operations. See Note 3 — Fair Value Measurements for a further discussion regarding these impairment charges.

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
2019 Property Dispositions and Real Estate Assets Held for Sale
 On September 3, 2019, certain subsidiaries of the Company entered into a purchase and sale agreement (the “Purchase and Sale Agreement”) with Realty Income Corporation (NYSE: O) (the “Purchaser”), an unaffiliated company, to sell approximately 452 single-tenant properties, including nine properties previously owned through the Consolidated Joint Venture, encompassing approximately 5.1 million gross rentable square feet of commercial space across 41 states. Pursuant to the Purchase and Sale Agreement, the sale of 444 properties closed in December 2019 for total consideration of $1.2 billion, including the assumption by the Purchaser of existing mortgage debt totaling $130.8 million and the repayment of $532.3 million in debt, as further discussed in Note 9 — Credit Facilities, Notes Payable and Repurchase Facilities. The remaining properties closed subsequent to December 31, 2019, for consideration of $26.3 million, as discussed in “2020 Property Dispositions” above.
During the year ended December 31, 2019, the Company disposed of a total of 497 properties, consisting of 482 retail properties, one industrial property and 14 anchored shopping centers, excluding a related outparcel of land, for an aggregate gross sales price of $1.65 billion, resulting in net proceeds of $1.40 billion after closing costs and disposition fees due to CMFT

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Management or its affiliates, and a recorded gain of $180.7 million. The Company has no continuing involvement with these properties. The gain on sale of real estate is included in gain on disposition of real estate, net in the consolidated statements of operations.
As of December 31, 2019, there were 29 properties classified as held for sale with a carrying value of $351.9 million included in assets held for sale in the consolidated balance sheets. As of December 31, 2019, the Company had mortgage notes payable of $126.7 million that are related to the held for sale properties, which the Company expects to repay in connection with the disposition of the underlying held for sale properties.
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
2018 Property Acquisition
During the year ended December 31, 2018, the Company acquired a 100% interest in one commercial property for an aggregate purchase price of $11.9 million (the “2018 Acquisition”), which includes $277,000 of external acquisition-related expenses that were capitalized. The Company funded the 2018 Acquisition with net cash provided by operations and available borrowings.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 5 — INTANGIBLE LEASE ASSETS AND LIABILITIES
Intangible lease assets and liabilities consisted of the following as of December 31, 2020 and 2019 (in thousands, except weighted average life remaining):

	As of December 31,
	2020	2019
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $132,967 and $111,670, respectively (with a weighted average life remaining of 9.7 years and 10.4 years, respectively)	$217,431	$164,724
Acquired above-market leases, net of accumulated amortization of $22,054 and $19,310, respectively (with a weighted average life remaining of 7.6 years and 7.9 years, respectively)	17,112	17,423
Total intangible lease assets, net	$234,543	$182,147
Intangible lease liabilities:
Acquired below-market leases, net of accumulated amortization of $31,933 and $25,800, respectively (with a weighted average life remaining of 7.5 years and 7.3 years, respectively)	$32,718	$20,523
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
The following table summarizes the amortization related to the intangible lease assets and liabilities for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
In-place lease and other intangible amortization	$23,262	$32,058	$45,559
Above-market lease amortization	$3,095	$4,315	$6,740
Below-market lease amortization	$5,309	$6,253	$8,448
As of December 31, 2020, the estimated amortization relating to the intangible lease assets and liabilities is as follows (in thousands):

	Amortization
Year Ending December 31,	In-Place Leases and Other Intangibles	Above-Market Leases	Below-Market Leases
2021	$30,108	$2,489	$5,499
2022	$27,756	$2,345	$4,770
2023	$24,547	$2,086	$4,101
2024	$21,317	$1,576	$3,138
2025	$17,534	$1,334	$2,779
Thereafter	$96,169	$7,282	$12,431
Total	$217,431	$17,112	$32,718
NOTE 6 — REAL ESTATE-RELATED SECURITIES
As of December 31, 2020, the Company had investments in four CMBS investment securities with an aggregate estimated fair value of $38.2 million. The CMBS mature on various dates from January 2024 through March 2034 and have interest rates ranging from 4.0% to 13.0%. The following is a summary of the Company’s real estate-related securities as of December 31, 2020 (in thousands):

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Real Estate-Related Securities
	Amortized Cost Basis	Unrealized Gain	Fair Value
CMBS	$37,047	$1,147	$38,194
Total real estate-related securities	$37,047	$1,147	$38,194
The following table provides the activity for the real estate-related securities during the year ended December 31, 2020 (in thousands):

	Amortized Cost Basis	Unrealized Gain	Fair Value
Real estate-related securities as of January 1, 2020	$—	$—	$—
Face value of real estate-related securities acquired	91,440	—	91,440
Premiums and discounts on purchase of real estate-related securities, net of acquisition costs	(14,796)	—	(14,796)
Amortization of discount (premium) on real estate-related securities	57	—	57
Principal payments received on real estate-related securities	(2,571)	—	(2,571)
Sale of real estate-related securities	(37,083)	(510)	(37,593)
Unrealized gain on real estate-related securities	—	1,657	1,657
Real estate-related securities as of December 31, 2020	$37,047	$1,147	$38,194
During the year ended December 31, 2020, the Company invested $76.6 million in CMBS. During the same period, the Company sold $37.1 million in CMBS resulting in net proceeds of $37.6 million and a gain of $510,000. Unrealized gains and losses on real estate-related securities are recorded in other comprehensive (loss) income, with a portion of the amount subsequently reclassified into interest expense and other, net in the accompanying consolidated statements of operations as securities are sold and gains and losses are recognized. During the year ended December 31, 2020, the Company recorded $1.7 million of unrealized gains on its real estate-related securities included in accumulated other comprehensive (loss) income in the accompanying consolidated statement of stockholders’ equity.
The scheduled maturities of the Company’s real estate-related securities as of December 31, 2020 are as follows (in thousands):

	Available-for-sale securities
	Amortized Cost	Estimated Fair Value
Due within one year	$—	$—
Due after one year through five years	27,061	27,461
Due after five years through ten years	—	—
Due after ten years	9,986	10,733
Total	$37,047	$38,194
Actual maturities of real estate-related securities can differ from contractual maturities because borrowers on certain corporate credit securities may have the right to prepay their respective debt obligations at any time. In addition, factors such as prepayments and interest rates may affect the yields on such securities.
In estimating credit losses related to real estate-related securities, management considers a variety of factors, including (1) whether the Company has the intent to sell the impaired security before the recovery of its amortized cost basis, (2) whether the Company expects to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value, and (3) whether the Company expects to recover the entire amortized cost basis of the security. As of December 31, 2020, the Company had no credit losses related to real estate-related securities.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 7 — LOANS HELD-FOR-INVESTMENT
The Company’s loans held-for-investment consisted of the following as of December 31, 2020 and 2019 (dollar amounts in thousands):

	As of December 31,
	2020	2019
Mezzanine loans	$147,475	$146,060
Senior loans	341,546	152,820
Total CRE loans-held-for-investment and related receivables, net	489,021	298,880
Broadly syndicated loans	473,603	2,750
Loans held-for-investment and related receivables, net	$962,624	$301,630

Less: Allowance for credit losses	$(70,358)	$—
Total loans-held-for-investment and related receivable, net	$892,266	$301,630
During the year ended December 31, 2020, the Company invested $582.7 million in broadly syndicated loans. During the same period, the Company received $71.8 million of principal payments on broadly syndicated loans and sold $42.0 million of broadly syndicated loans, resulting in proceeds of $39.9 million after closing costs and a loss of $737,000. The loss was recorded as an increase to interest expense and other, net in the consolidated statements of operations. As of December 31, 2020, the Company had $41.0 million of unsettled broadly syndicated loan purchases included in cash and cash equivalents in the accompanying consolidated balance sheet.
As of December 31, 2020, the Company had $169.1 million of unfunded commitments related to CRE loans held-for-investment, the funding of which is subject to the satisfaction of borrower milestones. These commitments are not reflected in the accompanying consolidated balance sheet.
The following table details overall statistics for the Company’s loans held-for-investment as of December 31, 2020 and 2019 (dollar amounts in thousands):

	CRE Loans (1) (2)		Broadly Syndicated Loans
	As of December 31,		As of December 31,
	2020	2019	2020	2019
Number of loans	12	11	194	1
Principal balance	$481,438	$297,357	$477,777	$2,750
Net book value	$428,393	$298,880	$463,873	$2,750
Weighted-average interest rate	7.5%	8.9%	3.8%	4.5%
Weighted-average maximum years to maturity	2.2	2.9	4.9	5.2
____________________________________
(1)    As of December 31, 2020, 100% of the Company’s loans by principal balance earned a floating rate of interest, primarily indexed to U.S. dollar LIBOR.
(2)    Maximum maturity date assumes all extension options are exercised by the borrowers; however, the Company’s CRE loans may be repaid prior to such date.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Activity relating to the Company’s loans held-for-investment portfolio was as follows for the years ended December 31, 2020 and 2019 (dollar amounts in thousands):

	Principal Balance	Deferred Fees / Other Items (1)	Loan Fees Receivable	Net Book Value
Balance, January 1, 2019	$89,679	$(6,540)	$6,623	$89,762
Loan originations and acquisitions	219,096	(417)	1,085	219,764
Principal repayments received	(17,186)	—	—	(17,186)
Capitalized interest (2)	8,546	—	—	8,546
Deferred fees and other items	—	(1,531)	(166)	(1,697)
Accretion and amortization of fees and other items	—	2,441	—	2,441
Balance, December 31, 2019	$300,135	$(6,047)	$7,542	$301,630
Loan originations and acquisitions	820,015	(5)	5	820,015
Cure payments receivable (3)	—	7,351	—	7,351
Sale of loans	(42,031)	1,392	—	(40,639)
Principal repayments received (4)	(119,443)	—	—	(119,443)
Capitalized interest (2)	539	—	—	539
Deferred fees and other items	—	(8,969)	(380)	(9,349)
Accretion and amortization of fees and other items	—	2,520	—	2,520
Allowance for credit losses (5)	—	(70,358)	—	(70,358)
Balance, December 31, 2020	$959,215	$(74,116)	$7,167	$892,266
____________________________________
(1)Other items primarily consist of purchase discounts or premiums, accretion of exit fees and deferred origination expenses.
(2)Represents accrued interest on loans whose terms do not require a current cash payment of interest.
(3)Represents operating expenses related to the mezzanine loans paid by the Company on the borrower’s behalf in connection with the foreclosure proceedings that commenced during the year ended December 31, 2020, as further discussed below in “Allowance for Credit Losses.”
(4)Includes the repayment of a $40.8 million senior loan prior to the maturity date.
(5)Includes the initial allowance for credit losses against the loans held-for-investment recorded on January 1, 2020 and the increase in allowance for credit losses related to its loans held-for-investment during the year ended December 31, 2020, as further discussed below in “Allowance for Credit Losses.”
Allowance for Credit Losses
The allowance for credit losses reflects the Company’s current estimate of potential credit losses related to the loans held-for-investment included in the Company’s consolidated balance sheets. Refer to Note 2 — Summary of Significant Accounting Policies for further discussion of the Company’s allowance for credit losses.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the activity in the Company’s allowance for credit losses by loan type for the year ended December 31, 2020 (dollar amounts in thousands):

	Mezzanine Loans	Senior Loans	Broadly Syndicated Loans	Total
Allowance for credit losses as of December 31, 2019	$—	$—	$—	$—
Transition adjustment on January 1, 2020	1,494	468	40	2,002
Provision for credit losses	13,047	341	4,389	17,777
Allowance for credit losses as of March 31, 2020	14,541	809	4,429	19,779
Provision for credit losses	6,728	(317)	1,494	7,905
Allowance for credit losses as of June 30, 2020	21,269	492	5,923	27,684
Provision for credit losses	3,601	1,390	2,364	7,355
Allowance for credit losses as of September 30, 2020	24,870	1,882	8,287	35,039
Provision for credit losses	33,168	708	1,443	35,319
Allowance for credit losses as of December 31, 2020	$58,038	$2,590	$9,730	$70,358
The Company’s initial allowance for credit losses against the loans held-for-investment of $2.0 million recorded on January 1, 2020 is reflected as a direct charge to retained earnings on the Company’s consolidated statements of stockholders’ equity; however, subsequent changes to the allowance for credit losses are recognized through net income on the Company’s consolidated statements of operations. During the year ended December 31, 2020, the Company recorded a $68.4 million increase in allowance for credit losses related to its loans held-for-investment, bringing the total allowance for credit losses to $70.4 million as of December 31, 2020.
During the year ended December 31, 2019, the borrower on the Company’s eight mezzanine loans, which represents approximately 3.3% of total assets as of December 31, 2020, became delinquent on certain required reserve payments. During the three months ended March 31, 2020, the borrower remained delinquent on the required reserve payments and became delinquent on principal and interest. Additionally, during the three months ended June 30, 2020, the fair value of the collateral, which is based on comparable market sales, further decreased compared to the amortized cost basis. During the three months ended September 30, 2020, the Company commenced foreclosure proceedings to take control of the condominium properties in New York securing the mezzanine loans. As a result of this activity related to the Company’s mezzanine loans, the Company recorded a net increase to its provision for credit losses on the four loans of $58.0 million during the year ended December 31, 2020 to reflect the estimated fair value of the collateral, which included a $7.4 million provision for credit losses associated with a cure payments receivable for operating expenses paid by the Company on the borrower’s behalf during the year ended December 31, 2020. Subsequent to December 31, 2020, the Company completed foreclosure proceedings to take control of the properties securing its mezzanine loans, as discussed in Note 19 — Subsequent Events.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s primary credit quality indicator is its risk ratings, which are further discussed above. The following table presents the net book value of the Company’s loans-held-for-investment portfolio as of December 31, 2020 by year of origination, loan type, and risk rating (dollar amounts in thousands):

		Amortized Cost of Loans Held-For-Investment by Year of Origination (1)
		As of December 31, 2020
	Number of Loans	2020	2019	2018	Total
Mezzanine loans by internal risk rating:
1	—	$—	$—	$—	$—
2	—	—	—	—	—
3	—	—	—	—	—
4	—	—	—	—	—
5	8	—	57,045	90,430	147,475
Total mezzanine loans	8	—	57,045	90,430	147,475
Senior loans by internal risk rating:
1	—	—	—	—	—
2	—	—	—	—	—
3	4	225,822	115,724	—	341,546
4	—	—	—	—	—
5	—	—	—	—	—
Total senior loans	4	225,822	115,724	—	341,546
Broadly syndicated loans by internal risk rating:
1	—	—	—	—	—
2	3	6,880	—	—	6,880
3	189	456,711	2,739	—	459,450
4	2	7,273	—	—	7,273
5	—	—	—	—	—
Total broadly syndicated loans	194	470,864	2,739	—	473,603
Less: Allowance for credit losses					(70,358)
Total loans-held-for-investment and related receivables, net	206				$892,266
Weighted Average Risk Rating (2)					3.3
____________________________________
(1)Date loan was originated or acquired by the Company. Origination dates are subsequently updated to reflect material loan modifications.
(2)Weighted average risk rating calculated based on carrying value at period end.
NOTE 8 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. During the year ended December 31, 2020, one of the Company’s interest rate swap agreements was partially terminated prior to the maturity date, resulting in a loss of $97,000. The loss was recorded as an increase to interest expense and other, net included in the accompanying consolidated statements of operations. In addition, the Company assumed two interest rate swap agreements in connection with the Mergers. As of December 31, 2020, the Company had five interest rate swap agreements designated as hedging instruments.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the terms of the Company’s interest rate swap agreements designated as hedging instruments as of December 31, 2020 and 2019 (dollar amounts in thousands):

		Outstanding Notional				Fair Value of Liabilities as of
	Balance Sheet	Amount as of	Interest	Effective	Maturity	December 31,	December 31,
	Location	December 31, 2020	Rates (1)	Dates	Dates	2020	2019 (2)
Interest Rate Swaps	Derivative liabilities, deferred rental income and other liabilities	$1,085,266	2.55% to 4.50%	6/29/2016 to 5/27/2020	3/15/2021 to 3/27/2023	$(12,308)	$(4,181)
____________________________________
(1)The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of December 31, 2020.
(2)As of December 31, 2019, the Company had two interest rate swap agreements in an asset position with a notional amount of $60.0 million and a fair value of $261,000 included in prepaid expenses and other assets on the consolidated balance sheets.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the derivative instruments that are designated as hedges is recorded in other comprehensive (loss) income, with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the year ended December 31, 2020, the amount of loss reclassified from other comprehensive (loss) income as an increase to interest expense was $12.3 million. For the years ended December 31, 2019 and 2018, the amount of gains reclassified from other comprehensive (loss) income as a decrease to interest expense was $3.5 million and $4.3 million, respectively. The total unrealized loss on interest rate swaps of $12.3 million and $3.9 million as of December 31, 2020 and 2019, respectively, and the total unrealized gain on interest rate swaps of $11.0 million as of December 31, 2018 is included in accumulated other comprehensive income (loss) in the accompanying consolidated statement of stockholders’ equity. During the next 12 months, the Company estimates that $3.3 million will be reclassified from other comprehensive (loss) income as an increase to interest expense. The Company includes cash flows from interest rate swap agreements in net cash flows provided by operating activities on its consolidated statements of cash flows, as the Company’s accounting policy is to present cash flows from hedging instruments in the same category in its consolidated statements of cash flows as the category for cash flows from the hedged items.
The Company has agreements with each of its derivative counterparties that contain provisions whereby if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value, inclusive of interest payments and accrued interest of $13.1 million as of December 31, 2020. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of December 31, 2020.
NOTE 9 — CREDIT FACILITIES, NOTES PAYABLE AND REPURCHASE FACILITIES
As of December 31, 2020, the Company had $2.1 billion of debt outstanding, including net deferred financing costs, with a weighted average years to maturity of 1.9 years and a weighted average interest rate of 3.4%. The weighted average years to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the debt balances as of December 31, 2020 and 2019, and the debt activity for the year ended December 31, 2020 (in thousands):

		During the Year Ended December 31, 2020
	Balance as of December 31, 2019	Debt Issuances & Assumptions (1)		Repayments & Modifications (2)		Accretion & (Amortization)	Balance as of December 31, 2020
Notes payable	$726,261	$92,212	(5)	$(240,377)		$—	$578,096
Credit facilities	885,000	629,025	(6)	(177,525)		—	1,336,500
Repurchase facilities	—	235,380		—		—	235,380
Total debt	1,611,261	956,617		(417,902)		—	2,149,976
Net premiums (3)	241	—		—		(92)	149
Deferred costs – credit facility (4)	(3,933)	(1,440)		—	(7)	1,830	(3,543)
Deferred costs – fixed rate debt	(2,709)	—		186	(7)	934	(1,589)
Total debt, net	$1,604,860	$955,177		$(417,716)		$2,672	$2,144,993
____________________________________
(1)Includes deferred financing costs incurred during the period.
(2)In connection with the repayment of certain mortgage notes, the Company recognized a loss on extinguishment of debt of $4.8 million during the year ended December 31, 2020.
(3)Net premiums on mortgage notes payable were recorded upon the assumption of the respective debt instruments. Amortization of these net premiums is recorded as a reduction to interest expense over the remaining term of the respective debt instruments using the effective-interest method.
(4)Deferred costs related to the term portion of the CMFT Credit Facility (as defined below).
(5)Represents fixed rate debt assumed upon completion of the Mergers during the year ended December 31, 2020.
(6)Includes credit facility borrowings of $287.5 million assumed upon completion of the Mergers during the year ended December 31, 2020.
(7)Represents deferred financing costs written off during the period resulting from debt repayments prior to the respective maturity dates.
Notes Payable
As of December 31, 2020, the fixed rate debt outstanding of $578.1 million included $53.6 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rates per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 2.6% to 5.0% per annum. The fixed rate debt outstanding matures on various dates from April 2021 through December 2024. Should a loan not be repaid by its scheduled repayment date, the applicable interest rate may increase as specified in the respective loan agreement. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $981.8 million as of December 31, 2020. Each of the mortgage notes payable comprising the fixed rate debt, is secured by the respective properties on which the debt was placed.
Credit Facilities
The Company has a second amended and restated unsecured credit agreement (the “CMFT Second Amended and Restated Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent (“JPMorgan Chase”), and the other lenders party thereto that provides for borrowings of up to $1.24 billion as of December 31, 2020, which includes an $885.0 million unsecured term loan (the “CMFT Term Loan”) and up to $350.0 million in unsecured revolving loans (the “CMFT Revolving Loans” and collectively, with the CMFT Term Loan, the “CMFT Credit Facility”). The CMFT Credit Facility matures on March 15, 2022.
Depending upon the type of loan specified and overall leverage ratio, the CMFT Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month LIBOR multiplied by the statutory reserve rate (the “Eurodollar Rate”) plus an interest rate spread ranging from 1.65% to 2.25% or (ii) a base rate, ranging from 0.65% to 1.25%, plus the greater of: (a) JPMorgan Chase’s prime rate; (b) the Federal Funds Effective Rate (as defined in the CMFT Second Amended and Restated Credit Agreement) plus 0.50%; or (c) the one-month LIBOR multiplied by the statutory reserve rate plus 1.00%.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On December 21, 2020, as a result of the CCPT V Merger, a subsidiary of the Company assumed CCPT V’s obligations pursuant to the credit agreement by and among Cole Operating Partnership V, LP, the operating partnership of CCPT V (“CCPT V OP”), JPMorgan Chase, as administrative agent, and the lender parties thereto (the “CCPT V Credit Agreement”), including as guarantor under a guaranty provided by CCPT V, and as modified by a modification agreement dated as of May 31, 2018 and subsequently modified following the consummation of the CCPT V Merger by a second modification agreement on December 21, 2020. The CCPT V Credit Agreement allows for borrowings of up to $350.0 million (the “CCPT V Credit Facility”). The CCPT V Credit Facility includes $220.0 million in term loans (the “CCPT V Term Loans”) and up to $130.0 million in revolving loans (the “CCPT V Revolving Loans”). The CCPT V Credit Facility matures on March 15, 2022.
Depending upon the type of loan specified and overall leverage ratio, the CCPT V Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month LIBOR multiplied by the statutory reserve rate (the “Adjusted LIBO Rate”) for the interest period plus an applicable rate ranging from 1.30% to 1.70%; or (ii) a base rate ranging from 0.30% to 0.70%, plus the greater of: (a) JPMorgan Chase’s Prime Rate (as defined in the CCPT V Credit Agreement); (b) the NYFRB Rate (as defined in the CCPT V Credit Agreement) plus 0.50%; or (c) the Adjusted LIBO Rate for a period of one month plus 1.0%.
As of December 31, 2020, there were no amounts outstanding under the CMFT Revolving Loans or the CCPT V Revolving Loans (collectively, the “Revolving Loans”). As of December 31, 2020, the CMFT Term Loan and CCPT V Term Loans (collectively, the “Term Loans”) outstanding totaled $1.1 billion, $1.0 billion of which is subject to interest rate swap agreements (the “Swapped Term Loans”). The interest rate swap agreements had the effect of fixing the Eurodollar Rate per annum of the Swapped Term Loans at an all-in rate of 3.9%. As of December 31, 2020, the Company had $1.1 billion outstanding under the CMFT Credit Facility and CCPT V Credit Facility (collectively, the “Credit Facilities”) at a weighted average interest rate of 3.7% and $480.0 million in unused capacity, subject to borrowing availability. The Company had available borrowings of $135.5 million as of December 31, 2020.
The CMFT Second Amended and Restated Credit Agreement and the CCPT V Credit Agreement (collectively, the “Credit Agreements”) contain provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the CMFT Second Amended and Restated Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to the sum of (i) $1.75 billion under the CMFT Second Amended and Restated Credit Agreement and a leverage ratio less than or equal to 60%. The CCPT V Credit Agreement requires the Company to maintain a minimum consolidated net worth not less than $225.0 million plus 75% of the equity issued by the Company and a net leverage ratio less than or equal to 60%. Each of the Credit Agreements require the Company to maintain a fixed charge coverage ratio greater than 1.50, an unsecured debt to unencumbered asset value ratio equal to or less than 60%, an unsecured debt service coverage ratio greater than 1.75, a secured debt ratio equal to or less than 40% and the amount of secured debt that is recourse debt at no greater than 15% of total asset value. The Company believes it was in compliance with the financial covenants under the CMFT Second Amended and Restated Credit Agreement and the CCPT V Credit Agreement, as well as the financial covenants under the Company’s various fixed and variable rate debt agreements, as of December 31, 2020, with the exception of one mortgage note serviced by PNC Bank, N.A (“PNC Bank”) where the Company failed to meet the debt service coverage ratio covenant under the mortgage at December 31, 2020. Additionally, the Company previously failed to meet the debt service coverage ratio covenant under one mortgage note serviced by Wells Fargo, N.A. (“Wells Fargo”) as of September 30, 2020, but subsequently passed and was in compliance with this covenant as of December 31, 2020. Pursuant to the loan agreements, non-compliance with the debt service coverage ratio covenant triggers a cash sweep of the underlying property’s operating cash flow, which was waived by PNC Bank during the year ended December 31, 2020. As of December 31, 2020, Wells Fargo had not initiated a cash sweep of the underlying property’s operating cash flow.
On December 31, 2019 (the “Closing Date”), CMFT Corporate Credit Securities, LLC, an indirect wholly-owned, bankruptcy-remote subsidiary of the Company, entered into a revolving credit and security agreement (the “Credit and Security Agreement”) with the lenders from time to time parties thereto, Citibank, N.A. (“Citibank”), as administrative agent, CMFT Securities Investments, LLC, a wholly-owned subsidiary of the Company, as equityholder and as collateral manager, Citibank (acting through its Agency & Trust division), as both a collateral agent and as a collateral custodian, and Virtus Group, LP, as collateral administrator. The Credit and Security Agreement provides for borrowings in an aggregate principal amount up to $500.0 million (the “Credit Securities Revolver”), which may be increased from time to time pursuant to the Credit and Security Agreement. As of December 31, 2020, the amounts borrowed and outstanding under the Credit Securities Revolver totaled $231.5 million at a weighted average interest rate of 1.9%.
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
Repurchase Facilities
On June 4, 2020, CMFT RE Lending RF Sub CB, LLC, an indirect wholly-owned subsidiary of the Company, entered into a Master Repurchase Agreement with Citibank (the “Citibank Repurchase Agreement”), which provides up to $300.0 million of financing primarily through Citibank’s purchase of the Company’s CRE mortgage loans and future funding advances (the “Citibank Repurchase Facility”). Additionally, on September 21, 2020, CMFT RE Lending RF Sub BB, LLC, an indirect wholly-owned subsidiary of the Company, entered into a second Master Repurchase Agreement with Barclays Bank PLC (“Barclays”) (the “Barclays Repurchase Agreement”), which provides up to $500.0 million of financing primarily through Barclays’ purchase of the Company’s CRE mortgage loans and future funding advances (the “Barclays Repurchase Facility”, and collectively with the Citibank Repurchase Facility, the “Repurchase Facilities”). The Citibank Repurchase Agreement and the Barclays Repurchase Agreement (collectively, the “Repurchase Agreements”) provide for simultaneous agreements by Citibank and Barclays to re-sell such purchased CRE mortgage loans back to CMFT RE Lending RF Sub CB, LLC and CMFT RE Lending RF Sub BB, LLC (collectively, the “CMFT Lending Subs”) at a certain future date or upon demand. Advances under the Repurchase Agreements accrue interest at per annum rates based on the one-month LIBOR, plus a spread ranging from 2.00% to 2.40% to be determined on a case-by-case basis between Citibank or Barclays and the CMFT Lending Subs. The Repurchase Facilities mature on various dates between June 2023 and September 2023, with two one-year extension options, subject to certain conditions set forth in the Repurchase Agreements.
In connection with the Repurchase Agreements, the Company (as the guarantor) entered into guaranties with Citibank and Barclays (the “Guaranties”), under which the Company agreed to guarantee up to 25% of the CMFT Lending Subs’ obligations under the Repurchase Agreements. As of December 31, 2020, the Company had four senior loans with an aggregate carrying value of $341.5 million financed with $235.4 million under the Repurchase Facilities, $109.1 million of which was financed under the Barclays Repurchase Facility at a weighted average interest rate of 2.9%, and $126.3 million of which was financed under the Citibank Repurchase Facility at a weighted average interest rate of 2.3%.
The Repurchase Agreements and the Guaranties contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. In addition, the Guaranties contains financial covenants that require the Company to maintain: (i) minimum liquidity of not less than the lower of (a) $50.0 million and (b) the greater of (A) $10.0 million and (B) 5% of the Company’s recourse indebtedness, as defined in the Guaranties; (ii) minimum consolidated net worth greater than or equal to $1.0 billion plus (a) 75% of the equity issued by the Company following the respective closing dates of the Repurchase Agreements (the “Repurchase Closing Dates”) minus (b) the aggregate amount of any redemptions or similar transaction by the Company from the Repurchase Closing Dates; (iii) maximum leverage ratio of total indebtedness to total equity less than or equal to 80%; and (iv) minimum interest coverage ratio of EBITDA (as defined in the Guaranties) to interest expense equal to or greater than 1.40. The Company believes it was in compliance with the financial covenants under the Repurchase Agreements as of December 31, 2020.
Maturities
Liquidity and Financial Condition — As of December 31, 2020, the Company had $1.2 billion of debt maturing within the next 12 months following the date these financial statements are issued. The Company expects to enter into new financing arrangements or refinance existing arrangements to meet its obligations as they become due, which management believes is probable based on the current loan-to-value ratios, the occupancy of the Company’s properties and assessment of the current lending environment. The Company believes cash on hand, proceeds from real estate asset dispositions, net cash provided by operations, borrowings available under the credit facilities or the entry into new financing arrangements will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt subsequent to December 31, 2020 (in thousands):

Year Ending December 31,	Principal Repayments
2021	$138,210
2022	1,134,391
2023	554,783
2024	322,592
2025	—
Thereafter	—
Total	$2,149,976
NOTE 10 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the years ended December 31, 2020, 2019 and 2018 are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$10,969	$16,510	$16,518
Accrued capital expenditures	$160	$1,165	$557
Interest income capitalized to loans held-for-investment	$539	$8,546	$384
Common stock issued through distribution reinvestment plan	$34,191	$82,388	$91,764
Common stock issued in connection with the Mergers	$384,319	$—	$—
Change in fair value of interest rate swaps	$727	$(14,913)	$3,875
Interest rate swaps assumed in the Mergers	$(9,115)	$—	$—
Mortgage notes assumed by buyer in real estate disposition	$—	$(205,765)	$—
Debt assumed in the Mergers	$379,737	$—	$—
Real estate assets acquired in the Mergers	$761,326	$—	$—
Assets assumed in the Mergers	$4,424	$—	$—
Liabilities assumed in the Mergers	$6,389	$—	$—
Supplemental Cash Flow Disclosures:
Interest paid	$60,990	$97,418	$93,424
Cash paid for taxes	$1,243	$1,218	$1,475
NOTE 11 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation and claims. The Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or of which the Company’s properties are the subject.
Unfunded Commitments
As of December 31, 2020, the Company had $169.1 million of unfunded commitments related to its existing CRE loans held-for-investment. These commitments are not reflected in the accompanying consolidated balance sheet.
Unsettled Broadly Syndicated Loans
As of December 31, 2020, the Company had $41.0 million of unsettled broadly syndicated loan acquisitions and $2.6 million of unsettled broadly syndicated loan sales, none of which settled subsequent to December 31, 2020. Unsettled acquisitions are included in cash and cash equivalents in the accompanying consolidated balance sheet.

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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Incentive compensation
Pursuant to the Management Agreement, beginning on August 20, 2019, CMFT Management is entitled to receive incentive compensation, payable with respect to each quarter, which is generally equal to the excess of (a) the product of (i) 20% and (ii) the excess of (A) Core Earnings (as defined in the Management Agreement) of the Company for the previous 12-month period, over (B) the product of (1) the Company’s Consolidated Equity (as defined in the Management Agreement) in the previous 12-month period, and (2) 7% per annum, over (b) the sum of any incentive compensation paid to CMFT Management with respect to the first three calendar quarters of such previous 12-month period (or such lesser number of completed calendar quarters preceding the applicable period, if applicable). During the year ended December 31, 2020, no incentive compensation fees were incurred.
In addition, the Investment Advisor is eligible to receive a portion of the incentive compensation payable to CMFT Management pursuant to the Management Agreement. In the event that the incentive compensation is earned and payable with respect to any quarter, CMFT Management calculates the portion of the incentive compensation that was attributable to the Managed Assets and payable to the Investment Advisor. Pursuant to the Investment Advisory and Management Agreement, CMFT Securities reimburses the Investment Advisor for costs and expenses incurred by the Investment Advisor on its behalf.
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
Subordinated performance fees
Pursuant to the Prior Advisory Agreement, through August 20, 2019, if the Company was sold or its assets were liquidated, CMFT Management was entitled to receive a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after stockholders received, from regular distributions plus special distributions paid from proceeds of such sale, a return of their net capital invested and an 8.0% annual cumulative, non-compounded return. Alternatively through August 20, 2019, if the Company’s shares were listed on a national securities exchange, CMFT Management was entitled to a subordinated performance fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing, exceeded the sum of the total amount of capital raised from stockholders and the amount of distributions necessary to generate an 8.0% annual cumulative, non-compounded return to stockholders. As an additional alternative, upon termination of the Prior Advisory Agreement, CMFT Management was entitled to a subordinated performance fee similar to the fee to which CMFT Management would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination. During each of the years ended December 31, 2020, 2019 and 2018, no subordinated performance fees were incurred related to any such events.
The Company recorded fees and expense reimbursements as shown in the table below for services provided by CMFT Management or its affiliates related to the services described above during the periods indicated (in thousands):

	Year Ended December 31,
	2020		2019		2018
Management fees and expenses	$44,744		$16,350	(1)	$—
Acquisition fees and expenses	$550		$2,110		$2,749
Disposition fees	$434		$3,967		$478
Advisory fees and expenses	$—		$25,989		$43,399
Operating expenses	$3,651	(2)	$3,594		$5,163
____________________________________
(1)     Includes manager reimbursements incurred subject to the Management Agreement.
(2)     Includes $308,000 of merger-related expenses incurred subject to the Merger Agreements and the terminated CCIT II Merger Agreement, net of $260,000 which was reimbursed by CCIT II.
Of the amounts shown above, $14.7 million and $14.5 million had been incurred, but not yet paid, for services provided by CMFT Management or its affiliates in connection with the management and operating activities during the years ended December 31, 2020 and 2019, respectively, and such amounts were recorded as liabilities of the Company as of such dates.
Due to Affiliates
As of December 31, 2020 and 2019, $14.7 million and $14.5 million, respectively, had been incurred primarily for operating expenses by CMFT Management or its affiliates, but had not yet been reimbursed by the Company. These amounts were included in due to affiliates in the consolidated balance sheets for such periods.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 14 — STOCKHOLDERS’ EQUITY
As of December 31, 2020, 2019 and 2018, the Company was authorized to issue $600.0 million of shares of common stock under the Secondary DRIP Offering. All shares of such stock have a par value of $0.01 per share. The par value of stockholder proceeds raised from the DRIP Offerings is classified as common stock, with the remainder allocated to capital in excess of par value.
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
On December 21, 2020, in connection with the consummation of the Mergers, the Company issued 52.6 million shares of common stock for consideration of $7.31 per share.
Distribution Reinvestment Plan
Pursuant to the Amended DRIP, the Company allows stockholders to elect to have their distributions reinvested in additional shares of the Company’s common stock at the most recent estimated per share NAV as determined by the Board. The Board may terminate or amend the Secondary DRIP Offering at the Company’s discretion at any time upon ten days’ prior written notice to the stockholders. In connection with the Mergers, on August 30, 2020, the Board approved the suspension of the Amended DRIP, and, therefore, distributions paid after that date were paid in cash to all stockholders until the Amended DRIP was reinstated, effective April 1, 2021, by the Board on March 25, 2021. During the years ended December 31, 2020, 2019 and 2018, approximately 4.2 million, 9.3 million and 9.6 million shares were purchased under the DRIP Offerings for approximately $34.2 million, $82.4 million and $91.8 million, respectively, which were recorded as redeemable common stock on the consolidated balance sheets prior to the suspension of the Amended Share Redemption Program.
Share Redemption Program
The Company’s Amended Share Redemption Program permits its stockholders to sell their shares back to the Company after they have held them for at least one year, subject to the significant conditions and limitations described below.
The Amended Share Redemption Program provides that the Company will redeem shares of its common stock from requesting stockholders, subject to the terms and conditions of the Amended Share Redemption Program. The Company will limit the number of shares redeemed pursuant to the Amended Share Redemption Program as follows: (1) the Company will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid; and (2) funding for the redemption of shares will be limited, among other things, to the net proceeds the Company receives from the sale of shares under the DRIP Offerings, net of shares redeemed to date. In an effort to accommodate redemption requests throughout the calendar year, the Company intends to limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter, and funding for redemptions for each quarter generally will be limited to the net proceeds the Company receives from the sale of shares in the respective quarter under the DRIP Offerings.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company redeems shares no later than the end of the month following the end of each fiscal quarter. Requests for redemption must be received on or prior to the end of the fiscal quarter in order for the Company to repurchase the shares in the month following the end of that fiscal quarter. The Board may amend, suspend or terminate the Amended Share Redemption Program at any time upon 30 days’ prior written notice to the stockholders. In connection with the Mergers, the Board approved the suspension of the Company’s Amended Share Redemption Program on August 30, 2020, and, therefore, no shares were redeemed from the Company’s stockholders after that date until the Amended Share Redemption Program was reinstated, effective April 1, 2021, by the Board on March 25, 2021. During the years ended December 31, 2020, 2019 and 2018, the Company redeemed approximately 6.0 million, 9.5 million and 9.8 million shares, respectively, under the share redemption program then in effect for $48.1 million, $84.1 million and $93.8 million, respectively. During the year ended December 31, 2020, redemption requests relating to approximately 44.5 million shares went unfulfilled.
Distributions Payable and Distribution Policy
Prior to April 1, 2020, on a quarterly basis, the Board authorized a daily distribution for the succeeding quarter. The Board authorized the following daily distribution amounts per share for the periods indicated below:

Period Commencing	Period Ending	Daily Distribution Amount
April 14, 2012	December 31, 2012	$0.001707848
January 1, 2013	December 31, 2015	$0.001712523
January 1, 2016	December 31, 2016	$0.001706776
January 1, 2017	December 31, 2019	$0.001711452
January 1, 2020	March 31, 2020	$0.001706776
On April 20, 2020, the Board decided to make a determination as to the amount and timing of distributions on a monthly, instead of a quarterly, basis until such time that the Company has greater visibility into the impact that the COVID-19 pandemic will have on tenants’ ability to continue to pay rent on their leases on a timely basis or at all, the degree to which federal, state or local governmental authorities grant rent relief or other relief or amnesty programs applicable to the Company’s tenants, the Company’s ability to access the capital markets, and on the United States and worldwide financial markets and economy. On March 25, 2021, the Board resumed declaring distributions on a quarterly basis by declaring a monthly per share distribution for the months of March, April, May and June 2021. Since April 1, 2020, the Board authorized the following monthly distribution amounts per share for the periods indicated below:

Record Date	Distribution Amount
April 30, 2020	$0.0130
May 31, 2020	$0.0130
June 30, 2020	$0.0161
July 30, 2020	$0.0304
August 28, 2020	$0.0303
September 29, 2020	$0.0303
October 29, 2020	$0.0303
November 27, 2020	$0.0303
December 30, 2020	$0.0303
January 28, 2021	$0.0303
February 25, 2021	$0.0303
March 29, 2021	$0.0303
April 29 2021	$0.0303
May 28, 2021	$0.0303
June 29, 2021	$0.0303
As of December 31, 2020, the Company had distributions payable of $11.0 million.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Equity-Based Compensation
On August 10, 2018, the Board approved the adoption of the Company’s 2018 Equity Incentive Plan (the “Plan”), under which 400,000 of the Company’s shares of common stock were reserved for issuance and awards of approximately 345,000 shares of common stock are available for future grant at December 31, 2020. Under the Plan, the Board or a committee designated by the Board has the authority to grant restricted stock awards or deferred stock awards to non-employee directors of the Company, which will further align such directors’ interests with the interests of the Company’s stockholders. The Board or committee also has the authority to determine the terms of any award granted pursuant to the Plan, including vesting schedules, restrictions and acceleration of any restrictions. The Plan may be amended or terminated by the Board at any time. The Plan expires on August 9, 2028.
As of December 31, 2020, the Company has granted awards of approximately 11,000 restricted shares to each of the independent members of the Board (approximately 54,500 restricted shares in aggregate) under the Plan. As of December 31, 2020, 32,500 of the restricted shares had vested based on one year of continuous service. The remaining 22,000 restricted shares issued had not vested or been forfeited as of December 31, 2020. The fair value of the Company’s share awards is determined using the Company’s per share NAV on the date of grant. Compensation expense related to the restricted shares is recognized over the vesting period. The Company recorded compensation expense of $160,000 and $138,000 for the years ended December 31, 2020 and 2019, respectively, related to the restricted shares which is included in general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2020, there was $121,000 of total unrecognized compensation expense related to these restricted shares, which will be recognized ratably over the remaining period of service prior to October 2021.
NOTE 15 — INCOME TAXES
For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nondividend distributions. Nondividend distributions will reduce U.S stockholders’ basis (but not below zero) in their shares.
The following table shows the character of the distributions the Company paid on a percentage basis for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
Character of Distributions:	2020	2019	2018
Ordinary dividends	—%	39%	52%
Nondividend distributions	100%	7%	48%
Capital gain distributions	—%	54%	—%
Total	100%	100%	100%
During the years ended December 31, 2020, 2019 and 2018, the Company incurred state and local income and franchise taxes of $568,000, $1.5 million, and $1.4 million, respectively, which were recorded in general and administrative expenses in the consolidated statements of operations.
The Company had no unrecognized tax benefits as of or during the years ended December 31, 2020 and 2019. Any interest and penalties related to unrecognized tax benefits would be recognized within the provision for income taxes in the accompanying consolidated statements of operations. The Company files income tax returns in the U.S. federal jurisdiction, as well as various state jurisdictions, and is subject to routine examinations by the respective tax authorities.
NOTE 16 — LEASES
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2020, the Company’s leases had a weighted-average remaining term of 8.8 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As of December 31, 2020, the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, was as follows (in thousands):

Year Ending December 31,	Future Minimum Rental Income
2021	$255,071
2022	249,576
2023	232,486
2024	212,373
2025	192,954
Thereafter	1,242,601
Total	$2,385,061
A certain amount of the Company’s rental and other property income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the years ended December 31, 2020, 2019 and 2018, the amount of the contingent rent earned by the Company was not significant.
Rental and other property income during the years ended December 31, 2020, 2019 and 2018 consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Fixed rental and other property income (1)	$221,445	$342,453	$368,847
Variable rental and other property income (2)	40,085	50,771	60,789
Total rental and other property income	$261,530	$393,224	$429,636
__________________________________
(1)Consists primarily of fixed contractual payments from operating leases with tenants recognized on a straight-line basis over the lease term, including amortization of acquired above- and below-market leases, and is net of uncollectible lease-related receivables.
(2)Consists primarily of tenant reimbursements for recoverable real estate taxes and property operating expenses, and percentage rent.
The Company has one property subject to a non-cancelable operating ground lease with a remaining term of 12.7 years, with a lease liability (in deferred rental income and other liabilities) and a related ROU asset (in prepaid expenses, derivative assets and other assets) of $2.7 million in the consolidated balance sheets. The lease liability and ROU asset were initially measured at the present value of the future minimum lease payments using a discount rate of 4.3%. This reflects the Company’s incremental borrowing rate, which was calculated based on the interest rate the Company would incur to borrow on a fully collateralized basis over a term similar to the lease.
The Company recognized $250,000 of ground lease expense during the year ended December 31, 2020, of which $242,000 was paid in cash during the period it was recognized. As of December 31, 2020, the Company’s scheduled future minimum rental payments related to its operating ground lease is approximately $250,000 annually for 2021 through 2025, and $1.9 million thereafter through the maturity date of the lease in August 2033.
NOTE 17 — SEGMENT REPORTING
As of December 31, 2020, the Company determined that it has two reportable segments: real estate and credit. Corporate/other represents all corporate level and unallocated items and includes the Company’s other asset management activities and operating expenses. There were no changes in the structure of the Company’s internal organization that prompted the change in reportable segments. Prior period amounts have been revised to conform to the current year presentation shown below.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables present segment reporting for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31, 2020
	Real Estate	Credit	Corporate/Other	Company Total
Rental and other property income	$261,530	$—	$—	$261,530
Interest income	—	29,393	—	29,393
Total revenues	261,530	29,393	—	290,923

General and administrative	291	2,080	13,014	15,385
Property operating	23,399	—	—	23,399
Real estate tax	27,691	—	—	27,691
Management and advisory fees and expenses	32,164	7,861	4,718	44,743
Transaction-related	346	9	550	905
Depreciation and amortization	80,973	—	—	80,973
Impairment	16,737	—	—	16,737
Provision for credit losses	—	68,356	—	68,356
Total operating expenses	181,601	78,306	18,282	278,189
Gain on disposition of real estate, net	27,518	—	—	27,518
Merger-related expenses	—	—	(2,193)	(2,193)
Merger termination fee income	—	—	7,380	7,380
Operating income (loss)	107,447	(48,913)	(13,095)	45,439
Other expense:
Interest expense and other, net	(21,380)	(5,101)	(37,635)	(64,116)
Loss on extinguishment of debt	(4,394)	—	(447)	(4,841)
Segment net income (loss)	$81,673	$(54,014)	$(51,177)	$(23,518)

Total assets as of December 31, 2020	$3,405,590	$949,764	$104,255	$4,459,609

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2019
	Real Estate	Credit	Corporate/Other	Company Total
Rental and other property income	$393,224	$—	$—	$393,224
Interest income	—	20,132	—	20,132
Total revenues	393,224	20,132	—	413,356

General and administrative	428	10	13,291	13,729
Property operating	33,462	—	—	33,462
Real estate tax	32,196	—	—	32,196
Management and advisory fees and expenses	35,557	1,688	5,094	42,339
Transaction-related	288	1,242	748	2,278
Depreciation and amortization	107,867	—	—	107,867
Impairment	72,939	—	—	72,939
Total operating expenses	282,737	2,940	19,133	304,810
Gain on disposition of real estate, net	180,666	—	—	180,666
Operating income (loss)	291,153	17,192	(19,133)	289,212
Other expense:
Interest expense and other, net	(45,606)	(19)	(53,340)	(98,965)
Loss on extinguishment of debt	(6,482)	—	(745)	(7,227)
Segment net income (loss)	239,065	17,173	(73,218)	183,020
Segment net income (loss) attributable to non-controlling interest	121	—	—	121
Segment net income (loss) attributable to the Company	$238,944	$17,173	$(73,218)	$182,899

Total assets as of December 31, 2019	$2,895,609	$551,805	$221,209	$3,668,623

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2018
	Real Estate	Credit	Corporate/Other	Company Total
Rental and other property income	$429,636	$—	$—	$429,636
Interest income	—	1,640	—	1,640
Total revenues	429,636	1,640	—	431,276

General and administrative	502	—	13,625	14,127
Property operating	30,267	—	—	30,267
Real estate tax	37,898	—	—	37,898
Management and advisory fees and expenses	38,032	53	5,314	43,399
Transaction-related	85	1,786	730	2,601
Depreciation and amortization	140,979	—	—	140,979
Impairment	32,975	—	—	32,975
Total operating expenses	280,738	1,839	19,669	302,246
Gain on disposition of real estate, net	6,299	—	—	6,299
Operating income (loss)	155,197	(199)	(19,669)	135,329
Other expense:
Interest expense and other, net	(49,458)	—	(48,413)	(97,871)
Loss on extinguishment of debt	(46)	—	—	(46)
Segment net income (loss)	105,693	(199)	(68,082)	37,412
Segment net income (loss) attributable to non-controlling interest	134	—	—	134
Segment net income (loss) attributable to the Company	$105,559	$(199)	$(68,082)	$37,278

Total assets as of December 31, 2018	$4,502,999	$90,788	$23,584	$4,617,371
NOTE 18 — QUARTERLY RESULTS (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2020 and 2019 (in thousands, except for per share amounts). In the opinion of management, the information for the interim periods presented includes all adjustments which are of a normal and recurring nature, necessary to present a fair presentation of the results for each period.

	December 31, 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$74,007	$67,296	$72,642	$76,978
Net (loss) income	$(12,175)	$(3,746)	$4,179	$(11,776)
Basic and diluted net (loss) income per common share (1)	$(0.04)	$(0.01)	$0.01	$(0.04)
____________________________________
(1)The Company calculates net (loss) income per share based on the weighted-average number of outstanding shares of common stock during the reporting period. The average number of shares fluctuates throughout the year and can therefore produce a full year result that does not agree to the sum of the individual quarters.

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
____________________________________

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(1)The Company calculates net income per share based on the weighted-average number of outstanding shares of common stock during the reporting period. The average number of shares fluctuates throughout the year and can therefore produce a full year result that does not agree to the sum of the individual quarters.
NOTE 19 — SUBSEQUENT EVENTS
Distribution Reinvestment Plan and Share Redemption Program
On March 25, 2021, the Board reinstated the Amended DRIP and Amended Share Redemption Program, effective April 1, 2021.
Property Disposition
Subsequent to December 31, 2020, the Company disposed of one property for an aggregate gross sales price of $3.7 million, resulting in net proceeds of $3.5 million after closing costs. The Company has no continuing involvement with this property.
Foreclosure of Mezzanine Loans
On January 7, 2021, the Company completed foreclosure proceedings to take control of the assets securing its mezzanine loans, which are comprised of 75 condominium units and 21 rental units across four buildings totaling approximately 164,000 square feet.
Broadly Syndicated Loans
Subsequent to December 31, 2020, the Company settled $37.4 million of net broadly syndicated loan transactions that were traded subsequent to December 31, 2020.
Repurchase Facilities
Subsequent to December 31, 2020, the Company received borrowings under the Repurchase Facilities in an aggregate amount of $122.3 million. Advances under the Repurchase Agreements accrue interest at per annum rates based on the one-month LIBOR, plus a spread to be determined on a case-by-case basis between Citibank or Barclays and the CMFT Lending Subs, as discussed in Note 9 — Credit Facilities, Notes Payable and Repurchase Facilities.
CMBS Purchase
Subsequent to December 31, 2020, the Company invested $28.5 million in CMBS.

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2020	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Real Estate Held for Investment the Company has Invested in Under Operating Leases:
10 Box Cost Plus:
Conway, AR	(h)	$733	$1,654	$—	$2,387	$170	9/5/2017	1989
Russellville, AR	(h)	990	1,470	—	2,460	177	3/20/2017	1989
Aaron’s Rents:
Arkadelphia, AR	$—	183	491	—	674	1	12/21/2020	2014
Academy Sports:
Cartersville, GA	—	4,517	4,574	—	9,091	7	12/21/2020	2014
Cookeville, TN	(h)	—	23,847	73,371	97,218	11,933	9/30/2014	2015
Greenville, NC	(h)	1,968	7,054	—	9,022	847	1/12/2017	2016
McDonough, GA	(h)	1,846	5,626	—	7,472	1,047	4/24/2014	2010
Valdosta, GA	5,838	2,482	5,922	—	8,404	1,343	5/10/2013	2012
Actuant Campus:
Columbus, WI	—	2,090	14,633	—	16,723	19	12/21/2020	2014
Advance Auto Parts:
Fairmont, NC	—	253	868	—	1,121	1	12/21/2020	2004
Hampton,VA	—	645	655	—	1,300	1	12/21/2020	2015
Mattoon, IL	(h)	261	1,063	—	1,324	134	12/4/2015	2015
Stratford,CT	—	755	1,736	—	2,491	2	12/21/2020	1994
Willmar, MN	(h)	200	1,279	—	1,479	187	3/25/2015	2014
Albany Square:
Albany, GA	4,600	1,606	7,113	373	9,092	1,610	2/26/2014	2013
Almeda Crossing:
Houston, TX	(h)	4,738	26,245	(8,732)	22,251	415	8/7/2014	2006
Aspen Dental:
Rogers,AR	—	289	1,611	—	1,900	2	12/21/2020	2015
At Home:
Pearland, TX	—	3,663	10,305	—	13,968	14	12/21/2020	1994
AutoZone:
Sheffield, OH	(h)	815	—	770	1,585	125	10/15/2014	2014
Bass Pro Shop:
Portage, IN	—	1,428	8,414	—	9,842	14	12/21/2020	1983
Tallahassee, FL	(h)	945	5,713	—	6,658	1,190	8/20/2013	2013
Beavercreek Shopping Center:
Beavercreek, OH	(h)	5,504	25,178	554	31,236	5,130	10/31/2013	2013
Becton, Dickinson and Company:
Broken Bow, NE	(h)	244	1,733	—	1,977	333	6/19/2014	2007
Bed Bath & Beyond/Golf Smith:
Schaumburg, IL	7,300	4,786	6,149	(1,065)	9,870	458	3/8/2013	1997
BJ's Wholesale Club:
Fort Myers, FL	—	5,331	21,692	—	27,023	25	12/21/2020	2018
Roanoke, VA	—	4,509	14,545	—	19,054	49	11/25/2020	2018
Blankenbaker Plaza:
Louisville, KY	—	4,861	10,497	—	15,358	16	12/21/2020	2007
Bob Evans:
Akron, OH	(h)	447	1,537	—	1,984	176	4/28/2017	2007
Anderson, IN	(h)	912	1,455	—	2,367	170	4/28/2017	1984
Austintown, OH	(h)	305	1,426	—	1,731	176	4/28/2017	1995
Birch Run, MI	(h)	733	1,192	—	1,925	143	4/28/2017	2008
Blue Ash, OH	(h)	628	1,429	—	2,057	190	4/28/2017	1994
Chardon, OH	(h)	333	682	—	1,015	89	4/28/2017	2003
Chillicothe, OH	(h)	557	1,524	—	2,081	182	4/28/2017	1998
Columbus, OH	(h)	523	1,376	—	1,899	170	4/28/2017	2003

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2020	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Bob Evans (continued):
Dayton, OH	(h)	$325	$1,438	$—	$1,763	$182	4/28/2017	1998
Florence, KY	(h)	496	1,876	—	2,372	232	4/28/2017	1991
Gallipolis, OH	$—	529	2,963	—	3,492	3	12/21/2020	2003
Hagerstown, MD	—	490	2,789	—	3,279	3	12/21/2020	1989
Holland, MI	(h)	314	1,367	—	1,681	168	4/28/2017	2004
Huntersville, NC	(h)	751	657	—	1,408	78	4/28/2017	2008
Hurricane, WV	(h)	297	1,654	—	1,951	185	4/28/2017	1993
Mansfield, OH	—	495	2,423	—	2,918	3	12/21/2020	2004
Milford, OH	(h)	271	1,498	—	1,769	186	4/28/2017	1987
Monroe, MI	—	623	2,177	—	2,800	3	12/21/2020	1998
Monroeville, PA	(h)	1,340	848	—	2,188	96	4/28/2017	1995
Nicholasville, KY	(h)	731	693	—	1,424	80	4/28/2017	1989
North Canton, OH	(h)	859	1,393	—	2,252	172	4/28/2017	2006
Northwood, OH	—	514	2,760	—	3,274	3	12/21/2020	1998
Peoria, IL	—	620	524	—	1,144	1	12/21/2020	1995
Piqua, OH	—	413	2,187	—	2,600	3	12/21/2020	1989
Ripley, WV	(h)	269	1,304	—	1,573	156	4/28/2017	1988
Tipp City, OH	(h)	554	1,120	—	1,674	142	4/28/2017	1989
Warsaw, IN	(h)	684	1,222	—	1,906	145	4/28/2017	1993
Boston Commons:
Springfield, MA	(h)	3,101	7,042	280	10,423	1,292	8/19/2014	2004
Bottom Dollar Grocery:
Ambridge, PA	—	519	2,985	—	3,504	548	11/5/2013	2012
Brynwood Square:
Rockford, IL	—	1,747	11,393	—	13,140	25	12/21/2020	1999
Burger King:
Yukon, OK	—	500	1,141	—	1,641	1	12/21/2020	1989
Burlington Coat Factory:
Bangor, ME	—	1,820	2,549	—	4,369	5	12/21/2020	2014
Cabela's:
Acworth, GA	(h)	4,979	18,775	—	23,754	1,694	9/25/2017	2014
Avon, OH	(h)	2,755	10,751	—	13,506	986	9/25/2017	2016
La Vista, NE	(h)	3,260	16,923	—	20,183	1,468	9/25/2017	2006
Sun Prairie, WI	(h)	3,373	14,058	—	17,431	1,338	9/25/2017	2015
Caliber Collision Center:
Fredericksburg, VA	(h)	1,807	2,292	—	4,099	32	7/22/2020	2019
Frisco, TX	(h)	1,484	2,038	—	3,522	369	9/16/2014	2014
Lake Jackson,TX	—	800	2,974	—	3,774	4	12/21/2020	2006
Las Cruces, NM	(h)	673	1,949	—	2,622	334	3/21/2014	2014
Richmond, VA	(h)	1,453	3,323	—	4,776	48	7/30/2020	2020
San Antonio,TX	—	691	4,458	—	5,149	6	12/21/2020	2019
San Antonio, TX	(h)	622	832	—	1,454	139	6/4/2014	2014
Williamsburg, VA	(h)	1,418	2,800	—	4,218	45	6/12/2020	2020
Wylie, TX	(h)	816	2,690	—	3,506	454	2/10/2015	2014
Camping World:
Fort Myers, FL	—	3,226	11,832	—	15,058	16	12/21/2020	1987
Pensacola, FL	(h)	2,152	3,831	(1,307)	4,676	109	4/29/2014	2014
Canton Marketplace:
Canton, GA	31,801	8,310	48,667	930	57,907	12,023	3/28/2013	2009
Carlisle Crossing:
Carlisle, PA	—	4,491	15,817	41	20,349	2,943	9/18/2014	2006

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2020	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Cash & Carry:
Salt Lake City, UT	$—	$863	$4,149	$—	$5,012	$5	12/21/2020	2006
Chase:
Hanover Township, NJ	(h)	2,192	—	—	2,192	—	12/18/2013	2012
Costco:
Tallahassee, FL	5,146	9,497	—	—	9,497	—	12/11/2012	2006
Cottonwood Commons:
Albuquerque, NM	19,250	4,986	28,881	274	34,141	5,688	7/19/2013	2013
Coventry Crossing:
Coventry , RI	6,000	3,462	5,899	(2,292)	7,069	137	9/12/2013	2008
Crosspoint:
Hagerstown, MD	(h)	12,285	14,359	(971)	25,673	2,937	9/30/2014	2000
Crossroads Annex:
Lafayette, LA	(h)	1,659	7,091	—	8,750	1,431	12/4/2013	2013
Crossroads Commons:
Plover, WI	(h)	1,000	4,515	75	5,590	1,068	12/10/2013	2012
CVS:
Arnold, MO	(h)	2,043	2,367	—	4,410	429	12/13/2013	2013
Asheville, NC	(h)	1,108	1,084	—	2,192	248	4/26/2012	1998
Austin, TX	(h)	1,076	3,475	—	4,551	626	12/13/2013	2013
Bloomington, IN	(h)	1,620	2,957	—	4,577	536	12/13/2013	2012
Blue Springs, MO	(h)	395	2,722	—	3,117	493	12/13/2013	2013
Bridgeton, MO	(h)	2,056	2,362	—	4,418	428	12/13/2013	2013
Charleston, SC	(h)	869	1,009	—	1,878	232	4/26/2012	1998
Chesapeake, VA	(h)	1,044	3,053	—	4,097	564	12/13/2013	2013
Chicago, IL	(h)	1,832	4,255	—	6,087	829	3/20/2013	2008
Cicero, IN	(h)	487	3,099	—	3,586	561	12/13/2013	2013
Corpus Christi, TX	(h)	648	2,557	—	3,205	566	4/19/2012	1998
Danville, IN	(h)	424	2,105	76	2,605	371	7/16/2014	1998
Eminence, KY	(h)	872	2,511	—	3,383	449	12/13/2013	2013
Goose Creek, SC	(h)	1,022	1,980	—	3,002	355	12/13/2013	2013
Greenwood, IN	(h)	912	3,549	61	4,522	671	7/11/2013	1999
Hanover Township, NJ	(h)	4,746	—	—	4,746	—	12/18/2013	2012
Hazlet, NJ	(h)	3,047	3,610	—	6,657	650	12/13/2013	2013
Honesdale, PA	(h)	1,206	3,342	—	4,548	620	12/13/2013	2013
Independence, MO	(h)	359	2,242	—	2,601	407	12/13/2013	2013
Indianapolis, IN	(h)	1,110	2,484	—	3,594	450	12/13/2013	2013
Irving, TX	(h)	745	3,034	—	3,779	640	10/5/2012	2000
Janesville, WI	(h)	736	2,545	—	3,281	460	12/13/2013	2013
Katy, TX	(h)	1,149	2,462	—	3,611	436	12/13/2013	2013
Lincoln, NE	(h)	2,534	3,014	—	5,548	544	12/13/2013	2013
London, KY	(h)	1,445	2,661	—	4,106	499	9/10/2013	2013
Middletown, NY	(h)	665	5,483	—	6,148	979	12/13/2013	2013
North Wilkesboro, NC	(h)	332	2,369	73	2,774	435	10/25/2013	1999
Poplar Bluff, MO	(h)	1,861	2,211	—	4,072	402	12/13/2013	2013
Riverton, NJ	—	1,217	5,553	—	6,770	6	12/21/2020	2007
Salem, NH	(h)	3,456	2,351	—	5,807	421	11/18/2013	2013
San Antonio, TX	(h)	1,893	1,848	—	3,741	339	12/13/2013	2013
Sand Springs, OK	(h)	1,765	2,283	—	4,048	416	12/13/2013	2013
Santa Fe, NM	(h)	2,243	4,619	—	6,862	823	12/13/2013	2013
Sedalia, MO	(h)	466	2,318	—	2,784	421	12/13/2013	2013

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2020	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
CVS (continued):
St. John, MO	(h)	$1,546	$2,601	$—	$4,147	$471	12/13/2013	2013
Temple Hills, MD	(h)	1,817	2,989	71	4,877	552	9/30/2013	2001
Vineland, NJ	(h)	813	2,926	—	3,739	546	12/13/2013	2010
Waynesboro, VA	(h)	986	2,708	—	3,694	490	12/13/2013	2013
West Monroe, LA	(h)	1,738	2,136	—	3,874	389	12/13/2013	2013
Darien Towne Center:
Darien, IL	(h)	6,718	11,951	915	19,584	3,143	12/17/2013	1994
Decatur Commons:
Decatur, AL	$7,000	2,478	9,333	860	12,671	2,066	7/10/2013	2004
Derby Marketplace:
Derby, KS	—	3,169	6,494	—	9,663	12	12/21/2020	2015
Dick’s Petsmart Center:
Oshkosh, WI	(h)	1,445	6,599	(1,722)	6,322	138	9/23/2016	2015
Dick’s Sporting Goods:
Oklahoma City, OK	(h)	685	10,587	—	11,272	2,371	12/31/2012	2012
Dollar General:
Akron, OH	(h)	112	1,099	—	1,211	221	11/1/2013	2013
Athens, WV	—	270	1,364	—	1,634	2	12/21/2020	2015
Autaugaville, AL	—	103	951	—	1,054	2	12/21/2020	1995
Bluefield, WV	—	290	1,135	—	1,425	2	12/21/2020	2015
Buffalo, NY	(h)	122	1,099	—	1,221	177	12/5/2014	2014
Charleston, WV	—	340	1,184	—	1,524	2	12/21/2020	2014
Charleston, WV	—	370	1,135	—	1,505	2	12/21/2020	2014
Charleston, WV	—	341	1,039	—	1,380	2	12/21/2020	2015
Collinsville, AL	—	194	1,003	—	1,197	2	12/21/2020	2014
Columbus, OH	(h)	279	1,248	—	1,527	251	11/7/2013	2013
Des Moines, IA	(h)	166	943	—	1,109	188	8/9/2013	2012
Elmwood, IL	—	173	941	—	1,114	2	12/21/2020	2012
Glouster, OH	—	220	1,276	—	1,496	2	12/21/2020	2015
Houston (Gears), TX	(h)	255	1,393	—	1,648	259	10/18/2013	2013
Huntington, WV	—	260	1,182	—	1,442	2	12/21/2020	2014
Huntington, WV	—	240	1,276	—	1,516	2	12/21/2020	2014
Junction City, OH	—	171	847	—	1,018	1	12/21/2020	2014
Kansas City, MO	(h)	283	1,068	—	1,351	207	10/18/2013	2013
Kansas City, MO	(h)	233	1,054	—	1,287	202	11/1/2013	2013
Lansing, MI	(h)	232	939	—	1,171	157	6/25/2014	2014
Lineville, AL	—	257	1,217	—	1,474	2	12/21/2020	2014
Logansport, IN	—	181	977	—	1,158	2	12/21/2020	2014
Mission, TX	(h)	182	858	—	1,040	146	9/5/2014	2014
Mobile, AL	(h)	410	1,059	—	1,469	219	6/17/2013	2013
Moundridge, KS	—	415	526	—	941	1	12/21/2020	2014
Parchment, MI	(h)	168	1,162	—	1,330	193	6/25/2014	2014
Pipestone, MN	—	204	1,034	—	1,238	2	12/21/2020	2014
Pueblo, CO	(h)	144	909	—	1,053	187	1/4/2013	2012
Ridgeley, WV	—	211	1,157	—	1,368	2	12/21/2020	2014
Romulus, MI	(h)	274	1,171	—	1,445	205	3/7/2014	2013
Russell, KS	(h)	54	899	—	953	156	8/5/2014	2014
Selma, AL	—	164	858	—	1,022	1	12/21/2020	2014
Semmes, AL	—	196	952	—	1,148	2	12/21/2020	2014
Sissonville, WV	—	261	1,088	—	1,349	2	12/21/2020	2015

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2020	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Dollar General (continued):
Spring, TX	(h)	$277	$1,132	$—	$1,409	$213	9/30/2013	2013
Springfield, IL	(h)	205	934	—	1,139	153	9/17/2014	2014
St. Louis, MO	(h)	229	1,102	—	1,331	207	12/31/2013	2013
St. Louis, MO	(h)	240	1,118	—	1,358	208	1/15/2014	2013
Talladega, AL	$—	161	859	—	1,020	2	12/21/2020	2014
Wakarusa, IN	—	243	1,073	—	1,316	2	12/21/2020	2012
Weslaco, TX	(h)	141	848	—	989	144	9/5/2014	2014
Wolcottville, IN	—	183	1,012	—	1,195	2	12/21/2020	2013
Duluth Trading:
Denton, TX	—	1,662	2,918	—	4,580	4	12/21/2020	2017
Madison, AL	—	1,174	3,603	—	4,777	5	12/21/2020	2019
Noblesville, IN	—	1,212	3,436	—	4,648	5	12/21/2020	2003
East West Commons:
Austell, GA	13,000	10,094	16,034	3,943	30,071	3,370	9/30/2014	2002
Evergreen Marketplace:
Evergreen Park, IL	(h)	2,823	6,239	—	9,062	1,487	9/6/2013	2013
Fairlane Green II:
Allen Park, MI	—	1,409	14,634	—	16,043	18	12/21/2020	2015
Family Dollar:
Adelanto, CA	(h)	463	1,711	—	2,174	274	11/14/2014	2014
Bearden, AR	—	52	760	—	812	1	12/21/2020	2014
Bessemer, AL	(h)	201	1,043	—	1,244	196	12/27/2013	2013
Birmingham, AL	(h)	500	831	—	1,331	159	12/27/2013	2013
Brooksville, FL	(h)	206	791	—	997	150	12/18/2013	2013
Cabot, AR	—	231	1,137	—	1,368	2	12/21/2020	2014
Cathedral City, CA	(h)	658	1,908	—	2,566	315	9/19/2014	2014
Cheyenne, WY	(h)	148	986	—	1,134	176	4/23/2014	2014
Coachella, CA	(h)	450	1,634	—	2,084	293	2/19/2014	2013
Columbus, OH	—	252	1,251	—	1,503	2	12/21/2020	2014
Empire, CA	(h)	239	1,527	—	1,766	261	6/27/2014	2014
Ft. Lauderdale, FL	(h)	443	1,361	—	1,804	245	12/18/2013	2013
Fresno, CA	(h)	488	1,553	—	2,041	282	2/19/2014	2013
Hobbs, NM	—	243	1,084	—	1,327	2	12/21/2020	2006
Holtville, CA	(h)	317	1,609	—	1,926	289	2/19/2014	2013
Indio, CA	(h)	393	1,636	—	2,029	279	6/25/2014	2014
Irvington, AL	(h)	217	814	—	1,031	157	12/27/2013	2013
Jay, FL	(h)	190	1,002	—	1,192	195	2/25/2014	2013
Jonesboro, GA	(h)	297	1,098	—	1,395	202	2/14/2014	2013
Kissimmee, FL	(h)	622	1,226	—	1,848	211	8/27/2014	2014
LaBelle, FL	(h)	268	1,037	—	1,305	199	2/28/2014	2014
Lake Elsinor, CA	(h)	417	1,682	—	2,099	298	3/3/2014	2013
Lakeland, FL	(h)	353	937	—	1,290	167	6/30/2014	2014
Lewiston, ME	—	271	1,157	—	1,428	2	12/21/2020	2014
Little Rock, CA	(h)	499	1,730	—	2,229	267	2/19/2015	2014
Melbourne, FL	(h)	362	883	—	1,245	162	2/28/2014	2014
Morgan, UT	—	235	1,068	—	1,303	2	12/21/2020	2013
New Roads, LA	—	190	674	—	864	1	12/21/2020	2015
Oshkosh, WI	(h)	361	815	—	1,176	151	2/25/2014	2013
Palmdale, CA	(h)	372	1,822	—	2,194	275	3/30/2015	2014
Pensacola, FL	(h)	509	791	—	1,300	147	3/27/2014	2014

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2020	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Family Dollar (continued):
Pine Lake, GA	(h)	$639	$897	$—	$1,536	$157	8/26/2014	2014
Riverside, CA	(h)	736	1,558	—	2,294	273	4/4/2014	2014
Roswell, NM	$—	199	921	—	1,120	2	12/21/2020	2014
Salina, UT	—	211	1,262	—	1,473	2	12/21/2020	2014
San Antonio, TX	—	409	914	—	1,323	1	12/21/2020	2014
San Antonio, TX	—	347	1,148	—	1,495	2	12/21/2020	1995
San Jacinto, CA	(h)	430	1,682	—	2,112	283	7/18/2014	2014
Statesboro, GA	(h)	347	800	—	1,147	150	2/14/2014	2013
Stockton, CA	(h)	202	1,817	—	2,019	297	9/19/2014	2014
Taft, CA	(h)	255	1,422	—	1,677	275	8/23/2013	2013
Talladega, AL	—	222	951	—	1,173	2	12/21/2020	2014
Tampa (Cragmont), FL	(h)	563	737	—	1,300	141	12/18/2013	2013
Tampa (Forest), FL	(h)	482	920	—	1,402	173	12/18/2013	2013
Tenn Colony, TX	—	150	834	—	984	1	12/21/2020	2014
Terra Bella, CA	(h)	332	1,394	—	1,726	251	2/19/2014	2013
Tuscaloosa, AL	(h)	534	817	—	1,351	157	12/27/2013	2013
Valley, AL	—	180	983	—	1,163	2	12/21/2020	2014
Walthourville, GA	—	290	1,058	—	1,348	2	12/21/2020	1995
Warrenville, SC	—	207	986	—	1,193	2	12/21/2020	2013
Flower Foods:
Orlando, FL	(h)	418	387	—	805	65	9/11/2014	2013
Waldorf, MD	(h)	398	1,045	—	1,443	194	9/11/2014	2013
Food 4 Less:
Atwater, CA	(h)	1,383	5,271	—	6,654	1,068	11/27/2013	2002
Fountain Square:
Brookfield, WI	(h)	6,508	28,634	25	35,167	3,689	1/17/2017	2006
Fourth Creek Landing:
Statesville, NC	(h)	1,375	7,795	—	9,170	2,076	3/26/2013	2012
Fresenius Medical Care:
West Plains, MO	(h)	557	3,097	—	3,654	520	7/2/2014	2014
Fresh Market Center:
Glen Ellyn, IL	4,750	2,767	6,403	(3,494)	5,676	153	9/30/2014	2014
Fresh Thyme:
Indianapolis, IN	(h)	1,087	6,019	—	7,106	1,089	10/31/2014	2014
Lafayette, IN	—	1,173	6,316	—	7,489	7	12/21/2020	2006
Northville, MI	(h)	1,598	7,796	—	9,394	1,094	12/21/2015	2015
Ypsilanti, MI	—	3,168	5,719	—	8,887	7	12/21/2020	2017
Fresh Thyme & DSW:
Fort Wayne, IN	(h)	1,740	4,153	612	6,505	836	9/30/2014	1985
Giant Eagle:
Seven Fields, PA	(h)	1,574	13,659	—	15,233	2,345	5/7/2014	2005
Harbor Town Center:
Manitowoc, WI	9,750	3,568	13,209	(1,799)	14,978	895	4/24/2015	2005
Haverty Furniture:
Midland, TX	(h)	709	1,294	—	2,003	384	8/7/2013	2012

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2020	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
HEB Center:
Waxahachie, TX	$7,000	$3,465	$7,952	$273	$11,690	$1,817	6/27/2012	1997
Hobby Lobby:
Lewisville, TX	(h)	2,184	8,977	—	11,161	1,758	11/26/2013	2013
Home Depot:
Lincoln, NE	(h)	6,339	5,937	—	12,276	832	10/22/2015	1993
North Canton, OH	(h)	2,203	12,012	360	14,575	2,621	12/20/2012	1998
Houma Crossing:
Houma, LA	12,264	1,076	20,028	—	21,104	28	12/21/2020	2008
Hy-Vee:
Omaha, NE	—	1,842	7,909	—	9,751	11	12/21/2020	2016
Jewel-Osco:
Plainfield, IL	(h)	—	—	11,151	11,151	578	11/14/2018	2001
Kirkland's:
Dothan, AL	(h)	486	946	—	1,432	211	8/5/2014	2014
Kohl's:
Chartlottesville, VA	(h)	3,929	12,280	—	16,209	2,057	7/28/2014	2011
Eagan, MN	—	3,581	3,751	—	7,332	6	12/21/2020	1996
Easton, MD	(h)	2,962	2,661	—	5,623	335	12/2/2015	1992
Kroger:
Bay City, MI	—	718	5,058	—	5,776	8	12/21/2020	1994
Shelton, WA	(h)	1,180	11,040	—	12,220	2,150	4/30/2014	1994
Whitehall, OH	(h)	581	6,628	224	7,433	1,363	12/16/2013	1994
Kum & Go:
Conway, AR	(h)	510	2,577	—	3,087	428	6/13/2014	2014
LA Fitness:
Bloomfield Township, MI	(h)	2,287	10,075	—	12,362	2,141	6/21/2013	2008
Columbus, OH	(h)	1,013	6,734	—	7,747	1,059	4/29/2015	2014
Garland, TX	(h)	2,005	6,861	41	8,907	1,267	12/20/2013	2013
Houston, TX	(h)	5,764	5,994	—	11,758	1,161	9/30/2013	2013
New Lenox, IL	(h)	1,965	6,257	—	8,222	823	12/21/2015	2015
Riverside, CA	(h)	2,557	9,951	—	12,508	1,976	8/2/2013	2010
Lafayette Pavilions:
Lafayette, IN	(h)	7,632	42,497	(3,245)	46,884	1,067	2/6/2015	2006
Lawton Marketplace:
Lawton, OK	19,247	3,598	25,228	3	28,829	43	12/21/2020	2001
Lord Salisbury Center:
Salisbury, MD	(h)	6,949	12,179	(2,319)	16,809	370	3/11/2016	2005
Lowe's:
Adrian, MI	(h)	2,604	5,036	30	7,670	1,274	9/27/2013	1996
Alpharetta, GA	(h)	7,979	9,630	403	18,012	1,588	5/29/2015	1998
Asheboro, NC	(h)	1,098	6,722	—	7,820	1,187	6/23/2014	1994
Cincinnati, OH	(h)	14,092	—	—	14,092	—	2/10/2014	2001
Columbia, SC	(h)	3,943	6,353	750	11,046	1,467	9/12/2013	1994
Covington, LA	(h)	10,233	—	—	10,233	—	8/20/2014	2002
Hermitage, PA	—	2,279	12,580	—	14,859	16	12/21/2020	2016

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2020	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Lowe’s (continued):
Lilburn, GA	(h)	$8,817	$9,380	$385	$18,582	$1,539	5/29/2015	1999
Mansfield, OH	(h)	873	8,256	26	9,155	1,492	6/12/2014	1992
Marietta, GA	(h)	7,471	8,404	392	16,267	1,400	5/29/2015	1997
Oxford, AL	(h)	1,668	7,622	369	9,659	1,804	6/28/2013	1999
Tuscaloosa, AL	(h)	4,908	4,786	9	9,703	986	10/29/2013	1993
Woodstock, GA	(h)	7,316	8,879	392	16,587	1,476	5/29/2015	1997
Zanesville, OH	(h)	2,161	8,375	297	10,833	1,626	12/11/2013	1995
Mattress Firm:
Ashtabula, OH	(h)	301	1,965	(453)	1,813	36	3/23/2016	2015
Draper, UT	$—	860	1,419	—	2,279	2	12/21/2020	2014
Lake City, FL	—	517	1,241	—	1,758	2	12/21/2020	2004
Mattress Firm & Aspen Dental:
Vienna, WV	—	774	2,466	—	3,240	521	9/15/2014	2014
Mattress Firm & Five Guys:
Muskegon, MI	(h)	813	1,766	(314)	2,265	33	8/29/2014	2014
McAlister's Deli:
Lawton, OK	(h)	805	1,057	—	1,862	194	5/1/2014	2013
McGowin Park:
Mobile, AL	42,765	2,243	69,357	—	71,600	8,187	4/26/2017	2016
Melody Mountain:
Ashland, KY	5,940	1,286	9,879	(1,874)	9,291	231	9/1/2015	2013
Merchants Tire & Auto:
Wake Forest, NC	(h)	782	1,730	—	2,512	241	9/1/2015	2005
Mister Car Wash:
Athens, AL	(h)	383	1,150	—	1,533	109	9/12/2017	2008
Decatur, AL	(h)	257	559	—	816	57	9/12/2017	2005
Decatur, AL	(h)	486	1,253	—	1,739	136	9/12/2017	2014
Decatur, AL	(h)	359	1,152	—	1,511	124	9/12/2017	2007
Hartselle, AL	(h)	360	569	—	929	60	9/12/2017	2007
Madison, AL	(h)	562	1,139	—	1,701	126	9/12/2017	2012
Morganton Heights:
Morganton, NC	22,800	7,032	29,763	30	36,825	6,167	4/29/2015	2013
National Tire & Battery:
Cedar Hill, TX	(h)	469	1,951	—	2,420	402	12/18/2012	2006
Cypress, TX	(h)	910	2,224	—	3,134	332	9/1/2015	2005
Flower Mound, TX	(h)	779	2,449	—	3,228	351	9/1/2015	2005
Fort Worth, TX	(h)	936	1,234	—	2,170	242	8/23/2013	2005
Fort Worth, TX	(h)	730	2,309	—	3,039	331	9/1/2015	2005
Frisco, TX	(h)	844	1,608	—	2,452	313	8/23/2013	2007
Montgomery, IL	(h)	516	2,494	—	3,010	517	1/15/2013	2007
North Richland Hills, TX	(h)	513	2,579	—	3,092	380	9/1/2015	2005
Pasadena, TX	(h)	908	2,307	—	3,215	344	9/1/2015	2005
Pearland, TX	(h)	1,016	2,040	—	3,056	298	9/1/2015	2005
Plano, TX	(h)	1,292	2,197	—	3,489	320	9/1/2015	2005

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2020	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
National Tire & Battery (continued):
Tomball, TX	(h)	$838	$2,229	$—	$3,067	$322	9/1/2015	2005
Natural Grocers:
Idaho Falls, ID	(h)	833	2,316	—	3,149	422	2/14/2014	2013
Waupaca, WI	$—	1,286	3,727	—	5,013	5	12/21/2020	2017
Nordstrom Rack:
Tampa, FL	6,880	3,371	6,402	1,583	11,356	1,748	4/16/2012	2010
O'Reilly Automotive:
Bennettsville, SC	—	361	1,207	—	1,568	2	12/21/2020	2015
Calyton, GA	(h)	501	945	—	1,446	121	1/29/2016	2015
Flowood, MS	—	506	1,288	—	1,794	2	12/21/2020	2014
Iron Mountain, MI	—	249	1,400	—	1,649	2	12/21/2020	2014
Owenboro Towne Center:
Owensboro, KY	14,160	3,807	16,259	862	20,928	2,474	1/12/2016	1996
Parkway Centre South:
Grove City, OH	14,250	7,027	18,223	(2,269)	22,981	1,054	7/15/2016	2005
Pecanland Plaza:
Monroe, LA	(h)	2,206	18,957	(3,265)	17,898	334	10/13/2015	2008
Petsmart:
Wilkesboro, NC	(h)	447	1,710	—	2,157	402	4/13/2012	2011
Petsmart/Old Navy:
Reynoldsburg, OH	3,720	1,295	4,077	—	5,372	981	12/14/2012	2012
Pick 'N Save:
Heber City, UT	—	1,160	9,111	—	10,271	12	12/21/2020	2016
Pewaukee, WI	(h)	1,323	6,761	257	8,341	1,311	8/13/2014	1999
Sheboygan, WI	(h)	2,003	10,695	—	12,698	2,341	9/6/2012	2012
South Milwaukee, WI	(h)	1,126	5,706	—	6,832	1,056	11/6/2013	2005
Waterford, WI	—	731	4,078	—	4,809	5	12/21/2020	2017
Plainfield Marketplace:
Plainfield, IL	(h)	3,167	14,788	(3,827)	14,128	—	12/3/2015	2002
Plaza San Mateo:
Albuquerque, NM	—	2,867	11,582	(4,011)	10,438	311	5/2/2014	2014
Popeyes:
Independence, MO	(h)	333	680	—	1,013	115	6/27/2014	2005
Poplar Springs Plaza:
Duncan, SC	5,000	1,862	5,277	517	7,656	1,270	5/24/2013	1995
Raising Cane's:
Murphy, TX	—	495	2,854	—	3,349	3	12/21/2020	1994
Reno, NV	—	1,841	2,259	—	4,100	3	12/21/2020	2014
Rolling Acres Plaza:
Lady Lake, FL	21,930	7,540	26,839	(4,093)	30,286	1,302	9/1/2016	2005
Rushmore Crossing:
Rapid City, SD	22,046	7,066	33,019	(12,059)	28,026	569	1/2/2014	2012
Rapid City, SD	(h)	883	4,128	(1,348)	3,663	87	1/2/2014	2012
Safeway:
Juneau, AK	—	6,174	8,792	—	14,966	11	12/21/2020	2017

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2020	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Sherwin Williams:
Macon, GA	(h)	$59	$659	$—	$718	$98	4/16/2015	2015
Shippensburg Market Place:
Shippensburg, PA	(h)	1,917	9,263	(3,530)	7,650	185	9/18/2014	2002
Shoe Carnival & Buffalo Wild Wings:
Salina, KS	$—	991	1,909	—	2,900	3	12/21/2020	2014
Shoppes at Stroud:
Stroud Township, PA	(h)	3,754	22,614	(2,220)	24,148	1,226	10/29/2014	2007
Shoppes of Gary Farms:
Bowling Green, KY	—	3,529	14,197	—	17,726	20	12/21/2020	2005
Shops at Abilene:
Abilene, TX	14,989	5,142	19,684	—	24,826	30	12/21/2020	2014
Siemens:
Milford, OH	—	4,137	23,153	—	27,290	42	12/21/2020	1991
Southwest Plaza:
Springfield, IL	(h)	2,992	48,935	(23,580)	28,347	1,360	9/18/2014	2003
Spinx:
Simpsonville, SC	(h)	591	969	—	1,560	194	1/24/2013	2012
Springfield Commons:
Springfield, OH	11,250	3,745	15,049	(4,182)	14,612	168	5/5/2015	1995
Sprouts:
Bixby, OK	(h)	1,320	7,117	—	8,437	1,367	7/26/2013	2013
Lawrence, KS	—	762	8,111	—	8,873	10	12/21/2020	2001
Steinhafels:
Greenfield, WI	—	1,783	7,643	—	9,426	9	12/21/2020	1991
Stoneridge Village:
Jefferson City, MO	6,500	1,830	9,351	1	11,182	1,886	6/30/2014	2012
Stop & Shop:
North Kingstown, RI	—	639	2,057	—	2,696	2	12/21/2020	1979
Summerfield Crossing:
Riverview, FL	7,310	6,130	6,753	(1,159)	11,724	357	7/12/2013	2013
Sunbelt Rentals:
Canton, OH	(h)	147	1,679	138	1,964	415	10/24/2013	2013
Sunoco:
Palm Beach Gardens, FL	(h)	1,050	2,667	—	3,717	515	4/12/2013	2009
Palm City, FL	(h)	667	1,698	—	2,365	329	4/12/2013	2011
Palm Springs, FL	(h)	580	1,907	—	2,487	369	4/12/2013	2011
Sebastian, FL	(h)	490	2,128	—	2,618	412	4/12/2013	2009
Titusville, FL	(h)	626	2,534	—	3,160	490	4/12/2013	2009
Sutters Creek:
Rocky Mount, NC	(h)	1,458	2,616	283	4,357	607	1/31/2014	2012
Take 5:
Andrews, TX	—	230	862	—	1,092	1	12/21/2020	1994
Bedford, TX	—	283	837	—	1,120	1	12/21/2020	2009
Burleson, TX	—	471	936	—	1,407	1	12/21/2020	1994

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2020	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Take 5 (continued):
Burleson, TX	$—	$201	$837	$—	$1,038	$1	12/21/2020	2010
Burleson, TX	—	394	407	—	801	1	12/21/2020	2003
Cedar Hill, TX	—	250	705	—	955	1	12/21/2020	1985
Hereford, TX	—	50	995	—	1,045	1	12/21/2020	1993
Irving, TX	—	120	445	—	565	1	12/21/2020	1989
Irving, TX	—	210	818	—	1,028	1	12/21/2020	1987
Lubbock, TX	—	151	1,428	—	1,579	2	12/21/2020	2002
Midland, TX	—	192	1,861	—	2,053	2	12/21/2020	1995
Mineral Wells, TX	—	131	1,263	—	1,394	1	12/21/2020	2019
Target Center:
Columbia, SC	(h)	3,234	7,297	(651)	9,880	394	3/31/2014	2012
Terrell Mill Village:
Marieta, GA	(h)	3,079	11,185	14	14,278	2,205	1/31/2014	2012
TGI Friday's:
Cheseapeake, VA	(h)	1,217	1,388	—	2,605	242	6/27/2014	2003
Wilmington, DE	(h)	1,685	969	—	2,654	172	6/27/2014	1991
The Center at Hobbs Brook:
Sturbridge, MA	21,500	11,241	29,152	1,502	41,895	4,655	6/29/2016	1999
The Market at Clifty Crossing:
Columbus, IN	(h)	2,669	16,308	113	19,090	4,509	10/31/2014	1989
The Market at Polaris:
Columbus, OH	(h)	11,828	41,702	(36,715)	16,815	284	12/6/2013	2005
The Marquis:
Williamsburg, VA	8,556	2,615	11,406	—	14,021	2,609	9/21/2012	2007
The Plant:
San Jose, CA	123,000	67,596	108,203	583	176,382	24,218	4/15/2013	2008
The Ridge at Turtle Creek:
Hattiesburg, MS	9,900	2,749	12,434	(3,482)	11,701	267	2/27/2015	2011
Tire Kingdom:
Bluffton, SC	(h)	645	1,688	—	2,333	235	9/1/2015	2005
Summerville, SC	(h)	1,208	1,233	—	2,441	178	9/1/2015	2005
Tire Kingdom & Starbucks:
Mount Pleasant, SC	2,400	1,291	3,149	(502)	3,938	154	9/1/2015	2005
Tractor Supply:
Ashland, VA	(h)	500	2,696	—	3,196	510	11/22/2013	2013
Augusta, KS	(h)	407	2,315	—	2,722	430	1/10/2014	2013
Blytheville, AR	—	780	2,660	—	3,440	4	12/21/2020	2002
Cambridge, MN	(h)	807	1,272	28	2,107	339	5/14/2012	2012
Canon City, CO	(h)	597	2,527	—	3,124	513	11/30/2012	2012
Carlyle, IL	—	707	2,386	—	3,093	4	12/21/2020	2015
Fortuna, CA	(h)	568	3,819	—	4,387	675	6/27/2014	2014
Logan, WV	—	597	3,232	—	3,829	4	12/21/2020	2006
Lumberton, NC	(h)	611	2,007	—	2,618	438	5/24/2013	2013
Marion, IN	(h)	1,536	1,099	—	2,635	216	2/19/2014	2004
Midland, NC	—	865	2,182	—	3,047	3	12/21/2020	2013

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2020	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Tractor Supply (continued):
Monticello, FL	(h)	$448	$1,916	$—	$2,364	$415	6/20/2013	2013
Shelbyville, IL	$—	586	2,576	—	3,162	4	12/21/2020	2017
South Hill, VA	(h)	630	2,179	—	2,809	445	6/24/2013	2011
Weaverville, NC	(h)	867	3,138	—	4,005	624	9/13/2013	2006
Woodward, OK	(h)	446	1,973	—	2,419	402	11/19/2013	2013
Trader Joe's:
Asheville, NC	(h)	2,770	3,766	—	6,536	744	10/22/2013	2013
Columbia, SC	(h)	2,308	2,597	—	4,905	594	3/28/2013	2012
Wilmington, NC	(h)	2,016	2,519	—	4,535	630	6/27/2013	2012
Turfway Crossing:
Florence, KY	8,280	2,261	10,323	418	13,002	2,180	5/27/2014	2002
Ulta Salon:
Albany, GA	(h)	441	1,757	—	2,198	313	5/8/2014	2013
Greeley, CO	(h)	596	2,035	—	2,631	315	3/31/2015	2014
United Oil:
Bellflower, CA	(h)	1,246	788	—	2,034	125	9/30/2014	2001
Brea, CA	(h)	2,393	658	—	3,051	104	9/30/2014	1984
Carson, CA	—	2,354	4,821	—	7,175	6	12/21/2020	1958
El Cajon, CA	(h)	1,533	568	—	2,101	90	9/30/2014	2008
El Cajon, CA	(h)	1,225	368	—	1,593	58	9/30/2014	2000
El Monte, CA	(h)	766	510	—	1,276	80	9/30/2014	1994
Escondido, CA	(h)	3,514	1,062	—	4,576	168	9/30/2014	2002
Fallbrook, CA	—	1,266	3,458	—	4,724	4	12/21/2020	1958
Glendale, CA	(h)	4,871	795	—	5,666	126	9/30/2014	1999
Harbor City, CA	—	1,359	3,047	—	4,406	3	12/21/2020	2014
Hawthorne, CA	—	896	1,764	—	2,660	2	12/21/2020	2001
Inglewood, CA	(h)	1,809	878	—	2,687	139	9/30/2014	1997
La Habra, CA	(h)	1,971	571	—	2,542	90	9/30/2014	2000
Lakewood, CA	—	2,499	2,400	—	4,899	3	12/21/2020	1973
Lawndale, CA	(h)	1,462	862	—	2,324	136	9/30/2014	2001
Long Beach, CA	—	1,088	2,582	—	3,670	3	12/21/2020	1990
Long Beach, CA	(h)	2,778	883	—	3,661	140	9/30/2014	1972
Los Angeles, CA	(h)	2,334	717	—	3,051	113	9/30/2014	2002
Los Angeles, CA	(h)	3,552	1,242	—	4,794	196	9/30/2014	2002
Los Angeles, CA	(h)	2,745	669	—	3,414	106	9/30/2014	1998
Los Angeles, CA	(h)	3,930	428	—	4,358	68	9/30/2014	2005
Los Angeles, CA	(h)	1,927	1,484	—	3,411	235	9/30/2014	2007
Los Angeles, CA	(h)	2,182	701	—	2,883	111	9/30/2014	1964
Los Angeles, CA	—	2,435	2,614	—	5,049	3	12/21/2020	1982
Los Angeles, CA	—	2,016	3,486	—	5,502	4	12/21/2020	1965
Madera, CA	(h)	1,500	3,804	—	5,304	265	9/27/2019	2018
Norco, CA	(h)	1,852	1,489	—	3,341	235	9/30/2014	1995
Poway, CA	(h)	3,072	705	—	3,777	111	9/30/2014	1960
San Clemente, CA	—	2,036	3,561	—	5,597	4	12/21/2020	1973
San Diego, CA	—	1,362	1,662	—	3,024	2	12/21/2020	1959

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2020	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
United Oil (continued):
San Diego, CA	$—	$1,547	$3,218	$—	$4,765	$4	12/21/2020	2011
San Diego, CA	—	2,409	4,105	—	6,514	5	12/21/2020	1976
San Diego, CA	(h)	2,977	1,448	—	4,425	229	9/30/2014	1984
San Diego, CA	(h)	1,877	883	—	2,760	139	9/30/2014	2006
San Diego, CA	(h)	1,824	382	—	2,206	61	9/30/2014	2006
Santa Ana, CA	—	1,629	1,767	—	3,396	2	12/21/2020	2000
Santa Clarita, CA	(h)	4,787	733	—	5,520	116	9/30/2014	2001
Sun City, CA	(h)	1,136	1,421	—	2,557	224	9/30/2014	1984
Vista, CA	(h)	2,063	334	—	2,397	53	9/30/2014	1986
Vista (Vista), CA	(h)	2,028	418	—	2,446	66	9/30/2014	2010
Whittier, CA	(h)	1,629	985	—	2,614	156	9/30/2014	1997
University Marketplace:
Marion, IN	(h)	850	6,722	121	7,693	1,831	3/22/2013	2012
Urban Air Adventure Park:
Waukesha, WI	(h)	3,408	12,918	666	16,992	2,057	9/29/2014	2007
Vacant:
Appleton, WI	(h)	895	1,026	(1,194)	727	9	11/18/2015	2015
Cherokee, IA	(h)	217	3,326	(2,654)	889	11	12/23/2015	2015
Cokato, MN	(h)	358	3,229	(2,280)	1,307	8	12/23/2015	2015
Danville, VA	(h)	274	1,514	(1,062)	726	36	4/29/2014	2014
Dickson City, PA	—	1,113	7,946	(7,817)	1,242	221	6/30/2014	2013
Eldersburg, MD	(h)	557	876	—	1,433	102	4/28/2017	2000
Lancaster, TX	(h)	1,203	1,620	—	2,823	361	10/23/2012	2011
Nampa, ID	(h)	449	2,213	(1,482)	1,180	36	3/31/2014	1972
Raleigh, NC	—	329	556	—	885	1	12/21/2020	2014
Sanford, FL	(h)	1,031	1,807	(1,861)	977	14	10/23/2012	1999
Troy, OH	(h)	992	1,577	(1,383)	1,186	88	10/23/2012	2011
Valentine, NE	(h)	395	3,549	(2,403)	1,541	57	6/30/2014	2014
Walker, LA	(h)	900	3,909	—	4,809	657	6/27/2014	1999
Ventura Place:
Albuquerque, NM	(h)	5,203	7,998	(5,050)	8,151	196	4/29/2015	2008
Vitamin Shoppe:
Taylor, MI	—	631	767	—	1,398	1	12/21/2020	1995
Wal-Mart:
Anderson, SC	(h)	2,424	9,719	—	12,143	1,251	11/5/2015	2015
Florence, SC	(h)	2,013	9,225	—	11,238	1,182	11/5/2015	2015
Perry, GA	(h)	2,270	11,053	—	13,323	2,364	6/4/2013	1999
Summerville, SC	4,300	2,410	2,098	—	4,508	309	9/18/2015	2015
Tallahassee, FL	(h)	14,823	—	—	14,823	—	12/11/2012	2008
York, SC	(h)	1,913	11,410	—	13,323	2,425	6/4/2013	1998
Walgreens:
Austintown, OH	(h)	637	4,173	—	4,810	779	8/19/2013	2002
Baton Rouge, LA	—	1,015	4,671	—	5,686	6	12/21/2020	2006
Chicopee, MA	(h)	2,094	4,945	—	7,039	772	10/23/2014	2008
Clinton, MI	4,209	1,977	4,232	—	6,209	5	12/21/2020	1997

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2020	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Walgreens (continued):
Connelly Springs, NC	(h)	$1,349	$3,628	$—	$4,977	$694	8/27/2013	2012
Danville, VA	(h)	989	4,547	—	5,536	979	12/24/2012	2012
Dearborn Heights, MI	(h)	2,236	3,411	—	5,647	657	7/9/2013	2008
East Chicago, IN	(h)	331	5,242	—	5,573	839	8/8/2014	2005
Fort Madison, IA	(h)	514	3,723	—	4,237	700	9/20/2013	2008
Greenville, OH	$—	542	4,063	—	4,605	5	12/21/2020	2014
Harrison, AR	4,750	1,237	5,424	—	6,661	6	12/21/2020	2007
Hickory, NC	(h)	1,100	4,241	—	5,341	867	2/28/2013	2009
Huntsville, AL	3,273	1,931	2,457	97	4,485	533	3/15/2013	2001
Indianapolis, IN	4,602	1,212	5,484	—	6,696	6	12/21/2020	1996
Kannapolis, NC	(h)	1,480	5,031	—	6,511	976	6/12/2013	2012
Kilgore, TX	—	821	5,601	—	6,422	6	12/21/2020	2007
Kokomo, IN	—	—	—	—	—	—	12/21/2020	2014
Las Vegas, NV	(h)	2,325	3,262	70	5,657	622	9/26/2013	1999
Lawton, OK	(h)	860	2,539	106	3,505	494	7/3/2013	1998
Lees Summit, MO	4,184	1,205	4,884	—	6,089	6	12/21/2020	2014
Little Rock, AR	(h)	548	4,676	—	5,224	768	6/30/2014	2011
Lubbock, TX	(h)	565	3,257	103	3,925	689	10/11/2012	2000
Lubbock, TX	(h)	531	2,951	102	3,584	620	10/11/2012	1998
Metropolis, IL	(h)	284	4,991	—	5,275	798	8/8/2014	2009
Mobile, AL	(h)	1,603	3,161	—	4,764	591	11/7/2013	2013
Pine Bluff, AR	(h)	248	5,229	—	5,477	982	9/17/2013	2012
Richmond, IN	—	965	4,685	—	5,650	5	12/21/2020	2006
Sacramento, CA	(h)	324	2,669	—	2,993	458	6/30/2014	2008
San Antonio, TX	—	1,417	7,932	—	9,349	9	12/21/2020	2005
Siloam Springs, AR	3,839	936	4,367	—	5,303	5	12/21/2020	1999
Slidell, LA	3,027	757	3,557	—	4,314	4	12/21/2020	2000
Springfield, IL	(h)	830	3,619	—	4,449	803	5/14/2012	2007
Suffolk, VA	(h)	1,261	3,461	—	4,722	807	5/14/2012	2007
Sun City, AZ	(h)	837	2,484	245	3,566	455	5/6/2014	2000
Tarboro, NC	(h)	755	3,634	—	4,389	594	8/22/2014	2014
Whiteville, NC	—	829	4,090	—	4,919	5	12/21/2020	2007
Walgreens/KeyBank:
Newburgh, NY	5,000	3,280	5,441	—	8,721	992	9/16/2013	2010
Wallace Commons:
Salisbury, NC	7,590	3,265	8,058	—	11,323	1,674	12/21/2012	2009
Wallace Commons II:
Salisbury, NC	(h)	2,231	8,479	—	10,710	1,639	2/28/2014	2013
Waterford South Park:
Clarksville, IN	7,200	2,946	8,564	45	11,555	2,075	4/12/2013	2006
Wendy's:
Grafton, VA	(h)	539	894	—	1,433	153	6/27/2014	1985
Westminster, CO	(h)	596	1,108	—	1,704	189	6/27/2014	1986
Western Crossing:
Jacksonville, NC	—	3,382	7,775	—	11,157	12	12/21/2020	1995

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
			Buildings,	Total	Which Carried	Accumulated
			Fixtures and	Adjustment	At December 31, 2020	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
West Marine:
Chicago, IL	$—	$4,442	$8,698	$—	$13,140	$10	12/21/2020	2005
Panama City, FL	(h)	676	2,219	—	2,895	399	4/24/2015	2014
Pensacola, FL	(h)	1,107	3,398	—	4,505	595	2/27/2015	2015
Westover Market:
San Antonio, TX	(h)	2,705	7,959	(6,264)	4,400	159	7/10/2013	2013
Winn-Dixie:
Amite, LA	—	1,479	1,691	—	3,170	4	12/21/2020	2000
	$578,096	$901,859	$2,533,704	$(63,637)	$3,371,926	$298,364

____________________________________
(a)Initial costs exclude subsequent impairment charges.
(b)Consists of capital expenditures and real estate development costs, and impairment charges.
(c)The aggregate cost for federal income tax purposes was $3.7 billion.
(d)The following is a reconciliation of total real estate carrying value for the years ended December 31 (in thousands):

	2020	2019	2018
Balance, beginning of period	$2,530,311	$4,444,041	$4,564,592
Additions
Acquisitions	738,172	5,305	11,151
Improvements	192,591	13,832	6,135
Assets placed back into service	200,758	—	—
Total additions	$1,131,521	$19,137	$17,286
Less: Deductions
Cost of real estate sold	83,144	1,448,915	61,891
Other (including provisions for impairment of real estate assets)	206,762	483,952	75,946
Total deductions	289,906	1,932,867	137,837
Balance, end of period	$3,371,926	$2,530,311	$4,444,041
(e)Gross intangible lease assets of $389.6 million and the associated accumulated amortization of $155.0 million are not reflected in the table above.

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
(in thousands)
(f)The following is a reconciliation of accumulated depreciation for the years ended December 31 (in thousands):

	2020	2019	2018
Balance, beginning of period	$243,122	$385,245	$334,476
Additions
Acquisitions - Depreciation expense for building, acquisitions costs and tenant improvements acquired	56,218	73,790	92,998
Improvements - Depreciation expense for tenant improvements and building equipment	2,280	2,352	2,481
Total additions	$58,498	$76,142	$95,479
Deductions
Cost of real estate sold	10,108	144,820	6,901
Other (including provisions for impairment of real estate assets)	(6,852)	73,445	37,809
Total deductions	3,256	218,265	44,710
Balance, end of period	$298,364	$243,122	$385,245
(g)The Company’s assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, buildings are depreciated over 40 years, site improvements are amortized over 15 years and tenant improvements are amortized over the remaining life of the lease or the useful life, whichever is shorter.
(h)Includes 56 anchored shopping centers.

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE
(in thousands)

								Principal
								Amount of
								Loans Subject
			Final	Periodic		Face	Carrying	to Delinquent
		Interest	Maturity	Payment	Prior	Amount of	Amount of	Principal or
Loan Type	Description / Location	Rate (a)	Date	Terms (b)	Liens	Mortgages	Mortgages	"Interest"
Mezzanine loan	Condo / New York, New York	L + 14.85%	5/9/2021	P/I	N/A	$34,904	$35,888	$—
Mezzanine loan	Condo / New York, New York	L + 14.85%	5/9/2021	P/I	N/A	22,480	23,218	—
Mezzanine loan	Condo / New York, New York	L + 14.85%	5/9/2021	P/I	N/A	13,906	14,350	—
Mezzanine loan	Condo / New York, New York	L + 14.85%	5/9/2021	P/I	N/A	9,131	9,624	—
Mezzanine loan	Condo / New York, New York	L + 8.00%	5/9/2021	P/I	N/A	22,104	22,373	—
Mezzanine loan	Condo / New York, New York	L + 8.00%	5/9/2021	P/I	N/A	16,681	16,880	—
Mezzanine loan	Condo / New York, New York	L + 8.00%	5/9/2021	P/I	N/A	10,034	10,153	—
Mezzanine loan	Condo / New York, New York	L + 8.00%	5/9/2021	P/I	N/A	7,549	7,639	—
Senior loan	Office / Duluth, Georgia	L + 3.15%	2/1/2025	P/I	N/A	46,935	46,486	—
Senior loan	Multifamily / Atlanta, Georgia	L + 2.75%	1/9/2024	P/I	N/A	69,500	69,238	—
Senior loan	Office / Dallas, Texas	L + 4.50%	9/8/2023	P/I	N/A	155,899	154,168	—
Senior loan	Office / Orlando, Florida	L + 4.00%	10/9/2023	P/I	N/A	72,315	71,653	—
Total loans						$481,438	$481,670	$—
Cure payments receivable (c)						—	7,351	—
Allowance for credit losses (b)						—	(60,628)	—
Total loans, net						$481,438	$428,393	$—
____________________________________
(a)L = one month LIBOR rate.
(b)P/I = principal and interest.
(c)Represents operating expenses related to the mezzanine loans paid by the Company on the borrower’s behalf in connection with the foreclosure proceedings that commenced during the year ended December 31, 2020.
(d)As of December 31, 2020, the Company’s allowance for credit losses related to its loans held-for-investment totaled $70.4 million, $60.6 million of which was related to the CRE loans.
The following table reconciles mortgage loans on real estate for the years ended December 31 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance, beginning of period	$298,880	$89,762	$—
Additions during period:
New loans	231,212	217,014	89,295
Capitalized interest	539	8,546	384
Accretion of fees and other items	1,909	2,441	268
Total additions	$233,660	$228,001	$89,947
Less: Deductions during period:
Collections of principal	(47,670)	(17,186)	—
Deferred fees and other items	(3,200)	(1,697)	(185)
Total deductions	(50,870)	(18,883)	(185)
Balance, end of period	$481,670	$298,880	$89,762
Cure payments receivable	7,351	—	—
Allowance for credit losses	(60,628)	—	—
Net balance, end of period	$428,393	$298,880	$89,762