Form 10-K/A
period 2020-12-31
CIM REAL ESTATE FINANCE TRUST, INC.
filed 2021-04-27
CIK 1498547

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
As of April 23, 2021, there were approximately 362.0 million shares of common stock, par value per share of $0.01, of CIM Real Estate Finance Trust, Inc. outstanding.

EXPLANATORY NOTE
CIM Real Estate Finance Trust, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021 (the “Original Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference to our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by us within 120 days after the end of the fiscal year covered by the Form 10-K. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.
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

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors
In accordance with applicable law and our charter and bylaws, the business and affairs of the Company are managed under the direction of our board of directors.  Our board of directors currently consists of 12 directors, nine of whom are independent directors. Our board of directors has formed three standing committees: the audit committee; the valuation, compensation and affiliate transactions committee; and the nominating and corporate governance committee.
As of the date of this report, our directors and executive officers, their ages and their positions and offices are as follows:

Name	Age	Position(s)
Richard S. Ressler	62	Chairman of the Board, Chief Executive Officer and President
Marcus E. Bromley	71	Independent Director
T. Patrick Duncan	72	Independent Director
Stephen O. Evans	75	Independent Director
Robert A. Gary, IV	67	Independent Director
Alicia K. Harrison	61	Independent Director
Calvin E. Hollis	69	Independent Director
Lawrence S. Jones	74	Independent Director
W. Brian Kretzmer	68	Independent Director
Avraham Shemesh	59	Director
Howard A. Silver	66	Independent Director
Elaine Y. Wong	41	Director
Richard S. Ressler has served as our chief executive officer, president and a director since February 2018, and as the chairman of our board of directors and a member of the nominating and corporate governance committee since August 2018. Mr. Ressler has also served as vice president of CIM Real Estate Finance Management, LLC, f/k/a Cole REIT Management IV, LLC (“CMFT Management”), our external manager, CREI Advisors, LLC (“CREI Advisors”), our property manager, and CCO Group, LLC (“CCO Group”) since February 2018. Mr. Ressler is the founder and President of Orchard Capital Corp. (“Orchard Capital”), a firm through which Mr. Ressler oversees companies in which Orchard Capital or its affiliates invest. Through his affiliation with Orchard Capital, Mr. Ressler serves in various senior capacities with, among others, CIM Group, LLC (“CIM”), a community-focused real estate and infrastructure owner, operator, lender and developer, and the indirect parent of our sponsor, manager, dealer manager and property manager; Orchard First Source Asset Management (together with its controlled affiliates, “OFSAM”), a full-service provider of capital and leveraged finance solutions to U.S. corporations; and OCV Management, LLC (“OCV”), an investor, owner and operator of technology companies. Mr. Ressler also serves as a board member for various public and private companies in which Orchard Capital or its affiliates invest, including as chairman of j2 Global, Inc. (NASDAQ: JCOM). Mr. Ressler served as Chairman and CEO of JCOM from 1997 to 2000 and, through an agreement with Orchard Capital, currently serves as its non-executive Chairman. Mr. Ressler has served as chairman of CIM Commercial Trust Corporation (NASDAQ: CMCT) (“CMCT”), a real estate investment trust (“REIT”) that acquires, owns and operates Class A and creative office assets, since March 2014. He has also served as a chief executive officer, president and director of CIM Income NAV, Inc. (“CIM Income NAV”), a REIT sponsored by our sponsor, CCO Group, which primarily focuses on the acquisition and management of commercial properties in the retail, office and industrial sectors subject to long-term net leases to creditworthy tenants, since February 2018, and has served as chairman of the board since August 2018. Mr. Ressler served as chief executive officer, president and director of Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”) from February 2018 and chairman of the board from August 2018 until CCIT III’s merger with our company in December 2020. Mr. Ressler also served as director of Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”) from January 2019 until CCIT II’s merger with Griffin Capital Essential Asset REIT, Inc. (“GCEAR”) in March 2021. He previously served as a director of Cole Credit Property Trust V, Inc. (“CCPT V”) from January 2019 to October 2019. Mr. Ressler co-founded CIM in 1994 and, through an agreement with Orchard Capital, serves as the chairman of CIM’s Real Assets Management Committee and Investment Committees, and serves on the Investment Allocation Committee. CIM Capital, LLC, and its relying advisers (CIM Capital Controlled Company Management, LLC, CIM Capital RE Debt Management, LLC, CIM Capital Real Property Management, LLC, and CIM Capital Securities Management, LLC), CIM Capital IC Management, LLC, and CIM Capital SA Management, LLC, affiliates of CIM, are registered with the United States Securities and Exchange Commission as registered investment advisers. Mr. Ressler co-founded the predecessor of OFSAM in 2001 and, through an agreement with Orchard

Capital, chairs its executive committee. Mr. Ressler co-founded OCV in 2016 and, through an agreement with Orchard Capital, chairs its executive committee. Prior to founding Orchard Capital, from 1988 until 1994, Mr. Ressler served as Vice Chairman of Brooke Group Limited, the predecessor of Vector Group, Ltd. (NYSE: VGR) and served in various executive capacities at VGR and its subsidiaries. Prior to VGR, Mr. Ressler was with Drexel Burnham Lambert, Inc., where he focused on merger and acquisition transactions and the financing needs of middle-market companies. Mr. Ressler began his career in 1983 with Cravath, Swaine and Moore LLP, working on public offerings, private placements, and merger and acquisition transactions. Mr. Ressler holds a B.A. from Brown University, and J.D. and M.B.A. degrees from Columbia University. Mr. Ressler was selected to serve as a director because of his extensive real estate, business management and finance experience and expertise, in addition to his leadership roles at several public companies, all of which are expected to bring valuable insight to the board of directors.
Marcus E. Bromley has served as an independent director since December 2020. He served as an independent director of CCPT V and as a member of CCPT V’s audit committee from March 2015, as well as a member of CCPT V’s nominating and corporate governance committee and chairman of CCPT V’s valuation, compensation and affiliate transactions committee from August 2018 until CCPT V’s merger with our company in December 2020. He previously served as non-executive chairman of CCPT V’s board of directors from June 2015 until August 2018. Since July 2017, Mr. Bromley has served on the board of directors of Brookdale Senior Living Inc. (NYSE: BKD). In August 2018, Mr. Bromley joined the management committee of Sealy Industrial Partners, LP. Mr. Bromley served as a member of the board of directors of Cole Corporate Income Trust, Inc. and as a member of its audit committee from January 2011 until January 2015 when that company merged with Select Income REIT. From May 2005 until its merger with Spirit Realty Capital, Inc. in July 2013, Mr. Bromley served as a member of the board of directors of Cole Credit Property Trust II, Inc. and also served as the chairman of that company’s audit committee. He also served as a member of the board of directors of Cole Credit Property Trust III, Inc. from October 2008 until May 2012 and as a member of its audit committee from December 2008 until May 2012. From 1993 through 2005, Mr. Bromley served as a member of the board of trustees of Gables Residential Trust, a $3 billion multi-family residential REIT with operations in Texas, Georgia, South Florida, Washington, D.C. and Southern California that was listed on the New York Stock Exchange prior to its sale in 2005. From December 1993 until June 2000, Mr. Bromley also served as the chief executive officer of Gables Residential Trust. Prior to joining Gables Residential Trust, Mr. Bromley was a division partner of Trammell Crow Residential from 1982 until 1993. Mr. Bromley also serves on the advisory board of Nancy Creek Capital, an Atlanta-based private equity firm, and previously served on the board of directors of SG Partners, a multifamily residential company headquartered in Atlanta, Georgia, from 2013 until 2016. Mr. Bromley holds a B.S. in Economics from Washington & Lee University and an M.B.A. from the University of North Carolina. Mr. Bromley was selected to serve as a director because of his experience as the chief executive officer of a public real estate company, his general knowledge of the real estate industry and his financing experience, all of which are expected to bring valuable insight to the board of directors.
T. Patrick Duncan has served as an independent director and a member of our audit committee since September 2015, and as a member of our nominating and corporate governance committee and chairman of our valuation, compensation and affiliate transactions committee since August 2018. He previously served as the non-executive chairman of the board of directors from November 2015 until August 2018. Mr. Duncan also served as a member of the board of directors of CIM Income NAV from August 2013 until September 2015. For 27 years, Mr. Duncan served in various roles at USAA Real Estate Company, a private real estate investment company, most recently as its chief executive officer from January 2005 until he retired in May 2013. Mr. Duncan also served as vice chairman of the board of directors of USAA Real Estate Company and as a director of United Lender Services, a USAA company, from his retirement in May 2013 until December 2015. Prior to serving as chief executive officer, Mr. Duncan held the position of senior vice president, real estate operations with USAA Real Estate, with responsibilities that included the direction of all acquisitions, sales, co-investments, build-to-suits, land development capital markets, management and leasing of real estate. Before joining USAA Real Estate in 1986, Mr. Duncan was with Trammell Crow Company in Dallas, Texas with responsibilities as a financial partner of the firm and prior to that, Mr. Duncan was a manager with Deloitte & Touche LLP. Mr. Duncan previously served on the boards of Meridian Industrial Trust, a former New York Stock Exchange-listed REIT, from 1994 to 1998, American Industrial Properties REIT, a former New York Stock Exchange-listed REIT, from 1996 to 2001, and Square Mile Capital Management, LLC, a diversified real estate investment firm, from 2012 to 2014. Mr. Duncan previously served on the board of the Texas Research and Technology Foundation and the Association of Foreign Investors in Real Estate (AFIRE). Mr. Duncan received a degree from the University of Arizona and is a Certified Public Accountant, Certified Commercial Investment Member, and holds a Texas Real Estate Broker’s License. Mr. Duncan was selected to serve as a director because of his extensive experience as a real estate industry executive with executive investment, capital markets and financial expertise, all of which are expected to bring valuable insight to the board of directors.

Stephen O. Evans has served as an independent director since December 2020. He served as one of CCIT III’s independent directors and as a member of CCIT III’s audit committee from July 2016, as well as chairman of CCIT III’s nominating and corporate governance committee and CCIT III’s valuation, compensation and affiliate transactions committee from August 2018 until CCIT III’s merger with company in December 2020. Mr. Evans previously served as non-executive chairman of the board of directors of CCIT III from July 2016 to August 2018. Retiring in 2010, Mr. Evans served as an executive and trustee of Equity Residential (NYSE: EQR), a publicly traded REIT. In 1981, Mr. Evans co-founded and served as chief executive officer and chairman of Evans Withycombe Residential, a multi-family investment company focused in Arizona and California. In 1994, Evans Withycombe Residential (EWR) became a publicly traded REIT and Mr. Evans served as its chief executive officer and chairman until its merger with Equity Residential in December 1997. Mr. Evans served as a director of the Biltmore Bank of Arizona from 2004 to December 2012, and currently serves as a director of Communities Southwest, a private land investment and development company. His business affiliations have included the Arizona Multi-Housing Association, Urban Land Institute, National Multi-Housing Council and National Association of Real Estate Investment Trusts. Mr. Evans currently serves on the board of directors of the following non-profit organizations: Arizona Community Foundation, Arizona State University Foundation and Valley of the Sun United Way. Mr. Evans received a B.S. in Business Administration and a M.B.A. from Arizona State University. Mr. Evans was selected to serve as a director because of his extensive experience as a real estate industry executive, with strong leadership and investment expertise, all of which are expected to bring valuable insight to the board of directors.
Robert A. Gary, IV has served as an independent director since December 2020. He served as an independent director of CCPT V and as a member of CCPT V’s audit committee from April 2015, as chairman of CCPT V’s audit committee from June 2015, as well as chairman of CCPT V’s nominating and corporate governance committee and a member of CCPT V’s valuation, compensation and affiliate transactions committee from August 2018 until its merger with our company in December 2020. Mr. Gary is a Co-Founder and current Ambassador of Keiter, PC, Certified Public Accountants and Consultants, which was founded in 1978. Mr. Gary has more than 44 years of experience in public accounting, providing accounting, tax, and consulting services to business organizations and individuals. His accounting practice has focused on general business consulting, real estate construction, development and management, employee benefits, executive compensation, estate planning and administration. Mr. Gary has provided insights and opportunities to clients in a variety of industries, including real estate, estates, trusts and foundations, private venture capital investors, manufacturing, distribution and professional services. He previously served as an independent director of Landmark Apartment Trust, Inc. (formerly Grubb & Ellis Apartment REIT, Inc.) from December 2005 until May 2014, and of Cornerstone Realty Income Trust from 2003 until its 2005 merger with Colonial Property. While serving on the boards of both Landmark and Cornerstone, Mr. Gary also served as the chairperson and financial expert for each company’s audit committee. He received a B.S. in Accounting from Wake Forest University and an M.B.A. from the University of Virginia’s Darden School of Business. Mr. Gary is a Certified Public Accountant, a Certified Information Technology Professional, a Chartered Global Management Accountant, and a member of the American Institute of Certified Public Accountants and the Virginia Society of Certified Public Accountants. He is also a Certified Financial Planner® and a Realtor licensed in Virginia. Mr. Gary was selected to serve as a director because of his experience as a Co-Founder of a certified public accounting firm, his general knowledge of the real estate industry and his financing and accounting experience, all of which are expected to bring valuable insight to the board of directors.
Alicia K. Harrison has served as an independent director since June 2016, and as a member of our valuation, compensation and affiliate transactions committee and as chairperson of our nominating and corporate governance committee since August 2018. Previously, Ms. Harrison worked for Wells Fargo & Company and its predecessor banks from 1986 until 2012, when she retired as executive vice president in Commercial Banking. Her responsibilities at Wells Fargo included positions as area manager and group head for Southwest Regional Commercial Banking Office, manager of the Real Estate Department and integration team member for the Government and Institutional Banking Group, integrating the employees and clients of Wachovia Corporation following its acquisition by Wells Fargo in 2008.  Prior to joining Wells Fargo, Ms. Harrison began her banking career in Houston with a predecessor bank of JPMorgan Chase & Co. (MBank) as a banker in the Energy Division after completing the Commercial Training program. Ms. Harrison has served on the board of directors and the audit and capital committees of Ryan Companies US, Inc., a national commercial real estate development, design and management company, since May 2012, and as a member of the board of directors and the nominating and governance committee of Independent Bank Group, Inc., a bank holding company (NASDAQ: IBTX), since May 2019. She joined the audit committee of Independent Bank Group, Inc. in 2020. Ms. Harrison is a Life Member of the Arizona State University Sun Angel Foundation, and previously served as a trustee of the Sun Angel Foundation and on the boards of directors of the Fresh Start Women’s Foundation, the Greater Phoenix Economic Council, the Phoenix Art Museum, the Arizona Chapter of the American Red Cross, the Arizona Business Leadership Association and the Arizona Science Center. Ms. Harrison received a B.S. degree in Finance from Arizona State University and has completed postgraduate courses with the London School of Economics, City of London University Banking and the University of Southern California’s London Graduate School Program. Ms. Harrison was selected to serve as a director because of her financial services, investment management and real estate experience, all of which are expected to bring valuable insight to the board of directors.

Calvin E. Hollis has served as an independent director since December 2020. He served as an independent director of CCIT II from March 2018, as well as a member of CCIT II’s valuation, compensation and affiliate transactions committee and CCIT II’s nominating and corporate governance committee from August 2018 until its merger with GCEAR in March 2021. In addition, Mr. Hollis served as an independent director of CCPT V from March 2018, and as a member of CCPT V’s valuation, compensation and affiliate transactions committee from August 2018 until its merger with our company in December 2020. Mr. Hollis retired from his position as Senior Executive Officer, Real Estate, Countywide Planning and Development for the Los Angeles County Metropolitan Transportation Authority effective year-end 2017. He served in that position from May 2011 until December 2017. His responsibilities included executive oversight of all real estate operations including acquisitions and dispositions, non-operating property asset management, and the commercial long term ground lease program. Prior to that, from February 2009 to May 2011, Mr. Hollis served as the Acting Chief Executive Officer and then Chief Operating Officer for the Community Redevelopment Agency (“CRA”) of the City of Los Angeles. Prior to joining the CRA, Mr. Hollis served as a Managing Principal with Keyser Marston Associates, Inc. from March 1983 to February 2009, where he provided real estate advisory services to over 150 public, institutional, and private clients in major public-private real estate transactions. Mr. Hollis is a former member of Lambda Alpha and the Urban Land Institute Public Private Partnership Counsel. Mr. Hollis received a B.A. in Economics from California State University Los Angeles. Mr. Hollis was selected to serve as a director because of his experience with real estate projects and transactions of all types, including his experience with public-private partnerships, all of which are expected to bring valuable insight to the board of directors.
Lawrence S. Jones has served as an independent director and as the chairman of our audit committee since March 2012, and as a member of our valuation, compensation and affiliate transactions committee since August 2018. Since August 2019, Mr. Jones has served as an independent trustee and as a member of the audit committee of United Development Funding IV, a real estate investment trust that invests primarily in secured loans for the acquisition and development of land into single-family home lots and the construction of model and new single-family homes. Mr. Jones served as the managing director of Encore Enterprises, Inc. – Equity Funds, a real estate development company, from August 2008 to April 2010. Previously, he served as a senior audit partner with PricewaterhouseCoopers LLP from September 1999 to July 2007, where he was the financial services industry leader for the Dallas and Houston markets from September 1999 to July 2006, and the firm’s representative to the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) from 1999 to 2007. Prior to joining PricewaterhouseCoopers LLP, Mr. Jones served from March 1998 to June 1999 as executive vice president and treasurer of Wyndham International, Inc., an upscale and luxury hotel operating company. Mr. Jones began his career in 1972 at Coopers & Lybrand, a predecessor of PricewaterhouseCoopers LLP, and served as the partner in charge of Coopers & Lybrand’s national REIT practice from 1992 until March 1998. From July 1982 to June 1984, Mr. Jones served as a professional accounting fellow with the Office of the Chief Accountant of the SEC in Washington, D.C. Mr. Jones has previously served as a director of the Dallas Arts District Alliance and is currently a member of the Dallas Park and Recreation Board, the National Association of Corporate Directors, NAREIT, the Urban Land Institute (ULI) and the American Institute of Certified Public Accountants. Mr. Jones is a past-president of the Haas School of Business Alumni Association (University of California at Berkeley). He served as an independent director of Moody National REIT I, Inc. from March 2010 to February 2012. Mr. Jones received a B.A. degree in Economics and Corporate Finance from the University of California at Berkeley and a Master’s Degree in Corporate Finance from the UCLA Anderson School of Management. Mr. Jones was selected to serve as a director of our company because of his extensive experience as a certified public accountant and as a real estate industry executive, with strong leadership, management and technical skills, all of which are expected to bring valuable insight to the board of directors.
W. Brian Kretzmer has served as an independent director of our company since February 2018, and as a member of our audit committee and our valuation, compensation and affiliate transactions committee since August 2018. Mr. Kretzmer currently operates his own consultancy practice and is an investor in several private firms where he serves in multiple capacities. From 1999 to 2006, Mr. Kretzmer was Chief Executive Officer of MAI Systems Corporation (which operated principally through its subsidiary Hotel Information Systems), a provider of enterprise management solutions for lodging organizations. He also served as Chief Financial Officer of MAI Systems Corporation from 1993 to 1996 and 1999 to 2000. Mr. Kretzmer is a thirty-year veteran in technology industries. Mr. Kretzmer has served as a director of j2 Global, Inc. since July 2007. He has served as an independent director of CIM Income NAV since February 2018, and as a member of its audit committee and valuation, compensation and affiliate transactions committee since August 2018. He also served as an independent director of CCIT III from February 2018 until its merger with our company in December 2020. Mr. Kretzmer holds a B.A. from Montclair State University and an M.B.A. from Farleigh Dickinson University. Mr. Kretzmer was selected to serve as a director because of his extensive operational and financial perspective and accounting expertise, in addition to his leadership roles at MAI Systems Corporation, all of which are expected to bring valuable insight to the board of directors.

Avraham Shemesh has served as a director since March 2019. Mr. Shemesh has also served as president and treasurer of CMFT Management and as vice president of CREI Advisors and CCO Group since February 2018. Mr. Shemesh is a Co-Founder and Principal of CIM, with more than 25 years of active real estate, infrastructure and lending experience. Since co-founding CIM in 1994, Mr. Shemesh has been instrumental in building the firm’s real estate, infrastructure and debt platforms. He serves on CIM’s Investment and Real Assets Management Committees, providing guidance on the diverse opportunities available across CIM’s various platforms. Mr. Shemesh is responsible for CIM’s long-time relationships with strategic institutions and oversees teams essential to acquisitions, portfolio management and internal and external communication. Since March 2014, Mr. Shemesh has served as a director of CMCT, a REIT that acquires, owns and operates office investments and is operated by affiliates of CIM. Additionally, he has served as a director of CIM Income NAV since January 2019. Mr. Shemesh served as chief executive officer, president and director of CCIT II from February 2018, and as chairman of the board from August 2018 until CCIT II’s merger with GCEAR in March 2021. He served as chief executive officer and director of CCPT V from March 2018, and as chairman of the board from August 2018 until CCPT V’s merger with our company in December 2020. He also served as a director of CCIT III from January 2019 until CCIT III’s merger with our company in December 2020. Prior to CIM, Mr. Shemesh was involved in a number of successful entrepreneurial real estate activities, including co-founding Dekel Development, which developed a wide variety of commercial and multifamily properties in Los Angeles. Mr. Shemesh was selected to serve as a director because of his significant experience with the real estate acquisition process and strategic planning as a result of his experience with CIM, including as Co-Founder thereof, as well as his leadership roles at CIM and CMCT, all of which are expected to bring valuable insight to the board of directors.
Howard A. Silver has served as an independent director and a member of our audit committee and our valuation, compensation and affiliate transactions committee since October 2019. He also served as an independent director and chairman of the audit committee of CCIT III from July 2016, as well as a member of CCIT III’s valuation, compensation and affiliate transactions committee from August 2018 until its merger with our company in December 2020. From 1994 until 2007, Mr. Silver held various positions with Equity Inns, Inc., a publicly listed hospitality REIT on the New York Stock Exchange, including chief executive officer, president, chief financial officer, chief operating officer and secretary. Until the sale of Equity Inns to Whitehall Global Real Estate Funds in October 2007, Equity Inns was the largest hotel REIT focused on the upscale extended stay, all suite and midscale limited service segments of the hotel industry. From 1992 until 1994, Mr. Silver served as chief financial officer of Alabaster Originals, L.P., a fashion jewelry wholesaler. Prior to joining Equity Inns, Mr. Silver was employed by Ernst & Young LLP from 1987 to 1992 and by PricewaterhouseCoopers LLP from 1978 to 1985, both global accounting firms. From 2012 until the sale of the company in 2018, Mr. Silver served as a member of the board of directors and as lead independent director of Education Realty Trust, Inc. (NYSE: EDR), a publicly listed collegiate housing REIT. Mr. Silver has also served as a member of the board of directors and chairman of the audit committee of Jernigan Capital, Inc. (NYSE: JCAP), a publicly listed mortgage REIT focused on lending to self-storage facilities, since April 2015. From January 2014 until the sale of the company in January 2016, he served as a member of the board of directors and as chairman of the audit committee of Landmark Apartment Trust, Inc., a publicly registered, non-listed multifamily REIT, and, from its inception in 2004 through the sale of the company in November 2013, he served as a member of the board of directors and chairman of the audit committee of CapLease, Inc. (NYSE: LSE), a publicly listed net lease REIT. From 2004 until the sale of the company in May 2012, Mr. Silver also served as a member of the board of directors of Great Wolf Resorts, Inc. (NASDAQ: WOLF), a publicly listed family entertainment resort company. Mr. Silver graduated cum laude from the University of Memphis with a B.S. in Accountancy and has been a Certified Public Accountant since 1980. Mr. Silver was selected to serve as a director because of his extensive experience in the real estate industry and accounting, which is expected to bring valuable insight to the board of directors.
Elaine Y. Wong has served as a director since October 2019. In addition, since October 2019, Ms. Wong has served as a director of CIM Income NAV. Ms. Wong served as a director of CCIT II from October 2019 until its merger with GCEAR in March 2021. She also served as a director of CCPT V from October 2019 until its merger with our company in December 2020. Ms. Wong has served as a Principal of CIM and a member of its Investment Committee since February 2015, and as CIM’s Head of Marketing & Communications since May 2018. From February 2015 to April 2018, Ms. Wong served as CIM’s Global Head of Partner & Co-Investor Relations. She served at CIM from February 2012 to January 2015 as 1st Vice President, Global Head of Fundraising and Investor Relations, from February 2010 to January 2012 as Vice President, Fundraising & Investor Relations, and from April 2007 to January 2010 as Associate, Investor Relations. Prior to joining CIM, Ms. Wong served from May 2005 to March 2007 as an Associate at Perry Capital, LLC, and from July 2001 to April 2005 as an Analyst, and then Associate in the Equities Division, Financial and Strategic Management, of Goldman Sachs & Co. Ms. Wong received her Bachelor of Science degree in Accounting and Finance from New York University, Leonard N. Stern School of Business. Ms. Wong was selected to serve as a director because of her experience as a principal of CIM Group and her expertise in investor relations, marketing and communications strategy, as well as her background leading CIM’s fundraising efforts, all of which are expected to bring valuable insight to the board of directors.

Board Meetings and Annual Stockholder Meeting
The board of directors held nine meetings during the fiscal year ended December 31, 2020. Each director attended all of the meetings of our board of directors, and all of the meetings of the committees on which he or she served, held during the period for which he or she served as a director during the fiscal year ended December 31, 2020. Although we do not have a formal policy regarding attendance by members of our board of directors at our Annual Meeting of Stockholders, we encourage all of our directors to attend.
Independence
Under the listing standards of either the New York Stock Exchange (the “NYSE”) and the NASDAQ Global Market (“NASDAQ”), upon a listing of our common stock, at least a majority of the Company’s directors would be required to qualify as “independent” as affirmatively determined by the board. Although our shares are not listed for trading on the NYSE or NASDAQ, after review of all relevant transactions or relationships between each director, or any of his or her family members, and the Company, our senior management and our independent registered public accounting firm, the board has determined that Messrs. Bromley, Duncan, Evans, Gary, Hollis, Jones, Kretzmer and Silver and Ms. Harrison, who comprise a majority of our board, meet the current independence and qualifications requirements of the NYSE and NASDAQ.
Board Committees
The board of directors has established a committee structure that includes a standing audit committee, a valuation, compensation and affiliate transactions committee and a nominating and corporate governance committee. In addition, a special committee of the board was formed in June 2020 consisting of independent directors in connection with the exploration of the potential separate, non-contingent merger transactions between the Company and each of CCIT II, CCIT III and CCPT V. The audit committee and valuation, compensation and affiliate transactions committee are each comprised solely of independent directors, and a majority of the members of the nominating and corporate governance committee are independent directors.
Audit Committee
The audit committee is comprised of Messrs. Jones, Duncan, Kretzmer and Silver, all of whom are independent directors. Mr. Jones serves as the chairman of the audit committee. The audit committee reports regularly to the full board. The audit committee meets periodically during the year, usually in conjunction with regular meetings of the board, and met four times during 2020. The audit committee, by approval of at least a majority of the members, selects the independent registered public accounting firm to audit our annual financial statements, reviews with the independent registered public accounting firm the plans and results of the audit engagement, approves the audit and non-audit services provided by the independent registered public accounting firm, reviews the independence of the independent registered public accounting firm, considers the range of audit and non-audit fees and reviews the adequacy of our internal accounting controls. Our board of directors has adopted a charter for the audit committee that sets forth its specific functions and responsibilities. The audit committee charter can be located on our sponsor’s website at www.cimgroup.com/investment-strategies/individual/managed-reit-corporate-governance by clicking on “CMFT.”
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
Valuation, Compensation and Affiliate Transactions Committee
The valuation, compensation and affiliate transactions committee is comprised solely of our independent directors, Messrs. Duncan, Jones, Kretzmer and Silver and Ms. Harrison. Mr. Duncan serves as the chairman of the committee. The committee met five times during 2020. Our board of directors has adopted a charter for the valuation, compensation and affiliate transactions committee that sets forth its specific functions and responsibilities. The charter of the valuation, compensation and affiliate transactions committee is available on our sponsor’s website at www.cimgroup.com/investment-strategies/individual/managed-reit-corporate-governance by clicking on “CMFT.”
The primary purposes of the committee are to: (1) assist the board in satisfying its obligations to determine and provide the fair value of assets of the Company and the determination of the net asset value (“NAV”) per share of the common stock of the Company to comply with all applicable SEC, state and Financial Industry Regulatory Authority requirements; (2) oversee the Company’s board compensation programs, including plans and programs relating to cash compensation, incentive compensation, equity-based awards and other benefits and perquisites pertaining to the board and to administer any such plans or programs as required by the terms thereof; (3) periodically review the performance of CMFT Management and determine whether compensation paid to it is reasonable in relation to the nature and quality of services performed and the investment performance of the Company, and that the provisions of the management agreement are being carried out by the manager; (4) consider for approval any other agreements and transactions between the Company and/or its subsidiaries on the one hand and any of (i) the manager, (ii) CIM and/or its subsidiaries, (iii) a director or officer of the Company, or (iv) an affiliate of the foregoing, on the other hand; and (5) consider the approval of all other matters required to be approved by the independent directors.
Nominating and Corporate Governance Committee
The nominating and corporate governance committee consists of three directors, Ms. Harrison and Messrs. Duncan and Ressler, with Ms. Harrison serving as the chairperson of the committee. A majority of the members of the nominating and corporate governance committee are independent directors; Mr. Ressler, our chief executive officer and president, is the sole non-independent director serving on the nominating and corporate governance committee. The committee met two times during 2020. Our board of directors has adopted a charter for the nominating and corporate governance committee that sets forth its specific functions and responsibilities. The charter of the nominating and corporate governance committee is available on our sponsor’s website at www.cimgroup.com/investment-strategies/individual/managed-reit-corporate-governance by clicking on “CMFT.”
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
Special Committee
A special committee of the board of directors was formed in June 2020 in connection with the exploration of the potential separate, non-contingent merger transactions between the Company and each of CCIT II, CCIT III and CCPT V. The special committee consisted of Ms. Harrison and Messrs. Duncan, Jones, Kretzmer and Silver, all of whom are independent directors. Mr. Duncan served as the chairman of the special committee. In connection with the formation of the special committee, the board of directors authorized and delegated to the special committee the full power to take any and all actions that it may deem necessary, advisable or appropriate (and to enter into any contracts, agreements, arrangements or understandings as it may deem necessary, advisable or appropriate, in the name of and on behalf of the Company) in connection with, or in response to, the exploration of the merger transactions. The merger agreement between the Company and CCIT II was terminated in October 2020 and the mergers of CCIT III and CCPT V with the Company were completed in December 2020.
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
Board Leadership Structure
Richard S. Ressler serves as both the chairman of our board of directors and our chief executive officer. In addition, only independent directors are members of the valuation, compensation and affiliate transactions committee, which is chaired by Mr. Duncan, our former chairman, and considers matters for which the oversight of our independent directors is key, including matters relating to the valuation of the Company’s common stock, review of the performance and fees paid to the manager, and review and approval of any transactions with affiliates.
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
In addition, although we do not have a lead independent director, in light of the function and make-up of the valuation, compensation and affiliate transactions committee, and for the reasons further set forth below, the board of directors believes that its current corporate governance practices achieve independent oversight and management accountability. Our governance practices provide for strong independent leadership, independent discussion among directors and for independent evaluation of and communication with our executive officers, as well as the officers and key personnel of our manager. Some of the relevant processes and other corporate governance practices include:
•A majority of our directors are independent directors. Each director is an equal participant in decisions made by the full board of directors. In addition, all matters that relate to our sponsor, our manager or any of their affiliates must be approved by a majority of the independent directors. The audit committee and the valuation, compensation and affiliate transactions committee are comprised entirely of independent directors.
•Each of our directors is elected annually by our stockholders.

•The board of directors can decline to renew the management agreement with our external manager upon the affirmative vote of two-thirds (2/3) of the independent directors that (1) there has been unsatisfactory performance by the manager that is materially detrimental to the Company or (2) the management fees payable to the manager are not fair.
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
ITEM 11.    EXECUTIVE COMPENSATION
Compensation of Directors
Summary
Directors who are also officers or employees of the Company, our manager or their affiliates (Messrs. Ressler and Shemesh and Ms. Wong) do not receive any special or additional remuneration for service on the board of directors or any of its committees. Each independent director receives compensation for service on the board of directors and any of its committees as provided below:
•an annual board membership retainer of $90,000; and
•an additional annual retainer for each standing committee on which a director serves equal to $25,000 for the committee chair and $15,000 for other members of the committee.
Generally, each director’s aggregate annual board compensation will be paid 75% in cash (in four quarterly installments) and 25% will be paid in the form of an annual grant of restricted shares of common stock based on the then-current per share NAV at the time of issuance pursuant to the CIM Real Estate Finance Trust, Inc. 2018 Equity Incentive Plan (the “Equity Plan”), as further described below. Restricted stock awards issued pursuant to the Equity Plan will generally vest one year from the date of the grant. In addition, all directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors.
Directors who served on the special committee received a one time payment of $36,000, and the chairman of the committee received $54,000.

Director Compensation Table
The following table sets forth certain information with respect to our director compensation during the fiscal year ended December 31, 2020:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total Compensation ($)
T. Patrick Duncan	$162,750	$36,250	$—	$—	$199,000
Alicia K. Harrison	$133,500	$32,500	$—	$—	$166,000
Lawrence S. Jones	$133,500	$32,500	$—	$—	$166,000
W. Brian Kretzmer	$126,000	$30,000	$—	$—	$156,000
Howard A. Silver	$123,226	$29,075	$—	$—	$152,301
Marcus E. Bromley(1)	$1,849	$—	$—	$—	$1,849
Stephen O. Evans(1)	$1,849	$—	$—	$—	$1,849
Robert A. Gary, IV(1)	$1,849	$—	$—	$—	$1,849
Calvin E. Hollis(1)	$1,849	$—	$—	$—	$1,849
Richard S. Ressler	$—	$—	$—	$—	$—
Avraham Shemesh	$—	$—	$—	$—	$—
Elaine Y. Wong	$—	$—	$—	$—	$—
___________________
(1)Messrs. Bromley, Evans, Gary and Hollis were elected as members of our board of directors effective December 21, 2020.
(2)Represents the grant date fair value of the restricted shares of common stock issued pursuant to the Equity Plan, for purposes of Accounting Standards Codification Topic 718, Compensation—Stock Compensation. Each of the independent directors elected prior to the date of grant received a grant of restricted shares of common stock in October 2020, which shares will vest approximately one year from the date of grant. The grant date fair value of the restricted shares is based on the per share estimated NAV of the common stock on the grant date, which was $7.31.
Long Term Incentive Plan Awards to Independent Directors
In August 2018, in connection with the approval and implementation of a revised compensation structure of our independent directors, the board of directors approved the Equity Plan, under which 400,000 of the Company’s common shares were reserved for issuance and share awards of approximately 345,000 are available for future grant at December 31, 2020. Under the Equity Plan, the board of directors or a committee designated by the board of directors has the authority to grant restricted stock awards or deferred stock awards to non-employee directors of the Company. The board of directors or committee also has the authority to determine the terms of any award granted pursuant to the Equity Plan, including vesting schedules, restrictions and acceleration of any restrictions. The purpose of the Equity Plan is to help the Company: (1) align the interests of the non-employee directors compensated under the Equity Plan with the Company’s stockholders; and (2) to promote ownership of the Company’s equity. Pursuant to the Equity Plan, we may award restricted stock or deferred stock units.
In October 2020, the Company granted awards of approximately 4,400 restricted shares to each of the independent members of the board of directors (approximately 22,000 restricted shares in aggregate) under the Equity Plan, representing 25% of each independent director’s annual aggregate board compensation for the twelve month period beginning October 2020 (the “2020 Restricted Stock Awards”). The 2020 Restricted Stock Awards will vest on October 1, 2021, approximately one year from the date of grant.
The term of the Equity Plan is ten years. The board of directors may amend or terminate the Equity Plan at any time prior to the end of its ten-year term, provided that the Equity Plan will remain in effect until all awards made pursuant to the Equity Plan have been satisfied or terminated in accordance with the Equity Plan. Upon a change of control, including the dissolution, liquidation, reorganization, merger or consolidation with one or more entities as a result of which we are not the surviving corporation, or upon a sale of all or substantially all of our assets, the board of directors or a committee thereof may make provisions for any awards not assumed or substituted pursuant to the agreement effectuating the change of control, including (1) accelerating the vesting period of unvested awards, or (2) canceling any non-vested award or other awards in which the fair market value of the shares subject to the award is zero, in each case in accordance with and pursuant to the terms of the applicable award agreement and the Equity Plan.
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
Compensation Committee Interlocks and Insider Participation
The valuation, compensation and affiliate transactions committee consists only of independent directors. In addition, we do not separately compensate our executive officers. Therefore, none of our executive officers participated in any deliberations regarding executive compensation.
During the fiscal year ended December 31, 2020, both of our executive officers served as executive officers (and, in the case of Mr. Ressler, as a director) of other externally managed companies sponsored by our sponsor. In addition, Mr. Shemesh served as an executive officer and director of other externally managed companies sponsored by our sponsor. Like us, such companies have a valuation, compensation and affiliate transactions committee consisting of their independent directors, and they do not separately compensate their executive officers.
Executive Officers
In addition to Richard S. Ressler, the following individual currently serves as an executive officer of the Company:
Nathan D. DeBacker, age 41, has served as our chief financial officer and treasurer since August 2016. Mr. DeBacker is senior vice president of finance & accounting at CIM Group and has served as the chief financial officer and treasurer of each of the public, non-listed REITs sponsored and managed by affiliates of CCO Group (and, prior to its acquisition by CIM Group, Cole Capital) since August 2016. He has served as chief financial officer and treasurer of CMFT since August 2016, and as chief financial officer of CMCT and CIM Real Assets & Credit Fund, a continuously-offered closed-ended interval fund managed by affiliates of CIM that seeks to invest in a mix of institutional-quality real estate and credit assets, since March 2019. Mr. DeBacker served as chief financial officer and treasurer of CCIT II from February 2018 until CCIT II’s merger with GCEAR in March 2021. He also served as chief financial officer and director of CCPT V and CCIT III since August 2016 until CCPT V’s and CCIT III’s merger with our company in December 2020. Mr. DeBacker also serves as an officer of various affiliates of CIM including as vice president of CMFT Management, CIM Income NAV Management, CREI Advisors and CCO Group since February 2018. He served as the chief financial officer of CCO Capital, CIM’s FINRA registered broker-dealer, from February 2018 to December 2020. From August 2016 to February 2018, Mr. DeBacker served as senior vice president and chief financial officer, Cole REITs, of VEREIT, Inc. (“VEREIT”). Mr. DeBacker was the principal at CFO Financial Services, LLC, a certified public accounting firm that provided accounting, payroll, tax, forecasting and planning, business valuation and investment advisory services to individuals and business organizations, from May 2014 until August 2016. Mr. DeBacker was also registered as an investment adviser representative with Archer Investment Corporation, an investment advisory firm that partners with accountants and CPAs to provide investment management solutions for their clients, from November 2015 until August 2016. From December 2005 until May 2014, Mr. DeBacker worked at Cole Capital, the predecessor to CCO Group, and, following the merger with VEREIT, most recently served as vice president of real estate planning and analysis. From 2002 until 2005, Mr. DeBacker worked as an auditor for the independent public accounting firm of Ernst & Young LLP. Mr. DeBacker earned a Bachelor of Science degree in Accounting from the University of Arizona and is a Certified Public Accountant in Arizona.
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
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information as of April 23, 2021 regarding the beneficial ownership of our common stock by each person known by us to own 5% or more of the outstanding shares of common stock, each of our directors, and each named executive officer, and our directors and executive officers as a group. The percentage of beneficial ownership is calculated based on 362,001,968 shares of common stock outstanding as of April 23, 2021.

Name of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned (2)	Percentage
Richard S. Ressler(3)	20,000	*
Marcus E. Bromley	80,381	*
T. Patrick Duncan(4)	13,018	*
Stephen O. Evans	12,833	*
Robert A. Gary, IV	13,443	*
Alicia K. Harrison(5)	12,277	*
Calvin E. Hollis	8,436	*
Lawrence S. Jones(6)	12,277	*
W. Brian Kretzmer(7)	22,112	*
Avraham Shemesh(3)	20,000	*
Howard A. Silver(8)	17,830	*
Elaine Y. Wong	—	—
Nathan D. DeBacker	—	—
All executive officers and directors as a group (13 persons)	232,607	*
___________________

*	Represents less than 1% of the outstanding common stock.
(1)	The address of each beneficial owner listed is c/o CIM Real Estate Finance Trust, Inc., 2398 East Camelback Road, 4th Floor, Phoenix, Arizona 85016.
(2)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group which may be exercised within 60 days following April 23, 2021.

(3)	The reported shares are owned directly by CMFT Management. Mr. Ressler and Mr. Shemesh may be deemed to beneficially own the shares owned by CMFT Management because of their positions with CIM Group which is the sole common equity member of CCO Group which owns and controls CMFT Management. Mr. Ressler or Mr. Shemesh each disclaim beneficial ownership of the reported securities except to the extent of his indirect pecuniary interest therein, and this nothing herein shall not be deemed an admission that Mr. Ressler and Mr. Shemesh is the beneficial owner of such securities for purposes of Section 16 or for any other purpose.
(4)	Includes 4,958.960 restricted shares of common stock issued under the Equity Plan in connection with Mr. Duncan’s service as a member of the Board.
(5)	Includes 4,445.964 restricted shares of common stock issued under the Equity Plan in connection with Ms. Harrison’s service as a member of the Board.
(6)	Includes 4,445.964 restricted shares of common stock issued under the Equity Plan in connection with Mr. Jones’s service as a member of the Board.
(7)	Includes 7,818.207 restricted shares of common stock issued under the Equity Plan in connection with Mr. Kretzmer’s service as a member of the Board.
(8)	Represents 7,641.338 restricted shares of common stock issued under the Equity Plan in connection with Mr. Silver’s service as a member of the Board.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Our independent directors have reviewed the material transactions between our affiliates and us during the year ended December 31, 2020. Set forth below is a description of the transactions with affiliates. We believe that we have executed all of the transactions set forth below on terms that are fair and reasonable to the Company and on terms no less favorable to us than those available from unaffiliated third parties.
Management Agreement
We are party to an amended and restated management agreement with CMFT Management dated August 20, 2019 (the “Management Agreement”) whereby CMFT Management manages our day-to-day operations and identifies and makes investments on our behalf. In return, we pay to CMFT Management a management fee (the “Management Fee”), payable quarterly in arrears, equal to the greater of (a) $250,000 per annum ($62,500 per quarter) and (b) 1.50% per annum (0.375% per quarter) of the Company’s Equity (as defined in the Management Agreement). Management Fees for the year ended December 31, 2020 totaled $40.0 million. We also reimburse CMFT Management for expenses incurred in connection with the provision of services pursuant to both the Management Agreement and the Prior Agreement (as defined below). Such expense reimbursements for the year ended December 31, 2020 totaled $4.7 million.
Our manager is also entitled to receive Incentive Compensation (as defined in the Management Agreement), payable with respect to each quarter, which is generally equal to the excess of (a) the product of (i) 20% and (ii) the excess of (A) Core Earnings (as defined in the Management Agreement) of the Company for the previous 12-month period, over (B) the product of (1) the Company’s Consolidated Equity (as defined in the Management Agreement) in the previous 12-month period, and (2) 7% per annum, over (b) the sum of any Incentive Compensation paid to our manager with respect to the first three calendar quarters of such previous 12-month period (or such lesser number of completed calendar quarters preceding the applicable period, if applicable). No Incentive Compensation was payable during the year ended December 31, 2020.
We reimbursed CMFT Management or its affiliates for acquisition expenses incurred in the process of acquiring each property or in the origination or acquisition of a loan, so long as the total acquisition fees and expenses relating to the transaction do not exceed 6.0% of the contract purchase price, unless otherwise approved by a majority of our board of directors, including a majority of our independent directors, as commercially competitive, fair and reasonable to the Company. Such expense reimbursements for the year ended December 31, 2020 totaled $550,000. Additionally, prior to August 20, 2019, under the terms of our prior advisory agreement with CMFT Management dated January 24, 2012 (the “Prior Agreement”), for substantial assistance in connection with the sale of one or more properties (or our entire portfolio), we paid CMFT Management or its affiliates a disposition fee (“Disposition Fees”) in an amount equal to up to one-half of the real estate or brokerage commission paid by us to third parties on the sale of such property, not to exceed 1.0% of the contract price of the property sold; provided, however, in no event would the total disposition fee paid to CMFT Management, its affiliates and unaffiliated third parties exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. Under the terms of the Management Agreement, our manager is no longer entitled to receive Disposition Fees; provided, however, that for the Company’s properties under contract to be sold or specifically identified in a broker agreement as being marketed for sale as of the effective date of the Management Agreement, our manager may be entitled to receive a Disposition Fee in accordance with the terms of the Prior Agreement. Disposition Fees paid for the year ended December 31, 2020 totaled $434,000.
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
Pursuant to the Investment Advisory and Management Agreement, our Investment Advisor shall receive an investment advisory fee (the “Investment Advisory Fee”), payable quarterly in arrears, equal to 1.50% per annum (0.375% per quarter) of CMFT Securities’ Equity (as defined in the Investment Advisory and Management Agreement). Because the securities and corporate credit assets that are managed by our Investment Advisor are excluded from the calculation of Management Fees payable by the Company to our manager under the Management Agreement, the total management and advisory fees payable by us to our external advisors are not increased as a result of entering into the Investment Advisory and Management Agreement. In addition, the Investment Advisor is eligible to receive incentive compensation, as described below. In the event that Incentive Compensation is earned and payable with respect to any quarter under the Management Agreement, our manager will calculate the portion of the Incentive Compensation that was attributable to the assets managed by our Investment Advisor and payable to the Investment Advisor (the “Securities Manager Incentive Compensation”). Pursuant to the Investment Advisory and Management Agreement, CMFT Securities will reimburse the Investment Advisor for costs and expenses incurred by the Investment Advisor on its behalf. During the year ended December 31, 2020, no Investment Advisory Fees were paid and no costs and expenses were reimbursed to the Investment Advisor.
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
Certain Conflict Resolution Procedures
In order to reduce or eliminate certain potential conflicts of interest, we have adopted policies containing a number of restrictions relating to (1) transactions we may enter into with our sponsor, our manager, any of our directors or any of their respective affiliates, (2) certain future offerings and (3) the allocation of investment opportunities among other real estate programs sponsored by CCO Group. Conflict resolution provisions that are in policies adopted by our board of directors include, among others, the following:
•We will not purchase or lease properties from our sponsor, our manager, any of our directors or any of their respective affiliates, unless a majority of the directors, including a majority of the independent directors, who are not otherwise interested in such transaction determines that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the property to the seller or lessor, unless there is substantial justification for any amount that exceeds such cost and such excess amount is determined to be reasonable. In no event will we acquire any such property from such persons or entities at an amount in excess of its current appraised value as determined by an independent appraiser. In addition, we will not sell or lease a property to our sponsor, our manager, any of our directors or any of their respective affiliates unless a majority of the directors, including a majority of the independent directors, who are not otherwise interested in such transaction determines that such transaction is fair and reasonable to us and either the sale price is greater than the cost of the property to us, including acquisition-related expenses, or a majority of the independent directors determines that there is substantial justification for any amount below such cost and that such difference is reasonable. In no event will we sell any such property to such persons or entities at an amount less than its current appraised value as determined by an independent appraiser.
•We will not make any loans to our sponsor, our manager, any of our directors or any of their respective affiliates, except that we may make loans to wholly-owned subsidiaries and we may make or invest in mortgage loans for properties owned by our sponsor, our manager, our directors or their respective affiliates, provided, among other things, that the transaction is approved by a majority of our directors, including a majority of our independent directors, who are not otherwise interested in the transaction as fair and reasonable to us and on terms no less favorable to us than those available from unaffiliated third parties. In addition, our sponsor, our manager, any of our directors and any of their respective affiliates will not make loans to us or to joint ventures in which we are a joint venture partner unless approved by a majority of our directors, including a majority of the independent directors, who are not otherwise interested in the transaction, as fair, competitive and commercially reasonable, and no less favorable to us than comparable loans between unaffiliated parties.
•Our property acquisitions and other investments are allocated among us and the programs sponsored by CCO Group pursuant to an asset allocation policy. Pursuant to the policy, in the event that an investment opportunity becomes available that may be suitable for both us or one or more of the other programs sponsored by CCO Group, and for which more than one of such entities has sufficient uninvested funds, an allocation committee, which is comprised entirely of employees of CIM, CCO Group or their respective affiliates (the “Allocation Committee”), will examine the following factors, among others, in determining the entity for which the investment opportunity is most appropriate:
•the investment objective of each entity;
•the anticipated operating cash flows of each entity and the cash requirements of each entity;
•the effect of the acquisition on diversification of each entity’s investments by type of property, geographic area and tenant concentration;
•whether any of the entities already owns an associated land parcel or building;
•the amount of funds available to each program and the length of time such funds have been available for investment;
•the ability of each entity to finance the property, if necessary;
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
•We will not enter into any other transaction with our sponsor, our manager, any of our directors or any of their affiliates, including the acceptance of goods or services from our sponsor, our manager, any of our directors or any of their affiliates, unless a majority of our directors, including a majority of the independent directors who are not otherwise interested in the transaction, approve such transaction as fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Fees
During the year ended December 31, 2020, Deloitte & Touche LLP (“Deloitte”) served as our independent registered public accounting firm and provided certain tax and other services. The audit committee reviewed the audit and non-audit services performed by Deloitte, as well as the fees charged by Deloitte for such services. In its review of the non-audit services and fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Deloitte. The aggregate fees billed to us for professional accounting services, including the audit of the Company’s annual financial statements by Deloitte for the years ended December 31, 2020 and December 31, 2019, are set forth in the table below.

	Year Ended December 31,
Type of Service	2020	2019
Audit fees (1)	$1,019,500	$1,031,700
Audit-related fees	—	—
Tax fees (2)	104,418	109,638
All other fees	—	—
Total	$1,123,918	$1,141,338
     ___________________

(1)	Represents fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by Deloitte in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements and other services that generally only the independent auditor reasonably can provide, such as services associated with filing registration statements, periodic reports and other filings with the SEC, audits of acquired properties or businesses, property audits required by loan agreements, and statutory audits for our subsidiaries or affiliates.
(2)	Represents fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the Internal Revenue Service and similar state and local agencies, as well as federal, state, and local tax issues related to due diligence.
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
All services rendered by Deloitte for the years ended December 31, 2020 and December 31, 2019 were pre-approved in accordance with the policies and procedures described above.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of April, 2021.

CIM Real Estate Finance Trust, Inc.

By:	/s/ NATHAN D. DEBACKER
Nathan D. DeBacker
Chief Financial Officer and Treasurer
(Principal Financial Officer)