Form 10-Q
period 2021-03-31
CIM REAL ESTATE FINANCE TRUST, INC.
filed 2021-05-17
CIK 1498547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 10, 2021, there were approximately 362.5 million shares of common stock, par value $0.01 per share, of CIM Real Estate Finance Trust, Inc. outstanding.

CIM REAL ESTATE FINANCE TRUST, INC.

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands, except share and per share amounts) (Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Real estate assets:
Land	$874,610	$881,896
Buildings, fixtures and improvements	2,463,130	2,490,030
Intangible lease assets	389,004	389,564
Condominium developments	201,031	—
Total real estate assets, at cost	3,927,775	3,761,490
Less: accumulated depreciation and amortization	(477,865)	(453,385)
Total real estate assets, net	3,449,910	3,308,105
Real estate-related securities	67,222	38,194
Loans held-for-investment and related receivables, net	1,022,279	962,624
Less: Allowance for credit losses	(12,888)	(70,358)
Total loans held-for-investment and related receivables, net	1,009,391	892,266
Cash and cash equivalents	57,550	121,385
Restricted cash	20,372	7,023
Rents and tenant receivables, net	67,208	74,419
Prepaid expenses and other assets	14,516	10,406
Deferred costs, net	4,444	4,293
Assets held for sale	31,241	3,518
Total assets	$4,721,854	$4,459,609
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facilities, notes payable and repurchase facilities, net	$2,445,246	$2,144,993
Accrued expenses and accounts payable	31,653	30,419
Due to affiliates	15,376	14,723
Intangible lease liabilities, net	31,075	32,718
Distributions payable	10,969	10,969
Deferred rental income, derivative liabilities and other liabilities	21,351	27,361
Total liabilities	2,555,670	2,261,183
Commitments and contingencies
Redeemable common stock	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 490,000,000 shares authorized, 362,001,968 shares issued and outstanding as of both March 31, 2021 and December 31, 2020	3,620	3,620
Capital in excess of par value	3,157,899	3,157,859
Accumulated distributions in excess of earnings	(996,665)	(961,006)
Accumulated other comprehensive income (loss)	1,330	(2,047)
Total stockholders’ equity	2,166,184	2,198,426
Total liabilities, redeemable common stock and stockholders’ equity	$4,721,854	$4,459,609
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Rental and other property income	$76,930	$68,436
Interest income	11,953	5,571
Total revenues	88,883	74,007
Operating expenses:
General and administrative	5,471	3,682
Property operating	10,119	6,865
Real estate tax	12,219	6,978
Management and advisory fees and expenses	13,014	11,090
Transaction-related	185	252
Depreciation and amortization	25,738	20,823
Real estate impairment	4,300	11,676
Provision for credit losses	568	17,777
Total operating expenses	71,614	79,143
Gain on disposition of real estate, net	—	13,110
Operating income	17,269	7,974
Other expense:
Interest expense and other, net	(20,022)	(15,767)
Loss on extinguishment of debt	—	(4,382)
Total other expense	(20,022)	(20,149)
Net loss	$(2,753)	$(12,175)
Weighted average number of common shares outstanding:
Basic and diluted	362,001,968	311,248,421
Net loss per common share:
Basic and diluted	$(0.01)	$(0.04)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (in thousands) (Unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(2,753)	$(12,175)
Other comprehensive income (loss)
Unrealized gain on real estate-related securities	122	—
Unrealized gain (loss) on interest rate swaps	123	(10,805)
Amount of loss reclassified from other comprehensive income (loss) into income as interest expense and other, net	3,132	977
Total other comprehensive income (loss)	3,377	(9,828)
Comprehensive income (loss)	$624	$(22,003)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (in thousands, except share amounts) (Unaudited)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance as of January 1, 2021	362,001,968	$3,620	$3,157,859	$(961,006)	$(2,047)	$2,198,426
Equity-based compensation	—	—	40	—	—	40
Distributions declared on common stock — $0.09 per common share	—	—	—	(32,906)	—	(32,906)
Comprehensive (loss) income	—	—	—	(2,753)	3,377	624
Balance as of March 31, 2021	362,001,968	$3,620	$3,157,899	$(996,665)	$1,330	$2,166,184

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance as of January 1, 2020	311,207,725	$3,112	$2,606,925	$(816,181)	$(3,908)	$1,789,948
Cumulative effect of accounting changes	—	—	—	(2,002)	—	(2,002)
Issuance of common stock	2,223,298	22	19,209	—	—	19,231
Equity-based compensation	—	—	40	—	—	40
Distributions declared on common stock — $0.15 per common share	—	—	—	(48,332)	—	(48,332)
Redemptions of common stock	(2,256,037)	(22)	(19,492)	—	—	(19,514)
Changes in redeemable common stock	—	—	283	—	—	283
Comprehensive loss	—	—	—	(12,175)	(9,828)	(22,003)
Balance as of March 31, 2020	311,174,986	$3,112	$2,606,965	$(878,690)	$(13,736)	$1,717,651
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands) (Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(2,753)	$(12,175)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization, net	25,118	20,530
Amortization of deferred financing costs	1,871	1,042
Amortization of fair value adjustment of mortgage notes payable assumed	(23)	(23)
Amortization and accretion on deferred loan fees	(376)	(560)
Amortization of premiums and discounts on credit investments	(442)	(21)
Capitalized interest income on real estate-related securities	(173)	(539)
Equity-based compensation	40	40
Straight-line rental income	(1,706)	(375)
Write-offs for uncollectible lease-related receivables	1,773	636
Gain on disposition of real estate assets, net	—	(13,110)
Loss on sale of credit investments, net	111	—
Amortization of fair value adjustment and gain on interest rate swaps	(1,431)	(5)
Impairment of real estate assets	4,300	11,676
Provision for credit losses	568	17,777
Write-off of deferred financing costs	—	177
Changes in assets and liabilities:
Rents and tenant receivables, net	7,151	(238)
Prepaid expenses and other assets	(4,175)	(484)
Accrued expenses and accounts payable	(435)	1,918
Deferred rental income and other liabilities	(1,324)	(7,271)
Due to affiliates	653	(1,849)
Net cash provided by operating activities	28,747	17,146
Cash flows from investing activities:
Investment in real estate-related securities	(28,509)	—
Investment in broadly syndicated loans	(82,144)	(330,678)
Investment in real estate assets and capital expenditures	(10,864)	(1,534)
Origination and acquisition of loans held-for-investment, net	(185,652)	(866)
Origination and exit fees received on loans held-for-investment	2,043	61
Principal payments received on loans held-for-investment	51,650	6,853
Principal payments received on real estate-related securities	10	—
Net proceeds from disposition of real estate assets	3,511	126,645
Net proceeds from sale of broadly syndicated loans	7,445	—
Net cash used in investing activities	(242,510)	(199,519)
Cash flows from financing activities:
Redemptions of common stock	—	(19,514)
Distributions to stockholders	(32,906)	(29,148)
Proceeds from credit facility and repurchase facilities	282,323	100,000
Repayments of credit facility and notes payable	(85,298)	(97,129)
Refund of loan deposits	65	—
Deferred financing costs paid	(907)	(115)
Net cash provided by (used in) financing activities	163,277	(45,906)
Net decrease in cash and cash equivalents and restricted cash	(50,486)	(228,279)
Cash and cash equivalents and restricted cash, beginning of period	128,408	473,355
Cash and cash equivalents and restricted cash, end of period	$77,922	$245,076
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$57,550	$240,872
Restricted cash	20,372	4,204
Total cash and cash equivalents and restricted cash	$77,922	$245,076
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited)
NOTE 1 — ORGANIZATION AND BUSINESS
CIM Real Estate Finance Trust, Inc. (the “Company”) is a non-exchange traded real estate investment trust (“REIT”) formed as a Maryland corporation on July 27, 2010, that elected to be taxed, and currently qualifies, as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2012. The Company operates a diversified portfolio of core commercial real estate assets primarily consisting of net leased properties located throughout the United States. The Company continues to pursue a more diversified investment strategy across the capital structure by balancing the Company’s existing core of commercial real estate assets leased to creditworthy tenants under long-term net leases with a portfolio of commercial mortgage loans and other credit investments in which the Company’s sponsor and its affiliates have expertise. As of March 31, 2021, the Company owned 515 properties, comprising 21.3 million rentable square feet of commercial space located in 45 states. As of March 31, 2021, the rentable square feet at these properties was 93.7% leased, including month-to-month agreements, if any. As of March 31, 2021, the Company’s loan portfolio consisted of 227 loans with a net book value of $1.0 billion, and investments in real estate-related securities of $67.2 million. During the three months ended March 31, 2021, the Company completed foreclosure proceedings to take control of the assets which previously secured its eight mezzanine loans, including 75 condominium units and 21 rental units across four buildings.
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
CCO Group, LLC owns and controls CMFT Management, the Company’s manager, and is the indirect owner of CCO Capital, LLC (“CCO Capital”), the Company’s dealer manager, and CREI Advisors, LLC (“CREI Advisors”), the Company’s property manager. CCO Group, LLC and its subsidiaries (collectively, “CCO Group”) serve as the Company’s sponsor and as a sponsor to CIM Income NAV, Inc. (“CIM Income NAV”). The Company relies upon CIM Capital IC Management, LLC, the Company’s investment advisor (the “Investment Advisor”) to provide substantially all of the Company’s day-to-day management with respect to investments in securities.
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
The Company registered an additional $600.0 million of shares of common stock under the DRIP (the “Secondary DRIP Offering,” and together with the Initial DRIP Offering, the “DRIP Offerings,” and the DRIP Offerings collectively with the Offering, the “Offerings”) pursuant to a Registration Statement on Form S-3 (Registration No. 333-212832), which was filed with the SEC on August 2, 2016 and automatically became effective with the SEC upon filing. The Company began to issue shares under the Secondary DRIP Offering on August 2, 2016 and continued to issue shares under the Secondary DRIP Offering until, on August 30, 2020, the Company’s board of directors (the “Board”) suspended the Secondary DRIP Offering in connection with the entry of the Company into the merger agreements with Cole Office & Industrial REIT (CCIT III), Inc.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited) – (Continued)

(“CCIT III”) and Cole Credit Property Trust V, Inc. (“CCPT V”) (the “Mergers”). On March 25, 2021, the Board reinstated the Secondary DRIP Offering, effective April 1, 2021.
The Board establishes an updated estimated per share net asset value (“NAV”) of the Company’s common stock on at least an annual basis for purposes of assisting broker-dealers that participated in the Offering in meeting their customer account reporting obligations under Financial Industry Regulatory Authority Rule 2231. Distributions are reinvested in shares of the Company’s common stock under the DRIP at the estimated per share NAV as determined by the Board. Additionally, the estimated per share NAV as determined by the Board serves as the per share NAV for purposes of the share redemption program. As of March 31, 2021, the estimated per share NAV of the Company’s common stock was $7.31, which was established by the Board on August 11, 2020 using a valuation date of June 30, 2020. Commencing on August 14, 2020, $7.31 served as the per share NAV under the DRIP. The Board previously established a per share NAV as of August 31, 2015, September 30, 2016, December 31, 2016, December 31, 2017, December 31, 2018, December 31, 2019, and March 31, 2020. The Company’s estimated per share NAVs are not audited or reviewed by its independent registered public accounting firm.
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
Principles of Consolidation and Basis of Presentation
The condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC regarding interim financial reporting, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2020, and related notes thereto, set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The condensed consolidated financial statements should also be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.
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
The Company is separately presenting the write-offs for uncollectible lease-related receivables of $636,000 for the three months ended March 31, 2020, which was previously included in straight-line rental income, net in the condensed consolidated statements of cash flows.
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
March 31, 2021 (Unaudited) – (Continued)

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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, lease concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; and changes in anticipated holding periods. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. During the three months ended March 31, 2021, as part of the Company’s quarterly impairment review procedures, the Company recorded impairment charges of $4.3 million related to five properties, of which impairment at three properties was due to sales prices that were less than their respective carrying values and impairment at two properties was due to vacancy. The Company’s impairment assessment as of March 31, 2021 was based on the most current information available to the Company, including expected holding periods. If the Company’s expected holding periods for assets change, subsequent tests for impairment could result in additional impairment charges in the future. The Company cannot provide any assurance that additional material impairment charges with respect to the Company’s real estate assets will not occur during 2021 or in future periods. During the three months ended March 31, 2020, the Company recorded impairment charges of $11.7 million related to six properties due to revised cash flow estimates as a result of market conditions and one property due to a tenant bankruptcy. The assumptions and uncertainties utilized in the evaluation of the impairment of real estate assets are discussed in detail in Note 3 — Fair Value Measurements. See also Note 4 — Real Estate Assets for further discussion regarding real estate investment activity.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the assets related to the property and estimate its fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount is then recorded to reflect the estimated fair value of the property, net of selling costs. As of March 31, 2021, the Company identified two properties with a fair value of $31.2 million as held for sale, which were sold subsequent to March 31, 2021 at a gain of $824,000. As of March 31, 2021, the Company had mortgage notes payable of $21.9 million related to one of the held for sale properties, which was repaid subsequent to March 31, 2021 in connection with the disposition of the underlying held for sale property. As of December 31, 2020, the Company identified one property with a fair value of $3.5 million as held for sale, which was sold during the three months ended March 31, 2021. No gain or loss was recognized on this disposition.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited) – (Continued)

Disposition of Real Estate Assets
Gains and losses from dispositions are recognized once the various criteria relating to the terms of sale and any subsequent involvement by the Company with the asset sold are met. A discontinued operation includes only the disposal of a component of an entity and represents a strategic shift that has (or will have) a major effect on an entity’s financial results. The Company’s property dispositions during the three months ended March 31, 2021 and 2020 did not qualify for discontinued operations presentation and thus, the results of the properties that were sold will remain in operating income, and any associated gains or losses from the disposition are included in gain on disposition of real estate, net. See Note 4 — Real Estate Assets for a discussion of the disposition of individual properties during the three months ended March 31, 2021.
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
Certain acquisition-related expenses related to asset acquisitions are capitalized and allocated to tangible and intangible assets and liabilities, as described above. Other acquisition-related expenses, such as manager expense reimbursements, continue to be expensed as incurred and are included in transaction-related expenses in the accompanying condensed consolidated statements of operations.
Restricted Cash
The Company had $20.4 million and $7.0 million in restricted cash as of March 31, 2021 and December 31, 2020, respectively. Included in restricted cash was $4.0 million and $3.6 million held by lenders in lockbox accounts, as of March 31, 2021 and December 31, 2020, respectively. As part of certain debt agreements, rents from certain encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess is disbursed to the Company. Also included in restricted cash was $16.4 million and $3.4 million held by lenders in escrow accounts for real estate taxes and other lender reserves for certain properties, in accordance with the associated lender’s loan agreement, as of March 31, 2021 and December 31, 2020, respectively.
Real Estate-Related Securities
Real estate-related securities consists primarily of the Company’s investment in commercial mortgage-backed securities (“CMBS”). The Company determines the appropriate classification for real estate-related securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of March 31, 2021, the Company classified its investments as available-for-sale as the Company is not actively trading the securities; however, the Company may sell them prior to their maturity. These investments are carried at their estimated fair value with unrealized gains and losses reported in other comprehensive income (loss). During the three months ended March 31, 2021, the Company invested $28.5 million in CMBS. As of March 31, 2021, the Company had investments in five CMBS with an estimated aggregate fair value of $67.2 million.
The Company monitors its available-for-sale securities for changes in fair value. An allowance for credit losses is recorded when the Company acquires CMBS, and any subsequent impairment is recognized when the Company determines that a decline in the estimated fair value of a security below its amortized cost has resulted from a credit loss or other factors. The Company records impairments related to credit losses through the allowance for credit losses. However, the allowance is limited by the amount that the fair value is less than the amortized cost basis. The Company considers many factors in determining whether a credit loss exists, including, but not limited to, the extent to which the fair value is less than the amortized cost basis, recent events specific to the security, industry or geographic area, the payment structure of the security,

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited) – (Continued)

the failure of the issuer of the security to make scheduled interest or principal payments, and external credit ratings and recent changes in such ratings. The analysis of determining whether a credit loss exists requires significant judgments and assumptions. The use of alternative judgments and assumptions could result in a different conclusion.
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
Interest earned is either received in cash or capitalized to real estate-related securities in the Company’s condensed consolidated balance sheets. Interest is capitalized when certain conditions are met as specified in each security agreement. During the three months ended March 31, 2021, the Company recorded $12.0 million in interest income on its credit investments, $173,000 of which was capitalized to real estate-related securities. No such amounts were capitalized during the three months ended March 31, 2020 as the Company began investing in real estate-related securities in June 2020.
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
Interest earned is either received in cash or capitalized to loans held-for-investment and related receivables, net in the Company’s condensed consolidated balance sheets. Interest is capitalized when certain conditions are met as specified in each loan agreement. During the three months ended March 31, 2020, the Company recorded $5.6 million in interest income on its credit investments, $539,000 of which was capitalized to loans held-for-investment and related receivables, net.
Accrual of interest income is suspended on nonaccrual loans. Loans that are past due 90 days or more as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual status. Interest collected is recognized on a cash basis by crediting income when received. Loans may be restored to accrual status when all principal and interest are current and full repayment of the remaining contractual principal and interest are reasonably assured. As of March 31, 2021, the Company did not have nonaccrual loans.
Allowance for Credit Losses
The Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”), on January 1, 2020. The allowance for credit losses required under ASU 2016-13 reflects the Company’s current estimate of potential credit losses related to the Company’s loans held-for-investment included in the condensed consolidated balance sheets. The initial allowance for credit losses recorded on January 1, 2020 is reflected as a direct charge to retained earnings on the Company’s condensed consolidated statements of stockholders’ equity; however, subsequent changes to the allowance for credit losses are recognized through net income on the Company’s condensed consolidated statements of operations. While ASU 2016-13 does not require any particular method for determining the allowance for credit losses, it does specify the allowance should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, and reasonable and supportable forecasts for the duration of each respective loan. In addition, other than a few narrow exceptions, ASU 2016-13 requires that all financial instruments subject to the credit loss model have some amount of loss reserve to reflect the GAAP principal underlying the credit loss model that all loans, debt securities, and similar assets have some inherent risk of loss, regardless of credit quality, subordinate capital, or other mitigating factors.
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
March 31, 2021 (Unaudited) – (Continued)

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
4-Underperformance — The debt investment possesses credit deficiencies or potential weaknesses which deserve management’s close and continued attention. The portfolio company’s operations and/or balance sheet have demonstrated an adverse trend or deterioration which, while serious, has not reached the point where the liquidation of debt is jeopardized. These weaknesses are generally considered correctable by the borrower in the normal course of business but may weaken the asset or inadequately protect the Company’s credit position if not checked or corrected. Collateral performance, if appropriate, falls short of original underwriting, material differences exist from business plan, or both; technical milestones have been missed; defaults may exist, or may soon occur absent material improvement; and
5-Default/Possibility of Loss — The debt investment is protected inadequately by the current enterprise value or paying capacity of the obligor or of the collateral, if any. The underlying company’s operations have well-defined weaknesses based upon objective evidence, such as recurring or significant decreases in revenues and cash flows. Major variance from business plan; loan covenants or technical milestones have been breached; timely exit from loan via sale or refinancing is questionable; risk of principal loss. Collateral performance, if appropriate, is significantly worse than underwriting.
The Company generally assigns a risk rating of “3” to all newly originated or acquired loans held-for-investment during a most recent quarter, except in the case of specific circumstances warranting an exception.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited) – (Continued)

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
The Company has an investment in a real estate property that is subject to a ground lease, for which a lease liability and right of use (“ROU”) asset of $2.4 million was recorded as of both March 31, 2021 and December 31, 2020. See Note 15 — Leases for a further discussion regarding this ground lease.
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
Development Activities
Project costs and expenses, including interest incurred, associated with the development, construction and lease-up of a real estate project are capitalized as construction in progress. During the three months ended March 31, 2021, the Company capitalized $514,000 of interest expense associated with the development of condominiums acquired via foreclosure, which is included in condominium developments in the accompanying condensed consolidated balance sheets. There were no development projects during the three months ended March 31, 2020.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited) – (Continued)

During the three months ended March 31, 2021, the Company identified certain tenants where collection was no longer considered probable. For these tenants, the Company made the determination to record revenue on a cash basis and wrote off total outstanding receivables of $1.8 million for the three months ended March 31, 2021, which included $29,000 of straight-line rental income and $1.1 million related to certain tenant reimbursements. These write-offs reduced rental and other property income during the three months ended March 31, 2021.
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
Reportable Segments
During the year ended December 31, 2020, the Company updated its reportable segment information to reflect how the chief operating decision makers regularly review and manage the business and determined that it has two reportable segments:
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
See Note 16 — Segment Reporting for a further discussion regarding these segments.
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
In April 2020, the FASB issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the current novel coronavirus (“COVID-19”) pandemic. Due to the business disruptions and challenges severely affecting the global economy caused by the COVID-19 pandemic, many lessors may be required to provide rent deferrals and other lease concessions to lessees. While the lease modification guidance in ASC 842 addresses routine changes to lease terms resulting from negotiations between the lessee and the lessor, this guidance did not contemplate concessions being so rapidly executed to address the sudden liquidity constraints of some lessees arising from COVID-19 related impacts. Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances.
The Company has elected to apply this guidance to avoid performing a lease by lease analysis for the lease concessions that (1) were granted as relief due to COVID-19 related impacts and (2) result in the cash flows remaining substantially the same or less than the original contract and will account for these lease concessions as if no changes were made to the leases. During the three months ended March 31, 2021, the Company provided lease concessions, either in the form of rental deferrals or abatements, to certain tenants in response to the impact of the COVID-19 pandemic on those tenants. During the three months ended March 31, 2021, the Company had granted rent deferrals of $427,000. The deferral of rental payments affects the timing, but not the amount, of the lease payments and resulted in an increase of $427,000 to the Company’s lease-related receivables balance as of March 31, 2021. Additionally, during the three months ended March 31, 2021, the Company had granted rental abatements of $13,000.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited) – (Continued)

In addition, the Company entered into lease amendments during the three months ended March 31, 2021 that provided for lease concessions, through rent abatements or rent deferrals, that represented substantive changes to the consideration in the original lease. These lease amendments extended the lease periods ranging from 12 months to 63 months. For these leases, the Company applied the lease modification accounting framework pursuant to ASC 842. During the three months ended March 31, 2021, these lease amendments resulted in rent abatements of $235,000 and deferred rental income of $5,000.
As of May 6, 2021, the Company has collected approximately 98% of rental payments billed to tenants during the three months ended March 31, 2021.
In January 2021, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2021-01, Reference Rate Reform (Topic 848) (“ASU 2021-01”). The amendments in ASU 2021-01 clarify that certain optional expedients and exceptions for contract modifications and hedge accounting apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of the discontinuation of the use of the London Interbank Offered Rate (“LIBOR”) as a benchmark interest rate due to reference rate reform. ASU 2021-01 is effective immediately for all entities with the option to apply retrospectively as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, and can be applied prospectively to any new contract modifications made on or after January 7, 2021. The Company currently uses LIBOR as its benchmark interest rate for its derivative instruments, and has not entered into any new contracts on or after the effective date of ASU 2021-01. The Company has evaluated the impact of this ASU’s adoption, and does not believe this ASU will have a material impact on its condensed consolidated financial statements.
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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Real estate-related securities — The Company generally determines the fair value of its real estate-related securities by utilizing broker-dealer quotations, reported trades or valuation estimates from pricing models to determine the reported price. Pricing models for real estate-related securities are generally discounted cash flow models that usually consider the attributes applicable to a particular class of security (e.g., credit rating, seniority), current market data, and estimated cash flows for each class and incorporate deal collateral performance such as prepayment speeds and default rates, as available. Depending upon the significance of the fair value inputs used in determining these fair values, these securities are valued using either Level 2 or Level 3 inputs. As of March 31, 2021, the Company concluded that $27.4 million of real estate-related securities fell under Level 2 and $39.8 million of real estate-related securities fell under Level 3.
Credit facilities and notes payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of March 31, 2021, the estimated fair value of the Company’s debt was $2.45 billion, which approximated its carrying value. The

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited) – (Continued)

estimated fair value of the Company’s debt as of December 31, 2020 was $2.14 billion, compared to a carrying value of $2.15 billion.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2021 and December 31, 2020, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Loans held-for-investment — The Company’s loans held-for-investment are recorded at cost upon origination and adjusted by net loan origination fees and discounts. The Company estimates the fair value of its loans held-for-investment by performing a present value analysis for the anticipated future cash flows using an appropriate market discount rate taking into consideration the credit risk. The Company has determined that its CRE loans held-for-investment are classified in Level 3 of the fair value hierarchy. The Company’s broadly syndicated loans are classified as Level 2 or Level 3 depending on the number of market quotations or indicative prices from pricing services that are available, and whether the depth of the market is sufficient to transact at those prices in amounts approximating the Company’s investment position at the measurement date. As of March 31, 2021, $389.7 million and $107.6 million of the Company’s broadly syndicated loans were classified in Level 2 and Level 3 of the fair value hierarchy, respectively. As of December 31, 2020, $359.6 million and $114.1 million of the Company’s broadly syndicated loans were classified in Level 2 and Level 3 of the fair value hierarchy, respectively. As of March 31, 2021, the estimated fair value of the Company’s loans held-for-investment and related receivables, net was $1.03 billion, compared to its carrying value of $1.01 billion. As of December 31, 2020, the estimated fair value of the Company’s loans held-for-investment was $907.8 million, compared to its carrying value of $892.3 million.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of March 31, 2021 and December 31, 2020, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited) – (Continued)

Items Measured at Fair Value on a Recurring Basis
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 (in thousands):

	Balance as of March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
CMBS	$67,222	$—	$27,441	$39,781
Total financial assets	$67,222	$—	$27,441	$39,781
Financial liabilities:
Interest rate swaps	$(7,622)	$—	$(7,622)	$—
Total financial liabilities	$(7,622)	$—	$(7,622)	$—

	Balance as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
CMBS	$38,194	$—	$27,461	$10,733
Total financial assets	$38,194	$—	$27,461	$10,733
Financial liabilities:
Interest rate swaps	$(12,308)	$—	$(12,308)	$—
Total financial liabilities	$(12,308)	$—	$(12,308)	$—
The following are reconciliations of the changes in financial assets with Level 3 inputs in the fair value hierarchy for the three months ended March 31, 2021 (in thousands):

CMBS
Beginning Balance, January 1, 2021	$10,733
Total gains and losses:
Unrealized loss included in other comprehensive income, net	70
Purchases and payments received:
Purchases	34,491
Discounts, net	(5,676)
Capitalized interest income	173
Principal payments received	(10)
Ending Balance, March 31, 2021	$39,781
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited) – (Continued)

As discussed in Note 4 — Real Estate Assets, during the three months ended March 31, 2021, real estate assets related to five properties were deemed to be impaired and their carrying values were reduced to an estimated fair value of $31.3 million, resulting in impairment charges of $4.3 million. During the three months ended March 31, 2020, real estate assets related to seven properties were deemed to be impaired and their carrying values were reduced to an estimated fair value of $52.6 million, resulting in impairment charges of $11.7 million. The Company estimates fair values using Level 3 inputs and a combined income and market approach, specifically using discounted cash flow analysis and recent comparable sales transactions. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgment and to make certain key assumptions, including, but not limited to, the following: (1) terminal capitalization rates; (2) discount rates; (3) the number of years the property will be held; (4) property operating expenses; and (5) re-leasing assumptions, including the number of months to re-lease, market rental income and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and the future performance and sustainability of the Company’s tenants. The Company determined that the selling prices used to determine the fair values were Level 2 inputs.
The following summarizes the ranges of discount rates and terminal capitalization rates used for the Company’s impairment test for the real estate assets during the three months ended March 31, 2021:

Three Months Ended March 31, 2021
Discount Rate	Terminal Capitalization Rate
7.9% - 9.7%	7.4% - 9.2%
The following table presents the impairment charges by asset class recorded during the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Asset class impaired:
Land	$768	$2,925
Buildings, fixtures and improvements	3,434	8,264
Intangible lease assets	225	497
Intangible lease liabilities	(127)	(10)
Total impairment loss	$4,300	$11,676
NOTE 4 — REAL ESTATE ASSETS
Property Acquisitions
During the three months ended March 31, 2021 and 2020, the Company did not acquire any properties.
Assets Acquired Via Foreclosure
During the three months ended March 31, 2021, the Company completed foreclosure proceedings to take control of the assets which previously secured its eight mezzanine loans, including 75 condominium units and 21 rental units across four buildings. No land was acquired in connection with the foreclosure.
The following table summarizes the purchase price allocation for the real estate acquired via foreclosure (in thousands):

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited) – (Continued)

As of March 31, 2021
Buildings, fixtures and improvements	192,182
Acquired in-place leases and other intangibles	134
Intangible lease liabilities	(326)
Total purchase price	$191,990
In connection with the foreclosure, the Company assumed $102.6 million of mortgage notes payable related to the assets, as further discussed in Note 9 — Credit Facilities, Notes Payable and Repurchase Facilities.
2021 Condominium Development Project
During the three months ended March 31, 2021, the Company capitalized $1.5 million of expenses as construction in progress associated with the development of condominiums acquired via foreclosure, which is included in condominium developments in the accompanying condensed consolidated balance sheets.
2021 Property Disposition and Real Estate Assets Held for Sale
During the three months ended March 31, 2021, the Company disposed of one retail property for an aggregate gross sales price of $3.7 million, resulting in proceeds of $3.5 million after closing costs. The Company has no continuing involvement with this property.
As of March 31, 2021, there were two properties classified as held for sale with a carrying value of $31.2 million included in assets held for sale in the accompanying condensed consolidated balance sheets. Subsequent to March 31, 2021, the Company disposed of these properties, as further discussed in Note 17 — Subsequent Events.
2021 Impairment
The Company performs quarterly impairment review procedures, primarily through continuous monitoring of events and changes in circumstances that could indicate that the carrying value of certain of its real estate assets may not be recoverable. See Note 2 — Summary of Significant Accounting Policies for a discussion of the Company’s accounting policies regarding impairment of real estate assets.
During the three months ended March 31, 2021, five properties totaling approximately 165,000 square feet with a carrying value of $35.6 million were deemed to be impaired and their carrying values were reduced to an estimated fair value of $31.3 million, resulting in impairment charges of $4.3 million, which were recorded in the condensed consolidated statements of operations. See Note 3 — Fair Value Measurements for a further discussion regarding these impairment charges.
2020 Property Dispositions
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
2020 Impairment
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
March 31, 2021 (Unaudited) – (Continued)

NOTE 5 — INTANGIBLE LEASE ASSETS AND LIABILITIES
Intangible lease assets and liabilities consisted of the following as of March 31, 2021 and December 31, 2020 (in thousands, except weighted average life remaining):

	March 31, 2021	December 31, 2020
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $140,462 and $132,967, respectively (with a weighted average life remaining of 9.6 years and 9.7 years, respectively)
	$209,676	$217,431
Acquired above-market leases, net of accumulated amortization of $22,607 and $22,054, respectively (with a weighted average life remaining of 7.7 years and 7.6 years, respectively)
	16,398	17,112
Total intangible lease assets, net	$226,074	$234,543
Intangible lease liabilities:
Acquired below-market leases, net of accumulated amortization of $33,341 and $31,933, respectively (both with a weighted average life remaining of 7.5 years)
	$31,414	$32,718
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
The following table summarizes the amortization related to the intangible lease assets and liabilities for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
In-place lease and other intangible amortization	$7,773	$5,940
Above-market lease amortization	$650	$908
Below-market lease amortization	$1,466	$1,399
As of March 31, 2021, the estimated amortization relating to the intangible lease assets and liabilities is as follows (in thousands):

	Amortization
	In-Place Leases and Other Intangibles	Above-Market Leases	Below-Market Leases
Remainder of 2021	$22,301	$1,813	$4,012
2022	27,702	2,323	4,752
2023	24,509	2,070	4,088
2024	21,314	1,575	3,128
2025	17,534	1,334	2,760
Thereafter	96,316	7,283	12,674
Total	$209,676	$16,398	$31,414
NOTE 6 — REAL ESTATE-RELATED SECURITIES
As of March 31, 2021, the Company had CMBS investment securities with an aggregate estimated fair value of $67.2 million. The CMBS mature on various dates from January 2024 through June 2058 and have interest rates ranging from 4.0% to 13.0%. The following is a summary of the Company’s real estate-related securities as of March 31, 2021 (in thousands):

	Real Estate-Related Securities
	Amortized Cost Basis	Unrealized Gain	Fair Value
CMBS	$65,953	$1,269	$67,222
Total real estate-related securities	$65,953	$1,269	$67,222

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited) – (Continued)

The following table provides the activity for the real estate-related securities during the three months ended March 31, 2021 (in thousands):

	Amortized Cost Basis	Unrealized Gain	Fair Value
Real estate-related securities as of January 1, 2021	$37,047	$1,147	$38,194
Face value of real estate-related securities acquired	34,491	—	34,491
Premiums and discounts on purchase of real estate-related securities, net of acquisition costs	(5,982)	—	(5,982)
Amortization of discount on real estate-related securities	234	—	234
Capitalized interest income on real estate-related securities	173	—	173
Principal payments received on real estate-related securities	(10)	—	(10)
Unrealized gain on real estate-related securities	—	122	122
Real estate-related securities as of March 31, 2021	$65,953	$1,269	$67,222
During the three months ended March 31, 2021, the Company invested $28.5 million in CMBS. Unrealized gains and losses on real estate-related securities are recorded in other comprehensive income (loss), with a portion of the amount subsequently reclassified into interest expense and other, net in the accompanying condensed consolidated statements of operations as securities are sold and gains and losses are recognized. During the three months ended March 31, 2021, the Company recorded $122,000 of unrealized gains on its real estate-related securities included in accumulated other comprehensive (loss) income in the accompanying condensed consolidated statement of stockholders’ equity.
The scheduled maturities of the Company’s real estate-related securities as of March 31, 2021 are as follows (in thousands):

	Available-for-sale securities
	Amortized Cost	Estimated Fair Value
Due within one year	$—	$—
Due after one year through five years	26,989	27,441
Due after five years through ten years	—	—
Due after ten years	38,964	39,781
Total	$65,953	$67,222
Actual maturities of real estate-related securities can differ from contractual maturities because borrowers on certain corporate credit securities may have the right to prepay their respective debt obligations at any time. In addition, factors such as prepayments and interest rates may affect the yields on such securities.
In estimating credit losses related to real estate-related securities, management considers a variety of factors, including (1) whether the Company has the intent to sell the impaired security before the recovery of its amortized cost basis, (2) whether the Company expects to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value, and (3) whether the Company expects to recover the entire amortized cost basis of the security. As of March 31, 2021, the Company had no credit losses related to real estate-related securities.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited) – (Continued)

NOTE 7 — LOANS HELD-FOR-INVESTMENT
The Company’s loans held-for-investment consisted of the following as of March 31, 2021 and December 31, 2020 (dollar amounts in thousands):

	As of March 31,	As of December 31,
	2021	2020
Mezzanine loans	$—	$147,475
Senior loans	525,447	341,546
Total CRE loans held-for-investment and related receivables, net	525,447	489,021
Broadly syndicated loans	496,832	473,603
Loans held-for-investment and related receivables, net	$1,022,279	$962,624

Less: Allowance for credit losses	$(12,888)	$(70,358)
Total loans held-for-investment and related receivable, net	$1,009,391	$892,266

During the three months ended March 31, 2021, the Company invested $82.1 million in broadly syndicated loans. During the same period, the Company received $51.6 million of principal payments on broadly syndicated loans and sold $7.6 million of broadly syndicated loans, resulting in proceeds of $7.4 million after closing costs and a loss of $111,000. The loss was recorded as an increase to interest expense and other, net in the condensed consolidated statements of operations. As of March 31, 2021, the Company had $34.5 million of unsettled broadly syndicated loan purchases included in cash and cash equivalents in the accompanying condensed consolidated balance sheet.
As of March 31, 2021, the Company had $64.4 million of unfunded commitments related to CRE loans held-for-investment, the funding of which is subject to the satisfaction of borrower milestones. These commitments are not reflected in the accompanying condensed consolidated balance sheet.
The following table details overall statistics for the Company’s loans held-for-investment as of March 31, 2021 and December 31, 2020 (dollar amounts in thousands):

	CRE Loans (1) (2)		Broadly Syndicated Loans
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Number of loans	6	12	221	194
Principal balance	$530,301	$481,438	$501,095	$477,777
Net book value	$521,562	$428,393	$487,829	$463,873
Weighted-average interest rate	4.9%	7.5%	3.6%	3.8%
Weighted-average maximum years to maturity	2.6	2.2	5.0	4.9
____________________________________
(1)    As of March 31, 2021, 100% of the Company’s CRE loans by principal balance earned a floating rate of interest, primarily indexed to U.S. dollar LIBOR.
(2)    Maximum maturity date assumes all extension options are exercised by the borrower; however, the Company’s CRE loans may be repaid prior to such date.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited) – (Continued)

Activity relating to the Company’s loans held-for-investment portfolio was as follows (dollar amounts in thousands):

	Principal Balance	Deferred Fees / Other Items (1)	Loan Fees Receivable	Net Book Value
Balance, December 31, 2020	$959,215	$(74,116)	$7,167	$892,266
Loan originations and acquisitions	268,214	—	—	268,214
Cure payments receivable (2)	—	(7,351)	—	(7,351)
Sale of loans	(7,594)	38	—	(7,556)
Principal repayments received	(51,650)	—	—	(51,650)
Capitalized interest (2)	(9,469)	—	—	(9,469)
Deferred fees and other items	—	(2,461)	—	(2,461)
Accretion and amortization of fees and other items	—	584	—	584
Foreclosure of assets (2)	(127,320)	3,831	(7,167)	(130,656)
Allowance for credit losses (3)	—	57,470	—	57,470
Balance, March 31, 2021	$1,031,396	$(22,005)	$—	$1,009,391
____________________________________
(1)    Other items primarily consist of allowance for credit losses (as discussed below), purchase discounts or premiums, accretion of exit fees and deferred origination expenses.
(2)    During the three months ended March 31, 2021, the Company completed foreclosure of the assets which previously secured its eight mezzanine loans.
(3)    Includes the reversal of the allowance for credit losses related to the mezzanine loans upon foreclosure of the assets which previously secured the loans, as further discussed below in “Allowance for Credit Losses,” partially offset by the increase in allowance for credit losses related to the Company’s loans held-for-investment during the three months ended March 31, 2021.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited) – (Continued)

The following table presents the activity in the Company’s allowance for credit losses by loan type for the three months ended March 31, 2021 (dollar amounts in thousands):

	Mezzanine Loans	Senior Loans	Broadly Syndicated Loans	Total
Allowance for credit losses as of December 31, 2020	$58,038	$2,590	$9,730	$70,358
Foreclosure of assets (1)	(58,038)	—	—	(58,038)
Provision for credit losses	—	1,295	(727)	568
Allowance for credit losses as of March 31, 2021	$—	$3,885	$9,003	$12,888
____________________________________
(1)    During the three months ended March 31, 2021, the Company completed foreclosure of the assets which previously secured its eight mezzanine loans.
Changes to the allowance for credit losses are recognized through net loss on the Company’s condensed consolidated statements of operations.
Troubled Debt Restructuring
An individual financial instrument is classified as a troubled debt restructuring when there is a reasonable expectation that the financial instrument’s contractual terms will be modified in a manner that grants concessions to the borrower who is experiencing financial difficulties. Concessions could include term extensions, payment deferrals, interest rate reductions, principal forgiveness, forbearance, or other actions designed to maximize the Company’s collection on the financial instrument. The allowance for credit losses for financial instruments that are trouble debt restructurings are determined individually.
The Company also classifies a financial instrument as a troubled debt restructuring when receivables from third parties, real estate, or other assets are transferred from the debtor to the creditor in order to fully or partially satisfy a debt, such as in the event of a foreclosure or repossession. During the year ended December 31, 2019, the borrower on the Company’s eight  mezzanine loans became delinquent on certain required reserve payments. Throughout 2020, the borrower remained delinquent on the required reserve payments and became delinquent on principal and interest. As a result, the Company classified the loans as a troubled debt restructuring and commenced foreclosure proceedings during the year ended December 31, 2020. Upon completing foreclosure in January 2021, the Company took control of the assets which previously secured the loans, including 75 condominium units and 21 rental units across four buildings. As a result of the foreclosure, the Company recorded a $58.0 million decrease to its provision for credit losses related to its mezzanine loans during the three months ended March 31, 2021. During the same period, the Company recorded a $568,000 net increase to the provision for credit losses related to its senior loans and broadly syndicated loans to reflect the estimated fair value of such loans, bringing the total allowance for credit losses to $12.9 million as of March 31, 2021.
As further described in Note 2 — Summary of Significant Accounting Policies, the Company evaluates its loans held-for-investment portfolio on a quarterly basis. Each quarter, the Company assesses the risk factors of each loan, and assigns a risk rating based on several factors. Factors considered in the assessment include, but are not limited to, loan and credit structure, current LTV, debt yield, collateral performance, and the quality and condition of the sponsor, borrower, and guarantor(s). Loans are rated “1” (less risk) through “5” (greater risk), which ratings are defined in Note 2 — Summary of Significant Accounting Policies.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited) – (Continued)

The Company’s primary credit quality indicator is its risk ratings, which are further discussed above. The following table presents the net book value of the Company’s loans held-for-investment portfolio as of March 31, 2021 by year of origination, loan type, and risk rating (dollar amounts in thousands):

		Amortized Cost of Loans Held-For-Investment by Year of Origination (1)
		As of March 31, 2021
	Number of Loans	2021	2020	2019	Total
Senior loans by internal risk rating:
1	—	—	—	—	—
2	—	—	—	—	—
3	6	176,908	232,573	115,966	525,447
4	—	—	—	—	—
5	—	—	—	—	—
Total senior loans	6	176,908	232,573	115,966	525,447
Broadly syndicated loans by internal risk rating:
1	—	—	—	—	—
2	3	—	6,906	—	6,906
3	216	64,986	415,232	3,057	483,275
4	2	—	6,651	—	6,651
5	—	—	—	—	—
Total broadly syndicated loans	221	64,986	428,789	3,057	496,832
Less: Allowance for credit losses					(12,888)
Total loans held-for-investment and related receivables, net	227				$1,009,391
Weighted Average Risk Rating (2)					3.0
____________________________________
(1)    Date loan was originated or acquired by the Company. Origination dates are subsequently updated to reflect material loan modifications.
(2)    Weighted average risk rating calculated based on carrying value at period end.
NOTE 8 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. During the three months ended March 31, 2021, one of the Company’s interest rate swap agreements matured. As of March 31, 2021, the Company had four interest rate swap agreements designated as hedging instruments.
The following table summarizes the terms of the Company’s interest rate swap agreements designated as hedging instruments as of March 31, 2021 and December 31, 2020 (dollar amounts in thousands):

		Outstanding Notional				Fair Value of Liabilities as of
	Balance Sheet	Amount as of	Interest	Effective	Maturity	March 31,	December 31,
	Location	March 31, 2021	Rates (1)	Dates	Dates	2021	2020
Interest Rate Swaps	Deferred rental income, derivative liabilities and other liabilities	$273,600	2.55% to 4.50%	6/29/2016 to 5/27/2020	4/5/2021 to 3/27/2023	$(7,622)	$(12,308)
____________________________________
(1)The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of March 31, 2021.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited) – (Continued)

Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the derivative instruments that are designated as hedges is recorded in other comprehensive income (loss), with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the three months ended March 31, 2021 and 2020, the amount of losses reclassified from other comprehensive income (loss) as an increase to interest expense was $3.1 million and $977,000, respectively. The total unrealized gain on interest rate swaps was $61,000 as of March 31, 2021, and the total unrealized loss on interest rate swaps was $3.2 million as of December 31, 2020, which are included in accumulated other comprehensive income (loss) in the accompanying condensed consolidated statement of stockholders’ equity. During the next 12 months, the Company estimates that $82,000 will be reclassified from other comprehensive income (loss) as an increase to interest expense. The Company includes cash flows from interest rate swap agreements in net cash flows provided by operating activities on its condensed consolidated statements of cash flows, as the Company’s accounting policy is to present cash flows from hedging instruments in the same category in its condensed consolidated statements of cash flows as the category for cash flows from the hedged items.
The Company has agreements with each of its derivative counterparties that contain provisions whereby if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value, inclusive of interest payments and accrued interest, of $7.7 million as of March 31, 2021. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of March 31, 2021.
NOTE 9 — CREDIT FACILITIES, NOTES PAYABLE AND REPURCHASE FACILITIES
As of March 31, 2021, the Company had $2.4 billion of debt outstanding, including net deferred financing costs, with a weighted average years to maturity of 1.6 years and a weighted average interest rate of 2.8%. The weighted average years to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date.
The following table summarizes the debt balances as of March 31, 2021 and December 31, 2020, and the debt activity for the three months ended March 31, 2021 (in thousands):

		During the Three Months Ended March 31, 2021
	Balance as of December 31, 2020	Debt Issuances & Assumptions (1)	Repayments & Modifications	Accretion and (Amortization)	Balance as of March 31, 2021
Notes payable – fixed rate debt	$578,096	$—	$(243)	$—	$577,853
Notes payable – variable rate debt	—	102,553	—	—	102,553
Credit facilities	1,336,500	160,000	(85,000)	—	1,411,500
Repurchase facilities	235,380	122,323	(55)	—	357,648
Total debt	2,149,976	384,876	(85,298)	—	2,449,554
Net premiums (2)	149	—	—	(23)	126
Deferred costs – credit facility (3)	(3,543)	—	—	733	(2,810)
Deferred costs – fixed rate debt	(1,589)	—	—	586	(1,003)
Deferred costs – variable rate debt	—	(621)	—	—	(621)
Total debt, net	$2,144,993	$384,255	$(85,298)	$1,296	$2,445,246
____________________________________
(1)Includes deferred financing costs incurred during the period.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited) – (Continued)

(2)Net premiums on mortgage notes payable were recorded upon the assumption of the respective debt instruments. Amortization of these net premiums is recorded as a reduction to interest expense over the remaining term of the respective debt instruments using the effective-interest method.
(3)Deferred costs related to the term portion of the CMFT Credit Facility (as defined below).
Notes Payable
As of March 31, 2021, the fixed rate debt outstanding of $577.9 million included $53.6 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rates per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 2.6% to 5.0% per annum. The fixed rate debt outstanding matures on various dates from April 2021 to December 2024. Should a loan not be repaid by its scheduled repayment date, the applicable interest rate may increase as specified in the respective loan agreement. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $984.4 million as of March 31, 2021. Each of the mortgage notes payable comprising the fixed rate debt is secured by the respective properties on which the debt was placed.
Upon completing foreclosure to take control of the assets which previously secured the Company’s mezzanine loans in January 2021, the Company assumed $102.6 million in variable rate debt related to the underlying properties. As of March 31, 2021, the variable rate debt outstanding had a weighted average interest rate of 5.5%.The variable rate debt outstanding is set to mature on May 9, 2021; however, the Company may elect to extend the maturity date for one 12-month period to May 9, 2022, which was elected subsequent to March 31, 2021.
Credit Facilities
The Company has a second amended and restated unsecured credit agreement (the “CMFT Second Amended and Restated Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent (“JPMorgan Chase”), and the other lenders party thereto that provides for borrowings of up to $1.24 billion as of March 31, 2021, which includes an $885.0 million unsecured term loan (the “CMFT Term Loan”) and up to $350.0 million in unsecured revolving loans (the “CMFT Revolving Loans” and, collectively with the CMFT Term Loan, the “CMFT Credit Facility”). The CMFT Credit Facility matures on March 15, 2022.
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
On December 21, 2020, as a result of CCPT V’s merger with the Company, a subsidiary of the Company assumed CCPT V’s obligations pursuant to the credit agreement by and among Cole Operating Partnership V, LP, the operating partnership of CCPT V (“CCPT V OP”), JPMorgan Chase, as administrative agent, and the lender parties thereto (the “CCPT V Credit Agreement”), including as guarantor under a guaranty provided by CCPT V, and as modified by a modification agreement dated as of May 31, 2018 and subsequently modified following the consummation of CCPT V’s merger with the Company by a second modification agreement on December 21, 2020. The CCPT V Credit Agreement allows for borrowings of up to $350.0 million (the “CCPT V Credit Facility”). The CCPT V Credit Facility includes $220.0 million in term loans (the “CCPT V Term Loans”) and up to $130.0 million in revolving loans (the “CCPT V Revolving Loans”). The CCPT V Credit Facility matures on March 15, 2022.
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
As of March 31, 2021, there was $50.0 million outstanding under the CMFT Revolving Loans at a weighted average interest rate of 1.9%, and there were no amounts outstanding under the CCPT V Revolving Loans (collectively, the “Revolving Loans”). As of March 31, 2021, the CMFT Term Loan and CCPT V Term Loans (collectively the “Term Loans”) outstanding totaled $1.11 billion, $220.0 million of which is subject to interest rate swap agreements (the “Swapped Term Loans”). The interest rate swap agreements had the effect of fixing the Eurodollar Rate per annum of the Swapped Term Loans at an all-in rate of 4.2%. As of March 31, 2021, the Company had $1.16 billion outstanding under the CMFT Credit Facility and CCPT V

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited) – (Continued)

Credit Facility (collectively the “Credit Facilities”) at a weighted average interest rate of 2.3% and $430.0 million in unused capacity, subject to borrowing availability. The Company had available borrowings of $44.2 million as of March 31, 2021.
The CMFT Second Amended and Restated Credit Agreement and the CCPT V Credit Agreement (collectively, the “Credit Agreements”) contain provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the CMFT Second Amended and Restated Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to the sum of $1.75 billion under the CMFT Second Amended and Restated Credit Agreement, and a leverage ratio less than or equal to 60%. The CCPT V Credit Agreement requires a minimum consolidated net worth not less than $225.0 million plus 75% of the equity issued and a net leverage ratio less than or equal to 60%. Each of the Credit Agreements require a fixed charge coverage ratio greater than 1.50, an unsecured debt to unencumbered asset value ratio equal to or less than 60%, an unsecured debt service coverage ratio greater than 1.75, a secured debt ratio equal to or less than 40% and the amount of secured debt that is recourse debt at no greater than 15% of total asset value. The Company believes it was in compliance with the financial covenants under the CMFT Second Amended and Restated Credit Agreement and the CCPT V Credit Agreement, as well as the financial covenants under the Company’s various fixed and variable rate debt agreements, as of March 31, 2021.
On December 31, 2019 (the “Closing Date”), CMFT Corporate Credit Securities, LLC, an indirect wholly-owned, bankruptcy-remote subsidiary of the Company, entered into a revolving credit and security agreement (the “Credit and Security Agreement”) with the lenders from time to time parties thereto, Citibank, N.A. (“Citibank”), as administrative agent, CMFT Securities Investments, LLC, a wholly-owned subsidiary of the Company (“CMFT Securities”), as equityholder and as collateral manager, Citibank (acting through its Agency & Trust division), as both a collateral agent and as a collateral custodian, and Virtus Group, LP, as collateral administrator. The Credit and Security Agreement provides for borrowings in an aggregate principal amount up to $500.0 million (the “Credit Securities Revolver”), which may be increased from time to time pursuant to the Credit and Security Agreement. As of March 31, 2021, the amounts borrowed and outstanding under the Credit Securities Revolver totaled $256.5 million at a weighted average interest rate of 1.9%.
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
In connection with the Repurchase Agreements, the Company (as the guarantor) entered into guaranties with Citibank and Barclays (the “Guaranties”), under which the Company agreed to guarantee up to 25% of the CMFT Lending Subs’ obligations under the Repurchase Agreements. As of March 31, 2021, the Company had six senior loans with an aggregate carrying value

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited) – (Continued)

of $525.4 million financed with $357.6 million under the Repurchase Facilities, $170.2 million of which was financed under the Barclays Repurchase Facility at a weighted average interest rate of 2.7%, and $187.4 million of which was financed under the Citibank Repurchase Facility at a weighted average interest rate of 2.2%.
The Repurchase Agreements and the Guaranties contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. In addition, the Guaranties contain financial covenants that require the Company to maintain: (i) minimum liquidity of not less than the lower of (a) $50.0 million and (b) the greater of (A) $10.0 million and (B) 5% of the Company’s recourse indebtedness, as defined in the Guaranties; (ii) minimum consolidated net worth greater than or equal to $1.0 billion plus (a) 75% of the equity issued by the Company following the respective closing dates of the Repurchase Agreements (the “Repurchase Closing Dates”) minus (b) the aggregate amount of any redemptions or similar transaction by the Company from the Repurchase Closing Dates; (iii) maximum leverage ratio of total indebtedness to total equity less than or equal to 80%; and (iv) minimum interest coverage ratio of EBITDA (as defined in the Guaranties) to interest expense equal to or greater than 1.40. The Company believes it was in compliance with the financial covenants under the Repurchase Agreements as of March 31, 2021.
Maturities
Liquidity and Financial Condition — As of March 31, 2021, the Company had $1.4 billion of debt maturing within the next 12 months following the date these financial statements are issued. The Company expects to enter into new financing arrangements or refinance existing arrangements to meet its obligations as they become due, which management believes is probable based on the current loan-to-value ratios, the occupancy of the Company’s properties and assessment of the current lending environment. The Company believes cash on hand, proceeds from real estate asset dispositions, net cash provided by operations, borrowings available under the credit facilities or the entry into new financing arrangements will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued.
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt subsequent to March 31, 2021 (in thousands):

Principal Repayments
Remainder of 2021	$240,520
2022	1,184,391
2023	677,051
2024	347,592
2025	—
Thereafter	—
Total	$2,449,554

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited) – (Continued)

NOTE 10 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the three months ended March 31, 2021 and 2020 are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$10,969	$16,463
Accrued capital expenditures	$1,412	$87
Accrued deferred financing costs	$417	$8
Real estate acquired via foreclosure	$191,990	$—
Foreclosure of assets securing the mezzanine loans	$(79,968)	$—
Mortgage notes payable assumed in connection with foreclosure of assets securing the mezzanine loans	$102,553	$—
Change in interest income capitalized to loans held-for-investment	$(9,469)	$539
Common stock issued through distribution reinvestment plan	$—	$19,231
Change in fair value of interest rate swaps	$4,686	$(9,823)
Change in fair value of real estate-related securities	$122	$—
Supplemental Cash Flow Disclosures:
Interest paid	$18,493	$15,665
Cash paid for taxes	$739	$138
NOTE 11 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation and claims. The Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or of which the Company’s properties are the subject.
Unfunded Commitments
As of March 31, 2021, the Company had $64.4 million of unfunded commitments related to its existing CRE loans held-for-investment. These commitments are not reflected in the accompanying condensed consolidated balance sheet.
Unsettled Broadly Syndicated Loans
As of March 31, 2021, the Company had $34.5 million of unsettled broadly syndicated loan acquisitions, $711,000 of which settled subsequent to March 31, 2021. Additionally, the Company had $4.3 million of unsettled broadly syndicated loan sales, $1.2 million of which settled subsequent to March 31, 2021. Unsettled acquisitions are included in cash and cash equivalents in the accompanying condensed consolidated balance sheet.
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
March 31, 2021 (Unaudited) – (Continued)

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
Management and investment advisory fees
The Company pays CMFT Management a management fee, payable quarterly in arrears, equal to the greater of (a) $250,000 per annum ($62,500 per quarter) and (b) 1.50% per annum (0.375% per quarter) of the Company’s Equity (as defined in the Management Agreement).
CMFT Securities has an investment advisory and management agreement dated December 6, 2019 (the “Investment Advisory and Management Agreement”) with the Investment Advisor. CMFT Securities was formed for the purpose of holding any securities investments made by the Company. The Investment Advisor, a wholly-owned subsidiary of CIM, is registered as an investment advisor under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Pursuant to the Investment Advisory and Management Agreement, the Investment Advisor manages the day-to-day business affairs of CMFT Securities and its investments in corporate credit and real estate-related securities (collectively, the “Managed Assets”), subject to the supervision of the Board. In connection with the services provided by the Investment Advisor, CMFT Securities pays the Investment Advisor an investment advisory fee (the “Investment Advisory Fee”), payable quarterly in arrears, equal to 1.50% per annum (0.375% per quarter) of CMFT Securities’ Equity (as defined in the Investment Advisory and Management Agreement). Because the Managed Assets are excluded from the calculation of management fees payable by the Company to CMFT Management pursuant to the Management Agreement, the total management and advisory fees payable by the Company to its external advisors are not increased as a result of the Investment Advisory and Management Agreement.
In addition, the Investment Advisor has a sub-advisory agreement dated December 6, 2019 (the “Sub-Advisory Agreement”) with OFS Capital Management, LLC (the “Sub-Advisor”) to act as an investment sub-advisor to CMFT Securities. The Sub-Advisor is registered as an investment adviser under the Advisers Act and is an affiliate of the Investment Advisor. The Sub-Advisor is responsible for providing investment management services with respect to the corporate credit-related securities held by CMFT Securities. On a quarterly basis, the Investment Advisor designates 50% of the sum of the Investment Advisory Fee and incentive compensation payable to the Investment Advisor as sub-advisory fees.
Incentive compensation
CMFT Management is entitled to receive incentive compensation, payable with respect to each quarter, which is generally equal to the excess of (a) the product of (i) 20% and (ii) the excess of (A) Core Earnings (as defined in the Management Agreement) of the Company for the previous 12-month period, over (B) the product of (1) the Company’s Consolidated Equity (as defined in the Management Agreement) in the previous 12-month period, and (2) 7% per annum, over (b) the sum of any incentive compensation paid to CMFT Management with respect to the first three calendar quarters of such previous 12-month period (or such lesser number of completed calendar quarters preceding the applicable period, if applicable). During the three months ended March 31, 2021 and 2020, no incentive compensation fees were incurred.
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
March 31, 2021 (Unaudited) – (Continued)

Disposition fees
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
The Company recorded fees and expense reimbursements as shown in the table below for services provided by CMFT Management or its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Management fees and expenses	$13,014	$11,090
Acquisition fees and expenses	$181	$127
Disposition fees	$—	$341
Operating expenses	$1,043	$810
Of the amounts shown above, $15.4 million and $12.6 million had been incurred, but not yet paid, for services provided by CMFT Management or its affiliates in connection with management and operating activities during the three months ended March 31, 2021 and 2020, respectively, and such amounts were recorded as liabilities of the Company as of such dates.
Due to Affiliates
As of March 31, 2021 and December 31, 2020, $15.4 million and $14.7 million, respectively, had been incurred primarily for management fees and operating expenses by CMFT Management or its affiliates, but had not yet been reimbursed by the Company. These amounts were included in due to affiliates in the condensed consolidated balance sheets for such periods.
Development Management Agreements
On January 7, 2021, the Company completed foreclosure proceedings to take control of the assets which previously secured its mezzanine loans, including 75 condominium units and 21 rental units across four buildings in New York. Upon foreclosure, and with the approval of the valuation, compensation and affiliate transactions committee of the Board, CIM NY Management, LLC, an affiliate of the Company’s manager CMFT Management, entered into a Development Management Agreement with the indirect wholly owned subsidiaries of the Company that own each of the four buildings (the “Building Owners”), wherein CIM NY Management, LLC will act as project manager in overseeing the development and construction of property improvements in accordance with each respective Development Management Agreement (the “Development Services”). In consideration for the Development Services, CIM NY Management, LLC will receive a development management fee from the Building Owners equal to 4% of the aggregate gross project costs expended during the term of the Development Management Agreement, subject to the conditions in each respective Development Management Agreement. Additionally, CIM NY Management, LLC is reimbursed by the Building Owners for expenses incurred in connection with the Development Services, including services provided that are incidental to but not part thereof the Development Services. The Development Management Agreement shall remain in effect until the project completion date, and is terminable by either party with fifteen days prior notice to the other party, with or without cause.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited) – (Continued)

NOTE 14 — STOCKHOLDERS’ EQUITY
Equity-Based Compensation
On August 10, 2018, the Board approved the adoption of the Company’s 2018 Equity Incentive Plan (the “Plan”), under which 400,000 of the Company’s shares of common stock were reserved for issuance and awards of approximately 345,000 shares of common stock are available for future grant at March 31, 2021. Under the Plan, the Board or a committee designated by the Board has the authority to grant restricted stock awards or deferred stock awards to non-employee directors of the Company, which will further align such directors’ interests with the interests of the Company’s stockholders. The Board or a committee designated by the Board also has the authority to determine the terms of any award granted pursuant to the Plan, including vesting schedules, restrictions and acceleration of any restrictions. The Plan may be amended or terminated by the Board at any time. The Plan expires on August 9, 2028.

As of March 31, 2021, the Company has granted awards of approximately 11,000 restricted shares to each of the independent members of the Board (approximately 54,500 restricted shares in aggregate) under the Plan. As of March 31, 2021, 32,500 of the restricted shares had vested based on one year of continuous service. The remaining 22,000 restricted shares issued had not vested or been forfeited as of March 31, 2021. The fair value of the Company’s share awards is determined using the Company’s per share NAV on the date of grant. Compensation expense related to the restricted shares is recognized over the vesting period. The Company recorded compensation expense of $40,000 for each of the three months ended March 31, 2021 and 2020, respectively, related to the restricted shares which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. As of March 31, 2021, there was $80,000 of total unrecognized compensation expense related to these restricted shares, which will be recognized ratably over the remaining period of service prior to October 2021.
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
As of March 31, 2021, the Company’s leases had a weighted-average remaining term of 8.7 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As of March 31, 2021, the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, was as follows (in thousands):

Future Minimum Rental Income
Remainder of 2021	$191,931
2022	248,096
2023	231,349
2024	212,216
2025	193,595
Thereafter	1,245,868
Total	$2,323,055
A certain amount of the Company’s rental and other property income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the three months ended March 31, 2021 and 2020, the amount of the contingent rent earned by the Company was not significant.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited) – (Continued)

Rental and other property income during the three months ended March 31, 2021 and 2020 consisted of the following (in thousands):

	Three Months Ended March 31,
	2021	2020
Fixed rental and other property income (1)	$66,541	$56,673
Variable rental and other property income (2)	10,389	11,763
Total rental and other property income	$76,930	$68,436
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
The Company has one property subject to a non-cancelable operating ground lease with a remaining term of 12.4 years, with a lease liability (in deferred rental income, derivative liabilities and other liabilities) and a related ROU asset (in prepaid expenses and other assets) of $2.4 million in the condensed consolidated balance sheets. The lease liability and ROU asset were initially measured at the present value of the future minimum lease payments using a discount rate of 4.3%. This reflects the Company’s incremental borrowing rate, which was calculated based on the interest rate the Company would incur to borrow on a fully collateralized basis over a term similar to the lease.
The Company recognized $63,000 of ground lease expense during the three months ended March 31, 2021, of which $61,000 was paid in cash during the period it was recognized. As of March 31, 2021, the Company’s scheduled future minimum rental payments related to its operating ground lease is approximately $188,000 for the remainder of 2021, $250,000 annually for 2022 through 2026, and $1.6 million thereafter through the maturity date of the lease in August 2033.
NOTE 16 — SEGMENT REPORTING
The Company has two reportable segments: real estate and credit. Corporate/other represents all corporate level and unallocated items and includes the Company’s other asset management activities and operating expenses. There were no changes in the structure of the Company’s internal organization that prompted the change in reportable segments. Prior period amounts have been revised to conform to the current year presentation shown below.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited) – (Continued)

The following tables present segment reporting for the three months ended March 31, 2021 and 2020 (in thousands):

	Real Estate	Credit	Corporate/Other (1)	Company Total
Three Months Ended March 31, 2021
Rental and other property income	$76,794	$—	$136	$76,930
Interest income	—	11,953	—	11,953
Total revenues	76,794	11,953	136	88,883

General and administrative	64	376	5,031	5,471
Property operating	8,523	—	1,596	10,119
Real estate tax	7,869	—	4,350	12,219
Management and advisory fees and expenses	9,331	2,246	1,437	13,014
Transaction-related	4	—	181	185
Depreciation and amortization	25,738	—	—	25,738
Real estate impairment	4,300	—	—	4,300
Provision for credit losses	—	568	—	568
Total operating expenses	55,829	3,190	12,595	71,614
Operating income (loss)	20,965	8,763	(12,459)	17,269
Other expense:
Interest expense and other, net	(4,116)	(3,547)	(12,359)	(20,022)
Segment net income (loss)	$16,849	$5,216	$(24,818)	$(2,753)

Total assets as of March 31, 2021	$3,371,496	$1,155,640	$194,718	$4,721,854
__________________________________
(1)Includes 75 condominium units and 21 rental units acquired via foreclosure during the three months ended March 31, 2021. During the year ended December 31, 2019, the borrower on the Company’s eight mezzanine loans became delinquent on certain required reserve payments. Throughout 2020, the borrower remained delinquent on the required reserve payments and became delinquent on principal and interest. As a result, the Company classified the loans as a troubled debt restructuring and commenced foreclosure proceedings. Upon completing foreclosure in January 2021, The Company took control of the assets which previously secured its mezzanine loans.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited) – (Continued)

	Real Estate	Credit	Corporate/Other	Company Total
Three Months Ended March 31, 2020
Rental and other property income	$68,436	$—	$—	$68,436
Interest income	—	5,571	—	5,571
Total revenues	68,436	5,571	—	74,007

General and administrative	62	12	3,608	3,682
Property operating	6,865	—	—	6,865
Real estate tax	6,978	—	—	6,978
Management and advisory fees and expenses	7,981	1,869	1,240	11,090
Transaction-related	125	—	127	252
Depreciation and amortization	20,823	—	—	20,823
Real estate impairment	11,676	—	—	11,676
Provision for credit losses	—	17,777	—	17,777
Total operating expenses	54,510	19,658	4,975	79,143
Gain on disposition of real estate, net	13,110	—	—	13,110
Operating income (loss)	27,036	(14,087)	(4,975)	7,974
Other expense:
Interest expense and other, net	(6,335)	200	(9,632)	(15,767)
Loss on extinguishment of debt	(4,382)	—	—	(4,382)
Segment net income (loss)	$16,319	$(13,887)	$(14,607)	$(12,175)

Total assets as of March 31, 2020	$2,749,026	$627,479	$224,187	$3,600,692

NOTE 17 — SUBSEQUENT EVENTS
The following events occurred subsequent to March 31, 2021:
Broadly Syndicated Loans
Subsequent to March 31, 2021, the Company settled $8.7 million of broadly syndicated loan acquisitions, $711,000 of which were traded as of March 31, 2021. Additionally, subsequent to March 31, 2021, the Company settled $8.6 million of broadly syndicated loan sales, $1.2 million of which were traded as of March 31, 2021.
CMBS Sales
Subsequent to March 31, 2021, the Company sold $24.4 million of CMBS, resulting in proceeds of $27.6 million and a gain of $660,000.
CRE Loans
Subsequent to March 31, 2021, the Company acquired two senior loans with an aggregate principal balance of $92.6 million and unfunded commitments of $12.4 million, the funding of which is subject to the satisfaction of borrower milestones. The senior loans have a weighted average interest rate of 2.1% and an initial maturity date of November 2021, with three one-year extension options for a final maturity date of November 2024.
Property Dispositions
Subsequent to March 31, 2021, the Company disposed of five properties for an aggregate gross sales price of $41.5 million. The property dispositions resulted in proceeds of $38.8 million after closing costs and a gain of approximately $2.0 million. In connection with one of the property dispositions, the Company legally defeased a mortgage loan with an outstanding balance of $21.9 million. The Company has no continuing involvement with these properties.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited) – (Continued)

Derivative Instruments and Notes Payable
Subsequent to March 31, 2021, one of the Company’s interest rate swap agreements matured and the Company repaid in full $32.1 million of the underlying mortgage notes payable.
Credit Facilities
Subsequent to March 31, 2021, the Company borrowed $60.0 million under the Credit Securities Revolver. The Credit Securities Revolver bears interest equal to the three-month LIBOR for the relevant interest period, plus an applicable rate of 1.70% per annum during the reinvestment period and 2.00% per annum during the amortization period, as discussed in Note 9 — Credit Facilities, Notes Payable and Repurchase Facilities.
Subsequent to March 31, 2021, the Company repaid $60.0 million on the CMFT Credit Facility.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. Certain risks may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a complete discussion of such risk factors, see Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in “Part I — Financial Information” of this Quarterly Report on Form 10-Q, including the notes to the condensed consolidated financial statements contained therein, and the terms “we,” “us,” “our” and the “Company” refer to CIM Real Estate Finance Trust, Inc.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” (within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect our expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by the use of words such as “may,” “will,” “seek,” “expects,” “anticipates,” “believes,” “targets,” “intends,” “should,” “estimates,” “could,” “continue,” “assume,” “projects,” “plans” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. In addition, these risks and uncertainties include those associated with (i) the scope, severity and duration of the current pandemic of COVID-19 and actions taken to contain the pandemic or mitigate its impact, (ii) the potential adverse effect of the COVID-19 pandemic on the financial condition, results of operations, cash flows and performance of the Company and its tenants, the real estate market and the global economy and financial markets, among others, and (iii) general economic, market and other conditions. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or new information, future events or otherwise, except as may be required to satisfy our obligations under federal securities law. The forward-looking statements should be read in light of the risk factors identified in Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020.
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
•Our continued compliance with debt covenants depends on many factors and could be impacted by current or future economic conditions associated with the current novel coronavirus (“COVID-19”) pandemic.
•We may be affected by risks resulting from losses in excess of insured limits.
•We may fail to remain qualified as a REIT for U.S. federal income tax purposes.
•We may be unable to successfully reposition our portfolio or list our shares on a national securities exchange in the timeframe we expect or at all.

•We may be unable to achieve the cost synergies anticipated to result from the Mergers.
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
We ceased issuing shares in our Offering on April 4, 2014 and in the Initial DRIP Offering effective as of June 30, 2016, but will continue to issue shares of common stock under the Secondary DRIP Offering until certain liquidity events occur, such as the listing of our shares, on a national securities exchange or the sale of our company, or the Secondary DRIP Offering is otherwise terminated by our Board. We suspended issuing shares of common stock under our Secondary DRIP Offering on August 30, 2020 in connection with our entry into the merger agreements with CCIT III and CCPT V. On March 25, 2021, the Board approved reinstating the DRIP effective April 1, 2021. We expect that property acquisitions in 2021 and future periods will be funded by proceeds from financing of the acquired properties, cash flows from operations and the strategic sale of properties and other asset acquisitions.
Our operating results and cash flows are primarily influenced by rental and other property income from our commercial properties, interest expense on our indebtedness and acquisition and operating expenses. As 93.7% of our rentable square feet was under lease, including any month-to-month agreements, as of March 31, 2021, with a weighted average remaining lease term of 8.7 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our manager regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, any available credit rating agency reports on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If CMFT Management identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
We have primarily acquired core commercial real estate assets principally consisting of retail properties located throughout the United States. As of March 31, 2021, we owned 515 properties, comprising 21.3 million rentable square feet of commercial space located in 45 states. In addition, during the three months ended March 31, 2021, we completed foreclosure proceedings and took control of the assets which previously secured our mezzanine loans, including 75 condominium units and 21 rental units across four buildings.
We intend to continue to pursue a more diversified investment strategy across the capital structure by balancing our existing portfolio of core commercial real estate assets with our future investments in a portfolio of commercial mortgage loans and other real estate-related credit investments in which our sponsor and its affiliates have expertise, that we would originate, acquire, finance and manage.
As of March 31, 2021, our loan portfolio consisted of 227 loans with a net book value of $1.0 billion. As of March 31, 2021, we had $34.5 million of unsettled broadly syndicated loan purchases included in cash and cash equivalents, and investments in real estate-related securities of $67.2 million.
During the three months ended March 31, 2021, we disposed of one property, encompassing approximately 15,000 gross rentable square feet. As of March 31, 2021, our real estate portfolio consisted of 454 retail properties, 56 anchored shopping centers, four industrial properties and one office property representing 35 industry sectors. In addition, we acquired 75 condominium units and 21 rental units via foreclosure during the three months ended March 31, 2021. See Note 4 — Real Estate Assets to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of the disposition of individual properties during the three months ended March 31, 2021.
COVID-19
We are closely monitoring the negative impacts that the COVID-19 pandemic and the efforts to mitigate its spread are having on the economy, our tenants and our business. The extent to which the COVID-19 pandemic continues to impact our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, the timing and pace of reopening efforts, and the direct and indirect economic effects of the pandemic and containment measures, among others.
During the three months ended March 31, 2021, we provided lease concessions, either in the form of rental deferrals or abatements, to certain tenants in response to the impact of the COVID-19 pandemic. During the three months ended March 31, 2021, we granted total rent deferrals with an aggregate deferral amount of $431,000. Additionally, during the three months ended March 31, 2021, we granted rent abatements to tenants with an abatement amount of $248,000.
As of May 6, 2021, we have collected approximately 98% of rental payments billed to tenants during the three months ended March 31, 2021. Additionally, as of May 6, 2021, we have collected 97% of April rental payments billed to tenants.
Operating Highlights and Key Performance Indicators
2021 Activity
•Completed foreclosure to take control of the assets which previously secured our mezzanine loans, including 75 condominium units and 21 rental units across four buildings.
•Invested $82.1 million in broadly syndicated loans and sold broadly syndicated loans for an aggregate gross sales price of $7.6 million.
•Invested $28.5 million in CMBS.
•Disposed of one retail property for an aggregate sales price of $3.7 million.
•Increased total debt by $299.6 million, from $2.1 billion to $2.4 billion.

Portfolio Information
The following table shows the carrying value of our portfolio by investment type as of March 31, 2021 and 2020 (dollar amounts in thousands):

	As of March 31,
	2021			2020
	Asset Count	Carrying Value		Asset Count	Carrying Value
Loan Held-For-Investment
Mezzanine loans	—	$—	—%	8	$140,061	4.3%
Senior loans	6	525,447	11.6%	3	153,870	4.7%
Broadly syndicated loans	221	496,832	11.0%	113	333,449	10.2%
Less: Allowance for credit losses		(12,888)	(0.3)%		(19,779)	(0.6)%
Total loans held-for-investment and related receivable, net	227	1,009,391	22.3%	124	607,601	18.6%
Real Estate-Related Securities
CMBS	5	67,222	1.5%	—	—	—%
Real Estate
Total real estate assets and intangible lease liabilities, net	515	3,450,076	76.2%	384	2,655,882	81.4%
Total Investment Portfolio	747	$4,526,689	100.0%	508	$3,263,483	100.0%
The following table details overall statistics of our credit portfolio as of March 31, 2021 (dollar amounts in thousands):

	Senior Loans (1) (2)	Broadly Syndicated Loans	CMBS
Number of loans	6	221	5
Net book value	$521,562	$487,829	$67,222
Weighted-average interest rate	4.9%	3.6%	6.8%
Weighted-average maximum years to maturity	2.6	5.0	19.5
____________________________________
(1)As of March 31, 2021, 100% of our loans by principal balance earned a floating rate of interest, primarily indexed to U.S. dollar LIBOR.
(2)Maximum maturity date assumes all extension options are exercised by the borrowers; however, our CRE loans may be repaid prior to such date.
Real Estate Portfolio Information
As of March 31, 2021, we owned 515 properties located in 45 states, the gross rentable square feet of which was 93.7% leased, including any month-to-month agreements, with a weighted average lease term remaining of 8.7 years. As of March 31, 2021, no single tenant accounted for greater than 10% of our 2021 annualized rental income. As of March 31, 2021, we had certain geographic and industry concentrations in our property holdings. In particular, 61 of our properties were located in California, which accounted for 11% of our 2021 annualized rental income. In addition, we had tenants in the sporting goods, home and garden and general merchandise store industries, which accounted for 12%, 11% and 10%, respectively, of our 2021 annualized rental income.
The following table shows the property statistics of our real estate assets as of March 31, 2021 and 2020:

	As of March 31,
	2021	2020
Number of commercial properties	515	384
Rentable square feet (in thousands) (1)	21,293	18,381
Percentage of rentable square feet leased	93.7%	94.6%
Percentage of investment-grade tenants (2)	38.6%	38.6%
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
During the three months ended March 31, 2021 and 2020, the Company did not acquire any properties.
Results of Operations
Overview
We are not aware of any material trends or uncertainties, other than those listed in the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2020 and this Quarterly Report on Form 10-Q, the effects of the COVID-19 pandemic, and national economic conditions affecting real estate in general that may reasonably be expected to have a material impact on our results from the acquisition, management and operation of properties. Currently, we are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows in future periods due to numerous uncertainties.
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

Comparison of the Three Months Ended March 31, 2021 and 2020
The following table reconciles net loss, calculated in accordance with GAAP, to net operating income (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2021	2020	Change
Net loss	$(2,753)	$(12,175)	$9,422
Loss on extinguishment of debt	—	4,382	(4,382)
Interest expense and other, net	20,022	15,767	4,255
Operating income	17,269	7,974	9,295

Gain on disposition of real estate, net	—	(13,110)	13,110
Provision for credit losses	568	17,777	(17,209)
Real estate impairment	4,300	11,676	(7,376)
Depreciation and amortization	25,738	20,823	4,915
Transaction-related expenses	185	252	(67)
Management and advisory fees and expenses	13,014	11,090	1,924
General and administrative expenses	5,471	3,682	1,789
Interest income	(11,953)	(5,571)	(6,382)
Net operating income	$54,592	$54,593	$(1)
Our operating segments include credit and real estate. Refer to Note 16 — Segment Reporting for further discussion of our operating segments.
Credit Segment
Interest Income
The increase in interest income of $6.4 million for the three months ended March 31, 2021, compared to the same period in 2020, was due to an increase in credit investments. As of March 31, 2021, we held investments in 221 broadly syndicated loans, six CRE loans held-for-investment and five CMBS. As of March 31, 2020, we held investments in 113 broadly syndicated loans and 11 CRE loans held-for-investment.
Provision for Credit Losses
The decrease in provision for credit losses of $17.2 million during the three months ended March 31, 2021, as compared to the same period in 2020 was primarily due to the foreclosure of the assets securing the Company’s mezzanine loans. During the three months ended March 31, 2020, the borrower on the Company’s eight mezzanine loans remained delinquent on the required reserve payments and became delinquent on principal and interest, resulting in the Company recording $13.0 million in credit losses related to the mezzanine loans. Upon completing foreclosure proceedings in January 2021, the Company took control of the assets which previously secured the loans, and as such, a provision for credit losses related to the mezzanine loans was not recorded for the three months ended March 31, 2021.
Real Estate Segment
A total of 368 properties were acquired before January 1, 2020 and represent our “same store” properties during the three months ended March 31, 2021 and 2020. “Non-same store” properties, for purposes of the table below, includes properties acquired or disposed of on or after January 1, 2020.

The following table details the components of net operating income broken out between same store and non-same store properties (dollar amounts in thousands):

	Total			Same Store			Non-Same Store
	For the Three Months Ended March 31,			For the Three Months Ended March 31,			For the Three Months Ended March 31,
	2021	2020	Change	2021	2020	Change	2021	2020	Change
Rental and other property income	$76,930	$68,436	$8,494	$61,680	$64,162	$(2,482)	$15,250	$4,274	$10,976

Property operating expenses	10,119	6,865	3,254	6,217	6,319	(102)	3,902	546	3,356
Real estate tax expenses	12,219	6,978	5,241	6,659	6,542	117	5,560	436	5,124
Total property operating expenses	22,338	13,843	8,495	12,876	12,861	15	9,462	982	8,480

Net operating income	$54,592	$54,593	$(1)	$48,804	$51,301	$(2,497)	$5,788	$3,292	$2,496
Loss on Extinguishment of Debt
Loss on extinguishment of debt decreased $4.4 million for the three months ended March 31, 2021, as compared to the same period in 2020. During the three months ended March 31, 2020, we recorded losses on the extinguishment of mortgage loans with an aggregate carrying value of $97.0 million. No such losses were recorded during the three months ended March 31, 2021.
Interest Expense and Other, Net
Interest expense and other, net also includes amortization of deferred financing costs.
The increase in interest expense and other, net, of $4.3 million for the three months ended March 31, 2021, as compared to the same period in 2020, was primarily due to an increase in the average aggregate amount of debt outstanding from $1.56 billion as of March 31, 2020 to $2.46 billion as of March 31, 2021, partially offset by a decrease in the weighted average interest rate from 3.8% as of March 31, 2020 to 2.8% as of March 31, 2021.
Gain on Disposition of Real Estate, Net
The decrease in gain on disposition of real estate, net, of $13.1 million during the three months ended March 31, 2021, as compared to the same period in 2020, was primarily due to the disposition of one property with no gain or loss recognized during the three months ended March 31, 2021 compared to the disposition of 12 properties for a gain of $13.1 million during the three months ended March 31, 2020.
Real Estate Impairment
The decrease in real estate impairments of $7.4 million during the three months ended March 31, 2021, as compared to the same period in 2020, was due to five properties that were deemed to be impaired, resulting in impairment charges of $4.3 million during the three months ended March 31, 2021, compared to seven properties that were deemed to be impaired, resulting in impairment charges of $11.7 million during the three months ended March 31, 2020.
Depreciation and Amortization
The increase in depreciation and amortization of $4.9 million during the three months ended March 31, 2021, as compared to the same period in 2020, was primarily due to the acquisition of 146 properties in connection with the Mergers that closed in December 2020, partially offset by the disposition of 19 properties subsequent to March 31, 2020.
Transaction-Related Expenses
Transaction-related expenses include manager reimbursements for acquisition and disposition activities.
Transaction-related expenses remained generally consistent during the three months ended March 31, 2021, as compared to the same period in 2020.
Management and Advisory Fees and Expenses
We pay CMFT Management a management fee pursuant to the Management Agreement, payable quarterly in arrears, equal to the greater of (a) $250,000 per annum ($62,500 per quarter) and (b) 1.50% per annum (0.375% per quarter) of the

Company’s Equity (as defined in the Management Agreement). Additionally, we may be required to reimburse certain expenses incurred by CMFT Management in providing management services, subject to limitations as set forth in the Management Agreement (as discussed in Note 12 — Related-Party Transactions and Arrangements to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q). Furthermore, as discussed in Note 12 — Related-Party Transactions and Arrangements to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q, pursuant to the Investment Advisory and Management Agreement, for management of investments in the Managed Assets (as defined in the Investment Advisory and Management Agreement), CMFT Securities pays the Investment Advisor the Investment Advisory Fee, payable quarterly in arrears, equal to 1.50% per annum (0.375% per quarter) of CMFT Securities’ Equity (as defined in the Investment Advisory and Management Agreement). Pursuant to the Investment Advisory and Management Agreement, CMFT Securities reimburses the Investment Advisor for costs and expenses incurred by the Investment Advisor on its behalf. Because the Managed Assets are excluded from the calculation of management fees payable by the Company to CMFT Management pursuant to the Management Agreement, the total management and advisory fees payable by the Company to its external advisors are not increased as a result of the Investment Advisory and Management Agreement. In addition, pursuant to the Sub-Advisory Agreement, in connection with providing investment management services with respect to the corporate credit-related securities held by CMFT Securities, on a quarterly basis, the Investment Advisor designates 50% of the sum of the Investment Advisory Fee payable to the Investment Advisor as sub-advisory fees.
The increase in management and advisory fees and expenses of $1.9 million during the three months ended March 31, 2021, as compared to the same period in 2020, was primarily due to an increase in manager expense reimbursements. Additionally, we incurred management fees of $11.6 million during the three months ended March 31, 2021, as compared to $11.1 million in management fees during the same period 2020.
General and Administrative Expenses
The primary general and administrative expense items are certain expense reimbursements to our manager, banking fees and transfer agency costs.
The increase in general and administrative expenses of $1.8 million for the three months ended March 31, 2021, as compared to the same period in 2020, was primarily due to an increase in legal costs related to the foreclosure completed in January 2021 to take control of the assets securing the Company’s mezzanine loans, as discussed in Note 7 — Loans Held-For-Investment to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Net Operating Income
Same store property net operating income decreased $2.5 million during the three months ended March 31, 2021, as compared to the same period in 2020. The change was primarily due to a reduction in same store occupancy to 92.8% as of March 31, 2021, compared to 94.9% as of March 31, 2020, resulting in a $1.5 million decrease in net operating income. Additionally, the bankruptcy of one tenant resulted in a decrease in rental income of $805,000.
Non-same store property net operating income increased $2.5 million during the three months ended March 31, 2021, as compared to the same period in 2020. The increase was primarily due to the acquisition of 146 properties in connection with the Mergers that closed December 2020, and the disposition of 19 properties subsequent to March 31, 2020.
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

Record Date	Distribution Amount
April 30, 2020	$0.0130
May 31, 2020	$0.0130
June 30, 2020	$0.0161
July 30, 2020	$0.0304
August 28, 2020	$0.0303
September 29, 2020	$0.0303
October 29, 2020	$0.0303
November 27, 2020	$0.0303
December 30, 2020	$0.0303
January 28, 2021	$0.0303
February 25, 2021	$0.0303
March 29, 2021	$0.0303
April 29, 2021	$0.0303
May 28, 2021	$0.0303
June 29, 2021	$0.0303
As of March 31, 2021, we had distributions payable of $11.0 million.
The following table presents distributions and sources of distributions for the periods indicated below (dollar amounts in thousands):

	Three Months Ended March 31,
	2021		2020
	Amount	Percent	Amount		Percent
Distributions paid in cash	$32,906	100%	$29,148		60%
Distributions reinvested	—	—%	19,231		40%
Total distributions	$32,906	100%	$48,379		100%
Sources of distributions:
Net cash provided by operating activities (1)	$28,747	87%	$26,770	(2)	55%
Proceeds from the issuance of debt (3)	4,159	13%	13,301		28%
Proceeds from the issuance of common stock	—	—%	8,308	(4)	17%
Total sources	$32,906	100%	$48,379		100%
____________________________________
(1)Net cash provided by operating activities for the three months ended March 31, 2021 and 2020 was $28.7 million and $17.1 million, respectively.
(2)Our distributions covered by cash flows from operating activities for the three months ended March 31, 2020 include cash flows from operating activities in excess of distributions from prior periods of $9.6 million.
(3)Net proceeds on the credit facilities and notes payable for the three months ended March 31, 2021 and 2020 were $197.0 million and $2.9 million, respectively.
(4)In accordance with GAAP, certain real estate acquisition-related fees and expenses, such as expenses and fees incurred in connection with property acquisitions accounted for as business combinations, are expensed, and therefore reduce net cash flows from operating activities. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the three months ended March 31, 2020 include the amount by which real estate acquisition-related fees and expenses have reduced net cash flows from operating activities in those prior periods.

Share Redemptions
Our amended and restated share redemption program (the “Amended Share Redemption Program”) permits our stockholders to sell their shares of common stock back to us, subject to certain conditions and limitations. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the Secondary DRIP Offering, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the Secondary DRIP Offering. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. In addition, our Board may choose to amend the terms of, suspend or terminate our Amended Share Redemption Program at any time in its sole discretion if it believes that such action is in the best interest of us and our stockholders. Any material modifications or suspension of the Amended Share Redemption Program will be disclosed to our stockholders as promptly as practicable in our reports filed with the SEC and via our website. In connection with the Mergers, our Board suspended our Amended Share Redemption Program on August 30, 2020, and therefore, no shares were redeemed from our stockholders after that date. On March 25, 2021 our Board reinstated the Amended Share Redemption Program, effective April 1, 2021.
Liquidity and Capital Resources
General
We expect to utilize proceeds from real estate dispositions, sales proceeds and principal payments received on credit investments, cash flows from operations and future proceeds from secured or unsecured financing to complete future acquisitions, repayment of certain indebtedness and for general corporate uses. The sources of our operating cash flows will primarily be provided by the rental and other property income received from current and future leased properties and interest income from our portfolio of credit investments.
As of March 31, 2021, the CMFT Credit Facility provided for borrowings of up to $1.24 billion, which includes the $885.0 million CMFT Term Loan and up to $350.0 million on the CMFT Revolving Loans. The CCPT V Credit Facility provides for borrowings of $220.0 million under the CCPT V Term Loans and up to $130.0 million under the CCPT V Revolving Loans. As of March 31, 2021, we had $430.0 million in unused capacity under the Credit Facilities, subject to borrowing availability. We had available borrowings of $44.2 million as of March 31, 2021. As of March 31, 2021, we also had cash and cash equivalents of $57.6 million, which included $34.5 million of unsettled broadly syndicated loan purchases.
As of March 31, 2021, the Credit and Security Agreement provided for borrowings in an aggregate principal amount up to $500.0 million under the Credit Securities Revolver, which may be increased from time to time pursuant to the Credit and Security Agreement. Borrowings under the Credit and Security Agreement are secured by substantially all of the assets held by CMFT Corporate Credit Securities, LLC, which shall primarily consist of broadly-syndicated senior secured loans subject to certain eligibility criteria under the Credit and Security Agreement. As of March 31, 2021, the amounts borrowed and outstanding under the Credit Securities Revolver totaled $256.5 million.
As of March 31, 2021, the Citibank Repurchase Agreement provided up to $300.0 million under the Citibank Repurchase Facility. Additionally, as of March 31, 2021, the Barclays Repurchase Agreement provided up to $500.0 million of financing primarily through the Barclays Repurchase Facility. The Citibank Repurchase Agreement and the Barclays Repurchase Agreement provide for simultaneous agreements by Citibank and Barclays to re-sell purchased CRE mortgage loans back to CMFT RE Lending RF Sub CB, LLC and CMFT RE Lending RF Sub BB, LLC at a certain future date or upon demand. As of March 31, 2021, we had six senior loans with an aggregate carrying value of $525.4 million financed with $357.6 million under the Repurchase Facilities, $170.2 million of which was financed under the Barclays Repurchase Facility and $187.4 million of which was financed under the Citibank Repurchase Facility.
As of March 31, 2021, we believe that we were in compliance with the financial covenants of the CMFT Second Amended and Restated Credit Agreement, the CCPT V Credit Agreement, the Citibank Repurchase Agreement and the Barclays Repurchase Agreement, as well as the financial covenants under our various fixed and variable rate debt agreements, as further discussed in Note 9 — Credit Facilities, Notes Payable and Repurchase Facilities to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for the acquisition of real estate-related securities, real estate and real estate-related assets and the payment of acquisition-related fees and expenses, operating expenses, distributions, redemptions and interest and principal on current and any future debt financings, including principal repayments of $1.4 billion within the next 12 months. We expect to meet our short-term liquidity requirements through cash proceeds from real estate asset dispositions, net cash provided by operations and proceeds from the Secondary DRIP Offering, as well as secured or unsecured borrowings from banks and other lenders to finance our future acquisitions and loan originations. Operating cash flows are expected to increase as we complete future acquisitions. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months. Management intends to use the proceeds from the disposition of properties to, among other things, acquire additional high-quality net-lease properties and credit investments in furtherance of our investment objectives and for other general corporate purposes.
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the acquisition of real estate-related securities, real estate and real estate-related credit investments and the payment of tenant improvements, acquisition-related fees and expenses, operating expenses, distributions and redemptions to stockholders and interest and principal on any current and future indebtedness. Generally, we expect to meet our long-term liquidity requirements through proceeds from cash flows from operations, borrowings on the Credit Facilities, proceeds from secured or unsecured borrowings from banks and other lenders, and proceeds raised pursuant to the Secondary DRIP Offering.
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
Contractual Obligations
As of March 31, 2021, we had debt outstanding with a carrying value of $2.4 billion and a weighted average interest rate of 2.8%. See Note 9 — Credit Facilities, Notes Payable and Repurchase Facilities to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.
Our contractual obligations as of March 31, 2021 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments — fixed rate debt (2)	$577,853	$138,794	$373,083	$65,976	$—
Interest payments — fixed rate debt (3)	42,498	19,134	22,467	897	—
Principal payments — variable rate debt	102,553	102,553	—	—	—
Interest payments — variable rate debt (4)	587	587	—	—	—
Principal payments — credit facilities (5)	1,411,500	1,155,000	—	256,500	—
Interest payments — credit facilities (5)	44,039	30,607	9,760	3,672	—
Principal payments — repurchase facilities (6)	357,648	—	357,648	—	—
Interest payments — repurchase facilities (6)	20,232	8,696	11,536	—	—
Total	$2,556,910	$1,455,371	$774,494	$327,045	$—
____________________________________
(1)The table does not include amounts due to CMFT Management or its affiliates pursuant to our Management Agreement because such amounts are not fixed and determinable.
(2)Principal payment amounts reflect actual payments based on the face amount of notes payable secured by our wholly-owned properties, which excludes the fair value adjustment, net of amortization, of mortgage notes assumed of $126,000 as of March 31, 2021.
(3)As of March 31, 2021, we had $53.6 million of variable rate debt effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.
(4)As of March 31, 2021, we had variable rate debt outstanding of $102.6 million with a weighted average interest rate of 5.5%. We used the weighted average interest rate to calculate the debt payment obligations in future periods.

(5)As of March 31, 2021, the Term Loans outstanding totaled $1.1 billion, $220.0 million of which is subject to interest rate swap agreements. As of March 31, 2021, the weighted average all-in interest rate for the Swapped Term Loans was 4.2%. The remaining $935.0 million outstanding under the Credit Facilities had a weighted average interest rate of 1.9% as of March 31, 2021. As of March 31, 2021, the amounts outstanding under the Credit Securities Revolver totaled $256.5 million and had a weighted average interest rate of 1.9%.
(6)As of March 31, 2021, the amount outstanding under the Citibank Repurchase Facility was $187.4 million at a weighted average interest rate of 2.2%, and the amount outstanding under the Barclays Repurchase Facility was $170.2 million at a weighted average interest rate of 2.7%.
We expect to incur additional borrowings in the future to acquire additional properties and other real estate-related assets. There is no limitation on the amount we may borrow against any single improved property. As of March 31, 2021, our ratio of debt to total gross assets net of gross intangible lease liabilities was 49.0% and our ratio of debt to the fair market value of our gross assets net of gross intangible lease liabilities was 49.5%. Fair market value is based on the estimated market value of our real estate assets as of June 30, 2020 that were used to determine our estimated per share NAV, and for those assets acquired from July 1, 2020 through March 31, 2021 is based on the purchase price.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to stockholders. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as premiums or discounts, financing and issuance costs, and related accumulated amortization, less all cash and cash equivalents. As of March 31, 2021, our net debt leverage ratio, which is the ratio of net debt to total gross real estate and related assets net of gross intangible lease liabilities, was 47.8%.
The following table provides a reconciliation of the notes payable and credit facility, net balance, as reported on our condensed consolidated balance sheet, to net debt as of March 31, 2021 (dollar amounts in thousands):

Balance as of
March 31, 2021
Credit facilities, notes payable and repurchase facilities, net	$2,445,246
Deferred costs and net premiums (1)	4,308
Less: Cash and cash equivalents	(57,550)
Net debt	$2,392,004
Gross real estate and related assets, net (2)	$5,001,401
Net debt leverage ratio	47.8%
____________________________________
(1) Deferred costs relate to mortgage notes payable and the term portion of the Credit Facilities.
(2) Net of gross intangible lease liabilities. Includes gross assets held for sale, as well as real estate-related securities and loans held-for-investment principal balance, net of allowance for credit losses, of $1.1 billion.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities increased by $11.6 million for the three months ended March 31, 2021, as compared to the same period in 2020. The increase was primarily due to the acquisition of 146 properties in connection with the Mergers that closed in December 2020, partially offset by lower net income after non-cash adjustments primarily resulting from foreclosure of the assets which previously secured the Company’s mezzanine loans during the three months ended March 31, 2021. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities increased $43.0 million for the three months ended March 31, 2021, as compared to the same period in 2020. The change was primarily due to a decrease in proceeds from disposition of real estate assets of $123.1 million and an increase in the net investment in loans held-for-investment of $138.0 million, partially offset by a decrease in the net investment in broadly syndicated loans and real estate-related securities of $227.5 million.
Financing Activities. Net cash provided by financing activities was $163.3 million for the three months ended March 31, 2021, as compared to net cash used in financing activities of $45.9 million for the three months ended March 31, 2020. The change was primarily due to an increase in net proceeds on the credit facilities, notes payable and repurchase facilities of $194.2 million as a result of entering into the Repurchase Facilities subsequent to March 31, 2020, coupled with a decrease in redemptions of common stock of $19.5 million resulting from the Board’s suspension of the Amended Share Redemption Program.
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
Critical Accounting Policies and Significant Accounting Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We believe the following critical accounting policies govern the significant judgments and estimates used in the preparation of our financial statements, which should be read in conjunction with the more complete discussion of our accounting policies and procedures included in Note 2 — Summary of Significant Accounting Policies to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020. We consider our critical accounting policies to be the following:
•Recoverability of Real Estate Assets;
•Allocation of Purchase Price of Real Estate Assets; and
•Allowance for Credit Losses.
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2020. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2020 and related notes thereto.
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate assets may not be recoverable. Impairment indicators that we consider include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, lease concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; or changes in anticipated holding periods. We continue to evaluate our portfolio to determine if anticipated holding periods for certain properties may materially differ from the initial intended holding periods for such properties, which could result in an impairment charge in the future.

Related-Party Transactions and Agreements
We have entered into agreements with CMFT Management or its affiliates whereby we agree to pay certain fees to, or reimburse certain expenses of, CMFT Management or its affiliates such as management and advisory fees and expenses, organization and offering costs, leasing fees and reimbursement of certain operating costs. See Note 12 — Related-Party Transactions and Arrangements to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.
Conflicts of Interest
Richard S. Ressler, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates including CMFT Management, is the chairman of the board, chief executive officer and president of CIM Income NAV. One of our directors, Avraham Shemesh, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates including CMFT Management, serves as a director of CIM Income NAV. One of our directors, Elaine Y. Wong, who is a principal of CIM, also serves as a director of CIM Income NAV. One of our independent directors, W. Brian Kretzmer, also serves as an independent director of CIM Income NAV. Nathan D. DeBacker, our chief financial officer and treasurer, who is also an officer of other real estate programs sponsored by CCO Group, is a vice president of CMFT Management and is an officer of certain of its affiliates. In addition, affiliates of CMFT Management act as an advisor to CIM Income NAV. As such, there may be conflicts of interest where CMFT Management or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for CIM or another real estate program sponsored or operated by CIM or CCO Group, including other real estate offerings in registration, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management, among others. The compensation arrangements between affiliates of CMFT Management and these other real estate programs sponsored or operated by CCO Group could influence the advice provided to us. See Part I, Item 1. Business — Conflicts of Interest in our Annual Report on Form 10-K for the year ended December 31, 2020.
Off-Balance Sheet Arrangements
As of March 31, 2021 and December 31, 2020, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.
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
Interest Rate Risk
As of March 31, 2021, we had an aggregate of $1.7 billion of variable rate debt, excluding any debt subject to interest rate swap agreements, and therefore, we are exposed to interest rate changes in LIBOR. As of March 31, 2021, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $8.3 million per year.
As of March 31, 2021, we had four interest rate swap agreements outstanding, which mature on various dates from April 2021 through March 2023, with an aggregate notional amount of $273.6 million and an aggregate fair value of the net derivative liability of $7.6 million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of March 31, 2021, an increase of 50 basis points in interest rates would result in a change of $1.6 million to the fair value of the net derivative liability, resulting in a net derivative liability of $6.0 million. A decrease of 50 basis points in interest rates would result in a $1.7 million change to the fair value of the net derivative liability, resulting in a net derivative liability of $9.3 million.
As the information presented above includes only those exposures that existed as of March 31, 2021, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs and assume no other changes in our capital structure.
In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to U.S. dollar LIBOR in derivatives and other financial contracts. In March 2021, the FCA confirmed its intention to cease publishing one week and two-month LIBOR after December 31, 2021 and all remaining LIBOR after June 30, 2023. This announcement has several implications, including setting the spread that may be used to automatically convert contracts from LIBOR to SOFR. Additionally, banking regulators are encouraging banks to discontinue new LIBOR debt issuances by December 31, 2021. The Company anticipates that LIBOR will continue to be available at least until June 30, 2023.Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.
We have interest rate swap agreements maturing on various dates from April 2021 through March 2023, as further discussed above, that are indexed to LIBOR. As such, we are monitoring and evaluating the related risks, which include interest on loans or amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative reference rate may be challenging, especially if we cannot agree with the respective counterparty about how to make the transition.
If a contract is not transitioned to an alternative rate and LIBOR is discontinued, the impact on our contracts is likely to vary by contract. If LIBOR is discontinued or if the methods of calculating LIBOR change from their current form, interest rates on our current or future indebtedness may be adversely affected.
While we expect LIBOR to be available in substantially its current form until at least the end of June 30, 2023, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.
Alternative rates and other market changes related to the replacement of LIBOR, including the introduction of financial products and changes in market practices, may lead to risk modeling and valuation challenges, such as adjusting interest rate accrual calculations and building a term structure for an alternative rate.
The introduction of an alternative rate also may create additional basis risk and increased volatility as alternative rates are phased in and utilized in parallel with LIBOR.
Adjustments to systems and mathematical models to properly process and account for alternative rates will be required, which may strain the model risk management and information technology functions and result in substantial incremental costs for the Company.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2021 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2021, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.Legal Proceedings
In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or to which our properties are the subject.
Item 1A.Risk Factors
Except as set forth below, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2020.
Risks Related to Real Estate Assets
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
The following table presents distributions and the source of distributions for the periods indicated below (dollar amounts in thousands):

	Three Months Ended March 31, 2021		Year Ended December 31, 2020
	Amount	Percent	Amount		Percent
Distributions paid in cash	$32,906	100%	$90,655		73%
Distributions reinvested	—	—%	34,191		27%
Total distributions	$32,906	100%	$124,846		100%
Sources of distributions:
Net cash provided by operating activities (1)	$28,747	87%	$115,985	(2)	93%
Proceeds from the issuance of debt (3)	4,159	13%	553		—%
Proceeds from the issuance of common stock	—	—%	8,308	(4)	7%
Total sources	$32,906	100%	$124,846		100%
____________________________________
(1)Net cash provided by operating activities for the three months ended March 31, 2021 and the year ended December 31, 2020 was $28.7 million and $106.4 million, respectively.
(2)Our distributions covered by cash flows from operating activities for the year ended December 31, 2020 include cash flows from operating activities in excess of distributions from prior periods of $9.6 million.
(3)Net proceeds on the credit facilities, notes payable and repurchase facilities for the three months ended March 31, 2021 and the year ended December 31, 2020 were $197.0 million and $159.0 million, respectively.
(4)In accordance with GAAP, certain real estate acquisition-related fees and expenses, such as expenses and fees incurred in connection with property acquisitions accounted for as business combinations, are expensed, and therefore reduce net cash flows from operating activities. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the year ended December 31, 2020 include the amount by which real estate acquisition-related fees and expenses have reduced net cash flows from operating activities in those prior periods.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
None.

Item 6.Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101.INS*	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as InLine XBRL and contained in Exhibit 101).

*	Filed herewith.
**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIM Real Estate Finance Trust, Inc. (Registrant)

By:	/s/ Nathan D. DeBacker
Name:	Nathan D. DeBacker
Title:	Chief Financial Officer and Treasurer (Principal Financial Officer)
Date: May 17, 2021