Form 10-Q
period 2021-06-30
CIM REAL ESTATE FINANCE TRUST, INC.
filed 2021-08-16
CIK 1498547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 9, 2021, there were approximately 362.1 million shares of common stock, par value $0.01 per share, of CIM Real Estate Finance Trust, Inc. outstanding.

CIM REAL ESTATE FINANCE TRUST, INC.

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands, except share and per share amounts) (Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Real estate assets:
Land	$843,192	$881,896
Buildings, fixtures and improvements	2,267,204	2,490,030
Intangible lease assets	367,622	389,564
Condominium developments	197,080	—
Total real estate assets, at cost	3,675,098	3,761,490
Less: accumulated depreciation and amortization	(472,399)	(453,385)
Total real estate assets, net	3,202,699	3,308,105
Real estate-related securities	42,071	38,194
Loans held-for-investment and related receivables, net	1,356,247	962,624
Less: Allowance for credit losses	(13,011)	(70,358)
Total loans held-for-investment and related receivables, net	1,343,236	892,266
Cash and cash equivalents	141,299	121,385
Restricted cash	32,918	7,023
Rents and tenant receivables, net	57,945	74,419
Prepaid expenses and other assets	17,028	10,406
Deferred costs, net	5,842	4,293
Assets held for sale	6,124	3,518
Total assets	$4,849,162	$4,459,609
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facilities, notes payable and repurchase facilities, net	$2,540,809	$2,144,993
Accrued expenses and accounts payable	35,102	30,419
Due to affiliates	15,957	14,723
Intangible lease liabilities, net	27,578	32,718
Distributions payable	10,997	10,969
Deferred rental income, derivative liabilities and other liabilities	19,686	27,361
Total liabilities	2,650,129	2,261,183
Commitments and contingencies
Redeemable common stock	173,628	—
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 490,000,000 shares authorized, 362,923,841 and 362,001,968 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	3,629	3,620
Capital in excess of par value	2,990,971	3,157,859
Accumulated distributions in excess of earnings	(971,826)	(961,006)
Accumulated other comprehensive income (loss)	2,631	(2,047)
Total stockholders’ equity	2,025,405	2,198,426
Total liabilities, redeemable common stock and stockholders’ equity	$4,849,162	$4,459,609
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Rental and other property income	$75,302	$60,103	$152,232	$128,539
Interest income	16,460	7,193	28,413	12,764
Total revenues	91,762	67,296	180,645	141,303
Operating expenses:
General and administrative	3,605	3,020	8,033	5,902
Property operating	11,356	4,811	21,475	11,676
Real estate tax	7,706	6,748	19,925	13,726
Expense reimbursements to related parties	3,210	3,057	5,871	5,235
Management fees	11,755	9,750	23,332	19,600
Transaction-related	27	125	31	250
Depreciation and amortization	24,647	19,696	50,385	40,519
Real estate impairment	77	3,831	4,377	15,507
Provision for credit losses	123	7,905	691	25,682
Total operating expenses	62,506	58,943	134,120	138,097
Gain on disposition of real estate and condominium developments, net	46,469	3,791	46,469	16,901
Operating income	75,725	12,144	92,994	20,107
Other expense:
Interest expense and other, net	(16,460)	(15,520)	(36,482)	(31,276)
Loss on extinguishment of debt	(1,478)	(370)	(1,478)	(4,752)
Total other expense	(17,938)	(15,890)	(37,960)	(36,028)
Net income (loss)	$57,787	$(3,746)	$55,034	$(15,921)
Weighted average number of common shares outstanding:
Basic and diluted	362,448,778	310,558,499	362,226,607	310,903,460
Net income (loss) per common share:
Basic and diluted	$0.16	$(0.01)	$0.15	$(0.05)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (in thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$57,787	$(3,746)	$55,034	$(15,921)
Other comprehensive income (loss)
Unrealized gain on real estate-related securities	1,930	20	2,052	20
Reclassification adjustment for realized gain included in income as other income	(648)	—	(648)	—
Unrealized (loss) gain on interest rate swaps	(52)	(805)	71	(11,610)
Amount of loss reclassified from other comprehensive income (loss) into income (loss) as interest expense and other, net	71	3,343	3,203	4,320
Total other comprehensive income (loss)	1,301	2,558	4,678	(7,270)
Comprehensive income (loss)	$59,088	$(1,188)	59,712	(23,191)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (in thousands, except share amounts) (Unaudited)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance as of January 1, 2021	362,001,968	$3,620	$3,157,859	$(961,006)	$(2,047)	$2,198,426
Equity-based compensation	—	—	40	—	—	40
Distributions declared on common stock — $0.09 per common share	—	—	—	(32,906)	—	(32,906)
Comprehensive (loss) income	—	—	—	(2,753)	3,377	624
Balance as of March 31, 2021	362,001,968	$3,620	$3,157,899	$(996,665)	$1,330	$2,166,184
Issuance of common stock	917,769	9	6,651	—	—	6,660
Equity-based compensation	4,104	—	49	—	—	49
Distributions declared on common stock — $0.09 per common share	—	—	—	(32,948)	—	(32,948)
Changes in redeemable common stock	—	—	(173,628)	—	—	(173,628)
Comprehensive income	—	—	—	57,787	1,301	59,088
Balance as of June 30, 2021	362,923,841	$3,629	$2,990,971	$(971,826)	$2,631	$2,025,405

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance as of January 1, 2020	311,207,725	$3,112	$2,606,925	$(816,181)	$(3,908)	$1,789,948
Cumulative effect of accounting changes	—	—	—	(2,002)	—	(2,002)
Issuance of common stock	2,223,298	22	19,209	—	—	19,231
Equity-based compensation	—	—	40	—	—	40
Distributions declared on common stock — $0.15 per common share	—	—	—	(48,332)	—	(48,332)
Redemptions of common stock	(2,256,037)	(22)	(19,492)	—	—	(19,514)
Changes in redeemable common stock	—	—	283	—	—	283
Comprehensive loss	—	—	—	(12,175)	(9,828)	(22,003)
Balance as of March 31, 2020	311,174,986	$3,112	$2,606,965	$(878,690)	$(13,736)	$1,717,651
Issuance of common stock	1,242,475	12	9,531	—	—	9,543
Equity-based compensation	—	—	40	—	—	40
Distributions declared on common stock — $0.04 per common share	—	—	—	(13,072)	—	(13,072)
Redemptions of common stock	(2,468,754)	(25)	(19,166)	—	—	(19,191)
Changes in redeemable common stock	—	—	9,643	—	—	9,643
Comprehensive (loss) income	—	—	—	(3,746)	2,558	(1,188)
Balance as of June 30, 2020	309,948,707	$3,099	$2,607,013	$(895,508)	$(11,178)	$1,703,426
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands) (Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$55,034	$(15,921)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization, net	49,184	39,886
Amortization of deferred financing costs	3,782	2,034
Amortization of fair value adjustment of mortgage notes payable assumed	(149)	(45)
Amortization and accretion on deferred loan fees	(817)	(1,425)
Amortization of premiums and discounts on credit investments	(3,767)	(194)
Capitalized interest income on real estate-related securities	(435)	(539)
Equity-based compensation	89	80
Straight-line rental income	(2,756)	(2,083)
Write-offs for uncollectible lease-related receivables	591	5,870
Gain on disposition of real estate assets and condominium developments, net	(46,469)	(16,901)
Gain on sale of credit investments, net	(813)	(223)
Amortization of fair value adjustment and gain on interest rate swaps	(2,757)	(10)
Impairment of real estate assets	4,377	15,507
Provision for credit losses	691	25,682
Write-off of deferred financing costs	45	544
Changes in assets and liabilities:
Rents and tenant receivables, net	15,315	(12,958)
Prepaid expenses and other assets	(6,083)	2,045
Accrued expenses and accounts payable	707	1,427
Deferred rental income and other liabilities	(1,656)	(4,885)
Due to affiliates	1,234	(662)
Net cash provided by operating activities	65,347	37,229
Cash flows from investing activities:
Investment in real estate-related securities	(28,509)	(16,450)
Investment in broadly syndicated loans	(142,324)	(404,896)
Investment in real estate assets and capital expenditures	(14,543)	(7,171)
Origination and acquisition of loans held-for-investment, net	(533,222)	(1,165)
Origination and exit fees received on loans held-for-investment	4,694	571
Principal payments received on loans held-for-investment	97,459	63,592
Principal payments received on real estate-related securities	20	355
Net proceeds from sale of real estate-related securities	27,624	—
Net proceeds from disposition of real estate assets and condominium developments	304,370	157,198
Net proceeds from sale of broadly syndicated loans	36,518	19,842
Payment of property escrow deposits	—	(250)
Refund of property escrow deposits	—	250
Proceeds from the settlement of insurance claims	58	—
Net cash used in investing activities	(247,855)	(188,124)
Cash flows from financing activities:
Redemptions of common stock	—	(38,705)
Distributions to stockholders	(59,166)	(44,150)
Proceeds from credit facilities and repurchase facilities	590,182	320,992
Repayments of credit facilities and notes payable	(298,021)	(218,814)
Payment of loan deposits	(650)	—
Refund of loan deposits	65	—
Deferred financing costs paid	(4,093)	(844)
Net cash provided by financing activities	228,317	18,479
Net increase (decrease) in cash and cash equivalents and restricted cash	45,809	(132,416)
Cash and cash equivalents and restricted cash, beginning of period	128,408	473,355
Cash and cash equivalents and restricted cash, end of period	$174,217	$340,939
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$141,299	$336,142
Restricted cash	32,918	4,797
Total cash and cash equivalents and restricted cash	$174,217	$340,939
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited)
NOTE 1 — ORGANIZATION AND BUSINESS
CIM Real Estate Finance Trust, Inc. (the “Company”) is a non-exchange traded real estate investment trust (“REIT”) formed as a Maryland corporation on July 27, 2010, that elected to be taxed, and currently qualifies, as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2012. The Company operates a diversified portfolio of core commercial real estate assets primarily consisting of net leased properties located throughout the United States. The Company continues to pursue a more diversified investment strategy across the capital structure by balancing the Company’s existing core of commercial real estate assets leased to creditworthy tenants under long-term net leases with a portfolio of commercial mortgage loans and other credit investments in which the Company’s sponsor and its affiliates have expertise. As of June 30, 2021, the Company owned 469 properties, comprising 18.6 million rentable square feet of commercial space located in 41 states. As of June 30, 2021, the rentable square feet at these properties was 93.1% leased, including month-to-month agreements, if any. As of June 30, 2021, the Company’s loan portfolio consisted of 247 loans with a net book value of $1.3 billion, and investments in three real estate-related securities with a net book value of $42.1 million. On January 7, 2021, the Company completed foreclosure proceedings to take control of the assets which previously secured its eight mezzanine loans, including 75 condominium units and 21 rental units across four buildings. As of June 30, 2021, the Company owned $197.1 million of condominium developments.
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
June 30, 2021 (Unaudited) – (Continued)

(“CCIT III”) and Cole Credit Property Trust V, Inc. (“CCPT V”) (the “Mergers”). On March 25, 2021, the Board reinstated the Secondary DRIP Offering, effective April 1, 2021.
The Board establishes an updated estimated per share net asset value (“NAV”) of the Company’s common stock on at least an annual basis for purposes of assisting broker-dealers that participated in the Offering in meeting their customer account reporting obligations under Financial Industry Regulatory Authority Rule 2231. Distributions are reinvested in shares of the Company’s common stock under the DRIP at the estimated per share NAV as determined by the Board. Additionally, the estimated per share NAV as determined by the Board serves as the per share NAV for purposes of the share redemption program. As of June 30, 2021, the estimated per share NAV of the Company’s common stock was $7.20, which was established by the Board on May 25, 2021 using a valuation date of March 31, 2021. Commencing on May 26, 2021, $7.20 served as the per share NAV under the DRIP. The Board previously established a per share NAV as of August 31, 2015, September 30, 2016, December 31, 2016, December 31, 2017, December 31, 2018, December 31, 2019, March 31, 2020 and June 30, 2020. The Company’s estimated per share NAVs are not audited or reviewed by its independent registered public accounting firm.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited) – (Continued)

Reclassifications
Certain amounts in the Company’s prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation. This reclassification had no effect on previously reported totals or subtotals. The reclassifications have been made to the condensed consolidated statements of operations for the three and six months ended June 30, 2020 as follows (in thousands):

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	As previously reported	Reclassification	As Revised	As previously reported	Reclassification	As Revised
Condensed Consolidated Statements of Operations
General and administrative	$4,235	$(1,215)	$3,020	$7,917	$(2,015)	$5,902
Management fees	$11,398	$(1,648)	$9,750	$22,488	$(2,888)	$19,600
Transaction-related	$330	$(205)	$125	$582	$(332)	$250
Expense reimbursements to related parties	$—	$3,057	$3,057	$—	$5,235	$5,235
Interest expense and other, net	$15,509	$11	$15,520	$31,276	$—	$31,276
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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, lease concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; and changes in anticipated holding periods. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. During the six months ended June 30, 2021, as part of the Company’s quarterly impairment review procedures, the Company recorded impairment charges of $4.4 million related to five properties, of which impairment at three properties was due to sales prices that were less than their respective carrying values and impairment at two properties was due to vacancy. The Company’s impairment assessment as of June 30, 2021 was based on the most current information available to the Company, including expected holding periods. If the Company’s expected holding periods for assets change, subsequent tests for impairment could result in additional impairment charges in the future. The Company cannot provide any assurance that additional material impairment charges with respect to the Company’s real estate assets will not occur during 2021 or in future periods. During the six months ended June 30, 2020, the Company recorded impairment charges of $15.5 million related to nine properties due to revised cash flow estimates as a result of market

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited) – (Continued)

conditions and one property due to a tenant bankruptcy. The assumptions and uncertainties utilized in the evaluation of the impairment of real estate assets are discussed in detail in Note 3 — Fair Value Measurements. See also Note 4 — Real Estate Assets for further discussion regarding real estate investment activity.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the assets related to the property and estimate its fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount is then recorded to reflect the estimated fair value of the property, net of selling costs. As of June 30, 2021, the Company identified two properties with a fair value of $6.1 million as held for sale, which were sold subsequent to June 30, 2021 at a gain of $779,000. As of December 31, 2020, the Company identified one property with a fair value of $3.5 million as held for sale, which was sold during the six months ended June 30, 2021. No gain or loss was recognized on this disposition.
Disposition of Real Estate Assets
Gains and losses from dispositions are recognized once the various criteria relating to the terms of sale and any subsequent involvement by the Company with the asset sold are met. A discontinued operation includes only the disposal of a component of an entity and represents a strategic shift that has (or will have) a major effect on an entity’s financial results. The Company’s dispositions during the six months ended June 30, 2021 and 2020 did not qualify for discontinued operations presentation and thus, the results of the properties and condominiums that were sold will remain in operating income, and any associated gains or losses from the disposition are included in gain on disposition of real estate and condominium developments, net. See Note 4 — Real Estate Assets for a discussion of the disposition of individual properties and condominiums during the six months ended June 30, 2021.
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
Certain acquisition-related expenses related to asset acquisitions are capitalized and allocated to tangible and intangible assets and liabilities, as described above. Acquisition-related manager expense reimbursements are expensed as incurred and are included in expense reimbursements to related parties in the accompanying condensed consolidated statements of operations. Other acquisition-related expenses continue to be expensed as incurred and are included in transaction-related expenses in the accompanying condensed consolidated statements of operations.
Restricted Cash
The Company had $32.9 million and $7.0 million in restricted cash as of June 30, 2021 and December 31, 2020, respectively. Included in restricted cash was $4.1 million and $3.6 million held by lenders in lockbox accounts, as of June 30, 2021 and December 31, 2020, respectively. As part of certain debt agreements, rents from certain encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess is disbursed to the Company. Also included in restricted cash was $28.8 million and $3.4 million of construction reserves, amounts held by lenders in escrow accounts for real estate taxes and other lender reserves for certain properties, in accordance with the associated lender’s loan agreement, as of June 30, 2021 and December 31, 2020, respectively.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited) – (Continued)

Real Estate-Related Securities
Real estate-related securities consists primarily of the Company’s investment in commercial mortgage-backed securities (“CMBS”). The Company determines the appropriate classification for real estate-related securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of June 30, 2021, the Company classified its investments as available-for-sale as the Company is not actively trading the securities; however, the Company may sell them prior to their maturity. These investments are carried at their estimated fair value with unrealized gains and losses reported in other comprehensive income (loss). During the six months ended June 30, 2021, the Company invested $28.5 million in CMBS. During the same period, the Company sold CMBS with a carrying value of $27.0 million resulting in net proceeds of $27.6 million and a gain of $648,000. As of June 30, 2021, the Company had investments in three CMBS with an estimated aggregate fair value of $42.1 million.
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
The amortized cost of real estate-related securities is adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method and is recorded in the accompanying condensed consolidated statements of operations in interest income. Upon the sale of a security, the realized net gain or loss is computed on the specific identification method.
Interest earned is either received in cash or capitalized to real estate-related securities in the Company’s condensed consolidated balance sheets. Interest is capitalized when certain conditions are met as specified in each security agreement. During the three and six months ended June 30, 2021, the Company capitalized $435,000 of interest income to real estate-related securities. No such amounts were capitalized during the three and six months ended June 30, 2020.
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
Interest earned is either received in cash or capitalized to loans held-for-investment and related receivables, net in the Company’s condensed consolidated balance sheets. Interest is capitalized when certain conditions are met as specified in each loan agreement. During the three and six months ended June 30, 2020, the Company recorded $7.2 million and $12.8 million, respectively, in interest income on its credit investments, $539,000 of which was capitalized during the six months ended June 30, 2020. No such amounts were capitalized during the three months ended June 30, 2020.
Accrual of interest income is suspended on nonaccrual loans. Loans that are past due 90 days or more as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual status. Interest collected is recognized on a cash basis by crediting income when received. Loans may be restored to accrual status when all principal and interest are current and full repayment of the remaining contractual principal and interest are reasonably assured. As of June 30, 2021, the Company did not have nonaccrual loans.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited) – (Continued)

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
June 30, 2021 (Unaudited) – (Continued)

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
The Company has an investment in a real estate property that is subject to a ground lease, for which a lease liability and right of use (“ROU”) asset of $2.4 million was recorded as of both June 30, 2021 and December 31, 2020. See Note 15 — Leases for a further discussion regarding this ground lease.
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
Development Activities
Project costs and expenses, including interest incurred, associated with the development, construction and lease-up of a real estate project are capitalized as construction in progress. During the six months ended June 30, 2021, the Company capitalized $1.8 million of interest expense associated with the development of condominiums acquired via foreclosure, which is included in condominium developments in the accompanying condensed consolidated balance sheets. There were no development projects during the six months ended June 30, 2020.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited) – (Continued)

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
During the six months ended June 30, 2021, the Company identified certain tenants where collection was no longer considered probable. For these tenants, the Company made the determination to record revenue on a cash basis and wrote off total outstanding receivables of $591,000 for the six months ended June 30, 2021, which included $525,000 of straight-line rental income. These write-offs reduced rental and other property income during the six months ended June 30, 2021.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited) – (Continued)

In April 2020, the FASB issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the current novel coronavirus (“COVID-19”) pandemic. Due to the business disruptions and challenges severely affecting the global economy caused by the COVID-19 pandemic, many lessors may be required to provide rent deferrals and other lease concessions to lessees. While the lease modification guidance in ASU No. 2016-02, Leases (Topic 842) (“ASC 842”) addresses routine changes to lease terms resulting from negotiations between the lessee and the lessor, this guidance did not contemplate concessions being so rapidly executed to address the sudden liquidity constraints of some lessees arising from COVID-19 related impacts. Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances.
The Company has elected to apply this guidance to avoid performing a lease by lease analysis for the lease concessions that (1) were granted as relief due to COVID-19 related impacts and (2) result in the cash flows remaining substantially the same or less than the original contract and will account for these lease concessions as if no changes were made to the leases. During the three and six months ended June 30, 2021, the majority of the lease concessions provided by the Company were in the form of rental abatements, to certain tenants in response to the impact of the COVID-19 pandemic on those tenants.
As of August 9, 2021, the Company has collected approximately 99% of rental payments billed to tenants during the three months ended June 30, 2021, and as of August 9, 2021, the Company collected $4.1 million of deferred rent, representing approximately 99% of amounts due through June 30, 2021.
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
June 30, 2021 (Unaudited) – (Continued)

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Real estate-related securities — The Company generally determines the fair value of its real estate-related securities by utilizing broker-dealer quotations, reported trades or valuation estimates from pricing models to determine the reported price. Pricing models for real estate-related securities are generally discounted cash flow models that usually consider the attributes applicable to a particular class of security (e.g., credit rating, seniority), current market data, and estimated cash flows for each class and incorporate deal collateral performance such as prepayment speeds and default rates, as available. Depending upon the significance of the fair value inputs used in determining these fair values, these securities are valued using either Level 2 or Level 3 inputs. As of June 30, 2021, the Company concluded that all of its real estate-related securities fell under Level 3.
Credit facilities and notes payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of June 30, 2021, the estimated fair value of the Company’s debt was $2.54 billion, which approximated its carrying value. The estimated fair value of the Company’s debt as of December 31, 2020 was $2.14 billion, compared to a carrying value of $2.15 billion.
Derivative instruments — The Company’s derivative instruments are comprised of interest rate swaps and interest rate caps. All derivative instruments are carried at fair value and are valued using Level 2 inputs. The fair value of these instruments is determined using interest rate market pricing models. In addition, credit valuation adjustments are incorporated into the fair values to account for the Company’s potential nonperformance risk and the performance risk of the respective counterparties.
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2021 and December 31, 2020, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Loans held-for-investment — The Company’s loans held-for-investment are recorded at cost upon origination and adjusted by net loan origination fees and discounts. The Company estimates the fair value of its loans held-for-investment by performing a present value analysis for the anticipated future cash flows using an appropriate market discount rate taking into consideration the credit risk. The Company has determined that its CRE loans held-for-investment are classified in Level 3 of the fair value hierarchy. The Company’s broadly syndicated loans are classified as Level 2 or Level 3 depending on the number of market quotations or indicative prices from pricing services that are available, and whether the depth of the market is sufficient to transact at those prices in amounts approximating the Company’s investment position at the measurement date. As of June 30, 2021, $407.6 million and $76.2 million of the Company’s broadly syndicated loans were classified in Level 2 and Level 3 of the fair value hierarchy, respectively. As of December 31, 2020, $359.6 million and $114.1 million of the Company’s broadly syndicated loans were classified in Level 2 and Level 3 of the fair value hierarchy, respectively. As of June 30, 2021, the estimated fair value of the Company’s loans held-for-investment and related receivables, net was $1.36 billion, compared to its carrying value of $1.34 billion. As of December 31, 2020, the estimated fair value of the Company’s loans held-for-investment was $907.8 million, compared to its carrying value of $892.3 million.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of June 30, 2021 and December 31, 2020, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited) – (Continued)

Items Measured at Fair Value on a Recurring Basis
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 (in thousands):

	Balance as of June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
CMBS	$42,071	$—	$—	$42,071
Interest rate caps	—	—	—	—
Total financial assets	$42,071	$—	$—	$42,071
Financial liabilities:
Interest rate swaps	$(6,289)	$—	$(6,289)	$—
Total financial liabilities	$(6,289)	$—	$(6,289)	$—

	Balance as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
CMBS	$38,194	$—	$27,461	$10,733
Total financial assets	$38,194	$—	$27,461	$10,733
Financial liabilities:
Interest rate swaps	$(12,308)	$—	$(12,308)	$—
Total financial liabilities	$(12,308)	$—	$(12,308)	$—
The following are reconciliations of the changes in financial assets with Level 3 inputs in the fair value hierarchy for the six months ended June 30, 2021 (in thousands):

CMBS
Beginning Balance, January 1, 2021	$10,733
Total gains and losses:
Unrealized loss included in other comprehensive income (loss), net	1,804
Purchases and payments received:
Purchases	34,491
Discounts, net	(5,372)
Capitalized interest income	435
Principal payments received	(20)
Ending Balance, June 30, 2021	$42,071
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited) – (Continued)

As discussed in Note 4 — Real Estate Assets, during the six months ended June 30, 2021, real estate assets related to five properties were deemed to be impaired and their carrying values were reduced to an estimated fair value of $31.2 million, resulting in impairment charges of $4.4 million. During the six months ended June 30, 2020, real estate assets related to 10 properties were deemed to be impaired and their carrying values were reduced to an estimated fair value of $70.2 million, resulting in impairment charges of $15.5 million. The Company estimates fair values using Level 3 inputs and a combined income and market approach, specifically using discounted cash flow analysis and recent comparable sales transactions. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgment and to make certain key assumptions, including, but not limited to, the following: (1) terminal capitalization rates; (2) discount rates; (3) the number of years the property will be held; (4) property operating expenses; and (5) re-leasing assumptions, including the number of months to re-lease, market rental income and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and the future performance and sustainability of the Company’s tenants. The Company determined that the selling prices used to determine the fair values were Level 2 inputs.
The following summarizes the ranges of discount rates and terminal capitalization rates used for the Company’s impairment test for the real estate assets during the six months ended June 30, 2021:

Six Months Ended June 30, 2021
Discount Rate	Terminal Capitalization Rate
7.9% - 9.7%	7.4% - 9.2%
The following table presents the impairment charges by asset class recorded during the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Asset class impaired:
Land	$781	$3,541
Buildings, fixtures and improvements	3,496	11,315
Intangible lease assets	230	696
Intangible lease liabilities	(130)	(45)
Total impairment loss	$4,377	$15,507
NOTE 4 — REAL ESTATE ASSETS
2021 Property Acquisitions
During the six months ended June 30, 2021, the Company did not acquire any properties.
Assets Acquired Via Foreclosure
On January 7, 2021, the Company completed foreclosure proceedings to take control of the assets which previously secured its eight mezzanine loans, including 75 condominium units and 21 rental units across four buildings. No land was acquired in connection with the foreclosure.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited) – (Continued)

The following table summarizes the purchase price allocation for the real estate acquired via foreclosure (in thousands):

As of June 30, 2021
Buildings, fixtures and improvements	192,182
Acquired in-place leases and other intangibles	134
Intangible lease liabilities	(326)
Total purchase price	$191,990
In connection with the foreclosure, the Company assumed $102.6 million of mortgage notes payable related to the assets, as further discussed in Note 9 — Credit Facilities, Notes Payable and Repurchase Facilities.
2021 Condominium Development Project
During the six months ended June 30, 2021, the Company capitalized $4.5 million of expenses as construction in progress associated with the development of condominiums acquired via foreclosure, which is included in condominium developments in the accompanying condensed consolidated balance sheets.
2021 Condominium Dispositions
During the six months ended June 30, 2021, the Company disposed of condominium units for an aggregate sales price of $8.8 million, resulting in proceeds of $8.5 million after closing costs and a gain of $1.5 million. The Company has no continuing involvement with these condominium units. The gain on sale of condominium units is included in gain on disposition of real estate and condominium developments, net in the condensed consolidated statements of operations.
2021 Property Dispositions and Real Estate Assets Held for Sale
During the six months ended June 30, 2021, the Company disposed of 47 retail properties for an aggregate gross sales price of $304.0 million, resulting in proceeds of $296.0 million after closing costs and a gain of $46.5 million. The Company has no continuing involvement with these properties. The gain on sale of real estate is included in gain on disposition of real estate and condominium developments, net in the condensed consolidated statements of operations.
As of June 30, 2021, there were two properties classified as held for sale with a carrying value of $6.1 million included in assets held for sale in the accompanying condensed consolidated balance sheets. Subsequent to June 30, 2021, the Company disposed of these properties, as further discussed in Note 17 — Subsequent Events.
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
During the six months ended June 30, 2021, five properties totaling approximately 165,000 square feet with a carrying value of $35.5 million were deemed to be impaired and their carrying values were reduced to an estimated fair value of $31.2 million, resulting in impairment charges of $4.4 million, which were recorded in the condensed consolidated statements of operations. See Note 3 — Fair Value Measurements for a further discussion regarding these impairment charges.
2020 Property Acquisition
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
June 30, 2021 (Unaudited) – (Continued)

The following table summarizes the purchase price allocation for the 2020 Property Acquisition (in thousands):

2020 Property Acquisition
Land	$1,417
Buildings, fixtures and improvements	2,800
Acquired in-place leases and other intangibles (1)	442
Total purchase price	$4,659
______________________
(1)    The amortization period for acquired in-place leases and other intangibles is 14.8 years.
2020 Property Dispositions
During the six months ended June 30, 2020, the Company disposed of 16 properties, consisting of 10 retail properties and six anchored shopping centers, for an aggregate gross sales price of $160.8 million, resulting in proceeds of $157.2 million after closing costs and disposition fees due to CMFT Management or its affiliates, and a gain of $16.9 million. The Company has no continuing involvement with these properties. The gain on sale of real estate is included in gain on disposition of real estate and condominium developments, net in the condensed consolidated statements of operations.
2020 Impairment
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
NOTE 5 — INTANGIBLE LEASE ASSETS AND LIABILITIES
Intangible lease assets and liabilities consisted of the following as of June 30, 2021 and December 31, 2020 (in thousands, except weighted average life remaining):

	June 30, 2021	December 31, 2020
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $141,487 and $132,967, respectively (with a weighted average life remaining of 9.2 years and 9.7 years, respectively)
	$187,922	$217,431
Acquired above-market leases, net of accumulated amortization of $22,746 and $22,054, respectively (with a weighted average life remaining of 7.5 years and 7.6 years, respectively)
	15,467	17,112
Total intangible lease assets, net	$203,389	$234,543
Intangible lease liabilities:
Acquired below-market leases, net of accumulated amortization of $34,297 and $31,933, respectively (with a weighted average life remaining of 7.4 years and 7.5 years, respectively)
	$27,917	$32,718
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
The following table summarizes the amortization related to the intangible lease assets and liabilities for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
In-place lease and other intangible amortization	$7,428	$5,615	$15,201	$11,555
Above-market lease amortization	$599	$729	$1,249	$1,637
Below-market lease amortization	$1,377	$1,267	$2,843	$2,666

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited) – (Continued)

As of June 30, 2021, the estimated amortization relating to the intangible lease assets and liabilities is as follows (in thousands):

	Amortization
	In-Place Leases and Other Intangibles	Above-Market Leases	Below-Market Leases
Remainder of 2021	$14,027	$1,188	$2,541
2022	26,209	2,281	4,496
2023	23,027	2,028	3,832
2024	19,849	1,533	2,872
2025	16,071	1,292	2,503
Thereafter	88,739	7,145	11,673
Total	$187,922	$15,467	$27,917
NOTE 6 — REAL ESTATE-RELATED SECURITIES
As of June 30, 2021, the Company had CMBS investment securities with an aggregate estimated fair value of $42.1 million. The CMBS mature on various dates from November 2033 through June 2058 and have interest rates ranging from 2.7% to 13.0%, with one CMBS earning a zero coupon rate. The following is a summary of the Company’s real estate-related securities as of June 30, 2021 (in thousands):

	Real Estate-Related Securities
	Amortized Cost Basis	Unrealized Gain	Fair Value
CMBS	$39,520	$2,551	$42,071
Total real estate-related securities	$39,520	$2,551	$42,071
The following table provides the activity for the real estate-related securities during the six months ended June 30, 2021 (in thousands):

	Amortized Cost Basis	Unrealized Gain	Fair Value
Real estate-related securities as of January 1, 2021	$37,047	$1,147	$38,194
Face value of real estate-related securities acquired	34,491	—	34,491
Premiums and discounts on purchase of real estate-related securities, net of acquisition costs	(5,982)	—	(5,982)
Amortization of discount on real estate-related securities	525	—	525
Sale of real estate-related securities	(26,976)	(648)	(27,624)
Capitalized interest income on real estate-related securities	435	—	435
Principal payments received on real estate-related securities	(20)	—	(20)
Unrealized gain on real estate-related securities	—	2,052	2,052
Real estate-related securities as of June 30, 2021	$39,520	$2,551	$42,071
During the six months ended June 30, 2021, the Company invested $28.5 million in CMBS. During the same period, the Company sold CMBS with a carrying value of $27.0 million resulting in net proceeds of $27.6 million and a gain of $648,000. Unrealized gains and losses on real estate-related securities are recorded in other comprehensive income (loss), with a portion of the amount subsequently reclassified into interest expense and other, net in the accompanying condensed consolidated statements of operations as securities are sold and gains and losses are recognized. During the three and six months ended June 30, 2021, the Company recorded $1.9 million and $2.1 million, respectively, of unrealized gains on its real estate-related securities included in other comprehensive income (loss) in the accompanying condensed consolidated statements of comprehensive income (loss).

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited) – (Continued)

The scheduled maturities of the Company’s real estate-related securities as of June 30, 2021 are as follows (in thousands):

	Available-for-sale securities
	Amortized Cost	Estimated Fair Value
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	39,520	42,071
Total	$39,520	$42,071
Actual maturities of real estate-related securities can differ from contractual maturities because borrowers on certain corporate credit securities may have the right to prepay their respective debt obligations at any time. In addition, factors such as prepayments and interest rates may affect the yields on such securities.
In estimating credit losses related to real estate-related securities, management considers a variety of factors, including (1) whether the Company has the intent to sell the impaired security before the recovery of its amortized cost basis, (2) whether the Company expects to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value, and (3) whether the Company expects to recover the entire amortized cost basis of the security. As of June 30, 2021, the Company had no credit losses related to real estate-related securities.
NOTE 7 — LOANS HELD-FOR-INVESTMENT
The Company’s loans held-for-investment consisted of the following as of June 30, 2021 and December 31, 2020 (dollar amounts in thousands):

	As of June 30,	As of December 31,
	2021	2020
Mezzanine loans	$—	$147,475
Senior loans	872,188	341,546
Total CRE loans held-for-investment and related receivables, net	872,188	489,021
Broadly syndicated loans	484,059	473,603
Loans held-for-investment and related receivables, net	$1,356,247	$962,624

Less: Allowance for credit losses	$(13,011)	$(70,358)
Total loans held-for-investment and related receivable, net	$1,343,236	$892,266
During the six months ended June 30, 2021, the Company invested $142.3 million in broadly syndicated loans. During the same period, the Company received $97.3 million of principal payments on broadly syndicated loans and sold $36.7 million of broadly syndicated loans, resulting in proceeds of $36.5 million after closing costs and a gain of $165,000. The gain was recorded as a decrease to interest expense and other, net in the condensed consolidated statements of operations. As of June 30, 2021, the Company had $43.2 million of unsettled broadly syndicated loan purchases included in cash and cash equivalents in the accompanying condensed consolidated balance sheet.
As of June 30, 2021, the Company had $108.3 million of unfunded commitments related to CRE loans held-for-investment, the funding of which is subject to the satisfaction of borrower milestones. These commitments are not reflected in the accompanying condensed consolidated balance sheet.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited) – (Continued)

The following table details overall statistics for the Company’s loans held-for-investment as of June 30, 2021 and December 31, 2020 (dollar amounts in thousands):

	CRE Loans (1) (2)		Broadly Syndicated Loans
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Number of loans	10	12	237	194
Principal balance	$882,505	$481,438	$487,121	$477,777
Net book value	$865,722	$428,393	$477,514	$463,873
Weighted-average interest rate	4.2%	7.5%	3.6%	3.8%
Weighted-average maximum years to maturity	2.6	2.2	5.0	4.9
____________________________________
(1)    As of June 30, 2021, 100% of the Company’s CRE loans by principal balance earned a floating rate of interest, primarily indexed to U.S. dollar LIBOR.
(2)    Maximum maturity date assumes all extension options are exercised by the borrower; however, the Company’s CRE loans may be repaid prior to such date.
Activity relating to the Company’s loans held-for-investment portfolio was as follows (dollar amounts in thousands):

	Principal Balance	Deferred Fees / Other Items (1)	Loan Fees Receivable	Net Book Value
Balance, December 31, 2020	$959,215	$(74,116)	$7,167	$892,266
Loan originations and acquisitions	681,580	—	—	681,580
Cure payments receivable (2)	—	(7,351)	—	(7,351)
Sale of loans	(36,664)	311	—	(36,353)
Principal repayments received	(97,716)	257	—	(97,459)
Capitalized interest (2)	(9,469)	—	—	(9,469)
Deferred fees and other items	—	(5,886)	—	(5,886)
Accretion and amortization of fees and other items	—	(783)	—	(783)
Foreclosure of assets (2)	(127,320)	3,831	(7,167)	(130,656)
Allowance for credit losses (3)	—	57,347	—	57,347
Balance, June 30, 2021	$1,369,626	$(26,390)	$—	$1,343,236
____________________________________
(1)    Other items primarily consist of allowance for credit losses (as discussed below), purchase discounts or premiums, accretion of exit fees and deferred origination expenses.
(2)    During the six months ended June 30, 2021, the Company completed foreclosure of the assets which previously secured its eight mezzanine loans.
(3)    Includes the reversal of the allowance for credit losses related to the mezzanine loans upon foreclosure of the assets which previously secured the loans, as further discussed below in “Allowance for Credit Losses,” partially offset by the increase in allowance for credit losses related to the Company’s loans held-for-investment during the six months ended June 30, 2021.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited) – (Continued)

The following table presents the activity in the Company’s allowance for credit losses by loan type for the six months ended June 30, 2021 (dollar amounts in thousands):

	Mezzanine Loans	Senior Loans	Broadly Syndicated Loans	Total
Allowance for credit losses as of December 31, 2020	$58,038	$2,590	$9,730	$70,358
Foreclosure of assets (1)	(58,038)	—	—	(58,038)
Provision for credit losses	—	1,295	(727)	568
Allowance for credit losses as of March 31, 2021	$—	$3,885	$9,003	$12,888
Provision for (reversal of) credit losses	—	2,581	(2,458)	123
Allowance for credit losses as of June 30, 2021	$—	$6,466	$6,545	$13,011
____________________________________
(1)    During the six months ended June 30, 2021, the Company completed foreclosure of the assets which previously secured its eight mezzanine loans.
Changes to the allowance for credit losses are recognized through net income (loss) on the Company’s condensed consolidated statements of operations.
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
The Company also classifies a financial instrument as a troubled debt restructuring when receivables from third parties, real estate, or other assets are transferred from the debtor to the creditor in order to fully or partially satisfy a debt, such as in the event of a foreclosure or repossession. During the year ended December 31, 2019, the borrower on the Company’s eight  mezzanine loans became delinquent on certain required reserve payments. Throughout 2020, the borrower remained delinquent on the required reserve payments and became delinquent on principal and interest. As a result, the Company classified the loans as a troubled debt restructuring and commenced foreclosure proceedings during the year ended December 31, 2020. Upon completing foreclosure in January 2021, the Company took control of the assets which previously secured the loans, including 75 condominium units and 21 rental units across four buildings. As a result of the foreclosure, the Company recorded a $58.0 million decrease to its provision for credit losses related to its mezzanine loans during the three months ended March 31, 2021. During the six months ended June 30, 2021, the Company recorded a $691,000 net increase to the provision for credit losses related to its senior loans and broadly syndicated loans to reflect the estimated fair value of such loans, bringing the total allowance for credit losses to $13.0 million as of June 30, 2021. The Company recorded a decrease in the provision for credit losses related to its broadly syndicated loans during the three months ended June 30, 2021 due to the ongoing market recovery from COVID-19 and the resulting improvement in the performance of the collateral assets underlying the portfolio.
Risk Ratings
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited) – (Continued)

The Company’s primary credit quality indicator is its risk ratings, which are further discussed above. The following table presents the net book value of the Company’s loans held-for-investment portfolio as of June 30, 2021 by year of origination, loan type, and risk rating (dollar amounts in thousands):

		Amortized Cost of Loans Held-For-Investment by Year of Origination (1)
		As of June 30, 2021
	Number of Loans	2021	2020	2019	Total
Senior loans by internal risk rating:
1	—	$—	$—	$—	$—
2	—	—	—	—	—
3	10	521,699	234,248	116,241	872,188
4	—	—	—	—	—
5	—	—	—	—	—
Total senior loans	10	521,699	234,248	116,241	872,188
Broadly syndicated loans by internal risk rating:
1	—	—	—	—	—
2	3	—	6,889	—	6,889
3	233	120,536	349,670	3,050	473,256
4	1	—	3,914	—	3,914
5	—	—	—	—	—
Total broadly syndicated loans	237	120,536	360,473	3,050	484,059
Less: Allowance for credit losses					(13,011)
Total loans held-for-investment and related receivables, net	247				$1,343,236
Weighted Average Risk Rating (2)					3.0
____________________________________
(1)    Date loan was originated or acquired by the Company. Origination dates are subsequently updated to reflect material loan modifications.
(2)    Weighted average risk rating calculated based on carrying value at period end.
NOTE 8 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. During the six months ended June 30, 2021, two of the Company’s interest rate swap agreements matured. Additionally, the Company entered into four interest rate cap agreements during the six months ended June 30, 2021. As of June 30, 2021, the Company had three interest rate swap agreements designated as hedging instruments and four non-designated interest rate cap agreements.
The following table summarizes the terms of the Company’s interest rate swap agreements and interest rate cap agreements as of June 30, 2021 and December 31, 2020 (dollar amounts in thousands):

		Outstanding Notional					Fair Value of Assets (Liabilities) as of
	Balance Sheet	Amount as of	Interest		Effective	Maturity	June 30,	December 31,
	Location	June 30, 2021	Rates		Dates	Dates	2021	2020
Interest Rate Caps	Prepaid expenses and other assets	$102,553	5.45%	(1)	5/7/2021	5/9/2022	$—	$—
Interest Rate Swaps	Deferred rental income, derivative liabilities and other liabilities	$241,500	2.55% to 4.50%	(2)	6/29/2016 to 4/25/2019	7/1/2021 to 3/27/2023	$(6,289)	$(12,308)
____________________________________
(1)The interest rate consists of the underlying index capped to a fixed rate as of June 30, 2021.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited) – (Continued)

(2)The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of June 30, 2021.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the derivative instruments is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company has interest rate caps that are used to manage exposure to interest rate movements, but do not meet the requirements to be designated as hedging instruments. The change in fair value of the derivative instruments that are not designated as hedges is recorded directly to earnings in interest expense and other, net on the accompanying condensed consolidated statements of operations. The Company has interest rate swaps that are designated as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the derivative instruments that are designated as hedges is recorded in other comprehensive income (loss), with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the three and six months ended June 30, 2021, the amount of losses reclassified from other comprehensive income (loss) as an increase to interest expense was $71,000 and $3.2 million, respectively. For the three and six months ended June 30, 2020, the amount of losses reclassified from other comprehensive income (loss) as an increase to interest expense was $3.3 million and $4.3 million, respectively. The total unrealized gain on interest rate swaps was $80,000 as of June 30, 2021, and the total unrealized loss on interest rate swaps was $3.2 million as of December 31, 2020, which are included in accumulated other comprehensive (loss) income in the accompanying condensed consolidated statement of stockholders’ equity. During the next 12 months, the Company estimates that $59,000 will be reclassified from other comprehensive income (loss) as an increase to interest expense. The Company includes cash flows from interest rate swap agreements in net cash flows provided by operating activities on its condensed consolidated statements of cash flows, as the Company’s accounting policy is to present cash flows from hedging instruments in the same category in its condensed consolidated statements of cash flows as the category for cash flows from the hedged items.
The Company has agreements with each of its derivative counterparties that contain provisions whereby if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value, inclusive of interest payments and accrued interest, of $6.3 million as of June 30, 2021. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of June 30, 2021.
NOTE 9 — CREDIT FACILITIES, NOTES PAYABLE AND REPURCHASE FACILITIES
As of June 30, 2021, the Company had $2.5 billion of debt outstanding, including net deferred financing costs, with a weighted average years to maturity of 1.6 years and a weighted average interest rate of 2.8%. The weighted average years to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited) – (Continued)

The following table summarizes the debt balances as of June 30, 2021 and December 31, 2020, and the debt activity for the six months ended June 30, 2021 (in thousands):

		During the Six Months Ended June 30, 2021
	Balance as of December 31, 2020	Debt Issuances & Assumptions (1)	Repayments & Modifications (2)	Accretion and (Amortization)	Balance as of June 30, 2021
Notes payable – fixed rate debt	$578,096	$—	$(54,534)	$—	$523,562
Notes payable – variable rate debt	—	102,553	(8,351)	—	94,202
Credit facilities	1,336,500	320,000	(235,000)	—	1,421,500
Repurchase facilities	235,380	270,182	(136)	—	505,426
Total debt	2,149,976	692,735	(298,021)	—	2,544,690
Net premiums (3)	149	—	—	(149)	—
Deferred costs – credit facility (4)	(3,543)	—	—	1,466	(2,077)
Deferred costs – fixed rate debt	(1,589)	—	45	374	(1,170)
Deferred costs – variable rate debt	—	(1,346)	—	712	(634)
Total debt, net	$2,144,993	$691,389	$(297,976)	$2,403	$2,540,809
____________________________________
(1)Includes deferred financing costs incurred during the period.
(2)In connection with the repayment of certain mortgage notes, the Company recognized a loss on extinguishment of debt of $1.5 million during the six months ended June 30, 2021.
(3)Net premiums on mortgage notes payable were recorded upon the assumption of the respective debt instruments. Amortization of these net premiums is recorded as a reduction to interest expense over the remaining term of the respective debt instruments using the effective-interest method.
(4)Deferred costs related to the term portion of the CMFT Credit Facility (as defined below).
Notes Payable
As of June 30, 2021, the fixed rate debt outstanding of $523.6 million included $21.5 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rates per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 2.6% to 4.6% per annum. The fixed rate debt outstanding matures on various dates from July 2021 to December 2024. Should a loan not be repaid by its scheduled repayment date, the applicable interest rate may increase as specified in the respective loan agreement. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $904.5 million as of June 30, 2021. Each of the mortgage notes payable comprising the fixed rate debt is secured by the respective properties on which the debt was placed.
Upon completing foreclosure to take control of the assets which previously secured the Company’s mezzanine loans in January 2021, the Company assumed $102.6 million in variable rate debt related to the underlying properties. As of June 30, 2021, the variable rate debt outstanding of $94.2 million had a weighted average interest rate of 5.5%.The variable rate debt outstanding matures on May 9, 2022.
Credit Facilities
The Company has a second amended and restated unsecured credit agreement (the “CMFT Second Amended and Restated Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent (“JPMorgan Chase”), and the other lenders party thereto that provides for borrowings of up to $1.24 billion as of June 30, 2021, which includes an $885.0 million unsecured term loan (the “CMFT Term Loan”) and up to $350.0 million in unsecured revolving loans (the “CMFT Revolving Loans” and, collectively with the CMFT Term Loan, the “CMFT Credit Facility”). The CMFT Credit Facility matures on March 15, 2022.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited) – (Continued)

On December 21, 2020, as a result of CCPT V’s merger with the Company, a subsidiary of the Company assumed CCPT V’s obligations pursuant to the credit agreement by and among Cole Operating Partnership V, LP, the operating partnership of CCPT V (“CCPT V OP”), JPMorgan Chase, as administrative agent, and the lender parties thereto (the “CCPT V Credit Agreement”), including as guarantor under a guaranty provided by CCPT V, and as modified by a modification agreement dated as of May 31, 2018 and subsequently modified following the consummation of CCPT V’s merger with the Company by a second modification agreement on December 21, 2020. The CCPT V Credit Agreement allows for borrowings of up to $350.0 million (the “CCPT V Credit Facility”). The CCPT V Credit Facility includes $220.0 million in term loans outstanding (the “CCPT V Term Loans”) and up to $130.0 million in revolving loans (the “CCPT V Revolving Loans,” and, collectively with the CMFT Revolving Loans, the “Revolving Loans”). The CCPT V Credit Facility matures on March 15, 2022.
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
As of June 30, 2021, there were no amounts outstanding under the Revolving Loans. As of June 30, 2021, the CMFT Term Loan and CCPT V Term Loans (collectively the “Term Loans”) outstanding totaled $1.11 billion, $220.0 million of which is subject to interest rate swap agreements (the “Swapped Term Loans”). The interest rate swap agreements had the effect of fixing the Eurodollar Rate per annum of the Swapped Term Loans at an all-in rate of 4.2%. As of June 30, 2021, the Company had $1.11 billion outstanding under the CMFT Credit Facility and CCPT V Credit Facility (collectively the “Credit Facilities”) at a weighted average interest rate of 2.5% and $480.0 million in unused capacity, subject to borrowing availability. The Company had available borrowings of $12.2 million as of June 30, 2021.
The CMFT Second Amended and Restated Credit Agreement and the CCPT V Credit Agreement (collectively, the “Credit Agreements”) contain provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the CMFT Second Amended and Restated Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to the sum of $1.75 billion under the CMFT Second Amended and Restated Credit Agreement, and a leverage ratio less than or equal to 60%. The CCPT V Credit Agreement requires a minimum consolidated net worth not less than $225.0 million plus 75% of the equity issued and a net leverage ratio less than or equal to 60%. Each of the Credit Agreements require a fixed charge coverage ratio greater than 1.50, an unsecured debt to unencumbered asset value ratio equal to or less than 60%, an unsecured debt service coverage ratio greater than 1.75, a secured debt ratio equal to or less than 40% and the amount of secured debt that is recourse debt at no greater than 15% of total asset value. The Company believes it was in compliance with the financial covenants under the CMFT Second Amended and Restated Credit Agreement and the CCPT V Credit Agreement, as well as the financial covenants under the Company’s various fixed and variable rate debt agreements, as of June 30, 2021.
On December 31, 2019 (the “Closing Date”), CMFT Corporate Credit Securities, LLC, an indirect wholly-owned, bankruptcy-remote subsidiary of the Company, entered into a revolving credit and security agreement (the “Credit and Security Agreement”) with the lenders from time to time parties thereto, Citibank, N.A. (“Citibank”), as administrative agent, CMFT Securities Investments, LLC, a wholly-owned subsidiary of the Company (“CMFT Securities”), as equityholder and as collateral manager, Citibank (acting through its Agency & Trust division), as both a collateral agent and as a collateral custodian, and Virtus Group, LP, as collateral administrator. The Credit and Security Agreement provides for borrowings in an aggregate principal amount up to $500.0 million (the “Credit Securities Revolver”), which may be increased from time to time pursuant to the Credit and Security Agreement. As of June 30, 2021, the amounts borrowed and outstanding under the Credit Securities Revolver totaled $316.5 million at a weighted average interest rate of 1.8%. Subsequent to June 30, 2021, the Company received borrowings in an aggregate principal amount of $50.0 million under the Credit and Security Agreement, as discussed in Note 17 — Subsequent Events.
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
June 30, 2021 (Unaudited) – (Continued)

substantially all of the assets held by CMFT Corporate Credit Securities, LLC, which shall primarily consist of broadly-syndicated senior secured loans subject to certain eligibility criteria under the Credit and Security Agreement.
Repurchase Facilities
On June 4, 2020, CMFT RE Lending RF Sub CB, LLC, an indirect wholly-owned subsidiary of the Company, entered into a Master Repurchase Agreement with Citibank (the “Citibank Repurchase Agreement”), which provides up to $300.0 million of financing primarily through Citibank’s purchase of the Company’s CRE mortgage loans and future funding advances (the “Citibank Repurchase Facility”). On September 21, 2020, CMFT RE Lending RF Sub BB, LLC, an indirect wholly-owned subsidiary of the Company, entered into a second Master Repurchase Agreement with Barclays Bank PLC (“Barclays”) (the “Barclays Repurchase Agreement”), which provides up to $500.0 million of financing primarily through Barclays’ purchase of the Company’s CRE mortgage loans and future funding advances (the “Barclays Repurchase Facility”). Additionally, on May 20, 2021, CMFT RE Lending RF Sub WF, LLC, an indirect wholly-owned subsidiary of the Company, entered into a third Master Repurchase Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) (the “Wells Fargo Repurchase Agreement”), which provides up to $250.0 million of financing primarily through Wells Fargo’s purchase of the Company’s CRE mortgage notes and future funding advances (the “Wells Fargo Repurchase Facility,” and, collectively with the Citibank Repurchase Facility and Barclays Repurchase Facility, the “Repurchase Facilities”).
The Citibank Repurchase Agreement, the Barclays Repurchase Agreement, and the Wells Fargo Repurchase Agreement (collectively, the “Repurchase Agreements”) provide for simultaneous agreements by Citibank, Barclays and Wells Fargo to re-sell such purchased CRE mortgage loans back to CMFT RE Lending RF Sub CB, LLC, CMFT RE Lending RF Sub BB, LLC and CMFT RE Lending RF Sub WF, LLC (collectively, the “CMFT Lending Subs”) at a certain future date or upon demand. Advances under the Repurchase Agreements accrue interest at per annum rates based on the one-month LIBOR, plus a spread ranging from 2.10% to 4.60% to be determined on a case-by-case basis between Citibank, Barclays or Wells Fargo and the CMFT Lending Subs. The Repurchase Facilities mature on various dates between June 2023 and May 2024, with two one-year extension options, subject to certain conditions set forth in the Repurchase Agreements. Subsequent to June 30, 2021, the Company amended the Barclays Repurchase Agreement to extend the maturity date to September 21, 2024, as further discussed in Note 17 — Subsequent Events.
In connection with the Repurchase Agreements, the Company (as the guarantor) entered into guaranties with Citibank, Barclays and Wells Fargo (the “Guaranties”), under which the Company agreed to guarantee up to 25% of the CMFT Lending Subs’ obligations under the Repurchase Agreements. As of June 30, 2021, the Company had nine senior loans with an aggregate carrying value of $727.4 million financed with $505.4 million under the Repurchase Facilities, $250.0 million of which was financed under the Barclays Repurchase Facility at a weighted average interest rate of 2.5%, $188.0 million of which was financed under the Citibank Repurchase Facility at a weighted average interest rate of 2.2%, and $67.4 million of which was financed under the Wells Fargo Repurchase Facility at a weighted average interest rate of 1.8%.
The Repurchase Agreements and the Guaranties contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. In addition, the Guaranties contain financial covenants that require the Company to maintain: (i) minimum liquidity of not less than the lower of (a) $50.0 million and (b) the greater of (A) $10.0 million and (B) 5% of the Company’s recourse indebtedness, as defined in the Guaranties; (ii) minimum consolidated net worth greater than or equal to $1.0 billion plus (a) 75% of the equity issued by the Company following the respective closing dates of the Repurchase Agreements (the “Repurchase Closing Dates”) minus (b) the aggregate amount of any redemptions or similar transaction by the Company from the Repurchase Closing Dates; (iii) maximum leverage ratio of total indebtedness to total equity less than or equal to 80%; and (iv) minimum interest coverage ratio of EBITDA (as defined in the Guaranties) to interest expense equal to or greater than 1.40. The Company believes it was in compliance with the financial covenants under the Repurchase Agreements as of June 30, 2021.
Maturities
Liquidity and Financial Condition — As of June 30, 2021, the Company had $1.3 billion of debt maturing within the next 12 months following the date these financial statements are issued. Subsequent to June 30, 2021, the Company repaid $104.1 million of fixed rate debt, including $21.5 million of variable rate debt fixed through interest rate swap agreements, and paid down the $1.11 billion outstanding under the Credit Facilities, as further discussed in Note 17 — Subsequent Events. With respect to the remaining $99.3 million maturing within the next 12 months, the Company expects to enter into new financing arrangements or refinance existing arrangements to meet its obligations as they become due, which management believes is probable based on the current loan-to-value ratios, the occupancy of the Company’s properties and assessment of the current lending environment. The Company believes cash on hand, proceeds from real estate asset dispositions, net cash provided by

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited) – (Continued)

operations, borrowings available under the credit facilities or the entry into new financing arrangements will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued.
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt subsequent to June 30, 2021 (in thousands):

Principal Repayments
Remainder of 2021	$105,171
2022	1,207,098
2023	757,442
2024	474,979
2025	—
Thereafter	—
Total	$2,544,690
NOTE 10 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the six months ended June 30, 2021 and 2020 are as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$10,997	$4,990
Accrued capital expenditures	$4,104	$139
Accrued deferred financing costs	$32	$—
Real estate acquired via foreclosure	$191,990	$—
Foreclosure of assets securing the mezzanine loans	$(79,968)	$—
Mortgage notes payable assumed in connection with foreclosure of assets securing the mezzanine loans	$102,553	$—
Change in interest income capitalized to loans held-for-investment	$(9,469)	$539
Common stock issued through distribution reinvestment plan	$6,660	$28,774
Change in fair value of derivative instruments	$6,031	$(7,280)
Change in fair value of real estate-related securities	$1,404	$—
Supplemental Cash Flow Disclosures:
Interest paid	$34,183	$30,686
Cash paid for taxes	$1,412	$466
NOTE 11 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation and claims. The Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or of which the Company’s properties are the subject.
Unfunded Commitments
As of June 30, 2021, the Company had $108.3 million of unfunded commitments related to its existing CRE loans held-for-investment. These commitments are not reflected in the accompanying condensed consolidated balance sheet.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited) – (Continued)

Unsettled Broadly Syndicated Loans
As of June 30, 2021, the Company had $43.2 million of unsettled broadly syndicated loan acquisitions, $35.1 million of which settled subsequent to June 30, 2021. Additionally, the Company had $10.4 million of unsettled broadly syndicated loan sales, $6.6 million of which settled subsequent to June 30, 2021. Unsettled acquisitions are included in cash and cash equivalents in the accompanying condensed consolidated balance sheet.
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
Incentive compensation
CMFT Management is entitled to receive incentive compensation, payable with respect to each quarter, which is generally equal to the excess of (a) the product of (i) 20% and (ii) the excess of (A) Core Earnings (as defined in the Management Agreement) of the Company for the previous 12-month period, over (B) the product of (1) the Company’s Consolidated Equity (as defined in the Management Agreement) in the previous 12-month period, and (2) 7% per annum, over (b) the sum of any incentive compensation paid to CMFT Management with respect to the first three calendar quarters of such previous 12-month

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited) – (Continued)

period (or such lesser number of completed calendar quarters preceding the applicable period, if applicable). During the three and six months ended June 30, 2021 and 2020, no incentive compensation fees were incurred.
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
Expense reimbursements to related parties
The Company reimburses CMFT Management or its affiliates for certain expenses CMFT Management or its affiliates paid or incurred in connection with the services provided to the Company. The Company will reimburse CMFT Management or its affiliates for salaries and benefits paid to personnel who provide services to the Company including the Company’s executive officers and any portfolio management, acquisitions or investment professionals.
Disposition fees
Pursuant to the Prior Advisory Agreement, through August 20, 2019, if CMFT Management or its affiliates provided a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more properties (or the Company’s entire portfolio), the Company paid CMFT Management or its affiliates a disposition fee in an amount equal to up to one-half of the real estate or brokerage commission paid by the Company to third parties on the sale of such property, not to exceed 1.0% of the contract price of the property sold; provided, however, in no event would the total disposition fees paid to CMFT Management, its affiliates and unaffiliated third parties exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. For the Company’s properties under contract to be sold or specifically identified in a broker agreement as being marketed for sale as of August 20, 2019, CMFT Management was entitled to receive a disposition fee in accordance with the terms of the Prior Advisory Agreement.
The Company recorded fees and expense reimbursements as shown in the table below for services provided by CMFT Management or its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Management fees	$11,755	$9,750	$23,332	$19,600
Disposition fees	$—	$—	$—	$341
Expense reimbursements to related parties	$3,210	$3,057	$5,871	$5,235
Of the amounts shown above, $16.0 million and $13.8 million had been incurred, but not yet paid, for services provided by CMFT Management or its affiliates in connection with management and operating activities during the six months ended June 30, 2021 and 2020, respectively, and such amounts were recorded as liabilities of the Company as of such dates.
Due to Affiliates
As of June 30, 2021 and December 31, 2020, $16.0 million and $14.7 million, respectively, had been incurred primarily for management fees and operating expenses by CMFT Management or its affiliates, but had not yet been reimbursed by the Company. These amounts were included in due to affiliates in the condensed consolidated balance sheets for such periods.
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
June 30, 2021 (Unaudited) – (Continued)

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
NOTE 14 — STOCKHOLDERS’ EQUITY
Equity-Based Compensation
On August 10, 2018, the Board approved the adoption of the Company’s 2018 Equity Incentive Plan (the “Plan”), under which 400,000 of the Company’s shares of common stock were reserved for issuance and awards of approximately 341,000 shares of common stock are available for future grant at June 30, 2021. Under the Plan, the Board or a committee designated by the Board has the authority to grant restricted stock awards or deferred stock awards to non-employee directors of the Company, which will further align such directors’ interests with the interests of the Company’s stockholders. The Board or a committee designated by the Board also has the authority to determine the terms of any award granted pursuant to the Plan, including vesting schedules, restrictions and acceleration of any restrictions. The Plan may be amended or terminated by the Board at any time. The Plan expires on August 9, 2028.
As of June 30, 2021, the Company has granted awards of approximately 58,700 restricted shares to the independent members of the Board under the Plan. As of June 30, 2021, 32,500 of the restricted shares had vested based on one year of continuous service. The remaining 26,200 restricted shares issued had not vested or been forfeited as of June 30, 2021. The fair value of the Company’s share awards is determined using the Company’s per share NAV on the date of grant. Compensation expense related to the restricted shares is recognized over the vesting period. The Company recorded compensation expense of $49,000 and $89,000 for the three and six months ended June 30, 2021, respectively, and $40,000 and $80,000 for the three and six months ended June 30, 2020, respectively, related to the restricted shares, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. As of June 30, 2021, there was $57,000 of total unrecognized compensation expense related to these restricted shares, which will be recognized ratably over the applicable remaining period of service.
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
As of June 30, 2021, the Company’s leases had a weighted-average remaining term of 8.3 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited) – (Continued)

As of June 30, 2021, the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, was as follows (in thousands):

Future Minimum Rental Income
Remainder of 2021	$118,547
2022	234,443
2023	218,823
2024	200,270
2025	181,734
Thereafter	1,125,513
Total	$2,079,330
A certain amount of the Company’s rental and other property income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the three and six months ended June 30, 2021 and 2020, the amount of the contingent rent earned by the Company was not significant.
Rental and other property income during the three and six months ended June 30, 2021 and 2020 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Fixed rental and other property income (1)	$64,060	$51,423	$130,601	$108,096
Variable rental and other property income (2)	11,242	8,680	21,631	20,443
Total rental and other property income	$75,302	$60,103	$152,232	$128,539
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
The Company has one property subject to a non-cancelable operating ground lease with a remaining term of 12.2 years, with a lease liability (in deferred rental income, derivative liabilities and other liabilities) and a related ROU asset (in prepaid expenses and other assets) of $2.4 million in the condensed consolidated balance sheets. The lease liability and ROU asset were initially measured at the present value of the future minimum lease payments using a discount rate of 4.3%. This reflects the Company’s incremental borrowing rate, which was calculated based on the interest rate the Company would incur to borrow on a fully collateralized basis over a term similar to the lease.
The Company recognized $63,000 and $125,000 of ground lease expense during the three and six months ended June 30, 2021, respectively, of which $61,000 and $121,000 was paid in cash during the period it was recognized. As of June 30, 2021, the Company’s scheduled future minimum rental payments related to its operating ground lease is approximately $125,000 for the remainder of 2021, $250,000 annually for 2022 through 2026, and $1.7 million thereafter through the maturity date of the lease in August 2033.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited) – (Continued)

The following tables present segment reporting for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Real Estate	Credit	Corporate/Other (1)	Company Total
Three Months Ended June 30, 2021
Rental and other property income	$75,203	$—	$99	$75,302
Interest income	—	16,460	—	16,460
Total revenues	75,203	16,460	99	91,762

General and administrative	55	331	3,219	3,605
Property operating	7,613	—	3,743	11,356
Real estate tax	7,196	—	510	7,706
Expense reimbursements to related parties	—	—	3,210	3,210
Management fees	8,533	3,222	—	11,755
Transaction-related	27	—	—	27
Depreciation and amortization	24,647	—	—	24,647
Real estate impairment	77	—	—	77
Provision for credit losses	—	123	—	123
Total operating expenses	48,148	3,676	10,682	62,506
Gain on disposition of real estate and condominium developments, net	44,976	—	1,493	46,469
Operating income (loss)	72,031	12,784	(9,090)	75,725
Other expense:
Interest expense and other, net	(3,713)	(3,341)	(9,406)	(16,460)
Loss on extinguishment of debt	(1,372)	—	(106)	(1,478)
Segment net income (loss)	$66,946	$9,443	$(18,602)	$57,787

Total assets as of June 30, 2021	$3,089,744	$1,479,061	$280,357	$4,849,162
__________________________________
(1)Includes condominium and rental units acquired via foreclosure during the six months ended June 30, 2021. During the year ended December 31, 2019, the borrower on the Company’s eight mezzanine loans became delinquent on certain required reserve payments. Throughout 2020, the borrower remained delinquent on the required reserve payments and became delinquent on principal and interest. As a result, the Company classified the loans as a troubled debt restructuring and commenced foreclosure proceedings. Upon completing foreclosure in January 2021, the Company took control of the assets which previously secured its mezzanine loans.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited) – (Continued)

	Real Estate	Credit	Corporate/Other (1)	Company Total
Six Months Ended June 30, 2021
Rental and other property income	$151,998	$—	$234	$152,232
Interest income	—	28,413	—	28,413
Total revenues	151,998	28,413	234	180,645

General and administrative	119	713	7,201	8,033
Property operating	14,742	—	6,733	21,475
Real estate tax	15,065	—	4,860	19,925
Expense reimbursements to related parties	—	—	5,871	5,871
Management fees	17,864	5,468	—	23,332
Transaction-related	31	—	—	31
Depreciation and amortization	50,385	—	—	50,385
Real estate impairment	4,377	—	—	4,377
Provision for credit losses	—	691	—	691
Total operating expenses	102,583	6,872	24,665	134,120
Gain on disposition of real estate and condominium developments, net	44,976	—	1,493	46,469
Operating income (loss)	94,391	21,541	(22,938)	92,994
Other expense:
Interest expense and other, net	(7,829)	(6,888)	(21,765)	(36,482)
Loss on extinguishment of debt	(1,372)	—	(106)	(1,478)
Segment net income (loss)	$85,190	$14,653	$(44,809)	$55,034

Total assets as of June 30, 2021	$3,089,744	$1,479,061	$280,357	$4,849,162
__________________________________
(1)Includes condominium and rental units acquired via foreclosure during the six months ended June 30, 2021. During the year ended December 31, 2019, the borrower on the Company’s eight mezzanine loans became delinquent on certain required reserve payments. Throughout 2020, the borrower remained delinquent on the required reserve payments and became delinquent on principal and interest. As a result, the Company classified the loans as a troubled debt restructuring and commenced foreclosure proceedings. Upon completing foreclosure in January 2021, The Company took control of the assets which previously secured its mezzanine loans.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited) – (Continued)

	Real Estate	Credit	Corporate/Other	Company Total
Three Months Ended June 30, 2020
Rental and other property income	$60,103	$—	$—	$60,103
Interest income	—	7,193	—	7,193
Total revenues	60,103	7,193	—	67,296

General and administrative	55	512	2,453	3,020
Property operating	4,811	—	—	4,811
Real estate tax	6,748	—	—	6,748
Expense reimbursements to related parties	—	—	3,057	3,057
Management fees	8,042	1,708	—	9,750
Transaction-related	120	5	—	125
Depreciation and amortization	19,696	—	—	19,696
Real estate impairment	3,831	—	—	3,831
Provision for credit losses	—	7,905	—	7,905
Total operating expenses	43,303	10,130	5,510	58,943
Gain on disposition of real estate, net	3,791	—	—	3,791
Merger-related expenses, net	—	—	—	—
Merger termination fee income	—	—	—	—
Operating income (loss)	20,591	(2,937)	(5,510)	12,144
Other expense:
Interest expense and other, net	(5,560)	(762)	(9,198)	(15,520)
Loss on extinguishment of debt	(12)	—	(358)	(370)
Segment net income (loss)	$15,019	$(3,699)	$(15,066)	$(3,746)

Total assets as of June 30, 2020	$2,712,707	$708,084	$243,544	$3,664,335

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited) – (Continued)

	Real Estate	Credit	Corporate/Other	Company Total
Six Months Ended June 30, 2020
Rental and other property income	$128,539	$—	$—	$128,539
Interest income	—	12,764	—	12,764
Total revenues	128,539	12,764	—	141,303

General and administrative	117	524	5,261	5,902
Property operating	11,676	—	—	11,676
Real estate tax	13,726	—	—	13,726
Expense reimbursements to related parties	—	—	5,235	5,235
Management fees	17,523	2,077	—	19,600
Transaction-related	245	5	—	250
Depreciation and amortization	40,519	—	—	40,519
Real estate impairment	15,507	—	—	15,507
Provision for credit losses	—	25,682	—	25,682
Total operating expenses	99,313	28,288	10,496	138,097
Gain on disposition of real estate, net	16,901	—	—	16,901
Operating income (loss)	46,127	(15,524)	(10,496)	20,107
Other expense:
Interest expense and other, net	(11,895)	(562)	(18,819)	(31,276)
Loss on extinguishment of debt	(4,394)	—	(358)	(4,752)
Segment net income (loss)	$29,838	$(16,086)	$(29,673)	$(15,921)

Total assets as of June 30, 2020	$2,712,707	$708,084	$243,544	$3,664,335
NOTE 17 — SUBSEQUENT EVENTS
The following events occurred subsequent to June 30, 2021:
Redemptions of Shares of Common Stock
Subsequent to June 30, 2021, the Company redeemed approximately 1.7 million shares for $12.0 million (at a redemption price of $7.20 per share). The remaining redemption requests relating to approximately 31.1 million shares went unfulfilled.
Property Dispositions
Subsequent to June 30, 2021, the Company disposed of 61 properties for an aggregate gross sales price of $118.8 million, resulting in net proceeds of $115.5 million after closing costs and a net gain of approximately $27.0 million. The Company has no continuing involvement with these properties.
Broadly Syndicated Loans
Subsequent to June 30, 2021, the Company settled $62.3 million of broadly syndicated loan transactions, $28.5 million of which were traded as of June 30, 2021.
CRE Loans
Subsequent to June 30, 2021, the Company received a principal repayment of $99.6 million in connection with the partial release and modification of one CRE senior loan financed under the Barclays Repurchase Facility. The Company used the proceeds to repay amounts on the Barclays Repurchase Facility, as discussed below under Repurchase Facilities.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited) – (Continued)

Derivative Instruments and Notes Payable
Subsequent to June 30, 2021, one of the Company’s interest rate swap agreements matured and the Company repaid in full $21.5 million of the underlying mortgage notes payable. Additionally, in connection with the origination of the Mortgage Loan (as defined below), the Company terminated two interest rate swap agreements and paid down the $220.0 million outstanding balance under the CCPT V Credit Facility.
Credit and Security Agreement
Subsequent to June 30, 2021, the Company received borrowings in an aggregate principal amount of $50.0 million under the Credit and Security Agreement.
Repurchase Facilities
Subsequent to June 30, 2021, the Company entered into an amendment to the Barclay’s Repurchase Agreement, pursuant to which the maturity date of the Barclays Repurchase Facility was extended to September 21, 2024. Additionally, the Company repaid $66.4 million of the Barclays Repurchase Facility.
First Lien Mortgage Loan
Subsequent to June 30, 2021, JPMorgan Chase and DBR Investments Co. Limited originated a $650.0 million first lien mortgage loan (the “Mortgage Loan”) to 114 single purpose entities, each of which is a wholly-owned subsidiary of the Company and are managed on a day-to-day basis by affiliates of CIM. The proceeds from the Mortgage Loan were primarily used by the Company to paydown existing debt.
Net-Lease Mortgage Notes
Subsequent to June 30, 2021, the Company issued $774.0 million aggregate principal amount of Net-Lease Mortgage Notes, Series 2021-1 (the “Class A Notes”). The Company used the net proceeds from the sale of the Class A Notes to refinance or repay certain indebtedness and pay fees and expenses related to the issuance.
Credit Facilities and Notes Payable
Subsequent to June 30, 2021, and with the proceeds from the Mortgage Loan and the sale of the Class A Notes, the Company repaid fixed-rate debt of $104.1 million, paid down the $1.11 billion outstanding balance under the Credit Facilities and terminated the CCPT V Credit Facility and the CMFT Credit Facility.

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
Our operating results and cash flows are primarily influenced by rental and other property income from our commercial properties, interest expense on our indebtedness and acquisition and operating expenses. As 93.1% of our rentable square feet was under lease, including any month-to-month agreements, as of June 30, 2021, with a weighted average remaining lease term of 8.3 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our manager regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, any available credit rating agency reports on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If CMFT Management identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
We have primarily acquired core commercial real estate assets principally consisting of retail properties located throughout the United States. As of June 30, 2021, we owned 469 properties, comprising 18.6 million rentable square feet of commercial space located in 41 states. In addition, during the six months ended June 30, 2021, we completed foreclosure proceedings and took control of the assets which previously secured our mezzanine loans. As of June 30, 2021, we owned $197.1 million of condominium developments.
We intend to continue to pursue a more diversified investment strategy across the capital structure by balancing our existing portfolio of core commercial real estate assets with our future investments in a portfolio of commercial mortgage loans and other real estate-related credit investments in which our sponsor and its affiliates have expertise, that we would originate, acquire, finance and manage. Assuming the successful repositioning of our portfolio, we then intend to pursue a listing of our common stock on a national securities exchange. We cannot make assurances that we will successfully reposition our portfolio or list our common stock on a national securities exchange within a particular timeframe or at all.
As of June 30, 2021, our loan portfolio consisted of 247 loans with a net book value of $1.3 billion. As of June 30, 2021, we had $43.2 million of unsettled broadly syndicated loan purchases included in cash and cash equivalents, and investments in real estate-related securities of $42.1 million.
During the six months ended June 30, 2021, we disposed of 47 properties for an aggregate sales price of $304.0 million. The dispositions resulted in proceeds of $296.0 million after closing costs and we recorded a gain of $46.5 million which is included in gain on disposition of real estate and condominium developments, net in the condensed consolidated statements of operations. As of June 30, 2021, our real estate portfolio consisted of 411 retail properties, 54 anchored shopping centers, three industrial properties and one office property representing 31 industry sectors. In addition, we acquired 75 condominium units and 21 rental units via foreclosure during the six months ended June 30, 2021. See Note 4 — Real Estate Assets to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of the disposition of individual properties during the six months ended June 30, 2021.
COVID-19
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. Since then, COVID-19 has spread worldwide, causing significant disruptions to the U.S. and world economies. and has triggered a period of significant global economic slowdown. In the first half of 2021, the U.S. and world economy have begun to show signs of recovery from the impact of COVID-19 as vaccination rates increased, virus caseloads declined and businesses, schools and public services have begun the reopening process. However, the emergence of variant strains of COVID-19 has threatened to slow or reverse these trends in the third quarter of 2021 and beyond. As a result, there continues to be uncertainty around impact of COVID-19 on the U.S. economy and world economies.
We are closely monitoring the negative impacts that the COVID-19 pandemic and the efforts to mitigate its spread are having on the economy, our tenants and our business. The extent to which the COVID-19 pandemic continues to impact our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, the distribution and acceptance of vaccines, the spread of new variants of COVID-19, the extent to which federal, state and local governments provide relief or assistance to those affected by COVID-19 and the impact that these developments will have on the timing and speed of the recovery of the U.S. and world economy.
During the three and six months ended June 30, 2021, the majority of lease concessions provided were in the form of rent abatements to certain tenants in response to the impact of the COVID-19 pandemic on those tenants.
As of August 9, 2021, we have collected approximately 99% of rental payments billed to tenants during the three months ended June 30, 2021, and as of August 9, 2021, we collected $4.1 million of deferred rent, representing approximately 99% of amounts due through June 30, 2021.
Operating Highlights and Key Performance Indicators
Activity through June 30, 2021
•Invested $142.3 million in broadly syndicated loans and sold broadly syndicated loans for an aggregate gross sales price of $36.7 million.
•Invested $28.5 million in CMBS and sold CMBS for an aggregate gross sales price of $27.0 million.
•Disposed of 47 retail properties for an aggregate sales price of $304.0 million.
•Completed foreclosure to take control of the assets which previously secured our mezzanine loans, including 75 condominium units and 21 rental units across four buildings.
•Increased total debt by $394.7 million, from $2.1 billion to $2.5 billion.

Portfolio Information
The following table shows the carrying value of our portfolio by investment type as of June 30, 2021 and 2020 (dollar amounts in thousands):

	As of June 30,
	2021			2020
	Asset Count	Carrying Value		Asset Count	Carrying Value
Loan Held-For-Investment
Mezzanine loans	—	$—	—%	8	$140,086	4.3%
Senior loans	10	872,188	19.1%	2	113,682	3.5%
Broadly syndicated loans	237	484,059	10.6%	133	372,311	11.5%
Less: Allowance for credit losses		(13,011)	(0.3)%		(27,684)	(0.9)%
Total loans held-for-investment and related receivable, net	247	1,343,236	29.4%	143	598,395	18.6%
Real Estate-Related Securities
CMBS	3	42,071	0.9%	2	16,103	0.5%
Real Estate
Total real estate assets and intangible lease liabilities, net	469	3,181,245	69.7%	381	2,611,151	80.9%
Total Investment Portfolio	719	$4,566,552	100.0%	526	$3,225,649	100.0%
The following table details overall statistics of our credit portfolio as of June 30, 2021 (dollar amounts in thousands):

	Senior Loans (1) (2)	Broadly Syndicated Loans	CMBS
Number of loans	10	237	3
Net book value	$865,722	$477,514	$42,071
Weighted-average interest rate	4.2%	3.6%	8.0%
Weighted-average maximum years to maturity	2.6	5.0	26.2
____________________________________
(1)As of June 30, 2021, 100% of our loans by principal balance earned a floating rate of interest, primarily indexed to U.S. dollar LIBOR.
(2)Maximum maturity date assumes all extension options are exercised by the borrowers; however, our CRE loans may be repaid prior to such date.
Real Estate Portfolio Information
As of June 30, 2021, we owned 469 properties located in 41 states, the gross rentable square feet of which was 93.1% leased, including any month-to-month agreements, with a weighted average lease term remaining of 8.3 years. As of June 30, 2021, no single tenant accounted for greater than 10% of our 2021 annualized rental income. As of June 30, 2021, we had certain geographic and industry concentrations in our property holdings. In particular, 61 of our properties were located in California, which accounted for 11% of our 2021 annualized rental income. In addition, we had tenants in the sporting goods, hobby and musical instruments stores; health and personal care stores; and general merchandise stores industries, which accounted for 12%, 11% and 10%, respectively, of our 2021 annualized rental income.

The following table shows the property statistics of our real estate assets as of June 30, 2021 and 2020:

	As of June 30,
	2021	2020
Number of commercial properties	469	381
Rentable square feet (in thousands) (1)	18,564	18,120
Percentage of rentable square feet leased	93.1%	94.6%
Percentage of investment-grade tenants (2)	38.8%	37.4%
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
The following table summarizes our real estate acquisition activity during the six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Commercial properties acquired	—	1	—	1
Purchase price of acquired properties (in thousands)	$—	$4,659	$—	$4,659
Rentable square feet (in thousands) (1)	—	18,635	—	18,635
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
Same Store Analysis
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate assets. We review our stabilized operating results, measured by net operating income, from properties that we owned for the entirety of both the current and prior year reporting periods, referred to as “same store” properties, and we believe that the presentation of operating results for same store properties provides useful information to stockholders. Net operating income is a supplemental non-GAAP financial measure of a real estate company’s operating performance. Net operating income is considered by management to be a helpful supplemental performance measure, as it enables management to evaluate the impact of occupancy, rents, leasing activity, and other controllable property operating results at our real estate properties, and it provides a consistent method for the comparison of our properties. We define net operating income as operating revenues less operating expenses, which exclude (i) depreciation and amortization, (ii) interest expense and other non-property related revenue and expense items such as (a) general and administrative expenses, (b) expense reimbursements to related parties, (c) management fees, (d) transaction-related expenses, (e) real estate impairment, (f) provision for credit losses, (g) gain on disposition of real estate and condominium developments, net, and (h) interest income. Our net operating income may not be comparable to that of other REITs and should not be considered to be more relevant or accurate in evaluating our operating performance than the current GAAP methodology used in calculating net income (loss). In determining the same store property pool, we include all properties that were owned for the entirety of both the current and prior reporting periods, except for properties during the current or prior year that were under development or redevelopment.

Comparison of the Three Months Ended June 30, 2021 and 2020
The following table reconciles net loss, calculated in accordance with GAAP, to net operating income (dollar amounts in thousands):

	For the Three Months Ended June 30,
	2021	2020	Change
Net income (loss)	$57,787	$(3,746)	$61,533
Loss on extinguishment of debt	1,478	370	1,108
Interest expense and other, net	16,460	15,520	940
Operating income	75,725	12,144	63,581

Gain on disposition of real estate and condominium developments, net	(46,469)	(3,791)	(42,678)
Provision for credit losses	123	7,905	(7,782)
Real estate impairment	77	3,831	(3,754)
Depreciation and amortization	24,647	19,696	4,951
Transaction-related expenses	27	125	(98)
Management fees	11,755	9,750	2,005
Expense reimbursements to related parties	3,210	3,057	153
General and administrative expenses	3,605	3,020	585
Interest income	(16,460)	(7,193)	(9,267)
Net operating income	$56,240	$48,544	$7,696
Our operating segments include credit and real estate. Refer to Note 16 — Segment Reporting for further discussion of our operating segments.
Real Estate Segment
A total of 343 properties were acquired before April 1, 2020 and represent our “same store” properties during the three months ended June 30, 2021 and 2020. “Non-same store” properties, for purposes of the table below, includes properties acquired or disposed of on or after April 1, 2020.
The following table details the components of net operating income broken out between same store and non-same store properties (dollar amounts in thousands):

	Total			Same Store			Non-Same Store
	For the Three Months Ended June 30,			For the Three Months Ended June 30,			For the Three Months Ended June 30,
	2021	2020	Change	2021	2020	Change	2021	2020	Change
Rental and other property income	$75,302	$60,103	$15,199	$57,207	$52,830	$4,377	$18,095	$7,273	$10,822

Property operating expenses	11,356	4,811	6,545	6,412	4,363	2,049	4,944	448	4,496
Real estate tax expenses	7,706	6,748	958	6,322	6,282	40	1,384	466	918
Total property operating expenses	19,062	11,559	7,503	12,734	10,645	2,089	6,328	914	5,414

Net operating income	$56,240	$48,544	$7,696	$44,473	$42,185	$2,288	$11,767	$6,359	$5,408
Loss on Extinguishment of Debt
The increase in loss on extinguishment of debt of $1.1 million for the three months ended June 30, 2021, as compared to the same period in 2020, was primarily due to the extinguishment of one mortgage loan with an aggregate carrying value of $22.0 million.
Interest Expense and Other, Net
Interest expense and other, net also includes amortization of deferred financing costs.

The increase in interest expense and other, net, of $940,000 for the three months ended June 30, 2021, as compared to the same period in 2020, was primarily due to an increase in the average aggregate amount of debt outstanding from $1.6 billion as of June 30, 2020 to $2.4 billion as of June 30, 2021 as a result of entering into additional repurchase agreements and assuming the CCPT V Credit Facility as part of the Mergers subsequent to June 30, 2020. This increase was partially offset by a decrease in the weighted average interest rate from 3.3% as of June 30, 2020 to 2.8% as of June 30, 2021.
Gain on Disposition of Real Estate and Condominium Developments, Net
The increase in gain on disposition of real estate and condominium developments, net, of $42.7 million during the three months ended June 30, 2021, as compared to the same period in 2020, was primarily due to the disposition of 46 properties for a gain of $45.0 million during the three months ended June 30, 2021 compared to the disposition of four properties for a gain of $3.8 million during the three months ended June 30, 2020.
Real Estate Impairment
The decrease in real estate impairments of $3.8 million during the three months ended June 30, 2021, as compared to the same period in 2020, was due to one property that was deemed to be impaired, resulting in impairment charges of $77,000 during the three months ended June 30, 2021, compared to three properties that were deemed to be impaired, resulting in impairment charges of $3.8 million during the three months ended June 30, 2020.
Depreciation and Amortization
The increase in depreciation and amortization of $5.0 million during the three months ended June 30, 2021, as compared to the same period in 2020, was primarily due to the acquisition of 146 properties in connection with the Mergers that closed in December 2020, partially offset by the disposition of 61 properties subsequent to June 30, 2020.
Transaction-Related Expenses
Transaction-related expenses include abandoned deal costs for acquisition and disposition activity.
Transaction-related expenses remained generally consistent during the three months ended June 30, 2021, as compared to the same period in 2020.
Management Fees
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
The increase in management fees of $2.0 million during the three months ended June 30, 2021, as compared to the same period in 2020 was primarily due to the issuance of common stock in connection with the Mergers that closed in December 2020.
Expense Reimbursements to Related Parties
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

The increase in expense reimbursements to related parties of $153,000 during the three months ended June 30, 2021, as compared to the same period in 2020, was primarily due to operating expense reimbursements due to CMFT Management as a result of acquiring 146 properties as part of the Mergers that closed in December 2020.
General and Administrative Expenses
The primary general and administrative expense items are banking fees and transfer agency costs.
The increase in general and administrative expenses of $585,000 for the three months ended June 30, 2021, as compared to the same period in 2020, was primarily due to increased expenses related to the Mergers completed in December 2020 and the foreclosure completed in January 2021 to take control of the assets which previously secured the Company’s mezzanine loans, as discussed in Note 7 — Loans Held-For-Investment to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Net Operating Income
Same store property net operating income increased $2.3 million during the three months ended June 30, 2021, as compared to the same period in 2020. The change was primarily due to an increase in rental income, as a result of the impact of COVID-19 leading to a temporary reduction in rental income during the three months ended June 30, 2020 for certain tenants, partially offset by increases in property operating expenses.
Non-same store property net operating income increased $5.4 million during the three months ended June 30, 2021, as compared to the same period in 2020. The increase was primarily due to the acquisition of 146 properties in connection with the Mergers that closed December 2020, offset by the disposition of 61 properties subsequent to June 30, 2020.
Credit Segment
Provision for Credit Losses
The decrease in provision for credit losses of $7.8 million during the three months ended June 30, 2021, as compared to the same period in 2020, was primarily due to the Company’s foreclosure of the assets which previously secured the Company’s mezzanine loans. During the three months ended June 30, 2020, the borrower on the Company’s eight mezzanine loans remained delinquent on the required reserve payments and became delinquent on principal and interest, resulting in the Company recording $6.7 million in credit losses related to the mezzanine loans. Upon completing foreclosure in January 2021, the Company took control of the assets which previously secured the loans, and as such, a provision for credit losses related to the mezzanine loans was not recorded for the three months ended June 30, 2021.
Interest Income
The increase in interest income of $9.3 million for the three months ended June 30, 2021, compared to the same period in 2020, was due to an increase in credit investments. As of June 30, 2021, we held investments in broadly syndicated loans of $484.1 million, CRE loans held-for-investment of $872.2 million, and CMBS of $42.1 million. As of June 30, 2020, we held investments in broadly syndicated loans of $372.3 million, CRE loans held-for-investment of $253.8 million, and CMBS of $16.1 million.

Comparison of the Six Months Ended June 30, 2021 and 2020
The following table reconciles net income, calculated in accordance with GAAP, to net operating income (dollar amounts in thousands):

	For the Six Months Ended June 30,
	2021	2020	Change
Net income (loss)	$55,034	$(15,921)	$70,955
Loss on extinguishment of debt	1,478	4,752	(3,274)
Interest expense and other, net	36,482	31,276	5,206
Operating income	92,994	20,107	72,887

Gain on disposition of real estate and condominium developments, net	(46,469)	(16,901)	(29,568)
Provision for credit losses	691	25,682	(24,991)
Real estate impairment	4,377	15,507	(11,130)
Depreciation and amortization	50,385	40,519	9,866
Transaction-related expenses	31	250	(219)
Management fees	23,332	19,600	3,732
Expense reimbursements to related parties	5,871	5,235	636
General and administrative expenses	8,033	5,902	2,131
Interest income	(28,413)	(12,764)	(15,649)
Net operating income	$110,832	$103,137	$7,695
Real Estate Segment
A total of 343 properties were acquired before January 1, 2020 and represent our “same store” properties during the six months ended June 30, 2021 and 2020. “Non-same store” properties, for purposes of the table below, includes properties acquired or disposed of on or after January 1, 2020.
The following table details the components of net operating income broken out between same store and non-same store properties (dollar amounts in thousands):

	Total			Same Store			Non-Same Store
	For the Six Months Ended June 30,			For the Six Months Ended June 30,			For the Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change	2021	2020	Change
Rental and other property income	$152,232	$128,539	$23,693	$114,317	$112,312	$2,005	$37,915	$16,227	$21,688

Property operating expenses	21,475	11,676	9,799	12,321	10,378	1,943	9,154	1,298	7,856
Real estate tax expenses	19,925	13,726	6,199	12,731	12,569	162	7,194	1,157	6,037
Total property operating expenses	41,400	25,402	15,998	25,052	22,947	2,105	16,348	2,455	13,893

Net operating income	$110,832	$103,137	$7,695	$89,265	$89,365	$(100)	$21,567	$13,772	$7,795
Loss on Extinguishment of Debt
The decrease in loss on extinguishment of debt of $3.3 million for the six months ended June 30, 2021, as compared to the same period in 2020, was primarily due to the extinguishment of one mortgage note with an aggregate carrying value of $22.0 million, as compared the extinguishment of mortgage notes with an aggregate carrying value of $97.0 million during the six months ended June 30, 2020.
Interest Expense and Other, Net
The increase in interest expense and other, net, of $5.2 million for the six months ended June 30, 2021, as compared to the same period in 2020, was primarily due to an increase in the average aggregate amount of debt outstanding from $1.6 billion as of June 30, 2020 to $2.4 billion as of June 30, 2021 as a result of entering into additional repurchase agreements and assuming the CCPT V Credit Facility as part of the Mergers subsequent to June 30, 2020. This increase was partially offset by a decrease in the weighted average interest rate from 3.3% as of June 30, 2020 to 2.8% as of June 30, 2021.
Gain on Disposition of Real Estate and Condominium Developments, Net
The increase in gain on disposition of real estate and condominium developments, net, of $29.6 million during the six months ended June 30, 2021, as compared to the same period in 2020, was primarily due to the disposition of 47 properties for a gain of $45.0 million during the six months ended June 30, 2021, compared to the disposition of 16 properties for a gain of $16.9 million during the six months ended June 30, 2021.
Real Estate Impairment
The decrease in impairments of $11.1 million during the six months ended June 30, 2021, as compared to the same period in 2020, was due to five properties that were deemed to be impaired, resulting in impairment charges of $4.4 million during the six months ended June 30, 2021, compared to 10 properties that were deemed to be impaired, resulting in impairment charges of $15.5 million during the six months ended June 30, 2020.
Depreciation and Amortization
The increase in depreciation and amortization of $9.9 million during the six months ended June 30, 2021, as compared to the same period in 2020, was primarily due to the acquisition of 146 properties in connection with the Mergers that closed in December 2020, partially offset by the disposition of 61 properties subsequent to June 30, 2020.
Transaction-Related Expenses
The decrease in transaction-related expenses of $219,000 during the six months ended June 30, 2021, as compared to the same period in 2020, was due to a decrease in abandoned deal costs for the six months ended June 30, 2021.
Management Fees
The increase in management fees of $3.7 million during the six months ended June 30, 2021, as compared to the same period in 2020, was primarily due to the issuance of common stock in connection with the Mergers that closed in December 2020.
Expense Reimbursements to Related Parties
The increase in expense reimbursements to related parties of $636,000 during the six months ended June 30, 2021, as compared to the same period in 2020, was primarily due to increased operating expense reimbursements due to CMFT Management as a result of acquiring 146 properties as part of the Mergers that closed in December 2020.
General and Administrative Expenses
The increase in general and administrative expenses of $2.1 million for the six months ended June 30, 2021, compared to the same period in 2020, was primarily due to increased expenses resulting from board members added to our board and the acquisition of 146 properties in connection with the Mergers that closed in December 2020. The increase was also due to increases in insurance costs, banking fees and appraisal fees related to the foreclosure completed in January 2021 to take control of the assets which previously secured the Company’s mezzanine loans, as discussed in Note 7 — Loans Held-For-Investment to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Net Operating Income
Same store property net operating income decreased $100,000 during the six months ended June 30, 2021, as compared to the same period in 2020. The decrease was primarily due to increases in property operating expenses, partially offset by an increase in rental income as a result of the impact of COVID-19 leading to a temporary reduction in rental income during the three months ended June 30, 2020 for certain tenants.
Non-same store property net operating income increased $7.8 million during the six months ended June 30, 2021, as compared to the same period in 2020. The increase is due to the acquisition of 146 properties in connection with the Mergers that closed in December 2020, partially offset by the disposition of 61 properties subsequent to June 30, 2020.

Credit Segment
Provision for Credit Losses
The decrease in provision for credit losses of $25.0 million during the six months ended June 30, 2021, as compared to the same period in 2020, was primarily due to the Company recording $19.8 million in credit losses related to the mezzanine loans. The mezzanine loans and underlying assets were foreclosed on in January 2021 ,and as such a provision for credit losses was not recorded during the six months ended June 30, 2021 related to these loans.
Interest Income
The increase in interest income of $15.6 million for the six months ended June 30, 2021, as compared to the same period in 2020, was due to an increase in credit investments. As of June 30, 2021, we held investments in broadly syndicated loans of $484.1 million, CRE loans held-for-investment of $872.2 million, and CMBS of $42.1 million. As of June 30, 2020, we held investments in broadly syndicated loans of $372.3 million, CRE loans held-for-investment of $253.8 million, and CMBS of $16.1 million.
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
On April 20, 2020, our Board decided to make a determination as to the amount and timing of distributions on a monthly, instead of a quarterly, basis until such time that we had greater visibility into the impact that the COVID-19 pandemic would have on our tenants’ ability to continue to pay rent on their leases on a timely basis or at all, the degree to which federal, state or local governmental authorities grant rent relief or other relief or amnesty programs applicable to our tenants, our ability to access the capital markets, and on the United States and worldwide financial markets and economy. On March 25, 2021, the Board resumed declaring distributions on a quarterly basis.

Since April 2020, our Board authorized the following monthly distribution amounts per share for the periods indicated below:

Record Date	Distribution Amount
April 30, 2020	$0.0130
May 31, 2020	$0.0130
June 30, 2020	$0.0161
July 30, 2020	$0.0304
August 28, 2020	$0.0303
September 29, 2020	$0.0303
October 29, 2020	$0.0303
November 27, 2020	$0.0303
December 30, 2020	$0.0303
January 28, 2021	$0.0303
February 25, 2021	$0.0303
March 29, 2021	$0.0303
April 29, 2021	$0.0303
May 28, 2021	$0.0303
June 29, 2021	$0.0303
July 29, 2021	$0.0303
August 30, 2021	$0.0303
September 29, 2021	$0.0303
October 28, 2021	$0.0303
November 29, 2021	$0.0303
December 30, 2021	$0.0303
As of June 30, 2021, we had distributions payable of $11.0 million.
The following table presents distributions and sources of distributions for the periods indicated below (dollar amounts in thousands):

	Six Months Ended June 30,
	2021		2020
	Amount	Percent	Amount		Percent
Distributions paid in cash	$59,166	90%	$44,150		61%
Distributions reinvested	6,660	10%	28,774		39%
Total distributions	$65,826	100%	$72,924		100%
Sources of distributions:
Net cash provided by operating activities (1)	$65,347	99%	$46,853	(2)	64%
Proceeds from the issuance of debt (3)	479	1%	17,763		25%
Proceeds from the issuance of common stock	—	—%	8,308	(4)	11%
Total sources	$65,826	100%	$72,924		100%
____________________________________
(1)Net cash provided by operating activities for the six months ended June 30, 2021 and 2020 was $65.3 million and $37.2 million, respectively.
(2)Our distributions covered by cash flows from operating activities for the six months ended June 30, 2020 include cash flows from operating activities in excess of distributions from prior periods of $9.6 million.
(3)Net proceeds on the credit facilities and notes payable for the six months ended June 30, 2021 and 2020 were $292.2 million and $102.2 million, respectively.

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
Share Redemptions
Our amended and restated share redemption program (the “Amended Share Redemption Program”) permits our stockholders to sell their shares of common stock back to us, subject to certain conditions and limitations. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the Secondary DRIP Offering, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the Secondary DRIP Offering. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. In addition, our Board may choose to amend the terms of, suspend or terminate our Amended Share Redemption Program at any time in its sole discretion if it believes that such action is in the best interest of us and our stockholders. Any material modifications or suspension of the Amended Share Redemption Program will be disclosed to our stockholders as promptly as practicable in our reports filed with the SEC and via our website. In connection with the Mergers, our Board suspended our Amended Share Redemption Program on August 30, 2020, and therefore, no shares were redeemed from our stockholders after that date until March 25, 2021, when our Board reinstated the Amended Share Redemption Program, effective April 1, 2021. During the six months ended June 30, 2021, we received valid redemption requests under our share redemption program totaling approximately 32.8 million shares, of which we redeemed approximately 1.7 million shares subsequent to June 30, 2021 for $12.0 million (at a redemption price of $7.20 per share). The remaining redemption requests relating to approximately 31.1 million shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of our share redemption program then in effect. The share redemptions were funded with proceeds from the Secondary DRIP Offering and available borrowings.
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
As of June 30, 2021, the CMFT Credit Facility provided for borrowings of up to $1.24 billion, which includes the $885.0 million CMFT Term Loan and up to $350.0 million on the CMFT Revolving Loans. The CCPT V Credit Facility provides for borrowings of $220.0 million under the CCPT V Term Loans and up to $130.0 million under the CCPT V Revolving Loans. As of June 30, 2021, we had $480.0 million in unused capacity under the Credit Facilities, subject to borrowing availability. We had available borrowings of $12.2 million as of June 30, 2021. As of June 30, 2021, we also had cash and cash equivalents of $141.3 million, which included $43.2 million of unsettled broadly syndicated loan purchases. Subsequent to June 30, 2021, and with the proceeds from the Mortgage Loan and the sale of the Class A Notes, the Company repaid fixed rate debt of $104.1 million, paid down the $1.11 billion outstanding balance under the Credit Facilities and terminated the CCPT V Credit Facility and the CMFT Credit Facility, as further discussed in Note 17 — Subsequent Events.
As of June 30, 2021, the Credit and Security Agreement provided for borrowings in an aggregate principal amount up to $500.0 million under the Credit Securities Revolver, which may be increased from time to time pursuant to the Credit and Security Agreement. Borrowings under the Credit and Security Agreement are secured by substantially all of the assets held by CMFT Corporate Credit Securities, LLC, which shall primarily consist of broadly-syndicated senior secured loans subject to certain eligibility criteria under the Credit and Security Agreement. As of June 30, 2021, the amounts borrowed and outstanding under the Credit Securities Revolver totaled $316.5 million. Subsequent to June 30, 2021, the Company received borrowings in an aggregate principal amount of $50.0 million under the Credit and Security Agreement, as further discussed in Note 17 — Subsequent Events.
As of June 30, 2021, the Repurchase Agreements provided up to an aggregate of $1.1 billion of financing under the Repurchase Facilities. The Repurchase Agreements provide for simultaneous agreements by the banks to re-sell purchased CRE mortgage loans back to the CMFT Lending Subs at a certain future date or upon demand. As of June 30, 2021, we had nine senior loans with an aggregate carrying value of $727.4 million financed with $505.4 million under the Repurchase Facilities,

$250.0 million of which was financed under the Barclays Repurchase Facility, $188.0 million of which was financed under the Citibank Repurchase Facility and $67.4 million of which was financed under the Wells Fargo Repurchase Facility. Additionally, subsequent to June 30, 2021, the Company amended the Barclays Repurchase Agreement to extend the maturity date to September 21, 2024. See further discussion of these repayments in Note 17 — Subsequent Events.
As of June 30, 2021, we believe that we were in compliance with the financial covenants of the CMFT Second Amended and Restated Credit Agreement, the CCPT V Credit Agreement, the Citibank Repurchase Agreement, the Barclays Repurchase Agreement and the Wells Fargo Repurchase Agreement, as well as the financial covenants under our various fixed and variable rate debt agreements, as further discussed in Note 9 — Credit Facilities, Notes Payable and Repurchase Facilities to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for the acquisition of real estate-related securities, real estate and real estate-related assets and the payment of acquisition-related fees and expenses, operating expenses, distributions, redemptions and interest and principal on current and any future debt financings, including principal repayments of $1.3 billion within the next 12 months, $1.2 billion of which was paid down subsequent to June 30, 2021 with proceeds from the Mortgage Loan and the sale of the Class A Notes, as further discussed in Note 17 — Subsequent Events.
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
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the acquisition of real estate-related securities, real estate and real estate-related credit investments and the payment of tenant improvements, acquisition-related expenses, operating expenses, distributions and redemptions to stockholders and interest and principal on any current and future indebtedness. Generally, we expect to meet our long-term liquidity requirements through proceeds from cash flows from operations, proceeds from secured or unsecured borrowings from banks and other lenders, and proceeds raised pursuant to the Secondary DRIP Offering.
We expect that substantially all net cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we have used, and may continue to use, other sources to fund distributions, as necessary, including borrowings on our unencumbered assets. To the extent that cash flows from operations are lower due to fewer properties being acquired or lower than expected returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash flows from the Offerings or debt financings will be used to fund acquisitions, loan originations, certain capital expenditures, repayments of outstanding debt or distributions and redemptions to our stockholders.
Contractual Obligations
As of June 30, 2021, we had debt outstanding with a carrying value of $2.5 billion and a weighted average interest rate of 2.8%. See Note 9 — Credit Facilities, Notes Payable and Repurchase Facilities to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.

Our contractual obligations as of June 30, 2021 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments — fixed rate debt (2)	$523,562	$111,680	$388,785	$23,097	$—
Interest payments — fixed rate debt (3)	35,998	17,090	18,459	449	—
Principal payments — variable rate debt	94,202	94,202	—	—	—
Interest payments — variable rate debt (4)	4,443	4,443	—	—	—
Principal payments — credit facilities (5)	1,421,500	1,105,000	—	316,500	—
Interest payments — credit facilities (5)	39,647	25,365	11,410	2,872	—
Principal payments — repurchase facilities (6)	505,426	—	505,426	—	—
Interest payments — repurchase facilities (6)	24,550	11,600	12,950	—	—
Total	$2,649,328	$1,369,380	$937,030	$342,918	$—
____________________________________
(1)The table does not include amounts due to CMFT Management or its affiliates pursuant to our Management Agreement because such amounts are not fixed and determinable.
(2)Principal payment amounts reflect actual payments based on the face amount of notes payable secured by our wholly-owned properties, which excludes the fair value adjustment, net of amortization, of mortgage notes assumed.
(3)As of June 30, 2021, we had $21.5 million of variable rate debt effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.
(4)As of June 30, 2021, we had variable rate debt outstanding of $94.2 million with a weighted average interest rate of 5.5%. We used the weighted average interest rate to calculate the debt payment obligations in future periods.
(5)As of June 30, 2021, the Term Loans outstanding totaled $1.1 billion, $220.0 million of which is subject to interest rate swap agreements. As of June 30, 2021, the weighted average all-in interest rate for the Swapped Term Loans was 4.2%. The remaining $885.0 million outstanding under the Credit Facilities had a weighted average interest rate of 2.1% as of June 30, 2021. As of June 30, 2021, the amounts outstanding under the Credit Securities Revolver totaled $316.5 million and had a weighted average interest rate of 1.8%.
(6)As of June 30, 2021, the amount outstanding under the Citibank Repurchase Facility was $188.0 million at a weighted average interest rate of 2.2%, the amount outstanding under the Barclays Repurchase Facility was $250.0 million at a weighted average interest rate of 2.5%, and the amount outstanding under the Wells Fargo Repurchase Facility was $67.4 million at a weighted average interest rate of 1.8%.
We expect to incur additional borrowings in the future to acquire additional properties and credit investments. There is no limitation on the amount we may borrow against any single improved property. As of June 30, 2021, our ratio of debt to total gross assets net of gross intangible lease liabilities was 50.5% and our ratio of debt to the fair market value of our gross assets net of gross intangible lease liabilities was 50.9%. Fair market value is based on the estimated market value of our real estate assets as of June 30, 2020 that were used to determine our estimated per share NAV, and for those assets acquired from July 1, 2020 through June 30, 2021 is based on the purchase price.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to stockholders. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as premiums or discounts, financing and issuance costs, and related accumulated amortization, less all cash and cash equivalents. As of June 30, 2021, our net debt leverage ratio, which is the ratio of net debt to total gross real estate and related assets net of gross intangible lease liabilities, was 47.7%.

The following table provides a reconciliation of the notes payable and credit facility, net balance, as reported on our condensed consolidated balance sheet, to net debt as of June 30, 2021 (dollar amounts in thousands):

Balance as of
June 30, 2021
Credit facilities, notes payable and repurchase facilities, net	$2,540,809
Deferred costs and net premiums (1)	3,881
Less: Cash and cash equivalents	(141,299)
Net debt	$2,403,391
Gross real estate and related assets, net (2)	$5,037,539
Net debt leverage ratio	47.7%
____________________________________
(1) Deferred costs relate to mortgage notes payable and the term portion of the Credit Facilities.
(2) Net of gross intangible lease liabilities. Includes gross assets held for sale, as well as real estate-related securities and loans held-for-investment principal balance, net of allowance for credit losses, of $1.4 billion.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities increased by $28.1 million for the six months ended June 30, 2021, as compared to the same period in 2020. The increase was primarily due to the acquisition of 146 properties in connection with the Mergers that closed in December 2020, partially offset by the disposition of 61 properties subsequent to June 30, 2020 and lower net income after non-cash adjustments primarily resulting from the Company’s foreclosure of the assets which previously secured the Company’s mezzanine loans during the six months ended June 30, 2021. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities increased $59.7 million for the six months ended June 30, 2021, as compared to the same period in 2020. The change was primarily due to an increase in the net investment in loans held-for-investment of $494.1 million, The change was partially offset by a decrease in the net investment in broadly syndicated loans of $279.2 million, an increase in proceeds from disposition of real estate assets of $147.2 million, and an increase in net proceeds from the sale of real estate-related securities of $27.6 million.
Financing Activities. Net cash provided by financing activities increased $209.8 million for the six months ended June 30, 2021, as compared to the same period in 2020. The change was primarily due to an increase in net proceeds on the credit facilities, notes payable and repurchase facilities of $190.0 million as a result of entering into the Repurchase Facilities, coupled with a decrease in redemptions of common stock of $38.7 million as a result of the Board’s suspension of the Amended Share Redemption Program from August 30, 2020 through March 31, 2021.
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
Conflicts of Interest
Richard S. Ressler, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates including CMFT Management, is the chairman of the board, chief executive officer and president of CIM Income NAV. One of our directors, Avraham Shemesh, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates including CMFT Management, serves as a director of CIM Income NAV. One of our directors, Elaine Y. Wong, also serves as a director of CIM Income NAV. One of our independent directors, W. Brian Kretzmer, also serves as an independent director of CIM Income NAV. Nathan D. DeBacker, our chief financial officer and treasurer, who is also an officer of other real estate programs sponsored by CCO Group, is a vice president of CMFT Management and is an officer of certain of its affiliates. In addition, affiliates of CMFT Management act as an advisor to CIM Income NAV. As such, there may be conflicts of interest where CMFT Management or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for CIM or another real estate program sponsored or operated by CIM or CCO Group, including other real estate offerings in registration, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management, among others. The compensation arrangements between affiliates of CMFT Management and these other real estate programs sponsored or operated by CCO Group could influence the advice provided to us. See Part I, Item 1. Business — Conflicts of Interest in our Annual Report on Form 10-K for the year ended December 31, 2020.

Off-Balance Sheet Arrangements
As of June 30, 2021 and December 31, 2020, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.
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
Interest Rate Risk
As of June 30, 2021, we had an aggregate of $1.8 billion of variable rate debt, excluding any debt subject to interest rate swap agreements, and therefore, we are exposed to interest rate changes in LIBOR. As of June 30, 2021, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $9.0 million per year.
As of June 30, 2021, we had three interest rate swap agreements outstanding and four interest rate cap agreements outstanding, which mature on various dates from July 2021 through March 2023, with an aggregate notional amount of $344.1 million and an aggregate fair value of the net derivative liability of $6.3 million. The fair value of these interest rate swap agreements and interest rate cap agreements is dependent upon existing market interest rates and swap spreads. As of June 30, 2021, an increase of 50 basis points in interest rates would result in a change of $1.3 million to the fair value of the net derivative liability, resulting in a net derivative liability of $5.0 million. A decrease of 50 basis points in interest rates would result in a $1.4 million change to the fair value of the net derivative liability, resulting in a net derivative liability of $7.7 million.
As the information presented above includes only those exposures that existed as of June 30, 2021, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs and assume no other changes in our capital structure.
In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to U.S. dollar LIBOR in derivatives and other financial contracts. In March 2021, the FCA confirmed its intention to cease publishing one week and two-month LIBOR after December 31, 2021 and all remaining LIBOR after June 30, 2023. This announcement has several implications, including setting the spread that may be used to automatically convert contracts from LIBOR to SOFR. Additionally, banking regulators are encouraging banks to discontinue new LIBOR debt issuances by December 31, 2021. The Company anticipates that LIBOR will continue to be available at least until June 30, 2023. Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.
We have interest rate swap agreements and interest rate cap agreements maturing on various dates from July 2021 through March 2023, as further discussed above, that are indexed to LIBOR. As such, we are monitoring and evaluating the related risks, which include interest on loans or amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative reference rate may be challenging, especially if we cannot agree with the respective counterparty about how to make the transition.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2021 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2021, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following table presents distributions and the source of distributions for the periods indicated below (dollar amounts in thousands):

	Six Months Ended June 30, 2021		Year Ended December 31, 2020
	Amount	Percent	Amount		Percent
Distributions paid in cash	$59,166	90%	$90,655		73%
Distributions reinvested	6,660	10%	34,191		27%
Total distributions	$65,826	100%	$124,846		100%
Sources of distributions:
Net cash provided by operating activities (1)	$65,347	99%	$115,985	(2)	93%
Proceeds from the issuance of debt (3)	479	1%	553		—%
Proceeds from the issuance of common stock	—	—%	8,308	(4)	7%
Total sources	$65,826	100%	$124,846		100%
____________________________________
(1)Net cash provided by operating activities for the six months ended June 30, 2021 and the year ended December 31, 2020 was $65.3 million and $106.4 million, respectively.
(2)Our distributions covered by cash flows from operating activities for the year ended December 31, 2020 include cash flows from operating activities in excess of distributions from prior periods of $9.6 million.
(3)Net proceeds on the credit facilities, notes payable and repurchase facilities for the six months ended June 30, 2021 and the year ended December 31, 2020 were $292.2 million and $159.0 million, respectively.
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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
None.

Item 6.Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).

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
4.2
Master Indenture, dated as of July 28, 2021, by and among CMFT Net Lease Master Issuer, LLC, as issuer, and Citibank N.A., as indenture trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed August 3, 2021).

4.3
Series 2021-1 Indenture Supplement, dated as of July 28, 2021, by and among CMFT Net Lease Master Issuer, LLC, as issuer, and Citibank N.A., as indenture trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed August 3, 2021).

10.1
Master Repurchase Agreement, dated May 20, 2021, by and between CMFT RE Lending RF Sub WF, LLC and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed May 26, 2021).

10.2
Guaranty and Subordination Agreement, dated as of May 20, 2021, by CIM Real Estate Finance Trust, Inc. for the benefit of Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed May 26, 2021).

10.3
Loan Agreement, dated as of July 15, 2021, by and between the Borrowers identified on Schedule 1.1(A) thereto, and JPMorgan Chase Bank, National Association and DBR Investments Co. Limited (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed July 21, 2021).

10.4
Guaranty Agreement, dated July 15, 2021, by CIM Real Estate Finance Trust, Inc. for the benefit of JPMorgan Chase Bank, National Association and DBR Investments Co. Limited (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed July 21, 2021).

10.5
Guaranty, dated as of July 28, 2021, by CIM Real Estate Finance Operating Partnership, LP for the benefit of Citibank N.A., as indenture trustee (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed August 3, 2021).

10.6
Property Management Agreement, dated as of July 28, 2021, by and among CMFT Net Lease Master Issuer, LLC, as issuer, CIM Real Estate Finance Operating Partnership, LP, as issuer manager, CREI Advisors, LLC, as property manager and special servicer, KeyBank National Association, as back-up manager, and Citibank N.A., as indenture trustee (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed August 3, 2021).

10.7
First Amendment to Master Repurchase Agreement, dated July 27, 2021, by and between CMFT RE Lending RF Sub BB, LLC and Barclays Bank PLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed August 2, 2021).

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
Date: August 16, 2021