Form 10-Q
period 2021-09-30
CIM REAL ESTATE FINANCE TRUST, INC.
filed 2021-11-15
CIK 1498547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 8, 2021, there were approximately 362.2 million shares of common stock, par value $0.01 per share, of CIM Real Estate Finance Trust, Inc. outstanding.

CIM REAL ESTATE FINANCE TRUST, INC.

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands, except share and per share amounts) (Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Real estate assets:
Land	$812,308	$881,896
Buildings, fixtures and improvements	2,145,479	2,490,030
Intangible lease assets	347,370	389,564
Condominium developments	189,277	—
Total real estate assets, at cost	3,494,434	3,761,490
Less: accumulated depreciation and amortization	(459,138)	(453,385)
Total real estate assets, net	3,035,296	3,308,105
Real estate-related securities	185,247	38,194
Loans held-for-investment and related receivables, net	1,462,292	962,624
Less: Allowance for credit losses	(11,219)	(70,358)
Total loans held-for-investment and related receivables, net	1,451,073	892,266
Cash and cash equivalents	289,840	121,385
Restricted cash	36,762	7,023
Rents and tenant receivables, net	60,476	74,419
Prepaid expenses and other assets	16,830	10,406
Deferred costs, net	4,034	4,293
Assets held for sale	1,301	3,518
Total assets	$5,080,859	$4,459,609
LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable, repurchase facilities and credit facilities, net	$2,776,215	$2,144,993
Accrued expenses and accounts payable	36,935	30,419
Due to affiliates	15,124	14,723
Intangible lease liabilities, net	24,998	32,718
Distributions payable	10,985	10,969
Deferred rental income and other liabilities	11,666	27,361
Total liabilities	2,875,923	2,261,183
Commitments and contingencies
Redeemable common stock	170,629	—
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 490,000,000 shares authorized, 362,545,190 and 362,001,968 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	3,625	3,620
Capital in excess of par value	2,991,308	3,157,859
Accumulated distributions in excess of earnings	(962,190)	(961,006)
Accumulated other comprehensive income (loss)	1,564	(2,047)
Total stockholders’ equity	2,034,307	2,198,426
Total liabilities, redeemable common stock and stockholders’ equity	$5,080,859	$4,459,609
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Rental and other property income	$70,794	$66,011	$223,026	$194,550
Interest income	19,755	6,631	48,168	19,395
Total revenues	90,549	72,642	271,194	213,945
Operating expenses:
General and administrative	3,076	3,208	11,109	9,110
Property operating	11,157	5,214	32,632	16,890
Real estate tax	7,591	6,566	27,516	20,292
Expense reimbursements to related parties	2,516	1,439	8,387	6,674
Management fees	11,703	10,139	35,035	29,739
Transaction-related	6	58	37	308
Depreciation and amortization	22,801	19,967	73,186	60,486
Real estate impairment	891	476	5,268	15,983
(Decrease) increase in provision for credit losses	(1,792)	7,355	(1,101)	33,037
Total operating expenses	57,949	54,422	192,069	192,519
Gain on disposition of real estate and condominium developments, net	34,033	3,219	80,502	20,120
Merger-related expenses, net	(398)	(1,207)	(398)	(1,207)
Operating income	66,235	20,232	159,229	40,339
Other expense:
Interest expense and other, net	(20,381)	(15,964)	(56,863)	(47,240)
Loss on extinguishment of debt	(3,251)	(89)	(4,729)	(4,841)
Total other expense	(23,632)	(16,053)	(61,592)	(52,081)
Net income (loss)	$42,603	$4,179	$97,637	$(11,742)
Weighted average number of common shares outstanding:
Basic and diluted	362,705,253	309,694,214	362,387,909	310,497,436
Net income (loss) per common share:
Basic and diluted	$0.12	$0.01	$0.27	$(0.04)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (in thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$42,603	$4,179	$97,637	$(11,742)
Other comprehensive (loss) income
Unrealized (loss) gain on real estate-related securities	(813)	41	1,239	61
Reclassification adjustment for realized gain included in income as other income	—	—	(648)	—
Unrealized loss on interest rate swaps	(84)	(35)	(13)	(11,645)
Amount of (gain) loss reclassified from other comprehensive (loss) income into income (loss) as interest expense and other, net	(170)	3,979	3,033	8,299
Total other comprehensive (loss) income	(1,067)	3,985	3,611	(3,285)
Comprehensive income (loss)	$41,536	$8,164	101,248	(15,027)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (in thousands, except share amounts) (Unaudited)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance as of January 1, 2021	362,001,968	$3,620	$3,157,859	$(961,006)	$(2,047)	$2,198,426
Equity-based compensation	—	—	40	—	—	40
Distributions declared on common stock — $0.09 per common share	—	—	—	(32,906)	—	(32,906)
Comprehensive (loss) income	—	—	—	(2,753)	3,377	624
Balance as of March 31, 2021	362,001,968	$3,620	$3,157,899	$(996,665)	$1,330	$2,166,184
Issuance of common stock	917,769	9	6,651	—	—	6,660
Equity-based compensation	4,104	—	49	—	—	49
Distributions declared on common stock — $0.09 per common share	—	—	—	(32,948)	—	(32,948)
Changes in redeemable common stock	—	—	(173,628)	—	—	(173,628)
Comprehensive income	—	—	—	57,787	1,301	59,088
Balance as of June 30, 2021	362,923,841	$3,629	$2,990,971	$(971,826)	$2,631	$2,025,405
Issuance of common stock	1,334,145	13	9,591	—	—	9,604
Equity-based compensation	—	—	62	—	—	62
Distributions declared on common stock — $0.09 per common share	—	—	—	(32,967)	—	(32,967)
Redemptions of common stock	(1,712,796)	(17)	(12,315)	—	—	(12,332)
Changes in redeemable common stock	—	—	2,999	—	—	2,999
Comprehensive income (loss)	—	—	—	42,603	(1,067)	41,536
Balance as of September 30, 2021	362,545,190	$3,625	$2,991,308	$(962,190)	$1,564	$2,034,307

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (in thousands, except share amounts) (Unaudited) — Continued

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance as of January 1, 2020	311,207,725	$3,112	$2,606,925	$(816,181)	$(3,908)	$1,789,948
Cumulative effect of accounting changes	—	—	—	(2,002)	—	(2,002)
Issuance of common stock	2,223,298	22	19,209	—	—	19,231
Equity-based compensation	—	—	40	—	—	40
Distributions declared on common stock — $0.15 per common share	—	—	—	(48,332)	—	(48,332)
Redemptions of common stock	(2,256,037)	(22)	(19,492)	—	—	(19,514)
Changes in redeemable common stock	—	—	283	—	—	283
Comprehensive loss	—	—	—	(12,175)	(9,828)	(22,003)
Balance as of March 31, 2020	311,174,986	$3,112	$2,606,965	$(878,690)	$(13,736)	$1,717,651
Issuance of common stock	1,242,475	12	9,531	—	—	9,543
Equity-based compensation	—	—	40	—	—	40
Distributions declared on common stock — $0.04 per common share	—	—	—	(13,072)	—	(13,072)
Redemptions of common stock	(2,468,754)	(25)	(19,166)	—	—	(19,191)
Changes in redeemable common stock	—	—	9,643	—	—	9,643
Comprehensive (loss) income	—	—	—	(3,746)	2,558	(1,188)
Balance as of June 30, 2020	309,948,707	$3,099	$2,607,013	$(895,508)	$(11,178)	$1,703,426
Issuance of common stock	746,001	8	5,409	—	—	5,417
Equity-based compensation	—	—	40	—	—	40
Distributions declared on common stock — $0.09 per common share	—	—	—	(28,181)	—	(28,181)
Redemptions of common stock	(1,289,203)	(13)	(9,347)	—	—	(9,360)
Changes in redeemable common stock	—	—	170,912	—	—	170,912
Comprehensive income	—	—	—	4,179	3,985	8,164
Balance as of September 30, 2020	309,405,505	$3,094	$2,774,027	$(919,510)	$(7,193)	$1,850,418
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands) (Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$97,637	$(11,742)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization, net	71,535	59,546
Amortization of deferred financing costs	6,616	3,061
Amortization of fair value adjustment of mortgage notes payable assumed	(149)	(70)
Amortization and accretion on deferred loan fees	(1,945)	(1,603)
Amortization of premiums and discounts on credit investments	(6,368)	(342)
Capitalized interest income on real estate-related securities	(703)	(539)
Equity-based compensation	151	120
Straight-line rental income	(4,398)	(4,416)
Write-offs for uncollectible lease-related receivables	109	5,334
Gain on disposition of real estate assets and condominium developments, net	(80,502)	(20,120)
(Gain) loss on sale of credit investments, net	(902)	562
Amortization of fair value adjustment and gain on interest rate swaps	(2,887)	(11)
Loss on interest rate caps	171	—
Impairment of real estate assets	5,268	15,983
(Decrease) increase in provision for credit losses	(1,101)	33,037
Write-off of deferred financing costs	2,951	633
Changes in assets and liabilities:
Rents and tenant receivables, net	15,889	(12,923)
Prepaid expenses and other assets	(7,908)	1,698
Accrued expenses and accounts payable	7,040	9,552
Deferred rental income and other liabilities	(3,387)	(4,254)
Due to affiliates	401	(1,740)
Net cash provided by operating activities	97,518	71,766
Cash flows from investing activities:
Investment in real estate-related securities	(171,880)	(76,644)
Investment in broadly syndicated loans	(266,978)	(474,990)
Investment in real estate assets and capital expenditures	(23,391)	(18,795)
Origination and acquisition of loans held-for-investment, net	(720,134)	(223,608)
Origination and exit fees received on loans held-for-investment	7,320	3,200
Principal payments received on loans held-for-investment	285,104	80,263
Principal payments received on real estate-related securities	31	1,448
Net proceeds from sale of real estate-related securities	27,625	—
Net proceeds from disposition of real estate assets and condominium developments	459,705	194,691
Net proceeds from sale of broadly syndicated loans	55,224	25,837
Payment of property escrow deposits	—	(550)
Refund of property escrow deposits	—	250
Proceeds from the settlement of insurance claims	58	—
Net cash used in investing activities	(347,316)	(488,898)

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands) (Unaudited) — Continued

	Nine Months Ended September 30,
	2021	2020
Cash flows from financing activities:
Redemptions of common stock	(12,332)	(48,065)
Distributions to stockholders	(82,541)	(62,529)
Proceeds from notes payable, repurchase facilities and credit facilities	2,217,489	461,194
Repayments of notes payable, repurchase facilities and credit facilities	(1,633,426)	(223,351)
Termination of interest rate swaps	(6,401)	—
Payment of loan deposits	(650)	(65)
Refund of loan deposits	565	—
Deferred financing costs paid	(34,712)	(2,258)
Net cash provided by financing activities	447,992	124,926
Net increase (decrease) in cash and cash equivalents and restricted cash	198,194	(292,206)
Cash and cash equivalents and restricted cash, beginning of period	128,408	473,355
Cash and cash equivalents and restricted cash, end of period	$326,602	$181,149
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$289,840	$175,224
Restricted cash	36,762	5,925
Total cash and cash equivalents and restricted cash	$326,602	$181,149
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$10,985	$9,375
Accrued capital expenditures	$1,374	$365
Accrued deferred financing costs	$40	$251
Real estate acquired via foreclosure	$191,990	$—
Foreclosure of assets securing the mezzanine loans	$(79,968)	$—
Mortgage notes payable assumed in connection with foreclosure of assets securing the mezzanine loans	$102,553	$—
Mortgage note payable assumed by buyer in connection with disposition of real estate assets	$(31,801)	$—
Change in interest income capitalized to loans held-for-investment	$(9,469)	$539
Common stock issued through distribution reinvestment plan	$16,264	$34,191
Change in fair value of derivative instruments	$5,907	$(3,335)
Change in fair value of real estate-related securities	$591	$—
Supplemental Cash Flow Disclosures:
Interest paid	$52,200	$45,297
Cash paid for taxes	$1,851	$1,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited)
NOTE 1 — ORGANIZATION AND BUSINESS
CIM Real Estate Finance Trust, Inc. (the “Company”) is a non-exchange traded real estate investment trust (“REIT”) formed as a Maryland corporation on July 27, 2010, that elected to be taxed, and currently qualifies, as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2012. The Company operates a diversified portfolio of core commercial real estate assets primarily consisting of net leased properties located throughout the United States. The Company continues to pursue a more diversified investment strategy across the capital structure by balancing the Company’s existing core of commercial real estate assets leased to creditworthy tenants under long-term net leases with a portfolio of commercial mortgage loans and other credit investments in which the Company’s sponsor and its affiliates have expertise. As of September 30, 2021, the Company owned 403 properties, comprising 17.6 million rentable square feet of commercial space located in 40 states. As of September 30, 2021, the rentable square feet at these properties was 94.2% leased, including month-to-month agreements, if any. As of September 30, 2021, the Company’s loan portfolio consisted of 273 loans with a net book value of $1.5 billion, and investments in real estate-related securities with a net book value of $185.2 million. On January 7, 2021, the Company completed foreclosure proceedings to take control of the assets which previously secured its eight mezzanine loans, including 75 condominium units and 21 rental units across four buildings. As of September 30, 2021, the Company owned condominium developments with a net book value of $189.3 million.
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
CCO Group, LLC is a subsidiary of CIM and owns and controls CMFT Management, the Company’s manager, and is the indirect owner of CCO Capital, LLC (“CCO Capital”), the Company’s dealer manager, and CREI Advisors, LLC (“CREI Advisors”), the Company’s property manager. CCO Group, LLC and its subsidiaries (collectively, “CCO Group”) serve as the Company’s sponsor and as a sponsor to CIM Income NAV, Inc. (“CIM Income NAV”). The Company relies upon CIM Capital IC Management, LLC, the Company’s investment advisor (the “Investment Advisor”), to provide substantially all of the Company’s day-to-day management with respect to investments in securities.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) – (Continued)

(“CCIT III”) and Cole Credit Property Trust V, Inc. (“CCPT V”) (the “CCIT III and CCPT V Mergers”). On March 25, 2021, the Board reinstated the Secondary DRIP Offering, effective April 1, 2021.
The Board establishes an updated estimated per share net asset value (“NAV”) of the Company’s common stock on at least an annual basis for purposes of assisting broker-dealers that participated in the Offering in meeting their customer account reporting obligations under Financial Industry Regulatory Authority Rule 2231. Distributions are reinvested in shares of the Company’s common stock under the DRIP at the estimated per share NAV as determined by the Board. Additionally, the estimated per share NAV as determined by the Board serves as the per share NAV for purposes of the share redemption program. As of September 30, 2021, the estimated per share NAV of the Company’s common stock was $7.20, which was established by the Board on May 25, 2021 using a valuation date of March 31, 2021. Commencing on May 26, 2021, $7.20 served as the per share NAV under the DRIP. The Board previously established a per share NAV as of August 31, 2015, September 30, 2016, December 31, 2016, December 31, 2017, December 31, 2018, December 31, 2019, March 31, 2020 and June 30, 2020. The Company’s estimated per share NAVs are not audited or reviewed by its independent registered public accounting firm.
Pending Merger
On September 21, 2021, the Company, CIM Income NAV and Cypress Merger Sub, LLC, a wholly owned subsidiary of the Company (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Subject to the terms and conditions of the Merger Agreement, CIM Income NAV will merge with and into Merger Sub (the “CIM Income NAV Merger”), with Merger Sub surviving the CIM Income NAV Merger, such that following the CIM Income NAV Merger, the surviving entity will continue as a wholly owned subsidiary of the Company. In accordance with the applicable provisions of the Maryland General Corporation Law, the separate existence of CIM Income NAV shall cease.
At the effective time of the CIM Income NAV Merger and subject to the terms and conditions of the Merger Agreement, each issued and outstanding share of CIM Income NAV’s Class D common stock, $0.01 par value per share (the “Class D Common Stock”), will be converted into the right to receive 2.574 shares of the Company’s common stock, $0.01 par value per share (the “CMFT Common Stock”), each issued and outstanding share of CIM Income NAV’s Class T common stock, $0.01 par value per share (the “Class T Common Stock”), will be converted into the right to receive 2.510 shares of CMFT Common Stock, each issued and outstanding share of CIM Income NAV’s Class S common stock, $0.01 par value per share (the “Class S Common Stock”), will be converted into the right to receive 2.508 shares of CMFT Common Stock, and each issued and outstanding share of CIM Income NAV’s Class I common stock, $0.01 par value per share (the “Class I Common Stock” and, together with the Class D Common Stock, Class T Common Stock and Class S Common Stock, the “CIM Income NAV Common Stock”), will be converted into the right to receive 2.622 shares of CMFT Common Stock, in each case, subject to the treatment of fractional shares in accordance with the Merger Agreement (the “Merger Consideration”). At the effective time of the CIM Income NAV Merger and subject to the terms and conditions of the Merger Agreement, each issued and outstanding share of CIM Income NAV Common Stock granted under CIM Income NAV’s 2018 Equity Incentive Plan, whether vested or unvested, will be cancelled in exchange for an amount equal to the Merger Consideration for the applicable share class.
The Merger Agreement contains customary representations, warranties and covenants, including covenants relating to the conduct of CIM Income NAV’s and the Company’s respective businesses during the period between the execution of the Merger Agreement and the completion of the CIM Income NAV Merger, subject to certain exceptions.
CIM Income NAV has agreed not to solicit or enter into an agreement regarding an Acquisition Proposal (as defined in the Merger Agreement), and, subject to certain exceptions, is not permitted to enter into discussions or negotiations concerning, or provide nonpublic information to a third party in connection with, any Acquisition Proposal. However, prior to obtaining Stockholder Approval (as defined below), CIM Income NAV may engage in discussions or negotiations and provide nonpublic information to a third party which has made an unsolicited, bona fide written Acquisition Proposal if the special committee of CIM Income NAV’s board of directors determines in good faith, after consultation with outside legal counsel and outside financial advisors, that such Acquisition Proposal either constitutes or could reasonably be expected to lead to a Superior Proposal (as defined in the Merger Agreement).
The Merger Agreement also provides that prior to the Stockholder Approval, the board of directors may, under specified circumstances, make an Adverse Recommendation Change (as defined in the Merger Agreement), including withdrawing its recommendation of the CIM Income NAV Merger, subject to complying with certain conditions set forth in the Merger Agreement.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) – (Continued)

The Merger Agreement may be terminated under certain circumstances, including but not limited to, by either the Company or CIM Income NAV if the CIM Income NAV Merger has not been consummated on or before 11:59 p.m. New York City time on May 30, 2022 (the “Outside Date”), if a final and non-appealable order is entered permanently restraining or otherwise prohibiting the transactions contemplated by the Merger Agreement, if the Stockholder Approval has not been obtained at the stockholders meeting to be called to consider the CIM Income NAV Merger or upon a material uncured breach of the respective obligations, covenants or agreements by the other party that would cause the closing conditions in the Merger Agreement not to be satisfied.
In addition, CIM Income NAV may terminate the Merger Agreement in order to enter into an “Alternative Acquisition Agreement” with respect to a “Superior Proposal” (each as defined in the Merger Agreement) at any time prior to receipt by CIM Income NAV of the Stockholder Approval pursuant to and subject to the terms and conditions of the Merger Agreement.
The Company may terminate the Merger Agreement at any time prior to the receipt of the Stockholder Approval, in certain limited circumstances, including upon (i) an Adverse Recommendation Change, (ii) a tender offer or exchange offer that is commenced which CIM Income NAV’s board of directors fails to recommend against or (iii) a breach by CIM Income NAV, in any material respect, of its obligations under the no solicitation provisions set forth in the Merger Agreement.
If the Merger Agreement is terminated because the CIM Income NAV Merger was not consummated before the Outside Date or because the Stockholder Approval was not obtained, and (i) an Acquisition Proposal has been publicly announced or otherwise communicated to CIM Income NAV stockholders prior to the CIM Income NAV Stockholders Meeting (as defined in the Merger Agreement) and (ii) within 12 months after the date of such termination (A) CIM Income NAV consummates or enters into an agreement (that is thereafter consummated) in respect of an Acquisition Proposal for 50% or more of CIM Income NAV’s equity or 75% or more of CIM Income NAV’s assets or (B) the board of directors of CIM Income NAV recommends or fails to recommend against an Acquisition Proposal structured as a tender or exchange offer for 75% or more of CIM Income NAV’s equity and such Acquisition Proposal is actually consummated, then CIM Income NAV must pay the Company a termination payment of $14.78 million and up to $2.68 million as reimbursement for CMFT’s Expenses (as defined in the Merger Agreement).
The Merger Agreement provides that, in connection with the termination of the Merger Agreement under specified circumstances, CIM Income NAV may be required to pay to the Company a termination payment of $14.78 million and reimburse CMFT’s Expenses up to an amount equal to $2.68 million. However, the termination payment payable by CIM Income NAV to the Company will be $6.72 million if the Merger Agreement is terminated before the end of the “Window Period End Time” by (i) CIM Income NAV in order for CIM Income NAV to accept a Superior Proposal from a Qualified Bidder (as defined in the Merger Agreement) or (ii) the Company in response to an Adverse Recommendation Change with respect to or as a result of a Superior Proposal by a Qualified Bidder. The term “Window Period End Time” in the Merger Agreement means, with respect to a Qualified Bidder, the later of (i) 11:59 p.m. (New York City time) on October 21, 2021, and (ii) 11:59 p.m. (New York City time) on the first (1st) business day after the end of a required notice period with respect to a Superior Proposal by such Qualified Bidder provided that such notice period (as may be extended) began on or prior to 11:59 p.m. (New York City Time) on October 21, 2021.
The obligation of each party to consummate the CIM Income NAV Merger is subject to a number of customary conditions, including receipt of the approval of the CIM Income NAV Merger (and of an amendment to the CIM Income NAV charter that is required to consummate the CIM Income NAV Merger) by holders of a majority of the outstanding shares of the CIM Income NAV Common Stock entitled to vote thereon (the “Stockholder Approval”), delivery of certain documents and legal opinions, the truth and correctness of the representations and warranties of the parties (subject to the materiality standards contained in the Merger Agreement), the effectiveness of the registration statement on Form S-4 (Registration No. 333-260358) filed by the Company on October 19, 2021 to register the shares of the CMFT Common Stock to be issued as consideration in the CIM Income NAV Merger, and the absence of a CIM Income NAV Material Adverse Effect or CMFT Material Adverse Effect (as each term is defined in the Merger Agreement).
Concurrently with the entry into the Merger Agreement, CIM Income NAV, its operating partnership and its advisor entered into a letter agreement (the “Termination Agreement”). Pursuant to the Termination Agreement, the advisory agreement between CIM Income NAV and its advisor (the “Advisory Agreement”) will be terminated at the effective time of the CIM Income NAV Merger. Also pursuant to the Termination Agreement, CIM Income NAV’s advisor agreed to waive any Performance Fee (as defined in the Advisory Agreement) it otherwise would be entitled to pursuant to the Advisory Agreement related to the CIM Income NAV Merger. In the event the Merger Agreement is terminated in accordance with its terms, the Termination Agreement will be automatically terminated.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) – (Continued)

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
Reclassifications
Certain amounts in the Company’s prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation. Other than as shown below, the reclassifications had no effect on previously reported totals or subtotals. The reclassifications have been made to the condensed consolidated statements of operations for the three and nine months ended September 30, 2020 as follows (in thousands):

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	As previously reported	Reclassification	As Revised	As previously reported	Reclassification	As Revised
Condensed Consolidated Statements of Operations
General and administrative	$3,762	$(554)	$3,208	$11,679	$(2,569)	$9,110
Management fees	$10,934	$(795)	$10,139	$33,422	$(3,683)	$29,739
Transaction-related	$148	$(90)	$58	$730	$(422)	$308
Expense reimbursements to related parties	$—	$1,439	$1,439	$—	$6,674	$6,674
Condensed Consolidated Statements of Cash Flows
Accrued expenses and accounts payable				$5,344	$4,208	$9,552
Net cash provided by operating activities				$67,558	$4,208	$71,766
Repayments of notes payable, repurchase facilities and credit facilities				$(219,143)	$(4,208)	$(223,351)
Net cash provided by financing activities				$129,134	$(4,208)	$124,926
Additionally, the Company reclassified $1.2 million of merger-related expenses, net that were previously included in operating expenses in the condensed consolidated statements of operations for the three and nine months ended September 30, 2020. This reclassification had no effect on previously reported operating income in the condensed consolidated statements of operations.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) – (Continued)

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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, lease concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; and changes in anticipated holding periods. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. During the nine months ended September 30, 2021, as part of the Company’s quarterly impairment review procedures, the Company recorded impairment charges of $5.3 million related to 11 properties, of which impairment at seven properties was due to sales prices that were less than their respective carrying values and impairment at four properties was due to vacancy. The Company’s impairment assessment as of September 30, 2021 was based on the most current information available to the Company, including expected holding periods. If the Company’s expected holding periods for assets change, subsequent tests for impairment could result in additional impairment charges in the future. The Company cannot provide any assurance that additional material impairment charges with respect to the Company’s real estate assets will not occur during 2021 or in future periods. During the nine months ended September 30, 2020, the Company recorded impairment charges of $16.0 million related to 10 properties due to revised cash flow estimates as a result of market conditions and one property due to a tenant bankruptcy. The assumptions and uncertainties utilized in the evaluation of the impairment of real estate assets are discussed in detail in Note 3 — Fair Value Measurements. See also Note 4 — Real Estate Assets for further discussion regarding real estate investment activity.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the assets related to the property and estimate its fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount is then recorded to reflect the estimated fair value of the property, net of selling costs. As of September 30, 2021, the Company identified one property with a fair value of $1.3 million as held for sale, which was sold subsequent to September 30, 2021 at a gain of $16,000. As of December 31, 2020, the Company identified one property with a fair value of $3.5 million as held for sale, which was sold during the nine months ended September 30, 2021. No gain or loss was recognized on this disposition.
Disposition of Real Estate Assets
Gains and losses from dispositions are recognized once the various criteria relating to the terms of sale and any subsequent involvement by the Company with the asset sold are met. A discontinued operation includes only the disposal of a component of an entity and represents a strategic shift that has (or will have) a major effect on an entity’s financial results. The Company’s dispositions during the nine months ended September 30, 2021 and 2020 did not qualify for discontinued operations

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) – (Continued)

presentation and thus, the results of the properties and condominiums that were sold will remain in operating income, and any associated gains or losses from the disposition are included in gain on disposition of real estate and condominium developments, net. See Note 4 — Real Estate Assets for a discussion of the disposition of individual properties and condominiums during the nine months ended September 30, 2021.
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
Restricted Cash
The Company had $36.8 million and $7.0 million in restricted cash as of September 30, 2021 and December 31, 2020, respectively. Included in restricted cash was $6.9 million and $3.6 million held by lenders in lockbox accounts, as of September 30, 2021 and December 31, 2020, respectively. As part of certain debt agreements, rents from certain encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess is disbursed to the Company. Also included in restricted cash was $29.8 million and $3.4 million of construction reserves, amounts held by lenders in escrow accounts for real estate taxes and other lender reserves for certain properties, in accordance with the associated lender’s loan agreement, as of September 30, 2021 and December 31, 2020, respectively.
Real Estate-Related Securities
Real estate-related securities consists primarily of the Company’s investment in commercial mortgage-backed securities (“CMBS”) and preferred units. The Company determines the appropriate classification for real estate-related securities at the time of purchase and reevaluates such designation as of each balance sheet date.
As of September 30, 2021, the Company classified its investments in CMBS as available-for-sale as the Company is not actively trading the securities; however, the Company may sell them prior to their maturity. These investments are carried at their estimated fair value with unrealized gains and losses reported in other comprehensive (loss) income. During the nine months ended September 30, 2021, the Company invested $108.4 million in CMBS. During the same period, the Company sold CMBS with a carrying value of $27.0 million resulting in net proceeds of $27.6 million and a gain of $648,000. As of September 30, 2021, the Company had investments in 15 CMBS with an estimated aggregate fair value of $121.8 million.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) – (Continued)

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
During the nine months ended September 30, 2021, the Company invested $63.5 million in preferred units related to a multi-family, office and retail building in Fort Lauderdale, Florida with a preferred dividend rate of 8.9% and a maturity date of June 1, 2022. As of September 30, 2021, the Company classified the investment as held-to-maturity as the Company has the intent and ability to hold the preferred units to maturity and included the investment in real estate-related securities on the condensed consolidated balance sheets. Investments classified as held-to-maturity are initially recognized at cost and are subsequently measured using amortized cost.
The amortized cost of real estate-related securities is adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method and is recorded in the accompanying condensed consolidated statements of operations in interest income. Upon the sale of a security, the realized net gain or loss is computed on the specific identification method.
Interest earned is either received in cash or capitalized to real estate-related securities in the Company’s condensed consolidated balance sheets. Interest is capitalized when certain conditions are met as specified in each security agreement. During the three and nine months ended September 30, 2021, the Company capitalized $703,000 of interest income to real estate-related securities. No such amounts were capitalized during the three and nine months ended September 30, 2020.
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
Interest earned is either received in cash or capitalized to loans held-for-investment and related receivables, net in the Company’s condensed consolidated balance sheets. Interest is capitalized when certain conditions are met as specified in each loan agreement. During the three and nine months ended September 30, 2020, the Company recorded $6.6 million and $19.4 million, respectively, in interest income on its credit investments, $539,000 of which was capitalized during the nine months ended September 30, 2020. No such amounts were capitalized during the three months ended September 30, 2020.
Accrual of interest income is suspended on nonaccrual loans. Loans that are past due 90 days or more as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual status. Interest collected is recognized on a cash basis by crediting income when received. Loans may be restored to accrual status when all principal and interest are current and full repayment of the remaining contractual principal and interest are reasonably assured. As of September 30, 2021, the Company did not have nonaccrual loans.
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
September 30, 2021 (Unaudited) – (Continued)

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
September 30, 2021 (Unaudited) – (Continued)

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
The Company has an investment in a real estate property that is subject to a ground lease, for which a lease liability and right of use (“ROU”) asset of $2.3 million and $2.4 million was recorded as of September 30, 2021 and December 31, 2020, respectively. See Note 14 — Leases for a further discussion regarding this ground lease.
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
Development Activities
Project costs and expenses, including interest incurred, associated with the development, construction and lease-up of a real estate project are capitalized as construction in progress. During the nine months ended September 30, 2021, the Company capitalized $1.4 million of interest expense associated with the development of condominiums acquired via foreclosure, which is included in condominium developments in the accompanying condensed consolidated balance sheets. There were no development projects during the nine months ended September 30, 2020.
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
September 30, 2021 (Unaudited) – (Continued)

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
During the nine months ended September 30, 2021, the Company identified certain tenants where collection was no longer probable. For these tenants, the Company made the determination to record revenue on a cash basis and wrote off a net total of outstanding receivables of $109,000 for the nine months ended September 30, 2021. These write-offs reduced rental and other property income during the nine months ended September 30, 2021.
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
See Note 15 — Segment Reporting for a further discussion regarding these segments.
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
In April 2020, the Financial Accounting Standards Board (the “FASB”) issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the current novel coronavirus (“COVID-19”) pandemic. Due to the business disruptions and challenges severely affecting the global economy caused by the COVID-19 pandemic, many lessors may be required to provide rent deferrals and other lease concessions to lessees. While the lease modification guidance in ASU No. 2016-02, Leases (Topic 842) (“ASC 842”) addresses routine changes to lease terms resulting from negotiations between the lessee and the lessor, this guidance did not contemplate concessions being so rapidly executed to address the sudden liquidity constraints of some lessees arising from COVID-19 related impacts. Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) – (Continued)

framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances.
The Company has elected to apply this guidance to avoid performing a lease by lease analysis for the lease concessions that (1) were granted as relief due to COVID-19 related impacts and (2) result in the cash flows remaining substantially the same or less than the original contract and will account for these lease concessions as if no changes were made to the leases. During the three and nine months ended September 30, 2021, the majority of the lease concessions provided by the Company were in the form of rental abatements, to certain tenants in response to the impact of the COVID-19 pandemic on those tenants.
As of November 8, 2021, the Company has collected approximately 99% of rental payments billed to tenants during the three months ended September 30, 2021. During the three months ended September 30, 2021, the Company granted an additional $104,000 in rent deferrals. As of November 8, 2021, the Company collected $6.4 million of deferred rent, representing approximately 97% of amounts due through September 30, 2021.
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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Real estate-related securities — The Company generally determines the fair value of its real estate-related securities by utilizing broker-dealer quotations, reported trades or valuation estimates from pricing models to determine the reported price. Pricing models for real estate-related securities are generally discounted cash flow models that usually consider the attributes applicable to a particular class of security (e.g., credit rating, seniority), current market data, and estimated cash flows for each class and incorporate deal collateral performance such as prepayment speeds and default rates, as available. Depending upon the

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) – (Continued)

significance of the fair value inputs used in determining these fair values, these securities are valued using Level 1, Level 2 or Level 3 inputs.
Credit facilities and notes payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of September 30, 2021, the estimated fair value of the Company’s debt was $2.74 billion, compared to a carrying value of $2.81 billion. The estimated fair value of the Company’s debt as of December 31, 2020 was $2.14 billion, compared to a carrying value of $2.15 billion.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2021 and December 31, 2020, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Loans held-for-investment — The Company’s loans held-for-investment are recorded at cost upon origination and adjusted by net loan origination fees and discounts. The Company estimates the fair value of its loans held-for-investment by performing a present value analysis for the anticipated future cash flows using an appropriate market discount rate taking into consideration the credit risk. The Company has determined that its CRE loans held-for-investment are classified in Level 3 of the fair value hierarchy. The Company’s broadly syndicated loans are classified as Level 2 or Level 3 depending on the number of market quotations or indicative prices from pricing services that are available, and whether the depth of the market is sufficient to transact at those prices in amounts approximating the Company’s investment position at the measurement date. As of September 30, 2021, $474.9 million and $96.8 million of the Company’s broadly syndicated loans were classified in Level 2 and Level 3 of the fair value hierarchy, respectively. As of December 31, 2020, $359.6 million and $114.1 million of the Company’s broadly syndicated loans were classified in Level 2 and Level 3 of the fair value hierarchy, respectively. As of September 30, 2021, the estimated fair value of the Company’s loans held-for-investment and related receivables, net was $1.47 billion, compared to its carrying value of $1.45 billion. As of December 31, 2020, the estimated fair value of the Company’s loans held-for-investment was $907.8 million, compared to its carrying value of $892.3 million.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of September 30, 2021 and December 31, 2020, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) – (Continued)

Items Measured at Fair Value on a Recurring Basis
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 (in thousands):

	Balance as of September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
CMBS	$121,756	$47,750	$32,133	$41,873
Interest rate caps	51	—	51	—
Total financial assets	$121,807	$47,750	$32,184	$41,873

	Balance as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
CMBS	$38,194	$—	$27,461	$10,733
Total financial assets	$38,194	$—	$27,461	$10,733
Financial liabilities:
Interest rate swaps	$(12,308)	$—	$(12,308)	$—
Total financial liabilities	$(12,308)	$—	$(12,308)	$—
The following are reconciliations of the changes in financial assets with Level 3 inputs in the fair value hierarchy for the nine months ended September 30, 2021 (in thousands):

CMBS
Beginning Balance, January 1, 2021	$10,733
Total gains and losses:
Unrealized loss included in other comprehensive income (loss), net	1,045
Purchases and payments received:
Purchases	34,491
Discounts, net	(5,068)
Capitalized interest income	703
Principal payments received	(31)
Ending Balance, September 30, 2021	$41,873
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) – (Continued)

As discussed in Note 4 — Real Estate Assets, during the nine months ended September 30, 2021, real estate assets related to 11 properties were deemed to be impaired and their carrying values were reduced to an estimated fair value of $43.1 million, resulting in impairment charges of $5.3 million. During the nine months ended September 30, 2020, real estate assets related to 11 properties were deemed to be impaired and their carrying values were reduced to an estimated fair value of $71.5 million, resulting in impairment charges of $16.0 million. The Company estimates fair values using Level 3 inputs and a combined income and market approach, specifically using discounted cash flow analysis and recent comparable sales transactions. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgment and to make certain key assumptions, including, but not limited to, the following: (1) terminal capitalization rates; (2) discount rates; (3) the number of years the property will be held; (4) property operating expenses; and (5) re-leasing assumptions, including the number of months to re-lease, market rental income and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and the future performance and sustainability of the Company’s tenants. The Company determined that the selling prices used to determine the fair values were Level 2 inputs.
The following summarizes the ranges of discount rates and terminal capitalization rates used for the Company’s impairment test for the real estate assets during the nine months ended September 30, 2021:

Nine Months Ended September 30,
2021		2020
Discount Rate	Terminal Capitalization Rate	Discount Rate	Terminal Capitalization Rate
8.0% – 9.7%	7.5% – 9.2%	7.9% – 9.7%	7.4% – 9.2%
The following table presents the impairment charges by asset class recorded during the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Asset class impaired:
Land	$997	$3,595
Buildings, fixtures and improvements	4,138	11,737
Intangible lease assets	263	696
Intangible lease liabilities	(130)	(45)
Total impairment loss	$5,268	$15,983
NOTE 4 — REAL ESTATE ASSETS
2021 Property Acquisitions
During the nine months ended September 30, 2021, the Company did not acquire any properties.
Assets Acquired Via Foreclosure
On January 7, 2021, the Company completed foreclosure proceedings to take control of the assets which previously secured its eight mezzanine loans, including 75 condominium units and 21 rental units across four buildings, including certain units that are under development. No land was acquired in connection with the foreclosure.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) – (Continued)

The following table summarizes the purchase price allocation for the real estate acquired via foreclosure (in thousands):

As of September 30, 2021
Buildings, fixtures and improvements	$192,182
Acquired in-place leases and other intangibles	134
Intangible lease liabilities	(326)
Total purchase price	$191,990
In connection with the foreclosure, the Company assumed $102.6 million of mortgage notes payable related to the assets, as further discussed in Note 9 — Notes Payable, Repurchase Facilities and Credit Facilities.
2021 Condominium Development Project
During the nine months ended September 30, 2021, the Company capitalized $5.9 million of expenses as construction in progress associated with the development of condominiums acquired via foreclosure, which is included in condominium developments in the accompanying condensed consolidated balance sheets.
2021 Condominium Dispositions
During the nine months ended September 30, 2021, the Company disposed of condominium units for an aggregate sales price of $28.6 million, resulting in proceeds of $26.5 million after closing costs and a gain of $4.9 million. The Company has no continuing involvement with these condominium units. The gain on sale of condominium units is included in gain on disposition of real estate and condominium developments, net in the condensed consolidated statements of operations.
2021 Property Dispositions and Real Estate Assets Held for Sale
During the nine months ended September 30, 2021, the Company disposed of 113 properties, including 109 retail properties, three anchored shopping centers, one industrial property and an outparcel of land for an aggregate gross sales price of $484.4 million, resulting in proceeds of $470.2 million after closing costs and a gain of $75.6 million. The Company has no continuing involvement with these properties. The gain on sale of real estate is included in gain on disposition of real estate and condominium developments, net in the condensed consolidated statements of operations.
As of September 30, 2021, there was one property classified as held for sale with a carrying value of $1.3 million included in assets held for sale in the accompanying condensed consolidated balance sheets. Subsequent to September 30, 2021, the Company disposed of this property, as further discussed in Note 16 — Subsequent Events.
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
During the nine months ended September 30, 2021, 11 properties totaling approximately 260,000 square feet with a carrying value of $48.4 million were deemed to be impaired and their carrying values were reduced to an estimated fair value of $43.1 million, resulting in impairment charges of $5.3 million, which were recorded in the condensed consolidated statements of operations. See Note 3 — Fair Value Measurements for a further discussion regarding these impairment charges.
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
September 30, 2021 (Unaudited) – (Continued)

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
2020 Property Dispositions
During the nine months ended September 30, 2020, the Company disposed of 19 properties, consisting of 12 retail properties and seven anchored shopping centers, for an aggregate gross sales price of $199.2 million, resulting in proceeds of $194.7 million after closing costs and disposition fees due to CMFT Management or its affiliates, and a gain of $20.1 million. The Company has no continuing involvement with these properties. The gain on sale of real estate is included in gain on disposition of real estate and condominium developments, net in the condensed consolidated statements of operations.
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
NOTE 5 — INTANGIBLE LEASE ASSETS AND LIABILITIES
Intangible lease assets and liabilities consisted of the following as of September 30, 2021 and December 31, 2020 (in thousands, except weighted average life remaining):

	September 30, 2021	December 31, 2020
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $137,730 and $132,967, respectively (with a weighted average life remaining of 9.3 years and 9.7 years, respectively)
	$173,336	$217,431
Acquired above-market leases, net of accumulated amortization of $21,704 and $22,054, respectively (with a weighted average life remaining of 7.7 years and 7.6 years, respectively)
	14,600	17,112
Total intangible lease assets, net	$187,936	$234,543
Intangible lease liabilities:
Acquired below-market leases, net of accumulated amortization of $32,303 and $31,933, respectively (with a weighted average life remaining of 7.3 years and 7.5 years, respectively)
	$25,337	$32,718
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
The following table summarizes the amortization related to the intangible lease assets and liabilities for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
In-place lease and other intangible amortization	$6,865	$5,837	$22,066	$17,392
Above-market lease amortization	$590	$772	$1,839	$2,409
Below-market lease amortization	$1,240	$1,273	$4,083	$3,939

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) – (Continued)

As of September 30, 2021, the estimated amortization relating to the intangible lease assets and liabilities is as follows (in thousands):

	Amortization
	In-Place Leases and Other Intangibles	Above-Market Leases	Below-Market Leases
Remainder of 2021	$6,714	$586	$1,221
2022	25,224	2,249	4,319
2023	21,965	1,996	3,655
2024	18,797	1,501	2,695
2025	15,034	1,259	2,326
Thereafter	85,602	7,009	11,121
Total	$173,336	$14,600	$25,337
NOTE 6 — REAL ESTATE-RELATED SECURITIES
As of September 30, 2021, the Company had CMBS investment securities and an investment in preferred units with an aggregate estimated fair value of $185.2 million. The CMBS mature on various dates from September 2023 through June 2058 and have interest rates ranging from 1.2% to 13.0%, with one CMBS earning a zero coupon rate. The preferred units mature on June 1, 2022 and have an interest rate of 8.9%. The following is a summary of the Company’s real estate-related securities as of September 30, 2021 (in thousands):

	Real Estate-Related Securities
	Amortized Cost Basis	Unrealized Gain	Fair Value
CMBS	$120,019	$1,738	$121,757
Preferred units	63,490	—	63,490
Total real estate-related securities	$183,509	$1,738	$185,247
The following table provides the activity for the real estate-related securities during the nine months ended September 30, 2021 (in thousands):

	Amortized Cost Basis	Unrealized Gain	Fair Value
Real estate-related securities as of January 1, 2021	$37,047	$1,147	$38,194
Face value of real estate-related securities acquired	114,373	—	114,373
Investment in preferred units	63,490	—	63,490
Premiums and discounts on purchase of real estate-related securities, net of acquisition costs	(5,982)	—	(5,982)
Amortization of discount on real estate-related securities	886	—	886
Sale of real estate-related securities	(26,977)	(648)	(27,625)
Capitalized interest income on real estate-related securities	703	—	703
Principal payments received on real estate-related securities	(31)	—	(31)
Unrealized gain on real estate-related securities	—	1,239	1,239
Real estate-related securities as of September 30, 2021	$183,509	$1,738	$185,247
During the nine months ended September 30, 2021, the Company invested $171.9 million in CMBS and preferred units. During the same period, the Company sold CMBS with a carrying value of $27.0 million resulting in net proceeds of $27.6 million and a gain of $648,000. Unrealized gains and losses on CMBS are recorded in other comprehensive (loss) income, with a portion of the amount subsequently reclassified into interest expense and other, net in the accompanying condensed consolidated statements of operations as securities are sold and gains and losses are recognized. During the three and nine months ended September 30, 2021, the Company recorded $813,000 and $1.2 million, respectively, of unrealized gains on its CMBS included in other comprehensive (loss) income in the accompanying condensed consolidated statements of comprehensive income (loss).

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) – (Continued)

The scheduled maturities of the Company’s real estate-related securities as of September 30, 2021 are as follows (in thousands):

	Real estate-related securities
	Amortized Cost	Estimated Fair Value
Due within one year	$63,490	$63,490
Due after one year through five years	79,882	79,882
Due after five years through ten years	—	—
Due after ten years	40,137	41,875
Total	$183,509	$185,247
Actual maturities of real estate-related securities can differ from contractual maturities because borrowers on certain corporate credit securities may have the right to prepay their respective debt obligations at any time. In addition, factors such as prepayments and interest rates may affect the yields on such securities.
In estimating credit losses related to real estate-related securities, management considers a variety of factors, including (1) whether the Company has the intent to sell the impaired security before the recovery of its amortized cost basis, (2) whether the Company expects to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value, and (3) whether the Company expects to recover the entire amortized cost basis of the security. As of September 30, 2021, the Company had no credit losses related to real estate-related securities.
NOTE 7 — LOANS HELD-FOR-INVESTMENT
The Company’s loans held-for-investment consisted of the following as of September 30, 2021 and December 31, 2020 (dollar amounts in thousands):

	As of September 30,	As of December 31,
	2021	2020
Mezzanine loans	$—	$147,475
Senior loans	890,804	341,546
Total CRE loans held-for-investment and related receivables, net	890,804	489,021
Broadly syndicated loans	571,488	473,603
Loans held-for-investment and related receivables, net	$1,462,292	$962,624

Less: Allowance for credit losses	$(11,219)	$(70,358)
Total loans held-for-investment and related receivable, net	$1,451,073	$892,266
During the nine months ended September 30, 2021, the Company invested $267.0 million in broadly syndicated loans. During the same period, the Company received $188.1 million of principal payments on broadly syndicated loans and sold $55.5 million of broadly syndicated loans, resulting in proceeds of $55.2 million after closing costs and a gain of $254,000. The gain was recorded as a decrease to interest expense and other, net in the condensed consolidated statements of operations. As of September 30, 2021, the Company had $87.4 million of unsettled broadly syndicated loan purchases included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.
As of September 30, 2021, the Company had $123.7 million of unfunded commitments related to CRE loans held-for-investment, the funding of which is subject to the satisfaction of borrower milestones. These commitments are not reflected in the accompanying condensed consolidated balance sheets.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) – (Continued)

The following table details overall statistics for the Company’s loans held-for-investment as of September 30, 2021 and December 31, 2020 (dollar amounts in thousands):

	CRE Loans (1) (2)		Broadly Syndicated Loans
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Number of loans	11	12	262	194
Principal balance	$900,533	$481,438	$574,787	$477,777
Net book value	$885,517	$428,393	$565,556	$463,873
Weighted-average interest rate	3.7%	7.5%	3.6%	3.8%
Weighted-average maximum years to maturity	2.7	2.2	5.0	4.9
____________________________________
(1)    As of September 30, 2021, 100% of the Company’s CRE loans by principal balance earned a floating rate of interest, primarily indexed to U.S. dollar LIBOR.
(2)    Maximum maturity date assumes all extension options are exercised by the borrower; however, the Company’s CRE loans may be repaid prior to such date.
Activity relating to the Company’s loans held-for-investment portfolio was as follows (dollar amounts in thousands):

	Principal Balance	Deferred Fees / Other Items (1)	Loan Fees Receivable	Net Book Value
Balance, January 1, 2021	$959,215	$(74,116)	$7,167	$892,266
Loan originations and acquisitions	993,841	—	—	993,841
Cure payments receivable (2)	—	(7,351)	—	(7,351)
Sale of loans	(55,498)	528	—	(54,970)
Principal repayments received (3)	(285,449)	345	—	(285,104)
Capitalized interest (2)	(9,469)	—	—	(9,469)
Deferred fees and other items	—	(9,206)	—	(9,206)
Accretion and amortization of fees and other items	—	2,583	—	2,583
Foreclosure of assets (2)	(127,320)	3,831	(7,167)	(130,656)
Allowance for credit losses (4)	—	59,139	—	59,139
Balance, September 30, 2021	$1,475,320	$(24,247)	$—	$1,451,073
____________________________________
(1)    Other items primarily consist of allowance for credit losses (as discussed below), purchase discounts or premiums, accretion of exit fees and deferred origination expenses.
(2)    During the nine months ended September 30, 2021, the Company completed foreclosure of the assets which previously secured its eight mezzanine loans.
(3)    Includes the repayment of a $69.2 million senior loan prior to the maturity date.
(4)    Includes the reversal of the allowance for credit losses related to the mezzanine loans upon foreclosure of the assets which previously secured the loans, as further discussed below in “Allowance for Credit Losses,” partially offset by the increase in allowance for credit losses related to the Company’s loans held-for-investment during the nine months ended September 30, 2021.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) – (Continued)

The following table presents the activity in the Company’s allowance for credit losses by loan type for the nine months ended September 30, 2021 (dollar amounts in thousands):

	Mezzanine Loans	Senior Loans	Broadly Syndicated Loans	Total
Allowance for credit losses as of January 1, 2021	$58,038	$2,590	$9,730	$70,358
Foreclosure of assets (1)	(58,038)	—	—	(58,038)
Provision for (reversal of) credit losses	—	1,295	(727)	568
Allowance for credit losses as of March 31, 2021	$—	$3,885	$9,003	$12,888
Provision for (reversal of) credit losses	—	2,581	(2,458)	123
Allowance for credit losses as of June 30, 2021	$—	$6,466	$6,545	$13,011
Reversal of provision for credit losses	—	(1,179)	(613)	(1,792)
Allowance for credit losses as of September 30, 2021	$—	$5,287	$5,932	$11,219
____________________________________
(1)    During the nine months ended September 30, 2021, the Company completed foreclosure of the assets which previously secured its eight mezzanine loans.
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
The Company also classifies a financial instrument as a troubled debt restructuring when receivables from third parties, real estate, or other assets are transferred from the debtor to the creditor in order to fully or partially satisfy a debt, such as in the event of a foreclosure or repossession. During the year ended December 31, 2019, the borrower on the Company’s eight  mezzanine loans became delinquent on certain required reserve payments. Throughout 2020, the borrower remained delinquent on the required reserve payments and became delinquent on principal and interest. As a result, the Company classified the loans as a troubled debt restructuring and commenced foreclosure proceedings during the year ended December 31, 2020. Upon completing foreclosure in January 2021, the Company took control of the assets which previously secured the loans, including 75 condominium units and 21 rental units across four buildings. As a result of the foreclosure, the Company recorded a $58.0 million decrease to its provision for credit losses related to its mezzanine loans during the three months ended March 31, 2021. During the nine months ended September 30, 2021, the Company recorded a $1.1 million net decrease to the provision for credit losses related to its senior loans and broadly syndicated loans to reflect the estimated fair value of such loans, bringing the total allowance for credit losses to $11.2 million as of September 30, 2021. The Company recorded a decrease in the provision for credit losses related to its senior loans and broadly syndicated loans during the three months ended September 30, 2021 due to the ongoing market recovery from COVID-19 and the resulting improvement in the performance of the collateral assets underlying the portfolio.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) – (Continued)

The Company’s primary credit quality indicator is its risk ratings, which are further discussed above. The following table presents the net book value of the Company’s loans held-for-investment portfolio as of September 30, 2021 by year of origination, loan type, and risk rating (dollar amounts in thousands):

		Amortized Cost of Loans Held-For-Investment by Year of Origination (1)
		As of September 30, 2021
	Number of Loans	2021	2020	2019	Total
Senior loans by internal risk rating:
1	—	$—	$—	$—	$—
2	—	—	—	—	—
3	11	705,930	137,544	47,330	890,804
4	—	—	—	—	—
5	—	—	—	—	—
Total senior loans	11	705,930	137,544	47,330	890,804
Broadly syndicated loans by internal risk rating:
1	—	—	—	—	—
2	3	—	8,299	—	8,299
3	257	227,648	326,614	3,044	557,306
4	2	—	5,883	—	5,883
5	—	—	—	—	—
Total broadly syndicated loans	262	227,648	340,796	3,044	571,488
Less: Allowance for credit losses					(11,219)
Total loans held-for-investment and related receivables, net	273				$1,451,073
Weighted Average Risk Rating (2)					3.0
____________________________________
(1)    Date loan was originated or acquired by the Company. Origination dates are subsequently updated to reflect material loan modifications.
(2)    Weighted average risk rating calculated based on carrying value at period end.
NOTE 8 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. During the nine months ended September 30, 2021, three of the Company’s interest rate swap agreements matured. Additionally, in connection with the origination of the Mortgage Loan (as defined below in Note 9 — Notes Payable, Repurchase Facilities and Credit Facilities), the Company terminated its two remaining interest rate swap agreements. The Company also entered into five interest rate cap agreements during the nine months ended September 30, 2021. As of September 30, 2021, the Company had five non-designated interest rate cap agreements and no interest rate swap agreements designated as hedging instruments.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) – (Continued)

The following table summarizes the terms of the Company’s interest rate cap agreements and interest rate swap agreements as of September 30, 2021 and December 31, 2020 (dollar amounts in thousands):

		Outstanding Notional				Fair Value of Assets (Liabilities) as of
	Balance Sheet	Amount as of	Interest	Effective	Maturity	September 30,	December 31,
	Location	September 30, 2021	Rates (1)	Dates	Dates	2021	2020 (2)
Interest Rate Caps	Prepaid expenses and other assets	$752,553	2.83% to 5.45%	5/7/2021 to 7/15/2021	5/9/2022 to 7/15/2023	$51	$—
Interest Rate Swaps	Deferred rental income and other liabilities	$—	—%	—	—	$—	$(12,308)

(1)The interest rate consists of the underlying index capped to a fixed rate as of September 30, 2021.
(2)As of December 31, 2020, the Company had five interest rate swap agreements designated as hedging instruments in a liability position with an aggregate outstanding notional amount of $1.1 billion and an aggregate fair value balance of $12.3 million included in deferred rental income and other liabilities in the accompanying condensed consolidated balance sheets.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the derivative instruments is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company had interest rate caps that are used to manage exposure to interest rate movements, but do not meet the requirements to be designated as hedging instruments. The change in fair value of the derivative instruments that are not designated as hedges is recorded directly to earnings in interest expense and other, net on the accompanying condensed consolidated statements of operations. During the three and nine months ended September 30, 2021, the Company had interest rate swaps designated as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the derivative instruments designated as hedges is recorded in other comprehensive (loss) income, with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the three months ended September 30, 2021, the amount of gain reclassified from other comprehensive (loss) income as a decrease to interest expense was $170,000. For the nine months ended September 30, 2021, the amount of loss reclassified from other comprehensive (loss) income as an increase to interest expense was $3.0 million. For the three and nine months ended September 30, 2020, the amount of losses reclassified from other comprehensive (loss) income as an increase to interest expense was $4.0 million and $8.3 million, respectively. The total unrealized loss on interest rate swaps was $174,000 and $3.2 million as of September 30, 2021 and December 31, 2020, respectively, which are included in accumulated other comprehensive (loss) income in the accompanying condensed consolidated statement of stockholders’ equity. The Company includes cash flows from interest rate swap agreements in net cash flows provided by operating activities on its condensed consolidated statements of cash flows, as the Company’s accounting policy is to present cash flows from hedging instruments in the same category in its condensed consolidated statements of cash flows as the category for cash flows from the hedged items.
The Company has agreements with each of its derivative counterparties that contain provisions whereby if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value, inclusive of interest payments and accrued interest. As of September 30, 2021, all derivatives were in an asset position. Therefore, there was no termination value as of September 30, 2021. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate caps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate caps as of September 30, 2021.
NOTE 9 — NOTES PAYABLE, REPURCHASE FACILITIES AND CREDIT FACILITIES
As of September 30, 2021, the Company had $2.8 billion of debt outstanding, including net deferred financing costs, with a weighted average years to maturity of 3.9 years and a weighted average interest rate of 2.8%. The weighted average years to

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) – (Continued)

maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date.
The following table summarizes the debt balances as of September 30, 2021 and December 31, 2020, and the debt activity for the nine months ended September 30, 2021 (in thousands):

		During the Nine Months Ended September 30, 2021
	Balance as of December 31, 2020	Debt Issuances & Assumptions (1)	Repayments & Modifications (2)	Accretion and (Amortization)	Balance as of September 30, 2021
Notes payable – fixed rate debt	$578,096	$—	$(190,834)	$—	$387,262
Notes payable – variable rate debt	—	102,553	(19,710)	—	82,843
First lien mortgage loan	—	650,000	—	—	650,000
Net-lease mortgage notes	—	774,000	(1,290)	—	772,710
Credit facilities	1,336,500	410,000	(1,340,000)	—	406,500
Repurchase facilities	235,380	383,489	(111,615)	—	507,254
Total debt	2,149,976	2,320,042	(1,663,449)	—	2,806,569
Net premiums (3)	149	—	—	(149)	—
Deferred costs – credit facility (4)	(3,543)	—	1,955	1,588	—
Deferred costs – fixed rate debt and first lien mortgage loan	(1,589)	(13,838)	133	1,954	(13,340)
Deferred costs – variable rate debt	—	(1,347)	—	893	(454)
Deferred costs – net-lease mortgage notes	—	(16,979)	—	419	(16,560)
Total debt, net	$2,144,993	$2,287,878	$(1,661,361)	$4,705	$2,776,215
____________________________________
(1)Includes deferred financing costs incurred during the period.
(2)In connection with the repayment of certain mortgage notes, the Company recognized a loss on extinguishment of debt of $4.7 million during the nine months ended September 30, 2021.
(3)Net premiums on mortgage notes payable were recorded upon the assumption of the respective debt instruments. Amortization of these net premiums is recorded as a reduction to interest expense over the remaining term of the respective debt instruments using the effective-interest method.
(4)Deferred costs related to the term portion of the CMFT Credit Facility (as defined below).
Notes Payable
As of September 30, 2021, the fixed rate debt outstanding was $387.3 million. The fixed rate debt has interest rates ranging from 3.6% to 4.6% per annum. The fixed rate debt outstanding matures on various dates from May 2022 to December 2024. Should a loan not be repaid by its scheduled repayment date, the applicable interest rate may increase as specified in the respective loan agreement. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $656.6 million as of September 30, 2021. Each of the mortgage notes payable comprising the fixed rate debt is secured by the respective properties on which the debt was placed.
Upon completing foreclosure to take control of the assets which previously secured the Company’s mezzanine loans in January 2021, the Company assumed $102.6 million in variable rate debt related to the underlying properties. As of September 30, 2021, the variable rate debt outstanding of $82.8 million had a weighted average interest rate of 5.5%.The variable rate debt outstanding matures on May 9, 2022.
First Lien Mortgage Loan
On July 15, 2021, JPMorgan Chase Bank, N.A., as administrative agent (“JPMorgan Chase”), and DBR Investments Co. Limited originated a $650.0 million first lien mortgage loan (the “Mortgage Loan”) to 114 single purpose entities (the “Borrowers”), each of which is an affiliate of the Company and are managed on a day-to-day basis by affiliates of CIM. The Mortgage Loan is secured by, among other things, cross-collateralized and cross-defaulted first priority mortgages, deeds of trust, security agreements or other similar security instruments on the Borrowers’ fee simple interests in 113 properties, comprised of 50 anchored shopping centers, 61 single-tenant retail properties, one office property and one industrial property.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) – (Continued)

As of September 30, 2021, the aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the notes was $1.3 billion. Amounts outstanding on the Mortgage Loan totaled $650.0 million with a weighted average interest rate of 2.8% as of September 30, 2021. The Mortgage Loan is a floating-rate, interest-only, non-recourse loan with a two-year initial term ending on August 9, 2023, with three one-year extension options, subject to certain conditions.
Net-Lease Mortgage Notes
On July 28, 2021, the Company issued $774.0 million aggregate principal amount of Net-Lease Mortgage Notes, Series 2021-1 (the “Class A Notes”) in six classes, as shown below:

Class of Notes	Initial Principal Balance	Note Rate	Anticipated Repayment Date	Rated Final Payment Date	Credit Rating(1)
A-1 (AAA)	$146,400,000	2.09%	July 2028	July 2051	AAA (sf)
A-2 (AAA)	$219,600,000	2.57%	July 2031	July 2051	AAA (sf)
A-3 (AA)	$39,200,000	2.51%	July 2028	July 2051	AA (sf)
A-4 (AA)	$58,800,000	3.04%	July 2031	July 2051	AA (sf)
A-5 (A)	$124,000,000	2.91%	July 2028	July 2051	A (sf)
A-6 (A)	$186,000,000	3.44%	July 2031	July 2051	A (sf)
____________________________________
(1)Reflects credit rating from Standard & Poor’s Financial Services LLC (“Standard & Poor’s”).
The collateral pool for the Class A Notes is comprised of 170 of the Company’s double- and triple-net leased single tenant properties, together with the related leases and certain other rights and interests. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the Class A Notes was $1.0 billion. As of September 30, 2021, amounts outstanding on the Class A Notes totaled $772.7 million with a weighted average interest rate of 2.8%. The Company may prepay the Class A Notes in full on or after the payment date beginning in July 2026 for the Class A-1 (AAA) Notes, the Class A-3 (AA) Notes and the Class A-5 (A) Notes, and on or after the payment date in July 2028 for the Class A-2 (AAA) Notes, the Class A-4 (AA) Notes and the Class A-6 (A) Notes.
Credit Facilities
The Company had a second amended and restated unsecured credit agreement (the “CMFT Second Amended and Restated Credit Agreement”) with JPMorgan Chase, as administrative agent, and the other lenders party thereto that provided for borrowings of up to $1.24 billion (the “CMFT Credit Facility”).
On December 21, 2020, as a result of CCPT V’s merger with the Company, a subsidiary of the Company assumed CCPT V’s obligations pursuant to the credit agreement by and among Cole Operating Partnership V, LP, the operating partnership of CCPT V (“CCPT V OP”), JPMorgan Chase, as administrative agent, and the lender parties thereto (the “CCPT V Credit Agreement”). The CCPT V Credit Agreement allowed for borrowings of up to $350.0 million (the “CCPT V Credit Facility”).
The CMFT Credit Facility and the CCPT V Credit Facility (collectively, the “Credit Facilities”) were set to mature on March 15, 2022. During the nine months ended September 30, 2021, and with the proceeds from the Mortgage Loan and the sale of the Class A Notes, the Company paid down the $1.11 billion outstanding balance under the Credit Facilities and terminated the Credit Facilities.
On December 31, 2019 (the “Closing Date”), CMFT Corporate Credit Securities, LLC, an indirect wholly-owned, bankruptcy-remote subsidiary of the Company, entered into a revolving credit and security agreement (the “Credit and Security Agreement”) with the lenders from time to time parties thereto, Citibank, N.A. (“Citibank”), as administrative agent, CMFT Securities Investments, LLC, a wholly-owned subsidiary of the Company (“CMFT Securities”), as equityholder and as collateral manager, Citibank (acting through its Agency & Trust division), as both a collateral agent and as a collateral custodian, and Virtus Group, LP, as collateral administrator. The Credit and Security Agreement provides for borrowings in an aggregate principal amount up to $500.0 million (the “Credit Securities Revolver”), which may be increased from time to time pursuant to the Credit and Security Agreement. As of September 30, 2021, the amounts borrowed and outstanding under the Credit Securities Revolver totaled $406.5 million at a weighted average interest rate of 1.8%. Subsequent to September 30, 2021, the Company amended the Credit and Security Agreement by increasing available borrowings under the Credit Securities Revolver up to $550.0 million, as discussed in Note 16 — Subsequent Events.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) – (Continued)

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
The Company believes it was in compliance with the financial covenants under the Company’s various fixed and variable rate debt agreements, as of September 30, 2021.
Repurchase Facilities
As of September 30, 2021, indirect wholly-owned subsidiaries of the Company (collectively, the “CMFT Lending Subs”), had Master Repurchase Agreements with Citibank, Barclays Bank PLC (“Barclays”) and Wells Fargo Bank, N.A. (“Wells Fargo”) (collectively, the “Repurchase Agreements”) to provide financing primarily through each bank’s purchase of the Company’s CRE mortgage loans and future funding advances (the “Repurchase Facilities”).
The following table is a summary of the Repurchase Facilities as of September 30, 2021 (dollar amounts in thousands):

Repurchase Facility	Date of Agreement	Maturity Date(1)	Maximum Facility Size(2)	Weighted Average Interest Rate	Carrying Value of Loans Financed under Repurchase Facility	Amount Financed
Citibank	6/4/2020	8/17/2024	$400,000	2.2%	$291,855	$199,216
Barclays	9/21/2020	9/21/2024	500,000	2.5%	249,334	184,400
Wells Fargo	5/20/2021	5/19/2024	250,000	1.8%	171,578	123,638
Total			$1,150,000		$712,767	$507,254
__________________________________
(1)The Repurchase Facilities were set to mature on various dates between June 2023 and May 2024, with up to two one-year extension options, subject to certain conditions set forth in the Repurchase Agreements. During the nine months ended September 30, 2021, the Company extended the maturity dates of the repurchase facility with Citibank (the “Citibank Repurchase Facility”) and the repurchase facility with Barclays (the “Barclays Repurchase Facility”).
(2)During the nine months ended September 30, 2021, the Company increased the Citibank Repurchase Facility to provide up to $400.0 million in financing. Subsequent to September 30, 2021, the Company increased the repurchase facility with Wells Fargo (the “Wells Fargo Repurchase Facility”) to $580.0 million, as discussed in Note 16 — Subsequent Events.
The Repurchase Agreements provide for simultaneous agreements by Citibank, Barclays and Wells Fargo to re-sell such purchased CRE mortgage loans back to CMFT Lending Subs at a certain future date or upon demand. Advances under the Repurchase Agreements accrue interest at per annum rates based on the one-month LIBOR, plus a spread ranging from 1.40% to 4.60% to be determined on a case-by-case basis between Citibank, Barclays or Wells Fargo and the CMFT Lending Subs.
In connection with the Repurchase Agreements, the Company (as the guarantor) entered into guaranties with Citibank, Barclays and Wells Fargo (the “Guaranties”), under which the Company agreed to guarantee up to 25% of the CMFT Lending Subs’ obligations under the Repurchase Agreements.
The Repurchase Agreements and the Guaranties contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. In addition, the Guaranties contain financial covenants that require the Company to maintain: (i) minimum liquidity of not less than the lower of (a) $50.0 million and (b) the greater of (A) $10.0 million and (B) 5% of the Company’s recourse indebtedness, as defined in the Guaranties; (ii) minimum consolidated net worth greater than or equal to $1.0 billion plus (a) 75% of the equity issued by the Company following the respective closing dates of the Repurchase Agreements (the “Repurchase Closing Dates”) minus (b) the aggregate amount of any redemptions or similar transaction by the Company from the Repurchase Closing Dates; (iii) maximum leverage ratio of total indebtedness to total equity less than or equal to 80%; and (iv) minimum interest coverage ratio of EBITDA (as

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) – (Continued)

defined in the Guaranties) to interest expense equal to or greater than 1.40. The Company believes it was in compliance with the financial covenants under the Repurchase Agreements as of September 30, 2021.
Maturities
Liquidity and Financial Condition — As of September 30, 2021, the Company had $88.0 million of debt maturing within the next 12 months following the date these financial statements are issued. The Company expects to enter into new financing arrangements or refinance existing arrangements to meet its obligations as they become due, which management believes is probable based on the current loan-to-value ratios, the occupancy of the Company’s properties and assessment of the current lending environment. The Company believes cash on hand, proceeds from real estate asset dispositions, net cash provided by operations, borrowings available under the credit facilities or the entry into new financing arrangements will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued.
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt subsequent to September 30, 2021 (in thousands):

Principal Repayments
Remainder of 2021	$2,607
2022	98,479
2023	1,246,984
2024	699,979
2025	—
Thereafter	758,520
Total	$2,806,569
NOTE 10 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation and claims. The Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or of which the Company’s properties are the subject.
Unfunded Commitments
As of September 30, 2021, the Company had $123.7 million of unfunded commitments related to its existing CRE loans held-for-investment. These commitments are not reflected in the accompanying condensed consolidated balance sheets.
Unsettled Broadly Syndicated Loans
As of September 30, 2021, the Company had $87.4 million of unsettled broadly syndicated loan acquisitions, $63.1 million of which settled subsequent to September 30, 2021. Additionally, the Company had $4.4 million of unsettled broadly syndicated loan sales, $3.4 million of which settled subsequent to September 30, 2021. Unsettled acquisitions are included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) – (Continued)

Merger Agreement
On September 21, 2021, the Company announced it had entered into the Merger Agreement. In the event the Merger Agreement is terminated in connection with CIM Income NAV’s acceptance of a Superior Proposal or an Adverse Recommendation Change, then CIM Income NAV must pay to the Company a termination payment of $14.78 million, and up to $2.68 million as reimbursement for CMFT’s Expenses, subject to certain exceptions set forth in the Merger Agreement. However, the termination payment payable by CIM Income NAV to the Company will be $6.72 million if the Merger Agreement is terminated before the end of the Window Period End Time (as defined in the Merger Agreement) by (i) CIM Income NAV in order for CIM Income NAV to accept a Superior Proposal from a Qualified Bidder (as defined in the Merger Agreement) or (ii) the Company in response to an Adverse Recommendation Change with respect to or as a result of a Superior Proposal by a Qualified Bidder. If the Merger Agreement is terminated because the CIM Income NAV Merger was not consummated before the Outside Date or because the Stockholder Approval was not obtained, and (i) an Acquisition Proposal has been publicly announced or otherwise communicated to CIM Income NAV’s stockholders prior to the Stockholders Meeting and (ii) within 12 months after the date of such termination (A) CIM Income NAV consummates or enters into an agreement (that is thereafter consummated) in respect of an Acquisition Proposal for 50% or more of CIM Income NAV’s equity or 75% or more of CIM Income NAV’s assets or (B) the board of directors of CIM Income NAV recommends or fails to recommend against an Acquisition Proposal structured as a tender or exchange offer for 75% or more of CIM Income NAV’s equity and such Acquisition Proposal is actually consummated, then CIM Income NAV must pay to the Company a termination payment of $14.78 million, and up to $2.68 million as reimbursement for CMFT’s Expenses. No such fees were paid as of September 30, 2021.
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
In addition, the Investment Advisor has a sub-advisory agreement dated December 6, 2019 (the “Sub-Advisory Agreement”) with OFS Capital Management, LLC (the “Sub-Advisor”) to act as an investment sub-advisor to CMFT Securities. The Sub-Advisor is registered as an investment adviser under the Advisers Act and is an affiliate of the Investment Advisor. The Sub-Advisor is responsible for providing investment management services with respect to the corporate credit-related securities held by CMFT Securities. On a quarterly basis, the Investment Advisor designates 50% of the sum of the Investment Advisory Fee and incentive compensation attributable to the assets for which Sub-Advisor has provided investment management services payable to the Investment Advisor as sub-advisory fees.
Incentive compensation
CMFT Management is entitled to receive incentive compensation, payable with respect to each quarter, which is generally equal to the excess of (a) the product of (i) 20% and (ii) the excess of (A) Core Earnings (as defined in the Management

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) – (Continued)

Agreement) of the Company for the previous 12-month period, over (B) the product of (1) the Company’s Consolidated Equity (as defined in the Management Agreement) in the previous 12-month period, and (2) 7% per annum, over (b) the sum of any incentive compensation paid to CMFT Management with respect to the first three calendar quarters of such previous 12-month period (or such lesser number of completed calendar quarters preceding the applicable period, if applicable). During the three and nine months ended September 30, 2021 and 2020, no incentive compensation fees were incurred.
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
The Company recorded fees and expense reimbursements as shown in the table below for services provided by CMFT Management or its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Management fees	$11,703	$10,139	$35,035	$29,739
Disposition fees	$—	$93	$—	$434
Expense reimbursements to related parties	$2,516	$1,439	$8,387	$6,674
Of the amounts shown above, $15.1 million and $13.8 million had been incurred, but not yet paid, for services provided by CMFT Management or its affiliates in connection with management and operating activities during the nine months ended September 30, 2021 and 2020, respectively, and such amounts were recorded as liabilities of the Company as of such dates.
Due to Affiliates
As of September 30, 2021 and December 31, 2020, $15.1 million and $14.7 million, respectively, had been incurred primarily for management fees and operating expenses by CMFT Management or its affiliates, but had not yet been reimbursed by the Company. These amounts were included in due to affiliates in the condensed consolidated balance sheets for such periods.
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
September 30, 2021 (Unaudited) – (Continued)

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
NOTE 13 — STOCKHOLDERS’ EQUITY
Equity-Based Compensation
On August 10, 2018, the Board approved the adoption of the Company’s 2018 Equity Incentive Plan (the “Plan”), under which 400,000 of the Company’s shares of common stock were reserved for issuance and awards of approximately 341,000 shares of common stock are available for future grant at September 30, 2021. Under the Plan, the Board or a committee designated by the Board has the authority to grant restricted stock awards or deferred stock awards to non-employee directors of the Company, which will further align such directors’ interests with the interests of the Company’s stockholders. The Board or a committee designated by the Board also has the authority to determine the terms of any award granted pursuant to the Plan, including vesting schedules, restrictions and acceleration of any restrictions. The Plan may be amended or terminated by the Board at any time. The Plan expires on August 9, 2028.
As of September 30, 2021, the Company has granted awards of approximately 58,700 restricted shares to the independent members of the Board under the Plan. As of September 30, 2021, 32,500 of the restricted shares had vested based on one year of continuous service, and on October 1, 2021, 22,100 of the restricted shares vested based on one year of continuous service. The remaining 4,100 restricted shares issued had not vested or been forfeited as of September 30, 2021. The fair value of the Company’s share awards is determined using the Company’s per share NAV on the date of grant. Compensation expense related to the restricted shares is recognized over the vesting period. The Company recorded compensation expense of $62,000 and $151,000 for the three and nine months ended September 30, 2021, respectively, and $40,000 and $120,000 for the three and nine months ended September 30, 2020, respectively, related to the restricted shares, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. All compensation expense related to these restricted shares was recognized ratably over the period of service prior to September 30, 2021.
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
As of September 30, 2021, the Company’s leases had a weighted-average remaining term of 8.3 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) – (Continued)

As of September 30, 2021, the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, was as follows (in thousands):

Future Minimum Rental Income
Remainder of 2021	$56,316
2022	224,208
2023	209,844
2024	192,953
2025	176,377
Thereafter	1,111,469
Total	$1,971,167
A certain amount of the Company’s rental and other property income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the three and nine months ended September 30, 2021 and 2020, the amount of the contingent rent earned by the Company was not significant.
Rental and other property income during the three and nine months ended September 30, 2021 and 2020 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fixed rental and other property income (1)	$60,031	$56,300	$190,632	$164,396
Variable rental and other property income (2)	10,763	9,711	32,394	30,154
Total rental and other property income	$70,794	$66,011	$223,026	$194,550
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
The Company has one property subject to a non-cancelable operating ground lease with a remaining term of 11.9 years, with a lease liability (in deferred rental income, derivative liabilities and other liabilities) and a related ROU asset (in prepaid expenses and other assets) of $2.4 million in the condensed consolidated balance sheets. The lease liability and ROU asset were initially measured at the present value of the future minimum lease payments using a discount rate of 4.3%. This reflects the Company’s incremental borrowing rate, which was calculated based on the interest rate the Company would incur to borrow on a fully collateralized basis over a term similar to the lease.
The Company recognized $63,000 and $188,000 of ground lease expense during the three and nine months ended September 30, 2021, respectively, of which $61,000 and $182,000 was paid in cash during the period it was recognized. As of September 30, 2021, the Company’s scheduled future minimum rental payments related to its operating ground lease is approximately $63,000 for the remainder of 2021, $250,000 annually for 2022 through 2026, and $1.7 million thereafter through the maturity date of the lease in August 2033.
NOTE 15 — SEGMENT REPORTING
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) – (Continued)

The following tables present segment reporting for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Real Estate	Credit	Corporate/Other (1)	Company Total
Three Months Ended September 30, 2021
Rental and other property income	$70,694	$—	$100	$70,794
Interest income	—	19,755	—	19,755
Total revenues	70,694	19,755	100	90,549

General and administrative	86	265	2,725	3,076
Property operating	7,555	—	3,602	11,157
Real estate tax	7,325	—	266	7,591
Expense reimbursements to related parties	—	—	2,516	2,516
Management fees	8,713	2,990	—	11,703
Transaction-related	6	—	—	6
Depreciation and amortization	22,801	—	—	22,801
Real estate impairment	891	—	—	891
Decrease in provision for credit losses	—	(1,792)	—	(1,792)
Total operating expenses	47,377	1,463	9,109	57,949
Gain on disposition of real estate and condominium developments, net	30,657	—	3,376	34,033
Merger-related expenses, net	—	—	(398)	(398)
Operating income (loss)	53,974	18,292	(6,031)	66,235
Other expense:
Interest expense and other, net	(12,820)	(5,117)	(2,444)	(20,381)
Loss on extinguishment of debt	(249)	—	(3,002)	(3,251)
Segment net income (loss)	$40,905	$13,175	$(11,477)	$42,603

Total assets as of September 30, 2021	$2,947,031	$1,866,913	$266,915	$5,080,859
__________________________________
(1)Includes condominium and rental units acquired via foreclosure during the nine months ended September 30, 2021. During the year ended December 31, 2019, the borrower on the Company’s eight mezzanine loans became delinquent on certain required reserve payments. Throughout 2020, the borrower remained delinquent on the required reserve payments and became delinquent on principal and interest. As a result, the Company classified the loans as a troubled debt restructuring and commenced foreclosure proceedings. Upon completing foreclosure in January 2021, the Company took control of the assets which previously secured its mezzanine loans.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) – (Continued)

	Real Estate	Credit	Corporate/Other (1)	Company Total
Nine Months Ended September 30, 2021
Rental and other property income	$222,691	$—	$335	$223,026
Interest income	—	48,168	—	48,168
Total revenues	222,691	48,168	335	271,194

General and administrative	204	978	9,927	11,109
Property operating	22,297	—	10,335	32,632
Real estate tax	22,390	—	5,126	27,516
Expense reimbursements to related parties	—	—	8,387	8,387
Management fees	26,577	8,458	—	35,035
Transaction-related	37	—	—	37
Depreciation and amortization	73,186	—	—	73,186
Real estate impairment	5,268	—	—	5,268
Decrease in provision for credit losses	—	(1,101)	—	(1,101)
Total operating expenses	149,959	8,335	33,775	192,069
Gain on disposition of real estate and condominium developments, net	75,633	—	4,869	80,502
Merger-related expenses, net	—	—	(398)	(398)
Operating income (loss)	148,365	39,833	(28,969)	159,229
Other expense:
Interest expense and other, net	(20,649)	(12,005)	(24,209)	(56,863)
Loss on extinguishment of debt	(1,621)	—	(3,108)	(4,729)
Segment net income (loss)	$126,095	$27,828	$(56,286)	$97,637

Total assets as of September 30, 2021	$2,947,031	$1,866,913	$266,915	$5,080,859
__________________________________
(1)Includes condominium and rental units acquired via foreclosure during the nine months ended September 30, 2021. During the year ended December 31, 2019, the borrower on the Company’s eight mezzanine loans became delinquent on certain required reserve payments. Throughout 2020, the borrower remained delinquent on the required reserve payments and became delinquent on principal and interest. As a result, the Company classified the loans as a troubled debt restructuring and commenced foreclosure proceedings. Upon completing foreclosure in January 2021, the Company took control of the assets which previously secured its mezzanine loans.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) – (Continued)

	Real Estate	Credit	Corporate/Other	Company Total
Three Months Ended September 30, 2020
Rental and other property income	$66,011	$—	$—	$66,011
Interest income	—	6,631	—	6,631
Total revenues	66,011	6,631	—	72,642

General and administrative	147	522	2,539	3,208
Property operating	5,214	—	—	5,214
Real estate tax	6,566	—	—	6,566
Expense reimbursements to related parties	—	—	1,439	1,439
Management fees	9,113	1,026	—	10,139
Transaction-related	55	3	—	58
Depreciation and amortization	19,967	—	—	19,967
Real estate impairment	476	—	—	476
Increase in provision for credit losses	—	7,355	—	7,355
Total operating expenses	41,538	8,906	3,978	54,422
Gain on disposition of real estate, net	3,219	—	—	3,219
Merger-related expenses, net	—	—	(1,207)	(1,207)
Operating income (loss)	27,692	(2,275)	(5,185)	20,232
Other expense:
Interest expense and other, net	(4,596)	(2,134)	(9,234)	(15,964)
Loss on extinguishment of debt	—	—	(89)	(89)
Segment net income (loss)	$23,096	$(4,409)	$(14,508)	$4,179

Total assets as of September 30, 2020	$2,673,887	$946,827	$163,254	$3,783,968

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) – (Continued)

	Real Estate	Credit	Corporate/Other	Company Total
Nine Months Ended September 30, 2020
Rental and other property income	$194,550	$—	$—	$194,550
Interest income	—	19,395	—	19,395
Total revenues	194,550	19,395	—	213,945

General and administrative	263	1,047	7,800	9,110
Property operating	16,890	—	—	16,890
Real estate tax	20,292	—	—	20,292
Expense reimbursements to related parties	—	—	6,674	6,674
Management fees	26,636	3,103	—	29,739
Transaction-related	300	8	—	308
Depreciation and amortization	60,486	—	—	60,486
Real estate impairment	15,983	—	—	15,983
Increase in provision for credit losses	—	33,037	—	33,037
Total operating expenses	140,850	37,195	14,474	192,519
Gain on disposition of real estate, net	20,120	—	—	20,120
Merger-related expenses, net	—	—	(1,207)	(1,207)
Operating income (loss)	73,820	(17,800)	(15,681)	40,339
Other expense:
Interest expense and other, net	(16,492)	(2,696)	(28,052)	(47,240)
Loss on extinguishment of debt	(4,394)	—	(447)	(4,841)
Segment net income (loss)	$52,934	$(20,496)	$(44,180)	$(11,742)

Total assets as of September 30, 2020	$2,673,887	$946,827	$163,254	$3,783,968
NOTE 16 — SUBSEQUENT EVENTS
The following events occurred subsequent to September 30, 2021:
Redemptions of Shares of Common Stock
Subsequent to September 30, 2021, the Company redeemed approximately 1.3 million shares for $9.4 million (at a redemption price of $7.20 per share). The remaining redemption requests received during the three months ended September 30, 2021 totaling approximately 27.7 million shares went unfulfilled.
Property Dispositions
Subsequent to September 30, 2021, the Company disposed of two properties for an aggregate gross sales price of $2.5 million, resulting in net proceeds of $2.4 million after closing costs and a net gain of approximately $29,000. The Company has no continuing involvement with these properties. Additionally, the Company disposed of condominium units for an aggregate gross sales price of $10.4 million and a net gain of $1.1 million.
CRE Loans
Subsequent to September 30, 2021, the Company acquired three senior loans with an aggregate principal balance of $345.0 million and unfunded commitments of $11.9 million, the funding of which is subject to the satisfaction of borrower milestones.
Broadly Syndicated Loans
Subsequent to September 30, 2021, the Company settled $75.2 million of broadly syndicated loan transactions, $59.7 million of which were traded as of September 30, 2021.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) – (Continued)

CMBS Purchases
Subsequent to September 30, 2021, the Company purchased $61.0 million of CMBS.
Credit and Security Agreement
Subsequent to September 30, 2021, the Company entered into an amendment to the Credit and Security Agreement, pursuant to which available borrowings on the Credit Security Revolver were increased up to $550.0 million. The Company also borrowed an additional $50.0 million under the Credit Security Revolver.
Repurchase Facilities
Subsequent to September 30, 2021, the Company entered into an amendment to the Wells Fargo Repurchase Agreement to increase the maximum financing amount from $250.0 million to $580.0 million. The Company also borrowed an additional $431.6 million on its Repurchase Facilities.
Deutsche Bank Repurchase Agreement
Subsequent to September 30, 2021, CMFT RE Lending RF Sub DB, LLC, an indirect wholly-owned subsidiary of the Company, entered into a Master Repurchase Agreement with Deutsche Bank AG, New York Branch (“Deutsche Bank”) (the “Deutsche Bank Repurchase Agreement”), which provides up to $300.0 million of financing primarily through Deutsche Bank’s purchase of certain eligible assets from the Company (the “Deutsche Bank Repurchase Facility”). The Deutsche Bank Repurchase Agreement provides for a simultaneous agreement by Deutsche Bank to re-sell such assets back to the lending subsidiary at a certain future date or upon demand. The Deutsche Bank Repurchase Facility matures on October 8, 2022, with four one-year extension options, subject to certain conditions set forth in the Deutsche Bank Repurchase Agreement. In connection with the Deutsche Bank Repurchase Agreement, the Company (as the guarantor) entered into a guaranty with the buyer, under which the Company agreed to guarantee CMFT RE Lending RF Sub DB, LLC’s obligations under the Deutsche Bank Repurchase Agreement. Subject to certain exceptions, the maximum aggregate liability under the guaranty will not exceed 25% of the then aggregate repurchase price of all purchased assets.
Registration Statements on Form S-4
In connection with the CIM Income NAV Merger, the Company filed a registration statement on Form S-4 (File No. 333-260358), which was declared effective by the SEC on November 4, 2021, that contains a prospectus of the Company. The CIM Income NAV Merger is currently anticipated to close by year end 2021 or shortly thereafter.
Board Compensation
On November 8, 2021, the Board approved the acceleration of the vesting of all restricted shares for all non-returning independent directors to the date on which the Company’s 2021 annual meeting (the “Annual Meeting”) is held. In addition, the Board approved the payment of cash compensation to each of the non-returning independent directors, payable in one lump sum following the Annual Meeting, equal to the cash compensation each non-returning independent director would have received if they had continued to serve as a member of the Board through September 30, 2022.

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

•We may be unable to achieve the cost synergies anticipated to result from the CCIT III and CCPT V Mergers and the CIM Income NAV Merger.
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
We intend to continue to pursue a diversified investment strategy across the capital structure by balancing our existing portfolio of core commercial real estate assets with investments in commercial mortgage loans and other real estate-related credit investments in which our sponsor and its affiliates have expertise. We expect to adapt our investment strategy over time in order to respond to evolving market conditions and to capitalize on investment opportunities that may arise at different points in the economic and real estate investment cycle. Assuming the successful repositioning of our portfolio, we then expect to pursue a listing of our common stock on a national securities exchange in 2022, though we can provide no assurances that a listing will happen on that timeframe or at all.
Our operating results and cash flows are primarily influenced by rental and other property income from our commercial properties, interest income from our credit investments, interest expense on our indebtedness and investment and operating expenses. As 94.2% of our rentable square feet was under lease, including any month-to-month agreements, as of September 30, 2021, with a weighted average remaining lease term of 8.3 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our manager regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, any available credit rating agency reports on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If CMFT Management identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property or identifying a possible replacement tenant should the current tenant fail to perform on the lease. In addition, our manager reviews our investment portfolios and in certain instances is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary.

As of September 30, 2021, we owned 403 properties, which consisted of 346 retail properties, 53 anchored shopping centers, three industrial properties and one office property, representing 36 industry sectors and comprising 17.6 million rentable square feet of commercial space located in 40 states. In addition, during the nine months ended September 30, 2021, we completed foreclosure proceedings and took control of the assets which previously secured our mezzanine loans. As of September 30, 2021, we owned $189.3 million of condominium developments.
As of September 30, 2021, our loan portfolio consisted of 273 loans with a net book value of $1.5 billion. As of September 30, 2021, we had $87.4 million of unsettled broadly syndicated loan purchases included in cash and cash equivalents, and investments in real estate-related securities of $185.2 million.
COVID-19
We are closely monitoring the negative impacts that the COVID-19 pandemic and the efforts to mitigate its spread are having on the economy, our tenants and our business. The extent to which the COVID-19 pandemic continues to impact our operations and those of our tenants will depend on future developments, including, among other factors, the duration, spread and resurgences of the virus, including certain variants thereof, along with related travel advisories and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, the pace, scope and efficacy of vaccination programs, and general uncertainty as to the impact of COVID-19, including related variants, on the global economy.
During the three and nine months ended September 30, 2021, the majority of lease concessions provided were in the form of rent abatements to certain tenants in response to the impact of the COVID-19 pandemic on those tenants.
As of November 8, 2021, we have collected approximately 99.3% of rental payments billed to tenants during the three months ended September 30, 2021, and as of November 8, 2021, we collected $6.4 million of deferred rent, representing approximately 97% of amounts due through September 30, 2021.
Pending Merger
On September 21, 2021, we entered into the Merger Agreement. Subject to the terms and conditions of the Merger Agreements, CIM Income NAV will merge with and into Merger Sub with Merger Sub surviving the CIM Income NAV Merger, such that following the CIM Income NAV Merger, the surviving entity will continue as our wholly owned subsidiary. In accordance with the applicable provisions of the Maryland General Corporation Law, the separate existence of CIM Income NAV shall cease.
At the effective time of the CIM Income NAV Merger and subject to the terms and conditions of the Merger Agreement, each issued and outstanding share of the Class D Common Stock will be converted into the right to receive 2.574 shares of CMFT Common Stock, each issued and outstanding share of the Class T Common Stock will be converted into the right to receive 2.510 shares of CMFT Common Stock, each issued and outstanding share of the Class S Common Stock will be converted into the right to receive 2.508 shares of CMFT Common Stock, and each issued and outstanding share of the Class I Common Stock will be converted into the right to receive 2.622 shares of CMFT Common Stock, in each case, subject to the treatment of fractional shares in accordance with the Merger Agreement.
The combined company after the Merger will retain the name CIM Real Estate Finance Trust, Inc. The Merger is intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”).
For additional information on the Merger, see Note 1 — Organization and Business to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q and our Current Reports on Form 8-K filed with the SEC on September 22, 2021.

Operating Highlights and Key Performance Indicators
Activity through September 30, 2021
•Invested $720.1 million in senior loans and received principal repayments of $285.1 million.
•Invested $267.0 million in broadly syndicated loans and sold broadly syndicated loans for an aggregate gross sales price of $55.5 million.
•Invested $171.9 million in CMBS and preferred units and sold CMBS for an aggregate gross sales price of $27.0 million.
•Disposed of 113 properties and one outparcel of land for an aggregate sales price of $484.4 million.
•Completed foreclosure to take control of the assets which previously secured our mezzanine loans, including 75 condominium units and 21 rental units across four buildings.
•Increased total debt by $656.6 million, from $2.1 billion to $2.8 billion.
Portfolio Information
The following table shows the carrying value of our portfolio by investment type as of September 30, 2021 and 2020 (dollar amounts in thousands):

	As of September 30,
	2021			2020
	Asset Count	Carrying Value		Asset Count	Carrying Value
Loan Held-For-Investment
Mezzanine loans	—	$—	—%	8	$146,516	4.2%
Senior loans	11	890,804	19.2%	4	327,244	9.3%
Broadly syndicated loans	262	571,488	12.3%	161	419,135	12.0%
Less: Allowance for credit losses		(11,219)	(0.2)%		(35,039)	(1.0)%
Total loans held-for-investment and related receivable, net	273	1,451,073	31.2%	173	857,856	24.5%
Real Estate-Related Securities
CMBS	15	121,757	2.6%	5	75,212	2.1%
Preferred units	1	63,490	1.4%	—	—	—%
Real Estate
Total real estate assets and intangible lease liabilities, net	403	3,011,599	64.8%	380	2,568,842	73.4%
Total Investment Portfolio	691	$4,647,919	100.0%	558	$3,501,910	100.0%
The following table details overall statistics of our credit portfolio as of September 30, 2021 (dollar amounts in thousands):

	Senior Loans (1) (2)	Broadly Syndicated Loans	CMBS	Preferred Units
Number of loans	11	262	15	1
Net book value	$885,517	$565,556	$121,757	$63,490
Weighted-average interest rate	3.7%	3.6%	2.8%	8.9%
Weighted-average maximum years to maturity	2.7	5.0	12.4	0.7
____________________________________
(1)As of September 30, 2021, 100% of our loans by principal balance earned a floating rate of interest, primarily indexed to U.S. dollar LIBOR.
(2)Maximum maturity date assumes all extension options are exercised by the borrowers; however, our CRE loans may be repaid prior to such date.
Real Estate Portfolio Information
As of September 30, 2021, we owned 403 properties located in 40 states, the gross rentable square feet of which was 94.2% leased, including any month-to-month agreements, with a weighted average lease term remaining of 8.3 years. As of

September 30, 2021, no single tenant accounted for greater than 10% of our 2021 annualized rental income. As of September 30, 2021, we had certain geographic and industry concentrations in our property holdings. In particular, 46 of our properties were located in California, which accounted for 11% of our 2021 annualized rental income. In addition, we had tenants in the sporting goods, hobby and musical instruments stores and health and personal care stores industries, which accounted for 13% and 11%, respectively, of our 2021 annualized rental income.
The following table shows the property statistics of our real estate assets as of September 30, 2021 and 2020:

	As of September 30,
	2021	2020
Number of commercial properties	403	380
Rentable square feet (in thousands) (1)	17,623	17,938
Percentage of rentable square feet leased	94.2%	94.3%
Percentage of investment-grade tenants (2)	36.9%	37.9%
____________________________________
(1)     Includes square feet of buildings on land parcels subject to ground leases.
(2)     Investment-grade tenants are those with a credit rating of BBB- or higher by Standard & Poor’s or a credit rating of Baa3 or higher by Moody’s Investor Service, Inc. (“Moody’s”). The ratings may reflect those assigned by Standard & Poor’s or Moody’s to the lease guarantor or the parent company, as applicable. The weighted average credit rating is weighted based on annualized rental income and is for only those tenants rated by Standard & Poor’s.
The following table summarizes our real estate acquisition activity during the nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Commercial properties acquired	—	2	—	3
Purchase price of acquired properties (in thousands)	$—	$9,851	$—	$14,510
Rentable square feet (in thousands) (1)	—	37	—	56
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
Same Store Analysis
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate assets. We review our stabilized operating results, measured by net operating income, from properties that we owned for the entirety of both the current and prior year reporting periods, referred to as “same store” properties, and we believe that the presentation of operating results for same store properties provides useful information to stockholders. Net operating income is a supplemental non-GAAP financial measure of a real estate company’s operating performance. Net operating income is considered by management to be a helpful supplemental performance measure, as it enables management to evaluate the impact of occupancy, rents, leasing activity, and other controllable property operating results at our real estate properties, and it provides a consistent method for the comparison of our properties. We define net operating income as operating revenues less operating expenses, which exclude (i) depreciation and amortization, (ii) interest expense and other non-property related revenue and expense items such as (a) general and administrative expenses, (b) expense reimbursements to related parties, (c) management fees, (d) transaction-related expenses, (e) real estate impairment, (f) provision for credit losses, (g) gain on disposition of real estate and condominium developments, net, (h) merger-related expenses, net and (i) interest income. Our net operating income may not be comparable to that of other REITs and should not be considered to be more relevant or accurate in evaluating our operating performance than the current GAAP methodology used in calculating net income (loss). In determining the same store property pool, we include all properties that were owned for the entirety of both the current and prior reporting periods, except for properties during the current or prior year that were under development or redevelopment.
Comparison of the Three Months Ended September 30, 2021 and 2020
The following table reconciles net loss, calculated in accordance with GAAP, to net operating income (dollar amounts in thousands):

	For the Three Months Ended September 30,
	2021	2020	Change
Net income	$42,603	$4,179	$38,424
Loss on extinguishment of debt	3,251	89	3,162
Interest expense and other, net	20,381	15,964	4,417
Operating income	66,235	20,232	46,003

Merger-related expenses, net	398	1,207	(809)
Gain on disposition of real estate and condominium developments, net	(34,033)	(3,219)	(30,814)
(Decrease) increase in provision for credit losses	(1,792)	7,355	(9,147)
Real estate impairment	891	476	415
Depreciation and amortization	22,801	19,967	2,834
Transaction-related expenses	6	58	(52)
Management fees	11,703	10,139	1,564
Expense reimbursements to related parties	2,516	1,439	1,077
General and administrative expenses	3,076	3,208	(132)
Interest income	(19,755)	(6,631)	(13,124)
Net operating income	$52,046	$54,231	$(2,185)
Our operating segments include credit and real estate. Refer to Note 15 — Segment Reporting to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion of our operating segments.
Real Estate Segment
A total of 295 properties were acquired before July 1, 2020 and represent our “same store” properties during the three months ended September 30, 2021 and 2020. “Non-same store” properties, for purposes of the table below, includes properties acquired or disposed of on or after July 1, 2020.

The following table details the components of net operating income broken out between same store and non-same store properties (dollar amounts in thousands):

	Total			Same Store			Non-Same Store
	For the Three Months Ended September 30,			For the Three Months Ended September 30,			For the Three Months Ended September 30,
	2021	2020	Change	2021	2020	Change	2021	2020	Change
Rental and other property income	$70,794	$66,011	$4,783	$55,202	$55,490	$(288)	$15,592	$10,521	$5,071

Property operating expenses	11,157	5,214	5,943	5,534	4,556	978	5,623	658	4,965
Real estate tax expenses	7,591	6,566	1,025	6,095	5,924	171	1,496	642	854
Total property operating expenses	18,748	11,780	6,968	11,629	10,480	1,149	7,119	1,300	5,819

Net operating income	$52,046	$54,231	$(2,185)	$43,573	$45,010	$(1,437)	$8,473	$9,221	$(748)
Loss on Extinguishment of Debt
The increase in loss on extinguishment of debt of $3.2 million for the three months ended September 30, 2021, as compared to the same period in 2020, was primarily due to the extinguishment of five mortgage loans with an aggregate carrying value of $89.4 million and the repayment and termination of the Credit Facilities.
Interest Expense and Other, Net
Interest expense and other, net also includes amortization of deferred financing costs.
The increase in interest expense and other, net, of $4.4 million for the three months ended September 30, 2021, as compared to the same period in 2020, was primarily due to an increase in the average aggregate amount of debt outstanding from $1.8 billion as of September 30, 2020 to $2.8 billion as of September 30, 2021 as a result of entering into and upsizing additional repurchase agreements, originating the Mortgage Loan and Class A Notes, and assuming the CCPT V Credit Facility as part of the CCIT III and CCPT V Mergers subsequent to September 30, 2020. This increase was partially offset by a decrease in the weighted average interest rate from 3.3% as of September 30, 2020 to 2.8% as of September 30, 2021.
Merger-Related Expenses, Net
The decrease in merger-related expenses, net of $809,000 during the three months ended September 30, 2021, as compared to the same period in 2020, was primarily due to incurring expenses related to the CIM Income NAV Merger of $398,000 during the three months ended September 30, 2021, compared to incurring expenses related to the CCIT III and CCPT V Mergers of $1.2 million during the three months ended September 30, 2020.
Gain on Disposition of Real Estate and Condominium Developments, Net
The increase in gain on disposition of real estate and condominium developments, net, of $30.8 million during the three months ended September 30, 2021, as compared to the same period in 2020, was primarily due to the disposition of 66 properties and one outparcel of land for a gain of $30.7 million during the three months ended September 30, 2021 compared to the disposition of three properties for a gain of $3.2 million during the three months ended September 30, 2020.
Real Estate Impairment
The increase in real estate impairments of $415,000 during the three months ended September 30, 2021, as compared to the same period in 2020, was due to six properties that was deemed to be impaired, resulting in impairment charges of $891,000 during the three months ended September 30, 2021, compared to one property that was deemed to be impaired, resulting in impairment charges of $476,000 during the three months ended September 30, 2020.
Depreciation and Amortization
The increase in depreciation and amortization of $2.8 million during the three months ended September 30, 2021, as compared to the same period in 2020, was primarily due to the acquisition of 146 properties in connection with the CCIT III and CCPT V Mergers that closed in December 2020, partially offset by the disposition of 124 properties subsequent to September 30, 2020.

Transaction-Related Expenses
Transaction-related expenses include abandoned deal costs for acquisition and disposition activity.
Transaction-related expenses remained generally consistent during the three months ended September 30, 2021, as compared to the same period in 2020.
Management Fees
We pay CMFT Management a management fee pursuant to the Management Agreement, payable quarterly in arrears, equal to the greater of (a) $250,000 per annum ($62,500 per quarter) and (b) 1.50% per annum (0.375% per quarter) of the Company’s Equity (as defined in the Management Agreement). Furthermore, as discussed in Note 11 — Related-Party Transactions and Arrangements to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q, pursuant to the Investment Advisory and Management Agreement, for management of investments in the Managed Assets (as defined in the Investment Advisory and Management Agreement), CMFT Securities pays the Investment Advisor the Investment Advisory Fee, payable quarterly in arrears, equal to 1.50% per annum (0.375% per quarter) of CMFT Securities’ Equity (as defined in the Investment Advisory and Management Agreement). Because the Managed Assets are excluded from the calculation of management fees payable by the Company to CMFT Management pursuant to the Management Agreement, the total management and advisory fees payable by the Company to its external advisors are not increased as a result of the Investment Advisory and Management Agreement. In addition, pursuant to the Sub-Advisory Agreement, in connection with providing investment management services with respect to the corporate credit-related securities held by CMFT Securities, on a quarterly basis, the Investment Advisor designates 50% of the sum of the Investment Advisory Fee payable to the Investment Advisor as sub-advisory fees.
The increase in management fees of $1.6 million during the three months ended September 30, 2021, as compared to the same period in 2020, was primarily due to increased equity from the issuance of common stock in connection with the CCIT III and CCPT V Mergers that closed in December 2020.
Expense Reimbursements to Related Parties
Pursuant to the Investment Advisory and Management Agreement, CMFT Securities reimburses the Investment Advisor for costs and expenses incurred by the Investment Advisor on its behalf. Additionally, we may be required to reimburse certain expenses incurred by CMFT Management in providing management services, subject to limitations as set forth in the Management Agreement (as discussed in Note 11 — Related-Party Transactions and Arrangements to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q).
The increase in expense reimbursements to related parties of $1.1 million during the three months ended September 30, 2021, as compared to the same period in 2020, was primarily due to acquiring 146 properties as part of the CCIT III and CCPT V Mergers that closed in December 2020.
General and Administrative Expenses
The primary general and administrative expense items are transfer agency costs and banking fees.
The decrease in general and administrative expenses of $132,000 for the three months ended September 30, 2021, as compared to the same period in 2020, was primarily due to a decrease in fees related to the unused portion of our line of credit due to the pay down and termination of the Credit Facilities during the three months ended September 30, 2021. This decrease was partially offset by increased expenses related to the CCIT III and CCPT V Mergers completed in December 2020 and the foreclosure completed in January 2021 to take control of the assets which previously secured the Company’s mezzanine loans, as discussed in Note 7 — Loans Held-For-Investment to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Net Operating Income
Same store property net operating income decreased $1.4 million during the three months ended September 30, 2021, as compared to the same period in 2020. The change was primarily due to a decrease in occupancy from 94.3% as of September 30, 2020 to 93.8% as of September 30, 2021.
Non-same store property net operating income decreased $748,000 during the three months ended September 30, 2021, as compared to the same period in 2020. The increase was primarily due to the acquisition of 146 properties in connection with the CCIT III and CCPT V Mergers that closed December 2020, offset by the disposition of 124 properties subsequent to September 30, 2020.

Credit Segment
(Decrease ) Increase in Provision for Credit Losses
The decrease in provision for credit losses of $9.1 million during the three months ended September 30, 2021, as compared to the same period in 2020, was primarily due to the Company’s foreclosure of the assets which previously secured the Company’s mezzanine loans. During the three months ended September 30, 2020, the borrower on the Company’s eight mezzanine loans remained delinquent on the required reserve payments and became delinquent on principal and interest, resulting in the Company recording $3.6 million in credit losses related to the mezzanine loans. Upon completing foreclosure in January 2021, the Company took control of the assets which previously secured the loans, and as such, a provision for credit losses related to the mezzanine loans was not recorded for the three months ended September 30, 2021. During the three months ended September 30, 2021, a decrease in the provision for credit losses was recorded related to its senior loans and broadly syndicated loans due to the ongoing market recovery from COVID-19.
Interest Income
The increase in interest income of $13.1 million for the three months ended September 30, 2021, compared to the same period in 2020, was due to an increase in credit investments. As of September 30, 2021, we held investments in CRE loans held-for-investment of $890.8 million, broadly syndicated loans of $571.5 million, and CMBS of $121.8 million. As of September 30, 2020, we held investments in CRE loans held-for-investment of $473.8 million, broadly syndicated loans of $419.1 million, and CMBS of $75.2 million.
Comparison of the Nine Months Ended September 30, 2021 and 2020
The following table reconciles net income, calculated in accordance with GAAP, to net operating income (dollar amounts in thousands):

	For the Nine Months Ended September 30,
	2021	2020	Change
Net income (loss)	$97,637	$(11,742)	$109,379
Loss on extinguishment of debt	4,729	4,841	(112)
Interest expense and other, net	56,863	47,240	9,623
Operating income	159,229	40,339	118,890

Merger-related expenses, net	398	1,207	(809)
Gain on disposition of real estate and condominium developments, net	(80,502)	(20,120)	(60,382)
(Decrease) increase in provision for credit losses	(1,101)	33,037	(34,138)
Real estate impairment	5,268	15,983	(10,715)
Depreciation and amortization	73,186	60,486	12,700
Transaction-related expenses	37	308	(271)
Management fees	35,035	29,739	5,296
Expense reimbursements to related parties	8,387	6,674	1,713
General and administrative expenses	11,109	9,110	1,999
Interest income	(48,168)	(19,395)	(28,773)
Net operating income	$162,878	$157,368	$5,510
Real Estate Segment
A total of 294 properties were acquired before January 1, 2020 and represent our “same store” properties during the nine months ended September 30, 2021 and 2020. “Non-same store” properties, for purposes of the table below, includes properties acquired or disposed of on or after January 1, 2020.

The following table details the components of net operating income broken out between same store and non-same store properties (dollar amounts in thousands):

	Total			Same Store			Non-Same Store
	For the Nine Months Ended September 30,			For the Nine Months Ended September 30,			For the Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change	2021	2020	Change
Rental and other property income	$223,026	$194,550	$28,476	$163,049	$161,609	$1,440	$59,977	$32,941	$27,036

Property operating expenses	32,632	16,890	15,742	17,237	14,547	2,690	15,395	2,343	13,052
Real estate tax expenses	27,516	20,292	7,224	18,183	17,926	257	9,333	2,366	6,967
Total property operating expenses	60,148	37,182	22,966	35,420	32,473	2,947	24,728	4,709	20,019

Net operating income	$162,878	$157,368	$5,510	$127,629	$129,136	$(1,507)	$35,249	$28,232	$7,017
Loss on Extinguishment of Debt
The decrease in loss on extinguishment of debt of $112,000 for the nine months ended September 30, 2021, as compared to the same period in 2020, was primarily due to the extinguishment of five mortgage note with an aggregate carrying value of $89.4.0 million and the pay down and termination of the Credit Facilities during the nine months ended September 30, 2021, as compared the extinguishment of two mortgage notes with an aggregate carrying value of $97.0 million during the nine months ended September 30, 2020.
Interest Expense and Other, Net
The increase in interest expense and other, net, of $9.6 million for the nine months ended September 30, 2021, as compared to the same period in 2020, was primarily due to an increase in the average aggregate amount of debt outstanding from $1.7 billion as of September 30, 2020 to $2.5 billion as of September 30, 2021 as a result of entering into additional repurchase agreements, originating the Mortgage Loan and Class A Notes, and assuming the CCPT V Credit Facility as part of the CCIT III and CCPT V Mergers subsequent to September 30, 2020. This increase was partially offset by a decrease in the weighted average interest rate from 3.3% as of September 30, 2020 to 2.8% as of September 30, 2021.
Merger-Related Expenses, Net
The decrease in merger-related expenses, net of $809,000 during the nine months ended September 30, 2021, as compared to the same period in 2020, was primarily due to incurring expenses related to the CIM Income NAV Merger of $398,000 during the nine months ended September 30, 2021, compared to incurring expenses related to the CCIT III and CCPT V Mergers of $1.2 million during the nine months ended September 30, 2020.
Gain on Disposition of Real Estate and Condominium Developments, Net
The increase in gain on disposition of real estate and condominium developments, net, of $60.4 million during the nine months ended September 30, 2021, as compared to the same period in 2020, was primarily due to the disposition of 113 properties and one outparcel of land for a gain of $75.6 million during the nine months ended September 30, 2021, compared to the disposition of 19 properties for a gain of $20.1 million during the nine months ended September 30, 2020.
Real Estate Impairment
The decrease in impairments of $10.7 million during the nine months ended September 30, 2021, as compared to the same period in 2020, was due to 11 properties that were deemed to be impaired, resulting in impairment charges of $5.3 million during the nine months ended September 30, 2021, compared to 11 properties that were deemed to be impaired, resulting in impairment charges of $16.0 million during the nine months ended September 30, 2020.
Depreciation and Amortization
The increase in depreciation and amortization of $12.7 million during the nine months ended September 30, 2021, as compared to the same period in 2020, was primarily due to the acquisition of 146 properties in connection with the CCIT III and CCPT V Mergers that closed in December 2020, partially offset by the disposition of 124 properties subsequent to September 30, 2020.

Transaction-Related Expenses
The decrease in transaction-related expenses of $271,000 during the nine months ended September 30, 2021, as compared to the same period in 2020, was due to a decrease in abandoned deal costs for the nine months ended September 30, 2021.
Management Fees
The increase in management fees of $5.3 million during the nine months ended September 30, 2021, as compared to the same period in 2020, was primarily due to increased equity from the issuance of common stock in connection with the CCIT III and CCPT V Mergers that closed in December 2020.
Expense Reimbursements to Related Parties
The increase in expense reimbursements to related parties of $1.7 million during the nine months ended September 30, 2021, as compared to the same period in 2020, was primarily due to increased operating expense reimbursements due to CMFT Management as a result of acquiring 146 properties as part of the CCIT III and CCPT V Mergers that closed in December 2020.
General and Administrative Expenses
The increase in general and administrative expenses of $2.0 million for the nine months ended September 30, 2021, compared to the same period in 2020, was primarily due to increased expenses resulting from board members added to our Board and the acquisition of 146 properties in connection with the CCIT III and CCPT V Mergers that closed in December 2020. The increase was also due to increases in appraisal fees related to the foreclosure completed in January 2021 to take control of the assets which previously secured the Company’s mezzanine loans, as discussed in Note 7 — Loans Held-For-Investment to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Net Operating Income
Same store property net operating income decreased $1.5 million during the nine months ended September 30, 2021, as compared to the same period in 2020. The decrease was primarily due to increases in property operating expenses relating to parking lot repairs, partially offset by an increase in rental income as a result of the impact of COVID-19 leading to a temporary reduction in rental income during the nine months ended September 30, 2020 for certain tenants.
Non-same store property net operating income increased $7.0 million during the nine months ended September 30, 2021, as compared to the same period in 2020. The increase is due to the acquisition of 146 properties in connection with the CCIT III and CCPT V Mergers that closed in December 2020, partially offset by the disposition of 124 properties subsequent to September 30, 2020.
Credit Segment
(Decrease ) Increase in Provision for Credit Losses
The decrease in provision for credit losses of $34.1 million during the nine months ended September 30, 2021, as compared to the same period in 2020, was primarily due to the Company recording $23.4 million in credit losses related to the mezzanine loans. The mezzanine loans and underlying assets were foreclosed on in January 2021, and as such a provision for credit losses was not recorded during the nine months ended September 30, 2021 related to these loans.
Interest Income
The increase in interest income of $28.8 million for the nine months ended September 30, 2021, as compared to the same period in 2020, was due to an increase in credit investments. As of September 30, 2021, we held investments in CRE loans held-for-investment of $890.8 million, broadly syndicated loans of $571.5 million, and CMBS of $121.8 million. As of September 30, 2020, we held investments in CRE loans held-for-investment of $473.8 million, broadly syndicated loans of $419.1 million, and CMBS of $75.2 million.
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
Since April 2020, our Board authorized the following monthly distribution amounts per share for the periods indicated below:

Record Date	Distribution Amount
April 30, 2020	$0.0130
May 31, 2020	$0.0130
June 30, 2020	$0.0161
July 30, 2020	$0.0304
August 28, 2020	$0.0303
September 29, 2020	$0.0303
October 29, 2020	$0.0303
November 27, 2020	$0.0303
December 30, 2020	$0.0303
January 28, 2021	$0.0303
February 25, 2021	$0.0303
March 29, 2021	$0.0303
April 29, 2021	$0.0303
May 28, 2021	$0.0303
June 29, 2021	$0.0303
July 29, 2021	$0.0303
August 30, 2021	$0.0303
September 29, 2021	$0.0303
October 28, 2021	$0.0303
November 29, 2021	$0.0303
December 30, 2021	$0.0303
As of September 30, 2021, we had distributions payable of $11.0 million.

The following table presents distributions and sources of distributions for the periods indicated below (dollar amounts in thousands):

	Nine Months Ended September 30,
	2021		2020
	Amount	Percent	Amount		Percent
Distributions paid in cash	$82,541	84%	$62,529		65%
Distributions reinvested	16,264	16%	34,191		35%
Total distributions	$98,805	100%	$96,720		100%
Sources of distributions:
Net cash provided by operating activities (1)	$97,518	99%	$81,390	(2)	84%
Proceeds from the issuance of debt (3)	1,287	1%	7,022		7%
Proceeds from the issuance of common stock	—	—%	8,308	(4)	9%
Total sources	$98,805	100%	$96,720		100%
____________________________________
(1)Net cash provided by operating activities for the nine months ended September 30, 2021 and 2020 was $97.5 million and $71.8 million, respectively.
(2)Our distributions covered by cash flows from operating activities for the nine months ended September 30, 2020 include cash flows from operating activities in excess of distributions from prior periods of $9.6 million.
(3)Net proceeds on the credit facilities and notes payable for the nine months ended September 30, 2021 and 2020 were $584.1 million and $237.8 million, respectively.
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
Share Redemptions
Our amended and restated share redemption program (the “Amended Share Redemption Program”) permits our stockholders to sell their shares of common stock back to us, subject to certain conditions and limitations. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the Secondary DRIP Offering, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the Secondary DRIP Offering. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. In addition, our Board may choose to amend the terms of, suspend or terminate our Amended Share Redemption Program at any time in its sole discretion if it believes that such action is in the best interest of us and our stockholders. Any material modifications or suspension of the Amended Share Redemption Program will be disclosed to our stockholders as promptly as practicable in our reports filed with the SEC and via our website. In connection with the CCIT III and CCPT V Mergers, our Board suspended our Amended Share Redemption Program on August 30, 2020, and therefore, no shares were redeemed from our stockholders after that date until March 25, 2021, when our Board reinstated the Amended Share Redemption Program, effective April 1, 2021. During the nine months ended September 30, 2021, we received valid redemption requests under our share redemption program totaling approximately 61.8 million shares, of which we redeemed approximately 1.7 million shares as of September 30, 2021 for $12.0 million at an average redemption price of $7.20 per share, and 1.3 million shares subsequent to September 30, 2021 for $9.4 million (at a redemption price of $7.20 per share). The remaining redemption requests relating to approximately 58.8 million shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of our share redemption program then in effect. The share redemptions were funded with proceeds from the Secondary DRIP Offering and available borrowings.
Liquidity and Capital Resources
General
We expect to utilize proceeds from real estate dispositions, sales proceeds and principal payments received on credit investments, cash flows from operations and future proceeds from secured or unsecured financing to complete future acquisitions and loan originations, repayment of certain indebtedness and for general corporate uses. The sources of our operating cash flows will primarily be provided by the rental and other property income received from current and future leased properties and interest income from our portfolio of credit investments.
During the nine months ended September 30, 2021, and with the proceeds from the Mortgage Loan and the sale of the Class A Notes, the Company paid down the $1.11 billion outstanding balance under the Credit Facilities and terminated the Credit Facilities. As of September 30, 2021, we had cash and cash equivalents of $289.8 million, which included $87.4 million of unsettled broadly syndicated loan purchases.
As of September 30, 2021, the Credit and Security Agreement provided for borrowings in an aggregate principal amount up to $500.0 million under the Credit Securities Revolver, which may be increased from time to time pursuant to the Credit and Security Agreement. Borrowings under the Credit and Security Agreement are secured by substantially all of the assets held by CMFT Corporate Credit Securities, LLC, which shall primarily consist of broadly-syndicated senior secured loans subject to certain eligibility criteria under the Credit and Security Agreement. As of September 30, 2021, the amounts borrowed and outstanding under the Credit Securities Revolver totaled $406.5 million. Subsequent to September 30, 2021, the Company amended the Credit and Security Agreement by increasing available borrowings under the Credit Securities Revolver up to $550.0 million, as discussed in Note 16 — Subsequent Events to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
As of September 30, 2021, the Repurchase Agreements provided up to an aggregate of $1.2 billion of financing under the Repurchase Facilities. The Repurchase Agreements provide for simultaneous agreements by the banks to re-sell purchased CRE mortgage loans back to the CMFT Lending Subs at a certain future date or upon demand. As of September 30, 2021, we had nine senior loans with an aggregate carrying value of $712.8 million financed with $507.3 million under the Repurchase Facilities, $184.4 million of which was financed under the Barclays Repurchase Facility, $199.2 million of which was financed under the Citibank Repurchase Facility and $123.6 million of which was financed under the Wells Fargo Repurchase Facility.
As of September 30, 2021, we believe that we were in compliance with the financial covenants of the Mortgage Loan, the Class A Notes, and the Repurchase Agreements, as well as the financial covenants under our various fixed and variable rate debt agreements, as further discussed in Note 9 — Notes Payable, Repurchase Facilities and Credit Facilities to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for the acquisition of real estate-related securities, real estate and real estate-related assets and the payment of acquisition-related fees and expenses, operating expenses, distributions, redemptions and interest and principal on current and any future debt financings, including principal repayments of $98.5 million within the next 12 months.
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
We expect that substantially all net cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we have used, and may continue to use, other sources to fund distributions, as necessary, including borrowings on our unencumbered assets. To the extent that cash flows from operations are lower, distributions paid to our stockholders may be lower. We expect that substantially all net cash flows from the Offerings or debt financings will be used to fund acquisitions, loan originations, certain capital expenditures, repayments of outstanding debt or distributions and redemptions to our stockholders.
Contractual Obligations
As of September 30, 2021, we had debt outstanding with a carrying value of $2.8 billion and a weighted average interest rate of 2.8%. See Note 9 — Notes Payable, Repurchase Facilities and Credit Facilities to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.
Our contractual obligations as of September 30, 2021 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments — fixed rate debt (2)	$387,262	$7,870	$356,411	$22,981	$—
Interest payments — fixed rate debt (3)	29,488	15,279	14,022	187	—
Principal payments — variable rate debt	82,844	82,844	—	—	—
Interest payments — variable rate debt (4)	2,759	2,759	—	—	—
Principal payments — first lien mortgage loan (5)	650,000	—	650,000	—	—
Interest payments — first lien mortgage loan (5)	33,857	18,200	15,657	—	—
Principal payments — net-lease mortgage notes (6)	772,710	7,740	6,450	—	758,520
Interest payments — net-lease mortgage notes (6)	186,543	21,636	43,450	43,390	78,067
Principal payments — credit facilities	406,500	—	—	406,500	—
Interest payments — credit facilities	23,815	7,317	14,654	1,844	—
Principal payments — repurchase facilities (7)	507,253	—	507,253	—	—
Interest payments — repurchase facilities (7)	28,094	10,650	17,444	—	—
Total	$3,111,125	$174,295	$1,625,341	$474,902	$836,587
____________________________________
(1)The table does not include amounts due to CMFT Management or its affiliates pursuant to our Management Agreement because such amounts are not fixed and determinable. The table also does not include $123.7 million of unfunded commitments related to our existing CRE loans held-for-investment which are subject to the satisfaction of borrower milestones.
(2)Principal payment amounts reflect actual payments based on the face amount of notes payable secured by our wholly-owned properties, which excludes the fair value adjustment, net of amortization, of mortgage notes assumed.
(3)As of September 30, 2021, we had variable rate debt outstanding of $82.8 million with a weighted average interest rate of 5.5%. We used the weighted average interest rate to calculate the debt payment obligations in future periods.
(4)As of September 30, 2021, the amounts outstanding under the Credit Securities Revolver totaled $406.5 million and had a weighted average interest rate of 1.8%.
(5)As of September 30, 2021, the amounts outstanding under the Mortgage Loan totaled $650.0 million and had a weighted average interest rate of 2.8%.
(6)As of September 30, 2021, the amounts outstanding under the Class A Notes totaled $772.7 million and had a weighted average interest rate of 2.8%.
(7)As of September 30, 2021, the amount outstanding under the Citibank Repurchase Facility was $199.2 million at a weighted average interest rate of 2.1%, the amount outstanding under the Barclays Repurchase Facility was $184.4 million at a weighted average interest rate of 2.3%, and the amount outstanding under the Wells Fargo Repurchase Facility was $123.6 million at a weighted average interest rate of 1.8%.

We expect to incur additional borrowings in the future to acquire additional properties and credit investments. There is no limitation on the amount we may borrow against any single improved property. As of September 30, 2021, our ratio of debt to total gross assets net of gross intangible lease liabilities was 55.0% and our ratio of debt to the fair market value of our gross assets net of gross intangible lease liabilities was 57.1%. Fair market value is based on the estimated market value of our real estate assets as of September 30, 2020 that were used to determine our estimated per share NAV, and for those assets acquired from July 1, 2020 through September 30, 2021 is based on the purchase price.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to stockholders. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as premiums or discounts, financing and issuance costs, and related accumulated amortization, less all cash and cash equivalents. As of September 30, 2021, our net debt leverage ratio, which is the ratio of net debt to total gross real estate and related assets net of gross intangible lease liabilities, was 49.3%.
The following table provides a reconciliation of the notes payable and credit facility, net balance, as reported on our condensed consolidated balance sheet, to net debt as of September 30, 2021 (dollar amounts in thousands):

Balance as of
September 30, 2021
Notes payable, repurchase facilities and credit facilities, net	$2,776,215
Deferred costs and net premiums (1)	30,354
Less: Cash and cash equivalents	(289,840)
Net debt	$2,516,729
Gross real estate and related assets, net (2)	$5,107,228
Net debt leverage ratio	49.3%
____________________________________
(1) Deferred costs relate to mortgage notes payable and the term portion of the Credit Facilities.
(2) Net of gross intangible lease liabilities. Includes gross assets held for sale, as well as real estate-related securities and loans held-for-investment principal balance, net of allowance for credit losses, of $1.7 billion.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities increased by $25.8 million for the nine months ended September 30, 2021, as compared to the same period in 2020. The increase was primarily due to the acquisition of 146 properties in connection with the CCIT III and CCPT V Mergers that closed in December 2020 along with increases in credit investments driving higher interest income, partially offset by the disposition of 124 properties and one outparcel of land subsequent to September 30, 2020. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities decreased $141.6 million for the nine months ended September 30, 2021, as compared to the same period in 2020. The change was primarily due to a decrease in the net investment in broadly syndicated loans of $237.4 million, and an increase in proceeds from disposition of real estate assets of $265.0 million. The change was partially offset by an increase in the net investment in loans held-for-investment of $287.6 million and an increase in the net investment of real estate-related securities of $67.6 million.
Financing Activities. Net cash provided by financing activities increased $323.1 million for the nine months ended September 30, 2021, as compared to the same period in 2020. The change was primarily due to an increase in net proceeds on the credit facilities, notes payable and repurchase facilities of $346.2 million as a result of entering into and upsizing the Repurchase Facilities, the Mortgage Loan and the Class A Notes, coupled with a decrease in redemptions of common stock of $35.7 million as a result of the Board’s suspension of the Amended Share Redemption Program from August 30, 2020 through March 31, 2021. The change was offset by increased deferred financing costs paid as a result of entering into new debt agreements as described above.

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
Conflicts of Interest
Richard S. Ressler, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates including CMFT Management, is the chairman of the board, chief executive officer and president of CIM Income NAV. One of our directors, Avraham Shemesh, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates including CMFT Management, serves as a director of CIM Income NAV. One of our directors, Elaine Y. Wong, also serves as a director of CIM Income NAV. One of our independent directors, W. Brian Kretzmer, also serves as an independent director of CIM Income NAV. Nathan D. DeBacker, our chief financial officer and treasurer, who is also the chief financial officer and treasurer of CIM Income NAV, is a vice president of CMFT Management and is an officer of certain of its affiliates. In addition, affiliates of CMFT Management act as an advisor to CIM Income NAV. As such, there may be conflicts of interest where CMFT Management or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for CIM or another real estate program sponsored or operated by CIM or CCO Group, including other real estate offerings in registration, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions and loan investments (and the allocation thereof), dispositions, and property management, among others. The compensation arrangements between affiliates of CMFT Management and these other real estate programs sponsored or operated by CIM and CCO Group could influence the advice provided to us. See Part I, Item 1. Business — Conflicts of Interest in our Annual Report on Form 10-K for the year ended December 31, 2020.
Off-Balance Sheet Arrangements
As of September 30, 2021 and December 31, 2020, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.
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
Interest Rate Risk
Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our investments and the related financing obligations. In general, we seek to match the interest rate characteristics of our investments with the interest rate characteristics of any related financing obligations such as repurchase agreements, bank credit facilities, term loans, revolving facilities and securitizations.
As of September 30, 2021, we had an aggregate of $1.6 billion of variable rate debt, and therefore, we are exposed to interest rate changes in LIBOR. As of September 30, 2021, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $8.2 million per year.
As of September 30, 2021, we had five interest rate cap agreements outstanding, which mature on various dates from May 2022 through July 2023, with an aggregate notional amount of $752.6 million and an aggregate fair value of the net derivative asset of $51,000. The fair value of these interest rate cap agreements is dependent upon existing market interest rates. As of September 30, 2021, an increase of 50 basis points in interest rates would result in a change of $166,000 to the fair value of the net derivative asset, resulting in a net derivative asset of $217,000. A decrease of 50 basis points in interest rates would result in a $45,000 change to the fair value of the net derivative asset, resulting in a net derivative asset of $6,000.
As the information presented above includes only those exposures that existed as of September 30, 2021, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
We have interest rate cap agreements maturing on various dates from May 2022 through July 2023, as further discussed above, that are indexed to LIBOR. As such, we are monitoring and evaluating the related risks, which include interest on loans or amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative reference rate may be challenging, especially if we cannot agree with the respective counterparty about how to make the transition.
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
Our loans and investments are also subject to credit risk. The performance and value of our loans and investments depend upon the owners’ ability to operate the properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. To monitor this risk, our manager reviews our investment portfolios and in certain instances is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2021 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2021, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following table presents distributions and the source of distributions for the periods indicated below (dollar amounts in thousands):

	Nine Months Ended September 30, 2021		Year Ended December 31, 2020
	Amount	Percent	Amount		Percent
Distributions paid in cash	$82,541	84%	$90,655		73%
Distributions reinvested	16,264	16%	34,191		27%
Total distributions	$98,805	100%	$124,846		100%
Sources of distributions:
Net cash provided by operating activities (1)	$97,518	99%	$115,985	(2)	93%
Proceeds from the issuance of debt (3)	1,287	1%	553		—%
Proceeds from the issuance of common stock	—	—%	8,308	(4)	7%
Total sources	$98,805	100%	$124,846		100%
____________________________________
(1)Net cash provided by operating activities for the nine months ended September 30, 2021 and the year ended December 31, 2020 was $97.5 million and $106.4 million, respectively.
(2)Our distributions covered by cash flows from operating activities for the year ended December 31, 2020 include cash flows from operating activities in excess of distributions from prior periods of $9.6 million.
(3)Net proceeds on the credit facilities, notes payable and repurchase facilities for the nine months ended September 30, 2021 and the year ended December 31, 2020 were $584.1 million and $159.0 million, respectively.
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
Risks Related to the CIM Income NAV Merger
Failure to complete the CIM Income NAV Merger could negatively impact our future business and financial results.
If the CIM Income NAV Merger is not completed, our ongoing business could be materially adversely affected and we will be subject to a variety of risks associated with the failure to complete the CIM Income NAV Merger, including the following:
•CIM Income NAV may be unable to pay us the termination payment of either $6,720,000 or $14,780,000, depending upon the date of such termination and certain other factors, and may not be able to reimburse us for expenses incurred by us in connection with the CIM Income NAV Merger of up to $2,675,000;
•We may have to bear certain costs incurred by us relating to the CIM Income NAV Merger, such as legal, accounting, financial advisor, filing, printing and mailing fees; and
•the diversion of our management’s focus and resources from operational matters and other strategic opportunities while working to implement the CIM Income NAV Merger.
If the CIM Income NAV Merger is not completed, these risks could materially affect our business and financial results.
The pendency of the CIM Income NAV Merger, including as a result of the restrictions on the operation of our business and CIM Income NAV’s business during the period between signing the Merger Agreement and the completion of the CIM Income NAV Merger, as well as the suspension of CIM Income NAV’s public offering of securities, could adversely affect the business and operations of us, CIM Income NAV, or both.
In connection with the pending CIM Income NAV Merger, some business partners or vendors of each of us and CIM Income NAV may delay or defer decisions, which could negatively impact the revenues, earnings, cash flows and expenses of us and CIM Income NAV, regardless of whether the CIM Income NAV Merger is completed. In addition, due to operating covenants in the Merger Agreement, each of us and CIM Income NAV may be unable, during the pendency of the CIM Income NAV Merger, to pursue certain strategic transactions, undertake certain significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions that are not in the ordinary course of business, even if such actions would prove beneficial. Furthermore, CIM Income NAV has suspended its public offering of securities in connection with the pending CIM Income NAV Merger, which may reduce the cash available to CIM Income NAV to fund its ongoing business and operations.
In certain circumstances, either we or CIM Income NAV may terminate the Merger Agreement.
Either we or CIM Income NAV may terminate the Merger Agreement if the CIM Income NAV Merger has not been consummated by the Outside Date. Also, the Merger Agreement may be terminated in certain circumstances if a final and non-appealable order is entered prohibiting the transactions contemplated by the Merger Agreement, upon a material uncured breach by the other party that would cause the closing conditions not to be satisfied, or if CIM Income NAV stockholders fail to approve the CIM Income NAV Merger or the amendment to the CIM Income NAV charter that is required to consummate the CIM Income NAV Merger (the “Charter Amendment Proposal”). In addition, at any time prior to the time CIM Income NAV stockholders approve the CIM Income NAV Merger and the Charter Amendment Proposal, CIM Income NAV has the right to terminate the Merger Agreement in order to enter into an Alternative Acquisition Agreement with respect to a Superior Proposal (as such terms are defined in the Merger Agreement). Finally, at any time prior to the time CIM Income NAV stockholders approve the Merger Proposal and the Charter Amendment Proposal, we have the right to terminate the Merger Agreement upon an Adverse Recommendation Change, upon the commencement of a tender offer or exchange offer for any shares of CIM Income NAV Common Stock that constitutes an Acquisition Proposal if the CIM Income NAV board of directors fails to recommend against acceptance of such tender offer or exchange offer or to publicly reaffirm the CIM Income NAV board of directors recommendation after being requested to do so by us or if CIM Income NAV breaches or fails to comply in any material respect with certain of its obligations regarding the solicitation of and response to Acquisition Proposals.
We and CIM Income NAV each expect to incur substantial expenses related to the CIM Income NAV Merger.
We and CIM Income NAV each expect to incur substantial expenses in connection with completing the CIM Income NAV Merger and integrating the properties and operations of CIM Income NAV with ours. While we and CIM Income NAV each has assumed that a certain level of transaction expenses would be incurred, there are a number of factors beyond the control of each company that could affect the total amount or the timing of such expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, the transaction expenses associated with the CIM Income NAV Merger could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings following the completion of the CIM Income NAV Merger.
The CIM Income NAV Merger may be dilutive to estimated net income for our stockholders.
The CIM Income NAV Merger may be dilutive to estimated net income for our stockholders, which would potentially decrease the amount of funds available to distribute to our stockholders as stockholders of the combined company following the CIM Income NAV Merger (the “Combined Company”). For instance, on a pro forma basis, assuming the CIM Income NAV Merger had been consummated on January 1, 2020, the net income per share of the Combined Company for the year ended December 31, 2020 and the six months ended June 30, 2021 would have been less than the actual net income per share of our common stock during the same periods.
In approving and recommending the CIM Income NAV Merger, our Board considered, among other things, the most recent estimated per share NAV of our common stock and CIM Income NAV Common Stock as determined by our Board and the CIM Income NAV board of directors, respectively, with the assistance of their respective third-party valuation experts. The estimated per share NAV of CIM Income NAV Common Stock may not be immediately determined following the consummation of the CIM Income NAV Merger. In the event that the Combined Company completes a liquidity event after consummation of the CIM Income NAV Merger, such as a listing of its shares on a national securities exchange, a merger in which stockholders of the Combined Company receive securities that are listed on a national securities exchange, or a sale of the Combined Company for cash, the market value of the shares of the Combined Company upon consummation of such liquidity event may be significantly lower than the current estimated value considered by our Board and the estimated per share NAV that may be reflected on the account statements of stockholders of the Combined Company after consummation of the CIM Income NAV Merger.
If the CIM Income NAV Merger does not qualify as a tax-free reorganization, there may be adverse tax consequences.
The CIM Income NAV Merger is intended to qualify as a tax-free reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1896, as amended (the “Code”). The closing of the CIM Income NAV Merger is conditioned on the receipt by each of us and CIM Income NAV of an opinion of counsel to the effect that the CIM Income NAV Merger will qualify as a tax-free reorganization within the meaning of Section 368(a) of the Code. However, these legal opinions will not be binding on the Internal Revenue Service or on the courts. If, for any reason, the CIM Income NAV Merger were to fail to qualify as a tax-free reorganization, then each stockholder generally would recognize gain or loss, as applicable, equal to the difference between (1) the merger consideration (i.e. the fair market value of the shares of our common stock) received by such stockholder in the CIM Income NAV Merger; and (2) such stockholder’s adjusted tax basis in our common stock.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Our Amended Share Redemption Program permits our stockholders to sell their shares of common stock back to us, subject to significant conditions and limitations. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the Secondary DRIP Offering, net of shares redeemed to date. In addition, generally we will limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the Secondary DRIP Offering. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. In connection with the CCIT III and CCPT V Mergers, our Board suspended our Amended Share Redemption Program on August 30, 2020, and therefore, no shares were redeemed from our stockholders until our Board reinstated the Amended Share Redemption Program effective April 1, 2021. As of September 30, 2021, the estimated per share NAV was $7.20, which was determined by the Board on May 25, 2021 using a valuation date of March 31, 2021. This estimated per share NAV serves as the most recent estimated value for purposes of the Amended Share Redemption Program, effective May 26, 2021, until such time as the Board determines a new estimated per share NAV.
In general, we redeem shares on a quarterly basis. During the three months ended September 30, 2021, we redeemed shares, including those redeemable due to death, as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2021 - July 31, 2021	—	$—	—	(1)
August 1, 2021 - August 31, 2021	1,699,924	$7.20	1,699,924	(1)
September 1, 2021 - September 30, 2021	12,872	$7.20	12,872	(1)
Total	1,712,796		1,712,796	(1)
____________________________________
(1)A description of the maximum number of shares that may be purchased under our Amended Share Redemption Program is included in the narrative preceding this table.
Unregistered Sales of Equity Securities
None.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
None.

Item 6.Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
2.1*
Agreement and Plan of Merger, dated as of September 21, 2021, by and among CIM Real Estate Finance Trust, Inc., Cypress Merger Sub, LLC and CIM Income NAV, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed September 22, 2021).

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

10.8
First Amendment to Master Repurchase Agreement, dated August 17, 2021, by and between CMFT RE Lending RF Sub CB, LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed August 23, 2021).

10.9
Amendment No. 2 to Credit and Security Agreement, dated October 4, 2021, by and between CMFT Corporate Credit Securities, LLC, as borrower, CMFT Securities Investments, LLC, as collateral manager and equityholder, Citibank, N.A., as administrative agent and as lender, Citibank, N.A. (acting through its Agency & Trust division), as collateral custodian and as collateral agent, and Virtus Group, LP, as collateral administrator (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed October 8, 2021).

10.10
Master Repurchase Agreement, dated October 8, 2021, by and between CMFT RE Lending RF Sub DB, LLC and Deutsche Bank AG, New York Branch (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed October 14, 2021).

10.11
Guaranty, dated as of October 8, 2021, by CIM Real Estate Finance Trust, Inc. for the benefit of Deutsche Bank AG, New York Branch (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed October 14, 2021).

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

101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File (formatted as InLine XBRL and contained in Exhibit 101).

*	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule to the SEC upon request.
**	Filed herewith.
***	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIM Real Estate Finance Trust, Inc. (Registrant)

By:	/s/ Nathan D. DeBacker
Name:	Nathan D. DeBacker
Title:	Chief Financial Officer and Treasurer (Principal Financial Officer)
Date: November 15, 2021