Form 10-K
period 2021-12-31
CIM REAL ESTATE FINANCE TRUST, INC.
filed 2022-03-31
CIK 1498547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There is no established market for the registrant’s shares of common stock. As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, there were approximately 362.4 million shares of common stock held by non-affiliates, for an aggregate market value of $2.6 billion, assuming a market value as of that date of $7.20 per share, the most recent estimated per share net asset value of the registrant’s common stock established by the registrant’s board of directors in effect as of that date. Effective May 26, 2021, the estimated per share net asset value of the registrant’s common stock as of March 31, 2021 is $7.20 per share.
As of March 21, 2022, there were approximately 437.4 million shares of common stock, par value per share of $0.01, of CIM Real Estate Finance Trust, Inc. outstanding.
Documents Incorporated by Reference:
The Registrant incorporates by reference portions of the CIM Real Estate Finance Trust, Inc. Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders (into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K of CIM Real Estate Finance Trust, Inc., other than historical facts, may be considered forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. These forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. In addition, these risks and uncertainties include those associated with (i) the scope, severity and duration of the COVID‑19 pandemic and actions taken to contain the pandemic or mitigate its impact, (ii) the potential adverse effect of the COVID-19 pandemic on the financial condition, results of operations, cash flows and performance of the Company and its tenants, the real estate market and the global economy and financial markets, among others, and (iii) general economic, market and other conditions. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Annual Report on Form 10-K is filed with the U.S. Securities and Exchange Commission (the “SEC”). Additionally, except as required by applicable law or regulation, we undertake no obligation, and expressly disclaim any such obligation, to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events, changes to future operating results or otherwise.
The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from those presented in our forward-looking statements:
•We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.
•We are subject to risks associated with tenant, geographic and industry concentrations with respect to our investments and properties.
•Our properties, intangible assets and other assets, as well as the property securing our loans or other investments, may be subject to impairment charges.
•We could be subject to unexpected costs or unexpected liabilities that may arise from dispositions.
•We are subject to competition in the acquisition and disposition of properties and in the leasing of our properties and we may suffer delays or be unable to acquire, dispose of, or lease properties on advantageous terms.
•We are subject to risks associated with bankruptcies or insolvencies of our borrowers and tenants and from borrower or tenant defaults generally.
•Our credit and real estate investments subject us to the political, economic, capital markets and other conditions in the United States, including with respect to the effects of the COVID-19 pandemic and other events that impact the Unites States.
•We are subject to fluctuations in interest rates which could reduce our ability to generate income on our credit investments.
•We are subject to competition from entities engaged in lending which may impact the availability of origination and acquisition opportunities acceptable to us.
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

PART I
ITEM 1.    BUSINESS
Our Company
CIM Real Estate Finance Trust, Inc. (together with our subsidiaries unless the context requires otherwise, the “Company,” “we,” “our” or “us”) is a non-exchange traded REIT formed as a Maryland corporation on July 27, 2010. We are primarily focused on originating, acquiring, financing and managing shorter duration senior secured loans, other related credit investments and core commercial real estate.
We have two reportable business segments as of December 31, 2021 and we refer to the investments within these segments as our target assets:
•Credit — engages primarily in acquiring and originating shorter duration senior secured loans. We may acquire first and second lien mortgage loans, mezzanine loans, bridge loans, wraparound mortgage loans, construction mortgage loans on real property and loans on leasehold interest mortgages. This segment may also include investments in liquid senior corporate loans, direct corporate loans, and commercial mortgage-backed securities (“CMBS”).
•Real estate — engages primarily in acquiring and managing income-producing commercial properties that are primarily single-tenant properties or anchored shopping centers, which are leased to creditworthy tenants under long-term net leases. The commercial properties are geographically diversified throughout the United States and have similar economic characteristics.
As of December 31, 2021, our credit portfolio consisted of 317 loans with a net book value of $2.6 billion, and investments in real estate-related securities of $105.5 million as of December 31, 2021. In addition, we owned 514 properties, comprising 22.7 million rentable square feet of commercial space located in 45 states. As of December 31, 2021, the rentable space at these properties was 94.2% leased, including month-to-month agreements, if any.
We have elected to be taxed and conduct our operations to qualify as a REIT for federal income tax purposes. We operate our business in a manner that permits us to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”). A majority of our business is conducted through CIM Real Estate Finance Operating Partnership, LP, a Delaware limited partnership (“CMFT OP”), of which we are the sole general partner and own, directly or indirectly, 100% of the partnership interests, and its subsidiaries.
Our Manager, Investment Advisor and CIM
We are externally managed by CIM Real Estate Finance Management, LLC, a Delaware limited liability company (“CMFT Management”), which is an affiliate of CIM Group, LLC (“CIM”). CIM is a community-focused real estate and infrastructure owner, operator, lender and developer. CIM is headquartered in Los Angeles, CA, with offices in Atlanta, GA, Bethesda, MD, Chicago, IL, Dallas, TX, New York, NY, Orlando, FL, Phoenix, AZ, and Tokyo, Japan. CIM also maintains additional offices across the United States, as well as in Korea, Hong Kong, and the United Kingdom to support its platform.
We have no paid employees and rely upon our manager pursuant to our Amended and Restated Management Agreement dated August 20, 2019 (the “Management Agreement”), as well as its affiliates, including CCO Capital, LLC (“CCO Capital”), our dealer manager, CREI Advisors, LLC (“CREI Advisors”), our property manager, and CIM Capital IC Management, LLC (the “Investment Advisor”), our investment advisor with respect to investments in securities and certain other investments, to provide substantially all of our day-to-day management. Our manager, CCO Capital, and CREI Advisors are owned directly or indirectly by CCO Group, LLC. Collectively, CCO Group, LLC, CCO Capital and CREI Advisors serve as our sponsor, which we refer to as our “sponsor” or “CCO Group.” Our Management Agreement is for a three-year term and renews automatically each year thereafter for an additional one-year period unless terminated by our board of directors (our “Board”).
On December 6, 2019, CMFT Securities Investments, LLC (“CMFT Securities”), which is a wholly-owned subsidiary of the Company, entered into an investment advisory and management agreement (the “Investment Advisory and Management Agreement”) with our Investment Advisor. CMFT Securities was formed for the purpose of holding any investments in securities and certain other investments made by the Company. The Investment Advisor, a wholly-owned subsidiary of CIM, is registered as an investment advisor with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Pursuant to the Investment Advisory and Management Agreement, the Investment Advisor will manage the day-to-day business affairs of CMFT Securities and its investments in corporate credit and real estate-related securities, subject to the supervision of the Board. The Investment Advisory and Management Agreement shall continue for a term of three years and shall be deemed renewed automatically each year thereafter for an additional one-year period unless otherwise terminated pursuant to the Investment Advisory and Management Agreement.

In addition, on December 6, 2019, the Investment Advisor entered into a sub-advisory agreement (the “Sub-Advisory Agreement”) with OFS Capital Management, LLC, a Delaware limited liability company and affiliate of the Investment Advisor (the “Sub-Advisor”), to act as an investment sub-advisor to CMFT Securities. The Sub-Advisor is registered as an investment adviser under the Advisers Act and is an affiliate of the Investment Advisor. The Sub-Advisor provides investment management services primarily with respect to the corporate credit and real estate-related securities held by CMFT Securities. Either party may terminate the Sub-Advisory Agreement with 30 days’ prior written notice to the other party.
Investment Strategy and Objectives
Our investment strategy includes acquiring, financing and managing and originating credit investments, including shorter duration senior secured loans, mezzanine loans, preferred equity, and other loans and securities related to commercial real estate, as well as corporate loan opportunities that are consistent with our investment strategy and objectives, while also balancing our existing core portfolio of core commercial real estate, net leased under long-term leases to creditworthy tenants.
In order to execute on this strategy, we sold or are under contract to sell, in addition to certain non-core single tenant real estate properties, a substantial portion of our anchored shopping center properties through the Purchase and Sale Agreement and we intend to redeploy the proceeds from those sales into the origination, participation in, and acquisition of our targeted credit investments and core commercial real estate. Assuming the successful repositioning of our portfolio and subject to market conditions, we then expect to pursue a listing of our common stock on a national securities exchange. We will not list our stock unless and until such time as our board of directors believe that the listing of our stock would be in the best interest of our stockholders. We currently anticipate that our previously announced target listing date in 2022 will be extended to a future date. We can provide no assurances that a listing will happen in a particular timeframe or at all.
We believe a diversified investment portfolio of credit investments and core commercial real estate, combined with our manager’s ability to actively manage those investments, will enable us to generate competitive risk-adjusted returns for our stockholders over time and provide reasonable, stable, current income for stockholders through the payment of cash distributions. Our investment strategy allows us to adapt over time in order to respond to evolving market conditions and to capitalize on investment opportunities that may arise at different points in the economic and real estate investment cycle.
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
•prior to the deployment or redeployment of capital, permitting the manager or our Investment Advisor to cause the capital to be invested in short-term investments in money market funds, bank accounts, overnight repurchase agreements with primary federal reserve bank dealers collateralized by direct U.S. government obligations, and other instruments and investments reasonably determined to be of high quality; and
•not making any (i) individual or single pooled CMBS investment or corporate loan investment in excess of $250 million, (ii) any commercial real estate (“CRE”) loan in excess of $50 million with a loan-to-value ratio in excess of 80%, and (iii) any other type of investment, including but not limited to commercial real estate acquisitions, in excess of $200 million, without the approval of a majority of the Board or a duly constituted committee of the Board.
Types of Investments — Commercial Real Estate-Related Credit Investments
Short Duration Senior Secured Loans. We invest in, acquire or originate loans secured by a first mortgage lien on commercial properties providing mortgage financing to commercial property developers or owners. These loans will generally have maturity dates ranging from three to ten years and bear interest at a fixed or floating rate, though they are more likely going to be floating rate and have a shorter-duration term. The loans will likely require interest only payments and if these loans do provide for some amortization, they will typically require, in any event, a balloon payment of principal at maturity. These investments may include whole loan participations and/or pari passu participations within such loans.
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
Other Real-Estate Related Debt Instruments. We will opportunistically invest in or originate other commercial real estate-related debt instruments such as subordinated mortgage interests, preferred equity, note financing, unsecured loans to owners and operators of real estate assets, and secured real estate-related securities such as CMBS and commercial real estate collateralized loan obligations (“CRE CLOs”).
Corporate Loans. We may also invest in or originate certain syndicated or directly originated liquid and less liquid corporate loans.
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
•the loan-to-value ratio of the investment;
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
Types of Investments — Commercial Real Estate Property Investments
We have acquired, and may continue to acquire either directly or through co-investing in a joint venture agreement, income-producing necessity retail properties that are primarily single-tenant properties, which are leased to creditworthy tenants under long-term net leases, and are strategically located throughout the United States. We consider necessity retail properties to be properties leased to retail tenants that attract consumers for everyday needs, such as pharmacies, home improvement stores, national superstores, restaurants and regional retailers. Our portfolio also includes anchored shopping centers, which are multi-tenant properties that are anchored by one or more large national, regional or local retailers. On December 20, 2021, certain subsidiaries of the Company entered into an Agreement of Purchase and Sale, as amended, (the “Purchase and Sale Agreement”), with American Finance Trust, Inc. (now known as The Necessity Retail REIT, Inc.) (NASDAQ: AFIN) (“AFIN”), American Finance Operating Partnership, L.P. (now known as The Necessity Retail REIT Operating Partnership,

L.P) (“AFIN OP”), and certain of their subsidiaries (collectively, the “Purchaser”) to sell our remaining multi-tenant anchored shopping center properties, along with two single-tenant properties.
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
In the purchasing, leasing and development of properties, we are subject to risks generally incident to the ownership of real estate. Refer to Part I, Item 1A. Risk Factors — Risks Associated with Our Real Estate Segment in this Annual Report on Form 10-K.

Real Estate Dispositions. We generally intend to hold each property we acquire for an extended period, generally in excess of five years. Holding periods for other real estate-related assets may vary. Circumstances might arise that could cause us to determine to sell an asset before the end of the expected holding period if we believe the sale of the asset would be in the best interests of our stockholders. The determination of whether a particular asset should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing and projected economic conditions, current tenant rolls and tenant creditworthiness, whether we could apply the proceeds from the sale of the asset to acquire other assets, whether disposition of the asset would increase cash flows, and whether the sale of the asset would be a prohibited transaction under the Code or otherwise impact our status as a REIT for federal income tax purposes. During the year ended December 31, 2021, we sold 117 properties and an outparcel of land for an aggregate gross sales price of $490.3 million, resulting in net proceeds of $475.8 million and a gain of $77.2 million.
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
As of December 31, 2021, our ratio of debt to total gross assets net of gross intangible lease liabilities was 58.0% (56.5% including adjustments to debt for cash and cash equivalents), and our ratio of debt to the fair market value of our gross assets was 58.8%.
The following table details our outstanding financing arrangements as of December 31, 2021 (in thousands):

	Portfolio Financing Outstanding Principal Balance	Maximum Capacity
Notes payable – fixed rate debt	$471,967	$471,967
Notes payable – variable rate debt	70,268	70,268
First lien mortgage loan	650,000	650,000
ABS mortgage notes	770,775	774,000
Credit facilities	910,000	975,000
Repurchase facilities	1,298,414	1,780,000
Total portfolio financing	$4,171,424	$4,721,235
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
We may attempt to reduce interest rate risk and to minimize exposure to interest rate fluctuations through the use of match funded financing structures, when appropriate, whereby we may seek (1) to match the maturities of our debt obligations with the maturities of our assets, and (2) to match the interest rates on our assets with like-kind debt (i.e., we may finance floating rate assets with floating rate debt and fixed-rate assets with fixed-rate debt), directly or through the use of interest rate swap agreements or other financial instruments, or through a combination of these strategies. We expect these instruments will allow us to minimize, but not eliminate, the risk that we may have to refinance our liabilities before the maturities of our assets and to reduce the impact of changing interest rates on our earnings.

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
Our Offerings
We commenced our initial public offering in January 2012 on a “best efforts” basis of up to $2.975 billion in shares of common stock (the “Offering”), including $475.0 million in shares allocated to our distribution reinvestment plan (the “DRIP”). In addition, we registered $247.0 million in shares of common stock under the DRIP (the “Initial DRIP Offering”) on December 19, 2013 and an additional $600.0 million in shares of common stock under the DRIP (the “Secondary DRIP Offering,” and together with the Initial DRIP Offering, the “DRIP Offerings,” and the DRIP Offerings collectively with the Offering, the “Offerings”) on August 2, 2016. We continue to issue shares of common stock under the Secondary DRIP Offering.
As of December 31, 2021, we had issued approximately 366.0 million shares of our common stock in the Offerings, including 67.6 million shares issued in the DRIP Offerings, for gross offering proceeds of $4.0 billion before organization and offering costs, selling commissions and dealer manager fees of $306.0 million. In addition, on December 21, 2020 and December 16, 2021, we issued an aggregate 52.6 million shares of common stock in connection with our entry into the merger agreements with Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”) and Cole Credit Property Trust V, Inc. (“CCPT V”) and 74.8 million shares of common stock in connection with the CIM Income NAV Merger, as defined and discussed below.
Net Asset Value
Our Board establishes an estimated per share net asset value (“NAV”) of the Company’s common stock for purposes of assisting broker-dealers in meeting their customer account statement reporting obligations under Financial Industry Regulatory Authority (“FINRA”) Rule 2231.
The following table summarizes the estimated per share NAV of our common stock for the periods indicated below:

Valuation Date	Period Commencing	Period Ending	NAV per Share
August 31, 2015	October 1, 2015	November 13, 2016	$9.70
September 30, 2016	November 14, 2016	March 27, 2017	$9.92
December 31, 2016	March 28, 2017	March 28, 2018	$10.08
December 31, 2017	March 29, 2018	March 19, 2019	$9.37
December 31, 2018	March 26, 2019	March 29, 2020	$8.65
December 31, 2019	March 30, 2020	May 28, 2020	$7.77
March 31, 2020	May 29, 2020	August 13, 2020	$7.26
June 30, 2020	August 14, 2020	May 25, 2021	$7.31
March 31, 2021	May 26, 2021	—	$7.20
For participants in the DRIP, distributions are reinvested in shares of our common stock under the DRIP at the most recent estimated per share NAV as determined by our Board. Commencing on May 26, 2021, following our Board’s determination of an updated estimated per share NAV, distributions are reinvested in shares of our common stock under the DRIP at a price of $7.20 per share, the estimated per share NAV as of March 31, 2021, as determined by our Board. Additionally, $7.20 per share serves as the most recent estimated per share NAV for purposes of the share redemption program. On August 30, 2020, our Board approved the suspension of the DRIP and the share redemption program in connection with our entry into the merger agreements with CCIT III and CCPT V. On March 25, 2021, our Board reinstated the DRIP and the share redemption program, effective April 1, 2021. We have not made any adjustments to the valuation of our estimated per share NAV for the impact of other transactions occurring subsequent to May 25, 2021, including, but not limited to, the consummation of the CIM Income NAV Merger on December 16, 2021. See Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Share Redemption Program in this Annual Report on Form 10-K for a discussion of our share redemption program.

Merger with CIM Income NAV
On December 16, 2021, we completed the merger (the “CIM Income NAV Merger”) with CIM Income NAV, Inc. (“CIM Income NAV”), pursuant to the Agreement and Plan of Merger, dated as of September 21, 2021 (the “CIM Income NAV Merger Agreement”), by and among the Company, Cypress Merger Sub, LLC, a wholly owned subsidiary of the Company (“Merger Sub”), and CIM Income NAV. In accordance with the applicable provisions of the Maryland General Corporation Law (the “MGCL”), the separate existence of CIM Income NAV ceased. The CIM Income NAV Merger qualified as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”). The Company considered the appropriate accounting treatment with regards to ASC 805, Business Combinations (“ASC 805”) and determined it was appropriated to account for this transaction as an asset acquisition. The determination was made as over 95% of the fair value of the gross assets acquired were concentrated in real estate assets.
Purchase and Sale Agreement with AFIN
On December 20, 2021, certain subsidiaries (collectively, the “Seller”) of the Company entered into the Purchase and Sale Agreement, with AFIN, AFIN OP, and certain of their subsidiaries. The Purchaser is not affiliated with the Seller. Under the terms of the Purchase and Sale Agreement, the Seller agreed to sell to the Purchaser 79 shopping centers and two single-tenant properties encompassing approximately 9.5 million gross rentable square feet of commercial space across 27 states for total consideration of $1.32 billion (the “Purchase Price”). The Purchase Price includes the Purchaser’s option to seek the assumption of certain existing debt, and Purchaser’s issuance of up to $53.4 million in value of AFIN’s Class A common stock, par value $0.01 per share (“AFIN Common Stock”), or Class A units in AFIN OP (“AFIN OP Units”), subject to certain limits described more fully in the Purchase and Sale Agreement.
Subsequent to December 31, 2021, the sale of 56 of the properties under contract for sale pursuant to the Purchase and Sale Agreement closed for total consideration of $811.8 million, which consists of $758.4 million in cash proceeds and $53.4 million of AFIN Common Stock, which shares are restricted and subject to certain registration rights as described in the Purchase and Sale Agreement. The remaining 25 properties are expected to close in the second quarter of 2022.
Conflicts of Interest
We are subject to various conflicts of interest arising out of our relationship with CMFT Management and its affiliates, including conflicts related to the arrangements pursuant to which we compensate CMFT Management and its affiliates.
Allocation of Investment Opportunities
Acquisition opportunities will be allocated among the real estate programs sponsored by CCO Group pursuant to an asset allocation policy adopted by our Board. In the event that an acquisition opportunity has been identified that may be suitable for one or more of the other programs sponsored by CCO Group, and for which more than one such entity has sufficient uninvested funds, then an allocation committee, which is comprised of employees of CIM, CCO Group or their respective affiliates (the “Allocation Committee”), will examine the following factors, among others, in determining the entity for which the acquisition opportunity is most appropriate:
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

In the event that our targeted asset types or investment objectives and criteria cause acquisition opportunities that are suitable for programs sponsored by affiliates of CIM other than CCO Group, which currently includes our CRE loans, our allocation policy provides that our manager will utilize an allocation method similar to the one described above for programs sponsored by CCO Group, or will otherwise ensure that a reasonable method of allocation be adopted with respect to such investment opportunities and fairly apply them to us. Allocation of our CRE loans and any assets other than net lease assets managed by our Manager, as well as assets that are managed by our Investment Advisor, are currently allocated pursuant to CIM's investment allocation policies. Investments that are managed by the Sub-Advisor are allocated pursuant to the Sub-Advisor's investment allocation policies.
We may enter into certain transactions with CMFT Management or its affiliates, including other real estate programs managed by CIM, which are subject to inherent conflicts of interest. Similarly, joint ventures involving affiliates of CMFT Management also give rise to conflicts of interest. In addition, our Board may encounter conflicts of interest in enforcing our rights against any affiliate of CMFT Management in the event of a default by or disagreement with an affiliate or in invoking powers, rights or options pursuant to any agreement between us and CMFT Management, any of its affiliates or another real estate program sponsored by affiliates of CIM.
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
Investment Advisory and Management Agreement. Pursuant to the Investment Advisory and Management Agreement, our Investment Advisor shall receive an investment advisory fee (the “Investment Advisory Fee”), payable quarterly in arrears, equal to (b) 1.50% per annum (0.375% per quarter) of CMFT Securities’ Equity (as defined in the Investment Advisory and Management Agreement). In addition, the Investment Advisor is eligible to receive incentive compensation, as described below. In the event that an Incentive Fee is earned and payable with respect to any quarter under the Management Agreement, our manager will calculate the portion of the Incentive Fee that was attributable to the assets managed by our Investment Advisor and payable to the Investment Advisor. Because the assets that are managed by our Investment Advisor are excluded from the calculation of Management Fees payable by the Company to our manager under the Management Agreement, the total management and advisory fees payable by us to our external advisors are not increased as a result of entering into the Investment Advisory and Management Agreement. Pursuant to the Investment Advisory and Management Agreement, CMFT Securities will reimburse the Investment Advisor for costs and expenses incurred by the Investment Advisor on its behalf.
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
Human Capital Resources
We are operated by affiliates of CIM and have no direct employees. We have entered into the Management Agreement with CMFT Management, and the Investment Advisory and Management Agreement with our Investment Advisor, pursuant to which CMFT Management has agreed to provide, or arrange for other service providers to provide, management and administrative services to us and our subsidiaries, and our Investment Advisor has agreed to provide investment advisory services to CMFT Securities for the assets it manages.
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
Available Information
We electronically file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the SEC. We also file registration statements, amendments to our registration statements, and/or supplements to our prospectus in connection with any of our offerings with the SEC. Copies of our filings with the SEC are available on our sponsor’s website, http://www.cimgroup.com, free of charge. The information on our sponsor’s website is not incorporated by reference into this Annual Report on Form 10-K. Copies of our filings with the SEC may also be obtained from the SEC’s website, http://www.sec.gov. Access to these filings is free of charge.
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

Risks Related to Our Company
•We currently have not identified all of the credit investments, properties or other real estate-related assets we intend to purchase. For this and other reasons, an investment in our shares is speculative.
•There is no public trading market for our common stock, and there may never be one because, while we intend to pursue a listing of our common stock on a national securities exchange, we cannot make assurances that such a listing will occur, and we are not required to provide for a liquidity event.
•Our estimated per share NAV is an estimate as of a given point in time and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved or completed a merger or other sale.
•We may be unable to pay or maintain cash distributions or increase distributions over time.
Risks Associated with Our Credit Segment
•Investing in mortgage, bridge or mezzanine loans could adversely affect our return on our loan investments.
•We are subject to risks relating to real estate-related securities, including CMBS.
•We operate in a highly competitive market for lending and investment opportunities, which may limit our ability to originate or acquire desirable loans and investments in our target assets.
•Commercial real estate-related investments that are secured, directly or indirectly, by real property are subject to delinquency, foreclosure and loss, which could result in losses to us.
Risks Associated with Our Real Estate Segment
•Adverse economic, regulatory and geographic conditions that have an impact on the real estate market in general may prevent us from being profitable or from realizing growth in the value of our real estate properties, and could have a significant negative impact on us.
•We are dependent on single-tenant leases for our revenue and, accordingly, if we are unable to renew leases, lease vacant space, including vacant space resulting from tenant defaults, or re-lease space as leases expire on favorable terms or at all, our financial condition could be adversely affected.
•We have assumed, and in the future may assume, liabilities in connection with our property acquisitions, including unknown liabilities.
•Pandemics or other health crises, such as the outbreak of COVID-19 and the emergence of the Delta and Omicron and any future variants thereof, may adversely affect our business and/or operations, our tenants’ financial condition and the profitability of our properties.
•Income from our long-term leases is an important source of our cash flow from operations and is subject to risks related to increases in expenses and inflation.
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
•We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability or reduce our operating flexibility.

•To maintain our qualification as a REIT, we must meet annual distribution requirements, which may force us to forego otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall returns.
Risks Related to Our Company
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
There is no public trading market for our common stock, and there may never be one.
Our common stock is not currently publicly traded, and while we intend to pursue a listing of our common stock on a national securities exchange, we cannot make assurances that such a listing will occur. In addition, we do not have a fixed date or method for providing stockholders with liquidity. We expect that our Board will make that determination in the future based, in part, upon advice from our manager. If our stockholders are able to find a buyer for their shares, our stockholders will likely have to sell them at a substantial discount to the most recent estimated per share NAV of our common stock of $7.20 as of March 31, 2021. It also is likely that our common stock will not be accepted as the primary collateral for a loan. Therefore, shares of our common stock should be considered illiquid and a long-term investment, and our stockholders must be prepared to hold their shares of our common stock for an indefinite length of time.
Our stockholders are limited in their ability to sell their shares pursuant to our share redemption program and may have to hold their shares for an indefinite period of time.
Our share redemption program allows our stockholders to sell shares of our common stock to us in limited circumstances, subject to numerous restrictions. Subject to funds being available, we generally limit the number of shares redeemed pursuant to our share redemption program to no more than 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemption is being paid. In addition, we intend to limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter, and funding for redemptions for each quarter generally is limited to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. During the past 20 quarters, excluding those when the suspension of the share redemption program was in effect, quarterly redemptions were honored on a pro rata basis, as requests for redemption exceeded the quarterly redemption limits described above. The Board may amend the terms of, suspend, or terminate our share redemption program without stockholder approval at any time if it believes that such action is in the best interest of our stockholders, and our management may reject any request for redemption. These restrictions severely limit our stockholders’ ability to sell their shares should they require liquidity, and limit our stockholders’ ability to recover the amount they invested or the fair market value of their shares.

Our estimated per share NAV is an estimate as of a given point in time and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved or completed a merger or other sale.
The methodology used by our Board in reaching an estimated per share NAV of our common stock is based upon a number of estimates, assumptions, judgments and opinions that may, or may not, prove to be correct. The use of different estimates, assumptions, judgments or opinions may have resulted in significantly different estimates of the per share NAV of our common stock. Also, the estimated per share NAV of our common stock reflects an estimate as of a given point in time and will fluctuate over time as a result of, among other things, developments related to individual assets and changes in the real estate and capital markets. In addition, our Board’s estimate of the per share NAV is not based on the book values of our real estate, as determined by GAAP, as our book value for most real estate is based on the amortized cost of the property, subject to certain adjustments. Furthermore, in reaching an estimate of the per share NAV of our common stock, our Board did not include, among other things, a discount for debt that may include a prepayment obligation or a provision precluding assumption of the debt by a third party.
As a result, there can be no assurance that:
•stockholders will be able to realize the estimated per share NAV upon attempting to sell their shares of our common stock; or
•we will be able to achieve, for our stockholders, the estimated per share NAV upon a listing of our shares of common stock on a national securities exchange, a merger, or a sale of our portfolio.
There are currently no SEC, federal or state rules that establish requirements specifying the methodology that we must employ in determining an estimated per share NAV. However, in accordance with the rules of FINRA, the determination of the estimated per share NAV of our common stock must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert and must be derived from a methodology that conforms to standard industry practice.
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
Our organizational documents permit us to pay distributions from any source, including net proceeds from public or private offerings, borrowings, advances from our sponsor or our manager and the deferral of fees and expense reimbursements by our manager, in our sole discretion. To the extent that cash flows from operations have been or are insufficient to fully cover our distributions to our stockholders, we have paid, and may continue to pay, some of our distributions from sources other than cash flows from operations. Such sources may include borrowings, proceeds from asset sales or the sale of our securities. We have no limits on the amounts we may use to pay distributions from sources other than cash flows from operations. The payment of distributions from sources other than cash provided by operating activities may reduce the amount of proceeds available for acquisitions and operations or cause us to incur additional interest expense as a result of borrowed funds, and may cause subsequent holders of our common stock to experience dilution. This may negatively impact the value of our common stock.
Because the amount we pay in distributions may exceed our earnings and our cash flows from operations, distributions may not reflect the current performance of our properties or our current operating cash flows. To the extent distributions exceed cash flows from operations, distributions may be treated as a return of our stockholders’ investment and could reduce their basis in our common stock. A reduction in a stockholder’s basis in our common stock could result in the stockholder recognizing more gain upon the disposition of his or her shares, which, in turn, could result in greater taxable income to such stockholder. For more information regarding the sources of distributions for the years ended December 31, 2021 and 2020, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

The declaration, amount and payment of future cash distributions on our common stock are subject to uncertainty due to current market conditions.
All distributions will be declared at the discretion of our Board and will depend on our earnings, our financial condition, REIT distribution requirements, and other factors as our Board may deem relevant from time to time. The economic impacts resulting from the COVID-19 pandemic and the emergence of new variants of the virus could adversely affect our ability to pay distributions. Our Board is under no obligation or requirement to declare future distributions and will continue to assess our common stock distribution rate on an ongoing basis, as market conditions and our financial position continue to evolve. We cannot assure you that we will achieve results that will allow us to pay distributions on our common stock or that the level of distributions will be maintained or increased.
We have experienced losses in the past, and we may experience additional losses in the future.
We have experienced net losses in the past (calculated in accordance with GAAP), and we may not be profitable or realize growth in the value of our assets. Many of our losses can be attributed to start-up costs, general and administrative expenses, depreciation and amortization, as well as acquisition expenses incurred in connection with purchasing properties or making other investments. Our ability to sustain profitability is uncertain and depends on the demand for, and value of, our portfolio of properties. For a further discussion of our operational history and the factors affecting our losses, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K and our accompanying consolidated financial statements and notes thereto.
It may be difficult to accurately reflect material events that may impact the estimated per share NAV of our common stock between valuations and, accordingly, we may issue shares in our DRIP or repurchase shares at too high or too low of a price.
Our independent valuation firm calculates estimates of the market value of our principal real estate and real estate-related assets, and our Board determines the net value of our real estate and real estate-related assets and liabilities taking into consideration such estimates provided by the independent valuation firm. The Board is ultimately responsible for determining the estimated per share NAV of our common stock. Since our Board is only required to determine our estimated per share NAV at least annually, there may be changes in the value of our properties that are not fully reflected in the most recent estimated per share NAV of our common stock. As a result, the published estimated per share NAV may not fully reflect changes in value that may have occurred since the prior valuation.
Furthermore, our manager monitors our portfolio, but it may be difficult to reflect changing market conditions or material events that may impact the value of our portfolio between valuations, or to obtain timely or complete information regarding any such events. Therefore, the estimated per share NAV published before the announcement of an extraordinary event may differ significantly from our actual per share NAV until such time as sufficient information is available and analyzed, the financial impact is fully evaluated, and the appropriate adjustment is made to our estimated per share NAV, as determined by our Board. Any resulting disparity may be to the detriment of an acquiror of our common stock or a stockholder redeeming shares pursuant to our share redemption program. The Board last established an updated estimated per share NAV of the Company's shares as of March 31, 2021 on May 25, 2021.
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
In the future, we may undertake a listing of our common stock on an exchange or other liquidity event that may involve internalizing our management functions. If our Board determines that it is in our best interest to internalize our management functions, we may negotiate to acquire our manager’s assets and personnel. At this time, we cannot be sure of the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our common stock. The payment of such consideration could result in dilution of our stockholders’ interests and could reduce the net income per share attributable to their investment.
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

Cybersecurity risks and cyber incidents may adversely affect our business in the event we or our manager, our transfer agent or any other party that provides us with essential services experiences cyber incidents.
We, our manager, our transfer agent and other parties that provide us with services essential to our operations are vulnerable to service interruptions or damages from any number of sources, including computer viruses, malware, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our tenant and stockholder relationships. As we and the parties that provide essential services to us increase our and their reliance on technology, the risks posed to the information systems of such persons have also increased. We have implemented processes, procedures and internal controls to help mitigate cyber incidents, but these measures do not guarantee that a cyber incident will not occur or that attempted security breaches or disruptions would not be successful or damaging. A cyber incident could materially adversely impact our business, financial condition, results of operations, cash flows, or our ability to satisfy our debt service obligations or to maintain our level of distributions on common stock. There also may be liability for any stolen assets or misappropriated Company funds or confidential information. Any material adverse effect experienced by our manager, our transfer agent and other parties that provide us with services essential to our operations could, in turn, have an adverse impact on us.
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
Risks Associated with Our Credit Segment
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
Risks Associated with Our Real Estate Segment
Adverse economic, regulatory and geographic conditions that have an impact on the real estate market in general may prevent us from being profitable or from realizing growth in the value of our real estate properties, and could have a significant negative impact on us.
Our operating results will be subject to risks generally incident to the ownership of real estate, including:
•changes in international, national or local economic or geographic conditions (including as a result of the outbreak of COVID-19 and the emergence of the Delta, Omicron and any future variants thereof);
•changes in supply of or demand for similar or competing properties in an area;
•changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;
•the illiquidity of real estate assets generally;
•changes in tax, real estate, environmental and zoning laws; and
•periods of high interest rates and tight money supply.
The outbreak of COVID-19 that began in the fourth quarter of 2019 has led to an economic slowdown. During periods of economic slowdown, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases. If we cannot operate our properties so as to meet our financial expectations, because of these or other risks, we may be prevented from being profitable or growing the values of our real estate properties, and our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions to our stockholders may be significantly negatively impacted.
We are dependent on single-tenant leases for a substantial portion of our revenue and, accordingly, if we are unable to renew leases, lease vacant space, including vacant space resulting from tenant defaults, or re-lease space as leases expire on favorable terms or at all, our financial condition could be adversely affected.
We focus our equity investment activities on ownership of primarily freestanding, single-tenant commercial properties that are net leased to a single tenant. Therefore, the financial failure of, or other default by, a significant tenant or multiple tenants could cause a material reduction in our revenues and operating cash flows. In addition, to the extent that we enter into a master lease with a particular tenant, the termination of such master lease could affect each property subject to the master lease, resulting in the loss of revenue from all such properties.
We cannot assure our stockholders that our leases will be renewed or that we will be able to lease or re-lease the properties on favorable terms, or at all, or that lease terminations will not cause us to sell the properties at a loss. Any of our properties that become vacant could be difficult to re-lease or sell. We have experienced and may continue to experience vacancies either by the default of a tenant under its lease or the expiration of one of our leases. We typically must incur all of the costs of ownership for a property that is vacant. Upon or pending the expiration of leases at our properties, we may be required to make rent or other concessions to tenants, or accommodate requests for renovations, remodeling and other improvements, in order to retain and attract tenants. Certain of our properties may be specifically suited to the particular needs of a tenant (e.g., a restaurant) and major renovations and expenditures may be required in order for us to re-lease the space for other uses. If the vacancies continue for a long period of time, we may suffer reduced revenues and increased costs, resulting in less cash available for distribution to our stockholders and unitholders of our operating partnership. If we are unable to renew leases, lease vacant space, including vacant space resulting from tenant defaults, or re-lease space as leases expire on favorable terms or at all, our financial condition could be adversely affected.
We are subject to geographic and industry concentrations that make us more susceptible to adverse events with respect to certain geographic areas or industries.
As of December 31, 2021, we had derived approximately:
•10% of our 2021 annualized rental income from tenants in Ohio; and
•11% of our 2021 annualized rental income from tenants in the sporting goods, hobby, and musical instrument stores industry.
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
When tenants do not renew their leases or otherwise vacate their space, we are typically required to expend substantial funds for leasing commissions, tenant improvements and tenant refurbishments to the vacated space in order to attract replacement tenants. In addition, although we expect that our leases with tenants will require tenants to pay routine property maintenance costs, we could be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops. The capital to fund these activities may come from cash flows from operations, borrowings, property sales or future equity offerings. However, these sources of funding may not be available on attractive terms or at all, and we may be required to defer necessary improvements to a property, which may cause that property to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased operating cash flows as a result of fewer potential tenants being attracted to the property. If this happens, our assets may generate lower cash flows or decline in value, or both.
Our properties may be subject to impairment charges.
We routinely evaluate our real estate assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, tenant performance and lease structure. For example, the early termination of, or default under, a lease by a tenant may lead to an impairment charge. Since our real estate segment investment focus is on properties net leased to a single tenant, the financial failure of, or other default by, a single tenant under its lease may result in a significant impairment loss. If we determine that an impairment has occurred, we would be required to make a downward adjustment to the net carrying value of the property, which could have a material adverse effect on our results of operations in the period in which the impairment charge is recorded. Management has recorded an impairment charge related to certain properties in the year ended December 31, 2021, and may record future impairments based on actual results and changes in circumstances. Negative developments in the real estate market may cause management to reevaluate the business and macro-economic assumptions used in its impairment analysis. Changes in management’s assumptions based on actual results may have a material impact on our financial statements. See Note 3 — Fair Value Measurements to our consolidated financial statements in this Annual Report on Form 10-K for a discussion of our real estate impairment charge.
We may obtain only limited warranties when we purchase a property and, as a result, have limited recourse in the event our due diligence did not identify issues that lower the value of the property.
Properties are often sold on an “as is” condition and “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing of the sale. The purchase of properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property.
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

Our properties where the underlying tenant has a below investment-grade credit rating, as determined by major credit rating agencies, or has an unrated tenant may have a greater risk of default.
As of December 31, 2021, approximately 62.6% of our tenants were not rated or did not have an investment-grade credit rating from a major ratings agency or were not affiliates of companies having an investment-grade credit rating. Our properties with such tenants may have a greater risk of default and bankruptcy than properties leased exclusively to investment-grade tenants. When we acquire properties where the tenant does not have a publicly available credit rating, we will use certain credit assessment tools as well as rely on our own estimates of the tenant’s credit rating which includes reviewing the tenant’s financial information (e.g., financial ratios, net worth, revenue, cash flows, leverage and liquidity, if applicable). If our ratings estimates are inaccurate, the default or bankruptcy risk for the subject tenant may be greater than anticipated. If our lender or a credit rating agency disagrees with our ratings estimates, we may not be able to obtain our desired level of leverage or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.
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
Inflation may adversely affect our financial condition and results of operations.
Since we may incur leverage to make investments, our income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. Inflation increased substantially in 2021. The consumer price index for February 2022 rose 7.9% from a year ago, the highest level since January 1982. Inflation is expected to further accelerate for the rest of 2022 as a result of the sharp spike in energy costs caused by the war that broke out between Russia and Ukraine. The Federal Reserve has indicated that it was on track to raise interest rates in March 2022 to, among other things, control inflation. Some market participants believe that the Federal Reserve will continue with additional interest rate increases in 2022. In a rising interest rate environment, any leverage that we incur may bear a higher interest rate than may currently be available. There may not, however, be a corresponding increase in our revenues. Any reduction in the rate of return on new investments relative to the rate of return on current investments, and any reduction in the rate of return on current investments, could adversely impact our income, reducing our ability to service the interest obligations on, and to repay the principal of, our indebtedness.
An increase in inflation could have an adverse impact on our floating rate mortgages, credit facilities and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. Inflation could also have an adverse effect on consumer spending, which could impact our tenants’ revenues and, in turn, their demand for space and future extensions of their leases.
Real estate-related taxes may increase, and if these increases are not passed on to tenants, our income will be reduced.
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
The strength and profitability of our business depends on demand for and the value of our properties. The war between Russia and Ukraine and resulting economic sanctions imposed by many countries on Russia have led to disruption, instability and volatility in global markets and industries and are expected to have a negative impact on the global economy. Disruption, instability, volatility and decline in global economic activity, whether caused by acts of war, other acts of aggression or terrorism, each case regardless of where it occurs, could in turn harm the demand for and the value of our properties. In addition, public health crises (including the COVID-19 outbreak and the emergence of the Delta, Omicron and any future variants) may result in declining economic activity, which could harm the demand for and the value of our properties and may negatively affect our operations and our stockholders’ investments. We may acquire real estate assets located in areas that are susceptible to terrorist attacks or acts of war. These attacks may directly impact the value of our assets through damage, destruction, loss or increased security costs. Although we may obtain terrorism insurance, we may not be able to obtain sufficient coverage to fund any losses we may incur. Risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Further, certain losses resulting from these types of events are uninsurable or not insurable at reasonable costs.
More generally, any terrorist attack, other act of violence or war, or public health crisis (such as the COVID-19 outbreak and the emergence of the Delta, Omicron and any future variants) could result in increased volatility in, or damage to, the United States and worldwide financial markets and economy, all of which could adversely affect our tenants’ ability to pay rent on their leases or our ability to borrow money or issue capital stock at acceptable prices, which could have a material adverse effect on our financial condition, results of operations and ability to pay distributions to our stockholders.
Our business and/or operations and the businesses of our tenants could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis, such as the recent outbreak of COVID-19 and the emergence of the Delta, Omicron and any future variants.
The COVID-19 outbreak, including the emergence of the Delta, Omicron and any future variants, and the associated “shelter-in-place” or “stay-at-home” orders or other quarantine mandates or public health guidance issued by local, state or federal authorities has adversely affected a number of our tenants’ businesses. The extent to which the lingering effects of COVID-19 pandemic continues to impact our operations and those of our tenants will depend on future developments, including, among other factors, the duration, spread and resurgences of the virus, including certain variants thereof, along with related travel advisories and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, the pace, scope and efficacy of vaccination programs, and general uncertainty as to the impact of COVID-19, including related variants, on the global economy. Management will continue to monitor the impact to our business, financial condition, results of operations, cash flow, and occupancy. Accordingly, we cannot predict the significance, extent or duration of any adverse impact of the COVID-19 pandemic on our business, financial condition, results of operations or cash flows.
We are subject to risks that affect the retail real estate environment generally.
Our business has historically focused on retail real estate. As such, we are subject to certain risks that can affect the ability of our retail properties to generate sufficient revenue to meet our operating and other expenses, including debt service, to make capital expenditures and to make distributions to our stockholders. We face continuing challenges because of changing consumer preferences and because the conditions in the economy affect employment growth and cause fluctuations and variations in retail sales and in business and consumer confidence and consumer spending on retail goods. In general, a number of factors can negatively affect the income generated by a retail property or the value of a property, including: a downturn in the national, regional or local economy; a decrease in employment or consumer confidence or spending; increases in operating costs, such as common area maintenance, real estate taxes, utility rates and insurance premiums; higher energy or fuel costs resulting from adverse weather conditions, natural disasters, geopolitical concerns, terrorist activities (including the war between Russia and Ukraine, which has led to disruption, instability and volatility in global markets and industries) and other factors; changes in interest rate levels and the cost and availability of financing; a weakening of local real estate conditions, such as an oversupply of, or a reduction in demand for, retail space or retail goods, and the availability and creditworthiness of current and prospective tenants; trends in the retail industry; seasonality; changes in perceptions by retailers or shoppers of the safety, convenience and attractiveness of a retail property; perceived changes in the convenience and quality of competing retail properties and other retailing options such as internet shopping or other strategies, such as using smartphones or other technologies to determine where to make and to assist in making purchases; the ability of our tenants to meet shoppers’ demands for quality, variety, and product availability, which may be impacted by supply chain disruptions; and changes in laws and regulations applicable to real property, including tax and zoning laws.
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
•reduction in the demand by tenants to occupy our shopping centers as a result of increases in e-commerce and alternative distribution channels, which may negatively affect out tenant sales or decrease the square footage our tenants require and could lead to margin pressure on our anchored shopping centers and store closures;
•the impact of an increase in energy costs on consumers and its consequential effect on the number of shopping visits to our centers;
•a pandemic or other health crisis, such as the outbreak of COVID-19 and the emergence of the Delta, Omicron and any future variants; and
•consequences of any armed conflict involving, or terrorist attack against, the United States.
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
In some instances, we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default on its obligations under the financing, which could negatively impact cash flows from operations. Even in the absence of a purchaser default, the distribution of sale proceeds or their reinvestment in other assets will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price, and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, such default could negatively impact our ability to pay cash distributions to our stockholders.
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
Our real estate business is subject to risks from climate change.
Our real estate business is subject to risks associated with climate change. Climate change could trigger extreme weather and changes in precipitation, temperature, and air quality, all of which may result in physical damage to, or a decrease in demand for, our properties located in the areas affected by these conditions. Further, the assessment of the potential impact of climate change has impacted the activities of government authorities, the pattern of consumer behavior, and other areas that impact the business environment in the United States, including, but not limited to, energy-efficiency measures, water use measures, and land-use practices. The promulgation of policies, laws or regulations relating to climate change by governmental authorities in the U.S. and the markets in which we own real estate may require us to invest additional capital in our properties.
To the extent that climate change impacts changes in weather patterns, our markets could experience increases in extreme weather. For example, a portion of our properties are located in areas have been impacted by drought and, as such, face the risk of increased water costs and potential fines and/or penalties for high consumption. There can be no assurances that we will successfully mitigate the risk of increased water costs and potential fines and/or penalties for high consumption.

Climate change may also have indirect effects on our business by increasing the cost of, or decreasing the availability of, property insurance on terms we find acceptable or at all, or by increasing the cost of energy (or water, as described above). There can be no assurance that climate change will not have a material adverse effect on our financial condition or results of operations.
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
Risks Related to Conflicts of Interest
Our manager and its affiliates face conflicts of interest caused by their compensation arrangements with us, including significant compensation that may be required to be paid to our manager if our manager is terminated, which could result in actions that are not in the long-term best interests of our stockholders.
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
•property acquisitions or other investments acquired from programs sponsored or operated by affiliates of our manager, which might entitle affiliates of our manager to commissions and possible success-based sale fees in connection with its services for the seller;
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
CMFT Securities has engaged our Investment Advisor to select and manage our investment securities. Our Investment Advisor has engaged its sub-advisor to provide management services with respect to corporate credit-related securities and certain other investments. We rely on the performance of our Investment Advisor and its sub-advisor in implementing the investment securities portion of our investment strategy.
CMFT Securities was formed for the purpose of holding any investment securities of ours. CMFT Securities has engaged our Investment Advisor to manage the day-to-day business affairs of CMFT Securities and its investments in corporate credit and real estate-related securities. Our Investment Advisor engaged its sub-advisor to provide investment management services with respect to corporate credit-related securities held by CMFT Securities. Our Investment Advisor and its sub-advisor have, and will continue to have, substantial discretion, within our investment guidelines, to make decisions related to the acquisition, management and disposition of our investment securities. If our Investment Advisor and its sub-advisor do not succeed in implementing the investment securities portion of our investment strategy, our performance will suffer. In addition, even though CMFT Securities has the ability to terminate our Investment Advisor at any time and therefore also terminate the sub-advisor, a termination fee may be required to be paid in connection with such termination and it may be difficult and costly to terminate and replace our Investment Advisor and the sub-advisor.
We do not have a direct contractual relationship with the sub-advisor. Therefore, it may be difficult for us to take enforcement action against the sub-advisor if its actions, performance or non-performance do not comply with the agreement.
We are not a party to the agreement with the sub-advisor pursuant to which the sub-advisor provides investment management services with respect to the corporate credit-related securities held by CMFT Securities. Therefore, we are dependent upon our Investment Advisor to manage and monitor the sub-advisor effectively. The sub-advisor may take actions that are not in our best interest, which could cause our performance to suffer, and as we are not a party to the agreement with the sub-advisor, we are limited in our ability to enforce that agreement.
Our manager faces conflicts of interest relating to the incentive fee structure under our Management Agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.
Pursuant to the terms of our Management Agreement, our manager is entitled to a subordinated performance fee that is structured in a manner intended to provide incentives to our manager to perform in our best interests and in the best interests of our stockholders. However, because our manager does not maintain a significant equity interest in us and is entitled to receive certain fees regardless of performance, our manager’s interests are not wholly aligned with those of our stockholders. Furthermore, our manager could be motivated to recommend riskier or more speculative acquisitions in order for us to generate the specified levels of performance or sales proceeds that would entitle our manager to performance-based fees. In addition, our manager will have substantial influence with respect to how and when our Board elects to provide liquidity to our stockholders, and these performance-based fees could influence our manager’s recommendations to us in this regard. Our manager also has the right to terminate the Management Agreement upon 60 days’ written notice without cause or penalty which, under certain circumstances, could result in our manager earning a performance fee. This could have the effect of delaying, deferring or preventing a change of control.
Other programs sponsored by affiliates of our manager, as well as CIM and certain of its affiliates, use investment strategies that are similar to ours; therefore, our executive officers and the officers and key personnel of our manager and its affiliates may face conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor.
CIM and its affiliates may have investment objectives, strategy and criteria, including targeted asset types, substantially similar to ours. As a result, we may be seeking to acquire properties and real estate-related assets, including mortgage loans, at the same time as CIM or its affiliates, or one or more of the other real estate programs sponsored by our manager or its affiliates. Certain of our executive officers and certain officers of our manager also are executive officers of CIM or its affiliates and other programs sponsored by our manager or its affiliates, the general partners of other private investment programs sponsored by our manager or its affiliates and/or the advisors or fiduciaries of other real estate programs sponsored by our manager or its affiliates. Accordingly, there is a risk that the allocation of acquisition opportunities may result in our acquiring a property that provides lower returns to us than a property purchased by another real estate program sponsored by our manager or its affiliates.
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
Richard S. Ressler, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM and is an officer or director of certain of its affiliates, is the vice president of our manager. One of our directors, Avraham Shemesh, who is also a founder and principal of CIM and is an officer or director of certain of its affiliates, is the president and treasurer of our manager. Our chief financial officer and treasurer, Nathan D. DeBacker, is a vice president of our manager and is an officer of certain of its affiliates.

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
The officers and affiliates of our manager will try to balance our interests with the interests of CIM and its affiliates and other programs sponsored or operated by our sponsor, CCO Group, which includes CCO Group, LLC, an affiliate of CIM, and certain of its subsidiaries, including our manager, our dealer manager, and our property manager, to whom they owe duties. However, to the extent that these persons take actions that are more favorable to other entities than to us, these actions could have a negative impact on our financial performance and, consequently, on distributions to our stockholders and the value of their investments.
We may acquire assets and borrow funds from affiliates of our manager, and sell or lease our assets to affiliates of our manager, and any such transaction could result in conflicts of interest.
We are permitted to acquire properties from affiliates of our manager, provided that, pursuant to the Management Agreement, our manager shall not consummate on our behalf any transaction that involves the sale of any real estate or real-estate related asset to, or the acquisition of any such asset from, our manager or its affiliates, including CIM, and any funds managed by CIM or its affiliates, unless such transaction is on terms no less favorable to us than could have been obtained on an arm's length basis from an unrelated third party and has been approved in advance by a majority of our independent directors. In the event that we acquire a property from an affiliate of our manager, we may be foregoing an opportunity to acquire a different property that might be more advantageous to us. In addition, we are permitted to borrow funds from affiliates of our manager, including our sponsor, and to sell and lease our assets to affiliates of our manager, and we have not established a policy that specifically addresses how we will determine the sale or lease price in any such transaction. Any such borrowings, sale or lease transaction must be approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction as being fair and reasonable to us. To the extent that we acquire any properties from affiliates of our manager, borrow funds from affiliates of our manager or sell or lease our assets to affiliates of our manager, such transactions could result in a conflict of interest.
Our manager faces conflicts of interest relating to joint ventures or other co-ownership arrangements that we may enter into with CIM or its affiliates, or another real estate program sponsored or operated by CCO Group, which could result in a disproportionate benefit to CIM or its affiliates, or another program sponsored by CCO Group.
We may enter into joint ventures or co-ownership arrangements (including co-investment transactions) with CIM or its affiliates, or another program sponsored or operated by CCO Group for the acquisition, development or improvement of properties, as well as the acquisition of real estate-related assets. Since one or more of the officers of our manager are officers of CIM or its affiliates, including CCO Group and/or the advisors to other real estate programs sponsored by CCO Group, our manager may face conflicts of interest in determining which real estate program should enter into any particular joint venture or co-ownership arrangement. These persons also may have a conflict in structuring the terms of the relationship between us and any affiliated co-venturer or co-owner, as well as conflicts of interests in managing the joint venture, which may result in the co-venturer or co-owner receiving benefits greater than the benefits that we receive.
In the event we enter into joint venture or other co-ownership arrangements with CIM or its affiliates, or another program sponsored by CCO Group, our manager and its affiliates may have a conflict of interest when determining when and whether to buy or sell a particular property, or to make or dispose of another real estate-related asset. In addition, if we become listed for trading on a national securities exchange, we may develop more divergent goals and objectives from any affiliated co-venturer or co-owner that is not listed for trading. In the event we enter into a joint venture or other co-ownership arrangement with another real estate program sponsored by CIM or its affiliates, or another real estate investment program sponsored by CCO Group that has a term shorter than ours, the joint venture may be required to sell its properties earlier than we may desire to sell the properties. Even if the terms of any joint venture or other co-ownership agreement between us and CIM or its affiliates, or another real estate program sponsored by CCO Group grants us the right of first refusal to buy such properties, we may not have sufficient funds or borrowing capacity to exercise our right of first refusal under these circumstances. We have adopted certain procedures for dealing with potential conflicts of interest as further described in Part I, Item 1. Business — Conflicts of Interest in this Annual Report on Form 10-K.

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
Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:
•any person who beneficially owns, directly or indirectly, 10% or more of the voting power of the corporation’s outstanding voting stock after the date on which the corporation had 100 or more beneficial owners of its stock; or
•an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question and after the date on which the corporation had 100 or more beneficial owners of its stock, was the beneficial owner of 10% or more of the voting power of the then outstanding stock of the corporation.
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
After the five-year prohibition, any such business combination between the Maryland corporation and an interested stockholder generally must be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:
•80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation, voting together as a single voting group; and
•two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than voting stock held by the interested stockholder who will (or whose affiliate will) be a party to the business combination or by an affiliate or associate of the interested stockholder.
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
Under its Control Share Acquisition Act, Maryland law also provides that a holder of “control shares” of a Maryland corporation acquired in a “control share acquisition” has no voting rights with respect to such shares except to the extent approved by the corporation’s disinterested stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by interested stockholders, that is, by the acquiror, or officers of the corporation or employees of the corporation who are directors of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock that would entitle the acquiror, directly or indirectly, except solely by virtue of a revocable proxy, to exercise or direct the exercise of voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A “control share acquisition” means the acquisition of control shares. The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction or (b) to acquisitions approved or exempted by the charter or bylaws of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any acquisition of shares of our stock by CCO Group, LLC or any affiliate of CCO Group, LLC. This provision may be amended or eliminated at any time in the future. If this provision were amended or eliminated, this statute could have the effect of discouraging offers from third parties to acquire us and increasing the difficulty of successfully completing this type of offer by anyone other than our manager or any of its affiliates.
Our charter includes a provision that may discourage a person, including a stockholder, from launching a tender offer for our shares.
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
The Board determines our major policies, including our policies regarding investments, financing, growth, debt capitalization, REIT qualification and distributions. Our investment policies may change over time. The methods of implementing our investment objectives and strategies also may vary as new real estate development trends emerge and new investment techniques are developed. The Board may amend or revise these and other policies without a vote of our stockholders. As a result, the nature of our stockholders’ investment could change without their consent. Under the MGCL, our stockholders generally have a right to vote only on the following:
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
All other matters are subject to the discretion of our Board. Therefore, our stockholders are limited in their ability to change our policies and operations.
Our rights and the rights of our stockholders to recover claims against our officers, directors and our manager are limited, which could reduce our stockholders’ and our recovery against them if they cause us to incur losses.
The MGCL provides that a director has no liability in such capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter, in the case of our directors and officers, and the Management Agreement, in the case of our manager and its affiliates, require us, subject to certain exceptions, to indemnify and advance expenses to our directors, our officers, and our manager and its affiliates. Moreover, we have entered into separate indemnification agreements with each of our directors and executive officers. Our charter permits us to provide such indemnification and advance for expenses to our employees and agents. Additionally, our charter limits, subject to certain exceptions, the liability of our directors and officers to us and our stockholders for monetary damages. Although our charter does not allow us to indemnify our directors or our manager and its affiliates for any liability or loss suffered by them or hold harmless our directors or our manager and its affiliates for any loss or liability suffered by us to a greater extent than permitted under Maryland law, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our manager and its affiliates, than might otherwise exist under common law, which could reduce our stockholders’ and our recovery against them. In addition, our manager is not required to retain cash to pay potential liabilities and it may not have sufficient cash available to pay liabilities if they arise. If our manager is held liable for a breach of its fiduciary duty to us, or a breach of its contractual obligations to us, we may not be able to collect the full amount of any claims we may have against our manager. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our manager in some cases, which would decrease the cash otherwise available for distribution to our stockholders.
Our stockholders’ interest in us will be diluted if we issue additional shares.
Our stockholders do not have preemptive rights to any shares issued by us in the future. Our charter authorizes 500,000,000 shares of stock, of which 490,000,000 shares are classified as common stock and 10,000,000 shares are classified as preferred stock. Subject to any limitations set forth under Maryland law, our Board may amend our charter from time to time to increase the number of authorized shares of stock, increase or decrease the number of shares of any class or series of stock that we have authority to issue, or classify or reclassify any unissued shares into other classes or series of stock without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our Board. Our stockholders will suffer dilution of their equity investment in us upon future issuances of our capital stock, including in the event that we (1) issue shares pursuant to our Secondary DRIP Offering (unless such stockholders elect to fully participate in the Secondary DRIP Offering), (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of our common stock to our manager, its successors or assigns, in payment of an outstanding fee obligation as set forth under our Management Agreement or (5) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our operating partnership. In addition, the partnership agreement of our operating partnership contains provisions that would allow, under certain circumstances, other entities, including other real estate programs sponsored or operated by CCO Group, to merge into or cause the exchange or conversion of their interest in that entity for interests of our operating partnership. Because the limited partnership interests of our operating partnership may, in the discretion of our Board, be exchanged for shares of our common stock, any merger, exchange or conversion between our operating partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders.
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
We have acquired real estate and other real estate-related assets by borrowing new funds. In addition, we have incurred mortgage debt and pledged some of our real properties as security for that debt to obtain funds to acquire additional real properties and other assets and to pay distributions to our stockholders. We may borrow additional funds if we need funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income, excluding any net capital gains, to our stockholders. We may also borrow additional funds if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT for U.S. federal income tax purposes.
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
We do not intend to incur mortgage debt on a particular property unless we believe the property’s projected operating cash flows are sufficient to service the mortgage debt. However, if there is a shortfall between the cash flows from a property and the cash flows needed to service mortgage debt on a property, the amount available for distributions to our stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders’ investments. For U.S. federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds from the foreclosure. In such event, we may be unable to pay the amount of distributions required in order to maintain our qualification as a REIT. We may give full or partial guarantees to lenders of recourse mortgage debt to the entities that own our properties. If we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity and with respect to any such property that is vacant, potentially be responsible for any property-related costs such as real estate taxes, insurance and maintenance, which costs will likely increase if the lender does not timely exercise its remedies. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected, which could result in our losing our REIT status and would result in a decrease in the value of our stockholders’ investment.
Our increased indebtedness following completion of the CIM Income NAV Merger may present additional risks to our business.
In connection with the CIM Income NAV Merger, we assumed and/or refinanced certain indebtedness of CIM Income NAV and are subject to risks associated with increased debt financing, including a risk that our cash flow could be insufficient to meet required payments on our debt.
In addition, our indebtedness could have important consequences to our stockholders, including:
•vulnerability to general adverse economic and industry conditions;
•limiting our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements;
•requiring the use of a substantial portion of our cash flow from operations for the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund working capital, acquisitions, capital expenditures and general corporate requirements;
•limiting our flexibility in planning for, or reacting to, changes in our business and industry;
•putting us at a disadvantage compared to our competitors with less indebtedness; and
•limiting our ability to access capital markets.
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
The capital and credit markets have experienced extreme volatility and disruption as a result of the global outbreak of COVID-19 and the emergence of the Delta, Omicron and any future variants thereof. We believe that such volatility and disruption are likely to continue into the foreseeable future. Market volatility and disruption could hinder our ability to obtain new debt financing or refinance our maturing debt on favorable terms or at all or to raise debt and equity capital. Our access to capital will depend upon a number of factors, including:
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
•general economic and capital markets conditions;
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
LIBOR and other indices which are deemed “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. Some of these reforms are already effective while others are still to be implemented. These reforms may cause such benchmarks to perform differently than in the past, or have other consequences which cannot be predicted. As published by the Federal Reserve Bank of New York, it currently appears that, over time, U.S. Dollar LIBOR may be replaced by the Secured Overnight Financing Rate (“SOFR”). In March 2021, the Financial Conduct Authority (“FCA”) confirmed its intention to cease publishing one week and two-month LIBOR after December 31, 2021 and all remaining LIBOR after June 30, 2023. At this time, it is not known whether or when SOFR or other alternative reference rates will attain market traction as replacements for LIBOR. However, the manner and timing of this shift is currently unknown. Market participants are still considering how various types of financial instruments and securitization vehicles would react to a discontinuation of LIBOR. It is possible that not all of our assets and liabilities will transition away from LIBOR at the same time, and it is possible that not all of our assets and liabilities will transition to the same alternative reference rate, in each case increasing the difficulty of hedging. The process of transition involves operational risks. It is also possible that no transition will occur for many financial instruments. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the market for or value of any securities on which the interest or dividend is determined by reference to LIBOR, loans, derivatives and other financial obligations or on our overall financial condition or results of operations. More generally, any of the above changes or any other consequential changes to LIBOR or any other “benchmark” as a result of international, national or other proposals for reform or other initiatives, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have a material adverse effect on the value of and return on any securities based on or linked to a “benchmark.”
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
Our ability to dispose of a property during the first few years following its acquisition is restricted to a substantial extent as a result of our REIT status. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. Properties we own, directly or through any subsidiary entity, including CMFT OP, but generally excluding our taxable REIT subsidiaries, may, depending on how we conduct our operations, be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Under applicable provisions of the Code regarding prohibited transactions by REITs, we would be subject to a 100% tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or through any subsidiary entity, including CMFT OP, but generally excluding our taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business. Any taxes we pay would reduce our cash available for distribution to our stockholders. Our concern over paying the prohibited transactions tax may cause us to forgo disposition opportunities that would otherwise be advantageous if we were not a REIT. As of December 31, 2021, our dispositions were not subject to the prohibited transaction tax.
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
In addition, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) made technical corrections, or temporary modifications, to certain provisions of the Tax Cuts and Jobs Act.
We urge our stockholders to consult with their own tax advisor with respect to the status of the Tax Cuts and Jobs Act, the CARES Act, and other legislative, regulatory or administrative developments and proposals and their potential effect on holding our common stock.
In certain circumstances, we may be subject to certain federal, state and local taxes as a REIT, which would reduce our cash available for distribution to our stockholders.
Even if we maintain our status as a REIT, we may be subject to certain federal, state and local taxes. For example, as discussed above,net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% excise tax. Additionally, if we are not able to make sufficient distributions to eliminate our REIT taxable income, we may be subject to tax as a corporation on our undistributed REIT taxable income. We may also decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of our operating partnership or at the level of the other entities through which we indirectly own our assets. Any federal, state or local taxes we pay will reduce our cash available for distribution to our stockholders.
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
We may fail to qualify as a REIT or become subject to a penalty tax if the IRS successfully challenges our treatment of our mezzanine loans and certain preferred equity investments as debt for U.S. federal income tax purposes.
There is limited case law and administrative guidance addressing whether instruments similar to our mezzanine loans and preferred equity investments will be treated as equity or debt for U.S. federal income tax purposes. We treat our mezzanine loans and our preferred equity investments as debt for U.S. federal income tax purposes, but we do not obtain private letter rulings from the IRS or opinions of counsel on the characterization of such investments for U.S. federal income tax purposes. If such investments were treated as equity for U.S. federal income tax purposes, we would be treated as owning the assets held by the partnership or limited liability company that issued the mezzanine loan or preferred equity, and we would be treated as receiving our proportionate share of the income of that entity. If that partnership or limited liability company owned nonqualifying assets, earned nonqualifying income, or earned prohibited transaction income, we may not be able to satisfy all of the REIT income or asset tests or could be subject to prohibited transaction tax. Accordingly, we could be required to pay prohibited transaction tax or fail to qualify as a REIT if the IRS does not respect our classification of our mezzanine loans and certain preferred equity investments as debt for U.S. federal income tax purposes unless we are able to qualify for a statutory REIT “savings” provision, which may require us to pay a significant penalty tax to maintain our REIT qualification.
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
Taxable Mortgage Pools and Excess Inclusion Income
An entity, or a portion of an entity, may be classified as a taxable mortgage pool (a “TMP”) under the Internal Revenue Code if:
•substantially all of its assets consist of debt obligations or interests in debt obligations;
•more than 50% of those debt obligations are real estate mortgages or interests in real estate mortgages as of specified testing dates;
•the entity has issued debt obligations (liabilities) that have two or more maturities; and
•the payments required to be made by the entity on its debt obligations (liabilities) “bear a relationship” in large part to the payments to be received by the entity on the debt obligations that it holds as assets.
Our financing and securitization arrangements may give rise to TMPs with the consequences described below.
Where an entity, or a portion of an entity, is classified as a TMP, it is generally treated as a taxable corporation for federal income tax purposes. However, in the case of a REIT, or a portion of a REIT, or a disregarded subsidiary of a REIT, that is a TMP, special rules apply. The TMP is not treated as a corporation that is subject to corporate income tax, and the TMP classification does not directly affect the tax qualification of the REIT. Rather, the consequences of the TMP classification generally would be limited to the stockholders of the REIT, except as noted below.
A portion of the REIT’s income from the TMP, which might be noncash accrued income, could be treated as excess inclusion income. Section 860E(c) of the Internal Revenue Code defines the term “excess inclusion” with respect to a residual interest in a REMIC. The IRS, however, has yet to issue guidance on the computation of excess inclusion income on equity interests in a TMP held by a REIT. Generally, excess inclusion income with respect to our investment in any TMP and any taxable year will equal the excess of (i) the amount of income we accrue on our investment in the TMP over (ii) the amount of income we would have accrued if our investment were a debt instrument having an issue price equal to the fair market value of our investment on the day we acquired it and a yield to maturity equal to 120% of the long-term applicable federal rate in effect on the date we acquired our interest. The term “applicable federal rate” refers to rates that are based on weighted average yields for treasury securities and are published monthly by the IRS for use in various tax calculations.
If we undertake financing or securitization transactions that are TMPs, the amount of excess inclusion income we recognize in any taxable year could represent a significant portion of our total taxable income for that year. Under IRS guidance, the REIT’s excess inclusion income, including any excess inclusion income from a residual interest in a REMIC, must be allocated among its stockholders in proportion to distributions paid. We are required to notify our stockholders of the amount of “excess inclusion income” allocated to them. A stockholder’s share of our excess inclusion income:
•cannot be offset by any net operating losses otherwise available to the stockholder;
•is subject to tax as unrelated business taxable income in the hands of most types of stockholders that are otherwise generally exempt from federal income tax, including qualified employee pension and profit sharing trusts and individual retirement accounts; and
•results in the application of U.S. federal income tax withholding at the maximum rate (30%), without reduction for any otherwise applicable income tax treaty or other exemption, to the extent allocable to most types of foreign stockholders.
To the extent that excess inclusion income is allocated from a TMP to a tax-exempt stockholder of a REIT that is not subject to unrelated business income tax (such as a government entity), the REIT will be subject to tax on this income at the highest applicable corporate tax rate. In this case, we are authorized to reduce and intend to reduce distributions to such stockholders by the amount of such tax paid by the REIT that is attributable to such stockholder’s ownership. The manner in which excess inclusion income is calculated, or would be allocated to stockholders, including allocations among shares of different classes of stock, remains unclear under current law. As required by IRS guidance, we intend to make such determinations using a reasonable method.
Tax-exempt investors, foreign investors and taxpayers with net operating losses should carefully consider the tax consequences described above, and are urged to consult their tax advisors.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Real Estate Portfolio Information for a discussion of the properties we hold for rental operations and Part IV, Item 15. Exhibits, Financial Statement Schedules — Schedule III — Real Estate and Accumulated Depreciation of this Annual Report on Form 10-K for a detailed listing of such properties.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
As of March 21, 2022, we had approximately 437.4 million shares of common stock outstanding, held by a total of 76,748 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., which serves as our registrar and transfer agent.
There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Unless and until our shares are listed on a national securities exchange, we do not expect that a public market for the shares will develop. Pursuant to the DRIP Offerings, we issue shares of our common stock at the most recently disclosed estimated per share NAV as determined by our Board. As of December 31, 2021, the most recent estimated per share NAV was $7.20 per share, which was established on May 25, 2021 using a valuation date of March 31, 2021.
To assist fiduciaries of tax-qualified pension, stock bonus or profit-sharing plans, employee benefit plans and annuities described in Section 403(a) or (b) of the Code or an individual retirement account or annuity described in Section 408 of the Code subject to the annual reporting requirements of ERISA and IRA trustees or custodians in preparation of reports relating to an investment in the shares, we will publicly disclose and provide reports, as requested, of the per share estimated value of our common stock to those fiduciaries who request such reports. Furthermore, in order for FINRA members and their associated persons to participate in the Offering, we are required pursuant to FINRA Rule 5110 to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, pursuant to FINRA Rule 2231, we are required to publish an updated estimated per share NAV on at least an annual basis. The Board will make decisions regarding the valuation methodology to be employed, who will perform valuations of our assets and the frequency of such valuations; provided, however, that the determination of the estimated per share NAV must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert and must be derived from a methodology that conforms to standard industry practice. The Board established an updated estimated per share NAV on May 25, 2021 of $7.20 per share using a valuation date of March 31, 2021, using a methodology that conformed to standard industry practice. However, as set forth above, there is no public trading market for the shares at this time and stockholders may not receive $7.20 per share if a market did exist. We have not made any adjustments to the valuation of our estimated per share NAV for the impact of other transactions occurring subsequent to May 25, 2021, including, but not limited to, the consummation of the CIM Income NAV Merger on December 16, 2021.
In determining the estimated per share NAV as of March 31, 2021, our Board considered information and analysis, including valuation materials that were provided by our independent valuation expert, information provided by CMFT Management, and the estimated per share NAV recommendation made by the valuation, compensation and affiliate transactions committee of our Board, which committee is comprised of all of our independent directors. See our Current Report on Form 8-K, filed with the SEC on May 26, 2021, for additional information regarding our independent valuation expert and its valuation materials.
Share Redemption Program
The Board has adopted a share redemption program that enables our stockholders to sell their shares to us in limited circumstances, subject to the conditions and limitations described below.
Our common stock is currently not listed on a national securities exchange, and while we intend to pursue a listing of our common stock on a national securities exchange, we will not list our stock unless and until such time as our board of directors believe that the listing of our stock would be in the best interest of our stockholders. In order to provide stockholders with the benefit of interim liquidity, stockholders may present all, or a portion, of their shares consisting of at least the lesser of (1) 25% of the stockholder’s shares; or (2) a number of shares with an aggregate redemption price of at least $2,500, to us for redemption at any time in accordance with the procedures outlined below. At that time, we may, subject to the conditions and limitations described below, redeem the shares presented for redemption for cash to the extent that we have sufficient funds available to us to fund such redemption. We will not pay to our sponsor, our Board, or our manager or its affiliates any fees to complete any transactions under our share redemption program.
The per share redemption price (other than for shares purchased pursuant to our DRIP and as provided below for redemptions due to a stockholder’s death) depends on the length of time the stockholder has held such shares as follows: after two years from the purchase date, 97.5% of the most recently determined estimated per share NAV; and after three years from the purchase date, 100% of the most recently determined estimated per share NAV. The redemption price for shares purchased pursuant to our DRIP will be 100% of the most recently determined estimated per share NAV. In each case, the redemption price will be adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock. The estimated per share NAV for purposes of our share redemption program as of December 31, 2021 was $7.20 per share, which estimated per share NAV was determined by our Board on May 25, 2021 using a valuation date of March 31, 2021. As a result of our Board’s determination of an updated estimated per share NAV of our shares of common stock on May 25, 2021, the estimated per share NAV of $7.20 as of March 31, 2021 will serve as the most recent estimated per share NAV for purposes of the share redemption program, effective May 25, 2021 until such time as the Board determines a new estimated per share NAV. We have not made any adjustments to the valuation of our estimated per share NAV for the impact of other transactions occurring subsequent to May 25, 2021, including, but not limited to, the consummation of the CIM Income NAV Merger on December 16, 2021.
In determining the redemption price, we consider shares to have been redeemed from a stockholder’s account on a first-in, first-out basis. The Board will announce any redemption price adjustment and the time period of its effectiveness as a part of its regular communications with our stockholders. If we have made one or more special distributions to our stockholders of all or a portion of the net proceeds from such sales, the per share redemption price will be reduced by the net sale proceeds per share distributed to stockholders prior to the redemption date. The Board will, in its sole discretion, determine which distributions, if any, constitute a special distribution. While our Board does not have specific criteria for determining a special distribution, we expect that a special distribution will only occur upon the sale of a property and the subsequent distribution of the net sale proceeds.
Upon receipt of a request for redemption, we may conduct a Uniform Commercial Code (“UCC”) search to ensure that no liens are held against the shares. Any costs for conducting the UCC search will be borne by us.
In the event of the death of a stockholder, we must receive a written redemption request from the stockholder’s estate within 12 months after the stockholder’s death in order to be eligible for a redemption due to a stockholder’s death. Shares redeemed in connection with a stockholder’s death will be redeemed at a purchase price per share equal to 100% of the estimated per share NAV.
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
We will determine whether we have sufficient funds and/or shares available as soon as practicable after the end of each fiscal quarter, but in any event prior to the applicable payment date. If we cannot purchase all shares presented for redemption in any fiscal quarter, based upon insufficient cash available from DRIP and/or the limit on the number of shares we may redeem during any quarter or year, we will give priority to the redemption of deceased stockholders’ shares. While deceased stockholders’ shares will be included in calculating the maximum number of shares that may be redeemed in any annual or quarterly period, they will not be subject to the annual or quarterly percentage caps; therefore, if the volume of requests to redeem deceased stockholders’ shares in a particular quarter were large enough to cause the annual or quarterly percentage caps to be exceeded, even if no other redemption requests were processed, the redemptions of deceased stockholders’ shares would be completed in full, assuming sufficient proceeds from the sale of shares under our DRIP, net of shares redeemed to date, were available. If sufficient proceeds from the sale of shares under our DRIP, net of shares redeemed to date, were not available to pay all such redemptions in full, the requests to redeem deceased stockholders’ shares would be honored on a pro rata basis. We next will give priority to requests for full redemption of accounts with a balance of 250 shares or less at the time we receive the request, in order to reduce the expense of maintaining small accounts. Thereafter, we will honor the remaining redemption requests on a pro rata basis. Following such quarterly redemption period, if a stockholder would like to resubmit the unsatisfied portion of the prior request for redemption, such stockholder must submit a new request for redemption of such shares prior to the last day of the new quarter. Unfulfilled requests for redemption will not be carried over automatically to subsequent redemption periods.
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
The Board may choose to amend, suspend or terminate our share redemption program in its sole discretion if it believes that such action is in the best interest of our stockholders. Additionally, we will be required to discontinue sales of shares under our Secondary DRIP Offering on the date we sell all of the shares registered for sale under the Secondary DRIP Offering, unless we register additional DRIP shares to be offered pursuant to an effective registration statement with the SEC and applicable states. Because the redemption of shares will be funded with the net proceeds we receive from the sale of shares under our Secondary DRIP Offering, net of shares redeemed to date, the discontinuance or termination of our Secondary DRIP Offering will adversely affect our ability to redeem shares under the share redemption program. We will notify our stockholders of such developments (1) in our next annual or quarterly report or (2) by means of a separate mailing, accompanied by disclosure in a current or periodic report under the Exchange Act.
During the year ended December 31, 2021, we received valid redemption requests under our share redemption program totaling approximately 86.2 million shares, of which we redeemed approximately 3.0 million shares as of December 31, 2021 for $22.0 million (at an average redemption price of $7.20 per share) and approximately 1.3 million shares subsequent to December 31, 2021 for $9.4 million (at an average redemption price of $7.20 per share). The remaining redemption requests relating to approximately 81.9 million shares went unfulfilled. During the year ended December 31, 2020, we received valid redemption requests under our share redemption program totaling approximately 48.3 million shares, of which we redeemed approximately 3.8 million shares as of December 31, 2020 for $28.5 million (at an average redemption price of $7.60 per share). The remaining redemption requests relating to approximately 44.5 million shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program set forth above. We funded such redemptions with proceeds from our DRIP Offerings. During the years ended December 31, 2021 and 2020, we issued approximately 3.6 million and 4.2 million shares of common stock, respectively, under the DRIP Offerings, for proceeds of $25.8 million and $34.2 million, respectively, which were recorded as redeemable common stock on the consolidated balance sheets, net of any redemptions paid, prior to the suspension of the share redemption program on August 30, 2020 and subsequent to the reinstatement of the share redemption program on April 1, 2021.

In general, we redeem shares on a quarterly basis. During the three-month period ended December 31, 2021, we redeemed shares, including those redeemable due to a stockholder’death, as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2021 - October 31, 2021	—	$—	—	(1)
November 1, 2021 - November 30, 2021	1,334,682	$7.20	1,334,682	(1)
December 1, 2021 - December 31, 2021	13,527	$7.20	13,527	(1)
Total	1,348,209		1,348,209
 ____________________________________
(1)A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Share Redemptions in this Annual Report on Form 10-K, and Note 15 — Stockholders’ Equity to our consolidated financial statements in this Annual Report on Form 10-K for additional share redemption information.
Distributions
We elected to be taxed, and conduct our operations to qualify, as a REIT for federal income tax purposes, commencing with our taxable year ended December 31, 2012. As a REIT, we have made, and intend to continue to make, distributions each taxable year equal to at least 90% of our taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). One of our primary goals is to pay regular (monthly) distributions to our stockholders.
See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Distributions in this Annual Report on Form 10-K for additional information on distributions.
For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nondividend distributions. To the extent that we make a distribution in excess of our current or accumulated earnings and profits, the distribution will be a nontaxable return of capital, reducing the tax basis in each U.S. stockholder’s shares. In addition, the amount of distributions in excess of U.S. stockholders’ tax basis in their shares will be taxable as a capital gain realized from the sale of those shares. See Note 16 — Income Taxes to our consolidated financial statements in this Annual Report on Form 10-K for the character of the distributions paid during the years ended December 31, 2021, 2020 and 2019.
The following table shows the distributions declared on a per share basis during the years ended December 31, 2021, 2020 and 2019 (in thousands, except per share data):

Year Ending December 31,	Total Distributions Declared	Distributions Declared per Common Share

2021	$134,045	$0.364
2020	$119,305	$0.38
2019	$194,463	$0.625
ITEM 6.    RESERVED
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our accompanying consolidated financial statements and notes thereto. See also the Cautionary Note Regarding Forward-Looking Statements section preceding Part I of this Annual Report on Form 10-K. For a comparison of the years ended December 31, 2020 and 2019, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Overview
We are primarily focused on originating, acquiring, financing and managing shorter duration senior secured loans, other related credit investments and core commercial real estate. Our investment strategy allows us to adapt over time in order to respond to evolving market conditions and to capitalize on investment opportunities that may arise at different points in the economic and real estate investment cycle. We are continuing our strategy as a credit focused REIT, balancing our existing core of necessity commercial real estate assets leased to creditworthy tenants under long-term net leases with a portfolio of commercial mortgage loans and other credit investments. Assuming the successful repositioning of our portfolio and subject to market conditions, we then expect to pursue a listing of our common stock on a national securities exchange, though we can provide no assurances that a listing will happen on that timeframe or at all.
We were formed on July 27, 2010, and we elected to be taxed, and conduct our operations to qualify, as a REIT for U.S. federal income tax purposes. We have no paid employees and are externally managed by CMFT Management and, with respect to investments in securities and certain other of our investments, our Investment Advisor, each of which is an affiliate of CIM, a community-focused real estate and infrastructure owner, operator, lender and developer.
As of December 31, 2021, we owned 514 properties, which consisted of 432 retail properties, 56 anchored shopping centers, 14 industrial properties and 12 office properties, representing 40 industry sectors and comprising 22.7 million rentable square feet of commercial space located in 45 states. In addition, during the year ended December 31, 2021, we completed foreclosure proceedings and took control of the assets which were previously secured by our mezzanine loans. As of December 31, 2021, we owned condominium developments with a net book value of $171.1 million.
As of December 31, 2021, our loan portfolio consisted of 317 loans with a net book value of $2.6 billion. As of December 31, 2021, we had $36.5 million of unsettled liquid senior loan purchases included in cash and cash equivalents, and investments in real estate-related securities of $105.5 million.
In furtherance of our strategy, during the year ended December 31, 2021, we disposed of 117 properties and an outparcel of land, encompassing 3.8 million gross rentable square feet. In addition, on December 20, 2021, certain subsidiaries of the Company entered into the Purchase and Sale Agreement to sell 79 shopping centers and two single-tenant properties, for which we will receive, in the aggregate, approximately $1.32 billion in total consideration at closing. As a result, we classified the 81 properties with a carrying value of $1.3 billion as held for sale in the consolidated balance sheets as of December 31, 2021. Subsequent to December 31, 2021, the sale of 56 properties closed under the Purchase and Sale Agreement for total consideration of $811.8 million, as further discussed in Note 19 — Subsequent Events to the consolidated financial statements in this Annual Report on Form 10-K. The remaining 25 properties are expected to close in the second quarter of 2022.
Our operating results and cash flows are primarily influenced by rental and other property income from our commercial properties, interest income from our credit investments, interest expense on our indebtedness and investment and operating expenses. As 94.2% of our rentable square feet was under lease, including any month-to-month agreements, as of December 31, 2021 with a weighted average remaining lease term of 8.6 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors, including due to circumstances related to COVID-19. Our manager regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, any available credit rating agency reports on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If CMFT Management identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property or identifying a possible replacement tenant should the current tenant fail to perform on the lease. In addition, our manager reviews our investment portfolios and is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary.
Recent Developments
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
During the year ended December 31, 2021, the majority of lease concessions provided were in the form of rent abatements to certain tenants in response to the impact of the COVID-19 pandemic on those tenants.

As of March 21, 2022, we have collected approximately 99.6% of rental payments billed to tenants during the three months ended December 31, 2021. Additionally, as of March 21, 2022, we had granted rent deferrals with an aggregate deferral amount of $7.0 million. No rent deferrals were granted during the three months ended December 31, 2021. As of March 21, 2022, we collected approximately 100% of deferred rental amounts due through December 31, 2021.
Merger
On December 16, 2021, we completed the CIM Income NAV Merger. Through the CIM Income NAV Merger, we acquired 115 properties with a total of 5.1 million square feet, with an aggregate gross real estate value of approximately $844.8 million. The combined company after the CIM Income NAV Merger retained the name “CIM Real Estate Finance Trust, Inc.” The CIM Income NAV Merger qualified as a “reorganization” under, and within the meaning of, Section 368(a) of the Code.
Operating Highlights and Key Performance Indicators
2021 Activity
Operating Results:
•Net income of $86.5 million, or $0.24 per share.
•Declared distributions of $0.36 per share.
Credit Portfolio Activity:
•Invested $406.7 million in liquid senior loans and sold liquid senior loans for an aggregate gross sales price of $70.6 million.
•Invested $1.8 billion in first mortgage loans and received principal repayments of $326.1 million.
•Invested $321.2 million in CMBS and preferred units and sold CMBS for an aggregate gross sales price of $256.8 million.
•Completed foreclosure proceedings to take control of the assets which previously secured our mezzanine loans, including 75 condominium units and 21 rental units across four buildings.
Real Estate Portfolio Activity:
•Completed the CIM Income NAV Merger, which included the acquisition of 115 properties with an aggregate value of $844.8 million and the assumption of debt totaling $437.9 million.
•Disposed of 117 properties, consisting of 113 retail properties, three anchored shopping center and one industrial property, and an outparcel of land for an aggregate sales price of $490.3 million.
•Entered into a Purchase and Sale Agreement to dispose of 79 shopping centers and two single-tenant properties for total consideration of approximately $1.32 billion.
Financing Activity:
•Entered into two repurchase agreements that provide up to $880.0 million to finance a portfolio of existing and future commercial real estate mortgage loans.
•Increased total debt by $2.1 billion, from $2.1 billion to $4.2 billion.

Portfolio Information
The following table shows the carrying value of our portfolio by investment type as of December 31, 2021 and 2020 (dollar amounts in thousands):

	As of December 31,
	2021			2020
	Asset Count	Carrying Value		Asset Count	Carrying Value
Loan Held-For-Investment
Mezzanine loans	—	$—	—%	8	$147,475	3.5%
First mortgage loans	22	1,968,585	29.8%	4	341,546	8.1%
Liquid senior loans	295	655,516	9.9%	194	473,603	11.3%
Less: Current expected credit losses		(15,201)	(0.2)%		(70,358)	(1.7)%
Total loans-held-for-investment and related receivable, net	317	2,608,900	39.5%	206	892,266	21.2%
Real Estate-Related Securities
CMBS and marketable security	3	41,981	0.6%	4	38,194	0.9%
Preferred units	1	63,490	1.0%	—	—	—%
Real Estate
Total real estate assets and intangible lease liabilities, net	514	3,887,348	58.9%	516	3,278,905	77.9%
Total Investment Portfolio	835	$6,601,719	100.0%	726	$4,209,365	100.0%
Credit Portfolio Information
The following table details overall statistics for our credit portfolio as of December 31, 2021 (dollar amounts in thousands):

	First Mortgage Loans and Preferred Units (1)	Liquid Senior Loans	CMBS and Marketable Security
Number of investments	23	295	3
Principal balance	$2,049,212	$659,007	$59,981
Net book value	$2,022,145	$650,245	$41,981
Unfunded or unsettled loan commitments	$209,368	$38,469	$—
Weighted-average interest rate	3.5%	3.7%	4.0%
Weighted-average maximum years to maturity (2)	4.2	5.1	26.0
____________________________________
(1)As of December 31, 2021, 100% of our CRE loans by principal balance earned a floating rate of interest, primarily indexed to U.S. dollar LIBOR and SOFR.
(2)Maximum maturity date assumes all extension options are exercised by the borrower; however, our CRE loans may be repaid prior to such date.
As of December 31, 2021, our Credit Segment’s investment portfolio, excluding CMBS and liquid senior loans, had the following characteristics based on carrying values:

Collateral Property Type	As of December 31, 2021
Office	$930,587	45.8%
Mixed Use	190,743	9.3%
Multifamily	846,356	41.7%
Retail	64,389	3.2%
	$2,032,075	100.0%

Geographic Location	As of December 31, 2021
South	$818,153	40.3%
West	622,055	30.6%
East	511,535	25.2%
Midwest	80,332	3.9%
	$2,032,075	100.0%
Real Estate Portfolio Information
As of December 31, 2021, we owned 514 properties located in 45 states, the gross rentable square feet of which was 94.2% leased, including any month-to-month agreements, with a weighted average lease term remaining of 8.6 years. During the year ended December 31, 2021, we disposed of 117 properties, for an aggregate gross sales price of $490.3 million. Additionally, during the year ended December 31, 2021, we sold condominium units for an aggregate gross sales price of $42.3 million.
The following table shows the property statistics of our real estate assets as of December 31, 2021 and 2020:

	As of December 31,
	2021	2020
Number of commercial properties	514	516
Rentable square feet (in thousands) (1)	22,720	21,309
Percentage of rentable square feet leased	94.2%	94.1%
Percentage of investment-grade tenants (2)	37.4%	38.0%
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
The following table summarizes our real estate acquisition activity during the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Commercial properties acquired	115	150
Purchase price of acquired properties (in thousands)	$911,262	$798,500
Rentable square feet (in thousands) (1)	5,124	3,945
____________________________________
(1)     Includes square feet of buildings on land parcels subject to ground leases.

The following table shows the tenant diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2021:

			2021	2021	Percentage of
	Total	Leased	Annualized	Annualized	2021
	Number	Square Feet	Rental Income	Rental Income	Annualized
Tenant	of Leases (1)	(in thousands) (2)	(in thousands)	per Square Foot (2)	Rental Income
Lowe’s	17	2,196	$14,833	$6.75	5%
CVS	46	574	12,666	22.07	4%
United Oil	4	64	10,928	170.75	4%
Walgreens	29	426	10,445	24.52	4%
LA Fitness	11	492	9,677	19.67	3%
PetSmart	30	524	8,208	15.66	3%
Dick’s Sporting Goods	13	596	7,481	12.55	3%
Home Depot	4	555	7,408	13.35	2%
Bob Evans	3	190	6,866	36.14	2%
Cabela’s	1	403	6,544	16.24	2%
Other	865	15,390	198,990	12.93	68%
	1,023	21,410	$294,046	$13.73	100%
____________________________________
(1)     Includes leases which are master lease agreements.
(2)     Includes square feet of the buildings on land parcels subject to ground leases.
The following table shows the tenant industry diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2021:

			2021	2021	Percentage of
	Total	Leased	Annualized	Annualized	2021
	Number	Square Feet	Rental Income	Rental Income	Annualized
Industry	of Leases (1)	(in thousands) (2)	(in thousands)	per Square Foot (2)	Rental Income
Sporting Goods, Hobby, and Musical Instrument Stores	63	2,910	$33,108	$11.38	11%
Health and Personal Care Stores	115	1,198	27,414	22.88	9%
Grocery Stores	40	1,901	23,564	12.40	8%
Building Material and Supplies Dealers	25	2,796	22,795	8.15	8%
General Merchandise Stores, including Warehouse Clubs and Superstores	77	2,195	21,219	9.67	7%
Restaurants and Other Eating Places	137	623	19,178	30.78	7%
Manufacturing	16	1,753	16,214	9.25	6%
Department Stores	48	1,861	15,916	8.55	5%
Gasoline Stations	13	96	13,375	139.32	5%
Arts, Entertainment, and Recreation	23	675	11,980	17.75	4%
Other	466	5,402	89,283	16.53	30%
	1,023	21,410	$294,046	$13.73	100%
____________________________________
(1)     Includes leases which are master lease agreements.
(2)     Includes square feet of the buildings on land parcels subject to ground leases.

The following table shows the geographic diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2021:

			2021	2021	Percentage of
	Total	Rentable	Annualized	Annualized	2021
	Number of	Square Feet	Rental Income	Rental Income	Annualized
Location	Properties	(in thousands) (1)	(in thousands)	per Square Foot (1)	Rental Income
Ohio	48	2,427	$28,465	$11.73	10%
California	46	706	25,541	36.18	9%
Texas	52	1,493	20,373	13.65	7%
Illinois	25	1,889	19,258	10.19	6%
Georgia	18	1,488	16,430	11.04	6%
Florida	25	1,144	15,181	13.27	5%
North Carolina	29	1,219	15,167	12.44	5%
Wisconsin	17	1,408	14,752	10.48	5%
Indiana	21	1,172	13,395	11.43	4%
Alabama	16	862	10,637	12.34	4%
Other	217	8,912	114,847	12.89	39%
	514	22,720	$294,046	$12.94	100%
____________________________________
(1)     Includes square feet of the buildings on land parcels subject to ground leases.
The following table shows the property type diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2021:

			2021	2021	Percentage of
	Total	Rentable	Annualized	Annualized	2021
	Number of	Square Feet	Rental Income	Rental Income	Annualized
Property Type	Properties	(in thousands) (1)	(in thousands)	per Square Foot (1)	Rental Income
Retail	432	11,586	$163,540	$14.12	56%
Anchored shopping centers	56	8,256	97,810	11.85	33%
Office	12	1,327	23,148	17.44	8%
Industrial	14	1,551	9,548	6.16	3%
	514	22,720	$294,046	$12.94	100%
____________________________________
(1)     Includes square feet of the buildings on land parcels subject to ground leases.
Leases
Although there are variations in the specific terms of the leases of our properties, the following is a summary of the general structure of our current leases. Generally, the leases of the properties acquired provide for initial terms of ten or more years and provide the tenant with one or more multi-year renewal options, subject to generally the same terms and conditions as the initial lease term. Certain leases also provide that in the event we wish to sell the property subject to that lease, we first must offer the lessee the right to purchase the property on the same terms and conditions as any offer which we intend to accept for the sale of the property. The properties are generally leased under net leases pursuant to which the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance, while certain of the leases require us to maintain the roof, structure and parking areas of the building. Additionally, certain leases provide for increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume. The leases of the properties provide for annual rental payments (payable in monthly installments) ranging from $7,200 to $4.5 million (average of $269,000). Certain leases provide for limited increases in rent as a result of fixed increases or increases in the consumer price index.

The following table shows lease expirations of our real estate portfolio, as of December 31, 2021, during each of the next ten years and thereafter, assuming no exercise of renewal options:

			2021
	Total	Leased	Annualized	2021	Percentage of
	Number	Square Feet	Rental Income	Annualized	2021
	of Leases	Expiring	Expiring	Rental Income	Annualized
Year of Lease Expiration	Expiring (1)	(in thousands) (2)	(in thousands)	per Square Foot (2)	Rental Income
2022	66	536	$5,866	$10.94	2%
2023	121	1,352	19,818	14.66	7%
2024	134	1,782	22,651	12.71	8%
2025	105	1,299	17,246	13.28	6%
2026	120	2,003	25,511	12.74	9%
2027	83	1,797	20,797	11.57	7%
2028	48	917	13,216	14.41	4%
2029	52	1,125	15,169	13.48	5%
2030	40	660	12,440	18.85	4%
2031	61	2,575	26,192	10.17	9%
Thereafter	193	7,364	115,140	15.64	39%
	1,023	21,410	$294,046	$13.73	100%
____________________________________
(1)     Includes leases which are master lease agreements.
(2)     Includes square feet of the buildings on land parcels subject to ground leases.
The following table shows the economic metrics of our real estate assets as of and for the years ended December 31, 2021 and 2020:

	2021	2020
Economic Metrics
Weighted-average lease term (in years) (1)	8.6	8.8
Lease rollover (1)(2):
Annual average	6.2%	6.3%
Maximum for a single year	8.7%	8.7%
____________________________________
(1)Based on annualized rental income of our real estate portfolio as of December 31, 2021 and 2020.
(2)Through the end of the next five years as of the respective reporting date.
Results of Operations
Overview
We are not aware of any material trends or uncertainties, other than the effects of the COVID-19 pandemic, and national economic conditions affecting real estate in general, that may reasonably be expected to have a material impact on our results from the acquisition, management and operation of properties other than those listed in Part I, Item 1A. Risk Factors. Currently, we are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows in future periods due to numerous uncertainties.
For a comparison of the years ended December 31, 2020 and 2019, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Same Store Analysis
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate assets. We review our stabilized operating results, measured by net operating income, from properties that we owned for the entirety of both the current and prior year reporting periods, referred to as “same store” properties, and we believe that the presentation of operating results for same store properties provides useful information to stockholders. Net operating income is a supplemental non-GAAP financial measure of a real estate company’s operating performance. Net operating income is considered by management to be a helpful supplemental performance measure, as it enables management to evaluate the impact of occupancy, rents, leasing activity, and other controllable property operating results at our real estate properties, and it provides a consistent method for the comparison of our properties. We define net operating income as operating revenues less operating expenses, which exclude (i) depreciation and amortization, (ii) interest expense and other non-property related revenue and expense items such as (a) general and administrative expenses, (b) expense reimbursements to related parties, (c) management fees, (d) transaction-related expenses, (e) real estate impairment, (f) increase in provision for credit losses, (g) gain on disposition of real estate and condominium developments, net, (h) merger-related expenses, net and (i) interest income. Our calculation of net operating income may not be comparable to that of other REITs and should not be considered to be more relevant or accurate in evaluating our operating performance than the current GAAP methodology used in calculating net income (loss). In determining the same store property pool, we include all properties that were owned for the entirety of both the current and prior reporting periods, except for properties during the current or prior year that were under development or redevelopment.
Comparison of the Years Ended December 31, 2021 and 2020
The following table reconciles net income (loss), calculated in accordance with GAAP, to net operating income (dollar amounts in thousands):

	Total
	For the Year Ended December 31,
	2021	2020	Change
Net income (loss)	$86,490	$(23,518)	$110,008
Loss on extinguishment of debt	4,895	4,841	54
Interest expense and other, net	83,899	64,116	19,783
Gain on investment in unconsolidated entities	(606)	—	(606)
Operating income	174,678	45,439	129,239

Merger termination fee income	—	(7,380)	7,380
Merger-related expenses, net	1,404	1,884	(480)
Gain on disposition of real estate and condominium developments, net	(83,045)	(27,518)	(55,527)
Increase in provision for credit losses	2,881	68,356	(65,475)
Real estate impairment	18,078	16,737	1,341
Depreciation and amortization	95,190	80,973	14,217
Transaction-related expenses	315	355	(40)
Management fees	47,020	40,025	6,995
Expense reimbursements to related parties	11,624	8,920	2,704
General and administrative expenses	15,078	12,042	3,036
Interest income	(70,561)	(29,393)	(41,168)
Net operating income	$212,662	$210,440	$2,222
Our operating segments include credit and real estate. Refer to Note 18 — Segment Reporting to our consolidated financial statements in this Annual Report on Form 10-K for further discussion of our operating segments.
Credit Segment
Interest Income
The increase in interest income of $41.2 million for the year ended December 31, 2021, compared to the year ended December 31, 2020, was due to an increase in the overall size of our investment portfolio. As of December 31, 2021, we held investments in CRE loans held-for-investment of $2.0 billion, liquid senior loans of $655.5 million, CMBS and other securities of $42.0 million, and an investment in preferred units of $63.5 million. As of December 31, 2020, we held investments in CRE loans held-for-investment of $489.0 million, liquid senior loans of $473.6 million, and CMBS of $38.2 million.

Provision for Credit Losses
The decrease in provision for credit losses of $65.5 million during the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily due to the foreclosure of the assets which previously secured our mezzanine loans. During the year ended December 31, 2020, the borrower on our eight mezzanine loans remained delinquent on the required reserve payments and became delinquent on principal and interest, resulting in the recording of $56.5 million in credit losses related to the mezzanine loans. Upon completing foreclosure proceedings in January 2021, we took control of the assets which previously secured the loans. The decrease was partially offset by an increase in the provision to credit losses due to the increased number of loan investments entered into during the year ended December 31, 2021.
Real Estate Segment
A total of 292 properties were acquired before January 1, 2020 and represent our “same store” properties during the years ended December 31, 2021 and 2020. “Non-same store” properties, for purposes of the table below, includes properties acquired or disposed of on or after January 1, 2020.
The following table details the components of net operating income broken out between same store and non-same store properties (dollar amounts in thousands):

	Total			Same Store			Non-Same Store
	For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,
	2021	2020	Change	2021	2020	Change	2021	2020	Change
Rental and other property income	$295,164	$261,530	$33,634	$217,806	$217,360	$446	$77,358	$44,170	$33,188

Property operating expenses	47,559	23,399	24,160	25,601	20,290	5,311	21,958	3,109	18,849
Real estate tax expenses	34,943	27,691	7,252	23,904	24,520	(616)	11,039	3,171	7,868
Total property operating expenses	82,502	51,090	31,412	49,505	44,810	4,695	32,997	6,280	26,717

Net operating income	$212,662	$210,440	$2,222	$168,301	$172,550	$(4,249)	$44,361	$37,890	$6,471
Loss on Extinguishment of Debt
The loss on extinguishment of debt remained consistent for the year ended December 31, 2021, as compared to the year ended December 31, 2020.
Interest Expense and Other, Net
Interest expense and other, net also includes amortization of deferred financing costs.
The increase in interest expense and other, net, of $19.8 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily due to an increase in the average aggregate amount of debt outstanding from $1.8 billion as of December 31, 2020 to $2.8 billion as of December 31, 2021 as a result of entering into additional repurchase agreements, originating the Mortgage Loan and Class A Notes (as such terms are defined in Note 10 — Credit Facilities, Notes Payable and Repurchase Facilities to our consolidated financial statements in the Annual Report on Form 10-K), and assuming the CIM Income NAV Credit Facility (as defined below) and fixed rate debt as part of the CIM Income NAV Merger. This increase was partially offset by a decrease in the weighted average interest rate from 3.4% as of December 31, 2020 to 2.6% as of December 31, 2021.
Merger Termination Fee Income
In connection with its termination of the Agreement and Plan of Merger by and among the Company, Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”) and the other parties thereto, CCIT II paid a termination fee of $7.4 million during the year ended December 31, 2020. No such fees were received during the year ended December 31, 2021.
Merger-Related Expenses, Net
The decrease in merger-related expenses, net of $480,000 during the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily due to incurring expenses related to the CIM Income NAV Merger of $1.4 million during the year ended December 31, 2021, compared to incurring expenses related to the mergers with Cole Office & Industrial REIT (CCIT III), Inc. and Cole Credit Property Trust V, Inc. (the “CCIT III and CCPT V Mergers”) of $1.9 million during the year ended December 31, 2020.

Gain on Disposition of Real Estate and Condominium Developments, Net
The increase in gain on disposition of real estate and condominium developments, net of $55.5 million during the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily due to the disposition of 117 properties for a gain of $77.2 million and the disposition of condominium units for a gain of $5.9 million during the year ended December 31, 2021, compared to the disposition of 30 properties for a gain of $27.5 million during the year ended December 31, 2020 and no condominium unit dispositions during the year ended December 31, 2020.
Real Estate Impairment
The increase in impairments during the year ended December 31, 2021, as compared to the year ended December 31, 2020, was due to certain condominium units and 12 properties that were deemed to be impaired, resulting in impairment charges of $18.1 million during the year ended December 31, 2021, compared to 12 properties that were deemed to be impaired, resulting in impairment charges of $16.7 million during the year ended December 31, 2020.
Depreciation and Amortization
The increase in depreciation and amortization expenses of $14.2 million during the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily due to the acquisition of 146 properties in connection with the CCIT III and CCPT V Mergers that closed in December 2020, partially offset by the disposition of 117 properties subsequent to December 31, 2020.
Transaction-Related Expenses
Transaction-related expenses remained consistent during the year ended December 31, 2021, as compared to the year ended December 31, 2020.
Management Fees
We pay CMFT Management a management fee pursuant to the Management Agreement, payable quarterly in arrears, equal to the greater of (a) $250,000 per annum ($62,500 per quarter) and (b) 1.50% per annum (0.375% per quarter) of the Company’s Equity (as defined in the Management Agreement). Furthermore, as discussed in Note 13 — Related-Party Transactions and Arrangements to our consolidated financial statements in this Annual Report on Form 10-K, pursuant to the Investment Advisory and Management Agreement, for management of investments in the Managed Assets (as defined in the Investment Advisory and Management Agreement), CMFT Securities pays the Investment Advisor the Investment Advisory Fee, payable quarterly in arrears, equal to 1.50% per annum (0.375% per quarter) of CMFT Securities’ Equity (as defined in the Investment Advisory and Management Agreement). Because the Managed Assets are excluded from the calculation of management fees payable by the Company to CMFT Management pursuant to the Management Agreement, the total management and advisory fees payable by the Company to its external advisors are not increased as a result of the Investment Advisory and Management Agreement. In addition, pursuant to the Sub-Advisory Agreement, in connection with providing investment management services with respect to the corporate credit-related securities held by CMFT Securities, on a quarterly basis, the Investment Advisor designates 50% of the sum of the Investment Advisory Fee payable to the Investment Advisor as sub-advisory fees.
The increase in management fees of $7.0 million during the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily due to increased equity from the issuance of common stock in connection with the CCIT III and CCPT V Mergers that closed in December 2020 and the issuance of common stock in connection with the CIM Income NAV Merger that closed in December 2021.
Expense Reimbursements to Related Parties
Pursuant to the Investment Advisory and Management Agreement, CMFT Securities reimburses the Investment Advisor for costs and expenses incurred by the Investment Advisor on its behalf. Additionally, we may be required to reimburse certain expenses incurred by CMFT Management in providing management services, subject to limitations as set forth in the Management Agreement (as discussed in Note 13 — Related-Party Transactions and Arrangements to our consolidated financial statements in this Annual Report on Form 10-K).
The increase in expense reimbursements to related parties of $2.7 million during the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily due to increased operating expense reimbursements due to CMFT Management, primarily as a result of acquiring 146 properties as part of the CCIT III and CCPT V Mergers that closed in December 2020.

General and Administrative Expenses
The primary general and administrative expense items are banking fees and escrow and trustee fees.
The increase in general and administrative expenses of $3.0 million for the year ended December 31, 2021, compared to the year ended December 31, 2020, was primarily due to increased expenses related to the CCIT III and CCPT V Mergers completed in December 2020 and the foreclosure proceedings completed in January 2021 to take control of the assets which previously secured the Company’s mezzanine loans, as discussed in Note 8 — Loans Held-For-Investment to our consolidated financial statements in this Annual Report on Form 10-K.
Net Operating Income
Same store property net operating income decreased $4.2 million during the year ended December 31, 2021, as compared to the year ended December 31, 2020. The change was primarily due to a decrease in occupancy from 92.9% as of December 31, 2020 to 92.4% as of December 31, 2021, along with increases in property operating expenses.
Non-same store property net operating income increased $6.5 million during the year ended December 31, 2021, as compared to the same period in 2020. The increase is primarily due to the acquisition of 150 commercial properties during the year ended December 31, 2020 and the acquisition of 115 properties during the year ended December 31, 2021, partially offset by a decrease in net operating income for the 30 properties disposed of during the year ended December 31, 2020. The increase is further offset due to recognizing a full period of net operating income during the year ended December 31, 2020 compared to recognizing a partial period of net operating income during the year ended December 31, 2021 for the 77 properties acquired prior to 2020 and disposed of during the year ended December 31, 2021.
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
On April 20, 2020, our Board decided to make a determination as to the amount and timing of distributions on a monthly, instead of a quarterly, basis until such time that we had greater visibility into the impact that the COVID-19 pandemic would have on our tenants’ ability to continue to pay rent on their leases on a timely basis or at all, the degree to which federal, state or local governmental authorities grant rent relief or other relief or amnesty programs applicable to our tenants, our ability to access the capital markets, and on the United States and worldwide financial markets and economy. On March 25, 2021, the Board resumed declaring distributions on a quarterly basis, which are paid out on a monthly basis.
Since April 2020, our Board authorized the following monthly distribution amounts per share, payable to shareholders as of the record date for the applicable month, for the periods indicated below:

Period Commencing	Period Ending	Monthly Distribution Amount
April 2020	May 2020	$0.0130
June 2020	June 2020	$0.0161
July 2020	July 2020	$0.0304
August 2020	December 2021	$0.0303
January 2022	June 2022	$0.0305
As of December 31, 2021, we had distributions payable of $13.3 million.

The following table presents distributions and source of distributions for the periods indicated below (dollar amounts in thousands):

	Year Ended December 31,
	2021		2020
	Amount	Percent	Amount		Percent
Distributions paid in cash	$105,978	80%	$90,655		73%
Distributions reinvested	25,784	20%	34,191		27%
Total distributions	$131,762	100%	$124,846		100%
Source of distributions:
Net cash provided by operating activities (1)(2)	$131,762	100%	$120,193		96%
Proceeds from the issuance of common stock	—	—%	4,653	(3)	4%
Total sources	$131,762	100%	$124,846		100%
____________________________________
(1)Net cash provided by operating activities for the years ended December 31, 2021 and 2020 was $148.2 million and $110.6 million, respectively.
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
Share Redemptions
Our share redemption program permits our stockholders to sell their shares of common stock back to us, subject to certain conditions and limitations. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the Secondary DRIP Offering, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the Secondary DRIP Offering. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. In addition, our Board may choose to amend the terms of, suspend or terminate our share redemption program at any time in its sole discretion if it believes that such action is in the best interest of us and our stockholders. Any material modifications or suspension of the share redemption program will be disclosed to our stockholders as promptly as practicable in our reports filed with the SEC and via our website. In connection with the CCIT III and CCPT V Mergers, our Board suspended our share redemption program on August 30, 2020, and therefore, no shares were redeemed from our stockholders after that date until March 25, 2021, when our Board reinstated the share redemption program, effective April 1, 2021. During the year ended December 31, 2021, we received valid redemption requests under our share redemption program totaling approximately 86.2 million shares, of which we redeemed approximately 3.0 million shares as of December 31, 2021 for $22.0 million (at an average redemption price of $7.20 per share) and approximately 1.3 million shares subsequent to December 31, 2021 for $9.4 million (at an average redemption price of $7.20 per share). The remaining redemption requests relating to approximately 81.9 million shares went unfulfilled. During the year ended December 31, 2020, we received valid redemption requests under our share redemption program totaling approximately 48.3 million shares, of which we redeemed approximately 3.8 million shares as of December 31, 2020 for $28.5 million (at an average redemption price of $7.60 per share). The remaining redemption requests relating to approximately 44.5 million shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of the share redemption program then in effect. The share redemptions were funded with proceeds from the Secondary DRIP Offering and available borrowings.
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
As of December 31, 2021, and as a result of the CIM Income NAV Merger, our subsidiary assumed CIM Income NAV’s obligations pursuant to the credit agreement by and among CIM Income NAV Operating Partnership, LP, the operating partnership of CIM Income NAV (“CIM Income NAV OP”), JPMorgan Chase, as administrative agent, and the lender parties thereto (the “CIM Income NAV Credit Agreement”), including as guarantor under a guaranty provided by CIM Income NAV. The CIM Income NAV Credit Agreement allows for borrowings of up to $425.0 million (the “CIM Income NAV Credit Facility”). The CIM Income NAV Credit Facility includes $212.5 million in term loans (the “CIM Income NAV Term Loans”) and up to $212.5 million in revolving loans (the “CIM Income NAV Revolving Loans”). As of December 31, 2021, we had cash and cash equivalents of $107.4 million, which included $36.5 million of unsettled liquid senior loan purchases.
As of December 31, 2021, CMFT Corporate Credit Securities, LLC, our indirect wholly-owned subsidiary, had a revolving credit and security agreement with Citibank N.A. (“Citibank”), as administrative agent (the “Credit and Security Agreement”) that provided for borrowings secured by substantially all of the assets held by CMFT Corporate Credit Securities, LLC, which shall primarily consist of liquid senior secured loans subject to certain eligibility criteria under the Credit and Security Agreement.
As of December 31, 2021, our indirect wholly-owned subsidiaries (collectively, “CMFT Lending Subs”), had Master Repurchase Agreements with Citibank, Barclays Bank PLC (“Barclays”), Wells Fargo Bank, N.A. (“Wells Fargo”), and Deutsche Bank AG (“Deutsche Bank”) (collectively, the “Repurchase Agreements”) to provide financing primarily through each bank’s purchase of our CRE mortgage loans and future funding advances (the “Citibank Repurchase Facility,” the “Barclays Repurchase Facility,” the “Wells Fargo Repurchase Facility,” and the “Deutsche Bank Repurchase Facility,” respectively, and collectively, the “Repurchase Facilities”).
The following table details our outstanding financing arrangements as of December 31, 2021 (in thousands):

	Portfolio Financing Outstanding Principal Balance	Maximum Capacity
Notes payable – fixed rate debt	$471,967	$471,967
Notes payable – variable rate debt	70,268	70,268
First lien mortgage loan	650,000	650,000
ABS mortgage notes	770,775	774,000
Credit facilities	910,000	975,000
Repurchase facilities	1,298,414	1,780,000
Total portfolio financing	$4,171,424	$4,721,235
As of December 31, 2021, we believe that we were in compliance with the financial covenants of the Mortgage Loan, the ABS Mortgage Notes, and the Repurchase Agreements, as well as the financial covenants under our various fixed and variable rate debt agreements, with the exception of one mortgage note, as further discussed in Note 10 — Credit Facilities, Notes Payable and Repurchase Facilities to our consolidated financial statements in this Annual Report on Form 10-K.
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for the acquisition of real estate-related securities, real estate and real estate-related assets and the payment of acquisition-related fees and expenses, operating expenses, distributions, redemptions and interest and principal on current and any future debt financings, including principal repayments of $681.1 million within the next 12 months.
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
Contractual Obligations
As of December 31, 2021, we had debt outstanding with a carrying value of $4.2 billion and a weighted average interest rate of 2.6%. See Note 10 — Credit Facilities, Notes Payable and Repurchase Facilities to our consolidated financial statements in this Annual Report on Form 10-K for certain terms of our debt outstanding.
Our contractual obligations as of December 31, 2021 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments — fixed rate debt	$471,967	$76,323	$378,694	$16,950	$—
Interest payments — fixed rate debt (2)	28,937	17,058	11,810	69	—
Principal payments — variable rate debt	70,268	70,268	—	—	—
Interest payments — variable rate debt (3)	1,353	1,353	—	—	—
Principal payments — first lien mortgage loan (4)	650,000	—	650,000	—	—
Interest payments — first lien mortgage loan (4)	29,897	18,590	11,307	—	—
Principal payments — ABS mortgage notes (5)	770,775	7,740	4,515	—	758,520
Interest payments — ABS mortgage notes (5)	195,958	21,427	43,031	42,972	88,528
Principal payments — credit facilities (6)	910,000	413,500	496,500	—	—
Interest payments — credit facilities (6)	34,185	15,292	18,893	—	—
Principal payments — repurchase facilities (7)	1,298,414	113,223	1,185,191	—	—
Interest payments — repurchase facilities (7)	56,965	23,012	33,953	—	—
Total	$4,518,719	$777,786	$2,833,894	$59,991	$847,048
____________________________________
(1)The table does not include amounts due to CMFT Management or its affiliates pursuant to our Management Agreement because such amounts are not fixed and determinable. The table also does not include $209.4 million of unfunded commitments related to our existing CRE loans held-for-investment which are subject to the satisfaction of borrower milestones.
(2)As of December 31, 2021, we had $45.6 million of variable rate debt effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.
(3)As of December 31, 2021, we had variable rate debt outstanding of $70.3 million with a weighted average interest rate of 5.5%. We used the weighted average interest rate to calculate the debt payment obligations in future periods.

(4)As of December 31, 2021, the amounts outstanding under the Mortgage Loan totaled $650.0 million and had a weighted average interest rate of 2.9%.
(5)As of December 31, 2021, the amounts outstanding under the ABS Mortgage Notes totaled $770.8 million and had a weighted average interest rate of 2.8%.
(6)As of December 31, 2021, the amounts outstanding under the Credit Securities Revolver (as defined in Note 10 — Credit Facilities, Notes Payable and Repurchase Facilities to our consolidated financial statements in this Annual Report on Form 10-K) totaled $496.5 million and had a weighted average interest rate of 1.9% and the amounts outstanding under the CIM Income NAV Revolving Loans totaled $201.0 million and had a weighted average interest rate of 2.0%. As of December 31, 2021, the CIM Income NAV Term Loans outstanding totaled $212.5 million, $140.0 million of which is subject to interest rate swap agreements (the “Swapped Term Loans”). As of December 31, 2021, the weighted average all-in interest rate for the Swapped Term Loans was 4.4%. The remaining $72.5 million outstanding under our credit facilities had a weighted average interest rate of 1.9% as of December 31, 2021.
(7)As of December 31, 2021, the amount outstanding under the Citibank Repurchase Facility was $322.4 million at a weighted average interest rate of 1.8%, the amount outstanding under the Barclays Repurchase Facility was $349.8 million at a weighted average interest rate of 2.1%, the amount outstanding under the Wells Fargo Repurchase Facility was $532.8 million at a weighted average interest rate of 1.5%, and the amount outstanding under the Deutsche Bank Repurchase Facility was $93.4 million at a weighted average interest rate of 2.0%.
We expect to incur additional borrowings in the future to acquire additional properties and credit investments. There is no limitation on the amount we may borrow against any single improved property. As of December 31, 2021, our ratio of debt to total gross assets net of gross intangible lease liabilities was 58.0% and our ratio of debt to the fair market value of our gross assets net of gross intangible lease liabilities was 58.8%. Fair market value of our senior loans is based on the estimated market value as of September 30, 2021, and for those assets acquired from October 1, 2021 through December 31, 2021 is based on the purchase price. Fair market value of the remaining credit investments is based on the market value as of December 31, 2021. Fair market value of our real estate assets is based on the estimated market value as of March 31, 2021 that were used to determine our estimated per share NAV, and for those real estate assets acquired from April 1, 2021 through December 31, 2021 is based on the purchase price.
Cash Flow Analysis
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Operating Activities. Net cash provided by operating activities increased by $37.6 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020. The increase was primarily due to the acquisition of 146 properties in connection with the CCIT III and CCPT V Mergers that closed in December 2020 along with the acquisition of 115 properties in connection with the CIM Income NAV Merger that closed in December 2021. In addition, net increases in credit investments of $1.8 billion during the year ended December 31, 2021 drove higher interest income. The increase was partially offset by the disposition of 117 properties and an outparcel of land during the year ended December 31, 2021. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities was $1.5 billion for the year ended December 31, 2021, as compared to net cash used in investing activities of $466.1 million for the year ended December 31, 2020. The change was primarily due to an increase in net investment in loans held-for-investment of $1.4 billion resulting from the origination and acquisition of CRE loans held-for-investment. The change was partially offset by an increase in net proceeds from the disposition of real estate assets of $249.7 million resulting from the disposal of 117 properties during the year ended December 31, 2021, as compared to the disposal of 30 properties during the year ended December 31, 2020.
Financing Activities. Net cash provided by financing activities was $1.3 billion for the year ended December 31, 2021, as compared to net cash provided by financing activities of $10.6 million for the year ended December 31, 2020. The change was primarily due to an increase in net proceeds on the credit facilities, notes payable and repurchase facilities of $1.4 billion as a result of entering into and upsizing the Repurchase Facilities, the Mortgage Loan and the Class A Notes (as defined in Note 10 — Credit Facilities, Notes Payable and Repurchase Facilities to our consolidated financial statements in this Annual Report on Form 10-K) and the repayment of debt obligations as part of the CIM Income NAV Merger during the year ended December 31, 2021, coupled with a decrease in redemptions of common stock of $26.0 million as a result of the Board’s suspension of the share redemption program from August 30, 2020 through March 31, 2021. The change was partially offset by increased deferred financing costs paid as a result of entering into new debt agreements described above.

Election as a REIT
We elected to be taxed, and operate our business to qualify, as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2012. To maintain our qualification as a REIT, we must continue to meet certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. As a REIT, we generally are not subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains).
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
Related-Party Transactions and Agreements
We have entered into agreements with CMFT Management and our Investment Advisor whereby we agree to pay certain fees to, or reimburse certain expenses of, CMFT Management, the Investment Advisor or their affiliates. In addition, we have invested in, and may continue to invest in, certain co-investments with funds that are advised by an affiliate of CMFT Management. We may also originate loans to third parties that use the proceeds to finance the acquisition of real estate from funds that are advised by an affiliate of CMFT Management. See Note 13 — Related-Party Transactions and Arrangements to our consolidated financial statements in this Annual Report on Form 10-K for a discussion of the various related-party transactions, agreements and fees.
Conflicts of Interest
Richard S. Ressler, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates, is the vice president of our manager. One of our directors, Avraham Shemesh, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates, is the president and treasurer of our manager. Nathan D. DeBacker, our chief financial officer and treasurer, is a vice president of our manager and is an officer of certain of its affiliates. As such, there may be conflicts of interest where CMFT Management or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for CIM or another program sponsored or operated by affiliates of our manager, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management, among others. The compensation arrangements between affiliates of CMFT Management and these other real estate programs sponsored or operated by affiliates of our manager could influence the advice provided to us. See Part I, Item 1. Business — Conflicts of Interest of this Annual Report on Form 10-K.
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
Current Expected Credit Losses
The current expected credit loss (“CECL”) is our current estimate of potential credit losses related to our loans held-for-investment . We estimate our CECL reserve for our senior loans and mezzanine loans primarily using the Weighted Average Remaining Maturity method, which has been identified as an acceptable method for estimating CECL reserves in the Financial Accounting Standards Board Staff Q&A Topic 326, No. 1. For our liquid senior loans, we use a probability of default and loss given default method. The risks and uncertainties involved in applying the principles related to CECL reserves include, but are not limited to, the following:
•     The historical loan loss data used in estimating our CECL reserve. To estimate the historical loan losses relevant to our portfolio, we have utilized historical loan performance with market loan loss data from 1998 through 2021. Within this database, we focused on the applicable subset of available loan data, which we determined based on loan metrics that are most comparable to our loan portfolio including asset type, loan structure, credit rating and years to maturity;

•The expected repayments over the contractual term of each loan. As part of our quarterly review of our loan portfolio, we assess the expected repayment date of each loan, which is used to determine the contractual term for purposes of computing our CECL reserve; and
•The current credit quality and performance expectations of our loan portfolio, as well as market conditions over the relevant time period and its impact on our loan portfolio are estimated by management.
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
As of December 31, 2021, we had an aggregate of $2.8 billion of variable rate debt, excluding any debt subject to interest rate swap agreements and interest rate cap agreements, and therefore, we are exposed to interest rate changes in LIBOR. As of December 31, 2021, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $13.9 million per year.
As of December 31, 2021, we had five interest rate swap agreements and five interest rate cap agreements outstanding, which mature on various dates from January 2022 through July 2023, with an aggregate notional amount of $938.1 million and an aggregate fair value of the net derivative liability of $2.3 million. The fair value of these interest rate swap agreements and interest rate cap agreements is dependent upon existing market interest rates and spreads. As of December 31, 2021, an increase of 50 basis points in interest rates would result in a change of $835,000 to the fair value of the net derivative liability, resulting in a net derivative liability of $1.5 million. A decrease of 50 basis points in interest rates would result in a $635,000 change to the fair value of the net derivative liability, resulting in a net derivative liability of $2.9 million.
As the information presented above includes only those exposures that existed as of December 31, 2021, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs and assume no other changes in our capital structure.
In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the SOFR as its preferred alternative to U.S. dollar LIBOR in derivatives and other financial contracts. On December 31, 2021, the FCA ceased publishing one week and two-month LIBOR, and the FCA intends to cease publishing all remaining LIBOR after June 30, 2023. This announcement has several implications, including setting the spread that may be used to automatically convert contracts from LIBOR to SOFR. Additionally, banking regulators are encouraging banks to discontinue new LIBOR debt issuances by December 31, 2021. The Company anticipates that LIBOR will continue to be available at least until June 30, 2023. Any changes adopted by

FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.
We have interest rate swap agreements and interest rate cap agreements maturing on various dates from January 2022 through July 2023, as further discussed above, that are indexed to LIBOR. As such, we are monitoring and evaluating the related risks, which include interest on loans or amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative reference rate may be challenging, especially if we cannot agree with the respective counterparty about how to make the transition.
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
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2021.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2021 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2021, were effective at a reasonable assurance level.
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
Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be presented in our definitive proxy statement for our 2022 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item will be presented in our definitive proxy statement for our 2022 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be presented in our definitive proxy statement for our 2022 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item will be presented in our definitive proxy statement for our 2022 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be presented in our definitive proxy statement for our 2022 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2021, and is incorporated herein by reference.

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
Exhibits
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).

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

2.10
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
4.3
Master Indenture, dated as of July 28, 2021, by and among CMFT Net Lease Master Issuer, LLC, as issuer, and Citibank N.A., as indenture trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed August 3, 2021).

4.4
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

10.8	Cole Credit Property Trust IV, Inc. 2018 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-54939), filed November 13, 2018.
10.9
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

10.11	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed August 14, 2020).
10.12
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

10.13
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

10.15
Guaranty, dated as of July 28, 2021, by CIM Real Estate Finance Operating Partnership, LP for the benefit of Citibank N.A., as indenture trustee (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed August 3, 2021).

10.16
First Amendment to Master Repurchase Agreement, dated August 17, 2021, by and between CMFT RE Lending RF Sub CB, LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed August 23, 2021).

10.17
Second Amendment to Master Repurchase Agreement, dated January 27, 2022, by and between CMFT RF Sub CB, LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (file No. 000-54939), filed February 1, 2022).

10.18
Master Repurchase Agreement, dated September 21, 2020, by and between CMFT RE Lending RF Sub BB, LLC and Barclays Bank PLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed September 24, 2020).

10.19
Guaranty, dated as of September 21, 2020, by CIM Real Estate Finance Trust, Inc. for the benefit of Barclays Bank PLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed September 24, 2020).

10.20
First Amendment to Master Repurchase Agreement, dated July 27, 2021, by and between CMFT RE Lending RF Sub BB, LLC and Barclays Bank PLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed August 2, 2021).

10.21
Second Amendment to Master Repurchase Agreement, dated February 23, 2022, by and between CMFT RE Lending RF Sub BB, LLC and Barclays Bank PLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed March 1, 2022).

10.22
Master Repurchase Agreement, dated May 20, 2021, by and between CMFT RE Lending RF Sub WF, LLC and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed May 26, 2021).

10.23
First Amendment to Master Repurchase Agreement, dated October 28, 2021, by and between CMFT RE Lending RF Sub WF, LLC and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed November 3, 2021).

10.24
Guaranty and Subordination Agreement, dated as of May 20, 2021, by CIM Real Estate Finance Trust, Inc. for the benefit of Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed May 26, 2021).

10.25
Loan Agreement, dated as of July 15, 2021, by and between the Borrowers identified on Schedule 1.1(A) thereto, and JPMorgan Chase Bank, National Association and DBR Investments Co. Limited (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed July 21, 2021).

10.26
Guaranty Agreement, dated July 15, 2021, by CIM Real Estate Finance Trust, Inc. for the benefit of JPMorgan Chase Bank, National Association and DBR Investments Co. Limited (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed July 21, 2021).

10.27
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

10.28
Master Repurchase Agreement, dated October 8, 2021, by and between CMFT RE Lending RF Sub DB, LLC and Deutsche Bank AG, New York Branch (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed October 14, 2021).

10.29
Amended and Restated Master Repurchase Agreement, dated December 23, 2021, by and between CMFT RE Lending RF Sub DB, LLC and Deutsche Bank AG, New York Branch (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed December 29, 2021).

10.30
Guaranty, dated as of October 8, 2021, by CIM Real Estate Finance Trust, Inc. for the benefit of Deutsche Bank AG, New York Branch (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed October 14, 2021).

10.31
Agreement of Purchase and Sale, dated as of December 20, 2021, by and among certain indirect subsidiaries of CIM Real Estate Finance Trust, Inc., American Finance Operating Partnership, L.P., ARG SSSTRPA001, LLC, ARG SMSHPPA001, LLC, ARG CCCARPA001, LLC and American Finance Trust, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed December 20, 2021).

10.32
Modification Agreement and Limited Consent, dated December 21, 2020 by and between Cole Operating Partnership V, LP, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K (File No. 000-54939), filed March 31, 2021).

10.33
Modification Agreement and Limited Consent, dated December 21, 2020 by and between CIM Real Estate Finance Operating Partnership, LP, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K (File No. 000-54939), filed March 31, 2021).

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
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 30th day of March, 2022.

CIM Real Estate Finance Trust, Inc.
(Registrant)

By:	/s/ NATHAN D. DEBACKER
Nathan D. DeBacker
Chief Financial Officer and Treasurer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ RICHARD S. RESSLER	Chairman of the Board of Directors, Chief Executive Officer and President	March 30, 2022
Richard S. Ressler	(Principal Executive Officer)

/s/ NATHAN D. DEBACKER	Chief Financial Officer and Treasurer	March 30, 2022
Nathan D. DeBacker	(Principal Financial Officer)

/s/ JEFFREY R. SMITH	Vice President of Accounting	March 30, 2022
Jeffrey R. Smith	(Principal Accounting Officer)

/s/ T. PATRICK DUNCAN	Independent Director	March 30, 2022
T. Patrick Duncan

/s/ ALICIA K. HARRISON	Independent Director	March 30, 2022
Alicia K. Harrison

/s/ W. BRIAN KRETZMER	Independent Director	March 30, 2022
W. Brian Kretzmer

/s/ HOWARD A. SILVER	Independent Director	March 30, 2022
Howard A. Silver

/s/ CALVIN E. HOLLIS	Independent Director	March 30, 2022
Calvin E. Hollis

/s/ ROGER D. SNELL	Independent Director	March 30, 2022
Roger D. Snell

/s/ AVRAHAM SHEMESH	Director	March 30, 2022
Avraham Shemesh

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of CIM Real Estate Finance Trust, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CIM Real Estate Finance Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, the Company changed its method of accounting for credit losses in the year ended December 31, 2020 due to adoption of Accounting Standard Update, or ASU, 2016-13 “Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments (Topic 326).” The assessment of current expected credit losses is also communicated as a critical audit matter below.
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
The Company’s evaluation of real estate assets for impairment involves an initial assessment of each real estate asset to determine whether events or changes in circumstances exist that may indicate that the carrying amounts of real estate assets are no longer recoverable. Possible indications of impairment may include bankruptcy or other credit concerns of a property’s major tenants, changes in anticipated holding periods, vacancies, a significant decrease in a property’s revenues due to lease terminations, or other circumstances. When events or changes in circumstances exist, the Company evaluates its real estate assets for impairment by comparing undiscounted future cash flows expected to be generated over the life of each asset to the respective carrying amount. If the carrying amount of an asset exceeds the undiscounted future cash flows, an analysis is performed to determine the fair value of the asset.
The Company makes significant assumptions to evaluate real estate assets for possible indications of impairment. Changes in these assumptions could result in additional impairment charges in the future.
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
•We evaluated management’s impairment indicator analysis by testing real estate assets for possible indications of impairment, including searching for adverse asset-specific and/or market conditions, such as vacancies, tenants bankruptcies and other credit concerns, among others, as well as assessing changes in holding periods, including expected asset dispositions.
•We independently reviewed properties experiencing a significant decrease in revenue due to lease terminations, and evaluated whether such properties demonstrated continuing losses indicative of impairment.
•We performed inquiries with management, including property accounting, leasing and portfolio oversight to determine whether factors were identified in the current period that may be an impairment indicator, including changes in expected holding periods, or changes in market rental rates, and corroborated these inquiries through review of third-party market reports and inspection of meeting minutes of the Board of Directors.
Assessment of Current Expected Credit Losses (“CECL”) Reserve – Refer to Notes 2 and 8 to the financial statements
Critical Audit Matter Description
The Company estimates its CECL reserve using the Weighted Average Remaining Maturity (“WARM”) method for its first mortgage loans, and the probability of default and loss given default method for its liquid senior loans. Significant judgments are required in estimating the CECL reserve, including the evaluation of historical loan loss data, the evaluation of expected repayments of each loan, and the impact of expected economic conditions on the loan portfolio.
We identified the assessment of the CECL reserve as a critical audit matter based on the significant judgment required when evaluating the CECL reserve. This required a high degree of auditor judgment and an increased extent of effort, including evaluating the CECL methodology and analytical models, and evaluating the key inputs and assumptions used in the models.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the CECL reserve for the loans held-for-investment portfolio included the following, among others:
•We tested the accuracy and evaluated the appropriateness of the historical loan loss data as an input to each applicable model.
•We tested the evaluation of expected loan repayments, the impact of expected economic conditions on the loan portfolio, and other assumptions used in determining the CECL reserve.
•We reviewed the service auditor's report for the third-party WARM method CECL model, which is used to calculate the expected loss for its first mortgage loans.
•We evaluated the appropriateness of each model and significant assumptions used and independently calculated each model’s computational accuracy.
/s/ Deloitte & Touche LLP
Phoenix, Arizona
March 30, 2022
We have served as the Company’s auditor since 2010.

CIM REAL ESTATE FINANCE TRUST, INC.
CONSOLIDATED BALANCE SHEETS
 (in thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
ASSETS
Real estate assets:
Land	$655,273	$881,896
Buildings, fixtures and improvements	1,706,902	2,490,030
Intangible lease assets	314,832	389,564
Condominium developments	171,080	—
Total real estate assets, at cost	2,848,087	3,761,490
Less: accumulated depreciation and amortization	(235,481)	(453,385)
Total real estate assets, net	2,612,606	3,308,105
Investments in unconsolidated entities	109,547	—
Real estate-related securities ($41,981 and $38,194 held at fair value as of December 31, 2021 and December 31, 2020, respectively)	105,471	38,194
Loans held-for-investment and related receivables, net	2,624,101	962,624
Less: Current expected credit losses	(15,201)	(70,358)
Total loans held-for-investment and related receivables, net	2,608,900	892,266
Cash and cash equivalents	107,381	121,385
Restricted cash	36,792	7,023
Rents and tenant receivables, net	61,468	74,419
Prepaid expenses and other assets	13,759	10,406
Deferred costs, net	7,214	4,293
Assets held for sale	1,299,638	3,518
Total assets	$6,962,776	$4,459,609
LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable, repurchase facilities and credit facilities, net	$4,143,205	$2,144,993
Accrued expenses and accounts payable	45,872	30,419
Due to affiliates	14,594	14,723
Intangible lease liabilities, net	24,896	32,718
Distributions payable	13,252	10,969
Deferred rental income, derivative liabilities and other liabilities	21,282	27,361
Total liabilities	4,263,101	2,261,183
Commitments and contingencies
Redeemable common stock	170,714	—
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 490,000,000 shares authorized, 437,373,981 and 362,001,968 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	4,374	3,620
Capital in excess of par value	3,529,126	3,157,859
Accumulated distributions in excess of earnings	(1,008,561)	(961,006)
Accumulated other comprehensive income (loss)	2,949	(2,047)
Total stockholders’ equity	2,527,888	2,198,426
Non-controlling interests	1,073	—
Total equity	2,528,961	2,198,426
Total liabilities, redeemable common stock, non-controlling interests and stockholders’ equity	$6,962,776	$4,459,609
The accompanying notes are an integral part of these consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Rental and other property income	$295,164	$261,530	$393,224
Interest income	70,561	29,393	20,132
Total revenues	365,725	290,923	413,356
Operating expenses:
General and administrative	15,078	12,042	10,167
Property operating	47,559	23,399	33,462
Real estate tax	34,943	27,691	32,196
Expense reimbursements to related parties	11,624	8,920	9,436
Management fees	47,020	40,025	37,245
Transaction-related	315	355	1,530
Depreciation and amortization	95,190	80,973	107,867
Real estate impairment	18,078	16,737	72,939
Increase in provision for credit losses	2,881	68,356	—
Total operating expenses	272,688	278,498	304,842
Gain on disposition of real estate and condominium developments, net	83,045	27,518	180,666
Merger-related expenses, net	(1,404)	(1,884)	—
Merger termination fee income	—	7,380	—
Operating income	174,678	45,439	289,180
Other expense:
Gain on investment in unconsolidated entities	606	—	—
Interest expense and other, net	(83,899)	(64,116)	(98,933)
Loss on extinguishment of debt	(4,895)	(4,841)	(7,227)
Total other expense	(88,188)	(68,957)	(106,160)
Net income (loss)	86,490	(23,518)	183,020
Net income allocated to noncontrolling interest	—	—	121
Net income (loss) attributable to the Company	$86,490	$(23,518)	$182,899
Weighted average number of common shares outstanding:
Basic and diluted	365,726,453	311,808,605	311,302,909
Net income (loss) per common share:
Basic and diluted	$0.24	$(0.08)	$0.59
The accompanying notes are an integral part of these consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$86,490	$(23,518)	$183,020
Other comprehensive income (loss)
Unrealized gain on real estate-related securities	231	1,657	—
Reclassification adjustment for realized gain (loss) included in income as other income	1,419	(510)	—
Unrealized gain (loss) on interest rate swaps	32	(11,607)	(11,456)
Amount of loss (gain) reclassified from other comprehensive income (loss) into income as interest expense and other, net	3,314	12,321	(3,475)
Total other comprehensive income (loss)	4,996	1,861	(14,931)

Comprehensive income (loss)	91,486	(21,657)	168,089
Comprehensive income allocated to noncontrolling interest	—	—	121
Comprehensive income (loss) attributable to the Company	$91,486	$(21,657)	$167,968
The accompanying notes are an integral part of these consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (in thousands, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
	Number of Shares	Par Value
Balance, January 1, 2019	311,381,396	$3,114	$2,607,330	$(804,617)	$11,023	$1,816,850	$—	$1,816,850
Issuance of common stock	9,335,895	93	82,295	—	—	82,388	—	82,388
Equity-based compensation	18,499	—	138	—	—	138	—	138
Distributions declared on common stock — $0.625 per common share	—	—	—	(194,463)	—	(194,463)	—	(194,463)
Redemptions of common stock	(9,528,065)	(95)	(83,993)	—	—	(84,088)	—	(84,088)
Changes in redeemable common stock	—	—	1,155	—	—	1,155	—	1,155
Comprehensive income (loss)	—	—	—	182,899	(14,931)	167,968	—	167,968
Balance, December 31, 2019	311,207,725	$3,112	$2,606,925	$(816,181)	$(3,908)	$1,789,948	$—	$1,789,948
Cumulative effect of accounting changes	—	—	—	(2,002)	—	(2,002)	—	(2,002)
Issuance of common stock	4,211,747	42	34,149	—	—	34,191	—	34,191
Issuance of common stock in connection with the CCPT V and CCIT III Mergers	52,574,431	526	383,793	—	—	384,319	—	384,319
Equity-based compensation	22,059	—	160	—	—	160	—	160
Distributions declared on common stock — $0.38 per common share	—	—	—	(119,305)	—	(119,305)	—	(119,305)
Redemptions of common stock	(6,013,994)	(60)	(48,006)	—	—	(48,066)	—	(48,066)
Changes in redeemable common stock	—	—	180,838	—	—	180,838	—	180,838
Comprehensive (loss) income	—	—	—	(23,518)	1,861	(21,657)	—	(21,657)
Balance, December 31, 2020	362,001,968	$3,620	$3,157,859	$(961,006)	$(2,047)	$2,198,426	$—	$2,198,426
Issuance of common stock	3,574,120	36	25,748	—	—	25,784	—	25,784
Issuance of common stock in connection with the CIM Income NAV Merger	74,819,899	748	537,955	—	—	538,703	—	538,703
Equity-based compensation	39,000	—	289	—	—	289	—	289
Distributions declared on common stock — $0.364 per common share	—	—	—	(134,045)	—	(134,045)	—	(134,045)
Redemptions of common stock	(3,061,006)	(30)	(22,011)	—	—	(22,041)	—	(22,041)
Changes in redeemable common stock	—	—	(170,714)	—	—	(170,714)	—	(170,714)
Non-controlling interests assumed in connection with the CIM Income NAV Merger	—	—	—	—	—	—	1,073	1,073
Comprehensive income	—	—	—	86,490	4,996	91,486	—	91,486
Balance, December 31, 2021	437,373,981	$4,374	$3,529,126	$(1,008,561)	$2,949	$2,527,888	$1,073	$2,528,961

The accompanying notes are an integral part of these consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$86,490	$(23,518)	$183,020
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	92,988	79,546	106,262
Amortization of deferred financing costs	10,073	4,245	5,167
Amortization of fair value adjustments of mortgage notes payable assumed	(149)	(92)	(90)
Amortization and accretion on deferred loan fees	(2,998)	(1,909)	(2,441)
Amortization of premiums and discounts on credit investments	(8,144)	(668)	—
Capitalized interest income on real estate-related securities	(974)	(539)	(8,546)
Equity-based compensation	289	160	138
Straight-line rental income	(5,723)	(6,738)	(6,564)
Write-offs for uncollectible lease-related receivables	(694)	5,664	952
Gain on disposition of real estate assets and condominium developments, net	(83,045)	(27,518)	(180,666)
Loss on sale of credit investments, net	1,378	227	—
Gain on investment in unconsolidated entities	(606)	—	—
Amortization of fair value adjustment and gain on interest rate swaps	(2,814)	(13)	(18)
Impairment of real estate assets	18,078	16,737	72,939
Increase in provision for credit losses	2,881	68,356	—
Loss on interest rate caps	42	—	—
Return on investment in unconsolidated entities	497	—	—
Write-off of deferred financing costs	3,815	633	2,271
Changes in assets and liabilities:
Rents and tenant receivables, net	28,230	(12,536)	16,034
Prepaid expenses and other assets	(2,538)	1,276	(6,456)
Accrued expenses and accounts payable	8,388	8,420	3,214
Deferred rental income and other liabilities	3,541	(508)	(987)
Due to affiliates	(831)	(656)	9,302
Net cash provided by operating activities	148,174	110,569	193,531
Cash flows from investing activities:
Cash acquired in connection with mergers	10,244	13,810	—
Investment in unconsolidated entities	(53,525)	—	—
Investment in real estate-related securities	(321,169)	(76,644)	—
Investment in liquid senior loans	(406,694)	(582,654)	(2,750)
Investment in real estate assets and capital expenditures	(76,283)	(48,995)	(23,887)
Origination and acquisition of loans held-for-investment, net	(1,805,324)	(238,563)	(217,014)
Origination and exit fees received on loans held-for-investment	17,030	3,200	1,697
Principal payments received on loans held-for-investment	326,062	119,443	17,186
Principal payments received on real estate-related securities	38	2,571	—
Net proceeds from sale of real estate-related securities	256,841	37,593	—
Net proceeds from disposition of real estate assets and condominium developments	513,528	263,797	1,399,953
Net proceeds from sale of liquid senior loans	69,959	39,902	—
Payment of property escrow deposits	—	(875)	(350)
Refund of property escrow deposits	—	875	350
Proceeds from the settlement of insurance claims	63	400	110
Net cash (used in) provided by investing activities	(1,469,230)	(466,140)	1,175,295
Cash flows from financing activities:
Redemptions of common stock	(22,041)	(48,066)	(84,088)
Distributions to stockholders	(105,978)	(90,655)	(112,083)
Proceeds from notes payable, repurchase facilities and credit facilities	3,159,650	576,880	424,500
Repayments of notes payable, repurchase facilities and credit facilities	(1,648,775)	(422,110)	(1,141,978)
Termination of interest rate swaps	(6,401)	—	—
Payment of loan deposits	(800)	(65)	—
Refund of loan deposits	865	—	—
Deferred financing costs paid	(39,699)	(5,360)	(1,211)
Distributions to noncontrolling interest	—	—	(285)
Net cash provided by (used in) financing activities	1,336,821	10,624	(915,145)
Net increase (decrease) in cash and cash equivalents and restricted cash	15,765	(344,947)	453,681
Cash and cash equivalents and restricted cash, beginning of period	128,408	473,355	19,674
Cash and cash equivalents and restricted cash, end of period	$144,173	$128,408	$473,355
Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$107,381	$121,385	$466,024
Restricted cash	36,792	7,023	7,331
Total cash and cash equivalents and restricted cash	$144,173	$128,408	$473,355
The accompanying notes are an integral part of these consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION AND BUSINESS
CIM Real Estate Finance Trust, Inc. (the “Company”) is a non-exchange traded real estate investment trust (“REIT”) formed as a Maryland corporation on July 27, 2010, that elected to be taxed, and operates its business to qualify, as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2012. The Company operates a diversified portfolio of core commercial real estate primarily consisting of net leased properties located throughout the United States and short duration senior secured loans and other credit investments. As of December 31, 2021, the Company owned 514 properties, comprising 22.7 million rentable square feet of commercial space located in 45 states. As of December 31, 2021, the rentable square feet at these properties was 94.2% leased, including month-to-month agreements, if any. As of December 31, 2021, the Company’s loan portfolio consisted of 317 loans with a net book value of $2.6 billion, and investments in real estate-related securities of $105.5 million. On January 7, 2021, the Company completed foreclosure proceedings to take control of the assets which previously secured its eight mezzanine loans, including 75 condominium units and 21 rental units across four buildings. As of December 31, 2021, the Company owned condominium developments with a net book value of $171.1 million.
A majority of the Company’s business is conducted through CIM Real Estate Finance Operating Partnership, LP, a Delaware limited partnership, of which the Company is the sole general partner and owns, directly or indirectly, 100% of the partnership interests.
The Company is externally managed by CIM Real Estate Finance Management, LLC, a Delaware limited liability company (“CMFT Management”), which is an affiliate of CIM Group, LLC (“CIM”). CIM is a community-focused real estate and infrastructure owner, operator, lender and developer. CIM is headquartered in Los Angeles, CA, with offices in Atlanta, GA, Bethesda, MD, Chicago, IL, Dallas, TX, New York, NY, Orlando, FL, Phoenix, AZ, and Tokyo, Japan. CIM also maintains additional offices across the Unites States, as well as in Korea, Hong Kong, and the United Kingdom to support its platform.
CCO Group, LLC is a subsidiary of CIM and owns and controls CMFT Management, the Company’s manager, and is the indirect owner of CCO Capital, LLC (“CCO Capital”), the Company’s dealer manager, and CREI Advisors, LLC (“CREI Advisors”), the Company’s property manager. CCO Group, LLC and its subsidiaries (collectively, “CCO Group”) serve as the Company’s sponsor. The Company relies upon CIM Capital IC Management, LLC, the Company’s investment advisor (the “Investment Advisor”), to provide substantially all of the Company’s day-to-day management with respect to investments in securities and certain other investments.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Board establishes an updated estimated per share net asset value (“NAV”) of the Company’s common stock on at least an annual basis for purposes of assisting broker-dealers that participated in the Offering in meeting their customer account reporting obligations under Financial Industry Regulatory Authority Rule 2231. Distributions are reinvested in shares of the Company’s common stock under the DRIP at the estimated per share NAV as determined by the Board. Additionally, the estimated per share NAV as determined by the Board serves as the per share NAV for purposes of the share redemption program. As of December 31, 2021, the estimated per share NAV of the Company’s common stock was $7.20, which was established by the Board on May 25, 2021 using a valuation date of March 31, 2021. Commencing on May 26, 2021, $7.20 served as the per share NAV under the DRIP. The Board previously established a per share NAV as of August 31, 2015, September 30, 2016, December 31, 2016, December 31, 2017, December 31, 2018, December 31, 2019, March 31, 2020 and June 30, 2020. The Company’s estimated per share NAVs are not audited or reviewed by its independent registered public accounting firm.
Completed Merger
On December 16, 2021, the Company completed the merger previously disclosed in the Current Report on Form 8-K filed with the SEC on September 22, 2021, with CIM Income NAV, Inc. (“CIM Income NAV”), pursuant to the Agreement and Plan of Merger, dated September 21, 2021 (the “CIM Income NAV Merger Agreement”), by and among the Company, Cypress Merger Sub, LLC, a wholly owned subsidiary of the Company (“Cypress Merger Sub”), and CIM Income NAV, with Cypress Merger Sub surviving as a wholly owned subsidiary of the Company (the “CIM Income NAV Merger”). In accordance with the applicable provisions of the Maryland General Corporation Law (the “MGCL”), the separate existence of CIM Income NAV ceased. Through the CIM Income NAV Merger, the Company acquired 115 properties, including two properties owned through a consolidated joint venture arrangement (the “Consolidated Joint Venture”), with a total of 5.1 million square feet, all of which had an aggregate gross real estate value of approximately $911.3 million. The combined company after the CIM Income NAV Merger retained the name “CIM Real Estate Finance Trust, Inc.” The CIM Income NAV Merger qualified as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”). The Company considered ASC 805, Business Combinations (“ASC 805”) and determined it was appropriate to account for this transaction as an asset acquisition. For more information on the CIM Income NAV Merger, see Note 4 — Real Estate Assets.
At the effective time of the CIM Income NAV Merger and subject to the terms and conditions of the CIM Income NAV Merger Agreement, each issued and outstanding share of CIM Income NAV’s Class D common stock, $0.01 par value per share (the “Class D Common Stock”), was converted into the right to receive 2.574 shares of the Company’s common stock, each issued and outstanding share of CIM Income NAV’s Class T common stock, $0.01 par value per share (the “Class T Common Stock”), was converted into the right to receive 2.510 shares of the Company’s common stock, each issued and outstanding share of CIM Income NAV’s Class S common stock, $0.01 par value per share (the “Class S Common Stock”), was converted into the right to receive 2.508 shares of the Company’s common stock, and each issued and outstanding share of CIM Income NAV’s Class I common stock, $0.01 par value per share (the “Class I Common Stock” and, together with the Class D Common Stock, Class T Common Stock and Class S Common Stock, the “CIM Income NAV Common Stock”), was converted into the right to receive 2.622 shares of the Company’s common stock, in each case, subject to the treatment of fractional shares in accordance with the CIM Income NAV Merger Agreement (the “CIM Income NAV Merger Consideration”). At the effective time of the CIM Income NAV Merger and subject to the terms and conditions of the CIM Income NAV Merger Agreement, each issued and outstanding share of CIM Income NAV common stock granted under CIM Income NAV’s 2018 Equity Incentive Plan, whether vested or unvested, was cancelled in exchange for an amount equal to the CIM Income NAV Merger Consideration for the applicable share class.
Concurrently with the entry into the CIM Income NAV Merger Agreement, CIM Income NAV and its advisor entered into a Termination Agreement (the “Termination Agreement”), pursuant to which the Advisory Agreement, dated November 27, 2018 (the “CIM Income NAV Advisory Agreement”), by and between CIM Income NAV and its advisor was terminated at the effective time of the CIM Income NAV Merger. Pursuant to the Termination Agreement, CIM Income NAV’s advisor agreed to waive any subordinated performance fee or disposition fee it otherwise would have been entitled to pursuant to the CIM Income NAV Advisory Agreement related to the CIM Income NAV Merger.
Purchase and Sale Agreement
On December 20, 2021, certain subsidiaries of the Company entered into an Agreement of Purchase and Sale, as amended (the “Purchase and Sale Agreement”), with American Finance Trust, Inc. (now known as The Necessity Retail REIT, Inc.) (NASDAQ: AFIN) (“AFIN”), American Finance Operating Partnership, L.P. (now known as The Necessity Retail REIT Operating Partnership, L.P.) (“AFIN OP”), and certain of their subsidiaries (collectively, the “Purchaser”) to sell to the Purchaser 79 shopping centers and two single-tenant properties encompassing approximately 9.5 million gross rentable square feet of commercial space across 27 states for total consideration of $1.32 billion (the “Purchase Price”). The Purchase Price

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

includes the Purchaser’s option to seek the assumption of certain existing debt, and Purchaser’s issuance of up to $53.4 million in value of AFIN’s Class A common stock, par value $0.01 per share (“AFIN Common Stock”), or Class A units in AFIN OP (“AFIN OP Units”), subject to certain limits described more fully in the Purchase and Sale Agreement.
Subsequent to December 31, 2021, the sale of 56 of the properties under contract for sale pursuant to the Purchase and Sale Agreement closed for total consideration of $811.8 million, which consists of $758.4 million in cash proceeds and $53.4 million of AFIN Common Stock, which shares are restricted and subject to certain registration rights as described in the Purchase and Sale Agreement. The remaining 25 properties are expected to close in the second quarter of 2022.
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
As of December 31, 2021, the Company determined that it had a controlling interest in the Consolidated Joint Venture and therefore met the requirements for consolidation.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Adjustments
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. In addition, the classification of debt prepayment costs has been corrected in the consolidated statements of cash flows from operating activities, as previously reported, to financing activities. This adjustment is not considered material to the prior period financial statements. Other than as shown below, these adjustments had no effect on previously reported totals or subtotals. The adjustments have been made to the consolidated financial statements of operations and the consolidated statements of cash flows for the years ended December 31, 2020 and 2019 as follows (in thousands):

	Year Ended December 31, 2020			Year Ended December 31, 2019
	As previously reported	Adjustments	As Revised	As previously reported	Adjustments	As Revised
Consolidated Statements of Operations
General and administrative	$15,385	$(3,343)	$12,042	$13,729	$(3,562)	$10,167
Management fees	$44,743	$(4,718)	$40,025	$42,339	$(5,094)	$37,245
Transaction-related	$905	$(550)	$355	$2,278	$(748)	$1,530
Interest expense and other, net	$(64,116)	$—	$(64,116)	$(98,965)	$32	$(98,933)
Merger-related expenses, net	$(2,193)	$309	$(1,884)	$—	$—	$—
Expense reimbursements to related parties	$—	$8,920	$8,920	$—	$9,436	$9,436
Consolidated Statements of Cash Flows
Accrued expenses and accounts payable	$4,212	$4,208	$8,420	$(1,742)	$4,956	$3,214
Net cash provided by operating activities	$106,361	$4,208	$110,569	$188,575	$4,956	$193,531
Repayments of notes payable, repurchase facilities and credit facilities	$(417,902)	$(4,208)	$(422,110)	$(1,137,022)	$(4,956)	$(1,141,978)
Net cash provided by financing activities	$14,832	$(4,208)	$10,624	$(910,189)	$(4,956)	$(915,145)
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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, lease concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; and changes in anticipated holding periods. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. During the year ended December 31, 2021, as part of the Company’s

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

quarterly impairment review procedures, the Company recorded impairment charges of $6.0 million related to 12 properties, of which impairment at eight properties was due to sales prices that were less than their respective carrying values and impairment at four properties was due to vacancy. Additionally, the Company recorded impairment charges of $12.1 million related to condominium units due to an increase in budgeted costs for certain units under development. The Company’s impairment assessment as of December 31, 2021 was based on the most current information available to the Company, including expected holding periods. If the Company’s expected holding periods for assets change, subsequent tests for impairment could result in additional impairment charges in the future. The Company cannot provide any assurance that additional material impairment charges with respect to the Company’s real estate assets will not occur during 2022 or in future periods. During the year ended December 31, 2020, the Company recorded impairment charges of $16.7 million related to 11 properties due to revised cash flow estimates as a result of market conditions and one property due to a tenant bankruptcy. The assumptions and uncertainties utilized in the evaluation of the impairment of real estate assets are discussed in detail in Note 3 — Fair Value Measurements. See also Note 4 — Real Estate Assets for further discussion regarding real estate investment activity.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the assets related to the property and estimate its fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount is then recorded to reflect the estimated fair value of the property, net of selling costs. As of December 31, 2021, in connection with the Purchase and Sale Agreement, the Company identified 81 properties with a fair value of $1.3 billion as held for sale, which the Company intends to sell in phases during the first and second quarters of 2022. No impairment losses were recorded as a part of this transaction for the year ended December 31, 2021. As of December 31, 2020, the Company identified one property with a fair value of $3.5 million as held for sale, which was sold during the year ended December 31, 2021. No gain or loss was recognized on this disposition.
Disposition of Real Estate Assets
Gains and losses from dispositions are recognized once the various criteria relating to the terms of sale and any subsequent involvement by the Company with the asset sold are met. A discontinued operation includes only the disposal of a component of an entity and represents a strategic shift that has (or will have) a major effect on an entity’s financial results. The Company’s dispositions during the years ended December 31, 2021 and 2020 did not qualify for discontinued operations presentation and thus, the results of the properties and condominiums that were sold will remain in operating income, and any associated gains or losses from the disposition are included in gain on disposition of real estate and condominium developments, net. See Note 4 — Real Estate Assets for a discussion of the disposition of individual properties and condominiums during the year ended December 31, 2021.
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
Certain acquisition-related expenses related to asset acquisitions are capitalized and allocated to tangible and intangible assets and liabilities, as described above. Acquisition-related manager expense reimbursements are expensed as incurred and are included in expense reimbursements to related parties in the accompanying consolidated statements of operations. Other acquisition-related expenses continue to be expensed as incurred and are included in transaction-related expenses in the accompanying consolidated statements of operations.
Investments in Unconsolidated Entities
As a result of the CIM Income NAV Merger, the Company has an investment in CIM UII Onshore, L.P. (“CIM UII Onshore”) with a carrying value of $56.0 million as of December 31, 2021, which represents less than 5% ownership of CIM UII Onshore. The Company accounts for its investment under the equity method. The equity method of accounting requires the investment to be initially recorded at cost, including transaction costs incurred to finalize the investment, and subsequently adjusted for the Company’s share of equity in CIM UII Onshore’s earnings and distributions. The Company records its share of CIM UII Onshore’s profits or losses on a quarterly basis as an adjustment to the carrying value of the investment on the Company’s consolidated balance sheet and is recognized as a profit or loss on the consolidated statements of operations. The Company recorded its share of CIM UII Onshore’s gain totaling $606,000 during the year ended December 31, 2021 in the consolidated statements of operations. During the year ended December 31, 2021, the Company received distributions of $497,000 related to its investment in CIM UII Onshore, all of which was recognized as a return on investment.
During the year ended December 31, 2021, CMFT MT JV Holdings, LLC, an indirect wholly-owned subsidiary of the Company, entered into an unconsolidated joint venture arrangement (the “Unconsolidated Joint Venture”). Through the Unconsolidated Joint Venture, the Company, through its investment in CIM NP JV Holdings, LLC (“NP JV Holdings”), in which the Company has 50% ownership, has a 45% membership interest in NewPoint JV, LLC (the “NewPoint JV”) pursuant to the terms of the Operating Agreement entered into between NP JV Holdings and NewPoint Bridge Lending, LLC, a Delaware limited liability company (“NewPoint Bridge Lending”). The Company accounts for its investment under the equity method. The equity method of accounting requires the investment to be initially recorded at cost, including transaction costs incurred to finalize the investment, and is subsequently adjusted for the Company’s share of equity in NewPoint JV’s earnings and distributions. The Company records its share of NewPoint JV’s profits or losses on a quarterly basis as an adjustment to the carrying value of the investment on the Company’s consolidated balance sheet and is recognized as a profit or loss on the consolidated statements of operations. As of December 31, 2021, the Company’s aggregate investment in NewPoint JV of

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

$53.5 million is included in investment in unconsolidated entities on the consolidated balance sheets. The Company did not receive any distributions related to its investment in the NewPoint JV during the year ended December 31, 2021.
Noncontrolling Interest in Consolidated Joint Venture
As a result of the CIM Income NAV Merger, the Company has a controlling interest in the Consolidated Joint Venture and, therefore, meets the requirements for consolidation. The Company recorded the noncontrolling interest of $1.1 million as of December 31, 2021 on the consolidated balance sheets.
Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash in bank accounts, as well as investments in highly-liquid money market funds. The Company deposits cash with several high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company (“FDIC”) up to an insurance limit of $250,000. At times, the Company’s cash and cash equivalents may exceed federally insured levels. Although the Company bears risk on amounts in excess of those insured by the FDIC, it has not experienced and does not anticipate any losses due to the high quality of the institutions where the deposits are held. Included in cash and cash equivalents was $36.5 million and $41.0 million of unsettled liquid senior loan purchases as of December 31, 2021 and 2020, respectively.
The Company had $36.8 million and $7.0 million in restricted cash as of December 31, 2021 and December 31, 2020, respectively. Included in restricted cash was $7.8 million and $3.6 million held by lenders in lockbox accounts, as of December 31, 2021 and 2020, respectively. As part of certain debt agreements, rents from certain encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess is disbursed to the Company. Also included in restricted cash was $29.0 million and $3.4 million of construction reserves, amounts held by lenders in escrow accounts for real estate taxes and other lender reserves for certain properties, in accordance with the associated lender’s loan agreement as of December 31, 2021 and 2020, respectively.
Real Estate-Related Securities
Real estate-related securities consists primarily of the Company’s investment in commercial mortgage-backed securities (“CMBS”), preferred units, and marketable securities. The Company determines the appropriate classification for real estate-related securities at the time of purchase and reevaluates such designation as of each balance sheet date.
As of December 31, 2021, the Company classified its investments in CMBS and marketable securities as available-for-sale as the Company is not actively trading the securities; however, the Company may sell them prior to their maturity. These investments are carried at their estimated fair value with unrealized gains and losses reported in other comprehensive income (loss). During the year ended December 31, 2021, the Company invested $257.7 million in CMBS. During the same period, the Company sold CMBS with a carrying value of $257.8 million resulting in net proceeds of $256.4 million and a loss of $1.4 million. As of December 31, 2021, the Company had investments in two CMBS with an estimated aggregate fair value of $41.9 million. In addition, as a result of the CIM Income NAV Merger, the Company had investments in a marketable security with an estimated aggregate fair value of $110,000 as of December 31, 2021.
The Company monitors its available-for-sale securities for changes in fair value. Current expected credit losses are recorded when the Company acquires CMBS, and any subsequent impairment is recognized when the Company determines that a decline in the estimated fair value of a security below its amortized cost has resulted from a credit loss or other factors. The Company records impairments related to credit losses through current expected credit losses. However, the allowance is limited by the amount that the fair value is less than the amortized cost basis. The Company considers many factors in determining whether a credit loss exists, including, but not limited to, the extent to which the fair value is less than the amortized cost basis, recent events specific to the security, industry or geographic area, the payment structure of the security, the failure of the issuer of the security to make scheduled interest or principal payments, and external credit ratings and recent changes in such ratings. The analysis of determining whether a credit loss exists requires significant judgments and assumptions. The use of alternative judgments and assumptions could result in a different conclusion. During the year ended December 31, 2021 and 2020, the Company did not record current expected credit losses related to CMBS.
During the year ended December 31, 2021, the Company invested $63.5 million in preferred units related to a multi-family, office and retail building in Fort Lauderdale, Florida with a preferred dividend rate of 8.9% and a maturity date of June 1, 2022. Upon maturity, the preferred units will be redeemed in exchange for debt. As of December 31, 2021, the Company classified the investment as held-to-maturity as the Company has the intent and ability to hold the preferred units to maturity and included the investment in real estate-related securities on the consolidated balance sheets. Investments classified as held-to-maturity are

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

initially recognized at cost and are subsequently measured using amortized cost. The Company evaluates their held-to-maturity investments for any other-than-temporary impairment each reporting period.
The amortized cost of real estate-related securities is adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method and is recorded in the accompanying consolidated statements of operations in interest income. Upon the sale of a security, the realized net gain or loss is computed on the specific identification method.
Interest earned is either received in cash or capitalized to real estate-related securities in the Company’s consolidated balance sheets. Interest is capitalized when certain conditions are met as specified in each security agreement. During the year ended December 31, 2021, the Company capitalized $974,000 of interest income to real estate-related securities. No such amounts were capitalized during the year ended December 31, 2020.
Loans Held-for-Investment
The Company has acquired, and may continue to acquire, loans related to real estate assets. Additionally, the Company may acquire and originate credit investments, including commercial mortgage loans, mezzanine loans, preferred equity, and other loans and securities related to commercial real estate assets, as well as corporate loan opportunities that are consistent with the Company’s investment strategy and objectives. The Company intends to hold the loans held-for-investment for the foreseeable future or until maturity. Loans held-for-investment are carried on the Company’s consolidated balance sheets at amortized cost, net of any current expected credit losses. Discounts or premiums, origination fees and exit fees are amortized as a component of interest income using the effective interest method over the life of the respective loans, or on a straight-line basis when it approximates the effective interest method. Upon the sale of a loan, the realized net gain or loss is computed on the specific identification method.
Interest earned is either received in cash or capitalized to loans held-for-investment and related receivables, net in the Company’s consolidated balance sheets. Interest is capitalized when certain conditions are met as specified in each loan agreement. During the year ended December 31, 2020, the Company recorded $29.4 million in interest income, of which $539,000 was capitalized to loans held-for-investment and related receivables, net. No such amounts were capitalized during the year ended December 31, 2021.
Accrual of interest income is suspended on nonaccrual loans. Loans that are past due 90 days or more as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual status. Interest collected is recognized on a cash basis by crediting income when received. Loans may be restored to accrual status when all principal and interest are current and full repayment of the remaining contractual principal and interest are reasonably assured. As of December 31, 2021, the Company did not have nonaccrual loans.
Current Expected Credit Losses
The Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”), on January 1, 2020. Current expected credit losses required under ASU 2016-13 reflects the Company’s current estimate of potential credit losses related to the Company’s loans held-for-investment included in the consolidated balance sheets. Initial current expected credit losses recorded on January 1, 2020 are reflected as a direct charge to retained earnings on the Company’s consolidated statements of stockholders’ equity; however, subsequent changes to current expected credit losses are recognized through net income on the Company’s consolidated statements of operations. While ASU 2016-13 does not require any particular method for determining current expected credit losses, it does specify it should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, and reasonable and supportable forecasts for the duration of each respective loan. In addition, other than a few narrow exceptions, ASU 2016-13 requires that all financial instruments subject to the credit loss model have some amount of loss reserve to reflect the GAAP principal underlying the credit loss model that all loans, debt securities, and similar assets have some inherent risk of loss, regardless of credit quality, subordinate capital, or other mitigating factors.
The Company estimates the current expected credit loss for its senior loans and mezzanine loans primarily using the Weighted Average Remaining Maturity method, which has been identified as an acceptable method for estimating CECL reserves in the Financial Accounting Standards Board Staff Q&A Topic 326, No. 1. This method requires the Company to reference historic loan loss data across a comparable data set and apply such loss rate to each loan investment over their expected remaining term, taking into consideration expected economic conditions over the relevant timeframe. The Company considers loan investments that are both (i) expected to be substantially repaid through the operation or sale of the underlying collateral, and (ii) for which the borrower is experiencing financial difficulty, to be “collateral-dependent” loans. For such loans

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

that the Company determines that foreclosure of the collateral is probable, the Company measures the expected losses based on the difference between the fair value of the collateral less costs to sell and the amortized cost basis of the loan as of the measurement date. For collateral-dependent loans that the Company determines foreclosure is not probable, the Company applies a practical expedient to estimate expected losses using the difference between the collateral’s fair value (less costs to sell the asset if repayment is expected through the sale of the collateral) and the amortized cost basis of the loan. For the Company’s liquid senior loans, the Company uses a probability of default and loss given default method using a comparable data set. The Company may use other acceptable alternative approaches in the future depending on, among other factors, the type of loan, underlying collateral, and availability of relevant historical market loan loss data.
The Company adopted ASU 2016-13 using the modified retrospective method for all financial assets measured at amortized cost. Prior to adoption, the Company had no current expected credit losses on its consolidated balance sheets. The Company recorded a cumulative-effective adjustment to the opening retained earnings in its consolidated statement of stockholders’ equity as of January 1, 2020 of $2.0 million.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred Financing Costs
Deferred financing costs represent commitment fees, legal fees and other costs associated with obtaining commitments for financing. These costs are amortized to interest expense over the terms of the respective financing agreements using the straight-line method, which approximates the effective interest method. Unamortized deferred financing costs are written off when the associated debt is extinguished or repaid before maturity. The presentation of all deferred financing costs, other than those associated with the revolving loan portion of the credit facilities, are classified such that the debt issuance costs related to a recognized debt liability are presented on the consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability rather than as an asset. Debt issuance costs related to securing a revolving line of credit are presented as an asset and amortized ratably over the term of the line of credit arrangement. As such, the Company’s current and corresponding prior period total deferred costs, net in the accompanying consolidated balance sheets relate only to the revolving loan portion of the credit facilities and the historical presentation, amortization and treatment of unamortized costs are still applicable. As of December 31, 2021 and 2020, the Company had $7.2 million and $4.3 million, respectively, of deferred financing costs, net of accumulated amortization, related to the revolving loan portion of the credit facilities. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined the financing will not close.
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
The Company has an investment in a real estate property that is subject to a ground lease, for which a lease liability and right of use (“ROU”) asset of $2.3 million and $2.4 million was recorded as of December 31, 2021 and 2020, respectively. See Note 17 — Leases for a further discussion regarding this ground lease.
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
Development Activities
Project costs and expenses, including interest incurred, associated with the development, construction and lease-up of a real estate project are capitalized as construction in progress. During the year ended December 31, 2021, the Company capitalized $1.8 million of interest expense associated with the development of condominiums acquired via foreclosure, which is included in condominium developments in the accompanying consolidated balance sheets. There were no development projects during the year ended December 31, 2020.
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
The Company continually reviews whether collection of lease-related receivables, including any straight-line rent, and current and future operating expense reimbursements from tenants are probable. The determination of whether collectability is probable takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Upon the determination that the collectability of a receivable is not probable, the Company will record a reduction to rental and other property income for amounts previously recorded and a decrease in the outstanding receivable. Revenue from leases where collection is deemed to be not probable is recorded on a cash basis until collectability becomes probable. Management’s estimate of the collectability of lease-related receivables is based on the best information available at the time of estimate. The Company does not use a general reserve approach and lease-related receivables are adjusted and taken against rental and other property income only when collectability becomes not probable. As of December 31, 2021 and 2020, the Company identified certain tenants where collection was no longer considered probable and decreased outstanding receivables by $4.6 million and $6.7 million, respectively.
Revenue from lending activities
Interest income from the Company’s loans held-for-investment and real estate-related securities is comprised of interest earned on loans and the accretion and amortization of net loan origination fees and discounts. Interest income on loans is accrued as earned, with the accrual of interest suspended when the related loan becomes a nonaccrual loan. Interest income on the Company’s liquid senior loans is accrued as earned beginning on the settlement date.
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
Earnings (Loss) and Distributions Per Share
Earnings (loss) per share are calculated based on the weighted average number of common shares outstanding during each period presented. Diluted income (loss) per share considers the effect of any potentially dilutive share equivalents, of which the

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Company had none for each of the years ended December 31, 2021, 2020 or 2019. Distributions per share are calculated based on the authorized monthly distribution rate.
Reportable Segments
The Company’s segment information reflects how the chief operating decision makers review information for operational decision-making purposes. The Company has two reportable segments:
Credit — engages primarily in acquiring and originating loans, either directly or through co-investments in joint ventures, related to real estate assets. The Company may acquire first and second lien mortgage loans, mezzanine loans, bridge loans, wraparound mortgage loans, construction mortgage loans on real property and loans on leasehold interest mortgages. This segment also includes investments in real estate-related securities and liquid senior loans.
Real estate — engages primarily in acquiring and managing income-producing retail properties that are primarily single-tenant properties or anchored shopping centers, which are leased to creditworthy tenants under long-term net leases. The commercial properties are geographically diversified throughout the United States and have similar economic characteristics.
See Note 18 — Segment Reporting for a further discussion regarding these segments.
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
The Company has elected to apply this guidance to avoid performing a lease by lease analysis for the lease concessions that (1) were granted as relief due to COVID-19 related impacts and (2) result in the cash flows remaining substantially the same or less than the original contract and will account for these lease concessions as if no changes were made to the leases. During the year ended December 31, 2021, the majority of the lease concessions provided by the Company were in the form of rental abatements, to certain tenants in response to the impact of the COVID-19 pandemic on those tenants.
As of March 21, 2022, the Company has collected approximately 99.6% of rental payments billed to tenants during the three months ended December 31, 2021. Additionally, as of March 21, 2022, the Company had granted rent deferrals with an aggregate deferral amount of $7.0 million. No rent deferrals were granted during the three months ended December 31, 2021. As of March 21, 2022, the Company collected approximately 100% of deferred rental amounts due through December 31, 2021.
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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Real estate-related securities — The Company generally determines the fair value of its real estate-related securities by utilizing broker-dealer quotations, reported trades or valuation estimates from pricing models to determine the reported price. Pricing models for real estate-related securities are generally discounted cash flow models that usually consider the attributes applicable to a particular class of security (e.g., credit rating, seniority), current market data, and estimated cash flows for each class and incorporate deal collateral performance such as prepayment speeds and default rates, as available. Depending upon the significance of the fair value inputs used in determining these fair values, these securities are valued using Level 1, Level 2 or Level 3 inputs. As of December 31, 2021, the Company concluded that its CMBS and Preferred Units fell under Level 3.
The Company’s marketable security is carried at fair value and valued using Level 1 inputs. The estimated fair value of the Company’s marketable security is based on quoted market prices that are readily and regularly available in an active market.
Credit facilities and notes payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of December 31, 2021, the estimated fair value of the Company’s debt was $4.11 billion, compared to a carrying value of $4.17 billion. The estimated fair value of the Company’s debt as of December 31, 2020 was $2.14 billion, compared to a carrying value of $2.15 billion.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2021 and 2020, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Loans held-for-investment — The Company’s loans held-for-investment are recorded at cost upon origination and adjusted by net loan origination fees and discounts. The Company estimates the fair value of its loans held-for-investment by performing a present value analysis for the anticipated future cash flows using an appropriate market discount rate taking into consideration the credit risk. The Company has determined that its CRE loans held-for-investment are classified in Level 3 of the fair value hierarchy. The Company’s liquid senior loans are classified as Level 2 or Level 3 depending on the number of market quotations or indicative prices from pricing services that are available, and whether the depth of the market is sufficient to transact at those prices in amounts approximating the Company’s investment position at the measurement date. As of December 31, 2021, $560.4 million and $94.1 million of the Company’s liquid senior loans were classified in Level 2 and Level 3 of the fair value hierarchy, respectively. As of December 31, 2020, $359.6 million and $114.1 million of the Company’s liquid senior loans were classified in Level 2 and Level 3 of the fair value hierarchy, respectively. As of December 31, 2021, the estimated fair value of the Company’s loans held-for-investment and related receivables, net was $2.63 billion, compared to its carrying value of $2.61 billion. As of December 31, 2020, the estimated fair value of the Company’s loans held-for-investment was $907.8 million, compared to its carrying value of $892.3 million.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. The Company evaluates its hierarchy disclosures each quarter and depending on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter. The Company does not expect that changes in classifications between levels will be frequent.
Items Measured at Fair Value on a Recurring Basis
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2021 and 2020 (in thousands):

	Balance as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
CMBS	$41,871	$—	$—	$41,871
Preferred Units	63,490	—	—	63,490
Marketable security	110	110	—	—
Interest rate caps	179	—	179	—
Total financial assets	$105,650	$110	$179	$105,361
Financial liabilities:
Interest rate swaps	$(2,466)	$—	$(2,466)	$—
Total financial liabilities	$(2,466)	$—	$(2,466)	$—

	Balance as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
CMBS	$38,194	$—	$27,461	$10,733
Total financial assets	$38,194	$—	$27,461	$10,733
Financial liabilities:
Interest rate swaps	$(12,308)	$—	$(12,308)	$—
Total financial liabilities	$(12,308)	$—	$(12,308)	$—

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following are reconciliations of the changes in financial assets with Level 3 inputs in the fair value hierarchy for the years ended December 31, 2021 and 2020 (in thousands):

Level 3
Beginning Balance, January 1, 2020	$—
Total gains and losses:
Unrealized gain included in other comprehensive income, net	747
Purchases and payments received:
Purchases	26,883
Premiums (discounts), net	(16,875)
Principal payments received	(22)
Balance, December 31, 2020	$10,733
Total gains and losses:
Unrealized gain included in other comprehensive income (loss), net	2,197
Purchases and payments received:
Purchases	97,981
Discounts, net	(4,701)
Capitalized interest income	974
Principal payments received	(42)
Sales	(1,781)
Ending Balance, December 31, 2021	$105,361
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
As discussed in Note 4 — Real Estate Assets, during the year ended December 31, 2021, real estate assets related to 12 properties were deemed to be impaired and their carrying values were reduced to an estimated fair value of $48.9 million resulting in impairment charges of $6.0 million. Additionally, during the year ended December 31, 2021, certain condominium units were deemed to be impaired and their carrying values were reduced to their estimated fair value, resulting in impairment charges of $12.1 million. During the year ended December 31, 2020, real estate assets related to 12 properties were deemed to be impaired and their carrying values were reduced to an estimated fair value of $86.4 million, resulting in impairment charges of $16.7 million. During the year ended December 31, 2019, real estate assets related to 34 properties were deemed to be impaired and their carrying values were reduced to an estimated fair value of $384.4 million, resulting in impairment charges of $72.9 million. The Company estimates fair values using Level 3 inputs and a combined income and market approach, specifically using discounted cash flow analysis and recent comparable sales transactions. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgment and to make certain key assumptions, including, but not limited to, the following: (1) terminal capitalization rates; (2) discount rates; (3) the number of years the property will be held; (4) property operating expenses; and (5) re-leasing assumptions, including the number of months to re-lease, market rental income and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and the future performance and sustainability of the Company’s tenants. The Company determined that the selling prices used to determine the fair values were Level 2 inputs.
The following summarizes the ranges of discount rates and terminal capitalization rates used for the Company’s impairment test for the real estate assets during the years ended December 31, 2021 and 2020:

Year Ended December 31, 2021		Year Ended December 31, 2020
Discount Rate	Terminal Capitalization Rate	Discount Rate	Terminal Capitalization Rate
8.0% - 10.5%	7.5% - 9.2%	7.9% - 9.7%	7.4% - 9.2%

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the impairment charges by asset class recorded during the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Asset class impaired:
Land	$1,089	$3,738	$12,648
Buildings, fixtures and improvements	4,755	12,310	56,572
Intangible lease assets	311	737	4,056
Intangible lease liabilities	(162)	(48)	(337)
Condominium developments	12,085	—	—
Total impairment loss	$18,078	$16,737	$72,939
NOTE 4 — REAL ESTATE ASSETS
2021 Property Acquisitions
During the year ended December 31, 2021, the Company acquired 115 commercial properties in connection with the CIM Income NAV Merger for an aggregate purchase price of $911.3 million (the “2021 Property Acquisitions”), which includes $5.0 million of external acquisition-related expenses that were capitalized. The Company funded the 2021 Property Acquisitions acquired in connection with the CIM Income NAV Merger with the CIM Income NAV Merger Consideration. Five of the 2021 Property Acquisitions with a fair value of $66.5 million were classified as held for sale in connection with the Purchase and Sale Agreement as of December 31, 2021.
The following table summarizes the purchase price allocation for the 2021 Property Acquisitions (in thousands):

2021 Property Acquisitions
Land	$160,364
Buildings, fixtures and improvements	591,908
Acquired in-place leases and other intangibles (1)	94,118
Acquired above-market leases (2)	6,831
Intangible lease liabilities (3)	(8,425)
Assets held for sale	66,466
Total purchase price	$911,262
______________________
(1)    The amortization period for acquired in-place leases and other intangibles is 10.2 years.
(2)    The amortization period for acquired above-market leases is 13.5 years.
(3)    The amortization period for acquired intangible lease liabilities is 14.8 years.
Assets Acquired Via Foreclosure
During the year ended December 31, 2021, the Company completed foreclosure proceedings to take control of the assets which previously secured its eight mezzanine loans, including 75 condominium units and 21 rental units across four buildings, including certain units that are under development. No land was acquired in connection with the foreclosure.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the purchase price allocation for the real estate acquired via foreclosure (in thousands):

As of December 31, 2021
Buildings, fixtures and improvements	$192,182
Acquired in-place leases and other intangibles	134
Intangible lease liabilities	(326)
Total purchase price	$191,990
In connection with the foreclosure, the Company assumed $102.6 million of mortgage notes payable related to the assets, as further discussed in Note 10 — Credit Facilities, Notes Payable and Repurchase Facilities.
2021 Condominium Development Project
During the year ended December 31, 2021, the Company capitalized $9.8 million of expenses as construction in progress associated with the development of condominiums acquired via foreclosure, which is included in condominium developments in the accompanying consolidated balance sheets.
2021 Condominium Dispositions
During the year ended December 31, 2021, the Company disposed of condominium units for an aggregate sales price of $42.3 million, resulting in proceeds of $37.8 million after closing costs and a gain of $5.9 million. The Company has no continuing involvement with these condominium units. The gain on sale of condominium units is included in gain on disposition of real estate and condominium developments, net in the consolidated statements of operations.
2021 Property Dispositions and Real Estate Assets Held for Sale
During the year ended December 31, 2021, the Company disposed of 117 properties, consisting of 113 retail properties, three anchored shopping centers and one industrial property, and an outparcel of land for an aggregate gross sales price of $490.3 million, resulting in net proceeds of $475.8 million after closing costs and a gain of $77.2 million. The Company has no continuing involvement with these properties. The gain on sale of real estate is included in gain on disposition of real estate and condominium developments, net in the consolidated statements of operations.
On December 20, 2021, certain subsidiaries of the Company entered into the Purchase and Sale Agreement to sell 79 shopping centers and two single-tenant properties. As of December 31, 2021, these 81 properties were classified as held for sale with a carrying value of $1.3 billion included in assets held for sale in the accompanying consolidated balance sheets. The Company disposed of certain of these properties in phases subsequent to December 31, 2021, as further discussed in Note 19 — Subsequent Events.
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
During the year ended December 31, 2021, 12 properties totaling approximately 275,000 square feet with a carrying value of $54.9 million were deemed to be impaired and their carrying values were reduced to an estimated fair value of $48.9 million, resulting in impairment charges of $6.0 million, which were recorded in the consolidated statements of operations. Additionally, during the year ended December 31, 2021, certain condominium units were deemed to be impaired and their carrying values were reduced to their estimated fair value, resulting in impairment charges of $12.1 million, which were recorded in the consolidated statements of operations. See Note 3 — Fair Value Measurements for a further discussion regarding these impairment charges.
2020 Property Acquisitions
During the year ended December 31, 2020, the Company acquired 150 commercial properties, including 146 properties acquired in connection with the CCIT III and CCPT V Mergers, for an aggregate purchase price of $798.5 million (the “2020 Property Acquisitions”), which includes $7.9 million of external acquisition-related expenses that were capitalized. The Company funded the 2020 Property Acquisitions acquired in connection with the CCIT III and CCPT V Mergers with the

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

consideration paid in the CCIT III and CCPT V Mergers, which consisted of the right to receive 1.098 and 2.892 shares of the Company’s common stock, respectively, for each issued and outstanding share of common stock of CCIT III and CCPT V, and funded the remaining acquisitions with proceeds from real estate dispositions and available borrowings.
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
2020 Property Dispositions and Real Estate Asset Held for Sale
During the year ended December 31, 2020, the Company disposed of 30 properties, consisting of 20 retail properties and 10 anchored shopping centers for an aggregate gross sales price of $270.4 million, resulting in net proceeds of $263.8 million after closing costs and disposition fees due to CMFT Management or its affiliates, and a recorded gain of $27.5 million. The Company has no continuing involvement with these properties. The gain on sale of real estate is included in gain on disposition of real estate and condominium developments, net in the consolidated statements of operations.
As of December 31, 2020, there was one property classified as held for sale with a carrying value of $3.5 million included in assets held for sale in the accompanying consolidated balance sheets. Subsequent to December 31, 2020, the Company disposed of the property.
2020 Impairment
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2019 Property Dispositions
During the year ended December 31, 2019, the Company disposed of a total of 497 properties, consisting of 482 retail properties, one industrial property and 14 anchored shopping centers, excluding a related outparcel of land, for an aggregate gross sales price of $1.65 billion, resulting in net proceeds of $1.40 billion after closing costs and disposition fees due to CMFT Management or its affiliates, and a recorded gain of $180.7 million. The Company has no continuing involvement with these properties. The gain on sale of real estate is included in gain on disposition of real estate and condominium developments, net in the consolidated statements of operations.
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
Consolidated Joint Venture
As of December 31, 2021, the Company has an interest in a Consolidated Joint Venture that owns and manages two properties, with total assets of $6.8 million, which included $7.2 million of land, building and improvements and $641,000 of intangible assets, net of accumulated depreciation and amortization of $1.2 million, and total liabilities of $47,000. The Consolidated Joint Venture did not have any debt outstanding as of December 31, 2021. The Company has the ability to control operating and financial policies of the Consolidated Joint Venture. There are restrictions on the use of these assets as the Company would generally be required to obtain the approval of the partner (the “Consolidated Joint Venture Partner”) in accordance with the joint venture agreement for any major transactions. The Company and the Consolidated Joint Venture Partner are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.
NOTE 5 — INTANGIBLE LEASE ASSETS AND LIABILITIES
Intangible lease assets and liabilities consisted of the following as of December 31, 2021 and 2020 (in thousands, except weighted average life remaining):

	As of December 31,
	2021	2020
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $73,923 and $132,967, respectively (with a weighted average life remaining of 11.4 years and 9.7 years, respectively)	$224,931	$217,431
Acquired above-market leases, net of accumulated amortization of $3,204 and $22,054, respectively (with a weighted average life remaining of 13.3 years and 7.6 years, respectively)	12,774	17,112
Total intangible lease assets, net	$237,705	$234,543
Intangible lease liabilities:
Acquired below-market leases, net of accumulated amortization of $9,043 and $31,933, respectively (with a weighted average life remaining of 11.5 years and 7.5 years, respectively)	$24,896	$32,718
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the amortization related to the intangible lease assets and liabilities for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
In-place lease and other intangible amortization	$28,994	$23,262	$32,058
Above-market lease amortization	$2,379	$3,095	$4,315
Below-market lease amortization	$5,393	$5,309	$6,253
As of December 31, 2021, the estimated amortization relating to the intangible lease assets and liabilities is as follows (in thousands):

	Amortization
Year Ending December 31,	In-Place Leases and Other Intangibles	Above-Market Leases	Below-Market Leases
2022	$27,097	$1,262	$2,818
2023	25,862	1,256	2,758
2024	24,382	1,113	2,632
2025	21,383	1,008	2,560
2026	20,711	1,336	2,662
Thereafter	105,496	6,799	11,466
Total	$224,931	$12,774	$24,896
NOTE 6 — INVESTMENTS IN UNCONSOLIDATED ENTITIES
As a result of the CIM Income NAV Merger, the Company acquired a limited partnership interest in CIM UII Onshore. CIM UII Onshore’s sole purpose is to invest all of its assets in CIM Urban Income Investments, L.P. (“CIM Urban Income”), which is a private institutional fund that acquires, owns and operates substantially stabilized, diversified real estate and real estate-related assets in urban markets primarily located throughout North America. This investment was made to gain exposure to the urban real assets invested in by CIM Urban Income. The Company accounts for its investment using the equity method.
During the year ended December 31, 2021, the Company recognized an equity method net gain of $606,000 related to its investment in CIM UII Onshore. The Company recognized distributions of $497,000 related to its investment in CIM UII Onshore during the year ended December 31, 2021, all of which was recognized as a return on investment. As of December 31, 2021, the carrying value of the Company’s investment was $56.0 million, which represents less than 5% ownership of CIM UII Onshore, and approximates fair value and is included in investments in unconsolidated entities on the consolidated balance sheets.
Additionally, during the year ended December 31, 2021, the Company entered into the Unconsolidated Joint Venture. The primary purpose of the Unconsolidated Joint Venture is to source, underwrite, close and service on an ongoing basis multifamily bridge loans, participation interests, and other debt instruments such as loans. Through the Unconsolidated Joint Venture, the Company has a 45% interest in the NewPoint JV and accounts for its investment under the equity method. As of December 31, 2021, the carrying value of the Company’s investment in the NewPoint JV was $53.5 million, which approximates fair value and is included in investment in unconsolidated entities on the consolidated balance sheets. The Company did not receive any distributions related to its investment in the NewPoint JV during the year ended December 31, 2021.
NOTE 7 — REAL ESTATE-RELATED SECURITIES
As of December 31, 2021, the Company had real estate-related securities with an aggregate estimated fair value of $105.5 million, which included two CMBS, a marketable security and an investment in preferred units. The two CMBS mature on November 2033 and June 2058 and have interest rates earning a zero coupon rate and 6.9%, respectively. The preferred units mature on June 1, 2022 and have an interest rate of 8.9%. The following is a summary of the Company’s real estate-related securities as of December 31, 2021 and 2020 (in thousands):

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Real Estate-Related Securities
	Amortized Cost Basis	Unrealized Gain	Fair Value
CMBS and marketable security	$39,184	$2,797	$41,981
Preferred units	63,490	—	63,490
Total real estate-related securities	$102,674	$2,797	$105,471
The following table provides the activity for the real estate-related securities during the year ended December 31, 2021 and 2020 (in thousands):

	Amortized Cost Basis	Unrealized Gain	Fair Value
Real estate-related securities as of January 1, 2020	$—	$—	$—
Face value of real estate-related securities acquired	91,440	—	91,440
Premiums and discounts on purchase of real estate-related securities, net of acquisition costs	(14,796)	—	(14,796)
Amortization of discount on real estate-related securities	57	—	57
Sale of real estate-related securities	(37,083)	(510)	(37,593)
Principal payments received on real estate-related securities	(2,571)	—	(2,571)
Unrealized gain on real estate-related securities	—	1,657	1,657
Real estate-related securities as of January 1, 2021	$37,047	$1,147	$38,194
Face value of real estate-related securities acquired	264,246	—	264,246
Investment in preferred units	63,490		63,490
Premiums and discounts on purchase of real estate-related securities, net of acquisition costs	(5,982)	—	(5,982)
Amortization of discount on real estate-related securities	1,197	—	1,197
Capitalized interest income on real estate-related securities	974	—	974
Principal payments received on real estate-related securities	(38)	—	(38)
Sale of real estate-related securities	(258,260)	1,419	(256,841)
Unrealized gain on real estate-related securities	—	231	231
Real estate-related securities as of December 31, 2021	$102,674	$2,797	$105,471
During the year ended December 31, 2021, the Company invested $321.8 million in CMBS, marketable securities, and preferred units. During the same period, the Company sold CMBS and marketable securities with an aggregate carrying value of $258.3 million resulting in net proceeds of $256.8 million and a loss of $1.4 million. Unrealized gains and losses on CMBS and marketable securities are recorded in other comprehensive income (loss), with a portion of the amount subsequently reclassified into interest expense and other, net in the accompanying consolidated statements of operations as securities are sold and gains and losses are recognized. During the years ended December 31, 2021 and 2020, the Company recorded $231,000 and $1.7 million, respectively, of unrealized gains on its real estate-related securities included in other comprehensive income (loss) in the accompanying consolidated statements of comprehensive income (loss).
The scheduled maturities of the Company’s real estate-related securities as of December 31, 2021 are as follows (in thousands):

	Real estate-related securities
	Amortized Cost	Estimated Fair Value
Due within one year	$63,600	$63,600
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	39,074	41,871
Total	$102,674	$105,471
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In estimating credit losses related to real estate-related securities, management considers a variety of factors, including (1) whether the Company has the intent to sell the impaired security before the recovery of its amortized cost basis, (2) whether the Company expects to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value, and (3) whether the Company expects to recover the entire amortized cost basis of the security. As of December 31, 2021, the Company had no credit losses related to real estate-related securities.
NOTE 8 — LOANS HELD-FOR-INVESTMENT
The Company’s loans held-for-investment consisted of the following as of December 31, 2021 and 2020 (dollar amounts in thousands):

	As of December 31,
	2021	2020
Mezzanine loans	$—	$147,475
First mortgage loans (1)	1,968,585	341,546
Total CRE loans held-for-investment and related receivables, net	1,968,585	489,021
Liquid senior loans	655,516	473,603
Loans held-for-investment and related receivables, net	$2,624,101	$962,624

Less: Current expected credit losses	$(15,201)	$(70,358)
Total loans held-for-investment and related receivable, net	$2,608,900	$892,266
____________________________________
(1) As of December 31, 2021, first mortgage loans included $20.1 million of contiguous mezzanine loan components that, as a whole, have expected credit quality similar to that of a first mortgage loan.
During the year ended December 31, 2021, the Company invested $406.7 million in liquid senior loans. During the same period, the Company received $157.0 million of principal payments on liquid senior loans and sold $70.6 million of liquid senior loans, resulting in proceeds of $70.0 million after closing costs and a gain of $41,000. The gain was recorded as a decrease to interest expense and other, net in the consolidated statements of operations. As of December 31, 2021, the Company had $36.5 million of unsettled liquid senior loan purchases included in cash and cash equivalents in the accompanying consolidated balance sheets.
As of December 31, 2021, the Company had $209.4 million of unfunded commitments related to CRE loans held-for-investment, the funding of which is subject to the satisfaction of borrower milestones. These commitments are not reflected in the accompanying consolidated balance sheets.
The following table details overall statistics for the Company’s loans held-for-investment as of December 31, 2021 and 2020 (dollar amounts in thousands):

	CRE Loans (1) (2)		Liquid Senior Loans
	As of December 31,		As of December 31,
	2021	2020	2021	2020
Number of loans	22	12	295	194
Principal balance	$1,985,722	$481,438	$659,007	$477,777
Net book value	$1,958,655	$428,393	$650,245	$463,873
Weighted-average interest rate	3.3%	7.5%	3.7%	3.8%
Weighted-average maximum years to maturity	4.3	2.2	5.1	4.9
____________________________________
(1)    As of December 31, 2021, 100% of the Company’s CRE loans by principal balance earned a floating rate of interest, primarily indexed to U.S. dollar LIBOR and SOFR.
(2)    Maximum maturity date assumes all extension options are exercised by the borrowers; however, the Company’s CRE loans may be repaid prior to such date.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Activity relating to the Company’s loans held-for-investment portfolio was as follows for the years ended December 31, 2021 and 2020 (dollar amounts in thousands):

	Principal Balance	Deferred Fees / Other Items (1)	Loan Fees Receivable	Net Book Value
Balance, January 1, 2020	$300,135	$(6,047)	$7,542	$301,630
Loan originations and acquisitions	820,015	(5)	5	820,015
Cure payments receivable	—	7,351	—	7,351
Sale of loans	(42,031)	1,392	—	(40,639)
Principal repayments received	(119,443)	—	—	(119,443)
Capitalized interest	539	—	—	539
Deferred fees and other items	—	(8,969)	(380)	(9,349)
Accretion and amortization of fees and other items	—	2,520	—	2,520
Current expected credit losses	—	(70,358)	—	(70,358)
Balance, January 1, 2021	$959,215	$(74,116)	$7,167	$892,266
Loan originations and acquisitions	2,219,064	—	—	2,219,064
Cure payments receivable (2)	—	(7,351)	—	(7,351)
Sale of loans	(70,567)	649	—	(69,918)
Principal repayments received (3)	(326,195)	133	—	(326,062)
Capitalized interest (2)	(9,469)	—	—	(9,469)
Deferred fees and other items	—	(19,235)	—	(19,235)
Accretion and amortization of fees and other items	—	5,103	—	5,103
Foreclosure of assets (2)	(127,320)	3,832	(7,167)	(130,655)
Current expected credit losses (4)	—	55,157	—	55,157
Balance, December 31, 2021	$2,644,728	$(35,828)	$—	$2,608,900
____________________________________
(1)Other items primarily consist of current expected credit losses (as discussed below), purchase discounts or premiums, accretion of exit fees and deferred origination expenses.
(2)During the year ended December 31, 2021, the Company completed foreclosure of the assets which previously secured its eight mezzanine loans.
(3)Includes the repayment of a $69.2 million first mortgage loan prior to the maturity date.
(4)Includes the reversal of current expected credit losses related to the mezzanine loans upon foreclosure of the assets which previously secured the loans, as further discussed below in “Current Expected Credit Losses,” partially offset by the increase in current expected credit losses related to the Company’s loans held-for-investment during the year ended December 31, 2021.
Current Expected Credit Losses
Current expected credit losses reflect the Company’s current estimate of potential credit losses related to the loans held-for-investment included in the Company’s consolidated balance sheets. Refer to Note 2 — Summary of Significant Accounting Policies for further discussion of the Company’s current expected credit losses.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the activity in the Company’s current expected credit losses by loan type for the year ended December 31, 2021 (dollar amounts in thousands):

	Mezzanine Loans	First Mortgage Loans	Liquid Senior Loans	Total
Current expected credit losses as of January 1, 2021	$58,038	$2,590	$9,730	$70,358
Foreclosure of assets (1)	(58,038)	—	—	(58,038)
Provision for (reversal of) credit losses	—	1,295	(727)	568
Current expected credit losses as of March 31, 2021	—	3,885	9,003	12,888
Provision for (reversal of) credit losses	—	2,581	(2,458)	123
Current expected credit losses as of June 30, 2021	—	6,466	6,545	13,011
Reversal of provision for credit losses	—	(1,179)	(613)	(1,792)
Current expected credit losses as of September 30, 2021	—	5,287	5,932	11,219
Provision for (reversal of) credit losses	—	4,643	(661)	3,982
Current expected credit losses as of December 31, 2021	$—	$9,930	$5,271	$15,201
____________________________________
(1)    During the year ended December 31, 2021, the Company completed foreclosure of the assets which previously secured its eight mezzanine loans.
Changes to current expected credit losses are recognized through net income (loss) on the Company’s consolidated statements of operations.
Troubled Debt Restructuring
An individual financial instrument is classified as a troubled debt restructuring when there is a reasonable expectation that the financial instrument’s contractual terms will be modified in a manner that grants concessions to the borrower who is experiencing financial difficulties. Concessions could include term extensions, payment deferrals, interest rate reductions, principal forgiveness, forbearance, or other actions designed to maximize the Company’s collection on the financial instrument. Current expected credit losses for financial instruments that are troubled debt restructurings are determined individually.
The Company also classifies a financial instrument as a troubled debt restructuring when receivables from third parties, real estate, or other assets are transferred from the debtor to the creditor in order to fully or partially satisfy a debt, such as in the event of a foreclosure or repossession. During the year ended December 31, 2019, the borrower on the Company’s eight  mezzanine loans became delinquent on certain required reserve payments. Throughout 2020, the borrower remained delinquent on the required reserve payments and became delinquent on principal and interest. As a result, the Company classified the loans as a troubled debt restructuring and commenced foreclosure proceedings during the year ended December 31, 2020. Upon completing foreclosure in January 2021, the Company took control of the assets which previously secured the loans, including 75 condominium units and 21 rental units across four buildings. As a result of the foreclosure, the Company recorded a $58.0 million decrease to its provision for credit losses related to its mezzanine loans during the three months ended March 31, 2021. During the year ended December 31, 2021, the Company recorded a $2.9 million net increase to the provision for credit losses related to its first mortgage loans and liquid senior loans to reflect the estimated fair value of such loans, bringing the total current expected credit losses to $15.2 million as of December 31, 2021.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s primary credit quality indicator is its risk ratings, which are further discussed above. The following table presents the net book value of the Company’s loans-held-for-investment portfolio as of December 31, 2021 by year of origination, loan type, and risk rating (dollar amounts in thousands):

		Amortized Cost of Loans Held-For-Investment by Year of Origination (1)
		As of December 31, 2021
	Number of Loans	2021	2020	2019	Total
First mortgage loans by internal risk rating:
1	—	$—	$—	$—	$—
2	—	—	—	—	—
3	22	1,777,068	143,932	47,585	1,968,585
4	—	—	—	—	—
5	—	—	—	—	—
Total first mortgage loans	22	1,777,068	143,932	47,585	1,968,585
Liquid senior loans by internal risk rating:
1	—	—	—	—	—
2	3	—	8,279	—	8,279
3	288	342,982	289,535	3,038	635,555
4	4	—	11,682	—	11,682
5	—	—	—	—	—
Total liquid senior loans	295	342,982	309,496	3,038	655,516
Less: Current expected credit losses					(15,201)
Total loans-held-for-investment and related receivables, net	317				$2,608,900
Weighted Average Risk Rating (2)					3.0
____________________________________
(1)Date loan was originated or acquired by the Company. Origination dates are subsequently updated to reflect material loan modifications.
(2)Weighted average risk rating calculated based on carrying value at period end.
NOTE 9 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. During the year ended December 31, 2021, three of the Company’s interest rate swap agreements matured, and in connection with the origination of the Mortgage Loan (as defined below in Note 10 — Credit Facilities, Notes Payable and Repurchase Facilities), the Company terminated two interest rate swap agreements. The Company also entered into five interest rate cap agreements, and in connection with the CIM Income NAV Merger, the Company assumed five interest rate swap agreements during the year ended December 31, 2021. As of December 31, 2021, the Company had five non-designated interest rate cap agreements and five interest rate swap agreements designated as hedging instruments.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the terms of the Company’s interest rate cap agreements and interest rate swap agreements designated as hedging instruments as of December 31, 2021 and 2020 (dollar amounts in thousands):

		Outstanding Notional				Fair Value of Liabilities as of
	Balance Sheet	Amount as of	Interest	Effective	Maturity	December 31,	December 31,
	Location	December 31, 2021	Rates (1)	Dates	Dates	2021	2020
Interest Rate Caps	Prepaid expenses and other assets	$752,553	2.86% to 5.45%	5/7/2021 to 7/15/2021	5/9/2022 to 7/15/2023	$179	$—
Interest Rate Swaps	Deferred rental income, derivative liabilities and other liabilities	$185,565	3.31% to 4.84%	12/16/2016 to 9/30/2019	1/1/2022 to 9/6/2022	$(2,466)	$(12,308)
____________________________________
(1)The interest rate consists of the underlying index swapped or capped to a fixed rate as of December 31, 2021.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the derivative instruments is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company has interest rate caps that are used to manage exposure to interest rate movements, but do not meet the requirements to be designated as hedging instruments. The change in fair value of the derivative instruments that are not designated as hedges is recorded directly to earnings in interest expense and other, net on the accompanying consolidated statements of operations. During the year ended December 31, 2021, the Company had interest rate swaps designated as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the derivative instruments designated as hedges is recorded in other comprehensive income (loss), with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the years ended December 31, 2021 and 2020, the amount of losses reclassified from other comprehensive income (loss) as an increase to interest expense was $3.3 million and $12.3 million, respectively. For the year ended December 31, 2019, the amount of gain reclassified from other comprehensive income (loss) as a decrease to interest expense was $3.5 million. The total unrealized gain on interest rate swaps of $152,000 as of December 31, 2021 is included in accumulated other comprehensive income (loss) in the accompanying consolidated statement of stockholders’ equity. The total unrealized loss on interest rate swaps of $3.2 million and $3.9 million as of December 31, 2020 and 2019, respectively, is included in accumulated other comprehensive income (loss) in the accompanying consolidated statement of stockholders’ equity. During the next 12 months, the Company estimates that $2.6 million will be reclassified from other comprehensive income (loss) as an increase to interest expense. The Company includes cash flows from interest rate swap agreements in net cash flows provided by operating activities on its consolidated statements of cash flows, as the Company’s accounting policy is to present cash flows from hedging instruments in the same category in its consolidated statements of cash flows as the category for cash flows from the hedged items.
The Company has agreements with each of its derivative counterparties that contain provisions whereby if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value, inclusive of interest payments and accrued interest of $2.6 million as of December 31, 2021. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its derivative instruments based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the derivative instruments as of December 31, 2021.
NOTE 10 — CREDIT FACILITIES, NOTES PAYABLE AND REPURCHASE FACILITIES
As of December 31, 2021, the Company had $4.1 billion of debt outstanding, including net deferred financing costs, with a weighted average years to maturity of 3.1 years and a weighted average interest rate of 2.6%. The weighted average years to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the debt balances as of December 31, 2021 and 2020, and the debt activity for the year ended December 31, 2021 (in thousands):

		During the Year Ended December 31, 2021
	Balance as of December 31, 2020	Debt Issuances & Assumptions (1)		Repayments & Modifications (2)	Accretion & (Amortization)	Balance as of December 31, 2021
Notes payable – fixed rate debt	$578,096	$85,377		$(191,506)	$—	$471,967
Notes payable – variable rate debt	—	102,553		(32,285)	—	70,268
First lien mortgage loan	—	650,000		—	—	650,000
ABS mortgage notes	—	774,000		(3,225)	—	770,775
Credit facilities	1,336,500	913,500	(5)	(1,340,000)	—	910,000
Repurchase facilities	235,380	1,174,650		(111,616)	—	1,298,414
Total debt	2,149,976	3,700,080		(1,678,632)	—	4,171,424
Net premiums (3)	149	—		—	(149)	—
Deferred costs – credit facility (4)	(3,543)	(153)		1,955	1,598	(143)
Deferred costs – fixed rate debt and first lien mortgage loan	(1,589)	(14,055)		133	3,833	(11,678)
Deferred costs – variable rate debt	—	(1,346)		—	1,075	(271)
Deferred costs – ABS mortgage notes	—	(17,050)		—	923	(16,127)
Total debt, net	$2,144,993	$3,667,476		$(1,676,544)	$7,280	$4,143,205
____________________________________
(1)Includes deferred financing costs incurred during the period.
(2)In connection with the repayment of certain mortgage notes, the Company recognized a loss on extinguishment of debt of $4.9 million during the year ended December 31, 2021.
(3)Net premiums on mortgage notes payable were recorded upon the assumption of the respective debt instruments. Amortization of these net premiums is recorded as a reduction to interest expense over the remaining term of the respective debt instruments using the effective-interest method.
(4)Deferred costs related to the term portion of the CMFT Credit Facility (as defined below).
(5)Includes credit facility borrowings of $352.5 million assumed upon completion of the CIM Income NAV Merger during the year ended December 31, 2021.
Notes Payable
As of December 31, 2021, the fixed rate debt outstanding of $472.0 million included $45.6 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rates per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 3.6% to 4.6% per annum. The fixed rate debt outstanding matures on various dates from January 2022 through February 2025. Should a loan not be repaid by its scheduled repayment date, the applicable interest rate may increase as specified in the respective loan agreement. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $822.1 million as of December 31, 2021. Each of the mortgage notes payable comprising the fixed rate debt is secured by the respective properties on which the debt was placed.
Upon completing foreclosure proceedings to take control of the assets which previously secured the Company’s mezzanine loans in January 2021, the Company assumed $102.6 million in variable rate debt related to the underlying properties. As of December 31, 2021, the variable rate debt outstanding of $70.3 million had a weighted average interest rate of 5.5%. The variable rate debt outstanding matures on May 9, 2022.
First Lien Mortgage Loan
On July 15, 2021, JPMorgan Chase Bank, N.A., as administrative agent (“JPMorgan Chase”), and DBR Investments Co. Limited originated a $650.0 million first lien mortgage loan (the “Mortgage Loan”) to 114 single purpose entities (the “Borrowers”), each of which is an affiliate of the Company and is managed on a day-to-day basis by affiliates of CIM. As of

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2021, the Mortgage Loan is secured by, among other things, cross-collateralized and cross-defaulted first priority mortgages, deeds of trust, security agreements or other similar security instruments on the Borrowers’ fee simple interests in 113 properties, comprised of 50 anchored shopping centers, 61 single-tenant retail properties, one office property and one industrial property. As of December 31, 2021, the aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the notes was $1.3 billion. Amounts outstanding on the Mortgage Loan totaled $650.0 million with a weighted average interest rate of 2.9% as of December 31, 2021. The Mortgage Loan is a floating-rate, interest-only, non-recourse loan with a two-year initial term ending on August 9, 2023, with three one-year extension options, subject to certain conditions.
ABS Mortgage Notes
On July 28, 2021, the Company issued $774.0 million aggregate principal amount of ABS Mortgage Notes, Series 2021-1 (the “Class A Notes”) in six classes, as shown below:

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
____________________________________
(1)Reflects credit rating from Standard & Poor’s Financial Services LLC (“Standard & Poor’s”).
The collateral pool for the Class A Notes is comprised of 170 of the Company’s double- and triple-net leased single tenant properties, together with the related leases and certain other rights and interests. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the Class A Notes was $1.0 billion. As of December 31, 2021, amounts outstanding on the Class A Notes totaled $770.8 million with a weighted average interest rate of 2.8%. The Company may prepay the Class A Notes in full on or after the payment date beginning in July 2026 for the Class A-1 (AAA) Notes, the Class A-3 (AA) Notes and the Class A-5 (A) Notes, and on or after the payment date in July 2028 for the Class A-2 (AAA) Notes, the Class A-4 (AA) Notes and the Class A-6 (A) Notes.
Credit Facilities
The Company had a second amended and restated unsecured credit agreement (the “CMFT Second Amended and Restated Credit Agreement”) with JPMorgan Chase, and the other lenders party thereto that provided for borrowings of up to $1.24 billion (the “CMFT Credit Facility”).
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
The CMFT Credit Facility and the CCPT V Credit Facility (collectively, the “CMFT and CCPT V Credit Facilities”) were set to mature on March 15, 2022. During the year ended December 31, 2021, and with the proceeds from the Mortgage Loan and the sale of the Class A Notes, the Company paid down the $1.11 billion outstanding balance under the CMFT and CCPT V Credit Facilities and terminated the CMFT and CCPT V Credit Facilities.
On December 16, 2021, as a result of the CIM Income NAV Merger, a subsidiary of the Company assumed CIM Income NAV’s obligations pursuant to the credit agreement by and among CIM Income NAV Operating Partnership, LP, the operating partnership of CIM Income NAV (“CIM Income NAV OP”), JPMorgan Chase, as administrative agent, and the lender parties thereto (the “CIM Income NAV Credit Agreement”), including as guarantor under a guaranty provided by CIM Income NAV, and as modified by a modification agreement dated as of September 6, 2017 and subsequently modified following the consummation of the CIM Income NAV Merger by a second modification agreement on December 16, 2021. The CIM Income NAV Credit Agreement allows for borrowings of up to $425.0 million (the “CIM Income NAV Credit Facility”). The CIM Income NAV Credit Facility includes $212.5 million in term loans (the “CIM Income NAV Term Loans”) and up to $212.5 million in revolving loans (the “CIM Income NAV Revolving Loans”). The CIM Income NAV Term Loans mature on

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

September 6, 2022. The CIM Income NAV Revolving Loans were initially set to mature on March 6, 2022, however, the Company extended the maturity date of the CIM Income NAV Revolving Loans to September 6, 2022.
Depending upon the type of loan specified and overall leverage ratio, the CIM Income NAV Credit Facility bears interest at (i) the one-month, three-month or six-month LIBOR multiplied by the statutory reserve rate plus an interest rate spread ranging from 1.60% to 2.10% for term loans and 1.70% to 2.20% for revolving loans; or (ii) a base rate ranging from 0.60% to 1.10% for term loans and 0.70% to 1.20% for revolving loans, plus the greater of: (a) JPMorgan Chase’s Prime Rate (as defined in the CIM Income NAV Credit Agreement); (b) the greater of (1) the Federal Funds Effective Rate (as defined in the CIM Income NAV Credit Agreement) and (2) the Overnight Bank Funding Rate (as defined in the CIM Income NAV Credit Agreement) plus 0.50%; or (c) the one-month LIBOR multiplied by the statutory reserve rate plus 1.0%.
As of December 31, 2021, $201.0 million was outstanding under the CIM Income NAV Revolving Loans. As of December 31, 2021, the CIM Income NAV Term Loans outstanding totaled $212.5 million, $140.0 million of which is subject to interest rate swap agreements (the “Swapped Term Loans”).` The interest rate swap agreements had the effect of fixing the Eurodollar Rate per annum of the Swapped Term Loans at an all-in rate of 4.4%. As of December 31, 2021, the Company had $413.5 million outstanding under the CIM Income NAV Credit Facility at a weighted average interest rate of 2.8% and $11.5 million in unused capacity, subject to borrowing availability. The Company had available borrowings of $11.5 million as of December 31, 2021.
The CIM Income NAV Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the CIM Income NAV Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to the total of (i) $367.1 million, plus (ii) 75% of the aggregate increases in stockholders’ equity of the Company, minus (iii) the aggregate amount of any redemptions or similar transactions (but not to exceed the amount in clause (ii) above) and a leverage ratio less than or equal to 60%. The CIM Income NAV Credit Agreement requires the Company to maintain a fixed charge coverage ratio greater than 1.50 to 1.00, an unsecured debt to unencumbered asset value ratio equal to or less than 60%, an unsecured debt service coverage ratio greater than 1.75 to 1.00, a secured debt ratio equal to or less than 40% and the amount of secured debt that is real estate recourse debt at no greater than 15% of total asset value. The Company believes it was in compliance with the financial covenants under the CIM Income NAV Credit Agreement, as well as the financial covenants under the Company’s various fixed and variable rate debt agreements, as of December 31, 2021.
On December 31, 2019 (the “Closing Date”), CMFT Corporate Credit Securities, LLC, an indirect wholly-owned, bankruptcy-remote subsidiary of the Company, entered into a revolving credit and security agreement (the “Credit and Security Agreement”) with the lenders from time to time parties thereto, Citibank, N.A. (“Citibank”), as administrative agent, CMFT Securities Investments, LLC, a wholly-owned subsidiary of the Company (“CMFT Securities”), as equityholder and as collateral manager, Citibank (acting through its Agency & Trust division), as both a collateral agent and as a collateral custodian, and Virtus Group, LP, as collateral administrator. During the year ended December 31, 2021, the Company amended the Credit and Security Agreement (the “Second Amended Credit and Security Agreement”) by increasing available borrowings under the Credit Securities Revolver to an aggregate principal amount up to $550.0 million (the “Credit Securities Revolver”). The Credit Securities Revolver may be increased from time to time pursuant to the Second Amended Credit and Security Agreement. As of December 31, 2021, the amounts borrowed and outstanding under the Credit Securities Revolver totaled $496.5 million at a weighted average interest rate of 1.9%.
Borrowings under the Second Amended Credit and Security Agreement will bear interest equal to the three-month LIBOR for the relevant interest period, plus an applicable rate. The applicable rate is 1.70% per annum during the reinvestment period and 2.00% per annum during the amortization period (and, in each case, an additional 2.00% per annum following an event of default under the Second Amended Credit and Security Agreement). The reinvestment period begins on the Closing Date and concludes on the earlier of (i) the date that is three years after the Closing Date, (ii) the final maturity date and (iii) the date on which the total assets under management of the Company and its wholly-owned subsidiaries is less than $1.25 billion (the “Reinvestment Period”). The final maturity date is the earliest to occur of: (i) the date that the Credit Securities Revolver is paid down and (ii) the second anniversary after the Reinvestment Period concludes. Borrowings under the Second Amended Credit and Security Agreement are secured by substantially all of the assets held by CMFT Corporate Credit Securities, LLC, which shall primarily consist of liquid senior secured loans subject to certain eligibility criteria under the Second Amended Credit and Security Agreement.
The Company believes it was in compliance with the financial covenants under the Company’s various fixed and variable rate debt agreements, as of December 31, 2021.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Repurchase Facilities
As of December 31, 2021, indirect wholly-owned subsidiaries of the Company (collectively, the “CMFT Lending Subs”), had Master Repurchase Agreements with Citibank, Barclays Bank PLC (“Barclays”), Wells Fargo Bank, N.A. (“Wells Fargo”), and Deutsche Bank AG (“Deutsche Bank”) (collectively, the “Repurchase Agreements”) to provide financing primarily through each bank’s purchase of the Company’s CRE mortgage loans and future funding advances (the “Repurchase Facilities”).
The following table is a summary of the Repurchase Facilities as of December 31, 2021 (dollar amounts in thousands):

Repurchase Facility	Date of Agreement	Maturity Date(1)	Maximum Facility Size(2)	Weighted Average Interest Rate		Carrying Value of Loans Financed under Repurchase Facility	Amount Financed
Citibank	6/4/2020	8/17/2024	$400,000	1.8%	(3)	$447,752	$322,416
Barclays	9/21/2020	9/21/2024	500,000	2.1%	(3)	439,982	349,800
Wells Fargo	5/20/2021	5/19/2024	580,000	1.5%	(3)	649,935	532,825
Deutsche Bank	10/8/2021	10/8/2022	300,000	2.0%	(4)	118,829	93,373
Total			$1,780,000			$1,656,498	$1,298,414
__________________________________
(1)The repurchase facilities with Citibank, Barclays and Wells Fargo were set to mature on various dates between June 2023 and May 2024, with up to two one-year extension options, while the repurchase facility with Deutsche Bank (“Deutsche Bank Repurchase Facility”) is set to mature on October 8, 2022, with four one-year extension options, all of which are subject to certain conditions set forth in the Repurchase Agreements. During the year ended December 31, 2021, the Company extended the maturity dates of the repurchase facility with Citibank (the “Citibank Repurchase Facility”) and the repurchase facility with Barclays (the “Barclays Repurchase Facility”).
(2)During the year ended December 31, 2021, the Company increased the Citibank Repurchase Facility to provide up to $400.0 million in financing and increased the repurchase facility with Wells Fargo (the “Wells Fargo Repurchase Facility”) to provide up to $580.0 million in financing. Subsequent to December 31, 2021, the Company increased the repurchase facility with Barclays to provide up to $1.25 billion of financing and further increased the Wells Fargo Repurchase Facility to provide up to $750.0 million in financing.
(3)Advances under the repurchase agreement accrue interest at per annum rates based on the one-month LIBOR, plus a spread ranging from 1.25% to 2.15% to be determined on a case-by-case basis between Citibank, Barclays or Wells Fargo and the CMFT Lending Subs.
(4)During the year ended December 31, 2021, the Company entered into an Amended and Restated Master Repurchase Agreement with Deutsche Bank, which modified the interest rate provisions of the existing repurchase agreement to provide that advances may be made based on one-month Term SOFR (as such term is defined in the repurchase agreement) plus a spread designated by Deutsche Bank and to provide for the conversion of the interest rate used for certain existing advances under the existing Deutsche Bank Repurchase Facility from the one-month LIBOR to one-month SOFR plus a spread ranging from 1.90% to 2.00%.
The Repurchase Agreements provide for simultaneous agreements by Citibank, Barclays, Wells Fargo and Deutsche Bank to re-sell such purchased CRE mortgage loans back to CMFT Lending Subs at a certain future date or upon demand. In connection with the Repurchase Agreements, the Company (as the guarantor) entered into guaranties with Citibank, Barclays, Wells Fargo, and Deutsche Bank (the “Guaranties”), under which the Company agreed to guarantee up to 25% of the CMFT Lending Subs’ obligations under the Repurchase Agreements.
The Repurchase Agreements and the Guaranties contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. In addition, the Guaranties contain financial covenants that require the Company to maintain: (i) minimum liquidity of not less than the lower of (a) $50.0 million and (b) the greater of (A) $10.0 million and (B) 5% of the Company’s recourse indebtedness, as defined in the Guaranties; (ii) minimum consolidated net worth greater than or equal to $1.0 billion plus (a) 75% of the equity issued by the Company following the respective closing dates of the Repurchase Agreements (the “Repurchase Closing Dates”) minus (b) the aggregate amount of any redemptions or similar transaction by the Company from the Repurchase Closing Dates; (iii) maximum leverage ratio of total indebtedness to total equity less than or equal to 80%; and (iv) minimum interest coverage ratio of EBITDA (as defined in the Guaranties) to interest expense equal to or greater than 1.40. The Company believes it was in compliance with the financial covenants under the Repurchase Agreements as of December 31, 2021.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Maturities
Liquidity and Financial Condition — The Company had $650.7 million of debt maturing within the next 12 months following the date these financial statements are issued. The Company plans to enter into new financing arrangements or refinance existing arrangements to meet its obligations as they become due, which management believes is probable based on the current loan-to-value ratios, the occupancy of the Company’s properties and assessment of the current lending environment. The Company plans to use cash on hand, proceeds from real estate asset dispositions, net cash provided by operations, borrowings available under the credit facilities and the entry into new financing arrangements, which management believes will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued.
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt subsequent to December 31, 2021 (in thousands):

Year Ending December 31,	Principal Repayments
2022	$681,054
2023	942,117
2024	1,772,783
2025	16,950
2026	—
Thereafter	758,520
Total	$4,171,424

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 11 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the years ended December 31, 2021, 2020 and 2019 are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$13,252	$10,969	$16,510
Accrued capital expenditures	$5,902	$160	$1,165
Real estate acquired via foreclosure	$191,990	$—	$—
Foreclosure of assets securing the mezzanine loans	$(79,968)	$—	$—
Mortgage notes payable assumed in connection with foreclosure of assets securing the mezzanine loans	$102,553	$—	$—
Mortgage note payable assumed by buyer in connection with disposition of real estate assets	$(31,801)	$—	$(205,765)
Change in interest income capitalized to loans held-for-investment	$(9,469)	$539	$8,546
Accrued deferred financing costs	$12	$—	$—
Common stock issued through distribution reinvestment plan	$25,784	$34,191	$82,388
Common stock issued in connection with mergers	$538,703	$384,319	$—
Change in fair value of derivative instruments	$5,907	$727	$(14,913)
Change in fair value of real estate-related securities	$1,650	$1,147	$—
Interest rate swaps assumed in mergers	$(2,719)	$(9,115)	$—
Debt assumed in mergers	$437,877	$379,737	$—
Real estate assets acquired in mergers	$906,254	$761,326	$—
Assets assumed in mergers	$69,058	$4,424	$—
Liabilities assumed in mergers	$5,184	$6,389	$—
Non-controlling interest assumed in mergers	$1,073	$—	$—
Supplemental Cash Flow Disclosures:
Interest paid	$72,533	$60,990	$97,418
Cash paid for taxes	$1,093	$1,243	$1,218
NOTE 12 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation and claims. The Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or of which the Company’s properties are the subject.
Unfunded Commitments
As of December 31, 2021, the Company had $209.4 million of unfunded commitments related to its existing CRE loans held-for-investment and $41.0 million of unfunded commitments related to NewPoint JV. These commitments are not reflected in the accompanying consolidated balance sheet.
Unsettled Liquid Senior Loans
As of December 31, 2021, the Company had $36.5 million of unsettled liquid senior loan acquisitions, $22.0 million of which settled subsequent to December 31, 2021. Additionally, the Company had $1.0 million of unsettled liquid senior loan sales, $1.0 million of which settled subsequent to December 31, 2021. Unsettled acquisitions are included in cash and cash equivalents in the accompanying consolidated balance sheet.

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
NOTE 13 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred fees and expenses payable to CMFT Management and certain of its affiliates in connection with the acquisition, management and disposition of its assets. On August 20, 2019, the Company and CMFT Management entered into an Amended and Restated Management Agreement (the “Management Agreement”), which amended and restated that certain Advisory Agreement between the parties dated January 24, 2012, as amended (the “Prior Advisory Agreement”). Following the effective date of the Management Agreement, CMFT Management is no longer entitled to receive the advisory fee, acquisition fees, subordinated performance fee, or disposition fees pursuant to the Prior Advisory Agreement, as described below; provided, however, that for the Company’s properties under contract to be sold or specifically identified in a broker agreement as being marketed for sale as of the effective date of the Management Agreement, CMFT Management was entitled to receive a disposition fee in accordance with the terms of the Prior Advisory Agreement. In addition, CMFT Management generally was entitled to reimbursement for costs and expenses to the extent incurred on behalf of the Company in accordance with the Management Agreement; provided, however, that the limits on reimbursement for organization and offering expenses, acquisition expenses and operating expenses as defined and provided in the Prior Advisory Agreement were no longer applicable.
Management and investment advisory fees
The Company pays CMFT Management a management fee, payable quarterly in arrears, equal to the greater of (a) $250,000 per annum ($62,500 per quarter) and (b) 1.50% per annum (0.375% per quarter) of the Company’s Equity (as defined in the Management Agreement).
CMFT Securities has an investment advisory and management agreement dated December 6, 2019 (the “Investment Advisory and Management Agreement”) with the Investment Advisor. CMFT Securities was formed for the purpose of holding any securities investments and certain other investments made by the Company. The Investment Advisor, a wholly-owned subsidiary of CIM, is registered as an investment advisor under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Pursuant to the Investment Advisory and Management Agreement, the Investment Advisor manages the day-to-day business affairs of CMFT Securities and its investments in corporate credit and real estate-related securities (collectively, the “Managed Assets”), subject to the supervision of the Board. In connection with the services provided by the Investment Advisor, CMFT Securities pays the Investment Advisor an investment advisory fee (the “Investment Advisory Fee”), payable quarterly in arrears, equal to 1.50% per annum (0.375% per quarter) of CMFT Securities’ Equity (as defined in the Investment Advisory and Management Agreement). Because the Managed Assets are excluded from the calculation of management fees payable by the Company to CMFT Management pursuant to the Management Agreement, the total management and advisory fees payable by the Company to its external advisors are not increased as a result of the Investment Advisory and Management Agreement.
In addition, the Investment Advisor has a sub-advisory agreement dated December 6, 2019 (the “Sub-Advisory Agreement”) with OFS Capital Management, LLC (the “Sub-Advisor”) to act as an investment sub-advisor to CMFT Securities. The Sub-Advisor is registered as an investment adviser under the Advisers Act and is an affiliate of the Investment Advisor. The Sub-Advisor principally provides investment management services with respect to the corporate credit-related securities held by CMFT Securities and its subsidiaries. The Sub-Advisor may allocate a portion of these corporate credit-related securities to its other clients, including affiliates of CIM. On a quarterly basis, the Investment Advisor designates 50% of the sum of the Investment Advisory Fee and incentive compensation attributable to the assets for which Sub-Advisor has provided investment management services payable to the Investment Advisor as sub-advisory fees.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Incentive compensation
CMFT Management is entitled to receive incentive compensation, payable with respect to each quarter, which is generally equal to the excess of (a) the product of (i) 20% and (ii) the excess of (A) Core Earnings (as defined in the Management Agreement) of the Company for the previous 12-month period, over (B) the product of (1) the Company’s Consolidated Equity (as defined in the Management Agreement) in the previous 12-month period, and (2) 7% per annum, over (b) the sum of any incentive compensation paid to CMFT Management with respect to the first three calendar quarters of such previous 12-month period (or such lesser number of completed calendar quarters preceding the applicable period, if applicable). During the year ended December 31, 2021 and 2020, no incentive compensation fees were incurred.
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
Expense reimbursements to related parties
The Company reimburses CMFT Management, the Investment Advisor or their affiliates for certain expenses paid or incurred in connection with the services provided to the Company. The Company will reimburse CMFT Management, the Investment Advisor, or their affiliates for salaries and benefits paid to personnel who provide services to the Company, excluding the Company’s executive officers and any portfolio management, acquisitions or investment professionals.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Subordinated performance fees
Pursuant to the Prior Advisory Agreement, through August 20, 2019, if the Company was sold or its assets were liquidated, CMFT Management was entitled to receive a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after stockholders received, from regular distributions plus special distributions paid from proceeds of such sale, a return of their net capital invested and an 8.0% annual cumulative, non-compounded return. Alternatively through August 20, 2019, if the Company’s shares were listed on a national securities exchange, CMFT Management was entitled to a subordinated performance fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing, exceeded the sum of the total amount of capital raised from stockholders and the amount of distributions necessary to generate an 8.0% annual cumulative, non-compounded return to stockholders. As an additional alternative, upon termination of the Prior Advisory Agreement, CMFT Management was entitled to a subordinated performance fee similar to the fee to which CMFT Management would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination. During each of the years ended December 31, 2021, 2020 and 2019, no subordinated performance fees were incurred related to any such events.
The Company recorded fees and expense reimbursements as shown in the table below for services provided by CMFT Management or its affiliates related to the services described above during the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019
Management fees	$47,020	$40,025	$14,622
Acquisition fees	$—	$—	$1,362
Disposition fees	$—	$434	$3,967
Advisory fees	$—	$—	$22,623
Expense reimbursements to related parties	$11,624	$8,920	$9,436
Due to Affiliates
Of the amounts shown above, $14.6 million and $14.7 million had been incurred, but not yet paid, for services provided by CMFT Management or its affiliates in connection with the management and operating activities during the years ended December 31, 2021 and 2020, respectively, and such amounts were recorded as liabilities of the Company as of such dates.
Development Management Agreements
On January 7, 2021, the Company completed foreclosure proceedings to take control of the assets which previously secured its mezzanine loans, including 75 condominium units and 21 rental units across four buildings in New York. Upon foreclosure, and with the approval of the valuation, compensation and affiliate transactions committee of the Board, CIM NY Management, LLC, an affiliate of the Company’s manager, CMFT Management, entered into a Development Management Agreement with the indirect wholly owned subsidiaries of the Company that own each of the four buildings (the “Building Owners”), wherein CIM NY Management, LLC will act as project manager in overseeing the development and construction of property improvements in accordance with each respective Development Management Agreement (the “Development Services”). In consideration for the Development Services, CIM NY Management, LLC will receive a development management fee from the Building Owners equal to 4% of the aggregate gross project costs expended during the term of the Development Management Agreement, subject to the conditions in each respective Development Management Agreement. Additionally, CIM NY Management, LLC is reimbursed by the Building Owners for expenses incurred in connection with the Development Services, including services provided that are incidental to but not part thereof the Development Services. The Development Management Agreement shall remain in effect until the project completion date, and is terminable by either party with fifteen days prior notice to the other party, with or without cause.
Affiliated Investments
In September 2021, the Company co-invested in $68.4 million in preferred units and $138.8 million in a mortgage loan to a third-party for the purchase of a multi-family, office and retail building in Fort Lauderdale, Florida with CIM Real Assets & Credit Fund, a fund that is advised by affiliates of CMFT Management (“CIM RACR”). The Company invested $63.5 million in the preferred units and originated $129.0 million of the mortgage loan, both of which were still outstanding as of December 31, 2021. CIM RACR invested $4.9 million in the preferred units and originated $9.8 million of the mortgage loan. Subsequent to December 31, 2021, the Company and CIM RACR upsized their investment in the mortgage loan with an additional $6.4 million and $490,000 invested, respectively.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In November 2021 the Company entered into the Unconsolidated Joint Venture (the “MT-FT JV”) with CMMT Holdings, LLC, a fund that is advised by an affiliate of CMFT Management, for the purposes of investing in the Newpoint JV. The Company owns 50% of the equity interests of the MT-FT JV and has committed to fund capital to the MT-FT JV up to $112.5 million, of which $53.5 million has been funded. For more information on the NewPointJV, see Note 2 — Summary of Significant Accounting Policies.
As a result of the CIM Income NAV Merger, the Company has an investment in CIM UII Onshore, a fund that is advised by an affiliate of CMFT Management, with a carrying value of $56.0 million as of December 31, 2021. See Note 2 — Summary of Significant Accounting Policies for more information on the CIM UII Onshore investment.
In October 2021, the Company invested in a $130.0 million senior loan, with an initial advance of $119.0 million, to a third-party, the proceeds of which were used to finance the acquisition of a property from a fund that is advised by an affiliate of CMFT Management. As of December 31, 2021, $119.0 million of the senior loan was outstanding. An affiliate of CMFT Management serves as the property manager for this property and has entered into a subordination agreement with the Company in connection with the loan. In December 2021, the Company invested in a $155.0 million senior loan, with an initial advance of $154.0 million, to a third-party, the proceeds of which were used to finance the acquisition of a property from a fund that is advised by an affiliate of CMFT Management. As of December 31, 2021, $154.0 million of the senior loan was outstanding.
Subsequent to December 31, 2021, the Company and CIM RACR co-invested $10.0 million and $1.9 million, respectively, in a corporate senior loan to a third-party. The Sub-Advisor provided investment management services related to this corporate senior loan pursuant to the Sub-Advisory Agreement.
NOTE 14 — ECONOMIC DEPENDENCY
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
NOTE 15 — STOCKHOLDERS’ EQUITY
As of December 31, 2021, 2020 and 2019, the Company was authorized to issue $600.0 million of shares of common stock under the Secondary DRIP Offering. All shares of such stock have a par value of $0.01 per share. The par value of stockholder proceeds raised from the DRIP Offerings is classified as common stock, with the remainder allocated to capital in excess of par value.
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
On December 21, 2020, in connection with the consummation of the CCIT III and CCPT V Mergers, the Company issued 52.6 million shares of common stock for consideration of $7.31 per share. In addition, on December 16, 2021, in connection with the consummation of the CIM Income NAV Merger, the Company issued 74.8 million shares of common stock for consideration of $7.20 per share.
Distribution Reinvestment Plan
Pursuant to the DRIP, the Company allows stockholders to elect to have their distributions reinvested in additional shares of the Company’s common stock at the most recent estimated per share NAV as determined by the Board. The Board may terminate or amend the Secondary DRIP Offering at the Company’s discretion at any time upon ten days’ prior written notice to the stockholders. In connection with the CCIT III and CCPT V Mergers, on August 30, 2020, the Board approved the suspension of the DRIP, and, therefore, distributions paid after that date were paid in cash to all stockholders until the DRIP was reinstated, effective April 1, 2021, by the Board on March 25, 2021. During the years ended December 31, 2021, 2020 and 2019, approximately 3.6 million, 4.2 million and 9.3 million shares were purchased under the DRIP Offerings for

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

approximately $25.8 million, $34.2 million and $82.4 million, respectively, which were recorded as redeemable common stock on the consolidated balance sheets.
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
The Company redeems shares no later than the end of the month following the end of each fiscal quarter. Requests for redemption must be received on or prior to the end of the fiscal quarter in order for the Company to repurchase the shares in the month following the end of that fiscal quarter. The Board may amend, suspend or terminate the share redemption program at any time. In connection with the CCIT III and CCPT V Mergers, the Board approved the suspension of the Company’s share redemption program on August 30, 2020, and, therefore, no shares were redeemed from the Company’s stockholders after that date until the share redemption program was reinstated, effective April 1, 2021, by the Board on March 25, 2021. During the years ended December 31, 2021, 2020 and 2019, the Company redeemed approximately 3.1 million, 6.0 million and 9.5 million shares, respectively, under the share redemption program for $22.0 million, $48.1 million and $84.1 million, respectively. During the year ended December 31, 2021, redemption requests relating to approximately 81.9 million shares went unfulfilled.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On April 20, 2020, the Board decided to make a determination as to the amount and timing of distributions on a monthly, instead of a quarterly, basis until such time that the Company has greater visibility into the impact that the COVID-19 pandemic would have on tenants’ ability to continue to pay rent on their leases on a timely basis or at all, the degree to which federal, state or local governmental authorities grant rent relief or other relief or amnesty programs applicable to the Company’s tenants, the Company’s ability to access the capital markets, and on the United States and worldwide financial markets and economy. On March 25, 2021, the Board resumed declaring distributions on a quarterly basis, which are paid out on a monthly basis.
Since April 2020, the Board authorized the following monthly distribution amounts per share, payable to shareholders as of the record date for the applicable month, for the periods indicated below:

Period Commencing	Period Ending	Monthly Distribution Amount
April 2020	May 2020	$0.0130
June 2020	June 2020	$0.0161
July 2020	July 2020	$0.0304
August 2020	December 2021	$0.0303
January 2022	June 2022	$0.0305
As of December 31, 2021, the Company had distributions payable of $13.3 million.
Equity-Based Compensation
On August 10, 2018, the Board approved the adoption of the Company’s 2018 Equity Incentive Plan (the “Plan”), under which 400,000 of the Company’s shares of common stock were reserved for issuance and awards of approximately 306,000 shares of common stock are available for future grant at December 31, 2021. Under the Plan, the Board or a committee designated by the Board has the authority to grant restricted stock awards or deferred stock awards to non-employee directors of the Company, which will further align such directors’ interests with the interests of the Company’s stockholders. The Board or committee also has the authority to determine the terms of any award granted pursuant to the Plan, including vesting schedules, restrictions and acceleration of any restrictions. The Plan may be amended or terminated by the Board at any time. The Plan expires on August 9, 2028.
As of December 31, 2021, the Company has granted awards of approximately 94,000 restricted shares in the aggregate to the independent members of the Board under the Plan. As of December 31, 2021, 73,000 of the restricted shares had vested based on one year of continuous service. The remaining 21,000 restricted shares issued had not vested or been forfeited as of December 31, 2021. The fair value of the Company’s share awards is determined using the Company’s per share NAV on the date of grant. Compensation expense related to the restricted shares is recognized over the vesting period. The Company recorded compensation expense of $289,000 and $160,000 for the years ended December 31, 2021 and 2020, respectively, related to the restricted shares which is included in general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2021, there was $113,000 of total unrecognized compensation expense related to these restricted shares, which will be recognized ratably over the remaining period of service prior to October 2022.
NOTE 16 — INCOME TAXES
For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nondividend distributions. Nondividend distributions will reduce U.S stockholders’ basis (but not below zero) in their shares.
The following table shows the character of the distributions the Company paid on a percentage basis for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
Character of Distributions:	2021	2020	2019
Ordinary dividends	22%	—%	39%
Nondividend distributions	36%	100%	7%
Capital gain distributions	42%	—%	54%
Total	100%	100%	100%

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the years ended December 31, 2021, 2020 and 2019, the Company incurred state and local income and franchise taxes of $1.1 million, $568,000, and $1.5 million, respectively, which were recorded in general and administrative expenses in the consolidated statements of operations.
The Company had no unrecognized tax benefits as of or during the years ended December 31, 2021 and 2020. Any interest and penalties related to unrecognized tax benefits would be recognized within the provision for income taxes in the accompanying consolidated statements of operations. The Company files income tax returns in the U.S. federal jurisdiction, as well as various state jurisdictions, and is subject to routine examinations by the respective tax authorities.
NOTE 17 — LEASES
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
As of December 31, 2021, the Company’s leases had a weighted-average remaining term of 8.6 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As of December 31, 2021, the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, was as follows (in thousands):

Year Ending December 31,	Future Minimum Rental Income
2022	$240,497
2023	226,953
2024	218,500
2025	209,384
2026	196,607
Thereafter	1,266,227
Total	$2,358,168
A certain amount of the Company’s rental and other property income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the years ended December 31, 2021, 2020 and 2019, the amount of the contingent rent earned by the Company was not significant.
Rental and other property income during the years ended December 31, 2021, 2020 and 2019 consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Fixed rental and other property income (1)	$252,422	$221,445	$342,453
Variable rental and other property income (2)	42,742	40,085	50,771
Total rental and other property income	$295,164	$261,530	$393,224
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
The Company has one property subject to a non-cancelable operating ground lease with a remaining term of 11.7 years, with a lease liability (in deferred rental income, derivative liabilities and other liabilities) and a related ROU asset (in prepaid expenses and other assets) of $2.3 million in the consolidated balance sheets. The lease liability and ROU asset were initially measured at the present value of the future minimum lease payments using a discount rate of 4.3%. This reflects the Company’s incremental borrowing rate, which was calculated based on the interest rate the Company would incur to borrow on a fully collateralized basis over a term similar to the lease.
The Company recognized $250,000 of ground lease expense during the year ended December 31, 2021, of which $242,000 was paid in cash during the period it was recognized. As of December 31, 2021, the Company’s scheduled future minimum rental payments related to its operating ground lease is approximately $250,000 annually for 2022 through 2026, and $1.7 million thereafter through the maturity date of the lease in August 2033.
NOTE 18 — SEGMENT REPORTING
As of December 31, 2021, the Company determined that it has two reportable segments: real estate and credit. Corporate/other represents all corporate level and unallocated items and includes the Company’s other asset management activities and operating expenses. There were no changes in the structure of the Company’s internal organization that prompted the change in reportable segments. Prior period amounts have been revised to conform to the current year presentation shown below.
The following tables present segment reporting for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31, 2021
	Real Estate	Credit	Corporate/Other (1) (2)	Company Total
Rental and other property income	$294,729	$—	$435	$295,164
Interest income	—	70,561	—	70,561
Total revenues	294,729	70,561	435	365,725

General and administrative	317	1,268	13,493	15,078
Property operating	32,033	—	15,526	47,559
Real estate tax	29,109	—	5,834	34,943
Expense reimbursements to related parties	—	—	11,624	11,624
Management fees	33,248	13,772	—	47,020
Transaction-related	126	—	189	315
Depreciation and amortization	95,190	—	—	95,190
Real estate impairment	5,993	—	12,085	18,078
Increase in provision for credit losses	—	2,881	—	2,881
Total operating expenses	196,016	17,921	58,751	272,688
Gain on disposition of real estate and condominium developments, net	77,178	—	5,867	83,045
Merger-related expenses, net	—	—	(1,404)	(1,404)
Operating income (loss)	175,891	52,640	(53,853)	174,678
Other expense:
Gain on investment in unconsolidated entities	—	—	606	606
Interest expense and other, net	(37,022)	(21,278)	(25,599)	(83,899)
Loss on extinguishment of debt	(1,628)	—	(3,267)	(4,895)
Segment net income (loss)	$137,241	$31,362	$(82,113)	$86,490
Segment net income (loss) attributable to non-controlling interest	—	—	—	—
Segment net income (loss) attributable to the Company	137,241	31,362	(82,113)	86,490
Total assets as of December 31, 2021	$3,821,085	$2,859,017	$282,674	$6,962,776

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

__________________________________
(1)Includes condominium and rental units acquired via foreclosure during the year ended December 31, 2021.
(2)Includes the Company’s investment in CIM UII Onshore acquired as a part of the CIM Income NAV Merger.

	Year Ended December 31, 2020
	Real Estate	Credit	Corporate/Other	Company Total
Rental and other property income	$261,530	$—	$—	$261,530
Interest income	—	29,393	—	29,393
Total revenues	261,530	29,393	—	290,923

General and administrative	291	2,080	9,671	12,042
Property operating	23,399	—	—	23,399
Real estate tax	27,691	—	—	27,691
Expense reimbursements to related parties	—	—	8,920	8,920
Management fees	32,164	7,861	—	40,025
Transaction-related	346	9	—	355
Depreciation and amortization	80,973	—	—	80,973
Real estate impairment	16,737	—	—	16,737
Increase in provision for credit losses	—	68,356	—	68,356
Total operating expenses	181,601	78,306	18,591	278,498
Gain on disposition of real estate and condominium developments, net	27,518	—	—	27,518
Merger-related expenses, net	—	—	(1,884)	(1,884)
Merger termination fee	—	—	7,380	7,380
Operating income (loss)	107,447	(48,913)	(13,095)	45,439
Other expense:
Interest expense and other, net	(21,380)	(5,101)	(37,635)	(64,116)
Loss on extinguishment of debt	(4,394)	—	(447)	(4,841)
Segment net income (loss)	81,673	(54,014)	(51,177)	(23,518)
Segment net income (loss) attributable to the Company	$81,673	$(54,014)	$(51,177)	$(23,518)

Total assets as of December 31, 2020	$3,405,590	$949,764	$104,255	$4,459,609

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2019
	Real Estate	Credit	Corporate/Other	Company Total
Rental and other property income	$393,224	$—	$—	$393,224
Interest income	—	20,132	—	20,132
Total revenues	393,224	20,132	—	413,356

General and administrative	428	10	9,729	10,167
Property operating	33,462	—	—	33,462
Real estate tax	32,196	—	—	32,196
Expense reimbursements to related parties	—	—	9,436	9,436
Merger-related	35,557	1,688	—	37,245
Management fees	35,557	1,688	—	37,245
Transaction-related	288	1,242	—	1,530
Depreciation and amortization	107,867	—	—	107,867
Real estate impairment	72,939	—	—	72,939
Total operating expenses	282,737	2,940	19,165	304,842
Gain on disposition of real estate and condominium developments, net	180,666	—	—	180,666
Operating income (loss)	291,153	17,192	(19,165)	289,180
Other expense:
Interest expense and other, net	(45,606)	(19)	(53,308)	(98,933)
Loss on extinguishment of debt	(6,482)	—	(745)	(7,227)
Segment net income (loss)	239,065	17,173	(73,218)	183,020
Segment net income (loss) attributable to non-controlling interest	121	—	—	121
Segment net income (loss) attributable to the Company	$238,944	$17,173	$(73,218)	$182,899

Total assets as of December 31, 2019	$2,895,609	$551,805	$221,209	$3,668,623
NOTE 19 — SUBSEQUENT EVENTS
Redemptions of Shares of Common Stock
Subsequent to December 31, 2021, the Company redeemed approximately 1.3 million shares for $9.4 million (at an average redemption price of $7.20 per share). The remaining redemption requests received during the three months ended December 31, 2021 totaling approximately 23.1 million shares went unfulfilled.
Property Dispositions
Subsequent to December 31, 2021, the sale of 56 of the properties under contract for sale pursuant to the Purchase and Sale Agreement closed for total consideration of $811.8 million, which consists of $758.4 million in cash proceeds and $53.4 million of AFIN Common Stock, which shares are restricted and subject to certain registration rights as described in the Purchase and Sale Agreement. The remaining 25 properties are expected to close in the second quarter of 2022.
In addition to the properties disposed of pursuant to the Purchase and Sale Agreement, the Company disposed of six properties subsequent to December 31, 2021 for an aggregate gross sales price of $48.9 million, resulting in net proceeds of $25.4 million after closing costs and mortgage note payoffs and a net gain of approximately $13.9 million. The Company has no continuing involvement with these properties. Additionally, the Company disposed of condominium units for an aggregate gross sales price of $17.6 million and a net gain of $2.6 million.
CRE Loans
Subsequent to December 31, 2021, the Company originated three first mortgage loans and upsized an existing first mortgage loan for an aggregate principal balance of $877.8 million and unfunded commitments of $165.8 million, the funding of which is subject to the satisfaction of borrower milestones.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Corporate Senior Loans
Subsequent to December 31, 2021, the Company invested $10.0 million in a corporate senior loan to a third-party.
Liquid Senior Loans
Subsequent to December 31, 2021, the Company settled $38.0 million of net liquid senior loan transactions, $21.0 million of which were traded as of December 31, 2021.
Repurchase Facilities
Subsequent to December 31, 2021, the Company amended the master repurchase agreement with Barclays to increase the maximum financing amount of the Barclays Repurchase Facility from $500.0 million to up to $1.25 billion. Additionally, subsequent to December 31, 2021, the Company amended the master repurchase agreement with Wells Fargo to increase the maximum financing amount of the Wells Fargo Repurchase Facility from $580.0 million to up to $750.0 million.
CMBS Purchases
Subsequent to December 31, 2021, the Company purchased $40.3 million in CMBS.
Preferred Units
Subsequent to December 31, 2021, the Company upsized its investment in preferred units with an additional $4.8 million invested.
Unconsolidated Entities
Subsequent to December 31, 2021, the Company contributed an additional $24.8 million in capital to the NewPoint JV.

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company				Gross Amount at
			Buildings,	Total		Which Carried	Accumulated
			Fixtures and	Adjustment		At December 31, 2021	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)		(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Real Estate Held for Investment the Company has Invested in Under Operating Leases:
24 Hour Fitness
Orlando,FL	(h)	$2,825	$6,157	$—		$8,982	$8	12/16/2021	2018
AAA Office Park
Hamilton, NJ	(h)	5,427	22,970	—		28,397	33	12/16/2021	2016
Aaron’s Rents:
Arkadelphia, AR	$—	183	491	—		674	28	12/21/2020	2014
Academy Sports:
Cartersville, GA	7,092	4,517	4,574	—		9,091	175	12/21/2020	2014
Valdosta, GA	5,838	2,482	5,922	(8,404)	(i)	—	—	5/10/2013	2012
Actuant Campus:
Columbus, WI	13,279	2,090	14,633	—		16,723	467	12/21/2020	2014
Advance Auto Parts:
Fairmont, NC	720	253	868	—		1,121	32	12/21/2020	2004
Hampton,VA	720	645	655	—		1,300	27	12/21/2020	2015
Ravenswood,WV	(h)	271	657	—		928	1	12/16/2021	1996
Sedalia,MO	(h)	396	700	—		1,096	1	12/16/2021	2013
AK Steel
West Chester, OH	(h)	1,421	21,044	—		22,465	27	12/16/2021	2007
Albany Square:
Albany, GA	4,579	1,606	7,113	(8,719)	(i)	—	—	2/26/2014	2013
Almeda Crossing:
Houston, TX	16,880	4,738	26,245	(30,983)	(i)	—	—	8/7/2014	2006
Amcor Rigid Plastics
Ames,IA	8,250	1,287	16,701	—		17,988	19	12/16/2021	1996
Apex Technologies
Mason,OH	(h)	1,288	11,127	—		12,415	14	12/16/2021	2013
Aspen Dental:
Rogers,AR	1,220	289	1,611	—		1,900	54	12/21/2020	2015
At Home:
Pearland, TX	11,465	3,663	10,305	—		13,968	344	12/21/2020	1994
AutoZone:
Vandalia,OH	532	797	73	—		870	—	12/16/2021	2014
Bank of America
Fairview Park,OH	(h)	714	1,220	—		1,934	2	12/16/2021	2014
Bass Pro Shop:
Portage, IN	(h)	1,428	8,414	—		9,842	358	12/21/2020	1983
Tallahassee, FL	(h)	945	5,713	—		6,658	1,351	8/20/2013	2013
Beavercreek Shopping Center:
Beavercreek, OH	16,270	5,504	25,178	(30,682)	(i)	—	—	10/31/2013	2013
Becton, Dickinson and Company:
Broken Bow, NE	1,180	244	1,733	100		2,077	393	6/19/2014	2007
Bed Bath & Beyond/Golf Smith:
Schaumburg, IL	7,213	4,786	6,149	(10,935)	(i)	—	—	3/8/2013	1997
Biolife Plasma Services
Fort Wayne,IN	—	963	3,848	—		4,811	5	12/16/2021	2007
Moorehead,MN	—	955	4,109	—		5,064	5	12/16/2021	2008
BJ's Wholesale Club:
Fort Myers, FL	20,260	5,331	21,692	—		27,023	613	12/21/2020	2018
Roanoke, VA	15,860	4,509	14,545	—		19,054	439	11/25/2020	2018
Blankenbaker Plaza:
Louisville, KY	4,950	4,861	10,497	(15,358)	(i)	—	—	12/21/2020	2007

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
(in thousands)

		Initial Costs to Company				Gross Amount at
			Buildings,	Total		Which Carried	Accumulated
			Fixtures and	Adjustment		At December 31, 2021	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)		(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Bob Evans:
Akron, OH	$—	$447	$1,537	$—		$1,984	$224	4/28/2017	2007
Anderson, IN	—	912	1,455	—		2,367	216	4/28/2017	1984
Austintown, OH	—	305	1,426	—		1,731	223	4/28/2017	1995
Birch Run, MI	—	733	1,192	—		1,925	182	4/28/2017	2008
Blue Ash, OH	—	628	1,429	—		2,057	242	4/28/2017	1994
Chardon, OH	—	333	682	—		1,015	113	4/28/2017	2003
Chillicothe, OH	—	557	1,524	—		2,081	231	4/28/2017	1998
Columbus, OH	—	523	1,376	—		1,899	216	4/28/2017	2003
Dayton, OH	—	325	1,438	—		1,763	231	4/28/2017	1998
Defiance,OH	(h)	501	2,781	—		3,282	3	12/16/2021	2011
Dover,OH	(h)	552	1,930	—		2,482	2	12/16/2021	2013
Dundee,MI	(h)	526	1,298	—		1,824	2	12/16/2021	2011
Florence, KY	—	496	1,876	—		2,372	295	4/28/2017	1991
Gallipolis, OH	2,768	529	2,963	—		3,492	82	12/21/2020	2003
Hagerstown, MD	2,596	490	2,789	—		3,279	81	12/21/2020	1989
Hamilton,OH	(h)	446	2,359	—		2,805	3	12/16/2021	2014
Holland, MI	—	314	1,367	—		1,681	213	4/28/2017	2004
Hummelstown,PA	(h)	1,029	2,283	—		3,312	3	12/16/2021	2013
Huntersville, NC	—	751	657	—		1,408	99	4/28/2017	2008
Hurricane, WV	—	297	1,654	—		1,951	234	4/28/2017	1993
Mansfield, OH	2,312	495	2,423	—		2,918	72	12/21/2020	2004
Mayfield Heights,OH	(h)	847	1,278	—		2,125	2	12/16/2021	2003
Milford, OH	—	271	1,498	—		1,769	236	4/28/2017	1987
Monroe, MI	2,244	623	2,177	—		2,800	66	12/21/2020	1998
Monroeville, PA	—	1,340	848	—		2,188	122	4/28/2017	1995
Nicholasville, KY	—	731	693	—		1,424	102	4/28/2017	1989
North Canton, OH	—	859	1,393	—		2,252	219	4/28/2017	2006
Northwood, OH	2,589	514	2,760	—		3,274	79	12/21/2020	1998
Peoria, IL	913	620	524	—		1,144	22	12/21/2020	1995
Piqua, OH	2,065	413	2,187	—		2,600	64	12/21/2020	1989
Ripley, WV	—	269	1,304	—		1,573	198	4/28/2017	1988
Tipp City, OH	—	554	1,120	—		1,674	181	4/28/2017	1989
Warsaw, IN	—	684	1,222	—		1,906	184	4/28/2017	1993
Boston Commons:
Springfield, MA	5,360	3,101	7,042	(10,143)	(i)	—	—	8/19/2014	2004
Bottom Dollar Grocery:
Ambridge, PA	—	519	2,985	—		3,504	625	11/5/2013	2012
BrightView Health
Danville, VA	—	274	1,514	(1,062)		726	54	4/29/2014	2014
Brynwood Square:
Rockford, IL	3,860	1,747	11,393	(13,140)	(i)	—	—	12/21/2020	1999
Burger King:
Midwest City,OK	765	736	810	—		1,546	1	12/16/2021	2014
Yukon, OK	1,234	500	1,141	—		1,641	36	12/21/2020	1989
Burlington Coat Factory:
Bangor, ME	—	1,820	2,549	—		4,369	121	12/21/2020	2014
Cabela's:
Acworth, GA	22,152	4,979	18,775	—		23,754	2,208	9/25/2017	2014
Avon, OH	12,636	2,755	10,751	—		13,506	1,285	9/25/2017	2016
La Vista, NE	21,479	3,260	16,923	—		20,183	1,915	9/25/2017	2006
Sun Prairie, WI	16,257	3,373	14,058	—		17,431	1,744	9/25/2017	2015

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
(in thousands)

		Initial Costs to Company				Gross Amount at
			Buildings,	Total		Which Carried	Accumulated
			Fixtures and	Adjustment		At December 31, 2021	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)		(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Caliber Collision Center:
Fredericksburg, VA	$3,703	$1,807	$2,292	$—		$4,099	$102	7/22/2020	2019
Houston,TX	(h)	581	6,284	—		6,865	7	12/16/2021	2016
Lake Jackson,TX	2,955	800	2,974	—		3,774	102	12/21/2020	2006
Richmond, VA	4,324	1,453	3,323	—		4,776	153	7/30/2020	2020
San Antonio,TX	(h)	371	5,284	—		5,655	6	12/16/2021	2015
San Antonio,TX	4,021	691	4,458	—		5,149	140	12/21/2020	2019
San Antonio, TX	1,317	622	832	—		1,454	161	6/4/2014	2014
Venice,FL	(h)	878	4,181	—		5,059	5	12/16/2021	2015
Williamsburg, VA	3,786	1,418	2,800	—		4,218	129	6/12/2020	2020
Wylie, TX	3,217	816	2,690	—		3,506	531	2/10/2015	2014
Camping World:
Fort Myers, FL	11,424	3,226	11,832	—		15,058	405	12/21/2020	1987
Pensacola, FL	—	2,152	3,831	(1,307)		4,676	200	4/29/2014	2014
Carlisle Crossing:
Carlisle, PA	11,580	4,491	15,817	(20,308)	(i)	—	—	9/18/2014	2006
CarMax
Tinley Park,IL	15,800	7,296	22,949	—		30,245	28	12/16/2021	1998
Carrier Rental Systems
Houston,TX	2,783	935	3,199	—		4,134	4	12/16/2021	2006
Cash & Carry:
Salt Lake City, UT	3,988	863	4,149	—		5,012	124	12/21/2020	2006
Chase:
Hanover Township, NJ	1,470	2,192	—	—		2,192	—	12/18/2013	2012
Chick-Fil-A
Dickson City, PA	1,998	1,113	7,946	(7,817)		1,242	248	6/30/2014	2013
Consumer Cellular
Tempe, AZ	(h)	4,460	8,642	—		13,102	12	12/16/2021	1998
Tempe, AZ	(h)	4,577	10,423	—		15,000	13	12/16/2021	1998
Costco:
Tallahassee, FL	5,146	9,497	—	—		9,497	—	12/11/2012	2006
Cottonwood Commons:
Albuquerque, NM	19,250	4,986	28,881	(33,867)	(i)	—	—	7/19/2013	2013
Coventry Crossing:
Coventry , RI	6,000	3,462	5,899	(9,361)	(i)	—	—	9/12/2013	2008
Crosspoint:
Hagerstown, MD	16,240	12,285	14,359	(26,644)	(i)	—	—	9/30/2014	2000
Crossroads Annex:
Lafayette, LA	5,300	1,659	7,091	(8,750)	(i)	—	—	12/4/2013	2013
Crossroads Commons:
Plover, WI	3,230	1,000	4,515	(5,515)	(i)	—	—	12/10/2013	2012
CVS:
Arnold, MO	4,055	2,043	2,367	—		4,410	490	12/13/2013	2013
Asheville, NC	(h)	1,108	1,084	—		2,192	277	4/26/2012	1998
Austin, TX	1,819	1,433	2,251	—		3,684	3	12/16/2021	1997
Austin, TX	4,421	1,076	3,475	—		4,551	714	12/13/2013	2013
Bloomington, IN	4,511	1,620	2,957	—		4,577	612	12/13/2013	2012
Blue Springs, MO	2,993	395	2,722	—		3,117	563	12/13/2013	2013
Bridgeton, MO	4,055	2,056	2,362	—		4,418	489	12/13/2013	2013
Charleston, SC	(h)	869	1,009	—		1,878	258	4/26/2012	1998

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
(in thousands)

		Initial Costs to Company				Gross Amount at
			Buildings,	Total		Which Carried	Accumulated
			Fixtures and	Adjustment		At December 31, 2021	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)		(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
CVS (continued):
Chesapeake, VA	$3,307	$1,044	$3,053	$—		$4,097	$644	12/13/2013	2013
Chicago, IL	(h)	1,832	4,255	—		6,087	935	3/20/2013	2008
Cicero, IN	3,516	487	3,099	—		3,586	640	12/13/2013	2013
Corpus Christi, TX	(h)	648	2,557	—		3,205	631	4/19/2012	1998
Danville, IN	—	424	2,105	76		2,605	429	7/16/2014	1998
Eminence, KY	3,546	872	2,511	—		3,383	513	12/13/2013	2013
Erie,PA	(h)	944	1,954	—		2,898	2	12/16/2021	1999
Goose Creek, SC	2,888	1,022	1,980	—		3,002	406	12/13/2013	2013
Greenwood, IN	4,302	912	3,549	61		4,522	762	7/11/2013	1999
Hanover Township, NJ	—	4,746	—	—		4,746	—	12/18/2013	2012
Hazlet, NJ	6,067	3,047	3,610	—		6,657	743	12/13/2013	2013
Honesdale, PA	4,190	1,206	3,342	—		4,548	708	12/13/2013	2013
Independence, MO	2,476	359	2,242	—		2,601	465	12/13/2013	2013
Indianapolis, IN	3,434	1,110	2,484	—		3,594	514	12/13/2013	2013
Irving, TX	2,125	745	3,034	—		3,779	718	10/5/2012	2000
Janesville, WI	3,112	736	2,545	—		3,281	526	12/13/2013	2013
Katy, TX	3,195	1,149	2,462	—		3,611	498	12/13/2013	2013
Lincoln, NE	—	2,534	3,014	—		5,548	621	12/13/2013	2013
London, KY	4,227	1,445	2,661	—		4,106	568	9/10/2013	2013
Mansfield,OH	(h)	371	2,169	—		2,540	2	12/16/2021	1998
Middletown, NY	—	665	5,483	—		6,148	1,118	12/13/2013	2013
North Wilkesboro, NC	2,349	332	2,369	73		2,774	496	10/25/2013	1999
Poplar Bluff, MO	3,778	1,861	2,211	—		4,072	460	12/13/2013	2013
Riverton, NJ	(h)	1,217	5,553	—		6,770	159	12/21/2020	2007
Salem, NH	5,327	3,456	2,351	—		5,807	480	11/18/2013	2013
San Antonio, TX	3,367	1,893	1,848	—		3,741	387	12/13/2013	2013
Sand Springs, OK	3,636	1,765	2,283	—		4,048	476	12/13/2013	2013
Santa Fe, NM	6,352	2,243	4,619	—		6,862	940	12/13/2013	2013
Sedalia, MO	2,641	466	2,318	—		2,784	481	12/13/2013	2013
St. John, MO	3,823	1,546	2,601	—		4,147	538	12/13/2013	2013
Temple Hills, MD	3,920	1,817	2,989	71		4,877	629	9/30/2013	2001
Vineland, NJ	3,613	813	2,926	—		3,739	624	12/13/2013	2010
Waynesboro, VA	3,329	986	2,708	—		3,694	560	12/13/2013	2013
West Monroe, LA	3,479	1,738	2,136	—		3,874	445	12/13/2013	2013
Wisconsin Rapids,WI	(h)	707	3,262	—		3,969	4	12/16/2021	2013
Darien Towne Center:
Darien, IL	12,560	6,718	11,951	(18,669)	(i)	—	—	12/17/2013	1994
Davita
Austell,GA	(h)	777	913	—		1,690	1	12/16/2021	2009
Decatur Commons:
Decatur, AL	7,000	2,478	9,333	(11,811)	(i)	—	—	7/10/2013	2004
Derby Marketplace:
Derby, KS	6,620	3,169	6,494	(9,663)	(i)	—	—	12/21/2020	2015
Dick’s Petsmart Center:
Oshkosh, WI	4,550	1,445	6,599	(8,044)	(i)	—	—	9/23/2016	2015
Dick’s Sporting Goods:
Oklahoma City, OK	4,490	685	10,587	—		11,272	2,666	12/31/2012	2012

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
(in thousands)

		Initial Costs to Company				Gross Amount at
			Buildings,	Total		Which Carried	Accumulated
			Fixtures and	Adjustment		At December 31, 2021	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)		(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Dollar General:
Erie,IL	(h)	$549	$531	$—		$1,080	$1	12/16/2021	2016
Glasford,IL	(h)	204	929	—		1,133	1	12/16/2021	2016
Glouster, OH	$—	220	1,276	—		1,496	43	12/21/2020	2015
New Richland,MN	(h)	327	685	—		1,012	1	12/16/2021	2016
Parchment, MI	—	168	1,162	—		1,330	223	6/25/2014	2014
Pine River,MN	(h)	215	963	—		1,178	2	12/16/2021	2016
Russell, KS	—	54	899	—		953	181	8/5/2014	2014
St. Louis, MO	—	229	1,102	—		1,331	236	12/31/2013	2013
Stacy,MN	658	149	899	—		1,048	1	12/16/2021	2014
Starbuck,MN	(h)	345	733	—		1,078	1	12/16/2021	2016
Topeka,KS	794	314	964	—		1,278	1	12/16/2021	2014
Trimble,MO	(h)	311	830	—		1,141	1	12/16/2021	2016
Wheaton,MN	(h)	205	854	—		1,059	1	12/16/2021	2016
Winthrop,MN	(h)	216	767	—		983	1	12/16/2021	2016
Duluth Trading:
Arlington, TX	(h)	1,574	3,918	—		5,492	5	12/16/2021	2018
Denton, TX	3,759	1,662	2,918	—		4,580	94	12/21/2020	2017
Madison, AL	3,845	1,174	3,603	—		4,777	114	12/21/2020	2019
Noblesville, IN	3,756	1,212	3,436	—		4,648	119	12/21/2020	2003
Wichita,KS	(h)	1,433	2,757	—		4,190	4	12/16/2021	2019
East West Commons:
Austell, GA	12,940	10,094	16,034	(26,095)	(i)	33	—	9/30/2014	2002
Enid Crossing
Enid,OK	(h)	—	—	—	(i)	—	—	12/16/2021	2013
Evergreen Marketplace:
Evergreen Park, IL	5,010	2,823	6,239	(9,062)	(i)	—	—	9/6/2013	2013
Fairlane Green II:
Allen Park, MI	—	1,409	14,634	(16,043)	(i)	—	—	12/21/2020	2015
Family Dollar:
Bearden, AR		52	760	—		812	31	12/21/2020	2014
Centreville,AL	(h)	110	669	—		779	1	12/16/2021	2013
Danville,VA	(h)	468	422	—		890	1	12/16/2021	2013
Darby,MT	881	356	865	—		1,221	1	12/16/2021	2014
Denton,NC	(h)	433	434	—		867	1	12/16/2021	2012
DeRidder,LA	(h)	290	790	—		1,080	1	12/16/2021	2014
Hampton,AR	651	112	689	—		801	1	12/16/2021	2014
Londonderry,OH	(h)	154	1,166	—		1,320	2	12/16/2021	2014
Hobbs, NM	840	243	1,084	—		1,327	45	12/21/2020	2006
Morgan, UT	690	235	1,068	—		1,303	42	12/21/2020	2013
New Roads, LA	600	190	674	—		864	33	12/21/2020	2015
Roswell, NM	760	199	921	—		1,120	42	12/21/2020	2014
Salina, UT	750	211	1,262	—		1,473	47	12/21/2020	2014
Tatum,NM	700	220	675	—		895	1	12/16/2021	2014
West Portsmouth,OH	(h)	290	664	—		954	1	12/16/2021	2004
FedEx
Elko,NV	(h)	290	2,000	—		2,290	3	12/16/2021	2012
Spirit Lake,IA	(h)	117	1,509	—		1,626	2	12/16/2021	2013

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
(in thousands)

		Initial Costs to Company				Gross Amount at
			Buildings,	Total		Which Carried	Accumulated
			Fixtures and	Adjustment		At December 31, 2021	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)		(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Flower Foods:
Orlando, FL	$580	$418	$387	$—		$805	$75	9/11/2014	2013
Waldorf, MD	—	398	1,045	—		1,443	225	9/11/2014	2013
Food 4 Less:
Atwater, CA	4,430	1,383	5,271	345		6,999	1,222	11/27/2013	2002
Fountain Square:
Brookfield, WI	12,150	6,508	28,634	(35,142)	(i)	—	—	1/17/2017	2006
Fourth Creek Landing:
Statesville, NC	5,470	1,375	7,795	(9,170)	(i)	—	—	3/26/2013	2012
Fresh Market Center:
Glen Ellyn, IL	4,693	2,767	6,403	(9,170)	(i)	—	—	9/30/2014	2014
Fresh Thyme:
Indianapolis,IN	4,443	954	8,280	—		9,234	10	12/16/2021	2016
Indianapolis, IN	(h)	1,087	6,019	—		7,106	1,265	10/31/2014	2014
Lafayette, IN	(h)	1,173	6,316	—		7,489	184	12/21/2020	2006
Northville, MI	(h)	1,598	7,796	—		9,394	1,311	12/21/2015	2015
Worthington,OH	(h)	2,899	6,989	—		9,888	8	12/16/2021	2016
Ypsilanti, MI	(h)	3,168	5,719	—		8,887	186	12/21/2020	2017
Fresh Thyme & DSW:
Fort Wayne, IN	3,110	1,740	4,153	(5,893)	(i)	—	—	9/30/2014	1985
Giant Eagle:
Seven Fields, PA	9,230	1,574	13,659	355		15,588	2,699	5/7/2014	2005
Harbor Town Center:
Manitowoc, WI	9,633	3,568	13,209	(16,777)	(i)	—	—	4/24/2015	2005
Haverty Furniture:
Midland, TX	1,380	709	1,294	—		2,003	436	8/7/2013	2012
HEB Center:
Waxahachie, TX	7,000	3,465	7,952	(11,417)	(i)	—	—	6/27/2012	1997
H&E Equipment Services
Albuquerque,NM	(h)	1,355	4,622	—		5,977	6	12/16/2021	2016
Fort Myers, FL	(h)	1,245	4,841	—		6,086	7	12/16/2021	2017
Suwanee,GA	(h)	1,818	2,813	—		4,631	5	12/16/2021	2016
Hobby Lobby:
Cadillac, MI	(h)	628	4,597	—		5,225	6	12/16/2021	2016
Lewisville, TX	6,220	2,184	8,977	—		11,161	2,005	11/26/2013	2013
Sedalia, MO	(h)	781	3,645	—		4,426	6	12/16/2021	2007
Watertown, SD	(h)	1,055	4,226	—		5,281	6	12/16/2021	2017
Wilmar, MN	(h)	1,079	4,615	—		5,694	7	12/16/2021	2017
Home Depot:
Lincoln, NE	10,347	6,339	5,937	—		12,276	992	10/22/2015	1993
North Canton, OH	8,750	2,203	12,012	360		14,575	2,954	12/20/2012	1998
Houma Crossing:
Houma, LA	9,270	1,076	20,028	(21,104)	(i)	—	—	12/21/2020	2008

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
(in thousands)

		Initial Costs to Company				Gross Amount at
			Buildings,	Total		Which Carried	Accumulated
			Fixtures and	Adjustment		At December 31, 2021	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)		(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Jewel-Osco:
Plainfield, IL	$8,925	$—	$—	$11,151		$11,151	$850	11/14/2018	2001
Spring Grove,IL	(h)	991	11,361	—		12,352	13	12/16/2021	2007
Wood Dale,IL	(h)	4,069	7,800	—		11,869	10	12/16/2021	2005
Jo-Ann
Roseville,MI	(h)	984	2,705	—		3,689	4	12/16/2021	2013
Kloeckner
University Park,IL	(h)	862	13,540	—		14,402	16	12/16/2021	2016
Kohl's:
Chartlottesville, VA	11,020	3,929	12,280	—		16,209	2,376	7/28/2014	2011
Eagan, MN	4,690	3,581	3,751	—		7,332	151	12/21/2020	1996
Easton, MD	3,808	2,962	2,661	—		5,623	402	12/2/2015	1992
Kroger:
Bay City, MI	3,170	718	5,057	—		5,775	188	12/21/2020	1994
Shelton, WA	9,097	1,180	11,040	—		12,220	2,471	4/30/2014	1994
Kum & Go:
Cedar Rapids,IA	(h)	771	2,493	—		3,264	3	12/16/2021	2011
Conway, AR	3,254	510	2,577	—		3,087	493	6/13/2014	2014
LA Fitness:
Bloomfield Township, MI	5,150	2,287	10,075	—		12,362	2,425	6/21/2013	2008
Columbus, OH	6,620	1,013	6,734	—		7,747	1,244	4/29/2015	2014
Garland, TX	5,010	2,005	6,861	41		8,907	1,448	12/20/2013	2013
Houston, TX	7,200	5,764	5,994	—		11,758	1,320	9/30/2013	2013
New Lenox, IL	4,610	1,965	6,257	—		8,222	987	12/21/2015	2015
Pawtucket,RI	(h)	5,945	8,012	—		13,957	9	12/16/2021	2015
Riverside, CA	8,380	2,557	9,951	—		12,508	2,244	8/2/2013	2010
Rock Hill,SC	(h)	780	7,590	—		8,370	9	12/16/2021	2015
Lafayette Pavilions:
Lafayette, IN	19,710	7,632	42,497	(50,129)	(i)	—	—	2/6/2015	2006
Levin Furniture
Monroeville,PA	(h)	1,385	9,017	—		10,402	11	12/16/2021	2004
Lawton Marketplace:
Lawton, OK	11,980	3,598	25,228	(28,826)	(i)	—	—	12/21/2020	2001
Lord Salisbury Center:
Salisbury, MD	10,510	6,949	12,179	(19,128)	(i)	—	—	3/11/2016	2005
Lowe's:
Adrian, MI	5,180	2,604	5,036	30		7,670	1,450	9/27/2013	1996
Alpharetta, GA	11,730	7,979	9,630	403		18,012	1,872	5/29/2015	1998
Asheboro, NC	7,107	1,098	6,722	—		7,820	1,368	6/23/2014	1994
Cincinnati, OH	11,910	14,092	—	—		14,092	—	2/10/2014	2001
Columbia, SC	9,988	3,943	6,353	750		11,046	1,671	9/12/2013	1994
Covington, LA	7,310	10,233	—	—		10,233	—	8/20/2014	2002
Fremont,OH	(h)	3,244	6,071	—		9,315	10	12/16/2021	1996
Hermitage, PA	8,290	2,279	12,579	—		14,858	400	12/21/2020	2016

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
(in thousands)

		Initial Costs to Company				Gross Amount at
			Buildings,	Total		Which Carried	Accumulated
			Fixtures and	Adjustment		At December 31, 2021	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)		(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Lowe’s (continued):
Lilburn, GA	$11,520	$8,817	$9,380	$385		$18,582	$1,813	5/29/2015	1999
Mansfield, OH	7,975	873	8,256	26		9,155	1,721	6/12/2014	1992
Marietta, GA	14,634	7,471	8,404	392		16,267	1,649	5/29/2015	1997
North Dartmouth,MA	(h)	6,774	17,384	—		24,158	29	12/16/2021	2004
Oxford, AL	10,908	1,668	7,622	369		9,659	2,044	6/28/2013	1999
Tuscaloosa, AL	7,960	4,908	4,786	9		9,703	1,123	10/29/2013	1993
Woodstock, GA	15,075	7,316	8,879	392		16,587	1,739	5/29/2015	1997
Zanesville, OH	9,292	2,161	8,375	297		10,833	1,859	12/11/2013	1995
Marshalls
Wilkesboro,NC	(h)	1,321	1,384	—		2,705	3	12/16/2021	2016
Mattress Firm:
Ashtabula, OH	1,150	301	1,965	(2,266)	(i)	—	—	3/23/2016	2015
Draper, UT	1,300	860	1,419	—		2,279	48	12/21/2020	2014
Gadsden,AL	(h)	572	765	—		1,337	1	12/16/2021	2012
Lake City, FL	1,150	517	1,241	—		1,758	38	12/21/2020	2004
Mattress Firm & Aspen Dental:
Vienna, WV	1,310	774	2,466	(3,240)	(i)	—	—	9/15/2014	2014
Mattress Firm & Five Guys:
Muskegon, MI	1,700	813	1,766	(2,579)	(i)	—	—	8/29/2014	2014
Mattress Firm & Panera
Elyria,OH	(h)	—	—	—	(i)	—	—	12/16/2021	2015
McAlister's Deli:
Lawton, OK	2,151	805	1,057	—		1,862	224	5/1/2014	2013
McGowin Park:
Mobile, AL	42,765	2,243	69,357	(71,600)	(i)	—	—	4/26/2017	2016
Melody Mountain:
Ashland, KY	6,020	1,286	9,879	(11,165)	(i)	—	—	9/1/2015	2013
Merchants Tire & Auto:
Wake Forest, NC	2,850	782	1,730	—		2,512	286	9/1/2015	2005
Mind’s Eye:
Macomb Township,MI	(h)	738	110	—		848	—	12/16/2021	2009
Mister Car Wash:
Athens, AL	2,566	383	1,150	—		1,533	143	9/12/2017	2008
Decatur, AL	1,257	257	559	—		816	75	9/12/2017	2005
Decatur, AL	2,858	486	1,253	—		1,739	178	9/12/2017	2014
Decatur, AL	1,466	359	1,152	—		1,511	161	9/12/2017	2007
Hartselle, AL	1,055	360	569	—		929	78	9/12/2017	2007
Hudson,FL	(h)	1,229	1,562	—		2,791	2	12/16/2021	2007
Madison, AL	3,913	562	1,139	—		1,701	164	9/12/2017	2012
Spring Hill,FL	(h)	1,123	2,770	—		3,893	3	12/16/2021	2008
Morganton Heights:
Morganton, NC	22,695	7,032	29,763	(36,795)	(i)	—	—	4/29/2015	2013

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
(in thousands)

		Initial Costs to Company				Gross Amount at
			Buildings,	Total		Which Carried	Accumulated
			Fixtures and	Adjustment		At December 31, 2021	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)		(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
National Tire & Battery:
Cedar Hill, TX		$469	$1,951	$—		$2,420	$452	12/18/2012	2006
Conyers,GA	$1,657	743	1,846	—		2,589	2	12/16/2021	1995
Cypress, TX	2,858	910	2,224	—		3,134	395	9/1/2015	2005
Flower Mound, TX	3,045	779	2,449	—		3,228	417	9/1/2015	2005
Fort Worth, TX	—	730	2,309	—		3,039	394	9/1/2015	2005
Montgomery, IL	3,082	516	2,494	—		3,010	582	1/15/2013	2007
North Richland Hills, TX	2,731	513	2,579	—		3,092	452	9/1/2015	2005
Pasadena, TX	2,918	908	2,307	—		3,215	409	9/1/2015	2005
Pearland, TX	3,037	1,016	2,040	—		3,056	354	9/1/2015	2005
Plano, TX	3,210	1,292	2,197	—		3,489	381	9/1/2015	2005
Tomball, TX	3,008	838	2,229	—		3,067	385	9/1/2015	2005
Natural Grocers:
Idaho Falls, ID	3,628	833	2,316	—		3,149	484	2/14/2014	2013
Prescott,AZ	(h)	1,087	3,580	—		4,667	4	12/16/2021	2012
Waupaca, WI	4,623	1,286	3,727	—		5,013	115	12/21/2020	2017
Nordstrom Rack:
Tampa, FL	8,060	3,371	6,402	(9,773)	(i)	—	—	4/16/2012	2010
North Lake Square
Gainesville,GA	13,365	—	—	—	(i)	—	—	12/16/2021	2016
Northern Tool
Hoover,AL	(h)	1,037	2,474	—		3,511	3	12/16/2021	2014
O'Reilly Automotive:
Bennettsville, SC	1,205	361	1,207	—		1,568	42	12/21/2020	2015
Clayton, GA	1,324	501	945	—		1,446	146	1/29/2016	2015
Decatur,GA	(h)	578	1,043	—		1,621	1	12/16/2021	2007
Fayetteville,NC	(h)	331	1,620	—		1,951	2	12/16/2021	2012
Flowood, MS	1,369	506	1,288	—		1,794	42	12/21/2020	2014
Iron Mountain, MI	1,234	249	1,400	—		1,649	48	12/21/2020	2014
Owenboro Towne Center:
Owensboro, KY	11,760	3,807	16,259	(20,066)	(i)	—	—	1/12/2016	1996
Parkway Centre South:
Grove City, OH	14,073	7,027	18,223	(25,250)	(i)	—	—	7/15/2016	2005
Patriot Urgent Care:
Eldersburg, MD	—	557	876	—		1,433	130	4/28/2017	2000
Pecanland Plaza:
Monroe, LA	9,270	2,206	18,957	(21,163)	(i)	—	—	10/13/2015	2008
PetSmart:
Lexington,NC	(h)	620	3,692	—		4,312	5	12/16/2021	2016
McAllen,TX	2,924	2,352	1,309	—		3,661	2	12/16/2021	1995
Wilkesboro, NC	1,470	447	1,710	—		2,157	448	4/13/2012	2011
PetSmart/Old Navy:
Reynoldsburg, OH	3,370	1,295	4,077	(5,372)	(i)	—	—	12/14/2012	2012

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
(in thousands)

		Initial Costs to Company				Gross Amount at
			Buildings,	Total		Which Carried	Accumulated
			Fixtures and	Adjustment		At December 31, 2021	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)		(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Pick 'N Save:
Heber City, UT	$6,570	$1,160	$9,111	$81		$10,352	$295	12/21/2020	2016
Pewaukee, WI	5,990	1,323	6,761	257		8,341	1,522	8/13/2014	1999
Sheboygan, WI	—	2,003	10,695	—		12,698	2,624	9/6/2012	2012
South Milwaukee, WI	4,840	1,126	5,706	—		6,832	1,205	11/6/2013	2005
Pier 7 Juicy Seafood & Bar:
Lancaster, TX	—	1,203	1,620	—		2,823	405	10/23/2012	2011
Plainfield Marketplace:
Plainfield, IL	11,120	3,167	14,788	(17,955)	(i)	—	—	12/3/2015	2002
Plaza San Mateo:
Albuquerque, NM	5,270	2,867	11,582	(14,449)	(i)	—	—	5/2/2014	2014
Popeyes:
Independence, MO	1,182	333	680	—		1,013	133	6/27/2014	2005
Poplar Springs Plaza:
Duncan, SC	4,977	1,862	5,277	(7,139)	(i)	—	—	5/24/2013	1995
Proctor & Gamble
Fayetteville, AR	(h)	1,904	9,974	—		11,878	16	12/16/2021	2006
Raising Cane's:
Avondale,AZ	(h)	1,774	2,381	—		4,155	3	12/16/2021	2013
Murphy, TX	1,970	495	2,853	—		3,348	88	12/21/2020	1994
Reno, NV	3,352	1,841	2,259	—		4,100	72	12/21/2020	2014
Republic Services:
Scottsdale,AZ	(h)	11,460	36,231	—		47,691	48	12/16/2021	2016
Rolling Acres Plaza:
Lady Lake, FL	15,950	7,540	26,839	(34,379)	(i)	—	—	9/1/2016	2005
Safeway:
Juneau, AK	10,960	6,174	8,791	—		14,965	285	12/21/2020	2017
Sam's Club
Timonium,MD	(h)	6,325	10,574	—		16,899	13	12/16/2021	2000
Schumacher Homes:
Troy, OH	—	992	1,577	(1,383)		1,186	109	10/23/2012	2011
Sherwin Williams
Pigeon Forge,TN	(h)	489	658	—		1,147	1	12/16/2021	2019
Shippensburg Market Place:
Shippensburg, PA	4,420	1,917	9,263	(11,180)	(i)	—	—	9/18/2014	2002
Shoe Carnival & Buffalo Wild Wings:
Salina, KS	1,640	991	1,909	(2,900)	(i)	—	—	12/21/2020	2014
Shoppes at Stroud:
Stroud Township, PA	13,300	3,754	22,614	(26,368)	(i)	—	—	10/29/2014	2007
Shoppes of Gary Farms:
Bowling Green, KY	8,680	3,529	14,197	(17,726)	(i)	—	—	12/21/2020	2005
Shops at Abilene:
Abilene, TX	14,050	5,142	19,684	(24,826)	(i)	—	—	12/21/2020	2014
Siemens:
Milford, OH	14,410	4,137	23,153	—		27,290	1,041	12/21/2020	1991

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
(in thousands)

		Initial Costs to Company				Gross Amount at
			Buildings,	Total		Which Carried	Accumulated
			Fixtures and	Adjustment		At December 31, 2021	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)		(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Sleepy's
Roanoke Rapids,NC	(h)	$339	$1,240	$—		$1,579	$2	12/16/2021	2015
Snider Fleet Solutions:
Decatur,AL	$1,311	365	1,461	—		1,826	2	12/16/2021	1998
Southwest Plaza:
Springfield, IL	15,160	2,992	48,935	(51,927)	(i)	—	—	9/18/2014	2003
Spinx:
Simpsonville, SC	1,825	591	969	—		1,560	219	1/24/2013	2012
Springfield Commons:
Springfield, OH	11,111	3,745	15,049	(18,794)	(i)	—	—	5/5/2015	1995
Sprouts:
Bixby, OK	6,280	1,320	7,117	—		8,437	1,550	7/26/2013	2013
Lawrence, KS	6,920	762	8,111	—		8,873	242	12/21/2020	2001
Steinhafels:
Greenfield, WI	7,481	1,783	7,643	—		9,426	224	12/21/2020	1991
Madison,WI	(h)	3,227	8,531	—		11,758	10	12/16/2021	2017
Stoneridge Village:
Jefferson City, MO	6,419	1,830	9,351	(11,181)	(i)	—	—	6/30/2014	2012
Stop & Shop:
North Kingstown, RI	—	639	2,057	—		2,696	62	12/21/2020	1979
Summerfield Crossing:
Riverview, FL	9,040	6,130	6,753	(12,883)	(i)	—	—	7/12/2013	2013
Sunbelt Rentals:
Canton, OH	1,120	147	1,679	138		1,964	476	10/24/2013	2013
Sunoco:
Palm Beach Gardens, FL	—	1,050	2,667	—		3,717	582	4/12/2013	2009
Palm City, FL	3,539	667	1,698	—		2,365	372	4/12/2013	2011
Palm Springs, FL	3,576	580	1,907	—		2,487	417	4/12/2013	2011
Sebastian, FL	—	490	2,128	—		2,618	465	4/12/2013	2009
Titusville, FL	—	626	2,534	—		3,160	554	4/12/2013	2009
SuperValu
Oglesby, IL	(h)	2,505	11,777	—		14,282	17	12/16/2021	1996
Sutters Creek:
Rocky Mount, NC	2,330	1,458	2,616	(4,074)	(i)	—	—	1/31/2014	2012
Tailwinds
Denton,TX	(h)	1,064	15,231	—		16,295	17	12/16/2021	2017
Take 5:
Andrews, TX	898	230	862	—		1,092	25	12/21/2020	1994
Bedford, TX	916	283	837	—		1,120	30	12/21/2020	2009
Burleson, TX	1,141	471	936	—		1,407	31	12/21/2020	1994
Burleson, TX	842	201	837	—		1,038	26	12/21/2020	2010
Burleson, TX	655	394	407	—		801	25	12/21/2020	2003
Cedar Hill, TX	804	250	705	—		955	22	12/21/2020	1985
Hereford, TX	842	50	995	—		1,045	28	12/21/2020	1993
Irving, TX	468	120	445	—		565	14	12/21/2020	1989

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
(in thousands)

		Initial Costs to Company				Gross Amount at
			Buildings,	Total		Which Carried	Accumulated
			Fixtures and	Adjustment		At December 31, 2021	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)		(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Take 5 (continued):
Irving, TX	$842	$210	$818	$—		$1,028	$25	12/21/2020	1987
Lubbock, TX	1,291	151	1,428	—		1,579	40	12/21/2020	2002
Midland, TX	1,702	192	1,861	—		2,053	52	12/21/2020	1995
Mineral Wells, TX	1,141	131	1,263	—		1,394	36	12/21/2020	2019
Target Center:
Columbia, SC	6,390	3,234	7,297	(10,531)	(i)	—	—	3/31/2014	2012
Tellico Greens
Loudon,TN	2,982	—	—	—	(i)	—	—	12/16/2021	2008
Teradata
Miami Township,OH	(h)	1,615	5,250	—		6,865	8	12/16/2021	2010
Terrell Mill Village:
Marietta, GA	8,730	3,079	11,185	(14,264)	(i)	—	—	1/31/2014	2012
TGI Friday's:
Chesapeake, VA	2,731	1,217	1,388	—		2,605	279	6/27/2014	2003
Wilmington, DE	2,798	1,685	969	—		2,654	198	6/27/2014	1991
The Center at Hobbs Brook:
Sturbridge, MA	20,310	11,241	29,152	(40,393)	(i)	—	—	6/29/2016	1999
The Market at Clifty Crossing:
Columbus, IN	7,080	2,669	16,308	(18,977)	(i)	—	—	10/31/2014	1989
The Market at Polaris:
Columbus, OH	6,280	11,828	41,702	(53,530)	(i)	—	—	12/6/2013	2005
The Marquis:
Williamsburg, VA	8,556	2,615	11,406	(14,021)	(i)	—	—	9/21/2012	2007
The Plant:
San Jose, CA	123,000	67,596	108,203	(175,799)	(i)	—	—	4/15/2013	2008
The Ridge at Turtle Creek:
Hattiesburg, MS	9,854	2,749	12,434	(15,183)	(i)	—	—	2/27/2015	2011
The Toro Company
Windom,MN	(h)	292	10,651	—		10,943	15	12/16/2021	2016
Time Warner
Streetsboro,OH	3,543	1,009	5,602	—		6,611	7	12/16/2021	2003
Tire Kingdom:
Bluffton, SC	2,409	645	1,688	—		2,333	280	9/1/2015	2005
Summerville, SC	2,207	1,208	1,233	—		2,441	212	9/1/2015	2005
Tire Kingdom & Starbucks:
Mount Pleasant, SC	2,389	1,291	3,149	(4,440)	(i)	—	—	9/1/2015	2005
Title Resource Group
Mount Laurel,NJ	(h)	3,129	8,491	—		11,620	15	12/16/2021	2004
TJ Maxx
Danville,IL	(h)	463	2,048	—		2,511	4	12/16/2021	2013
Tractor Supply:
Ashland, VA	2,480	500	2,696	175		3,371	587	11/22/2013	2013
Augusta, KS	1,960	407	2,315	175		2,897	497	1/10/2014	2013
Blytheville, AR	2,618	780	2,660	175		3,615	101	12/21/2020	2002

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
(in thousands)

		Initial Costs to Company				Gross Amount at
			Buildings,	Total		Which Carried	Accumulated
			Fixtures and	Adjustment		At December 31, 2021	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)		(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Tractor Supply (continued):
Cambridge, MN	$1,610	$807	$1,272	$203		$2,282	$386	5/14/2012	2012
Canon City, CO	2,480	597	2,527	175		3,299	582	11/30/2012	2012
Carlyle, IL	2,394	707	2,386	175		3,268	99	12/21/2020	2015
Fortuna, CA	3,630	568	3,819	175		4,562	783	6/27/2014	2014
Logan, WV	3,049	597	3,232	175		4,004	107	12/21/2020	2006
Lumberton, NC	1,930	611	2,007	175		2,793	500	5/24/2013	2013
Marion, IN	1,840	1,536	1,099	175		2,810	248	2/19/2014	2004
Midland, NC	1,930	865	2,182	175		3,222	86	12/21/2020	2013
Monticello, FL	2,160	448	1,916	175		2,539	475	6/20/2013	2013
Shelbyville, IL	2,379	586	2,576	175		3,337	96	12/21/2020	2017
South Hill, VA	2,020	630	2,179	175		2,984	509	6/24/2013	2011
Weaverville, NC	3,340	867	3,138	277		4,282	716	9/13/2013	2006
Woodward, OK	1,960	446	1,973	175		2,594	464	11/19/2013	2013
Trader Joe's:
Asheville, NC	4,460	2,770	3,766	—		6,536	848	10/22/2013	2013
Columbia, SC	4,180	2,308	2,597	—		4,905	670	3/28/2013	2012
Wilmington, NC	3,710	2,016	2,519	—		4,535	713	6/27/2013	2012
Triangle Town Place
Raleigh,NC	16,400	—	—	—	(i)	—	—	12/16/2021	2004
Turfway Crossing:
Florence, KY	8,350	2,261	10,323	(12,584)	(i)	—	—	5/27/2014	2002
Ulta Salon:
Albany, GA	1,530	441	1,757	—		2,198	360	5/8/2014	2013
Greeley, CO	1,930	596	2,035	—		2,631	369	3/31/2015	2014
United Oil:
Bellflower, CA	1,960	1,246	788	—		2,034	145	9/30/2014	2001
Brea, CA	2,940	2,393	658	—		3,051	120	9/30/2014	1984
Carson, CA	5,469	2,354	4,821	—		7,175	148	12/21/2020	1958
El Cajon, CA	1,893	1,533	568	—		2,101	104	9/30/2014	2008
El Cajon, CA	1,683	1,225	368	—		1,593	67	9/30/2014	2000
El Monte, CA	—	766	510	—		1,276	93	9/30/2014	1994
Escondido, CA	—	3,514	1,062	—		4,576	195	9/30/2014	2002
Fallbrook, CA	3,613	1,266	3,458	—		4,724	96	12/21/2020	1958
Glendale, CA	—	4,871	795	—		5,666	146	9/30/2014	1999
Harbor City, CA	3,367	1,359	3,047	—		4,406	87	12/21/2020	2014
Hawthorne, CA	2,035	896	1,764	—		2,660	51	12/21/2020	2001
Inglewood, CA	—	1,809	878	—		2,687	161	9/30/2014	1997
La Habra, CA	2,454	1,971	571	—		2,542	104	9/30/2014	2000
Lakewood, CA	3,741	2,499	2,400	—		4,899	75	12/21/2020	1973
Lawndale, CA	2,244	1,462	862	—		2,324	158	9/30/2014	2001
Long Beach, CA	2,806	1,088	2,582	—		3,670	75	12/21/2020	1990
Long Beach, CA	—	2,778	883	—		3,661	162	9/30/2014	1972
Los Angeles, CA	—	2,334	717	—		3,051	131	9/30/2014	2002
Los Angeles, CA	—	3,552	1,242	—		4,794	227	9/30/2014	2002

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
(in thousands)

		Initial Costs to Company				Gross Amount at
			Buildings,	Total		Which Carried	Accumulated
			Fixtures and	Adjustment		At December 31, 2021	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)		(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
United Oil (continued):
Los Angeles, CA	$—	$2,745	$669	$—		$3,414	$122	9/30/2014	1998
Los Angeles, CA	—	3,930	428	—		4,358	79	9/30/2014	2005
Los Angeles, CA	3,292	1,927	1,484	—		3,411	272	9/30/2014	2007
Los Angeles, CA	2,806	2,182	701	—		2,883	128	9/30/2014	1964
Los Angeles, CA	3,853	2,435	2,614	—		5,049	76	12/21/2020	1982
Los Angeles, CA	4,205	2,016	3,486	—		5,502	97	12/21/2020	1965
Madera, CA	—	1,500	3,804	—		5,304	447	9/27/2019	2018
Norco, CA	3,224	1,852	1,489	—		3,341	273	9/30/2014	1995
Poway, CA	—	3,072	705	—		3,777	129	9/30/2014	1960
San Clemente, CA	4,272	2,036	3,561	—		5,597	101	12/21/2020	1973
San Diego, CA	2,312	1,362	1,662	—		3,024	50	12/21/2020	1959
San Diego, CA	3,643	1,547	3,218	—		4,765	91	12/21/2020	2011
San Diego, CA	4,975	2,409	4,105	—		6,514	122	12/21/2020	1976
San Diego, CA	—	2,977	1,448	—		4,425	265	9/30/2014	1984
San Diego, CA	2,663	1,877	883	—		2,760	161	9/30/2014	2006
San Diego, CA	—	1,824	382	—		2,206	71	9/30/2014	2006
Santa Ana, CA	2,596	1,629	1,766	—		3,395	53	12/21/2020	2000
Santa Clarita, CA	—	4,787	733	—		5,520	134	9/30/2014	2001
Sun City, CA	—	1,136	1,421	—		2,557	260	9/30/2014	1984
Vista, CA	2,312	2,063	334	—		2,397	61	9/30/2014	1986
Vista (Vista), CA	2,244	2,028	418	—		2,446	77	9/30/2014	2010
Whittier, CA	2,521	1,629	985	—		2,614	181	9/30/2014	1997
University Marketplace:
Marion, IN	3,400	850	6,722	(7,572)	(i)	—	—	3/22/2013	2012
Urban Air Adventure Park:
Waukesha, WI	7,115	3,408	12,918	666		16,992	2,428	9/29/2014	2007
Vacant:
Appleton, WI	—	895	1,026	(1,194)		727	22	11/18/2015	2015
Cherokee, IA	—	217	3,326	(2,867)		676	4	12/23/2015	2015
Richmond,VA	(h)	925	10	—		935	—	12/16/2021	2014
Sanford, FL	—	1,031	1,807	(1,858)		980	33	10/23/2012	1999
Valentine, NE	—	395	3,549	(2,765)		1,179	8	6/30/2014	2014
Walker, LA	—	899	3,910	(85)		4,724	758	6/27/2014	1999
Willmar, MN	—	200	1,279	—		1,479	220	3/25/2015	2014
York,PA	(h)	—	5,145	—		5,145	—	12/16/2021	1978
Valeo North American HQ:
Troy, MI	(h)	1,880	9,813	—		11,693	19	12/16/2021	2007
Valeo Production Facility:
East Liberty,OH	(h)	357	4,989	—		5,346	7	12/16/2021	2016
Valvoline HQ:
Lexington, KY	(h)	5,558	41,234	—		46,792	51	12/16/2021	2016
Ventura Place:
Albuquerque, NM	5,760	5,203	7,998	(13,201)	(i)	—	—	4/29/2015	2008

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
(in thousands)

		Initial Costs to Company				Gross Amount at
			Buildings,	Total		Which Carried	Accumulated
			Fixtures and	Adjustment		At December 31, 2021	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)		(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
WakeMed MyCare 365:
Raleigh, NC	$—	$329	$556	$—		$885	$20	12/21/2020	2014
Walmart:
Anderson, SC	9,741	2,424	9,719	—		12,143	1,495	11/5/2015	2015
Florence, SC	9,023	2,013	9,225	—		11,238	1,413	11/5/2015	2015
Perry, GA	7,440	2,270	11,053	—		13,323	2,678	6/4/2013	1999
Randallstown,MD	(h)	8,382	23,365	—		31,747	29	12/16/2021	2012
Summerville, SC	4,280	2,410	2,098	(4,508)	(i)	—	—	9/18/2015	2015
Tallahassee, FL	11,331	14,823	—	—		14,823	—	12/11/2012	2008
York, SC	8,865	1,913	11,410	—		13,323	2,746	6/4/2013	1998
Walgreens:
Austintown, OH	3,643	637	4,173	—		4,810	884	8/19/2013	2002
Clinton, MI	4,139	1,977	4,232	—		6,209	130	12/21/2020	1997
Connelly Springs, NC	—	1,349	3,628	—		4,977	788	8/27/2013	2012
Coweta,OK	2,584	897	3,303	—		4,200	4	12/16/2021	2009
Danville, VA	4,908	989	4,547	—		5,536	1,100	12/24/2012	2012
Dearborn Heights, MI	6,187	2,236	3,411	—		5,647	745	7/9/2013	2008
East Chicago, IN	—	331	5,242	—		5,573	970	8/8/2014	2005
Fort Madison, IA	3,554	514	3,723	—		4,237	796	9/20/2013	2008
Harrison, AR	4,671	1,237	5,424	—		6,661	158	12/21/2020	2007
Huntsville, AL	3,273	1,931	2,457	(4,388)	(i)	—	—	3/15/2013	2001
Indianapolis, IN	4,526	1,212	5,484	—		6,696	159	12/21/2020	1996
Kannapolis, NC	—	1,480	5,031	—		6,511	1,106	6/12/2013	2012
Las Vegas, NV	3,943	2,325	3,262	70		5,657	704	9/26/2013	1999
Lawton, OK	2,824	860	2,539	106		3,505	563	7/3/2013	1998
Lees Summit, MO	4,114	1,205	4,884	—		6,089	147	12/21/2020	2014
Little Rock, AR	4,489	548	4,676	—		5,224	885	6/30/2014	2011
Lubbock, TX	3,610	565	3,257	103		3,925	774	10/11/2012	2000
Lubbock, TX	3,180	531	2,951	102		3,584	697	10/11/2012	1998
Metropolis, IL	4,182	284	4,991	—		5,275	924	8/8/2014	2009
Reidsville,NC	(h)	722	5,117	—		5,839	6	12/16/2021	2008
Sacramento, CA	3,299	324	2,669	—		2,993	528	6/30/2014	2008
San Antonio, TX	7,051	1,417	7,932	—		9,349	218	12/21/2020	2005
Siloam Springs, AR	3,776	936	4,367	—		5,303	131	12/21/2020	1999
Slidell, LA	2,977	757	3,557	—		4,314	111	12/21/2020	2000
Springfield, IL	—	830	3,619	—		4,449	896	5/14/2012	2007
St. Louis,MO	2,534	355	3,149	—		3,504	4	12/16/2021	2007
Suffolk, VA	4,115	1,261	3,461	—		4,722	901	5/14/2012	2007
Whiteville, NC	—	829	4,090	—		4,919	120	12/21/2020	2007
Walgreens/KeyBank:
Newburgh, NY	5,000	3,280	5,441	(8,721)	(i)	—	—	9/16/2013	2010
Wallace Commons:
Salisbury, NC	7,590	3,265	8,058	(11,323)	(i)	—	—	12/21/2012	2009

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
(in thousands)

		Initial Costs to Company				Gross Amount at
			Buildings,	Total		Which Carried	Accumulated
			Fixtures and	Adjustment		At December 31, 2021	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)		(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Wallace Commons II:
Salisbury, NC	$5,990	$2,231	$8,479	$(10,710)	(i)	$—	$—	2/28/2014	2013
Waterford South Park:
Clarksville, IN	7,114	2,946	8,564	(11,510)	(i)	—	—	4/12/2013	2006
Weasler Engineering
West Bend, WI	(h)	1,019	13,390	—		14,409	19	12/16/2021	2016
Wendy's:
Grafton, VA	1,616	539	894	—		1,433	176	6/27/2014	1985
Westminster, CO	1,010	596	1,108	—		1,704	217	6/27/2014	1986
Western Crossing:
Jacksonville, NC	6,190	3,382	7,775	(11,157)	(i)	—	—	12/21/2020	1995
West Marine:
Chicago, IL	5,370	4,442	8,698	—		13,140	248	12/21/2020	2005
Mystic,CT	(h)	1,966	1,968	—		3,934	4	12/16/2021	2014
Panama City, FL	1,930	676	2,220	—		2,896	469	4/24/2015	2014
Pensacola, FL	1,960	1,107	3,397	—		4,504	696	2/27/2015	2015
Westover Market:
San Antonio, TX	2,790	2,705	7,959	(10,664)	(i)	—	—	7/10/2013	2013
Winn-Dixie:
Amite, LA	1,670	1,479	1,691	—		3,170	98	12/21/2020	2000
	$1,892,744	$994,149	$2,825,703	$(1,457,677)		$2,362,175	$158,354

____________________________________
(a)Initial costs exclude subsequent impairment charges.
(b)Consists of capital expenditures and real estate development costs, and impairment charges.
(c)The aggregate cost for federal income tax purposes was $3.9 billion.
(d)The following is a reconciliation of total real estate carrying value for the years ended December 31 (in thousands):

	2021	2020	2019
Balance, beginning of period	$3,371,926	$2,530,311	$4,444,041
Additions
Acquisitions	752,272	738,172	5,305
Improvements	3,785	192,591	13,832
Assets placed back into service	—	200,758	—
Total additions	$756,057	$1,131,521	$19,137
Less: Deductions
Cost of real estate sold	426,436	83,144	1,448,915
Other (including provisions for impairment of real estate assets)	1,339,372	206,762	483,952
Total deductions	1,765,808	289,906	1,932,867
Balance, end of period	$2,362,175	$3,371,926	$2,530,311
(e)Gross intangible lease assets of $314.8 million and the associated accumulated amortization of $77.1 million are not reflected in the table above.

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
(in thousands)
(f)The following is a reconciliation of accumulated depreciation for the years ended December 31 (in thousands):

	2021	2020	2019
Balance, beginning of period	$298,364	$243,122	$385,245
Additions
Acquisitions - Depreciation expense for building, acquisitions costs and tenant improvements acquired	61,868	56,218	73,790
Improvements - Depreciation expense for tenant improvements and building equipment	5,140	2,280	2,352
Total additions	$67,008	$58,498	$76,142
Deductions
Cost of real estate sold	43,600	10,108	144,820
Other (including provisions for impairment of real estate assets)	163,418	(6,852)	73,445
Total deductions	207,018	3,256	218,265
Balance, end of period	$158,354	$298,364	$243,122
(g)The Company’s assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, buildings are depreciated over 40 years, site improvements are amortized over 15 years and tenant improvements are amortized over the remaining life of the lease or the useful life, whichever is shorter.
(h)Property is included in the CIM Income NAV Credit Facility’s borrowing base. As of December 31, 2021, the Company had $413.5 million outstanding under the CIM Income NAV Credit Facility.
(i)Asset held for sale or partially held for sale as of December 31, 2021.

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE
(in thousands)

								Principal
								Amount of
								Loans Subject
			Final	Periodic		Face	Carrying	to Delinquent
		Interest	Maturity	Payment	Prior	Amount of	Amount of	Principal or
Loan Type	Description / Location	Rate (a) (b)	Date (c)	Terms (d)	Liens	Mortgages	Mortgages	"Interest"

First mortgage loan	Office / Duluth, Georgia	L + 3.15%	2/1/2025	P/I	N/A	$47,878	$47,585	—
First mortgage loan	Office / Dallas, Texas	L + 3.75%	9/8/2025	P/I	N/A	72,170	71,427	—
First mortgage loan	Office / Orlando, Florida	L + 4.00%	10/9/2025	P/I	N/A	72,930	72,505	—
First mortgage loan	Multifamily / Indianapolis, Indiana	L + 4.35%	2/9/2026	P/I	N/A	80,911	80,332	—
First mortgage loan	Office / San Diego, California	L + 4.55%	2/7/2027	P/I	N/A	99,525	98,536	—
First mortgage loan	Office / Houston, Texas	L + 2.00%	11/7/2024	P/I	N/A	86,739	86,739	—
First mortgage loan	Office / Houston, Texas	L + 2.55%	11/7/2024	P/I	N/A	11,493	11,493	—
First mortgage loan	Office / San Diego, California	L + 3.80%	6/5/2026	P/I	N/A	105,000	104,304	—
First mortgage loan	Office / Irvine, California	L + 3.45%	7/7/2026	P/I	N/A	154,182	152,573	—
First mortgage loan	Office / Bethesda, Maryland	L + 3.75%	9/16/2026	P/I	N/A	52,500	51,868	—
First mortgage loan	Mixed use / Fort Lauderdale, Florida	L + 1.47%	10/7/2025	P/I	N/A	128,955	127,253	—
First mortgage loan	Multifamily / Los Angeles, California	L + 2.50%	10/7/2025	P/I	N/A	119,401	118,510	—
First mortgage loan	Retail / Queens, New York	L + 4.15%	11/7/2026	P/I	N/A	65,000	64,389	—
First mortgage loan	Multifamily / San Jose, California	L + 2.90%	11/7/2024	P/I	N/A	149,100	148,131	—
First mortgage loan	Multifamily / Arlington, Virginia	S + 2.75%	12/15/2026	P/I	N/A	82,190	81,522	—
First mortgage loan (e)	Multifamily / Brooklyn, New York	L + 3.50%	12/17/2026	P/I	N/A	81,000	80,200	—
First mortgage loan	Office / McLean, Virginia	L + 3.30%	2/5/2027	P/I	N/A	121,000	119,530	—
First mortgage loan	Multifamily / Gainesville, Florida	S + 3.20%	1/7/2027	P/I	N/A	67,498	66,962	—
First mortgage loan	Office / Medford, Massachusetts	S + 2.90%	1/7/2026	P/I	N/A	115,500	114,027	—
First mortgage loan	Multifamily / Miami, Florida	S + 2.60%	1/7/2027	P/I	N/A	154,000	152,839	—
First mortgage loan	Multifamily / Nashville, Tennessee	S + 3.00%	1/7/2027	P/I	N/A	118,750	117,860	—
Total loans						$1,985,722	$1,968,585	$—
Current expected credit losses (f)						—	(9,930)	—
Total loans, net						$1,985,722	$1,958,655	$—
____________________________________
(a)L = one month LIBOR rate.
(b)S = one month Term SOFR rate.
(c)Final maturity date assumes all extension options are exercised.
(d)P/I = principal and interest.
(e)As of December 31, 2021, the first mortgage loan included $20.1 million of contiguous mezzanine loan components that, as a whole, have expected credit quality similar to that of a first mortgage loan.
(f)As of December 31, 2021, the Company’s current expected credit losses related to its loans held-for-investment totaled $15.2 million, $9.9 million of which was related to the CRE loans.
The following table reconciles mortgage loans on real estate for the years ended December 31 (in thousands):

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Balance, beginning of period	$428,393	$298,880	$89,762
Additions during period:
New loans	1,810,166	231,212	217,014
Capitalized interest	—	539	8,546
Accretion of fees and other items	2,998	1,909	2,441
Total additions	$1,813,164	$233,660	$228,001
Less: Deductions during period:
Collections of principal	(169,094)	(47,670)	(17,186)
Capitalized interest	(9,469)	—	—
Foreclosures	(138,006)	—	—
Deferred fees and other items	(17,031)	(3,200)	(1,697)
Total deductions	$(333,600)	$(50,870)	$(18,883)
Cure payments receivable	$—	$7,351	$—
Provision for (reversal of) credit losses	50,698	(60,628)	—
Net balance, end of period	$1,958,655	$428,393	$298,880