Form 10-Q
period 2022-03-31
CIM REAL ESTATE FINANCE TRUST, INC.
filed 2022-05-11
CIK 1498547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 2, 2022, there were approximately 436.9 million shares of common stock, par value $0.01 per share, of CIM Real Estate Finance Trust, Inc. outstanding.

CIM REAL ESTATE FINANCE TRUST, INC.

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands, except share and per share amounts) (Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Real estate assets:
Land	$628,630	$655,273
Buildings, fixtures and improvements	1,621,687	1,706,902
Intangible lease assets	300,996	314,832
Condominium developments	158,145	171,080
Total real estate assets, at cost	2,709,458	2,848,087
Less: accumulated depreciation and amortization	(231,543)	(235,481)
Total real estate assets, net	2,477,915	2,612,606
Investments in unconsolidated entities	78,443	109,547
Real estate-related securities ($186,070 and $41,981 held at fair value as of March 31, 2022 and December 31, 2021, respectively)	254,313	105,471
Loans held-for-investment and related receivables, net	3,346,198	2,624,101
Less: Current expected credit losses	(19,150)	(15,201)
Total loans held-for-investment and related receivables, net	3,327,048	2,608,900
Cash and cash equivalents	165,111	107,381
Restricted cash	72,486	36,792
Rents and tenant receivables, net	42,925	58,948
Prepaid expenses and other assets	52,940	16,279
Deferred costs, net	9,770	7,214
Assets held for sale	487,469	1,299,638
Total assets	$6,968,420	$6,962,776
LIABILITIES AND STOCKHOLDERS’ EQUITY
Repurchase facilities, notes payable and credit facilities, net	$4,181,313	$4,143,205
Accrued expenses and accounts payable	29,979	45,872
Due to affiliates	16,051	14,594
Intangible lease liabilities, net	21,086	24,896
Distributions payable	13,339	13,252
Deferred rental income, derivative liabilities and other liabilities	11,383	21,282
Total liabilities	4,273,151	4,263,101
Commitments and contingencies
Redeemable common stock	170,599	170,714
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 490,000,000 shares authorized, 437,357,992 and 437,373,981 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	4,374	4,374
Capital in excess of par value	3,529,163	3,529,126
Accumulated distributions in excess of earnings	(1,009,487)	(1,008,561)
Accumulated other comprehensive (loss) income	(448)	2,949
Total stockholders’ equity	2,523,602	2,527,888
Non-controlling interests	1,068	1,073
Total equity	2,524,670	2,528,961
Total liabilities, redeemable common stock, non-controlling interests and stockholders’ equity	$6,968,420	$6,962,776
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Rental and other property income	$73,736	$76,930
Interest income	31,463	11,953
Total revenues	105,199	88,883
Operating expenses:
General and administrative	3,475	4,428
Property operating	7,727	10,119
Real estate tax	6,713	12,219
Expense reimbursements to related parties	3,694	2,661
Management fees	13,347	11,577
Transaction-related	7	4
Depreciation and amortization	19,141	25,738
Real estate impairment	3,291	4,300
Increase in provision for credit losses	4,709	568
Total operating expenses	62,104	71,614
Gain on disposition of real estate and condominium developments, net	32,574	—
Operating income	75,669	17,269
Other expense:
Gain on investment in unconsolidated entities	5,340	—
Interest expense and other, net	(31,037)	(20,022)
Loss on extinguishment of debt	(10,871)	—
Total other expense	(36,568)	(20,022)
Net income (loss)	$39,101	$(2,753)
Net income allocated to noncontrolling interest	9	—
Net income (loss) attributable to the Company	$39,092	$(2,753)
Weighted average number of common shares outstanding:
Basic and diluted	437,374,008	362,001,968
Net income (loss) per common share:
Basic and diluted	$0.09	$(0.01)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (in thousands) (Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$39,101	$(2,753)
Other comprehensive (loss) income
Unrealized (loss) gain on real estate-related securities	(4,878)	122
Unrealized gain on interest rate swaps	1,488	123
Amount of (gain) loss reclassified from other comprehensive (loss) income into income (loss) as interest expense and other, net	(7)	3,132
Total other comprehensive (loss) income	(3,397)	3,377

Comprehensive income	35,704	624
Comprehensive income attributable to noncontrolling interest	9	—
Comprehensive income attributable to the Company	$35,695	$624
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (in thousands, except share amounts) (Unaudited)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
	Number of Shares	Par Value
Balance as of January 1, 2022	437,373,981	$4,374	$3,529,126	$(1,008,561)	$2,949	$2,527,888	$1,073	$2,528,961
Issuance of common stock	1,329,825	13	9,561	—	—	9,574	—	9,574
Equity-based compensation	—	—	37	—	—	37	—	37
Distributions declared on common stock — $0.09 per common share	—	—	—	(40,018)	—	(40,018)	—	(40,018)
Redemptions of common stock	(1,345,814)	(13)	(9,676)	—	—	(9,689)	—	(9,689)
Changes in redeemable common stock	—	—	115	—	—	115	—	115
Distributions to non-controlling interests	—	—	—	—	—	—	(14)	(14)
Comprehensive income (loss)	—	—	—	39,092	(3,397)	35,695	9	35,704
Balance as of March 31, 2022	437,357,992	$4,374	$3,529,163	$(1,009,487)	$(448)	$2,523,602	$1,068	$2,524,670

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
	Number of Shares	Par Value
Balance as of January 1, 2021	362,001,968	$3,620	$3,157,859	$(961,006)	$(2,047)	$2,198,426	$—	$2,198,426
Equity-based compensation	—	—	40	—	—	40	—	40
Distributions declared on common stock — $0.09 per common share	—	—	—	(32,906)	—	(32,906)	—	(32,906)
Comprehensive (loss) income	—	—	—	(2,753)	3,377	624	—	624
Balance as of March 31, 2021	362,001,968	$3,620	$3,157,899	$(996,665)	$1,330	$2,166,184	$—	$2,166,184
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands) (Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$39,101	$(2,753)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization, net	19,108	25,118
Amortization of deferred financing costs	3,381	1,871
Amortization of fair value adjustment of mortgage notes payable assumed	—	(23)
Amortization and accretion on deferred loan fees	(2,441)	(376)
Amortization of premiums and discounts on credit investments	(591)	(442)
Capitalized interest income on real estate-related securities	(272)	(173)
Equity-based compensation	37	40
Straight-line rental income	(1,721)	(1,706)
Write-offs for uncollectible lease-related receivables	187	1,773
Gain on disposition of real estate assets and condominium developments, net	(32,574)	—
(Gain) loss on sale of credit investments, net	(65)	111
Gain on investment in unconsolidated entities	(5,340)	—
Gain on sale of marketable security	(22)	—
Unrealized loss on equity securities	2,368	—
Amortization of fair value adjustment and gain on interest rate swaps	92	(1,431)
Gain on interest rate caps	(1,176)	—
Impairment of real estate assets	3,291	4,300
Increase in provision for credit losses	4,709	568
Write-off of deferred financing costs	7,068	—
Return on investment in unconsolidated entities	531	—
Changes in assets and liabilities:
Rents and tenant receivables, net	33,078	8,033
Prepaid expenses and other assets	(23,322)	(5,057)
Accrued expenses and accounts payable	(7,648)	(435)
Deferred rental income and other liabilities	(9,167)	(1,324)
Due to affiliates	1,457	653
Net cash provided by operating activities	30,069	28,747
Cash flows from investing activities:
Investment in unconsolidated entities	(24,750)	—
Investment in real estate-related securities	(155,618)	(28,509)
Investment in liquid senior loans	(61,030)	(82,144)
Investment in real estate assets and capital expenditures	(9,533)	(10,864)
Investment in corporate senior loan	(10,000)	—
Origination and acquisition of loans held-for-investment, net	(784,129)	(185,652)
Origination and exit fees received on loans held-for-investment	9,540	2,043
Principal payments received on loans held-for-investment	102,475	51,650
Principal payments received on real estate-related securities	—	10
Net proceeds from sale of real estate-related securities	132	—
Net proceeds from disposition of real estate assets and condominium developments	923,400	3,511
Net proceeds from sale of liquid senior loans	23,834	7,445
Redemption of investment in unconsolidated entities	48,500	—
Net cash provided by (used in) investing activities	$62,821	$(242,510)

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands) (Unaudited) — Continued

	Three Months Ended March 31,
	2022	2021
Cash flows from financing activities:
Redemptions of common stock	$(9,689)	$—
Distributions to stockholders	(30,357)	(32,906)
Proceeds from repurchase facilities, notes payable and credit facilities	903,060	282,323
Repayments of repurchase facilities, notes payable and credit facilities	(857,815)	(85,298)
Termination of interest rate swaps	(101)	—
Refund of loan deposits	—	65
Distributions to non-controlling interests	(14)	—
Deferred financing costs paid	(4,550)	(907)
Net cash provided by financing activities	534	163,277
Net increase (decrease) in cash and cash equivalents and restricted cash	93,424	(50,486)
Cash and cash equivalents and restricted cash, beginning of period	144,173	128,408
Cash and cash equivalents and restricted cash, end of period	$237,597	$77,922
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$165,111	$57,550
Restricted cash	72,486	20,372
Total cash and cash equivalents and restricted cash	$237,597	$77,922
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$13,339	$10,969
Accrued capital expenditures	$1,315	$1,412
Accrued deferred financing costs	$157	$417
Real estate acquired via foreclosure	$—	$191,990
Foreclosure of assets securing the mezzanine loans	$—	$(79,968)
Mortgage notes payable assumed in connection with foreclosure of assets securing the mezzanine loans	$—	$102,553
Mortgage note payable assumed by buyer in connection with disposition of real estate assets	$(19,250)	$—
Change in interest income capitalized to loans held-for-investment	$—	$(9,469)
Common stock issued through distribution reinvestment plan	$9,574	$—
Change in fair value of derivative instruments	$1,389	$4,686
Change in fair value of real estate-related securities	$(7,246)	$122
Supplemental Cash Flow Disclosures:
Interest paid	$28,622	$18,493
Cash paid for taxes	$47	$739

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited)
NOTE 1 — ORGANIZATION AND BUSINESS
CIM Real Estate Finance Trust, Inc. (the “Company”) is a non-exchange traded real estate investment trust (“REIT”) formed as a Maryland corporation on July 27, 2010, that elected to be taxed, and operates its business to qualify, as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2012. The Company operates a diversified portfolio of core commercial real estate primarily consisting of net leased properties located throughout the United States and short duration senior secured loans and other credit investments. As of March 31, 2022, the Company owned 445 properties, including two properties owned through a consolidated joint venture arrangement (the “Consolidated Joint Venture”), comprised of 15.4 million rentable square feet of commercial space located in 45 states. As of March 31, 2022, the rentable square feet at these properties was 97.2% leased, including month-to-month agreements, if any. As of March 31, 2022, the Company’s loan portfolio consisted of 332 loans with a net book value of $3.3 billion, and investments in real estate-related securities of $254.3 million. As of March 31, 2022, the Company owned condominium developments with a net book value of $158.1 million.
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
The Board establishes an updated estimated per share net asset value (“NAV”) of the Company’s common stock on at least an annual basis for purposes of assisting broker-dealers that participated in the Offering in meeting their customer account reporting obligations under Financial Industry Regulatory Authority Rule 2231. Distributions are reinvested in shares of the

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited) – (Continued)

Company’s common stock under the DRIP at the estimated per share NAV as determined by the Board. Additionally, the estimated per share NAV as determined by the Board serves as the per share NAV for purposes of the share redemption program. As of March 31, 2022, the estimated per share NAV of the Company’s common stock was $7.20, which was established by the Board on May 25, 2021 using a valuation date of March 31, 2021. Commencing on May 26, 2021, $7.20 served as the per share NAV under the DRIP. The Board previously established a per share NAV as of August 31, 2015, September 30, 2016, December 31, 2016, December 31, 2017, December 31, 2018, December 31, 2019, March 31, 2020 and June 30, 2020. The Company’s estimated per share NAVs are not audited or reviewed by its independent registered public accounting firm.
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
Principles of Consolidation and Basis of Presentation
The condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC regarding interim financial reporting, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2021, and related notes thereto, set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The condensed consolidated financial statements should also be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.
The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and the Consolidated Joint Venture in which the Company has a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation.
In determining whether the Company has controlling interests in an entity and the requirement to consolidate the accounts in that entity, the Company analyzes its investments in real estate in accordance with standards set forth in GAAP to determine whether they are variable interest entities (“VIEs”), and if so, whether the Company is the primary beneficiary. The Company’s judgment with respect to its level of influence or control over an entity and whether the Company is the primary beneficiary of a VIE involves consideration of various factors, including the form of the Company’s ownership interest, the Company’s voting interest, the size of the Company’s investment (including loans), and the Company’s ability to participate in major policy-making decisions. The Company’s ability to correctly assess its influence or control over an entity affects the presentation of these investments in real estate on the Company’s condensed consolidated financial statements. As of March 31, 2022, the Company has determined that the Consolidated Joint Venture is considered a VIE. Applying the consolidation requirements for VIEs, the Company determined that it is the primary beneficiary based on its power to direct activities through its role as servicer and its obligations to absorb losses and right to receive benefits and therefore met the requirements for consolidation.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited) – (Continued)

Reclassifications
Certain amounts in the Company’s prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation. Other than as shown below, these reclassifications had no effect on previously reported totals or subtotals. The reclassifications have been made to the condensed consolidated balance sheet as of December 31, 2021, and to the condensed consolidated statements of operations and condensed consolidated statement of cash flows for the three months ended March 31, 2021 as follows (in thousands):

	As of December 31, 2021
	As previously reported	Reclassifications	As Revised

Condensed Consolidated Balance Sheets
Rents and tenant receivables, net	$61,468	$(2,520)	$58,948
Prepaid expenses and other assets	$13,759	$2,520	$16,279

	Three Months Ended March 31, 2021
	As previously reported	Reclassifications	As Revised

Condensed Consolidated Statements of Operations
General and administrative	$5,471	$(1,043)	$4,428
Management fees	$13,014	$(1,437)	$11,577
Transaction-related	$185	$(181)	$4
Expense reimbursements to related parties	$—	$2,661	$2,661
Condensed Consolidated Statements of Cash Flows
Rents and tenant receivables, net	$7,151	$882	$8,033
Prepaid expenses and other assets	$(4,175)	$(882)	$(5,057)
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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, lease concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; and significant increases to budgeted costs for units under development. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited) – (Continued)

and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. During the three months ended March 31, 2022, as part of the Company’s quarterly impairment review procedures, the Company recorded impairment charges of $3.3 million related to seven properties, all of which was due to sales prices that were less than their respective carrying values. The Company’s impairment assessment as of March 31, 2022 was based on the most current information available to the Company, including expected holding periods. If the Company’s expected holding periods for assets change, subsequent tests for impairment could result in additional impairment charges in the future. The Company cannot provide any assurance that additional material impairment charges with respect to the Company’s real estate assets will not occur during 2022 or in future periods. During the three months ended March 31, 2021, the Company recorded impairment charges of $4.3 million related to five properties, of which impairment at three properties was due to sales prices that were less than their respective carrying values and impairment at two properties was due to vacancy. The assumptions and uncertainties utilized in the evaluation of the impairment of real estate assets are discussed in detail in Note 3 — Fair Value Measurements. See also Note 4 — Real Estate Assets for further discussion regarding real estate investment activity.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the assets related to the property and estimate its fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount is then recorded to reflect the estimated fair value of the property, net of selling costs. As of March 31, 2022, the Company identified 26 properties with a carrying value of $487.5 million as held for sale, 25 of which are in connection with the Purchase and Sale Agreement (as defined in Note 4 — Real Estate Assets). The Company has mortgage notes payable of $344.2 million that are related to the held for sale properties, all of which the Company expects to repay or transfer to the buyer in connection with the disposition of the underlying held for sale properties. The Company disposed of certain of these properties in phases subsequent to March 31, 2022, as further discussed in Note 17 — Subsequent Events. As of December 31, 2021, in connection with the Purchase and Sale Agreement, the Company identified 81 properties with a carrying value of $1.3 billion as held for sale, of which 56 such properties closed during the three months ended March 31, 2022.
Dispositions of Real Estate Assets
Gains and losses from dispositions are recognized once the various criteria relating to the terms of sale and any subsequent involvement by the Company with the asset sold are met. A discontinued operation includes only the disposal of a component of an entity and represents a strategic shift that has (or will have) a major effect on an entity’s financial results. The Company’s dispositions during the three months ended March 31, 2022 and 2021 did not qualify for discontinued operations presentation and thus, the results of the properties and condominiums that were sold will remain in operating income, and any associated gains or losses from the dispositions are included in gain on disposition of real estate and condominium developments, net. See Note 4 — Real Estate Assets for a discussion of the disposition of individual properties and condominiums during the three months ended March 31, 2022.
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
March 31, 2022 (Unaudited) – (Continued)

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
Investments in Unconsolidated Entities
On March 31, 2022, the Company fully redeemed its $60.7 million investment in CIM UII Onshore, L. P. (“CIM UII Onshore”) and received redemption proceeds of $48.5 million as of March 31, 2022. The remaining $12.2 million redemption proceeds were included in prepaid expenses and other assets in the condensed consolidated balance sheets as of March 31, 2022. Prior to redemption, the Company had less than 5% ownership of CIM UII Onshore and accounted for its investment under the equity method. The equity method of accounting requires the investment to be initially recorded at cost, including transaction costs incurred to finalize the investment, and subsequently adjusted for the Company’s share of equity in CIM UII Onshore’s earnings and distributions. Prior to redemption, the Company recorded its share of CIM UII Onshore’s profits or losses on a quarterly basis as an adjustment to the carrying value of the investment on the Company’s condensed consolidated balance sheet and such share is recognized as a profit or loss on the condensed consolidated statements of operations. The Company recorded its share of CIM UII Onshore’s gain, totaling $5.2 million during the three months ended March 31, 2022, in the condensed consolidated statements of operations. During the three months ended March 31, 2022, the Company received distributions of $531,000 related to its investment in CIM UII Onshore, all of which was recognized as a return on investment. As of December 31, 2021, the Company’s investment in CIM UII Onshore had a carrying value of $56.0 million.
CMFT MT JV Holdings, LLC, an indirect wholly-owned subsidiary of the Company, is engaged in an unconsolidated joint venture arrangement through CIM NP JV Holdings, LLC (“NP JV Holdings”) (the “Unconsolidated Joint Venture”) of which it owns 50% of the outstanding equity. Through the Unconsolidated Joint Venture, which holds 90% of the membership interest in NewPoint JV, LLC (“NewPoint JV”) pursuant to the terms of the Operating Agreement entered into between the Unconsolidated Joint Venture and NewPoint Bridge Lending, LLC, the Company indirectly owns 45% of the outstanding equity of the NewPoint JV on a fully diluted basis. The Company accounts for its investment under the equity method. The Company has elected the fair value option (“FVO”) for its equity method investment and therefore reports this investment at fair value. The equity method of accounting requires the investment to be initially recorded at cost, including transaction costs incurred to finalize the investment, and is subsequently adjusted for the Company’s share of equity in NP JV Holdings’ earnings and distributions. The Company records its share of NP JV Holdings’ profits or losses on a quarterly basis as an adjustment to the carrying value of the investment on the Company’s condensed consolidated balance sheet and such share is recognized as a profit or loss on the condensed consolidated statements of operations. The Company recorded a gain totaling $168,000, which represented its share of NP JV Holdings’ gain, during the three months ended March 31, 2022 in the condensed consolidated statements of operations. During the three months ended March 31, 2022, the Company contributed an additional $24.8 million in NP JV Holdings. As of March 31, 2022, the Company’s aggregate investment in NP JV Holdings of $78.4 million is included in investment in unconsolidated entities on the condensed consolidated balance sheets. The Company did not receive any distributions related to its investment in the NP JV Holdings during the three months ended March 31, 2022.
Noncontrolling Interest in Consolidated Joint Venture
The Company has a controlling interest in the Consolidated Joint Venture and, therefore, meets the requirements for consolidation. The Company recorded net income of $9,000 and paid distributions of $14,000 to the noncontrolling interest during the three months ended March 31, 2022. The Company recorded the noncontrolling interest of $1.1 million as of both March 31, 2022 and December 31, 2021 on the condensed consolidated balance sheets.
Restricted Cash
The Company had $72.5 million and $36.8 million in restricted cash as of March 31, 2022 and December 31, 2021, respectively. Included in restricted cash was $15.9 million and $7.8 million held by lenders in lockbox accounts, as of March 31, 2022 and December 31, 2021, respectively. As part of certain debt agreements, rents from certain encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess is disbursed to the Company. Also included in restricted cash was $56.6 million and $29.0 million of construction reserves, amounts held by lenders in escrow accounts for real estate taxes and other lender reserves for certain properties, in accordance with the associated lender’s loan agreement as of March 31, 2022 and December 31, 2021, respectively.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited) – (Continued)

Real Estate-Related Securities
Real estate-related securities consists primarily of the Company’s investment in commercial mortgage-backed securities (“CMBS”), preferred units, and equity securities. The Company determines the appropriate classification for real estate-related securities at the time of purchase and reevaluates such designation as of each balance sheet date.
As of March 31, 2022, the Company classified its investments in CMBS as available-for-sale as the Company is not actively trading the securities; however, the Company may sell them prior to their maturity. These investments are carried at their estimated fair value with unrealized gains and losses reported in other comprehensive (loss) income. During the three months ended March 31, 2022, the Company invested $97.5 million in CMBS. As of March 31, 2022, the Company had investments in seven CMBS with an estimated aggregate fair value of $135.0 million.
In addition, the Company had investments in equity securities with an estimated aggregate fair value of $51.0 million as of March 31, 2022, which is comprised of RTL Common Stock (as defined in Note 4 — Real Estate Assets) received as consideration in connection with the Purchase and Sale Agreement. These investments are carried at their estimated fair value with unrealized gains and losses reported on the condensed consolidated statements of operations. Dividends received are recorded in interest income on the condensed consolidated statements of operations.
The Company monitors its available-for-sale securities for changes in fair value. Current expected credit losses are recorded when the Company acquires CMBS, and any subsequent impairment is recognized when the Company determines that a decline in the estimated fair value of a security below its amortized cost has resulted from a credit loss or other factors. The Company records impairments related to credit losses through current expected credit losses. However, the allowance is limited by the amount that the fair value is less than the amortized cost basis. The Company considers many factors in determining whether a credit loss exists, including, but not limited to, the extent to which the fair value is less than the amortized cost basis, recent events specific to the security, industry or geographic area, the payment structure of the security, the failure of the issuer of the security to make scheduled interest or principal payments, and external credit ratings and recent changes in such ratings. The analysis of determining whether a credit loss exists requires significant judgments and assumptions. The use of alternative judgments and assumptions could result in a different conclusion. During the three months ended March 31, 2022 and 2021, the Company did not record current expected credit losses related to CMBS.
As of March 31, 2022, the Company classified its investment in preferred units related to a multi-family, office and retail building in Fort Lauderdale, Florida with a preferred dividend rate of 8.9% and a maturity date of June 1, 2022 as held-to-maturity as the Company has the intent and ability to hold the preferred units to maturity and included the investment in real estate-related securities on the condensed consolidated balance sheets. Upon maturity, the preferred units will be redeemed in exchange for debt. Investments classified as held-to-maturity are initially recognized at cost and are subsequently measured using amortized cost. The Company evaluates their held-to-maturity investments for any other-than-temporary impairment each reporting period.
The amortized cost of real estate-related securities is adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method and is recorded in the accompanying condensed consolidated statements of operations in interest income. Upon the sale of a security, the realized net gain or loss is computed on the specific identification method.
Interest earned is either received in cash or capitalized to real estate-related securities in the Company’s condensed consolidated balance sheets. Interest is capitalized when certain conditions are met as specified in each security agreement. During the three months ended March 31, 2022 and 2021, the Company capitalized $272,000 and $173,000, respectively, of interest income to real estate-related securities.
Loans Held-for-Investment
The Company’s loans held-for-investment include loans related to real estate assets, as well as credit investments, including commercial mortgage loans, mezzanine loans, preferred equity, and other loans and securities related to commercial real estate assets, as well as corporate loan opportunities that are consistent with the Company’s investment strategy and objectives. The Company intends to hold the loans held-for-investment for the foreseeable future or until maturity. Loans held-for-investment are carried on the Company’s condensed consolidated balance sheets at amortized cost, net of any current expected credit losses. Discounts or premiums, origination fees and exit fees are amortized as a component of interest income using the effective interest method over the life of the respective loans, or on a straight-line basis when it approximates the effective interest method. Upon the sale of a loan, the realized net gain or loss is computed on the specific identification method.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited) – (Continued)

Interest earned is either received in cash or capitalized to loans held-for-investment and related receivables, net in the Company’s condensed consolidated balance sheets. Interest is capitalized when certain conditions are met as specified in each loan agreement. During the three months ended March 31, 2022, the Company recorded $31.5 million in interest income on its credit investments. No amounts were capitalized during the three months ended March 31, 2022.
Accrual of interest income is suspended on nonaccrual loans. Loans that are past due 90 days or more as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual status. Interest collected is recognized on a cash basis by crediting income when received. Loans may be restored to accrual status when all principal and interest are current and full repayment of the remaining contractual principal and interest are reasonably assured. As of March 31, 2022, the Company did not have nonaccrual loans.
Current Expected Credit Losses
The Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”), on January 1, 2020. Current expected credit losses (“CECL”) required under ASU 2016-13 reflects the Company’s current estimate of potential credit losses related to the Company’s loans held-for-investment included in the condensed consolidated balance sheets. Changes to current expected credit losses are recognized through net income on the Company’s condensed consolidated statements of operations. While ASU 2016-13 does not require any particular method for determining current expected credit losses, it does specify current expected credit losses should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, and reasonable and supportable forecasts for the duration of each respective loan. In addition, other than a few narrow exceptions, ASU 2016-13 requires that all financial instruments subject to the credit loss model have some amount of loss reserve to reflect the GAAP principal underlying the credit loss model that all loans, debt securities, and similar assets have some inherent risk of loss, regardless of credit quality, subordinate capital, or other mitigating factors.
The Company estimates the current expected credit loss for its first mortgage loans primarily using the Weighted Average Remaining Maturity method, which has been identified as an acceptable method for estimating CECL reserves in the Financial Accounting Standards Board (“FASB”) Staff Q&A Topic 326, No. 1. This method requires the Company to reference historic loan loss data across a comparable data set and apply such loss rate to each loan investment over its expected remaining term, taking into consideration expected economic conditions over the relevant timeframe. The Company considers loan investments that are both (i) expected to be substantially repaid through the operation or sale of the underlying collateral, and (ii) for which the borrower is experiencing financial difficulty, to be “collateral-dependent” loans. For such loans that the Company determines that foreclosure of the collateral is probable, the Company measures the expected losses based on the difference between the fair value of the collateral less costs to sell and the amortized cost basis of the loan as of the measurement date. For collateral-dependent loans that the Company determines foreclosure is not probable, the Company applies a practical expedient to estimate expected losses using the difference between the collateral’s fair value (less costs to sell the asset if repayment is expected through the sale of the collateral) and the amortized cost basis of the loan. For the Company’s liquid senior loans and corporate senior loans, the Company uses a probability of default and loss given default method using a comparable data set. The Company may use other acceptable alternative approaches in the future depending on, among other factors, the type of loan, underlying collateral, and availability of relevant historical market loan loss data.
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
March 31, 2022 (Unaudited) – (Continued)

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
Development Activities
Project costs and expenses, including interest incurred, associated with the development, construction and lease-up of a real estate project are capitalized as construction in progress. During the three months ended March 31, 2022 and 2021, the Company capitalized $3.1 million and $1.5 million of expenses associated with the development of condominiums acquired via foreclosure, which is included in condominium developments in the accompanying condensed consolidated balance sheets. Included in the amounts capitalized during the three months ended March 31, 2022 and 2021 was $387,000 and $514,000, respectively, of capitalized interest expense.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited) – (Continued)

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
Reportable Segments
The Company’s segment information reflects how the chief operating decision makers review information for operational decision-making purposes. The Company has two reportable segments:
Credit — engages primarily in acquiring and originating loans, either directly or through co-investments in joint ventures, related to real estate assets. The Company may acquire first and second lien mortgage loans, mezzanine loans, bridge loans, wraparound mortgage loans, construction mortgage loans on real property and loans on leasehold interest mortgages. This segment also includes investments in real estate-related securities, liquid senior loans and a corporate senior loan.
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
March 31, 2022 (Unaudited) – (Continued)

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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Real estate-related securities — The Company generally determines the fair value of its real estate-related securities by utilizing broker-dealer quotations, reported trades or valuation estimates from pricing models to determine the reported price. Pricing models for real estate-related securities are generally discounted cash flow models that usually consider the attributes applicable to a particular class of security (e.g., credit rating, seniority), current market data, and estimated cash flows for each class and incorporate deal collateral performance such as prepayment speeds and default rates, as available. Depending upon the significance of the fair value inputs used in determining these fair values, these securities are valued using Level 1, Level 2 or Level 3 inputs. As of March 31, 2022, the Company concluded that $97.5 million of its CMBS fell under Level 2 and $37.6 million of its CMBS and $68.2 million of its preferred units fell under Level 3.
The Company’s investment in equity securities is valued using Level 1 inputs. The estimated fair value of the Company’s equity securities is based on quoted market prices that are readily and regularly available in an active market.
Credit facilities and notes payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of March 31, 2022, the estimated fair value of the Company’s debt was $4.12 billion, compared to a carrying value of $4.20 billion. The estimated fair value of the Company’s debt as of December 31, 2021 was $4.11 billion, compared to a carrying value of $4.17 billion.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31,

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited) – (Continued)

2022 and December 31, 2021, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Loans held-for-investment — The Company’s loans held-for-investment are recorded at cost upon origination and adjusted by net loan origination fees and discounts. The Company estimates the fair value of its loans held-for-investment by performing a present value analysis for the anticipated future cash flows using an appropriate market discount rate taking into consideration the credit risk. The Company has determined that its commercial real estate (“CRE”) loans held-for-investment and corporate senior loan are classified in Level 3 of the fair value hierarchy. The Company’s liquid senior loans are classified as Level 2 or Level 3 depending on the number of market quotations or indicative prices from pricing services that are available, and whether the depth of the market is sufficient to transact at those prices in amounts approximating the Company’s investment position at the measurement date. As of March 31, 2022, $549.7 million and $113.6 million of the Company’s liquid senior loans were classified in Level 2 and Level 3 of the fair value hierarchy, respectively. As of December 31, 2021, $560.4 million and $94.1 million of the Company’s liquid senior loans were classified in Level 2 and Level 3 of the fair value hierarchy, respectively. As of March 31, 2022, the estimated fair value of the Company’s loans held-for-investment and related receivables, net was $3.35 billion, compared to their carrying value of $3.33 billion. As of December 31, 2021, the estimated fair value of the Company’s loans held-for-investment was $2.63 billion, compared to their carrying value of $2.61 billion.
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
Items Measured at Fair Value on a Recurring Basis
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 (in thousands):

	Balance as of March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
CMBS	$135,049	$—	$97,476	$37,573
Preferred units	68,243	—	—	68,243
Equity securities	51,021	51,021	—	—
Interest rate caps	1,355	—	1,355	—
Total financial assets	$255,668	$51,021	$98,831	$105,816
Financial liabilities:
Interest rate swaps	$(976)	$—	$(976)	$—
Total financial liabilities	$(976)	$—	$(976)	$—

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited) – (Continued)

	Balance as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
CMBS	$41,871	$—	$—	$41,871
Preferred units	63,490	—	—	63,490
Marketable security	110	110	—	—
Interest rate caps	179	—	179	—
Total financial assets	$105,650	$110	$179	$105,361
Financial liabilities:
Interest rate swaps	$(2,466)	$—	$(2,466)	$—
Total financial liabilities	$(2,466)	$—	$(2,466)	$—
The following are reconciliations of the changes in financial assets with Level 3 inputs in the fair value hierarchy for the three months ended March 31, 2022 (in thousands):

Level 3
Beginning Balance, January 1, 2022	$105,361
Total gains and losses:
Unrealized loss included in other comprehensive (loss) income, net	(4,878)
Purchases and payments received:
Purchases	4,752
Discounts, net	309
Capitalized interest income	272
Ending Balance, March 31, 2022	$105,816
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
As discussed in Note 4 — Real Estate Assets, during the three months ended March 31, 2022, real estate assets related to seven properties were deemed to be impaired and their carrying values were reduced to an estimated fair value of $29.1 million, resulting in impairment charges of $3.3 million. During the three months ended March 31, 2021, real estate assets related to five properties were deemed to be impaired and their carrying values were reduced to an estimated fair value of $31.3 million, resulting in impairment charges of $4.3 million. The Company estimates fair values using Level 3 inputs and a combined income and market approach, specifically using discounted cash flow analysis and recent comparable sales transactions. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgment and to make certain key assumptions, including, but not limited to, the following: (1) terminal capitalization rates; (2) discount rates; (3) the number of years the property will be held; (4) property operating expenses; and (5) re-leasing assumptions, including the number of months to re-lease, market rental income and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and the future performance and sustainability of the Company’s tenants. The Company determined that the selling prices used to determine the fair values were Level 2 inputs.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited) – (Continued)

The following summarizes the ranges of discount rates and terminal capitalization rates used for the Company’s impairment test for the real estate assets during the three months ended March 31, 2022:

Three Months Ended March 31,
2022		2021
Discount Rate	Terminal Capitalization Rate	Discount Rate	Terminal Capitalization Rate
8.0% – 9.7%	7.5% – 9.2%	7.9% – 9.7%	7.4% – 9.2%
The following table presents the impairment charges by asset class recorded during the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Asset class impaired:
Land	$964	$768
Buildings, fixtures and improvements	1,974	3,434
Intangible lease assets	354	225
Intangible lease liabilities	(1)	(127)
Total impairment loss	$3,291	$4,300
NOTE 4 — REAL ESTATE ASSETS
2022 Property Acquisitions
During the three months ended March 31, 2022, the Company did not acquire any properties.
2022 Condominium Development Project
During the three months ended March 31, 2022, the Company capitalized $3.1 million of expenses associated with the development of condominiums acquired via foreclosure, which is included in condominium developments in the accompanying condensed consolidated balance sheets.
2022 Condominium Dispositions
During the three months ended March 31, 2022, the Company disposed of condominium units for an aggregate sales price of $21.1 million, resulting in proceeds of $19.4 million after closing costs and a gain of $3.3 million. The Company has no continuing involvement with these condominium units. The gain on sale of condominium units is included in gain on disposition of real estate and condominium developments, net in the condensed consolidated statements of operations.
2022 Property Dispositions and Real Estate Assets Held for Sale
On December 20, 2021, certain subsidiaries of the Company entered into an Agreement of Purchase and Sale, as amended (the “Purchase and Sale Agreement”), with American Finance Trust, Inc. (now known as The Necessity Retail REIT, Inc.) (NASDAQ: RTL) (“RTL”), American Finance Operating Partnership, L.P. (now known as The Necessity Retail REIT Operating Partnership, L.P.) (“RTL OP”), and certain of their subsidiaries (collectively, the “Purchaser”) to sell to the Purchaser 79 shopping centers and two single-tenant properties encompassing approximately 9.5 million gross rentable square feet of commercial space across 27 states for total consideration of $1.32 billion (the “Purchase Price”). The Purchase Price includes the Purchaser’s option to seek the assumption of certain existing debt, and Purchaser’s issuance of up to $53.4 million in value of RTL’s Class A common stock, par value $0.01 per share (“RTL Common Stock”), or Class A units in RTL OP (“RTL OP Units”), subject to certain limits described more fully in the Purchase and Sale Agreement.
During the three months ended March 31, 2022, the Company disposed of 69 properties, including 32 retail properties and 37 anchored shopping centers for an aggregate gross sales price of $925.3 million, resulting in proceeds of $923.2 million after closing costs and a gain of $29.2 million. The sale of 56 of these properties closed pursuant to the Purchase and Sale Agreement for total consideration of $811.8 million, which consisted of $758.4 million in cash proceeds and $53.4 million of RTL Common Stock, which shares are subject to certain registration rights as described in the Purchase and Sale Agreement. During the three months ended March 31, 2022, the Company recognized earnout income of $31.5 million related to the disposition of

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited) – (Continued)

these properties pursuant to the Purchase and Sale Agreement, and recorded a related receivable of $21.3 million in prepaid expenses and other assets in the condensed consolidated balance sheets. The Company has no continuing involvement with these properties. The gain on sale of real estate, including the earnout income, is included in gain on disposition of real estate and condominium developments, net in the condensed consolidated statements of operations.
As of March 31, 2022, the Company identified 26 properties with a carrying value of $487.5 million as held for sale, 25 of which are in connection with the Purchase and Sale Agreement. The Company disposed of certain of these properties in phases subsequent to March 31, 2022, as further discussed in Note 17 — Subsequent Events.
2022 Impairment
The Company performs quarterly impairment review procedures, primarily through continuous monitoring of events and changes in circumstances that could indicate that the carrying value of certain of its real estate assets may not be recoverable. See Note 2 — Summary of Significant Accounting Policies for a discussion of the Company’s accounting policies regarding impairment of real estate assets.
During the three months ended March 31, 2022, seven properties totaling approximately 215,000 square feet with a carrying value of $32.4 million were deemed to be impaired and their carrying values were reduced to an estimated fair value of $29.1 million, resulting in impairment charges of $3.3 million, which were recorded in the condensed consolidated statements of operations. See Note 3 — Fair Value Measurements for a further discussion regarding these impairment charges.
2021 Property Acquisitions
During the three months ended March 31, 2021, the Company did not acquire any properties.
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

As of March 31, 2021
Buildings, fixtures and improvements	$192,182
Acquired in-place leases and other intangibles	134
Intangible lease liabilities	(326)
Total purchase price	$191,990
In connection with the foreclosure, the Company assumed $102.6 million of mortgage notes payable related to the assets, as further discussed in Note 10 — Repurchase Facilities, Credit Facilities and Notes Payable.
2021 Condominium Development Project
During the three months ended March 31, 2021, the Company capitalized $1.5 million of expenses as construction in progress associated with the development of condominiums acquired via foreclosure, which is included in condominium developments in the accompanying condensed consolidated balance sheets.
2021 Property Dispositions and Real Estate Assets Held for Sale
During the three months ended March 31, 2021, the Company disposed of one retail property, for a gross sales price of $3.7 million, resulting in proceeds of $3.5 million after closing costs. The Company has no continuing involvement with this property.
As of March 31, 2021, there were two properties classified as held for sale with a carrying value of $31.2 million included in assets held for sale in the accompanying condensed consolidated balance sheets. Subsequent to March 31, 2021, the Company disposed of these properties.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited) – (Continued)

2021 Impairment
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
Consolidated Joint Venture
As of March 31, 2022, the Company had an interest in a Consolidated Joint Venture that owns and manages two properties, with total assets of $6.8 million, which included $7.2 million of land, building and improvements and $641,000 of intangible assets, net of accumulated depreciation and amortization of $1.2 million, and total liabilities of $47,000. The Consolidated Joint Venture did not have any debt outstanding as of March 31, 2022. The Company has the ability to control operating and financial policies of the Consolidated Joint Venture. There are restrictions on the use of these assets as the Company would generally be required to obtain the approval of the partner (the “Consolidated Joint Venture Partner”) in accordance with the joint venture agreement for any major transactions. The Company and the Consolidated Joint Venture Partner are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.
NOTE 5 — INTANGIBLE LEASE ASSETS AND LIABILITIES
Intangible lease assets and liabilities consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands, except weighted average life remaining):

	March 31, 2022	December 31, 2021
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $73,317 and $73,923, respectively (both with a weighted average life remaining of 11.4 years)
	$211,838	$224,931
Acquired above-market leases, net of accumulated amortization of $3,502 and $3,204, respectively (with a weighted average life remaining of 13.1 years and 13.3 years, respectively)
	12,339	12,774
Total intangible lease assets, net	$224,177	$237,705
Intangible lease liabilities:
Acquired below-market leases, net of accumulated amortization of $4,458 and $9,043, respectively (with a weighted average life remaining of 13.0 years and 11.5 years, respectively)
	$21,086	$24,896
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
The following table summarizes the amortization related to the intangible lease assets and liabilities for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
In-place lease and other intangible amortization	$6,786	$7,773
Above-market lease amortization	$316	$650
Below-market lease amortization	$579	$1,466

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited) – (Continued)

As of March 31, 2022, the estimated amortization relating to the intangible lease assets and liabilities is as follows (in thousands):

	Amortization
	In-Place Leases and Other Intangibles	Above-Market Leases	Below-Market Leases
Remainder of 2022	$21,164	$1,449	$1,668
2023	26,808	1,846	2,137
2024	24,911	1,490	1,873
2025	21,740	1,358	1,745
2026	19,692	1,313	1,720
Thereafter	97,523	4,883	11,943
Total	$211,838	$12,339	$21,086
NOTE 6 — INVESTMENTS IN UNCONSOLIDATED ENTITIES
On December 16, 2021, as a result of the merger with CIM Income NAV, Inc. (“CIM Income NAV”) (the “CIM Income NAV Merger”), the Company acquired a limited partnership interest in CIM UII Onshore. CIM UII Onshore’s sole purpose is to invest all of its assets in CIM Urban Income Investments, L.P. (“CIM Urban Income”), which is a private institutional fund that acquires, owns and operates substantially stabilized, diversified real estate and real estate-related assets in urban markets primarily located throughout North America.
During the three months ended March 31, 2022, the Company recognized an equity method net gain of $5.2 million related to its investment in CIM UII Onshore. The Company recognized distributions of $531,000 related to its investment in CIM UII Onshore during the three months ended March 31, 2022, all of which was recognized as a return on investment. On March 31, 2022, the Company fully redeemed its $60.7 million investment in CIM UII Onshore, which represented less than 5% ownership of CIM UII Onshore and approximated fair value. As of March 31, 2022, the Company received redemption proceeds of $48.5 million. The remaining $12.2 million redemption proceeds were included in prepaid expenses and other assets in the condensed consolidated balance sheets as of March 31, 2022.
Additionally, during the year ended December 31, 2021, the Company entered into the Unconsolidated Joint Venture. Through the Unconsolidated Joint Venture, the Company has a 45% interest in the NewPoint JV and accounts for its investment under the equity method. The primary purpose of the NewPoint JV is to source, underwrite, close and service on an ongoing basis multifamily bridge loans, participation interests, and other debt instruments such as loans.As of March 31, 2022, the carrying value of the Company’s investment in NP JV Holdings was $78.4 million, which approximates fair value and is included in investment in unconsolidated entities on the condensed consolidated balance sheets. The Company did not receive any distributions related to its investment in NP JV Holdings during the three months ended March 31, 2022.
NOTE 7 — REAL ESTATE-RELATED SECURITIES
As of March 31, 2022, the Company had real estate-related securities with an aggregate estimated fair value of $254.3 million, which included seven CMBS, equity securities and an investment in preferred units. The CMBS mature on various dates from March 2024 through June 2058 and have interest rates ranging from 4.1% to 6.9%, with one CMBS earning a zero coupon rate. The preferred units mature on June 1, 2022 and have an interest rate of 8.9%. The following is a summary of the Company’s real estate-related securities as of March 31, 2022 (in thousands):

	Real Estate-Related Securities
	Amortized Cost Basis	Unrealized Loss	Fair Value
CMBS	$137,130	$(2,081)	$135,049
Equity securities	53,389	(2,368)	51,021
Preferred units	68,243	—	68,243
Total real estate-related securities	$258,762	$(4,449)	$254,313

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited) – (Continued)

The following table provides the activity for the real estate-related securities during the three months ended March 31, 2022 (in thousands):

	Amortized Cost Basis	Unrealized Gain (Loss)	Fair Value
Real estate-related securities as of January 1, 2022	$102,674	$2,797	$105,471
Face value of real estate-related securities acquired	151,238	—	151,238
Investment in preferred units	4,752	—	4,752
Premiums and discounts on purchase of real estate-related securities, net of acquisition costs	(372)	—	(372)
Amortization of discount on real estate-related securities	308	—	308
Realized gain on sale of real estate-related securities	(110)	(22)	(132)
Capitalized interest income on real estate-related securities	272	—	272
Unrealized loss on real estate-related securities	—	(7,224)	(7,224)
Real estate-related securities as of March 31, 2022	$258,762	$(4,449)	$254,313
During the three months ended March 31, 2022, the Company invested $97.5 million in CMBS and $4.8 million in preferred units. The Company also received $53.4 million in equity securities during the three months ended March 31, 2022 as consideration in connection with the Purchase and Sale Agreement. During the same period, the Company sold one marketable security with an aggregate carrying value of $110,000 resulting in net proceeds of $132,000 and a gain of $22,000. Unrealized gains and losses on CMBS and equity securities are recorded in other comprehensive (loss) income, with a portion of the amount subsequently reclassified into interest expense and other, net in the accompanying condensed consolidated statements of operations as securities are sold and gains and losses are recognized. During the three months ended March 31, 2022, the Company recorded $7.2 million of unrealized loss on its real estate-related securities, $4.9 million of which is included in other comprehensive (loss) income in the accompanying condensed consolidated statements of comprehensive income. The remaining $2.3 million of unrealized loss on the Company’s equity securities is included in interest expense and other, net in the accompanying condensed consolidated statements of operations.
The scheduled maturities of the Company’s CMBS and preferred units as of March 31, 2022 are as follows (in thousands):

	CMBS and Preferred Units
	Amortized Cost	Estimated Fair Value
Due within one year	$68,243	$68,243
Due after one year through five years	97,476	97,476
Due after five years through ten years	—	—
Due after ten years	39,654	37,573
Total	$205,373	$203,292
Actual maturities of real estate-related securities can differ from contractual maturities because borrowers on certain corporate credit securities may have the right to prepay their respective debt obligations at any time. In addition, factors such as prepayments and interest rates may affect the yields on such securities.
In estimating credit losses related to real estate-related securities, management considers a variety of factors, including (1) whether the Company has the intent to sell the impaired security before the recovery of its amortized cost basis, (2) whether the Company expects to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value, and (3) whether the Company expects to recover the entire amortized cost basis of the security. As of March 31, 2022, the Company had no credit losses related to real estate-related securities.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited) – (Continued)

NOTE 8 — LOANS HELD-FOR-INVESTMENT
The Company’s loans held-for-investment consisted of the following as of March 31, 2022 and December 31, 2021 (dollar amounts in thousands):

	As of March 31,	As of December 31,
	2022	2021
First mortgage loans (1)	$2,664,702	$1,968,585
Total CRE loans held-for-investment and related receivables, net	2,664,702	1,968,585
Liquid senior loans	671,569	655,516
Corporate senior loan	9,927	—
Loans held-for-investment and related receivables, net	$3,346,198	$2,624,101

Less: Current expected credit losses	$(19,150)	$(15,201)
Total loans held-for-investment and related receivable, net	$3,327,048	$2,608,900
____________________________________
(1)    As of March 31, 2022, first mortgage loans included $20.1 million of contiguous mezzanine loan components that, as a whole, have expected credit quality similar to that of a first mortgage loan.
During the three months ended March 31, 2022, the Company invested $61.0 million in liquid senior loans and invested $10.0 million in a corporate senior loan. During the same period, the Company received $21.5 million of principal payments on liquid senior loans and sold $23.9 million of liquid senior loans, resulting in proceeds of $23.8 million after closing costs and a gain of $65,000. The gain was recorded as a decrease to interest expense and other, net in the condensed consolidated statements of operations. As of March 31, 2022, the Company had $39.5 million of unfunded or unsettled liquid senior loan purchases included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.
As of March 31, 2022, the Company had $384.7 million of unfunded commitments related to CRE loans held-for-investment, the funding of which is subject to the satisfaction of borrower milestones. These commitments are not reflected in the accompanying condensed consolidated balance sheets.
The following table details overall statistics for the Company’s loans held-for-investment as of March 31, 2022 and December 31, 2021 (dollar amounts in thousands):

	CRE Loans (1) (2)		Liquid Senior Loans		Corporate Senior Loan
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Number of loans	25	22	306	295	1	—
Principal balance	$2,688,941	$1,985,722	$675,086	$659,007	$10,000	$—
Net book value	$2,653,460	$1,958,655	$663,717	$650,245	$9,871	$—
Weighted-average interest rate	3.4%	3.3%	4.0%	3.7%	7.0%	—%
Weighted-average maximum years to maturity	4.3	4.3	5.1	5.1	5.6	0
____________________________________
(1)    As of March 31, 2022, 100% of the Company’s CRE loans by principal balance earned a floating rate of interest, primarily indexed to U.S. dollar LIBOR and the Secured Overnight Financing Rate (“SOFR”).
(2)    Maximum maturity date assumes all extension options are exercised by the borrowers; however, the Company’s CRE loans may be repaid prior to such date.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited) – (Continued)

Activity relating to the Company’s loans held-for-investment portfolio was as follows (dollar amounts in thousands):

	Principal Balance	Deferred Fees / Other Items (1)	Net Book Value
Balance, January 1, 2022	$2,644,728	$(35,828)	$2,608,900
Loan originations and acquisitions	855,693	—	855,693
Sale of loans	(23,854)	85	(23,769)
Principal repayments received (2)	(102,540)	65	(102,475)
Deferred fees and other items	—	(10,076)	(10,076)
Accretion and amortization of fees and other items	—	2,724	2,724
Current expected credit losses	—	(3,949)	(3,949)
Balance, March 31, 2022	$3,374,027	$(46,979)	$3,327,048
____________________________________
(1)    Other items primarily consist of current expected credit losses (as discussed below), purchase discounts or premiums, accretion of exit fees and deferred origination expenses.
(2)    Includes the repayment of a $80.9 million first mortgage loan prior to the maturity date.
Current Expected Credit Losses
Current expected credit losses reflect the Company’s current estimate of potential credit losses related to the loans held-for-investment included in the Company’s condensed consolidated balance sheets. Refer to Note 2 — Summary of Significant Accounting Policies for further discussion of the Company’s current expected credit losses.
The following table presents the activity in the Company’s current expected credit losses by loan type for the three months ended March 31, 2022 (dollar amounts in thousands):

	First Mortgage Loans	Unfunded First Mortgage Loans (1)	Liquid Senior Loans	Unfunded or Unsettled Liquid Senior Loans (1)	Corporate Senior Loan	Total
Current expected credit losses as of January 1, 2022	$9,930	$—	$5,271	$—	$—	$15,201
Provision for credit losses	1,312	360	2,581	400	56	4,709
Current expected credit losses as of March 31, 2022	$11,242	$360	$7,852	$400	$56	$19,910
____________________________________
(1)Current expected losses for unfunded or unsettled loan commitments are included in accrued expenses and accounts payable in the condensed consolidated balance sheets.
Changes to current expected credit losses are recognized through net income (loss) on the Company’s condensed consolidated statements of operations.
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
The Company also classifies a financial instrument as a troubled debt restructuring when receivables from third parties, real estate, or other assets are transferred from the debtor to the creditor in order to fully or partially satisfy a debt, such as in the event of a foreclosure or repossession. During the year ended December 31, 2019, the borrower on the Company’s eight  mezzanine loans became delinquent on certain required reserve payments. Throughout 2020, the borrower remained delinquent on the required reserve payments and became delinquent on principal and interest. As a result, the Company classified the loans as a troubled debt restructuring and commenced foreclosure proceedings during the year ended December 31, 2020. Upon completing foreclosure in January 2021, the Company took control of the assets which previously secured the loans, including

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited) – (Continued)

75 condominium units and 21 rental units across four buildings. As a result of the foreclosure, the Company recorded a $58.0 million decrease to its provision for credit losses related to its mezzanine loans during the three months ended March 31, 2021. During the three months ended March 31, 2022, the Company recorded a $3.9 million net increase to the provision for credit losses related to its first mortgage loans, liquid senior loans, and its corporate senior loan to reflect the estimated fair value of such loans, bringing the total current expected credit losses to $19.2 million as of March 31, 2022.
Risk Ratings
As further described in Note 2 — Summary of Significant Accounting Policies, the Company evaluates its loans held-for-investment portfolio on a quarterly basis. Each quarter, the Company assesses the risk factors of each loan, and assigns a risk rating based on several factors. Factors considered in the assessment include, but are not limited to, loan and credit structure, current LTV ratio, debt yield, collateral performance, and the quality and condition of the sponsor, borrower, and guarantor(s). Loans are rated “1” (less risk) through “5” (greater risk), which ratings are defined in Note 2 — Summary of Significant Accounting Policies.
The Company’s primary credit quality indicator is its risk ratings, which are further discussed above. The following table presents the net book value of the Company’s loans held-for-investment portfolio as of March 31, 2022 by year of origination, loan type, and risk rating (dollar amounts in thousands):

		Amortized Cost of Loans Held-For-Investment by Year of Origination (1)
		As of March 31, 2022
	Number of Loans	2022	2021	2020	2019	Total
First mortgage loans by internal risk rating:
1	—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—
3	25	757,254	1,714,550	145,133	47,765	2,664,702
4	—	—	—	—	—	—
5	—	—	—	—	—	—
Total first mortgage loans	25	757,254	1,714,550	145,133	47,765	2,664,702
Liquid senior loans by internal risk rating:
1	—	—	—	—	—	—
2	2	—	—	5,338	—	5,338
3	298	45,447	347,678	256,586	3,031	652,742
4	6	3,314	—	10,175	—	13,489
5	—	—	—	—	—	—
Total liquid senior loans	306	48,761	347,678	272,099	3,031	671,569
Corporate senior loan by internal risk rating:
1	—	—	—	—	—	—
2	—	—	—	—	—	—
3	1	9,927	—	—	—	9,927
4	—	—	—	—	—	—
5	—	—	—	—	—	—
Total corporate senior loan	1	9,927	—	—	—	9,927
Less: Current expected credit losses						(19,150)
Total loans held-for-investment and related receivables, net	332					$3,327,048
Weighted Average Risk Rating (2)						3.0
____________________________________
(1)    Date loan was originated or acquired by the Company. Origination dates are subsequently updated to reflect material loan modifications.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited) – (Continued)

(2)    Weighted average risk rating calculated based on carrying value at period end.
NOTE 9 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. During the three months ended March 31, 2022, one of the Company’s interest rate swap agreements matured, and the Company terminated one interest rate swap agreement prior to the maturity date. As of March 31, 2022, the Company had five non-designated interest rate cap agreements and three interest rate swap agreements designated as hedging instruments.
The following table summarizes the terms of the Company’s interest rate cap agreements and interest rate swap agreements designated as hedging instruments as of March 31, 2022 and December 31, 2021 (dollar amounts in thousands):

		Outstanding Notional				Fair Value of Assets (Liabilities) as of
	Balance Sheet	Amount as of	Interest	Effective	Maturity	March 31,	December 31,
	Location	March 31, 2022	Rates (1)	Dates	Dates	2022	2021
Interest Rate Caps	Prepaid expenses and other assets	$752,553	4.81% to 5.45%	5/7/2021 to 7/15/2021	5/9/2022 to 7/15/2023	$1,355	$179
Interest Rate Swaps	Deferred rental income, derivative liabilities and other liabilities	$155,800	3.31% to 4.84%	6/27/2017 to 9/30/2019	7/1/2022 to 9/6/2022	$(976)	$(2,466)

(1)The interest rate consists of the underlying index swapped or capped to a fixed rate as of March 31, 2022.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the derivative instruments is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company has interest rate caps that are used to manage exposure to interest rate movements, but do not meet the requirements to be designated as hedging instruments. The change in fair value of the derivative instruments that are not designated as hedges is recorded directly to earnings in interest expense and other, net on the accompanying condensed consolidated statements of operations. During the three months ended March 31, 2022, the Company had interest rate swaps designated as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the derivative instruments designated as hedges is recorded in other comprehensive (loss) income, with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the three months ended March 31, 2022, the amount of gain reclassified from other comprehensive (loss) income as a decrease to interest expense was $7,000. For the three months ended March 31, 2021, the amount of loss reclassified from other comprehensive (loss) income as an increase to interest expense was $3.1 million. The total unrealized gain on interest rate swaps of $1.6 million as of March 31, 2022, and the total unrealized gain on interest rate swaps of $152,000 as of December 31, 2021, respectively, is included in accumulated other comprehensive (loss) income in the accompanying condensed consolidated statements of stockholders’ equity. During the next 12 months, the Company estimates that $1.1 million will be reclassified from other comprehensive (loss) income as an increase to interest expense. The Company includes cash flows from interest rate swap agreements in net cash flows provided by operating activities on its condensed consolidated statements of cash flows, as the Company’s accounting policy is to present cash flows from hedging instruments in the same category in its condensed consolidated statements of cash flows as the category for cash flows from the hedged items.
The Company has agreements with each of its derivative counterparties that contain provisions whereby if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value, inclusive of interest payments and accrued interest of $1.0 million as of March 31, 2022. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its derivative instruments based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the derivative instruments as of March 31, 2022.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited) – (Continued)

NOTE 10 — REPURCHASE FACILITIES, CREDIT FACILITIES AND NOTES PAYABLE
As of March 31, 2022, the Company had $4.2 billion of debt outstanding, including net deferred financing costs, with a weighted average years to maturity of 3.2 years and a weighted average interest rate of 2.7%. The weighted average years to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date.
The following table summarizes the debt balances as of March 31, 2022 and December 31, 2021, and the debt activity for the three months ended March 31, 2022 (in thousands):

		During the Three Months Ended March 31, 2022
	Balance as of December 31, 2021	Debt Issuances & Assumptions (1)	Repayments & Modifications (2)	Accretion & (Amortization)	Balance as of March 31, 2022
Notes payable – fixed rate debt	$471,967	$—	$(72,558)	$—	$399,409
Notes payable – variable rate debt	70,268	62,775	(10,555)	—	122,488
First lien mortgage loan	650,000	—	(493,839)	—	156,161
ABS mortgage notes	770,775	—	(1,935)	—	768,840
Credit facilities	910,000	82,000	(218,000)	—	774,000
Repurchase facilities	1,298,414	758,285	(76,375)	—	1,980,324
Total debt	4,171,424	903,060	(873,262)	—	4,201,222
Deferred costs – credit facility (3)	(143)	(213)	—	75	(281)
Deferred costs – fixed rate debt and first lien mortgage loan	(11,678)	—	7,068	1,382	(3,228)
Deferred costs – variable rate debt	(271)	(685)	—	182	(774)
Deferred costs – ABS mortgage notes	(16,127)	—	—	501	(15,626)
Total debt, net	$4,143,205	$902,162	$(866,194)	$2,140	$4,181,313
____________________________________
(1)Includes deferred financing costs incurred during the period.
(2)In connection with the repayment of certain mortgage notes, the Company recognized a loss on extinguishment of debt of $10.9 million during the three months ended March 31, 2022.
(3)Deferred costs related to the term portion of the CIM Income NAV Credit Facility (as defined below).
Notes Payable
As of March 31, 2022, the fixed rate debt outstanding of $399.4 million included $15.8 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rates per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 3.6% to 4.6% per annum. The fixed rate debt outstanding matures on various dates from May 2022 through February 2025. Should a loan not be repaid by its scheduled repayment date, the applicable interest rate may increase as specified in the respective loan agreement. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $685.3 million as of March 31, 2022. Each of the mortgage notes payable comprising the fixed rate debt is secured by the respective properties on which the debt was placed.
Upon completing foreclosure proceedings to take control of the assets which previously secured the Company’s mezzanine loans in January 2021, the Company assumed $102.6 million in variable rate debt related to the underlying properties. As of March 31, 2022, the Company had $122.5 million of variable rate debt outstanding, which included $62.8 million of borrowings financed through a note on note financing arrangement with Massachusetts Mutual Life Insurance Company (the “Mass Mutual Financing”), which had a weighted average interest rate of 3.9%.The variable rate debt outstanding matures on various dates from May 2022 to July 2027.
First Lien Mortgage Loan
On July 15, 2021, JPMorgan Chase Bank, N.A., as administrative agent (“JPMorgan Chase”), and DBR Investments Co. Limited originated a $650.0 million first lien mortgage loan (the “Mortgage Loan”) to 114 single purpose entities (the “Borrowers”), each of which is an affiliate of the Company and is managed on a day-to-day basis by affiliates of CIM. As of

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited) – (Continued)

March 31, 2022, the Mortgage Loan is secured by, among other things, cross-collateralized and cross-defaulted first priority mortgages, deeds of trust, security agreements or other similar security instruments on the Borrowers’ fee simple interests in 57 properties, comprised of one anchored shopping center, 54 single-tenant retail properties, one office property and one industrial property. As of March 31, 2022, the aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the notes was $365.9 million. Amounts outstanding on the Mortgage Loan totaled $156.2 million with a weighted average interest rate of 4.8% as of March 31, 2022. The Mortgage Loan is a floating-rate, interest-only, non-recourse loan with a two-year initial term ending on August 9, 2023, with three one-year extension options, subject to certain conditions.
ABS Mortgage Notes
On July 28, 2021, the Company issued $774.0 million aggregate principal amount of asset backed securities (“ABS”) mortgage notes, Series 2021-1 (the “Class A Notes”) in six classes, as shown below:

Class of Notes	Initial Principal Balance	Note Rate	Anticipated Repayment Date	Rated Final Payment Date	Credit Rating (1)
A-1 (AAA)	$146,400,000	2.09%	July 2028	July 2051	AAA (sf)
A-2 (AAA)	$219,600,000	2.57%	July 2031	July 2051	AAA (sf)
A-3 (AA)	$39,200,000	2.51%	July 2028	July 2051	AA (sf)
A-4 (AA)	$58,800,000	3.04%	July 2031	July 2051	AA (sf)
A-5 (A)	$124,000,000	2.91%	July 2028	July 2051	A (sf)
A-6 (A)	$186,000,000	3.44%	July 2031	July 2051	A (sf)
____________________________________
(1)Reflects credit rating from Standard & Poor’s Financial Services LLC (“Standard & Poor’s”).
The collateral pool for the Class A Notes is comprised of 168 of the Company’s double- and triple-net leased single tenant properties, together with the related leases and certain other rights and interests. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the Class A Notes was $977.3 million. As of March 31, 2022, amounts outstanding on the Class A Notes totaled $768.8 million with a weighted average interest rate of 2.8%. The Company may prepay the Class A Notes in full on or after the payment date beginning in July 2026 for the Class A-1 (AAA) Notes, the Class A-3 (AA) Notes and the Class A-5 (A) Notes, and on or after the payment date in July 2028 for the Class A-2 (AAA) Notes, the Class A-4 (AA) Notes and the Class A-6 (A) Notes.
Credit Facilities
On December 16, 2021, as a result of the CIM Income NAV Merger, a subsidiary of the Company assumed CIM Income NAV’s obligations pursuant to the credit agreement by and among CIM Income NAV Operating Partnership, LP, the operating partnership of CIM Income NAV (“CIM Income NAV OP”), JPMorgan Chase, as administrative agent, and the lender parties thereto (the “CIM Income NAV Credit Agreement”), including as guarantor under a guaranty provided by CIM Income NAV, and as modified by a modification agreement dated as of September 6, 2017 and subsequently modified following the consummation of the CIM Income NAV Merger by a second modification agreement on December 16, 2021. The CIM Income NAV Credit Agreement allows for borrowings of up to $425.0 million (the “CIM Income NAV Credit Facility”). The CIM Income NAV Credit Facility includes $212.5 million in term loans (the “CIM Income NAV Term Loans”) and up to $212.5 million in revolving loans (the “CIM Income NAV Revolving Loans”). The CIM Income NAV Term Loans and the CIM Income NAV Revolving Loans mature on September 6, 2022.
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
As of March 31, 2022, $40.0 million was outstanding under the CIM Income NAV Revolving Loans. As of March 31, 2022, the CIM Income NAV Term Loans outstanding totaled $212.5 million, $140.0 million of which is subject to interest rate swap agreements (the “Swapped Term Loans”). The interest rate swap agreements had the effect of fixing the Eurodollar Rate

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited) – (Continued)

per annum of the Swapped Term Loans at an all-in rate of 4.4%. As of March 31, 2022, the Company had $252.5 million outstanding under the CIM Income NAV Credit Facility at a weighted average interest rate of 3.8% and $172.5 million in unused capacity, subject to borrowing availability. The Company had available borrowings of $171.6 million as of March 31, 2022.
The CIM Income NAV Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the CIM Income NAV Credit Agreement requires the Company to maintain a minimum consolidated net worth greater than or equal to the total of (i) $367.1 million, plus (ii) 75% of the aggregate increases in stockholders’ equity of the Company, minus (iii) the aggregate amount of any redemptions or similar transactions (but not to exceed the amount in clause (ii) above) and a leverage ratio less than or equal to 60%. The CIM Income NAV Credit Agreement requires the Company to maintain a fixed charge coverage ratio greater than 1.50 to 1.00, an unsecured debt to unencumbered asset value ratio equal to or less than 60%, an unsecured debt service coverage ratio greater than 1.75 to 1.00, a secured debt ratio equal to or less than 40% and the amount of secured debt that is real estate recourse debt at no greater than 15% of total asset value. The Company believes it was in compliance with the financial covenants under the CIM Income NAV Credit Agreement, as well as the financial covenants under the Company’s various fixed and variable rate debt agreements, as of March 31, 2022.
On December 31, 2019 (the “Closing Date”), CMFT Corporate Credit Securities, LLC, an indirect wholly-owned, bankruptcy-remote subsidiary of the Company, entered into a revolving credit and security agreement (the “Credit and Security Agreement”) with the lenders from time to time parties thereto, Citibank, N.A. (“Citibank”), as administrative agent, CMFT Securities Investments, LLC, a wholly-owned subsidiary of the Company (“CMFT Securities”), as equityholder and as collateral manager, Citibank (acting through its Agency & Trust division), as both a collateral agent and as a collateral custodian, and Virtus Group, LP, as collateral administrator. During the year ended December 31, 2021, the Company amended the Credit and Security Agreement (the “Second Amended Credit and Security Agreement”) by increasing available borrowings under the revolving credit facility to an aggregate principal amount up to $550.0 million (the “Credit Securities Revolver”). The Credit Securities Revolver may be increased from time to time pursuant to the Second Amended Credit and Security Agreement. As of March 31, 2022, the amounts borrowed and outstanding under the Credit Securities Revolver totaled $521.5 million at a weighted average interest rate of 2.5%.
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
The Company believes it was in compliance with the financial covenants under the Company’s various fixed and variable rate debt agreements, as of March 31, 2022.
Repurchase Facilities
As of March 31, 2022, indirect wholly-owned subsidiaries of the Company (collectively, the “CMFT Lending Subs”), had Master Repurchase Agreements with Citibank, Barclays Bank PLC (“Barclays”), Wells Fargo Bank, N.A. (“Wells Fargo”), and Deutsche Bank AG (“Deutsche Bank”) (collectively, the “Repurchase Agreements”) to provide financing primarily through each bank’s purchase of the Company’s CRE mortgage loans and future funding advances (the “Repurchase Facilities”).
The following table is a summary of the Repurchase Facilities as of March 31, 2022 (dollar amounts in thousands):

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited) – (Continued)

Repurchase Facility	Date of Agreement	Maturity Date(1)	Maximum Facility Size(2)	Weighted Average Interest Rate		Carrying Value of Loans Financed under Repurchase Facility	Amount Financed
Citibank	6/4/2020	8/17/2024	$400,000	2.1%	(3)	$450,919	$322,416
Barclays	9/21/2020	9/21/2024	1,250,000	2.1%	(3)	1,145,974	906,937
Wells Fargo	5/20/2021	5/19/2024	750,000	1.8%	(3)	807,354	657,598
Deutsche Bank	10/8/2021	10/8/2022	300,000	2.3%	(4)	120,256	93,373
Total			$2,700,000			$2,524,503	$1,980,324
__________________________________
(1)The repurchase facilities with Citibank, Barclays, and Wells Fargo were set to mature on various dates between June 2023 and May 2024, with up to two one-year extension options, while the repurchase facility with Deutsche Bank (“Deutsche Bank Repurchase Facility”) is set to mature on October 8, 2022, with four one-year extension options, all of which are subject to certain conditions set forth in the Repurchase Agreements.
(2)During the three months ended March 31, 2022, the Company increased the Barclays Repurchase Facility and the repurchase facility with Wells Fargo (the “Wells Fargo Repurchase Facility”) to provide up to $1.25 billion and $750.0 million, respectively, in financing.
(3)Advances under the repurchase agreement accrue interest at per annum rates based on the one-month LIBOR, plus a spread ranging from 1.25% to 2.15% to be determined on a case-by-case basis between Citibank, Barclays or Wells Fargo and the CMFT Lending Subs.
(4)Under the Amended and Restated Master Repurchase Agreement with Deutsche Bank, advances under the repurchase agreement may be made based on one-month Term SOFR (as such term is defined in the repurchase agreement) plus a spread designated by Deutsche Bank and the interest rate used for certain existing advances under the existing Deutsche Bank Repurchase Facility may be converted from the one-month LIBOR to one-month SOFR plus a spread ranging from 1.90% to 2.00%.
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
The Repurchase Agreements and the Guaranties contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. In addition, the Guaranties contain financial covenants that require the Company to maintain: (i) minimum liquidity of not less than the lower of (a) $50.0 million and (b) the greater of (A) $10.0 million and (B) 5% of the Company’s recourse indebtedness, as defined in the Guaranties; (ii) minimum consolidated net worth greater than or equal to $1.0 billion plus (a) 75% of the equity issued by the Company following the respective closing dates of the Repurchase Agreements (the “Repurchase Closing Dates”) minus (b) the aggregate amount of any redemptions or similar transaction by the Company from the Repurchase Closing Dates; (iii) maximum leverage ratio of total indebtedness to total equity less than or equal to 80%; and (iv) minimum interest coverage ratio of EBITDA (as defined in the Guaranties) to interest expense equal to or greater than 1.40. The Company believes it was in compliance with the financial covenants under the Repurchase Agreements as of March 31, 2022.
Maturities
Liquidity and Financial Condition — The Company had $618.1 million of debt maturing within the next 12 months following the date these financial statements are issued. The Company plans to enter into new financing arrangements or refinance existing arrangements to meet its obligations as they become due, which management believes is probable based on the current LTV ratios, the occupancy of the Company’s properties and assessment of the current lending environment. Additionally, in the normal course of business, the Company is in discussions with its lenders to extend, amend or replace any financing facilities which contain near term expirations. The Company plans to use cash on hand, proceeds from real estate asset dispositions, net cash provided by operations, borrowings available under the credit facilities and the entry into new financing arrangements, which management believes will be sufficient to meet its obligations as they become due in the ordinary course of business for at least 12 months following the date these financial statements are issued.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited) – (Continued)

The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt subsequent to March 31, 2022 (in thousands):

Principal Repayments
Remainder of 2022	$434,406
2023	429,029
2024	2,499,542
2025	16,950
2026	—
Thereafter	821,295
Total	$4,201,222
NOTE 11 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation and claims. The Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or of which the Company’s properties are the subject.
Unfunded Commitments
As of March 31, 2022, the Company had $384.7 million of unfunded commitments related to its existing CRE loans held-for-investment and $16.2 million of unfunded commitments related to NP JV Holdings. These commitments are not reflected in the accompanying condensed consolidated balance sheet.
Unfunded Liquid Senior Loans
As of March 31, 2022, the Company had $39.5 million of unfunded or unsettled liquid senior loan acquisitions, $24.3 million of which settled subsequent to March 31, 2022. Unfunded and unsettled acquisitions are included in cash and cash equivalents in the accompanying condensed consolidated balance sheet.
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
NOTE 12 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred fees and expenses payable to CMFT Management and certain of its affiliates in connection with the acquisition, management and disposition of its assets. On August 20, 2019, the Company and CMFT Management entered into an Amended and Restated Management Agreement (the “Management Agreement”), which amended and restated that certain Advisory Agreement between the parties dated January 24, 2012.
Management and investment advisory fees
The Company pays CMFT Management a management fee, payable quarterly in arrears, equal to the greater of (a) $250,000 per annum ($62,500 per quarter) and (b) 1.50% per annum (0.375% per quarter) of the Company’s Equity (as defined in the Management Agreement).

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited) – (Continued)

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
Incentive compensation
CMFT Management is entitled to receive incentive compensation, payable with respect to each quarter, which is generally equal to the excess of (a) the product of (i) 20% and (ii) the excess of (A) Core Earnings (as defined in the Management Agreement) of the Company for the previous 12-month period, over (B) the product of (1) the Company’s Consolidated Equity (as defined in the Management Agreement) in the previous 12-month period, and (2) 7% per annum, over (b) the sum of any incentive compensation paid to CMFT Management with respect to the first three calendar quarters of such previous 12-month period (or such lesser number of completed calendar quarters preceding the applicable period, if applicable). During the three months ended March 31, 2022 and 2021, no incentive compensation fees were incurred.
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
The Company recorded fees and expense reimbursements as shown in the table below for services provided by CMFT Management or its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Management fees	$13,347	$11,577
Expense reimbursements to related parties	$3,694	$2,661
Due to Affiliates
Of the amounts shown above, $16.1 million and $15.4 million had been incurred, but not yet paid, for services provided by CMFT Management or its affiliates in connection with the management and operating activities during the three months ended March 31, 2022 and 2021, respectively, and such amounts were recorded as liabilities of the Company as of such dates.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited) – (Continued)

Development Management Agreements
On January 7, 2021, the Company completed foreclosure proceedings to take control of the assets which previously secured its mezzanine loans, including 75 condominium units and 21 rental units across four buildings in New York. Upon foreclosure, and with the approval of the valuation, compensation and affiliate transactions committee of the Board, CIM NY Management, LLC, an affiliate of the Company’s manager, CMFT Management, entered into a Development Management Agreement with the indirect wholly owned subsidiaries of the Company that own each of the four buildings (the “Building Owners”), wherein CIM NY Management, LLC will act as project manager in overseeing the development and construction of property improvements in accordance with each respective Development Management Agreement (the “Development Services”). In consideration for the Development Services, CIM NY Management, LLC will receive a development management fee from the Building Owners equal to 4% of the aggregate gross project costs expended during the term of the Development Management Agreement, subject to the conditions in each respective Development Management Agreement. Additionally, CIM NY Management, LLC is reimbursed by the Building Owners for expenses incurred in connection with the Development Services, including services provided that are incidental to but not part of the Development Services. The Development Management Agreement shall remain in effect until the project completion date, and is terminable by either party with fifteen days prior notice to the other party, with or without cause.
Affiliated Investments
In September 2021, the Company co-invested in $68.4 million in preferred units and $138.8 million in a mortgage loan to a third-party for the purchase of a multi-family, office and retail building in Fort Lauderdale, Florida with CIM Real Assets & Credit Fund, a fund that is advised by affiliates of CMFT Management (“CIM RACR”). During the three months ended March 31, 2022, the Company and CIM RACR upsized their investment in the preferred units with an additional $4.8 million and $364,000, respectively, and upsized their investment in the mortgage loan with an additional $6.4 million and $490,000, respectively. As of March 31, 2022, the Company had $68.2 million invested in preferred units and $135.3 million invested in the mortgage loan.
In October 2021, the Company invested in a $130.0 million first mortgage loan, with an initial advance of $119.0 million, to a third-party, the proceeds of which were used to finance the acquisition of a property from a fund that is advised by an affiliate of CMFT Management. As of March 31, 2022, $120.4 million of the first mortgage loan was outstanding. An affiliate of CMFT Management serves as the property manager for this property and has entered into a subordination agreement with the Company in connection with the loan.
In November 2021, the Company entered into the Unconsolidated Joint Venture (the “MT-FT JV”) with CMMT Holdings, LLC, a fund that is advised by an affiliate of CMFT Management, for the purposes of investing in the Newpoint JV. The Company owns 50% of the equity interests of the MT-FT JV and has committed to fund capital to the MT-FT JV up to $112.5 million, of which $78.3 million has been funded. For more information on the NewPointJV, see Note 2 — Summary of Significant Accounting Policies. Subsequent to March 31, 2022, the Company contributed an additional $18.7 million in capital to NP JV Holdings.
In December 2021, the Company invested in a $155.0 million first mortgage loan, with an initial advance of $154.0 million, to a third-party, the proceeds of which were used to finance the acquisition of a property from a fund that is advised by an affiliate of CMFT Management. As of March 31, 2022, $154.0 million of the first mortgage loan was outstanding. Subsequent to March 31, 2022, the Company invested in a $147.0 million first mortgage loan, with an initial advance of $143.0 million, to a third-party, which was previously funded by a fund that is advised by an affiliate of CMFT Management.
As a result of the CIM Income NAV Merger, the Company had an investment in CIM UII Onshore, a fund that is advised by an affiliate of CMFT Management, which was fully redeemed for $60.7 million on March 31, 2022. See Note 2 — Summary of Significant Accounting Policies for more information on the CIM UII Onshore investment.
During the three months ended March 31, 2022, the Company and CIM RACR co-invested $10.0 million and $1.9 million, respectively, in a corporate senior loan to a third-party. As of March 31, 2022, $10.0 million of the corporate senior loan was outstanding. Subsequent to March 31, 2022, the Company and CIM RACR co-invested $17.7 million and $5.0 million, respectively, in a corporate senior loan to a third-party. The Sub-Advisor provided investment management services related to this corporate senior loan pursuant to the Sub-Advisory Agreement.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited) – (Continued)

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
NOTE 14 — STOCKHOLDERS’ EQUITY
Equity-Based Compensation
On August 10, 2018, the Board approved the adoption of the Company’s 2018 Equity Incentive Plan (the “2018 Plan”), under which 400,000 of the Company’s shares of common stock were reserved for issuance and awards of approximately 306,000 shares of common stock were available for future grant at March 31, 2022. On April 27, 2022, the Board and the compensation committee of the Board approved, subject to stockholder approval, the Amended and Restated CIM Real Estate Finance Trust, Inc. 2022 Equity Incentive Plan (the “2022 Plan”). The 2022 Plan would supersede and replace the 2018 Plan. Awards that are granted on or after the effective date of the 2022 Plan will be subject to the terms and provisions of the 2022 Plan. The total number of shares of Company common stock reserved and available for issuance under the 2022 Plan at any time during the term of the 2022 Plan shall be 250,000 shares, which is a reduction from 400,000 shares authorized for issuance under the 2018 Plan. Under the 2022 Plan, the Board or the compensation committee of the Board has the authority to grant certain awards to employees, non-employee directors, and consultants or advisors of the Company, including stock option awards, restricted stock awards or deferred stock awards, which awards will further align such persons’ interests with the interests of the Company’s stockholders. The Board or the compensation committee of the Board also has the authority to determine the terms of any award granted pursuant to the 2022 Plan, including vesting schedules, restrictions and acceleration of any restrictions. The 2022 Plan may be amended or terminated by the Board or the compensation committee of the Board at any time, subject to the right of the Company’s stockholders to approve certain amendments.
As of March 31, 2022, the Company has granted awards of approximately 94,000 restricted shares in the aggregate to the independent members of the Board under the 2018 Plan. As of March 31, 2022, 73,000 of the restricted shares had vested based on one year of continuous service. The remaining 21,000 restricted shares issued had not vested or been forfeited as of March 31, 2022. The fair value of the Company’s share awards is determined using the Company’s per share NAV on the date of grant. Compensation expense related to the restricted shares is recognized over the vesting period. The Company recorded compensation expense of $37,000 and $40,000 for the three months ended March 31, 2022 and 2021, respectively, related to the restricted shares, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. As of March 31, 2022, there was $76,000 of total unrecognized compensation expense related to these restricted shares, which will be recognized ratably over the remaining period of service prior to October 2022.
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
As of March 31, 2022, the Company’s leases had a weighted-average remaining term of 9.8 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited) – (Continued)

As of March 31, 2022, the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, was as follows (in thousands):

Future Minimum Rental Income
Remainder of 2022	$157,093
2023	204,036
2024	197,687
2025	190,190
2026	179,233
Thereafter	1,219,950
Total	$2,148,189
A certain amount of the Company’s rental and other property income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the three months ended March 31, 2022 and 2021, the amount of the contingent rent earned by the Company was not significant.
Rental and other property income during the three months ended March 31, 2022 and 2021 consisted of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Fixed rental and other property income (1)	$64,706	$66,541
Variable rental and other property income (2)	9,030	10,389
Total rental and other property income	$73,736	$76,930
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
The Company has one property subject to a non-cancelable operating ground lease with a remaining term of 11.4 years, with a lease liability (in deferred rental income, derivative liabilities and other liabilities) and a related ROU asset (in prepaid expenses and other assets) of $2.2 million in the condensed consolidated balance sheets. The lease liability and ROU asset were initially measured at the present value of the future minimum lease payments using a discount rate of 4.3%. This reflects the Company’s incremental borrowing rate, which was calculated based on the interest rate the Company would incur to borrow on a fully collateralized basis over a term similar to the lease.
The Company recognized $63,000 of ground lease expense during the three months ended March 31, 2022, of which $61,000 was paid in cash during the period it was recognized. As of March 31, 2022, the Company’s scheduled future minimum rental payments related to its operating ground lease is approximately $187,000 for the remainder of 2022, $250,000 annually for 2023 through 2027, and $1.4 million thereafter through the maturity date of the lease in August 2033.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited) – (Continued)

The following tables present segment reporting for the three months ended March 31, 2022 and 2021 (in thousands):

	Real Estate	Credit	Corporate/Other (1) (2)	Company Total
Three Months Ended March 31, 2022
Rental and other property income	$73,639	$—	$97	$73,736
Interest income	—	31,463	—	31,463
Total revenues	73,639	31,463	97	105,199

General and administrative	149	230	3,096	3,475
Property operating	7,136	—	591	7,727
Real estate tax	6,350	—	363	6,713
Expense reimbursements to related parties	—	—	3,694	3,694
Management fees	7,131	6,216	—	13,347
Transaction-related	7	—	—	7
Depreciation and amortization	19,141	—	—	19,141
Real estate impairment	3,291	—	—	3,291
Increase in provision for credit losses	—	4,709	—	4,709
Total operating expenses	43,205	11,155	7,744	62,104
Gain on disposition of real estate and condominium developments, net	29,265	—	3,309	32,574
Operating income (loss)	59,699	20,308	(4,338)	75,669
Other expense:
Gain on investment in unconsolidated entities	—	168	5,172	5,340
Interest expense and other, net	(13,839)	(13,914)	(3,284)	(31,037)
Loss on extinguishment of debt	(10,737)	—	(134)	(10,871)
Segment net income (loss)	$35,123	$6,562	$(2,584)	$39,101
Net income allocated to noncontrolling interest	9	—	—	9
Segment net income (loss) attributable to the Company	35,114	6,562	(2,584)	39,092
Total assets as of March 31, 2022	$2,919,412	$3,767,306	$281,702	$6,968,420
__________________________________
(1)Includes condominium and rental units acquired via foreclosure during the year ended December 31, 2021.
(2)Includes the Company’s investment in CIM UII Onshore.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited) – (Continued)

	Real Estate	Credit	Corporate/Other	Company Total
Three Months Ended March 31, 2021
Rental and other property income	$76,794	$—	$136	$76,930
Interest income	—	11,953	—	11,953
Total revenues	76,794	11,953	136	88,883

General and administrative	64	376	3,988	4,428
Property operating	8,523	—	1,596	10,119
Real estate tax	7,869	—	4,350	12,219
Expense reimbursements to related parties	—	—	2,661	2,661
Management fees	—	—	11,577	11,577
Transaction-related	4	—	—	4
Depreciation and amortization	25,738	—	—	25,738
Real estate impairment	4,300	—	—	4,300
Increase in provision for credit losses	—	568	—	568
Total operating expenses	46,498	944	24,172	71,614
Operating income (loss)	30,296	11,009	(24,036)	17,269
Other expense:
Interest expense and other, net	(4,116)	(3,547)	(12,359)	(20,022)
Segment net income (loss)	$26,180	$7,462	$(36,395)	$(2,753)

Total assets as of March 31, 2021	$3,371,496	$1,155,640	$194,718	$4,721,854
NOTE 17 — SUBSEQUENT EVENTS
Redemptions of Shares of Common Stock
Subsequent to March 31, 2022, the Company redeemed approximately 1.4 million shares for $9.9 million (at a redemption price of $7.20 per share). The remaining redemption requests received during the three months ended March 31, 2022 totaling approximately 23.8 million shares went unfulfilled.
Property Dispositions
Subsequent to March 31, 2022, the sale of 23 properties under contract for sale pursuant to the Purchase and Sale Agreement closed for total consideration of $289.2 million. The remaining two properties are expected to close in the second quarter of 2022.
 In addition to the properties disposed of pursuant to the Purchase and Sale Agreement, the Company disposed of four properties and a condominium unit subsequent to March 31, 2022 for an aggregate gross sales price of $27.3 million, resulting in net proceeds of $26.1 million after closing costs and mortgage note payoffs and a net gain of approximately $1.8 million. The Company has no continuing involvement with these properties.
CRE Loans
Subsequent to March 31, 2022, the Company originated a first mortgage loan with a principal balance of $147.0 million and unfunded commitments of $4.0 million, the funding of which is subject to the satisfaction of borrower milestones.
Liquid Senior Loans
Subsequent to March 31, 2022, the Company settled $29.4 million of liquid senior loan transactions, $24.3 million of which were traded as of March 31, 2022.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022 (Unaudited) – (Continued)

Corporate Senior Loans
Subsequent to March 31, 2022, the Company invested $17.7 million in a corporate senior loan to a third-party.
NP JV Holdings
Subsequent to March 31, 2022, the Company contributed an additional $18.7 million in capital to NP JV Holdings.
Mortgage Notes Payable
Subsequent to March 31, 2022, the Company extended the maturity date on $59.7 million of its mortgage note payable that was set to mature in May 2022, extending the date of maturity to July 11, 2022. In addition, subsequent to March 31, 2022, one of the Company’s mortgage notes payable matured and the Company repaid in full $5.1 million.
Repurchase Facilities
Subsequent to March 31, 2022, one of the Company’s first mortgage loans was financed under the Deutsche Bank Repurchase Facility for $45.5 million.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. Certain risks may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a complete discussion of such risk factors, see Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in “Part I — Financial Information” of this Quarterly Report on Form 10-Q, including the notes to the condensed consolidated financial statements contained therein, and the terms “we,” “us,” “our” and the “Company” refer to CIM Real Estate Finance Trust, Inc.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” (within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect our expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by the use of words such as “may,” “will,” “seek,” “expects,” “anticipates,” “believes,” “targets,” “intends,” “should,” “estimates,” “could,” “continue,” “assume,” “projects,” “plans” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. In addition, these risks and uncertainties include those associated with (i) the scope, severity and duration of the current pandemic of COVID-19 and actions taken to contain the pandemic or mitigate its impact, (ii) the potential adverse effect of the COVID-19 pandemic on the financial condition, results of operations, cash flows and performance of the Company and its tenants, the real estate market and the global economy and financial markets, among others, and (iii) general economic, market and other conditions. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or new information, future events or otherwise, except as may be required to satisfy our obligations under federal securities law. The forward-looking statements should be read in light of the risk factors identified in Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021.
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
•Our credit and real estate investments subject us to the political, economic, capital markets and other conditions in the United States, including with respect to the effects of the COVID-19 pandemic and other events that impact the United States.
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
As of March 31, 2022, we owned 445 properties, which consisted of 400 retail properties, 19 anchored shopping centers, 14 industrial properties and 12 office properties, representing 38 industry sectors and comprising 15.4 million rentable square feet of commercial space located in 45 states. As of March 31, 2022, we owned condominium developments with a net book value of $158.1 million.
As of March 31, 2022, our loan portfolio consisted of 332 loans with a net book value of $3.3 billion. As of March 31, 2022, we had $39.5 million of unfunded or unsettled liquid senior loan purchases included in cash and cash equivalents, and investments in real estate-related securities of $254.3 million.
In furtherance of our strategy, during the three months ended March 31, 2022, we disposed of 69 properties, encompassing 7.4 million gross rentable square feet. On December 20, 2021, certain subsidiaries of the Company entered into the Purchase and Sale Agreement to sell 79 shopping centers and two single-tenant properties, for which we are to receive, in the aggregate, approximately $1.32 billion in total consideration at closing. During the three months ended March 31, 2022, the sale of 56 properties closed under the Purchase and Sale Agreement for total consideration of $811.8 million, as further discussed in Note

4 — Real Estate Assets to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q. The remaining 25 properties are classified as held for sale in the condensed consolidated balance sheets as of March 31, 2022 with a carrying value of $481.4 million. The sale of 23 such properties closed in phases for total consideration of $289.2 million subsequent to March 31, 2022, as further discussed in Note 17 — Subsequent Events to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q, with the remaining two properties expected to close during the second quarter of 2022.
Our operating results and cash flows are primarily influenced by rental and other property income from our commercial properties, interest income from our credit investments, interest expense on our indebtedness and investment and operating expenses. As 97.2% of our rentable square feet was under lease, including any month-to-month agreements, as of March 31, 2022, with a weighted average remaining lease term of 9.8 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors, including due to circumstances related to COVID-19. Our manager regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, any available credit rating agency reports on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If CMFT Management identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property or identifying a possible replacement tenant should the current tenant fail to perform on the lease. In addition, our manager reviews our investment portfolios and is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary.
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
Operating Highlights and Key Performance Indicators
Activity from January 1, 2022 through March 31, 2022
Operating Results:
•Net income of $39.1 million, or $0.09 per share.
•Declared distributions of $0.09 per share.
Credit Portfolio Activity:
•Invested $784.1 million in first mortgage loans and received principal repayments of $102.5 million.
•Invested $61.0 million in liquid senior loans and sold liquid senior loans for an aggregate gross sales price of $23.8 million.
•Invested $102.2 million in CMBS and preferred units and sold one marketable security for an aggregate gross sales price of $132,000.
•Invested $10.0 million in a corporate senior loan.
Real Estate Portfolio Activity:
•Disposed of 69 properties for an aggregate sales price of $925.3 million.
•Disposed of condominium units for an aggregate sales price of $21.1 million.
Financing Activity:
•Increased total debt by $29.8 million.
•Increased maximum financing amounts on two existing repurchase facilities to provide up to $1.25 billion and $750.0 million, respectively, to finance a portfolio of existing and future commercial real estate mortgage loans.

Portfolio Information
The following table shows the carrying value of our portfolio by investment type as of March 31, 2022 and 2021 (dollar amounts in thousands):

	As of March 31,
	2022			2021
	Asset Count	Carrying Value		Asset Count	Carrying Value
Loan Held-For-Investment
First mortgage loans	25	$2,664,702	40.8%	6	$525,447	11.6%
Liquid senior loans	306	671,569	10.3%	221	496,832	11.0%
Corporate senior loan	1	9,927	0.2%	—	—	—%
Less: Current expected credit losses		(19,150)	(0.3)%		(12,888)	(0.3)%
Total loans held-for-investment and related receivable, net	332	3,327,048	51.0%	227	1,009,391	22.3%
Real Estate-Related Securities
CMBS and equity securities	8	186,070	2.9%	5	67,222	1.5%
Preferred units	1	68,243	1.0%	—	—	—%
Real Estate
Total real estate assets and intangible lease liabilities, net	445	2,944,298	45.1%	515	3,450,076	76.2%
Total Investment Portfolio	786	$6,525,659	100.0%	747	$4,526,689	100.0%
Credit Portfolio Information
The following table details overall statistics for our credit portfolio as of March 31, 2022 (dollar amounts in thousands):

	First Mortgage Loans and Preferred Units (1)	Liquid Senior Loans	CMBS and Equity Securities	Corporate Senior Loan
Number of investments	26	306	8	1
Principal balance	$2,757,184	$675,086	$157,830	$10,000
Net book value	$2,721,703	$663,717	$186,070	$9,871
Unfunded or unsettled loan commitments	$384,659	$39,489	$—	$—
Weighted-average interest rate	3.5%	4.0%	4.8%	7.0%
Weighted-average maximum years to maturity (2)	4.2	5.1	11.0	5.6
____________________________________
(1)As of March 31, 2022, 100% of our loans by principal balance earned a floating rate of interest, primarily indexed to U.S. dollar LIBOR and SOFR.
(2)Maximum maturity date assumes all extension options are exercised by the borrower; however, our CRE loans may be repaid prior to such date.
Real Estate Portfolio Information
As of March 31, 2022, we owned 445 properties located in 45 states, the gross rentable square feet of which was 97.2% leased, including any month-to-month agreements, with a weighted average lease term remaining of 9.8 years. As of March 31, 2022, no single tenant accounted for greater than 10% of our 2022 annualized rental income. As of March 31, 2022, we had certain geographic and industry concentrations in our property holdings. In particular, we had properties located in California and Ohio, which accounted for 12% and 11%, respectively, of our 2022 annualized rental income. In addition, we had tenants in the health and personal care stores and sporting goods, hobby and musical instruments store industries, which accounted for 11% and 10%, respectively, of our 2022 annualized rental income. During the three months ended March 31, 2022, we disposed of 69 properties, for an aggregate gross sales price of $925.3 million. Additionally, during the three months ended March 31, 2022, we sold condominium units for an aggregate gross sales price of $21.1 million.

The following table shows the property statistics of our real estate assets as of March 31, 2022 and 2021:

	As of March 31,
	2022	2021
Number of commercial properties	445	515
Rentable square feet (in thousands) (1)	15,357	21,293
Percentage of rentable square feet leased	97.2%	93.7%
Percentage of investment-grade tenants (2)	38.8%	38.6%
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
During the three months ended March 31, 2022 and 2021, the Company did not acquire any properties.
Results of Operations
Overview
We are not aware of any material trends or uncertainties, other than those listed in the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021 and this Quarterly Report on Form 10-Q, the effects of the COVID-19 pandemic, and national economic conditions affecting real estate in general that may reasonably be expected to have a material impact on our results from the acquisition, management and operation of properties. Currently, we are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows in future periods due to numerous uncertainties.
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

Comparison of the Three Months Ended March 31, 2022 and 2021
The following table reconciles net income (loss), calculated in accordance with GAAP, to net operating income (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2022	2021	Change
Net income (loss)	$39,101	$(2,753)	$41,854
Loss on extinguishment of debt	10,871	—	10,871
Interest expense and other, net	31,037	20,022	11,015
Gain on investment in unconsolidated entities	(5,340)	—	(5,340)
Operating income	75,669	17,269	58,400

Gain on disposition of real estate and condominium developments, net	(32,574)	—	(32,574)
Increase in provision for credit losses	4,709	568	4,141
Real estate impairment	3,291	4,300	(1,009)
Depreciation and amortization	19,141	25,738	(6,597)
Transaction-related expenses	7	4	3
Management fees	13,347	11,577	1,770
Expense reimbursements to related parties	3,694	2,661	1,033
General and administrative expenses	3,475	4,428	(953)
Interest income	(31,463)	(11,953)	(19,510)
Net operating income	$59,296	$54,592	$4,704
Our operating segments include credit and real estate. Refer to Note 16 — Segment Reporting to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion of our operating segments.
Credit Segment
Interest Income
The increase in interest income of $19.5 million for the three months ended March 31, 2022, as compared to the same period in 2021, was due to an increase in the overall size of our investment portfolio. As of March 31, 2022, we held investments in CRE loans held-for-investment of $2.7 billion, liquid senior loans of $671.6 million, an investment in a corporate senior loan of $9.9 million, CMBS and other securities of $186.1 million, and an investment in preferred units of $68.2 million. As of March 31, 2021, we held investments in CRE loans held-for-investment of $525.4 million, liquid senior loans of $496.8 million, and CMBS of $67.2 million.
Provision for Credit Losses
The increase in provision for credit losses of $4.1 million during the three months ended March 31, 2022, as compared to the same period in 2021, was primarily due to the increased number of loan investments entered into during the three months ended March 31, 2022, as compared to the same period in 2021.
Real Estate Segment
A total of 336 properties were acquired before January 1, 2021 and represent our “same store” properties during the three months ended March 31, 2022 and 2021. “Non-same store” properties, for purposes of the table below, includes properties acquired or disposed of on or after January 1, 2021.

The following table details the components of net operating income broken out between same store and non-same store properties (dollar amounts in thousands):

	Total			Same Store			Non-Same Store
	For the Three Months Ended March 31,			For the Three Months Ended March 31,			For the Three Months Ended March 31,
	2022	2021	Change	2022	2021	Change	2022	2021	Change
Rental and other property income	$73,736	$76,930	$(3,194)	$43,254	$43,154	$100	$30,482	$33,776	$(3,294)

Property operating expenses	7,727	10,119	(2,392)	2,879	2,703	176	4,848	7,416	(2,568)
Real estate tax expenses	6,713	12,219	(5,506)	3,175	3,264	(89)	3,538	8,955	(5,417)
Total property operating expenses	14,440	22,338	(7,898)	6,054	5,967	87	8,386	16,371	(7,985)

Net operating income	$59,296	$54,592	$4,704	$37,200	$37,187	$13	$22,096	$17,405	$4,691
Loss on Extinguishment of Debt
The increase in loss on extinguishment of debt of $10.9 million for the three months ended March 31, 2022, as compared to the same period in 2021, was primarily due to the termination of certain mortgage notes in connection with the disposition of the underlying properties during the three months ended March 31, 2022.
Gain on Investment in Unconsolidated Entities
The increase in gain on investment in unconsolidated entities of $5.3 million for the three months ended March 31, 2022, as compared to the same period in 2021, was due to the Company’s investment in CIM UII Onshore and NP JV Holdings, both of which were not invested in by the Company during the three months ended March 31, 2021.
Interest Expense and Other, Net
Interest expense and other, net also includes amortization of deferred financing costs.
The increase in interest expense and other, net, of $11.0 million for the three months ended March 31, 2022, as compared to the same period in 2021, was primarily due to an increase in the average aggregate amount of debt outstanding from $2.5 billion as of March 31, 2021 to $4.2 billion as of March 31, 2022 as a result of entering into and upsizing additional repurchase agreements, originating the Mortgage Loan and Class A Notes, and assuming the CIM Income NAV Credit Facility as part of the CIM Income NAV Merger subsequent to March 31, 2021.
Gain on Disposition of Real Estate and Condominium Developments, Net
The increase in gain on disposition of real estate and condominium developments, net, of $32.6 million during the three months ended March 31, 2022, as compared to the same period in 2021, was due to the disposition of 69 properties for a gain of $29.2 million and the disposition of condominium units for a gain of $3.3 million during the three months ended March 31, 2022, compared to the disposition of one property with no gain or loss recognized during the three months ended March 31, 2021.
Real Estate Impairment
The decrease in real estate impairments of $1.0 million during the three months ended March 31, 2022, as compared to the same period in 2021, was due to seven properties that were deemed to be impaired, resulting in impairment charges of $3.3 million during the three months ended March 31, 2022, compared to five properties that were deemed to be impaired, resulting in impairment charges of $4.3 million during the three months ended March 31, 2021.
Depreciation and Amortization
The decrease in depreciation and amortization of $6.6 million during the three months ended March 31, 2022, as compared to the same period in 2021, was primarily due to the disposition of 185 properties subsequent to March 31, 2021, partially offset by the acquisition of 115 properties through the CIM Income NAV Merger that closed in December 2021.

Transaction-Related Expenses
Transaction-related expenses remained generally consistent during the three months ended March 31, 2022, as compared to the same period in 2021.
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
The increase in management fees of $1.8 million during the three months ended March 31, 2022, as compared to the same period in 2021, was primarily due to increased equity from the issuance of common stock in connection with the CIM Income NAV Merger that closed in December 2021.
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
The increase in expense reimbursements to related parties of $1.0 million during the three months ended March 31, 2022, as compared to the same period in 2021, was primarily due to increased operating expense reimbursements due to CMFT Management, primarily as a result of increased allocated payroll resulting from increased portfolio activity.
General and Administrative Expenses
The primary general and administrative expense items are banking fees and escrow and trustee fees.
The decrease in general and administrative expenses of $1.0 million for the three months ended March 31, 2022, as compared to the same period in 2021, was primarily due to a decrease in fees related to the unused portion of our line of credit due to the pay down and termination of the Company’s credit facilities subsequent to March 31, 2021 as well as a decrease in legal costs and other professional fees. This decrease was partially offset by increased expenses related to the assumption of the CIM Income NAV Credit Facility in connection with the CIM Income NAV Merger completed in December 2021.
Net Operating Income
Same store property net operating income remained relatively consistent during the three months ended March 31, 2022, as compared to the same period in 2021.
Non-same store property net operating income increased $4.7 million during the three months ended March 31, 2022, as compared to the same period in 2021. The increase was primarily due to the acquisition of 115 properties in connection with the CIM Income NAV Merger that closed in December 2021 and the acquisition of 146 properties that closed in December 2020, partially offset by a decrease in net operating income due to the disposition of 185 properties subsequent to March 31, 2021.
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
Since April 2020, our Board authorized the following monthly distribution amounts per share, payable to shareholders as of the record date for the applicable month, for the periods indicated below:

Period Commencing	Period Ending	Monthly Distribution Amount
April 2020	May 2020	$0.0130
June 2020	June 2020	$0.0161
July 2020	July 2020	$0.0304
August 2020	December 2021	$0.0303
January 2022	September 2022	$0.0305
As of March 31, 2022, we had distributions payable of $13.3 million.
The following table presents distributions and source of distributions for the periods indicated below (dollar amounts in thousands):

	Three Months Ended March 31,
	2022		2021
	Amount	Percent	Amount	Percent
Distributions paid in cash	$30,357	76%	$32,906	100%
Distributions reinvested	9,574	24%	—	—%
Total distributions	$39,931	100%	$32,906	100%
Sources of distributions:
Net cash provided by operating activities (1)(2)	$39,931	100%	$28,747	87%
Proceeds from the issuance of debt (3)	—	—%	4,159	13%
Total sources	$39,931	100%	$32,906	100%
____________________________________
(1)Net cash provided by operating activities for the three months ended March 31, 2022 and 2021 was $30.1 million and $28.7 million, respectively.
(2)Our distributions covered by cash flows from operating activities for the three months ended March 31, 2022 include cash flows from operating activities in excess of distributions from prior periods of $9.9 million.
(3)Net proceeds on the repurchase facilities, credit facilities and notes payable for the three months ended March 31, 2022 and 2021 was $45.2 million and $197.0 million, respectively.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares of common stock back to us, subject to certain conditions and limitations. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the Secondary DRIP Offering, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the Secondary DRIP Offering. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. In addition, our Board may choose to amend the terms of, suspend or terminate our share redemption program at any time in its sole discretion if it believes that such action is in the best interest of us and our stockholders. Any material modifications or suspension of the share redemption program will be disclosed to our stockholders as promptly as practicable in our reports filed with the SEC and via our website. During the three months ended March 31, 2022, we received valid redemption requests under our share redemption program totaling approximately 25.2 million shares, of which we redeemed approximately 1.4 million shares subsequent to March 31, 2022 for $9.9 million (at a redemption price of $7.20 per share). The remaining redemption requests relating to approximately 23.8 million shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of the share redemption program then in effect. The share redemptions were funded with proceeds from the Secondary DRIP Offering and available borrowings.
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
As a result of the CIM Income NAV Merger that closed in December 2021, our subsidiary assumed CIM Income NAV’s obligations pursuant to the CIM Income NAV Credit Agreement, including as guarantor under a guaranty provided by CIM Income NAV. As of March 31, 2022, the CIM Income NAV Credit Agreement allows for borrowings of up to $425.0 million (the “CIM Income NAV Credit Facility”). The CIM Income NAV Credit Facility includes $212.5 million in term loans and up to $212.5 million in revolving loans. As of March 31, 2022, we had cash and cash equivalents of $165.1 million, which included $39.5 million of unfunded or unsettled liquid senior loan purchases.
As of March 31, 2022, CMFT Corporate Credit Securities, LLC, our indirect wholly-owned subsidiary, had a revolving credit and security agreement with Citibank, as administrative agent, that provided for borrowings secured by substantially all of the assets held by CMFT Corporate Credit Securities, LLC, which shall primarily consist of liquid senior secured loans subject to certain eligibility criteria under the Credit and Security Agreement.
As of March 31, 2022, the CMFT Lending Subs had Master Repurchase Agreements with Citibank, Barclays, Wells Fargo, and Deutsche Bank to provide financing primarily through each bank’s purchase of our CRE mortgage loans and future funding advances.
The following table details our outstanding financing arrangements as of March 31, 2022 (in thousands):

	Portfolio Financing Outstanding Principal Balance	Maximum Capacity
Notes payable – fixed rate debt	$399,409	$399,409
Notes payable – variable rate debt	122,488	122,488
First lien mortgage loan	156,161	650,000
ABS mortgage notes	768,840	774,000
Credit facilities	774,000	975,000
Repurchase facilities	1,980,324	2,700,000
Total portfolio financing	$4,201,222	$5,620,897
As of March 31, 2022, we believe that we were in compliance with the financial covenants of the Mortgage Loan, the ABS mortgage notes, and the Repurchase Agreements, as well as the financial covenants under our various fixed and variable rate debt agreements, as further discussed in Note 10 — Repurchase Facilities, Credit Facilities and Notes Payable to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for the acquisition of real estate-related securities, real estate and real estate-related assets and the payment of acquisition-related fees and expenses, operating expenses, distributions, redemptions and interest and principal on current and any future debt financings, including principal repayments of $437.0 million within the next 12 months.
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
Contractual Obligations
As of March 31, 2022, we had debt outstanding with a carrying value of $4.2 billion and a weighted average interest rate of 2.7%. See Note 10 — Repurchase Facilities, Credit Facilities and Notes Payable to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.
Our contractual obligations as of March 31, 2022 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments — fixed rate debt	$399,409	$23,722	$375,687	$—	$—
Interest payments — fixed rate debt (2)	22,670	15,121	7,549	—	—
Principal payments — variable rate debt	122,488	59,713	—	—	62,775
Interest payments — variable rate debt (3)	8,573	1,897	3,111	3,107	458
Principal payments — first lien mortgage loan (4)	156,161	—	156,161	—	—
Interest payments — first lien mortgage loan (4)	10,227	7,511	2,716	—	—
Principal payments — ABS mortgage notes (5)	768,840	7,740	2,580	—	758,520
Interest payments — ABS mortgage notes (5)	190,254	21,377	42,930	42,871	83,076
Principal payments — credit facilities (6)	774,000	252,500	521,500	—	—
Interest payments — credit facilities (6)	40,251	17,257	22,994	—	—
Principal payments — repurchase facilities (7)	1,980,324	93,373	1,886,951	—	—
Interest payments — repurchase facilities (7)	91,150	39,320	51,830	—	—
Total	$4,564,347	$539,531	$3,074,009	$45,978	$904,829
____________________________________
(1)The table does not include amounts due to CMFT Management or its affiliates pursuant to our Management Agreement because such amounts are not fixed and determinable. The table also does not include $384.7 million of unfunded commitments related to our existing CRE loans held-for-investment, $16.2 million of unfunded commitments related to NP JV Holdings, which are subject to the satisfaction of borrower milestones. In addition, the table does not include $39.5 million of unfunded or unsettled liquid senior loan acquisitions, which are included in cash and cash equivalents in the accompanying condensed consolidated balance sheet.
(2)As of March 31, 2022, we had $15.8 million of variable rate debt effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.
(3)As of March 31, 2022, we had variable rate debt outstanding of $122.5 million with a weighted average interest rate of 3.9%. We used the weighted average interest rate to calculate the debt payment obligations in future periods.
(4)As of March 31, 2022, the amounts outstanding under the Mortgage Loan totaled $156.2 million and had a weighted average interest rate of 4.8%.
(5)As of March 31, 2022, the amounts outstanding under the ABS mortgage notes totaled $768.8 million and had a weighted average interest rate of 2.8%.
(6)As of March 31, 2022, the amounts outstanding under the Credit Securities Revolver (as defined in Note 10 — Repurchase Facilities, Credit Facilities and Notes Payable to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q) totaled $521.5 million and had a weighted average interest rate of 2.5% and the amounts outstanding under the CIM Income NAV Revolving Loans totaled $40.0 million and had a weighted average interest rate of 4.4%. As of March 31, 2022, the CIM Income NAV Term Loans outstanding totaled $212.5 million, $140.0 million of which is subject to interest rate swap agreements. As of March 31, 2022, the weighted average all-in interest rate for the Swapped Term Loans was 4.4%. The remaining $72.5 million outstanding under our credit facilities had a weighted average interest rate of 2.3% as of March 31, 2022.
(7)As of March 31, 2022, the amount outstanding under the Citibank Repurchase Facility was $322.4 million at a weighted average interest rate of 2.1%, the amount outstanding under the Barclays Repurchase Facility was $906.9 million at a weighted average interest rate of 2.1%, the amount outstanding under the Wells Fargo Repurchase Facility was $657.6 million at a weighted average interest rate of 1.8%, and the amount outstanding under the Deutsche Bank Repurchase Facility was $93.4 million at a weighted average interest rate of 2.3%.
We expect to incur additional borrowings in the future to acquire additional properties and credit investments. There is no limitation on the amount we may borrow against any single improved property. As of March 31, 2022, our ratio of debt to total gross assets net of gross intangible lease liabilities was 60.1% and our ratio of debt to the fair market value of our gross assets net of gross intangible lease liabilities was 60.8%. Fair market value of our first mortgage loans is based on the estimated market value as of March 31, 2022. Fair market value of the remaining credit investments is based on the market value as of March 31, 2022. Fair market value of our real estate assets is based on the estimated market value as of March 31, 2021 that was used to determine our estimated per share NAV, and for those assets acquired from April 1, 2021 through March 31, 2022 is based on the purchase price.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities increased by $1.3 million for the three months ended March 31, 2022, as compared to the same period in 2021. The increase was primarily due to the acquisition of 115 properties through the CIM Income NAV Merger and the growth in our loan portfolio, offset by the disposition of 185 properties subsequent to March 31, 2021. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash provided by investing activities increased $305.3 million for the three months ended March 31, 2022, as compared to the same period in 2021. The change was primarily due to an increase in proceeds from disposition of real estate assets of $919.9 million, partially offset by an increase in the net investment in loans held-for-investment of $540.2 million and an increase in the net investment of real estate-related securities of $127.0 million.
Financing Activities. Net cash provided by financing activities decreased $162.7 million for the three months ended March 31, 2022, as compared to the same period in 2021. The change was primarily due to a decrease in net proceeds on the credit facilities, notes payable and repurchase facilities of $151.8 million in addition to an increase in redemptions of common stock due to the reinstatement of the share redemption program subsequent to March 31, 2021.
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
Critical Accounting Policies and Significant Accounting Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We believe the following critical accounting policies govern the significant judgments and estimates used in the preparation of our financial statements, which should be read in conjunction with the more complete discussion of our accounting policies and procedures included in Note 2 — Summary of Significant Accounting Policies to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021. We consider our critical accounting policies to be the following:
•Recoverability of Real Estate Assets;
•Allocation of Purchase Price of Real Estate Assets; and
•Current Expected Credit Losses.
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2021. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2021 and related notes thereto.
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
Conflicts of Interest
Richard S. Ressler, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates, is the vice president of our manager. One of our directors, Avraham Shemesh, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates, is the president and treasurer of our manager. Additionally, two of our directors, Jason Schreiber and Emily Vande Krol, are employees of CIM. Nathan D. DeBacker, our chief financial officer and treasurer, is a vice president of our manager and is an officer of certain of its affiliates. As such, there may be conflicts of interest where CMFT Management or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for CIM or another program sponsored or operated by affiliates of our manager, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management, among others. The compensation arrangements between affiliates of CMFT Management and these other real estate programs sponsored or operated by affiliates of our manager could influence the advice provided to us. See Part I, Item 1. Business — Conflicts of Interest in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
As of March 31, 2022, we had an aggregate of $2.9 billion of variable rate debt, excluding any debt subject to interest rate swap agreements and interest rate cap agreements, and therefore, we are exposed to interest rate changes in LIBOR. As of March 31, 2022, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $14.5 million per year.
As of March 31, 2022, we had three interest rate swap agreements and five interest rate cap agreements outstanding, which mature on various dates from May 2022 through July 2023, with an aggregate notional amount of $908.4 million and an aggregate fair value of the net derivative asset of $379,000. The fair value of these interest rate swap agreements and interest rate cap agreements is dependent upon existing market interest rates and spreads. As of March 31, 2022, an increase of 50 basis points in interest rates would result in a change of $1.3 million to the fair value of the net derivative asset, resulting in a net derivative asset of $1.7 million. A decrease of 50 basis points in interest rates would result in a $946,000 change to the fair value of the net derivative asset, resulting in a net derivative liability of $567,000.
As the information presented above includes only those exposures that existed as of March 31, 2022, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
We have interest rate swap agreements and interest rate cap agreements maturing on various dates from May 2022 through July 2023, as further discussed above, that are indexed to LIBOR. As such, we are monitoring and evaluating the related risks, which include interest on loans or amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative reference rate may be challenging, especially if we cannot agree with the respective counterparty about how to make the transition.
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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2022 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2022, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.Legal Proceedings
In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or to which our properties are the subject.
Item 1A.Risk Factors
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Our share redemption program permits our stockholders to sell their shares of common stock back to us, subject to certain conditions and limitations. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the Secondary DRIP Offering, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the Secondary DRIP Offering. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. As of March 31, 2022, the estimated per share NAV was $7.20, which was determined by the Board on May 25, 2021 using a valuation date of March 31, 2021.
In general, we redeem shares on a quarterly basis. Shares are redeemed with a trade date no later than the end of the month following the end of each fiscal quarter. Any redemption capacity that is not used as a result of the withdrawal or rejection of redemption requests may be used to satisfy the redemption requests of other stockholders received for that fiscal quarter, and such redemption payments may be made at a later time than when that quarter’s redemption payments are made. During the three months ended March 31, 2022, we redeemed shares, including those redeemable due to death, as follows:

Period (1)	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2022 - January 31, 2022	—	$7.20	—	(2)
February 1, 2022 - February 28, 2022	1,338,131	$7.20	1,338,131	(2)
March 1, 2022 - March 31, 2022	7,683	$7.20	7,683	(2)
Total	1,345,814		1,345,814	(2)
____________________________________
(1)Redemptions are included in the month of payment, which is made one business day following the trade date.
(2)A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
Unregistered Sales of Equity Securities
None.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
None.

Item 6.Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.1
Second Amendment to Master Repurchase Agreement, dated January 27, 2022, by and between CMFT RE Lending RF Sub CB, LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed February 1, 2022).

10.2
Second Amendment to Master Repurchase Agreement, dated February 23, 2022, by and between CMFT RE Lending RF Sub BB, LLC and Barclays Bank PLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed March 1, 2022).

10.3
Second Amendment to Master Repurchase Agreement, dated March 4, 2022, by and between CMFT RE Lending RF Sub WF, LLC and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed March 10, 2022).

10.4*
Modification Agreement and Limited Consent, dated December 16, 2021, by and among CIM Income NAV Operating Partnership, LP, the Lenders party thereto, and JPMorgan Chase, N.A., as administrative agent for the Lenders.

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
Date: May 11, 2022