Form 10-Q
period 2022-06-30
CIM REAL ESTATE FINANCE TRUST, INC.
filed 2022-08-12
CIK 1498547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 8, 2022, there were approximately 436.9 million shares of common stock, par value $0.01 per share, of CIM Real Estate Finance Trust, Inc. outstanding.

CIM REAL ESTATE FINANCE TRUST, INC.

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands, except share and per share amounts) (Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Real estate assets:
Land	$599,394	$655,273
Buildings, fixtures and improvements	1,545,493	1,706,902
Intangible lease assets	287,710	314,832
Condominium developments	152,473	171,080
Total real estate assets, at cost	2,585,070	2,848,087
Less: accumulated depreciation and amortization	(244,150)	(235,481)
Total real estate assets, net	2,340,920	2,612,606
Investments in unconsolidated entities	96,161	109,547
Real estate-related securities ($274,382 and $41,981 held at fair value as of June 30, 2022 and December 31, 2021, respectively)	274,382	105,471
Loans held-for-investment and related receivables, net	3,911,239	2,624,101
Less: Current expected credit losses	(23,935)	(15,201)
Total loans held-for-investment and related receivables, net	3,887,304	2,608,900
Cash and cash equivalents	173,417	107,381
Restricted cash	61,022	36,792
Rents and tenant receivables, net	33,101	58,948
Prepaid expenses, derivative assets and other assets	76,348	16,279
Deferred costs, net	11,373	7,214
Assets held for sale	76,623	1,299,638
Total assets	$7,030,651	$6,962,776
LIABILITIES AND STOCKHOLDERS’ EQUITY
Repurchase facilities, notes payable and credit facilities, net	$4,227,067	$4,143,205
Accrued expenses and accounts payable	29,271	45,872
Due to affiliates	14,414	14,594
Intangible lease liabilities, net	20,337	24,896
Distributions payable	13,338	13,252
Deferred rental income, derivative liabilities and other liabilities	7,803	21,282
Total liabilities	4,312,230	4,263,101
Commitments and contingencies (Note 11)
Redeemable common stock	170,096	170,714
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 490,000,000 shares authorized, 437,311,071 and 437,373,981 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	4,373	4,374
Capital in excess of par value	3,529,285	3,529,126
Accumulated distributions in excess of earnings	(975,820)	(1,008,561)
Accumulated other comprehensive (loss) income	(10,493)	2,949
Total stockholders’ equity	2,547,345	2,527,888
Non-controlling interests	980	1,073
Total equity	2,548,325	2,528,961
Total liabilities, redeemable common stock, non-controlling interests and stockholders’ equity	$7,030,651	$6,962,776
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Rental and other property income	$53,508	$75,302	$127,244	$152,232
Interest income	44,984	16,460	76,447	28,413
Total revenues	98,492	91,762	203,691	180,645
Operating expenses:
General and administrative	3,680	3,605	7,155	8,033
Property operating	5,249	11,356	12,976	21,475
Real estate tax	2,024	7,706	8,737	19,925
Expense reimbursements to related parties	3,777	3,210	7,471	5,871
Management fees	13,351	11,755	26,698	23,332
Transaction-related	446	27	453	31
Depreciation and amortization	18,015	24,647	37,156	50,385
Real estate impairment	15,996	77	19,287	4,377
Increase in provision for credit losses	4,942	123	9,651	691
Total operating expenses	67,480	62,506	129,584	134,120
Gain on disposition of real estate and condominium developments, net	81,107	46,469	113,681	46,469
Operating income	112,119	75,725	187,788	92,994
Other expense:
Gain on investment in unconsolidated entities	1,323	—	6,663	—
Interest expense and other, net	(34,460)	(16,460)	(65,497)	(36,482)
Loss on extinguishment of debt	(5,369)	(1,478)	(16,240)	(1,478)
Total other expense	(38,506)	(17,938)	(75,074)	(37,960)
Net income	$73,613	$57,787	$112,714	$55,034
Net loss allocated to noncontrolling interest	(72)	—	(63)	—
Net income attributable to the Company	$73,685	$57,787	$112,777	$55,034
Weighted average number of common shares outstanding:
Basic and diluted	437,346,523	362,448,778	437,360,190	362,226,607
Net income per common share:
Basic and diluted	$0.17	$0.16	$0.26	$0.15
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (in thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$73,613	$57,787	$112,714	$55,034
Other comprehensive (loss) income
Unrealized (loss) gain on real estate-related securities	(10,909)	1,930	(15,787)	2,052
Reclassification adjustment for realized gain included in income as other income	—	(648)	—	(648)
Unrealized gain (loss) on interest rate swaps	795	(52)	2,283	71
Amount of loss reclassified from other comprehensive (loss) income into income as interest expense and other, net	69	71	62	3,203
Total other comprehensive (loss) income	(10,045)	1,301	(13,442)	4,678

Comprehensive income	63,568	59,088	99,272	59,712
Comprehensive loss attributable to noncontrolling interest	(72)	—	(63)	—
Comprehensive income attributable to the Company	$63,640	$59,088	$99,335	$59,712
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (in thousands, except share amounts) (Unaudited)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
	Number of Shares	Par Value
Balance as of January 1, 2022	437,373,981	$4,374	$3,529,126	$(1,008,561)	$2,949	$2,527,888	$1,073	$2,528,961
Issuance of common stock	1,329,825	13	9,561	—	—	9,574	—	9,574
Equity-based compensation	—	—	37	—	—	37	—	37
Distributions declared on common stock — $0.09 per common share	—	—	—	(40,018)	—	(40,018)	—	(40,018)
Redemptions of common stock	(1,345,814)	(13)	(9,676)	—	—	(9,689)	—	(9,689)
Changes in redeemable common stock	—	—	115	—	—	115	—	115
Distributions to non-controlling interests	—	—	—	—	—	—	(14)	(14)
Comprehensive income (loss)	—	—	—	39,092	(3,397)	35,695	9	35,704
Balance as of March 31, 2022	437,357,992	$4,374	$3,529,163	$(1,009,487)	$(448)	$2,523,602	$1,068	$2,524,670
Issuance of common stock	1,325,282	$13	$9,529	$—	$—	$9,542	$—	$9,542
Equity-based compensation	22,892	—	120	—	—	120	—	120
Distributions declared on common stock — $0.09 per common share	—	—	—	(40,018)	—	(40,018)	—	(40,018)
Redemptions of common stock	(1,395,095)	(14)	(10,030)	—	—	(10,044)	—	(10,044)
Changes in redeemable common stock	—	—	503	—	—	503	—	503
Distributions to non-controlling interests	—	—	—	—	—	—	(16)	(16)
Comprehensive income (loss)	—	—	—	73,685	(10,045)	63,640	(72)	63,568
Balance as of June 30, 2022	437,311,071	$4,373	$3,529,285	$(975,820)	$(10,493)	$2,547,345	$980	$2,548,325

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
	Number of Shares	Par Value
Balance as of January 1, 2021	362,001,968	$3,620	$3,157,859	$(961,006)	$(2,047)	$2,198,426	$—	$2,198,426
Equity-based compensation	—	—	40	—	—	40	—	40
Distributions declared on common stock — $0.09 per common share	—	—	—	(32,906)	—	(32,906)	—	(32,906)
Comprehensive (loss) income	—	—	—	(2,753)	3,377	624	—	624
Balance as of March 31, 2021	362,001,968	$3,620	$3,157,899	$(996,665)	$1,330	$2,166,184	$—	$2,166,184
Issuance of common stock	917,769	9	6,651	—	—	6,660	—	6,660
Equity-based compensation	4,104	—	49	—	—	49	—	49
Distributions declared on common stock — $0.09 per common share	—	—	—	(32,948)	—	(32,948)	—	(32,948)
Changes in redeemable common stock	—	—	(173,628)	—	—	(173,628)	—	(173,628)
Comprehensive income	—	—	—	57,787	1,301	59,088	—	59,088
Balance as of June 30, 2021	362,923,841	$3,629	$2,990,971	$(971,826)	$2,631	$2,025,405	$—	$2,025,405
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands) (Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$112,714	$55,034
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization, net	37,174	49,184
Amortization of deferred financing costs	6,144	3,782
Amortization of fair value adjustment of mortgage notes payable assumed	—	(149)
Amortization and accretion on deferred loan fees	(4,937)	(817)
Amortization of premiums and discounts on credit investments	(1,585)	(3,767)
Capitalized interest income on real estate-related securities and loans held-for-investment	(608)	(435)
Equity-based compensation	157	89
Straight-line rental income	(3,191)	(2,756)
Write-offs for uncollectible lease-related receivables	(695)	591
Gain on disposition of real estate assets and condominium developments, net	(113,681)	(46,469)
Loss (gain) on sale of credit investments, net	170	(813)
Gain on investment in unconsolidated entities	(6,663)	—
Gain on sale of marketable security	(22)	—
Unrealized loss on equity security	6,431	—
Amortization of fair value adjustment and gain on interest rate swaps	140	(2,757)
Gain on interest rate caps	(1,851)	—
Impairment of real estate assets	19,287	4,377
Increase in provision for credit losses	9,651	691
Write-off of deferred financing costs	7,836	45
Return on investment in unconsolidated entities	2,022	—
Changes in assets and liabilities:
Rents and tenant receivables, net	67,285	15,466
Prepaid expenses and other assets	(58,802)	(6,234)
Accrued expenses and accounts payable	(3,440)	707
Deferred rental income and other liabilities	(12,125)	(1,656)
Due to affiliates	(180)	1,234
Net cash provided by operating activities	61,231	65,347
Cash flows from investing activities:
Investment in unconsolidated entities	(43,250)	—
Return of investment in unconsolidated entities	614	—
Investment in real estate-related securities	(259,198)	(28,509)
Investment in liquid senior loans	(110,369)	(142,324)
Investment in real estate assets and capital expenditures	(14,426)	(14,543)
Investment in corporate senior loans	(55,251)	—
Origination and acquisition of loans held-for-investment, net	(1,223,605)	(533,222)
Origination and exit fees received on loans held-for-investment	13,365	4,694
Principal payments received on loans held-for-investment	127,101	97,459
Principal payments received on real estate-related securities	1,250	20
Net proceeds from sale of real estate-related securities	132	27,624
Net proceeds from disposition of real estate assets and condominium developments	1,205,183	304,370
Net proceeds from sale of liquid senior loans	35,290	36,518
Redemption of investment in unconsolidated entities	60,663	—
Proceeds from the settlement of insurance claims	619	58
Net cash used in investing activities	$(261,882)	$(247,855)

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands) (Unaudited) — Continued

	Six Months Ended June 30,
	2022	2021
Cash flows from financing activities:
Redemptions of common stock	$(19,733)	$—
Distributions to stockholders	(60,834)	(59,166)
Proceeds from borrowings	1,615,858	590,182
Repayments of borrowings, and prepayment penalties	(1,235,322)	(298,021)
Termination of interest rate swaps	(101)	—
Payment of loan deposits	—	(650)
Refund of loan deposits	—	65
Distributions to non-controlling interests	(30)	—
Deferred financing costs paid	(8,921)	(4,093)
Net cash provided by financing activities	290,917	228,317
Net increase in cash and cash equivalents and restricted cash	90,266	45,809
Cash and cash equivalents and restricted cash, beginning of period	144,173	128,408
Cash and cash equivalents and restricted cash, end of period	$234,439	$174,217
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$173,417	$141,299
Restricted cash	61,022	32,918
Total cash and cash equivalents and restricted cash	$234,439	$174,217
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$13,338	$10,997
Accrued capital expenditures	$561	$4,104
Accrued deferred financing costs	$596	$32
Real estate acquired via foreclosure	$—	$191,990
Foreclosure of assets securing the mezzanine loans	$—	$(79,968)
Mortgage notes payable assumed in connection with foreclosure of assets securing the mezzanine loans	$—	$102,553
Mortgage notes payable assumed by buyer in connection with disposition of real estate assets	$(313,712)	$—
Change in interest income capitalized to loans held-for-investment	$—	$(9,469)
Common stock issued through distribution reinvestment plan	$19,116	$6,660
Change in fair value of derivative instruments	$2,205	$6,031
Change in fair value of real estate-related securities	$(15,787)	$1,404
Conversion of preferred units to debt	$68,242	$—
Supplemental Cash Flow Disclosures:
Interest paid	$61,802	$34,183
Cash paid for taxes	$1,018	$1,412

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited)
NOTE 1 — ORGANIZATION AND BUSINESS
CIM Real Estate Finance Trust, Inc. (the “Company”) is a non-exchange traded real estate investment trust (“REIT”) formed as a Maryland corporation on July 27, 2010, that elected to be taxed, and operates its business to qualify, as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2012. The Company operates a diversified portfolio of core commercial real estate primarily consisting of net leased properties located throughout the United States and short duration senior secured loans and other credit investments. As of June 30, 2022, the Company owned 402 properties, including two properties owned through a consolidated joint venture arrangement (the “Consolidated Joint Venture”), comprised of 12.1 million rentable square feet of commercial space located in 45 states. As of June 30, 2022, the rentable square feet at these properties was 99.2% leased, including month-to-month agreements, if any. As of June 30, 2022, the Company’s loan portfolio consisted of 341 loans with a net book value of $3.9 billion, and investments in real estate-related securities of $274.4 million. As of June 30, 2022, the Company owned condominium developments with a net book value of $152.5 million.
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
The Company’s board of directors (the “Board”) establishes an updated estimated per share net asset value (“NAV”) of the Company’s common stock on at least an annual basis for purposes of assisting broker-dealers that participated in the Offering in meeting their customer account reporting obligations under Financial Industry Regulatory Authority Rule 2231. Distributions

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited) – (Continued)

are reinvested in shares of the Company’s common stock for participants in the DRIP at the estimated per share NAV as determined by the Board. Additionally, the estimated per share NAV as determined by the Board serves as the per share NAV for purposes of the share redemption program. As of June 30, 2022, the estimated per share NAV of the Company’s common stock was $7.20, which was established by the Board on May 25, 2021 using a valuation date of March 31, 2021. Commencing on May 26, 2021, $7.20 served as the per share NAV under the DRIP. The Board previously established a per share NAV as of August 31, 2015, September 30, 2016, December 31, 2016, December 31, 2017, December 31, 2018, December 31, 2019, March 31, 2020 and June 30, 2020. The Company’s estimated per share NAVs are not audited or reviewed by its independent registered public accounting firm.
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
In determining whether the Company has controlling interests in an entity and the requirement to consolidate the accounts in that entity, the Company analyzes its credit and real estate investments in accordance with standards set forth in GAAP to determine whether they are variable interest entities (“VIEs”), and if so, whether the Company is the primary beneficiary. The Company’s judgment with respect to its level of influence or control over an entity and whether the Company is the primary beneficiary of a VIE involves consideration of various factors, including the form of the Company’s ownership interest, the Company’s voting interest, the size of the Company’s investment (including loans), and the Company’s ability to participate in major policy-making decisions. The Company’s ability to correctly assess its influence or control over an entity affects the presentation of these credit and real estate investments on the Company’s condensed consolidated financial statements. As of June 30, 2022, the Company has determined that the Consolidated Joint Venture is considered a VIE. Applying the consolidation requirements for VIEs, the Company determined that it is the primary beneficiary based on its power to direct activities through its role as servicer and its obligations to absorb losses and right to receive benefits and therefore met the requirements for consolidation.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited) – (Continued)

Reclassifications
Certain amounts in the Company’s prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation. Other than as shown below, these reclassifications had no effect on previously reported totals or subtotals. The reclassifications have been made to the condensed consolidated balance sheet as of December 31, 2021, and to the condensed consolidated statement of cash flows for the six months ended June 30, 2021 as follows (in thousands):

	As of December 31, 2021
	As previously reported	Reclassifications	As Revised

Condensed Consolidated Balance Sheets
Rents and tenant receivables, net	$61,468	$(2,520)	$58,948
Prepaid expenses and other assets	$13,759	$2,520	$16,279

	Six Months Ended June 30, 2021
	As previously reported	Reclassifications	As Revised

Condensed Consolidated Statements of Cash Flows
Rents and tenant receivables, net	$15,315	$151	$15,466
Prepaid expenses and other assets	$(6,083)	$(151)	$(6,234)
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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, lease concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; and significant increases to budgeted costs for units under development. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. During the six months ended June 30, 2022, as part of the Company’s quarterly impairment review procedures, the Company recorded impairment charges of $11.3 million related to 18 properties, all of which was due to sales prices that were less than their respective carrying values. Additionally, during the six months ended June 30, 2022, certain condominium units were deemed

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited) – (Continued)

to be impaired and their carrying values were reduced to their estimated fair value, resulting in impairment charges of $7.9 million. The Company’s impairment assessment as of June 30, 2022 was based on the most current information available to the Company, including expected holding periods. If the Company’s expected holding periods for assets change, subsequent tests for impairment could result in additional impairment charges in the future. The Company cannot provide any assurance that additional material impairment charges with respect to the Company’s real estate assets will not occur during 2022 or in future periods. During the six months ended June 30, 2021, the Company recorded impairment charges of $4.4 million related to five properties, of which impairment at three properties was due to sales prices that were less than their respective carrying values and impairment at two properties was due to vacancy. The assumptions and uncertainties utilized in the evaluation of the impairment of real estate assets are discussed in detail in Note 3 — Fair Value Measurements. See also Note 4 — Real Estate Assets for further discussion regarding real estate investment activity.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the assets related to the property and estimate its fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount is then recorded to reflect the estimated fair value of the property, net of selling costs. As of June 30, 2022, the Company identified four properties with a carrying value of $76.6 million as held for sale, one of which is in connection with the Purchase and Sale Agreement (as defined in Note 4 — Real Estate Assets). The Company had a mortgage note payable of $42.8 million that was related to the held for sale property in connection with the Purchase and Sale Agreement, which was assumed by the buyer in connection with the disposition of the underlying held for sale property. The Company disposed of these properties subsequent to June 30, 2022, as further discussed in Note 17 — Subsequent Events. As of December 31, 2021, in connection with the Purchase and Sale Agreement, the Company identified 81 properties with a carrying value of $1.3 billion as held for sale, of which the sale of 80 such properties closed during the six months ended June 30, 2022.
Dispositions of Real Estate Assets
Gains and losses from dispositions are recognized once the various criteria relating to the terms of sale and any subsequent involvement by the Company with the asset sold are met. A discontinued operation includes only the disposal of a component of an entity and represents a strategic shift that has (or will have) a major effect on an entity’s financial results. The Company’s dispositions during the six months ended June 30, 2022 and 2021 did not qualify for discontinued operations presentation and thus, the results of the properties and condominiums that were sold will remain in operating income, and any associated gains or losses from the dispositions are included in gain on disposition of real estate and condominium developments, net. See Note 4 — Real Estate Assets for a discussion of the disposition of individual properties and condominiums during the six months ended June 30, 2022.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited) – (Continued)

Investments in Unconsolidated Entities
On March 31, 2022, the Company fully redeemed its $60.7 million investment in CIM UII Onshore, L. P. (“CIM UII Onshore”) and received 100% of the $60.7 million redemption proceeds as of June 30, 2022. Prior to redemption, the Company had less than 5% ownership of CIM UII Onshore and accounted for its investment under the equity method. The equity method of accounting requires the investment to be initially recorded at cost, including transaction costs incurred to finalize the investment, and subsequently adjusted for the Company’s share of equity in CIM UII Onshore’s earnings and distributions. Prior to redemption, the Company recorded its share of CIM UII Onshore’s profits or losses on a quarterly basis as an adjustment to the carrying value of the investment on the Company’s condensed consolidated balance sheet and such share is recognized as a profit or loss on the condensed consolidated statements of operations. The Company recorded its share of CIM UII Onshore’s gain, totaling $5.2 million during the six months ended June 30, 2022, in the condensed consolidated statements of operations. During the six months ended June 30, 2022, the Company received distributions of $531,000 related to its investment in CIM UII Onshore, all of which was recognized as a return on investment. As of December 31, 2021, the Company’s investment in CIM UII Onshore had a carrying value of $56.0 million.
CMFT MT JV Holdings, LLC, an indirect wholly-owned subsidiary of the Company, is engaged in an unconsolidated joint venture arrangement through CIM NP JV Holdings, LLC (“NP JV Holdings”) (the “Unconsolidated Joint Venture”), of which it owns 50% of the outstanding equity. Through the Unconsolidated Joint Venture, which holds 90% of the membership interest in NewPoint JV, LLC (the “NewPoint JV”) pursuant to the terms of the Operating Agreement entered into between the Unconsolidated Joint Venture and NewPoint Bridge Lending, LLC, the Company indirectly owns 45% of the outstanding equity of the NewPoint JV on a fully diluted basis. The Company accounts for its investment under the equity method. The equity method of accounting requires the investment to be initially recorded at cost, including transaction costs incurred to finalize the investment, and is subsequently adjusted for the Company’s share of equity in NP JV Holdings’ earnings and distributions, including unrealized gains and losses as a result of changes in fair value of the NewPoint JV. The Company records its share of NP JV Holdings’ profits or losses on a quarterly basis as an adjustment to the carrying value of the investment on the Company’s condensed consolidated balance sheet and such share is recognized as a profit or loss on the condensed consolidated statements of operations. The Company recorded a gain totaling $1.5 million, which represented its share of NP JV Holdings’ gain, during the six months ended June 30, 2022 in the condensed consolidated statements of operations. During the six months ended June 30, 2022, the Company contributed an additional $43.3 million in NP JV Holdings. As of June 30, 2022, the Company’s aggregate investment in NP JV Holdings of $96.2 million is included in investment in unconsolidated entities on the condensed consolidated balance sheets. The Company received $2.1 million in distributions related to its investment in the NP JV Holdings during the six months ended June 30, 2022.
Noncontrolling Interest in Consolidated Joint Venture
As of June 30, 2022, the Company had a controlling interest in the Consolidated Joint Venture and, therefore, met the requirements for consolidation. The Company recorded a net loss of $63,000 and paid distributions of $30,000 to the noncontrolling interest during the six months ended June 30, 2022. The Company recorded the noncontrolling interest of $1.0 million and $1.1 million as of June 30, 2022 and December 31, 2021, respectively, on the condensed consolidated balance sheets.
Restricted Cash
The Company had $61.0 million and $36.8 million in restricted cash as of June 30, 2022 and December 31, 2021, respectively. Included in restricted cash was $5.7 million and $7.8 million held by lenders in lockbox accounts, as of June 30, 2022 and December 31, 2021, respectively. As part of certain debt agreements, rents from certain encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess is disbursed to the Company. Also included in restricted cash was $55.3 million and $29.0 million of construction reserves, amounts held by lenders in escrow accounts for real estate taxes and other lender reserves for certain properties, in accordance with the associated lender’s loan agreement as of June 30, 2022 and December 31, 2021, respectively.
Real Estate-Related Securities
Real estate-related securities consists primarily of the Company’s investments in commercial mortgage-backed securities (“CMBS”) and equity securities. The Company determines the appropriate classification for real estate-related securities at the time of purchase and reevaluates such designation as of each balance sheet date.
As of June 30, 2022, the Company classified its investments in CMBS as available-for-sale as the Company is not actively trading the securities; however, the Company may sell them prior to their maturity. These investments are carried at their

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited) – (Continued)

estimated fair value with unrealized gains and losses reported in other comprehensive (loss) income. During the six months ended June 30, 2022, the Company invested $259.2 million in CMBS. As of June 30, 2022, the Company had investments in 10 CMBS with an estimated aggregate fair value of $227.4 million.
In addition, the Company had an investment in an equity security with an estimated aggregate fair value of $47.0 million as of June 30, 2022, which is comprised of RTL Common Stock (as defined in Note 4 — Real Estate Assets) received as consideration in connection with the Purchase and Sale Agreement. These investments are carried at their estimated fair value with unrealized gains and losses reported on the condensed consolidated statements of operations. Dividends received are recorded in interest income on the condensed consolidated statements of operations.
The Company monitors its available-for-sale securities for changes in fair value. A loss is recognized when the Company determines that a decline in the estimated fair value of a security below its amortized cost has resulted from a credit loss or other factors. The Company records impairments related to credit losses through current expected credit losses. However, the allowance is limited by the amount that the fair value is less than the amortized cost basis. The Company considers many factors in determining whether a credit loss exists, including, but not limited to, the extent to which the fair value is less than the amortized cost basis, recent events specific to the security, industry or geographic area, the payment structure of the security, the failure of the issuer of the security to make scheduled interest or principal payments, and external credit ratings and recent changes in such ratings. The analysis of determining whether a credit loss exists requires significant judgments and assumptions. The use of alternative judgments and assumptions could result in a different conclusion. During the six months ended June 30, 2022 and 2021, the Company did not record current expected credit losses related to CMBS.
The amortized cost of real estate-related securities is adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method and is recorded in the accompanying condensed consolidated statements of operations in interest income. Upon the sale of a security, the realized net gain or loss is computed on the specific identification method.
Interest earned is either received in cash or capitalized to real estate-related securities in the Company’s condensed consolidated balance sheets. Interest is capitalized when certain conditions are met as specified in each security agreement. During the three and six months ended June 30, 2022, the Company capitalized $274,000 and $546,000, respectively, of interest income to real estate-related securities. During the three and six months ended June 30, 2021, the Company capitalized $262,000 and $435,000, respectively, of interest income to real estate-related securities.
Loans Held-for-Investment
The Company’s loans held-for-investment include loans related to real estate assets, as well as credit investments, including commercial mortgage loans and other loans and securities related to commercial real estate assets, as well as corporate loan opportunities that are consistent with the Company’s investment strategy and objectives. The Company intends to hold the loans held-for-investment for the foreseeable future or until maturity. Loans held-for-investment are carried on the Company’s condensed consolidated balance sheets at amortized cost, net of any current expected credit losses. Discounts or premiums, origination fees and exit fees are amortized as a component of interest income using the effective interest method over the life of the respective loans, or on a straight-line basis when it approximates the effective interest method. Upon the sale of a loan, the realized net gain or loss is computed on the specific identification method.
Interest earned is either received in cash or capitalized to loans held-for-investment and related receivables, net in the Company’s condensed consolidated balance sheets. Interest is capitalized when certain conditions are met as specified in each loan agreement. During the three and six months ended June 30, 2022, the Company capitalized $62,000 of interest income to loans held-for-investment.
Accrual of interest income is suspended on nonaccrual loans. Loans that are past due 90 days or more as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual status. Interest collected is recognized on a cash basis by crediting income when received. Loans may be restored to accrual status when all principal and interest are current and full repayment of the remaining contractual principal and interest are reasonably assured. As of June 30, 2022, the Company did not have nonaccrual loans.
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
June 30, 2022 (Unaudited) – (Continued)

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
June 30, 2022 (Unaudited) – (Continued)

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
Development Activities
Project costs and expenses, including interest incurred, associated with the development, construction and lease-up of a real estate project are capitalized as construction in progress. During the six months ended June 30, 2022 and 2021, the Company capitalized $7.2 million and $4.5 million, respectively, of expenses associated with the development of condominiums acquired via foreclosure, which is included in condominium developments in the accompanying condensed consolidated balance sheets. Included in the amounts capitalized during the six months ended June 30, 2022 and 2021 was $711,000 and $1.8 million, respectively, of capitalized interest expense.
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
June 30, 2022 (Unaudited) – (Continued)

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
Reportable Segments
The Company’s segment information reflects how the chief operating decision makers review information for operational decision-making purposes. The Company has two reportable segments:
Credit — engages primarily in acquiring and originating loans, either directly or through co-investments in joint ventures, related to real estate assets. The Company may acquire first and second lien mortgage loans, mezzanine loans, bridge loans, wraparound mortgage loans, construction mortgage loans on real property and loans on leasehold interest mortgages. This segment also includes investments in real estate-related securities, liquid senior loans and corporate senior loans.
Real estate — engages primarily in acquiring and managing income-producing retail properties that are primarily single-tenant properties, which are leased to creditworthy tenants under long-term net leases. The commercial properties are geographically diversified throughout the United States and have similar economic characteristics.
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
In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendments in this update clarify the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual sale restrictions and introduce new disclosure requirements related to such equity securities. The amendments are effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.
NOTE 3 — FAIR VALUE MEASUREMENTS
GAAP defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. GAAP emphasizes that fair value is intended to be a market-based measurement, as opposed to a transaction-specific measurement.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited) – (Continued)

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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Real estate-related securities — The Company generally determines the fair value of its real estate-related securities by utilizing broker-dealer quotations, reported trades or valuation estimates from pricing models to determine the reported price. Pricing models for real estate-related securities are generally discounted cash flow models that usually consider the attributes applicable to a particular class of security (e.g., credit rating, seniority), current market data, and estimated cash flows for each class and incorporate deal collateral performance such as prepayment speeds and default rates, as available. Depending upon the significance of the fair value inputs used in determining these fair values, these securities are valued using Level 1, Level 2 or Level 3 inputs. As of June 30, 2022, the Company concluded that $193.1 million of its CMBS fell under Level 2 and $34.4 million of its CMBS fell under Level 3.
The Company’s equity security investment is valued using Level 1 inputs. The estimated fair value of the Company’s equity security is based on quoted market prices that are readily and regularly available in an active market.
Credit facilities and notes payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of June 30, 2022, the estimated fair value of the Company’s debt was $4.11 billion, compared to a carrying value of $4.25 billion. The estimated fair value of the Company’s debt as of December 31, 2021 was $4.11 billion, compared to a carrying value of $4.17 billion.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2022 and December 31, 2021, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Loans held-for-investment — The Company’s loans held-for-investment are recorded at cost upon origination and adjusted by net loan origination fees and discounts. The Company estimates the fair value of its loans held-for-investment by performing a present value analysis for the anticipated future cash flows using an appropriate market discount rate taking into consideration the credit risk. The Company has determined that its commercial real estate (“CRE”) loans held-for-investment and corporate senior loans are classified in Level 3 of the fair value hierarchy. The Company’s liquid senior loans are classified as Level 2 or Level 3 depending on the number of market quotations or indicative prices from pricing services that are available, and whether the depth of the market is sufficient to transact at those prices in amounts approximating the Company’s investment position at

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited) – (Continued)

the measurement date. As of June 30, 2022, $491.3 million and $149.2 million of the Company’s liquid senior loans were classified in Level 2 and Level 3 of the fair value hierarchy, respectively. As of December 31, 2021, $560.4 million and $94.1 million of the Company’s liquid senior loans were classified in Level 2 and Level 3 of the fair value hierarchy, respectively. As of June 30, 2022, the estimated fair value of the Company’s loans held-for-investment and related receivables, net was $3.89 billion, which approximated carrying value. As of December 31, 2021, the estimated fair value of the Company’s loans held-for-investment was $2.63 billion, compared to their carrying value of $2.61 billion.
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
Items Measured at Fair Value on a Recurring Basis
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 (in thousands):

	Balance as of June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
CMBS	$227,425	$—	$193,074	$34,351
Equity security	46,957	46,957	—	—
Interest rate caps	2,030	—	2,030	—
Interest rate swaps	35	—	35	—
Total financial assets	$276,447	$46,957	$195,139	$34,351
Financial liabilities:
Interest rate swaps	$(195)	$—	$(195)	$—
Total financial liabilities	$(195)	$—	$(195)	$—

	Balance as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
CMBS	$41,871	$—	$—	$41,871
Preferred units	63,490	—	—	63,490
Marketable security	110	110	—	—
Interest rate caps	179	—	179	—
Total financial assets	$105,650	$110	$179	$105,361
Financial liabilities:
Interest rate swaps	$(2,466)	$—	$(2,466)	$—
Total financial liabilities	$(2,466)	$—	$(2,466)	$—

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited) – (Continued)

The following are reconciliations of the changes in financial assets with Level 3 inputs in the fair value hierarchy for the six months ended June 30, 2022 (in thousands):

Level 3
Beginning Balance, January 1, 2022	$105,361
Total gains and losses:
Unrealized loss included in other comprehensive (loss) income, net	(8,687)
Purchases and payments received:
Conversion of preferred units (1)	(68,243)
Purchases	4,752
Discounts, net	622
Capitalized interest income	546
Ending Balance, June 30, 2022	$34,351
____________________________________
(1)    Reflects the Company’s investment in preferred units which matured during the six months ended June 30, 2022 and was redeemed in exchange for an investment in a first mortgage loan. Refer to Note 8 — Loans Held-For-Investment for further discussion.
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
As discussed in Note 4 — Real Estate Assets, during the six months ended June 30, 2022, real estate assets related to 18 properties were deemed to be impaired and their carrying values were reduced to an estimated fair value of $110.5 million, resulting in impairment charges of $11.3 million. Additionally, during the six months ended June 30, 2022, certain condominium units were deemed to be impaired and their carrying values were reduced to their estimated fair value, resulting in impairment charges of $7.9 million. During the six months ended June 30, 2021, real estate assets related to five properties were deemed to be impaired and their carrying values were reduced to an estimated fair value of $31.2 million, resulting in impairment charges of $4.4 million. The Company estimates fair values using Level 3 inputs and a combined income and market approach, specifically using discounted cash flow analysis and recent comparable sales transactions. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgment and to make certain key assumptions, including, but not limited to, the following: (1) terminal capitalization rates; (2) discount rates; (3) the number of years the property will be held; (4) property operating expenses; and (5) re-leasing assumptions, including the number of months to re-lease, market rental income and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and the future performance and sustainability of the Company’s tenants. The Company determined that the selling prices used to determine the fair values were Level 2 inputs.
The following summarizes the ranges of discount rates and terminal capitalization rates used for the Company’s impairment test for the real estate assets during the six months ended June 30, 2022 and 2021:

Six Months Ended June 30,
2022		2021
Discount Rate	Terminal Capitalization Rate	Discount Rate	Terminal Capitalization Rate
8.0% – 9.7%	7.5% – 9.2%	7.9% – 9.7%	7.4% – 9.2%

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited) – (Continued)

The following table presents the impairment charges by asset class recorded during the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Asset class impaired:
Land	$1,913	$781
Buildings, fixtures and improvements	8,453	3,496
Intangible lease assets	980	230
Intangible lease liabilities	(4)	(130)
Condominium developments	7,945	—
Total impairment loss	$19,287	$4,377
NOTE 4 — REAL ESTATE ASSETS
2022 Property Acquisitions
During the six months ended June 30, 2022, the Company did not acquire any properties.
2022 Condominium Development Project
During the six months ended June 30, 2022, the Company capitalized $7.2 million of expenses associated with the development of condominiums acquired via foreclosure, which is included in condominium developments in the accompanying condensed consolidated balance sheets.
2022 Condominium Dispositions
During the six months ended June 30, 2022, the Company disposed of condominium units for an aggregate sales price of $22.5 million, resulting in proceeds of $20.6 million after closing costs and a gain of $3.3 million. The Company has no continuing involvement that would preclude sale treatment with these condominium units. The gain on sale of condominium units is included in gain on disposition of real estate and condominium developments, net in the condensed consolidated statements of operations.
2022 Property Dispositions and Real Estate Assets Held for Sale
On December 20, 2021, certain subsidiaries of the Company entered into an Agreement of Purchase and Sale, as amended (the “Purchase and Sale Agreement”), with American Finance Trust, Inc. (now known as The Necessity Retail REIT, Inc.) (NASDAQ: RTL) (“RTL”), American Finance Operating Partnership, L.P. (now known as The Necessity Retail REIT Operating Partnership, L.P.) (“RTL OP”), and certain of their subsidiaries (collectively, the “Purchaser”) to sell to the Purchaser 79 shopping centers and two single-tenant properties encompassing approximately 9.5 million gross rentable square feet of commercial space across 27 states for total consideration of $1.32 billion (the “Purchase Price”). The Purchase Price included the Purchaser’s option to seek the assumption of certain existing debt, and Purchaser’s issuance of up to $53.4 million in value of RTL’s Class A common stock, par value $0.01 per share (“RTL Common Stock”), or Class A units in RTL OP (“RTL OP Units”), subject to certain limits described more fully in the Purchase and Sale Agreement.
During the six months ended June 30, 2022, the Company disposed of 112 properties, including 55 anchored shopping centers, 54 retail properties, two office buildings and one industrial property, and an outparcel of land for an aggregate gross sales price of $1.55 billion, resulting in proceeds of $1.50 billion after closing costs and a gain of $110.4 million. The sale of 80 of these properties closed pursuant to the Purchase and Sale Agreement for total consideration of $1.3 billion, which consisted of $1.2 billion in cash proceeds and $53.4 million of RTL Common Stock, which shares are subject to certain registration rights as described in the Purchase and Sale Agreement. Such shares are included in real estate-related securities in the condensed consolidated balance sheets. During the six months ended June 30, 2022, the Company recognized earnout income of $74.1 million related to the disposition of these properties pursuant to the Purchase and Sale Agreement, and recorded a related receivable of $51.0 million in prepaid expenses and other assets in the condensed consolidated balance sheets. The Company has no continuing involvement that would preclude sale treatment with these properties. The gain on sale of real estate, including the earnout income, is included in gain on disposition of real estate and condominium developments, net in the condensed consolidated statements of operations.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited) – (Continued)

As of June 30, 2022, the Company identified four properties with a carrying value of $76.6 million as held for sale, one of which is in connection with the Purchase and Sale Agreement. Subsequent to June 30, 2022, the Company disposed of these properties, as further discussed in Note 17 — Subsequent Events.
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
During the six months ended June 30, 2022, 18 properties totaling approximately 800,000 square feet with a carrying value of $121.8 million were deemed to be impaired and their carrying values were reduced to an estimated fair value of $110.5 million, resulting in impairment charges of $11.3 million, which were recorded in the condensed consolidated statements of operations. Additionally, during the six months ended June 30, 2022, certain condominium units were deemed to be impaired and their carrying values were reduced to their estimated fair value, resulting in impairment charges of $7.9 million, which were recorded in the condensed consolidated statements of operations. See Note 3 — Fair Value Measurements for a further discussion regarding these impairment charges.
2021 Property Acquisitions
During the six months ended June 30, 2021, the Company did not acquire any properties.
Assets Acquired Via Foreclosure
During the six months ended June 30, 2021, the Company completed foreclosure proceedings to take control of the assets which previously secured its eight mezzanine loans, including 75 condominium units and 21 rental units across four buildings, including certain units that are under development. No land was acquired in connection with the foreclosure.
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
2021 Condominium Dispositions
During the six months ended June 30, 2021, the Company disposed of condominium units for an aggregate sales price of $8.8 million, resulting in proceeds of $8.5 million after closing costs and a gain of $1.5 million. The Company has no continuing involvement that would preclude sale treatment with these condominium units. The gain on sale of condominium units is included in gain on disposition of real estate and condominium developments, net in the condensed consolidated statements of operations.
2021 Property Dispositions and Real Estate Assets Held for Sale
During the six months ended June 30, 2021, the Company disposed of 47 retail properties, for an aggregate gross sales price of $304.0 million, resulting in proceeds of $269.0 million after closing costs and a gain of $46.5 million. The Company has no continuing involvement that would preclude sale treatment with these properties.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited) – (Continued)

As of June 30, 2021, there were two properties classified as held for sale with a carrying value of $6.1 million included in assets held for sale in the accompanying condensed consolidated balance sheets. Subsequent to June 30, 2021, the Company disposed of these properties.
2021 Impairment
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
Consolidated Joint Venture
As of June 30, 2022, the Company had an interest in a Consolidated Joint Venture that owned and managed two properties, with total assets of $6.8 million, which included $7.2 million of land, building and improvements and $641,000 of intangible assets, net of accumulated depreciation and amortization of $1.2 million, and total liabilities of $47,000. The Consolidated Joint Venture did not have any debt outstanding as of June 30, 2022. The Company has the ability to control operating and financial policies of the Consolidated Joint Venture. There are restrictions on the use of these assets as the Company would generally be required to obtain the approval of the partner (the “Consolidated Joint Venture Partner”) in accordance with the joint venture agreement for any major transactions. The Company and the Consolidated Joint Venture Partner are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls. Subsequent to June 30, 2022, the Company disposed of the two properties previously owned through the Consolidated Joint Venture, as further discussed in Note 17 — Subsequent Events.
NOTE 5 — INTANGIBLE LEASE ASSETS AND LIABILITIES
Intangible lease assets and liabilities consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands, except weighted average life remaining):

	June 30, 2022	December 31, 2021
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $77,745 and $73,923, respectively (both with a weighted average life remaining of 11.4 years)
	$194,473	$224,931
Acquired above-market leases, net of accumulated amortization of $3,733 and $3,204, respectively (with a weighted average life remaining of 13.1 years and 13.3 years, respectively)
	11,759	12,774
Total intangible lease assets, net	$206,232	$237,705
Intangible lease liabilities:
Acquired below-market leases, net of accumulated amortization of $4,922 and $9,043, respectively (with a weighted average life remaining of 12.8 years and 11.5 years, respectively)
	$20,337	$24,896
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
The following table summarizes the amortization related to the intangible lease assets and liabilities for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
In-place lease and other intangible amortization	$6,326	$7,428	$13,112	$15,201
Above-market lease amortization	$305	$599	$621	$1,249
Below-market lease amortization	$484	$1,377	$1,063	$2,843

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited) – (Continued)

As of June 30, 2022, the estimated amortization relating to the intangible lease assets and liabilities is as follows (in thousands):

	Amortization
	In-Place Leases and Other Intangibles	Above-Market Leases	Below-Market Leases
Remainder of 2022	$12,128	$573	$959
2023	23,167	1,140	1,865
2024	21,696	1,035	1,739
2025	18,734	975	1,667
2026	16,961	930	1,646
Thereafter	101,787	7,106	12,461
Total	$194,473	$11,759	$20,337
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
During the three and six months ended June 30, 2022, the Company recognized an equity method net gain of $5.2 million related to its investment in CIM UII Onshore. The Company recognized distributions of $531,000 related to its investment in CIM UII Onshore during the six months ended June 30, 2022, all of which was recognized as a return on investment. On March 31, 2022, the Company fully redeemed its $60.7 million investment in CIM UII Onshore, which represented less than 5% ownership of CIM UII Onshore and approximated fair value. As of June 30, 2022, the Company received 100% of the redemption proceeds.
Additionally, during the year ended December 31, 2021, the Company entered into the Unconsolidated Joint Venture, of which the Company owns 50% of the outstanding equity. The Unconsolidated Joint Venture holds 90% of the membership interest in the NewPoint JV. Through the Unconsolidated Joint Venture, the Company has a 45% interest in the NewPoint JV and accounts for its investment under the equity method. The primary purpose of the NewPoint JV is to source, underwrite, close and service on an ongoing basis multifamily bridge loans, participation interests, and other debt instruments such as loans. As of June 30, 2022, the carrying value of the Company’s investment in NP JV Holdings was $96.2 million, which approximates fair value and is included in investments in unconsolidated entities on the condensed consolidated balance sheets. The Company received $2.1 million in distributions related to its investment in NP JV Holdings during the six months ended June 30, 2022, $1.5 million of which was recognized as a return on investment and $614,000 of which was recognized as a return of investment and reduced the invested capital and the carrying amount.
NOTE 7 — REAL ESTATE-RELATED SECURITIES
As of June 30, 2022, the Company had real estate-related securities with an aggregate estimated fair value of $274.4 million, which included 10 CMBS investments and an investment in a publicly-traded equity security. The CMBS mature on various dates from March 2024 through June 2058 and have interest rates ranging from 5.4% to 7.6%, with one CMBS earning a zero coupon rate. The following is a summary of the Company’s real estate-related securities as of June 30, 2022 (in thousands):

	Real Estate-Related Securities
	Amortized Cost Basis	Unrealized Loss	Fair Value
CMBS	$240,415	$(12,990)	$227,425
Equity security	53,388	(6,431)	46,957
Total real estate-related securities	$293,803	$(19,421)	$274,382

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited) – (Continued)

The following table provides the activity for the real estate-related securities during the six months ended June 30, 2022 (in thousands):

	Amortized Cost Basis	Unrealized Gain (Loss)	Fair Value
Real estate-related securities as of January 1, 2022	$102,674	$2,797	$105,471
Face value of real estate-related securities acquired	258,820	—	258,820
Investment in preferred units, net (1)	(63,490)	—	(63,490)
Premiums and discounts on purchase of real estate-related securities, net of acquisition costs	(4,374)	—	(4,374)
Amortization of discount on real estate-related securities	987	—	987
Realized gain on sale of real estate-related securities	(110)	(22)	(132)
Capitalized interest income on real estate-related securities	546	—	546
Principal payments received on real estate-related securities	(1,250)	—	(1,250)
Unrealized loss on real estate-related securities	—	(22,196)	(22,196)
Real estate-related securities as of June 30, 2022	$293,803	$(19,421)	$274,382
____________________________________
(1)    Included in this balance is $68.2 million of the Company’s investment in preferred units which were redeemed during the six months ended June 30, 2022 in exchange for an investment in a first mortgage loan, as further discussed in Note 8 — Loans Held-For-Investment.
During the six months ended June 30, 2022, the Company invested $259.2 million in CMBS. During the same period, the Company sold one marketable security with an aggregate carrying value of $110,000 resulting in net proceeds of $132,000 and a gain of $22,000. The Company also received $53.4 million in an equity security during the six months ended June 30, 2022 as consideration in connection with the Purchase and Sale Agreement. Unrealized gains and losses on CMBS are recorded in other comprehensive (loss) income, with a portion of the amount subsequently reclassified into interest expense and other, net in the accompanying condensed consolidated statements of operations as securities are sold and gains and losses are recognized. Unrealized gains and losses on the equity security are reported on the condensed consolidated statements of operations. During the six months ended June 30, 2022, the Company recorded $22.2 million of unrealized loss on its real estate-related securities, $15.8 million of which is included in other comprehensive (loss) income in the accompanying condensed consolidated statements of comprehensive income. The remaining $6.4 million of unrealized loss on the Company’s equity security is included in interest expense and other, net in the accompanying condensed consolidated statements of operations.
The scheduled maturities of the Company’s CMBS as of June 30, 2022 are as follows (in thousands):

	CMBS
	Amortized Cost	Estimated Fair Value
Due within one year	$—	$—
Due after one year through five years	200,175	193,074
Due after five years through ten years	—	—
Due after ten years	40,240	34,351
Total	$240,415	$227,425
Actual maturities of real estate-related securities can differ from contractual maturities because borrowers on certain corporate credit securities may have the right to prepay their respective debt obligations at any time. In addition, factors such as prepayments and interest rates may affect the yields on such securities.
In estimating credit losses related to real estate-related securities, management considers a variety of factors, including (1) whether the Company has the intent to sell the impaired security before the recovery of its amortized cost basis, (2) whether the Company expects to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value, and (3) whether the Company expects to recover the entire amortized cost basis of the security. As of June 30, 2022, the Company had no credit losses related to real estate-related securities.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited) – (Continued)

NOTE 8 — LOANS HELD-FOR-INVESTMENT
The Company’s loans held-for-investment consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	As of June 30,	As of December 31,
	2022	2021
First mortgage loans (1)	$3,171,155	$1,968,585
Total CRE loans held-for-investment and related receivables, net	3,171,155	1,968,585
Liquid senior loans	684,866	655,516
Corporate senior loans	55,218	—
Loans held-for-investment and related receivables, net	$3,911,239	$2,624,101

Less: Current expected credit losses	$(23,935)	$(15,201)
Total loans held-for-investment and related receivable, net	$3,887,304	$2,608,900
____________________________________
(1)    As of June 30, 2022, first mortgage loans included $20.1 million of contiguous mezzanine loan components that, as a whole, have expected credit quality similar to that of a first mortgage loan.
The following table details overall statistics for the Company’s loans held-for-investment as of June 30, 2022 and December 31, 2021 (dollar amounts in thousands):

	CRE Loans (1) (2)		Liquid Senior Loans		Corporate Senior Loans
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Number of loans	28	22	309	295	4	—
Principal balance	$3,196,721	$1,985,722	$688,965	$659,007	$55,801	$—
Net book value	$3,158,080	$1,958,655	$674,677	$650,245	$54,547	$—
Weighted-average interest rate	4.5%	3.3%	5.1%	3.7%	7.8%	—%
Weighted-average maximum years to maturity	4.1	4.3	5.0	5.1	5.3	0.0
Unfunded loan commitments (3)	$364,221	$209,368	$2,031	$1,562	$6,649	$—
____________________________________
(1)As of June 30, 2022, 100% of the Company’s CRE loans by principal balance earned a floating rate of interest, primarily indexed to U.S. dollar LIBOR and the Secured Overnight Financing Rate (“SOFR”).
(2)Maximum maturity date assumes all extension options are exercised by the borrowers; however, the Company’s CRE loans may be repaid prior to such date.
(3)Unfunded loan commitments are subject to the satisfaction of borrower milestones and are not reflected in the accompanying condensed consolidated balance sheets. This balance does not include unsettled liquid senior loan purchases of $22.4 million that are included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited) – (Continued)

Activity relating to the Company’s loans held-for-investment portfolio was as follows (in thousands):

	CRE Loans	Liquid Senior Loans	Corporate Senior Loans	Total Loan Portfolio
Balance, January 1, 2022	$1,958,655	$650,245	$—	$2,608,900
Loan originations and acquisitions (1)	1,291,847	111,546	55,851	1,459,244
Sale of loans	—	(35,460)	—	(35,460)
Principal repayments received (2)	(80,911)	(46,140)	(50)	(127,101)
Capitalized interest	62	—	—	62
Deferred fees and other items (3)	(13,367)	(1,176)	(600)	(15,143)
Accretion and amortization of fees and other items	4,938	581	17	5,536
Current expected credit losses	(3,144)	(4,919)	(671)	(8,734)
Balance, June 30, 2022	$3,158,080	$674,677	$54,547	$3,887,304
____________________________________
(1)The Company’s investment in preferred units, which was previously recorded in real estate-related securities on the accompanying condensed consolidated balance sheets, was redeemed during the six months ended June 30, 2022 in exchange for an investment in a first mortgage loan. The converted investment in preferred units of $68.2 million is included in the CRE loans balance with an all-in-rate of 8.0% and an initial maturity date of October 9, 2023.
(2)Includes the repayment of a $80.9 million first mortgage loan prior to the maturity date.
(3)Other items primarily consist of purchase discounts or premiums, accretion of exit fees and deferred origination expenses.
Current Expected Credit Losses
Current expected credit losses reflect the Company’s current estimate of potential credit losses related to the loans held-for-investment included in the Company’s condensed consolidated balance sheets. Refer to Note 2 — Summary of Significant Accounting Policies for further discussion of the Company’s current expected credit losses.
The following table presents the activity in the Company’s current expected credit losses by loan type for the six months ended June 30, 2022 (in thousands):

	First Mortgage Loans	Unfunded First Mortgage Loans (1)	Liquid Senior Loans	Unfunded or Unsettled Liquid Senior Loans (1)	Corporate Senior Loans	Unfunded Corporate Senior Loans (1)	Total
Current expected credit losses as of January 1, 2022	$9,930	$—	$5,271	$—	$—	$—	$15,201
Provision for credit losses	1,312	360	2,581	400	56	—	4,709
Current expected credit losses as of March 31, 2022	$11,242	$360	$7,852	$400	$56	$—	$19,910
Provision for credit losses	1,832	170	2,338	(96)	615	83	4,942
Current expected credit losses as of June 30, 2022	$13,074	$530	$10,190	$304	$671	$83	$24,852
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
June 30, 2022 (Unaudited) – (Continued)

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
The Company’s primary credit quality indicator is its risk ratings, which are further discussed above. The following table presents the net book value of the Company’s loans held-for-investment portfolio as of June 30, 2022 by year of origination, loan type, and risk rating (dollar amounts in thousands):

		Amortized Cost of Loans Held-For-Investment by Year of Origination (1)
		As of June 30, 2022
	Number of Loans	2022	2021	2020	2019	Total
First mortgage loans by internal risk rating:
1	—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—
3	28	1,171,306	1,803,406	147,736	48,707	3,171,155
4	—	—	—	—	—	—
5	—	—	—	—	—	—
Total first mortgage loans	28	1,171,306	1,803,406	147,736	48,707	3,171,155
Liquid senior loans by internal risk rating:
1	—	—	—	—	—	—
2	2	—	—	5,325	—	5,325
3	301	89,497	338,809	235,780	3,024	667,110
4	6	3,306	—	9,125	—	12,431
5	—	—	—	—	—	—
Total liquid senior loans	309	92,803	338,809	250,230	3,024	684,866
Corporate senior loans by internal risk rating:
1	—	—	—	—	—	—
2	—	—	—	—	—	—
3	4	55,218	—	—	—	55,218
4	—	—	—	—	—	—
5	—	—	—	—	—	—
Total corporate senior loans	4	55,218	—	—	—	55,218
Less: Current expected credit losses						(23,935)
Total loans held-for-investment and related receivables, net	341					$3,887,304
Weighted Average Risk Rating (2)						3.0

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited) – (Continued)

____________________________________
(1)    Date loan was originated or acquired by the Company. Origination dates are subsequently updated to reflect material loan modifications.
(2)    Weighted average risk rating calculated based on carrying value at period end.
NOTE 9 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. During the six months ended June 30, 2022, one of the Company’s interest rate swap agreements matured, four of the Company’s interest rate cap agreements matured, and the Company terminated one interest rate swap agreement prior to the maturity date. As of June 30, 2022, the Company had one non-designated interest rate cap agreement and three interest rate swap agreements designated as hedging instruments. Subsequent to June 30, 2022, one of the Company’s interest rate swap agreements matured, as further discussed in Note 17 — Subsequent Events.
The following table summarizes the terms of the Company’s interest rate cap agreements and interest rate swap agreements as of June 30, 2022 and December 31, 2021 (dollar amounts in thousands):

		Outstanding Notional				Fair Value of Assets (Liabilities) as of
	Balance Sheet	Amount as of	Interest	Effective	Maturity	June 30,	December 31,
	Location	June 30, 2022	Rates (1)	Dates	Dates	2022	2021
Interest Rate Cap	Prepaid expenses, derivative assets and other assets	$650,000	5.99%	7/15/2021	7/15/2023	$2,030	$179
Interest Rate Swaps	Prepaid expenses, derivative assets and other assets	$55,800	3.46% to 4.04%	6/27/2017 to 9/30/2019	7/1/2022 to 9/6/2022	$35	$—
Interest Rate Swap	Deferred rental income, derivative liabilities and other liabilities	$100,000	4.99%	10/31/2018	9/6/2022	$(195)	$(2,466)
____________________________________
(1)The interest rate consists of the underlying index swapped or capped to a fixed rate as of June 30, 2022.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the derivative instruments is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company has interest rate caps that are used to manage exposure to interest rate movements, but do not meet the requirements to be designated as hedging instruments. The change in fair value of the derivative instruments that are not designated as hedges is recorded directly to earnings in interest expense and other, net on the accompanying condensed consolidated statements of operations. During the six months ended June 30, 2022, the Company had interest rate swaps designated as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the derivative instruments designated as hedges is recorded in other comprehensive (loss) income, with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the three and six months ended June 30, 2022, the amount of loss reclassified from other comprehensive (loss) income as an increase to interest expense was $69,000 and $62,000, respectively. For the three and six months ended June 30, 2021, the amount of loss reclassified from other comprehensive (loss) income as an increase to interest expense was $71,000 and $3.2 million, respectively. The total unrealized gain on interest rate swaps of $2.5 million as of June 30, 2022, and the total unrealized gain on interest rate swaps of $152,000 as of December 31, 2021, respectively, is included in accumulated other comprehensive (loss) income in the accompanying condensed consolidated statements of stockholders’ equity. During the next 12 months, the Company estimates that $203,000 will be reclassified from other comprehensive (loss) income as an increase to interest expense. The Company includes cash flows from interest rate swap agreements in net cash flows provided by operating activities on its condensed consolidated statements of cash flows, as the Company’s accounting policy is to present cash flows from hedging instruments in the same category in its condensed consolidated statements of cash flows as the category for cash flows from the hedged items.
The Company has agreements with each of its derivative counterparties that contain provisions whereby if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited) – (Continued)

settle its obligations under the agreements at their aggregate termination value, inclusive of interest payments and accrued interest of $210,000 as of June 30, 2022. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its derivative instruments based on the credit quality of the Company and the respective counterparty. There were no events of default related to the derivative instruments as of June 30, 2022.
NOTE 10 — REPURCHASE FACILITIES, CREDIT FACILITIES AND NOTES PAYABLE
As of June 30, 2022, the Company had $4.2 billion of debt outstanding, including net deferred financing costs, with a weighted average years to maturity of 3.2 years and a weighted average interest rate of 3.3%. The weighted average years to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date.
The following table summarizes the debt balances as of June 30, 2022 and December 31, 2021, and the debt activity for the six months ended June 30, 2022 (in thousands):

		During the Six Months Ended June 30, 2022
	Balance as of December 31, 2021	Debt Issuances & Assumptions (1)	Repayments & Modifications (2)		Accretion & (Amortization)	Balance as of June 30, 2022
Notes payable – fixed rate debt	$471,967	$—	$(376,650)	(4)	$—	$95,317
Notes payable – variable rate debt	70,268	314,903	(21,007)		—	364,164
First lien mortgage loan	650,000	—	(514,728)		—	135,272
ABS mortgage notes	770,775	—	(3,870)		—	766,905
Credit facilities	910,000	372,000	(548,000)		—	734,000
Repurchase facilities	1,298,414	928,955	(76,375)		—	2,150,994
Total debt	4,171,424	1,615,858	(1,540,630)		—	4,246,652
Deferred costs – credit facility (3)	(143)	(213)	—		239	(117)
Deferred costs – fixed rate debt and first lien mortgage loan	(11,678)	—	7,481		1,923	(2,274)
Deferred costs – variable rate debt	(271)	(2,524)	—		380	(2,415)
Deferred costs – ABS mortgage notes	(16,127)	—	382		966	(14,779)
Total debt, net	$4,143,205	$1,613,121	$(1,532,767)		$3,508	$4,227,067
____________________________________
(1)Includes deferred financing costs incurred during the period.
(2)In connection with the repayment of certain mortgage notes, the Company recognized a loss on extinguishment of debt of $16.2 million during the six months ended June 30, 2022.
(3)Deferred costs related to the term portion of the CIM Income NAV Credit Facility (as defined below).
(4)Includes mortgage notes of $313.7 million that were assumed by buyer in connection with disposition of real estate assets.
Notes Payable
As of June 30, 2022, the fixed rate debt outstanding of $95.3 million included $15.8 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rates per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 4.0% to 4.5% per annum. The fixed rate debt outstanding matures on various dates from July 2022 through February 2025. Should a loan not be repaid by its scheduled repayment date, the applicable interest rate may increase as specified in the respective loan agreement. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $173.4 million as of June 30, 2022. Each of the mortgage notes payable comprising the fixed rate debt is secured by the respective properties on which the debt was placed.
As of June 30, 2022, the Company had $364.2 million of variable rate debt outstanding, which included $314.9 million of borrowings financed through a note on note financing arrangement with Massachusetts Mutual Life Insurance Company (the “Mass Mutual Financing”). In addition, upon completing foreclosure proceedings to take control of the assets which previously

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited) – (Continued)

secured the Company’s mezzanine loans in January 2021, the Company assumed $102.6 million in variable rate debt related to the underlying properties. The variable rate debt outstanding had a weighted average interest rate of 3.8% as of June 30, 2022, and matures on various dates from July 2022 to October 2027.
First Lien Mortgage Loan
On July 15, 2021, JPMorgan Chase Bank, N.A., as administrative agent (“JPMorgan Chase”), and DBR Investments Co. Limited originated a $650.0 million first lien mortgage loan (the “Mortgage Loan”) to 114 single purpose entities (the “Borrowers”), each of which is an affiliate of the Company and is managed on a day-to-day basis by affiliates of CIM. As of June 30, 2022, the Mortgage Loan is secured by, among other things, cross-collateralized and cross-defaulted first priority mortgages, deeds of trust, security agreements or other similar security instruments on the Borrowers’ fee simple interests in 53 properties, comprised of 52 single-tenant retail properties and one office property. As of June 30, 2022, the aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the notes was $333.9 million. Amounts outstanding on the Mortgage Loan totaled $135.3 million with a weighted average interest rate of 6.0% as of June 30, 2022. The Mortgage Loan is a floating-rate, interest-only, non-recourse loan with a two-year initial term ending on August 9, 2023, with three one-year extension options, subject to certain conditions.
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
____________________________________
(1)Reflects credit rating from Standard & Poor’s Financial Services LLC (“Standard & Poor’s”).
The collateral pool for the Class A Notes is comprised of 168 of the Company’s double- and triple-net leased single tenant properties, together with the related leases and certain other rights and interests. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the Class A Notes was $977.3 million. As of June 30, 2022, amounts outstanding on the Class A Notes totaled $766.9 million with a weighted average interest rate of 2.8%. The Company may prepay the Class A Notes in full on or after the payment date beginning in July 2026 for the Class A-1 (AAA) Notes, the Class A-3 (AA) Notes and the Class A-5 (A) Notes, and on or after the payment date in July 2028 for the Class A-2 (AAA) Notes, the Class A-4 (AA) Notes and the Class A-6 (A) Notes.
Credit Facilities
On December 16, 2021, as a result of the CIM Income NAV Merger, a subsidiary of the Company assumed CIM Income NAV’s obligations pursuant to the credit agreement by and among CIM Income NAV Operating Partnership, LP, the operating partnership of CIM Income NAV (“CIM Income NAV OP”), JPMorgan Chase, as administrative agent, and the lender parties thereto (the “CIM Income NAV Credit Agreement”), including as guarantor under a guaranty provided by CIM Income NAV, and as modified by a modification agreement dated as of September 6, 2017 and subsequently modified following the consummation of the CIM Income NAV Merger by a second modification agreement on December 16, 2021. The CIM Income NAV Credit Agreement allowed for borrowings of up to $425.0 million (the “CIM Income NAV Credit Facility”), including $212.5 million in term loans (the “CIM Income NAV Term Loans”) and up to $212.5 million in revolving loans (the “CIM Income NAV Revolving Loans”). The CIM Income NAV Term Loans and the CIM Income NAV Revolving Loans had a maturity date of September 6, 2022. The Company paid down the $212.5 million outstanding balance under the CIM Income NAV Credit Facility and terminated the CIM Income NAV Credit Facility subsequent to June 30, 2022, as further discussed in Note 17 — Subsequent Events.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited) – (Continued)

As of June 30, 2022, the CIM Income NAV Term Loans outstanding totaled $212.5 million, $140.0 million of which was subject to interest rate swap agreements (the “Swapped Term Loans”). The interest rate swap agreements had the effect of fixing the Eurodollar Rate per annum of the Swapped Term Loans at an all-in rate of 4.6%. As of June 30, 2022, the Company had $212.5 million outstanding under the CIM Income NAV Credit Facility at a weighted average interest rate of 4.2% and $212.5 million in unused capacity, subject to borrowing availability.
CMFT Corporate Credit Securities, LLC, an indirect wholly-owned, bankruptcy-remote subsidiary of the Company, has a revolving credit and security agreement (the “Third Amended Credit and Security Agreement”) with the lenders from time to time parties thereto, Citibank, N.A. (“Citibank”), as administrative agent, CMFT Securities Investments, LLC, a wholly-owned subsidiary of the Company (“CMFT Securities”), as equityholder and as collateral manager, Citibank (acting through its Agency & Trust division), as both a collateral agent and as a collateral custodian, and Virtus Group, LP, as collateral administrator. The Third Amended Credit and Security Agreement provides for available borrowings under the revolving credit facility to an aggregate principal amount up to $550.0 million (the “Credit Securities Revolver”). The Credit Securities Revolver may be increased from time to time pursuant to the Third Amended Credit and Security Agreement. As of June 30, 2022, the amounts borrowed and outstanding under the Credit Securities Revolver totaled $521.5 million at a weighted average interest rate of 3.4%.
Borrowings under the Third Amended Credit and Security Agreement will bear interest equal to the one-month Term SOFR (as defined in the Third Amended Credit and Security Agreement) for the relevant interest period, plus an applicable rate. The applicable rate is dependent on the type of loan being financed, which includes broadly syndicated, private and middle market loans meeting certain criteria as set forth in the Third Amended Credit and Security Agreement and ranges from 1.90% to 2.75% per annum during the first two years of the reinvestment period and 2.00% to 2.85% during the last year of the reinvestment period and 2.10% to 2.95% per annum during the amortization period (and, in each case, an additional 2.00% per annum following an event of default under the Third Amended Credit and Security Agreement). The reinvestment period began on December 31, 2019 (the “Closing Date”) and concludes on the earlier of (i) the date that is three years after the Closing Date, (ii) the final maturity date and (iii) the date on which the total assets under management of the Company and its wholly-owned subsidiaries is less than $1.25 billion (the “Reinvestment Period”). The final maturity date is the earliest to occur of: (i) the date that the Credit Securities Revolver is paid down and (ii) the second anniversary after the Reinvestment Period concludes. Borrowings under the Third Amended Credit and Security Agreement are secured by substantially all of the assets held by CMFT Corporate Credit Securities, LLC, which shall primarily consist of liquid senior secured loans subject to certain eligibility criteria under the Third Amended Credit and Security Agreement.
The Company believes it was in compliance with the financial covenants under the Company’s various fixed and variable rate debt agreements, as of June 30, 2022.
Repurchase Facilities
As of June 30, 2022, indirect wholly-owned subsidiaries of the Company (collectively, the “CMFT Lending Subs”), had Master Repurchase Agreements with Citibank, Barclays Bank PLC (“Barclays”), Wells Fargo Bank, N.A. (“Wells Fargo”), Deutsche Bank AG (“Deutsche Bank”), and J.P. Morgan Securities LLC (“J.P. Morgan”) (collectively, the “Repurchase Agreements”) to provide financing primarily through each bank’s purchase of the Company’s CRE mortgage loans and CMBS and future funding advances (the “Repurchase Facilities”).
The following table is a summary of the Repurchase Facilities as of June 30, 2022 (dollar amounts in thousands):

Repurchase Facility	Date of Agreement	Maturity Date(1)		Maximum Facility Size(2)	Weighted Average Interest Rate		Carrying Value of Loans Financed under Repurchase Facility	Amount Financed
Citibank	6/4/2020	8/17/2024		$400,000	3.0%	(3)	$456,225	$329,153
Barclays	9/21/2020	9/21/2024		1,250,000	3.1%	(3)	1,158,109	912,598
Wells Fargo	5/20/2021	5/19/2024		750,000	2.9%	(3)	881,515	690,810
Deutsche Bank	10/8/2021	10/8/2022		300,000	3.5%	(4)	186,253	143,023
J.P. Morgan	6/1/2022	7/13/2022	(5)	(5)	2.5%	(6)	193,075	75,410
Total				$2,700,000			$2,875,177	$2,150,994
__________________________________

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited) – (Continued)

(1)The repurchase facilities with Citibank, Barclays, and Wells Fargo are set to mature on various dates between May 2024 and September 2024, with up to two one-year extension options, while the repurchase facility with Deutsche Bank (“Deutsche Bank Repurchase Facility”) is set to mature on October 8, 2022, with four one-year extension options, all of which are subject to certain conditions set forth in the Repurchase Agreements. Subsequent to June 30, 2022, the Company exercised the Deutsche Bank Repurchase Facility’s first extension option, extending the date of maturity to October 8, 2023, as discussed in Note 17 — Subsequent Events.
(2)During the six months ended June 30, 2022, the Company increased the repurchase facility with Barclays (the “Barclays Repurchase Facility”) and Wells Fargo (the “Wells Fargo Repurchase Facility”) to provide up to $1.25 billion and $750.0 million, respectively, in financing.
(3)Advances under the repurchase agreement accrue interest at per annum rates based on the one-month LIBOR, Term SOFR (as such term is defined in the applicable Repurchase Agreement), 30-day SOFR average, or the daily compounded SOFR plus a spread ranging from 1.25% to 2.15% to be determined on a case-by-case basis between Citibank, Barclays or Wells Fargo and the CMFT Lending Subs.
(4)Under the Amended and Restated Master Repurchase Agreement with Deutsche Bank, advances under the repurchase agreement may be made based on one-month Term SOFR plus a spread designated by Deutsche Bank and the interest rate used for certain existing advances under the existing Deutsche Bank Repurchase Facility may be converted from the one-month LIBOR to one-month SOFR plus a spread ranging from 1.90% to 2.75%.
(5)Facilities under the Master Repurchase Agreement with J.P. Morgan carry a rolling term which is reset monthly. Such facilities carry no maximum facility size.
(6)Under the Master Repurchase Agreement with J.P. Morgan, advances under the repurchase agreement may be made based on one-month Term SOFR plus a spread designated by J.P. Morgan ranging from 1.20% to 1.35%.
The Repurchase Agreements provide for simultaneous agreements by Citibank, Barclays, Wells Fargo, Deutsche Bank and J.P. Morgan to re-sell such purchased CRE mortgage loans and CMBS back to CMFT Lending Subs at a certain future date or upon demand.
In connection with certain of the Repurchase Agreements, the Company (as the guarantor) entered into guaranties with Citibank, Barclays, Wells Fargo, and Deutsche Bank (the “Guaranties”), under which the Company agreed to guarantee up to 25% of the CMFT Lending Subs’ obligations under certain Repurchase Agreements.
The Repurchase Agreements and the Guaranties contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. In addition, the Guaranties contain financial covenants that require the Company to maintain: (i) minimum liquidity of not less than the lower of (a) $50.0 million and (b) the greater of (A) $10.0 million and (B) 5% of the Company’s recourse indebtedness, as defined in the Guaranties; (ii) minimum consolidated net worth greater than or equal to $1.0 billion plus (a) 75% of the equity issued by the Company following the respective closing dates of the Repurchase Agreements (the “Repurchase Closing Dates”) minus (b) the aggregate amount of any redemptions or similar transaction by the Company from the Repurchase Closing Dates; (iii) maximum leverage ratio of total indebtedness to total equity less than or equal to 80%; and (iv) minimum interest coverage ratio of EBITDA (as defined in the Guaranties) to interest expense equal to or greater than 1.40. The Company believes it was in compliance with the financial covenants under the Repurchase Agreements as of June 30, 2022.
Maturities
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt subsequent to June 30, 2022 (in thousands):

Principal Repayments
Remainder of 2022	$500,079
2023	140,235
2024	2,520,151
2025	12,763
2026	—
Thereafter	1,073,424
Total	$4,246,652

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited) – (Continued)

NOTE 11 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation and claims. The Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or of which the Company’s properties are the subject.
Unfunded Commitments
As of June 30, 2022, the Company had $370.9 million of unfunded loan commitments related to its existing CRE loans held-for-investment and corporate senior loans, and $115.7 million of unfunded commitments related to the NewPoint JV. These commitments are not reflected in the accompanying condensed consolidated balance sheet.
Unfunded Liquid Senior Loans
As of June 30, 2022, the Company had $2.0 million of unfunded liquid senior loans and $22.4 million of unsettled liquid senior loan acquisitions, $14.8 million of which settled subsequent to June 30, 2022. Unsettled acquisitions are included in cash and cash equivalents in the accompanying condensed consolidated balance sheet.
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
June 30, 2022 (Unaudited) – (Continued)

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
Incentive compensation
CMFT Management is entitled to receive incentive compensation, payable with respect to each quarter, which is generally equal to the excess of (a) the product of (i) 20% and (ii) the excess of (A) Core Earnings (as defined in the Management Agreement) of the Company for the previous 12-month period, over (B) the product of (1) the Company’s Consolidated Equity (as defined in the Management Agreement) in the previous 12-month period, and (2) 7% per annum, over (b) the sum of any incentive compensation paid to CMFT Management with respect to the first three calendar quarters of such previous 12-month period (or such lesser number of completed calendar quarters preceding the applicable period, if applicable). During the three and six months ended June 30, 2022 and 2021, no incentive compensation fees were incurred.
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
The Company recorded fees and expense reimbursements as shown in the table below for services provided by CMFT Management or its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Management fees	$13,351	$11,755	$26,698	$23,332
Expense reimbursements to related parties (1)	$3,777	$3,210	$7,471	$5,871
____________________________________
(1)During the six months ended June 30, 2022, the Company paid $461,000 of expense reimbursements attributable to earnout leasing costs under the Purchase and Sale Agreement, which are included in gain on disposition of real estate and condominium developments, net in the condensed consolidated statements of operations.
Due to Affiliates
Of the amounts shown above, $14.4 million and $16.0 million had been incurred, but not yet paid, for services provided by CMFT Management or its affiliates in connection with the management and operating activities during the six months ended June 30, 2022 and 2021, respectively, and such amounts were recorded as liabilities of the Company as of such dates.
Development Management Agreements
On January 7, 2021, the Company completed foreclosure proceedings to take control of the assets which previously secured its mezzanine loans, including 75 condominium units and 21 rental units across four buildings in New York. Upon foreclosure, and with the approval of the valuation, compensation and affiliate transactions committee of the Board, CIM NY Management, LLC, an affiliate of the Company’s manager, CMFT Management, entered into a Development Management Agreement with the indirect wholly owned subsidiaries of the Company that own each of the four buildings (the “Building Owners”), wherein CIM NY Management, LLC will act as project manager in overseeing the development and construction of property improvements in accordance with each respective Development Management Agreement (the “Development

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited) – (Continued)

Services”). In consideration for the Development Services, CIM NY Management, LLC will receive a development management fee from the Building Owners equal to 4% of the aggregate gross project costs expended during the term of the Development Management Agreement, subject to the conditions in each respective Development Management Agreement. During the six months ended June 30, 2022 and 2021, the Company recorded $234,000 and $56,000, respectively, in development management fees. Additionally, CIM NY Management, LLC is reimbursed by the Building Owners for expenses incurred in connection with the Development Services, including services provided that are incidental to but not part of the Development Services. The Development Management Agreement shall remain in effect until the project completion date, and is terminable by either party with fifteen days prior notice to the other party, with or without cause.
Affiliated Investments
In September 2021, the Company co-invested $68.4 million in preferred units and $138.8 million in a mortgage loan to a third-party for the purchase of a multi-family, office and retail building in Fort Lauderdale, Florida with CIM Real Assets & Credit Fund, a fund that is advised by affiliates of CMFT Management (“CIM RACR”). During the six months ended June 30, 2022, the Company and CIM RACR upsized their investment in the preferred units with an additional $4.8 million and $364,000, respectively, and upsized their investment in the mortgage loan with an additional $6.4 million and $490,000, respectively. The Company subsequently redeemed its investment in the preferred units during the six months ended June 30, 2022 in exchange for an investment in a first mortgage loan. As a result of the upsize and the conversion of preferred units, as of June 30, 2022, the Company had $203.6 million invested in the mortgage loan.
In October 2021, the Company invested in a $130.0 million first mortgage loan, with an initial advance of $119.0 million, to a third-party, the proceeds of which were used to finance the acquisition of a property from a fund that is advised by an affiliate of CMFT Management. As of June 30, 2022, $121.2 million of the first mortgage loan was outstanding. An affiliate of CMFT Management serves as the property manager for this property and has entered into a subordination agreement with the Company in connection with the loan.
In November 2021, the Company entered into the Unconsolidated Joint Venture (the “MT-FT JV”) with CMMT Holdings, LLC, a fund that is advised by an affiliate of CMFT Management, for the purposes of investing in the NewPoint JV. The Company owns 50% of the equity interests of the MT-FT JV and has committed to fund capital to the MT-FT JV up to $212.5 million, of which $96.8 million has been funded. For more information on the NewPoint JV, see Note 2 — Summary of Significant Accounting Policies.
In December 2021, the Company invested in a $155.0 million first mortgage loan, with an initial advance of $154.0 million, to a third-party, the proceeds of which were used to finance the acquisition of a property from a fund that is advised by an affiliate of CMFT Management. As of June 30, 2022, $154.0 million of the first mortgage loan was outstanding.
During the six months ended June 30, 2022, the Company invested in a $147.0 million first mortgage loan, with an initial advance of $143.0 million, to a third-party, which was previously funded by a fund that is advised by an affiliate of CMFT Management. As of June 30, 2022, $143.3 million of the first mortgage loan was outstanding.
As a result of the CIM Income NAV Merger, the Company had an investment in CIM UII Onshore, a fund that is advised by an affiliate of CMFT Management, which was fully redeemed for $60.7 million during the six months ended June 30, 2022. See Note 2 — Summary of Significant Accounting Policies for more information on the CIM UII Onshore investment.
During the six months ended June 30, 2022, the Company and CIM RACR co-invested $55.9 million and $12.2 million, respectively, in four corporate senior loans to a third-party. As of June 30, 2022, $55.8 million of the corporate senior loans was outstanding. Subsequent to June 30, 2022, the Company and CIM RACR co-invested $20.0 million and $2.5 million, respectively, in a corporate senior loan to a third-party. The Sub-Advisor provided investment management services related to these corporate senior loans pursuant to the Sub-Advisory Agreement.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited) – (Continued)

NOTE 14 — STOCKHOLDERS’ EQUITY
Equity-Based Compensation
On August 10, 2018, the Board approved the adoption of the Company’s 2018 Equity Incentive Plan (the “2018 Plan”), under which 400,000 of the Company’s shares of common stock were reserved for issuance and awards of approximately 284,000 shares of common stock were available for future grant at June 30, 2022. On April 27, 2022, the Board and the compensation committee of the Board approved the Amended and Restated CIM Real Estate Finance Trust, Inc. 2022 Equity Incentive Plan (the “2022 Plan”) and the 2022 Plan was approved by the Company’s stockholders at the Company’s 2022 Annual Meeting of Stockholders held on July 12, 2022. The 2022 Plan supersedes and replaces the 2018 Plan. Awards that are granted on or after the effective date of the 2022 Plan are subject to the terms and provisions of the 2022 Plan. The total number of shares of Company common stock reserved and available for issuance under the 2022 Plan at any time during the term of the 2022 Plan are 250,000 shares, which is a reduction from 400,000 shares authorized for issuance under the 2018 Plan. Under the 2022 Plan, the Board or the compensation committee of the Board has the authority to grant certain awards to employees, non-employee directors, and consultants or advisors of the Company, including stock option awards, restricted stock awards or deferred stock awards, which awards will further align such persons’ interests with the interests of the Company’s stockholders. The Board or the compensation committee of the Board also has the authority to determine the terms of any award granted pursuant to the 2022 Plan, including vesting schedules, restrictions and acceleration of any restrictions. The 2022 Plan may be amended or terminated by the Board or the compensation committee of the Board at any time, subject to the right of the Company’s stockholders to approve certain amendments.
As of June 30, 2022, the Company has granted awards of approximately 116,000 restricted shares in the aggregate to the independent members of the Board under the 2018 Plan. As of June 30, 2022, 73,000 of the restricted shares had vested based on one year of continuous service. The remaining 43,000 restricted shares issued had not vested or been forfeited as of June 30, 2022. The fair value of the Company’s share awards is determined using the Company’s per share NAV on the date of grant. Compensation expense related to the restricted shares is recognized over the vesting period. The Company recorded compensation expense of $120,000 and $157,000 for the three and six months ended June 30, 2022, respectively, and $49,000 and $89,000 for the three and six months ended June 30, 2021, respectively, related to the restricted shares, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. As of June 30, 2022, there was $285,000 of total unrecognized compensation expense related to these restricted shares, which will be recognized ratably over the applicable remaining service period.
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
As of June 30, 2022, the Company’s leases had a weighted-average remaining term of 10.6 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited) – (Continued)

As of June 30, 2022, the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, was as follows (in thousands):

Future Minimum Rental Income
Remainder of 2022	$79,395
2023	158,069
2024	156,089
2025	152,295
2026	148,093
Thereafter	1,110,635
Total	$1,804,576
A certain amount of the Company’s rental and other property income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the three and six months ended June 30, 2022 and 2021, the amount of the contingent rent earned by the Company was not significant.
Rental and other property income during the three and six months ended June 30, 2022 and 2021 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fixed rental and other property income (1)	$47,941	$64,060	$112,647	$130,601
Variable rental and other property income (2)	5,567	11,242	14,597	21,631
Total rental and other property income	$53,508	$75,302	$127,244	$152,232
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
The Company has one property subject to a non-cancelable operating ground lease with a remaining term of 11.2 years, with a lease liability (in deferred rental income, derivative liabilities and other liabilities) and a related right-of-use (“ROU”) asset (in prepaid expenses, derivative assets and other assets) of $2.2 million in the condensed consolidated balance sheets. The lease liability and ROU asset were initially measured at the present value of the future minimum lease payments using a discount rate of 4.3%. This reflects the Company’s incremental borrowing rate, which was calculated based on the interest rate the Company would incur to borrow on a fully collateralized basis over a term similar to the lease.
The Company recognized $63,000 and $125,000 of ground lease expense during the three and six months ended June 30, 2022, of which $61,000 and $121,000 was paid in cash during the period it was recognized. As of June 30, 2022, the Company’s scheduled future minimum rental payments related to its operating ground lease is approximately $125,000 for the remainder of 2022, $250,000 annually for 2023 through 2027, and $1.4 million thereafter through the maturity date of the lease in August 2033.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited) – (Continued)

The following tables present segment reporting for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Real Estate	Credit	Corporate/Other (1)	Company Total
Three Months Ended June 30, 2022
Rental and other property income	$53,405	$—	$103	$53,508
Interest income	—	44,984	—	44,984
Total revenues	53,405	44,984	103	98,492

General and administrative	130	(61)	3,611	3,680
Property operating	4,155	—	1,094	5,249
Real estate tax	1,515	—	509	2,024
Expense reimbursements to related parties	—	—	3,777	3,777
Management fees	5,196	8,155	—	13,351
Transaction-related	430	—	16	446
Depreciation and amortization	18,015	—	—	18,015
Real estate impairment	8,051	—	7,945	15,996
Increase in provision for credit losses	—	4,942	—	4,942
Total operating expenses	37,492	13,036	16,952	67,480
Gain (loss) on disposition of real estate and condominium developments, net	81,181	—	(74)	81,107
Operating income (loss)	97,094	31,948	(16,923)	112,119
Other expense:
Gain on investment in unconsolidated entities	—	1,323	—	1,323
Interest expense and other, net	(9,169)	(21,698)	(3,593)	(34,460)
Loss on extinguishment of debt	(2,257)	—	(3,112)	(5,369)
Segment net income (loss)	$85,668	$11,573	$(23,628)	$73,613
Net income allocated to noncontrolling interest	(72)	—	—	(72)
Segment net income (loss) attributable to the Company	85,740	11,573	(23,628)	73,685
Total assets as of June 30, 2022	$2,399,845	$4,375,338	$255,468	$7,030,651
__________________________________
(1)Includes condominium and rental units acquired via foreclosure during the year ended December 31, 2021.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited) – (Continued)

	Real Estate	Credit	Corporate/Other (1) (2)	Company Total
Six Months Ended June 30, 2022
Rental and other property income	$127,044	$—	$200	$127,244
Interest income	—	76,447	—	76,447
Total revenues	127,044	76,447	200	203,691

General and administrative	279	169	6,707	7,155
Property operating	11,292	—	1,684	12,976
Real estate tax	7,866	—	871	8,737
Expense reimbursements to related parties	—	—	7,471	7,471
Management fees	12,327	14,371	—	26,698
Transaction-related	437	—	16	453
Depreciation and amortization	37,156	—	—	37,156
Real estate impairment	11,342	—	7,945	19,287
Increase in provision for credit losses	—	9,651	—	9,651
Total operating expenses	80,699	24,191	24,694	129,584
Gain on disposition of real estate and condominium developments, net	110,446	—	3,235	113,681
Operating income (loss)	156,791	52,256	(21,259)	187,788
Other expense:
Gain on investment in unconsolidated entities	—	1,491	5,172	6,663
Interest expense and other, net	(23,010)	(35,612)	(6,875)	(65,497)
Loss on extinguishment of debt	(12,994)	—	(3,246)	(16,240)
Segment net income (loss)	$120,787	$18,135	$(26,208)	$112,714
Net income allocated to noncontrolling interest	(63)	—	—	(63)
Segment net income (loss) attributable to the Company	120,850	18,135	(26,208)	112,777
Total assets as of June 30, 2022	$2,399,845	$4,375,338	$255,468	$7,030,651
__________________________________
(1)Includes condominium and rental units acquired via foreclosure during the year ended December 31, 2021.
(2)Includes the Company’s investment in CIM UII Onshore.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited) – (Continued)

	Real Estate	Credit	Corporate/Other (1)	Company Total
Three Months Ended June 30, 2021
Rental and other property income	$75,203	$—	$99	$75,302
Interest income	—	16,460	—	16,460
Total revenues	75,203	16,460	99	91,762

General and administrative	55	331	3,219	3,605
Property operating	7,613	—	3,743	11,356
Real estate tax	7,196	—	510	7,706
Expense reimbursements to related parties	—	—	3,210	3,210
Management fees	8,533	3,222	—	11,755
Transaction-related	27	—	—	27
Depreciation and amortization	24,647	—	—	24,647
Real estate impairment	77	—	—	77
Increase in provision for credit losses	—	123	—	123
Total operating expenses	48,148	3,676	10,682	62,506
Gain on disposition of real estate and condominium developments, net	44,976	—	1,493	46,469
Operating income (loss)	72,031	12,784	(9,090)	75,725
Other expense:
Interest expense and other, net	(3,713)	(3,341)	(9,406)	(16,460)
Loss on extinguishment of debt	(1,372)	—	(106)	(1,478)
Segment net income (loss)	$66,946	$9,443	$(18,602)	$57,787

Total assets as of June 30, 2021	$3,089,744	$1,479,061	$280,357	$4,849,162
__________________________________
(1)Includes condominium and rental units acquired via foreclosure during the year ended December 31, 2021.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited) – (Continued)

	Real Estate	Credit	Corporate/Other (1)	Company Total
Six Months Ended June 30, 2021
Rental and other property income	$151,998	$—	$234	$152,232
Interest income	—	28,413	—	28,413
Total revenues	151,998	28,413	234	180,645

General and administrative	119	713	7,201	8,033
Property operating	14,742	—	6,733	21,475
Real estate tax	15,065	—	4,860	19,925
Expense reimbursements to related parties	—	—	5,871	5,871
Management fees	17,864	5,468	—	23,332
Transaction-related	31	—	—	31
Depreciation and amortization	50,385	—	—	50,385
Real estate impairment	4,377	—	—	4,377
Increase in provision for credit losses	—	691	—	691
Total operating expenses	102,583	6,872	24,665	134,120
Gain on disposition of real estate and condominium developments, net	44,976	—	1,493	46,469
Operating income (loss)	94,391	21,541	(22,938)	92,994
Other expense:
Interest expense and other, net	(7,829)	(6,888)	(21,765)	(36,482)
Loss on extinguishment of debt	(1,372)	—	(106)	(1,478)
Segment net income (loss)	$85,190	$14,653	$(44,809)	$55,034

Total assets as of June 30, 2021	$3,089,744	$1,479,061	$280,357	$4,849,162
__________________________________
(1)Includes condominium and rental units acquired via foreclosure during the year ended December 31, 2021.
NOTE 17 — SUBSEQUENT EVENTS
Redemptions of Shares of Common Stock
Subsequent to June 30, 2022, the Company redeemed approximately 1.3 million shares for $9.4 million (at a redemption price of $7.20 per share). The remaining redemption requests received during the three months ended June 30, 2022 totaling approximately 23.1 million shares went unfulfilled.
Investment and Disposition Activity
Subsequent to June 30, 2022, the Company’s investment and disposition activity included the following:
•Disposed of the final property under contract for sale pursuant to the Purchase and Sale Agreement for total consideration of $68.3 million.
•In addition to the property disposed of pursuant to the Purchase and Sale Agreement, the Company disposed of seven properties and condominium units for an aggregate gross sales price of $36.9 million, resulting in net proceeds of $33.3 million after closing costs and a net gain of approximately $1.6 million.
•Invested $20.0 million in a corporate senior loan to a third-party and received principal repayments of $17.6 million.
•Purchased $4.4 million in CMBS.
•Settled $37.7 million of liquid senior loan transactions, $14.1 million of which were traded as of June 30, 2022.
•Contributed an additional $5.4 million in capital to NP JV Holdings.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022 (Unaudited) – (Continued)

Financing Activity
Subsequent to June 30, 2022, the Company’s financing activity included the following:
•Financed one of the Company’s first mortgage loans under the Mass Mutual Financing arrangement for $60.8 million.
•Extended the maturity date on $49.3 million of its mortgage note payable that was set to mature in July 2022, extending the date of maturity to September 1, 2022.
•Exercised the Deutsche Bank Repurchase Facility’s first extension option which was set to mature on October 8, 2022, extending the date of maturity to October 8, 2023.
•Paid down the $212.5 million outstanding balance under the CIM Income NAV Credit Facility and terminated the CIM Income NAV Credit Facility. In connection with the facility pay down and termination, the Company terminated two interest rate swap agreements that held an aggregate notional value of $140.0 million upon termination.
•Entered into a credit agreement with JPMorgan Chase, which provides for borrowings of $300.0 million, which includes a $100.0 million term loan facility and the ability to borrow up to $200.0 million in revolving loans under a revolving credit facility with a $30.0 million letter of credit subfacility. The term loan and the revolving facility both mature on July 15, 2025.
•Borrowed $215.0 million under the credit agreement entered into with JPMorgan Chase subsequent to June 30, 2022 and repaid $100.0 million of such borrowings.
•One of the Company’s interest rate swap agreements matured and the Company repaid in full $15.8 million of the underlying mortgage notes payable.

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
•We are subject to an increase in inflation that could increase our credit and real estate portfolio related costs at a higher rate than our rental income and other revenue and adversely impact demand for rental space and future extensions of our tenants’ leases.
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
As of June 30, 2022, we owned 402 properties, which consisted of 378 retail properties, 13 industrial properties, 10 office properties, and one anchored shopping center, representing 33 industry sectors and comprising 12.1 million rentable square feet of commercial space located in 45 states. As of June 30, 2022, we owned condominium developments with a net book value of $152.5 million.
As of June 30, 2022, our loan portfolio consisted of 341 loans with a net book value of $3.9 billion, and investments in real estate-related securities of $274.4 million.
In furtherance of our strategy, during the six months ended June 30, 2022, we disposed of 112 properties and an outparcel of land, encompassing 10.6 million gross rentable square feet. On December 20, 2021, certain subsidiaries of the Company entered into the Purchase and Sale Agreement to sell 79 shopping centers and two single-tenant properties, for which we were to receive, in the aggregate, approximately $1.32 billion in total consideration at closing. During the six months ended June 30, 2022, the sale of 80 properties closed under the Purchase and Sale Agreement for total consideration of $1.3 billion, as further discussed in Note 4 — Real Estate Assets to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q. The remaining property is classified as held for sale in the condensed consolidated balance sheets as of June 30, 2022 with a carrying value of $66.2 million. The sale of the final property closed for total consideration of $68.3 million subsequent to June 30, 2022, as further discussed in Note 17 — Subsequent Events to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Our operating results and cash flows are primarily influenced by rental and other property income from our commercial properties, interest income from our credit investments, interest expense on our indebtedness and investment and operating expenses. As 99.2% of our rentable square feet was under lease, including any month-to-month agreements, as of June 30, 2022, with a weighted average remaining lease term of 10.6 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors, including due to circumstances related to COVID-19. Our manager regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, any available credit rating agency reports on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If CMFT Management identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property or identifying a possible replacement tenant should the current tenant fail to perform on the lease. In addition, our manager reviews our investment portfolios and is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary.
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
Macroeconomic Environment
The U.S. Federal Reserve’s recent actions to increase interest rates in order to control inflation have created further uncertainty for the economy and for our borrowers and tenants. Although the majority of our business model is such that rising interest rates will, all else being equal, correlate to increases in our net income, increases in interest rates may adversely affect our existing borrowers, tenants and owned property values. It is difficult to predict the full impact of recent changes and any future changes in interest rates or inflation.

Operating Highlights and Key Performance Indicators
Activity from January 1, 2022 through June 30, 2022
Operating Results:
•Net income attributable to the Company of $112.8 million, or $0.26 per share.
•Declared aggregate distributions of $0.18 per share.
Credit Portfolio Activity:
•Invested $1.2 billion in first mortgage loans and received principal repayments on loans held-for-investment of $127.1 million.
•Invested $110.4 million in liquid senior loans and sold liquid senior loans for an aggregate gross sales price of $35.6 million.
•Invested $259.2 million in CMBS and sold one marketable security for an aggregate gross sales price of $132,000.
•Converted $68.2 million of preferred units into a CRE loan upon maturity.
•Invested $55.3 million in corporate senior loans and received principal repayments of $50,000.
Real Estate Portfolio Activity:
•Disposed of 112 properties and an outparcel of land for an aggregate sales price of $1.55 billion.
•Disposed of condominium units for an aggregate sales price of $22.5 million.
Financing Activity:
•Increased total debt by $75.2 million.
•Entered into a new repurchase agreement and increased maximum financing amounts on two existing repurchase facilities to provide up to $1.25 billion and $750.0 million, respectively, to finance a portfolio of existing and future commercial real estate mortgage loans and CMBS.
Portfolio Information
The following table shows the carrying value of our portfolio by investment type as of June 30, 2022 and 2021 (dollar amounts in thousands):

	As of June 30,
	2022			2021
	Asset Count	Carrying Value		Asset Count	Carrying Value
Loan Held-For-Investment
First mortgage loans	28	$3,171,155	48.5%	10	$872,188	19.1%
Liquid senior loans	309	684,866	10.4%	237	484,059	10.6%
Corporate senior loans	4	55,218	0.8%	—	—	—%
Less: Current expected credit losses		(23,935)	(0.4)%		(13,011)	(0.3)%
Total loans held-for-investment and related receivable, net	341	3,887,304	59.3%	247	1,343,236	29.4%
Real Estate-Related Securities
CMBS and equity security	11	274,382	4.2%	3	42,071	0.9%
Real Estate
Total real estate assets and intangible lease liabilities, net	402	2,397,206	36.5%	469	3,181,245	69.7%
Total Investment Portfolio	754	$6,558,892	100.0%	719	$4,566,552	100.0%

Credit Portfolio Information
The following table details overall statistics for our credit portfolio as of June 30, 2022 (dollar amounts in thousands):

	First Mortgage Loans (1)	Liquid Senior Loans	CMBS and Equity Security	Corporate Senior Loans
Number of investments	28	309	11	4
Principal balance	$3,196,721	$688,965	$317,550	$55,801
Net book value	$3,158,080	$674,677	$274,382	$54,547
Unfunded loan commitments	$364,221	$2,031	$—	$6,649
Weighted-average interest rate	4.5%	5.1%	5.7%	7.8%
Weighted-average maximum years to maturity (2)	4.1	5.0	7.2	5.3
____________________________________
(1)As of June 30, 2022, 100% of our loans by principal balance earned a floating rate of interest, primarily indexed to U.S. dollar LIBOR and SOFR.
(2)Maximum maturity date assumes all extension options are exercised by the borrower; however, our CRE loans may be repaid prior to such date.
Real Estate Portfolio Information
As of June 30, 2022, we owned 402 properties located in 45 states, the gross rentable square feet of which was 99.2% leased, including any month-to-month agreements, with a weighted average lease term remaining of 10.6 years. As of June 30, 2022, no single tenant accounted for greater than 10% of our 2022 annualized rental income. As of June 30, 2022, we had certain geographic and industry concentrations in our property holdings. In particular, we had properties located in Ohio, which accounted for 11% of our 2022 annualized rental income. In addition, we had tenants in the health and personal care stores and sporting goods, hobby and musical instruments store industries, which accounted for 12% and 10%, respectively, of our 2022 annualized rental income. During the six months ended June 30, 2022, we disposed of 112 properties and an outparcel of land, for an aggregate gross sales price of $1.55 billion. Additionally, during the six months ended June 30, 2022, we sold condominium units for an aggregate gross sales price of $22.5 million.
The following table shows the property statistics of our real estate assets as of June 30, 2022 and 2021:

	As of June 30,
	2022	2021
Number of commercial properties	402	469
Rentable square feet (in thousands) (1)	12,079	18,564
Percentage of rentable square feet leased	99.2%	93.1%
Percentage of investment-grade tenants (2)	38.7%	38.8%
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
During the six months ended June 30, 2022 and 2021, the Company did not acquire any properties.

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
Same Store Analysis
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate assets. We review our stabilized operating results, measured by net operating income, from properties that we owned for the entirety of both the current and prior year reporting periods, referred to as “same store” properties, and we believe that the presentation of operating results for same store properties provides useful information to stockholders. Net operating income is a supplemental non-GAAP financial measure of a real estate company’s operating performance. Net operating income is considered by management to be a helpful supplemental performance measure, as it enables management to evaluate the impact of occupancy, rents, leasing activity and other controllable property operating results at our real estate properties, and it provides a consistent method for the comparison of our properties. We define net operating income as operating revenues less operating expenses, which exclude (i) depreciation and amortization, (ii) interest expense and other non-property related revenue and expense items such as (a) general and administrative expenses, (b) expense reimbursements to related parties, (c) management fees, (d) transaction-related expenses, (e) real estate impairment, (f) increase in provision for credit losses, (g) gain on disposition of real estate and condominium developments, net, (h) merger-related expenses, net and (i) interest income. Our calculation of net operating income may not be comparable to that of other REITs and should not be considered to be more relevant or accurate in evaluating our operating performance than the current GAAP methodology used in calculating net income. In determining the same store property pool, we include all properties that were owned for the entirety of both the current and prior reporting periods, except for properties during the current or prior year that were under development or redevelopment.
Comparison of the Three Months Ended June 30, 2022 and 2021
The following table reconciles net income, calculated in accordance with GAAP, to net operating income (in thousands):

	For the Three Months Ended June 30,
	2022	2021	Change
Net income	$73,613	$57,787	$15,826
Loss on extinguishment of debt	5,369	1,478	3,891
Interest expense and other, net	34,460	16,460	18,000
Gain on investment in unconsolidated entities	(1,323)	—	(1,323)
Operating income	112,119	75,725	36,394

Gain on disposition of real estate and condominium developments, net	(81,107)	(46,469)	(34,638)
Increase in provision for credit losses	4,942	123	4,819
Real estate impairment	15,996	77	15,919
Depreciation and amortization	18,015	24,647	(6,632)
Transaction-related expenses	446	27	419
Management fees	13,351	11,755	1,596
Expense reimbursements to related parties	3,777	3,210	567
General and administrative expenses	3,680	3,605	75
Interest income	(44,984)	(16,460)	(28,524)
Net operating income	$46,235	$56,240	$(10,005)
Our operating segments include credit and real estate. Refer to Note 16 — Segment Reporting to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion of our operating segments.

Credit Segment
Interest Income
The increase in interest income of $28.5 million for the three months ended June 30, 2022, as compared to the same period in 2021, was due to an increase in the overall size of our investment portfolio. As of June 30, 2022, we held investments in CRE loans held-for-investment of $3.2 billion, liquid senior loans of $684.9 million, corporate senior loans of $55.2 million, and CMBS and other securities of $274.4 million. As of June 30, 2021, we held investments in CRE loans held-for-investment of $872.2 million, liquid senior loans of $484.1 million, and CMBS of $42.1 million.
Increase in Provision for Credit Losses
The increase in provision for credit losses of $4.8 million during the three months ended June 30, 2022, as compared to the same period in 2021, was primarily due to the increased number of loan investments entered into during the three months ended June 30, 2022, as compared to the same period in 2021.
Real Estate Segment
A total of 307 properties were acquired before April 1, 2021 and represent our “same store” properties during the three months ended June 30, 2022 and 2021. “Non-same store” properties, for purposes of the table below, includes properties acquired or disposed of on or after April 1, 2021.
The following table details the components of net operating income broken out between same store and non-same store properties (in thousands):

	Total			Same Store			Non-Same Store
	For the Three Months Ended June 30,			For the Three Months Ended June 30,			For the Three Months Ended June 30,
	2022	2021	Change	2022	2021	Change	2022	2021	Change
Rental and other property income	$53,508	$75,302	$(21,794)	$31,604	$30,370	$1,234	$21,904	$44,932	$(23,028)

Property operating expenses	5,249	11,356	(6,107)	914	1,076	(162)	4,335	10,280	(5,945)
Real estate tax expenses	2,024	7,706	(5,682)	1,207	1,209	(2)	817	6,497	(5,680)
Total property operating expenses	7,273	19,062	(11,789)	2,121	2,285	(164)	5,152	16,777	(11,625)

Net operating income	$46,235	$56,240	$(10,005)	$29,483	$28,085	$1,398	$16,752	$28,155	$(11,403)
Loss on Extinguishment of Debt
The increase in loss on extinguishment of debt of $3.9 million for the three months ended June 30, 2022, as compared to the same period in 2021, was primarily due to the increase in terminations of certain mortgage notes in connection with the disposition of the underlying properties during the three months ended June 30, 2022, as compared to the same period in 2021.
Gain on Investment in Unconsolidated Entities
The increase in gain on investment in unconsolidated entities of $1.3 million for the three months ended June 30, 2022, as compared to the same period in 2021, was due to the Company’s investment in NP JV Holdings, which was not invested in by the Company during the three months ended June 30, 2021.
Interest Expense and Other, Net
Interest expense and other, net also includes amortization of deferred financing costs.
The increase in interest expense and other, net, of $18.0 million for the three months ended June 30, 2022, as compared to the same period in 2021, was primarily due to an increase in the three-month average aggregate amount of debt outstanding from $2.2 billion as of June 30, 2021 to $4.1 billion as of June 30, 2022 as a result of entering into and upsizing additional repurchase agreements, originating the Mortgage Loan and Class A Notes, and assuming the CIM Income NAV Credit Facility as part of the CIM Income NAV Merger subsequent to June 30, 2021. In addition, interest expense and other, net was further increased by the unrealized loss on the Company’s equity security of $4.1 million during the three months ended June 30, 2022.

Gain on Disposition of Real Estate and Condominium Developments, Net
The increase in gain on disposition of real estate and condominium developments, net, of $34.6 million during the three months ended June 30, 2022, as compared to the same period in 2021, was due to the disposition of 43 properties and an outparcel of land for a gain of $81.2 million, partially offset by the disposition of condominium units for a loss of $74,000 during the three months ended June 30, 2022, compared to the disposition of 46 properties for a gain of $45.0 million during the three months ended June 30, 2021.
Real Estate Impairment
The increase in real estate impairments of $15.9 million during the three months ended June 30, 2022, as compared to the same period in 2021, was due to 11 properties and certain condominium units that were deemed to be impaired, resulting in impairment charges of $16.0 million during the three months ended June 30, 2022, compared to one property that was deemed to be impaired, resulting in impairment charges of $77,000 during the three months ended June 30, 2021.
Depreciation and Amortization
The decrease in depreciation and amortization of $6.6 million during the three months ended June 30, 2022, as compared to the same period in 2021, was primarily due to the disposition of 182 properties subsequent to June 30, 2021, partially offset by the acquisition of 115 properties through the CIM Income NAV Merger that closed in December 2021.
Transaction-Related Expenses
The increase in transaction-related expenses of $419,000 during the three months ended June 30, 2022, as compared to the same period in 2021, was primarily due to escrow holdbacks that were deemed uncollectible as of June 30, 2022 and were therefore written off. No such write-offs occurred during the same period in 2021.
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
The increase in management fees of $1.6 million during the three months ended June 30, 2022, as compared to the same period in 2021, was primarily due to increased equity from the issuance of common stock in connection with the CIM Income NAV Merger that closed in December 2021.
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
The increase in expense reimbursements to related parties of $567,000 during the three months ended June 30, 2022, as compared to the same period in 2021, was primarily due to increased operating expense reimbursements due to CMFT Management, primarily as a result of increased allocated payroll resulting from increased portfolio activity.

General and Administrative Expenses
The primary general and administrative expense items are legal and accounting fees, banking fees and transfer agency and board of directors costs.
General and administrative expenses remained generally consistent during the three months ended June 30, 2022, as compared to the same period in 2021.
Net Operating Income
Same store property net operating income increased $1.4 million during the three months ended June 30, 2022, as compared to the same period in 2021. The increase was partially due to an increase in same store occupancy to 98.9% as of June 30, 2022 from 98.8% as of June 30, 2021.
Non-same store property net operating income decreased $11.4 million during the three months ended June 30, 2022, as compared to the same period in 2021. The decrease was primarily due to the disposition of 182 properties subsequent to June 30, 2021, partially offset by an increase in net operating income due to the acquisition of 115 properties in connection with the CIM Income NAV Merger that closed in December 2021.
Comparison of the Six Months Ended June 30, 2022 and 2021
The following table reconciles net income, calculated in accordance with GAAP, to net operating income (in thousands):

	For the Six Months Ended June 30,
	2022	2021	Change
Net income	$112,714	$55,034	$57,680
Loss on extinguishment of debt	16,240	1,478	14,762
Interest expense and other, net	65,497	36,482	29,015
Gain on investment in unconsolidated entities	(6,663)	—	(6,663)
Operating income	187,788	92,994	94,794

Gain on disposition of real estate and condominium developments, net	(113,681)	(46,469)	(67,212)
Increase in provision for credit losses	9,651	691	8,960
Real estate impairment	19,287	4,377	14,910
Depreciation and amortization	37,156	50,385	(13,229)
Transaction-related expenses	453	31	422
Management fees	26,698	23,332	3,366
Expense reimbursements to related parties	7,471	5,871	1,600
General and administrative expenses	7,155	8,033	(878)
Interest income	(76,447)	(28,413)	(48,034)
Net operating income	$105,531	$110,832	$(5,301)
Credit Segment
Interest Income
The increase in interest income of $48.0 million for the six months ended June 30, 2022, as compared to the same period in 2021, was due to an increase in the overall size of our investment portfolio. As of June 30, 2022, we held investments in CRE loans held-for-investment of $3.2 billion, liquid senior loans of $684.9 million, corporate senior loans of $55.2 million, and CMBS and other securities of $274.4 million. As of June 30, 2021, we held investments in CRE loans held-for-investment of $872.2 million, liquid senior loans of $484.1 million, and CMBS of $42.1 million.
Increase in Provision for Credit Losses
The increase in provision for credit losses of $9.0 million during the six months ended June 30, 2022, as compared to the same period in 2021, was primarily due to the increased number of loan investments entered into during the six months ended June 30, 2022, as compared to the same period in 2021.

Real Estate Segment
A total of 307 properties were acquired before January 1, 2021 and represent our “same store” properties during the six months ended June 30, 2022 and 2021. “Non-same store” properties, for purposes of the table below, includes properties acquired or disposed of on or after January 1, 2021.
The following table details the components of net operating income broken out between same store and non-same store properties (in thousands):

	Total			Same Store			Non-Same Store
	For the Six Months Ended June 30,			For the Six Months Ended June 30,			For the Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change	2022	2021	Change
Rental and other property income	$127,244	$152,232	$(24,988)	$63,150	$62,040	$1,110	$64,094	$90,192	$(26,098)

Property operating expenses	12,976	21,475	(8,499)	1,727	1,915	(188)	11,249	19,560	(8,311)
Real estate tax expenses	8,737	19,925	(11,188)	2,414	2,556	(142)	6,323	17,369	(11,046)
Total property operating expenses	21,713	41,400	(19,687)	4,141	4,471	(330)	17,572	36,929	(19,357)

Net operating income	$105,531	$110,832	$(5,301)	$59,009	$57,569	$1,440	$46,522	$53,263	$(6,741)
Loss on Extinguishment of Debt
The increase in loss on extinguishment of debt of $14.8 million for the six months ended June 30, 2022, as compared to the same period in 2021, was primarily due to the increased terminations of certain mortgage notes in connection with the disposition of the underlying properties during the six months ended June 30, 2022, as compared to the same period in 2021.
Gain on Investment in Unconsolidated Entities
The increase in gain on investment in unconsolidated entities of $6.7 million for the six months ended June 30, 2022, as compared to the same period in 2021, was due to the Company’s investment in CIM UII Onshore and NP JV Holdings, neither of which were invested in by the Company during the six months ended June 30, 2021.
Interest Expense and Other, Net
The increase in interest expense and other, net, of $29.0 million for the six months ended June 30, 2022, as compared to the same period in 2021, was primarily due to an increase in the six-month average aggregate amount of debt outstanding from $2.4 billion as of June 30, 2021 to $4.2 billion as of June 30, 2022 as a result of entering into and upsizing additional repurchase agreements, originating the Mortgage Loan and Class A Notes, and assuming the CIM Income NAV Credit Facility as part of the CIM Income NAV Merger subsequent to June 30, 2021. In addition, interest expense and other, net was further increased by the unrealized loss on the Company’s equity security of $6.4 million during the six months ended June 30, 2022.
Gain on Disposition of Real Estate and Condominium Developments, Net
The increase in gain on disposition of real estate and condominium developments, net, of $67.2 million during the six months ended June 30, 2022, as compared to the same period in 2021, was primarily due to the disposition of 112 properties and one outparcel of land for a gain of $110.4 million and the disposition of condominium units for a gain of $3.3 million during the six months ended June 30, 2022, compared to the disposition of 47 properties for a gain of $45.0 million during the six months ended June 30, 2021.
Real Estate Impairment
The increase in impairments of $14.9 million during the six months ended June 30, 2022, as compared to the same period in 2021, was due to 18 properties and certain condominium units that were deemed to be impaired, resulting in impairment charges of $19.3 million during the six months ended June 30, 2022, compared to five properties that were deemed to be impaired, resulting in impairment charges of $4.4 million during the six months ended June 30, 2021.

Depreciation and Amortization
The decrease in depreciation and amortization of $13.2 million during the six months ended June 30, 2022, as compared to the same period in 2021, was primarily due to the disposition of 182 properties subsequent to June 30, 2021, partially offset by the acquisition of 115 properties through the CIM Income NAV Merger that closed in December 2021.
Transaction-Related Expenses
The increase in transaction-related expenses of $422,000 during the six months ended June 30, 2022, as compared to the same period in 2021, was primarily due to escrow holdbacks that were deemed uncollectible as of June 30, 2022 and were therefore written off. No such write-offs occurred during the same period in 2021.
Management Fees
The increase in management fees of $3.4 million during the six months ended June 30, 2022, as compared to the same period in 2021, was primarily due to increased equity from the issuance of common stock in connection with the CIM Income NAV Merger that closed in December 2021.
Expense Reimbursements to Related Parties
The increase in expense reimbursements to related parties of $1.6 million during the six months ended June 30, 2022, as compared to the same period in 2021, was primarily due to increased operating expense reimbursements due to CMFT Management, primarily as a result of increased allocated payroll resulting from increased portfolio activity.
General and Administrative Expenses
The decrease in general and administrative expenses of $878,000 for the six months ended June 30, 2022, compared to the same period in 2021, was primarily due to increased legal expenses incurred during the six months ended June 30, 2021 related to the foreclosure completed in January 2021 to take control of the assets which previously secured the Company’s mezzanine loans, as discussed in Note 8 — Loans Held-For-Investment to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q. Such foreclosure activity did not occur during the six months ended June 30, 2022. The overall decrease was partially offset by increased expenses related to the assumption of the CIM Income NAV Credit Facility in connection with the CIM Income NAV Merger completed in December 2021.
Net Operating Income
Same store property net operating income increased $1.4 million during the six months ended June 30, 2022, as compared to the same period in 2021. The increase was partially due to an increase in same store occupancy to 98.9% as of June 30, 2022 from 98.8% as of June 30, 2021.
Non-same store property net operating income decreased $6.7 million during the six months ended June 30, 2022, as compared to the same period in 2021. The decrease was primarily due to the disposition of 182 properties subsequent to June 30, 2021, partially offset by an increase in net operating income due to the acquisition of 115 properties in connection with the CIM Income NAV Merger that closed in December 2021.
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
Since April 2020, our Board authorized the following monthly distribution amounts per share, payable to stockholders as of the record date for the applicable month, for the periods indicated below:

Period Commencing	Period Ending	Monthly Distribution Amount
April 2020	May 2020	$0.0130
June 2020	June 2020	$0.0161
July 2020	July 2020	$0.0304
August 2020	December 2021	$0.0303
January 2022	September 2022	$0.0305
As of June 30, 2022, we had distributions payable of $13.3 million.
The following table presents distributions and source of distributions for the periods indicated below (dollar amounts in thousands):

	Six Months Ended June 30,
	2022		2021
	Amount	Percent	Amount	Percent
Distributions paid in cash	$60,834	76%	$59,166	90%
Distributions reinvested	19,116	24%	6,660	10%
Total distributions	$79,950	100%	$65,826	100%
Sources of distributions:
Net cash provided by operating activities (1)(2)	$79,950	100%	$65,347	99%
Proceeds from the issuance of debt (3)	—	—%	479	1%
Total sources	$79,950	100%	$65,826	100%
____________________________________
(1)Net cash provided by operating activities for the six months ended June 30, 2022 and 2021 was $61.2 million and $65.3 million, respectively.
(2)Our distributions covered by cash flows from operating activities for the six months ended June 30, 2022 include cash flows from operating activities in excess of distributions from prior periods of $18.7 million.
(3)Net proceeds on the repurchase facilities, credit facilities and notes payable for the six months ended June 30, 2021 was $292.2 million.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares of common stock back to us, subject to certain conditions and limitations. We will limit the number of shares redeemed pursuant to our share redemption program as follows: (1) we will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid; and (2) funding for the redemption of shares will be limited, among other things, to the net proceeds we receive from the sale of shares under our DRIP, net of shares redeemed to date. In an effort to accommodate redemption requests throughout the calendar year, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the Secondary DRIP Offering. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We will determine whether we have sufficient funds and/or shares available as soon as practicable after the end of each fiscal quarter, but in any event prior to the applicable payment date. If we cannot purchase all shares presented for redemption in any fiscal quarter, based upon insufficient cash available from DRIP and/or the limit on the number of shares we may redeem during any quarter or year, we will give priority to the redemption of deceased stockholders’ shares. While deceased stockholders’ shares will be included in calculating the maximum number of shares that may be redeemed in any annual or quarterly period, they will not be subject to the annual or quarterly percentage caps; therefore, if the volume of requests to redeem deceased stockholders’ shares in a particular quarter were large enough to cause the annual or quarterly percentage caps to be exceeded, even if no other redemption requests were processed, the redemptions of deceased stockholders’ shares would be completed in full, assuming sufficient proceeds from the sale of shares under our DRIP, net of shares redeemed to date, were available. If sufficient proceeds from the sale of shares under our DRIP, net of shares redeemed to date, were not available to pay all such redemptions in full, the requests to redeem deceased stockholders’ shares would be honored on a pro rata basis. We next will give priority to requests for full redemption of accounts with a balance of 250 shares or less at the time we receive the request, in order to reduce the expense of maintaining small accounts. Thereafter, we will honor the remaining redemption requests on a pro rata basis. Following such quarterly redemption period, if a stockholder would like to resubmit the unsatisfied portion of the prior request for redemption, such stockholder must submit a new request for redemption of such shares prior to the last day of the new quarter. Unfulfilled requests for redemption will not be carried over automatically to subsequent redemption periods. In addition, our management reserves the right, in its sole discretion at any time, and from time to time, to reject any request for redemption for any reason. Our Board may choose to amend the terms of, suspend or terminate our share redemption program at any time in its sole discretion if it believes that such action is in the best interest of us and our stockholders. Any material modifications or suspension of the share redemption program will be disclosed to our stockholders as promptly as practicable in our reports filed with the SEC and via our website. During the six months ended June 30, 2022, we received valid redemption requests under our share redemption program totaling approximately 49.6 million shares, of which we redeemed approximately 1.4 million shares as of June 30, 2022 for $10.0 million (at an average redemption price of $7.20 per share) and approximately 1.3 million shares subsequent to June 30, 2022 for $9.4 million (at a redemption price of $7.20 per share). The remaining redemption requests relating to approximately 46.9 million shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of the share redemption program then in effect. The share redemptions were funded with proceeds from the Secondary DRIP Offering and available borrowings.
Liquidity and Capital Resources
General
We expect to utilize proceeds from real estate dispositions, sales proceeds and principal payments received on credit investments, cash flows from operations and future proceeds from secured or unsecured financing to complete future acquisitions and loan originations, repayment of certain indebtedness and for general corporate uses. The sources of our operating cash flows will primarily be provided by interest income from our portfolio of credit investments and the rental and other property income received from current and future leased properties.
Sources of Liquidity
Our primary sources of liquidity include cash and cash equivalents and available borrowings under our debt facilities, which are set forth in the following table:

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$173,417	$107,381
Unused borrowing capacity (1)	797,101	549,811
	$970,518	$657,192
____________________________________
(1)Subject to borrowing availability.
See Note 10 — Repurchase Facilities, Credit Facilities and Notes Payable to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional details regarding our notes payable, credit facilities and repurchase facilities. The following table details our outstanding financing arrangements and borrowing capacity as of June 30, 2022 (in thousands):

	Portfolio Financing Outstanding Principal Balance	Maximum Capacity (1)
Notes payable – fixed rate debt	$95,317	$95,317
Notes payable – variable rate debt	364,164	364,164
First lien mortgage loan	135,272	135,272
ABS mortgage notes	766,905	774,000
Credit facilities	734,000	975,000
Repurchase facilities	2,150,994	2,700,000	(2)
Total portfolio financing	$4,246,652	$5,043,753
____________________________________
(1)Subject to borrowing availability.
(2)Facilities under the Master Repurchase Agreement with J.P. Morgan carry no maximum facility size.
Liquidity and Capital Resources
Our principal demands for funds will be for the acquisition of real estate-related securities, real estate and real estate-related assets and the payment of tenant improvements, acquisition-related expenses, operating expenses, distributions, redemptions and interest and principal on current and any future debt financings, including principal repayments of $504.2 million within the next 12 months, $228.3 million of which was paid down subsequent to June 30, 2022, as further discussed in Note 17 — Subsequent Events to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q. Subsequent to June 30, 2022, we entered into a new credit agreement with JPMorgan Chase which provides for borrowings of $300.0 million, the proceeds of which were used to pay down the $212.5 million outstanding balance under the CIM Income NAV Credit Facility. We also exercised the Deutsche Bank Repurchase Facility’s first extension option which was set to mature on October 8, 2022, extending the date of maturity to October 8, 2023.
Generally, we expect to meet our liquidity requirements through cash proceeds from real estate asset dispositions, net cash provided by operations and proceeds from the Secondary DRIP Offering, as well as secured or unsecured borrowings from banks and other lenders to finance our future acquisitions and loan originations. We expect that substantially all net cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we have used, and may continue to use, other sources to fund distributions, as necessary, including borrowings on our unencumbered assets. To the extent that cash flows from operations are lower, distributions paid to our stockholders may be lower. Operating cash flows are expected to increase as we complete future acquisitions. We expect that substantially all net cash flows from the Secondary DRIP Offering or debt financings will be used to fund acquisitions, loan originations, certain capital expenditures, repayments of outstanding debt or distributions and redemptions to our stockholders. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months. Management intends to use the proceeds from the disposition of properties to, among other things, acquire additional high-quality net-lease properties and credit investments in furtherance of our investment objectives and for other general corporate purposes.
Contractual Obligations
As of June 30, 2022, we had debt outstanding with a carrying value of $4.2 billion and a weighted average interest rate of 3.3%. See Note 10 — Repurchase Facilities, Credit Facilities and Notes Payable to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.

Our contractual obligations as of June 30, 2022 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments — fixed rate debt	$95,317	$16,238	$79,079	$—	$—
Interest payments — fixed rate debt (2)	7,160	3,328	3,832	—	—
Principal payments — variable rate debt	364,164	49,261	—	—	314,903
Interest payments — variable rate debt (3)	55,963	10,813	21,529	21,500	2,121
Principal payments — first lien mortgage loan	135,272	—	135,272	—	—
Interest payments — first lien mortgage loan (3)	9,020	8,109	911	—	—
Principal payments — ABS mortgage notes	766,905	7,740	645	—	758,520
Interest payments — ABS mortgage notes (3)	165,253	21,313	42,801	42,743	58,396
Principal payments — credit facilities	734,000	212,500	521,500	—	—
Interest payments — credit facilities (3)	46,105	19,399	26,706	—	—
Principal payments — repurchase facilities	2,150,994	218,433	1,932,561	—	—
Interest payments — repurchase facilities (3)	123,537	59,638	63,899	—	—
Total	$4,653,690	$626,772	$2,828,735	$64,243	$1,133,940
____________________________________
(1)The table does not include amounts due to CMFT Management or its affiliates pursuant to our Management Agreement because such amounts are not fixed and determinable. The table also does not include $370.9 million of unfunded commitments related to our existing CRE loans held-for-investment and corporate senior loans held-for-investment and $115.7 million of unfunded commitments related to the NewPoint JV, which are subject to the satisfaction of borrower milestones. In addition, the table does not include $2.0 million of unfunded liquid senior loans and $22.4 million of unsettled liquid senior loan acquisitions, the unsettled amount of which is included in cash and cash equivalents in the accompanying condensed consolidated balance sheet.
(2)As of June 30, 2022, we had $15.8 million of variable rate debt effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.
(3)Interest payments on the variable rate debt, first lien mortgage loan, ABS mortgage notes, credit facilities and repurchase facilities have been calculated based on outstanding balances as of June 30, 2022 through their respective maturity dates. This is only an estimate as actual amounts borrowed and interest rates could vary over time.
We expect to incur additional borrowings in the future to acquire additional properties and credit investments. There is no limitation on the amount we may borrow against any single improved property. As of June 30, 2022, our ratio of debt to total gross assets net of gross intangible lease liabilities was 60.8% and our ratio of debt to the fair market value of our gross assets net of gross intangible lease liabilities was 60.5%. Fair market value of our first mortgage loans is based on the estimated market value as of June 30, 2022. Fair market value of the remaining credit investments is based on the market value as of June 30, 2022. Fair market value of our real estate assets is based on the estimated market value as of March 31, 2021 that was used to determine our estimated per share NAV, and for those assets acquired from April 1, 2021 through June 30, 2022 is based on the purchase price.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities decreased by $4.1 million for the six months ended June 30, 2022, as compared to the same period in 2021. The decrease was primarily due to the disposition of 182 properties subsequent to June 30, 2021, offset by the acquisition of 115 properties through the CIM Income NAV Merger. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities increased $14.0 million for the six months ended June 30, 2022, as compared to the same period in 2021. The change was primarily due to an increase in the net investment in loans held-for-investment of $676.6 million and an increase in the net investment of real estate-related securities of $257.0 million, partially offset by an increase in proceeds from disposition of real estate assets of $900.8 million.
Financing Activities. Net cash provided by financing activities increased $62.6 million for the six months ended June 30, 2022, as compared to the same period in 2021. The change was primarily due to an increase in net proceeds on the repurchase facilities, notes payable and credit facilities of $88.4 million, partially offset by an increase in redemptions of common stock of $19.7 million due to the reinstatement of the share redemption program on April 1, 2021.
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
As of June 30, 2022, we had an aggregate of $3.2 billion of variable rate debt, excluding any debt subject to interest rate swap agreements and interest rate cap agreements, and therefore, we are exposed to interest rate changes in LIBOR and SOFR. As of June 30, 2022, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $16.2 million per year.
As of June 30, 2022, we had three interest rate swap agreements and one interest rate cap agreement outstanding, which had maturity dates ranging from July 2022 through July 2023, with an aggregate notional amount of $805.8 million and an aggregate fair value of the net derivative asset of $1.9 million. The fair value of these interest rate swap agreements and interest rate cap agreements is dependent upon existing market interest rates and spreads. As of June 30, 2022, an increase of 50 basis points in interest rates would result in a change of $1.6 million to the fair value of the net derivative asset, resulting in a net derivative asset of $3.5 million. A decrease of 50 basis points in interest rates would result in a $1.1 million change to the fair value of the net derivative asset, resulting in a net derivative liability of $758,000. Subsequent to June 30, 2022, one of our interest rate swap agreements matured, as further discussed in Note 17 — Subsequent Events to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
As the information presented above includes only those exposures that existed as of June 30, 2022, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs and assume no other changes in our capital structure.
In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced its intent to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve

Bank of New York organized the Alternative Reference Rates Committee which identified the SOFR as its preferred alternative to U.S. dollar LIBOR in derivatives and other financial contracts. On December 31, 2021, the FCA ceased publishing one week and two-month LIBOR, and the FCA intends to cease publishing all remaining LIBOR after June 30, 2023. This announcement has several implications, including setting the spread that may be used to automatically convert contracts from LIBOR to SOFR. The Company anticipates that LIBOR will continue to be available at least until June 30, 2023. Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.
As of June 30, 2022, we have interest rate swap agreements and interest rate cap agreements maturing on various dates from July 2022 through July 2023, as further discussed above, that are indexed to LIBOR. As such, we are monitoring and evaluating the related risks, which include interest on loans or amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative reference rate may be challenging, especially if we cannot agree with the respective counterparty about how to make the transition.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2022 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2022, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.Legal Proceedings
In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or our subsidiaries are a party or to which our properties are the subject.
Item 1A.Risk Factors
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Our share redemption program permits our stockholders to sell their shares of common stock back to us, subject to certain conditions and limitations. We will limit the number of shares redeemed pursuant to our share redemption program as follows: (1) we will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid; and (2) funding for the redemption of shares will be limited, among other things, to the net proceeds we receive from the sale of shares under our DRIP, net of shares redeemed to date. In an effort to accommodate redemption requests throughout the calendar year, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the Secondary DRIP Offering. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. As of June 30, 2022, the estimated per share NAV was $7.20, which was determined by the Board on May 25, 2021 using a valuation date of March 31, 2021.
In general, we redeem shares on a quarterly basis. Shares are redeemed with a trade date no later than the end of the month following the end of each fiscal quarter. Any redemption capacity that is not used as a result of the withdrawal or rejection of redemption requests may be used to satisfy the redemption requests of other stockholders received for that fiscal quarter, and such redemption payments may be made at a later time than when that quarter’s redemption payments are made. During the three months ended June 30, 2022, we redeemed shares, including those redeemable due to death, as follows:

Period (1)	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2022 - April 30, 2022	—	$—	—	(2)
May 1, 2022 - May 31, 2022	1,380,718	$7.20	1,380,718	(2)
June 1, 2022 - June 30, 2022	14,377	$7.20	14,377	(2)
Total	1,395,095		1,395,095	(2)
____________________________________
(1)Redemptions are included in the month of payment, which is made one business day following the trade date.
(2)A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
Unregistered Sales of Equity Securities
None.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
None.

Item 6.Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.1
Master Repurchase Agreement, dated June 1, 2022, by and between CMFT Real Estate Securities I, LLC and J.P. Morgan Securities LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed June 2, 2022).

10.2
Amendment No. 3 to Credit and Security Agreement, dated June 23, 2022, by and between CMFT Corporate Credit Securities, LLC, as borrower, CMFT Securities Investments, LLC, as collateral manager and equityholder, Citibank, N.A., as administrative agent and as lender, Citibank, N.A. (acting through its Agency & Trust division), as collateral custodian and as collateral agent, and Virtus Group, LP, as collateral administrator (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed June 29, 2022).

10.3
Credit Agreement dated as of July 15, 2022, among CMFT SCF Borrower, LLC, as the Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, L/C Issuer and Syndication Agent and the lenders party hereto and PNC Bank, N.A., as Syndication Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed July 21, 2022).

10.4
Continuing Guaranty, dated as of July 15, 2022, by CMFT SCF Borrower, LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-54939), filed July 21, 2022).

10.5*	Amended and Restated CIM Real Estate Finance Trust, Inc. 2022 Equity Incentive Plan.
10.6*
Loan and Servicing Agreement, dated as of March 16, 2022, among CMFT RE Lending Sub MM Holdco, LLC, as Holdings, CMFT RE Lending Sub MM, LLC, as the Borrower, Massachusetts Mutual Life Insurance Company and the other lenders from time to time party hereto, Trimont Real Estate Advisors, LLC, as the Administrative Agent, Massachusetts Mutual Life Insurance Company, as the Facility Servicer, and CMFT RE Lending Sub MM, LLC, as the Portfolio Asset Servicer.

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
Date: August 12, 2022