Form 10-K
period 2022-12-31
CIM REAL ESTATE FINANCE TRUST, INC.
filed 2023-03-28
CIK 1498547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There is no established market for the registrant’s shares of common stock. As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, there were approximately 436.1 million shares of common stock held by non-affiliates, for an aggregate market value of $3.1 billion, assuming a market value as of that date of $7.20 per share, the most recent estimated per share net asset value of the registrant’s common stock established by the registrant’s board of directors in effect as of that date. Effective December 21, 2022, the estimated per share net asset value of the registrant’s common stock as of September 30, 2022 is $6.57 per share.
As of March 21, 2023, there were approximately 437.4 million shares of common stock, par value per share of $0.01, of CIM Real Estate Finance Trust, Inc. outstanding.
Documents Incorporated by Reference:
The Registrant incorporates by reference portions of the CIM Real Estate Finance Trust, Inc. Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders (into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K of CIM Real Estate Finance Trust, Inc., other than historical facts, may be considered forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. These forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. In addition, these risks and uncertainties include those associated with general economic, market and other conditions. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Annual Report on Form 10-K is filed with the U.S. Securities and Exchange Commission (the “SEC”). Additionally, except as required by applicable law or regulation, we undertake no obligation, and expressly disclaim any such obligation, to publicly update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events, changes to future operating results or otherwise.
The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from those presented in our forward-looking statements:
•We are subject to risks associated with bankruptcies or insolvencies of our borrowers and tenants and from borrower or tenant defaults generally.
•Our credit and real estate investments subject us to the domestic and international political, economic, capital markets and other conditions, including with respect to the effects of the COVID-19 pandemic and other events.
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
•We may be unable to list our shares on a national securities exchange, in the timeframe we expect or at all.
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
We have two reportable business segments as of December 31, 2022 and we refer to the investments within these segments as our target assets:
•Credit — engages primarily in acquiring and originating primarily floating rate first and second lien mortgage loans, either directly or through co-investments in joint ventures, related to real estate assets. This segment also includes investments in real estate-related securities, liquid corporate senior loans and corporate senior loans.
•Real estate — engages primarily in acquiring and managing geographically diversified income-producing retail, industrial and office properties that are primarily single-tenant properties, which are leased to creditworthy tenants under long-term net leases.
As of December 31, 2022, our credit portfolio consisted of 350 loans with a net book value of $4.0 billion, and investments in real estate-related securities of $576.4 million as of December 31, 2022. In addition, we owned 380 properties, comprising 10.9 million rentable square feet of commercial space located in 43 states. As of December 31, 2022, the rentable space at these properties was 99.2% leased, including month-to-month agreements, if any.
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
Our Manager, Investment Advisor and CIM
We are externally managed by CIM Real Estate Finance Management, LLC, a Delaware limited liability company (“CMFT Management”), which is an affiliate of CIM Group, LLC (“CIM Group”). CIM Group is a community-focused real estate and infrastructure owner, operator, lender and developer. CIM is headquartered in Los Angeles, CA, with offices in Atlanta, GA, Bethesda, MD, Chicago, IL, Dallas, TX, New York, NY, Orlando, FL, Phoenix, AZ, and Tokyo, Japan. CIM Group also maintains additional offices across the United States, as well as in Korea, Hong Kong, and the United Kingdom to support its platform.
We have no paid employees and rely upon our manager pursuant to our Amended and Restated Management Agreement dated August 20, 2019, which was amended and restated effective March 24, 2023, (the “Management Agreement”), and certain of its affiliates, including our investment advisor, CIM Capital IC Management, LLC (the “Investment Advisor”), with respect to investments in securities and certain other investments, to provide substantially all of our day-to-day management. Collectively, our manager and the Investment Advisor, together with certain other affiliates of CIM Group, serve as our sponsor, which we refer to as our “sponsor” or “CIM”. Our Management Agreement had an initial three-year term and renews automatically each year thereafter for an additional one-year period unless terminated by our board of directors (our “Board”).
On December 6, 2019, CMFT Securities Investments, LLC (“CMFT Securities”), which is a wholly-owned subsidiary of the Company, entered into an investment advisory and management agreement (the “Investment Advisory and Management Agreement”) with our Investment Advisor. CMFT Securities was formed for the purpose of holding any investments in securities and certain other investments made by the Company. The Investment Advisor, a wholly-owned subsidiary of CIM Group, is registered as an investment advisor with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Pursuant to the Investment Advisory and Management Agreement, the Investment Advisor will manage the day-to-day business affairs of CMFT Securities and its investments in corporate credit and real estate-related securities, subject to the supervision of the Board. The Investment Advisory and Management Agreement had an initial three-year term and shall be deemed renewed automatically each year thereafter for an additional one-year period unless otherwise terminated pursuant to the Investment Advisory and Management Agreement.
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
Investment Strategy and Objectives
We seek to attain attractive risk-adjusted returns and create long term value for our investors by investing in a diversified portfolio of senior secured mortgage loans, creditworthy long-term net-leased property investments and other senior loan and liquid credit investments.
We sold the remainder of our non-core anchored shopping center properties through the RTL Purchase and Sale Agreement (as defined below) during 2022. The net sales proceeds were invested in credit investments in line with our strategy. Additionally, we are under contract to sell certain non-core single tenant real estate properties through the Realty Income Purchase and Sale Agreement (as defined below), and we intend to redeploy the proceeds from those sales into the origination, participation in, and acquisition of our targeted credit investments and core commercial real estate. Subject to market conditions, we expect to pursue a listing of our common stock on a national securities exchange at such time as our Board determines that such a listing would be in the best interests of our stockholders, though we can provide no assurance that a listing will happen in a particular timeframe or at all.
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
Investment Guidelines
Our manager and our Investment Advisor are required to manage our business in accordance with certain investment guidelines that were adopted by our Board, which include:
•not making investments that would cause us to fail to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”);
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
Other Real-Estate Related Debt Instruments. We will opportunistically invest in or originate other commercial real estate-related debt instruments such as subordinated mortgage interests, preferred equity, note financing, unsecured loans to owners and operators of real estate assets, and secured real estate-related securities such as rated and non-rated CMBS generally secured by a single asset or a loan to a single borrower secured by a cross-collateralized portfolio of assets, and commercial real estate collateralized loan obligations (“CRE CLOs”).
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
Depending on the type and classification of our credit investments, we may hold a credit investment until maturity or sell prior to maturity. Circumstances may arise that could cause us to determine to sell a credit investment earlier than anticipated if we believe the sale of the investment would be in the best interests of our stockholders. The determination of whether a particular investment should be sold or otherwise disposed of will be made after considerations of relevant factors, including prevailing and projected economic conditions, quality and stability of real estate value and operating cash flow, performance against underwritten business plan, financial condition of the sponsor, borrower and guarantor(s), and whether disposition of the investment would increase cash flows.
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
Types of Investments — Commercial Real Estate Property Investments
We have acquired, and may continue to acquire, either directly or through co-investing in a joint venture agreement, income-producing retail, industrial and office properties that are primarily leased to single, creditworthy tenants under long-term net leases, strategic to the tenants’ operations and are geographically diversified. On December 20, 2021, certain subsidiaries of the Company entered into an Agreement of Purchase and Sale, as amended (the “RTL Purchase and Sale Agreement”), with American Finance Trust, Inc. (now known as The Necessity Retail REIT, Inc.) (NASDAQ: RTL) (“RTL”), American Finance Operating Partnership, L.P. (now known as The Necessity Retail REIT Operating Partnership, L.P.) (“RTL OP”), and certain of their subsidiaries (collectively, the “Purchaser”) to sell our remaining multi-tenant anchored shopping center properties, along with two single-tenant properties, all of which were disposed of during the year ended December 31, 2022. On December 29, 2022, certain subsidiaries of the Company entered into an Agreement of Purchase and Sale (the “Realty Income Purchase and Sale Agreement”) with certain subsidiaries of Realty Income Corporation (NYSE: O) (“Realty Income”), to sell 185 single-tenant net lease properties.
Many of our retail properties are, and we anticipate that future properties will predominantly be, leased to retail tenants in the chain or franchise retail industry, including, but not limited to, convenience stores, drug stores and restaurant properties, as well as leased to large national retailers as stand-alone properties. Our industrial and office properties are leased to companies operating in a wide variety of industries. CMFT Management monitors industry trends and identifies properties on our behalf that serve to provide a favorable return balanced with risk. We generally intend to hold each property for a period in excess of five years.
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
To the extent feasible, we seek to achieve a well-balanced portfolio diversified by geographic location, age and lease maturities of the various properties. We pursue properties leased to tenants representing a variety of industries to avoid concentration in any one industry. We generally target properties with lease terms in excess of ten years. We have acquired and may continue to acquire properties with shorter lease terms if the property is in an attractive location, if the property is difficult to replace, or if the property has other significant favorable attributes. We expect that these acquisitions will provide long-term value by virtue of their size, location, quality and condition, and lease characteristics.
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
In evaluating potential property acquisitions consistent with our investment objectives, CMFT Management applies a well-established underwriting process to determine the creditworthiness of potential tenants. We consider a tenant to be creditworthy if we believe that the tenant has sufficient assets, cash flow generation and stability of operations to meet its obligations under the lease. Similarly, CMFT Management applies credit underwriting criteria to possible new tenants when we are leasing properties in our portfolio. Many of the tenants of our properties are, and we expect will continue to be, international, national or regional companies that are creditworthy entities having high net worth and operating income. CMFT Management’s underwriting process includes analyzing the financial data and other available information about the tenant, such as income statements, balance sheets, net worth, cash flows, business plans, data provided by industry credit rating services, and/or other information CMFT Management may deem relevant. Generally, these tenants must have a proven track record in order to meet the credit tests applied by CMFT Management. In addition, we may obtain guarantees of leases by the corporate parent of the tenant, in which case CMFT Management will analyze the creditworthiness of the corporate parent.
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
•a property condition report;
•unit level store performance for retail properties;
•strategic importance of the asset to the tenant for industrial and office properties;
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
We generally intend to hold each property we acquire for an extended period, generally in excess of five years. Holding periods for other real estate-related assets may vary. Circumstances might arise that could cause us to determine to sell an asset before the end of the expected holding period if we believe the sale of the asset would be in the best interests of our stockholders. The determination of whether a particular asset should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing and projected economic conditions, current tenant rolls and tenant creditworthiness, whether we could apply the proceeds from the sale of the asset to acquire other assets, whether disposition of the asset would increase cash flows, and whether the sale of the asset would be a prohibited transaction under the Code or otherwise impact our status as a REIT for federal income tax purposes. During the year ended December 31, 2022, we sold 134 properties and an outparcel of land for an aggregate gross sales price of $1.69 billion, resulting in net proceeds of $1.69 billion after closing costs and a gain of $117.8 million.
Financing Strategy
We believe that utilizing borrowings to make investments is consistent with our investment objective of maximizing the return to stockholders. By operating on a leveraged basis, we have more funds available for acquiring properties or credit investments. This allows us to make more investments than would otherwise be possible, potentially resulting in a more diversified portfolio.
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
As of December 31, 2022, our ratio of debt to total gross assets net of gross intangible lease liabilities was 62.7%.
The following table details our outstanding financing arrangements and borrowing capacity as of December 31, 2022 (in thousands):

	Portfolio Financing Outstanding Principal Balance	Maximum Capacity (1)
Notes payable – fixed rate debt	$36,538	$36,538
Notes payable – variable rate debt	465,517	485,519
First lien mortgage loan	121,940	121,940
ABS mortgage notes	763,035	763,035
Credit facilities	738,500	850,000
Repurchase facilities	2,318,381	2,700,000
Total portfolio financing	$4,443,911	$4,957,032
___________________________________
(1)Subject to borrowing availability.
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
Our Offerings
We commenced our initial public offering in January 2012 on a “best efforts” basis of up to $2.975 billion in shares of common stock (the “Initial Offering”), including $475.0 million in shares allocated to our distribution reinvestment plan (the “DRIP”). In addition, we registered $247.0 million in shares of common stock under the DRIP (the “Initial DRIP Offering”) on December 19, 2013 and an additional $600.0 million in shares of common stock under the DRIP (the “Secondary DRIP Offering,” and together with the Initial DRIP Offering, the “DRIP Offerings,” and the DRIP Offerings collectively with the Initial Offering, the “Offerings”) on August 2, 2016. We continue to issue shares of common stock under the Secondary DRIP Offering. As of December 31, 2022, we had issued approximately $428.4 million in shares of common stock under the Secondary DRIP Offering.
Net Asset Value
Our Board establishes an estimated per share net asset value (“NAV”) of the Company’s common stock for purposes of assisting broker-dealers in meeting their customer account statement reporting obligations under Financial Industry Regulatory Authority (“FINRA”) Rule 2231.
The following table summarizes the estimated per share NAV of our common stock for the periods indicated below:

Valuation Date	Period Commencing	Period Ending	NAV per Share
August 31, 2015	October 1, 2015	November 13, 2016	$9.70
September 30, 2016	November 14, 2016	March 27, 2017	$9.92
December 31, 2016	March 28, 2017	March 28, 2018	$10.08
December 31, 2017	March 29, 2018	March 19, 2019	$9.37
December 31, 2018	March 26, 2019	March 29, 2020	$8.65
December 31, 2019	March 30, 2020	May 28, 2020	$7.77
March 31, 2020	May 29, 2020	August 13, 2020	$7.26
June 30, 2020	August 14, 2020	May 25, 2021	$7.31
March 31, 2021	May 26, 2021	December 19, 2022	$7.20
September 30, 2022	December 21, 2022	—	$6.57
For participants in the DRIP, distributions are reinvested in shares of our common stock under the DRIP at the most recent estimated per share NAV as determined by our Board. Commencing on December 21, 2022, distributions are reinvested in shares of our common stock under the DRIP at a price of $6.57 per share, the estimated per share NAV as of September 30, 2022, as determined by our Board. Additionally, $6.57 per share serves as the most recent estimated per share NAV for purposes of the share redemption program. We have not made any adjustments to the valuation of our estimated per share NAV for the impact of other transactions occurring subsequent to December 19, 2022. See Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Share Redemption Program in this Annual Report on Form 10-K for a discussion of our share redemption program.
Purchase and Sale Agreement with Realty Income Corporation
On December 29, 2022, certain of our subsidiaries (collectively, the “Seller”) entered into the Realty Income Purchase and Sale Agreement with certain subsidiaries of Realty Income Corporation. Realty Income is not affiliated with the Seller. Under the terms of the Realty Income Purchase and Sale Agreement, the Seller agreed to sell to Realty Income 185 single-tenant net lease properties encompassing approximately 4.6 million gross rentable square feet of commercial space across 34 states for total consideration of $894.0 million. The consideration is to be paid in cash.
During December 2022, a cash deposit of $20.0 million was placed in escrow by Realty Income in connection with the Realty Income Purchase and Sale Agreement, which became non-refundable to Realty Income upon the expiration of the due diligence period on March 7, 2023.
Subsequent to December 31, 2022, the sale of 151 of the properties under contract for sale pursuant to the Realty Income Purchase and Sale Agreement closed for total consideration of $779.0 million and a gain of approximately $19.6 million. The remaining properties are expected to close in the second quarter of 2023, although no assurances can be made that the Company will complete the sale of the remaining properties within that timeframe, or at all.
Conflicts of Interest
We are subject to various conflicts of interest arising out of our relationship with CMFT Management and its affiliates, including conflicts related to the arrangements pursuant to which we compensate CMFT Management and its affiliates.
Allocation of Investment Opportunities
Acquisition opportunities will be allocated among the programs sponsored by CIM pursuant to an asset allocation policy adopted by our Board. In the event that an acquisition opportunity has been identified that may be suitable for one or more of the other programs sponsored by CIM, and for which more than one such entity has sufficient uninvested funds, then an allocation committee, which is comprised of employees of CIM or their respective affiliates (the “Allocation Committee”), will examine the following factors, among others, in determining the entity for which the acquisition opportunity is most appropriate:
•the investment guidelines and/or restrictions, if any, set forth in each entity’s governing documents;
•the entity’s risk and return profile;
•the suitability/priority of the investment for each entity;
•the entity’s available capital for investment;
•the aggregate capital committed to each entity;
•the age/vintage of the entity’s account for fund, and the remaining term of the investment period, if any.
In considering the priority of an investment for an entity, the Allocation Committee may consider, among other factors, whether:
•the investment opportunity is contiguous or proximate to an existing investment;
•the investment opportunity is being made in conjunction with the strategic expansion plans of an existing investment;
•the investment opportunity is being pursued with a sponsor/partner that is also a sponsor/partner in an existing investment;
•There are economic ties/relationships between the investment opportunity and an existing investment; and
•the size and/or product type of the investment opportunity enhances existing diversification within the entity’s portfolio.
If, in the judgment of the Allocation Committee, the acquisition opportunity may be equally appropriate for more than one program, then a strict rotation schedule will be employed whereby such entities will be offered the relevant investment opportunity on a rotation schedule in the order of their inception dates, from the latest to the earliest inception dates.
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
Management Agreement. Pursuant to the Management Agreement, in connection with the services provided by our manager, our manager receives a management fee, payable quarterly in arrears, equal to the greater of (a) $250,000 per annum ($62,500 per quarter) and (b) 1.50% per annum (0.375% per quarter) of the Company’s Equity (as defined in the Management Agreement). In addition, our manager shall receive Incentive Compensation (as defined in the Management Agreement), payable with respect to each quarter, which is generally equal to the excess of (a) the product of (i) 20% and (ii) the excess of (A) Core Earnings (as defined in the Management Agreement) of the Company for the previous 12-month period, over (B) the product of (1) the Company’s Consolidated Equity (as defined in the Management Agreement) in the previous 12-month period, and (2) 7% per annum, over (b) the sum of any Incentive Compensation paid to our manager with respect to the first three calendar quarters of such previous 12-month period (or such lesser number of completed calendar quarters preceding the applicable period, if applicable). In addition, our manager generally shall continue to be entitled to reimbursement for costs and expenses to the extent incurred on behalf of the Company in accordance with the Management Agreement.
The Management Agreement had an initial three-year term and shall be deemed renewed automatically each year thereafter for an additional one-year period unless the Company provides 180 days’ written notice of termination to the manager after the affirmative vote of 2/3 of the Company’s independent directors. If the Management Agreement is terminated without cause, the manager shall receive a termination fee equal to three times the sum of (a) the average annual management fee and (b) the average annual Incentive Compensation during the 24-month period prior to the termination.
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
The Investment Advisory and Management Agreement was initially for a term of three years and shall be deemed renewed automatically each year thereafter for an additional one-year period unless CMFT Securities provides 180 days’ written notice of termination to the Investment Advisor after the affirmative vote of 2/3 of our independent directors, or if the Investment Advisor provides 180 days’ written notice of termination to CMFT Securities. If the Investment Advisory and Management Agreement is terminated without cause by CMFT Securities, the Investment Advisor shall receive a termination fee equal to three times the sum of (a) the average annual Investment Advisory Fee and (b) the average annual Securities Manager Incentive Compensation, as that term is defined in the Investment Advisory and Management Agreement, during the 24-month period prior to the termination. CMFT Securities is not required to pay the termination fee if the Investment Advisor terminates the Investment Advisory and Management Agreement, or if the Investment Advisory and Management Agreement is terminated for cause.
On a quarterly basis, the Investment Advisor shall designate 50% of the sum of its Investment Advisory Fee and any incentive compensation payable to the Investment Advisor, as described above, as sub-advisory fees. The sub-advisory fees shall be paid by our Investment Advisor ratably, as determined pursuant to the Sub-Advisory Agreement, to the Sub-Advisor and any other sub-advisers that provide services to CMFT Securities. Either party may terminate the Sub-Advisory Agreement with 30 days’ prior written notice to the other party.
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

Similarly, as we purchase properties, we are in competition with other potential buyers for the same properties and may have to pay more to purchase the property than if there were no other potential acquirers or we may have to locate another property that meets our acquisition criteria. Regarding the leasing efforts of our owned properties, the leasing of real estate is highly competitive in the current market, and we may continue to experience competition for tenants from owners and managers of competing projects. As a result, we may have to provide free rent, incur charges for tenant improvements, or offer other inducements, or we might not be able to timely lease the space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we may also be in competition with sellers of similar properties to locate suitable purchasers for our properties. See the section captioned “— Conflicts of Interest” above.
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

•Pandemics or other health crises, such as the outbreak of COVID-19 and the emergence of any future variants thereof, may adversely affect our business and/or operations, our tenants’ financial condition and the profitability of our properties.
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
Our common stock is not currently publicly traded, and while we intend to pursue a listing of our common stock on a national securities exchange, we cannot make assurances that such a listing will occur. In addition, we do not have a fixed date or method for providing stockholders with liquidity. We expect that our Board will make that determination in the future based, in part, upon advice from our manager. If our stockholders are able to find a buyer for their shares, our stockholders will likely have to sell them at a substantial discount to the most recent estimated per share NAV of our common stock of $6.57 as of September 30, 2022. It also is likely that our common stock will not be accepted as the primary collateral for a loan. Therefore, shares of our common stock should be considered illiquid and a long-term investment, and our stockholders must be prepared to hold their shares of our common stock for an indefinite length of time.
Our stockholders are limited in their ability to sell their shares pursuant to our share redemption program and may have to hold their shares for an indefinite period of time.
Our share redemption program allows our stockholders to sell shares of our common stock to us in limited circumstances, subject to numerous restrictions. Subject to funds being available, we generally limit the number of shares redeemed pursuant to our share redemption program to no more than 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemption is being paid. In addition, we intend to limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter, and funding for redemptions for each quarter generally is limited to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. During the past 24 quarters, excluding those when the suspension of the share redemption program was in effect, quarterly redemptions were honored on a pro rata basis, as requests for redemption exceeded the quarterly redemption limits described above. The Board may amend the terms of, suspend, or terminate our share redemption program without stockholder approval at any time if it believes that such action is in the best interest of our stockholders, and our management may reject any request for redemption. These restrictions severely limit our stockholders’ ability to sell their shares should they require liquidity, and limit our stockholders’ ability to recover the amount they invested or the fair market value of their shares.
Our estimated per share NAV is an estimate as of a given point in time and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved or completed a merger or other sale.
The methodology used by our Board in reaching an estimated per share NAV of our common stock is based upon a number of estimates, assumptions, judgments and opinions that may, or may not, prove to be correct. The use of different estimates, assumptions, judgments or opinions may have resulted in significantly different estimates of the per share NAV of our common stock. Also, the estimated per share NAV of our common stock reflects an estimate as of a given point in time and will fluctuate over time as a result of, among other things, developments related to individual assets and changes in the real estate and capital markets. In addition, our Board’s estimate of the per share NAV is not based on the book values of our real estate, as determined by accounting principles generally accepted in the United States of America (“GAAP”), as our book value for most real estate is based on the amortized cost of the property, subject to certain adjustments. Furthermore, in reaching an estimate of the per share NAV of our common stock, our Board did not include, among other things, a discount for debt that may include a prepayment obligation or a provision precluding assumption of the debt by a third party.
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
Because the amount we pay in distributions may exceed our earnings and our cash flows from operations, distributions may not reflect the current performance of our properties or our current operating cash flows. To the extent distributions exceed cash flows from operations, distributions may be treated as a return of our stockholders’ investment and could reduce their basis in our common stock. A reduction in a stockholder’s basis in our common stock could result in the stockholder recognizing more gain upon the disposition of his or her shares, which, in turn, could result in greater taxable income to such stockholder. For more information regarding the sources of distributions for the years ended December 31, 2022 and 2021, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.
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
We have experienced net losses in the past (calculated in accordance with GAAP), and we may not be profitable or realize growth in the value of our assets. Many of our losses can be attributed to start-up costs, general and administrative expenses, depreciation and amortization, as well as acquisition expenses incurred in connection with purchasing properties or making other investments. Our ability to sustain profitability is uncertain and depends on the demand for, and value of, our portfolio of loans and properties. For a further discussion of our operational history and the factors affecting our losses, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K and our accompanying consolidated financial statements and notes thereto.
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
Furthermore, our manager monitors our portfolio, but it may be difficult to reflect changing market conditions or material events that may impact the value of our portfolio between valuations, or to obtain timely or complete information regarding any such events. Therefore, the estimated per share NAV published before the announcement of an extraordinary event may differ significantly from our actual per share NAV until such time as sufficient information is available and analyzed, the financial impact is fully evaluated, and the appropriate adjustment is made to our estimated per share NAV, as determined by our Board. Any resulting disparity may be to the detriment of an acquiror of our common stock or a stockholder redeeming shares pursuant to our share redemption program. The Board last established an updated estimated per share NAV of the Company's shares as of September 30, 2022 on December 19, 2022.
Our future success depends to a significant degree upon certain key personnel of our manager. If our manager loses or is unable to attract and retain key personnel, our ability to achieve our investment objectives could be delayed or hindered, which could adversely affect our ability to pay distributions to our stockholders and the value of their investment.
Our success depends to a significant degree upon the contributions of certain executive officers and other key personnel of CIM and our manager. We cannot guarantee that all of these key personnel, or any particular person, will remain affiliated with us, CIM and/or our manager. If any of our key personnel were to cease their affiliation with our manager, our operating results could suffer. We believe that our future success depends, in large part, upon our manager’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure our stockholders that CIM or our manager will be successful in attracting and retaining such skilled personnel. If our manager loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investment may decline.
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
If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity and we may fail to properly identify the appropriate mix of personnel and capital needed to operate as a stand-alone entity. Additionally, upon any internalization of our manager, certain key personnel may not remain with our manager, but will instead remain employees of CIM.
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
Our preferred equity investments involve a greater risk of loss than conventional debt financing.
Our preferred equity investments involve a higher degree of risk than conventional debt financing due to a variety of factors, including their non-collateralized nature and subordinated ranking to other loans and liabilities of the entity in which such preferred equity is held. Accordingly, if the issuer defaults on our investment, we would only be able to proceed against such entity in accordance with the terms of the preferred security and not against any property owned by such entity. Furthermore, in the event of bankruptcy or foreclosure, we would only be able to recoup our investment after all lenders to, and other creditors of, such entity are paid in full. As a result, we may lose all or a significant part of our investment, which could result in significant losses.
Bridge loans involve a greater risk of loss than traditional investment-grade mortgage loans with fully insured borrowers.
We may acquire bridge loans secured by first lien mortgages on a property to borrowers who are typically seeking short-term capital to be used in an acquisition, construction or rehabilitation of a property, or other short-term liquidity needs. The typical borrower under a bridge loan has usually identified an undervalued asset that has been under-managed and/or is located in a recovering market. If the market in which the asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management and/or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the bridge loan, and we bear the risk that we may not recover some or all of our initial expenditure.
In addition, borrowers usually use the proceeds of a conventional mortgage to repay a bridge loan. A bridge loan therefore is subject to the risk of a borrower’s inability to obtain permanent financing to repay the bridge loan. Bridge loans are also subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of any default under bridge loans held by us, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest of the bridge loan. To the extent we suffer such losses with respect to our bridge loans, the value of our company and the price of our shares of common stock may be adversely affected.
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
We may find it necessary or desirable to foreclose on certain of the loans or CMBS we acquire, and the foreclosure process may be lengthy and expensive.
We may find it necessary or desirable to foreclose on certain of the loans or CMBS we acquire, and the foreclosure process may be lengthy and expensive. The protection of the terms of the applicable loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests may not be adequate. Furthermore, claims may be asserted by lenders or borrowers that might interfere with enforcement of our rights. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no basis in fact, in an effort to prolong the foreclosure action and seek to force the lender into a modification of the loan or a favorable buy-out of the borrower’s position in the loan. In some states, foreclosure actions can take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy or its equivalent, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process and potentially result in a reduction or discharge of a borrower’s debt. Foreclosure may create a negative public perception of the related property, resulting in a diminution of its value, and in the event of any such foreclosure or other similar real estate owned-proceeding, we would also become the subject to the various risks associated with direct ownership of real estate, including environmental liabilities. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will further reduce the net proceeds and, thus, increase the loss.
Provisions for credit losses are difficult to estimate.
Our credit loss provision is evaluated on a quarterly basis. The determination of such provision requires us to make certain estimates and judgments, which may be difficult to determine. Our estimates and judgments are based on a number of factors, including projected cash flow from the collateral securing our loans, debt structure, including the availability of reserves and recourse guarantees, likelihood of repayment in full at the maturity of a loan, potential for refinancing and expected market discount rates for varying property types, all of which remain uncertain and are subjective. Our estimates and judgments may not be correct and, therefore, our results of operations and financial condition could be severely impacted.
Accounting Standards Update 2016-13, Financial Instruments—Credit Losses—Measurement of Credit Losses on Financial Instruments (Topic 326), which replaces the “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss model (“CECL”), became effective for us on January 1, 2020. Under the CECL model, we are required to provide allowances for credit losses on certain financial assets carried at amortized cost, such as loans held-for-investment and held-to-maturity debt securities, including related future funding commitments and accrued interest receivable. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement takes place at the time the financial asset is first added to the balance sheet and updated quarterly thereafter. This differs significantly from the “incurred loss” model previously required under GAAP, which delayed recognition until it was probable a loss had been incurred. Accordingly, the adoption of the CECL model has materially affected how we determine our credit loss provision and required us to significantly increase our allowance and recognize provisions for credit losses earlier in the lending cycle. Moreover, the CECL model creates more volatility in the level of our credit loss provisions. If we are required to materially increase our future level of credit loss allowances for any reason, such increase could adversely affect our business, results of operations, liquidity and financial condition.

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
•co-invest with others through partnerships, joint ventures or other entities, thereby acquiring non-controlling interests; or
•rely on independent third-party management or servicing with respect to the management of an asset.
Therefore, we may not be able to exercise control over all aspects of our loans or investments. Such financial assets may involve risks not present in investments where senior creditors, junior creditors, servicers, third-party controlling investors or CIM-sponsored investment vehicles are not involved. Our rights to control the process following a borrower default may be subject to the rights of senior or junior creditors or servicers whose interests may not be aligned with ours. A partner or co-venturer may have financial difficulties, resulting in a negative impact on such asset, may have economic or business interests or goals that are inconsistent with ours, or may be in a position to take action contrary to our investment objectives. In addition, we will generally pay all or a portion of the expenses relating to our joint ventures and we may, in certain circumstances, be liable for the actions of our partners or co-venturers.
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
In addition, we are exposed to the risk of judicial proceedings with our borrowers and entities in which we invest, including bankruptcy or other litigation, as a strategy to avoid foreclosure or enforcement of other rights by us as a lender or investor. In the event that any of the properties or entities underlying or collateralizing our loans or investments experiences any of the foregoing events or occurrences, the value of, and return on, such investments could be reduced, which would adversely affect our results of operations and financial condition.
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
Investments in non-conforming and non-investment grade rated loans or securities involve increased risk of loss.
Many of our investments do not conform to conventional loan standards applied by traditional lenders and either are not rated or rated as non-investment grade by the rating agencies. The non-investment grade credit ratings for these assets typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. As a result, these investments have a higher risk of default and loss than investment grade rated assets. Any loss we incur may be significant and may reduce distributions to our stockholders and adversely affect the market value of our common stock. There are no limits on the percentage of unrated or non-investment grade rated assets we may hold in our investment portfolio.

Any credit ratings assigned to our investments are subject to ongoing evaluations and revisions and we cannot assure you that those ratings will not be downgraded.
Some of our investments are rated by Moody’s Investors Service, Inc., Fitch Ratings, Inc., S&P Global Ratings, DBRS, Inc. or Kroll Bond Rating Agency, Inc. Any credit ratings on our investments are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our investments in the future, the value of these investments could significantly decline, which would adversely affect the value of our investment portfolio and could result in losses upon disposition or the failure of borrowers to satisfy their debt service obligations to us.
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
Our operating results will be subject to risks generally incident to the ownership of real estate, including:
•changes in international, national or local economic or geographic conditions (including as a result of the outbreak of COVID-19, the emergence of any future variants thereof and the possible resistance of variants to currently available vaccines);
•changes in supply of or demand for similar or competing properties in an area (including as a result of an increased prevalence of remote work);
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
We may become subject to geographic and industry concentrations that make us more susceptible to adverse events with respect to certain geographic areas or industries.
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
We routinely evaluate our real estate assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, tenant performance and lease structure. For example, the early termination of, or default under, a lease by a tenant may lead to an impairment charge. Since our real estate segment investment focus is on properties net leased to a single tenant, the financial failure of, or other default by, a single tenant under its lease may result in a significant impairment loss. If we determine that an impairment has occurred, we would be required to make a downward adjustment to the net carrying value of the property, which could have a material adverse effect on our results of operations in the period in which the impairment charge is recorded. Management has recorded an impairment charge related to certain properties in the year ended December 31, 2022, and may record future impairments based on actual results and changes in circumstances. Negative developments in the real estate market may cause management to reevaluate the business and macro-economic assumptions used in its impairment analysis. Changes in management’s assumptions based on actual results may have a material impact on our financial statements. See Note 3 — Fair Value Measurements to our consolidated financial statements in this Annual Report on Form 10-K for a discussion of our real estate impairment charges.
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
Real estate assets are, in general, relatively illiquid and may become even more illiquid during periods of economic downturn. As a result, we may not be able to sell our properties quickly or on favorable terms in response to changes in the economy or other conditions when it otherwise may be prudent to do so. In addition, certain significant expenditures generally do not change in response to economic or other conditions, including debt service obligations, real estate taxes, and operating and maintenance costs. This combination of variable revenue and relatively fixed expenditures may result, under certain market conditions, in reduced earnings. In addition, historically, during periods of increasing interest rates, real estate valuations have generally decreased as a result of rising capitalization rates, which tend to be positively correlated with interest rates. Consequently, prolonged periods of higher interest rates may negatively impact the valuation of our portfolio as well as lower sales proceeds from future dispositions. Further, as a result of the 100% prohibited transactions tax applicable to REITs, we intend to hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forgo or defer sales of properties that otherwise would be favorable. Therefore, we may be unable to adjust our portfolio promptly in response to economic, market or other conditions, which could adversely affect our business, financial condition, results of operations, cash flows or our ability to satisfy our debt service obligations or to maintain our level of distributions on our common stock.
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
As of December 31, 2022, approximately 60.6% of our tenants were not rated or did not have an investment-grade credit rating from a major ratings agency or were not affiliates of companies having an investment-grade credit rating. Our properties with such tenants may have a greater risk of default and bankruptcy than properties leased exclusively to investment-grade tenants. When we acquire properties where the tenant does not have a publicly available credit rating, we will use certain credit assessment tools as well as rely on our own estimates of the tenant’s credit rating which includes reviewing the tenant’s financial information (e.g., financial ratios, net worth, revenue, cash flows, leverage and liquidity, if applicable). If our ratings estimates are inaccurate, the default or bankruptcy risk for the subject tenant may be greater than anticipated. If our lender or a credit rating agency disagrees with our ratings estimates, we may not be able to obtain our desired level of leverage or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.
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
Since we may incur leverage to make investments, our income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. Inflation remained high in 2022. During the 12 months ended December 2022, the consumer price index rose 6.5%, compared to the 12 months ended December 2021. The Federal Reserve raised the federal funds rate a total of seven times during 2022, resulting in a range from 4.25% to 4.50% as of December 31, 2022. It is expected that the Federal Reserve may continue to increase the federal funds rate throughout 2023 to, among other things, control inflation. Should the Federal Reserve continue to raise rates in the future, this will likely result in further increases in market interest rates. In a rising interest rate environment, any leverage that we incur may bear a higher interest rate than may currently be available. There may not, however, be a corresponding increase in our revenues. Any reduction in the rate of return on new investments relative to the rate of return on current investments, and any reduction in the rate of return on current investments, could adversely impact our income, reducing our ability to service the interest obligations on, and to repay the principal of, our indebtedness.
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
The strength and profitability of our business depends on demand for and the value of our properties. The war between Russia and Ukraine and resulting economic sanctions imposed by many countries on Russia have led to disruption, instability and volatility in global markets and industries and have had a negative impact on the global economy and global supply chains. Disruption, instability, volatility and decline in global economic activity, whether caused by acts of war, other acts of aggression or terrorism, in each case regardless of where it occurs, could in turn harm the demand for and the value of our properties. In addition, public health crises (including the COVID-19 outbreak and any future variants) may result in declining economic activity, which could harm the demand for and the value of our properties and may negatively affect our operations and our stockholders’ investments. We may acquire real estate assets located in areas that are susceptible to terrorist attacks or acts of war. These attacks may directly impact the value of our assets through damage, destruction, loss or increased security costs. Although we may obtain terrorism insurance, we may not be able to obtain sufficient coverage to fund any losses we may incur. Risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Further, certain losses resulting from these types of events are uninsurable or not insurable at reasonable costs.
More generally, any terrorist attack, other act of violence or war, or public health crisis (such as the COVID-19 outbreak and any future variants) could result in increased volatility in, or damage to, the United States and worldwide financial markets and economy, all of which could adversely affect our tenants’ ability to pay rent on their leases or our ability to borrow money or issue capital stock at acceptable prices, which could have a material adverse effect on our financial condition, results of operations and ability to pay distributions to our stockholders.
Our business and/or operations and the businesses of our tenants could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis, such as COVID-19 and any future variants.
The COVID-19 outbreak, including variants thereof, and the associated “shelter-in-place” or “stay-at-home” orders or other quarantine mandates or public health guidance issued by local, state or federal authorities has adversely affected a number of our tenants’ businesses. The extent to which the lingering effects of the COVID-19 pandemic continues to impact our operations and those of our tenants will depend on future developments, including, among other factors, the duration, spread and resurgences of the virus, including certain variants thereof, along with related travel advisories and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, the pace, scope and efficacy of vaccination programs, and general uncertainty as to the impact of COVID-19, including related variants and the possible resistance of variants to currently available vaccines, on the global economy. Management will continue to monitor the impact to our business, financial condition, results of operations, cash flow, and occupancy. Accordingly, we cannot predict the significance, extent or duration of any adverse impact of the COVID-19 pandemic on our business, financial condition, results of operations, cash flows or occupancy.
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
Our retail properties currently owned consist primarily of necessity retail properties. Our retail performance therefore is generally linked to economic conditions in the market for retail space. The market for retail space could be adversely affected by any of the following:
•weakness in the national, regional and local economies, and declines in consumer confidence which could adversely impact consumer spending and retail sales and in turn tenant demand for space and could lead to increased store closings;
•changes in market rental rates;
•changes in demographics (including the number of households and average household income) surrounding our properties;
•adverse financial conditions for retail, service, medical or restaurant tenants;
•continued consolidation in the retail and grocery sector;
•excess amount of retail space in our markets;
•reduction in the demand by tenants to occupy our properties as a result of increases in e-commerce and alternative distribution channels, which may negatively affect our tenant sales or decrease the square footage our tenants require and could lead to margin pressure on our tenants and store closures;
•the impact of an increase in energy costs on consumers and its consequential effect on the number of shopping visits to our properties;
•a pandemic or other health crisis, such as the outbreak of COVID-19 and any future variants thereof; and
•consequences of any armed conflict involving, or terrorist attack against, the United States.
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
Our real estate business is subject to risks associated with climate change. Climate change could trigger extreme weather and changes in precipitation, temperature, and air quality, all of which may result in physical damage to, or a decrease in demand for, our properties located in the areas affected by these conditions. Further, the assessment of the potential impact of climate change has impacted the activities of government authorities, the pattern of consumer behavior, and other areas that impact the general business environment, including, but not limited to, energy-efficiency measures, water use measures, and land-use practices. The promulgation of policies, laws or regulations relating to climate change by governmental authorities in the U.S. and the markets in which we own real estate may require us to invest additional capital in our properties.
To the extent that climate change impacts changes in weather patterns, our markets could experience increases in extreme weather. For example, a portion of our properties are located in areas that have been impacted by drought and, as such, face the risk of increased water costs and potential fines and/or penalties for high consumption. There can be no assurances that we will successfully mitigate the risk of increased water costs and potential fines and/or penalties for high consumption.
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
In addition, we have acquired, and may continue to acquire, properties in geographic areas where CIM or its affiliates or other real estate programs sponsored by CIM or its affiliates, own properties. If one of these other real estate programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant.
Our officers, certain of our directors and our manager, including its key personnel and officers, face conflicts of interest related to the positions they hold with affiliated and unaffiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns to our stockholders.
Richard S. Ressler, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM Group and is an officer or director of certain of its affiliates, is the vice president of our manager. One of our directors, Avraham Shemesh, who is also a founder and principal of CIM Group and is an officer or director of certain of its affiliates, is the president and treasurer of our manager. Additionally, two of our directors, Jason Schreiber and Emily Vande Krol, are employees of CIM Group. Our chief financial officer, principal accounting officer and treasurer, Nathan D. DeBacker, is a vice president of our manager and is an officer of certain of its affiliates.
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
The officers and affiliates of our manager will try to balance our interests with the interests of CIM and its affiliates and other programs sponsored or operated by CIM, including our manager, our dealer manager, and our property manager, to whom they owe duties. However, to the extent that these persons take actions that are more favorable to other entities than to us, these actions could have a negative impact on our financial performance and, consequently, on distributions to our stockholders and the value of their investments.
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
Our manager faces conflicts of interest relating to joint ventures or other co-ownership arrangements that we may enter into with CIM or its affiliates, or another real estate program sponsored or operated by CIM, which could result in a disproportionate benefit to CIM or its affiliates, or another program sponsored by CIM.
We may enter into joint ventures or co-ownership arrangements (including co-investment transactions) with CIM or its affiliates, or another program sponsored or operated by CIM for the acquisition, development or improvement of properties, as well as the acquisition of real estate-related assets. Since one or more of the officers of our manager are officers of CIM or its affiliates, including CIM and/or the advisors to other real estate programs sponsored by CIM, our manager may face conflicts of interest in determining which real estate program should enter into any particular joint venture or co-ownership arrangement. These persons also may have a conflict in structuring the terms of the relationship between us and any affiliated co-venturer or co-owner, as well as conflicts of interests in managing the joint venture, which may result in the co-venturer or co-owner receiving benefits greater than the benefits that we receive.
In the event we enter into joint venture or other co-ownership arrangements with CIM or its affiliates, or another program sponsored by CIM, our manager and its affiliates may have a conflict of interest when determining when and whether to buy or sell a particular property, or to make or dispose of another real estate-related asset. In addition, if we become listed for trading on a national securities exchange, we may develop more divergent goals and objectives from any affiliated co-venturer or co-owner that is not listed for trading. In the event we enter into a joint venture or other co-ownership arrangement with another real estate program sponsored by CIM or its affiliates, or another real estate investment program sponsored by CIM that has a term shorter than ours, the joint venture may be required to sell its properties earlier than we may desire to sell the properties. Even if the terms of any joint venture or other co-ownership agreement between us and CIM or its affiliates, or another real estate program sponsored by CIM grants us the right of first refusal to buy such properties, we may not have sufficient funds or borrowing capacity to exercise our right of first refusal under these circumstances. We have adopted certain procedures for dealing with potential conflicts of interest as further described in Part I, Item 1. Business — Conflicts of Interest in this Annual Report on Form 10-K.
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
Under its Control Share Acquisition Act, Maryland law also provides that a holder of “control shares” of a Maryland corporation acquired in a “control share acquisition” has no voting rights with respect to such shares except to the extent approved by the corporation’s disinterested stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by interested stockholders, that is, by the acquiror, or officers of the corporation or employees of the corporation who are directors of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock that would entitle the acquiror, directly or indirectly, except solely by virtue of a revocable proxy, to exercise or direct the exercise of voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A “control share acquisition” means the acquisition of control shares. The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction or (b) to acquisitions approved or exempted by the charter or bylaws of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any acquisition of shares of our stock by our sponsor or its affiliates. This provision may be amended or eliminated at any time in the future. If this provision were amended or eliminated, this statute could have the effect of discouraging offers from third parties to acquire us and increasing the difficulty of successfully completing this type of offer by anyone other than our manager or any of its affiliates.
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
The Board determines our major policies, including our policies regarding investments, financing, growth, debt capitalization, REIT qualification and distributions. Our investment policies may change over time. The methods of implementing our investment objectives and strategies also may vary as new real estate development trends emerge and new investment techniques are developed. The Board may amend or revise these and other policies without a vote of our stockholders. As a result, the nature of our stockholders’ investment could change without their consent. Under the Maryland General Corporation Law (“MGCL”), our stockholders generally have a right to vote only on the following:
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
Our stockholders do not have preemptive rights to any shares issued by us in the future. Our charter authorizes 500,000,000 shares of stock, of which 490,000,000 shares are classified as common stock and 10,000,000 shares are classified as preferred stock. Subject to any limitations set forth under Maryland law, our Board may amend our charter from time to time to increase the number of authorized shares of stock, increase or decrease the number of shares of any class or series of stock that we have authority to issue, or classify or reclassify any unissued shares into other classes or series of stock without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our Board. Our stockholders will suffer dilution of their equity investment in us upon future issuances of our capital stock, including in the event that we (1) issue shares pursuant to our Secondary DRIP Offering (unless such stockholders elect to fully participate in the Secondary DRIP Offering), (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of our common stock to our manager, its successors or assigns, in payment of an outstanding fee obligation as set forth under our Management Agreement or (5) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our operating partnership. In addition, the partnership agreement of our operating partnership contains provisions that would allow, under certain circumstances, other entities, including other real estate programs sponsored or operated by CIM, to merge into or cause the exchange or conversion of their interest in that entity for interests of our operating partnership. Because the limited partnership interests of our operating partnership may, in the discretion of our Board, be exchanged for shares of our common stock, any merger, exchange or conversion between our operating partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders.
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
The capital and credit markets have experienced extreme volatility and disruption as a result of the global outbreak of COVID-19 and the emergence of variants thereof. We believe that such volatility and disruption are likely to continue into the foreseeable future. The Federal Reserve has indicated that it will continue to raise interest rates in 2023 to combat inflation. If interest rates remain at an elevated level because of the Federal Reserve’s attempt to combat inflation, it could hinder our ability to obtain new debt financing or refinance our maturing debt on favorable terms or at all or to raise debt and equity capital. Our access to capital will depend upon a number of factors, including:
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
We have incurred indebtedness, and in the future may incur additional indebtedness, that bears interest at a variable rate. The Federal Reserve raised the federal funds rate a total of seven times during 2022 and it is expected that the Federal Reserve may continue to increase the federal funds rate throughout 2023 to, among other things, control inflation. Should the Federal Reserve continue to raise rates in the future, this will likely result in further increases in market interest rates. To the extent that we incur variable rate debt and do not hedge our exposure thereunder, increases in interest rates would increase the amounts payable under such indebtedness, which could reduce our operating cash flows and our ability to pay distributions to our stockholders. In addition, if our existing indebtedness matures or otherwise becomes payable during a period of rising interest rates, we could be required to liquidate one or more of our assets at times that may prevent realization of the maximum return on such assets.

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

We could be subject to a material tax liability if our sales of properties during 2022 are treated as prohibited transactions.
The Code imposes a tax of 100% on net income derived by a REIT from a prohibited transaction, which is generally a sale or other disposition of property held primarily for sale in the ordinary course of a trade or business. Any losses incurred on prohibited transactions may not be used to offset gains from prohibited transactions. The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% tax (the “Safe Harbor”). In general, under the Safe Harbor, a sale of property will not be treated as a sale of dealer property subject to the 100% tax if: (a) the REIT held the property for not less than two years, (b) the aggregate expenditures made by the REIT during the two years preceding the date of sale that are includible in the basis of the property do not exceed 30% of the net selling price, (c) in the case of land or improvements, the REIT has held the property for not less than two years for production of rental income, and (d) one of the following is true: (1) during the taxable year the REIT does not make more than seven sales of property, (2) the aggregate adjusted bases of properties sold during the year does not exceed 10% of the aggregate bases of all of the properties of the REIT at the beginning of the year, (3) the fair market value of properties sold during the year does not exceed 10% of the fair market value of all of the properties of the REIT at the beginning of the year, (4) the aggregate adjusted bases of properties sold during the year does not exceed 20% of the aggregate bases of all of the properties of the REIT at the beginning of the year, provided that the “3-year average adjusted bases percentage” for the taxable year does not exceed 10%, or (5) the fair market value of properties sold during the year does not exceed 20% of the fair market value of all of the properties of the REIT at the beginning of the year, provided that the “3-year average fair market value percentage” for the taxable year does not exceed 10%.
During the year ended December 31, 2022, we sold a total of 134 properties and an outparcel of land (the “2022 Sales”), which, excluding assets sold for a loss, resulted in a tax gain of approximately $138.3 million. Although we held each property for over two years, the sales did not qualify under the Safe Harbor because there were more than seven sales during the year ended December 31, 2022 and the total value and basis of the assets sold exceeded the 10% threshold for the year ended December 31, 2022 and also the 20% limitation with respect to the 3-year average, as discussed above. However, failing to satisfy the Safe Harbor in connection with a particular sale does not necessarily mean that the sale will conclusively be treated as a prohibited transaction. Rather, a sale will be treated as a prohibited transaction only if all of the facts and circumstances establish that the property is held for sale to customers in the ordinary course of business. While we believe that the facts and circumstances establish that the 2022 Sales should not be treated as a prohibited transaction, there can be no assurances that the IRS will agree with that assessment. If the IRS successfully asserts that the 2022 Sales are prohibited transactions, the resulting tax liability of approximately $138.3 million would substantially reduce the amount of cash available for distribution to stockholders.
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
In addition, the Tax Cuts and Jobs Act made significant changes to the U.S. federal income tax rules for taxation of individuals and businesses, generally effective for taxable years beginning after December 31, 2017, including a number of provisions of the Code that affect the taxation of REITs and their stockholders. Among the changes made by the Tax Cuts and Jobs Act are permanently reducing the generally applicable corporate tax rate, generally reducing the tax rate applicable to individuals and other noncorporate taxpayers for tax years beginning after December 31, 2017 and before January 1, 2026, eliminating or modifying certain previously allowed deductions (including substantially limiting interest deductibility and, for individuals, the deduction for non-business state and local taxes), and, for taxable years beginning after December 31, 2017 and before January 1, 2026, providing for preferential rates of taxation through a deduction of up to 20% (subject to certain limitations) on most ordinary REIT dividends and certain trade or business income of non-corporate taxpayers. The Tax Cuts and Jobs Act also imposes new limitations on the deduction of net operating losses and requires us to recognize income for tax purposes no later than when we take it into account on our financial statements, which may result in us having to make additional taxable distributions to our stockholders in order to comply with REIT distribution requirements or avoid taxes on retained income and gains. The Tax Cuts and Jobs Act also made numerous large and small changes to the tax rules that do not affect the REIT qualification rules directly but may otherwise affect us or our stockholders. While the changes in the Tax Cuts and Jobs Act generally appear to be favorable with respect to REITs, the extensive changes to non-REIT provisions in the Code may have unanticipated effects on us or our stockholders. In addition, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) made technical corrections, or temporary modifications, to certain provisions of the Tax Cuts and Jobs Act. Additional changes to tax laws were enacted as part of the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”). Many of the material provisions of the Inflation Reduction Act exempt REITs.
We urge our stockholders to consult with their own tax advisor with respect to the status of the Tax Cuts and Jobs Act, the CARES Act, the Inflation Reduction Act and other legislative, regulatory or administrative developments and proposals and their potential effect on holding our common stock.
In certain circumstances, we may be subject to certain federal, state and local taxes as a REIT, which would reduce our cash available for distribution to our stockholders.
Even if we maintain our status as a REIT, we may be subject to certain federal, state and local taxes. For example, as discussed above, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% excise tax. Additionally, if we are not able to make sufficient distributions to eliminate our REIT taxable income, we may be subject to tax as a corporation on our undistributed REIT taxable income. We may also decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of our operating partnership or at the level of the other entities through which we indirectly own our assets. Any federal, state or local taxes we pay will reduce our cash available for distribution to our stockholders.

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
If (1) we are a “pension-held REIT,” (2) a tax-exempt stockholder has incurred (or is deemed to have incurred) debt to purchase or hold shares of our common stock, (3) a holder of shares of our common stock is a certain type of tax-exempt stockholder, or (4) we directly or indirectly acquire a residual interest in certain mortgage loan securitization structures (i.e., a “taxable mortgage pool”) or a residual interest in a real estate mortgage investment conduit (“REMIC”), dividends on, and gains recognized on the sale of, shares by such tax-exempt stockholder may be subject to U.S. federal income tax as UBTI under the Code.
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
In addition to considering their fiduciary responsibilities under ERISA and the prohibited transaction rules of ERISA and the Code, stockholders that are Benefit Plans and IRAs should consider the effect of the plan assets regulation, U.S. Department of Labor Regulation Section 2510.3-101, as modified by ERISA Section 3(42). To avoid our assets from being considered “plan assets” under the plan assets regulation, we intend to limit “benefit plan investors” from owning 25% or more of the shares of our common stock. However, we cannot assure our stockholders that will be effective in limiting benefit plan investors’ ownership to less than the 25% limit. For example, the limit could be unintentionally exceeded if a benefit plan investor misrepresents its status as a benefit plan investor. If our underlying assets were to be considered “plan assets” of a benefit plan investor subject to ERISA, (i) we would be an ERISA fiduciary and subject to certain fiduciary requirements of ERISA with which it would be difficult for us to comply and (ii) we could be restricted from entering into favorable transactions if the transaction, absent an exemption, would constitute a prohibited transaction under ERISA or the Code. Even if our assets are not considered to be “plan assets,” a prohibited transaction could occur if we or any of our affiliates is a fiduciary (within the meaning of ERISA) of a Benefit Plan or IRA stockholder.
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
•is subject to tax as unrelated business taxable income in the hands of most types of stockholders that are otherwise generally exempt from federal income tax, including qualified employee pension and profit-sharing trusts and individual retirement accounts; and
•results in the application of U.S. federal income tax withholding at the maximum rate (30%), without reduction for any otherwise applicable income tax treaty or other exemption, to the extent allocable to most types of foreign stockholders.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Real Estate Portfolio Information for a discussion of the properties we hold for rental operations and Part IV, Item 15. Exhibits and Financial Statement Schedules — Schedule III — Real Estate and Accumulated Depreciation of this Annual Report on Form 10-K for a detailed listing of such properties.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
As of March 21, 2023, we had approximately 437.4 million shares of common stock outstanding, held by a total of 75,885 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., which serves as our registrar and transfer agent.
There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Unless and until our shares are listed on a national securities exchange, we do not expect that a public market for the shares will develop. Pursuant to the DRIP Offerings, we issue shares of our common stock at the most recently disclosed estimated per share NAV as determined by our Board. As of December 31, 2022, the most recent estimated per share NAV was $6.57 per share, which was established on December 19, 2022 using a valuation date of September 30, 2022.
To assist fiduciaries of tax-qualified pension, stock bonus or profit-sharing plans, employee benefit plans and annuities described in Section 403(a) or (b) of the Code or an individual retirement account or annuity described in Section 408 of the Code subject to the annual reporting requirements of ERISA and IRA trustees or custodians in preparation of reports relating to an investment in the shares, we will publicly disclose and provide reports, as requested, of the per share estimated value of our common stock to those fiduciaries who request such reports. Furthermore, in order for FINRA members and their associated persons to participate in the Initial Offering, we are required pursuant to FINRA Rule 5110 to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, pursuant to FINRA Rule 2231, we are required to publish an updated estimated per share NAV on at least an annual basis. The Board will make decisions regarding the valuation methodology to be employed, who will perform valuations of our assets and the frequency of such valuations; provided, however, that the determination of the estimated per share NAV must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert and must be derived from a methodology that conforms to standard industry practice. The Board established an updated estimated per share NAV on December 19, 2022 of $6.57 per share using a valuation date of September 30, 2022, using a methodology that conformed to standard industry practice. However, as set forth above, there is no public trading market for the shares at this time and stockholders may not receive $6.57 per share if a market did exist. We have not made any adjustments to the valuation of our estimated per share NAV for the impact of other transactions occurring subsequent to December 19, 2022.
In determining the estimated per share NAV as of September 30, 2022, our Board considered information and analysis, including valuation materials that were provided by our independent valuation expert, information provided by CMFT Management, and the estimated per share NAV recommendation made by the audit committee of our Board, which committee is comprised entirely of independent directors. See our Current Report on Form 8-K, filed with the SEC on December 21, 2022, for additional information regarding our independent valuation expert and its valuation materials.
Share Redemption Program
The Board has adopted a share redemption program that enables our stockholders to sell their shares to us in limited circumstances, subject to the conditions and limitations described below.
Our common stock is currently not listed on a national securities exchange. In order to provide stockholders with the benefit of interim liquidity, stockholders may present all, or a portion, of their shares consisting of at least the lesser of (1) 25% of the stockholder’s shares; or (2) a number of shares with an aggregate redemption price of at least $2,500, to us for redemption at any time in accordance with the procedures outlined below. At that time, we may, subject to the conditions and limitations described below, redeem the shares presented for redemption for cash to the extent that we have sufficient funds available to us to fund such redemption. We will not pay to our sponsor, our Board, or our manager or its affiliates any fees to complete any transactions under our share redemption program.
The per share redemption price (other than for shares purchased pursuant to our DRIP and as provided below for redemptions due to a stockholder’s death) depends on the length of time the stockholder has held such shares as follows: after two years from the purchase date, 97.5% of the most recently determined estimated per share NAV; and after three years from the purchase date, 100% of the most recently determined estimated per share NAV. The redemption price for shares purchased pursuant to our DRIP will be 100% of the most recently determined estimated per share NAV. The estimated per share NAV for purposes of our share redemption program as of December 31, 2022 is $6.57 per share, which estimated per share NAV was determined by our Board on December 19, 2022 using a valuation date of September 30, 2022. As a result of our Board’s determination of an updated estimated per share NAV of our shares of common stock on December 19, 2022, the estimated per share NAV of $6.57 as of September 30, 2022 will serve as the most recent estimated per share NAV for purposes of the share redemption program, effective December 21, 2022 until such time as the Board determines a new estimated per share NAV. We have not made any adjustments to the valuation of our estimated per share NAV for the impact of other transactions occurring subsequent to December 19, 2022.
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
We will determine whether we have sufficient funds and/or shares available as soon as practicable after the end of each fiscal quarter, but in any event prior to the applicable payment date. If we cannot purchase all shares presented for redemption in any fiscal quarter, based upon insufficient cash available from DRIP and/or the limit on the number of shares we may redeem during any quarter or year, we will give priority to the redemption of deceased stockholders’ shares and stockholders with exigent circumstances, as determined in our sole discretion and accompanied by such evidentiary documentation as we may request. While the shares of deceased stockholders and stockholders determined to have exigent circumstances will be included in calculating the maximum number of shares that may be redeemed in any annual or quarterly period, they will not be subject to the annual or quarterly percentage caps; therefore, if the volume of requests to redeem deceased stockholders’ shares in a particular quarter were large enough to cause the annual or quarterly percentage caps to be exceeded, even if no other redemption requests were processed, the redemptions of deceased stockholders’ shares would be completed in full, assuming sufficient proceeds from the sale of shares under our DRIP, net of shares redeemed to date, were available. If sufficient proceeds from the sale of shares under our DRIP, net of shares redeemed to date, were not available to pay all such redemptions in full, the requests to redeem deceased stockholders’ shares and, effective as of April 1, 2023, shareholders determined to have exigent circumstances would be honored on a pro rata basis. We next will give priority to requests for full redemption of accounts with a balance of 250 shares or less at the time we receive the request, in order to reduce the expense of maintaining small accounts. Thereafter, we will honor the remaining redemption requests on a pro rata basis. Following such quarterly redemption period, if a stockholder would like to resubmit the unsatisfied portion of the prior request for redemption, such stockholder must submit a new request for redemption of such shares prior to the last day of the new quarter. Unfulfilled requests for redemption will not be carried over automatically to subsequent redemption periods.
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
During the year ended December 31, 2022, we received valid redemption requests under our share redemption program totaling approximately 99.2 million shares, of which we redeemed approximately 4.1 million shares as of December 31, 2022 for $29.7 million (at an average redemption price of $7.20 per share) and approximately 1.6 million shares subsequent to December 31, 2022 for $10.5 million (at an average redemption price of $6.57 per share). The remaining redemption requests relating to approximately 93.5 million shares went unfulfilled. During the year ended December 31, 2021, we received valid redemption requests under our share redemption program totaling approximately 86.2 million shares, of which we redeemed approximately 3.0 million shares as of December 31, 2021 for $22.0 million (at an average redemption price of $7.20 per share) and approximately 1.3 million shares subsequent to December 31, 2021 for $9.4 million (at an average redemption price of $7.20 per share). The remaining redemption requests relating to approximately 81.9 million shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program set forth above. We funded such redemptions with proceeds from our DRIP Offerings and available borrowings. During the years ended December 31, 2022 and 2021, we issued approximately 5.4 million and 3.6 million shares of common stock, respectively, under the DRIP Offerings, for proceeds of $38.9 million and $25.8 million, respectively, which were recorded as redeemable common stock on the consolidated balance sheets, net of any redemptions paid.
In general, we redeem shares on a quarterly basis. During the three-month period ended December 31, 2022, we redeemed shares, including those redeemable due to a stockholder’s death, as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2022 - October 31, 2022	66	$7.20	66	(1)
November 1, 2022 - November 30, 2022	1,342,592	$7.20	1,342,592	(1)
December 1, 2022 - December 31, 2022	12,559	$7.20	12,559	(1)
Total	1,355,217		1,355,217
 ____________________________________

(1)A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Share Redemptions in this Annual Report on Form 10-K, and Note 15 — Stockholders’ Equity — Share Redemption Program to our consolidated financial statements in this Annual Report on Form 10-K for additional share redemption information.
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
For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nondividend distributions. To the extent that we make a distribution in excess of our current or accumulated earnings and profits, the distribution will be a nontaxable return of capital, reducing the tax basis in each U.S. stockholder’s shares. In addition, the amount of distributions in excess of U.S. stockholders’ tax basis in their shares will be taxable as a capital gain realized from the sale of those shares. See Note 16 — Income Taxes to our consolidated financial statements in this Annual Report on Form 10-K for the character of the distributions paid during the years ended December 31, 2022, 2021 and 2020.
The following table shows the distributions declared on a per share basis during the years ended December 31, 2022, 2021 and 2020 (in thousands, except per share data):

Year Ending December 31,	Total Distributions Declared	Distributions Declared per Common Share

2022	$164,526	$0.376
2021	$134,045	$0.364
2020	$119,305	$0.38
ITEM 6.    RESERVED
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our accompanying consolidated financial statements and notes thereto. See also the Cautionary Note Regarding Forward-Looking Statements section preceding Part I of this Annual Report on Form 10-K. For a comparison of the years ended December 31, 2021 and 2020, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Overview
We are a non-traded REIT that seeks to attain attractive risk-adjusted returns and create long term value for its investors by investing in a diversified portfolio of senior secured mortgage loans, creditworthy long-term net-leased property investments and other senior loan and liquid credit investments. Our investment strategy allows us to adapt over time in order to respond to evolving market conditions and to capitalize on investment opportunities that may arise at different points in the economic and real estate investment cycle. Subject to market conditions, we expect to pursue a listing of our common stock on a national securities exchange at such time as our Board determines that such a listing would be in the best interests of our stockholders, though we can provide no assurance that a listing will happen in a particular timeframe or at all.
We were formed on July 27, 2010, and we elected to be taxed, and conduct our operations to qualify, as a REIT for U.S. federal income tax purposes. We have no paid employees and are externally managed by CMFT Management and, with respect to investments in securities and certain other of our investments, our Investment Advisor, each of which is an affiliate of CIM Group, a community-focused real estate and infrastructure owner, operator, lender and developer.

As of December 31, 2022, our loan portfolio consisted of 350 loans with a net book value of $4.0 billion, and investments in real estate-related securities of $576.4 million.
As of December 31, 2022, we owned 380 properties, which consisted of 363 retail properties, nine office properties, and eight industrial properties, representing 25 industry sectors and comprising 10.9 million rentable square feet of commercial space located in 43 states, with a net book value of $2.0 billion. As of December 31, 2022, we owned condominium developments with a net book value of $130.5 million.
In furtherance of our strategy, during the year ended December 31, 2022, we disposed of 134 properties and an outparcel of land, including the two properties previously owned through a consolidated joint venture arrangement (the “Consolidated Joint Venture”), encompassing 11.8 million gross rentable square feet, as further discussed in Note 4 — Real Estate Assets to the consolidated financial statements in this Annual Report on Form 10-K. In addition, on December 29, 2022, certain subsidiaries of the Company entered into the Realty Income Purchase and Sale Agreement to sell 185 single-tenant net lease properties for total consideration of $894.0 million. Subsequent to December 31, 2022, the sale of 151 properties closed under the Realty Income Purchase and Sale Agreement for total consideration of $779.0 million, as further discussed in Note 19 — Subsequent Events to the consolidated financial statements in this Annual Report on Form 10-K. The remaining properties are expected to close in the second quarter of 2023, although no assurances can be made that we will complete the sale of the remaining properties within that timeframe, or at all.
Our operating results and cash flows are primarily influenced by interest income from our credit investments, rental and other property income from our commercial properties, interest expense on our indebtedness and credit investments and operating expenses. In general, our business model is such that rising interest rates will correlate to increases in our net income, while declining interest rates will correlate to decreases in our net income. As of December 31, 2022, 99.3% of our CMBS and loans held-for-investment by carrying value earned a floating rate of interest, primarily indexed to SOFR and U.S. dollar LIBOR, and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. CMFT Management reviews our investment portfolio and is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary. In addition, as 99.2% of our rentable square feet was under lease, including any month-to-month agreements, as of December 31, 2022, with a weighted average remaining lease term of 10.6 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our manager regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, any available credit rating agency reports on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If our manager identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
Recent Developments
Macroeconomic Environment
The year 2022 was characterized by steep declines and significant volatility in global markets, driven by investor concerns over inflation, rising interest rates, slowing economic growth and geopolitical uncertainty. Inflation across many key economies reached generational highs, prompting central banks to take monetary policy tightening actions that have created, and will likely continue to create, headwinds to economic growth. The ongoing war between Russia and Ukraine is also contributing to mounting inflationary pressure.
Inflation has caused the Federal Reserve to continue raising interest rates, which has created further uncertainty for the economy and for our borrowers and tenants. Although the majority of our business model is such that rising interest rates will, all else being equal, correlate to increases in our net income, increases in interest rates may adversely affect our existing borrowers, tenants and owned property values. Additionally, rising rates and increasing costs may dampen consumer spending and slow corporate profit growth, which may negatively impact the collateral underlying certain of our loans and the ability of our tenants to pay rent. While there is debate among economists as to whether such factors indicate that the U.S. has entered, or in the near term will enter, a recession, it remains difficult to predict the full impact of recent changes and any future changes in interest rates or inflation.

Operating Highlights and Key Performance Indicators
2022 Activity
Operating Results:
•Net income attributable to the Company of $143.8 million, or $0.33 per share.
•Declared aggregate distributions of $0.376 per share.
Credit Portfolio Activity:
•Invested $1.3 billion in first mortgage loans and received principal repayments on loans held-for-investment of $172.6 million.
•Invested $179.7 million in liquid corporate senior loans and sold liquid corporate senior loans for an aggregate gross sales price of $61.5 million.
•Invested $558.2 million in CMBS.
•Converted $68.2 million of preferred units into a CRE loan upon maturity.
•Invested $74.8 million in corporate senior loans and received repayments of $17.9 million.
Real Estate Portfolio Activity:
•Disposed of 134 properties and an outparcel of land, including the two properties previously owned through the Consolidated Joint Venture, for an aggregate sales price of $1.7 billion.
•Disposed of condominium units for an aggregate sales price of $40.7 million.
•Entered into the Realty Income Purchase and Sale Agreement to dispose of 185 single-tenant net lease properties for total consideration of approximately $894.0 million.
Financing Activity:
•Increased total debt by $272.5 million.
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
•Paid down the $212.5 million outstanding balance under the CIM Income NAV Credit Facility (as defined below) and terminated the CIM Income NAV Credit Facility.

Portfolio Information
The following table shows the carrying value of our portfolio by investment type as of December 31, 2022 and 2021 (dollar amounts in thousands):

	As of December 31,
	2022			2021
	Asset Count	Carrying Value		Asset Count	Carrying Value
Loan Held-For-Investment
First mortgage loans	29	$3,285,193	48.8%	22	$1,968,585	29.8%
Liquid corporate senior loans	317	701,540	10.4%	295	655,516	9.9%
Corporate senior loans	4	57,165	0.8%	—	—	—%
Less: Current expected credit losses		(42,344)	(0.6)%		(15,201)	(0.2)%
Total loans held-for-investment and related receivable, net	350	4,001,554	59.4%	317	2,608,900	39.5%
Real Estate-Related Securities
CMBS and equity security	21	576,391	8.6%	3	41,981	0.6%
Preferred units	—	—	—%	1	63,490	1.0%
Real Estate
Total real estate assets and intangible lease liabilities, net	380	2,158,874	32.0%	514	3,887,348	58.9%
Total Investment Portfolio	751	$6,736,819	100.0%	835	$6,601,719	100.0%
Credit Portfolio Information
The following table details overall statistics for our credit portfolio as of December 31, 2022 (dollar amounts in thousands):

	CRE Loans (1)	Liquid Corporate Senior Loans	CMBS and Equity Security	Corporate Senior Loans
Number of investments (2)	29	317	21	4
Principal balance	$3,306,411	$708,254	$683,612	$57,918
Net book value	$3,264,841	$680,345	$576,391	$56,368
Unfunded loan commitments	$304,649	$1,425	—	$4,324
Weighted-average interest rate	7.6%	8.0%	8.5%	10.5%
Weighted-average maximum years to maturity (3)	3.6	4.7	2.5	4.6
____________________________________
(1)As of December 31, 2022, 100% of our loans by principal balance earned a floating rate of interest, primarily indexed to U.S. dollar LIBOR and SOFR.
(2)Table does not include our investment in the Unconsolidated Joint Venture (as defined in Note 2 — Summary of Significant Accounting Policies — Investment in Unconsolidated Entities to the consolidated financial statements in this Annual Report on Form 10-K), which had a carrying value of $100.6 million as of December 31, 2022.
(3)Maximum maturity date assumes all extension options are exercised by the borrower; however, our CRE loans may be repaid prior to such date.

As of December 31, 2022, our CRE loans had the following characteristics based on carrying values:

Collateral Property Type	As of December 31, 2022
Office	$1,889,630	57.5%
Mixed Use	67,260	2.0%
Multifamily	1,122,755	34.2%
Retail	64,603	2.0%
Industrial	80,368	2.5%
Self Storage	60,577	1.8%
	$3,285,193	100.0%

Geographic Location	As of December 31, 2022
South	$1,365,357	41.6%
West	1,167,579	35.5%
East	726,647	22.1%
Midwest	25,610	0.8%
	$3,285,193	100.0%
Real Estate Portfolio Information
As of December 31, 2022, we owned 380 properties located in 43 states, the gross rentable square feet of which was 99.2% leased, including any month-to-month agreements, with a weighted average lease term remaining of 10.6 years. During the year ended December 31, 2022, we disposed of 134 properties and an outparcel of land, including the two properties previously owned through the Consolidated Joint Venture, for an aggregate gross sales price of $1.7 billion. Additionally, during the year ended December 31, 2022, we sold condominium units for an aggregate gross sales price of $40.7 million.
The following table shows the property statistics of our real estate assets as of December 31, 2022 and 2021:

	As of December 31,
	2022	2021
Number of commercial properties	380	514
Rentable square feet (in thousands) (1)	10,935	22,720
Percentage of rentable square feet leased	99.2%	94.2%
Percentage of investment-grade tenants (2)	39.4%	37.4%
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
The following table summarizes our real estate acquisition activity during the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Commercial properties acquired	—	115
Purchase price of acquired properties (in thousands)	$—	$911,262
Rentable square feet (in thousands) (1)	—	5,124
____________________________________
(1)     Includes square feet of buildings on land parcels subject to ground leases.

The following table shows the tenant diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2022:

			2022	2022	Percentage of
	Total	Leased	Annualized	Annualized	2022
	Number	Square Feet	Rental Income	Rental Income	Annualized
Tenant	of Leases (1)	(in thousands) (2)	(in thousands)	per Square Foot (2)	Rental Income
Lowe’s	16	2,071	$14,087	$6.80	9%
CVS	43	539	11,740	21.78	7%
United Oil	4	64	10,928	170.75	7%
Walgreens	25	368	8,756	23.79	5%
Cabela’s	1	403	7,198	17.86	5%
Bob Evans	3	190	6,866	36.14	4%
LA Fitness	5	208	4,417	21.24	3%
Tractor Supply	16	312	4,193	13.44	3%
Wal-Mart	4	440	4,043	9.19	3%
Republic Services	1	134	3,543	26.44	2%
Other	172	6,123	82,320	13.44	52%
	290	10,852	$158,091	$14.57	100%
____________________________________
(1)     Includes leases which are master lease agreements.
(2)     Includes square feet of the buildings on land parcels subject to ground leases.
The following table shows the tenant industry diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2022:

			2022	2022	Percentage of
	Total	Leased	Annualized	Annualized	2022
	Number	Square Feet	Rental Income	Rental Income	Annualized
Industry	of Leases (1)	(in thousands) (2)	(in thousands)	per Square Foot (2)	Rental Income
Health and Personal Care Stores	70	927	$20,918	$22.57	13%
Sporting Goods, Hobby, and Musical Instrument Stores	14	1,154	15,551	13.48	10%
Grocery Stores	23	1,278	14,458	11.31	9%
Building Material and Supplies Dealers	16	2,071	14,087	6.80	9%
Gasoline Stations	12	95	13,295	139.95	8%
Manufacturing	10	1,271	12,545	9.87	8%
General Merchandise Stores, including Warehouse Clubs and Superstores	34	1,068	10,697	10.02	7%
Automotive Repair and Maintenance	15	444	9,471	21.33	6%
Restaurants and Other Eating Places	16	244	9,216	37.77	6%
Arts, Entertainment, and Recreation	7	318	5,970	18.77	4%
Other	73	1,982	31,883	16.09	20%
	290	10,852	$158,091	$14.57	100%
____________________________________
(1)     Includes leases which are master lease agreements.
(2)     Includes square feet of the buildings on land parcels subject to ground leases.

The following table shows the geographic diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2022:

			2022	2022	Percentage of
	Total	Rentable	Annualized	Annualized	2022
	Number of	Square Feet	Rental Income	Rental Income	Annualized
Location	Properties	(in thousands) (1)	(in thousands)	per Square Foot (1)	Rental Income
Ohio	38	1,501	$18,470	$12.31	12%
California	44	147	12,168	82.78	8%
Texas	44	680	11,888	17.48	7%
Illinois	17	906	10,524	11.62	7%
Florida	19	741	9,796	13.22	6%
Wisconsin	12	939	9,707	10.34	6%
Georgia	10	737	8,663	11.75	5%
Michigan	14	463	6,601	14.26	4%
Virginia	16	368	5,921	16.09	4%
New Jersey	7	257	5,657	22.01	4%
Other	159	4,196	58,696	13.99	37%
	380	10,935	$158,091	$14.46	100%
____________________________________
(1)     Includes square feet of the buildings on land parcels subject to ground leases.
The following table shows the property type diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2022:

			2022	2022	Percentage of
	Total	Rentable	Annualized	Annualized	2022
	Number of	Square Feet	Rental Income	Rental Income	Annualized
Property Type	Properties	(in thousands) (1)	(in thousands)	per Square Foot (1)	Rental Income
Retail	363	8,705	$132,197	$15.19	84%
Office	9	1,106	19,193	17.35	12%
Industrial	8	1,124	6,701	5.96	4%
	380	10,935	$158,091	$14.46	100%
____________________________________
(1)     Includes square feet of the buildings on land parcels subject to ground leases.
Leases
Although there are variations in the specific terms of the leases of our properties, the following is a summary of the general structure of our current leases. Generally, the leases of the properties acquired provide for initial terms of ten or more years and provide the tenant with one or more multi-year renewal options, subject to generally the same terms and conditions as the initial lease term. Certain leases also provide that in the event we wish to sell the property subject to that lease, we first must offer the lessee the right to purchase the property on the same terms and conditions as any offer which we intend to accept for the sale of the property. The properties are generally leased under net leases pursuant to which the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance, while certain of the leases require us to maintain the roof, structure and parking areas of the building. Additionally, certain leases provide for increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume. The leases of the properties provide for annual rental payments (payable in monthly installments) ranging from $47,000 to $3.5 million (average of $420,000). Certain leases provide for limited increases in rent as a result of fixed increases or increases in the consumer price index.

The following table shows lease expirations of our real estate portfolio, as of December 31, 2022, during each of the next ten years and thereafter, assuming no exercise of renewal options:

			2022
	Total	Leased	Annualized	2022	Percentage of
	Number	Square Feet	Rental Income	Annualized	2022
	of Leases	Expiring	Expiring	Rental Income	Annualized
Year of Lease Expiration	Expiring (1)	(in thousands) (2)	(in thousands)	per Square Foot (2)	Rental Income
2023	5	113	$2,232	$19.75	1%
2024	19	450	4,880	10.84	3%
2025	12	472	5,034	10.67	3%
2026	6	439	5,424	12.36	3%
2027	6	434	5,400	12.44	3%
2028	8	246	3,355	13.64	2%
2029	17	317	7,046	22.23	5%
2030	16	202	4,882	24.17	3%
2031	36	1,864	17,423	9.35	11%
2032	26	1,289	19,823	15.38	13%
Thereafter	139	5,026	82,592	16.43	53%
	290	10,852	$158,091	$14.57	100%
____________________________________
(1)     Includes leases which are master lease agreements.
(2)     Includes square feet of the buildings on land parcels subject to ground leases.
The following table shows the economic metrics of our real estate assets as of and for the years ended December 31, 2022 and 2021:

	2022	2021
Economic Metrics
Weighted-average lease term (in years) (1)	10.6	8.6
Lease rollover (1)(2):
Annual average	2.9%	6.2%
Maximum for a single year	3.4%	8.7%
____________________________________
(1)Based on annualized rental income of our real estate portfolio as of December 31, 2022 and 2021.
(2)Through the end of the next five years as of the respective reporting date.
Results of Operations
Overview
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate in general, such as inflation and rising interest rates, that may reasonably be expected to have a material impact on our results from the acquisition, management and operation of properties other than those listed in Part I, Item 1A. Risk Factors.
For a comparison of the years ended December 31, 2021 and 2020, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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
Comparison of the Years Ended December 31, 2022 and 2021
The following table reconciles net income, calculated in accordance with GAAP, to net operating income (dollar amounts in thousands):

	Total
	For the Year Ended December 31,
	2022	2021	Change
Net income	$143,866	$86,490	$57,376
Loss on extinguishment of debt	19,644	4,895	14,749
Interest expense and other, net	156,539	83,899	72,640
Unrealized loss on equity security	15,117	—	15,117
Gain on investment in unconsolidated entities	(11,952)	(606)	(11,346)
Operating income	323,214	174,678	148,536

Merger-related expenses, net	—	1,404	(1,404)
Gain on disposition of real estate and condominium developments, net	(121,902)	(83,045)	(38,857)
Increase in provision for credit losses	29,476	2,881	26,595
Real estate impairment	32,321	18,078	14,243
Depreciation and amortization	70,606	95,190	(24,584)
Transaction-related expenses	534	315	219
Management fees	52,564	47,020	5,544
Expense reimbursements to related parties	16,567	11,624	4,943
General and administrative expenses	15,364	15,078	286
Interest income	(238,757)	(70,561)	(168,196)
Net operating income	$179,987	$212,662	$(32,675)
Our operating segments include credit and real estate. Refer to Note 18 — Segment Reporting to our consolidated financial statements in this Annual Report on Form 10-K for further discussion of our operating segments.
Credit Segment
Interest Income
The increase in interest income of $168.2 million for the year ended December 31, 2022, compared to the year ended December 31, 2021, was due to an increase in the overall size of our investment portfolio. As of December 31, 2022, we held $4.6 billion in credit investments compared to $2.7 billion in credit investments as of December 31, 2021.

Interest Expense and Other, net
Interest expense and other, net also includes amortization of deferred financing costs.
The increase in interest expense and other, net of $72.6 million for the year ended December 31, 2022, compared to the year ended December 31, 2021, was primarily due to an increase in the average aggregate amount of debt outstanding from $2.8 billion as of December 31, 2021 to $4.3 billion as of December 31, 2022 as a result of entering into and upsizing additional repurchase agreements and assuming the credit agreement with JPMorgan Chase Bank, N.A., which provided for borrowings of up to $425.0 million (the “CIM Income NAV Credit Facility”) as part of the merger with CIM Income NAV, Inc. (the “CIM Income NAV Merger”) on December 16, 2021. The change was also driven by an increase in the Company’s weighted average interest rate from 2.6% as of December 31, 2021 to 5.6% as of December 31, 2022.
Increase in Provision for Credit Losses
The increase in provision for credit losses of $26.6 million during the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily due to the increased number of loan investments entered into during the year ended December 31, 2022, as compared to the year ended December 31, 2021.
Unrealized Loss on Equity Security
The increase in unrealized loss on equity security of $15.1 million during the year ended December 31, 2022, as compared to the year ended December 31, 2021, was due to capital market volatility driven by high inflation and escalating interest rates throughout 2022 following our acquisition of the equity security in connection with the RTL Purchase and Sale Agreement during the first quarter of 2022.
Real Estate Segment
A total of 300 properties were acquired before January 1, 2021 and represent our “same store” properties during the years ended December 31, 2022 and 2021. “Non-same store” properties, for purposes of the table below, includes properties acquired or disposed of on or after January 1, 2021.
The following table details the components of net operating income broken out between same store and non-same store properties (dollar amounts in thousands):

	Total			Same Store			Non-Same Store (1)
	For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,
	2022	2021	Change	2022	2021	Change	2022	2021	Change
Rental and other property income	$213,389	$295,164	$(81,775)	$117,053	$115,977	$1,076	$96,336	$179,187	$(82,851)

Property operating expenses	20,790	47,559	(26,769)	3,225	3,179	46	17,565	44,380	(26,815)
Real estate tax expenses	12,612	34,943	(22,331)	3,842	4,259	(417)	8,770	30,684	(21,914)
Total property operating expenses	33,402	82,502	(49,100)	7,067	7,438	(371)	26,335	75,064	(48,729)

Net operating income	$179,987	$212,662	$(32,675)	$109,986	$108,539	$1,447	$70,001	$104,123	$(34,122)
____________________________________
(1)     Includes condominium and rental units acquired via foreclosure during the year ended December 31, 2021.
Loss on Extinguishment of Debt
The increase in loss on extinguishment of debt of $14.7 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily due to the increased terminations of certain mortgage notes in connection with the disposition of the underlying properties during the year ended December 31, 2022, as compared to the year ended December 31, 2021.
Gain on Investment in Unconsolidated Entities
The increase in gain on investment in unconsolidated entities of $11.3 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was due to the Company’s investments in CIM UII Onshore and NP JV Holdings (each as defined in Note 2 — Summary of Significant Accounting Policies — Investment in Unconsolidated Entities to the consolidated financial statements in this Annual Report on Form 10-K), in the fourth quarter of 2021.

Merger-Related Expenses, Net
The decrease in merger-related expenses, net of $1.4 million during the year ended December 31, 2022, as compared to the year ended December 31, 2021, was due to the expenses incurred related to the CIM Income NAV Merger during the year ended December 31, 2021.
Gain on Disposition of Real Estate and Condominium Developments, Net
The increase in gain on disposition of real estate and condominium developments, net of $38.9 million during the year ended December 31, 2022, as compared to the year ended December 31, 2021, was due to the disposition of 134 properties and one outparcel of land for a gain of $117.8 million and the disposition of condominium units for a gain of $4.1 million during the year ended December 31, 2022, compared to the disposition of 117 properties for a gain of $77.2 million and the disposition of condominium units for a gain of $5.9 million during the year ended December 31, 2021.
Real Estate Impairment
The increase in real estate impairments of $14.2 million during the year ended December 31, 2022, as compared to the year ended December 31, 2021, was due to certain condominium units and 23 properties that were deemed to be impaired, resulting in impairment charges of $32.3 million during the year ended December 31, 2022, compared to certain condominium units and 12 properties that were deemed to be impaired, resulting in impairment charges of $18.1 million during the year ended December 31, 2021.
Depreciation and Amortization
The decrease in depreciation and amortization expenses of $24.6 million during the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily due to the disposition of 134 properties subsequent to December 31, 2021, partially offset by the acquisition of 115 properties through the CIM Income NAV Merger that closed in December 2021.
Transaction-Related Expenses
The increase in transaction-related expenses of $219,000 during the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily due to escrow holdbacks that were deemed uncollectible during the year ended December 31, 2022 and were therefore written off. No such write-offs occurred during the year ended December 31, 2021.
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
The increase in management fees of $5.5 million during the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily due to increased equity from the issuance of common stock in connection with the CIM Income NAV Merger that closed in December 2021.
Net Operating Income
Same store property net operating income increased $1.4 million during the year ended December 31, 2022, as compared to the year ended December 31, 2021. The increase was primarily due to amended lease agreements increasing rent, coupled with a decrease in real estate taxes primarily due to lower assessed values at certain properties and a change in payment terms on select properties.

Non-same store property net operating income decreased $34.1 million during the year ended December 31, 2022, as compared to the year ended December 31, 2021. The decrease is primarily due to the disposition of 117 properties during the year ended December 31, 2021 and the disposition of 134 properties during the year ended December 31, 2022, 99 of which were acquired prior to 2021. The decrease is partially offset by an increase in net operating income due to the acquisition of 115 properties in connection with the CIM Income NAV Merger that closed in December 2021.
Corporate/Other Segment
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
The increase in expense reimbursements to related parties of $4.9 million during the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily due to increased operating expense reimbursements due to CMFT Management, primarily as a result of increased allocated payroll resulting from increased portfolio activity.
General and Administrative Expenses
The primary general and administrative expense items are legal and accounting fees, banking fees and transfer agency and board of directors costs.
General and administrative expenses remained relatively consistent during the year ended December 31, 2022, as compared to the year ended December 31, 2021.
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
From April 20, 2020 through March 24, 2021, the Board determined the amount and timing of distributions on a monthly, instead of a quarterly, basis. On March 25, 2021, the Board resumed declaring distributions on a quarterly basis, which are paid out on a monthly basis.
Since April 2020, our Board authorized the following monthly distribution amounts per share, payable to stockholders as of the record date for the applicable month, for the periods indicated below:

Period Commencing	Period Ending	Monthly Distribution Amount
April 2020	May 2020	$0.0130
June 2020	June 2020	$0.0161
July 2020	July 2020	$0.0304
August 2020	December 2021	$0.0303
January 2022	September 2022	$0.0305
October 2022	December 2022	$0.0339
January 2023	June 2023	$0.0350
As of December 31, 2022, we had distributions payable of $14.8 million.

The following table presents distributions and source of distributions for the periods indicated below (dollar amounts in thousands):

	Year Ended December 31,
	2022		2021
	Amount	Percent	Amount	Percent
Distributions paid in cash	$124,038	76%	$105,978	80%
Distributions reinvested	38,912	24%	25,784	20%
Total distributions	$162,950	100%	$131,762	100%
Source of distributions:
Net cash provided by operating activities (1)	$162,950	100%	$131,762	100%
Total sources	$162,950	100%	$131,762	100%
____________________________________
(1)Net cash provided by operating activities for the years ended December 31, 2022 and 2021 was $178.7 million and $148.2 million, respectively.
Share Redemptions
In connection with the mergers with Cole Office & Industrial REIT (CCIT III), Inc. and Cole Credit Property Trust V, Inc. (the “CCIT III and CCPT V Mergers”), our Board suspended our share redemption program on August 30, 2020, and therefore, no shares were redeemed from our stockholders after that date until March 25, 2021, when our Board reinstated the share redemption program, effective April 1, 2021. During the year ended December 31, 2022, we received valid redemption requests under our share redemption program totaling approximately 99.2 million shares, of which we redeemed approximately 4.1 million shares as of December 31, 2022 for $29.7 million (at an average redemption price of $7.20 per share) and approximately 1.6 million shares subsequent to December 31, 2022 for $10.5 million (at an average redemption price of $6.57 per share). The remaining redemption requests relating to approximately 93.5 million shares went unfulfilled. During the year ended December 31, 2021, we received valid redemption requests under our share redemption program totaling approximately 86.2 million shares, of which we redeemed approximately 3.0 million shares as of December 31, 2021 for $22.0 million (at an average redemption price of $7.20 per share) and approximately 1.3 million shares subsequent to December 31, 2021 for $9.4 million (at an average redemption price of $7.20 per share). The remaining redemption requests relating to approximately 81.9 million shares went unfulfilled.
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
Sources of Liquidity
Our primary sources of liquidity include cash and cash equivalents and available borrowings under our debt facilities, which are set forth in the following table (in thousands):

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$118,978	$107,381
Unused borrowing capacity (1)	513,121	549,811
	$632,099	$657,192
____________________________________
(1)Subject to borrowing availability.

See Note 10 — Repurchase Facilities, Notes Payable and Credit Facilities to our consolidated financial statements in this Annual Report on Form 10-K for additional details regarding our repurchase facilities, notes payable and credit facilities. The following table details our outstanding financing arrangements and borrowing capacity as of December 31, 2022 (in thousands):

	Portfolio Financing Outstanding Principal Balance	Maximum Capacity (1)
Notes payable – fixed rate debt	$36,538	$36,538
Notes payable – variable rate debt	465,517	485,519
First lien mortgage loan	121,940	121,940
ABS mortgage notes	763,035	763,035
Credit facilities	738,500	850,000
Repurchase facilities	2,318,381	2,700,000	(2)
Total portfolio financing	$4,443,911	$4,957,032
___________________________________
(1)Subject to borrowing availability.
(2)Facilities under the Master Repurchase Agreement with J.P. Morgan Securities LLC carry no maximum facility size.
Capital Resources
Our principal demands for funds will be for the acquisition or origination of credit investments and real estate, and the payment of tenant improvements, acquisition-related expenses, operating expenses, distributions, redemptions and interest and principal on current and any future debt financings, including principal repayments of $531.1 million within the next 12 months, $258.0 million of which has a rolling term that resets monthly, as further discussed in Note 10 — Repurchase Facilities, Notes Payable and Credit Facilities to our consolidated financial statements in this Annual Report on Form 10-K. Additionally, subsequent to December 31, 2022, the Company entered into a new financing facility with Ally Bank that provides up to an initial amount of $300.0 million in financing, as further discussed in Note 19 — Subsequent Events to our consolidated financial statements in this Annual Report on Form 10-K.
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
Contractual Obligations
As of December 31, 2022, we had debt outstanding with a carrying value of $4.4 billion and a weighted average interest rate of 5.6%. See Note 10 — Repurchase Facilities, Notes Payable and Credit Facilities to our consolidated financial statements in this Annual Report on Form 10-K for certain terms of our debt outstanding.

Our contractual obligations as of December 31, 2022 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments — fixed rate debt	$36,538	$448	$36,090	$—	$—
Principal payments — variable rate debt	465,517	—	41,998	377,679	45,840
Principal payments — first lien mortgage loan	121,940	121,940	—	—	—
Principal payments — ABS mortgage notes	763,035	4,515	—	—	758,520
Principal payments — credit facilities	738,500	—	205,000	533,500	—
Principal payments — repurchase facilities	2,318,381	404,240	1,914,141	—	—
Interest payments (2)	788,218	229,941	364,404	141,310	52,563
Total	$5,232,129	$761,084	$2,561,633	$1,052,489	$856,923
____________________________________
(1)The table does not include amounts due to CMFT Management or its affiliates pursuant to our Management Agreement because such amounts are not fixed and determinable. The table also does not include $310.4 million of unfunded commitments related to our existing CRE loans held-for-investment, corporate senior loans held-for-investment and liquid corporate senior loans and $112.6 million of unfunded commitments related to the NewPoint JV (as defined in Note 2 — Summary of Significant Accounting Policies — Investment in Unconsolidated Entities to the consolidated financial statements in this Annual Report on Form 10-K), which are subject to the satisfaction of borrower milestones. In addition, the table does not include $19.8 million of unsettled liquid corporate senior loan acquisitions, which is included in cash and cash equivalents on the accompanying consolidated balance sheet.
(2)Interest payments on the variable rate debt, first lien mortgage loan, credit facilities and repurchase facilities have been calculated based on outstanding balances as of December 31, 2022 through their respective maturity dates. This is only an estimate as actual amounts borrowed and interest rates could vary over time.
We expect to incur additional borrowings in the future to acquire additional properties and credit investments. There is no limitation on the amount we may borrow against any single improved property. As of December 31, 2022, our ratio of debt to total gross assets net of gross intangible lease liabilities was 62.7%.
Cash Flow Analysis
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Operating Activities. Net cash provided by operating activities increased by $30.5 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The increase was primarily due to net increases in credit investments of $1.9 billion driving higher interest income and the acquisition of 115 properties in connection with the CIM Income NAV Merger that closed in December 2021, partially offset by the disposition of 134 properties during the year ended December 31, 2022. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities decreased by $892.7 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The change was primarily due to a decrease in the net investment in loans held-for-investment of $457.8 million, a decrease in the net investment in unconsolidated entities of $67.1 million, and an increase in proceeds from disposition of real estate assets of $801.6 million as a result of 134 property dispositions during the year ended December 31, 2022, compared to 117 property dispositions during the year ended December 31, 2021. This change was partially offset by an increase in the net investment of real estate-related securities of $476.6 million.
Financing Activities. Net cash provided by financing activities decreased by $906.6 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The change was primarily due to a decrease in net proceeds on the repurchase facilities, notes payable and credit facilities of $893.5 million, coupled with an increase in redemptions of common stock of $17.3 million due to the reinstatement of the share redemption program on April 1, 2021 and increased distributions to stockholders of $18.1 million. The change was partially offset by a $17.3 million decrease in deferred financing costs paid as a result of a reduced amount of debt agreements entered into during the year ended December 31, 2022 as compared to the year ended December 31, 2021.

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
Inflation
We are exposed to inflation risk as income from long-term leases is one of the main sources of our cash flows from operations. There are, and we expect that there will continue to be, provisions in many of our tenant leases that are intended to protect us from, and mitigate the risk of, the impact of inflation. These provisions include rent steps and clauses enabling us to receive payment of additional rent calculated as a percentage of the tenant’s gross sales above pre-determined thresholds. In addition, most of our leases require the tenant to pay all or a majority of the property’s operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance and building repairs. However, because of the long-term nature of leases for real property, such leases may not reset frequently enough to adequately offset the effects of inflation.
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
Conflicts of Interest
Richard S. Ressler, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM Group and is an officer/director of certain of its affiliates, is the vice president of our manager. One of our directors, Avraham Shemesh, who is also a founder and principal of CIM Group and is an officer/director of certain of its affiliates, is the president and treasurer of our manager. Additionally, two of our directors, Jason Schreiber and Emily Vande Krol, are employees of CIM Group. Nathan D. DeBacker, our chief financial officer, principal accounting officer and treasurer, is a vice president of our manager and is an officer of certain of its affiliates. As such, there may be conflicts of interest where CMFT Management or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for CIM or another program sponsored or operated by affiliates of our manager, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management, among others. The compensation arrangements between affiliates of CMFT Management and these other real estate programs sponsored or operated by affiliates of our manager could influence the advice provided to us. See Part I, Item 1. Business — Conflicts of Interest of this Annual Report on Form 10-K.
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
Current Expected Credit Losses
The current expected credit loss is our current estimate of potential credit losses related to our loans held-for-investment. We estimate our CECL reserve for our senior loans and mezzanine loans primarily using the Weighted Average Remaining Maturity method, which has been identified as an acceptable method for estimating CECL reserves in the Financial Accounting Standards Board Staff Q&A Topic 326, No. 1. For our liquid corporate senior loans and corporate senior loans, we use a probability of default and loss given default method. The risks and uncertainties involved in applying the principles related to CECL reserves include, but are not limited to, the following:
•     The historical loan loss data used in estimating our CECL reserve. To estimate the historical loan losses relevant to our portfolio, we have utilized historical loan performance with market loan loss data from 1998 through 2022. Within this database, we focused on the applicable subset of available loan data, which we determined based on loan metrics that are most comparable to our loan portfolio including asset type, loan structure, credit rating and years to maturity;

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
•The expectations of performance and market conditions. Our CECL reserve is adjusted to reflect our estimation of the current and future economic conditions that impact the performance of the commercial real estate assets securing our loans. These estimations include unemployment rates, interest rates, inflation, and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for our loans during their anticipated term. In addition to the CRE data we have licensed from Trepp LLC, we have also licensed certain macroeconomic financial forecasts to inform our view of the potential future impact that broader economic conditions may have on our loan portfolio’s performance. We may also incorporate information from other sources, including information and opinions available to our Investment Advisor, to further inform these estimations. This process requires significant judgments about future events that, while based on the information available to us as of the balance sheet date, are ultimately indeterminate and the actual economic condition impacting our portfolio could vary significantly from the estimates we made as of December 31, 2022.
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
As of December 31, 2022, we had an aggregate of $3.5 billion of variable rate debt, excluding any debt subject to interest rate swap agreements and interest rate cap agreements, and therefore, we are exposed to interest rate changes in LIBOR and SOFR. As of December 31, 2022, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $17.4 million per year.
As of December 31, 2022, we had two interest rate cap agreements outstanding, which had maturity dates ranging from July 2023 through October 2023, with an aggregate notional amount of $712.0 million and an aggregate fair value of the net derivative asset of $5.0 million. The fair value of these interest rate cap agreements is dependent upon existing market interest rates and spreads. As of December 31, 2022, an increase of 50 basis points in interest rates would result in a change of $1.8 million to the fair value of the net derivative asset, resulting in a net derivative asset of $6.8 million. A decrease of 50 basis points in interest rates would result in a $1.8 million change to the fair value of the net derivative asset, resulting in a net derivative asset of $3.2 million.
As the information presented above includes only those exposures that existed as of December 31, 2022, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs and assume no other changes in our capital structure.
In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified SOFR as its preferred alternative to U.S. dollar LIBOR in derivatives and other financial contracts. On December 31, 2021, the FCA ceased publishing one week and two-month LIBOR, and the FCA intends to cease publishing all remaining LIBOR after June 30, 2023. This announcement has several implications, including setting the spread that may be used to automatically convert contracts from LIBOR to SOFR. The Company anticipates that LIBOR will continue to be available at least until June 30, 2023. Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.
We have an interest rate cap agreement maturing in July 2023, as further discussed above, that is indexed to LIBOR. As such, we are monitoring and evaluating the related risks, which include interest on loans or amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative reference rate may be challenging, especially if we cannot agree with the respective counterparty about how to make the transition.
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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2022.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2022 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2022, were effective at a reasonable assurance level.
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
Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
Amended and Restated Management Agreement and Amended Bylaws
On March 24, 2023, the Company and CMFT Management entered into the second amended and restated management agreement (the “Amended Management Agreement”), which amended the Management Agreement between the parties dated August 20, 2019. The amendments include a change to the definition of “Equity” to include equity securities and clarifications to the language regarding reimbursements to include the Company’s allocable share of the cost per employee for the Company’s chief financial officer. The foregoing description of the Amended Management Agreement does not purport to be complete and is qualified in its entirety by the full text of the Amended Management Agreement, which is attached hereto as Exhibit 10.1 to this Annual Report on Form 10-K and is incorporated herein by reference.
On March 22, 2023, our Board approved and adopted our Second Amended and Restated Bylaws (as so amended and restated, the “Amended Bylaws”) to, among other things, update provisions relating to stockholder meetings to ensure compliance with federal proxy rules, including Rule 14a-19 under the Exchange Act. The Amended Bylaws became effective upon adoption by our Board.

The Amended Bylaws include the following amendments, among other updates:
•Amend language to ensure that any stockholder casting a vote by proxy complies with Maryland law and our Amended Bylaws;
•Reflect the requirement that any stockholder directly or indirectly soliciting proxies from other stockholders must use a proxy card color other than white, with the white proxy card being reserved for exclusive use by our Board;
•Update the provisions related to the information required to be included in a stockholder’s notice of nomination of individuals for election as a director and the information required to be included in any notice of other business that the stockholder proposes to bring before a meeting;
•Require a stockholder submitting a director nomination to make a written undertaking that such stockholder intends to solicit the holders of shares of our stock representing at least 67% of the voting power of shares of stock entitled to vote on the election of directors in support of the director nomination;
•Update the accompanying certifications made by a stockholder submitting a notice of nomination of an individual for election as a director;
•Clarify that a stockholder may not nominate more individuals than there are directors to be elected or substitute or replace a proposed director nominee without compliance with the requirements for nomination in the Amended Bylaws, including compliance with any applicable deadlines; and
•Reflect that we will disregard any proxy authority granted in favor of, or votes for, any proposed director nominee if the stockholder soliciting proxies in support of such proposed director nominee abandons the solicitation or does not comply with Rule 14a-19 under the Exchange Act.
The amendments also include various conforming and technical changes, including updates to provisions relating to virtual meetings to align with changes to the MGCL statutory language.
The foregoing description of the Amended Bylaws does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Amended Bylaws, a copy of which is filed as Exhibit 3.2 to this Annual Report on Form 10-K, and is incorporated herein by reference.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be presented in our definitive proxy statement for our 2023 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item will be presented in our definitive proxy statement for our 2023 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be presented in our definitive proxy statement for our 2023 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be presented in our definitive proxy statement for our 2023 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will be presented in our definitive proxy statement for our 2023 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements
The list of the consolidated financial statements contained herein is set forth on page F-1 hereof.
Financial Statement Schedules
Schedule III – Real Estate Assets and Accumulated Depreciation is set forth beginning on page S-1 hereof.
Schedule IV – Mortgage Loans on Real Estate is set forth beginning on page S-13 hereof.
All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.
Exhibits
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2022 (and are numbered in accordance with Item 601 of Regulation S-K).

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of August 30, 2020, by and among CIM Real Estate Finance Trust, Inc., Thor II Merger Sub, LLC and Cole Office & Industrial REIT (CCIT II), Inc.	8-K	000-54939	2.1	8/31/2020
2.1.1	Amendment to Agreement and Plan of Merger, dated as of October 22, 2020, by and among CIM Real Estate Finance Trust, Inc., Thor II Merger Sub, LLC and Cole Office & Industrial REIT (CCIT II), Inc.	8-K	000-54939	2.3	10/28/2020
2.1.2	Amendment to Agreement and Plan of Merger, dated as of October 24, 2020, by and among CIM Real Estate Finance Trust, Inc., Thor II Merger Sub, LLC and Cole Office & Industrial REIT (CCIT II), Inc.	8-K	000-54939	2.4	10/28/2020
2.2	Agreement and Plan of Merger, dated as of August 30, 2020, by and among CIM Real Estate Finance Trust, Inc., Thor III Merger Sub, LLC and Cole Office & Industrial REIT (CCIT III), Inc.	8-K	000-54939	2.2	8/31/2020
2.2.1	Amendment No. 1 to Agreement and Plan of Merger, dated as of November 3, 2020, by and among CIM Real Estate Finance Trust, Inc., Thor III Merger Sub, LLC and Cole Office & Industrial REIT (CCIT III), Inc.	8-K	000-54939	2.1	11/4/2020
2.3	Agreement and Plan of Merger, dated as of August 30, 2020, by and among CIM Real Estate Finance Trust, Inc., Thor V Merger Sub, LLC and Cole Credit Property Trust V, Inc.	8-K	000-54939	2.3	8/31/2020
2.3.1	Amendment to Agreement and Plan of Merger, dated as of October 22, 2020, by and among CIM Real Estate Finance Trust, Inc., Thor V Merger Sub, LLC and Cole Credit Property Trust V, Inc.	8-K	000-54939	2.1	10/28/2020
2.3.2	Amendment to Agreement and Plan of Merger, dated as of October 24, 2020, by and among CIM Real Estate Finance Trust, Inc., Thor V Merger Sub, LLC and Cole Credit Property Trust V, Inc.	8-K	000-54939	2.2	10/28/2020
2.3.3	Amendment No. 3 to Agreement and Plan of Merger, dated as of October 29, 2020, by and among CIM Real Estate Finance Trust, Inc., Thor V Merger Sub, LLC and Cole Credit Property Trust V, Inc.	8-K	000-54939	2.1	11/2/2020
2.4	Agreement and Plan of Merger, dated as of September 21, 2021, by and among CIM Real Estate Finance Trust, Inc., Cypress Merger Sub, LLC and CIM Income NAV, Inc.	8-K	000-54939	2.1	9/22/2021
3.1	Articles of Amendment and Restatement of CIM Real Estate Finance Trust, Inc.	8-K	000-54939	3.1	8/20/2019
3.2*	Second Amended and Restated Bylaws of CIM Real Estate Finance Trust, Inc.
4.1	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	000-54939	4.1	3/30/2020
4.2	Second Amended and Restated Distribution Reinvestment Plan.	8-K	000-54939	4.1	5/1/2020
4.3	Master Indenture, dated as of July 28, 2021, by and among CMFT Net Lease Master Issuer, LLC, as issuer, and Citibank N.A., as indenture trustee.	8-K	000-54939	4.1	8/3/2021
4.4	Series 2021-1 Indenture Supplement, dated as of July 28, 2021, by and among CMFT Net Lease Master Issuer, LLC, as issuer, and Citibank N.A., as indenture trustee.	8-K	000-54939	4.2	8/3/2021
10.1*	Second Amended and Restated Management Agreement by and between CIM Real Estate Finance Trust, Inc. and CIM Real Estate Finance Management, LLC, dated March 22, 2023.
10.2	Amended and Restated Agreement of Limited Partnership of Cole Operating Partnership IV, LP, by and between Cole Credit Property Trust IV, Inc. and the limited partners thereto.	S-11	333-169533	10.2	1/24/2012
10.3	First Amendment to the Amended and Restated Agreement of Limited Partnership of CIM Real Estate Finance Operating Partnership, LP, dated August 15, 2019.	8-K	000-54939	10.2	8/20/2019
10.4	Credit and Security Agreement, dated December 31, 2019, by and between CMFT Corporate Credit Securities, LLC, as borrower, CMFT Securities Investments, LLC, as collateral manager and equityholder, the lenders from time to time party thereto, Citibank, N.A., as administrative agent, Citibank, N.A. (acting through its Agency & Trust division), as custodian and as collateral agent, and Virtus Group, LP, as collateral administrator.	8-K	000-54939	10.1	1/7/2020
10.4.1	Amendment No. 1 to Credit and Security Agreement, dated March 19, 2020, by and between CMFT Corporate Credit Securities, LLC, as borrower, CMFT Securities Investments, LLC, as collateral manager and equityholder, Citibank, N.A., as administrative agent and as lender, Citibank, N.A. (acting through its Agency & Trust division), as collateral custodian and as collateral agent, and Virtus Group, LP, as collateral administrator.	8-K	000-54939	10.1	3/24/2020
10.4.2	Amendment No. 2 to Credit and Security Agreement, dated October 4, 2021, by and between CMFT Corporate Credit Securities, LLC, as borrower, CMFT Securities Investments, LLC, as collateral manager and equityholder, Citibank, N.A., as administrative agent and as lender, Citibank, N.A. (acting through its Agency & Trust division), as collateral custodian and as collateral agent, and Virtus Group, LP, as collateral administrator.	8-K	000-54939	10.1	10/8/2021
10.4.3	Amendment No. 3 to Credit and Security Agreement, dated June 23, 2022, by and between CMFT Corporate Credit Securities, LLC, as borrower, CMFT Securities Investments, LLC, as collateral manager and equityholder, Citibank, N.A., as administrative agent and as lender, Citibank, N.A. (acting through its Agency & Trust division), as collateral custodian and as collateral agent, and Virtus Group, LP, as collateral administrator.	8-K	000-54939	10.1	6/29/2022
10.5	Credit Agreement, dated as of July 15, 2022, among CMFT SCF Borrower, LLC, as the Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, L/C Issuer and Syndication Agent and the lenders party thereto and PNC Bank, N.A., as Syndication Agent.	8-K	000-54939	10.1	7/21/2022
10.6	Continuing Guaranty, dated as of July 15, 2022, by CMFT SCF Borrower, LLC.	8-K	000-54939	10.2	7/21/2022
10.7	Amended and Restated CIM Real Estate Finance Trust, Inc. 2022 Equity Incentive Plan.	10-Q	000-54939	10.5	8/12/2022
10.8	Investment Advisory and Management Agreement by and between CMFT Securities Investments, LLC and CIM Capital IC Management, LLC, dated December 6, 2019.	8-K	000-54939	10.1	12/12/2019
10.9	Sub-Advisory Agreement by and between CIM Capital IC Management, LLC and OFS Capital Management, LLC, dated December 6, 2019.	8-K	000-54939	10.2	12/12/2019
10.10	Form of Indemnification Agreement.	8-K	000-54939	10.1	8/14/2020
10.11	Master Repurchase Agreement, dated June 4, 2020, by and between CMFT RE Lending RF Sub CB, LLC and Citibank, N.A.	8-K	000-54939	10.1	6/9/2020
10.11.1	First Amendment to Master Repurchase Agreement, dated August 17, 2021, by and between CMFT RE Lending RF Sub CB, LLC and Citibank, N.A.	8-K	000-54939	10.1	8/23/2021
10.11.2	Second Amendment to Master Repurchase Agreement, dated January 27, 2022, by and between CMFT RE Lending RF Sub CB, LLC and Citibank, N.A.	8-K	000-54939	10.1	2/1/2022
10.12	Guaranty, dated as of June 4, 2020, by CIM Real Estate Finance Trust, Inc. for the benefit of Citibank, N.A.	8-K	000-54939	10.2	6/9/2020
10.13	Guaranty, dated as of July 28, 2021, by CIM Real Estate Finance Operating Partnership, LP for the benefit of Citibank N.A., as indenture trustee.	8-K	000-54939	10.1	8/3/2021
10.14	Master Repurchase Agreement, dated September 21, 2020, by and between CMFT RE Lending RF Sub BB, LLC and Barclays Bank PLC.	8-K	000-54939	10.1	9/24/2020
10.14.1	First Amendment to Master Repurchase Agreement, dated July 27, 2021, by and between CMFT RE Lending RF Sub BB, LLC and Barclays Bank PLC.	8-K	000-54939	10.1	8/2/2021
10.14.2	Second Amendment to Master Repurchase Agreement, dated February 23, 2022, by and between CMFT RE Lending RF Sub BB, LLC and Barclays Bank PLC.	8-K	000-54939	10.1	3/1/2022
10.14.3	Third Amendment to Master Repurchase Agreement, dated October 7, 2022, by and between CMFT RE Lending RF Sub BB, LLC and Barclays Bank PLC.	8-K	000-54939	10.1	10/13/2022
10.15	Guaranty, dated as of September 21, 2020, by CIM Real Estate Finance Trust, Inc. for the benefit of Barclays Bank PLC.	8-K	000-54939	10.2	9/24/2020
10.16	Master Repurchase Agreement, dated May 20, 2021, by and between CMFT RE Lending RF Sub WF, LLC and Wells Fargo Bank, N.A.	8-K	000-54939	10.1	5/26/2021
10.16.1	First Amendment to Master Repurchase Agreement, dated October 28, 2021, by and between CMFT RE Lending RF Sub WF, LLC and Wells Fargo Bank, N.A.	8-K	000-54939	10.1	11/3/2021
10.16.2	Second Amendment to Master Repurchase Agreement, dated March 4, 2022, by and between CMFT RE Lending RF Sub WF, LLC and Wells Fargo Bank, N.A.	8-K	000-54939	10.1	3/10/2022
10.16.3	Third Amendment to Master Repurchase and Securities Contract and Termination of Preferred Equity Related Pledge and Security Agreement, dated August 31, 2022, by and among CMFT RE Lending RF Sub WF, LLC, as seller, Wells Fargo Bank, N.A., as buyer, and CMFT Securities Investments, LLC, and preferred equity pledgor.	8-K	000-54939	10.1	9/7/2022
10.17	Guaranty and Subordination Agreement, dated as of May 20, 2021, by CIM Real Estate Finance Trust, Inc. for the benefit of Wells Fargo Bank, N.A.	8-K	000-54939	10.2	5/26/2021
10.18	Loan Agreement, dated as of July 15, 2021, by and between the Borrowers identified on Schedule 1.1(A) thereto, and JPMorgan Chase Bank, National Association and DBR Investments Co. Limited.	8-K	000-54939	10.1	7/21/2021
10.19	Guaranty Agreement, dated July 15, 2021, by CIM Real Estate Finance Trust, Inc. for the benefit of JPMorgan Chase Bank, National Association and DBR Investments Co. Limited.	8-K	000-54939	10.2	7/21/2021
10.20	Loan and Servicing Agreement, dated as of March 16, 2022, among CMFT RE Lending Sub MM Holdco, LLC, as Holdings, CMFT RE Lending Sub MM, LLC, as the Borrower, Massachusetts Mutual Life Insurance Company and the other lenders from time to time party hereto, Trimont Real Estate Advisors, LLC, as the Administrative Agent, Massachusetts Mutual Life Insurance Company, as the Facility Servicer, and CMFT RE Lending Sub MM, LLC, as the Portfolio Asset Servicer.	10-Q	000-54939	10.6	8/12/2022
10.21	Property Management Agreement, dated as of July 28, 2021, by and among CMFT Net Lease Master Issuer, LLC, as issuer, CIM Real Estate Finance Operating Partnership, LP, as issuer manager, CREI Advisors, LLC, as property manager and special servicer, KeyBank National Association, as back-up manager, and Citibank N.A., as indenture trustee.	8-K	000-54939	10.2	8/3/2021
10.22	Master Repurchase Agreement, dated October 8, 2021, by and between CMFT RE Lending RF Sub DB, LLC and Deutsche Bank AG, New York Branch.	8-K	000-54939	10.1	10/14/2021
10.22.1	Amended and Restated Master Repurchase Agreement, dated December 23, 2021, by and between CMFT RE Lending RF Sub DB, LLC and Deutsche Bank AG, New York Branch.	8-K	000-54939	10.1	12/29/2021
10.23	Guaranty, dated as of October 8, 2021, by CIM Real Estate Finance Trust, Inc. for the benefit of Deutsche Bank AG, New York Branch.	8-K	000-54939	10.2	10/14/2021
10.24	Master Repurchase Agreement, dated June 1, 2022, by and between CMFT Real Estate Securities I, LLC and J.P. Morgan Securities LLC.	8-K	000-54939	10.1	6/2/2022
10.25	Modification Agreement and Limited Consent, dated December 21, 2020 by and between Cole Operating Partnership V, LP, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders.	10-K	000-54939	10.17	3/31/2021
10.26	Modification Agreement and Limited Consent, dated December 21, 2020 by and between CIM Real Estate Finance Operating Partnership, LP, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders.	10-K	000-54939	10.18	3/31/2021
10.27	Modification Agreement and Limited Consent, dated December 16, 2021, by and among CIM Income NAV Operating Partnership, LP, the Lenders party thereto, and JPMorgan Chase, N.A., as administrative agent for the Lenders.	10-Q	000-54939	10.4	5/11/2022
10.28	Agreement of Purchase and Sale, dated as of December 20, 2021, by and among certain indirect subsidiaries of CIM Real Estate Finance Trust, Inc., American Finance Operating Partnership, L.P., ARG SSSTRPA001, LLC, ARG SMSHPPA001, LLC, ARG CCCARPA001, LLC and American Finance Trust, Inc.	8-K	000-54939	10.1	12/20/2021
10.29	Agreement of Purchase and Sale, dated as of December 29, 2022, by and between certain indirect subsidiaries of CIM Real Estate Finance Trust, Inc. and certain subsidiaries of Realty Income Corporation.	8-K	000-54939	10.1	12/30/2022
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
31.1*	Certifications of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 28th day of March, 2023.

CIM Real Estate Finance Trust, Inc.
(Registrant)

By:	/s/ NATHAN D. DEBACKER
Nathan D. DeBacker
Chief Financial Officer, Principal Accounting Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ RICHARD S. RESSLER	Chairman of the Board of Directors, Chief Executive Officer and President	March 28, 2023
Richard S. Ressler	(Principal Executive Officer)

/s/ NATHAN D. DEBACKER	Chief Financial Officer, Principal Accounting Officer and Treasurer	March 28, 2023
Nathan D. DeBacker	(Principal Financial Officer and Principal Accounting Officer)

/s/ T. PATRICK DUNCAN	Independent Director	March 28, 2023
T. Patrick Duncan

/s/ ALICIA K. HARRISON	Independent Director	March 28, 2023
Alicia K. Harrison

/s/ W. BRIAN KRETZMER	Independent Director	March 28, 2023
W. Brian Kretzmer

/s/ HOWARD A. SILVER	Independent Director	March 28, 2023
Howard A. Silver

/s/ CALVIN E. HOLLIS	Independent Director	March 28, 2023
Calvin E. Hollis

/s/ ROGER D. SNELL	Independent Director	March 28, 2023
Roger D. Snell

/s/ JASON SCHREIBER	Director	March 28, 2023
Jason Schreiber

/s/ EMILY VANDE KROL	Director	March 28, 2023
Emily Vande Krol

/s/ AVRAHAM SHEMESH	Director	March 28, 2023
Avraham Shemesh

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of CIM Real Estate Finance Trust, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CIM Real Estate Finance Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholder’s equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
The Company’s evaluation of real estate assets for impairment involves an initial assessment of each real estate asset to determine whether events or changes in circumstances exist that may indicate that the carrying amounts of real estate assets are no longer recoverable. Possible indications of impairment may include bankruptcy or other credit concerns of a property’s major tenants, vacancies, changes in anticipated holding periods, a reduction in prevailing market values for assets being considered for disposition, or other circumstances. When events or changes in circumstances exist, the Company evaluates its real estate assets for impairment by comparing undiscounted future cash flows expected to be generated over the life of each asset to the respective carrying amount. If the carrying amount of an asset exceeds the undiscounted future cash flows, an analysis is performed to determine the fair value of the asset.
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
•We evaluated management’s impairment indicator analysis by testing real estate assets for possible indications of impairment, including searching for adverse asset-specific and/or market conditions, such as vacancies, tenant bankruptcies and other credit concerns, among others, as well as assessing changes in holding periods, including expected asset dispositions.
•We independently searched market values for assets considered for disposition, to determine whether a reduction in market values was present and indicative of impairment.
•We performed inquiries with management, including property accounting and portfolio oversight, to determine whether factors were identified in the current period that may be an impairment indicator, including changes in expected holding periods, or changes in market rental rates, and corroborated these inquiries through review of third-party market reports and inspection of meeting minutes of the Board of Directors.
Assessment of Current Expected Credit Losses (“CECL”) Reserve – Refer to Notes 2 and 8 to the financial statements
Critical Audit Matter Description
The Company estimates its CECL reserve using the Weighted Average Remaining Maturity (“WARM”) method for its first mortgage loans, and the probability of default and loss given default method for its liquid corporate senior loans and corporate senior loans. Significant judgments are required in estimating the CECL reserve, including the evaluation of historical loan loss data, the evaluation of expected repayments of each loan, and the impact of expected economic conditions on the loan portfolio.
We identified the assessment of the CECL reserve as a critical audit matter because of the subjectivity, complexity, and estimation uncertainty in determining the impact of the significant judgment required when determining the CECL reserve. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our credit specialists when evaluating the CECL methodology, analytical models, and key inputs and assumptions used in the models.
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
•We evaluated the service auditor's report for the third-party WARM method CECL model, which is used to calculate the expected loss for its first mortgage loans.
•We evaluated the appropriateness of each model and significant assumptions used and independently calculated each model’s computational accuracy, and utilized our credit specialists to assist us with these evaluations specific to the WARM method CECL model.
/s/ Deloitte & Touche LLP
Tempe, Arizona
March 28, 2023
We have served as the Company’s auditor since 2010.

CIM REAL ESTATE FINANCE TRUST, INC.
CONSOLIDATED BALANCE SHEETS
 (in thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
ASSETS
Real estate assets:
Land	$578,970	$655,273
Buildings, fixtures and improvements	1,462,726	1,706,902
Intangible lease assets	276,684	314,832
Condominium developments	130,494	171,080
Total real estate assets, at cost	2,448,874	2,848,087
Less: accumulated depreciation and amortization	(270,946)	(235,481)
Total real estate assets, net	2,177,928	2,612,606
Investment in unconsolidated entities	100,604	109,547
Real estate-related securities ($576,391 and $41,981 held at fair value as of December 31, 2022 and December 31, 2021, respectively)	576,391	105,471
Loans held-for-investment and related receivables, net	4,043,898	2,624,101
Less: Current expected credit losses	(42,344)	(15,201)
Total loans held-for-investment and related receivables, net	4,001,554	2,608,900
Cash and cash equivalents	118,978	107,381
Restricted cash	57,616	36,792
Rents and tenant receivables, net	33,968	58,948
Prepaid expenses, derivative assets and other assets	26,243	11,829
Deferred costs, net	16,429	7,214
Accrued interest receivable	22,343	4,450
Assets held for sale	—	1,299,638
Total assets	$7,132,054	$6,962,776
LIABILITIES AND STOCKHOLDERS’ EQUITY
Repurchase facilities, notes payable and credit facilities, net	$4,422,833	$4,143,205
Accrued expenses and accounts payable	25,666	45,872
Due to affiliates	16,086	14,594
Intangible lease liabilities, net	19,054	24,896
Distributions payable	14,828	13,252
Deferred rental income, derivative liabilities and other liabilities	7,274	21,282
Total liabilities	4,505,741	4,263,101
Commitments and contingencies (Note 12)
Redeemable common stock	170,238	170,714
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 490,000,000 shares authorized, 437,397,414 and 437,373,981 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	4,373	4,374
Capital in excess of par value	3,529,523	3,529,126
Accumulated distributions in excess of earnings	(1,029,287)	(1,008,561)
Accumulated other comprehensive (loss) income	(48,526)	2,949
Total stockholders’ equity	2,456,083	2,527,888
Non-controlling interests	(8)	1,073
Total equity	2,456,075	2,528,961
Total liabilities, redeemable common stock, non-controlling interests and stockholders’ equity	$7,132,054	$6,962,776
The accompanying notes are an integral part of these consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Rental and other property income	$213,389	$295,164	$261,530
Interest income	238,757	70,561	29,393
Total revenues	452,146	365,725	290,923
Operating expenses:
General and administrative	15,364	15,078	12,042
Property operating	20,790	47,559	23,399
Real estate tax	12,612	34,943	27,691
Expense reimbursements to related parties	16,567	11,624	8,920
Management fees	52,564	47,020	40,025
Transaction-related	534	315	355
Depreciation and amortization	70,606	95,190	80,973
Real estate impairment	32,321	18,078	16,737
Increase in provision for credit losses	29,476	2,881	68,356
Total operating expenses	250,834	272,688	278,498
Gain on disposition of real estate and condominium developments, net	121,902	83,045	27,518
Merger-related expenses, net	—	(1,404)	(1,884)
Merger termination fee income	—	—	7,380
Operating income	323,214	174,678	45,439
Other income (expense)
Gain on investment in unconsolidated entities	11,952	606	—
Unrealized loss on equity security	(15,117)	—	—
Interest expense and other, net	(156,539)	(83,899)	(64,116)
Loss on extinguishment of debt	(19,644)	(4,895)	(4,841)
Total other expense	(179,348)	(88,188)	(68,957)
Net income (loss)	143,866	86,490	(23,518)
Net income allocated to non-controlling interest	66	—	—
Net income (loss) attributable to the Company	$143,800	$86,490	$(23,518)
Weighted average number of common shares outstanding:
Basic and diluted	437,343,624	365,726,453	311,808,605
Net income (loss) per common share:
Basic and diluted	$0.33	$0.24	$(0.08)
The accompanying notes are an integral part of these consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$143,866	$86,490	$(23,518)
Other comprehensive (loss) income
Unrealized (loss) gain on real estate-related securities	(51,304)	231	1,657
Reclassification adjustment for realized gain (loss) included in income as other income	—	1,419	(510)
Unrealized gain (loss) on interest rate swaps	2,361	32	(11,607)
Amount of (gain) loss reclassified from other comprehensive (loss) income into income as interest expense and other, net	(2,532)	3,314	12,321
Total other comprehensive (loss) income	(51,475)	4,996	1,861

Comprehensive income (loss)	92,391	91,486	(21,657)
Comprehensive income allocated to non-controlling interest	66	—	—
Comprehensive income (loss) attributable to the Company	$92,325	$91,486	$(21,657)
The accompanying notes are an integral part of these consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (in thousands, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
	Number of Shares	Par Value
Balance, January 1, 2020	311,207,725	$3,112	$2,606,925	$(816,181)	$(3,908)	$1,789,948	$—	$1,789,948
Cumulative effect of accounting changes	—	—	—	(2,002)	—	(2,002)	—	(2,002)
Issuance of common stock	4,211,747	42	34,149	—	—	34,191	—	34,191
Issuance of common stock in connection with the CCPT V and CCIT III Mergers	52,574,431	526	383,793	—	—	384,319	—	384,319
Equity-based compensation	22,059	—	160	—	—	160	—	160
Distributions declared on common stock — $0.38 per common share	—	—	—	(119,305)	—	(119,305)	—	(119,305)
Redemptions of common stock	(6,013,994)	(60)	(48,006)	—	—	(48,066)	—	(48,066)
Changes in redeemable common stock	—	—	180,838	—	—	180,838	—	180,838
Comprehensive (loss) income	—	—	—	(23,518)	1,861	(21,657)	—	(21,657)
Balance, December 31, 2020	362,001,968	$3,620	$3,157,859	$(961,006)	$(2,047)	$2,198,426	$—	$2,198,426
Issuance of common stock	3,574,120	36	25,748	—	—	25,784	—	25,784
Issuance of common stock in connection with the CIM Income NAV Merger	74,819,899	748	537,955	—	—	538,703	—	538,703
Equity-based compensation	39,000	—	289	—	—	289	—	289
Distributions declared on common stock — $0.364 per common share	—	—	—	(134,045)	—	(134,045)	—	(134,045)
Redemptions of common stock	(3,061,006)	(30)	(22,011)	—	—	(22,041)	—	(22,041)
Changes in redeemable common stock	—	—	(170,714)	—	—	(170,714)	—	(170,714)
Non-controlling interests assumed in connection with the CIM Income NAV Merger	—	—	—	—	—	—	1,073	1,073
Comprehensive income	—	—	—	86,490	4,996	91,486	—	91,486
Balance, December 31, 2021	437,373,981	$4,374	$3,529,126	$(1,008,561)	$2,949	$2,527,888	$1,073	$2,528,961
Issuance of common stock	5,404,510	54	38,858	—	—	38,912	—	38,912
Equity-based compensation	89,559	—	397	—	—	397	—	397
Distributions declared on common stock — $0.376 per common share	—	—	—	(164,526)	—	(164,526)	—	(164,526)
Redemptions of common stock	(5,470,636)	(55)	(39,334)	—	—	(39,389)	—	(39,389)
Changes in redeemable common stock	—	—	476	—	—	476	—	476
Distributions to non-controlling interests	—	—	—	—	—	—	(1,147)	(1,147)
Comprehensive income (loss)	—	—	—	143,800	(51,475)	92,325	66	92,391
Balance, December 31, 2022	437,397,414	$4,373	$3,529,523	$(1,029,287)	$(48,526)	$2,456,083	$(8)	$2,456,075

The accompanying notes are an integral part of these consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$143,866	$86,490	$(23,518)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	70,688	92,988	79,546
Amortization of deferred financing costs	12,143	10,073	4,245
Amortization of fair value adjustments of mortgage notes payable assumed	—	(149)	(92)
Amortization and accretion on deferred loan fees	(9,896)	(2,998)	(1,909)
Amortization of premiums and discounts on credit investments	(11,609)	(8,144)	(668)
Capitalized interest income on real estate-related securities and loans held-for-investment	(1,172)	(974)	(539)
Equity-based compensation	397	289	160
Straight-line rental income	(6,149)	(5,723)	(6,738)
Write-offs for uncollectible lease-related receivables	(894)	(694)	5,664
Gain on disposition of real estate assets and condominium developments, net	(121,902)	(83,045)	(27,518)
Loss on sale of credit investments, net	1,057	1,378	227
Gain on investment in unconsolidated entities	(11,952)	(606)	—
Gain on sale of marketable security	(22)	—	—
Unrealized loss on equity security	15,139	—	—
Amortization of fair value adjustment and gain on interest rate swaps	(2,398)	(2,814)	(13)
Impairment of real estate assets	32,321	18,078	16,737
Increase in provision for credit losses	29,476	2,881	68,356
(Gain) loss on interest rate caps	(4,586)	42	—
Return on investment in unconsolidated entities	7,312	497	—
Write-off of deferred financing costs	8,100	3,815	633
Changes in assets and liabilities:
Rents and tenant receivables, net	68,172	28,109	(10,435)
Prepaid expenses and other assets	(10,172)	67	(692)
Accrued interest receivable	(17,893)	(2,484)	(133)
Accrued expenses and accounts payable	(1,277)	8,388	8,420
Deferred rental income and other liabilities	(11,542)	3,541	(508)
Due to affiliates	1,492	(831)	(656)
Net cash provided by operating activities	178,699	148,174	110,569
Cash flows from investing activities:
Cash acquired in connection with mergers	—	10,244	13,810
Investment in unconsolidated entities	(86,300)	(53,525)	—
Return of investment in unconsolidated entities	39,221	—	—
Investment in real estate-related securities	(558,218)	(321,169)	(76,644)
Investment in liquid corporate senior loans	(179,714)	(406,694)	(582,654)
Investment in corporate senior loans	(74,801)	—	—
Investment in real estate assets and capital expenditures	(23,776)	(76,283)	(48,995)
Origination and acquisition of loans held-for-investment	(1,333,298)	(1,805,324)	(238,563)
Origination and exit fees received on loans held-for-investment	13,978	17,030	3,200
Principal payments received on loans held-for-investment	172,602	326,062	119,443
Principal payments received on real estate-related securities	17,161	38	2,571
Net proceeds from sale of real estate-related securities	132	256,841	37,593
Net proceeds from disposition of real estate assets and condominium developments	1,315,176	513,528	263,797
Net proceeds from sale of liquid corporate senior loans	60,027	69,959	39,902
Redemption of investment in unconsolidated entities	60,663	—	—
Payment of property escrow deposits	—	—	(875)
Refund of property escrow deposits	—	—	875
Proceeds from the settlement of insurance claims	619	63	400
Net cash used in investing activities	(576,528)	(1,469,230)	(466,140)

CIM REAL ESTATE FINANCE TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) — Continued

	Year Ended December 31,
	2022	2021	2020
Cash flows from financing activities:
Redemptions of common stock	$(39,389)	$(22,041)	$(48,066)
Distributions to stockholders	(124,038)	(105,978)	(90,655)
Proceeds from borrowings	2,492,110	3,159,650	576,880
Repayments of borrowings, and prepayment penalties	(1,874,690)	(1,648,775)	(422,110)
Termination of interest rate swaps	(239)	(6,401)	—
Payment of loan deposits	—	(800)	(65)
Refund of loan deposits	—	865	—
Deferred financing costs paid	(22,357)	(39,699)	(5,360)
Distributions to non-controlling interests	(1,147)	—	—
Net cash provided by financing activities	430,250	1,336,821	10,624
Net increase (decrease) in cash and cash equivalents and restricted cash	32,421	15,765	(344,947)
Cash and cash equivalents and restricted cash, beginning of period	144,173	128,408	473,355
Cash and cash equivalents and restricted cash, end of period	$176,594	$144,173	$128,408
Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$118,978	$107,381	$121,385
Restricted cash	57,616	36,792	7,023
Total cash and cash equivalents and restricted cash	$176,594	$144,173	$128,408
The accompanying notes are an integral part of these consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION AND BUSINESS
CIM Real Estate Finance Trust, Inc. (the “Company”) is a non-exchange traded real estate investment trust (“REIT”) formed as a Maryland corporation on July 27, 2010, that elected to be taxed, and operates its business to qualify, as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2012. The Company seeks to attain attractive risk-adjusted returns and create long term value for its investors by investing in a diversified portfolio of senior secured mortgage loans, credit worthy long-term net-leased property investments and other senior loan and liquid credit investments. As of December 31, 2022, the Company owned 380 properties, comprising 10.9 million rentable square feet of commercial space located in 43 states. As of December 31, 2022, the rentable square feet at these properties was 99.2% leased, including month-to-month agreements, if any. As of December 31, 2022, the Company’s loan portfolio consisted of 350 loans with a net book value of $4.0 billion, and investments in real estate-related securities of $576.4 million. As of December 31, 2022, the Company owned condominium developments with a net book value of $130.5 million.
A majority of the Company’s business is conducted through CIM Real Estate Finance Operating Partnership, LP, a Delaware limited partnership, of which the Company is the sole general partner and owns, directly or indirectly, 100% of the partnership interests.
The Company is externally managed by CIM Real Estate Finance Management, LLC, a Delaware limited liability company (“CMFT Management”), which is an affiliate of CIM Group, LLC (“CIM Group”). CIM Group is a community-focused real estate and infrastructure owner, operator, lender and developer. CIM is headquartered in Los Angeles, CA, with offices in Atlanta, GA, Bethesda, MD, Chicago, IL, Dallas, TX, New York, NY, Orlando, FL, Phoenix, AZ and Tokyo, Japan. CIM Group also maintains additional offices across the Unites States, as well as in Korea, Hong Kong and the United Kingdom to support its platform.
The Company relies upon CIM Capital IC Management, LLC, the Company’s investment advisor (the “Investment Advisor”), to provide substantially all of the Company’s day-to-day management with respect to investments in securities and certain other investments. Collectively, CMFT Management, the Company’s manager, and the Investment Advisor, together with certain other affiliates of CIM Group, serve as the Company’s sponsor, which is referred to as the Company’s “sponsor” or “CIM”.
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
The Company’s board of directors (the “Board”) establishes an updated estimated per share net asset value (“NAV”) of the Company’s common stock on at least an annual basis for purposes of assisting broker-dealers that participated in the Initial Offering in meeting their customer account reporting obligations under Financial Industry Regulatory Authority Rule 2231. Distributions are reinvested in shares of the Company’s common stock for participants in the DRIP at the estimated per share

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NAV as determined by the Board. Additionally, the estimated per share NAV as determined by the Board serves as the per share NAV for purposes of the share redemption program. As of December 31, 2022, the estimated per share NAV of the Company’s common stock was $6.57, which was established by the Board on December 19, 2022 using a valuation date of September 30, 2022. Commencing on December 21, 2022, $6.57 served as the per share NAV, including for shares issued pursuant to the DRIP. The Board previously established a per share NAV as of August 31, 2015, September 30, 2016, December 31, 2016, December 31, 2017, December 31, 2018, December 31, 2019, March 31, 2020, June 30, 2020 and March 31, 2021. The Company’s estimated per share NAVs are not audited or reviewed by its independent registered public accounting firm.
Purchase and Sale Agreement
On December 29, 2022, certain subsidiaries of the Company entered into an Agreement of Purchase and Sale (the “Realty Income Purchase and Sale Agreement”) with certain subsidiaries of Realty Income Corporation (NYSE: O) (“Realty Income”), to sell to Realty Income 185 single-tenant net lease properties encompassing approximately 4.6 million gross rentable square feet of commercial space across 34 states for total consideration of $894.0 million. The consideration is to be paid in cash.
During December 2022, a cash deposit of $20.0 million was placed in escrow by Realty Income in connection with the Realty Income Purchase and Sale Agreement, which became non-refundable to Realty Income upon the expiration of the due diligence period on March 7, 2023.
Subsequent to December 31, 2022, the sale of 151 of the properties under contract for sale pursuant to the Realty Income Purchase and Sale Agreement closed for total consideration of $779.0 million and a gain of approximately $19.6 million. The remaining properties are expected to close in the second quarter of 2023, although no assurances can be made that the Company will complete the sale of the remaining properties within that timeframe, or at all.
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
In determining whether the Company has controlling interests in an entity and is required to consolidate the accounts in that entity, the Company analyzes its credit and real estate investments in accordance with standards set forth in GAAP to determine whether the entities are variable interest entities (“VIEs”), and if so, whether the Company is the primary beneficiary. The Company’s judgment with respect to its level of influence or control over an entity and whether the Company is the primary beneficiary of a VIE involves consideration of various factors, including the form of the Company’s ownership interest, the Company’s voting interest, the size of the Company’s investment (including loans), and the Company’s ability to participate in major policy-making decisions. The Company’s ability to correctly assess its influence or control over an entity affects the presentation of these credit and real estate investments on the Company’s consolidated financial statements. During the year ended December 31, 2022, the Company disposed of two properties previously owned through a consolidated joint venture arrangement (the “Consolidated Joint Venture”) and therefore determined it no longer had a controlling financial interest in the Consolidated Joint Venture as of December 31, 2022. See Note 4 — Real Estate Assets for additional information.
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. The Company has chosen to break out the details of $4.5 million of accrued interest receivable from prepaid expenses, derivative assets and other assets in the Company’s consolidated balance sheet for the year ended December 31, 2021. In addition, $2.5 million was reclassified from rents and tenant receivables, net to prepaid expenses and other assets in the Company’s consolidated balance sheet for the year ended December 31, 2021. These reclassifications had no effect on

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

previously reported totals or subtotals. The resulting impacts from the consolidated balance sheet reclassifications to the consolidated statements of cash flows for the years ended December 31, 2021 and 2020 are as follows (in thousands):

	Year Ended December 31, 2021			Year Ended December 31, 2020
	As previously reported	Reclassifications	As Revised	As previously reported	Reclassifications	As Revised
Consolidated Statements of Cash Flows
Rents and tenant receivables, net	$28,230	$(121)	$28,109	$(12,536)	$2,101	$(10,435)
Prepaid expenses and other assets	$(2,538)	$2,605	$67	$1,276	$(1,968)	$(692)
Accrued interest receivable	$—	$(2,484)	$(2,484)	$—	$(133)	$(133)
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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, lease concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; significant increases to budgeted costs for units under development; and a reduction in prevailing market values for assets being considered for disposition. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. During the year ended December 31, 2022, as part of the Company’s quarterly impairment review procedures, the Company recorded impairment charges of $16.2 million related to 23 properties, all of which were due to sales prices that were less than their respective carrying values. Additionally, during the year ended December 31, 2022, certain condominium units were deemed to be impaired and their carrying values were reduced to their estimated fair value, resulting in impairment charges of $16.1 million primarily due to a decrease in list prices and an increase in budgeted costs for certain units under development. The Company’s impairment assessment as of December 31, 2022 was based on the most current information available to the Company, including expected holding periods. If the Company’s expected holding periods for assets change, subsequent tests for impairment could result in additional impairment charges in the future. The Company cannot provide any assurance that additional material impairment charges with respect to the Company’s real estate assets will not occur during 2023 or in future periods. During the year ended December 31, 2021, the Company recorded impairment charges of $6.0 million related to 12 properties, of which impairment at eight properties was due to sales prices that were less than their respective carrying values and impairment at four properties was due to vacancy. Additionally, the Company recorded impairment charges of $12.1 million during the year ended December 31, 2021, related to condominium units due to an increase in budgeted costs for certain units under development. The assumptions and uncertainties utilized in the evaluation of the impairment of real estate assets are discussed in detail in Note 3 — Fair Value Measurements. See also Note 4 — Real Estate Assets for further discussion regarding real estate investment activity.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the assets related to the property and estimate its fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount is then recorded to reflect the estimated fair value of the property, net of selling costs. As of December 31, 2022, there were no assets identified as held for sale. As of December 31, 2021, in connection with the RTL Purchase and Sale Agreement (as defined in Note 4 — Real Estate Assets), the Company identified 81 properties with a carrying value of $1.3 billion as held for sale, which were disposed of during the year ended December 31, 2022.
Dispositions of Real Estate Assets
Gains and losses from dispositions are recognized once the various criteria relating to the terms of sale and any subsequent involvement by the Company with the asset sold are met. A discontinued operation includes only the disposal of a component of an entity and represents a strategic shift that has (or will have) a major effect on an entity’s financial results. The Company’s dispositions during the years ended December 31, 2022 and 2021 did not qualify for discontinued operations presentation and thus, the results of the properties and condominiums that were sold will remain in operating income, and any associated gains or losses from the dispositions are included in gain on disposition of real estate and condominium developments, net. See Note 4 — Real Estate Assets for a discussion of the disposition of individual properties and condominiums during the year ended December 31, 2022.
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
Investment in Unconsolidated Entities
CMFT MT JV Holdings, LLC, an indirect wholly-owned subsidiary of the Company, is engaged in an unconsolidated joint venture arrangement through CIM NP JV Holdings, LLC (“NP JV Holdings”) (the “Unconsolidated Joint Venture”), of which it owns 50% of the outstanding equity. Through the Unconsolidated Joint Venture, which holds approximately 90% of the membership interest in NewPoint JV, LLC (the “NewPoint JV”) pursuant to the terms of the Operating Agreement entered into between the Unconsolidated Joint Venture and NewPoint Bridge Lending, LLC, the Company indirectly owns approximately 45% of the outstanding equity of the NewPoint JV on a fully diluted basis. The Company accounts for its investment under the equity method. The equity method of accounting requires the investment to be initially recorded at cost, including transaction costs incurred to finalize the investment, and is subsequently adjusted for the Company’s share of equity in NP JV Holdings’ earnings and distributions, including unrealized gains and losses as a result of changes in fair value of the NewPoint JV. The Company records its share of NP JV Holdings’ profits or losses on a quarterly basis as an adjustment to the carrying value of the investment on the Company’s consolidated balance sheet and such share is recognized as a profit or loss on the consolidated statements of operations. The Company recorded a gain totaling $6.8 million, which represented its share of NP JV Holdings’ gain, during the year ended December 31, 2022 in the consolidated statements of operations. During the year ended December 31, 2022, the Company contributed an additional $86.3 million in NP JV Holdings, $39.9 million of which was returned as a return of capital and can be called back by NewPoint JV through NP JV Holdings as a capital call on a future date. As of December 31, 2022, the Company’s aggregate investment in NP JV Holdings of $100.6 million is included in investment in unconsolidated entities on the consolidated balance sheets. For more information, refer to Note 6 — Investment in Unconsolidated Entities.
On March 31, 2022, the Company fully redeemed its $60.7 million investment in CIM UII Onshore, L.P. (“CIM UII Onshore”). Prior to redemption, the Company had less than 5% ownership of CIM UII Onshore and accounted for its investment under the equity method. The equity method of accounting requires the investment to be initially recorded at cost, including transaction costs incurred to finalize the investment, and subsequently adjusted for the Company’s share of equity in CIM UII Onshore’s earnings and distributions. Prior to redemption, the Company recorded its share of CIM UII Onshore’s profits or losses on a quarterly basis as an adjustment to the carrying value of the investment on the Company’s consolidated balance sheet and such share is recognized as a profit or loss on the consolidated statements of operations. The Company recorded its share of CIM UII Onshore’s gain totaling $5.2 million during the year ended December 31, 2022 in the consolidated statements of operations. During the year ended December 31, 2022, the Company received distributions of $531,000 related to its investment in CIM UII Onshore, all of which was recognized as a return on investment. As of December 31, 2021, the Company’s investment in CIM UII Onshore had a carrying value of $56.0 million.
Non-controlling Interest in Consolidated Joint Venture
From December 2021 to July 2022, the Company determined it had a controlling interest in the Consolidated Joint Venture and, therefore, met the requirements for consolidation. During the year ended December 31, 2022, the Company recorded net income of $66,000 and paid distributions of $1.1 million to the non-controlling interest.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the year ended December 31, 2022, the Company disposed of the underlying properties previously owned through the Consolidated Joint Venture, as further discussed in Note 4 — Real Estate Assets.
Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash in bank accounts, as well as investments in highly-liquid money market funds. The Company deposits cash with several high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company (“FDIC”) up to an insurance limit of $250,000. At times, the Company’s cash and cash equivalents may exceed federally insured levels. Although the Company bears risk on amounts in excess of those insured by the FDIC, it has not experienced and does not anticipate any losses due to the high quality of the institutions where the deposits are held. Included in cash and cash equivalents was $19.8 million and $36.5 million of unsettled liquid corporate senior loan purchases as of December 31, 2022 and 2021, respectively.
The Company had $57.6 million and $36.8 million in restricted cash as of December 31, 2022 and December 31, 2021, respectively. Included in restricted cash was $15.4 million and $7.8 million held by lenders in lockbox accounts, as of December 31, 2022 and 2021, respectively. As part of certain debt agreements, rents from certain encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess is disbursed to the Company. Also included in restricted cash was $22.6 million and $29.0 million of construction reserves, amounts held by lenders in escrow accounts for real estate taxes and other lender reserves for certain properties, in accordance with the associated lender’s loan agreement as of December 31, 2022 and 2021, respectively. In addition, the Company had a $19.6 million deposit held as cash collateral included in restricted cash as of December 31, 2022 to be applied by Barclays Bank PLC (“Barclays”) as repayment of certain eligible assets transferred under the Master Repurchase Agreement (as defined below in Note 10 — Repurchase Facilities, Notes Payable and Credit Facilities) with Barclays.
Real Estate-Related Securities
Real estate-related securities consists primarily of the Company’s investments in commercial mortgage-backed securities (“CMBS”) and equity securities. The Company determines the appropriate classification for real estate-related securities at the time of purchase and reevaluates such designation as of each balance sheet date.
As of December 31, 2022, the Company classified its investments in CMBS as available-for-sale as the Company is not actively trading the securities; however, the Company may sell them prior to their maturity. These investments are carried at their estimated fair value with unrealized gains and losses reported in other comprehensive (loss) income. During the year ended December 31, 2022, the Company invested $558.2 million in CMBS. As of December 31, 2022, the Company had investments in 20 CMBS with an estimated aggregate fair value of $538.1 million.
In addition, the Company had an investment in an equity security with an estimated aggregate fair value of $38.2 million as of December 31, 2022, which is comprised of RTL Common Stock (as defined in Note 4 — Real Estate Assets) received as consideration in connection with the RTL Purchase and Sale Agreement. This investment is carried at its estimated fair value with unrealized gains and losses reported on the consolidated statements of operations. During the year ended December 31, 2022, the Company recorded $4.1 million of dividend income on RTL Common Stock, which is included in interest expense and other, net on the consolidated statements of operations. The Company also recorded $15.1 million of unrealized loss on RTL Common Stock during the year ended December 31, 2022, which is included in unrealized loss on equity security on the consolidated statements of operations.
The Company monitors its available-for-sale securities for changes in fair value. A loss is recognized when the Company determines that a decline in the estimated fair value of a security below its amortized cost has resulted from a credit loss or other factors. The Company records impairments related to credit losses through current expected credit losses. However, the allowance is limited by the amount that the fair value is less than the amortized cost basis. For additional information regarding the Company’s process for estimating current expected credit losses for its real estate-related securities, see the Current Expected Credit Losses section below.
The amortized cost of real estate-related securities is adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method and is recorded in the accompanying consolidated statements of operations in interest income. Upon the sale of a security, the realized net gain or loss is computed on the specific identification method.
Interest earned is either received in cash or capitalized to real estate-related securities in the Company’s consolidated balance sheets. Interest is capitalized when certain conditions are met as specified in each security agreement. During the years

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

ended December 31, 2022 and 2021, the Company capitalized $1.1 million and $974,000, respectively, of interest income to real estate-related securities.
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
Interest earned is either received in cash or capitalized to loans held-for-investment and related receivables, net in the Company’s consolidated balance sheets. Interest is capitalized when certain conditions are met as specified in each loan agreement. During the year ended December 31, 2022, the Company capitalized $62,000 of interest income to loans held-for-investment.
Accrual of interest income is suspended on nonaccrual loans. Loans that are past due 90 days or more as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual status. Interest collected is recognized on a cash basis by crediting income when received. Loans may be restored to accrual status when all principal and interest are current and full repayment of the remaining contractual principal and interest are reasonably assured. As of December 31, 2022, one of the Company’s liquid corporate senior loan investments was on nonaccrual status with a carrying value of $2.9 million, which represented less than 1% of the carrying value of the Company’s liquid corporate senior loans portfolio.
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
The Company estimates the current expected credit loss for its first mortgage loans primarily using the Weighted Average Remaining Maturity method, which has been identified as an acceptable method for estimating CECL reserves in the Financial Accounting Standards Board (“FASB”) Staff Q&A Topic 326, No. 1. This method requires the Company to reference historic loan loss data across a comparable data set and apply such loss rate to each loan investment over its expected remaining term, taking into consideration expected economic conditions over the relevant timeframe. The Company considers loan investments that are both (i) expected to be substantially repaid through the operation or sale of the underlying collateral, and (ii) for which the borrower is experiencing financial difficulty, to be “collateral-dependent” loans. For such loans that the Company determines that foreclosure of the collateral is probable, the Company measures the expected losses based on the difference between the fair value of the collateral less costs to sell and the amortized cost basis of the loan as of the measurement date. For collateral-dependent loans that the Company determines foreclosure is not probable, the Company applies a practical expedient to estimate expected losses using the difference between the collateral’s fair value (less costs to sell the asset if repayment is expected through the sale of the collateral) and the amortized cost basis of the loan. For the Company’s liquid corporate senior loans and corporate senior loans, the Company uses a probability of default and loss given default method using a comparable data set. The Company may use other acceptable alternative approaches in the future depending on, among other factors, the type of loan, underlying collateral, and availability of relevant historical market loan loss data.
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
Deferred Financing Costs
Deferred financing costs represent commitment fees, legal fees and other costs associated with obtaining commitments for financing. These costs are amortized to interest expense over the terms of the respective financing agreements using the straight-line method, which approximates the effective interest method. Unamortized deferred financing costs are written off when the associated debt is extinguished or repaid before maturity. The presentation of all deferred financing costs, other than those associated with the revolving loan portion of the credit facilities, are classified such that the debt issuance costs related to a recognized debt liability are presented on the consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability rather than as an asset. Debt issuance costs related to securing a revolving line of credit are presented as an asset and amortized ratably over the term of the line of credit arrangement. As such, the Company’s current and corresponding prior period total deferred costs, net in the accompanying consolidated balance sheets relate only to the revolving

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

loan portion of the credit facilities and the historical presentation, amortization and treatment of unamortized costs are still applicable. As of December 31, 2022 and 2021, the Company had $16.4 million and $7.2 million, respectively, of deferred financing costs, net of accumulated amortization, related to the revolving loan portion of the credit facilities. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined the financing will not close.
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
Development Activities
Project costs and expenses, including interest incurred, associated with the development, construction and lease-up of a real estate project are capitalized as construction in progress. During the years ended December 31, 2022 and 2021, the Company capitalized $14.0 million and $9.8 million, respectively, of expenses associated with the development of condominiums acquired via foreclosure, which is included in condominium developments in the accompanying consolidated balance sheets. Included in the amounts capitalized during the years ended December 31, 2022 and 2021 was $1.7 million and $1.8 million, respectively, of capitalized interest expense.

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
Revenue from lending activities
Interest income from the Company’s loans held-for-investment and real estate-related securities is comprised of interest earned on loans and the accretion and amortization of net loan origination fees and discounts. Interest income on loans is accrued as earned, with the accrual of interest suspended when the related loan becomes a nonaccrual loan. Interest income on the Company’s liquid corporate senior loans is accrued as earned beginning on the settlement date.
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
Earnings (Loss) and Distributions Per Share
Earnings (loss) per share are calculated based on the weighted average number of shares of common stock outstanding during each period presented. Diluted income (loss) per share considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the years ended December 31, 2022, 2021 or 2020. Distributions per share are calculated based on the authorized monthly distribution rate.
Reportable Segments
The Company’s segment information reflects how the chief operating decision makers review information for operational decision-making purposes. The Company has two reportable segments:
Credit — engages primarily in acquiring and originating primarily floating rate first and second lien mortgage loans, either directly or through co-investments in joint ventures, related to real estate assets. This segment also includes investments in real estate-related securities, liquid corporate senior loans and corporate senior loans.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Real estate — engages primarily in acquiring and managing geographically diversified income-producing retail, industrial and office properties that are primarily single-tenant properties, which are leased to creditworthy tenants under long-term net leases.
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
In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848) (“ASU 2021-01”). The amendments in ASU 2021-01 clarify that certain optional expedients and exceptions for contract modifications and hedge accounting apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of the discontinuation of the use of the London Interbank Offered Rate (“LIBOR”) as a benchmark interest rate due to reference rate reform. ASU 2021-01 is effective immediately for all entities with the option to apply retrospectively as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, and can be applied prospectively to any new contract modifications made on or after January 7, 2021. The Company currently uses LIBOR and the secured overnight financing rate (“SOFR”) as its benchmark interest rate for its derivative instruments. The Company has evaluated the impact of this ASU’s adoption, and has determined that this ASU will not have a material impact on its consolidated financial statements. In December 2022, the FASB issued ASU No. 2022-06, Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”) which was issued to defer the sunset date of Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform to December 31, 2024. ASU 2022-06 is effective immediately for all companies. ASU 2022-06 did not have an impact on the Company’s consolidated financial statements for the year ended December 31, 2022.
In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendments in this update clarify the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual sale restrictions and introduce new disclosure requirements related to such equity securities. The amendments are effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Real estate-related securities — The Company generally determines the fair value of its real estate-related securities by utilizing broker-dealer quotations, reported trades or valuation estimates from pricing models to determine the reported price. Pricing models for real estate-related securities are generally discounted cash flow models that usually consider the attributes applicable to a particular class of security (e.g., credit rating, seniority), current market data, and estimated cash flows for each class and incorporate deal collateral performance such as prepayment speeds and default rates, as available. Depending upon the significance of the fair value inputs used in determining these fair values, these securities are valued using Level 1, Level 2 or Level 3 inputs. As of December 31, 2022, the Company concluded that $348.2 million of its CMBS fell under Level 2 and $189.9 million of its CMBS fell under Level 3.
The Company’s equity security investment is valued using Level 1 inputs. The estimated fair value of the Company’s equity security is based on quoted market prices that are readily and regularly available in an active market.
Credit facilities and notes payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of December 31, 2022, the estimated fair value of the Company’s debt was $4.32 billion, compared to a carrying value of $4.44 billion. The estimated fair value of the Company’s debt as of December 31, 2021 was $4.11 billion, compared to a carrying value of $4.17 billion.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2022 and 2021, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Loans held-for-investment — The Company’s loans held-for-investment are recorded at cost upon origination and adjusted by net loan origination fees and discounts. The Company estimates the fair value of its loans held-for-investment by performing a present value analysis for the anticipated future cash flows using an appropriate market discount rate taking into consideration the credit risk. The Company has determined that its commercial real estate (“CRE”) loans held-for-investment and corporate senior loans are classified in Level 3 of the fair value hierarchy. The Company’s liquid corporate senior loans are classified as Level 2 or Level 3 depending on the number of market quotations or indicative prices from pricing services that are available, and whether the depth of the market is sufficient to transact at those prices in amounts approximating the Company’s investment position at the measurement date. As of December 31, 2022, $494.4 million and $168.0 million of the Company’s liquid corporate senior loans were classified in Level 2 and Level 3 of the fair value hierarchy, respectively. As of December 31, 2021, $560.4 million and $94.1 million of the Company’s liquid corporate senior loans were classified in Level 2 and Level 3 of the fair value hierarchy, respectively. As of December 31, 2022, the estimated fair value of the Company’s loans held-for-investment and related receivables, net was $3.98 billion, compared to its carrying value of $4.00 billion. As of December 31, 2021, the estimated fair value of the Company’s loans held-for-investment and related receivables, net was $2.63 billion, compared to its carrying value of $2.61 billion.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Items Measured at Fair Value on a Recurring Basis
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2022 and 2021 (in thousands):

	Balance as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
CMBS	$538,142	$—	$348,241	$189,901
Equity security	38,249	38,249	—	—
Interest rate caps	5,040	—	5,040	—
Total financial assets	$581,431	$38,249	$353,281	$189,901

	Balance as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
CMBS	$41,871	$—	$—	$41,871
Preferred units	63,490	—	—	63,490
Marketable security	110	110	—	—
Interest rate caps	179	—	179	—
Total financial assets	$105,650	$110	$179	$105,361
Financial liabilities:
Interest rate swaps	$(2,466)	$—	$(2,466)	$—
Total financial liabilities	$(2,466)	$—	$(2,466)	$—

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following are reconciliations of the changes in financial assets with Level 3 inputs in the fair value hierarchy for the years ended December 31, 2022 and 2021 (in thousands):

Level 3
Beginning Balance, January 1, 2021	$10,733
Total gains and losses:
Unrealized gain included in other comprehensive (loss) income, net	2,197
Purchases and payments received:
Purchases	97,981
Discounts, net	(4,701)
Capitalized interest income	974
Principal payments received	(42)
Sales	(1,781)
Balance, December 31, 2021	$105,361
Total gains and losses:
Unrealized loss included in other comprehensive (loss) income, net	(13,426)
Purchases and payments received:
Conversion of preferred units (1)	(68,243)
Purchases	4,752
Discounts, net	1,254
Capitalized interest income	1,110
Net transfers (2)	159,093
Ending Balance, December 31, 2022	$189,901
____________________________________
(1)    Reflects the Company’s investment in preferred units which matured during the year ended December 31, 2022 and was redeemed in exchange for an investment in a first mortgage loan. Refer to Note 8 — Loans Held-For-Investment for further discussion.
(2) One of the Company’s CMBS instruments in two different tranches was transferred into Level 3 during the year ended December 31, 2022 due to a decrease in transparency of inputs and observable prices in the market.
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
As discussed in Note 4 — Real Estate Assets, during the year ended December 31, 2022, real estate assets related to 23 properties were deemed to be impaired and their carrying values were reduced to an estimated fair value of $123.9 million, resulting in impairment charges of $16.2 million. Additionally, during the year ended December 31, 2022, certain condominium units were deemed to be impaired and their carrying values were reduced to their estimated fair value, resulting in impairment charges of $16.1 million. During the year ended December 31, 2021, real estate assets related to 12 properties were deemed to be impaired and their carrying values were reduced to an estimated fair value of $48.9 million, resulting in impairment charges of $6.0 million. Additionally, during the year ended December 31, 2021, certain condominium units were deemed to be impaired and their carrying values were reduced to their estimated fair value, resulting in impairment charges of $12.1 million. During the year ended December 31, 2020, real estate assets related to 12 properties were deemed to be impaired and their carrying values were reduced to an estimated fair value of $86.4 million, resulting in impairment charges of $16.7 million. The Company estimates fair values using Level 3 inputs and a combined income and market approach, specifically using discounted cash flow analysis and recent comparable sales transactions. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgment and to make certain key assumptions, including, but not limited to, the following: (1) terminal capitalization rates; (2) discount rates; (3) the number of years the property will be held; (4) property operating expenses; and (5) re-leasing assumptions, including the number of months to re-lease, market rental income and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and the future performance and sustainability of the Company’s tenants. The Company determined that the selling prices used to determine the fair values were Level 2 inputs.
The following summarizes the ranges of discount rates and terminal capitalization rates used for the Company’s impairment test for the real estate assets during the years ended December 31, 2022 and 2021:

Year Ended December 31, 2022		Year Ended December 31, 2021
Discount Rate	Terminal Capitalization Rate	Discount Rate	Terminal Capitalization Rate
8.0% - 9.7%	7.5% - 9.2%	8.0% - 10.5%	7.5% - 9.2%
The following table presents the impairment charges by asset class recorded during the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Asset class impaired:
Land	$3,553	$1,089	$3,738
Buildings, fixtures and improvements	11,081	4,755	12,310
Intangible lease assets	1,550	311	737
Intangible lease liabilities	—	(162)	(48)
Condominium developments	16,137	12,085	—
Total impairment loss	$32,321	$18,078	$16,737
NOTE 4 — REAL ESTATE ASSETS
2022 Property Acquisitions
During the year ended December 31, 2022, the Company did not acquire any properties.
2022 Condominium Development Project
During the year ended December 31, 2022, the Company capitalized $14.0 million of expenses associated with the development of condominiums acquired via foreclosure, which is included in condominium developments in the accompanying consolidated balance sheets.
2022 Condominium Dispositions
During the year ended December 31, 2022, the Company disposed of condominium units for an aggregate sales price of $40.7 million, resulting in proceeds of $33.0 million after closing costs and a gain of $4.1 million. The Company has no continuing involvement that would preclude sale treatment with these condominium units. The gain on sale of condominium units is included in gain on disposition of real estate and condominium developments, net in the consolidated statements of operations.
2022 Property Dispositions
On December 20, 2021, certain subsidiaries of the Company entered into an Agreement of Purchase and Sale, as amended (the “RTL Purchase and Sale Agreement”), with American Finance Trust, Inc. (now known as The Necessity Retail REIT, Inc.) (NASDAQ: RTL) (“RTL”), American Finance Operating Partnership, L.P. (now known as The Necessity Retail REIT Operating Partnership, L.P.) (“RTL OP”), and certain of their subsidiaries (collectively, the “Purchaser”) to sell to the Purchaser 79 shopping centers and two single-tenant properties encompassing approximately 9.5 million gross rentable square feet of commercial space across 27 states for total consideration of $1.32 billion (the “Purchase Price”). The Purchase Price included the Purchaser’s option to seek the assumption of certain existing debt, and the Purchaser’s issuance of up to $53.4 million in value of RTL’s Class A common stock, par value $0.01 per share (“RTL Common Stock”), or Class A units in RTL OP (“RTL OP Units”), subject to certain limits described more fully in the RTL Purchase and Sale Agreement.
During the year ended December 31, 2022, the Company disposed of 134 properties, including 69 retail properties, 56 anchored shopping centers, six industrial properties and three office buildings, and an outparcel of land for an aggregate gross sales price of $1.69 billion, resulting in net proceeds of $1.69 billion after closing costs and a gain of $117.8 million. Included

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

in this amount of properties disposed were the two properties previously owned through the Consolidated Joint Venture. The sale of 81 of these properties closed pursuant to the RTL Purchase and Sale Agreement for total consideration of $1.33 billion, which consisted of $1.28 billion in cash proceeds and $53.4 million of RTL Common Stock, which shares are subject to certain registration rights as described in the RTL Purchase and Sale Agreement. Such shares are included in real estate-related securities in the consolidated balance sheets. During the year ended December 31, 2022, the Company recognized earnout income of $70.0 million related to the disposition of properties pursuant to the RTL Purchase and Sale Agreement, and recorded a related receivable of $12.2 million, which is included in prepaid expenses and other assets in the consolidated balance sheets as of December 31, 2022. Subsequent to December 31, 2022, the Company collected the $12.2 million earnout income related receivable in full. The Company has no continuing involvement that would preclude sale treatment with these properties. The gain on sale of real estate, including the earnout income, is included in gain on disposition of real estate and condominium developments, net in the consolidated statements of operations.
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
During the year ended December 31, 2022, 23 properties totaling approximately 962,000 square feet with a carrying value of $140.1 million were deemed to be impaired and their carrying values were reduced to an estimated fair value of $123.9 million, resulting in impairment charges of $16.2 million, which were recorded in the consolidated statements of operations. Additionally, during the year ended December 31, 2022, certain condominium units were deemed to be impaired and their carrying values were reduced to their estimated fair value, resulting in impairment charges of $16.1 million, which were recorded in the consolidated statements of operations. See Note 3 — Fair Value Measurements for a further discussion regarding these impairment charges.
2021 Property Acquisitions
During the year ended December 31, 2021, the Company acquired 115 commercial properties in connection with the merger with CIM Income NAV, Inc. (the “CIM Income NAV Merger”) for an aggregate purchase price of $911.3 million (the “2021 Property Acquisitions”), which includes $5.0 million of external acquisition-related expenses that were capitalized. The Company funded the 2021 Property Acquisitions acquired in connection with the CIM Income NAV Merger with the consideration received in connection with the CIM Income NAV Merger. Five of the 2021 Property Acquisitions with a fair value of $66.5 million were classified as held for sale in connection with the RTL Purchase and Sale Agreement as of December 31, 2021.
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
2021 Assets Acquired Via Foreclosure
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
In connection with the foreclosure, the Company assumed $102.6 million of mortgage notes payable related to the assets.
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
2021 Property Dispositions and Real Estate Assets Held for Sale
During the year ended December 31, 2021, the Company disposed of 117 properties, consisting of 113 retail properties, three anchored shopping centers and one industrial property, and an outparcel of land for an aggregate gross sales price of $490.3 million, resulting in net proceeds of $475.8 million after closing costs and a gain of $77.2 million. The Company has no continuing involvement with these properties that would preclude sale treatment. The gain on sale of real estate is included in gain on disposition of real estate and condominium developments, net in the consolidated statements of operations.
On December 20, 2021, certain subsidiaries of the Company entered into the RTL Purchase and Sale Agreement to sell 79 shopping centers and two single-tenant properties. As of December 31, 2021, these 81 properties were classified as held for sale with a carrying value of $1.3 billion included in assets held for sale in the accompanying consolidated balance sheets. Subsequent to December 31, 2021, the Company disposed of these properties in phases.
2021 Impairment
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
2020 Property Acquisitions
During the year ended December 31, 2020, the Company acquired 150 commercial properties, including 146 properties acquired in connection with the mergers with Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”) and Cole Credit Property Trust V, Inc. (“CCPT V”) (the “CCIT III and CCPT V Mergers”), for an aggregate purchase price of $798.5 million (the “2020 Property Acquisitions”), which includes $7.9 million of external acquisition-related expenses that were capitalized. The Company funded the 2020 Property Acquisitions acquired in connection with the CCIT III and CCPT V Mergers with the consideration paid in the CCIT III and CCPT V Mergers, which consisted of the right to receive 1.098 and 2.892 shares of the Company’s common stock, respectively, for each issued and outstanding share of common stock of CCIT III and CCPT V, and funded the remaining acquisitions with proceeds from real estate dispositions and available borrowings.

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
NOTE 5 — INTANGIBLE LEASE ASSETS AND LIABILITIES
Intangible lease assets and liabilities consisted of the following as of December 31, 2022 and 2021 (in thousands, except weighted average life remaining):

	As of December 31,
	2022	2021
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $86,881 and $73,923, respectively (with a weighted average life remaining of 11.1 years and 11.4 years, respectively)	$174,954	$224,931
Acquired above-market leases, net of accumulated amortization of $4,210 and $3,204, respectively (with a weighted average life remaining of 12.9 years and 13.3 years, respectively)	10,639	12,774
Total intangible lease assets, net	$185,593	$237,705
Intangible lease liabilities:
Acquired below-market leases, net of accumulated amortization of $5,575 and $9,043, respectively (with a weighted average life remaining of 12.4 years and 11.5 years, respectively)	$19,054	$24,896
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
The following table summarizes the amortization related to the intangible lease assets and liabilities for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
In-place lease and other intangible amortization	$24,629	$28,994	$23,262
Above-market lease amortization	$1,152	$2,379	$3,095
Below-market lease amortization	$1,990	$5,393	$5,309
As of December 31, 2022, the estimated amortization relating to the intangible lease assets and liabilities is as follows (in thousands):

	Amortization
Year Ending December 31,	In-Place Leases and Other Intangibles	Above-Market Leases	Below-Market Leases
2023	$21,684	$1,022	$1,802
2024	20,338	929	1,675
2025	17,508	916	1,603
2026	15,884	871	1,595
2027	14,894	846	1,526
Thereafter	84,646	6,055	10,853
Total	$174,954	$10,639	$19,054
NOTE 6 — INVESTMENT IN UNCONSOLIDATED ENTITIES
During the year ended December 31, 2021, the Company entered into the Unconsolidated Joint Venture, of which the Company owns 50% of the outstanding equity. The Unconsolidated Joint Venture holds approximately 90% of the membership interest in the NewPoint JV. Through the Unconsolidated Joint Venture, the Company has a 45% interest in the NewPoint JV and accounts for its investment under the equity method. The primary purpose of the NewPoint JV is to source, underwrite, close and service on an ongoing basis multifamily bridge loans, participation interests, and other debt instruments such as loans. As of December 31, 2022, the carrying value of the Company’s investment in NP JV Holdings was $100.6 million, which approximates fair value and is included in investment in unconsolidated entities on the consolidated balance sheets. The Company received $46.0 million in distributions related to its investment in NP JV Holdings during the year ended December 31, 2022, $6.8 million of which was recognized as a return on investment and $39.2 million of which was recognized as a return of investment and reduced the invested capital and the carrying amount. As of December 31, 2022, the Company had $112.6 million of unfunded commitments related to NewPoint JV. These commitments are not reflected in the accompanying consolidated balance sheets.
The Company entered into a guaranty with NewPoint JV, under which the Company agreed to guarantee the Unconsolidated Joint Venture’s cross indemnity and its share of capital contribution obligations under the agreement with NewPoint JV.
On December 16, 2021, as a result of the CIM Income NAV Merger, the Company acquired a limited partnership interest in CIM UII Onshore. CIM UII Onshore’s sole purpose is to invest all of its assets in CIM Urban Income Investments, L.P. (“CIM Urban Income”), which is a private institutional fund that acquires, owns and operates substantially stabilized, diversified real estate and real estate-related assets in urban markets primarily located throughout North America.
During the year ended December 31, 2022 and 2021, the Company recognized an equity method net gain of $5.2 million and $606,000, respectively, related to its investment in CIM UII Onshore. The Company recognized distributions of $531,000 related to its investment in CIM UII Onshore during the year ended December 31, 2022, all of which was recognized as a return on investment. On March 31, 2022, the Company fully redeemed its $60.7 million investment in CIM UII Onshore, which represented less than 5% ownership of CIM UII Onshore and approximated fair value.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 7 — REAL ESTATE-RELATED SECURITIES
As of December 31, 2022, the Company had real estate-related securities with an aggregate estimated fair value of $576.4 million, which included 20 CMBS investments and an investment in a publicly-traded equity security. The CMBS mature on various dates from January 2023 through June 2058 and have interest rates ranging from 5.8% and 11.7% as of December 31, 2022, with one CMBS earning a zero coupon rate. The following is a summary of the Company’s real estate-related securities as of December 31, 2022 (in thousands):

	Real Estate-Related Securities
	Amortized Cost Basis	Unrealized Loss	Fair Value
CMBS	$586,649	$(48,507)	$538,142
Equity Security	53,388	(15,139)	38,249
Total real estate-related securities	$640,037	$(63,646)	$576,391
The following table provides the activity for the real estate-related securities during the year ended December 31, 2022 and 2021 (in thousands):

	Amortized Cost Basis	Unrealized Gain (Loss)	Fair Value
Real estate-related securities as of January 1, 2021	$37,047	$1,147	$38,194
Face value of real estate-related securities acquired	264,246	—	264,246
Investment in preferred units	63,490	—	63,490
Premiums and discounts on purchase of real estate-related securities, net of acquisition costs	(5,982)	—	(5,982)
Amortization of discount on real estate-related securities	1,197	—	1,197
Sale of real estate-related securities	(258,260)	1,419	(256,841)
Capitalized interest income on real estate-related securities	974	—	974
Principal payments received on real estate-related securities	(38)	—	(38)
Unrealized gain on real estate-related securities	—	231	231
Real estate-related securities as of January 1, 2022	102,674	2,797	105,471
Face value of real estate-related securities acquired	640,793	—	640,793
Investment in preferred units, net (1)	(63,490)		(63,490)
Premiums and discounts on purchase of real estate-related securities, net of acquisition costs	(33,939)	—	(33,939)
Amortization of discount on real estate-related securities	10,160	—	10,160
Realized gain on sale of real estate-related securities	(110)	(22)	(132)
Capitalized interest income on real estate-related securities	1,110	—	1,110
Principal payments received on real estate-related securities	(17,161)	—	(17,161)
Unrealized loss on real estate-related securities	—	(66,421)	(66,421)
Real estate-related securities as of December 31, 2022	$640,037	$(63,646)	$576,391
____________________________________
(1)    Included in this balance is $68.2 million of the Company’s investment in preferred units which were redeemed during the year ended December 31, 2022 in exchange for an investment in a first mortgage loan, as further discussed in Note 8 — Loans Held-For-Investment.
During the year ended December 31, 2022, the Company invested $558.2 million in CMBS. During the same period, the Company sold one marketable security with an aggregate carrying value of $110,000 resulting in net proceeds of $132,000 and a gain of $22,000. The Company also received $53.4 million in an equity security during the year ended December 31, 2022 as consideration in connection with the RTL Purchase and Sale Agreement. Unrealized gains and losses on CMBS are recorded in other comprehensive (loss) income, with a portion of the amount subsequently reclassified into interest expense and other, net in the accompanying consolidated statements of operations as securities are sold and gains and losses are recognized. Unrealized gains and losses on the equity security are reported on the consolidated statement of operations. During the year ended December 31, 2022, the Company recorded $66.4 million of unrealized loss on its real estate-related securities, $51.3 million of which is included in other comprehensive (loss) income in the accompanying consolidated statements of comprehensive income (loss). The remaining $15.1 million of unrealized loss on the Company’s equity security is included in

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

unrealized loss on equity security in the accompanying consolidated statement of operations. During the year ended December 31, 2021, the Company recorded $231,000 of unrealized gain on its real estate-related securities included in other comprehensive (loss) income in the accompanying consolidated statements of comprehensive income (loss).
The scheduled maturities of the Company’s CMBS as of December 31, 2022 are as follows (in thousands):

	CMBS
	Amortized Cost	Estimated Fair Value
Due within one year	$316,771	$292,382
Due after one year through five years	228,442	214,952
Due after five years through ten years	—	—
Due after ten years	41,436	30,808
Total	$586,649	$538,142
Actual maturities of real estate-related securities can differ from contractual maturities because borrowers on certain corporate credit securities may have the right to prepay their respective debt obligations at any time. In addition, factors such as prepayments and interest rates may affect the yields on such securities.
In estimating credit losses related to real estate-related securities, management considers a variety of factors, including, but not limited to, the extent to which the fair value is less than the amortized cost basis, recent events specific to the security, industry or geographic area, the payment structure of the security, the failure of the issuer of the security to make scheduled interest or principal payments, and external credit ratings and recent changes in such ratings. As of December 31, 2022, the Company had no credit losses related to real estate-related securities.
NOTE 8 — LOANS HELD-FOR-INVESTMENT
The Company’s loans held-for-investment consisted of the following as of December 31, 2022 and 2021 (dollar amounts in thousands):

	As of December 31,
	2022	2021
First mortgage loans (1)	$3,285,193	$1,968,585
Total CRE loans held-for-investment and related receivables, net	3,285,193	1,968,585
Liquid corporate senior loans	701,540	655,516
Corporate senior loans	57,165	—
Loans held-for-investment and related receivables, net	$4,043,898	$2,624,101

Less: Current expected credit losses	(42,344)	(15,201)
Total loans held-for-investment and related receivable, net	$4,001,554	$2,608,900
____________________________________
(1) As of December 31, 2022, first mortgage loans included $20.1 million of contiguous mezzanine loan components that, as a whole, have expected credit quality similar to that of a first mortgage loan.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table details overall statistics for the Company’s loans held-for-investment as of December 31, 2022 and 2021 (dollar amounts in thousands):

	CRE Loans (1) (2)		Liquid Corporate Senior Loans		Corporate Senior Loans
	As of December 31,		As of December 31,		As of December 31,
	2022	2021	2022	2021	2022	2021
Number of loans	29	22	317	295	4	—
Principal balance	$3,306,411	$1,985,722	$708,254	$659,007	$57,918	$—
Net book value	$3,264,841	$1,958,655	$680,345	$650,245	$56,368	$—
Weighted-average interest rate	7.6%	3.3%	8.0%	3.7%	10.5%	—%
Weighted-average maximum years to maturity	3.6	4.3	4.7	5.1	4.6	0.0
Unfunded loan commitments (3)	$304,649	$209,368	$1,425	$1,562	$4,324	$—
____________________________________
(1)    As of December 31, 2022, 100% of the Company’s CRE loans by principal balance earned a floating rate of interest, primarily indexed to SOFR and U.S. dollar LIBOR.
(2)    Maximum maturity date assumes all extension options are exercised by the borrowers; however, the Company’s CRE loans may be repaid prior to such date.
(3) Unfunded loan commitments are subject to the satisfaction of borrower milestones and are not reflected in the accompanying consolidated balance sheets. This balance does not include unsettled liquid corporate senior loan purchases of $19.8 million that are included in cash and cash equivalents in the accompanying consolidated balance sheets.
Activity relating to the Company’s loans held-for-investment portfolio was as follows for the years ended December 31, 2022 and 2021 (dollar amounts in thousands):

	Mezzanine Loans		CRE Loans	Liquid Corporate Senior Loans	Corporate Senior Loans	Total Loan Portfolio
Balance, January 1, 2021	$(58,038)		$486,431	$463,873	$—	$892,266
Loan originations and acquisitions	—		1,810,166	408,898	—	2,219,064
Cure payments receivable (1)	—		(7,351)	—	—	(7,351)
Sale of loans	—		—	(69,918)	—	(69,918)
Principal repayments received	—		(169,094)	(156,968)	—	(326,062)
Capitalized interest (1)	—		(9,469)	—	—	(9,469)
Deferred fees and other items	—		(17,031)	(2,204)	—	(19,235)
Accretion and amortization of fees and other items	—		2,998	2,105	—	5,103
Foreclosure of assets (1)	—		(130,655)	—	—	(130,655)
Current expected credit losses	58,038	(2)	(7,340)	4,459	—	55,157
Balance, January 1, 2022	—		1,958,655	650,245	—	2,608,900
Loan originations and acquisitions (3)	—		1,401,539	184,513	75,851	1,661,903
Sale of loans	—		—	(60,027)	—	(60,027)
Principal repayments received	—		(80,911)	(73,758)	(17,933)	(172,602)
Capitalized interest	—		62	—	—	62
Deferred fees and other items (4)	—		(13,978)	(5,856)	(1,050)	(20,884)
Accretion and amortization of fees and other items	—		9,896	1,152	297	11,345
Current expected credit losses (5)	—		(10,422)	(15,924)	(797)	(27,143)
Balance, December 31, 2022	$—		$3,264,841	$680,345	$56,368	$4,001,554
____________________________________

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(1)During the year ended December 31, 2021, the Company completed foreclosure of the assets which previously secured its eight mezzanine loans.
(2)Includes the reversal of current expected credit losses related to the mezzanine loans upon foreclosure of the assets which previously secured the eight mezzanine loans during the year ended December 31, 2021.
(3)The Company’s investment in preferred units, which was previously recorded in real estate-related securities on the accompanying consolidated balance sheets, was redeemed during the year ended December 31, 2022 in exchange for an investment in a first mortgage loan. The converted investment in preferred units of $68.2 million is included in the CRE loans balance with an all-in-rate of 11.0% and an initial maturity date of October 9, 2023.
(4)Other items primarily consist of purchase discounts or premiums and deferred origination expenses.
(5)Does not include current expected losses for unfunded or unsettled loan commitments. Such amounts are included in accrued expenses and accounts payable on the accompanying consolidated balance sheets.
Current Expected Credit Losses
Current expected credit losses reflect the Company’s current estimate of potential credit losses related to loans held-for-investment included in the Company’s consolidated balance sheets. Refer to Note 2 — Summary of Significant Accounting Policies for further discussion of the Company’s current expected credit losses.
The following table presents the activity in the Company’s current expected credit losses related to loans held-for-investment by loan type for the year ended December 31, 2022 (dollar amounts in thousands):

	First Mortgage Loans	Unfunded First Mortgage Loans (1)	Liquid Corporate Senior Loans	Unfunded or Unsettled Liquid Corporate Senior Loans (1)	Corporate Senior Loans	Unfunded Corporate Senior Loans (1)	Total
Current expected credit losses as of January 1, 2022	$9,930	$—	$5,271	$—	$—	$—	$15,201
Provision for credit losses	1,312	360	2,581	400	56	—	4,709
Current expected credit losses as of March 31, 2022	11,242	360	7,852	400	56	—	19,910
Provision for (reversal of) credit losses	1,832	170	2,338	(96)	615	83	4,942
Current expected credit losses as of June 30, 2022	13,074	530	10,190	304	671	83	24,852
Provision for (reversal of) credit losses	1,933	121	3,579	(85)	137	(21)	5,664
Current expected credit losses as of September 30, 2022	15,007	651	13,769	219	808	62	30,516
Provision for (reversal of) credit losses	5,345	1,239	7,426	158	(11)	4	14,161
Current expected credit losses as of December 31, 2022	$20,352	$1,890	$21,195	$377	$797	$66	$44,677
____________________________________
(1)    Current expected losses for unfunded or unsettled loan commitments are included in accrued expenses and accounts payable on the accompanying consolidated balance sheets.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s primary credit quality indicator is its risk ratings, which are further discussed above. The following table presents the net book value of the Company’s loans-held-for-investment portfolio as of December 31, 2022 by year of origination, loan type, and risk rating (dollar amounts in thousands):

			Amortized Cost of Loans Held-For-Investment by Year of Origination (1)
			As of December 31, 2022
	Number of Loans		2022	2021	2020	2019	Total
First mortgage loans by internal risk rating:
1	—		$—	$—	$—	$—	$—
2	1		—	—	83,787	—	83,787
3	25		1,163,918	1,604,647	72,745	50,618	2,891,928
4	3		80,369	229,109	—	—	309,478
5	—		—	—	—	—	—
Total first mortgage loans	29		1,244,287	1,833,756	156,532	50,618	3,285,193
Liquid corporate senior loans by internal risk rating:
1	—		—	—	—	—	—
2	2		—	—	5,298	—	5,298
3	304		146,331	324,010	202,092	2,322	674,755
4	10		3,268	6,255	9,045	—	18,568
5	1	(2)	2,919	—	—	—	2,919
Total liquid corporate senior loans	317		152,518	330,265	216,435	2,322	701,540
Corporate senior loans by internal risk rating:
1	—		—	—	—	—	—
2	—		—	—	—	—	—
3	4		57,165	—	—	—	57,165
4	—		—	—	—	—	—
5	—		—	—	—	—	—
Total corporate senior loans	4		57,165	—	—	—	57,165
Less: Current expected credit losses							(42,344)
Total loans-held-for-investment and related receivables, net	350						$4,001,554
Weighted Average Risk Rating (3)							3.1
____________________________________
(1)Date loan was originated or acquired by the Company. Origination dates are subsequently updated to reflect material loan modifications.
(2)As of December 31, 2022, one of the Company’s liquid corporate senior loan investments was on nonaccrual status with a carrying value of $2.9 million, which represented less than 1% of the carrying value of the Company’s liquid corporate senior loans portfolio.
(3)Weighted average risk rating calculated based on carrying value at period end.
NOTE 9 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. During the year ended December 31, 2022, two of the Company’s interest rate swap agreements matured, four of the Company’s interest rate cap agreements matured, the Company terminated three interest rate swap agreements prior to the maturity dates, and the Company entered into one interest rate cap agreement. As of December 31, 2022, the Company had two non-designated interest rate cap agreements.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the terms of the Company’s interest rate cap agreements and interest rate swap agreements as of December 31, 2022 and 2021 (dollar amounts in thousands):

		Outstanding Notional				Fair Value of Assets (Liabilities) as of
	Balance Sheet	Amount as of	Interest	Effective	Maturity	December 31,	December 31,
	Location	December 31, 2022	Rates (1)	Dates	Dates	2022	2021
Interest Rate Caps	Prepaid expenses, derivative assets and other assets	$712,000	8.38% to 9.00%	7/15/2021 to 9/13/2022	7/15/2023 to 10/9/2023	$5,040	$179
Interest Rate Swaps	Deferred rental income, derivative liabilities and other liabilities	$—	—%	—	—	$—	$(2,466)
____________________________________
(1)The interest rate consists of the underlying index capped to a fixed rate as of December 31, 2022.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the derivative instruments is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company has interest rate caps that are used to manage exposure to interest rate movements, but do not meet the requirements to be designated as hedging instruments. The change in fair value of the derivative instruments that are not designated as hedges is recorded directly to earnings in interest expense and other, net on the accompanying consolidated statements of operations. During the year ended December 31, 2022, the Company had interest rate swaps designated as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the derivative instruments designated as hedges is recorded in other comprehensive (loss) income, with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the year ended December 31, 2022, the amount of gain reclassified from other comprehensive (loss) income as a decrease to interest expense was $2.5 million. For the years ended December 31, 2021 and 2020, the amount of losses reclassified from other comprehensive (loss) income as an increase to interest expense was $3.3 million and $12.3 million, respectively. The total unrealized gain on interest rate swaps of $152,000 and the total unrealized loss on interest rate swaps of $3.2 million as of December 31, 2021 and 2020, respectively, is included in accumulated other comprehensive (loss) income in the accompanying consolidated statement of stockholders’ equity. No such unrealized amounts on interest rate swaps were remaining in other comprehensive (loss) income as of December 31, 2022. The Company includes cash flows from interest rate swap agreements in net cash flows provided by operating activities on its consolidated statements of cash flows, as the Company’s accounting policy is to present cash flows from hedging instruments in the same category in its consolidated statements of cash flows as the category for cash flows from the hedged items.
The Company has agreements with each of its derivative counterparties that contain provisions whereby if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value, inclusive of interest payments and accrued interest. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its derivative instruments based on the credit quality of the Company and the respective counterparty. There were no events of default related to the derivative instruments as of December 31, 2022.
NOTE 10 — REPURCHASE FACILITIES, NOTES PAYABLE AND CREDIT FACILITIES
As of December 31, 2022, the Company had $4.4 billion of debt outstanding, including net deferred financing costs, with a weighted average years to maturity of 3.5 years and a weighted average interest rate of 5.6%. The weighted average years to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the debt balances as of December 31, 2022 and 2021, and the debt activity for the year ended December 31, 2022 (in thousands):

		During the Year Ended December 31, 2022
	Balance as of December 31, 2021	Debt Issuances & Assumptions (1)	Repayments & Modifications (2)		Amortization	Balance as of December 31, 2022
Notes payable – fixed rate debt	$471,967	$—	$(435,429)	(4)	$—	$36,538
Notes payable – variable rate debt	70,268	474,461	(79,212)		—	465,517
First lien mortgage loan	650,000	—	(528,060)		—	121,940
ABS mortgage notes	770,775	—	(7,740)		—	763,035
Credit facilities	910,000	872,000	(1,043,500)		—	738,500
Repurchase facilities	1,298,414	1,145,649	(125,682)		—	2,318,381
Total debt	4,171,424	2,492,110	(2,219,623)		—	4,443,911
Deferred costs – credit facility (3)	(143)	(1,085)	89		399	(740)
Deferred costs – fixed rate debt and first lien mortgage loan	(11,678)	—	7,655	(5)	2,914	(1,109)
Deferred costs – variable rate debt	(271)	(6,126)	—		1,136	(5,261)
Deferred costs – ABS mortgage notes	(16,127)	(179)	353		1,985	(13,968)
Total debt, net	$4,143,205	$2,484,720	$(2,211,526)		$6,434	$4,422,833
____________________________________
(1)Includes deferred financing costs incurred during the period.
(2)In connection with the repayment of certain mortgage notes, the Company recognized a loss on extinguishment of debt of $19.6 million during the year ended December 31, 2022.
(3)Deferred costs related to the term portion of the CIM Income NAV Credit Facility and the CMFT Credit Facility (both defined below).
(4)Includes mortgage notes of $356.5 million that were assumed by the buyer in connection with disposition of real estate assets.
(5)In connection with the repayment of certain mortgage notes, the Company wrote off $7.7 million of unamortized deferred loan costs.
Notes Payable
As of December 31, 2022, the Company had fixed rate debt outstanding of $36.5 million. The fixed rate debt has interest rates ranging from 4.1% to 4.5% per annum. The fixed rate debt outstanding matures on various dates from December 2024 through February 2025. Should a loan not be repaid by its scheduled repayment date, the applicable interest rate may increase as specified in the respective loan agreement. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $57.2 million as of December 31, 2022. Each of the mortgage notes payable comprising the fixed rate debt is secured by the respective properties on which the debt was placed.
As of December 31, 2022, the Company had $465.5 million of variable rate debt outstanding, which included $423.5 million of borrowings financed through a note on note financing arrangement with Massachusetts Mutual Life Insurance Company (the “Mass Mutual Financing”). In addition, upon completing foreclosure proceedings to take control of the assets which previously secured the Company’s mezzanine loans in January 2021, the Company assumed $102.6 million in variable rate debt related to the underlying properties (the “Assumed Variable Rate Debt”). During the year ended December 31, 2022, the Company refinanced the Assumed Variable Rate Debt and paid down the outstanding balance. The amended borrowing agreement related to the refinanced Assumed Variable Rate Debt provides for borrowings up to $62.0 million. As of December 31, 2022, the amount outstanding on the refinanced Assumed Variable Rate Debt totaled $42.0 million. The Company’s outstanding variable rate debt had a weighted average interest rate of 6.7% as of December 31, 2022, and matures on various dates from October 2024 to January 2028.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

First Lien Mortgage Loan
On July 15, 2021, JPMorgan Chase Bank, N.A., as administrative agent (“JPMorgan Chase”), and DBR Investments Co. Limited originated a $650.0 million first lien mortgage loan (the “Mortgage Loan”) to 114 single purpose entities (the “Borrowers”), each of which is an affiliate of the Company and is managed on a day-to-day basis by affiliates of CIM. As of December 31, 2022, the Mortgage Loan is secured by, among other things, cross-collateralized and cross-defaulted first priority mortgages, deeds of trust, security agreements or other similar security instruments on the Borrowers’ fee simple interests in 48 properties, comprised of 47 single-tenant retail properties and one office property. As of December 31, 2022, the aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the notes was $314.2 million. Amounts outstanding on the Mortgage Loan totaled $121.9 million with a weighted average interest rate of 8.4% as of December 31, 2022. The Mortgage Loan is a floating-rate, interest-only, non-recourse loan with a two-year initial term ending on August 9, 2023, with three one-year extension options, subject to certain conditions. Subsequent to December 31, 2022, the Company paid down the $121.9 million outstanding balance on the Mortgage Loan, as further discussed in Note 19 — Subsequent Events.
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
____________________________________
(1)Reflects credit rating from Standard & Poor’s Financial Services LLC (“Standard & Poor’s”).
The collateral pool for the Class A Notes is comprised of 171 of the Company’s double- and triple-net leased single tenant properties, together with the related leases and certain other rights and interests. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the Class A Notes was $985.2 million. As of December 31, 2022, amounts outstanding on the Class A Notes totaled $763.0 million with a weighted average interest rate of 2.8%. The Company may prepay the Class A Notes in full on or after the payment date beginning in July 2026 for the Class A-1 (AAA) Notes, the Class A-3 (AA) Notes and the Class A-5 (A) Notes, and on or after the payment date in July 2028 for the Class A-2 (AAA) Notes, the Class A-4 (AA) Notes and the Class A-6 (A) Notes.
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
In connection with the CMFT Credit Facility, certain subsidiaries of the Company, including the CMFT Borrowing Sub, entered into a collateral assignment of equity interest and security agreement, by which certain subsidiaries of the Company, including the CMFT Borrowing Sub, pledged equity interests in certain property-owning subsidiaries as collateral to secure on a first priority basis the obligations under the CMFT Credit Facility. The Company and certain subsidiaries of the Company also entered into a guaranty with the lenders, under which the Company and certain subsidiaries agreed to guarantee the CMFT Borrowing Sub’s obligations under the Credit Agreement.
As of December 31, 2022, the CMFT Term Loan and CMFT Revolving Loans outstanding totaled $100.0 million and $105.0 million, respectively. As of December 31, 2022, the Company had $205.0 million outstanding under the CMFT Credit Facility at a weighted average interest rate of 5.9% and $95.0 million in unused capacity, subject to borrowing availability. Subsequent to December 31, 2022, the Company paid down the $240.0 million outstanding balance under the CMFT Credit Facility and terminated the CMFT Credit Facility, as further discussed in Note 19 — Subsequent Events.
The Company had a credit agreement (the “CIM Income NAV Credit Agreement”) with JPMorgan Chase, as administrative agent, and the lender parties thereto, that provided for borrowings of up to $425.0 million (the “CIM Income NAV Credit Facility”). The CIM Income NAV Credit Facility was set to mature on September 6, 2022. During the year ended December 31, 2022, the Company paid down the $212.5 million outstanding balance under the CIM Income NAV Credit Facility with proceeds from the closing of the CMFT Credit Facility and terminated the CIM Income NAV Credit Facility.
CMFT Corporate Credit Securities, LLC, an indirect wholly-owned, bankruptcy-remote subsidiary of the Company, has a revolving credit and security agreement (the “Third Amended Credit and Security Agreement”) with the lenders from time to time parties thereto, Citibank, N.A. (“Citibank”), as administrative agent, CMFT Securities Investments, LLC, a wholly-owned subsidiary of the Company (“CMFT Securities”), as equityholder and as collateral manager, Citibank (acting through its Agency & Trust division), as both a collateral agent and as a collateral custodian, and Virtus Group, LP, as collateral administrator. The Third Amended Credit and Security Agreement provides for available borrowings under the revolving credit facility to an aggregate principal amount up to $550.0 million (the “Credit Securities Revolver”). The Credit Securities Revolver may be increased from time to time pursuant to the Third Amended Credit and Security Agreement. As of December 31, 2022, the amounts borrowed and outstanding under the Credit Securities Revolver totaled $533.5 million at a weighted average interest rate of 6.5%.
Borrowings under the Third Amended Credit and Security Agreement will bear interest equal to the one-month Term SOFR (as defined in the Third Amended Credit and Security Agreement) for the relevant interest period, plus an applicable rate. The applicable rate is dependent on the type of loan being financed, which includes broadly syndicated, private and middle market loans meeting certain criteria as set forth in the Third Amended Credit and Security Agreement and ranges from 1.90% to 2.75% per annum during the first two years of the reinvestment period and 2.00% to 2.85% during the last year of the reinvestment period and 2.10% to 2.95% per annum during the amortization period (and, in each case, an additional 2.00% per annum following an event of default under the Third Amended Credit and Security Agreement). The reinvestment period began on December 31, 2019 (the “Closing Date”) and concludes on the earlier of (i) the date that is three years after June 23, 2022, the date the third amendment became effective, (ii) the final maturity date and (iii) the date on which the total assets under management of the Company and its wholly-owned subsidiaries is less than $1.25 billion (the “Reinvestment Period”). The final maturity date is the earliest to occur of: (i) the date that the Credit Securities Revolver is paid down and (ii) the second anniversary after the Reinvestment Period concludes. Borrowings under the Third Amended Credit and Security Agreement are secured by substantially all of the assets held by CMFT Corporate Credit Securities, LLC, which shall primarily consist of liquid corporate senior secured loans subject to certain eligibility criteria under the Third Amended Credit and Security Agreement.
The Company believes it was in compliance with the financial covenants under the Company’s various fixed and variable rate debt agreements, as of December 31, 2022.
Repurchase Facilities
As of December 31, 2022, indirect wholly-owned subsidiaries of the Company (collectively, the “CMFT Lending Subs”), had Master Repurchase Agreements with Citibank, Barclays, Wells Fargo Bank, N.A. (“Wells Fargo”), Deutsche Bank AG (“Deutsche Bank”), and J.P. Morgan Securities LLC (“J.P. Morgan”) (collectively, the “Repurchase Agreements”) to provide financing primarily through each bank’s purchase of the Company’s CRE mortgage loans and CMBS and future funding advances (the “Repurchase Facilities”).

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table is a summary of the Repurchase Facilities as of December 31, 2022 (dollar amounts in thousands):

Repurchase Facility	Date of Agreement	Maturity Date(1)		Maximum Facility Size(2)		Weighted Average Interest Rate		Carrying Value of Loans Financed under Repurchase Facility	Amount Financed
Citibank	6/4/2020	8/17/2024		$400,000		6.1%	(3)	$465,690	$335,458
Barclays	9/21/2020	9/22/2025		1,250,000		6.1%	(3)	1,183,270	885,067
Wells Fargo	5/20/2021	8/30/2025		750,000		5.9%	(3)	891,234	693,616
Deutsche Bank	10/8/2021	10/8/2023		300,000		6.5%	(4)	192,376	146,211
J.P. Morgan	6/1/2022	1/5/2023	(5)	—	(5)	5.5%	(6)	469,103	258,029
Total				$2,700,000				$3,201,673	$2,318,381
__________________________________
(1)The repurchase facility with Citibank is set to mature in August 2024, with up to two one-year extension options. The repurchase facility with Barclays was set to mature in September 2024, with up to two one-year extension options. During the year ended December 31, 2022, the Company extended the current facility termination date to September 22, 2025 under the Third Amendment to the Master Repurchase Agreement with Barclays. The repurchase facility with Wells Fargo was set to mature on May 19, 2024, with up to two one-year extension options. During the year ended December 31, 2022, the Company extended the initial facility termination date to August 30, 2025 under the Third Amendment to the Master Repurchase Agreement with Wells Fargo. The repurchase facility with Deutsche Bank (“Deutsche Bank Repurchase Facility”) was set to mature on October 8, 2022, with four one-year extension options, all of which are subject to certain conditions set forth in the Repurchase Agreement with Deutsche Bank. During the year ended December 31, 2022, the Company exercised the Deutsche Bank Repurchase Facility’s first extension option, extending the date of maturity to October 8, 2023, and added an additional extension option, providing for a total of four one-year extension options remaining as of December 31, 2022.
(2)During the year ended December 31, 2022, the Company increased the Barclays Repurchase Facility and the repurchase facility with Wells Fargo (the “Wells Fargo Repurchase Facility”) to provide up to $1.25 billion and $750.0 million, respectively, in financing.
(3)Advances under the Repurchase Agreements accrue interest at per annum rates based on the one-month LIBOR, Term SOFR (as such term is defined in the applicable Repurchase Agreement), 30-day SOFR average, or the daily compounded SOFR plus a spread ranging from 1.30% to 2.85% to be determined on a case-by-case basis between Citibank, Barclays or Wells Fargo and the CMFT Lending Subs.
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
(6)Under the Master Repurchase Agreement with J.P. Morgan, advances under the repurchase agreement may be made based on one-month Term SOFR plus a spread designated by J.P. Morgan, which as of December 31, 2022, ranges from 0.95% to 1.40%.
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
The Repurchase Agreements and the Guaranties contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. In addition, the Guaranties contain financial covenants that require the Company to maintain: (i) minimum liquidity of not less than the lower of (a) $50.0 million and (b) the greater of (A) $10.0 million and (B) 5% of the Company’s recourse indebtedness, as defined in the Guaranties; (ii) minimum consolidated net worth greater than or equal to $1.0 billion plus (a) 75% of the equity issued by the Company following the respective closing dates of the Repurchase Agreements (the “Repurchase Closing Dates”) minus (b) the aggregate

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

amount of any redemptions or similar transaction by the Company from the Repurchase Closing Dates; (iii) maximum leverage ratio of total indebtedness to total equity less than or equal to 80%; and (iv) minimum interest coverage ratio of EBITDA (as defined in the Guaranties) to interest expense equal to or greater than 1.40. The Company believes it was in compliance with the financial covenants under the Repurchase Agreements as of December 31, 2022.
Maturities
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt subsequent to December 31, 2022 (in thousands):

Year Ending December 31,	Principal Repayments
2023	$531,143
2024	400,783
2025	1,796,445
2026	—
2027	911,180
Thereafter	804,360
Total	$4,443,911

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 11 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the years ended December 31, 2022, 2021 and 2020 are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$14,828	$13,252	$10,969
Accrued capital expenditures	$249	$5,902	$160
Construction reserve allocation	$(4,299)	$—	$—
Real estate acquired via foreclosure	$—	$191,990	$—
Foreclosure of assets securing the mezzanine loans	$—	$(79,968)	$—
Mortgage notes payable assumed in connection with foreclosure of assets securing the mezzanine loans	$—	$102,553	$—
Mortgage note payable assumed by buyer in connection with disposition of real estate assets	$(356,477)	$(31,801)	$—
Equity security received in connection with disposition of real estate assets	$(53,388)	$—	$—
Change in interest income capitalized to loans held-for-investment	$—	$(9,469)	$539
Accrued deferred financing costs	$247	$12	$—
Common stock issued through distribution reinvestment plan	$38,912	$25,784	$34,191
Common stock issued in connection with mergers	$—	$538,703	$384,319
Change in fair value of derivative instruments	$2,252	$5,907	$727
Change in fair value of real estate-related securities	$(51,304)	$1,650	$1,147
Conversion of preferred units to loans held-for-investment	$68,242	$—	$—
Interest rate swaps assumed in mergers	$—	$(2,719)	$(9,115)
Debt assumed in mergers	$—	$437,877	$379,737
Real estate assets acquired in mergers	$—	$906,254	$761,326
Assets assumed in mergers	$—	$69,058	$4,424
Liabilities assumed in mergers	$—	$5,184	$6,389
Non-controlling interest assumed in mergers	$—	$1,073	$—
Supplemental Cash Flow Disclosures:
Interest paid	$146,947	$72,533	$60,990
Cash paid for taxes	$1,301	$1,093	$1,243
NOTE 12 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation and claims. The Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or of which the Company’s properties are the subject.
Unfunded Commitments
As of December 31, 2022, the Company had $310.4 million of unfunded loan commitments related to its existing CRE loans held-for-investment, corporate senior loans, and liquid corporate senior loans, and $112.6 million of unfunded commitments related to NewPoint JV. These commitments are not reflected in the accompanying consolidated balance sheet.
As of December 31, 2022, the Company had $19.8 million of unsettled liquid corporate senior loan acquisitions, $19.2 million of which settled subsequent to December 31, 2022. Unsettled acquisitions are included in cash and cash equivalents in the accompanying consolidated balance sheet.

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
NOTE 13 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred fees and expenses payable to CMFT Management and certain of its affiliates in connection with the acquisition, management and disposition of its assets. On August 20, 2019, the Company and CMFT Management entered into an Amended and Restated Management Agreement (the “Management Agreement”), which amended and restated that certain Advisory Agreement between the parties dated January 24, 2012, as amended (the “Prior Advisory Agreement”). Following the effective date of the Management Agreement, CMFT Management is no longer entitled to receive the disposition fees pursuant to the Prior Advisory Agreement, as described below; provided, however, that for the Company’s properties under contract to be sold or specifically identified in a broker agreement as being marketed for sale as of the effective date of the Management Agreement, CMFT Management was entitled to receive a disposition fee in accordance with the terms of the Prior Advisory Agreement.
Management and investment advisory fees
The Company pays CMFT Management a management fee, payable quarterly in arrears, equal to the greater of (a) $250,000 per annum ($62,500 per quarter) and (b) 1.50% per annum (0.375% per quarter) of the Company’s Equity (as defined in the Management Agreement).
CMFT Securities has an investment advisory and management agreement dated December 6, 2019 (the “Investment Advisory and Management Agreement”) with the Investment Advisor. CMFT Securities was formed for the purpose of holding any securities investments and certain other investments made by the Company. The Investment Advisor, a wholly-owned subsidiary of CIM Group, is registered as an investment advisor under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Pursuant to the Investment Advisory and Management Agreement, the Investment Advisor manages the day-to-day business affairs of CMFT Securities and its investments in corporate credit and real estate-related securities (collectively, the “Managed Assets”), subject to the supervision of the Board. In connection with the services provided by the Investment Advisor, CMFT Securities pays the Investment Advisor an investment advisory fee (the “Investment Advisory Fee”), payable quarterly in arrears, equal to 1.50% per annum (0.375% per quarter) of CMFT Securities’ Equity (as defined in the Investment Advisory and Management Agreement). Because the Managed Assets are excluded from the calculation of management fees payable by the Company to CMFT Management pursuant to the Management Agreement, the total management and advisory fees payable by the Company to its external advisors are not increased as a result of the Investment Advisory and Management Agreement.
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
Incentive compensation
CMFT Management is entitled to receive incentive compensation, payable with respect to each quarter, which is generally equal to the excess of (a) the product of (i) 20% and (ii) the excess of (A) Core Earnings (as defined in the Management Agreement) of the Company for the previous 12-month period, over (B) the product of (1) the Company’s Consolidated Equity (as defined in the Management Agreement) in the previous 12-month period, and (2) 7% per annum, over (b) the sum of any

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

incentive compensation paid to CMFT Management with respect to the first three calendar quarters of such previous 12-month period (or such lesser number of completed calendar quarters preceding the applicable period, if applicable). During the years ended December 31, 2022, 2021 and 2020, no incentive compensation fees were incurred.
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
Disposition fees
Pursuant to the Prior Advisory Agreement, through August 20, 2019, if CMFT Management or its affiliates provided a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more properties (or the Company’s entire portfolio), the Company paid CMFT Management or its affiliates a disposition fee in an amount equal to up to one-half of the real estate or brokerage commission paid by the Company to third parties on the sale of such property, not to exceed 1.0% of the contract price of the property sold; provided, however, in no event would the total disposition fees paid to CMFT Management, its affiliates and unaffiliated third parties exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. For the Company’s properties under contract to be sold or specifically identified in a broker agreement as being marketed for sale as of August 20, 2019, CMFT Management was entitled to receive a disposition fee, which was paid in 2020 (as shown in the table below), in accordance with the terms of the Prior Advisory Agreement.
The Company recorded fees and expense reimbursements as shown in the table below for services provided by CMFT Management or its affiliates related to the services described above during the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020
Management fees	$52,564	$47,020	$40,025
Disposition fees	$—	$—	$434
Expense reimbursements to related parties (1)	$16,567	$11,624	$8,920
____________________________________
(1)Excludes $1.1 million of expense reimbursements recorded during the year ended December 31, 2022 attributable to earnout leasing costs under the RTL Purchase and Sale Agreement, which are included in gain on disposition of real estate and condominium developments, net in the condensed consolidated statements of operations.
Due to Affiliates
Of the amounts shown above, $16.1 million and $14.6 million had been incurred, but not yet paid, for services provided by CMFT Management or its affiliates in connection with the management and operating activities during the years ended December 31, 2022 and 2021, respectively, and such amounts were recorded as liabilities of the Company as of such dates.
Development Management Agreements
On January 7, 2021, the Company completed foreclosure proceedings to take control of the assets which previously secured its mezzanine loans, including 75 condominium units and 21 rental units across four buildings in New York. Upon foreclosure, and with the approval of the Board’s former valuation, compensation and affiliate transactions committee, CIM NY Management, LLC, an affiliate of the Company’s manager, CMFT Management, entered into a Development Management Agreement with the indirect wholly owned subsidiaries of the Company that own each of the four buildings (the “Building Owners”), wherein CIM NY Management, LLC will act as project manager in overseeing the development and construction of property improvements in accordance with each respective Development Management Agreement (the “Development Services”). In consideration for the Development Services, CIM NY Management, LLC will receive a development management fee from the Building Owners equal to 4% of the aggregate gross project costs expended during the term of the

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Development Management Agreement, subject to the conditions in each respective Development Management Agreement. During the years ended December 31, 2022 and 2021, the Company recorded $486,000 and $162,000, respectively, in development management fees. Additionally, CIM NY Management, LLC is reimbursed by the Building Owners for expenses incurred in connection with the Development Services, including services provided that are incidental to but not part of the Development Services. The Development Management Agreement shall remain in effect until the project completion date, and is terminable by either party with fifteen days prior notice to the other party, with or without cause.
Affiliated Investments
In September 2021, the Company co-invested $68.4 million in preferred units and $138.8 million in a mortgage loan to a third-party for the purchase of a multi-family, office and retail building in Fort Lauderdale, Florida with CIM Real Assets & Credit Fund, a fund that is advised by affiliates of CMFT Management (“CIM RACR”). During the year ended December 31, 2022, the Company and CIM RACR upsized their investment in the preferred units with an additional $4.8 million and $364,000, respectively, and upsized their investment in the mortgage loan with an additional $6.4 million and $490,000, respectively. The Company subsequently redeemed its investment in the preferred units during the year ended December 31, 2022 in exchange for an investment in a first mortgage loan. As a result of the upsize and the conversion of preferred units, as of December 31, 2022, the Company had $203.6 million invested in the mortgage loan.
In October 2021, the Company invested in a $130.0 million first mortgage loan, with an initial advance of $119.0 million, to a third-party, the proceeds of which were used to finance the acquisition of a property from a fund that is advised by an affiliate of CMFT Management. As of December 31, 2022, $122.9 million of the first mortgage loan was outstanding.
In November 2021, the Company entered into the Unconsolidated Joint Venture (the “MT-FT JV”) with CMMT Holdings, LLC, a fund that is advised by an affiliate of CMFT Management (“CMMT”), for the purposes of investing in the NewPoint JV. The Company owns 50% of the equity interests of the MT-FT JV and has committed to fund capital to the MT-FT JV up to $212.5 million, of which $99.9 million has been funded, net of $39.9 million returned as a return of capital that can be called back by NewPoint JV through NP JV Holdings as a capital call on a future date. For more information on the NewPoint JV, see Note 2 — Summary of Significant Accounting Policies.
In December 2021, the Company invested in a $155.0 million first mortgage loan, with an initial advance of $154.0 million, to a third-party, the proceeds of which were used to finance the acquisition of a property from a fund that is advised by an affiliate of CMFT Management. As of December 31, 2022, $154.0 million of the first mortgage loan was outstanding.
During the year ended December 31, 2022, the Company invested in a $147.0 million first mortgage loan, with an initial advance of $143.0 million, to a third-party, which was previously funded by a fund that is advised by an affiliate of CMFT Management. As of December 31, 2022, $145.5 million of the first mortgage loan was outstanding.
As a result of the CIM Income NAV Merger, the Company had an investment in CIM UII Onshore, a fund that is advised by an affiliate of CMFT Management, which was fully redeemed for $60.7 million during the year ended December 31, 2022. See Note 2 — Summary of Significant Accounting Policies for more information on the CIM UII Onshore investment.
During the year ended December 31, 2022, the Company and CIM RACR co-invested $75.9 million and $14.7 million, respectively, in five corporate senior loans to a third-party. As of December 31, 2022, $57.9 million of the corporate senior loans was outstanding. The Sub-Advisor provided investment services related to these corporate senior loans pursuant to the Sub-Advisory Agreement.
Subsequent to December 31, 2022, the Company and CIM RACR co-invested $15.5 million and $3.1 million, respectively, in two corporate senior loans to a third-party. In addition, the Company and CIM RACR upsized a co-invested corporate senior loan to a third-party by $1.7 million and $348,000, respectively, subsequent to December 31, 2022. The Sub-Advisor provided investment management services related to these corporate senior loans pursuant to the Sub-Advisory Agreement.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 15 — STOCKHOLDERS’ EQUITY
As of December 31, 2022, 2021 and 2020, the Company was authorized to issue $600.0 million of shares of common stock under the Secondary DRIP Offering. All shares of such stock have a par value of $0.01 per share. The par value of stockholder proceeds raised from the DRIP Offerings is classified as common stock, with the remainder allocated to capital in excess of par value.
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
Distribution Reinvestment Plan
Pursuant to the DRIP, the Company allows stockholders to elect to have their distributions reinvested in additional shares of the Company’s common stock at the most recent estimated per share NAV as determined by the Board. The Board may terminate or amend the Secondary DRIP Offering at the Company’s discretion at any time upon ten days’ prior written notice to the stockholders. In connection with the CCIT III and CCPT V Mergers, on August 30, 2020, the Board approved the suspension of the DRIP, and, therefore, distributions paid after that date were paid in cash to all stockholders until the DRIP was reinstated, effective April 1, 2021, by the Board on March 25, 2021. During the years ended December 31, 2022, 2021 and 2020, approximately 5.4 million, 3.6 million and 4.2 million shares were purchased under the DRIP Offerings for approximately $38.9 million, $25.8 million and $34.2 million, respectively, which were recorded as redeemable common stock on the consolidated balance sheets.
Share Redemption Program
The Company’s share redemption program permits its stockholders to sell their shares back to the Company after they have held them for at least one year, subject to the significant conditions and limitations described below.
The share redemption program provides that the Company will redeem shares of its common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. The Company will limit the number of shares redeemed pursuant to the share redemption program as follows: (1) the Company will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid; and (2) funding for the redemption of shares will be limited, among other things, to the net proceeds the Company receives from the sale of shares under the DRIP Offering, net of shares redeemed to date. In an effort to accommodate redemption requests throughout the calendar year, the Company intends to limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds the Company receives from the sale of shares in the respective quarter under the Secondary DRIP Offering. Any of the foregoing limits might prevent the Company from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. The Company will determine whether it has sufficient funds and/or shares available as soon as practicable after the end of each fiscal quarter, but in any event prior to the applicable payment date.
Upon receipt of a request for redemption, the Company may conduct a Uniform Commercial Code search to ensure that no liens are held against the shares. If the Company cannot purchase all shares presented for redemption in any fiscal quarter, based upon insufficient cash available from the sale of shares under the DRIP and/or the limit on the number of shares the Company may redeem during any quarter or year, the Company will give priority to the redemption of deceased stockholders’ shares and stockholders with exigent circumstances, as determined in the Company’s sole discretion and accompanied by such evidentiary documentation as the Company may request. While the shares of deceased stockholders and stockholders determined to have exigent circumstances will be included in calculating the maximum number of shares that may be redeemed in any annual or quarterly period, they will not be subject to the annual or quarterly percentage caps; therefore, if the volume of requests to redeem deceased stockholders’ shares in a particular quarter were large enough to cause the annual or quarterly percentage caps to be exceeded, even if no other redemption requests were processed, the redemptions of deceased

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

stockholders’ shares would be completed in full, assuming sufficient proceeds from the sale of shares under the DRIP, net of shares redeemed to date, were available. If sufficient proceeds from the sale of shares under the DRIP, net of shares redeemed to date, were not available to pay all such redemptions in full, the requests to redeem deceased stockholders’ shares and, effective as of April 1, 2023, shareholders deemed to have exigent circumstances would be honored on a pro rata basis. The Company next will give priority to requests for full redemption of accounts with a balance of 250 shares or less at the time the Company receives the request, in order to reduce the expense of maintaining small accounts. Thereafter, the Company will honor the remaining quarterly redemption requests on a pro rata basis. Following such quarterly redemption period, if a stockholder would like to resubmit the unsatisfied portion of the prior request for redemption, such stockholder must submit a new request for redemption of such shares prior to the last day of the new quarter. Unfulfilled requests for redemption will not be carried over automatically to subsequent redemption periods. In addition, the Company reserves the right, in its sole discretion at any time, and from time to time, to reject any request for redemption for any reason.
The Company redeems shares no later than the end of the month following the end of each fiscal quarter. Requests for redemption must be received on or prior to the end of the fiscal quarter in order for the Company to repurchase the shares in the month following the end of that fiscal quarter. The Board may choose to amend the terms of, suspend or terminate the share redemption program at any time in its sole discretion if it believes that such action is in the best interest of the Company and its stockholders. Any material modifications or suspension of the share redemption program will be disclosed to the Company’s stockholders as promptly as practicable in the Company’s reports filed with the SEC and via the Company’s website. In connection with the CCIT III and CCPT V Mergers, the Board approved the suspension of the Company’s share redemption program on August 30, 2020, and, therefore, no shares were redeemed from the Company’s stockholders after that date until the share redemption program was reinstated, effective April 1, 2021, by the Board on March 25, 2021. During the years ended December 31, 2022, 2021 and 2020, the Company redeemed approximately 5.5 million, 3.1 million and 6.0 million shares, respectively, under the share redemption program for $39.4 million, $22.0 million and $48.1 million, respectively. During the year ended December 31, 2022, redemption requests relating to approximately 93.5 million shares went unfulfilled.
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
From April 20, 2020 through March 24, 2021, the Board determined the amount and timing of distributions on a monthly, instead of a quarterly, basis. On March 25, 2021, the Board resumed declaring distributions on a quarterly basis, which are paid out on a monthly basis.
Since April 2020, the Board authorized the following monthly distribution amounts per share, payable to stockholders as of the record date for the applicable month, for the periods indicated below:

Period Commencing	Period Ending	Monthly Distribution Amount
April 2020	May 2020	$0.0130
June 2020	June 2020	$0.0161
July 2020	July 2020	$0.0304
August 2020	December 2021	$0.0303
January 2022	September 2022	$0.0305
October 2022	December 2022	$0.0339
January 2023	June 2023	$0.0350
As of December 31, 2022, the Company had distributions payable of $14.8 million.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Equity-Based Compensation
On August 10, 2018, the Board approved the adoption of the Company’s 2018 Equity Incentive Plan (the “2018 Plan”), under which 400,000 of the Company’s shares of common stock were reserved for issuance. On April 27, 2022, the Board and the compensation committee of the Board approved the Amended and Restated CIM Real Estate Finance Trust, Inc. 2022 Equity Incentive Plan (the “2022 Plan”) and the 2022 Plan was approved by the Company’s stockholders at the Company’s 2022 Annual Meeting of Stockholders held on July 12, 2022. The 2022 Plan superseded and replaced the 2018 Plan. Awards that are granted on or after the effective date of the 2022 Plan are subject to the terms and provisions of the 2022 Plan. The total number of shares of Company common stock reserved and available for issuance under the 2022 Plan at any time during the term of the 2022 Plan are 250,000 shares, which is a reduction from 400,000 shares authorized for issuance under the 2018 Plan, and awards of approximately 183,000 shares of common stock are available for future grant at December 31, 2022. Under the 2022 Plan, the Board or the compensation committee of the Board has the authority to grant certain awards to employees, non-employee directors, and consultants or advisors of the Company, including stock option awards, restricted stock awards or deferred stock awards, which awards will further align such persons’ interests with the interests of the Company’s stockholders. The Board or the compensation committee of the Board also has the authority to determine the terms of any award granted pursuant to the 2022 Plan, including vesting schedules, restrictions and acceleration of any restrictions. The 2022 Plan may be amended or terminated by the Board or the compensation committee of the Board at any time, subject to the right of the Company’s stockholders to approve certain amendments.
As of December 31, 2022, the Company has granted awards of approximately 116,000 restricted shares in the aggregate to the independent members of the Board under the 2018 Plan and approximately 67,000 restricted shares in the aggregate to the independent members of the Board under the 2022 Plan. As of December 31, 2022, 116,000 of the restricted shares had vested based on one year of continuous service. The remaining 67,000 restricted shares issued had not vested or been forfeited as of December 31, 2022. The fair value of the Company’s share awards is determined using the Company’s per share NAV on the date of grant. Compensation expense related to the restricted shares is recognized over the vesting period. The Company recorded compensation expense of $397,000 and $289,000 for the years ended December 31, 2022 and 2021, respectively, related to the restricted shares which is included in general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2022, there was $360,000 of total unrecognized compensation expense related to these restricted shares, which will be recognized ratably over the remaining period of service prior to October 2023.
NOTE 16 — INCOME TAXES
For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nondividend distributions. Nondividend distributions will reduce U.S stockholders’ basis (but not below zero) in their shares.
The following table shows the character of the distributions the Company paid on a percentage basis for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
Character of Distributions:	2022	2021	2020
Ordinary dividends	90%	22%	—%
Nondividend distributions	10%	36%	100%
Capital gain distributions	—%	42%	—%
Total	100%	100%	100%
During the years ended December 31, 2022, 2021 and 2020, the Company incurred state and local income and franchise taxes of $1.3 million, $1.1 million, and $568,000, respectively, which were recorded in general and administrative expenses in the consolidated statements of operations.
The Company had no unrecognized tax benefits as of or during the years ended December 31, 2022 and 2021. Any interest and penalties related to unrecognized tax benefits would be recognized within the provision for income taxes in the accompanying consolidated statements of operations. The Company files income tax returns in the U.S. federal jurisdiction, as well as various state jurisdictions, and is subject to routine examinations by the respective tax authorities.

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
As of December 31, 2022, the Company’s leases had a weighted-average remaining term of 10.6 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As of December 31, 2022, the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, was as follows (in thousands):

Year Ending December 31,	Future Minimum Rental Income
2023	$152,296
2024	150,514
2025	147,016
2026	142,789
2027	140,164
Thereafter	959,489
Total	$1,692,268
A certain amount of the Company’s rental and other property income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the years ended December 31, 2022, 2021 and 2020, the amount of the contingent rent earned by the Company was not significant.
Rental and other property income during the years ended December 31, 2022, 2021 and 2020 consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Fixed rental and other property income (1)	$192,982	$252,422	$221,445
Variable rental and other property income (2)	20,407	42,742	40,085
Total rental and other property income	$213,389	$295,164	$261,530
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
The Company has one property subject to a non-cancelable operating ground lease with a remaining term of 10.7 years, with a lease liability (in deferred rental income, derivative liabilities and other liabilities) and a related right of use (“ROU”) asset (in prepaid expenses, derivative assets and other assets) of $2.1 million in the consolidated balance sheets. The lease liability and ROU asset were initially measured at the present value of the future minimum lease payments using a discount rate of 4.3%. This reflects the Company’s incremental borrowing rate, which was calculated based on the interest rate the Company would incur to borrow on a fully collateralized basis over a term similar to the lease.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company recognized $250,000 of ground lease expense during the year ended December 31, 2022, of which $242,000 was paid in cash during the period it was recognized. As of December 31, 2022, the Company’s scheduled future minimum rental payments related to its operating ground lease is approximately $250,000 annually for 2023 through 2027, and $1.4 million thereafter through the maturity date of the lease in August 2033.
NOTE 18 — SEGMENT REPORTING
As of December 31, 2022, the Company determined that it has two reportable segments: real estate and credit. Corporate/other represents all corporate level and unallocated items and includes the Company’s other asset management activities and operating expenses. There were no changes in the structure of the Company’s internal organization that prompted the change in reportable segments. Prior period amounts have been revised to conform to the current year presentation shown below.
The following tables present segment reporting for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31, 2022
	Real Estate	Credit	Corporate/Other (1) (2)	Company Total
Rental and other property income	$213,001	$—	$388	$213,389
Interest income	—	238,757	—	238,757
Total revenues	213,001	238,757	388	452,146

General and administrative	553	807	14,004	15,364
Property operating	14,609	—	6,181	20,790
Real estate tax	10,923	—	1,689	12,612
Expense reimbursements to related parties	—	—	16,567	16,567
Management fees	21,526	31,038	—	52,564
Transaction-related	511	—	23	534
Depreciation and amortization	70,606	—	—	70,606
Real estate impairment	16,184	—	16,137	32,321
Increase in provision for credit losses	—	29,476	—	29,476
Total operating expenses	134,912	61,321	54,601	250,834
Gain on disposition of real estate and condominium developments, net	117,763	—	4,139	121,902
Operating income (loss)	195,852	177,436	(50,074)	323,214
Other income (expense):
Gain on investment in unconsolidated entities	—	6,780	5,172	11,952
Unrealized (loss) gain on equity security	—	(15,139)	22	(15,117)
Interest expense and other, net	(36,283)	(106,908)	(13,348)	(156,539)
Loss on extinguishment of debt	(18,646)	—	(998)	(19,644)
Segment net income (loss)	140,923	62,169	(59,226)	143,866
Segment net income attributable to non-controlling interest	66	—	—	66
Segment net income (loss) attributable to the Company	$140,857	$62,169	$(59,226)	$143,800
Total assets as of December 31, 2022	$2,118,513	$4,794,593	$218,948	$7,132,054
__________________________________
(1)Includes condominium and rental units acquired via foreclosure during the year ended December 31, 2021.
(2)Includes the Company’s investment in CIM UII Onshore.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2021
	Real Estate	Credit	Corporate/Other (1) (2)	Company Total
Rental and other property income	$294,729	$—	$435	$295,164
Interest income	—	70,561	—	70,561
Total revenues	294,729	70,561	435	365,725

General and administrative	317	1,268	13,493	15,078
Property operating	32,033	—	15,526	47,559
Real estate tax	29,109	—	5,834	34,943
Expense reimbursements to related parties	—	—	11,624	11,624
Management fees	33,248	13,772	—	47,020
Transaction-related	126	—	189	315
Depreciation and amortization	95,190	—	—	95,190
Real estate impairment	5,993	—	12,085	18,078
Increase in provision for credit losses	—	2,881	—	2,881
Total operating expenses	196,016	17,921	58,751	272,688
Gain on disposition of real estate and condominium developments, net	77,178	—	5,867	83,045
Merger-related expenses, net	—	—	(1,404)	(1,404)
Operating income (loss)	175,891	52,640	(53,853)	174,678
Other income (expense):
Gain on investment in unconsolidated entities	—	—	606	606
Interest expense and other, net	(37,022)	(21,278)	(25,599)	(83,899)
Loss on extinguishment of debt	(1,628)	—	(3,267)	(4,895)
Segment net income (loss)	137,241	31,362	(82,113)	86,490
Segment net income (loss) attributable to the Company	$137,241	$31,362	$(82,113)	$86,490
Total assets as of December 31, 2021	$3,821,085	$2,859,017	$282,674	$6,962,776
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
Other income (expense):
Interest expense and other, net	(21,380)	(5,101)	(37,635)	(64,116)
Loss on extinguishment of debt	(4,394)	—	(447)	(4,841)
Segment net income (loss)	81,673	(54,014)	(51,177)	(23,518)
Segment net income (loss) attributable to the Company	$81,673	$(54,014)	$(51,177)	$(23,518)

Total assets as of December 31, 2020	$3,405,590	$949,764	$104,255	$4,459,609
NOTE 19 — SUBSEQUENT EVENTS
Redemptions of Shares of Common Stock
Subsequent to December 31, 2022, the Company redeemed approximately 1.6 million shares for $10.5 million (at an average redemption price of $6.57 per share). The remaining redemption requests received during the three months ended December 31, 2022 totaling approximately 22.9 million shares went unfulfilled.
Investment and Disposition Activity
Subsequent to December 31, 2022, the Company’s investment and disposition activity included the following:
•Sold 151 of the properties under contract for sale pursuant to the Realty Income Purchase and Sale Agreement for total consideration of $779.0 million and a gain of approximately $19.6 million.
•In addition to the properties disposed of pursuant to the Realty Income Purchase and Sale Agreement, the Company disposed of one property and condominium units for an aggregate gross sales price of $3.8 million, resulting in net proceeds of $3.7 million after closing costs and a net gain of approximately $176,000.
•Settled $19.2 million of liquid corporate senior loan purchases, all of which were traded as of December 31, 2022, and settled $873,000 of liquid corporate senior loans sales.
•Funded an aggregate amount of $16.9 million to 14 of the Company’s first mortgage loans.
•Invested $15.5 million in two corporate senior loans and upsized a corporate senior loan by $1.7 million to a third-party.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•Received $49.0 million of proceeds upon the pay down of the Company’s position in two different tranches of a CMBS instrument.
•The extension option was exercised on one of the Company’s first mortgage loans for $50.7 million that was initially set to mature on February 1, 2023, extending the date of maturity to February 1, 2024.
Financing Activity
Subsequent to December 31, 2022, the Company’s financing activity included the following:
•In connection with the sale of properties pursuant to the Realty Income Purchase and Sale Agreement noted above, the Company repaid $105.8 million on the first lien mortgage loan, legally defeased a mortgage loan with an outstanding balance of $23.7 million, and paid down $240.0 million of the outstanding balance under the CMFT Credit Facility and terminated the CMFT Credit Facility.
•Repaid $18.5 million of borrowings under the Company’s mortgage loans and repaid $16.2 million on the first lien mortgage loan.
•Increased aggregate borrowings by $15.9 million and repaid $33.0 million of borrowings under the Repurchase Facilities.
•Entered into a new financing facility with Ally Bank that provides up to $300.0 million in financing, which may be increased to an aggregate principal amount up to $500.0 million, pursuant to the revolving loan and security agreement.

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
					Which Carried
			Buildings, Fixtures and	Total Adjustment	At December 31, 2022	Accumulated Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Real Estate Held for Investment the Company has Invested in Under Operating Leases:
24 Hour Fitness
Orlando, FL	(h)	$2,825	$6,157	$—	$8,982	$195	12/16/2021	2018
AAA Office Park
Hamilton, NJ	(h)	5,427	22,970	—	28,397	837	12/16/2021	2016
Aaron’s Rents:
Arkadelphia, AR	$—	183	491	—	674	55	12/21/2020	2014
Academy Sports:
Cartersville, GA	7,008	4,517	4,574	—	9,091	344	12/21/2020	2014
Actuant Campus:
Columbus, WI	13,121	2,090	14,633	—	16,723	915	12/21/2020	2014
Advance Auto Parts:
Fairmont, NC	516	253	868	—	1,121	64	12/21/2020	2004
Hampton, VA	516	645	655	—	1,300	54	12/21/2020	2015
Ravenswood, WV	—	271	657	(64)	864	15	12/16/2021	1996
AK Steel:
West Chester, OH	—	1,421	21,044	—	22,465	669	12/16/2021	2007
Apex Technologies:
Mason, OH	—	1,288	11,127	—	12,415	347	12/16/2021	2013
Aspen Dental:
Rogers, AR	874	289	1,611	—	1,900	106	12/21/2020	2015
At Home:
Pearland, TX	11,329	3,663	10,305	—	13,968	673	12/21/2020	1994
Bank of America:
Fairview Park, OH	(h)	714	1,220	—	1,934	40	12/16/2021	2014
Bass Pro Shop:
Portage, IN	(h)	1,428	8,414	—	9,842	703	12/21/2020	1983
Tallahassee, FL	6,712	945	5,713	—	6,658	1,512	8/20/2013	2013
BJ's Wholesale Club:
Fort Myers, FL	20,018	5,331	21,692	—	27,023	1,202	12/21/2020	2018
Roanoke, VA	15,672	4,509	14,545	—	19,054	829	11/25/2020	2018
Bob Evans:
Akron, OH	(h)	447	1,537	—	1,984	272	4/28/2017	2007
Anderson, IN	(h)	912	1,455	—	2,367	262	4/28/2017	1984
Austintown, OH	(h)	305	1,426	—	1,731	271	4/28/2017	1995
Birch Run, MI	(h)	733	1,192	—	1,925	221	4/28/2017	2008
Blue Ash, OH	(h)	628	1,429	—	2,057	293	4/28/2017	1994
Chardon, OH	(h)	333	682	—	1,015	137	4/28/2017	2003
Chillicothe, OH	(h)	557	1,524	—	2,081	280	4/28/2017	1998
Columbus, OH	(h)	523	1,376	—	1,899	261	4/28/2017	2003
Dayton, OH	(h)	325	1,438	—	1,763	280	4/28/2017	1998
Defiance, OH	—	501	2,781	—	3,282	86	12/16/2021	2011
Dover, OH	—	552	1,930	—	2,482	57	12/16/2021	2013
Dundee, MI	—	526	1,298	—	1,824	41	12/16/2021	2011
Florence, KY	(h)	496	1,876	—	2,372	358	4/28/2017	1991
Gallipolis, OH	2,735	529	2,963	—	3,492	162	12/21/2020	2003
Hagerstown, MD	2,565	490	2,789	—	3,279	159	12/21/2020	1989
Hamilton, OH	—	446	2,359	—	2,805	66	12/16/2021	2014
Holland, MI	(h)	314	1,367	—	1,681	258	4/28/2017	2004
Hummelstown, PA	—	1,029	2,283	—	3,312	66	12/16/2021	2013
Huntersville, NC	(h)	751	657	—	1,408	120	4/28/2017	2008
Hurricane, WV	(h)	297	1,654	—	1,951	284	4/28/2017	1993

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
					Which Carried
			Buildings, Fixtures and	Total Adjustment	At December 31, 2022	Accumulated Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Bob Evans (continued):
Mansfield, OH	$2,284	$495	$2,423	$—	$2,918	$142	12/21/2020	2004
Mayfield Heights, OH	—	847	1,278	—	2,125	39	12/16/2021	2003
Milford, OH	(h)	271	1,498	—	1,769	286	4/28/2017	1987
Monroe, MI	2,218	623	2,177	—	2,800	129	12/21/2020	1998
Monroeville, PA	(h)	1,340	848	—	2,188	148	4/28/2017	1995
Nicholasville, KY	(h)	731	693	—	1,424	123	4/28/2017	1989
North Canton, OH	(h)	859	1,393	—	2,252	265	4/28/2017	2006
Northwood, OH	2,558	514	2,760	—	3,274	155	12/21/2020	1998
Peoria, IL	902	620	524	—	1,144	43	12/21/2020	1995
Piqua, OH	2,040	413	2,187	—	2,600	125	12/21/2020	1989
Ripley, WV	(h)	269	1,304	—	1,573	240	4/28/2017	1988
Tipp City, OH	(h)	554	1,120	—	1,674	219	4/28/2017	1989
Warsaw, IN	(h)	684	1,222	—	1,906	223	4/28/2017	1993
Bottom Dollar Grocery:
Ambridge, PA	—	519	2,985	—	3,504	702	11/5/2013	2012
BrightView Health:
Danville, VA	—	274	1,514	(1,062)	726	73	4/29/2014	2014
Burger King:
Midwest City, OK	733	736	810	—	1,546	28	12/16/2021	2014
Yukon, OK	1,220	500	1,141	—	1,641	72	12/21/2020	1989
Burlington Coat Factory:
Bangor, ME	—	1,820	2,549	—	4,369	237	12/21/2020	2014
Cabela's:
Acworth, GA	21,888	4,979	18,775	—	23,754	2,723	9/25/2017	2014
Avon, OH	12,486	2,755	10,751	—	13,506	1,584	9/25/2017	2016
La Vista, NE	21,223	3,260	16,923	—	20,183	2,361	9/25/2017	2006
Sun Prairie, WI	16,063	3,373	14,058	—	17,431	2,150	9/25/2017	2015
Caliber Collision Center:
Fredericksburg, VA	3,659	1,807	2,292	—	4,099	171	7/22/2020	2019
Houston, TX	(h)	581	6,284	—	6,865	179	12/16/2021	2016
Lake Jackson, TX	2,920	800	2,974	—	3,774	200	12/21/2020	2006
Richmond, VA	4,273	1,453	3,323	—	4,776	259	7/30/2020	2020
San Antonio, TX	(h)	371	5,284	—	5,655	146	12/16/2021	2015
San Antonio, TX	3,973	691	4,458	—	5,149	275	12/21/2020	2019
San Antonio, TX	1,301	622	832	—	1,454	182	6/4/2014	2014
Venice, FL	(h)	878	4,181	—	5,059	118	12/16/2021	2015
Williamsburg, VA	3,740	1,418	2,800	—	4,218	213	6/12/2020	2020
Wylie, TX	3,179	816	2,690	—	3,506	608	2/10/2015	2014
Camping World:
Fort Myers, FL	11,288	3,226	11,832	—	15,058	794	12/21/2020	1987
CarMax:
Tinley Park, IL	—	7,296	22,949	—	30,245	690	12/16/2021	1998
Carrier Rental Systems:
Houston, TX	—	935	3,199	—	4,134	90	12/16/2021	2006
Cash & Carry:
Salt Lake City, UT	3,940	863	4,149	—	5,012	243	12/21/2020	2006
Chase:
Hanover Township, NJ	1,054	2,192	—	—	2,192	—	12/18/2013	2012
Chick-Fil-A:
Dickson City, PA	1,974	1,113	7,946	(7,817)	1,242	276	6/30/2014	2013

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
					Which Carried
			Buildings, Fixtures and	Total Adjustment	At December 31, 2022	Accumulated Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Costco:
Tallahassee, FL	(h)	$9,497	$—	$—	$9,497	$—	12/11/2012	2006
CVS:
Arnold, MO	$4,007	2,043	2,367	—	4,410	551	12/13/2013	2013
Asheville, NC	(h)	1,108	1,084	—	2,192	305	4/26/2012	1998
Austin, TX	(h)	1,433	2,251	—	3,684	63	12/16/2021	1997
Austin, TX	4,369	1,076	3,475	—	4,551	803	12/13/2013	2013
Bloomington, IN	4,458	1,620	2,957	—	4,577	688	12/13/2013	2012
Blue Springs, MO	2,957	395	2,722	—	3,117	633	12/13/2013	2013
Bridgeton, MO	4,007	2,056	2,362	—	4,418	549	12/13/2013	2013
Charleston, SC	(h)	869	1,009	—	1,878	285	4/26/2012	1998
Chesapeake, VA	3,267	1,044	3,053	—	4,097	725	12/13/2013	2013
Chicago, IL	(h)	1,832	4,255	—	6,087	1,041	3/20/2013	2008
Cicero, IN	3,474	487	3,099	—	3,586	720	12/13/2013	2013
Corpus Christi, TX	(h)	648	2,557	—	3,205	696	4/19/2012	1998
Danville, IN	(h)	424	2,105	99	2,628	489	7/16/2014	1998
Eminence, KY	3,504	872	2,511	—	3,383	577	12/13/2013	2013
Erie, PA	(h)	944	1,954	—	2,898	54	12/16/2021	1999
Goose Creek, SC	2,853	1,022	1,980	—	3,002	456	12/13/2013	2013
Greenwood, IN	4,251	912	3,549	61	4,522	853	7/11/2013	1999
Hanover Township, NJ	(h)	4,746	—	—	4,746	—	12/18/2013	2012
Hazlet, NJ	5,995	3,047	3,610	—	6,657	835	12/13/2013	2013
Hillcrest Heights, MD	3,874	1,817	2,989	71	4,877	707	9/30/2013	2001
Honesdale, PA	4,140	1,206	3,342	—	4,548	796	12/13/2013	2013
Independence, MO	2,447	359	2,242	—	2,601	523	12/13/2013	2013
Indianapolis, IN	3,393	1,110	2,484	—	3,594	577	12/13/2013	2013
Irving, TX	3,615	745	3,034	—	3,779	796	10/5/2012	2000
Janesville, WI	3,075	736	2,545	—	3,281	591	12/13/2013	2013
Katy, TX	3,156	1,149	2,462	—	3,611	560	12/13/2013	2013
Lincoln, NE	(h)	2,534	3,014	—	5,548	698	12/13/2013	2013
London, KY	4,177	1,445	2,661	—	4,106	636	9/10/2013	2013
Mansfield, OH	(h)	371	2,169	—	2,540	59	12/16/2021	1998
Middletown, NY	(h)	665	5,483	—	6,148	1,257	12/13/2013	2013
North Wilkesboro, NC	2,321	332	2,369	73	2,774	558	10/25/2013	1999
Poplar Bluff, MO	3,733	1,861	2,211	—	4,072	517	12/13/2013	2013
Riverton, NJ	(h)	1,217	5,553	124	6,894	313	12/21/2020	2007
Salem, NH	5,263	3,456	2,351	—	5,807	540	11/18/2013	2013
San Antonio, TX	3,327	1,893	1,848	—	3,741	435	12/13/2013	2013
Sand Springs, OK	3,593	1,765	2,283	—	4,048	535	12/13/2013	2013
Santa Fe, NM	6,276	2,243	4,619	—	6,862	1,057	12/13/2013	2013
Sedalia, MO	2,609	466	2,318	—	2,784	540	12/13/2013	2013
St. John, MO	3,777	1,546	2,601	—	4,147	604	12/13/2013	2013
Vineland, NJ	3,570	813	2,926	—	3,739	701	12/13/2013	2010
Waynesboro, VA	3,290	986	2,708	—	3,694	630	12/13/2013	2013
West Monroe, LA	3,437	1,738	2,136	—	3,874	500	12/13/2013	2013
Wisconsin Rapids, WI	(h)	707	3,262	—	3,969	91	12/16/2021	2013
Davita:
Austell, GA	—	777	913	—	1,690	29	12/16/2021	2009
Dick’s Sporting Goods:
Oklahoma City, OK	3,218	685	10,587	—	11,272	2,961	12/31/2012	2012

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
					Which Carried
			Buildings, Fixtures and	Total Adjustment	At December 31, 2022	Accumulated Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Dollar General:
Erie, IL	(h)	$549	$531	$—	$1,080	$27	12/16/2021	2016
Glouster, OH	(h)	220	1,276	—	1,496	84	12/21/2020	2015
New Richland, MN	(h)	327	685	—	1,012	31	12/16/2021	2016
Parchment, MI	(h)	168	1,162	—	1,330	253	6/25/2014	2014
Pine River, MN	(h)	215	963	—	1,178	39	12/16/2021	2016
Russell, KS	(h)	54	899	—	953	205	8/5/2014	2014
St. Louis, MO	$—	229	1,102	—	1,331	266	12/31/2013	2013
Starbuck, MN	(h)	345	733	—	1,078	33	12/16/2021	2016
Trimble, MO	(h)	311	830	—	1,141	35	12/16/2021	2016
Wheaton, MN	(h)	205	854	—	1,059	33	12/16/2021	2016
Winthrop, MN	(h)	216	767	—	983	31	12/16/2021	2016
Duluth Trading:
Arlington, TX	—	1,574	3,918	—	5,492	120	12/16/2021	2018
Denton, TX	3,715	1,662	2,918	—	4,580	184	12/21/2020	2017
Madison, AL	3,800	1,174	3,603	—	4,777	223	12/21/2020	2019
Noblesville, IN	3,711	1,212	3,436	—	4,648	233	12/21/2020	2003
Wichita, KS	—	1,433	2,757	—	4,190	88	12/16/2021	2019
Family Dollar:
Bearden, AR	—	52	760	—	812	61	12/21/2020	2014
Centreville, AL	—	110	669	—	779	26	12/16/2021	2013
Danville, VA	—	468	422	—	890	22	12/16/2021	2013
Darby, MT	845	356	865	26	1,247	34	12/16/2021	2014
Denton, NC	—	433	434	—	867	22	12/16/2021	2012
DeRidder, LA	—	290	790	—	1,080	31	12/16/2021	2014
Hampton, AR	624	112	689	—	801	29	12/16/2021	2014
Hobbs, NM	602	243	1,084	—	1,327	88	12/21/2020	2006
Londonderry, OH	—	154	1,166	—	1,320	41	12/16/2021	2014
Morgan, UT	495	235	1,068	—	1,303	82	12/21/2020	2013
New Roads, LA	430	190	674	—	864	64	12/21/2020	2015
Roswell, NM	545	199	921	—	1,120	82	12/21/2020	2014
Salina, UT	538	211	1,262	—	1,473	93	12/21/2020	2014
Tatum, NM	671	220	675	—	895	28	12/16/2021	2014
West Portsmouth, OH	—	290	664	—	954	29	12/16/2021	2004
Food 4 Less:
Atwater, CA	3,175	1,383	5,271	345	6,999	1,380	11/27/2013	2002
Fresh Thyme:
Lafayette, IN	—	1,173	6,316	—	7,489	360	12/21/2020	2006
Ypsilanti, MI	—	3,168	5,719	—	8,887	364	12/21/2020	2017
Giant Eagle:
Seven Fields, PA	6,615	1,574	13,659	355	15,588	3,062	5/7/2014	2005
H&E Equipment Services:
Albuquerque, NM	(h)	1,355	4,622	—	5,977	158	12/16/2021	2016
Fort Myers, FL	(h)	1,245	4,841	—	6,086	167	12/16/2021	2017
Suwanee, GA	(h)	1,818	2,813	—	4,631	120	12/16/2021	2016
Hobby Lobby:
Cadillac, MI	(h)	628	4,597	—	5,225	162	12/16/2021	2016
Lewisville, TX	4,458	2,184	8,977	—	11,161	2,251	11/26/2013	2013

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
					Which Carried
			Buildings, Fixtures and	Total Adjustment	At December 31, 2022	Accumulated Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Hobby Lobby (continued):
Sedalia, MO	(h)	$781	$3,645	$—	$4,426	$151	12/16/2021	2007
Watertown, SD	(h)	1,055	4,226	—	5,281	156	12/16/2021	2017
Willmar, MN	(h)	1,079	4,615	—	5,694	170	12/16/2021	2017
Jewel-Osco:
Plainfield, IL	$8,819	—	—	11,151	11,151	1,122	11/14/2018	2001
Spring Grove, IL	(h)	991	11,361	—	12,352	334	12/16/2021	2007
Wood Dale, IL	—	4,069	7,800	—	11,869	240	12/16/2021	2005
Kloeckner:
University Park, IL	—	862	13,540	—	14,402	407	12/16/2021	2016
Kohl's:
Charlottesville, VA	10,889	3,929	12,280	—	16,209	2,694	7/28/2014	2011
Eagan, MN	3,361	3,581	3,751	—	7,332	296	12/21/2020	1996
Easton, MD	3,763	2,962	2,661	—	5,623	468	12/2/2015	1992
Kroger:
Bay City, MI	2,272	718	5,057	—	5,775	368	12/21/2020	1994
Shelton, WA	8,989	1,180	11,040	—	12,220	2,791	4/30/2014	1994
Kum & Go:
Cedar Rapids, IA	—	771	2,493	—	3,264	82	12/16/2021	2011
Conway, AR	3,216	510	2,577	—	3,087	559	6/13/2014	2014
LA Fitness:
Bloomfield Township, MI	3,691	2,287	10,075	—	12,362	2,709	6/21/2013	2008
Columbus, OH	4,745	1,013	6,734	—	7,747	1,430	4/29/2015	2014
New Lenox, IL	3,304	1,965	6,257	19	8,241	1,150	12/21/2015	2015
Pawtucket, RI	(h)	5,945	8,012	—	13,957	237	12/16/2021	2015
Rock Hill, SC	(h)	780	7,590	—	8,370	230	12/16/2021	2015
Levin Furniture:
Monroeville, PA	(h)	1,385	9,017	—	10,402	274	12/16/2021	2004
Lowe's:
Adrian, MI	3,713	2,604	5,036	30	7,670	1,626	9/27/2013	1996
Alpharetta, GA	8,407	7,979	9,630	403	18,012	2,155	5/29/2015	1998
Asheboro, NC	7,023	1,098	6,722	—	7,820	1,549	6/23/2014	1994
Cincinnati, OH	11,768	14,092	—	8	14,100	—	2/10/2014	2001
Columbia, SC	9,869	3,943	6,353	750	11,046	1,876	9/12/2013	1994
Covington, LA	9,137	10,233	—	—	10,233	—	8/20/2014	2002
Fremont, OH	(h)	3,244	6,071	—	9,315	242	12/16/2021	1996
Hermitage, PA	5,941	2,279	12,579	—	14,858	785	12/21/2020	2016
Lilburn, GA	8,256	8,817	9,380	385	18,582	2,088	5/29/2015	1999
Mansfield, OH	7,880	873	8,256	26	9,155	1,950	6/12/2014	1992
Marietta, GA	14,459	7,471	8,404	392	16,267	1,899	5/29/2015	1997
North Dartmouth, MA	(h)	6,774	17,384	—	24,158	546	12/16/2021	2004
Oxford, AL	10,778	1,668	7,622	369	9,659	2,284	6/28/2013	1999
Tuscaloosa, AL	7,865	4,908	4,786	9	9,703	1,260	10/29/2013	1993
Woodstock, GA	14,895	7,316	8,879	392	16,587	2,003	5/29/2015	1997
Zanesville, OH	9,181	2,161	8,375	297	10,833	2,093	12/11/2013	1995

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
					Which Carried
			Buildings, Fixtures and	Total Adjustment	At December 31, 2022	Accumulated Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
McAlister's Deli:
Lawton, OK	$2,125	$805	$1,057	$—	$1,862	$253	5/1/2014	2013
Merchants Tire & Auto:
Wake Forest, NC	2,816	782	1,730	—	2,512	332	9/1/2015	2005
Mister Car Wash:
Athens, AL	2,536	383	1,150	—	1,533	176	9/12/2017	2008
Decatur, AL	1,242	257	559	—	816	92	9/12/2017	2005
Decatur, AL	2,824	486	1,253	—	1,739	219	9/12/2017	2014
Decatur, AL	1,449	359	1,152	—	1,511	199	9/12/2017	2007
Hartselle, AL	1,042	360	569	—	929	97	9/12/2017	2007
Hudson, FL	—	1,229	1,562	—	2,791	46	12/16/2021	2007
Madison, AL	3,866	562	1,139	—	1,701	202	9/12/2017	2012
Spring Hill, FL	—	1,123	2,770	—	3,893	76	12/16/2021	2008
National Tire & Battery:
Cedar Hill, TX	(h)	469	1,951	—	2,420	502	12/18/2012	2006
Cypress, TX	2,824	910	2,224	—	3,134	458	9/1/2015	2005
Flower Mound, TX	3,009	779	2,449	—	3,228	484	9/1/2015	2005
Fort Worth, TX	(h)	730	2,309	—	3,039	456	9/1/2015	2005
Montgomery, IL	3,046	516	2,494	—	3,010	647	1/15/2013	2007
North Richland Hills, TX	2,698	513	2,579	—	3,092	524	9/1/2015	2005
Pasadena, TX	2,883	908	2,307	—	3,215	475	9/1/2015	2005
Pearland, TX	3,001	1,016	2,040	—	3,056	411	9/1/2015	2005
Plano, TX	3,171	1,292	2,197	—	3,489	441	9/1/2015	2005
Tomball, TX	2,972	838	2,229	—	3,067	446	9/1/2015	2005
Natural Grocers:
Heber City, UT	4,568	1,286	3,727	—	5,013	226	12/21/2020	2017
Idaho Falls, ID	3,585	833	2,316	—	3,149	545	2/14/2014	2013
O'Reilly Automotive:
Bennettsville, SC	1,190	361	1,207	—	1,568	82	12/21/2020	2015
Clayton, GA	1,308	501	945	—	1,446	170	1/29/2016	2015
Fayetteville, NC	(h)	331	1,620	—	1,951	47	12/16/2021	2012
Flowood, MS	1,353	506	1,288	—	1,794	85	12/21/2020	2014
Iron Mountain, MI	1,220	249	1,400	—	1,649	94	12/21/2020	2014
Patriot Urgent Care:
Eldersburg, MD	(h)	557	876	288	1,721	176	4/28/2017	2000
PetSmart:
McAllen, TX	2,804	2,352	1,309	(1,742)	1,919	—	12/16/2021	1995
Wilkesboro, NC	1,054	447	1,710	—	2,157	490	4/13/2012	2011
Pick 'N Save:
Pewaukee, WI	4,293	1,323	6,761	257	8,341	1,733	8/13/2014	1999
Sheboygan, WI	—	2,003	10,695	—	12,698	2,906	9/6/2012	2012
South Milwaukee, WI	3,469	1,126	5,706	362	7,194	1,356	11/6/2013	2005
Pier 7 Juicy Seafood & Bar:
Lancaster, TX	(h)	1,203	1,620	131	2,954	459	10/23/2012	2011

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
					Which Carried
			Buildings, Fixtures and	Total Adjustment	At December 31, 2022	Accumulated Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Popeyes:
Independence, MO	$1,168	$333	$680	$—	$1,013	$151	6/27/2014	2005
Raising Cane's:
Avondale, AZ	—	1,774	2,381	—	4,155	70	12/16/2021	2013
Murphy, TX	1,412	495	2,853	—	3,348	172	12/21/2020	1994
Reno, NV	3,312	1,841	2,259	—	4,100	140	12/21/2020	2014
Republic Services:
Scottsdale, AZ	(h)	11,460	36,231	—	47,691	1,215	12/16/2021	2016
Safeway:
Juneau, AK	10,830	6,174	8,791	—	14,965	558	12/21/2020	2017
Schumacher Homes:
Troy, OH	(h)	992	1,577	(1,383)	1,186	130	10/23/2012	2011
Siemens:
Milford, OH	10,328	4,137	23,153	—	27,290	2,040	12/21/2020	1991
Sleepy's:
Roanoke Rapids, NC	—	339	1,240	—	1,579	38	12/16/2021	2015
Snider Fleet Solutions:
Decatur, AL	1,257	365	1,461	—	1,826	48	12/16/2021	1998
Spinx:
Simpsonville, SC	1,804	591	969	—	1,560	243	1/24/2013	2012
Sprouts:
Lawrence, KS	6,838	762	8,111	—	8,873	474	12/21/2020	2001
Steinhafels:
Greenfield, WI	7,392	1,783	7,643	—	9,426	438	12/21/2020	1991
Madison, WI	(h)	3,227	8,531	—	11,758	260	12/16/2021	2017
Stop & Shop:
North Kingstown, RI	(h)	639	2,057	—	2,696	121	12/21/2020	1979
Sunbelt Rentals:
Canton, OH	803	148	1,679	331	2,157	545	10/24/2013	2013
Sunoco:
Lake Worth, FL	3,533	580	1,907	—	2,487	465	4/12/2013	2011
Palm Beach Gardens, FL	(h)	1,050	2,667	—	3,717	649	4/12/2013	2009
Palm City, FL	3,497	667	1,698	—	2,365	414	4/12/2013	2011
Sebastian, FL	(h)	490	2,128	—	2,618	519	4/12/2013	2009
Titusville, FL	(h)	626	2,534	—	3,160	617	4/12/2013	2009
SuperValu:
Oglesby, IL	(h)	2,505	11,777	—	14,282	437	12/16/2021	1996
Take 5:
Andrews, TX	887	230	862	—	1,092	49	12/21/2020	1994
Bedford, TX	906	283	837	—	1,120	58	12/21/2020	2009
Burleson, TX	1,127	471	936	—	1,407	62	12/21/2020	1994
Burleson, TX	832	201	837	—	1,038	50	12/21/2020	2010
Burleson, TX	647	394	407	—	801	49	12/21/2020	2003
Cedar Hill, TX	795	250	705	—	955	44	12/21/2020	1985
Hereford, TX	832	50	995	—	1,045	56	12/21/2020	1993

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
					Which Carried
			Buildings, Fixtures and	Total Adjustment	At December 31, 2022	Accumulated Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Take 5 (continued):
Irving, TX	$462	$120	$445	$—	$565	$27	12/21/2020	1989
Irving, TX	832	210	818	—	1,028	49	12/21/2020	1987
Lubbock, TX	1,275	151	1,428	—	1,579	78	12/21/2020	2002
Midland, TX	1,682	192	1,861	—	2,053	101	12/21/2020	1995
Mineral Wells, TX	1,127	131	1,263	—	1,394	70	12/21/2020	2019
Teradata:
Miami Township, OH	—	1,615	5,250	—	6,865	200	12/16/2021	2010
TGI Friday's:
Chesapeake, VA	2,698	1,217	1,388	—	2,605	316	6/27/2014	2003
Wilmington, DE	2,765	1,685	969	—	2,654	224	6/27/2014	1991
The Toro Company:
Windom, MN	(h)	292	10,651	—	10,943	364	12/16/2021	2016
Time Warner:
Streetsboro, OH	3,397	1,009	5,602	—	6,611	174	12/16/2021	2003
Tire Kingdom:
Bluffton, SC	2,380	645	1,688	—	2,333	324	9/1/2015	2005
Summerville, SC	2,181	1,208	1,233	—	2,441	245	9/1/2015	2005
Title Resource Group:
Mount Laurel, NJ	—	3,129	8,491	—	11,620	379	12/16/2021	2004
TJ Maxx:
Danville, IL	—	463	2,048	—	2,511	90	12/16/2021	2013
Tractor Supply:
Ashland, VA	3,060	500	2,696	175	3,371	670	11/22/2013	2013
Augusta, KS	1,405	407	2,315	175	2,897	570	1/10/2014	2013
Blytheville, AR	2,587	780	2,660	175	3,615	205	12/21/2020	2002
Cambridge, MN	1,154	807	1,272	203	2,282	438	5/14/2012	2012
Canon City, CO	1,777	597	2,527	175	3,299	656	11/30/2012	2012
Carlyle, IL	2,366	707	2,386	175	3,268	201	12/21/2020	2015
Fortuna, CA	2,602	568	3,819	175	4,562	898	6/27/2014	2014
Logan, WV	3,012	597	3,232	175	4,004	215	12/21/2020	2006
Lumberton, NC	1,383	611	2,007	175	2,793	569	5/24/2013	2013
Marion, IN	1,319	1,536	1,099	175	2,810	286	2/19/2014	2004
Midland, NC	1,383	865	2,182	175	3,222	175	12/21/2020	2013
Monticello, FL	1,548	448	1,916	175	2,539	542	6/20/2013	2013
Shelbyville, IL	2,351	586	2,576	175	3,337	195	12/21/2020	2017
South Hill, VA	1,448	630	2,179	175	2,984	580	6/24/2013	2011
Weaverville, NC	2,394	867	3,138	294	4,299	816	9/13/2013	2006
Woodward, OK	1,405	446	1,973	175	2,594	532	11/19/2013	2013
Trader Joe's:
Asheville, NC	3,197	2,770	3,766	—	6,536	951	10/22/2013	2013
Columbia, SC	2,996	2,308	2,597	—	4,905	746	3/28/2013	2012
Wilmington, NC	2,659	2,016	2,519	—	4,535	797	6/27/2013	2012

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
					Which Carried
			Buildings, Fixtures and	Total Adjustment	At December 31, 2022	Accumulated Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Ulta Salon:
Albany, GA	$1,097	$441	$1,757	$—	$2,198	$407	5/8/2014	2013
Greeley, CO	1,383	596	2,035	—	2,631	423	3/31/2015	2014
United Oil:
Bellflower, CA	1,937	1,246	788	—	2,034	165	9/30/2014	2001
Brea, CA	2,905	2,393	658	—	3,051	137	9/30/2014	1984
Carson, CA	5,404	2,354	4,821	—	7,175	291	12/21/2020	1958
El Cajon, CA	1,870	1,533	568	—	2,101	119	9/30/2014	2008
El Cajon, CA	1,663	1,225	368	—	1,593	77	9/30/2014	2000
El Monte, CA	—	766	510	—	1,276	106	9/30/2014	1994
Escondido, CA	—	3,514	1,062	—	4,576	221	9/30/2014	2002
Fallbrook, CA	3,570	1,266	3,458	—	4,724	189	12/21/2020	1958
Glendale, CA	—	4,871	795	—	5,666	166	9/30/2014	1999
Harbor City, CA	3,327	1,359	3,047	—	4,406	170	12/21/2020	2014
Hawthorne, CA	2,011	896	1,764	—	2,660	99	12/21/2020	2001
Inglewood, CA	—	1,809	878	—	2,687	183	9/30/2014	1997
La Habra, CA	2,425	1,971	571	—	2,542	119	9/30/2014	2000
Lakewood, CA	3,696	2,499	2,400	—	4,899	147	12/21/2020	1973
Lawndale, CA	2,218	1,462	862	—	2,324	180	9/30/2014	2001
Long Beach, CA	2,772	1,088	2,582	—	3,670	146	12/21/2020	1990
Long Beach, CA	—	2,778	883	—	3,661	184	9/30/2014	1972
Los Angeles, CA	—	2,334	717	—	3,051	149	9/30/2014	2002
Los Angeles, CA	—	3,552	1,242	—	4,794	259	9/30/2014	2002
Los Angeles, CA	—	2,745	669	—	3,414	139	9/30/2014	1998
Los Angeles, CA	—	3,930	428	—	4,358	89	9/30/2014	2005
Los Angeles, CA	3,253	1,927	1,484	—	3,411	309	9/30/2014	2007
Los Angeles, CA	2,772	2,182	701	—	2,883	146	9/30/2014	1964
Los Angeles, CA	3,807	2,435	2,614	—	5,049	148	12/21/2020	1982
Los Angeles, CA	4,154	2,016	3,486	—	5,502	190	12/21/2020	1965
Madera, CA	(h)	1,500	3,804	—	5,304	628	9/27/2019	2018
Norco, CA	3,186	1,852	1,489	—	3,341	310	9/30/2014	1995
Poway, CA	—	3,072	705	—	3,777	147	9/30/2014	1960
San Clemente, CA	4,221	2,036	3,561	—	5,597	199	12/21/2020	1973
San Diego, CA	2,284	1,362	1,662	—	3,024	98	12/21/2020	1959
San Diego, CA	3,600	1,547	3,218	—	4,765	178	12/21/2020	2011
San Diego, CA	4,916	2,409	4,105	—	6,514	239	12/21/2020	1976
San Diego, CA	—	2,977	1,448	—	4,425	301	9/30/2014	1984
San Diego, CA	2,632	1,877	883	—	2,760	184	9/30/2014	2006
San Diego, CA	—	1,824	382	—	2,206	80	9/30/2014	2006
Santa Ana, CA	2,565	1,629	1,766	—	3,395	105	12/21/2020	2000
Santa Clarita, CA	—	4,787	733	—	5,520	152	9/30/2014	2001
Sun City, CA	—	1,136	1,421	—	2,557	296	9/30/2014	1984
Vista, CA	2,284	2,063	334	—	2,397	69	9/30/2014	1986

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
					Which Carried
			Buildings, Fixtures and	Total Adjustment	At December 31, 2022	Accumulated Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
United Oil (continued):
Vista (Vista), CA	$2,218	$2,028	$418	$—	$2,446	$88	9/30/2014	2010
Whittier, CA	2,491	1,629	985	—	2,614	206	9/30/2014	1997
Urban Air Adventure Park:
Waukesha, WI	7,030	3,408	12,918	666	16,992	2,797	9/29/2014	2007
Vacant:
Appleton, WI	—	895	1,026	(1,194)	727	34	11/18/2015	2015
Sanford, FL	—	1,031	1,807	(1,861)	977	53	10/23/2012	1999
Walker, LA	—	899	3,910	(2,849)	1,960	—	6/27/2014	1999
Willmar, MN	—	200	1,279	—	1,479	252	3/25/2015	2014
Valeo North American HQ:
Troy, MI	(h)	1,880	9,813	—	11,693	464	12/16/2021	2007
Valeo Production Facility:
East Liberty, OH	—	357	4,989	46	5,392	173	12/16/2021	2016
Valvoline HQ:
Lexington, KY	(h)	5,558	41,234	—	46,792	1,686	12/16/2021	2016
Walgreens:
Austintown, OH	3,600	637	4,173	—	4,810	990	8/19/2013	2002
Clinton, MI	4,065	1,977	4,232	—	6,209	254	12/21/2020	1997
Connelly Springs, NC	(h)	1,349	3,628	—	4,977	882	8/27/2013	2012
Coweta, OK	(h)	897	3,303	—	4,200	92	12/16/2021	2009
Danville, VA	4,849	989	4,547	—	5,536	1,222	12/24/2012	2012
Dearborn Heights, MI	6,113	2,236	3,411	—	5,647	833	7/9/2013	2008
East Chicago, IN	—	331	5,242	—	5,573	1,102	8/8/2014	2005
Fort Madison, IA	3,511	514	3,723	—	4,237	892	9/20/2013	2008
Harrison, AR	4,589	1,237	5,424	—	6,661	309	12/21/2020	2007
Indianapolis, IN	4,446	1,212	5,484	—	6,696	312	12/21/2020	1996
Las Vegas, NV	3,896	2,325	3,262	70	5,657	787	9/26/2013	1999
Lawton, OK	2,791	860	2,539	106	3,505	631	7/3/2013	1998
Lees Summit, MO	4,042	1,205	4,884	—	6,089	288	12/21/2020	2014
Little Rock, AR	4,435	548	4,676	—	5,224	1,002	6/30/2014	2011
Lubbock, TX	3,567	565	3,257	103	3,925	860	10/11/2012	2000
Lubbock, TX	3,142	531	2,951	102	3,584	774	10/11/2012	1998
Metropolis, IL	4,132	284	4,991	—	5,275	1,049	8/8/2014	2009
Reidsville, NC	(h)	722	5,117	—	5,839	141	12/16/2021	2008
Sacramento, CA	3,260	324	2,669	—	2,993	598	6/30/2014	2008
San Antonio, TX	6,967	1,417	7,932	—	9,349	429	12/21/2020	2005
Siloam Springs, AR	3,709	936	4,367	—	5,303	256	12/21/2020	1999
Slidell, LA	2,924	757	3,557	—	4,314	218	12/21/2020	2000
Springfield, IL	—	830	3,619	—	4,449	989	5/14/2012	2007
St. Louis, MO	2,430	355	3,149	—	3,504	89	12/16/2021	2007
Suffolk, VA	4,066	1,261	3,461	—	4,722	994	5/14/2012	2007
Walmart:
Anderson, SC	9,625	2,424	9,719	—	12,143	1,739	11/5/2015	2015
Florence, SC	8,915	2,013	9,225	—	11,238	1,643	11/5/2015	2015

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
					Which Carried
			Buildings, Fixtures and	Total Adjustment	At December 31, 2022	Accumulated Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Walmart (continued):
Randallstown, MD	(h)	$8,382	$23,365	$—	$31,747	$734	12/16/2021	2012
Tallahassee, FL	$11,196	14,823	—	—	14,823	—	12/11/2012	2008
Weasler Engineering:
West Bend, WI	(h)	1,019	13,390	—	14,409	484	12/16/2021	2016
Wendy's:
Grafton, VA	1,597	539	894	—	1,433	200	6/27/2014	1985
Westminster, CO	724	596	1,108	—	1,704	246	6/27/2014	1986
West Marine:
Chicago, IL	—	4,442	8,698	—	13,140	486	12/21/2020	2005
Panama City, FL	1,383	676	2,220	—	2,896	539	4/24/2015	2014
Pensacola, FL	1,405	1,107	3,397	—	4,504	798	2/27/2015	2015
Winn-Dixie:
Amite, LA	1,197	1,479	1,691	—	3,170	192	12/21/2020	2000
	$921,520	$581,304	$1,457,571	$2,822	$2,041,696	$179,855

____________________________________
(a)Initial costs exclude subsequent impairment charges.
(b)Consists of capital expenditures and real estate development costs, and impairment charges.
(c)The aggregate cost for federal income tax purposes was $2.0 billion.
(d)The following is a reconciliation of total real estate carrying value for the years ended December 31 (in thousands):

	2022	2021	2020
Balance, beginning of period	$2,362,175	$3,371,926	$2,530,311
Additions
Acquisitions	—	752,272	738,172
Improvements	1,245	3,785	192,591
Assets placed back into service	—	—	200,758
Total additions	$1,245	$756,057	$1,131,521
Less: Deductions
Cost of real estate sold	305,071	426,436	83,144
Other (including provisions for impairment of real estate assets)	16,653	1,339,372	206,762
Total deductions	321,724	1,765,808	289,906
Balance, end of period	$2,041,696	$2,362,175	$3,371,926
(e)Gross intangible lease assets of $276.7 million and the associated accumulated amortization of $91.1 million are not reflected in the table above.

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
(in thousands)
(f)The following is a reconciliation of accumulated depreciation for the years ended December 31 (in thousands):

	2022	2021	2020
Balance, beginning of period	$158,354	$298,364	$243,122
Additions
Acquisitions - Depreciation expense for building, acquisitions costs and tenant improvements acquired	41,627	61,868	56,218
Improvements - Depreciation expense for tenant improvements and building equipment	5,270	5,140	2,280
Total additions	$46,897	$67,008	$58,498
Deductions
Cost of real estate sold	22,508	43,600	10,108
Other (including provisions for impairment of real estate assets)	2,888	163,418	(6,852)
Total deductions	25,396	207,018	3,256
Balance, end of period	$179,855	$158,354	$298,364
(g)The Company’s assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, buildings are depreciated over 40 years, site improvements are amortized over 15 years and tenant improvements are amortized over the remaining life of the lease or the useful life, whichever is shorter.
(h)Property is included in the CMFT Credit Facility’s borrowing base. As of December 31, 2022, the Company had $205.0 million outstanding under the CMFT Credit Facility.

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE
(in thousands)

								Principal
							Carrying	Amount of
							Amount of	Loans Subject
			Final	Periodic		Face	Mortgages at	to Delinquent
		Interest	Maturity	Payment	Prior	Amount of	December 31,	Principal or
Loan Type	Description / Location	Rate (a)	Date (b)	Terms (c)	Liens	Mortgages	2022 (d)	"Interest"

First mortgage loan	Office / Duluth, Georgia	+ 3.15%	2/1/2025	P/I	N/A	$50,734	$50,618	$—
First mortgage loan	Office / Dallas, Texas	+ 3.75%	9/8/2025	P/I	N/A	84,377	83,787	—
First mortgage loan	Office / Orlando, Florida	+ 4.00%	10/9/2025	P/I	N/A	72,930	72,745	—
First mortgage loan	Office / San Diego, California	+ 4.55%	2/7/2027	P/I	N/A	105,252	104,519	—
First mortgage loan	Office / Houston, Texas	+ 2.00%	11/7/2024	P/I	N/A	86,739	86,739	—
First mortgage loan	Office / Houston, Texas	+ 2.55%	11/7/2024	P/I	N/A	15,236	15,236	—
First mortgage loan	Office / San Diego, California	+ 3.80%	6/5/2026	P/I	N/A	105,000	104,461	—
First mortgage loan	Office / Irvine, California	+ 3.45%	7/7/2026	P/I	N/A	170,230	169,176	—
First mortgage loan	Office / Bethesda, Maryland	+ 3.75%	9/16/2026	P/I	N/A	57,390	56,896	—
First mortgage loan	Multifamily / Fort Lauderdale, Florida	+ 1.47% - 6.82%	10/7/2025	P/I	N/A	203,591	202,779	—
First mortgage loan	Multifamily / Los Angeles, California	+ 2.60%	10/7/2025	P/I	N/A	122,857	122,436	—
First mortgage loan	Retail / Queens, New York	+ 4.15%	11/7/2026	P/I	N/A	65,000	64,603	—
First mortgage loan	Multifamily / San Jose, California	+ 2.90%	11/7/2024	P/I	N/A	149,205	148,756	—
First mortgage loan	Multifamily / Arlington, Virginia	+ 2.75%	12/15/2026	P/I	N/A	84,558	84,098	—
First mortgage loan	Multifamily / Brooklyn, New York	+ 3.50%	12/17/2026	P/I	N/A	60,750	60,328	—
First mortgage loan (e)	Multifamily / Brooklyn, New York	+ 3.50%	12/17/2026	P/I	N/A	20,250	20,109	—
First mortgage loan	Office / McLean, Virginia	+ 3.30%	2/5/2027	P/I	N/A	125,664	124,589	—
First mortgage loan	Multifamily / Gainesville, Florida	+ 3.20%	1/7/2027	P/I	N/A	68,588	68,220	—
First mortgage loan	Office / Medford, Massachusetts	+ 2.90%	1/7/2026	P/I	N/A	130,510	129,441	—
First mortgage loan	Multifamily / Miami, Florida	+ 2.60%	1/7/2027	P/I	N/A	154,000	153,220	—
First mortgage loan	Multifamily / Nashville, Tennessee	+ 3.00%	1/7/2027	P/I	N/A	118,750	118,149	—
First mortgage loan	Office / Tampa, Florida	+ 3.28%	2/7/2027	P/I	N/A	167,500	166,268	—
First mortgage loan	Office / Atlanta, Georgia	+ 3.40%	3/7/2027	P/I	N/A	247,778	245,369	—
First mortgage loan	Office / Phoenix, Arizona	+ 3.34%	4/7/2027	P/I	N/A	295,950	293,204	—
First mortgage loan	Mixed-Use / Alpharetta, Georgia	+ 4.70%	4/7/2027	P/I	N/A	67,833	67,260	—
First mortgage loan	Multifamily / Phoenix, Arizona	+ 3.05%	5/7/2027	P/I	N/A	145,519	144,659	—
First mortgage loan	Office / Washington D.C.	+ 4.00%	6/6/2027	P/I	N/A	188,100	186,582	—
First mortgage loan	Industrial / Spanish Fork, Utah	+ 3.50%	7/7/2025	P/I	N/A	81,000	80,369	—
First mortgage loan	Self Storage / Various	+ 3.95%	9/7/2027	P/I	N/A	61,120	60,577	—
Total loans						$3,306,411	$3,285,193	$—
Current expected credit losses (f)						—	(20,352)	—
Total loans, net						$3,306,411	$3,264,841	$—

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE
(in thousands)

____________________________________
(a)Expressed as a spread over the relevant floating benchmark rates, which include one-month LIBOR, Term SOFR, and the 30-day SOFR average, as applicable to each loan.
(b)Final maturity date assumes all extension options are exercised.
(c)P/I = principal and interest.
(d)The tax basis of the loans included above is $3.3 billion as of December 31, 2022.
(e)As of December 31, 2022, the first mortgage loan is comprised of contiguous mezzanine loan components that, as a whole, have expected credit quality similar to that of a first mortgage loan.
(f)As of December 31, 2022, the Company’s current expected credit losses related to its loans held-for-investment totaled $42.3 million, $20.4 million of which was related to the CRE loans.
The following table reconciles mortgage loans on real estate for the years ended December 31 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance, beginning of period	$1,958,655	$428,393	$298,880
Additions during period:
New loans	1,401,539	1,810,166	231,212
Capitalized interest	62	—	539
Accretion of fees and other items	9,896	2,998	1,909
Total additions	$1,411,497	$1,813,164	$233,660
Less: Deductions during period:
Collections of principal	(80,911)	(169,094)	(47,670)
Capitalized interest	—	(9,469)	—
Foreclosures	—	(138,006)	—
Deferred fees and other items	(13,978)	(17,031)	(3,200)
Total deductions	$(94,889)	$(333,600)	$(50,870)
Cure payments receivable	$—	—	7,351
(Provision for) reversal of credit losses	(10,422)	50,698	(60,628)
Net balance, end of period	$3,264,841	$1,958,655	$428,393