Form 10-Q
period 2023-03-31
CIM REAL ESTATE FINANCE TRUST, INC.
filed 2023-05-12
CIK 1498547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 5, 2023, there were approximately 436.9 million shares of common stock, par value $0.01 per share, of CIM Real Estate Finance Trust, Inc. outstanding.

CIM REAL ESTATE FINANCE TRUST, INC.

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands, except share and per share amounts) (Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Real estate assets:
Land	$338,087	$578,970
Buildings, fixtures and improvements	864,447	1,462,726
Intangible lease assets	164,136	276,684
Condominium developments	131,633	130,494
Total real estate assets, at cost	1,498,303	2,448,874
Less: accumulated depreciation and amortization	(154,235)	(270,946)
Total real estate assets, net	1,344,068	2,177,928
Investment in unconsolidated entities	97,384	100,604
Real estate-related securities ($520,639 and $576,391 held at fair value as of March 31, 2023 and December 31, 2022, respectively)	520,639	576,391
Loans held-for-investment and related receivables, net	3,976,316	4,043,898
Less: Current expected credit losses	(43,779)	(42,344)
Total loans held-for-investment and related receivables, net	3,932,537	4,001,554
Cash and cash equivalents	555,245	118,978
Restricted cash	58,390	57,616
Rents and tenant receivables, net	20,977	33,968
Derivative assets, prepaid expenses and other assets	10,711	26,243
Deferred costs, net	17,152	16,429
Accrued interest receivable	23,412	22,343
Assets held for sale	65,011	—
Total assets	$6,645,526	$7,132,054
LIABILITIES AND STOCKHOLDERS’ EQUITY
Repurchase facilities, notes payable and credit facilities, net	$3,961,213	$4,422,833
Accrued expenses and accounts payable	26,357	25,666
Due to affiliates	13,816	16,086
Intangible lease liabilities, net	14,269	19,054
Distributions payable	15,310	14,828
Deferred rental income and other liabilities	5,960	7,274
Total liabilities	4,036,925	4,505,741
Commitments and contingencies (Note 11)
Redeemable common stock	170,451	170,238
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 490,000,000 shares authorized, 437,429,808 and 437,397,414 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	4,374	4,373
Capital in excess of par value	3,529,644	3,529,523
Accumulated distributions in excess of earnings	(1,021,032)	(1,029,287)
Accumulated other comprehensive loss	(74,836)	(48,526)
Total stockholders’ equity	2,438,150	2,456,083
Non-controlling interests	—	(8)
Total equity	2,438,150	2,456,075
Total liabilities, redeemable common stock, non-controlling interests and stockholders’ equity	$6,645,526	$7,132,054
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues:
Rental and other property income	$38,781	$73,736
Interest income	108,083	31,463
Total revenues	146,864	105,199
Expenses:
General and administrative	3,298	3,475
Interest expense, net	66,234	29,996
Property operating	2,576	7,727
Real estate tax	817	6,713
Expense reimbursements to related parties	3,568	3,694
Management fees	12,579	13,347
Transaction-related	13	7
Depreciation and amortization	15,110	19,141
Real estate impairment	4,814	3,291
Increase in provision for credit losses	1,453	4,709
Total expenses	110,462	92,100
Other income (expense):
Gain on disposition of real estate and condominium developments, net	19,623	32,574
(Loss) gain on investment in unconsolidated entities	(770)	5,340
Unrealized gain (loss) on equity security	2,258	(2,346)
Other income, net	324	1,305
Loss on extinguishment of debt	(3,645)	(10,871)
Total other income (expense)	17,790	26,002
Net income	$54,192	$39,101
Net income allocated to noncontrolling interest	8	9
Net income attributable to the Company	$54,184	$39,092
Weighted average number of common shares outstanding:
Basic and diluted	437,433,853	437,374,008
Net income per common share:
Basic and diluted	$0.12	$0.09
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (in thousands) (Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$54,192	$39,101
Other comprehensive loss
Unrealized loss on real estate-related securities	(26,310)	(4,878)
Unrealized gain on interest rate swaps	—	1,488
Amount of gain reclassified from other comprehensive loss into income as interest expense, net	—	(7)
Total other comprehensive loss	(26,310)	(3,397)

Comprehensive income	27,882	35,704
Comprehensive income attributable to noncontrolling interest	8	9
Comprehensive income attributable to the Company	$27,874	$35,695
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (in thousands, except share amounts) (Unaudited)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
	Number of Shares	Par Value
Balance as of January 1, 2023	437,397,414	$4,373	$3,529,523	$(1,029,287)	$(48,526)	$2,456,083	$(8)	$2,456,075
Issuance of common stock	1,637,923	17	10,746	—	—	10,763	—	10,763
Equity-based compensation	—	—	120	—	—	120	—	120
Distributions declared on common stock — $0.11 per common share	—	—	—	(45,929)	—	(45,929)	—	(45,929)
Redemptions of common stock	(1,605,529)	(16)	(10,532)	—	—	(10,548)	—	(10,548)
Changes in redeemable common stock	—	—	(213)	—	—	(213)	—	(213)
Comprehensive income (loss)	—	—	—	54,184	(26,310)	27,874	8	27,882
Balance as of March 31, 2023	437,429,808	$4,374	$3,529,644	$(1,021,032)	$(74,836)	$2,438,150	$—	$2,438,150

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
	Number of Shares	Par Value
Balance as of January 1, 2022	437,373,981	$4,374	$3,529,126	$(1,008,561)	$2,949	$2,527,888	$1,073	$2,528,961
Issuance of common stock	1,329,825	13	9,561	—	—	9,574	—	9,574
Equity-based compensation	—	—	37	—	—	37	—	37
Distributions declared on common stock — $0.09 per common share	—	—	—	(40,018)	—	(40,018)	—	(40,018)
Redemptions of common stock	(1,345,814)	(13)	(9,676)	—	—	(9,689)	—	(9,689)
Changes in redeemable common stock	—	—	115	—	—	115	—	115
Distributions to non-controlling interests	—	—	—	—	—	—	(14)	(14)
Comprehensive income (loss)	—	—	—	39,092	(3,397)	35,695	9	35,704
Balance as of March 31, 2022	437,357,992	$4,374	$3,529,163	$(1,009,487)	$(448)	$2,523,602	$1,068	$2,524,670
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands) (Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$54,192	$39,101
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization, net	15,125	19,108
Amortization of deferred financing costs	3,190	3,381
Amortization and accretion on deferred loan fees	(3,324)	(2,441)
Amortization of premiums and discounts on credit investments	(8,481)	(591)
Capitalized interest income on real estate-related securities	(284)	(272)
Equity-based compensation	120	37
Straight-line rental income	(1,120)	(1,721)
Write-offs for uncollectible lease-related receivables	338	187
Gain on disposition of real estate assets and condominium developments, net	(19,623)	(32,574)
Loss (gain) on sale of credit investments, net	64	(65)
Loss (gain) on investment in unconsolidated entities	770	(5,340)
Gain on sale of marketable security	—	(22)
Unrealized (gain) loss on equity security	(2,258)	2,368
Amortization of fair value adjustment and gain on interest rate swaps	—	92
Loss (gain) on interest rate caps	1,960	(1,176)
Impairment of real estate assets	4,814	3,291
Increase in provision for credit losses	1,453	4,709
Write-off of deferred financing costs	2,354	7,068
Return on investment in unconsolidated entities	—	531
Changes in assets and liabilities:
Rents and tenant receivables, net	4,901	33,078
Prepaid expenses and other assets	13,572	(20,530)
Accrued interest receivable	(1,069)	(2,792)
Accrued expenses and accounts payable	2,008	(7,648)
Deferred rental income and other liabilities	(1,314)	(9,167)
Due to affiliates	(2,270)	1,457
Net cash provided by operating activities	65,118	30,069
Cash flows from investing activities:
Investment in unconsolidated entities	—	(24,750)
Return of investment in unconsolidated entities	2,450	—
Investment in real estate-related securities	(9,401)	(155,618)
Investment in liquid corporate senior loans	(26,804)	(61,030)
Investment in real estate assets and capital expenditures	(2,495)	(9,533)
Investment in corporate senior loans	(16,763)	(10,000)
Investment in first mortgage loans	(17,007)	(784,129)
Origination and exit fees received on loans held-for-investment	—	9,540
Principal payments received on loans held-for-investment	123,996	102,475
Principal payments received on real estate-related securities	48,975	—
Net proceeds from sale of real estate-related securities	—	132
Net proceeds from disposition of real estate assets and condominium developments	775,144	923,400
Net proceeds from sale of liquid corporate senior loans	8,311	23,834
Redemption of investment in unconsolidated entities	—	48,500
Net cash provided by investing activities	$886,406	$62,821

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands) (Unaudited) — Continued

	Three Months Ended March 31,
	2023	2022
Cash flows from financing activities:
Redemptions of common stock	$(10,548)	$(9,689)
Distributions to stockholders	(34,684)	(30,357)
Proceeds from borrowings	53,275	903,060
Repayments of borrowings, and prepayment penalties	(519,069)	(857,815)
Termination of interest rate swaps	—	(101)
Distributions to non-controlling interests	—	(14)
Deferred financing costs paid	(3,457)	(4,550)
Net cash (used in) provided by financing activities	(514,483)	534
Net increase in cash and cash equivalents and restricted cash	437,041	93,424
Cash and cash equivalents and restricted cash, beginning of period	176,594	144,173
Cash and cash equivalents and restricted cash, end of period	$613,635	$237,597
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$555,245	$165,111
Restricted cash	58,390	72,486
Total cash and cash equivalents and restricted cash	$613,635	$237,597
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$15,310	$13,339
Accrued capital expenditures	$468	$1,315
Construction reserve allocation	$(190)	$—
Accrued deferred financing costs	$174	$157
Mortgage notes payable assumed by buyer in connection with disposition of real estate assets	$—	$(19,250)
Common stock issued through distribution reinvestment plan	$10,763	$9,574
Change in fair value of derivative instruments	$—	$1,389
Change in fair value of real estate-related securities	$(26,309)	$(7,246)
Supplemental Cash Flow Disclosures:
Interest paid	$63,543	$28,622
Cash paid for taxes	$39	$47

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023 (Unaudited)
NOTE 1 — ORGANIZATION AND BUSINESS
CIM Real Estate Finance Trust, Inc. (the “Company”) is a non-exchange traded real estate investment trust (“REIT”) formed as a Maryland corporation on July 27, 2010, that elected to be taxed, and operates its business to qualify, as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2012. The Company seeks to attain attractive risk-adjusted returns and create long term value for its investors by investing in a diversified portfolio of senior secured mortgage loans, creditworthy long-term net-leased property investments and other senior loan and liquid credit investments. As of March 31, 2023, the Company owned 228 properties, comprising approximately 6.9 million rentable square feet of commercial space located in 37 states. As of March 31, 2023, the rentable square feet at these properties was 98.9% leased, including month-to-month agreements, if any. As of March 31, 2023, the Company’s loan portfolio consisted of 349 loans with a net book value of $3.9 billion, and investments in real estate-related securities of $520.6 million. As of March 31, 2023, the Company owned condominium developments with a net book value of $131.6 million.
A majority of the Company’s business is conducted through CIM Real Estate Finance Operating Partnership, LP, a Delaware limited partnership, of which the Company is the sole general partner and owns, directly or indirectly, 100% of the partnership interests.
The Company is externally managed by CIM Real Estate Finance Management, LLC, a Delaware limited liability company (“CMFT Management”), which is an affiliate of CIM Group, LLC (“CIM Group”). CIM Group is a community-focused real estate and infrastructure owner, operator, lender and developer. CIM Group is headquartered in Los Angeles, CA, with offices in Atlanta, GA, Chicago, IL, Dallas, TX, New York, NY, Orlando, FL, Phoenix, AZ and Tokyo, Japan. CIM Group also maintains additional offices across the United States, as well as in Korea, Hong Kong and the United Kingdom to support its platform.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023 (Unaudited) – (Continued)

Distributions are reinvested in shares of the Company’s common stock for participants in the DRIP at the estimated per share NAV as determined by the Board. Additionally, the estimated per share NAV as determined by the Board serves as the per share NAV for purposes of the share redemption program. As of March 31, 2023, the estimated per share NAV of the Company’s common stock was $6.57, which was established by the Board on December 19, 2022 using a valuation date of September 30, 2022. Commencing on December 21, 2022, $6.57 served as the per share NAV, including for shares issued pursuant to the DRIP. The Company’s estimated per share NAVs are not audited or reviewed by its independent registered public accounting firm.
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
Principles of Consolidation and Basis of Presentation
The condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC regarding interim financial reporting, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2022, and related notes thereto, set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The condensed consolidated financial statements should also be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.
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
Reclassifications
Certain amounts in the Company’s prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation. The Company has chosen to break out the details of $30.0 million of interest expense, net from other income, net into expenses in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2022, driven by the Company’s current investment portfolio composition being predominantly comprised of credit investments. This reclassification of interest expense, net did not have an impact on net income or cash flow from operating activities. In addition, the Company has chosen to break out the details of $2.3 million of unrealized loss on equity security from other income, net in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2022. The Company has also chosen to break out the details of $7.2 million of accrued interest receivable from derivative assets, prepaid expenses and other assets in the Company’s condensed consolidated balance sheet for the three months ended March 31, 2022, which resulted in a corresponding breakout of $2.8 million from derivative assets, prepaid expenses and other assets to accrued interest receivable in the Company’s condensed consolidated statement of cash flows from the three months ended March 31, 2022. The reclassifications had no effect on previously reported totals or subtotals.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023 (Unaudited) – (Continued)

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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, lease concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; significant increases to budgeted costs for units under development; and a reduction in prevailing market values for assets being considered for disposition. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. During the three months ended March 31, 2023, as part of the Company’s quarterly impairment review procedures, the Company recorded impairment charges of $4.8 million related to one property, due to the sales price being less than its respective carrying value. The Company’s impairment assessment as of March 31, 2023 was based on the most current information available to the Company, including expected holding periods. If the Company’s expected holding periods for assets change, subsequent tests for impairment could result in additional impairment charges in the future. The Company cannot provide any assurance that additional material impairment charges with respect to the Company’s real estate assets will not occur during 2023 or in future periods. During the three months ended March 31, 2022, the Company recorded impairment charges of $3.3 million related to seven properties, all of which was due to sales prices that were less than their respective carrying values. The assumptions and uncertainties utilized in the evaluation of the impairment of real estate assets are discussed in detail in Note 3 — Fair Value Measurements. See also Note 4 — Real Estate Assets for further discussion regarding real estate investment activity.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the assets related to the property and estimate its fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount is then recorded to reflect the estimated fair value of the property, net of selling costs. As of March 31, 2023, in connection with the Realty Income Purchase and Sale Agreement (as defined in Note 4 — Real Estate Assets), the Company identified 27 properties with a fair value of $65.0 million as held for sale. The Company disposed of these properties subsequent to March 31, 2023, as further discussed in Note 17 — Subsequent Events.
Dispositions of Real Estate Assets
Gains and losses from dispositions are recognized once the various criteria relating to the terms of sale and any subsequent involvement by the Company with the asset sold are met. A discontinued operation includes only the disposal of a component of an entity and represents a strategic shift that has (or will have) a major effect on an entity’s financial results. Given the Company’s current asset portfolio and strategy, the Company’s dispositions during the three months ended March 31, 2023 and

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023 (Unaudited) – (Continued)

2022 did not qualify for discontinued operations presentation and thus, the results of the properties and condominiums that were sold will remain in operating income, and any associated gains or losses from the dispositions are included in gain on disposition of real estate and condominium developments, net. See Note 4 — Real Estate Assets for a discussion of the disposition of individual properties and condominiums during the three months ended March 31, 2023.
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
Investment in Unconsolidated Entities
CMFT MT JV Holdings, LLC, an indirect wholly-owned subsidiary of the Company, is engaged in an unconsolidated joint venture arrangement through CIM NP JV Holdings, LLC (“NP JV Holdings”) (the “Unconsolidated Joint Venture”), of which it owns 50% of the outstanding equity. Through the Unconsolidated Joint Venture, which holds approximately 90% of the membership interest in NewPoint JV, LLC (the “NewPoint JV”) pursuant to the terms of the Operating Agreement entered into between the Unconsolidated Joint Venture and NewPoint Bridge Lending, LLC, the Company indirectly owns approximately 45% of the outstanding equity of the NewPoint JV on a fully diluted basis. The Company accounts for its investment under the equity method. The equity method of accounting requires the investment to be initially recorded at cost, including transaction costs incurred to finalize the investment, and is subsequently adjusted for the Company’s share of equity in NP JV Holdings’ earnings and distributions, including unrealized gains and losses as a result of changes in fair value of the NewPoint JV. The Company records its share of NP JV Holdings’ profits or losses on a quarterly basis as an adjustment to the carrying value of the investment on the Company’s condensed consolidated balance sheet and such share is recognized as a profit or loss on the condensed consolidated statements of operations. The Company recorded a loss totaling $770,000, which represented its share of NP JV Holdings’ loss, during the three months ended March 31, 2023 in the condensed consolidated statements of operations. As of March 31, 2023, the Company’s aggregate investment in NP JV Holdings of $97.4 million is included in investment in unconsolidated entities on the condensed consolidated balance sheets. For more information, refer to Note 6 — Investment in Unconsolidated Entities.
On March 31, 2022, the Company fully redeemed its $60.7 million investment in CIM UII Onshore, L.P. (“CIM UII Onshore”). Prior to redemption, the Company had less than 5% ownership of CIM UII Onshore and accounted for its investment under the equity method. The equity method of accounting requires the investment to be initially recorded at cost, including transaction costs incurred to finalize the investment, and subsequently adjusted for the Company’s share of equity in CIM UII Onshore’s earnings and distributions. Prior to redemption, the Company recorded its share of CIM UII Onshore’s profits or losses on a quarterly basis as an adjustment to the carrying value of the investment on the Company’s consolidated balance sheet and such share is recognized as a profit or loss on the consolidated statements of operations. During the three months ended March 31, 2022, the Company recorded its share of CIM UII Onshore’s gain totaling $5.2 million. The Company received distributions of $531,000 related to its investment in CIM UII Onshore, all of which was recognized as a return on investment.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023 (Unaudited) – (Continued)

Restricted Cash
The Company had $58.4 million and $57.6 million in restricted cash as of March 31, 2023 and December 31, 2022, respectively. Included in restricted cash was $16.8 million and $15.4 million held by lenders in lockbox accounts, as of March 31, 2023 and December 31, 2022, respectively. As part of certain debt agreements, rents from certain encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess is disbursed to the Company. Also included in restricted cash was $22.0 million and $22.6 million of construction reserves, amounts held by lenders in escrow accounts for real estate taxes and other lender reserves for certain properties, in accordance with the associated lender’s loan agreement as of March 31, 2023 and December 31, 2022, respectively. In addition, the Company had a $19.6 million deposit held as cash collateral included in restricted cash as of March 31, 2023 and December 31, 2022 to be applied by Barclays Bank PLC (“Barclays”) as repayment of certain eligible assets transferred under the master repurchase agreement with Barclays.
Real Estate-Related Securities
Real estate-related securities consists primarily of the Company’s investments in commercial mortgage-backed securities (“CMBS”) and equity securities. The Company determines the appropriate classification for real estate-related securities at the time of purchase and reevaluates such designation as of each balance sheet date.
As of March 31, 2023, the Company classified its investments in CMBS as available-for-sale as the Company is not actively trading the securities; however, the Company may sell them prior to their maturity. These investments are carried at their estimated fair value with unrealized gains and losses reported in other comprehensive loss. During the three months ended March 31, 2023, the Company invested $9.4 million in CMBS. As of March 31, 2023, the Company had investments in 18 CMBS with an estimated aggregate fair value of $480.1 million.
In addition, the Company had an investment in an equity security with an estimated aggregate fair value of $40.5 million as of March 31, 2023, which is comprised of RTL Common Stock received as consideration in connection with the RTL Purchase and Sale Agreement (both of which are defined in Note 4 — Real Estate Assets). This investment is carried at its estimated fair value with unrealized gains and losses reported on the condensed consolidated statements of operations. During the three months ended March 31, 2023, the Company recorded $1.4 million of dividend income on RTL Common Stock, which is included in other income, net on the condensed consolidated statements of operations. The Company also recorded $2.3 million of unrealized gain and $2.4 million of unrealized loss on RTL Common Stock during the three months ended March 31, 2023 and 2022, respectively, which is included in unrealized gain (loss) on equity security in the condensed consolidated statements of operations.
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
Interest earned is either received in cash or capitalized to real estate-related securities in the Company’s condensed consolidated balance sheets. Interest is capitalized when certain conditions are met as specified in each security agreement. During the three months ended March 31, 2023 and 2022, the Company capitalized $284,000 and $272,000, respectively, of interest income to real estate-related securities.
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
March 31, 2023 (Unaudited) – (Continued)

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
Accrual of interest income is suspended on nonaccrual loans. Loans that are past due 90 days or more as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual status. Interest collected is recognized on a cash basis by crediting income when received. Loans may be restored to accrual status when all principal and interest are current and full repayment of the remaining contractual principal and interest are reasonably assured. As of March 31, 2023, one of the Company’s liquid corporate senior loan investments was on a nonaccrual status with a carrying value of $2.9 million, which represented less than 1% of the carrying value of the Company’s liquid corporate senior loans portfolio.
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
March 31, 2023 (Unaudited) – (Continued)

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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023 (Unaudited) – (Continued)

Development Activities
Project costs and expenses, including interest incurred, associated with the development, construction and lease-up of a real estate project are capitalized as construction in progress. During the three months ended March 31, 2023 and 2022, the Company capitalized $2.7 million and $3.1 million, respectively, of expenses associated with the development of condominiums acquired via foreclosure, which is included in condominium developments in the accompanying condensed consolidated balance sheets. Included in the amounts capitalized during the three months ended March 31, 2023 and 2022 was $458,000 and $387,000, respectively, of capitalized interest expense.
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
March 31, 2023 (Unaudited) – (Continued)

that certain new accounting requirements may have on the Company’s accounting and related reporting and disclosures in the Company’s condensed consolidated financial statements.
On March 31, 2022, the FASB issued ASU No. 2022-02, Troubled Debt Restructurings and Vintage Disclosures (Topic 326) (“ASU 2022-02”). ASU 2022-02 eliminates the recognition and measurement guidance for troubled debt restructurings (“TDRs”) and, instead, requires that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The ASU also enhances existing disclosure requirements and introduces new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. The ASU became effective for the Company beginning January 1, 2023 and is generally to be applied prospectively. ASU 2022-02 did not have an impact on the Company’s condensed consolidated financial statements for the three months ended March 31, 2023.
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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Real estate-related securities — The Company generally determines the fair value of its real estate-related securities by utilizing broker-dealer quotations, reported trades or valuation estimates from pricing models to determine the reported price. Pricing models for real estate-related securities are generally discounted cash flow models that usually consider the attributes applicable to a particular class of security (e.g., credit rating, seniority), current market data, and estimated cash flows for each class and incorporate deal collateral performance such as prepayment speeds and default rates, as available. Depending upon the significance of the fair value inputs used in determining these fair values, these securities are valued using Level 1, Level 2 or Level 3 inputs. As of March 31, 2023, the Company concluded that $307.5 million of its CMBS fell under Level 2 and $172.6 million of its CMBS fell under Level 3.
The Company’s equity security investment is valued using Level 1 inputs. The estimated fair value of the Company’s equity security is based on quoted market prices that are readily and regularly available in an active market.
Credit facilities and notes payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023 (Unaudited) – (Continued)

and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of March 31, 2023, the estimated fair value of the Company’s debt was $3.86 billion, compared to a carrying value of $3.98 billion. The estimated fair value of the Company’s debt as of December 31, 2022 was $4.32 billion, compared to a carrying value of $4.44 billion.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2023 and December 31, 2022, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Loans held-for-investment — The Company’s loans held-for-investment are recorded at cost upon origination and adjusted by net loan origination fees and discounts. The Company estimates the fair value of its loans held-for-investment by performing a present value analysis for the anticipated future cash flows using an appropriate market discount rate taking into consideration the credit risk. The Company has determined that its commercial real estate (“CRE”) loans held-for-investment and corporate senior loans are classified in Level 3 of the fair value hierarchy. The Company’s liquid corporate senior loans are classified as Level 2 or Level 3 depending on the number of market quotations or indicative prices from pricing services that are available, and whether the depth of the market is sufficient to transact at those prices in amounts approximating the Company’s investment position at the measurement date. As of March 31, 2023, $542.2 million and $129.5 million of the Company’s liquid corporate senior loans were classified in Level 2 and Level 3 of the fair value hierarchy, respectively. As of December 31, 2022, $494.4 million and $168.0 million of the Company’s liquid corporate senior loans were classified in Level 2 and Level 3 of the fair value hierarchy, respectively. As of March 31, 2023, the estimated fair value of the Company’s loans held-for-investment and related receivables, net was $3.91 billion, compared to its carrying value of $3.93 billion. As of December 31, 2022, the estimated fair value of the Company’s loans held-for-investment and related receivables, net was $3.98 billion, compared to its carrying value of $4.00 billion.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023 (Unaudited) – (Continued)

Items Measured at Fair Value on a Recurring Basis
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets that are required to be measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 (in thousands):

	Balance as of March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
CMBS	$480,133	$—	$307,507	$172,626
Equity security	40,506	40,506	—	—
Interest rate caps	3,080	—	3,080	—
Total financial assets	$523,719	$40,506	$310,587	$172,626

	Balance as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
CMBS	$538,142	$—	$348,241	$189,901
Equity security	38,249	38,249	—	—
Interest rate caps	5,040	—	5,040	—
Total financial assets	$581,431	$38,249	$353,281	$189,901
The following are reconciliations of the changes in financial assets with Level 3 inputs in the fair value hierarchy for the three months ended March 31, 2023 (in thousands):

Level 3
Beginning Balance, January 1, 2023	$189,901
Total gains and losses:
Unrealized loss included in other comprehensive loss, net	(21,911)
Purchases and payments received:
Discounts, net	4,352
Capitalized interest income	284
Ending Balance, March 31, 2023	$172,626
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
As discussed in Note 4 — Real Estate Assets, during the three months ended March 31, 2023, real estate assets related to one property was deemed to be impaired and its carrying value was reduced to an estimated fair value of $4.8 million, resulting in impairment charges of $4.8 million. During the three months ended March 31, 2022, real estate assets related to seven properties were deemed to be impaired and their carrying values were reduced to an estimated fair value of $29.1 million, resulting in impairment charges of $3.3 million. The Company estimates fair values using Level 3 inputs and a combined income and market approach, specifically using discounted cash flow analysis and recent comparable sales transactions. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgment and to make certain key assumptions, including, but not limited to, the following: (1) terminal capitalization rates; (2) discount rates; (3) the number of years the property will be held; (4) property operating expenses; and (5) re-leasing assumptions, including the number of months to re-lease, market rental income and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and the future performance and sustainability of the Company’s tenants. The Company determined that the selling prices used to determine the fair values were Level 2 inputs.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023 (Unaudited) – (Continued)

The following summarizes the ranges of discount rates and terminal capitalization rates used for the Company’s impairment test for the real estate assets during the three months ended March 31, 2023 and 2022:

Three Months Ended March 31,
2023		2022
Discount Rate	Terminal Capitalization Rate	Discount Rate	Terminal Capitalization Rate
9.7%	7.5% – 9.2%	8.0% – 9.7%	7.5% – 9.2%
The following table presents the impairment charges by asset class recorded during the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Asset class impaired:
Land	$1,144	$964
Buildings, fixtures and improvements	3,652	1,974
Intangible lease assets	18	354
Intangible lease liabilities	—	(1)
Total impairment loss	$4,814	$3,291
NOTE 4 — REAL ESTATE ASSETS
Property Acquisitions
During the three months ended March 31, 2023 and 2022, the Company did not acquire any properties.
Condominium Development Project
During the three months ended March 31, 2023 and 2022, the Company capitalized $2.7 million and $3.1 million, respectively, of expenses associated with the development of condominiums acquired via foreclosure, which is included in condominium developments in the accompanying condensed consolidated balance sheets.
Condominium Dispositions
During the three months ended March 31, 2023, the Company disposed of one condominium unit for a sales price of $1.6 million, resulting in proceeds of $1.5 million after closing costs and a gain of $60,000. During the three months ended March 31, 2022, the Company disposed of condominium units for an aggregate sales price of $21.1 million, resulting in proceeds of $19.4 million after closing costs and a gain of $3.3 million. The Company has no continuing involvement that would preclude sale treatment with these condominium units. The gain on sale of condominium units is included in gain on disposition of real estate and condominium developments, net in the condensed consolidated statements of operations.
2023 Property Dispositions and Real Estate Assets Held for Sale
On December 29, 2022, certain subsidiaries of the Company entered into an Agreement of Purchase and Sale (the “Realty Income Purchase and Sale Agreement”) with certain subsidiaries of Realty Income Corporation (NYSE: O) (“Realty Income”), to sell to Realty Income 185 single-tenant net lease properties encompassing approximately 4.6 million gross rentable square feet of commercial space across 34 states for total consideration of $894.0 million. The consideration is to be paid in cash.
During the three months ended March 31, 2023, the Company disposed of 152 properties, including 150 retail properties and two industrial properties, for an aggregate gross sales price of $781.2 million, resulting in proceeds of $773.7 million after closing costs and a gain of $19.6 million. The sale of 151 of these properties closed pursuant to the Realty Income Purchase and Sale Agreement for total consideration of $779.0 million, resulting in proceeds of $771.5 million after closing costs and a gain of $19.5 million. The Company has no continuing involvement that would preclude sale treatment with these properties. The gain on sale of real estate is included in gain on disposition of real estate and condominium developments, net in the condensed consolidated statements of operations.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023 (Unaudited) – (Continued)

As of March 31, 2023, the Company identified 27 properties with a fair value of $65.0 million as held for sale, all of which are in connection with the Realty Income Purchase and Sale Agreement. The Company disposed of these properties subsequent to March 31, 2023, as further discussed in Note 17 — Subsequent Events.
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
During the three months ended March 31, 2022, the Company disposed of 69 properties, including 32 retail properties and 37 anchored shopping centers, for an aggregate gross sales price of $925.3 million, resulting in proceeds of $923.2 million after closing costs and a gain of $29.2 million. The sale of 56 of these properties closed pursuant to the RTL Purchase and Sale Agreement for total consideration of $811.8 million, which consisted of $758.4 million in cash proceeds and $53.4 million of RTL Common Stock, which shares are subject to certain registration rights as described in the RTL Purchase and Sale Agreement. During the three months ended March 31, 2022, the Company recognized earnout income of $31.5 million related to the disposition of these properties pursuant to the RTL Purchase and Sale Agreement, and recorded a related receivable of $21.3 million in prepaid expenses and other assets in the condensed consolidated balance sheets. The Company has no continuing involvement with these properties. The gain on sale of real estate, including the earnout income, is included in gain on disposition of real estate and condominium developments, net in the condensed consolidated statements of operations.
As of March 31, 2022, the Company identified 26 properties with a carrying value of $487.5 million as held for sale, 25 of which are in connection with the RTL Purchase and Sale Agreement. The Company disposed of these properties in phases subsequent to March 31, 2022.
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
During the three months ended March 31, 2023, one property totaling approximately 45,000 square feet with a carrying value of $9.6 million was deemed to be impaired and its carrying value was reduced to an estimated fair value of $4.8 million, resulting in impairment charges of $4.8 million, which were recorded in the condensed consolidated statements of operations.
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
March 31, 2023 (Unaudited) – (Continued)

NOTE 5 — INTANGIBLE LEASE ASSETS AND LIABILITIES
Intangible lease assets and liabilities consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands, except weighted average life remaining):

	March 31, 2023	December 31, 2022
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $46,214 and $86,881, respectively (with a weighted average life remaining of 11.7 years and 11.1 years, respectively)
	$110,887	$174,954
Acquired above-market leases, net of accumulated amortization of $2,773 and $4,210, respectively (with a weighted average life remaining of 11.7 years and 12.9 years, respectively)
	4,262	10,639
Total intangible lease assets, net	$115,149	$185,593
Intangible lease liabilities:
Acquired below-market leases, net of accumulated amortization of $4,221 and $5,575, respectively (with a weighted average life remaining of 12.8 years and 12.4 years, respectively)
	$14,269	$19,054
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
The following table summarizes the amortization related to the intangible lease assets and liabilities for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
In-place lease and other intangible amortization	$5,082	$6,786
Above-market lease amortization	$234	$316
Below-market lease amortization	$433	$579
As of March 31, 2023, the estimated amortization relating to the intangible lease assets and liabilities is as follows (in thousands):

	Amortization
	In-Place Leases and Other Intangibles	Above-Market Leases	Below-Market Leases
Remainder of 2023	$9,139	$348	$915
2024	11,694	424	1,126
2025	11,300	424	1,120
2026	10,092	379	1,120
2027	9,292	356	1,120
Thereafter	59,370	2,331	8,868
Total	$110,887	$4,262	$14,269
NOTE 6 — INVESTMENT IN UNCONSOLIDATED ENTITIES
During the year ended December 31, 2021, the Company entered into the Unconsolidated Joint Venture, of which the Company owns 50% of the outstanding equity. The Unconsolidated Joint Venture holds approximately 90% of the membership interest in the NewPoint JV. Through the Unconsolidated Joint Venture, the Company has an approximate 45% interest in the NewPoint JV and accounts for its investment under the equity method. The primary purpose of the NewPoint JV is to source, underwrite, close and service on an ongoing basis multifamily bridge loans, participation interests, and other debt instruments such as loans. As of March 31, 2023, the carrying value of the Company’s investment in NP JV Holdings was $97.4 million, which approximates fair value and is included in investment in unconsolidated entities on the condensed consolidated balance

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023 (Unaudited) – (Continued)

sheets. The Company received $2.4 million in distributions related to its investment in NP JV Holdings during the three months ended March 31, 2023, all of which was recognized as a return of investment and reduced the invested capital and the carrying amount. As of March 31, 2023, the Company had $112.6 million of unfunded commitments related to NewPoint JV. These commitments are not reflected in the accompanying condensed consolidated balance sheets.
The Company provided a limited guaranty to NewPoint JV, under which the Company agreed to guarantee the Unconsolidated Joint Venture’s cross indemnity and its share of capital contribution obligations under the agreement with NewPoint JV.
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
NOTE 7 — REAL ESTATE-RELATED SECURITIES
As of March 31, 2023, the Company had real estate-related securities with an aggregate estimated fair value of $520.6 million, which included 18 CMBS investments and an investment in a publicly-traded equity security. The CMBS mature on various dates from July 2023 through June 2058 and have interest rates ranging from 6.2% to 12.2% as of March 31, 2023, with one CMBS earning a zero coupon rate. The following is a summary of the Company’s real estate-related securities as of March 31, 2023 (in thousands):

	Real Estate-Related Securities
	Amortized Cost Basis	Unrealized Loss	Fair Value
CMBS	$554,950	$(74,817)	$480,133
Equity security	53,388	(12,882)	40,506
Total real estate-related securities	$608,338	$(87,699)	$520,639
The following table provides the activity for the real estate-related securities during the three months ended March 31, 2023 (in thousands):

	Amortized Cost Basis	Unrealized Loss	Fair Value
Real estate-related securities as of January 1, 2023	$640,037	$(63,646)	$576,391
Face value of real estate-related securities acquired	9,738	—	9,738
Premiums and discounts on purchase of real estate-related securities, net of acquisition costs	(336)	—	(336)
Amortization of discount on real estate-related securities	7,590	—	7,590
Capitalized interest income on real estate-related securities	284	—	284
Principal payments received on real estate-related securities (1)	(48,975)	—	(48,975)
Unrealized loss on real estate-related securities	—	(24,053)	(24,053)
Real estate-related securities as of March 31, 2023	$608,338	$(87,699)	$520,639
____________________________________
(1)    Includes the repayment of the Company’s position in two different tranches of a CMBS instrument prior to their stated maturity dates.
During the three months ended March 31, 2023, the Company invested $9.4 million in CMBS. Unrealized gains and losses on CMBS are recorded in other comprehensive loss, with a portion of the amount subsequently reclassified into other income, net in the accompanying condensed consolidated statements of operations as securities are sold and gains and losses are recognized. Unrealized gains and losses on the equity security are reported on the condensed consolidated statements of operations. During the three months ended March 31, 2023, the Company recorded $26.3 million of unrealized loss on its CMBS, which is included in other comprehensive loss in the accompanying condensed consolidated statements of comprehensive income, and recorded $2.3 million of unrealized gain on the Company’s equity security, which is included in unrealized gain (loss) on equity security in the accompanying condensed consolidated statements of operations.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023 (Unaudited) – (Continued)

The scheduled maturities of the Company’s CMBS as of March 31, 2023 are as follows (in thousands):

	CMBS
	Amortized Cost	Estimated Fair Value
Due within one year	$364,798	$312,595
Due after one year through five years	148,125	136,452
Due after five years through ten years	—	—
Due after ten years	42,027	31,086
Total	$554,950	$480,133
Actual maturities of real estate-related securities can differ from contractual maturities because borrowers on certain corporate credit securities may have the right to prepay their respective debt obligations at any time. In addition, factors such as prepayments and interest rates may affect the yields on such securities.
In estimating credit losses related to real estate-related securities, management considers a variety of factors, including, but not limited to, the extent to which the fair value is less than the amortized cost basis, recent events specific to the security, industry or geographic area, the payment structure of the security, the failure of the issuer of the security to make scheduled interest or principal payments, and external credit ratings and recent changes in such ratings. As of March 31, 2023, the Company had no credit losses related to real estate-related securities.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023 (Unaudited) – (Continued)

NOTE 8 — LOANS HELD-FOR-INVESTMENT
The Company’s loans held-for-investment consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	As of March 31,	As of December 31,
	2023	2022
First mortgage loans (1)	$3,198,651	$3,285,193
Total CRE loans held-for-investment and related receivables, net	3,198,651	3,285,193
Liquid corporate senior loans	703,866	701,540
Corporate senior loans	73,799	57,165
Loans held-for-investment and related receivables, net	$3,976,316	$4,043,898

Less: Current expected credit losses	$(43,779)	$(42,344)
Total loans held-for-investment and related receivable, net	$3,932,537	$4,001,554
____________________________________
(1)    As of March 31, 2023, first mortgage loans included $20.1 million of contiguous mezzanine loan components that, as a whole, have expected credit quality similar to that of a first mortgage loan.
The following table details overall statistics for the Company’s loans held-for-investment as of March 31, 2023 and December 31, 2022 (dollar amounts in thousands):

	CRE Loans (1) (2)		Liquid Corporate Senior Loans		Corporate Senior Loans
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Number of loans	28	29	315	317	6	4
Principal balance	$3,216,545	$3,306,411	$710,334	$708,254	$74,917	$57,918
Net book value	$3,176,350	$3,264,841	$683,585	$680,345	$72,602	$56,368
Weighted-average interest rate	8.0%	7.6%	8.5%	8.0%	11.3%	10.5%
Weighted-average maximum years to maturity	3.4	3.6	4.6	4.7	4.4	4.6
Unfunded loan commitments (3)	$287,515	$304,649	$1,425	$1,425	$3,794	$4,324
____________________________________
(1)As of March 31, 2023, 100% of the Company’s CRE loans by principal balance earned a floating rate of interest, primarily indexed to SOFR and U.S. dollar LIBOR.
(2)Maximum maturity date assumes all extension options are exercised by the borrowers; however, the Company’s CRE loans may be repaid prior to such date.
(3)Unfunded loan commitments are subject to the satisfaction of borrower milestones and are not reflected in the accompanying condensed consolidated balance sheets. This balance does not include unsettled liquid corporate senior loan purchases of $18.0 million that are included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023 (Unaudited) – (Continued)

Activity relating to the Company’s loans held-for-investment portfolio was as follows (in thousands):

	CRE Loans	Liquid Corporate Senior Loans	Corporate Senior Loans	Total Loan Portfolio
Balance, January 1, 2023	$3,264,841	$680,345	$56,368	$4,001,554
Loan originations and acquisitions	17,007	27,521	17,182	61,710
Sale of loans	—	(8,311)	—	(8,311)
Principal repayments received (1)	(106,873)	(16,940)	(183)	(123,996)
Deferred fees and other items (2)	—	(780)	(420)	(1,200)
Accretion and amortization of fees and other items	3,324	836	55	4,215
Current expected credit losses (3)	(1,949)	914	(400)	(1,435)
Balance, March 31, 2023	$3,176,350	$683,585	$72,602	$3,932,537
____________________________________
(1)Includes the repayment of a $105.0 million first mortgage loan prior to the maturity date.
(2)Other items primarily consist of purchase discounts or premiums and deferred origination expenses.
(3)Does not include current expected losses for unfunded or unsettled loan commitments. Such amounts are included in accrued expenses and accounts payable on the accompanying condensed consolidated balance sheets.
Current Expected Credit Losses
Current expected credit losses reflect the Company’s current estimate of potential credit losses related to loans held-for-investment included in the Company’s condensed consolidated balance sheets. Refer to Note 2 — Summary of Significant Accounting Policies for further discussion of the Company’s current expected credit losses.
The following table presents the activity in the Company’s current expected credit losses related to loans held-for-investment by loan type for the three months ended March 31, 2023 (in thousands):

	First Mortgage Loans	Unfunded First Mortgage Loans (1)	Liquid Corporate Senior Loans	Unfunded or Unsettled Liquid Corporate Senior Loans (1)	Corporate Senior Loans	Unfunded Corporate Senior Loans (1)	Total
Current expected credit losses as of January 1, 2023	$20,352	$1,890	$21,195	$377	$797	$66	$44,677
Provision for (reversal of) credit losses	1,949	138	(914)	(121)	400	1	1,453
Current expected credit losses as of March 31, 2023	$22,301	$2,028	$20,281	$256	$1,197	$67	$46,130
____________________________________
(1)Current expected losses for unfunded or unsettled loan commitments are included in accrued expenses and accounts payable on the condensed consolidated balance sheets.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023 (Unaudited) – (Continued)

The Company’s primary credit quality indicator is its risk ratings, which are further discussed above. The following table presents the net book value of the Company’s loans held-for-investment portfolio as of March 31, 2023 by year of origination, loan type, and risk rating (dollar amounts in thousands):

			Amortized Cost of Loans Held-For-Investment by Year of Origination (1)
			As of March 31, 2023
	Number of Loans		2023	2022	2021	2020	2019	Total
First mortgage loans by internal risk rating:
1	—		$—	$—	$—	$—	$—	$—
2	1		—	—	—	87,702	—	87,702
3	24		—	1,167,412	1,509,502	72,804	49,509	2,799,227
4	3		—	80,467	231,255	—	—	311,722
5	—		—	—	—	—	—	—
Total first mortgage loans	28		—	1,247,879	1,740,757	160,506	49,509	3,198,651
Liquid corporate senior loans by internal risk rating:
1	—		—	—	—	—	—	—
2	2		—	—	—	5,285	—	5,285
3	303		17,033	127,230	371,650	159,915	2,317	678,145
4	9		—	3,248	6,240	8,029	—	17,517
5	1	(2)	—	2,919	—	—	—	2,919
Total liquid corporate senior loans	315		17,033	133,397	377,890	173,229	2,317	703,866
Corporate senior loans by internal risk rating:
1	—		—	—	—	—	—	—
2	—		—	—	—	—	—	—
3	6		16,248	57,551	—	—	—	73,799
4	—		—	—	—	—	—	—
5	—		—	—	—	—	—	—
Total corporate senior loans	6		16,248	57,551	—	—	—	73,799
Less: Current expected credit losses								(43,779)
Total loans held-for-investment and related receivables, net	349							$3,932,537
Weighted Average Risk Rating (3)								3.1
____________________________________
(1)    Date loan was originated or acquired by the Company. Origination dates are subsequently updated to reflect material loan modifications.
(2) As of March 31, 2023, one of the Company’s liquid corporate senior loan investments was on nonaccrual status with a carrying value of $2.9 million, which represented less than 1% of the carrying value of the Company’s liquid corporate senior loans portfolio.
(3)    Weighted average risk rating calculated based on carrying value at period end.
NOTE 9 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. As of March 31, 2023, the Company had two non-designated interest rate cap agreements.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023 (Unaudited) – (Continued)

The following table summarizes the terms of the Company’s interest rate cap agreements as of March 31, 2023 and December 31, 2022 (dollar amounts in thousands):

		Outstanding Notional				Fair Value of Assets as of
	Balance Sheet	Amount as of	Strike	Effective	Maturity	March 31,	December 31,
	Location	March 31, 2023	Rates	Dates	Dates	2023	2022
Interest Rate Caps	Derivative assets, prepaid expenses and other assets	$712,000	3.50% (1) to 4.00% (2)	7/15/2021 to 9/13/2022	7/15/2023 to 10/9/2023	$3,080	$5,040
____________________________________
(1)The index used for this derivative instrument is 1-Month LIBOR.
(2)The index used for this derivative instrument is 1-Month Term SOFR.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the derivative instruments is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company has interest rate caps that are used to manage exposure to interest rate movements, but do not meet the requirements to be designated as hedging instruments. The change in fair value of the derivative instruments that are not designated as hedges is recorded directly to earnings in other income, net on the accompanying condensed consolidated statements of operations. Interest rate swaps are designated as cash flow hedges in order to hedge the variability of the anticipated cash flows on the Company’s variable rate debt. The change in fair value of the derivative instruments designated as hedges is recorded in other comprehensive loss, with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. During the year ended December 31, 2022, two of the Company’s interest rate swap agreements matured and three interest rate swap agreements were terminated prior to the maturity dates. For the three months ended March 31, 2023, no amounts were reclassified from other comprehensive loss as a change to interest expense. For the three months ended March 31, 2022, the amount of gain reclassified from other comprehensive loss as a decrease to interest expense was $7,000. The total unrealized gain on interest rate swaps of $1.6 million as of March 31, 2022 is included in accumulated other comprehensive loss in the accompanying condensed consolidated statements of stockholders’ equity. No such unrealized amounts on interest rate swaps were remaining in other comprehensive loss as of March 31, 2023. The Company includes cash flows from interest rate swap agreements in net cash flows provided by operating activities on its condensed consolidated statements of cash flows, as the Company’s accounting policy is to present cash flows from hedging instruments in the same category in its condensed consolidated statements of cash flows as the category for cash flows from the hedged items.
The Company has agreements with each of its derivative counterparties that contain provisions whereby if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value, inclusive of interest payments and accrued interest. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its derivative instruments based on the credit quality of the Company and the respective counterparty. There were no events of default related to the derivative instruments as of March 31, 2023.
NOTE 10 — REPURCHASE FACILITIES, NOTES PAYABLE AND CREDIT FACILITIES
As of March 31, 2023, the Company had $4.0 billion of debt outstanding, including net deferred financing costs, with a weighted average years to maturity of 3.5 years and a weighted average interest rate of 5.9%. The weighted average years to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023 (Unaudited) – (Continued)

The following table summarizes the debt balances as of March 31, 2023 and December 31, 2022, and the debt activity for the three months ended March 31, 2023 (in thousands):

		During the Three Months Ended March 31, 2023
	Balance as of December 31, 2022	Debt Issuances & Assumptions (1)	Repayments & Modifications (2)		Amortization	Balance as of March 31, 2023
Notes payable – fixed rate debt	$36,538	$—	$(36,538)		$—	$—
Notes payable – variable rate debt	465,517	1,112	(5,569)		—	461,060
First lien mortgage loan	121,940	—	(121,940)		—	—
ABS mortgage notes	763,035	—	(1,935)		—	761,100
Credit facilities	738,500	35,000	(240,000)		—	533,500
Repurchase facilities	2,318,381	17,163	(111,796)		—	2,223,748
Total debt	4,443,911	53,275	(517,778)		—	3,979,408
Deferred costs – credit facility (3)	(740)	—	679	(4)	61	—
Deferred costs – fixed rate debt and first lien mortgage loan	(1,109)	—	702	(4)	407	—
Deferred costs – variable rate debt	(5,261)	(40)	602	(4)	488	(4,211)
Deferred costs – ABS mortgage notes	(13,968)	(493)	—		477	(13,984)
Total debt, net	$4,422,833	$52,742	$(515,795)		$1,433	$3,961,213
____________________________________
(1)Includes deferred financing costs incurred during the period.
(2)In connection with the repayment of certain mortgage notes and the termination of the CMFT Credit Facility, the Company recognized a loss on extinguishment of debt of $3.6 million during the three months ended March 31, 2023, which included $1.3 million in prepayment penalties.
(3)Deferred costs related to the term portion of the CMFT Credit Facility (defined below).
(4)In connection with the repayment of certain mortgage notes and the termination of the CMFT Credit Facility, the Company wrote off approximately $2.0 million of unamortized deferred loan costs.
Notes Payable
During the three months ended March 31, 2023, the Company legally defeased a mortgage loan with an outstanding balance of $23.7 million, resulting in a $205,000 loss on extinguishment of debt in the Company’s condensed consolidated statement of operations during the three months ended March 31, 2023, and repaid the remaining $12.8 million of fixed rate debt outstanding, both in connection with the disposition of the underlying properties securing the fixed rate debt.
As of March 31, 2023, the Company had $461.1 million of variable rate debt outstanding, which included $423.5 million of borrowings financed through a note on note financing arrangement with Massachusetts Mutual Life Insurance Company (the “Mass Mutual Financing”). In addition, upon completing foreclosure proceedings to take control of the assets which previously secured the Company’s mezzanine loans in January 2021, the Company assumed $102.6 million in variable rate debt related to the underlying properties (the “Assumed Variable Rate Debt”), which the Company subsequently refinanced and paid down the outstanding balance during the year ended December 31, 2022. The amended borrowing agreement related to the refinanced Assumed Variable Rate Debt provides for borrowings up to $62.0 million. As of March 31, 2023, the amount outstanding on the refinanced Assumed Variable Rate Debt totaled $37.6 million. The Company’s outstanding variable rate debt had a weighted average interest rate of 7.2% as of March 31, 2023, and matures on various dates from October 2024 to January 2028.
First Lien Mortgage Loan
On July 15, 2021, JPMorgan Chase Bank, N.A., as administrative agent (“JPMorgan Chase”), and DBR Investments Co. Limited originated a $650.0 million first lien mortgage loan (the “Mortgage Loan”) to 114 single purpose entities, each of which is an affiliate of the Company and is managed on a day-to-day basis by affiliates of CIM. During the three months ended March 31, 2023, the Company paid down the $121.9 million outstanding balance on the Mortgage Loan, $105.8 million of which was in connection with the sale of properties pursuant to the Realty Income Purchase and Sale Agreement. Refer to Note 4 — Real Estate Assets for additional information regarding the sale.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023 (Unaudited) – (Continued)

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
____________________________________
(1)Reflects credit rating from Standard & Poor’s Financial Services LLC (“Standard & Poor’s”).
The collateral pool for the Class A Notes is comprised of 175 of the Company’s double- and triple-net leased single tenant properties, together with the related leases and certain other rights and interests. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the Class A Notes was $963.8 million. As of March 31, 2023, amounts outstanding on the Class A Notes totaled $761.1 million with a weighted average interest rate of 2.8%. The Company may prepay the Class A Notes in full on or after the payment date beginning in July 2026 for the Class A-1 (AAA) Notes, the Class A-3 (AA) Notes and the Class A-5 (A) Notes, and on or after the payment date in July 2028 for the Class A-2 (AAA) Notes, the Class A-4 (AA) Notes and the Class A-6 (A) Notes.
Credit Facilities
During the three months ended March 31, 2023, CMFT CL Lending Sub AB, LLC (the “Borrower”), an indirect wholly owned subsidiary of the Company, entered into a revolving loan and security agreement (the “Loan and Security Agreement”) with each of the lenders from time to time party thereto (the “Lenders”), Ally Bank as administrative agent and arranger (“Ally Bank”), U.S. Bank Trust Company, National Association, as the collateral custodian, and U.S. Bank National Association as the document custodian, which provides for borrowings in an aggregate principal amount up to $300.0 million (the “Loan Facility”), which may be increased during the revolving period (as defined below) to an aggregate principal amount up to $500.0 million as agreed to by the Borrower, any applicable Lender and Ally Bank.
Borrowings under the Loan and Security Agreement will bear interest equal to SOFR for the relevant interest period, plus an applicable rate. The applicable rate is 2.875% per annum (and an additional 2.00% per annum following an event of default under the Loan and Security Agreement). The revolving period begins on February 10, 2023 and concludes on the day preceding the earlier to occur of (i) the scheduled revolving period end date of February 10, 2026, (ii) the date of the declaration of the revolving period end date upon the occurrence and continuation of an event of default, and (iii) the termination date. The termination date is the earlier to occur of (i) February 10, 2028 (two years after the revolving period end date) and (ii) the date of the declaration of the termination date or the date of the automatic occurrence of the termination date upon the occurrence and continuation of an event of default. As of March 31, 2023, no amounts were borrowed and outstanding under the Loan Facility.
The Company had a credit agreement with the lenders from time to time parties thereto, JPMorgan Chase, as administrative agent, letter of credit issuer and syndication agent, and PNC Bank, N.A., as syndication agent, that provided for borrowings in the initial amount of $300.0 million (the “CMFT Credit Facility”). The CMFT Credit Facility was set to mature on July 15, 2025. During the three months ended March 31, 2023, the Company paid down the $240.0 million outstanding balance under the CMFT Credit Facility and terminated the CMFT Credit Facility.
CMFT Corporate Credit Securities, LLC, an indirect wholly-owned, bankruptcy-remote subsidiary of the Company, has a revolving credit and security agreement (the “Third Amended Credit and Security Agreement”) with the lenders from time to time parties thereto, Citibank, N.A. (“Citibank”), as administrative agent, CMFT Securities Investments, LLC, a wholly-owned subsidiary of the Company (“CMFT Securities”), as equityholder and as collateral manager, Citibank (acting through its Agency & Trust division), as both a collateral agent and as a collateral custodian, and Virtus Group, LP, as collateral administrator. The Third Amended Credit and Security Agreement provides for available borrowings under the revolving credit

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023 (Unaudited) – (Continued)

facility to an aggregate principal amount up to $550.0 million (the “Credit Securities Revolver”). The Credit Securities Revolver may be increased from time to time pursuant to the Third Amended Credit and Security Agreement. As of March 31, 2023, the amounts borrowed and outstanding under the Credit Securities Revolver totaled $533.5 million at a weighted average interest rate of 7.0%.
Borrowings under the Third Amended Credit and Security Agreement will bear interest equal to the one-month Term SOFR (as defined in the Third Amended Credit and Security Agreement) for the relevant interest period, plus an applicable rate. The applicable rate is dependent on the type of loan being financed, which includes broadly syndicated, private and middle market loans meeting certain criteria as set forth in the Third Amended Credit and Security Agreement and ranges from 1.90% to 2.75% per annum during the first two years of the reinvestment period and 2.00% to 2.85% during the last year of the reinvestment period and 2.10% to 2.95% per annum during the amortization period (and, in each case, an additional 2.00% per annum following an event of default under the Third Amended Credit and Security Agreement). The reinvestment period began on December 31, 2019 and concludes on the earlier of (i) the date that is three years after June 23, 2022, the date the third amendment became effective, (ii) the final maturity date and (iii) the date on which the total assets under management of the Company and its wholly-owned subsidiaries is less than $1.25 billion (the “Reinvestment Period”). The final maturity date is the earliest to occur of: (i) the date that the Credit Securities Revolver is paid down and (ii) the second anniversary after the Reinvestment Period concludes. Borrowings under the Third Amended Credit and Security Agreement are secured by substantially all of the assets held by CMFT Corporate Credit Securities, LLC, which shall primarily consist of liquid corporate senior secured loans subject to certain eligibility criteria under the Third Amended Credit and Security Agreement.
The Company believes it was in compliance with the financial covenants under the Company’s various fixed and variable rate debt agreements, as of March 31, 2023.
Repurchase Facilities
As of March 31, 2023, indirect wholly-owned subsidiaries of the Company (collectively, the “CMFT Lending Subs”), had Master Repurchase Agreements with Citibank, Barclays, Wells Fargo Bank, N.A. (“Wells Fargo”), Deutsche Bank AG (“Deutsche Bank”), and J.P. Morgan Securities LLC (“J.P. Morgan”) (collectively, the “Repurchase Agreements”) to provide financing primarily through each bank’s purchase of the Company’s CRE mortgage loans and CMBS and future funding advances (the “Repurchase Facilities”).
The following table is a summary of the Repurchase Facilities as of March 31, 2023 (dollar amounts in thousands):

Repurchase Facility	Date of Agreement	Maturity Date(1)		Maximum Facility Size		Weighted Average Interest Rate		Loans Financed under Repurchase Facility (2)	Amount Financed
Citibank	6/4/2020	8/17/2024		$400,000		6.5%	(3)	$468,204	$336,035
Barclays	9/21/2020	9/22/2025		1,250,000		6.6%	(3)	1,097,301	806,317
Wells Fargo	5/20/2021	8/30/2025		750,000		6.4%	(3)	898,108	696,712
Deutsche Bank	10/8/2021	10/8/2023		300,000		7.1%	(3)	196,194	148,863
J.P. Morgan	6/1/2022	4/3/2023	(4)	—	(4)	5.9%	(5)	416,242	235,821
Total				$2,700,000				$3,076,049	$2,223,748
__________________________________
(1)As of March 31, 2023, the repurchase facility with Citibank and Wells Fargo each have two one-year extension options remaining, the repurchase facility with Barclays has one one-year extension option remaining and the repurchase facility with Deutsche Bank has four one-year extension options remaining. All repurchase facilities are subject to certain conditions set forth in their respective Repurchase Agreements.
(2)CRE mortgage loan balances financed under the Repurchase Facilities with Citibank, Barclays, Wells Fargo and Deutsche Bank reflect the aggregate outstanding principal balance while the CMBS balance financed under the J.P. Morgan Repurchase Facility reflects fair value.
(3)Advances under the Repurchase Agreements accrue interest at per annum rates based on the one-month LIBOR, Term SOFR (as such term is defined in the applicable Repurchase Agreement) or the daily compounded SOFR plus a spread ranging from 1.30% to 2.85% to be determined on a case-by-case basis between Citibank, Barclays,Wells Fargo or Deutsche Bank and the CMFT Lending Subs.
(4)Facilities under the repurchase facility with J.P. Morgan (“J.P. Morgan Repurchase Facility”) carry a rolling term which is reset monthly. Such facilities carry no maximum facility size.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023 (Unaudited) – (Continued)

(5)Under the Master Repurchase Agreement with J.P. Morgan, advances under the repurchase agreement may be made based on one-month Term SOFR plus a spread designated by J.P. Morgan, which as of March 31, 2023, ranges from 0.95% to 1.35%.
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
The Repurchase Agreements and the Guaranties contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. In addition, the Guaranties contain financial covenants that require the Company to maintain: (i) minimum liquidity of not less than the lower of (a) $50.0 million and (b) the greater of (A) $10.0 million and (B) 5% of the Company’s recourse indebtedness, as defined in the Guaranties; (ii) minimum consolidated net worth greater than or equal to $1.0 billion plus (a) 75% of the equity issued by the Company following the respective closing dates of the Repurchase Agreements (the “Repurchase Closing Dates”) minus (b) the aggregate amount of any redemptions or similar transaction by the Company from the Repurchase Closing Dates; (iii) maximum leverage ratio of total indebtedness to total equity less than or equal to 80%; and (iv) minimum interest coverage ratio of EBITDA (as defined in the Guaranties) to interest expense equal to or greater than 1.40. The Company believes it was in compliance with the financial covenants under the Repurchase Agreements as of March 31, 2023.
Maturities
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt subsequent to March 31, 2023 (in thousands):

Principal Repayments
Remainder of 2023	$387,264
2024	373,576
2025	1,503,029
2026	—
2027	911,179
Thereafter	804,360
Total	$3,979,408
NOTE 11 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation and claims. The Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or of which the Company’s properties are the subject.
Unfunded Commitments
As of March 31, 2023, the Company had $292.7 million of unfunded loan commitments related to its existing CRE loans held-for-investment, corporate senior loans, and liquid corporate senior loans, and $112.6 million of unfunded commitments related to NewPoint JV. These commitments are not reflected in the accompanying condensed consolidated balance sheet.
As of March 31, 2023, the Company had $18.0 million of unsettled liquid corporate senior loan acquisitions, $13.0 million of which settled subsequent to March 31, 2023. Unsettled acquisitions are included in cash and cash equivalents in the accompanying condensed consolidated balance sheet.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023 (Unaudited) – (Continued)

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
NOTE 12 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred fees and expenses payable to CMFT Management and certain of its affiliates in connection with the acquisition, management and disposition of its assets. On March 24, 2023, the Company and CMFT Management entered into the second amended and restated management agreement (the “Management Agreement”), which amended and restated the amended and restated management agreement between the parties dated August 20, 2019.
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
In addition, the Investment Advisor has a sub-advisory agreement dated December 6, 2019 (the “Sub-Advisory Agreement”) with OFS Capital Management, LLC (the “Sub-Advisor”) to act as an investment sub-advisor to CMFT Securities. The Sub-Advisor is registered as an investment adviser under the Advisers Act and is an affiliate of the Investment Advisor. The Sub-Advisor principally provides investment management services with respect to the corporate credit-related securities held by CMFT Securities and its subsidiaries. The Sub-Advisor may allocate a portion of these corporate credit-related securities to its other clients, including affiliates of CIM Group. On a quarterly basis, the Investment Advisor designates 50% of the sum of the Investment Advisory Fee and incentive compensation attributable to the assets for which the Sub-Advisor has provided investment management services payable to the Investment Advisor as sub-advisory fees.
Incentive compensation
CMFT Management is entitled to receive incentive compensation, payable with respect to each quarter, which is generally equal to the excess of (a) the product of (i) 20% and (ii) the excess of (A) Core Earnings (as defined in the Management Agreement) of the Company for the previous 12-month period, over (B) the product of (1) the Company’s Consolidated Equity (as defined in the Management Agreement) in the previous 12-month period, and (2) 7% per annum, over (b) the sum of any incentive compensation paid to CMFT Management with respect to the first three calendar quarters of such previous 12-month period (or such lesser number of completed calendar quarters preceding the applicable period, if applicable). During the three months ended March 31, 2023 and 2022, no incentive compensation fees were incurred.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023 (Unaudited) – (Continued)

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
The Company recorded fees and expense reimbursements as shown in the table below for services provided by CMFT Management or its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Management fees	$12,579	$13,347
Expense reimbursements to related parties	$3,568	$3,694
Due to Affiliates
Of the amounts shown above, $13.8 million and $16.1 million had been incurred, but not yet paid, for services provided by CMFT Management or its affiliates in connection with the management and operating activities during the three months ended March 31, 2023 and 2022, respectively, and such amounts were recorded as liabilities of the Company as of such dates.
Development Management Agreements
On January 7, 2021, the Company completed foreclosure proceedings to take control of the assets which previously secured its mezzanine loans, including 75 condominium units and 21 rental units across four buildings in New York. Upon foreclosure, and with the approval of the Board’s former valuation, compensation and affiliate transactions committee, CIM NY Management, LLC, an affiliate of the Company’s manager, CMFT Management, entered into a Development Management Agreement with the indirect wholly owned subsidiaries of the Company that own each of the four buildings (the “Building Owners”), wherein CIM NY Management, LLC will act as project manager in overseeing the development and construction of property improvements in accordance with each respective Development Management Agreement (the “Development Services”). In consideration for the Development Services, CIM NY Management, LLC will receive a development management fee from the Building Owners equal to 4% of the aggregate gross project costs expended during the term of the Development Management Agreement, subject to the conditions in each respective Development Management Agreement. During the three months ended March 31, 2023 and 2022, the Company recorded $76,000 and $130,000, respectively, in development management fees. Additionally, CIM NY Management, LLC is reimbursed by the Building Owners for expenses incurred in connection with the Development Services, including services provided that are incidental to but not part of the Development Services. The Development Management Agreement shall remain in effect until the project completion date, and is terminable by either party with fifteen days prior notice to the other party, with or without cause.
Affiliated Investments
In September 2021, the Company co-invested $68.4 million in preferred units and $138.8 million in a first mortgage loan to a third-party for the purchase of a multi-family, office and retail building in Fort Lauderdale, Florida with CIM Real Assets & Credit Fund, a fund that is advised by affiliates of CMFT Management (“CIM RACR”). The Company redeemed its investment in the preferred units during the year ended December 31, 2022 in exchange for an investment in a first mortgage loan. As of March 31, 2023, $203.6 million of the first mortgage loan was outstanding.
In October 2021, the Company invested in a $130.0 million first mortgage loan, with an initial advance of $119.0 million, to a third-party, the proceeds of which were used to finance the acquisition of a property from a fund that is advised by an affiliate of CMFT Management. As of March 31, 2023, $123.0 million of the first mortgage loan was outstanding.
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
March 31, 2023 (Unaudited) – (Continued)

$212.5 million, of which $99.9 million has been funded, net of $39.9 million returned as a return of capital that can be called back by NewPoint JV through NP JV Holdings as a capital call on a future date. For more information on the NewPoint JV, see Note 2 — Summary of Significant Accounting Policies.
In December 2021, the Company invested in a $155.0 million first mortgage loan, with an initial advance of $154.0 million, to a third-party, the proceeds of which were used to finance the acquisition of a property from a fund that is advised by an affiliate of CMFT Management. As of March 31, 2023, $154.0 million of the first mortgage loan was outstanding.
In April 2022, the Company invested in a $147.0 million first mortgage loan, with an initial advance of $143.0 million, to a third-party, which was previously funded by a fund that is advised by an affiliate of CMFT Management. As of March 31, 2023, $145.5 million of the first mortgage loan was outstanding.
During the year ended December 31, 2022, the Company and CIM RACR co-invested $75.9 million and $14.7 million, respectively, in five corporate senior loans to a third-party. During the three months ended March 31, 2023, the Company and CIM RACR co-invested $15.5 million and $3.1 million, respectively, in two corporate senior loans to a third-party. In addition, the Company and CIM RACR upsized a co-invested corporate senior loan to a third-party by $1.7 million and $348,000, respectively, during the three months ended March 31, 2023. As of March 31, 2023, $74.9 million of the corporate senior loans was outstanding. The Sub-Advisor provided investment management services related to these corporate senior loans pursuant to the Sub-Advisory Agreement.
Subsequent to March 31, 2023, the Company and CIM RACR co-invested $34.1 million and $6.0 million, respectively, in two corporate senior loans to a third-party. The Sub-Advisor provided investment management services related to these corporate senior loans pursuant to the Sub-Advisory Agreement.
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
NOTE 14 — STOCKHOLDERS’ EQUITY
Equity-Based Compensation
On August 10, 2018, the Board approved the adoption of the Company’s 2018 Equity Incentive Plan (the “2018 Plan”), under which 400,000 of the Company’s shares of common stock were reserved for issuance. On April 27, 2022, the Board and the compensation committee of the Board approved the Amended and Restated CIM Real Estate Finance Trust, Inc. 2022 Equity Incentive Plan (the “2022 Plan”) and the 2022 Plan was approved by the Company’s stockholders at the Company’s 2022 Annual Meeting of Stockholders held on July 12, 2022. The 2022 Plan superseded and replaced the 2018 Plan. Awards that are granted on or after the effective date of the 2022 Plan are subject to the terms and provisions of the 2022 Plan. The total number of shares of Company common stock reserved and available for issuance under the 2022 Plan at any time during the term of the 2022 Plan are 250,000 shares, which is a reduction from 400,000 shares authorized for issuance under the 2018 Plan, and awards of approximately 183,000 shares of common stock are available for future grant at March 31, 2023. Under the 2022 Plan, the Board or the compensation committee of the Board has the authority to grant certain awards to employees, non-employee directors, and consultants or advisors of the Company, including stock option awards, restricted stock awards or deferred stock awards, which awards will further align such persons’ interests with the interests of the Company’s stockholders. The Board or the compensation committee of the Board also has the authority to determine the terms of any award granted pursuant to the 2022 Plan, including vesting schedules, restrictions and acceleration of any restrictions. The 2022 Plan may be amended or terminated by the Board or the compensation committee of the Board at any time, subject to the right of the Company’s stockholders to approve certain amendments.
As of March 31, 2023, the Company has granted awards of approximately 116,000 restricted shares in the aggregate to the independent members of the Board under the 2018 Plan and approximately 67,000 restricted shares in the aggregate to the independent members of the Board under the 2022 Plan. As of March 31, 2023, 116,000 of the restricted shares had vested based on one year of continuous service. The remaining 67,000 restricted shares issued had not vested or been forfeited as of

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023 (Unaudited) – (Continued)

March 31, 2023. The fair value of the Company’s share awards is determined using the Company’s per share NAV on the date of grant. Compensation expense related to the restricted shares is recognized over the vesting period. The Company recorded compensation expense of $120,000 and $37,000 for the three months ended March 31, 2023 and 2022, respectively, related to the restricted shares, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. As of March 31, 2023, there was $240,000 of total unrecognized compensation expense related to these restricted shares, which will be recognized ratably over the remaining period of service prior to October 2023.
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
As of March 31, 2023, the Company’s leases had a weighted-average remaining term of 11.3 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As of March 31, 2023, the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, was as follows (in thousands):

Future Minimum Rental Income
Remainder of 2023	$68,750
2024	90,135
2025	89,882
2026	87,107
2027	84,717
Thereafter	645,156
Total	$1,065,747
A certain amount of the Company’s rental and other property income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the three months ended March 31, 2023 and 2022, the amount of the contingent rent earned by the Company was not significant.
Rental and other property income during the three months ended March 31, 2023 and 2022 consisted of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Fixed rental and other property income (1)	$37,357	$64,706
Variable rental and other property income (2)	1,424	9,030
Total rental and other property income	$38,781	$73,736
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023 (Unaudited) – (Continued)

The Company has one property subject to a non-cancelable operating ground lease with a remaining term of 10.4 years, with a lease liability (in deferred rental income, derivative liabilities and other liabilities) and a related right-of-use (“ROU”) asset (in prepaid expenses, derivative assets and other assets) of $2.1 million in the condensed consolidated balance sheets. The lease liability and ROU asset were initially measured at the present value of the future minimum lease payments using a discount rate of 4.3%. This reflects the Company’s incremental borrowing rate, which was calculated based on the interest rate the Company would incur to borrow on a fully collateralized basis over a term similar to the lease.
The Company recognized $63,000 of ground lease expense during the three months ended March 31, 2023, of which $61,000 was paid in cash during the period it was recognized. As of March 31, 2023, the Company’s scheduled future minimum rental payments related to its operating ground lease is approximately $187,000 for the remainder of 2023, $250,000 annually for 2024 through 2028, and $1.2 million thereafter through the maturity date of the lease in August 2033.
NOTE 16 — SEGMENT REPORTING
The Company has two reportable segments: Credit and Real Estate. Corporate/other represents all corporate level and unallocated items and includes the Company’s other asset management activities and expenses. There were no changes in the structure of the Company’s internal organization that prompted the change in reportable segments. Prior period amounts have been revised to conform to the current year presentation shown below.
The following tables present segment reporting for the three months ended March 31, 2023 and 2022 (in thousands):

	Real Estate	Credit	Corporate/Other (1)	Company Total
Three Months Ended March 31, 2023
Rental and other property income	$38,715	$—	$66	$38,781
Interest income	—	108,083	—	108,083
Total revenues	38,715	108,083	66	146,864

General and administrative	74	372	2,852	3,298
Interest expense, net	8,151	54,016	4,067	66,234
Property operating	1,684	—	892	2,576
Real estate tax	425	—	392	817
Expense reimbursements to related parties	—	—	3,568	3,568
Management fees	3,250	9,329	—	12,579
Transaction-related	13	—	—	13
Depreciation and amortization	15,110	—	—	15,110
Real estate impairment	4,814	—	—	4,814
Increase in provision for credit losses	—	1,453	—	1,453
Total expenses	33,521	65,170	11,771	110,462
Other income (expense):
Gain on disposition of real estate and condominium developments, net	19,563	—	60	19,623
Loss on investment in unconsolidated entities	—	(770)	—	(770)
Unrealized gain on equity security	—	2,258	—	2,258
Other (expense) income, net	(1,842)	1,843	323	324
Loss on extinguishment of debt	(1,172)	—	(2,473)	(3,645)
Segment net income (loss)	$21,743	$46,244	$(13,795)	$54,192
Net income allocated to noncontrolling interest	8	—	—	8
Segment net income (loss) attributable to the Company	$21,735	$46,244	$(13,795)	$54,184
Total assets as of March 31, 2023	$1,315,426	$4,725,168	$604,932	$6,645,526
__________________________________
(1)Includes condominium and rental units acquired via foreclosure during the year ended December 31, 2021.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023 (Unaudited) – (Continued)

	Real Estate	Credit	Corporate/Other (1) (2)	Company Total
Three Months Ended March 31, 2022
Rental and other property income	$73,639	$—	$97	$73,736
Interest income	—	31,463	—	31,463
Total revenues	73,639	31,463	97	105,199

General and administrative	149	230	3,096	3,475
Interest expense, net	15,078	11,612	3,306	29,996
Property operating	7,136	—	591	7,727
Real estate tax	6,350	—	363	6,713
Expense reimbursements to related parties	—	—	3,694	3,694
Management fees	7,131	6,216	—	13,347
Transaction-related	7	—	—	7
Depreciation and amortization	19,141	—	—	19,141
Real estate impairment	3,291	—	—	3,291
Increase in provision for credit losses	—	4,709	—	4,709
Total expenses	58,283	22,767	11,050	92,100
Other income (expense):
Gain on disposition of real estate and condominium developments, net	29,265	—	3,309	32,574
Gain on investment in unconsolidated entities	—	168	5,172	5,340
Unrealized (loss) gain on equity security	—	(2,368)	22	(2,346)
Other income, net	1,239	66	—	1,305
Loss on extinguishment of debt	(10,737)	—	(134)	(10,871)
Segment net income (loss)	$35,123	$6,562	$(2,584)	$39,101
Net income allocated to noncontrolling interest	9	—	—	9
Segment net income (loss) attributable to the Company	$35,114	$6,562	$(2,584)	$39,092
Total assets as of March 31, 2022	$2,919,412	$3,767,306	$281,702	$6,968,420
__________________________________
(1)Includes condominium and rental units acquired via foreclosure during the year ended December 31, 2021.
(2)Includes the Company’s investment in CIM UII Onshore, L.P. (“CIM UII Onshore”).
NOTE 17 — SUBSEQUENT EVENTS
Redemptions of Shares of Common Stock
Subsequent to March 31, 2023, the Company redeemed approximately 1.6 million shares for $10.8 million (at a redemption price of $6.57 per share). The remaining redemption requests received during the three months ended March 31, 2023 totaling approximately 23.9 million shares went unfulfilled.
Investment and Disposition Activity
Subsequent to March 31, 2023, the Company’s investment and disposition activity included the following:
•Sold 27 of the properties under contract for sale pursuant to the Realty Income Purchase and Sale Agreement for total consideration of $82.1 million and a gain of approximately $12.8 million.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023 (Unaudited) – (Continued)

•In addition to the properties disposed of pursuant to the Realty Income Purchase and Sale Agreement, the Company disposed of two properties and condominium units for an aggregate gross sales price of $25.4 million, resulting in net proceeds of $23.9 million after closing costs and a net gain of approximately $7.6 million.
•Purchased $63.5 million in CMBS.
•Settled $13.0 million of liquid senior loan purchases, all of which were traded as of March 31, 2023, and sold $5.8 million of liquid senior loans.
•Invested $44.1 million in three corporate senior loans to a third-party.
•Funded an aggregate amount of $4.9 million to six of the Company’s first mortgage loans.
Financing Activity
Subsequent to March 31, 2023, the Company’s financing activity included the following:
•Financed CMBS under the J.P. Morgan Repurchase Facility for $36.2 million and repaid $551,000 of borrowings under the J.P. Morgan Repurchase Facility.
•Repaid $88.0 million of borrowings under the Credit Securities Revolver.
•Repaid $5.0 million of borrowings under the Deutsche Bank Repurchase Facility.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. Certain risks may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a complete discussion of such risk factors, see Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in “Part I — Financial Information” of this Quarterly Report on Form 10-Q, including the notes to the condensed consolidated financial statements contained therein, and the terms “we,” “us,” “our” and the “Company” refer to CIM Real Estate Finance Trust, Inc.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” (within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect our expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by the use of words such as “may,” “will,” “seek,” “expects,” “anticipates,” “believes,” “targets,” “intends,” “should,” “estimates,” “could,” “continue,” “assume,” “projects,” “plans” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. In addition, these risks and uncertainties include those associated with general economic, market and other conditions. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or new information, future events or otherwise, except as may be required to satisfy our obligations under federal securities law. The forward-looking statements should be read in light of the risk factors identified in Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022.
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
•We may be unable to list our shares on a national securities exchange in the timeframe we expect or at all.
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
As of March 31, 2023, our loan portfolio consisted of 349 loans with a net book value of $3.9 billion, and investments in real estate-related securities of $520.6 million.
As of March 31, 2023, we owned 228 properties, which consisted of 213 retail properties, nine office properties, and six industrial properties, representing 19 industry sectors and comprising approximately 6.9 million rentable square feet of commercial space located in 37 states, with a net book value of $1.3 billion. As of March 31, 2023, we owned condominium developments with a net book value of $131.6 million.
In furtherance of our strategy, during the three months ended March 31, 2023, we disposed of 152 properties encompassing approximately 4.0 million gross rentable square feet. On December 29, 2022, certain subsidiaries of the Company entered into the Realty Income Purchase and Sale Agreement to sell 185 single-tenant net lease properties for total consideration of $894.0 million. During the three months ended March 31, 2023, the sale of 151 properties closed under the Realty Income Purchase and Sale Agreement for total consideration of $779.0 million, as further discussed in Note 4 — Real Estate Assets to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q. Subsequent to March 31, 2023, the remaining 27 properties closed pursuant to the Realty Income Purchase and Sale Agreement, as further discussed in Note 17 — Subsequent Events to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Our operating results and cash flows are primarily influenced by interest income from our credit investments, rental and other property income from our commercial properties, interest expense on our indebtedness and credit investments and expenses. In general, our business model is such that rising interest rates will correlate to increases in our net income, while declining interest rates will correlate to decreases in our net income. As of March 31, 2023, 99.3% of our CMBS and loans held-for-investment by carrying value earned a floating rate of interest, primarily indexed to SOFR and U.S. dollar LIBOR, and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. CMFT Management reviews our investment portfolio and is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary. In addition, as 98.9% of our rentable square feet was under lease, including any month-to-month agreements, as of March 31, 2023, with a weighted average remaining lease term of 11.3 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our manager regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, any available credit rating agency reports on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If our manager identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
Macroeconomic Environment
The three months ended March 31, 2023 have been characterized by continued volatility in global markets, driven by investor concerns over inflation, rising interest rates, slowing economic growth and geopolitical uncertainty. Multiple bank failures have contributed to instability in the banking sector and have also contributed to diminished liquidity and credit availability in the market broadly. The ongoing war between Russia and Ukraine is also contributing to economic and geopolitical uncertainty.
Continued inflation has caused the Federal Reserve to continue raising interest rates, which has created further uncertainty for the economy and for our borrowers and tenants. Although the majority of our business model is such that rising interest rates will, all else being equal, correlate to increases in our net income, increases in interest rates may adversely affect our existing borrowers, tenants and owned property values. Additionally, rising rates and increasing costs may dampen consumer spending and slow corporate profit growth, which may negatively impact the collateral underlying certain of our loans and the ability of our tenants to pay rent. While there is debate among economists as to whether such factors indicate that the U.S. has entered, or in the near term will enter, a recession, it remains difficult to predict the full impact of recent changes and any future changes in interest rates or inflation.
For a complete discussion of risk factors related to the economy that could impact our lending and our business, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Operating Highlights and Key Performance Indicators
Activity from January 1, 2023 through March 31, 2023
Operating Results:
•Net income attributable to the Company of $54.2 million, or $0.12 per share.
•Declared aggregate distributions of $0.11 per share.
Credit Portfolio Activity:
•Invested $17.0 million in first mortgage loans and received principal repayments on loans held-for-investment of $124.0 million.
•Invested $26.8 million in liquid corporate senior loans and sold liquid corporate senior loans for an aggregate gross sales price of $8.5 million.
•Invested $9.4 million in CMBS and received repayments on CMBS of $49.0 million.
•Invested $16.8 million in corporate senior loans.
Real Estate Portfolio Activity:
•Disposed of 152 properties for an aggregate sales price of $781.2 million.
•Disposed of a condominium unit for a sales price of $1.6 million.
Financing Activity:
•Decreased total debt by $464.5 million.
•Entered into a new financing facility that provides up to $300.0 million in financing, which may be increased to an aggregate principal amount up to $500.0 million, pursuant to the Loan and Security Agreement.
•Paid down the $240.0 million outstanding balance under the CMFT Credit Facility and terminated the CMFT Credit Facility.
•Paid down the $121.9 million outstanding balance on the Mortgage Loan.
Portfolio Information
The following table shows the carrying value of our portfolio by investment type as of March 31, 2023 and 2022 (dollar amounts in thousands):

	As of March 31,
	2023			2022
	Asset Count	Carrying Value		Asset Count	Carrying Value
Loan Held-For-Investment
First mortgage loans	28	$3,198,651	54.6%	25	$2,664,702	40.8%
Liquid corporate senior loans	315	703,866	12.0%	306	671,569	10.3%
Corporate senior loans	6	73,799	1.3%	1	9,927	0.2%
Less: Current expected credit losses		(43,779)	(0.7)%		(19,150)	(0.3)%
Total loans held-for-investment and related receivable, net	349	3,932,537	67.2%	332	3,327,048	51.0%
Real Estate-Related Securities
CMBS and equity security	19	520,639	8.9%	8	186,070	2.9%
Preferred units	—	—	—%	1	68,243	1.0%
Real Estate
Total real estate assets and intangible lease liabilities, net	228	1,394,810	23.9%	445	2,944,298	45.1%
Total Investment Portfolio	596	$5,847,986	100.0%	786	$6,525,659	100.0%

Credit Portfolio Information
The following table details overall statistics for our credit portfolio as of March 31, 2023 (dollar amounts in thousands):

	CRE Loans (1)(2)	Liquid Corporate Senior Loans	CMBS and Equity Security	Corporate Senior Loans
Number of investments (3)	28	315	19	6
Principal balance	$3,216,545	$710,334	$644,375	$74,917
Net book value	$3,176,350	$683,585	$520,639	$72,602
Unfunded loan commitments	$287,515	$1,425	$—	$3,794
Weighted-average interest rate	8.0%	8.5%	8.9%	11.3%
Weighted-average maximum years to maturity	3.4	4.6	2.6	4.4
____________________________________
(1)As of March 31, 2023, 100% of our loans by principal balance earned a floating rate of interest, primarily indexed to U.S. dollar LIBOR and SOFR.
(2)Maximum maturity date assumes all extension options are exercised by the borrower; however, our CRE loans may be repaid prior to such date.
(3)Table does not include our investment in the Unconsolidated Joint Venture (as defined in Note 2 — Summary of Significant Accounting Policies — Investment in Unconsolidated Entities to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q), which had a carrying value of $97.4 million as of March 31, 2023.
Real Estate Portfolio Information
As of March 31, 2023, we owned 228 properties located in 37 states, the gross rentable square feet of which was 98.9% leased, including any month-to-month agreements, with a weighted average lease term remaining of 11.3 years. As of March 31, 2023, no single tenant accounted for greater than 10% of our 2023 annualized rental income. As of March 31, 2023, we had certain geographic and industry concentrations in our property holdings. In particular, we had properties located in Ohio, which accounted for 17% of our 2023 annualized rental income. In addition, we had tenants in the health and personal care stores and manufacturing industries, which accounted for 14% and 11%, respectively, of our 2023 annualized rental income. During the three months ended March 31, 2023, we disposed of 152 properties for an aggregate gross sales price of $781.2 million. Additionally, during the three months ended March 31, 2023, we sold one condominium unit for a gross sales price of $1.6 million.
The following table shows the property statistics of our real estate assets as of March 31, 2023 and 2022:

	As of March 31,
	2023	2022
Number of commercial properties	228	445
Rentable square feet (in thousands) (1)	6,892	15,357
Percentage of rentable square feet leased	98.9%	97.2%
Percentage of investment-grade tenants (2)	37.0%	38.8%
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
During the three months ended March 31, 2023 and 2022, the Company did not acquire any properties.

Results of Operations
Overview
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate in general, such as inflation and rising interest rates, that may reasonably be expected to have a material impact on our results from the acquisition, management and operation of properties and credit investments other than those listed in the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022 and this Quarterly Report on Form 10-Q.
Our operating segments include Credit and Real Estate. Refer to Note 16 — Segment Reporting to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion of our operating segments.
The following table compares our summarized results of operations for the three months ended March 31, 2023 and 2022 by operating segment (amounts in thousands):

	For the Three Months Ended
	March 31, 2023	March 31, 2022	Change
Revenues:
Credit Segment	$108,083	$31,463	$76,620
Real Estate Segment	38,715	73,639	(34,924)
Corporate	66	97	(31)
	146,864	105,199	41,665
Expenses:
Credit Segment	65,170	22,767	42,403
Real Estate Segment	33,521	58,283	(24,762)
Corporate	11,771	11,050	721
	110,462	92,100	18,362
Other income (expense):
Credit Segment	3,331	(2,134)	5,465
Real Estate Segment	16,549	19,767	(3,218)
Corporate	(2,090)	8,369	(10,459)
	17,790	26,002	(8,212)
Net income	54,192	39,101	15,091
Net income allocated to non-controlling interest	8	9	(1)
Net income attributable to the Company	$54,184	$39,092	$15,092
Credit Segment
Revenues
The increase in our Credit segment revenues of $76.6 million for the three months ended March 31, 2023, as compared to the same period in 2022, was primarily due to increased average index rates during 2022 and 2023, as well as an increase in the overall size of our investment portfolio. As of March 31, 2023, we held $4.5 billion in credit investments compared to $3.6 billion in credit investments as of March 31, 2022.
Expenses
Expenses for our Credit segment consists primarily of interest expense, management fees, increases (decreases) to our provision for credit losses, and general and administrative expenses. The increase in our Credit segment expenses of $42.4 million for the three months ended March 31, 2023, as compared to the same period in 2022, was primarily due to increased interest expenses due to higher average index rates during 2022 and 2023 and increased outstanding borrowings used to fund credit investments. As of March 31, 2023, we held $4.5 billion in credit investments compared to $3.6 billion in credit investments as of March 31, 2022. The increase was offset by a $3.3 million decrease in the increase in provision for credit losses primarily driven by a reduced amount of credit investments entered into during the three months ended March 31, 2023, as compared to the same period in 2022.

Other Income (Expense)
Other income (expense) for our Credit segment consists of (loss) gain on investment in unconsolidated entities, unrealized gain (loss) on equity security, along with dividend income from our equity security. The increase in our Credit segment other income (expense) of $5.5 million during the three months ended March 31, 2023, as compared to the same period in 2022, was primarily due to recognizing a $2.3 million unrealized gain on equity security during the three months ended March 31, 2023 compared to a $2.4 million unrealized loss on equity security during the three months ended March 31, 2022. The increase was further driven by a full quarter of dividend income from our equity security during the three months ended March 31, 2023, offset by a loss on the Unconsolidated Joint Venture of $770,000 during the three months ended March 31, 2023, compared to a gain of $168,000 recognized during the same period in 2022.
Real Estate Segment
Revenues
The decrease in our Real Estate segment revenues of $34.9 million for the three months ended March 31, 2023, as compared to the same period in 2022, was primarily due to the disposition of 217 properties subsequent to March 31, 2022. Refer to “Same Store Analysis” below for a further discussion of net operating income at our “same store properties”.
Expenses
The decrease in our Real Estate segment expenses of $24.8 million for the three months ended March 31, 2023, as compared to the same period in 2022, was primarily due to the disposition of 217 properties subsequent to March 31, 2022. Refer to “Same Store Analysis” below for a further discussion of net operating income at our “same store properties”. The decrease was partially offset by an increase in impairment charges of $1.5 million for the three months ended March 31, 2023, as compared to the same period in 2022, due to one property that was deemed to be impaired, resulting in impairment charges of $4.8 million during the three months ended as March 31, 2023, compared to seven properties that were deemed to be impaired, resulting in impairment charges of $3.3 million during the three months ended March 31, 2022.
Other Income (Expense)
Other income (expense) for our Real Estate segment primarily consists of gain on disposition of real estate and condominium developments, net, loss on extinguishment of debt and other income, net. The decrease in our Real Estate segment other income of $3.2 million for the three months ended March 31, 2023, as compared to the same period in 2022, was primarily due to the disposition of 152 properties for a gain of $19.6 million during the three months ended March 31, 2023, compared to the disposition of 69 properties for a gain of $29.2 million during the three months ended March 31, 2022. Other income was further reduced due to a $2.0 million decrease in the fair value of our interest rate caps during the three months ended March 31, 2023, as compared to a $1.2 million increase in the fair value of our interest rate caps during the three months ended March 31, 2022. The decrease was partially offset by a $9.6 million decrease in loss on extinguishment of debt, driven by increased termination of certain mortgage notes in connection with the disposition of the underlying properties during the three months ended March 31, 2022, as compared to the three months ended March 31, 2023.
Net Income Allocated to Non-Controlling Interest
Net income allocated to non-controlling interest remained relatively consistent for the three months ended March 31, 2023, as compared to the same period in 2022.
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
Comparison of the Three Months Ended March 31, 2023 and 2022
The following table reconciles our Real Estate segment net income, calculated in accordance with GAAP, to net operating income (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2023	2022	Change
Net income	$21,743	$35,123	$(13,380)
Loss on extinguishment of debt	1,172	10,737	(9,565)
Other income (expense), net	1,842	(1,239)	3,081
Gain on disposition of real estate and condominium developments, net	(19,563)	(29,265)	9,702
Real estate impairment	4,814	3,291	1,523
Depreciation and amortization	15,110	19,141	(4,031)
Transaction-related expenses	13	7	6
Management fees	3,250	7,131	(3,881)
General and administrative expenses	74	149	(75)
Interest expense, net	8,151	15,078	(6,927)
Net operating income	$36,606	$60,153	$(23,547)
A total of 228 properties were acquired before January 1, 2022 and represent our “same store” properties during the three months ended March 31, 2023 and 2022. “Non-same store” properties, for purposes of the table below, includes properties acquired or disposed of on or after January 1, 2022.
The following table details the components of our Real Estate segment net operating income broken out between same store and non-same store properties (dollar amounts in thousands):

	Total			Same Store			Non-Same Store
	For the Three Months Ended March 31,			For the Three Months Ended March 31,			For the Three Months Ended March 31,
	2023	2022	Change	2023	2022	Change	2023	2022	Change
Rental and other property income	$38,715	$73,639	$(34,924)	$27,078	$26,787	$291	$11,637	$46,852	$(35,215)

Property operating expenses	1,684	7,136	(5,452)	1,174	1,036	138	510	6,100	(5,590)
Real estate tax expenses	425	6,350	(5,925)	1,082	1,032	50	(657)	5,318	(5,975)
Total property operating expenses	2,109	13,486	(11,377)	2,256	2,068	188	(147)	11,418	(11,565)

Net operating income	$36,606	$60,153	$(23,547)	$24,822	$24,719	$103	$11,784	$35,434	$(23,650)
Net Operating Income
Same store property net operating income remained relatively consistent during the three months ended March 31, 2023, as compared to the same period in 2022.
Non-same store property net operating income decreased $23.7 million during the three months ended March 31, 2023, as compared to the same period in 2022. The decrease was primarily due to the the disposition of 217 properties subsequent to March 31, 2022.

Corporate Segment
Revenues
Our Corporate segment revenues, which consist primarily of rental income from our condominium and rental units acquired via foreclosure, remained relatively consistent during the three months ended March 31, 2023 as compared to the same period in 2022.
Expenses
Expenses for our Corporate segment consists primarily of general and administrative expenses, expense reimbursements to related parties, and interest expense related to our credit facilities. The increase in Corporate segment expenses of $721,000 during the three months ended March 31, 2023 as compared to the same period in 2022, was primarily driven by the change in interest expense due to increased average index rates during 2022 and 2023.
Other Income (Expense)
The decrease in Corporate segment other income (expense) of $10.5 million during the three months ended March 31, 2023, as compared to the same period in 2022, was primarily driven by the $5.2 million net gain during the three months ended March 31, 2022 related to our investment in CIM UII Onshore, which was subsequently redeemed during 2022. The change was further driven by the increase in loss on extinguishment of debt of $2.3 million, primarily in connection with the termination of the CMFT Credit Facility, and a decrease in gain on disposition of real estate and condominium developments, net, driven by a reduced amount of condominium units disposed of during the three months ended March 31, 2023 as compared to the same period in 2022.
Distributions
Our Board declares distributions on a quarterly basis, which are paid out on a monthly basis.
Our Board authorized the following monthly distribution amounts per share, payable to stockholders as of the record date for the applicable month, during the year ended December 31, 2022 and the three months ended March 31, 2023 for the periods indicated below:

Period Commencing	Period Ending	Monthly Distribution Amount
January 2022	September 2022	$0.0305
October 2022	December 2022	$0.0339
January 2023	September 2023	$0.0350
As of March 31, 2023, we had distributions payable of $15.3 million.
The following table presents distributions and source of distributions for the periods indicated below (dollar amounts in thousands):

	Three Months Ended March 31,
	2023		2022
	Amount	Percent	Amount	Percent
Distributions paid in cash	$34,684	76%	$30,357	76%
Distributions reinvested	10,763	24%	9,574	24%
Total distributions	$45,447	100%	$39,931	100%
Source of distributions:
Net cash provided by operating activities (1)(2)	$45,447	100%	$39,931	100%
Total sources	$45,447	100%	$39,931	100%
____________________________________
(1)Net cash provided by operating activities for the three months ended March 31, 2023 and 2022 was $65.1 million and $30.1 million, respectively.
(2)Our distributions covered by cash flows from operating activities for the three months ended March 31, 2022 include cash flows from operating activities in excess of distributions from prior periods of $9.9 million.

Share Redemptions
Our share redemption program permits our stockholders to sell their shares of common stock back to us, subject to certain conditions and limitations. We will limit the number of shares redeemed pursuant to our share redemption program as follows: (1) we will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid; and (2) funding for the redemption of shares will be limited, among other things, to the net proceeds we receive from the sale of shares under our DRIP, net of shares redeemed to date. In an effort to accommodate redemption requests throughout the calendar year, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the Secondary DRIP Offering. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We will determine whether we have sufficient funds and/or shares available as soon as practicable after the end of each fiscal quarter, but in any event prior to the applicable payment date. If we cannot purchase all shares presented for redemption in any fiscal quarter, based upon insufficient cash available from the sale of shares under our DRIP and/or the limit on the number of shares we may redeem during any quarter or year, we will give priority to the redemption of deceased stockholders’ shares and stockholders with exigent circumstances, as determined in our sole discretion and accompanied by such evidentiary documentation as we may request. While the shares of deceased stockholders and stockholders determined to have exigent circumstances will be included in calculating the maximum number of shares that may be redeemed in any annual or quarterly period, they will not be subject to the annual or quarterly percentage caps; therefore, if the volume of requests to redeem deceased stockholders’ shares and stockholders determined to have exigent circumstances in a particular quarter were large enough to cause the annual or quarterly percentage caps to be exceeded, even if no other redemption requests were processed, the redemptions of deceased stockholders’ shares and stockholders determined to have exigent circumstances would be completed in full, assuming sufficient proceeds from the sale of shares under our DRIP, net of shares redeemed to date, were available. If sufficient proceeds from the sale of shares under our DRIP, net of shares redeemed to date, were not available to pay all such redemptions in full, the requests to redeem deceased stockholders’ shares and shareholders determined to have exigent circumstances would be honored on a pro rata basis. We next will give priority to requests for full redemption of accounts with a balance of 250 shares or less at the time we receive the request, in order to reduce the expense of maintaining small accounts. Thereafter, we will honor the remaining redemption requests on a pro rata basis. Following such quarterly redemption period, if a stockholder would like to resubmit the unsatisfied portion of the prior request for redemption, such stockholder must submit a new request for redemption of such shares prior to the last day of the new quarter. Unfulfilled requests for redemption will not be carried over automatically to subsequent redemption periods. In addition, our management reserves the right, in its sole discretion at any time, and from time to time, to reject any request for redemption for any reason. Our Board may choose to amend the terms of, suspend or terminate our share redemption program at any time in its sole discretion if it believes that such action is in the best interest of us and our stockholders. Any material modifications or suspension of the share redemption program will be disclosed to our stockholders as promptly as practicable in our reports filed with the SEC and via our website. During the three months ended March 31, 2023, we received valid redemption requests under our share redemption program totaling approximately 25.5 million shares, of which we redeemed approximately 1.6 million shares subsequent to March 31, 2023 for $10.8 million (at a redemption price of $6.57 per share). The remaining redemption requests relating to approximately 23.9 million shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of the share redemption program then in effect. The share redemptions were funded with proceeds from the Secondary DRIP Offering.
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
Sources of Liquidity
Our primary sources of liquidity include cash and cash equivalents and available borrowings under our debt facilities, which are set forth in the following table (in thousands):

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$555,245	$118,978
Unused borrowing capacity (1)	817,211	513,121
	$1,372,456	$632,099
____________________________________
(1)Subject to borrowing availability.
See Note 10 — Repurchase Facilities, Notes Payable and Credit Facilities to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional details regarding our repurchase facilities, notes payable and credit facilities. The following table details our outstanding financing arrangements and borrowing capacity as of March 31, 2023 (in thousands):

	Portfolio Financing Outstanding Principal Balance	Maximum Capacity (1)
Notes payable – variable rate debt	$461,060	$485,519
ABS mortgage notes	761,100	761,100
Credit facilities	533,500	850,000
Repurchase facilities	2,223,748	2,700,000	(2)
Total portfolio financing	$3,979,408	$4,796,619
____________________________________
(1)Subject to borrowing availability.
(2)Facilities under the J.P. Morgan Repurchase Facility carry no maximum facility size.
Capital Resources
Our principal demands for funds will be for the acquisition or origination of credit investments and real estate, and the payment of tenant improvements, acquisition-related expenses, operating expenses, distributions, redemptions and interest and principal on current and any future debt financings, including principal repayments of $387.3 million within the next 12 months, $235.8 million of which has a rolling term that resets monthly, as further discussed in Note 10 — Repurchase Facilities, Notes Payable and Credit Facilities to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Generally, we expect to meet our liquidity requirements through net cash provided by operations, cash proceeds from real estate asset dispositions, cash proceeds from the sale of credit investments, principal payments received on credit investments, and proceeds from the Secondary DRIP Offering, as well as secured or unsecured borrowings from banks and other lenders to finance our future acquisitions and loan originations. We expect that substantially all net cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we have used, and may continue to use, other sources to fund distributions, as necessary, including borrowings on our unencumbered assets. To the extent that cash flows from operations are lower, distributions paid to our stockholders may be lower. Operating cash flows are expected to increase as we complete future acquisitions. We expect that substantially all net cash flows from the Secondary DRIP Offering or debt financings will be used to fund acquisitions, loan originations, certain capital expenditures, repayments of outstanding debt or distributions and redemptions to our stockholders. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months. Management intends to use the proceeds from the disposition of properties to, among other things, acquire additional high-quality net-lease properties and credit investments in furtherance of our investment objectives and for other general corporate purposes.
Contractual Obligations
As of March 31, 2023, we had debt outstanding with a carrying value of $4.0 billion and a weighted average interest rate of 5.9%. See Note 10 — Repurchase Facilities, Notes Payable and Credit Facilities to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.

Our contractual obligations as of March 31, 2023 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments — variable rate debt	$461,060	$—	$37,541	$423,519	$—
Principal payments — ABS mortgage notes	761,100	2,580	—	—	758,520
Principal payments — credit facilities	533,500	—	—	533,500	—
Principal payments — repurchase facilities	2,223,748	384,684	1,839,064	—	—
Interest payments (2)	726,128	216,863	328,963	133,136	47,166
Total	$4,705,536	$604,127	$2,205,568	$1,090,155	$805,686
____________________________________
(1)The table does not include amounts due to CMFT Management or its affiliates pursuant to our Management Agreement because such amounts are not fixed and determinable. The table also does not include $292.7 million of unfunded commitments related to our existing CRE loans held-for-investment, corporate senior loans held-for-investment and liquid corporate senior loans and $112.6 million of unfunded commitments related to the NewPoint JV, which are subject to the satisfaction of borrower milestones. In addition, the table does not include $18.0 million of unsettled liquid corporate senior loan acquisitions, which is included in cash and cash equivalents on the accompanying condensed consolidated balance sheet.
(2)Interest payments on the variable rate debt, credit facilities and repurchase facilities have been calculated based on outstanding balances as of March 31, 2023 through their respective maturity dates. This is only an estimate as actual amounts borrowed and interest rates could vary over time.
We expect to incur additional borrowings in the future to acquire additional properties and credit investments. There is no limitation on the amount we may borrow against any single improved property. As of March 31, 2023, our ratio of debt to total gross assets net of gross intangible lease liabilities was 65.4%.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities increased by $35.0 million for the three months ended March 31, 2023, as compared to the same period in 2022. The increase was primarily due to net increases in credit investments of $896.4 million coupled with an increase in interest rates driving higher interest income, partially offset by the disposition of 217 properties subsequent to March 31, 2022. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash provided by investing activities increased by $823.6 million for the three months ended March 31, 2023, as compared to the same period in 2022. The change was primarily due to a decrease in the net investment in loans held-for-investment of $791.0 million and a decrease in the net investment of real estate-related securities of $195.1 million, offset by a decrease in proceeds from disposition of real estate assets of $148.3 million and a decrease in net proceeds in relation to our investment in unconsolidated entities of $21.3 million.
Financing Activities. Net cash used in financing activities increased $515.0 million for the three months ended March 31, 2023, as compared to the same period in 2022. The change was primarily due to an increase in net repayments on the repurchase facilities, notes payable and credit facilities of $511.0 million, coupled with an increase in distributions to stockholders of $4.3 million.
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
Critical Accounting Policies and Significant Accounting Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We believe the following critical accounting policies govern the significant judgments and estimates used in the preparation of our financial statements, which should be read in conjunction with the more complete discussion of our accounting policies and procedures included in Note 2 — Summary of Significant Accounting Policies to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022. We consider our critical accounting policies to be the following:
•Recoverability of Real Estate Assets;
•Allocation of Purchase Price of Real Estate Assets; and
•Current Expected Credit Losses.
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2022. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2022 and related notes thereto.
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
Conflicts of Interest
Richard S. Ressler, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM Group and is an officer/director of certain of its affiliates, is the vice president of our manager. One of our directors, Avraham Shemesh, who is also a founder and principal of CIM Group and is an officer/director of certain of its affiliates, is the president and treasurer of our manager. Additionally, two of our directors, Jason Schreiber and Emily Vande Krol, are employees of CIM Group. Nathan D. DeBacker, our chief financial officer, principal accounting officer and treasurer, is a vice president of our manager and is an officer of certain of its affiliates. As such, there may be conflicts of interest where CMFT Management or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for CIM Group or another program sponsored or operated by affiliates of our manager, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management, among others. The compensation arrangements between affiliates of CMFT Management and these other real estate programs sponsored or operated by affiliates of our manager could influence the advice provided to us. See Part I, Item 1. Business — Conflicts of Interest in our Annual Report on Form 10-K for the year ended December 31, 2022.

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
As of March 31, 2023, we had an aggregate of $3.2 billion of variable rate debt, excluding any debt subject to interest rate swap agreements and interest rate cap agreements, and therefore, we are exposed to interest rate changes in LIBOR and SOFR. As of March 31, 2023, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $15.9 million per year.
As of March 31, 2023, we had two interest rate cap agreements outstanding, which had maturity dates ranging from July 2023 through October 2023, with an aggregate notional amount of $712.0 million and an aggregate fair value of the net derivative asset of $3.1 million. The fair value of these interest rate cap agreements is dependent upon existing market interest rates and spreads. As of March 31, 2023, an increase of 50 basis points in interest rates would result in a change of $944,000 to the fair value of the net derivative asset, resulting in a net derivative asset of $4.0 million. A decrease of 50 basis points in interest rates would result in a $914,000 change to the fair value of the net derivative asset, resulting in a net derivative asset of $2.2 million.
As the information presented above includes only those exposures that existed as of March 31, 2023, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
We have an interest rate cap agreement maturing in July 2023, as further discussed above, that is indexed to LIBOR. As such, we are monitoring and evaluating the related risks, which include interest on loans or amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative reference rate may be challenging, especially if we cannot agree with the respective counterparty about how to make the transition. In addition, we have certain note on note financing and repurchase facilities as of March 31, 2023 that are in the process of being transitioned from LIBOR to SOFR.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2023 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2023, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.Legal Proceedings
In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or our subsidiaries are a party or to which our properties are the subject.
Item 1A.Risk Factors
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Our share redemption program permits our stockholders to sell their shares of common stock back to us, subject to certain conditions and limitations. We will limit the number of shares redeemed pursuant to our share redemption program as follows: (1) we will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid; and (2) funding for the redemption of shares will be limited, among other things, to the net proceeds we receive from the sale of shares under our DRIP, net of shares redeemed to date. In an effort to accommodate redemption requests throughout the calendar year, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the Secondary DRIP Offering. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. As of March 31, 2023, the estimated per share NAV was $6.57, which was determined by the Board on December 19, 2022 using a valuation date of September 30, 2022.
In general, we redeem shares on a quarterly basis. Shares are redeemed with a trade date no later than the end of the month following the end of each fiscal quarter. Any redemption capacity that is not used as a result of the withdrawal or rejection of redemption requests may be used to satisfy the redemption requests of other stockholders received for that fiscal quarter, and such redemption payments may be made at a later time than when that quarter’s redemption payments are made. During the three months ended March 31, 2023, we redeemed shares, including those redeemable due to death, as follows:

Period (1)	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2023 - January 31, 2023	—	$—	—	(2)
February 1, 2023 - February 28, 2023	1,594,901	$6.57	1,594,901	(2)
March 1, 2023 - March 31, 2023	10,628	$6.57	10,628	(2)
Total	1,605,529		1,605,529	(2)
____________________________________
(1)Redemptions are included in the month of payment, which is made one business day following the trade date.
(2)A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
Unregistered Sales of Equity Securities
None.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
None.

Item 6.Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
3.1	Articles of Amendment and Restatement of CIM Real Estate Finance Trust, Inc.	8-K	000-54939	3.1	8/20/2019
3.2	Second Amended and Restated Bylaws of CIM Real Estate Finance Trust, Inc.	10-K	000-54939	3.2	3/28/2023
4.1	Second Amended and Restated Distribution Reinvestment Plan.	8-K	000-54939	4.1	5/1/2020
4.2	Master Indenture, dated as of July 28, 2021, by and among CMFT Net Lease Master Issuer, LLC, as issuer, and Citibank N.A., as indenture trustee.	8-K	000-54939	4.1	8/3/2021
4.3	Series 2021-1 Indenture Supplement, dated as of July 28, 2021, by and among CMFT Net Lease Master Issuer, LLC, as issuer, and Citibank N.A., as indenture trustee.	8-K	000-54939	4.2	8/3/2021
10.1	Second Amended and Restated Management Agreement by and between CIM Real Estate Finance Trust, Inc. and CIM Real Estate Finance Management, LLC, dated March 22, 2023.	10-K	000-54939	10.1	3/28/2023
10.2	Loan and Security Agreement, dated February 10, 2023, by and between CMFT CL Lending Sub AB, LLC, as borrower, each of the lenders from time to time party hereto, Ally Bank, as administrative agent and arranger, U.S. Bank Trust Company, National Association, as collateral custodian, and U.S. Bank National Association, as document custodian.	8-K	000-54939	10.1	2/16/2023
31.1*	Certifications of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
Date: May 12, 2023