Form 10-Q
period 2023-06-30
CIM REAL ESTATE FINANCE TRUST, INC.
filed 2023-08-11
CIK 1498547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 4, 2023, there were approximately 436.8 million shares of common stock, par value $0.01 per share, of CIM Real Estate Finance Trust, Inc. outstanding.

CIM REAL ESTATE FINANCE TRUST, INC.

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands, except share and per share amounts) (Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Real estate assets:
Land	$325,628	$578,970
Buildings, fixtures and improvements	841,746	1,462,726
Intangible lease assets	159,202	276,684
Condominium developments	111,981	130,494
Total real estate assets, at cost	1,438,557	2,448,874
Less: accumulated depreciation and amortization	(157,122)	(270,946)
Total real estate assets, net	1,281,435	2,177,928
Investment in unconsolidated entities	101,223	100,604
Real estate-related securities, at fair value, net of credit loss allowances of $23,452 and $0 as of June 30, 2023 and December 31, 2022, respectively	647,327	576,391
Loans held-for-investment and related receivables, net	4,165,521	4,043,898
Less: Current expected credit losses	(67,562)	(42,344)
Total loans held-for-investment and related receivables, net	4,097,959	4,001,554
Cash and cash equivalents	416,891	118,978
Restricted cash	51,772	57,616
Rents and tenant receivables, net	16,481	33,968
Prepaid expenses, derivative assets and other assets	9,322	26,243
Deferred costs, net	15,335	16,429
Accrued interest receivable	26,861	22,343
Total assets	$6,664,606	$7,132,054
LIABILITIES AND STOCKHOLDERS’ EQUITY
Repurchase facilities, notes payable and credit facilities, net	$3,989,898	$4,422,833
Accrued expenses and accounts payable	23,375	25,666
Due to affiliates	14,298	16,086
Intangible lease liabilities, net	13,956	19,054
Distributions payable	15,308	14,828
Deferred rental income and other liabilities	5,428	7,274
Total liabilities	4,062,263	4,505,741
Commitments and contingencies (Note 11)
Redeemable common stock	170,136	170,238
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 490,000,000 shares authorized, 437,381,972 and 437,397,414 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	4,374	4,373
Capital in excess of par value	3,529,765	3,529,523
Accumulated distributions in excess of earnings	(1,035,084)	(1,029,287)
Accumulated other comprehensive loss	(66,848)	(48,526)
Total stockholders’ equity	2,432,207	2,456,083
Non-controlling interests	—	(8)
Total equity	2,432,207	2,456,075
Total liabilities, redeemable common stock, non-controlling interests and stockholders’ equity	$6,664,606	$7,132,054
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Rental and other property income	$25,682	$53,508	$64,463	$127,244
Interest income	115,038	44,984	223,121	76,447
Total revenues	140,720	98,492	287,584	203,691
Expenses:
General and administrative	4,921	3,680	8,219	7,155
Interest expense, net	59,548	32,668	125,782	62,664
Property operating	3,007	5,249	5,583	12,976
Real estate tax	1,231	2,024	2,048	8,737
Expense reimbursements to related parties	3,681	3,777	7,249	7,471
Management fees	12,859	13,351	25,438	26,698
Transaction-related	63	446	76	453
Depreciation and amortization	9,319	18,015	24,429	37,156
Real estate impairment	—	15,996	4,814	19,287
Increase in provision for credit losses	49,637	4,942	51,090	9,651
Total expenses	144,266	100,148	254,728	192,248
Other income (expense):
Gain on disposition of real estate and condominium developments, net	26,563	81,107	46,186	113,681
Gain on investment in unconsolidated entities	5,806	1,323	5,036	6,663
Unrealized gain (loss) on equity security	3,096	(4,064)	5,354	(6,410)
Other income, net	850	2,272	1,174	3,577
Loss on extinguishment of debt	(894)	(5,369)	(4,539)	(16,240)
Total other income	35,421	75,269	53,211	101,271
Net income	$31,875	$73,613	$86,067	$112,714
Net (loss) income allocated to noncontrolling interest	—	(72)	8	(63)
Net income attributable to the Company	$31,875	$73,685	$86,059	$112,777
Weighted average number of common shares outstanding:
Basic and diluted	437,401,621	437,346,523	437,417,648	437,360,190
Net income per common share:
Basic and diluted	$0.07	$0.17	$0.20	$0.26
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (in thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$31,875	$73,613	$86,067	$112,714
Other comprehensive income (loss)
Unrealized loss on real estate-related securities	(5,606)	(10,909)	(31,916)	(15,787)
Amount of loss reclassified from other comprehensive loss into income as an increase in provision for credit losses	13,594	—	13,594	—
Unrealized gain on interest rate swaps	—	795	—	2,283
Amount of loss reclassified from other comprehensive loss into income as interest expense, net	—	69	—	62
Total other comprehensive income (loss)	7,988	(10,045)	(18,322)	(13,442)

Comprehensive income	39,863	63,568	67,745	99,272
Comprehensive (loss) income attributable to noncontrolling interest	—	(72)	8	(63)
Comprehensive income attributable to the Company	$39,863	$63,640	$67,737	$99,335
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (in thousands, except share amounts) (Unaudited)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
	Number of Shares	Par Value
Balance as of January 1, 2023	437,397,414	$4,373	$3,529,523	$(1,029,287)	$(48,526)	$2,456,083	$(8)	$2,456,075
Issuance of common stock	1,637,923	17	10,746	—	—	10,763	—	10,763
Equity-based compensation	—	—	120	—	—	120	—	120
Distributions declared on common stock — $0.11 per common share	—	—	—	(45,929)	—	(45,929)	—	(45,929)
Redemptions of common stock	(1,605,529)	(16)	(10,532)	—	—	(10,548)	—	(10,548)
Changes in redeemable common stock	—	—	(213)	—	—	(213)	—	(213)
Comprehensive income (loss)	—	—	—	54,184	(26,310)	27,874	8	27,882
Balance as of March 31, 2023	437,429,808	$4,374	$3,529,644	$(1,021,032)	$(74,836)	$2,438,150	$—	$2,438,150
Issuance of common stock	1,637,602	16	10,743	—	—	10,759	—	10,759
Equity-based compensation	—	—	120	—	—	120	—	120
Distributions declared on common stock — $0.11 per common share	—	—	—	(45,927)	—	(45,927)	—	(45,927)
Redemptions of common stock	(1,685,438)	(16)	(11,057)	—	—	(11,073)	—	(11,073)
Changes in redeemable common stock	—	—	315	—	—	315	—	315
Comprehensive income	—	—	—	31,875	7,988	39,863	—	39,863
Balance as of June 30, 2023	437,381,972	$4,374	$3,529,765	$(1,035,084)	$(66,848)	$2,432,207	$—	$2,432,207

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (in thousands, except share amounts) (Unaudited) — Continued

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
	Number of Shares	Par Value
Balance as of January 1, 2022	437,373,981	$4,374	$3,529,126	$(1,008,561)	$2,949	$2,527,888	$1,073	$2,528,961
Issuance of common stock	1,329,825	13	9,561	—	—	9,574	—	9,574
Equity-based compensation	—	—	37	—	—	37	—	37
Distributions declared on common stock — $0.09 per common share	—	—	—	(40,018)	—	(40,018)	—	(40,018)
Redemptions of common stock	(1,345,814)	(13)	(9,676)	—	—	(9,689)	—	(9,689)
Changes in redeemable common stock	—	—	115	—	—	115	—	115
Distributions to non-controlling interests	—	—	—	—	—	—	(14)	(14)
Comprehensive income (loss)	—	—	—	39,092	(3,397)	35,695	9	35,704
Balance as of March 31, 2022	437,357,992	$4,374	$3,529,163	$(1,009,487)	$(448)	$2,523,602	$1,068	$2,524,670
Issuance of common stock	1,325,282	13	9,529	—	—	9,542	—	9,542
Equity-based compensation	22,892	—	120	—	—	120	—	120
Distributions declared on common stock — $0.09 per common share	—	—	—	(40,018)	—	(40,018)	—	(40,018)
Redemptions of common stock	(1,395,095)	(14)	(10,030)	—	—	(10,044)	—	(10,044)
Changes in redeemable common stock	—	—	503	—	—	503	—	503
Distributions to non-controlling interests	—	—	—	—	—	—	(16)	(16)
Comprehensive income (loss)	—	—	—	73,685	(10,045)	63,640	(72)	63,568
Balance as of June 30, 2022	437,311,071	$4,373	$3,529,285	$(975,820)	$(10,493)	$2,547,345	$980	$2,548,325
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands) (Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$86,067	$112,714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	24,376	37,174
Amortization of deferred financing costs	5,235	6,144
Amortization and accretion on deferred loan fees	(5,977)	(4,937)
Amortization of premiums and discounts on credit investments	(18,717)	(1,585)
Capitalized interest income on real estate-related securities and loans held-for-investment	(571)	(608)
Equity-based compensation	240	157
Straight-line rental income	(1,435)	(3,191)
Write-offs for uncollectible lease-related receivables	578	(695)
Gain on disposition of real estate assets and condominium developments, net	(46,186)	(113,681)
Loss on sale of credit investments, net	690	170
Gain on investment in unconsolidated entities	(5,036)	(6,663)
Gain on sale of marketable security	—	(22)
Unrealized (gain) loss on equity security	(5,354)	6,431
Amortization of fair value adjustment and gain on interest rate swaps	—	140
Loss (gain) on interest rate caps	4,399	(1,851)
Impairment of real estate assets	4,814	19,287
Increase in provision for credit losses	51,090	9,651
Write-off of deferred financing costs	3,564	7,836
Return on investment in unconsolidated entities	5,036	2,022
Changes in assets and liabilities:
Rents and tenant receivables, net	6,141	67,285
Prepaid expenses and other assets	12,522	(51,398)
Accrued interest receivable	(4,518)	(7,404)
Accrued expenses and accounts payable	(3,272)	(3,440)
Deferred rental income and other liabilities	(1,846)	(12,125)
Due to affiliates	(1,788)	(180)
Net cash provided by operating activities	110,052	61,231
Cash flows from investing activities:
Investment in unconsolidated entities	(5,420)	(43,250)
Return of investment in unconsolidated entities	4,801	614
Investment in real estate-related securities	(143,157)	(259,198)
Investment in liquid corporate senior loans	(80,553)	(110,369)
Investment in real estate assets and capital expenditures	(5,639)	(14,426)
Investment in corporate senior loans	(80,977)	(55,251)
Investment in first mortgage loans	(135,398)	(1,223,605)
Origination and exit fees received on loans held-for-investment	—	13,365
Principal payments received on loans held-for-investment	156,601	127,101
Principal payments received on real estate-related securities	53,591	1,250
Net proceeds from sale of real estate-related securities	—	132
Net proceeds from disposition of real estate assets and condominium developments	925,848	1,205,183
Net proceeds from sale of liquid corporate senior loans	25,490	35,290
Redemption of investment in unconsolidated entities	—	60,663
Proceeds from the settlement of insurance claims	—	619
Net cash provided by (used in) investing activities	$715,187	$(261,882)

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands) (Unaudited) — Continued

	Six Months Ended June 30,
	2023	2022
Cash flows from financing activities:
Redemptions of common stock	$(21,621)	$(19,733)
Distributions to stockholders	(69,854)	(60,834)
Proceeds from borrowings	241,610	1,615,858
Repayments of borrowings, and prepayment penalties	(679,322)	(1,235,322)
Termination of interest rate swaps	—	(101)
Distributions to non-controlling interests	—	(30)
Deferred financing costs paid	(3,983)	(8,921)
Net cash (used in) provided by financing activities	(533,170)	290,917
Net increase in cash and cash equivalents and restricted cash	292,069	90,266
Cash and cash equivalents and restricted cash, beginning of period	176,594	144,173
Cash and cash equivalents and restricted cash, end of period	$468,663	$234,439
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$416,891	$173,417
Restricted cash	51,772	61,022
Total cash and cash equivalents and restricted cash	$468,663	$234,439
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$15,308	$13,338
Accrued capital expenditures	$54	$561
Construction reserve allocation	$(190)	$—
Accrued deferred financing costs	$167	$596
Mortgage notes payable assumed by buyer in connection with disposition of real estate assets	$—	$(313,712)
Common stock issued through distribution reinvestment plan	$21,522	$19,116
Change in fair value of derivative instruments	$—	$2,205
Change in fair value of real estate-related securities	$(18,322)	$(15,787)
Conversion of preferred units to loans held-for-investment	$—	$68,242
Supplemental Cash Flow Disclosures:
Interest paid	$122,068	$61,802
Cash paid for taxes	$911	$1,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited)
NOTE 1 — ORGANIZATION AND BUSINESS
CIM Real Estate Finance Trust, Inc. (the “Company”) is a non-exchange traded real estate investment trust (“REIT”) formed as a Maryland corporation on July 27, 2010, that elected to be taxed, and operates its business to qualify, as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2012. The Company seeks to attain attractive risk-adjusted returns and create long term value for its investors by investing in a diversified portfolio of senior secured mortgage loans, creditworthy long-term net-leased property investments and other senior loan and liquid credit investments. As of June 30, 2023, the Company’s loan portfolio consisted of 357 loans with a net book value of $4.1 billion, and investments in real estate-related securities of $647.3 million. As of June 30, 2023, the Company owned 195 properties, comprising approximately 6.3 million rentable square feet of commercial space located in 37 states. As of June 30, 2023, the rentable square feet at these properties was 99.8% leased, including month-to-month agreements, if any. As of June 30, 2023, the Company owned condominium developments with a net book value of $112.0 million.
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
The Company’s board of directors (the “Board”) establishes an updated estimated per share net asset value (“NAV”) of the Company’s common stock on at least an annual basis for purposes of assisting broker-dealers that participated in the Initial

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited) – (Continued)

Offering in meeting their customer account reporting obligations under Financial Industry Regulatory Authority Rule 2231. Distributions are reinvested in shares of the Company’s common stock for participants in the DRIP at the estimated per share NAV as determined by the Board. Additionally, the estimated per share NAV as determined by the Board serves as the per share NAV for purposes of the share redemption program. As of June 30, 2023, the estimated per share NAV of the Company’s common stock was $6.57, which was established by the Board on December 19, 2022 using a valuation date of September 30, 2022. Commencing on December 21, 2022, $6.57 served as the per share NAV, including for shares issued pursuant to the DRIP. The Company’s estimated per share NAVs are not audited or reviewed by its independent registered public accounting firm.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited) – (Continued)

Reclassifications
Certain amounts in the Company’s prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation. The Company has chosen to break out the details of $32.7 million and $62.7 million of interest expense, net from other income, net into expenses in the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2022, respectively, driven by the Company’s current investment portfolio composition being predominantly comprised of credit investments. This reclassification of interest expense, net did not have an impact on net income or cash flow from operating activities. In addition, the Company has chosen to break out the details of $4.1 million and $6.4 million of unrealized loss on equity security from other income, net in the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2022, respectively. The Company has also chosen to break out the details of $11.9 million of accrued interest receivable from prepaid expenses, derivative assets and other assets in the Company’s condensed consolidated balance sheet as of June 30, 2022, which resulted in a corresponding breakout of $7.4 million from prepaid expenses, derivative assets and other assets to accrued interest receivable in the Company’s condensed consolidated statement of cash flows for the six months ended June 30, 2022. The reclassifications had no effect on previously reported totals or subtotals.
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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, lease concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; significant increases to budgeted costs for units under development; and a reduction in prevailing market values for assets being considered for disposition. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. During the six months ended June 30, 2023, as part of the Company’s quarterly impairment review procedures, the Company recorded impairment charges of $4.8 million related to one property, due to the sales price being less than its respective carrying value. The Company’s impairment assessment as of June 30, 2023 was based on the most current information available to the Company, including expected holding periods. If the Company’s expected holding periods for assets change, subsequent tests for impairment could result in additional impairment charges in the future. During the six months ended June 30, 2022, the Company recorded impairment charges of $11.3 million related to 18 properties, all of which was due to sales prices that were less than their respective carrying values. Additionally, during the six months ended June 30, 2022, certain condominium units were deemed to be impaired and their carrying values were reduced to their estimated fair value, resulting in impairment charges of $7.9 million. The assumptions and uncertainties utilized in the evaluation of the impairment of real estate assets are discussed in detail in Note 3 — Fair Value Measurements. See also Note 4 — Real Estate Assets for further discussion regarding real estate investment activity.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited) – (Continued)

Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the assets related to the property and estimate its fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount is then recorded to reflect the estimated fair value of the property, net of selling costs. As of June 30, 2023, the Company did not identify any real estate assets as held for sale.
Dispositions of Real Estate Assets
Gains and losses from dispositions are recognized once the various criteria relating to the terms of sale and any subsequent involvement by the Company with the asset sold are met. A discontinued operation includes only the disposal of a component of an entity and represents a strategic shift that has (or will have) a major effect on an entity’s financial results. Given the Company’s current asset portfolio and strategy, the Company’s dispositions during the six months ended June 30, 2023 and 2022 did not qualify for discontinued operations presentation and thus, the results of the properties and condominiums that were sold will remain in operating income, and any associated gains or losses from the dispositions are included in gain on disposition of real estate and condominium developments, net. See Note 4 — Real Estate Assets for a discussion of the disposition of individual properties and condominiums during the six months ended June 30, 2023.
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
Investment in Unconsolidated Entities
CMFT MT JV Holdings, LLC, an indirect wholly-owned subsidiary of the Company, is engaged in an unconsolidated joint venture arrangement through CIM NP JV Holdings, LLC (“NP JV Holdings”) (the “Unconsolidated Joint Venture”), of which it owns 50% of the outstanding equity. Through the Unconsolidated Joint Venture, which holds approximately 90% of the membership interest in NewPoint JV, LLC (the “NewPoint JV”) pursuant to the terms of the Operating Agreement entered into between the Unconsolidated Joint Venture and NewPoint Bridge Lending, LLC, the Company indirectly owns approximately 45% of the outstanding equity of the NewPoint JV on a fully diluted basis. The Company accounts for its investment under the equity method. The equity method of accounting requires the investment to be initially recorded at cost, including transaction costs incurred to finalize the investment, and is subsequently adjusted for the Company’s share of equity in NP JV Holdings’ earnings and distributions, including unrealized gains and losses as a result of changes in fair value of the NewPoint JV. The Company records its share of NP JV Holdings’ profits or losses on a quarterly basis as an adjustment to the carrying value of the investment on the Company’s condensed consolidated balance sheet and such share is recognized as a profit or loss on the condensed consolidated statements of operations. The Company recorded a gain of $5.8 million and $5.0 million, respectively, which represented its share of NP JV Holdings’ gain, during the three and six months ended June 30, 2023, respectively, in the condensed consolidated statements of operations. The Company recorded a gain of $1.3 million and $1.5 million, respectively, which represented its share of NP JV Holdings’ gain, during the three and six months ended June 30, 2022. During the six

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited) – (Continued)

months ended June 30, 2023, the Company contributed an additional $5.4 million in NP JV Holdings and received $5.8 million as a return of capital that can be called back by NewPoint JV through NP JV Holdings as a capital call on a future date. As of June 30, 2023 and December 31, 2022, the Company’s aggregate investment in NP JV Holdings of $101.2 million and $100.6 million, respectively, is included in investment in unconsolidated entities on the condensed consolidated balance sheets. For more information, refer to Note 6 — Investment in Unconsolidated Entities.
On March 31, 2022, the Company fully redeemed its $60.7 million investment in CIM UII Onshore, L.P. (“CIM UII Onshore”). Prior to redemption, the Company had less than 5% ownership of CIM UII Onshore and accounted for its investment under the equity method. The equity method of accounting requires the investment to be initially recorded at cost, including transaction costs incurred to finalize the investment, and subsequently adjusted for the Company’s share of equity in CIM UII Onshore’s earnings and distributions. Prior to redemption, the Company recorded its share of CIM UII Onshore’s profits or losses on a quarterly basis as an adjustment to the carrying value of the investment on the Company’s consolidated balance sheet and such share is recognized as a profit or loss on the consolidated statements of operations. During the six months ended June 30, 2022, the Company recorded its share of CIM UII Onshore’s gain totaling $5.2 million. The Company received distributions of $531,000 related to its investment in CIM UII Onshore, all of which was recognized as a return on investment.
Restricted Cash
The Company had $51.8 million and $57.6 million in restricted cash as of June 30, 2023 and December 31, 2022, respectively. Included in restricted cash was $7.4 million and $15.4 million held by lenders in lockbox accounts, as of June 30, 2023 and December 31, 2022, respectively. As part of certain debt agreements, rents from certain encumbered properties are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess is disbursed to the Company. Also included in restricted cash was $24.8 million and $22.6 million of construction reserves, amounts held by lenders in escrow accounts for real estate taxes and other lender reserves for certain properties, in accordance with the associated lender’s loan agreement as of June 30, 2023 and December 31, 2022, respectively. In addition, the Company had a $19.6 million deposit held as cash collateral included in restricted cash as of June 30, 2023 and December 31, 2022 to be applied by Barclays Bank PLC (“Barclays”) as repayment of certain eligible assets transferred under the master repurchase agreement with Barclays.
Real Estate-Related Securities
Real estate-related securities consists primarily of the Company’s investments in commercial mortgage-backed securities (“CMBS”) and equity securities. The Company determines the appropriate classification for real estate-related securities at the time of purchase and reevaluates such designation as of each balance sheet date.
As of June 30, 2023, the Company classified its investments in CMBS as available-for-sale as the Company is not actively trading the securities; however, the Company may sell them prior to their maturity. These investments are carried at their estimated fair value with unrealized gains and losses reported in other comprehensive income (loss). During the six months ended June 30, 2023, the Company invested $143.2 million in CMBS. As of June 30, 2023, the Company had investments in 24 CMBS with an estimated aggregate fair value of $603.7 million.
In addition, the Company had an investment in an equity security with an estimated aggregate fair value of $43.6 million as of June 30, 2023, which is comprised of RTL Common Stock received as consideration in connection with the RTL Purchase and Sale Agreement (both of which are defined in Note 4 — Real Estate Assets). This investment is carried at its estimated fair value with unrealized gains and losses reported on the condensed consolidated statements of operations. During the three and six months ended June 30, 2023, the Company recorded $1.4 million and $2.7 million, respectively, of dividend income on RTL Common Stock. During the three and six months ended June 30, 2022, the Company recorded $1.4 million of dividend income on RTL Common Stock. Dividend income is included in other income, net on the condensed consolidated statements of operations. The Company also recorded $3.1 million and $5.4 million of unrealized gain on RTL Common Stock during the three and six months ended June 30, 2023, respectively, and recorded $4.1 million and $6.4 million of unrealized loss on RTL Common Stock during the three and six months ended June 30, 2022, respectively, all of which is included in unrealized gain (loss) on equity security in the condensed consolidated statements of operations.
The Company monitors its available-for-sale securities for changes in fair value. A loss is recognized when the Company determines that a decline in the estimated fair value of a security below its amortized cost has resulted from a credit loss or other factors, such as market conditions. Such losses that are credit related are recorded as a current expected credit loss in increase in provision to credit losses on the Company’s condensed consolidated statements of operations. Subsequent

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited) – (Continued)

cumulative adverse changes in expected cash flows on the Company’s available-for-sale securities are recognized as an increase to current expected credit losses. However, the allowance is limited to the amount by which the available-for-sale security’s amortized cost exceeds its fair value. Favorable changes in expected cash flows are recognized as a decrease to current expected credit losses. For additional information regarding the Company’s process for estimating current expected credit losses for its real estate-related securities, see the Current Expected Credit Losses section below.
The amortized cost of real estate-related securities is adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method and is recorded in the accompanying condensed consolidated statements of operations in interest income. Upon the sale of a security, the realized net gain or loss is computed on the specific identification method.
Interest earned is either received in cash or capitalized to real estate-related securities in the Company’s condensed consolidated balance sheets. Interest is capitalized when certain conditions are met as specified in each security agreement. During the three and six months ended June 30, 2023, the Company capitalized $287,000 and $571,000, respectively, of interest income to real estate-related securities. During the three and six months ended June 30, 2022, the Company capitalized $274,000 and $546,000, respectively, of interest income to real estate-related securities.
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
Accrual of interest income is suspended on nonaccrual loans. Loans that are past due 90 days or more as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual status. Interest collected is recognized on a cash basis by crediting income when received. Loans may be restored to accrual status when all principal and interest are current and full repayment of the remaining contractual principal and interest are reasonably assured. As of June 30, 2023, one of the Company’s liquid corporate senior loan investments was on a nonaccrual status with a carrying value of $2.9 million, which represented less than 1% of the carrying value of the Company’s liquid corporate senior loans portfolio.
Current Expected Credit Losses
The Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”), on January 1, 2020. Current expected credit losses (“CECL”) required under ASU 2016-13 reflects the Company’s current estimate of potential credit losses related to the Company’s loans held-for-investment and CMBS included in the condensed consolidated balance sheets. Changes to current expected credit losses are recognized through net income on the Company’s condensed consolidated statements of operations. While ASU 2016-13 does not require any particular method for determining current expected credit losses, it does specify current expected credit losses should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, and reasonable and supportable forecasts for the duration of each respective loan. In addition, other than a few narrow exceptions, ASU 2016-13 requires that all financial instruments subject to the credit loss model have some amount of loss reserve to reflect the GAAP principal underlying the credit loss model that all loans, debt securities, and similar assets have some inherent risk of loss, regardless of credit quality, subordinate capital, or other mitigating factors.
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
June 30, 2023 (Unaudited) – (Continued)

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
Quarterly, the Company evaluates the risk of all loans held-for-investment and assigns a risk rating based on a variety of factors, grouped as follows: (i) loan and credit structure, including the as-is loan-to-value (“LTV”) ratio and structural features; (ii) quality and stability of real estate value and operating cash flow, including debt yield, dynamics of the geography, property type and local market, physical condition, stability of cash flow, leasing velocity and quality and diversity of tenancy; (iii) performance against underwritten business plan; and (iv) quality, experience and financial condition of sponsor, borrower and guarantor(s).
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
In estimating credit losses related to real estate-related securities, management considers a variety of factors, including, but not limited to, the extent to which the fair value is less than the amortized cost basis, recent events specific to the security, industry or geographic area, the payment structure of the security, the failure of the issuer of the security to make scheduled

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited) – (Continued)

interest or principal payments, and external credit ratings and recent changes in such ratings. Credit losses, if any, are estimated by calculating the difference between (i) the present value of estimated cash flows expected to be collected from the security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to (ii) the net amortized cost basis of the security. Significant judgment is used in estimating future cash flows for the Company’s real estate-related securities.
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
Development Activities
Project costs and expenses, including interest incurred, associated with the development, construction and lease-up of a real estate project are capitalized as construction in progress. During the six months ended June 30, 2023 and 2022, the Company capitalized $5.3 million and $7.2 million, respectively, of expenses associated with the development of condominiums acquired via foreclosure, which is included in condominium developments in the accompanying condensed consolidated balance sheets. Included in the amounts capitalized during the six months ended June 30, 2023 and 2022 was $848,000 and $711,000, respectively, of capitalized interest expense.
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
June 30, 2023 (Unaudited) – (Continued)

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
On March 31, 2022, the FASB issued ASU No. 2022-02, Troubled Debt Restructurings and Vintage Disclosures (Topic 326) (“ASU 2022-02”). ASU 2022-02 eliminates the recognition and measurement guidance for troubled debt restructurings (“TDRs”) and, instead, requires that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The ASU also enhances existing disclosure requirements and introduces new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. The ASU became effective for the Company beginning January 1, 2023 and is generally to be applied prospectively. ASU 2022-02 did not have an impact on the Company’s condensed consolidated financial statements for the six months ended June 30, 2023.
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
June 30, 2023 (Unaudited) – (Continued)

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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Real estate-related securities — The Company generally determines the fair value of its CMBS by utilizing broker-dealer quotations, reported trades or valuation estimates from pricing models to determine the reported price. Pricing models for CMBS are generally discounted cash flow models that usually consider the attributes applicable to a particular class of security (e.g., credit rating, seniority), current market data, and estimated cash flows for each class and incorporate deal collateral performance such as prepayment speeds and default rates, as available. Depending upon the significance of the fair value inputs used in determining these fair values, these securities are valued using Level 1, Level 2 or Level 3 inputs. As of June 30, 2023, the Company concluded that $440.2 million of its CMBS fell under Level 2 and $163.5 million of its CMBS fell under Level 3.
The Company’s equity security investment is valued using Level 1 inputs. The estimated fair value of the Company’s equity security is based on quoted market prices that are readily and regularly available in an active market.
Credit facilities and notes payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of June 30, 2023, the estimated fair value of the Company’s debt was $3.90 billion, compared to a carrying value of $4.01 billion. The estimated fair value of the Company’s debt as of December 31, 2022 was $4.32 billion, compared to a carrying value of $4.44 billion.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2023 and December 31, 2022, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Loans held-for-investment — The Company’s loans held-for-investment are recorded at cost upon origination and adjusted by net loan origination fees and discounts. The Company estimates the fair value of its loans held-for-investment by performing a present value analysis for the anticipated future cash flows using an appropriate market discount rate taking into consideration the credit risk. The Company has determined that its commercial real estate (“CRE”) loans held-for-investment and corporate senior loans are classified in Level 3 of the fair value hierarchy. The Company’s liquid corporate senior loans are classified as Level 2 or Level 3 depending on the number of market quotations or indicative prices from pricing services that are available, and whether the depth of the market is sufficient to transact at those prices in amounts approximating the Company’s investment position at the measurement date. As of June 30, 2023, $551.3 million and $132.1 million of the Company’s liquid corporate senior loans were classified in Level 2 and Level 3 of the fair value hierarchy, respectively. As of December 31, 2022, $494.4 million and $168.0 million of the Company’s liquid corporate senior loans were classified in Level 2 and Level 3 of the fair value hierarchy, respectively. As of June 30, 2023, the estimated fair value of the Company’s loans held-for-investment and related receivables, net was $4.15 billion, compared to its carrying value of $4.10 billion. As of December 31, 2022, the

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited) – (Continued)

estimated fair value of the Company’s loans held-for-investment and related receivables, net was $3.98 billion, compared to its carrying value of $4.00 billion.
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
Items Measured at Fair Value on a Recurring Basis
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets that are required to be measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 (in thousands):

	Balance as of June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
CMBS	$603,724	$—	$440,240	$163,484
Equity security	43,603	43,603	—	—
Interest rate caps	641	—	641	—
Total financial assets	$647,968	$43,603	$440,881	$163,484

	Balance as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
CMBS	$538,142	$—	$348,241	$189,901
Equity security	38,249	38,249	—	—
Interest rate caps	5,040	—	5,040	—
Total financial assets	$581,431	$38,249	$353,281	$189,901

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited) – (Continued)

The following are reconciliations of the changes in financial assets with Level 3 inputs in the fair value hierarchy for the six months ended June 30, 2023 (in thousands):

Level 3
Beginning Balance, January 1, 2023	$189,901
Total gains and losses:
Unrealized loss included in other comprehensive loss, net	(19,552)
Current expected credit losses (1)	(16,432)
Purchases and payments received:
Discounts, net	8,996
Capitalized interest income	571
Ending Balance, June 30, 2023	$163,484
____________________________________
(1)    Does not include $7.1 million of unrealized losses recognized prior to January 1, 2023 that were reclassified from other comprehensive income on the condensed consolidated statements of comprehensive income to increase in provision for credit losses on the condensed consolidated statements of operations during the six months ended June 30, 2023.
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
As discussed in Note 4 — Real Estate Assets, during the six months ended June 30, 2023, real estate assets related to one property was deemed to be impaired and its carrying value was reduced to an estimated fair value of $4.8 million, resulting in impairment charges of $4.8 million. During the six months ended June 30, 2022, real estate assets related to 18 properties were deemed to be impaired and their carrying values were reduced to an estimated fair value of $110.5 million, resulting in impairment charges of $11.3 million. Additionally, during the six months ended June 30, 2022, certain condominium units were deemed to be impaired and their carrying values were reduced to their estimated fair value, resulting in impairment charges of $7.9 million. The Company estimates fair values using Level 3 inputs and a combined income and market approach, specifically using discounted cash flow analysis and recent comparable sales transactions. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgment and to make certain key assumptions, including, but not limited to, the following: (1) terminal capitalization rates; (2) discount rates; (3) the number of years the property will be held; (4) property operating expenses; and (5) re-leasing assumptions, including the number of months to re-lease, market rental income and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and the future performance and sustainability of the Company’s tenants. The Company determined that the selling prices used to determine the fair values were Level 2 inputs.
The following summarizes the ranges of discount rates and terminal capitalization rates used for the Company’s impairment test for the real estate assets during the six months ended June 30, 2023 and 2022:

Six Months Ended June 30,
2023		2022
Discount Rate	Terminal Capitalization Rate	Discount Rate	Terminal Capitalization Rate
9.7%	7.0% – 9.2%	8.0% – 9.7%	7.5% – 9.2%

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited) – (Continued)

The following table presents the impairment charges by asset class recorded during the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Asset class impaired:
Land	$1,144	$1,913
Buildings, fixtures and improvements	3,652	8,453
Intangible lease assets	18	980
Intangible lease liabilities	—	(4)
Condominium developments	—	7,945
Total impairment loss	$4,814	$19,287
NOTE 4 — REAL ESTATE ASSETS
Property Acquisitions
During the six months ended June 30, 2023 and 2022, the Company did not acquire any properties.
Condominium Development Project
During the six months ended June 30, 2023 and 2022, the Company capitalized $5.3 million and $7.2 million, respectively, of expenses associated with the development of condominiums acquired via foreclosure, which is included in condominium developments in the accompanying condensed consolidated balance sheets.
Condominium Dispositions
During the six months ended June 30, 2023, the Company disposed of condominium units for a sales price of $29.0 million, resulting in proceeds of $26.1 million after closing costs and a gain of $2.4 million. During the six months ended June 30, 2022, the Company disposed of condominium units for an aggregate sales price of $22.5 million, resulting in proceeds of $20.6 million after closing costs and a gain of $3.3 million. The Company has no continuing involvement that would preclude sale treatment with these condominium units. The gain on sale of condominium units is included in gain on disposition of real estate and condominium developments, net in the condensed consolidated statements of operations.
2023 Property Dispositions
On December 29, 2022, certain subsidiaries of the Company entered into an Agreement of Purchase and Sale (the “Realty Income Purchase and Sale Agreement”) with certain subsidiaries of Realty Income Corporation (NYSE: O) (“Realty Income”), to sell to Realty Income 185 single-tenant net lease properties encompassing approximately 4.6 million gross rentable square feet of commercial space across 34 states for total consideration of $894.0 million. The consideration was paid in cash.
During the six months ended June 30, 2023, the Company disposed of 185 properties, including 183 retail properties and two industrial properties, for an aggregate gross sales price of $909.3 million, resulting in proceeds of $899.7 million after closing costs and a gain of $43.8 million. The sale of 178 of these properties closed pursuant to the Realty Income Purchase and Sale Agreement for total consideration of $861.0 million, resulting in proceeds of $852.6 million after closing costs and a gain of $32.3 million. No properties are remaining to be sold pursuant to the Realty Income Purchase and Sale Agreement. The Company has no continuing involvement that would preclude sale treatment with these properties. The gain on sale of real estate is included in gain on disposition of real estate and condominium developments, net in the condensed consolidated statements of operations.
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
June 30, 2023 (Unaudited) – (Continued)

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
During the six months ended June 30, 2022, the Company disposed of 112 properties, including 55 anchored shopping centers, 54 retail properties, two office buildings and one industrial property, and an outparcel of land for an aggregate gross sales price of $1.55 billion, resulting in proceeds of $1.50 billion after closing costs and a gain of $110.4 million. The sale of 80 of these properties closed pursuant to the RTL Purchase and Sale Agreement for total consideration of $1.3 billion, which consisted of $1.2 billion in cash proceeds and $53.4 million of RTL Common Stock, which shares are subject to certain registration rights as described in the RTL Purchase and Sale Agreement. During the six months ended June 30, 2022, the Company recognized earnout income of $74.1 million related to the disposition of these properties pursuant to the RTL Purchase and Sale Agreement, and recorded a related receivable of $51.0 million in prepaid expenses and other assets in the condensed consolidated balance sheets. The Company has no continuing involvement with these properties that would preclude sale treatment. The gain on sale of real estate, including the earnout income, is included in gain on disposition of real estate and condominium developments, net in the condensed consolidated statements of operations.
As of June 30, 2022, the Company identified four properties with a carrying value of $76.6 million as held for sale, one of which was in connection with the RTL Purchase and Sale Agreement. The Company disposed of these properties in phases subsequent to June 30, 2022.
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
During the six months ended June 30, 2023, one property totaling approximately 45,000 square feet with a carrying value of $9.6 million was deemed to be impaired and its carrying value was reduced to an estimated fair value of $4.8 million, resulting in impairment charges of $4.8 million, which were recorded in the condensed consolidated statements of operations.
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
NOTE 5 — INTANGIBLE LEASE ASSETS AND LIABILITIES
Intangible lease assets and liabilities consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands, except weighted average life remaining):

	June 30, 2023	December 31, 2022
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $46,351 and $86,881, respectively (with a weighted average life remaining of 11.6 years and 11.1 years, respectively)
	$105,816	$174,954
Acquired above-market leases, net of accumulated amortization of $2,891 and $4,210, respectively (with a weighted average life remaining of 11.5 years and 12.9 years, respectively)
	4,144	10,639
Total intangible lease assets, net	$109,960	$185,593
Intangible lease liabilities:
Acquired below-market leases, net of accumulated amortization of $4,534 and $5,575, respectively (with a weighted average life remaining of 12.6 years and 12.4 years, respectively)
	$13,956	$19,054

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited) – (Continued)

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
The following table summarizes the amortization related to the intangible lease assets and liabilities for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
In-place lease and other intangible amortization	$3,014	$6,326	$8,096	$13,112
Above-market lease amortization	$118	$305	$352	$621
Below-market lease amortization	$313	$484	$746	$1,063
As of June 30, 2023, the estimated amortization relating to the intangible lease assets and liabilities is as follows (in thousands):

	Amortization
	In-Place Leases and Other Intangibles	Above-Market Leases	Below-Market Leases
Remainder of 2023	$5,911	$230	$602
2024	11,441	424	1,126
2025	11,047	424	1,120
2026	9,843	379	1,120
2027	9,131	356	1,120
Thereafter	58,443	2,331	8,868
Total	$105,816	$4,144	$13,956
NOTE 6 — INVESTMENT IN UNCONSOLIDATED ENTITIES
During the year ended December 31, 2021, the Company entered into the Unconsolidated Joint Venture, of which the Company owns 50% of the outstanding equity. The Unconsolidated Joint Venture holds approximately 90% of the membership interest in the NewPoint JV. Through the Unconsolidated Joint Venture, the Company has an approximate 45% interest in the NewPoint JV and accounts for its investment under the equity method. The primary purpose of the NewPoint JV is to source, underwrite, close and service on an ongoing basis multifamily bridge loans, participation interests, and other debt instruments such as loans. As of June 30, 2023, the carrying value of the Company’s investment in NP JV Holdings was $101.2 million, which approximates fair value and is included in investment in unconsolidated entities on the condensed consolidated balance sheets. The Company received $9.8 million in distributions related to its investment in NP JV Holdings during the six months ended June 30, 2023, $5.0 million of which was recognized as a return on investment and $4.8 million of which was recognized as a return of investment and reduced the invested capital and the carrying amount. As of June 30, 2023, the Company had $113.0 million of unfunded commitments related to NewPoint JV. These commitments are not reflected in the accompanying condensed consolidated balance sheets.
The Company provided a limited guaranty to NewPoint JV, under which the Company agreed to guarantee the Unconsolidated Joint Venture’s cross indemnity and its share of capital contribution obligations under the agreement with NewPoint JV.
On March 31, 2022, the Company fully redeemed its $60.7 million investment in CIM UII Onshore, which represented less than 5% ownership of CIM UII Onshore and approximated fair value. During the six months ended June 30, 2022, the Company recognized an equity method net gain of $5.2 million related to its investment in CIM UII Onshore. The Company recognized distributions of $531,000 related to its investment in CIM UII Onshore during the six months ended June 30, 2022, all of which was recognized as a return on investment.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited) – (Continued)

NOTE 7 — REAL ESTATE-RELATED SECURITIES
As of June 30, 2023, the Company had real estate-related securities with an aggregate estimated fair value of $647.3 million, which included 24 CMBS investments and an investment in a publicly-traded equity security. The CMBS mature on various dates from July 2023 through June 2058 and have interest rates ranging from 6.7% to 12.5% as of June 30, 2023, with one CMBS earning a zero coupon rate. The following is a summary of the Company’s real estate-related securities as of June 30, 2023 (in thousands):

	Real Estate-Related Securities
	Amortized Cost Basis	Unrealized Loss	CECL	Fair Value
CMBS	$694,006	$(66,830)	$(23,452)	$603,724
Equity security	53,388	(9,785)	—	43,603
Total real estate-related securities	$747,394	$(76,615)	$(23,452)	$647,327
The following table provides the activity for the real estate-related securities during the six months ended June 30, 2023 (in thousands):

	Amortized Cost Basis	Unrealized Loss	CECL	Fair Value
Real estate-related securities as of January 1, 2023	$640,037	$(63,646)	$—	$576,391
Face value of real estate-related securities acquired	146,037	—	—	146,037
Premiums and discounts on purchase of real estate-related securities, net of acquisition costs	(2,879)	—	—	(2,879)
Amortization of discount on real estate-related securities	17,219	—	—	17,219
Capitalized interest income on real estate-related securities	571	—	—	571
Principal payments received on real estate-related securities (1)	(53,591)	—	—	(53,591)
Unrealized loss on real estate-related securities, net	—	(12,969)	—	(12,969)
Current expected credit losses	—	—	(23,452)	(23,452)
Real estate-related securities as of June 30, 2023	$747,394	$(76,615)	$(23,452)	$647,327
____________________________________
(1)    Includes the repayment of the Company’s position in two different tranches of a CMBS instrument prior to their stated maturity dates.
During the six months ended June 30, 2023, the Company invested $143.2 million in CMBS. Unrealized gains and losses on CMBS are recorded in other comprehensive income (loss), with a portion of the amount subsequently reclassified into other income, net in the accompanying condensed consolidated statements of operations as securities are sold and gains and losses are recognized. Unrealized gains and losses on the equity security are reported on the condensed consolidated statements of operations. During the six months ended June 30, 2023, the Company recorded $13.0 million of net unrealized loss on its real estate-related securities, comprised of an $18.3 million unrealized loss on CMBS, which is included in other comprehensive income (loss) in the accompanying condensed consolidated statements of comprehensive income and a $5.4 million unrealized gain on the Company’s equity security, which is included in unrealized gain (loss) on equity security in the accompanying condensed consolidated statements of operations.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited) – (Continued)

The scheduled maturities of the Company’s CMBS as of June 30, 2023 are as follows (in thousands):

	CMBS
	Amortized Cost	Estimated Fair Value
Due within one year	$518,174	$439,574
Due after one year through five years	133,204	133,091
Due after five years through ten years	—	—
Due after ten years	42,628	31,059
Total	$694,006	$603,724
Actual maturities of real estate-related securities can differ from contractual maturities because borrowers on certain corporate credit securities may have the right to prepay their respective debt obligations at any time. In addition, factors such as prepayments and interest rates may affect the yields on such securities.
Current Expected Credit Losses
Current expected credit losses reflect the Company’s current estimate for potential credit losses related to real estate-related securities included in the Company’s condensed consolidated balance sheets. Current expected credit related losses are recorded in increase in provision to credit losses on the Company’s condensed consolidated statements of operations. Refer to Note 2 — Summary of Significant Accounting Policies for further discussion of the Company’s current expected credit losses.
The following table presents the activity in the Company’s current expected credit losses related to its position in one of two different tranches of a CMBS instrument for the six months ended June 30, 2023 (dollar amounts in thousands):

CMBS
Current expected credit losses as of January 1, 2023	$—
Provision for credit losses	—
Current expected credit losses as of March 31, 2023	—
Provision for credit losses	23,452
Current expected credit losses as of June 30, 2023	$23,452
During the six months ended June 30, 2023, the loan collateralizing one of the Company’s CMBS positions was transferred from the master servicer to a special servicer due to payment default generated by halted rent payments on the underlying office properties being mortgaged. During the three months ended June 30, 2023, the underlying collateral of the loan was appraised by the special servicer, resulting in an appraisal reduction representing approximately 44% of one of the CMBS position’s tranches the Company is invested in. Further, the appraisal reduction resulted in reduced cash flows received from the respective CMBS investment during the three months ended June 30, 2023. The Company considered various factors, including the factors noted above, in determining whether a credit loss existed. The present value of cash flows expected to be collected from the CMBS position did not exceed its amortized cost basis, and as such the Company determined the security had incurred a credit loss. The Company does not intend to sell the CMBS position and it is not considered more likely than not that the Company will be forced to sell the security prior to recovering the amortized cost.
As a result of the credit loss incurred, the Company reclassified $13.6 million of unrealized loss from other comprehensive income on the condensed consolidated statements of comprehensive income to increase in provision for credit losses on the condensed consolidated statements of operations during the three months ended June 30, 2023, and recorded an incremental $9.9 million to increase in provision for credit losses on the condensed consolidated statements of operations identified as part of the Company’s quantitative credit loss assessment. The Company will continue to monitor for changes in expected cash flows in order to continue to measure the credit loss.
As of June 30, 2023, there were 15 CMBS positions with unrealized losses reflected in other comprehensive income (loss) in the accompanying condensed consolidated statements of comprehensive income. Upon evaluating these securities, the Company concluded that the unrealized losses included in other comprehensive income (loss) as of June 30, 2023 were noncredit-related and would be recovered from the securities’ estimated future cash flows. The Company considered various factors in reaching this conclusion, including that the Company did not intend to sell the securities, it was not considered more

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited) – (Continued)

likely than not that the Company would be forced to sell the securities prior to recovering the amortized cost, and there were no material credit events that would have caused the Company to conclude that the amortized cost would not be recovered.
NOTE 8 — LOANS HELD-FOR-INVESTMENT
The Company’s loans held-for-investment consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	As of June 30,	As of December 31,
	2023	2022
First mortgage loans (1)	$3,317,027	$3,285,193
Total CRE loans held-for-investment and related receivables, net	3,317,027	3,285,193
Liquid corporate senior loans	710,546	701,540
Corporate senior loans	137,948	57,165
Loans held-for-investment and related receivables, net	$4,165,521	$4,043,898

Less: Current expected credit losses	$(67,562)	$(42,344)
Total loans held-for-investment and related receivables, net	$4,097,959	$4,001,554
____________________________________
(1)    As of June 30, 2023, first mortgage loans included $20.2 million of contiguous mezzanine loan components that, as a whole, have expected credit quality similar to that of a first mortgage loan.
The following table details overall statistics for the Company’s loans held-for-investment as of June 30, 2023 and December 31, 2022 (dollar amounts in thousands):

	CRE Loans (1) (2)		Liquid Corporate Senior Loans		Corporate Senior Loans
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Number of loans	29	29	317	317	11	4
Principal balance	$3,334,312	$3,306,411	$717,600	$708,254	$140,320	$57,918
Net book value	$3,272,258	$3,264,841	$689,714	$680,345	$135,987	$56,368
Weighted-average interest rate	8.5%	7.6%	8.9%	8.0%	11.7%	10.5%
Weighted-average maximum years to maturity	3.2	3.6	4.5	4.7	3.7	4.6
Unfunded loan commitments (3)	$266,999	$304,649	$1,233	$1,425	$30,341	$4,324
____________________________________
(1)As of June 30, 2023, 100% of the Company’s CRE loans by principal balance earned a floating rate of interest, primarily indexed to the Secured Overnight Financing Rate (“SOFR”).
(2)Maximum maturity date assumes all extension options are exercised by the borrowers; however, the Company’s CRE loans may be repaid prior to such date.
(3)Unfunded loan commitments are subject to the satisfaction of borrower milestones and are not reflected in the accompanying condensed consolidated balance sheets. This balance does not include unsettled liquid corporate senior loan purchases of $18.4 million that are included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited) – (Continued)

Activity relating to the Company’s loans held-for-investment portfolio was as follows (in thousands):

	CRE Loans	Liquid Corporate Senior Loans	Corporate Senior Loans	Total Loan Portfolio
Balance, January 1, 2023	$3,264,841	$680,345	$56,368	$4,001,554
Loan originations and acquisitions	137,524	82,370	82,734	302,628
Sale of loans	—	(25,490)	—	(25,490)
Principal repayments received (1)	(109,623)	(46,645)	(332)	(156,600)
Deferred fees and other items (2)	(2,125)	(2,508)	(1,757)	(6,390)
Accretion and amortization of fees and other items	6,058	1,279	138	7,475
(Provision for) reversal of credit losses (3)	(24,417)	363	(1,164)	(25,218)
Balance, June 30, 2023	$3,272,258	$689,714	$135,987	$4,097,959
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
The following table presents the activity in the Company’s current expected credit losses related to loans held-for-investment by loan type for the six months ended June 30, 2023 (in thousands):

	First Mortgage Loans	Unfunded First Mortgage Loans (1)	Liquid Corporate Senior Loans	Unfunded or Unsettled Liquid Corporate Senior Loans (1)	Corporate Senior Loans	Unfunded Corporate Senior Loans (1)	Total
Current expected credit losses as of January 1, 2023	$20,352	$1,890	$21,195	$377	$797	$66	$44,677
Provision for (reversal of) credit losses	1,949	138	(914)	(121)	400	1	1,453
Current expected credit losses as of March 31, 2023	$22,301	$2,028	$20,281	$256	$1,197	$67	$46,130
Provision for credit losses	22,468	2,140	551	3	764	259	26,185
Current expected credit losses as of June 30, 2023	$44,769	$4,168	$20,832	$259	$1,961	$326	$72,315
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
June 30, 2023 (Unaudited) – (Continued)

Loans are rated “1” (less risk) through “5” (greater risk), which ratings are defined in Note 2 — Summary of Significant Accounting Policies.
The Company’s primary credit quality indicator is its risk ratings, which are further discussed above. The following table presents the net book value of the Company’s loans held-for-investment portfolio as of June 30, 2023 by year of origination, loan type, and risk rating (dollar amounts in thousands):

			Amortized Cost of Loans Held-For-Investment by Year of Origination (1)
			As of June 30, 2023
	Number of Loans		2023	2022	2021	2020	2019	Total
First mortgage loans by internal risk rating:
1	—		$—	$—	$—	$—	$—	$—
2	1		—	—	—	89,707	—	89,707
3	24		97,955	1,178,664	1,378,990	72,864	49,878	2,778,351
4	4		—	80,566	368,403	—	—	448,969
5	—		—	—	—	—	—	—
Total first mortgage loans	29		97,955	1,259,230	1,747,393	162,571	49,878	3,317,027
Liquid corporate senior loans by internal risk rating:
1	—		—	—	—	—	—	—
2	2		—	—	—	5,272	—	5,272
3	304		45,746	126,649	360,279	148,293	2,312	683,279
4	10		—	3,228	7,989	7,860	—	19,077
5	1	(2)	—	2,918	—	—	—	2,918
Total liquid corporate senior loans	317		45,746	132,795	368,268	161,425	2,312	710,546
Corporate senior loans by internal risk rating:
1	—		—	—	—	—	—	—
2	—		—	—	—	—	—	—
3	11		81,120	56,828	—	—	—	137,948
4	—		—	—	—	—	—	—
5	—		—	—	—	—	—	—
Total corporate senior loans	11		81,120	56,828	—	—	—	137,948
Less: Current expected credit losses								(67,562)
Total loans held-for-investment and related receivables, net	357							$4,097,959
Weighted Average Risk Rating (3)								3.1
____________________________________
(1)Date loan was originated or acquired by the Company. Origination dates are subsequently updated to reflect material loan modifications.
(2)As of June 30, 2023, one of the Company’s liquid corporate senior loan investments was on nonaccrual status with a carrying value of $2.9 million, which represented less than 1% of the carrying value of the Company’s liquid corporate senior loans portfolio.
(3)Weighted average risk rating calculated based on carrying value at period end.
NOTE 9 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. As of June 30, 2023, the Company had two non-designated interest rate cap agreements.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited) – (Continued)

The following table summarizes the terms of the Company’s interest rate cap agreements as of June 30, 2023 and December 31, 2022 (dollar amounts in thousands):

		Outstanding Notional				Fair Value of Assets as of
	Balance Sheet	Amount as of	Strike	Effective	Maturity	June 30,	December 31,
	Location	June 30, 2023	Rates	Dates	Dates	2023	2022
Interest Rate Caps	Prepaid expenses, derivative assets and other assets	$712,000	3.50% (1) to 4.00% (2)	7/15/2021 to 9/13/2022	7/15/2023 to 10/9/2023	$641	$5,040
____________________________________
(1)The index used for this derivative instrument is 1-Month London Inter-bank Offered Rate (“LIBOR”).
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
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company has interest rate caps that are used to manage exposure to interest rate movements, but do not meet the requirements to be designated as hedging instruments. The change in fair value of the derivative instruments that are not designated as hedges is recorded directly to earnings in other income, net on the accompanying condensed consolidated statements of operations. Interest rate swaps are designated as cash flow hedges in order to hedge the variability of the anticipated cash flows on the Company’s variable rate debt. The change in fair value of the derivative instruments designated as hedges is recorded in other comprehensive income (loss), with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. During the year ended December 31, 2022, two of the Company’s interest rate swap agreements matured and three interest rate swap agreements were terminated prior to the maturity dates. For the three and six months ended June 30, 2023, no amounts were reclassified from other comprehensive income (loss) as a change to interest expense. For the three and six months ended June 30, 2022, the amount of loss reclassified from other comprehensive income (loss) as an increase to interest expense was $69,000 and $62,000, respectively. The total unrealized gain on interest rate swaps of $2.5 million as of June 30, 2022 is included in accumulated other comprehensive loss in the accompanying condensed consolidated statements of stockholders’ equity. No such unrealized amounts on interest rate swaps were remaining in other comprehensive income (loss) as of June 30, 2023. Subsequent to June 30, 2023, the interest rate cap indexed to LIBOR matured. The Company includes cash flows from interest rate swap agreements in net cash flows provided by operating activities on its condensed consolidated statements of cash flows, as the Company’s accounting policy is to present cash flows from hedging instruments in the same category in its condensed consolidated statements of cash flows as the category for cash flows from the hedged items.
The Company has agreements with each of its derivative counterparties that contain provisions whereby if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value, inclusive of interest payments and accrued interest. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its derivative instruments based on the credit quality of the Company and the respective counterparty. There were no events of default related to the derivative instruments as of June 30, 2023.
NOTE 10 — REPURCHASE FACILITIES, NOTES PAYABLE AND CREDIT FACILITIES
As of June 30, 2023, the Company had $4.0 billion of debt outstanding, including net deferred financing costs, with a weighted average years to maturity of 3.2 years and a weighted average interest rate of 6.2%. The weighted average years to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited) – (Continued)

The following table summarizes the debt balances as of June 30, 2023 and December 31, 2022, and the debt activity for the six months ended June 30, 2023 (in thousands):

		During the Six Months Ended June 30, 2023
	Balance as of December 31, 2022	Debt Issuances & Assumptions (1)	Repayments & Modifications (2)		Amortization	Balance as of June 30, 2023
Notes payable – fixed rate debt	$36,538	$—	$(36,538)		$—	$—
Notes payable – variable rate debt	465,517	76,112	(29,057)		—	512,572
First lien mortgage loan	121,940	—	(121,940)		—	—
ABS mortgage notes	763,035	—	(3,870)		—	759,165
Credit facilities	738,500	35,000	(328,000)		—	445,500
Repurchase facilities	2,318,381	130,498	(158,942)		—	2,289,937
Total debt	4,443,911	241,610	(678,347)		—	4,007,174
Deferred costs – credit facility (3)	(740)	—	679	(4)	61	—
Deferred costs – fixed rate debt and first lien mortgage loan	(1,109)	—	702	(4)	407	—
Deferred costs – variable rate debt	(5,261)	(42)	1,210	(4)	257	(3,836)
Deferred costs – ABS mortgage notes	(13,968)	(493)	—		1,021	(13,440)
Total debt, net	$4,422,833	$241,075	$(675,756)		$1,746	$3,989,898
____________________________________
(1)Includes deferred financing costs incurred during the period.
(2)In connection with the repayment of certain mortgage notes and the termination of the CMFT Credit Facility (defined below), the Company recognized a loss on extinguishment of debt of $4.5 million during the six months ended June 30, 2023, which included approximately $1.0 million in prepayment penalties.
(3)Deferred costs related to the term portion of the CMFT Credit Facility.
(4)In connection with the repayment of certain mortgage notes and the termination of the CMFT Credit Facility, the Company wrote off approximately $2.6 million of unamortized deferred loan costs.
Notes Payable
During the six months ended June 30, 2023, the Company legally defeased a mortgage loan with an outstanding balance of $23.7 million, resulting in a $205,000 loss on extinguishment of debt in the Company’s condensed consolidated statement of operations during the six months ended June 30, 2023, and repaid the remaining $12.8 million of fixed rate debt outstanding, both in connection with the disposition of the underlying properties securing the fixed rate debt.
As of June 30, 2023, the Company had $512.6 million of variable rate debt outstanding, which included $420.8 million of borrowings financed through a note on note financing arrangement with Massachusetts Mutual Life Insurance Company (the “Mass Mutual Financing”) and $75.0 million of borrowings financed through a note on note financing agreement with Citibank, N.A. (the “Citibank Financing”). In addition, upon completing foreclosure proceedings to take control of the assets which previously secured the Company’s mezzanine loans in January 2021, the Company assumed $102.6 million in variable rate debt related to the underlying properties (the “Assumed Variable Rate Debt”), which the Company subsequently refinanced and paid down the outstanding balance during the year ended December 31, 2022. The amended borrowing agreement related to the refinanced Assumed Variable Rate Debt provides for borrowings up to $62.0 million. As of June 30, 2023, the amount outstanding on the refinanced Assumed Variable Rate Debt totaled $16.8 million. The Company’s outstanding variable rate debt had a weighted average interest rate of 7.2% as of June 30, 2023, and matures on various dates from August 2024 to January 2028.
First Lien Mortgage Loan
On July 15, 2021, JPMorgan Chase Bank, N.A., as administrative agent (“JPMorgan Chase”), and DBR Investments Co. Limited originated a $650.0 million first lien mortgage loan (the “Mortgage Loan”) to 114 single purpose entities, each of which is an affiliate of the Company and is managed on a day-to-day basis by affiliates of CIM. During the six months ended June 30, 2023, the Company paid down the $121.9 million outstanding balance on the Mortgage Loan, $105.8 million of which

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited) – (Continued)

was in connection with the sale of properties pursuant to the Realty Income Purchase and Sale Agreement. Refer to Note 4 — Real Estate Assets for additional information regarding the sale.
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
____________________________________
(1)Reflects credit rating from Standard & Poor’s Financial Services LLC (“Standard & Poor’s”).
The collateral pool for the Class A Notes is comprised of 175 of the Company’s double- and triple-net leased single tenant properties, together with the related leases and certain other rights and interests. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the Class A Notes was $963.8 million. As of June 30, 2023, amounts outstanding on the Class A Notes totaled $759.2 million with a weighted average interest rate of 2.8%. The Company may prepay the Class A Notes in full on or after the payment date beginning in July 2026 for the Class A-1 (AAA) Notes, the Class A-3 (AA) Notes and the Class A-5 (A) Notes, and on or after the payment date in July 2028 for the Class A-2 (AAA) Notes, the Class A-4 (AA) Notes and the Class A-6 (A) Notes.
Credit Facilities
During the six months ended June 30, 2023, CMFT CL Lending Sub AB, LLC (the “Borrower”), an indirect wholly owned subsidiary of the Company, entered into a revolving loan and security agreement (the “Loan and Security Agreement”) with each of the lenders from time to time party thereto (the “Lenders”), Ally Bank as administrative agent and arranger (“Ally Bank”), U.S. Bank Trust Company, National Association, as the collateral custodian, and U.S. Bank National Association as the document custodian, which provides for borrowings in an aggregate principal amount up to $300.0 million (the “Loan Facility”), which may be increased during the revolving period (as defined below) to an aggregate principal amount up to $500.0 million as agreed to by the Borrower, any applicable Lender and Ally Bank.
Borrowings under the Loan and Security Agreement will bear interest equal to SOFR for the relevant interest period, plus an applicable rate. The applicable rate is 2.875% per annum (and an additional 2.00% per annum following an event of default under the Loan and Security Agreement). The revolving period began on February 10, 2023 and concludes on the day preceding the earlier to occur of (i) the scheduled revolving period end date of February 10, 2026, (ii) the date of the declaration of the revolving period end date upon the occurrence and continuation of an event of default, and (iii) the termination date. The termination date is the earlier to occur of (i) February 10, 2028 (two years after the revolving period end date) and (ii) the date of the declaration of the termination date or the date of the automatic occurrence of the termination date upon the occurrence and continuation of an event of default. As of June 30, 2023, no amounts were borrowed and outstanding under the Loan Facility.
The Company had a credit agreement with the lenders from time to time parties thereto, JPMorgan Chase, as administrative agent, letter of credit issuer and syndication agent, and PNC Bank, N.A., as syndication agent, that provided for borrowings in the initial amount of $300.0 million (the “CMFT Credit Facility”). The CMFT Credit Facility was set to mature on July 15, 2025. During the six months ended June 30, 2023, the Company paid down the $240.0 million outstanding balance under the CMFT Credit Facility and terminated the CMFT Credit Facility.
CMFT Corporate Credit Securities, LLC, an indirect wholly-owned, bankruptcy-remote subsidiary of the Company, has a revolving credit and security agreement (the “Third Amended Credit and Security Agreement”) with the lenders from time to time parties thereto, Citibank, as administrative agent, CMFT Securities Investments, LLC, a wholly-owned subsidiary of the

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited) – (Continued)

Company (“CMFT Securities”), as equityholder and as collateral manager, Citibank (acting through its Agency & Trust division), as both a collateral agent and as a collateral custodian, and Virtus Group, LP, as collateral administrator. The Third Amended Credit and Security Agreement provides for available borrowings under the revolving credit facility to an aggregate principal amount up to $550.0 million (the “Credit Securities Revolver”). The Credit Securities Revolver may be increased from time to time pursuant to the Third Amended Credit and Security Agreement. As of June 30, 2023, the amounts borrowed and outstanding under the Credit Securities Revolver totaled $445.5 million at a weighted average interest rate of 7.2%.
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
The Company believes it was in compliance with the financial covenants under the Company’s various fixed and variable rate debt agreements, as of June 30, 2023.
Repurchase Facilities
As of June 30, 2023, indirect wholly-owned subsidiaries of the Company (collectively, the “CMFT Lending Subs”), had Master Repurchase Agreements with Citibank, Barclays, Wells Fargo Bank, N.A. (“Wells Fargo”), Deutsche Bank AG (“Deutsche Bank”), and J.P. Morgan Securities LLC (“J.P. Morgan”) (collectively, the “Repurchase Agreements”) to provide financing primarily through each bank’s purchase of the Company’s CRE mortgage loans and CMBS and future funding advances (the “Repurchase Facilities”).
The following table is a summary of the Repurchase Facilities as of June 30, 2023 (dollar amounts in thousands):

Repurchase Facility	Date of Agreement	Maturity Date(1)		Maximum Facility Size		Weighted Average Interest Rate		Loans Financed under Repurchase Facility (2)	Amount Financed
Citibank	6/4/2020	8/17/2024		$400,000		6.9%	(3)	$470,251	$336,035
Barclays	9/21/2020	9/22/2025		1,250,000		7.0%	(3)	1,112,474	806,317
Wells Fargo	5/20/2021	8/30/2025		750,000		6.8%	(3)	900,638	696,712
Deutsche Bank	10/8/2021	10/8/2023		300,000		7.4%	(3)	196,960	143,862
J.P. Morgan	6/1/2022	7/31/2023	(4)	—	(4)	6.4%	(5)	548,480	307,011
Total				$2,700,000				$3,228,803	$2,289,937
__________________________________
(1)As of June 30, 2023, the repurchase facilities with Citibank and Wells Fargo each have two one-year extension options remaining, the repurchase facility with Barclays has one one-year extension option remaining and the repurchase facility with Deutsche Bank has four one-year extension options remaining. All repurchase facilities are subject to certain conditions set forth in their respective Repurchase Agreements.
(2)CRE mortgage loan balances financed under the Repurchase Facilities with Citibank, Barclays, Wells Fargo and Deutsche Bank reflect the aggregate outstanding principal balance while the CMBS balance financed under the J.P. Morgan Repurchase Facility reflects fair value.
(3)Advances under the Repurchase Agreements accrue interest at per annum rates based on Term SOFR (as such term is defined in the applicable Repurchase Agreement) or the daily compounded SOFR plus a spread ranging from 1.30% to 2.85% to be determined on a case-by-case basis between Citibank, Barclays, Wells Fargo or Deutsche Bank and the CMFT Lending Subs.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited) – (Continued)

(4)Facilities under the repurchase facility with J.P. Morgan (“J.P. Morgan Repurchase Facility”) carry a rolling term which is reset monthly. Such facilities carry no maximum facility size.
(5)Under the Master Repurchase Agreement with J.P. Morgan, advances under the repurchase agreement may be made based on one-month Term SOFR plus a spread designated by J.P. Morgan, which as of June 30, 2023, ranges from 1.05% to 1.45%.
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
The Repurchase Agreements and the Guaranties contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. In addition, the Guaranties contain financial covenants that require the Company to maintain: (i) minimum liquidity of not less than the lower of (a) $50.0 million and (b) the greater of (A) $10.0 million and (B) 5% of the Company’s recourse indebtedness, as defined in the Guaranties; (ii) minimum consolidated net worth greater than or equal to $1.0 billion plus (a) 75% of the equity issued by the Company following the respective closing dates of the Repurchase Agreements (the “Repurchase Closing Dates”) minus (b) the aggregate amount of any redemptions or similar transaction by the Company from the Repurchase Closing Dates; (iii) maximum leverage ratio of total indebtedness to total equity less than or equal to 80%; and (iv) minimum interest coverage ratio of EBITDA (as defined in the Guaranties) to interest expense equal to or greater than 1.40. The Company believes it was in compliance with the financial covenants under the Repurchase Agreements as of June 30, 2023.
Maturities
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt subsequent to June 30, 2023 (in thousands):

Principal Repayments
Remainder of 2023	$451,518
2024	427,838
2025	1,503,029
2026	—
2027	820,429
Thereafter	804,360
Total	$4,007,174
NOTE 11 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation and claims. The Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or of which the Company’s properties are the subject.
Unfunded Commitments
As of June 30, 2023, the Company had $298.6 million of unfunded loan commitments related to its existing CRE loans held-for-investment, corporate senior loans, and liquid corporate senior loans, and $113.0 million of unfunded commitments related to NewPoint JV. These commitments are not reflected in the accompanying condensed consolidated balance sheets.
As of June 30, 2023, the Company had $18.4 million of unsettled liquid corporate senior loan acquisitions, $10.5 million of which settled subsequent to June 30, 2023. Unsettled acquisitions are included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited) – (Continued)

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
Incentive compensation
CMFT Management is entitled to receive incentive compensation, payable with respect to each quarter, which is generally equal to the excess of (a) the product of (i) 20% and (ii) the excess of (A) Core Earnings (as defined in the Management Agreement) of the Company for the previous 12-month period, over (B) the product of (1) the Company’s Consolidated Equity (as defined in the Management Agreement) in the previous 12-month period, and (2) 7% per annum, over (b) the sum of any incentive compensation paid to CMFT Management with respect to the first three calendar quarters of such previous 12-month period (or such lesser number of completed calendar quarters preceding the applicable period, if applicable). During the three and six months ended June 30, 2023 and 2022, no incentive compensation fees were incurred.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited) – (Continued)

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
The Company recorded fees and expense reimbursements as shown in the table below for services provided by CMFT Management or its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Management fees	$12,859	$13,351	$25,438	$26,698
Expense reimbursements to related parties	$3,681	$3,777	$7,249	$7,471
Due to Affiliates
Of the amounts shown above, $14.3 million and $14.4 million had been incurred, but not yet paid, for services provided by CMFT Management or its affiliates in connection with the management and operating activities during the six months ended June 30, 2023 and 2022, respectively, and such amounts were recorded as liabilities of the Company as of such dates.
Development Management Agreements
On January 7, 2021, the Company completed foreclosure proceedings to take control of the assets which previously secured its mezzanine loans, including 75 condominium units and 21 rental units across four buildings in New York. Upon foreclosure, and with the approval of the Board’s former valuation, compensation and affiliate transactions committee, CIM NY Management, LLC, an affiliate of the Company’s manager, CMFT Management, entered into a Development Management Agreement with the indirect wholly owned subsidiaries of the Company that own each of the four buildings (the “Building Owners”), wherein CIM NY Management, LLC will act as project manager in overseeing the development and construction of property improvements in accordance with each respective Development Management Agreement (the “Development Services”). In consideration for the Development Services, CIM NY Management, LLC will receive a development management fee from the Building Owners equal to 4% of the aggregate gross project costs expended during the term of the Development Management Agreement, subject to the conditions in each respective Development Management Agreement. During the six months ended June 30, 2023 and 2022, the Company recorded $107,000 and $234,000, respectively, in development management fees. Additionally, CIM NY Management, LLC is reimbursed by the Building Owners for expenses incurred in connection with the Development Services, including services provided that are incidental to but not part of the Development Services. The Development Management Agreement shall remain in effect until the project completion date, and is terminable by either party with fifteen days prior notice to the other party, with or without cause.
Affiliated Investments
In September 2021, the Company co-invested $68.4 million in preferred units and $138.8 million in a first mortgage loan to a third-party for the purchase of a multi-family, office and retail building in Fort Lauderdale, Florida with CIM Real Assets & Credit Fund, a fund that is advised by affiliates of CMFT Management (“CIM RACR”). The Company redeemed its investment in the preferred units during the year ended December 31, 2022 in exchange for an investment in a first mortgage loan. As of June 30, 2023, $203.6 million of the first mortgage loan was outstanding.
In October 2021, the Company invested in a $130.0 million first mortgage loan, with an initial advance of $119.0 million, to a third-party, the proceeds of which were used to finance the acquisition of a property from a fund that is advised by an affiliate of CMFT Management. As of June 30, 2023, $123.0 million of the first mortgage loan was outstanding.
In November 2021, the Company entered into the Unconsolidated Joint Venture (the “MT-FT JV”) with CMMT Holdings, LLC, a fund that is advised by an affiliate of CMFT Management (“CMMT”), for the purposes of investing in the NewPoint JV. The Company owns 50% of the equity interests of the MT-FT JV and has committed to fund capital to the MT-FT JV up to

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited) – (Continued)

$212.5 million, of which $99.5 million has been funded, net of $45.8 million returned as a return of capital that can be called back by NewPoint JV through NP JV Holdings as a capital call on a future date. For more information on the NewPoint JV, see Note 2 — Summary of Significant Accounting Policies and Note 6 — Investment in Unconsolidated Entities.
In December 2021, the Company invested in a $155.0 million first mortgage loan, with an initial advance of $154.0 million, to a third-party, the proceeds of which were used to finance the acquisition of a property from a fund that is advised by an affiliate of CMFT Management. As of June 30, 2023, $154.0 million of the first mortgage loan was outstanding.
In April 2022, the Company invested in a $147.0 million first mortgage loan, with an initial advance of $143.0 million, to a third-party, which was previously funded by a fund that is advised by an affiliate of CMFT Management. As of June 30, 2023, $145.5 million of the first mortgage loan was outstanding.
During the year ended December 31, 2022, the Company and CIM RACR co-invested $75.9 million and $14.7 million, respectively, in five corporate senior loans to a third-party. During the six months ended June 30, 2023, the Company and CIM RACR co-invested $71.6 million and $13.6 million, respectively, in six corporate senior loans to a third-party. In addition, the Company and CIM RACR upsized a co-invested corporate senior loan to a third-party by $1.7 million and $348,000, respectively, during the six months ended June 30, 2023. As of June 30, 2023, $130.2 million of the corporate senior loans was outstanding. The Sub-Advisor provided investment management services related to these corporate senior loans pursuant to the Sub-Advisory Agreement.
Subsequent to June 30, 2023, the Company and CIM RACR co-invested $464,000 and $58,000, respectively, in one corporate senior loan to a third-party. The Sub-Advisor provided investment management services related to this corporate senior loan pursuant to the Sub-Advisory Agreement.
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
NOTE 14 — STOCKHOLDERS’ EQUITY
Equity-Based Compensation
On August 10, 2018, the Board approved the adoption of the Company’s 2018 Equity Incentive Plan (the “2018 Plan”), under which 400,000 of the Company’s shares of common stock were reserved for issuance. On April 27, 2022, the Board and the compensation committee of the Board approved the Amended and Restated CIM Real Estate Finance Trust, Inc. 2022 Equity Incentive Plan (the “2022 Plan”) and the 2022 Plan was approved by the Company’s stockholders at the Company’s 2022 Annual Meeting of Stockholders held on July 12, 2022. The 2022 Plan superseded and replaced the 2018 Plan. Awards that are granted on or after the effective date of the 2022 Plan are subject to the terms and provisions of the 2022 Plan. The total number of shares of Company common stock reserved and available for issuance under the 2022 Plan at any time during the term of the 2022 Plan is 250,000 shares, which is a reduction from 400,000 shares authorized for issuance under the 2018 Plan, and awards of approximately 183,000 shares of common stock are available for future grant at June 30, 2023. Under the 2022 Plan, the Board or the compensation committee of the Board has the authority to grant certain awards to employees, non-employee directors, and consultants or advisors of the Company, including stock option awards, restricted stock awards or deferred stock awards, which awards will further align such persons’ interests with the interests of the Company’s stockholders. The Board or the compensation committee of the Board also has the authority to determine the terms of any award granted pursuant to the 2022 Plan, including vesting schedules, restrictions and acceleration of any restrictions. The 2022 Plan may be amended or terminated by the Board or the compensation committee of the Board at any time, subject to the right of the Company’s stockholders to approve certain amendments.
As of June 30, 2023, the Company has granted awards of approximately 116,000 restricted shares in the aggregate to the independent members of the Board under the 2018 Plan and approximately 67,000 restricted shares in the aggregate to the independent members of the Board under the 2022 Plan. As of June 30, 2023, 116,000 of the restricted shares had vested based on one year of continuous service. The remaining 67,000 restricted shares issued had not vested or been forfeited as of June 30, 2023. The fair value of the Company’s share awards is determined using the Company’s per share NAV on the date of grant.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited) – (Continued)

Compensation expense related to the restricted shares is recognized over the vesting period. The Company recorded compensation expense of $120,000 and $240,000 for the three and six months ended June 30, 2023, respectively, and $120,000 and $157,000 for the three and six months ended June 30, 2022, respectively, related to the restricted shares, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. As of June 30, 2023, there was $120,000 of total unrecognized compensation expense related to these restricted shares, which will be recognized ratably over the remaining period of service prior to October 2023.
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
As of June 30, 2023, the Company’s leases had a weighted-average remaining term of 11.1 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As of June 30, 2023, the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, was as follows (in thousands):

Future Minimum Rental Income
Remainder of 2023	$44,620
2024	88,250
2025	88,007
2026	85,242
2027	82,829
Thereafter	635,820
Total	$1,024,768
A certain amount of the Company’s rental and other property income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the three and six months ended June 30, 2023 and 2022, the amount of the contingent rent earned by the Company was not significant.
Rental and other property income during the three and six months ended June 30, 2023 and 2022 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fixed rental and other property income (1)	$23,035	$47,941	$60,392	$112,647
Variable rental and other property income (2)	2,647	5,567	4,071	14,597
Total rental and other property income	$25,682	$53,508	$64,463	$127,244
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited) – (Continued)

The Company has one property subject to a non-cancelable operating ground lease with a remaining term of 10.2 years, with a lease liability (in deferred rental income, derivative liabilities and other liabilities) and a related right-of-use (“ROU”) asset (in prepaid expenses, derivative assets and other assets) of $2.0 million in the condensed consolidated balance sheets. The lease liability and ROU asset were initially measured at the present value of the future minimum lease payments using a discount rate of 4.3%. This reflects the Company’s incremental borrowing rate, which was calculated based on the interest rate the Company would incur to borrow on a fully collateralized basis over a term similar to the lease.
The Company recognized $63,000 and $125,000 of ground lease expense during the three and six months ended June 30, 2023, respectively, of which $61,000 and $121,000, respectively, was paid in cash during the period it was recognized. As of June 30, 2023, the Company’s scheduled future minimum rental payments related to its operating ground lease is approximately $125,000 for the remainder of 2023, $250,000 annually for 2024 through 2028, and $1.2 million thereafter through the maturity date of the lease in August 2033.
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
The following tables present segment reporting for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Real Estate	Credit	Corporate/Other (1)	Company Total
Three Months Ended June 30, 2023
Rental and other property income	$25,590	$—	$92	$25,682
Interest income	—	115,038	—	115,038
Total revenues	25,590	115,038	92	140,720

General and administrative	348	1,187	3,386	4,921
Interest expense, net	3,165	56,049	334	59,548
Property operating	1,201	—	1,806	3,007
Real estate tax	890	—	341	1,231
Expense reimbursements to related parties	—	—	3,681	3,681
Management fees	2,641	10,218	—	12,859
Transaction-related	12	—	51	63
Depreciation and amortization	9,319	—	—	9,319
Increase in provision for credit losses	—	49,637	—	49,637
Total expenses	17,576	117,091	9,599	144,266
Other income (expense):
Gain on disposition of real estate and condominium developments, net	24,285	—	2,278	26,563
Gain on investment in unconsolidated entities	—	5,806	—	5,806
Unrealized gain on equity security	—	3,096	—	3,096
Other (expense) income, net	(2,352)	1,166	2,036	850
Loss on extinguishment of debt	(24)	—	(870)	(894)
Segment net income (loss)	$29,923	$8,015	$(6,063)	$31,875
Total assets as of June 30, 2023	$1,198,007	$4,948,370	$518,229	$6,664,606
__________________________________
(1)Includes condominium and rental units acquired via foreclosure during the year ended December 31, 2021.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited) – (Continued)

	Real Estate	Credit	Corporate/Other (1)	Company Total
Six Months Ended June 30, 2023
Rental and other property income	$64,305	$—	$158	$64,463
Interest income	—	223,121	—	223,121
Total revenues	64,305	223,121	158	287,584

General and administrative	422	1,559	6,238	8,219
Interest expense, net	11,316	110,066	4,400	125,782
Property operating	2,888	—	2,695	5,583
Real estate tax	1,315	—	733	2,048
Expense reimbursements to related parties	—	—	7,249	7,249
Management fees	5,891	19,547	—	25,438
Transaction-related	25	—	51	76
Depreciation and amortization	24,429	—	—	24,429
Real estate impairment	4,814	—	—	4,814
Increase in provision for credit losses	—	51,090	—	51,090
Total expenses	51,100	182,262	21,366	254,728
Other income (expense):
Gain on disposition of real estate and condominium developments, net	43,845	—	2,341	46,186
Gain on investment in unconsolidated entities	—	5,036	—	5,036
Unrealized gain on equity security	—	5,354	—	5,354
Other (expense) income, net	(4,192)	3,007	2,359	1,174
Loss on extinguishment of debt	(1,195)	—	(3,344)	(4,539)
Segment net income (loss)	$51,663	$54,256	$(19,852)	$86,067
Net income allocated to noncontrolling interest	8	—	—	8
Segment net income (loss) attributable to the Company	$51,655	$54,256	$(19,852)	$86,059
Total assets as of June 30, 2023	$1,198,007	$4,948,370	$518,229	$6,664,606
__________________________________
(1)Includes condominium and rental units acquired via foreclosure during the year ended December 31, 2021.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited) – (Continued)

	Real Estate	Credit	Corporate/Other (1)	Company Total
Three Months Ended June 30, 2022
Rental and other property income	$53,405	$—	$103	$53,508
Interest income	—	44,984	—	44,984
Total revenues	53,405	44,984	103	98,492

General and administrative	130	(61)	3,611	3,680
Interest expense, net	10,258	18,784	3,626	32,668
Property operating	4,155	—	1,094	5,249
Real estate tax	1,515	—	509	2,024
Expense reimbursements to related parties	—	—	3,777	3,777
Management fees	5,196	8,155	—	13,351
Transaction-related	430	—	16	446
Depreciation and amortization	18,015	—	—	18,015
Real estate impairment	8,051	—	7,945	15,996
Increase in provision for credit losses	—	4,942	—	4,942
Total expenses	47,750	31,820	20,578	100,148
Other income (expense):
Gain (loss) on disposition of real estate and condominium developments, net	81,181	—	(74)	81,107
Gain on investment in unconsolidated entities	—	1,323	—	1,323
Unrealized loss on equity security	—	(4,064)	—	(4,064)
Other income, net	1,089	1,150	33	2,272
Loss on extinguishment of debt	(2,257)	—	(3,112)	(5,369)
Segment net income (loss)	$85,668	$11,573	$(23,628)	$73,613
Net loss allocated to noncontrolling interest	(72)	—	—	(72)
Segment net income (loss) attributable to the Company	$85,740	$11,573	$(23,628)	$73,685
Total assets as of June 30, 2022	$2,399,845	$4,375,338	$255,468	$7,030,651
__________________________________
(1)Includes condominium and rental units acquired via foreclosure during the year ended December 31, 2021.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited) – (Continued)

	Real Estate	Credit	Corporate/Other (1) (2)	Company Total
Six Months Ended June 30, 2022
Rental and other property income	$127,044	$—	$200	$127,244
Interest income	—	76,447	—	76,447
Total revenues	127,044	76,447	200	203,691

General and administrative	279	169	6,707	7,155
Interest expense, net	25,341	30,391	6,932	62,664
Property operating	11,292	—	1,684	12,976
Real estate tax	7,866	—	871	8,737
Expense reimbursements to related parties	—	—	7,471	7,471
Management fees	12,327	14,371	—	26,698
Transaction-related	437	—	16	453
Depreciation and amortization	37,156	—	—	37,156
Real estate impairment	11,342	—	7,945	19,287
Increase in provision for credit losses	—	9,651	—	9,651
Total expenses	106,040	54,582	31,626	192,248
Other income (expense):
Gain on disposition of real estate and condominium developments, net	110,446	—	3,235	113,681
Gain on investment in unconsolidated entities	—	1,491	5,172	6,663
Unrealized (loss) gain on equity security	—	(6,433)	23	(6,410)
Other income, net	2,331	1,212	34	3,577
Loss on extinguishment of debt	(12,994)	—	(3,246)	(16,240)
Segment net income (loss)	$120,787	$18,135	$(26,208)	$112,714
Net loss allocated to noncontrolling interest	(63)	—	—	(63)
Segment net income (loss) attributable to the Company	$120,850	$18,135	$(26,208)	$112,777
Total assets as of June 30, 2022	$2,399,845	$4,375,338	$255,468	$7,030,651
__________________________________
(1)Includes condominium and rental units acquired via foreclosure during the year ended December 31, 2021.
(2)Includes the Company’s investment in CIM UII Onshore, L.P. (“CIM UII Onshore”).
NOTE 17 — SUBSEQUENT EVENTS
Redemptions of Shares of Common Stock
Subsequent to June 30, 2023, the Company redeemed approximately 1.6 million shares for $10.8 million (at a redemption price of $6.57 per share). The remaining redemption requests received during the three months ended June 30, 2023 totaling approximately 24.8 million shares went unfulfilled.
Investment and Disposition Activity
Subsequent to June 30, 2023, the Company’s investment and disposition activity included the following:
•Disposed of one condominium unit for a sales price of $1.5 million, resulting in net proceeds of $1.4 million after closing costs and a gain of approximately $459,000.
•Settled $10.5 million of liquid senior loan purchases, all of which were traded as of June 30, 2023, and sold $25.8 million of liquid senior loans.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023 (Unaudited) – (Continued)

•Invested $9.1 million in two corporate senior loans to a third-party.
•Funded an aggregate amount of $5.2 million to five of the Company’s first mortgage loans, and received $4.9 million of principal repayments.

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
•We may be unable to list our shares on a national securities exchange in a particular timeframe or at all.
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
Overview
We are a non-traded REIT that seeks to attain attractive risk-adjusted returns and create long term value for our investors by investing in a diversified portfolio of senior secured mortgage loans, creditworthy long-term net-leased property investments and other senior loan and liquid credit investments. Our investment strategy allows us to adapt over time in order to respond to evolving market conditions and to capitalize on investment opportunities that may arise at different points in the economic and real estate investment cycle. Subject to market conditions, we expect to pursue a listing of our common stock on a national securities exchange at such time as our Board determines that such a listing would be in the best interests of our stockholders, though we can provide no assurance that a listing will happen in a particular timeframe or at all.
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
As of June 30, 2023, our loan portfolio consisted of 357 loans with a net book value of $4.1 billion, and investments in real estate-related securities of $647.3 million.
As of June 30, 2023, we owned 195 properties, which consisted of 180 retail properties, nine office properties, and six industrial properties, representing 18 industry sectors and comprising approximately 6.3 million rentable square feet of commercial space located in 37 states, with a net book value of $1.2 billion. As of June 30, 2023, we owned condominium developments with a net book value of $112.0 million.
In furtherance of our strategy, during the six months ended June 30, 2023, we disposed of 185 properties encompassing approximately 4.7 million gross rentable square feet, including the sale of 178 properties that closed under the Realty Income Purchase and Sale Agreement for total consideration of $861.0 million, as further discussed in Note 4 — Real Estate Assets to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Our operating results and cash flows are primarily influenced by interest income from our credit investments, rental and other property income from our commercial properties, interest expense on our indebtedness and credit investments and expenses. In general, our business model is such that rising interest rates will correlate to increases in our net income, while declining interest rates will correlate to decreases in our net income. As of June 30, 2023, 99.3% of our CMBS and loans held-for-investment by carrying value earned a floating rate of interest, primarily indexed to SOFR, and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. CMFT Management reviews our investment portfolio and is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary. In addition, as 99.8% of our rentable square feet was under lease, including any month-to-month agreements, as of June 30, 2023, with a weighted average remaining lease term of 11.1 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our manager regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, any available credit rating agency reports on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If our manager identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
Macroeconomic Environment
The six months ended June 30, 2023 have been characterized by continued volatility in global markets, driven by investor concerns over inflation, rising interest rates, slowing economic growth, political and regulatory uncertainty and geopolitical conditions. Multiple bank failures have contributed to instability in the banking sector and have also contributed to diminished liquidity and credit availability in the market broadly.
Continued inflation has caused the Federal Reserve to continue raising interest rates, which has created further uncertainty for the economy and for our borrowers and tenants. Although the majority of our business model is such that rising interest rates will, all else being equal, correlate to increases in our net income, increases in interest rates may adversely affect our existing borrowers, tenants and owned property values. Additionally, rising rates and increasing costs may dampen consumer spending and slow corporate profit growth, which may negatively impact the collateral underlying certain of our loans and the ability of our tenants to pay rent. While there is debate among economists as to whether such factors indicate that the U.S. will enter a recession, it remains difficult to predict the full impact of recent changes and any future changes in interest rates or inflation.
For a complete discussion of risk factors related to the economy that could impact our lending and our business, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Operating Highlights and Key Performance Indicators
Activity from January 1, 2023 through June 30, 2023
Operating Results:
•Net income attributable to the Company of $86.1 million, or $0.20 per share.
•Declared aggregate distributions of $0.21 per share.
Credit Portfolio Activity:
•Invested $135.4 million in first mortgage loans and received principal repayments on loans held-for-investment of $156.6 million.
•Invested $80.6 million in liquid corporate senior loans and sold liquid corporate senior loans for an aggregate gross sales price of $26.4 million.
•Invested $143.2 million in CMBS and received repayments on CMBS of $53.6 million.
•Invested $81.0 million in corporate senior loans.
Real Estate Portfolio Activity:
•Disposed of 185 properties for an aggregate sales price of $909.3 million.
•Disposed of 10 condominium units for a sales price of $29.0 million.
Financing Activity:
•Decreased total debt by $436.7 million.
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
Portfolio Information
The following table shows the carrying value of our portfolio by investment type as of June 30, 2023 and 2022 (dollar amounts in thousands):

	As of June 30,
	2023			2022
	Asset Count	Carrying Value		Asset Count	Carrying Value
Loan Held-For-Investment
First mortgage loans	29	$3,317,027	55.1%	28	$3,171,155	48.5%
Liquid corporate senior loans	317	710,546	11.8%	309	684,866	10.4%
Corporate senior loans	11	137,948	2.3%	4	55,218	0.8%
Less: Current expected credit losses		(67,562)	(1.1)%		(23,935)	(0.4)%
Total loans held-for-investment and related receivables, net	357	4,097,959	68.1%	341	3,887,304	59.3%
Real Estate-Related Securities
CMBS and equity security	25	670,779	11.2%	11	274,382	4.2%
Less: Current expected credit losses		(23,452)	(0.4)%		—	—%
Total real estate-related securities, net	25	647,327	10.8%	11	274,382	4.2%
Real Estate
Total real estate assets and intangible lease liabilities, net	195	1,267,479	21.1%	402	2,397,206	36.5%
Total Investment Portfolio	577	$6,012,765	100.0%	754	$6,558,892	100.0%

Credit Portfolio Information
The following table details overall statistics for our credit portfolio as of June 30, 2023 (dollar amounts in thousands):

	CRE Loans (1)(2)	Liquid Corporate Senior Loans	CMBS and Equity Security	Corporate Senior Loans
Number of investments (3)	29	317	25	11
Principal balance	$3,334,312	$717,600	$776,058	$140,320
Net book value	$3,272,258	$689,714	$647,327	$135,987
Unfunded loan commitments	$266,999	$1,233	$—	$30,341
Weighted-average interest rate	8.5%	8.9%	9.1%	11.7%
Weighted-average maximum years to maturity	3.2	4.5	2.1	3.7
____________________________________
(1)As of June 30, 2023, 100% of our loans by principal balance earned a floating rate of interest, primarily indexed to SOFR.
(2)Maximum maturity date assumes all extension options are exercised by the borrower; however, our CRE loans may be repaid prior to such date.
(3)Table does not include our investment in the Unconsolidated Joint Venture (as defined in Note 2 — Summary of Significant Accounting Policies — Investment in Unconsolidated Entities to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q), which had a carrying value of $101.2 million as of June 30, 2023.
Real Estate Portfolio Information
As of June 30, 2023, we owned 195 properties located in 37 states, the gross rentable square feet of which was 99.8% leased, including any month-to-month agreements, with a weighted average lease term remaining of 11.1 years. As of June 30, 2023, no single tenant accounted for greater than 10% of our 2023 annualized rental income. As of June 30, 2023, we had certain geographic and industry concentrations in our property holdings. In particular, we had properties located in Ohio, which accounted for 16% of our 2023 annualized rental income. In addition, we had tenants in the health and personal care stores, manufacturing, and sporting goods, hobby, and musical instrument retailers industries, which accounted for 14%, 12%, and 11%, respectively, of our 2023 annualized rental income. During the six months ended June 30, 2023, we disposed of 185 properties for an aggregate gross sales price of $909.3 million. Additionally, during the six months ended June 30, 2023, we sold 10 condominium units for a gross sales price of $29.0 million.
The following table shows the property statistics of our real estate assets as of June 30, 2023 and 2022:

	As of June 30,
	2023	2022
Number of commercial properties	195	402
Rentable square feet (in thousands) (1)	6,270	12,079
Percentage of rentable square feet leased	99.8%	99.2%
Percentage of investment-grade tenants (2)	33.7%	38.7%
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
During the six months ended June 30, 2023 and 2022, the Company did not acquire any properties.

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
The following table compares our summarized results of operations for the three and six months ended June 30, 2023 and 2022 by operating segment (amounts in thousands):

	For the Three Months Ended			For the Six Months Ended
	June 30, 2023	June 30, 2022	Change	June 30, 2023	June 30, 2022	Change
Revenues:
Credit Segment	$115,038	$44,984	$70,054	$223,121	$76,447	$146,674
Real Estate Segment	25,590	53,405	(27,815)	64,305	127,044	(62,739)
Corporate	92	103	(11)	158	200	(42)
	140,720	98,492	42,228	287,584	203,691	83,893
Expenses:
Credit Segment	117,091	31,820	85,271	182,262	54,582	127,680
Real Estate Segment	17,576	47,750	(30,174)	51,100	106,040	(54,940)
Corporate	9,599	20,578	(10,979)	21,366	31,626	(10,260)
	144,266	100,148	44,118	254,728	192,248	62,480
Other income (expense):
Credit Segment	10,068	(1,591)	11,659	13,397	(3,730)	17,127
Real Estate Segment	21,909	80,013	(58,104)	38,458	99,783	(61,325)
Corporate	3,444	(3,153)	6,597	1,356	5,218	(3,862)
	35,421	75,269	(39,848)	53,211	101,271	(48,060)
Net income	31,875	73,613	(41,738)	86,067	112,714	(26,647)
Net (loss) income allocated to non-controlling interest	—	(72)	72	8	(63)	71
Net income attributable to the Company	$31,875	$73,685	$(41,810)	$86,059	$112,777	$(26,718)
Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022
Credit Segment
Revenues
The increase in our Credit segment revenues of $70.1 million for the three months ended June 30, 2023, as compared to the same period in 2022, was primarily due to increased average index rates during 2023, as well as an increase in the overall size of our investment portfolio. As of June 30, 2023, we held $4.8 billion in credit investments compared to $4.2 billion in credit investments as of June 30, 2022.
Expenses
Expenses for our Credit segment consist primarily of interest expense, management fees, increases (decreases) to our provision for credit losses, and general and administrative expenses. The increase in our Credit segment expenses of $85.3 million for the three months ended June 30, 2023, as compared to the same period in 2022, was primarily due to increased interest expenses due to higher average index rates during 2023 and increased outstanding borrowings used to fund credit investments. As of June 30, 2023, we held $4.8 billion in credit investments compared to $4.2 billion in credit investments as of June 30, 2022. The increase was further driven by an increase in the provision for credit losses of $44.7 million, primarily driven by the $23.5 million credit loss allowance related to a CMBS position that was recognized due to a decline in the underlying collateral value during the three months ended June 30, 2023, as compared to the same period in 2022.
Other Income (Expense)
Other income (expense) for our Credit segment consists of gain on investment in unconsolidated entities, unrealized gain (loss) on equity security, along with dividend income from our equity security. The increase in our Credit segment other income (expense) of $11.7 million during the three months ended June 30, 2023, as compared to the same period in 2022, was primarily due to recognizing a $3.1 million unrealized gain on equity security during the three months ended June 30, 2023 compared to a $4.1 million unrealized loss on equity security during the three months ended June 30, 2022. The increase was further driven by a gain on the Unconsolidated Joint Venture of $5.8 million during the three months ended June 30, 2023, compared to a gain of $1.3 million recognized during the same period in 2022.
Real Estate Segment
Revenues
The decrease in our Real Estate segment revenues of $27.8 million for the three months ended June 30, 2023, as compared to the same period in 2022, was primarily due to the disposition of 207 properties subsequent to June 30, 2022. Refer to “Same Store Analysis” below for a further discussion of net operating income at our “same store properties”.
Expenses
The decrease in our Real Estate segment expenses of $30.2 million for the three months ended June 30, 2023, as compared to the same period in 2022, was primarily due to the disposition of 207 properties subsequent to June 30, 2022. Refer to “Same Store Analysis” below for a further discussion of net operating income at our “same store properties”. The decrease was further driven by a decrease in impairment charges of $8.1 million for the three months ended June 30, 2023, as compared to the same period in 2022, as no properties were deemed to be impaired during the three months ended June 30, 2023, as compared to 11 properties that were deemed to be impaired, resulting in impairment charges of $8.1 million during the three months ended June 30, 2022.
Other Income (Expense)
Other income (expense) for our Real Estate segment primarily consists of gain on disposition of real estate and condominium developments, net, loss on extinguishment of debt and other income, net. The decrease in our Real Estate segment other income (expense) of $58.1 million for the three months ended June 30, 2023, as compared to the same period in 2022, was primarily due to the disposition of 33 properties for a gain of $24.3 million during the three months ended June 30, 2023, compared to the disposition of 43 properties for a gain of $81.2 million during the three months ended June 30, 2022.
Corporate Segment and Other
Revenues
Our Corporate segment revenues, which consist primarily of rental income from our condominium and rental units acquired via foreclosure, decreased $11,000 during the three months ended June 30, 2023 as compared to the same period in 2022, primarily due to the disposition of certain condominium units subsequent to June 30, 2022.
Expenses
Expenses for our Corporate segment consist primarily of general and administrative expenses, expense reimbursements to related parties, interest expense, net related to our credit facilities, and impairment on our condominium and rental units acquired via foreclosure. The decrease in Corporate segment expenses of $11.0 million during the three months ended June 30, 2023 as compared to the same period in 2022, was primarily driven by the decrease in impairment charges related to condominium units of $7.9 million during the three months ended June 30, 2023, compared to the same period in 2022. The decrease was further driven by a decrease in interest expense, net of $3.3 million during the three months ended June 30, 2023 as compared to the same period in 2022, primarily due to the pay down and termination of the CMFT Credit Facility during the six months ended June 30, 2023.
Other Income (Expense)
The increase in Corporate segment other income (expense) of $6.6 million during the three months ended June 30, 2023, as compared to the same period in 2022, was partially driven by a $2.3 million gain on real estate and condominium developments, net during the three months ended June 30, 2023 due to an increased amount of condominium units disposed of during the three months ended June 30, 2023 as compared to the same period in 2022. The change was further driven by the decrease in loss on extinguishment of debt of $2.2 million and an increase in other income, net of $2.0 million due to interest income generated by an increase in short-term liquid investments included in cash and cash equivalents on the condensed consolidated balance sheets during the three months ended June 30, 2023, as compared to the same period in 2022.
Net (Loss) Income Allocated to Non-Controlling Interest
The change in net (loss) income allocated to non-controlling interest of $72,000 for the three months ended June 30, 2023, as compared to the same period in 2022, was due to the disposition of two properties previously owned through a consolidated joint venture arrangement during the year ended December 31, 2022, and therefore no income allocated to non-controlling interest was recorded during the three months ended June 30, 2023.
Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022
Credit Segment
Revenues
The increase in our Credit segment revenues of $146.7 million for the six months ended June 30, 2023, as compared to the same period in 2022, was primarily due to increased average index rates during 2023, as well as an increase in the overall size of our investment portfolio. As of June 30, 2023, we held $4.8 billion in credit investments compared to $4.2 billion in credit investments as of June 30, 2022.
Expenses
Expenses for our Credit segment consists primarily of interest expense, management fees, increases (decreases) to our provision for credit losses, and general and administrative expenses. The increase in our Credit segment expenses of $127.7 million for the six months ended June 30, 2023, as compared to the same period in 2022, was primarily driven by increased interest expenses due to higher average index rates during 2023 and increased outstanding borrowings used to fund credit investments. As of June 30, 2023, we held $4.8 billion in credit investments compared to $4.2 billion in credit investments as of June 30, 2022. The increase was further driven by an increase in the provision for credit losses of $41.4 million, primarily driven by the $23.5 million credit loss allowance related to a CMBS position that was recognized due to a decline in the underlying collateral value during the six months ended June 30, 2023.
Other Income (Expense)
Other income (expense) for our Credit segment consists of gain on investment in unconsolidated entities, unrealized gain (loss) on equity security, along with dividend income from our equity security. The increase in our Credit segment other income (expense) of $17.1 million during the six months ended June 30, 2023, as compared to the same period in 2022, was primarily due to recognizing a $5.4 million unrealized gain on equity security during the six months ended June 30, 2023, compared to a $6.4 million unrealized loss on equity security during the six months ended June 30, 2022. The increase was further driven by $2.7 million of dividend income from our equity security during the six months ended June 30, 2023, compared to $1.4 million recognized during the same period in 2022, and a gain on the Unconsolidated Joint Venture of $5.0 million during the six months ended June 30, 2023, compared to a gain of $1.5 million recognized during the same period in 2022.
Real Estate Segment
Revenues
The decrease in our Real Estate segment revenues of $62.7 million for the six months ended June 30, 2023, as compared to the same period in 2022, was primarily due to the disposition of 207 properties subsequent to June 30, 2022. Refer to “Same Store Analysis” below for a further discussion of net operating income at our “same store properties”.
Expenses
The decrease in our Real Estate segment expenses of $54.9 million for the six months ended June 30, 2023, as compared to the same period in 2022, was primarily due to the disposition of 207 properties subsequent to June 30, 2022. Refer to “Same Store Analysis” below for a further discussion of net operating income at our “same store properties”. The decrease was further driven by a decrease in impairment charges of $6.5 million for the six months ended June 30, 2023, as compared to the same period in 2022, due to one property that was deemed to be impaired, resulting in impairment charges of $4.8 million during the six months ended June 30, 2023, as compared to 18 properties that were deemed to be impaired, resulting in impairment charges of $11.3 million during the six months ended June 30, 2022.

Other Income (Expense)
Other income (expense) for our Real Estate segment primarily consists of gain on disposition of real estate and condominium developments, net, loss on extinguishment of debt and other income, net. The decrease in our Real Estate segment other income (expense) of $61.3 million for the six months ended June 30, 2023, as compared to the same period in 2022, was primarily due to the disposition of 185 properties for a gain of $43.8 million during the six months ended June 30, 2023, compared to the disposition of 112 properties and an outparcel of land for a gain of $110.4 million during the six months ended June 30, 2022. Other income (expense) was further reduced due to a $4.2 million decrease in the fair value of our interest rate caps during the six months ended June 30, 2023, as compared to a $1.9 million increase in the fair value of our interest rate caps during the six months ended June 30, 2022. The decrease was partially offset by an $11.8 million decrease in loss on extinguishment of debt, driven by increased termination of certain mortgage notes in connection with the disposition of the underlying properties during the six months ended June 30, 2022, as compared to the six months ended June 30, 2023.
Corporate Segment and Other
Revenues
Our Corporate segment revenues, which consist primarily of rental income from our condominium and rental units acquired via foreclosure, decreased $42,000 during the six months ended June 30, 2023, as compared to the same period in 2022, primarily due to the disposition of certain condominium units subsequent to June 30, 2022.
Expenses
Expenses for our Corporate segment consists primarily of general and administrative expenses, expense reimbursements to related parties, interest expense related to our credit facilities, and impairment on our condominium and rental units acquired via foreclosure. The decrease in Corporate segment expenses of $10.3 million during the six months ended June 30, 2023, as compared to the same period in 2022, was primarily driven by a decrease in impairment charges related to condominium units of $7.9 million. The change was further driven by a decrease in interest expense, net during the six months ended June 30, 2023 as compared to the same period in 2022.
Other Income (Expense)
The decrease in Corporate segment other income (expense) of $3.9 million during the six months ended June 30, 2023, as compared to the same period in 2022, was primarily driven by the $5.2 million net gain during the six months ended June 30, 2022 related to our investment in CIM UII Onshore, which was subsequently redeemed during 2022. The change was further driven by an $894,000 decrease in gain on disposition of real estate and condominium developments, net, during the six months ended June 30, 2023 as compared to the same period in 2022. The change was partially offset by an increase in other income, net of $2.3 million due to interest income generated by an increase in short-term liquid investments included in cash and cash equivalents on the condensed consolidated balance sheets during the six months ended June 30, 2023, as compared to the same period in 2022.
Net Income (Loss) Allocated to Non-Controlling Interest
The change in net income (loss) allocated to non-controlling interest for the six months ended June 30, 2023, as compared to the same period in 2022, was due to the Company having sold the two properties previously owned through a consolidated joint venture arrangement during the year ended December 31, 2022, and therefore no longer had a controlling financial interest in the Consolidated Joint Venture during the six months ended June 30, 2023.
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
Comparison of the Three Months Ended June 30, 2023 and 2022
The following table reconciles our Real Estate segment net income, calculated in accordance with GAAP, to net operating income (dollar amounts in thousands):

	For the Three Months Ended June 30,
	2023	2022	Change
Net income	$29,923	$85,668	$(55,745)
Loss on extinguishment of debt	24	2,257	(2,233)
Other income (expense), net	2,352	(1,089)	3,441
Gain on disposition of real estate and condominium developments, net	(24,285)	(81,181)	56,896
Real estate impairment	—	8,051	(8,051)
Depreciation and amortization	9,319	18,015	(8,696)
Transaction-related expenses	12	430	(418)
Management fees	2,641	5,196	(2,555)
General and administrative expenses	348	130	218
Interest expense, net	3,165	10,258	(7,093)
Net operating income	$23,499	$47,735	$(24,236)
A total of 195 properties were acquired before April 1, 2022 and represent our “same store” properties during the three months ended June 30, 2023 and 2022. “Non-same store” properties, for purposes of the table below, includes properties acquired or disposed of on or after April 1, 2022.
The following table details the components of our Real Estate segment net operating income broken out between same store and non-same store properties (dollar amounts in thousands):

	Total			Same Store			Non-Same Store
	For the Three Months Ended June 30,			For the Three Months Ended June 30,			For the Three Months Ended June 30,
	2023	2022	Change	2023	2022	Change	2023	2022	Change
Rental and other property income	$25,590	$53,405	$(27,815)	$24,292	$24,541	$(249)	$1,298	$28,864	$(27,566)

Property operating expenses	1,201	4,155	(2,954)	971	826	145	230	3,329	(3,099)
Real estate tax expenses	890	1,515	(625)	933	977	(44)	(43)	538	(581)
Total property operating expenses	2,091	5,670	(3,579)	1,904	1,803	101	187	3,867	(3,680)

Net operating income	$23,499	$47,735	$(24,236)	$22,388	$22,738	$(350)	$1,111	$24,997	$(23,886)
Net Operating Income
Same store property net operating income remained relatively consistent during the three months ended June 30, 2023, as compared to the same period in 2022.
Non-same store property net operating income decreased $23.9 million during the three months ended June 30, 2023, as compared to the same period in 2022. The decrease was primarily due to the disposition of 207 properties subsequent to June 30, 2022.

Comparison of the Six Months Ended June 30, 2023 and 2022
The following table reconciles our Real Estate segment net income, calculated in accordance with GAAP, to net operating income (dollar amounts in thousands):

	For the Six Months Ended June 30,
	2023	2022	Change
Net income	$51,663	$120,787	$(69,124)
Loss on extinguishment of debt	1,195	12,994	(11,799)
Other income (expense), net	4,192	(2,331)	6,523
Gain on disposition of real estate and condominium developments, net	(43,845)	(110,446)	66,601
Real estate impairment	4,814	11,342	(6,528)
Depreciation and amortization	24,429	37,156	(12,727)
Transaction-related expenses	25	437	(412)
Management fees	5,891	12,327	(6,436)
General and administrative expenses	422	279	143
Interest expense, net	11,316	25,341	(14,025)
Net operating income	$60,102	$107,886	$(47,784)
A total of 195 properties were acquired before January 1, 2022 and represent our “same store” properties during the six months ended June 30, 2023 and 2022. “Non-same store” properties, for purposes of the table below, includes properties acquired or disposed of on or after January 1, 2022.
The following table details the components of our Real Estate segment net operating income broken out between same store and non-same store properties (dollar amounts in thousands):

	Total			Same Store			Non-Same Store
	For the Six Months Ended June 30,			For the Six Months Ended June 30,			For the Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change	2023	2022	Change
Rental and other property income	$64,305	$127,044	$(62,739)	$49,046	$48,613	$433	$15,259	$78,431	$(63,172)

Property operating expenses	2,888	11,292	(8,404)	1,965	1,732	233	923	9,560	(8,637)
Real estate tax expenses	1,315	7,866	(6,551)	1,917	1,875	42	(602)	5,991	(6,593)
Total property operating expenses	4,203	19,158	(14,955)	3,882	3,607	275	321	15,551	(15,230)

Net operating income	$60,102	$107,886	$(47,784)	$45,164	$45,006	$158	$14,938	$62,880	$(47,942)
Net Operating Income
Same store property net operating income remained relatively consistent during the six months ended June 30, 2023, as compared to the same period in 2022.
Non-same store property net operating income decreased $47.9 million during the six months ended June 30, 2023, as compared to the same period in 2022. The decrease was primarily due to the disposition of 207 properties subsequent to June 30, 2022.

Distributions
Our Board declares distributions on a quarterly basis, which are paid out on a monthly basis.
Our Board authorized the following monthly distribution amounts per share, payable to stockholders as of the record date for the applicable month, during the year ended December 31, 2022 and the six months ended June 30, 2023 for the periods indicated below:

Period Commencing	Period Ending	Monthly Distribution Amount
January 2022	September 2022	$0.0305
October 2022	December 2022	$0.0339
January 2023	September 2023	$0.0350
October 2023	December 2023	$0.0367
As of June 30, 2023, we had distributions payable of $15.3 million.
The following table presents distributions and source of distributions for the periods indicated below (dollar amounts in thousands):

	Six Months Ended June 30,
	2023		2022
	Amount	Percent	Amount	Percent
Distributions paid in cash	$69,854	76%	$60,834	76%
Distributions reinvested	21,522	24%	19,116	24%
Total distributions	$91,376	100%	$79,950	100%
Source of distributions:
Net cash provided by operating activities (1)(2)	$91,376	100%	$79,950	100%
Total sources	$91,376	100%	$79,950	100%
____________________________________
(1)Net cash provided by operating activities for the six months ended June 30, 2023 and 2022 was $110.1 million and $61.2 million, respectively.
(2)Our distributions covered by cash flows from operating activities for the six months ended June 30, 2022 include cash flows from operating activities in excess of distributions from prior periods of $18.7 million.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares of common stock back to us, subject to certain conditions and limitations. We will limit the number of shares redeemed pursuant to our share redemption program as follows: (1) we will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid; and (2) funding for the redemption of shares will be limited, among other things, to the net proceeds we receive from the sale of shares under our DRIP, net of shares redeemed to date. In an effort to accommodate redemption requests throughout the calendar year, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the Secondary DRIP Offering. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We will determine whether we have sufficient funds and/or shares available as soon as practicable after the end of each fiscal quarter, but in any event prior to the applicable payment date. If we cannot purchase all shares presented for redemption in any fiscal quarter, based upon insufficient cash available from the sale of shares under our DRIP and/or the limit on the number of shares we may redeem during any quarter or year, we will give priority to the redemption of deceased stockholders’ shares and stockholders with exigent circumstances, as determined in our sole discretion and accompanied by such evidentiary documentation as we may request. While the shares of deceased stockholders and stockholders determined to have exigent circumstances will be included in calculating the maximum number of shares that may be redeemed in any annual or quarterly period, they will not be subject to the annual or quarterly percentage caps; therefore, if the volume of requests to redeem deceased stockholders’ shares and stockholders determined to have exigent circumstances in a particular quarter were large enough to cause the annual or quarterly percentage caps to be exceeded, even if no other redemption requests were processed, the redemptions of deceased stockholders’ shares and stockholders determined to have exigent circumstances would be completed in full, assuming sufficient proceeds from the sale of shares under our DRIP, net of shares redeemed to date, were available. If sufficient proceeds from the sale of shares under our DRIP, net of shares redeemed to date, were not available to pay all such redemptions in full, the requests to redeem deceased stockholders’ shares and shareholders determined to have exigent circumstances would be honored on a pro rata basis. We next will give priority to requests for full redemption of accounts with a balance of 250 shares or less at the time we receive the request, in order to reduce the expense of maintaining small accounts. Thereafter, we will honor the remaining redemption requests on a pro rata basis. Following such quarterly redemption period, if a stockholder would like to resubmit the unsatisfied portion of the prior request for redemption, such stockholder must submit a new request for redemption of such shares prior to the last day of the new quarter. Unfulfilled requests for redemption will not be carried over automatically to subsequent redemption periods. In addition, our management reserves the right, in its sole discretion at any time, and from time to time, to reject any request for redemption for any reason. Our Board may choose to amend the terms of, suspend or terminate our share redemption program at any time in its sole discretion if it believes that such action is in the best interest of us and our stockholders. Any material modifications or suspension of the share redemption program will be disclosed to our stockholders as promptly as practicable in our reports filed with the SEC and via our website. During the six months ended June 30, 2023, we received valid redemption requests under our share redemption program totaling approximately 51.9 million shares, of which we redeemed approximately 1.7 million shares as of June 30, 2023 for $11.1 million (at an average redemption price of $6.57 per share) and approximately 1.6 million shares subsequent to June 30, 2023 for $10.8 million (at a redemption price of $6.57 per share). The remaining redemption requests relating to 48.6 million shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of the share redemption program then in effect. The share redemptions were funded with proceeds from the Secondary DRIP Offering.
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
Sources of Liquidity
Our primary sources of liquidity include cash and cash equivalents and available borrowings under our debt facilities, which are set forth in the following table (in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$416,891	$118,978
Unused borrowing capacity (1)	1,166,771	513,121
	$1,583,662	$632,099
____________________________________
(1)Subject to borrowing availability.
See Note 10 — Repurchase Facilities, Notes Payable and Credit Facilities to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional details regarding our repurchase facilities, notes payable and credit facilities. The following table details our outstanding financing arrangements and borrowing capacity as of June 30, 2023 (in thousands):

	Portfolio Financing Outstanding Principal Balance	Maximum Capacity (1)
Notes payable – variable rate debt	$512,572	$557,769
ABS mortgage notes	759,165	759,165
Credit facilities	445,500	850,000
Repurchase facilities	2,289,937	3,007,011	(2)
Total portfolio financing	$4,007,174	$5,173,945
____________________________________
(1)Subject to borrowing availability.

(2)Facilities under the J.P. Morgan Repurchase Facility carry no maximum facility size.
Capital Resources
Our principal demands for funds will be for the acquisition or origination of credit investments and real estate, and the payment of tenant improvements, acquisition-related expenses, operating expenses, distributions, redemptions and interest and principal on current and any future debt financings, including principal repayments of $451.5 million within the next 12 months, $307.0 million of which has a rolling term that resets monthly, as further discussed in Note 10 — Repurchase Facilities, Notes Payable and Credit Facilities to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
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
Contractual Obligations
As of June 30, 2023, we had debt outstanding with a carrying value of $4.0 billion and a weighted average interest rate of 6.2%. See Note 10 — Repurchase Facilities, Notes Payable and Credit Facilities to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.
Our contractual obligations as of June 30, 2023 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments — variable rate debt	$512,572	$—	$91,803	$420,769	$—
Principal payments — ABS mortgage notes	759,165	645	—	—	758,520
Principal payments — credit facilities	445,500	—	—	445,500	—
Principal payments — repurchase facilities	2,289,937	450,873	1,839,064	—	—
Interest payments (2)	673,805	222,464	296,738	112,716	41,887
Total	$4,680,979	$673,982	$2,227,605	$978,985	$800,407
____________________________________
(1)The table does not include amounts due to CMFT Management or its affiliates pursuant to our Management Agreement because such amounts are not fixed and determinable. The table also does not include $298.6 million of unfunded commitments related to our existing CRE loans held-for-investment, corporate senior loans held-for-investment and liquid corporate senior loans and $113.0 million of unfunded commitments related to the NewPoint JV, which are subject to the satisfaction of borrower milestones. In addition, the table does not include $18.4 million of unsettled liquid corporate senior loan acquisitions, which is included in cash and cash equivalents on the accompanying condensed consolidated balance sheet.
(2)Interest payments on the variable rate debt, credit facilities and repurchase facilities have been calculated based on outstanding balances as of June 30, 2023 through their respective maturity dates. This is only an estimate as actual amounts borrowed and interest rates could vary over time.

We expect to incur additional borrowings in the future to acquire additional properties and credit investments. There is no limitation on the amount we may borrow against any single improved property. As of June 30, 2023, our ratio of debt to total gross assets net of gross intangible lease liabilities was 64.3%.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities increased by $48.8 million for the six months ended June 30, 2023, as compared to the same period in 2022. The increase was primarily due to net increases in credit investments of $627.2 million coupled with an increase in interest rates driving higher interest income, partially offset by the disposition of 207 properties subsequent to June 30, 2022. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. For the six months ended June 30, 2023, net cash provided by investing activities was $715.2 million, as compared to net cash used in investing activities of $261.9 million in the same period in 2022. The change was primarily due to a decrease in the net investment in loans held-for-investment of $1.1 billion and a decrease in the net investment in real estate-related securities of $168.3 million, partially offset by a decrease in proceeds from disposition of real estate assets of $279.3 million and a decrease in net proceeds in relation to our investment in unconsolidated entities of $18.6 million.
Financing Activities. For the six months ended June 30, 2023, net cash used in financing activities was $533.2 million, as compared to net cash provided by financing activities of $290.9 million in the same period in 2022. The change was primarily due to an increase in net repayments on the repurchase facilities, notes payable and credit facilities of $818.2 million, coupled with an increase in distributions to stockholders of $9.0 million.
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
As of June 30, 2023, we had an aggregate of $3.2 billion of variable rate debt, excluding any debt subject to interest rate swap agreements and interest rate cap agreements, and therefore, we are exposed to interest rate changes in LIBOR and SOFR. As of June 30, 2023, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $16.2 million per year.
As of June 30, 2023, we had two interest rate cap agreements outstanding, which had maturity dates ranging from July 2023 through October 2023, with an aggregate notional amount of $712.0 million and an aggregate fair value of the net derivative asset of $641,000. The fair value of these interest rate cap agreements is dependent upon existing market interest rates and spreads. As of June 30, 2023, an increase of 50 basis points in interest rates would result in a change of $78,000 to the fair value of the net derivative asset, resulting in a net derivative asset of $719,000. A decrease of 50 basis points in interest rates would result in a $76,000 change to the fair value of the net derivative asset, resulting in a net derivative asset of $565,000.
As the information presented above includes only those exposures that existed as of June 30, 2023, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
As of June 30, 2023, we had an interest rate cap agreement that was indexed to LIBOR. Subsequent to June 30, 2023, the interest rate cap agreement matured. Additionally, subsequent to June 30, 2023, all outstanding variable rate debt indexed to LIBOR was transitioned to SOFR.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2023 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2023, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Our share redemption program permits our stockholders to sell their shares of common stock back to us, subject to certain conditions and limitations. We will limit the number of shares redeemed pursuant to our share redemption program as follows: (1) we will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid; and (2) funding for the redemption of shares will be limited, among other things, to the net proceeds we receive from the sale of shares under our DRIP, net of shares redeemed to date. In an effort to accommodate redemption requests throughout the calendar year, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the Secondary DRIP Offering. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. As of June 30, 2023, the estimated per share NAV was $6.57, which was determined by the Board on December 19, 2022 using a valuation date of September 30, 2022.
In general, we redeem shares on a quarterly basis. Shares are redeemed with a trade date no later than the end of the month following the end of each fiscal quarter. Any redemption capacity that is not used as a result of the withdrawal or rejection of redemption requests may be used to satisfy the redemption requests of other stockholders received for that fiscal quarter, and such redemption payments may be made at a later time than when that quarter’s redemption payments are made. During the three months ended June 30, 2023, we redeemed shares, including those redeemable due to death, as follows:

Period (1)	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2023 - April 30, 2023	—	$—	—	(2)
May 1, 2023 - May 31, 2023	1,651,210	$6.57	1,651,210	(2)
June 1, 2023 - June 30, 2023	34,228	$6.57	34,228	(2)
Total	1,685,438		1,685,438	(2)
____________________________________
(1)Redemptions are included in the month of payment, which is made one business day following the trade date.
(2)A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
Unregistered Sales of Equity Securities
None.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
None.

Item 6.Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).

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
Date: August 11, 2023