Form 10-K
period 2023-12-31
CIM REAL ESTATE FINANCE TRUST, INC.
filed 2024-03-28
CIK 1498547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There is no established market for the registrant’s shares of common stock. As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, there were approximately 436.1 million shares of common stock held by non-affiliates, for an aggregate market value of $2.9 billion, assuming a market value as of that date of $6.57 per share, the most recent estimated per share net asset value of the registrant’s common stock established by the registrant’s board of directors in effect as of that date. Effective March 1, 2024, the estimated per share net asset value of the registrant’s common stock as of January 31, 2024 is $6.09 per share.
As of March 18, 2024, there were approximately 437.3 million shares of common stock, par value per share of $0.01, of CIM Real Estate Finance Trust, Inc. outstanding.
Documents Incorporated by Reference:
The Registrant incorporates by reference portions of the CIM Real Estate Finance Trust, Inc. Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders (into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K).

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
•Our credit and real estate investments subject us to domestic and international political, economic, capital markets and other conditions and events.
•We are subject to fluctuations in interest rates which could reduce our ability to generate income on our credit investments.
•We are subject to an increase in inflation that could increase our credit and real estate portfolio related costs at a higher rate than our rental income and other revenue and adversely impact demand for rental space and future extensions of our tenants’ leases.
•We face risks associated with security breaches through cyber attacks, cyber intrusions or otherwise, as well as significant disruptions of CIM Group’s (as defined below) information technology (“IT”) networks and related systems.
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
•Our continued compliance with debt covenants depends on many factors and could be impacted by current or future economic conditions.

•We may be affected by risks resulting from losses in excess of insured limits.
•We may fail to remain qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.
•We could be subject to a material tax liability if our sales of properties are treated as prohibited transactions.
•We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability or reduce our operating flexibility.
•We may be unable to list our shares on a national securities exchange in a particular timeframe or at all.
•If we, our operating partnership and any other subsidiaries do not maintain exemptions from registration under the Investment Company Act of 1940, as amended (“the Investment Company Act”), we will be subject to significant regulations and restrictions on our business and investments, which could materially and adversely impact us.
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
We have two reportable business segments as of December 31, 2023 and we refer to the investments within these segments as our target assets:
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
As of December 31, 2023, our credit portfolio consisted of 291 loans with a net book value of $4.3 billion, and investments in real estate-related securities of $519.7 million as of December 31, 2023. The Company expects to conduct its commercial real estate lending business through CIM Commercial Lending REIT (“CLR”), a Maryland statutory trust and currently wholly owned subsidiary of the Company which we expect to be taxed as a REIT for U.S. federal income tax purposes. As of February 29, 2024, CLR holds a diversified portfolio of approximately $1.6 billion of the Company’s senior secured mortgage loans and commercial mortgage-backed securities. In addition, we owned 192 properties, comprising approximately 6.2 million rentable square feet of commercial space located in 37 states. As of December 31, 2023, the rentable space at these properties was 99.9% leased, including month-to-month agreements, if any.
We have elected to be taxed and conduct our operations to qualify as a REIT for federal income tax purposes. We operate our business in a manner that permits us to maintain our exemption from registration under the Investment Company Act. A majority of our business is conducted through CIM Real Estate Finance Operating Partnership, LP, a Delaware limited partnership (“CMFT OP”), of which we are the sole general partner and own, directly or indirectly, 100% of the partnership interests, and its subsidiaries.
Our Manager, Investment Advisor and CIM
We are externally managed by CIM Real Estate Finance Management, LLC, a Delaware limited liability company (“CMFT Management”), which is an affiliate of CIM Group, LLC (“CIM Group”). CIM Group is a vertically-integrated community-focused real estate and infrastructure owner, operator, lender and developer. CIM Group is headquartered in Los Angeles, CA, with offices in Atlanta, GA, Chicago, IL, Dallas, TX, London, UK, New York, NY, Orlando, FL, Phoenix, AZ, and Tokyo, Japan. CIM Group also maintains additional offices across the United States and in South Korea to support its platform.
We have no paid employees and rely upon our manager pursuant to our Second Amended and Restated Management Agreement dated March 24, 2023 (the “Management Agreement”), and certain of its affiliates, including our investment advisor, CIM Capital IC Management, LLC (the “Investment Advisor”), with respect to investments in securities and certain other investments, to provide substantially all of our day-to-day management. Collectively, our manager and the Investment Advisor, together with certain other affiliates of CIM Group, serve as our sponsor, which we refer to as our “sponsor” or “CIM”. Our Management Agreement had an initial three-year term and renews automatically each year thereafter for an additional one-year period unless terminated by our board of directors (our “Board”).
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
Investment Strategy and Objectives
We seek to attain attractive risk-adjusted returns and create long term value for our stockholders by investing in a diversified portfolio of senior secured mortgage loans, creditworthy long-term net-leased property investments and other senior loan and liquid credit investments.
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
•prior to the deployment or redeployment of capital, permitting the manager or our Investment Advisor to cause the capital to be invested in short-term investments in money market funds, bank accounts, overnight repurchase agreements with primary federal reserve bank dealers collateralized by direct U.S. government obligations, and other instruments and investments reasonably determined to be of high quality; and
•not making any investment (i) with a loan-to-value ratio in excess of 78%, and (ii) in excess of $200 million, without the approval of a majority of the Board, including a majority of independent directors, or a duly constituted committee of the Board.
Types of Investments — Commercial Real Estate-Related Credit Investments
Senior Secured Commercial Mortgage Loans. We originate, invest in and acquire loans secured by a first mortgage lien on commercial real estate properties providing mortgage financing to developers or owners. These loans generally have maturity dates ranging from three to ten years and bear interest at a fixed or floating rate, though most of our portfolio is and is expected to be floating rate and have a shorter-duration term. The loans typically require interest only payments and if these loans do provide for some amortization, they typically require, in any event, a balloon payment of principal at maturity. These investments may include whole loan participations and/or pari passu participations within such loans.
Commercial Mortgage Backed Securities (“CMBS”). We invest in or acquire secured real estate related securities such as rated and non-rated CMBS generally secured by a single asset or a loan to a single borrower secured by a cross-collateralized portfolio of assets.
Mezzanine Loans, Preferred Equity and Other Real-Estate Related Debt Instruments. We may also invest in or originate loans made to commercial property owners that are secured by pledges of the borrower’s ownership interests in the property and/or the property owner, subordinate to whole mortgage loans secured by a first lien on the property. These loans are senior to the borrower’s equity in the property. These loans may be tranched into senior and junior mezzanine loans, with junior mezzanine loans secured by a pledge of the equity interests in the more junior mezzanine borrower. Mezzanine lenders typically have different, and at times more limited, rights compared to more senior lenders, including, following a default on the senior loan, the right, for a period of time, to cure defaults under the senior loan and any senior mezzanine loan and purchase the senior loan and any senior mezzanine loan. Subject to the terms negotiated with, and the rights of, the senior lenders, mezzanine lenders typically have the right to foreclose on their equity interest and become the direct or indirect owner of the property.
We may also invest in or originate other commercial real estate-related debt instruments such as subordinated mortgage interests, preferred equity, note financing, unsecured loans to owners and operators of real estate assets, and commercial real estate collateralized loan obligations (“CRE CLOs”). Additionally, we may make investments that are subordinate to any mortgage or mezzanine loan, but senior to the common equity of the mortgage borrower or owner of a mortgage borrower, as applicable. Preferred equity investments typically pay a preferred return from the investment’s cash flow rather than interest payments and often have the right for such preferred return to accrue if there is insufficient cash flow for current payment. These interests are not secured by the underlying real estate, but upon the occurrence of a default, the preferred equity provider typically has the right to effect a change of control with respect to the ownership of the property.
Corporate Senior Loans. We may also invest in or originate certain syndicated or directly originated liquid and less liquid corporate senior loans.
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
There is no limitation on the number, size or type of properties that we may acquire, or on the percentage of net proceeds of the Offerings (as defined below) that may be used to acquire a single property. The number and mix of properties comprising our portfolio will depend upon real estate market conditions and other circumstances existing at the time we acquire properties, and the amount of capital we have available for acquisitions. We will not forgo acquiring a high-quality asset because it does not precisely fit our expected portfolio composition.
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
We generally intend to hold each property we acquire for an extended period, generally in excess of five years. Holding periods for other real estate-related assets may vary. Circumstances might arise that could cause us to determine to sell an asset before the end of the expected holding period if we believe the sale of the asset would be in the best interests of our stockholders. The determination of whether a particular asset should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing and projected economic conditions, current tenant rolls and tenant creditworthiness, whether we could apply the proceeds from the sale of the asset to acquire other assets, whether disposition of the asset would increase cash flows, and whether the sale of the asset would be a prohibited transaction under the Code or otherwise impact our status as a REIT for federal income tax purposes. During the year ended December 31, 2023, we sold 188 properties for an aggregate gross sales price of $925.9 million, resulting in net proceeds of $914.4 million after closing costs and a net gain of $44.4 million.
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
The amount of leverage we use is determined by our manager, taking into account a variety of factors, which may include the anticipated liquidity and price volatility of target assets in our investment portfolio, the potential for losses and extension risk in our investment portfolio, the gap between the duration of assets and liabilities, including hedges, the availability and cost of financing the assets, the creditworthiness of our financing counterparties, the health of the global economy and commercial and residential mortgage markets, the outlook for the level, slope, and volatility of interest rate movement, the credit quality of our target assets and the type of collateral underlying such target assets. In utilizing leverage, we seek to enhance equity returns. As appropriate, we seek to match the tenor, currency, and indices of our assets and liabilities, including in certain instances through the use of derivatives. When possible, we will also seek to limit the risks associated with recourse borrowing and the amount of spread mark-to-market.
As of December 31, 2023, our ratio of debt to total gross assets net of gross intangible lease liabilities was 63.2%.
The following table details our outstanding financing arrangements and borrowing capacity as of December 31, 2023 (in thousands):

	Portfolio Financing Outstanding Principal Balance	Maximum Capacity (1)
Notes payable – variable rate debt	$622,841	$622,841
ABS mortgage notes	758,520	758,520
Credit facilities	490,500	850,000
Repurchase facilities	2,067,264	3,149,602	(2)
Total portfolio financing	$3,939,125	$5,380,963
___________________________________
(1)Subject to borrowing availability.
(2)Facilities under the J.P. Morgan Repurchase Facility (as defined in Note 10 — Repurchase Facilities, Notes Payable and Credit Facilities to the consolidated financial statements in this Annual Report on Form 10-K) carry no maximum facility size.
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

Our Offerings
We commenced our initial public offering in January 2012 on a “best efforts” basis of up to $2.975 billion in shares of common stock (the “Initial Offering”), including $475.0 million in shares allocated to our distribution reinvestment plan (the “DRIP”). In addition, we registered $247.0 million in shares of common stock under the DRIP (the “Initial DRIP Offering”) on December 19, 2013 and an additional $600.0 million in shares of common stock under the DRIP (the “Secondary DRIP Offering,” and together with the Initial DRIP Offering, the “DRIP Offerings,” and the DRIP Offerings collectively with the Initial Offering, the “Offerings”) on August 2, 2016. We continue to issue shares of common stock under the Secondary DRIP Offering. As of December 31, 2023, we had issued approximately $471.3 million in shares of common stock under the Secondary DRIP Offering.
Net Asset Value
Our Board establishes an estimated per share net asset value (“NAV”) of the Company’s common stock for purposes of assisting broker-dealers in meeting their customer account statement reporting obligations under Financial Industry Regulatory Authority (“FINRA”) Rule 2231.
The historical estimated per share NAV of our common stock approved by the Board are set forth below:

Effective Date of Valuation	NAV per Share
October 1, 2015	$9.70
November 14, 2016	$9.92
March 28, 2017	$10.08
March 29, 2018	$9.37
March 26, 2019	$8.65
March 30, 2020	$7.77
May 29, 2020	$7.26
August 14, 2020	$7.31
May 26, 2021	$7.20
December 21, 2022	$6.57
November 14, 2023	$6.31
March 1, 2024	$6.09
For participants in the DRIP, distributions are reinvested in shares of our common stock under the DRIP at the most recent estimated per share NAV as determined by our Board. As of December 31, 2023, the estimated per share NAV of our common stock was $6.31, which was established by the Board on November 9, 2023 using a valuation date of September 30, 2023. Effective on March 1, 2024, the Board established an updated estimated per share NAV of our common stock, using a valuation date of January 31, 2024, of $6.09 per share. Commencing on March 1, 2024, distributions are reinvested in shares of our common stock under the DRIP at a price of $6.09 per share and $6.09 per share serves as the most recent estimated per share NAV for purposes of the share redemption program. We have not made any adjustments to the valuation of our estimated per share NAV for the impact of other transactions occurring subsequent to February 29, 2024. See Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Share Redemption Program in this Annual Report on Form 10-K for a discussion of our share redemption program.
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
ITEM 1A.    RISK FACTORS
Risk Factor Summary
Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face, and stockholders should carefully consider the following summary, together with the full risk factors contained below in this “Risk Factors” section and all the other information included in this Annual Report on Form 10-K, in evaluating the Company and our business. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected, and stockholders may lose all or part of their investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
Risks Related to Our Company
•We intend to identify additional credit investments, properties and other real estate-related assets we intend to purchase. For this and other reasons, an investment in our shares is speculative.
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
•Cybersecurity risks and cyber incidents may adversely affect our business in the event we or our manager, our transfer agent or any other party that provides us with essential services experiences cyber incidents.
•If we, our operating partnership and any other subsidiaries do not maintain exemptions from registration under the Investment Company Act, we will be subject to significant regulations and restrictions on our business and investments, which could materially and adversely impact us.
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
Risks Associated with Our Real Estate Segment
•Adverse economic, regulatory and geographic conditions that have an impact on the real estate market in general may prevent us from being profitable or from realizing growth in the value of our real estate properties and could have a significant negative impact on us.
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
U.S. Federal Income and Other Tax Risks
•Failure to maintain our qualification as a REIT for U.S. federal income tax purposes would cause us to be taxed as a regular domestic corporation, which would adversely affect our operations and our ability to make distributions.
•We could be subject to a material tax liability if our sales of properties are treated as prohibited transactions.
•We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the value of our common stock.
•To maintain our REIT status, we may have to borrow funds on a short-term basis during unfavorable market conditions.
•Compliance with REIT requirements may cause us to forego otherwise attractive opportunities, which may hinder or delay our ability to meet our investment objectives and reduce our stockholders’ overall return.
Risks Related to Our Company
We intend to identify additional credit investments, properties and other real estate-related assets we intend to purchase. For this and other reasons, an investment in our shares is speculative.
We intend to identify additional credit investments, properties and other real estate-related assets in which to invest. We have established policies relating to the types of assets we will acquire and the creditworthiness of tenants of our properties or other investment opportunities, but our manager has wide discretion in implementing these policies, subject to the oversight of our Board. Additionally, subject to our investment guidelines, our manager has discretion to determine the location, number and size of our investments and the percentage of net proceeds we may dedicate to a single investment. As a result, you will not be able to evaluate the economic merit of our future investments until after such investments have been made. Therefore, an investment in our shares is speculative.
Our stockholders should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that, like us, have not identified all investments they intend to originate or purchase. To be successful in this market, we and our manager must, among other things:
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
Our common stock is not currently publicly traded, and while we intend to pursue a listing of our common stock on a national securities exchange, we cannot make assurances that such a listing will occur. In addition, we do not have a fixed date or method for providing stockholders with liquidity. We expect that our Board will make that determination in the future based, in part, upon advice from our manager. If our stockholders are able to find a buyer for their shares, our stockholders will likely have to sell them at a substantial discount to the most recent estimated per share NAV of our common stock of $6.09 as of January 31, 2024. It also is likely that our common stock will not be accepted as the primary collateral for a loan. Therefore, shares of our common stock should be considered illiquid and a long-term investment, and our stockholders must be prepared to hold their shares of our common stock for an indefinite length of time.
Our stockholders are limited in their ability to sell their shares pursuant to our share redemption program and may have to hold their shares for an indefinite period of time.
Our share redemption program allows our stockholders to sell shares of our common stock to us in limited circumstances, subject to numerous restrictions. Subject to funds being available, we generally limit the number of shares redeemed pursuant to our share redemption program to no more than 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemption is being paid. In addition, we intend to limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter, and funding for redemptions for each quarter generally is limited to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. During the past 28 quarters, excluding those when the suspension of the share redemption program was in effect, quarterly redemptions were honored on a pro rata basis, as requests for redemption exceeded the quarterly redemption limits described above. The Board may amend the terms of, suspend, or terminate our share redemption program without stockholder approval at any time if it believes that such action is in the best interest of our stockholders, and our management may reject any request for redemption. These restrictions severely limit our stockholders’ ability to sell their shares should they require liquidity and limit our stockholders’ ability to recover the amount they invested or the fair market value of their shares.
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
As a result, there can be no assurance that:
•stockholders would be able to realize the estimated per share NAV even if they were able to sell their shares of our common stock; or
•we will be able to achieve, for our stockholders, the estimated per share NAV upon a listing of our shares of common stock on a national securities exchange, a merger, or a sale of our portfolio.
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
We have paid, and may continue to pay, some of our distributions from sources other than cash flows from operations, including borrowings and proceeds from asset sales, which may reduce the amount of capital we ultimately deploy in our operations and may negatively impact the value of our common stock. Additionally, distributions at any point in time may not reflect the current performance of our assets or our current operating cash flows.
Our organizational documents permit us to pay distributions from any source, including net proceeds from public or private offerings, borrowings or advances and the deferral of fees and expense reimbursements by our manager, in our sole discretion. To the extent that cash flows from operations have been or are insufficient to fully cover our distributions to our stockholders, we have paid, and may continue to pay, some of our distributions from sources other than cash flows from operations. Such sources may include borrowings, proceeds from asset sales or the sale of our securities. We have no limits on the amounts we may use to pay distributions from sources other than cash flows from operations. The payment of distributions from sources other than cash provided by operating activities may reduce the amount of proceeds available for acquisitions, originations and operations or cause us to incur additional interest expense as a result of borrowed funds and may cause subsequent holders of our common stock to experience dilution. This may negatively impact the value of our common stock.
Because the amount we pay in distributions may exceed our earnings and our cash flows from operations, distributions may not reflect the current performance of our assets or our current operating cash flows. To the extent distributions exceed cash flows from operations, distributions may be treated as a return of our stockholders’ investment and could reduce their basis in our common stock. A reduction in a stockholder’s basis in our common stock could result in the stockholder recognizing more gain upon the disposition of his or her shares, which, in turn, could result in greater taxable income to such stockholder. For more information regarding the sources of distributions for the years ended December 31, 2023 and 2022, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.
The declaration, amount and payment of future cash distributions on our common stock are subject to uncertainty.
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
We have experienced net losses in the past (calculated in accordance with GAAP), and we may not be profitable or realize growth in the value of our assets. Operating losses may be attributed to start-up costs, general and administrative expenses, depreciation and amortization, as well as acquisition expenses incurred in connection with purchasing properties or making other investments. Our ability to sustain profitability is uncertain and depends on the demand for, and value of, our portfolio of loans and properties. For a further discussion of our operational history and the factors affecting our losses, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K and our accompanying consolidated financial statements and notes thereto.
It may be difficult to accurately reflect material events that may impact the estimated per share NAV of our common stock between valuations and, accordingly, we may issue shares in our DRIP or redeem shares at too high or too low of a price.
Our independent valuation firm calculates estimates of the market value of our principal real estate and real estate-related assets, and our Board determines the net value of our real estate and real estate-related assets and liabilities taking into consideration such estimates provided by the independent valuation firm. The Board is ultimately responsible for determining the estimated per share NAV of our common stock. Since our Board is only required to determine our estimated per share NAV at least annually, there may be changes in the value of our real estate and real estate-related assets that are not fully reflected in the most recent estimated per share NAV of our common stock. As a result, the published estimated per share NAV may not fully reflect changes in value that may have occurred since the prior valuation.
Furthermore, our manager monitors our portfolio, but it may be difficult to reflect changing market conditions or material events that may impact the value of our portfolio between valuations, or to obtain timely or complete information regarding any such events. Therefore, the estimated per share NAV published before the announcement of an extraordinary event may differ significantly from our actual per share NAV until such time as sufficient information is available and analyzed, the financial impact is fully evaluated, and the appropriate adjustment is made to our estimated per share NAV, as determined by our Board. Any resulting disparity may be to the detriment of an acquiror of our common stock or a stockholder requesting share redemptions pursuant to our share redemption program. As of December 31, 2023, the Board last established an updated estimated per share NAV of the Company’s shares as of September 30, 2023 on November 9, 2023. On February 29, 2024, the Board established an updated estimated per share NAV of the Company’s shares using a valuation date of January 31, 2024.
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
In addition, while we would no longer bear the costs of the various fees and expenses, we expect to pay to our manager under the Management Agreement, our direct expenses would include general and administrative costs, including legal, accounting, and other expenses related to corporate governance, including SEC reporting and compliance. We would also incur the compensation and benefits costs of our officers and other employees and consultants that we now expect will be paid by our manager or its affiliates. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our manager, our net income per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares.
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
We, our manager, our transfer agent and other parties that provide us with services essential to our operations are vulnerable to service interruptions or damages from any number of sources, including computer viruses, malware, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusions, including by computer hackers, nation-state affiliated actors, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased, and will likely continue to increase in the future. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers”, threat actors, “hacktivists”, organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyberattacks, including, without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third-party service providers upon which we rely may be vulnerable to heightened risk of these attacks, including retaliatory cyberattacks. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our tenant and stockholder relationships. As we and the parties that provide essential services to us increase our and their reliance on technology, the risks posed to the information systems of such persons have also increased. We have implemented processes, procedures and internal controls to help mitigate cyber incidents, but these measures do not guarantee that a cyber incident will not occur or that attempted security breaches or disruptions would not be successful or damaging. A cyber incident could materially adversely impact our business, financial condition, results of operations, cash flows, or our ability to satisfy our debt service obligations or to maintain our level of distributions on common stock. There also may be liability for any stolen assets or misappropriated Company funds or confidential information. Any material adverse effect experienced by our manager, our transfer agent and other parties that provide us with services essential to our operations could, in turn, have an adverse impact on us.
Remote work has become more common among the employees and personnel of our manager and other third-party service providers and has increased risks to the information technology systems and confidential, proprietary and sensitive data of our manager and other third-party service providers as more of those employees utilize network connections, computers and devices outside of the employer’s premises or network, including working at home, while in transit, and in public locations. Those employees working remotely could expose our manager and other third-party service providers to additional cybersecurity risks and vulnerabilities as their systems could be negatively affected by vulnerabilities present in external systems and technologies outside of their control.
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
We have invested, and may continue to invest, in mezzanine loans and may originate or acquire mortgage or bridge loans, or participations in such loans, to the extent our manager determines that it is advantageous for us to do so. However, if we originate or invest in mortgage, bridge or mezzanine loans, we will be at risk of defaults on those loans caused by many conditions beyond our control, including local and other economic conditions affecting real estate values and interest rate levels. If there are defaults under these loans, we may not be able to repossess and sell quickly any properties securing such loans. An action to foreclose on a property securing a loan is regulated by state statutes and regulations and is subject to many of the delays and expenses of any lawsuit brought in connection with the foreclosure if the defendant raises defenses or counterclaims. In the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the loan, which could reduce the value of our investment in the defaulted loan.
We are subject to risks relating to real estate-related securities, including CMBS.
Real estate-related securities are often unsecured and also may be subordinated to other obligations of the issuer. As a result, investments in real estate-related securities may be subject to risks of (1) limited liquidity in the secondary trading market in the case of unlisted or thinly traded securities, (2) substantial market price volatility resulting from changes in prevailing interest rates in the case of traded securities, (3) subordination to the prior claims of banks and other senior lenders to the issuer, (4) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (5) the possibility that earnings of the issuer or that income from collateral may be insufficient to meet debt service and distribution obligations and (6) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic slowdown or downturn. These risks may adversely affect the value of outstanding real estate-related securities and the ability of the obliged parties to repay principal and interest or make distribution payments.
CMBS are securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, these securities are subject to the risks above and all of the risks of the underlying mortgage loans. CMBS are issued by investment banks and non-regulated financial institutions and are not insured or guaranteed by the U.S. government. The value of CMBS may change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities market as a whole and may be negatively impacted by any dislocation in the mortgage-backed securities market in general.
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
Mezzanine loans, preferred equity and other investments that are subordinated or otherwise junior in an issuer’s capital structure involve greater risks of loss than first mortgage loans.
We may continue to invest in mezzanine loans, which sometimes take the form of subordinated loans secured by second mortgages on the underlying property or more commonly take the form of loans secured by a pledge of the ownership interests of either the entity owning the property or a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. These types of assets involve a higher degree of risk than long‑term senior mortgage lending secured by income‑producing real property because the loan may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan‑to‑value ratios than first mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Significant losses related to our mezzanine loans would result in operating losses for us and may limit our ability to make distributions to our stockholders.
We have also made, and may continue to make, preferred equity investments, which involve a higher degree of risk than conventional debt financing due to a variety of factors, including their non-collateralized nature and subordinated ranking to other loans and liabilities of the entity in which such preferred equity is held. Accordingly, if the issuer defaults on our investment, we would only be able to proceed against such entity in accordance with the terms of the preferred security and not against any property owned by such entity. Furthermore, in the event of bankruptcy or foreclosure, we would only be able to recoup our investment after all lenders to, and other creditors of, such entity are paid in full. As a result, we may lose all or a significant part of our investment, which could result in significant losses.
Bridge loans involve a greater risk of loss than traditional mortgage loans on stabilized properties.
We may originate or acquire bridge loans secured by first lien mortgages on a property to borrowers who are typically seeking short-term capital to be used in an acquisition, construction or rehabilitation of a property, or other short-term liquidity needs. The typical borrower under a bridge loan has usually identified an undervalued asset that has been under-managed and/or is located in a recovering market. If the market in which the asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management and/or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the bridge loan, and we bear the risk that we may not recover some or all of our initial expenditure.
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
Commercial real estate-related investments that are secured, directly or indirectly, by real property are subject to delinquency, foreclosure and loss, which could result in losses to us. We may find it necessary or desirable to foreclose on certain of the loans that we originate or acquire or CMBS that we acquire, and the foreclosure process may be lengthy and expensive.
We may find it necessary or desirable to foreclose on certain of the loans or CMBS that we acquire, and the foreclosure process may be lengthy and expensive. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things:
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
The protection of the terms of the applicable loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests may not be adequate. Furthermore, claims may be asserted by lenders or borrowers that might interfere with enforcement of our rights. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no basis in fact, in an effort to prolong the foreclosure action and seek to force the lender into a modification of the loan or a favorable buy-out of the borrower’s position in the loan. In some states, foreclosure actions can take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy or its equivalent, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process and potentially result in a reduction or discharge of a borrower’s debt. Foreclosure may create a negative public perception of the related property, resulting in a diminution of its value, and in the event of any such foreclosure or other similar real estate owned-proceeding, we would also become subject to the various risks associated with direct ownership of real estate, including environmental liabilities. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will further reduce the net proceeds and, thus, increase the loss.
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
Under Accounting Standards Update 2016-13, Financial Instruments—Credit Losses—Measurement of Credit Losses on Financial Instruments (Topic 326), we are required to provide allowances for credit losses on certain financial assets carried at amortized cost, such as loans held-for-investment and held-to-maturity debt securities, including related future funding commitments and accrued interest receivable. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement takes place at the time the financial asset is first added to the balance sheet and updated quarterly thereafter. This differs significantly from the “incurred loss” model previously required under GAAP, which delayed recognition until it was probable a loss had been incurred. Accordingly, the current expected credit losses (“CECL”) model creates more volatility in the level of our credit loss provisions. If we are required to materially increase our future level of credit loss allowances for any reason, such increase could adversely affect our business, results of operations, liquidity and financial condition.
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
Our ability to manage our portfolio of loans and investments may be limited by the form in which they are made. In certain situations, we:
•acquire investments subject to rights of senior and/or subordinate classes, special servicers or collateral managers under intercreditor, servicing agreements or securitization documents;
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
We are party to various secured debt agreements with various counterparties. The documents that govern these secured debt agreements contain, and additional lending facilities may contain, customary affirmative and negative covenants, including financial covenants applicable to us that may restrict our flexibility to determine our operating policies and investment strategy. In particular, these agreements require us, and future similar agreements may require us, to maintain specified minimum levels of borrowing capacity under the credit facilities and cash. As a result, we may not be able to leverage our assets as fully as we would otherwise choose, which could reduce our return on assets. Further, this could also make it difficult for us to satisfy the distribution requirements necessary to maintain our qualification as a REIT for U.S. federal income tax purposes. If we are unable to meet these collateral obligations, our financial condition and prospects could deteriorate significantly. In addition, lenders may require that our manager or one or more of our manager’s executives continue to serve in such capacity. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral. We may also be subject to cross-default and acceleration rights in our other debt arrangements.
Difficulty in redeploying the proceeds from repayments or redemptions of our existing loans and other investments could materially and adversely affect us.
As our loans and other investments are repaid or redeemed, we may attempt to redeploy the proceeds we receive into new loans and investments and repay borrowings under our secured revolving repurchase agreements and other financing arrangements. It is possible that we will fail to identify reinvestment options that would provide a yield and/or a risk profile that is comparable to the asset that was repaid or redeemed. If we fail to redeploy the proceeds we receive from repayment or redemption of a loan or other investment in equivalent or better alternatives, we could be materially and adversely affected.
In addition, we expect to continue to invest in CMBS as part of our investment strategy. Subordinate interests such as CMBS and similar structured finance investments generally are not actively traded and are relatively illiquid investments. Volatility in CMBS trading markets may cause the value of these investments to decline. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral value is available to satisfy interest and principal payments and any other fees in connection with the trust or other conduit arrangement for such securities, we may incur significant losses.
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
We own, and may in the future invest in, loan participation interests in which another lender or lenders share with us the rights, obligations and benefits of a commercial mortgage loan made by an originating lender to a borrower. Accordingly, we will not be in privity of contract with a borrower because the other lender or participant is the record holder of the loan and, therefore, we will not have any direct right to any underlying collateral for the loan. These loan participations may be senior, pari passu or junior to the interests of the other lender or lenders in respect of distributions from the commercial mortgage loan. Furthermore, we may not be able to control the pursuit of any rights or remedies under the commercial mortgage loan, including enforcement proceedings in the event of default thereunder. In certain cases, the original lender or another participant may be able to take actions in respect of the commercial mortgage loan that are not in our best interests. In addition, in the event that (1) the owner of the loan participation interest does not have the benefit of a perfected security interest in the lender’s rights to payments from the borrower under the commercial mortgage loan or (2) there are substantial differences between the terms of the commercial mortgage loan and those of the applicable loan participation interest, such loan participation interest could be recharacterized as an unsecured loan to a lender that is the record holder of the loan in such lender’s bankruptcy, and the assets of such lender may not be sufficient to satisfy the terms of such loan participation interest. Accordingly, we may face greater risks from loan participation interests than if we had made first mortgage loans directly to the owners of real estate collateral.
If the loans that we originate or acquire do not comply with applicable laws, we may be subject to penalties, which could materially and adversely affect us.
Loans that we originate or acquire may be directly or indirectly subject to foreign or U.S. federal, state or local governmental laws. Real estate lenders and borrowers may be responsible for compliance with a wide range of laws intended to protect the public interest, including, without limitation, the Truth in Lending, Equal Credit Opportunity, Fair Housing and Americans with Disabilities Acts and local zoning laws (including, but not limited to, zoning laws that allow permitted non-conforming uses). If we or any other person fails to comply with such laws in relation to a loan that we have originated or acquired, legal penalties may be imposed, which could materially and adversely affect us. Additionally, jurisdictions with “one action,” “security first” and/or “antideficiency rules” may limit our ability to foreclose on a real property or to realize on obligations secured by a real property. In the future, new laws may be enacted or imposed by U.S. federal, state or local governmental entities, and such laws could have a material adverse effect on us.
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
Our operating results will be subject to risks generally incident to the ownership of real estate, including:
•changes in international, national or local economic or geographic conditions (including in connection with a widespread pandemic or outbreak of a highly infectious or contagious disease, such as COVID-19);
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
We carry comprehensive liability, fire, extended coverage, and rental loss insurance covering all of the properties in our portfolio under one or more blanket insurance policies with policy specifications, limits and deductibles customarily carried for similar properties. In addition, we carry professional liability and directors’ and officers’ insurance, and cyber liability insurance. While we select policy specifications and insured limits that we believe are appropriate and adequate given the relative risk of loss, insurance coverages provided by tenants, the cost of the coverage and industry practice, there can be no assurance that we will not experience a loss that is uninsured or that exceeds policy limits. In addition, we may reduce or discontinue terrorism, flood or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. Our title insurance policies may not insure for the current aggregate market value of our portfolio, and we do not intend to increase our title insurance coverage as the market value of our portfolio increases.
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
We routinely evaluate our real estate assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, tenant performance and lease structure. For example, the early termination of, or default under, a lease by a tenant may lead to an impairment charge. Since our real estate segment investment focus is on properties net leased to a single tenant, the financial failure of, or other default by, a single tenant under its lease may result in a significant impairment loss. If we determine that an impairment has occurred, we would be required to make a downward adjustment to the net carrying value of the property, which could have a material adverse effect on our results of operations in the period in which the impairment charge is recorded. Management has recorded an impairment charge related to certain properties in the year ended December 31, 2023, and may record future impairments based on actual results and changes in circumstances. Negative developments in the real estate market may cause management to reevaluate the business and macro-economic assumptions used in its impairment analysis. Changes in management’s assumptions based on actual results may have a material impact on our financial statements. See Note 3 — Fair Value Measurements to our consolidated financial statements in this Annual Report on Form 10-K for a discussion of our real estate impairment charges.
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
As of December 31, 2023, approximately 66.2% of our tenants were not rated or did not have an investment-grade credit rating from a major ratings agency or were not affiliates of companies having an investment-grade credit rating. Our properties with such tenants may have a greater risk of default and bankruptcy than properties leased exclusively to investment-grade tenants. When we acquire properties where the tenant does not have a publicly available credit rating, we will use certain credit assessment tools as well as rely on our own estimates of the tenant’s credit rating which includes reviewing the tenant’s financial information (e.g., financial ratios, net worth, revenue, cash flows, leverage and liquidity, if applicable). If our ratings estimates are inaccurate, the default or bankruptcy risk for the subject tenant may be greater than anticipated. If our lender or a credit rating agency disagrees with our ratings estimates, we may not be able to obtain our desired level of leverage or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.
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
Inflation and rising interest rates may adversely affect our financial condition and results of operations.
Since we may incur leverage to make investments, our income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. Inflation remained high in 2023. During the 12 months ended December 2023, the consumer price index rose 3.4%. The Federal Reserve raised the federal funds rate a total of four times during 2023, to control inflation, resulting in a range from 5.25% to 5.50% as of December 31, 2023. Although there are expectations that the Federal Reserve will begin reducing the federal funds rate in 2024, these expectations may not materialize. Should the Federal Reserve continue to raise rates in the future, this will likely result in further increases in market interest rates. In a rising interest rate environment, any leverage that we incur may bear a higher interest rate than may currently be available. There may not, however, be a corresponding increase in our revenues. Any reduction in the rate of return on new investments relative to the rate of return on current investments, and any reduction in the rate of return on current investments, could adversely impact our income, reducing our ability to service the interest obligations on, and to repay the principal of, our indebtedness.
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
The strength and profitability of our business depends on demand for and the value of our properties. The war between Russia and Ukraine and the current escalating Israel-Hamas conflict have led to disruption, instability and volatility in global markets and industries and have had a negative impact on the global economy and global supply chains. Disruption, instability, volatility and decline in global economic activity, whether caused by acts of war, other acts of aggression or terrorism, in each case regardless of where it occurs, could in turn harm the demand for and the value of our properties. In addition, public health crises may result in declining economic activity, which could harm the demand for and the value of our properties and may negatively affect our operations and our stockholders’ investments. We may acquire real estate assets located in areas that are susceptible to terrorist attacks or acts of war. These attacks may directly impact the value of our assets through damage, destruction, loss or increased security costs. Although we may obtain terrorism insurance, we may not be able to obtain sufficient coverage to fund any losses we may incur. Risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Further, certain losses resulting from these types of events are uninsurable or not insurable at reasonable costs.
More generally, any terrorist attack, other act of violence or war, or public health crisis could result in increased volatility in, or damage to, the United States and worldwide financial markets and economy, all of which could adversely affect our tenants’ ability to pay rent on their leases or our ability to borrow money or issue capital stock at acceptable prices, which could have a material adverse effect on our financial condition, results of operations and ability to pay distributions to our stockholders.
The long-term macroeconomic effects of the COVID-19 pandemic and any future pandemic or epidemic could have a material adverse impact on our financial performance and results of operations.
While many of the direct impacts of the COVID-19 pandemic have eased, the longer-term macroeconomic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries, including those of certain of our tenants. Moreover, with the potential for new variants of COVID-19 to emerge, governments and businesses may re-impose aggressive measures to help slow its spread in the future. For this reason, among others, the potential global impacts are uncertain and difficult to assess.
While we believe that our business is well-positioned for the post-COVID environment, long-term macroeconomic effects, including from supply and labor shortages, of the COVID-19 pandemic may in the future have an adverse impact on our estimated per share NAV, results of operations and cash flows, and may have an adverse impact on our ability to source new investments, obtain financing, fund distributions to stockholders and satisfy redemption requests, among other factors.
The full extent of the impact and effects of COVID-19 will depend on future developments, including, among other factors, future variants of the virus, availability, acceptance and effectiveness of vaccines along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, and uncertainty with respect to the duration of the global economic slowdown. COVID-19, or any future pandemics or epidemics, and resulting impacts on the financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, results of operations and ability to continue to pay distributions to our stockholders.
We are subject to risks that affect the retail real estate environment generally.
Our business has historically focused on retail real estate. As such, we are subject to certain risks that can affect the ability of our retail properties to generate sufficient revenue to meet our operating and other expenses, including debt service, to make capital expenditures and to make distributions to our stockholders. We face continuing challenges because of changing consumer preferences and because the conditions in the economy affect employment growth and cause fluctuations and variations in retail sales and in business and consumer confidence and consumer spending on retail goods. In general, a number of factors can negatively affect the income generated by a retail property or the value of a property, including: a downturn in the national, regional or local economy; a decrease in employment or consumer confidence or spending; increases in operating costs, such as common area maintenance, real estate taxes, utility rates and insurance premiums; higher energy or fuel costs resulting from adverse weather conditions, natural disasters, geopolitical concerns (including the war between Russia and Ukraine and the current escalating Israel-Hamas conflict, which have led to disruption, instability and volatility in global markets and industries), terrorist activities and other factors; changes in interest rate levels and the cost and availability of financing; a weakening of local real estate conditions, such as an oversupply of, or a reduction in demand for, retail space or retail goods, and the availability and creditworthiness of current and prospective tenants; trends in the retail industry; seasonality; changes in perceptions by retailers or shoppers of the safety, convenience and attractiveness of a retail property; perceived changes in the convenience and quality of competing retail properties and other retailing options such as internet shopping or other strategies, such as using smartphones or other technologies to determine where to make and to assist in making purchases; the ability of our tenants to meet shoppers’ demands for quality, variety, and product availability, which may be impacted by supply chain disruptions; and changes in laws and regulations applicable to real property, including tax and zoning laws.
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
•a pandemic or other health crisis; and
•consequences of any armed conflict involving, or terrorist attack against, the United States.
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
•acquisitions or other investments acquired from programs sponsored or operated by affiliates of our manager, which might entitle affiliates of our manager to commissions and possible success-based sale fees in connection with its services for the seller;
•acquisitions from third parties, which entitle our manager to advisory fees;
•dispositions, which may entitle our manager or its affiliates to disposition fees;
•borrowings to acquire assets, which borrowings will increase the acquisition and advisory fees payable to our manager; and
•how and when to recommend to our Board a proposed strategy to provide our stockholders with liquidity, which proposed strategy, if implemented, could entitle our manager to the payment of significant fees.
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
CMFT Securities was formed for the purpose of holding any investment securities of ours. CMFT Securities has engaged our Investment Advisor to manage the day-to-day business affairs of CMFT Securities and its investments in corporate credit and real estate-related securities. Our Investment Advisor engaged its sub-advisor to provide investment management services with respect to corporate credit-related securities held by CMFT Securities. Our Investment Advisor and its sub-advisor have, and will continue to have, substantial discretion, within our investment guidelines, to make decisions related to the acquisition, management and disposition of our investment securities. If our Investment Advisor and its sub-advisor do not succeed in implementing the investment securities portion of our investment strategy, our performance may suffer. In addition, even though CMFT Securities has the ability to terminate our Investment Advisor at any time and therefore also terminate the sub-advisor, a termination fee may be required to be paid in connection with such termination and it may be difficult and costly to terminate and replace our Investment Advisor and the sub-advisor.
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
Other programs sponsored by affiliates of our manager, as well as CIM and certain of its affiliates, use investment strategies that are similar to ours; therefore, our executive officers and the officers and key personnel of our manager and its affiliates may face conflicts of interest relating to transactions that may be competitive with, or complementary to, our business, and such conflicts may not be resolved in our favor.
CIM and its affiliates may have investment objectives, strategy and criteria, including targeted asset types, substantially similar to ours. As a result, we may be seeking to acquire properties and real estate-related assets, including mortgage loans, at the same time as CIM or its affiliates, or one or more of the other programs sponsored by our manager or its affiliates. Certain of our executive officers and certain officers of our manager also are executive officers of CIM or its affiliates and other programs sponsored by our manager or its affiliates, and/or the general partners of other private investment programs sponsored or managed by CIM or its affiliates. Accordingly, there is a risk that the allocation of acquisition opportunities could materially and adversely affect our business, financial condition, results of operations, cash flows, our estimated per share NAV of our common stock and our ability to satisfy our debt obligations and to make distributions to our stockholders.
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
Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new acquisition opportunities, management time and operational expertise among us and the other entities, (2) our purchase of assets from, or sale of assets to, affiliated entities, (3) the timing and terms of the acquisition or sale of an asset, (4) development of our properties by affiliates, (5) investments with affiliates of our manager, (6) compensation to our manager and its affiliates, and (7) our relationship with, and compensation to, our dealer manager. Even if these persons do not violate their duties to us and our stockholders, they will have competing demands on their time and resources and may have conflicts of interest in allocating their time and resources among us and these other entities and persons. Should such persons devote insufficient time or resources to our business, returns on our investments may suffer.
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
We may enter into joint ventures or co-ownership arrangements (including co-investment transactions) with CIM or its affiliates, or another program sponsored or operated by CIM for the acquisition, development or improvement of properties, as well as the acquisition of real estate-related assets. Since one or more of the officers of our manager are officers of CIM or its affiliates, including CIM and/or the advisors to other programs sponsored by CIM, our manager may face conflicts of interest in determining which real estate program should enter into any particular joint venture or co-ownership arrangement. These persons also may have a conflict in structuring the terms of the relationship between us and any affiliated co-venturer or co-owner, as well as conflicts of interests in managing the joint venture, which may result in the co-venturer or co-owner receiving benefits greater than the benefits that we receive.
In the event we enter into joint venture or other co-ownership arrangements with CIM or its affiliates, or another program sponsored by CIM, our manager and its affiliates may have a conflict of interest when determining when and whether to buy or sell a particular property, or to make or dispose of another real estate-related asset. In addition, if we become listed for trading on a national securities exchange, we may develop more divergent goals and objectives from any affiliated co-venturer or co-owner that is not listed for trading. In the event we enter into a joint venture or other co-ownership arrangement with another real estate program sponsored by CIM or its affiliates, or another real estate investment program sponsored by CIM that has a term shorter than ours, the joint venture may be required to sell its assets earlier than we may desire to sell the assets. Even if the terms of any joint venture or other co-ownership agreement between us and CIM or its affiliates, or another real estate program sponsored by CIM grants us the right of first refusal to buy such assets, we may not have sufficient funds or borrowing capacity to exercise our right of first refusal under these circumstances. We have adopted certain procedures for dealing with potential conflicts of interest as further described in Part I, Item 1. Business — Conflicts of Interest in this Annual Report on Form 10-K.
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

If we are unable to qualify for an exclusion from the definition of an investment company under the Investment Company Act, it could have a material adverse effect on us.
Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities, which for these purposes includes loans and participation interests therein. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis.
We intend to conduct our operations, and the operations of our operating partnership and any other subsidiaries, so as to qualify for the exclusion from the definition of an investment company provided by Section 3(c)(5)(C) of the Investment Company Act. Section 3(c)(5)(C) excludes from the definition of an investment company entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (“Qualifying Interests”). As reflected in a series of no-action letters, the SEC staff’s position on Section 3(c)(5)(C) generally requires that in order to qualify for this exclusion, an issuer must maintain:
•at least 55% of the value of its assets in Qualifying Interests,
•at least an additional 25% of its assets in other permitted real estate-related interests (reduced by any amount the issuer held in excess of the 55% minimum requirement for Qualifying Interests), and
•no more than 20% of its assets in other than Qualifying Interests and real estate-related assets, and also that the interests in real estate meet other criteria described in such no-action letters.
We will classify our assets for purposes of our 3(c)(5)(C) exemption based upon the no-action positions taken by the SEC staff and interpretive guidance provided by the SEC and its staff. These no-action positions are based on specific factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than 20 years ago. No assurance can be given that the SEC or its staff will concur with our classification of our assets. In addition, the SEC or its staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of the Investment Company Act. If we are required to re-classify our assets, we may no longer be in compliance with the exemption from the definition of an investment company provided by Section 3(c)(5)(C) of the Investment Company Act.
Qualifying for an exemption from registration under the Investment Company Act will limit our ability to make certain investments. For example, these restrictions may limit our and our subsidiaries’ ability to invest directly in mortgage-backed securities that represent less than the entire ownership in a pool of mortgage loans, debt and equity tranches of securitizations and certain asset-backed securities, non-controlling equity interests in real estate companies or in assets not related to real estate.
Although we intend to monitor our portfolio, there can be no assurance that we will be able to maintain this exemption from registration. A change in the value of any of our assets could negatively affect our ability to maintain our exemption from regulation under the Investment Company Act. To maintain compliance with the Section 3(c)(5)(C) exemption, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional assets that we might not otherwise have acquired or may have to forego opportunities to acquire assets that we would otherwise want to acquire and would be important to our investment strategy.
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
The Board determines any major policies of ours, including our policies regarding investments, financing, growth, debt capitalization, REIT qualification and distributions. Our investment policies may change over time. The methods of implementing our investment objectives and strategies also may vary as new real estate development trends emerge and new investment techniques are developed. The Board may amend or revise these and other policies without a vote of our stockholders. As a result, the nature of our stockholders’ investment could change without their consent.
Our stockholders generally have limited voting rights.
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
Although there are expectations that the Federal Reserve will begin reducing the federal funds rate in 2024, these expectations might not materialize and the Federal Reserve may instead continue to raise interest rates in 2024 to combat inflation. If interest rates remain at an elevated level because of the Federal Reserve’s attempt to combat inflation, it could hinder our ability to obtain new debt financing or refinance our maturing debt on favorable terms or at all or to raise debt and equity capital. Our access to capital will depend upon a number of factors, including:
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
We have incurred indebtedness, and in the future may incur additional indebtedness, that bears interest at a variable rate. The Federal Reserve raised the federal funds rate a total of four times during 2023 and although there are expectations that the Federal Reserve will begin reducing the federal funds rate in 2024, these expectations might not materialize. Should the Federal Reserve continue to raise rates in the future, this will likely result in further increases in market interest rates. To the extent that we incur variable rate debt and do not hedge our exposure thereunder, increases in interest rates would increase the amounts payable under such indebtedness, which could reduce our operating cash flows and our ability to pay distributions to our stockholders. In addition, if our existing indebtedness matures or otherwise becomes payable during a period of rising interest rates, we could be required to liquidate one or more of our assets at times that may prevent realization of the maximum return on such assets.
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
U.S. Federal Income and Other Tax Risks
Failure to maintain our qualification as a REIT for U.S. federal income tax purposes would cause us to be taxed as a regular domestic corporation, which would adversely affect our operations and our ability to make distributions.
We are currently taxed as a REIT under the Code. We believe that our current and proposed organization, ownership and method of operation will enable us to maintain our qualification and taxation as a REIT. However, we cannot assure you that we will continue to qualify as such. This is because qualification as a REIT involves the application of highly technical and complex provisions of the Code as to which there are only limited judicial and administrative interpretations and involves the determination of facts and circumstances not entirely within our control. Furthermore, new legislation, new regulations, administrative interpretations or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT.
If we fail to qualify, or to remain qualified, as a REIT in any taxable year, then:
•we would be taxed as a regular domestic corporation, which under current laws, among other things, means being unable to deduct distributions to stockholders in computing taxable income and being subject to federal income tax on our taxable income at the regular corporate income tax rate;
•any resulting tax liability could be substantial and could have a material adverse effect on our book value;

•unless we were entitled to relief under applicable statutory provisions, we would be required to pay taxes, and therefore, our cash available for distribution to stockholders would be reduced for each of the years during which we did not qualify as a REIT and for which we had taxable income; and
•we generally would not be eligible to requalify as a REIT for the subsequent four full taxable years.
We could be subject to a material tax liability if our sales of properties during 2023 are treated as prohibited transactions.
The Code imposes a tax of 100% on net income derived by a REIT from a prohibited transaction, which is generally a sale or other disposition of property held primarily for sale in the ordinary course of a trade or business. Any losses incurred on prohibited transactions may not be used to offset gains from prohibited transactions. The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% tax (the “Safe Harbor”). In general, under the Safe Harbor, a sale of property will not be treated as a sale of dealer property subject to the 100% tax if: (a) the REIT held the property for not less than two years, (b) the aggregate expenditures made by the REIT during the two years preceding the date of sale that are includable in the basis of the property do not exceed 30% of the net selling price, (c) in the case of land or improvements, the REIT has held the property for not less than two years for production of rental income, and (d) one of the following is true: (1) during the taxable year the REIT does not make more than seven sales of property, (2) the aggregate adjusted bases of properties sold during the year does not exceed 10% of the aggregate bases of all of the properties of the REIT at the beginning of the year, (3) the fair market value of properties sold during the year does not exceed 10% of the fair market value of all of the properties of the REIT at the beginning of the year, (4) the aggregate adjusted bases of properties sold during the year does not exceed 20% of the aggregate bases of all of the properties of the REIT at the beginning of the year, provided that the “3-year average adjusted bases percentage” for the taxable year does not exceed 10%, or (5) the fair market value of properties sold during the year does not exceed 20% of the fair market value of all of the properties of the REIT at the beginning of the year, provided that the “3-year average fair market value percentage” for the taxable year does not exceed 10%.
During the year ended December 31, 2023, we sold a total of 188 properties (the “2023 Sales”), which, excluding assets sold for a loss, resulted in a tax gain of approximately $272.3 million. The sales did not qualify under the Safe Harbor because there were more than seven sales during the year ended December 31, 2023 and the total value and basis of the assets sold exceeded the 10% threshold for the year ended December 31, 2023 and also the 20% limitation with respect to the three-year average, as discussed above. However, failing to satisfy the Safe Harbor in connection with a particular sale does not necessarily mean that the sale will conclusively be treated as a prohibited transaction. Rather, a sale will be treated as a prohibited transaction only if all of the facts and circumstances establish that the property is held for sale to customers in the ordinary course of business. While we believe that the facts and circumstances establish that the 2023 Sales should not be treated as a prohibited transaction, there can be no assurances that the IRS will agree with that assessment. If the IRS successfully asserts that the 2023 Sales are prohibited transactions, the resulting tax liability of approximately $272.3 million would substantially reduce the amount of cash available for distribution to stockholders.
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
If our stockholders participate in our DRIP, they will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock that does not represent a return of capital. In addition, our stockholders may be treated, for U.S. federal tax purposes, as having received an additional distribution to the extent the shares are purchased at a discount from fair market value. Such an additional deemed distribution could cause our stockholders to be subject to additional income tax liability. Unless our stockholders are a tax-exempt entity, they may be forced to use funds from other sources to pay their tax liability arising as a result of the distributions reinvested in our shares.

Generally, ordinary dividends payable by REITs do not qualify for reduced U.S. federal income tax rates.
Currently, the maximum tax rate applicable to qualified dividend income payable to certain non-corporate U.S. shareholders is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rate. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the shares of common stock of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. However, commencing with taxable years beginning on or after January 1, 2018 and continuing through 2025, individual taxpayers may be entitled to claim a deduction in determining their taxable income of 20% of ordinary REIT dividends (dividends other than capital gain dividends and dividends attributable to certain qualified dividend income received by us), which temporarily reduces the effective tax rate on such dividends. Stockholders are urged to consult with their tax advisors regarding the effect of this change on effective tax rates with respect to REIT dividends.
We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the value of our common stock.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure our stockholders that any such changes will not adversely affect our taxation and our ability to continue to qualify as a REIT, or the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Although REITs generally receive certain tax advantages compared to entities taxed as regular domestic corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter provides our Board with the power, under certain circumstances, to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that changes to U.S. federal income tax laws and regulations or other considerations mean it is no longer in our best interest to qualify as a REIT. According to publicly released statements, a top legislative priority of President Biden’s administration and of Democrats in the Senate and the House of Representatives is significant tax increases and various other changes to U.S. tax rules. It is unclear whether any legislation will be enacted into law or, if enacted, what form it would take, and it is also unclear whether there could be regulatory or administrative action that could affect U.S. tax rules. The impact of tax reform and any potential tax changes on an investment in our shares is uncertain.
In addition, the Tax Cuts and Jobs Act made significant changes to the U.S. federal income tax rules for taxation of individuals and businesses, generally effective for taxable years beginning after December 31, 2017, including a number of provisions of the Code that affect the taxation of REITs and their stockholders. Among the changes made by the Tax Cuts and Jobs Act are permanently reducing the generally applicable corporate tax rate, generally reducing the tax rate applicable to individuals and other noncorporate taxpayers for tax years beginning after December 31, 2017 and before January 1, 2026, eliminating or modifying certain previously allowed deductions (including substantially limiting interest deductibility and, for individuals, the deduction for non-business state and local taxes), and, for taxable years beginning after December 31, 2017 and before January 1, 2026, providing for preferential rates of taxation through a deduction of up to 20% (subject to certain limitations) on most ordinary REIT dividends and certain trade or business income of non-corporate taxpayers. The Tax Cuts and Jobs Act also imposes new limitations on the deduction of net operating losses and requires us to recognize income for tax purposes no later than when we take it into account on our financial statements, which may result in us having to make additional taxable distributions to our stockholders in order to comply with REIT distribution requirements or avoid taxes on retained income and gains. The Tax Cuts and Jobs Act also made numerous large and small changes to the tax rules that do not affect the REIT qualification rules directly but may otherwise affect us or our stockholders. While the changes in the Tax Cuts and Jobs Act generally appear to be favorable with respect to REITs, the extensive changes to non-REIT provisions in the Code may have unanticipated effects on us or our stockholders. In addition, the Coronavirus Aid, Relief, and Economic Security Act made technical corrections, or temporary modifications, to certain provisions of the Tax Cuts and Jobs Act. Additional changes to tax laws were enacted as part of the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”). Many of the material provisions of the Inflation Reduction Act exempt REITs.
We urge our stockholders to consult with their own tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on holding our common stock.
We may incur tax liabilities that would reduce our cash available for distribution to our stockholders.
Even if we maintain our status as a REIT, we may become subject to U.S. federal income taxes and related state and local taxes. For example, as discussed above, net income from the sale of properties that are “dealer” properties sold by a REIT (a

“prohibited transaction” under the Code) will be subject to a 100% excise tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail a gross income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect) we would be subject to tax on the income that does not meet the gross income test requirements. We also may decide to retain net capital gain we earn from the sale or other disposition of our investments and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also may be subject to state and local taxes on our income or property, including franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of our operating partnership or at the level of the other entities through which we indirectly own our assets, such as our taxable REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to our stockholders.
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
To maintain our REIT status, we may have to borrow funds on a short-term basis during unfavorable market conditions.
In order to maintain our qualification as a REIT, we generally must distribute annually to our stockholders a minimum of 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the dividends-paid deduction and excluding net capital gains. We will be subject to regular corporate income taxes on any undistributed REIT taxable income each year. Additionally, we will be subject to a 4% nondeductible excise tax on any amount by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years. Payments we make to our stockholders under our share redemption program will not be taken into account for purposes of these distribution requirements. If we do not have sufficient cash to make distributions necessary to preserve our REIT status for any year or to avoid taxation, we may be forced to borrow funds or sell assets even if the market conditions at that time are not favorable for these borrowings or sales. These options could increase our costs or reduce our equity.
Compliance with REIT requirements may cause us to forego otherwise attractive opportunities, which may hinder or delay our ability to meet our investment objectives and reduce our stockholders’ overall return.
To maintain our qualification as a REIT, we are required at all times to satisfy tests relating to, among other things, the sources of our income, the nature and diversification of our assets, the ownership of our shares of common stock and the amounts we distribute to our stockholders. Compliance with the REIT requirements may impair our ability to operate solely on the basis of maximizing profits. For example, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution.
Compliance with REIT requirements may force us to liquidate or restructure otherwise attractive investments.
To maintain our qualification as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than qualified real estate assets and government securities) generally cannot include more than 10% of the voting securities (other than securities that qualify for the straight debt safe harbor) of any one issuer or more than 10% of the value of the outstanding securities of more than any one issuer unless we and such issuer jointly elect for such issuer to be treated as a “taxable REIT subsidiary” under the Code (“TRS”). Debt will generally meet the “straight debt” safe harbor if the debt is a written unconditional promise to pay on demand or on a specified date a certain sum of money, the debt is not convertible, directly or indirectly, into shares of common stock, and the interest rate and the interest payment dates of the debt are not contingent on the profits, the borrower’s discretion, or similar factors. Additionally, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our assets may be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions in order to avoid losing our REIT qualification and suffering adverse tax consequences. In order to satisfy these requirements and maintain our qualification as a REIT, we may be forced to liquidate assets from our portfolio or not make otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
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
The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.
We have invested and may continue to invest in mezzanine loans, for which the IRS has provided a safe harbor, but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. We may acquire mezzanine loans that do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, we could fail to qualify as a REIT.
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
Non-U.S. stockholders may be subject to U.S. federal tax upon their disposition of our common stock or upon their receipt of certain distributions from us.
In addition to any potential withholding tax on ordinary dividends, a non-U.S. stockholder, other than a “qualified shareholder” or a “qualified foreign pension fund,” that disposes of a “U.S. real property interest” (“USRPI”) (which includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs), is generally subject to U.S. federal income tax under the Foreign Investment in Real Property Tax Act of 1980, as amended (“FIRPTA”), on the amount received from such disposition. Such tax does not apply, however, to the disposition of stock in a REIT that is “domestically controlled.” Generally, a REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure you that we will continue to qualify as a domestically controlled REIT. If we were to fail to so maintain our qualification, amounts received by a non-U.S. stockholder on certain dispositions of our common stock (including a repurchase) would be subject to tax under FIRPTA, unless (i) our shares of common stock were regularly traded on an established securities market and (ii) the non-U.S. stockholder did not, at any time during a specified testing period, hold more than 10% of our common stock.

A non-U.S. holder other than a “qualified shareholder” or a “qualified foreign pension fund,” that receives a distribution from a REIT that is attributable to gains from the disposition of a USRPI as described above, including in connection with a redemption of our common stock, is generally subject to U.S. federal income tax under FIRPTA to the extent such distribution is attributable to gains from such disposition, regardless of whether the difference between the fair market value and the tax basis of the USRPI giving rise to such gains is attributable to periods prior to or during such non-U.S. holder’s ownership of our common stock. In addition, a redemption of our common stock may be subject to withholding as an ordinary dividend.
We seek to act in the best interests of the Company as a whole and not in consideration of the particular tax consequences to any specific holder of our shares of common stock. Potential non-U.S. stockholders should inform themselves as to the U.S. tax consequences, and the tax consequences within the countries of their citizenship, residence, domicile, and place of business, with respect to the purchase, ownership and disposition of our common stock.
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
•whether their investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Code;
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
•whether their investment will cause our assets to be treated as “plan assets” of the Benefit Plan or IRA; and
•whether the investment will not constitute a non-exempt prohibited transaction under Title I of ERISA or Section 4975 of the Code.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
The Company’s Cybersecurity Risk Management Approach
The Company utilizes and relies on CIM Group for its IT and IT administration. CIM Group’s cybersecurity strategy prioritizes detection, analysis and response to known, anticipated or unexpected threats, effective management of security risks and resiliency against incidents. CIM Group’s cybersecurity risk management policies and procedures include, among other things: enterprise-wide hardware and software management and security controls; employee training; security assessments;

penetration testing; security audits and ongoing risk assessments; due diligence on, and monitoring and oversight of, key third-party providers; vulnerability management; and management oversight to assess, identify and manage material risks from cybersecurity threats. CIM Group’s controls leverage the National Institute of Standards and Technology Cyber Security Framework. CIM Group also utilizes industry and government associations, the results from regular internal and third-party audits and other similar resources to inform its cybersecurity processes and to allocate resources.
In addition, all CIM Group employees receive mandatory training on cybersecurity matters at such employee’s new hire and annually thereafter, periodic training and information updates that address new cybersecurity threats and trends, and quarterly “phishing” and social engineering testing to evaluate the effectiveness of the cybersecurity training program and raise employee awareness of cybersecurity threats.
In 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents.
For further discussion of cybersecurity risks, see “Item 1A. Risk Factors—Risk Related to Our Company - Cybersecurity risks and cyber incidents may adversely affect our business in the event we or our manager, our transfer agent or any other party that provides us with essential services experiences cyber incidents.”
Management Oversight of Cybersecurity Risk Management
CIM Group’s internal processes require escalation of material cybersecurity risks to its management and its Cybersecurity Committee (the “Committee”) for evaluation. The Committee consists of CIM Group’s Chief Technology Officer (the “CTO”), CIM Group’s Chief Compliance Officer (the “CCO”) as well as representatives from CIM Group’s operations, compliance and accounting departments. The Committee is responsible for CIM Group’s cybersecurity policy and overseeing the activities of CIM Group’s cybersecurity practices, including assessing CIM Group’s risks and controls. The Committee is chaired by the CTO who has more than 30 years’ experience in the fields of information technology, cybersecurity and adjacent roles, including serving on cybersecurity advisory councils. In addition, members of the Committee have relevant industry experience in enterprise risk management and compliance. The team responsible for developing and implementing our cybersecurity program collectively holds an MS in Cybersecurity and Information Assurance and has multiple cybersecurity certifications, including CRISC, CISM, CISA, NCSP-NIST, CISSP, CASP+, CySA+ and Security+.
The Committee has established a Cybersecurity Subcommittee (the “Subcommittee”). The Subcommittee consists of, among others, the CCO, the CTO, the chief financial officers of public companies that are subject to the SEC’s cybersecurity rule adopted in 2023 and are managed by CIM Group, including our Chief Financial Officer. The Subcommittee is tasked with assisting CIM Group-managed public companies (that are subject to the SEC’s cybersecurity rule adopted in 2023), including us, in complying with such cybersecurity rule.
The Committee and Subcommittee each conduct both regular quarterly and as-needed meetings throughout the year during which members of the CIM Group’s IT department provide updates and report on meaningful cybersecurity risks, threats, incidents and vulnerabilities in accordance with the Committee’s and the Subcommittee’s respective reporting frameworks, as well as related priorities, mitigation and remediation activities, financial and employee resource levels, regulatory compliance, technology trends and third-party provider risks. To help inform this reporting framework, CIM Group maintains incident response plans and other policies and procedures designed to respond to, mitigate and remediate cybersecurity incidents based on the potential impact to CIM Group’s business, IT systems, network or data, including data held by third parties, or to the IT or other critical services provided by third-party vendors and service providers.
CIM Group’s personnel responsible for cybersecurity policy is comprised of individuals with either formal education and degrees in IT or cybersecurity, or with experience working in IT and cybersecurity, including relevant industry experience in security related industries.
We believe that the processes, policies and procedures established by the Committee and the Subcommittee provide guidance for consistent and effective incident handling and response and set standards for internal notifications and escalations, as well as external notification considerations with respect to a cybersecurity event or incident requiring disclosure or notification in accordance with applicable laws.
Board of Directors Oversight of Cybersecurity Risk Management
The Audit Committee of our Board has oversight of our cybersecurity risks. The Audit Committee receives quarterly updates from CIM Group with respect to the effectiveness of its cyber readiness and cybersecurity program. This oversight includes briefing and a report by the CTO or CIM Group’s Head of Operations, as well as a discussion of any cybersecurity breaches detected by CIM Group and a summary of, among other things, the current cybersecurity threat landscape, defensibility measures implemented by CIM Group, the health of CIM Group’s information security system, effectiveness of CIM Group’s cybersecurity controls and recoverability and business continuity testing. Pursuant to the Company’s cybersecurity policy, the Audit Committee will be promptly notified of any material cybersecurity incident required to be disclosed under Item 105 of Regulation S-K and shall oversee the Company’s response to such matter.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
As of March 18, 2024, we had approximately 437.3 million shares of common stock outstanding, held by a total of 74,566 stockholders of record. The number of stockholders is based on the records of SS&C GIDS, Inc., which serves as our registrar and transfer agent.
There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Unless and until our shares are listed on a national securities exchange, we do not expect that a public market for the shares will develop. Pursuant to the DRIP Offerings, we issue shares of our common stock at the most recently disclosed estimated per share NAV as determined by our Board. As of December 31, 2023, the estimated per share NAV was $6.31 per share, which was established on November 9, 2023 using a valuation date of September 30, 2023. Subsequent to December 31, 2023, the Board established an updated per share NAV of our common stock on February 29, 2024, using a valuation date of January 31, 2024, of $6.09 per share.
To assist fiduciaries of tax-qualified pension, stock bonus or profit-sharing plans, employee benefit plans and annuities described in Section 403(a) or (b) of the Code or an individual retirement account or annuity described in Section 408 of the Code subject to the annual reporting requirements of ERISA and IRA trustees or custodians in preparation of reports relating to an investment in the shares, we will publicly disclose and provide reports, as requested, of the per share estimated value of our common stock to those fiduciaries who request such reports. Furthermore, in order for FINRA members and their associated persons to participate in the Initial Offering, we are required pursuant to FINRA Rule 5110 to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, pursuant to FINRA Rule 2231, we are required to publish an updated estimated per share NAV on at least an annual basis. The Board will make decisions regarding the valuation methodology to be employed, who will perform valuations of our assets and the frequency of such valuations; provided, however, that the determination of the estimated per share NAV must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert and must be derived from a methodology that conforms to standard industry practice. The Board established an updated estimated per share NAV effective on March 1, 2024 of $6.09 per share using a valuation date of January 31, 2024, using a methodology that conformed to standard industry practice. However, as set forth above, there is no public trading market for the shares at this time and stockholders may not receive $6.09 per share if a market did exist. We have not made any adjustments to the valuation of our estimated per share NAV for the impact of other transactions occurring subsequent to February 29, 2024.
In determining the estimated per share NAV as of January 31, 2024, our Board considered information and analysis, including valuation materials that were provided by our independent valuation expert, information provided by CMFT Management, and the estimated per share NAV recommendation made by the audit committee of our Board, which committee is comprised entirely of independent directors. See our Current Report on Form 8-K, filed with the SEC on March 1, 2024, for additional information regarding our independent valuation expert and its valuation materials.
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
The per share redemption price (other than for shares purchased pursuant to our DRIP and as provided below for redemptions due to a stockholder’s death) depends on the length of time the stockholder has held such shares as follows: after two years from the purchase date, 97.5% of the most recently determined estimated per share NAV; and after three years from the purchase date, 100% of the most recently determined estimated per share NAV. The redemption price for shares purchased pursuant to our DRIP will be 100% of the most recently determined estimated per share NAV. The estimated per share NAV for purposes of our share redemption program as of December 31, 2023 was $6.31 per share, which estimated per share NAV was determined by our Board on November 9, 2023 using a valuation date of September 30, 2023. Subsequent to December 31, 2023, the Board established an updated estimated per share NAV of our common stock on February 29, 2024, using a valuation date of January 31, 2024, of $6.09 per share. As a result of our Board’s determination of an updated estimated per share NAV of our shares of common stock on February 29, 2024, the estimated per share NAV of $6.09 as of January 31, 2024 will serve as the most recent estimated per share NAV for purposes of the share redemption program, effective March 1, 2024 until such time as the Board determines a new estimated per share NAV.
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
We will determine whether we have sufficient funds and/or shares available as soon as practicable after the end of each fiscal quarter, but in any event prior to the applicable payment date. If we cannot purchase all shares presented for redemption in any fiscal quarter, based upon insufficient cash available from DRIP and/or the limit on the number of shares we may redeem during any quarter or year, we will give priority to the redemption of deceased stockholders’ shares and stockholders with exigent circumstances, as determined in our sole discretion and accompanied by such evidentiary documentation as we may request. While the shares of deceased stockholders and stockholders determined to have exigent circumstances will be included in calculating the maximum number of shares that may be redeemed in any annual or quarterly period, they will not be subject to the annual or quarterly percentage caps; therefore, if the volume of requests to redeem deceased stockholders’ shares in a particular quarter were large enough to cause the annual or quarterly percentage caps to be exceeded, even if no other redemption requests were processed, the redemptions of deceased stockholders’ shares would be completed in full, assuming sufficient proceeds from the sale of shares under our DRIP, net of shares redeemed to date, were available. If sufficient proceeds from the sale of shares under our DRIP, net of shares redeemed to date, are not available to pay all such redemptions in full, the requests to redeem shares of deceased stockholders and, effective as of April 1, 2023, stockholders determined to have exigent circumstances, will be honored on a pro rata basis. We next will give priority to requests for full redemption of accounts with a balance of 250 shares or less at the time we receive the request, in order to reduce the expense of maintaining small accounts. Thereafter, we will honor the remaining redemption requests on a pro rata basis. Following such quarterly redemption period, if a stockholder would like to resubmit the unsatisfied portion of the prior request for redemption, such stockholder must submit a new request for redemption of such shares prior to the last day of the new quarter. Unfulfilled requests for redemption will not be carried over automatically to subsequent redemption periods.
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
During the year ended December 31, 2023, we received valid redemption requests under our share redemption program totaling approximately 110.2 million shares, of which we redeemed approximately 5.2 million shares as of December 31, 2023 for $33.9 million (at an average redemption price of $6.57 per share) and approximately 1.7 million shares subsequent to December 31, 2023 for $11.0 million (at an average redemption price of $6.31 per share). The remaining redemption requests relating to approximately 103.3 million shares went unfulfilled. During the year ended December 31, 2022, we received valid redemption requests under our share redemption program totaling approximately 99.2 million shares, of which we redeemed approximately 4.1 million shares as of December 31, 2022 for $29.7 million (at an average redemption price of $7.20 per share) and approximately 1.6 million shares subsequent to December 31, 2022 for $10.5 million (at an average redemption price of $6.57 per share). The remaining redemption requests relating to approximately 93.5 million shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program set forth above. We funded such redemptions with proceeds from our DRIP Offerings and available borrowings. During the years ended December 31, 2023 and 2022, we issued approximately 6.5 million and 5.4 million shares of common stock, respectively, under the DRIP Offerings, for proceeds of $42.9 million and $38.9 million, respectively, which were recorded as redeemable common stock on the consolidated balance sheets, net of any redemptions paid.

In general, we redeem shares on a quarterly basis. During the three-month period ended December 31, 2023, we redeemed shares, including those redeemable due to a stockholder’s death, as follows:

Period (1)	Total Number of Shares Redeemed	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2023 - October 31, 2023	8,627	$6.57		8,627	(3)
November 1, 2023 - November 30, 2023	1,677,574	$6.57		1,677,574	(3)
December 1, 2023 - December 31, 2023	60,307	$6.58	(2)	60,307	(3)
Total	1,746,508			1,746,508
 ____________________________________
(1)Redemptions are included in the month of payment, which is made one business day following the trade date.
(2)Includes a prior period redemption.
(3)A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
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
For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nondividend distributions. To the extent that we make a distribution in excess of our current or accumulated earnings and profits, the distribution will be a nontaxable return of capital, reducing the tax basis in each U.S. stockholder’s shares. In addition, the amount of distributions in excess of U.S. stockholders’ tax basis in their shares will be taxable as a capital gain realized from the sale of those shares. See Note 16 — Income Taxes to our consolidated financial statements in this Annual Report on Form 10-K for the character of the distributions paid during the years ended December 31, 2023, 2022 and 2021.
The following table shows the distributions declared on a per share basis during the years ended December 31, 2023, 2022 and 2021 (in thousands, except per share data):

Year Ending December 31,	Total Distributions Declared	Distributions Declared per Common Share

2023	$185,916	$0.425
2022	$164,526	$0.376
2021	$134,045	$0.364
ITEM 6.    RESERVED
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our accompanying consolidated financial statements and notes thereto. See also the Cautionary Note Regarding Forward-Looking Statements section preceding Part I of this Annual Report on Form 10-K. For a comparison of the years ended December 31, 2022 and 2021, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Overview
We are a non-traded REIT that seeks to attain attractive risk-adjusted returns and create long term value for our stockholders by investing in a diversified portfolio of senior secured mortgage loans, creditworthy long-term net-leased property investments and other senior loan and liquid credit investments. Our investment strategy allows us to adapt over time in order to respond to evolving market conditions and to capitalize on investment opportunities that may arise at different points in the economic and real estate investment cycle. Subject to market conditions, we expect to pursue a listing of our common stock on a national securities exchange at such time as our Board determines that such a listing would be in the best interests of our stockholders, though we can provide no assurance that a listing will happen in a particular timeframe or at all.
We were formed on July 27, 2010, and we elected to be taxed, and conduct our operations to qualify, as a REIT for U.S. federal income tax purposes. We have no paid employees and are externally managed by CMFT Management and, with respect to investments in securities and certain other of our investments, our Investment Advisor, each of which is an affiliate of CIM Group, a vertically-integrated community-focused real estate and infrastructure owner, operator, lender and developer.
As of December 31, 2023, our loan portfolio consisted of 291 loans with a net book value of $4.3 billion, and investments in real estate-related securities of $519.7 million. The Company expects to conduct its commercial real estate lending business through CLR, a Maryland statutory trust and currently wholly owned subsidiary of the Company which we expect to be taxed as a REIT for U.S. federal income tax purposes. As of February 29, 2024, CLR holds a diversified portfolio of approximately $1.6 billion of the Company’s senior secured mortgage loans and commercial mortgage-backed securities.
As of December 31, 2023, we owned 192 properties, which consisted of 179 retail properties, eight office properties, and five industrial properties, representing 17 industry sectors and comprising approximately 6.2 million rentable square feet of commercial space located in 37 states, with a net book value of $1.1 billion. As of December 31, 2023, we owned condominium developments with a net book value of $87.6 million.
During the year ended December 31, 2023, we disposed of 188 properties encompassing 4.8 million gross rentable square feet, including the sale of 178 properties that closed pursuant to the Realty Income Purchase and Sale Agreement (as defined in Note 4 — Real Estate Assets to the consolidated financial statements in this Annual Report on Form 10-K) for total consideration of $861.0 million, as further discussed in Note 4 — Real Estate Assets to the consolidated financial statements in this Annual Report on Form 10-K.
Our operating results and cash flows are primarily influenced by interest income from our credit investments, rental and other property income from our commercial properties, interest expense on our indebtedness and credit investments and expenses. In general, our business model is such that rising interest rates will correlate to increases in our net income, while declining interest rates will correlate to decreases in our net income. As of December 31, 2023, 99.3% of our CMBS and loans held-for-investment by carrying value earned a floating rate of interest, indexed to Secured Overnight Financing Rate (“SOFR”), and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. CMFT Management reviews our investment portfolio and is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary. In addition, as 99.9% of our rentable square feet was under lease, including any month-to-month agreements, as of December 31, 2023, with a weighted average remaining lease term of 10.7 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our manager regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, any available credit rating agency reports on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If our manager identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
Recent Developments
Macroeconomic Environment
The year 2023 was characterized by continued volatility in global markets, driven by investor concerns over inflation, rising interest rates, slowing economic growth, political and regulatory uncertainty and geopolitical conditions. Events affecting financial institutions have contributed to instability in the banking sector and have also contributed to diminished liquidity and credit availability in the market broadly.

Continued inflation has caused the Federal Reserve to raise interest rates, and while the Federal Reserve has left interest rates unchanged since its July 26, 2023 meeting, interest rates are expected to remain at an elevated level in the near-term, which has created further uncertainty for the economy and for our borrowers and tenants. Although the majority of our business model is such that rising interest rates will, all else being equal, correlate to increases in our net income, increases in interest rates may adversely affect our existing borrowers, tenants and owned property values. Additionally, rising rates and increasing costs may dampen consumer spending and slow corporate profit growth, which may negatively impact the collateral underlying certain of our loans and the ability of our tenants to pay rent. While there is debate among economists as to whether such factors indicate that the U.S. will enter a recession, it remains difficult to predict the full impact of recent changes and any future changes in interest rates or inflation.
Operating Highlights and Key Performance Indicators
2023 Activity
Operating Results:
•Net income attributable to the Company of $28.1 million, or $0.06 per share.
•Declared aggregate distributions of $0.425 per share.
Credit Portfolio Activity:
•Invested $477.3 million in first mortgage loans.
•Invested $121.3 million in liquid corporate senior loans and sold liquid corporate senior loans for an aggregate gross sales price of $210.8 million.
•Invested $154.1 million in corporate senior loans.
•Received principal repayments on loans held-for-investment of $197.0 million.
•Invested $163.9 million in CMBS, received principal repayments on CMBS of $60.2 million and sold CMBS for an aggregate gross sales price of $77.4 million.
•Funded an additional $40.0 million in NP JV Holdings (as defined in Note 2 — Summary of Significant Accounting Policies to the consolidated financial statements in this Annual Report on Form 10-K).
Real Estate Portfolio Activity:
•Disposed of 188 properties for an aggregate sales price of $925.9 million.
•Disposed of 18 condominium units for an aggregate sales price of $51.2 million.
Financing Activity:
•Decreased total debt by $504.8 million.
•Entered into a new financing facility with Ally Bank (as defined in Note 10 — Repurchase Facilities, Notes Payable and Credit Facilities to the consolidated financial statements in this Annual Report on Form 10-K) that provides up to $300.0 million in financing, which may be increased to an aggregate principal amount up to $500.0 million, pursuant to the revolving loan and security agreement entered into.
•Paid down the $240.0 million outstanding balance under the CMFT Credit Facility (as defined below) and terminated the CMFT Credit Facility.
•Paid down the $121.9 million outstanding balance on the first lien mortgage loan with JP Morgan Chase (as defined below).
•Paid down the $43.1 million outstanding balance on the refinanced Assumed Variable Rate Debt (as defined in Note 10 — Repurchase Facilities, Notes Payable and Credit Facilities to the consolidated financial statements in this Annual Report on Form 10-K) and terminated the respective amended borrowing agreement.
•Increased the aggregate maximum financing amount under the repurchase facilities with Citibank, N.A. to $650.0 million.

Portfolio Information
The following table shows the carrying value of our portfolio by investment type as of December 31, 2023 and 2022 (dollar amounts in thousands):

	As of December 31,
	2023			2022
	Asset Count	Carrying Value		Asset Count	Carrying Value
Loan Held-For-Investment
First mortgage loans	33	$3,648,351	61.0%	29	$3,285,193	48.8%
Liquid corporate senior loans	237	537,990	9.0%	317	701,540	10.4%
Corporate senior loans	21	210,722	3.5%	4	57,165	0.8%
Less: Current expected credit losses		(132,598)	(2.2)%		(42,344)	(0.6)%
Total loans held-for-investment and related receivable, net	291	4,264,465	71.3%	350	4,001,554	59.4%
Real Estate-Related Securities
CMBS and equity security	23	555,522	9.3%	21	576,391	8.6%
Less: Current expected credit losses		(35,808)	(0.6)%		—	—%
Total real estate-related securities, net	23	519,714	8.7%	21	576,391	8.6%
Real Estate
Total real estate assets and intangible lease liabilities, net	192	1,195,276	20.0%	380	2,158,874	32.0%
Total Investment Portfolio	506	$5,979,455	100.0%	751	$6,736,819	100.0%
Credit Portfolio Information
The following table details overall statistics for our credit portfolio as of December 31, 2023 (dollar amounts in thousands):

	CRE Loans (1)(2)	Liquid Corporate Senior Loans	CMBS and Equity Security (2)		Corporate Senior Loans
Number of investments (3)	33	237	23		21
Principal balance	$3,669,116	$543,837	$671,861		$214,650
Net book value	$3,539,111	$518,252	$519,714		$207,102
Unfunded loan commitments	$241,708	$152	—		$30,592
Weighted-average interest rate (4)	8.7%	9.3%	9.2%		11.9%
Weighted-average maximum years to maturity	2.8	4.2	4.7	(5)	3.8
____________________________________
(1)As of December 31, 2023, 100% of our loans by principal balance earned a floating rate of interest indexed to SOFR.
(2)Maximum maturity date assumes all extension options are exercised by the borrowers and assumes all relevant conditions are met for such extensions; however, our loans and CMBS may be repaid prior to such date.
(3)Table does not include our investment in the Unconsolidated Joint Venture (as defined in Note 2 — Summary of Significant Accounting Policies — Investment in Unconsolidated Entities to the consolidated financial statements in this Annual Report on Form 10-K), which had a carrying value of $126.8 million as of December 31, 2023.
(4)The weighted-average interest rate for variable rate investments is based on the relevant floating benchmark plus a spread.
(5)Includes two tranches of a CMBS position held by the Company that did not mature as anticipated in December and therefore were in maturity default as of December 31, 2023.

As of December 31, 2023, our CRE loans had the following characteristics based on carrying values (dollar amounts in thousands):

Collateral Property Type	As of December 31, 2023
Office	$1,848,219	50.5%
Multifamily	1,171,128	32.1%
Industrial	344,772	9.5%
Hospitality	89,797	2.5%
Mixed Use	68,966	1.9%
Retail	64,747	1.8%
Self-Storage	60,722	1.7%
Total first mortgage loans	$3,648,351	100.0%
Less: current expected credit losses	(109,240)
Total first mortgage loans, net	$3,539,111

Geographic Location	As of December 31, 2023
South	$1,429,721	39.2%
West	1,126,178	30.9%
East	767,626	21.0%
Various	324,826	8.9%
Total first mortgage loans	$3,648,351	100.0%
Less: current expected credit losses	(109,240)
Total first mortgage loans, net	$3,539,111
Real Estate Portfolio Information
As of December 31, 2023, we owned 192 properties located in 37 states, the gross rentable square feet of which was 99.9% leased, including any month-to-month agreements, with a weighted average lease term remaining of 10.7 years. During the year ended December 31, 2023, we disposed of 188 properties for an aggregate gross sales price of $925.9 million. Additionally, during the year ended December 31, 2023, we sold 18 condominium units for an aggregate gross sales price of $51.2 million. During the years ended December 31, 2023 and 2022, the Company did not acquire any properties.
The following table shows the property statistics of our real estate assets as of December 31, 2023 and 2022:

	As of December 31,
	2023	2022
Number of commercial properties	192	380
Rentable square feet (in thousands) (1)	6,153	10,935
Percentage of rentable square feet leased	99.9%	99.2%
Percentage of investment-grade tenants (2)	33.8%	39.4%
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

The following table shows the tenant diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2023:

			2023	2023	Percentage of
	Total	Leased	Annualized	Annualized	2023
	Number	Square Feet	Rental Income	Rental Income	Annualized
Tenant	of Leases (1)	(in thousands) (2)	(in thousands)	per Square Foot (2)	Rental Income
CVS	33	421	$8,852	$21.03	10%
Cabela’s	1	403	7,198	17.86	8%
United Oil	2	38	6,508	171.26	7%
Lowe’s	8	1,073	6,321	5.89	7%
Walgreens	11	162	3,903	24.09	4%
Vanguard Group	1	137	3,675	26.82	4%
BJ’s Wholesale Club, Inc.	2	225	3,270	14.53	4%
Valvoline Oil Change	1	162	3,060	18.89	4%
Tractor Supply	11	213	2,892	13.58	3%
Bob Evans	2	76	2,826	37.18	3%
Other	65	3,234	41,459	12.82	46%
	137	6,144	$89,964	$14.64	100%
____________________________________
(1)     Includes leases which are master lease agreements.
(2)     Includes square feet of the buildings on land parcels subject to ground leases.
The following table shows the tenant industry diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2023:

			2023	2023	Percentage of
	Total	Leased	Annualized	Annualized	2023
	Number	Square Feet	Rental Income	Rental Income	Annualized
Industry	of Leases (1)	(in thousands) (2)	(in thousands)	per Square Foot (2)	Rental Income
Health and Personal Care Stores	44	584	$12,755	$21.84	14%
Manufacturing	7	1,009	10,320	10.23	12%
Sporting Goods, Hobby, and Musical Instrument Retailers	4	575	9,807	17.06	11%
Automotive Repair and Maintenance	9	312	7,603	24.37	8%
Gasoline Stations	5	52	7,272	139.85	8%
Warehouse Clubs, Supercenters, and Other General Merchandise Retailers	9	695	6,804	9.79	8%
Finance and Insurance	2	257	6,486	25.24	7%
Building Material and Supplies Dealers	8	1,073	6,321	5.89	7%
Grocery Stores	9	717	6,279	8.76	7%
Restaurants and Other Eating Places	10	108	4,313	39.94	5%
Other	30	762	12,004	15.75	13%
	137	6,144	$89,964	$14.64	100%
____________________________________
(1)     Includes leases which are master lease agreements.
(2)     Includes square feet of the buildings on land parcels subject to ground leases.

The following table shows the geographic diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2023:

			2023	2023	Percentage of
	Total	Rentable	Annualized	Annualized	2023
	Number of	Square Feet	Rental Income	Rental Income	Annualized
Location	Properties	(in thousands) (1)	(in thousands)	per Square Foot (1)	Rental Income
Ohio	20	1,243	$14,735	$11.85	16%
California	28	72	7,164	99.50	8%
Wisconsin	7	677	6,530	9.65	7%
Florida	9	607	5,991	9.87	7%
Texas	24	189	4,873	25.78	6%
Illinois	9	594	4,659	7.84	5%
Arizona	2	140	3,973	28.38	5%
Virginia	10	239	3,960	16.57	4%
Kentucky	3	188	3,632	19.32	4%
New Jersey	3	146	3,523	24.13	4%
Other	77	2,058	30,924	15.03	34%
	192	6,153	$89,964	$14.62	100%
____________________________________
(1)     Includes square feet of the buildings on land parcels subject to ground leases.
The following table shows the property type diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2023:

			2023	2023	Percentage of
	Total	Rentable	Annualized	Annualized	2023
	Number of	Square Feet	Rental Income	Rental Income	Annualized
Property Type	Properties	(in thousands) (1)	(in thousands)	per Square Foot (1)	Rental Income
Retail	179	4,266	$67,419	$15.80	75%
Office	8	1,025	18,069	17.63	20%
Industrial	5	862	4,476	5.19	5%
	192	6,153	$89,964	$14.62	100%
____________________________________
(1)     Includes square feet of the buildings on land parcels subject to ground leases.
Leases
Although there are variations in the specific terms of the leases of our properties, the following is a summary of the general structure of our current leases. Generally, the leases of the properties acquired provide for initial terms of ten or more years and provide the tenant with one or more multi-year renewal options, subject to generally the same terms and conditions as the initial lease term. Certain leases also provide that in the event we wish to sell the property subject to that lease, we first must offer the lessee the right to purchase the property on the same terms and conditions as any offer which we intend to accept for the sale of the property. The properties are generally leased under net leases pursuant to which the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance, while certain of the leases require us to maintain the roof, structure and parking areas of the building. Additionally, certain leases provide for increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume. The leases of the properties provide for annual rental payments (payable in monthly installments) ranging from $47,000 to $3.7 million (average of $471,000). Certain leases provide for limited increases in rent as a result of fixed increases or increases in the consumer price index.

The following table shows lease expirations of our real estate portfolio, as of December 31, 2023, during each of the next ten years and thereafter, assuming no exercise of renewal options:

			2023
	Total	Leased	Annualized	2023	Percentage of
	Number	Square Feet	Rental Income	Annualized	2023
	of Leases	Expiring	Expiring	Rental Income	Annualized
Year of Lease Expiration	Expiring (1)	(in thousands) (2)	(in thousands)	per Square Foot (2)	Rental Income
2024	4	174	$1,872	$10.76	2%
2025	1	60	998	16.63	1%
2026	2	296	3,333	11.26	4%
2027	3	420	5,067	12.06	6%
2028	—	—	—	—	—%
2029	2	145	2,188	15.09	2%
2030	5	86	1,491	17.34	2%
2031	10	815	6,011	7.38	7%
2032	11	449	8,588	19.13	9%
2033	12	588	8,533	14.51	9%
Thereafter	87	3,111	51,883	16.68	58%
	137	6,144	$89,964	$14.64	100%
____________________________________
(1)     Includes leases which are master lease agreements.
(2)     Includes square feet of the buildings on land parcels subject to ground leases.
The following table shows the economic metrics of our real estate assets as of and for the years ended December 31, 2023 and 2022:

	2023	2022
Economic Metrics
Weighted-average lease term (in years) (1)	10.7	10.6
Lease rollover (1)(2):
Annual average	2.5%	2.9%
Maximum for a single year	5.6%	3.4%
____________________________________
(1)Based on annualized rental income of our real estate portfolio as of December 31, 2023 and 2022.
(2)Through the end of the next five years as of the respective reporting date.
Results of Operations
Overview
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate in general, such as inflation and rising interest rates, that may reasonably be expected to have a material impact on our results from the acquisition, management and operation of properties and credit investments other than those listed in Part I, Item 1A. Risk Factors.
For a comparison of the years ended December 31, 2022 and 2021, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Our operating segments include Credit and Real Estate. Refer to Note 18 — Segment Reporting to our consolidated financial statements in this Annual Report on Form 10-K for further discussion of our operating segments.

The following table compares our summarized results of operations for the years ended December 31, 2023 and 2022 by operating segment (amounts in thousands):

	For the Year Ended December 31,
	2023	2022	Change
Revenues:
Credit Segment	$453,480	$238,757	$214,723
Real Estate Segment	115,056	213,001	(97,945)
Corporate	323	388	(65)
	568,859	452,146	116,713
Expenses:
Credit Segment	412,341	171,624	240,717
Real Estate Segment	105,874	176,207	(70,333)
Corporate	58,126	68,213	(10,087)
	576,341	416,044	160,297
Other (expense) income:
Credit Segment	(17,674)	(4,964)	(12,710)
Real Estate Segment	44,159	104,129	(59,970)
Corporate	9,083	8,599	484
	35,568	107,764	(72,196)
Net income	28,086	143,866	(115,780)
Net income allocated to non-controlling interest	8	66	(58)
Net income attributable to the Company	$28,078	$143,800	$(115,722)
Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022
Credit Segment
Revenues
The increase in our Credit segment revenues of $214.7 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was primarily due to increased average index rates during 2023, as well as an increase in the overall size of our investment portfolio. As of December 31, 2023, we held $4.8 billion in credit investments compared to $4.6 billion in credit investments as of December 31, 2022.
Expenses
Expenses for our Credit segment consist primarily of interest expense, increases (decreases) to our provision for credit losses, management fees, and general and administrative expenses. The increase in our Credit segment expenses of $240.7 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was primarily due to a $123.3 million increase in interest expense, net due to higher average index rates during 2023 and increased outstanding borrowings used to fund credit investments. The increase was further driven by a $104.8 million increase in the provision for credit losses, primarily due to the asset-specific credit loss provision of $64.6 million recognized on two of the Company’s first mortgage loan investments and the $35.8 million credit loss allowance related to a CMBS position that was recognized due to a decline in the underlying collateral value during the year ended December 31, 2023.
Other Expense
Other expense for our Credit segment consists of gain on investment in unconsolidated entities, unrealized gain (loss) on equity security, along with dividend income from our equity security. The increase in our Credit segment other expense of $12.7 million during the year ended December 31, 2023, as compared to the year ended December 31, 2022, was primarily due to a $35.4 million decrease in other (expense) income, net, $39.4 million of which was due to the realized loss on sale of CMBS. The increase in other expense was partially offset by a $4.8 million unrealized gain on equity security recognized during the year ended December 31, 2023, compared to a $15.1 million unrealized loss on equity security recognized during the year ended December 31, 2022, a $4.9 million increase in gain on investment in unconsolidated entities and a $3.6 million increase driven by increased dividend income on our equity security and increased interest income generated by short-term investments included in cash and cash equivalents on the consolidated balance sheet for the year ended December 31, 2023.
Real Estate Segment
Revenues
The decrease in our Real Estate segment revenues of $97.9 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was primarily due to the disposition of 188 properties subsequent to December 31, 2022 and the disposition of 134 properties during the year ended December 31, 2022. Refer to “Same Store Analysis” below for a further discussion of net operating income at our “same store properties”.
Expenses
The decrease in our Real Estate segment expenses of $70.3 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was primarily due to the disposition of 188 properties subsequent to December 31, 2022. Refer to “Same Store Analysis” below for a further discussion of net operating income at our “same store properties”. The decrease was partially offset by an increase in impairment charges of $4.2 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022, as six properties were deemed to be impaired during the year ended December 31, 2023, resulting in impairment charges of $20.4 million, as compared to 23 properties that were deemed to be impaired during the year ended December 31, 2022, resulting in impairment charges of $16.2 million.
Other Income
Other income for our Real Estate segment primarily consists of gain on disposition of real estate and condominium developments, net, loss on extinguishment of debt and other income, net. The decrease in our Real Estate segment other income of $60.0 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was primarily due to the disposition of 188 properties resulting in a net gain of $44.4 million during the year ended December 31, 2023, compared to the disposition of 134 properties and an outparcel of land for a gain of $117.8 million during the year ended December 31, 2022. Other income was further reduced due to a $4.6 million decrease in the fair value of our interest rate caps during the year ended December 31, 2023, as compared to a $4.5 million increase in the fair value of our interest rate caps during the year ended December 31, 2022. The decrease was partially offset by a $17.5 million decrease in loss on extinguishment of debt, driven by increased termination of certain mortgage notes in connection with the disposition of the underlying properties during the year ended December 31, 2022, as compared to the year ended December 31, 2023.
Corporate and Other
Revenues
Our corporate revenues, which consist primarily of rental income from our condominium and rental units acquired via foreclosure, decreased $65,000 during the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to the write-off of certain rent previously owed as a result of a settlement during the year ended December 31, 2023.
Expenses
Our corporate expenses consist primarily of general and administrative expenses, expense reimbursements to related parties, interest expense, net related to our credit facilities, and impairment on our condominium and rental units acquired via foreclosure. The decrease in corporate expenses of $10.1 million during the year ended December 31, 2023 as compared to the year ended December 31, 2022, was primarily due to a decrease in interest expense, net of $9.3 million, driven by the pay down and termination of the credit agreement with JPMorgan Chase Bank, N.A. (“JP Morgan Chase”) and PNC Bank, N.A. (the “CMFT Credit Facility”) during the year ended December 31, 2023, along with a decrease in expense reimbursements to related parties of $3.3 million during the year ended December 31, 2023 as compared to the year ended December 31, 2022. The decrease was partially offset by a $3.4 million increase in transaction-related expenses driven by a tax settlement related to the Company’s condominium units during the year ended December 31, 2023.
Other Income
The increase in corporate other income of $484,000 during the year ended December 31, 2023, as compared to the year ended December 31, 2022, was primarily driven by an increase in other income, net of $9.6 million due to interest income generated by an increase in short-term liquid investments included in cash and cash equivalents on the consolidated balance sheet for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The increase was partially offset by the $5.2 million net gain during the year ended December 31, 2022, related to our investment in CIM UII Onshore, L.P. (“CIM UII Onshore”), which was subsequently redeemed during 2022. The increase was further offset by a $3.4 million increase in loss on extinguishment of debt during the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily in connection with the paydown and termination of the CMFT Credit Facility and the refinanced Assumed Variable Rate Debt.
Net Income Allocated to Non-Controlling Interest
The change in net income allocated to non-controlling interest for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was due to the Company having sold the two properties previously owned through a consolidated joint venture arrangement during the year ended December 31, 2022, and therefore no longer having a controlling financial interest in the consolidated joint venture arrangement during the year ended December 31, 2023.
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

Comparison of the Years Ended December 31, 2023 and 2022
The following table reconciles our Real Estate segment net income, calculated in accordance with GAAP, to net operating income (in thousands):

	Total
	For the Year Ended December 31,
	2023	2022	Change
Net income	$53,341	$140,923	$(87,582)
Loss on extinguishment of debt	1,192	18,646	(17,454)
Other income (expense), net	4,380	(5,012)	9,392
Gain on disposition of real estate and condominium developments, net	(49,731)	(117,763)	68,032
Real estate impairment	20,404	16,184	4,220
Depreciation and amortization	42,532	70,606	(28,074)
Transaction-related expenses	10	511	(501)
Management fees	10,702	21,526	(10,824)
General and administrative expenses	709	553	156
Interest expense, net	22,884	41,295	(18,411)
Net operating income	$106,423	$187,469	$(81,046)
A total of 192 properties were acquired before January 1, 2022 and represent our “same store” properties during the years ended December 31, 2023 and 2022. “Non-same store” properties, for purposes of the table below, include properties acquired or disposed of on or after January 1, 2022.
The following table details the components of our Real Estate segment net operating income broken out between same store and non-same store properties (in thousands):

	Total			Same Store			Non-Same Store
	For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,
	2023	2022	Change	2023	2022	Change	2023	2022	Change
Rental and other property income	$115,057	$213,001	$(97,944)	$96,844	$95,876	$968	$18,213	$117,125	$(98,912)

Property operating expenses	5,204	14,609	(9,405)	4,027	3,717	310	1,177	10,892	(9,715)
Real estate tax expenses	3,430	10,923	(7,493)	3,677	3,656	21	(247)	7,267	(7,514)
Total property operating expenses	8,634	25,532	(16,898)	7,704	7,373	331	930	18,159	(17,229)

Net operating income	$106,423	$187,469	$(81,046)	$89,140	$88,503	$637	$17,283	$98,966	$(81,683)
Net Operating Income
Same store property net operating income remained relatively consistent during the year ended December 31, 2023, as compared to the year ended December 31, 2022.
Non-same store property net operating income decreased $81.7 million during the year ended December 31, 2023, as compared to the year ended December 31, 2022. The decrease was primarily due to the disposition of 188 properties subsequent to December 31, 2022 in addition to the disposition of 134 properties during the year ended December 31, 2022.

Distributions
Our Board authorizes distributions on a quarterly basis, which are paid out on a monthly basis.
Our Board authorized the following monthly distribution amounts per share, payable to stockholders as of the record date for the applicable month, for the periods indicated below:

Period Commencing	Period Ending	Monthly Distribution Amount
August 2020	December 2021	$0.0303
January 2022	September 2022	$0.0305
October 2022	December 2022	$0.0339
January 2023	September 2023	$0.0350
October 2023	December 2023	$0.0367
January 2024	June 2024	$0.0375
As of December 31, 2023, we had distributions payable of $16.0 million.
The following table presents distributions and source of distributions for the periods indicated below (dollar amounts in thousands):

	Year Ended December 31,
	2023		2022
	Amount	Percent	Amount	Percent
Distributions paid in cash	$141,818	77%	$124,038	76%
Distributions reinvested	42,879	23%	38,912	24%
Total distributions	$184,697	100%	$162,950	100%
Source of distributions:
Net cash provided by operating activities (1)	$184,697	100%	$162,950	100%
Total sources	$184,697	100%	$162,950	100%
____________________________________
(1)Net cash provided by operating activities for the years ended December 31, 2023 and 2022 was $223.8 million and $178.7 million, respectively.
Share Redemptions
During the year ended December 31, 2023, we received valid redemption requests under our share redemption program totaling approximately 110.2 million shares, of which we redeemed approximately 5.2 million shares as of December 31, 2023 for $33.9 million (at an average redemption price of $6.57 per share) and approximately 1.7 million shares subsequent to December 31, 2023 for $11.0 million (at an average redemption price of $6.31 per share). The remaining redemption requests relating to approximately 103.3 million shares went unfulfilled. During the year ended December 31, 2022, we received valid redemption requests under our share redemption program totaling approximately 99.2 million shares, of which we redeemed approximately 4.1 million shares as of December 31, 2022 for $29.7 million (at an average redemption price of $7.20 per share) and approximately 1.6 million shares subsequent to December 31, 2022 for $10.5 million (at an average redemption price of $6.57 per share). The remaining redemption requests relating to approximately 93.5 million shares went unfulfilled.
See the discussion of our share redemption program in Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Share Redemption Program in this Annual Report on Form 10-K.
Liquidity and Capital Resources
General
We expect to utilize proceeds from net cash provided by operations, cash proceeds from the sale of credit investments, principal payments received on credit investments, cash proceeds from real estate asset dispositions, proceeds from the Secondary DRIP Offering, proceeds from the sale of subsidiary equity, distributions, as well as secured or unsecured borrowings from banks and other lenders to finance our future acquisitions and loan originations, repayment of certain indebtedness and for general corporate uses. The sources of our operating cash flows will primarily be provided by interest income from our portfolio of credit investments and the rental and other property income received from current and future leased properties.

Sources of Liquidity
Our primary sources of liquidity include cash and cash equivalents and available borrowings under our debt facilities, which are set forth in the following table (in thousands):

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$247,500	$118,978
Unused borrowing capacity (1)	1,441,838	513,121
	$1,689,338	$632,099
____________________________________
(1)Subject to borrowing availability.
See Note 10 — Repurchase Facilities, Notes Payable and Credit Facilities to our consolidated financial statements in this Annual Report on Form 10-K for additional details regarding our repurchase facilities, notes payable and credit facilities. The following table details our outstanding financing arrangements and borrowing capacity as of December 31, 2023 (in thousands):

	Portfolio Financing Outstanding Principal Balance	Maximum Capacity (1)
Notes payable – variable rate debt	$622,841	$622,841
ABS mortgage notes	758,520	758,520
Credit facilities	490,500	850,000
Repurchase facilities	2,067,264	3,149,602	(2)
Total portfolio financing	$3,939,125	$5,380,963
___________________________________
(1)Subject to borrowing availability.
(2)Facilities under the J.P. Morgan Repurchase Facility carry no maximum facility size.
Capital Resources
Our principal demands for funds will be for the acquisition or origination of credit investments and real estate, and the payment of tenant improvements, acquisition-related expenses, operating expenses, distributions, redemptions and interest and principal on current and any future debt financings, including principal repayments of $633.1 million within the next 12 months, $199.6 million of which has a rolling term that resets monthly, as further discussed in Note 10 — Repurchase Facilities, Notes Payable and Credit Facilities to our consolidated financial statements in this Annual Report on Form 10-K.
Generally, we expect to meet our liquidity requirements through net cash provided by operations, cash proceeds from the sale of credit investments, principal payments received on credit investments, cash proceeds from real estate asset dispositions, proceeds from the Secondary DRIP Offering, proceeds from the sale of subsidiary equity, distributions, as well as secured or unsecured borrowings from banks and other lenders to finance our future acquisitions and loan originations, repayment of certain indebtedness and for general corporate uses. We expect that substantially all net cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we have used, and may continue to use, other sources to fund distributions, as necessary, including borrowings on our unencumbered assets. To the extent that cash flows from operations are lower, distributions paid to our stockholders may be lower. We expect that substantially all net cash flows from the Secondary DRIP Offering or debt financings will be used to fund acquisitions, loan originations, certain capital expenditures, repayments of outstanding debt or distributions and redemptions to our stockholders. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.
Contractual Obligations
As of December 31, 2023, we had debt outstanding with a carrying value of $3.9 billion and a weighted average interest rate of 6.4%. See Note 10 — Repurchase Facilities, Notes Payable and Credit Facilities to our consolidated financial statements in this Annual Report on Form 10-K for certain terms of our debt outstanding.

Our contractual obligations as of December 31, 2023 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments — variable rate debt	$622,841	$202,072	$—	$420,769	$—
Principal payments — ABS mortgage notes	758,520	—	—	303,408	455,112
Principal payments — credit facilities	490,500	—	—	490,500	—
Principal payments — repurchase facilities	2,067,264	431,067	1,636,197	—	—
Interest payments (2)	630,670	228,152	283,460	84,363	34,695
Total	$4,569,795	$861,291	$1,919,657	$1,299,040	$489,807
____________________________________
(1)The table does not include amounts due to CMFT Management or its affiliates pursuant to our Management Agreement because such amounts are not fixed and determinable. The table also does not include $272.5 million of unfunded commitments related to our existing CRE loans held-for-investment, corporate senior loans held-for-investment and liquid corporate senior loans and $88.4 million of unfunded commitments related to the NewPoint JV (as defined in Note 2 — Summary of Significant Accounting Policies — Investment in Unconsolidated Entities to the consolidated financial statements in this Annual Report on Form 10-K), which are subject to the satisfaction of borrower milestones. In addition, the table does not include $2.2 million of unsettled liquid corporate senior loan acquisitions, which is included in cash and cash equivalents on the accompanying consolidated balance sheet.
(2)Interest payments on the variable rate debt, credit facilities and repurchase facilities have been calculated based on outstanding balances as of December 31, 2023 through their respective maturity dates. This is only an estimate as actual amounts borrowed and interest rates could vary over time.
We expect to incur additional borrowings in the future to acquire additional properties and credit investments. There is no limitation on the amount we may borrow against any single improved property. As of December 31, 2023, our ratio of debt to total gross assets net of gross intangible lease liabilities was 63.2%.
Cash Flow Analysis
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Operating Activities. Net cash provided by operating activities increased by $45.1 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The increase was primarily due to net increases in credit investments of $206.2 million coupled with an increase in interest rates driving higher interest income. The increase was partially offset by the disposition of 188 properties during the year ended December 31, 2023. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. For the year ended December 31, 2023, net cash provided by investing activities was $559.5 million, as compared to net cash used in investing activities of $576.5 million during the year ended December 31, 2022. The change was primarily due to a decrease in the net investment in loans held-for-investment of $998.8 million and a decrease in the net investment in real estate-related securities of $514.6 million, partially offset by a decrease in net proceeds from real estate assets and condominium units of $337.0 million. The change was further offset by the $26.2 million net investment in unconsolidated entities during the year ended December 31, 2023, as compared to the $13.6 million net proceeds from the investment in unconsolidated entities during the year ended December 31, 2022, resulting in a $39.8 million net decrease in cash flow provided by investing activities year over year.
Financing Activities. For the year ended December 31, 2023, net cash used in financing activities was $699.3 million, as compared to net cash provided by financing activities of $430.3 million during the year ended December 31, 2022. The change was primarily due to net repayments on the repurchase facilities, notes payable and credit facilities of $505.8 million during the year ended December 31, 2023, as compared to net proceeds provided by the repurchase facilities, notes payable and credit facilities of $617.4 million during the year ended December 31, 2022.

Election as a REIT
We elected to be taxed, and operate our business to qualify, as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2012. To maintain our qualification as a REIT, we must continue to meet certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. As a REIT, we generally are not subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains).
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
Conflicts of Interest
Richard S. Ressler, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM Group and is an officer/director of certain of its affiliates, is the vice president of our manager. Additionally, one of our directors, Jason Schreiber, is an employee of CIM Group. Nathan D. DeBacker, our chief financial officer, principal accounting officer and treasurer, is an employee of CIM and a vice president of our manager, and is an officer of certain of its affiliates. As such, there may be conflicts of interest where CMFT Management or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for CIM Group or another program sponsored or operated by affiliates of our manager, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management, among others. The compensation arrangements between affiliates of CMFT Management and these other real estate programs sponsored or operated by affiliates of our manager could influence the advice provided to us. See Part I, Item 1. Business — Conflicts of Interest of this Annual Report on Form 10-K.
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

Current Expected Credit Losses
The current expected credit loss is our current estimate of potential credit losses related to our loans held-for-investment and CMBS. We estimate our CECL reserve for our senior loans and mezzanine loans primarily using the Weighted Average Remaining Maturity method, which has been identified as an acceptable method for estimating CECL reserves in the Financial Accounting Standards Board Staff Q&A Topic 326, No. 1. For our liquid corporate senior loans and corporate senior loans, we use a probability of default and loss given default method. CMBS credit losses, if any, are estimated by calculating the difference between (i) the present value of estimated cash flows expected to be collected from the security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to (ii) the net amortized cost basis of the security.
The risks and uncertainties involved in applying the principles related to CECL reserves include, but are not limited to, the following:
•The historical loan loss data used in estimating our CECL reserve. To estimate the historical loan losses relevant to our portfolio, we have utilized historical loan performance with market loss data from 1998 through 2023. Within this database, we focused on the applicable subset of available loan data, which we determined based on loan metrics that are most comparable to our loan portfolio including asset type, loan structure, credit rating and years to maturity;
•The expected repayments over the contractual term of each loan and CMBS. As part of our quarterly review of our loan and CMBS portfolios, we assess the expected repayment date of each position, which is used to determine the contractual term for purposes of computing our CECL reserve;
•The current credit quality and performance expectations of our loan and CMBS portfolios, as well as market conditions over the relevant time period and its impact on our portfolios are estimated by management; and
•The expectations of performance and market conditions. Our CECL reserve is adjusted to reflect our estimation of the current and future economic conditions that impact the performance of the commercial real estate assets securing our loans. These estimations include unemployment rates, interest rates, inflation, and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for our loans during their anticipated term. In addition to the CRE data we have licensed from Trepp LLC, we have also licensed certain macroeconomic financial forecasts to inform our view of the potential future impact that broader economic conditions may have on our loan portfolio’s performance. We may also incorporate information from other sources, including information and opinions available to our Investment Advisor, to further inform these estimations. This process requires significant judgments about future events that, while based on the information available to us as of the balance sheet date, are ultimately indeterminate and the actual economic condition impacting our portfolios could vary significantly from the estimates we made as of December 31, 2023.
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
Allocation of Purchase Price of Real Estate Assets
In connection with our acquisition of real estate assets, we allocate the purchase price to the tangible and intangible assets and liabilities acquired based on their respective relative fair values. Tangible assets consist of land, buildings, fixtures and tenant improvements. Intangible assets consist of above- and below-market lease values and the value of in-place leases. Our purchase price allocations are developed utilizing third-party appraisal reports, industry standards and management experience. The risks and uncertainties involved in applying the principles related to purchase price allocations include, but are not limited to, the following:

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
As of December 31, 2023, we had an aggregate of $3.2 billion of variable rate debt, excluding any debt subject to interest rate swap agreements and interest rate cap agreements, and therefore, we are exposed to interest rate changes in SOFR. As of December 31, 2023, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $15.9 million per year.
As of December 31, 2023, we had no interest rate cap agreements outstanding, as all interest rate cap agreements matured during the year ended December 31, 2023.
As the information presented above includes only those exposures that existed as of December 31, 2023, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs and assume no other changes in our capital structure.
In July 2017, the Financial Conduct Authority (“FCA”) that regulates London Interbank Offered Rate (“LIBOR”) announced it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified SOFR as its preferred alternative to U.S. dollar LIBOR in derivatives and other financial contracts. The ICE Benchmark Administration Limited, the administrator of LIBOR, ceased publishing most liquid U.S. dollar LIBOR settings on June 30, 2023. However, uncertainty about the continuing impact on certain debt securities and other financial instruments may result in interest rates and/or payments that are higher or lower than if LIBOR had remained available. In addition, the cessation of U.S. dollar LIBOR settings and the utilization of an alternative reference rate may create increased volatility and may adversely affect our performance. Alternative rates and other market changes related to the replacement of LIBOR, including the introduction of financial products and changes in market practices, may lead to risk modeling and valuation challenges.
As of December 31, 2023, all outstanding variable rate debt indexed to LIBOR was transitioned to SOFR.
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
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2023.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2023 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2023, were effective at a reasonable assurance level.
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
Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
During the three months ended December 31, 2023, none of our directors or officers, as defined in Section 16 of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K of the Exchange Act.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be presented in our definitive proxy statement for our 2024 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item will be presented in our definitive proxy statement for our 2024 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be presented in our definitive proxy statement for our 2024 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be presented in our definitive proxy statement for our 2024 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will be presented in our definitive proxy statement for our 2024 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements
The list of the consolidated financial statements contained herein is set forth on page F-1 hereof.
Financial Statement Schedules
Schedule III – Real Estate Assets and Accumulated Depreciation is set forth beginning on page S-1 hereof.
Schedule IV – Mortgage Loans on Real Estate is set forth beginning on page S-8 hereof.
All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.
Exhibits
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of August 30, 2020, by and among CIM Real Estate Finance Trust, Inc., Thor II Merger Sub, LLC and Cole Office & Industrial REIT (CCIT II), Inc.	8-K	000-54939	2.1	8/31/2020
2.1.1	Amendment to Agreement and Plan of Merger, dated as of October 22, 2020, by and among CIM Real Estate Finance Trust, Inc., Thor II Merger Sub, LLC and Cole Office & Industrial REIT (CCIT II), Inc.	8-K	000-54939	2.3	10/28/2020
2.1.2	Amendment to Agreement and Plan of Merger, dated as of October 24, 2020, by and among CIM Real Estate Finance Trust, Inc., Thor II Merger Sub, LLC and Cole Office & Industrial REIT (CCIT II), Inc.	8-K	000-54939	2.4	10/28/2020
2.2	Agreement and Plan of Merger, dated as of August 30, 2020, by and among CIM Real Estate Finance Trust, Inc., Thor III Merger Sub, LLC and Cole Office & Industrial REIT (CCIT III), Inc.	8-K	000-54939	2.2	8/31/2020
2.2.1	Amendment No. 1 to Agreement and Plan of Merger, dated as of November 3, 2020, by and among CIM Real Estate Finance Trust, Inc., Thor III Merger Sub, LLC and Cole Office & Industrial REIT (CCIT III), Inc.	8-K	000-54939	2.1	11/4/2020
2.3	Agreement and Plan of Merger, dated as of August 30, 2020, by and among CIM Real Estate Finance Trust, Inc., Thor V Merger Sub, LLC and Cole Credit Property Trust V, Inc.	8-K	000-54939	2.3	8/31/2020
2.3.1	Amendment to Agreement and Plan of Merger, dated as of October 22, 2020, by and among CIM Real Estate Finance Trust, Inc., Thor V Merger Sub, LLC and Cole Credit Property Trust V, Inc.	8-K	000-54939	2.1	10/28/2020
2.3.2	Amendment to Agreement and Plan of Merger, dated as of October 24, 2020, by and among CIM Real Estate Finance Trust, Inc., Thor V Merger Sub, LLC and Cole Credit Property Trust V, Inc.	8-K	000-54939	2.2	10/28/2020
2.3.3	Amendment No. 3 to Agreement and Plan of Merger, dated as of October 29, 2020, by and among CIM Real Estate Finance Trust, Inc., Thor V Merger Sub, LLC and Cole Credit Property Trust V, Inc.	8-K	000-54939	2.1	11/2/2020
2.4	Agreement and Plan of Merger, dated as of September 21, 2021, by and among CIM Real Estate Finance Trust, Inc., Cypress Merger Sub, LLC and CIM Income NAV, Inc.	8-K	000-54939	2.1	9/22/2021
3.1	Articles of Amendment and Restatement of CIM Real Estate Finance Trust, Inc.	8-K	000-54939	3.1	8/20/2019
3.2	Second Amended and Restated Bylaws of CIM Real Estate Finance Trust, Inc.	10-K	000-54939	3.2	3/28/2023
4.1	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	000-54939	4.1	3/30/2020
4.2	Second Amended and Restated Distribution Reinvestment Plan.	8-K	000-54939	4.1	5/1/2020
4.3	Master Indenture, dated as of July 28, 2021, by and among CMFT Net Lease Master Issuer, LLC, as issuer, and Citibank N.A., as indenture trustee.	8-K	000-54939	4.1	8/3/2021
4.4	Series 2021-1 Indenture Supplement, dated as of July 28, 2021, by and among CMFT Net Lease Master Issuer, LLC, as issuer, and Citibank N.A., as indenture trustee.	8-K	000-54939	4.2	8/3/2021
10.1	Second Amended and Restated Management Agreement by and between CIM Real Estate Finance Trust, Inc. and CIM Real Estate Finance Management, LLC, dated March 22, 2023.	10-K	000-54939	10.1	3/28/2023
10.2	Amended and Restated Agreement of Limited Partnership of Cole Operating Partnership IV, LP, by and between Cole Credit Property Trust IV, Inc. and the limited partners thereto.	S-11	333-169533	10.2	1/24/2012
10.3	First Amendment to the Amended and Restated Agreement of Limited Partnership of CIM Real Estate Finance Operating Partnership, LP, dated August 15, 2019.	8-K	000-54939	10.2	8/20/2019
10.4	Credit and Security Agreement, dated December 31, 2019, by and between CMFT Corporate Credit Securities, LLC, as borrower, CMFT Securities Investments, LLC, as collateral manager and equityholder, the lenders from time to time party thereto, Citibank, N.A., as administrative agent, Citibank, N.A. (acting through its Agency & Trust division), as custodian and as collateral agent, and Virtus Group, LP, as collateral administrator.	8-K	000-54939	10.1	1/7/2020
10.4.1	Amendment No. 1 to Credit and Security Agreement, dated March 19, 2020, by and between CMFT Corporate Credit Securities, LLC, as borrower, CMFT Securities Investments, LLC, as collateral manager and equityholder, Citibank, N.A., as administrative agent and as lender, Citibank, N.A. (acting through its Agency & Trust division), as collateral custodian and as collateral agent, and Virtus Group, LP, as collateral administrator.	8-K	000-54939	10.1	3/24/2020
10.4.2	Amendment No. 2 to Credit and Security Agreement, dated October 4, 2021, by and between CMFT Corporate Credit Securities, LLC, as borrower, CMFT Securities Investments, LLC, as collateral manager and equityholder, Citibank, N.A., as administrative agent and as lender, Citibank, N.A. (acting through its Agency & Trust division), as collateral custodian and as collateral agent, and Virtus Group, LP, as collateral administrator.	8-K	000-54939	10.1	10/8/2021
10.4.3	Amendment No. 3 to Credit and Security Agreement, dated June 23, 2022, by and between CMFT Corporate Credit Securities, LLC, as borrower, CMFT Securities Investments, LLC, as collateral manager and equityholder, Citibank, N.A., as administrative agent and as lender, Citibank, N.A. (acting through its Agency & Trust division), as collateral custodian and as collateral agent, and Virtus Group, LP, as collateral administrator.	8-K	000-54939	10.1	6/29/2022
10.5	Amended and Restated CIM Real Estate Finance Trust, Inc. 2022 Equity Incentive Plan.	10-Q	000-54939	10.5	8/12/2022
10.6	CIM Real Estate Finance Trust, Inc. 2024 Manager Equity Incentive Plan	8-K	000-54939	10.1	1/12/2024
10.7	Investment Advisory and Management Agreement by and between CMFT Securities Investments, LLC and CIM Capital IC Management, LLC, dated December 6, 2019.	8-K	000-54939	10.1	12/12/2019
10.8	Sub-Advisory Agreement by and between CIM Capital IC Management, LLC and OFS Capital Management, LLC, dated December 6, 2019.	8-K	000-54939	10.2	12/12/2019
10.9	Form of Indemnification Agreement.	8-K	000-54939	10.1	8/14/2020
10.10	Amended and Restated Master Repurchase Agreement, dated December 19, 2023, by and between CMFT RE Lending RF Sub CB, LLC, and Citibank, N.A.	8-K	000-54939	10.1	12/26/2023
10.11	Master Repurchase Agreement, dated December 19, 2023, by and between CLR RE Lending RF Sub CB, LLC and Citibank, N.A.	8-K	000-54939	10.2	12/26/2023
10.12	Guaranty, dated as of June 4, 2020, by CIM Real Estate Finance Trust, Inc. for the benefit of Citibank, N.A.	8-K	000-54939	10.2	6/9/2020
10.13	Guaranty, dated as of July 28, 2021, by CIM Real Estate Finance Operating Partnership, LP for the benefit of Citibank N.A., as indenture trustee.	8-K	000-54939	10.1	8/3/2021
10.14	Guaranty, dated as of December 19, 2023, by CIM Real Estate Finance Trust, Inc. and CIM Commercial Lending REIT for the benefit of Citibank, N.A.	8-K	000-54939	10.3	12/26/2023
10.15	Amended and Restated Master Repurchase Agreement, dated December 4, 2023, by and between CMFT RE Lending RF Sub BB, LLC and Barclays Bank PLC.	8-K	000-54939	10.1	12/8/2023
10.16	Master Repurchase Agreement, dated December 4, 2023, by and between CLR RE Lending RF Sub BB, LLC and Barclays Bank PLC.	8-K	000-54939	10.2	12/8/2023
10.17	Guaranty, dated as of September 21, 2020, by CIM Real Estate Finance Trust, Inc. for the benefit of Barclays Bank PLC.	8-K	000-54939	10.2	9/24/2020
10.18	Guaranty, dated as of December 4, 2023, by CIM Real Estate Finance Trust, Inc. and CIM Commercial Lending REIT for the benefit of Barclays Bank PLC.	8-K	000-54939	10.3	12/8/2023
10.19	Master Repurchase Agreement, dated May 20, 2021, by and between CMFT RE Lending RF Sub WF, LLC and Wells Fargo Bank, N.A.	8-K	000-54939	10.1	5/26/2021
10.19.1	First Amendment to Master Repurchase Agreement, dated October 28, 2021, by and between CMFT RE Lending RF Sub WF, LLC and Wells Fargo Bank, N.A.	8-K	000-54939	10.1	11/3/2021
10.19.2	Second Amendment to Master Repurchase Agreement, dated March 4, 2022, by and between CMFT RE Lending RF Sub WF, LLC and Wells Fargo Bank, N.A.	8-K	000-54939	10.1	3/10/2022
10.19.3	Third Amendment to Master Repurchase and Securities Contract and Termination of Preferred Equity Related Pledge and Security Agreement, dated August 31, 2022, by and among CMFT RE Lending RF Sub WF, LLC, as seller, Wells Fargo Bank, N.A., as buyer, and CMFT Securities Investments, LLC, and preferred equity pledgor.	8-K	000-54939	10.1	9/7/2022
10.20	Guaranty and Subordination Agreement, dated as of May 20, 2021, by CIM Real Estate Finance Trust, Inc. for the benefit of Wells Fargo Bank, N.A.	8-K	000-54939	10.2	5/26/2021
10.21	Loan and Servicing Agreement, dated as of March 16, 2022, among CMFT RE Lending Sub MM Holdco, LLC, as Holdings, CMFT RE Lending Sub MM, LLC, as the Borrower, Massachusetts Mutual Life Insurance Company and the other lenders from time to time party hereto, Trimont Real Estate Advisors, LLC, as the Administrative Agent, Massachusetts Mutual Life Insurance Company, as the Facility Servicer, and CMFT RE Lending Sub MM, LLC, as the Portfolio Asset Servicer.	10-Q	000-54939	10.6	8/12/2022
10.22*
Loan and Security Agreement, dated as of June 16, 2023, by and among CMFT RE Lending Sub CBSQ, LLC, as Borrower, Citibank, N.A., as Class A Lender, and CMFT RE Lending Sub CBSQ Holdco, LLC, as Subordinated Lender, and CIM Commercial Lending REIT, as EU/UK Retention Holder.

10.23*
Loan and Security Agreement, dated as of October 20, 2023, by and among CMFT RE Lending Sub BBSQ, LLC, as Borrower, Barclays Bank PLC, as Class A Lender, CMFT RE Lending Sub BBSQ Holdco, LLC, as Subordinated Lender, and CIM Commercial Lending REIT, as EU/UK Retention Holder.

10.24	Property Management Agreement, dated as of July 28, 2021, by and among CMFT Net Lease Master Issuer, LLC, as issuer, CIM Real Estate Finance Operating Partnership, LP, as issuer manager, CREI Advisors, LLC, as property manager and special servicer, KeyBank National Association, as back-up manager, and Citibank N.A., as indenture trustee.	8-K	000-54939	10.2	8/3/2021
10.25	Master Repurchase Agreement, dated October 8, 2021, by and between CMFT RE Lending RF Sub DB, LLC and Deutsche Bank AG, New York Branch.	8-K	000-54939	10.1	10/14/2021
10.25.1	Amended and Restated Master Repurchase Agreement, dated December 23, 2021, by and between CMFT RE Lending RF Sub DB, LLC and Deutsche Bank AG, New York Branch.	8-K	000-54939	10.1	12/29/2021
10.25.2*
First Amendment to Amended and Restated Master Repurchase Agreement, dated September 15, 2023, by and between CMFT RE Lending RF Sub DB, LLC, as seller, CMFT RE Lending Sub DB Holdco, LLC, as member, and Deutsche Bank AG, New York Branch, as buyer.

10.25.3	Second Amendment to Amended and Restated Master Repurchase Agreement, dated December 22, 2023, by and between CMFT RE Lending RF Sub DB, LLC, as seller, CMFT RE Lending Sub DB Holdco, LLC, as member, and Deutsche Bank AG, New York Branch, as buyer.	8-K	000-54939	10.1	12/28/2023
10.26	Amended and Restated Guaranty, dated as of December 22, 2023, by CIM Real Estate Finance Trust, Inc. and CIM Commercial Lending REIT for the benefit of Deutsche Bank AG, New York Branch.	8-K	000-54939	10.2	12/28/2023
10.27	Master Repurchase Agreement, dated June 1, 2022, by and between CMFT Real Estate Securities I, LLC and J.P. Morgan Securities LLC.	8-K	000-54939	10.1	6/2/2022
10.28	Loan and Security Agreement, dated February 10, 2023, by and between CMFT CL Lending Sub AB, LLC, as borrower, each of the lenders from time to time party thereto, Ally Bank, as administrative agent and arranger, U.S. Bank Trust Company, National Association, as collateral custodian, and U.S. Bank National Association, as document custodian.	8-K	000-54939	10.1	2/16/2023
10.28.1*
Loan and Security Agreement, dated February 10, 2023, and conformed through the First Amendment to the Loan and Security Agreement, dated December 13, 2023, by and between CMFT CL Lending Sub AB, LLC, as borrower, each of the lenders from time to time party hereto, Ally Bank, as administrative agent and arranger, U.S. Bank Trust Company, National Association, as collateral custodian, and U.S. Bank National Association, as document custodian.

10.29	Modification Agreement and Limited Consent, dated December 21, 2020 by and between Cole Operating Partnership V, LP, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders.	10-K	000-54939	10.17	3/31/2021
10.30	Modification Agreement and Limited Consent, dated December 21, 2020 by and between CIM Real Estate Finance Operating Partnership, LP, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders.	10-K	000-54939	10.18	3/31/2021
10.31	Modification Agreement and Limited Consent, dated December 16, 2021, by and among CIM Income NAV Operating Partnership, LP, the Lenders party thereto, and JPMorgan Chase, N.A., as administrative agent for the Lenders.	10-Q	000-54939	10.4	5/11/2022
10.32	Agreement of Purchase and Sale, dated as of December 20, 2021, by and among certain indirect subsidiaries of CIM Real Estate Finance Trust, Inc., American Finance Operating Partnership, L.P., ARG SSSTRPA001, LLC, ARG SMSHPPA001, LLC, ARG CCCARPA001, LLC and American Finance Trust, Inc.	8-K	000-54939	10.1	12/20/2021
10.33	Agreement of Purchase and Sale, dated as of December 29, 2022, by and between certain indirect subsidiaries of CIM Real Estate Finance Trust, Inc. and certain subsidiaries of Realty Income Corporation.	8-K	000-54939	10.1	12/30/2022
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
31.1*	Certifications of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 28th day of March, 2024.

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

Signature	Title	Date

/s/ RICHARD S. RESSLER	Chairman of the Board of Directors, Chief Executive Officer and President	March 28, 2024
Richard S. Ressler	(Principal Executive Officer)

/s/ NATHAN D. DEBACKER	Chief Financial Officer, Principal Accounting Officer and Treasurer	March 28, 2024
Nathan D. DeBacker	(Principal Financial Officer and Principal Accounting Officer)

/s/ T. PATRICK DUNCAN	Independent Director	March 28, 2024
T. Patrick Duncan

/s/ W. BRIAN KRETZMER	Independent Director	March 28, 2024
W. Brian Kretzmer

/s/ HOWARD A. SILVER	Independent Director	March 28, 2024
Howard A. Silver

/s/ JASON SCHREIBER	Director	March 28, 2024
Jason Schreiber

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of CIM Real Estate Finance Trust, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CIM Real Estate Finance Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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
The Company’s evaluation of real estate assets for impairment involves an initial assessment of each real estate asset to determine whether events or changes in circumstances exist that may indicate that the carrying amounts of real estate assets are no longer recoverable. Possible indications of impairment may include bankruptcy or other credit concerns of a property’s major tenants, vacancies, changes in anticipated holding periods, a reduction in prevailing market values for assets being considered for disposition, or other circumstances. When events or changes in circumstances exist, the Company evaluates its real estate assets for impairment by comparing undiscounted future cash flows expected to be generated over the life of each asset to the respective carrying amount. If the carrying amount of an asset exceeds the undiscounted future cash flows, an analysis is performed to determine the fair value of the asset, and real estate assets will be adjusted to their respective fair values, recognizing an impairment loss.
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
•We evaluated management’s impairment indicator analysis by testing real estate assets for possible indications of impairment, including searching for adverse asset-specific and/or market conditions, such as vacancies, tenant bankruptcies and other credit concerns, among others, as well as assessing changes in anticipated holding periods, including expected asset dispositions.
•We independently searched market values for assets considered for disposition, to determine whether a reduction in market values was present and indicative of impairment.
•We performed inquiries with management, including property accounting and portfolio oversight, to determine whether factors were identified in the current period that may be an impairment indicator, including changes in anticipated holding periods, or changes in lease rates, and corroborated these inquiries through review of third-party market reports and inspection of meeting minutes of the Board of Directors.
Assessment of Current Expected Credit Losses (“CECL”) Reserve – Refer to Notes 2, 7 and 8 to the financial statements
Critical Audit Matter Description
The Company estimates its CECL reserve using the Weighted Average Remaining Maturity (“WARM”) method for its first mortgage loans and the probability of default and loss given default method for its liquid corporate senior loans and corporate senior loans. For collateral-dependent loans, the Company measures its CECL reserve based on the fair value of the collateral and the amortized cost basis of the loan. Significant judgments are required in determining the CECL reserve, including the evaluation of historical loan loss data, the impact of expected economic conditions on the loan portfolio, and determining collateral fair values of collateral-dependent loans.
For commercial mortgage-backed securities (“CMBS”), the Company determines whether a decline in fair value below the amortized cost basis of the security has resulted from a credit loss by considering a variety of factors, including, but not limited to, recent events specific to the security, failure to make scheduled payments, and changes to external credit ratings. Credit losses are estimated by calculating the difference between the present value of estimated cash flows and the amortized cost basis of the security. Significant judgments are required in estimating expected future cash flows for CMBS.
We identified the assessment of the CECL reserve as a critical audit matter because of the subjectivity, complexity, and estimation uncertainty in determining the impact of the significant judgment required when determining the CECL reserve. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our specialists when evaluating the CECL methodology, analytical models, and key inputs and assumptions used in the models.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the CECL reserve for the loans held-for-investment and CMBS portfolio included the following, among others:
•We tested the impact of expected economic conditions on the loan portfolio, and other assumptions used in determining the CECL reserve.
•We evaluated the service auditor's report for the third-party WARM method CECL model, which is used to calculate the expected loss for its first mortgage loans.
•With the assistance of our fair value specialists for selected collateral-dependent loans, we evaluated the reasonableness of the valuation methodology and significant assumptions made, including whether the significant inputs used to determine the fair value were appropriate and consistent with what market participants would use to value the collateral.
•We evaluated the appropriateness of each model and significant assumptions used and independently calculated each model’s computational accuracy, and utilized our credit specialists to assist us with these evaluations specific to the WARM method CECL model.

•With the assistance of our fair value specialists, we developed independent fair value estimates for selected CMBS determined to have a credit loss, and compared our estimates to management’s estimates.
/s/ Deloitte & Touche LLP
Tempe, Arizona
March 28, 2024
We have served as the Company’s auditor since 2010.

CIM REAL ESTATE FINANCE TRUST, INC.
CONSOLIDATED BALANCE SHEETS
 (in thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
ASSETS
Real estate assets:
Land	$317,844	$578,970
Buildings, fixtures and improvements	818,151	1,462,726
Intangible lease assets	154,217	276,684
Condominium developments	87,581	130,494
Total real estate assets, at cost	1,377,793	2,448,874
Less: accumulated depreciation and amortization	(169,163)	(270,946)
Total real estate assets, net	1,208,630	2,177,928
Investment in unconsolidated entities	126,777	100,604
Real estate-related securities, at fair value, net of credit loss allowances of $35,808 and $0 as of December 31, 2023 and 2022, respectively	519,714	576,391
Loans held-for-investment and related receivables, net	4,397,063	4,043,898
Less: Current expected credit losses	(132,598)	(42,344)
Total loans held-for-investment and related receivables, net	4,264,465	4,001,554
Cash and cash equivalents	247,500	118,978
Restricted cash	13,082	57,616
Rents and tenant receivables, net	17,082	33,968
Prepaid expenses, derivative assets and other assets	9,423	26,243
Deferred costs, net	12,121	16,429
Accrued interest receivable	27,682	22,343
Total assets	$6,446,476	$7,132,054
LIABILITIES AND STOCKHOLDERS’ EQUITY
Repurchase facilities, notes payable and credit facilities, net	$3,923,723	$4,422,833
Accrued expenses and accounts payable	40,240	25,666
Due to affiliates	13,897	16,086
Intangible lease liabilities, net	13,354	19,054
Distributions payable	16,047	14,828
Deferred rental income and other liabilities	4,435	7,274
Total liabilities	4,011,696	4,505,741
Commitments and contingencies (Note 12)
Redeemable common stock	168,703	170,238
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 490,000,000 shares authorized, 437,254,715 and 437,397,414 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	4,372	4,373
Capital in excess of par value	3,529,973	3,529,523
Accumulated distributions in excess of earnings	(1,187,125)	(1,029,287)
Accumulated other comprehensive loss	(81,143)	(48,526)
Total stockholders’ equity	2,266,077	2,456,083
Non-controlling interests	—	(8)
Total equity	2,266,077	2,456,075
Total liabilities, redeemable common stock, non-controlling interests and stockholders’ equity	$6,446,476	$7,132,054
The accompanying notes are an integral part of these consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Rental and other property income	$115,379	$213,389	$295,164
Interest income	453,480	238,757	70,561
Total revenues	568,859	452,146	365,725
Expenses:
General and administrative	17,572	15,364	15,078
Interest expense, net	260,768	165,210	84,049
Property operating	13,350	20,790	47,559
Real estate tax	4,838	12,612	34,943
Expense reimbursements to related parties	13,285	16,567	11,624
Management fees	50,975	52,564	47,020
Transaction-related	3,653	534	315
Depreciation and amortization	42,532	70,606	95,190
Real estate impairment	35,079	32,321	18,078
Increase in provision for credit losses	134,289	29,476	2,881
Total expenses	576,341	416,044	356,737
Other income (expense):
Gain on disposition of real estate and condominium developments, net	53,341	121,902	83,045
Gain on investment in unconsolidated entities	11,723	11,952	606
Unrealized gain (loss) on equity security	4,751	(15,117)	—
Other (expense) income, net	(26,459)	8,671	150
Loss on extinguishment of debt	(7,788)	(19,644)	(4,895)
Merger-related expenses, net	—	—	(1,404)
Total other income	35,568	107,764	77,502
Net income	28,086	143,866	86,490
Net income allocated to non-controlling interest	8	66	—
Net income attributable to the Company	$28,078	$143,800	$86,490
Weighted average number of common shares outstanding:
Basic and diluted	437,375,332	437,343,624	365,726,453
Net income per common share:
Basic and diluted	$0.06	$0.33	$0.24
The accompanying notes are an integral part of these consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
 (in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$28,086	$143,866	$86,490
Other comprehensive (loss) income
Unrealized (loss) gain on real estate-related securities	(85,623)	(51,304)	231
Reclassification adjustment for realized loss included in income as other income	39,412	—	1,419
Amount of loss transferred from other comprehensive loss into income as an increase in provision for credit loss	13,594	—	—
Unrealized gain on interest rate swaps	—	2,361	32
Amount of (gain) loss reclassified from other comprehensive (loss) income into income as interest expense, net	—	(2,532)	3,314
Total other comprehensive (loss) income	(32,617)	(51,475)	4,996

Comprehensive (loss) income	(4,531)	92,391	91,486
Comprehensive income allocated to non-controlling interest	8	66	—
Comprehensive (loss) income attributable to the Company	$(4,539)	$92,325	$91,486
The accompanying notes are an integral part of these consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (in thousands, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
	Number of Shares	Par Value
Balance, January 1, 2021	362,001,968	$3,620	$3,157,859	$(961,006)	$(2,047)	$2,198,426	$—	$2,198,426
Issuance of common stock	3,574,120	36	25,748	—	—	25,784	—	25,784
Issuance of common stock in connection with the CIM Income NAV Merger	74,819,899	748	537,955	—	—	538,703	—	538,703
Equity-based compensation	39,000	—	289	—	—	289	—	289
Distributions declared on common stock — $0.364 per common share	—	—	—	(134,045)	—	(134,045)	—	(134,045)
Redemptions of common stock	(3,061,006)	(30)	(22,011)	—	—	(22,041)	—	(22,041)
Changes in redeemable common stock	—	—	(170,714)	—	—	(170,714)	—	(170,714)
Non-controlling interests assumed in connection with the CIM Income NAV Merger	—	—	—	—	—	—	1,073	1,073
Comprehensive income	—	—	—	86,490	4,996	91,486	—	91,486
Balance, December 31, 2021	437,373,981	$4,374	$3,529,126	$(1,008,561)	$2,949	$2,527,888	$1,073	$2,528,961
Issuance of common stock	5,404,510	54	38,858	—	—	38,912	—	38,912
Equity-based compensation	89,559	—	397	—	—	397	—	397
Distributions declared on common stock — $0.376 per common share	—	—	—	(164,526)	—	(164,526)	—	(164,526)
Redemptions of common stock	(5,470,636)	(55)	(39,334)	—	—	(39,389)	—	(39,389)
Changes in redeemable common stock	—	—	476	—	—	476	—	476
Distributions to non-controlling interests	—	—	—	—	—	—	(1,147)	(1,147)
Comprehensive income (loss)	—	—	—	143,800	(51,475)	92,325	66	92,391
Balance, December 31, 2022	437,397,414	$4,373	$3,529,523	$(1,029,287)	$(48,526)	$2,456,083	$(8)	$2,456,075
Issuance of common stock	6,549,117	65	42,814	—	—	42,879	—	42,879
Equity-based compensation	73,059	—	480	—	—	480	—	480
Distributions declared on common stock — $0.425 per common share	—	—	—	(185,916)	—	(185,916)	—	(185,916)
Redemptions of common stock	(6,764,875)	(66)	(44,379)	—	—	(44,445)	—	(44,445)
Changes in redeemable common stock	—	—	1,535	—	—	1,535	—	1,535
Comprehensive income (loss)	—	—	—	28,078	(32,617)	(4,539)	8	(4,531)
Balance, December 31, 2023	437,254,715	$4,372	$3,529,973	$(1,187,125)	$(81,143)	$2,266,077	$—	$2,266,077

The accompanying notes are an integral part of these consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$28,086	$143,866	$86,490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	42,344	70,688	92,988
Amortization of deferred financing costs	10,297	12,143	10,073
Amortization of fair value adjustments of mortgage notes payable assumed	—	—	(149)
Amortization and accretion on deferred loan fees	(8,229)	(9,896)	(2,998)
Amortization of premiums and discounts on credit investments	(22,111)	(11,609)	(8,144)
Capitalized interest income on real estate-related securities and loans held-for-investment	(1,170)	(1,172)	(974)
Equity-based compensation	480	397	289
Straight-line rental income	(3,062)	(6,149)	(5,723)
Write-offs for uncollectible lease-related receivables	(336)	(894)	(694)
Gain on disposition of real estate assets and condominium developments, net	(53,341)	(121,902)	(83,045)
Loss on sale of credit investments, net	40,071	1,057	1,378
Gain on investment in unconsolidated entities	(11,723)	(11,952)	(606)
Gain on sale of marketable security	—	(22)	—
Unrealized (gain) loss on equity security	(4,751)	15,139	—
Amortization of fair value adjustment and gain on interest rate swaps	—	(2,398)	(2,814)
Impairment of real estate assets	35,079	32,321	18,078
Increase in provision for credit losses	134,289	29,476	2,881
Loss (gain) on interest rate caps	5,040	(4,586)	42
Return on investment in unconsolidated entities	11,723	7,312	497
Write-off of deferred financing costs	6,770	8,100	3,815
Changes in assets and liabilities:
Rents and tenant receivables, net	5,536	68,172	28,109
Prepaid expenses and other assets	11,780	(10,172)	67
Accrued interest receivable	(5,339)	(17,893)	(2,484)
Accrued expenses and accounts payable	7,375	(1,277)	8,388
Deferred rental income and other liabilities	(2,839)	(11,542)	3,541
Due to affiliates	(2,189)	1,492	(831)
Net cash provided by operating activities	223,780	178,699	148,174
Cash flows from investing activities:
Cash acquired in connection with mergers	—	—	10,244
Investment in unconsolidated entities	(40,031)	(86,300)	(53,525)
Return of investment in unconsolidated entities	13,858	39,221	—
Investment in real estate-related securities	(163,881)	(558,218)	(321,169)
Investment in liquid corporate senior loans	(121,287)	(179,714)	(406,694)
Investment in corporate senior loans	(154,060)	(74,801)	—
Investment in real estate assets and capital expenditures	(12,505)	(23,776)	(76,283)
Investment in first mortgage loans	(477,275)	(1,333,298)	(1,805,324)
Origination, modification and exit fees received on loans held-for-investment	2,449	13,978	17,030
Principal payments received on loans held-for-investment	196,980	172,602	326,062
Principal payments received on real estate-related securities	60,159	17,161	38
Net proceeds from sale of real estate-related securities	77,385	132	256,841
Net proceeds from disposition of real estate assets and condominium developments	966,874	1,315,176	513,528
Net proceeds from sale of liquid corporate senior loans	210,807	60,027	69,959
Redemption of investment in unconsolidated entities	—	60,663	—
Proceeds from the settlement of insurance claims	—	619	63
Net cash provided by (used in) investing activities	559,473	(576,528)	(1,469,230)

CIM REAL ESTATE FINANCE TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) — Continued

	Year Ended December 31,
	2023	2022	2021
Cash flows from financing activities:
Redemptions of common stock	$(44,445)	$(39,389)	$(22,041)
Distributions to stockholders	(141,818)	(124,038)	(105,978)
Proceeds from borrowings	545,865	2,492,110	3,159,650
Repayments of borrowings, and prepayment penalties	(1,051,669)	(1,874,690)	(1,648,775)
Termination of interest rate swaps	—	(239)	(6,401)
Payment of loan deposits	—	—	(800)
Refund of loan deposits	—	—	865
Deferred financing costs paid	(7,198)	(22,357)	(39,699)
Distributions to non-controlling interests	—	(1,147)	—
Net cash (used in) provided by financing activities	(699,265)	430,250	1,336,821
Net increase in cash and cash equivalents and restricted cash	83,988	32,421	15,765
Cash and cash equivalents and restricted cash, beginning of period	176,594	144,173	128,408
Cash and cash equivalents and restricted cash, end of period	$260,582	$176,594	$144,173
Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$247,500	$118,978	$107,381
Restricted cash	13,082	57,616	36,792
Total cash and cash equivalents and restricted cash	$260,582	$176,594	$144,173
The accompanying notes are an integral part of these consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION AND BUSINESS
CIM Real Estate Finance Trust, Inc. (the “Company”) is a non-exchange traded real estate investment trust (“REIT”) formed as a Maryland corporation on July 27, 2010, that elected to be taxed, and operates its business to qualify, as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2012. The Company seeks to attain attractive risk-adjusted returns and create long term value for its investors by investing in a diversified portfolio of senior secured mortgage loans, creditworthy long-term net-leased property investments and other senior loan and liquid credit investments. As of December 31, 2023, the Company’s loan portfolio consisted of 291 loans with a net book value of $4.3 billion, and investments in real estate-related securities of $519.7 million. The Company expects to conduct its commercial real estate lending business through CIM Commercial Lending REIT (“CLR”), a Maryland statutory trust and currently wholly owned subsidiary of the Company which the Company expects to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. As of February 29, 2024, CLR holds a diversified portfolio of approximately $1.6 billion of the Company’s senior secured mortgage loans and commercial mortgage-backed securities. As of December 31, 2023 the Company owned 192 properties, comprising approximately 6.2 million rentable square feet of commercial space located in 37 states. As of December 31, 2023, the rentable square feet at these properties were 99.9% leased, including month-to-month agreements, if any. As of December 31, 2023, the Company owned condominium developments with a net book value of $87.6 million.
A majority of the Company’s business is conducted through CIM Real Estate Finance Operating Partnership, LP, a Delaware limited partnership, of which the Company is the sole general partner and owns, directly or indirectly, 100% of the partnership interests.
The Company is externally managed by CIM Real Estate Finance Management, LLC, a Delaware limited liability company (“CMFT Management”), which is an affiliate of CIM Group, LLC (“CIM Group”). CIM Group is a vertically-integrated community-focused real estate and infrastructure owner, operator, lender and developer. CIM Group is headquartered in Los Angeles, CA, with offices in Atlanta, GA, Chicago, IL, Dallas, TX, London, UK, New York, NY, Orlando, FL, Phoenix, AZ, and Tokyo, Japan. CIM Group also maintains additional offices across the United States and in South Korea to support its platform.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s board of directors (the “Board”) establishes an updated estimated per share net asset value (“NAV”) of the Company’s common stock on at least an annual basis for purposes of assisting broker-dealers that participated in the Initial Offering in meeting their customer account reporting obligations under Financial Industry Regulatory Authority Rule 2231. Distributions are reinvested in shares of the Company’s common stock for participants in the DRIP at the estimated per share NAV as determined by the Board. Additionally, the estimated per share NAV as determined by the Board serves as the per share NAV for purposes of the share redemption program. As of December 31, 2023, the estimated per share NAV of the Company’s common stock was $6.31, which was established by the Board on November 9, 2023 using a valuation date of September 30, 2023. Subsequent to December 31, 2023, the Board established an updated estimated per share NAV of the Company’s common stock on February 29, 2024, using a valuation date of January 31, 2024, of $6.09 per share. Commencing on March 1, 2024, distributions are reinvested in shares of the Company’s common stock under the DRIP at a price of $6.09 per share and $6.09 per share serves as the most recent estimated per share NAV for purposes of the share redemption program. The Company’s estimated per share NAVs are not audited or reviewed by its independent registered public accounting firm.
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
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. The Company has chosen to break out the details of $165.2 million and $84.0 million of interest expense, net from other (expense) income, net into expenses in the Company’s consolidated statements of operations for the years ended December 31, 2022 and December 31, 2021, respectively, driven by the Company’s current investment portfolio composition being predominantly comprised of credit investments. This reclassification of interest expense, net did not have an impact on net income or cash flow from operating activities.
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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, lease concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; significant increases to budgeted costs for units under development; and a reduction in prevailing market values for assets being considered for disposition. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. The Company’s impairment assessment as of December 31, 2023 was based on the most current information available to the Company, including expected holding periods. If the Company’s expected holding periods for assets change, subsequent tests for impairment could result in additional impairment charges in the future. The assumptions and uncertainties utilized in the evaluation of the impairment of real estate assets are discussed in detail in Note 3 — Fair Value Measurements. See also Note 4 — Real Estate Assets for further discussion regarding real estate investment activity.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the assets related to the property and estimate its fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount is then recorded to reflect the estimated fair value of the property, net of selling costs. As of December 31, 2023 and 2022, the Company did not identify any real estate assets as held for sale.
Dispositions of Real Estate Assets
Gains and losses from dispositions are recognized once the various criteria relating to the terms of sale and any subsequent involvement by the Company with the asset sold are met. A discontinued operation includes only the disposal of a component of an entity and represents a strategic shift that has (or will have) a major effect on an entity’s financial results. Given the Company’s current asset portfolio and strategy, the Company’s dispositions during the years ended December 31, 2023 and 2022 did not qualify for discontinued operations presentation and thus, the results of the properties and condominiums that were sold will not be reported as discontinued operations, and any associated gains or losses from the dispositions are included in gain on disposition of real estate and condominium developments, net. See Note 4 — Real Estate Assets for a discussion of the disposition of individual properties and condominiums during the year ended December 31, 2023.
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
Investment in Unconsolidated Entities
The Company is engaged in an unconsolidated joint venture arrangement through CIM NP JV Holdings, LLC (“NP JV Holdings”) (the “Unconsolidated Joint Venture”), of which it owns, indirectly through CMFT MT JV Holdings, LLC and CLR NP Holdings, LLC, a subsidiary of CLR, approximately 50% of the outstanding equity. Through the Unconsolidated Joint Venture, which holds approximately 91% of the membership interest in NewPoint JV, LLC (the “NewPoint JV”) pursuant to the terms of the Operating Agreement entered into between the Unconsolidated Joint Venture and NewPoint Bridge Lending, LLC, the Company indirectly owns approximately 45% of the outstanding equity of the NewPoint JV on a fully diluted basis. The Company accounts for its investment under the equity method. The equity method of accounting requires the investment to be initially recorded at cost, including transaction costs incurred to finalize the investment, and is subsequently adjusted for the Company’s share of equity in NP JV Holdings’ earnings and distributions, including unrealized gains and losses as a result of changes in fair value of the NewPoint JV. The Company records its share of NP JV Holdings’ profits or losses on a quarterly basis as an adjustment to the carrying value of the investment on the Company’s consolidated balance sheet and such share is recognized as a profit or loss on the consolidated statements of operations.

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
For more information, refer to Note 6 — Investment in Unconsolidated Entities.
Non-controlling Interest in Consolidated Joint Venture
From December 2021 to July 2022, the Company determined it had a controlling interest in a consolidated joint venture arrangement (the “Consolidated Joint Venture”) and, therefore, met the requirements for consolidation. During the year ended December 31, 2022, the Company recorded net income of $66,000 and paid distributions of $1.1 million to the non-controlling interest.
During the year ended December 31, 2022, the Company disposed of the underlying properties previously owned through the Consolidated Joint Venture, as further discussed in Note 4 — Real Estate Assets.
Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash in bank accounts, as well as investments in highly-liquid money market funds. The Company deposits cash with several high-quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company (“FDIC”) up to an insurance limit of $250,000. At times, the Company’s cash and cash equivalents may exceed federally insured levels. Although the Company bears risk on amounts in excess of those insured by the FDIC, it has not experienced and does not anticipate any losses due to the high quality of the institutions where the deposits are held. Included in cash and cash equivalents was $2.2 million and $19.8 million of unsettled liquid corporate senior loan purchases as of December 31, 2023 and 2022, respectively.
The Company had $13.1 million and $57.6 million in restricted cash as of December 31, 2023 and December 31, 2022, respectively. Included in restricted cash was $1.9 million and $15.4 million held by lenders in lockbox accounts, as of December 31, 2023 and 2022, respectively. As part of certain of the Company’s debt agreements, rents from certain encumbered properties and interest income from certain first mortgage loans are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess is disbursed to the Company. Also included in restricted cash was $2.0 million and $22.6 million of construction reserves, amounts held by lenders in escrow accounts for real estate taxes and other lender reserves for certain properties, in accordance with the associated lender’s loan agreement as of December 31, 2023 and 2022, respectively. In addition, the Company had a $9.2 million and a $19.6 million deposit held as cash collateral included in restricted cash as of December 31, 2023 and December 31, 2022, respectively, to be applied by Barclays Bank PLC (“Barclays”) as repayment of certain eligible assets transferred under the Master Repurchase Agreement (as defined in Note 10 — Repurchase Facilities, Notes Payable and Credit Facilities) with Barclays.
Real Estate-Related Securities
Real estate-related securities consists primarily of the Company’s investments in commercial mortgage-backed securities (“CMBS”) and equity securities. The Company determines the appropriate classification for real estate-related securities at the time of purchase and reevaluates such designation as of each balance sheet date.
As of December 31, 2023, the Company classified its investments in CMBS as available-for-sale as the Company is not actively trading the securities; however, the Company may sell them prior to their maturity. These investments are carried at their estimated fair value with unrealized gains and losses reported in other comprehensive (loss) income. The amortized cost of the Company’s CMBS is adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method.
In addition, the Company had an investment in an equity security as of December 31, 2023, which is comprised of Global Net Lease, Inc.’s common stock (“GNL Common Stock”). The GNL Common Stock was converted from RTL Common Stock, which was received as consideration in connection with the RTL Purchase and Sale Agreement (both of which are defined in Note 4 — Real Estate Assets), upon the consummation of the transactions pursuant to the agreement and plan of merger by and among Global Net Lease, Inc. (NASDAQ: GNL) (“GNL”) and The Necessity Retail REIT, Inc. (NASDAQ: RTL) (“RTL”), among others. The RTL Common Stock was cancelled in accordance with the terms of the aforementioned agreement and plan

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of merger and was converted into 0.670 shares of GNL Common Stock during the year ended December 31, 2023. This investment is carried at its estimated fair value with unrealized gains and losses reported on the consolidated statements of operations. During the years ended December 31, 2023 and 2022, the Company earned $5.6 million and $4.1 million, respectively, of dividend income on GNL Common Stock, which is included in other (expense) income, net on the consolidated statements of operations.
The Company monitors its CMBS for changes in fair value. A loss is recognized when the Company determines that a decline in the estimated fair value of a security below its amortized cost has resulted from a credit loss or other factors, such as market conditions. Such losses that are credit related are recorded as a current expected credit loss in increase in provision for credit losses on the Company’s consolidated statements of operations. Subsequent cumulative adverse changes in expected cash flows on the Company’s CMBS are recognized as an increase to current expected credit losses. However, the allowance is limited to the amount by which the CMBS’ amortized cost exceeds its fair value. Favorable changes in expected cash flows are recognized as a decrease to current expected credit losses. For additional information regarding the Company’s process for estimating current expected credit losses for its real estate-related securities, see the Current Expected Credit Losses section below.
Interest earned is either received in cash or capitalized to CMBS in the Company’s consolidated balance sheets. Interest is capitalized when certain conditions are met as specified in each security agreement.
Loans Held-for-Investment
The Company’s loans held-for-investment include loans related to real estate assets, as well as credit investments, including commercial mortgage loans and other loans and securities related to commercial real estate assets, as well as corporate loan opportunities that are consistent with the Company’s investment strategy and objectives. The Company intends to hold the loans held-for-investment for the foreseeable future or until maturity. Loans held-for-investment are carried on the Company’s consolidated balance sheets at amortized cost, net of any current expected credit losses and are adjusted for amortization of premiums and accretion of discounts to maturity.
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
Current Expected Credit Losses
The Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”), on January 1, 2020. Current expected credit losses (“CECL”) required under ASU 2016-13 reflects the Company’s current estimate of potential credit losses related to the Company’s loans held-for-investment and CMBS included in the consolidated balance sheets. Changes to current expected credit losses are recognized through net income on the Company’s consolidated statements of operations. While ASU 2016-13 does not require any particular method for determining current expected credit losses, it does specify current expected credit losses should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, and reasonable and supportable forecasts for the duration of each respective loan. In addition, other than a few narrow exceptions, ASU 2016-13 requires that all financial instruments subject to the credit loss model should have some amount of loss reserve to reflect the GAAP principal underlying the credit loss model that all loans, debt securities, and similar assets have some inherent risk of loss, regardless of credit quality, subordinate capital, or other mitigating factors.
The Company estimates the current expected credit loss for its first mortgage loans primarily using the Weighted Average Remaining Maturity method, which has been identified as an acceptable method for estimating CECL reserves in the Financial Accounting Standards Board (“FASB”) Staff Q&A Topic 326, No. 1. This method requires the Company to reference historic loan loss data across a comparable data set and apply such loss rate to each loan investment over its expected remaining term, taking into consideration expected economic conditions over the relevant timeframe. The Company considers loan investments that are both (i) expected to be substantially repaid through the operation or sale of the underlying collateral, and (ii) for which the borrower is experiencing financial difficulty, to be “collateral-dependent” loans. For such loans that the Company determines that foreclosure of the collateral is probable, the Company measures the expected losses based on the difference between the fair value of the collateral less costs to sell and the amortized cost basis of the loan as of the measurement date. For

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

collateral-dependent loans that the Company determines foreclosure is not probable, the Company applies a practical expedient to estimate expected losses using the difference between the collateral’s fair value and the amortized cost basis of the loan. For the Company’s liquid corporate senior loans and corporate senior loans, the Company uses a probability of default and loss given default method using a comparable data set. The Company may use other acceptable alternative approaches in the future depending on, among other factors, the type of loan, underlying collateral, and availability of relevant historical market loan loss data.
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
3-Satisfactory — Acceptable asset quality, somewhat strained liquidity, minimal leverage capacity. A “3” rating is at times characterized by acceptable cash flows from operations. The trends and conditions of the credit’s operations and balance sheet are neutral. Collateral performance, if appropriate, meets or is on track to meet underwriting; business plan can reasonably be achieved;
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
In estimating credit losses related to real estate-related securities, management considers a variety of factors, including, but not limited to, the extent to which the fair value is less than the amortized cost basis, recent events specific to the security, industry or geographic area, the payment structure of the security, the failure of the issuer of the security to make scheduled interest or principal payments, and external credit ratings and recent changes in such ratings. Credit losses, if any, are estimated by calculating the difference between (i) the present value of estimated cash flows expected to be collected from the security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, and (ii) the net amortized cost basis of the security. Significant judgment is used in estimating future cash flows for the Company’s real estate-related securities.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred Financing Costs
Deferred financing costs represent commitment fees, legal fees and other costs associated with obtaining commitments for financing. These costs are amortized to interest expense over the terms of the respective financing agreements using the straight-line method, which approximates the effective interest method. Unamortized deferred financing costs are written off when the associated debt is extinguished or repaid before maturity. The presentation of all deferred financing costs, other than those associated with the revolving loan portion of the credit facilities, are classified such that the debt issuance costs related to a recognized debt liability are presented on the consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability rather than as an asset. Debt issuance costs related to securing a revolving line of credit are presented as an asset and amortized ratably over the term of the line of credit arrangement. As such, the Company’s current and corresponding prior period total deferred costs, net in the accompanying consolidated balance sheets relate only to the revolving loan portion of the credit facilities and the historical presentation, amortization and treatment of unamortized costs are still applicable. As of December 31, 2023 and 2022, the Company had $12.1 million and $16.4 million, respectively, of deferred financing costs, net of accumulated amortization, related to the revolving loan portion of the credit facilities. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined the financing will not close.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Development Activities
Project costs and expenses, including interest incurred, associated with the development, construction and lease-up of a real estate project are capitalized as construction in progress. For additional information, refer to Note 4 — Real Estate Assets.
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
Revenue from lending activities
Interest income from the Company’s loans held-for-investment and CMBS is recognized using the effective interest method (or the modified straight-line method when it is materially consistent with the effective interest method). Interest income is comprised of interest earned on credit investments and the accretion and amortization of net loan origination fees and discounts recognized through the life of each investment. Interest income on loans is accrued as earned, with the accrual of interest suspended when the related loan becomes a nonaccrual loan. Interest income on the Company’s liquid corporate senior loans and corporate senior loans is accrued as earned beginning on the settlement date. Upon the sale of a security, the realized net gain or loss is computed on the specific identification method.
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
Earnings (Loss) and Distributions Per Share
Earnings (loss) per share are calculated based on the weighted average number of shares of common stock outstanding during each period presented. Diluted income (loss) per share considers the effect of any potentially dilutive share equivalents,

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of which the Company had none for each of the years ended December 31, 2023, 2022 or 2021. Distributions per share are calculated based on the authorized monthly distribution rate.
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
On March 31, 2022, the FASB issued ASU No. 2022-02, Troubled Debt Restructurings and Vintage Disclosures (Topic 326) (“ASU 2022-02”). ASU 2022-02 eliminates the recognition and measurement guidance for troubled debt restructurings (“TDRs”) and, instead, requires that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The ASU also enhances existing disclosure requirements and introduces new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. The ASU became effective for the Company beginning January 1, 2023 and is generally to be applied prospectively. ASU 2022-02 did not have an impact on the Company’s consolidated financial statements for the year ended December 31, 2023.
In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). The amendments in this update clarify the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual sale restrictions and introduce new disclosure requirements related to such equity securities. The amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those annual periods, with early adoption permitted. The Company does not believe the adoption of ASU 2022-03 will have an impact on its consolidated financial statements and disclosures.
In August 2023, the FASB issued ASU No. 2023-05, Business Combinations-Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement (“ASU 2023-05”). ASU 2023-05 applies to the formation of a joint venture and requires a joint venture to initially measure all contributions received upon its formation at fair value. The guidance is intended to reduce diversity in practice and provide users of joint venture financial statements with more decision-useful information. The amendments are effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. The Company does not believe the adoption of ASU 2023-05 will have a material impact on its consolidated financial statements and disclosures.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 enhances the disclosures required for reportable segments on an annual and interim basis. ASU 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023, for interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company does not expect the adoption of ASU 2023-07 to have a material impact on its consolidated financial statements and disclosures.
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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Real estate-related securities — The Company generally determines the fair value of its CMBS by utilizing broker-dealer quotations, reported trades or valuation estimates from pricing models to determine the reported price. Pricing models for CMBS are generally discounted cash flow models that usually consider the attributes applicable to a particular class of security (e.g., credit rating, seniority), current market data, and estimated cash flows for each class and incorporate deal collateral performance such as prepayment speeds and default rates, as available. Depending upon the significance of the fair value inputs used in determining these fair values, these securities are valued using Level 1, Level 2 or Level 3 inputs. A breakout of the Company’s CMBS Level 2 and Level 3 positions as of December 31, 2023 and 2022 can be found in the tables under Items Measured at Fair Value on a Recurring Basis below.
The Company’s equity security investment is valued using Level 1 inputs. The estimated fair value of the Company’s equity security is based on quoted market prices that are readily and regularly available in an active market.
Credit facilities and notes payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of December 31, 2023, the estimated fair value of the Company’s debt was $3.83 billion, compared to a carrying value of $3.94 billion. The estimated fair value of the Company’s debt as of December 31, 2022 was $4.32 billion, compared to a carrying value of $4.44 billion.
Derivative instruments — The Company’s derivative instruments were comprised of interest rate caps. All derivative instruments were carried at fair value and were valued using Level 2 inputs. The fair value of these instruments was determined using interest rate market pricing models. In addition, credit valuation adjustments were incorporated into the fair values to account for the Company’s potential nonperformance risk and the performance risk of the respective counterparties.
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2023 and 2022, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Loans held-for-investment — The Company’s loans held-for-investment are recorded at cost upon origination, net of loan origination fees and discounts. The Company estimates the fair value of its loans held-for-investment by performing a present value analysis for the anticipated future cash flows using an appropriate market discount rate taking into consideration the credit risk. The Company has determined that its commercial real estate (“CRE”) loans held-for-investment and corporate senior loans are classified in Level 3 of the fair value hierarchy. The Company’s liquid corporate senior loans are classified as Level 2 or Level 3 depending on the number of market quotations or indicative prices from pricing services that are available, and whether the depth of the market is sufficient to transact at those prices in amounts approximating the Company’s investment position at the measurement date. As of December 31, 2023, $445.7 million and $70.2 million of the Company’s liquid corporate senior

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

loans were classified in Level 2 and Level 3 of the fair value hierarchy, respectively. As of December 31, 2022, $494.4 million and $168.0 million of the Company’s liquid corporate senior loans were classified in Level 2 and Level 3 of the fair value hierarchy, respectively. As of December 31, 2023, the estimated fair value of the Company’s loans held-for-investment and related receivables, net was $4.32 billion, compared to its carrying value of $4.26 billion. As of December 31, 2022, the estimated fair value of the Company’s loans held-for-investment and related receivables, net was $3.98 billion, compared to its carrying value of $4.00 billion.
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
Items Measured at Fair Value on a Recurring Basis
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets that are required to be measured at fair value on a recurring basis as of December 31, 2023 and 2022 (in thousands):

	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
CMBS	$476,715	$—	$347,634	$129,081
Equity security	42,999	42,999	—	—
Total financial assets	$519,714	$42,999	$347,634	$129,081

	Balance as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
CMBS	$538,142	$—	$348,241	$189,901
Equity security	38,249	38,249	—	—
Interest rate caps	5,040	—	5,040	—
Total financial assets	$581,431	$38,249	$353,281	$189,901

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following are reconciliations of the changes in financial assets with Level 3 inputs in the fair value hierarchy for the years ended December 31, 2023 and 2022 (in thousands):

Level 3
Beginning Balance, January 1, 2022	$105,361
Total gains and losses:
Unrealized loss included in other comprehensive (loss) income, net	(13,426)
Purchases and payments received:
Conversion of preferred units (1)	(68,243)
Purchases	4,752
Discounts, net	1,254
Capitalized interest income	1,110
Net transfers (2)	159,093
Balance, December 31, 2022	$189,901
Total gains and losses:
Unrealized loss included in other comprehensive (loss) income, net	(43,258)
Current expected credit losses (3)	(28,789)
Purchases and payments received:
Discounts, net	10,067
Capitalized interest income	1,160
Ending Balance, December 31, 2023	$129,081
____________________________________
(1)Reflects the Company’s investment in preferred units which matured during the year ended December 31, 2022 and was redeemed in exchange for an investment in a first mortgage loan. Refer to Note 8 — Loans Held-For-Investment for further discussion.
(2)One of the Company’s CMBS instruments in two different tranches was transferred into Level 3 during the year ended December 31, 2022 due to a decrease in transparency of inputs and observable prices in the market.
(3)Does not include $7.1 million of unrealized losses recognized prior to January 1, 2023 that were reclassified from other comprehensive loss on the consolidated statements of comprehensive (loss) income to increase in provision for credit losses on the consolidated statements of operations during the year ended December 31, 2023.
Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)
Certain financial and nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The Company’s process for identifying and recording impairment related to credit investments, real estate assets and intangible assets is discussed in Note 2 — Summary of Significant Accounting Policies.
As of December 31, 2023, the Company had an aggregate $57.8 million asset-specific credit loss reserve related to two of the Company’s first mortgage loans with an aggregate carrying value of $263.4 million. The asset-specific credit loss reserve was recorded based on the Company’s estimation of the fair value of the first mortgage loans’ aggregate underlying collateral as of December 31, 2023. These loans are therefore measured at fair value on a nonrecurring basis using significant unobservable inputs, and are classified as Level 3 assets in the fair value hierarchy. The Company considered a variety of inputs including property performance, market data and comparable sales, as applicable. The significant unobservable inputs used include the terminal capitalization rate, which ranged from 7.5% to 8.0%, and the discount rate, which ranged from 8.5% to 9.5%. For additional information regarding the first mortgage loans, refer to Note 8 — Loans Held-For-Investment. During the years ended December 31, 2022 and December 31, 2021, the Company had no asset-specific credit loss reserves related to the Company’s first mortgage loans.
As discussed in Note 4 — Real Estate Assets, during the year ended December 31, 2023, real estate assets related to six properties were deemed to be impaired due to sales prices or revised cash flow estimates that were less than their respective carrying values, and their carrying values were reduced to an estimated fair value of $79.8 million, resulting in impairment charges of $20.4 million. Additionally, during the year ended December 31, 2023, certain condominium units were deemed to be impaired, primarily due to a decrease in expected sales prices and an increase in budgeted costs for certain units under development, and their carrying values were reduced to their estimated fair value, resulting in impairment charges of

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

$14.7 million. During the year ended December 31, 2022, real estate assets related to 23 properties were deemed to be impaired, all of which were due to sales prices that were less than their respective carrying values, and their carrying values were reduced to an estimated fair value of $123.9 million, resulting in impairment charges of $16.2 million. Additionally, during the year ended December 31, 2022, certain condominium units were deemed to be impaired, primarily due to a decrease in list prices and an increase in budgeted costs for certain units under development, and their carrying values were reduced to their estimated fair value, resulting in impairment charges of $16.1 million. During the year ended December 31, 2021, real estate assets related to 12 properties were deemed to be impaired, of which impairment at eight properties was due to sales prices that were less than their respective carrying values and impairment at four properties was due to vacancy, and their carrying values were reduced to an estimated fair value of $48.9 million, resulting in impairment charges of $6.0 million. Additionally, during the year ended December 31, 2021, certain condominium units were deemed to be impaired due to an increase in budgeted costs for certain units under development, and their carrying values were reduced to their estimated fair value, resulting in impairment charges of $12.1 million. The Company estimates fair values using Level 3 inputs and a combined income and market approach, specifically using discounted cash flow analysis and recent comparable sales transactions. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgment and to make certain key assumptions, including, but not limited to, the following: (1) terminal capitalization rates; (2) discount rates; (3) the number of years the property will be held; (4) property operating expenses; and (5) re-leasing assumptions, including the number of months to re-lease, market rental income and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and the future performance and sustainability of the Company’s tenants. The Company determined that the selling prices used to determine the fair values were Level 2 inputs.
The following summarizes the ranges of discount rates and terminal capitalization rates used for the Company’s impairment test for the real estate assets during the years ended December 31, 2023 and 2022:

Year Ended December 31, 2023		Year Ended December 31, 2022
Discount Rate	Terminal Capitalization Rate	Discount Rate	Terminal Capitalization Rate
7.5% - 11.9%	7.0% - 11.4%	8.0% - 9.7%	7.5% - 9.2%
The following table presents the impairment charges by asset class recorded during the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Asset class impaired:
Land	$4,980	$3,553	$1,089
Buildings, fixtures and improvements	13,841	11,081	4,755
Intangible lease assets	1,568	1,550	311
Intangible lease liabilities	15	—	(162)
Condominium developments	14,675	16,137	12,085
Total impairment loss	$35,079	$32,321	$18,078
NOTE 4 — REAL ESTATE ASSETS
Property Acquisitions
During the years ended December 31, 2023 and 2022, the Company did not acquire any properties.
During the year ended December 31, 2021, the Company acquired 115 commercial properties in connection with the merger with CIM Income NAV, Inc. (the “CIM Income NAV Merger”) for an aggregate purchase price of $911.3 million (the “2021 Property Acquisitions”), which includes $5.0 million of external acquisition-related expenses that were capitalized. The Company funded the 2021 Property Acquisitions acquired in connection with the CIM Income NAV Merger with the consideration received in connection with the CIM Income NAV Merger. Five of the 2021 Property Acquisitions with a fair value of $66.5 million were classified as held for sale in connection with the RTL Purchase and Sale Agreement (as defined below) as of December 31, 2021.
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
____________________________________
(1)The amortization period for acquired in-place leases and other intangibles is 10.2 years.
(2)The amortization period for acquired above-market leases is 13.5 years.
(3)The amortization period for acquired intangible lease liabilities is 14.8 years.
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
Condominium Development Project
During the years ended December 31, 2023 and 2022, the Company capitalized $12.0 million and $14.0 million, respectively, of expenses associated with the development of condominiums acquired via foreclosure, which is included in condominium developments in the accompanying consolidated balance sheets. Included in the amounts capitalized during the years ended December 31, 2023 and 2022 was $1.0 million and $1.7 million, respectively, of capitalized interest expense.
Condominium Dispositions
During the year ended December 31, 2023, the Company disposed of condominium units for an aggregate sales price of $51.2 million, resulting in proceeds of $47.1 million after closing costs and a gain of $3.6 million. During the year ended December 31, 2022, the Company disposed of condominium units for an aggregate sales price of $40.7 million, resulting in proceeds of $33.0 million after closing costs and a gain of $4.1 million. During the year ended December 31, 2021, the Company disposed of condominium units for an aggregate sales price of $42.3 million, resulting in proceeds of $37.8 million after closing costs and a gain of $5.9 million. The Company has no continuing involvement that would preclude sale treatment with these condominium units. The gain on sale of condominium units is included in gain on disposition of real estate and condominium developments, net in the consolidated statements of operations.
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
During the year ended December 31, 2023, the Company disposed of 188 properties, including 184 retail properties, three industrial properties and one office building, for an aggregate gross sales price of $925.9 million, resulting in net proceeds of $914.4 million after closing costs and a net gain of $44.4 million. The sale of 178 of these properties closed pursuant to the

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Realty Income Purchase and Sale Agreement for total consideration of $861.0 million, resulting in proceeds of $852.6 million after closing costs and a gain of $32.3 million. No properties are remaining to be sold pursuant to the Realty Income Purchase and Sale Agreement. The Company has no continuing involvement that would preclude sale treatment with these properties. The gain on sale of real estate is included in gain on disposition of real estate and condominium developments, net in the consolidated statements of operations.
2022 Property Dispositions
On December 20, 2021, certain subsidiaries of the Company entered into an Agreement of Purchase and Sale, as amended (the “RTL Purchase and Sale Agreement”), with American Finance Trust, Inc. (subsequently RTL), American Finance Operating Partnership, L.P. (subsequently known as The Necessity Retail REIT Operating Partnership, L.P.) (“RTL OP”), and certain of their subsidiaries (collectively, the “Purchaser”) to sell to the Purchaser 79 shopping centers and two single-tenant properties encompassing approximately 9.5 million gross rentable square feet of commercial space across 27 states for total consideration of $1.32 billion (the “Purchase Price”). The Purchase Price included the Purchaser’s option to seek the assumption of certain existing debt, and the Purchaser’s issuance of up to $53.4 million in value of RTL’s Class A common stock, par value $0.01 per share (“RTL Common Stock”) (now GNL Common Stock; refer to Note 2 — Summary of Significant Accounting Policies for additional information), or Class A units in RTL OP (“RTL OP Units”), subject to certain limits described more fully in the RTL Purchase and Sale Agreement.
During the year ended December 31, 2022, the Company disposed of 134 properties, including 69 retail properties, 56 anchored shopping centers, six industrial properties and three office buildings, and an outparcel of land for an aggregate gross sales price of $1.69 billion, resulting in net proceeds of $1.69 billion after closing costs and a gain of $117.8 million. Included in this amount of properties disposed were the two properties previously owned through the Consolidated Joint Venture. The sale of 81 of these properties closed pursuant to the RTL Purchase and Sale Agreement for total consideration of $1.33 billion, which consisted of $1.28 billion in cash proceeds and $53.4 million of RTL Common Stock, which shares were subsequently registered and are now freely tradable. Such shares are included in real estate-related securities in the consolidated balance sheets. During the year ended December 31, 2022, the Company recognized earnout income of $70.0 million related to the disposition of properties pursuant to the RTL Purchase and Sale Agreement, and recorded a related receivable of $12.2 million, which is included in prepaid expenses and other assets in the consolidated balance sheets as of December 31, 2022. Subsequent to December 31, 2022, the Company collected the $12.2 million earnout income related receivable in full. The Company has no continuing involvement that would preclude sale treatment with these properties. The gain on sale of real estate, including the earnout income, is included in gain on disposition of real estate and condominium developments, net in the consolidated statements of operations.
During the year ended December 31, 2023, the Company received $5.3 million in additional earnout proceeds upon the settlement of earnout claims related to the disposition of the properties pursuant to the RTL Purchase and Sale Agreement, which is included in gain on disposition of real estate and condominium developments, net in the consolidated statements of operations.
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
During the year ended December 31, 2023, six properties totaling approximately 377,000 square feet with a carrying value of $100.2 million were deemed to be impaired and their carrying values were reduced to an estimated fair value of $79.8 million, resulting in impairment charges of $20.4 million, which were recorded in the consolidated statements of operations. Additionally, during the year ended December 31, 2023, certain condominium units were deemed to be impaired

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and their carrying values were reduced to their estimated fair value, resulting in impairment charges of $14.7 million, which were recorded in the consolidated statements of operations.
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
See Note 3 — Fair Value Measurements for a further discussion regarding impairment charges during the years ended December 31, 2023, 2022 and 2021.
NOTE 5 — INTANGIBLE LEASE ASSETS AND LIABILITIES
Intangible lease assets and liabilities consisted of the following as of December 31, 2023 and 2022 (in thousands, except weighted average life remaining):

	As of December 31,
	2023	2022
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $49,737 and $86,881, respectively (with a weighted average life remaining of 11.2 years and 11.1 years, respectively)	$97,537	$174,954
Acquired above-market leases, net of accumulated amortization of $3,029 and $4,210, respectively (with a weighted average life remaining of 11.1 years and 12.9 years, respectively)	3,914	10,639
Total intangible lease assets, net	$101,451	$185,593
Intangible lease liabilities:
Acquired below-market leases, net of accumulated amortization of $5,136 and $5,575, respectively (with a weighted average life remaining of 12.1 years and 12.4 years, respectively)	$13,354	$19,054
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
The following table summarizes the amortization related to the intangible lease assets and liabilities for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
In-place lease and other intangible amortization	$13,889	$24,629	$28,994
Above-market lease amortization	$574	$1,152	$2,379
Below-market lease amortization	$1,348	$1,990	$5,393

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2023, the estimated amortization relating to the intangible lease assets and liabilities is as follows (in thousands):

	Amortization
Year Ending December 31,	In-Place Leases and Other Intangibles	Above-Market Leases	Below-Market Leases
2024	$11,052	$424	$1,126
2025	10,658	424	1,120
2026	9,468	379	1,120
2027	9,073	356	1,120
2028	8,099	343	1,120
Thereafter	49,187	1,988	7,748
Total	$97,537	$3,914	$13,354
NOTE 6 — INVESTMENT IN UNCONSOLIDATED ENTITIES
During the year ended December 31, 2021, the Company entered into the Unconsolidated Joint Venture, of which the Company owns, indirectly through CMFT MT JV Holdings, LLC and CLR NP Holdings, LLC, a subsidiary of CLR, approximately 50% of the outstanding equity. The Unconsolidated Joint Venture holds approximately 91% of the membership interest in the NewPoint JV. Through the Unconsolidated Joint Venture, the Company has an approximate 45% interest in the NewPoint JV and accounts for its investment under the equity method. The primary purpose of the NewPoint JV is to source, underwrite, close and service on an ongoing basis multifamily bridge loans, participation interests, and other debt instruments such as loans. As of December 31, 2023 and 2022, the carrying value of the Company’s investment in NP JV Holdings was $126.8 million and $100.6 million, respectively, which approximates fair value and is included in investment in unconsolidated entities on the consolidated balance sheets. The Company recorded a gain totaling $11.7 million and $6.8 million, which represented its share of NP JV Holdings’ gain, during the years ended December 31, 2023 and 2022, respectively, in the consolidated statements of operations. During the year ended December 31, 2023, the Company contributed an additional $40.0 million in NP JV Holdings. The Company also received $25.6 million in distributions during the year ended December 31, 2023, $15.8 million of which can be called back by NewPoint JV through NP JV Holdings as a capital call on a future date. Further, of the $25.6 million in distributions received during the year ended December 31, 2023, $11.7 million was recognized as a return on investment and $13.9 million was recognized as a return of investment and reduced the invested capital and the carrying amount. As of December 31, 2023, the Company had $88.4 million of unfunded commitments related to NewPoint JV. These commitments are not reflected in the accompanying consolidated balance sheets.
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
During the years ended December 31, 2022 and 2021, the Company recognized an equity method net gain of $5.2 million and $606,000, respectively, related to its investment in CIM UII Onshore, in the consolidated statements of operations. The Company recognized distributions of $531,000 related to its investment in CIM UII Onshore during the year ended December 31, 2022, all of which was recognized as a return on investment. On March 31, 2022, the Company fully redeemed its $60.7 million investment in CIM UII Onshore, which represented less than 5% ownership of CIM UII Onshore and approximated fair value.
NOTE 7 — REAL ESTATE-RELATED SECURITIES
As of December 31, 2023, the Company had real estate-related securities with an aggregate estimated fair value of $519.7 million, which included 22 CMBS investments and an investment in a publicly-traded equity security. The CMBS investments have initial maturity dates ranging from December 2023 through June 2058 and have interest rates ranging from 6.9% to 12.7% as of December 31, 2023, with one CMBS earning a zero coupon rate. As of December 31, 2023, two tranches of a CMBS position held by the Company did not mature as anticipated in December 2023 and were therefore in maturity default as of

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2023. The following is a summary of the Company’s real estate-related securities as of December 31, 2023 (in thousands):

	Real Estate-Related Securities
	Amortized Cost Basis	Unrealized Loss	CECL	Fair Value
CMBS	$593,647	$(81,124)	$(35,808)	$476,715
Equity security	53,388	(10,389)	—	42,999
Total real estate-related securities	$647,035	$(91,513)	$(35,808)	$519,714
The following table provides the activity for the real estate-related securities during the years ended December 31, 2023 and 2022 (in thousands):

	Amortized Cost Basis	Unrealized Gain (Loss)	CECL	Fair Value
Real estate-related securities as of January 1, 2022	$102,674	$2,797	$—	$105,471
Face value of real estate-related securities acquired	640,793	—	—	640,793
Investment in preferred units, net (1)	(63,490)	—	—	(63,490)
Premiums and discounts on purchase of real estate-related securities, net of acquisition costs	(33,939)	—	—	(33,939)
Amortization of discount on real estate-related securities	10,160	—	—	10,160
Realized gain on sale of real estate-related securities	(110)	(22)	—	(132)
Capitalized interest income on real estate-related securities	1,110	—	—	1,110
Principal payments received on real estate-related securities	(17,161)	—	—	(17,161)
Unrealized loss on real estate-related securities	—	(66,421)	—	(66,421)
Real estate-related securities as of January 1, 2023	640,037	(63,646)	—	576,391
Face value of real estate-related securities acquired	166,835	—	—	166,835
Discounts on purchase of real estate-related securities, net of acquisition costs	(2,953)	—	—	(2,953)
Amortization of discount on real estate-related securities	18,912	—	—	18,912
Sale of real estate-related securities	(116,797)	39,412	—	(77,385)
Capitalized interest income on real estate-related securities	1,160	—	—	1,160
Principal payments received on real estate-related securities (2)	(60,159)	—	—	(60,159)
Unrealized loss on real estate-related securities, net	—	(67,279)	—	(67,279)
Current expected credit losses	—	—	(35,808)	(35,808)
Real estate-related securities as of December 31, 2023	$647,035	$(91,513)	$(35,808)	$519,714
____________________________________
(1)Included in this balance is $68.2 million of the Company’s investment in preferred units which were redeemed during the year ended December 31, 2022 in exchange for an investment in a first mortgage loan, as further discussed in Note 8 — Loans Held-For-Investment.
(2)Includes the repayment of the Company’s position in two different tranches of a CMBS instrument prior to their stated maturity dates.
During the year ended December 31, 2023, the Company invested $163.9 million in CMBS. During the same period, the Company sold four CMBS with an aggregate amortized cost basis of $116.8 million, resulting in net proceeds of $77.4 million and a loss of $39.4 million, the loss of which was reclassified from other comprehensive (loss) income as an increase to other (expense) income, net in the accompanying consolidated statements of operations. Unrealized gains and losses on CMBS are recorded in other comprehensive (loss) income, with a portion of the amount subsequently reclassified into other income, net in the accompanying consolidated statements of operations as securities are sold and gains and losses are recognized. Unrealized gains and losses on the equity security are reported on the consolidated statements of operations. During the year ended December 31, 2023, the Company recorded $67.3 million of net unrealized loss on its real estate-related securities, $39.4 million of which was realized as a loss in the accompanying consolidated statements of operations upon the sale of CMBS as noted above. The remaining $27.8 million of net unrealized loss is comprised of a $32.6 million unrealized loss on CMBS, which is included in other comprehensive (loss) income in the accompanying consolidated statements of comprehensive (loss) income and a $4.8 million unrealized gain on the Company’s equity security, which is included in

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

unrealized gain (loss) on equity security in the accompanying consolidated statements of operations. During the year ended December 31, 2022, the Company recorded $66.4 million of unrealized loss on its real estate-related securities, $51.3 million of which is included in other comprehensive (loss) income in the accompanying consolidated statements of comprehensive (loss) income. The remaining $15.1 million of unrealized loss on the Company’s equity security is included in unrealized gain (loss) on equity security in the accompanying consolidated statements of operations.
The scheduled maturities of the Company’s CMBS as of December 31, 2023 are as follows (in thousands):

	CMBS
	Amortized Cost	Estimated Fair Value
Due within one year	$460,300	$356,075
Due after one year through five years	89,494	89,683
Due after five years through ten years	12,332	8,580
Due after ten years	31,521	22,377
Total	$593,647	$476,715
Actual maturities of real estate-related securities can differ from contractual maturities because borrowers on certain corporate credit securities may have the right to prepay their respective debt obligations at any time. In addition, factors such as prepayments and interest rates may affect the yields on such securities.
Current Expected Credit Losses
Current expected credit losses reflect the Company’s current estimate for potential credit losses related to real estate-related securities included in the Company’s consolidated balance sheets. Current expected credit losses are recorded in increase in provision for credit losses on the Company’s consolidated statements of operations. Refer to Note 2 — Summary of Significant Accounting Policies for further discussion of the Company’s current expected credit losses.
The following table presents the activity in the Company’s current expected credit losses related to its position in one of two different tranches of a CMBS instrument for the year ended December 31, 2023 and 2022 (in thousands):

CMBS
Current expected credit losses as of January 1, 2022	$—
Provision for credit losses	—
Current expected credit losses as of January 1, 2023	—
Provision for credit losses	35,808
Current expected credit losses as of December 31, 2023	$35,808
During the year ended December 31, 2023, the loan collateralizing one of the Company’s CMBS positions was transferred from the master servicer to a special servicer due to payment default generated by halted rent payments on the underlying office properties being mortgaged. In March 2023, the underlying collateral of the loan was appraised by the special servicer, resulting in an appraisal reduction representing approximately 44% of one of the CMBS position’s tranches in which the Company is invested. Though the appraisal reduction was subsequently reversed during the year ended December 31, 2023, the initial appraisal reduction resulted in reduced cash flows received from the respective CMBS investment during the year ended December 31, 2023. The Company considered various factors, including the factors noted above, in determining whether a credit loss existed. The present value of cash flows expected to be collected from the CMBS position did not exceed its amortized cost basis, and as such the Company determined the security had incurred a credit loss. In addition, as of December 31, 2023, the CMBS position was in maturity default as it did not mature as anticipated on the initial maturity date during December 2023. The Company does not intend to sell the CMBS position and it is not considered more likely than not that the Company will be forced to sell the security prior to recovering the amortized cost.
As a result of the credit loss incurred, the Company reclassified $13.6 million of unrealized loss from other comprehensive (loss) income on the consolidated statements of comprehensive (loss) income to increase in provision for credit losses on the consolidated statements of operations during the year ended December 31, 2023, and recorded an incremental $22.2 million to increase in provision for credit losses on the consolidated statements of operations identified as part of the Company’s quantitative credit loss assessment during the year ended December 31, 2023. As of December 31, 2023, the amortized cost basis of the CMBS position identified as having incurred a credit loss was $47.8 million. The Company will continue to monitor for changes in expected cash flows in order to continue to measure the credit loss.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2023, there were 15 CMBS positions with unrealized losses reflected in other comprehensive (loss) income in the accompanying consolidated statements of comprehensive (loss) income. Upon evaluating these securities, the Company concluded that the unrealized losses included in other comprehensive (loss) income as of December 31, 2023 were noncredit-related and would be recovered from the securities’ estimated future cash flows. The Company considered various factors in reaching this conclusion, including that the Company did not intend to sell the securities, it was not considered more likely than not that the Company would be forced to sell the securities prior to recovering the amortized cost, and there were no material credit events that would have caused the Company to conclude that the amortized cost would not be recovered.
NOTE 8 — LOANS HELD-FOR-INVESTMENT
The Company’s loans held-for-investment consisted of the following as of December 31, 2023 and 2022 (dollar amounts in thousands):

	As of December 31,
	2023	2022
First mortgage loans (1)	$3,648,351	$3,285,193
Total CRE loans held-for-investment and related receivables, net	3,648,351	3,285,193
Liquid corporate senior loans	537,990	701,540
Corporate senior loans	210,722	57,165
Loans held-for-investment and related receivables, net	$4,397,063	$4,043,898

Less: Current expected credit losses	(132,598)	(42,344)
Total loans held-for-investment and related receivables, net	$4,264,465	$4,001,554
____________________________________
(1)As of December 31, 2023, first mortgage loans included $20.2 million of contiguous mezzanine loan components that, as a whole, have expected credit quality similar to that of a first mortgage loan.
The following table details overall statistics for the Company’s loans held-for-investment as of December 31, 2023 and 2022 (dollar amounts in thousands):

	CRE Loans (1) (2)			Liquid Corporate Senior Loans		Corporate Senior Loans
	As of December 31,			As of December 31,		As of December 31,
	2023		2022	2023	2022	2023	2022
Number of loans	33		29	237	317	21	4
Principal balance	$3,669,116		$3,306,411	$543,837	$708,254	$214,650	$57,918
Net book value	$3,539,111		$3,264,841	$518,252	$680,345	$207,102	$56,368
Weighted-average interest rate (3)	8.7%		7.6%	9.3%	8.0%	11.9%	10.5%
Weighted-average maximum years to maturity	2.8	(4)	3.6	4.2	4.7	3.8	4.6
Unfunded loan commitments (5)	$241,708		304,649	$152	$1,425	$30,592	$4,324
____________________________________
(1)As of December 31, 2023, 100% of the Company’s CRE loans by principal balance earned a floating rate of interest, indexed to the Secured Overnight Financing Rate (“SOFR”).
(2)Maximum maturity date assumes all extension options are exercised by the borrowers and assumes all relevant conditions are met for such extensions; however, the loans may be repaid prior to such date.
(3)The weighted-average interest rate is based on the relevant floating benchmark plus a spread.
(4)As of December 31, 2023, two of the Company’s first mortgage loans were in maturity default. During January 2024, the loans were refinanced, each with a fully extended maturity date of January 7, 2028 and are no longer in maturity default. Upon the closings of each refinance, the accrued default interest was waived.
(5)Unfunded loan commitments are subject to the satisfaction of borrower milestones and are not reflected in the accompanying consolidated balance sheets. This balance does not include unsettled liquid corporate senior loan purchases of $2.2 million that are included in cash and cash equivalents in the accompanying consolidated balance sheets.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Activity relating to the Company’s loans held-for-investment portfolio was as follows for the years ended December 31, 2023 and 2022 (dollar amounts in thousands):

	CRE Loans	Liquid Corporate Senior Loans	Corporate Senior Loans	Total Loan Portfolio
Balance, January 1, 2022	$1,958,655	$650,245	$—	$2,608,900
Loan originations and acquisitions (1)	1,401,539	184,513	75,851	1,661,903
Sale of loans	—	(60,027)	—	(60,027)
Principal repayments received	(80,911)	(73,758)	(17,933)	(172,602)
Capitalized interest	62	—	—	62
Deferred fees and other items (2)	(13,978)	(5,856)	(1,050)	(20,884)
Accretion and amortization of fees and other items	9,896	1,152	297	11,345
Current expected credit losses (3)	(10,422)	(15,924)	(797)	(27,143)
Balance, January 1, 2023	3,264,841	680,345	56,368	4,001,554
Loan originations and acquisitions	483,099	125,107	157,918	766,124
Sale of loans	—	(210,807)	—	(210,807)
Principal repayments received (4)	(120,394)	(75,389)	(1,196)	(196,979)
Capitalized interest	—	—	10	10
Deferred fees and other items (2)	(8,273)	(4,480)	(3,858)	(16,611)
Accretion and amortization of fees and other items	8,726	2,019	683	11,428
Current expected credit losses (3)	(88,888)	1,457	(2,823)	(90,254)
Balance, December 31, 2023	$3,539,111	$518,252	$207,102	$4,264,465
____________________________________
(1)The Company’s investment in preferred units, which was previously recorded in real estate-related securities on the accompanying consolidated balance sheets, was redeemed during the year ended December 31, 2022 in exchange for an investment in a first mortgage loan. As of December 31, 2023, the converted investment in preferred units has an outstanding balance of $67.0 million and is included in the CRE loans balance with an all-in-rate of 12.2% and an initial maturity date of October 9, 2024.
(2)Other items primarily consist of purchase discounts or premiums and deferred origination expenses.
(3)Does not include current expected losses for unfunded or unsettled loan commitments. Such amounts are included in accrued expenses and accounts payable on the accompanying consolidated balance sheets.
(4)Includes the repayment of a $105.0 million first mortgage loan prior to the maturity date.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2023, our CRE loans had the following characteristics based on carrying values (dollar amounts in thousands):

Collateral Property Type	As of December 31, 2023
Office	$1,848,219	50.5%
Multifamily	1,171,128	32.1%
Industrial	344,772	9.5%
Hospitality	89,797	2.5%
Mixed Use	68,966	1.9%
Retail	64,747	1.8%
Self-Storage	60,722	1.7%
Total first mortgage loans	$3,648,351	100%
Less: current expected credit losses	(109,240)
Total first mortgage loans, net	$3,539,111

Geographic Location	As of December 31, 2023
South	$1,429,721	39.2%
West	1,126,178	30.9%
East	767,626	21.0%
Various	324,826	8.9%
Total first mortgage loans	$3,648,351	100%
Less: current expected credit losses	(109,240)
Total first mortgage loans, net	$3,539,111
Current Expected Credit Losses
Current expected credit losses reflect the Company’s current estimate of potential credit losses related to loans held-for-investment included in the Company’s consolidated balance sheets. Refer to Note 2 — Summary of Significant Accounting Policies for further discussion of the Company’s current expected credit losses.
The following table presents the activity in the Company’s current expected credit losses related to loans held-for-investment by loan type for the year ended December 31, 2023 and 2022 (dollar amounts in thousands):

	First Mortgage Loans	Unfunded First Mortgage Loans (1)	Liquid Corporate Senior Loans	Unfunded or Unsettled Liquid Corporate Senior Loans (1)	Corporate Senior Loans	Unfunded Corporate Senior Loans (1)	Total
Current expected credit losses as of December 31, 2021	$9,930	$—	$5,271	$—	$—	$—	$15,201
Provision for credit losses	10,422	1,890	15,924	377	797	66	29,476
Current expected credit losses as of December 31, 2022	20,352	1,890	21,195	377	797	66	44,677
Provision for (reversal of) credit losses	88,888	8,172	(1,457)	(374)	2,823	429	98,481
Current expected credit losses as of December 31, 2023	$109,240	$10,062	$19,738	$3	$3,620	$495	$143,158
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
During the year ended December 31, 2023, the Company recorded a net increase of $98.5 million in the current expected credit loss reserve against the loans held-for-investment portfolio, bringing the total current expected credit loss reserve on funded and unfunded commitments to $143.2 million. During the year ended December 31, 2022, the Company recorded a net increase of $29.5 million in the current expected credit loss reserve against the loans held-for-investment portfolio, bringing the total current expected credit loss reserve on funded and unfunded commitments to $44.7 million. The current expected credit loss reserve reflects certain loans assessed for impairment as well as macroeconomic and current portfolio conditions.

As of December 31, 2023, the Company had two collateral dependent risk-rated 5 first mortgage loan investments on nonaccrual status: (i) a $134.2 million commercial first mortgage loan on an office building in Massachusetts primarily due to a decrease in rent collection, reduced leasing activity, and stabilization costs required; and (ii) a $129.2 million commercial first mortgage loan on an office building in Virginia primarily due to slower than anticipated leasing activity driven by COVID-accelerated office trends and decreased in-place occupancy. Future interest collections related to these loans will be recognized as interest income on a cash basis. During the year ended December 31, 2023, the Company collected all anticipated interest payments from the first mortgage loans noted above and as such, were considered current on interest payments as of December 31, 2023.

As of December 31, 2023, the Company’s asset-specific credit loss reserve totaled $72.4 million, which related to the Company’s impaired risk-rated 5 first mortgage loans and liquid corporate senior loans. As of December 31, 2022, the Company’s asset-specific credit loss reserve totaled $1.7 million, which related to the Company’s impaired risk-rated 5 liquid corporate senior loan. The asset-specific credit loss reserve is recorded based on the Company’s estimation of the fair value of each loan’s underlying collateral as of December 31, 2023.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s primary credit quality indicator is its risk ratings, which are further discussed above. The following table presents the net book value of the Company’s loans held-for-investment portfolio as of December 31, 2023 by year of origination, loan type, and risk rating (dollar amounts in thousands):

			Amortized Cost of Loans Held-For-Investment by Year of Origination (1)
			As of December 31, 2023
	Number of Loans		2023	2022	2021	2020	2019	Total
First mortgage loans by internal risk rating:
1	—		$—	$—	$—	$—	$—	$—
2	1		—	—	—	90,173	—	90,173
3	27		401,147	1,203,118	1,205,859	71,510	50,536	2,932,170
4	3		—	80,668	281,961	—	—	362,629
5	2		—	—	263,379	—	—	263,379
Total first mortgage loans	33		401,147	1,283,786	1,751,199	161,683	50,536	3,648,351
Liquid corporate senior loans by internal risk rating:
1	—		—	—	—	—	—	—
2	2		—	—	—	5,246	—	5,246
3	223		69,366	101,774	251,968	85,105	—	508,213
4	7		1,094	1,905	8,347	2,880	—	14,226
5	5	(2)	—	7,241	3,064	—	—	10,305
Total liquid corporate senior loans	237		70,460	110,920	263,379	93,231	—	537,990
Corporate senior loans by internal risk rating:
1	—		—	—	—	—	—	—
2	—		—	—	—	—	—	—
3	21		154,146	56,576	—	—	—	210,722
4	—		—	—	—	—	—	—
5	—		—	—	—	—	—	—
Total corporate senior loans	21		154,146	56,576	—	—	—	210,722
Less: Current expected credit losses								(132,598)
Total loans-held-for-investment and related receivables, net	291							$4,264,465
Weighted Average Risk Rating (3)								3.2
____________________________________
(1)Date loan was originated or acquired by the Company. Origination dates are subsequently updated to reflect material loan modifications.
(2)As of December 31, 2023, five of the Company’s liquid corporate senior loan investments were on nonaccrual status with an aggregate carrying value of $10.3 million, which represented less than 2% of the carrying value of the Company’s liquid corporate senior loans portfolio.
(3)Weighted average risk rating calculated based on carrying value at period end.
NOTE 9 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. During the year ended December 31, 2023, the Company’s remaining two interest rate cap agreements matured. As such, the Company did not have any non-designated interest rate cap agreements as of December 31, 2023. As of December 31, 2022, the Company had two non-designated interest rate cap agreements with an aggregate fair value of $5.0 million.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the derivative instruments is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company had interest rate caps during the year ended December 31, 2023, which were used to manage exposure to interest rate movements, but did not meet the requirements to be designated as a hedging instrument. The change in fair value of the derivative instruments that are not designated as hedges is recorded directly to earnings in other

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(expense) income, net on the accompanying consolidated statements of operations. Interest rate swaps are designated as cash flow hedges in order to hedge the variability of the anticipated cash flows on the Company’s variable rate debt. The change in fair value of the derivative instruments designated as hedges is recorded in other comprehensive (loss) income, with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. During the year ended December 31, 2022, two of the Company’s interest rate swap agreements matured and three interest rate swap agreements were terminated prior to their respective maturity dates. For the year ended December 31, 2023, no amounts were reclassified from other comprehensive (loss) income as a change to interest expense. For the year ended December 31, 2022, the amount of gain reclassified from other comprehensive (loss) income as a decrease to interest expense was $2.5 million. For the year ended December 31, 2021, the amount of loss reclassified from other comprehensive (loss) income as an increase to interest expense was $3.3 million. The total unrealized gain on interest rate swaps of $152,000 as of December 31, 2021 is included in accumulated other comprehensive (loss) income in the accompanying consolidated statements of stockholders’ equity. No such unrealized amounts on interest rate swaps were remaining in other comprehensive (loss) income as of December 31, 2023 and December 31, 2022. The Company includes cash flows from interest rate swap agreements in net cash flows provided by operating activities on its consolidated statements of cash flows, as the Company’s accounting policy is to present cash flows from hedging instruments in the same category in its consolidated statements of cash flows as the category for cash flows from the hedged items.
The Company had agreements with each of its derivative counterparties that contained provisions whereby if the Company defaulted on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value, inclusive of interest payments and accrued interest. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its derivative instruments based on the credit quality of the Company and the respective counterparty. There were no events of default related to the derivative instruments during the year ended December 31, 2023.
NOTE 10 — REPURCHASE FACILITIES, NOTES PAYABLE AND CREDIT FACILITIES
As of December 31, 2023, the Company had $3.9 billion of debt outstanding, including net deferred financing costs, with a weighted average years to maturity of 2.9 years and a weighted average interest rate of 6.4%. The weighted average years to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date.
The following table summarizes the debt balances as of December 31, 2023 and 2022, and the debt activity for the year ended December 31, 2023 (in thousands):

		During the Year Ended December 31, 2023
	Balance as of December 31, 2022	Debt Issuances & Assumptions (1)	Repayments & Modifications (2)		Amortization	Balance as of December 31, 2023
Notes payable – fixed rate debt	$36,538	$—	$(36,538)		$—	$—
Notes payable – variable rate debt	465,517	204,593	(47,269)		—	622,841
First lien mortgage loan	121,940	—	(121,940)		—	—
ABS mortgage notes	763,035	—	(4,515)		—	758,520
Credit facilities	738,500	110,000	(358,000)		—	490,500
Repurchase facilities	2,318,381	231,272	(482,389)		—	2,067,264
Total debt	4,443,911	545,865	(1,050,651)		—	3,939,125
Deferred costs – credit facility (3)	(740)	—	679	(4)	61	—
Deferred costs – fixed rate debt and first lien mortgage loan	(1,109)	—	702	(4)	407	—
Deferred costs – variable rate debt	(5,261)	(710)	2,397	(4)	758	(2,816)
Deferred costs – ABS mortgage notes	(13,968)	(697)	—		2,079	(12,586)
Total debt, net	$4,422,833	$544,458	$(1,046,873)		$3,305	$3,923,723
____________________________________
(1)Includes deferred financing costs incurred during the period.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(2)In connection with the repayment of certain mortgage notes and the termination of the CMFT Credit Facility (defined below), the Company recognized a loss on extinguishment of debt of $7.8 million during the year ended December 31, 2023, which included approximately $1.0 million in prepayment penalties.
(3)Deferred costs related to the term portion of the CMFT Credit Facility.
(4)In connection with the repayment of certain mortgage notes and the termination of the CMFT Credit Facility, the Company wrote off $3.8 million of unamortized deferred loan costs.
For more information regarding the Company’s debt activity during the year ended December 31, 2022, see Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Notes Payable
During the year ended December 31, 2023, the Company legally defeased a mortgage loan with an outstanding balance of $23.7 million, resulting in a $205,000 loss on extinguishment of debt in the Company’s consolidated statement of operations during the year ended December 31, 2023, and repaid the remaining $12.8 million of fixed rate debt outstanding, both in connection with the disposition of the underlying properties securing the fixed rate debt.
As of December 31, 2023, the Company had $622.8 million of variable rate debt outstanding, the borrowings of which are financed through note on note financing arrangements with Massachusetts Mutual Life Insurance Company (the “Mass Mutual Financing”), Citibank, N.A. (“Citibank” and such financing, the “Citibank Financing”), and Barclays (the “Barclays Financing”) to provide financing for the Company’s CRE mortgage loans (the “Note on Note Financing Arrangements”).
The following table is a summary of the Note on Note Financing Arrangements as of December 31, 2023 (dollar amounts in thousands):

Note on Note Financing Arrangement	Date of Agreement	Maturity Date	Remaining Extension Options(1)	Weighted Average Interest Rate	Loans Financed under Note on Note Financing	Amount Financed
Citibank	6/16/2023	8/9/2024	3/1 yr.	6.7%	$98,149	$73,612
Barclays	10/20/2023	8/9/2024	3/1 yr.	6.7%	171,281	128,460
Mass Mutual	3/16/2022	(2)	N/A	7.5%	533,739	420,769
Total					$803,169	$622,841
____________________________________
(1)Represents the number of extension options remaining and the term of each option.
(2)Borrowings under the Mass Mutual Financing mature on various dates from July 2027 through January 2028.
In addition, upon completing foreclosure proceedings to take control of the assets which previously secured the Company’s mezzanine loans in January 2021, the Company assumed $102.6 million in variable rate debt related to the underlying properties (the “Assumed Variable Rate Debt”), which the Company subsequently refinanced and paid down the original outstanding balance of the Assumed Variable Rate Debt during the year ended December 31, 2022. During the year ended December 31, 2023, the Company paid down the $43.1 million outstanding balance on the refinanced Assumed Variable Rate Debt and terminated the Assumed Variable Rate Debt.
First Lien Mortgage Loan
On July 15, 2021, JPMorgan Chase Bank, N.A., as administrative agent (“JPMorgan Chase”), and DBR Investments Co. Limited originated a $650.0 million first lien mortgage loan (the “Mortgage Loan”) to 114 single purpose entities, each of which is an affiliate of the Company and is managed on a day-to-day basis by affiliates of CIM. During the year ended December 31, 2023, the Company paid down the $121.9 million outstanding balance on the Mortgage Loan, $105.8 million of which was in connection with the sale of properties pursuant to the Realty Income Purchase and Sale Agreement. Refer to Note 4 — Real Estate Assets for additional information regarding the sale.

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
____________________________________
(1)Reflects credit rating from Standard & Poor’s Financial Services LLC (“Standard & Poor’s”).
The collateral pool for the Class A Notes is comprised of 175 of the Company’s double- and triple-net leased single tenant properties, together with the related leases and certain other rights and interests. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the Class A Notes was $1.0 billion. As of December 31, 2023, amounts outstanding on the Class A Notes totaled $758.5 million with a weighted average interest rate of 2.8%. The Company may prepay the Class A Notes in full on or after the payment date beginning in July 2026 for the Class A-1 (AAA) Notes, the Class A-3 (AA) Notes and the Class A-5 (A) Notes, and on or after the payment date in July 2028 for the Class A-2 (AAA) Notes, the Class A-4 (AA) Notes and the Class A-6 (A) Notes.
Credit Facilities
During the year ended December 31, 2023, CMFT CL Lending Sub AB, LLC (the “Borrower”), an indirect wholly owned subsidiary of the Company, entered into a revolving loan and security agreement (the “Loan and Security Agreement”) with each of the lenders from time to time party thereto (the “Lenders”), Ally Bank, as administrative agent and arranger (“Ally Bank”), U.S. Bank Trust Company, National Association, as the collateral custodian, and U.S. Bank National Association as the document custodian, which provides for borrowings in an aggregate principal amount up to $300.0 million (the “Loan Facility”), which may be increased during the revolving period (as defined below) to an aggregate principal amount up to $500.0 million as agreed to by the Borrower, any applicable Lender and Ally Bank.

Borrowings under the Loan and Security Agreement will bear interest equal to SOFR for the relevant interest period, plus an applicable rate. The applicable rate is 2.875% per annum (and an additional 2.00% per annum following an event of default under the Loan and Security Agreement). The revolving period began on February 10, 2023 and concludes on the day preceding the earlier to occur of (i) the scheduled revolving period end date of February 10, 2026, (ii) the date of the declaration of the revolving period end date upon the occurrence and continuation of an event of default, and (iii) the termination date. The termination date is the earlier to occur of (i) February 10, 2028 (two years after the revolving period end date) and (ii) the date of the declaration of the termination date or the date of the automatic occurrence of the termination date upon the occurrence and continuation of an event of default. As of December 31, 2023, the amounts borrowed and outstanding under the Loan Facility totaled $75.0 million at a weighted average interest rate of 8.2%.

The Company had a credit agreement with the lenders from time to time parties thereto, JPMorgan Chase, as administrative agent, letter of credit issuer and syndication agent, and PNC Bank, N.A., as syndication agent, that provided for borrowings in the initial amount of $300.0 million (the “CMFT Credit Facility”). The CMFT Credit Facility was set to mature on July 15, 2025. During the year ended December 31, 2023, the Company paid down the $240.0 million outstanding balance under the CMFT Credit Facility and terminated the CMFT Credit Facility.
CMFT Corporate Credit Securities, LLC, an indirect wholly-owned, bankruptcy-remote subsidiary of the Company, has a revolving credit and security agreement (the “Third Amended Credit and Security Agreement”) with the lenders from time to time parties thereto, Citibank, as administrative agent, CMFT Securities Investments, LLC, a wholly-owned subsidiary of the Company (“CMFT Securities”), as equityholder and as collateral manager, Citibank (acting through its Agency & Trust division), as both a collateral agent and as a collateral custodian, and Virtus Group, LP, as collateral administrator. The Third Amended Credit and Security Agreement provides for available borrowings under the revolving credit facility up to an aggregate principal amount of $550.0 million (the “Credit Securities Revolver”). The Credit Securities Revolver may be

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

increased from time to time pursuant to the Third Amended Credit and Security Agreement. As of December 31, 2023, the amounts borrowed and outstanding under the Credit Securities Revolver totaled $415.5 million at a weighted average interest rate of 7.3%.
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
The Company believes it was in compliance with the financial covenants under the Company’s various fixed and variable rate debt agreements, as of December 31, 2023, with the exception of the Credit Securities Revolver where the Company failed to meet the borrowing base covenant under the Third Amended Credit and Security Agreement at December 31, 2023. Non-compliance with the borrowing base covenant triggers an event of default, which was waived by Citibank for the year ended December 31, 2023 and such non-compliance was subsequently cured by the Company.
Repurchase Facilities
As of December 31, 2023, indirect wholly-owned subsidiaries of the Company (collectively, the “CMFT Lending Subs”), had Master Repurchase Agreements with Citibank, Barclays, Wells Fargo Bank, N.A. (“Wells Fargo”), Deutsche Bank AG (“Deutsche Bank”), and J.P. Morgan Securities LLC (“J.P. Morgan”) (collectively, the “Repurchase Agreements”) to provide financing primarily through each bank’s purchase of the Company’s CRE mortgage loans and CMBS and future funding advances (the “Repurchase Facilities”).
The following table is a summary of the Repurchase Facilities as of December 31, 2023 (dollar amounts in thousands):

Repurchase Facility	Date of Agreement	Maturity Date	Remaining Extension Options(1)	Maximum Facility Size		Weighted Average Interest Rate		Loans Financed under Repurchase Facility(2)	Amount Financed
Citibank	6/4/2020	8/17/2024	2/1 yr.	$70,485		7.5%	(3)	$195,694	$63,265
Citibank	12/19/2023	12/19/2025	2/1 yr.	579,515		7.1%	(3)	323,873	242,136
Barclays	9/21/2020	9/22/2025	2/1 yr.	558,947		7.2%	(3)	861,295	488,759
Barclays	12/4/2023	12/4/2026	2/1 yr.	691,053		7.3%	(3)	300,163	215,309
Wells Fargo	5/20/2021	8/30/2025	2/1 yr.	750,000		7.0%	(3)	902,051	689,992
Deutsche Bank	10/8/2021	10/8/2024	3/1 yr.	300,000		7.7%	(3)	232,720	168,201
J.P. Morgan	6/1/2022	(4)	(4)	—	(4)	6.6%	(5)	347,635	199,602
Total				$2,950,000				$3,163,431	$2,067,264
__________________________________
(1)Represents the number of extension options remaining and the term of each option.
(2)CRE mortgage loan balances financed under the Repurchase Facilities with Citibank, Barclays, Wells Fargo and Deutsche Bank reflect the aggregate outstanding principal balance while the CMBS balance financed under the J.P. Morgan Repurchase Facility (as defined below) reflects fair value.
(3)Advances under the Repurchase Agreements accrue interest at per annum rates based on Term SOFR (as such term is defined in the applicable Repurchase Agreement) or the daily compounded SOFR plus a spread ranging from 1.30% to 3.00% to be determined on a case-by-case basis between Citibank, Barclays, Wells Fargo, or Deutsche Bank and the CMFT Lending Subs.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(4)Facilities under the repurchase facility with J.P. Morgan (“J.P. Morgan Repurchase Facility”) carry a rolling term which is reset monthly. Such facilities carry no maximum facility size.
(5)Under the Master Repurchase Agreement with J.P. Morgan, advances under the repurchase agreement may be made based on one-month Term SOFR plus a spread designated by J.P. Morgan, which as of December 31, 2023, ranges from 1.05% to 1.45%.
The Repurchase Agreements provide for agreements by each of Citibank, Barclays, Wells Fargo, Deutsche Bank and J.P. Morgan to re-sell such purchased CRE mortgage loans and CMBS back to CMFT Lending Subs at a certain future date or upon demand.
In connection with certain of the Repurchase Agreements, the Company (as the guarantor) entered into guaranties with Citibank, Barclays, Wells Fargo, and Deutsche Bank (the “Initial Guaranties”), under which the Company agreed to guarantee up to 25% of the CMFT Lending Subs’ obligations under certain Repurchase Agreements. In addition, in connection with certain of the Repurchase Agreements, the Company (as the “Initial Guarantor”) and certain of the CMFT Lending Subs (individually as a “Replacement Guarantor”, collectively as the “Replacement Guarantors” and together with the Initial Guarantor, the “Guarantors”) entered into or amended guaranties with Citibank, Barclays and Deutsche Bank during the year ended December 31, 2023 (the “2023 Guaranties”, and together with the Initial Guaranties, the “Guaranties”), on a joint and several basis until the satisfaction of certain conditions as set forth in the guaranties, at which point the Replacement Guarantor will become the sole guarantor under the guaranty (the “Guarantor Replacement Event”). Under the 2023 Guaranties, the Initial Guarantor and the Replacement Guarantors agreed to guarantee the respective CMFT Lending Subs’ obligations under the applicable Repurchase Agreements.
The Repurchase Agreements and the Guaranties contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. In addition, the Guaranties contain financial covenants that require the Company to maintain: (i) minimum liquidity of not less than the lower of (a) $50.0 million and (b) the greater of (A) $10.0 million and (B) 5% of the then-current Guarantors’ recourse indebtedness, as defined in the Guaranties; (ii) minimum consolidated net worth greater than or equal to $1.0 billion plus (a) prior to the Guarantor Replacement Event, as applicable, 75% of the equity issued by the Guarantors following the respective closing dates of the Repurchase Agreements (the “Repurchase Closing Dates”) or, from and after the Guarantor Replacement Event, as applicable, 75% of the equity issued by the Replacement Guarantor following the Guarantor Replacement Event, as applicable, minus (b) prior to the Guarantor Replacement Event, as applicable, the aggregate amount of any redemptions or similar transaction by the Guarantors from the Repurchase Closing Dates or, from and after the Guarantor Replacement Event, as applicable, the aggregate amount of any redemptions or similar transaction by the Replacement Guarantor following the Guarantor Replacement Event, as applicable; (iii) maximum leverage ratio of total indebtedness to total equity less than or equal to 80%; and (iv) minimum interest coverage ratio of EBITDA (as defined in the Guaranties) to interest expense equal to or greater than 1.40. The Company believes it was in compliance with the financial covenants under the Repurchase Agreements as of December 31, 2023.
Maturities
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt subsequent to December 31, 2023 (in thousands):

Year Ending December 31,	Principal Repayments
2024	$633,140
2025	1,420,887
2026	215,309
2027	790,429
2028	424,248
Thereafter	455,112
Total	$3,939,125

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 11 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the years ended December 31, 2023, 2022 and 2021 are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$16,047	$14,828	$13,252
Accrued capital expenditures	$544	$249	$5,902
Construction reserve allocation	$(190)	$(4,299)	$—
Real estate acquired via foreclosure	$—	$—	$191,990
Foreclosure of assets securing the mezzanine loans	$—	$—	$(79,968)
Mortgage notes payable assumed in connection with foreclosure of assets securing the mezzanine loans	$—	$—	$102,553
Mortgage note payable assumed by buyer in connection with disposition of real estate assets	$—	$(356,477)	$(31,801)
Equity security received in connection with disposition of real estate assets	$—	$(53,388)	$—
Change in interest income capitalized to loans held-for-investment	$—	$—	$(9,469)
Accrued deferred financing costs	$132	$247	$12
Common stock issued through distribution reinvestment plan	$42,879	$38,912	$25,784
Common stock issued in connection with mergers	$—	$—	$538,703
Change in fair value of derivative instruments	$—	$2,252	$5,907
Change in fair value of real estate-related securities	$(32,617)	$(51,304)	$1,650
Conversion of preferred units to loans held-for-investment	$—	$68,242	$—
Interest rate swaps assumed in mergers	$—	$—	$(2,719)
Debt assumed in mergers	$—	$—	$437,877
Real estate assets acquired in mergers	$—	$—	$906,254
Assets assumed in mergers	$—	$—	$69,058
Liabilities assumed in mergers	$—	$—	$5,184
Non-controlling interest assumed in mergers	$—	$—	$1,073
Supplemental Cash Flow Disclosures:
Interest paid	$247,521	$146,947	$72,533
Cash paid for taxes	$1,115	$1,301	$1,093
NOTE 12 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation and claims. The Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or of which the Company’s properties are the subject.
Unfunded Commitments
As of December 31, 2023, the Company had $272.5 million of unfunded loan commitments related to its existing CRE loans held-for-investment, corporate senior loans, and liquid corporate senior loans, and $88.4 million of unfunded commitments related to NewPoint JV. These commitments are not reflected in the accompanying consolidated balance sheets. Current expected credit losses for unfunded or unsettled loan commitments are included in accrued expenses and accounts payable on the accompanying consolidated balance sheets.
As of December 31, 2023, the Company had $2.2 million of unsettled liquid corporate senior loan acquisitions, all of which settled subsequent to December 31, 2023. Additionally, the Company had $31.8 million of unsettled liquid corporate senior

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

loan sales as of December 31, 2023, $30.7 million of which settled subsequent to December 31, 2023. Unsettled acquisitions are included in cash and cash equivalents in the accompanying consolidated balance sheets and unsettled sales are included in loans held-for-investment and related receivables, net in the accompanying consolidated balance sheets.
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
Management, investment advisory fees and incentive compensation
The Company pays CMFT Management a management fee, payable quarterly in arrears, equal to the greater of (a) $250,000 per annum ($62,500 per quarter) and (b) 1.50% per annum (0.375% per quarter) of the Company’s Equity (as defined in the Management Agreement).
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
CMFT Management is entitled to receive incentive compensation, payable with respect to each quarter, which is generally equal to the excess of (a) the product of (i) 20% and (ii) the excess of (A) Core Earnings (as defined in the Management Agreement) of the Company for the previous 12-month period, over (B) the product of (1) the Company’s Consolidated Equity (as defined in the Management Agreement) in the previous 12-month period, and (2) 7% per annum, over (b) the sum of any incentive compensation paid to CMFT Management with respect to the first three calendar quarters of such previous 12-month period (or such lesser number of completed calendar quarters preceding the applicable period, if applicable). During the years ended December 31, 2023, 2022 and 2021, no incentive compensation fees were incurred.

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
The Company’s subsidiary, CLR, entered into a separate management agreement (“CLR Management Agreement”) with CMFT Management on February 29, 2024 (“CLR Effective Date”) for the day to day management of CLR and its non-securities assets, pursuant to which CLR will pay CMFT Management a base management fee, payable in arrears, equal to 1.25% of CLR’s net asset value per share (or 0.90% of its net asset value per share for its founder share classes), plus a performance fee that is, subject to certain adjustment in the calculation for the measurement periods applicable to core earnings during the first four calendar quarters, generally equal to the excess of (A) the product of (I) 10% and (II) the excess of (y) CLR’s core earnings for the previous 12-month period, over (z) the product of (i) CLR’s average adjusted capital, and (ii) a hurdle rate of 6.5% (7.25% for its founder share classes, each considered on an annualized basis, over (B) the sum of any performance fee paid to CMFT Management or the Investment Advisor with respect to the first three calendar quarters of such previous 12-month period (or such lesser number of completed calendar quarters preceding the applicable period, if applicable). No performance fee shall be payable by CLR to CMFT Management or the Investment Advisor with respect to any calendar quarter unless CLR’s core earnings for the 12 most recently completed calendar months (or such lesser number of completed calendar quarters following the CLR Effective Date) in the aggregate is greater than zero. Once CLR’s core earnings exceed the hurdle rate, CMFT Management is entitled to a “catch-up” fee equal to the amount of core earnings in excess of the hurdle rate, until CLR’s core earnings for the applicable period equal 7.224% (8.0576% for CLR’s founder share classes, each considered on an annualized basis of CLR’s average adjusted capital. Thereafter, CMFT Management is entitled to receive 10% of CLR’s core earnings.
CLR Securities Investments, LLC (“CLR Securities”), a wholly owned subsidiary of CLR, has an investment advisory and management agreement dated February 29, 2024 (the “CLR Investment Advisory and Management Agreement”) with the Investment Advisor pursuant to which the Investment Advisor manages the day-to-day business affairs of CLR Securities and its investments in real estate-related securities (collectively, the “CLR Managed Assets”), subject to the supervision of the CLR board of trustees. In connection with the services provided by the Investment Advisor, CLR Securities pays the Investment Advisor an investment advisory fee (the “CLR Investment Advisory Fee”), payable quarterly in arrears, equal to the proportion of the base management fee and performance fee calculated pursuant to the CLR Management Agreement that is attributable to the CLR Managed Assets. Because the CLR Managed Assets are excluded from the calculation of management fees payable by CLR to CMFT Management pursuant to the Management Agreement, the total management and advisory fees payable by CLR to its external advisors are not increased as a result of the CLR Investment Advisory and Management Agreement.
The CLR Management Agreement and CLR Investment Advisory and Management Agreement (together, the “CLR Advisory Agreements”) each have an initial three-year term and shall be deemed renewed automatically each year thereafter for an additional one-year period unless CLR provides 180 days’ written notice of termination of a CLR Advisory Agreement after the affirmative vote of CLR’s independent trustees. If either CLR Advisory Agreement is terminated without cause, CMFT Management and/or the Investment Advisor, as applicable, shall receive a termination fee pursuant to the terminated CLR Advisory Agreement equal to three times the sum of (a) the average annual management fee and (b) the average annual incentive compensation incurred under the terminated CLR Advisory Agreement during the 24-month period prior to the termination.
The Company and CMFT Management have entered into an agreement whereby, (i) for so long as CMFT Management is the external manager of the Company and an affiliate of CIM Group, the Company’s management fee payable to CMFT Management will be reduced by the Company’s proportional share, based on its ownership of CLR, of the base management fee and performance fee payable to CMFT Management by CLR, and (ii) if the Management Agreement and either or both of the CLR Advisory Agreements are simultaneously terminated without cause, the termination fee payable by the Company to the CMFT Manager or the Investment Advisor, as applicable, under the applicable CLR Advisory Agreement shall be reduced by the Company’s proportional share, based on its ownership of CLR, of the termination fee payable to CMFT Management or the Investment Advisor, by CLR under the applicable CLR Advisory Agreement, such that, in each case, the Company will not pay more fees than would otherwise be payable under its Management Agreement or Investment Advisory and Management Agreement, as applicable.
The Investment Advisor has engaged the Sub-Advisor to act as an investment sub-advisor with respect to the assets held by CLR Securities. The Sub-Advisor principally provides investment management services with respect to the real estate related securities held by CLR Securities and its subsidiaries. On a quarterly basis, the Investment Advisor designates 50% of the sum of the CLR Investment Advisory Fee and incentive compensation attributable to the assets for which the Sub-Advisor has

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

provided investment management services payable to the Investment Advisor as sub-advisory fees. The Sub-Advisory Agreement may be terminated by either party with 30 days’ advance written notice to the other party.
No management fees or performance fees have been paid by CLR to CMFT Management or the Investment Advisor.
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
The Company recorded fees and expense reimbursements as shown in the table below for services provided by CMFT Management or its affiliates related to the services described above during the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021
Management fees	$50,975	$52,564	$47,020
Expense reimbursements to related parties (1)	$13,285	$16,567	$11,624
____________________________________
(1)Excludes $1.1 million of expense reimbursements recorded during the year ended December 31, 2022 attributable to earnout leasing costs under the RTL Purchase and Sale Agreement, which are included in gain on disposition of real estate and condominium developments, net in the consolidated statements of operations.
Due to Affiliates
Of the amounts shown above, $13.9 million and $16.1 million had been incurred, but not yet paid, for services provided by CMFT Management or its affiliates in connection with the management and operating activities during the years ended December 31, 2023 and 2022, respectively, and such amounts were recorded as liabilities of the Company as of such dates.
Development Management Agreements
On January 7, 2021, the Company completed foreclosure proceedings to take control of the assets which previously secured its mezzanine loans, including 75 condominium units and 21 rental units across four buildings in New York. Upon foreclosure, and with the approval of the Board’s former valuation, compensation and affiliate transactions committee, CIM NY Management, LLC, an affiliate of the Company’s manager, CMFT Management, entered into a Development Management Agreement with the indirect wholly owned subsidiaries of the Company that own each of the four buildings (the “Building Owners”), wherein CIM NY Management, LLC will act as project manager in overseeing the development and construction of property improvements in accordance with each respective Development Management Agreement (the “Development Services”). In consideration for the Development Services, CIM NY Management, LLC will receive a development management fee from the Building Owners equal to 4% of the aggregate gross project costs expended during the term of the Development Management Agreement, subject to the conditions in each respective Development Management Agreement. During the years ended December 31, 2023 and 2022, the Company recorded $380,000 and $486,000, respectively, in development management fees. Additionally, CIM NY Management, LLC is reimbursed by the Building Owners for expenses incurred in connection with the Development Services, including services provided that are incidental to but not part of the Development Services. The Development Management Agreement shall remain in effect until the project completion date, and is terminable by either party with fifteen days prior notice to the other party, with or without cause.
Investments with Affiliates of the Manager
In September 2021, the Company co-invested $68.4 million in preferred units and $138.8 million in a first mortgage loan to a third-party for the purchase of a multi-family, office and retail building in Fort Lauderdale, Florida with CIM Real Assets & Credit Fund, a fund that is advised by affiliates of CMFT Management (“CIM RACR”). The Company redeemed its investment in the preferred units during the year ended December 31, 2022 in exchange for an investment in a first mortgage loan. As of December 31, 2023, $199.9 million of the first mortgage loan was outstanding.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In October 2021, the Company invested in a $130.0 million first mortgage loan, with an initial advance of $119.0 million, to a third-party, the proceeds of which were used to finance the acquisition of a property from a fund that is advised by an affiliate of CMFT Management. As of December 31, 2023, $123.0 million of the first mortgage loan was outstanding.
In November 2021, the Company entered into the Unconsolidated Joint Venture (the “MT-FT JV”) with CMMT Holdings, LLC, a fund that is advised by an affiliate of CMFT Management (“CMMT”), for the purposes of investing in the NewPoint JV. As of December 31, 2023, the Company owned 50% of the equity interests of the MT-FT JV and has committed to fund capital to the MT-FT JV up to $212.5 million, of which $124.1 million has been funded, net of $55.8 million returned to the Company that can be called back by NewPoint JV through NP JV Holdings as a capital call on a future date. For more information on the NewPoint JV, see Note 2 — Summary of Significant Accounting Policies and Note 6 — Investment in Unconsolidated Entities.
In December 2021, the Company invested in a $155.0 million first mortgage loan, with an initial advance of $154.0 million, to a third party, the proceeds of which were used to finance the acquisition of a property from a fund that is advised by an affiliate of CMFT Management. As of December 31, 2023, $154.0 million of the first mortgage loan was outstanding.
In April 2022, the Company invested in a $147.0 million first mortgage loan, with an initial advance of $143.0 million, to a third-party, which was previously funded by a fund that is advised by an affiliate of CMFT Management. As of December 31, 2023, $145.5 million of the first mortgage loan was outstanding.
During the year ended December 31, 2022, the Company and CIM RACR co-invested $75.9 million and $14.7 million, respectively, in five corporate senior loans to a third party. During the year ended December 31, 2023, the Company and CIM RACR co-invested $105.8 million and $16.4 million, respectively, in nine corporate senior loans to a third party. As of December 31, 2023, $162.1 million of the corporate senior loans was outstanding. The Sub-Advisor provided investment management services related to these corporate senior loans pursuant to the Sub-Advisory Agreement.
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
NOTE 15 — STOCKHOLDERS’ EQUITY
As of December 31, 2023, 2022 and 2021, the Company was authorized to issue $600.0 million of shares of common stock under the Secondary DRIP Offering. All shares of such stock have a par value of $0.01 per share. The par value of stockholder proceeds raised from the DRIP Offerings is classified as common stock, with the remainder allocated to capital in excess of par value.
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
Distribution Reinvestment Plan
Pursuant to the DRIP, the Company allows stockholders to elect to have their distributions reinvested in additional shares of the Company’s common stock at the most recent estimated per share NAV as determined by the Board. The Board may terminate or amend the Secondary DRIP Offering at the Company’s discretion at any time upon ten days’ prior written notice to the stockholders. During the years ended December 31, 2023, 2022 and 2021, approximately 6.5 million, 5.4 million and 3.6 million shares were purchased under the DRIP Offerings for approximately $42.9 million, $38.9 million and $25.8 million, respectively, which were recorded as redeemable common stock on the consolidated balance sheets.

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
The Company redeems shares no later than the end of the month following the end of each fiscal quarter. Requests for redemption must be received on or prior to the end of the fiscal quarter in order for the Company to repurchase the shares in the month following the end of that fiscal quarter. The Board may choose to amend the terms of, suspend or terminate the share redemption program at any time in its sole discretion if it believes that such action is in the best interest of the Company and its stockholders. Any material modifications or suspension of the share redemption program will be disclosed to the Company’s stockholders as promptly as practicable in the Company’s reports filed with the SEC and via the Company’s website. In connection with the CCIT III and CCPT V Mergers, the Board approved the suspension of the Company’s share redemption program on August 30, 2020, and, therefore, no shares were redeemed from the Company’s stockholders after that date until the share redemption program was reinstated, effective April 1, 2021, by the Board on March 25, 2021. During the years ended December 31, 2023, 2022 and 2021, the Company redeemed approximately 6.8 million, 5.5 million and 3.1 million shares, respectively, under the share redemption program for $44.4 million, $39.4 million and $22.0 million, respectively. During the year ended December 31, 2023, redemption requests relating to approximately 103.3 million shares went unfulfilled.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Distributions Payable and Distribution Policy
The Board authorized the following monthly distribution amounts per share, payable to stockholders as of the record date for the applicable month, for the periods indicated below:

Period Commencing	Period Ending	Monthly Distribution Amount
August 2020	December 2021	$0.0303
January 2022	September 2022	$0.0305
October 2022	December 2022	$0.0339
January 2023	September 2023	$0.0350
October 2023	December 2023	$0.0367
January 2024	June 2024	$0.0375
As of December 31, 2023, the Company had distributions payable of $16.0 million.
Equity-Based Compensation
On August 10, 2018, the Board approved the adoption of the Company’s 2018 Equity Incentive Plan (the “2018 Plan”), under which 400,000 of the Company’s shares of common stock were reserved for issuance. On April 27, 2022, the Board and the compensation committee of the Board approved the Amended and Restated CIM Real Estate Finance Trust, Inc. 2022 Equity Incentive Plan (the “2022 Plan”) and the 2022 Plan was approved by the Company’s stockholders at the Company’s 2022 Annual Meeting of Stockholders held on July 12, 2022. The 2022 Plan superseded and replaced the 2018 Plan. Awards that are granted on or after the effective date of the 2022 Plan are subject to the terms and provisions of the 2022 Plan. The total number of shares of Company common stock reserved and available for issuance under the 2022 Plan at any time during the term of the 2022 Plan are 250,000 shares, which is a reduction from 400,000 shares authorized for issuance under the 2018 Plan, and awards of approximately 110,000 shares of common stock are available for future grant at December 31, 2023. Under the 2022 Plan, the Board or the compensation committee of the Board has the authority to grant certain awards to employees, non-employee directors, and consultants or advisors of the Company, including stock option awards, restricted stock awards or deferred stock awards, which awards will further align such persons’ interests with the interests of the Company’s stockholders. The Board or the compensation committee of the Board also has the authority to determine the terms of any award granted pursuant to the 2022 Plan, including vesting schedules, restrictions and acceleration of any restrictions. The 2022 Plan may be amended or terminated by the Board or the compensation committee of the Board at any time, subject to the right of the Company’s stockholders to approve certain amendments. Subsequent to December 31, 2023, the Compensation Committee of the Board approved and adopted the CIM Real Estate Finance Trust, Inc. 2024 Manager Equity Incentive Plan (the “Manager Plan”), which provides for the grant of non-qualified stock options, restricted stock awards, restricted stock unit awards, and stock appreciation right awards, and dividend equivalents, to eligible named executive officers (as defined in Item 402 of Regulation S-K) of the Company or to CMFT Management, which in turn will transfer such incentives to employees, advisors, or consultants of CMFT Management and its affiliates who provide services to CMFT Management or its affiliates in support of the Company and its subsidiaries. The maximum number of shares of common stock of the Company that may be subject to awards granted under the Manager Plan is 12,000,000 shares. The Manager Plan will expire on January 9, 2034, unless terminated earlier by the Board of Directors or the Compensation Committee.
As of December 31, 2023, the Company has granted awards of approximately 116,000 restricted shares in the aggregate to the independent members of the Board under the 2018 Plan and approximately 140,000 restricted shares in the aggregate to the independent members of the Board under the 2022 Plan. As of December 31, 2023, the 116,000 restricted shares granted under the 2018 plan had vested based on one year of continuous service. In addition, as of December 31, 2023, 67,000 restricted shares granted under the 2022 Plan vested based on one year of continuous service. The remaining 73,000 restricted shares issued had not vested or had been forfeited as of December 31, 2023. The fair value of the Company’s share awards is determined using the Company’s per share NAV on the date of grant. Compensation expense related to the restricted shares is recognized over the vesting period. The Company recorded compensation expense of $480,000 and $397,000 for the years ended December 31, 2023 and 2022, respectively, related to the restricted shares which is included in general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2023, there was $360,000 of total unrecognized compensation expense related to these restricted shares, which will be recognized ratably over the remaining period of service prior to October 2024.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 16 — INCOME TAXES
For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nondividend distributions. Nondividend distributions will reduce U.S stockholders’ basis (but not below zero) in their shares.
The following table shows the character of the distributions the Company paid on a percentage basis for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
Character of Distributions:	2023	2022	2021
Ordinary dividends	97%	90%	22%
Nondividend distributions	3%	10%	36%
Capital gain distributions	—%	—%	42%
Total	100%	100%	100%
During the years ended December 31, 2023, 2022 and 2021, the Company incurred state and local income and franchise taxes of $1.1 million, $1.3 million, and $1.1 million, respectively, which were recorded in general and administrative expenses in the consolidated statements of operations.
The Company had no unrecognized tax benefits as of or during the years ended December 31, 2023 and 2022. Any interest and penalties related to unrecognized tax benefits would be recognized within the provision for income taxes in the accompanying consolidated statements of operations. The Company files income tax returns in the U.S. federal jurisdiction, as well as various state jurisdictions, and is subject to routine examinations by the respective tax authorities.
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
As of December 31, 2023, the Company’s leases had a weighted-average remaining term of 10.7 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As of December 31, 2023, the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, was as follows (in thousands):

Year Ending December 31,	Future Minimum Rental Income
2024	$86,900
2025	86,565
2026	83,751
2027	82,688
2028	78,865
Thereafter	557,657
Total	$976,426
A certain amount of the Company’s rental and other property income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

levels. For the years ended December 31, 2023, 2022 and 2021, the amount of the contingent rent earned by the Company was not significant.
Rental and other property income during the years ended December 31, 2023, 2022 and 2021 consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Fixed rental and other property income (1)	$106,755	$192,982	$252,422
Variable rental and other property income (2)	8,624	20,407	42,742
Total rental and other property income	$115,379	$213,389	$295,164
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
The Company has one property subject to a non-cancelable operating ground lease with a remaining term of 9.7 years, with a lease liability (in deferred rental income and other liabilities) and a related right-of-use (“ROU”) asset (in prepaid expenses, derivative assets and other assets) of $2.0 million in the consolidated balance sheets. The lease liability and ROU asset were initially measured at the present value of the future minimum lease payments using a discount rate of 4.3%. This reflects the Company’s incremental borrowing rate, which was calculated based on the interest rate the Company would incur to borrow on a fully collateralized basis over a term similar to the lease.
The Company recognized $250,000 of ground lease expense during the year ended December 31, 2023, of which $242,000 was paid in cash during the period it was recognized. As of December 31, 2023, the Company’s scheduled future minimum rental payments related to its operating ground lease is approximately $250,000 annually for 2024 through 2028, and $1.2 million thereafter through the maturity date of the lease in August 2033.
NOTE 18 — SEGMENT REPORTING
As of December 31, 2023, the Company determined that it has two reportable segments: Credit and Real Estate. Corporate/other represents all corporate level and unallocated items and includes the Company’s other asset management activities and expenses.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables present segment reporting for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31, 2023
	Real Estate	Credit	Corporate/Other (1)	Company Total
Revenues:
Rental and other property income	$115,056	$—	$323	$115,379
Interest income	—	453,480	—	453,480
Total revenues	115,056	453,480	323	568,859
Expenses:
General and administrative	709	3,952	12,911	17,572
Interest expense, net	22,884	233,615	4,269	260,768
Property operating	5,203	—	8,147	13,350
Real estate tax	3,430	—	1,408	4,838
Expense reimbursements to related parties	—	—	13,285	13,285
Management fees	10,702	40,273	—	50,975
Transaction-related	10	212	3,431	3,653
Depreciation and amortization	42,532	—	—	42,532
Real estate impairment	20,404	—	14,675	35,079
Increase in provision for credit losses	—	134,289	—	134,289
Total expenses	105,874	412,341	58,126	576,341
Other income (expense)
Gain on disposition of real estate and condominium developments, net	49,731	—	3,610	53,341
Gain on investment in unconsolidated entities	—	11,723	—	11,723
Unrealized gain on equity security	—	4,751	—	4,751
Other (expense) income, net	(4,380)	(31,984)	9,905	(26,459)
Loss on extinguishment of debt	(1,192)	(2,164)	(4,432)	(7,788)
Total other income (expense)	44,159	(17,674)	9,083	35,568
Segment net income (loss)	53,341	23,465	(48,720)	28,086
Segment net income attributable to non-controlling interest	8	—	—	8
Segment net income (loss) attributable to the Company	$53,333	$23,465	$(48,720)	$28,078
Total assets as of December 31, 2023	$1,156,761	$5,091,365	$198,350	$6,446,476
__________________________________
(1)Includes condominium and rental units acquired via foreclosure during the year ended December 31, 2021.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2022
	Real Estate	Credit	Corporate/Other (1) (2)	Company Total
Revenues:
Rental and other property income	$213,001	$—	$388	$213,389
Interest income	—	238,757	—	238,757
Total revenues	213,001	238,757	388	452,146
Expenses:
General and administrative	553	807	14,004	15,364
Interest expense, net	41,295	110,303	13,612	165,210
Property operating	14,609	—	6,181	20,790
Real estate tax	10,923	—	1,689	12,612
Expense reimbursements to related parties	—	—	16,567	16,567
Management fees	21,526	31,038	—	52,564
Transaction-related	511	—	23	534
Depreciation and amortization	70,606	—	—	70,606
Real estate impairment	16,184	—	16,137	32,321
Increase in provision for credit losses	—	29,476	—	29,476
Total expenses	176,207	171,624	68,213	416,044
Other income (expense):
Gain on disposition of real estate and condominium developments, net	117,763	—	4,139	121,902
Gain on investment in unconsolidated entities	—	6,780	5,172	11,952
Unrealized (loss) gain on equity security	—	(15,139)	22	(15,117)
Other income, net	5,012	3,395	264	8,671
Loss on extinguishment of debt	(18,646)	—	(998)	(19,644)
Total other income (expense)	104,129	(4,964)	8,599	107,764
Segment net income (loss)	140,923	62,169	(59,226)	143,866
Segment net income attributable to non-controlling interest	66	—	—	66
Segment net income (loss) attributable to the Company	$140,857	$62,169	$(59,226)	$143,800
Total assets as of December 31, 2022	$2,118,513	$4,794,593	$218,948	$7,132,054
__________________________________
(1)Includes condominium and rental units acquired via foreclosure during the year ended December 31, 2021.
(2)Includes the Company’s investment in CIM UII Onshore.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2021
	Real Estate	Credit	Corporate/Other (1) (2)	Company Total
Revenues:
Rental and other property income	$294,729	$—	$435	$295,164
Interest income	—	70,561	—	70,561
Total revenues	294,729	70,561	435	365,725
Expenses:
General and administrative	317	1,268	13,493	15,078
Interest expense, net	38,553	19,902	25,594	84,049
Property operating	32,033	—	15,526	47,559
Real estate tax	29,109	—	5,834	34,943
Expense reimbursements to related parties	—	—	11,624	11,624
Management fees	33,248	13,772	—	47,020
Transaction-related	126	—	189	315
Depreciation and amortization	95,190	—	—	95,190
Real estate impairment	5,993	—	12,085	18,078
Increase in provision for credit losses	—	2,881	—	2,881
Total expenses	234,569	37,823	84,345	356,737
Other income (expense):
Gain on disposition of real estate and condominium developments, net	77,178	—	5,867	83,045
Merger-related expenses, net	—	—	(1,404)	(1,404)
Gain on investment in unconsolidated entities	—	—	606	606
Other income (expense), net	1,531	(1,376)	(5)	150
Loss on extinguishment of debt	(1,628)	—	(3,267)	(4,895)
Total other income (expense)	77,081	(1,376)	1,797	77,502
Segment net income (loss)	137,241	31,362	(82,113)	86,490
Segment net income (loss) attributable to the Company	$137,241	$31,362	$(82,113)	$86,490
Total assets as of December 31, 2021	$3,821,085	$2,859,017	$282,674	$6,962,776
__________________________________
(1)Includes condominium and rental units acquired via foreclosure during the year ended December 31, 2021.
(2)Includes the Company’s investment in CIM UII Onshore.
NOTE 19 — SUBSEQUENT EVENTS
In addition to subsequent events previously disclosed, the following events also occurred subsequent to December 31, 2023.
Redemptions of Shares of Common Stock
Subsequent to December 31, 2023, the Company redeemed approximately 1.7 million shares for $11.0 million (at an average redemption price of $6.31 per share). The remaining redemption requests received during the three months ended December 31, 2023 totaling approximately 27.6 million shares went unfulfilled.
Estimated Per Share NAV
On February 29, 2024, the Board established an updated estimated per share NAV of the Company’s common stock as of January 31, 2024, of $6.09 per share. Commencing on March 1, 2024, distributions will be reinvested in shares of the Company’s common stock under the DRIP at a price of $6.09 per share and $6.09 serves as the most recent estimated per share NAV for purposes of the share redemption program.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Departure of Directors
On February 29, 2024, Alicia K. Harrison, Calvin E. Hollis, Avraham Shemesh, Roger D. Snell and Emily Vande Krol (each a “Resigning Director” and collectively, the “Resigning Directors”), of whom Messrs. Hollis and Snell and Ms. Harrison are independent directors, resigned from the Company’s Board effective as of the close of the meeting of the Board on February 29, 2024. Prior to the resignations, Ms. Harrison served on the Audit Committee, Mr. Hollis and Mr. Snell served on the Compensation Committee and Mr. Snell served on the Investment Risk Management Committee. None of the Resigning Directors’ resignations were a result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices and are a result of the Resigning Directors moving to serve on the Board of Trustees of the Company’s subsidiary, CLR. Following the resignations of the Resigning Directors, the directors reduced the size of the Board to five members. The Company’s Board now consists of the five remaining directors, three of whom are independent directors. In connection with the resignations, the Board approved the acceleration of the vesting of the Resigning Directors’ restricted shares, as applicable, subsequent to December 31, 2023.
Investment and Disposition Activity
Subsequent to December 31, 2023, the Company’s investment and disposition activity included the following:
•Disposed of four condominium units for an aggregate gross sales price of $13.2 million, resulting in net proceeds of $12.2 million after closing costs and a gain of approximately $781,000.
•Settled $3.0 million of liquid corporate senior loan purchases, $2.2 million of which were traded as of December 31, 2023, and settled $56.3 million of liquid corporate senior loan sales, resulting in an approximate $536,000 net loss on sale.
•Invested $12.0 million in five corporate senior loans to a third-party.
•Acquired one first mortgage loan with a principal balance of $13.6 million and funded an aggregate amount of $7.7 million to 10 of the Company’s first mortgage loans.
•Refinanced two of the Company’s first mortgage loans to have an initial maturity date of January 7, 2027, each with one one-year extension option.
•Three of the Company’s first mortgage loans entered into non-payment default.
Financing Activity
Subsequent to December 31, 2023, the Company’s financing activity included the following:
•Financed a first mortgage loan for $9.5 million under the repurchase facility with Barclays and financed a first mortgage loan for $20.9 million under the repurchase facility with Citibank.
•Repaid $36.5 million of borrowings under the Repurchase Facilities.

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
					Which Carried
			Buildings, Fixtures and	Total Adjustment	At December 31, 2023	Accumulated Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Real Estate Held for Investment the Company has Invested in:
AAA Office Park:
Hamilton, NJ	$—	$5,427	$22,970	$—	$28,397	$1,640	12/16/2021	2016
Academy Sports:
Cartersville, GA	6,945	4,517	4,574	—	9,091	512	12/21/2020	2014
Actuant Campus:
Columbus, WI	13,003	2,090	14,633	—	16,723	1,363	12/21/2020	2014
AK Steel:
West Chester, OH	—	1,421	21,044	—	22,465	1,310	12/16/2021	2007
Apex Technologies:
Mason, OH	—	1,288	11,127	—	12,415	681	12/16/2021	2013
Bass Pro Shop:
Tallahassee, FL	6,652	945	5,713	—	6,658	1,674	8/20/2013	2013
BJ’s Wholesale Club:
Fort Myers, FL	19,838	5,331	21,692	—	27,023	1,791	12/21/2020	2018
Roanoke, VA	15,530	4,509	14,545	—	19,054	1,219	11/25/2020	2018
Bob Evans:
Defiance, OH	2,579	501	2,781	—	3,282	168	12/16/2021	2011
Dover, OH	2,535	552	1,930	—	2,482	111	12/16/2021	2013
Dundee, MI	1,846	526	1,298	—	1,824	80	12/16/2021	2011
Gallipolis, OH	2,710	529	2,963	—	3,492	241	12/21/2020	2003
Hagerstown, MD	2,542	490	2,789	—	3,279	237	12/21/2020	1989
Hamilton, OH	1,934	446	2,359	—	2,805	130	12/16/2021	2014
Hummelstown, PA	2,264	1,029	2,283	—	3,312	129	12/16/2021	2013
Mansfield, OH	2,264	495	2,423	—	2,918	212	12/21/2020	2004
Mayfield Heights, OH	1,846	847	1,278	—	2,125	76	12/16/2021	2003
Monroe, MI	2,198	623	2,177	—	2,800	192	12/21/2020	1998
Northwood, OH	2,535	514	2,760	—	3,274	231	12/21/2020	1998
Peoria, IL	894	620	524	—	1,144	64	12/21/2020	1995
Piqua, OH	2,022	413	2,187	—	2,600	187	12/21/2020	1989
Bottom Dollar Grocery:
Ambridge, PA	—	519	2,985	—	3,504	779	11/5/2013	2012
Burger King:
Yukon, OK	1,209	500	1,141	—	1,641	107	12/21/2020	1989
Cabela’s:
Acworth, GA	21,691	4,979	18,775	—	23,754	3,237	9/25/2017	2014
Avon, OH	12,373	2,755	10,751	—	13,506	1,884	9/25/2017	2016
La Vista, NE	21,032	3,260	16,923	—	20,183	2,807	9/25/2017	2006
Sun Prairie, WI	15,919	3,373	14,058	—	17,431	2,557	9/25/2017	2015
Caliber Collision Center:
Fredericksburg, VA	3,626	1,807	2,292	—	4,099	241	7/22/2020	2019
Lake Jackson, TX	2,894	800	2,974	—	3,774	297	12/21/2020	2006
Richmond, VA	4,234	1,453	3,323	—	4,776	364	7/30/2020	2020
San Antonio, TX	3,938	691	4,458	—	5,149	410	12/21/2020	2019
Williamsburg, VA	3,707	1,418	2,800	—	4,218	297	6/12/2020	2020
Camping World:
Fort Myers, FL	11,186	3,226	11,832	—	15,058	1,183	12/21/2020	1987
Cash & Carry:
Salt Lake City, UT	3,905	863	4,149	—	5,012	361	12/21/2020	2006
Chick-Fil-A:
Dickson City, PA	1,956	1,113	7,946	(7,817)	1,242	303	6/30/2014	2013

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
					Which Carried
			Buildings, Fixtures and	Total Adjustment	At December 31, 2023	Accumulated Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Costco:
Tallahassee, FL	$8,022	$9,497	$—	$—	$9,497	$—	12/11/2012	2006
CVS:
Arnold, MO	3,970	2,043	2,367	—	4,410	612	12/13/2013	2013
Asheville, NC	1,875	1,108	1,084	—	2,192	334	4/26/2012	1998
Austin, TX	4,329	1,076	3,475	—	4,551	892	12/13/2013	2013
Bloomington, IN	4,417	1,620	2,957	—	4,577	764	12/13/2013	2012
Blue Springs, MO	2,930	395	2,722	—	3,117	703	12/13/2013	2013
Bridgeton, MO	3,970	2,056	2,362	—	4,418	610	12/13/2013	2013
Charleston, SC	1,692	869	1,009	—	1,878	312	4/26/2012	1998
Chesapeake, VA	3,238	1,044	3,053	—	4,097	805	12/13/2013	2013
Cicero, IN	3,443	487	3,099	—	3,586	799	12/13/2013	2013
Eminence, KY	3,472	872	2,511	—	3,383	640	12/13/2013	2013
Goose Creek, SC	2,828	1,022	1,980	—	3,002	506	12/13/2013	2013
Greenwood, IN	4,212	912	3,549	61	4,522	944	7/11/2013	1999
Hazlet, NJ	5,941	3,047	3,610	—	6,657	928	12/13/2013	2013
Hillcrest Heights, MD	3,839	1,817	2,989	71	4,877	784	9/30/2013	2001
Honesdale, PA	4,102	1,206	3,342	—	4,548	885	12/13/2013	2013
Independence, MO	2,425	359	2,242	—	2,601	581	12/13/2013	2013
Indianapolis, IN	3,362	1,110	2,484	—	3,594	641	12/13/2013	2013
Irving, TX	3,582	745	3,034	—	3,779	874	10/5/2012	2000
Janesville, WI	3,047	736	2,545	—	3,281	656	12/13/2013	2013
Katy, TX	3,128	1,149	2,462	—	3,611	622	12/13/2013	2013
London, KY	4,139	1,445	2,661	—	4,106	705	9/10/2013	2013
North Wilkesboro, NC	2,300	332	2,369	73	2,774	620	10/25/2013	1999
Poplar Bluff, MO	3,699	1,861	2,211	—	4,072	574	12/13/2013	2013
Salem, NH	5,216	3,456	2,351	—	5,807	599	11/18/2013	2013
San Antonio, TX	3,297	1,893	1,848	—	3,741	483	12/13/2013	2013
Sand Springs, OK	3,560	1,765	2,283	—	4,048	594	12/13/2013	2013
Santa Fe, NM	6,219	2,243	4,619	—	6,862	1,173	12/13/2013	2013
Sedalia, MO	2,586	466	2,318	—	2,784	600	12/13/2013	2013
St. John, MO	3,743	1,546	2,601	—	4,147	671	12/13/2013	2013
Vineland, NJ	3,538	813	2,926	—	3,739	779	12/13/2013	2010
Waynesboro, VA	3,260	986	2,708	—	3,694	699	12/13/2013	2013
West Monroe, LA	3,406	1,738	2,136	—	3,874	555	12/13/2013	2013
Wisconsin Rapids, WI	2,198	707	3,262	—	3,969	178	12/16/2021	2013
Dollar General:
Parchment, MI	—	168	1,162	—	1,330	282	6/25/2014	2014
Duluth Trading:
Denton, TX	3,681	1,662	2,918	—	4,580	275	12/21/2020	2017
Madison, AL	3,765	1,174	3,603	—	4,777	333	12/21/2020	2019
Noblesville, IN	3,677	1,212	3,436	—	4,648	347	12/21/2020	2003
Family Dollar:
Salina, UT	—	211	1,262	—	1,473	139	12/21/2020	2014
Jewel-Osco:
Plainfield, IL	8,739	—	—	11,151	11,151	1,394	11/14/2018	2001
Spring Grove, IL	7,787	991	11,361	—	12,352	655	12/16/2021	2007
Wood Dale, IL	7,765	4,069	7,800	—	11,869	470	12/16/2021	2005
Kroger:
Shelton, WA	8,908	1,180	11,040	—	12,220	3,112	4/30/2014	1994

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
					Which Carried
			Buildings, Fixtures and	Total Adjustment	At December 31, 2023	Accumulated Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Kum & Go:
Conway, AR	$3,187	$510	$2,577	$—	$3,087	$624	6/13/2014	2014
LA Fitness:
Columbus, OH	—	1,013	6,734	—	7,747	1,615	4/29/2015	2014
Pawtucket, RI	—	5,945	8,012	(3,080)	10,877	34	12/16/2021	2015
Rock Hill, SC	—	780	7,590	(2,044)	6,326	37	12/16/2021	2015
Lowe’s:
Asheboro, NC	6,959	1,098	6,722	7	7,827	1,731	6/23/2014	1994
Cincinnati, OH	11,662	14,092	—	491	14,583	—	2/10/2014	2001
Covington, LA	9,054	10,233	—	—	10,233	—	8/20/2014	2002
Mansfield, OH	7,809	873	8,256	37	9,166	2,179	6/12/2014	1992
North Dartmouth, MA	14,263	6,774	17,384	—	24,158	1,071	12/16/2021	2004
Oxford, AL	10,681	1,668	7,622	369	9,659	2,524	6/28/2013	1999
Tuscaloosa, AL	7,794	4,908	4,786	109	9,803	1,391	10/29/2013	1993
Zanesville, OH	9,098	2,161	8,375	316	10,852	2,326	12/11/2013	1995
McAlister’s Deli:
Lawton, OK	2,106	805	1,057	—	1,862	282	5/1/2014	2013
Mister Car Wash:
Athens, AL	2,513	383	1,150	—	1,533	209	9/12/2017	2008
Decatur, AL	1,231	257	559	—	816	110	9/12/2017	2005
Decatur, AL	2,798	486	1,253	—	1,739	261	9/12/2017	2014
Decatur, AL	1,436	359	1,152	—	1,511	237	9/12/2017	2007
Hartselle, AL	1,033	360	569	—	929	115	9/12/2017	2007
Hudson, FL	1,971	1,229	1,562	—	2,791	90	12/16/2021	2007
Madison, AL	3,831	562	1,139	—	1,701	241	9/12/2017	2012
National Tire & Battery:
Cypress, TX	2,798	910	2,224	—	3,134	520	9/1/2015	2005
Montgomery, IL	3,018	516	2,494	—	3,010	712	1/15/2013	2007
North Richland Hills, TX	2,674	513	2,579	—	3,092	595	9/1/2015	2005
Pasadena, TX	2,857	908	2,307	—	3,215	540	9/1/2015	2005
Natural Grocers:
Heber City, UT	4,527	1,286	3,727	—	5,013	336	12/21/2020	2017
Idaho Falls, ID	3,553	833	2,316	—	3,149	606	2/14/2014	2013
O’Reilly Automotive:
Bennettsville, SC	1,179	361	1,207	—	1,568	122	12/21/2020	2015
Clayton, GA	1,297	501	945	—	1,446	195	1/29/2016	2015
Flowood, MS	1,341	506	1,288	—	1,794	127	12/21/2020	2014
Iron Mountain, MI	1,209	249	1,400	—	1,649	140	12/21/2020	2014
Popeyes:
Independence, MO	1,157	333	680	—	1,013	168	6/27/2014	2005
Raising Cane’s:
Avondale, AZ	3,216	1,774	2,381	—	4,155	136	12/16/2021	2013
Reno, NV	3,282	1,841	2,259	—	4,100	209	12/21/2020	2014
Republic Services:
Scottsdale, AZ	—	11,460	36,231	(10,391)	37,300	—	12/16/2021	2016

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
					Which Carried
			Buildings, Fixtures and	Total Adjustment	At December 31, 2023	Accumulated Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Safeway:
Juneau, AK	$10,732	$6,174	$8,791	$—	$14,965	$831	12/21/2020	2017
Siemens:
Milford, OH	—	4,137	23,153	—	27,290	3,040	12/21/2020	1991
Spinx:
Simpsonville, SC	1,787	591	969	—	1,560	267	1/24/2013	2012
Steinhafels:
Greenfield, WI	7,326	1,783	7,643	—	9,426	653	12/21/2020	1991
Madison, WI	11,032	3,227	8,531	—	11,758	509	12/16/2021	2017
Sunoco:
Palm City, FL	3,465	667	1,698	—	2,365	457	4/12/2013	2011
SuperValu:
Oglesby, IL	12,688	2,505	11,777	—	14,282	857	12/16/2021	1996
Take 5:
Andrews, TX	879	230	862	—	1,092	74	12/21/2020	1994
Bedford, TX	897	283	837	—	1,120	87	12/21/2020	2009
Burleson, TX	1,117	471	936	—	1,407	92	12/21/2020	1994
Burleson, TX	824	201	837	—	1,038	75	12/21/2020	2010
Burleson, TX	641	394	407	—	801	72	12/21/2020	2003
Cedar Hill, TX	788	250	705	—	955	65	12/21/2020	1985
Hereford, TX	824	50	995	—	1,045	83	12/21/2020	1993
Irving, TX	458	120	445	—	565	40	12/21/2020	1989
Irving, TX	824	210	818	—	1,028	72	12/21/2020	1987
Lubbock, TX	1,264	151	1,428	—	1,579	116	12/21/2020	2002
Midland, TX	1,667	192	1,861	—	2,053	151	12/21/2020	1995
Mineral Wells, TX	1,117	131	1,263	—	1,394	104	12/21/2020	2019
Teradata:
Miami Township, OH	—	1,615	5,250	—	6,865	391	12/16/2021	2010
TGI Friday’s:
Wilmington, DE	2,740	1,685	969	—	2,654	251	6/27/2014	1991
Time Warner:
Streetsboro, OH	—	1,009	5,602	—	6,611	342	12/16/2021	2003
Tire Kingdom:
Summerville, SC	2,161	1,208	1,233	—	2,441	279	9/1/2015	2005
Tractor Supply:
Ashland, VA	3,033	500	2,696	175	3,371	753	11/22/2013	2013
Blytheville, AR	2,564	780	2,660	175	3,615	309	12/21/2020	2002
Cambridge, MN	2,373	807	1,272	203	2,282	491	5/14/2012	2012
Carlyle, IL	2,344	707	2,386	175	3,268	302	12/21/2020	2015
Fortuna, CA	4,483	568	3,819	175	4,562	1,012	6/27/2014	2014
Logan, WV	2,985	597	3,232	175	4,004	324	12/21/2020	2006
Lumberton, NC	2,754	611	2,007	175	2,793	638	5/24/2013	2013
Monticello, FL	2,608	448	1,916	175	2,539	609	6/20/2013	2013
Shelbyville, IL	2,330	586	2,576	175	3,337	293	12/21/2020	2017
South Hill, VA	2,857	630	2,179	175	2,984	650	6/24/2013	2011
Weaverville, NC	4,183	867	3,138	277	4,282	915	9/13/2013	2006

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
					Which Carried
			Buildings, Fixtures and	Total Adjustment	At December 31, 2023	Accumulated Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
United Oil:
Bellflower, CA	$1,919	$1,246	$788	$—	$2,034	$185	9/30/2014	2001
Brea, CA	2,879	2,393	658	—	3,051	153	9/30/2014	1984
Carson, CA	5,355	2,354	4,821	—	7,175	433	12/21/2020	1958
El Cajon, CA	1,853	1,533	568	—	2,101	133	9/30/2014	2008
El Cajon, CA	1,648	1,225	368	—	1,593	86	9/30/2014	2000
Fallbrook, CA	3,538	1,266	3,458	—	4,724	281	12/21/2020	1958
Harbor City, CA	3,297	1,359	3,047	—	4,406	253	12/21/2020	2014
Hawthorne, CA	1,993	896	1,764	—	2,660	147	12/21/2020	2001
La Habra, CA	2,403	1,971	571	—	2,542	133	9/30/2014	2000
Lakewood, CA	3,663	2,499	2,400	—	4,899	219	12/21/2020	1973
Lawndale, CA	2,198	1,462	862	—	2,324	201	9/30/2014	2001
Long Beach, CA	2,747	1,088	2,582	—	3,670	218	12/21/2020	1990
Los Angeles, CA	3,223	1,927	1,484	—	3,411	347	9/30/2014	2007
Los Angeles, CA	2,747	2,182	701	—	2,883	164	9/30/2014	1964
Los Angeles, CA	3,773	2,435	2,614	—	5,049	220	12/21/2020	1982
Los Angeles, CA	4,117	2,016	3,486	—	5,502	284	12/21/2020	1965
Norco, CA	3,157	1,852	1,489	—	3,341	348	9/30/2014	1995
San Clemente, CA	4,183	2,036	3,561	—	5,597	296	12/21/2020	1973
San Diego, CA	2,264	1,362	1,662	—	3,024	147	12/21/2020	1959
San Diego, CA	3,568	1,547	3,218	—	4,765	266	12/21/2020	2011
San Diego, CA	4,872	2,409	4,105	—	6,514	356	12/21/2020	1976
San Diego, CA	2,608	1,877	883	—	2,760	206	9/30/2014	2006
Santa Ana, CA	2,542	1,629	1,766	—	3,395	156	12/21/2020	2000
Vista, CA	2,264	2,063	334	—	2,397	78	9/30/2014	1986
Vista (Vista), CA	2,198	2,028	418	—	2,446	98	9/30/2014	2010
Whittier, CA	2,469	1,629	985	—	2,614	230	9/30/2014	1997
Vacant:
Sanford, FL	—	1,031	1,807	(1,861)	977	72	10/23/2012	1999
Valeo North American HQ:
Troy, MI	—	1,880	9,813	—	11,693	909	12/16/2021	2007
Valeo Production Facility:
East Liberty, OH	—	357	4,989	46	5,392	341	12/16/2021	2016
Valvoline HQ:
Lexington, KY	—	5,558	41,234	—	46,792	3,305	12/16/2021	2016
Walgreens:
Austintown, OH	3,568	637	4,173	—	4,810	1,096	8/19/2013	2002
Dearborn Heights, MI	6,058	2,236	3,411	—	5,647	922	7/9/2013	2008
Fort Madison, IA	3,480	514	3,723	—	4,237	988	9/20/2013	2008
Las Vegas, NV	3,861	2,325	3,262	70	5,657	870	9/26/2013	1999
Lawton, OK	2,765	860	2,539	106	3,505	700	7/3/2013	1998
Little Rock, AR	4,395	548	4,676	—	5,224	1,120	6/30/2014	2011
Lubbock, TX	3,535	565	3,257	103	3,925	946	10/11/2012	2000
Metropolis, IL	4,095	284	4,991	—	5,275	1,174	8/8/2014	2009
Sacramento, CA	3,231	324	2,669	—	2,993	668	6/30/2014	2008

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
					Which Carried
			Buildings, Fixtures and	Total Adjustment	At December 31, 2023	Accumulated Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Walgreens (continued):
San Antonio, TX	$6,904	$1,417	$7,932	$—	$9,349	$640	12/21/2020	2005
Suffolk, VA	4,029	1,261	3,461	—	4,722	1,088	5/14/2012	2007
Walmart:
Anderson, SC	9,538	2,424	9,719	—	12,143	1,983	11/5/2015	2015
Florence, SC	8,835	2,013	9,225	—	11,238	1,874	11/5/2015	2015
Tallahassee, FL	11,095	14,823	—	—	14,823	—	12/11/2012	2008
Weasler Engineering:
West Bend, WI	11,677	1,019	13,390	—	14,409	949	12/16/2021	2016
Wendy’s:
Grafton, VA	1,583	539	894	—	1,433	223	6/27/2014	1985
	$758,520	$320,729	$825,394	$(10,128)	$1,135,995	$116,397

____________________________________
(a)Initial costs exclude subsequent impairment charges.
(b)Consists of capital expenditures and real estate development costs, and impairment charges.
(c)The aggregate cost for federal income tax purposes was $1.1 billion.
(d)The following is a reconciliation of total real estate carrying value for the years ended December 31 (in thousands):

	2023	2022	2021
Balance, beginning of period	$2,041,696	$2,362,175	$3,371,926
Additions
Acquisitions	—	—	752,272
Improvements	619	1,245	3,785
Total additions	$619	$1,245	$756,057
Less: Deductions
Cost of real estate sold	884,128	305,071	426,436
Other (including provisions for impairment of real estate assets)	22,192	16,653	1,339,372
Total deductions	906,320	321,724	1,765,808
Balance, end of period	$1,135,995	$2,041,696	$2,362,175
(e)Gross intangible lease assets of $154.2 million and the associated accumulated amortization of $52.8 million are not reflected in the table above.

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
(in thousands)
(f)The following is a reconciliation of accumulated depreciation for the years ended December 31 (in thousands):

	2023	2022	2021
Balance, beginning of period	$179,855	$158,354	$298,364
Additions
Acquisitions - Depreciation expense for building, acquisitions costs and tenant improvements acquired	26,011	41,627	61,868
Improvements - Depreciation expense for tenant improvements and building equipment	3,218	5,270	5,140
Total additions	$29,229	$46,897	$67,008
Deductions
Cost of real estate sold	85,919	22,508	43,600
Other (including provisions for impairment of real estate assets)	6,768	2,888	163,418
Total deductions	92,687	25,396	207,018
Balance, end of period	$116,397	$179,855	$158,354
(g)The Company’s assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, buildings are depreciated over 40 years, site improvements are amortized over 15 years and tenant improvements are amortized over the remaining life of the lease or the useful life, whichever is shorter.

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE
(in thousands)

								Principal
							Carrying	Amount of
							Amount of	Loans Subject
			Final	Periodic		Face	Mortgages at	to Delinquent
		Interest	Maturity	Payment	Prior	Amount of	December 31,	Principal or
Loan Type	Description / Location	Rate (a)	Date (b)	Terms (c)	Liens	Mortgages	2023 (d)	"Interest"

First mortgage loan	Office / Duluth, Georgia	+ 3.25%	2/1/2025	P/I	N/A	$50,643	$50,536	$—
First mortgage loan	Office / Dallas, Texas	+ 3.85%	9/8/2025	P/I	N/A	90,513	90,173	—
First mortgage loan	Office / Orlando, Florida	+ 4.10%	10/9/2025	P/I	N/A	71,730	71,510	—
First mortgage loan	Office / San Diego, California	+ 4.66%	12/7/2025	P/I	N/A	108,309	107,827	—
First mortgage loan (e)	Office / Houston, Texas	+ 2.00%	11/7/2024	P/I	N/A	86,739	86,739	—
First mortgage loan (e)	Office / Houston, Texas	+ 2.55%	11/7/2024	P/I	N/A	18,261	18,261	—
First mortgage loan	Office / Irvine, California	+ 3.55%	7/7/2026	P/I	N/A	174,769	174,134	—
First mortgage loan	Office / Bethesda, Maryland	+ 3.86%	9/16/2026	P/I	N/A	57,508	57,145	—
First mortgage loan	Multifamily / Fort Lauderdale, Florida	+ 1.47% - 6.82%	10/7/2025	P/I	N/A	199,930	199,244	—
First mortgage loan	Multifamily / Los Angeles, California	+ 2.60%	10/7/2025	P/I	N/A	123,000	122,855	—
First mortgage loan	Retail / Glendale, New York	+ 4.26%	11/7/2026	P/I	N/A	65,000	64,747	—
First mortgage loan	Multifamily / San Jose, California	+ 3.00%	11/7/2024	P/I	N/A	146,205	145,836	—
First mortgage loan	Multifamily / Arlington, Virginia	+ 2.75%	12/15/2026	P/I	N/A	88,180	87,874	—
First mortgage loan	Multifamily / Brooklyn, New York	+ 3.61%	12/17/2026	P/I	N/A	60,750	60,491	—
First mortgage loan (f)	Multifamily / Brooklyn, New York	+ 3.61%	12/17/2026	P/I	N/A	20,250	20,164	—
First mortgage loan	Office / McLean, Virginia	+ 3.41%	2/5/2027	P/I	N/A	129,977	129,158	—
First mortgage loan	Multifamily / Gainesville, Florida	+ 3.20%	1/7/2027	P/I	N/A	70,908	70,661	—
First mortgage loan	Office / Boston, Massachusetts	+ 2.90%	1/7/2027	P/I	N/A	135,009	134,220	—
First mortgage loan	Multifamily / Miami, Florida	+ 2.60%	1/7/2027	P/I	N/A	154,000	153,485	—
First mortgage loan	Multifamily / Nashville, Tennessee	+ 3.00%	1/7/2027	P/I	N/A	118,749	118,358	—
First mortgage loan	Office / Tampa, Florida	+ 3.28%	2/7/2027	P/I	N/A	173,690	172,852	—
First mortgage loan	Office / Atlanta, Georgia	+ 3.40%	3/7/2027	P/I	N/A	270,269	268,689	—
First mortgage loan	Office / Phoenix, Arizona	+ 3.34%	4/7/2027	P/I	N/A	304,703	302,699	—
First mortgage loan	Mixed-Use / Alpharetta, Georgia	+ 4.70%	4/7/2027	P/I	N/A	69,355	68,966	—
First mortgage loan	Multifamily / Phoenix, Arizona	+ 3.05%	5/7/2027	P/I	N/A	145,519	144,916	—
First mortgage loan	Office / Washington D.C.	+ 4.00%	6/6/2027	P/I	N/A	185,350	184,274	—
First mortgage loan	Industrial / Spanish Fork, Utah	+ 3.50%	7/7/2025	P/I	N/A	81,000	80,668	—
First mortgage loan	Self-Storage / Various	+ 3.95%	9/7/2027	P/I	N/A	61,120	60,722	—
First mortgage loan	Industrial / Various	+ 2.40%	8/9/2027	P/I	N/A	269,430	264,104	—
First mortgage loan	Hospitality / Orlando, Florida	+ 4.40%	9/7/2028	P/I	N/A	34,950	34,619	—
First mortgage loan	Hospitality / Tampa, Florida	+ 4.15%	8/7/2028	P/I	N/A	25,900	25,627	—
First mortgage loan	Multifamily / Los Angeles, California	+ 3.25%	1/5/2029	P/I	N/A	47,500	47,245	—

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE
(in thousands)

								Principal
							Carrying	Amount of
							Amount of	Loans Subject
			Final	Periodic		Face	Mortgages at	to Delinquent
		Interest	Maturity	Payment	Prior	Amount of	December 31,	Principal or
Loan Type	Description / Location	Rate (a)	Date (b)	Terms (c)	Liens	Mortgages	2023 (d)	"Interest"

First mortgage loan	Hospitality / Philadelphia, Pennsylvania	+ 4.05%	1/7/2029	P/I	N/A	$29,900	$29,552	$—
Total loans						$3,669,116	$3,648,351	$—
Current expected credit losses (g)						—	(109,240)	—
Total loans, net						$3,669,116	$3,539,111	$—
____________________________________
(a)Expressed as a spread over the relevant floating benchmark rates, which include Term SOFR, and the 30-day SOFR average, as applicable to each loan.
(b)Final maturity date assumes all extension options are exercised.
(c)P/I = principal and interest.
(d)The tax basis of the loans included above is $3.6 billion as of December 31, 2023.
(e)As of December 31, 2023, the first mortgage loan was in maturity default. During January 2024, the loan was refinanced with a fully extended maturity date of January 7, 2028 and is no longer in maturity default. Upon closing of the refinance, the accrued default interest was waived.
(f)As of December 31, 2023, the first mortgage loan is comprised of contiguous mezzanine loan components that, as a whole, have expected credit quality similar to that of a first mortgage loan.
(g)As of December 31, 2023, the Company’s current expected credit losses related to its loans held-for-investment totaled $132.6 million, $109.2 million of which was related to the CRE loans.
The following table reconciles mortgage loans on real estate for the years ended December 31 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance, beginning of period	$3,264,841	$1,958,655	$428,393
Additions during period:
New loans	483,099	1,401,539	1,810,166
Capitalized interest	—	62	—
Accretion of fees and other items	8,726	9,896	2,998
Total additions	$491,825	$1,411,497	$1,813,164
Less: Deductions during period:
Collections of principal	(120,394)	(80,911)	(169,094)
Capitalized interest	—	—	(9,469)
Foreclosures	—	—	(138,006)
Deferred fees and other items	(8,273)	(13,978)	(17,031)
Total deductions	$(128,667)	$(94,889)	$(333,600)
(Provision for) reversal of credit losses	(88,888)	(10,422)	50,698
Net balance, end of period	$3,539,111	$3,264,841	$1,958,655