Form 10-Q
period 2024-03-31
CIM REAL ESTATE FINANCE TRUST, INC.
filed 2024-05-15
CIK 1498547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 6, 2024, there were approximately 436.6 million shares of common stock, par value $0.01 per share, of CIM Real Estate Finance Trust, Inc. outstanding.

CIM REAL ESTATE FINANCE TRUST, INC.

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands, except share and per share amounts) (Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Real estate assets:
Land	$308,410	$317,844
Buildings, fixtures and improvements	790,490	818,151
Intangible lease assets	150,370	154,217
Condominium developments	80,107	87,581
Total real estate assets, at cost	1,329,377	1,377,793
Less: accumulated depreciation and amortization	(177,861)	(169,163)
Total real estate assets, net	1,151,516	1,208,630
Investment in unconsolidated entities	138,285	126,777
Real estate-related securities and other, at fair value, net of credit loss allowances of $35,562 and $35,808 as of March 31, 2024 and December 31, 2023, respectively	513,474	519,714
Loans held-for-investment and related receivables, net	4,315,930	4,397,063
Less: Current expected credit losses	(205,043)	(132,598)
Total loans held-for-investment and related receivables, net	4,110,887	4,264,465
Cash and cash equivalents	301,296	247,500
Restricted cash	4,063	13,082
Rents and tenant receivables, net	17,951	17,082
Prepaid expenses and other assets	8,357	9,423
Deferred costs, net	11,213	12,121
Accrued interest receivable	26,377	27,682
Assets held for sale	41,074	—
Total assets	$6,324,493	$6,446,476
LIABILITIES AND STOCKHOLDERS’ EQUITY
Repurchase facilities, notes payable and credit facilities, net	$3,889,025	$3,923,723
Accrued expenses and accounts payable	35,193	40,240
Due to affiliates	13,582	13,897
Intangible lease liabilities, net	13,069	13,354
Distributions payable	16,486	16,047
Deferred rental income and other liabilities	4,622	4,435
Total liabilities	3,971,977	4,011,696
Commitments and contingencies (Note 11)
Redeemable common stock	168,454	168,703
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 490,000,000 shares authorized, 437,241,982 and 437,254,715 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	4,374	4,372
Capital in excess of par value	3,530,821	3,529,973
Accumulated distributions in excess of earnings	(1,274,945)	(1,187,125)
Accumulated other comprehensive loss	(76,188)	(81,143)
Total stockholders’ equity	2,184,062	2,266,077
Total liabilities, redeemable common stock, and stockholders’ equity	$6,324,493	$6,446,476
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Rental and other property income	$24,574	$38,781
Interest income	109,855	108,083
Total revenues	134,429	146,864
Expenses:
General and administrative	6,150	3,298
Interest expense, net	65,576	66,234
Property operating	4,007	2,576
Real estate tax	1,278	817
Expense reimbursements to related parties	2,993	3,568
Management fees	12,691	12,579
Transaction-related	60	13
Depreciation and amortization	8,542	15,110
Real estate impairment	—	4,814
Increase in provision for credit losses	67,117	1,453
Total expenses	168,414	110,462
Other (expense) income:
Gain on disposition of real estate and condominium developments, net	782	19,623
Gain (loss) on investment in unconsolidated entities	2,525	(770)
Unrealized (loss) gain on equity securities	(11,413)	2,258
Other income, net	3,549	324
Loss on extinguishment of debt	—	(3,645)
Total other (expense) income	(4,557)	17,790
Net (loss) income	$(38,542)	$54,192
Net income allocated to noncontrolling interest	—	8
Net (loss) income attributable to the Company	$(38,542)	$54,184
Weighted average number of common shares outstanding:
Basic and diluted	437,264,798	437,433,853
Net (loss) income per common share:
Basic and diluted	$(0.09)	$0.12
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
 (in thousands) (Unaudited)

	Three Months Ended March 31,
	2024	2023
Net (loss) income	$(38,542)	$54,192
Other comprehensive income (loss)
Unrealized gain (loss) on CMBS	4,955	(26,310)
Total other comprehensive income (loss)	4,955	(26,310)

Comprehensive (loss) income	(33,587)	27,882
Comprehensive income attributable to noncontrolling interest	—	8
Comprehensive (loss) income attributable to the Company	$(33,587)	$27,874
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (in thousands, except share amounts) (Unaudited)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance as of January 1, 2024	437,254,715	$4,372	$3,529,973	$(1,187,125)	$(81,143)	$2,266,077
Issuance of common stock	1,742,240	19	10,846	—	—	10,865
Equity-based compensation	—	—	815	—	—	815
Distributions declared on common stock — $0.11 per common share	—	—	—	(49,278)	—	(49,278)
Redemptions of common stock	(1,754,973)	(17)	(11,062)	—	—	(11,079)
Changes in redeemable common stock	—	—	249	—	—	249
Comprehensive (loss) income	—	—	—	(38,542)	4,955	(33,587)
Balance as of March 31, 2024	437,241,982	$4,374	$3,530,821	$(1,274,945)	$(76,188)	$2,184,062

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
	Number of Shares	Par Value
Balance as of January 1, 2023	437,397,414	$4,373	$3,529,523	$(1,029,287)	$(48,526)	$2,456,083	$(8)	$2,456,075
Issuance of common stock	1,637,923	17	10,746	—	—	10,763	—	10,763
Equity-based compensation	—	—	120	—	—	120	—	120
Distributions declared on common stock — $0.11 per common share	—	—	—	(45,929)	—	(45,929)	—	(45,929)
Redemptions of common stock	(1,605,529)	(16)	(10,532)	—	—	(10,548)	—	(10,548)
Changes in redeemable common stock	—	—	(213)	—	—	(213)	—	(213)
Comprehensive income (loss)	—	—	—	54,184	(26,310)	27,874	8	27,882
Balance as of March 31, 2023	437,429,808	$4,374	$3,529,644	$(1,021,032)	$(74,836)	$2,438,150	$—	$2,438,150
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands) (Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(38,542)	$54,192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	8,486	15,125
Amortization of deferred financing costs	2,383	3,190
Amortization and accretion on deferred loan fees	(1,185)	(3,324)
Amortization of premiums and discounts on credit investments	(2,313)	(8,481)
Capitalized interest income on real estate-related securities and loans held-for-investment	(306)	(284)
Equity-based compensation	815	120
Straight-line rental income	(668)	(1,120)
Write-offs for uncollectible lease-related receivables	(46)	338
Gain on disposition of real estate assets and condominium developments, net	(782)	(19,623)
Loss on sale of credit investments, net	416	64
(Gain) loss on investment in unconsolidated entities	(2,525)	770
Unrealized loss (gain) on equity securities	11,413	(2,258)
Loss on interest rate caps	—	1,960
Impairment of real estate assets	—	4,814
Increase in provision for credit losses	67,117	1,453
Write-off of deferred financing costs	—	2,354
Return on investment in unconsolidated entities	2,526	—
Changes in assets and liabilities:
Rents and tenant receivables, net	(377)	4,901
Prepaid expenses and other assets	1,066	13,572
Accrued interest receivable	1,305	(1,069)
Accrued expenses and accounts payable	2,014	2,008
Deferred rental income and other liabilities	187	(1,314)
Due to affiliates	(315)	(2,270)
Net cash provided by operating activities	50,669	65,118
Cash flows from investing activities:
Investment in unconsolidated entities	(12,000)	—
Return of investment in unconsolidated entities	491	2,450
Investment in real estate-related securities	—	(9,401)
Investment in liquid corporate senior loans	(5,621)	(26,804)
Investment in real estate assets and capital expenditures	(4,156)	(2,495)
Investment in corporate senior loans	(11,822)	(16,763)
Origination and funding of first mortgage loans	(23,602)	(17,007)
Origination and exit fees received on loans held-for-investment	329	—
Principal payments received on loans held-for-investment	46,291	123,996
Principal payments received on real estate-related securities	3,245	48,975
Net proceeds from disposition of real estate assets and condominium developments	12,231	775,144
Net proceeds from sale of liquid corporate senior loans	74,080	8,311
Net cash provided by investing activities	$79,466	$886,406

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands) (Unaudited) — Continued

	Three Months Ended March 31,
	2024	2023
Cash flows from financing activities:
Redemptions of common stock	$(11,079)	$(10,548)
Distributions to stockholders	(37,974)	(34,684)
Proceeds from borrowings	47,225	53,275
Repayments of borrowings, and prepayment penalties	(82,763)	(519,069)
Deferred financing costs paid	(767)	(3,457)
Net cash used in financing activities	(85,358)	(514,483)
Net increase in cash and cash equivalents and restricted cash	44,777	437,041
Cash and cash equivalents and restricted cash, beginning of period	260,582	176,594
Cash and cash equivalents and restricted cash, end of period	$305,359	$613,635
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$301,296	$555,245
Restricted cash	4,063	58,390
Total cash and cash equivalents and restricted cash	$305,359	$613,635
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$16,486	$15,310
Accrued capital expenditures	$346	$468
Construction reserve allocation	$—	$(190)
Accrued deferred financing costs	$—	$174
Common stock issued through distribution reinvestment plan	$10,865	$10,763
Change in fair value of real estate-related securities	$4,955	$(26,309)
Conversion of loan held-for-investment to equity securities	$(1,993)	$—
Supplemental Cash Flow Disclosures:
Interest paid	$63,210	$63,543
Cash paid for taxes	$933	$39

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 (Unaudited)
NOTE 1 — ORGANIZATION AND BUSINESS
CIM Real Estate Finance Trust, Inc. (the “Company”) is a non-exchange traded real estate investment trust (“REIT”) formed as a Maryland corporation on July 27, 2010, that elected to be taxed, and operates its business to qualify, as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2012. The Company seeks to attain attractive risk-adjusted returns and create long term value for its investors by investing in a diversified portfolio of senior secured mortgage loans, creditworthy long-term net-leased property investments and other senior loan and liquid credit investments. As of March 31, 2024, the Company’s loan portfolio consisted of 254 loans with a net book value of $4.1 billion, and investments in real estate-related securities and other of $513.5 million. The Company expects to conduct its commercial real estate lending business through CIM Commercial Lending REIT (“CLR”), a Maryland statutory trust and subsidiary of the Company which the Company expects to be taxed as a REIT for U.S. federal income tax purposes. As of March 31, 2024, CLR holds a diversified portfolio of approximately $1.6 billion of the Company’s senior secured mortgage loans and commercial mortgage-backed securities. As of March 31, 2024, the Company owned 192 properties, comprising approximately 6.2 million rentable square feet of commercial space located in 37 states. As of March 31, 2024, the rentable square feet at these properties was 99.9% leased, including month-to-month agreements, if any. As of March 31, 2024, the Company owned condominium developments with a net book value of $80.1 million.
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
March 31, 2024 (Unaudited) – (Continued)

issue shares under the Secondary DRIP Offering on August 2, 2016 and continues to issue shares under the Secondary DRIP Offering.
The Company’s board of directors (the “Board”) establishes an updated estimated per share net asset value (“NAV”) of the Company’s common stock on at least an annual basis for purposes of assisting broker-dealers that participated in the Initial Offering in meeting their customer account reporting obligations under Financial Industry Regulatory Authority Rule 2231. Distributions are reinvested in shares of the Company’s common stock for participants in the DRIP at the estimated per share NAV as determined by the Board. Additionally, the estimated per share NAV as determined by the Board serves as the per share NAV for purposes of the share redemption program. As of March 31, 2024, the estimated per share NAV of the Company’s common stock was $6.09, which was established by the Board on February 29, 2024 using a valuation date of January 31, 2024. Commencing on March 1, 2024, distributions are reinvested in shares of the Company’s common stock under the DRIP at a price of $6.09 per share and $6.09 per share serves as the most recent estimated per share NAV for purposes of the share redemption program. The Company’s estimated per share NAVs are not audited or reviewed by its independent registered public accounting firm.
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
Principles of Consolidation and Basis of Presentation
The condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC regarding interim financial reporting, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2023, and related notes thereto, set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The condensed consolidated financial statements should also be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.
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
March 31, 2024 (Unaudited) – (Continued)

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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, lease concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; significant increases to budgeted costs for units under development; and a reduction in prevailing market values for assets being considered for disposition. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. The Company’s impairment assessment as of March 31, 2024 was based on the most current information available to the Company. The assumptions and uncertainties utilized in the evaluation of the impairment of real estate assets are discussed in detail in Note 3 — Fair Value Measurements. See also Note 4 — Real Estate Assets for further discussion regarding real estate investment activity.
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
Dispositions of Real Estate Assets
Gains and losses from dispositions are recognized once the various criteria relating to the terms of sale and any subsequent involvement by the Company with the asset sold are met. A discontinued operation includes only the disposal of a component of an entity and represents a strategic shift that has (or will have) a major effect on an entity’s financial results. Given the Company’s current asset portfolio and strategy, the Company’s dispositions during the three months ended March 31, 2024 and 2023 did not qualify for discontinued operations presentation and thus, the results of the properties and condominiums that were sold will not be reported as discontinued operations, and any associated gains or losses from the dispositions are included in gain on disposition of real estate and condominium developments, net. See Note 4 — Real Estate Assets for a discussion of the disposition of individual properties and condominiums during the three months ended March 31, 2024.
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
March 31, 2024 (Unaudited) – (Continued)

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
Investment in Unconsolidated Entities
The Company is engaged in an unconsolidated joint venture arrangement through CIM NP JV Holdings, LLC (“NP JV Holdings”) (the “Unconsolidated Joint Venture”), of which it owns, indirectly through CMFT MT JV Holdings, LLC and CLR NP Holdings, LLC, a subsidiary of CLR, approximately 50% of the outstanding equity. Through the Unconsolidated Joint Venture, which holds approximately 92% of the membership interest in NewPoint JV, LLC (the “NewPoint JV”) pursuant to the terms of the Operating Agreement entered into between the Unconsolidated Joint Venture and NewPoint Bridge Lending, LLC, the Company indirectly owns approximately 46% of the outstanding equity of the NewPoint JV on a fully diluted basis. The Company accounts for its investment under the equity method. The equity method of accounting requires the investment to be initially recorded at cost, including transaction costs incurred to finalize the investment, and is subsequently adjusted for the Company’s share of equity in NP JV Holdings’ earnings and distributions, including unrealized gains and losses as a result of changes in fair value of the NewPoint JV. The Company records its share of NP JV Holdings’ profits or losses on a quarterly basis as an adjustment to the carrying value of the investment on the Company’s condensed consolidated balance sheet and such share is recognized as a profit or loss on the condensed consolidated statements of operations.
For more information, refer to Note 6 — Investment in Unconsolidated Entities.
Restricted Cash
The Company had $4.1 million and $13.1 million in restricted cash as of March 31, 2024 and December 31, 2023, respectively. Included in restricted cash was $2.1 million and $1.9 million held by lenders in lockbox accounts, as of March 31, 2024 and December 31, 2023, respectively. As part of certain of the Company’s debt agreements, rents from certain encumbered properties and interest income from certain first mortgage loans are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess is disbursed to the Company. Also included in restricted cash was $2.0 million of construction reserves, amounts held by lenders in escrow accounts for real estate taxes and other lender reserves for certain properties, in accordance with the associated lender’s loan agreement as of March 31, 2024 and December 31, 2023. In addition, the Company had a $9.2 million deposit held as cash collateral included in restricted cash as December 31, 2023, that was applied by Barclays Bank PLC (“Barclays”) as repayment of certain eligible assets transferred under the Master Repurchase Agreement with Barclays (as described in more detail in Note 10 — Repurchase Facilities, Notes Payable and Credit Facilities) during the three months ended March 31, 2024.
Real Estate-Related Securities and Other
Real estate-related securities and other consists primarily of the Company’s investments in commercial mortgage-backed securities (“CMBS”) and equity securities. The Company determines the appropriate classification for real estate-related securities at the time of purchase and reevaluates such designation as of each balance sheet date.
As of March 31, 2024, the Company classified its investments in CMBS as available-for-sale as the Company is not actively trading the securities; however, the Company may sell them prior to their maturity. These investments are carried at their estimated fair value with unrealized gains and losses reported in other comprehensive income (loss). The amortized cost of the Company’s CMBS is adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method.
The Company’s investments in equity securities of public and private companies are carried at their estimated fair values with unrealized gains and losses reported on the condensed consolidated statements of operations. Dividend income is included in other income, net on the condensed consolidated statements of operations, of which the Company recorded $1.5 million and $1.4 million, respectively, during the three months ended March 31, 2024 and 2023.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 (Unaudited) – (Continued)

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
Interest earned is either received in cash or capitalized to CMBS in the Company’s condensed consolidated balance sheets. Interest is capitalized when certain conditions are met as specified in each security agreement.
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
The Company estimates the current expected credit loss for its first mortgage loans primarily using the Weighted Average Remaining Maturity method, which has been identified as an acceptable method for estimating CECL reserves in the Financial Accounting Standards Board (“FASB”) Staff Q&A Topic 326, No. 1. This method requires the Company to reference historic loan loss data across a comparable data set and apply such loss rate to each loan investment over its expected remaining term, taking into consideration expected economic conditions over the relevant timeframe. The Company considers loan investments that are both (i) expected to be substantially repaid through the operation or sale of the underlying collateral, and (ii) for which the borrower is experiencing financial difficulty, to be “collateral-dependent” loans. For such loans that the Company determines that foreclosure of the collateral is probable, the Company measures the expected losses based on the difference between the fair value of the collateral less costs to sell and the amortized cost basis of the loan as of the measurement date. For collateral-dependent loans that the Company determines foreclosure is not probable, the Company applies a practical expedient to estimate expected losses using the difference between the collateral’s fair value and the amortized cost basis of the loan. For the Company’s liquid corporate senior loans and corporate senior loans, the Company uses a probability of default and loss given default method using a comparable data set. The Company may use other acceptable alternative approaches in the future depending on, among other factors, the type of loan, underlying collateral, and availability of relevant historical market loan

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 (Unaudited) – (Continued)

loss data. The Company only expects to charge-off impairment losses as a reduction to current expected credit losses and as a reduction to the respective loan balance if and when such amounts are deemed non-recoverable. This is generally at the time a loan is repaid or foreclosed. However, non-recoverability may also be concluded if, in the Company’s determination, it is nearly certain that all amounts due will not be collected.
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
Based on a 5-point scale, the Company’s loans are rated “1” through “5,” from least risk to greatest risk, respectively, which ratings are defined as follows:
1-Outperform — Most satisfactory asset quality and liquidity, good leverage capacity. A “1” rating maintains predictable and strong cash flows from operations. The trends and outlook for the credit’s operations, balance sheet, and industry are neutral to favorable. Collateral, if appropriate, exceeds performance metrics;
2-Meets or Exceeds Expectations — Acceptable asset quality, moderate excess liquidity, modest leverage capacity. A “2” rating could have some financial/non-financial weaknesses which are offset by strengths; however, the credit demonstrates an ample current cash flow from operations. The trends and outlook for the credit’s operations, balance sheet, and industry are generally positive or neutral. Collateral performance, if appropriate, meets or exceeds substantially all performance metrics included in original or current underwriting / business plan;
3-Satisfactory — Acceptable asset quality, somewhat strained liquidity, minimal leverage capacity. A “3” rating is at times characterized by acceptable cash flows from operations. The trends and conditions of the credit’s operations and balance sheet are neutral. Collateral performance, if appropriate, meets or is on track to meet underwriting; business plan can reasonably be achieved;
4-Underperformance — The debt investment possesses credit deficiencies or potential weaknesses which deserve management’s close and continued attention. The obligor’s operations and/or balance sheet have demonstrated an adverse trend or deterioration which, while serious, has not reached the point where the liquidation of debt is jeopardized. These weaknesses are generally considered correctable by the borrower in the normal course of business but may weaken the asset or inadequately protect the Company’s credit position if not checked or corrected. Collateral performance, if appropriate, falls short of original underwriting, material differences exist from business plan, or both; technical milestones have been missed; defaults may exist, or may soon occur absent material improvement; and
5-Default/Possibility of Loss — The debt investment is protected inadequately by the current enterprise value or paying capacity of the obligor or of the collateral, if any. The underlying company’s operations have well-defined weaknesses based upon objective evidence, such as recurring or significant decreases in revenues and cash flows. Major variance from business plan; loan covenants or technical milestones have been breached; timely exit from loan via sale or refinancing is questionable; risk of principal loss. Collateral performance, if appropriate, is significantly worse than underwriting.
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
March 31, 2024 (Unaudited) – (Continued)

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
March 31, 2024 (Unaudited) – (Continued)

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
Reportable Segments
The Company’s segment information reflects how the chief operating decision makers review information for operational decision-making purposes. The Company has two reportable segments:
Credit — engages primarily in acquiring and originating primarily floating rate first and second lien mortgage loans, either directly or through co-investments in joint ventures, related to real estate assets. This segment also includes investments in real estate-related securities, equity securities, liquid corporate senior loans and corporate senior loans.
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
In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). The amendments in this update clarify the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual sale restrictions and introduce new disclosure requirements related to such equity securities. The amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those annual periods, with early adoption permitted. The ASU became effective for the Company beginning January 1, 2024. ASU 2022-03 did not have a material impact on the Company’s condensed consolidated financial statements and disclosures during the three months ended March 31, 2024.
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
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 enhances the disclosures required for reportable segments on an annual and interim basis. ASU 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023, for interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company does not

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 (Unaudited) – (Continued)

expect the adoption of ASU 2023-07 to have a material impact on its condensed consolidated financial statements and disclosures.
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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Real estate-related securities and other — The Company generally determines the fair value of its CMBS by utilizing broker-dealer quotations, reported trades or valuation estimates from pricing models to determine the reported price. Pricing models for CMBS are generally discounted cash flow models that usually consider the attributes applicable to a particular class of security (e.g., credit rating, seniority), current market data, and estimated cash flows for each class and incorporate deal collateral performance such as prepayment speeds and default rates, as available. Depending upon the significance of the fair value inputs used in determining these fair values, these securities are valued using Level 1, Level 2 or Level 3 inputs. A breakout of the Company’s CMBS Level 2 and Level 3 positions as of March 31, 2024 and December 31, 2023 can be found in the tables under Items Measured at Fair Value on a Recurring Basis below.
The Company’s equity securities are valued using Level 1, Level 2 or Level 3 inputs depending upon the significance of the fair value inputs used in determining the respective fair values. The estimated fair value of the Company’s equity securities are based on quoted market prices when readily and regularly available in an active market.
Credit facilities and notes payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of March 31, 2024, the estimated fair value of the Company’s debt was $3.80 billion, compared to a carrying value of $3.90 billion. The estimated fair value of the Company’s debt as of December 31, 2023 was $3.83 billion, compared to a carrying value of $3.94 billion.
Derivative instruments — In the normal course of business, the Company uses certain types of derivative instruments, such as interest rate swaps and interest rate caps, for the purpose of managing or hedging its interest rate risk. All derivative instruments are carried at fair value and are generally valued using Level 2 inputs. The fair value of these instruments is determined using interest rate market pricing models. In addition, credit valuation adjustments are incorporated into the fair values to account for the Company’s potential nonperformance risk and the performance risk of the respective counterparties.
Although the Company has determined that the majority of the inputs used to value its derivatives has generally fallen within Level 2 of the fair value hierarchy, certain credit valuation adjustments associated with such derivatives may utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 (Unaudited) – (Continued)

Loans held-for-investment — The Company’s loans held-for-investment are recorded at cost upon origination, net of loan origination fees and discounts. The Company estimates the fair value of its loans held-for-investment by performing a present value analysis for the anticipated future cash flows using an appropriate market discount rate taking into consideration the credit risk. The Company has determined that its commercial real estate (“CRE”) loans held-for-investment and corporate senior loans are classified in Level 3 of the fair value hierarchy. The Company’s liquid corporate senior loans are classified as Level 2 or Level 3 depending on the number of market quotations or indicative prices from pricing services that are available, and whether the depth of the market is sufficient to transact at those prices in amounts approximating the Company’s investment position at the measurement date. As of March 31, 2024, $352.7 million and $51.7 million of the Company’s liquid corporate senior loans were classified in Level 2 and Level 3 of the fair value hierarchy, respectively. As of December 31, 2023, $445.7 million and $70.2 million of the Company’s liquid corporate senior loans were classified in Level 2 and Level 3 of the fair value hierarchy, respectively. As of March 31, 2024, the estimated fair value of the Company’s loans held-for-investment and related receivables, net was $4.11 billion, which approximated its net book value of $4.11 billion. As of December 31, 2023, the estimated fair value of the Company’s loans held-for-investment and related receivables, net was $4.32 billion, compared to its net book value of $4.26 billion.
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
Items Measured at Fair Value on a Recurring Basis
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets that are required to be measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 (in thousands):

	Balance as of March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
CMBS	$479,895	$—	$348,834	$131,061
Equity securities	33,579	33,579	—	—
Total financial assets	$513,474	$33,579	$348,834	$131,061

	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
CMBS	$476,715	$—	$347,634	$129,081
Equity security	42,999	42,999	—	—
Total financial assets	$519,714	$42,999	$347,634	$129,081

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 (Unaudited) – (Continued)

The following are reconciliations of the changes in financial assets with Level 3 inputs in the fair value hierarchy for the three months ended March 31, 2024 (in thousands):

Level 3
Beginning Balance, January 1, 2024	$129,081
Total gains and losses:
Unrealized gain included in other comprehensive income (loss), net	564
Reversal of current expected credit losses	246
Purchases and payments received:
Discounts, net	873
Capitalized interest income	297
Ending Balance, March 31, 2024	$131,061
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
As of March 31, 2024, the Company had an aggregate $141.9 million asset-specific credit loss reserve related to three of the Company’s first mortgage loans with an aggregate carrying value of $438.0 million. The asset-specific credit loss reserve was recorded based on the Company’s estimation of the fair value of the first mortgage loans’ aggregate underlying collateral as of March 31, 2024. These loans are therefore measured at fair value on a nonrecurring basis using significant unobservable inputs, and are classified as Level 3 assets in the fair value hierarchy. The Company considered a variety of inputs including property performance, market data and comparable sales, as applicable. The significant unobservable inputs used include the terminal capitalization rate, which ranged from 7.5% to 8.8%, and the discount rate, which ranged from 9.5% to 10.8%. For additional information regarding the first mortgage loans, refer to Note 8 — Loans Held-For-Investment.
As discussed in Note 4 — Real Estate Assets, during the three months ended March 31, 2024, no properties were deemed to be impaired. During the three months ended March 31, 2023, real estate assets related to one property were deemed to be impaired and its carrying value was reduced to an estimated fair value of $4.8 million, resulting in impairment charges of $4.8 million. The Company estimates fair values using Level 3 inputs and a combined income and market approach, specifically using discounted cash flow analysis and recent comparable sales transactions. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgment and to make certain key assumptions, including, but not limited to, the following: (1) terminal capitalization rates; (2) discount rates; (3) the number of years the property will be held; (4) property operating expenses; and (5) re-leasing assumptions, including the number of months to re-lease, market rental income and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and the future performance and sustainability of the Company’s tenants. The Company determined that the selling prices used to determine the fair values were Level 2 inputs.
The following summarizes the ranges of discount rates and terminal capitalization rates used for the Company’s impairment test for the real estate assets during the three months ended March 31, 2023:

Three Months Ended March 31,
2023
Discount Rate	Terminal Capitalization Rate
9.7%	7.5% – 9.2%

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 (Unaudited) – (Continued)

The following table presents the impairment charges by asset class recorded during the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Asset class impaired:
Land	$—	$1,144
Buildings, fixtures and improvements	—	3,652
Intangible lease assets	—	18
Total impairment loss	$—	$4,814
NOTE 4 — REAL ESTATE ASSETS
Property Acquisitions
During the three months ended March 31, 2024 and 2023, the Company did not acquire any properties.
Condominium Development Project
During the three months ended March 31, 2024 and 2023, the Company capitalized $4.5 million and $2.7 million, respectively, of expenditures associated with the development of condominiums acquired via foreclosure, which is included in condominium developments in the accompanying condensed consolidated balance sheets. Such capitalized expenditures included $458,000 of capitalized interest expense during the three months ended March 31, 2023. No capitalized interest was included in the capitalized expenditures during the three months ended March 31, 2024.
Condominium Dispositions
During the three months ended March 31, 2024, the Company disposed of condominium units for an aggregate sales price of $13.2 million, resulting in proceeds of $12.2 million after closing costs and a gain of $782,000. During the three months ended March 31, 2023, the Company disposed of one condominium unit for a sales price of $1.6 million, resulting in proceeds of $1.5 million after closing costs and a gain of $60,000. The Company has no continuing involvement that would preclude sale treatment with these condominium units. The gain on sale of condominium units is included in gain on disposition of real estate and condominium developments, net in the condensed consolidated statements of operations.
Property Dispositions and Real Estate Assets Held for Sale
During the three months ended March 31, 2024, the Company did not dispose of any properties.
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
As of March 31, 2024, the Company identified one property with a fair value of $41.1 million as held for sale. Subsequent to March 31, 2024, the Company disposed of this property on April 30, 2024 for $41.5 million, as further discussed in Note 17 — Subsequent Events.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 (Unaudited) – (Continued)

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
During the three months ended March 31, 2024, no properties were deemed to be impaired. During the three months ended March 31, 2023, one property totaling approximately 45,000 square feet with a carrying value of $9.6 million was deemed to be impaired and its carrying value was reduced to an estimated fair value of $4.8 million, resulting in impairment charges of $4.8 million, which were recorded in the condensed consolidated statements of operations.
See Note 3 — Fair Value Measurements for a further discussion regarding these impairment charges during the three months ended March 31, 2024 and 2023.
NOTE 5 — INTANGIBLE LEASE ASSETS AND LIABILITIES
Intangible lease assets and liabilities consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands, except weighted average life remaining):

	March 31, 2024	December 31, 2023
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $52,407 and $49,737, respectively (with a weighted average life remaining of 11.1 years and 11.2 years, respectively)
	$91,020	$97,537
Acquired above-market leases, net of accumulated amortization of $3,135 and $3,029, respectively (with a weighted average life remaining of 10.8 years and 11.1 years, respectively)
	3,808	3,914
Total intangible lease assets, net	$94,828	$101,451
Intangible lease liabilities:
Acquired below-market leases, net of accumulated amortization of $5,421 and $5,136, respectively (with a weighted average life remaining of 11.8 years and 12.1 years, respectively)
	$13,069	$13,354
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
The following table summarizes the amortization related to the intangible lease assets and liabilities for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
In-place lease and other intangible amortization	$2,695	$5,082
Above-market lease amortization	$106	$234
Below-market lease amortization	$285	$433

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 (Unaudited) – (Continued)

As of March 31, 2024, the estimated amortization relating to the intangible lease assets and liabilities is as follows (in thousands):

	Amortization
	In-Place Leases and Other Intangibles	Above-Market Leases	Below-Market Leases
Remainder of 2024	$7,819	$318	$841
2025	10,095	424	1,120
2026	8,905	379	1,120
2027	8,510	356	1,120
2028	7,536	343	1,120
Thereafter	48,155	1,988	7,748
Total	$91,020	$3,808	$13,069
NOTE 6 — INVESTMENT IN UNCONSOLIDATED ENTITIES
During the year ended December 31, 2021, the Company entered into the Unconsolidated Joint Venture, of which the Company currently owns as of March 31, 2024, indirectly through CMFT MT JV Holdings, LLC and CLR NP Holdings, LLC, a subsidiary of CLR, approximately 50% of the outstanding equity. The Unconsolidated Joint Venture holds approximately 92% of the membership interest in the NewPoint JV. Through the Unconsolidated Joint Venture, the Company has an approximate 46% interest in the NewPoint JV and accounts for its investment under the equity method. The primary purpose of the NewPoint JV is to source, underwrite, close and service on an ongoing basis multifamily bridge loans, participation interests, and other debt instruments such as loans. As of March 31, 2024 and December 31, 2023, the carrying value of the Company’s investment in NP JV Holdings was $138.3 million and $126.8 million, respectively, which approximates fair value and is included in investment in unconsolidated entities on the condensed consolidated balance sheets. The Company recorded a gain totaling $2.5 million, which represented its share of NP JV Holdings’ gain, during the three months ended March 31, 2024, in the condensed consolidated statements of operations. The Company recorded a loss totaling $770,000, which represented its share of NP JV Holdings’ loss, during the three months ended March 31, 2023, in the condensed consolidated statements of operations. During the three months ended March 31, 2024, the Company contributed an additional $12.0 million in NP JV Holdings. The Company also received $3.0 million in distributions during the three months ended March 31, 2024, $2.5 million of which was recognized as a return on investment and $491,000 of which was recognized as a return of investment and reduced the invested capital and the carrying amount. As of March 31, 2024, the Company had $76.7 million of unfunded commitments related to NewPoint JV. These commitments are not reflected in the accompanying condensed consolidated balance sheets.
The Company provided a limited guaranty to NewPoint JV, under which the Company agreed to guarantee the Unconsolidated Joint Venture’s cross indemnity and its share of capital contribution obligations under the agreement with NewPoint JV.
NOTE 7 — REAL ESTATE-RELATED SECURITIES AND OTHER
As of March 31, 2024, the Company had real estate-related securities and equity securities with an aggregate estimated fair value of $513.5 million, which included 22 CMBS investments and three equity securities. The CMBS investments have initial maturity dates ranging from December 2023 through June 2058 and have interest rates ranging from 6.8% to 12.7% as of March 31, 2024, with one CMBS earning a zero coupon rate. As of March 31, 2024, two tranches of a CMBS position held by the Company did not mature as anticipated in December 2023 and were therefore in maturity default as of March 31, 2024. The following is a summary of the Company’s real estate-related securities and equity securities as of March 31, 2024 (in thousands):

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 (Unaudited) – (Continued)

	Real Estate-Related Securities and Other
		Gross Unrealized
	Amortized Cost Basis	Gains	Losses	CECL	Fair Value
CMBS	$591,626	$978	$(77,147)	$(35,562)	$479,895
Equity securities	55,381	—	(21,802)	—	33,579
Total real estate-related securities and other	$647,007	$978	$(98,949)	$(35,562)	$513,474
The following table provides the activity for the real estate-related securities and other during the three months ended March 31, 2024 (in thousands):

	Amortized Cost Basis	Unrealized Loss	CECL	Fair Value
Real estate-related securities and other as of January 1, 2024	$647,035	$(91,513)	$(35,808)	$519,714
Converted equity securities	1,993	—	—	1,993
Amortization of discount on real estate-related securities	927	—	—	927
Capitalized interest income on real estate-related securities	297	—	—	297
Principal payments received on real estate-related securities	(3,245)	—	—	(3,245)
Unrealized loss on real estate-related securities and other, net	—	(6,458)	—	(6,458)
Reversal of credit losses	—	—	246	246
Real estate-related securities and other as of March 31, 2024	$647,007	$(97,971)	$(35,562)	$513,474
During the three months ended March 31, 2024, the Company received $2.0 million in equity securities through the equitization of an existing liquid corporate senior loan position, comprised of a $927,000 preferred equity security and $1.1 million in common equity, both of which are included in real estate-related securities and other on the Company’s condensed consolidated balance sheets. Unrealized gains and losses on CMBS are recorded in other comprehensive income (loss), with a portion of the amount subsequently reclassified into other income, net in the accompanying condensed consolidated statements of operations as securities are sold and gains and losses are recognized. Unrealized gains and losses on equity securities are reported on the condensed consolidated statements of operations. During the three months ended March 31, 2024, the Company recorded $6.5 million of net unrealized loss on its real estate-related securities and equity securities, comprised of a $4.9 million unrealized gain on CMBS, which is included in other comprehensive income (loss) in the accompanying condensed consolidated statements of comprehensive (loss) income and an $11.4 million unrealized loss on the Company’s equity securities, which is included in unrealized (loss) gain on equity securities in the accompanying condensed consolidated statements of operations. During the three months ended March 31, 2023, the Company recorded $26.3 million of unrealized loss on its CMBS, which is included in other comprehensive income (loss) in the accompanying condensed consolidated statements of comprehensive (loss) income, and recorded $2.3 million of unrealized gain on the Company’s equity security, which is included in unrealized (loss) gain on equity securities in the accompanying condensed consolidated statements of operations.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 (Unaudited) – (Continued)

The scheduled maturities of the Company’s CMBS as of March 31, 2024 are as follows (in thousands):

	CMBS
	Amortized Cost	Estimated Fair Value
Due within one year	$457,649	$357,819
Due after one year through five years	89,511	90,055
Due after five years through ten years	12,664	9,232
Due after ten years	31,802	22,789
Total	$591,626	$479,895
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
The following table presents the activity in the Company’s current expected credit losses related to its positions in one of two different tranches of a CMBS instrument for the three months ended March 31, 2024 and 2023 (in thousands):

CMBS
Current expected credit losses as of January 1, 2024	$35,808
Reversal of credit losses	(246)
Current expected credit losses as of March 31, 2024	$35,562

CMBS
Current expected credit losses as of January 1, 2023	$—
Provision for credit losses	—
Current expected credit losses as of March 31, 2023	$—
During the year ended December 31, 2023, the loan collateralizing one of the Company’s CMBS positions was transferred from the master servicer to a special servicer due to payment default generated by halted rent payments on the underlying office properties being mortgaged. In March 2023, the underlying collateral of the loan was appraised by the special servicer, resulting in an appraisal reduction representing approximately 44% of one of the CMBS position’s tranches in which the Company is invested. Though the appraisal reduction was partially reversed during the year ended December 31, 2023, the initial appraisal reduction resulted in reduced cash flows received from the respective CMBS investment during the year ended December 31, 2023. The Company considered various factors, including the factors noted above, in determining whether a credit loss existed. The present value of cash flows expected to be collected from the CMBS position did not exceed its amortized cost basis, and as such the Company determined one of the two tranches of the security the Company is invested in had incurred a credit loss. In addition, as of March 31, 2024, the CMBS position was in maturity default as it did not mature as anticipated on the initial maturity date during December 2023. The Company does not intend to sell the CMBS position and it is not considered more likely than not that the Company will be forced to sell the security prior to recovering the amortized cost. The Company determined the tranche with a higher subordination level had not incurred a credit loss as of March 31, 2024.
As a result of the credit loss incurred, the Company reclassified $13.6 million of unrealized loss from other comprehensive income (loss) on the condensed consolidated statements of comprehensive (loss) income to increase in provision for credit losses on the condensed consolidated statements of operations during the year ended December 31, 2023, and recorded an incremental $22.2 million to increase in provision for credit losses on the condensed consolidated statements of operations identified as part of the Company’s quantitative credit loss assessment during the year ended December 31, 2023. During the three months ended March 31, 2024, the Company recorded a $246,000 decrease to the provision for credit losses on the

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 (Unaudited) – (Continued)

condensed consolidated statements of operations. As of March 31, 2024, the amortized cost basis of the CMBS position identified as having incurred a credit loss was $47.9 million. The Company will continue to monitor for changes in expected cash flows in order to continue to measure the credit loss.
As of March 31, 2024, there were 13 CMBS positions with an aggregate fair value of $347.6 million with unrealized losses reflected in other comprehensive income (loss) in the accompanying condensed consolidated statements of comprehensive (loss) income. Upon evaluating these securities at the individual security level, the Company concluded that the unrealized losses included in other comprehensive income (loss) as of March 31, 2024 were noncredit-related and would be recovered from the securities’ estimated future cash flows. The Company considered various factors in reaching this conclusion, including that the Company did not intend to sell the securities, it was not considered more likely than not that the Company would be forced to sell the securities prior to recovering the amortized cost, and there were no material credit events that would have caused the Company to conclude that the amortized cost would not be recovered.
NOTE 8 — LOANS HELD-FOR-INVESTMENT
The Company’s loans held-for-investment consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	As of March 31,	As of December 31,
	2024	2023
First mortgage loans (1)	$3,667,418	$3,648,351
Total CRE loans held-for-investment and related receivables, net	3,667,418	3,648,351
Liquid corporate senior loans	426,148	537,990
Corporate senior loans	222,364	210,722
Loans held-for-investment and related receivables, net	$4,315,930	$4,397,063

Less: Current expected credit losses	$(205,043)	$(132,598)
Total loans held-for-investment and related receivables, net	$4,110,887	$4,264,465
____________________________________
(1)    As of March 31, 2024 and December 31, 2023, first mortgage loans included $20.2 million of contiguous mezzanine loan components that, as a whole, have expected credit quality similar to that of a first mortgage loan.
The following table details overall statistics for the Company’s loans held-for-investment as of March 31, 2024 and December 31, 2023 (dollar amounts in thousands):

	CRE Loans (1) (2)			Liquid Corporate Senior Loans		Corporate Senior Loans
	March 31, 2024	December 31, 2023		March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Number of loans	33	33		198	237	23	21
Principal balance	$3,687,013	$3,669,116		$431,165	$543,837	$226,316	$214,650
Net book value	$3,480,614	$3,539,111		$411,778	$518,252	$218,495	$207,102
Weighted-average interest rate (3)	8.7%	8.7%		9.3%	9.3%	11.8%	11.9%
Weighted-average maximum years to maturity	2.6	2.8	(4)	4.1	4.2	3.7	3.8
Unfunded loan commitments (5)	$192,419	$241,708		$152	$152	$26,330	$30,592
____________________________________
(1)As of March 31, 2024, 100% of the Company’s CRE loans by principal balance earned a floating rate of interest primarily indexed to the Secured Overnight Financing Rate (“SOFR”).
(2)Maximum maturity date assumes all extension options are exercised by the borrowers and assumes all relevant conditions are met for such extensions; however, the loans may be repaid prior to such date.
(3)The weighted-average interest rate is based on the relevant floating benchmark plus a spread.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 (Unaudited) – (Continued)

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
Activity relating to the Company’s loans held-for-investment portfolio was as follows for the three months ended March 31, 2024 (in thousands):

	CRE Loans	Liquid Corporate Senior Loans	Corporate Senior Loans	Total Loan Portfolio
Balance, January 1, 2024	$3,539,111	$518,252	$207,102	$4,264,465
Loan originations, acquisitions and funding (1)	23,604	6,019	12,250	41,873
Sale of loans	—	(74,080)	—	(74,080)
Principal repayments received	(5,707)	(39,991)	(593)	(46,291)
Capitalized interest	—	—	9	9
Conversion to equity securities (2)	—	(1,993)	—	(1,993)
Write-offs charged (3)	—	(1,649)	—	(1,649)
Deferred fees and other items (4)	(329)	(815)	(429)	(1,573)
Accretion and amortization of fees and other items	1,499	667	405	2,571
(Provision for) reversal of credit losses (5)	(77,564)	5,368	(249)	(72,445)
Balance, March 31, 2024	$3,480,614	$411,778	$218,495	$4,110,887
____________________________________
(1)Includes a $181,000 protective advance on one of the Company’s risk-rated 5 first mortgage loans.
(2)During the three months ended March 31, 2024, one of the Company’s defaulted liquid corporate senior loans was partially equitized into shares of common equity and a preferred equity security, as further discussed in Note 7 — Real Estate-Related Securities and Other.
(3)Includes a $1.6 million write-off on two liquid corporate senior loans as a result of distressed restructurings of both positions, which is included in increase in provision for credit losses on the Company’s condensed consolidated statements of operations.
(4)Other items primarily consist of purchase discounts or premiums and deferred origination expenses.
(5)Does not include current expected losses for unfunded or unsettled loan commitments. Such amounts are included in accrued expenses and accounts payable on the accompanying condensed consolidated balance sheets.
As of March 31, 2024, the Company’s CRE loans had the following characteristics based on carrying value (dollar amounts in thousands):

Collateral Property Type	As of March 31, 2024
Office	$1,850,351	50.4%
Multifamily	1,171,619	31.9%
Industrial	347,514	9.5%
Hospitality	103,245	2.8%
Mixed Use	69,177	1.9%
Retail	64,767	1.8%
Self-Storage	60,745	1.7%
Total first mortgage loans	$3,667,418	100%
Less: current expected credit losses	(186,804)
Total first mortgage loans, net	$3,480,614

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 (Unaudited) – (Continued)

Geographic Location	As of March 31, 2024
South	$1,490,793	40.6%
West	1,141,571	31.1%
East	768,260	20.9%
Various	266,794	7.4%
Total first mortgage loans	$3,667,418	100%
Less: current expected credit losses	(186,804)
Total first mortgage loans, net	$3,480,614
Current Expected Credit Losses
Current expected credit losses reflect the Company’s current estimate of potential credit losses related to loans held-for-investment included in the Company’s condensed consolidated balance sheets. Refer to Note 2 — Summary of Significant Accounting Policies for further discussion of the Company’s current expected credit losses.
The following table presents the activity in the Company’s current expected credit losses related to loans held-for-investment by loan type for the three months ended March 31, 2024 and 2023 (in thousands):

	First Mortgage Loans	Unfunded First Mortgage Loans (1)	Liquid Corporate Senior Loans	Unfunded or Unsettled Liquid Corporate Senior Loans (1)	Corporate Senior Loans	Unfunded Corporate Senior Loans (1)	Total
Current expected credit losses as of January 1, 2024	$109,240	$10,062	$19,738	$3	$3,620	$495	$143,158
Provision for (reversal of) credit losses	77,564	(6,653)	(3,719)	(1)	249	(78)	67,362
Charge-offs of CECL	—	—	(1,649)	—	—	—	(1,649)
Current expected credit losses as of March 31, 2024	$186,804	$3,409	$14,370	$2	$3,869	$417	$208,871

Current expected credit losses as of January 1, 2023	$20,352	$1,890	$21,195	$377	$797	$66	$44,677
Provision for (reversal of) credit losses	1,949	138	(914)	(121)	400	1	1,453
Current expected credit losses as of March 31, 2023	$22,301	$2,028	$20,281	$256	$1,197	$67	$46,130
____________________________________
(1)Current expected losses for unfunded or unsettled loan commitments are included in accrued expenses and accounts payable on the condensed consolidated balance sheets.
Changes to current expected credit losses are recognized through net (loss) income on the Company’s condensed consolidated statements of operations.
During the three months ended March 31, 2024, the Company recorded a net increase of $65.7 million in the current expected credit loss reserve against the loans held-for-investment portfolio, bringing the total current expected credit loss reserve on funded and unfunded commitments to $208.9 million. The current expected credit loss reserve reflects certain loans assessed for impairment as well as macroeconomic and current portfolio conditions.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 (Unaudited) – (Continued)

As of March 31, 2024, the Company had three collateral dependent risk-rated 5 first mortgage loan investments on nonaccrual status: (i) a $134.3 million commercial first mortgage loan on an office building in Massachusetts primarily due to a decrease in rent collection, reduced leasing activity, stabilization costs required, and past due interest payments during the three months ended March 31, 2024; (ii) a $129.2 million commercial first mortgage loan on an office building in Virginia primarily due to slower than anticipated leasing activity driven by COVID-accelerated office trends, decreased in-place occupancy, and past due interest payments during the three months ended March 31, 2024; and (iii) a $174.6 million commercial first mortgage loan on an office building in California primarily due to being past due on its interest payment during the three months ended March 31, 2024. During the three months ended March 31, 2024, the Company recognized $960,000, $982,000, and $1.6 million, respectively, of interest income on each of the first mortgage loans prior to payment default. As of March 31, 2024, the three risk-rated 5 first mortgage loans noted above were less than 90 days past due on their interest payments. Future interest collections related to these loans will be accounted for on a cash basis when received or as a reduction in the amortized cost basis, based on specific facts and circumstances at the time of payment.
As of March 31, 2024, the Company’s asset-specific credit loss reserve totaled $147.9 million, which related to the Company’s impaired risk-rated 5 first mortgage loans and liquid corporate senior loans. The asset-specific credit loss reserve is recorded based on the Company’s estimation of the fair value of each loan’s underlying collateral as of March 31, 2024.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 (Unaudited) – (Continued)

The Company’s primary credit quality indicator is its risk ratings, which are further discussed above. The following table presents the net book value of the Company’s loans held-for-investment portfolio as of March 31, 2024 by year of origination, loan type, and risk rating (dollar amounts in thousands):

			Amortized Cost of Loans Held-For-Investment by Year of Origination (1)
			As of March 31, 2024
	Number of Loans		2024	2023	2022	2021	2020	Prior	Total
First mortgage loans by internal risk rating:
1	—		$—	$—	$—	$—	$—	$—	$—
2	1		—	—	—	—	90,221	—	90,221
3	19		113,243	403,889	750,850	644,250	71,539	—	1,983,771
4	10		—	—	538,090	566,398	—	50,912	1,155,400
5	3		—	—	—	438,026	—	—	438,026
Total first mortgage loans	33		113,243	403,889	1,288,940	1,648,674	161,760	50,912	3,667,418
Liquid corporate senior loans by internal risk rating:
1	—		—	—	—	—	—	—	—
2	1		—	—	—	—	1,880	—	1,880
3	180		24,511	64,045	51,088	194,162	58,196	—	392,002
4	13		7,962	4,030	5,123	4,982	2,875	—	24,972
5	4	(2)	365	—	3,830	3,099	—	—	7,294
Total liquid corporate senior loans	198		32,838	68,075	60,041	202,243	62,951	—	426,148
Corporate senior loans by internal risk rating:
1	—		—	—	—	—	—	—	—
2	—		—	—	—	—	—	—	—
3	22		8,848	145,278	56,488	—	—	—	210,614
4	1		—	11,750	—	—	—	—	11,750
5	—		—	—	—	—	—	—	—
Total corporate senior loans	23		8,848	157,028	56,488	—	—	—	222,364
Less: Current expected credit losses									(205,043)
Total loans held-for-investment and related receivables, net	254								$4,110,887
Weighted Average Risk Rating (3)									3.5

Gross charge-offs (4)			—	—	—	(749)	(900)	—	$(1,649)
____________________________________
(1)Date loan was originated or acquired by the Company. Origination dates are subsequently updated to reflect material loan modifications.
(2)As of March 31, 2024, four of the Company’s liquid corporate senior loan investments were on nonaccrual status with a carrying value of $7.3 million, which represented less than 2% of the carrying value of the Company’s liquid corporate senior loans portfolio.
(3)Weighted average risk rating calculated based on carrying value at period end.
(4)Represents gross charge-offs by year of origination during the three months ended March 31, 2024.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 (Unaudited) – (Continued)

Loan Modifications
The Company may amend or modify a loan depending on the loan’s specific facts and circumstances. Such modifications generally provide borrowers with additional time to refinance or sell the collateral property, interest payment adjustments, deferral of scheduled principal repayments, and/or adjustments or waivers of performance tests that are prerequisite to the extension of a loan maturity.
During the three months ended March 31, 2024, the Company made modifications to one first mortgage loan, which was collateralized by an office property. The loan had a carrying value of $273.0 million, representing approximately 7.4% of the Company’s first mortgage loans as of March 31, 2024. The loan modification provided for the borrower to exercise the remaining extension options and for an accrual of payment-in-kind interest for any portion of interest exceeding a fixed 6.25%.
NOTE 9 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. During the year ended December 31, 2023, the Company’s remaining two interest rate cap agreements matured. As of March 31, 2024, the Company did not have any non-designated interest rate cap agreements.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the derivative instruments is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company had interest rate caps which were used to manage exposure to interest rate movements, but did not meet the requirements to be designated as a hedging instrument. The change in fair value of the derivative instruments that are not designated as hedges is recorded directly to earnings in other income, net on the accompanying condensed consolidated statements of operations. Interest rate swaps are designated as cash flow hedges in order to hedge the variability of the anticipated cash flows on the Company’s variable rate debt. The change in fair value of the derivative instruments designated as hedges is recorded in other comprehensive income (loss), with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the three months ended March 31, 2024 and 2023, no amounts were reclassified from other comprehensive income (loss) as a change to interest expense. No unrealized amounts on interest rate swaps were remaining in other comprehensive income (loss) as of March 31, 2024 and 2023. The Company includes cash flows from interest rate swap agreements in net cash flows provided by operating activities on its condensed consolidated statements of cash flows, as the Company’s accounting policy is to present cash flows from hedging instruments in the same category in its condensed consolidated statements of cash flows as the category for cash flows from the hedged items.
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
NOTE 10 — REPURCHASE FACILITIES, NOTES PAYABLE AND CREDIT FACILITIES
As of March 31, 2024, the Company had $3.9 billion of debt outstanding, including net deferred financing costs, with a weighted average years to maturity of 2.7 years and a weighted average interest rate of 6.3%. The weighted average years to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 (Unaudited) – (Continued)

The following table summarizes the debt balances as of March 31, 2024 and December 31, 2023, and the debt activity for the three months ended March 31, 2024 (in thousands):

		During the Three Months Ended March 31, 2024
	Balance as of December 31, 2023	Debt Issuances & Assumptions (1)	Repayments & Modifications	Amortization	Balance as of March 31, 2024
Notes payable – variable rate debt	$622,841	$1,782	$—	$—	$624,623
ABS mortgage notes	758,520	—	—	—	758,520
Credit facilities	490,500	15,000	(14,000)	—	491,500
Repurchase facilities	2,067,264	30,443	(68,763)	—	2,028,944
Total debt	3,939,125	47,225	(82,763)	—	3,903,587
Deferred costs – variable rate debt	(2,816)	(10)	—	325	(2,501)
Deferred costs – ABS mortgage notes	(12,586)	—	—	525	(12,061)
Total debt, net	$3,923,723	$47,215	$(82,763)	$850	$3,889,025
____________________________________
(1)Includes deferred financing costs incurred during the period.
For more information regarding the Company’s debt activity during the year ended December 31, 2023, see Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Notes Payable
As of March 31, 2024, the Company had $624.6 million of variable rate debt outstanding, the borrowings of which are financed through note on note financing arrangements with Massachusetts Mutual Life Insurance Company (the “Mass Mutual Financing”), Citibank, N.A. (“Citibank” and such financing, the “Citibank Financing”), and Barclays (the “Barclays Financing”) to provide financing for the Company’s CRE mortgage loans (the “Note on Note Financing Arrangements”).
The following table is a summary of the Note on Note Financing Arrangements as of March 31, 2024 (dollar amounts in thousands):

Note on Note Financing Arrangement	Date of Agreement	Maturity Date	Remaining Extension Options (1)	Weighted Average Interest Rate	Loans Financed under Note on Note Financing	Amount Financed
Citibank	6/16/2023	8/9/2024	3/1 yr.	6.6%	$98,149	$73,611
Barclays	10/20/2023	8/9/2024	3/1 yr.	6.6%	173,657	130,243
Mass Mutual	3/16/2022	(2)	N/A	7.5%	553,989	420,769
Total					$825,795	$624,623
____________________________________
(1)Represents the number of extension options remaining and the term of each option. Such extension options are subject to certain conditions as set forth within each respective note on note financing agreement.
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
March 31, 2024 (Unaudited) – (Continued)

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
	$774,000,000
____________________________________
(1)Reflects credit rating from Standard & Poor’s Financial Services LLC (“Standard & Poor’s”).
The collateral pool for the Class A Notes is comprised of 175 of the Company’s double- and triple-net leased single tenant properties, together with the related leases and certain other rights and interests. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the Class A Notes was $1.0 billion. As of March 31, 2024, amounts outstanding on the Class A Notes totaled $758.5 million with a weighted average interest rate of 2.8%. The Company may prepay the Class A Notes in full on or after the payment date beginning in July 2026 for the Class A-1 (AAA) Notes, the Class A-3 (AA) Notes and the Class A-5 (A) Notes, and on or after the payment date in July 2028 for the Class A-2 (AAA) Notes, the Class A-4 (AA) Notes and the Class A-6 (A) Notes.
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
Borrowings under the Loan and Security Agreement will bear interest equal to SOFR for the relevant interest period, plus an applicable rate. The applicable rate is 2.875% per annum (and an additional 2.00% per annum following an event of default under the Loan and Security Agreement). The revolving period began on February 10, 2023 and concludes on the day preceding the earlier to occur of (i) the scheduled revolving period end date of February 10, 2026, (ii) the date of the declaration of the revolving period end date upon the occurrence and continuation of an event of default, and (iii) the termination date. The termination date is the earlier to occur of (i) February 10, 2028 (two years after the revolving period end date) and (ii) the date of the declaration of the termination date or the date of the automatic occurrence of the termination date upon the occurrence and continuation of an event of default. As of March 31, 2024, the amounts borrowed and outstanding under the Loan Facility totaled $76.0 million at a weighted average interest rate of 8.2%.
CMFT Corporate Credit Securities, LLC, an indirect wholly-owned, bankruptcy-remote subsidiary of the Company, has a revolving credit and security agreement (the “Third Amended Credit and Security Agreement”) with the lenders from time to time parties thereto, Citibank, as administrative agent, CMFT Securities Investments, LLC, a wholly-owned subsidiary of the Company (“CMFT Securities”), as equityholder and as collateral manager, Citibank (acting through its Agency & Trust division), as both a collateral agent and as a collateral custodian, and Virtus Group, LP, as collateral administrator. The Third Amended Credit and Security Agreement provides for available borrowings under the revolving credit facility up to an aggregate principal amount of $550.0 million (the “Credit Securities Revolver”). The Credit Securities Revolver may be increased from time to time pursuant to the Third Amended Credit and Security Agreement. As of March 31, 2024, the amounts borrowed and outstanding under the Credit Securities Revolver totaled $415.5 million at a weighted average interest rate of 7.3%.
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
March 31, 2024 (Unaudited) – (Continued)

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
The Company believes it was in compliance with the financial covenants under the Company’s various fixed and variable rate debt agreements, as of March 31, 2024.
Repurchase Facilities
As of March 31, 2024, indirect wholly-owned subsidiaries of the Company (collectively, the “CMFT Lending Subs”), had Master Repurchase Agreements with Citibank, Barclays, Wells Fargo Bank, N.A. (“Wells Fargo”), Deutsche Bank AG (“Deutsche Bank”), and J.P. Morgan Securities LLC (“J.P. Morgan”) (collectively, the “Repurchase Agreements”) to provide financing primarily through each bank’s purchase of the Company’s CRE mortgage loans and CMBS and future funding advances (the “Repurchase Facilities”).
The following table is a summary of the Repurchase Facilities as of March 31, 2024 (dollar amounts in thousands):

Repurchase Facility	Date of Agreement	Maturity Date	Remaining Extension Options (1)	Maximum Facility Size		Weighted Average Interest Rate		Loans Financed under Repurchase Facility (2)	Amount Financed
Citibank	6/4/2020	8/17/2024	2/1 yr.	$70,485		7.5%	(3)	$196,909	$58,264
Citibank	12/19/2023	12/19/2025	3/1 yr.	579,515		7.1%	(3)	303,130	230,794
Barclays	9/21/2020	9/22/2025	2/1 yr.	558,947		7.2%	(3)	865,796	479,523
Barclays	12/4/2023	12/4/2026	2/1 yr.	691,053		7.3%	(3)	313,753	224,822
Wells Fargo	5/20/2021	8/30/2025	2/1 yr.	750,000		7.0%	(3)	897,097	679,286
Deutsche Bank	10/8/2021	10/8/2024	3/1 yr.	300,000		7.7%	(3)	233,232	168,201
J.P. Morgan	6/1/2022	(4)	(4)	—	(4)	6.5%	(5)	348,834	188,054
Total				$2,950,000				$3,158,751	$2,028,944
__________________________________
(1)Represents the number of extension options remaining and the term of each option. Such extension options are subject to certain conditions as set forth within each respective Repurchase Agreement.
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
(5)Under the Master Repurchase Agreement with J.P. Morgan, advances under the repurchase agreement may be made based on one-month Term SOFR plus a spread designated by J.P. Morgan, which as of March 31, 2024, ranges from 1.05% to 1.45%.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 (Unaudited) – (Continued)

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
The Repurchase Agreements and the Guaranties contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. In addition, the Guaranties contain financial covenants that require the Company to maintain: (i) minimum liquidity of not less than the lower of (a) $50.0 million and (b) the greater of (A) $10.0 million and (B) 5% of the then-current Guarantors’ recourse indebtedness, as defined in the Guaranties; (ii) minimum consolidated net worth greater than or equal to $1.0 billion plus (a) prior to the Guarantor Replacement Event, as applicable, 75% of the equity issued by the Guarantors following the respective closing dates of the Repurchase Agreements (the “Repurchase Closing Dates”) or, from and after the Guarantor Replacement Event, as applicable, 75% of the equity issued by the Replacement Guarantor following the Guarantor Replacement Event, as applicable, minus (b) prior to the Guarantor Replacement Event, as applicable, the aggregate amount of any redemptions or similar transaction by the Guarantors from the Repurchase Closing Dates or, from and after the Guarantor Replacement Event, as applicable, the aggregate amount of any redemptions or similar transaction by the Replacement Guarantor following the Guarantor Replacement Event, as applicable; (iii) maximum leverage ratio of total indebtedness to total equity less than or equal to 80%; and (iv) minimum interest coverage ratio of EBITDA (as defined in the Guaranties) to interest expense equal to or greater than 1.40. The Company believes it was in compliance with the financial covenants under the Repurchase Agreements as of March 31, 2024.
Maturities
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt subsequent to March 31, 2024 (in thousands):

Principal Repayments
Remainder of 2024	$618,374
2025	1,389,602
2026	224,822
2027	790,429
2028	425,248
Thereafter	455,112
Total	$3,903,587
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 (Unaudited) – (Continued)

Unfunded Commitments
As of March 31, 2024, the Company had $218.9 million of unfunded loan commitments related to its existing CRE loans held-for-investment, corporate senior loans, and liquid corporate senior loans, and $76.7 million of unfunded commitments related to NewPoint JV. These commitments are not reflected in the accompanying condensed consolidated balance sheets. Current expected credit losses for unfunded or unsettled loan commitments are included in accrued expenses and accounts payable on the accompanying condensed consolidated balance sheets.
As of March 31, 2024, the Company had $6.7 million of unsettled liquid corporate senior loan sales as of March 31, 2024, all of which settled subsequent to March 31, 2024. Unsettled acquisitions are included in cash and cash equivalents in the accompanying condensed consolidated balance sheets and unsettled sales are included in loans held-for-investment and related receivables, net in the accompanying condensed consolidated balance sheets.
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
March 31, 2024 (Unaudited) – (Continued)

50% of the sum of the Investment Advisory Fee and incentive compensation attributable to the assets for which the Sub-Advisor has provided investment management services payable to the Investment Advisor as sub-advisory fees.
CMFT Management is entitled to receive incentive compensation, payable with respect to each quarter, which is generally equal to the excess of (a) the product of (i) 20% and (ii) the excess of (A) Core Earnings (as defined in the Management Agreement) of the Company for the previous 12-month period, over (B) the product of (1) the Company’s Consolidated Equity (as defined in the Management Agreement) in the previous 12-month period, and (2) 7% per annum, over (b) the sum of any incentive compensation paid to CMFT Management with respect to the first three calendar quarters of such previous 12-month period (or such lesser number of completed calendar quarters preceding the applicable period, if applicable). During the three months ended March 31, 2024 and 2023, no incentive compensation fees were incurred.
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
The Company’s subsidiary, CLR, entered into a separate management agreement (“CLR Management Agreement”) with CMFT Management on February 29, 2024 (“CLR Effective Date”) for the day-to-day management of CLR and its non-securities assets, pursuant to which CLR will pay CMFT Management a base management fee, payable in arrears, equal to 1.25% of CLR’s net asset value per share (or 0.90% of its net asset value per share for its founder share classes), plus a performance fee that is, subject to certain adjustment in the calculation for the measurement periods applicable to CLR’s Core Earnings (as defined in the “CLR Management Agreement”) during the first four calendar quarters, generally equal to the excess of (A) the product of (I) 10% and (II) the excess of (y) CLR’s Core Earnings for the previous 12-month period, over (z) the product of (i) CLR’s average adjusted capital, and (ii) a hurdle rate of 6.5% (7.25% for its founder share classes), each considered on an annualized basis, over (B) the sum of any performance fee paid to CMFT Management or the Investment Advisor with respect to the first three calendar quarters of such previous 12-month period (or such lesser number of completed calendar quarters preceding the applicable period, if applicable). No performance fee shall be payable by CLR to CMFT Management or the Investment Advisor with respect to any calendar quarter unless CLR’s Core Earnings for the 12 most recently completed calendar months (or such lesser number of completed calendar quarters following the CLR Effective Date) in the aggregate is greater than zero. Once CLR’s Core Earnings exceed the hurdle rate, CMFT Management is entitled to a “catch-up” fee equal to the amount of CLR’s Core Earnings in excess of the hurdle rate, until CLR’s Core Earnings for the applicable period equal 7.224% (8.0576% for CLR’s founder share classes), each considered on an annualized basis of CLR’s average adjusted capital. Thereafter, CMFT Management is entitled to receive 10% of CLR’s Core Earnings.
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
The Company and CMFT Management have entered into an agreement (the “Offset Agreement”) whereby, (i) for so long as CMFT Management is the external manager of the Company and an affiliate of CIM Group, the Company’s management fee payable to CMFT Management will be reduced by the Company’s proportional share, based on its ownership of CLR, of the base management fee and performance fee payable to CMFT Management by CLR, and (ii) if the Management Agreement and

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 (Unaudited) – (Continued)

either or both of the CLR Advisory Agreements are simultaneously terminated without cause, the termination fee payable by the Company to the CMFT Manager or the Investment Advisor, as applicable, under the applicable CLR Advisory Agreement shall be reduced by the Company’s proportional share, based on its ownership of CLR, of the termination fee payable to CMFT Management or the Investment Advisor, by CLR under the applicable CLR Advisory Agreement, such that, in each case, the Company will not pay more fees than would otherwise be payable under its Management Agreement or Investment Advisory and Management Agreement, as applicable.
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
As of March 31, 2024, CLR had incurred $473,000 in management fees and $602,000 in performance fees. Pursuant to the Offset Agreement, fees payable by the Company to CMFT Management or the Investment Advisor will be offset by CMFT’s proportional share, based on its ownership of CLR, of the fees payable by CLR or its affiliates under the CLR Management Agreement or CLR Investment Advisory Agreement to CMFT Management or the Investment Advisor.
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
The Company recorded fees and expense reimbursements as shown in the table below for services provided by CMFT Management or its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Management fees	$12,691	$12,579
Expense reimbursements to related parties	$2,993	$3,568
Due to Affiliates
Of the amounts shown above, $13.6 million and $13.8 million had been incurred, but not yet paid, for services provided by CMFT Management or its affiliates in connection with the management and operating activities during the three months ended March 31, 2024 and 2023, respectively, and such amounts were recorded as liabilities of the Company as of such dates.
Development Management Agreements
On January 7, 2021, the Company completed foreclosure proceedings to take control of the assets which previously secured its mezzanine loans, including 75 condominium units and 21 rental units across four buildings in New York. Upon foreclosure, and with the approval of the Board’s former valuation, compensation and affiliate transactions committee, CIM NY Management, LLC, an affiliate of the Company’s manager, CMFT Management, entered into a Development Management Agreement with the indirect wholly owned subsidiaries of the Company that own each of the four buildings (the “Building Owners”), wherein CIM NY Management, LLC will act as project manager in overseeing the development and construction of property improvements in accordance with each respective Development Management Agreement (the “Development Services”). In consideration for the Development Services, CIM NY Management, LLC will receive a development management fee from the Building Owners equal to 4% of the aggregate gross project costs expended during the term of the Development Management Agreement, subject to the conditions in each respective Development Management Agreement. During the three months ended March 31, 2024 and 2023, the Company recorded $152,000 and $76,000, respectively, in development management fees. Additionally, CIM NY Management, LLC is reimbursed by the Building Owners for expenses incurred in connection with the Development Services, including services provided that are incidental to but not part of the Development Services. The Development Management Agreement shall remain in effect until the project completion date, and is terminable by either party with fifteen days prior notice to the other party, with or without cause.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 (Unaudited) – (Continued)

Investments with Affiliates of the Manager
In September 2021, the Company co-invested $68.4 million in preferred units and $138.8 million in a first mortgage loan to a third-party for the purchase of a multi-family, office and retail building in Fort Lauderdale, Florida with CIM Real Assets & Credit Fund, a fund that is advised by affiliates of CMFT Management (“CIM RACR”). The Company redeemed its investment in the preferred units during the year ended December 31, 2022 in exchange for an investment in a first mortgage loan. As of March 31, 2024, $199.9 million of the first mortgage loan was outstanding.
In October 2021, the Company invested in a $130.0 million first mortgage loan, with an initial advance of $119.0 million, to a third-party, the proceeds of which were used to finance the acquisition of a property from a fund that is advised by an affiliate of CMFT Management. As of March 31, 2024, $123.0 million of the first mortgage loan was outstanding.
In November 2021, the Company entered into the Unconsolidated Joint Venture (the “MT-FT JV”) with CMMT Holdings, LLC, a fund that is advised by an affiliate of CMFT Management (“CMMT”), for the purposes of investing in the NewPoint JV. As of March 31, 2024, the Company owned 50% of the equity interests of the MT-FT JV and has committed to fund capital to the MT-FT JV up to $212.5 million, of which $135.8 million has been funded, net of $55.8 million returned to the Company that can be called back by NewPoint JV through NP JV Holdings as a capital call on a future date. For more information on the NewPoint JV, see Note 2 — Summary of Significant Accounting Policies and Note 6 — Investment in Unconsolidated Entities.
In December 2021, the Company invested in a $155.0 million first mortgage loan, with an initial advance of $154.0 million, to a third-party, the proceeds of which were used to finance the acquisition of a property from a fund that is advised by an affiliate of CMFT Management. As of March 31, 2024, $154.0 million of the first mortgage loan was outstanding.
In April 2022, the Company invested in a $147.0 million first mortgage loan, with an initial advance of $143.0 million, to a third-party, which was previously funded by a fund that is advised by an affiliate of CMFT Management. As of March 31, 2024, $145.5 million of the first mortgage loan was outstanding.
During the year ended December 31, 2023, the Company and CIM RACR co-invested $105.8 million and $16.4 million, respectively, in nine corporate senior loans to a third-party. As of March 31, 2024, $161.7 million of the corporate senior loans was outstanding. The Sub-Advisor provided investment management services related to these corporate senior loans pursuant to the Sub-Advisory Agreement.
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
NOTE 14 — STOCKHOLDERS’ EQUITY
Equity-Based Compensation
On August 10, 2018, the Board approved the adoption of the Company’s 2018 Equity Incentive Plan (the “2018 Plan”), under which 400,000 of the Company’s shares of common stock were reserved for issuance. On April 27, 2022, the Board and the compensation committee of the Board approved the Amended and Restated CIM Real Estate Finance Trust, Inc. 2022 Equity Incentive Plan (the “2022 Plan”) and the 2022 Plan was approved by the Company’s stockholders at the Company’s 2022 Annual Meeting of Stockholders held on July 12, 2022. The 2022 Plan superseded and replaced the 2018 Plan. Awards that are granted on or after the effective date of the 2022 Plan are subject to the terms and provisions of the 2022 Plan. The total number of shares of Company common stock reserved and available for issuance under the 2022 Plan at any time during the term of the 2022 Plan is 250,000 shares, which is a reduction from 400,000 shares authorized for issuance under the 2018 Plan, and awards of approximately 110,000 shares of common stock are available for future grant at March 31, 2024. Under the 2022 Plan, the Board or the compensation committee of the Board has the authority to grant certain awards to employees, non-employee directors, and consultants or advisors of the Company, including stock option awards, restricted stock awards or deferred stock awards, which awards will further align such persons’ interests with the interests of the Company’s stockholders. The Board or the compensation committee of the Board also has the authority to determine the terms of any award granted

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 (Unaudited) – (Continued)

pursuant to the 2022 Plan, including vesting schedules, restrictions and acceleration of any restrictions. The 2022 Plan may be amended or terminated by the Board or the compensation committee of the Board at any time, subject to the right of the Company’s stockholders to approve certain amendments.
On January 9, 2024, the compensation committee of the Board approved and adopted the CIM Real Estate Finance Trust, Inc. 2024 Manager Equity Incentive Plan (the “Manager Plan”), which provides for the grant of non-qualified stock options, restricted stock awards, restricted stock unit awards, and stock appreciation right awards, and dividend equivalents, to eligible named executive officers (as defined in Item 402 of Regulation S-K) of the Company or to CMFT Management, which in turn will transfer such incentives to employees, advisors, or consultants of CMFT Management and its affiliates who provide services to CMFT Management or its affiliates in support of the Company and its subsidiaries. The maximum number of shares of common stock of the Company that may be subject to awards granted under the Manager Plan is 12,000,000 shares. The Manager Plan will expire on January 9, 2034, unless terminated earlier by the Board or the compensation committee.
As of March 31, 2024, the Company has granted awards of approximately 2.4 million restricted stock units in the aggregate to certain eligible named executive officers of the Company and to CMFT Management pursuant to the Manager Plan. Each restricted stock unit represents a contingent right to receive one share of the Company’s common stock, payable 50% in the Company’s common stock and 50% in the cash value thereof. The restricted stock units vest in three equal annual installments beginning on December 15, 2024. As of March 31, 2024, there were approximately 9.6 million shares remaining that may be subject to awards granted under the Manager Plan.
As of March 31, 2024, the Company has granted awards of approximately 116,000 restricted shares in the aggregate to the independent members of the Board under the 2018 Plan and approximately 140,000 restricted shares in the aggregate to the independent members of the Board under the 2022 Plan. As of March 31, 2024, the 116,000 restricted shares granted under the 2018 plan had vested based on one year of continuous service. In addition, as of March 31, 2024, 68,000 of the restricted shares granted under the 2022 Plan vested based on one year of continuous service and 36,000 of the restricted shares vested on an accelerated basis in connection with the resignation of Alicia K. Harrison, Calvin E. Hollis, Avraham Shemesh, Roger D. Snell and Emily Vande Krol (each a “Resigning Director” and collectively, the “Resigning Directors”) from the Company’s Board effective as of the close of the meeting of the Board on February 29, 2024. None of the Resigning Directors’ resignations were a result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices and are a result of the Resigning Directors moving to serve on the Board of Trustees of the Company’s subsidiary, CLR. The remaining 36,000 restricted shares issued had not vested or had been forfeited as of March 31, 2024. The fair value of the Company’s share awards is determined using the Company’s per share NAV on the date of grant. Compensation expense related to the restricted shares is recognized over the vesting period. The Company recorded compensation expense of $240,000 and $120,000 for the three months ended March 31, 2024 and 2023, respectively, related to the restricted shares, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. As of March 31, 2024, there was $120,000 of total unrecognized compensation expense related to these restricted shares, which will be recognized ratably over the remaining period of service prior to October 2024.
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
As of March 31, 2024, the Company’s leases had a weighted-average remaining term of 10.5 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 (Unaudited) – (Continued)

As of March 31, 2024, the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, was as follows (in thousands):

Future Minimum Rental Income
Remainder of 2024	$65,159
2025	87,081
2026	84,267
2027	83,204
2028	79,382
Thereafter	559,968
Total	$959,061
A certain amount of the Company’s rental and other property income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the three months ended March 31, 2024 and 2023, the amount of the contingent rent earned by the Company was not significant.
Rental and other property income during the three months ended March 31, 2024 and 2023 consisted of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Fixed rental and other property income (1)	$22,691	$37,357
Variable rental and other property income (2)	1,883	1,424
Total rental and other property income	$24,574	$38,781
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
The Company has one property subject to a non-cancelable operating ground lease with a remaining term of 9.4 years, with a lease liability (in deferred rental income and other liabilities) and a related right-of-use (“ROU”) asset (in prepaid expenses and other assets) of $1.9 million in the condensed consolidated balance sheets. The lease liability and ROU asset were initially measured at the present value of the future minimum lease payments using a discount rate of 4.3%. This reflects the Company’s incremental borrowing rate, which was calculated based on the interest rate the Company would incur to borrow on a fully collateralized basis over a term similar to the lease.
The Company recognized $63,000 of ground lease expense during the three months ended March 31, 2024, of which $61,000 was paid in cash during the period it was recognized. As of March 31, 2024, the Company’s scheduled future minimum rental payments related to its operating ground lease is approximately $187,000 for the remainder of 2024, $250,000 annually for 2025 through 2029, and $918,000 thereafter through the maturity date of the lease in August 2033.
NOTE 16 — SEGMENT REPORTING
The Company has two reportable segments: Credit and Real Estate. Corporate/other represents all corporate level and unallocated items and includes the Company’s other asset management activities and expenses.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 (Unaudited) – (Continued)

The following tables present segment reporting for the three months ended March 31, 2024 and 2023 (in thousands):

	Real Estate	Credit	Corporate/Other (1)	Company Total
Three Months Ended March 31, 2024
Revenues:
Rental and other property income	$24,457	$—	$117	$24,574
Interest income	—	109,855	—	109,855
Total revenues	24,457	109,855	117	134,429
Expenses:
General and administrative	128	1,047	4,975	6,150
Interest expense, net	5,811	59,765	—	65,576
Property operating	1,061	—	2,946	4,007
Real estate tax	1,041	—	237	1,278
Expense reimbursements to related parties	—	—	2,993	2,993
Management fees	2,138	9,705	848	12,691
Transaction-related	—	12	48	60
Depreciation and amortization	8,542	—	—	8,542
Increase in provision for credit losses	—	67,117	—	67,117
Total expenses	18,721	137,646	12,047	168,414
Other income (expense):
Gain on disposition of real estate and condominium developments, net	—	—	782	782
Gain on investment in unconsolidated entities	—	2,525	—	2,525
Unrealized loss on equity securities	—	(11,413)	—	(11,413)
Other income, net	68	2,206	1,275	3,549
Total other income (expense)	68	(6,682)	2,057	(4,557)
Segment net income (loss)	$5,804	$(34,473)	$(9,873)	$(38,542)
Total assets as of March 31, 2024	$1,141,880	$4,962,425	$220,188	$6,324,493
__________________________________
(1)Includes condominium and rental units acquired via foreclosure during the year ended December 31, 2021.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 (Unaudited) – (Continued)

	Real Estate	Credit	Corporate/Other (1)	Company Total
Three Months Ended March 31, 2023
Revenues:
Rental and other property income	$38,715	$—	$66	$38,781
Interest income	—	108,083	—	108,083
Total revenues	38,715	108,083	66	146,864
Expenses:
General and administrative	74	372	2,852	3,298
Interest expense, net	8,151	54,016	4,067	66,234
Property operating	1,684	—	892	2,576
Real estate tax	425	—	392	817
Expense reimbursements to related parties	—	—	3,568	3,568
Management fees	3,250	9,329	—	12,579
Transaction-related	13	—	—	13
Depreciation and amortization	15,110	—	—	15,110
Real estate impairment	4,814	—	—	4,814
Increase in provision for credit losses	—	1,453	—	1,453
Total expenses	33,521	65,170	11,771	110,462
Other income (expense):
Gain on disposition of real estate and condominium developments, net	19,563	—	60	19,623
Loss on investment in unconsolidated entities	—	(770)	—	(770)
Unrealized gain on equity security	—	2,258	—	2,258
Other (expense) income, net	(1,842)	1,843	323	324
Loss on extinguishment of debt	(1,172)	—	(2,473)	(3,645)
Total other income (expense)	16,549	3,331	(2,090)	17,790
Segment net income (loss)	21,743	46,244	(13,795)	54,192
Net income allocated to noncontrolling interest	8	—	—	8
Segment net income (loss) attributable to the Company	$21,735	$46,244	$(13,795)	$54,184
Total assets as of March 31, 2023	$1,315,426	$4,725,168	$604,932	$6,645,526
__________________________________
(1)Includes condominium and rental units acquired via foreclosure during the year ended December 31, 2021.
NOTE 17 — SUBSEQUENT EVENTS
Redemption of Shares of Common Stock
Subsequent to March 31, 2024, the Company redeemed approximately 1.8 million shares for $11.2 million (at a redemption price of $6.09 per share). The remaining redemption requests received during the three months ended March 31, 2024 totaling approximately 30.2 million shares went unfulfilled.
Investment and Disposition Activity
Subsequent to March 31, 2024, the Company’s investment and disposition activity included the following:
•Disposed of one property and four condominium units for an aggregate gross sales price of $55.4 million, resulting in net proceeds of $53.4 million after closing costs and a net gain of approximately $2.1 million.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024 (Unaudited) – (Continued)

•Received $7.9 million in net proceeds upon the full redemption of the Company’s investment in two tranches of a CMBS security, which is reflected net of the $9.2 million repayment on the underlying J.P. Morgan Repurchase Facility.
•Settled $13.6 million of liquid corporate senior loans sales, $6.7 million of which were traded as of March 31, 2024.
•Funded an aggregate amount of $13.0 million to six of the Company’s first mortgage loans, and received $17.9 million of principal repayments on two of the Company’s first mortgage loans.
Financing Activity
•Repaid $46.4 million of borrowings under the repurchase facilities with Barclays and J.P. Morgan, inclusive of the $9.2 million repayment noted under the Investment and Disposition Activity section directly above.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. Certain risks may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a complete discussion of such risk factors, see Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in “Part I — Financial Information” of this Quarterly Report on Form 10-Q, including the notes to the condensed consolidated financial statements contained therein, and the terms “we,” “us,” “our” and the “Company” refer to CIM Real Estate Finance Trust, Inc.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” (within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect our expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by the use of words such as “may,” “will,” “seek,” “expects,” “anticipates,” “believes,” “targets,” “intends,” “should,” “estimates,” “could,” “continue,” “assume,” “projects,” “plans” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. In addition, these risks and uncertainties include those associated with general economic, market and other conditions. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or new information, future events or otherwise, except as may be required to satisfy our obligations under federal securities law. The forward-looking statements should be read in light of the risk factors identified in Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2023.
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
•We face risks associated with security breaches through cyber attacks, cyber intrusions or otherwise, as well as significant disruptions of CIM Group’s information technology (“IT”) networks and related systems.
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
As of March 31, 2024, our loan portfolio consisted of 254 loans with a net book value of $4.1 billion, and 25 investments in CMBS and equity securities of $513.5 million. The Company expects to conduct its commercial real estate lending business through CLR, a Maryland statutory trust and subsidiary of the Company which we expect to be taxed as a REIT for U.S. federal income tax purposes. As of March 31, 2024, CLR holds a diversified portfolio of approximately $1.6 billion of the Company’s senior secured mortgage loans and commercial mortgage-backed securities.
As of March 31, 2024, we owned 192 properties, which consisted of 179 retail properties, eight office properties, and five industrial properties, representing 17 industry sectors and comprising approximately 6.2 million rentable square feet of commercial space located in 37 states, with a net book value of $1.1 billion. As of March 31, 2024, we owned condominium developments with a net book value of $80.1 million.
During the three months ended March 31, 2024, we did not dispose of any properties, as further discussed in Note 4 — Real Estate Assets to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Our operating results and cash flows are primarily influenced by interest income from our credit investments, rental and other property income from our commercial properties, interest expense on our indebtedness and credit investments and related expenses. In general, our business model is such that rising interest rates will correlate to increases in our net income, while declining interest rates will correlate to decreases in our net income. As of March 31, 2024, 99.3% of our CMBS and loans held-for-investment by net book value earned a floating rate of interest, indexed to SOFR, and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. CMFT Management reviews our investment portfolio and is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary. In addition, as 99.9% of our rentable square feet was under lease, including any month-to-month agreements, as of March 31, 2024, with a weighted average remaining lease term of 10.5 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our manager regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, any available credit rating agency reports on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If our manager identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
Macroeconomic Environment
The three months ended March 31, 2024 have been characterized by a mix of positive and challenging developments leading to continued volatility in global markets. Investor concerns over inflation, high interest rates, slowing economic growth, political and regulatory uncertainty and geopolitical conditions have persisted. If inflation and other economic indicators do not meet central banks’ relevant expectations, interest rates could remain higher for longer than expected by market participants and observers, which could create further uncertainty for the economy and our borrowers.
Continued inflation caused the Federal Reserve to raise interest rates in 2022 and 2023, and while the Federal Reserve has left interest rates unchanged since its July 26, 2023 meeting, interest rates are expected to remain at an elevated level in the near-term, which has created further uncertainty for the economy and for our borrowers and tenants. Although the majority of our business model is such that rising interest rates will, all else being equal, correlate to increases in our net income, increases in interest rates may adversely affect our existing borrowers, tenants and owned property values. Additionally, rising rates and increasing costs may dampen consumer spending and slow corporate profit growth, which may negatively impact the collateral underlying certain of our loans and the ability of our tenants to pay rent. While there is debate among economists as to whether such factors indicate that the U.S. will enter a recession, it remains difficult to predict the full impact of recent changes and any future changes in interest rates or inflation.
For a complete discussion of risk factors related to the economy that could impact our lending and our business, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Operating Highlights and Key Performance Indicators
Activity from January 1, 2024 through March 31, 2024
Operating Results:
•Declared aggregate distributions of $0.11 per share.
Credit Portfolio Activity:
•Originated a $13.6 million first mortgage loan.
•Funded $10.0 million in existing first mortgage loans.
•Invested $5.6 million in liquid corporate senior loans and sold liquid corporate senior loans for an aggregate gross sales price of $74.1 million.
•Invested $11.8 million in corporate senior loans.
•Received principal repayments on loans held-for-investment of $46.3 million.
•Received repayments on CMBS of $3.2 million.
•Funded an additional $12.0 million in NP JV Holdings.
Real Estate Portfolio Activity:
•Disposed of four condominium units for an aggregate sales price of $13.2 million.
Financing Activity:
•Decreased total debt by $35.5 million.
Portfolio Information
The following table shows the net book value of our portfolio by investment type as of March 31, 2024 and 2023 (dollar amounts in thousands):

	As of March 31,
	2024			2023
	Asset Count	Net Book Value		Asset Count	Net Book Value
Loan Held-For-Investment
First mortgage loans	33	$3,667,418	63.2%	28	$3,198,651	54.6%
Liquid corporate senior loans	198	426,148	7.3%	315	703,866	12.0%
Corporate senior loans	23	222,364	3.8%	6	73,799	1.3%
Less: Current expected credit losses		(205,043)	(3.5)%		(43,779)	(0.7)%
Total loans held-for-investment and related receivables, net	254	4,110,887	70.8%	349	3,932,537	67.2%
Real Estate-Related Securities and Other
CMBS and equity securities	25	549,036	9.5%	19	520,639	8.9%
Less: Current expected credit losses		(35,562)	(0.6)%		—	—%
Total real estate-related securities and other, net	25	513,474	8.9%	19	520,639	8.9%
Real Estate
Total real estate assets and intangible lease liabilities, net	192	1,179,521	20.3%	228	1,394,810	23.9%
Total Investment Portfolio (1)	471	$5,803,882	100.0%	596	$5,847,986	100.0%
____________________________________
(1)Table does not include our investment in the Unconsolidated Joint Venture (as defined in Note 2 — Summary of Significant Accounting Policies — Investment in Unconsolidated Entities to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q), which had a carrying value of $138.3 million as of March 31, 2024.

Credit Portfolio Information
The following table details overall statistics for our credit portfolio as of March 31, 2024 (dollar amounts in thousands):

	CRE Loans (1)(2)	Liquid Corporate Senior Loans	CMBS and Equity Securities (2)		Corporate Senior Loans
Number of investments (3)	33	198	25		23
Principal balance	$3,687,013	$431,165	$674,150		$226,316
Net book value	$3,480,614	$411,778	$513,474		$218,495
Unfunded loan commitments	$192,419	$152	$—		$26,330
Weighted-average interest rate (4)	8.7%	9.3%	9.3%		11.8%
Weighted-average maximum years to maturity	2.6	4.1	4.5	(5)	3.7
____________________________________
(1)As of March 31, 2024, 100% of our loans by principal balance earned a floating rate of interest, primarily indexed to SOFR.
(2)Maximum maturity date assumes all extension options are exercised by the borrower and assumes all relevant conditions are met for such extensions; however, our loans and CMBS may be repaid prior to such date.
(3)Table does not include our investment in the Unconsolidated Joint Venture (as defined in Note 2 — Summary of Significant Accounting Policies — Investment in Unconsolidated Entities to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q), which had a carrying value of $138.3 million as of March 31, 2024.
(4)The weighted-average interest rate for variable rate investments is based on the relevant floating benchmark plus a spread.
(5)Includes two tranches of a CMBS position held by the Company that did not mature as anticipated in December 2023 and therefore were in maturity default as of March 31, 2024.
Real Estate Portfolio Information
As of March 31, 2024, we owned 192 properties located in 37 states, the gross rentable square feet of which was 99.9% leased, including any month-to-month agreements, with a weighted average lease term remaining of 10.5 years. As of March 31, 2024, no single tenant accounted for greater than 10% of our 2024 annualized rental income. As of March 31, 2024, we had certain geographic and industry concentrations in our property holdings. In particular, we had properties located in Ohio, which accounted for 16% of our 2024 annualized rental income. In addition, we had tenants in the health and personal care stores, manufacturing, and sporting goods, hobby, and musical instrument retailers industries, which accounted for 14%, 12%, and 11%, respectively, of our 2024 annualized rental income. During the three months ended March 31, 2024, we sold four condominium units for a gross sales price of $13.2 million.
The following table shows the property statistics of our real estate assets as of March 31, 2024 and 2023:

	As of March 31,
	2024	2023
Number of commercial properties	192	228
Rentable square feet (in thousands) (1)	6,153	6,892
Percentage of rentable square feet leased	99.9%	98.9%
Percentage of investment-grade tenants (2)	33.8%	37.0%
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

Results of Operations
Overview
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate in general, such as inflation and increasing interest rates, that may reasonably be expected to have a material impact on our results from the acquisition, management and operation of properties and credit investments other than those listed in the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023 and this Quarterly Report on Form 10-Q.
Our operating segments include Credit and Real Estate. Refer to Note 16 — Segment Reporting to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion of our operating segments.
The following table compares our summarized results of operations for the three months ended March 31, 2024 and 2023 by operating segment (amounts in thousands):

	For the Three Months Ended
	March 31, 2024	March 31, 2023	Change
Revenues:
Credit Segment	$109,855	$108,083	$1,772
Real Estate Segment	24,457	38,715	(14,258)
Corporate	117	66	51
	134,429	146,864	(12,435)
Expenses:
Credit Segment	137,646	65,170	72,476
Real Estate Segment	18,721	33,521	(14,800)
Corporate	12,047	11,771	276
	168,414	110,462	57,952
Other (expense) income:
Credit Segment	(6,682)	3,331	(10,013)
Real Estate Segment	68	16,549	(16,481)
Corporate	2,057	(2,090)	4,147
	(4,557)	17,790	(22,347)
Net income	(38,542)	54,192	(92,734)
Net income allocated to non-controlling interest	—	8	(8)
Net income attributable to the Company	$(38,542)	$54,184	$(92,726)
Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023
Credit Segment
Revenues
The increase in our Credit segment revenues of $1.8 million for the three months ended March 31, 2024, as compared to the same period in 2023, was primarily due to increased average index rates during 2024, as well as an increase in the overall size of our investment portfolio. As of March 31, 2024, we held $4.6 billion in credit investments compared to $4.5 billion in credit investments as of March 31, 2023. The increase was partially offset by the suspension of interest income on our risk-rated 5 loans placed on nonaccrual status subsequent to March 31, 2023.
Expenses
Expenses for our Credit segment consist primarily of interest expense, management fees, increases (decreases) to our provision for credit losses, and general and administrative expenses. The increase in our Credit segment expenses of $72.5 million for the three months ended March 31, 2024, as compared to the same period in 2023, was primarily due to a $65.7 million increase in the provision for credit losses during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, driven by a net increase in the asset-specific credit loss provision of $70.3 million on funded amounts during the three months ended March 31, 2024. The increase was further driven by a $5.7 million increase in interest expense primarily due to higher average index rates during 2024.

Other (Expense) Income
Other (expense) income for our Credit segment consists of gain (loss) on investment in unconsolidated entities, unrealized (loss) gain on equity securities, along with dividend income from our equity securities. The decrease in our Credit segment other (expense) income of $10.0 million during the three months ended March 31, 2024, as compared to the same period in 2023, was primarily due to recognizing an $11.4 million unrealized loss on equity securities during the three months ended March 31, 2024, as compared to a $2.3 million unrealized gain on equity securities for the same period in 2023. The change was partially offset by the recognition of a $2.5 million gain on investment in unconsolidated entities during the three months ended March 31, 2024, as compared to a $770,000 loss on investment in unconsolidated entities for the same period in 2023.
Real Estate Segment
Revenues
The decrease in our Real Estate segment revenues of $14.3 million for the three months ended March 31, 2024, as compared to the same period in 2023, was primarily due to the disposition of 36 properties subsequent to March 31, 2023. Refer to “Same Store Analysis” below for a further discussion of net operating income at our “same store properties”.
Expenses
The decrease in our Real Estate segment expenses of $14.8 million for the three months ended March 31, 2024, as compared to the same period in 2023, was primarily due to the disposition of 36 properties subsequent to March 31, 2023. Refer to “Same Store Analysis” below for a further discussion of net operating income at our “same store properties”. The decrease was also driven by a decrease in impairment charges of $4.8 million for the three months ended March 31, 2024, as compared to the same period in 2023, as there were no properties deemed to be impaired during the three months ended March 31, 2024, compared to one property that was deemed to be impaired during the three months ended March 31, 2023, resulting in impairment charges of $4.8 million.
Other Income
Other income for our Real Estate segment primarily consists of gain on disposition of real estate and condominium developments, net, loss on extinguishment of debt and other income, net. The decrease in our Real Estate segment other income of $16.5 million for the three months ended March 31, 2024, as compared to the same period in 2023, was primarily due to no properties being disposed of during the three months ended March 31, 2024, compared to the disposition of 152 properties resulting in a net gain of $19.6 million during the three months ended March 31, 2023. The decrease was partially offset due to $1.9 million of unrealized loss on interest rate caps included in other income, net on the condensed consolidated statements of operations for the three months ended March 31, 2023. The decrease was further offset by $1.2 million of loss on extinguishment of debt recognized during the three months ended March 31, 2023, driven by the termination of certain mortgage loans in connection with the disposition of the underlying properties.
Corporate and Other
Revenues
Our corporate revenues, which consist primarily of rental income from our condominium and rental units acquired via foreclosure, increased $51,000 during the three months ended March 31, 2024 as compared to the same period in 2023, primarily due to rental credits issued to tenants during the three months ended March 31, 2023 in relation to ongoing onsite condominium and rental unit construction.
Expenses
Our corporate expenses consist primarily of general and administrative expenses, expense reimbursements to related parties, interest expense, net related to our credit facilities, and property operating expenses related to our condominium and rental units acquired via foreclosure. The increase in corporate expenses of $276,000 during the three months ended March 31, 2024 as compared to the same period in 2023, was partially due to an increase in property operating expenses of $2.1 million, primarily driven by increased condominium-related legal fees during the three months ended March 31, 2024 as compared to the same period in 2023. The change was also driven by an increase of $2.1 million in general and administrative expenses during the three months ended March 31, 2024 as compared to the same period in 2023, primarily in connection with restricted stock unit related expense recorded during the three months ended March 31, 2024 as compared to the same period in 2023. The increase was partially offset by a decrease in interest expense, net of $4.1 million during the three months ended March 31, 2024 as compared to the same period in 2023, driven by the pay down and termination of the credit agreement with JPMorgan Chase Bank, N.A. and PNC Bank, N.A. (the “CMFT Credit Facility”) during the three months ended March 31, 2023.

Other Income (Expense)
The increase in corporate other income (expense) of $4.1 million during the three months ended March 31, 2024, as compared to the same period in 2023, was primarily due to $2.5 million in loss on extinguishment of debt recognized during the three months ended March 31, 2023, driven by the paydown and termination of the CMFT Credit Facility. The increase was further driven by an increase in other income, net of $952,000 due to interest income generated by an increase in short-term liquid investments included in cash and cash equivalents on the condensed consolidated balance sheets during the three months ended March 31, 2024, as compared to the same period in 2023. The increase was also driven by the disposition of four condominium units resulting in a net gain of $782,000 during the three months ended March 31, 2024, compared to the disposition of one condominium unit for a gain of $60,000 for the three months ended March 31, 2023.
Same Store Analysis
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate assets. We review our stabilized operating results, measured by net operating income, from properties that we owned for the entirety of both the current and prior year reporting periods, referred to as “same store” properties, and we believe that the presentation of operating results for same store properties provides useful information to stockholders. Net operating income is a supplemental non-GAAP financial measure of a real estate company’s operating performance. Net operating income is considered by management to be a helpful supplemental performance measure, as it enables management to evaluate the impact of occupancy, rents, leasing activity and other controllable property operating results at our real estate properties, and it provides a consistent method for the comparison of our properties. We define net operating income as operating revenues less operating expenses, which exclude (i) depreciation and amortization, (ii) interest expense and other non-property related revenue and expense items such as (a) general and administrative expenses, (b) expense reimbursements to related parties, (c) management fees, (d) transaction-related expenses, (e) real estate impairment, (f) increase in provision for credit losses, (g) gain on disposition of real estate and condominium developments, net, (h) merger-related expenses, net and (i) interest income. Our calculation of net operating income may not be comparable to that of other REITs and should not be considered to be more relevant or accurate in evaluating our operating performance than the current GAAP methodology used in calculating net (loss) income. In determining the same store property pool, we include all properties that were owned for the entirety of both the current and prior reporting periods, except for properties during the current or prior year that were under development or redevelopment.
Comparison of the Three Months Ended March 31, 2024 and 2023
The following table reconciles our Real Estate segment net income, calculated in accordance with GAAP, to net operating income (in thousands):

	For the Three Months Ended March 31,
	2024	2023	Change
Net income	$5,804	$21,743	$(15,939)
Loss on extinguishment of debt	—	1,172	(1,172)
Other (expense) income, net	(68)	1,842	(1,910)
Gain on disposition of real estate and condominium developments, net	—	(19,563)	19,563
Real estate impairment	—	4,814	(4,814)
Depreciation and amortization	8,542	15,110	(6,568)
Transaction-related expenses	—	13	(13)
Management fees	2,138	3,250	(1,112)
General and administrative expenses	128	74	54
Interest expense, net	5,811	8,151	(2,340)
Net operating income	$22,355	$36,606	$(14,251)
A total of 192 properties were acquired before January 1, 2023 and represent our “same store” properties during the three months ended March 31, 2024 and 2023. “Non-same store” properties, for purposes of the table below, includes properties acquired or disposed of on or after January 1, 2023.

The following table details the components of our Real Estate segment net operating income broken out between same store and non-same store properties (dollar amounts in thousands):

	Total			Same Store			Non-Same Store
	For the Three Months Ended March 31,			For the Three Months Ended March 31,			For the Three Months Ended March 31,
	2024	2023	Change	2024	2023	Change	2024	2023	Change
Rental and other property income	$24,457	$38,715	$(14,258)	$24,543	$24,408	$135	$(86)	$14,307	$(14,393)

Property operating expenses	1,061	1,684	(623)	951	971	(20)	110	713	(603)
Real estate tax expenses	1,041	425	616	1,040	972	68	1	(547)	548
Total property operating expenses	2,102	2,109	(7)	1,991	1,943	48	111	166	(55)

Net operating income (loss)	$22,355	$36,606	$(14,251)	$22,552	$22,465	$87	$(197)	$14,141	$(14,338)
Net Operating Income
Same store property net operating income remained relatively consistent during the three months ended March 31, 2024, as compared to the same period in 2023.
Non-same store property net operating income decreased $14.3 million during the three months ended March 31, 2024, as compared to the same period in 2023. The decrease was primarily due to the disposition of 36 properties subsequent to March 31, 2023.
Distributions
Our Board authorizes distributions on a quarterly basis, which are paid out on a monthly basis.
Our Board authorized the following monthly distribution amounts per share, payable to stockholders as of the record date for the applicable month, during the year ended December 31, 2023 and the three months ended March 31, 2024 for the periods indicated below:

Period Commencing	Period Ending	Monthly Distribution Amount
January 2023	September 2023	$0.0350
October 2023	December 2023	$0.0367
January 2024	September 2024	$0.0375
As of March 31, 2024, we had distributions payable of $16.5 million.
The following table presents distributions and source of distributions for the periods indicated below (dollar amounts in thousands):

	Three Months Ended March 31,
	2024		2023
	Amount	Percent	Amount	Percent
Distributions paid in cash	$37,974	78%	$34,684	76%
Distributions reinvested	10,865	22%	10,763	24%
Total distributions	$48,839	100%	$45,447	100%
Source of distributions:
Net cash provided by operating activities (1)	$48,839	100%	$45,447	100%
Total sources	$48,839	100%	$45,447	100%
____________________________________
(1)Net cash provided by operating activities for the three months ended March 31, 2024 and 2023 was $50.7 million and $65.1 million, respectively.

Share Redemptions
Our share redemption program permits our stockholders to sell their shares of common stock back to us, subject to certain conditions and limitations. We will limit the number of shares redeemed pursuant to our share redemption program as follows: (1) we will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid; and (2) funding for the redemption of shares will be limited, among other things, to the net proceeds we receive from the sale of shares under our DRIP, net of shares redeemed to date. In an effort to accommodate redemption requests throughout the calendar year, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the Secondary DRIP Offering. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We will determine whether we have sufficient funds and/or shares available as soon as practicable after the end of each fiscal quarter, but in any event prior to the applicable payment date. If we cannot purchase all shares presented for redemption in any fiscal quarter, based upon insufficient cash available from the sale of shares under our DRIP and/or the limit on the number of shares we may redeem during any quarter or year, we will give priority to the redemption of deceased stockholders’ shares and stockholders with exigent circumstances, as determined in our sole discretion and accompanied by such evidentiary documentation as we may request. While the shares of deceased stockholders and stockholders determined to have exigent circumstances will be included in calculating the maximum number of shares that may be redeemed in any annual or quarterly period, they will not be subject to the annual or quarterly percentage caps; therefore, if the volume of requests to redeem deceased stockholders’ shares and stockholders determined to have exigent circumstances in a particular quarter were large enough to cause the annual or quarterly percentage caps to be exceeded, even if no other redemption requests were processed, the redemptions of deceased stockholders’ shares and stockholders determined to have exigent circumstances would be completed in full, assuming sufficient proceeds from the sale of shares under our DRIP, net of shares redeemed to date, were available. If sufficient proceeds from the sale of shares under our DRIP, net of shares redeemed to date, were not available to pay all such redemptions in full, the requests to redeem deceased stockholders’ shares and shareholders determined to have exigent circumstances would be honored on a pro rata basis. We next will give priority to requests for full redemption of accounts with a balance of 250 shares or less at the time we receive the request, in order to reduce the expense of maintaining small accounts. Thereafter, we will honor the remaining redemption requests on a pro rata basis. Following such quarterly redemption period, if a stockholder would like to resubmit the unsatisfied portion of the prior request for redemption, such stockholder must submit a new request for redemption of such shares prior to the last day of the new quarter. Unfulfilled requests for redemption will not be carried over automatically to subsequent redemption periods. In addition, our management reserves the right, in its sole discretion at any time, and from time to time, to reject any request for redemption for any reason. Our Board may choose to amend the terms of, suspend or terminate our share redemption program at any time in its sole discretion if it believes that such action is in the best interest of us and our stockholders. Any material modifications or suspension of the share redemption program will be disclosed to our stockholders as promptly as practicable in our reports filed with the SEC and via our website. During the three months ended March 31, 2024, we received valid redemption requests under our share redemption program totaling approximately 32.1 million shares, of which we redeemed approximately 1.8 million shares subsequent to March 31, 2024 for $11.2 million (at a redemption price of $6.09 per share). The remaining redemption requests relating to 30.2 million shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of the share redemption program then in effect. The share redemptions were funded with proceeds from the Secondary DRIP Offering.
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
Sources of Liquidity
Our primary sources of liquidity include cash and cash equivalents and available borrowings under our debt facilities, which are set forth in the following table (in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$301,296	$247,500
Unused borrowing capacity (1)	123,442	100,138
	$424,738	$347,638
____________________________________
(1)Reflects the total borrowing capacity approved by the lenders related to the assets pledged as collateral, less the drawn amount.
See Note 10 — Repurchase Facilities, Notes Payable and Credit Facilities to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional details regarding our repurchase facilities, notes payable and credit facilities. The following table details our outstanding financing arrangements and borrowing capacity as of March 31, 2024 (in thousands):

	Portfolio Financing Outstanding Principal Balance	Maximum Capacity (1)
Notes payable – variable rate debt	$624,623	$624,623
ABS mortgage notes	758,520	758,520
Credit facilities	491,500	850,000
Repurchase facilities	2,028,944	3,138,054	(2)
Total portfolio financing	$3,903,587	$5,371,197
____________________________________
(1)Subject to borrowing availability.
(2)Facilities under the J.P. Morgan Repurchase Facility carry no maximum facility size.
Variance between Average and Quarter-End Repurchase Facility Borrowings Outstanding
The following table compares the average amount outstanding under our Repurchase Facilities during each quarter and the amount outstanding as of the end of each quarter, together with an explanation of significant variances (amounts in thousands):

Quarter Ended	Quarter-End Balance	Weighted-Average Balance During Quarter	Variance
December 31, 2023	2,067,264	2,212,706	(145,442)	(1)
March 31, 2024	2,028,944	2,065,339	(36,395)
____________________________________
(1)Variance driven by late quarter timing of CMBS sales and debt pay downs primarily in connection with the amended and restated Master Repurchase Agreement with Barclays (as described in further detail in Note 10 — Repurchase Facilities, Notes Payable and Credit Facilities).
Capital Resources
Our principal demands for funds will be for the acquisition or origination of credit investments and real estate, and the payment of tenant improvements, acquisition-related expenses, operating expenses, distributions, redemptions and interest and principal on current and any future debt financings, including principal repayments of $639.3 million within the next 12 months, $188.1 million of which has a rolling term that resets monthly, as further discussed in Note 10 — Repurchase Facilities, Notes Payable and Credit Facilities to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
As of March 31, 2024, we had unfunded commitments of $218.9 million related to 34 loans and unfunded commitments of $76.7 million related to the NewPoint JV. Loan funding commitments are generally subject to certain conditions and the satisfaction of borrower milestones. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. We expect to fund our loan commitments over the remaining term of the related loans, which have a weighted-average future funding period of 3.0 years.
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
Contractual Obligations
As of March 31, 2024, we had debt outstanding with a carrying value of $3.9 billion and a weighted average interest rate of 6.3%. See Note 10 — Repurchase Facilities, Notes Payable and Credit Facilities to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.
Our contractual obligations as of March 31, 2024 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Unfunded loan commitments (2)	$218,902	$10,052	$110,644	$78,517	$19,689
Principal payments — variable rate debt	624,623	203,854	—	420,769	—
Principal payments — ABS mortgage notes	758,520	—	—	303,408	455,112
Principal payments — credit facilities	491,500	—	—	491,500	—
Principal payments — repurchase facilities	2,028,944	435,449	1,593,495	—	—
Interest payments (3)	566,336	216,534	253,328	65,271	31,203
Total	$4,688,825	$865,889	$1,957,467	$1,359,465	$506,004
____________________________________
(1)The table does not include amounts due to CMFT Management or its affiliates pursuant to our Management Agreement because such amounts are not fixed and determinable.
(2)Comprised of our off-balance sheet unfunded loan commitments to provide additional CRE loan, corporate senior loan and liquid corporate senior loan financing as of March 31, 2024. The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the final maturity date; however, we may be obligated to fund these commitments earlier than such date. This table does not include $76.7 million of unfunded commitments related to the NewPoint JV.
(3)Interest payments on the variable rate debt, credit facilities and repurchase facilities have been calculated based on outstanding balances as of March 31, 2024 through their respective maturity dates. This is only an estimate as actual amounts borrowed and interest rates could vary over time.
We expect to incur additional borrowings in the future to acquire additional properties and credit investments. There is no limitation on the amount we may borrow against any single improved property. As of March 31, 2024, our ratio of debt to total gross assets net of gross intangible lease liabilities was 64.2%.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities decreased by $14.4 million for the three months ended March 31, 2024, as compared to the same period in 2023. The decrease was primarily due to the disposition of 36 properties subsequent to March 31, 2023. The decrease was partially offset by net increases in credit investments of $171.2 million coupled with an increase in interest rates driving higher interest income for the three months ended March 31, 2024, as compared to the same period in 2023. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. For the three months ended March 31, 2024, net cash provided by investing activities decreased by $806.9 million, as compared to the same period in 2023. The change was primarily due to a decrease in net proceeds from the disposition of real estate assets and condominium units of $764.6 million as the Company disposed of four condominium units during the three months ended March 31, 2024, as compared to 152 properties and one condominium unit during the same period in 2023. The change was further driven by a decrease in net proceeds from real estate-related securities of $36.3 million.
Financing Activities. For the three months ended March 31, 2024, net cash used in financing activities decreased by $429.1 million, as compared to the same period in 2023. The change was primarily due to a decrease in net repayments on the repurchase facilities, notes payable and credit facilities of $430.3 million.
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
Critical Accounting Policies and Significant Accounting Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We believe the following critical accounting policies govern the significant judgments and estimates used in the preparation of our financial statements, which should be read in conjunction with the more complete discussion of our accounting policies and procedures included in Note 2 — Summary of Significant Accounting Policies to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023. We consider our critical accounting policies to be the following:
•Current Expected Credit Losses;
•Recoverability of Real Estate Assets; and
•Allocation of Purchase Price of Real Estate Assets.
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2023. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2023 and related notes thereto.
Related-Party Transactions and Agreements
We have entered into agreements with CMFT Management and our Investment Advisor whereby we agree to pay certain fees to, or reimburse certain expenses of, CMFT Management, the Investment Advisor or their affiliates. In addition, we have invested in, and may continue to invest in, certain assets with funds that are advised by an affiliate of CMFT Management. We may also originate loans to third parties that use the proceeds to finance the acquisition of real estate from funds that are advised by an affiliate of CMFT Management. See Note 12 — Related-Party Transactions and Arrangements to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.
Conflicts of Interest
Richard S. Ressler, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM Group and is an officer/director of certain of its affiliates, is the vice president of our manager. Additionally, one of our directors, Jason Schreiber, is an employee of CIM Group. Nathan D. DeBacker, our chief financial officer, principal accounting officer and treasurer, is an employee of CIM and a vice president of our manager, and is an officer of certain of its affiliates. As such, there may be conflicts of interest where CMFT Management or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for CIM Group or another program sponsored or operated by affiliates of our manager, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management, among others. The compensation arrangements between affiliates of CMFT Management and these other real estate programs sponsored or operated by affiliates of our manager could influence the advice provided to us. See Part I, Item 1. Business — Conflicts of Interest in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
As of March 31, 2024, we had an aggregate of $3.1 billion of variable rate debt, excluding any debt subject to interest rate swap agreements and interest rate cap agreements, if any, and therefore, we are exposed to interest rate changes in SOFR. As of March 31, 2024, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $15.7 million per year.
As the information presented above includes only those exposures that existed as of March 31, 2024, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2024 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2024, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.Legal Proceedings
In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or our subsidiaries are a party or to which our properties are the subject.
Item 1A.Risk Factors
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Our share redemption program permits our stockholders to sell their shares of common stock back to us, subject to certain conditions and limitations. We will limit the number of shares redeemed pursuant to our share redemption program as follows: (1) we will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid; and (2) funding for the redemption of shares will be limited, among other things, to the net proceeds we receive from the sale of shares under our DRIP, net of shares redeemed to date. In an effort to accommodate redemption requests throughout the calendar year, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the Secondary DRIP Offering. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. As of March 31, 2024, the estimated per share NAV was $6.09, which was determined by the Board on February 29, 2024 using a valuation date of January 31, 2024.
In general, we redeem shares on a quarterly basis. Shares are redeemed with a trade date no later than the end of the month following the end of each fiscal quarter. Any redemption capacity that is not used as a result of the withdrawal or rejection of redemption requests may be used to satisfy the redemption requests of other stockholders received for that fiscal quarter, and such redemption payments may be made at a later time than when that quarter’s redemption payments are made. During the three months ended March 31, 2024, we redeemed shares, including those redeemable due to death, as follows:

Period (1)	Total Number of Shares Redeemed	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2024 - January 31, 2024	16,743	$6.57		16,743	(3)
February 1, 2024 - February 29, 2024	1,711,655	$6.31		1,711,655	(3)
March 1, 2024 - March 31, 2024	26,575	$6.32	(2)	26,575	(3)
Total	1,754,973			1,754,973	(3)
____________________________________
(1)Redemptions are included in the month of payment, which is made one business day following the trade date.
(2)Includes a prior period redemption.
(3)A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
Unregistered Sales of Equity Securities
None.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.

Item 5.Other Information
During the three months ended March 31, 2024, none of our directors or officers, as defined in Section 16 of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K of the Exchange Act.

Item 6.Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 (and are numbered in accordance with Item 601 of Regulation S-K).

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
3.1	Articles of Amendment and Restatement of CIM Real Estate Finance Trust, Inc.	8-K	000-54939	3.1	8/20/2019
3.2	Second Amended and Restated Bylaws of CIM Real Estate Finance Trust, Inc.	10-K	000-54939	3.2	3/28/2023
4.1	Second Amended and Restated Distribution Reinvestment Plan.	8-K	000-54939	4.1	5/1/2020
4.2	Master Indenture, dated as of July 28, 2021, by and among CMFT Net Lease Master Issuer, LLC, as issuer, and Citibank N.A., as indenture trustee.	8-K	000-54939	4.1	8/3/2021
4.3	Series 2021-1 Indenture Supplement, dated as of July 28, 2021, by and among CMFT Net Lease Master Issuer, LLC, as issuer, and Citibank N.A., as indenture trustee.	8-K	000-54939	4.2	8/3/2021
10.1	CIM Real Estate Finance Trust, Inc. 2024 Manager Equity Incentive Plan	8-K	000-54939	10.1	1/12/2024
31.1*	Certifications of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
Date: May 14, 2024