Form 10-Q
period 2024-09-30
CIM REAL ESTATE FINANCE TRUST, INC.
filed 2024-11-14
CIK 1498547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 6, 2024, there were approximately 436.5 million shares of common stock, par value $0.01 per share, of CIM Real Estate Finance Trust, Inc. outstanding.

CIM REAL ESTATE FINANCE TRUST, INC.

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands, except share and per share amounts) (Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Real estate assets:
Land	$296,137	$317,844
Buildings, fixtures and improvements	746,243	818,151
Intangible lease assets	148,544	154,217
Condominium developments	61,405	87,581
Total real estate assets, at cost	1,252,329	1,377,793
Less: accumulated depreciation and amortization	(173,658)	(169,163)
Total real estate assets, net	1,078,671	1,208,630
Investment in unconsolidated entities	154,600	126,777
Real estate-related securities and other, at fair value, net of credit loss allowances of $87,232 and $35,808 as of September 30, 2024 and December 31, 2023, respectively	389,627	519,714
Loans held-for-investment and related receivables, net	3,847,492	4,397,063
Less: Current expected credit losses	(379,131)	(132,598)
Total loans held-for-investment and related receivables, net	3,468,361	4,264,465
Cash and cash equivalents	193,844	247,500
Restricted cash	3,869	13,082
Rents and tenant receivables, net	18,665	17,082
Prepaid expenses and other assets	9,851	9,423
Deferred costs, net	7,145	12,121
Accrued interest receivable	27,916	27,682
Assets held for sale	13,298	—
Total assets	$5,365,847	$6,446,476
LIABILITIES, REDEEMABLE COMMON STOCK AND EQUITY
Repurchase facilities, notes payable and credit facilities, net	$3,261,450	$3,923,723
Accrued expenses and accounts payable	50,636	40,240
Due to affiliates	14,142	13,897
Intangible lease liabilities, net	12,508	13,354
Distributions payable	16,658	16,047
Deferred rental income and other liabilities	4,153	4,435
Total liabilities	3,359,547	4,011,696
Commitments and contingencies (Note 11)
Redeemable common stock	167,396	168,703
EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 490,000,000 shares authorized, 437,070,647 and 437,254,715 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	4,374	4,372
Capital in excess of par value	3,532,361	3,529,973
Accumulated distributions in excess of earnings	(1,611,969)	(1,187,125)
Accumulated other comprehensive loss	(86,015)	(81,143)
Total stockholders’ equity	1,838,751	2,266,077
Non-controlling interests	153	—
Total equity	1,838,904	2,266,077
Total liabilities, redeemable common stock and equity	$5,365,847	$6,446,476
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Rental and other property income	$22,928	$25,073	$71,064	$89,536
Interest income	98,430	113,766	306,594	336,887
Total revenues	121,358	138,839	377,658	426,423
Expenses:
General and administrative	5,950	4,267	18,211	12,486
Interest expense, net	60,634	66,417	190,147	192,199
Property operating	2,329	6,165	8,659	11,748
Real estate tax	877	1,581	3,328	3,629
Expense reimbursements to related parties	3,864	3,349	10,583	10,598
Management fees	12,202	12,816	37,506	38,254
Transaction-related	2	82	68	158
Depreciation and amortization	7,381	9,193	24,320	33,622
Real estate impairment	3,486	6,910	60,418	11,724
Increase in provision for credit losses	24,527	50,219	308,542	101,309
Total expenses	121,252	160,999	661,782	415,727
Other income (expense):
Gain on disposition of real estate and condominium developments, net	1,210	5,968	4,460	52,154
Gain on investment in unconsolidated entities	4,608	3,136	9,875	8,172
Unrealized gain (loss) on equity securities	4,486	(2,073)	(11,156)	3,281
Other (expense) income, net	(2,145)	5,172	4,867	6,346
Loss on extinguishment of debt	(950)	(1,085)	(950)	(5,624)
Total other income	7,209	11,118	7,096	64,329
Net income (loss)	$7,315	$(11,042)	$(277,028)	$75,025
Net income allocated to noncontrolling interest	3	—	3	8
Net income (loss) attributable to the Company	$7,312	$(11,042)	$(277,031)	$75,017
Weighted average number of common shares outstanding:
Basic and diluted	437,098,682	437,339,532	437,182,073	437,391,323
Net income (loss) per common share:
Basic and diluted	$0.02	$(0.03)	$(0.63)	$0.17
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (in thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$7,315	$(11,042)	$(277,028)	$75,025
Other comprehensive income (loss)
Unrealized gain (loss) on CMBS	1,644	(944)	(4,872)	(32,860)
Amount of loss reclassified from other comprehensive income (loss) into income as an increase in provision for credit losses	—	—	—	13,594
Total other comprehensive income (loss)	1,644	(944)	(4,872)	(19,266)

Comprehensive income (loss)	8,959	(11,986)	(281,900)	55,759
Comprehensive income attributable to noncontrolling interest	3	—	3	8
Comprehensive income (loss) attributable to the Company	$8,956	$(11,986)	$(281,903)	$55,751
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
 (in thousands, except share amounts) (Unaudited)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
	Number of Shares	Par Value
Balance as of January 1, 2024	437,254,715	$4,372	$3,529,973	$(1,187,125)	$(81,143)	$2,266,077	$—	$2,266,077
Issuance of common stock	1,742,240	19	10,846	—	—	10,865	—	10,865
Equity-based compensation	—	—	815	—	—	815	—	815
Distributions declared on common stock — $0.11 per common share	—	—	—	(49,278)	—	(49,278)	—	(49,278)
Redemptions of common stock	(1,754,973)	(17)	(11,062)	—	—	(11,079)	—	(11,079)
Changes in redeemable common stock	—	—	249	—	—	249	—	249
Comprehensive (loss) income	—	—	—	(38,542)	4,955	(33,587)	—	(33,587)
Balance as of March 31, 2024	437,241,982	$4,374	$3,530,821	$(1,274,945)	$(76,188)	$2,184,062	$—	$2,184,062
Issuance of common stock	1,765,256	20	10,731	—	—	10,751	—	10,751
Equity-based compensation	—	—	701	—	—	701	—	701
Distributions declared on common stock — $0.11 per common share	—	—	—	(49,271)	—	(49,271)	—	(49,271)
Redemptions of common stock	(1,889,369)	(19)	(11,503)	—	—	(11,522)	—	(11,522)
Changes in redeemable common stock	—	—	772	—	—	772	—	772
Contributions from non-controlling interests	—	—	—	—	—	—	50	50
Comprehensive loss	—	—	—	(245,801)	(11,471)	(257,272)	—	(257,272)
Balance as of June 30, 2024	437,117,869	$4,375	$3,531,522	$(1,570,017)	$(87,659)	$1,878,221	$50	$1,878,271
Issuance of common stock	1,743,296	17	10,581	—	—	10,598	—	10,598
Equity-based compensation	—	—	838	—	—	838	—	838
Distributions declared on common stock — $0.11 per common share	—	—	—	(49,264)	—	(49,264)	—	(49,264)
Redemptions of common stock	(1,790,518)	(18)	(10,866)	—	—	(10,884)	—	(10,884)
Changes in redeemable common stock	—	—	286	—	—	286	—	286
Contributions from non-controlling interests	—	—	—	—	—	—	100	100
Comprehensive income (loss)	—	—	—	7,312	1,644	8,956	3	8,959
Balance as of September 30, 2024	437,070,647	$4,374	$3,532,361	$(1,611,969)	$(86,015)	$1,838,751	$153	$1,838,904

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
 (in thousands, except share amounts) (Unaudited) — Continued

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
	Number of Shares	Par Value
Balance as of January 1, 2023	437,397,414	$4,373	$3,529,523	$(1,029,287)	$(48,526)	$2,456,083	$(8)	$2,456,075
Issuance of common stock	1,637,923	17	10,746	—	—	10,763	—	10,763
Equity-based compensation	—	—	120	—	—	120	—	120
Distributions declared on common stock — $0.11 per common share	—	—	—	(45,929)	—	(45,929)	—	(45,929)
Redemptions of common stock	(1,605,529)	(16)	(10,532)	—	—	(10,548)	—	(10,548)
Changes in redeemable common stock	—	—	(213)	—	—	(213)	—	(213)
Comprehensive income (loss)	—	—	—	54,184	(26,310)	27,874	8	27,882
Balance as of March 31, 2023	437,429,808	$4,374	$3,529,644	$(1,021,032)	$(74,836)	$2,438,150	$—	$2,438,150
Issuance of common stock	1,637,602	16	10,743	—	—	10,759	—	10,759
Equity-based compensation	—	—	120	—	—	120	—	120
Distributions declared on common stock — $0.11 per common share	—	—	—	(45,927)	—	(45,927)	—	(45,927)
Redemptions of common stock	(1,685,438)	(16)	(11,057)	—	—	(11,073)	—	(11,073)
Changes in redeemable common stock	—	—	315	—	—	315	—	315
Comprehensive income	—	—	—	31,875	7,988	39,863	—	39,863
Balance as of June 30, 2023	437,381,972	$4,374	$3,529,765	$(1,035,084)	$(66,848)	$2,432,207	$—	$2,432,207
Issuance of common stock	1,612,843	16	10,579	—	—	10,595	—	10,595
Equity-based compensation	—	—	120	—	—	120	—	120
Distributions declared on common stock — $0.11 per common share	—	—	—	(45,916)	—	(45,916)	—	(45,916)
Redemptions of common stock	(1,727,400)	(17)	(11,332)	—	—	(11,349)	—	(11,349)
Changes in redeemable common stock	—	—	753	—	—	753	—	753
Comprehensive loss	—	—	—	(11,042)	(944)	(11,986)	—	(11,986)
Balance as of September 30, 2023	437,267,415	$4,373	$3,529,885	$(1,092,042)	$(67,792)	$2,374,424	$—	$2,374,424
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands) (Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(277,028)	$75,025
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization, net	24,150	33,498
Amortization of deferred financing costs	7,376	7,834
Amortization and accretion on deferred loan fees	(3,857)	(7,128)
Amortization and accretion of premiums and discounts on credit investments	(4,612)	(20,187)
Capitalized interest income on real estate-related securities and loans held-for-investment	(5,874)	(863)
Equity-based compensation	2,354	360
Straight-line rental income	(1,986)	(2,396)
Write-offs for uncollectible lease-related receivables	(318)	(177)
Gain on disposition of real estate assets and condominium developments, net	(4,460)	(52,154)
Loss on sale of credit investments, net	8,532	288
Gain on investment in unconsolidated entities	(9,875)	(8,172)
Unrealized loss (gain) on equity securities	11,156	(3,281)
Loss on interest rate caps	—	5,022
Impairment of real estate assets	60,418	11,724
Increase in provision for credit losses	308,542	101,309
Write-off of deferred financing costs	950	4,606
Return on investment in unconsolidated entities	9,875	7,641
Changes in assets and liabilities:
Rents and tenant receivables, net	1,155	4,576
Prepaid expenses and other assets	(428)	13,197
Accrued interest receivable	(234)	(4,559)
Accrued expenses and accounts payable	4,923	8,272
Deferred rental income and other liabilities	(282)	(2,678)
Due to affiliates	245	(1,294)
Net cash provided by operating activities	130,722	170,463
Cash flows from investing activities:
Investment in unconsolidated entities	(28,220)	(14,454)
Return of investment in unconsolidated entities	397	4,801
Investment in real estate-related securities and other	(27,646)	(143,157)
Investment in liquid corporate senior loans	(65,086)	(105,068)
Investment in real estate assets and capital expenditures	(57,469)	(9,394)
Investment in corporate senior loans	(49,012)	(106,161)
Origination and funding of first mortgage loans	(102,012)	(212,703)
Origination and exit fees received on loans held-for-investment	784	788
Principal payments received on loans held-for-investment	310,375	183,983
Principal payments received on real estate-related securities	98,652	57,452
Net proceeds from disposition of real estate assets and condominium developments	92,750	948,141
Net proceeds from sale of liquid corporate senior loans	446,974	74,522
Payment of property escrow deposits	(1,000)	—
Refund of property escrow deposits	1,000	—
Net cash provided by investing activities	620,487	678,750

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands) (Unaudited) — Continued

	Nine Months Ended September 30,
	2024	2023
Cash flows from financing activities:
Redemptions of common stock	$(33,485)	$(32,970)
Distributions to stockholders	(114,988)	(105,179)
Proceeds from borrowings	84,487	366,521
Repayments of borrowings, and prepayment penalties	(749,249)	(739,334)
Contributions from non-controlling interests	150	—
Deferred financing costs paid	(993)	(5,120)
Net cash used in financing activities	(814,078)	(516,082)
Net (decrease) increase in cash and cash equivalents and restricted cash	(62,869)	333,131
Cash and cash equivalents and restricted cash, beginning of period	260,582	176,594
Cash and cash equivalents and restricted cash, end of period	$197,713	$509,725
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$193,844	$486,383
Restricted cash	3,869	23,342
Total cash and cash equivalents and restricted cash	$197,713	$509,725
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$16,658	$15,304
Accrued capital expenditures	$552	$261
Construction reserve allocation	$—	$(190)
Common stock issued through distribution reinvestment plan	$32,214	$32,117
Conversion of loan held-for-investment to equity securities	$(5,060)	$—
Supplemental Cash Flow Disclosures:
Interest paid	$185,617	$182,692
Cash paid for taxes	$1,506	$1,043

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited)
NOTE 1 — ORGANIZATION AND BUSINESS
CIM Real Estate Finance Trust, Inc. (the “Company”) is a non-exchange traded real estate investment trust (“REIT”) formed as a Maryland corporation on July 27, 2010, that elected to be taxed, and operates its business to qualify, as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2012. The Company seeks to attain attractive risk-adjusted returns and create long term value for its investors by investing in a diversified portfolio of senior secured mortgage loans, creditworthy long-term net-leased property investments and other senior loan and liquid credit investments. As of September 30, 2024, the Company’s loan portfolio consisted of 71 loans with a net book value of $3.5 billion, and investments in real estate-related securities and other of $389.6 million. The Company conducts and expects to continue to conduct its commercial real estate lending business through CIM Commercial Lending REIT (“CLR”), a Maryland statutory trust and subsidiary of the Company which the Company expects to be taxed as a REIT for U.S. federal income tax purposes. As of September 30, 2024, CLR holds a diversified portfolio of approximately $1.4 billion of the Company’s senior secured mortgage loans and commercial mortgage-backed securities. As of September 30, 2024, the Company owned 191 properties, comprising approximately 6.0 million rentable square feet of commercial space located in 36 states. As of September 30, 2024, the rentable square feet at these properties was 100.0% leased, including month-to-month agreements, if any. As of September 30, 2024, the Company owned condominium developments with a net book value of $61.4 million.
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
The Company relies upon CIM Capital IC Management, LLC, the Company’s investment advisor (the “Investment Advisor”), to provide substantially all of the day-to-day management of its subsidiary, CMFT Securities Investments, LLC (“CMFT Securities”), with respect to investments in securities and certain other investments held by CMFT Securities and its subsidiaries. Collectively, CMFT Management, the Company’s manager, and the Investment Advisor, together with certain other affiliates of CIM Group, serve as the Company’s sponsor, which is referred to as the Company’s “sponsor” or “CIM”.
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
September 30, 2024 (Unaudited) – (Continued)

issue shares under the Secondary DRIP Offering on August 2, 2016 and continues to issue shares under the Secondary DRIP Offering.
The Company’s board of directors (the “Board”) establishes an updated estimated per share net asset value (“NAV”) of the Company’s common stock on at least an annual basis for purposes of assisting broker-dealers that participated in the Initial Offering in meeting their customer account reporting obligations under Financial Industry Regulatory Authority Rule 2231. Distributions are reinvested in shares of the Company’s common stock for participants in the DRIP at the estimated per share NAV as determined by the Board. Additionally, the estimated per share NAV as determined by the Board serves as the per share NAV for purposes of the share redemption program. As of September 30, 2024, the most recent estimated per share NAV of the Company’s common stock was $6.09, which was established by the Board on February 29, 2024 using a valuation date of January 31, 2024. Commencing on March 1, 2024, distributions are reinvested in shares of the Company’s common stock under the DRIP at a price of $6.09 per share and $6.09 per share serves as the most recent estimated per share NAV for purposes of the share redemption program. The Company’s estimated per share NAVs are not audited or reviewed by its independent registered public accounting firm.
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
As of September 30, 2024, CLR is a VIE that is consolidated by the Company as the primary beneficiary, as the Company has the ability to direct the activities of CLR and the obligation to absorb CLR’s losses through its guarantee of CLR’s indebtedness, which is significant to CLR. The non-controlling interest on the condensed consolidated balance sheets represents the equity interests in CLR owned by outside investors. As of September 30, 2024, CLR’s loan portfolio consisted of senior secured mortgage loans with a net book value of $1.0 billion and investments in real estate-related securities of $255.0 million. In addition, as of September 30, 2024, the carrying value of CLR’s investment in CIM NP JV Holdings, LLC (“NP JV Holdings”) was $145.2 million. CLR had $879.3 million of debt outstanding, including net deferred financing costs, as of September 30, 2024.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited) – (Continued)

During the nine months ended September 30, 2024, the Company sold a portion of the Company’s portfolio of liquid corporate senior loans with an aggregate principal balance of $265.4 million to OFSI BSL XIV CLO, Ltd., an exempted company incorporated with limited liability under the laws of the Cayman Islands, resulting in net proceeds of $259.7 million after closing costs and a loss of $2.9 million. The collateral manager for OFSI BSL XIV CLO, Ltd. is OFS CLO Management II, LLC, an affiliate of the Sub-Advisor (as defined in Note 12 — Related-Party Transactions and Arrangements). The Company does not maintain effective control over the liquid corporate senior loans and the Company does not have the ability, nor the requirement, to repurchase the liquid corporate senior loans. The liquid corporate senior loans served as the initial positions for the formation of a collateralized loan obligation (“CLO”), in which the Company subsequently invested $27.6 million in a subordinated note (the “CLO subordinated note”). The CLO is a VIE, given the insufficient equity at risk, evidenced by the tranched capital structure and multiple series of debt instruments issued. However, the Company, through its investment in the CLO subordinated note, lacks the ability to direct the activities that most significantly affect the entity’s economic performance. Additionally, the collateral manager, which does direct the activities that most significantly affect the entity’s economic performance, was deemed to not be under common control with the Company. As such, the Company was determined to not be the primary beneficiary and the CLO is not consolidated on the Company’s financial statements. As of September 30, 2024, the fair value of the CLO subordinated note is $28.1 million and is included in real estate-related securities and other on the Company’s condensed consolidated balance sheets.
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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, lease concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; significant increases to budgeted costs for units under development; and a reduction in prevailing market values for assets being considered for disposition. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. The Company’s impairment assessment as of September 30, 2024 was based on the most current information available to the Company, including expected holding periods. If the Company’s expected holding periods for assets change, subsequent tests for impairment could result in additional impairment charges in the future. The assumptions and uncertainties utilized in the evaluation of the impairment of real estate assets are discussed in detail in Note 3 — Fair Value Measurements. See also Note 4 — Real Estate Assets for further discussion regarding real estate investment activity.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited) – (Continued)

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
Dispositions of Real Estate Assets
Gains and losses from dispositions are recognized once the various criteria relating to the terms of sale and any subsequent involvement by the Company with the asset sold are met. A discontinued operation includes only the disposal of a component of an entity and represents a strategic shift that has (or will have) a major effect on an entity’s financial results. Given the Company’s current asset portfolio and strategy, the Company’s dispositions during the nine months ended September 30, 2024 and 2023 did not qualify for discontinued operations presentation and thus, the results of the properties and condominiums that were sold will not be reported as discontinued operations, and any associated gains or losses from the dispositions are included in gain on disposition of real estate and condominium developments, net. See Note 4 — Real Estate Assets for a discussion of the disposition of individual properties and condominiums during the nine months ended September 30, 2024 and 2023.
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
Investment in Unconsolidated Entities
The Company is engaged in an unconsolidated joint venture arrangement through NP JV Holdings (the “Unconsolidated Joint Venture”), of which it owns, indirectly through CMFT MT JV Holdings, LLC and CLR NP Holdings, LLC, a subsidiary of CLR, approximately 50% of the outstanding equity. Through the Unconsolidated Joint Venture, which holds approximately 92% of the membership interest in NewPoint JV, LLC (the “NewPoint JV”) pursuant to the terms of the Operating Agreement entered into between the Unconsolidated Joint Venture and NewPoint Bridge Lending, LLC, the Company indirectly owns approximately 46% of the outstanding equity of the NewPoint JV on a fully diluted basis. The Company accounts for its investment under the equity method. The equity method of accounting requires the investment to be initially recorded at cost, including transaction costs incurred to finalize the investment, and is subsequently adjusted for the Company’s share of equity in NP JV Holdings’ earnings and distributions, including unrealized gains and losses as a result of changes in fair value of the NewPoint JV. The Company records its share of NP JV Holdings’ profits or losses on a quarterly basis as an adjustment to the carrying value of the investment on the Company’s condensed consolidated balance sheet and such share is recognized as a profit or loss on the condensed consolidated statements of operations.
For more information, refer to Note 6 — Investment in Unconsolidated Entities.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited) – (Continued)

Restricted Cash
The Company had $3.9 million and $13.1 million in restricted cash as of September 30, 2024 and December 31, 2023, respectively. Included in restricted cash was $1.9 million and $1.9 million held by lenders in lockbox accounts, as of September 30, 2024 and December 31, 2023, respectively. As part of certain of the Company’s debt agreements, rents from certain encumbered properties and interest income from certain first mortgage loans are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess is disbursed to the Company. Also included in restricted cash was $2.0 million of construction reserves, amounts held by lenders in escrow accounts for real estate taxes and other lender reserves for certain properties, in accordance with the associated lender’s loan agreement as of September 30, 2024 and December 31, 2023. In addition, the Company had a $9.2 million deposit held as cash collateral included in restricted cash as December 31, 2023, that was applied by Barclays Bank PLC (“Barclays”) as repayment of certain eligible assets transferred under the Master Repurchase Agreement with Barclays (as described in more detail in Note 10 — Repurchase Facilities, Notes Payable and Credit Facilities) during the nine months ended September 30, 2024.
Real Estate-Related Securities and Other
Real estate-related securities and other consists primarily of the Company’s investments in commercial mortgage-backed securities (“CMBS”), CLOs and equity securities. The Company determines the appropriate classification for real estate-related securities at the time of purchase and reevaluates such designation as of each balance sheet date.
As of September 30, 2024, the Company classified its investments in CMBS and CLO as available-for-sale as the Company is not actively trading the securities; however, the Company may sell them prior to their maturity. These investments are carried at their estimated fair value with unrealized gains and losses reported in other comprehensive income (loss). The amortized cost of the Company’s CMBS is adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. The amortized cost of the Company’s CLO subordinated note reflects accretion of interest income based on the effective yield method less any cash distributions received or entitled to be received. CLO subordinated note positions are entitled to recurring distributions, which are generally equal to the residual cash flows of payments received on underlying securities less contractual payments to debt holders and fund expenses.
The Company’s investments in equity securities of public and private companies are carried at their estimated fair values with unrealized gains and losses reported on the condensed consolidated statements of operations. Dividend income is included in other (expense) income, net on the condensed consolidated statements of operations, of which the Company recorded $1.2 million and $3.9 million, respectively, during the three and nine months ended September 30, 2024. During the three and nine months ended September 30, 2023, the Company recorded $1.4 million and $4.1 million of dividend income, respectively.
The Company monitors its CMBS and CLO for changes in fair value. A loss is recognized when the Company determines that a decline in the estimated fair value of a security below its amortized cost has resulted from a credit loss or other factors, such as market conditions. Such losses that are credit related are recorded as a current expected credit loss in increase in provision for credit losses on the Company’s condensed consolidated statements of operations. Subsequent cumulative adverse changes in expected cash flows on the Company’s CMBS and CLO are recognized as an increase to current expected credit losses. However, the allowance is limited to the amount by which the CMBS and CLO’s amortized cost exceeds its fair value. Favorable changes in expected cash flows are recognized as a decrease to current expected credit losses. For additional information regarding the Company’s process for estimating current expected credit losses for its real estate-related securities, see the Current Expected Credit Losses section below.
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
September 30, 2024 (Unaudited) – (Continued)

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
Current Expected Credit Losses
Current expected credit losses (“CECL”) required under the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification Topic 326, Financial Instruments - Credit Losses (“ASC 326”), reflects the Company’s current estimate of potential credit losses related to the Company’s loans held-for-investment, CMBS and CLO included in the condensed consolidated balance sheets. Changes to current expected credit losses are recognized through net income on the Company’s condensed consolidated statements of operations. While ASC 326 does not require any particular method for determining current expected credit losses, it does specify current expected credit losses should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, and reasonable and supportable forecasts for the duration of each respective loan. In addition, other than a few narrow exceptions, ASC 326 requires that all financial instruments subject to the credit loss model should have some amount of loss reserve to reflect the GAAP principal underlying the credit loss model that all loans, debt securities, and similar assets have some inherent risk of loss, regardless of credit quality, subordinate capital, or other mitigating factors.
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
September 30, 2024 (Unaudited) – (Continued)

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
September 30, 2024 (Unaudited) – (Continued)

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
The Company recognizes interest income on its CLO subordinated note using the effective yield method utilizing expected cash flows from the underlying positions. The accretable yield is initially measured as the excess of all cash flows expected to be collected attributable to the beneficial interest, estimated at the transaction date over the initial investment, and will be re-evaluated upon the receipt of each quarterly distribution. Expected cash flows inherent in the estimate of accretable yields are based on expectations of default, as well as other loan-performance assumptions that impact the loans underlying the CLO portfolio. Upon the sale of a security, the realized net gain or loss is computed on the specific identification method.
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
September 30, 2024 (Unaudited) – (Continued)

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
In June 2022, the FASB issued Accounting Standards Update (“ASU”) No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). The amendments in this update clarify the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual sale restrictions and introduce new disclosure requirements related to such equity securities. The amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those annual periods, with early adoption permitted. The ASU became effective for the Company beginning January 1, 2024. ASU 2022-03 did not have a material impact on the Company’s condensed consolidated financial statements and disclosures during the nine months ended September 30, 2024.
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
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 enhances the disclosures required for reportable segments on an annual and interim basis. ASU 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023, for interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company is still assessing whether the adoption of ASU 2023-07 will have a material impact on its condensed consolidated financial statements and disclosures.
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
September 30, 2024 (Unaudited) – (Continued)

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
The Company’s CLO subordinated note is valued using Level 3 inputs. The Company determines the fair value of its CLO subordinated note through consideration of the underlying investment portfolio metrics, including prepayment rates, default and recovery rates, and estimated market yields, supplemented by actual trades executed in the market and indicative prices provided by broker-dealers. Operating metrics related to the specific CLO subordinated note are also considered in determining the fair value of the investment.
The Company’s equity securities are valued using Level 1, Level 2 or Level 3 inputs depending upon the significance of the fair value inputs used in determining the respective fair values. The estimated fair value of the Company’s equity securities are based on quoted market prices when readily and regularly available in an active market. A breakout of the Company’s CMBS, CLO subordinated note, and equity securities levels of the fair value hierarchy as of September 30, 2024 and December 31, 2023 can be found in the tables under Items Measured at Fair Value on a Recurring Basis below.
Repurchase facilities, notes payable and credit facilities — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs.
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
In accordance with the fair value hierarchy described above, the following table details the net book value and fair value of of the financial instruments described above as of September 30, 2024 and December 31, 2023 (in thousands):

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited) – (Continued)

	September 30, 2024		December 31, 2023
	Net Book Value	Fair Value	Net Book Value	Fair Value	Level
Financial assets:
First mortgage loans	$3,187,490	$3,367,239	$3,539,111	$3,596,662	3
Liquid corporate senior loans	51,083	39,565	518,252	515,839	(1)
Corporate senior loans	229,788	233,967	207,102	211,167	3
Total financial assets	$3,468,361	$3,640,771	$4,264,465	$4,323,668

Financial liabilities:
Repurchase facilities, notes payable and credit facilities	$3,274,363	$3,213,771	$3,939,125	$3,827,782	2
Total financial liabilities	$3,274,363	$3,213,771	$3,939,125	$3,827,782
____________________________________
(1)As of September 30, 2024, $29.8 million and $9.8 million of the Company’s liquid corporate senior loans were classified in Level 2 and Level 3 of the fair value hierarchy, respectively. As of December 31, 2023, $445.7 million and $70.2 million of the Company’s liquid corporate senior loans were classified in Level 2 and Level 3 of the fair value hierarchy, respectively.
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
Items Measured at Fair Value on a Recurring Basis
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets that are required to be measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 (in thousands):

	Balance as of September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
CMBS	$324,664	$—	$255,004	$69,660
CLO subordinated note	28,061	—	—	28,061
Equity securities	36,902	36,387	—	515
Total financial assets	$389,627	$36,387	$255,004	$98,236

	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
CMBS	$476,715	$—	$347,634	$129,081
Equity security	42,999	42,999	—	—
Total financial assets	$519,714	$42,999	$347,634	$129,081

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited) – (Continued)

The following are reconciliations of the changes in financial assets with Level 3 inputs in the fair value hierarchy for the nine months ended September 30, 2024 (in thousands):

Level 3
Beginning Balance, January 1, 2024	$129,081
Total gains and losses:
Unrealized loss included in other comprehensive income (loss)	(10,548)
Current expected credit losses	(51,424)
Purchases and payments received:
Conversion to equity security (1)	654
Investment in CLO subordinated note	31,825
Accreted interest income	415
Discounts, net	(2,670)
Capitalized interest income	903
Ending Balance, September 30, 2024	$98,236
____________________________________
(1)During the nine months ended September 30, 2024, one of the Company’s defaulted liquid corporate senior loans was equitized into a Level 3 equity security, as further discussed in Note 7 — Real Estate-Related Securities and Other.
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
As of September 30, 2024, the Company had an aggregate $318.1 million asset-specific credit loss reserve on funded and unfunded commitments related to eight of the Company’s first mortgage loans with an aggregate carrying value of $1.1 billion. The asset-specific credit loss reserve was recorded based on the Company’s estimation of the fair value of the first mortgage loans’ aggregate underlying collateral, less costs to sell the underlying collateral, as of September 30, 2024. These loans are therefore measured at fair value on a nonrecurring basis using significant unobservable inputs, and are classified as Level 3 assets in the fair value hierarchy. The Company considered a variety of inputs including property performance, market data and comparable sales, as applicable. The significant unobservable inputs used include the terminal capitalization rate, which ranged from 5.5% to 11.9%, and the discount rate, which ranged from 10.0% to 13.0%. For additional information regarding the first mortgage loans, refer to Note 8 — Loans Held-For-Investment.
As discussed in Note 4 — Real Estate Assets, during the nine months ended September 30, 2024, seven properties were deemed to be impaired due to sales prices or revised cash flow estimates that were less than their respective carrying values, and their carrying values were reduced to an estimated fair value of $115.4 million, resulting in impairment charges of $51.5 million. The revised cash flow estimates were a result of continued deterioration of fundamentals at certain office properties, including weakened leasing activity and increased capitalization rates, and a revision in assumed holding periods at certain properties. Additionally, during the nine months ended September 30, 2024, certain condominium units were deemed to be impaired, primarily due to a decrease in expected sales prices for certain units, and their carrying values were reduced to their estimated fair value, resulting in impairment charges of $8.9 million. During the nine months ended September 30, 2023, real estate assets related to five properties were deemed to be impaired and their carrying values were reduced to an estimated fair value of $38.6 million, resulting in impairment charges of $11.6 million. Additionally, during the nine months ended September 30, 2023, one condominium unit was deemed to be impaired and its carrying value was reduced to its estimated fair value, resulting in impairment charges of $156,000. The Company estimates fair values using Level 3 inputs and a combined income and market approach, specifically using discounted cash flow analysis and recent comparable sales transactions. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgment and to make certain key assumptions, including, but not limited to, the following: (1) terminal capitalization rates; (2) discount rates; (3) the number of years the property will be held; (4) property operating expenses; and (5) re-leasing assumptions, including the number of months to re-lease, market rental income and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and the future performance and sustainability of the Company’s tenants. The Company determined that the selling prices used to determine the fair values were Level 2 inputs.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited) – (Continued)

The following summarizes the ranges of discount rates and terminal capitalization rates used for the Company’s impairment test for the real estate assets during the nine months ended September 30, 2024 and 2023:

Nine Months Ended September 30,
2024		2023
Discount Rate	Terminal Capitalization Rate	Discount Rate	Terminal Capitalization Rate
8.6% - 11.0%	8.1% - 9.5%	7.5% - 11.9%	7.0% - 11.4%
The following table presents the impairment charges by asset class recorded during the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Asset class impaired:
Land	$8,184	$2,954
Buildings, fixtures and improvements	39,372	7,856
Intangible lease assets	3,917	758
Intangible lease liabilities	5	—
Condominium developments	8,940	156
Total impairment loss	$60,418	$11,724
NOTE 4 — REAL ESTATE ASSETS
Property Acquisitions
During the nine months ended September 30, 2024, the Company acquired two commercial properties for an aggregate purchase price of $44.1 million (the “2024 Property Acquisitions”), which includes $148,000 of external acquisition-related expenses that were capitalized. The Company funded the 2024 Property Acquisitions with proceeds from the sale of loans held-for-investment. During the nine months ended September 30, 2023, the Company did not acquire any properties.
The following table summarizes the purchase price allocation for the 2024 Property Acquisitions (in thousands):

2024 Property Acquisitions
Land	$3,132
Buildings, fixtures and improvements	28,709
Acquired in-place leases and other intangibles (1)	12,307
Total purchase price	$44,148
____________________________________
(1)    The amortization period for acquired in-place leases and other intangibles is 20.0 years.
Condominium Development Project
During the nine months ended September 30, 2024 and 2023, the Company capitalized $14.5 million and $9.1 million, respectively, of expenditures associated with the development of condominiums acquired via foreclosure, which is included in condominium developments in the accompanying condensed consolidated balance sheets. Such capitalized expenditures included $1.0 million of capitalized interest expense during the nine months ended September 30, 2023. No capitalized interest was included in the capitalized expenditures during the nine months ended September 30, 2024.
Condominium Dispositions
During the nine months ended September 30, 2024, the Company disposed of condominium units for an aggregate sales price of $37.4 million, resulting in proceeds of $34.1 million after closing costs and a gain of $4.5 million. During the nine months ended September 30, 2023, the Company disposed of condominium units for an aggregate sales price of $43.1 million, resulting in proceeds of $39.1 million after closing costs and a gain of $3.0 million. The Company has no continuing

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited) – (Continued)

involvement that would preclude sale treatment with these condominium units. The gain on sale of condominium units is included in gain on disposition of real estate and condominium developments, net in the condensed consolidated statements of operations.
Property Dispositions and Real Estate Assets Held for Sale
During the nine months ended September 30, 2024, the Company disposed of three properties, including one retail property, one industrial property and one office property, for an aggregate gross sales price of $60.8 million, resulting in proceeds of $58.7 million after closing costs. No gain or loss was recorded. The Company has no continuing involvement that would preclude sale treatment with these properties.
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
As of September 30, 2024, the Company identified two properties with an aggregate carrying value of $13.3 million as held for sale. The Company disposed of these properties subsequent to September 30, 2024 for $16.0 million, as further discussed in Note 17 — Subsequent Events. As of September 30, 2023, the Company did not identify any real estate assets as held for sale.
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
During the nine months ended September 30, 2024, seven properties totaling approximately 824,000 square feet with a carrying value of $166.9 million were deemed to be impaired and their carrying values were reduced to an estimated fair value of $115.4 million, resulting in impairment charges of $51.5 million, which were recorded in the condensed consolidated statements of operations. Additionally, during the nine months ended September 30, 2024, certain condominium units were deemed to be impaired and their carrying values were reduced to their estimated fair value, resulting in impairment charges of $8.9 million, which were recorded in the condensed consolidated statements of operations. During the nine months ended September 30, 2023, five properties totaling approximately 240,000 square feet with a carrying value of $50.2 million were deemed to be impaired and their carrying values were reduced to an estimated fair value of $38.6 million, resulting in impairment charges of $11.6 million, which were recorded in the condensed consolidated statements of operations. Additionally, during the nine months ended September 30, 2023, one condominium unit was deemed to be impaired and its carrying value was reduced to its estimated fair value, resulting in impairment charges of $156,000, which was recorded in the condensed consolidated statements of operations.
See Note 3 — Fair Value Measurements for a further discussion regarding these impairment charges during the nine months ended September 30, 2024 and 2023.
Property Concentrations
As of September 30, 2024, one of the Company’s tenants, CVS, accounted for 10% of the Company’s 2024 annualized rental income across 33 properties. As of September 30, 2024, the Company had properties located in Ohio, which accounted for 16% of the Company’s 2024 annualized rental income. In addition, the Company had tenants in the health and personal care stores, manufacturing, and sporting goods, hobby, and musical instrument retailers industries, which accounted for 14%, 12%, and 11%, respectively, of the Company’s 2024 annualized rental income.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited) – (Continued)

NOTE 5 — INTANGIBLE LEASE ASSETS AND LIABILITIES
Intangible lease assets and liabilities consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands, except weighted average life remaining):

	September 30, 2024	December 31, 2023
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $49,632 and $49,737, respectively (with a weighted average life remaining of 12.0 years and 11.2 years, respectively)
	$92,252	$97,537
Acquired above-market leases, net of accumulated amortization of $3,115 and $3,029, respectively (with a weighted average life remaining of 10.8 years and 11.1 years, respectively)
	3,545	3,914
Total intangible lease assets, net	$95,797	$101,451
Intangible lease liabilities:
Acquired below-market leases, net of accumulated amortization of $5,982 and $5,136, respectively (with a weighted average life remaining of 11.4 years and 12.1 years, respectively)
	$12,508	$13,354
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
The following table summarizes the amortization related to the intangible lease assets and liabilities for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
In-place lease and other intangible amortization	$2,211	$2,965	$7,541	$11,061
Above-market lease amortization	$96	$116	$308	$468
Below-market lease amortization	$280	$309	$846	$1,055
As of September 30, 2024, the estimated amortization relating to the intangible lease assets and liabilities is as follows (in thousands):

	Amortization
	In-Place Leases and Other Intangibles	Above-Market Leases	Below-Market Leases
Remainder of 2024	$2,376	$97	$280
2025	9,337	390	1,120
2026	8,614	372	1,120
2027	8,370	356	1,120
2028	7,663	343	1,120
Thereafter	55,892	1,987	7,748
Total	$92,252	$3,545	$12,508
NOTE 6 — INVESTMENT IN UNCONSOLIDATED ENTITIES
During the year ended December 31, 2021, the Company entered into the Unconsolidated Joint Venture, of which the Company currently owns as of September 30, 2024, indirectly through CMFT MT JV Holdings, LLC and CLR NP Holdings, LLC, a subsidiary of CLR, approximately 50% of the outstanding equity. The Unconsolidated Joint Venture holds approximately 92% of the membership interest in the NewPoint JV. Through the Unconsolidated Joint Venture, the Company holds an approximate 46% interest in the NewPoint JV and accounts for its investment under the equity method. The primary purpose of the NewPoint JV is to source, underwrite, close and service on an ongoing basis multifamily bridge loans, participation interests, and other debt instruments such as loans. As of September 30, 2024 and December 31, 2023, the

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited) – (Continued)

carrying value of the Company’s investment in NP JV Holdings was $154.6 million and $126.8 million, respectively, which approximates fair value and is included in investment in unconsolidated entities on the condensed consolidated balance sheets. The Company recorded a gain totaling $4.6 million and $9.9 million, which represented its share of NP JV Holdings’ gain, during the three and nine months ended September 30, 2024, respectively, in the condensed consolidated statements of operations. The Company recorded a gain totaling $3.1 million and $8.2 million, which represented its share of NP JV Holdings’ gain, during the three and nine months ended September 30, 2023, respectively, in the condensed consolidated statements of operations. During the nine months ended September 30, 2024, the Company contributed an additional $28.2 million in NP JV Holdings. The Company also received $10.3 million in distributions during the nine months ended September 30, 2024, $9.9 million of which was recognized as a return on investment and $397,000 of which was recognized as a return of investment and reduced the invested capital and the carrying amount. As of September 30, 2024, the Company had $60.5 million of unfunded commitments related to NewPoint JV. These commitments are not reflected in the accompanying condensed consolidated balance sheets.
The Company provided a limited guaranty to NewPoint JV, under which the Company agreed to guarantee the Unconsolidated Joint Venture’s cross indemnity and its share of capital contribution obligations under the agreement with NewPoint JV.
NOTE 7 — REAL ESTATE-RELATED SECURITIES AND OTHER
As of September 30, 2024, the Company’s real estate-related securities and other had an aggregate estimated fair value of $389.6 million, which included 17 CMBS investments, one CLO subordinated note and four equity securities. The CMBS investments have initial maturity dates ranging from October 2024 through June 2058 and have interest rates ranging from 0.2% to 12.4% as of September 30, 2024, with one CMBS earning a zero coupon rate. As of September 30, 2024, the CLO subordinated note has an initial maturity date of July 2037 and an estimated effective yield of 16.6%. The following is a summary of the Company’s real estate-related securities and other as of September 30, 2024 (in thousands):

	Real Estate-Related Securities and Other
		Gross Unrealized
	Amortized Cost Basis	Gains	Losses	CECL	Fair Value
CMBS	$497,892	$364	$(86,360)	$(87,232)	$324,664
CLO subordinated note	28,061	—	—	—	28,061
Equity securities	58,447	—	(21,545)	—	36,902
Total real estate-related securities and other	$584,400	$364	$(107,905)	$(87,232)	$389,627
The following table provides the activity for the real estate-related securities and other during the nine months ended September 30, 2024 (in thousands):

	Amortized Cost Basis	Unrealized Loss	CECL	Fair Value
Real estate-related securities and other as of January 1, 2024	$647,035	$(91,513)	$(35,808)	$519,714
Investment in CLO subordinated note	31,825	—	—	31,825
Converted equity securities	5,060	—	—	5,060
Discounts on purchase of CLO subordinated note	(4,179)	—	—	(4,179)
Amortization of discount on real estate-related securities	1,993	—	—	1,993
Accretion of interest income on CLO subordinated note	415	—	—	415
Capitalized interest income on real estate-related securities	903	—	—	903
Principal payments received on real estate-related securities	(98,652)	—	—	(98,652)
Unrealized loss on real estate-related securities and other, net	—	(16,028)	—	(16,028)
Provision for credit losses	—	—	(51,424)	(51,424)
Real estate-related securities and other as of September 30, 2024	$584,400	$(107,541)	$(87,232)	$389,627

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited) – (Continued)

During the nine months ended September 30, 2024, the Company received $5.1 million in equity securities through the equitization of two existing liquid corporate senior loan positions, comprised of a $927,000 preferred equity security and $4.1 million in two common equity securities, all of which are included in real estate-related securities and other on the Company’s condensed consolidated balance sheets. Unrealized gains and losses on equity securities are reported on the condensed consolidated statements of operations.
During the nine months ended September 30, 2024, the Company invested $27.6 million in a CLO subordinated note as further described in Note 2 — Summary of Significant Accounting Policies. Unrealized gains and losses on CMBS and the CLO subordinated note are recorded in other comprehensive income (loss), with a portion of the amount subsequently reclassified into other (expense) income, net in the accompanying condensed consolidated statements of operations as securities are sold and gains and losses are recognized. During the nine months ended September 30, 2024, the Company recorded $16.0 million of net unrealized loss on its real estate-related securities and equity securities, comprised of a $4.8 million unrealized loss on CMBS, which is included in other comprehensive income (loss) in the accompanying condensed consolidated statements of comprehensive income (loss) and a $11.2 million unrealized loss on the Company’s equity securities, which is included in unrealized gain (loss) on equity securities in the accompanying condensed consolidated statements of operations. During the nine months ended September 30, 2023, the Company recorded $16.0 million of net unrealized loss on its real estate-related securities, comprised of a $19.3 million unrealized loss on CMBS, which is included in other comprehensive income (loss) in the accompanying condensed consolidated statements of comprehensive income (loss) and a $3.3 million unrealized gain on the Company’s equity security, which is included in unrealized gain (loss) on equity securities in the accompanying condensed consolidated statements of operations.
The scheduled maturities of the Company’s CMBS and CLO subordinated note as of September 30, 2024 are as follows (in thousands):

	CMBS and CLO
	Amortized Cost	Estimated Fair Value
Due within one year	$452,185	$289,534
Due after one year through five years	—	—
Due after five years through ten years	13,331	10,815
Due after ten years	60,437	52,376
Total	$525,953	$352,725
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
The following table presents the activity in the Company’s current expected credit losses related to its positions in two different tranches of a CMBS instrument for the nine months ended September 30, 2024 and 2023 (in thousands):

CMBS
Current expected credit losses as of January 1, 2024	$35,808
Reversal of credit losses	(246)
Current expected credit losses as of March 31, 2024	35,562
Provision for credit losses	4,529
Current expected credit losses as of June 30, 2024	40,091
Provision for credit losses	47,141
Current expected credit losses as of September 30, 2024	$87,232

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited) – (Continued)

CMBS
Current expected credit losses as of January 1, 2023	$—
Provision for credit losses	—
Current expected credit losses as of March 31, 2023	—
Provision for credit losses	23,452
Current expected credit losses as of June 30, 2023	23,452
Provision for credit losses	2,296
Current expected credit losses as of September 30, 2023	$25,748
During the year ended December 31, 2023, the loan collateralizing one of the Company’s CMBS positions was transferred from the master servicer to a special servicer due to payment default generated by halted rent payments on the underlying office properties being mortgaged. In March 2023, the underlying collateral of the loan was appraised by the special servicer, resulting in an appraisal reduction representing approximately 44% of one of the CMBS position’s tranches in which the Company is invested. Though the appraisal reduction was partially reversed during the year ended December 31, 2023, the initial appraisal reduction resulted in reduced cash flows received from the respective CMBS position during the year ended December 31, 2023. In addition, during the three months ended September 30, 2024, the Company received notice of preliminary sales transaction activity in relation to the underlying collateral of this CMBS position, as well as an additional position in a separate tranche of this instrument, indicative of a bid below the carrying value of the investment. The Company considered various factors, including the factors noted above, in determining whether a credit loss existed. The present value of cash flows expected to be collected from the CMBS positions did not exceed their amortized cost basis, and as such the Company determined both tranches of the security the Company is invested in had incurred a credit loss. In addition, as of March 31, 2024, the CMBS positions were in maturity default as they did not mature as anticipated on the initial maturity date during December 2023. As of September 30, 2024, the CMBS positions were no longer in maturity default as the CMBS was modified to provide for an extended maturity date of July 2025 plus a six-month extension option, as well as a permanently reduced interest rate to 0.019% per annum. The Company does not intend to sell the CMBS position and it is not considered more likely than not that the Company will be forced to sell the security prior to recovering the amortized cost.
As a result of the credit loss incurred, the Company reclassified $13.6 million of unrealized loss from other comprehensive income (loss) on the condensed consolidated statements of comprehensive income (loss) to increase in provision for credit losses on the condensed consolidated statements of operations during the year ended December 31, 2023, and recorded an incremental $22.2 million to increase in provision for credit losses on the condensed consolidated statements of operations identified as part of the Company’s quantitative credit loss assessment during the year ended December 31, 2023. During the nine months ended September 30, 2024, the Company recorded a $51.4 million increase to the provision for credit losses on the condensed consolidated statements of operations. As of September 30, 2024, the amortized cost basis of the CMBS positions identified as having incurred a credit loss was $192.8 million prior to any credit loss provisions. The Company will continue to monitor for changes in expected cash flows in order to continue to measure the credit loss.
As of September 30, 2024, there were 13 CMBS positions with an aggregate fair value of $295.5 million with unrealized losses reflected in other comprehensive income (loss) in the accompanying condensed consolidated statements of comprehensive income (loss). Upon evaluating these securities at the individual security level, the Company concluded that the unrealized losses included in other comprehensive income (loss) as of September 30, 2024 were noncredit-related and would be recovered from the securities’ estimated future cash flows. The Company considered various factors in reaching this conclusion, including that the Company did not intend to sell the securities, it was not considered more likely than not that the Company would be forced to sell the securities prior to recovering the amortized cost, and there were no material credit events that would have caused the Company to conclude that the amortized cost would not be recovered.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited) – (Continued)

NOTE 8 — LOANS HELD-FOR-INVESTMENT
The Company’s loans held-for-investment consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	As of September 30,	As of December 31,
	2024	2023
First mortgage loans (1)	$3,561,475	$3,648,351
Total CRE loans held-for-investment and related receivables, net	3,561,475	3,648,351
Liquid corporate senior loans	52,100	537,990
Corporate senior loans	233,917	210,722
Loans held-for-investment and related receivables, net	$3,847,492	$4,397,063

Less: Current expected credit losses	$(379,131)	$(132,598)
Total loans held-for-investment and related receivables, net	$3,468,361	$4,264,465
____________________________________
(1)    As of September 30, 2024 and December 31, 2023, first mortgage loans included $20.2 million of contiguous mezzanine loan components that, as a whole, have expected credit quality similar to that of a first mortgage loan.
The following table details overall statistics for the Company’s loans held-for-investment as of September 30, 2024 and December 31, 2023 (dollar amounts in thousands):

	CRE Loans (1) (2)			Liquid Corporate Senior Loans		Corporate Senior Loans
	September 30, 2024	December 31, 2023		September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Number of loans	33	33		18	237	20	21
Principal balance	$3,578,512	$3,669,116		$53,516	$543,837	$238,235	$214,650
Net book value	$3,187,490	$3,539,111		$51,083	$518,252	$229,788	$207,102
Weighted-average interest rate (3)	8.3%	8.7%		10.2%	9.3%	11.1%	11.9%
Weighted-average maximum years to maturity	2.5	2.8	(4)	3.9	4.2	3.5	3.8
Unfunded loan commitments (5)	$232,558	$241,708		$—	$152	$33,366	$30,592
____________________________________
(1)As of September 30, 2024, 94.4% of the Company’s CRE loans by principal balance earned a floating rate of interest primarily indexed to the Secured Overnight Financing Rate (“SOFR”).
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited) – (Continued)

Activity relating to the Company’s loans held-for-investment portfolio was as follows for the nine months ended September 30, 2024 (in thousands):

	CRE Loans (1)	Liquid Corporate Senior Loans	Corporate Senior Loans	Total Loan Portfolio
Balance, January 1, 2024	$3,539,111	$518,252	$207,102	$4,264,465
Loan originations, acquisitions and funding	102,322	69,831	50,452	222,605
Sale of loans (2)	—	(446,974)	—	(446,974)
Principal repayments received	(197,787)	(85,684)	(26,904)	(310,375)
Capitalized interest	4,861	73	37	4,971
Conversion to equity securities (3)	—	(5,060)	—	(5,060)
Write-offs charged (4)	—	(4,989)	—	(4,989)
Deferred fees and other items (5)	(1,094)	(13,276)	(1,440)	(15,810)
Accretion and amortization of fees and other items	4,822	189	1,050	6,061
(Provision for) reversal of credit losses (6)	(264,745)	18,721	(509)	(246,533)
Balance, September 30, 2024	$3,187,490	$51,083	$229,788	$3,468,361
____________________________________
(1)Loan originations, acquisitions and funding include $11.2 million in protective advances while principal repayments received include $12.3 million of cost-recovery proceeds received on the Company’s nonaccrual first mortgage loans during the nine months ended September 30, 2024.
(2)Includes $265.4 million in sales of liquid corporate senior loans to OFSI BSL XIV CLO, Ltd., as further discussed in Note 2 — Summary of Significant Accounting Policies.
(3)During the nine months ended September 30, 2024, two of the Company’s defaulted liquid corporate senior loans were equitized into shares of common equity and a preferred equity security, as further discussed in Note 7 — Real Estate-Related Securities and Other.
(4)Includes a $2.1 million write-off on four liquid corporate senior loans as a result of distressed restructurings of the positions, which is included in increase in provision for credit losses on the Company’s condensed consolidated statements of operations.
(5)Other items primarily consist of purchase discounts or premiums and deferred origination expenses.
(6)Does not include current expected losses for unfunded or unsettled loan commitments. Such amounts are included in accrued expenses and accounts payable on the accompanying condensed consolidated balance sheets.
As of September 30, 2024, the Company’s CRE loans had the following characteristics based on carrying value (dollar amounts in thousands):

Collateral Property Type	As of September 30, 2024
Office	$1,754,468	49.3%
Multifamily	1,146,071	32.2%
Industrial	330,850	9.3%
Hospitality	135,115	3.8%
Mixed Use	69,370	1.9%
Retail	64,808	1.8%
Self-Storage	60,793	1.7%
Total first mortgage loans	$3,561,475	100%
Less: current expected credit losses	(373,985)
Total first mortgage loans, net	$3,187,490

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited) – (Continued)

Geographic Location	As of September 30, 2024
South	$1,398,089	39.3%
West	1,111,993	31.2%
East	801,186	22.5%
Various	250,207	7.0%
Total first mortgage loans	$3,561,475	100%
Less: current expected credit losses	(373,985)
Total first mortgage loans, net	$3,187,490
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited) – (Continued)

The following table presents the activity in the Company’s current expected credit losses related to loans held-for-investment by loan type for the nine months ended September 30, 2024 and 2023 (in thousands):

	First Mortgage Loans	Unfunded First Mortgage Loans (1)	Liquid Corporate Senior Loans	Unfunded or Unsettled Liquid Corporate Senior Loans (1)	Corporate Senior Loans	Unfunded Corporate Senior Loans (1)	Total
Current expected credit losses as of January 1, 2024	$109,240	$10,062	$19,738	$3	$3,620	$495	$143,158
Provision for (reversal of) credit losses	77,564	(6,653)	(3,719)	(1)	249	(78)	67,362
Charge-offs of CECL	—	—	(1,649)	—	—	—	(1,649)
Current expected credit losses as of March 31, 2024	$186,804	$3,409	$14,370	$2	$3,869	$417	$208,871
Provision for (reversal of) credit losses	211,485	7,197	(5,963)	(1)	(335)	(13)	212,370
Charge-offs of CECL	—	—	(480)	—	—	—	(480)
Current expected credit losses as of June 30, 2024	$398,289	$10,606	$7,927	$1	$3,534	$404	$420,761
(Reversal of) provision for credit losses	(24,304)	5,029	(4,050)	(1)	595	117	(22,614)
Charge-offs of CECL	—	—	(2,860)	—	—	—	(2,860)
Current expected credit losses as of September 30, 2024	$373,985	$15,635	$1,017	$—	$4,129	$521	$395,287

Current expected credit losses as of January 1, 2023	$20,352	$1,890	$21,195	$377	$797	$66	$44,677
Provision for (reversal of) credit losses	1,949	138	(914)	(121)	400	1	1,453
Current expected credit losses as of March 31, 2023	$22,301	$2,028	$20,281	$256	$1,197	$67	$46,130
Provision for credit losses	22,468	2,140	551	3	764	259	26,185
Current expected credit losses as of June 30, 2023	$44,769	$4,168	$20,832	$259	$1,961	$326	$72,315
Provision for (reversal of) credit losses	45,651	5,030	(2,841)	(259)	338	4	47,923
Current expected credit losses as of September 30, 2023	$90,420	$9,198	$17,991	$—	$2,299	$330	$120,238
____________________________________
(1)Current expected losses for unfunded or unsettled loan commitments are included in accrued expenses and accounts payable on the condensed consolidated balance sheets.
Changes to current expected credit losses are recognized through net income (loss) on the Company’s condensed consolidated statements of operations.
During the three months ended September 30, 2024, the Company recorded a net decrease of $25.5 million in the current expected credit loss reserve against the loans held-for-investment portfolio, bringing the total current expected credit loss reserve on funded and unfunded commitments to $395.3 million. The current expected credit loss reserve reflects certain loans assessed for impairment as well as macroeconomic and current portfolio conditions.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited) – (Continued)

As of September 30, 2024, the Company had three collateral dependent risk-rated 5 first mortgage loan investments on nonaccrual status: (i) a $133.4 million commercial first mortgage loan on an office building in Massachusetts primarily due to a decrease in rent collection, reduced leasing activity, stabilization costs required, and past due interest payments during the nine months ended September 30, 2024; (ii) a $125.7 million commercial first mortgage loan on an office building in Virginia primarily due to slower than anticipated leasing activity driven by COVID-accelerated office trends, decreased in-place occupancy, and past due interest payments during the nine months ended September 30, 2024; and (iii) a $113.1 million commercial first mortgage loan on an office building in California primarily due to being past due on its interest payments during the nine months ended September 30, 2024. During the nine months ended September 30, 2024, the Company recognized $960,000, $982,000 and $7.6 million, respectively, of interest income on each of the first mortgage loans prior to payment default. As of September 30, 2024, two of the risk-rated 5 first mortgage loans noted above were more than 90 days past due on their interest payments and one of the risk-rated 5 mortgage loans was less than 90 days past due on its interest payments. Future interest collections related to these loans will be accounted for on a cash basis when received or as a reduction in the amortized cost basis, based on specific facts and circumstances at the time of payment. In addition, during the three months ended September 30, 2024, one of the Company’s first mortgage loans previously on nonaccrual status resumed anticipated interest payments and repaid outstanding overdue interest in accordance with the loan modification discussed below.
As of September 30, 2024, the Company’s asset-specific credit loss reserve totaled $318.1 million on funded and unfunded commitments, which related to the Company’s risk-rated 5 first mortgage loans. The asset-specific credit loss reserve is recorded based on the Company’s estimation of the fair value of each loan’s underlying collateral, less costs to sell the underlying collateral where applicable, as of September 30, 2024.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited) – (Continued)

The Company’s primary credit quality indicator is its risk ratings, which are further discussed above. The following table presents the net book value of the Company’s loans held-for-investment portfolio as of September 30, 2024 by year of origination, loan type, and risk rating (dollar amounts in thousands):

		Amortized Cost of Loans Held-For-Investment by Year of Origination (1)
		As of September 30, 2024
	Number of Loans	2024	2023	2022	2021	2020	Prior	Total
First mortgage loans by internal risk rating:
1	—	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—	—
3	19	145,246	388,490	591,420	732,495	71,600	—	1,929,251
4	6	—	—	253,906	257,279	—	—	511,185
5	8	—	—	456,062	613,153	—	51,824	1,121,039
Total first mortgage loans	33	145,246	388,490	1,301,388	1,602,927	71,600	51,824	3,561,475
Liquid corporate senior loans by internal risk rating: (2)
1	—	—	—	—	—	—	—	—
2	—	—	—	—	—	—	—	—
3	7	3,490	2,898	13,578	5,610	—	—	25,576
4	11	8,931	1,120	7,134	9,339	—	—	26,524
5	—	—	—	—	—	—	—	—
Total liquid corporate senior loans	18	12,421	4,018	20,712	14,949	—	—	52,100
Corporate senior loans by internal risk rating:
1	—	—	—	—	—	—	—	—
2	—	—	—	—	—	—	—	—
3	19	102,818	63,403	56,323	—	—	—	222,544
4	1	—	11,373	—	—	—	—	11,373
5	—	—	—	—	—	—	—	—
Total corporate senior loans	20	102,818	74,776	56,323	—	—	—	233,917
Less: Current expected credit losses								(379,131)
Total loans held-for-investment and related receivables, net	71							$3,468,361
Weighted Average Risk Rating (3)								3.7

Gross charge-offs (4)		—	—	—	(853)	(4,136)	—	$(4,989)
____________________________________
(1)Date loan was originated or acquired by the Company. Origination dates are subsequently updated to reflect material loan modifications.
(2)As of September 30, 2024, one of the Company’s liquid corporate senior loan investments was on nonaccrual status with an aggregate carrying value of $378,000, which represented less than 1% of the carrying value of the Company’s liquid corporate senior loans portfolio.
(3)Weighted average risk rating calculated based on carrying value at period end.
(4)Represents gross charge-offs by year of origination during the nine months ended September 30, 2024.
Loan Modifications
The Company may amend or modify a loan depending on the loan’s specific facts and circumstances, which are disclosable under ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited) – (Continued)

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
During the nine months ended September 30, 2024, the Company modified a first mortgage loan collateralized by an office property. As of September 30, 2024, the loan had a carrying value of $267.5 million, representing approximately 7.5% of the Company’s first mortgage loans and was risk-rated 5. The loan modification provided for the borrower to exercise the remaining extension options and for an accrual of PIK interest for any portion of interest exceeding a fixed 6.25% interest rate. The borrower elected to PIK $1.9 million of interest during the nine months ended September 30, 2024.
The Company modified a first mortgage loan collateralized by four office properties during the nine months ended September 30, 2024. As of September 30, 2024 the loan had a carrying value of $51.8 million, representing approximately 1.5% of the Company’s first mortgage loans and was risk-rated 5. The loan modification extended the maturity date from February 1, 2025 to April 1, 2027, with no extension options.
The Company modified a first mortgage loan collateralized by an office property during the nine months ended September 30, 2024. As of September 30, 2024, the loan had a carrying value of $152.4 million, representing approximately 4.3% of the Company’s first mortgage loans and was risk-rated 5. The loan modification extended the maturity date from July 7, 2026 to July 7, 2029, with no extension options, exempted $20.0 million of the principal balance from accruing interest, modified the variable interest rate from 3.55% to a fixed interest rate of 6.25%, and allowed for the accrual of PIK interest for 2.25% of the fixed interest rate. The borrower elected to PIK $2.0 million of interest during the nine months ended September 30, 2024.
The Company modified a first mortgage loan collateralized by a multifamily property during the nine months ended September 30, 2024. As of September 30, 2024, the loan had a carrying value of $97.7 million, representing approximately 2.7% of the Company’s first mortgage loans and was risk-rated 3. The loan modification extended the maturity date from October 7, 2025 to October 7, 2028, with two extension options.
These modified loans are performing in accordance with their respective contractual terms as of September 30, 2024. As of September 30, 2024, three of these loans are risk-rated 5 as a result of the increased risk of potential principal loss and as collateral performance was deemed to be worse than underwriting. As such, the Company had an asset-specific credit loss reserve recorded for each of these risk-rated 5 modified first mortgage loans as of September 30, 2024.
NOTE 9 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. During the year ended December 31, 2023, the Company’s remaining two interest rate cap agreements matured. As of September 30, 2024, the Company did not have any derivative instruments.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the derivative instruments is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company had interest rate caps which were used to manage exposure to interest rate movements, but did not meet the requirements to be designated as a hedging instrument. The change in fair value of the derivative instruments that are not designated as hedges is recorded directly to earnings in other (expense) income, net on the accompanying condensed consolidated statements of operations. Interest rate swaps are designated as cash flow hedges in order to hedge the variability of the anticipated cash flows on the Company’s variable rate debt. The change in fair value of the derivative instruments designated as hedges is recorded in other comprehensive income (loss), with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the three and nine months ended September 30, 2024 and 2023, no amounts were reclassified from other comprehensive income (loss) as a change to interest expense. No unrealized amounts on interest rate swaps were remaining in other comprehensive income (loss) as of September 30, 2024 and 2023. The Company includes cash flows from interest rate swap agreements in net cash flows provided by operating activities on its condensed consolidated statements of cash flows, as the Company’s accounting policy is to present

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited) – (Continued)

cash flows from hedging instruments in the same category in its condensed consolidated statements of cash flows as the category for cash flows from the hedged items.
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
NOTE 10 — REPURCHASE FACILITIES, NOTES PAYABLE AND CREDIT FACILITIES
As of September 30, 2024, the Company had $3.3 billion of debt outstanding, including net deferred financing costs, with a weighted average years to maturity of 2.4 years and a weighted average interest rate of 6.0%. The weighted average years to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date.
The following table summarizes the debt balances as of September 30, 2024 and December 31, 2023, and the debt activity for the nine months ended September 30, 2024 (in thousands):

		During the Nine Months Ended September 30, 2024
	Balance as of December 31, 2023	Debt Issuances & Assumptions (1)	Repayments & Modifications	Amortization	Balance as of September 30, 2024
Notes payable – variable rate debt	$622,841	$2,045	$(14,792)	$—	$610,094
ABS mortgage notes	758,520	—	—	—	758,520
Credit facilities	490,500	50,000	(445,500)	—	95,000
Repurchase facilities	2,067,264	32,442	(288,957)	—	1,810,749
Total debt	3,939,125	84,487	(749,249)	—	3,274,363
Deferred costs – variable rate debt	(2,816)	(10)	—	924	(1,902)
Deferred costs – ABS mortgage notes	(12,586)	—	—	1,575	(11,011)
Total debt, net	$3,923,723	$84,477	$(749,249)	$2,499	$3,261,450
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
Notes Payable
As of September 30, 2024, the Company had $610.1 million of variable rate debt outstanding, the borrowings of which are financed through note on note financing arrangements with Massachusetts Mutual Life Insurance Company (the “Mass Mutual Financing”), Citibank, N.A. (“Citibank” and such financing, the “Citibank Financing”), and Barclays (the “Barclays Financing”) to provide financing for the Company’s CRE mortgage loans (the “Note on Note Financing Arrangements”).
The following table is a summary of the Note on Note Financing Arrangements as of September 30, 2024 (dollar amounts in thousands):

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited) – (Continued)

Note on Note Financing Arrangement	Date of Agreement	Maturity Date	Remaining Extension Options (1)	Weighted Average Interest Rate	Loans Financed under Note on Note Financing	Amount Financed
Citibank	6/16/2023	8/9/2025	2/1 yr.	6.4%	$91,798	$68,848
Barclays	10/20/2023	8/9/2025	2/1 yr.	6.4%	162,770	122,077
Mass Mutual	3/16/2022	(2)	N/A	7.3%	553,348	419,169
Total					$807,916	$610,094
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
ABS Mortgage Notes
On July 28, 2021, the Company issued $774.0 million aggregate principal amount of asset backed securities (“ABS”) mortgage notes, Series 2021-1 (the “Class A Notes”) in six classes, as shown below:

Class of Notes	Initial Principal Balance	Principal Balance as of September 30, 2024	Note Rate	Anticipated Repayment Date	Rated Final Payment Date	Credit Rating (1)
A-1 (AAA)	$146,400,000	$140,208,000	2.09%	July 2028	July 2051	AAA (sf)
A-2 (AAA)	219,600,000	210,312,000	2.57%	July 2031	July 2051	AAA (sf)
A-3 (AA)	39,200,000	39,200,000	2.51%	July 2028	July 2051	AA (sf)
A-4 (AA)	58,800,000	58,800,000	3.04%	July 2031	July 2051	AA (sf)
A-5 (A)	124,000,000	124,000,000	2.91%	July 2028	July 2051	A (sf)
A-6 (A)	186,000,000	186,000,000	3.44%	July 2031	July 2051	A (sf)
	$774,000,000	$758,520,000
____________________________________
(1)Reflects credit rating from Standard & Poor’s Financial Services LLC (“Standard & Poor’s”).
The collateral pool for the Class A Notes is comprised of 175 of the Company’s double- and triple-net leased single tenant properties, together with the related leases and certain other rights and interests. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the Class A Notes was $1.0 billion. As of September 30, 2024, amounts outstanding on the Class A Notes totaled $758.5 million with a weighted average interest rate of 2.8%. The Company may prepay the Class A Notes in full on or after the payment date beginning in July 2026 for the Class A-1 (AAA) Notes, the Class A-3 (AA) Notes and the Class A-5 (A) Notes, and on or after the payment date in July 2028 for the Class A-2 (AAA) Notes, the Class A-4 (AA) Notes and the Class A-6 (A) Notes.
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
Borrowings under the Loan and Security Agreement will bear interest equal to SOFR for the relevant interest period, plus an applicable rate. The applicable rate is 2.875% per annum (and an additional 2.00% per annum following an event of default under the Loan and Security Agreement). The revolving period began on February 10, 2023 and concludes on the day preceding the earlier to occur of (i) the scheduled revolving period end date of February 10, 2026, (ii) the date of the declaration of the revolving period end date upon the occurrence and continuation of an event of default, and (iii) the termination date. The termination date is the earlier to occur of (i) February 10, 2028 (two years after the revolving period end date) and (ii) the date of the declaration of the termination date or the date of the automatic occurrence of the termination date upon the occurrence

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited) – (Continued)

and continuation of an event of default. As of September 30, 2024, the amounts borrowed and outstanding under the Loan Facility totaled $77.0 million at a weighted average interest rate of 7.5%.
CMFT Corporate Credit Securities, LLC, an indirect wholly-owned, bankruptcy-remote subsidiary of the Company, has a revolving credit and security agreement (the “Fourth Amended Credit and Security Agreement”) with the lenders from time to time parties thereto, Citibank, as administrative agent, CMFT Securities, as equityholder and as collateral manager, Citibank (acting through its Agency & Trust division), as both a collateral agent and as a collateral custodian, and Virtus Group, LP, as collateral administrator. The Fourth Amended Credit and Security Agreement provides for available borrowings under the revolving credit facility up to an aggregate principal amount of $18.0 million (the “Credit Securities Revolver”). The Credit Securities Revolver may be increased from time to time pursuant to the Fourth Amended Credit and Security Agreement. As of September 30, 2024, the amounts borrowed and outstanding under the Credit Securities Revolver totaled $18.0 million at a weighted average interest rate of 7.6%.
Borrowings under the Fourth Amended Credit and Security Agreement will bear interest equal to the one-month Term SOFR (as defined in the Fourth Amended Credit and Security Agreement) for the relevant interest period, plus an applicable rate. The applicable rate is dependent on the type of loan being financed, which includes broadly syndicated, private and middle market loans meeting certain criteria as set forth in the Fourth Amended Credit and Security Agreement and ranges from 1.90% to 2.75% per annum during the first two years of the reinvestment period and 2.00% to 2.85% during the last year of the reinvestment period and 2.10% to 2.95% per annum during the amortization period (and, in each case, an additional 2.00% per annum following an event of default under the Fourth Amended Credit and Security Agreement). The reinvestment period began on December 31, 2019 and concludes on the earlier of (i) August 29, 2024, (ii) the final maturity date and (iii) the date on which the total assets under management of the Company and its wholly-owned subsidiaries is less than $1.25 billion (the “Reinvestment Period”). The final maturity date is the earliest to occur of: (i) the date that the Credit Securities Revolver is paid down and (ii) the second anniversary after the Reinvestment Period concludes. Borrowings under the Fourth Amended Credit and Security Agreement are secured by substantially all of the assets held by CMFT Corporate Credit Securities, LLC, which shall primarily consist of liquid corporate senior secured loans subject to certain eligibility criteria under the Fourth Amended Credit and Security Agreement.
The Company believes it was in compliance with the financial covenants under the Company’s various fixed and variable rate debt agreements, as of September 30, 2024.
Repurchase Facilities
As of September 30, 2024, indirect wholly-owned subsidiaries of the Company (collectively, the “CMFT Lending Subs”), had Master Repurchase Agreements with Citibank, Barclays, Wells Fargo Bank, N.A. (“Wells Fargo”), Deutsche Bank AG (“Deutsche Bank”), and J.P. Morgan Securities LLC (“J.P. Morgan”) (collectively, the “Repurchase Agreements”) to provide financing primarily through each bank’s purchase of the Company’s CRE mortgage loans and CMBS and future funding advances (the “Repurchase Facilities”).
The following table is a summary of the Repurchase Facilities as of September 30, 2024 (dollar amounts in thousands):

Repurchase Facility	Date of Agreement	Maturity Date	Remaining Extension Options (1)	Maximum Facility Size		Weighted Average Interest Rate		Loans Financed under Repurchase Facility (2)	Amount Financed
Citibank	6/4/2020	8/16/2025	1/1 yr.	$70,485		7.2%	(3)	$189,930	$47,813
Citibank	12/19/2023	12/19/2025	3/1 yr.	579,515		6.9%	(3)	304,210	230,794
Barclays	9/21/2020	9/22/2025	2/1 yr.	558,947		6.9%	(3)	855,064	442,365
Barclays	12/4/2023	12/4/2026	2/1 yr.	691,053		7.0%	(3)	223,240	161,893
Wells Fargo	5/20/2021	8/30/2025	2/1 yr.	750,000		6.8%	(3)	870,173	632,237
Deutsche Bank	10/8/2021	10/8/2025	2/1 yr.	300,000		7.5%	(3)	233,909	168,201
J.P. Morgan	6/1/2022	(4)	(4)	—	(4)	6.1%	(5)	255,003	127,446
Total				$2,950,000				$2,931,529	$1,810,749
__________________________________
(1)Represents the number of extension options remaining and the term of each option. Such extension options are subject to certain conditions as set forth within each respective Repurchase Agreement.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited) – (Continued)

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
(5)Under the Master Repurchase Agreement with J.P. Morgan, advances under the repurchase agreement may be made based on one-month Term SOFR plus a spread designated by J.P. Morgan, which as of September 30, 2024, ranges from 1.10% to 1.45%.
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
The Repurchase Agreements and the Guaranties contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. In addition, the Guaranties contain financial covenants that require the Company to maintain: (i) minimum liquidity of not less than the lower of (a) $50.0 million and (b) the greater of (A) $10.0 million and (B) 5% of the then-current Guarantors’ recourse indebtedness, as defined in the Guaranties; (ii) minimum consolidated net worth greater than or equal to $1.0 billion plus (a) prior to the Guarantor Replacement Event, as applicable, 75% of the equity issued by the Guarantors following the respective closing dates of the Repurchase Agreements (the “Repurchase Closing Dates”) or, from and after the Guarantor Replacement Event, as applicable, 75% of the equity issued by the Replacement Guarantor following the Guarantor Replacement Event, as applicable, minus (b) prior to the Guarantor Replacement Event, as applicable, the aggregate amount of any redemptions or similar transaction by the Guarantors from the Repurchase Closing Dates or, from and after the Guarantor Replacement Event, as applicable, the aggregate amount of any redemptions or similar transaction by the Replacement Guarantor following the Guarantor Replacement Event, as applicable; (iii) maximum leverage ratio of total indebtedness to total equity less than or equal to 80%; and (iv) minimum interest coverage ratio of EBITDA (as defined in the Guaranties) to interest expense equal to or greater than 1.40. The Company believes it was in compliance with the financial covenants under the Repurchase Agreements as of September 30, 2024.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited) – (Continued)

Maturities
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt subsequent to September 30, 2024 (in thousands):

Principal Repayments
Remainder of 2024	$127,446
2025	1,712,335
2026	161,893
2027	391,329
2028	426,248
Thereafter	455,112
Total	$3,274,363
NOTE 11 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation and claims. The Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or of which the Company’s properties are the subject.
Unfunded Commitments
As of September 30, 2024, the Company had $265.9 million of unfunded loan commitments related to its existing CRE loans held-for-investment and corporate senior loans, and $60.5 million of unfunded commitments related to NewPoint JV. These commitments are not reflected in the accompanying condensed consolidated balance sheets. Current expected credit losses for unfunded or unsettled loan commitments are included in accrued expenses and accounts payable on the accompanying condensed consolidated balance sheets.
As of September 30, 2024, the Company had $8.6 million of unsettled liquid corporate senior loan sales as of September 30, 2024, $7.1 million of which settled subsequent to September 30, 2024. Unsettled acquisitions are included in cash and cash equivalents in the accompanying condensed consolidated balance sheets and unsettled sales are included in loans held-for-investment and related receivables, net in the accompanying condensed consolidated balance sheets.
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
September 30, 2024 (Unaudited) – (Continued)

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
CMFT Management is entitled to receive incentive compensation, payable with respect to each quarter, which is generally equal to the excess of (a) the product of (i) 20% and (ii) the excess of (A) Core Earnings (as defined in the Management Agreement) of the Company for the previous 12-month period, over (B) the product of (1) the Company’s Consolidated Equity (as defined in the Management Agreement) in the previous 12-month period, and (2) 7% per annum, over (b) the sum of any incentive compensation paid to CMFT Management with respect to the first three calendar quarters of such previous 12-month period (or such lesser number of completed calendar quarters preceding the applicable period, if applicable). During the three and nine months ended September 30, 2024 and 2023, no incentive compensation fees were incurred.
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
The Company’s subsidiary, CLR, entered into a separate management agreement (“CLR Management Agreement”) with CMFT Management on February 29, 2024 (“CLR Effective Date”) for the day-to-day management of CLR and its non-securities assets, pursuant to which CLR will pay CMFT Management a base management fee, payable in arrears, equal to 1.25% of CLR’s net asset value per share (or 0.90% of its net asset value per share for its founder share classes), plus a performance fee that is, subject to certain adjustment in the calculation for the measurement periods applicable to CLR’s Core Earnings (as defined in the CLR Management Agreement) during the first four calendar quarters, generally equal to the excess of (A) the product of (I) 10% and (II) the excess of (y) CLR’s Core Earnings for the previous 12-month period, over (z) the product of (i) CLR’s average adjusted capital, and (ii) a hurdle rate of 6.5% (7.25% for its founder share classes), each considered on an annualized basis, over (B) the sum of any performance fee paid to CMFT Management or the Investment Advisor with respect to the first three calendar quarters of such previous 12-month period (or such lesser number of completed calendar quarters preceding the applicable period, if applicable). No performance fee shall be payable by CLR to CMFT Management or the Investment Advisor with respect to any calendar quarter unless CLR’s Core Earnings for the 12 most recently completed calendar months (or such lesser number of completed calendar quarters following the CLR Effective Date) in the aggregate are greater than zero. Once CLR’s Core Earnings exceed the hurdle rate, CMFT Management is entitled to a “catch-up” fee equal to the amount of CLR’s Core Earnings in excess of the hurdle rate, until CLR’s Core Earnings for the applicable period equal 7.224% (8.0576% for CLR’s founder share classes), each considered on an annualized basis of CLR’s average adjusted capital. Thereafter, CMFT Management is entitled to receive 10% of CLR’s Core Earnings.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited) – (Continued)

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
The Company and CMFT Management have entered into an agreement (the “Offset Agreement”) whereby, (i) for so long as CMFT Management is the external manager of the Company and an affiliate of CIM Group, the Company’s management fee payable to CMFT Management will be reduced by the Company’s proportional share, based on its ownership of CLR, of the base management fee and performance fee payable to CMFT Management by CLR, and (ii) if the Management Agreement and either or both of the CLR Advisory Agreements are simultaneously terminated without cause, the termination fee payable by the Company to CMFT Management or the Investment Advisor, as applicable, under the applicable CLR Advisory Agreement shall be reduced by the Company’s proportional share, based on its ownership of CLR, of the termination fee payable to CMFT Management or the Investment Advisor by CLR under the applicable CLR Advisory Agreement, such that, in each case, the Company will not pay more fees than would otherwise be payable under its Management Agreement or Investment Advisory and Management Agreement, as applicable. The Offset Agreement also provides that CMFT Management will reimburse to the Company 50% of the organization and offering expenses paid by the Company for CLR, which reimbursement may be paid as a reduction in the management fee payable to the CMFT Manager under the Management Agreement. Organization and offering expenses is defined in the CLR Management Agreement as any and all costs and expenses incurred by or on behalf of CLR in connection with the formation of CLR and the marketing and distribution of its common shares of beneficial interest.
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
Pursuant to the Offset Agreement, fees payable by the Company to CMFT Management or the Investment Advisor will be offset by the Company’s proportional share, based on its ownership of CLR, of the fees payable by CLR or its affiliates under the CLR Management Agreement or CLR Investment Advisory Agreement to CMFT Management or the Investment Advisor.
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
September 30, 2024 (Unaudited) – (Continued)

The Company recorded fees and expense reimbursements as shown in the table below for services provided by CMFT Management or its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Management fees	$12,202	$12,816	$37,506	$38,254
Expense reimbursements to related parties	$3,864	$3,349	$10,583	$10,598
Due to Affiliates
Of the amounts shown above, $14.1 million and $14.8 million had been incurred, but not yet paid, for services provided by CMFT Management or its affiliates in connection with the management and operating activities during the nine months ended September 30, 2024 and 2023, respectively, and such amounts were recorded as liabilities of the Company as of such dates.
Development Management Agreements
On January 7, 2021, the Company completed foreclosure proceedings to take control of the assets which previously secured its mezzanine loans, including 75 condominium units and 21 rental units across four buildings in New York. Upon foreclosure, and with the approval of the Board’s former valuation, compensation and affiliate transactions committee, CIM NY Management, LLC, an affiliate of the Company’s manager, CMFT Management, entered into a Development Management Agreement with the indirect wholly owned subsidiaries of the Company that own each of the four buildings (the “Building Owners”), wherein CIM NY Management, LLC will act as project manager in overseeing the development and construction of property improvements in accordance with each respective Development Management Agreement (the “Development Services”). In consideration for the Development Services, CIM NY Management, LLC will receive a development management fee from the Building Owners equal to 4% of the aggregate gross project costs expended during the term of the Development Management Agreement, subject to the conditions in each respective Development Management Agreement. During the nine months ended September 30, 2024 and 2023, the Company recorded $563,000 and $311,000, respectively, in development management fees. Additionally, CIM NY Management, LLC is reimbursed by the Building Owners for expenses incurred in connection with the Development Services, including services provided that are incidental to but not part of the Development Services. The Development Management Agreement shall remain in effect until the project completion date, and is terminable by either party with fifteen days prior notice to the other party, with or without cause.
Investments with Affiliates of the Manager
In September 2021, the Company co-invested $68.4 million in preferred units and $138.8 million in a first mortgage loan to a third-party for the purchase of a multi-family, office and retail building in Fort Lauderdale, Florida with CIM Real Assets & Credit Fund, a fund that is advised by affiliates of CMFT Management (“CIM RACR”). The Company redeemed its investment in the preferred units during the year ended December 31, 2022 in exchange for an investment in a first mortgage loan. As of September 30, 2024, $199.9 million of the first mortgage loan was outstanding.
In October 2021, the Company invested in a $130.0 million first mortgage loan, with an initial advance of $119.0 million, to a third-party, the proceeds of which were used to finance the acquisition of a property from a fund that is advised by an affiliate of CMFT Management. As of September 30, 2024, $98.0 million of the first mortgage loan was outstanding.
In November 2021, the Company entered into the Unconsolidated Joint Venture (the “MT-FT JV”) with CMMT Holdings, LLC, a fund that is advised by an affiliate of CMFT Management, for the purposes of investing in the NewPoint JV. As of September 30, 2024, the Company owned approximately 50% of the equity interests of the MT-FT JV and has committed to fund capital to the MT-FT JV up to $212.5 million, of which $152.0 million has been funded, net of $55.8 million returned to the Company that can be called back by NewPoint JV through NP JV Holdings as a capital call on a future date. For more information on the NewPoint JV, see Note 2 — Summary of Significant Accounting Policies and Note 6 — Investment in Unconsolidated Entities.
In December 2021, the Company invested in a $155.0 million first mortgage loan, with an initial advance of $154.0 million, to a third-party, the proceeds of which were used to finance the acquisition of a property from a fund that is advised by an affiliate of CMFT Management. As of September 30, 2024, $154.0 million of the first mortgage loan was outstanding.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited) – (Continued)

In April 2022, the Company invested in a $147.0 million first mortgage loan, with an initial advance of $143.0 million, to a third-party, which was previously funded by a fund that is advised by an affiliate of CMFT Management. As of September 30, 2024, $143.9 million of the first mortgage loan was outstanding.
During the year ended December 31, 2023, the Company and CIM RACR co-invested $105.8 million and $16.4 million, respectively, in nine corporate senior loans to a third-party. As of September 30, 2024, $145.8 million of the corporate senior loans was outstanding. The Sub-Advisor provided investment management services related to these corporate senior loans pursuant to the Sub-Advisory Agreement.
As further described in Note 2 — Summary of Significant Accounting Policies, in August 2024, CMFT Corporate Credit Securities, LLC, an indirect wholly-owned, bankruptcy-remote subsidiary of the Company, entered into a master participation agreement (the “Master Participation Agreement”) with OFSI BSL XIV CLO, Ltd., an exempted company incorporated with limited liability under the laws of the Cayman Islands to sell a portion of the Company’s portfolio of liquid corporate senior loans. The collateral manager for OFSI BSL XIV CLO, Ltd. is OFS CLO Management II, LLC, an affiliate of the Sub-Advisor. During the nine months ended September 30, 2024, the sale of 185 liquid corporate senior loans closed pursuant to the Master Participation Agreement, with an aggregate principal balance of $265.4 million, resulting in net proceeds of $259.7 million after closing costs and a loss of $2.9 million. The liquid corporate senior loans served as the initial positions for the formation of a CLO, in which the Company subsequently invested $27.6 million in a CLO subordinated note.
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
NOTE 14 — STOCKHOLDERS’ EQUITY
Equity-Based Compensation
On August 10, 2018, the Board approved the adoption of the Company’s 2018 Equity Incentive Plan (the “2018 Plan”), under which 400,000 of the Company’s shares of common stock were reserved for issuance. On April 27, 2022, the Board and the compensation committee of the Board approved the Amended and Restated CIM Real Estate Finance Trust, Inc. 2022 Equity Incentive Plan (the “2022 Plan”) and the 2022 Plan was approved by the Company’s stockholders at the Company’s 2022 Annual Meeting of Stockholders held on July 12, 2022. The 2022 Plan superseded and replaced the 2018 Plan. Awards that are granted on or after the effective date of the 2022 Plan are subject to the terms and provisions of the 2022 Plan. The total number of shares of Company common stock reserved and available for issuance under the 2022 Plan at any time during the term of the 2022 Plan is 250,000 shares, which is a reduction from 400,000 shares authorized for issuance under the 2018 Plan, and awards of approximately 110,000 shares of common stock are available for future grant at September 30, 2024. Under the 2022 Plan, the Board or the compensation committee of the Board has the authority to grant certain awards to employees, non-employee directors, and consultants or advisors of the Company, including stock option awards, restricted stock awards or deferred stock awards, which awards will further align such persons’ interests with the interests of the Company’s stockholders. The Board or the compensation committee of the Board also has the authority to determine the terms of any award granted pursuant to the 2022 Plan, including vesting schedules, restrictions and acceleration of any restrictions. The 2022 Plan may be amended or terminated by the Board or the compensation committee of the Board at any time, subject to the right of the Company’s stockholders to approve certain amendments.
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
September 30, 2024 (Unaudited) – (Continued)

Plan is 12,000,000 shares. The Manager Plan will expire on January 9, 2034, unless terminated earlier by the Board or the compensation committee.
As of September 30, 2024, the Company has granted awards of approximately 3.3 million restricted stock units in the aggregate to certain eligible named executive officers of the Company and to CMFT Management pursuant to the Manager Plan. Each restricted stock unit represents a contingent right to receive one share of the Company’s common stock, payable 50% in the Company’s common stock and 50% in the cash value thereof. The restricted stock units vest in three equal annual installments beginning on December 15, 2024 with respect to approximately 2.2 million of the restricted stock units and on June 30, 2025 with respect to approximately 1.1 million of the restricted stock units. As of September 30, 2024, there were approximately 8.7 million shares remaining that may be subject to awards granted under the Manager Plan. Compensation expense related to the restricted stock units is recognized over the vesting period. The Company recorded compensation expense related to restricted stock units of $1.7 million and $4.0 million, respectively, for the three and nine months ended September 30, 2024, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. The Company did not record compensation expense related to restricted stock units for the three and nine months ended September 30, 2023. As of September 30, 2024, there was $16.4 million of total unrecognized compensation expense related to these restricted stock units, which will be recognized ratably over the remaining vesting periods.
As of September 30, 2024, the Company has granted awards of approximately 116,000 restricted shares in the aggregate to the independent members of the Board under the 2018 Plan and approximately 140,000 restricted shares in the aggregate to the independent members of the Board under the 2022 Plan. As of September 30, 2024, the 116,000 restricted shares granted under the 2018 plan had vested based on one year of continuous service. In addition, as of September 30, 2024, 68,000 of the restricted shares granted under the 2022 Plan vested based on one year of continuous service and 36,000 of the restricted shares vested on an accelerated basis in connection with the resignation of Alicia K. Harrison, Calvin E. Hollis, Avraham Shemesh, Roger D. Snell and Emily Vande Krol (each a “Resigning Director” and collectively, the “Resigning Directors”) from the Company’s Board effective as of the close of the meeting of the Board on February 29, 2024. None of the Resigning Directors’ resignations were a result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices and are a result of the Resigning Directors moving to serve on the Board of Trustees of the Company’s subsidiary, CLR. The remaining 36,000 restricted shares issued vested on October 1, 2024 based on one year of continuous service. The fair value of the Company’s share awards is determined using the Company’s per share NAV on the date of grant. Compensation expense related to the restricted shares is recognized over the vesting period. The Company recorded compensation expense of $60,000 and $360,000 for the three and nine months ended September 30, 2024, respectively, and $120,000 and $360,000 for the three and nine months ended September 30, 2023, respectively, related to the restricted shares, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. All compensation expense related to these restricted shares was recognized ratably over the period of service as of September 30, 2024. On October 1, 2024, as part of the annual retainers paid to the independent members of the Board and pursuant to the 2022 Plan, the three independent members of the Board were each granted approximately 13,136 restricted shares, which will vest on October 1, 2025.
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
As of September 30, 2024, the Company’s leases had a weighted-average remaining term of 10.7 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited) – (Continued)

As of September 30, 2024, the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, was as follows (in thousands):

Future Minimum Rental Income
Remainder of 2024	$21,316
2025	86,977
2026	84,041
2027	82,968
2028	79,145
Thereafter	606,740
Total	$961,187
A certain amount of the Company’s rental and other property income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the three and nine months ended September 30, 2024 and 2023, the amount of the contingent rent earned by the Company was not significant.
Rental and other property income during the three and nine months ended September 30, 2024 and 2023 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fixed rental and other property income (1)	$21,522	$23,510	$66,110	$83,902
Variable rental and other property income (2)	1,406	1,563	4,954	5,634
Total rental and other property income	$22,928	$25,073	$71,064	$89,536
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
The Company has one property subject to a non-cancelable operating ground lease with a remaining term of 8.9 years, with a lease liability (in deferred rental income and other liabilities) and a related right-of-use (“ROU”) asset (in prepaid expenses and other assets) of $1.8 million in the condensed consolidated balance sheets. The lease liability and ROU asset were initially measured at the present value of the future minimum lease payments using a discount rate of 4.3%. This reflects the Company’s incremental borrowing rate, which was calculated based on the interest rate the Company would incur to borrow on a fully collateralized basis over a term similar to the lease.
The Company recognized $63,000 and $188,000 of ground lease expense during the three and nine months ended September 30, 2024, respectively, of which $61,000 and $182,000, respectively, was paid in cash during the period it was recognized. As of September 30, 2024, the Company’s scheduled future minimum rental payments related to its operating ground lease is approximately $63,000 for the remainder of 2024, $250,000 annually for 2025 through 2029, and $918,000 thereafter through the maturity date of the lease in August 2033.
NOTE 16 — SEGMENT REPORTING
The Company has two reportable segments: Credit and Real Estate. Corporate/other represents all corporate level and unallocated items and includes the Company’s other asset management activities and expenses.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited) – (Continued)

The following tables present segment reporting for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Real Estate	Credit	Corporate/Other (1)	Company Total
Three Months Ended September 30, 2024
Revenues:
Rental and other property income	$22,829	$—	$99	$22,928
Interest income	—	98,430	—	98,430
Total revenues	22,829	98,430	99	121,358
Expenses:
General and administrative	115	627	5,208	5,950
Interest expense, net	5,814	54,820	—	60,634
Property operating	965	—	1,364	2,329
Real estate tax	658	—	219	877
Expense reimbursements to related parties	—	—	3,864	3,864
Management fees	2,008	10,194	—	12,202
Transaction-related	—	2	—	2
Depreciation and amortization	7,381	—	—	7,381
Real estate impairment	9	—	3,477	3,486
Increase in provision for credit losses	—	24,527	—	24,527
Total expenses	16,950	90,170	14,132	121,252
Other income (expense):
Gain on disposition of real estate and condominium developments, net	—	—	1,210	1,210
Gain on investment in unconsolidated entities	—	4,608	—	4,608
Unrealized gain on equity securities	—	4,486	—	4,486
Other income (expense), net	120	(3,730)	1,465	(2,145)
Loss on extinguishment of debt	—	(950)	—	(950)
Total other income	120	4,414	2,675	7,209
Segment net income (loss)	$5,999	$12,674	$(11,358)	$7,315
Net income allocated to noncontrolling interest	—	3	—	3
Segment net income (loss) attributable to the Company	$5,999	$12,671	$(11,358)	$7,312
Total assets as of September 30, 2024	$1,054,259	$4,091,734	$219,854	$5,365,847
__________________________________
(1)Includes condominium and rental units acquired via foreclosure during the year ended December 31, 2021.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited) – (Continued)

	Real Estate	Credit	Corporate/Other (1)	Company Total
Nine Months Ended September 30, 2024
Revenues:
Rental and other property income	$70,778	$—	$286	$71,064
Interest income	—	306,594	—	306,594
Total revenues	70,778	306,594	286	377,658
Expenses:
General and administrative	360	2,630	15,221	18,211
Interest expense, net	17,436	172,711	—	190,147
Property operating	2,791	—	5,868	8,659
Real estate tax	2,532	—	796	3,328
Expense reimbursements to related parties	—	—	10,583	10,583
Management fees	6,180	31,326	—	37,506
Transaction-related	—	20	48	68
Depreciation and amortization	24,320	—	—	24,320
Real estate impairment	51,478	—	8,940	60,418
Increase in provision for credit losses	—	308,542	—	308,542
Total expenses	105,097	515,229	41,456	661,782
Other income (expense):
Gain on disposition of real estate and condominium developments, net	—	—	4,460	4,460
Gain on investment in unconsolidated entities	—	9,875	—	9,875
Unrealized loss on equity securities	—	(11,156)	—	(11,156)
Other income, net	268	651	3,948	4,867
Loss on extinguishment of debt	—	(950)	—	(950)
Total other income (expense)	268	(1,580)	8,408	7,096
Segment net loss	$(34,051)	$(210,215)	$(32,762)	$(277,028)
Net income allocated to noncontrolling interest	—	3	—	3
Segment net loss attributable to the Company	$(34,051)	$(210,218)	$(32,762)	$(277,031)
Total assets as of September 30, 2024	$1,054,259	$4,091,734	$219,854	$5,365,847
__________________________________
(1)Includes condominium and rental units acquired via foreclosure during the year ended December 31, 2021.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited) – (Continued)

	Real Estate	Credit	Corporate/Other (1)	Company Total
Three Months Ended September 30, 2023
Revenues:
Rental and other property income	$25,008	$—	$65	$25,073
Interest income	—	113,766	—	113,766
Total revenues	25,008	113,766	65	138,839
Expenses:
General and administrative	118	1,036	3,113	4,267
Interest expense, net	5,358	60,271	788	66,417
Property operating	1,515	—	4,650	6,165
Real estate tax	1,245	—	336	1,581
Expense reimbursements to related parties	—	—	3,349	3,349
Management fees	2,580	10,236	—	12,816
Transaction-related	82	—	—	82
Depreciation and amortization	9,193	—	—	9,193
Real estate impairment	6,754	—	156	6,910
Increase in provision for credit losses	—	50,219	—	50,219
Total expenses	26,845	121,762	12,392	160,999
Other income (expense):
Gain on disposition of real estate and condominium developments, net	5,332	—	636	5,968
Gain on investment in unconsolidated entities	—	3,136	—	3,136
Unrealized loss on equity security	—	(2,073)	—	(2,073)
Other (expense) income, net	(385)	2,412	3,145	5,172
Loss on extinguishment of debt	—	—	(1,085)	(1,085)
Total other income	4,947	3,475	2,696	11,118
Segment net income (loss)	$3,110	$(4,521)	$(9,631)	$(11,042)
Total assets as of September 30, 2023	$1,189,447	$5,007,190	$491,405	$6,688,042
__________________________________
(1)Includes condominium and rental units acquired via foreclosure during the year ended December 31, 2021.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited) – (Continued)

	Real Estate	Credit	Corporate/Other (1)	Company Total
Nine Months Ended September 30, 2023
Revenues:
Rental and other property income	$89,311	$—	$225	$89,536
Interest income	—	336,887	—	336,887
Total revenues	89,311	336,887	225	426,423
Expenses:
General and administrative	540	2,594	9,352	12,486
Interest expense, net	16,674	170,337	5,188	192,199
Property operating	4,400	—	7,348	11,748
Real estate tax	2,560	—	1,069	3,629
Expense reimbursements to related parties	—	—	10,598	10,598
Management fees	8,471	29,783	—	38,254
Transaction-related	107	—	51	158
Depreciation and amortization	33,622	—	—	33,622
Real estate impairment	11,568	—	156	11,724
Increase in provision for credit losses	—	101,309	—	101,309
Total expenses	77,942	304,023	33,762	415,727
Other income (expense):
Gain on disposition of real estate and condominium developments, net	49,177	—	2,977	52,154
Gain on investment in unconsolidated entities	—	8,172	—	8,172
Unrealized gain on equity securities	—	3,281	—	3,281
Other (expense) income, net	(4,577)	5,420	5,503	6,346
Loss on extinguishment of debt	(1,192)	—	(4,432)	(5,624)
Total other income	43,408	16,873	4,048	64,329
Segment net income (loss)	54,777	49,737	(29,489)	75,025
Net income allocated to noncontrolling interest	8	—	—	8
Segment net income (loss) attributable to the Company	$54,769	$49,737	$(29,489)	$75,017
Total assets as of September 30, 2023	$1,189,447	$5,007,190	$491,405	$6,688,042
__________________________________
(1)Includes condominium and rental units acquired via foreclosure during the year ended December 31, 2021.
NOTE 17 — SUBSEQUENT EVENTS
Redemption of Shares of Common Stock
Subsequent to September 30, 2024, the Company redeemed approximately 1.8 million shares for $10.7 million (at an average redemption price of $6.09 per share). The remaining redemption requests received during the three months ended September 30, 2024 totaling approximately 39.1 million shares went unfulfilled.
Investment and Disposition Activity
Subsequent to September 30, 2024, the Company’s investment and disposition activity included the following:
•Disposed of two properties for an aggregate gross sales price of $16.0 million, resulting in net proceeds of $15.2 million after closing costs and a gain of approximately $1.9 million.
•Settled $24.1 million on the sale of two CMBS.
•Settled $8.2 million of liquid corporate senior loan sales, $7.1 million of which were traded as of September 30, 2024.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024 (Unaudited) – (Continued)

•Originated one first mortgage loan with a principal balance of $32.5 million, funded an aggregate amount of $10.9 million to eight of the Company’s first mortgage loans, and received $6.0 million of principal repayments on four of the Company’s first mortgage loans.
Financing Activity
•Financed a first mortgage loan for $23.3 million under the repurchase facility with Citibank.
•Repaid $26.4 million of borrowings under the repurchase facilities with Citibank, Barclays, Deutsche Bank, and J.P. Morgan.

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
As of September 30, 2024, our loan portfolio consisted of 71 loans with a net book value of $3.5 billion, and 22 investments in real estate-related securities and other of $389.6 million. The Company conducts and expects to continue to conduct its commercial real estate lending business through CLR, a Maryland statutory trust and subsidiary of the Company which we expect to be taxed as a REIT for U.S. federal income tax purposes. As of September 30, 2024, CLR holds a diversified portfolio of approximately $1.4 billion of the Company’s senior secured mortgage loans and commercial mortgage-backed securities.

As of September 30, 2024, we owned 191 properties, which consisted of 180 retail properties, seven office properties, and four industrial properties, representing 16 industry sectors and comprising approximately 6.0 million rentable square feet of commercial space located in 36 states, with a net book value of $1.0 billion. As of September 30, 2024, we owned condominium developments with a net book value of $61.4 million.
During the nine months ended September 30, 2024, we disposed of three properties encompassing approximately 260,000 gross rentable square feet, as further discussed in Note 4 — Real Estate Assets to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Our operating results and cash flows are primarily influenced by interest income from our credit investments, rental and other property income from our commercial properties, interest expense on our indebtedness and credit investments and related expenses. In general, our business model is such that rising interest rates will correlate to increases in our net income, while declining interest rates will correlate to decreases in our net income. As of September 30, 2024, 99.1% of our CMBS and loans held-for-investment by net book value earned a floating rate of interest, indexed to SOFR, and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. CMFT Management reviews our investment portfolio and is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary. In addition, as 100.0% of our rentable square feet was under lease, including any month-to-month agreements, as of September 30, 2024, with a weighted average remaining lease term of 10.7 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our manager regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, any available credit rating agency reports on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If our manager identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
Macroeconomic Environment
The nine months ended September 30, 2024 have been characterized by a mix of positive and challenging developments leading to continued volatility in global markets. Investor concerns over inflation, higher interest rates, slowing economic growth, political and regulatory uncertainty and geopolitical conditions have persisted.
Continued inflation caused the Federal Reserve to raise interest rates in 2022 and 2023. Although the majority of our business model is such that elevated interest rates will, all else being equal, correlate to increases in our net income, increases in interest rates may adversely affect our existing borrowers, tenants and owned property values. The Federal Reserve has begun to, and has indicated that it may continue to, decrease interest rates in 2024. In a period of declining interest rates, our interest income on floating-rate investments may generally decrease, subject to the impact of interest rate floors in our investment portfolio.
For a complete discussion of risk factors related to the economy that could impact our lending and our business, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Operating Highlights and Key Performance Indicators
Activity from January 1, 2024 through September 30, 2024
Operating Results:
•Declared aggregate distributions of $0.34 per share.
Credit Portfolio Activity:
•Originated a $44.6 million first mortgage loan.
•Funded $57.7 million in existing first mortgage loans.
•Invested $65.1 million in liquid corporate senior loans and sold liquid corporate senior loans for an aggregate gross sales price of $447.0 million, including $265.4 million as part of the Master Participation Agreement.
•Invested $49.0 million in corporate senior loans.
•Received principal repayments on loans held-for-investment of $310.4 million.
•Received repayments on CMBS of $98.7 million.
•Invested $27.6 million in a CLO subordinated note.
•Funded an additional $28.2 million in NP JV Holdings.
Real Estate Portfolio Activity:
•Acquired two properties for an aggregate purchase price of $44.1 million.
•Disposed of three properties for an aggregate sales price of $60.8 million.
•Disposed of 11 condominium units for an aggregate sales price of $37.4 million.
Financing Activity:
•Decreased total debt by $664.8 million.

Portfolio Information
The following table shows the net book value of our portfolio by investment type as of September 30, 2024 and 2023 (dollar amounts in thousands):

	As of September 30,
	2024			2023
	Asset Count	Net Book Value		Asset Count	Net Book Value
Loan Held-For-Investment
First mortgage loans	33	$3,561,475	72.2%	31	$3,389,950	56.6%
Liquid corporate senior loans	18	52,100	1.1%	298	664,744	11.1%
Corporate senior loans	20	233,917	4.7%	17	162,952	2.7%
Less: Current expected credit losses		(379,131)	(7.7)%		(110,710)	(1.8)%
Total loans held-for-investment and related receivables, net	71	3,468,361	70.3%	346	4,106,936	68.6%
Real Estate-Related Securities and Other
CMBS	17	411,896	8.3%	24	623,362	10.4%
CLO subordinated note	1	28,061	0.6%	—	—	—%
Equity securities	4	36,902	0.7%	1	41,530	0.7%
Less: Current expected credit losses		(87,232)	(1.8)%		(25,748)	(0.4)%
Total real estate-related securities and other, net	22	389,627	7.8%	25	639,144	10.7%
Real Estate
Total real estate assets and intangible lease liabilities, net	191	1,079,461	21.9%	194	1,242,354	20.7%
Total Investment Portfolio (1)	284	$4,937,449	100.0%	565	$5,988,434	100.0%
____________________________________
(1)Table does not include our investment in the Unconsolidated Joint Venture (as defined in Note 2 — Summary of Significant Accounting Policies — Investment in Unconsolidated Entities to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q), which had a carrying value of $154.6 million as of September 30, 2024.
Credit Portfolio Information
The following table details overall statistics for our credit portfolio as of September 30, 2024 (dollar amounts in thousands):

	CRE Loans (1)(2)	Liquid Corporate Senior Loans	Real Estate-Related Securities and Other (2)	Corporate Senior Loans
Number of investments (3)	33	18	22	20
Principal balance	$3,578,512	$53,516	$614,240	$238,235
Net book value	$3,187,490	$51,083	$389,627	$229,788
Unfunded loan commitments	$232,558	$—	$—	$33,366
Weighted-average interest rate (4)	8.3%	10.2%	7.7%	11.1%
Weighted-average maximum years to maturity	2.5	3.9	4.7	3.5
____________________________________
(1)As of September 30, 2024, 94.4% of our loans by principal balance earned a floating rate of interest, primarily indexed to SOFR.
(2)Maximum maturity date assumes all extension options are exercised by the borrower and assumes all relevant conditions are met for such extensions; however, our loans and CMBS may be repaid prior to such date.

(3)Table does not include our investment in the Unconsolidated Joint Venture (as defined in Note 2 — Summary of Significant Accounting Policies — Investment in Unconsolidated Entities to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q), which had a carrying value of $154.6 million as of September 30, 2024.
(4)The weighted-average interest rate for variable rate investments is based on the relevant floating benchmark plus a spread.
Real Estate Portfolio Information
As of September 30, 2024, we owned 191 properties located in 36 states, the gross rentable square feet of which was 100.0% leased, including any month-to-month agreements, with a weighted average lease term remaining of 10.7 years. As of September 30, 2024, we had certain tenant, geographic and industry concentrations in our property holdings. As of September 30, 2024, one of the Company’s tenants, CVS, accounted for 10% of our 2024 annualized rental income across 33 properties. As of September 30, 2024, we had properties located in Ohio, which accounted for 16% of our 2024 annualized rental income. In addition, we had tenants in the health and personal care stores, manufacturing, and sporting goods, hobby, and musical instrument retailers industries, which accounted for 14%, 12%, and 11%, respectively, of our 2024 annualized rental income. During the nine months ended September 30, 2024, we disposed of three properties for an aggregate gross sales price of $60.8 million as well as 11 condominium units for a gross sales price of $37.4 million.
The following table shows the property statistics of our real estate assets as of September 30, 2024 and 2023:

	As of September 30,
	2024	2023
Number of commercial properties	191	194
Rentable square feet (in thousands) (1)	5,992	6,239
Percentage of rentable square feet leased	100.0%	99.8%
Percentage of investment-grade tenants (2)	29.9%	33.4%
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
The following table summarizes our real estate acquisition activity during the three and nine months ended September 30, 2024. No properties were acquired during the three and nine months ended September 30, 2023.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024
Commercial properties acquired	2	2
Purchase price of acquired properties (in thousands)	$44,148	$44,148
Rentable square feet (in thousands)	105	105
Results of Operations
Overview
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate in general, such as inflation and high interest rates, that may reasonably be expected to have a material impact on our results from the acquisition, management and operation of properties and credit investments other than those listed in the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023 and this Quarterly Report on Form 10-Q.
Our operating segments include Credit and Real Estate. Refer to Note 16 — Segment Reporting to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion of our operating segments.
The following table compares our summarized results of operations for the three and nine months ended September 30, 2024 and 2023 by operating segment (amounts in thousands):

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2024	September 30, 2023	Change	September 30, 2024	September 30, 2023	Change
Revenues:
Credit Segment	$98,430	$113,766	$(15,336)	$306,594	$336,887	$(30,293)
Real Estate Segment	22,829	25,008	(2,179)	70,778	89,311	(18,533)
Corporate	99	65	34	286	225	61
	121,358	138,839	(17,481)	377,658	426,423	(48,765)
Expenses:
Credit Segment	90,170	121,762	(31,592)	515,229	304,023	211,206
Real Estate Segment	16,950	26,845	(9,895)	105,097	77,942	27,155
Corporate	14,132	12,392	1,740	41,456	33,762	7,694
	121,252	160,999	(39,747)	661,782	415,727	246,055
Other income (expense):
Credit Segment	4,414	3,475	939	(1,580)	16,873	(18,453)
Real Estate Segment	120	4,947	(4,827)	268	43,408	(43,140)
Corporate	2,675	2,696	(21)	8,408	4,048	4,360
	7,209	11,118	(3,909)	7,096	64,329	(57,233)
Net income (loss)	7,315	(11,042)	18,357	(277,028)	75,025	(352,053)
Net income allocated to non-controlling interest	3	—	3	3	8	(5)
Net income (loss) attributable to the Company	$7,312	$(11,042)	$18,354	$(277,031)	$75,017	$(352,048)
Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023
Credit Segment
Revenues
Our Credit segment revenues decreased $15.3 million for the three months ended September 30, 2024, as compared to the same period in 2023. The decrease was primarily due to the suspension of interest income on three of our risk-rated 5 first mortgage loans with a carrying value of $372.2 million that were placed on nonaccrual status and were past due on their interest payments as of September 30, 2024, as well as a decrease in the overall size of our investment portfolio during the three months ended September 30, 2024 as compared to the same period in 2023. As of September 30, 2024, we held credit investments with an outstanding principal balance of $4.5 billion compared to credit investments with an outstanding principal balance of $5.0 billion as of September 30, 2023.
Expenses
Expenses for our Credit segment consist primarily of interest expense, management fees, increases (decreases) to our provision for credit losses, and general and administrative expenses. The decrease in our Credit segment expenses of $31.6 million for the three months ended September 30, 2024, as compared to the same period in 2023, was primarily due to a $25.7 million decrease in the provision for credit losses during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, primarily driven by a net decrease in the asset-specific credit loss provision of $20.9 million on funded and unfunded commitments recognized during the three months ended September 30, 2024. The decrease was further driven by a $5.5 million decrease in interest expense primarily due to decreased outstanding borrowings used to fund credit investments, as well as a decrease in average index rates during the three months ended September 30, 2024 as compared to the same period in 2023.
Other Income
Other income for our Credit segment consists of gain on investment in unconsolidated entities, unrealized gain (loss) on equity securities, loss on debt extinguishment, along with dividend income from our equity securities. The increase in our Credit segment other income of $939,000 during the three months ended September 30, 2024, as compared to the same period in 2023, was primarily due to a $4.5 million unrealized gain on equity securities during the three months ended September 30, 2024, as compared to a $2.1 million unrealized loss on equity securities for the same period in 2023. The increase was further driven by a $1.5 million increase in gain on investment in unconsolidated entities during the three months ended September 30, 2024, as compared to the same period in 2023. The increase was partially offset by the recognition of $3.7 million of other expense, net during the three months ended September 30, 2024 as compared to $2.4 million of other income, net during the three months ended September 30, 2023, primarily related to the recognition of a $7.0 million loss on sale of liquid corporate senior loans during the three months ended September 30, 2024, as compared to a $402,000 gain on sale of liquid corporate senior loans during the same period in 2023, partially offset by a $1.4 million increase in interest income generated by short-term liquid investments in cash and cash equivalents on the condensed consolidated balance sheets, during the three months ended September 30, 2024 as compared to the same period in 2023.
Real Estate Segment
Revenues
The decrease in our Real Estate segment revenues of $2.2 million for the three months ended September 30, 2024, as compared to the same period in 2023, was primarily due to the disposition of five properties subsequent to September 30, 2023. Refer to “Same Store Analysis” below for a further discussion of net operating income at our “same store properties”.
Expenses
The decrease in our Real Estate segment expenses of $9.9 million for the three months ended September 30, 2024, as compared to the same period in 2023, was primarily due to a decrease in impairment charges of $6.7 million for the three months ended September 30, 2024, as compared to the same period in 2023, as there were $9,000 of impairment charges related to the disposition of a property during the three months ended September 30, 2024, compared to four properties that were deemed to be impaired during the three months ended September 30, 2023, due to sales prices or revised cash flow estimates that were less than their respective carrying values, resulting in impairment charges of $6.8 million. The decrease was further driven by the disposition of five properties subsequent to September 30, 2023. Refer to “Same Store Analysis” below for a further discussion of net operating income at our “same store properties”.
Other Income
Other income for our Real Estate segment primarily consists of gain on disposition of real estate and condominium developments, net, and other income. The decrease in our Real Estate segment other income of $4.8 million for the three months ended September 30, 2024, as compared to the same period in 2023, was primarily due to the disposition of one property resulting in no gain or loss during the three months ended September 30, 2024, compared to the disposition of one property resulting in a net gain of $5.3 million during the three months ended September 30, 2023. The decrease was partially offset due to $428,000 of unrealized loss on interest rate caps included in other income on the condensed consolidated statements of operations for the three months ended September 30, 2023.
Corporate and Other
Revenues
Our corporate revenues, which consist primarily of rental income from our condominium and rental units acquired via foreclosure, did not meaningfully change during the three months ended September 30, 2024 as compared to the same period in 2023.
Expenses
Our corporate expenses consist primarily of general and administrative expenses, expense reimbursements to related parties, interest expense, net related to our credit facilities, and property operating expenses related to our condominium and rental units acquired via foreclosure. The increase in corporate expenses of $1.7 million during the three months ended September 30, 2024 as compared to the same period in 2023, was partially due to an increase of $3.3 million in impairment charges related to condominium units during the during the three months ended September 30, 2024 as compared to the same period in 2023. The increase was further driven by an increase of $2.1 million in general and administrative expenses during the three months ended September 30, 2024 as compared to the same period in 2023, primarily in connection with restricted stock unit related expenses recorded during the three months ended September 30, 2024. The increase was partially offset by a decrease in property operating expenses of $3.3 million, primarily driven by decreased condominium-related legal expenses during the three months ended September 30, 2024 as compared to the same period in 2023. The increase was further offset by a decrease in interest expense, net of $788,000 during the three months ended September 30, 2024 as compared to the same period in 2023, driven by the paydown and termination of the variable rate debt assumed by the Company upon completing the January 2021 foreclosure of assets which previously secured the Company's mezzanine loans (the “Assumed Variable Rate Debt”) during the three months ended September 30, 2023.

Other Income
The decrease in corporate other income of $21,000 during the three months ended September 30, 2024, as compared to the same period in 2023, was primarily due to a decrease in other income, net of $1.7 million primarily due to a decrease in interest income generated by decreased short-term liquid investments included in cash and cash equivalents on the condensed consolidated balance sheets during the three months ended September 30, 2024, as compared to the same period in 2023. The decrease was partially offset by $1.1 million in loss on extinguishment of debt recognized during the three months ended September 30, 2023, driven by the paydown and termination of the Assumed Variable Rate Debt during the three months ended September 30, 2023. The decrease was further offset by the disposition of three condominium units resulting in a net gain of $1.2 million during the three months ended September 30, 2024, compared to the disposition of four condominium units for a gain of $636,000 for the three months ended September 30, 2023.
Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023
Credit Segment
Revenues
Our Credit segment revenues decreased $30.3 million for the nine months ended September 30, 2024, as compared to the same period in 2023. The decrease was primarily due to the suspension of interest income on three of our risk-rated 5 first mortgage loans with a carrying value of $372.2 million that were placed on nonaccrual status and were past due on their interest payments as of September 30, 2024, as well as a decrease in the overall size of our investment portfolio during the nine months ended September 30, 2024 as compared to the same period in 2023. As of September 30, 2024, we held credit investments with an outstanding principal balance of $4.5 billion compared to credit investments with an outstanding principal balance of $5.0 billion as of September 30, 2023.
Expenses
Expenses for our Credit segment consist primarily of interest expense, management fees, increases (decreases) to our provision for credit losses, and general and administrative expenses. The increase in our Credit segment expenses of $211.2 million for the nine months ended September 30, 2024, as compared to the same period in 2023, was primarily due to a $207.2 million increase in the provision for credit losses during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, primarily due to the asset-specific credit loss provision of $253.5 million on funded and unfunded commitments recognized on eight of the Company’s first mortgage loan investments during the nine months ended September 30, 2024, as a result of the increased risk of potential principal loss and as collateral performance was deemed to be worse than underwriting.
Other (Expense) Income
Other (expense) income for our Credit segment consists of gain on investment in unconsolidated entities, unrealized gain (loss) on equity securities, and loss on extinguishment of debt, along with dividend income from our equity securities. The decrease in our Credit segment other (expense) income of $18.5 million during the nine months ended September 30, 2024, as compared to the same period in 2023, was primarily due to recognizing an $11.2 million unrealized loss on equity securities during the nine months ended September 30, 2024, as compared to a $3.3 million unrealized gain on equity securities for the same period in 2023. The change was further driven by a $4.8 million decrease in other income, net during the nine months ended September 30, 2024, as compared to the same period in 2023, which primarily related to an $8.2 million increase in loss on sale of liquid corporate senior loans during the nine months ended September 30, 2024, as compared to the same period in 2023, partially offset by a $3.7 million increase in interest income generated by by short-term liquid investments in cash and cash equivalents on the condensed consolidated balance sheets.
Real Estate Segment
Revenues
The decrease in our Real Estate segment revenues of $18.5 million for the nine months ended September 30, 2024, as compared to the same period in 2023, was primarily due to the disposition of 186 properties during the nine months ended September 30, 2023. Refer to “Same Store Analysis” below for a further discussion of net operating income at our “same store properties”.

Expenses
The increase in our Real Estate segment expenses of $27.2 million for the nine months ended September 30, 2024, as compared to the same period in 2023, was primarily due to the increase in impairment charges of $39.9 million, as there were seven properties deemed to be impaired during the nine months ended September 30, 2024, due to sales prices or revised cash flow estimates that were less than their respective carrying values, resulting in impairment charges of $51.5 million, compared to five properties that were deemed to be impaired during the nine months ended September 30, 2023, due to sales prices or revised cash flow estimates that were less than their respective carrying values, resulting in impairment charges of $11.6 million. The increase was partially offset by the disposition of five properties subsequent to September 30, 2023. Refer to “Same Store Analysis” below for a further discussion of net operating income at our “same store properties”.
Other Income
Other income for our Real Estate segment primarily consists of gain on disposition of real estate and condominium developments, net, loss on extinguishment of debt and other (expense) income, net. The decrease in our Real Estate segment other income of $43.1 million for the nine months ended September 30, 2024, as compared to the same period in 2023, was primarily due to the disposition of three properties resulting in no gain or loss during the nine months ended September 30, 2024, compared to the disposition of 186 properties resulting in a net gain of $49.2 million during the nine months ended September 30, 2023. The decrease was partially offset by $4.6 million of unrealized loss on interest rate caps included in other (expense) income, net on the condensed consolidated statements of operations for the nine months ended September 30, 2023.
Corporate and Other
Revenues
Our corporate revenues, which consist primarily of rental income from our condominium and rental units acquired via foreclosure, did not meaningfully change during the nine months ended September 30, 2024, as compared to the same period in 2023.
Expenses
Our corporate expenses consist primarily of general and administrative expenses, expense reimbursements to related parties, interest expense, net related to our credit facilities, and property operating expenses related to our condominium and rental units acquired via foreclosure. The increase in corporate expenses of $7.7 million during the nine months ended September 30, 2024 as compared to the same period in 2023, was primarily due to an $8.8 million increase in impairment charges related to condominium units during the nine months ended September 30, 2024, as compared to the same period in 2023, as well as an increase in general and administrative expenses of $5.9 million, primarily in connection with restricted stock unit expenses recorded during the nine months ended September 30, 2024. The increase was partially offset by a $5.2 million decrease in interest expense, net driven by the pay down and termination of the credit agreement with JPMorgan Chase Bank, N.A. and PNC Bank, N.A. (the “CMFT Credit Facility”) and the paydown and termination of the Assumed Variable Rate Debt during the nine months ended September 30, 2023. The increase was further offset by a $1.5 million decrease in property operating expenses, primarily driven by decreased litigation expenses during the nine months ended September 30, 2024, as compared to the same period in 2023.
Other Income
The increase in corporate other income of $4.4 million during the nine months ended September 30, 2024 as compared to the same period in 2023, was primarily due to $4.4 million in loss on extinguishment of debt recognized during the nine months ended September 30, 2023 driven by the paydown and termination of the CMFT Credit Facility and the Assumed Variable Rate Debt during the nine months ended September 30, 2023. The increase was further driven by the disposition of 11 condominium units resulting in a net gain of $4.5 million during the nine months ended September 30, 2024, compared to the disposition of 14 condominium units resulting in a net gain of $3.0 million during the nine months ended September 30, 2023. The increase was partially offset by a decrease in other income, net of $1.6 million primarily due to a decrease in interest income generated by decreased short-term liquid investments included in cash and cash equivalents on the condensed consolidated balance sheets during the nine months ended September 30, 2024, as compared to the same period in 2023.
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
Comparison of the Three Months Ended September 30, 2024 and 2023
The following table reconciles our Real Estate segment net income, calculated in accordance with GAAP, to net operating income (in thousands):

	For the Three Months Ended September 30,
	2024	2023	Change
Net income	$5,999	$3,110	$2,889
Other (expense) income, net	(120)	385	(505)
Gain on disposition of real estate and condominium developments, net	—	(5,332)	5,332
Real estate impairment	9	6,754	(6,745)
Depreciation and amortization	7,381	9,193	(1,812)
Transaction-related expenses	—	82	(82)
Management fees	2,008	2,580	(572)
General and administrative expenses	115	118	(3)
Interest expense, net	5,814	5,358	456
Net operating income	$21,206	$22,248	$(1,042)
A total of 189 properties were acquired before July 1, 2023 and represent our “same store” properties during the three months ended September 30, 2024 and 2023. “Non-same store” properties, for purposes of the table below, includes properties acquired or disposed of on or after July 1, 2023.
The following table details the components of our Real Estate segment net operating income broken out between same store and non-same store properties (in thousands):

	Total			Same Store			Non-Same Store
	For the Three Months Ended September 30,			For the Three Months Ended September 30,			For the Three Months Ended September 30,
	2024	2023	Change	2024	2023	Change	2024	2023	Change
Rental and other property income	$22,829	$25,008	$(2,179)	$22,586	$22,589	$(3)	$243	$2,419	$(2,176)

Property operating expenses	965	1,515	(550)	770	906	(136)	195	609	(414)
Real estate tax expenses	658	1,245	(587)	704	803	(99)	(46)	442	(488)
Total property operating expenses	1,623	2,760	(1,137)	1,474	1,709	(235)	149	1,051	(902)

Net operating income	$21,206	$22,248	$(1,042)	$21,112	$20,880	$232	$94	$1,368	$(1,274)
Net Operating Income
Same store property net operating income remained relatively consistent during the three months ended September 30, 2024, as compared to the same period in 2023.

Non-same store property net operating income decreased $1.3 million during the three months ended September 30, 2024, as compared to the same period in 2023. The decrease was primarily due to the disposition of five properties subsequent to September 30, 2023.
Comparison of the Nine Months Ended September 30, 2024 and 2023
The following table reconciles our Real Estate segment net income, calculated in accordance with GAAP, to net operating income (in thousands):

	For the Nine Months Ended September 30,
	2024	2023	Change
Net (loss) income	$(34,051)	$54,777	$(88,828)
Loss on extinguishment of debt	—	1,192	(1,192)
Other (expense) income, net	(268)	4,577	(4,845)
Gain on disposition of real estate and condominium developments, net	—	(49,177)	49,177
Real estate impairment	51,478	11,568	39,910
Depreciation and amortization	24,320	33,622	(9,302)
Transaction-related expenses	—	107	(107)
Management fees	6,180	8,471	(2,291)
General and administrative expenses	360	540	(180)
Interest expense, net	17,436	16,674	762
Net operating income	$65,455	$82,351	$(16,896)
A total of 189 properties were acquired before January 1, 2023 and represent our “same store” properties during the nine months ended September 30, 2024 and 2023. “Non-same store” properties, for purposes of the table below, includes properties acquired or disposed of on or after January 1, 2023.
The following table details the components of our Real Estate segment net operating income broken out between same store and non-same store properties (in thousands):

	Total			Same Store			Non-Same Store
	For the Nine Months Ended September 30,			For the Nine Months Ended September 30,			For the Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change	2024	2023	Change
Rental and other property income	$70,778	$89,311	$(18,533)	$68,514	$67,955	$559	$2,264	$21,356	$(19,092)

Property operating expenses	2,791	4,400	(1,609)	2,460	2,382	78	331	2,018	(1,687)
Real estate tax expenses	2,532	2,560	(28)	2,429	2,444	(15)	103	116	(13)
Total property operating expenses	5,323	6,960	(1,637)	4,889	4,826	63	434	2,134	(1,700)

Net operating income	$65,455	$82,351	$(16,896)	$63,625	$63,129	$496	$1,830	$19,222	$(17,392)
Net Operating Income
Same store property net operating income remained relatively consistent during the nine months ended September 30, 2024, as compared to the same period in 2023.
Non-same store property net operating income decreased $17.4 million during the nine months ended September 30, 2024, as compared to the same period in 2023. The decrease was primarily due to the disposition of 186 properties during the nine months ended September 30, 2023.

Distributions
Our Board authorizes distributions on a quarterly basis, which are paid out on a monthly basis.
Our Board authorized the following monthly distribution amounts per share, payable to stockholders as of the record date for the applicable month, during the year ended December 31, 2023 and the nine months ended September 30, 2024 for the periods indicated below:

Period Commencing	Period Ending	Monthly Distribution Amount
January 2023	September 2023	$0.0350
October 2023	December 2023	$0.0367
January 2024	December 2024	$0.0375
January 2025	March 2025	$0.0283
As of September 30, 2024, we had distributions payable of $16.7 million.
The following table presents distributions and source of distributions for the periods indicated below (dollar amounts in thousands):

	Nine Months Ended September 30,
	2024		2023
	Amount	Percent	Amount	Percent
Distributions paid in cash	$114,988	78%	$105,179	77%
Distributions reinvested	32,214	22%	32,117	23%
Total distributions	$147,202	100%	$137,296	100%
Source of distributions:
Net cash provided by operating activities (1) (2)	$147,202	100%	$137,296	100%
Total sources	$147,202	100%	$137,296	100%
____________________________________
(1)Net cash provided by operating activities for the nine months ended September 30, 2024 and 2023 was $130.7 million and $170.5 million, respectively.
(2)Our distributions covered by cash flows for the nine months ended September 30, 2024 include cash flows from operating activities in excess of distributions from prior periods of $16.5 million. We have paid, and may continue to pay, some of our distributions from sources other than cash flows from operations, including proceeds from asset sales, proceeds from loan repayments, and borrowings. Distributions at any point in time may not reflect the current performance of our assets or our current operating cash flows.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares of common stock back to us, subject to certain conditions and limitations. We will limit the number of shares redeemed pursuant to our share redemption program as follows: (1) we will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid; and (2) funding for the redemption of shares will be limited, among other things, to the net proceeds we receive from the sale of shares under our DRIP, net of shares redeemed to date. In an effort to accommodate redemption requests throughout the calendar year, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the Secondary DRIP Offering. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We will determine whether we have sufficient funds and/or shares available as soon as practicable after the end of each fiscal quarter, but in any event prior to the applicable payment date. If we cannot purchase all shares presented for redemption in any fiscal quarter, based upon insufficient cash available from the sale of shares under our DRIP and/or the limit on the number of shares we may redeem during any quarter or year, we will give priority to the redemption of deceased stockholders’ shares and stockholders with exigent circumstances, as determined in our sole discretion and accompanied by such evidentiary documentation as we may request. While the shares of deceased stockholders and stockholders determined to have exigent circumstances will be included in calculating the maximum number of shares that may be redeemed in any annual or quarterly period, they will not be subject to the annual or quarterly percentage caps; therefore, if the volume of requests to redeem deceased stockholders’ shares and stockholders determined to have exigent circumstances in a particular quarter were large enough to cause the annual or quarterly percentage caps to be exceeded, even if no other redemption requests were processed, the redemptions of deceased stockholders’ shares and stockholders determined to have exigent circumstances would be completed in full, assuming sufficient proceeds from the sale of shares under our DRIP, net of shares redeemed to date, were available. If sufficient proceeds from the sale of shares under our DRIP, net of shares redeemed to date, were not available to pay all such redemptions in full, the requests to redeem deceased stockholders’ shares and shareholders determined to have exigent circumstances would be honored on a pro rata basis. We next will give priority to requests for full redemption of accounts with a balance of 250 shares or less at the time we receive the request, in order to reduce the expense of maintaining small accounts. Thereafter, we will honor the remaining redemption requests on a pro rata basis. Following such quarterly redemption period, if a stockholder would like to resubmit the unsatisfied portion of the prior request for redemption, such stockholder must submit a new request for redemption of such shares prior to the last day of the new quarter. Unfulfilled requests for redemption will not be carried over automatically to subsequent redemption periods. In addition, our management reserves the right, in its sole discretion at any time, and from time to time, to reject any request for redemption for any reason. Our Board may choose to amend the terms of, suspend or terminate our share redemption program at any time in its sole discretion if it believes that such action is in the best interest of us and our stockholders. Any material modifications or suspension of the share redemption program will be disclosed to our stockholders as promptly as practicable in our reports filed with the SEC and via our website. During the nine months ended September 30, 2024, we received valid redemption requests under our share redemption program totaling approximately 109.9 million shares, of which we redeemed approximately 3.7 million shares as of September 30, 2024 for $22.4 million (at an average redemption price of $6.09 per share) and approximately 1.8 million shares subsequent to September 30, 2024 for $10.7 million (at an average redemption price of $6.09 per share). The remaining redemption requests relating to 104.4 million shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of the share redemption program then in effect. The share redemptions were funded with proceeds from the Secondary DRIP Offering.
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
Sources of Liquidity
Our primary sources of liquidity include cash and cash equivalents and available borrowings under our debt facilities, which are set forth in the following table (in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$193,844	$247,500
Unused borrowing capacity (1)	123,374	100,138
	$317,218	$347,638
____________________________________
(1)Reflects the total borrowing capacity approved by the lenders related to the assets pledged as collateral, less the drawn amount.
See Note 10 — Repurchase Facilities, Notes Payable and Credit Facilities to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional details regarding our repurchase facilities, notes payable and credit facilities. The following table details our outstanding financing arrangements and borrowing capacity as of September 30, 2024 (in thousands):

	Portfolio Financing Outstanding Principal Balance	Maximum Capacity (1)
Notes payable – variable rate debt	$610,094	$610,094
ABS mortgage notes	758,520	758,520
Credit facilities	95,000	282,000
Repurchase facilities	1,810,749	3,077,446	(2)
Total portfolio financing	$3,274,363	$4,728,060
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

Quarter Ended	Quarter-End Balance	Weighted-Average Balance During Quarter	Variance
December 31, 2023	$2,067,264	$2,212,706	$(145,442)	(1)
March 31, 2024	$2,028,944	$2,065,339	$(36,395)
June 30, 2024	$1,929,204	$1,975,822	$(46,618)
September 30, 2024	$1,810,749	$1,888,858	$(78,109)
____________________________________
(1)Variance driven by late quarter timing of CMBS sales and debt pay downs primarily in connection with the amended and restated Master Repurchase Agreement with Barclays (as described in further detail in Note 10 — Repurchase Facilities, Notes Payable and Credit Facilities).
Capital Resources
Our principal demands for funds will be for the acquisition or origination of credit investments and real estate, and the payment of tenant improvements, acquisition-related expenses, operating expenses, distributions, redemptions and interest and principal on current and any future debt financings, including principal repayments of $1.4 billion within the next 12 months, $127.4 million of which has a rolling term that resets monthly, as further discussed in Note 10 — Repurchase Facilities, Notes Payable and Credit Facilities to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
As of September 30, 2024, we had unfunded commitments of $265.9 million related to 35 loans and unfunded commitments of $60.5 million related to the NewPoint JV. Loan funding commitments are generally subject to certain conditions and the satisfaction of borrower milestones. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. We expect to fund our loan commitments over the remaining term of the related loans, which have a weighted-average future funding period of 3.2 years.
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

Contractual Obligations
As of September 30, 2024, we had debt outstanding with a carrying value of $3.3 billion and a weighted average interest rate of 6.0%. See Note 10 — Repurchase Facilities, Notes Payable and Credit Facilities to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.
Our contractual obligations as of September 30, 2024 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Unfunded loan commitments (2)	$265,925	$1,880	$165,075	$90,034	$8,936
Principal payments — variable rate debt	610,094	190,925	176,135	243,034	—
Principal payments — ABS mortgage notes	758,520	—	—	303,408	455,112
Principal payments — credit facilities	95,000	—	18,000	77,000	—
Principal payments — repurchase facilities	1,810,749	1,249,861	560,888	—	—
Interest payments (3)	376,492	181,878	132,837	37,276	24,501
Total	$3,916,780	$1,624,544	$1,052,935	$750,752	$488,549
____________________________________
(1)The table does not include amounts due to CMFT Management or its affiliates pursuant to our Management Agreement because such amounts are not fixed and determinable.
(2)Comprised of our off-balance sheet unfunded loan commitments to provide additional CRE loan, corporate senior loan and liquid corporate senior loan financing as of September 30, 2024. The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the final maturity date; however, we may be obligated to fund these commitments earlier than such date. This table does not include $60.5 million of unfunded commitments related to the NewPoint JV.
(3)Interest payments on the variable rate debt, credit facilities and repurchase facilities have been calculated based on outstanding balances as of September 30, 2024 through their respective maturity dates. This is only an estimate as actual amounts borrowed and interest rates could vary over time.
We expect to incur additional borrowings in the future to acquire additional properties and credit investments. There is no limitation on the amount we may borrow against any single improved property. As of September 30, 2024, our ratio of debt to total gross assets net of gross intangible lease liabilities was 62.6%.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities decreased by $39.7 million for the nine months ended September 30, 2024, as compared to the same period in 2023. The decrease was primarily due to decreased interest income of $14.0 million as a result of our three first mortgage loans that were placed on nonaccrual status and were past due on their interest payments as of September 30, 2024, along with the disposition of five properties and a net decrease in credit investments of $531.5 million subsequent to September 30, 2023. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. For the nine months ended September 30, 2024, net cash provided by investing activities decreased by $58.3 million, as compared to the same period in 2023. The change was primarily due to a decrease in net proceeds from the disposition of real estate assets and condominium units of $903.5 million, as the Company disposed of three properties and 11 condominium units during the nine months ended September 30, 2024, as compared to 186 properties and 14 condominium units disposed of during the same period in 2023. The change was offset by $542.0 million of net proceeds from loans held-for-investment during the nine months ended September 30, 2024, as compared to the $164.6 million net investment in loans held-for-investment during the nine months ended September 30, 2023. The change was further offset by $71.0 million of net proceeds from real estate-related securities during the nine months ended September 30, 2024, as compared to the $85.7 million net investment in real estate-related securities during the nine months ended September 30, 2023.
Financing Activities. For the nine months ended September 30, 2024, net cash used in financing activities increased by $298.0 million, as compared to the same period in 2023. The change was primarily due to an increase in net repayments on the repurchase facilities, notes payable and credit facilities of $291.9 million.

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
As of September 30, 2024, we had an aggregate of $2.5 billion of variable rate debt, excluding any debt subject to interest rate swap agreements and interest rate cap agreements, if any, and therefore, we are exposed to interest rate changes in SOFR. As of September 30, 2024, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $12.6 million per year.
As the information presented above includes only those exposures that existed as of September 30, 2024, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2024 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2024, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Our share redemption program permits our stockholders to sell their shares of common stock back to us, subject to certain conditions and limitations. We will limit the number of shares redeemed pursuant to our share redemption program as follows: (1) we will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid; and (2) funding for the redemption of shares will be limited, among other things, to the net proceeds we receive from the sale of shares under our DRIP, net of shares redeemed to date. In an effort to accommodate redemption requests throughout the calendar year, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the Secondary DRIP Offering. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. As of September 30, 2024, the most recent estimated per share NAV was $6.09, which was determined by the Board on February 29, 2024 using a valuation date of January 31, 2024.
In general, we redeem shares on a quarterly basis. Shares are redeemed with a trade date no later than the end of the month following the end of each fiscal quarter. Any redemption capacity that is not used as a result of the withdrawal or rejection of redemption requests may be used to satisfy the redemption requests of other stockholders received for that fiscal quarter, and such redemption payments may be made at a later time than when that quarter’s redemption payments are made. During the three months ended September 30, 2024, we redeemed shares, including those redeemable due to death, as follows:

Period (1)	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2024 - July 31, 2024	7,358	$6.09	7,358	(2)
August 1, 2024 - August 31, 2024	1,759,575	$6.09	1,759,575	(2)
September 1, 2024 - September 30, 2024	23,585	$6.09	23,585	(2)
Total	1,790,518		1,790,518	(2)
____________________________________
(1)Redemptions are included in the month of payment, which is made one business day following the trade date.
(2)A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
Unregistered Sales of Equity Securities
None.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
During the three months ended September 30, 2024, none of our directors or officers, as defined in Section 16 of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K of the Exchange Act.

Item 6.Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 (and are numbered in accordance with Item 601 of Regulation S-K).

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
3.1	Articles of Amendment and Restatement of CIM Real Estate Finance Trust, Inc.	8-K	000-54939	3.1	8/20/2019
3.2	Second Amended and Restated Bylaws of CIM Real Estate Finance Trust, Inc.	10-K	000-54939	3.2	3/28/2023
4.1	Second Amended and Restated Distribution Reinvestment Plan.	8-K	000-54939	4.1	5/1/2020
4.2	Master Indenture, dated as of July 28, 2021, by and among CMFT Net Lease Master Issuer, LLC, as issuer, and Citibank N.A., as indenture trustee.	8-K	000-54939	4.1	8/3/2021
4.2.1	Supplemental Indenture No. 1 to the Master Indenture, dated as of July 30, 2024, by and among CMFT Net Lease Master Issuer LLC, as issuer, and Citibank, N.A., as indenture trustee.	10-Q	000-54939	4.2.1	8/14/2024
4.3	Series 2021-1 Indenture Supplement, dated as of July 28, 2021, by and among CMFT Net Lease Master Issuer, LLC, as issuer, and Citibank N.A., as indenture trustee.	8-K	000-54939	4.2	8/3/2021
10.1	Amendment No. 4 and Waiver of Credit and Security Agreement, dated August 29, 2024, by and between CMFT Corporate Credit Securities, LLC, as borrower, CMFT Securities Investments, LLC, as collateral manager and equityholder, Citibank, N.A., as administrative agent and as lender, Citibank, N.A. (acting through its Agency & Trust division), as collateral custodian and as collateral agent, and Virtus Group, LP, as collateral administrator.	8-K	000-54939	10.1	9/5/2024
31.1*	Certifications of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
Date: November 14, 2024