Form 10-K
period 2024-12-31
CIM REAL ESTATE FINANCE TRUST, INC.
filed 2025-03-28
CIK 1498547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There is no established market for the registrant’s shares of common stock. As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, there were approximately 435.7 million shares of common stock held by non-affiliates, for an aggregate market value of $2.7 billion, assuming a market value as of that date of $6.09 per share, the most recent estimated per share net asset value of the registrant’s common stock established by the registrant’s board of directors in effect as of that date. Effective March 28, 2025, the estimated per share net asset value of the registrant’s common stock as of December 31, 2024 is $5.22 per share.
As of March 18, 2025, there were approximately 436.9 million shares of common stock, par value per share of $0.01, of CIM Real Estate Finance Trust, Inc. outstanding.
Documents Incorporated by Reference:
The Registrant incorporates by reference portions of the CIM Real Estate Finance Trust, Inc. Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders (into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K).

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
•We may fail to remain qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes or revoke our REIT election.
•We could be subject to a material tax liability if our sales of properties are treated as prohibited transactions.
•We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability or reduce our operating flexibility.
•We may be unable to list our shares on a national securities exchange in a particular timeframe or at all.
•If we, our operating partnership and any other subsidiaries do not maintain exemptions from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”), we will be subject to significant regulations and restrictions on our business and investments, which could materially and adversely impact us.
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
We have two reportable business segments as of December 31, 2024 and we refer to the investments within these segments as our target assets:
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
As of December 31, 2024, our credit portfolio consisted of 68 loans with a net book value of $3.4 billion, and investments in real estate-related securities and other of $345.8 million. We conduct and expect to continue to conduct our commercial real estate lending business through our subsidiary CIM Commercial Lending REIT (“CLR”), a Maryland statutory trust, which we expect to be taxed as a REIT for U.S. federal income tax purposes. As of December 31, 2024, CLR holds a diversified portfolio of approximately $1.5 billion, which includes first mortgage loans with a net book value of $1.05 billion, CMBS with an estimated fair value of $241.3 million, and an investment in the Unconsolidated Joint Venture (as defined in Note 2 — Summary of Significant Accounting Policies — Investment in Unconsolidated Entities to the consolidated financial statements in this Annual Report on Form 10-K) with a carrying value of $171.8 million. In addition, as of December 31, 2024 we owned 187 commercial real estate properties, comprising approximately 5.8 million rentable square feet of commercial space located in 36 states. As of December 31, 2024, the rentable space at these properties was 100.0% leased, including month-to-month agreements, if any. As of December 31, 2024, we also owned condominium developments with a net book value of $64.9 million.
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
Our Manager, Investment Advisor and CIM
We are externally managed by CIM Real Estate Finance Management, LLC, a Delaware limited liability company (“CMFT Management”), which is an affiliate of CIM Group, LLC (“CIM Group”). CIM Group is a vertically-integrated community-focused real estate and infrastructure owner, operator, lender and developer. CIM Group is headquartered in Los Angeles, California and has offices in Atlanta, Georgia, Chicago, Illinois, Dallas, Texas, New York, New York, Orlando, Florida, Phoenix, Arizona, London, UK and Tokyo, Japan. CIM Group also maintains additional offices with distribution staff and JV partnerships.
We rely upon our manager pursuant to our Second Amended and Restated Management Agreement dated March 24, 2023 (the “Management Agreement”), and certain of its affiliates to provide substantially all of our day-to-day management, including relying on our investment advisor, CIM Capital IC Management, LLC (the “Investment Advisor”), an affiliate of our manager, which provides substantially all of the day-to-day management of our wholly-owned subsidiary, CMFT Securities Investments, LLC (“CMFT Securities”), with respect to investments in securities and certain other investments held by CMFT Securities and its subsidiaries. Collectively, our manager and the Investment Advisor, together with certain other affiliates of CIM Group, serve as our sponsor, which we refer to as our “sponsor” or “CIM”. Our Management Agreement had an initial three-year term and renews automatically each year thereafter for an additional one-year period unless terminated by our board of directors (our “Board”).
On December 6, 2019, CMFT Securities entered into an investment advisory and management agreement (the “Investment Advisory and Management Agreement”) with our Investment Advisor. CMFT Securities was formed for the purpose of holding any investments in securities and certain other investments made by the Company. The Investment Advisor, a wholly-owned subsidiary of CIM Group, is registered as an investment advisor with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Pursuant to the Investment Advisory and Management Agreement, the Investment Advisor will manage the day-to-day business affairs of CMFT Securities and its investments in corporate credit and real estate-related securities, subject to the supervision of the Board. The Investment Advisory and Management Agreement had an initial three-year term and shall be deemed renewed automatically each year thereafter for an additional one-year period unless otherwise terminated pursuant to the Investment Advisory and Management Agreement.
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
We generally intend to hold each property we acquire for an extended period, generally in excess of five years. Holding periods for other real estate-related assets may vary. Circumstances might arise that could cause us to determine to sell an asset before the end of the expected holding period if we believe the sale of the asset would be in the best interests of our stockholders. The determination of whether a particular asset should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing and projected economic conditions, current tenant rolls and tenant creditworthiness, whether we could apply the proceeds from the sale of the asset to acquire other assets, whether disposition of the asset would increase cash flows, and whether the sale of the asset would be a prohibited transaction under the Code or otherwise impact our status as a REIT for federal income tax purposes. During the year ended December 31, 2024, we sold seven properties for an aggregate gross sales price of $90.6 million, resulting in net proceeds of $87.2 million after closing costs and a net gain of $1.9 million.
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
As of December 31, 2024, our ratio of debt to total gross assets net of gross intangible lease liabilities was 62.6%.
The following table details our outstanding financing arrangements and borrowing capacity as of December 31, 2024 (in thousands):

	Portfolio Financing Outstanding Principal Balance	Maximum Capacity (1)
Notes payable – variable rate debt	$606,452	$606,452
ABS mortgage notes	758,520	758,520
Credit facilities	124,500	318,000
Repurchase facilities	1,693,142	3,054,030	(2)
Total portfolio financing	$3,182,614	$4,737,002
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
Our Offerings
We commenced our initial public offering in January 2012 on a “best efforts” basis of up to $2.975 billion in shares of common stock (the “Initial Offering”), including $475.0 million in shares allocated to our distribution reinvestment plan (the “DRIP”). In addition, we registered $247.0 million in shares of common stock under the DRIP (the “Initial DRIP Offering”) on December 19, 2013 and an additional $600.0 million in shares of common stock under the DRIP (the “Secondary DRIP Offering,” and together with the Initial DRIP Offering, the “DRIP Offerings,” and the DRIP Offerings collectively with the Initial Offering, the “Offerings”) on August 2, 2016. We continue to issue shares of common stock under the Secondary DRIP Offering. As of December 31, 2024, we had issued approximately $514.0 million in shares of common stock under the Secondary DRIP Offering.
Net Asset Value
Our Board establishes an estimated per share net asset value (“NAV”) of the Company’s common stock for purposes of assisting broker-dealers in meeting their customer account statement reporting obligations under Financial Industry Regulatory Authority (“FINRA”) Rule 2231.
The historical estimated per share NAV of our common stock approved by the Board are set forth below:

Effective Date of Valuation	NAV per Share
October 1, 2015	$9.70
November 14, 2016	$9.92
March 28, 2017	$10.08
March 29, 2018	$9.37
March 26, 2019	$8.65
March 30, 2020	$7.77
May 29, 2020	$7.26
August 14, 2020	$7.31
May 26, 2021	$7.20
December 21, 2022	$6.57
November 14, 2023	$6.31
March 1, 2024	$6.09
March 28, 2025	$5.22
For participants in the DRIP, distributions are reinvested in shares of our common stock under the DRIP at the most recent estimated per share NAV as determined by our Board. As of December 31, 2024, the estimated per share NAV of our common stock was $6.09, which was established by the Board on February 29, 2024 using a valuation date of January 31, 2024. Effective on March 28, 2025, the Board established an updated estimated per share NAV of our common stock, using a valuation date of December 31, 2024, of $5.22 per share. Commencing on March 28, 2025, distributions are reinvested in shares of our common stock under the DRIP at a price of $5.22 per share and $5.22 per share serves as the most recent estimated per share NAV for purposes of the share redemption program. We have not made any adjustments to the valuation of our estimated per share NAV for the impact of other transactions occurring subsequent to March 20, 2025. See Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Share Redemption Program in this Annual Report on Form 10-K for a discussion of our share redemption program.
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
•the aggregate capital committed to each entity; and
•the age/vintage of the entity’s account for fund, and the remaining term of the investment period, if any.
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
For a discussion of the fees and expenses payable by CLR for the management of its assets, see Note 13 — Related-Party Transactions and Arrangements to the consolidated financial statements in this Annual Report on Form 10-K. For additional information related to conflicts of interest, see Part I, Item 1A. Risk Factors — Risks Related to Conflicts of Interest and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Conflicts of Interest of this Annual Report on Form 10-K.
Human Capital Resources
We are operated by affiliates of CIM. We have entered into the Management Agreement with CMFT Management, and the Investment Advisory and Management Agreement with our Investment Advisor, pursuant to which CMFT Management has agreed to provide, or arrange for other service providers to provide, management and administrative services to us and our subsidiaries, and our Investment Advisor has agreed to provide investment advisory services to CMFT Securities for the assets it manages.
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
Our common stock is not currently publicly traded, and while we intend to pursue a listing of our common stock on a national securities exchange, we cannot make assurances that such a listing will occur. In addition, we do not have a fixed date or method for providing stockholders with liquidity. We expect that our Board will make that determination in the future based, in part, upon advice from our manager. If our stockholders are able to find a buyer for their shares, our stockholders will likely have to sell them at a substantial discount to the most recent estimated per share NAV of our common stock. It also is likely that our common stock will not be accepted as the primary collateral for a loan. Therefore, shares of our common stock should be considered illiquid and a long-term investment, and our stockholders must be prepared to hold their shares of our common stock for an indefinite length of time.
Our stockholders are limited in their ability to sell their shares pursuant to our share redemption program and may have to hold their shares for an indefinite period of time.
Our share redemption program allows our stockholders to sell shares of our common stock to us in limited circumstances, subject to numerous restrictions. Subject to funds being available, we generally limit the number of shares redeemed pursuant to our share redemption program to no more than 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemption is being paid. In addition, we intend to limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter, and funding for redemptions for each quarter generally is limited to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. During the past 32 quarters, excluding those when the suspension of the share redemption program was in effect, quarterly redemptions were honored on a pro rata basis, as requests for redemption exceeded the quarterly redemption limits described above. The Board may amend the terms of, suspend, or terminate our share redemption program without stockholder approval at any time if it believes that such action is in the best interest of our stockholders, and our management may reject any request for redemption. These restrictions severely limit our stockholders’ ability to sell their shares should they require liquidity and limit our stockholders’ ability to recover the amount they invested or the fair market value of their shares.
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
Because the amount we pay in distributions may exceed our earnings and our cash flows from operations, distributions may not reflect the current performance of our assets or our current operating cash flows. To the extent distributions exceed cash flows from operations, distributions may be treated as a return of our stockholders’ investment and could reduce their basis in our common stock. A reduction in a stockholder’s basis in our common stock could result in the stockholder recognizing more gain upon the disposition of his or her shares, which, in turn, could result in greater taxable income to such stockholder. For more information regarding the sources of distributions for the years ended December 31, 2024 and 2023, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.
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
Furthermore, our manager monitors our portfolio, but it may be difficult to reflect changing market conditions or material events that may impact the value of our portfolio between valuations, or to obtain timely or complete information regarding any such events. Therefore, the estimated per share NAV published before the announcement of an extraordinary event may differ significantly from our actual per share NAV until such time as sufficient information is available and analyzed, the financial impact is fully evaluated, and the appropriate adjustment is made to our estimated per share NAV, as determined by our Board. Any resulting disparity may be to the detriment of an acquiror of our common stock or a stockholder requesting share redemptions pursuant to our share redemption program. The Board last established an updated estimated per share NAV of the Company’s shares as of January 31, 2024 on February 29, 2024. The Board established an updated estimated per share NAV of the Company’s shares effective on March 28, 2025, using a valuation date as of December 31, 2024.
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
If we seek to internalize our management functions in connection with a listing of our shares of common stock on an exchange, an other liquidity event, or otherwise, our stockholders’ interest in us could be diluted, and we could incur other significant costs associated with being self-managed.
In the future, we may undertake a listing of our common stock on an exchange, an other liquidity event or other action that may involve internalizing our management functions. If our Board determines that it is in our best interest to internalize our management functions, we may negotiate to acquire our manager’s assets and personnel. At this time, we cannot be sure of the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our common stock. The payment of such consideration could result in dilution of our stockholders’ interests and could reduce the net income per share attributable to their investment.
Internalization transactions involving the acquisition of advisors affiliated with entity sponsors have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims, which would reduce the amount of funds available to operate our business and to pay distributions.
In addition, while we would no longer bear the costs of the various fees and expenses we pay to our manager under the Management Agreement, our direct expenses would include general and administrative costs, including legal, accounting, and other expenses related to corporate governance, including SEC reporting and compliance. We would also incur the compensation and benefits costs of our officers and other employees and consultants that are now generally paid by our manager or its affiliates. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our manager, our net income per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares.
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
The overturning of the Chevron doctrine could have an unfavorable impact on us.
In June 2024, the U.S. Supreme Court issued a decision in the Loper Bright Enterprises v. Raimondo case that overturned the long-standing federal Chevron doctrine. The Chevron doctrine set forth a test that outlined when courts should defer to an agency’s interpretation of federal law. Under the doctrine, if Congress had not spoken directly to the precise issue in question, the courts were to defer to the agency’s interpretation so long as the interpretation was reasonable. Under the Loper Bright decision, courts are now required to exercise their independent judgment in deciding whether an agency has acted within its statutory authority and may not defer to an agency interpretation of the law simply because a statute is ambiguous.
The overturning of the Chevron doctrine is likely to result in challenges to numerous agency interpretations in various areas of law including energy, environment, taxation, and labor, among others. If these challenges are upheld, they could have both favorable and unfavorable impacts on us, depending on whether the interpretations that are overturned were more favorable toward our business and operations than subsequent revised agency interpretations. The likely increase of challenges to agency actions may also increase legal costs and create less certainty around agency actions, at least in the near term.
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
Additionally, global trade disruption, significant introduction of trade barriers and bilateral trade frictions, including due to tariffs and other changes to trade policy in the U.S. and other jurisdictions, together with any future downturns in the global economy resulting therefrom, could adversely affect our performance.
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
We routinely evaluate our real estate assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, tenant performance and lease structure. For example, the early termination of, or default under, a lease by a tenant may lead to an impairment charge. Since our real estate segment investment focus is on properties net leased to a single tenant, the financial failure of, or other default by, a single tenant under its lease may result in a significant impairment loss. If we determine that an impairment has occurred, we would be required to make a downward adjustment to the net carrying value of the property, which could have a material adverse effect on our results of operations in the period in which the impairment charge is recorded. Management has recorded an impairment charge related to certain properties in the year ended December 31, 2024, and may record future impairments based on actual results and changes in circumstances. Negative developments in the real estate market may cause management to reevaluate the business and macro-economic assumptions used in its impairment analysis. Changes in management’s assumptions based on actual results may have a material impact on our financial statements. See Note 3 — Fair Value Measurements to our consolidated financial statements in this Annual Report on Form 10-K for a discussion of our real estate impairment charges.
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
As of December 31, 2024, approximately 69.2% of our tenants were not rated or did not have an investment-grade credit rating from a major ratings agency or were not affiliates of companies having an investment-grade credit rating. Our properties with such tenants may have a greater risk of default and bankruptcy than properties leased exclusively to investment-grade tenants. When we acquire properties where the tenant does not have a publicly available credit rating, we will use certain credit assessment tools as well as rely on our own estimates of the tenant’s credit rating which includes reviewing the tenant’s financial information (e.g., financial ratios, net worth, revenue, cash flows, leverage and liquidity, if applicable). If our ratings estimates are inaccurate, the default or bankruptcy risk for the subject tenant may be greater than anticipated. If our lender or a credit rating agency disagrees with our ratings estimates, we may not be able to obtain our desired level of leverage or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.
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
Since we may incur leverage to make investments, our income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. Inflation remained high in 2024. During the 12 months ended December 2024, the consumer price index rose 2.9%. Beginning in 2022, in an effort to combat inflation and restore price stability, the Federal Reserve significantly raised the federal funds rate, which led to increases in interest rates in the credit market. Although the Federal Reserve began lowering the federal funds rate in the second half of 2024, and there are expectations that the Federal Reserve will continue lowering the federal funds rate in 2025, these expectations may not materialize and the Federal Reserve may increase rates in the future in an effort to combat inflation. Should the Federal Reserve raise rates in the future, this will likely result in further increases in market interest rates. In a rising interest rate environment, any leverage that we incur may bear a higher interest rate than may currently be available. There may not, however, be a corresponding increase in our revenues. Any reduction in the rate of return on new investments relative to the rate of return on current investments, and any reduction in the rate of return on current investments, which could adversely impact our income, reducing our ability to service the interest obligations on, and to repay the principal of, our indebtedness.
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
The strength and profitability of our business depends on demand for and the value of our properties. The war between Russia and Ukraine and the ongoing Israel-Hamas conflict have led to disruption, instability and volatility in global markets and industries and have had a negative impact on the global economy and global supply chains. Disruption, instability, volatility and decline in global economic activity, whether caused by acts of war, other acts of aggression or terrorism, in each case regardless of where it occurs, could in turn harm the demand for and the value of our properties. In addition, public health crises may result in declining economic activity, which could harm the demand for and the value of our properties and may negatively affect our operations and our stockholders’ investments. We may acquire real estate assets located in areas that are susceptible to terrorist attacks or acts of war. These attacks may directly impact the value of our assets through damage, destruction, loss or increased security costs. Although we may obtain terrorism insurance, we may not be able to obtain sufficient coverage to fund any losses we may incur. Risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Further, certain losses resulting from these types of events are uninsurable or not insurable at reasonable costs.
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
Our business has historically focused on retail real estate. As such, we are subject to certain risks that can affect the ability of our retail properties to generate sufficient revenue to meet our operating and other expenses, including debt service, to make capital expenditures and to make distributions to our stockholders. We face continuing challenges because of changing consumer preferences and because the conditions in the economy affect employment growth and cause fluctuations and variations in retail sales and in business and consumer confidence and consumer spending on retail goods. In general, a number of factors can negatively affect the income generated by a retail property or the value of a property, including: a downturn in the national, regional or local economy; a decrease in employment or consumer confidence or spending; increases in operating costs, such as common area maintenance, real estate taxes, utility rates and insurance premiums; higher energy or fuel costs resulting from adverse weather conditions, natural disasters, geopolitical concerns (including the war between Russia and Ukraine and the ongoing Israel-Hamas conflict, which have led to disruption, instability and volatility in global markets and industries), terrorist activities and other factors; changes in interest rate levels and the cost and availability of financing; the imposition of tariffs and other changes to trade policy in the U.S. and other jurisdictions; a weakening of local real estate conditions, such as an oversupply of, or a reduction in demand for, retail space or retail goods, and the availability and creditworthiness of current and prospective tenants; trends in the retail industry; seasonality; changes in perceptions by retailers or shoppers of the safety, convenience and attractiveness of a retail property; perceived changes in the convenience and quality of competing retail properties and other retailing options such as internet shopping or other strategies, such as using smartphones or other technologies to determine where to make and to assist in making purchases; the ability of our tenants to meet shoppers’ demands for quality, variety, and product availability, which may be impacted by supply chain disruptions; and changes in laws and regulations applicable to real property, including tax and zoning laws.
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
•the imposition of tariffs and other changes to trade policy in the U.S. and other jurisdictions;
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
Richard S. Ressler, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM Group and is an officer or director of certain of its affiliates, is the vice president of our manager. Through his affiliation with Orchard Capital Corporation, Mr. Ressler chairs the executive committee of Orchard First Source Asset Management Holdings, LLC, the holding Company of our Investment Advisor. Additionally, one of our directors, Jason Schreiber, is an employee of CIM Group. Our chief financial officer, principal accounting officer and treasurer, Nathan D. DeBacker, is an employee of CIM Group, the vice president of our manager and is an officer of certain of its affiliates.
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
We face risks associated with our investment in CLR.
We currently own more than 99% of the outstanding equity interests in CLR and, through our ownership of the Special Common Share as designated in CLR’s Amended and Restated Declaration of Trust, are entitled to elect all of the members of CLR’s board of trustees. While we currently have the ability to control all matters submitted to CLR’s shareholders for approval, CLR’s shareholders have limited voting rights, and CLR’s board of trustees has broad discretion to control the management of CLR. For example, CLR’s board of trustees determines any major policies of CLR, including CLR’s policies regarding investments. The CLR board of trustees may amend or revise CLR’s investment policies or other policies without a vote of CLR’s shareholders. As a result, the nature of CLR’s investments in assets could change without our consent. Additionally, CLR has investment objectives, strategy and criteria, including targeted asset types, substantially similar to ours. As a result, CLR may compete with us for investments, and there is no assurance that any conflicts of interest created by such competition will be resolved in our favor. Moreover, CLR’s management and board of trustees determine CLR’s investments in assets without any input or oversight by us. Therefore, CLR may make investments in assets that ultimately prove not to be in the best interests of us or our stockholders.
In addition, CLR’s officers are employees of CIM Group, and Nathan D. DeBacker, our chief financial officer, principal accounting officer and treasurer, also serves as CLR’s chief financial officer. Conflicts with our business and interests are most likely to arise from involvement in activities related to allocation of new acquisition opportunities and operational expertise among us and CLR. Even if these persons do not violate their duties to us and our stockholders, they will have competing demands on their time and resources and may have conflicts of interest in allocating their time and resources among us and CLR. Should such persons devote insufficient time or resources to our business, returns on our investments may suffer. To the extent that these persons take actions that are more favorable to CLR than to us, these actions could have a negative impact on our financial performance and, consequently, on distributions to our stockholders and the value of their investments.
Furthermore, the net asset value of our shares of CLR will be determined by CLR’s manager in accordance with valuation guidelines adopted by CLR’s board of trustees. The methodologies used to determine such net asset value per share will be based on judgments, assumptions and opinions about future events that may or may not prove to be correct, and if different judgments, assumptions or opinions were used, a different estimate would likely result. Furthermore, such net asset value per share may not fully reflect certain extraordinary events because CLR may not be able to immediately quantify the financial impact of such events on its portfolio. The net asset value of our shares of CLR may not represent the amount we would be able to realize if we attempted to sell such shares.
Additionally, we do not have preemptive rights to any shares issued by CLR in the future. CLR’s Amended and Restated Declaration of Trust authorizes the issuance of an unlimited number of shares of beneficial interest, and such shares may be issued in the discretion of CLR’s board of trustees. We will suffer dilution of our equity investment in CLR upon future issuances of shares of beneficial interest in CLR.
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
We currently conduct, and intend to continue to conduct, our operations so that neither we nor our subsidiaries would be defined as investment companies under the Investment Company Act.
Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities, which for these purposes includes loans and participation interests therein. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis. Because certain of our assets, or assets held by our subsidiaries, would be deemed securities or investment securities under these tests, we intend to conduct our operations, and the operations of our operating partnership and certain other subsidiaries, so as to qualify for certain exclusions from the definition of an investment company provided under Section 3(c), if necessary.
Certain of our subsidiaries rely on Section 3(c)(5)(C). Section 3(c)(5)(C) excludes from the definition of an investment company entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” (“Qualifying Interests”). As reflected in a series of no-action letters, the SEC staff’s position on Section 3(c)(5)(C) generally requires that in order to qualify for this exclusion, an issuer must maintain:
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
We assess our 3(c)(5)(C) subsidiaries’ compliance with the exemption by reference to no-action positions taken by the SEC staff and interpretive guidance provided by the SEC and its staff. These no-action positions are based on specific factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than 20 years ago. No assurance can be given that the SEC or its staff will concur with our classification of our assets. In addition, the SEC or its staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of the Investment Company Act. If we are required to re-classify our assets, we or our subsidiaries no longer be in compliance with the exemption from the definition of an investment company provided by Section 3(c)(5)(C) of the Investment Company Act.
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
We and certain of our subsidiaries may rely on Section 3(c)(6). Section 3(c)(6) exempts from the definition of investment company any company primarily engaged, directly or through majority-owned subsidiaries, in one or more of the businesses described in certain enumerated exemptions, including 3(c)(5)(C), or in one or more such businesses (from which not less than 25% of such company’s gross income during its last fiscal year was derived) together with an additional business or businesses other than investing, reinvesting, owning, holding or trading in securities.

Although we intend to monitor our portfolio, there can be no assurance that we or our subsidiaries will be able to maintain an exemption from registration as an investment company. A change in the value of any of our assets could negatively affect our ability to maintain our exemption from registration under the Investment Company Act. To maintain compliance with the Section 3(c)(5)(C) and Section 3(c)(6) exemptions, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional assets that we might not otherwise have acquired or may have to forego opportunities to acquire assets that we would otherwise want to acquire and would be important to our investment strategy.

If we are unable to maintain our exemptions and it was established that we were operating as an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that we would be unable to enforce contracts with third parties, that third parties could seek to obtain rescission of transactions undertaken during the period it was established that we were an unregistered investment company. If we were required to register as an investment company, we would be required to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:
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
Although the Federal Reserve began lowering the federal funds rate in the second half of 2024, and there are expectations that the Federal Reserve will continue lowering the federal funds rate in 2025, these expectations may not materialize and the Federal Reserve may increase rates in the future in an effort to combat inflation. If interest rates remain at an elevated level because of the Federal Reserve’s attempt to combat inflation, it could hinder our ability to obtain new debt financing or refinance our maturing debt on favorable terms or at all or to raise debt and equity capital. Our access to capital will depend upon a number of factors, including:
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
We have incurred indebtedness, and in the future may incur additional indebtedness, that bears interest at a variable rate. Beginning in 2022, in an effort to combat inflation and restore price stability, the Federal Reserve significantly raised the federal funds rate, which led to increases in interest rates in the credit market. The Federal Reserve began lowering the federal funds rate in the second half of 2024, and while there are expectations that the Federal Reserve will continue lowering the federal funds rate in 2025, these expectations may not materialize and the Federal Reserve may increase rates in the future in an effort to combat inflation. Should the Federal Reserve raise rates in the future, this will likely result in further increases in market interest rates. To the extent that we incur variable rate debt and do not hedge our exposure thereunder, increases in interest rates would increase the amounts payable under such indebtedness, which could reduce our operating cash flows and our ability to pay distributions to our stockholders. In addition, if our existing indebtedness matures or otherwise becomes payable during a period of rising interest rates, we could be required to liquidate one or more of our assets at times that may prevent realization of the maximum return on such assets.
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
During the years ended December 31, 2023 and 2022, we sold a total of 322 properties, which, excluding assets sold for a loss, resulted in a tax gain of approximately $410.6 million. The sales did not qualify under the Safe Harbor because there were more than seven sales during each year and the total value and basis of the assets sold exceeded the 10% threshold for the applicable year and also the 20% limitation with respect to the three-year average, as discussed above. However, failing to satisfy the Safe Harbor in connection with a particular sale does not necessarily mean that the sale will conclusively be treated as a prohibited transaction. Rather, a sale will be treated as a prohibited transaction only if all of the facts and circumstances establish that the property is held for sale to customers in the ordinary course of business. While we believe that the facts and circumstances establish that these sales should not be treated as a prohibited transaction, there can be no assurances that the IRS will agree with that assessment. If the IRS successfully asserts that such sales are prohibited transactions, the resulting tax liability would substantially reduce the amount of cash available for distribution to stockholders.

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
Our Board is authorized to revoke our REIT election without stockholder approval, which may cause adverse consequences to our stockholders.
Our charter authorizes our Board to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that changes to U.S. federal income tax laws and regulations or other considerations mean it is no longer in our best interests to qualify as a REIT. Our Board has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in our best interests and in the best interests of our stockholders. In this event, we would become subject to U.S. federal income tax on our taxable income and we would no longer be required to distribute most of our net income to our stockholders, which may cause a reduction in the total return to our stockholders.
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
In 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents.
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
Board of Directors Oversight of Cybersecurity Risk Management
The audit committee of our Board has oversight of our cybersecurity risks. The audit committee receives quarterly updates from CIM Group, including one or more representatives from the Cybersecurity Committee and Subcommittee, with respect to the effectiveness of its cyber readiness and cybersecurity program. This oversight includes briefing and a report by the CTO or CIM Group’s Head of Operations, as well as a discussion of any cybersecurity breaches detected by CIM Group and a summary of, among other things, the current cybersecurity threat landscape, defensibility measures implemented by CIM Group, the health of CIM Group’s information security system, effectiveness of CIM Group’s cybersecurity controls and recoverability and business continuity testing. Pursuant to the Company’s cybersecurity policy, the audit committee will be promptly notified of any material cybersecurity incident required to be disclosed under Item 1.05 of Form 8-K and shall oversee the Company’s response to such matter.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
As of March 18, 2025, we had approximately 436.9 million shares of common stock outstanding, held by a total of 73,913 stockholders of record. The number of stockholders is based on the records of SS&C GIDS, Inc., which serves as our registrar and transfer agent.
There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Unless and until our shares are listed on a national securities exchange, we do not expect that a public market for the shares will develop. Pursuant to the DRIP Offerings, we issue shares of our common stock at the most recently disclosed estimated per share NAV as determined by our Board. As of December 31, 2024, the estimated per share NAV was $6.09 per share, which was established on February 29, 2024 using a valuation date of January 31, 2024. Subsequent to December 31, 2024, the Board established an updated per share NAV of our common stock effective on March 28, 2025, using a valuation date of December 31, 2024, of $5.22 per share.
To assist fiduciaries of tax-qualified pension, stock bonus or profit-sharing plans, employee benefit plans and annuities described in Section 403(a) or (b) of the Code or an individual retirement account or annuity described in Section 408 of the Code subject to the annual reporting requirements of ERISA and IRA trustees or custodians in preparation of reports relating to an investment in the shares, we will publicly disclose and provide reports, as requested, of the per share estimated value of our common stock to those fiduciaries who request such reports. Furthermore, in order for FINRA members and their associated persons to participate in the Initial Offering, we are required pursuant to FINRA Rule 5110 to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, pursuant to FINRA Rule 2231, we are required to publish an updated estimated per share NAV on at least an annual basis. The Board will make decisions regarding the valuation methodology to be employed, who will perform valuations of our assets and the frequency of such valuations; provided, however, that the determination of the estimated per share NAV must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert and must be derived from a methodology that conforms to standard industry practice. The Board established an updated estimated per share NAV effective on March 28, 2025 of $5.22 per share using a valuation date of December 31, 2024, using a methodology that conformed to standard industry practice. However, as set forth above, there is no public trading market for the shares at this time and stockholders may not receive $5.22 per share if a market did exist. We have not made any adjustments to the valuation of our estimated per share NAV for the impact of other transactions occurring subsequent to March 28, 2025.
In determining the estimated per share NAV as of December 31, 2024, our Board considered information and analysis, including valuation materials that were provided by our independent valuation expert, information provided by CMFT Management, and the estimated per share NAV recommendation made by the audit committee of our Board, which committee is comprised entirely of independent directors. See our Current Report on Form 8-K, filed with the SEC on March 28, 2025, for additional information regarding our independent valuation expert and its valuation materials.
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
The per share redemption price (other than for shares purchased pursuant to our DRIP and as provided below for redemptions due to a stockholder’s death) depends on the length of time the stockholder has held such shares as follows: after two years from the purchase date, 97.5% of the most recently determined estimated per share NAV; and after three years from the purchase date, 100% of the most recently determined estimated per share NAV. The redemption price for shares purchased pursuant to our DRIP will be 100% of the most recently determined estimated per share NAV. The estimated per share NAV for purposes of our share redemption program as of December 31, 2024 was $6.09 per share, which estimated per share NAV was determined by our Board on February 29, 2024 using a valuation date of January 31, 2024. Subsequent to December 31, 2024, the Board established an updated estimated per share NAV of our common stock on March 20, 2025, using a valuation date of December 31, 2024, of $5.22 per share. As a result of our Board’s determination of an updated estimated per share NAV of our shares of common stock on March 20, 2025, the estimated per share NAV of $5.22 as of December 31, 2024 will serve as the most recent estimated per share NAV for purposes of the share redemption program, effective March 28, 2025 until such time as the Board determines a new estimated per share NAV.
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
We will determine whether we have sufficient funds and/or shares available as soon as practicable after the end of each fiscal quarter, but in any event prior to the applicable payment date. If we cannot purchase all shares presented for redemption in any fiscal quarter, based upon insufficient cash available from DRIP and/or the limit on the number of shares we may redeem during any quarter or year, we will give priority to the redemption of deceased stockholders’ shares and stockholders with exigent circumstances, as determined in our sole discretion and accompanied by such evidentiary documentation as we may request. While the shares of deceased stockholders and stockholders determined to have exigent circumstances will be included in calculating the maximum number of shares that may be redeemed in any annual or quarterly period, they will not be subject to the annual or quarterly percentage caps; therefore, if the volume of requests to redeem deceased stockholders’ shares in a particular quarter were large enough to cause the annual or quarterly percentage caps to be exceeded, even if no other redemption requests were processed, the redemptions of deceased stockholders’ shares would be completed in full, assuming sufficient proceeds from the sale of shares under our DRIP, net of shares redeemed to date, were available. If sufficient proceeds from the sale of shares under our DRIP, net of shares redeemed to date, are not available to pay all such redemptions in full, the requests to redeem shares of deceased stockholders and stockholders determined to have exigent circumstances, will be honored on a pro rata basis. We next will give priority to requests for full redemption of accounts with a balance of 250 shares or less at the time we receive the request, in order to reduce the expense of maintaining small accounts. Thereafter, we will honor the remaining redemption requests on a pro rata basis. Following such quarterly redemption period, if a stockholder would like to resubmit the unsatisfied portion of the prior request for redemption, such stockholder must submit a new request for redemption of such shares prior to the last day of the new quarter. Unfulfilled requests for redemption will not be carried over automatically to subsequent redemption periods.
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
During the year ended December 31, 2024, we received valid redemption requests under our share redemption program totaling approximately 151.9 million shares, of which we redeemed approximately 5.6 million shares as of December 31, 2024 for $33.9 million (at an average redemption price of $6.09 per share) and approximately 1.8 million shares subsequent to December 31, 2024 for $11.1 million (at an average redemption price of $6.09 per share). The remaining redemption requests relating to approximately 144.5 million shares went unfulfilled. During the year ended December 31, 2023, we received valid redemption requests under our share redemption program totaling approximately 110.2 million shares, of which we redeemed approximately 5.2 million shares as of December 31, 2023 for $33.9 million (at an average redemption price of $6.57 per share) and approximately 1.7 million shares subsequent to December 31, 2023 for $11.0 million (at an average redemption price of $6.31 per share). The remaining redemption requests relating to approximately 103.3 million shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program set forth above. We funded such redemptions with proceeds from our DRIP Offerings and available borrowings. During the years ended December 31, 2024 and 2023, we issued approximately 7.0 million and 6.5 million shares of common stock, respectively, under the DRIP Offerings, for proceeds of $42.6 million and $42.9 million, respectively, which were recorded as redeemable common stock on the consolidated balance sheets, net of any redemptions paid.

In general, we redeem shares on a quarterly basis. During the three-month period ended December 31, 2024, we redeemed shares, including those redeemable due to a stockholder’s death, as follows:

Period (1)	Total Number of Shares Redeemed	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2024 - October 31, 2024	17,229	$6.09		17,229	(3)
November 1, 2024 - November 30, 2024	1,864,822	$6.09		1,864,822	(3)
December 1, 2024 - December 31, 2024	5,668	$6.34	(2)	5,668	(3)
Total	1,887,719			1,887,719
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
For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nondividend distributions. To the extent that we make a distribution in excess of our current or accumulated earnings and profits, the distribution will be a nontaxable return of capital, reducing the tax basis in each U.S. stockholder’s shares. In addition, the amount of distributions in excess of U.S. stockholders’ tax basis in their shares will be taxable as a capital gain realized from the sale of those shares. See Note 16 — Income Taxes to our consolidated financial statements in this Annual Report on Form 10-K for the character of the distributions paid during the years ended December 31, 2024, 2023 and 2022.
The following table shows the distributions declared on a per share basis during the years ended December 31, 2024, 2023 and 2022 (in thousands, except per share data):

Year Ending December 31,	Total Distributions Declared	Distributions Declared per Common Share

2024	$197,136	$0.450
2023	$185,916	$0.425
2022	$164,526	$0.376
ITEM 6.    RESERVED
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our accompanying consolidated financial statements and notes thereto. See also the Cautionary Note Regarding Forward-Looking Statements section preceding Part I of this Annual Report on Form 10-K. For a comparison of the years ended December 31, 2023 and 2022, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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
We were formed on July 27, 2010, and we elected to be taxed, and conduct our operations to qualify, as a REIT for U.S. federal income tax purposes. We are externally managed by CMFT Management and, with respect to investments in securities and certain other investments of ours, our Investment Advisor, each of which is an affiliate of CIM Group, a vertically-integrated community-focused real estate and infrastructure owner, operator, lender and developer.
As of December 31, 2024, our loan portfolio consisted of 68 loans with a net book value of $3.4 billion, and investments in real estate-related securities of $345.8 million. The Company conducts and expects to continue to conduct its commercial real estate lending business through CLR, a Maryland statutory trust and subsidiary of the Company which we expect to be taxed as a REIT for U.S. federal income tax purposes. As of December 31, 2024, CLR holds a diversified portfolio of approximately $1.5 billion, which includes first mortgage loans with a net book value of $1.05 billion, CMBS with an estimated fair value of $241.3 million, and an investment in the Unconsolidated Joint Venture (as defined in Note 2 — Summary of Significant Accounting Policies — Investment in Unconsolidated Entities to the consolidated financial statements in this Annual Report on Form 10-K) with a carrying value of $171.8 million.
As of December 31, 2024, we owned 187 commercial real estate properties, which consisted of 176 retail properties, seven office properties, and four industrial properties, representing 16 industry sectors and comprising approximately 5.8 million rentable square feet of commercial space located in 36 states, with a net book value of $983.3 million. As of December 31, 2024, we owned condominium developments with a net book value of $64.9 million.
During the year ended December 31, 2024, we disposed of seven properties encompassing 430,000 gross rentable square feet, and 11 condominium units for total consideration of $128.0 million, as further discussed in Note 4 — Real Estate Assets to the consolidated financial statements in this Annual Report on Form 10-K.
Our operating results and cash flows are primarily influenced by interest income from our credit investments, rental and other property income from our commercial properties, interest expense on our indebtedness and credit investments and other operating expenses. In general, our business model is such that rising interest rates will correlate to increases in our net income, while declining interest rates will correlate to decreases in our net income. As of December 31, 2024, 95.1% of our CMBS and loans held-for-investment by carrying value earned a floating rate of interest, indexed to Secured Overnight Financing Rate (“SOFR”), and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. CMFT Management reviews our investment portfolio and is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary. In addition, as 100.0% of our rentable square feet was under lease, including any month-to-month agreements, as of December 31, 2024, with a weighted average remaining lease term of 10.5 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our manager regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, any available credit rating agency reports on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If our manager identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
Recent Developments
Macroeconomic Environment
The year 2024 was characterized by a mix of positive and challenging developments leading to continued volatility in global markets. Investor concerns over inflation, higher interest rates, slowing economic growth, political and regulatory uncertainty and geopolitical conditions have persisted.

Heightened inflation caused the Federal Reserve to raise interest rates in 2022 and 2023. Although the majority of our business model is such that elevated interest rates will, all else being equal, correlate to increases in our net income, increases in interest rates may adversely affect the ability of our existing borrowers to pay debt service, tenants and property values of our own portfolio and the assets that serve as collateral for our loans. The Federal Reserve began to decrease interest rates in the second half of 2024 and has indicated that it may continue to decrease interest rates in 2025. In a period of declining interest rates, our interest income on floating-rate investments may generally decrease, subject to the impact of interest rate floors in our investment portfolio.
In addition, the U.S. office sector has been adversely affected by the increase in remote working arrangements and, over the past several years, the retail sector has been adversely affected by electronic commerce. These negative factors have been considered in the determination of our CECL allowance. We may be required to record further increases to our current expected credit loss reserves in the future, depending on the performance of our portfolio and broader market conditions, and there may be volatility in the level of our CECL reserves, particularly if market conditions relevant to the office sector do not improve. Any such reserve increases are difficult to predict.
Operating Highlights and Key Performance Indicators
2024 Activity
Operating Results:
•Net loss attributable to the Company of $292.3 million, or $0.67 per share.
•Redeemed 7.3 million shares under the share redemption program for $45.0 million at an average price of $6.15 per share.
•Declared aggregate distributions of $0.45 per share.
Credit Portfolio Investment Activity:
•Originated $77.1 million of first mortgage loans.
•Funded $85.8 million in existing first mortgage loans.
•Invested $65.4 million in liquid corporate senior loans and sold liquid corporate senior loans for an aggregate gross sales price of $452.9 million, including $265.4 million as part of the Master Participation Agreement (as defined in Note 13 — Related-Party Transactions and Arrangements to the consolidated financial statements in this Annual Report on Form 10-K). The liquid corporate senior loans served as the initial positions for the formation of a CLO, in which we invested $27.6 million in a CLO subordinated note.
•Invested $78.7 million in corporate senior loans.
•Received principal repayments on loans held-for-investment of $479.2 million.
•Invested $24.9 million in CMBS, received principal repayments on CMBS of $107.4 million and sold CMBS for an aggregate gross sales price of $31.1 million.
•Funded an additional $58.7 million in NP JV Holdings (as defined in Note 2 — Summary of Significant Accounting Policies to the consolidated financial statements in this Annual Report on Form 10-K).
Real Estate Portfolio Investment Activity:
•Acquired two properties for an aggregate purchase price of $44.1 million.
•Disposed of seven properties for an aggregate sales price of $90.6 million.
•Disposed of 11 condominium units for an aggregate sales price of $37.4 million.
Financing Activity:
•Decreased total debt by $756.5 million, reducing our ratio of debt to total gross assets net of gross intangible lease liabilities to 62.6%.

Portfolio Information
The following table shows the net book value of our portfolio by investment type as of December 31, 2024 and 2023 (dollar amounts in thousands):

	As of December 31,
	2024			2023
	Asset Count	Net Book Value		Asset Count	Net Book Value
Loan Held-For-Investment
First mortgage loans	33	$3,466,929	72.7%	33	$3,648,351	61.0%
Liquid corporate senior loans	15	41,467	0.9%	237	537,990	9.0%
Corporate senior loans	20	254,617	5.3%	21	210,722	3.5%
Less: Current expected credit losses		(392,136)	(8.2)%		(132,598)	(2.2)%
Total loans held-for-investment and related receivable, net	68	3,370,877	70.7%	291	4,264,465	71.3%
Real Estate-Related Securities and Other
CMBS	16	396,819	8.3%	22	512,523	8.6%
CLO subordinated note	1	26,901	0.6%	—	—	—%
Equity securities	4	32,170	0.7%	1	42,999	0.7%
Less: Current expected credit losses		(110,062)	(2.3)%		(35,808)	(0.6)%
Total real estate-related securities and other, net	21	345,828	7.3%	23	519,714	8.7%
Real Estate
Total real estate assets and intangible lease liabilities, net	187	1,048,194	22.0%	192	1,195,276	20.0%
Total Investment Portfolio (1)(2)	271	$4,764,899	100.0%	506	$5,979,455	100.0%
____________________________________
(1)Table does not include our investment in the Unconsolidated Joint Venture (as defined in Note 2 — Summary of Significant Accounting Policies to the consolidated financial statements in this Annual Report on Form 10-K), which had a carrying value of $181.4 million, $171.8 million of which is held through CLR as of December 31, 2024.
(2)As of December 31, 2024, first mortgage loans with a net book value of $1.05 billion and CMBS with an estimated fair value of $241.3 million were held through CLR.
Credit Portfolio Information
The following table details overall statistics for our credit portfolio as of December 31, 2024 (dollar amounts in thousands):

	CRE Loans (1)(2)	Liquid Corporate Senior Loans	Real Estate Related Securities and Other (2)	Corporate Senior Loans
Number of investments (3)	33	15	21	20
Principal balance	$3,483,454	$42,717	$596,700	$258,816
Net book value	$3,085,104	$35,653	$345,828	$250,120
Unfunded loan commitments	$217,907	$—	—	$43,750
Weighted-average interest rate (4)	7.7%	9.9%	7.9%	10.5%
Weighted-average maximum years to maturity	2.3	3.7	5.0	3.5
____________________________________
(1)As of December 31, 2024, 95.5% of our loans by principal balance earned a floating rate of interest indexed to SOFR.
(2)Maximum maturity date assumes all extension options are exercised by the borrowers and assumes all relevant conditions are met for such extensions; however, our loans and CMBS may be repaid prior to such date.

(3)Table does not include our investment in the Unconsolidated Joint Venture (as defined in Note 2 — Summary of Significant Accounting Policies — Investment in Unconsolidated Entities to the consolidated financial statements in this Annual Report on Form 10-K), which had a carrying value of $181.4 million as of December 31, 2024.
(4)The weighted-average interest rate for variable rate investments is based on the relevant floating benchmark plus a spread.

As of December 31, 2024, our CRE loans had the following characteristics based on carrying values (dollar amounts in thousands):

Collateral Property Type	As of December 31, 2024
Office	$1,779,324	51.2%
Multifamily	1,023,514	29.5%
Industrial	331,269	9.6%
Hospitality	137,541	4.0%
Mixed Use	69,786	2.0%
Retail	64,677	1.9%
Self-Storage	60,818	1.8%
Total first mortgage loans	$3,466,929	100.0%
Less: current expected credit losses	(381,825)
Total first mortgage loans, net	$3,085,104

Geographic Location	As of December 31, 2024
South	$1,350,617	38.9%
West	1,009,262	29.1%
East	795,688	23.0%
Various	311,362	9.0%
Total first mortgage loans	$3,466,929	100.0%
Less: current expected credit losses	(381,825)
Total first mortgage loans, net	$3,085,104
Real Estate Portfolio Information
As of December 31, 2024, we owned 187 commercial real estate properties located in 36 states, the gross rentable square feet of which was 100.0% leased, including any month-to-month agreements, with a weighted average lease term remaining of 10.5 years. During the year ended December 31, 2024, we disposed of seven properties for an aggregate gross sales price of $90.6 million. Additionally, during the year ended December 31, 2024, we sold 11 condominium units for an aggregate gross sales price of $37.4 million.
The following table shows the property statistics of our real estate assets as of December 31, 2024 and 2023:

	As of December 31,
	2024	2023
Number of commercial properties	187	192
Rentable square feet (in thousands) (1)	5,821	6,153
Percentage of rentable square feet leased	100.0%	99.9%
Percentage of investment-grade tenants (2)	30.8%	33.8%
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

The following table summarizes our real estate acquisition activity during the year ended December 31, 2024. No properties were acquired during the year ended December 31, 2023.

As of December 31, 2024
Commercial properties acquired	2
Purchase price of acquired properties (in thousands)	$44,148
Rentable square feet (in thousands)	105
The following table shows the tenant diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2024:

			2024	2024	Percentage of
	Total	Leased	Annualized	Annualized	2024
	Number	Square Feet	Rental Income	Rental Income	Annualized
Tenant	of Leases (1)	(in thousands) (2)	(in thousands)	per Square Foot (2)	Rental Income
CVS	33	421	$8,852	$21.03	10%
Cabela’s	1	403	7,198	17.86	8%
United Oil	2	38	6,508	171.26	8%
Lowe’s	8	1,073	6,321	5.89	7%
Walgreens	11	162	3,884	23.98	5%
BJ's Wholesale Club, Inc.	2	225	3,270	14.53	4%
Valvoline Oil Change	1	162	3,060	18.89	4%
Tractor Supply	11	213	2,892	13.58	3%
Bob Evans	2	76	2,826	37.18	3%
AAA	1	120	2,811	23.43	3%
Other	61	2,928	38,668	13.21	45%
	133	5,821	$86,290	$14.82	100%
____________________________________
(1)     Includes leases which are master lease agreements.
(2)     Includes square feet of the buildings on land parcels subject to ground leases.

The following table shows the tenant industry diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2024:

			2024	2024	Percentage of
	Total	Leased	Annualized	Annualized	2024
	Number	Square Feet	Rental Income	Rental Income	Annualized
Industry	of Leases (1)	(in thousands) (2)	(in thousands)	per Square Foot (2)	Rental Income
Health and Personal Care Stores	44	584	$12,736	$21.81	15%
Manufacturing	7	1,009	10,320	10.23	12%
Sporting Goods, Hobby, and Musical Instrument Retailers	3	504	9,072	18.00	11%
Automotive Repair and Maintenance	9	312	7,603	24.37	9%
Gasoline Stations	5	52	7,272	139.85	8%
Warehouse Clubs, Supercenters, and Other General Merchandise Retailers	9	695	6,815	9.81	8%
Building Material and Supplies Dealers	8	1,073	6,321	5.89	7%
Grocery Stores	9	717	6,317	8.81	7%
Restaurants and Other Eating Places	11	110	4,492	40.84	5%
Lawn and Garden Equipment and Supplies Stores	12	278	4,301	15.47	5%
Other	16	487	11,041	22.67	13%
	133	5,821	$86,290	$14.82	100%
____________________________________
(1)     Includes leases which are master lease agreements.
(2)     Includes square feet of the buildings on land parcels subject to ground leases.
The following table shows the geographic diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2024:

			2024	2024	Percentage of
	Total	Rentable	Annualized	Annualized	2024
	Number of	Square Feet	Rental Income	Rental Income	Annualized
Location	Properties	(in thousands) (1)	(in thousands)	per Square Foot (1)	Rental Income
Ohio	18	1,120	$13,506	$12.06	16%
Illinois	10	634	7,238	11.42	8%
California	28	72	7,164	99.50	8%
Wisconsin	7	677	6,530	9.65	8%
Florida	9	601	6,167	10.26	7%
Texas	24	189	4,873	25.78	6%
Virginia	10	239	3,960	16.57	5%
Kentucky	3	188	3,632	19.32	4%
Nebraska	2	193	3,540	18.34	4%
New Jersey	3	146	3,523	24.13	4%
Other	73	1,762	26,157	14.85	30%
	187	5,821	$86,290	$14.82	100%
____________________________________
(1)     Includes square feet of the buildings on land parcels subject to ground leases.

The following table shows the property type diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2024:

			2024	2024	Percentage of
	Total	Rentable	Annualized	Annualized	2024
	Number of	Square Feet	Rental Income	Rental Income	Annualized
Property Type	Properties	(in thousands) (1)	(in thousands)	per Square Foot (1)	Rental Income
Retail	176	4,149	$67,911	$16.37	78%
Office	4	888	14,414	16.23	17%
Industrial	7	784	3,965	5.06	5%
	187	5,821	$86,290	$14.82	100%
____________________________________
(1)     Includes square feet of the buildings on land parcels subject to ground leases.
Leases
Although there are variations in the specific terms of the leases of our properties, the following is a summary of the general structure of our current leases. Generally, the leases of the properties acquired provide for initial terms of ten or more years and provide the tenant with one or more multi-year renewal options, subject to generally the same terms and conditions as the initial lease term. Certain leases also provide that in the event we wish to sell the property subject to that lease, we first must offer the lessee the right to purchase the property on the same terms and conditions as any offer which we intend to accept for the sale of the property. The properties are generally leased under net leases pursuant to which the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance, while certain of the leases require us to maintain the roof, structure and parking areas of the building. Additionally, certain leases provide for increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume. The leases of the properties provide for annual rental payments (payable in monthly installments) ranging from $47,000 to $3.1 million (average of $461,000). Certain leases provide for limited increases in rent as a result of fixed increases or increases in the consumer price index.
The following table shows lease expirations of our real estate portfolio, as of December 31, 2024, during each of the next ten years and thereafter, assuming no exercise of renewal options:

			2024
	Total	Leased	Annualized	2024	Percentage of
	Number	Square Feet	Rental Income	Annualized	2024
	of Leases	Expiring	Expiring	Rental Income	Annualized
Year of Lease Expiration	Expiring (1)	(in thousands) (2)	(in thousands)	per Square Foot (2)	Rental Income
2025	1	60	$1,018	$16.97	1%
2026	2	296	3,333	11.26	4%
2027	3	420	5,067	12.06	6%
2028	—	—	—	—	—%
2029	4	226	3,184	—	4%
2030	5	86	1,491	17.34	2%
2031	10	815	6,011	7.38	7%
2032	10	378	7,853	20.78	9%
2033	10	406	4,120	10.15	4%
2034	11	123	8,658	70.39	10%
Thereafter	77	3,011	45,555	15.13	53%
	133	5,821	$86,290	$14.82	100%
____________________________________
(1)     Includes leases which are master lease agreements.
(2)     Includes square feet of the buildings on land parcels subject to ground leases.

The following table shows the economic metrics of our real estate assets as of and for the years ended December 31, 2024 and 2023:

	2024	2023
Economic Metrics
Weighted-average lease term (in years) (1)	10.5	10.7
Lease rollover (1)(2):
Annual average	2.9%	2.5%
Maximum for a single year	5.9%	5.6%
____________________________________
(1)Based on annualized rental income of our real estate portfolio as of December 31, 2024 and 2023.
(2)Through the end of the next five years as of the respective reporting date.
Results of Operations
Overview
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate in general, such as inflation and heightened interest rates and the imposition of tariffs and other changes to trade policy in the U.S. and other jurisdictions, that may reasonably be expected to have a material impact on our results from the acquisition, management and operation of properties and credit investments other than those listed in Part I, Item 1A. Risk Factors.
For a comparison of the years ended December 31, 2023 and 2022, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Our operating segments include Credit and Real Estate. Refer to Note 18 — Segment Reporting to our consolidated financial statements in this Annual Report on Form 10-K for further discussion of our operating segments.

The following table compares our summarized results of operations for the years ended December 31, 2024 and 2023 by operating segment (amounts in thousands):

	For the Year Ended December 31,
	2024	2023	Change
Revenues:
Credit Segment	$389,988	$453,480	$(63,492)
Real Estate Segment	93,525	115,056	(21,531)
Corporate	387	323	64
	483,900	568,859	(84,959)
Expenses:
Credit Segment	603,837	412,341	191,496
Real Estate Segment	122,779	105,874	16,905
Corporate	51,802	58,126	(6,324)
	778,418	576,341	202,077
Other (expense) income:
Credit Segment	(10,034)	(17,674)	7,640
Real Estate Segment	2,268	44,159	(41,891)
Corporate	9,994	9,083	911
	2,228	35,568	(33,340)
Net (loss) income	(292,290)	28,086	(320,376)
Net income allocated to non-controlling interest	11	8	3
Net (loss) income attributable to the Company	$(292,301)	$28,078	$(320,379)
Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023
Credit Segment
Revenues
The decrease in our Credit segment revenues of $63.5 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023, was primarily due to the suspension of interest income on three of our risk-rated 5 first mortgage loans with a carrying value of $373.8 million that were placed on nonaccrual status and were past due on their interest payments as of December 31, 2024, as well as a decrease in the overall size of our investment portfolio and a decline in interest rates during the year ended December 31, 2024. As of December 31, 2024, we held credit investments with an outstanding principal balance of $4.4 billion compared to credit investments with an outstanding principal of $5.1 billion as of December 31, 2023.
Expenses
Expenses for our Credit segment consist primarily of interest expense, increases (decreases) to our provision for credit losses, management fees, and general and administrative expenses. The increase in our Credit segment expenses of $191.5 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023, was primarily due to a $208.5 million increase in the provision for credit losses, primarily due to the asset-specific credit loss provision on funded and unfunded commitments recognized on seven of the Company’s first mortgage loan investments and the increase in provision for credit loss related to two CMBS positions that was recognized due to a decline in the underlying collateral value during the year ended December 31, 2024.
Other Expense
Other expense for our Credit segment consists of gain on investment in unconsolidated entities, unrealized (loss) gain on equity securities, and loss on extinguishment of debt, along with dividend income from our equity securities. The decrease in our Credit segment other expense of $7.6 million during the year ended December 31, 2024, as compared to the same period in 2023, was primarily due to a $25.2 million decrease in other (expense) income, net, driven by a $36.4 million decrease in loss on sale of CMBS during the year ended December 31, 2024, as compared to the same period in 2023, partially offset by a $13.7 million increase in loss on sale of liquid corporate senior loans during the year ended December 31, 2024, as compared to the same period in 2023. The decrease in other expense was further driven by a $1.9 million increase in gain on investment in unconsolidated entities and a decrease of $1.2 million in loss on extinguishment of debt during the year ended December 31, 2024, as compared to the same period in 2023. The decrease in other expense was partially offset by a $15.9 million unrealized loss on equity securities during the year ended December 31, 2024, compared to a $4.8 million unrealized gain on equity securities during the year ended December 31, 2023.
Real Estate Segment
Revenues
The decrease in our Real Estate segment revenues of $21.5 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023, was primarily due to the disposition of seven properties subsequent to December 31, 2023 and the disposition of 188 properties during the year ended December 31, 2023. Refer to “Same Store Analysis” below for a further discussion of net operating income at our “same store properties”.
Expenses
The increase in our Real Estate segment expenses of $16.9 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023, was primarily due to an increase in impairment charges of $31.8 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023, as ten properties were deemed to be impaired during the year ended December 31, 2024, due to sales prices or revised cash flow estimates that were less than their respective carrying values, resulting in impairment charges of $52.2 million, as compared to six properties that were deemed to be impaired during the year ended December 31, 2023, resulting in impairment charges of $20.4 million. The increase was partially offset by the disposition of seven properties subsequent to December 31, 2023. Refer to “Same Store Analysis” below for a further discussion of net operating income at our “same store properties”.
Other Income
Other income for our Real Estate segment primarily consists of gain on disposition of real estate, loss on extinguishment of debt and other income. The decrease in our Real Estate segment other income of $41.9 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023, was primarily due to the disposition of seven properties resulting in a net gain of $1.9 million during the year ended December 31, 2024, compared to the disposition of 188 properties resulting in a net gain of $44.4 million during the year ended December 31, 2023.
Corporate and Other
Revenues
Our corporate revenues, which consist primarily of rental income from our condominium and rental units acquired via foreclosure, did not meaningfully change during the year ended December 31, 2024 as compared to the year ended December 31, 2023.
Expenses
Our corporate expenses consist primarily of general and administrative expenses, expense reimbursements to related parties, interest expense, net related to our credit facilities, and property operating expenses and impairment on our condominium and rental units acquired via foreclosure. The decrease in corporate expenses of $6.3 million during the year ended December 31, 2024 as compared to the year ended December 31, 2023, was partially due to a $5.6 million decrease in impairment charges related to condominium units during the year ended December 31, 2024, as compared to the year ended December 31, 2023, and a decrease in interest expense, net of $4.3 million, driven by the pay down and termination of the credit agreement with JPMorgan Chase Bank, N.A. and PNC Bank, N.A. (the “CMFT Credit Facility”) and the paydown and termination of the variable rate debt assumed by the Company upon completing the January 2021 foreclosure of assets which previously secured the Company's mezzanine loans (the “Assumed Variable Rate Debt”) during the year ended December 31, 2023. The decrease was further driven by a $3.4 million decrease in transaction-related expenses driven by a tax settlement related to the Company’s condominium units during the year ended December 31, 2023. In addition, we saw a decrease in property operating expenses of $1.9 million, primarily driven by decreased condominium-related legal expenses during the year ended December 31, 2024 as compared to the year ended December 31, 2023. The decrease was partially offset by an increase in general and administrative expenses of $8.9 million, primarily in connection with restricted stock unit related expenses recorded during the year ended December 31, 2024 as well as an increase in escrow and trustee fees and a non-recurring increase in taxes.

Other Income
The increase in corporate other income of $911,000 during the year ended December 31, 2024, as compared to the year ended December 31, 2023, was primarily driven by a decrease of $4.4 million in loss on extinguishment of debt during the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily in connection with the paydown and termination of the CMFT Credit Facility and the refinanced Assumed Variable Rate Debt. The increase was further driven by the disposition of 11 condominium units resulting in a net gain of $4.8 million during year ended December 31, 2024, compared to the disposition of 18 condominium units resulting in a net gain of $3.6 million during the year ended December 31, 2023. The increase was partially offset by a decrease in other (expense) income, net of $4.7 million primarily due to a decrease in interest income generated by decreased short-term liquid investments included in cash and cash equivalents on the consolidated balance sheets during the year ended December 31, 2024, as compared to the year ended December 31, 2023.
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

Comparison of the Years Ended December 31, 2024 and 2023
The following table reconciles our Real Estate segment net (loss) income, calculated in accordance with GAAP, to net operating income (in thousands):

	Total
	For the Year Ended December 31,
	2024	2023	Change
Net (loss) income	$(26,986)	$53,341	$(80,327)
Loss on extinguishment of debt	—	1,192	(1,192)
Other (expense) income, net	(413)	4,380	(4,793)
Gain on disposition of real estate and condominium developments, net	(1,855)	(49,731)	47,876
Real estate impairment	52,243	20,404	31,839
Depreciation and amortization	31,981	42,532	(10,551)
Transaction-related expenses	—	10	(10)
Management fees	8,218	10,702	(2,484)
General and administrative expenses	399	709	(310)
Interest expense, net	23,248	22,884	364
Net operating income	$86,835	$106,423	$(19,588)
A total of 185 properties were acquired before January 1, 2023 and represent our “same store” properties during the years ended December 31, 2024 and 2023. “Non-same store” properties, for purposes of the table below, include properties acquired or disposed of on or after January 1, 2023.
The following table details the components of our Real Estate segment net operating income broken out between same store and non-same store properties (in thousands):

	Total			Same Store			Non-Same Store
	For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,
	2024	2023	Change	2024	2023	Change	2024	2023	Change
Rental and other property income	$93,525	$115,056	$(21,531)	$87,370	$87,462	$(92)	$6,155	$27,594	$(21,439)

Property operating expenses	3,639	5,203	(1,564)	3,054	3,171	(117)	585	2,032	(1,447)
Real estate tax expenses	3,051	3,430	(379)	2,547	2,732	(185)	504	698	(194)
Total property operating expenses	6,690	8,633	(1,943)	5,601	5,903	(302)	1,089	2,730	(1,641)

Net operating income	$86,835	$106,423	$(19,588)	$81,769	$81,559	$210	$5,066	$24,864	$(19,798)
Net Operating Income
Same store property net operating income remained relatively consistent during the year ended December 31, 2024, as compared to the year ended December 31, 2023.
Non-same store property net operating income decreased $19.8 million during the year ended December 31, 2024, as compared to the year ended December 31, 2023. The decrease was primarily due to the disposition of seven properties subsequent to December 31, 2023 in addition to the disposition of 188 properties during the year ended December 31, 2023.
Distributions
Our Board authorizes distributions on a quarterly basis, which are paid out on a monthly basis.
Our Board authorized the following monthly distribution amounts per share, payable to stockholders as of the record date for the applicable month, for the periods indicated below:

Period Commencing	Period Ending	Monthly Distribution Amount
January 2022	September 2022	$0.0305
October 2022	December 2022	$0.0339
January 2023	September 2023	$0.0350
October 2023	December 2023	$0.0367
January 2024	December 2024	$0.0375
January 2025	June 2025	$0.0283
As of December 31, 2024, we had distributions payable of $16.5 million.
The following table presents distributions and source of distributions for the periods indicated below (dollar amounts in thousands):

	Year Ended December 31,
	2024		2023
	Amount	Percent	Amount	Percent
Distributions paid in cash	$154,040	78%	$141,818	77%
Distributions reinvested	42,635	22%	42,879	23%
Total distributions	$196,675	100%	$184,697	100%
Source of distributions:
Net cash provided by operating activities (1) (2)	$196,675	100%	$184,697	100%
Total sources	$196,675	100%	$184,697	100%
____________________________________
(1)Net cash provided by operating activities for the years ended December 31, 2024 and 2023 was $161.2 million and $223.8 million, respectively.
(2)Our distributions covered by cash flows for the year ended December 31, 2024 include cash flows from operating activities in excess of distributions from prior periods of $35.4 million. We have paid, and may continue to pay, some of our distributions from sources other than cash flows from operations, including proceeds from asset sales, proceeds from loan repayments, and borrowings. Distributions at any point in time may not reflect the current performance of our assets or our current operating cash flows.
Share Redemptions
During the year ended December 31, 2024, we received valid redemption requests under our share redemption program totaling approximately 151.9 million shares, of which we redeemed approximately 5.6 million shares as of December 31, 2024 for $33.9 million (at an average redemption price of $6.09 per share) and approximately 1.8 million shares subsequent to December 31, 2024 for $11.1 million (at an average redemption price of $6.09 per share). The remaining redemption requests relating to approximately 144.5 million shares went unfulfilled. During the year ended December 31, 2023, we received valid redemption requests under our share redemption program totaling approximately 110.2 million shares, of which we redeemed approximately 5.2 million shares as of December 31, 2023 for $33.9 million (at an average redemption price of $6.57 per share) and approximately 1.7 million shares subsequent to December 31, 2023 for $11.0 million (at an average redemption price of $6.31 per share). The remaining redemption requests relating to approximately 103.3 million shares went unfulfilled.
See the discussion of our share redemption program in Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Share Redemption Program in this Annual Report on Form 10-K.
Liquidity and Capital Resources
General
We expect to utilize proceeds from net cash provided by operations, cash proceeds from the sale of credit investments, principal payments received on credit investments, cash proceeds from real estate asset dispositions, proceeds from the Secondary DRIP Offering, proceeds from the sale of subsidiary equity, distributions from certain investments, as well as secured or unsecured borrowings from banks and other lenders to finance our future acquisitions and loan originations, repayment of certain indebtedness, distributions, redemptions and for general corporate uses. The sources of our operating cash flows will primarily be provided by interest income from our portfolio of credit investments and the rental and other property income received from current and future leased properties.
Sources of Liquidity
Our primary sources of liquidity include cash and cash equivalents and available borrowings under our debt facilities, which are set forth in the following table (in thousands):

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$181,291	$247,500
Unused borrowing capacity (1)	91,786	100,138
	$273,077	$347,638
____________________________________
(1)Reflects the total borrowing capacity approved by the lenders related to the assets pledged as collateral, less the drawn amount.
See Note 10 — Repurchase Facilities, Notes Payable and Credit Facilities to our consolidated financial statements in this Annual Report on Form 10-K for additional details regarding our repurchase facilities, notes payable and credit facilities. The following table details our outstanding financing arrangements and borrowing capacity as of December 31, 2024 (in thousands):

	Portfolio Financing Outstanding Principal Balance	Maximum Capacity (1)
Notes payable – variable rate debt	$606,452	$606,452
ABS mortgage notes	758,520	758,520
Credit facilities	124,500	318,000
Repurchase facilities	1,693,142	3,054,030	(2)
Total portfolio financing	$3,182,614	$4,737,002
___________________________________
(1)Subject to borrowing availability.
(2)Facilities under the J.P. Morgan Repurchase Facility carry no maximum facility size.
Variance between Average and Quarter-End Repurchase Facility Borrowings Outstanding
The following table compares the average amount outstanding under our Repurchase Facilities (as defined in Note 10 — Repurchase Facilities, Notes Payable and Credit Facilities to our consolidated financial statements in this Annual Report on Form 10-K) during each quarter and the amount outstanding as of the end of each quarter, together with an explanation of significant variances (amounts in thousands):

Quarter Ended	Quarter-End Balance	Weighted-Average Balance During Quarter	Variance
December 31, 2023	$2,067,264	$2,212,706	$(145,442)	(1)
March 31, 2024	$2,028,944	$2,065,339	$(36,395)
June 30, 2024	$1,929,204	$1,975,822	$(46,618)
September 30, 2024	$1,810,749	$1,888,858	$(78,109)
December 31, 2024	$1,693,142	$1,779,490	$(86,348)	(2)
____________________________________
(1)Variance driven by late quarter timing of CMBS sales and debt pay downs primarily in connection with the amended and restated Master Repurchase Agreement with Barclays Bank PLC (as described in further detail in Note 10 — Repurchase Facilities, Notes Payable and Credit Facilities to our consolidated financial statements in this Annual Report on Form 10-K).
(2)Variance driven by late quarter timing of CMBS sales and debt pay downs, primarily in connection with the Master Repurchase agreement with Wells Fargo Bank, N.A and the amended and restated Master Repurchase Agreement with Barclays Bank PLC (as described in further detail in Note 10 — Repurchase Facilities, Notes Payable and Credit Facilities to our consolidated financial statements in this Annual Report on Form 10-K).

Capital Resources
Our principal demands for funds will be for the acquisition or origination of credit investments and real estate, and the payment of tenant improvements, acquisition-related expenses, operating expenses, distributions, redemptions and interest and principal on current and any future debt financings, including principal repayments of $1.7 billion within the next 12 months, $104.0 million of which has a rolling term that resets monthly, as further discussed in Note 10 — Repurchase Facilities, Notes Payable and Credit Facilities to our consolidated financial statements in this Annual Report on Form 10-K.
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
Contractual Obligations
As of December 31, 2024, we had debt outstanding with a carrying value of $3.2 billion and a weighted average interest rate of 5.5%. See Note 10 — Repurchase Facilities, Notes Payable and Credit Facilities to our consolidated financial statements in this Annual Report on Form 10-K for certain terms of our debt outstanding, including extension options.
Our contractual obligations as of December 31, 2024 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Unfunded loan commitments (2)	$261,657	$3,735	$154,785	$92,361	$10,776
Principal payments — variable rate debt	606,452	190,926	369,686	45,840	—
Principal payments — ABS mortgage notes	758,520	—	—	303,408	455,112
Principal payments — credit facilities	124,500	—	12,500	112,000	—
Principal payments — repurchase facilities	1,693,142	1,505,249	187,893	—	—
Interest payments (3)	314,687	142,163	119,041	32,408	21,075
Total	$3,758,958	$1,842,073	$843,905	$586,017	$486,963
____________________________________
(1)The table does not include amounts due to CMFT Management or its affiliates pursuant to our Management Agreement because such amounts are not fixed and determinable.
(2)Comprised of our unfunded loan commitments to provide additional CRE loan, corporate senior loan and liquid corporate senior loan financing as of December 31, 2024. The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the final maturity date; however, we may be obligated to fund these commitments earlier than such date. This table does not include $33.9 million of unfunded commitments related to the NewPoint JV (as defined in Note 2 — Summary of Significant Accounting Policies — Investment in Unconsolidated Entities to the consolidated financial statements in this Annual Report on Form 10-K). In addition, the table does not include $1.2 million of unsettled liquid corporate senior loan acquisitions, which is included in cash and cash equivalents on the accompanying consolidated balance sheet.
(3)Interest payments on the variable rate debt, credit facilities and repurchase facilities have been calculated based on outstanding balances as of December 31, 2024 through their respective maturity dates. This is only an estimate as actual amounts borrowed and interest rates could vary over time.
We expect to incur additional borrowings in the future to acquire additional properties and credit investments. There is no limitation on the amount we may borrow against any single improved property. As of December 31, 2024, our ratio of debt to total gross assets net of gross intangible lease liabilities was 62.6%.

Cash Flow Analysis
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Operating Activities. Net cash provided by operating activities decreased by $62.5 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The decrease was primarily due to a net decrease in credit investments of $717.8 million, and decreased interest income as a result of our three first mortgage loans that were placed on nonaccrual status and were past due on their interest payments as of December 31, 2024, along with a decline in interest rates during the year ended December 31, 2024. The decease was further driven by the dispositions of seven properties subsequent to December 31, 2023. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. For the year ended December 31, 2024, net cash provided by investing activities increased by $161.1 million, as compared to the year ended December 31, 2023. The change was primarily due to $627.3 million of net proceeds from loans held-for-investment during the year ended December 31, 2024, as compared to the $342.4 million net investment in loans held-for-sale during the year ended December 31, 2023. The change was further driven by $85.9 million of net proceeds from real estate-related securities and other during the year ended December 31, 2024, as compared to the $26.3 million net investment in real estate-related securities and other during the year ended December 31, 2023. The change was offset by a decrease in net proceeds from real estate assets and condominium units of $892.3 million, as the Company disposed of seven properties and 11 condominium units during the year ended December 31, 2024, as compared to 188 properties and 18 condominium units disposed of during the same period in 2023.
Financing Activities. For the year ended December 31, 2024, net cash used in financing activities increased by $257.9 million. The change was primarily due to net repayments on the repurchase facilities, notes payable and credit facilities of $756.5 million during the year ended December 31, 2024, as compared to net repayments on the repurchase facilities, notes payable and credit facilities of $505.8 million during the year ended December 31, 2023.
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
Conflicts of Interest
Richard S. Ressler, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM Group and is an officer/director of certain of its affiliates, is the vice president of our manager. Through his affiliation with Orchard Capital Corporation, Mr. Ressler chairs the executive committee of Orchard First Source Asset Management Holdings,

LLC, the holding Company of our Investment Advisor. Additionally, one of our directors, Jason Schreiber, is an employee of CIM Group. Nathan D. DeBacker, our chief financial officer, principal accounting officer and treasurer, is an employee of CIM Group, the vice president of our manager, and is an officer of certain of its affiliates. As such, there may be conflicts of interest where CMFT Management or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for CIM Group or another program sponsored or operated by affiliates of our manager, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management, among others. The compensation arrangements between affiliates of CMFT Management and these other real estate programs sponsored or operated by affiliates of our manager could influence the advice provided to us. See Part I, Item 1. Business — Conflicts of Interest and Part I, Item 1A. Risk Factors — Risks Related to Conflicts of Interest of this Annual Report on Form 10-K.
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
Current Expected Credit Losses
The current expected credit loss is our current estimate of potential credit losses related to our loans held-for-investment, CMBS and CLO subordinated note. We estimate our CECL reserve for our senior loans and mezzanine loans primarily using the Weighted Average Remaining Maturity method, which has been identified as an acceptable method for estimating CECL reserves in the Financial Accounting Standards Board Staff Q&A Topic 326, No. 1. For our liquid corporate senior loans and corporate senior loans, we use a probability of default and loss given default method. CMBS and CLO subordinated note credit losses, if any, are estimated by calculating the difference between (i) the present value of estimated cash flows expected to be collected from the security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to (ii) the net amortized cost basis of the security.
The risks and uncertainties involved in applying the principles related to CECL reserves include, but are not limited to, the following:
•The historical loan loss data used in estimating our CECL reserve. To estimate the historical loan losses relevant to our portfolio, we have utilized historical loan performance with market loss data from 1998 through 2024. Within this database, we focused on the applicable subset of available loan data, which we determined based on loan metrics that are most comparable to our loan portfolio including asset type, loan structure, credit rating and years to maturity;
•The expected repayments over the contractual term of each loan, CMBS and CLO subordinated note. As part of our quarterly review of our loan and CMBS portfolios, we assess the expected repayment date of each position, which is used to determine the contractual term for purposes of computing our CECL reserve;
•The current credit quality and performance expectations of our loan, CMBS and CLO subordinated note portfolios, as well as market conditions over the relevant time period and its impact on our portfolios are estimated by management; and
•The expectations of performance and market conditions. Our CECL reserve is adjusted to reflect our estimation of the current and future economic conditions that impact the performance of the commercial real estate assets securing our loans. These estimations include unemployment rates, interest rates, inflation, and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for our loans during their anticipated term. In addition to the CRE data we have licensed from Trepp LLC, we have also licensed certain macroeconomic financial forecasts to inform our view of the potential future impact that broader economic conditions may have on our loan portfolio’s performance. We may also incorporate information from other sources, including information and opinions available to our Investment Advisor, to further inform these estimations. This process requires significant judgments about future events that, while based on the information available to us as of the balance sheet date, are ultimately indeterminate and the actual economic condition impacting our portfolios could vary significantly from the estimates we made as of December 31, 2024.
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
As of December 31, 2024, we had an aggregate of $2.4 billion of variable rate debt, excluding any debt subject to interest rate swap agreements and interest rate cap agreements, and therefore, we are exposed to interest rate changes in SOFR. As of December 31, 2024, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $12.1 million per year.
As the information presented above includes only those exposures that existed as of December 31, 2024, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2024.
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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2024 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2024, were effective at a reasonable assurance level.
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
Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
During the three months ended December 31, 2024, none of our directors or officers, as defined in Section 16 of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K of the Exchange Act.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be presented in our definitive proxy statement for our 2025 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item will be presented in our definitive proxy statement for our 2025 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be presented in our definitive proxy statement for our 2025 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be presented in our definitive proxy statement for our 2025 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will be presented in our definitive proxy statement for our 2025 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

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
Exhibits
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2024 (and are numbered in accordance with Item 601 of Regulation S-K).

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of August 30, 2020, by and among CIM Real Estate Finance Trust, Inc., Thor II Merger Sub, LLC and Cole Office & Industrial REIT (CCIT II), Inc.	8-K	000-54939	2.1	8/31/2020
2.1.1	Amendment to Agreement and Plan of Merger, dated as of October 22, 2020, by and among CIM Real Estate Finance Trust, Inc., Thor II Merger Sub, LLC and Cole Office & Industrial REIT (CCIT II), Inc.	8-K	000-54939	2.3	10/28/2020
2.1.2	Amendment to Agreement and Plan of Merger, dated as of October 24, 2020, by and among CIM Real Estate Finance Trust, Inc., Thor II Merger Sub, LLC and Cole Office & Industrial REIT (CCIT II), Inc.	8-K	000-54939	2.4	10/28/2020
2.2	Agreement and Plan of Merger, dated as of August 30, 2020, by and among CIM Real Estate Finance Trust, Inc., Thor III Merger Sub, LLC and Cole Office & Industrial REIT (CCIT III), Inc.	8-K	000-54939	2.2	8/31/2020
2.2.1	Amendment No. 1 to Agreement and Plan of Merger, dated as of November 3, 2020, by and among CIM Real Estate Finance Trust, Inc., Thor III Merger Sub, LLC and Cole Office & Industrial REIT (CCIT III), Inc.	8-K	000-54939	2.1	11/4/2020
2.3	Agreement and Plan of Merger, dated as of August 30, 2020, by and among CIM Real Estate Finance Trust, Inc., Thor V Merger Sub, LLC and Cole Credit Property Trust V, Inc.	8-K	000-54939	2.3	8/31/2020
2.3.1	Amendment to Agreement and Plan of Merger, dated as of October 22, 2020, by and among CIM Real Estate Finance Trust, Inc., Thor V Merger Sub, LLC and Cole Credit Property Trust V, Inc.	8-K	000-54939	2.1	10/28/2020
2.3.2	Amendment to Agreement and Plan of Merger, dated as of October 24, 2020, by and among CIM Real Estate Finance Trust, Inc., Thor V Merger Sub, LLC and Cole Credit Property Trust V, Inc.	8-K	000-54939	2.2	10/28/2020
2.3.3	Amendment No. 3 to Agreement and Plan of Merger, dated as of October 29, 2020, by and among CIM Real Estate Finance Trust, Inc., Thor V Merger Sub, LLC and Cole Credit Property Trust V, Inc.	8-K	000-54939	2.1	11/2/2020
2.4	Agreement and Plan of Merger, dated as of September 21, 2021, by and among CIM Real Estate Finance Trust, Inc., Cypress Merger Sub, LLC and CIM Income NAV, Inc.	8-K	000-54939	2.1	9/22/2021
3.1	Articles of Amendment and Restatement of CIM Real Estate Finance Trust, Inc.	8-K	000-54939	3.1	8/20/2019
3.2	Second Amended and Restated Bylaws of CIM Real Estate Finance Trust, Inc.	10-K	000-54939	3.2	3/28/2023
4.1	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	000-54939	4.1	3/30/2020
4.2	Second Amended and Restated Distribution Reinvestment Plan.	8-K	000-54939	4.1	5/1/2020
4.2.1	Supplemental Indenture No. 1 to the Master Indenture, dated as of July 30, 2024, by and among CMFT Net Lease Master Issuer LLC, as issuer, and Citibank, N.A., as indenture trustee.	10-Q	000-54939	4.2.1	8/14/2024
4.3	Master Indenture, dated as of July 28, 2021, by and among CMFT Net Lease Master Issuer, LLC, as issuer, and Citibank N.A., as indenture trustee.	8-K	000-54939	4.1	8/3/2021
4.3.1	Supplemental Indenture No. 1 to the Master Indenture, dated as of July 30, 2024, by and among CMFT Net Lease Master Issuer LLC, as issuer, and Citibank, N.A., as indenture trustee.	10-Q	000-54939	4.2.1	8/14/2024
4.4	Series 2021-1 Indenture Supplement, dated as of July 28, 2021, by and among CMFT Net Lease Master Issuer, LLC, as issuer, and Citibank N.A., as indenture trustee.	8-K	000-54939	4.2	8/3/2021
10.1	Second Amended and Restated Management Agreement by and between CIM Real Estate Finance Trust, Inc. and CIM Real Estate Finance Management, LLC, dated March 22, 2023.	10-K	000-54939	10.1	3/28/2023
10.2	Amended and Restated Agreement of Limited Partnership of Cole Operating Partnership IV, LP, by and between Cole Credit Property Trust IV, Inc. and the limited partners thereto.	S-11	333-169533	10.2	1/24/2012
10.3	First Amendment to the Amended and Restated Agreement of Limited Partnership of CIM Real Estate Finance Operating Partnership, LP, dated August 15, 2019.	8-K	000-54939	10.2	8/20/2019
10.4	Credit and Security Agreement, dated December 31, 2019, by and between CMFT Corporate Credit Securities, LLC, as borrower, CMFT Securities Investments, LLC, as collateral manager and equityholder, the lenders from time to time party thereto, Citibank, N.A., as administrative agent, Citibank, N.A. (acting through its Agency & Trust division), as custodian and as collateral agent, and Virtus Group, LP, as collateral administrator.	8-K	000-54939	10.1	1/7/2020
10.4.1	Amendment No. 1 to Credit and Security Agreement, dated March 19, 2020, by and between CMFT Corporate Credit Securities, LLC, as borrower, CMFT Securities Investments, LLC, as collateral manager and equityholder, Citibank, N.A., as administrative agent and as lender, Citibank, N.A. (acting through its Agency & Trust division), as collateral custodian and as collateral agent, and Virtus Group, LP, as collateral administrator.	8-K	000-54939	10.1	3/24/2020
10.4.2	Amendment No. 2 to Credit and Security Agreement, dated October 4, 2021, by and between CMFT Corporate Credit Securities, LLC, as borrower, CMFT Securities Investments, LLC, as collateral manager and equityholder, Citibank, N.A., as administrative agent and as lender, Citibank, N.A. (acting through its Agency & Trust division), as collateral custodian and as collateral agent, and Virtus Group, LP, as collateral administrator.	8-K	000-54939	10.1	10/8/2021
10.4.3	Amendment No. 3 to Credit and Security Agreement, dated June 23, 2022, by and between CMFT Corporate Credit Securities, LLC, as borrower, CMFT Securities Investments, LLC, as collateral manager and equityholder, Citibank, N.A., as administrative agent and as lender, Citibank, N.A. (acting through its Agency & Trust division), as collateral custodian and as collateral agent, and Virtus Group, LP, as collateral administrator.	8-K	000-54939	10.1	6/29/2022
10.4.4	Amendment No. 4 and Waiver of Credit and Security Agreement, dated August 29, 2024, by and between CMFT Corporate Credit Securities, LLC, as borrower, CMFT Securities Investments, LLC, as collateral manager and equityholder, Citibank, N.A., as administrative agent and as lender, Citibank, N.A. (acting through its Agency & Trust division), as collateral custodian and as collateral agent, and Virtus Group, LP, as collateral administrator.	8-K	000-54939	10.1	9/5/2024
10.5+	Amended and Restated CIM Real Estate Finance Trust, Inc. 2022 Equity Incentive Plan.	10-Q	000-54939	10.5	8/12/2022
10.6+	CIM Real Estate Finance Trust, Inc. 2024 Manager Equity Incentive Plan	8-K	000-54939	10.1	1/12/2024
10.7	Investment Advisory and Management Agreement by and between CMFT Securities Investments, LLC and CIM Capital IC Management, LLC, dated December 6, 2019.	8-K	000-54939	10.1	12/12/2019
10.8	Sub-Advisory Agreement by and between CIM Capital IC Management, LLC and OFS Capital Management, LLC, dated December 6, 2019.	8-K	000-54939	10.2	12/12/2019
10.9+	Form of Indemnification Agreement.	8-K	000-54939	10.1	8/14/2020
10.10	Amended and Restated Master Repurchase Agreement, dated December 19, 2023, by and between CMFT RE Lending RF Sub CB, LLC, and Citibank, N.A.	8-K	000-54939	10.1	12/26/2023
10.10.1*	Amended and Restated Master Repurchase Agreement dated March 5, 2025, by and between CMFT RE Lending RF Sub CB, LLC, and Citibank, N.A.
10.11	Master Repurchase Agreement, dated December 19, 2023, by and between CLR RE Lending RF Sub CB, LLC and Citibank, N.A.	8-K	000-54939	10.2	12/26/2023
10.12	Guaranty, dated as of June 4, 2020, by CIM Real Estate Finance Trust, Inc. for the benefit of Citibank, N.A.	8-K	000-54939	10.2	6/9/2020
10.13	Guaranty, dated as of July 28, 2021, by CIM Real Estate Finance Operating Partnership, LP for the benefit of Citibank N.A., as indenture trustee.	8-K	000-54939	10.1	8/3/2021
10.14	Guaranty, dated as of December 19, 2023, by CIM Real Estate Finance Trust, Inc. and CIM Commercial Lending REIT for the benefit of Citibank, N.A.	8-K	000-54939	10.3	12/26/2023
10.15	Amended and Restated Master Repurchase Agreement, dated December 4, 2023, by and between CMFT RE Lending RF Sub BB, LLC and Barclays Bank PLC.	8-K	000-54939	10.1	12/8/2023
10.16	Master Repurchase Agreement, dated December 4, 2023, by and between CLR RE Lending RF Sub BB, LLC and Barclays Bank PLC.	8-K	000-54939	10.2	12/8/2023
10.17	Guaranty, dated as of September 21, 2020, by CIM Real Estate Finance Trust, Inc. for the benefit of Barclays Bank PLC.	8-K	000-54939	10.2	9/24/2020
10.18	Guaranty, dated as of December 4, 2023, by CIM Real Estate Finance Trust, Inc. and CIM Commercial Lending REIT for the benefit of Barclays Bank PLC.	8-K	000-54939	10.3	12/8/2023
10.19	Master Repurchase Agreement, dated May 20, 2021, by and between CMFT RE Lending RF Sub WF, LLC and Wells Fargo Bank, N.A.	8-K	000-54939	10.1	5/26/2021
10.19.1	First Amendment to Master Repurchase Agreement, dated October 28, 2021, by and between CMFT RE Lending RF Sub WF, LLC and Wells Fargo Bank, N.A.	8-K	000-54939	10.1	11/3/2021
10.19.2	Second Amendment to Master Repurchase Agreement, dated March 4, 2022, by and between CMFT RE Lending RF Sub WF, LLC and Wells Fargo Bank, N.A.	8-K	000-54939	10.1	3/10/2022
10.19.3	Third Amendment to Master Repurchase and Securities Contract and Termination of Preferred Equity Related Pledge and Security Agreement, dated August 31, 2022, by and among CMFT RE Lending RF Sub WF, LLC, as seller, Wells Fargo Bank, N.A., as buyer, and CMFT Securities Investments, LLC, and preferred equity pledgor.	8-K	000-54939	10.1	9/7/2022
10.20	Guaranty and Subordination Agreement, dated as of May 20, 2021, by CIM Real Estate Finance Trust, Inc. for the benefit of Wells Fargo Bank, N.A.	8-K	000-54939	10.2	5/26/2021
10.21	Loan and Servicing Agreement, dated as of March 16, 2022, among CMFT RE Lending Sub MM Holdco, LLC, as Holdings, CMFT RE Lending Sub MM, LLC, as the Borrower, Massachusetts Mutual Life Insurance Company and the other lenders from time to time party hereto, Trimont Real Estate Advisors, LLC, as the Administrative Agent, Massachusetts Mutual Life Insurance Company, as the Facility Servicer, and CMFT RE Lending Sub MM, LLC, as the Portfolio Asset Servicer.	10-Q	000-54939	10.6	8/12/2022
10.22	Loan and Security Agreement, dated as of June 16, 2023, by and among CMFT RE Lending Sub CBSQ, LLC, as Borrower, Citibank, N.A., as Class A Lender, and CMFT RE Lending Sub CBSQ Holdco, LLC, as Subordinated Lender, and CIM Commercial Lending REIT, as EU/UK Retention Holder.	10-K	000-54939	10.22	3/28/2024
10.23	Loan and Security Agreement, dated as of October 20, 2023, by and among CMFT RE Lending Sub BBSQ, LLC, as Borrower, Barclays Bank PLC, as Class A Lender, CMFT RE Lending Sub BBSQ Holdco, LLC, as Subordinated Lender, and CIM Commercial Lending REIT, as EU/UK Retention Holder.	10-K	000-54939	10.23	3/28/2024
10.24	Property Management Agreement, dated as of July 28, 2021, by and among CMFT Net Lease Master Issuer, LLC, as issuer, CIM Real Estate Finance Operating Partnership, LP, as issuer manager, CREI Advisors, LLC, as property manager and special servicer, KeyBank National Association, as back-up manager, and Citibank N.A., as indenture trustee.	8-K	000-54939	10.2	8/3/2021
10.25	Master Repurchase Agreement, dated October 8, 2021, by and between CMFT RE Lending RF Sub DB, LLC and Deutsche Bank AG, New York Branch.	8-K	000-54939	10.1	10/14/2021
10.25.1	Amended and Restated Master Repurchase Agreement, dated December 23, 2021, by and between CMFT RE Lending RF Sub DB, LLC and Deutsche Bank AG, New York Branch.	8-K	000-54939	10.1	12/29/2021
10.25.2	First Amendment to Amended and Restated Master Repurchase Agreement, dated September 15, 2023, by and between CMFT RE Lending RF Sub DB, LLC, as seller, CMFT RE Lending Sub DB Holdco, LLC, as member, and Deutsche Bank AG, New York Branch, as buyer.	10-K	000-54939	10.25.2	3/28/2024
10.25.3	Second Amendment to Amended and Restated Master Repurchase Agreement, dated December 22, 2023, by and between CMFT RE Lending RF Sub DB, LLC, as seller, CMFT RE Lending Sub DB Holdco, LLC, as member, and Deutsche Bank AG, New York Branch, as buyer.	8-K	000-54939	10.1	12/28/2023
10.26	Amended and Restated Guaranty, dated as of December 22, 2023, by CIM Real Estate Finance Trust, Inc. and CIM Commercial Lending REIT for the benefit of Deutsche Bank AG, New York Branch.	8-K	000-54939	10.2	12/28/2023
10.27	Master Repurchase Agreement, dated June 1, 2022, by and between CMFT Real Estate Securities I, LLC and J.P. Morgan Securities LLC.	8-K	000-54939	10.1	6/2/2022
10.28	Loan and Security Agreement, dated February 10, 2023, by and between CMFT CL Lending Sub AB, LLC, as borrower, each of the lenders from time to time party thereto, Ally Bank, as administrative agent and arranger, U.S. Bank Trust Company, National Association, as collateral custodian, and U.S. Bank National Association, as document custodian.	8-K	000-54939	10.1	2/16/2023
10.28.1	Loan and Security Agreement, dated February 10, 2023, and conformed through the First Amendment to the Loan and Security Agreement, dated December 13, 2023, by and between CMFT CL Lending Sub AB, LLC, as borrower, each of the lenders from time to time party hereto, Ally Bank, as administrative agent and arranger, U.S. Bank Trust Company, National Association, as collateral custodian, and U.S. Bank National Association, as document custodian.	10-K	000-54939	10.28.1	3/28/2024
10.29	Modification Agreement and Limited Consent, dated December 21, 2020 by and between Cole Operating Partnership V, LP, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders.	10-K	000-54939	10.17	3/31/2021
10.30	Modification Agreement and Limited Consent, dated December 21, 2020 by and between CIM Real Estate Finance Operating Partnership, LP, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders.	10-K	000-54939	10.18	3/31/2021
10.31	Modification Agreement and Limited Consent, dated December 16, 2021, by and among CIM Income NAV Operating Partnership, LP, the Lenders party thereto, and JPMorgan Chase, N.A., as administrative agent for the Lenders.	10-Q	000-54939	10.4	5/11/2022
10.32	Agreement of Purchase and Sale, dated as of December 20, 2021, by and among certain indirect subsidiaries of CIM Real Estate Finance Trust, Inc., American Finance Operating Partnership, L.P., ARG SSSTRPA001, LLC, ARG SMSHPPA001, LLC, ARG CCCARPA001, LLC and American Finance Trust, Inc.	8-K	000-54939	10.1	12/20/2021
10.33	Agreement of Purchase and Sale, dated as of December 29, 2022, by and between certain indirect subsidiaries of CIM Real Estate Finance Trust, Inc. and certain subsidiaries of Realty Income Corporation.	8-K	000-54939	10.1	12/30/2022
19.1*	Insider Trading Policy
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
31.1*	Certifications of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**
Certifications of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as InLine XBRL and contained in Exhibit 101).
 ____________________________________

*	Filed herewith.
**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
+	Management contract or compensatory plan or arrangement.
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 28th day of March, 2025.

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

Signature	Title	Date

/s/ RICHARD S. RESSLER	Chairman of the Board of Directors, Chief Executive Officer and President	March 28, 2025
Richard S. Ressler	(Principal Executive Officer)

/s/ NATHAN D. DEBACKER	Chief Financial Officer, Principal Accounting Officer and Treasurer	March 28, 2025
Nathan D. DeBacker	(Principal Financial Officer and Principal Accounting Officer)

/s/ T. PATRICK DUNCAN	Independent Director	March 28, 2025
T. Patrick Duncan

/s/ W. BRIAN KRETZMER	Independent Director	March 28, 2025
W. Brian Kretzmer

/s/ HOWARD A. SILVER	Independent Director	March 28, 2025
Howard A. Silver

/s/ JASON SCHREIBER	Director	March 28, 2025
Jason Schreiber

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of CIM Real Estate Finance Trust, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CIM Real Estate Finance Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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
Real Estate Assets: Determination of Impairment Indicators – Refer to Notes 2 and 4 to the financial statements
Critical Audit Matter Description
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, vacancies, reduced lease rates, changes in anticipated holding periods, significant increases to budgeted costs for units under development, or a reduction in prevailing market values for assets being considered for disposition. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss.
The process for evaluating real estate impairment requires management to make significant assumptions related to certain inputs. Changes in these assumptions may have a material impact on the Company’s financial results.

Given the Company’s evaluation of possible indications of impairment of real estate assets requires management to make significant assumptions, performing audit procedures to evaluate whether management appropriately identified impairment indicators required a high degree of auditor judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the evaluation of real estate assets for possible indications of impairment included the following, among others:
•We evaluated management’s impairment indicator analysis by testing real estate assets for possible indications of impairment, including searching for adverse asset-specific and/or market conditions, such as vacancies, tenant bankruptcies and other credit concerns, among others, as well as assessing changes in anticipated holding periods.
• We inspected budgeted costs for units under development and performed corroborating inquiries with management, to determine whether there were significant increases to budgeted costs.
•We performed inquiries with management, including property accounting and portfolio oversight, to determine whether factors were identified in the current period that may be an impairment indicator, including changes in anticipated holding periods, or reduced lease rates, and corroborated these inquiries through review of third-party market reports and inspection of meeting minutes of the Board of Directors.
Assessment of Current Expected Credit Losses (“CECL”) Reserve – Refer to Notes 2, 7 and 8 to the financial statements
Critical Audit Matter Description
The Company estimates its CECL reserve primarily using the Weighted Average Remaining Maturity (“WARM”) method for its first mortgage loans and the probability of default and loss given default method for its liquid corporate senior loans and corporate senior loans. For collateral-dependent loans that the Company determines foreclosure is probable, the Company measures the expected losses based on the difference between the fair value of the collateral less costs to sell and the amortized cost basis of the loan as of the measurement date. For collateral-dependent loans that the Company determines foreclosure is not probable, the Company applies a practical expedient to estimate expected losses using the difference between the collateral’s fair value and the amortized cost basis of the loan. Significant judgments are required in determining the CECL reserve, including the evaluation of historical market loan loss data, the impact of expected economic conditions on the loan portfolio, and determining collateral fair values of collateral-dependent loans.
For commercial mortgage-backed securities (“CMBS”), the Company determines whether a decline in the estimated fair value of a security below its amortized cost has resulted from a credit loss by considering a variety of factors, including, but not limited to, recent events specific to the security, failure to make scheduled payments, and changes to external credit ratings. Credit losses are estimated by calculating the difference between the present value of estimated cash flows and the amortized cost basis of the security. Significant judgment is used in estimating expected future cash flows for the Company’s real estate-related securities.
We identified the assessment of the CECL reserve as a critical audit matter because of the subjectivity, complexity, and estimation uncertainty in determining the CECL reserve. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our specialists when evaluating the CECL methodology, analytical models, and key inputs and assumptions used in the models.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the CECL reserve included the following, among others:
•We tested the impact of expected economic conditions on the loan portfolio, and other assumptions used in determining the CECL reserve.
•We evaluated the service auditor's report for the third-party WARM method CECL model, which is used to calculate the expected loss for the Company’s first mortgage loans.
•With the assistance of our fair value specialists for selected collateral-dependent loans, we evaluated the reasonableness of the valuation methodology and significant assumptions made, including whether the significant inputs used to determine the fair value were appropriate and consistent with what market participants would use to value the collateral.

•We evaluated the appropriateness of each model and significant assumptions used, independently calculated each model’s computational accuracy, and utilized our credit specialists to assist us with these evaluations specific to the WARM method CECL model.
•With the assistance of our fair value specialists, we developed independent fair value estimates for selected CMBS determined to have a credit loss, and compared our estimates to management’s estimates.
/s/ Deloitte & Touche LLP
Tempe, Arizona
March 28, 2025
We have served as the Company’s auditor since 2010.

CIM REAL ESTATE FINANCE TRUST, INC.
CONSOLIDATED BALANCE SHEETS
 (in thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
ASSETS
Real estate assets:
Land	$290,275	$317,844
Buildings, fixtures and improvements	737,829	818,151
Intangible lease assets	146,640	154,217
Condominium developments	64,927	87,581
Total real estate assets, at cost	1,239,671	1,377,793
Less: accumulated depreciation and amortization	(179,665)	(169,163)
Total real estate assets, net	1,060,006	1,208,630
Investment in unconsolidated entities	181,409	126,777
Real estate-related securities and other, at fair value, net of credit loss allowances of $110,062 and $35,808 as of December 31, 2024 and 2023, respectively	345,828	519,714
Loans held-for-investment and related receivables, net	3,763,013	4,397,063
Less: Current expected credit losses	(392,136)	(132,598)
Total loans held-for-investment and related receivables, net	3,370,877	4,264,465
Cash and cash equivalents	181,291	247,500
Restricted cash	3,919	13,082
Rents and tenant receivables, net	18,550	17,082
Prepaid expenses and other assets	8,242	9,423
Deferred costs, net	6,496	12,121
Accrued interest receivable	21,131	27,682
Total assets	$5,197,749	$6,446,476
LIABILITIES AND STOCKHOLDERS’ EQUITY
Repurchase facilities, notes payable and credit facilities, net	$3,170,289	$3,923,723
Accrued expenses and accounts payable	38,980	40,240
Due to affiliates	13,669	13,897
Intangible lease liabilities, net	11,812	13,354
Distributions payable	16,508	16,047
Deferred rental income and other liabilities	4,954	4,435
Total liabilities	3,256,212	4,011,696
Commitments and contingencies (Note 12)
Redeemable common stock	166,335	168,703
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 490,000,000 shares authorized, 437,313,001 and 437,254,715 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	4,374	4,372
Capital in excess of par value	3,533,329	3,529,973
Accumulated distributions in excess of earnings	(1,676,562)	(1,187,125)
Accumulated other comprehensive loss	(86,283)	(81,143)
Total stockholders’ equity	1,774,858	2,266,077
Non-controlling interests	344	—
Total equity	1,775,202	2,266,077
Total liabilities, redeemable common stock, non-controlling interests and stockholders’ equity	$5,197,749	$6,446,476
The accompanying notes are an integral part of these consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Rental and other property income	$93,912	$115,379	$213,389
Interest income	389,988	453,480	238,757
Total revenues	483,900	568,859	452,146
Expenses:
General and administrative	25,519	17,572	15,364
Interest expense, net	239,466	260,768	165,210
Property operating	9,906	13,350	20,790
Real estate tax	4,178	4,838	12,612
Expense reimbursements to related parties	13,501	13,285	16,567
Management fees	49,672	50,975	52,564
Transaction-related	71	3,653	534
Depreciation and amortization	31,981	42,532	70,606
Real estate impairment	61,309	35,079	32,321
Increase in provision for credit losses	342,815	134,289	29,476
Total expenses	778,418	576,341	416,044
Other income (expense):
Gain on disposition of real estate and condominium developments, net	6,605	53,341	121,902
Gain on investment in unconsolidated entities	13,599	11,723	11,952
Unrealized (loss) gain on equity securities	(15,888)	4,751	(15,117)
Other (expense) income, net	(1,138)	(26,459)	8,671
Loss on extinguishment of debt	(950)	(7,788)	(19,644)
Total other income	2,228	35,568	107,764
Net (loss) income	(292,290)	28,086	143,866
Net income allocated to non-controlling interest	11	8	66
Net (loss) income attributable to the Company	$(292,301)	$28,078	$143,800
Weighted average number of common shares outstanding:
Basic and diluted	437,160,077	437,375,332	437,343,624
Net (loss) income per common share:
Basic and diluted	$(0.67)	$0.06	$0.33
The accompanying notes are an integral part of these consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
 (in thousands)

	Year Ended December 31,
	2024	2023	2022
Net (loss) income	$(292,290)	$28,086	$143,866
Other comprehensive (loss) income
Unrealized loss on CMBS	(5,789)	(85,623)	(51,304)
Unrealized loss on CLO subordinated note	(2,317)	—	—
Reclassification adjustment for realized loss included in income as other income	2,966	39,412	—
Amount of loss reclassified from other comprehensive (loss) income into income as an increase in provision for credit losses	—	13,594	—
Unrealized gain on interest rate swaps	—	—	2,361
Amount of gain reclassified from other comprehensive (loss) income into income as interest expense, net	—	—	(2,532)
Total other comprehensive loss	(5,140)	(32,617)	(51,475)

Comprehensive (loss) income	(297,430)	(4,531)	92,391
Comprehensive income allocated to non-controlling interest	11	8	66
Comprehensive (loss) income attributable to the Company	$(297,441)	$(4,539)	$92,325
The accompanying notes are an integral part of these consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
 (in thousands, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
	Number of Shares	Par Value
Balance, January 1, 2022	437,373,981	$4,374	$3,529,126	$(1,008,561)	$2,949	$2,527,888	$1,073	$2,528,961
Issuance of common stock	5,404,510	54	38,858	—	—	38,912	—	38,912
Equity-based compensation	89,559	—	397	—	—	397	—	397
Distributions declared on common stock — $0.376 per common share	—	—	—	(164,526)	—	(164,526)	—	(164,526)
Redemptions of common stock	(5,470,636)	(55)	(39,334)	—	—	(39,389)	—	(39,389)
Changes in redeemable common stock	—	—	476	—	—	476	—	476
Distributions to non-controlling interests	—	—	—	—	—	—	(1,147)	(1,147)
Comprehensive income (loss)	—	—	—	143,800	(51,475)	92,325	66	92,391
Balance, December 31, 2022	437,397,414	$4,373	$3,529,523	$(1,029,287)	$(48,526)	$2,456,083	$(8)	$2,456,075
Issuance of common stock	6,549,117	65	42,814	—	—	42,879	—	42,879
Equity-based compensation	73,059	—	480	—	—	480	—	480
Distributions declared on common stock — $0.425 per common share	—	—	—	(185,916)	—	(185,916)	—	(185,916)
Redemptions of common stock	(6,764,875)	(66)	(44,379)	—	—	(44,445)	—	(44,445)
Changes in redeemable common stock	—	—	1,535	—	—	1,535	—	1,535
Comprehensive income (loss)	—	—	—	28,078	(32,617)	(4,539)	8	(4,531)
Balance, December 31, 2023	437,254,715	$4,372	$3,529,973	$(1,187,125)	$(81,143)	$2,266,077	$—	$2,266,077
Issuance of common stock	6,958,904	73	42,562	—	—	42,635	—	42,635
Equity-based compensation	418,965	2	3,332	—	—	3,334	—	3,334
Distributions declared on common stock — $0.45 per common share	—	—	—	(197,136)	—	(197,136)	—	(197,136)
Redemptions of common stock	(7,319,583)	(73)	(44,906)	—	—	(44,979)	—	(44,979)
Changes in redeemable common stock	—	—	2,368	—	—	2,368	—	2,368
Contributions from non-controlling interests	—	—	—	—	—	—	333	333
Comprehensive (loss) income	—	—	—	(292,301)	(5,140)	(297,441)	11	(297,430)
Balance, December 31, 2024	437,313,001	$4,374	$3,533,329	$(1,676,562)	$(86,283)	$1,774,858	$344	$1,775,202

The accompanying notes are an integral part of these consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net (loss) income	$(292,290)	$28,086	$143,866
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization, net	31,759	42,344	70,688
Amortization of deferred financing costs	9,602	10,297	12,143
Amortization and accretion on deferred loan fees	(5,113)	(8,229)	(9,896)
Amortization of premiums and discounts on credit investments	(8,234)	(22,111)	(11,609)
Capitalized interest income on real estate-related securities and loans held-for-investment	(9,466)	(1,170)	(1,172)
Equity-based compensation	3,334	480	397
Straight-line rental income	(2,560)	(3,062)	(6,149)
Write-offs for uncollectible lease-related receivables	(115)	(336)	(894)
Gain on disposition of real estate assets and condominium developments, net	(6,605)	(53,341)	(121,902)
Loss on sale of credit investments, net	17,304	40,071	1,057
Gain on investment in unconsolidated entities	(13,599)	(11,723)	(11,952)
Gain on sale of marketable security	—	—	(22)
Unrealized loss (gain) on equity security	15,888	(4,751)	15,139
Amortization of fair value adjustment and gain on interest rate swaps	—	—	(2,398)
Impairment of real estate assets	61,309	35,079	32,321
Increase in provision for credit losses	342,815	134,289	29,476
Loss (gain) on interest rate caps	—	5,040	(4,586)
Return on investment in unconsolidated entities	13,599	11,723	7,312
Write-off of deferred financing costs	950	6,770	8,100
Changes in operating assets and liabilities:
Rents and tenant receivables, net	1,464	5,536	68,172
Prepaid expenses and other assets	1,181	11,780	(10,172)
Accrued interest receivable	6,551	(5,339)	(17,893)
Accrued expenses and accounts payable	(6,819)	7,375	(1,277)
Deferred rental income and other liabilities	519	(2,839)	(11,542)
Due to affiliates	(228)	(2,189)	1,492
Net cash provided by operating activities	161,246	223,780	178,699
Cash flows from investing activities:
Investment in unconsolidated entities	(58,744)	(40,031)	(86,300)
Return of investment in unconsolidated entities	4,111	13,858	39,221
Investment in real estate-related securities and other	(52,582)	(163,881)	(558,218)
Investment in liquid corporate senior loans	(65,377)	(121,287)	(179,714)
Investment in corporate senior loans	(78,728)	(154,060)	(74,801)
Investment in real estate assets and capital expenditures	(59,563)	(12,505)	(23,776)
Origination and funding of first mortgage loans	(162,892)	(477,275)	(1,333,298)
Origination, modification and exit fees received on loans held-for-investment	2,174	2,449	13,978
Principal payments received on loans held-for-investment	479,239	196,980	172,602
Principal payments received on real estate-related securities	107,404	60,159	17,161
Net proceeds from sale of real estate-related securities	31,079	77,385	132
Net proceeds from disposition of real estate assets and condominium developments	121,583	966,874	1,315,176
Net proceeds from sale of liquid corporate senior loans	452,857	210,807	60,027
Redemption of investment in unconsolidated entities	—	—	60,663
Payment of property escrow deposits	(1,000)	—	—
Refund of property escrow deposits	1,000	—	—
Proceeds from the settlement of insurance claims	—	—	619
Net cash provided by (used in) investing activities	720,561	559,473	(576,528)

CIM REAL ESTATE FINANCE TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) — Continued

	Year Ended December 31,
	2024	2023	2022
Cash flows from financing activities:
Redemptions of common stock	$(44,979)	$(44,445)	$(39,389)
Distributions to stockholders	(154,040)	(141,818)	(124,038)
Proceeds from borrowings	169,098	545,865	2,492,110
Repayments of borrowings, and prepayment penalties	(925,609)	(1,051,669)	(1,874,690)
Termination of interest rate swaps	—	—	(239)
Deferred financing costs paid	(1,982)	(7,198)	(22,357)
Contributions (distributions) from (to) non-controlling interests	333	—	(1,147)
Net cash (used in) provided by financing activities	(957,179)	(699,265)	430,250
Net (decrease) increase in cash and cash equivalents and restricted cash	(75,372)	83,988	32,421
Cash and cash equivalents and restricted cash, beginning of period	260,582	176,594	144,173
Cash and cash equivalents and restricted cash, end of period	$185,210	$260,582	$176,594
Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$181,291	$247,500	$118,978
Restricted cash	3,919	13,082	57,616
Total cash and cash equivalents and restricted cash	$185,210	$260,582	$176,594
The accompanying notes are an integral part of these consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION AND BUSINESS
CIM Real Estate Finance Trust, Inc. (the “Company”) is a non-exchange traded real estate investment trust (“REIT”) formed as a Maryland corporation on July 27, 2010, that elected to be taxed, and operates its business to qualify, as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2012. The Company seeks to attain attractive risk-adjusted returns and create long term value for its investors by investing in a diversified portfolio of senior secured mortgage loans, creditworthy long-term net-leased property investments and other senior loan and liquid credit investments. As of December 31, 2024, the Company’s loan portfolio consisted of 68 loans with a net book value of $3.4 billion, and investments in real estate-related securities and other of $345.8 million. The Company conducts and expects to continue to conduct its commercial real estate lending business through CIM Commercial Lending REIT (“CLR”), a Maryland statutory trust and subsidiary of the Company which the Company expects to be taxed as a REIT for U.S. federal income tax purposes. As of December 31, 2024, CLR holds a diversified portfolio of approximately $1.5 billion, which includes first mortgage loans with a net book value of $1.05 billion, CMBS with an estimated fair value of $241.3 million, and an investment in the Unconsolidated Joint Venture (as defined in Note 2 — Summary of Significant Accounting Policies) with a carrying value of $171.8 million. As of December 31, 2024 the Company owned 187 commercial real estate properties, comprising approximately 5.8 million rentable square feet of commercial space located in 36 states. As of December 31, 2024, the rentable square feet at these properties were 100.0% leased, including month-to-month agreements, if any. As of December 31, 2024, the Company owned condominium developments with a net book value of $64.9 million.
A majority of the Company’s business is conducted through CIM Real Estate Finance Operating Partnership, LP, a Delaware limited partnership, of which the Company is the sole general partner and owns, directly or indirectly, 100% of the partnership interests.
The Company is externally managed by CIM Real Estate Finance Management, LLC, a Delaware limited liability company (“CMFT Management”), which is an affiliate of CIM Group, LLC (“CIM Group”). CIM Group is a vertically-integrated community-focused real estate and infrastructure owner, operator, lender and developer. CIM Group is headquartered in Los Angeles, California and has offices in Atlanta, Georgia, Chicago, Illinois, Dallas, Texas, New York, New York, Orlando, Florida, Phoenix, Arizona, London, UK and Tokyo, Japan. CIM Group also maintains additional offices with distribution staff and JV partnerships.
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
The Company’s board of directors (the “Board”) establishes an updated estimated per share net asset value (“NAV”) of the Company’s common stock on at least an annual basis for purposes of assisting broker-dealers that participated in the Initial Offering in meeting their customer account reporting obligations under Financial Industry Regulatory Authority Rule 2231. Distributions are reinvested in shares of the Company’s common stock for participants in the DRIP at the estimated per share NAV as determined by the Board. Additionally, the estimated per share NAV as determined by the Board serves as the per share NAV for purposes of the share redemption program. As of December 31, 2024, the estimated per share NAV of the Company’s common stock was $6.09, which was established by the Board on February 29, 2024 using a valuation date of January 31, 2024. Subsequent to December 31, 2024, the Board established an updated estimated per share NAV of the Company’s common stock on March 20, 2025, using a valuation date of December 31, 2024, of $5.22 per share. Commencing on March 28, 2025, distributions are reinvested in shares of the Company’s common stock under the DRIP at a price of $5.22 per share and $5.22 per share serves as the most recent estimated per share NAV for purposes of the share redemption program. The Company’s estimated per share NAVs are not audited or reviewed by its independent registered public accounting firm.
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
As of December 31, 2024, CLR is a VIE that is consolidated by the Company as the primary beneficiary, as the Company has the ability to direct the activities of CLR and the obligation to absorb CLR’s losses through its guarantee of CLR’s indebtedness, which is significant to CLR. The non-controlling interest on the consolidated balance sheets represents the equity interests in CLR owned by outside investors. As of December 31, 2024, CLR’s loan portfolio consisted of senior secured mortgage loans with a net book value of $1.0 billion and investments in real estate-related securities of $241.3 million. In addition, as of December 31, 2024, the carrying value of CLR’s investment in CIM NP JV Holdings, LLC (“NP JV Holdings”) was $171.8 million. CLR had $904.0 million of debt outstanding, net of deferred financing costs, as of December 31, 2024.
During the year ended December 31, 2024, the Company sold a portion of the Company’s portfolio of liquid corporate senior loans with an aggregate principal balance of $265.4 million to OFSI BSL XIV CLO, Ltd., an exempted company incorporated with limited liability under the laws of the Cayman Islands, resulting in net proceeds of $259.7 million after closing costs and a loss of $2.9 million. The collateral manager for OFSI BSL XIV CLO, Ltd. is OFS CLO Management II, LLC, an affiliate of the Sub-Advisor (as defined in Note 13 — Related-Party Transactions and Arrangements). The Company does not maintain effective control over the liquid corporate senior loans and the Company does not have the ability, nor the requirement, to repurchase the liquid corporate senior loans. The liquid corporate senior loans served as the initial positions for the formation of a collateralized loan obligation (“CLO”), in which the Company subsequently invested $27.6 million in a subordinated note (the “CLO subordinated note”). The CLO is a VIE, given the insufficient equity at risk, evidenced by the tranched capital structure and multiple series of debt instruments issued. However, the Company, through its investment in the CLO subordinated note, lacks the ability to direct the activities that most significantly affect the entity’s economic performance. Additionally, the collateral manager, which does direct the activities that most significantly affect the entity’s economic performance, was deemed to not be under common control with the Company. As such, the Company was determined to not be

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the primary beneficiary and the CLO is not consolidated on the Company’s financial statements. As of December 31, 2024, the fair value of the CLO subordinated note is $26.9 million and is included in real estate-related securities and other on the Company’s accompanying consolidated balance sheets.
For more information, refer to Note 7 — Real Estate-Related Securities and Other.
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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, lease concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; significant increases to budgeted costs for units under development; and a reduction in prevailing market values for assets being considered for disposition. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. The Company’s impairment assessment as of December 31, 2024 was based on the most current information available to the Company, including expected holding periods. If the Company’s expected holding periods for assets change, subsequent tests for impairment could result in additional impairment charges in the future. The assumptions and uncertainties utilized in the evaluation of the impairment of real estate assets are discussed in detail in Note 3 — Fair Value Measurements. See also Note 4 — Real Estate Assets for further discussion regarding real estate investment activity.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the assets related to the property and estimate its fair value, net of selling costs. If, based on management’s best estimate, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount is then recorded to reflect the estimated fair value of the property, net of selling costs.
Dispositions of Real Estate Assets
Gains and losses from dispositions are recognized once the various criteria relating to the terms of sale and any subsequent involvement by the Company with the asset sold are met. A discontinued operation includes only the disposal of a component of an entity and represents a strategic shift that has (or will have) a major effect on an entity’s financial results. Given the Company’s current asset portfolio and strategy, the Company’s dispositions during the years ended December 31, 2024 and 2023 did not qualify for discontinued operations presentation and thus, the results of the properties and condominiums that were sold will not be reported as discontinued operations, and any associated gains or losses from the dispositions are included in

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

gain on disposition of real estate and condominium developments, net. See Note 4 — Real Estate Assets for a discussion of the disposition of individual properties and condominiums during the years ended December 31, 2024 and 2023.
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
The fair values of above- and below-market lease intangibles are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease including, for below-market leases, any bargain renewal periods. The above- and below-market lease intangibles are capitalized as intangible lease assets or liabilities, respectively. Above-market leases are amortized as a reduction to rental income in the accompanying consolidated statement of operations over the remaining terms of the respective leases. Below-market leases are amortized as an increase to rental income in the accompanying consolidated statement of operations over the remaining terms of the respective leases, including any bargain renewal periods. In considering whether or not the Company expects a tenant to execute a bargain renewal option, the Company evaluates economic factors and certain qualitative factors at the time of acquisition, such as the financial strength of the tenant, the remaining lease term, the tenant mix of the leased property, the Company’s relationship with the tenant and the availability of competing tenant space. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above- or below-market lease intangibles relating to that lease would be recorded as an adjustment to rental income.
The fair values of in-place leases include estimates of direct costs associated with obtaining a new tenant and opportunity costs associated with lost rental and other property income, which are avoided by acquiring a property with an in-place lease. Direct costs associated with obtaining a new tenant include leasing commissions, legal and other related expenses and are estimated in part by utilizing information obtained from independent appraisals and management’s consideration of current market costs to execute a similar lease. The intangible values of opportunity costs, which are calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease, are capitalized as intangible lease assets and are amortized to depreciation and amortization expense in the accompanying consolidated statement of operations over the remaining term of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.
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
Investment in Unconsolidated Entities
The Company is engaged in an unconsolidated joint venture arrangement through NP JV Holdings (the “Unconsolidated Joint Venture”), of which it owns, indirectly through CMFT MT JV Holdings, LLC and CLR NP Holdings, LLC, a subsidiary of CLR, approximately 50% of the outstanding equity. Through the Unconsolidated Joint Venture, which holds approximately 93% of the membership interest in NewPoint JV, LLC (the “NewPoint JV”) pursuant to the terms of the Operating Agreement entered into between the Unconsolidated Joint Venture and NewPoint Bridge Lending, LLC, the Company indirectly owns approximately 47% of the outstanding equity of the NewPoint JV on a fully diluted basis. The Company accounts for its investment under the equity method. The equity method of accounting requires the investment to be initially recorded at cost, including transaction costs incurred to finalize the investment, and is subsequently adjusted for the Company’s share of equity in NP JV Holdings’ earnings and distributions, including unrealized gains and losses as a result of changes in fair value of the NewPoint JV. The Company records its share of NP JV Holdings’ profits or losses on a quarterly basis as an adjustment to the carrying value of the investment on the Company’s consolidated balance sheet and such share is recognized as a profit or loss on the consolidated statements of operations.
For more information, refer to Note 6 — Investment in Unconsolidated Entities.
Non-controlling Interest in 2022 Consolidated Joint Venture
From December 2021 to July 2022, the Company determined it had a controlling interest in a consolidated joint venture arrangement (the “2022 Consolidated Joint Venture”) and, therefore, met the requirements for consolidation. During the year ended December 31, 2022, the Company recorded net income of $66,000 and paid distributions of $1.1 million to the non-controlling interest.
During the year ended December 31, 2022, the Company disposed of the underlying properties previously owned through the 2022 Consolidated Joint Venture, as further discussed in Note 4 — Real Estate Assets.
Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash in bank accounts, as well as investments in highly-liquid money market funds. The Company deposits cash with several high-quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company (“FDIC”) up to an insurance limit of $250,000. At times, the Company’s cash and cash equivalents may exceed federally insured levels. Although the Company bears risk on amounts in excess of those insured by the FDIC, it has not experienced and does not anticipate any losses due to the high quality of the institutions where the deposits are held. Included in cash and cash equivalents was $1.2 million and $2.2 million of unsettled liquid corporate senior loan purchases as of December 31, 2024 and 2023, respectively.
The Company had $3.9 million and $13.1 million in restricted cash as of December 31, 2024 and December 31, 2023, respectively. Included in restricted cash was $1.9 million and $1.9 million held by lenders in lockbox accounts, as of December 31, 2024 and 2023, respectively. As part of certain of the Company’s debt agreements, rents from certain encumbered properties and interest income from certain first mortgage loans are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess is disbursed to the Company. Also included in restricted cash was $2.0 million of construction reserves, amounts held by lenders in escrow accounts for real estate taxes and other lender reserves for certain properties, in accordance with the associated lender’s loan agreement as of both December 31, 2024 and 2023. In addition, the Company had a $9.2 million deposit held as cash collateral included in restricted cash as of December 31, 2023, that was applied by Barclays Bank PLC (“Barclays”) as repayment of certain eligible assets transferred under the Master Repurchase Agreement with Barclays (as described in more detail in Note 10 — Repurchase Facilities, Notes Payable and Credit Facilities) during the year ended December 31, 2024.
Real Estate-Related Securities and Other
Real estate-related securities and other consists primarily of the Company’s investments in commercial mortgage-backed securities (“CMBS”), CLOs, and equity securities. The Company determines the appropriate classification for real estate-related securities at the time of purchase and reevaluates such designation as of each balance sheet date.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2024, the Company classified its investments in CMBS and CLO as available-for-sale as the Company is not actively trading the securities; however, the Company may sell them prior to their maturity. These investments are carried at their estimated fair value with unrealized gains and losses reported in other comprehensive (loss) income. The amortized cost of the Company’s CMBS is adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. The amortized cost of the Company’s CLO subordinated note reflects accretion of interest income based on the effective yield method less any cash distributions received or entitled to be received. CLO subordinated note positions are entitled to recurring distributions, which are generally equal to the residual cash flows of payments received on underlying securities less contractual payments to debt holders and fund expenses.
The Company’s investments in equity securities of public and private companies are carried at their estimated fair values with unrealized gains and losses reported on the consolidated statements of operations. Dividend income is included in other (expense) income, net on the consolidated statements of operations, of which the Company recorded $5.1 million and $5.6 million, respectively, during the years ended December 31, 2024 and 2023.
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
Current Expected Credit Losses
Current expected credit losses (“CECL”) required under the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification Topic 326, Financial Instruments - Credit Losses (“ASC 326”), reflects the Company’s current estimate of potential credit losses related to the Company’s loans held-for-investment, CMBS and CLO included in the consolidated balance sheets. Changes to current expected credit losses are recognized through net income on the Company’s consolidated statements of operations. While ASC 326 does not require any particular method for determining current expected credit losses, it does specify current expected credit losses should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, and reasonable and supportable forecasts for the duration of each respective loan. In addition, other than a few narrow exceptions, ASC 326 requires that all financial instruments subject to the credit loss model should have some amount of loss reserve to reflect the GAAP framework underlying the credit loss model that all loans, debt securities, and similar assets have some inherent risk of loss, regardless of credit quality, subordinate capital, or other mitigating factors.
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
Deferred Financing Costs
Deferred financing costs represent commitment fees, legal fees and other costs associated with obtaining commitments for financing. These costs are amortized to interest expense over the terms of the respective financing agreements using the straight-line method, which approximates the effective interest method. Unamortized deferred financing costs are written off when the associated debt is extinguished or repaid before maturity. The presentation of all deferred financing costs, other than those associated with the revolving loan portion of the credit facilities, are classified such that the debt issuance costs related to a recognized debt liability are presented on the consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability rather than as an asset. Debt issuance costs related to securing a revolving line of credit are presented as an asset and amortized ratably over the term of the line of credit arrangement. As such, the Company’s current and corresponding prior period total deferred costs, net in the accompanying consolidated balance sheets relate only to the revolving loan portion of the credit facilities and the historical presentation, amortization and treatment of unamortized costs are still applicable. As of December 31, 2024 and 2023, the Company had $6.5 million and $12.1 million, respectively, of deferred financing costs, net of accumulated amortization, related to the revolving loan portion of the credit facilities. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined the financing will not close.
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
Accrual of interest income is suspended on nonaccrual loans. Loans that are past due 90 days or more as to principal or interest, or where reasonable doubt exists as to timely collection, are generally considered nonperforming and placed on nonaccrual status. Interest collected is recognized on a cash basis when received as investment income or as a reduction in the amortized cost basis, based on specific facts and circumstances, until accrual is resumed when the loan becomes contractually current and the Company believes all future principal and interest will be received according to the contractual loan terms.

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
Earnings (Loss) and Distributions Per Share
Earnings (loss) per share are calculated based on the weighted average number of shares of common stock outstanding during each period presented. Diluted income (loss) per share considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the years ended December 31, 2024, 2023 or 2022. Distributions per share are calculated based on the authorized monthly distribution rate.
Reportable Segments
The Company’s segment information reflects how the chief operating decision makers review information for operational decision-making purposes. The Company has two reportable segments:
Credit — engages primarily in acquiring and originating primarily floating rate first and second lien mortgage loans, either directly or through co-investments in joint ventures, related to real estate assets. This segment also includes investments in real estate-related and other securities, equity securities, liquid corporate senior loans and corporate senior loans. The Company’s credit segment derives its revenues from the lending activities described above under “Revenue Recognition”.
Real estate — engages primarily in acquiring and managing geographically diversified income-producing retail, industrial and office properties that are primarily single-tenant properties, which are leased to creditworthy tenants under long-term net leases. The Company’s real estate segment derives its revenues from the leasing activities described above under “Revenue Recognition”.
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
In June 2022, the FASB issued Accounting Standards Update (“ASU”) No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). The amendments in this update clarify the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual sale restrictions and introduce new disclosure requirements related to such equity securities. The amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those annual periods, with early adoption permitted. The ASU became effective for the Company beginning January 1, 2024. ASU 2022-03 did not have a material impact on the Company’s consolidated financial statements and disclosures during the year ended December 31, 2024.
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
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 enhances the disclosures required for reportable segments on an annual

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and interim basis. ASU 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023, for interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. Adoption of ASU 2023-07 has resulted in incremental disclosures, which are included within Note 18 — Segment Reporting.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. ASU 2024-03 is effective on either a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating whether the adoption of ASU 2024-03 will have a material impact on its consolidated financial statements and disclosures.
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
The Company’s equity securities are valued using Level 1, Level 2 or Level 3 inputs depending upon the availability of the fair value inputs used in determining the respective fair values. The estimated fair value of the Company’s equity securities is based on quoted market prices when readily and regularly available in an active market.
A breakout of the Company’s CMBS, CLO subordinated note, and equity securities’ levels of the fair value hierarchy as of December 31, 2024 and 2023 can be found in the tables under Items Measured at Fair Value on a Recurring Basis below.
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
Derivative instruments — In the normal course of business, the Company may use certain types of derivative instruments, such as interest rate swaps and interest rate caps, for the purpose of managing or hedging its interest rate risk. All derivative instruments are carried at fair value and are generally valued using Level 2 inputs. The fair value of these instruments is determined using interest rate market pricing models. In addition, credit valuation adjustments are incorporated into the fair values to account for the Company’s potential nonperformance risk and the performance risk of the respective counterparties.
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
In accordance with the fair value hierarchy described above, the following table details the net book value and fair value of the financial instruments described above as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024		December 31, 2023
	Net Book Value	Fair Value	Net Book Value	Fair Value	Level
Financial assets:
First mortgage loans (1)	$3,085,104	$3,141,665	$3,539,111	$3,596,662	3
Liquid corporate senior loans	35,653	32,062	518,252	515,839	(2)
Corporate senior loans	250,120	256,543	207,102	211,167	3
Total financial assets	$3,370,877	$3,430,270	$4,264,465	$4,323,668

Financial liabilities:
Repurchase facilities, notes payable and credit facilities	$3,182,614	$3,098,368	$3,939,125	$3,827,782	2
Total financial liabilities	$3,182,614	$3,098,368	$3,939,125	$3,827,782
____________________________________
(1)Includes two first mortgage loans secured by assets that the Company took control of via deeds-in-lieu of foreclosure subsequent to December 31, 2024, as discussed in Note 19 — Subsequent Events.
(2)As of December 31, 2024, $26.0 million and $6.1 million of the Company’s liquid corporate senior loans were classified in Level 2 and Level 3 of the fair value hierarchy, respectively. As of December 31, 2023, $445.7 million and $70.2 million of the Company’s liquid corporate senior loans were classified in Level 2 and Level 3 of the fair value hierarchy, respectively.
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
Items Measured at Fair Value on a Recurring Basis
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets that are required to be measured at fair value on a recurring basis as of December 31, 2024 and 2023 (in thousands):

	Balance as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
CMBS	$286,757	$—	$241,341	$45,416
CLO subordinated note	26,901	—	—	26,901
Equity securities	32,170	31,547	—	623
Total financial assets	$345,828	$31,547	$241,341	$72,940

	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
CMBS	$476,715	$—	$347,634	$129,081
Equity security	42,999	42,999	—	—
Total financial assets	$519,714	$42,999	$347,634	$129,081
The following are reconciliations of the changes in financial assets with Level 3 inputs in the fair value hierarchy for the years ended December 31, 2024 and 2023 (in thousands):

Level 3
Beginning Balance, January 1, 2023	$189,901
Total gains and losses:
Unrealized loss included in other comprehensive (loss) income, net	(43,258)
Current expected credit losses (1)	(28,789)
Purchases and payments received:
Discounts, net	10,067
Capitalized interest income	1,160
Balance, December 31, 2023	$129,081
Total gains and losses:
Unrealized loss on CMBS included in other comprehensive (loss) income, net	(12,486)
Current expected credit losses	(74,254)
Unrealized loss on CLO subordinated note	(2,317)
Purchases and payments received:
Conversion to equity securities (2)	654
Investment in CLO subordinated note	31,825
Accreted interest income	1,572
Discounts, net	(2,349)
Capitalized interest income	1,214
Ending Balance, December 31, 2024	$72,940
____________________________________
(1)Does not include $7.1 million of unrealized losses recognized prior to January 1, 2023 that were reclassified from other comprehensive loss on the consolidated statements of comprehensive (loss) income to increase in provision for credit losses on the consolidated statements of operations during the year ended December 31, 2023.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(2)During the year ended December 31, 2024, two of the Company’s defaulted liquid corporate senior loans were equitized into a Level 3 equity security, as further discussed in Note 7 — Real Estate-Related Securities and Other.
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
As of December 31, 2024, the Company had an aggregate $324.9 million asset-specific credit loss reserve on funded and unfunded commitments related to seven of the Company’s first mortgage loans with an aggregate carrying value of $1.0 billion. As of December 31, 2023, the Company had an aggregate $57.8 million asset-specific credit loss reserve on funded and unfunded commitments related to two of the Company’s first mortgage loans with an aggregate carrying value of $263.4 million. The asset-specific credit loss reserve was recorded based on the Company’s estimation of the fair value of the first mortgage loans’ aggregate underlying collateral, less costs to sell the underlying collateral, as of December 31, 2024 and 2023, respectively. These loans are therefore measured at fair value on a nonrecurring basis using significant unobservable inputs, and are classified as Level 3 assets in the fair value hierarchy. The Company considered a variety of inputs including property performance, market data and comparable sales, as applicable. The significant unobservable inputs used include the terminal capitalization rate, which ranged from 8.0% to 9.0%, and the discount rate, which ranged from 10.0% to 14.0%. For additional information regarding the first mortgage loans, refer to Note 8 — Loans Held-For-Investment.
As discussed in Note 4 — Real Estate Assets, during the year ended December 31, 2024, real estate assets related to ten properties were deemed to be impaired due to sales prices or revised cash flow estimates that were less than their respective carrying values, and their carrying values were reduced to an estimated fair value of $131.0 million, resulting in impairment charges of $52.2 million. The revised cash flow estimates were a result of continued deterioration of fundamentals at certain office properties, including weakened leasing activity and increased capitalization rates, and a revision in assumed holding periods at certain properties. Additionally, during the year ended December 31, 2024, certain condominium units were deemed to be impaired, primarily due to a decrease in expected sales prices and an increase in budgeted costs for certain units under development, and their carrying values were reduced to their estimated fair value, resulting in impairment charges of $9.1 million. During the year ended December 31, 2023, real estate assets related to six properties were deemed to be impaired due to sales prices or revised cash flow estimates that were less than their respective carrying values, and their carrying values were reduced to an estimated fair value of $79.8 million, resulting in impairment charges of $20.4 million. Additionally, during the year ended December 31, 2023, certain condominium units were deemed to be impaired, primarily due to a decrease in expected sales prices and an increase in budgeted costs for certain units under development, and their carrying values were reduced to their estimated fair value, resulting in impairment charges of $14.7 million. During the year ended December 31, 2022, real estate assets related to 23 properties were deemed to be impaired, all of which were due to sales prices that were less than their respective carrying values and their carrying values were reduced to an estimated fair value of $123.9 million, resulting in impairment charges of $16.2 million. Additionally, during the year ended December 31, 2022, certain condominium units were deemed to be impaired, primarily due to a decrease in list prices and an increase in budgeted costs for certain units under development, and their carrying values were reduced to their estimated fair value, resulting in impairment charges of $16.1 million. The Company estimates fair values using Level 3 inputs and a combined income and market approach, specifically using discounted cash flow analysis and recent comparable sales transactions. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgment and to make certain key assumptions, including, but not limited to, the following: (1) terminal capitalization rates; (2) discount rates; (3) the number of years the property will be held; (4) property operating expenses; and (5) re-leasing assumptions, including the number of months to re-lease, market rental income and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and the future performance and sustainability of the Company’s tenants. The Company determined that the selling prices used to determine the fair values were Level 2 inputs.
The following summarizes the ranges of discount rates and terminal capitalization rates used for the Company’s impairment test for the real estate assets during the years ended December 31, 2024 and 2023:

Year Ended December 31, 2024		Year Ended December 31, 2023
Discount Rate	Terminal Capitalization Rate	Discount Rate	Terminal Capitalization Rate
7.8% - 11.7%	7.3% - 11.2%	7.5% - 11.9%	7.0% - 11.4%

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the impairment charges by asset class recorded during the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Asset class impaired:
Land	$8,487	$4,980	$3,553
Buildings, fixtures and improvements	39,780	13,841	11,081
Intangible lease assets	3,979	1,568	1,550
Intangible lease liabilities	(3)	15	—
Condominium developments	9,066	14,675	16,137
Total impairment loss	$61,309	$35,079	$32,321
NOTE 4 — REAL ESTATE ASSETS
Property Acquisitions
During the year ended December 31, 2024, the Company acquired two commercial properties for an aggregate purchase price of $44.1 million (the “2024 Property Acquisitions”), which includes $148,000 of external acquisition-related expenses that were capitalized. The Company funded the 2024 Property Acquisitions with proceeds from the sale of loans held-for-investment. During the years ended December 31, 2023 and 2022, the Company did not acquire any properties.
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
Condominium Development Project
During the years ended December 31, 2024 and 2023, the Company capitalized $16.5 million and $12.0 million, respectively, of expenses associated with the development of condominiums acquired via foreclosure, which is included in condominium developments in the accompanying consolidated balance sheets. Included in the amounts capitalized during the year ended December 31, 2023 was $1.0 million of capitalized interest expense. No capitalized interest expense was included in capitalized expenditures during the year ended December 31, 2024.
Condominium Dispositions
During the year ended December 31, 2024, the Company disposed of condominium units for an aggregate sales price of $37.4 million, resulting in proceeds of $34.4 million after closing costs and a gain of $4.7 million. During the year ended December 31, 2023, the Company disposed of condominium units for an aggregate sales price of $51.2 million, resulting in proceeds of $47.1 million after closing costs and a gain of $3.6 million. During the year ended December 31, 2022, the Company disposed of condominium units for an aggregate sales price of $40.7 million, resulting in proceeds of $33.0 million after closing costs and a gain of $4.1 million. The Company has no continuing involvement that would preclude sale treatment with these condominium units. The gain on sale of condominium units is included in gain on disposition of real estate and condominium developments, net in the consolidated statements of operations.
2024 Property Dispositions
During the year ended December 31, 2024, the Company disposed of seven properties, including five retail properties, one industrial property and one office property, for an aggregate gross sales price of $90.6 million, resulting in proceeds of $87.2

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

million after closing costs and a gain of $1.9 million. The Company has no continuing involvement that would preclude sale treatment with these properties.
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
During the year ended December 31, 2022, the Company disposed of 134 properties, including 69 retail properties, 56 anchored shopping centers, six industrial properties and three office buildings, and an outparcel of land for an aggregate gross sales price of $1.69 billion, resulting in net proceeds of $1.69 billion after closing costs and a gain of $117.8 million. Included in this amount of properties disposed were the two properties previously owned through the 2022 Consolidated Joint Venture. The sale of 81 of these properties closed pursuant to the RTL Purchase and Sale Agreement for total consideration of $1.33 billion, which consisted of $1.28 billion in cash proceeds and $53.4 million of RTL Common Stock, which shares were subsequently registered and are now freely tradable. Such shares are included in real estate-related securities in the consolidated balance sheets. During the year ended December 31, 2022, the Company recognized earnout income of $70.0 million related to the disposition of properties pursuant to the RTL Purchase and Sale Agreement, and recorded a related receivable of $12.2 million, which is included in prepaid expenses and other assets in the consolidated balance sheets as of December 31, 2022. Subsequent to December 31, 2022, the Company collected the $12.2 million earnout income related receivable in full. The Company has no continuing involvement that would preclude sale treatment with these properties. The gain on sale of real estate, including the earnout income, is included in gain on disposition of real estate and condominium developments, net in the consolidated statements of operations.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the year ended December 31, 2024, ten properties totaling approximately 915,000 square feet with a carrying value of $183.2 million were deemed to be impaired and their carrying values were reduced to an estimated fair value of $131.0 million, resulting in impairment charges of $52.2 million, which were recorded in the consolidated statements of operations. Additionally, during the year ended December 31, 2024, certain condominium units were deemed to be impaired and their carrying values were reduced to their estimated fair value, resulting in impairment charges of $9.1 million, which were recorded in the consolidated statements of operations.
During the year ended December 31, 2023, six properties totaling approximately 377,000 square feet with a carrying value of $100.2 million were deemed to be impaired and their carrying values were reduced to an estimated fair value of $79.8 million, resulting in impairment charges of $20.4 million, which were recorded in the consolidated statements of operations. Additionally, during the year ended December 31, 2023, certain condominium units were deemed to be impaired and their carrying values were reduced to their estimated fair value, resulting in impairment charges of $14.7 million, which were recorded in the consolidated statements of operations.
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
See Note 3 — Fair Value Measurements for a further discussion regarding impairment charges during the years ended December 31, 2024, 2023 and 2022.
Property Concentrations
As of December 31, 2024, one of the Company’s tenants, CVS, accounted for 10% of the Company’s 2024 annualized rental income across 33 properties. As of December 31, 2024, the Company had properties located in Ohio, which accounted for 16% of the Company’s 2024 annualized rental income. In addition, the Company had tenants in the health and personal care stores, manufacturing, and sporting goods, hobby, and musical instrument retailers industries, which accounted for 15%, 12%, and 11%, respectively, of the Company’s 2024 annualized rental income.
NOTE 5 — INTANGIBLE LEASE ASSETS AND LIABILITIES
Intangible lease assets and liabilities consisted of the following as of December 31, 2024 and 2023 (in thousands, except weighted average life remaining):

	As of December 31,
	2024	2023
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $51,282 and $49,737, respectively (with a weighted average life remaining of 11.8 years and 11.2 years, respectively)	$88,698	$97,537
Acquired above-market leases, net of accumulated amortization of $3,213 and $3,029, respectively (with a weighted average life remaining of 10.6 years and 11.1 years, respectively)	3,447	3,914
Total intangible lease assets, net	$92,145	$101,451
Intangible lease liabilities:
Acquired below-market leases, net of accumulated amortization of $6,036 and $5,136, respectively (with a weighted average life remaining of 11.2 years and 12.1 years, respectively)	$11,812	$13,354

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the amortization related to the intangible lease assets and liabilities for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
In-place lease and other intangible amortization	$9,844	$13,889	$24,629
Above-market lease amortization	$406	$574	$1,152
Below-market lease amortization	$1,119	$1,348	$1,990
As of December 31, 2024, the estimated amortization relating to the intangible lease assets and liabilities is as follows (in thousands):

	Amortization
Year Ending December 31,	In-Place Leases and Other Intangibles	Above-Market Leases	Below-Market Leases
2025	$9,181	$390	$1,064
2026	8,459	372	1,064
2027	8,215	356	1,064
2028	7,508	343	1,064
2029	7,208	316	1,064
Thereafter	48,127	1,670	6,492
Total	$88,698	$3,447	$11,812
NOTE 6 — INVESTMENT IN UNCONSOLIDATED ENTITIES
During the year ended December 31, 2021, the Company entered into the Unconsolidated Joint Venture, of which the Company currently owns as of December 31, 2024, indirectly through CMFT MT JV Holdings, LLC and CLR NP Holdings, LLC, a subsidiary of CLR, approximately 50% of the outstanding equity. The Unconsolidated Joint Venture holds approximately 93% of the membership interest in the NewPoint JV. Through the Unconsolidated Joint Venture, the Company holds an approximate 47% interest in the NewPoint JV and accounts for its investment under the equity method. The primary purpose of the NewPoint JV is to source, underwrite, close and service on an ongoing basis multifamily bridge loans, participation interests, and other debt instruments such as loans. As of December 31, 2024 and 2023, the carrying value of the Company’s investment in NP JV Holdings was $181.4 million and $126.8 million, respectively, which approximates fair value and is included in investment in unconsolidated entities on the consolidated balance sheets. The Company recorded a gain totaling $13.6 million and $11.7 million, which represented its share of NP JV Holdings’ gain, during the years ended December 31, 2024 and 2023, respectively, in the consolidated statements of operations. During the year ended December 31, 2024, the Company contributed an additional $58.7 million to NP JV Holdings. The Company also received $17.7 million in distributions during the year ended December 31, 2024, $4.0 million of which can be called back by NewPoint JV through NP JV Holdings as a capital call on a future date. Further, of the $17.7 million in distributions received during the year ended December 31, 2024, $13.6 million was recognized as a return on investment and $4.1 million was recognized as a return of investment and reduced the invested capital and the carrying amount. As of December 31, 2024, the Company had $33.9 million of unfunded commitments related to NewPoint JV. These commitments are not reflected in the accompanying consolidated balance sheets.
The Company provided a limited guaranty to NewPoint JV, under which the Company agreed to guarantee the Unconsolidated Joint Venture’s cross indemnity and its share of capital contribution obligations under the agreement with NewPoint JV.
The following tables provide summarized financial information of the Unconsolidated Joint Venture for the periods set forth below (in thousands):

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31,
	2024	2023
Assets:
Real estate investments - at fair value	$40,796	$—
Loans held-for-investment - at fair value, net of deferred fees	$1,093,202	$1,026,599
Total assets	$1,186,794	$1,043,397

Liabilities and equity:
Repurchase facilities and securitized debt, net of deferred fees	$777,239	$761,162
Total liabilities	$798,626	$764,297
Total equity	$388,168	$279,100

	Year Ended December 31,
	2024	2023	2022
Total revenues	$93,666	$82,164	$34,992
Total expenses	65,261	54,164	19,515
Total other income (expense)	1,002	(2,011)	—
Net income	$29,407	$25,989	$15,477
On December 16, 2021, as a result of the merger with CIM Income NAV, Inc. (the “CIM Income NAV Merger”, the Company acquired a limited partnership interest in CIM UII Onshore, L.P. (“CIM UII Onshore”). CIM UII Onshore’s sole purpose is to invest all of its assets in CIM Urban Income Investments, L.P. (“CIM Urban Income”), which is a private institutional fund that acquires, owns and operates substantially stabilized, diversified real estate and real estate-related assets in urban markets primarily located throughout North America.
During the year ended December 31, 2022, the Company recognized an equity method net gain of $5.2 million related to its investment in CIM UII Onshore, in the consolidated statements of operations. The Company recognized distributions of $531,000 related to its investment in CIM UII Onshore during the year ended December 31, 2022, all of which was recognized as a return on investment. On March 31, 2022, the Company fully redeemed its $60.7 million investment in CIM UII Onshore, which represented less than 5% ownership of CIM UII Onshore and approximated fair value.
NOTE 7 — REAL ESTATE-RELATED SECURITIES AND OTHER
As of December 31, 2024, the Company’s real estate-related securities and other had an aggregate estimated fair value of $345.8 million, which included 16 CMBS investments, one CLO subordinated note, and four equity securities. The CMBS investments have initial maturity dates ranging from January 2025 through June 2058 and have interest rates ranging from 0.2% to 11.7% as of December 31, 2024, with one CMBS earning a zero coupon rate. As of December 31, 2024, the CLO subordinated note has an initial maturity date of July 2037 and an estimated effective yield of 16.6%. The following is a summary of the Company’s real estate-related securities and other as of December 31, 2024 (in thousands):

	Real Estate-Related Securities and Other
		Gross Unrealized
	Amortized Cost Basis	Gains	Losses	CECL	Fair Value
CMBS	$480,767	$512	$(84,460)	$(110,062)	$286,757
CLO subordinated note	29,218	—	(2,317)	—	26,901
Equity securities	58,447	—	(26,277)	—	32,170
Total real estate-related securities and other	$568,432	$512	$(113,054)	$(110,062)	$345,828

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table provides the activity for the real estate-related securities and other during the years ended December 31, 2024 and 2023 (in thousands):

	Amortized Cost Basis	Unrealized (Loss) Gain	CECL	Fair Value
Real estate-related securities as of January 1, 2023	$640,037	$(63,646)	$—	$576,391
Face value of real estate-related securities acquired	166,835	—	—	166,835
Discounts on purchase of real estate-related securities, net of acquisition costs	(2,953)	—	—	(2,953)
Amortization of discount on real estate-related securities	18,912	—	—	18,912
Sale of real estate-related securities	(116,797)	39,412	—	(77,385)
Capitalized interest income on real estate-related securities	1,160	—	—	1,160
Principal payments received on real estate-related securities (1)	(60,159)	—	—	(60,159)
Unrealized loss on real estate-related securities, net	—	(67,279)	—	(67,279)
Provision for credit losses	—	—	(35,808)	(35,808)
Real estate-related securities and other as of January 1, 2024	647,035	(91,513)	(35,808)	519,714
Face value of real estate-related securities acquired	25,000	—	—	25,000
Investment in CLO subordinated note	31,825	—	—	31,825
Converted equity securities	5,060	—	—	5,060
Discount on purchase of CLO subordinated note	(4,179)	—	—	(4,179)
Discounts on purchase of real estate-related securities, net of acquisition costs	(63)	—	—	(63)
Accretion of discount on real estate-related securities	2,417	—	—	2,417
Accretion of interest income on CLO subordinated note	1,572	—	—	1,572
Sale of real estate-related securities	(34,045)	2,966	—	(31,079)
Capitalized interest income on real estate-related securities	1,214	—	—	1,214
Principal payments received on real estate-related securities (1)	(107,404)	—	—	(107,404)
Unrealized loss on real estate-related securities and other, net	—	(23,995)	—	(23,995)
Provision for credit losses	—	—	(74,254)	(74,254)
Real estate-related securities and other as of December 31, 2024	$568,432	$(112,542)	$(110,062)	$345,828
____________________________________
(1)Includes the repayment of the Company’s position in six CMBS instruments and two different tranches of a CMBS instrument during the years ended December 31, 2024 and 2023, respectively, prior to their stated maturity dates.
During the year ended December 31, 2024, the Company received $5.1 million in equity securities through the equitization of two existing liquid corporate senior loan positions, comprised of a $927,000 preferred equity security and $4.1 million in two common equity securities, all of which are included in real estate-related securities and other on the accompanying consolidated balance sheets. Unrealized gains and losses on equity securities are reported on the accompanying consolidated statements of operations.
During the year ended December 31, 2024, the Company invested $27.6 million in a CLO subordinated note as further described in Note 2 — Summary of Significant Accounting Policies. Additionally, during the year ended December 31, 2024, the Company invested $24.9 million in CMBS. During the same period, the Company sold CMBS with an aggregate amortized cost basis of $34.0 million, resulting in net proceeds of $31.1 million and a loss of $3.0 million, the loss of which was reclassified from other comprehensive (loss) income as an increase to other (expense) income, net in the accompanying consolidated statements of operations. Unrealized gains and losses on CMBS and the CLO subordinated note are recorded in other comprehensive (loss) income, with a portion of the amount subsequently reclassified into other (expense) income, net in the accompanying consolidated statements of operations as securities are sold and gains and losses are recognized. During the year ended December 31, 2024, the Company recorded $24.0 million of net unrealized loss on its real estate-related securities and other, $3.0 million of which was realized as a loss in the accompanying consolidated statements of operations upon the sale of CMBS as noted above. The remaining $21.0 million of net unrealized loss is comprised of a $2.8 million unrealized loss on CMBS and a $2.3 million unrealized loss on the CLO subordinated note, which are included in other comprehensive (loss) income in the accompanying consolidated statements of comprehensive (loss) income and a $15.9 million unrealized loss on the Company’s equity securities, which is included in unrealized (loss) gain on equity securities in the accompanying consolidated

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

statements of operations. During the year ended December 31, 2023, the Company recorded $67.3 million of net unrealized loss on its real estate-related securities and other, $39.4 million of which was realized as a loss in the accompanying consolidated statements of operations upon the sale of CMBS. The remaining $27.8 million of net unrealized loss was comprised of a $32.6 million unrealized loss on CMBS, which is included in other comprehensive (loss) income in the accompanying consolidated statements of comprehensive (loss) income and a $4.8 million unrealized gain on the Company’s equity securities, which is included in unrealized (loss) gain on equity securities in the accompanying consolidated statements of operations.
The scheduled maturities of the Company’s CMBS and CLO subordinated note as of December 31, 2024 are as follows (in thousands):

	CMBS and CLO
	Amortized Cost	Estimated Fair Value
Due within one year	$409,485	$228,020
Due after one year through five years	24,943	25,020
Due after five years through ten years	13,667	10,300
Due after ten years	61,890	50,318
Total	$509,985	$313,658
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
The following table presents the activity in the Company’s current expected credit losses related to its position in two different tranches of a CMBS instrument for the years ended December 31, 2024 and 2023 (in thousands):

CMBS
Current expected credit losses as of January 1, 2023	$—
Provision for credit losses	35,808
Current expected credit losses as of January 1, 2024	35,808
Provision for credit losses	74,254
Current expected credit losses as of December 31, 2024	$110,062
During the year ended December 31, 2023, the loan collateralizing one of the Company’s CMBS positions was transferred from the master servicer to a special servicer due to payment default generated by halted rent payments on the underlying office properties being mortgaged. In March 2023, the underlying collateral of the loan was appraised by the special servicer, resulting in an appraisal reduction representing approximately 44% of one of the CMBS position’s tranches in which the Company is invested. Though the appraisal reduction was partially reversed during the year ended December 31, 2023, the initial appraisal reduction resulted in reduced cash flows received from the respective CMBS position during the year ended December 31, 2023. In addition, during the year ended December 31, 2024, the Company received notice of preliminary sales transaction activity in relation to the underlying collateral of this CMBS position, as well as an additional position in a separate tranche of this instrument, indicative of a bid below the carrying value of the investment. The Company considered various factors, including the factors noted above, in determining whether a credit loss existed. The present value of cash flows expected to be collected from the CMBS positions did not exceed their amortized cost basis, and as such the Company determined both tranches of the security the Company is invested in had incurred a credit loss. In addition, the CMBS positions were in maturity default during the year ended December 31, 2024 as they did not mature as anticipated on the initial maturity date during December 2023. As of December 31, 2024, the CMBS positions were no longer in maturity default as the CMBS was modified to provide for an extended maturity date of July 2025 plus a six-month extension option, as well as a permanently reduced interest rate to 0.019% per annum. The Company does not intend to sell the CMBS position and it is not considered more likely than not that the Company will be forced to sell the security prior to recovering the amortized cost.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As a result of the credit loss incurred, the Company reclassified $13.6 million of unrealized loss from other comprehensive (loss) income on the consolidated statements of comprehensive (loss) income to increase in provision for credit losses on the consolidated statements of operations during the year ended December 31, 2023, and recorded an incremental $22.2 million to increase in provision for credit losses on the consolidated statements of operations identified as part of the Company’s quantitative credit loss assessment during the year ended December 31, 2023. During the year ended December 31, 2024, the Company recorded a $74.3 million increase to the provision for credit losses on the consolidated statements of operations. As of December 31, 2024, the amortized cost basis of the CMBS positions identified as having incurred a credit loss was $192.8 million prior to any credit loss provisions. The Company will continue to monitor for changes in expected cash flows in order to continue to measure the credit loss.
As of December 31, 2024, the Company had six CMBS positions and one CLO subordinated note with aggregate fair values of $161.1 million and $26.9 million, respectively, with unrealized losses reflected in other comprehensive (loss) income in the accompanying consolidated statements of comprehensive (loss) income. Upon evaluating these securities at the individual security level, the Company concluded that the unrealized losses included in other comprehensive (loss) income as of December 31, 2024 were noncredit-related and would be recovered from the securities’ estimated future cash flows. The Company considered various factors in reaching this conclusion, including that the Company did not intend to sell the securities, it was not considered more likely than not that the Company would be forced to sell the securities prior to recovering the amortized cost, and there were no material credit events that would have caused the Company to conclude that the amortized cost would not be recovered.
NOTE 8 — LOANS HELD-FOR-INVESTMENT
The Company’s loans held-for-investment consisted of the following as of December 31, 2024 and 2023 (in thousands):

	As of December 31,
	2024	2023
First mortgage loans (1)	$3,466,929	$3,648,351
Total CRE loans held-for-investment and related receivables, net	3,466,929	3,648,351
Liquid corporate senior loans	41,467	537,990
Corporate senior loans	254,617	210,722
Loans held-for-investment and related receivables, net	$3,763,013	$4,397,063

Less: Current expected credit losses	(392,136)	(132,598)
Total loans held-for-investment and related receivables, net	$3,370,877	$4,264,465
____________________________________
(1)As of December 31, 2024 and 2023, first mortgage loans included $19.0 million and $20.2 million, respectively, of contiguous mezzanine loan components that, as a whole, have expected credit quality similar to that of a first mortgage loan.
The following table details overall statistics for the Company’s loans held-for-investment as of December 31, 2024 and 2023 (dollar amounts in thousands):

	CRE Loans (1) (2)			Liquid Corporate Senior Loans		Corporate Senior Loans
	As of December 31,			As of December 31,		As of December 31,
	2024	2023		2024	2023	2024	2023
Number of loans	33	33		15	237	20	21
Principal balance	$3,483,454	$3,669,116		$42,717	$543,837	$258,816	$214,650
Net book value	$3,085,104	$3,539,111		$35,653	$518,252	$250,120	$207,102
Weighted-average interest rate (3)	7.7%	8.7%		9.9%	9.3%	10.5%	11.9%
Weighted-average maximum years to maturity	2.3	2.8	(4)	3.7	4.2	3.5	3.8
Unfunded loan commitments (5)	$217,907	$241,708		$—	$152	$43,750	$30,592
____________________________________
(1)As of December 31, 2024, 95.5% of the Company’s CRE loans by principal balance earned a floating rate of interest, indexed to the Secured Overnight Financing Rate (“SOFR”).

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
(4)As of December 31, 2023, two of the Company’s first mortgage loans were in maturity default. During January 2024, the loans were refinanced, each with a fully extended maturity date of January 7, 2028 and are no longer in maturity default. Upon the closings of each refinance, the accrued default interest was waived, if any.
(5)Unfunded loan commitments are subject to the satisfaction of borrower milestones and are not reflected in the accompanying consolidated balance sheets.
Activity relating to the Company’s loans held-for-investment portfolio was as follows for the years ended December 31, 2024 and 2023 (in thousands):

	CRE Loans (1)	Liquid Corporate Senior Loans	Corporate Senior Loans	Total Loan Portfolio
Balance, January 1, 2023	$3,264,841	$680,345	$56,368	$4,001,554
Loan originations, acquisitions and funding	483,099	125,107	157,918	766,124
Sale of loans	—	(210,807)	—	(210,807)
Principal repayments received (2)	(120,394)	(75,389)	(1,196)	(196,979)
Capitalized interest	—	—	10	10
Deferred fees and other items (3)	(8,273)	(4,480)	(3,858)	(16,611)
Accretion and amortization of fees and other items	8,726	2,019	683	11,428
(Provision for) reversal of credit losses (4)	(88,888)	1,457	(2,823)	(90,254)
Balance, January 1, 2024	3,539,111	518,252	207,102	4,264,465
Loan originations, acquisitions and funding	162,892	66,963	80,886	310,741
Sale of loans (5)	—	(467,197)	—	(467,197)
Principal repayments received	(356,649)	(85,795)	(36,795)	(479,239)
Capitalized interest	8,095	82	75	8,252
Conversion to equity securities (6)	—	(5,060)	—	(5,060)
Write-offs charged (7)	—	(4,989)	—	(4,989)
Deferred fees and other items (3)	(2,174)	(1,584)	(2,158)	(5,916)
Accretion and amortization of fees and other items	6,414	1,057	1,887	9,358
(Provision for) reversal of credit losses (4)	(272,585)	13,924	(877)	(259,538)
Balance, December 31, 2024	$3,085,104	$35,653	$250,120	$3,370,877
____________________________________
(1)Loan originations, acquisitions and funding include $15.6 million in protective advances while principal repayments received include $15.2 million of cost-recovery proceeds received on the Company’s nonaccrual first mortgage loans during the year ended December 31, 2024.
(2)Includes the repayment of a $105.0 million first mortgage loan prior to the maturity date.
(3)Other items primarily consist of purchase discounts or premiums and deferred origination expenses.
(4)Does not include current expected losses for unfunded or unsettled loan commitments. Such amounts are included in accrued expenses and accounts payable on the accompanying consolidated balance sheets.
(5)Includes $265.4 million in sales of liquid corporate senior loans to OFSI BSL XIV CLO, Ltd., as further discussed in Note 2 — Summary of Significant Accounting Policies.
(6)During the year ended December 31, 2024, two of the Company’s defaulted liquid corporate senior loans were equitized into shares of common equity and a preferred equity security, as further discussed in Note 7 — Real Estate-Related Securities and Other.
(7)Includes a $2.1 million write-off on four liquid corporate senior loans as a result of distressed restructurings of the positions, which is included in increase in provision for credit losses on the Company’s consolidated statements of operations.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2024, the Company’s CRE loans had the following characteristics based on carrying value (dollar amounts in thousands):

Collateral Property Type	As of December 31, 2024
Office	$1,779,324	51.2%
Multifamily	1,023,514	29.5%
Industrial	331,269	9.6%
Hospitality	137,541	4.0%
Mixed Use	69,786	2.0%
Retail	64,677	1.9%
Self-Storage	60,818	1.8%
Total first mortgage loans	$3,466,929	100%
Less: current expected credit losses	(381,825)
Total first mortgage loans, net	$3,085,104

Geographic Location	As of December 31, 2024
South	$1,350,617	38.9%
West	1,009,262	29.1%
East	795,688	23.0%
Various	311,362	9.0%
Total first mortgage loans	$3,466,929	100%
Less: current expected credit losses	(381,825)
Total first mortgage loans, net	$3,085,104
Current Expected Credit Losses
Current expected credit losses reflect the Company’s current estimate of potential credit losses related to loans held-for-investment included in the Company’s consolidated balance sheets. Refer to Note 2 — Summary of Significant Accounting Policies for further discussion of the Company’s current expected credit losses.
The following table presents the activity in the Company’s current expected credit losses related to loans held-for-investment by loan type for the year ended December 31, 2024 and 2023 (in thousands):

	First Mortgage Loans	Unfunded First Mortgage Loans (1)	Liquid Corporate Senior Loans	Unfunded or Unsettled Liquid Corporate Senior Loans (1)	Corporate Senior Loans	Unfunded Corporate Senior Loans (1)	Total
Current expected credit losses as of December 31, 2022	$20,352	$1,890	$21,195	$377	$797	$66	$44,677
Provision for (reversal of) credit losses	88,888	8,172	(1,457)	(374)	2,823	429	98,481
Current expected credit losses as of December 31, 2023	109,240	10,062	19,738	3	3,620	495	143,158
Provision for (reversal of) credit losses	272,585	3,855	(8,935)	(3)	877	182	268,561
Charge-offs of CECL	—	—	(4,989)	—	—	—	(4,989)
Current expected credit losses as of December 31, 2024	$381,825	$13,917	$5,814	$—	$4,497	$677	$406,730
____________________________________
(1)Current expected losses for unfunded or unsettled loan commitments are included in accrued expenses and accounts payable on the accompanying consolidated balance sheets.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Changes to current expected credit losses are recognized through net (loss) income on the Company’s consolidated statements of operations.
During the year ended December 31, 2024, the Company recorded a net increase of $263.6 million in the current expected credit loss reserve against the loans held-for-investment portfolio, bringing the total current expected credit loss reserve on funded and unfunded commitments to $406.7 million. The increase was primarily driven by seven collateral dependent, risk-rated 5 first mortgage loans, all of which are collateralized by office properties. During the year ended December 31, 2023, the Company recorded a net increase of $98.5 million in the current expected credit loss reserve against the loans held-for-investment portfolio, bringing the total current expected credit loss reserve on funded and unfunded commitments to $143.2 million. The current expected credit loss reserve reflects certain loans assessed for impairment as well as macroeconomic and current portfolio conditions.

As of December 31, 2024, the Company had three collateral dependent risk-rated 5 first mortgage loan investments on nonaccrual status: (i) a $135.0 million commercial first mortgage loan on an office building in Massachusetts primarily due to a decrease in rent collection, reduced leasing activity, stabilization costs required, and past due interest payments during the year ended December 31, 2024; (ii) a $125.5 million commercial first mortgage loan on an office building in Virginia primarily due to slower than anticipated leasing activity driven by COVID-accelerated office trends, decreased in-place occupancy, and past due interest payments during the year ended December 31, 2024; and (iii) a $113.3 million commercial first mortgage loan on an office building in California primarily due to being past due on its interest payments during the year ended December 31, 2024. During the year ended December 31, 2024, the Company recognized $960,000, $982,000, and $7.8 million, respectively, of interest income on each of the first mortgage loans prior to payment default. No interest income was received as of December 31, 2024 on the risk-rated 5 first mortgage loans on nonaccrual status as of December 31, 2024 following payment default. As of December 31, 2024, two of the risk-rated 5 first mortgage loans noted above were more than 90 days past due on their interest payments and one of the risk-rated 5 mortgage loans was less than 90 days past due on its interest payments. Future interest collections related to these loans will be accounted for on a cash basis when received as interest income or as a reduction to the amortized cost basis, based on specific facts and circumstances at the time of payment. Subsequent to December 31, 2024, the Company completed foreclosure proceedings to take control of the assets securing two of these risk-rated 5 first mortgage loans, and resumed accrual on the third risk-rated 5 first mortgage loan upon executing a loan modification and the loan becoming contractually current on its interest payments, as further discussed in Note 19 — Subsequent Events. In addition, during the year ended December 31, 2024, accrual was resumed on one of the Company’s first mortgage loans previously on nonaccrual status, and it resumed anticipated interest payments and repaid outstanding overdue interest in accordance with the loan modification discussed below.

As of December 31, 2024 and 2023, the Company’s asset-specific credit loss reserve totaled $330.2 million and $72.4 million, respectively, on funded and unfunded commitments, which related to the Company’s risk-rated 5 first mortgage loans and liquid corporate senior loans. The asset-specific credit loss reserve is recorded based on the Company’s estimation of the fair value of each loan’s underlying collateral, less costs to sell the underlying collateral where applicable, as of December 31, 2024.
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
The Company’s primary credit quality indicator is its risk ratings, which are further discussed above. The following table presents the net book value of the Company’s loans held-for-investment portfolio as of December 31, 2024 by year of

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

origination, loan type, and risk rating (dollar amounts in thousands):

		Amortized Cost of Loans Held-For-Investment by Year of Origination (1)
		As of December 31, 2024
	Number of Loans	2024	2023	2022	2021	2020	Prior	Total
First mortgage loans by internal risk rating:
1	—	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—	—
3	18	77,193	390,377	599,958	586,438	70,904	—	1,724,870
4	8	102,170	—	254,148	337,240	—	—	693,558
5	7	—	—	467,225	528,147	—	53,129	1,048,501
Total first mortgage loans	33	179,363	390,377	1,321,331	1,451,825	70,904	53,129	3,466,929
Liquid corporate senior loans by internal risk rating:
1	—	—	—	—	—	—	—	—
2	—	—	—	—	—	—	—	—
3	5	3,510	2,902	13,577	3,279	—	—	23,268
4	5	6,057	—	—	3,016	—	—	9,073
5 (2)	5	385	1,120	—	7,621	—	—	9,126
Total liquid corporate senior loans	15	9,952	4,022	13,577	13,916	—	—	41,467
Corporate senior loans by internal risk rating:
1	—	—	—	—	—	—	—	—
2	—	—	—	—	—	—	—	—
3	17	123,453	63,521	28,971	—	—	—	215,945
4	3	—	11,425	27,247	—	—	—	38,672
5	—	—	—	—	—	—	—	—
Total corporate senior loans	20	123,453	74,946	56,218	—	—	—	254,617
Less: Current expected credit losses								(392,136)
Total loans-held-for-investment and related receivables, net	68							$3,370,877
Weighted Average Risk Rating (3)								3.8

Gross charge-offs (4)		—	—	—	(853)	(4,136)	—	$(4,989)
____________________________________
(1)Date loan was originated or acquired by the Company. Origination dates are subsequently updated to reflect material loan modifications.
(2)As of December 31, 2024, four of the Company’s risk-rated 5 liquid corporate senior loan investments were on nonaccrual status with an aggregate carrying value of $6.4 million, which represented less than 1.0% of the carrying value of the Company’s loans held-for-investment portfolio. Additionally, one of the Company’s risk-rated 5 liquid corporate senior loan investments was downgraded from a risk-rating of 4 during the quarter ended December 31, 2024 due to significant decreases in revenue driving increased risk of default and principal loss.
(3)Weighted average risk rating calculated based on carrying value at period end.
(4)Represents gross charge-offs by year of origination during the year ended December 31, 2024.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Loan Modifications
The Company may amend or modify a loan depending on the loan’s specific facts and circumstances, which are disclosable under ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”). Such modifications generally provide borrowers with additional time to refinance or sell the collateral property, interest payment adjustments, deferral of scheduled principal repayments, and/or adjustments or waivers of performance tests that are prerequisite to the extension of a loan maturity. Loan modifications that allow for the option to pay interest in-kind (“PIK”) result in the interest being capitalized and added to the outstanding principal balance of the respective loan. During the year ended December 31, 2024, the Company entered into five loan modifications that require disclosure pursuant to ASC 326.
During the year ended December 31, 2024, the Company modified a first mortgage loan collateralized by an office property. As of December 31, 2024, the loan had a carrying value of $277.1 million, representing approximately 8.0% of the Company’s first mortgage loans and was risk-rated 5. The loan modification provided for the borrower to exercise the remaining extension options and for the accrual of PIK interest for any portion of interest exceeding a fixed 6.25% interest rate. The borrower elected to PIK $2.9 million of interest during the year ended December 31, 2024.
The Company modified a first mortgage loan collateralized by four office properties during the year ended December 31, 2024. As of December 31, 2024, the loan had a carrying value of $53.1 million, representing approximately 1.5% of the Company’s first mortgage loans and was risk-rated 5. The loan modification extended the maturity date from February 1, 2025 to April 1, 2027, with no extension options.
The Company modified a first mortgage loan collateralized by an office property during the year ended December 31, 2024. As of December 31, 2024, the loan had a carrying value of $154.3 million, representing approximately 4.5% of the Company’s first mortgage loans and was risk-rated 5. The loan modification extended the maturity date from July 7, 2026 to July 7, 2029, with no extension options, exempted $20.0 million of the principal balance from accruing interest, modified the variable interest rate from 3.55% plus Term SOFR to a fixed interest rate of 6.25%, and allowed for the accrual of PIK interest for 2.25% of the fixed interest rate. The borrower elected to PIK $2.8 million of interest during the year ended December 31, 2024.
The Company modified a first mortgage loan collateralized by a multifamily property during the year ended December 31, 2024. As of December 31, 2024, the loan had a carrying value of $97.8 million, representing approximately 2.8% of the Company’s first mortgage loans and was risk-rated 3. The loan modification extended the maturity date from October 7, 2025 to October 7, 2028, with two extension options.
During the year ended December 31, 2024, the Company modified a first mortgage loan collateralized by an office property. As of December 31, 2024, the loan had a carrying value of $190.1 million, representing approximately 5.5% of the Company’s first mortgage loans and was risk-rated 5. The loan modification allowed for the accrual of PIK interest for any portion of interest exceeding the payable interest of 1.0% plus Term SOFR. The borrower elected to PIK $2.4 million of interest during the year ended December 31, 2024.
These modified loans are performing in accordance with their respective contractual terms as of December 31, 2024. As of December 31, 2024, four of these loans are risk-rated 5 as a result of the increased risk of potential principal loss and as collateral performance was deemed to be worse than underwriting. As such, the Company had an asset-specific credit loss reserve recorded for each of these risk-rated 5 modified first mortgage loans as of December 31, 2024.
NOTE 9 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. During the year ended December 31, 2023, the Company’s remaining two interest rate cap agreements matured. The Company did not have any derivative instruments as of December 31, 2024 and 2023.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the derivative instruments is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company had interest rate caps which were used to manage exposure to interest rate movements, but did not meet the requirements to be designated as a hedging instrument. The change in fair value of the derivative instruments that are not designated as hedges is recorded directly to earnings in other (expense) income, net on the accompanying

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

consolidated statements of operations. Interest rate swaps are designated as cash flow hedges in order to hedge the variability of the anticipated cash flows on the Company’s variable rate debt. The change in fair value of the derivative instruments designated as hedges is recorded in other comprehensive (loss) income, with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the years ended December 31, 2024 and 2023, no amounts were reclassified from other comprehensive (loss) income as a change to interest expense. For the year ended December 31, 2022, the amount of gain reclassified from other comprehensive (loss) income as a decrease to interest expense was $2.5 million. No unrealized amounts on interest rate swaps were remaining in other comprehensive (loss) income as of December 31, 2024, 2023 and 2022. The Company includes cash flows from interest rate swap agreements in net cash flows provided by operating activities on its consolidated statements of cash flows, as the Company’s accounting policy is to present cash flows from hedging instruments in the same category in its consolidated statements of cash flows as the category for cash flows from the hedged items.
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
NOTE 10 — REPURCHASE FACILITIES, NOTES PAYABLE AND CREDIT FACILITIES
As of December 31, 2024, the Company had $3.2 billion of debt outstanding, including net deferred financing costs, with a weighted average years to maturity of 2.2 years and a weighted average interest rate of 5.5%. The weighted average years to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date.
The following table summarizes the debt balances as of December 31, 2024 and 2023, and the debt activity for the year ended December 31, 2024 (in thousands):

		During the Year Ended December 31, 2024
	Balance as of December 31, 2023	Debt Issuances & Assumptions (1)	Repayments & Modifications	Amortization	Balance as of December 31, 2024
Notes payable – variable rate debt	$622,841	$2,045	$(18,434)	$—	$606,452
ABS mortgage notes	758,520	—	—	—	758,520
Credit facilities	490,500	85,000	(451,000)	—	124,500
Repurchase facilities	2,067,264	82,053	(456,175)	—	1,693,142
Total debt	3,939,125	169,098	(925,609)	—	3,182,614
Deferred costs – variable rate debt	(2,816)	(10)	—	1,083	(1,743)
Deferred costs – ABS mortgage notes	(12,586)	(98)	—	2,102	(10,582)
Total debt, net	$3,923,723	$168,990	$(925,609)	$3,185	$3,170,289
____________________________________
(1)Includes deferred financing costs incurred during the period.
For more information regarding the Company’s debt activity during the year ended December 31, 2023, see Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Notes Payable
As of December 31, 2024, the Company had $606.5 million of variable rate debt outstanding, the borrowings of which are financed through note on note financing arrangements with Massachusetts Mutual Life Insurance Company (the “Mass Mutual Financing”), Citibank, N.A. (“Citibank” and such financing, the “Citibank Financing”), and Barclays (the “Barclays Financing”) to provide financing for the Company’s CRE mortgage loans (the “Note on Note Financing Arrangements”).

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table is a summary of the Note on Note Financing Arrangements as of December 31, 2024 (dollar amounts in thousands):

Note on Note Financing Arrangement	Date of Agreement	Maturity Date	Remaining Extension Options(1)	Weighted Average Interest Rate	Loans Financed under Note on Note Financing	Amount Financed
Citibank (2)	6/16/2023	8/9/2025	2/1 yr.	5.7%	$91,798	$68,848
Barclays (2)	10/20/2023	8/9/2025	2/1 yr.	5.7%	162,770	122,078
Mass Mutual	3/16/2022	(3)	N/A	6.6%	550,086	415,526
Total					$804,654	$606,452
____________________________________
(1)Represents the number of extension options remaining and the term of each option. Such extension options are subject to certain conditions as set forth within each respective note on note financing agreement.
(2)Note on Note Financing Arrangement is held through CLR.
(3)Borrowings under the Mass Mutual Financing mature on various dates from July 2027 through January 2028.
ABS Mortgage Notes
On July 28, 2021, the Company issued $774.0 million aggregate principal amount of asset backed securities (“ABS”) mortgage notes, Series 2021-1 (the “Class A Notes”) in six classes, as shown below:

Class of Notes	Initial Principal Balance	Principal Balance as of December 31, 2024	Note Rate	Anticipated Repayment Date	Rated Final Payment Date	Credit Rating (1)
A-1 (AAA)	$146,400,000	$140,208,000	2.09%	July 2028	July 2051	AAA (sf)
A-2 (AAA)	219,600,000	210,312,000	2.57%	July 2031	July 2051	AAA (sf)
A-3 (AA)	39,200,000	39,200,000	2.51%	July 2028	July 2051	AA (sf)
A-4 (AA)	58,800,000	58,800,000	3.04%	July 2031	July 2051	AA (sf)
A-5 (A)	124,000,000	124,000,000	2.91%	July 2028	July 2051	A (sf)
A-6 (A)	186,000,000	186,000,000	3.44%	July 2031	July 2051	A (sf)
	$774,000,000	$758,520,000
____________________________________
(1)Reflects credit rating from Standard & Poor’s Financial Services LLC (“Standard & Poor’s”).
The collateral pool for the Class A Notes is comprised of 169 of the Company’s double- and triple-net leased single tenant properties, together with the related leases and certain other rights and interests. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the Class A Notes was $1.0 billion. As of December 31, 2024, amounts outstanding on the Class A Notes totaled $758.5 million with a weighted average interest rate of 2.8%. The Company may prepay the Class A Notes in full on or after the payment date beginning in July 2026 for the Class A-1 (AAA) Notes, the Class A-3 (AA) Notes and the Class A-5 (A) Notes, and on or after the payment date in July 2028 for the Class A-2 (AAA) Notes, the Class A-4 (AA) Notes and the Class A-6 (A) Notes.
Credit Facilities
As of December 31, 2024, CMFT CL Lending Sub AB, LLC (the “Borrower”), an indirect wholly owned subsidiary of the Company had a revolving loan and security agreement (the “Loan and Security Agreement”) with each of the lenders from time to time party thereto (the “Lenders”), Ally Bank as administrative agent and arranger (“Ally Bank”), U.S. Bank Trust Company, National Association, as the collateral custodian, and U.S. Bank National Association as the document custodian, which provides for borrowings in an aggregate principal amount up to $300.0 million (the “Loan Facility”), which may be increased during the revolving period (as defined below) to an aggregate principal amount up to $500.0 million as agreed to by the Borrower, any applicable Lender and Ally Bank.
Borrowings under the Loan and Security Agreement will bear interest equal to SOFR for the relevant interest period, plus an applicable rate. The applicable rate is 2.875% per annum (and an additional 2.00% per annum following an event of default under the Loan and Security Agreement). The revolving period began on February 10, 2023 and concludes on the day preceding the earlier to occur of (i) the scheduled revolving period end date of February 10, 2026, (ii) the date of the declaration of the revolving period end date upon the occurrence and continuation of an event of default, and (iii) the termination date. The termination date is the earlier to occur of (i) February 10, 2028 (two years after the revolving period end date) and (ii) the date of the declaration of the termination date or the date of the automatic occurrence of the termination date upon the occurrence

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and continuation of an event of default. As of December 31, 2024, the amounts borrowed and outstanding under the Loan Facility totaled $112.0 million at a weighted average interest rate of 7.2%.
CMFT Corporate Credit Securities, LLC, an indirect wholly-owned, bankruptcy-remote subsidiary of the Company, has a revolving credit and security agreement (the “Fourth Amended Credit and Security Agreement”) with the lenders from time to time parties thereto, Citibank, as administrative agent, CMFT Securities, as equityholder and as collateral manager, Citibank (acting through its Agency & Trust division), as both a collateral agent and as a collateral custodian, and Virtus Group, LP, as collateral administrator. The Fourth Amended Credit and Security Agreement provides for available borrowings under the revolving credit facility up to an aggregate principal amount of $18.0 million (the “Credit Securities Revolver”). The Credit Securities Revolver may be increased from time to time pursuant to the Fourth Amended Credit and Security Agreement. As of December 31, 2024, the amounts borrowed and outstanding under the Credit Securities Revolver totaled $12.5 million at a weighted average interest rate of 7.0%.
Borrowings under the Fourth Amended Credit and Security Agreement will bear interest equal to the one-month Term SOFR (as defined in the Fourth Amended Credit and Security Agreement) for the relevant interest period, plus an applicable rate. The applicable rate is dependent on the type of loan being financed, which includes broadly syndicated, private and middle market loans meeting certain criteria as set forth in the Fourth Amended Credit and Security Agreement and ranges from 1.90% to 2.75% per annum during the first two years of the reinvestment period and 2.00% to 2.85% during the last year of the reinvestment period and 2.10% to 2.95% per annum during the amortization period (and, in each case, an additional 2.00% per annum following an event of default under the Fourth Amended Credit and Security Agreement). The reinvestment period began on December 31, 2019 and concluded on August 29, 2024 (the “Reinvestment Period”). The amortization period began on the last day of the Reinvestment Period and concludes on the date on which all obligations are paid in full (the “Amortization Period”). The final maturity date is the earliest to occur of: (i) the date that the Credit Securities Revolver is paid down and (ii) the second anniversary after the Reinvestment Period concludes. Borrowings under the Fourth Amended Credit and Security Agreement are secured by substantially all of the assets held by CMFT Corporate Credit Securities, LLC, which shall primarily consist of liquid corporate senior secured loans subject to certain eligibility criteria under the Fourth Amended Credit and Security Agreement.
The Company believes it was in compliance with the financial covenants under the Company’s various fixed and variable rate debt agreements, as of December 31, 2024.
Repurchase Facilities
As of December 31, 2024, indirectly owned subsidiaries of the Company (collectively, the “CMFT Lending Subs”), had Master Repurchase Agreements with Citibank, Barclays, Wells Fargo Bank, N.A. (“Wells Fargo”), Deutsche Bank AG (“Deutsche Bank”), and J.P. Morgan Securities LLC (“J.P. Morgan”) (collectively, the “Repurchase Agreements”) to provide financing primarily through each bank’s purchase of the Company’s CRE mortgage loans and CMBS and future funding advances (the “Repurchase Facilities”).
The following table is a summary of the Repurchase Facilities as of December 31, 2024 (dollar amounts in thousands):

Repurchase Facility	Date of Agreement	Maturity Date	Remaining Extension Options (1)	Maximum Facility Size		Weighted Average Interest Rate		Loans Financed under Repurchase Facility (2)	Amount Financed
Citibank	6/4/2020	8/16/2025	1/1 yr.	$70,485		6.5%	(3)	$190,876	$47,814
Citibank (4)	12/19/2023	12/19/2025	3/1 yr.	579,515		6.2%	(3)	334,889	253,454
Barclays	9/21/2020	9/22/2025	2/1 yr.	558,947		6.2%	(3)	865,735	420,246
Barclays (4)	12/4/2023	12/4/2026	2/1 yr.	691,053		6.3%	(3)	257,833	187,893
Wells Fargo	5/20/2021	8/30/2025	2/1 yr.	750,000		6.2%	(3)	726,059	512,004
Deutsche Bank (4)	10/8/2021	10/8/2025	2/1 yr.	300,000		6.8%	(3)	234,619	167,701
J.P. Morgan (4)	6/1/2022	(5)	(5)	—	(5)	5.6%	(6)	208,414	104,030
Total				$2,950,000				$2,818,425	$1,693,142
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
(4)Repurchase facility is held through CLR.
(5)Facilities under the repurchase facility with J.P. Morgan (“J.P. Morgan Repurchase Facility”) carry a rolling term which is reset monthly. Such facilities carry no maximum facility size.
(6)Under the Master Repurchase Agreement with J.P. Morgan, advances under the repurchase agreement may be made based on one-month Term SOFR plus a spread designated by J.P. Morgan, which as of December 31, 2024, ranges from 1.15% to 1.45%.
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
The Repurchase Agreements and the Guaranties contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. In addition, the Guaranties contain financial covenants that require the Company to maintain: (i) minimum liquidity of not less than the lower of (a) $50.0 million and (b) the greater of (A) $10.0 million and (B) 5% of the then-current Guarantors’ recourse indebtedness, as defined in the Guaranties; (ii) minimum consolidated net worth greater than or equal to $1.0 billion plus (a) prior to the Guarantor Replacement Event, as applicable, 75% of the equity issued by the Guarantors following the respective closing dates of the Repurchase Agreements (the “Repurchase Closing Dates”) or, from and after the Guarantor Replacement Event, as applicable, 75% of the equity issued by the Replacement Guarantor following the Guarantor Replacement Event, as applicable, minus (b) prior to the Guarantor Replacement Event, as applicable, the aggregate amount of any redemptions or similar transaction by the Guarantors from the Repurchase Closing Dates or, from and after the Guarantor Replacement Event, as applicable, the aggregate amount of any redemptions or similar transaction by the Replacement Guarantor following the Guarantor Replacement Event, as applicable; (iii) maximum leverage ratio of total indebtedness to total equity less than or equal to 80%; and (iv) minimum interest coverage ratio of EBITDA (as defined in the Guaranties) to interest expense equal to or greater than 1.40. The Company believes it was in compliance with the financial covenants under the Repurchase Agreements as of December 31, 2024.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Maturities
Liquidity and Financial Condition — The Company has $1.7 billion of debt maturing within the next 12 months following the date these financial statements are issued. The Company is in active communication with its lenders to exercise the extension options under its Repurchase Facilities and notes payable that are maturing within the next 12 months, which management believes is probable given its history of meeting all compliance metrics with these Repurchase Facilities. The Company also has the ability to enter into new financing arrangements or refinance existing arrangements to meet its obligations as they become due, which management believes is probable based on the current loan-to-value ratios and assessment of the current lending environment.
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt subsequent to December 31, 2024 (in thousands):

Year Ending December 31,	Principal Repayments
2025	$1,696,175
2026	187,893
2027	382,186
2028	461,248
2029	—
Thereafter	455,112
Total	$3,182,614
NOTE 11 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the years ended December 31, 2024, 2023 and 2022 are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$16,508	$16,047	$14,828
Accrued capital expenditures	$2,201	$544	$249
Construction reserve allocation	$—	$(190)	$(4,299)
Mortgage note payable assumed by buyer in connection with disposition of real estate assets	$—	$—	$(356,477)
Equity security received in connection with disposition of real estate assets	$—	$—	$(53,388)
Accrued deferred financing costs	$—	$132	$247
Common stock issued through distribution reinvestment plan	$42,635	$42,879	$38,912
Change in fair value of derivative instruments	$—	$—	$2,252
Change in fair value of real estate-related securities	$(5,140)	$(32,617)	$(51,304)
Conversion of preferred units to loans held-for-investment	$—	$—	$68,242
Conversion of loan-held-for-investment to equity securities	$(5,060)	$—	$—
Supplemental Cash Flow Disclosures:
Interest paid	$233,379	$247,521	$146,947
Cash paid for taxes	$1,704	$1,115	$1,301
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Unfunded Commitments
As of December 31, 2024, the Company had $261.7 million of unfunded loan commitments related to its existing CRE loans held-for-investment, corporate senior loans, and liquid corporate senior loans, and $33.9 million of unfunded commitments related to NewPoint JV. These commitments are not reflected in the accompanying consolidated balance sheets. Current expected credit losses for unfunded or unsettled loan commitments are included in accrued expenses and accounts payable on the accompanying consolidated balance sheets.
As of December 31, 2024, the Company had $1.2 million of unsettled liquid corporate senior loan acquisitions, all of which settled subsequent to December 31, 2024. Additionally, the Company had $3.0 million of unsettled liquid corporate senior loan sales as of December 31, 2024, all of which of which settled subsequent to December 31, 2024. Unsettled acquisitions are included in cash and cash equivalents in the accompanying consolidated balance sheets and unsettled sales are included in loans held-for-investment and related receivables, net in the accompanying consolidated balance sheets.
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
CMFT Management is entitled to receive incentive compensation, payable with respect to each quarter, which is generally equal to the excess of (a) the product of (i) 20% and (ii) the excess of (A) Core Earnings (as defined in the Management Agreement) of the Company for the previous 12-month period, over (B) the product of (1) the Company’s Consolidated Equity (as defined in the Management Agreement) in the previous 12-month period, and (2) 7% per annum, over (b) the sum of any incentive compensation paid to CMFT Management with respect to the first three calendar quarters of such previous 12-month period (or such lesser number of completed calendar quarters preceding the applicable period, if applicable). During the years ended December 31, 2024, 2023 and 2022, no incentive compensation fees were incurred.
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
CLR Securities Investments, LLC (“CLR Securities”), a subsidiary of CLR, has an investment advisory and management agreement dated February 29, 2024 (the “CLR Investment Advisory and Management Agreement”) with the Investment Advisor pursuant to which the Investment Advisor manages the day-to-day business affairs of CLR Securities and its investments in real estate-related securities (collectively, the “CLR Managed Assets”), subject to the supervision of the CLR board of trustees. In connection with the services provided by the Investment Advisor, CLR Securities pays the Investment Advisor an investment advisory fee (the “CLR Investment Advisory Fee”), payable quarterly in arrears, equal to the proportion of the base management fee and performance fee calculated pursuant to the CLR Management Agreement that is attributable to the CLR Managed Assets. Because the CLR Managed Assets are excluded from the calculation of management fees payable by CLR to CMFT Management pursuant to the Management Agreement, the total management and advisory fees payable by CLR to its external advisors are not increased as a result of the CLR Investment Advisory and Management Agreement.
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
The Company and CMFT Management have entered into an agreement (the “Offset Agreement”) whereby, (i) for so long as CMFT Management is the external manager of the Company and an affiliate of CIM Group, the Company’s management fee payable to CMFT Management will be reduced by the Company’s proportional share, based on its ownership of CLR, of the base management fee and performance fee payable to CMFT Management by CLR, and (ii) if the Management Agreement and either or both of the CLR Advisory Agreements are simultaneously terminated without cause, the termination fee payable by

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the Company to CMFT Management or the Investment Advisor, as applicable, under the applicable CLR Advisory Agreement shall be reduced by the Company’s proportional share, based on its ownership of CLR, of the termination fee payable to CMFT Management or the Investment Advisor by CLR under the applicable CLR Advisory Agreement, such that, in each case, the Company will not pay more fees than would otherwise be payable under its Management Agreement or Investment Advisory and Management Agreement, as applicable. The Offset Agreement also provides that CMFT Management will reimburse to the Company 50% of the organization and offering expenses paid by the Company for CLR, which reimbursement may be paid as a reduction in the management fee payable to CMFT Management under the Management Agreement. Organization and offering expenses is defined in the CLR Management Agreement as any and all costs and expenses incurred by or on behalf of CLR in connection with the formation of CLR and the marketing and distribution of its common shares of beneficial interest. During the year ended December 31, 2024, the Company received $1.1 million from CMFT Management as reimbursement for organization and offering expenses paid by the Company for CLR.
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
The Company recorded fees and expense reimbursements as shown in the table below for services provided by CMFT Management or its affiliates related to the services described above during the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023	2022
Management fees	$49,672	$50,975	$52,564
Expense reimbursements to related parties (1)	$13,501	$13,285	$16,567
____________________________________
(1)Excludes $1.1 million of expense reimbursements recorded during the year ended December 31, 2022 attributable to earnout leasing costs under the RTL Purchase and Sale Agreement, which are included in gain on disposition of real estate and condominium developments, net in the consolidated statements of operations.
Due to Affiliates
Of the amounts shown above, $13.7 million and $13.9 million had been incurred, but not yet paid, for services provided by CMFT Management or its affiliates in connection with the management and operating activities during the years ended December 31, 2024 and 2023, respectively, and such amounts were recorded as liabilities of the Company as of such dates.
Development and Property Management Agreements
On January 7, 2021, the Company completed foreclosure proceedings to take control of the assets which previously secured its mezzanine loans, including 75 condominium units and 21 rental units across four buildings in New York. Upon foreclosure, and with the approval of the Board’s former valuation, compensation and affiliate transactions committee, CIM NY Management, LLC, an affiliate of the Company’s manager, CMFT Management, entered into a Development Management Agreement with the indirect wholly owned subsidiaries of the Company that own each of the four buildings (the “Building Owners”), wherein CIM NY Management, LLC will act as project manager in overseeing the development and construction of property improvements in accordance with each respective Development Management Agreement (the “Development Services”). In consideration for the Development Services, CIM NY Management, LLC will receive a development

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

management fee from the Building Owners equal to 4% of the aggregate gross project costs expended during the term of the Development Management Agreement, subject to the conditions in each respective Development Management Agreement. During the years ended December 31, 2024 and 2023, the Company recorded $722,000 and $380,000, respectively, in development management fees. Additionally, CIM NY Management, LLC is reimbursed by the Building Owners for expenses incurred in connection with the Development Services, including services provided that are incidental to but not part of the Development Services. The Development Management Agreement shall remain in effect until the project completion date, and is terminable by either party with fifteen days prior notice to the other party, with or without cause.
Additionally, on January 9, 2025, the Company took control of an office building in McLean, Virginia, through a deed-in-lieu of foreclosure, which previously secured one of its first mortgage loans, as discussed in Note 19 — Subsequent Events. Upon taking control of the asset, and with the approval of the Board, CIM Management, Inc. (“CIM Management”), an affiliate of the Company’s manager, CMFT Management, entered into a Property Management and Services Agreement with the indirect wholly owned subsidiaries of the Company that owns the office building (the “Office Building Owners”), wherein CIM Management will act as a property manager and property co-manager, as applicable, in overseeing the property’s day to day operations and as project manager in overseeing the development and construction of property improvements in accordance with the Property Management and Services Agreement (the “Management and Development Services”). In consideration for the Management and Development Services, CIM Management will receive a property management fee from the Office Building Owners equal to 1.5% of the operating receipts, as defined in the Property Management and Services Agreement, received by the Office Building Owners from operating the property, subject to the conditions set forth in the Property Management and Services Agreement. Additionally in consideration for the Management and Development Services, CIM Management will receive a development management fee from the Building Owners equal to 4% of the aggregate gross project costs expended during the term of the Development Management Agreement, subject to the conditions set forth in the Development Management Agreement. Additionally, CIM Management is reimbursed by the Office Building Owners for expenses incurred in connection with the Management and Development Services, including services provided that are incidental to but not part of the Management and Development Services. The Property Management and Services Agreement shall remain in effect until the Office Building Owners sell all or substantially all of the property, and is terminable by either party with fifteen days prior notice to the other party, with or without cause.
Investments with Affiliates of the Manager
In September 2021, the Company co-invested $68.4 million in preferred units and $138.8 million in a first mortgage loan to a third-party for the purchase of a multi-family, office and retail building in Fort Lauderdale, Florida with CIM Real Assets & Credit Fund, a fund that is advised by affiliates of CMFT Management (“CIM RACR”). The Company redeemed its investment in the preferred units during the year ended December 31, 2022 in exchange for an investment in a first mortgage loan. As of December 31, 2024, $199.9 million of the first mortgage loan was outstanding.
In October 2021, the Company invested in a $130.0 million first mortgage loan, with an initial advance of $119.0 million, to a third-party, the proceeds of which were used to finance the acquisition of a property from a fund that is advised by an affiliate of CMFT Management. As of December 31, 2024, $98.0 million of the first mortgage loan was outstanding.
In November 2021, the Company entered into the Unconsolidated Joint Venture (the “MT-FT JV”) with CMMT Holdings, LLC, a fund that is advised by an affiliate of CMFT Management, for the purposes of investing in the NewPoint JV. As of December 31, 2024, the Company owned approximately 50% of the equity interests of the MT-FT JV and has committed to fund capital to the MT-FT JV up to $212.5 million, of which $178.6 million has been funded, net of $59.7 million returned to the Company that can be called back by NewPoint JV through NP JV Holdings as a capital call on a future date. For more information on the NewPoint JV, see Note 2 — Summary of Significant Accounting Policies and Note 6 — Investment in Unconsolidated Entities.
In December 2021, the Company invested in a $155.0 million first mortgage loan, with an initial advance of $154.0 million, to a third-party, the proceeds of which were used to finance the acquisition of a property from a fund that is advised by an affiliate of CMFT Management. As of December 31, 2024, $154.0 million of the first mortgage loan was outstanding.
In April 2022, the Company invested in a $147.0 million first mortgage loan, with an initial advance of $143.0 million, to a third-party, which was previously funded by a fund that is advised by an affiliate of CMFT Management. As of December 31, 2024, $143.9 million of the first mortgage loan was outstanding.
During the year ended December 31, 2022, the Company and CIM RACR co-invested $75.9 million and $14.7 million, respectively, in five corporate senior loans to a third party. During the year ended December 31, 2023, the Company and CIM

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

RACR co-invested $105.8 million and $16.4 million, respectively, in nine corporate senior loans to a third party. As of December 31, 2024, $145.5 million of the corporate senior loans was outstanding. The Sub-Advisor provided investment management services related to these corporate senior loans pursuant to the Sub-Advisory Agreement.
As further described in Note 2 — Summary of Significant Accounting Policies, in August 2024, CMFT Corporate Credit Securities, LLC, an indirect wholly-owned, bankruptcy-remote subsidiary of the Company, entered into a master participation agreement (the “Master Participation Agreement”) with OFSI BSL XIV CLO, Ltd., an exempted company incorporated with limited liability under the laws of the Cayman Islands to sell a portion of the Company’s portfolio of liquid corporate senior loans. The collateral manager for OFSI BSL XIV CLO, Ltd. is OFS CLO Management II, LLC, an affiliate of the Sub-Advisor. During the year ended December 31, 2024, the sale of 185 liquid corporate senior loans closed pursuant to the Master Participation Agreement, with an aggregate principal balance of $265.4 million, resulting in net proceeds of $259.7 million after closing costs and a loss of $2.9 million. The liquid corporate senior loans served as the initial positions for the formation of a CLO, in which the Company subsequently invested $27.6 million in a CLO subordinated note.
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
NOTE 15 — STOCKHOLDERS’ EQUITY
As of December 31, 2024, 2023 and 2022, the Company was authorized to issue $600.0 million of shares of common stock under the Secondary DRIP Offering. All shares of such stock have a par value of $0.01 per share. The par value of stockholder proceeds raised from the DRIP Offerings is classified as common stock, with the remainder allocated to capital in excess of par value.
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
Distribution Reinvestment Plan
Pursuant to the DRIP, the Company allows stockholders to elect to have their distributions reinvested in additional shares of the Company’s common stock at the most recent estimated per share NAV as determined by the Board. The Board may terminate or amend the Secondary DRIP Offering at the Company’s discretion at any time upon ten days’ prior written notice to the stockholders. During the years ended December 31, 2024, 2023 and 2022, approximately 7.0 million, 6.5 million and 5.4 million shares were purchased under the DRIP Offerings for approximately $42.6 million, $42.9 million and $38.9 million, respectively, which were recorded as redeemable common stock on the consolidated balance sheets.
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
Upon receipt of a request for redemption, the Company may conduct a Uniform Commercial Code search to ensure that no liens are held against the shares. If the Company cannot purchase all shares presented for redemption in any fiscal quarter, based upon insufficient cash available from the sale of shares under the DRIP and/or the limit on the number of shares the Company may redeem during any quarter or year, the Company will give priority to the redemption of deceased stockholders’ shares and stockholders with exigent circumstances, as determined in the Company’s sole discretion and accompanied by such evidentiary documentation as the Company may request. While the shares of deceased stockholders and stockholders determined to have exigent circumstances will be included in calculating the maximum number of shares that may be redeemed in any annual or quarterly period, they will not be subject to the annual or quarterly percentage caps; therefore, if the volume of requests to redeem deceased stockholders’ shares in a particular quarter were large enough to cause the annual or quarterly percentage caps to be exceeded, even if no other redemption requests were processed, the redemptions of deceased stockholders’ shares would be completed in full, assuming sufficient proceeds from the sale of shares under the DRIP, net of shares redeemed to date, were available. If sufficient proceeds from the sale of shares under the DRIP, net of shares redeemed to date, were not available to pay all such redemptions in full, the requests to redeem deceased stockholders’ shares and shareholders deemed to have exigent circumstances would be honored on a pro rata basis. The Company next will give priority to requests for full redemption of accounts with a balance of 250 shares or less at the time the Company receives the request, in order to reduce the expense of maintaining small accounts. Thereafter, the Company will honor the remaining quarterly redemption requests on a pro rata basis. Following such quarterly redemption period, if a stockholder would like to resubmit the unsatisfied portion of the prior request for redemption, such stockholder must submit a new request for redemption of such shares prior to the last day of the new quarter. Unfulfilled requests for redemption will not be carried over automatically to subsequent redemption periods. In addition, the Company reserves the right, in its sole discretion at any time, and from time to time, to reject any request for redemption for any reason.
The Company redeems shares no later than the end of the month following the end of each fiscal quarter. Requests for redemption must be received on or prior to the end of the fiscal quarter in order for the Company to repurchase the shares in the month following the end of that fiscal quarter. The Board may choose to amend the terms of, suspend or terminate the share redemption program at any time in its sole discretion if it believes that such action is in the best interest of the Company and its stockholders. Any material modifications or suspension of the share redemption program will be disclosed to the Company’s stockholders as promptly as practicable in the Company’s reports filed with the SEC and via the Company’s website. During the years ended December 31, 2024, 2023 and 2022, the Company redeemed approximately 7.3 million, 6.8 million and 5.5 million shares, respectively, under the share redemption program for $45.0 million, $44.4 million and $39.4 million, respectively. During the year ended December 31, 2024, redemption requests relating to approximately 144.5 million shares went unfulfilled.
Distributions Payable and Distribution Policy
The Board authorized the following monthly distribution amounts per share, payable to stockholders as of the record date for the applicable month, for the periods indicated below:

Period Commencing	Period Ending	Monthly Distribution Amount
January 2022	September 2022	$0.0305
October 2022	December 2022	$0.0339
January 2023	September 2023	$0.0350
October 2023	December 2023	$0.0367
January 2024	December 2024	$0.0375
January 2025	June 2025	$0.0283
As of December 31, 2024, the Company had distributions payable of $16.5 million.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Equity-Based Compensation
On August 10, 2018, the Board approved the adoption of the Company’s 2018 Equity Incentive Plan (the “2018 Plan”), under which 400,000 of the Company’s shares of common stock were reserved for issuance. On April 27, 2022, the Board and the compensation committee of the Board approved the Amended and Restated CIM Real Estate Finance Trust, Inc. 2022 Equity Incentive Plan (the “2022 Plan”) and the 2022 Plan was approved by the Company’s stockholders at the Company’s 2022 Annual Meeting of Stockholders held on July 12, 2022. The 2022 Plan superseded and replaced the 2018 Plan. Awards that are granted on or after the effective date of the 2022 Plan are subject to the terms and provisions of the 2022 Plan. The total number of shares of Company common stock reserved and available for issuance under the 2022 Plan at any time during the term of the 2022 Plan is 250,000 shares, which is a reduction from 400,000 shares authorized for issuance under the 2018 Plan, and awards of approximately 71,000 shares of common stock are available for future grant at December 31, 2024. Under the 2022 Plan, the Board or the compensation committee of the Board has the authority to grant certain awards to employees, non-employee directors, and consultants or advisors of the Company, including stock option awards, restricted stock awards or deferred stock awards, which awards will further align such persons’ interests with the interests of the Company’s stockholders. The Board or the compensation committee of the Board also has the authority to determine the terms of any award granted pursuant to the 2022 Plan, including vesting schedules, restrictions and acceleration of any restrictions. The 2022 Plan may be amended or terminated by the Board or the compensation committee of the Board at any time, subject to the right of the Company’s stockholders to approve certain amendments.
On January 9, 2024, the compensation committee of the Board approved and adopted the CIM Real Estate Finance Trust, Inc. 2024 Manager Equity Incentive Plan (the “Manager Plan”) and the Manager Plan was approved by the Company’s stockholders at the Company’s 2024 Annual Meeting of Stockholders held on July 11, 2024. The Manager Plan provides for the grant of non-qualified stock options, restricted stock awards, restricted stock unit awards, and stock appreciation right awards, and dividend equivalents, to eligible named executive officers (as defined in Item 402 of Regulation S-K) of the Company or to CMFT Management, which in turn will transfer such incentives to employees, advisors, or consultants of CMFT Management and its affiliates who provide services to CMFT Management or its affiliates in support of the Company and its subsidiaries. The maximum number of shares of common stock of the Company that may be subject to awards granted under the Manager Plan is 12,000,000 shares. As of December 31, 2024, there were approximately 8.6 million shares remaining that may be subject to awards granted under the Manager Plan. The Manager Plan will expire on January 9, 2034, unless terminated earlier by the Board or the compensation committee.
The following tables summarize the (i) non-vested shares of restricted stock and restricted stock units and (ii) vesting schedule of shares of restricted stock and restricted stock units for the Company’s directors, officers and employees of the Manager as of December 31, 2024 (dollar amounts in thousands):

	Restricted Stock Grants (2018 Plan)	Restricted Stock Grants (2022 Plan)	Restricted Stock Units (Manager Plan) (1)	Grant Date Fair Value (2)
Outstanding as of December 31, 2021	21,007	—	—
Granted	22,892	66,667	—	$645
Vested	(43,899)	—	—	N/A
Forfeited	—	—	—	N/A
Outstanding as of December 31, 2022	—	66,667	—
Granted	—	73,059	—	$480
Vested	—	(66,667)	—	N/A
Forfeited	—	—	—	N/A
Outstanding as of December 31, 2023	—	73,059	—
Granted	—	39,409	3,370,474	$20,766
Vested	—	(73,059)	(759,113)	N/A
Forfeited	—	—	—	N/A
Outstanding as of December 31, 2024	—	39,409	2,611,361
____________________________________

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(1)Each restricted stock unit represents a contingent right to receive one share of the Company’s common stock, payable 50% in the Company’s common stock and 50% in the cash value thereof.
(2)The fair value of the Company’s share awards is determined using the Company’s per share NAV on the date of grant.
Compensation expense related to the restricted shares and restricted stock units are recognized over the vesting period. The Company recorded compensation expense of $6.3 million and $480,000 for the years ended December 31, 2024 and 2023, respectively, related to the restricted shares and restricted stock units, which is included in general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2024, there was $14.9 million of total unrecognized compensation expense related to these restricted shares and restricted stock units, which will be recognized ratably over the remaining respective periods of service.
Below is a summary of restricted stock and restricted stock units vesting dates as of December 31, 2024:

	Restricted Stock Grants (2022 Plan)	Restricted Stock Units (Manager Plan)
Vesting Year
2025	39,409	1,123,491
2026	—	1,123,491
2027	—	364,379
Total	39,409	2,611,361
NOTE 16 — INCOME TAXES
For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nondividend distributions. Nondividend distributions will reduce U.S stockholders’ basis (but not below zero) in their shares.
The following table shows the character of the distributions the Company paid on a percentage basis for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
Character of Distributions:	2024	2023	2022
Ordinary dividends	99%	97%	90%
Nondividend distributions	—%	3%	10%
Capital gain distributions	1%	—%	—%
Total	100%	100%	100%
During the years ended December 31, 2024, 2023 and 2022, the Company incurred state and local income and franchise taxes of $1.2 million, $1.1 million, and $1.3 million, respectively, which were recorded in general and administrative expenses in the consolidated statements of operations. Additionally, during the year ended December 31, 2024, the Company recognized income tax expense of $750,000 on undistributed capital gains which is recorded in general and administrative expenses in the consolidated statements of operations.
The Company had no unrecognized tax benefits as of or during the years ended December 31, 2024 and 2023. Any interest and penalties related to unrecognized tax benefits would be recognized within the provision for income taxes in the accompanying consolidated statements of operations. The Company files income tax returns in the U.S. federal jurisdiction, as well as various state jurisdictions, and is subject to routine examinations by the respective tax authorities.
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
As of December 31, 2024, the Company’s leases had a weighted-average remaining term of 10.5 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As of December 31, 2024, the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, was as follows (in thousands):

Year Ending December 31,	Future Minimum Rental Income
2025	$84,399
2026	81,480
2027	80,406
2028	76,583
2029	76,249
Thereafter	520,038
Total	$919,155
A certain amount of the Company’s rental and other property income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the years ended December 31, 2024, 2023 and 2022, the amount of the contingent rent earned by the Company was not significant.
Rental and other property income during the years ended December 31, 2024, 2023 and 2022 consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Fixed rental and other property income (1)	$87,796	$106,755	$192,982
Variable rental and other property income (2)	6,116	8,624	20,407
Total rental and other property income	$93,912	$115,379	$213,389
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
The Company has one property subject to a non-cancelable operating ground lease with a remaining term of 8.7 years, with a lease liability (in deferred rental income and other liabilities) and a related right-of-use (“ROU”) asset (in prepaid expenses and other assets) of $1.8 million in the consolidated balance sheets. The lease liability and ROU asset were initially measured at the present value of the future minimum lease payments using a discount rate of 4.3%. This reflects the Company’s incremental borrowing rate, which was calculated based on the interest rate the Company would incur to borrow on a fully collateralized basis over a term similar to the lease.
The Company recognized $250,000 of ground lease expense during the year ended December 31, 2024, of which $242,000 was paid in cash during the period it was recognized. As of December 31, 2024, the Company’s scheduled future minimum rental payments related to its operating ground lease is approximately $250,000 annually for 2025 through 2029, and $918,000 thereafter through the maturity date of the lease in August 2033.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 18 — SEGMENT REPORTING
As of December 31, 2024, the Company determined that it has two reportable segments: Credit and Real Estate. Corporate/other represents all corporate level and unallocated items and includes the Company’s other asset management activities and expenses.
The Company’s chief operating decision maker (“CODM”) is the Company’s executive management team, which includes the Chief Executive Officer and Chief Financial Officer.
The CODM evaluates performance and allocates resources based on segment net income (loss). All expense categories on the statement of operations are significant and there are no other significant segment expenses that would require disclosure. The CODM uses net income (loss) to make key operating decisions, such as identifying attractive investment opportunities, evaluating underwriting standards, determining the appropriate level of leverage to enhance returns on equity and deciding on the sources of financing.
The following tables present segment reporting for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31, 2024
	Real Estate	Credit	Corporate/Other (1)	Company Total
Revenues:
Rental and other property income	$93,525	$—	$387	$93,912
Interest income	—	389,988	—	389,988
Total revenues	93,525	389,988	387	483,900
Expenses:
General and administrative	399	3,327	21,793	25,519
Interest expense, net	23,248	216,218	—	239,466
Property operating	3,639	—	6,267	9,906
Real estate tax	3,051	—	1,127	4,178
Expense reimbursements to related parties	—	—	13,501	13,501
Management fees	8,218	41,454	—	49,672
Transaction-related	—	23	48	71
Depreciation and amortization	31,981	—	—	31,981
Real estate impairment	52,243	—	9,066	61,309
Increase in provision for credit losses	—	342,815	—	342,815
Total expenses	122,779	603,837	51,802	778,418
Other income (expense)
Gain on disposition of real estate and condominium developments, net	1,855	—	4,750	6,605
Gain on investment in unconsolidated entities	—	13,599	—	13,599
Unrealized gain on equity security	—	(15,888)	—	(15,888)
Other income (expense), net	413	(6,795)	5,244	(1,138)
Loss on extinguishment of debt	—	(950)	—	(950)
Total other income (expense)	2,268	(10,034)	9,994	2,228
Segment net loss	(26,986)	(223,883)	(41,421)	(292,290)
Segment net income attributable to non-controlling interest	—	11	—	11
Segment net loss attributable to the Company	$(26,986)	$(223,894)	$(41,421)	$(292,301)
Total assets as of December 31, 2024	$1,021,918	$3,983,392	$192,439	$5,197,749
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
(2)Includes the Company’s investment in CIM UII Onshore.
NOTE 19 — SUBSEQUENT EVENTS
In addition to subsequent events previously disclosed, the following events also occurred subsequent to December 31, 2024.
Redemptions of Shares of Common Stock
Subsequent to December 31, 2024, the Company redeemed approximately 1.8 million shares for $11.1 million (at an average redemption price of $6.09 per share). The remaining redemption requests received during the three months ended December 31, 2024 totaling approximately 39.8 million shares went unfulfilled.
Estimated Per Share NAV
On March 20, 2025, the Board established an updated estimated per share NAV of the Company’s common stock as of December 31, 2024, of $5.22 per share. Commencing on March 28, 2025, distributions will be reinvested in shares of the

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Company’s common stock under the DRIP at a price of $5.22 per share and $5.22 serves as the most recent estimated per share NAV for purposes of the share redemption program.
Investment and Disposition Activity
Subsequent to December 31, 2024, the Company’s investment and disposition activity included the following:
•Disposed of two properties and condominium units for an aggregate gross sales price of $20.1 million, resulting in net proceeds of $18.7 million after closing costs and a gain of approximately $1.0 million.
•Settled $1.2 million of liquid corporate senior loan purchases, all of which were traded as of December 31, 2024, and settled $7.1 million of liquid corporate senior loan sales, $3.0 million of which were traded as of December 31, 2024.
•Settled $18.3 million on purchases of two corporate senior loans.
•Sold $44.0 million of CMBS and received $1.7 million of principal repayments on CMBS.
•Originated two first mortgage loans with an aggregate principal balance of $61.0 million, funded an aggregate amount of $24.2 million to 13 of the Company’s first mortgage loans, and received $40.6 million of principal repayments on four of the Company’s first mortgage loans, $22.0 million of which was received in connection with the two loan modifications discussed below.
•Modified a first mortgage loan to extend the initial maturity date from February 7, 2025, with two one-year extension options, to February 7, 2028, with one one-year extension option. The Company received a $10.0 million principal repayment subsequent to December 31, 2024 in connection with this loan modification.
•Modified a first mortgage loan to extend the initial maturity date from January 7, 2025 to February 7, 2029, with two one-year extension options, modify the variable interest rate from 2.90% plus Term SOFR to a fixed interest rate of 5.0% through February 7, 2026, then 6.0% through the initial maturity date, and allow for future funding advances up to an aggregate amount of $14.5 million. The Company received a $12.0 million principal repayment subsequent to December 31, 2024 in connection with the loan modification, and resumed accrual upon becoming contractually current on its interest payments.
Financing Activity
Subsequent to December 31, 2024, the Company’s financing activity included the following:
•Financed two first mortgage loans for an aggregate amount of $45.6 million under the repurchase facility with Barclays and refinanced a first mortgage loan for $44.0 million under the repurchase facility with Citibank.
•Repaid $94.2 million of borrowings under the repurchase facilities with Barclays, Deutsche Bank, and J.P. Morgan.
•Repaid $19.0 million of borrowings under the Loan Facility with Ally Bank.
•Amended the Master Repurchase Agreement with Citibank to, among other things, extend the initial maturity date to March 5, 2027 and provide for two one-year extension options.
Deed-in-Lieu of Foreclosure
Subsequent to December 31, 2024, the Company took control of the assets securing two of it risk-rated 5 first mortgage loans, which are comprised of two office buildings, through deeds-in-lieu of foreclosure. The loans had a combined net book value of $149.0 million as of December 31, 2024.

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
					Which Carried
			Buildings, Fixtures and	Total Adjustment	At December 31, 2024	Accumulated Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Real Estate Held for Investment the Company has Invested in:
AAA Office Park:
Hamilton, NJ	$—	$5,427	$22,970	$(16,278)	$12,119	$169	12/16/2021	2016
Actuant Campus:
Columbus, WI	12,975	2,090	14,633	—	16,723	1,812	12/21/2020	2014
AKRS Equipment:
David City, NE	11,331	682	12,849	—	13,531	109	9/10/2024	2023
AK Steel:
West Chester, OH	—	1,421	21,044	—	22,465	1,952	12/16/2021	2007
Apex Technologies:
Mason, OH	—	1,288	11,127	—	12,415	1,014	12/16/2021	2013
Bass Pro Shop:
Tallahassee, FL	6,637	945	5,713	119	6,777	1,835	8/20/2013	2013
BJ’s Wholesale Club:
Fort Myers, FL	19,794	5,331	21,692	—	27,023	2,380	12/21/2020	2018
Roanoke, VA	15,496	4,509	14,545	—	19,054	1,609	11/25/2020	2018
Bob Evans:
Defiance, OH	2,573	501	2,781	—	3,282	250	12/16/2021	2011
Dover, OH	2,529	552	1,930	—	2,482	165	12/16/2021	2013
Dundee, MI	1,842	526	1,298	—	1,824	119	12/16/2021	2011
Gallipolis, OH	2,705	529	2,963	—	3,492	320	12/21/2020	2003
Hagerstown, MD	2,536	490	2,789	—	3,279	315	12/21/2020	1989
Hamilton, OH	1,930	446	2,359	—	2,805	193	12/16/2021	2014
Hummelstown, PA	2,259	1,029	2,283	—	3,312	192	12/16/2021	2013
Mansfield, OH	2,259	495	2,423	—	2,918	281	12/21/2020	2004
Mayfield Heights, OH	1,842	847	1,278	—	2,125	113	12/16/2021	2003
Monroe, MI	2,193	623	2,177	—	2,800	256	12/21/2020	1998
Northwood, OH	2,529	514	2,760	—	3,274	307	12/21/2020	1998
Peoria, IL	892	620	524	—	1,144	85	12/21/2020	1995
Piqua, OH	2,017	413	2,187	—	2,600	248	12/21/2020	1989
Bottom Dollar Grocery:
Ambridge, PA	—	519	2,985	—	3,504	856	11/5/2013	2012
Burger King:
Yukon, OK	1,206	500	1,141	—	1,641	142	12/21/2020	1989
Cabela’s:
Acworth, GA	21,644	4,979	18,775	—	23,754	3,752	9/25/2017	2014
Avon, OH	12,346	2,755	10,751	—	13,506	2,183	9/25/2017	2016
La Vista, NE	20,986	3,260	16,923	—	20,183	3,253	9/25/2017	2006
Sun Prairie, WI	15,884	3,373	14,058	—	17,431	2,963	9/25/2017	2015
Caliber Collision Center:
Fredericksburg, VA	3,618	1,807	2,292	—	4,099	311	7/22/2020	2019
Lake Jackson, TX	2,887	800	2,974	—	3,774	395	12/21/2020	2006
Richmond, VA	4,225	1,453	3,323	—	4,776	469	7/30/2020	2020
San Antonio, TX	3,929	691	4,458	—	5,149	545	12/21/2020	2019
Williamsburg, VA	3,699	1,418	2,800	—	4,218	380	6/12/2020	2020
Camping World:
Fort Myers, FL	11,162	3,226	11,832	199	15,257	1,576	12/21/2020	1987
Cash & Carry:
Salt Lake City, UT	—	863	4,149	—	5,012	480	12/21/2020	2006
Chick-Fil-A:
Dickson City, PA	1,952	1,113	7,946	(7,817)	1,242	330	6/30/2014	2013

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
					Which Carried
			Buildings, Fixtures and	Total Adjustment	At December 31, 2024	Accumulated Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Costco:
Tallahassee, FL	$8,004	$9,497	$—	$—	$9,497	$—	12/11/2012	2006
CVS:
Arnold, MO	3,962	2,043	2,367	—	4,410	673	12/13/2013	2013
Asheville, NC	1,871	1,108	1,084	—	2,192	362	4/26/2012	1998
Austin, TX	4,320	1,076	3,475	—	4,551	981	12/13/2013	2013
Bloomington, IN	4,408	1,620	2,957	—	4,577	840	12/13/2013	2012
Blue Springs, MO	2,924	395	2,722	—	3,117	773	12/13/2013	2013
Bridgeton, MO	3,962	2,056	2,362	—	4,418	671	12/13/2013	2013
Charleston, SC	1,689	869	1,009	—	1,878	338	4/26/2012	1998
Chesapeake, VA	3,231	1,044	3,053	—	4,097	885	12/13/2013	2013
Cicero, IN	3,436	487	3,099	—	3,586	879	12/13/2013	2013
Eminence, KY	3,465	872	2,511	—	3,383	704	12/13/2013	2013
Goose Creek, SC	2,822	1,022	1,980	—	3,002	557	12/13/2013	2013
Greenwood, IN	4,203	912	3,549	61	4,522	1,035	7/11/2013	1999
Hazlet, NJ	5,928	3,047	3,610	—	6,657	1,020	12/13/2013	2013
Hillcrest Heights, MD	3,830	1,817	2,989	71	4,877	862	9/30/2013	2001
Honesdale, PA	4,093	1,206	3,342	—	4,548	973	12/13/2013	2013
Independence, MO	2,419	359	2,242	—	2,601	638	12/13/2013	2013
Indianapolis, IN	3,355	1,110	2,484	—	3,594	705	12/13/2013	2013
Irving, TX	3,574	745	3,034	—	3,779	952	10/5/2012	2000
Janesville, WI	3,041	736	2,545	—	3,281	722	12/13/2013	2013
Katy, TX	3,121	1,149	2,462	—	3,611	684	12/13/2013	2013
London, KY	4,130	1,445	2,661	—	4,106	773	9/10/2013	2013
North Wilkesboro, NC	2,295	332	2,369	73	2,774	682	10/25/2013	1999
Poplar Bluff, MO	3,691	1,861	2,211	—	4,072	631	12/13/2013	2013
Salem, NH	5,204	3,456	2,351	—	5,807	658	11/18/2013	2013
San Antonio, TX	3,289	1,893	1,848	—	3,741	531	12/13/2013	2013
Sand Springs, OK	3,552	1,765	2,283	—	4,048	653	12/13/2013	2013
Santa Fe, NM	6,206	2,243	4,619	—	6,862	1,290	12/13/2013	2013
Sedalia, MO	2,580	466	2,318	—	2,784	660	12/13/2013	2013
St. John, MO	—	1,546	2,601	—	4,147	738	12/13/2013	2013
Vineland, NJ	3,531	813	2,926	—	3,739	856	12/13/2013	2010
Waynesboro, VA	3,253	986	2,708	—	3,694	769	12/13/2013	2013
West Monroe, LA	3,399	1,738	2,136	—	3,874	611	12/13/2013	2013
Wisconsin Rapids, WI	2,193	707	3,262	—	3,969	265	12/16/2021	2013
Dave & Buster's
Rosemont, IL	20,687	2,441	15,859	—	18,300	126	9/30/2024	2014
Dollar General:
Parchment, MI	—	168	1,162	—	1,330	312	6/25/2014	2014
Duluth Trading:
Denton, TX	—	1,662	2,918	—	4,580	365	12/21/2020	2017
Noblesville, IN	—	1,212	3,436	—	4,648	461	12/21/2020	2003
Family Dollar:
Salina, UT	—	211	1,262	—	1,473	179	12/21/2020	2014
Jewel-Osco:
Plainfield, IL	8,720	—	—	11,151	11,151	1,666	11/14/2018	2001
Spring Grove, IL	7,770	991	11,361	—	12,352	975	12/16/2021	2007
Wood Dale, IL	7,748	4,069	7,800	—	11,869	700	12/16/2021	2005

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
					Which Carried
			Buildings, Fixtures and	Total Adjustment	At December 31, 2024	Accumulated Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Kroger:
Shelton, WA	$8,889	$1,180	$11,040	$—	$12,220	$3,425	4/30/2014	1994
Kum & Go:
Conway, AR	3,180	510	2,577	—	3,087	690	6/13/2014	2014
Lowe’s:
Asheboro, NC	6,944	1,098	6,722	50	7,870	1,912	6/23/2014	1994
Cincinnati, OH	11,637	14,092	—	491	14,583	31	2/10/2014	2001
Covington, LA	9,035	10,233	—	—	10,233	—	8/20/2014	2002
Mansfield, OH	7,792	873	8,256	26	9,155	2,382	6/12/2014	1992
North Dartmouth, MA	14,232	6,774	17,384	—	24,158	1,595	12/16/2021	2004
Oxford, AL	10,657	1,668	7,622	369	9,659	2,738	6/28/2013	1999
Tuscaloosa, AL	7,777	4,908	4,786	109	9,803	1,508	10/29/2013	1993
Zanesville, OH	9,079	2,161	8,375	317	10,853	2,560	12/11/2013	1995
McAlister’s Deli:
Lawton, OK	2,102	805	1,057	—	1,862	312	5/1/2014	2013
Mister Car Wash:
Athens, AL	2,507	384	1,150	—	1,534	242	9/12/2017	2008
Decatur, AL	1,228	257	559	—	816	127	9/12/2017	2005
Decatur, AL	2,792	486	1,253	—	1,739	302	9/12/2017	2014
Decatur, AL	1,433	359	1,152	—	1,511	274	9/12/2017	2007
Hartselle, AL	1,031	360	569	—	929	133	9/12/2017	2007
Hudson, FL	—	1,229	1,562	(503)	2,288	—	12/16/2021	2007
Madison, AL	3,823	562	1,139	—	1,701	279	9/12/2017	2012
National Tire & Battery:
Cypress, TX	2,792	910	2,224	—	3,134	583	9/1/2015	2005
Montgomery, IL	3,012	516	2,494	—	3,010	777	1/15/2013	2007
North Richland Hills, TX	2,668	513	2,579	—	3,092	667	9/1/2015	2005
Pasadena, TX	2,851	908	2,307	—	3,215	605	9/1/2015	2005
Natural Grocers:
Heber City, UT	4,517	1,286	3,727	—	5,013	447	12/21/2020	2017
Idaho Falls, ID	3,545	833	2,316	—	3,149	668	2/14/2014	2013
O’Reilly Automotive:
Bennettsville, SC	1,177	361	1,207	—	1,568	162	12/21/2020	2015
Clayton, GA	1,294	501	945	—	1,446	219	1/29/2016	2015
Flowood, MS	1,338	505	1,288	—	1,793	169	12/21/2020	2014
Iron Mountain, MI	1,206	249	1,400	—	1,649	186	12/21/2020	2014
Popeyes:
Independence, MO	1,155	333	680	—	1,013	186	6/27/2014	2005
Raising Cane’s:
Avondale, AZ	3,209	1,774	2,381	—	4,155	203	12/16/2021	2013
Reno, NV	3,275	1,841	2,259	—	4,100	278	12/21/2020	2014
Safeway:
Juneau, AK	10,709	6,174	8,791	—	14,965	1,104	12/21/2020	2017
Siemens:
Milford, OH	—	4,137	23,153	(16,238)	11,052	211	12/21/2020	1991

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
					Which Carried
			Buildings, Fixtures and	Total Adjustment	At December 31, 2024	Accumulated Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Spinx:
Simpsonville, SC	$1,784	$591	$969	$—	$1,560	$292	1/24/2013	2012
Steinhafels:
Greenfield, WI	7,310	1,783	7,643	—	9,426	867	12/21/2020	1991
Madison, WI	11,008	3,227	8,531	—	11,758	758	12/16/2021	2017
Sunoco:
Palm City, FL	3,457	667	1,698	—	2,365	500	4/12/2013	2011
SuperValu:
Oglesby, IL	12,660	2,505	11,777	—	14,282	1,277	12/16/2021	1996
Take 5:
Andrews, TX	877	230	862	—	1,092	98	12/21/2020	1994
Bedford, TX	895	283	837	—	1,120	115	12/21/2020	2009
Burleson, TX	1,115	471	936	—	1,407	122	12/21/2020	1994
Burleson, TX	822	201	837	—	1,038	99	12/21/2020	2010
Burleson, TX	640	394	407	—	801	96	12/21/2020	2003
Cedar Hill, TX	786	250	705	—	955	87	12/21/2020	1985
Hereford, TX	822	50	995	—	1,045	110	12/21/2020	1993
Irving, TX	457	120	445	—	565	54	12/21/2020	1989
Irving, TX	822	210	818	—	1,028	96	12/21/2020	1987
Lubbock, TX	1,261	151	1,428	—	1,579	154	12/21/2020	2002
Midland, TX	1,663	192	1,861	—	2,053	200	12/21/2020	1995
Mineral Wells, TX	1,115	131	1,263	—	1,394	139	12/21/2020	2019
Teradata:
Miami Township, OH	—	1,615	5,250	(2,580)	4,285	59	12/16/2021	2010
TGI Friday's:
Wilmington, DE	—	1,685	969	—	2,654	277	6/27/2014	1991
Tire Kingdom:
Summerville, SC	2,156	1,208	1,233	—	2,441	313	9/1/2015	2005
Tractor Supply:
Ashland, VA	3,026	500	2,696	175	3,371	836	11/22/2013	2013
Blytheville, AR	2,558	780	2,660	175	3,615	413	12/21/2020	2002
Cambridge, MN	2,368	807	1,272	203	2,282	543	5/14/2012	2012
Carlyle, IL	2,339	707	2,386	175	3,268	403	12/21/2020	2015
Fortuna, CA	4,473	568	3,819	175	4,562	1,127	6/27/2014	2014
Logan, WV	2,979	597	3,232	175	4,004	432	12/21/2020	2006
Lumberton, NC	2,748	611	2,007	175	2,793	707	5/24/2013	2013
Monticello, FL	2,602	448	1,916	175	2,539	675	6/20/2013	2013
Shelbyville, IL	2,324	586	2,576	175	3,337	392	12/21/2020	2017
South Hill, VA	2,851	630	2,179	175	2,984	721	6/24/2013	2011
Weaverville, NC	4,174	867	3,138	277	4,282	1,015	9/13/2013	2006

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
					Which Carried
			Buildings, Fixtures and	Total Adjustment	At December 31, 2024	Accumulated Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
United Oil:
Bellflower, CA	$1,915	$1,246	$788	$—	$2,034	$204	9/30/2014	2001
Brea, CA	2,873	2,393	658	—	3,051	170	9/30/2014	1984
Carson, CA	5,343	2,354	4,821	—	7,175	576	12/21/2020	1958
El Cajon, CA	1,849	1,533	568	—	2,101	147	9/30/2014	2008
El Cajon, CA	1,645	1,225	368	—	1,593	95	9/30/2014	2000
Fallbrook, CA	3,531	1,266	3,458	—	4,724	374	12/21/2020	1958
Harbor City, CA	3,289	1,359	3,047	—	4,406	336	12/21/2020	2014
Hawthorne, CA	1,988	896	1,764	—	2,660	196	12/21/2020	2001
La Habra, CA	2,398	1,971	571	—	2,542	147	9/30/2014	2000
Lakewood, CA	3,655	2,499	2,400	—	4,899	290	12/21/2020	1973
Lawndale, CA	2,193	1,462	862	—	2,324	223	9/30/2014	2001
Long Beach, CA	2,741	1,088	2,582	—	3,670	290	12/21/2020	1990
Los Angeles, CA	3,216	1,927	1,484	—	3,411	384	9/30/2014	2007
Los Angeles, CA	2,741	2,182	701	—	2,883	181	9/30/2014	1964
Los Angeles, CA	3,764	2,435	2,614	—	5,049	293	12/21/2020	1982
Los Angeles, CA	4,108	2,016	3,486	—	5,502	377	12/21/2020	1965
Norco, CA	3,150	1,852	1,489	—	3,341	385	9/30/2014	1995
San Clemente, CA	4,174	2,036	3,561	—	5,597	394	12/21/2020	1973
San Diego, CA	2,259	1,362	1,662	—	3,024	195	12/21/2020	1959
San Diego, CA	3,560	1,547	3,218	—	4,765	353	12/21/2020	2011
San Diego, CA	4,861	2,409	4,105	—	6,514	474	12/21/2020	1976
San Diego, CA	2,602	1,877	883	—	2,760	228	9/30/2014	2006
Santa Ana, CA	2,536	1,629	1,766	—	3,395	207	12/21/2020	2000
Vista, CA	2,259	2,063	334	—	2,397	86	9/30/2014	1986
Vista, CA	2,193	2,028	418	—	2,446	109	9/30/2014	2010
Whittier, CA	2,463	1,629	985	—	2,614	255	9/30/2014	1997
Vacant:
Sanford, FL	—	1,031	1,807	(1,861)	977	92	10/23/2012	1999
Valeo North American HQ:
Troy, MI	—	1,880	9,813	—	11,693	1,355	12/16/2021	2007
Valeo Production Facility:
East Liberty, OH	—	357	4,989	46	5,392	508	12/16/2021	2016
Valvoline HQ:
Lexington, KY	—	5,558	41,234	(21,873)	24,919	433	12/16/2021	2016

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
					Which Carried
			Buildings, Fixtures and	Total Adjustment	At December 31, 2024	Accumulated Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Walgreens:
Austintown, OH	$3,560	$637	$4,173	$128	$4,938	$1,202	8/19/2013	2002
Dearborn Heights, MI	6,045	2,236	3,411	—	5,647	1,010	7/9/2013	2008
Fort Madison, IA	3,472	514	3,723	—	4,237	1,084	9/20/2013	2008
Las Vegas, NV	3,852	2,325	3,262	70	5,657	952	9/26/2013	1999
Lawton, OK	2,759	860	2,539	106	3,505	768	7/3/2013	1998
Little Rock, AR	4,386	548	4,676	—	5,224	1,237	6/30/2014	2011
Lubbock, TX	3,527	565	3,257	103	3,925	1,031	10/11/2012	2000
Metropolis, IL	4,086	284	4,991	—	5,275	1,299	8/8/2014	2009
Sacramento, CA	3,224	324	2,669	—	2,993	739	6/30/2014	2008
San Antonio, TX	6,889	1,416	7,932	—	9,348	850	12/21/2020	2005
Suffolk, VA	4,020	1,261	3,461	—	4,722	1,181	5/14/2012	2007
Walmart:
Anderson, SC	9,517	2,424	9,719	—	12,143	2,228	11/5/2015	2015
Florence, SC	8,815	2,013	9,225	—	11,238	2,105	11/5/2015	2015
Tallahassee, FL	11,070	14,823	—	—	14,823	—	12/11/2012	2008
Weasler Engineering:
West Bend, WI	11,652	1,019	13,390	—	14,409	1,414	12/16/2021	2016
Wendy’s:
Grafton, VA	1,579	540	894	—	1,434	247	6/27/2014	1985
	$758,520	$297,954	$781,756	$(51,606)	$1,028,104	$125,170
____________________________________
(a)Initial costs exclude subsequent impairment charges.
(b)Consists of capital expenditures and real estate development costs, and impairment charges.
(c)The aggregate cost for federal income tax purposes was $1.1 billion.
(d)The following is a reconciliation of total real estate carrying value for the years ended December 31 (in thousands):

	2024	2023	2022
Balance, beginning of period	$1,135,995	$2,041,696	$2,362,175
Additions
Acquisitions	31,841	—	—
Improvements	489	619	1,245
Total additions	$32,330	$619	$1,245
Less: Deductions
Cost of real estate sold	81,548	884,128	305,071
Other (including provisions for impairment of real estate assets)	58,673	22,192	16,653
Total deductions	140,221	906,320	321,724
Balance, end of period	$1,028,104	$1,135,995	$2,041,696
(e)Gross intangible lease assets of $146.6 million and the associated accumulated amortization of $54.5 million are not reflected in the table above.

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
(in thousands)
(f)The following is a reconciliation of accumulated depreciation for the years ended December 31 (in thousands):

	2024	2023	2022
Balance, beginning of period	$116,397	$179,855	$158,354
Additions
Acquisitions - Depreciation expense for building, acquisitions costs and tenant improvements acquired	20,004	26,011	41,627
Improvements - Depreciation expense for tenant improvements and building equipment	2,624	3,218	5,270
Total additions	$22,628	$29,229	$46,897
Deductions
Cost of real estate sold	2,876	85,919	22,508
Other (including provisions for impairment of real estate assets)	10,979	6,768	2,888
Total deductions	13,855	92,687	25,396
Balance, end of period	$125,170	$116,397	$179,855
(g)The Company’s assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, buildings are depreciated over 40 years, site improvements are amortized over 15 years and tenant improvements are amortized over the remaining life of the lease or the useful life, whichever is shorter.

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE
(in thousands)

								Principal
							Carrying	Amount of
							Amount of	Loans Subject
			Final	Periodic		Face	Mortgages at	to Delinquent
		Interest	Maturity	Payment	Prior	Amount of	December 31,	Principal or
Loan Type	Description / Location	Rate (a)	Date (b)	Terms (c)	Liens	Mortgages (d)	2024 (e)	"Interest"

First mortgage loan	Office / Duluth, Georgia	+ 3.25%	4/1/2027	I/O	N/A	$53,167	$53,129	$—
First mortgage loan	Office / Orlando, Florida	+ 4.10%	10/9/2025	I/O	N/A	71,140	70,904	—
First mortgage loan	Office / San Diego, California	+ 4.66%	12/7/2025	I/O	N/A	113,625	113,301	113,625
First mortgage loan	Office / Houston, Texas	+ 2.22%	1/7/2028	I/O	N/A	102,170	102,170	—
First mortgage loan	Office / Irvine, California	Fixed 6.25%	7/7/2029	I/O	N/A	154,866	154,345	—
First mortgage loan	Office / Bethesda, Maryland	+ 3.86%	9/16/2026	I/O	N/A	58,693	58,452	—
First mortgage loan	Multifamily / Fort Lauderdale, Florida	+ 1.72% - 7.07%	1/7/2025	I/O	N/A	199,930	199,627	—
First mortgage loan	Multifamily / Los Angeles, California	+ 2.60%	10/7/2028	I/O	N/A	98,000	97,753	—
First mortgage loan	Retail / Glendale, New York	+ 4.26%	11/7/2026	I/O	N/A	65,000	64,677	—
First mortgage loan	Multifamily / Arlington, Virginia	+ 2.75%	12/15/2026	I/O	N/A	84,867	84,449	—
First mortgage loan	Multifamily / Brooklyn, New York	+ 3.61%	12/17/2026	I/O	N/A	57,225	56,896	—
First mortgage loan (f)	Multifamily / Brooklyn, New York	+ 3.61%	12/17/2026	I/O	N/A	19,075	18,965	—
First mortgage loan	Office / McLean, Virginia	+ 3.41%	2/5/2027	I/O	N/A	126,279	125,460	126,279
First mortgage loan	Multifamily / Gainesville, Florida	+ 3.20%	2/6/2027	I/O	N/A	70,908	70,737	—
First mortgage loan	Office / Boston, Massachusetts	+ 2.90%	1/7/2027	I/O	N/A	135,828	135,040	135,828
First mortgage loan	Multifamily / Miami, Florida	+ 2.60%	1/7/2027	I/O	N/A	154,000	153,644	—
First mortgage loan	Multifamily / Nashville, Tennessee	+ 3.00%	1/7/2027	I/O	N/A	118,750	118,478	—
First mortgage loan	Office / Tampa, Florida	+ 3.28%	2/7/2027	I/O	N/A	174,012	173,423	—
First mortgage loan	Office / Atlanta, Georgia	+ 3.40%	3/7/2027	I/O	N/A	278,266	277,141	—
First mortgage loan	Office / Phoenix, Arizona	+ 3.34%	4/7/2027	I/O	N/A	327,317	325,873	—
First mortgage loan	Mixed-Use / Alpharetta, Georgia	+ 4.70%	4/7/2027	I/O	N/A	70,068	69,786	—
First mortgage loan	Multifamily / Phoenix, Arizona	+ 3.05%	5/7/2027	I/O	N/A	143,919	143,480	—
First mortgage loan	Office / Washington D.C.	+ 4.00%	6/6/2027	I/O	N/A	190,879	190,085	—
First mortgage loan	Industrial / Spanish Fork, Utah	+ 3.50%	7/7/2026	I/O	N/A	81,000	80,725	—
First mortgage loan	Self-Storage / Various	+ 3.95%	9/7/2027	I/O	N/A	61,120	60,818	—
First mortgage loan	Industrial / Various	+ 2.40%	8/9/2027	I/O	N/A	254,568	250,545	—
First mortgage loan	Hospitality / Orlando, Florida	+ 4.40%	9/7/2028	I/O	N/A	34,950	34,676	—
First mortgage loan	Hospitality / Tampa, Florida	+ 4.15%	8/7/2028	I/O	N/A	27,124	26,900	—
First mortgage loan	Multifamily / Los Angeles, California	+ 3.25%	1/5/2029	I/O	N/A	47,500	47,300	—
First mortgage loan	Hospitality / Philadelphia, Pennsylvania	+ 4.05%	1/7/2029	I/O	N/A	31,249	30,958	—
First mortgage loan	Hospitality / Salt Lake City, Utah	+ 4.25%	3/7/2029	I/O	N/A	14,459	14,300	—

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE
(in thousands)

								Principal
							Carrying	Amount of
							Amount of	Loans Subject
			Final	Periodic		Face	Mortgages at	to Delinquent
		Interest	Maturity	Payment	Prior	Amount of	December 31,	Principal or
Loan Type	Description / Location	Rate (a)	Date (b)	Terms (c)	Liens	Mortgages (d)	2024 (e)	"Interest"

First mortgage loan	Hospitality / Alexandria, Virginia	+ 3.65%	9/7/2029	I/O	N/A	$31,000	$30,707	$—
First mortgage loan	Multifamily / Salt Lake City, Utah	+ 3.05%	11/9/2029	I/O	N/A	32,500	32,185	—
Total loans						$3,483,454	$3,466,929	$375,732
Current expected credit losses (g)						—	(381,825)	—
Total loans, net						$3,483,454	$3,085,104	$375,732
____________________________________
(a)Expressed as a spread over the relevant floating benchmark rates, which include Term SOFR, and the 30-day SOFR average, as applicable to each loan.
(b)Final maturity date assumes all extension options are exercised.
(c)I/O = interest only until final maturity unless otherwise noted.
(d)Face amount of mortgages includes $15.6 million in protective advances as of December 31, 2024.
(e)The tax basis of the loans included above is $3.5 billion as of December 31, 2024.
(f)As of December 31, 2024, the first mortgage loan is comprised of contiguous mezzanine loan components that, as a whole, have expected credit quality similar to that of a first mortgage loan.
(g)As of December 31, 2024, the Company’s current expected credit losses related to its loans held-for-investment totaled $392.1 million, $381.8 million of which was related to the CRE loans.
The following table reconciles mortgage loans on real estate for the years ended December 31 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance, beginning of period	$3,539,111	$3,264,841	$1,958,655
Additions during period:
New loans	162,892	483,099	1,401,539
Capitalized interest	8,095	—	62
Accretion of fees and other items	6,414	8,726	9,896
Total additions	$177,401	$491,825	$1,411,497
Less: Deductions during period:
Collections of principal	(356,649)	(120,394)	(80,911)
Capitalized interest	—	—	—
Foreclosures	—	—	—
Deferred fees and other items	(2,174)	(8,273)	(13,978)
Total deductions	$(358,823)	$(128,667)	$(94,889)
Provision for credit losses	(272,585)	(88,888)	(10,422)
Net balance, end of period	$3,085,104	$3,539,111	$3,264,841