Form 10-Q
period 2025-03-31
CIM REAL ESTATE FINANCE TRUST, INC.
filed 2025-05-14
CIK 1498547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 6, 2025, there were approximately 436.2 million shares of common stock, par value $0.01 per share, of CIM Real Estate Finance Trust, Inc. outstanding.

CIM REAL ESTATE FINANCE TRUST, INC.

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands, except share and per share amounts) (Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Real estate assets:
Land	$355,878	$290,275
Buildings, fixtures and improvements	767,747	737,829
Intangible lease assets	179,894	146,640
Condominium developments	53,372	64,927
Total real estate assets, at cost	1,356,891	1,239,671
Less: accumulated depreciation and amortization	(184,398)	(179,665)
Total real estate assets, net	1,172,493	1,060,006
Investment in unconsolidated entities	192,525	181,409
Real estate-related securities and other, at fair value, net of credit loss allowances of $182,328 and $110,062 as of March 31, 2025 and December 31, 2024, respectively	302,030	345,828
Loans held-for-investment and related receivables, net	3,600,652	3,763,013
Less: Current expected credit losses	(289,626)	(392,136)
Total loans held-for-investment and related receivables, net	3,311,026	3,370,877
Cash and cash equivalents	139,308	181,291
Restricted cash	3,059	3,919
Rents and tenant receivables, net	20,603	18,550
Prepaid expenses and other assets	6,726	8,242
Deferred costs, net	5,454	6,496
Accrued interest receivable	20,888	21,131
Total assets	$5,174,112	$5,197,749
LIABILITIES, REDEEMABLE COMMON STOCK AND EQUITY
Repurchase facilities, notes payable and credit facilities, net	$3,145,058	$3,170,289
Accrued expenses and accounts payable	44,331	38,980
Due to affiliates	13,028	13,669
Intangible lease liabilities, net	11,658	11,812
Distributions payable	12,569	16,508
Deferred rental income and other liabilities	6,000	4,954
Total liabilities	3,232,644	3,256,212
Commitments and contingencies (Note 10)
Redeemable common stock	163,710	166,335
EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 490,000,000 shares authorized, 436,894,246 and 437,313,001 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	4,371	4,374
Capital in excess of par value	3,534,082	3,533,329
Accumulated distributions in excess of earnings	(1,746,646)	(1,676,562)
Accumulated other comprehensive loss	(14,602)	(86,283)
Total stockholders’ equity	1,777,205	1,774,858
Non-controlling interests	553	344
Total equity	1,777,758	1,775,202
Total liabilities, redeemable common stock, non-controlling interests and stockholders’ equity	$5,174,112	$5,197,749
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues:
Rental and other property income	$28,808	$24,574
Interest income	77,596	109,855
Total revenues	106,404	134,429
Expenses:
General and administrative	5,615	6,150
Interest expense, net	45,250	65,576
Property operating	2,465	4,007
Real estate tax	1,004	1,278
Expense reimbursements to related parties	3,003	2,993
Management fees	11,723	12,691
Transaction-related	59	60
Depreciation and amortization	8,828	8,542
Real estate impairment	7,026	—
Increase in provision for credit losses	61,777	67,117
Total expenses	146,750	168,414
Other income (expense):
Gain on disposition of real estate and condominium developments, net	1,552	782
Gain on investment in unconsolidated entities	1,011	2,525
Unrealized gain (loss) on equity securities	3,300	(11,413)
Other income, net	1,609	3,549
Total other income (expense)	7,472	(4,557)
Net loss	$(32,874)	$(38,542)
Net income allocated to non-controlling interest	9	—
Net loss attributable to the Company	$(32,883)	$(38,542)
Weighted average number of common shares outstanding:
Basic and diluted	437,153,747	437,264,798
Net loss per common share:
Basic and diluted	$(0.08)	$(0.09)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (in thousands) (Unaudited)

	Three Months Ended March 31,
	2025	2024
Net loss	$(32,874)	$(38,542)
Other comprehensive income
Unrealized gain on CMBS	982	4,955
Unrealized loss on CLO subordinated note	(733)	—
Reclassification adjustment for realized loss included in income as other income	410	—
Amount of loss reclassified from other comprehensive income into income as an increase in provision for credit losses	71,022	—
Total other comprehensive income	71,681	4,955

Comprehensive income (loss)	38,807	(33,587)
Comprehensive income allocated to non-controlling interest	9	—
Comprehensive income (loss) attributable to the Company	$38,798	$(33,587)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
 (in thousands, except share amounts) (Unaudited)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings		Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
	Number of Shares	Par Value
Balance as of January 1, 2025	437,313,001	$4,374	$3,533,329	$(1,676,562)		$(86,283)	$1,774,858	$344	$1,775,202
Issuance of common stock	1,416,038	13	8,608	—		—	8,621	—	8,621
Equity-based compensation	9,852	2	738	—		—	740	—	740
Distributions declared on common stock — $0.08 per common share	—	—	—	(37,201)	g	—	(37,201)	—	(37,201)
Redemptions of common stock	(1,844,645)	(18)	(11,218)	—		—	(11,236)	—	(11,236)
Changes in redeemable common stock	—	—	2,625	—		—	2,625	—	2,625
Contributions from non-controlling interests	—	—	—	—		—	—	200	200
Comprehensive (loss) income	—	—	—	(32,883)		71,681	38,798	9	38,807
Balance as of March 31, 2025	436,894,246	$4,371	$3,534,082	$(1,746,646)		$(14,602)	$1,777,205	$553	$1,777,758

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance as of January 1, 2024	437,254,715	$4,372	$3,529,973	$(1,187,125)	$(81,143)	$2,266,077
Issuance of common stock	1,742,240	19	10,846	—	—	10,865
Equity-based compensation	—	—	815	—	—	815
Distributions declared on common stock — $0.11 per common share	—	—	—	(49,278)	—	(49,278)
Redemptions of common stock	(1,754,973)	(17)	(11,062)	—	—	(11,079)
Changes in redeemable common stock	—	—	249	—	—	249
Comprehensive (loss) income	—	—	—	(38,542)	4,955	(33,587)
Balance as of March 31, 2024	437,241,982	$4,374	$3,530,821	$(1,274,945)	$(76,188)	$2,184,062
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands) (Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(32,874)	$(38,542)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization, net	9,195	8,486
Amortization of deferred financing costs	2,255	2,383
Amortization and accretion on deferred loan fees	(1,915)	(1,185)
Amortization and accretion of premiums and discounts on credit investments	(1,241)	(2,313)
Accretion of interest income on CLO subordinated note	(1,028)	—
Capitalized interest income on real estate-related securities and loans held-for-investment	(3,925)	(306)
Equity-based compensation	740	815
Straight-line rental income	(1,551)	(668)
Write-offs for uncollectible lease-related receivables	(1,357)	(46)
Gain on disposition of real estate assets and condominium developments, net	(1,552)	(782)
Loss on sale of credit investments, net	678	416
Gain on investment in unconsolidated entities	(1,011)	(2,525)
Unrealized (gain) loss on equity securities	(3,300)	11,413
Impairment of real estate assets	7,026	—
Increase in provision for credit losses	61,777	67,117
Return on investment in unconsolidated entities	—	2,526
Changes in operating assets and liabilities:
Rents and tenant receivables, net	628	(377)
Prepaid expenses and other assets	1,516	1,066
Accrued interest receivable	243	1,305
Accrued expenses and accounts payable	(2,958)	2,014
Deferred rental income and other liabilities	1,046	187
Due to affiliates	(641)	(315)
Net cash provided by operating activities	31,751	50,669
Cash flows from investing activities:
Investment in unconsolidated entities	(13,998)	(12,000)
Return of investment in unconsolidated entities	3,893	491
Investment in liquid corporate senior loans	(1,253)	(5,621)
Investment in real estate assets and capital expenditures	(5,624)	(4,156)
Cash resulting from deed-in-lieu of foreclosures, net	1,655	—
Investment in corporate senior loans	(32,596)	(11,822)
Origination and funding of first mortgage loans	(92,602)	(23,602)
Origination and exit fees received on loans held-for-investment	1,644	329
Principal payments received on loans held-for-investment	54,326	46,291
Principal payments received on real estate-related securities	1,848	3,245
Proceeds from the repayment on the CLO subordinated note	2,342	—
Net proceeds from sale of real estate-related securities	43,616	—
Net proceeds from disposition of real estate assets and condominium developments	29,211	12,231
Net proceeds from sale of liquid corporate senior loans	2,943	74,080
Net cash (used in) provided by investing activities	(4,595)	79,466

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands) (Unaudited) — Continued

	Three Months Ended March 31,
	2025	2024
Cash flows from financing activities:
Redemptions of common stock	$(11,236)	$(11,079)
Distributions to stockholders	(32,519)	(37,974)
Proceeds from borrowings	90,751	47,225
Repayments of borrowings	(116,671)	(82,763)
Contributions from non-controlling interests	200	—
Deferred financing costs paid	(524)	(767)
Net cash used in financing activities	(69,999)	(85,358)
Net (decrease) increase in cash and cash equivalents and restricted cash	(42,843)	44,777
Cash and cash equivalents and restricted cash, beginning of period	185,210	260,582
Cash and cash equivalents and restricted cash, end of period	$142,367	$305,359
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$139,308	$301,296
Restricted cash	3,059	4,063
Total cash and cash equivalents and restricted cash	$142,367	$305,359
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$12,569	$16,486
Accrued capital expenditures	$1,556	$346
Real estate acquired via deed-in-lieu of foreclosure	$151,043	$—
Assumption of other assets and liabilities related to real estate acquired via deed-in-lieu of foreclosure	$(3,260)	$—
Write-off of assets securing loans held-for-investment	$(149,438)	$—
Common stock issued through distribution reinvestment plan	$8,621	$10,865
Change in fair value of real estate-related securities	$659	$4,955
Conversion of loan held-for-investment to equity securities	$—	$(1,993)

Supplemental Cash Flow Disclosures:
Interest paid	$42,993	$63,210
Cash paid for taxes	$177	$933

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited)
NOTE 1 — ORGANIZATION AND BUSINESS
CIM Real Estate Finance Trust, Inc. (the “Company”) is a non-exchange traded real estate investment trust (“REIT”) formed as a Maryland corporation on July 27, 2010, that elected to be taxed, and operates its business to qualify, as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2012. The Company seeks to attain attractive risk-adjusted returns and create long term value for its investors by investing in a diversified portfolio of senior secured mortgage loans, creditworthy long-term net-leased property investments and other senior loan and liquid credit investments. As of March 31, 2025, the Company’s loan portfolio consisted of 68 loans with a net book value of $3.3 billion, and investments in real estate-related securities and other of $302.0 million. The Company conducts its commercial real estate lending business through CIM Commercial Lending REIT (“CLR”), a Maryland statutory trust and subsidiary of the Company which the Company expects to be taxed as a REIT for U.S. federal income tax purposes. As of March 31, 2025, CLR holds a diversified portfolio of approximately $1.5 billion which includes first mortgage loans with a net book value of $1.1 billion, commercial mortgage-backed securities (“CMBS”) with an estimated fair value of $196.3 million, and an investment in the Unconsolidated Joint Venture (as defined in Note 2 — Summary of Significant Accounting Policies) with a carrying value of $182.8 million. As of March 31, 2025, the Company owned 186 commercial real estate properties, comprising approximately 6.6 million rentable square feet of commercial space located in 36 states. As of March 31, 2025, the rentable square feet at these properties was 94.8% leased, including month-to-month agreements, if any. As of March 31, 2025, the Company owned condominium developments with a net book value of $53.4 million.
A majority of the Company’s business is conducted through CIM Real Estate Finance Operating Partnership, LP, a Delaware limited partnership, of which the Company is the sole general partner and owns, directly or indirectly, 100% of the partnership interests.
The Company is externally managed by CIM Real Estate Finance Management, LLC, a Delaware limited liability company (“CMFT Management”), which is an affiliate of CIM Group, LLC (“CIM Group”). CIM Group is a vertically-integrated community-focused real estate and infrastructure owner, operator, lender and developer. CIM Group is headquartered in Los Angeles, California and has offices in Atlanta, Georgia, Chicago, Illinois, Dallas, Texas, New York, New York, Orlando, Florida, Phoenix, Arizona, London, UK and Tokyo, Japan. CIM Group also maintains additional offices with distribution staff and Joint Venture partnerships.
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
March 31, 2025 (Unaudited) – (Continued)

filed with the SEC on August 2, 2016 and automatically became effective with the SEC upon filing. The Company began to issue shares under the Secondary DRIP Offering on August 2, 2016 and continues to issue shares under the Secondary DRIP Offering.
The Company’s board of directors (the “Board”) establishes an updated estimated per share net asset value (“NAV”) of the Company’s common stock on at least an annual basis for purposes of assisting broker-dealers that participated in the Initial Offering in meeting their customer account reporting obligations under Financial Industry Regulatory Authority Rule 2231. Distributions are reinvested in shares of the Company’s common stock for participants in the DRIP at the estimated per share NAV as determined by the Board. Additionally, the estimated per share NAV as determined by the Board serves as the per share NAV for purposes of the share redemption program. Effective March 28, 2025, the most recent estimated per share NAV of the Company’s common stock was $5.22, using a valuation date of December 31, 2024. Commencing on March 28, 2025, distributions are reinvested in shares of the Company’s common stock under the DRIP at a price of $5.22 per share and $5.22 per share serves as the most recent estimated per share NAV for purposes of the share redemption program. The Company’s estimated per share NAVs are not audited or reviewed by its independent registered public accounting firm.
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
Principles of Consolidation and Basis of Presentation
The condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC regarding interim financial reporting, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2024, and related notes thereto, set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The condensed consolidated financial statements should also be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.
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
As of March 31, 2025, CLR is a VIE that is consolidated by the Company as the primary beneficiary, as the Company has the ability to direct the activities of CLR and the obligation to absorb CLR’s losses through its guarantee of CLR’s indebtedness, which is significant to CLR. The non-controlling interest on the condensed consolidated balance sheets represents the equity interests in CLR owned by outside investors. As of March 31, 2025, CLR’s loan portfolio consisted of senior secured mortgage loans with a net book value of $1.1 billion and investments in real estate-related securities of $196.3 million. In addition, as of March 31, 2025, the carrying value of CLR’s investment in CIM NP JV Holdings, LLC (“NP JV Holdings”) was $182.8 million. CLR had $919.1 million of debt outstanding, as of March 31, 2025.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited) – (Continued)

During the year ended December 31, 2024, the Company sold a portion of the Company’s portfolio of liquid corporate senior loans with an aggregate principal balance of $265.4 million to OFSI BSL XIV CLO, Ltd., an exempted company incorporated with limited liability under the laws of the Cayman Islands, resulting in net proceeds of $259.7 million after closing costs and a loss of $2.9 million. The collateral manager for OFSI BSL XIV CLO, Ltd. is OFS CLO Management II, LLC, an affiliate of the Sub-Advisor (as defined in Note 11 — Related-Party Transactions and Arrangements). The Company does not maintain effective control over the liquid corporate senior loans and the Company does not have the ability, nor the requirement, to repurchase the liquid corporate senior loans. The liquid corporate senior loans served as the initial positions for the formation of a collateralized loan obligation (“CLO”), in which the Company subsequently invested $27.6 million in a subordinated note (the “CLO subordinated note”). The CLO is a VIE, given the insufficient equity at risk, evidenced by the tranched capital structure and multiple series of debt instruments issued. However, the Company, through its investment in the CLO subordinated note, lacks the ability to direct the activities that most significantly affect the entity’s economic performance. Additionally, the collateral manager, which does direct the activities that most significantly affect the entity’s economic performance, was deemed to not be under common control with the Company. As such, the Company was determined to not be the primary beneficiary and the CLO is not consolidated on the Company’s financial statements. As of March 31, 2025, the fair value of the CLO subordinated note is $24.9 million and is included in real estate-related securities and other on the Company’s condensed consolidated balance sheets.
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
The Company may assume legal title or physical possession of the collateral underlying a loan through a foreclosure or the execution of a deed-in-lieu of foreclosure. The acquired property is initially recognized at fair value in accordance with the asset acquisition provisions under the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”) within total real estate assets, net on the Company’s condensed consolidated balance sheet when the Company assumes legal title or physical possession. The value of acquired property is allocated based on the relative fair values of assets acquired and liabilities assumed, including, but not limited to, land, building, furniture and fixtures, and intangibles. For additional information, refer to Note 4 — Real Estate Assets.
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, lease concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; significant increases to budgeted costs for units under development; and a reduction in prevailing market values for assets being considered for disposition. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited) – (Continued)

discounted cash flow analysis and recent comparable sales transactions. The Company’s impairment assessment as of March 31, 2025 was based on the most current information available to the Company, including expected holding periods. If the Company’s expected holding periods for assets change, subsequent tests for impairment could result in additional impairment charges in the future. The assumptions and uncertainties utilized in the evaluation of the impairment of real estate assets are discussed in detail in Note 3 — Fair Value Measurements. See also Note 4 — Real Estate Assets for further discussion regarding real estate investment activity.
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
Dispositions of Real Estate Assets
Gains and losses from dispositions are recognized once the various criteria relating to the terms of sale and any subsequent involvement by the Company with the asset sold are met. A discontinued operation includes only the disposal of a component of an entity and represents a strategic shift that has (or will have) a major effect on an entity’s financial results. Given the Company’s current asset portfolio and strategy, the Company’s dispositions during the three months ended March 31, 2025 and 2024 did not qualify for discontinued operations presentation and thus, the results of the properties and condominiums that were sold will not be reported as discontinued operations, and any associated gains or losses from the dispositions are included in gain on disposition of real estate and condominium developments, net. See Note 4 — Real Estate Assets for a discussion of the disposition of individual properties and condominiums during the three months ended March 31, 2025 and 2024.
Allocation of Purchase Price of Real Estate Assets
Upon the acquisition of real properties or after taking control of real assets through deeds-in-lieu of foreclosure as described above, the Company allocates the purchase price to acquired tangible assets, consisting of land, buildings and improvements, and to identified intangible assets and liabilities, consisting of the value of above- and below-market leases and the value of in-place leases and other intangibles, based in each case on their relative fair values. The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and buildings). The information in the appraisal, along with any additional information available to the Company’s management, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.
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
Investment in Unconsolidated Entities
The Company is engaged in an unconsolidated joint venture arrangement through NP JV Holdings (the “Unconsolidated Joint Venture”), of which it owns, indirectly through CMFT MT JV Holdings, LLC and CLR NP Holdings, LLC, a subsidiary of CLR, approximately 50% of the outstanding equity. Through the Unconsolidated Joint Venture, which holds approximately 94% of the membership interest in NewPoint JV, LLC (the “NewPoint JV”) pursuant to the terms of the Operating Agreement entered into between the Unconsolidated Joint Venture and NewPoint Bridge Lending, LLC, the Company indirectly owns approximately 47% of the outstanding equity of the NewPoint JV on a fully diluted basis. The Company accounts for its investment under the equity method. The equity method of accounting requires the investment to be initially recorded at cost, including transaction costs incurred to finalize the investment, and is subsequently adjusted for the Company’s share of equity

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited) – (Continued)

in NP JV Holdings’ earnings and distributions, including unrealized gains and losses as a result of changes in fair value of the NewPoint JV. The Company records its share of NP JV Holdings’ profits or losses on a quarterly basis as an adjustment to the carrying value of the investment on the Company’s condensed consolidated balance sheet and such share is recognized as a profit or loss on the condensed consolidated statements of operations.
For more information, refer to Note 6 — Investment in Unconsolidated Entities.
Restricted Cash
The Company had $3.1 million and $3.9 million in restricted cash as of March 31, 2025 and December 31, 2024, respectively. Included in restricted cash was $1.1 million and $1.9 million held by lenders in lockbox accounts, as of March 31, 2025 and December 31, 2024, respectively. As part of certain of the Company’s debt agreements, rents from certain encumbered properties and interest income from certain first mortgage loans are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess is disbursed to the Company. Also included in restricted cash was $2.0 million of construction reserves, amounts held by lenders in escrow accounts for real estate taxes and other lender reserves for certain properties, in accordance with the associated lender’s loan agreement as of March 31, 2025 and December 31, 2024.
Real Estate-Related Securities and Other
Real estate-related securities and other consists primarily of the Company’s investments in CMBS, CLOs and equity securities. The Company determines the appropriate classification for real estate-related securities at the time of purchase and reevaluates such designation as of each balance sheet date.
As of March 31, 2025, the Company classified its investments in CMBS and CLO as available-for-sale as the Company is not actively trading the securities; however, the Company may sell them prior to their maturity. These investments are carried at their estimated fair value with unrealized gains and losses reported in other comprehensive income. The amortized cost of the Company’s CMBS is adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. The amortized cost of the Company’s CLO subordinated note reflects accretion of interest income based on the effective yield method less any cash distributions received or entitled to be received. CLO subordinated note positions are entitled to recurring distributions, which are generally equal to the residual cash flows of payments received on underlying securities less contractual payments to debt holders and fund expenses.
The Company’s investments in equity securities of public and private companies are carried at their estimated fair values with unrealized gains and losses reported on the condensed consolidated statements of operations. Dividend income is included in other income, net on the condensed consolidated statements of operations, of which the Company recorded $1.2 million and $1.5 million, respectively, during the three months ended March 31, 2025 and 2024.
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
March 31, 2025 (Unaudited) – (Continued)

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
Current Expected Credit Losses
Current expected credit losses (“CECL”) required under the FASB, ASC Topic 326, Financial Instruments - Credit Losses (“ASC 326”), reflects the Company’s current estimate of potential credit losses related to the Company’s loans held-for-investment, CMBS and CLO included in the condensed consolidated balance sheets. Changes to current expected credit losses are recognized through net income on the Company’s condensed consolidated statements of operations. While ASC 326 does not require any particular method for determining current expected credit losses, it does specify current expected credit losses should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, and reasonable and supportable forecasts for the duration of each respective loan. In addition, other than a few narrow exceptions, ASC 326 requires that all financial instruments subject to the credit loss model should have some amount of loss reserve to reflect the GAAP framework underlying the credit loss model that all loans, debt securities, and similar assets have some inherent risk of loss, regardless of credit quality, subordinate capital, or other mitigating factors.
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
March 31, 2025 (Unaudited) – (Continued)

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
March 31, 2025 (Unaudited) – (Continued)

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
March 31, 2025 (Unaudited) – (Continued)

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
In August 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-05, Business Combinations-Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement (“ASU 2023-05”). ASU 2023-05 applies to the formation of a joint venture and requires a joint venture to initially measure all contributions received upon its formation at fair value. The guidance is intended to reduce diversity in practice and provide users of joint venture financial statements with more decision-useful information. The amendments are effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. ASU 2023-05 became effective for the Company beginning January 1, 2025 and did not have a material impact on its condensed consolidated financial statements and disclosures.
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
March 31, 2025 (Unaudited) – (Continued)

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
A breakout of the Company’s CMBS, CLO subordinated note, and equity securities’ levels of the fair value hierarchy as of March 31, 2025 and December 31, 2024 can be found in the tables under Items Measured at Fair Value on a Recurring Basis below.
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
In accordance with the fair value hierarchy described above, the following table details the net book value and fair value of the financial instruments described above as of March 31, 2025 and December 31, 2024 (in thousands):

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited) – (Continued)

	March 31, 2025		December 31, 2024
	Net Book Value	Fair Value	Net Book Value	Fair Value	Level
Financial assets:
First mortgage loans	$3,003,721	$3,042,538	$3,085,104	$3,141,665	3
Liquid corporate senior loans	28,864	23,127	35,653	32,062	(1)
Corporate senior loans	278,441	284,124	250,120	256,543	3
Total financial assets	$3,311,026	$3,349,789	$3,370,877	$3,430,270

Financial liabilities:
Repurchase facilities, notes payable and credit facilities	$3,156,694	$3,092,462	$3,182,614	$3,098,368	2
Total financial liabilities	$3,156,694	$3,092,462	$3,182,614	$3,098,368
____________________________________
(1)As of March 31, 2025, $18.3 million and $4.8 million of the Company’s liquid corporate senior loans were classified in Level 2 and Level 3 of the fair value hierarchy, respectively. As of December 31, 2024, $26.0 million and $6.1 million of the Company’s liquid corporate senior loans were classified in Level 2 and Level 3 of the fair value hierarchy, respectively.
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
Items Measured at Fair Value on a Recurring Basis
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets that are required to be measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 (in thousands):

	Balance as of March 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
CMBS	$241,705	$—	$196,330	$45,375
CLO subordinated note	24,855	—	—	24,855
Equity securities	35,470	34,745	—	725
Total financial assets	$302,030	$34,745	$196,330	$70,955

	Balance as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
CMBS	$286,757	$—	$241,341	$45,416
CLO subordinated note	26,901	—	—	26,901
Equity security	32,170	31,547	—	623
Total financial assets	$345,828	$31,547	$241,341	$72,940

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited) – (Continued)

The following are reconciliations of the changes in financial assets with Level 3 inputs in the fair value hierarchy for the three months ended March 31, 2025 (in thousands):

Level 3
Beginning Balance, January 1, 2025	$72,940
Total gains and losses:
Unrealized gain included in other comprehensive income	681
Current expected credit losses	(1,244)
Unrealized loss on CLO subordinated note	(733)
Purchases and payments received:
Proceeds from the repayment of portfolio investments on CLO subordinated note	(2,342)
Accreted interest income	1,028
Discounts, net	314
Capitalized interest income	311
Ending Balance, March 31, 2025	$70,955

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
Properties acquired through deeds-in-lieu of foreclosure are recognized at fair value and included in total real estate assets, net on the Company’s condensed consolidated balance sheet upon foreclosure in accordance with the asset acquisition provisions of ASC 805. The Company is required to disclose real estate owned, a nonfinancial asset, at fair value on a non-recurring basis, in accordance with ASC 820, Fair Value Measurement and Disclosures (“ASC 820”). Under ASC 820, the Company may utilize the income, market or cost approach (or combination thereof) to determine the fair value of real estate owned. During the three months ended March 31, 2025, the Company took control of the assets securing two of its risk-rated 5 first mortgage loans, which are comprised of two office buildings, through deeds-in-lieu of foreclosure. At the time of acquisition, the Company determined the aggregate fair value of the net real estate assets to be $151.0 million. For the two properties, the Company utilized discount rates of 10.8% and 10.0%, respectively and capitalization rates of 9.0% and 8.5%, respectively.
As of March 31, 2025, the Company had an aggregate $231.5 million asset-specific credit loss reserve on funded and unfunded commitments related to six of the Company’s first mortgage loans with an aggregate carrying value of $812.3 million. The asset-specific credit loss reserve was recorded based on the Company’s estimation of the fair value of the first mortgage loans’ aggregate underlying collateral, less costs to sell the underlying collateral, as of March 31, 2025. These loans are therefore measured at fair value on a nonrecurring basis using significant unobservable inputs, and are classified as Level 3 assets in the fair value hierarchy. The Company considered a variety of inputs including property performance, market data and comparable sales, as applicable. The significant unobservable inputs used include the terminal capitalization rate, which ranged from 8.0% to 9.0%, and the discount rate, which ranged from 10.0% to 14.0%. For additional information regarding the first mortgage loans, refer to Note 8 — Loans Held-For-Investment.
As discussed in Note 4 — Real Estate Assets, during the three months ended March 31, 2025, one property was deemed to be impaired due to a sales price or a revised cash flow estimate that was less than its respective carrying value, and its carrying value was reduced to an estimated fair value of $15.0 million, resulting in impairment charges of $7.0 million. The revised cash flow estimate was a result of continued deterioration of fundamentals at certain office properties, including weakened leasing activity and increased capitalization rates, and a revision in assumed holding periods at certain properties. During the three months ended March 31, 2025, no condominium units were deemed to be impaired. During the three months ended March 31, 2024, no properties or condominium units were deemed to be impaired. The Company estimates fair values using Level 3 inputs and a combined income and market approach, specifically using discounted cash flow analysis and recent comparable sales transactions. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgment and to make certain key assumptions, including, but not limited to, the following: (1) terminal capitalization rates; (2) discount rates; (3) the number of years the property will be held; (4) property operating expenses; and

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited) – (Continued)

(5) re-leasing assumptions, including the number of months to re-lease, market rental income and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and the future performance and sustainability of the Company’s tenants. The Company determined that the selling prices used to determine the fair values were Level 2 inputs.
The following summarizes the ranges of discount rates and terminal capitalization rates used for the Company’s impairment test for the real estate assets during the three months ended March 31, 2025:

Three Months Ended March 31,
2025
Discount Rate	Terminal Capitalization Rate
9.5% - 11.9%	9.0% - 11.4%
The following table presents the impairment charges by asset class recorded during the three months ended March 31, 2025 (in thousands):

Three Months Ended March 31,
2025
Asset class impaired:
Land	$453
Buildings, fixtures and improvements	6,042
Intangible lease assets	531
Total impairment loss	$7,026
NOTE 4 — REAL ESTATE ASSETS
Property Acquisitions
During the three months ended March 31, 2025, the Company took control of the assets securing two of its risk-rated 5 first mortgage loans, which are comprised of two office buildings, through deeds-in-lieu of foreclosure. During the three months ended March 31, 2024, the Company did not acquire any properties.
The following table summarizes the purchase price allocation for the real estate properties acquired via deeds-in-lieu of foreclosure (in thousands):

2025 Property Acquisitions
Land	$69,189
Buildings, fixtures and improvements	46,544
Acquired in-place leases and other intangibles (1)	20,131
Acquired above-market leases (1)	15,294
Acquired below-market leases (2)	(115)
Total purchase price	$151,043
____________________________________
(1) The amortization period for acquired in-place leases and other intangibles and acquired above-market leases is 5.5 years.
(2) The amortization period for acquired below-market leases is 5.7 years.
Condominium Development Project
During the three months ended March 31, 2025 and 2024, the Company capitalized $3.9 million and $4.5 million, respectively, of expenditures associated with the development of condominiums acquired via foreclosure, which is included in

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited) – (Continued)

condominium developments in the accompanying condensed consolidated balance sheets. No capitalized interest expense was included in the capitalized expenditures during the three months ended March 31, 2025 or 2024.
Condominium Dispositions
During the three months ended March 31, 2025, the Company disposed of condominium units for an aggregate sales price of $18.4 million, resulting in proceeds of $16.9 million after closing costs and a gain of $1.1 million. During the three months ended March 31, 2024, the Company disposed of condominium units for an aggregate sales price of $13.2 million, resulting in proceeds of $12.2 million after closing costs and a gain of $782,000. The Company has no continuing involvement that would preclude sale treatment with these condominium units. The gain on sale of condominium units is included in gain on disposition of real estate and condominium developments, net in the condensed consolidated statements of operations.
Property Dispositions
During the three months ended March 31, 2025, the Company disposed of three retail properties, for an aggregate gross sales price of $13.0 million, resulting in proceeds of $12.3 million after closing costs and a gain of $418,000. The Company has no continuing involvement that would preclude sale treatment with these properties. During the three months ended March 31, 2024, the Company did not dispose of any properties.
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
During the three months ended March 31, 2025, one property totaling approximately 136,000 square feet with a carrying value of $22.0 million was deemed to be impaired and its carrying value was reduced to an estimated fair value of $15.0 million, resulting in impairment charges of $7.0 million, which were recorded in the condensed consolidated statements of operations. During the three months ended March 31, 2025, no condominium units were deemed to be impaired.
During the three months ended March 31, 2024, no properties or condominium units were deemed to be impaired.
See Note 3 — Fair Value Measurements for a further discussion regarding these impairment charges during the three months ended March 31, 2025 and 2024.
NOTE 5 — INTANGIBLE LEASE ASSETS AND LIABILITIES
Intangible lease assets and liabilities consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands, except weighted average life remaining):

	March 31, 2025	December 31, 2024
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $52,401 and $51,282, respectively (with a weighted average life remaining of 10.9 years and 11.8 years, respectively)
	$105,592	$88,698
Acquired above-market leases, net of accumulated amortization of $3,845 and $3,213, respectively (with a weighted average life remaining of 7.0 years and 10.6 years, respectively)
	18,056	3,447
Total intangible lease assets, net	$123,648	$92,145
Intangible lease liabilities:
Acquired below-market leases, net of accumulated amortization of $6,305 and $6,036, respectively (with a weighted average life remaining of 10.9 years and 11.2 years, respectively)
	$11,658	$11,812
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited) – (Continued)

The following table summarizes the amortization related to the intangible lease assets and liabilities for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
In-place lease and other intangible amortization	$2,876	$2,695
Above-market lease amortization	$513	$106
Below-market lease amortization	$269	$285
As of March 31, 2025, the estimated amortization relating to the intangible lease assets and liabilities is as follows (in thousands):

	Amortization
	In-Place Leases and Other Intangibles	Above-Market Leases	Below-Market Leases
Remainder of 2025	$9,645	$2,503	$808
2026	11,986	3,296	1,077
2027	11,700	3,256	1,077
2028	10,703	2,934	1,077
2029	9,965	2,411	1,077
Thereafter	51,593	3,656	6,542
Total	$105,592	$18,056	$11,658
NOTE 6 — INVESTMENT IN UNCONSOLIDATED ENTITIES
During the year ended December 31, 2021, the Company entered into the Unconsolidated Joint Venture, of which the Company currently owns as of March 31, 2025, indirectly through CMFT MT JV Holdings, LLC and CLR NP Holdings, LLC, a subsidiary of CLR, approximately 50% of the outstanding equity. The Unconsolidated Joint Venture holds approximately 94% of the membership interest in the NewPoint JV. Through the Unconsolidated Joint Venture, the Company holds an approximate 47% interest in the NewPoint JV and accounts for its investment under the equity method. The primary purpose of the NewPoint JV is to source, underwrite, close and service on an ongoing basis multifamily bridge loans, participation interests, and other debt instruments such as loans. As of March 31, 2025 and December 31, 2024, the carrying value of the Company’s investment in NP JV Holdings was $192.5 million and $181.4 million, respectively, which approximates fair value and is included in investment in unconsolidated entities on the condensed consolidated balance sheets. The Company recorded a gain totaling $1.0 million and $2.5 million, which represented its share of NP JV Holdings’ gain, during the three months ended March 31, 2025 and 2024, respectively, in the condensed consolidated statements of operations. During the three months ended March 31, 2025, the Company contributed an additional $14.0 million in NP JV Holdings. The Company also received $3.9 million in distributions during the three months ended March 31, 2025, all of which was recognized as a return of investment and reduced the invested capital and the carrying amount. As of March 31, 2025, the Company had $19.9 million of unfunded commitments related to NewPoint JV. These commitments are not reflected in the accompanying condensed consolidated balance sheets.
The Company provided a limited guaranty to NewPoint JV, under which the Company agreed to guarantee the Unconsolidated Joint Venture’s cross indemnity and its share of capital contribution obligations under the agreement with NewPoint JV.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited) – (Continued)

The following tables provide summarized financial information of the Unconsolidated Joint Venture for the periods set forth below (in thousands):

	March 31, 2025	December 31, 2024
Assets:
Real estate investments - at fair value	$39,100	$40,796
Loans held-for-investment - at fair value, net of deferred fees	$1,160,746	$1,093,202
Total assets	$1,212,859	$1,186,794

Liabilities and equity:
Repurchase facilities and securitized debt, net of deferred fees	$800,253	$777,239
Total liabilities	$803,002	$798,626
Total equity	$409,857	$388,168

	Three Months Ended March 31,
	2025	2024
Total revenues	$22,741	$23,046
Total expenses	15,602	15,808
Total other income (expense)	(4,882)	(1,682)
Net income	$2,257	$5,556
NOTE 7 — REAL ESTATE-RELATED SECURITIES AND OTHER
As of March 31, 2025, the Company’s real estate-related securities and other had an aggregate estimated fair value of $302.0 million, which included 15 CMBS investments, one CLO subordinated note and four equity securities. The CMBS investments have initial maturity dates ranging from July 2025 through June 2058 and have interest rates ranging from 0.2% to 11.7% as of March 31, 2025, with one CMBS earning a zero coupon rate. As of March 31, 2025, the CLO subordinated note has an initial maturity date of July 2037 and an estimated effective yield of 14.9%. The following is a summary of the Company’s real estate-related securities and other as of March 31, 2025 (in thousands):

	Real Estate-Related Securities and Other
		Gross Unrealized
	Amortized Cost Basis	Gains	Losses	CECL	Fair Value
CMBS	$435,568	$696	$(12,231)	$(182,328)	$241,705
CLO subordinated note	27,904	—	(3,049)	—	24,855
Equity securities	58,447	—	(22,977)	—	35,470
Total real estate-related securities and other	$521,919	$696	$(38,257)	$(182,328)	$302,030

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited) – (Continued)

The following table provides the activity for the real estate-related securities and other during the three months ended March 31, 2025 (in thousands):

	Amortized Cost Basis	Unrealized (Loss) Gain	CECL	Fair Value
Real estate-related securities and other as of January 1, 2025	$568,432	$(112,542)	$(110,062)	$345,828
Accretion of discount on real estate-related securities	364	—	—	364
Accretion of interest income on CLO subordinated note	1,028	—	—	1,028
Sale of real estate-related securities	(44,026)	410		(43,616)
Capitalized interest income on real estate-related securities	311	—	—	311
Principal payments received on real estate-related securities	(1,848)	—	—	(1,848)
Proceeds from the repayment of portfolio investments on CLO subordinated note	(2,342)	—	—	(2,342)
Unrealized gains on real estate-related securities and other, net	—	3,549	—	3,549
Unrealized loss reclassified to CECL	—	71,022	—	71,022
Provision for credit losses	—	—	(72,266)	(72,266)
Real estate-related securities and other as of March 31, 2025	$521,919	$(37,561)	$(182,328)	$302,030
During the three months ended March 31, 2025, the Company sold CMBS with an aggregate amortized cost basis of $44.0 million, resulting in net proceeds of $43.6 million and a loss of $410,000, the loss of which was reclassified from other comprehensive income as a decrease to other income, net in the accompanying consolidated statements of operations. Unrealized gains and losses on CMBS and the CLO subordinated note are recorded in other comprehensive income, with a portion of the amount subsequently reclassified into other income, net in the accompanying condensed consolidated statements of operations as securities are sold and gains and losses are recognized. During the three months ended March 31, 2025, the Company recorded $3.5 million of net unrealized gain on its real estate-related securities and other, comprised of a $982,000 unrealized gain on CMBS and a $733,000 unrealized loss on the CLO subordinated note, which are included in other comprehensive income in the accompanying condensed consolidated statements of comprehensive income (loss) and a $3.3 million unrealized gain on the Company’s equity securities, which is included in unrealized gain (loss) on equity securities in the accompanying condensed consolidated statements of operations.
During the three months ended March 31, 2024, the Company recorded $6.5 million of net unrealized loss on its real estate-related securities and other, comprised of a $4.9 million unrealized gain on CMBS, which is included in other comprehensive income in the accompanying condensed consolidated statements of comprehensive income (loss) and an $11.4 million unrealized loss on the Company’s equity securities, which is included in unrealized gain (loss) on equity securities in the accompanying condensed consolidated statements of operations.
The scheduled maturities of the Company’s CMBS and CLO subordinated note as of March 31, 2025 are as follows (in thousands):

	CMBS and CLO
	Amortized Cost	Estimated Fair Value
Due within one year	$363,637	$181,657
Due after one year through five years	24,968	25,127
Due after five years through ten years	13,995	10,356
Due after ten years	60,872	49,420
Total	$463,472	$266,560
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
March 31, 2025 (Unaudited) – (Continued)

in increase in provision for credit losses on the Company’s condensed consolidated statements of operations. Refer to Note 2 — Summary of Significant Accounting Policies for further discussion of the Company’s current expected credit losses.
The following table presents the activity in the Company’s current expected credit losses related to its positions in two different tranches of a CMBS instrument for the three months ended March 31, 2025 and 2024 (in thousands):

CMBS
Current expected credit losses as of January 1, 2025	$110,062
Provision for credit losses	72,266
Current expected credit losses as of March 31, 2025	$182,328

CMBS
Current expected credit losses as of January 1, 2024	$35,808
Reversal of credit losses	(246)
Current expected credit losses as of March 31, 2024	$35,562
During the year ended December 31, 2023, the loan collateralizing one of the Company’s CMBS positions went into payment default and was appraised by a special servicer, resulting in an appraisal reduction that reduced cash flows received from the respective CMBS position during the year ended December 31, 2023. During the year ended December 31, 2024, the CMBS was modified to provide for an extended maturity date of July 2025 plus a six-month extension option, and to reduce the interest rate to a fixed 0.019% per annum. Additionally during the year ended December 31, 2024, the Company received notice of preliminary sales transaction activity in relation to the underlying collateral of this CMBS position, as well as an additional position in a separate tranche of this instrument, indicative of a bid below the carrying value of the investment. The Company considered various factors, including the factors noted above, in determining whether a credit loss existed. The present value of cash flows expected to be collected from the CMBS positions did not exceed their amortized cost basis, and as such the Company determined both tranches of the security the Company is invested in had incurred a credit loss. During the three months ended March 31, 2025, the property collateralizing the CMBS positions was re-appraised by the special servicer resulting in a further reduction to the appraisal value. As a result, the Company concluded it is considered more likely than not that the Company will not be able to recover the amortized cost prior to disposal, resulting in a reclassification of unrealized losses previously determined to be driven by non-credit specific factors, as further discussed below.
As a result of the credit loss incurred, the Company recorded a $1.2 million increase to the provision for credit losses on the condensed consolidated statements of operations during the three months ended March 31, 2025 and reclassified $71.0 million of unrealized loss previously recorded in other comprehensive income in the accompanying condensed consolidated statements of comprehensive income (loss) to increase in provision for credit losses on the condensed consolidated statements of operations. During the three months ended March 31, 2024, the Company recorded a $246,000 decrease to the provision for credit losses on the condensed consolidated statements of operations. As of March 31, 2025, the amortized cost basis of the CMBS positions identified as having incurred a credit loss was $192.8 million prior to any credit loss provisions. The Company will continue to monitor for changes in expected cash flows in order to continue to measure the credit loss.
As of March 31, 2025, there were six CMBS positions and one CLO subordinated note with an aggregate fair value of $147.6 million and $24.9 million, respectively, with unrealized losses reflected in other comprehensive income in the accompanying condensed consolidated statements of comprehensive income (loss). Upon evaluating these securities at the individual security level, the Company concluded that the unrealized losses included in other comprehensive income as of March 31, 2025 were noncredit-related and would be recovered from the securities’ estimated future cash flows. The Company considered various factors in reaching this conclusion, including that the Company did not intend to sell the securities, it was not considered more likely than not that the Company would be forced to sell the securities prior to recovering the amortized cost, and there were no material credit events that would have caused the Company to conclude that the amortized cost would not be recovered.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited) – (Continued)

NOTE 8 — LOANS HELD-FOR-INVESTMENT
The Company’s loans held-for-investment consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	As of March 31,	As of December 31,
	2025	2024
First mortgage loans (1)	$3,286,149	$3,466,929
Total CRE loans held-for-investment and related receivables, net	3,286,149	3,466,929
Liquid corporate senior loans	31,305	41,467
Corporate senior loans	283,198	254,617
Loans held-for-investment and related receivables, net	$3,600,652	$3,763,013

Less: Current expected credit losses	$(289,626)	$(392,136)
Total loans held-for-investment and related receivables, net	$3,311,026	$3,370,877
____________________________________
(1)    As of March 31, 2025 and December 31, 2024, first mortgage loans included $19.0 million of contiguous mezzanine loan components that, as a whole, have expected credit quality similar to that of a first mortgage loan.
The following table details overall statistics for the Company’s loans held-for-investment as of March 31, 2025 and December 31, 2024 (dollar amounts in thousands):

	CRE Loans (1) (2)		Liquid Corporate Senior Loans		Corporate Senior Loans
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Number of loans	34	33	11	15	23	20
Principal balance	$3,300,923	$3,483,454	$32,008	$42,717	$287,601	$258,816
Net book value	$3,003,721	$3,085,104	$28,864	$35,653	$278,441	$250,120
Weighted-average interest rate (3)	7.5%	7.7%	10.0%	9.9%	10.4%	10.5%
Weighted-average maximum years to maturity	2.5	2.3	3.7	3.7	3.4	3.5
Unfunded loan commitments (4)	$191,664	$217,907	$—	$—	$37,501	$43,750
____________________________________
(1)As of March 31, 2025, 91.3% of the Company’s CRE loans by principal balance earned a floating rate of interest primarily indexed to the Secured Overnight Financing Rate (“SOFR”).
(2)Maximum maturity date assumes all extension options are exercised by the borrowers and assumes all relevant conditions are met for such extensions; however, the loans may be repaid prior to such date.
(3)The weighted-average interest rate is based on the relevant floating benchmark plus a spread. Excludes loans on nonaccrual status.
(4)Unfunded loan commitments are subject to the satisfaction of borrower milestones and are not reflected in the accompanying condensed consolidated balance sheets.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited) – (Continued)

Activity relating to the Company’s loans held-for-investment portfolio was as follows for the three months ended March 31, 2025 (in thousands):

	CRE Loans	Liquid Corporate Senior Loans	Corporate Senior Loans	Total Loan Portfolio
Balance, January 1, 2025	$3,085,104	$35,653	$250,120	$3,370,877
Loan originations, acquisitions and funding	156,935	1,282	33,228	191,445
Sale of loans	—	(3,210)	—	(3,210)
Principal repayments received	(104,978)	(4,954)	(4,480)	(114,412)
Transfer to real estate assets (1)	(149,439)	—	—	(149,439)
Capitalized interest	3,568	8	37	3,613
Write-offs charged (2)	(87,475)	(3,371)	—	(90,846)
Deferred fees and other items (3)	(1,644)	(30)	(631)	(2,305)
Accretion and amortization of fees and other items	2,252	113	427	2,792
Reversal of (provision for) credit losses (4)	99,398	3,373	(260)	102,511
Balance, March 31, 2025	$3,003,721	$28,864	$278,441	$3,311,026
____________________________________
(1)During the three months ended March 31, 2025, the Company took control of the assets securing two of its risk-rated 5 first mortgage loans through deeds-in-lieu of foreclosure, as further discussed in Note 4 — Real Estate Assets.
(2)Includes a combined $87.5 million write-off on the two first mortgage loans transferred to real estate assets as noted above and a $3.4 million write-off on three liquid corporate senior loans sold during the three months ended March 31, 2025.
(3)Other items primarily consist of purchase discounts or premiums and deferred origination expenses.
(4)Does not include current expected losses for unfunded or unsettled loan commitments. Such amounts are included in accrued expenses and accounts payable on the accompanying condensed consolidated balance sheets.
As of March 31, 2025, the Company’s CRE loans had the following characteristics based on carrying value (dollar amounts in thousands):

Collateral Property Type	As of March 31, 2025
Office	$1,552,547	47.2%
Multifamily	1,008,441	30.7%
Industrial	374,808	11.4%
Hospitality	154,900	4.7%
Mixed Use	69,892	2.1%
Retail	64,717	2.0%
Self-Storage	60,844	1.9%
Total first mortgage loans	$3,286,149	100%
Less: current expected credit losses	(282,428)
Total first mortgage loans, net	$3,003,721

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited) – (Continued)

Geographic Location	As of March 31, 2025
South	$1,379,578	41.9%
West	931,680	28.4%
East	666,498	20.3%
Various	308,393	9.4%
Total first mortgage loans	$3,286,149	100%
Less: current expected credit losses	(282,428)
Total first mortgage loans, net	$3,003,721
Current Expected Credit Losses
Current expected credit losses reflect the Company’s current estimate of potential credit losses related to loans held-for-investment included in the Company’s condensed consolidated balance sheets. Refer to Note 2 — Summary of Significant Accounting Policies for further discussion of the Company’s current expected credit losses.
The following table presents the activity in the Company’s current expected credit losses related to loans held-for-investment by loan type for the three months ended March 31, 2025 and 2024 (in thousands):

	First Mortgage Loans	Unfunded First Mortgage Loans (1)	Liquid Corporate Senior Loans	Unfunded or Unsettled Liquid Corporate Senior Loans (1)	Corporate Senior Loans	Unfunded Corporate Senior Loans (1)	Total
Current expected credit losses as of January 1, 2025	$381,825	$13,917	$5,814	$—	$4,497	$677	$406,730
(Reversal of) provision for credit losses	(11,922)	5,486	(2)	—	260	(63)	(6,241)
Charge-offs of CECL	(87,475)	—	(3,371)	—	—	—	(90,846)
Current expected credit losses as of March 31, 2025	$282,428	$19,403	$2,441	$—	$4,757	$614	$309,643

Current expected credit losses as of January 1, 2024	$109,240	$10,062	$19,738	$3	$3,620	$495	$143,158
Provision for (reversal of) credit losses	77,564	(6,653)	(3,719)	(1)	249	(78)	67,362
Charge-offs of CECL	—	—	(1,649)	—	—	—	(1,649)
Current expected credit losses as of March 31, 2024	$186,804	$3,409	$14,370	$2	$3,869	$417	$208,871
____________________________________
(1)Current expected losses for unfunded or unsettled loan commitments are included in accrued expenses and accounts payable on the condensed consolidated balance sheets.
Changes to current expected credit losses are recognized through net loss on the Company’s condensed consolidated statements of operations.
During the three months ended March 31, 2025, the Company recorded a net decrease of $97.1 million in the current expected credit loss reserve against the loans held-for-investment portfolio, bringing the total current expected credit loss reserve on funded and unfunded commitments to $309.6 million. The decrease was primarily driven by the charge-off of $87.5 million of CECL reserves upon the Company taking control of the assets securing two of its risk-rated 5 first mortgage loans through deeds-in-lieu of foreclosure as discussed in Note 4 — Real Estate Assets. The decrease was further driven by a $3.4 million write-off related to three liquid corporate senior loans that were sold during the three months ended March 31, 2025. The current expected credit loss reserve reflects certain loans assessed for impairment as well as macroeconomic and current portfolio conditions.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited) – (Continued)

As of March 31, 2025, the Company did not have any first mortgage loan investments on nonaccrual status. As of March 31, 2025, the Company’s asset-specific credit loss reserve totaled $233.4 million on funded and unfunded commitments, which related to the Company’s risk-rated 5 first mortgage loans and liquid corporate senior loans. The asset-specific credit loss reserve is recorded based on the Company’s estimation of the fair value of each loan’s underlying collateral, less costs to sell the underlying collateral where applicable, as of March 31, 2025.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited) – (Continued)

The Company’s primary credit quality indicator is its risk ratings, which are further discussed above. The following table presents the net book value of the Company’s loans held-for-investment portfolio as of March 31, 2025 by year of origination, loan type, and risk rating (dollar amounts in thousands):

		Amortized Cost of Loans Held-For-Investment by Year of Origination (1)
		As of March 31, 2025
	Number of Loans	2025	2024	2023	2022	2021	Prior	Total
First mortgage loans by internal risk rating:
1	—	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—	—
3	18	116,495	77,565	388,948	472,748	516,612	—	1,572,368
4	10	—	102,637	—	390,494	337,402	70,980	901,513
5	6	—	—	—	471,538	287,145	53,585	812,268
Total first mortgage loans	34	116,495	180,202	388,948	1,334,780	1,141,159	124,565	3,286,149
Liquid corporate senior loans by internal risk rating: (2)
1	—	—	—	—	—	—	—	—
2	—	—	—	—	—	—	—	—
3	5	804	—	1,759	13,829	3,263	—	19,655
4	4	—	6,209	—	—	3,007	—	9,216
5	2	—	—	1,145	—	1,289	—	2,434
Total liquid corporate senior loans	11	804	6,209	2,904	13,829	7,559	—	31,305
Corporate senior loans by internal risk rating:
1	—	—	—	—	—	—	—	—
2	—	—	—	—	—	—	—	—
3	20	20,025	120,239	75,597	28,649	—	—	244,510
4	3	—	—	11,477	27,211	—	—	38,688
5	—	—	—	—	—	—	—	—
Total corporate senior loans	23	20,025	120,239	87,074	55,860	—	—	283,198
Less: Current expected credit losses								(289,626)
Total loans held-for-investment and related receivables, net	68							$3,311,026
Weighted Average Risk Rating (3)								3.7

Gross charge-offs (4)		—	(155)	—	—	(90,691)	—	$(90,846)
____________________________________
(1)Date loan was originated or acquired by the Company. Origination dates are subsequently updated to reflect material loan modifications.
(2)As of March 31, 2025, two of the Company’s liquid corporate senior loan investments were on nonaccrual status with an aggregate carrying value of $2.4 million, which represented less than 1.0% of the carrying value of the Company’s loans held-for-investment portfolio.
(3)Weighted average risk rating calculated based on carrying value at period end.
(4)Represents gross charge-offs by year of origination during the three months ended March 31, 2025.
Loan Modifications
The Company may amend or modify a loan depending on the loan’s specific facts and circumstances, which are disclosable under ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited) – (Continued)

Disclosures (“ASU 2022-02”). Such modifications generally provide borrowers with additional time to refinance or sell the collateral property, interest payment adjustments, deferral of scheduled principal repayments, and/or adjustments or waivers of performance tests that are prerequisite to the extension of a loan maturity. Loan modifications that allow for the option to pay interest in-kind (“PIK”) result in the interest being capitalized and added to the outstanding principal balance of the respective loan. During the three months ended March 31, 2025, the Company entered into two loan modifications that require disclosure pursuant to ASC 326.
During the three months ended March 31, 2025, the Company modified a first mortgage loan collateralized by an office property into two distinct mortgage loans with a principal balance of $78.0 million (“Note A”) and $51.7 million (“Note B”). As of March 31, 2025, the loans had an aggregate carrying value of $129.2 million, representing approximately 3.9% of the Company’s first mortgage loans and were risk-rated 5. The loan modification extended the initial maturity date from January 7, 2025, to February 7, 2029, with two one-year extension options and allows for future funding advances up to an aggregate amount of $14.5 million. In addition, the variable interest rate on Note A was modified from 2.90% plus Term SOFR to a fixed interest rate of 5.0% through February 7, 2026, then 6.0% through the initial maturity date and allows for the accrual of PIK interest for any portion of the interest unable to be paid on a monthly basis due to insufficient cash flow. Note B is not subject to any interest payments, provided no event of default occurs as defined in the loan agreement. The Company received a $12.0 million repayment in connection with the loan modification. During the three months ended March 31, 2025, interest accrual was resumed on Note A, after previously being on nonaccrual status. The borrower elected to PIK $335,000 of interest during the three months ended March 31, 2025.
The Company modified a first mortgage loan collateralized by an office property during the three months ended March 31, 2025. As of March 31, 2025, the loan had a carrying value of $166.2 million, representing approximately 5.1% of the Company’s first mortgage loans and was risk-rated 4. The loan modification extended the initial maturity date from February 7, 2025, with two one-year extension options, to February 7, 2028, with one one-year extension option. The Company received a $10.0 million repayment in connection with the loan modification.
The Company modified a first mortgage loan and a contiguous mezzanine loan with principal balances of $57.2 million and $19.1 million, respectively, collateralized by two multifamily properties during the three months ended March 31, 2025. As of March 31, 2025, the loans had a combined carrying value of $75.9 million, representing approximately 2.3% of the Company’s first mortgage loans and were risk-rated 4. The loan modifications increased the minimum strike rate for the interest rate protection from 3% to 4.5% for each respective loan. In addition, during the year ended December 31, 2024, the borrower exercised a one-year extension option with a new maturity date of December 16, 2025 and paid down $4.7 million.
Other Modifications
While not required to be disclosed pursuant to ASU 2022-02 because the financial difficulty criteria was not met, the Company modified and restructured a first mortgage loan collateralized by a multifamily property during the three months ended March 31, 2025. As of March 31, 2025, the loan had a carrying value of $54.6 million, representing approximately 1.7% of the Company’s first mortgage loans and was risk rated 3. The loan modification restructured the loan amount from $72.0 million to $55.0 million, extended the initial maturity date from February 6, 2026 with one one-year extension option to March 6, 2028 with two one-year extension options, and modified the variable interest rate from 3.20% plus Term SOFR to 2.85% plus Term SOFR. The Company received a $15.9 million repayment in connection with the loan modification. The loan modification was accounted for as a new loan for GAAP purposes.
NOTE 9 — REPURCHASE FACILITIES, NOTES PAYABLE AND CREDIT FACILITIES
As of March 31, 2025, the Company had $3.1 billion of debt outstanding, including net deferred financing costs, with a weighted average years to maturity of 2.0 and a weighted average interest rate of 5.4%. The weighted average years to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited) – (Continued)

The following table summarizes the debt balances as of March 31, 2025 and December 31, 2024, and the debt activity for the three months ended March 31, 2025 (in thousands):

		During the Three Months Ended March 31, 2025
	Balance as of December 31, 2024	Debt Issuances & Assumptions (1)	Repayments & Modifications	Amortization	Balance as of March 31, 2025
Notes payable – variable rate debt	$606,452	$—	$(2,499)	$—	$603,953
ABS mortgage notes	758,520	—	—	—	758,520
Credit facilities	124,500	—	(19,000)	—	105,500
Repurchase facilities	1,693,142	90,751	(95,172)	—	1,688,721
Total debt	3,182,614	90,751	(116,671)	—	3,156,694
Deferred costs – variable rate debt	(1,743)	—	—	159	(1,584)
Deferred costs – ABS mortgage notes	(10,582)	—	—	530	(10,052)
Total debt, net	$3,170,289	$90,751	$(116,671)	$689	$3,145,058
____________________________________
(1)Includes deferred financing costs incurred during the period, if any.
For more information regarding the Company’s debt activity during the year ended December 31, 2024, see Note 10 - Repurchase Facilities, Notes Payable and Credit Facilities in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Notes Payable
As of March 31, 2025, the Company had $604.0 million of variable rate debt outstanding, the borrowings of which are financed through note on note financing arrangements with Massachusetts Mutual Life Insurance Company (the “Mass Mutual Financing”), Citibank, N.A. (“Citibank” and such financing, the “Citibank Financing”), and Barclays Bank PLC (the “Barclays” and such financing, “Barclays Financing”) to provide financing for the Company’s CRE mortgage loans (the “Note on Note Financing Arrangements”).
The following table is a summary of the Note on Note Financing Arrangements as of March 31, 2025 (dollar amounts in thousands):

Note on Note Financing Arrangement	Date of Agreement	Maturity Date	Remaining Extension Options (1)	Weighted Average Interest Rate	Loans Financed under Note on Note Financing	Amount Financed
Citibank (2)	6/16/2023	8/9/2025	2/1 yr.	5.6%	$90,596	$67,947
Barclays (2)	10/20/2023	8/9/2025	2/1 yr.	5.6%	160,639	120,480
Mass Mutual	3/16/2022	(3)	N/A	6.5%	551,522	415,526
Total					$802,757	$603,953
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
ABS Mortgage Notes
On July 28, 2021, the Company issued $774.0 million aggregate principal amount of asset backed securities (“ABS”) mortgage notes, Series 2021-1 (the “Class A Notes”) in six classes, as shown below:

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited) – (Continued)

Class of Notes	Initial Principal Balance	Principal Balance as of March 31, 2025	Note Rate	Anticipated Repayment Date	Rated Final Payment Date	Credit Rating (1)
A-1 (AAA)	$146,400,000	$140,208,000	2.09%	July 2028	July 2051	AAA (sf)
A-2 (AAA)	219,600,000	210,312,000	2.57%	July 2031	July 2051	AAA (sf)
A-3 (AA)	39,200,000	39,200,000	2.51%	July 2028	July 2051	AA (sf)
A-4 (AA)	58,800,000	58,800,000	3.04%	July 2031	July 2051	AA (sf)
A-5 (A)	124,000,000	124,000,000	2.91%	July 2028	July 2051	A (sf)
A-6 (A)	186,000,000	186,000,000	3.44%	July 2031	July 2051	A (sf)
	$774,000,000	$758,520,000
____________________________________
(1)Reflects credit rating from Standard & Poor’s Financial Services LLC (“Standard & Poor’s”).
The collateral pool for the Class A Notes is comprised of 169 of the Company’s double- and triple-net leased single tenant properties, together with the related leases and certain other rights and interests. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the Class A Notes was $1.0 billion. As of March 31, 2025, amounts outstanding on the Class A Notes totaled $758.5 million with a weighted average interest rate of 2.8%. The Company may prepay the Class A Notes in full on or after the payment date beginning in July 2026 for the Class A-1 (AAA) Notes, the Class A-3 (AA) Notes and the Class A-5 (A) Notes, and on or after the payment date in July 2028 for the Class A-2 (AAA) Notes, the Class A-4 (AA) Notes and the Class A-6 (A) Notes.
Credit Facilities
As of March 31, 2025, CMFT CL Lending Sub AB, LLC (the “Borrower”), an indirect wholly owned subsidiary of the Company, had a revolving loan and security agreement (the “Loan and Security Agreement”) with each of the lenders from time to time party thereto (the “Lenders”), Ally Bank as administrative agent and arranger (“Ally Bank”), U.S. Bank Trust Company, National Association, as the collateral custodian, and U.S. Bank National Association as the document custodian, which provides for borrowings in an aggregate principal amount up to $300.0 million (the “Loan Facility”), which may be increased during the revolving period (as defined below) to an aggregate principal amount up to $500.0 million as agreed to by the Borrower, any applicable Lender and Ally Bank.
Borrowings under the Loan and Security Agreement will bear interest equal to SOFR for the relevant interest period, plus an applicable rate. The applicable rate is 2.875% per annum (and an additional 2.00% per annum following an event of default under the Loan and Security Agreement). The revolving period began on February 10, 2023 and concludes on the day preceding the earlier to occur of (i) the scheduled revolving period end date of February 10, 2026, (ii) the date of the declaration of the revolving period end date upon the occurrence and continuation of an event of default, and (iii) the termination date. The termination date is the earlier to occur of (i) February 10, 2028 (two years after the revolving period end date) and (ii) the date of the declaration of the termination date or the date of the automatic occurrence of the termination date upon the occurrence and continuation of an event of default. As of March 31, 2025, the amounts borrowed and outstanding under the Loan Facility totaled $93.0 million at a weighted average interest rate of 7.2%.
CMFT Corporate Credit Securities, LLC, an indirect wholly-owned, bankruptcy-remote subsidiary of the Company, has a revolving credit and security agreement (the “Fourth Amended Credit and Security Agreement”) with the lenders from time to time parties thereto, Citibank, as administrative agent, CMFT Securities, as equityholder and as collateral manager, Citibank (acting through its Agency & Trust division), as both a collateral agent and as a collateral custodian, and Virtus Group, LP, as collateral administrator. The Fourth Amended Credit and Security Agreement provides for available borrowings under the revolving credit facility up to an aggregate principal amount of $18.0 million (the “Credit Securities Revolver”). The Credit Securities Revolver may be increased from time to time pursuant to the Fourth Amended Credit and Security Agreement. As of March 31, 2025, the amounts borrowed and outstanding under the Credit Securities Revolver totaled $12.5 million at a weighted average interest rate of 7.0%.
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
March 31, 2025 (Unaudited) – (Continued)

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
The Company believes it was in compliance with the financial covenants under the Company’s various fixed and variable rate debt agreements, as of March 31, 2025.
Repurchase Facilities
As of March 31, 2025, indirectly owned subsidiaries of the Company (collectively, the “CMFT Lending Subs”), had Master Repurchase Agreements with Citibank, Barclays, Wells Fargo Bank, N.A. (“Wells Fargo”), Deutsche Bank AG (“Deutsche Bank”), and J.P. Morgan Securities LLC (“J.P. Morgan”) (collectively, the “Repurchase Agreements”) to provide financing primarily through each bank’s purchase of the Company’s CRE mortgage loans and CMBS and future funding advances (the “Repurchase Facilities”).
The following table is a summary of the Repurchase Facilities as of March 31, 2025 (dollar amounts in thousands):

Repurchase Facility	Date of Agreement	Maturity Date	Remaining Extension Options (1)	Maximum Facility Size		Weighted Average Interest Rate		Loans Financed under Repurchase Facility (2)	Amount Financed
Citibank	6/4/2020	3/5/2027	2/1 yr.	$70,485		6.9%	(3)	$79,198	$47,813
Citibank (4)	12/19/2023	12/19/2025	3/1 yr.	579,515		6.1%	(3)	391,247	297,454
Barclays	9/21/2020	9/22/2025	2/1 yr.	558,947		6.2%	(3)	697,297	398,246
Barclays (4)	12/4/2023	12/4/2026	2/1 yr.	691,053		6.2%	(3)	321,936	233,474
Wells Fargo	5/20/2021	8/30/2025	2/1 yr.	750,000		6.1%	(3)	736,287	512,005
Deutsche Bank (4)	10/8/2021	10/8/2025	2/1 yr.	300,000		7.0%	(3)	163,789	103,063
J.P. Morgan (4)	6/1/2022	(5)	(5)	—	(5)	5.6%	(6)	171,202	96,666
Total				$2,950,000				$2,560,956	$1,688,721
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
(6)Under the Master Repurchase Agreement with J.P. Morgan, advances under the repurchase agreement may be made based on one-month Term SOFR plus a spread designated by J.P. Morgan, which as of March 31, 2025, ranges from 1.15% to 1.45%.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited) – (Continued)

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
The Repurchase Agreements and the Guaranties contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. In addition, the Guaranties contain financial covenants that require the Company to maintain: (i) minimum liquidity of not less than the lower of (a) $50.0 million and (b) the greater of (A) $10.0 million and (B) 5% of the then-current Guarantors’ recourse indebtedness, as defined in the Guaranties; (ii) minimum consolidated net worth greater than or equal to $1.0 billion plus (a) prior to the Guarantor Replacement Event, as applicable, 75% of the equity issued by the Guarantors following the respective closing dates of the Repurchase Agreements (the “Repurchase Closing Dates”) or, from and after the Guarantor Replacement Event, as applicable, 75% of the equity issued by the Replacement Guarantor following the Guarantor Replacement Event, as applicable, minus (b) prior to the Guarantor Replacement Event, as applicable, the aggregate amount of any redemptions or similar transaction by the Guarantors from the Repurchase Closing Dates or, from and after the Guarantor Replacement Event, as applicable, the aggregate amount of any redemptions or similar transaction by the Replacement Guarantor following the Guarantor Replacement Event, as applicable; (iii) maximum leverage ratio of total indebtedness to total equity less than or equal to 80%; and (iv) minimum interest coverage ratio of EBITDA (as defined in the Guaranties) to interest expense equal to or greater than 1.40. The Company believes it was in compliance with the financial covenants under the Repurchase Agreements as of March 31, 2025.
Maturities
Liquidity and Financial Condition — The Company has $1.6 billion of debt maturing within the next 12 months following the date these financial statements are issued. The Company is in active communication with its lenders to exercise the extension options under its Repurchase Facilities and notes payable that are maturing within the next 12 months, which management believes is probable given its history of meeting all compliance metrics with these Repurchase Facilities. The Company also has the ability to enter into new financing arrangements or refinance existing arrangements to meet its obligations as they become due, which management believes is probable based on the current loan-to-value ratios and assessment of the current lending environment.
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt subsequent to March 31, 2025 (in thousands):

Principal Repayments
Remainder of 2025	$1,595,861
2026	233,474
2027	429,999
2028	442,248
2029	—
Thereafter	455,112
Total	$3,156,694

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited) – (Continued)

NOTE 10 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation and claims. The Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or of which the Company’s properties are the subject.
Unfunded Commitments
As of March 31, 2025, the Company had $229.2 million of unfunded loan commitments related to its existing CRE loans held-for-investment and corporate senior loans, and $19.9 million of unfunded commitments related to NewPoint JV. These commitments are not reflected in the accompanying condensed consolidated balance sheets. Current expected credit losses for unfunded or unsettled loan commitments are included in accrued expenses and accounts payable on the accompanying condensed consolidated balance sheets.
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
March 31, 2025 (Unaudited) – (Continued)

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
CMFT Management is entitled to receive incentive compensation, payable with respect to each quarter, which is generally equal to the excess of (a) the product of (i) 20% and (ii) the excess of (A) Core Earnings (as defined in the Management Agreement) of the Company for the previous 12-month period, over (B) the product of (1) the Company’s Consolidated Equity (as defined in the Management Agreement) in the previous 12-month period, and (2) 7% per annum, over (b) the sum of any incentive compensation paid to CMFT Management with respect to the first three calendar quarters of such previous 12-month period (or such lesser number of completed calendar quarters preceding the applicable period, if applicable). During the three months ended March 31, 2025 and 2024, no incentive compensation fees were incurred.
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
The Company and CMFT Management have entered into an agreement (the “Offset Agreement”) whereby, (i) for so long as CMFT Management is the external manager of the Company and an affiliate of CIM Group, the Company’s management fee

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited) – (Continued)

payable to CMFT Management will be reduced by the Company’s proportional share, based on its ownership of CLR, of the base management fee and performance fee payable to CMFT Management by CLR, and (ii) if the Management Agreement and either or both of the CLR Advisory Agreements are simultaneously terminated without cause, the termination fee payable by the Company to CMFT Management or the Investment Advisor, as applicable, under the applicable CLR Advisory Agreement shall be reduced by the Company’s proportional share, based on its ownership of CLR, of the termination fee payable to CMFT Management or the Investment Advisor by CLR under the applicable CLR Advisory Agreement, such that, in each case, the Company will not pay more fees than would otherwise be payable under its Management Agreement or Investment Advisory and Management Agreement, as applicable. The Offset Agreement also provides that CMFT Management will reimburse to the Company 50% of the organization and offering expenses paid by the Company for CLR, which reimbursement may be paid as a reduction in the management fee payable to CMFT Management under the Management Agreement. Organization and offering expenses is defined in the CLR Management Agreement as any and all costs and expenses incurred by or on behalf of CLR in connection with the formation of CLR and the marketing and distribution of its common shares of beneficial interest. During the three months ended March 31, 2025, the Company did not receive any reimbursements from CMFT Management for organization and offering expenses paid by the Company for CLR.
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
The Company recorded fees and expense reimbursements as shown in the table below for services provided by CMFT Management or its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Management fees	$11,723	$12,691
Expense reimbursements to related parties	$3,003	$2,993
Due to Affiliates
Of the amounts shown above, $13.0 million and $13.6 million had been incurred, but not yet paid, for services provided by CMFT Management or its affiliates in connection with the management and operating activities during the three months ended March 31, 2025 and 2024, respectively, and such amounts were recorded as liabilities of the Company as of such dates.
The following table details the components of due to affiliates as of March 31, 2025 (in thousands):

	March 31, 2025	December 31, 2024
Accrued management fees	$11,723	$12,172
Accrued expense reimbursement to related parties	1,305	1,497
Total due to affiliates	$13,028	$13,669

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited) – (Continued)

Development and Property Management Agreements
On January 7, 2021, the Company completed foreclosure proceedings to take control of the assets which previously secured its mezzanine loans, including 75 condominium units and 21 rental units across four buildings in New York. Upon foreclosure, and with the approval of the Board’s former valuation, compensation and affiliate transactions committee, CIM NY Management, LLC, an affiliate of the Company’s manager, CMFT Management, entered into a Development Management Agreement with the indirect wholly owned subsidiaries of the Company that own each of the four buildings (the “Building Owners”), wherein CIM NY Management, LLC will act as project manager in overseeing the development and construction of property improvements in accordance with each respective Development Management Agreement (the “Development Services”). In consideration for the Development Services, CIM NY Management, LLC will receive a development management fee from the Building Owners equal to 4% of the aggregate gross project costs expended during the term of the Development Management Agreement, subject to the conditions in each respective Development Management Agreement. During the three months ended March 31, 2025 and 2024, the Company recorded $142,000 and $152,000, respectively, in development management fees. Additionally, CIM NY Management, LLC is reimbursed by the Building Owners for expenses incurred in connection with the Development Services, including services provided that are incidental to but not part of the Development Services. The Development Management Agreement shall remain in effect until the project completion date, and is terminable by either party with fifteen days prior notice to the other party, with or without cause.
Additionally, on January 9, 2025, the Company took control of an office building in McLean, Virginia, through a deed-in-lieu of foreclosure, which previously secured one of its first mortgage loans, as discussed in Note 4 — Real Estate Assets. Upon taking control of the asset, and with the approval of the Board, CIM Management, Inc. (“CIM Management”), an affiliate of the Company’s manager, CMFT Management, entered into a Property Management and Services Agreement with the indirect wholly owned subsidiaries of the Company that own the office building (the “Office Building Owners”), wherein CIM Management will act as a property manager and property co-manager, as applicable, in overseeing the property’s day to day operations and as project manager in overseeing the development and construction of property improvements in accordance with the Property Management and Services Agreement (the “Management and Development Services”). In consideration for the Management and Development Services, CIM Management will receive a property management fee from the Office Building Owners equal to 1.5% of the operating receipts, as defined in the Property Management and Services Agreement, received by the Office Building Owners from operating the property, subject to the conditions set forth in the Property Management and Services Agreement. Additionally in consideration for the Management and Development Services, CIM Management will receive a development management fee from the Building Owners equal to 4% of the aggregate gross project costs expended during the term of the Development Management Agreement, subject to the conditions set forth in the Development Management Agreement. Additionally, CIM Management is reimbursed by the Office Building Owners for expenses incurred in connection with the Management and Development Services, including services provided that are incidental to but not part of the Management and Development Services. The Property Management and Services Agreement shall remain in effect until the Office Building Owners sell all or substantially all of the property, and is terminable by either party with fifteen days prior notice to the other party, with or without cause.
Investments with Affiliates of the Manager
In September 2021, the Company co-invested $68.4 million in preferred units and $138.8 million in a first mortgage loan to a third-party for the purchase of a multi-family, office and retail building in Fort Lauderdale, Florida with CIM Real Assets & Credit Fund, a fund that is advised by affiliates of CMFT Management (“CIM RACR”). The Company redeemed its investment in the preferred units during the year ended December 31, 2022 in exchange for an investment in a first mortgage loan. As of March 31, 2025, $199.9 million of the first mortgage loan was outstanding.
In October 2021, the Company invested in a $130.0 million first mortgage loan, with an initial advance of $119.0 million, to a third-party, the proceeds of which were used to finance the acquisition of a property from a fund that is advised by an affiliate of CMFT Management. As of March 31, 2025, $98.0 million of the first mortgage loan was outstanding.
In November 2021, the Company entered into the Unconsolidated Joint Venture (the “MT-FT JV”) with CMMT Holdings, LLC, a fund that is advised by an affiliate of CMFT Management, for the purposes of investing in the NewPoint JV. As of March 31, 2025, the Company owned approximately 50% of the equity interests of the MT-FT JV and has committed to fund capital to the MT-FT JV up to $212.5 million, of which $192.6 million has been funded, net of $59.7 million returned to the Company that can be called back by NewPoint JV through NP JV Holdings as a capital call on a future date. For more information on the NewPoint JV, see Note 2 — Summary of Significant Accounting Policies and Note 6 — Investment in Unconsolidated Entities.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited) – (Continued)

In December 2021, the Company invested in a $155.0 million first mortgage loan, with an initial advance of $154.0 million, to a third-party, the proceeds of which were used to finance the acquisition of a property from a fund that is advised by an affiliate of CMFT Management. As of March 31, 2025, $155.0 million of the first mortgage loan was outstanding.
In April 2022, the Company invested in a $147.0 million first mortgage loan, with an initial advance of $143.0 million, to a third-party, which was previously funded by a fund that is advised by an affiliate of CMFT Management. As of March 31, 2025, $143.9 million of the first mortgage loan was outstanding.
During the three months ended March 31, 2025, the Company and CIM RACR co-invested $12.4 million and $1.5 million, respectively in two corporate senior loans to a third-party. As of March 31, 2025, the Company and CIM RACR were co-invested in 12 corporate senior loans with an outstanding balance of $157.3 million. The Sub-Advisor provided investment management services related to these corporate senior loans pursuant to the Sub-Advisory Agreement.
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
NOTE 13 — STOCKHOLDERS’ EQUITY
Equity-Based Compensation
On April 27, 2022, the Board and the compensation committee of the Board approved the Amended and Restated CIM Real Estate Finance Trust, Inc. 2022 Equity Incentive Plan (the “2022 Plan”) and the 2022 Plan was approved by the Company’s stockholders at the Company’s 2022 Annual Meeting of Stockholders held on July 12, 2022. Awards that are granted on or after the effective date of the 2022 Plan are subject to the terms and provisions of the 2022 Plan. The total number of shares of Company common stock reserved and available for issuance under the 2022 Plan at any time during the term of the 2022 Plan is 250,000 shares, which is a reduction from 400,000 shares authorized for issuance under the 2018 Plan, and awards of approximately 61,000 shares of common stock are available for future grant at March 31, 2025. Under the 2022 Plan, the Board or the compensation committee of the Board has the authority to grant certain awards to employees, non-employee directors, and consultants or advisors of the Company, including stock option awards, restricted stock awards or deferred stock awards, which awards will further align such persons’ interests with the interests of the Company’s stockholders. The Board or the compensation committee of the Board also has the authority to determine the terms of any award granted pursuant to the 2022 Plan, including vesting schedules, restrictions and acceleration of any restrictions. The 2022 Plan may be amended or terminated by the Board or the compensation committee of the Board at any time, subject to the right of the Company’s stockholders to approve certain amendments.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited) – (Continued)

The maximum number of shares of common stock of the Company that may be subject to awards granted under the Manager Plan is 12,000,000 shares. As of March 31, 2025, there were approximately 8.6 million shares remaining that may be subject to awards granted under the Manager Plan. The Manager Plan will expire on January 9, 2034, unless terminated earlier by the Board or the compensation committee.
The following tables summarize the (i) non-vested shares of restricted stock and restricted stock units and (ii) vesting schedule of shares of restricted stock and restricted stock units for the Company’s directors, officers and employees of the Manager as of March 31, 2025 (dollar amounts in thousands):

	Restricted Stock Grants (2022 Plan)	Restricted Stock Units (Manager Plan) (1)	Grant Date Fair Value (2)
Outstanding as of January 1, 2025	39,409	2,611,361
Granted	9,852	—	$60
Vested	—	—	N/A
Forfeited	—	—	N/A
Outstanding as of March 31, 2025	49,261	2,611,361
____________________________________
(1)Each restricted stock unit represents a contingent right to receive one share of the Company’s common stock, payable 50% in the Company’s common stock and 50% in the cash value thereof.
(2)The fair value of the Company’s share awards is determined using the Company’s per share NAV on the date of grant.
Compensation expense related to the restricted shares and restricted stock units are recognized over the vesting period. The Company recorded compensation expense of $1.4 million for the three months ended March 31, 2025 and 2024, respectively, related to the restricted shares and restricted stock units, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. As of March 31, 2025, there was $11.3 million of total unrecognized compensation expense related to these restricted shares and restricted stock units, which will be recognized ratably over the remaining respective periods of service.
Below is a summary of restricted stock and restricted stock units vesting dates as of March 31, 2025:

	Restricted Stock Grants (2022 Plan)	Restricted Stock Units (Manager Plan)
Vesting Year
Remainder of 2025	49,261	1,123,491
2026	—	1,123,491
2027	—	364,379
Total	49,261	2,611,361
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited) – (Continued)

As of March 31, 2025, the Company’s leases had a weighted-average remaining term of 9.3 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As of March 31, 2025, the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, was as follows (in thousands):

Future Minimum Rental Income
Remainder of 2025	$77,676
2026	101,750
2027	101,341
2028	96,736
2029	94,318
Thereafter	545,982
Total	$1,017,803
A certain amount of the Company’s rental and other property income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the three months ended March 31, 2025 and 2024, the amount of the contingent rent earned by the Company was not significant.
Rental and other property income during the three months ended March 31, 2025 and 2024 consisted of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Fixed rental and other property income (1)	$26,588	$22,691
Variable rental and other property income (2)	2,220	1,883
Total rental and other property income	$28,808	$24,574
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
The Company has one property subject to a non-cancelable operating ground lease with a remaining term of 8.4 years, with a lease liability (in deferred rental income and other liabilities) and a related right-of-use (“ROU”) asset (in prepaid expenses and other assets) of $1.8 million in the condensed consolidated balance sheets. The lease liability and ROU asset were initially measured at the present value of the future minimum lease payments using a discount rate of 4.3%. This reflects the Company’s incremental borrowing rate, which was calculated based on the interest rate the Company would incur to borrow on a fully collateralized basis over a term similar to the lease.
The Company recognized $63,000 of ground lease expense during the three months ended March 31, 2025, of which $61,000 was paid in cash during the period it was recognized. As of March 31, 2025, the Company’s scheduled future minimum rental payments related to its operating ground lease is approximately $187,000 for the remainder of 2025, $250,000 annually for 2026 through 2030, and $667,000 thereafter through the maturity date of the lease in August 2033.
NOTE 15 — SEGMENT REPORTING
The Company has two reportable segments: Credit and Real Estate. Corporate/other represents all corporate level and unallocated items and includes the Company’s other asset management activities and expenses.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited) – (Continued)

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
The following tables present segment reporting for the three months ended March 31, 2025 and 2024 (in thousands):

	Real Estate	Credit	Corporate/Other (1)	Company Total
Three Months Ended March 31, 2025
Revenues:
Rental and other property income	$28,740	$—	$68	$28,808
Interest income	—	77,596	—	77,596
Total revenues	28,740	77,596	68	106,404
Expenses:
General and administrative	67	679	4,869	5,615
Interest expense, net	5,821	39,429	—	45,250
Property operating	1,643	—	822	2,465
Real estate tax	886	—	118	1,004
Expense reimbursements to related parties	—	—	3,003	3,003
Management fees	2,296	9,427	—	11,723
Transaction-related	53	—	6	59
Depreciation and amortization	8,828	—	—	8,828
Real estate impairment	7,026	—		7,026
Increase in provision for credit losses	—	61,777	—	61,777
Total expenses	26,620	111,312	8,818	146,750
Other income:
Gain on disposition of real estate and condominium developments, net	418	—	1,134	1,552
Gain on investment in unconsolidated entities	—	1,011	—	1,011
Unrealized gain on equity securities	—	3,300	—	3,300
Other income, net	41	682	886	1,609
Total other income	459	4,993	2,020	7,472
Segment net income (loss)	$2,579	$(28,723)	$(6,730)	$(32,874)
Net income allocated to non-controlling interest	—	9	—	9
Segment net income (loss) attributable to the Company	$2,579	$(28,732)	$(6,730)	$(32,883)
Total assets as of March 31, 2025	$1,033,963	$3,979,735	$160,414	$5,174,112
__________________________________
(1)Includes condominium and rental units acquired via foreclosure during the year ended December 31, 2021.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited) – (Continued)

	Real Estate	Credit	Corporate/Other (1)	Company Total
Three Months Ended March 31, 2024
Revenues:
Rental and other property income	$24,457	$—	$117	$24,574
Interest income	—	109,855	—	109,855
Total revenues	24,457	109,855	117	134,429
Expenses:
General and administrative	128	1,047	4,975	6,150
Interest expense, net	5,811	59,765	—	65,576
Property operating	1,061	—	2,946	4,007
Real estate tax	1,041	—	237	1,278
Expense reimbursements to related parties	—	—	2,993	2,993
Management fees	2,138	9,705	848	12,691
Transaction-related	—	12	48	60
Depreciation and amortization	8,542	—	—	8,542
Increase in provision for credit losses	—	67,117	—	67,117
Total expenses	18,721	137,646	12,047	168,414
Other income (expense):
Gain on disposition of real estate and condominium developments, net	—	—	782	782
Gain on investment in unconsolidated entities	—	2,525	—	2,525
Unrealized loss on equity security	—	(11,413)	—	(11,413)
Other income, net	68	2,206	1,275	3,549
Total other income (expense)	68	(6,682)	2,057	(4,557)
Segment net income (loss)	$5,804	$(34,473)	$(9,873)	$(38,542)
Total assets as of March 31, 2024	$1,141,880	$4,962,425	$220,188	$6,324,493
__________________________________
(1)Includes condominium and rental units acquired via foreclosure during the year ended December 31, 2021.
NOTE 16 — SUBSEQUENT EVENTS
Redemption of Shares of Common Stock
Subsequent to March 31, 2025, the Company redeemed approximately 1.7 million shares for $8.8 million (at an average redemption price of $5.23 per share). The remaining redemption requests received during the three months ended March 31, 2025 totaling approximately 41.3 million shares went unfulfilled.
Investment and Disposition Activity
Subsequent to March 31, 2025, the Company’s investment and disposition activity included the following:
•Disposed of condominium units for an aggregate gross sales price of $17.8 million, resulting in net proceeds of $16.0 million after closing costs and a gain of approximately $2.5 million.
•Settled $11.4 million on purchases of two corporate senior loan sales.
•Funded an aggregate amount of $7.5 million to nine of the Company’s first mortgage loans, received $12.9 million of principal repayments on one of the Company’s first mortgage loans, and a full payoff of $118.8 million on one of the Company’s first mortgage loans.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025 (Unaudited) – (Continued)

Financing Activity
•Repaid $85.5 million of borrowings under the repurchase facility with Barclays, $6.2 million of borrowings under the note on note financing arrangement with Barclays, and $3.5 million of borrowings under the note on note financing arrangement with Citibank, all of which is held through CLR.
•Repaid $10.0 million of borrowings under the Loan Facility with Ally Bank.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. Certain risks may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a complete discussion of such risk factors, see Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in “Part I — Financial Information” of this Quarterly Report on Form 10-Q, including the notes to the condensed consolidated financial statements contained therein, and the terms “we,” “us,” “our” and the “Company” refer to CIM Real Estate Finance Trust, Inc.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” (within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect our expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by the use of words such as “may,” “will,” “seek,” “expects,” “anticipates,” “believes,” “targets,” “intends,” “should,” “estimates,” “could,” “continue,” “assume,” “projects,” “plans” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. In addition, these risks and uncertainties include those associated with general economic, market and other conditions. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or new information, future events or otherwise, except as may be required to satisfy our obligations under federal securities law. The forward-looking statements should be read in light of the risk factors identified in Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024.
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
•We are subject to risks associated with global trade disruption, significant introduction of trade barriers and bilateral trade frictions, including due to tariffs and other changes to trade policy in the U.S. and other jurisdictions, together with any downturns in the global economy resulting therefrom.
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
As of March 31, 2025, our loan portfolio consisted of 68 loans with a net book value of $3.3 billion, and 20 investments in real estate-related securities and other of $302.0 million. The Company conducts and expects to continue to conduct its commercial real estate lending business through CLR, a Maryland statutory trust and subsidiary of the Company which we expect to be taxed as a REIT for U.S. federal income tax purposes. As of March 31, 2025, CLR holds a diversified portfolio of approximately $1.5 billion which includes first mortgage loans with a net book value of $1.1 billion, CMBS with an estimated fair value of $196.3 million, and an investment in the Unconsolidated Joint Venture with a carrying value of $182.8 million.
As of March 31, 2025, we owned 186 properties, which consisted of 173 retail properties, nine office properties, and four industrial properties, representing 25 industry sectors and comprising approximately 6.6 million rentable square feet of commercial space located in 36 states, with a net book value of $1.1 billion. As of March 31, 2025, we owned condominium developments with a net book value of $53.4 million.
During the three months ended March 31, 2025, we disposed of three properties encompassing approximately 40,000 gross rentable square feet and five condominium units for a total consideration of $31.4 million, as further discussed in Note 4 — Real Estate Assets to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Our operating results and cash flows are primarily influenced by interest income from our credit investments, rental and other property income from our commercial properties, interest expense on our indebtedness and credit investments and other operating expenses. In general, our business model is such that rising interest rates will correlate to increases in our net income, while declining interest rates will correlate to decreases in our net income. As of March 31, 2025, 91.3% of our CMBS and loans held-for-investment by carrying value earned a floating rate of interest, indexed to SOFR, and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. CMFT Management reviews our investment portfolio and is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary. In addition, as 94.8% of our rentable square feet was under lease, including any month-to-month agreements, as of March 31, 2025, with a weighted average remaining lease term of 9.3 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our manager regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, any available credit rating agency reports on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If our manager identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
Macroeconomic Environment
The three months ended March 31, 2025 have been characterized by a mix of positive and challenging developments leading to continued volatility in global markets. Investor concerns over inflation, higher interest rates, slowing economic growth, uncertainty around tariffs, political and regulatory uncertainty and geopolitical conditions have persisted.
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
For a complete discussion of risk factors related to the economy that could impact our lending and our business, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Operating Highlights and Key Performance Indicators
Activity from January 1, 2025 through March 31, 2025
Operating Results:
•Net loss attributable to the Company of $32.9 million, or $0.08 per share.
•Redeemed 1.8 million shares under the share redemption program for $11.2 million at an average price of $6.09 per share.
•Declared aggregate distributions of $0.08 per share.
Credit Portfolio Activity:
•Originated $116.0 million first mortgage loans, $55.0 million of which was a result of a loan modification.
•Funded $29.8 million in existing first mortgage loans.
•Invested $1.3 million in liquid corporate senior loans and sold liquid corporate senior loans for an aggregate gross sales price of $2.9 million.
•Invested $32.6 million in corporate senior loans.
•Received principal repayments on loans held-for-investment of $54.3 million.
•Received repayments on CMBS of $1.8 million and sold CMBS for an aggregate gross sales price of $43.6 million.
•Received proceeds from the repayment of portfolio investments on the CLO subordinated note of $2.3 million.
•Funded an additional $14.0 million in NP JV Holdings.
Real Estate Portfolio Activity:
•Took control of assets securing two risk-rated 5 first mortgage loans, comprised of two office buildings, through deeds-in-lieu of foreclosure for an aggregate fair value of $151.0 million.
•Disposed of three properties for an aggregate sales price of $13.0 million.
•Disposed of five condominium units for an aggregate sales price of $18.4 million.
Financing Activity:
•Decreased total debt by $25.9 million, reducing our ratio of debt to total gross assets net of gross intangible lease liabilities to 61.8%.

Portfolio Information
The following table shows the net book value of our portfolio by investment type as of March 31, 2025 and 2024 (dollar amounts in thousands):

	As of March 31,
	2025			2024
	Asset Count	Net Book Value		Asset Count	Net Book Value
Loan Held-For-Investment
First mortgage loans	34	$3,286,149	68.8%	33	$3,667,418	63.2%
Liquid corporate senior loans	11	31,305	0.7%	198	426,148	7.3%
Corporate senior loans	23	283,198	5.9%	23	222,364	3.8%
Less: Current expected credit losses		(289,626)	(6.1)%		(205,043)	(3.5)%
Total loans held-for-investment and related receivables, net	68	3,311,026	69.3%	254	4,110,887	70.8%
Real Estate-Related Securities and Other
CMBS	15	424,033	8.9%	24	515,457	8.9%
CLO subordinated note	1	24,855	0.5%	—	—	—%
Equity securities	4	35,470	0.7%	1	33,579	0.6%
Less: Current expected credit losses		(182,328)	(3.8)%		(35,562)	(0.6)%
Total real estate-related securities and other, net	20	302,030	6.3%	25	513,474	8.9%
Real Estate
Total real estate assets and intangible lease liabilities, net	186	1,160,835	24.4%	192	1,179,521	20.3%
Total Investment Portfolio (1)(2)	274	$4,773,891	100.0%	471	$5,803,882	100.0%
____________________________________
(1)Table does not include our investment in the Unconsolidated Joint Venture, which had a carrying value of $192.5 million as of March 31, 2025, $182.8 million of which is held through CLR as of March 31, 2025.
(2)As of March 31, 2025, first mortgage loans with a net book value of $1.1 billion and CMBS with an estimated fair value of $196.3 million were held through CLR.
Credit Portfolio Information
The following table details overall statistics for our credit portfolio as of March 31, 2025 (dollar amounts in thousands):

	CRE Loans (1)(2)	Liquid Corporate Senior Loans	Real Estate-Related Securities and Other (2)	Corporate Senior Loans
Number of investments (3)	34	11	20	23
Principal balance	$3,300,923	$32,008	$548,795	$287,601
Net book value	$3,003,721	$28,864	$302,030	$278,441
Unfunded loan commitments	$191,664	$—	$—	$37,501
Weighted-average interest rate (4)(5)	7.5%	10.0%	8.0%	10.4%
Weighted-average maximum years to maturity(5)	2.5	3.7	5.5	3.4
____________________________________
(1)As of March 31, 2025, 91.3% of our loans by principal balance earned a floating rate of interest, primarily indexed to SOFR.
(2)Maximum maturity date assumes all extension options are exercised by the borrower and assumes all relevant conditions are met for such extensions; however, our loans and CMBS may be repaid prior to such date.
(3)Table does not include our investment in the Unconsolidated Joint Venture, which had a carrying value of $192.5 million as of March 31, 2025.
(4)The weighted-average interest rate for variable rate investments is based on the relevant floating benchmark plus a spread.

(5)Does not include the CLO subordinated note. As of March 31, 2025, the CLO subordinated note has an initial maturity date of July 2037 and an estimated effective yield of 14.9%.
Real Estate Portfolio Information
As of March 31, 2025, we owned 186 properties located in 36 states, the gross rentable square feet of which was 94.8% leased, including any month-to-month agreements, with a weighted average lease term remaining of 9.3 years. As of March 31, 2025, we had certain geographic and industry concentrations in our property holdings. As of March 31, 2025, we had properties located in California, Virginia, and Ohio which accounted for 17%, 14%, and 13%, respectively, of our 2025 annualized rental income. In addition, we had tenants in the health and personal care stores and manufacturing industries, which accounted for 12% and 10%, respectively, of our 2025 annualized rental income. During the three months ended March 31, 2025, we disposed of three properties for an aggregate gross sales price of $13.0 million as well as five condominium units for a gross sales price of $18.4 million.
The following table shows the property statistics of our real estate assets as of March 31, 2025 and 2024:

	As of March 31,
	2025	2024
Number of commercial properties	186	192
Rentable square feet (in thousands) (1)	6,576	6,153
Percentage of rentable square feet leased	94.8%	99.9%
Percentage of investment-grade tenants (2)	25.8%	33.8%
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
The following table summarizes our real estate acquisition activity during the three months ended March 31, 2025. No properties were acquired during the three months ended March 31, 2024.

Three Months Ended March 31,
2025
Commercial properties acquired	2
Purchase price of acquired properties (in thousands)	$151,043
Rentable square feet (in thousands)	795
Results of Operations
Overview
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate in general, such as inflation and heightened interest rates and the imposition of tariffs and other changes to trade policy in the U.S. and other jurisdictions, that may reasonably be expected to have a material impact on our results from the acquisition, management and operation of properties and credit investments other than those listed in the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024 and this Quarterly Report on Form 10-Q.
Our operating segments include Credit and Real Estate. Refer to Note 15 — Segment Reporting to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion of our operating segments.
The following table compares our summarized results of operations for the three months ended March 31, 2025 and 2024 by operating segment (amounts in thousands):

	For the Three Months Ended
	March 31, 2025	March 31, 2024	Change
Revenues:
Credit Segment	$77,596	$109,855	$(32,259)
Real Estate Segment	28,740	24,457	4,283
Corporate	68	117	(49)
	106,404	134,429	(28,025)
Expenses:
Credit Segment	111,312	137,646	(26,334)
Real Estate Segment	26,620	18,721	7,899
Corporate	8,818	12,047	(3,229)
	146,750	168,414	(21,664)
Other income (expense):
Credit Segment	4,993	(6,682)	11,675
Real Estate Segment	459	68	391
Corporate	2,020	2,057	(37)
	7,472	(4,557)	12,029
Net loss	(32,874)	(38,542)	5,668
Net income allocated to non-controlling interest	9	—	9
Net loss attributable to the Company	$(32,883)	$(38,542)	$5,659
Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024
Credit Segment
Revenues
Our Credit segment revenues decreased $32.3 million for the three months ended March 31, 2025, as compared to the same period in 2024. The decrease was primarily due to a decrease in the overall size of our investment portfolio during the three months ended March 31, 2025 as compared to the same period in 2024. As of March 31, 2025, we held credit investments with an outstanding principal balance of $4.2 billion compared to credit investments with an outstanding principal balance of $5.0 billion as of March 31, 2024.
Expenses
Expenses for our Credit segment consist primarily of interest expense, management fees, increases (decreases) to our provision for credit losses, and general and administrative expenses. The decrease in our Credit segment expenses of $26.3 million for the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to a $20.3 million decrease in interest expense, primarily due to decreased outstanding borrowings used to fund credit investments, as well as a decrease in average index rates during the three months ended March 31, 2025 as compared to the same period in 2024. The decrease was further driven by a $61.8 million increase in provision for credit losses during the three months ended March 31, 2025, as compared to a $67.1 million increase in provision for credit losses during the same period in 2024. This change was primarily related to the reclassification of $71.0 million of unrealized loss related to one CMBS position previously recorded in other comprehensive income in the accompanying condensed consolidated statements of comprehensive income (loss) to increase in provision for credit losses on the condensed consolidated statements of operations during the three months ended March 31, 2025, partially offset by the sale of loans held-for-investment with asset-specific credit loss provisions.
Other Income (Expense)
Other income for our Credit segment consists of gain on investment in unconsolidated entities, unrealized gain (loss) on equity securities, loss on debt extinguishment, along with dividend income from our equity securities. The increase in our Credit segment other income (expense) of $11.7 million during the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to a $3.3 million unrealized gain on equity securities during the three months ended March 31, 2025, as compared to a $11.4 million unrealized loss on equity securities for the same period in 2024. The increase was partially offset by a $1.5 million decrease in gain on investment in unconsolidated entities during the three months ended March 31, 2025, as compared to the same period in 2024. The increase was further offset by a $1.5 million decrease in other income, net during the three months ended March 31, 2025, as compared to the same period in 2024, primarily related to the $922,000 decrease in interest income generated by short-term liquid investments in cash and cash equivalents on the condensed consolidated balance sheets, during the three months ended March 31, 2025 as compared to the same period in 2024.
Real Estate Segment
Revenues
The increase in our Real Estate segment revenues of $4.3 million for the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to the addition of four properties subsequent to March 31, 2024. Refer to “Same Store Analysis” below for a further discussion of net operating income at our “same store properties”.
Expenses
The increase in our Real Estate segment expenses of $7.9 million for the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to an increase in impairment charges of $7.0 million for the three months ended March 31, 2025, as compared to the same period in 2024, as one property was deemed to be impaired during the three months ended March 31, 2025, due to sales prices or revised cash flow estimates that was less than its carrying values, resulting in impairment charges of $7.0 million, as compared to no impairments recorded during the three months ended March 31, 2024. Additionally the increase in Real Estate segment expenses was further driven by an increase in property operating expenses of $582,000 driven by the acquisition of four properties subsequent to March 31, 2024, partially offset by the disposition of 10 properties subsequent to March 31, 2024. Refer to “Same Store Analysis” below for a further discussion of net operating income at our “same store properties”.
Other Income
Other income for our Real Estate segment primarily consists of gain on disposition of real estate and condominium developments, net, and other income. The increase in our Real Estate segment other income of $391,000 for the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to the disposition of three properties resulting in a net gain of $418,000 during the three months ended March 31, 2025, compared to no properties being disposed of during the three months ended March 31, 2024.
Corporate and Other
Revenues
Our corporate revenues, which consist primarily of rental income from our condominium and rental units acquired via foreclosure, did not meaningfully change during the three months ended March 31, 2025 as compared to the same period in 2024.
Expenses
Our corporate expenses consist primarily of general and administrative expenses, expense reimbursements to related parties, interest expense, net related to our credit facilities, and property operating expenses related to our condominium and rental units acquired via foreclosure. The decrease in corporate expenses of $3.2 million during the three months ended March 31, 2025 as compared to the same period in 2024, was partially due to a decrease in property operating expenses of $2.1 million, primarily driven by decreased condominium-related legal expenses during the three months ended March 31, 2025 as compared to the same period in 2024.
Other Income
Our corporate other income did not meaningfully change during the .three months ended March 31, 2025 as compared to the same period in 2024.
Same Store Analysis
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate assets. We review our stabilized operating results, measured by net operating income, from properties that we owned for the entirety of both the current and prior year reporting periods, referred to as “same store” properties, and we believe that the presentation of operating results for same store properties provides useful information to stockholders. Net operating income is a supplemental non-GAAP financial measure of a real estate company’s operating performance. Net operating income is considered by management to be a helpful supplemental performance measure, as it enables management to evaluate the impact of occupancy, rents, leasing activity and other controllable property operating results at our real estate properties, and it provides a consistent method for the comparison of our properties. We define net operating income as operating revenues less operating expenses, which exclude (i) depreciation and amortization, (ii) interest expense and other non-property related revenue and expense items such as (a) general and administrative expenses, (b) expense reimbursements to related parties, (c) management fees, (d) transaction-related expenses, (e) real estate impairment, (f) increase in provision for credit losses, (g) gain on disposition of real estate and condominium developments, net, (h) merger-related expenses, net and (i) interest income. Our calculation of net operating income may not be comparable to that of other REITs and should not be considered to be more relevant or accurate in evaluating our operating performance than the current GAAP methodology used in calculating net loss. In determining the same store property pool, we include all properties that were owned for the entirety of both the current and prior reporting periods, except for properties during the current or prior year that were under development or redevelopment.
Comparison of the Three Months Ended March 31, 2025 and 2024
The following table reconciles our Real Estate segment net income, calculated in accordance with GAAP, to net operating income (in thousands):

	For the Three Months Ended March 31,
	2025	2024	Change
Net income	$2,579	$5,804	$(3,225)
Other income, net	(41)	(68)	27
Gain on disposition of real estate and condominium developments, net	(418)	—	(418)
Real estate impairment	7,026	—	7,026
Depreciation and amortization	8,828	8,542	286
Transaction-related expenses	53	—	53
Management fees	2,296	2,138	158
General and administrative expenses	67	128	(61)
Interest expense, net	5,821	5,811	10
Net operating income	$26,211	$22,355	$3,856
A total of 182 properties were acquired before January 1, 2024 and represent our “same store” properties during the three months ended March 31, 2025 and 2024. “Non-same store” properties, for purposes of the table below, includes properties acquired or disposed of on or after January 1, 2024.
The following table details the components of our Real Estate segment net operating income broken out between same store and non-same store properties (in thousands):

	Total			Same Store			Non-Same Store
	For the Three Months Ended March 31,			For the Three Months Ended March 31,			For the Three Months Ended March 31,
	2025	2024	Change	2025	2024	Change	2025	2024	Change
Rental and other property income	$28,740	$24,457	$4,283	$22,003	$21,793	$210	$6,737	$2,664	$4,073

Property operating expenses	1,643	1,061	582	1,224	829	395	419	232	187
Real estate tax expenses	886	1,041	(155)	493	627	(134)	393	414	(21)
Total property operating expenses	2,529	2,102	427	1,717	1,456	261	812	646	166

Net operating income	$26,211	$22,355	$3,856	$20,286	$20,337	$(51)	$5,925	$2,018	$3,907
Net Operating Income
Same store property net operating income remained relatively consistent during the three months ended March 31, 2025, as compared to the same period in 2024.
Non-same store property net operating income increased $3.9 million during the three months ended March 31, 2025, as compared to the same period in 2024. The increase was primarily due to the acquisition of four properties, including two properties acquired through deeds-in-lieu of foreclosure, for an aggregate fair value at the time of acquisition of $195.2 million subsequent to March 31, 2024, partially offset by the disposition of 10 properties for an aggregate gross sales price of $104.3 million subsequent to March 31, 2024.
Distributions
Our Board authorizes distributions on a quarterly basis, which are paid out on a monthly basis.
Our Board authorized the following monthly distribution amounts per share, payable to stockholders as of the record date for the applicable month, during the year ended December 31, 2024 and the three months ended March 31, 2025 for the periods indicated below:

Period Commencing	Period Ending	Monthly Distribution Amount
January 2024	December 2024	$0.0375
January 2025	September 2025	$0.0283
As of March 31, 2025, we had distributions payable of $12.6 million.
The following table presents distributions and source of distributions for the periods indicated below (dollar amounts in thousands):

	Three Months Ended March 31,
	2025		2024
	Amount	Percent	Amount	Percent
Distributions paid in cash	$32,519	79%	$37,974	78%
Distributions reinvested	8,621	21%	10,865	22%
Total distributions	$41,140	100%	$48,839	100%
Source of distributions:
Net cash provided by operating activities (1) (2)	$41,140	100%	$48,839	100%
Total sources	$41,140	100%	$48,839	100%
____________________________________
(1)Net cash provided by operating activities for the three months ended March 31, 2025 and 2024 was $31.8 million and $50.7 million, respectively.
(2)Our distributions covered by cash flows for the three months ended March 31, 2025 include cash flows from operating activities in excess of distributions from prior periods of $9.4 million. We have paid, and may continue to pay, some of our distributions from sources other than cash flows from operations, including proceeds from asset sales, proceeds from loan repayments, and borrowings. Distributions at any point in time may not reflect the current performance of our assets or our current operating cash flows.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares of common stock back to us, subject to certain conditions and limitations. We will limit the number of shares redeemed pursuant to our share redemption program as follows: (1) we will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid; and (2) funding for the redemption of shares will be limited, among other things, to the net proceeds we receive from the sale of shares under our DRIP, net of shares redeemed to date. In an effort to accommodate redemption requests throughout the calendar year, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the Secondary DRIP Offering. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We will determine whether we have sufficient funds and/or shares available as soon as practicable after the end of each fiscal quarter, but in any event prior to the applicable payment date. If we cannot purchase all shares presented for redemption in any fiscal quarter, based upon insufficient cash available from the sale of shares under our DRIP and/or the limit on the number of shares we may redeem during any quarter or year, we will give priority to the redemption of deceased stockholders’ shares and stockholders with exigent circumstances, as determined in our sole discretion and accompanied by such evidentiary documentation as we may request. While the shares of deceased stockholders and stockholders determined to have exigent circumstances will be included in calculating the maximum number of shares that may be redeemed in any annual or quarterly period, they will not be subject to the annual or quarterly percentage caps; therefore, if the volume of requests to redeem deceased stockholders’ shares and stockholders determined to have exigent circumstances in a particular quarter were large enough to cause the annual or quarterly percentage caps to be exceeded, even if no other redemption requests were processed, the redemptions of deceased stockholders’ shares and stockholders determined to have exigent circumstances would be completed in full, assuming sufficient proceeds from the sale of shares under our DRIP, net of shares redeemed to date, were available. If sufficient proceeds from the sale of shares under our DRIP, net of shares redeemed to date, were not available to pay all such redemptions in full, the requests to redeem deceased stockholders’ shares and shareholders determined to have exigent circumstances would be honored on a pro rata basis. We next will give priority to requests for full redemption of accounts with a balance of 250 shares or less at the time we receive the request, in order to reduce the expense of maintaining small accounts. Thereafter, we will honor the remaining redemption requests on a pro rata basis. Following such quarterly redemption period, if a stockholder would like to resubmit the unsatisfied portion of the prior request for redemption, such stockholder must submit a new request for redemption of such shares prior to the last day of the new quarter. Unfulfilled requests for redemption will not be carried over automatically to subsequent redemption periods. In addition, our management reserves the right, in its sole discretion at any time, and from time to time, to reject any request for redemption for any reason. Our Board may choose to amend the terms of, suspend or terminate our share redemption program at any time in its sole discretion if it believes that such action is in the best interest of us and our stockholders. Any material modifications or suspension of the share redemption program will be disclosed to our stockholders as promptly as practicable in our reports filed with the SEC and via our website. During the three months ended March 31, 2025, we received valid redemption requests under our share redemption program totaling approximately 43.0 million shares, of which we redeemed approximately 1.7 million shares subsequent to March 31, 2025 for $8.8 million (at an average redemption price of $5.23 per share). The remaining redemption requests relating to 41.3 million shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of the share redemption program then in effect. The share redemptions were funded with proceeds from the Secondary DRIP Offering.
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
Sources of Liquidity
Our primary sources of liquidity include cash and cash equivalents and available borrowings under our debt facilities, which are set forth in the following table (in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$139,308	$181,291
Unused borrowing capacity (1)	120,403	91,786
	$259,711	$273,077
____________________________________
(1)Reflects the total borrowing capacity approved by the lenders related to the assets pledged as collateral, less the drawn amount.
See Note 9 — Repurchase Facilities, Notes Payable and Credit Facilities to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional details regarding our repurchase facilities, notes payable and credit facilities. The following table details our outstanding financing arrangements and borrowing capacity as of March 31, 2025 (in thousands):

	Portfolio Financing Outstanding Principal Balance	Maximum Capacity (1)
Notes payable – variable rate debt	$603,953	$603,953
ABS mortgage notes	758,520	758,520
Credit facilities	105,500	318,000
Repurchase facilities	1,688,721	3,046,666	(2)
Total portfolio financing	$3,156,694	$4,727,139
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

Quarter Ended	Quarter-End Balance	Weighted-Average Balance During Quarter	Variance
December 31, 2024	$1,693,142	$1,779,490	$(86,348)	(1)
March 31, 2025	$1,688,721	$1,681,737	$6,984
____________________________________
(1)Variance driven by late quarter timing of CMBS sales and debt pay downs, primarily in connection with the Master Repurchase agreement with Wells Fargo and the amended and restated Master Repurchase Agreement with Barclays Bank (as described in further detail in Note 9 — Repurchase Facilities, Notes Payable and Credit Facilities to our consolidated financial statements in this Annual Report on Form 10-K).
Capital Resources
Our principal demands for funds will be for the acquisition or origination of credit investments and real estate, and the payment of tenant improvements, acquisition-related expenses, operating expenses, distributions, redemptions and interest and principal on current and any future debt financings, including principal repayments of $1.6 billion within the next 12 months, $96.7 million of which has a rolling term that resets monthly, as further discussed in Note 9 — Repurchase Facilities, Notes Payable and Credit Facilities to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
As of March 31, 2025, we had unfunded commitments of $229.2 million related to 33 loans and unfunded commitments of $19.9 million related to the NewPoint JV. Loan funding commitments are generally subject to certain conditions and the satisfaction of borrower milestones. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. We expect to fund our loan commitments over the remaining term of the related loans, which have a weighted-average future funding period of 3.2 years.
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

Contractual Obligations
As of March 31, 2025, we had debt outstanding with a carrying value of $3.2 billion and a weighted average interest rate of 5.4%. See Note 9 — Repurchase Facilities, Notes Payable and Credit Facilities to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding, including extension options.
Our contractual obligations as of March 31, 2025 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Unfunded loan commitments (2)	$229,165	$3,145	$103,305	$94,627	$28,088
Principal payments — variable rate debt	603,953	188,426	415,527	—	—
Principal payments — ABS mortgage notes	758,520	—	—	303,408	455,112
Principal payments — credit facilities	105,500	—	105,500	—	—
Principal payments — repurchase facilities	1,688,721	1,407,434	281,287	—	—
Interest payments (3)	275,932	119,016	109,780	29,449	17,687
Total	$3,661,791	$1,718,021	$1,015,399	$427,484	$500,887
____________________________________
(1)The table does not include amounts due to CMFT Management or its affiliates pursuant to our Management Agreement because such amounts are not fixed and determinable.
(2)Comprised of our unfunded loan commitments to provide additional CRE loan, corporate senior loan and liquid corporate senior loan financing as of March 31, 2025. The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the final maturity date; however, we may be obligated to fund these commitments earlier than such date. This table does not include $19.9 million of unfunded commitments related to the NewPoint JV.
(3)Interest payments on the variable rate debt, credit facilities and repurchase facilities have been calculated based on outstanding balances as of March 31, 2025 through their respective maturity dates. This is only an estimate as actual amounts borrowed and interest rates could vary over time.
We expect to incur additional borrowings in the future to acquire additional properties and credit investments. There is no limitation on the amount we may borrow against any single improved property. As of March 31, 2025, our ratio of debt to total gross assets net of gross intangible lease liabilities was 61.8%.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities decreased by $18.9 million for the three months ended March 31, 2025, as compared to the same period in 2024. The decrease was primarily due to a net decrease in credit investments of $849.3 million and decreased interest income of $32.3 million. The decrease in credit investments was primarily a result of a net decrease of $399.2 million in liquid corporate senior loans subsequent to March 31, 2024, $265.4 million of which related to the sale of liquid corporate senior loans associated with the Master Participation Agreement, a net decrease of $386.1 million in first mortgage loans subsequent to March 31, 2024, primarily related to the Company taking possession of the underlying assets of two first mortgage loans through deeds-in-lieu of foreclosure, and a net decrease of real estate-related securities and other of $125.4 million. The decrease was further driven by a decline in interest rates during the period ending March 31, 2025 as compared to the same period in 2024. The decrease was also due to the disposition of 10 properties for an aggregate gross sales price of $104.3 million subsequent to March 31, 2024. This decrease was partially offset by the acquisition of four properties, including two properties acquired through deeds-in-lieu of foreclosure, for an aggregate fair value at the time of acquisition of $195.2 million subsequent to March 31, 2024. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. For the three months ended March 31, 2025, net cash used in investing activities was $4.6 million, as compared to net cash provided by investing activities of $79.5 million, during the same period in 2024. The change was primarily due to $67.5 million in net investments from loans held-for-investment during the three months ended March 31, 2025, as compared to the $79.7 million net proceeds in loans held-for-investment during the three months ended March 31, 2024. The change was partially offset by an increase in net proceeds from the sale of real estate-related securities of $42.2 million and an increase in net proceeds from the disposition of real estate assets and condominium units of $15.5 million, as the Company disposed of three properties and five condominium units during the three months ended March 31, 2025, as compared to four condominium units disposed of during the same period in 2024

Financing Activities. For the three months ended March 31, 2025, net cash used in financing activities decreased by $15.4 million, as compared to the same period in 2024. The change was primarily due to a decrease in net repayments on the repurchase facilities, notes payable and credit facilities of $9.6 million and a decrease in distributions to shareholders of $5.5 million for the three months ended March 31, 2025 compared to the same period in 2024.
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
Critical Accounting Policies and Significant Accounting Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We believe the following critical accounting policies govern the significant judgments and estimates used in the preparation of our financial statements, which should be read in conjunction with the more complete discussion of our accounting policies and procedures included in Note 2 — Summary of Significant Accounting Policies to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024. We consider our critical accounting policies to be the following:
•Current Expected Credit Losses;
•Recoverability of Real Estate Assets; and
•Allocation of Purchase Price of Real Estate Assets.
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2024. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2024 and related notes thereto.
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

Conflicts of Interest
Richard S. Ressler, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM Group and is an officer/director of certain of its affiliates, is the vice president of our manager. Through his affiliation with Orchard Capital Corporation, Mr. Ressler chairs the executive committee of Orchard First Source Asset Management Holdings, LLC, the holding Company of our Investment Advisor. Additionally, one of our directors, Jason Schreiber, is an employee of CIM Group. Nathan D. DeBacker, our chief financial officer, principal accounting officer and treasurer, is an employee of CIM Group, the vice president of our manager, and is an officer of certain of its affiliates. As such, there may be conflicts of interest where CMFT Management or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for CIM Group or another program sponsored or operated by affiliates of our manager, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management, among others. The compensation arrangements between affiliates of CMFT Management and these other real estate programs sponsored or operated by affiliates of our manager could influence the advice provided to us. See Part I, Item 1. Business — Conflicts of Interest in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
As of March 31, 2025, we had an aggregate of $2.4 billion of variable rate debt, excluding any debt subject to interest rate swap agreements and interest rate cap agreements, if any, and therefore, we are exposed to interest rate changes in SOFR. As of March 31, 2025, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $12.0 million per year.
As the information presented above includes only those exposures that existed as of March 31, 2025, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2025 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2025, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.Legal Proceedings
In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or our subsidiaries are a party or to which our properties are the subject.
Item 1A.Risk Factors
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Our share redemption program permits our stockholders to sell their shares of common stock back to us, subject to certain conditions and limitations. We will limit the number of shares redeemed pursuant to our share redemption program as follows: (1) we will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid; and (2) funding for the redemption of shares will be limited, among other things, to the net proceeds we receive from the sale of shares under our DRIP, net of shares redeemed to date. In an effort to accommodate redemption requests throughout the calendar year, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the Secondary DRIP Offering. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. As of March 31, 2025, the most recent estimated per share NAV was $5.22, which was determined by the Board on March 20, 2025 using a valuation date of December 31, 2024.
In general, we redeem shares on a quarterly basis. Shares are redeemed with a trade date no later than the end of the month following the end of each fiscal quarter. Any redemption capacity that is not used as a result of the withdrawal or rejection of redemption requests may be used to satisfy the redemption requests of other stockholders received for that fiscal quarter, and such redemption payments may be made at a later time than when that quarter’s redemption payments are made. During the three months ended March 31, 2025, we redeemed shares, including those redeemable due to death, as follows:

Period (1)	Total Number of Shares Redeemed	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2025 - January 31, 2025	55,510	$6.09		55,510	(3)
February 1, 2025 - February 28, 2025	1,720,833	$6.09		1,720,833	(3)
March 1, 2025 - March 31, 2025	68,302	$6.11	(2)	68,302	(3)
Total	1,844,645			1,844,645	(3)
____________________________________
(1)Redemptions are included in the month of payment, which is made one business day following the trade date.
(2)Includes prior period redemptions.
(3)A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
Unregistered Sales of Equity Securities
None.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.

Item 5.Other Information
During the three months ended March 31, 2025, none of our directors or officers, as defined in Section 16 of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K of the Exchange Act.

Item 6.Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 (and are numbered in accordance with Item 601 of Regulation S-K).

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
3.1	Articles of Amendment and Restatement of CIM Real Estate Finance Trust, Inc.	8-K	000-54939	3.1	8/20/2019
3.2	Second Amended and Restated Bylaws of CIM Real Estate Finance Trust, Inc.	10-K	000-54939	3.2	3/28/2023
4.1	Second Amended and Restated Distribution Reinvestment Plan.	8-K	000-54939	4.1	5/1/2020
4.2	Master Indenture, dated as of July 28, 2021, by and among CMFT Net Lease Master Issuer, LLC, as issuer, and Citibank N.A., as indenture trustee.	8-K	000-54939	4.1	8/3/2021
4.2.1	Supplemental Indenture No. 1 to the Master Indenture, dated as of July 30, 2024, by and among CMFT Net Lease Master Issuer LLC, as issuer, and Citibank, N.A., as indenture trustee.	10-Q	000-54939	4.2.1	8/14/2024
4.3	Series 2021-1 Indenture Supplement, dated as of July 28, 2021, by and among CMFT Net Lease Master Issuer, LLC, as issuer, and Citibank N.A., as indenture trustee.	8-K	000-54939	4.2	8/3/2021
10.1	Amended and Restated Master Repurchase Agreement dated March 5, 2025, by and between CMFT RE Lending RF Sub CB, LLC, and Citibank, N.A.	10-K	000-54939	10.10.1	3/28/2025
10.2*	Amended and Restated Sub-Advisory Agreement, dated as of May 12, 2025, by and between CIM Capital IC Management, LLC and OFS Capital Management, LLC.
31.1*	Certifications of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
Date: May 13, 2025