Form 10-Q
period 2025-06-30
CIM REAL ESTATE FINANCE TRUST, INC.
filed 2025-08-13
CIK 1498547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 5, 2025, there were approximately 436.3 million shares of common stock, par value $0.01 per share, of CIM Real Estate Finance Trust, Inc. outstanding.

CIM REAL ESTATE FINANCE TRUST, INC.

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands, except share and per share amounts) (Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Real estate assets:
Land	$355,168	$290,275
Buildings, fixtures and improvements	767,053	737,829
Intangible lease assets	179,862	146,640
Condominium developments	33,251	64,927
Total real estate assets, at cost	1,335,334	1,239,671
Less: accumulated depreciation and amortization	(192,032)	(179,665)
Total real estate assets, net	1,143,302	1,060,006
Investment in unconsolidated entities	165,513	181,409
Real estate-related securities and other, at fair value, net of credit loss allowances of $183,287 and $110,062 as of June 30, 2025 and December 31, 2024, respectively	295,155	345,828
Loans held-for-investment and related receivables, net	3,515,224	3,763,013
Less: Current expected credit losses	(294,748)	(392,136)
Total loans held-for-investment and related receivables, net	3,220,476	3,370,877
Cash and cash equivalents	161,543	181,291
Restricted cash	3,437	3,919
Rents and tenant receivables, net	23,346	18,550
Prepaid expenses and other assets	7,149	8,242
Deferred costs, net	4,292	6,496
Accrued interest receivable	19,997	21,131
Total assets	$5,044,210	$5,197,749
LIABILITIES, REDEEMABLE COMMON STOCK AND EQUITY
Repurchase facilities, notes payable and credit facilities, net	$3,026,195	$3,170,289
Accrued expenses and accounts payable	47,423	38,980
Due to affiliates	12,911	13,669
Intangible lease liabilities, net	11,389	11,812
Distributions payable	12,554	16,508
Deferred rental income and other liabilities	6,944	4,954
Total liabilities	3,117,416	3,256,212
Commitments and contingencies (Note 10)
Redeemable common stock	162,108	166,335
EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 490,000,000 shares authorized, 436,775,501 and 437,313,001 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	4,370	4,374
Capital in excess of par value	3,535,314	3,533,329
Accumulated distributions in excess of earnings	(1,758,664)	(1,676,562)
Accumulated other comprehensive loss	(17,660)	(86,283)
Total stockholders’ equity	1,763,360	1,774,858
Non-controlling interests	1,326	344
Total equity	1,764,686	1,775,202
Total liabilities, redeemable common stock, non-controlling interests and stockholders’ equity	$5,044,210	$5,197,749
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Rental and other property income	$29,179	$23,562	$57,987	$48,136
Interest income	78,011	98,309	155,607	208,164
Total revenues	107,190	121,871	213,594	256,300
Expenses:
General and administrative	7,149	6,111	12,764	12,261
Interest expense, net	44,838	63,937	90,088	129,513
Property operating	4,435	2,323	6,900	6,330
Real estate tax	1,318	1,173	2,322	2,451
Expense reimbursements to related parties	3,411	3,726	6,414	6,719
Management fees	11,688	12,613	23,411	25,304
Transaction-related	84	6	143	66
Depreciation and amortization	9,770	8,397	18,598	16,939
Real estate impairment	648	56,932	7,674	56,932
Increase in provision for credit losses	5,201	216,898	66,978	284,015
Total expenses	88,542	372,116	235,292	540,530
Other income (expense):
Gain on disposition of real estate and condominium developments, net	4,044	2,468	5,596	3,250
Gain on investment in unconsolidated entities	2,911	2,742	3,922	5,267
Unrealized (loss) gain on equity securities	(2,110)	(4,229)	1,190	(15,642)
Other income, net	1,722	3,463	3,331	7,012
Total other income (expense)	6,567	4,444	14,039	(113)
Net income (loss)	$25,215	$(245,801)	$(7,659)	$(284,343)
Net income allocated to non-controlling interest	23	—	32	—
Net income (loss) attributable to the Company	$25,192	$(245,801)	$(7,691)	$(284,343)
Weighted average number of common shares outstanding:
Basic and diluted	436,703,345	437,183,656	436,927,301	437,224,227
Net income (loss) per common share:
Basic and diluted	$0.06	$(0.56)	$(0.02)	$(0.65)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (in thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$25,215	$(245,801)	$(7,659)	$(284,343)
Other comprehensive (loss) income
Unrealized loss on CMBS	(1,825)	(11,471)	(843)	(6,516)
Unrealized loss on CLO subordinated note	(1,233)	—	(1,966)	—
Reclassification adjustment for realized loss included in income as other income	—	—	410	—
Amount of loss reclassified from other comprehensive income into income as an increase in provision for credit losses	—	—	71,022	—
Total other comprehensive (loss) income	(3,058)	(11,471)	68,623	(6,516)

Comprehensive income (loss)	22,157	(257,272)	60,964	(290,859)
Comprehensive income allocated to non-controlling interest	23	—	32	—
Comprehensive income (loss) attributable to the Company	$22,134	$(257,272)	$60,932	$(290,859)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
 (in thousands, except share amounts) (Unaudited)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
	Number of Shares	Par Value
Balance as of January 1, 2025	437,313,001	$4,374	$3,533,329	$(1,676,562)	$(86,283)	$1,774,858	$344	$1,775,202
Issuance of common stock	1,416,038	13	8,608	—	—	8,621	—	8,621
Equity-based compensation	9,852	2	738	—	—	740	—	740
Distributions declared on common stock — $0.08 per common share	—	—	—	(37,201)	—	(37,201)	—	(37,201)
Redemptions of common stock	(1,844,645)	(18)	(11,218)	—	—	(11,236)	—	(11,236)
Changes in redeemable common stock	—	—	2,625	—	—	2,625	—	2,625
Contributions from non-controlling interests	—	—	—	—	—	—	200	200
Comprehensive (loss) income	—	—	—	(32,883)	71,681	38,798	9	38,807
Balance as of March 31, 2025	436,894,246	$4,371	$3,534,082	$(1,746,646)	$(14,602)	$1,777,205	$553	$1,777,758
Issuance of common stock	1,464,961	15	7,634	—	—	7,649	—	7,649
Equity-based compensation	182,189	2	1,228	—	—	1,230	—	1,230
Distributions declared on common stock — $0.08 per common share	—	—	—	(37,210)	—	(37,210)	—	(37,210)
Redemptions of common stock	(1,765,895)	(18)	(9,232)	—	—	(9,250)	—	(9,250)
Changes in redeemable common stock	—	—	1,602	—	—	1,602	—	1,602
Contributions from non-controlling interests	—	—	—	—	—	—	750	750
Comprehensive income (loss)	—	—	—	25,192	(3,058)	22,134	23	22,157
Balance as of June 30, 2025	436,775,501	$4,370	$3,535,314	$(1,758,664)	$(17,660)	$1,763,360	$1,326	$1,764,686

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
 (in thousands, except share amounts) (Unaudited) - Continued

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
	Number of Shares	Par Value
Balance as of January 1, 2024	437,254,715	$4,372	$3,529,973	$(1,187,125)	$(81,143)	$2,266,077	$—	$2,266,077
Issuance of common stock	1,742,240	19	10,846	—	—	10,865	—	10,865
Equity-based compensation	—	—	815	—	—	815	—	815
Distributions declared on common stock — $0.11 per common share	—	—	—	(49,278)	—	(49,278)	—	(49,278)
Redemptions of common stock	(1,754,973)	(17)	(11,062)	—	—	(11,079)	—	(11,079)
Changes in redeemable common stock	—	—	249	—	—	249	—	249
Comprehensive (loss) income	—	—	—	(38,542)	4,955	(33,587)	—	(33,587)
Balance as of March 31, 2024	437,241,982	$4,374	$3,530,821	$(1,274,945)	$(76,188)	$2,184,062	$—	$2,184,062
Issuance of common stock	1,765,256	20	10,731	—	—	10,751	—	10,751
Equity-based compensation	—	—	701	—	—	701	—	701
Distributions declared on common stock — $0.11 per common share	—	—	—	(49,271)	—	(49,271)	—	(49,271)
Redemptions of common stock	(1,889,369)	(19)	(11,503)	—	—	(11,522)	—	(11,522)
Changes in redeemable common stock	—	—	772	—	—	772	—	772
Contributions from non-controlling interests	—	—	—	—	—	—	50	50
Comprehensive loss	—	—	—	(245,801)	(11,471)	(257,272)	—	(257,272)
Balance as of June 30, 2024	437,117,869	$4,375	$3,531,522	$(1,570,017)	$(87,659)	$1,878,221	$50	$1,878,271
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands) (Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(7,659)	$(284,343)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization, net	19,650	16,831
Amortization of deferred financing costs	4,569	4,975
Amortization and accretion on deferred loan fees	(3,955)	(2,373)
Amortization and accretion of premiums and discounts on credit investments	(2,598)	(3,772)
Accretion of interest income on CLO subordinated note	(2,037)	—
Capitalized interest income on real estate-related securities and loans held-for-investment	(8,619)	(663)
Equity-based compensation	1,970	1,516
Straight-line rental income	(3,114)	(1,283)
Write-offs for uncollectible lease-related receivables	(1,294)	(318)
Gain on disposition of real estate assets and condominium developments, net	(5,596)	(3,250)
Loss on sale of credit investments, net	897	1,578
Gain on investment in unconsolidated entities	(3,922)	(5,267)
Unrealized (gain) loss on equity securities	(1,190)	15,642
Impairment of real estate assets	7,674	56,932
Increase in provision for credit losses	66,978	284,015
Return on investment in unconsolidated entities	2,683	5,267
Changes in operating assets and liabilities:
Rents and tenant receivables, net	(783)	333
Prepaid expenses and other assets	1,093	431
Accrued interest receivable	1,134	3,840
Accrued expenses and accounts payable	860	(3,471)
Deferred rental income and other liabilities	1,990	(867)
Due to affiliates	(758)	361
Net cash provided by operating activities	67,973	86,114
Cash flows from investing activities:
Investment in unconsolidated entities	(24,319)	(26,806)
Return of investment in unconsolidated entities	41,454	1,256
Investment in liquid corporate senior loans	(1,251)	(7,244)
Investment in real estate assets and capital expenditures	(14,956)	(7,286)
Cash resulting from deed-in-lieu of foreclosures, net	1,655	—
Investment in corporate senior loans	(73,456)	(12,377)
Origination and funding of first mortgage loans	(170,418)	(47,897)
Origination and exit fees received on first mortgage loans	3,906	329
Principal payments received on loans held-for-investment	261,508	136,636
Principal payments received on real estate-related securities	2,747	96,185
Proceeds from the repayment on the CLO subordinated note	3,884	—
Net proceeds from sale of real estate-related securities	43,616	—
Net proceeds from disposition of real estate assets and condominium developments	60,729	77,702
Net proceeds from sale of liquid corporate senior loans	4,788	120,015
Net cash provided by investing activities	139,887	330,513

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands) (Unaudited) — Continued

	Six Months Ended June 30,
	2025	2024
Cash flows from financing activities:
Redemptions of common stock	$(20,486)	$(22,601)
Distributions to stockholders	(62,095)	(76,410)
Proceeds from borrowings	252,569	48,343
Repayments of borrowings	(398,254)	(196,550)
Contributions from non-controlling interests	950	50
Deferred financing costs paid	(774)	(815)
Net cash used in financing activities	(228,090)	(247,983)
Net (decrease) increase in cash and cash equivalents and restricted cash	(20,230)	168,644
Cash and cash equivalents and restricted cash, beginning of period	185,210	260,582
Cash and cash equivalents and restricted cash, end of period	$164,980	$429,226
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$161,543	$425,831
Restricted cash	3,437	3,395
Total cash and cash equivalents and restricted cash	$164,980	$429,226
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$12,554	$16,570
Accrued capital expenditures	$1,711	$3,024
Real estate acquired via deed-in-lieu of foreclosure	$151,043	$—
Assumption of other assets and liabilities related to real estate acquired via deed-in-lieu of foreclosure	$(3,260)	$—
Transfer of loans held-for-investment to real estate acquired via deed-in-lieu of foreclosure	$(149,438)	$—
Common stock issued through distribution reinvestment plan	$16,270	$21,616
Change in fair value of real estate-related securities	$(2,399)	$(6,516)
Conversion of loan held-for-investment to equity securities	$—	$(5,060)

Supplemental Cash Flow Disclosures:
Interest paid	$85,686	$126,542
Cash paid for taxes	$369	$1,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited)
NOTE 1 — ORGANIZATION AND BUSINESS
CIM Real Estate Finance Trust, Inc. (the “Company”) is a non-exchange traded real estate investment trust (“REIT”) formed as a Maryland corporation on July 27, 2010, that elected to be taxed, and operates its business to qualify, as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2012. The Company seeks to attain attractive risk-adjusted returns and create long term value for its investors by investing in a diversified portfolio of senior secured mortgage loans, creditworthy long-term net-leased property investments and other senior loan and liquid credit investments. As of June 30, 2025, the Company’s loan portfolio consisted of 73 loans with a net book value of $3.2 billion, and investments in real estate-related securities and other of $295.2 million. The Company conducts its commercial real estate lending business through CIM Commercial Lending REIT (“CLR”), a Maryland statutory trust and subsidiary of the Company which the Company expects to be taxed as a REIT for U.S. federal income tax purposes. As of June 30, 2025, CLR holds a diversified portfolio of approximately $1.5 billion which includes first mortgage loans with a net book value of $1.1 billion, commercial mortgage-backed securities (“CMBS”) with an estimated fair value of $195.3 million, and an investment in the Unconsolidated Joint Venture (as defined in Note 2 — Summary of Significant Accounting Policies) with a carrying value of $155.4 million. As of June 30, 2025, the Company owned 185 commercial real estate properties, comprising approximately 6.6 million rentable square feet of commercial space located in 36 states. As of June 30, 2025, the rentable square feet at these properties was 94.9% leased, including month-to-month agreements, if any. As of June 30, 2025, the Company owned condominium developments with a net book value of $33.3 million.
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
June 30, 2025 (Unaudited) – (Continued)

filed with the SEC on August 2, 2016 and automatically became effective with the SEC upon filing. The Company began to issue shares under the Secondary DRIP Offering on August 2, 2016 and continues to issue shares under the Secondary DRIP Offering.
The Company’s board of directors (the “Board”) establishes an updated estimated per share net asset value (“NAV”) of the Company’s common stock on at least an annual basis for purposes of assisting broker-dealers that participated in the Initial Offering in meeting their customer account reporting obligations under Financial Industry Regulatory Authority Rule 2231. Distributions are reinvested in shares of the Company’s common stock for participants in the DRIP at the estimated per share NAV as determined by the Board. Additionally, the estimated per share NAV as determined by the Board serves as the per share NAV for purposes of the share redemption program. As of June 30, 2025, the most recent estimated per share NAV of the Company’s common stock was $5.22, which was established by the Board on March 28, 2025 using a valuation date of December 31, 2024. Commencing on March 28, 2025, distributions are reinvested in shares of the Company’s common stock under the DRIP at a price of $5.22 per share and $5.22 per share serves as the most recent estimated per share NAV for purposes of the share redemption program. The Company’s estimated per share NAVs are not audited or reviewed by its independent registered public accounting firm.
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
As of June 30, 2025, CLR is a VIE that is consolidated by the Company as the primary beneficiary, as the Company has the ability to direct the activities of CLR and the obligation to absorb CLR’s losses through its guarantee of CLR’s indebtedness, which is significant to CLR. The non-controlling interest on the condensed consolidated balance sheets represents the equity interests in CLR owned by outside investors. As of June 30, 2025, CLR’s loan portfolio consisted of senior secured mortgage loans with a net book value of $1.1 billion and investments in real estate-related securities of $195.3 million. In addition, as of June 30, 2025, the carrying value of CLR’s investment in CIM NP JV Holdings, LLC (“NP JV Holdings”) was $155.4 million. CLR had $934.3 million of debt outstanding, as of June 30, 2025.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited) – (Continued)

During the year ended December 31, 2024, the Company sold a portion of the Company’s portfolio of liquid corporate senior loans with an aggregate principal balance of $265.4 million to OFSI BSL XIV CLO, Ltd., an exempted company incorporated with limited liability under the laws of the Cayman Islands, resulting in net proceeds of $259.7 million after closing costs and a loss of $2.9 million. The collateral manager for OFSI BSL XIV CLO, Ltd. is OFS CLO Management II, LLC, an affiliate of the Sub-Advisor (as defined in Note 11 — Related-Party Transactions and Arrangements). The Company does not maintain effective control over the liquid corporate senior loans and the Company does not have the ability, nor the requirement, to repurchase the liquid corporate senior loans. The liquid corporate senior loans served as the initial positions for the formation of a collateralized loan obligation (“CLO”), in which the Company subsequently invested $27.6 million in a subordinated note (the “CLO subordinated note”). The CLO is a VIE, given the insufficient equity at risk, evidenced by the tranched capital structure and multiple series of debt instruments issued. However, the Company, through its investment in the CLO subordinated note, lacks the ability to direct the activities that most significantly affect the entity’s economic performance. Additionally, the collateral manager, which does direct the activities that most significantly affect the entity’s economic performance, was deemed to not be under common control with the Company. As such, the Company was determined to not be the primary beneficiary and the CLO is not consolidated on the Company’s financial statements. As of June 30, 2025, the fair value of the CLO subordinated note is $23.1 million and is included in real estate-related securities and other on the Company’s condensed consolidated balance sheets.
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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, lease concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; significant increases to budgeted costs for units under development; and a reduction in prevailing market values for assets being considered for disposition. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited) – (Continued)

discounted cash flow analysis and recent comparable sales transactions. The Company’s impairment assessment as of June 30, 2025 was based on the most current information available to the Company, including expected holding periods. If the Company’s expected holding periods for assets change, subsequent tests for impairment could result in additional impairment charges in the future. The assumptions and uncertainties utilized in the evaluation of the impairment of real estate assets are discussed in detail in Note 3 — Fair Value Measurements. See also Note 4 — Real Estate Assets for further discussion regarding real estate investment activity.
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
Dispositions of Real Estate Assets
Gains and losses from dispositions are recognized once the various criteria relating to the terms of sale and any subsequent involvement by the Company with the asset sold are met. A discontinued operation includes only the disposal of a component of an entity and represents a strategic shift that has (or will have) a major effect on an entity’s financial results. Given the Company’s current asset portfolio and strategy, the Company’s dispositions during the six months ended June 30, 2025 and 2024 did not qualify for discontinued operations presentation and thus, the results of the properties and condominiums that were sold will not be reported as discontinued operations, and any associated gains or losses from the dispositions are included in gain on disposition of real estate and condominium developments, net. See Note 4 — Real Estate Assets for a discussion of the disposition of individual properties and condominiums during the six months ended June 30, 2025 and 2024.
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
June 30, 2025 (Unaudited) – (Continued)

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
For more information, refer to Note 6 — Investment in Unconsolidated Entities.
Restricted Cash
The Company had $3.4 million and $3.9 million in restricted cash as of June 30, 2025 and December 31, 2024, respectively. Included in restricted cash was $1.4 million and $1.9 million held by lenders in lockbox accounts, as of June 30, 2025 and December 31, 2024, respectively. As part of certain of the Company’s debt agreements, rents from certain encumbered properties and interest income from certain first mortgage loans are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess is disbursed to the Company. Also included in restricted cash was $2.0 million of construction reserves, amounts held by lenders in escrow accounts for real estate taxes and other lender reserves for certain properties, in accordance with the associated lender’s loan agreement as of June 30, 2025 and December 31, 2024.
Real Estate-Related Securities and Other
Real estate-related securities and other consists primarily of the Company’s investments in CMBS, CLOs and equity securities. The Company determines the appropriate classification for real estate-related securities at the time of purchase and reevaluates such designation as of each balance sheet date.
As of June 30, 2025, the Company classified its investments in CMBS and CLO as available-for-sale as the Company is not actively trading the securities; however, the Company may sell them prior to their maturity. These investments are carried at their estimated fair value with unrealized gains and losses reported in other comprehensive (loss) income. The amortized cost of the Company’s CMBS is adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. The amortized cost of the Company’s CLO subordinated note reflects accretion of interest income based on the effective yield method less any cash distributions received or entitled to be received. CLO subordinated note positions are entitled to recurring distributions, which are generally equal to the residual cash flows of payments received on underlying securities less contractual payments to debt holders and fund expenses.
The Company’s investments in equity securities of public and private companies are carried at their estimated fair values with unrealized gains and losses reported on the condensed consolidated statements of operations. Dividend income is included in other income, net on the condensed consolidated statements of operations, of which the Company recorded $822,000 and $2.0 million, respectively, during the three and six months ended June 30, 2025. During the three and six months ended June 30, 2024, the Company recorded $1.2 million and $2.7 million of dividend income, respectively.
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
June 30, 2025 (Unaudited) – (Continued)

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
June 30, 2025 (Unaudited) – (Continued)

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
June 30, 2025 (Unaudited) – (Continued)

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
June 30, 2025 (Unaudited) – (Continued)

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
June 30, 2025 (Unaudited) – (Continued)

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
A breakout of the Company’s CMBS, CLO subordinated note, and equity securities’ levels of the fair value hierarchy as of June 30, 2025 and December 31, 2024 can be found in the tables under Items Measured at Fair Value on a Recurring Basis below.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited) – (Continued)

In accordance with the fair value hierarchy described above, the following table details the net book value and fair value of the financial instruments described above as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025		December 31, 2024
	Net Book Value	Fair Value	Net Book Value	Fair Value	Level
Financial assets:
First mortgage loans	$2,881,929	$2,932,962	$3,085,104	$3,141,665	3
Liquid corporate senior loans	26,650	21,972	35,653	32,062	(1)
Corporate senior loans	311,897	317,795	250,120	256,543	3
Total financial assets	$3,220,476	$3,272,729	$3,370,877	$3,430,270

Financial liabilities:
Repurchase facilities, notes payable and credit facilities	$3,036,929	$2,975,952	$3,182,614	$3,098,368	2
Total financial liabilities	$3,036,929	$2,975,952	$3,182,614	$3,098,368
____________________________________
(1)As of June 30, 2025, $18.0 million and $4.0 million of the Company’s liquid corporate senior loans were classified in Level 2 and Level 3 of the fair value hierarchy, respectively. As of December 31, 2024, $26.0 million and $6.1 million of the Company’s liquid corporate senior loans were classified in Level 2 and Level 3 of the fair value hierarchy, respectively.
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
Items Measured at Fair Value on a Recurring Basis
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets that are required to be measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 (in thousands):

	Balance as of June 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
CMBS	$238,705	$—	$195,278	$43,427
CLO subordinated note	23,089	—	—	23,089
Equity securities	33,361	32,628	—	733
Total financial assets	$295,155	$32,628	$195,278	$67,249

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited) – (Continued)

	Balance as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
CMBS	$286,757	$—	$241,341	$45,416
CLO subordinated note	26,901	—	—	26,901
Equity securities	32,170	31,547	—	623
Total financial assets	$345,828	$31,547	$241,341	$72,940
The following are reconciliations of the changes in financial assets with Level 3 inputs in the fair value hierarchy for the six months ended June 30, 2025 (in thousands):

Level 3
Beginning Balance, January 1, 2025	$72,940
Total gains and losses:
Unrealized loss included in other comprehensive (loss) income	(931)
Current expected credit losses	(2,204)
Unrealized loss on CLO subordinated note	(1,966)
Purchases and payments received:
Proceeds from the repayment on the CLO subordinated note	(3,884)
Accreted interest income	2,037
Discounts, net	631
Capitalized interest income	626
Ending Balance, June 30, 2025	$67,249
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
Properties acquired through deeds-in-lieu of foreclosure are recognized at fair value and included in total real estate assets, net on the Company’s condensed consolidated balance sheets upon foreclosure in accordance with the asset acquisition provisions of ASC 805. The Company is required to disclose real estate owned, a nonfinancial asset, at fair value on a non-recurring basis, in accordance with ASC 820, Fair Value Measurement and Disclosures (“ASC 820”). Under ASC 820, the Company may utilize the income, market or cost approach (or combination thereof) to determine the fair value of real estate owned. During the six months ended June 30, 2025, the Company took control of the assets securing two of its risk-rated 5 first mortgage loans, which are comprised of two office buildings, through deeds-in-lieu of foreclosure. At the time of acquisition, the Company determined the aggregate fair value of the net real estate assets to be $151.0 million. For the two properties, the Company utilized discount rates of 10.8% and 10.0%, respectively and capitalization rates of 9.0% and 8.5%, respectively. Subsequent to June 30, 2025, one of the properties acquired via deed-in-lieu of foreclosure met the criteria to be classified as held for sale. The Company expects the sale to be completed in August 2025.
As of June 30, 2025, the Company had an aggregate $238.4 million asset-specific credit loss reserve on funded and unfunded commitments related to six of the Company’s first mortgage loans with an aggregate carrying value of $822.1 million. The asset-specific credit loss reserve was recorded based on the Company’s estimation of the fair value of the first mortgage loans’ aggregate underlying collateral, less costs to sell the underlying collateral, as of June 30, 2025. These loans are therefore measured at fair value on a nonrecurring basis using significant unobservable inputs, and are classified as Level 3 assets in the fair value hierarchy. The Company considered a variety of inputs including property performance, market data and comparable sales, as applicable. The significant unobservable inputs used include the terminal capitalization rate, which ranged from 8.0% to 9.0%, and the discount rate, which ranged from 10.0% to 14.0%. For additional information regarding the first mortgage loans, refer to Note 8 — Loans Held-For-Investment.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited) – (Continued)

As discussed in Note 4 — Real Estate Assets, during the six months ended June 30, 2025, three properties were deemed to be impaired due to sales prices or revised cash flow estimates that were less than their respective carrying values, and their carrying values were reduced to an estimated fair value of $105.0 million, resulting in impairment charges of $7.7 million. The revised cash flow estimate was a result of continued deterioration of fundamentals at certain office properties, including weakened leasing activity and increased capitalization rates, and a revision in assumed holding periods at certain properties. Additionally, during the six months ended June 30, 2025, no condominium units were deemed to be impaired. During the six months ended June 30, 2024, seven properties were deemed to be impaired due to sales prices or revised cash flow estimates that were less than their respective carrying values, and their carrying values were reduced to an estimated fair value of $115.3 million, resulting in impairment charges of $51.5 million. Additionally, during the six months ended June 30, 2024, certain condominium units were deemed to be impaired, primarily due to a decrease in expected sales prices for certain units, and their carrying values were reduced to their estimated fair value, resulting in impairment charges of $5.5 million. The Company estimates fair values using Level 3 inputs and a combined income and market approach, specifically using discounted cash flow analysis and recent comparable sales transactions. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgment and to make certain key assumptions, including, but not limited to, the following: (1) terminal capitalization rates; (2) discount rates; (3) the number of years the property will be held; (4) property operating expenses; and (5) re-leasing assumptions, including the number of months to re-lease, market rental income and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and the future performance and sustainability of the Company’s tenants. The Company determined that the selling prices used to determine the fair values were Level 2 inputs.
The following summarizes the ranges of discount rates and terminal capitalization rates used for the Company’s impairment test for the real estate assets during the six months ended June 30, 2025 and 2024:

Six Months Ended June 30,
2025		2024
Discount Rate	Terminal Capitalization Rate	Discount Rate	Terminal Capitalization Rate
9.5% - 11.9%	9.0% - 13.3%	8.6% - 11.0%	8.1% - 9.5%
The following table presents the impairment charges by asset class recorded during the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Asset class impaired:
Land	$700	$8,182
Buildings, fixtures and improvements	6,347	39,364
Intangible lease assets	627	3,918
Intangible lease liabilities	—	5
Condominium developments	—	5,463
Total impairment loss	$7,674	$56,932
NOTE 4 — REAL ESTATE ASSETS
Property Acquisitions
During the six months ended June 30, 2025, the Company took control of the assets securing two of its risk-rated 5 first mortgage loans, which are comprised of two office buildings, through deeds-in-lieu of foreclosure. During the six months ended June 30, 2024, the Company did not acquire any properties.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited) – (Continued)

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
Condominium Development Project
During the six months ended June 30, 2025 and 2024, the Company capitalized $8.6 million and $10.8 million, respectively, of expenditures associated with the development of condominiums acquired via foreclosure, which is included in condominium developments in the accompanying condensed consolidated balance sheets. No capitalized interest expense was included in the capitalized expenditures during the six months ended June 30, 2025 or 2024.
Condominium Dispositions
During the six months ended June 30, 2025, the Company disposed of condominium units for an aggregate sales price of $50.2 million, resulting in proceeds of $45.8 million after closing costs and a gain of $5.2 million. During the six months ended June 30, 2024, the Company disposed of condominium units for an aggregate sales price of $27.1 million, resulting in proceeds of $25.1 million after closing costs and a gain of $3.3 million. The Company has no continuing involvement that would preclude sale treatment with these condominium units. The gain on sale of condominium units is included in gain on disposition of real estate and condominium developments, net in the condensed consolidated statements of operations.
Property Dispositions
During the six months ended June 30, 2025, the Company disposed of four retail properties, for an aggregate gross sales price of $15.8 million, resulting in proceeds of $14.9 million after closing costs and a gain of $411,000. The gain on sale of real estate is included in gain on disposition of real estate and condominium developments, net in the condensed consolidated statements of operations. During the six months ended June 30, 2024, the Company disposed of two properties, including one retail property and one office property, for an aggregate gross sales price of $53.9 million, resulting in proceeds of $52.6 million after closing costs. No gain or loss was recorded. The Company has no continuing involvement with the 2025 or 2024 dispositions that would preclude sale treatment with these properties.
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
During the six months ended June 30, 2025, three properties totaling approximately 498,000 square feet with a carrying value of $112.7 million were deemed to be impaired and their carrying values were reduced to an estimated fair value of $105.0 million, resulting in impairment charges of $7.7 million, which were recorded in the condensed consolidated statements of operations. During the six months ended June 30, 2025, no condominium units were deemed to be impaired.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited) – (Continued)

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
See Note 3 — Fair Value Measurements for a further discussion regarding these impairment charges during the six months ended June 30, 2025 and 2024.
NOTE 5 — INTANGIBLE LEASE ASSETS AND LIABILITIES
Intangible lease assets and liabilities consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands, except weighted average life remaining):

	June 30, 2025	December 31, 2024
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $54,771 and $51,282, respectively (with a weighted average life remaining of 10.6 years and 11.8 years, respectively)
	$103,956	$88,698
Acquired above-market leases, net of accumulated amortization of $4,143 and $3,213, respectively (with a weighted average life remaining of 6.9 years and 10.6 years, respectively)
	16,992	3,447
Total intangible lease assets, net	$120,948	$92,145
Intangible lease liabilities:
Acquired below-market leases, net of accumulated amortization of $6,574 and $6,036, respectively (with a weighted average life remaining of 10.7 years and 11.2 years, respectively)
	$11,389	$11,812
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
The following table summarizes the amortization related to the intangible lease assets and liabilities for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
In-place lease and other intangible amortization	$3,265	$2,635	$6,141	$5,330
Above-market lease amortization	$831	$106	$1,344	$212
Below-market lease amortization	$269	$281	$538	$566
As of June 30, 2025, the estimated amortization relating to the intangible lease assets and liabilities is as follows (in thousands):

	Amortization
	In-Place Leases and Other Intangibles	Above-Market Leases	Below-Market Leases
Remainder of 2025	$5,923	$1,808	$538
2026	11,129	3,712	1,077
2027	10,843	3,672	1,077
2028	9,846	3,350	1,077
2029	8,909	2,671	1,077
Thereafter	57,306	1,779	6,543
Total	$103,956	$16,992	$11,389

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited) – (Continued)

NOTE 6 — INVESTMENT IN UNCONSOLIDATED ENTITIES
During the year ended December 31, 2021, the Company entered into the Unconsolidated Joint Venture, of which the Company currently owns as of June 30, 2025, indirectly through CMFT MT JV Holdings, LLC and CLR NP Holdings, LLC, a subsidiary of CLR, approximately 50% of the outstanding equity. The Unconsolidated Joint Venture holds approximately 93% of the membership interest in the NewPoint JV. Through the Unconsolidated Joint Venture, the Company holds an approximate 46% interest in the NewPoint JV and accounts for its investment under the equity method. The primary purpose of the NewPoint JV is to source, underwrite, close and service on an ongoing basis multifamily bridge loans, participation interests, and other debt instruments such as loans. As of June 30, 2025 and December 31, 2024, the carrying value of the Company’s investment in NP JV Holdings was $165.5 million and $181.4 million, respectively, which approximates fair value and is included in investment in unconsolidated entities on the condensed consolidated balance sheets. The Company recorded a gain totaling $2.9 million and $3.9 million, which represented its share of NP JV Holdings’ gain, during the three and six months ended June 30, 2025, respectively, in the condensed consolidated statements of operations. The Company recorded a gain totaling $2.7 million and $5.3 million, which represented its share of NP JV Holdings’ gain, during the three and six months ended June 30, 2024, respectively, in the condensed consolidated statements of operations. During the six months ended June 30, 2025, the Company contributed an additional $24.3 million in NP JV Holdings. The Company also received $44.1 million in distributions during the six months ended June 30, 2025, $38.0 million of which can be called back by NewPoint JV through NP JV Holdings as a capital call on a future date. Furthermore, of the $44.1 million in distributions received during the six months ended June 30, 2025, $2.7 million of which was recognized as a return on investment and $41.4 million of which was recognized as a return of investment and reduced the invested capital and the carrying amount. As of June 30, 2025, the Company had $47.6 million of unfunded commitments related to NewPoint JV. These commitments are not reflected in the accompanying condensed consolidated balance sheets.
The Company provided a limited guaranty to NewPoint JV, under which the Company agreed to guarantee the Unconsolidated Joint Venture’s cross indemnity and its share of capital contribution obligations under the agreement with NewPoint JV.
The following tables provide summarized financial information of the Unconsolidated Joint Venture for the periods set forth below (in thousands):

	June 30, 2025	December 31, 2024
Assets:
Real estate investments - at fair value	$73,900	$40,796
Loans held-for-investment - at fair value, net of deferred fees	$1,026,815	$1,093,202
Total assets	$1,117,106	$1,186,794

Liabilities and equity:
Repurchase facilities and securitized debt, net of deferred fees	$757,380	$777,239
Total liabilities	$761,069	$798,626
Total equity	$356,037	$388,168

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total revenues	$25,643	$22,167	$48,384	$45,213
Total expenses	17,591	15,095	33,193	30,903
Total other expense	(1,935)	(1,204)	(6,817)	(2,886)
Net income	$6,117	$5,868	$8,374	$11,424

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited) – (Continued)

NOTE 7 — REAL ESTATE-RELATED SECURITIES AND OTHER
As of June 30, 2025, the Company’s real estate-related securities and other had an aggregate estimated fair value of $295.2 million, which included 15 CMBS investments, one CLO subordinated note and four equity securities. The CMBS investments have initial maturity dates ranging from July 2025 through June 2058 and have interest rates ranging from 0.2% to 11.7% as of June 30, 2025, with one CMBS earning a zero coupon rate. As of June 30, 2025, the CLO subordinated note has an initial maturity date of July 2037 and an estimated effective yield of 15.2%. The following is a summary of the Company’s real estate-related securities and other as of June 30, 2025 (in thousands):

	Real Estate-Related Securities and Other
		Gross Unrealized
	Amortized Cost Basis	Gains	Losses	CECL	Fair Value
CMBS	$435,353	$407	$(13,768)	$(183,287)	$238,705
CLO subordinated note	27,371	—	(4,282)	—	23,089
Equity securities	58,447	—	(25,086)	—	33,361
Total real estate-related securities and other	$521,171	$407	$(43,136)	$(183,287)	$295,155
The following table provides the activity for the real estate-related securities and other during the six months ended June 30, 2025 (in thousands):

	Amortized Cost Basis	Unrealized (Loss) Gain	CECL	Fair Value
Real estate-related securities and other as of January 1, 2025	$568,432	$(112,542)	$(110,062)	$345,828
Accretion of discount on real estate-related securities	733	—	—	733
Accretion of interest income on CLO subordinated note	2,037	—	—	2,037
Sale of real estate-related securities	(44,026)	410	—	(43,616)
Capitalized interest income on real estate-related securities	626	—	—	626
Principal payments received on real estate-related securities	(2,747)	—	—	(2,747)
Proceeds from the repayment on the CLO subordinated note	(3,884)	—	—	(3,884)
Unrealized loss on real estate-related securities and other, net	—	(1,619)	—	(1,619)
Unrealized loss reclassified to CECL	—	71,022	—	71,022
Provision for credit losses	—	—	(73,225)	(73,225)
Real estate-related securities and other as of June 30, 2025	$521,171	$(42,729)	$(183,287)	$295,155
During the six months ended June 30, 2025, the Company sold CMBS with an aggregate amortized cost basis of $44.0 million, resulting in net proceeds of $43.6 million and a loss of $410,000, the loss of which was reclassified from other comprehensive (loss) income as a decrease to other income, net in the accompanying condensed consolidated statements of operations. Unrealized gains and losses on CMBS and the CLO subordinated note are recorded in other comprehensive (loss) income, with a portion of the amount subsequently reclassified into other income, net in the accompanying condensed consolidated statements of operations as securities are sold and gains and losses are recognized. During the six months ended June 30, 2025, the Company recorded $1.6 million of net unrealized loss on its real estate-related securities and other, comprised of an $843,000 unrealized loss on CMBS and a $2.0 million unrealized loss on the CLO subordinated note, which are included in other comprehensive (loss) income in the accompanying condensed consolidated statements of comprehensive income (loss), and a $1.2 million unrealized gain on the Company’s equity securities, which is included in unrealized (loss) gain on equity securities in the accompanying condensed consolidated statements of operations.
During the six months ended June 30, 2024, the Company recorded $22.2 million of net unrealized loss on its real estate-related securities and other, comprised of a $6.6 million unrealized loss on CMBS, which is included in other comprehensive (loss) income in the accompanying condensed consolidated statements of comprehensive income (loss) and a $15.6 million unrealized loss on the Company’s equity securities, which is included in unrealized (loss) gain on equity securities in the accompanying condensed consolidated statements of operations.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited) – (Continued)

The scheduled maturities of the Company’s CMBS and CLO subordinated note as of June 30, 2025 are as follows (in thousands):

	CMBS and CLO Subordinated Note
	Amortized Cost	Estimated Fair Value
Due within one year	$362,762	$179,841
Due after one year through five years	24,994	24,932
Due after five years through ten years	14,328	10,616
Due after ten years	60,640	46,405
Total	$462,724	$261,794
Actual maturities of real estate-related securities can differ from contractual maturities because borrowers on certain corporate credit securities may have the right to prepay their respective debt obligations at any time. In addition, factors such as prepayments and interest rates may affect the yields on such securities.
Current Expected Credit Losses – Real Estate-Related Securities
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
The following table presents the activity in the Company’s current expected credit losses related to its positions in two different tranches of a CMBS instrument for the six months ended June 30, 2025 and 2024 (in thousands):

CMBS
Current expected credit losses as of January 1, 2025	$110,062
Provision for credit losses	72,266
Current expected credit losses as of March 31, 2025	182,328
Provision for credit losses	959
Current expected credit losses as of June 30, 2025	$183,287

CMBS
Current expected credit losses as of January 1, 2024	$35,808
Reversal of credit losses	(246)
Current expected credit losses as of March 31, 2024	35,562
Provision for credit losses	4,529
Current expected credit losses as of June 30, 2024	$40,091
During the year ended December 31, 2023, the loan collateralizing one of the Company’s CMBS positions went into payment default and was appraised by a special servicer, resulting in an appraisal reduction that reduced cash flows received from the respective CMBS position during the year ended December 31, 2023. During the year ended December 31, 2024, the CMBS was modified to provide for an extended maturity date of July 2025 plus a six-month extension option, and to reduce the interest rate to a fixed 0.019% per annum. Additionally, during the year ended December 31, 2024, the Company received notice of preliminary sales transaction activity in relation to the underlying collateral of this CMBS position, as well as an additional position in a separate tranche of this instrument, indicative of a bid below the carrying value of the investment. The Company considered various factors, including the factors noted above, in determining whether a credit loss existed. The present value of cash flows expected to be collected from the CMBS positions did not exceed their amortized cost basis. As such, the Company determined both tranches of the security the Company is invested in had incurred a credit loss. During the six months ended June 30, 2025, the property collateralizing the CMBS positions was re-appraised by the special servicer resulting in a further reduction to the appraisal value. As a result, the Company concluded it is considered more likely than not that the Company will not be able to recover the amortized cost prior to disposal, resulting in a reclassification of unrealized

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited) – (Continued)

losses previously determined to be driven by non-credit specific factors, as further discussed below. Subsequent to June 30, 2025, the CMBS was in maturity default as it was not repaid as anticipated during July 2025 and the extension option was not exercised.
As a result of the credit loss incurred, the Company recorded a $2.2 million increase to the provision for credit losses on the condensed consolidated statements of operations during the six months ended June 30, 2025 and reclassified $71.0 million of unrealized loss previously recorded in other comprehensive (loss) income in the accompanying condensed consolidated statements of comprehensive income (loss) to increase in provision for credit losses on the condensed consolidated statements of operations. During the six months ended June 30, 2024, the Company recorded a $4.3 million increase to the provision for credit losses on the condensed consolidated statements of operations. As of June 30, 2025, the amortized cost basis of the CMBS positions identified as having incurred a credit loss was $192.8 million prior to any credit loss provisions. The Company will continue to monitor for changes in expected cash flows in order to continue to measure the credit loss.
As of June 30, 2025, there were five CMBS positions and one CLO subordinated note with an aggregate fair value of $80.0 million and $23.1 million, respectively, with unrealized losses reflected in other comprehensive (loss) income in the accompanying condensed consolidated statements of comprehensive income (loss). Upon evaluating these securities at the individual security level, the Company concluded that the unrealized losses included in other comprehensive (loss) income as of June 30, 2025 were noncredit-related and would be recovered from the securities’ estimated future cash flows. The Company considered various factors in reaching this conclusion, including that the Company did not intend to sell the securities, it was not considered more likely than not that the Company would be forced to sell the securities prior to recovering the amortized cost, and there were no material credit events that would have caused the Company to conclude that the amortized cost would not be recovered.
NOTE 8 — LOANS HELD-FOR-INVESTMENT
The Company’s loans held-for-investment consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	As of June 30,	As of December 31,
	2025	2024
First mortgage loans (1)	$3,168,597	$3,466,929
Total CRE loans held-for-investment and related receivables, net	3,168,597	3,466,929
Liquid corporate senior loans	29,396	41,467
Corporate senior loans	317,231	254,617
Loans held-for-investment and related receivables, net	$3,515,224	$3,763,013

Less: Current expected credit losses	$(294,748)	$(392,136)
Total loans held-for-investment and related receivables, net	$3,220,476	$3,370,877
____________________________________
(1)    As of June 30, 2025 and December 31, 2024, first mortgage loans included $19.0 million of contiguous mezzanine loan components that, as a whole, have expected credit quality similar to that of a first mortgage loan.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited) – (Continued)

The following table details overall statistics for the Company’s loans held-for-investment as of June 30, 2025 and December 31, 2024 (dollar amounts in thousands):

	CRE Loans (1) (2)		Liquid Corporate Senior Loans		Corporate Senior Loans
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Number of loans	34	33	10	15	29	20
Principal balance	$3,183,247	$3,483,454	$29,984	$42,717	$321,730	$258,816
Net book value	$2,881,929	$3,085,104	$26,650	$35,653	$311,897	$250,120
Weighted-average interest rate (3)	7.4%	7.7%	10.0%	9.9%	10.1%	10.5%
Weighted-average maximum years to maturity	2.4	2.3	3.5	3.7	3.3	3.5
Unfunded loan commitments (4)	$156,859	$217,907	$—	$—	$34,161	$43,750
____________________________________
(1)As of June 30, 2025, 90.8% of the Company’s CRE loans by principal balance earned a floating rate of interest primarily indexed to the Secured Overnight Financing Rate (“SOFR”).
(2)Maximum maturity date assumes all extension options are exercised by the borrowers and assumes all relevant conditions are met for such extensions; however, the loans may be repaid prior to such date.
(3)The weighted-average interest rate is based on the relevant fixed rate or floating benchmark plus a spread. Excludes loans on nonaccrual status.
(4)Unfunded loan commitments are subject to the satisfaction of borrower milestones and are not reflected in the accompanying condensed consolidated balance sheets.
Activity relating to the Company’s loans held-for-investment portfolio was as follows for the six months ended June 30, 2025 (in thousands):

	CRE Loans	Liquid Corporate Senior Loans	Corporate Senior Loans	Total Loan Portfolio
Balance, January 1, 2025	$3,085,104	$35,653	$250,120	$3,370,877
Loan originations, acquisitions and funding	234,750	1,282	74,683	310,715
Sale of loans	—	(5,275)	—	(5,275)
Principal repayments received	(304,867)	(4,945)	(11,844)	(321,656)
Transfer to real estate assets (1)	(149,439)	—	—	(149,439)
Capitalized interest	7,966	14	75	8,055
Write-offs charged (2)	(87,475)	(3,371)	—	(90,846)
Deferred fees and other items (3)	(3,906)	(30)	(1,227)	(5,163)
Accretion and amortization of fees and other items	4,639	254	927	5,820
Reversal of (provision for) credit losses (4)	95,157	3,068	(837)	97,388
Balance, June 30, 2025	$2,881,929	$26,650	$311,897	$3,220,476
____________________________________
(1)During the six months ended June 30, 2025, the Company took control of the assets securing two of its risk-rated 5 first mortgage loans through deeds-in-lieu of foreclosure, as further discussed in Note 4 — Real Estate Assets.
(2)Includes a combined $87.5 million write-off on the two first mortgage loans transferred to real estate assets as noted above and a $3.4 million write-off on three liquid corporate senior loans sold during the six months ended June 30, 2025.
(3)Other items primarily consist of purchase discounts or premiums and deferred origination expenses.
(4)Does not include current expected losses for unfunded or unsettled loan commitments. Such amounts are included in accrued expenses and accounts payable on the accompanying condensed consolidated balance sheets.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited) – (Continued)

As of June 30, 2025, the Company’s CRE loans had the following characteristics based on carrying value (dollar amounts in thousands):

Collateral Property Type	As of June 30, 2025
Office	$1,563,389	49.4%
Multifamily	866,601	27.3%
Industrial	349,687	11.0%
Hospitality	191,965	6.1%
Mixed Use	71,327	2.3%
Retail	64,759	2.0%
Self-Storage	60,869	1.9%
Total first mortgage loans	$3,168,597	100%
Less: current expected credit losses	(286,668)
Total first mortgage loans, net	$2,881,929

Geographic Location	As of June 30, 2025
South	$1,273,129	40.2%
West	895,336	28.3%
East	704,304	22.2%
Various	295,828	9.3%
Total first mortgage loans	$3,168,597	100%
Less: current expected credit losses	(286,668)
Total first mortgage loans, net	$2,881,929
Current Expected Credit Losses – Loans Held-For-Investment
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited) – (Continued)

The following table presents the activity in the Company’s current expected credit losses related to loans held-for-investment by loan type for the six months ended June 30, 2025 and 2024 (in thousands):

	First Mortgage Loans	Unfunded First Mortgage Loans (1)	Liquid Corporate Senior Loans	Unfunded or Unsettled Liquid Corporate Senior Loans (1)	Corporate Senior Loans	Unfunded Corporate Senior Loans (1)	Total
Current expected credit losses as of January 1, 2025	$381,825	$13,917	$5,814	$—	$4,497	$677	$406,730
(Reversal of) provision for credit losses	(11,922)	5,486	(2)	—	260	(63)	(6,241)
Charge-offs of CECL	(87,475)	—	(3,371)	—	—	—	(90,846)
Current expected credit losses as of March 31, 2025	$282,428	$19,403	$2,441	$—	$4,757	$614	$309,643
Provision for (reversal of) credit losses	4,240	(838)	305	—	577	(42)	4,242
Current expected credit losses as of June 30, 2025	$286,668	$18,565	$2,746	$—	$5,334	$572	$313,885

Current expected credit losses as of January 1, 2024	$109,240	$10,062	$19,738	$3	$3,620	$495	$143,158
Provision for (reversal of) credit losses	77,564	(6,653)	(3,719)	(1)	249	(78)	67,362
Charge-offs of CECL	—	—	(1,649)	—	—	—	(1,649)
Current expected credit losses as of March 31, 2024	$186,804	$3,409	$14,370	$2	$3,869	$417	$208,871
Provision for (reversal of) credit losses	211,485	7,197	(5,963)	(1)	(335)	(13)	212,370
Charge-offs of CECL	—	—	(480)	—	—	—	(480)
Current expected credit losses as of June 30, 2024	$398,289	$10,606	$7,927	$1	$3,534	$404	$420,761
____________________________________
(1)Current expected losses for unfunded or unsettled loan commitments are included in accrued expenses and accounts payable on the condensed consolidated balance sheets.
Changes to current expected credit losses are recognized through net income (loss) on the Company’s condensed consolidated statements of operations.
During the three months ended June 30, 2025, the Company recorded a net increase of $4.2 million in the current expected credit loss reserve against the loans held-for-investment portfolio, bringing the total current expected credit loss reserve on funded and unfunded commitments to $313.9 million. The current expected credit loss reserve reflects certain loans assessed for impairment as well as macroeconomic and current portfolio conditions.
As of June 30, 2025, the Company did not have any first mortgage loan investments on nonaccrual status. As of June 30, 2025, the Company’s asset-specific credit loss reserve totaled $240.5 million on funded and unfunded commitments, which related to the Company’s risk-rated 5 first mortgage loans and liquid corporate senior loans. The asset-specific credit loss reserve is recorded based on the Company’s estimation of the fair value of each loan’s underlying collateral, less costs to sell the underlying collateral where applicable, as of June 30, 2025.
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
June 30, 2025 (Unaudited) – (Continued)

Loans are rated “1” (less risk) through “5” (greater risk), which ratings are defined in Note 2 — Summary of Significant Accounting Policies.
The Company’s primary credit quality indicator is its risk ratings, which are further discussed above. The following table presents the net book value of the Company’s loans held-for-investment portfolio as of June 30, 2025 by year of origination, loan type, and risk rating (dollar amounts in thousands):

		Amortized Cost of Loans Held-For-Investment by Year of Origination (1)
		As of June 30, 2025
	Number of Loans	2025	2024	2023	2022	2021	Prior	Total
First mortgage loans by internal risk rating:
1	—	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—	—
3	20	181,434	78,825	350,242	593,243	517,051	—	1,720,795
4	8	—	102,635	—	231,806	220,208	71,059	625,708
5	6	—	—	—	478,382	290,067	53,645	822,094
Total first mortgage loans	34	181,434	181,460	350,242	1,303,431	1,027,326	124,704	3,168,597
Liquid corporate senior loans by internal risk rating: (2)
1	—	—	—	—	—	—	—	—
2	—	—	—	—	—	—	—	—
3	4	—	—	1,715	13,509	2,520	—	17,744
4	4	—	6,203	—	—	3,002	—	9,205
5	2	—		1,157	—	1,290	—	2,447
Total liquid corporate senior loans	10	—	6,203	2,872	13,509	6,812	—	29,396
Corporate senior loans by internal risk rating:
1	—	—	—	—	—	—	—	—
2	—	—	—	—	—	—	—	—
3	26	49,467	127,017	73,471	28,607	—	—	278,562
4	3	—	—	11,528	27,141	—	—	38,669
5	—	—	—	—	—	—	—	—
Total corporate senior loans	29	49,467	127,017	84,999	55,748	—	—	317,231
Less: Current expected credit losses								(294,748)
Total loans held-for-investment and related receivables, net	73							$3,220,476
Weighted Average Risk Rating (3)								3.7

Gross charge-offs (4)		—	(155)	—	—	(90,691)	—	$(90,846)
____________________________________
(1)Date loan was originated or acquired by the Company. Origination dates are subsequently updated to reflect material loan modifications.
(2)As of June 30, 2025, two of the Company’s liquid corporate senior loan investments were on nonaccrual status with an aggregate carrying value of $2.4 million, which represented less than 1.0% of the carrying value of the Company’s loans held-for-investment portfolio.
(3)Weighted average risk rating calculated based on carrying value at period end.
(4)Represents gross charge-offs by year of origination during the six months ended June 30, 2025.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited) – (Continued)

Loan Modifications
The Company may amend or modify a loan depending on the loan’s specific facts and circumstances, which are disclosable under ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”). Such modifications generally provide borrowers with additional time to refinance or sell the collateral property, interest payment adjustments, deferral of scheduled principal repayments, and/or adjustments or waivers of performance tests that are prerequisite to the extension of a loan maturity. Loan modifications that allow for the option to pay interest in-kind (“PIK”) result in the interest being capitalized and added to the outstanding principal balance of the respective loan. During the six months ended June 30, 2025, the Company entered into three loan modifications that require disclosure pursuant to ASC 326.
During the six months ended June 30, 2025, the Company modified a first mortgage loan collateralized by an office property into two distinct mortgage loans with a principal balance of $78.0 million (“Note A”) and $52.3 million (“Note B”). As of June 30, 2025, the loans had an aggregate carrying value of $129.9 million, representing approximately 4.1% of the Company’s first mortgage loans and were risk-rated 5. The loan modification extended the initial maturity date from January 7, 2025 to February 7, 2029, with two one-year extension options and allows for future funding advances up to an aggregate amount of $14.5 million. In addition, the variable interest rate on Note A was modified from 2.90% plus Term SOFR (as defined in the applicable loan documents) to a fixed interest rate of 5.0% through February 7, 2026, then 6.0% through the initial maturity date and allows for the accrual of PIK interest for any portion of the interest unable to be paid on a monthly basis due to insufficient cash flow. Note B is not subject to any interest payments, provided no event of default occurs as defined in the loan agreement. The Company received a $12.0 million repayment in connection with the loan modification. During the six months ended June 30, 2025, interest accrual was resumed on Note A, after previously being on nonaccrual status. The borrower elected to PIK $897,000 of interest during the six months ended June 30, 2025.
The Company modified a first mortgage loan collateralized by an office property during the six months ended June 30, 2025. As of June 30, 2025, the loan had a carrying value of $166.5 million, representing approximately 5.3% of the Company’s first mortgage loans and was risk-rated 4. The loan modification extended the initial maturity date from February 7, 2025, with two one-year extension options, to February 7, 2028, with one one-year extension option. The Company received a $10.0 million repayment in connection with the loan modification.
The Company modified a first mortgage loan and a contiguous mezzanine loan with principal balances of $57.2 million and $19.1 million, respectively, collateralized by two multifamily properties during the six months ended June 30, 2025. As of June 30, 2025, the loans had a combined carrying value of $76.0 million, representing approximately 2.4% of the Company’s first mortgage loans and were risk-rated 4. The loan modifications increased the minimum strike rate for the interest rate protection from 3.0% to 4.5% for each respective loan. In addition, during the year ended December 31, 2024, the borrower exercised a one-year extension option with a new maturity date of December 16, 2025 and paid down $4.7 million.
Other Modifications
While not required to be disclosed pursuant to ASU 2022-02 because the financial difficulty criteria was not met, the Company modified and restructured a first mortgage loan collateralized by a multifamily property during the six months ended June 30, 2025. As of June 30, 2025, the loan had a carrying value of $54.6 million, representing approximately 1.7% of the Company’s first mortgage loans and was risk rated 3. The loan modification restructured the loan amount from $72.0 million to $55.0 million, extended the initial maturity date from February 6, 2026 with one one-year extension option to March 6, 2028 with two one-year extension options, and modified the variable interest rate from 3.20% plus Term SOFR to 2.85% plus Term SOFR. The Company received a $15.9 million repayment in connection with the loan modification. The loan modification was accounted for as a new loan for GAAP purposes.
NOTE 9 — REPURCHASE FACILITIES, NOTES PAYABLE AND CREDIT FACILITIES
As of June 30, 2025, the Company had $3.0 billion of debt outstanding, including net deferred financing costs, with a weighted average years to maturity of 1.8 years and a weighted average interest rate of 5.4%. The weighted average years to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited) – (Continued)

The following table summarizes the debt balances as of June 30, 2025 and December 31, 2024, and the debt activity for the six months ended June 30, 2025 (in thousands):

		During the Six Months Ended June 30, 2025
	Balance as of December 31, 2024	Debt Issuances & Assumptions (1)	Repayments & Modifications	Amortization	Balance as of June 30, 2025
Notes payable – variable rate debt	$606,452	$—	$(147,253)	$—	$459,199
ABS mortgage notes	758,520	—	—	—	758,520
Credit facilities	124,500	30,000	(29,000)	—	125,500
Repurchase facilities	1,693,142	222,569	(222,001)	—	1,693,710
Total debt	3,182,614	252,569	(398,254)	—	3,036,929
Deferred costs – variable rate debt	(1,743)	(77)	314	311	(1,195)
Deferred costs – ABS mortgage notes	(10,582)	(17)	—	1,060	(9,539)
Total debt, net	$3,170,289	$252,475	$(397,940)	$1,371	$3,026,195
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
Notes Payable
As of June 30, 2025, the Company had $459.2 million of variable rate debt outstanding, the borrowings of which are financed through note on note financing arrangements with Massachusetts Mutual Life Insurance Company (“Mass Mutual” and such financing, the “Mass Mutual Financing”), Citibank, N.A. (“Citibank” and such financing, the “Citibank Financing”), and Barclays Bank PLC (“Barclays” and such financing, the “Barclays Financing”) to provide financing for the Company’s CRE mortgage loans (the “Note on Note Financing Arrangements”).
The following table is a summary of the Note on Note Financing Arrangements as of June 30, 2025 (dollar amounts in thousands):

Note on Note Financing Arrangement	Date of Agreement	Maturity Date	Remaining Extension Options (1)	Weighted Average Interest Rate	Loans Financed under Note on Note Financing	Amount Financed
Citibank (2)	6/16/2023	8/9/2025	2/1 yr.	5.6%	$85,931	$64,448
Barclays (2)	10/20/2023	8/9/2025	2/1 yr.	5.6%	152,368	114,276
Mass Mutual	3/16/2022	(3)	N/A	6.6%	393,990	280,475
Total					$632,289	$459,199
____________________________________
(1)Represents the number of extension options remaining and the term of each option. Such extension options are subject to certain conditions as set forth within each respective note on note financing agreement.
(2)Note on Note Financing Arrangement is held through CLR. Subsequent to June 30, 2025, the Company exercised one year extension options on the Note on Note Financing Arrangements resulting in maturity dates in August 2026.
(3)Borrowings under the Mass Mutual Financing mature on various dates from July 2027 through January 2028.
ABS Mortgage Notes
On July 28, 2021, the Company issued $774.0 million aggregate principal amount of asset backed securities (“ABS”) mortgage notes, Series 2021-1 (the “Class A Notes”) in six classes, as shown below:

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited) – (Continued)

Class of Notes	Initial Principal Balance	Principal Balance as of June 30, 2025	Note Rate	Anticipated Repayment Date	Rated Final Payment Date	Credit Rating (1)
A-1 (AAA)	$146,400,000	$140,208,000	2.09%	July 2028	July 2051	AAA (sf)
A-2 (AAA)	219,600,000	210,312,000	2.57%	July 2031	July 2051	AAA (sf)
A-3 (AA)	39,200,000	39,200,000	2.51%	July 2028	July 2051	AA (sf)
A-4 (AA)	58,800,000	58,800,000	3.04%	July 2031	July 2051	AA (sf)
A-5 (A)	124,000,000	124,000,000	2.91%	July 2028	July 2051	A (sf)
A-6 (A)	186,000,000	186,000,000	3.44%	July 2031	July 2051	A (sf)
	$774,000,000	$758,520,000
____________________________________
(1)Reflects credit rating from Standard & Poor’s Financial Services LLC (“Standard & Poor’s”).
The collateral pool for the Class A Notes is comprised of 169 of the Company’s double- and triple-net leased single tenant properties, together with the related leases and certain other rights and interests. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the Class A Notes was $1.0 billion. As of June 30, 2025, amounts outstanding on the Class A Notes totaled $758.5 million with a weighted average interest rate of 2.8%. The Company may prepay the Class A Notes in full on or after the payment date beginning in July 2026 for the Class A-1 (AAA) Notes, the Class A-3 (AA) Notes and the Class A-5 (A) Notes, and on or after the payment date in July 2028 for the Class A-2 (AAA) Notes, the Class A-4 (AA) Notes and the Class A-6 (A) Notes.
Credit Facilities
As of June 30, 2025, CMFT CL Lending Sub AB, LLC (the “Borrower”), an indirect wholly owned subsidiary of the Company, had a revolving loan and security agreement (the “Loan and Security Agreement”) with each of the lenders from time to time party thereto (the “Lenders”), Ally Bank as administrative agent and arranger (“Ally Bank”), U.S. Bank Trust Company, National Association, as the collateral custodian, and U.S. Bank National Association as the document custodian, which provides for borrowings in an aggregate principal amount up to $300.0 million (the “Loan Facility”), which may be increased during the revolving period (as defined below) to an aggregate principal amount up to $500.0 million as agreed to by the Borrower, any applicable Lender and Ally Bank.
Borrowings under the Loan and Security Agreement will bear interest equal to SOFR for the relevant interest period, plus an applicable rate. The applicable rate is 2.875% per annum (and an additional 2.00% per annum following an event of default under the Loan and Security Agreement). The revolving period began on February 10, 2023 and concludes on the day preceding the earlier to occur of (i) the scheduled revolving period end date of February 10, 2026, (ii) the date of the declaration of the revolving period end date upon the occurrence and continuation of an event of default, and (iii) the termination date. The termination date is the earlier to occur of (i) February 10, 2028 (two years after the revolving period end date) and (ii) the date of the declaration of the termination date or the date of the automatic occurrence of the termination date upon the occurrence and continuation of an event of default. As of June 30, 2025, the amounts borrowed and outstanding under the Loan Facility totaled $113.0 million at a weighted average interest rate of 7.2%.
CMFT Corporate Credit Securities, LLC, an indirect wholly-owned, bankruptcy-remote subsidiary of the Company, has a revolving credit and security agreement (the “Fourth Amended Credit and Security Agreement”) with the lenders from time to time parties thereto, Citibank, as administrative agent, CMFT Securities, as equityholder and as collateral manager, Citibank (acting through its Agency & Trust division), as both a collateral agent and as a collateral custodian, and Virtus Group, LP, as collateral administrator. The Fourth Amended Credit and Security Agreement provides for available borrowings under the revolving credit facility up to an aggregate principal amount of $18.0 million (the “Credit Securities Revolver”). The Credit Securities Revolver may be increased from time to time pursuant to the Fourth Amended Credit and Security Agreement. As of June 30, 2025, the amounts borrowed and outstanding under the Credit Securities Revolver totaled $12.5 million at a weighted average interest rate of 7.1%.
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
June 30, 2025 (Unaudited) – (Continued)

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
The Company believes it was in compliance with the financial covenants under the Company’s various fixed and variable rate debt agreements, as of June 30, 2025.
Repurchase Facilities
As of June 30, 2025, indirectly owned subsidiaries of the Company (individually, a “Lending Sub”, and collectively, the “Lending Subs”), had Master Repurchase Agreements with Citibank, Barclays, Wells Fargo Bank, N.A. (“Wells Fargo”), Deutsche Bank AG (“Deutsche Bank”), and J.P. Morgan Securities LLC (“J.P. Morgan”) (collectively, the “Repurchase Agreements”) to provide financing primarily through each bank’s purchase of the Company’s CRE mortgage loans and CMBS and future funding advances (the “Repurchase Facilities”).
The following table is a summary of the Repurchase Facilities as of June 30, 2025 (dollar amounts in thousands):

Repurchase Facility	Date of Agreement	Maturity Date	Remaining Extension Options (1)	Maximum Facility Size		Weighted Average Interest Rate		Loans Financed under Repurchase Facility (2)	Amount Financed
Citibank	6/4/2020	3/5/2027	2/1 yr.	$47,813		6.9%	(3)	$80,334	$47,813
Citibank (4)	12/19/2023	12/19/2025	3/1 yr.	579,515		6.1%	(3)	545,520	414,731
Barclays	9/21/2020	9/22/2025	2/1 yr.	558,947		6.2%	(3)	700,396	378,334
Barclays (4)	12/4/2023	12/4/2026	2/1 yr.	691,053		6.3%	(3)	179,083	129,844
Wells Fargo	5/20/2021	8/30/2025	2/1 yr.	750,000		6.1%	(3)	737,423	512,005
Deutsche Bank (4)	10/8/2021	10/8/2025	2/1 yr.	300,000		7.0%	(3)	166,536	99,913
J.P. Morgan (4)	6/1/2022	(5)	(5)	—	(5)	5.6%	(6)	195,278	111,070
Total				$2,927,328				$2,604,570	$1,693,710
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
(3)Advances under the Repurchase Agreements accrue interest at per annum rates based on Term SOFR (as such term is defined in the applicable Repurchase Agreement) or the daily compounded SOFR plus a spread ranging from 1.30% to 3.00% to be determined on a case-by-case basis between Citibank, Barclays, Wells Fargo or Deutsche Bank and the Lending Subs.
(4)Repurchase facility is held through CLR.
(5)Facilities under the repurchase facility with J.P. Morgan (“J.P. Morgan Repurchase Facility”) carry a rolling term which is reset monthly. Such facilities carry no maximum facility size.
(6)Under the Master Repurchase Agreement with J.P. Morgan, advances under the repurchase agreement may be made based on one-month Term SOFR plus a spread designated by J.P. Morgan, which as of June 30, 2025, ranges from 1.10% to 1.45%.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited) – (Continued)

The Repurchase Agreements provide for agreements by each of Citibank, Barclays, Wells Fargo, Deutsche Bank and J.P. Morgan to re-sell such purchased CRE mortgage loans and CMBS back to Lending Subs at a certain future date or upon demand.
In connection with certain of the Repurchase Agreements, the Company (as the guarantor) entered into guaranties with Citibank, Barclays, Wells Fargo, and Deutsche Bank (the “Initial Guaranties”), under which the Company agreed to guarantee up to 25% of the obligations of the applicable Lending Sub under certain Repurchase Agreements. In addition, in connection with certain of the Repurchase Agreements, the Company (as the “Initial Guarantor”) and CLR (as a “Replacement Guarantor” and together with the Initial Guarantor, the “Guarantors”) entered into or amended guaranties with Citibank, Barclays and Deutsche Bank during the year ended December 31, 2023 (the “2023 Guaranties”, and together with the Initial Guaranties, the “Guaranties”), on a joint and several basis until the satisfaction of certain conditions as set forth in the guaranties, at which point the Replacement Guarantor will become the sole guarantor under the guaranty (the “Guarantor Replacement Event”). Under the 2023 Guaranties, the Initial Guarantor and the Replacement Guarantors agreed to guarantee the respective Lending Subs’ obligations under the applicable Repurchase Agreements. Additionally, during the six months ended June 30, 2025, in connection with the J.P. Morgan Repurchase Facility, the Company and CLR (as the guarantors) entered into a guaranty with J.P. Morgan, under which the Company and CLR agreed to guarantee the obligations of the Lending Sub under the Repurchase Agreement with J.P. Morgan on a joint and several basis until the Company is permitted to be removed as a guarantor upon the satisfaction of certain conditions set forth in the guaranty, leaving CLR as the sole guarantor under the guaranty with J.P. Morgan.
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
The Company believes it was in compliance with the financial covenants under the Repurchase Agreements as of June 30, 2025.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited) – (Continued)

The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt subsequent to June 30, 2025 (in thousands):

Principal Repayments
Remainder of 2025	$1,694,778
2026	129,844
2027	294,948
2028	462,248
2029	—
Thereafter	455,111
Total	$3,036,929
NOTE 10 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation and claims. The Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or of which the Company’s properties are the subject.
Unfunded Commitments
As of June 30, 2025, the Company had $191.0 million of unfunded loan commitments related to its existing CRE loans held-for-investment and corporate senior loans, and $47.6 million of unfunded commitments related to NewPoint JV. These commitments are not reflected in the accompanying condensed consolidated balance sheets. Current expected credit losses for unfunded or unsettled loan commitments are included in accrued expenses and accounts payable on the accompanying condensed consolidated balance sheets.
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
CMFT Securities has an investment advisory and management agreement dated May 12, 2025 (the “Investment Advisory and Management Agreement”) with the Investment Advisor. CMFT Securities was formed for the purpose of holding any securities investments and certain other investments made by the Company. The Investment Advisor, a wholly-owned subsidiary of CIM Group, is registered as an investment advisor under the Investment Advisers Act of 1940, as amended (the

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited) – (Continued)

“Advisers Act”). Pursuant to the Investment Advisory and Management Agreement, the Investment Advisor manages the day-to-day business affairs of CMFT Securities and its investments in corporate credit and real estate-related securities (collectively, the “Managed Assets”), subject to the supervision of the Board. In connection with the services provided by the Investment Advisor, CMFT Securities pays the Investment Advisor an investment advisory fee (the “Investment Advisory Fee”), payable quarterly in arrears, equal to 1.50% per annum (0.375% per quarter) of CMFT Securities’ Equity (as defined in the Investment Advisory and Management Agreement). Because the Managed Assets are excluded from the calculation of management fees payable by the Company to CMFT Management pursuant to the Management Agreement, the total management and advisory fees payable by the Company to its external advisors are not increased as a result of the Investment Advisory and Management Agreement.
In addition, the Investment Advisor has a sub-advisory agreement dated December 6, 2019 (the “Sub-Advisory Agreement”) with OFS Capital Management, LLC (the “Sub-Advisor”) to act as an investment sub-advisor to CMFT Securities. The Sub-Advisor is registered as an investment adviser under the Advisers Act and is an affiliate of the Investment Advisor. The Sub-Advisor principally provides investment management services with respect to the corporate credit-related securities held by CMFT Securities and its subsidiaries. The Sub-Advisor may allocate a portion of these corporate credit-related securities to its other clients, including affiliates of CIM Group. On a quarterly basis, the Investment Advisor designates 50% (or 25% if related to CMBS) of the sum of the Investment Advisory Fee and incentive compensation attributable to the assets for which the Sub-Advisor has provided investment management services payable to the Investment Advisor as sub-advisory fees.
CMFT Management is entitled to receive incentive compensation, payable with respect to each quarter, which is generally equal to the excess of (a) the product of (i) 20% and (ii) the excess of (A) Core Earnings (as defined in the Management Agreement) of the Company for the previous 12-month period, over (B) the product of (1) the Company’s Consolidated Equity (as defined in the Management Agreement) in the previous 12-month period, and (2) 7% per annum, over (b) the sum of any incentive compensation paid to CMFT Management with respect to the first three calendar quarters of such previous 12-month period (or such lesser number of completed calendar quarters preceding the applicable period, if applicable). During the three and six months ended June 30, 2025 and 2024, no incentive compensation fees were incurred.
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
June 30, 2025 (Unaudited) – (Continued)

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
The Company and CMFT Management have entered into an agreement (the “Offset Agreement”) whereby, (i) for so long as CMFT Management is the external manager of the Company and an affiliate of CIM Group, the Company’s management fee payable to CMFT Management will be reduced by the Company’s proportional share, based on its ownership of CLR, of the base management fee and performance fee payable to CMFT Management by CLR, and (ii) if the Management Agreement and either or both of the CLR Advisory Agreements are simultaneously terminated without cause, the termination fee payable by the Company to CMFT Management or the Investment Advisor, as applicable, under the applicable CLR Advisory Agreement shall be reduced by the Company’s proportional share, based on its ownership of CLR, of the termination fee payable to CMFT Management or the Investment Advisor by CLR under the applicable CLR Advisory Agreement, such that, in each case, the Company will not pay more fees than would otherwise be payable under its Management Agreement or Investment Advisory and Management Agreement, as applicable. The Offset Agreement also provides that CMFT Management will reimburse to the Company 50% of the organization and offering expenses paid by the Company for CLR, which reimbursement may be paid as a reduction in the management fee payable to CMFT Management under the Management Agreement. Organization and offering expenses is defined in the CLR Management Agreement as any and all costs and expenses incurred by or on behalf of CLR in connection with the formation of CLR and the marketing and distribution of its common shares of beneficial interest. During the six months ended June 30, 2025, the Company did not receive any reimbursements from CMFT Management for organization and offering expenses paid by the Company for CLR.
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
Guaranties
From time to time, the Company guarantees certain of CLR’s indebtedness, as discussed further in Note 9 — Repurchase Facilities, Notes Payable and Credit Facilities.
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
June 30, 2025 (Unaudited) – (Continued)

The Company recorded fees and expense reimbursements as shown in the table below for services provided by CMFT Management or its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Management fees	$11,688	$12,613	$23,411	$25,304
Expense reimbursements to related parties	$3,411	$3,726	$6,414	$6,719
Due to Affiliates
Of the amounts shown above, $12.9 million and $14.3 million had been incurred, but not yet paid, for services provided by CMFT Management or its affiliates in connection with the management and operating activities during the six months ended June 30, 2025 and 2024, respectively, and such amounts were recorded as liabilities of the Company as of such dates.
The following table details the components of due to affiliates as of June 30, 2025 (in thousands):

	June 30, 2025	December 31, 2024
Accrued management fees	$11,629	$12,172
Accrued expense reimbursement to related parties	1,282	1,497
Total due to affiliates	$12,911	$13,669
Development and Property Management Agreements
On January 7, 2021, the Company completed foreclosure proceedings to take control of the assets which previously secured its mezzanine loans, including 75 condominium units and 21 rental units across four buildings in New York. Upon foreclosure, and with the approval of the Board’s former valuation, compensation and affiliate transactions committee, CIM NY Management, LLC, an affiliate of the Company’s manager, CMFT Management, entered into a Development Management Agreement with the indirect wholly owned subsidiaries of the Company that own each of the four buildings (the “Building Owners”), wherein CIM NY Management, LLC will act as project manager in overseeing the development and construction of property improvements in accordance with each respective Development Management Agreement (the “Development Services”). In consideration for the Development Services, CIM NY Management, LLC will receive a development management fee from the Building Owners equal to 4% of the aggregate gross project costs expended during the term of the Development Management Agreement, subject to the conditions in each respective Development Management Agreement. During the six months ended June 30, 2025 and 2024, the Company recorded $312,000 and $413,000, respectively, in development management fees. Additionally, CIM NY Management, LLC is reimbursed by the Building Owners for expenses incurred in connection with the Development Services, including services provided that are incidental to but not part of the Development Services. The Development Management Agreement shall remain in effect until the project completion date and is terminable by either party with fifteen days prior notice to the other party, with or without cause.
Additionally, on January 9, 2025, the Company took control of an office building in McLean, Virginia, through a deed-in-lieu of foreclosure, which previously secured one of its first mortgage loans, as discussed in Note 4 — Real Estate Assets. Upon taking control of the asset, and with the approval of the Board, CIM Management, Inc. (“CIM Management”), an affiliate of the Company’s manager, CMFT Management, entered into a Property Management and Services Agreement with the indirect wholly owned subsidiaries of the Company that own the office building (the “Office Building Owners”), wherein CIM Management will act as a property manager and property co-manager, as applicable, in overseeing the property’s day to day operations and as project manager in overseeing the development and construction of property improvements in accordance with the Property Management and Services Agreement (the “Management and Development Services”). In consideration for the Management and Development Services, CIM Management will receive a property management fee from the Office Building Owners equal to 1.5% of the operating receipts, as defined in the Property Management and Services Agreement, received by the Office Building Owners from operating the property, subject to the conditions set forth in the Property Management and Services Agreement. Additionally in consideration for the Management and Development Services, CIM Management will receive a development management fee from the Building Owners equal to 4% of the aggregate gross project costs expended during the term of the Development Management Agreement, subject to the conditions set forth in the Development Management Agreement. Additionally, CIM Management is reimbursed by the Office Building Owners for expenses incurred in connection with the Management and Development Services, including services provided that are incidental to but not part of the Management and Development Services. The Property Management and Services Agreement

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited) – (Continued)

shall remain in effect until the Office Building Owners sell all or substantially all of the property and is terminable by either party with fifteen days prior notice to the other party, with or without cause.
Investments with Affiliates of the Manager
In September 2021, the Company co-invested $68.4 million in preferred units and $138.8 million in a first mortgage loan to a third-party for the purchase of a multi-family, office and retail building in Fort Lauderdale, Florida with CIM Real Assets & Credit Fund, a fund that is advised by affiliates of CMFT Management (“CIM RACR”). The Company redeemed its investment in the preferred units during the year ended December 31, 2022 in exchange for an investment in a first mortgage loan. As of June 30, 2025, $199.9 million of the first mortgage loan was outstanding.
In October 2021, the Company invested in a $130.0 million first mortgage loan, with an initial advance of $119.0 million, to a third-party, the proceeds of which were used to finance the acquisition of a property from a fund that is advised by an affiliate of CMFT Management. As of June 30, 2025, $98.0 million of the first mortgage loan was outstanding.
In November 2021, the Company entered into the Unconsolidated Joint Venture (the “MT-FT JV”) with CMMT Holdings, LLC, a fund that is advised by an affiliate of CMFT Management, for the purposes of investing in the NewPoint JV. As of June 30, 2025, the Company owned approximately 50% of the equity interests of the MT-FT JV and has committed to fund capital to the MT-FT JV up to $212.5 million, of which $164.9 million has been funded, net of $97.7 million returned to the Company that can be called back by NewPoint JV through NP JV Holdings as a capital call on a future date. For more information on the NewPoint JV, see Note 2 — Summary of Significant Accounting Policies and Note 6 — Investment in Unconsolidated Entities.
In December 2021, the Company invested in a $155.0 million first mortgage loan, with an initial advance of $154.0 million, to a third-party, the proceeds of which were used to finance the acquisition of a property from a fund that is advised by an affiliate of CMFT Management. As of June 30, 2025, $155.0 million of the first mortgage loan was outstanding.
In April 2022, the Company invested in a $147.0 million first mortgage loan, with an initial advance of $143.0 million, to a third-party, which was previously funded by a fund that is advised by an affiliate of CMFT Management. During the six months ended June 30, 2025, the Company sold the first mortgage loan to its consolidated subsidiary, CLR, for $120.0 million. As of June 30, 2025, $120.0 million of the first mortgage loan was outstanding.
During the six months ended June 30, 2025, the Company and CIM RACR co-invested $13.0 million and $1.6 million, respectively, in three corporate senior loans to a third-party. As of June 30, 2025, the Company and CIM RACR were co-invested in 11 corporate senior loans with an outstanding balance of $154.5 million. The Sub-Advisor provided investment management services related to these corporate senior loans pursuant to the Sub-Advisory Agreement.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited) – (Continued)

NOTE 13 — STOCKHOLDERS’ EQUITY
Equity-Based Compensation
On April 27, 2022, the Board and the compensation committee of the Board approved the Amended and Restated CIM Real Estate Finance Trust, Inc. 2022 Equity Incentive Plan (the “2022 Plan”) and the 2022 Plan was approved by the Company’s stockholders at the Company’s 2022 Annual Meeting of Stockholders held on July 12, 2022. Awards that are granted on or after the effective date of the 2022 Plan are subject to the terms and provisions of the 2022 Plan. The total number of shares of Company common stock reserved and available for issuance under the 2022 Plan at any time during the term of the 2022 Plan is 250,000 shares, and awards of approximately 61,000 shares of common stock are available for future grant at June 30, 2025. Under the 2022 Plan, the Board or the compensation committee of the Board has the authority to grant certain awards to employees, non-employee directors, and consultants or advisors of the Company, including stock option awards, restricted stock awards or deferred stock awards, which awards will further align such persons’ interests with the interests of the Company’s stockholders. The Board or the compensation committee of the Board also has the authority to determine the terms of any award granted pursuant to the 2022 Plan, including vesting schedules, restrictions and acceleration of any restrictions. The 2022 Plan may be amended or terminated by the Board or the compensation committee of the Board at any time, subject to the right of the Company’s stockholders to approve certain amendments.
On January 9, 2024, the compensation committee of the Board approved and adopted the CIM Real Estate Finance Trust, Inc. 2024 Manager Equity Incentive Plan (the “Manager Plan”) and the Manager Plan was approved by the Company’s stockholders at the Company’s 2024 Annual Meeting of Stockholders held on July 11, 2024. The Manager Plan provides for the grant of non-qualified stock options, restricted stock awards, restricted stock unit awards, and stock appreciation right awards, and dividend equivalents, to eligible named executive officers (as defined in Item 402 of Regulation S-K) of the Company or to CMFT Management, which in turn will transfer such incentives to employees, advisors, or consultants of CMFT Management and its affiliates who provide services to CMFT Management or its affiliates in support of the Company and its subsidiaries. The maximum number of shares of common stock of the Company that may be subject to awards granted under the Manager Plan is 12,000,000 shares. As of June 30, 2025, there were approximately 6.4 million shares remaining that may be subject to awards granted under the Manager Plan. The Manager Plan will expire on January 9, 2034, unless terminated earlier by the Board or the compensation committee.
The following tables summarize the (i) non-vested shares of restricted stock and restricted stock units and (ii) vesting schedule of shares of restricted stock and restricted stock units for the Company’s directors, officers and employees of the Manager as of June 30, 2025 (dollar amounts in thousands):

	Restricted Stock Grants (2022 Plan)	Restricted Stock Units (Manager Plan) (1)	Grant Date Fair Value (2)
Outstanding as of January 1, 2025	39,409	2,611,361
Granted	9,852	—	$60
Vested	—	—	N/A
Forfeited	—	—	N/A
Outstanding as of March 31, 2025	49,261	2,611,361
Granted	—	2,186,565	$11,414
Vested	—	(364,378)	N/A
Forfeited	—	—	N/A
Outstanding as of June 30, 2025	49,261	4,433,548
____________________________________
(1)Each restricted stock unit represents a contingent right to receive one share of the Company’s common stock, payable 50% in the Company’s common stock and 50% in the cash value thereof.
(2)The fair value of the Company’s share awards is determined using the Company’s per share NAV on the date of grant.
Compensation expense related to the restricted shares and restricted stock units are recognized over the vesting period. The Company recorded compensation expense of $2.4 million and $3.8 million for the three and six months ended June 30, 2025, respectively, and $1.3 million and $2.7 million for the three and six months ended June 30, 2024, respectively, related to the

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited) – (Continued)

restricted shares and restricted stock units, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. As of June 30, 2025, there was $20.4 million of total unrecognized compensation expense related to these restricted shares and restricted stock units, which will be recognized ratably over the remaining respective periods of service.
Below is a summary of restricted stock and restricted stock units vesting dates as of June 30, 2025:

	Restricted Stock Grants (2022 Plan)	Restricted Stock Units (Manager Plan)
Vesting Year
Remainder of 2025	49,261	759,113
2026	—	1,852,347
2027	—	1,093,234
2028	—	728,854
Total	49,261	4,433,548
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
As of June 30, 2025, the Company’s leases had a weighted-average remaining term of 9.1 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As of June 30, 2025, the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, was as follows (in thousands):

Future Minimum Rental Income
Remainder of 2025	$52,073
2026	102,342
2027	103,152
2028	100,602
2029	98,582
Thereafter	581,303
Total	$1,038,054
A certain amount of the Company’s rental and other property income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the three and six months ended June 30, 2025 and 2024, the amount of the contingent rent earned by the Company was not significant.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited) – (Continued)

Rental and other property income during the three and six months ended June 30, 2025 and 2024 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fixed rental and other property income (1)	$26,621	$21,897	$53,209	$44,588
Variable rental and other property income (2)	2,558	1,665	4,778	3,548
Total rental and other property income	$29,179	$23,562	$57,987	$48,136
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
The Company has one property subject to a non-cancelable operating ground lease with a remaining term of 8.2 years, with a lease liability (in deferred rental income and other liabilities) and a related right-of-use (“ROU”) asset (in prepaid expenses and other assets) of $1.7 million in the condensed consolidated balance sheets. The lease liability and ROU asset were initially measured at the present value of the future minimum lease payments using a discount rate of 4.3%. This reflects the Company’s incremental borrowing rate, which was calculated based on the interest rate the Company would incur to borrow on a fully collateralized basis over a term similar to the lease.
The Company recognized $63,000 and $125,000 of ground lease expense during the three and six months ended June 30, 2025, respectively, of which $61,000 and $121,000, respectively, was paid in cash during the period it was recognized. As of June 30, 2025, the Company’s scheduled future minimum rental payments related to its operating ground lease is approximately $125,000 for the remainder of 2025, $250,000 annually for 2026 through 2030, and $667,000 thereafter through the maturity date of the lease in August 2033.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited) – (Continued)

The following tables present segment reporting for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Real Estate	Credit	Corporate/Other (1)	Company Total
Three Months Ended June 30, 2025
Revenues:
Rental and other property income	$29,179	$—	$—	$29,179
Interest income	—	78,011	—	78,011
Total revenues	29,179	78,011	—	107,190
Expenses:
General and administrative	60	639	6,450	7,149
Interest expense, net	5,885	38,953	—	44,838
Property operating	2,830	—	1,605	4,435
Real estate tax	1,253	—	65	1,318
Expense reimbursements to related parties	—	—	3,411	3,411
Management fees	2,376	9,312	—	11,688
Transaction-related	61	—	23	84
Depreciation and amortization	9,770	—	—	9,770
Real estate impairment	648	—	—	648
Increase in provision for credit losses	—	5,201	—	5,201
Total expenses	22,883	54,105	11,554	88,542
Other income (expense):
Gain on disposition of real estate and condominium developments, net	—	—	4,044	4,044
Gain on investment in unconsolidated entities	—	2,911	—	2,911
Unrealized loss on equity securities	—	(2,110)	—	(2,110)
Other income, net	18	769	935	1,722
Total other income	18	1,570	4,979	6,567
Segment net income (loss)	$6,314	$25,476	$(6,575)	$25,215
Net income allocated to non-controlling interest	—	23	—	23
Segment net income (loss) attributable to the Company	$6,314	$25,453	$(6,575)	$25,192
Total assets as of June 30, 2025	$1,026,587	$3,860,787	$156,836	$5,044,210
__________________________________
(1)Includes condominium and rental units acquired via foreclosure during the year ended December 31, 2021.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited) – (Continued)

	Real Estate	Credit	Corporate/Other (1)	Company Total
Six Months Ended June 30, 2025
Revenues:
Rental and other property income	$57,919	$—	$68	$57,987
Interest income	—	155,607	—	155,607
Total revenues	57,919	155,607	68	213,594
Expenses:
General and administrative	127	1,318	11,319	12,764
Interest expense, net	11,706	78,382	—	90,088
Property operating	4,473	—	2,427	6,900
Real estate tax	2,139	—	183	2,322
Expense reimbursements to related parties	—	—	6,414	6,414
Management fees	4,672	18,739	—	23,411
Transaction-related	114	—	29	143
Depreciation and amortization	18,598	—	—	18,598
Real estate impairment	7,674	—	—	7,674
Increase in provision for credit losses	—	66,978	—	66,978
Total expenses	49,503	165,417	20,372	235,292
Other income (expense):
Gain on disposition of real estate and condominium developments, net	411	—	5,185	5,596
Gain on investment in unconsolidated entities	—	3,922	—	3,922
Unrealized gain on equity securities	—	1,190	—	1,190
Other income, net	59	1,451	1,821	3,331
Total other income	470	6,563	7,006	14,039
Segment net income (loss)	$8,886	$(3,247)	$(13,298)	$(7,659)
Net income allocated to non-controlling interest	—	32	—	32
Segment net income (loss) attributable to the Company	$8,886	$(3,279)	$(13,298)	$(7,691)
Total assets as of June 30, 2025	$1,026,587	$3,860,787	$156,836	$5,044,210
__________________________________
(1)Includes condominium and rental units acquired via foreclosure during the year ended December 31, 2021.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited) – (Continued)

	Real Estate	Credit	Corporate/Other (1)	Company Total
Three Months Ended June 30, 2024
Revenues:
Rental and other property income	$23,492	$—	$70	$23,562
Interest income	—	98,309	—	98,309
Total revenues	23,492	98,309	70	121,871
Expenses:
General and administrative	117	956	5,038	6,111
Interest expense, net	5,811	58,126	—	63,937
Property operating	765	—	1,558	2,323
Real estate tax	833	—	340	1,173
Expense reimbursements to related parties	—	—	3,726	3,726
Management fees	2,034	10,579	—	12,613
Transaction-related	—	6	—	6
Depreciation and amortization	8,397	—	—	8,397
Real estate impairment	51,469	—	5,463	56,932
Increase in provision for credit losses	—	216,898	—	216,898
Total expenses	69,426	286,565	16,125	372,116
Other income (expense):
Gain on disposition of real estate and condominium developments, net	—	—	2,468	2,468
Gain on investment in unconsolidated entities	—	2,742	—	2,742
Unrealized loss on equity security	—	(4,229)	—	(4,229)
Other income, net	80	2,175	1,208	3,463
Total other income	80	688	3,676	4,444
Segment net loss	$(45,854)	$(187,568)	$(12,379)	$(245,801)
Total assets as of June 30, 2024	$1,033,875	$4,647,726	$228,329	$5,909,930
__________________________________
(1)Includes condominium and rental units acquired via foreclosure during the year ended December 31, 2021.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited) – (Continued)

	Real Estate	Credit	Corporate/Other (1)	Company Total
Six Months Ended June 30, 2024
Revenues:
Rental and other property income	$47,949	$—	$187	$48,136
Interest income	—	208,164	—	208,164
Total revenues	47,949	208,164	187	256,300
Expenses:
General and administrative	245	2,003	10,013	12,261
Interest expense, net	11,622	117,891	—	129,513
Property operating	1,826	—	4,504	6,330
Real estate tax	1,874	—	577	2,451
Expense reimbursements to related parties	—	—	6,719	6,719
Management fees	4,172	21,132	—	25,304
Transaction-related	—	18	48	66
Depreciation and amortization	16,939	—	—	16,939
Real estate impairment	51,469	—	5,463	56,932
Increase in provision for credit losses	—	284,015	—	284,015
Total expenses	88,147	425,059	27,324	540,530
Other income (expense):
Gain on disposition of real estate and condominium developments, net	—	—	3,250	3,250
Gain on investment in unconsolidated entities	—	5,267	—	5,267
Unrealized loss on equity security	—	(15,642)	—	(15,642)
Other income, net	148	4,381	2,483	7,012
Total other income (expense)	148	(5,994)	5,733	(113)
Segment net loss	$(40,050)	$(222,889)	$(21,404)	$(284,343)
Total assets as of June 30, 2024	$1,033,875	$4,647,726	$228,329	$5,909,930
__________________________________
(1)Includes condominium and rental units acquired via foreclosure during the year ended December 31, 2021.
NOTE 16 — SUBSEQUENT EVENTS
Redemption of Shares of Common Stock
Subsequent to June 30, 2025, the Company redeemed approximately 1.4 million shares for $7.7 million (at an average redemption price of $5.24 per share). The remaining redemption requests received during the three months ended June 30, 2025 totaling approximately 43.4 million shares went unfulfilled.
Investment, Acquisition and Disposition Activity
Subsequent to June 30, 2025, the Company’s investment, acquisition and disposition activity included the following:
•Acquired 10 properties for an aggregate purchase price of $19.8 million. The Company has not completed its initial purchase price allocation with respect to these properties and therefore cannot provide similar disclosures to those included in Note 4 — Real Estate Assets in these condensed consolidated financial statements.
•Disposed of condominium units for an aggregate gross sales price of $6.5 million, resulting in net proceeds of $6.0 million after closing costs and a gain of approximately $543,000.
•Settled $17.2 million on the sale of two CMBS and $11.3 million on the purchase of one corporate senior loan.
•Funded an aggregate amount of $8.1 million to eight of the Company’s first mortgage loans, received $5.5 million of principal repayments on one of the Company’s first mortgage loans, and a full payoff of $65.0 million on one of the Company’s first mortgage loans.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025 (Unaudited) – (Continued)

Financing Activity
•Repaid $80.0 million of borrowings under the repurchase facilities with Barclays, J.P. Morgan and Citibank, $2.6 million of borrowings under the note on note financing arrangement with Barclays, and $1.5 million of borrowings under the note on note financing arrangement with Citibank, all of which are held through CLR.
•Borrowed $17.0 million under the Loan Facility with Ally Bank.
•Extended the maturity dates of the Note on Note Financing Arrangements with Citibank and Barclays from August 2025 to August 2026.

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
As of June 30, 2025, our loan portfolio consisted of 73 loans with a net book value of $3.2 billion, and 20 investments in real estate-related securities and other of $295.2 million. The Company conducts and expects to continue to conduct its commercial real estate lending business through CLR, a Maryland statutory trust and subsidiary of the Company which we expect to be taxed as a REIT for U.S. federal income tax purposes. As of June 30, 2025, CLR holds a diversified portfolio of approximately $1.5 billion which includes first mortgage loans with a net book value of $1.1 billion, CMBS with an estimated fair value of $195.3 million, and an investment in the Unconsolidated Joint Venture with a carrying value of $155.4 million.
As of June 30, 2025, we owned 185 properties, which consisted of 172 retail properties, nine office properties, and four industrial properties, representing 25 industry sectors and comprising approximately 6.6 million rentable square feet of commercial space located in 36 states, with a net book value of $1.1 billion. As of June 30, 2025, we owned condominium developments with a net book value of $33.3 million.
During the six months ended June 30, 2025, we disposed of four properties encompassing approximately 59,000 gross rentable square feet and 11 condominium units for a total consideration of $66.0 million, as further discussed in Note 4 — Real Estate Assets to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Our operating results and cash flows are primarily influenced by interest income from our credit investments, rental and other property income from our commercial properties, interest expense on our indebtedness and credit investments and other operating expenses. In general, our business model is such that rising interest rates will correlate to increases in our net income, while declining interest rates will correlate to decreases in our net income. As of June 30, 2025, 91.1% of our CMBS and loans held-for-investment by carrying value earned a floating rate of interest, indexed to SOFR, and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. CMFT Management reviews our investment portfolio and is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary. In addition, as 94.9% of our rentable square feet was under lease, including any month-to-month agreements, as of June 30, 2025, with a weighted average remaining lease term of 9.1 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our manager regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, any available credit rating agency reports on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If our manager identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
Macroeconomic Environment
The six months ended June 30, 2025 have been characterized by a mix of positive and challenging developments leading to continued volatility in global markets. Investor concerns over inflation, higher interest rates, slowing economic growth, uncertainty around the impacts of imposed tariffs, political and regulatory uncertainty and geopolitical conditions have persisted.
Heightened inflation caused the Federal Reserve to raise interest rates in 2022 and 2023. Although the majority of our business model is such that elevated interest rates will, all else being equal, correlate to increases in our net income, increases in interest rates may adversely affect the ability of our existing borrowers to pay debt service, tenants and property values of our own portfolio and the assets that serve as collateral for our loans. The Federal Reserve began to decrease interest rates in the second half of 2024 and has indicated that it may continue to decrease interest rates in 2025, though rates have been held steady so far this year. In a period of declining interest rates, our interest income on floating-rate investments may generally decrease, subject to the impact of interest rate floors in our investment portfolio.

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

Operating Highlights and Key Performance Indicators
Activity from January 1, 2025 through June 30, 2025
Operating Results:
•Net loss attributable to the Company of $7.7 million, or $0.02 per share.
•Redeemed 3.6 million shares under the share redemption program for $20.5 million at an average price of $5.67 per share.
•Declared aggregate distributions of $0.17 per share.
Credit Portfolio Activity:
•Originated $178.6 million first mortgage loans, $55.0 million of which was a result of a loan modification.
•Funded $42.6 million in existing first mortgage loans.
•Invested $1.3 million in liquid corporate senior loans and sold liquid corporate senior loans for an aggregate gross sales price of $4.8 million.
•Invested $73.5 million in corporate senior loans.
•Received principal repayments on loans held-for-investment of $261.5 million.
•Received repayments on CMBS of $2.7 million and sold CMBS for an aggregate gross sales price of $43.6 million.
•Received proceeds from the repayment of portfolio investments on the CLO subordinated note of $3.9 million.
•Funded an additional $24.3 million in NP JV Holdings.
Real Estate Portfolio Activity:
•Took control of assets securing two risk-rated 5 first mortgage loans, comprised of two office buildings, through deeds-in-lieu of foreclosure for an aggregate fair value of $151.0 million.
•Disposed of four properties for an aggregate sales price of $15.8 million.
•Disposed of 11 condominium units for an aggregate sales price of $50.2 million.
Financing Activity:
•Decreased total debt by $145.7 million, reducing our ratio of debt to total gross assets net of gross intangible lease liabilities to 61.2%.

Portfolio Information
The following table shows the net book value of our portfolio by investment type as of June 30, 2025 and 2024 (dollar amounts in thousands):

	As of June 30,
	2025			2024
	Asset Count	Net Book Value		Asset Count	Net Book Value
Loan Held-For-Investment
First mortgage loans	34	$3,168,597	68.1%	33	$3,652,970	69.5%
Liquid corporate senior loans	10	29,396	0.6%	159	342,351	6.5%
Corporate senior loans	29	317,231	6.8%	18	208,088	4.0%
Less: Current expected credit losses		(294,748)	(6.3)%		(409,750)	(7.8)%
Total loans held-for-investment and related receivables, net	73	3,220,476	69.2%	210	3,793,659	72.2%
Real Estate-Related Securities and Other
CMBS	15	421,992	9.1%	17	412,052	7.9%
CLO subordinated note	1	23,089	0.5%	—	—	—%
Equity securities	4	33,361	0.7%	4	32,418	0.6%
Less: Current expected credit losses		(183,287)	(3.9)%		(40,091)	(0.8)%
Total real estate-related securities and other, net	20	295,155	6.4%	21	404,379	7.7%
Real Estate
Total real estate assets and intangible lease liabilities, net	185	1,131,913	24.4%	190	1,057,173	20.1%
Total Investment Portfolio (1)(2)	278	$4,647,544	100.0%	421	$5,255,211	100.0%
____________________________________
(1)Table does not include our investment in the Unconsolidated Joint Venture, which had a carrying value of $165.5 million as of June 30, 2025, $155.4 million of which is held through CLR as of June 30, 2025.
(2)As of June 30, 2025, first mortgage loans with a net book value of $1.1 billion and CMBS with an estimated fair value of $195.3 million were held through CLR.
Credit Portfolio Information
The following table details overall statistics for our credit portfolio as of June 30, 2025 (dollar amounts in thousands):

	CRE Loans (1)(2)	Liquid Corporate Senior Loans	Real Estate-Related Securities and Other (2)	Corporate Senior Loans
Number of investments (3)	34	10	20	29
Principal balance	$3,183,247	$29,984	$546,669	$321,730
Net book value	$2,881,929	$26,650	$295,155	$311,897
Unfunded loan commitments	$156,859	$—	$—	$34,161
Weighted-average interest rate (4)(5)	7.4%	10.0%	7.7%	10.1%
Weighted-average maximum years to maturity(5)	2.4	3.5	5.2	3.3
____________________________________
(1)As of June 30, 2025, 91.1% of our loans by principal balance earned a floating rate of interest, primarily indexed to SOFR.
(2)Maximum maturity date assumes all extension options are exercised by the borrower and assumes all relevant conditions are met for such extensions; however, our loans and CMBS may be repaid prior to such date.
(3)Table does not include our investment in the Unconsolidated Joint Venture, which had a carrying value of $165.5 million as of June 30, 2025.
(4)The weighted-average interest rate for variable rate investments is based on the relevant floating benchmark plus a spread.

(5)Does not include the CLO subordinated note. As of June 30, 2025, the CLO subordinated note has an initial maturity date of July 2037 and an estimated effective yield of 15.2%.
Real Estate Portfolio Information
As of June 30, 2025, we owned 185 properties located in 36 states, the gross rentable square feet of which was 94.9% leased, including any month-to-month agreements, with a weighted average lease term remaining of 9.1 years. As of June 30, 2025, we had certain geographic and industry concentrations in our property holdings. As of June 30, 2025, we had properties located in California, Virginia, and Ohio which accounted for 17%, 14%, and 13%, respectively, of our 2025 annualized rental income. In addition, we had tenants in the health and personal care stores and manufacturing industries, which accounted for 12% and 10%, respectively, of our 2025 annualized rental income. During the six months ended June 30, 2025, we disposed of four properties for an aggregate gross sales price of $15.8 million as well as 11 condominium units for a gross sales price of $50.2 million.
The following table shows the property statistics of our real estate assets as of June 30, 2025 and 2024:

	As of June 30,
	2025	2024
Number of commercial properties	185	190
Rentable square feet (in thousands) (1)	6,557	5,965
Percentage of rentable square feet leased	94.9%	100.0%
Percentage of investment-grade tenants (2)	25.8%	35.7%
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
The following table summarizes our real estate acquisition activity during the three and six months ended June 30, 2025. No properties were acquired during the three and six months ended June 30, 2024.

	Three Months Ended June 30,	Six Months Ended June 30,
	2025	2025
Commercial properties acquired	—	2
Purchase price of acquired properties (in thousands)	$—	$151,043
Rentable square feet (in thousands)	—	795
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

The following table compares our summarized results of operations for the three and six months ended June 30, 2025 and 2024 by operating segment (amounts in thousands):

	For the Three Months Ended			For the Six Months Ended
	June 30, 2025	June 30, 2024	Change	June 30, 2025	June 30, 2024	Change
Revenues:
Credit Segment	$78,011	$98,309	$(20,298)	$155,607	$208,164	$(52,557)
Real Estate Segment	29,179	23,492	5,687	57,919	47,949	9,970
Corporate	—	70	(70)	68	187	(119)
	107,190	121,871	(14,681)	213,594	256,300	(42,706)
Expenses:
Credit Segment	54,105	286,565	(232,460)	165,417	425,059	(259,642)
Real Estate Segment	22,883	69,426	(46,543)	49,503	88,147	(38,644)
Corporate	11,554	16,125	(4,571)	20,372	27,324	(6,952)
	88,542	372,116	(283,574)	235,292	540,530	(305,238)
Other income (expense):
Credit Segment	1,570	688	882	6,563	(5,994)	12,557
Real Estate Segment	18	80	(62)	470	148	322
Corporate	4,979	3,676	1,303	7,006	5,733	1,273
	6,567	4,444	2,123	14,039	(113)	14,152
Net income (loss)	25,215	(245,801)	271,016	(7,659)	(284,343)	276,684
Net income allocated to non-controlling interest	23	—	23	32	—	32
Net income (loss) attributable to the Company	$25,192	$(245,801)	$270,993	$(7,691)	$(284,343)	$276,652
Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024
Credit Segment
Revenues
Our Credit segment revenues decreased $20.3 million for the three months ended June 30, 2025, as compared to the same period in 2024. The decrease was primarily due to a decrease in the overall size of our investment portfolio during the three months ended June 30, 2025 as compared to the same period in 2024. As of June 30, 2025, we held credit investments with an outstanding principal balance of $4.1 billion compared to credit investments with an outstanding principal balance of $4.8 billion as of June 30, 2024.
Expenses
Expenses for our Credit segment consist primarily of interest expense, management fees, increases (decreases) to our provision for credit losses, and general and administrative expenses. The decrease in our Credit segment expenses of $232.5 million for the three months ended June 30, 2025, as compared to the same period in 2024, was primarily due to a $211.7 million decrease in provision for credit losses during the three months ended June 30, 2025, as compared to the same period in 2024 due to a decrease in incremental asset-specific credit loss provisions on funded and unfunded commitments related to the Company’s first mortgage loans. The decrease was further driven by a $19.2 million decrease in interest expense, primarily due to decreased outstanding borrowings used to fund credit investments during the three months ended June 30, 2025 as compared to the same period in 2024.
Other Income
Other income for our Credit segment consists of gain on investment in unconsolidated entities, unrealized (loss) gain on equity securities, and dividend income from our equity securities. The increase in our Credit segment other income of $882,000 during the three months ended June 30, 2025, as compared to the same period in 2024, was primarily due to a $2.1 million decrease in unrealized loss on equity securities during the three months ended June 30, 2025, as compared to the same period in 2024. Furthermore, there was a $169,000 increase in gain on investment in unconsolidated entities during the three months ended June 30, 2025, as compared to the same period in 2024. The increase was partially offset by a $1.4 million decrease in other income, net during the three months ended June 30, 2025, as compared to the same period in 2024, primarily related to a

$2.0 million decrease in interest income generated by short-term liquid investments in cash and cash equivalents on the condensed consolidated balance sheets, which was partially offset by a $942,000 decrease in the loss on sale of liquid corporate senior loans during the three months ended June 30, 2025 as compared to the same period in 2024.
Real Estate Segment
Revenues
The increase in our Real Estate segment revenues of $5.7 million for the three months ended June 30, 2025, as compared to the same period in 2024, was primarily due to the addition of four properties subsequent to June 30, 2024. Refer to “Same Store Analysis” below for a further discussion of net operating income at our “same store properties”.
Expenses
The decrease in our Real Estate segment expenses of $46.5 million for the three months ended June 30, 2025, as compared to the same period in 2024, was primarily due to a decrease in impairment charges of $50.8 million for the three months ended June 30, 2025, as compared to the same period in 2024, as two properties were deemed to be impaired during the three months ended June 30, 2025, resulting in impairment charges of $648,000, as compared to seven properties impaired during the three months ended June 30, 2024, resulting in impairment charges of $51.5 million. The decrease in Real Estate segment expenses was partially offset by an increase in property operating expenses of $2.1 million driven by the acquisition of four properties subsequent to June 30, 2024. Refer to “Same Store Analysis” below for a further discussion of net operating income at our “same store properties”.
Other Income
Other income for our Real Estate segment, which primarily consists of gain on disposition of real estate, net, and other income, did not meaningfully change during the three months ended June 30, 2025, compared to the same period in 2024.
Corporate and Other
Revenues
During the three months ended June 30, 2025, we did not generate any corporate revenues, which primarily consists of rental income from our condominium and rental units acquired via foreclosure. There was no revenue generated as the Company has disposed of all rent stabilized condominium units as of June 30, 2025. The units that remained during the three months ended June 30, 2025 are under development.
Expenses
Our corporate expenses consist primarily of general and administrative expenses, expense reimbursements to related parties, interest expense, net related to our credit facilities, and property operating expenses related to our condominium and rental units acquired via foreclosure. The decrease in corporate expenses of $4.6 million during the three months ended June 30, 2025 was primarily due to no condominium-related impairment expense being recorded for the three months ended June 30, 2025 as compared to $5.5 million during the same period in 2024.
Other Income
The increase in corporate other income of $1.3 million during the three months ended June 30, 2025, as compared to the same period in 2024, was primarily due to a $1.6 million increase in gain on disposition of real estate and condominium developments, net, as a result of the disposition of six condominium units resulting in a net gain of $4.0 million during the three months ended June 30, 2025, compared to the disposition of four condominium units resulting in a net gain of $2.5 million for the three months ended June 30, 2024.
Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024
Credit Segment
Revenues
Our Credit segment revenues decreased $52.6 million for the six months ended June 30, 2025, as compared to the same period in 2024. The decrease was primarily due to a decrease in the overall size of our investment portfolio during the six months ended June 30, 2025 as compared to the same period in 2024. As of June 30, 2025, we held credit investments with an outstanding principal balance of $4.1 billion compared to credit investments with an outstanding principal balance of $4.8 billion as of June 30, 2024.
Expenses
Expenses for our Credit segment consist primarily of interest expense, management fees, increases (decreases) to our provision for credit losses, and general and administrative expenses. The decrease in our Credit segment expenses of $259.6 million for the six months ended June 30, 2025, as compared to the same period in 2024, was primarily due to a $217.0 million decrease in provision for credit losses during the six months ended June 30, 2025, as compared to the same period in 2024 due to six first mortgage loans that were moved to a risk rating of 5 during the six months ended June 30, 2024, compared to no downgrades to a risk rating of 5 during the six months ended June 30, 2025. The decrease was further driven by a $39.5 million decrease in interest expense, primarily due to decreased outstanding borrowings used to fund credit investments during the six months ended June 30, 2025 as compared to the same period in 2024.
Other Income (Expense)
Other income for our Credit segment consists of gain on investment in unconsolidated entities, unrealized (loss) gain on equity securities, loss on debt extinguishment, along with dividend income from our equity securities. The increase in our Credit segment other income (expense) of $12.6 million during the six months ended June 30, 2025, as compared to the same period in 2024, was primarily due to a $1.2 million unrealized gain on equity securities during the six months ended June 30, 2025, as compared to a $15.6 million unrealized loss on equity securities for the same period in 2024. The increase was partially offset by a $2.9 million decrease in other income, net during the six months ended June 30, 2025, as compared to the same period in 2024, primarily related to a $2.9 million decrease in interest income generated by short-term liquid investments in cash and cash equivalents on the condensed consolidated balance sheets, during the six months ended June 30, 2025 as compared to the same period in 2024. The increase was further offset by a $1.3 million decrease in gain on investment in unconsolidated entities during the six months ended June 30, 2025, as compared to the same period in 2024.
Real Estate Segment
Revenues
The increase in our Real Estate segment revenues of $10.0 million for the six months ended June 30, 2025, as compared to the same period in 2024, was primarily due to the addition of four properties subsequent to June 30, 2024. Refer to “Same Store Analysis” below for a further discussion of net operating income at our “same store properties”.
Expenses
The decrease in our Real Estate segment expenses of $38.6 million for the six months ended June 30, 2025, as compared to the same period in 2024, was primarily due to a decrease in impairment charges of $43.8 million for the six months ended June 30, 2025, as compared to the same period in 2024, as three properties were deemed to be impaired during the six months ended June 30, 2025, resulting in impairment charges of $7.7 million, as compared to seven properties that were deemed to be impaired during the six months ended June 30, 2024, resulting in impairment charges of $51.5 million. The decrease in Real Estate segment expenses were partially offset by an increase in property operating expenses of $2.6 million driven by the acquisition of four properties subsequent to June 30, 2024. Refer to “Same Store Analysis” below for a further discussion of net operating income at our “same store properties”.
Other Income
Other income for our Real Estate segment primarily consists of gain on disposition of real estate, net, and other income. The increase in our Real Estate segment other income of $322,000 for the six months ended June 30, 2025, as compared to the same period in 2024, was primarily due to the disposition of four properties resulting in a net gain of $411,000 during the six months ended June 30, 2025, compared to the disposition of two properties resulting in no gain or loss during the six months ended June 30, 2024.

Corporate and Other
Revenues
Our corporate revenues, which consist primarily of rental income from our condominium and rental units acquired via foreclosure, decreased $119,000 during the six months ended June 30, 2025 as compared to the same period in 2024, due to the disposition of all condominium units not under development during the six months ended June 30, 2025.
Expenses
Our corporate expenses consist primarily of general and administrative expenses, expense reimbursements to related parties, interest expense, net related to our credit facilities, and property operating expenses related to our condominium and rental units acquired via foreclosure. The decrease in corporate expenses of $7.0 million during the six months ended June 30, 2025 as compared to the same period in 2024, was primarily due to no condominium-related impairment expense recorded during the six months ended June 30, 2025, as compared to $5.5 million during the same period in 2024. The decrease in corporate expenses was further driven by a decrease in property operating expenses of $2.1 million, due to decreased condominium-related legal expenses and miscellaneous condominium repairs and maintenance expense during the six months ended June 30, 2025 as compared to the same period in 2024.
Other Income
The increase in corporate other income of $1.3 million during the six months ended June 30, 2025 as compared to the same period in 2024, was primarily due to the disposition of 11 condominium units resulting in a net gain of $5.2 million during the six months ended June 30, 2025, compared to the disposition of eight condominium units resulting in a net gain of $3.3 million during the six months ended June 30, 2024.
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

Comparison of the Three Months Ended June 30, 2025 and 2024
The following table reconciles our Real Estate segment net income (loss), calculated in accordance with GAAP, to net operating income (in thousands):

	For the Three Months Ended June 30,
	2025	2024	Change
Net income (loss)	$6,314	$(45,854)	$52,168
Other income, net	(18)	(80)	62
Real estate impairment	648	51,469	(50,821)
Depreciation and amortization	9,770	8,397	1,373
Transaction-related	61	—	61
Management fees	2,376	2,034	342
General and administrative	60	117	(57)
Interest expense, net	5,885	5,811	74
Net operating income	$25,096	$21,894	$3,202
A total of 181 properties were acquired before April 1, 2024 and represent our “same store” properties during the three months ended June 30, 2025 and 2024. “Non-same store” properties, for purposes of the table below, includes properties acquired or disposed of on or after April 1, 2024.
The following table details the components of our Real Estate segment net operating income broken out between same store and non-same store properties (in thousands):

	Total			Same Store			Non-Same Store
	For the Three Months Ended June 30,			For the Three Months Ended June 30,			For the Three Months Ended June 30,
	2025	2024	Change	2025	2024	Change	2025	2024	Change
Rental and other property income	$29,179	$23,492	$5,687	$21,449	$21,505	$(56)	$7,730	$1,987	$5,743

Property operating expenses	2,830	765	2,065	618	710	(92)	2,212	55	2,157
Real estate tax expenses	1,253	833	420	583	651	(68)	670	182	488
Total property operating expenses	4,083	1,598	2,485	1,201	1,361	(160)	2,882	237	2,645

Net operating income	$25,096	$21,894	$3,202	$20,248	$20,144	$104	$4,848	$1,750	$3,098
Net Operating Income
Same store property net operating income remained relatively consistent during the three months ended June 30, 2025, as compared to the same period in 2024.
Non-same store property net operating income increased $3.1 million during the three months ended June 30, 2025, as compared to the same period in 2024. The increase was primarily due to the acquisition of four properties, including two properties acquired through deeds-in-lieu of foreclosure, for an aggregate fair value at the time of acquisition of $195.2 million subsequent to June 30, 2024, partially offset by the disposition of nine properties for an aggregate gross sales price of $52.5 million subsequent to June 30, 2024.

Comparison of the Six Months Ended June 30, 2025 and 2024
The following table reconciles our Real Estate segment net income (loss), calculated in accordance with GAAP, to net operating income (in thousands):

	For the Six Months Ended
	2025	2024	Change
Net income (loss)	$8,886	$(40,050)	$48,936
Other income, net	(59)	(148)	89
Gain on disposition of real estate and condominium developments, net	(411)	—	(411)
Real estate impairment	7,674	51,469	(43,795)
Depreciation and amortization	18,598	16,939	1,659
Transaction-related	114	—	114
Management fees	4,672	4,172	500
General and administrative	127	245	(118)
Interest expense, net	11,706	11,622	84
Net operating income	$51,307	$44,249	$7,058
A total of 181 properties were acquired before January 1, 2024 and represent our “same store” properties during the six months ended June 30, 2025 and 2024. “Non-same store” properties, for purposes of the table below, includes properties acquired or disposed of on or after January 1, 2024.
The following table details the components of our Real Estate segment net operating income broken out between same store and non-same store properties (in thousands):

	Total			Same Store			Non-Same Store
	For the Six Months Ended June 30,			For the Six Months Ended June 30,			For the Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change	2025	2024	Change
Rental and other property income	$57,919	$47,949	$9,970	$43,351	$43,197	$154	$14,568	$4,752	$9,816

Property operating expenses	4,473	1,826	2,647	1,828	1,538	290	2,645	288	2,357
Real estate tax expenses	2,139	1,874	265	1,066	1,253	(187)	1,073	621	452
Total property operating expenses	6,612	3,700	2,912	2,894	2,791	103	3,718	909	2,809

Net operating income	$51,307	$44,249	$7,058	$40,457	$40,406	$51	$10,850	$3,843	$7,007
Net Operating Income
Same store property net operating income remained relatively consistent during the six months ended June 30, 2025, as compared to the same period in 2024.
Non-same store property net operating income increased $7.0 million during the six months ended June 30, 2025, as compared to the same period in 2024. The increase was primarily due to the acquisition of four properties, including two properties acquired through deeds-in-lieu of foreclosure, for an aggregate fair value at the time of acquisition of $195.2 million subsequent to June 30, 2024, partially offset by the disposition of nine properties for an aggregate gross sales price of $52.5 million subsequent to June 30, 2024.

Distributions
Our Board authorizes distributions on a quarterly basis, which are paid out on a monthly basis.
Our Board authorized the following monthly distribution amounts per share, payable to stockholders as of the record date for the applicable month, during the year ended December 31, 2024 and the six months ended June 30, 2025 for the periods indicated below:

Period Commencing	Period Ending	Monthly Distribution Amount
January 2024	December 2024	$0.0375
January 2025	December 2025	$0.0283
As of June 30, 2025, we had distributions payable of $12.6 million.
The following table presents distributions and source of distributions for the periods indicated below (dollar amounts in thousands):

	Six Months Ended June 30,
	2025		2024
	Amount	Percent	Amount	Percent
Distributions paid in cash	$62,095	79%	$76,410	78%
Distributions reinvested	16,270	21%	21,616	22%
Total distributions	$78,365	100%	$98,026	100%
Source of distributions:
Net cash provided by operating activities (1) (2)	$78,365	100%	$98,026	100%
Total sources	$78,365	100%	$98,026	100%
____________________________________
(1)Net cash provided by operating activities for the six months ended June 30, 2025 and 2024 was $68.0 million and $86.1 million, respectively.
(2)Our distributions covered by cash flows for the six months ended June 30, 2025 and 2024 include cash flows from operating activities in excess of distributions from prior periods of $10.4 million and $11.9 million, respectively. We have paid, and may continue to pay, some of our distributions from sources other than cash flows from operations, including proceeds from asset sales, proceeds from loan repayments, and borrowings. Distributions at any point in time may not reflect the current performance of our assets or our current operating cash flows.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares of common stock back to us, subject to certain conditions and limitations. We will limit the number of shares redeemed pursuant to our share redemption program as follows: (1) we will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid; and (2) funding for the redemption of shares will be limited, among other things, to the net proceeds we receive from the sale of shares under our DRIP, net of shares redeemed to date. In an effort to accommodate redemption requests throughout the calendar year, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the Secondary DRIP Offering. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We will determine whether we have sufficient funds and/or shares available as soon as practicable after the end of each fiscal quarter, but in any event prior to the applicable payment date. If we cannot purchase all shares presented for redemption in any fiscal quarter, based upon insufficient cash available from the sale of shares under our DRIP and/or the limit on the number of shares we may redeem during any quarter or year, we will give priority to the redemption of deceased stockholders’ shares and stockholders with exigent circumstances, as determined in our sole discretion and accompanied by such evidentiary documentation as we may request. While the shares of deceased stockholders and stockholders determined to have exigent circumstances will be included in calculating the maximum number of shares that may be redeemed in any annual or quarterly period, they will not be subject to the annual or quarterly percentage caps; therefore, if the volume of requests to redeem deceased stockholders’ shares and stockholders determined to have exigent circumstances in a particular quarter were large enough to cause the annual or quarterly percentage caps to be exceeded, even if no other redemption requests were processed, the redemptions of deceased stockholders’ shares and stockholders determined to have exigent circumstances would be completed in full, assuming sufficient proceeds from the sale of shares under our DRIP, net of shares redeemed to date, were available. If sufficient proceeds from the sale of shares under our DRIP, net of shares redeemed to date, were not available to pay all such redemptions in full, the requests to redeem deceased stockholders’ shares and shareholders determined to have exigent circumstances would be honored on a pro rata basis. We next will give priority to requests for full redemption of accounts with a balance of 250 shares or less at the time we receive the request, in order to reduce the expense of maintaining small accounts. Thereafter, we will honor the remaining redemption requests on a pro rata basis. Following such quarterly redemption period, if a stockholder would like to resubmit the unsatisfied portion of the prior request for redemption, such stockholder must submit a new request for redemption of such shares prior to the last day of the new quarter. Unfulfilled requests for redemption will not be carried over automatically to subsequent redemption periods. In addition, our management reserves the right, in its sole discretion at any time, and from time to time, to reject any request for redemption for any reason. Our Board may choose to amend the terms of, suspend or terminate our share redemption program at any time in its sole discretion if it believes that such action is in the best interest of us and our stockholders. Any material modifications or suspension of the share redemption program will be disclosed to our stockholders as promptly as practicable in our reports filed with the SEC and via our website. During the six months ended June 30, 2025, we received valid redemption requests under our share redemption program totaling approximately 87.9 million shares, of which we redeemed approximately 1.8 million shares as of June 30, 2025 for $9.2 million (at an average redemption price of $5.24 per share) and approximately 1.4 million shares subsequent to June 30, 2025 for $7.7 million (at an average redemption price of $5.24 per share). The remaining redemption requests relating to 84.7 million shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of the share redemption program then in effect. The share redemptions were funded with proceeds from the Secondary DRIP Offering.
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
Sources of Liquidity
Our primary sources of liquidity include cash and cash equivalents and available borrowings under our debt facilities, which are set forth in the following table (in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$161,543	$181,291
Unused borrowing capacity (1)	98,567	91,786
	$260,110	$273,077
____________________________________
(1)Reflects the total borrowing capacity approved by the lenders related to the assets pledged as collateral, less the drawn amount.
See Note 9 — Repurchase Facilities, Notes Payable and Credit Facilities to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional details regarding our repurchase facilities, notes payable and credit facilities. The following table details our outstanding financing arrangements and borrowing capacity as of June 30, 2025 (in thousands):

	Portfolio Financing Outstanding Principal Balance	Maximum Capacity (1)
Notes payable – variable rate debt	$459,199	$459,199
ABS mortgage notes	758,520	758,520
Credit facilities	125,500	318,000
Repurchase facilities	1,693,710	3,038,397	(2)
Total portfolio financing	$3,036,929	$4,574,116

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

Quarter Ended	Quarter-End Balance	Weighted-Average Balance During Quarter	Variance
December 31, 2024	$1,693,142	$1,779,490	$(86,348)	(1)
March 31, 2025	$1,688,721	$1,681,737	$6,984
June 30, 2025	$1,693,710	$1,621,436	$72,274
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
Capital Resources
Our principal demands for funds will be for the acquisition or origination of credit investments and real estate, and the payment of tenant improvements, acquisition-related expenses, operating expenses, distributions, redemptions and interest and principal on current and any future debt financings, including principal repayments of $1.7 billion within the next 12 months, $111.1 million of which has a rolling term that resets monthly, as further discussed in Note 9 — Repurchase Facilities, Notes Payable and Credit Facilities to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
As of June 30, 2025, we had unfunded commitments of $191.0 million related to 30 loans and unfunded commitments of $47.6 million related to the NewPoint JV. Loan funding commitments are generally subject to certain conditions and the satisfaction of borrower milestones. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. We expect to fund our loan commitments over the remaining term of the related loans, which have a weighted-average future funding period of 2.9 years.
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
Contractual Obligations
As of June 30, 2025, we had debt outstanding with a carrying value of $3.0 billion and a weighted average interest rate of 5.4%. See Note 9 — Repurchase Facilities, Notes Payable and Credit Facilities to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding, including extension options.

Our contractual obligations as of June 30, 2025 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Unfunded loan commitments (2)	$191,020	$—	$95,509	$78,199	$17,312
Principal payments — variable rate debt	459,199	178,724	280,475	—	—
Principal payments — ABS mortgage notes	758,520	—	—	303,408	455,112
Principal payments — credit facilities	125,500	—	125,500	—	—
Principal payments — repurchase facilities	1,693,710	1,516,054	177,656	—	—
Interest payments (3)	213,575	85,689	86,014	27,574	14,298
Total	$3,441,524	$1,780,467	$765,154	$409,181	$486,722
____________________________________
(1)The table does not include amounts due to CMFT Management or its affiliates pursuant to our Management Agreement because such amounts are not fixed and determinable.
(2)Comprised of our unfunded loan commitments to provide additional CRE loan, corporate senior loan and liquid corporate senior loan financing as of June 30, 2025. The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the final maturity date; however, we may be obligated to fund these commitments earlier than such date. This table does not include $47.6 million of unfunded commitments related to the NewPoint JV.
(3)Interest payments on the variable rate debt, credit facilities and repurchase facilities have been calculated based on outstanding balances as of June 30, 2025 through their respective maturity dates. This is only an estimate as actual amounts borrowed and interest rates could vary over time.
We expect to incur additional borrowings in the future to acquire additional properties and credit investments. There is no limitation on the amount we may borrow against any single improved property. As of June 30, 2025, our ratio of debt to total gross assets net of gross intangible lease liabilities was 61.2%.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities decreased by $18.1 million for the six months ended June 30, 2025, as compared to the same period in 2024. The change was primarily due to a decrease in interest income of $52.6 million, primarily driven by a net decrease in credit investments of $732.6 million. The decrease in credit investments was primarily a result of a net decrease of $317.1 million in liquid corporate senior loans subsequent to June 30, 2024, $265.4 million of which related to the sale of liquid corporate senior loans associated with the Master Participation Agreement, a net decrease of $487.8 million in first mortgage loans subsequent to June 30, 2024, primarily related to the Company taking possession of the underlying assets of two first mortgage loans through deeds-in-lieu of foreclosure, and a net decrease of real estate-related securities and other of $37.9 million. The decrease was further driven by a decline in interest rates during the period ending June 30, 2025 as compared to the same period in 2024. The decrease was also due to the disposition of nine properties for an aggregate gross sales price of $52.5 million subsequent to June 30, 2024. The decrease was partially offset by the acquisition of four properties, including two properties acquired through deeds-in-lieu of foreclosure, for an aggregate fair value at the time of acquisition of $195.2 million subsequent to June 30, 2024. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. For the six months ended June 30, 2025, net cash provided by investing activities decreased $190.6 million during the six months ended June 30, 2025, as compared to the same period in 2024. The change was primarily due to a $164.4 million decrease in net proceeds from loans held-for-investment during the six months ended June 30, 2025 as well as a decrease in principal payments received on real estate-related securities of $49.8 million. The change was further driven by a decrease in net proceeds from the disposition of real estate assets and condominium units of $24.6 million, as the Company disposed of four properties and 11 condominium units during the six months ended June 30, 2025, as compared to two properties and eight condominium units disposed of during the same period in 2024. The decrease was partially offset by $17.1 million in net proceeds on unconsolidated entities during the six months ended June 30, 2025, as compared to $25.6 million in net investment in unconsolidated entities during the same period in 2024.
Financing Activities. For the six months ended June 30, 2025, net cash used in financing activities decreased by $19.9 million, as compared to the same period in 2024. The change was primarily due to a decrease in distributions to shareholders of $14.3 million for the six months ended June 30, 2025 compared to the same period in 2024.

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
As of June 30, 2025, we had an aggregate of $2.3 billion of variable rate debt, excluding any debt subject to interest rate swap agreements and interest rate cap agreements, if any, and therefore, we are exposed to interest rate changes in SOFR. As of June 30, 2025, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $11.4 million per year.
As the information presented above includes only those exposures that existed as of June 30, 2025, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2025 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2025, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Our share redemption program permits our stockholders to sell their shares of common stock back to us, subject to certain conditions and limitations. We will limit the number of shares redeemed pursuant to our share redemption program as follows: (1) we will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid; and (2) funding for the redemption of shares will be limited, among other things, to the net proceeds we receive from the sale of shares under our DRIP, net of shares redeemed to date. In an effort to accommodate redemption requests throughout the calendar year, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the Secondary DRIP Offering. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. As of June 30, 2025, the most recent estimated per share NAV was $5.22, which was determined by the Board on March 20, 2025 using a valuation date of December 31, 2024.
In general, we redeem shares on a quarterly basis. Shares are redeemed with a trade date no later than the end of the month following the end of each fiscal quarter. Any redemption capacity that is not used as a result of the withdrawal or rejection of redemption requests may be used to satisfy the redemption requests of other stockholders received for that fiscal quarter, and such redemption payments may be made at a later time than when that quarter’s redemption payments are made. During the three months ended June 30, 2025, we redeemed shares, including those redeemable due to death, as follows:

Period (1)	Total Number of Shares Redeemed	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2025 - April 30, 2025	25,237	$6.09		25,237	(3)
May 1, 2025 - May 31, 2025	1,691,370	$5.22		1,691,370	(3)
June 1, 2025 - June 30, 2025	49,288	$5.26	(2)	49,288	(3)
Total	1,765,895			1,765,895	(3)
____________________________________
(1)Redemptions are included in the month of payment, which is made one business day following the trade date.
(2)Includes prior period redemptions.
(3)A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
Unregistered Sales of Equity Securities
None.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.

Item 5.Other Information
During the three months ended June 30, 2025, none of our directors or officers, as defined in Section 16 of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K of the Exchange Act.

Item 6.Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 (and are numbered in accordance with Item 601 of Regulation S-K).

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
3.1	Articles of Amendment and Restatement of CIM Real Estate Finance Trust, Inc.	8-K	000-54939	3.1	8/20/2019
3.2	Second Amended and Restated Bylaws of CIM Real Estate Finance Trust, Inc.	10-K	000-54939	3.2	3/28/2023
4.1	Second Amended and Restated Distribution Reinvestment Plan.	8-K	000-54939	4.1	5/1/2020
4.2	Master Indenture, dated as of July 28, 2021, by and among CMFT Net Lease Master Issuer, LLC, as issuer, and Citibank N.A., as indenture trustee.	8-K	000-54939	4.1	8/3/2021
4.2.1	Supplemental Indenture No. 1 to the Master Indenture, dated as of July 30, 2024, by and among CMFT Net Lease Master Issuer LLC, as issuer, and Citibank, N.A., as indenture trustee.	10-Q	000-54939	4.2.1	8/14/2024
4.3	Series 2021-1 Indenture Supplement, dated as of July 28, 2021, by and among CMFT Net Lease Master Issuer, LLC, as issuer, and Citibank N.A., as indenture trustee.	8-K	000-54939	4.2	8/3/2021
10.1	Amended and Restated Sub-Advisory Agreement, dated as of May 12, 2025, by and between CIM Capital IC Management, LLC and OFS Capital Management, LLC.	10-Q	000-54939	10.2	5/14/2025
31.1*	Certifications of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
Date: August 13, 2025