Form 10-Q
period 2025-09-30
CIM REAL ESTATE FINANCE TRUST, INC.
filed 2025-11-14
CIK 1498547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 6, 2025, there were approximately 436.1 million shares of common stock, par value $0.01 per share, of CIM Real Estate Finance Trust, Inc. outstanding.

CIM REAL ESTATE FINANCE TRUST, INC.

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands, except share and per share amounts) (Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Real estate assets:
Land	$308,565	$290,275
Buildings, fixtures and improvements	772,253	737,829
Intangible lease assets	164,954	146,640
Condominium developments	17,662	64,927
Total real estate assets, at cost	1,263,434	1,239,671
Less: accumulated depreciation and amortization	(201,467)	(179,665)
Total real estate assets, net	1,061,967	1,060,006
Investment in unconsolidated entities	162,965	181,409
Real estate-related securities and other, at fair value, net of credit loss allowances of $182,989 and $110,062 as of September 30, 2025 and December 31, 2024, respectively	246,059	345,828
Loans held-for-investment and related receivables, net	3,495,982	3,763,013
Less: Current expected credit losses	(301,903)	(392,136)
Total loans held-for-investment and related receivables, net	3,194,079	3,370,877
Cash and cash equivalents	255,559	181,291
Restricted cash	3,646	3,919
Rents and tenant receivables, net	24,041	18,550
Prepaid expenses and other assets	10,285	8,242
Deferred costs, net	5,499	6,496
Accrued interest receivable	19,328	21,131
Total assets	$4,983,428	$5,197,749
LIABILITIES, REDEEMABLE COMMON STOCK AND EQUITY
Repurchase facilities, notes payable and credit facilities, net	$2,970,116	$3,170,289
Accrued expenses and accounts payable	47,069	38,980
Due to affiliates	12,904	13,669
Intangible lease liabilities, net	14,380	11,812
Distributions payable	12,713	16,508
Deferred rental income and other liabilities	5,701	4,954
Total liabilities	3,062,883	3,256,212
Commitments and contingencies (Note 10)
Redeemable common stock	161,319	166,335
EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 490,000,000 shares authorized, 436,630,417 and 437,313,001 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	4,371	4,374
Capital in excess of par value	3,536,611	3,533,329
Accumulated distributions in excess of earnings	(1,765,616)	(1,676,562)
Accumulated other comprehensive loss	(17,744)	(86,283)
Total stockholders’ equity	1,757,622	1,774,858
Non-controlling interests	1,604	344
Total equity	1,759,226	1,775,202
Total liabilities, redeemable common stock, non-controlling interests and stockholders’ equity	$4,983,428	$5,197,749
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Rental and other property income	$27,438	$22,928	$85,425	$71,064
Interest income	77,023	98,430	232,630	306,594
Total revenues	104,461	121,358	318,055	377,658
Expenses:
General and administrative	6,902	5,950	19,666	18,211
Interest expense, net	43,172	60,634	133,260	190,147
Property operating	2,768	2,329	9,668	8,659
Real estate tax	1,241	877	3,563	3,328
Expense reimbursements to related parties	3,707	3,864	10,121	10,583
Management fees	11,681	12,202	35,092	37,506
Transaction-related	12	2	155	68
Depreciation and amortization	8,980	7,381	27,578	24,320
Real estate impairment	—	3,486	7,674	60,418
Increase in provision for credit losses	6,445	24,527	73,423	308,542
Total expenses	84,908	121,252	320,200	661,782
Other income (expense):
Gain on disposition of real estate and condominium developments, net	2,280	1,210	7,876	4,460
Gain on investment in unconsolidated entities	3,781	4,608	7,703	9,875
Unrealized gain (loss) on equity securities	2,458	4,486	3,648	(11,156)
Other income (expense), net	2,237	(2,145)	5,568	4,867
Loss on extinguishment of debt	—	(950)	—	(950)
Total other income	10,756	7,209	24,795	7,096
Net income (loss)	$30,309	$7,315	$22,650	$(277,028)
Net income allocated to non-controlling interest	27	3	59	3
Net income (loss) attributable to the Company	$30,282	$7,312	$22,591	$(277,031)
Weighted average number of common shares outstanding:
Basic and diluted	436,725,557	437,098,682	436,859,314	437,182,073
Net income (loss) per common share:
Basic and diluted	$0.07	$0.02	$0.05	$(0.63)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (in thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$30,309	$7,315	$22,650	$(277,028)
Other comprehensive (loss) income
Unrealized gain (loss) on CMBS	1,399	1,644	556	(4,872)
Unrealized loss on CLO subordinated note	(1,413)	—	(3,379)	—
Reclassification adjustment for realized (gain) loss included in income as other income	(70)	—	340	—
Amount of loss reclassified from other comprehensive income into income as an increase in provision for credit losses	—	—	71,022	—
Total other comprehensive (loss) income	(84)	1,644	68,539	(4,872)

Comprehensive income (loss)	30,225	8,959	91,189	(281,900)
Comprehensive income allocated to non-controlling interest	27	3	59	3
Comprehensive income (loss) attributable to the Company	$30,198	$8,956	$91,130	$(281,903)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
 (in thousands, except share amounts) (Unaudited)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
	Number of Shares	Par Value
Balance as of January 1, 2025	437,313,001	$4,374	$3,533,329	$(1,676,562)	$(86,283)	$1,774,858	$344	$1,775,202
Issuance of common stock	1,416,038	13	8,608	—	—	8,621	—	8,621
Equity-based compensation	9,852	2	738	—	—	740	—	740
Distributions declared on common stock — $0.08 per common share	—	—	—	(37,201)	—	(37,201)	—	(37,201)
Redemptions of common stock	(1,844,645)	(18)	(11,218)	—	—	(11,236)	—	(11,236)
Changes in redeemable common stock	—	—	2,625	—	—	2,625	—	2,625
Contributions from non-controlling interests	—	—	—	—	—	—	200	200
Comprehensive (loss) income	—	—	—	(32,883)	71,681	38,798	9	38,807
Balance as of March 31, 2025	436,894,246	$4,371	$3,534,082	$(1,746,646)	$(14,602)	$1,777,205	$553	$1,777,758
Issuance of common stock	1,464,961	15	7,634	—	—	7,649	—	7,649
Equity-based compensation	182,189	2	1,228	—	—	1,230	—	1,230
Distributions declared on common stock — $0.08 per common share	—	—	—	(37,210)	—	(37,210)	—	(37,210)
Redemptions of common stock	(1,765,895)	(18)	(9,232)	—	—	(9,250)	—	(9,250)
Changes in redeemable common stock	—	—	1,602	—	—	1,602	—	1,602
Contributions from non-controlling interests	—	—	—	—	—	—	750	750
Comprehensive income (loss)	—	—	—	25,192	(3,058)	22,134	23	22,157
Balance as of June 30, 2025	436,775,501	$4,370	$3,535,314	$(1,758,664)	$(17,660)	$1,763,360	$1,326	$1,764,686
Issuance of common stock	1,443,627	15	7,521	—	—	7,536	—	7,536
Equity-based compensation	—	2	1,296	—	—	1,298	—	1,298
Distributions declared on common stock — $0.08 per common share	—	—	—	(37,234)	—	(37,234)	—	(37,234)
Redemptions of common stock	(1,588,711)	(16)	(8,309)	—	—	(8,325)	—	(8,325)
Changes in redeemable common stock	—	—	789	—	—	789	—	789
Contributions from non-controlling interests	—	—	—	—	—	—	251	251
Comprehensive income (loss)	—	—	—	30,282	(84)	30,198	27	30,225
Balance as of September 30, 2025	436,630,417	$4,371	$3,536,611	$(1,765,616)	$(17,744)	$1,757,622	$1,604	$1,759,226

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
 (in thousands, except share amounts) (Unaudited) - Continued

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
	Number of Shares	Par Value
Balance as of January 1, 2024	437,254,715	$4,372	$3,529,973	$(1,187,125)	$(81,143)	$2,266,077	$—	$2,266,077
Issuance of common stock	1,742,240	19	10,846	—	—	10,865	—	10,865
Equity-based compensation	—	—	815	—	—	815	—	815
Distributions declared on common stock — $0.11 per common share	—	—	—	(49,278)	—	(49,278)	—	(49,278)
Redemptions of common stock	(1,754,973)	(17)	(11,062)	—	—	(11,079)	—	(11,079)
Changes in redeemable common stock	—	—	249	—	—	249	—	249
Comprehensive (loss) income	—	—	—	(38,542)	4,955	(33,587)	—	(33,587)
Balance as of March 31, 2024	437,241,982	$4,374	$3,530,821	$(1,274,945)	$(76,188)	$2,184,062	$—	$2,184,062
Issuance of common stock	1,765,256	20	10,731	—	—	10,751	—	10,751
Equity-based compensation	—	—	701	—	—	701	—	701
Distributions declared on common stock — $0.11 per common share	—	—	—	(49,271)	—	(49,271)	—	(49,271)
Redemptions of common stock	(1,889,369)	(19)	(11,503)	—	—	(11,522)	—	(11,522)
Changes in redeemable common stock	—	—	772	—	—	772	—	772
Contributions from non-controlling interests	—	—	—	—	—	—	50	50
Comprehensive loss	—	—	—	(245,801)	(11,471)	(257,272)	—	(257,272)
Balance as of June 30, 2024	437,117,869	$4,375	$3,531,522	$(1,570,017)	$(87,659)	$1,878,221	$50	$1,878,271
Issuance of common stock	1,743,296	17	10,581	—	—	10,598	—	10,598
Equity-based compensation	—	—	838	—	—	838	—	838
Distributions declared on common stock — $0.11 per common share	—	—	—	(49,264)	—	(49,264)	—	(49,264)
Redemptions of common stock	(1,790,518)	(18)	(10,866)	—	—	(10,884)	—	(10,884)
Changes in redeemable common stock	—	—	286	—	—	286	—	286
Contributions from non-controlling interests	—	—	—	—	—	—	100	100
Comprehensive income	—	—	—	7,312	1,644	8,956	3	8,959
Balance as of September 30, 2024	437,070,647	$4,374	$3,532,361	$(1,611,969)	$(86,015)	$1,838,751	$153	$1,838,904
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands) (Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$22,650	$(277,028)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, net	29,024	24,150
Amortization of deferred financing costs	6,961	7,376
Amortization and accretion on deferred loan fees	(5,796)	(3,857)
Amortization and accretion of premiums and discounts on credit investments	(3,995)	(4,612)
Accretion of interest income on CLO subordinated note	(3,050)	—
Capitalized interest income on real estate-related securities and loans held-for-investment	(13,014)	(5,874)
Equity-based compensation	3,268	2,354
Straight-line rental income	(2,963)	(1,986)
Write-offs for uncollectible lease-related receivables	(1,492)	(318)
Gain on disposition of real estate assets and condominium developments, net	(7,876)	(4,460)
Loss on sale of credit investments, net	827	8,532
Gain on investment in unconsolidated entities	(7,703)	(9,875)
Unrealized (gain) loss on equity securities	(3,648)	11,156
Impairment of real estate assets	7,674	60,418
Increase in provision for credit losses	73,423	308,542
Write-off of deferred financing costs	—	950
Return on investment in unconsolidated entities	6,464	9,875
Changes in operating assets and liabilities:
Rents and tenant receivables, net	1,645	1,155
Prepaid expenses and other assets	(2,043)	(428)
Accrued interest receivable	1,803	(234)
Accrued expenses and accounts payable	556	4,923
Deferred rental income and other liabilities	747	(282)
Due to affiliates	(765)	245
Net cash provided by operating activities	102,697	130,722
Cash flows from investing activities:
Investment in unconsolidated entities	(25,919)	(28,220)
Return of investment in unconsolidated entities	45,602	397
Investment in real estate-related securities and other	(4,597)	(27,646)
Investment in liquid corporate senior loans	(1,251)	(65,086)
Investment in real estate assets and capital expenditures	(44,879)	(57,469)
Cash resulting from deed-in-lieu of foreclosures, net	1,655	—
Investment in corporate senior loans	(97,222)	(49,012)
Origination and funding of first mortgage loans	(201,292)	(102,012)
Origination and exit fees received on first mortgage loans	4,371	784
Principal payments received on loans held-for-investment	341,716	310,375
Principal payments received on real estate-related securities	42,786	98,652
Proceeds from the repayment on the CLO subordinated note	4,842	—
Net proceeds from sale of real estate-related securities	60,911	—
Net proceeds from disposition of real estate assets and condominium developments	165,168	92,750
Net proceeds from sale of liquid corporate senior loans	4,788	446,974
Payment of property escrow deposits	—	(1,000)
Refund of property escrow deposits	—	1,000
Net cash provided by investing activities	296,679	620,487

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands) (Unaudited) — Continued

	Nine Months Ended September 30,
	2025	2024
Cash flows from financing activities:
Redemptions of common stock	$(28,811)	$(33,485)
Distributions to stockholders	(91,634)	(114,988)
Proceeds from borrowings	365,898	84,487
Repayments of borrowings	(568,324)	(749,249)
Contributions from non-controlling interests	1,201	150
Deferred financing costs paid	(3,711)	(993)
Net cash used in financing activities	(325,381)	(814,078)
Net increase (decrease) in cash and cash equivalents and restricted cash	73,995	(62,869)
Cash and cash equivalents and restricted cash, beginning of period	185,210	260,582
Cash and cash equivalents and restricted cash, end of period	$259,205	$197,713
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$255,559	$193,844
Restricted cash	3,646	3,869
Total cash and cash equivalents and restricted cash	$259,205	$197,713
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$12,713	$16,658
Accrued capital expenditures	$2,071	$552
Real estate acquired via deed-in-lieu of foreclosure	$151,043	$—
Assumption of other assets and liabilities related to real estate acquired via deed-in-lieu of foreclosure	$(3,260)	$—
Transfer of loans held-for-investment to real estate acquired via deed-in-lieu of foreclosure	$(149,438)	$—
Common stock issued through distribution reinvestment plan	$23,806	$32,214
Change in fair value of real estate-related securities	$(2,489)	$—
Conversion of loan held-for-investment to equity securities	$—	$(5,060)

Supplemental Cash Flow Disclosures:
Interest paid	$125,829	$185,617
Cash paid for taxes	$411	$1,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited)
NOTE 1 — ORGANIZATION AND BUSINESS
CIM Real Estate Finance Trust, Inc. (the “Company”) is a non-exchange traded real estate investment trust (“REIT”) formed as a Maryland corporation on July 27, 2010, that elected to be taxed, and operates its business to qualify, as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2012. The Company seeks to attain attractive risk-adjusted returns and create long term value for its investors by investing in a diversified portfolio of senior secured mortgage loans, creditworthy long-term net-leased property investments and other senior loan and liquid credit investments. As of September 30, 2025, the Company’s loan portfolio consisted of 76 loans with a net book value of $3.2 billion, and investments in real estate-related securities and other of $246.1 million. The Company conducts its commercial real estate lending business through CIM Commercial Lending REIT (“CLR”), a Maryland statutory trust and subsidiary of the Company which the Company expects to be taxed as a REIT for U.S. federal income tax purposes. As of September 30, 2025, CLR holds a diversified portfolio of approximately $1.4 billion which includes first mortgage loans with a net book value of $1.1 billion, commercial mortgage-backed securities (“CMBS”) with an estimated fair value of $142.7 million, and an investment in the Unconsolidated Joint Venture (as defined in Note 2 — Summary of Significant Accounting Policies) with a carrying value of $152.7 million. As of September 30, 2025, the Company owned 198 commercial real estate properties, comprising approximately 6.4 million rentable square feet of commercial space located in 37 states. As of September 30, 2025, the rentable square feet at these properties was 96.9% leased, including month-to-month agreements, if any. As of September 30, 2025, the Company owned condominium developments with a net book value of $17.7 million.
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

On January 26, 2012, the Company conducted its initial public offering on a “best efforts” basis from January 26, 2012 to April 4, 2014 (the “Initial Offering”), during which a total of approximately 297.4 million shares of common stock were issued, including approximately 292.3 million shares of common stock that were sold to the public pursuant to the primary portion of the Initial Offering and approximately 5.1 million shares of common stock issued pursuant to the distribution reinvestment plan (“DRIP”) portion of the Initial Offering.

The Company then issued a total of approximately $241.7 million of shares of common stock under the DRIP (the “Initial DRIP Offering”) pursuant to a Registration Statement on Form S-3 until June 30, 2016. Subsequently, the Company registered an additional $600.0 million of shares of common stock under the DRIP (the “Secondary DRIP Offering,” and together with the Initial DRIP Offering, the “DRIP Offerings,” and the DRIP Offerings collectively with the Initial Offering, the “Offerings”) pursuant to a Registration Statement on Form S-3 (Registration No. 333-212832), which was filed with the SEC on August 2, 2016 and automatically became effective with the U.S. Securities and Exchange Commission (the “SEC”) upon filing. The Company began to issue shares under the Secondary DRIP Offering on August 2, 2016 and continues to issue shares under the Secondary DRIP Offering.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited) – (Continued)

Distributions are reinvested in shares of the Company’s common stock for participants in the DRIP at the estimated per share NAV as determined by the Board. Additionally, the estimated per share NAV as determined by the Board serves as the per share NAV for purposes of the share redemption program. As of September 30, 2025, the most recent estimated per share NAV of the Company’s common stock was $5.22, which was established by the Board on March 28, 2025 using a valuation date of December 31, 2024. Commencing on March 28, 2025, distributions are reinvested in shares of the Company’s common stock under the DRIP at a price of $5.22 per share and $5.22 per share serves as the most recent estimated per share NAV for purposes of the share redemption program. The Company’s estimated per share NAVs are not audited or reviewed by its independent registered public accounting firm.
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
As of September 30, 2025, CLR is a VIE that is consolidated by the Company as the primary beneficiary, as the Company has the ability to direct the activities of CLR and the obligation to absorb CLR’s losses through its guarantee of CLR’s indebtedness, which is significant to CLR. The non-controlling interest on the condensed consolidated balance sheets represents the equity interests in CLR owned by outside investors. As of September 30, 2025, CLR’s loan portfolio consisted of senior secured mortgage loans with a net book value of $1.1 billion and investments in real estate-related securities of $142.7 million. In addition, as of September 30, 2025, the carrying value of CLR’s investment in CIM NP JV Holdings, LLC (“NP JV Holdings”) was $152.7 million. CLR had $870.8 million of debt outstanding, as of September 30, 2025.
During the year ended December 31, 2024, the Company sold a portion of the Company’s portfolio of liquid corporate senior loans with an aggregate principal balance of $265.4 million to OFSI BSL XIV CLO, Ltd., an exempted company incorporated with limited liability under the laws of the Cayman Islands, resulting in net proceeds of $259.7 million after closing costs and a loss of $2.9 million. The collateral manager for OFSI BSL XIV CLO, Ltd. is OFS CLO Management II, LLC, an affiliate of the Sub-Advisor (as defined in Note 11 — Related-Party Transactions and Arrangements). The Company does not maintain effective control over the liquid corporate senior loans and the Company does not have the ability, nor the requirement, to repurchase the liquid corporate senior loans. The liquid corporate senior loans served as the initial positions for

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited) – (Continued)

the formation of a collateralized loan obligation (“CLO”), in which the Company subsequently invested $27.6 million in a subordinated note (the “CLO subordinated note”). The CLO is a VIE, given the insufficient equity at risk, evidenced by the tranched capital structure and multiple series of debt instruments issued. However, the Company, through its investment in the CLO subordinated note, lacks the ability to direct the activities that most significantly affect the entity’s economic performance. Additionally, the collateral manager, which does direct the activities that most significantly affect the entity’s economic performance, was deemed to not be under common control with the Company. As such, the Company was determined to not be the primary beneficiary and the CLO is not consolidated on the Company’s financial statements. As of September 30, 2025, the fair value of the CLO subordinated note is $21.7 million and is included in real estate-related securities and other on the Company’s condensed consolidated balance sheets.
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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, lease concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; significant increases to budgeted costs for units under development; and a reduction in prevailing market values for assets being considered for disposition. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. The Company’s impairment assessment as of September 30, 2025 was based on the most current information available to the Company, including expected holding periods. If the Company’s expected holding periods for assets change, subsequent tests for impairment could result in additional impairment charges in the future. The assumptions and uncertainties utilized in the evaluation of the impairment of real estate assets are discussed in detail in Note 3 — Fair Value Measurements. See also Note 4 — Real Estate Assets for further discussion regarding real estate investment activity.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited) – (Continued)

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
Dispositions of Real Estate Assets
Gains and losses from dispositions are recognized once the various criteria relating to the terms of sale and any subsequent involvement by the Company with the asset sold are met. A discontinued operation includes only the disposal of a component of an entity and represents a strategic shift that has (or will have) a major effect on an entity’s financial results. Given the Company’s current asset portfolio and strategy, the Company’s dispositions during the nine months ended September 30, 2025 and 2024 did not qualify for discontinued operations presentation and thus, the results of the properties and condominiums that were sold will not be reported as discontinued operations, and any associated gains or losses from the dispositions are included in gain on disposition of real estate and condominium developments, net. See Note 4 — Real Estate Assets for a discussion of the disposition of individual properties and condominiums during the nine months ended September 30, 2025 and 2024.
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
For more information, refer to Note 6 — Investment in Unconsolidated Entities.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited) – (Continued)

Restricted Cash
The Company had $3.6 million and $3.9 million in restricted cash as of September 30, 2025 and December 31, 2024, respectively. Included in restricted cash was $1.6 million and $1.9 million held by lenders in lockbox accounts, as of September 30, 2025 and December 31, 2024, respectively. As part of certain of the Company’s debt agreements, rents from certain encumbered properties and interest income from certain first mortgage loans are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess is disbursed to the Company. Also included in restricted cash was $2.0 million of construction reserves, amounts held by lenders in escrow accounts for real estate taxes and other lender reserves for certain properties, in accordance with the associated lender’s loan agreement as of September 30, 2025 and December 31, 2024.
Real Estate-Related Securities and Other
Real estate-related securities and other consists primarily of the Company’s investments in CMBS, CLOs and equity securities. The Company determines the appropriate classification for real estate-related securities at the time of purchase and reevaluates such designation as of each balance sheet date.
As of September 30, 2025, the Company classified its investments in CMBS and CLO as available-for-sale as the Company is not actively trading the securities; however, the Company may sell them prior to their maturity. These investments are carried at their estimated fair value with unrealized gains and losses reported in other comprehensive (loss) income. The amortized cost of the Company’s CMBS is adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. The amortized cost of the Company’s CLO subordinated note reflects accretion of interest income based on the effective yield method less any cash distributions received or entitled to be received. CLO subordinated note positions are entitled to recurring distributions, which are generally equal to the residual cash flows of payments received on underlying securities less contractual payments to debt holders and fund expenses.
The Company’s investments in equity securities of public and private companies are carried at their estimated fair values with unrealized gains and losses reported on the condensed consolidated statements of operations. Dividend income is included in other income (expense), net on the condensed consolidated statements of operations, of which the Company recorded $821,000 and $2.8 million, respectively, during the three and nine months ended September 30, 2025. During the three and nine months ended September 30, 2024, the Company recorded $1.2 million and $3.9 million of dividend income, respectively.
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
September 30, 2025 (Unaudited) – (Continued)

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
September 30, 2025 (Unaudited) – (Continued)

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
September 30, 2025 (Unaudited) – (Continued)

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
September 30, 2025 (Unaudited) – (Continued)

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
September 30, 2025 (Unaudited) – (Continued)

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
A breakout of the Company’s CMBS, CLO subordinated note, and equity securities’ levels of the fair value hierarchy as of September 30, 2025 and December 31, 2024 can be found in the tables under Items Measured at Fair Value on a Recurring Basis below.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited) – (Continued)

In accordance with the fair value hierarchy described above, the following table details the net book value and fair value of the financial instruments described above as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025		December 31, 2024
	Net Book Value	Fair Value	Net Book Value	Fair Value	Level
Financial assets:
First mortgage loans	$2,838,179	$2,890,687	$3,085,104	$3,141,665	3
Liquid corporate senior loans	24,204	21,186	35,653	32,062	(1)
Corporate senior loans	331,696	335,712	250,120	256,543	3
Total financial assets	$3,194,079	$3,247,585	$3,370,877	$3,430,270

Financial liabilities:
Repurchase facilities, notes payable and credit facilities	$2,980,188	$2,927,052	$3,182,614	$3,098,368	2
Total financial liabilities	$2,980,188	$2,927,052	$3,182,614	$3,098,368
____________________________________
(1)As of September 30, 2025, $17.0 million and $4.2 million of the Company’s liquid corporate senior loans were classified in Level 2 and Level 3 of the fair value hierarchy, respectively. As of December 31, 2024, $26.0 million and $6.1 million of the Company’s liquid corporate senior loans were classified in Level 2 and Level 3 of the fair value hierarchy, respectively.
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
Items Measured at Fair Value on a Recurring Basis
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets that are required to be measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 (in thousands):

	Balance as of September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
CMBS	$188,511	$—	$142,685	$45,826
CLO subordinated note	21,730	—	—	21,730
Equity securities	35,818	35,134	—	684
Total financial assets	$246,059	$35,134	$142,685	$68,240

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited) – (Continued)

	Balance as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
CMBS	$286,757	$—	$241,341	$45,416
CLO subordinated note	26,901	—	—	26,901
Equity securities	32,170	31,547	—	623
Total financial assets	$345,828	$31,547	$241,341	$72,940
The following are reconciliations of the changes in financial assets with Level 3 inputs in the fair value hierarchy for the nine months ended September 30, 2025 (in thousands):

Level 3
Beginning Balance, January 1, 2025	$72,940
Total gains and losses:
Unrealized gain included in other comprehensive (loss) income	476
Current expected credit losses	(1,905)
Unrealized loss on CLO subordinated note	(3,379)
Purchases and payments received:
Proceeds from the repayment on the CLO subordinated note	(4,842)
Accreted interest income	3,050
Discounts, net	955
Capitalized interest income	945
Ending Balance, September 30, 2025	$68,240
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
Properties acquired through deeds-in-lieu of foreclosure are recognized at fair value and included in total real estate assets, net on the Company’s condensed consolidated balance sheets upon foreclosure in accordance with the asset acquisition provisions of ASC 805. The Company is required to disclose real estate owned, a nonfinancial asset, at fair value on a non-recurring basis, in accordance with ASC 820, Fair Value Measurement and Disclosures (“ASC 820”). Under ASC 820, the Company may utilize the income, market or cost approach (or combination thereof) to determine the fair value of real estate owned. During the nine months ended September 30, 2025, the Company took control of the assets securing two of its risk-rated 5 first mortgage loans, which are comprised of two office buildings, through deeds-in-lieu of foreclosure. At the time of acquisition, the Company determined the aggregate fair value of the net real estate assets to be $151.0 million. For the two properties, the Company utilized discount rates of 10.8% and 10.0%, respectively and capitalization rates of 9.0% and 8.5%, respectively. During the three months ended September 30, 2025, the Company disposed of a property acquired via deed-in-lieu of foreclosure for an aggregate sales price of $91.3 million, resulting in proceeds of $87.8 million after closing costs and a gain of $1.1 million.
As of September 30, 2025, the Company had an aggregate $243.3 million asset-specific credit loss reserve on funded and unfunded commitments related to six of the Company’s first mortgage loans with an aggregate carrying value of $833.9 million. The asset-specific credit loss reserve was recorded based on the Company’s estimation of the fair value of the first mortgage loans’ aggregate underlying collateral, less costs to sell the underlying collateral, as of September 30, 2025. These loans are therefore measured at fair value on a nonrecurring basis using significant unobservable inputs, and are classified as Level 3 assets in the fair value hierarchy. The Company considered a variety of inputs including property performance, market data and comparable sales, as applicable. The significant unobservable inputs used include the terminal capitalization rate, which ranged from 8.0% to 9.0%, and the discount rate, which ranged from 10.0% to 14.0%. For additional information regarding the first mortgage loans, refer to Note 8 — Loans Held-For-Investment.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited) – (Continued)

As discussed in Note 4 — Real Estate Assets, during the nine months ended September 30, 2025, three properties were deemed to be impaired due to sales prices or revised cash flow estimates that were less than their respective carrying values, and their carrying values were reduced to an estimated fair value of $105.0 million, resulting in impairment charges of $7.7 million. The revised cash flow estimate was a result of continued deterioration of fundamentals at certain office properties, including weakened leasing activity and increased capitalization rates, and a revision in assumed holding periods at certain properties. Additionally, during the nine months ended September 30, 2025, no condominium units were deemed to be impaired. During the nine months ended September 30, 2024, seven properties were deemed to be impaired due to sales prices or revised cash flow estimates that were less than their respective carrying values, and their carrying values were reduced to an estimated fair value of $115.4 million, resulting in impairment charges of $51.5 million. Additionally, during the nine months ended September 30, 2024, certain condominium units were deemed to be impaired, primarily due to a decrease in expected sales prices for certain units, and their carrying values were reduced to their estimated fair value, resulting in impairment charges of $8.9 million. The Company estimates fair values using Level 3 inputs and a combined income and market approach, specifically using discounted cash flow analysis and recent comparable sales transactions. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgment and to make certain key assumptions, including, but not limited to, the following: (1) terminal capitalization rates; (2) discount rates; (3) the number of years the property will be held; (4) property operating expenses; and (5) re-leasing assumptions, including the number of months to re-lease, market rental income and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and the future performance and sustainability of the Company’s tenants. The Company determined that the selling prices used to determine the fair values were Level 2 inputs.
The following summarizes the ranges of discount rates and terminal capitalization rates used for the Company’s impairment test for the real estate assets during the nine months ended September 30, 2025 and 2024:

Nine Months Ended September 30,
2025		2024
Discount Rate	Terminal Capitalization Rate	Discount Rate	Terminal Capitalization Rate
9.5% - 11.9%	9.0% - 13.3%	8.6% - 11.0%	8.1% - 9.5%
The following table presents the impairment charges by asset class recorded during the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Asset class impaired:
Land	$700	$8,184
Buildings, fixtures and improvements	6,347	39,372
Intangible lease assets	627	3,917
Intangible lease liabilities	—	5
Condominium developments	—	8,940
Total impairment loss	$7,674	$60,418
NOTE 4 — REAL ESTATE ASSETS
Property Acquisitions
During the nine months ended September 30, 2025, the Company took control of the assets securing two of its risk-rated 5 first mortgage loans, which are comprised of two office buildings, through deeds-in-lieu of foreclosure, with an aggregate fair value at the time of acquisition of $151.0 million. Additionally, the Company acquired 14 commercial properties for an aggregate purchase price of $28.7 million (together, the “2025 Property Acquisitions”), which includes $550,000 of external acquisition-related expenses that were capitalized. During the nine months ended September 30, 2024, the Company acquired two commercial properties for an aggregate purchase price of $44.1 million (the “2024 Property Acquisitions”), which includes $148,000 of external acquisition-related expenses that were capitalized.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited) – (Continued)

The following table summarizes the purchase price allocation for the 2025 Property Acquisitions and 2024 Property Acquisitions (in thousands):

	2025 Property Acquisitions	2024 Property Acquisitions
Land	$72,641	$3,132
Buildings, fixtures and improvements	72,627	28,709
Acquired in-place leases and other intangibles (1)	22,618	12,307
Acquired above-market leases (2)	15,294	—
Acquired below-market leases (3)	(3,416)	—
Total purchase price	$179,764	$44,148
____________________________________
(1) The amortization period for acquired in-place leases and other intangibles is 6.4 years and 20.0 years, for the 2025 and 2024 Property Acquisitions, respectively.
(2) The amortization period for acquired above-market leases is 5.5 years.
(3) The amortization period for acquired below-market leases is 14.5 years.
Condominium Development Project
During the nine months ended September 30, 2025 and 2024, the Company capitalized $8.3 million and $14.5 million, respectively, of expenditures associated with the development of condominiums acquired via foreclosure, which is included in condominium developments in the accompanying condensed consolidated balance sheets. No capitalized interest expense was included in the capitalized expenditures during the nine months ended September 30, 2025 or 2024.
Condominium Dispositions
During the nine months ended September 30, 2025, the Company disposed of condominium units for an aggregate sales price of $68.1 million, resulting in proceeds of $62.5 million after closing costs and a gain of $6.3 million. During the nine months ended September 30, 2024, the Company disposed of condominium units for an aggregate sales price of $37.4 million, resulting in proceeds of $34.1 million after closing costs and a gain of $4.5 million. The Company has no continuing involvement that would preclude sale treatment with these condominium units. The gain on sale of condominium units is included in gain on disposition of real estate and condominium developments, net in the condensed consolidated statements of operations.
Property Dispositions
During the nine months ended September 30, 2025, the Company disposed of five properties, including four retail properties and one office property, for an aggregate gross sales price of $107.1 million, resulting in proceeds of $102.7 million after closing costs and a gain of $1.5 million. The gain on sale of real estate is included in gain on disposition of real estate and condominium developments, net in the condensed consolidated statements of operations. During the nine months ended September 30, 2024, the Company disposed of three properties, including one retail property, one industrial property and one office property, for an aggregate gross sales price of $60.8 million, resulting in proceeds of $58.7 million after closing costs. No gain or loss was recorded. The Company has no continuing involvement with the 2025 or 2024 dispositions that would preclude sale treatment with these properties.
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
During the nine months ended September 30, 2025, three properties totaling approximately 498,000 square feet with a carrying value of $112.7 million were deemed to be impaired and their carrying values were reduced to an estimated fair value of $105.0 million, resulting in impairment charges of $7.7 million, which were recorded in the condensed consolidated statements of operations. During the nine months ended September 30, 2025, no condominium units were deemed to be impaired.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited) – (Continued)

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
See Note 3 — Fair Value Measurements for a further discussion regarding these impairment charges during the nine months ended September 30, 2025 and 2024.
NOTE 5 — INTANGIBLE LEASE ASSETS AND LIABILITIES
Intangible lease assets and liabilities consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands, except weighted average life remaining):

	September 30, 2025	December 31, 2024
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $57,484 and $51,282, respectively (with a weighted average life remaining of 10.9 years and 11.8 years, respectively)
	$92,594	$88,698
Acquired above-market leases, net of accumulated amortization of $4,737 and $3,213, respectively (with a weighted average life remaining of 7.8 years and 10.6 years, respectively)
	10,139	3,447
Total intangible lease assets, net	$102,733	$92,145
Intangible lease liabilities:
Acquired below-market leases, net of accumulated amortization of $6,884 and $6,036, respectively (with a weighted average life remaining of 11.1 years and 11.2 years, respectively)
	$14,380	$11,812
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
The following table summarizes the amortization related to the intangible lease assets and liabilities for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
In-place lease and other intangible amortization	$2,865	$2,211	$9,006	$7,541
Above-market lease amortization	$582	$96	$1,926	$308
Below-market lease amortization	$310	$280	$848	$846
As of September 30, 2025, the estimated amortization relating to the intangible lease assets and liabilities is as follows (in thousands):

	Amortization
	In-Place Leases and Other Intangibles	Above-Market Leases	Below-Market Leases
Remainder of 2025	$2,750	$529	$325
2026	10,272	2,076	1,301
2027	9,972	2,036	1,301
2028	8,975	1,715	1,301
2029	8,221	1,194	1,301
Thereafter	52,404	2,589	8,851
Total	$92,594	$10,139	$14,380

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited) – (Continued)

NOTE 6 — INVESTMENT IN UNCONSOLIDATED ENTITIES
During the year ended December 31, 2021, the Company entered into the Unconsolidated Joint Venture, of which the Company currently owns as of September 30, 2025, indirectly through CMFT MT JV Holdings, LLC and CLR NP Holdings, LLC, a subsidiary of CLR, approximately 50% of the outstanding equity. The Unconsolidated Joint Venture holds approximately 93% of the membership interest in the NewPoint JV. Through the Unconsolidated Joint Venture, the Company holds an approximate 46% interest in the NewPoint JV and accounts for its investment under the equity method. The primary purpose of the NewPoint JV is to source, underwrite, close and service on an ongoing basis multifamily bridge loans, participation interests, and other debt instruments such as loans. As of September 30, 2025 and December 31, 2024, the carrying value of the Company’s investment in NP JV Holdings was $163.0 million and $181.4 million, respectively, which approximates fair value and is included in investment in unconsolidated entities on the condensed consolidated balance sheets. The Company recorded a gain totaling $3.8 million and $7.7 million, which represented its share of NP JV Holdings’ gain, during the three and nine months ended September 30, 2025, respectively, in the condensed consolidated statements of operations. The Company recorded a gain totaling $4.6 million and $9.9 million, which represented its share of NP JV Holdings’ gain, during the three and nine months ended September 30, 2024, respectively, in the condensed consolidated statements of operations. During the nine months ended September 30, 2025, the Company contributed an additional $25.9 million in NP JV Holdings. The Company also received $52.1 million in distributions during the nine months ended September 30, 2025, $41.2 million of which can be called back by NewPoint JV through NP JV Holdings as a capital call on a future date. Furthermore, of the $52.1 million in distributions received during the nine months ended September 30, 2025, $6.5 million of which was recognized as a return on investment and $45.6 million of which was recognized as a return of investment and reduced the invested capital and the carrying amount. As of September 30, 2025, the Company had $49.2 million of unfunded commitments related to NewPoint JV. These commitments are not reflected in the accompanying condensed consolidated balance sheets.
The Company provided a limited guaranty to NewPoint JV, under which the Company agreed to guarantee the Unconsolidated Joint Venture’s cross indemnity and its share of capital contribution obligations under the agreement with NewPoint JV.
The following tables provide summarized financial information of the Unconsolidated Joint Venture for the periods set forth below (in thousands):

	September 30, 2025	December 31, 2024
Assets:
Real estate investments - at fair value	$96,738	$40,796
Loans held-for-investment - at fair value, net of deferred fees	$887,805	$1,093,202
Total assets	$1,087,441	$1,186,794

Liabilities and equity:
Repurchase facilities and securitized debt, net of deferred fees	$731,629	$777,239
Total liabilities	$736,802	$798,626
Total equity	$350,639	$388,168

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenues	$23,367	$25,037	$71,751	$70,250
Total expenses	15,139	17,545	48,332	48,448
Total other (expense) income	(90)	2,485	(6,907)	(401)
Net income	$8,138	$9,977	$16,512	$21,401

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited) – (Continued)

NOTE 7 — REAL ESTATE-RELATED SECURITIES AND OTHER
As of September 30, 2025, the Company’s real estate-related securities and other had an aggregate estimated fair value of $246.1 million, which included 13 CMBS investments, one CLO subordinated note and four equity securities. The CMBS investments have initial maturity dates ranging from July 2025 through June 2058 and have interest rates ranging from 0.2% to 9.5% as of September 30, 2025, with one CMBS earning a zero coupon rate. As of September 30, 2025, two tranches of a CMBS position held by the Company did not mature as anticipated in July 2025 and were therefore in maturity default. As of September 30, 2025, the CLO subordinated note has an initial maturity date of July 2037 and an estimated effective yield of 15.1%. The following is a summary of the Company’s real estate-related securities and other as of September 30, 2025 (in thousands):

	Real Estate-Related Securities and Other
		Gross Unrealized
	Amortized Cost Basis	Gains	Losses	CECL	Fair Value
CMBS	$383,536	$210	$(12,246)	$(182,989)	$188,511
CLO subordinated note	27,426	—	(5,696)	—	21,730
Equity securities	58,447	—	(22,629)	—	35,818
Total real estate-related securities and other	$469,409	$210	$(40,571)	$(182,989)	$246,059
The following table provides the activity for the real estate-related securities and other during the nine months ended September 30, 2025 (in thousands):

	Amortized Cost Basis	Unrealized (Loss) Gain	CECL	Fair Value
Real estate-related securities and other as of January 1, 2025	$568,432	$(112,542)	$(110,062)	$345,828
Face value of real estate-related securities acquired	4,600	—	—	4,600
Discounts on purchase of real estate-related securities, net of acquisition costs	(3)	—	—	(3)
Accretion of discount on real estate-related securities	1,264	—	—	1,264
Accretion of interest income on CLO subordinated note	3,050	—	—	3,050
Sale of real estate-related securities	(61,251)	340	—	(60,911)
Capitalized interest income on real estate-related securities	945	—	—	945
Principal payments received on real estate-related securities	(42,786)	—	—	(42,786)
Proceeds from the repayment on the CLO subordinated note	(4,842)	—	—	(4,842)
Unrealized gains on real estate-related securities and other, net	—	819	—	819
Unrealized loss reclassified to CECL	—	71,022	—	71,022
Provision for credit losses	—	—	(72,927)	(72,927)
Real estate-related securities and other as of September 30, 2025	$469,409	$(40,361)	$(182,989)	$246,059
During the nine months ended September 30, 2025, the Company sold CMBS with an aggregate amortized cost basis of $61.3 million, resulting in net proceeds of $60.9 million and a loss of $340,000, the loss of which was reclassified from other comprehensive (loss) income as a decrease to other income (expense), net in the accompanying condensed consolidated statements of operations. Unrealized gains and losses on CMBS and the CLO subordinated note are recorded in other comprehensive (loss) income, with a portion of the amount subsequently reclassified into other income (expense), net in the accompanying condensed consolidated statements of operations as securities are sold and gains and losses are recognized. During the nine months ended September 30, 2025, the Company recorded $819,000 of net unrealized gain on its real estate-related securities and other, comprised of a $556,000 unrealized gain on CMBS and a $3.4 million unrealized loss on the CLO subordinated note, which are included in other comprehensive (loss) income in the accompanying condensed consolidated statements of comprehensive income (loss), and a $3.6 million unrealized gain on the Company’s equity securities, which is included in unrealized gain (loss) on equity securities in the accompanying condensed consolidated statements of operations.
During the nine months ended September 30, 2024, the Company recorded $16.0 million of net unrealized loss on its real estate-related securities and other, comprised of a $4.8 million unrealized loss on CMBS, which is included in other

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited) – (Continued)

comprehensive (loss) income in the accompanying condensed consolidated statements of comprehensive income (loss) and a $11.2 million unrealized loss on the Company’s equity securities, which is included in unrealized gain (loss) on equity securities in the accompanying condensed consolidated statements of operations.
The scheduled maturities of the Company’s CMBS and CLO subordinated note as of September 30, 2025 are as follows (in thousands):

	CMBS and CLO Subordinated Note
	Amortized Cost	Estimated Fair Value
Due within one year	$305,824	$123,023
Due after one year through five years	29,473	29,456
Due after five years through ten years	14,663	11,177
Due after ten years	61,002	46,585
Total	$410,962	$210,241
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
The following table presents the activity in the Company’s current expected credit losses related to its positions in two different tranches of a CMBS instrument for the nine months ended September 30, 2025 and 2024 (in thousands):

CMBS
Current expected credit losses as of January 1, 2025	$110,062
Provision for credit losses	72,266
Current expected credit losses as of March 31, 2025	182,328
Provision for credit losses	959
Current expected credit losses as of June 30, 2025	183,287
Reversal of credit losses	(298)
Current expected credit losses as of September 30, 2025	$182,989

CMBS
Current expected credit losses as of January 1, 2024	$35,808
Reversal of credit losses	(246)
Current expected credit losses as of March 31, 2024	35,562
Provision for credit losses	4,529
Current expected credit losses as of June 30, 2024	40,091
Provision for credit losses	47,141
Current expected credit losses as of September 30, 2024	$87,232
During the year ended December 31, 2023, the loan collateralizing one of the Company’s CMBS positions went into payment default and was appraised by a special servicer, resulting in an appraisal reduction that reduced cash flows received from the respective CMBS position during the year ended December 31, 2023. During the year ended December 31, 2024, the CMBS was modified to provide for an extended maturity date of July 2025 plus a six-month extension option, and to reduce the

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited) – (Continued)

interest rate to a fixed 0.019% per annum. Additionally, during the year ended December 31, 2024, the Company received notice of preliminary sales transaction activity in relation to the underlying collateral of this CMBS position, as well as an additional position in a separate tranche of this instrument, indicative of a bid below the carrying value of the investment. The Company considered various factors, including the factors noted above, in determining whether a credit loss existed. The present value of cash flows expected to be collected from the CMBS positions did not exceed their amortized cost basis. As such, the Company determined both tranches of the security the Company is invested in had incurred a credit loss. During the nine months ended September 30, 2025, the property collateralizing the CMBS positions was re-appraised by the special servicer resulting in a further reduction to the appraisal value. As a result, the Company concluded it is considered more likely than not that the Company will not be able to recover the amortized cost prior to disposal, resulting in a reclassification of unrealized losses previously determined to be driven by non-credit specific factors, as further discussed below. As of September 30, 2025, the CMBS was in maturity default as it was not repaid as anticipated during July 2025 and the extension option was not exercised.
As a result of the credit loss incurred, the Company recorded a $1.9 million increase to the provision for credit losses on the condensed consolidated statements of operations during the nine months ended September 30, 2025 and reclassified $71.0 million of unrealized loss previously recorded in other comprehensive (loss) income in the accompanying condensed consolidated statements of comprehensive income (loss) to increase in provision for credit losses on the condensed consolidated statements of operations. During the nine months ended September 30, 2024, the Company recorded a $51.4 million increase to the provision for credit losses on the condensed consolidated statements of operations. As of September 30, 2025, the amortized cost basis of the CMBS positions identified as having incurred a credit loss was $192.8 million prior to any credit loss provisions. The Company will continue to monitor for changes in expected cash flows in order to continue to measure the credit loss.
As of September 30, 2025, there were three CMBS positions and one CLO subordinated note with an aggregate fair value of $51.0 million and $21.7 million, respectively, with unrealized losses reflected in other comprehensive (loss) income in the accompanying condensed consolidated statements of comprehensive income (loss). Upon evaluating these securities at the individual security level, the Company concluded that the unrealized losses included in other comprehensive (loss) income as of September 30, 2025 were noncredit-related and would be recovered from the securities’ estimated future cash flows. The Company considered various factors in reaching this conclusion, including that the Company did not intend to sell the securities, it was not considered more likely than not that the Company would be forced to sell the securities prior to recovering the amortized cost, and there were no material credit events that would have caused the Company to conclude that the amortized cost would not be recovered.
NOTE 8 — LOANS HELD-FOR-INVESTMENT
The Company’s loans held-for-investment consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	As of September 30,	As of December 31,
	2025	2024
First mortgage loans (1)	$3,129,218	$3,466,929
Total CRE loans held-for-investment and related receivables, net	3,129,218	3,466,929
Liquid corporate senior loans	29,389	41,467
Corporate senior loans	337,375	254,617
Loans held-for-investment and related receivables, net	$3,495,982	$3,763,013

Less: Current expected credit losses	$(301,903)	$(392,136)
Total loans held-for-investment and related receivables, net	$3,194,079	$3,370,877
____________________________________
(1)    As of September 30, 2025 and December 31, 2024, first mortgage loans included $19.0 million of contiguous mezzanine loan components that, as a whole, have expected credit quality similar to that of a first mortgage loan.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited) – (Continued)

The following table details overall statistics for the Company’s loans held-for-investment as of September 30, 2025 and December 31, 2024 (dollar amounts in thousands):

	CRE Loans (1) (2)		Liquid Corporate Senior Loans		Corporate Senior Loans
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Number of loans	33	33	10	15	33	20
Principal balance	$3,142,133	$3,483,454	$29,911	$42,717	$342,073	$258,816
Net book value	$2,838,179	$3,085,104	$24,204	$35,653	$331,696	$250,120
Weighted-average interest rate (3)	7.3%	7.7%	10.2%	9.9%	10.0%	10.5%
Weighted-average maximum years to maturity	2.1	2.3	3.2	3.7	3.1	3.5
Unfunded loan commitments (4)	$135,435	$217,907	$—	$—	$48,627	$43,750
____________________________________
(1)As of September 30, 2025, 90.6% of the Company’s CRE loans by principal balance earned a floating rate of interest primarily indexed to the Secured Overnight Financing Rate (“SOFR”).
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
Activity relating to the Company’s loans held-for-investment portfolio was as follows for the nine months ended September 30, 2025 (in thousands):

	CRE Loans	Liquid Corporate Senior Loans	Corporate Senior Loans	Total Loan Portfolio
Balance, January 1, 2025	$3,085,104	$35,653	$250,120	$3,370,877
Loan originations, acquisitions and funding	265,628	1,282	99,095	366,005
Sale of loans	—	(5,275)	—	(5,275)
Principal repayments received	(380,865)	(5,023)	(15,978)	(401,866)
Transfer to real estate assets (1)	(149,439)	—	—	(149,439)
Capitalized interest	11,972	19	140	12,131
Write-offs charged (2)	(87,475)	(3,371)	—	(90,846)
Deferred fees and other items (3)	(4,371)	(30)	(1,873)	(6,274)
Accretion and amortization of fees and other items	6,839	320	1,374	8,533
Reversal of (provision for) credit losses (4)	90,786	629	(1,182)	90,233
Balance, September 30, 2025	$2,838,179	$24,204	$331,696	$3,194,079
____________________________________
(1)During the nine months ended September 30, 2025, the Company took control of the assets securing two of its risk-rated 5 first mortgage loans through deeds-in-lieu of foreclosure, as further discussed in Note 4 — Real Estate Assets.
(2)Includes a combined $87.5 million write-off on the two first mortgage loans transferred to real estate assets as noted above and a $3.4 million write-off on three liquid corporate senior loans sold during the nine months ended September 30, 2025.
(3)Other items primarily consist of purchase discounts or premiums and deferred origination expenses.
(4)Does not include current expected losses for unfunded or unsettled loan commitments. Such amounts are included in accrued expenses and accounts payable on the accompanying condensed consolidated balance sheets.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited) – (Continued)

As of September 30, 2025, the Company’s CRE loans had the following characteristics based on carrying value (dollar amounts in thousands):

Collateral Property Type	As of September 30, 2025
Office	$1,576,421	50.5%
Multifamily	867,362	27.7%
Industrial	345,272	11.0%
Hospitality	193,625	6.2%
Mixed Use	85,642	2.7%
Self-Storage	60,896	1.9%
Total first mortgage loans	$3,129,218	100%
Less: current expected credit losses	(291,039)
Total first mortgage loans, net	$2,838,179

Geographic Location	As of September 30, 2025
South	$1,295,686	41.4%
West	905,734	28.9%
East	637,084	20.4%
Various	290,714	9.3%
Total first mortgage loans	$3,129,218	100%
Less: current expected credit losses	(291,039)
Total first mortgage loans, net	$2,838,179
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited) – (Continued)

The following table presents the activity in the Company’s current expected credit losses related to loans held-for-investment by loan type for the nine months ended September 30, 2025 and 2024 (in thousands):

	First Mortgage Loans	Unfunded First Mortgage Loans (1)	Liquid Corporate Senior Loans	Unfunded or Unsettled Liquid Corporate Senior Loans (1)	Corporate Senior Loans	Unfunded Corporate Senior Loans (1)	Total
Current expected credit losses as of January 1, 2025	$381,825	$13,917	$5,814	$—	$4,497	$677	$406,730
(Reversal of) provision for credit losses	(11,922)	5,486	(2)	—	260	(63)	(6,241)
Charge-offs of CECL	(87,475)	—	(3,371)	—	—	—	(90,846)
Current expected credit losses as of March 31, 2025	$282,428	$19,403	$2,441	$—	$4,757	$614	$309,643
Provision for (reversal of) credit losses	4,240	(838)	305	—	577	(42)	4,242
Current expected credit losses as of June 30, 2025	$286,668	$18,565	$2,746	$—	$5,334	$572	$313,885
Provision for (reversal of) credit losses	4,371	(694)	2,439	—	345	282	6,743
Current expected credit losses as of September 30, 2025	$291,039	$17,871	$5,185	$—	$5,679	$854	$320,628

Current expected credit losses as of January 1, 2024	$109,240	$10,062	$19,738	$3	$3,620	$495	$143,158
Provision for (reversal of) credit losses	77,564	(6,653)	(3,719)	(1)	249	(78)	67,362
Charge-offs of CECL	—	—	(1,649)	—	—	—	(1,649)
Current expected credit losses as of March 31, 2024	$186,804	$3,409	$14,370	$2	$3,869	$417	$208,871
Provision for (reversal of) credit losses	211,485	7,197	(5,963)	(1)	(335)	(13)	212,370
Charge-offs of CECL	—	—	(480)	—	—	—	(480)
Current expected credit losses as of June 30, 2024	$398,289	$10,606	$7,927	$1	$3,534	$404	$420,761
(Reversal of) provision for credit losses	(24,304)	5,029	(4,050)	(1)	595	117	(22,614)
Charge-offs of CECL	—	—	(2,860)	—	—	—	(2,860)
Current expected credit losses as of September 30, 2024	$373,985	$15,635	$1,017	$—	$4,129	$521	$395,287
____________________________________
(1)Current expected losses for unfunded or unsettled loan commitments are included in accrued expenses and accounts payable on the condensed consolidated balance sheets.
Changes to current expected credit losses are recognized through net income (loss) on the Company’s condensed consolidated statements of operations.
During the three months ended September 30, 2025, the Company recorded a net increase of $6.7 million in the current expected credit loss reserve against the loans held-for-investment portfolio, bringing the total current expected credit loss reserve on funded and unfunded commitments to $320.6 million. The current expected credit loss reserve reflects certain loans assessed for impairment as well as macroeconomic and current portfolio conditions.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited) – (Continued)

As of September 30, 2025, the Company did not have any first mortgage loan investments on nonaccrual status. As of September 30, 2025, the Company’s asset-specific credit loss reserve totaled $247.9 million on funded and unfunded commitments, which related to the Company’s risk-rated 5 first mortgage loans and liquid corporate senior loans. The asset-specific credit loss reserve is recorded based on the Company’s estimation of the fair value of each loan’s underlying collateral, less costs to sell the underlying collateral where applicable, as of September 30, 2025.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited) – (Continued)

The Company’s primary credit quality indicator is its risk ratings, which are further discussed above. The following table presents the net book value of the Company’s loans held-for-investment portfolio as of September 30, 2025 by year of origination, loan type, and risk rating (dollar amounts in thousands):

		Amortized Cost of Loans Held-For-Investment by Year of Origination (1)
		As of September 30, 2025
	Number of Loans	2025	2024	2023	2022	2021	Prior	Total
First mortgage loans by internal risk rating:
1	—	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—	—
3	20	182,847	79,713	345,353	612,263	507,291	—	1,727,467
4	7	—	102,636	—	233,487	160,615	71,140	567,878
5	6	—	—	—	484,435	295,589	53,849	833,873
Total first mortgage loans	33	182,847	182,349	345,353	1,330,185	963,495	124,989	3,129,218
Liquid corporate senior loans by internal risk rating: (2)
1	—	—	—	—	—	—	—	—
2	—	—	—	—	—	—	—	—
3	4	—	—	1,711	13,521	2,515	—	17,747
4	2	—	1,874	—	—	2,995	—	4,869
5	4	—	4,320	1,153	—	1,300	—	6,773
Total liquid corporate senior loans	10	—	6,194	2,864	13,521	6,810	—	29,389
Corporate senior loans by internal risk rating:
1	—	—	—	—	—	—	—	—
2	—	—	—	—	—	—	—	—
3	30	72,774	125,397	72,930	28,563	—	—	299,664
4	3	—	—	11,581	26,130	—	—	37,711
5	—	—	—	—	—	—	—	—
Total corporate senior loans	33	72,774	125,397	84,511	54,693	—	—	337,375
Less: Current expected credit losses								(301,903)
Total loans held-for-investment and related receivables, net	76							$3,194,079
Weighted Average Risk Rating (3)								3.7

Gross charge-offs (4)		—	(155)	—	—	(90,691)	—	$(90,846)
____________________________________
(1)Date loan was originated or acquired by the Company. Origination dates are subsequently updated to reflect material loan modifications.
(2)As of September 30, 2025, four of the Company’s liquid corporate senior loan investments were on nonaccrual status with an aggregate carrying value of $6.8 million, which represented less than 1.0% of the carrying value of the Company’s loans held-for-investment portfolio.
(3)Weighted average risk rating calculated based on carrying value at period end.
(4)Represents gross charge-offs by year of origination during the nine months ended September 30, 2025.
Loan Modifications
The Company may amend or modify a loan depending on the loan’s specific facts and circumstances, which are disclosable under ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited) – (Continued)

Disclosures (“ASU 2022-02”). Such modifications generally provide borrowers with additional time to refinance or sell the collateral property, interest payment adjustments, deferral of scheduled principal repayments, and/or adjustments or waivers of performance tests that are prerequisite to the extension of a loan maturity. Loan modifications that allow for the option to pay interest in-kind (“PIK”) result in the interest being capitalized and added to the outstanding principal balance of the respective loan. During the nine months ended September 30, 2025, the Company entered into four loan modifications that require disclosure pursuant to ASC 326.
During the nine months ended September 30, 2025, the Company modified a first mortgage loan collateralized by an office property into two distinct mortgage loans with a principal balance of $78.6 million (“Note A”) and $52.3 million (“Note B”). As of September 30, 2025, the loans had an aggregate carrying value of $130.5 million, representing approximately 4.2% of the Company’s first mortgage loans and were risk-rated 5. The loan modification extended the initial maturity date from January 7, 2025 to February 7, 2029, with two one-year extension options and allows for future funding advances up to an aggregate amount of $14.5 million. In addition, the variable interest rate on Note A was modified from 2.90% plus Term SOFR (as defined in the applicable loan documents) to a fixed interest rate of 5.0% through February 7, 2026, then 6.0% through the initial maturity date and allows for the accrual of PIK interest for any portion of the interest unable to be paid on a monthly basis due to insufficient cash flow. Note B is not subject to any interest payments, provided no event of default occurs as defined in the loan agreement. The Company received a $12.0 million repayment in connection with the loan modification. During the nine months ended September 30, 2025, interest accrual was resumed on Note A, after previously being on nonaccrual status. The borrower elected to PIK $1.5 million of interest during the nine months ended September 30, 2025.
The Company modified a first mortgage loan collateralized by an office property during the nine months ended September 30, 2025. As of September 30, 2025, the loan had a carrying value of $168.3 million, representing approximately 5.4% of the Company’s first mortgage loans and was risk-rated 4. The loan modification extended the initial maturity date from February 7, 2025, with two one-year extension options, to February 7, 2028, with one one-year extension option. The Company received a $10.0 million repayment in connection with the loan modification.
The Company modified a first mortgage loan and a contiguous mezzanine loan with principal balances of $57.2 million and $19.1 million, respectively, collateralized by two multifamily properties during the nine months ended September 30, 2025. As of September 30, 2025, the loans had a combined carrying value of $76.0 million, representing approximately 2.4% of the Company’s first mortgage loans and were risk-rated 4. The loan modifications increased the minimum strike rate for the interest rate protection from 3.0% to 4.5% for each respective loan. In addition, during the year ended December 31, 2024, the borrower exercised a one-year extension option with a new maturity date of December 16, 2025 and paid down $4.7 million.
The Company modified a corporate senior loan during the nine months ended September 30, 2025. As of September 30, 2025, the loan had a carrying value of $19.4 million, representing approximately 5.8% of the Company’s corporate senior loans and was risk-rated 4. The loan modification requires the accrual of additional PIK interest at a rate of 0.5% per annum, commencing on July 1, 2025 through December 31, 2025. PIK interest will continue to accrue from January 1, 2026 until the leverage ratio falls below the defined threshold specified in the credit agreement. The Company received a $1.0 million repayment in connection with the loan modification and recognized $26,000 of PIK during the nine months ended September 30, 2025.
Other Modifications
While not required to be disclosed pursuant to ASU 2022-02 because the financial difficulty criteria was not met, the Company modified and restructured a first mortgage loan collateralized by a multifamily property during the nine months ended September 30, 2025. As of September 30, 2025, the loan had a carrying value of $54.6 million, representing approximately 1.7% of the Company’s first mortgage loans and was risk rated 3. The loan modification restructured the loan amount from $72.0 million to $55.0 million, extended the initial maturity date from February 6, 2026 with one one-year extension option to March 6, 2028 with two one-year extension options, and modified the variable interest rate from 3.20% plus Term SOFR to 2.85% plus Term SOFR. The Company received a $15.9 million repayment in connection with the loan modification. The loan modification was accounted for as a new loan for GAAP purposes.
NOTE 9 — REPURCHASE FACILITIES, NOTES PAYABLE AND CREDIT FACILITIES
As of September 30, 2025, the Company had $3.0 billion of debt outstanding, including net deferred financing costs, with a weighted average years to maturity of 1.9 years and a weighted average interest rate of 5.2%. The weighted average years to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited) – (Continued)

The following table summarizes the debt balances as of September 30, 2025 and December 31, 2024, and the debt activity for the nine months ended September 30, 2025 (in thousands):

		During the Nine Months Ended September 30, 2025
	Balance as of December 31, 2024	Debt Issuances & Assumptions (1)	Repayments & Modifications	Amortization	Balance as of September 30, 2025
Notes payable – variable rate debt	$606,452	$—	$(151,377)	$—	$455,075
ABS mortgage notes	758,520	—	—	—	758,520
Credit facilities	124,500	58,000	(29,000)	—	153,500
Repurchase facilities	1,693,142	307,898	(387,947)	—	1,613,093
Total debt	3,182,614	365,898	(568,324)	—	2,980,188
Deferred costs – variable rate debt	(1,743)	(77)	314	442	(1,064)
Deferred costs – ABS mortgage notes	(10,582)	(17)	—	1,591	(9,008)
Total debt, net	$3,170,289	$365,804	$(568,010)	$2,033	$2,970,116
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
Notes Payable
As of September 30, 2025, the Company had $455.1 million of variable rate debt outstanding, the borrowings of which are financed through note on note financing arrangements with Massachusetts Mutual Life Insurance Company (“Mass Mutual” and such financing, the “Mass Mutual Financing”), Citibank, N.A. (“Citibank” and such financing, the “Citibank Financing”), and Barclays Bank PLC (“Barclays” and such financing, the “Barclays Financing”) to provide financing for the Company’s CRE mortgage loans (the “Note on Note Financing Arrangements”).
The following table is a summary of the Note on Note Financing Arrangements as of September 30, 2025 (dollar amounts in thousands):

Note on Note Financing Arrangement	Date of Agreement	Maturity Date	Remaining Extension Options (1)	Weighted Average Interest Rate	Loans Financed under Note on Note Financing	Amount Financed
Citibank (2)	6/16/2023	8/9/2026	1/1 yr.	5.5%	$83,948	$62,961
Barclays (2)	10/20/2023	8/9/2026	1/1 yr.	5.5%	148,852	111,639
Mass Mutual	3/16/2022	(3)	N/A	6.5%	395,501	280,475
Total					$628,301	$455,075
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
ABS Mortgage Notes
On July 28, 2021, the Company issued $774.0 million aggregate principal amount of asset backed securities (“ABS”) mortgage notes, Series 2021-1 (the “Class A Notes”) in six classes, as shown below:

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited) – (Continued)

Class of Notes	Initial Principal Balance	Principal Balance as of September 30, 2025	Note Rate	Anticipated Repayment Date	Rated Final Payment Date	Credit Rating (1)
A-1 (AAA)	$146,400,000	$140,208,000	2.09%	July 2028	July 2051	AAA (sf)
A-2 (AAA)	219,600,000	210,312,000	2.57%	July 2031	July 2051	AAA (sf)
A-3 (AA)	39,200,000	39,200,000	2.51%	July 2028	July 2051	AA (sf)
A-4 (AA)	58,800,000	58,800,000	3.04%	July 2031	July 2051	AA (sf)
A-5 (A)	124,000,000	124,000,000	2.91%	July 2028	July 2051	A (sf)
A-6 (A)	186,000,000	186,000,000	3.44%	July 2031	July 2051	A (sf)
	$774,000,000	$758,520,000
____________________________________
(1)Reflects credit rating from Standard & Poor’s Financial Services LLC (“Standard & Poor’s”).
The collateral pool for the Class A Notes is comprised of 169 of the Company’s double- and triple-net leased single tenant properties, together with the related leases and certain other rights and interests. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the Class A Notes was $1.0 billion. As of September 30, 2025, amounts outstanding on the Class A Notes totaled $758.5 million with a weighted average interest rate of 2.8%. The Company may prepay the Class A Notes in full on or after the payment date beginning in July 2026 for the Class A-1 (AAA) Notes, the Class A-3 (AA) Notes and the Class A-5 (A) Notes, and on or after the payment date in July 2028 for the Class A-2 (AAA) Notes, the Class A-4 (AA) Notes and the Class A-6 (A) Notes.
Credit Facilities
As of September 30, 2025, CMFT CL Lending Sub AB, LLC (the “Borrower”), an indirect wholly owned subsidiary of the Company, had a revolving loan and security agreement (the “Loan and Security Agreement”) with each of the lenders from time to time party thereto (the “Lenders”), Ally Bank as administrative agent and arranger (“Ally Bank”), U.S. Bank Trust Company, National Association, as the collateral custodian, and U.S. Bank National Association as the document custodian, which provides for borrowings in an aggregate principal amount up to $300.0 million (the “Loan Facility”), which may be increased during the revolving period (as defined below) to an aggregate principal amount up to $500.0 million as agreed to by the Borrower, any applicable Lender and Ally Bank.
Borrowings under the Loan and Security Agreement will bear interest equal to SOFR for the relevant interest period, plus an applicable rate. The applicable rate is 2.875% per annum (and an additional 2.00% per annum following an event of default under the Loan and Security Agreement). The revolving period began on February 10, 2023 and concludes on the day preceding the earlier to occur of (i) the scheduled revolving period end date of February 10, 2026, (ii) the date of the declaration of the revolving period end date upon the occurrence and continuation of an event of default, and (iii) the termination date. The termination date is the earlier to occur of (i) February 10, 2028 (two years after the revolving period end date) and (ii) the date of the declaration of the termination date or the date of the automatic occurrence of the termination date upon the occurrence and continuation of an event of default. As of September 30, 2025, the amounts borrowed and outstanding under the Loan Facility totaled $141.0 million at a weighted average interest rate of 6.9%.
CMFT Corporate Credit Securities, LLC, an indirect wholly-owned, bankruptcy-remote subsidiary of the Company, has a revolving credit and security agreement (the “Fourth Amended Credit and Security Agreement”) with the lenders from time to time parties thereto, Citibank, as administrative agent, CMFT Securities, as equityholder and as collateral manager, Citibank (acting through its Agency & Trust division), as both a collateral agent and as a collateral custodian, and Virtus Group, LP, as collateral administrator. The Fourth Amended Credit and Security Agreement provides for available borrowings under the revolving credit facility up to an aggregate principal amount of $18.0 million (the “Credit Securities Revolver”). The Credit Securities Revolver may be increased from time to time pursuant to the Fourth Amended Credit and Security Agreement. As of September 30, 2025, the amounts borrowed and outstanding under the Credit Securities Revolver totaled $12.5 million at a weighted average interest rate of 6.8%.
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
September 30, 2025 (Unaudited) – (Continued)

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
The Company believes it was in compliance with the financial covenants under the Company’s various fixed and variable rate debt agreements, as of September 30, 2025.
Repurchase Facilities
As of September 30, 2025, indirectly owned subsidiaries of the Company (individually, a “Lending Sub”, and collectively, the “Lending Subs”), had Master Repurchase Agreements with Citibank, Barclays, Wells Fargo Bank, N.A. (“Wells Fargo”), Deutsche Bank AG (“Deutsche Bank”), and J.P. Morgan Securities LLC (“J.P. Morgan”) (collectively, the “Repurchase Agreements”) to provide financing primarily through each bank’s purchase of the Company’s CRE mortgage loans and CMBS and future funding advances (the “Repurchase Facilities”).
The following table is a summary of the Repurchase Facilities as of September 30, 2025 (dollar amounts in thousands):

Repurchase Facility	Date of Agreement	Maturity Date	Remaining Extension Options (1)	Maximum Facility Size		Weighted Average Interest Rate		Loans Financed under Repurchase Facility (2)	Amount Financed
Citibank	6/4/2020	3/5/2027	2/1 yr.	$26,537		6.7%	(3)	$82,750	$26,537
Citibank (4)	12/19/2023	12/19/2025	3/1 yr.	600,790		5.9%	(3)	546,434	414,381
Barclays	9/21/2020	9/22/2026	1/1 yr.	558,947		6.0%	(3)	709,138	378,334
Barclays (4)	12/4/2023	12/4/2026	2/1 yr.	691,053		6.0%	(3)	115,754	81,095
Wells Fargo	5/20/2021	8/30/2026	1/1 yr.	512,004		5.9%	(3)	741,949	512,004
Wells Fargo(4)	8/15/2025	8/15/2027	3/1 yr.	250,000		6.6%	(3)	30,300	22,725
Deutsche Bank (4)	10/8/2021	10/8/2025	2/1 yr.	300,000		6.8%	(3)	175,936	99,914
J.P. Morgan (4)	6/1/2022	(5)	(5)	—	(5)	5.4%	(6)	134,483	78,103
Total				$2,939,331				$2,536,744	$1,613,093
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
(6)Under the Master Repurchase Agreement with J.P. Morgan, advances under the repurchase agreement may be made based on one-month Term SOFR plus a spread designated by J.P. Morgan, which as of September 30, 2025, ranges from 1.10% to 1.40%.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited) – (Continued)

The Repurchase Agreements provide for agreements by each of Citibank, Barclays, Wells Fargo, Deutsche Bank and J.P. Morgan to re-sell such purchased CRE mortgage loans and CMBS back to Lending Subs at a certain future date or upon demand.
In connection with certain of the Repurchase Agreements, the Company (as the guarantor) entered into guaranties with Citibank, Barclays, Wells Fargo, and Deutsche Bank (the “Initial Guaranties”), under which the Company agreed to guarantee up to 25% of the obligations of the applicable Lending Sub under certain Repurchase Agreements. In addition, in connection with certain of the Repurchase Agreements, the Company (as the “Initial Guarantor”) and CLR (as a “Replacement Guarantor” and together with the Initial Guarantor, the “Guarantors”) entered into or amended guaranties with Citibank, Barclays and Deutsche Bank during the year ended December 31, 2023 (the “2023 Guaranties”, and together with the Initial Guaranties, the “Guaranties”), on a joint and several basis until the satisfaction of certain conditions as set forth in the guaranties, at which point the Replacement Guarantor will become the sole guarantor under the guaranty (the “Guarantor Replacement Event”). Under the 2023 Guaranties, the Initial Guarantor and the Replacement Guarantors agreed to guarantee the respective Lending Subs’ obligations under the applicable Repurchase Agreements. Additionally, during the nine months ended September 30, 2025, in connection with the J.P. Morgan Repurchase Facility and the Wells Fargo Repurchase Facility, the Company and CLR (as the guarantors) entered into a guaranty with each of J.P. Morgan and Wells Fargo, under which the Company and CLR agreed to guarantee the obligations of the Lending Sub under the Repurchase Agreements with J.P. Morgan and Wells Fargo on a joint and several basis until the Company is permitted to be removed as a guarantor upon the satisfaction of certain conditions set forth in the guaranty, leaving CLR as the sole guarantor under the guaranties with J.P. Morgan and Wells Fargo.
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
The Company believes it was in compliance with the financial covenants under the Repurchase Agreements as of September 30, 2025.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited) – (Continued)

The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt subsequent to September 30, 2025 (in thousands):

Principal Repayments
Remainder of 2025	$592,397
2026	1,146,033
2027	296,398
2028	490,248
2029	—
Thereafter	455,112
Total	$2,980,188
NOTE 10 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation and claims. The Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or of which the Company’s properties are the subject.
Unfunded Commitments
As of September 30, 2025, the Company had $184.1 million of unfunded loan commitments related to its existing CRE loans held-for-investment and corporate senior loans, and $49.2 million of unfunded commitments related to NewPoint JV. These commitments are not reflected in the accompanying condensed consolidated balance sheets. Current expected credit losses for unfunded or unsettled loan commitments are included in accrued expenses and accounts payable on the accompanying condensed consolidated balance sheets.
As of September 30, 2025, the Company had $7.1 million of unsettled CMBS acquisitions, all of which settled subsequent to September 30, 2025. Additionally, the Company had $1.3 million of an unsettled liquid corporate senior loan sale, which settled subsequent to September 30, 2025. Unsettled acquisitions are included in cash and cash equivalents in the accompanying consolidated balance sheets and unsettled sales are included in loans held-for-investment and related receivables, net in the accompanying consolidated balance sheets.
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
September 30, 2025 (Unaudited) – (Continued)

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
CMFT Management is entitled to receive incentive compensation, payable with respect to each quarter, which is generally equal to the excess of (a) the product of (i) 20% and (ii) the excess of (A) Core Earnings (as defined in the Management Agreement) of the Company for the previous 12-month period, over (B) the product of (1) the Company’s Consolidated Equity (as defined in the Management Agreement) in the previous 12-month period, and (2) 7% per annum, over (b) the sum of any incentive compensation paid to CMFT Management with respect to the first three calendar quarters of such previous 12-month period (or such lesser number of completed calendar quarters preceding the applicable period, if applicable). During the three and nine months ended September 30, 2025 and 2024, no incentive compensation fees were incurred.
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
September 30, 2025 (Unaudited) – (Continued)

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
The Company and CMFT Management have entered into an agreement (the “Offset Agreement”) whereby, (i) for so long as CMFT Management is the external manager of the Company and an affiliate of CIM Group, the Company’s management fee payable to CMFT Management will be reduced by the Company’s proportional share, based on its ownership of CLR, of the base management fee and performance fee payable to CMFT Management by CLR, and (ii) if the Management Agreement and either or both of the CLR Advisory Agreements are simultaneously terminated without cause, the termination fee payable by the Company to CMFT Management or the Investment Advisor, as applicable, under the applicable CLR Advisory Agreement shall be reduced by the Company’s proportional share, based on its ownership of CLR, of the termination fee payable to CMFT Management or the Investment Advisor by CLR under the applicable CLR Advisory Agreement, such that, in each case, the Company will not pay more fees than would otherwise be payable under its Management Agreement or Investment Advisory and Management Agreement, as applicable. The Offset Agreement also provides that CMFT Management will reimburse to the Company 50% of the organization and offering expenses paid by the Company for CLR, which reimbursement may be paid as a reduction in the management fee payable to CMFT Management under the Management Agreement. Organization and offering expenses is defined in the CLR Management Agreement as any and all costs and expenses incurred by or on behalf of CLR in connection with the formation of CLR and the marketing and distribution of its common shares of beneficial interest. During the nine months ended September 30, 2025, the Company did not receive any reimbursements from CMFT Management for organization and offering expenses paid by the Company for CLR.
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
September 30, 2025 (Unaudited) – (Continued)

excluding the Company’s executive officers (other than the chief financial officer) and any portfolio management, acquisitions or investment professionals.
The Company recorded fees and expense reimbursements as shown in the table below for services provided by CMFT Management or its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Management fees	$11,681	$12,202	$35,092	$37,506
Expense reimbursements to related parties	$3,707	$3,864	$10,121	$10,583
Due to Affiliates
Of the amounts shown above, $12.9 million and $14.1 million had been incurred, but not yet paid, for services provided by CMFT Management or its affiliates in connection with the management and operating activities during the nine months ended September 30, 2025 and 2024, respectively, and such amounts were recorded as liabilities of the Company as of such dates.
The following table details the components of due to affiliates as of September 30, 2025 (in thousands):

	September 30, 2025	December 31, 2024
Accrued management fees	$11,617	$12,172
Accrued expense reimbursement to related parties	1,287	1,497
Total due to affiliates	$12,904	$13,669
Development and Property Management Agreements
On January 7, 2021, the Company completed foreclosure proceedings to take control of the assets which previously secured its mezzanine loans, including 75 condominium units and 21 rental units across four buildings in New York. Upon foreclosure, and with the approval of the Board’s former valuation, compensation and affiliate transactions committee, CIM NY Management, LLC, an affiliate of the Company’s manager, CMFT Management, entered into a Development Management Agreement with the indirect wholly owned subsidiaries of the Company that own each of the four buildings (the “Building Owners”), wherein CIM NY Management, LLC will act as project manager in overseeing the development and construction of property improvements in accordance with each respective Development Management Agreement (the “Development Services”). In consideration for the Development Services, CIM NY Management, LLC will receive a development management fee from the Building Owners equal to 4% of the aggregate gross project costs expended during the term of the Development Management Agreement, subject to the conditions in each respective Development Management Agreement. During the nine months ended September 30, 2025 and 2024, the Company recorded $318,000 and $563,000, respectively, in development management fees. Additionally, CIM NY Management, LLC is reimbursed by the Building Owners for expenses incurred in connection with the Development Services, including services provided that are incidental to but not part of the Development Services. The Development Management Agreement shall remain in effect until the project completion date and is terminable by either party with fifteen days prior notice to the other party, with or without cause.
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
September 30, 2025 (Unaudited) – (Continued)

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
Investments with Affiliates of the Manager
In September 2021, the Company co-invested $68.4 million in preferred units and $138.8 million in a first mortgage loan to a third-party for the purchase of a multi-family, office and retail building in Fort Lauderdale, Florida with CIM Real Assets & Credit Fund, a fund that is advised by affiliates of CMFT Management (“CIM RACR”). The Company redeemed its investment in the preferred units during the year ended December 31, 2022 in exchange for an investment in a first mortgage loan. As of September 30, 2025, $199.9 million of the first mortgage loan was outstanding.
In October 2021, the Company invested in a $130.0 million first mortgage loan, with an initial advance of $119.0 million, to a third-party, the proceeds of which were used to finance the acquisition of a property from a fund that is advised by an affiliate of CMFT Management. As of September 30, 2025, $98.0 million of the first mortgage loan was outstanding.
In November 2021, the Company entered into the Unconsolidated Joint Venture (the “MT-FT JV”) with CMMT Holdings, LLC, a fund that is advised by an affiliate of CMFT Management, for the purposes of investing in the NewPoint JV. As of September 30, 2025, the Company owned approximately 50% of the equity interests of the MT-FT JV and has committed to fund capital to the MT-FT JV up to $212.5 million, of which $163.3 million has been funded, net of $100.9 million returned to the Company that can be called back by NewPoint JV through NP JV Holdings as a capital call on a future date. For more information on the NewPoint JV, see Note 2 — Summary of Significant Accounting Policies and Note 6 — Investment in Unconsolidated Entities.
In December 2021, the Company invested in a $155.0 million first mortgage loan, with an initial advance of $154.0 million, to a third-party, the proceeds of which were used to finance the acquisition of a property from a fund that is advised by an affiliate of CMFT Management. As of September 30, 2025, $155.0 million of the first mortgage loan was outstanding.
In April 2022, the Company invested in a $147.0 million first mortgage loan, with an initial advance of $143.0 million, to a third-party, which was previously funded by a fund that is advised by an affiliate of CMFT Management. During the nine months ended September 30, 2025, the Company sold the first mortgage loan to its consolidated subsidiary, CLR, for $120.0 million. As of September 30, 2025, $120.2 million of the first mortgage loan was outstanding.
During the nine months ended September 30, 2025, the Company and CIM RACR co-invested $13.0 million and $1.6 million, respectively, in three corporate senior loans to a third-party. As of September 30, 2025, the Company and CIM RACR were co-invested in 11 corporate senior loans with an outstanding balance of $153.2 million. The Sub-Advisor provided investment management services related to these corporate senior loans pursuant to the Sub-Advisory Agreement.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited) – (Continued)

NOTE 13 — STOCKHOLDERS’ EQUITY
Equity-Based Compensation
On April 27, 2022, the Board and the compensation committee of the Board approved the Amended and Restated CIM Real Estate Finance Trust, Inc. 2022 Equity Incentive Plan (the “2022 Plan”) and the 2022 Plan was approved by the Company’s stockholders at the Company’s 2022 Annual Meeting of Stockholders held on July 12, 2022. Awards that are granted on or after the effective date of the 2022 Plan are subject to the terms and provisions of the 2022 Plan. The total number of shares of Company common stock reserved and available for issuance under the 2022 Plan at any time during the term of the 2022 Plan is 250,000 shares, and awards of approximately 61,000 shares of common stock are available for future grant at September 30, 2025. Under the 2022 Plan, the Board or the compensation committee of the Board has the authority to grant certain awards to employees, non-employee directors, and consultants or advisors of the Company, including stock option awards, restricted stock awards or deferred stock awards, which awards will further align such persons’ interests with the interests of the Company’s stockholders. The Board or the compensation committee of the Board also has the authority to determine the terms of any award granted pursuant to the 2022 Plan, including vesting schedules, restrictions and acceleration of any restrictions. The 2022 Plan may be amended or terminated by the Board or the compensation committee of the Board at any time, subject to the right of the Company’s stockholders to approve certain amendments.
On January 9, 2024, the compensation committee of the Board approved and adopted the CIM Real Estate Finance Trust, Inc. 2024 Manager Equity Incentive Plan (the “Manager Plan”) and the Manager Plan was approved by the Company’s stockholders at the Company’s 2024 Annual Meeting of Stockholders held on July 11, 2024. The Manager Plan provides for the grant of non-qualified stock options, restricted stock awards, restricted stock unit awards, and stock appreciation right awards, and dividend equivalents, to eligible named executive officers (as defined in Item 402 of Regulation S-K) of the Company or to CMFT Management, which in turn will transfer such incentives to employees, advisors, or consultants of CMFT Management and its affiliates who provide services to CMFT Management or its affiliates in support of the Company and its subsidiaries. The maximum number of shares of common stock of the Company that may be subject to awards granted under the Manager Plan is 12,000,000 shares. As of September 30, 2025, there were approximately 6.4 million shares remaining that may be subject to awards granted under the Manager Plan. The Manager Plan will expire on January 9, 2034, unless terminated earlier by the Board or the compensation committee.
The following tables summarize the (i) non-vested shares of restricted stock and restricted stock units and (ii) vesting schedule of shares of restricted stock and restricted stock units for the Company’s directors, officers and employees of the Manager as of September 30, 2025 (dollar amounts in thousands):

	Restricted Stock Grants (2022 Plan)	Restricted Stock Units (Manager Plan) (1)	Grant Date Fair Value (2)
Outstanding as of January 1, 2025	39,409	2,611,361
Granted	9,852	—	$60
Vested	—	—	N/A
Forfeited	—	—	N/A
Outstanding as of March 31, 2025	49,261	2,611,361
Granted	—	2,186,565	$11,414
Vested	—	(364,378)	N/A
Forfeited	—	—	N/A
Outstanding as of June 30, 2025	49,261	4,433,548
Granted	—	—	$—
Vested	—	—	N/A
Forfeited	—	—	N/A
Outstanding as of September 30, 2025	49,261	4,433,548
____________________________________
(1)Each restricted stock unit represents a contingent right to receive one share of the Company’s common stock, payable 50% in the Company’s common stock and 50% in the cash value thereof.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited) – (Continued)

(2)The fair value of the Company’s share awards is determined using the Company’s per share NAV on the date of grant.
Compensation expense related to the restricted shares and restricted stock units are recognized over the vesting period. The Company recorded compensation expense of $2.5 million and $6.3 million for the three and nine months ended September 30, 2025, respectively, and $1.7 million and $4.4 million for the three and nine months ended September 30, 2024, respectively, related to the restricted shares and restricted stock units, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. As of September 30, 2025, there was $17.8 million of total unrecognized compensation expense related to these restricted shares and restricted stock units, which will be recognized ratably over the remaining respective periods of service. On October 1, 2025, as part of the annual retainers paid to the independent members of the Board and pursuant to the 2022 Plan, the three independent members of the Board were each granted approximately 19,157 restricted shares, which will vest on October 1, 2026.
Below is a summary of restricted stock and restricted stock units vesting dates as of September 30, 2025:

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
As of September 30, 2025, the Company’s leases had a weighted-average remaining term of 9.6 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As of September 30, 2025, the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, was as follows (in thousands):

Future Minimum Rental Income
Remainder of 2025	$31,268
2026	93,067
2027	93,220
2028	90,196
2029	88,838
Thereafter	589,290
Total	$985,879
A certain amount of the Company’s rental and other property income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited) – (Continued)

levels. For the three and nine months ended September 30, 2025 and 2024, the amount of the contingent rent earned by the Company was not significant.
Rental and other property income during the three and nine months ended September 30, 2025 and 2024 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fixed rental and other property income (1)	$25,141	$21,522	$78,350	$66,110
Variable rental and other property income (2)	2,297	1,406	7,075	4,954
Total rental and other property income	$27,438	$22,928	$85,425	$71,064
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
The Company has one property subject to a non-cancelable operating ground lease with a remaining term of 7.9 years, with a lease liability (in deferred rental income and other liabilities) and a related right-of-use (“ROU”) asset (in prepaid expenses and other assets) of $1.7 million in the condensed consolidated balance sheets. The lease liability and ROU asset were initially measured at the present value of the future minimum lease payments using a discount rate of 4.3%. This reflects the Company’s incremental borrowing rate, which was calculated based on the interest rate the Company would incur to borrow on a fully collateralized basis over a term similar to the lease.
The Company recognized $63,000 and $188,000 of ground lease expense during the three and nine months ended September 30, 2025, respectively, of which $61,000 and $182,000, respectively, was paid in cash during the period it was recognized. As of September 30, 2025, the Company’s scheduled future minimum rental payments related to its operating ground lease is approximately $63,000 for the remainder of 2025, $250,000 annually for 2026 through 2030, and $667,000 thereafter through the maturity date of the lease in August 2033.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited) – (Continued)

The following tables present segment reporting for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Real Estate	Credit	Corporate/Other (1)	Company Total
Three Months Ended September 30, 2025
Revenues:
Rental and other property income	$27,438	$—	$—	$27,438
Interest income	—	77,023	—	77,023
Total revenues	27,438	77,023	—	104,461
Expenses:
General and administrative	132	664	6,106	6,902
Interest expense, net	5,748	37,424	—	43,172
Property operating	1,552	—	1,216	2,768
Real estate tax	1,146	—	95	1,241
Expense reimbursements to related parties	—	—	3,707	3,707
Management fees	2,403	9,278	—	11,681
Transaction-related	—	—	12	12
Depreciation and amortization	8,980	—	—	8,980
Increase in provision for credit losses	—	6,445	—	6,445
Total expenses	19,961	53,811	11,136	84,908
Other income:
Gain on disposition of real estate and condominium developments, net	1,128	—	1,152	2,280
Gain on investment in unconsolidated entities	—	3,781	—	3,781
Unrealized gain on equity securities	—	2,458	—	2,458
Other income, net	77	1,152	1,008	2,237
Total other income	1,205	7,391	2,160	10,756
Segment net income (loss)	$8,682	$30,603	$(8,976)	$30,309
Net income allocated to non-controlling interest	—	27	—	27
Segment net income (loss) attributable to the Company	$8,682	$30,576	$(8,976)	$30,282
Total assets as of September 30, 2025	$1,026,391	$3,786,524	$170,513	$4,983,428
__________________________________
(1)Includes condominium and rental units acquired via foreclosure during the year ended December 31, 2021.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited) – (Continued)

	Real Estate	Credit	Corporate/Other (1)	Company Total
Nine Months Ended September 30, 2025
Revenues:
Rental and other property income	$85,357	$—	$68	$85,425
Interest income	—	232,630	—	232,630
Total revenues	85,357	232,630	68	318,055
Expenses:
General and administrative	259	1,982	17,425	19,666
Interest expense, net	17,454	115,806	—	133,260
Property operating	6,025	—	3,643	9,668
Real estate tax	3,285	—	278	3,563
Expense reimbursements to related parties	—	—	10,121	10,121
Management fees	7,075	28,017	—	35,092
Transaction-related	114	—	41	155
Depreciation and amortization	27,578	—	—	27,578
Real estate impairment	7,674	—	—	7,674
Increase in provision for credit losses	—	73,423	—	73,423
Total expenses	69,464	219,228	31,508	320,200
Other income:
Gain on disposition of real estate and condominium developments, net	1,539	—	6,337	7,876
Gain on investment in unconsolidated entities	—	7,703	—	7,703
Unrealized gain on equity securities	—	3,648	—	3,648
Other income, net	136	2,603	2,829	5,568
Total other income	1,675	13,954	9,166	24,795
Segment net income (loss)	$17,568	$27,356	$(22,274)	$22,650
Net income allocated to non-controlling interest	—	59	—	59
Segment net income (loss) attributable to the Company	$17,568	$27,297	$(22,274)	$22,591
Total assets as of September 30, 2025	$1,026,391	$3,786,524	$170,513	$4,983,428
__________________________________
(1)Includes condominium and rental units acquired via foreclosure during the year ended December 31, 2021.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited) – (Continued)

	Real Estate	Credit	Corporate/Other (1)	Company Total
Three Months Ended September 30, 2024
Revenues:
Rental and other property income	$22,829	$—	$99	$22,928
Interest income	—	98,430	—	98,430
Total revenues	22,829	98,430	99	121,358
Expenses:
General and administrative	115	627	5,208	5,950
Interest expense, net	5,814	54,820	—	60,634
Property operating	965	—	1,364	2,329
Real estate tax	658	—	219	877
Expense reimbursements to related parties	—	—	3,864	3,864
Management fees	2,008	10,194	—	12,202
Transaction-related	—	2	—	2
Depreciation and amortization	7,381	—	—	7,381
Real estate impairment	9	—	3,477	3,486
Increase in provision for credit losses	—	24,527	—	24,527
Total expenses	16,950	90,170	14,132	121,252
Other income (expense):
Gain on disposition of real estate and condominium developments, net	—	—	1,210	1,210
Gain on investment in unconsolidated entities	—	4,608	—	4,608
Unrealized gain on equity security	—	4,486	—	4,486
Other income (expense), net	120	(3,730)	1,465	(2,145)
Loss on extinguishment of debt	—	(950)	—	(950)
Total other income	120	4,414	2,675	7,209
Segment net income (loss)	$5,999	$12,674	$(11,358)	$7,315
Net income allocated to noncontrolling interest	—	3	—	3
Segment net income (loss) attributable to the Company	$5,999	$12,671	$(11,358)	$7,312
Total assets as of September 30, 2024	$1,054,259	$4,091,734	$219,854	$5,365,847
__________________________________
(1)Includes condominium and rental units acquired via foreclosure during the year ended December 31, 2021.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited) – (Continued)

	Real Estate	Credit	Corporate/Other (1)	Company Total
Nine Months Ended September 30, 2024
Revenues:
Rental and other property income	$70,778	$—	$286	$71,064
Interest income	—	306,594	—	306,594
Total revenues	70,778	306,594	286	377,658
Expenses:
General and administrative	360	2,630	15,221	18,211
Interest expense, net	17,436	172,711	—	190,147
Property operating	2,791	—	5,868	8,659
Real estate tax	2,532	—	796	3,328
Expense reimbursements to related parties	—	—	10,583	10,583
Management fees	6,180	31,326	—	37,506
Transaction-related	—	20	48	68
Depreciation and amortization	24,320	—	—	24,320
Real estate impairment	51,478	—	8,940	60,418
Increase in provision for credit losses	—	308,542	—	308,542
Total expenses	105,097	515,229	41,456	661,782
Other income (expense):
Gain on disposition of real estate and condominium developments, net	—	—	4,460	4,460
Gain on investment in unconsolidated entities	—	9,875	—	9,875
Unrealized loss on equity security	—	(11,156)	—	(11,156)
Other income, net	268	651	3,948	4,867
Loss on extinguishment of debt	—	(950)	—	(950)
Total other income (expense)	268	(1,580)	8,408	7,096
Segment net loss	$(34,051)	$(210,215)	$(32,762)	$(277,028)
Net income allocated to noncontrolling interest	—	3	—	3
Segment net loss attributable to the Company	$(34,051)	$(210,218)	$(32,762)	$(277,031)
Total assets as of September 30, 2024	$1,054,259	$4,091,734	$219,854	$5,365,847
__________________________________
(1)Includes condominium and rental units acquired via foreclosure during the year ended December 31, 2021.
NOTE 16 — SUBSEQUENT EVENTS
Redemption of Shares of Common Stock
Subsequent to September 30, 2025, the Company redeemed approximately 1.5 million shares for $7.8 million (at an average redemption price of $5.22 per share). The remaining redemption requests received during the three months ended September 30, 2025 totaling approximately 44.4 million shares went unfulfilled.
Investment, Acquisition and Disposition Activity
Subsequent to September 30, 2025, the Company’s investment, acquisition and disposition activity included the following:
•Acquired one property for a purchase price of $2.4 million. The Company has not completed its initial purchase price allocation with respect to this property and therefore cannot provide similar disclosures to those included in Note 4 — Real Estate Assets in these condensed consolidated financial statements.
•Disposed of one condominium unit for a gross sales price of $5.9 million, resulting in net proceeds of $5.5 million after closing costs and a gain of approximately $224,000.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025 (Unaudited) – (Continued)

•Settled $22.1 million on the purchase of three CMBS, $7.1 million of which were traded as of September 30, 2025, and received full payoffs of $86.3 million on three of the Company’s CMBS.
•Disposed of two nonaccrual liquid corporate senior loans, resulting in proceeds of $395,000 and a loss of approximately $2.1 million.
•Originated two first mortgage loans with an aggregate principal balance of $158.7 million, funded an aggregate amount of $4.0 million to seven of the Company’s first mortgage loans, received $2.0 million of principal repayments on one of the Company’s first mortgage loans, and a full payoff of $47.5 million on one of the Company’s first mortgage loans.
Financing Activity
•Repaid $98.7 million of borrowings under the repurchase facilities with J.P. Morgan and Citibank, both of which are held through CLR.
•Borrowed $101.8 million under the repurchase facilities with J.P. Morgan and Wells Fargo, both of which are held through CLR.
•Extended the maturity date of the repurchase facility with Deutsche Bank from October 2025 to October 2026.

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
As of September 30, 2025, our loan portfolio consisted of 76 loans with a net book value of $3.2 billion, and 18 investments in real estate-related securities and other of $246.1 million. The Company conducts and expects to continue to conduct its commercial real estate lending business through CLR, a Maryland statutory trust and subsidiary of the Company which we expect to be taxed as a REIT for U.S. federal income tax purposes. As of September 30, 2025, CLR holds a diversified portfolio of approximately $1.4 billion which includes first mortgage loans with a net book value of $1.1 billion,

CMBS with an estimated fair value of $142.7 million, and an investment in the Unconsolidated Joint Venture with a carrying value of $152.7 million.
As of September 30, 2025, we owned 198 properties, which consisted of 186 retail properties, eight office properties, and four industrial properties, representing 22 industry sectors and comprising approximately 6.4 million rentable square feet of commercial space located in 37 states, with a net book value of $1.0 billion. As of September 30, 2025, we owned condominium developments with a net book value of $17.7 million.
During the nine months ended September 30, 2025, we disposed of five properties encompassing approximately 401,000 gross rentable square feet and 15 condominium units for a total consideration of $175.2 million, as further discussed in Note 4 — Real Estate Assets to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Our operating results and cash flows are primarily influenced by interest income from our credit investments, rental and other property income from our commercial properties, interest expense on our indebtedness and credit investments and other operating expenses. In general, our business model is such that rising interest rates will correlate to increases in our net income, while declining interest rates will correlate to decreases in our net income. As of September 30, 2025, 90.7% of our CMBS and loans held-for-investment by carrying value earned a floating rate of interest, indexed to SOFR, and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. CMFT Management reviews our investment portfolio and is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary. In addition, as 96.9% of our rentable square feet was under lease, including any month-to-month agreements, as of September 30, 2025, with a weighted average remaining lease term of 9.6 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our manager regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, any available credit rating agency reports on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If our manager identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
Macroeconomic Environment
The nine months ended September 30, 2025 have been characterized by a mix of positive and challenging developments leading to continued volatility in global markets. Investor concerns over inflation, higher interest rates, slowing economic growth, uncertainty around the impacts of imposed tariffs, political and regulatory uncertainty and geopolitical conditions have persisted.
Heightened inflation caused the Federal Reserve to raise interest rates in 2022 and 2023. Although the majority of our business model is such that elevated interest rates will, all else being equal, correlate to increases in our net income, increases in interest rates may adversely affect the ability of our existing borrowers to pay debt service, tenants and property values of our own portfolio and the assets that serve as collateral for our loans. The Federal Reserve began to decrease interest rates in the second half of 2024 and in September 2025, however the timing, direction and extent of any future interest rate changes remains uncertain. In a period of declining interest rates, our interest income on floating-rate investments may generally decrease, subject to the impact of interest rate floors in our investment portfolio.

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

Operating Highlights and Key Performance Indicators
Activity from January 1, 2025 through September 30, 2025
Operating Results:
•Net income attributable to the Company of $22.6 million, or $0.05 per share.
•Redeemed 5.2 million shares under the share redemption program for $28.8 million at an average price of $5.54 per share.
•Declared aggregate distributions of $0.25 per share.
Credit Portfolio Activity:
•Originated $178.6 million first mortgage loans, $55.0 million of which was a result of a loan modification.
•Funded $73.5 million in existing first mortgage loans.
•Invested $1.3 million in liquid corporate senior loans and sold liquid corporate senior loans for an aggregate gross sales price of $4.8 million.
•Invested $97.2 million in corporate senior loans.
•Received principal repayments on loans held-for-investment of $341.7 million.
•Invested $4.6 million in CMBS, received repayments on CMBS of $42.8 million and sold CMBS for an aggregate gross sales price of $60.9 million.
•Received proceeds from the repayment of portfolio investments on the CLO subordinated note of $4.8 million.
•Funded an additional $25.9 million in NP JV Holdings.
Real Estate Portfolio Activity:
•Acquired 14 commercial properties for an aggregate purchase price of $28.7 million.
•Took control of assets securing two risk-rated 5 first mortgage loans, comprised of two office buildings, through deeds-in-lieu of foreclosure with an aggregate fair value of $151.0 million. During the three months ended September 30, 2025, the Company disposed of one of the properties acquired via deed-in-lieu of foreclosure for an aggregate sales price of $91.3 million.
•Disposed of four additional properties for an aggregate sales price of $15.8 million.
•Disposed of 15 condominium units for an aggregate sales price of $68.1 million.
Financing Activity:
•Decreased total debt by $202.4 million, reducing our ratio of debt to total gross assets net of gross intangible lease liabilities to 62.5%.

Portfolio Information
The following table shows the net book value of our portfolio by investment type as of September 30, 2025 and 2024 (dollar amounts in thousands):

	As of September 30,
	2025			2024
	Asset Count	Net Book Value		Asset Count	Net Book Value
Loan Held-For-Investment
First mortgage loans	33	$3,129,218	69.7%	33	$3,561,475	72.2%
Liquid corporate senior loans	10	29,389	0.7%	18	52,100	1.1%
Corporate senior loans	33	337,375	7.5%	20	233,917	4.7%
Less: Current expected credit losses		(301,903)	(6.7)%		(379,131)	(7.7)%
Total loans held-for-investment and related receivables, net	76	3,194,079	71.2%	71	3,468,361	70.3%
Real Estate-Related Securities and Other
CMBS	13	371,500	8.3%	17	411,896	8.3%
CLO subordinated note	1	21,730	0.5%	1	28,061	0.6%
Equity securities	4	35,818	0.8%	4	36,902	0.7%
Less: Current expected credit losses		(182,989)	(4.1)%		(87,232)	(1.8)%
Total real estate-related securities and other, net	18	246,059	5.5%	22	389,627	7.8%
Real Estate
Total real estate assets and intangible lease liabilities, net	198	1,047,587	23.3%	191	1,079,461	21.9%
Total Investment Portfolio (1)(2)	292	$4,487,725	100.0%	284	$4,937,449	100.0%
____________________________________
(1)Table does not include our investment in the Unconsolidated Joint Venture, which had a carrying value of $163.0 million as of September 30, 2025, $152.7 million of which is held through CLR as of September 30, 2025.
(2)As of September 30, 2025, first mortgage loans with a net book value of $1.1 billion and CMBS with an estimated fair value of $142.7 million were held through CLR.
Credit Portfolio Information
The following table details overall statistics for our credit portfolio as of September 30, 2025 (dollar amounts in thousands):

	CRE Loans (1)(2)	Liquid Corporate Senior Loans	Real Estate-Related Securities and Other (2)	Corporate Senior Loans
Number of investments (3)	33	10	18	33
Principal balance	$3,142,133	$29,911	$493,346	$342,073
Net book value	$2,838,179	$24,204	$246,059	$331,696
Unfunded loan commitments	$135,435	$—	$—	$48,627
Weighted-average interest rate (4)(5)	7.3%	10.2%	6.7%	10.0%
Weighted-average maximum years to maturity(5)	2.1	3.2	6.1	3.1
____________________________________
(1)As of September 30, 2025, 90.7% of our loans by principal balance earned a floating rate of interest, primarily indexed to SOFR.
(2)Maximum maturity date assumes all extension options are exercised by the borrower and assumes all relevant conditions are met for such extensions; however, our loans and CMBS may be repaid prior to such date.
(3)Table does not include our investment in the Unconsolidated Joint Venture, which had a carrying value of $163.0 million as of September 30, 2025.

(4)The weighted-average interest rate for variable rate investments is based on the relevant floating benchmark plus a spread.
(5)Does not include the CLO subordinated note. As of September 30, 2025, the CLO subordinated note has an initial maturity date of July 2037 and an estimated effective yield of 15.1%.
Real Estate Portfolio Information
As of September 30, 2025, we owned 198 properties located in 37 states, the gross rentable square feet of which was 96.9% leased, including any month-to-month agreements, with a weighted average lease term remaining of 9.6 years. As of September 30, 2025, we had certain geographic and industry concentrations in our property holdings. As of September 30, 2025, we had properties located in Virginia and Ohio which accounted for 16% and 14%, respectively, of our 2025 annualized rental income. In addition, we had tenants in the health and personal care stores and manufacturing industries, which accounted for 13% and 11% respectively, of our 2025 annualized rental income. During the nine months ended September 30, 2025, we disposed of five properties for an aggregate gross sales price of $107.1 million as well as 15 condominium units for a gross sales price of $68.1 million.
The following table shows the property statistics of our real estate assets as of September 30, 2025 and 2024:

	As of September 30,
	2025	2024
Number of commercial properties	198	191
Rentable square feet (in thousands) (1)	6,367	5,992
Percentage of rentable square feet leased	96.9%	100.0%
Percentage of investment-grade tenants (2)	30.3%	29.9%
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
The following table summarizes our real estate acquisition activity during the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Commercial properties acquired	14	2	16	2
Purchase price of acquired properties (in thousands)	$28,721	$44,148	$179,764	$44,148
Rentable square feet (in thousands)	153	105	948	105
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

The following table compares our summarized results of operations for the three and nine months ended September 30, 2025 and 2024 by operating segment (amounts in thousands):

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2025	September 30, 2024	Change	September 30, 2025	September 30, 2024	Change
Revenues:
Credit Segment	$77,023	$98,430	$(21,407)	$232,630	$306,594	$(73,964)
Real Estate Segment	27,438	22,829	4,609	85,357	70,778	14,579
Corporate	—	99	(99)	68	286	(218)
	104,461	121,358	(16,897)	318,055	377,658	(59,603)
Expenses:
Credit Segment	53,811	90,170	(36,359)	219,228	515,229	(296,001)
Real Estate Segment	19,961	16,950	3,011	69,464	105,097	(35,633)
Corporate	11,136	14,132	(2,996)	31,508	41,456	(9,948)
	84,908	121,252	(36,344)	320,200	661,782	(341,582)
Other income (expense):
Credit Segment	7,391	4,414	2,977	13,954	(1,580)	15,534
Real Estate Segment	1,205	120	1,085	1,675	268	1,407
Corporate	2,160	2,675	(515)	9,166	8,408	758
	10,756	7,209	3,547	24,795	7,096	17,699
Net income (loss)	30,309	7,315	22,994	22,650	(277,028)	299,678
Net income allocated to non-controlling interest	27	3	24	59	3	56
Net income (loss) attributable to the Company	$30,282	$7,312	$22,970	$22,591	$(277,031)	$299,622
Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024
Credit Segment
Revenues
Our Credit segment revenues decreased $21.4 million for the three months ended September 30, 2025, as compared to the same period in 2024. The decrease was primarily due to a decrease in the overall size of our investment portfolio during the three months ended September 30, 2025 as compared to the same period in 2024. As of September 30, 2025, we held credit investments with an outstanding principal balance of $4.0 billion compared to credit investments with an outstanding principal balance of $4.5 billion as of September 30, 2024.
Expenses
Expenses for our Credit segment consist primarily of interest expense, management fees, increases (decreases) to our provision for credit losses, and general and administrative expenses. The decrease in our Credit segment expenses of $36.4 million for the three months ended September 30, 2025, as compared to the same period in 2024, was primarily due to an $18.1 million decrease in provision for credit losses during the three months ended September 30, 2025, as compared to the same period in 2024, due to a decrease in incremental asset-specific credit loss provisions on funded and unfunded commitments related to the Company’s first mortgage loans. The decrease was further driven by a $17.4 million decrease in interest expense, primarily due to decreased outstanding borrowings used to fund credit investments during the three months ended September 30, 2025 as compared to the same period in 2024.
Other Income
Other income for our Credit segment consists of gain on investment in unconsolidated entities, unrealized gain (loss) on equity securities, and dividend income from our equity securities. The increase in our Credit segment other income of $3.0 million during the three months ended September 30, 2025, as compared to the same period in 2024, was primarily due to a $4.9 million increase in other income, net during the three months ended September 30, 2025, as compared to the same period in 2024, primarily related to the recognition of a $7.0 million loss on sale of liquid corporate senior loans during the three months ended September 30, 2024, partially offset by a $1.8 million decrease in interest income generated by short-term liquid investments in cash and cash equivalents on the condensed consolidated balance sheets during the three months ended

September 30, 2025, as compared to the same period in 2024. The increase was offset by a $2.0 million decrease in unrealized gain on equity securities during the three months ended September 30, 2025, as compared to the same period in 2024.
Real Estate Segment
Revenues
The increase in our Real Estate segment revenues of $4.6 million for the three months ended September 30, 2025, as compared to the same period in 2024, was primarily due to the addition of 16 properties subsequent to September 30, 2024. Refer to “Same Store Analysis” below for a further discussion of net operating income at our “same store properties”.
Expenses
The increase in our Real Estate segment expenses of $3.0 million for the three months ended September 30, 2025, as compared to the same period in 2024, was primarily due to an increase in depreciation and amortization expense of $1.6 million. The increase was further driven by a $1.5 million increase in property operating, real estate tax and management fees expense. These increases were driven by the addition of 16 properties subsequent to September 30, 2024. Refer to “Same Store Analysis” below for a further discussion of net operating income at our “same store properties”.
Other Income
Other income for our Real Estate segment primarily consists of gain on disposition of real estate, net, and other income. The increase in our Real Estate segment other income of $1.1 million during the three months ended September 30, 2025, as compared to the same period in 2024 was primarily due to the disposition of one property resulting in a net gain of $1.1 million during the three months ended September 30, 2025, as compared to the disposition of one property and no gain or loss during the same period in 2024.
Corporate and Other
Revenues
During the three months ended September 30, 2025, we did not generate any corporate revenues, which primarily consists of rental income from our condominium and rental units acquired via foreclosure. There was no revenue generated as the Company has disposed of all rent stabilized condominium units as of September 30, 2025. The units that remained during the three months ended September 30, 2025 are under development.
Expenses
Our corporate expenses consist primarily of general and administrative expenses, expense reimbursements to related parties, interest expense, net related to our credit facilities, and property operating expenses related to our condominium and rental units acquired via foreclosure. The decrease in corporate expenses of $3.0 million during the three months ended September 30, 2025 was primarily due to no condominium-related impairment expense recorded for the three months ended September 30, 2025 as compared to $3.5 million during the same period in 2024. The decrease was partially offset by an increase of $898,000 in general and administrative expenses during the three months ended September 30, 2025 as compared to the same period in 2024, primarily in connection with restricted stock unit related expenses recorded during the three months ended September 30, 2025.
Other Income
The decrease in corporate other income of $515,000 during the three months ended September 30, 2025, as compared to the same period in 2024, was primarily due to a decrease in interest income generated by short-term liquid investments in cash and cash equivalents on the condensed consolidated balance sheets for the three months ended September 30, 2025.
Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024
Credit Segment
Revenues
Our Credit segment revenues decreased $74.0 million for the nine months ended September 30, 2025, as compared to the same period in 2024. The decrease was primarily due to a decrease in the overall size of our investment portfolio during the nine months ended September 30, 2025 as compared to the same period in 2024. As of September 30, 2025, we held credit investments with an outstanding principal balance of $4.0 billion compared to credit investments with an outstanding principal balance of $4.5 billion as of September 30, 2024.
Expenses
Expenses for our Credit segment consist primarily of interest expense, management fees, increases (decreases) to our provision for credit losses, and general and administrative expenses. The decrease in our Credit segment expenses of $296.0 million for the nine months ended September 30, 2025, as compared to the same period in 2024, was primarily due to a $235.1 million decrease in provision for credit losses during the nine months ended September 30, 2025, as compared to the same period in 2024 due to six first mortgage loans that were moved to a risk rating of 5 during the nine months ended September 30, 2024, compared to no downgrades to a risk rating of 5 during the nine months ended September 30, 2025. The decrease was further driven by a $56.9 million decrease in interest expense, primarily due to decreased outstanding borrowings used to fund credit investments during the nine months ended September 30, 2025 as compared to the same period in 2024.
Other Income (Expense)
Other income (expense) for our Credit segment consists of gain on investment in unconsolidated entities, unrealized gain (loss) on equity securities, loss on debt extinguishment, along with dividend income from our equity securities. Our Credit segment had other income of $14.0 million during the nine months ended September 30, 2025, as compared to other expense of $1.6 million during the same period in 2024. The change was primarily due to a $3.6 million unrealized gain on equity securities during the nine months ended September 30, 2025, as compared to an $11.2 million unrealized loss on equity securities for the same period in 2024. The increase was further driven by a $2.0 million increase in other income, net primarily related to an $8.0 million decrease in loss on sale of liquid corporate senior loans during the three months ended September 30, 2025, as compared to the same period in 2024, partially offset by a $4.7 million decrease in interest income generated by short-term liquid investments in cash and cash equivalents on the condensed consolidated balance sheets and a $1.1 million decrease in dividend income from our equity securities during the three months ended September 30, 2025, as compared to the same period in 2024. The increase was offset by a $2.2 million decrease in gain on investment in unconsolidated entities during the nine months ended September 30, 2025, as compared to the same period in 2024.
Real Estate Segment
Revenues
The increase in our Real Estate segment revenues of $14.6 million for the nine months ended September 30, 2025, as compared to the same period in 2024, was primarily due to the addition of 16 properties subsequent to September 30, 2024. Refer to “Same Store Analysis” below for a further discussion of net operating income at our “same store properties”.
Expenses
The decrease in our Real Estate segment expenses of $35.6 million for the nine months ended September 30, 2025, as compared to the same period in 2024, was primarily due to a decrease in impairment charges of $43.8 million for the nine months ended September 30, 2025, as compared to the same period in 2024, as three properties were deemed to be impaired during the nine months ended September 30, 2025, resulting in impairment charges of $7.7 million, as compared to seven properties that were deemed to be impaired during the nine months ended September 30, 2024, resulting in impairment charges of $51.5 million. The decrease in Real Estate segment expenses was partially offset by an increase in depreciation and amortization expenses of $3.3 million and an increase in property operating expenses of $3.2 million driven by the acquisition of 16 properties subsequent to September 30, 2024. Refer to “Same Store Analysis” below for a further discussion of net operating income at our “same store properties”.
Other Income
Other income for our Real Estate segment primarily consists of gain on disposition of real estate, net, and other income. The increase in our Real Estate segment other income of $1.4 million for the nine months ended September 30, 2025, as compared to the same period in 2024, was primarily due to the disposition of five properties resulting in a net gain of $1.5 million during the nine months ended September 30, 2025, compared to the disposition of three properties resulting in no gain or loss during the nine months ended September 30, 2024.

Corporate and Other
Revenues
Our corporate revenues, which consist primarily of rental income from our condominium and rental units acquired via foreclosure, decreased $218,000 during the nine months ended September 30, 2025 as compared to the same period in 2024, due to the disposition of all condominium units not under development during the nine months ended September 30, 2025.
Expenses
Our corporate expenses consist primarily of general and administrative expenses, expense reimbursements to related parties, interest expense, net related to our credit facilities, and property operating expenses related to our condominium and rental units acquired via foreclosure. The decrease in corporate expenses of $9.9 million during the nine months ended September 30, 2025 as compared to the same period in 2024, was primarily due to no condominium-related impairment expense recorded during the nine months ended September 30, 2025, as compared to $8.9 million during the same period in 2024. The decrease in corporate expenses was further driven by a decrease in property operating expenses of $2.2 million, due to decreased condominium-related legal expenses and miscellaneous condominium repairs and maintenance expense during the nine months ended September 30, 2025, as compared to the same period in 2024. The decrease was partially offset by an increase of $2.2 million in general and administrative expenses during the nine months ended September 30, 2025, as compared to the same period in 2024, primarily in connection with restricted stock unit related expenses recorded during the nine months ended September 30, 2025.
Other Income
The increase in corporate other income of $758,000 during the nine months ended September 30, 2025 as compared to the same period in 2024, was primarily due to the disposition of 15 condominium units resulting in a net gain of $6.3 million during the nine months ended September 30, 2025, compared to the disposition of 11 condominium units resulting in a net gain of $4.5 million during the nine months ended September 30, 2024. The increase was partially offset by a decrease in other income, net of $1.1 million due to a decrease in interest income generated by short-term liquid investments in cash and cash equivalents on the condensed consolidated balance sheets for the nine months ended September 30, 2025.
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

Comparison of the Three Months Ended September 30, 2025 and 2024
The following table reconciles our Real Estate segment net income (loss), calculated in accordance with GAAP, to net operating income (in thousands):

	For the Three Months Ended September 30,
	2025	2024	Change
Net income	$8,682	$5,999	$2,683
Other expense, net	(77)	(120)	43
Gain on disposition of real estate and condominium developments, net	(1,128)	—	(1,128)
Real estate impairment	—	9	(9)
Depreciation and amortization	8,980	7,381	1,599
Management fees	2,403	2,008	395
General and administrative	132	115	17
Interest expense, net	5,748	5,814	(66)
Net operating income	$24,740	$21,206	$3,534
A total of 181 properties were acquired before July 1, 2024 and represent our “same store” properties during the three months ended September 30, 2025 and 2024. “Non-same store” properties, for purposes of the table below, includes properties acquired or disposed of on or after July 1, 2024.
The following table details the components of our Real Estate segment net operating income broken out between same store and non-same store properties (in thousands):

	Total			Same Store			Non-Same Store
	For the Three Months Ended September 30,			For the Three Months Ended September 30,			For the Three Months Ended September 30,
	2025	2024	Change	2025	2024	Change	2025	2024	Change
Rental and other property income	$27,438	$22,829	$4,609	$21,355	$21,395	$(40)	$6,083	$1,434	$4,649

Property operating expenses	1,552	965	587	574	691	(117)	978	274	704
Real estate tax expenses	1,146	658	488	624	532	92	522	126	396
Total property operating expenses	2,698	1,623	1,075	1,198	1,223	(25)	1,500	400	1,100

Net operating income	$24,740	$21,206	$3,534	$20,157	$20,172	$(15)	$4,583	$1,034	$3,549
Net Operating Income
Same store property net operating income remained relatively consistent during the three months ended September 30, 2025, as compared to the same period in 2024.
Non-same store property net operating income increased $3.5 million during the three months ended September 30, 2025, as compared to the same period in 2024. The increase was primarily due to the acquisition of 16 properties, including two properties acquired through deeds-in-lieu of foreclosure, for an aggregate fair value at the time of acquisition of $179.8 million subsequent to September 30, 2024, partially offset by the disposition of nine properties for an aggregate gross sales price of $136.9 million subsequent to September 30, 2024.

Comparison of the Nine Months Ended September 30, 2025 and 2024
The following table reconciles our Real Estate segment net income (loss), calculated in accordance with GAAP, to net operating income (in thousands):

	For the Nine Months Ended
	2025	2024	Change
Net income (loss)	$17,568	$(34,051)	$51,619
Other expense, net	(136)	(268)	132
Gain on disposition of real estate and condominium developments, net	(1,539)	—	(1,539)
Real estate impairment	7,674	51,478	(43,804)
Depreciation and amortization	27,578	24,320	3,258
Transaction-related	114	—	114
Management fees	7,075	6,180	895
General and administrative	259	360	(101)
Interest expense, net	17,454	17,436	18
Net operating income	$76,047	$65,455	$10,592
A total of 181 properties were acquired before January 1, 2024 and represent our “same store” properties during the nine months ended September 30, 2025 and 2024. “Non-same store” properties, for purposes of the table below, includes properties acquired or disposed of on or after January 1, 2024.
The following table details the components of our Real Estate segment net operating income broken out between same store and non-same store properties (in thousands):

	Total			Same Store			Non-Same Store
	For the Nine Months Ended September 30,			For the Nine Months Ended September 30,			For the Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change	2025	2024	Change
Rental and other property income	$85,357	$70,778	$14,579	$64,705	$64,591	$114	$20,652	$6,187	$14,465

Property operating expenses	6,025	2,791	3,234	2,402	2,229	173	3,623	562	3,061
Real estate tax expenses	3,285	2,532	753	1,690	1,785	(95)	1,595	747	848
Total property operating expenses	9,310	5,323	3,987	4,092	4,014	78	5,218	1,309	3,909

Net operating income	$76,047	$65,455	$10,592	$60,613	$60,577	$36	$15,434	$4,878	$10,556
Net Operating Income
Same store property net operating income remained relatively consistent during the nine months ended September 30, 2025, as compared to the same period in 2024.
Non-same store property net operating income increased $10.6 million during the nine months ended September 30, 2025, as compared to the same period in 2024. The increase was primarily due to the acquisition of 16 properties, including two properties acquired through deeds-in-lieu of foreclosure, for an aggregate fair value at the time of acquisition of $179.8 million subsequent to September 30, 2024, partially offset by the disposition of nine properties for an aggregate gross sales price of $136.9 million subsequent to September 30, 2024.

Distributions
Our Board authorizes distributions on a quarterly basis, which are paid out on a monthly basis.
Our Board authorized the following monthly distribution amounts per share, payable to stockholders as of the record date for the applicable month, during the year ended December 31, 2024 and the nine months ended September 30, 2025 for the periods indicated below:

Period Commencing	Period Ending	Monthly Distribution Amount
January 2024	December 2024	$0.0375
January 2025	March 2026	$0.0283
As of September 30, 2025, we had distributions payable of $12.7 million.
The following table presents distributions and source of distributions for the periods indicated below (dollar amounts in thousands):

	Nine Months Ended September 30,
	2025		2024
	Amount	Percent	Amount	Percent
Distributions paid in cash	$91,634	79%	$114,988	78%
Distributions reinvested	23,806	21%	32,214	22%
Total distributions	$115,440	100%	$147,202	100%
Source of distributions:
Net cash provided by operating activities (1) (2)	$115,440	100%	$147,202	100%
Total sources	$115,440	100%	$147,202	100%
____________________________________
(1)Net cash provided by operating activities for the nine months ended September 30, 2025 and 2024 was $102.7 million and $130.7 million, respectively.
(2)Our distributions covered by cash flows for the nine months ended September 30, 2025 and 2024 include cash flows from operating activities in excess of distributions from prior periods of $12.7 million and $16.5 million, respectively. We have paid, and may continue to pay, some of our distributions from sources other than cash flows from operations, including proceeds from asset sales, proceeds from loan repayments, and borrowings. Distributions at any point in time may not reflect the current performance of our assets or our current operating cash flows.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares of common stock back to us, subject to certain conditions and limitations. We will limit the number of shares redeemed pursuant to our share redemption program as follows: (1) we will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid; and (2) funding for the redemption of shares will be limited, among other things, to the net proceeds we receive from the sale of shares under our DRIP, net of shares redeemed to date. In an effort to accommodate redemption requests throughout the calendar year, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the Secondary DRIP Offering. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We will determine whether we have sufficient funds and/or shares available as soon as practicable after the end of each fiscal quarter, but in any event prior to the applicable payment date. If we cannot purchase all shares presented for redemption in any fiscal quarter, based upon insufficient cash available from the sale of shares under our DRIP and/or the limit on the number of shares we may redeem during any quarter or year, we will give priority to the redemption of deceased stockholders’ shares and stockholders with exigent circumstances, as determined in our sole discretion and accompanied by such evidentiary documentation as we may request. While the shares of deceased stockholders and stockholders determined to have exigent circumstances will be included in calculating the maximum number of shares that may be redeemed in any annual or quarterly period, they will not be subject to the annual or quarterly percentage caps; therefore, if the volume of requests to redeem deceased stockholders’ shares and stockholders determined to have exigent circumstances in a particular quarter were large enough to cause the annual or quarterly percentage caps to be exceeded, even if no other redemption requests were processed, the redemptions of deceased stockholders’ shares and stockholders determined to have exigent circumstances would be completed in full, assuming sufficient proceeds from the sale of shares under our DRIP, net of shares redeemed to date, were available. If sufficient proceeds from the sale of shares under our DRIP, net of shares redeemed to date, were not available to pay all such redemptions in full, the requests to redeem deceased stockholders’ shares and shareholders determined to have exigent circumstances would be honored on a pro rata basis. We next will give priority to requests for full redemption of accounts with a balance of 250 shares or less at the time we receive the request, in order to reduce the expense of maintaining small accounts. Thereafter, we will honor the remaining redemption requests on a pro rata basis. Following such quarterly redemption period, if a stockholder would like to resubmit the unsatisfied portion of the prior request for redemption, such stockholder must submit a new request for redemption of such shares prior to the last day of the new quarter. Unfulfilled requests for redemption will not be carried over automatically to subsequent redemption periods. In addition, our management reserves the right, in its sole discretion at any time, and from time to time, to reject any request for redemption for any reason. Our Board may choose to amend the terms of, suspend or terminate our share redemption program at any time in its sole discretion if it believes that such action is in the best interest of us and our stockholders. Any material modifications or suspension of the share redemption program will be disclosed to our stockholders as promptly as practicable in our reports filed with the SEC and via our website. During the nine months ended September 30, 2025, we received valid redemption requests under our share redemption program totaling approximately 133.8 million shares, of which we redeemed approximately 3.4 million shares as of September 30, 2025 for $17.6 million (at an average redemption price of $5.24 per share) and approximately 1.5 million shares subsequent to September 30, 2025 for $7.8 million (at an average redemption price of $5.22 per share). The remaining redemption requests relating to 128.9 million shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of the share redemption program then in effect. The share redemptions were funded with proceeds from the Secondary DRIP Offering.
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
Sources of Liquidity
Our primary sources of liquidity include cash and cash equivalents and available borrowings under our debt facilities, which are set forth in the following table (in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$255,559	$181,291
Unused borrowing capacity (1)	81,043	91,786
	$336,602	$273,077
____________________________________
(1)Reflects the total borrowing capacity approved by the lenders related to the assets pledged as collateral, less the drawn amount.
See Note 9 — Repurchase Facilities, Notes Payable and Credit Facilities to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional details regarding our repurchase facilities, notes payable and credit facilities. The following table details our outstanding financing arrangements and borrowing capacity as of September 30, 2025 (in thousands):

	Portfolio Financing Outstanding Principal Balance	Maximum Capacity (1)
Notes payable – variable rate debt	$455,075	$455,075
ABS mortgage notes	758,520	758,520
Credit facilities	153,500	318,000
Repurchase facilities	1,613,093	3,017,434	(2)
Total portfolio financing	$2,980,188	$4,549,029
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

Quarter Ended	Quarter-End Balance	Weighted-Average Balance During Quarter	Variance
December 31, 2024	$1,693,142	$1,779,490	$(86,348)	(1)
March 31, 2025	$1,688,721	$1,681,737	$6,984
June 30, 2025	$1,693,710	$1,621,436	$72,274
September 30, 2025	$1,613,093	$1,618,193	$(5,100)
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
Capital Resources
Our principal demands for funds will be for the acquisition or origination of credit investments and real estate, and the payment of tenant improvements, acquisition-related expenses, operating expenses, distributions, redemptions and interest and principal on current and any future debt financings, including principal repayments of $1.7 billion within the next 12 months, $78.1 million of which has a rolling term that resets monthly, as further discussed in Note 9 — Repurchase Facilities, Notes Payable and Credit Facilities to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
As of September 30, 2025, we had unfunded commitments of $184.1 million related to 37 loans and unfunded commitments of $49.2 million related to the NewPoint JV. Loan funding commitments are generally subject to certain conditions and the satisfaction of borrower milestones. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. We expect to fund our loan commitments over the remaining term of the related loans, which have a weighted-average future funding period of 5.6 years.
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

Contractual Obligations
As of September 30, 2025, we had debt outstanding with a carrying value of $3.0 billion and a weighted average interest rate of 5.2%. See Note 9 — Repurchase Facilities, Notes Payable and Credit Facilities to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding, including extension options.
Our contractual obligations as of September 30, 2025 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Unfunded loan commitments (2)	$184,062	$3,000	$88,457	$75,293	$17,312
Principal payments — variable rate debt	455,075	174,600	280,475	—	—
Principal payments — ABS mortgage notes	758,520	—	—	303,408	455,112
Principal payments — credit facilities	153,500	—	153,500	—	—
Principal payments — repurchase facilities	1,613,093	1,482,737	130,356	—	—
Interest payments (3)	236,217	121,693	76,469	27,182	10,873
Total	$3,400,467	$1,782,030	$729,257	$405,883	$483,297
____________________________________
(1)The table does not include amounts due to CMFT Management or its affiliates pursuant to our Management Agreement because such amounts are not fixed and determinable.
(2)Comprised of our unfunded loan commitments to provide additional CRE loan, corporate senior loan and liquid corporate senior loan financing as of September 30, 2025. The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the final maturity date; however, we may be obligated to fund these commitments earlier than such date. This table does not include $49.2 million of unfunded commitments related to the NewPoint JV.
(3)Interest payments on the variable rate debt, credit facilities and repurchase facilities have been calculated based on outstanding balances as of September 30, 2025 through their respective maturity dates. This is only an estimate as actual amounts borrowed and interest rates could vary over time.
We expect to incur additional borrowings in the future to acquire additional properties and credit investments. There is no limitation on the amount we may borrow against any single improved property. As of September 30, 2025, our ratio of debt to total gross assets net of gross intangible lease liabilities was 62.5%.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities decreased by $28.0 million for the nine months ended September 30, 2025, as compared to the same period in 2024. The change was primarily due to a decrease in interest income of $74.0 million, primarily driven by a net decrease in credit investments of $477.0 million. The decrease in credit investments was primarily a result of a net decrease of $436.4 million in first mortgage loans subsequent to September 30, 2024, primarily related to the Company taking possession of the underlying assets of two first mortgage loans through deeds-in-lieu of foreclosure, a net decrease of real estate-related securities and other of $120.9 million, and a net decrease of $23.6 million in liquid corporate senior loans subsequent to September 30, 2024. The decrease was further driven by a decline in interest rates during the period ending September 30, 2025 as compared to the same period in 2024. The decrease was also due to the disposition of nine properties for an aggregate gross sales price of $136.9 million subsequent to September 30, 2024. The decrease was offset by the acquisition of 16 properties, including two properties acquired through deeds-in-lieu of foreclosure, for an aggregate fair value at the time of acquisition of $179.8 million subsequent to September 30, 2024. . See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash provided by investing activities decreased $323.8 million during the nine months ended September 30, 2025, as compared to the same period in 2024. The change was primarily due to a $490.9 million decrease in net proceeds from loans held-for-investment during the nine months ended September 30, 2025, partially offset by an increase in net proceeds from the disposition of real estate assets and condominium units of $85.0 million, as the Company disposed of five properties and 15 condominium units during the nine months ended September 30, 2025, as compared to three properties and 11 condominium units disposed of during the same period in 2024. The decrease was partially offset by $19.7 million in net proceeds on unconsolidated entities during the nine months ended September 30, 2025, as compared to $27.8 million in net investment in unconsolidated entities during the same period in 2024. The decrease was further offset by an increase in net proceeds received from the sale of real estate-related securities of $28.1 million.

Financing Activities. For the nine months ended September 30, 2025, net cash used in financing activities decreased by $488.7 million, as compared to the same period in 2024. The change was primarily due to a decrease in net repayments on the repurchase facilities, notes payable and credit facilities of $462.3 million. The decrease was further driven by a decrease in distributions to shareholders of $23.4 million for the nine months ended September 30, 2025 compared to the same period in 2024.
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
As of September 30, 2025, we had an aggregate of $2.2 billion of variable rate debt, excluding any debt subject to interest rate swap agreements and interest rate cap agreements, if any, and therefore, we are exposed to interest rate changes in SOFR. As of September 30, 2025, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $11.1 million per year.
As the information presented above includes only those exposures that existed as of September 30, 2025, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2025 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2025, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Our share redemption program permits our stockholders to sell their shares of common stock back to us, subject to certain conditions and limitations. We will limit the number of shares redeemed pursuant to our share redemption program as follows: (1) we will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid; and (2) funding for the redemption of shares will be limited, among other things, to the net proceeds we receive from the sale of shares under our DRIP, net of shares redeemed to date. In an effort to accommodate redemption requests throughout the calendar year, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the Secondary DRIP Offering. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. As of September 30, 2025, the most recent estimated per share NAV was $5.22, which was determined by the Board on March 20, 2025 using a valuation date of December 31, 2024.
In general, we redeem shares on a quarterly basis. Shares are redeemed with a trade date no later than the end of the month following the end of each fiscal quarter. Any redemption capacity that is not used as a result of the withdrawal or rejection of redemption requests may be used to satisfy the redemption requests of other stockholders received for that fiscal quarter, and such redemption payments may be made at a later time than when that quarter’s redemption payments are made. During the three months ended September 30, 2025, we redeemed shares, including those redeemable due to death, as follows:

Period (1)	Total Number of Shares Redeemed	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2025 - July 31, 2025	7,228	$5.22		7,228	(3)
August 1, 2025 - August 31, 2025	1,483,973	$5.24	(2)	1,483,973	(3)
September 1, 2025 - September 30, 2025	97,510	$5.25	(2)	97,510	(3)
Total	1,588,711			1,588,711	(3)
____________________________________
(1)Redemptions are included in the month of payment, which is made one business day following the trade date.
(2)Includes prior period redemptions.
(3)A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
Unregistered Sales of Equity Securities
None.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.

Item 5.Other Information
During the three months ended September 30, 2025, none of our directors or officers, as defined in Section 16 of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K of the Exchange Act.

Item 6.Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 (and are numbered in accordance with Item 601 of Regulation S-K).

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
3.1	Articles of Amendment and Restatement of CIM Real Estate Finance Trust, Inc.	8-K	000-54939	3.1	8/20/2019
3.2	Second Amended and Restated Bylaws of CIM Real Estate Finance Trust, Inc.	10-K	000-54939	3.2	3/28/2023
4.1	Second Amended and Restated Distribution Reinvestment Plan.	8-K	000-54939	4.1	5/1/2020
4.2	Master Indenture, dated as of July 28, 2021, by and among CMFT Net Lease Master Issuer, LLC, as issuer, and Citibank N.A., as indenture trustee.	8-K	000-54939	4.1	8/3/2021
4.2.1	Supplemental Indenture No. 1 to the Master Indenture, dated as of July 30, 2024, by and among CMFT Net Lease Master Issuer LLC, as issuer, and Citibank, N.A., as indenture trustee.	10-Q	000-54939	4.2.1	8/14/2024
4.3	Series 2021-1 Indenture Supplement, dated as of July 28, 2021, by and among CMFT Net Lease Master Issuer, LLC, as issuer, and Citibank N.A., as indenture trustee.	8-K	000-54939	4.2	8/3/2021
10.1	Fourth Amendment to Master Repurchase and Securities Contract, dated August 15, 2025 by and between Wells Fargo Bank, N.A. and CMFT RE Lending RF Sub WF, LLC.	8-K	000-54939	10.1	8/21/2025
10.2	Amendment to Master Repurchase and Securities Contract, dated August 15, 2025, by and between CLR RE Lending Sub WF, LLC and Wells Fargo Bank, N.A.	8-K	000-54939	10.2	8/21/2025
10.3	Guaranty and Subordination Agreement, dated as of August 15, 2025, by CIM Real Estate Finance Trust, Inc. and CIM Commercial Lending REIT for the benefit of Wells Fargo Bank, N.A.	8-K	000-54939	10.3	8/21/2025
31.1*	Certifications of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
Date: November 13, 2025