Form 10-K
period 2025-12-31
CIM REAL ESTATE FINANCE TRUST, INC.
filed 2026-03-30
CIK 1498547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There is no established market for the registrant’s shares of common stock. As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, there were approximately 435.0 million shares of common stock held by non-affiliates, for an aggregate market value of $2.3 billion, assuming a market value as of that date of $5.22 per share, the most recent estimated per share net asset value of the registrant’s common stock established by the registrant’s board of directors in effect as of that date. Effective March 27, 2026, the estimated per share net asset value of the registrant’s common stock as of December 31, 2025 is $5.14 per share.
As of March 18, 2026, there were approximately 436.7 million shares of common stock, par value per share of $0.01, of CIM Real Estate Finance Trust, Inc. outstanding.
Documents Incorporated by Reference:
The Registrant incorporates by reference portions of the CIM Real Estate Finance Trust, Inc. Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K).

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
We have two reportable business segments as of December 31, 2025 and we refer to the investments within these segments as our target assets:
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
As of December 31, 2025, our credit portfolio consisted of 78 loans with a net book value of $3.5 billion, and investments in real estate-related securities and other of $169.2 million. We conduct and expect to continue to conduct our commercial real estate lending business through our subsidiary CIM Commercial Lending REIT (“CLR”), a Maryland statutory trust, which we expect to be taxed as a REIT for U.S. federal income tax purposes. As of December 31, 2025, CLR holds a diversified portfolio of approximately $1.6 billion, which includes first mortgage loans with a net book value of $1.4 billion, CMBS with an estimated fair value of $64.2 million, and an investment in the Unconsolidated Joint Venture (as defined in Note 2 — Summary of Significant Accounting Policies — Investment in Unconsolidated Entities to the consolidated financial statements in this Annual Report on Form 10-K) with a carrying value of $138.7 million. In addition, as of December 31, 2025, we owned 202 commercial real estate properties, comprising approximately 6.7 million rentable square feet of commercial space located in 37 states. As of December 31, 2025, the rentable space at these properties was 96.5% leased, including month-to-month agreements, if any. As of December 31, 2025, we also owned condominium developments with a net book value of $12.0 million.
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
We generally intend to hold each property we acquire for an extended period, generally in excess of five years. Holding periods for other real estate-related assets may vary. Circumstances might arise that could cause us to determine to sell an asset before the end of the expected holding period if we believe the sale of the asset would be in the best interests of our stockholders. The determination of whether a particular asset should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing and projected economic conditions, current tenant rolls and tenant creditworthiness, whether we could apply the proceeds from the sale of the asset to acquire other assets, whether disposition of the asset would increase cash flows, and whether the sale of the asset would be a prohibited transaction under the Code or otherwise impact our status as a REIT for federal income tax purposes. During the year ended December 31, 2025, we sold five properties for an aggregate gross sales price of $107.1 million, resulting in net proceeds of $102.7 million after closing costs and a net gain of $1.5 million.
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
As of December 31, 2025, our ratio of debt to total gross assets net of gross intangible lease liabilities was 62.5%.
The following table details our outstanding financing arrangements and borrowing capacity as of December 31, 2025 (in thousands):

	Portfolio Financing Outstanding Principal Balance	Maximum Capacity (1)
Notes payable – variable rate debt	$378,775	$378,775
ABS mortgage notes	758,520	758,520
Credit facilities	187,500	318,000
Repurchase facilities	1,777,400	2,984,256	(2)
Total portfolio financing	$3,102,195	$4,439,551
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
Our Offerings
We commenced our initial public offering in January 2012 on a “best efforts” basis of up to $2.975 billion in shares of common stock (the “Initial Offering”), including $475.0 million in shares allocated to our distribution reinvestment plan (the “DRIP”). In addition, we registered $247.0 million in shares of common stock under the DRIP (the “Initial DRIP Offering”) on December 19, 2013 and an additional $600.0 million in shares of common stock under the DRIP (the “Secondary DRIP Offering,” and together with the Initial DRIP Offering, the “DRIP Offerings,” and the DRIP Offerings collectively with the Initial Offering, the “Offerings”) on August 2, 2016. We continue to issue shares of common stock under the Secondary DRIP Offering. As of December 31, 2025, we had issued approximately $545.2 million in shares of common stock under the Secondary DRIP Offering.
Net Asset Value
Our Board establishes an estimated per share net asset value (“NAV”) of the Company’s common stock for purposes of assisting broker-dealers in meeting their customer account statement reporting obligations under Financial Industry Regulatory Authority (“FINRA”) Rule 2231.
The following table presents the estimated per share NAV of our common stock approved by the Board from November 14, 2023 through March 27, 2026:

Effective Date of Valuation	NAV per Share
November 14, 2023	$6.31
March 1, 2024	$6.09
March 28, 2025	$5.22
March 27, 2026	$5.14
For participants in the DRIP, distributions are reinvested in shares of our common stock under the DRIP at the most recent estimated per share NAV as determined by our Board. As of December 31, 2025, the estimated per share NAV of our common stock was $5.22, which was established by the Board and effective on March 28, 2025 using a valuation date of December 31, 2024. Effective on March 27, 2026, the Board established an updated estimated per share NAV of our common stock, using a valuation date of December 31, 2025, of $5.14 per share. Commencing on March 27, 2026, distributions are reinvested in shares of our common stock under the DRIP at a price of $5.14 per share and $5.14 per share serves as the most recent estimated per share NAV for purposes of the share redemption program. We have not made any adjustments to the valuation of our estimated per share NAV for the impact of other transactions occurring subsequent to March 19, 2026. See Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Share Redemption Program in this Annual Report on Form 10-K for a discussion of our share redemption program.
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
Competition
In our lending and real estate investing activities, we compete for opportunities with a variety of institutional lenders and investors, including other REITs, specialty finance companies, public and private companies, commercial and investment banks, commercial finance and insurance companies and other financial institutions. Several other REITs and other investment vehicles have raised significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for lending and investment opportunities. Some competitors may have a lower cost of funds and access to funding sources, such as the U.S. Government, that are not available to us. Many of our competitors are not subject to the operating constraints associated with REIT compliance or maintenance of an exclusion from regulation under the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of loans and investments, offer more attractive pricing or other terms and establish more relationships than us. Furthermore, competition for originations of and investments in our target assets may lead to the yields of such assets decreasing, which may further limit our ability to generate satisfactory returns.
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
Our share redemption program allows our stockholders to sell shares of our common stock to us in limited circumstances, subject to numerous restrictions. Our ability to provide liquidity through our share redemption program is limited and is primarily funded with net DRIP proceeds. Our redemption program is capped at 5% of the weighted average number of shares outstanding annually (intended to approximate 1.25% of the weighted average number of shares outstanding per quarter). As a result, redemption requests are often pro-rated and unsatisfied requests do not carry over, and in 2025 requests to redeem approximately 173.1 million shares went unfulfilled. If we reduce or suspend DRIP sales or if redemption requests exceed the caps or available DRIP proceeds, we may further limit or reject requests for redemption. There is no public market for our shares, and we cannot guarantee a future liquidity event. The Board may amend the terms of, suspend, or terminate our share redemption program without stockholder approval at any time if it believes that such action is in the best interest of our stockholders, and our management may reject any request for redemption. These restrictions severely limit our stockholders’ ability to sell their shares should they require liquidity and limit our stockholders’ ability to recover the amount they invested or the fair market value of their shares.
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
Because the amount we pay in distributions may exceed our earnings and our cash flows from operations, distributions may not reflect the current performance of our assets or our current operating cash flows. To the extent distributions exceed cash flows from operations, distributions may be treated as a return of our stockholders’ investment and could reduce their basis in our common stock. A reduction in a stockholder’s basis in our common stock could result in the stockholder recognizing more gain upon the disposition of his or her shares, which, in turn, could result in greater taxable income to such stockholder. For more information regarding the sources of distributions for the years ended December 31, 2025 and 2024, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.
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
Furthermore, our manager monitors our portfolio, but it may be difficult to reflect changing market conditions or material events that may impact the value of our portfolio between valuations, or to obtain timely or complete information regarding any such events. Therefore, the estimated per share NAV published before the announcement of an extraordinary event may differ significantly from our actual per share NAV until such time as sufficient information is available and analyzed, the financial impact is fully evaluated, and the appropriate adjustment is made to our estimated per share NAV, as determined by our Board. Any resulting disparity may be to the detriment of an acquiror of our common stock or a stockholder requesting share redemptions pursuant to our share redemption program. The Board established an updated estimated per share NAV of the Company’s shares effective on March 27, 2026, using a valuation date as of December 31, 2025.

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
In the future, we may undertake a listing of our common stock on an exchange, another liquidity event or other action that may involve internalizing our management functions. If our Board determines that it is in our best interest to internalize our management functions, we may negotiate to acquire our manager’s assets and personnel. At this time, we cannot be sure of the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our common stock. The payment of such consideration could result in dilution of our stockholders’ interests and could reduce the net income per share attributable to their investment.
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
Our approach to artificial intelligence (“AI”) may not be successful and could adversely affect our business.
We have incorporated and may continue to incorporate the use of AI within our business, and these solutions and features may become more important to our operations over time. Our research and development of AI remains ongoing. There can be no assurance that we will realize the desired or anticipated benefits or cost-efficiency objectives of, and we may fail to properly implement, such technology. AI presents risks, challenges and unintended consequences that could affect our adoption and use of this technology. Our competitors or other third parties may incorporate AI in their business operations more quickly or more successfully than we do, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, the complex and rapidly evolving landscape around AI may expose us to claims, demands and proceedings by private parties and regulatory authorities and subject us to legal liability as well as reputational harm. Future regulations could impose restrictions on the use of these technologies or require us to implement costly compliance measures. Finally, public perception of new technologies (including AI), such as concerns about data privacy and algorithmic bias, could affect customer acceptance of technology-driven services, which could harm our reputation and business.
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
We routinely evaluate our real estate assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, tenant performance and lease structure. For example, the early termination of, or default under, a lease by a tenant may lead to an impairment charge. Since our real estate segment investment focus is on properties net leased to a single tenant, the financial failure of, or other default by, a single tenant under its lease may result in a significant impairment loss. If we determine that an impairment has occurred, we would be required to make a downward adjustment to the net carrying value of the property, which could have a material adverse effect on our results of operations in the period in which the impairment charge is recorded. Management has recorded an impairment charge related to certain properties in the year ended December 31, 2025, and may record future impairments based on actual results and changes in circumstances. Negative developments in the real estate market may cause management to reevaluate the business and macro-economic assumptions used in its impairment analysis. Changes in management’s assumptions based on actual results may have a material impact on our financial statements. See Note 3 — Fair Value Measurements to our consolidated financial statements in this Annual Report on Form 10-K for a discussion of our real estate impairment charges.
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
As of December 31, 2025, approximately 71.6% of our tenants were not rated or did not have an investment-grade credit rating from a major ratings agency or were not affiliates of companies having an investment-grade credit rating. Our properties with such tenants may have a greater risk of default and bankruptcy than properties leased exclusively to investment-grade tenants. When we acquire properties where the tenant does not have a publicly available credit rating, we will use certain credit assessment tools as well as rely on our own estimates of the tenant’s credit rating which includes reviewing the tenant’s financial information (e.g., financial ratios, net worth, revenue, cash flows, leverage and liquidity, if applicable). If our ratings estimates are inaccurate, the default or bankruptcy risk for the subject tenant may be greater than anticipated. If our lender or a credit rating agency disagrees with our ratings estimates, we may not be able to obtain our desired level of leverage or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.

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
Since we may incur leverage to make investments, our income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. Inflation remained high in 2025. During the 12 months ended December 2025, the consumer price index rose 2.7%. Beginning in 2022, in an effort to combat inflation and restore price stability, the Federal Reserve significantly raised the federal funds rate, which led to increases in interest rates in the credit market. Although the Federal Reserve began lowering the federal funds rate in the second half of 2024 and in the latter part of 2025, the federal funds rate remains well above pre-2022 levels, and any increase in inflation may cause the Federal Reserve to again raise the federal funds rate. Should the Federal Reserve raise rates in the future, this will likely result in further increases in market interest rates. In a rising interest rate environment, any leverage that we incur may bear a higher interest rate than may currently be available. There may not, however, be a corresponding increase in our revenues. Any reduction in the rate of return on new investments relative to the rate of return on current investments, and any reduction in the rate of return on current investments, which could adversely impact our income, reducing our ability to service the interest obligations on, and to repay the principal of, our indebtedness.
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
CMFT Securities was formed for the purpose of holding any investment securities of ours. CMFT Securities has engaged our Investment Advisor to manage the day-to-day business affairs of CMFT Securities and its investments in corporate credit and real estate-related securities. Our Investment Advisor engaged its sub-advisor to provide investment management services with respect to corporate credit-related securities held by CMFT Securities. Our Investment Advisor and its sub-advisor have, and will continue to have, substantial discretion, within our investment guidelines, to make decisions related to the acquisition, management and disposition of our investment securities. If our Investment Advisor and its sub-advisor do not succeed in implementing the investment securities portion of our investment strategy, our performance may suffer. In addition, even though CMFT Securities has the ability to terminate our Investment Advisor at any time and therefore also terminate the sub-

advisor, a termination fee may be required to be paid in connection with such termination and it may be difficult and costly to terminate and replace our Investment Advisor and the sub-advisor.
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
Although the Federal Reserve began lowering the federal funds rate in the second half of 2024 and in the latter part of 2025, the federal funds rate remains well above pre-2022 levels, and any increase in inflation may cause the Federal Reserve to again raise the federal funds rate . If interest rates remain at an elevated level because of the Federal Reserve’s attempt to combat inflation, it could hinder our ability to obtain new debt financing or refinance our maturing debt on favorable terms or at all or to raise debt and equity capital. Our access to capital will depend upon a number of factors, including:
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
We have incurred indebtedness, and in the future may incur additional indebtedness, that bears interest at a variable rate. Beginning in 2022, in an effort to combat inflation and restore price stability, the Federal Reserve significantly raised the federal funds rate, which led to increases in interest rates in the credit market. The Federal Reserve began lowering the federal funds rate in the second half of 2024 and in the latter part of 2025; however, the federal funds rate remains well above pre-2022 levels, and any increase in inflation may cause the Federal Reserve to again raise the federal funds rate . Should the Federal Reserve raise rates in the future, this will likely result in further increases in market interest rates. To the extent that we incur variable rate debt and do not hedge our exposure thereunder, increases in interest rates would increase the amounts payable under such indebtedness, which could reduce our operating cash flows and our ability to pay distributions to our stockholders. In addition, if our existing indebtedness matures or otherwise becomes payable during a period of rising interest rates, we could be required to liquidate one or more of our assets at times that may prevent realization of the maximum return on such assets.
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
Currently, the maximum tax rate applicable to qualified dividend income payable to certain non-corporate U.S. shareholders is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rate. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the shares of common stock of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. However, commencing with taxable years beginning on or after January 1, 2018, individual taxpayers may be entitled to claim a deduction in determining their taxable income of 20% of ordinary REIT dividends (dividends other than capital gain dividends and dividends attributable to certain qualified dividend income received by us), which reduces the effective tax rate on such dividends. Stockholders are urged to consult with their tax advisors regarding the effect of this change on effective tax rates with respect to REIT dividends.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA made significant changes to the U.S. federal income tax laws in various areas. Among the notable changes, the OBBBA permanently extended certain provisions that were enacted in the Tax Cuts and Jobs Act of 2017, most of which were set to expire after December 31, 2025. As a result of such extensions, individuals and other non-corporate taxpayers will continue to be entitled to a 20% deduction for certain “qualified REIT dividends” for taxable years after 2025, subject to certain requirements, and the maximum U.S. federal income tax rate on ordinary income for individuals and other non-corporate taxpayers will continue to be 37% after 2025 (before application of the 3.8% Medicare tax on “net investment income”). In addition, the OBBBA also increased the percentage limit under the REIT asset test applicable to securities of one or more taxable REIT subsidiaries from 20% to 25% for 2026 and subsequent taxable years. You are urged to consult with your own tax advisor to determine the effects of the OBBBA and the ownership and disposition of shares of our common stock on your individual tax situation, including any state, local, or non-U.S. tax consequences.
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
Even if we maintain our status as a REIT, we may become subject to U.S. federal income taxes and related state and local taxes. For example, as discussed above, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% excise tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail a gross income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect) we would be subject to tax on the income that does not meet the gross income test requirements. We also may decide to retain net capital gain we earn from the sale or other disposition of our investments and pay income tax directly on such income. In that event, our stockholders could be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also may be subject to state and local taxes on our income or property, including franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of our operating partnership or at the level of the other entities through which we indirectly own our assets, such as our taxable REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to our stockholders.
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
To maintain our qualification as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than qualified real estate assets and government securities) generally cannot include more than 10% of the voting securities (other than securities that qualify for the straight debt safe harbor) of any one issuer or more than 10% of the value of the outstanding securities of more than any one issuer unless we and such issuer jointly elect for such issuer to be treated as a “taxable REIT subsidiary” under the Code (“TRS”). Debt will generally meet the “straight debt” safe harbor if the debt is a written unconditional promise to pay on demand or on a specified date a certain sum of money, the debt is not convertible, directly or indirectly, into shares of common stock, and the interest rate and the interest payment dates of the debt are not contingent on the profits, the borrower’s discretion, or similar factors. Additionally, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% (20% prior to January 1, 2026) of the value of our assets may be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions in order to avoid losing our REIT qualification and suffering adverse tax consequences. In order to satisfy these requirements and maintain our qualification as a REIT, we may be forced to liquidate assets from our portfolio or not make otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
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
In addition, all CIM Group employees receive mandatory training on cybersecurity matters upon hiring and annually thereafter, periodic training and information updates that address new cybersecurity threats and trends, and quarterly “phishing” and social engineering testing to evaluate the effectiveness of the cybersecurity training program and raise employee awareness of cybersecurity threats.
In 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents.
For further discussion of cybersecurity risks, see “Item 1A. Risk Factors—Risk Related to Our Company - Cybersecurity risks and cyber incidents may adversely affect our business in the event we or our manager, our transfer agent or any other party that provides us with essential services experiences cyber incidents.”
Management Oversight of Cybersecurity Risk Management
CIM Group’s internal processes require escalation of material cybersecurity risks to its management and its Cybersecurity Committee (the “Committee”) for evaluation. The Committee consists of CIM Group’s Head of Enterprise Technology, CIM Group’s Chief Compliance Officer (the “CCO”), CIM Group’s Head of Transformation as well as representatives from CIM Group’s operations, technology, and compliance departments as needed. The Committee is responsible for CIM Group’s cybersecurity policy and overseeing the activities of CIM Group’s cybersecurity practices, including assessing CIM Group’s risks and controls. The Committee is chaired by CIM’s Head of Enterprise Technology and collectively the group has more than 30 years’ experience in the fields of information technology, cybersecurity and adjacent roles, including serving on cybersecurity advisory councils. In addition, members of the Committee have relevant industry experience in enterprise risk management and compliance.
The Committee has established a Cybersecurity Subcommittee (the “Subcommittee”, and together with the Committee, the “Committees”). The Subcommittee consists of, among others, the Head of Enterprise Technology, the CCO, the chief financial officers of the public companies that are subject to the SEC’s cybersecurity rule adopted in 2023 and are managed by CIM Group, including our Chief Financial Officer. The Subcommittee is tasked with assisting CIM Group-managed public companies (that are subject to the SEC’s cybersecurity rule adopted in 2023), including us, in complying with such cybersecurity rule.
The Committees conduct both regular quarterly and as-needed meetings throughout the year during which members of the CIM Group’s IT department provide updates and report on meaningful cybersecurity risks, threats, incidents and vulnerabilities in accordance with their respective reporting frameworks, as well as related priorities, mitigation and remediation activities, financial and employee resource levels, regulatory compliance, technology trends and third-party provider risks. To help inform this reporting framework, CIM Group maintains incident response plans and other policies and procedures designed to respond to, mitigate and remediate cybersecurity incidents based on the potential impact to CIM Group’s business, IT systems, network or data, including data held by third parties, or to the IT or other critical services provided by third-party vendors and service providers.
CIM Group’s personnel responsible for cybersecurity policy is comprised of individuals with either formal education and degrees in IT or cybersecurity, or with experience working in IT and cybersecurity, including relevant industry experience in security related industries.
We believe that the processes, policies and procedures established by the Committee provide guidance for consistent and effective incident handling and response and set standards for internal notifications and escalations, as well as external notification considerations with respect to a cybersecurity event or incident requiring disclosure or notification in accordance with applicable laws.
Board of Directors Oversight of Cybersecurity Risk Management
The audit committee of our Board has oversight of our cybersecurity risks. The audit committee receives quarterly updates from CIM Group, including one or more representatives from the Committees, with respect to the effectiveness of its cyber readiness and cybersecurity program. This oversight includes briefing and a report by CIM Group’s Head of Transformation or CIM Head of Enterprise Technology, as well as a discussion of any cybersecurity breaches detected by CIM Group and a summary of, among other things, the current cybersecurity threat landscape, defensibility measures implemented by CIM Group, the health of CIM Group’s information security system, effectiveness of CIM Group’s cybersecurity controls and recoverability and business continuity testing. Pursuant to the Company’s cybersecurity policy, the audit committee will be promptly notified of any material cybersecurity incident required to be disclosed under Item 1.05 of Form 8-K and shall oversee the Company’s response to such matter.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
As of March 18, 2026, we had approximately 436.7 million shares of common stock outstanding, held by a total of 72,788 stockholders of record. The number of stockholders is based on the records of SS&C GIDS, Inc., which serves as our registrar and transfer agent.
There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Unless and until our shares are listed on a national securities exchange, we do not expect that a public market for the shares will develop. Pursuant to the DRIP Offerings, we issue shares of our common stock at the most recently disclosed estimated per share NAV as determined by our Board. As of December 31, 2025, the estimated per share NAV was $5.22 per share, which was established on March 20, 2025 using a valuation date of December 31, 2024. Subsequent to December 31, 2025, the Board established an updated per share NAV of our common stock effective on March 27, 2026, using a valuation date of December 31, 2025, of $5.14 per share.
To assist fiduciaries of tax-qualified pension, stock bonus or profit-sharing plans, employee benefit plans and annuities described in Section 403(a) or (b) of the Code or an individual retirement account or annuity described in Section 408 of the Code subject to the annual reporting requirements of ERISA and IRA trustees or custodians in preparation of reports relating to an investment in the shares, we will publicly disclose and provide reports, as requested, of the per share estimated value of our common stock to those fiduciaries who request such reports. Furthermore, in order for FINRA members and their associated persons to participate in the Initial Offering, we are required pursuant to FINRA Rule 5110 to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, pursuant to FINRA Rule 2231, we are required to publish an updated estimated per share NAV on at least an annual basis. The Board will make decisions regarding the valuation methodology to be employed, who will perform valuations of our assets and the frequency of such valuations; provided, however, that the determination of the estimated per share NAV must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert and must be derived from a methodology that conforms to standard industry practice. The Board established an updated estimated per share NAV effective on March 27, 2026 of $5.14 per share using a valuation date of December 31, 2025, using a methodology that conformed to standard industry practice. However, as set forth above, there is no public trading market for the shares at this time and stockholders may not receive $5.14 per share if a market did exist. We have not made any adjustments to the valuation of our estimated per share NAV for the impact of other transactions occurring subsequent to March 19, 2026.
In determining the estimated per share NAV as of December 31, 2025, our Board considered information and analysis, including valuation materials that were provided by our independent valuation expert, information provided by CMFT Management, and the estimated per share NAV recommendation made by the audit committee of our Board, which committee is comprised entirely of independent directors. See our Current Report on Form 8-K, filed with the SEC on March 27, 2026, for additional information regarding our independent valuation expert and its valuation materials.
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
The per share redemption price (other than for shares purchased pursuant to our DRIP and as provided below for redemptions due to a stockholder’s death) depends on the length of time the stockholder has held such shares as follows: after two years from the purchase date, 97.5% of the most recently determined estimated per share NAV; and after three years from the purchase date, 100% of the most recently determined estimated per share NAV. The redemption price for shares purchased pursuant to our DRIP will be 100% of the most recently determined estimated per share NAV. The estimated per share NAV for purposes of our share redemption program as of December 31, 2025 was $5.22 per share, which estimated per share NAV was determined by our Board on March 20, 2025 using a valuation date of December 31, 2024. Subsequent to December 31, 2025, the Board established an updated estimated per share NAV of our common stock on March 19, 2026, using a valuation date of December 31, 2025, of $5.14 per share. As a result of our Board’s determination of an updated estimated per share NAV of our shares of common stock on March 19, 2026, the estimated per share NAV of $5.14 as of December 31, 2025 will serve as the most recent estimated per share NAV for purposes of the share redemption program, effective March 27, 2026 until such time as the Board determines a new estimated per share NAV.
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
During the year ended December 31, 2025, we received valid redemption requests under our share redemption program totaling approximately 179.5 million shares, of which we redeemed approximately 4.9 million shares as of December 31, 2025 for $25.8 million (at an average redemption price of $5.23 per share) and approximately 1.5 million shares subsequent to December 31, 2025 for $7.9 million (at an average redemption price of $5.22 per share). The remaining redemption requests relating to approximately 173.0 million shares went unfulfilled. During the year ended December 31, 2024, we received valid redemption requests under our share redemption program totaling approximately 151.9 million shares, of which we redeemed approximately 5.6 million shares as of December 31, 2024 for $33.9 million (at an average redemption price of $6.09 per share) and approximately 1.8 million shares subsequent to December 31, 2024 for $11.1 million (at an average redemption price of $6.09 per share). The remaining redemption requests relating to approximately 144.5 million shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program set forth above. We funded such redemptions with proceeds from our DRIP Offerings and available borrowings. During the years ended December 31, 2025 and 2024, we issued approximately 5.7 million and 7.0 million shares of common stock, respectively, under the DRIP Offerings, for proceeds of $31.2 million and $42.6 million, respectively, which were recorded as redeemable common stock on the consolidated balance sheets, net of any redemptions paid.

In general, we redeem shares on a quarterly basis. During the three-month period ended December 31, 2025, we redeemed shares, including those redeemable due to a stockholder’s death and exigent circumstances, as follows:

Period (1)	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2025 - October 31, 2025	52,768	$5.22	52,768	(2)
November 1, 2025 - November 30, 2025	1,463,417	$5.22	1,463,417	(2)
December 1, 2025 - December 31, 2025	62,851	$5.22	62,851	(2)
Total	1,579,036		1,579,036
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
For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nondividend distributions. To the extent that we make a distribution in excess of our current or accumulated earnings and profits, the distribution will be a nontaxable return of capital, reducing the tax basis in each U.S. stockholder’s shares. In addition, the amount of distributions in excess of U.S. stockholders’ tax basis in their shares will be taxable as a capital gain realized from the sale of those shares. See Note 16 — Income Taxes to our consolidated financial statements in this Annual Report on Form 10-K for the character of the distributions paid during the years ended December 31, 2025, 2024 and 2023.
The following table shows the distributions declared on a per share basis during the years ended December 31, 2025, 2024 and 2023 (in thousands, except per share data):

Year Ending December 31,	Total Distributions Declared	Distributions Declared per Common Share

2025	$150,479	$0.340
2024	$197,136	$0.450
2023	$185,916	$0.425
ITEM 6.    RESERVED
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our accompanying consolidated financial statements and notes thereto. See also the Cautionary Note Regarding Forward-Looking Statements section preceding Part I of this Annual Report on Form 10-K. For a comparison of the years ended December 31, 2024 and 2023, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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
As of December 31, 2025, our loan portfolio consisted of 78 loans with a net book value of $3.5 billion, and investments in real estate-related securities of $169.2 million. The Company conducts and expects to continue to conduct its commercial real estate lending business through CLR, a Maryland statutory trust and subsidiary of the Company which we expect to be taxed as a REIT for U.S. federal income tax purposes. As of December 31, 2025, CLR holds a diversified portfolio of approximately $1.6 billion, which includes first mortgage loans with a net book value of $1.4 billion, CMBS with an estimated fair value of $64.2 million, and an investment in the Unconsolidated Joint Venture (as defined in Note 2 — Summary of Significant Accounting Policies — Investment in Unconsolidated Entities to the consolidated financial statements in this Annual Report on Form 10-K) with a carrying value of $138.7 million.
As of December 31, 2025, we owned 202 commercial real estate properties, which consisted of 187 retail properties, eight office properties, and seven industrial properties, representing 22 industry sectors and comprising approximately 6.7 million rentable square feet of commercial space located in 37 states, with a net book value of $1.1 billion. As of December 31, 2025, we owned condominium developments with a net book value of $12.0 million.
During the year ended December 31, 2025, we disposed of five properties encompassing 402,000 gross rentable square feet, and 16 condominium units for total consideration of $181.1 million, as further discussed in Note 4 — Real Estate Assets to the consolidated financial statements in this Annual Report on Form 10-K.
Our operating results and cash flows are primarily influenced by interest income from our credit investments, rental and other property income from our commercial properties, interest expense on our indebtedness and credit investments and other operating expenses. In general, our business model is such that rising interest rates will correlate to increases in our net income, while declining interest rates will correlate to decreases in our net income. As of December 31, 2025, 92.4% of our CMBS and loans held-for-investment by carrying value earned a floating rate of interest, indexed to Secured Overnight Financing Rate (“SOFR”), and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. CMFT Management reviews our investment portfolio and is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary. In addition, as 96.5% of our rentable square feet was under lease, including any month-to-month agreements, as of December 31, 2025, with a weighted average remaining lease term of 10.1 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our manager regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, any available credit rating agency reports on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If our manager identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
Recent Developments
Macroeconomic Environment
The year 2025 was characterized by a mix of positive and challenging developments leading to continued volatility in global markets. Investor concerns over inflation, continued high interest rates, slowing economic growth, uncertainty around the impacts of imposed tariffs, political and regulatory uncertainty and geopolitical conditions have persisted.

Heightened inflation caused the Federal Reserve to raise interest rates in 2022 and 2023. Although the majority of our business model is such that elevated interest rates will, all else being equal, correlate to increases in our net income, increases in interest rates may adversely affect the ability of our existing borrowers to pay debt service, tenants and property values of our own portfolio and the assets that serve as collateral for our loans. The Federal Reserve began to decrease interest rates in the second half of 2024 and in September, November, and December 2025, however the timing, direction and extent of any future interest rate changes remains uncertain. In a period of declining interest rates, our interest income on floating-rate investments may generally decrease, subject to the impact of interest rate floors in our investment portfolio.
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
Operating Highlights and Key Performance Indicators
2025 Activity
Operating Results:
•Net income attributable to the Company of $52.4 million, or $0.12 per share.
•Redeemed 6.8 million shares under the share redemption program for $37.1 million at an average price of $5.47 per share.
•Declared aggregate distributions of $0.34 per share.
Credit Portfolio Investment Activity:
•Originated $609.9 million of first mortgage loans, $55.0 million of which was a result of a loan modification that was accounted for as a new loan for GAAP purposes.
•Funded $91.7 million in existing first mortgage loans.
•Invested $1.3 million in liquid corporate senior loans and sold liquid corporate senior loans for an aggregate gross sales price of $5.1 million.
•Invested $125.6 million in corporate senior loans.
•Received principal repayments on loans held-for-investment of $562.0 million.
•Invested $26.7 million in CMBS, received principal repayments on CMBS of $128.8 million and sold CMBS for an aggregate gross sales price of $75.6 million.
•Received proceeds from the repayment of portfolio investments on the CLO subordinated note of $6.1 million (see Note 2 — Summary of Significant Accounting Policies to the consolidated financial statements in this Annual Report on Form 10-K for additional details).
•Funded an additional $26.5 million in NP JV Holdings (as defined in Note 2 — Summary of Significant Accounting Policies to the consolidated financial statements in this Annual Report on Form 10-K).
Real Estate Portfolio Investment Activity:
•Acquired 18 properties for an aggregate purchase price of $58.1 million.
•Took control of assets securing two risk-rated 5 first mortgage loans, comprised of two office buildings, through deeds-in-lieu of foreclosure with an aggregate fair value of $151.0 million. During the year ended December 31, 2025, the Company disposed of one of the properties acquired via deed-in-lieu of foreclosure for an aggregate sales price of $91.3 million.
•Disposed of four additional net lease properties for an aggregate sales price of $15.8 million.
•Disposed of 16 condominium units for an aggregate sales price of $74.0 million.
Financing Activity:
•Decreased total debt by $80.4 million, reducing our ratio of debt to total gross assets net of gross intangible lease liabilities to 62.5%.

Portfolio Information
The following table shows the net book value of our portfolio by investment type as of December 31, 2025 and 2024 (dollar amounts in thousands):

	As of December 31,
	2025			2024
	Asset Count	Net Book Value		Asset Count	Net Book Value
Loan Held-For-Investment
First mortgage loans	35	$3,361,679	71.7%	33	$3,466,929	72.7%
Liquid corporate senior loans	8	26,909	0.6%	15	41,467	0.9%
Corporate senior loans	35	363,879	7.8%	20	254,617	5.3%
Less: Current expected credit losses		(297,878)	(6.3)%		(392,136)	(8.2)%
Total loans held-for-investment and related receivable, net	78	3,454,589	73.8%	68	3,370,877	70.7%
Real Estate-Related Securities and Other
CMBS	9	293,866	6.2%	16	396,819	8.3%
CLO subordinated note	1	19,555	0.4%	1	26,901	0.6%
Equity securities	4	37,889	0.8%	4	32,170	0.7%
Less: Current expected credit losses		(182,104)	(3.9)%		(110,062)	(2.3)%
Total real estate-related securities and other, net	14	169,206	3.5%	21	345,828	7.3%
Real Estate
Total real estate assets and intangible lease liabilities, net	202	1,062,631	22.7%	187	1,048,194	22.0%
Total Investment Portfolio (1)(2)	294	$4,686,426	100.0%	276	$4,764,899	100.0%
____________________________________
(1)Table does not include our investment in the Unconsolidated Joint Venture (as defined in Note 2 — Summary of Significant Accounting Policies to the consolidated financial statements in this Annual Report on Form 10-K), which had a carrying value of $149.2 million, $138.7 million of which is held through CLR as of December 31, 2025.
(2)As of December 31, 2025, first mortgage loans with a net book value of $1.4 billion and CMBS with an estimated fair value of $64.2 million were held through CLR.
Credit Portfolio Information
The following table details overall statistics for our credit portfolio as of December 31, 2025 (dollar amounts in thousands):

	CRE Loans (1)(2)	Liquid Corporate Senior Loans	Real Estate Related Securities and Other (2)	Corporate Senior Loans
Number of investments (3)	35	8	14	35
Principal balance	$3,377,417	$27,386	$413,938	$368,341
Net book value	$3,074,451	$22,664	$169,206	$357,474
Unfunded loan commitments (4)	$165,818	$—	—	$51,464
Weighted-average interest rate (5)(6)	7.0%	10.0%	6.0%	9.5%
Weighted-average maximum years to maturity (6)(7)	2.5	3.0	11.8	3.0
____________________________________
(1)As of December 31, 2025, 91.1% of our loans by principal balance earned a floating rate of interest indexed to SOFR.
(2)Maximum maturity date assumes all extension options are exercised by the borrowers and assumes all relevant conditions are met for such extensions; however, our loans and CMBS may be repaid prior to such date.

(3)Table does not include our investment in the Unconsolidated Joint Venture (as defined in Note 2 — Summary of Significant Accounting Policies — Investment in Unconsolidated Entities to the consolidated financial statements in this Annual Report on Form 10-K), which had a carrying value of $149.2 million as of December 31, 2025.
(4)Unfunded loan commitments are subject to the satisfaction of borrower milestones and are not reflected in the accompanying consolidated balance sheets.
(5)The weighted-average interest rate is based on the relevant fixed rate or floating benchmark plus a spread. Excludes loans on nonaccrual status.
(6)Does not include the CLO subordinated note. As of December 31, 2025, the CLO subordinated note had an initial maturity date of July 2037 and an estimated effective yield of 15.4%.
(7)Does not include positions in maturity default.
As of December 31, 2025, our CRE loans had the following characteristics based on carrying values (dollar amounts in thousands):

Collateral Property Type	As of December 31, 2025
Office	$1,817,049	54.1%
Multifamily	659,487	19.6%
Industrial	426,801	12.7%
Hospitality	311,702	9.3%
Mixed Use	85,717	2.5%
Self-Storage	60,923	1.8%
Total first mortgage loans	$3,361,679	100.0%
Less: current expected credit losses	(287,228)
Total first mortgage loans, net	$3,074,451

Geographic Location	As of December 31, 2025
South	$1,455,667	43.3%
West	942,804	28.0%
East	555,594	16.5%
Various	407,614	12.2%
Total first mortgage loans	$3,361,679	100.0%
Less: current expected credit losses	(287,228)
Total first mortgage loans, net	$3,074,451
Real Estate Portfolio Information
As of December 31, 2025, we owned 202 commercial real estate properties located in 37 states, the gross rentable square feet of which was 96.5% leased, including any month-to-month agreements, with a weighted average lease term remaining of 10.1 years. During the year ended December 31, 2025, we disposed of five properties for an aggregate gross sales price of $107.1 million. Additionally, during the year ended December 31, 2025, we sold 16 condominium units for an aggregate gross sales price of $74.0 million.
The following table shows the property statistics of our real estate assets as of December 31, 2025 and 2024:

	As of December 31,
	2025	2024
Number of commercial properties	202	187
Rentable square feet (in thousands) (1)	6,664	5,821
Percentage of rentable square feet leased	96.5%	100.0%
Percentage of investment-grade tenants (2)	28.4%	30.8%
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
The following table summarizes our real estate acquisition activity during the years ended December 31, 2025 and 2024:

	As of December 31,
	2025 (1)	2024
Commercial properties acquired	18	2
Purchase price of acquired properties (in thousands)	$58,077	$44,148
Rentable square feet (in thousands)	450	105
(1)Excludes two properties acquired through deeds-in-lieu of foreclosure, with an aggregate fair value at the time of acquisition of $151.0 million and 794,000 of rentable square feet, as further discussed in Note 4 — Real Estate Assets to the consolidated financial statements in this Annual Report on Form 10-K.
The following table shows the tenant diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2025:

			2025	2025	Percentage of
	Total	Leased	Annualized	Annualized	2025
	Number	Square Feet	Rental Income	Rental Income	Annualized
Tenant	of Leases (1)	(in thousands) (2)	(in thousands)	per Square Foot (2)	Rental Income
CVS	33	421	$8,852	$21.03	9%
Cabela’s	1	403	7,198	17.86	7%
United Oil	2	38	6,508	171.26	6%
Lowe’s	8	1,073	5,988	5.58	6%
Walgreens	11	162	3,884	23.98	4%
BJ’s Wholesale Club, Inc.	2	225	3,246	14.43	3%
Valvoline Oil Change	1	162	3,060	18.89	3%
Tractor Supply	11	213	2,888	13.56	3%
Bob Evans	2	76	2,826	37.18	3%
AAA	1	120	2,811	23.43	3%
Other	98	3,538	52,988	14.98	53%
	170	6,431	$100,249	$15.59	100%
____________________________________
(1)     Includes leases which are master lease agreements.
(2)     Includes square feet of the buildings on land parcels subject to ground leases.

The following table shows the tenant industry diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2025:

			2025	2025	Percentage of
	Total	Leased	Annualized	Annualized	2025
	Number	Square Feet	Rental Income	Rental Income	Annualized
Industry	of Leases (1)	(in thousands) (2)	(in thousands)	per Square Foot (2)	Rental Income
Manufacturing	10	1,295	$12,804	$9.89	13%
Retail Trade - Health and Personal Care Stores	44	584	12,736	21.81	13%
Retail Trade - Sporting Goods, Hobby, and Musical Instrument Retailers	3	504	9,072	18.00	9%
Retail Trade - Warehouse Clubs, Supercenters, and Other General Merchandise Retailers	23	837	8,617	10.30	9%
Automotive Repair and Maintenance	8	308	7,442	24.16	7%
Retail Trade - Gasoline Stations	5	52	7,272	139.85	7%
Professional, Scientific, and Technical Services	10	153	7,010	45.82	7%
Retail Trade - Grocery Stores	8	699	5,996	8.58	6%
Retail Trade - Building Material and Supplies Dealers	8	1,073	5,988	5.58	6%
Retail Trade - Lawn and Garden Equipment and Supplies Stores	12	278	4,297	15.46	4%
Other	39	648	19,015	29.34	19%
	170	6,431	$100,249	$15.59	100%
____________________________________
(1)     Includes leases which are master lease agreements.
(2)     Includes square feet of the buildings on land parcels subject to ground leases.
The following table shows the geographic diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2025:

			2025	2025	Percentage of
	Total	Rentable	Annualized	Annualized	2025
	Number of	Square Feet	Rental Income	Rental Income	Annualized
Location	Properties	(in thousands) (1)	(in thousands)	per Square Foot (1)	Rental Income
Virginia	11	691	$16,157	$23.38	16%
Ohio	18	1,120	12,330	11.01	12%
Wisconsin	9	890	8,370	9.40	8%
Illinois	10	634	7,237	11.41	7%
California	28	72	7,164	99.50	7%
Florida	8	596	5,812	9.75	6%
Texas	24	189	4,873	25.78	5%
Alabama	19	398	4,601	11.56	5%
Kentucky	3	188	3,632	19.32	4%
Nebraska	2	193	3,539	18.34	4%
Other	70	1,693	26,534	15.67	26%
	202	6,664	$100,249	$15.04	100%
____________________________________
(1)     Includes square feet of the buildings on land parcels subject to ground leases.

The following table shows the property type diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2025:

			2025	2025	Percentage of
	Total	Rentable	Annualized	Annualized	2025
	Number of	Square Feet	Rental Income	Rental Income	Annualized
Property Type	Properties	(in thousands) (1)	(in thousands)	per Square Foot (1)	Rental Income
Retail	166	4,151	$63,989	$15.42	64%
Office	8	1,340	25,584	19.09	26%
Industrial	7	1,070	6,448	6.03	6%
Restaurant	21	103	4,228	41.05	4%
	202	6,664	$100,249	$15.04	100%
____________________________________
(1)     Includes square feet of the buildings on land parcels subject to ground leases.
Leases
Although there are variations in the specific terms of the leases of our properties, the following is a summary of the general structure of our current leases. Generally, the leases of the properties acquired provide for initial terms of ten or more years and provide the tenant with one or more multi-year renewal options, subject to generally the same terms and conditions as the initial lease term. Certain leases also provide that in the event we wish to sell the property subject to that lease, we first must offer the lessee the right to purchase the property on the same terms and conditions as any offer which we intend to accept for the sale of the property. The properties are generally leased under net leases pursuant to which the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance, while certain of the leases require us to maintain the roof, structure and parking areas of the building. Additionally, certain leases provide for increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume. The leases of the properties provide for annual rental payments (payable in monthly installments) ranging from $47,000 to $3.1 million (average of $399,000). Certain leases provide for limited increases in rent as a result of fixed increases or increases in the consumer price index.
The following table shows lease expirations of our real estate portfolio, as of December 31, 2025, during each of the next ten years and thereafter, assuming no exercise of renewal options:

			2025
	Total	Leased	Annualized	2025	Percentage of
	Number	Square Feet	Rental Income	Annualized	2025
	of Leases	Expiring	Expiring	Rental Income	Annualized
Year of Lease Expiration	Expiring (1)	(in thousands) (2)	(in thousands)	per Square Foot (2)	Rental Income
2026	3	299	$3,444	$11.52	3%
2027	6	241	4,898	20.32	5%
2028	5	20	767	38.35	1%
2029	6	259	4,391	16.95	4%
2030	9	125	3,229	25.83	3%
2031	4	80	3,928	49.10	4%
2032	9	363	7,439	20.49	7%
2033	11	414	4,513	10.90	5%
2034	13	141	9,393	66.62	9%
2035	11	244	6,060	24.84	6%
Thereafter	93	4,245	52,187	12.29	53%
	170	6,431	$100,249	$15.59	100%
____________________________________
(1)     Includes leases which are master lease agreements.
(2)     Includes square feet of the buildings on land parcels subject to ground leases.

The following table shows the economic metrics of our real estate assets as of and for the years ended December 31, 2025 and 2024:

	2025	2024
Economic Metrics
Weighted-average lease term (in years) (1)	10.1	10.5
Lease rollover (1)(2):
Annual average	3.4%	2.9%
Maximum for a single year	4.9%	5.9%
____________________________________
(1)Based on annualized rental income of our real estate portfolio as of December 31, 2025 and 2024.
(2)Through the end of the next five years as of the respective reporting date.
Results of Operations
Overview
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate in general, such as inflation and heightened interest rates and uncertainty around the impacts of imposed tariffs and other changes to trade policy in the U.S. and other jurisdictions, that may reasonably be expected to have a material impact on our results from the acquisition, management and operation of properties and credit investments other than those listed in Part I, Item 1A. Risk Factors.
For a comparison of the years ended December 31, 2024 and 2023, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Our operating segments include Credit and Real Estate. Refer to Note 18 — Segment Reporting to our consolidated financial statements in this Annual Report on Form 10-K for further discussion of our operating segments.

The following table compares our summarized results of operations for the years ended December 31, 2025 and 2024 by operating segment (amounts in thousands):

	For the Year Ended December 31,
	2025	2024	Change
Revenues:
Credit Segment	$304,321	$389,988	$(85,667)
Real Estate Segment	111,615	93,525	18,090
Corporate	68	387	(319)
	416,004	483,900	(67,896)
Expenses:
Credit Segment	261,696	603,837	(342,141)
Real Estate Segment	91,983	122,779	(30,796)
Corporate	41,278	51,802	(10,524)
	394,957	778,418	(383,461)
Other income (expense):
Credit Segment	18,460	(10,034)	28,494
Real Estate Segment	1,717	2,268	(551)
Corporate	11,151	9,994	1,157
	31,328	2,228	29,100
Net income (loss)	52,375	(292,290)	344,665
Net income allocated to non-controlling interest	19	11	8
Net income (loss) attributable to the Company	$52,356	$(292,301)	$344,657
Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024
Credit Segment
Revenues
The decrease in our Credit segment revenues of $85.7 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024, was primarily due to a decrease in the overall size of our investment portfolio and a decline in interest rates during the year ended December 31, 2025. As of December 31, 2025, we held credit investments with an outstanding principal balance of $4.2 billion compared to credit investments with an outstanding principal of $4.4 billion as of December 31, 2024.
Expenses
Expenses for our Credit segment consist primarily of interest expense, increases (decreases) to our provision for credit losses, management fees, and general and administrative expenses. The decrease in our Credit segment expenses of $342.1 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024, was primarily due to a $272.0 million decrease in the provision for credit losses, primarily due to six first mortgage loans that were moved to a risk rating of 5 during the year ended December 31, 2024, compared to no downgrades to a risk rating of 5 during the year ended December 31, 2025. The decrease was further driven by a $65.2 million decrease in interest expense, primarily due to decreased outstanding borrowings used to fund credit investments during the year ended December 31, 2025.

Net Interest Income (amounts in thousands):

	For the Year Ended December 31,
	2025	2024	Change
Interest income from loans held-for-investment	$282,467	$349,426	$(66,959)
Interest income from real estate-related securities and other	21,854	40,562	(18,708)
Interest expense	(151,008)	(216,218)	65,210
Net interest income	$153,313	$173,770	$(20,457)
For the year ended December 31, 2025, net interest income for our Credit segment decreased $20.5 million. While decreases in average outstanding balances were the primary drivers of the declines in both interest income and interest expense, net interest income was adversely impacted by a larger decline in weighted average interest rates earned on credit investments relative to the decline in weighted average borrowing rates. Although interest expense declined due to lower borrowing rates and a meaningful reduction in average outstanding borrowings used to fund our credit investments, these impacts only partially offset the decline in interest income.
Other Income (Expense)
Other income (expense) for our Credit segment consists of gain on investment in unconsolidated entities, unrealized gain (loss) on equity securities, and loss on extinguishment of debt, along with dividend income from equity securities owned. Our credit segment had other income of $18.5 million during the year ended December 31, 2025, as compared to other expense of $10.0 million during the year ended December 31, 2024. The increase in our Credit Segment other income (expense) of $28.5 million during the year ended December 31, 2025, as compared to the year ended December 31, 2024, was primarily due to an unrealized gain on equity securities of $5.7 million during the year ended December 31, 2025 as compared to an unrealized loss on equity securities of $15.9 million during the year ended December 31, 2024, largely driven by the change in market value of our investment in an equity security of a public company. The increase was further driven by other income of $3.9 million, consisting of $756,000 in loss on sale of CMBS and liquid corporate senior loans, during the year ended December 31, 2025, as compared to other expense of $6.8 million, consisting of $17.3 million in loss on sale of CMBS and liquid corporate senior loans during the year ended December 31, 2024. The decrease in the loss on sale of CMBS and liquid corporate senior loans was slightly offset by a decrease in interest income of $4.4 million. The increase in other income (expense) was partially offset by a $4.5 million decrease in gain on investment in unconsolidated entities and a decrease of $676,000 in loss on extinguishment of debt during the year ended December 31, 2025, as compared to the year ended December 31, 2024.
Real Estate Segment
Revenues
The increase in our Real Estate segment revenues of $18.1 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024, was primarily due to the addition of 20 properties subsequent to December 31, 2024. Refer to “Same Store Analysis” below for a further discussion of net operating income at our “same store properties”.
Expenses
The decrease in our Real Estate segment expenses of $30.8 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024, was primarily due to a decrease in impairment charges of $42.4 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024, as four properties were deemed to be impaired during the year ended December 31, 2025, resulting in impairment charges of $9.9 million, as compared to ten properties that were deemed to be impaired during the year ended December 31, 2024, resulting in impairment charges of $52.2 million. The decrease in Real Estate segment expenses was partially offset by an increase in depreciation and amortization expense of $4.4 million and an increase in property operating expenses of $4.8 million driven by the addition of 20 properties subsequent to December 31, 2024. Refer to “Same Store Analysis” below for a further discussion of net operating income at our “same store properties”.

Other Income
Other income for our Real Estate segment primarily consists of gain on disposition of real estate and other income. The decrease in our Real Estate segment other income of $551,000 for the year ended December 31, 2025, as compared to the year ended December 31, 2024, was primarily due to the disposition of five properties resulting in a net gain of $1.5 million during the year ended December 31, 2025, compared to the disposition of seven properties resulting in a net gain of $1.9 million during the year ended December 31, 2024.
Corporate and Other
Revenues
Our corporate revenues, which consist primarily of rental income from our condominium and rental units acquired via foreclosure, decreased $319,000 during the year ended December 31, 2025 as compared to the year ended December 31, 2024, The Company disposed of 16 condominium units during the year ended December 31, 2025 and two units remained as of December 31, 2025.
Expenses
Our corporate expenses consist primarily of general and administrative expenses, expense reimbursements to related parties, interest expense, net related to our credit facilities, and property operating expenses and impairment on our condominium and rental units acquired via foreclosure. The decrease in corporate expenses of $10.5 million during the year ended December 31, 2025 as compared to the year ended December 31, 2024, was partially due to no impairment charges related to condominium units during the year ended December 31, 2025, as compared to $9.1 million during the year ended December 31, 2024. The decrease was further driven by decreases of $2.1 million and $537,000 in property operating expense and real estate tax expense, respectively, related to the disposition of 16 condominium units during the year ended December 31, 2025. The decrease was partially offset by an increase in general and administrative expenses of $1.5 million, primarily in connection with restricted stock unit related expenses recorded during the year ended December 31, 2025, as well as increases in professional and escrow and trustee fees.
Other Income
The increase in corporate other income of $1.2 million during the year ended December 31, 2025, as compared to the year ended December 31, 2024, was primarily driven by the disposition of 16 condominium units resulting in a net gain of $6.6 million during year ended December 31, 2025, compared to the disposition of 11 condominium units resulting in a net gain of $4.8 million during the year ended December 31, 2024. The increase was partially offset by a decrease in other income of $736,000 primarily due to a decrease in interest income generated by short-term liquid investments included in cash and cash equivalents on the consolidated balance sheets during the year ended December 31, 2025, as compared to the year ended December 31, 2024.
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

Comparison of the Years Ended December 31, 2025 and 2024
The following table reconciles our Real Estate segment net income (loss), calculated in accordance with GAAP, to net operating income (in thousands):

	Total
	For the Year Ended December 31,
	2025	2024	Change
Net income (loss)	$21,349	$(26,986)	$48,335
Other expense, net	(177)	(413)	236
Gain on disposition of real estate and condominium developments, net	(1,540)	(1,855)	315
Real estate impairment	9,860	52,243	(42,383)
Depreciation and amortization	36,402	31,981	4,421
Transaction-related expenses	169	—	169
Management fees	9,348	8,218	1,130
General and administrative expenses	255	399	(144)
Interest expense, net	23,274	23,248	26
Net operating income	$98,940	$86,835	$12,105
A total of 181 properties were acquired before January 1, 2024 and represent our “same store” properties during the years ended December 31, 2025 and 2024. “Non-same store” properties, for purposes of the table below, include properties acquired or disposed of on or after January 1, 2024.
The following table details the components of our Real Estate segment net operating income broken out between same store and non-same store properties (in thousands):

	Total			Same Store			Non-Same Store
	For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,
	2025	2024	Change	2025	2024	Change	2025	2024	Change
Rental and other property income	$111,615	$93,525	$18,090	$86,333	$85,912	$421	$25,282	$7,613	$17,669

Property operating expenses	8,437	3,639	4,798	3,098	2,969	129	5,339	670	4,669
Real estate tax expenses	4,238	3,051	1,187	2,291	2,443	(152)	1,947	608	1,339
Total property operating expenses	12,675	6,690	5,985	5,389	5,412	(23)	7,286	1,278	6,008

Net operating income	$98,940	$86,835	$12,105	$80,944	$80,500	$444	$17,996	$6,335	$11,661
Net Operating Income
Same store property net operating income remained relatively consistent during the year ended December 31, 2025, as compared to the year ended December 31, 2024.
Non-same store property net operating income increased $11.7 million during the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase was primarily due to the acquisition of 20 properties, including two properties acquired through deeds-in-lieu of foreclosure, for an aggregate fair value at the time of acquisition of $209.1 million subsequent to December 31, 2024, partially offset by the disposition of five properties for an aggregate gross sales price of $107.1 million subsequent to December 31, 2024.
Distributions
Our Board authorizes distributions on a quarterly basis, which are paid out on a monthly basis.
Our Board authorized the following monthly distribution amounts per share, payable to stockholders as of the record date for the applicable month, for the periods indicated below:

Period Commencing	Period Ending	Monthly Distribution Amount
January 2023	September 2023	$0.0350
October 2023	December 2023	$0.0367
January 2024	December 2024	$0.0375
January 2025	June 2026	$0.0283
As of December 31, 2025, we had distributions payable of $14.5 million.
The following table presents distributions and source of distributions for the periods indicated below (dollar amounts in thousands):

	Year Ended December 31,
	2025		2024
	Amount	Percent	Amount	Percent
Distributions paid in cash	$121,293	80%	$154,040	78%
Distributions reinvested	31,217	20%	42,635	22%
Total distributions	$152,510	100%	$196,675	100%
Source of distributions:
Net cash provided by operating activities (1) (2)	$152,510	100%	$196,675	100%
Total sources	$152,510	100%	$196,675	100%
____________________________________
(1)Net cash provided by operating activities for the years ended December 31, 2025 and 2024 was $136.0 million and $161.2 million, respectively.
(2)Our distributions covered by cash flows include cash flows from operating activities in excess of distributions from prior periods of $16.5 million and $35.4 million for the years ending December 31, 2025 and 2024, respectively. We have paid, and may continue to pay, some of our distributions from sources other than cash flows from operations, including proceeds from asset sales, proceeds from loan repayments, and borrowings. Distributions at any point in time may not reflect the current performance of our assets or our current operating cash flows.
Share Redemptions
During the year ended December 31, 2025, we received valid redemption requests under our share redemption program totaling approximately 179.5 million shares, of which we redeemed approximately 4.9 million shares as of December 31, 2025 for $25.8 million (at an average redemption price of $5.23 per share) and approximately 1.5 million shares subsequent to December 31, 2025 for $7.9 million (at an average redemption price of $5.22 per share). The remaining redemption requests relating to approximately 173.0 million shares went unfulfilled. During the year ended December 31, 2024, we received valid redemption requests under our share redemption program totaling approximately 151.9 million shares, of which we redeemed approximately 5.6 million shares as of December 31, 2024 for $33.9 million (at an average redemption price of $6.09 per share) and approximately 1.8 million shares subsequent to December 31, 2024 for $11.1 million (at an average redemption price of $6.09 per share). The remaining redemption requests relating to approximately 144.5 million shares went unfulfilled.
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

Sources of Liquidity
Our primary sources of liquidity include cash and cash equivalents and available borrowings under our debt facilities, which are set forth in the following table (in thousands):

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$184,674	$181,291
Unused borrowing capacity (1)	52,776	91,786
	$237,450	$273,077
____________________________________
(1)Reflects the total borrowing capacity approved by the lenders related to the assets pledged as collateral, less the drawn amount.
See Note 10 — Repurchase Facilities, Notes Payable and Credit Facilities to our consolidated financial statements in this Annual Report on Form 10-K for additional details regarding our repurchase facilities, notes payable and credit facilities. The following table details our outstanding financing arrangements and borrowing capacity as of December 31, 2025 (in thousands):

	Portfolio Financing Outstanding Principal Balance	Maximum Capacity (1)
Notes payable – variable rate debt	$378,775	$378,775
ABS mortgage notes	758,520	758,520
Credit facilities	187,500	318,000
Repurchase facilities	1,777,400	2,984,256	(2)
Total portfolio financing	$3,102,195	$4,439,551
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

Quarter Ended	Quarter-End Balance	Weighted-Average Balance During Quarter	Variance
December 31, 2024	$1,693,142	$1,779,490	$(86,348)	(1)
March 31, 2025	$1,688,721	$1,681,737	$6,984
June 30, 2025	$1,693,710	$1,621,436	$72,274
September 30, 2025	$1,613,093	$1,618,193	$(5,100)
December 31, 2025	$1,777,400	$1,641,465	$135,935	(2)
____________________________________
(1)Variance driven by late quarter timing of CMBS sales and debt pay downs, primarily in connection with the Master Repurchase Agreement with Wells Fargo and the amended and restated Master Repurchase Agreement with Barclays Bank (as described in further detail in Note 10 — Repurchase Facilities, Notes Payable and Credit Facilities to our consolidated financial statements in this Annual Report on Form 10-K).
(2)Variance driven by late quarter timing of the origination of six first mortgage loans funded, primarily in connection with the Master Repurchase Agreements with Wells Fargo and Citibank (as described in further detail in Note 10 — Repurchase Facilities, Notes Payable and Credit Facilities to our consolidated financial statements in this Annual Report on Form 10-K).
Capital Resources
Our principal demands for funds will be for the acquisition or origination of credit investments and real estate, and the payment of tenant improvements, acquisition-related expenses, operating expenses, distributions, redemptions and interest and principal on current and any future debt financings, including principal repayments of $1.7 billion within the next 12 months, $44.9 million of which has a rolling term that resets monthly, as further discussed in Note 10 — Repurchase Facilities, Notes Payable and Credit Facilities to our consolidated financial statements in this Annual Report on Form 10-K.
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
Contractual Obligations
As of December 31, 2025, we had debt outstanding with a carrying value of $3.1 billion and a weighted average interest rate of 5.0%. See Note 10 — Repurchase Facilities, Notes Payable and Credit Facilities to our consolidated financial statements in this Annual Report on Form 10-K for certain terms of our debt outstanding, including extension options.
Our contractual obligations as of December 31, 2025 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Unfunded loan commitments (2)	$226,283	$12,000	$74,785	$106,686	$32,812
Principal payments — variable rate debt	378,776	174,600	204,176	—	—
Principal payments — ABS mortgage notes	758,519	—	303,408	455,111	—
Principal payments — credit facilities	232,424	44,924	187,500	—	—
Principal payments — repurchase facilities	1,732,476	1,489,889	242,587	—	—
Interest payments (3)	236,705	131,765	70,311	27,182	7,447
Total	$3,565,183	$1,853,178	$1,082,767	$588,979	$40,259
____________________________________
(1)The table does not include amounts due to CMFT Management or its affiliates pursuant to our Management Agreement because such amounts are not fixed and determinable.
(2)Comprised of our unfunded loan commitments to provide additional CRE loan, corporate senior loan and liquid corporate senior loan financing as of December 31, 2025. The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the final maturity date; however, we may be obligated to fund these commitments earlier than such date. This table does not include $60.3 million of unfunded commitments related to the NewPoint JV (as defined in Note 2 — Summary of Significant Accounting Policies — Investment in Unconsolidated Entities to the consolidated financial statements in this Annual Report on Form 10-K).
(3)Interest payments on the variable rate debt, credit facilities and repurchase facilities have been calculated based on outstanding balances as of December 31, 2025 through their respective maturity dates. This is only an estimate as actual amounts borrowed and interest rates could vary over time.
We expect to incur additional borrowings in the future to acquire additional properties and credit investments. There is no limitation on the amount we may borrow against any single improved property. As of December 31, 2025, our ratio of debt to total gross assets net of gross intangible lease liabilities was 62.5%.
Cash Flow Analysis
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
Operating Activities. Net cash provided by operating activities decreased by $25.2 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The decrease was primarily due to a decrease in interest income of

$85.7 million, driven by a net decrease in credit investments of $194.6 million during the year ended December 31, 2025. The decrease in credit investments was a result of a net decrease of $182.8 million in real estate-related securities and other, a net decrease of $106.0 million in first mortgage loans, partially related to the Company taking possession of the underlying assets of two first mortgage loans through deeds-in-lieu of foreclosure, and a net decrease of $15.3 million in liquid corporate senior loans. The decrease in credit investments was partially offset by an increase in corporate senior loans of $109.5 million. The decrease was further driven by a decline in interest rates during the year ended December 31, 2025 as compared to the year ended December 31, 2024. The change was partially offset by an increase in rental and other property income, driven by the net acquisition of 15 properties subsequent to December 31, 2024. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. For the year ended December 31, 2025, net cash provided by investing activities decreased by $609.9 million, as compared to the year ended December 31, 2024. The decrease was primarily due to a $200.9 million net investment in loans held-for-investment during the year ended December 31, 2025, as compared to $627.3 million in net proceeds from loans held-for-investment during the year ended December 31, 2024. The decrease was partially offset by an increase in net proceeds received from the disposition of real estate-related securities and other of $97.9 million during the year ended December 31, 2025, as compared to the year ended December 31, 2024. The decrease was further offset by $33.5 million in net proceeds on the investment in unconsolidated entities during the year ended December 31, 2025, as compared to a $54.6 million net investment in unconsolidated entities during the year ended December 31, 2024. In addition, the decrease was offset by an increase in net proceeds from real estate assets and condominium units of $30.6 million, during the year ended December 31, 2025, as compared to the year ended December 31, 2024.
Financing Activities. For the year ended December 31, 2025, net cash used in financing activities decreased by $714.6 million, as compared to the year ended December 31, 2024. The change was primarily due to a decrease in net repayments on the repurchase facilities, notes payable and credit facilities of $676.1 million during the year ended December 31, 2025, as compared to the year ended December 31, 2024. The change was further driven by a decrease in distributions to shareholders of $32.7 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024.
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
The risks and uncertainties involved in applying the principles related to CECL reserves include, but are not limited to, the following:
•The historical loan loss data used in estimating our CECL reserve. To estimate the historical loan losses relevant to our portfolio, we have utilized historical loan performance with market loss data from 1998 through 2025. Within this database, we focused on the applicable subset of available loan data, which we determined based on loan metrics that are most comparable to our loan portfolio including asset type, loan structure, credit rating and years to maturity;
•The expected repayments over the contractual term of each loan, CMBS and CLO subordinated note. As part of our quarterly review of our loan and CMBS portfolios, we assess the expected repayment date of each position, which is used to determine the contractual term for purposes of computing our CECL reserve;
•The current credit quality and performance expectations of our loan, CMBS and CLO subordinated note portfolios, as well as market conditions over the relevant time period and its impact on our portfolios are estimated by management; and
•The expectations of performance and market conditions. Our CECL reserve is adjusted to reflect our estimation of the current and future economic conditions that impact the performance of the commercial real estate assets securing our loans. These estimations include unemployment rates, interest rates, inflation, and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for our loans during their anticipated term. In addition to the CRE data we have licensed from Trepp LLC, we have also licensed certain macroeconomic financial forecasts to inform our view of the potential future impact that broader economic conditions may have on our loan portfolio’s performance. We may also incorporate information from other sources, including information and opinions available to our Investment Advisor, to further inform these estimations. This process requires significant judgments about future events that, while based on the information available to us as of the balance sheet date, are ultimately indeterminate and the actual economic condition impacting our portfolios could vary significantly from the estimates we made as of December 31, 2025.
•For collateral-dependent loans where foreclosure of the collateral is deemed probable, expected credit losses are measured as the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. For collateral-dependent loans where foreclosure is not considered probable, we apply a practical expedient to estimate expected losses based upon the difference between the collateral’s fair value (reduced by certain adjustments such as estimated costs to sell the asset if repayment is expected through the sale of the collateral) and the amortized cost basis of the loan. A loan is determined to be collateral-dependent if (i) the borrower or sponsor is experiencing financial difficulty, and (ii) repayment is expected to be provided through the sale of the underlying collateral. This assessment requires the use of significant judgment and is subject to uncertainty. In evaluating whether a borrower is experiencing financial difficulty, we consider various factors including, but not limited to, the sufficiency of the borrower’s operating cash flows to meet current and future debt service requirements, the borrower’s ability to refinance the loan, market liquidity conditions, and other circumstances that may affect the borrower’s ability to satisfy its contractual obligations under the loan agreement.
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
Allocation of Purchase Price of Real Estate Assets
In connection with our acquisition of real estate assets or after taking control of real assets through deeds-in-lieu of foreclosure, we allocate the purchase price to the tangible and intangible assets and liabilities acquired based on their respective relative fair values. Tangible assets consist of land, buildings, fixtures and tenant improvements. Intangible assets consist of above- and below-market lease values and the value of in-place leases. Our purchase price allocations are developed utilizing third-party appraisal reports, industry standards and management experience. The risks and uncertainties involved in applying the principles related to purchase price allocations include, but are not limited to, the following:
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
As of December 31, 2025, we had an aggregate of $2.3 billion of variable rate debt, excluding any debt subject to interest rate swap agreements and interest rate cap agreements, and therefore, we are exposed to interest rate changes in SOFR. As of December 31, 2025, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $11.7 million per year.
As the information presented above includes only those exposures that existed as of December 31, 2025, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2025.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2025 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2025, were effective at a reasonable assurance level.
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
Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
During the three months ended December 31, 2025, none of our directors or officers, as defined in Section 16 of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K of the Exchange Act.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be presented in our definitive proxy statement for our 2026 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item will be presented in our definitive proxy statement for our 2026 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be presented in our definitive proxy statement for our 2026 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be presented in our definitive proxy statement for our 2026 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will be presented in our definitive proxy statement for our 2026 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

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
Exhibits
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2025 (and are numbered in accordance with Item 601 of Regulation S-K).

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of August 30, 2020, by and among CIM Real Estate Finance Trust, Inc., Thor II Merger Sub, LLC and Cole Office & Industrial REIT (CCIT II), Inc.	8-K	000-54939	2.1	8/31/2020
2.1.1	Amendment to Agreement and Plan of Merger, dated as of October 22, 2020, by and among CIM Real Estate Finance Trust, Inc., Thor II Merger Sub, LLC and Cole Office & Industrial REIT (CCIT II), Inc.	8-K	000-54939	2.3	10/28/2020
2.1.2	Amendment to Agreement and Plan of Merger, dated as of October 24, 2020, by and among CIM Real Estate Finance Trust, Inc., Thor II Merger Sub, LLC and Cole Office & Industrial REIT (CCIT II), Inc.	8-K	000-54939	2.4	10/28/2020
2.2	Agreement and Plan of Merger, dated as of August 30, 2020, by and among CIM Real Estate Finance Trust, Inc., Thor III Merger Sub, LLC and Cole Office & Industrial REIT (CCIT III), Inc.	8-K	000-54939	2.2	8/31/2020
2.2.1	Amendment No. 1 to Agreement and Plan of Merger, dated as of November 3, 2020, by and among CIM Real Estate Finance Trust, Inc., Thor III Merger Sub, LLC and Cole Office & Industrial REIT (CCIT III), Inc.	8-K	000-54939	2.1	11/4/2020
2.3	Agreement and Plan of Merger, dated as of August 30, 2020, by and among CIM Real Estate Finance Trust, Inc., Thor V Merger Sub, LLC and Cole Credit Property Trust V, Inc.	8-K	000-54939	2.3	8/31/2020
2.3.1	Amendment to Agreement and Plan of Merger, dated as of October 22, 2020, by and among CIM Real Estate Finance Trust, Inc., Thor V Merger Sub, LLC and Cole Credit Property Trust V, Inc.	8-K	000-54939	2.1	10/28/2020
2.3.2	Amendment to Agreement and Plan of Merger, dated as of October 24, 2020, by and among CIM Real Estate Finance Trust, Inc., Thor V Merger Sub, LLC and Cole Credit Property Trust V, Inc.	8-K	000-54939	2.2	10/28/2020
2.3.3	Amendment No. 3 to Agreement and Plan of Merger, dated as of October 29, 2020, by and among CIM Real Estate Finance Trust, Inc., Thor V Merger Sub, LLC and Cole Credit Property Trust V, Inc.	8-K	000-54939	2.1	11/2/2020
2.4	Agreement and Plan of Merger, dated as of September 21, 2021, by and among CIM Real Estate Finance Trust, Inc., Cypress Merger Sub, LLC and CIM Income NAV, Inc.	8-K	000-54939	2.1	9/22/2021
3.1	Articles of Amendment and Restatement of CIM Real Estate Finance Trust, Inc.	8-K	000-54939	3.1	8/20/2019
3.2	Second Amended and Restated Bylaws of CIM Real Estate Finance Trust, Inc.	10-K	000-54939	3.2	3/28/2023
4.1	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	000-54939	4.1	3/30/2020
4.2	Second Amended and Restated Distribution Reinvestment Plan.	8-K	000-54939	4.1	5/1/2020
4.3	Master Indenture, dated as of July 28, 2021, by and among CMFT Net Lease Master Issuer, LLC, as issuer, and Citibank N.A., as indenture trustee.	8-K	000-54939	4.1	8/3/2021
4.3.1	Supplemental Indenture No. 1 to the Master Indenture, dated as of July 30, 2024, by and among CMFT Net Lease Master Issuer LLC, as issuer, and Citibank, N.A., as indenture trustee.	10-Q	000-54939	4.2.1	8/14/2024
4.4	Series 2021-1 Indenture Supplement, dated as of July 28, 2021, by and among CMFT Net Lease Master Issuer, LLC, as issuer, and Citibank N.A., as indenture trustee.	8-K	000-54939	4.2	8/3/2021
10.1	Second Amended and Restated Management Agreement by and between CIM Real Estate Finance Trust, Inc. and CIM Real Estate Finance Management, LLC, dated March 22, 2023.	10-K	000-54939	10.1	3/28/2023
10.2	Amended and Restated Agreement of Limited Partnership of Cole Operating Partnership IV, LP, by and between Cole Credit Property Trust IV, Inc. and the limited partners thereto.	S-11	333-169533	10.2	1/24/2012
10.3	First Amendment to the Amended and Restated Agreement of Limited Partnership of CIM Real Estate Finance Operating Partnership, LP, dated August 15, 2019.	8-K	000-54939	10.2	8/20/2019
10.4	Credit and Security Agreement, dated December 31, 2019, by and between CMFT Corporate Credit Securities, LLC, as borrower, CMFT Securities Investments, LLC, as collateral manager and equityholder, the lenders from time to time party thereto, Citibank, N.A., as administrative agent, Citibank, N.A. (acting through its Agency & Trust division), as custodian and as collateral agent, and Virtus Group, LP, as collateral administrator.	8-K	000-54939	10.1	1/7/2020
10.4.1	Amendment No. 1 to Credit and Security Agreement, dated March 19, 2020, by and between CMFT Corporate Credit Securities, LLC, as borrower, CMFT Securities Investments, LLC, as collateral manager and equityholder, Citibank, N.A., as administrative agent and as lender, Citibank, N.A. (acting through its Agency & Trust division), as collateral custodian and as collateral agent, and Virtus Group, LP, as collateral administrator.	8-K	000-54939	10.1	3/24/2020
10.4.2	Amendment No. 2 to Credit and Security Agreement, dated October 4, 2021, by and between CMFT Corporate Credit Securities, LLC, as borrower, CMFT Securities Investments, LLC, as collateral manager and equityholder, Citibank, N.A., as administrative agent and as lender, Citibank, N.A. (acting through its Agency & Trust division), as collateral custodian and as collateral agent, and Virtus Group, LP, as collateral administrator.	8-K	000-54939	10.1	10/8/2021
10.4.3	Amendment No. 3 to Credit and Security Agreement, dated June 23, 2022, by and between CMFT Corporate Credit Securities, LLC, as borrower, CMFT Securities Investments, LLC, as collateral manager and equityholder, Citibank, N.A., as administrative agent and as lender, Citibank, N.A. (acting through its Agency & Trust division), as collateral custodian and as collateral agent, and Virtus Group, LP, as collateral administrator.	8-K	000-54939	10.1	6/29/2022
10.4.4	Amendment No. 4 and Waiver of Credit and Security Agreement, dated August 29, 2024, by and between CMFT Corporate Credit Securities, LLC, as borrower, CMFT Securities Investments, LLC, as collateral manager and equityholder, Citibank, N.A., as administrative agent and as lender, Citibank, N.A. (acting through its Agency & Trust division), as collateral custodian and as collateral agent, and Virtus Group, LP, as collateral administrator.	8-K	000-54939	10.1	9/5/2024
10.5+	Amended and Restated CIM Real Estate Finance Trust, Inc. 2022 Equity Incentive Plan.	10-Q	000-54939	10.5	8/12/2022
10.6+	CIM Real Estate Finance Trust, Inc. 2024 Manager Equity Incentive Plan	8-K	000-54939	10.1	1/12/2024
10.7	Investment Advisory and Management Agreement by and between CMFT Securities Investments, LLC and CIM Capital IC Management, LLC, dated December 6, 2019.	8-K	000-54939	10.1	12/12/2019
10.8	Amended and Restated Sub-Advisory Agreement by and between CIM Capital IC Management, LLC and OFS Capital Management, LLC, dated May 12, 2025.	10-Q	000-54939	10.2	5/14/2025
10.9+	Form of Indemnification Agreement.	8-K	000-54939	10.1	8/14/2020
10.10	Amended and Restated Master Repurchase Agreement, dated December 19, 2023, by and between CMFT RE Lending RF Sub CB, LLC, and Citibank, N.A.	8-K	000-54939	10.1	12/26/2023
10.10.1	Amended and Restated Master Repurchase Agreement dated March 5, 2025, by and between CMFT RE Lending RF Sub CB, LLC, and Citibank, N.A.	10-K	000-54939	10.10.1	3/28/2025
10.11	Master Repurchase Agreement, dated December 19, 2023, by and between CLR RE Lending RF Sub CB, LLC and Citibank, N.A.	8-K	000-54939	10.2	12/26/2023
10.12	Guaranty, dated as of June 4, 2020, by CIM Real Estate Finance Trust, Inc. for the benefit of Citibank, N.A.	8-K	000-54939	10.2	6/9/2020
10.13	Guaranty, dated as of July 28, 2021, by CIM Real Estate Finance Operating Partnership, LP for the benefit of Citibank N.A., as indenture trustee.	8-K	000-54939	10.1	8/3/2021
10.14	Guaranty, dated as of December 19, 2023, by CIM Real Estate Finance Trust, Inc. and CIM Commercial Lending REIT for the benefit of Citibank, N.A.	8-K	000-54939	10.3	12/26/2023
10.15	Amended and Restated Master Repurchase Agreement, dated December 4, 2023, by and between CMFT RE Lending RF Sub BB, LLC and Barclays Bank PLC.	8-K	000-54939	10.1	12/8/2023
10.16	Master Repurchase Agreement, dated December 4, 2023, by and between CLR RE Lending RF Sub BB, LLC and Barclays Bank PLC.	8-K	000-54939	10.2	12/8/2023
10.17	Guaranty, dated as of September 21, 2020, by CIM Real Estate Finance Trust, Inc. for the benefit of Barclays Bank PLC.	8-K	000-54939	10.2	9/24/2020
10.18	Guaranty, dated as of December 4, 2023, by CIM Real Estate Finance Trust, Inc. and CIM Commercial Lending REIT for the benefit of Barclays Bank PLC.	8-K	000-54939	10.3	12/8/2023
10.19	Master Repurchase Agreement, dated May 20, 2021, by and between CMFT RE Lending RF Sub WF, LLC and Wells Fargo Bank, N.A.	8-K	000-54939	10.1	5/26/2021
10.19.1	First Amendment to Master Repurchase Agreement, dated October 28, 2021, by and between CMFT RE Lending RF Sub WF, LLC and Wells Fargo Bank, N.A.	8-K	000-54939	10.1	11/3/2021
10.19.2	Second Amendment to Master Repurchase Agreement, dated March 4, 2022, by and between CMFT RE Lending RF Sub WF, LLC and Wells Fargo Bank, N.A.	8-K	000-54939	10.1	3/10/2022
10.19.3	Third Amendment to Master Repurchase and Securities Contract and Termination of Preferred Equity Related Pledge and Security Agreement, dated August 31, 2022, by and among CMFT RE Lending RF Sub WF, LLC, as seller, Wells Fargo Bank, N.A., as buyer, and CMFT Securities Investments, LLC, and preferred equity pledgor.	8-K	000-54939	10.1	9/7/2022
10.20	Guaranty and Subordination Agreement, dated as of May 20, 2021, by CIM Real Estate Finance Trust, Inc. for the benefit of Wells Fargo Bank, N.A.	8-K	000-54939	10.2	5/26/2021
10.21	Loan and Servicing Agreement, dated as of March 16, 2022, among CMFT RE Lending Sub MM Holdco, LLC, as Holdings, CMFT RE Lending Sub MM, LLC, as the Borrower, Massachusetts Mutual Life Insurance Company and the other lenders from time to time party hereto, Trimont Real Estate Advisors, LLC, as the Administrative Agent, Massachusetts Mutual Life Insurance Company, as the Facility Servicer, and CMFT RE Lending Sub MM, LLC, as the Portfolio Asset Servicer.	10-Q	000-54939	10.6	8/12/2022
10.22	Loan and Security Agreement, dated as of June 16, 2023, by and among CMFT RE Lending Sub CBSQ, LLC, as Borrower, Citibank, N.A., as Class A Lender, and CMFT RE Lending Sub CBSQ Holdco, LLC, as Subordinated Lender, and CIM Commercial Lending REIT, as EU/UK Retention Holder.	10-K	000-54939	10.22	3/28/2024
10.23	Loan and Security Agreement, dated as of October 20, 2023, by and among CMFT RE Lending Sub BBSQ, LLC, as Borrower, Barclays Bank PLC, as Class A Lender, CMFT RE Lending Sub BBSQ Holdco, LLC, as Subordinated Lender, and CIM Commercial Lending REIT, as EU/UK Retention Holder.	10-K	000-54939	10.23	3/28/2024
10.24	Property Management Agreement, dated as of July 28, 2021, by and among CMFT Net Lease Master Issuer, LLC, as issuer, CIM Real Estate Finance Operating Partnership, LP, as issuer manager, CREI Advisors, LLC, as property manager and special servicer, KeyBank National Association, as back-up manager, and Citibank N.A., as indenture trustee.	8-K	000-54939	10.2	8/3/2021
10.25	Master Repurchase Agreement, dated October 8, 2021, by and between CMFT RE Lending RF Sub DB, LLC and Deutsche Bank AG, New York Branch.	8-K	000-54939	10.1	10/14/2021
10.25.1	Amended and Restated Master Repurchase Agreement, dated December 23, 2021, by and between CMFT RE Lending RF Sub DB, LLC and Deutsche Bank AG, New York Branch.	8-K	000-54939	10.1	12/29/2021
10.25.2	First Amendment to Amended and Restated Master Repurchase Agreement, dated September 15, 2023, by and between CMFT RE Lending RF Sub DB, LLC, as seller, CMFT RE Lending Sub DB Holdco, LLC, as member, and Deutsche Bank AG, New York Branch, as buyer.	10-K	000-54939	10.25.2	3/28/2024
10.25.3	Second Amendment to Amended and Restated Master Repurchase Agreement, dated December 22, 2023, by and between CMFT RE Lending RF Sub DB, LLC, as seller, CMFT RE Lending Sub DB Holdco, LLC, as member, and Deutsche Bank AG, New York Branch, as buyer.	8-K	000-54939	10.1	12/28/2023
10.26	Amended and Restated Guaranty, dated as of December 22, 2023, by CIM Real Estate Finance Trust, Inc. and CIM Commercial Lending REIT for the benefit of Deutsche Bank AG, New York Branch.	8-K	000-54939	10.2	12/28/2023
10.27	Master Repurchase Agreement, dated June 1, 2022, by and between CMFT Real Estate Securities I, LLC and J.P. Morgan Securities LLC.	8-K	000-54939	10.1	6/2/2022
10.28	Loan and Security Agreement, dated February 10, 2023, by and between CMFT CL Lending Sub AB, LLC, as borrower, each of the lenders from time to time party thereto, Ally Bank, as administrative agent and arranger, U.S. Bank Trust Company, National Association, as collateral custodian, and U.S. Bank National Association, as document custodian.	8-K	000-54939	10.1	2/16/2023
10.28.1	Loan and Security Agreement, dated February 10, 2023, and conformed through the First Amendment to the Loan and Security Agreement, dated December 13, 2023, by and between CMFT CL Lending Sub AB, LLC, as borrower, each of the lenders from time to time party hereto, Ally Bank, as administrative agent and arranger, U.S. Bank Trust Company, National Association, as collateral custodian, and U.S. Bank National Association, as document custodian.	10-K	000-54939	10.28.1	3/28/2024
10.28.2	Second Amendment to Loan and Security Agreement, dated February 6, 2026, by and between CMFT CL Lending Sub AB, LLC, as borrower, each of the lenders from time to time party thereto, Ally Bank, as administrative agent and arranger, and U.S. Bank Trust Company, National Association, as collateral custodian.	8-K	000-54939	10.1	2/12/2026
10.29	Modification Agreement and Limited Consent, dated December 21, 2020 by and between Cole Operating Partnership V, LP, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders.	10-K	000-54939	10.17	3/31/2021
10.30	Modification Agreement and Limited Consent, dated December 21, 2020 by and between CIM Real Estate Finance Operating Partnership, LP, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders.	10-K	000-54939	10.18	3/31/2021
10.31	Modification Agreement and Limited Consent, dated December 16, 2021, by and among CIM Income NAV Operating Partnership, LP, the Lenders party thereto, and JPMorgan Chase, N.A., as administrative agent for the Lenders.	10-Q	000-54939	10.4	5/11/2022
10.32	Fourth Amendment to Master Repurchase and Securities Contract, dated August 15, 2025 by and between Wells Fargo Bank, N.A. and CMFT RE Lending RF Sub WF, LLC.	8-K	000-54939	10.1	8/21/2025
10.32.1	Fifth Amendment to Master Repurchase and Securities Contract, dated March 12, 2026 by and between Wells Fargo Bank, N.A. and CMFT RE Lending RF Sub WF, LLC.	8-K	000-54939	10.1	3/18/2026
10.33	Master Repurchase and Securities Contract, dated August 15, 2025, by and between CLR RE Lending Sub WF, LLC and Wells Fargo Bank, N.A.	8-K	000-54939	10.2	8/21/2025
10.34	Guaranty and Subordination Agreement, dated as of August 15, 2025, by CIM Real Estate Finance Trust, Inc. and CIM Commercial Lending REIT for the benefit of Wells Fargo Bank, N.A.	8-K	000-54939	10.3	8/21/2025
10.34.1	Reaffirmation Agreement, dated as of March 13, 2026, by CIM Real Estate Finance Trust, Inc. and CIM Commercial Lending REIT for the benefit of Wells Fargo Bank, N.A.	8-K	000-54939	10.2	3/18/2026
19.1	Insider Trading Policy	10-K	000-54939	19.1	3/28/2025
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
31.1*	Certifications of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 27th day of March, 2026.

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

Signature	Title	Date

/s/ RICHARD S. RESSLER	Chairman of the Board of Directors, Chief Executive Officer and President	March 27, 2026
Richard S. Ressler	(Principal Executive Officer)

/s/ NATHAN D. DEBACKER	Chief Financial Officer, Principal Accounting Officer and Treasurer	March 27, 2026
Nathan D. DeBacker	(Principal Financial Officer and Principal Accounting Officer)

/s/ T. PATRICK DUNCAN	Independent Director	March 27, 2026
T. Patrick Duncan

/s/ W. BRIAN KRETZMER	Independent Director	March 27, 2026
W. Brian Kretzmer

/s/ HOWARD A. SILVER	Independent Director	March 27, 2026
Howard A. Silver

/s/ JASON SCHREIBER	Director	March 27, 2026
Jason Schreiber

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of CIM Real Estate Finance Trust, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CIM Real Estate Finance Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, a significant decrease in a property’s revenues due to lease terminations, vacancies, reduced lease rates, changes in anticipated holding periods, or a reduction in prevailing market values for assets being considered for disposition. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss.
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
•We evaluated management’s impairment indicator analysis by testing real estate assets for possible indications of impairment, including searching for adverse asset-specific and/or market conditions such as vacancies and reduced lease rates, as well as assessing changes in anticipated holding periods.
•We selected certain major tenants and performed an independent search for bankruptcy or other credit concerns.
•We performed inquiries with management, including property accounting and portfolio oversight, to determine whether factors were identified in the current period that may be an impairment indicator, including changes in anticipated holding periods or reduced lease rates, and corroborated these inquiries through review of third-party market reports and inspection of meeting minutes of the Board of Directors.
Current Expected Credit Losses (“CECL”) Reserve – Estimation of CECL for Collateral-Dependent Loans and Real Estate-Related Securities – Refer to Notes 2, 7 and 8 to the financial statements
Critical Audit Matter Description
CECL reflects the Company’s current estimate of potential credit losses related to the Company’s loans held-for-investment, CMBS and CLO included in the consolidated balance sheets. For collateral-dependent loans that the Company determines foreclosure of the collateral is probable, the Company measures the expected losses based on the difference between the fair value of the collateral less costs to sell and the amortized cost basis of the loan as of the measurement date. For collateral-dependent loans that the Company determines foreclosure is not probable, the Company applies a practical expedient to estimate expected losses using the difference between the collateral’s fair value and the amortized cost basis of the loan. Significant judgments are required in determining the CECL reserve, including determining collateral fair values of collateral-dependent loans.
In estimating credit losses related to real estate-related securities, the Company determines whether a decline in the estimated fair value of a security below its amortized cost has resulted from a credit loss by considering a variety of factors, including, but not limited to, recent events specific to the security, failure to make scheduled payments, and changes to external credit ratings. Credit losses are estimated by calculating the difference between the present value of estimated cash flows and the amortized cost basis of the security. Significant judgment is used in estimating expected future cash flows for the Company’s real estate-related securities.
We identified the estimation of CECL for collateral-dependent loans and real estate-related securities as a critical audit matter because of the subjectivity, complexity, and estimation uncertainty in estimating the CECL reserve. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the CECL reserve included the following, among others:
•With the assistance of fair value specialists for selected collateral-dependent loans, we evaluated the reasonableness of the valuation methodology and significant assumptions made, including whether the significant inputs used to determine the fair value were appropriate and consistent with what market participants would use to value the collateral.
•We evaluated the appropriateness of each model and significant assumptions used, and performed independent calculations for computational accuracy.
•With the assistance of fair value specialists, we developed independent fair value estimates for selected real estate-related securities determined to have a credit loss and compared our estimates to management’s estimates.
/s/ Deloitte & Touche LLP
Tempe, Arizona

March 27, 2026
We have served as the Company’s auditor since 2010.

CIM REAL ESTATE FINANCE TRUST, INC.
CONSOLIDATED BALANCE SHEETS
 (in thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
ASSETS
Real estate assets:
Land	$311,000	$290,275
Buildings, fixtures and improvements	794,637	737,829
Intangible lease assets	168,901	146,640
Condominium developments	11,964	64,927
Total real estate assets, at cost	1,286,502	1,239,671
Less: accumulated depreciation and amortization	(209,578)	(179,665)
Total real estate assets, net	1,076,924	1,060,006
Investment in unconsolidated entities	149,170	181,409
Real estate-related securities and other, at fair value, net of credit loss allowances of $182,104 and $110,062 as of December 31, 2025 and 2024, respectively	169,206	345,828
Loans held-for-investment and related receivables, net	3,752,467	3,763,013
Less: Current expected credit losses	(297,878)	(392,136)
Total loans held-for-investment and related receivables, net	3,454,589	3,370,877
Cash and cash equivalents	184,674	181,291
Restricted cash	4,598	3,919
Rents and tenant receivables, net	23,215	18,550
Prepaid expenses and other assets	10,000	8,242
Deferred costs, net	5,250	6,496
Accrued interest receivable	17,471	21,131
Total assets	$5,095,097	$5,197,749
LIABILITIES, REDEEMABLE COMMON STOCK AND EQUITY
Repurchase facilities, notes payable and credit facilities, net	$3,093,039	$3,170,289
Accrued expenses and accounts payable	43,989	38,980
Due to affiliates	12,650	13,669
Intangible lease liabilities, net	14,293	11,812
Distributions payable	14,477	16,508
Deferred rental income and other liabilities	6,228	4,954
Total liabilities	3,184,676	3,256,212
Commitments and contingencies (Note 12)
Redeemable common stock	160,488	166,335
EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 490,000,000 shares authorized, 436,908,325 and 437,313,001 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	4,372	4,374
Capital in excess of par value	3,537,903	3,533,329
Accumulated distributions in excess of earnings	(1,774,685)	(1,676,562)
Accumulated other comprehensive loss	(19,428)	(86,283)
Total stockholders’ equity	1,748,162	1,774,858
Non-controlling interests	1,771	344
Total equity	1,749,933	1,775,202
Total liabilities, redeemable common stock and equity	$5,095,097	$5,197,749
The accompanying notes are an integral part of these consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Rental and other property income	$111,683	$93,912	$115,379
Interest income	304,321	389,988	453,480
Total revenues	416,004	483,900	568,859
Expenses:
General and administrative	25,994	25,519	17,572
Interest expense, net	174,282	239,466	260,768
Property operating	12,633	9,906	13,350
Real estate tax	4,828	4,178	4,838
Expense reimbursements to related parties	13,105	13,501	13,285
Management fees	46,788	49,672	50,975
Transaction-related	258	71	3,653
Depreciation and amortization	36,402	31,981	42,532
Real estate impairment	9,860	61,309	35,079
Increase in provision for credit losses	70,807	342,815	134,289
Total expenses	394,957	778,418	576,341
Other income (expense):
Gain on disposition of real estate and condominium developments, net	8,183	6,605	53,341
Gain on investment in unconsolidated entities	9,140	13,599	11,723
Unrealized gain (loss) on equity securities	5,719	(15,888)	4,751
Other income (expense), net	8,560	(1,138)	(26,459)
Loss on extinguishment of debt	(274)	(950)	(7,788)
Total other income	31,328	2,228	35,568
Net income (loss)	52,375	(292,290)	28,086
Net income allocated to non-controlling interest	19	11	8
Net income (loss) attributable to the Company	$52,356	$(292,301)	$28,078
Weighted average number of common shares outstanding:
Basic and diluted	436,824,784	437,160,077	437,375,332
Net income (loss) per common share:
Basic and diluted	$0.12	$(0.67)	$0.06
The accompanying notes are an integral part of these consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$52,375	$(292,290)	$28,086
Other comprehensive income (loss)
Unrealized gain (loss) on CMBS	921	(5,789)	(85,623)
Unrealized loss on CLO subordinated note	(5,349)	(2,317)	—
Reclassification adjustment for realized loss included in income as other income	261	2,966	39,412
Amount of loss reclassified from other comprehensive income into income as an increase in provision for credit losses	71,022	—	13,594
Total other comprehensive income (loss)	66,855	(5,140)	(32,617)

Comprehensive income (loss)	119,230	(297,430)	(4,531)
Comprehensive income allocated to non-controlling interest	19	11	8
Comprehensive income (loss) attributable to the Company	$119,211	$(297,441)	$(4,539)
The accompanying notes are an integral part of these consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
 (in thousands, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
	Number of Shares	Par Value
Balance, January 1, 2023	437,397,414	$4,373	$3,529,523	$(1,029,287)	$(48,526)	$2,456,083	$(8)	$2,456,075
Issuance of common stock	6,549,117	65	42,814	—	—	42,879	—	42,879
Equity-based compensation	73,059	—	480	—	—	480	—	480
Distributions declared on common stock — $0.425 per common share	—	—	—	(185,916)	—	(185,916)	—	(185,916)
Redemptions of common stock	(6,764,875)	(66)	(44,379)	—	—	(44,445)	—	(44,445)
Changes in redeemable common stock	—	—	1,535	—	—	1,535	—	1,535
Comprehensive income (loss)	—	—	—	28,078	(32,617)	(4,539)	8	(4,531)
Balance, December 31, 2023	437,254,715	$4,372	$3,529,973	$(1,187,125)	$(81,143)	$2,266,077	$—	$2,266,077
Issuance of common stock	6,958,904	73	42,562	—	—	42,635	—	42,635
Equity-based compensation	418,965	2	3,332	—	—	3,334	—	3,334
Distributions declared on common stock — $0.45 per common share	—	—	—	(197,136)	—	(197,136)	—	(197,136)
Redemptions of common stock	(7,319,583)	(73)	(44,906)	—	—	(44,979)	—	(44,979)
Changes in redeemable common stock	—	—	2,368	—	—	2,368	—	2,368
Contributions from non-controlling interests	—	—	—	—	—	—	333	333
Comprehensive (loss) income	—	—	—	(292,301)	(5,140)	(297,441)	11	(297,430)
Balance, December 31, 2024	437,313,001	$4,374	$3,533,329	$(1,676,562)	$(86,283)	$1,774,858	$344	$1,775,202
Issuance of common stock	5,744,542	57	31,160	—	—	31,217	—	31,217
Equity-based compensation	629,069	9	4,553	—	—	4,562	—	4,562
Distributions declared on common stock — $0.34 per common share	—	—	—	(150,479)	—	(150,479)	—	(150,479)
Redemptions of common stock	(6,778,287)	(68)	(36,986)	—	—	(37,054)	—	(37,054)
Changes in redeemable common stock	—	—	5,847	—	—	5,847	—	5,847
Contributions from non-controlling interests	—	—	—	—	—	—	1,408	1,408
Comprehensive income	—	—	—	52,356	66,855	119,211	19	119,230
Balance, December 31, 2025	436,908,325	$4,372	$3,537,903	$(1,774,685)	$(19,428)	$1,748,162	$1,771	$1,749,933

The accompanying notes are an integral part of these consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$52,375	$(292,290)	$28,086
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, net	38,172	31,759	42,344
Amortization of deferred financing costs	9,381	9,602	10,297
Amortization and accretion on deferred loan fees	(7,948)	(5,113)	(8,229)
Amortization of premiums and discounts on credit investments	(5,177)	(6,662)	(22,111)
Accretion of interest income on CLO subordinated note	(4,072)	(1,572)	—
Capitalized interest income on real estate-related securities and loans held-for-investment	(16,864)	(9,466)	(1,170)
Equity-based compensation	4,562	3,334	480
Straight-line rental income	(2,752)	(2,560)	(3,062)
Recovery of uncollectible lease-related receivables	(1,487)	(115)	(336)
Gain on disposition of real estate assets and condominium developments, net	(8,183)	(6,605)	(53,341)
Loss on sale of credit investments, net	748	17,304	40,071
Gain on investment in unconsolidated entities	(9,140)	(13,599)	(11,723)
Unrealized (gain) loss on equity securities	(5,719)	15,888	(4,751)
Impairment of real estate assets	9,860	61,309	35,079
Increase in provision for credit losses	70,807	342,815	134,289
Loss on interest rate caps	—	—	5,040
Return on investment in unconsolidated entities	7,901	13,599	11,723
Write-off of deferred financing costs	274	950	6,770
Changes in operating assets and liabilities:
Rents and tenant receivables, net	2,197	1,464	5,536
Prepaid expenses and other assets	(1,758)	1,181	11,780
Accrued interest receivable	3,660	6,551	(5,339)
Accrued expenses and accounts payable	(1,080)	(6,819)	7,375
Deferred rental income and other liabilities	1,274	519	(2,839)
Due to affiliates	(1,019)	(228)	(2,189)
Net cash provided by operating activities	136,012	161,246	223,780
Cash flows from investing activities:
Investment in unconsolidated entities	(26,538)	(58,744)	(40,031)
Return of investment in unconsolidated entities	60,016	4,111	13,858
Investment in real estate-related securities and other	(26,700)	(52,582)	(163,881)
Investment in liquid corporate senior loans	(1,251)	(65,377)	(121,287)
Investment in corporate senior loans	(125,617)	(78,728)	(154,060)
Investment in real estate assets and capital expenditures	(78,059)	(59,563)	(12,505)
Net proceeds from deeds-in-lieu of foreclosure	1,655	—	—
Origination and funding of first mortgage loans	(650,784)	(162,892)	(477,275)
Origination, modification and exit fees received on loans held-for-investment	9,713	2,174	2,449
Principal payments received on loans held-for-investment	562,012	479,239	196,980
Principal payments received on real estate-related securities	128,776	107,404	60,159
Proceeds from the repayment on the CLO subordinated note	6,070	—	—
Net proceeds from sale of real estate-related securities	75,632	31,079	77,385
Net proceeds from disposition of real estate assets and condominium developments	170,646	121,583	966,874
Net proceeds from sale of liquid corporate senior loans	5,077	452,857	210,807
Payment of property escrow deposits	(1,926)	(1,000)	—
Refund of property escrow deposits	1,926	1,000	—
Net cash provided by investing activities	110,648	720,561	559,473

CIM REAL ESTATE FINANCE TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) — Continued

	Year Ended December 31,
	2025	2024	2023
Cash flows from financing activities:
Redemptions of common stock	$(37,054)	$(44,979)	$(44,445)
Distributions to stockholders	(121,293)	(154,040)	(141,818)
Proceeds from borrowings	764,741	169,098	545,865
Repayments of borrowings, and prepayment penalties	(845,160)	(925,609)	(1,051,669)
Deferred financing costs paid	(5,240)	(1,982)	(7,198)
Contributions from non-controlling interests	1,408	333	—
Net cash used in financing activities	(242,598)	(957,179)	(699,265)
Net increase (decrease) in cash and cash equivalents and restricted cash	4,062	(75,372)	83,988
Cash and cash equivalents and restricted cash, beginning of period	185,210	260,582	176,594
Cash and cash equivalents and restricted cash, end of period	$189,272	$185,210	$260,582
Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$184,674	$181,291	$247,500
Restricted cash	4,598	3,919	13,082
Total cash and cash equivalents and restricted cash	$189,272	$185,210	$260,582
The accompanying notes are an integral part of these consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION AND BUSINESS
CIM Real Estate Finance Trust, Inc. (the “Company”) is a non-exchange traded real estate investment trust (“REIT”) formed as a Maryland corporation on July 27, 2010, that elected to be taxed, and operates its business to qualify, as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2012. The Company seeks to attain attractive risk-adjusted returns and create long term value for its investors by investing in a diversified portfolio of senior secured mortgage loans, creditworthy long-term net-leased property investments and other senior loan and liquid credit investments. As of December 31, 2025, the Company’s loan portfolio consisted of 78 loans with a net book value of $3.5 billion, and investments in real estate-related securities and other of $169.2 million. The Company conducts its commercial real estate lending business through CIM Commercial Lending REIT (“CLR”), a Maryland statutory trust and subsidiary of the Company which the Company expects to be taxed as a REIT for U.S. federal income tax purposes. As of December 31, 2025, CLR holds a diversified portfolio of approximately $1.6 billion, which includes first mortgage loans with a net book value of $1.4 billion, commercial mortgage-backed securities (“CMBS”) with an estimated fair value of $64.2 million, and an investment in the Unconsolidated Joint Venture (as defined in Note 2 — Summary of Significant Accounting Policies) with a carrying value of $138.7 million. As of December 31, 2025 the Company owned 202 commercial real estate properties, comprising approximately 6.7 million rentable square feet of commercial space located in 37 states. As of December 31, 2025, the rentable square feet at these properties was 96.5% leased, including month-to-month agreements, if any. As of December 31, 2025, the Company owned condominium developments with a net book value of $12.0 million.
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
The Company then issued a total of approximately $241.7 million of shares of common stock under the DRIP (the “Initial DRIP Offering”) pursuant to a Registration Statement on Form S-3 until June 30, 2016. Subsequently, the Company registered an additional $600.0 million of shares of common stock under the DRIP (the “Secondary DRIP Offering,” and together with the Initial DRIP Offering, the “DRIP Offerings,” and the DRIP Offerings collectively with the Initial Offering, the “Offerings”) pursuant to a Registration Statement on Form S-3 (Registration No. 333-212832), which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 2, 2016 and automatically became effective upon filing. The Company began to issue shares under the Secondary DRIP Offering on August 2, 2016 and continues to issue shares under the Secondary DRIP Offering.
The Company’s board of directors (the “Board”) establishes an updated estimated per share net asset value (“NAV”) of the Company’s common stock on at least an annual basis for purposes of assisting broker-dealers that participated in the Initial Offering in meeting their customer account reporting obligations under Financial Industry Regulatory Authority Rule 2231. Distributions are reinvested in shares of the Company’s common stock for participants in the DRIP at the estimated per share NAV as determined by the Board. Additionally, the estimated per share NAV as determined by the Board serves as the per

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

share NAV for purposes of the share redemption program. As of December 31, 2025, the estimated per share NAV of the Company’s common stock was $5.22, which was established by the Board on March 20, 2025 using a valuation date of December 31, 2024. Subsequent to December 31, 2025, the Board established an updated estimated per share NAV of the Company’s common stock on March 19, 2026, using a valuation date of December 31, 2025, of $5.14 per share. Commencing on March 27, 2026, distributions are reinvested in shares of the Company’s common stock under the DRIP at a price of $5.14 per share and $5.14 per share serves as the most recent estimated per share NAV for purposes of the share redemption program. The Company’s estimated per share NAVs are not audited or reviewed by its independent registered public accounting firm.

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
As of December 31, 2025, CLR is a VIE that is consolidated by the Company as the primary beneficiary, as the Company has the ability to direct the activities of CLR and the obligation to absorb CLR’s losses through its guarantee of CLR’s indebtedness, which is significant to CLR. The non-controlling interest on the consolidated balance sheets represents the equity interests in CLR owned by outside investors. As of December 31, 2025, CLR’s loan portfolio consisted of senior secured mortgage loans with a net book value of $1.4 billion and investments in real estate-related securities of $64.2 million. In addition, as of December 31, 2025, the carrying value of CLR’s investment in CIM NP JV Holdings, LLC (“NP JV Holdings”) was $138.7 million. CLR had $1.1 billion of debt outstanding, as of December 31, 2025.
During the year ended December 31, 2024, the Company sold a portion of the Company’s portfolio of liquid corporate senior loans with an aggregate principal balance of $265.4 million to OFSI BSL XIV CLO, Ltd., an exempted company incorporated with limited liability under the laws of the Cayman Islands, resulting in net proceeds of $259.7 million after closing costs and a loss of $2.9 million. The collateral manager for OFSI BSL XIV CLO, Ltd. is OFS CLO Management II, LLC, an affiliate of the Sub-Advisor (as defined in Note 13 — Related-Party Transactions and Arrangements). The Company does not maintain effective control over the liquid corporate senior loans and the Company does not have the ability, nor the requirement, to repurchase the liquid corporate senior loans. The liquid corporate senior loans served as the initial positions for the formation of a collateralized loan obligation (“CLO”), in which the Company subsequently invested $27.6 million in a subordinated note (the “CLO subordinated note”). The CLO is a VIE, given the insufficient equity at risk, evidenced by the tranched capital structure and multiple series of debt instruments issued. However, the Company, through its investment in the CLO subordinated note, lacks the ability to direct the activities that most significantly affect the entity’s economic performance. Additionally, the collateral manager, which does direct the activities that most significantly affect the entity’s economic performance, was deemed to not be under common control with the Company. As such, the Company was determined to not be the primary beneficiary and the CLO is not consolidated on the Company’s financial statements. As of December 31, 2025, the fair value of the CLO subordinated note is $19.6 million and is included in real estate-related securities and other on the Company’s accompanying consolidated balance sheets.
For more information, refer to Note 7 — Real Estate-Related Securities and Other.
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. The company has broken out $1.6 million of accreted interest income on the CLO subordinated note from amortization of premiums and discounts on credit investments in the consolidated statement of cash flows for the year ended December 31, 2024. This reclassification had no effect on the previously reported total cash flows from operating activities.

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
The Company may assume legal title or physical possession of the collateral underlying a loan through a foreclosure or the execution of a deed-in-lieu of foreclosure. The acquired property is initially recognized at fair value in accordance with the asset acquisition provisions under the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”) within total real estate assets, net on the Company’s consolidated balance sheet when the Company assumes legal title or physical possession. The value of acquired property is allocated based on the relative fair values of assets acquired and liabilities assumed, including, but not limited to, land, buildings, fixtures and improvements, and intangibles. For additional information, refer to Note 4 — Real Estate Assets.
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, lease concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; significant increases to budgeted costs for units under development; and a reduction in prevailing market values for assets being considered for disposition. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. The Company’s impairment assessment as of December 31, 2025 was based on the most current information available to the Company, including expected holding periods. If the Company’s expected holding periods for assets change, subsequent tests for impairment could result in additional impairment charges in the future. The assumptions and uncertainties utilized in the evaluation of the impairment of real estate assets are discussed in detail in Note 3 — Fair Value Measurements. See also Note 4 — Real Estate Assets for further discussion regarding real estate investment activity.
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
Dispositions of Real Estate Assets
Gains and losses from dispositions are recognized once the various criteria relating to the terms of sale and any subsequent involvement by the Company with the asset sold are met. A discontinued operation includes only the disposal of a component of an entity and represents a strategic shift that has (or will have) a major effect on an entity’s financial results. Given the Company’s current asset portfolio and strategy, the Company’s dispositions during the years ended December 31, 2025 and 2024 did not qualify for discontinued operations presentation and thus, the results of the properties and condominiums that were

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

sold will not be reported as discontinued operations, and any associated gains or losses from the dispositions are included in gain on disposition of real estate and condominium developments, net. See Note 4 — Real Estate Assets for a discussion of the disposition of individual properties and condominiums during the years ended December 31, 2025 and 2024.
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
The fair values of above- and below-market lease intangibles are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease including, for below-market leases, any bargain renewal periods. The above- and below-market lease intangibles are capitalized as intangible lease assets or liabilities, respectively. Above-market leases are amortized as a reduction to rental income in the accompanying consolidated statements of operations over the remaining terms of the respective leases. Below-market leases are amortized as an increase to rental income in the accompanying consolidated statements of operations over the remaining terms of the respective leases, including any bargain renewal periods. In considering whether or not the Company expects a tenant to execute a bargain renewal option, the Company evaluates economic factors and certain qualitative factors at the time of acquisition, such as the financial strength of the tenant, the remaining lease term, the tenant mix of the leased property, the Company’s relationship with the tenant and the availability of competing tenant space. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above- or below-market lease intangibles relating to that lease would be recorded as an adjustment to rental income.
The fair values of in-place leases include estimates of direct costs associated with obtaining a new tenant and opportunity costs associated with lost rental and other property income, which are avoided by acquiring a property with an in-place lease. Direct costs associated with obtaining a new tenant include leasing commissions, legal and other related expenses and are estimated in part by utilizing information obtained from independent appraisals and management’s consideration of current market costs to execute a similar lease. The intangible values of opportunity costs, which are calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease, are capitalized as intangible lease assets and are amortized to depreciation and amortization expense in the accompanying consolidated statements of operations over the remaining term of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.
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
For more information, refer to Note 6 — Investment in Unconsolidated Entities.
Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash in bank accounts, as well as investments in highly-liquid money market funds. The Company deposits cash with several high-quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company (“FDIC”) up to an insurance limit of $250,000. At times, the Company’s cash and cash equivalents may exceed federally insured levels. Although the Company bears risk on amounts in excess of those insured by the FDIC, it has not experienced and does not anticipate any losses due to the high quality of the institutions where the deposits are held. During the year ended December 31, 2024, included in cash and cash equivalents was $1.2 million of unsettled liquid corporate senior loan purchases. There were no unsettled liquid corporate senior loan purchases included in cash and cash equivalents as of December 31, 2025.
The Company had $4.6 million and $3.9 million in restricted cash as of December 31, 2025 and December 31, 2024, respectively. Included in restricted cash was $2.6 million and $1.9 million held by lenders in lockbox accounts, as of December 31, 2025 and 2024, respectively. As part of certain of the Company’s debt agreements, rents from certain encumbered properties and interest income from certain first mortgage loans are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess is disbursed to the Company. Also included in restricted cash was $2.0 million of construction reserves, amounts held by lenders in escrow accounts for real estate taxes and other lender reserves for certain properties, in accordance with the associated lender’s loan agreement as of both December 31, 2025 and 2024.
Real Estate-Related Securities and Other
Real estate-related securities and other consists primarily of the Company’s investments in CMBS, CLOs, and equity securities. The Company determines the appropriate classification for real estate-related securities at the time of purchase and reevaluates such designation as of each balance sheet date.
As of December 31, 2025, the Company classified its investments in CMBS and CLO subordinated note as available-for-sale as the Company is not actively trading the securities; however, the Company may sell them prior to their maturity. These investments are carried at their estimated fair value with unrealized gains and losses reported in other comprehensive income (loss). The amortized cost of the Company’s CMBS is adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. The amortized cost of the Company’s CLO subordinated note reflects accretion of interest income based on the effective yield method less any cash distributions received or entitled to be received. CLO subordinated note positions are entitled to recurring distributions, which are generally equal to the residual cash flows of payments received on underlying securities less contractual payments to debt holders and fund expenses.
The Company’s investments in equity securities of public and private companies are carried at their estimated fair values with unrealized gains and losses reported on the consolidated statements of operations. Dividend income is included in other

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

income (expense), net on the consolidated statements of operations, of which the Company recorded $3.7 million and $5.1 million, respectively, during the years ended December 31, 2025 and 2024.
The Company monitors its CMBS and CLO subordinated note for changes in fair value. A loss is recognized when the Company determines that a decline in the estimated fair value of a security below its amortized cost has resulted from a credit loss or other factors, such as market conditions. Such losses that are credit related are recorded as a current expected credit loss in increase in provision for credit losses on the Company’s consolidated statements of operations. Subsequent cumulative adverse changes in expected cash flows on the Company’s CMBS and CLO subordinated note are recognized as an increase to current expected credit losses. However, the allowance is limited to the amount by which the CMBS and CLO subordinated note’s amortized cost exceeds its fair value. Favorable changes in expected cash flows are recognized as a decrease to current expected credit losses. For additional information regarding the Company’s process for estimating current expected credit losses for its real estate-related securities, see the Current Expected Credit Losses section below.
Interest earned is either received in cash or capitalized to real estate-related securities and other in the Company’s consolidated balance sheets. Interest is capitalized when certain conditions are met as specified in each security agreement.
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
Current Expected Credit Losses
Current expected credit losses (“CECL”) required under the FASB ASC Topic 326, Financial Instruments - Credit Losses (“ASC 326”), reflects the Company’s current estimate of potential credit losses related to the Company’s loans held-for-investment, CMBS and CLO included in the consolidated balance sheets. Changes to current expected credit losses are recognized through net income on the Company’s consolidated statements of operations. While ASC 326 does not require any particular method for determining current expected credit losses, it does specify current expected credit losses should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, and reasonable and supportable forecasts for the duration of each respective loan. In addition, other than a few narrow exceptions, ASC 326 requires that all financial instruments subject to the credit loss model should have some amount of loss reserve to reflect the GAAP framework underlying the credit loss model that all loans, debt securities, and similar assets have some inherent risk of loss, regardless of credit quality, subordinate capital, or other mitigating factors.
The Company estimates the current expected credit loss for its first mortgage loans primarily using the Weighted Average Remaining Maturity method, which has been identified as an acceptable method for estimating CECL reserves in the FASB Staff Q&A Topic 326, No. 1. This method requires the Company to reference historic loan loss data across a comparable data set and apply such loss rate to each loan investment over its expected remaining term, taking into consideration expected economic conditions over the relevant timeframe. The Company considers loan investments that are both (i) expected to be substantially repaid through the operation or sale of the underlying collateral, and (ii) for which the borrower is experiencing financial difficulty, to be “collateral-dependent” loans. For such loans that the Company determines that foreclosure of the collateral is probable, the Company measures the expected losses based on the difference between the fair value of the collateral less costs to sell and the amortized cost basis of the loan as of the measurement date. For collateral-dependent loans that the Company determines foreclosure is not probable, the Company applies a practical expedient to estimate expected losses using the difference between the collateral’s fair value (reduced by certain adjustments such as estimated costs to sell the asset if repayment is expected through the sale of the collateral) and the amortized cost basis of the loan. For the Company’s liquid corporate senior loans and corporate senior loans, the Company uses a probability of default and loss given default method

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

using a comparable data set. The Company may use other acceptable alternative approaches in the future depending on, among other factors, the type of loan, underlying collateral, and availability of relevant historical market loan loss data. The Company only expects to charge-off impairment losses as a reduction to current expected credit losses and as a reduction to the respective loan balance if and when such amounts are deemed non-recoverable. This is generally at the time a loan is repaid or foreclosed. However, non-recoverability may also be concluded if, in the Company’s determination, it is nearly certain that all amounts due will not be collected.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred Financing Costs
Deferred financing costs represent commitment fees, legal fees and other costs associated with obtaining commitments for financing. These costs are amortized to interest expense over the terms of the respective financing agreements using the straight-line method, which approximates the effective interest method. Unamortized deferred financing costs are written off when the associated debt is extinguished or repaid before maturity. The presentation of all deferred financing costs, other than those associated with the revolving loan portion of the credit facilities, are classified such that the debt issuance costs related to a recognized debt liability are presented on the consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability rather than as an asset. Debt issuance costs related to securing a revolving line of credit are presented as an asset and amortized ratably over the term of the line of credit arrangement. As such, the Company’s current and corresponding prior period total deferred costs, net in the accompanying consolidated balance sheets relate only to the revolving loan portion of the credit facilities and the historical presentation, amortization and treatment of unamortized costs are still applicable. As of December 31, 2025 and 2024, the Company had $5.3 million and $6.5 million, respectively, of deferred financing costs, net of accumulated amortization, related to the revolving loan portion of the credit facilities. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined the financing will not close.
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
Earnings (Loss) and Distributions Per Share
Earnings (loss) per share are calculated based on the weighted average number of shares of common stock outstanding during each period presented. Diluted income (loss) per share considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the years ended December 31, 2025, 2024 or 2023. Distributions per share are calculated based on the authorized monthly distribution rate.
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
In August 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-05, Business Combinations-Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement (“ASU 2023-05”). ASU 2023-05 applies to the formation of a joint venture and requires a joint venture to initially measure all contributions received upon its formation at fair value. The guidance is intended to reduce diversity in practice and provide users of joint venture financial statements with more decision-useful information. The amendments are effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. ASU 2023-05 became effective for the Company beginning January 1, 2025 and did not have a material impact on its consolidated financial statements and disclosures.
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
In December 2025, the FASB issued ASU No. 2025-08, Financial Instruments - Credit Losses (Topic 326): Purchased Loans (“ASU 2025-08”). ASU 2025-08 eliminates the distinction between purchased credit-deteriorated and non-credit-deteriorated loans and expands the use of the gross-up approach for substantially all purchased financial assets. ASU 2025-08 is effective for annual periods beginning after December 15, 2026 and interim periods within that year, with early adoption permitted. The Company is currently evaluating whether the adoption of ASU 2025-08 will have a material impact on its consolidated financial statements and disclosures.

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
A breakout of the Company’s CMBS, CLO subordinated note, and equity securities’ levels of the fair value hierarchy as of December 31, 2025 and 2024 can be found in the tables under Items Measured at Fair Value on a Recurring Basis below.
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
In accordance with the fair value hierarchy described above, the following table details the net book value and fair value of the financial instruments described above as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025		December 31, 2024
	Net Book Value	Fair Value	Net Book Value	Fair Value	Level
Financial assets:
First mortgage loans	$3,074,451	$3,131,673	$3,085,104	$3,141,665	3
Liquid corporate senior loans	22,664	19,294	35,653	32,062	(1)
Corporate senior loans	357,474	361,845	250,120	256,543	3
Total financial assets	$3,454,589	$3,512,812	$3,370,877	$3,430,270

Financial liabilities:
Repurchase facilities, notes payable and credit facilities	$3,102,195	$3,052,010	$3,182,614	$3,098,368	2
Total financial liabilities	$3,102,195	$3,052,010	$3,182,614	$3,098,368
____________________________________
(1)As of December 31, 2025, $15.6 million and $3.7 million of the Company’s liquid corporate senior loans were classified in Level 2 and Level 3 of the fair value hierarchy, respectively. As of December 31, 2024, $26.0 million and $6.1 million of the Company’s liquid corporate senior loans were classified in Level 2 and Level 3 of the fair value hierarchy, respectively.
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
Items Measured at Fair Value on a Recurring Basis
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets that are required to be measured at fair value on a recurring basis as of December 31, 2025 and 2024 (in

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

thousands):

	Balance as of December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
CMBS	$111,762	$—	$64,222	$47,540
CLO subordinated note	19,555	—	—	19,555
Equity securities	37,889	37,165	—	724
Total financial assets	$169,206	$37,165	$64,222	$67,819

	Balance as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
CMBS	$286,757	$—	$241,341	$45,416
CLO subordinated note	26,901	—	—	26,901
Equity security	32,170	31,547	—	623
Total financial assets	$345,828	$31,547	$241,341	$72,940
The following are reconciliations of the changes in financial assets with Level 3 inputs in the fair value hierarchy for the years ended December 31, 2025 and 2024 (in thousands):

Level 3
Beginning Balance, January 1, 2024	$129,081
Total gains and losses:
Unrealized loss on CMBS included in other comprehensive income (loss), net	(12,486)
Current expected credit losses	(74,254)
Unrealized loss on CLO subordinated note	(2,317)
Purchases and payments received:
Conversion to equity securities (1)	654
Investment in CLO subordinated note	31,825
Accreted interest income	1,572
Discounts, net	(2,349)
Capitalized interest income	1,214
Balance, December 31, 2024	$72,940
Total gains and losses:
Unrealized gain on CMBS included in other comprehensive income (loss), net	697
Current expected credit losses	(1,020)
Unrealized loss on CLO subordinated note	(5,349)
Purchases and payments received:
Proceeds from the repayment on the CLO subordinated note	(6,070)
Accreted interest income	4,072
Discounts, net	1,278
Capitalized interest income	1,271
Ending Balance, December 31, 2025	$67,819
____________________________________
(1)During the year ended December 31, 2024, two of the Company’s defaulted liquid corporate senior loans were equitized into a Level 3 equity security.
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
Properties acquired through deeds-in-lieu of foreclosure are recognized at fair value and included in total real estate assets, net on the Company’s consolidated balance sheets upon foreclosure in accordance with the asset acquisition provisions of ASC 805. The Company is required to disclose real estate owned, a nonfinancial asset, at fair value on a non-recurring basis, in accordance with ASC 820, Fair Value Measurement and Disclosures (“ASC 820”). Under ASC 820, the Company may utilize the income, market or cost approach (or combination thereof) to determine the fair value of real estate owned. During the year ended December 31, 2025, the Company took control of the assets securing two of its risk-rated 5 first mortgage loans, which are comprised of two office buildings, through deeds-in-lieu of foreclosure. The Company utilized independent appraisals to assist in the determination of the fair value of the net real estate assets. The Company considered a variety of inputs including cash flow estimates, market data and comparable sales, as applicable. For the two properties, the independent appraisals utilized significant unobservable inputs, including discount rates of 10.8% and 10.0% and capitalization rates of 9.0% and 8.5%, respectively. At the time of acquisition, the Company determined the aggregate fair value of the net real estate assets to be $151.0 million. During the year ended December 31, 2025, the Company disposed of a property acquired via deed-in-lieu of foreclosure for an aggregate sales price of $91.3 million, resulting in proceeds of $87.8 million after closing costs and a gain of $1.1 million.

As of December 31, 2025, the Company had an aggregate $236.1 million asset-specific credit loss reserve on funded and unfunded commitments related to six of the Company’s first mortgage loans with an aggregate carrying value of $851.8 million. As of December 31, 2024, the Company had an aggregate $324.9 million asset-specific credit loss reserve on funded and unfunded commitments related to seven of the Company’s first mortgage loans with an aggregate carrying value of $1.0 billion. The asset-specific credit loss reserve was recorded based on the Company’s estimation of the fair value of the first mortgage loans’ aggregate underlying collateral, and reflects adjustments for estimated costs to sell, as well as the timing and manner in which the collateral is expected to be monetized as of December 31, 2025 and 2024, respectively. These loans are therefore measured at fair value on a nonrecurring basis using significant unobservable inputs, and are classified as Level 3 assets in the fair value hierarchy. The Company considered a variety of inputs in estimating the collateral fair value including property performance, market data and comparable sales, as applicable. The significant unobservable inputs used include the terminal capitalization rate, which ranged from 8.3% to 9.5%, and the discount rate, which ranged from 9.5% to 11.5%. For additional information regarding the first mortgage loans, refer to Note 8 — Loans Held-For-Investment.
As discussed in Note 4 — Real Estate Assets, during the year ended December 31, 2025, four properties were deemed to be impaired due to sales prices or revised cash flow estimates that were less than their respective carrying values, and their carrying values were reduced to an estimated fair value of $111.3 million, resulting in impairment charges of $9.9 million. The revised cash flow estimates were a result of continued deterioration of fundamentals at certain office properties, including weakened leasing activity and increased capitalization rates, and a revision in assumed holding periods at certain properties. Additionally, during the year ended December 31, 2025, no condominium units were deemed to be impaired. During the year ended December 31, 2024, real estate assets related to 10 properties were deemed to be impaired due to sales prices or revised cash flow estimates that were less than their respective carrying values, and their carrying values were reduced to an estimated fair value of $131.0 million, resulting in impairment charges of $52.2 million. Additionally, during the year ended December 31, 2024, certain condominium units were deemed to be impaired, primarily due to a decrease in expected sales prices and an increase in budgeted costs for certain units under development, and their carrying values were reduced to their estimated fair value, resulting in impairment charges of $9.1 million. During the year ended December 31, 2023, real estate assets related to six properties were deemed to be impaired due to sales prices or revised cash flow estimates that were less than their respective carrying values, and their carrying values were reduced to an estimated fair value of $79.8 million, resulting in impairment charges of $20.4 million. Additionally, during the year ended December 31, 2023, certain condominium units were deemed to be impaired, primarily due to a decrease in expected sales prices and an increase in budgeted costs for certain units under development, and their carrying values were reduced to their estimated fair value, resulting in impairment charges of $14.7 million. The Company estimates fair values using Level 3 inputs and a combined income and market approach, specifically using discounted cash flow analysis and recent comparable sales transactions. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgment and to make certain key assumptions, including, but not limited to, the following: (1) terminal capitalization rates; (2) discount rates; (3) the number of years the property will be held; (4) property operating expenses; and (5) re-leasing assumptions, including the number of months to re-lease, market rental income and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and the future performance and sustainability of the Company’s tenants. The Company determined that the selling prices used to determine the fair values were Level 2 inputs.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following summarizes the ranges of discount rates and terminal capitalization rates used for the Company’s impairment test for the real estate assets during the years ended December 31, 2025 and 2024:

Year Ended December 31, 2025		Year Ended December 31, 2024
Discount Rate	Terminal Capitalization Rate	Discount Rate	Terminal Capitalization Rate
9.5% - 11.9%	9.0% - 13.3%	7.8% - 11.7%	7.3% - 11.2%
The following table presents the impairment charges by asset class recorded during the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Asset class impaired:
Land	$1,067	$8,487	$4,980
Buildings, fixtures and improvements	8,122	39,780	13,841
Intangible lease assets	709	3,979	1,568
Intangible lease liabilities	(38)	(3)	15
Condominium developments	—	9,066	14,675
Total impairment loss	$9,860	$61,309	$35,079
NOTE 4 — REAL ESTATE ASSETS
Property Acquisitions
During the year ended December 31, 2025, the Company took control of the assets securing two of its risk-rated 5 first mortgage loans, which are comprised of two office buildings, through deeds-in-lieu of foreclosure, with an aggregate fair value at the time of acquisition of $151.0 million. Additionally, the Company acquired 18 commercial properties for an aggregate purchase price of $58.1 million (the “2025 Property Acquisitions”), which includes $720,000 of external acquisition-related expenses that were capitalized. The Company funded the 2025 Property Acquisitions with cash on hand. During the year ended December 31, 2024, the Company acquired two commercial properties for an aggregate purchase price of $44.1 million (the “2024 Property Acquisitions”), which includes $148,000 of external acquisition-related expenses that were capitalized. The Company funded the 2024 Property Acquisitions with proceeds from the sale of loans held-for-investment. During the year ended December 31, 2023, the Company did not acquire any properties.
The following table summarizes the purchase price allocation for the 2025 Property Acquisitions and 2024 Property Acquisitions (in thousands):

	2025 Property Acquisitions	2024 Property Acquisitions
Land	$75,442	$3,132
Buildings, fixtures and improvements	96,598	28,709
Acquired in-place leases and other intangibles (1)	25,011	12,307
Acquired above-market leases (2)	15,765	—
Acquired below-market leases (3)	(3,696)	—
Total purchase price	$209,120	$44,148
____________________________________
(1)The amortization period for acquired in-place leases and other intangibles is 7.5 years and 20.0 years, for the 2025 and 2024 Property Acquisitions, respectively.
(2)The amortization period for acquired above-market leases is 5.9 years.
(3)The amortization period for acquired below-market leases is 14.5 years.
Condominium Development Project
During the years ended December 31, 2025 and 2024, the Company capitalized $7.8 million and $16.5 million, respectively, of expenses associated with the development of condominiums acquired via foreclosure. As of December 31,

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2025, $5.5 million of the capitalized expenses remain included in condominium developments in the accompanying consolidated balance sheets. No capitalized interest expense was included in capitalized expenditures during the years ended December 31, 2025 and 2024.
Condominium Dispositions
During the year ended December 31, 2025, the Company disposed of condominium units for an aggregate sales price of $74.0 million, resulting in proceeds of $68.0 million after closing costs and a gain of $6.6 million. During the year ended December 31, 2024, the Company disposed of condominium units for an aggregate sales price of $37.4 million, resulting in proceeds of $34.4 million after closing costs and a gain of $4.7 million. During the year ended December 31, 2023, the Company disposed of condominium units for an aggregate sales price of $51.2 million, resulting in proceeds of $47.1 million after closing costs and a gain of $3.6 million. The Company has no continuing involvement that would preclude sale treatment with these condominium units. The gain on sale of condominium units is included in gain on disposition of real estate and condominium developments, net in the consolidated statements of operations.
2025 Property Dispositions
During the year ended December 31, 2025, the Company disposed of five properties, including four retail properties and one office property, for an aggregate gross sales price of $107.1 million, resulting in proceeds of $102.7 million after closing costs and a gain of $1.5 million. The Company has no continuing involvement that would preclude sale treatment with these properties.
2024 Property Dispositions
During the year ended December 31, 2024, the Company disposed of seven properties, including five retail properties, one industrial property and one office property, for an aggregate gross sales price of $90.6 million, resulting in proceeds of $87.2 million after closing costs and a gain of $1.9 million. The Company has no continuing involvement that would preclude sale treatment with these properties.
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
During the year ended December 31, 2023, the Company received $5.3 million in additional earnout proceeds upon the settlement of earnout claims related to the disposition of the properties pursuant to an Agreement of Purchase and Sale, entered into by certain subsidiaries of the Company with The Necessity Retail REIT, Inc. (formerly known as American Finance Trust, Inc.), and The Necessity Retail REIT Operating Partnership, L.P. (formerly known as American Finance Operating Partnership, L.P.), and certain of their subsidiaries, dated December 20, 2021, as amended. Both entities subsequently entered into an agreement and plan of merger with Global Net Lease, Inc., among others. The earnout proceeds are included in gain on disposition of real estate and condominium developments, net in the consolidated statements of operations.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the year ended December 31, 2025, four properties totaling approximately 512,000 square feet with a carrying value of $121.2 million were deemed to be impaired and their carrying values were reduced to an estimated fair value of $111.3 million, resulting in impairment charges of $9.9 million, which were recorded in the consolidated statements of operations. No condominium units were deemed to be impaired during the year ended December 31, 2025.
During the year ended December 31, 2024, 10 properties totaling approximately 915,000 square feet with a carrying value of $183.2 million were deemed to be impaired and their carrying values were reduced to an estimated fair value of $131.0 million, resulting in impairment charges of $52.2 million, which were recorded in the consolidated statements of operations. Additionally, during the year ended December 31, 2024, certain condominium units were deemed to be impaired and their carrying values were reduced to their estimated fair value, resulting in impairment charges of $9.1 million, which were recorded in the consolidated statements of operations.
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
See Note 3 — Fair Value Measurements for a further discussion regarding impairment charges during the years ended December 31, 2025, 2024 and 2023.
Property Concentrations
As of December 31, 2025, the Company had properties located in Virginia and Ohio, which accounted for 16% and 12%, respectively, of the Company’s 2025 annualized rental income. In addition, the Company had tenants in the health and personal care stores and manufacturing industries; each of which accounted for 13% of the Company’s 2025 annualized rental income.
NOTE 5 — INTANGIBLE LEASE ASSETS AND LIABILITIES
Intangible lease assets and liabilities consisted of the following as of December 31, 2025 and 2024 (in thousands, except weighted average life remaining):

	As of December 31,
	2025	2024
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $59,881 and $51,282, respectively (with a weighted average life remaining of 11.6 years and 11.8 years, respectively)	$93,674	$88,698
Acquired above-market leases, net of accumulated amortization of $5,332 and $3,213, respectively (with a weighted average life remaining of 7.9 years and 10.6 years, respectively)	10,014	3,447
Total intangible lease assets, net	$103,688	$92,145
Intangible lease liabilities:
Acquired below-market leases, net of accumulated amortization of $7,078 and $6,036, respectively (with a weighted average life remaining of 12.5 years and 11.2 years, respectively)	$14,293	$11,812
The following table summarizes the amortization related to the intangible lease assets and liabilities for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
In-place lease and other intangible amortization	$11,773	$9,844	$13,889
Above-market lease amortization	$2,456	$406	$574
Below-market lease amortization	$1,177	$1,119	$1,348

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2025, the estimated amortization relating to the intangible lease assets and liabilities is as follows (in thousands):

	Amortization
Year Ending December 31,	In-Place Leases and Other Intangibles	Above-Market Leases	Below-Market Leases
2026	$10,455	$2,100	$1,312
2027	10,157	2,060	1,313
2028	9,160	1,738	1,313
2029	8,406	1,218	1,313
2030	7,971	1,046	1,303
Thereafter	47,525	1,852	7,739
Total	$93,674	$10,014	$14,293
NOTE 6 — INVESTMENT IN UNCONSOLIDATED ENTITIES
During the year ended December 31, 2021, the Company entered into the Unconsolidated Joint Venture, of which the Company currently owns as of December 31, 2025, indirectly through CMFT MT JV Holdings, LLC and CLR NP Holdings, LLC, a subsidiary of CLR, approximately 50% of the outstanding equity. The Unconsolidated Joint Venture holds approximately 92% of the membership interest in the NewPoint JV. Through the Unconsolidated Joint Venture, the Company holds an approximate 46% interest in the NewPoint JV and accounts for its investment under the equity method. The primary purpose of the NewPoint JV is to source, underwrite, close and service on an ongoing basis multifamily bridge loans, participation interests, and other debt instruments such as loans. As of December 31, 2025 and 2024, the carrying value of the Company’s investment in NP JV Holdings was $149.2 million and $181.4 million, respectively, which approximates fair value and is included in investment in unconsolidated entities on the consolidated balance sheets. The Company recorded a gain totaling $9.1 million and $13.6 million, which represented its share of NP JV Holdings’ gain, during the years ended December 31, 2025 and 2024, respectively, in the consolidated statements of operations. During the year ended December 31, 2025, the Company contributed an additional $26.5 million to NP JV Holdings. The Company also received $67.9 million in distributions during the year ended December 31, 2025, $52.9 million of which can be called back by NewPoint JV through NP JV Holdings as a capital call on a future date. Further, of the $67.9 million in distributions received during the year ended December 31, 2025, $7.9 million was recognized as a return on investment and $60.0 million was recognized as a return of investment and reduced the invested capital and the carrying amount. As of December 31, 2025, the Company had $60.3 million of unfunded commitments related to NewPoint JV. These commitments are not reflected in the accompanying consolidated balance sheets.
The Company provided a limited guaranty to NewPoint JV, under which the Company agreed to guarantee the Unconsolidated Joint Venture’s cross indemnity and its share of capital contribution obligations under the agreement with NewPoint JV.
The following tables provide summarized financial information of the Unconsolidated Joint Venture for the periods set forth below (in thousands):

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31,
	2025	2024
Assets:
Real estate investments - at fair value	$96,109	$40,796
Loans held-for-investment - at fair value, net of deferred fees	$813,069	$1,093,202
Total assets	$932,250	$1,186,794

Liabilities and equity:
Repurchase facilities and securitized debt, net of deferred fees	$604,347	$777,239
Total liabilities	$609,645	$798,626
Total equity	$322,605	$388,168

	Year Ended December 31,
	2025	2024	2023
Total revenues	$91,508	$93,666	$82,164
Total expenses	62,554	65,261	54,164
Total other (expense) income	(9,279)	1,002	(2,011)
Net income	$19,675	$29,407	$25,989
NOTE 7 — REAL ESTATE-RELATED SECURITIES AND OTHER
As of December 31, 2025, the Company’s real estate-related securities and other had an aggregate estimated fair value of $169.2 million, which included nine CMBS investments, one CLO subordinated note and four equity securities. The CMBS investments have initial maturity dates ranging from March 2026 through June 2058 and have interest rates ranging from 0.2% to 7.9% as of December 31, 2025, with one CMBS earning a zero coupon rate. As of December 31, 2025, two tranches of a CMBS position held by the Company did not mature as anticipated in July 2025 and were therefore in maturity default. As of December 31, 2025, the CLO subordinated note has an initial maturity date of July 2037 and an estimated effective yield of 15.4%. The following is a summary of the Company’s real estate-related securities and other as of December 31, 2025 (in thousands):

	Real Estate-Related Securities and Other
		Gross Unrealized
	Amortized Cost Basis	Gains	Losses	CECL	Fair Value
CMBS	$305,610	$283	$(12,027)	$(182,104)	$111,762
CLO subordinated note	27,220	—	(7,665)	—	19,555
Equity securities	58,447	—	(20,558)	—	37,889
Total real estate-related securities and other	$391,277	$283	$(40,250)	$(182,104)	$169,206

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table provides the activity for the real estate-related securities and other during the years ended December 31, 2025 and 2024 (in thousands):

	Amortized Cost Basis	Unrealized (Loss) Gain	CECL	Fair Value
Real estate-related securities as of January 1, 2024	$647,035	$(91,513)	$(35,808)	$519,714
Face value of real estate-related securities acquired	25,000	—	—	25,000
Investment in CLO subordinated note	31,825	—	—	31,825
Converted equity securities	5,060	—	—	5,060
Discount on purchase of CLO subordinated note	(4,179)	—	—	(4,179)
Discounts on purchase of real estate-related securities, net of acquisition costs	(63)	—	—	(63)
Accretion of discount on real estate-related securities	2,417	—	—	2,417
Accretion of interest income on CLO subordinated note	1,572	—	—	1,572
Sale of real estate-related securities	(34,045)	2,966	—	(31,079)
Capitalized interest income on real estate-related securities	1,214	—	—	1,214
Principal payments received on real estate-related securities (1)	(107,404)	—	—	(107,404)
Unrealized loss on real estate-related securities and other, net	—	(23,995)	—	(23,995)
Provision for credit losses	—	—	(74,254)	(74,254)
Real estate-related securities and other as of January 1, 2025	568,432	(112,542)	(110,062)	345,828
Face value of real estate-related securities acquired	26,740	—	—	26,740
Discounts on purchase of real estate-related securities, net of acquisition costs	(40)	—	—	(40)
Accretion of discount on real estate-related securities	1,541	—	—	1,541
Accretion of interest income on CLO subordinated note	4,072	—	—	4,072
Sale of real estate-related securities	(75,893)	261	—	(75,632)
Capitalized interest income on real estate-related securities	1,271	—	—	1,271
Principal payments received on real estate-related securities (1)	(128,776)	—	—	(128,776)
Proceeds from the repayment on the CLO subordinated note	(6,070)	—	—	(6,070)
Unrealized gain on real estate-related securities and other, net	—	1,292	—	1,292
Unrealized loss reclassified to CECL	—	71,022	—	71,022
Provision for credit losses	—	—	(72,042)	(72,042)
Real estate-related securities and other as of December 31, 2025	$391,277	$(39,967)	$(182,104)	$169,206
____________________________________
(1)Includes the full repayment of the Company’s position in six CMBS instruments prior to their stated maturity dates during each of the years ended December 31, 2025 and 2024.
During the year ended December 31, 2025, the Company invested $26.7 million in CMBS. During the same period, the Company sold CMBS with an aggregate amortized cost basis of $75.9 million, resulting in net proceeds of $75.6 million and a loss of $261,000, the loss of which was reclassified from other comprehensive income (loss) as a decrease to other income (expense), net in the accompanying consolidated statements of operations. Unrealized gains and losses on CMBS and the CLO subordinated note are recorded in other comprehensive income (loss), with a portion of the amount subsequently reclassified into other income (expense), net in the accompanying consolidated statements of operations as securities are sold and gains and losses are recognized. During the year ended December 31, 2025, the Company recorded $1.3 million of net unrealized gain on its real estate-related securities and other, comprised of a $921,000 unrealized gain on CMBS and a $5.3 million unrealized loss on the CLO subordinated note, which are included in other comprehensive income (loss) in the accompanying consolidated statements of comprehensive income (loss) and a $5.7 million unrealized gain on the Company’s equity securities, which is included in unrealized gain (loss) on equity securities in the accompanying consolidated statements of operations.
During the year ended December 31, 2024, the Company recorded $24.0 million of net unrealized loss on its real estate-related securities and other, $3.0 million of which was realized as a loss in the accompanying consolidated statements of operations upon the sale of CMBS. The remaining $21.0 million of net unrealized loss is comprised of a $2.8 million unrealized loss on CMBS and a $2.3 million unrealized loss on the CLO subordinated note, which are included in other comprehensive income (loss) in the accompanying consolidated statements of comprehensive income (loss) and a $15.9 million unrealized loss

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

on the Company’s equity securities, which is included in unrealized gain (loss) on equity securities in the accompanying consolidated statements of operations.
The scheduled maturities of the Company’s CMBS and CLO subordinated note as of December 31, 2025 are as follows (in thousands):

	CMBS and CLO Subordinated Note (1)
	Amortized Cost	Estimated Fair Value
Due within one year	$43,835	$44,030
Due after one year through five years	20,104	20,192
Due after five years through ten years	14,999	11,582
Due after ten years	61,108	44,833
Total	$140,046	$120,637
____________________________________
(1) Excludes two tranches of a CMBS position held by the Company that were in maturity default as of December 31, 2025. The CMBS had an aggregate amortized cost and estimated fair value of $192.8 million and $10.7 million, respectively, as of December 31, 2025.
Actual maturities of real estate-related securities can differ from contractual maturities because borrowers on certain corporate credit securities may have the right to prepay their respective debt obligations at any time. In addition, factors such as prepayments and interest rates may affect the yields on such securities.
Current Expected Credit Losses - Real Estate-Related Securities
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
The following table presents the activity in the Company’s current expected credit losses related to its positions in two different tranches of a CMBS instrument for the years ended December 31, 2025 and 2024 (in thousands):

CMBS
Current expected credit losses as of January 1, 2024	$35,808
Provision for credit losses	74,254
Current expected credit losses as of January 1, 2025	110,062
Provision for credit losses	72,042
Current expected credit losses as of December 31, 2025	$182,104
During the year ended December 31, 2023, the loan collateralizing one of the Company’s CMBS positions went into payment default and was appraised by a special servicer, resulting in an appraisal reduction that reduced cash flows received from the respective CMBS position during the year ended December 31, 2023. During the year ended December 31, 2024, the CMBS was modified to provide for an extended maturity date of July 2025 plus a six-month extension option, and to reduce the interest rate to a fixed 0.019% per annum. Additionally, during the year ended December 31, 2024, the Company received notice of preliminary sales transaction activity in relation to the underlying collateral of this CMBS position, as well as an additional position in a separate tranche of this instrument, indicative of a bid below the carrying value of the investment. The Company considered various factors, including the factors noted above, in determining whether a credit loss existed. The present value of cash flows expected to be collected from the CMBS positions did not exceed their amortized cost basis. As such, the Company determined both tranches of the security the Company is invested in had incurred a credit loss. During the year ended December 31, 2025, the properties collateralizing the CMBS positions were re-appraised by the special servicer resulting in a further reduction to the appraisal value. As a result, the Company concluded it is considered more likely than not that the Company will not be able to recover the amortized cost prior to disposal, resulting in a reclassification of unrealized losses previously determined to be driven by non-credit specific factors, as further discussed below. As of December 31, 2025, the CMBS was in maturity default as it was not repaid as anticipated during July 2025 and the extension option was not exercised.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As a result of the credit loss incurred, the Company recorded a $1.0 million increase to the provision for credit losses on the consolidated statements of operations during the year ended December 31, 2025 and reclassified $71.0 million of unrealized loss previously recorded in other comprehensive income (loss) in the accompanying consolidated statements of comprehensive income (loss) to increase in provision for credit losses on the consolidated statements of operations. During the year ended December 31, 2024, the Company recorded a $74.3 million increase to the provision for credit losses on the consolidated statements of operations. As of December 31, 2025, the amortized cost basis of the CMBS positions identified as having incurred a credit loss was $192.8 million prior to any credit loss provisions. The Company will continue to monitor for changes in expected cash flows in order to continue to measure the credit loss.
As of December 31, 2025, the Company had two CMBS positions and one CLO subordinated note with aggregate fair values of $36.9 million and $19.6 million, respectively, with unrealized losses reflected in other comprehensive income (loss) in the accompanying consolidated statements of comprehensive income (loss). Upon evaluating these securities at the individual security level, the Company concluded that the unrealized losses included in other comprehensive income (loss) as of December 31, 2025 were noncredit-related and would be recovered from the securities’ estimated future cash flows. The Company considered various factors in reaching this conclusion, including that the Company did not intend to sell the securities, it was not considered more likely than not that the Company would be forced to sell the securities prior to recovering the amortized cost, and there were no material credit events that would have caused the Company to conclude that the amortized cost would not be recovered.
NOTE 8 — LOANS HELD-FOR-INVESTMENT
The Company’s loans held-for-investment consisted of the following as of December 31, 2025 and 2024 (in thousands):

	As of December 31,
	2025	2024
First mortgage loans (1)	$3,361,679	$3,466,929
Total CRE loans held-for-investment and related receivables, net	3,361,679	3,466,929
Liquid corporate senior loans	26,909	41,467
Corporate senior loans	363,879	254,617
Loans held-for-investment and related receivables, net	$3,752,467	$3,763,013

Less: Current expected credit losses	(297,878)	(392,136)
Total loans held-for-investment and related receivables, net	$3,454,589	$3,370,877
____________________________________
(1)As of December 31, 2024, first mortgage loans included $19.0 million of contiguous mezzanine loan components that, as a whole, have expected credit quality similar to that of a first mortgage loan. During the year ended December 31, 2025 the contiguous mezzanine loan was repaid in full.
The following table details overall statistics for the Company’s loans held-for-investment as of December 31, 2025 and 2024 (dollar amounts in thousands):

	CRE Loans (1) (2)		Liquid Corporate Senior Loans		Corporate Senior Loans
	As of December 31,		As of December 31,		As of December 31,
	2025	2024	2025	2024	2025	2024
Number of loans	35	33	8	15	35	20
Principal balance	$3,377,417	$3,483,454	$27,386	$42,717	$368,341	$258,816
Net book value	$3,074,451	$3,085,104	$22,664	$35,653	$357,474	$250,120
Weighted-average interest rate (3)	7.0%	7.7%	10.0%	9.9%	9.5%	10.5%
Weighted-average maximum years to maturity (4)	2.5	2.3	3.0	3.7	3.0	3.5
Unfunded loan commitments (5)	$165,818	$217,907	$—	$—	$51,464	$43,750
____________________________________
(1)As of December 31, 2025, 91.1% of the Company’s CRE loans by principal balance earned a floating rate of interest primarily indexed to the Secured Overnight Financing Rate (“SOFR”).

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
(4)Excludes positions in maturity default.
(5)Unfunded loan commitments are subject to the satisfaction of borrower milestones and are not reflected in the accompanying consolidated balance sheets.
Activity relating to the Company’s loans held-for-investment portfolio was as follows for the years ended December 31, 2025 and 2024 (in thousands):

	CRE Loans (1)	Liquid Corporate Senior Loans	Corporate Senior Loans	Total Loan Portfolio
Balance, January 1, 2024	$3,539,111	$518,252	$207,102	$4,264,465
Loan originations, acquisitions and funding	162,892	66,963	80,886	310,741
Sale of loans (2)	—	(467,197)	—	(467,197)
Principal repayments received	(356,649)	(85,795)	(36,795)	(479,239)
Capitalized interest	8,095	82	75	8,252
Conversion to equity securities (3)	—	(5,060)	—	(5,060)
Charge-offs of CECL (4)	—	(4,989)	—	(4,989)
Deferred fees and other items (5)	(2,174)	(1,584)	(2,158)	(5,916)
Accretion and amortization of fees and other items	6,414	1,057	1,887	9,358
(Provision for) reversal of credit losses (6)	(272,585)	13,924	(877)	(259,538)
Balance, January 1, 2025	3,085,104	35,653	250,120	3,370,877
Loan originations, acquisitions and funding	715,117	1,282	127,752	844,151
Sale of loans	—	(5,564)	—	(5,564)
Principal repayments received	(598,531)	(5,199)	(18,430)	(622,160)
Transfer to real estate assets (7)	(149,439)	—	—	(149,439)
Capitalized interest	15,433	19	203	15,655
Charge-offs of CECL (8)	(87,475)	(5,420)	—	(92,895)
Deferred fees and other items (5)	(9,713)	(31)	(2,135)	(11,879)
Accretion and amortization of fees and other items	9,358	355	1,872	11,585
Reversal of (provision for) credit losses (6)	94,597	1,569	(1,908)	94,258
Balance, December 31, 2025	$3,074,451	$22,664	$357,474	$3,454,589
____________________________________
(1)Loan originations, acquisitions and funding include $4.1 million and $15.6 million in protective advances during the years ended December 31, 2025 and 2024, respectively, while principal repayments received include $3.7 million and $15.2 million of cost-recovery proceeds received on the Company’s nonaccrual first mortgage loans during the years ended December 31, 2025 and 2024, respectively.
(2)Includes $265.4 million in sales of liquid corporate senior loans to OFSI BSL XIV CLO, Ltd., as further discussed in Note 2 — Summary of Significant Accounting Policies.
(3)During the year ended December 31, 2024, two of the Company’s defaulted liquid corporate senior loans were equitized into shares of common equity and a preferred equity security.
(4)Includes a $2.1 million charge-off on four liquid corporate senior loans as a result of distressed restructurings of the positions, which is included in increase in provision for credit losses on the Company’s consolidated statements of operations during the year ended December 31, 2024.
(5)Other items primarily consist of purchase discounts or premiums and deferred origination expenses.
(6)Does not include current expected losses for unfunded or unsettled loan commitments. Such amounts are included in accrued expenses and accounts payable on the accompanying consolidated balance sheets.
(7)During the year ended December 31, 2025, the Company took control of the assets securing two of its risk-rated 5 first mortgage loans through deeds-in-lieu of foreclosure, as further discussed in Note 4 — Real Estate Assets.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(8)Includes an $87.5 million charge-off on two first mortgage loans transferred to real estate assets and a $5.4 million charge-off on five liquid corporate senior loans that were disposed of during the year ended December 31, 2025.
As of December 31, 2025, the Company’s CRE loans had the following characteristics based on carrying value (dollar amounts in thousands):

Collateral Property Type	As of December 31, 2025
Office	$1,817,049	54.1%
Multifamily	659,487	19.6%
Industrial	426,801	12.7%
Hospitality	311,702	9.3%
Mixed Use	85,717	2.5%
Self-Storage	60,923	1.8%
Total first mortgage loans	$3,361,679	100%
Less: current expected credit losses	(287,228)
Total first mortgage loans, net	$3,074,451

Geographic Location	As of December 31, 2025
South	$1,455,667	43.3%
West	942,804	28.0%
East	555,594	16.5%
Various	407,614	12.2%
Total first mortgage loans	$3,361,679	100%
Less: current expected credit losses	(287,228)
Total first mortgage loans, net	$3,074,451
Current Expected Credit Losses - Loans Held-For-Investment
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the activity in the Company’s current expected credit losses related to loans held-for-investment by loan type for the year ended December 31, 2025 and 2024 (in thousands):

	First Mortgage Loans	Unfunded First Mortgage Loans (1)	Liquid Corporate Senior Loans	Unfunded or Unsettled Liquid Corporate Senior Loans (1)	Corporate Senior Loans	Unfunded Corporate Senior Loans (1)	Total
Current expected credit losses as of December 31, 2023	$109,240	$10,062	$19,738	$3	$3,620	$495	$143,158
Provision for (reversal of) credit losses	272,585	3,855	(8,935)	(3)	877	182	268,561
Charge-offs of CECL	—	—	(4,989)	—	—	—	(4,989)
Current expected credit losses as of December 31, 2024	381,825	13,917	5,814	—	4,497	677	406,730
(Reversal of) provision for credit losses	(7,122)	4,213	3,851	—	1,908	163	3,013
Charge-offs of CECL	(87,475)	—	(5,420)	—	—	—	(92,895)
Current expected credit losses as of December 31, 2025	$287,228	$18,130	$4,245	$—	$6,405	$840	$316,848
____________________________________
(1)Current expected losses for unfunded or unsettled loan commitments are included in accrued expenses and accounts payable on the accompanying consolidated balance sheets.
Changes to current expected credit losses are recognized through net income (loss) on the Company’s consolidated statements of operations.
During the year ended December 31, 2025, the Company recorded a net decrease of $89.9 million in the current expected credit loss reserve against the loans held-for-investment portfolio, bringing the total current expected credit loss reserve on funded and unfunded commitments to $316.8 million. The net decrease in the current expected credit loss reserve was primarily driven by the combined $87.5 million charge-off on the two first mortgage loans transferred to real estate assets, as noted above. The current expected credit loss reserve reflects certain loans assessed for impairment as well as macroeconomic and current portfolio conditions.

As of December 31, 2025, the Company did not have any first mortgage loan investments on nonaccrual status. As of December 31, 2025 and 2024, the Company’s asset-specific credit loss reserve totaled $239.8 million and $330.2 million, respectively, on funded and unfunded commitments, which related to the Company’s risk-rated 5 first mortgage loans and liquid corporate senior loans. The asset-specific credit loss reserve is recorded based on the Company’s estimation of the fair value of each loan’s underlying collateral, reduced by certain adjustments such as estimated costs to sell the underlying collateral where applicable, as of December 31, 2025. Refer to Note 3 — Fair Value Measurements for further discussion of the asset-specific credit loss reserve for first mortgage loans.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s primary credit quality indicator is its risk ratings, which are further discussed above. The following table presents the net book value of the Company’s loans held-for-investment portfolio as of December 31, 2025 by year of origination, loan type, and risk rating (dollar amounts in thousands):

		Amortized Cost of Loans Held-For-Investment by Year of Origination (1)
		As of December 31, 2025
	Number of Loans	2025	2024	2023	2022	2021	Prior	Total
First mortgage loans by internal risk rating:
1	—	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—	—
3	25	611,370	80,705	263,668	612,921	507,119	62,056	2,137,839
4	4	—	102,636	34,740	234,661	—	—	372,037
5	6	—	—	—	498,914	298,948	53,941	851,803
Total first mortgage loans	35	611,370	183,341	298,408	1,346,496	806,067	115,997	3,361,679
Liquid corporate senior loans by internal risk rating: (2)
1	—	—	—	—	—	—	—	—
2	—	—	—	—	—	—	—	—
3	2	—	—	1,713	13,520	—	—	15,233
4	3	—	1,869	—	—	3,807	—	5,676
5	3	—	4,309	—	—	1,691	—	6,000
Total liquid corporate senior loans	8	—	6,178	1,713	13,520	5,498	—	26,909
Corporate senior loans by internal risk rating:
1	—	—	—	—	—	—	—	—
2	—	—	—	—	—	—	—	—
3	32	130,040	94,630	72,930	28,519	—	—	326,119
4	3	—	—	11,634	26,126	—	—	37,760
5	—	—	—	—	—	—	—	—
Total corporate senior loans	35	130,040	94,630	84,564	54,645	—	—	363,879
Less: Current expected credit losses								(297,878)
Total loans-held-for-investment and related receivables, net	78							$3,454,589
Weighted Average Risk Rating (3)								3.6

Gross charge-offs (4)		—	(155)	(1,044)	—	(91,696)	—	$(92,895)
____________________________________
(1)Date loan was originated or acquired by the Company. Origination dates are subsequently updated to reflect material loan modifications.
(2)As of December 31, 2025, three of the Company’s liquid corporate senior loan investments were on nonaccrual status with an aggregate carrying value of $6.0 million, which represented less than 1.0% of the carrying value of the Company’s loans held-for-investment portfolio.
(3)Weighted average risk rating calculated based on carrying value at period end.
(4)Represents gross charge-offs by year of origination during the year ended December 31, 2025.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Loan Modifications
The Company may amend or modify a loan depending on the loan’s specific facts and circumstances, which are disclosable under ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”). Such modifications generally provide borrowers with additional time to refinance or sell the collateral property, interest payment adjustments, deferral of scheduled principal repayments, and/or adjustments or waivers of performance tests that are prerequisite to the extension of a loan maturity. Loan modifications that allow for the option to pay interest in-kind (“PIK”) result in the interest being capitalized and added to the outstanding principal balance of the respective loan. During the year ended December 31, 2025, the Company entered into four loan modifications that require disclosure pursuant to ASC 326.
During the year ended December 31, 2025, the Company modified a first mortgage loan collateralized by an office property into two distinct mortgage loans with a principal balance of $78.2 million (“Note A”) and $52.9 million (“Note B”). As of December 31, 2025, the loans had an aggregate carrying value of $130.8 million, representing approximately 3.9% of the Company’s first mortgage loans and were risk-rated 5. The loan modification extended the initial maturity date from January 7, 2025 to February 7, 2029, with two one-year extension options and allows for future funding advances up to an aggregate amount of $14.5 million. In addition, the variable interest rate on Note A was modified from 2.90% plus Term SOFR (as defined in the applicable loan documents) to a fixed interest rate of 5.0% through February 7, 2026, then 6.0% through the initial maturity date and allows for the accrual of PIK interest for any portion of the interest unable to be paid on a monthly basis due to insufficient cash flow. Note B is not subject to any interest payments, provided no event of default occurs as defined in the loan agreement. The Company received a $12.0 million repayment in connection with the loan modification. During the year ended December 31, 2025, interest accrual was resumed on Note A, after previously being on nonaccrual status. The borrower elected to PIK $1.7 million of interest during the year ended December 31, 2025.
The Company modified a first mortgage loan collateralized by an office property during the year ended December 31, 2025. As of December 31, 2025, the loan had a carrying value of $169.5 million, representing approximately 5.0% of the Company’s first mortgage loans and was risk rated 4. The loan modification extended the initial maturity date from February 7, 2025, with two one-year extension options, to February 7, 2028, with one one-year extension option. The Company received a $10.0 million repayment in connection with the loan modification.
The Company modified a first mortgage loan and a contiguous mezzanine loan with principal balances of $57.2 million and $19.1 million, respectively, collateralized by two multifamily properties during the year ended December 31, 2025. The loan modifications increased the minimum strike rate for the interest rate protection from 3.0% to 4.5% for each respective loan. In addition, during the year ended December 31, 2024, the borrower exercised a one-year extension option with a new maturity date of December 16, 2025 and paid down $4.7 million. As of December 31, 2025, the first mortgage loan and contiguous mezzanine loan were repaid in full.
The Company modified a corporate senior loan during the year ended December 31, 2025. As of December 31, 2025, the loan had a carrying value of $19.4 million, representing approximately 5.3% of the Company’s corporate senior loans and was risk-rated 4. The loan modification requires the accrual of additional PIK interest at a rate of 0.5% per annum, commencing on July 1, 2025 through December 31, 2025. PIK interest will continue to accrue from January 1, 2026 until the leverage ratio falls below the defined threshold specified in the credit agreement. The Company received a $1.0 million repayment in connection with the loan modification and recognized $51,000 of PIK during the year ended December 31, 2025.
Other Modifications
While not required to be disclosed pursuant to ASU 2022-02 because the financial difficulty criteria was not met, the Company modified and restructured a first mortgage loan collateralized by a multifamily property during the year ended December 31, 2025. As of December 31, 2025, the loan had a carrying value of $54.6 million, representing approximately 1.6% of the Company’s first mortgage loans and was risk rated 3. The loan modification restructured the loan amount from $72.0 million to $55.0 million, extended the initial maturity date from February 6, 2026 with one one-year extension option to March 6, 2028 with two one-year extension options, and modified the variable interest rate from 3.20% plus Term SOFR to 2.85% plus Term SOFR. The Company received a $15.9 million repayment in connection with the loan modification. The loan modification was accounted for as a new loan for GAAP purposes.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 9 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. During the year ended December 31, 2023, the Company’s remaining two interest rate cap agreements matured. The Company did not have any derivative instruments as of December 31, 2025 and 2024.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the derivative instruments is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company had interest rate caps which were used to manage exposure to interest rate movements, but did not meet the requirements to be designated as a hedging instrument. The change in fair value of the derivative instruments that are not designated as hedges is recorded directly to earnings in other income (expense), net on the accompanying consolidated statements of operations. Interest rate swaps are designated as cash flow hedges in order to hedge the variability of the anticipated cash flows on the Company’s variable rate debt. The change in fair value of the derivative instruments designated as hedges is recorded in other comprehensive income (loss), with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the years ended December 31, 2025, 2024 and 2023, no amounts were reclassified from other comprehensive income (loss) as a change to interest expense. No unrealized amounts on interest rate swaps were remaining in other comprehensive income (loss) as of December 31, 2025, 2024 and 2023. The Company includes cash flows from interest rate swap agreements in net cash flows provided by operating activities on its consolidated statements of cash flows, as the Company’s accounting policy is to present cash flows from hedging instruments in the same category in its consolidated statements of cash flows as the category for cash flows from the hedged items.
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
NOTE 10 — REPURCHASE FACILITIES, NOTES PAYABLE AND CREDIT FACILITIES
As of December 31, 2025, the Company had $3.1 billion of debt outstanding, including net deferred financing costs, with a weighted average years to maturity of 1.9 years and a weighted average interest rate of 5.0%. The weighted average years to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date.
The following table summarizes the debt balances as of December 31, 2025 and 2024, and the debt activity for the year ended December 31, 2025 (in thousands):

		During the Year Ended December 31, 2025
	Balance as of December 31, 2024	Debt Issuances & Assumptions (1)	Repayments & Modifications	Amortization	Balance as of December 31, 2025
Notes payable – variable rate debt	$606,452	$—	$(227,677)	$—	$378,775
ABS mortgage notes	758,520	—	—	—	758,520
Credit facilities	124,500	92,000	(29,000)	—	187,500
Repurchase facilities	1,693,142	672,741	(588,483)	—	1,777,400
Total debt	3,182,614	764,741	(845,160)	—	3,102,195
Deferred costs – variable rate debt	(1,743)	(77)	587	554	(679)
Deferred costs – ABS mortgage notes	(10,582)	(17)	—	2,122	(8,477)
Total debt, net	$3,170,289	$764,647	$(844,573)	$2,676	$3,093,039
____________________________________
(1)Includes deferred financing costs incurred during the period, if any.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For more information regarding the Company’s debt activity during the year ended December 31, 2024, see Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Notes Payable
As of December 31, 2025, the Company had $378.8 million of variable rate debt outstanding, the borrowings of which are financed through note on note financing arrangements with Massachusetts Mutual Life Insurance Company (“Mass Mutual” and such financing, the “Mass Mutual Financing”), Citibank, N.A. (“Citibank” and such financing, the “Citibank Financing”), and Barclays Bank PLC (“Barclays” and such financing, the “Barclays Financing”) to provide financing for the Company’s CRE mortgage loans (the “Note on Note Financing Arrangements”).
The following table is a summary of the Note on Note Financing Arrangements as of December 31, 2025 (dollar amounts in thousands):

Note on Note Financing Arrangement	Date of Agreement	Maturity Date	Remaining Extension Options(1)	Weighted Average Interest Rate	Loans Financed under Note on Note Financing	Amount Financed
Citibank (2)	6/16/2023	8/9/2026	1/1 yr.	5.1%	$83,948	$62,961
Barclays (2)	10/20/2023	8/9/2026	1/1 yr.	5.1%	148,852	111,639
Mass Mutual	3/16/2022	(3)	N/A	6.1%	320,228	204,175
Total					$553,028	$378,775
____________________________________
(1)Represents the number of extension options remaining and the term of each option. Such extension options are subject to certain conditions as set forth within each respective note on note financing agreement.
(2)Note on Note Financing Arrangement is held through CLR.
(3)Borrowings under the Mass Mutual Financing mature on various dates from October 2027 through January 2028.
ABS Mortgage Notes
On July 28, 2021, the Company issued $774.0 million aggregate principal amount of asset backed securities (“ABS”) mortgage notes, Series 2021-1 (the “Class A Notes”) in six classes, as shown below:

Class of Notes	Initial Principal Balance	Principal Balance as of December 31, 2025	Note Rate	Anticipated Repayment Date	Rated Final Payment Date	Credit Rating (1)
A-1 (AAA)	$146,400,000	$140,208,000	2.09%	July 2028	July 2051	AAA (sf)
A-2 (AAA)	219,600,000	210,312,000	2.57%	July 2031	July 2051	AAA (sf)
A-3 (AA)	39,200,000	39,200,000	2.51%	July 2028	July 2051	AA (sf)
A-4 (AA)	58,800,000	58,800,000	3.04%	July 2031	July 2051	AA (sf)
A-5 (A)	124,000,000	124,000,000	2.91%	July 2028	July 2051	A (sf)
A-6 (A)	186,000,000	186,000,000	3.44%	July 2031	July 2051	A (sf)
	$774,000,000	$758,520,000
____________________________________
(1)Reflects credit rating from Standard & Poor’s Financial Services LLC (“Standard & Poor’s”).
The collateral pool for the Class A Notes is comprised of 169 of the Company’s double- and triple-net leased single tenant properties, together with the related leases and certain other rights and interests. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the Class A Notes was $1.0 billion. As of December 31, 2025, amounts outstanding on the Class A Notes totaled $758.5 million with a weighted average interest rate of 2.8%. The Company may prepay the Class A Notes in full on or after the payment date beginning in July 2026 for the Class A-1 (AAA) Notes, the Class A-3 (AA) Notes and the Class A-5 (A) Notes, and on or after the payment date in July 2028 for the Class A-2 (AAA) Notes, the Class A-4 (AA) Notes and the Class A-6 (A) Notes.
Credit Facilities
As of December 31, 2025, CMFT CL Lending Sub AB, LLC (the “Borrower”), an indirect wholly owned subsidiary of the Company, had a revolving loan and security agreement (the “Loan and Security Agreement”) with each of the lenders from time to time party thereto (the “Lenders”), Ally Bank as administrative agent and arranger (“Ally Bank”), U.S. Bank Trust Company, National Association, as the collateral custodian (the “Collateral Custodian”), and U.S. Bank National Association as

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the document custodian, which provides for borrowings in an aggregate principal amount up to $300.0 million (the “Loan Facility”), which may be increased during the revolving period (as defined below) to an aggregate principal amount up to $500.0 million as agreed to by the Borrower, any applicable Lender and Ally Bank.
As of December 31, 2025, borrowings under the Loan and Security Agreement bore interest equal to SOFR for the relevant interest period, plus an applicable rate. The applicable rate was 2.875% per annum (and an additional 2.00% per annum following an event of default under the Loan and Security Agreement). The revolving period began on February 10, 2023, and as of December 31, 2025, concluded on the day preceding the earlier to occur of (i) the scheduled revolving period end date of February 10, 2026, (ii) the date of the declaration of the revolving period end date upon the occurrence and continuation of an event of default, and (iii) the termination date. The termination date was the earlier to occur of (i) February 10, 2028 (two years after the revolving period end date) and (ii) the date of the declaration of the termination date or the date of the automatic occurrence of the termination date upon the occurrence and continuation of an event of default. As of December 31, 2025, the amounts borrowed and outstanding under the Loan Facility totaled $175.0 million at a weighted average interest rate of 6.5%. Subsequent to December 31, 2025, on February 6, 2026, the Borrower entered into an amendment to the Loan and Security Agreement with the Lenders, Ally Bank and the Collateral Custodian, as described in further detail in Note 19 — Subsequent Events.
CMFT Corporate Credit Securities, LLC, an indirect wholly-owned, bankruptcy-remote subsidiary of the Company, has a revolving credit and security agreement (the “Fourth Amended Credit and Security Agreement”) with the lenders from time to time parties thereto, Citibank, as administrative agent, CMFT Securities, as equityholder and as collateral manager, Citibank (acting through its Agency & Trust division), as both a collateral agent and as a collateral custodian, and Virtus Group, LP, as collateral administrator. The Fourth Amended Credit and Security Agreement provides for available borrowings under the revolving credit facility up to an aggregate principal amount of $18.0 million (the “Credit Securities Revolver”). The Credit Securities Revolver may be increased from time to time pursuant to the Fourth Amended Credit and Security Agreement. As of December 31, 2025, the amounts borrowed and outstanding under the Credit Securities Revolver totaled $12.5 million at a weighted average interest rate of 6.5%.
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
The Company believes it was in compliance with the financial covenants under the Company’s various fixed and variable rate debt agreements, as of December 31, 2025.
Repurchase Facilities
As of December 31, 2025, indirectly owned subsidiaries of the Company (individually, a “Lending Sub”, and collectively, the “Lending Subs”), had Master Repurchase Agreements with Citibank, Barclays, Wells Fargo Bank, N.A. (“Wells Fargo”), Deutsche Bank AG (“Deutsche Bank”), and J.P. Morgan Securities LLC (“J.P. Morgan”) (collectively, the “Repurchase Agreements”) to provide financing primarily through each bank’s purchase of the Company’s CRE mortgage loans and CMBS and future funding advances (the “Repurchase Facilities”).

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table is a summary of the Repurchase Facilities as of December 31, 2025 (dollar amounts in thousands):

Repurchase Facility	Date of Agreement	Maturity Date	Remaining Extension Options (1)	Maximum Facility Size		Weighted Average Interest Rate		Loans Financed under Repurchase Facility (2)	Amount Financed
Citibank	6/4/2020	3/5/2027	2/1 yr.	$26,537		6.3%	(3)	$84,374	$26,537
Citibank (4)	12/19/2023	12/19/2026	2/1 yr.	600,790		5.5%	(3)	666,976	504,962
Barclays	9/21/2020	9/22/2026	1/1 yr.	558,947		5.6%	(3)	722,517	359,417
Barclays (4)	12/4/2023	12/4/2026	2/1 yr.	691,053		5.6%	(3)	118,067	81,094
Wells Fargo	5/20/2021	8/30/2026	1/1 yr.	512,004	(5)	5.5%	(3)	658,707	444,503
Wells Fargo (4)	8/15/2025	8/15/2027	3/1 yr.	250,000	(5)	5.4%	(3)	285,250	216,050
Deutsche Bank (4)	10/8/2021	10/8/2026	1/1 yr.	300,000		6.4%	(3)	175,936	99,913
J.P. Morgan (4)	6/1/2022	(6)	(6)	—	(6)	5.1%	(7)	64,222	44,924
Total				$2,939,331				$2,776,049	$1,777,400
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
(5)Subsequent to December 31, 2025, the maximum facility size on the repurchase facilities held with Wells Fargo were amended, as described in further detail in Note 19 — Subsequent Events.
(6)Facilities under the repurchase facility with J.P. Morgan (“J.P. Morgan Repurchase Facility”) carry a rolling term which is reset monthly. Such facilities carry no maximum facility size.
(7)Under the Master Repurchase Agreement with J.P. Morgan, advances under the repurchase agreement may be made based on one-month Term SOFR plus a spread designated by J.P. Morgan, which as of December 31, 2025, ranges from 1.15% to 1.40%.
The Repurchase Agreements provide for agreements by each of Citibank, Barclays, Wells Fargo, Deutsche Bank and J.P. Morgan to re-sell such purchased CRE mortgage loans and CMBS back to Lending Subs at a certain future date or upon demand.
In connection with certain of the Repurchase Agreements, the Company (as the guarantor) entered into guaranties with Citibank, Barclays, Wells Fargo, and Deutsche Bank (the “Initial Guaranties”), under which the Company agreed to guarantee up to 25% of the obligations of the applicable Lending Sub under certain Repurchase Agreements. In addition, in connection with certain of the Repurchase Agreements, the Company (as the “Initial Guarantor”) and CLR (as a “Replacement Guarantor” and together with the Initial Guarantor, the “Guarantors”) entered into or amended guaranties with Citibank, Barclays and Deutsche Bank during the year ended December 31, 2023 (the “2023 Guaranties”, and together with the Initial Guaranties, the “Guaranties”), on a joint and several basis until the satisfaction of certain conditions as set forth in the guaranties, at which point the Replacement Guarantor will become the sole guarantor under the guaranty (the “Guarantor Replacement Event”). Under the 2023 Guaranties, the Initial Guarantor and the Replacement Guarantors agreed to guarantee the respective Lending Subs’ obligations under the applicable Repurchase Agreements. Additionally, during the year ended December 31, 2025, in connection with the J.P. Morgan Repurchase Facility and the Wells Fargo Repurchase Facility, the Company and CLR (as the guarantors) entered into a guaranty with each of J.P. Morgan and Wells Fargo, under which the Company and CLR agreed to guarantee the obligations of the Lending Sub under the Repurchase Agreements with J.P. Morgan and Wells Fargo on a joint and several basis until the Company is permitted to be removed as a guarantor upon the satisfaction of certain conditions set forth in the guaranty, leaving CLR as the sole guarantor under the guaranties with J.P. Morgan and Wells Fargo.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Repurchase Agreements and the Guaranties contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. In addition, the Guaranties contain financial covenants that require the Company to maintain: (i) minimum liquidity of not less than the lower of (a) $50.0 million and (b) the greater of (A) $10.0 million and (B) 5% of the then-current Guarantors’ recourse indebtedness, as defined in the Guaranties; (ii) minimum consolidated net worth greater than or equal to $1.0 billion plus (a) prior to the Guarantor Replacement Event, as applicable, 75% of the equity issued by the Guarantors following the respective closing dates of the Repurchase Agreements (the “Repurchase Closing Dates”) or, from and after the Guarantor Replacement Event, as applicable, 75% of the equity issued by the Replacement Guarantor following the Guarantor Replacement Event, as applicable, minus (b) prior to the Guarantor Replacement Event, as applicable, the aggregate amount of any redemptions or similar transaction by the Guarantors from the Repurchase Closing Dates or, from and after the Guarantor Replacement Event, as applicable, the aggregate amount of any redemptions or similar transaction by the Replacement Guarantor following the Guarantor Replacement Event, as applicable; (iii) maximum leverage ratio of total indebtedness to total equity less than or equal to 80%; and (iv) minimum interest coverage ratio of EBITDA (as defined in the Guaranties) to interest expense equal to or greater than 1.40. The Company believes it was in compliance with the financial covenants under the Repurchase Agreements as of December 31, 2025.
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
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt subsequent to December 31, 2025 (in thousands):

Year Ending December 31,	Principal Repayments
2026	$1,709,413
2027	413,422
2028	524,248
2029	—
2030	—
Thereafter	455,112
Total	$3,102,195

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 11 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the years ended December 31, 2025, 2024 and 2023 are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$14,477	$16,508	$16,047
Accrued capital expenditures	$382	$2,201	$544
Construction reserve allocation	$—	$—	$(190)
Real estate acquired via deed-in-lieu of foreclosure	$151,043	$—	$—
Assumption of other assets and liabilities related to real estate acquired via deed-in-lieu of foreclosure	$(3,260)	$—	$—
Transfer of loans held-for-investment to real estate acquired via deed-in-lieu of foreclosure	$(149,438)	$—	$—
Accrued deferred financing costs	$—	$—	$132
Common stock issued through distribution reinvestment plan	$31,217	$42,635	$42,879
Change in fair value of real estate-related securities	$(4,167)	$(5,140)	$(32,617)
Conversion of loan held-for-investment to equity securities	$—	$(5,060)	$—
Supplemental Cash Flow Disclosures:
Interest paid	$164,435	$233,379	$247,521
Cash paid for taxes	$420	$1,704	$1,115
NOTE 12 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation and claims. The Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or of which the Company’s properties are the subject.
Unfunded Commitments
As of December 31, 2025, the Company had $217.3 million of unfunded loan commitments related to its existing CRE loans held-for-investment and corporate senior loans and $60.3 million of unfunded commitments related to NewPoint JV. These commitments are not reflected in the accompanying consolidated balance sheets. Current expected credit losses for unfunded or unsettled loan commitments are included in accrued expenses and accounts payable on the accompanying consolidated balance sheets.
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
In addition, the Investment Advisor has a sub-advisory agreement dated May 12, 2025 (the “Sub-Advisory Agreement”) with OFS Capital Management, LLC (the “Sub-Advisor”) to act as an investment sub-advisor to CMFT Securities. The Sub-Advisor is registered as an investment adviser under the Advisers Act and is an affiliate of the Investment Advisor. The Sub-Advisor principally provides investment management services with respect to the corporate credit-related securities held by CMFT Securities and its subsidiaries. The Sub-Advisor may allocate a portion of these corporate credit-related securities to its other clients, including affiliates of CIM Group. On a quarterly basis, the Investment Advisor designates 50% (or 25% if related to CMBS) of the sum of the Investment Advisory Fee and incentive compensation attributable to the assets for which the Sub-Advisor has provided investment management services payable to the Investment Advisor as sub-advisory fees.
CMFT Management is entitled to receive incentive compensation, payable with respect to each quarter, which is generally equal to the excess of (a) the product of (i) 20% and (ii) the excess of (A) Core Earnings (as defined in the Management Agreement) of the Company for the previous 12-month period, over (B) the product of (1) the Company’s Consolidated Equity (as defined in the Management Agreement) in the previous 12-month period, and (2) 7% per annum, over (b) the sum of any incentive compensation paid to CMFT Management with respect to the first three calendar quarters of such previous 12-month period (or such lesser number of completed calendar quarters preceding the applicable period, if applicable). During the years ended December 31, 2025, 2024 and 2023, no incentive compensation fees were incurred.
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
The Company and CMFT Management have entered into an agreement (the “Offset Agreement”) whereby, (i) for so long as CMFT Management is the external manager of the Company and an affiliate of CIM Group, the Company’s management fee payable to CMFT Management will be reduced by the Company’s proportional share, based on its ownership of CLR, of the base management fee and performance fee payable to CMFT Management by CLR, and (ii) if the Management Agreement and either or both of the CLR Advisory Agreements are simultaneously terminated without cause, the termination fee payable by the Company to CMFT Management or the Investment Advisor, as applicable, under the applicable CLR Advisory Agreement shall be reduced by the Company’s proportional share, based on its ownership of CLR, of the termination fee payable to CMFT Management or the Investment Advisor by CLR under the applicable CLR Advisory Agreement, such that, in each case, the Company will not pay more fees than would otherwise be payable under its Management Agreement or Investment Advisory and Management Agreement, as applicable. The Offset Agreement also provides that CMFT Management will reimburse to the Company 50% of the organization and offering expenses paid by the Company for CLR, which reimbursement may be paid as a reduction in the management fee payable to CMFT Management under the Management Agreement. Organization and offering expenses is defined in the CLR Management Agreement as any and all costs and expenses incurred by or on behalf of CLR in connection with the formation of CLR and the marketing and distribution of its common shares of beneficial interest. During the year ended December 31, 2025, the Company did not receive any reimbursements from CMFT Management for organization and offering expenses paid by the Company for CLR.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Guaranties
From time to time, the Company guarantees certain of CLR’s indebtedness, as discussed further in Note 10 — Repurchase Facilities, Notes Payable and Credit Facilities.
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
The Company recorded fees and expense reimbursements as shown in the table below for services provided by CMFT Management or its affiliates related to the services described above during the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024	2023
Management fees	$46,788	$49,672	$50,975
Expense reimbursements to related parties	$13,105	$13,501	$13,285
Due to Affiliates
Of the amounts shown above, $12.7 million and $13.7 million had been incurred, but not yet paid, for services provided by CMFT Management or its affiliates in connection with the management and operating activities during the years ended December 31, 2025 and 2024, respectively, and such amounts were recorded as liabilities of the Company as of such dates.
The following table details the components of due to affiliates as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Accrued management fees	$11,703	$12,172
Accrued expense reimbursement to related parties	$947	1,497
Total due to affiliates	$12,650	$13,669
Development and Property Management Agreements
On January 7, 2021, the Company completed foreclosure proceedings to take control of the assets which previously secured its mezzanine loans, including 75 condominium units and 21 rental units across four buildings in New York. Upon foreclosure, and with the approval of the Board’s former valuation, compensation and affiliate transactions committee, CIM NY Management, LLC, an affiliate of the Company’s manager, CMFT Management, entered into a Development Management Agreement with the indirect wholly owned subsidiaries of the Company that own each of the four buildings (the “Building Owners”), wherein CIM NY Management, LLC will act as project manager in overseeing the development and construction of property improvements in accordance with each respective Development Management Agreement (the “Development Services”). In consideration for the Development Services, CIM NY Management, LLC will receive a development management fee from the Building Owners equal to 4% of the aggregate gross project costs expended during the term of the Development Management Agreement, subject to the conditions in each respective Development Management Agreement. During the years ended December 31, 2025 and 2024, the Company recorded $351,000 and $722,000, respectively, in development management fees. Additionally, CIM NY Management, LLC is reimbursed by the Building Owners for expenses incurred in connection with the Development Services, including services provided that are incidental to but not part of the Development Services. The Development Management Agreement shall remain in effect until the project completion date, and is terminable by either party with fifteen days prior notice to the other party, with or without cause.
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
Investments with Affiliates of the Manager
In September 2021, the Company co-invested $68.4 million in preferred units and $138.8 million in a first mortgage loan to a third-party for the purchase of a multi-family, office and retail building in Fort Lauderdale, Florida with CIM Real Assets & Credit Fund, a fund that is advised by affiliates of CMFT Management (“CIM RACR”). The Company redeemed its investment in the preferred units during the year ended December 31, 2022 in exchange for an investment in a first mortgage loan. As of December 31, 2025, $199.9 million of the first mortgage loan was outstanding. Subsequent to December 31, 2025, the first mortgage loan, which was in maturity default as of December 31, 2025, was repaid in full.
In October 2021, the Company invested in a $130.0 million first mortgage loan, with an initial advance of $119.0 million, to a third-party, the proceeds of which were used to finance the acquisition of a property from a fund that is advised by an affiliate of CMFT Management. As of December 31, 2025, $98.0 million of the first mortgage loan was outstanding.
In November 2021, the Company entered into the Unconsolidated Joint Venture (the “MT-FT JV”) with CMMT Holdings, LLC, a fund that is advised by an affiliate of CMFT Management, for the purposes of investing in the NewPoint JV. As of December 31, 2025, the Company owned approximately 50% of the equity interests of the MT-FT JV and has committed to fund capital to the MT-FT JV up to $212.5 million, of which $152.2 million has been funded, net of $112.6 million returned to the Company that can be called back by NewPoint JV through NP JV Holdings as a capital call on a future date. For more information on the NewPoint JV, see Note 2 — Summary of Significant Accounting Policies and Note 6 — Investment in Unconsolidated Entities.
In December 2021, the Company invested in a $155.0 million first mortgage loan, with an initial advance of $154.0 million, to a third-party, the proceeds of which were used to finance the acquisition of a property from a fund that is advised by an affiliate of CMFT Management. As of December 31, 2025, the first mortgage loan is held by the Company’s consolidated subsidiary, CLR, and $155.0 million of the first mortgage loan was outstanding.
In April 2022, the Company invested in a $147.0 million first mortgage loan, with an initial advance of $143.0 million, to a third-party, which was previously funded by a fund that is advised by an affiliate of CMFT Management. During the year ended December 31, 2025, the Company sold the first mortgage loan to its consolidated subsidiary, CLR, for $120.0 million. As of December 31, 2025, $120.4 million of the first mortgage loan was outstanding.
During the year ended December 31, 2023, the Company and CIM RACR co-invested $105.8 million and $16.4 million, respectively, in nine corporate senior loans to a third party. During the year ended December 31, 2024, the Company and CIM RACR had no new co-invest activity and as of December 31, 2024, $145.5 million of the corporate senior loans was outstanding. During the year ended December 31, 2025, the Company and CIM RACR co-invested $13.0 million and $1.6 million, respectively, in three corporate senior loans to a third party. As of December 31, 2025, $152.9 million of the corporate senior loans was outstanding. The Sub-Advisor provided investment management services related to these corporate senior loans pursuant to the Sub-Advisory Agreement.
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
NOTE 15 — STOCKHOLDERS’ EQUITY
As of December 31, 2025, 2024 and 2023, the Company was authorized to issue $600.0 million of shares of common stock under the Secondary DRIP Offering. All shares of such stock have a par value of $0.01 per share. The par value of stockholder proceeds raised from the DRIP Offerings is classified as common stock, with the remainder allocated to capital in excess of par value.
Distribution Reinvestment Plan
Pursuant to the DRIP, the Company allows stockholders to elect to have their distributions reinvested in additional shares of the Company’s common stock at the most recent estimated per share NAV as determined by the Board. The Board may terminate or amend the Secondary DRIP Offering at the Company’s discretion at any time upon ten days’ prior written notice to the stockholders. During the years ended December 31, 2025, 2024 and 2023, approximately 5.7 million, 7.0 million and 6.5 million shares were purchased under the DRIP Offerings for approximately $31.2 million, $42.6 million and $42.9 million, respectively, which were recorded as redeemable common stock on the consolidated balance sheets.
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
The Company redeems shares no later than the end of the month following the end of each fiscal quarter. Requests for redemption must be received on or prior to the end of the fiscal quarter in order for the Company to repurchase the shares in the month following the end of that fiscal quarter. The Board may choose to amend the terms of, suspend or terminate the share redemption program at any time in its sole discretion if it believes that such action is in the best interest of the Company and its stockholders. Any material modifications or suspension of the share redemption program will be disclosed to the Company’s stockholders as promptly as practicable in the Company’s reports filed with the SEC and via the Company’s website. During the years ended December 31, 2025, 2024 and 2023, the Company redeemed approximately 6.8 million, 7.3 million and 6.8 million shares, respectively, under the share redemption program for $37.1 million, $45.0 million and $44.4 million, respectively. During the year ended December 31, 2025, redemption requests relating to approximately 173.0 million shares went unfulfilled.
Distributions Payable and Distribution Policy
The Board authorized the following monthly distribution amounts per share, payable to stockholders as of the record date for the applicable month, for the periods indicated below:

Period Commencing	Period Ending	Monthly Distribution Amount
January 2023	September 2023	$0.0350
October 2023	December 2023	$0.0367
January 2024	December 2024	$0.0375
January 2025	June 2026	$0.0283
As of December 31, 2025, the Company had distributions payable of $14.5 million.
Equity-Based Compensation
On April 27, 2022, the Board and the compensation committee of the Board approved the Amended and Restated CIM Real Estate Finance Trust, Inc. 2022 Equity Incentive Plan (the “2022 Plan”) and the 2022 Plan was approved by the Company’s stockholders at the Company’s 2022 Annual Meeting of Stockholders held on July 12, 2022. Awards that are granted on or after the effective date of the 2022 Plan are subject to the terms and provisions of the 2022 Plan. The total number of shares of Company common stock reserved and available for issuance under the 2022 Plan at any time during the term of the 2022 Plan is 250,000 shares, and awards of approximately 4,000 shares of common stock are available for future grant at December 31, 2025. Under the 2022 Plan, the Board or the compensation committee of the Board has the authority to grant certain awards to employees, non-employee directors, and consultants or advisors of the Company, including stock option awards, restricted stock awards or deferred stock awards, which awards will further align such persons’ interests with the interests of the Company’s stockholders. The Board or the compensation committee of the Board also has the authority to determine the terms of any award granted pursuant to the 2022 Plan, including vesting schedules, restrictions and acceleration of any restrictions. The 2022 Plan may be amended or terminated by the Board or the compensation committee of the Board at any time, subject to the right of the Company’s stockholders to approve certain amendments.
On January 9, 2024, the compensation committee of the Board approved and adopted the CIM Real Estate Finance Trust, Inc. 2024 Manager Equity Incentive Plan (the “Manager Plan”) and the Manager Plan was approved by the Company’s stockholders at the Company’s 2024 Annual Meeting of Stockholders held on July 11, 2024. The Manager Plan provides for the grant of non-qualified stock options, restricted stock awards, restricted stock unit awards, and stock appreciation right awards, and dividend equivalents, to eligible named executive officers (as defined in Item 402 of Regulation S-K) of the Company or to CMFT Management, which in turn will transfer such incentives to employees, advisors, or consultants of CMFT Management and its affiliates who provide services to CMFT Management or its affiliates in support of the Company and its subsidiaries. The maximum number of shares of common stock of the Company that may be subject to awards granted under the Manager

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Plan is 12,000,000 shares. As of December 31, 2025, there were approximately 6.4 million shares remaining that may be subject to awards granted under the Manager Plan. The Manager Plan will expire on January 9, 2034, unless terminated earlier by the Board or the compensation committee.
The following tables summarize the (i) non-vested shares of restricted stock and restricted stock units and (ii) vesting schedule of shares of restricted stock and restricted stock units for the Company’s directors, officers and employees of the Manager as of December 31, 2025 (dollar amounts in thousands):

	Restricted Stock Grants (2022 Plan)	Restricted Stock Units (Manager Plan) (1)	Grant Date Fair Value (2)
Outstanding as of December 31, 2022	66,667	—
Granted	73,059	—	$480
Vested	(66,667)	—	N/A
Forfeited	—	—	N/A
Outstanding as of December 31, 2023	73,059	—
Granted	39,409	3,370,474	$20,766
Vested	(73,059)	(759,113)	N/A
Forfeited	—	—	N/A
Outstanding as of December 31, 2024	39,409	2,611,361
Granted	67,323	2,186,565	$11,765
Vested	(49,261)	(1,123,491)	N/A
Forfeited	—	—	N/A
Outstanding as of December 31, 2025	57,471	3,674,435
____________________________________
(1)Each restricted stock unit represents a contingent right to receive one share of the Company’s common stock, payable 50% in the Company’s common stock and 50% in the cash value thereof.
(2)The fair value of the Company’s share awards is determined using the Company’s per share NAV on the date of grant.
Compensation expense related to the restricted shares and restricted stock units are recognized over the vesting period. The Company recorded compensation expense of $8.8 million and $6.3 million for the years ended December 31, 2025 and 2024, respectively, related to the restricted shares and restricted stock units, which is included in general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2025, there was $15.7 million of total unrecognized compensation expense related to these restricted shares and restricted stock units, which will be recognized ratably over the remaining respective periods of service.
Below is a summary of restricted stock and restricted stock units vesting dates as of December 31, 2025:

	Restricted Stock Grants (2022 Plan)	Restricted Stock Units (Manager Plan)
Vesting Year
2026	57,471	1,852,347
2027	—	1,093,234
2028	—	728,854
Total	57,471	3,674,435
NOTE 16 — INCOME TAXES
For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nondividend distributions. Nondividend distributions will reduce U.S stockholders’ basis (but not below zero) in their shares.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows the character of the distributions the Company paid on a percentage basis for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
Character of Distributions:	2025	2024	2023
Ordinary dividends	82%	99%	97%
Nondividend distributions	17%	—%	3%
Capital gain distributions	1%	1%	—%
Total	100%	100%	100%
During the year ended December 31, 2025, the Company had a net state and local income and franchise tax benefit of $47,000 as a result of a reduction to the prior year taxes payable and a reduction in activity in states that impose franchise or capital-based taxes. During the years ended December 31, 2024 and 2023, the Company incurred state and local income and franchise taxes of $1.2 million and $1.1 million, respectively, which were recorded in general and administrative expenses in the consolidated statements of operations. Additionally, during the year ended December 31, 2024, the Company recognized income tax expense of $750,000 on undistributed capital gains which was recorded in general and administrative expenses in the consolidated statements of operations.
The Company had no unrecognized tax benefits as of or during the years ended December 31, 2025 and 2024. Any interest and penalties related to unrecognized tax benefits would be recognized within the provision for income taxes in the accompanying consolidated statements of operations. The Company files income tax returns in the U.S. federal jurisdiction, as well as various state jurisdictions, and is subject to routine examinations by the respective tax authorities.
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
As of December 31, 2025, the Company’s leases had a weighted-average remaining term of 10.1 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As of December 31, 2025, the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, was as follows (in thousands):

Year Ending December 31,	Future Minimum Rental Income
2026	$94,770
2027	94,977
2028	92,128
2029	90,833
2030	87,920
Thereafter	589,176
Total	$1,049,804
A certain amount of the Company’s rental and other property income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the years ended December 31, 2025, 2024 and 2023, the amount of the contingent rent earned by the Company was not significant.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Rental and other property income during the years ended December 31, 2025, 2024 and 2023 consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Fixed rental and other property income (1)	$101,657	$87,796	$106,755
Variable rental and other property income (2)	10,026	6,116	8,624
Total rental and other property income	$111,683	$93,912	$115,379
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
The Company has one property subject to a non-cancelable operating ground lease with a remaining term of 7.7 years, with a lease liability (in deferred rental income and other liabilities) and a related right-of-use (“ROU”) asset (in prepaid expenses and other assets) of $1.6 million in the consolidated balance sheets. The lease liability and ROU asset were initially measured at the present value of the future minimum lease payments using a discount rate of 4.3%. This reflects the Company’s incremental borrowing rate, which was calculated based on the interest rate the Company would incur to borrow on a fully collateralized basis over a term similar to the lease.
The Company recognized $250,000 of ground lease expense during the year ended December 31, 2025, of which $242,000 was paid in cash during the period it was recognized. As of December 31, 2025, the Company’s scheduled future minimum rental payments related to its operating ground lease is approximately $250,000 annually for 2026 through 2030, and $667,000 thereafter through the maturity date of the lease in August 2033.
NOTE 18 — SEGMENT REPORTING
As of December 31, 2025, the Company determined that it has two reportable segments: Credit and Real Estate. Corporate/other represents all corporate level and unallocated items and includes the Company’s other asset management activities and expenses.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables present segment reporting for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31, 2025
	Real Estate	Credit	Corporate/Other (1)	Company Total
Revenues:
Rental and other property income	$111,615	$—	$68	$111,683
Interest income	—	304,321	—	304,321
Total revenues	111,615	304,321	68	416,004
Expenses:
General and administrative	255	2,441	23,298	25,994
Interest expense, net	23,274	151,008	—	174,282
Property operating	8,437	—	4,196	12,633
Real estate tax	4,238	—	590	4,828
Expense reimbursements to related parties	—	—	13,105	13,105
Management fees	9,348	37,440	—	46,788
Transaction-related	169	—	89	258
Depreciation and amortization	36,402	—	—	36,402
Real estate impairment	9,860	—	—	9,860
Increase in provision for credit losses	—	70,807	—	70,807
Total expenses	91,983	261,696	41,278	394,957
Other income (expense)
Gain on disposition of real estate and condominium developments, net	1,540	—	6,643	8,183
Gain on investment in unconsolidated entities	—	9,140	—	9,140
Unrealized gain on equity security	—	5,719	—	5,719
Other income, net	177	3,875	4,508	8,560
Loss on extinguishment of debt	—	(274)	—	(274)
Total other income	1,717	18,460	11,151	31,328
Segment net income (loss)	21,349	61,085	(30,059)	52,375
Segment net income attributable to non-controlling interest	—	19	—	19
Segment net income (loss) attributable to the Company	$21,349	$61,066	$(30,059)	$52,356
Total assets as of December 31, 2025	$1,046,585	$3,939,655	$108,857	$5,095,097
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
NOTE 19 — SUBSEQUENT EVENTS
In addition to subsequent events previously disclosed, the following events also occurred subsequent to December 31, 2025.
Redemptions of Shares of Common Stock
Subsequent to December 31, 2025, the Company redeemed approximately 1.5 million shares for $7.9 million (at an average redemption price of $5.22 per share). The remaining redemption requests received during the three months ended December 31, 2025 totaling approximately 44.2 million shares went unfulfilled.
Estimated Per Share NAV
On March 19, 2026, the Board established an updated estimated per share NAV of the Company’s common stock as of December 31, 2025, of $5.14 per share. Commencing on March 27, 2026, distributions will be reinvested in shares of the Company’s common stock under the DRIP at a price of $5.14 per share and $5.14 serves as the most recent estimated per share NAV for purposes of the share redemption program.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investment and Disposition Activity
Subsequent to December 31, 2025, the Company’s investment and disposition activity included the following:
•Disposed of one property for a gross sales price of $13.2 million, resulting in net proceeds of $12.0 million after closing costs and a gain of approximately $3.8 million.
•Settled $37.4 million on purchases of four corporate senior loans.
•Originated one first mortgage loan with a principal balance of $56.0 million, funded an aggregate amount of $10.5 million to six of the Company’s first mortgage loans, and received full payoffs of $443.6 million on five of the Company’s first mortgage loans.
Financing Activity
Subsequent to December 31, 2025, the Company’s financing activity included the following:
•Repaid $86.9 million of borrowings under the repurchase facilities with Citibank and J.P. Morgan, both of which are held through CLR. In addition, repaid $167.0 million of borrowings under the repurchase facility with Wells Fargo and $126.5 million of borrowings under the note on note financing arrangement with Mass Mutual.
•Borrowed $8.5 million under the repurchase facilities with Barclays and J.P. Morgan, both of which are held through CLR.
•Borrowed $25.0 million under the Loan Facility with Ally Bank.
•Entered into an amendment (the “Second Amendment”) to the Loan and Security Agreement with the Lenders, Ally Bank and the Collateral Custodian to, among other things, extend the scheduled revolving period end date from February 10, 2026 to February 6, 2029 and extend the termination date to be the earlier of (i) the date that is two years after the revolving period end date or (ii) the date of the declaration of the termination date or the date of the automatic occurrence of the termination date upon the occurrence and continuation of an event of default. Additionally, the Second Amendment amends the interest rate under the Loan and Security Agreement from SOFR for the relevant interest period plus an applicable rate of 2.875% (and an additional 2.00% per annum following an event of default) to an interest rate of SOFR plus an applicable rate of 2.10% per annum (and an additional 2.00% per annum following an event of default).
•Entered into an amendment to the Master Repurchase and Securities Contract with Wells Fargo, to amend and restate the fee letter, that was entered into in connection with the Master Repurchase and Securities Contract, to reduce the maximum facility amount of the repurchase facility from approximately $512.0 million to approximately $277.5 million. Additionally, the Company and a subsidiary of CLR (“CLR Seller”), amended and restated the fee letter that was entered into in connection with the Master Repurchase and Securities Contract by and between CLR Seller and Wells Fargo to, among other things, increase the maximum facility amount of the repurchase facility from $250.0 million to $500.0 million.

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
					Which Carried
			Buildings, Fixtures and	Total Adjustment	At December 31, 2025	Accumulated Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Real Estate Held for Investment the Company has Invested in:
AAA Office Park:
Hamilton, NJ	$—	$5,427	$22,970	$(16,278)	$12,119	$537	12/16/2021	2016
Actuant Campus:
Columbus, WI	12,975	2,090	14,633	—	16,723	2,260	12/21/2020	2014
AKRS Equipment:
David City, NE	11,331	682	12,849	—	13,531	482	9/10/2024	2023
AK Steel:
West Chester, OH	—	1,421	21,044	(8,608)	13,857	309	12/16/2021	2007
Apex Technologies:
Mason, OH	—	1,288	11,127	—	12,415	1,348	12/16/2021	2013
Bass Pro Shop:
Tallahassee, FL	6,637	945	5,713	119	6,777	1,988	8/20/2013	2013
BJ’s Wholesale Club:
Fort Myers, FL	19,794	5,331	21,692	—	27,023	2,969	12/21/2020	2018
Roanoke, VA	15,496	4,509	14,545	—	19,054	1,999	11/25/2020	2018
Bob Evans:
Defiance, OH	2,573	501	2,781	—	3,282	333	12/16/2021	2011
Dover, OH	2,529	552	1,930	—	2,482	219	12/16/2021	2013
Dundee, MI	1,842	526	1,298	—	1,824	158	12/16/2021	2011
Gallipolis, OH	2,705	529	2,963	—	3,492	399	12/21/2020	2003
Hagerstown, MD	2,536	490	2,789	—	3,279	393	12/21/2020	1989
Hamilton, OH	1,930	446	2,359	—	2,805	257	12/16/2021	2014
Hummelstown, PA	2,259	1,029	2,283	—	3,312	255	12/16/2021	2013
Mansfield, OH	2,259	495	2,423	—	2,918	351	12/21/2020	2004
Mayfield Heights, OH	1,842	847	1,278	—	2,125	150	12/16/2021	2003
Monroe, MI	2,193	623	2,177	—	2,800	319	12/21/2020	1998
Northwood, OH	2,529	514	2,760	—	3,274	383	12/21/2020	1998
Peoria, IL	892	620	524	—	1,144	106	12/21/2020	1995
Piqua, OH	2,017	413	2,187	—	2,600	309	12/21/2020	1989
Burger King:
Yukon, OK	1,206	500	1,141	—	1,641	177	12/21/2020	1989
Cabela’s:
Acworth, GA	21,644	4,979	18,775	—	23,754	4,266	9/25/2017	2014
Avon, OH	12,346	2,755	10,751	—	13,506	2,483	9/25/2017	2016
La Vista, NE	20,986	3,260	16,923	—	20,183	3,699	9/25/2017	2006
Sun Prairie, WI	15,884	3,373	14,058	—	17,431	3,370	9/25/2017	2015
Caliber Collision Center:
Fredericksburg, VA	3,618	1,807	2,292	—	4,099	380	7/22/2020	2019
Lake Jackson, TX	2,887	800	2,974	—	3,774	493	12/21/2020	2006
Richmond, VA	4,225	1,453	3,323	—	4,776	574	7/30/2020	2020
San Antonio, TX	3,929	691	4,458	—	5,149	680	12/21/2020	2019
Williamsburg, VA	3,699	1,418	2,800	—	4,218	464	6/12/2020	2020
Camping World:
Fort Myers, FL	11,162	3,226	11,832	224	15,282	1,971	12/21/2020	1987
Chick-Fil-A:
Dickson City, PA	1,952	1,113	7,946	(7,817)	1,242	358	6/30/2014	2013
Costco:
Tallahassee, FL	8,004	9,497	—	—	9,497	—	12/11/2012	2006
CVS:
Arnold, MO	3,962	2,043	2,367	—	4,410	733	12/13/2013	2013
Asheville, NC	1,871	1,108	1,084	—	2,192	391	4/26/2012	1998

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
					Which Carried
			Buildings, Fixtures and	Total Adjustment	At December 31, 2025	Accumulated Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Austin, TX	$4,320	$1,076	$3,475	$—	$4,551	$1,070	12/13/2013	2013
Bloomington, IN	4,408	1,620	2,957	—	4,577	916	12/13/2013	2012
Blue Springs, MO	2,924	395	2,722	—	3,117	843	12/13/2013	2013
Bridgeton, MO	3,962	2,056	2,362	—	4,418	732	12/13/2013	2013
Charleston, SC	1,689	869	1,009	—	1,878	365	4/26/2012	1998
Chesapeake, VA	3,231	1,044	3,053	—	4,097	965	12/13/2013	2013
Cicero, IN	3,436	487	3,099	—	3,586	959	12/13/2013	2013
Eminence, KY	3,465	872	2,511	—	3,383	768	12/13/2013	2013
Goose Creek, SC	2,822	1,022	1,980	—	3,002	607	12/13/2013	2013
Greenwood, IN	4,203	912	3,549	61	4,522	1,126	7/11/2013	1999
Hazlet, NJ	5,928	3,047	3,610	—	6,657	1,112	12/13/2013	2013
Hillcrest Heights, MD	3,830	1,817	2,989	71	4,877	939	9/30/2013	2001
Honesdale, PA	4,093	1,206	3,342	—	4,548	1,061	12/13/2013	2013
Independence, MO	2,419	359	2,242	—	2,601	696	12/13/2013	2013
Indianapolis, IN	3,355	1,110	2,484	—	3,594	769	12/13/2013	2013
Irving, TX	3,574	745	3,034	—	3,779	1,030	10/5/2012	2000
Janesville, WI	3,041	736	2,545	—	3,281	787	12/13/2013	2013
Katy, TX	3,121	1,149	2,462	—	3,611	746	12/13/2013	2013
London, KY	4,130	1,445	2,661	—	4,106	842	9/10/2013	2013
North Wilkesboro, NC	2,295	332	2,369	73	2,774	743	10/25/2013	1999
Poplar Bluff, MO	3,691	1,861	2,211	—	4,072	688	12/13/2013	2013
Salem, NH	5,204	3,456	2,351	—	5,807	717	11/18/2013	2013
San Antonio, TX	3,289	1,893	1,848	—	3,741	579	12/13/2013	2013
Sand Springs, OK	3,552	1,765	2,283	—	4,048	712	12/13/2013	2013
Santa Fe, NM	6,206	2,243	4,619	—	6,862	1,407	12/13/2013	2013
Sedalia, MO	2,580	466	2,318	—	2,784	720	12/13/2013	2013
St. John, MO	—	1,546	2,601	—	4,147	805	12/13/2013	2013
Vineland, NJ	3,531	813	2,926	—	3,739	934	12/13/2013	2010
Waynesboro, VA	3,253	986	2,708	—	3,694	838	12/13/2013	2013
West Monroe, LA	3,399	1,738	2,136	—	3,874	666	12/13/2013	2013
Wisconsin Rapids, WI	2,193	707	3,262	—	3,969	352	12/16/2021	2013
Dave & Buster's
Rosemont, IL	20,687	2,441	15,859	—	18,300	562	9/30/2024	2014
Dollar General:
Parchment, MI	—	168	1,162	—	1,330	341	6/25/2014	2014
Andalusia, AL	—	386	1,805	—	2,191	26	7/18/2025	2025
Belk, AL	—	217	1,741	—	1,958	24	7/18/2025	2025
Florence, AL	—	244	1,796	—	2,040	28	7/18/2025	2024
Fosters, AL	—	244	1,902	—	2,146	27	7/18/2025	2024
Gainestown, AL	—	232	1,849	—	2,081	28	7/18/2025	2025
Hayesville, NC	—	203	2,105	—	2,308	31	7/23/2025	2025
Leighton, AL	—	194	1,802	—	1,996	28	7/18/2025	2024
Locust Fork, AL	—	213	1,745	—	1,958	25	7/18/2025	2025
Ozark, AL	—	241	1,795	—	2,036	26	7/18/2025	2025
Warne, NC	—	289	1,777	—	2,066	27	7/23/2025	2025
Alder Creek, NY	—	295	2,027	—	2,322	25	8/28/2025	2025
Moulton, AL	—	219	1,775	—	1,994	21	8/28/2025	2025
Odenville, AL	—	237	2,091	—	2,328	26	8/28/2025	2025
Valley, AL	—	237	1,873	—	2,110	23	8/28/2025	2025
Cochecton, NY	—	371	2,116	—	2,487	15	10/24/2025	2025

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
					Which Carried
			Buildings, Fixtures and	Total Adjustment	At December 31, 2025	Accumulated Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Dynatect Manufacturing
Valparaiso, IN	$—	$837	$6,359	$—	$7,196	$8	12/23/2025	1998
New Berlin, WI	—	525	3,566	—	4,091	4	12/23/2025	1967
New Berlin, WI	—	1,068	11,930	—	12,998	14	12/23/2025	1972
Duluth Trading:
Denton, TX	—	1,662	2,918	—	4,580	455	12/21/2020	2017
Family Dollar:
Salina, UT	—	211	1,262	—	1,473	216	12/21/2020	2014
Highline
McLean, VA	—	18,944	24,940	4,504	48,388	2,644	1/9/2025	2000
Jewel-Osco:
Plainfield, IL	8,720	—	—	11,151	11,151	1,938	11/14/2018	2001
Spring Grove, IL	7,770	991	11,361	—	12,352	1,296	12/16/2021	2007
Wood Dale, IL	7,748	4,069	7,800	—	11,869	930	12/16/2021	2005
Kroger:
Shelton, WA	8,889	1,180	11,040	—	12,220	3,685	4/30/2014	1994
Kum & Go:
Conway, AR	3,180	510	2,577	—	3,087	755	6/13/2014	2014
Lowe’s:
Asheboro, NC	6,944	1,098	6,722	50	7,870	2,078	6/23/2014	1994
Cincinnati, OH	11,637	14,092	—	491	14,583	64	2/10/2014	2001
Covington, LA	9,035	10,233	—	—	10,233	—	8/20/2014	2002
Mansfield, OH	7,792	873	8,256	26	9,155	2,583	6/12/2014	1992
North Dartmouth, MA	14,232	6,774	17,384	—	24,158	2,120	12/16/2021	2004
Oxford, AL	10,657	1,668	7,622	369	9,659	2,923	6/28/2013	1999
Tuscaloosa, AL	7,777	4,908	4,786	109	9,803	1,624	10/29/2013	1993
Zanesville, OH	9,079	2,161	8,375	333	10,869	2,786	12/11/2013	1995
McAlister’s Deli:
Lawton, OK	2,102	805	1,057	—	1,862	341	5/1/2014	2013
Mister Car Wash:
Athens, AL	2,507	384	1,150	—	1,534	276	9/12/2017	2008
Decatur, AL	1,228	257	559	—	816	145	9/12/2017	2005
Decatur, AL	2,792	486	1,253	—	1,739	343	9/12/2017	2014
Decatur, AL	1,433	359	1,152	—	1,511	312	9/12/2017	2007
Hartselle, AL	1,031	360	569	—	929	151	9/12/2017	2007
Madison, AL	3,823	562	1,139	—	1,701	317	9/12/2017	2012
National Tire & Battery:
Cypress, TX	2,792	910	2,224	—	3,134	646	9/1/2015	2005
Montgomery, IL	3,012	516	2,494	—	3,010	842	1/15/2013	2007
North Richland Hills, TX	2,668	513	2,579	—	3,092	739	9/1/2015	2005
Pasadena, TX	2,851	908	2,307	—	3,215	670	9/1/2015	2005
Natural Grocers:
Heber City, UT	4,517	1,286	3,727	—	5,013	558	12/21/2020	2017
Idaho Falls, ID	3,545	833	2,316	—	3,149	729	2/14/2014	2013
O’Reilly Automotive:
Bennettsville, SC	1,177	361	1,207	—	1,568	202	12/21/2020	2015

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
					Which Carried
			Buildings, Fixtures and	Total Adjustment	At December 31, 2025	Accumulated Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Clayton, GA	$1,294	$501	$945	$—	$1,446	$244	1/29/2016	2015
Flowood, MS	1,338	505	1,288	—	1,793	210	12/21/2020	2014
Iron Mountain, MI	1,206	249	1,400	—	1,649	232	12/21/2020	2014
Popeyes:
Independence, MO	1,155	333	680	—	1,013	203	6/27/2014	2005
Raising Cane’s:
Avondale, AZ	3,209	1,774	2,381	—	4,155	270	12/16/2021	2013
Reno, NV	3,275	1,841	2,259	—	4,100	346	12/21/2020	2014
Safeway:
Juneau, AK	10,709	6,174	8,791	—	14,965	1,377	12/21/2020	2017
Siemens:
Milford, OH	—	4,137	23,153	(16,238)	11,052	672	12/21/2020	1991
Spinx:
Simpsonville, SC	1,784	591	969	—	1,560	316	1/24/2013	2012
Steinhafels:
Greenfield, WI	7,310	1,783	7,643	—	9,426	1,082	12/21/2020	1991
Madison, WI	11,008	3,227	8,531	—	11,758	1,007	12/16/2021	2017
Sunoco:
Palm City, FL	3,457	667	1,698	—	2,365	542	4/12/2013	2011
SuperValu:
Oglesby, IL	12,660	2,505	11,777	—	14,282	1,697	12/16/2021	1996
Take 5:
Andrews, TX	877	230	862	—	1,092	122	12/21/2020	1994
Bedford, TX	895	283	837	—	1,120	144	12/21/2020	2009
Burleson, TX	1,115	471	936	—	1,407	152	12/21/2020	1994
Burleson, TX	822	201	837	—	1,038	124	12/21/2020	2010
Burleson, TX	640	394	407	—	801	120	12/21/2020	2003
Cedar Hill, TX	786	250	705	—	955	109	12/21/2020	1985
Hereford, TX	822	50	995	—	1,045	137	12/21/2020	1993
Irving, TX	457	120	445	—	565	67	12/21/2020	1989
Irving, TX	822	210	818	—	1,028	120	12/21/2020	1987
Lubbock, TX	1,261	151	1,428	—	1,579	192	12/21/2020	2002
Midland, TX	1,663	192	1,861	—	2,053	250	12/21/2020	1995
Mineral Wells, TX	1,115	131	1,263	—	1,394	173	12/21/2020	2019
Teradata:
Miami Township, OH	—	1,615	5,250	(2,574)	4,291	186	12/16/2021	2010
TGI Friday's:
Wilmington, DE	—	1,685	969	51	2,705	304	6/27/2014	1991
Tire Kingdom:
Summerville, SC	2,156	1,208	1,233	—	2,441	346	9/1/2015	2005
Tractor Supply:
Ashland, VA	3,026	500	2,696	175	3,371	919	11/22/2013	2013
Blytheville, AR	2,558	780	2,660	175	3,615	517	12/21/2020	2002
Cambridge, MN	2,368	807	1,272	203	2,282	595	5/14/2012	2012
Carlyle, IL	2,339	707	2,386	175	3,268	504	12/21/2020	2015

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
					Which Carried
			Buildings, Fixtures and	Total Adjustment	At December 31, 2025	Accumulated Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Fortuna, CA	$4,473	$568	$3,819	$175	$4,562	$1,242	6/27/2014	2014
Logan, WV	2,979	597	3,232	175	4,004	540	12/21/2020	2006
Lumberton, NC	2,748	611	2,007	175	2,793	776	5/24/2013	2013
Monticello, FL	2,602	448	1,916	175	2,539	742	6/20/2013	2013
Shelbyville, IL	2,324	586	2,576	175	3,337	491	12/21/2020	2017
South Hill, VA	2,851	630	2,179	175	2,984	791	6/24/2013	2011
Weaverville, NC	4,174	867	3,138	277	4,282	1,114	9/13/2013	2006
United Oil:
Bellflower, CA	1,915	1,246	788	—	2,034	224	9/30/2014	2001
Brea, CA	2,873	2,393	658	—	3,051	186	9/30/2014	1984
Carson, CA	5,343	2,354	4,821	—	7,175	719	12/21/2020	1958
El Cajon, CA	1,849	1,533	568	—	2,101	162	9/30/2014	2008
El Cajon, CA	1,645	1,225	368	—	1,593	104	9/30/2014	2000
Fallbrook, CA	3,531	1,266	3,458	—	4,724	466	12/21/2020	1958
Harbor City, CA	3,289	1,359	3,047	—	4,406	419	12/21/2020	2014
Hawthorne, CA	1,988	896	1,764	—	2,660	244	12/21/2020	2001
La Habra, CA	2,398	1,971	571	—	2,542	162	9/30/2014	2000
Lakewood, CA	3,655	2,499	2,400	—	4,899	362	12/21/2020	1973
Lawndale, CA	2,193	1,462	862	—	2,324	245	9/30/2014	2001
Long Beach, CA	2,741	1,088	2,582	—	3,670	362	12/21/2020	1990
Los Angeles, CA	3,216	1,927	1,484	—	3,411	421	9/30/2014	2007
Los Angeles, CA	2,741	2,182	701	—	2,883	199	9/30/2014	1964
Los Angeles, CA	3,764	2,435	2,614	—	5,049	365	12/21/2020	1982
Los Angeles, CA	4,108	2,016	3,486	—	5,502	470	12/21/2020	1965
Norco, CA	3,150	1,852	1,489	—	3,341	423	9/30/2014	1995
San Clemente, CA	4,174	2,036	3,561	—	5,597	491	12/21/2020	1973
San Diego, CA	2,259	1,362	1,662	—	3,024	243	12/21/2020	1959
San Diego, CA	3,560	1,547	3,218	—	4,765	440	12/21/2020	2011
San Diego, CA	4,861	2,409	4,105	—	6,514	591	12/21/2020	1976
San Diego, CA	2,602	1,877	883	—	2,760	250	9/30/2014	2006
Santa Ana, CA	2,536	1,629	1,766	—	3,395	258	12/21/2020	2000
Vista, CA	2,259	2,063	334	—	2,397	94	9/30/2014	1986
Vista, CA	2,193	2,028	418	—	2,446	119	9/30/2014	2010
Whittier, CA	2,463	1,629	985	—	2,614	280	9/30/2014	1997
Vacant:
Sanford, FL	—	1,031	1,807	(1,860)	978	111	10/23/2012	1999
Valeo North American HQ:
Troy, MI	—	1,880	9,813	—	11,693	1,800	12/16/2021	2007
Valeo Production Facility:
East Liberty, OH	—	357	4,989	46	5,392	675	12/16/2021	2016
Valvoline HQ:
Lexington, KY	—	5,558	41,234	(21,873)	24,919	1,377	12/16/2021	2016
Walgreens:
Austintown, OH	3,560	637	4,173	128	4,938	1,310	8/19/2013	2002
Dearborn Heights, MI	6,045	2,236	3,411	—	5,647	1,098	7/9/2013	2008
Fort Madison, IA	3,472	514	3,723	—	4,237	1,180	9/20/2013	2008

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
					Which Carried
			Buildings, Fixtures and	Total Adjustment	At December 31, 2025	Accumulated Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Las Vegas, NV	$3,852	$2,325	$3,262	$70	$5,657	$1,035	9/26/2013	1999
Lawton, OK	2,759	860	2,539	106	3,505	837	7/3/2013	1998
Little Rock, AR	4,386	548	4,676	—	5,224	1,354	6/30/2014	2011
Lubbock, TX	3,527	565	3,257	103	3,925	1,117	10/11/2012	2000
Metropolis, IL	4,086	284	4,991	—	5,275	1,424	8/8/2014	2009
Sacramento, CA	3,224	324	2,669	—	2,993	809	6/30/2014	2008
San Antonio, TX	6,889	1,416	7,932	(3,200)	6,148	—	12/21/2020	2005
Suffolk, VA	4,020	1,261	3,461	—	4,722	1,275	5/14/2012	2007
Walmart:
Anderson, SC	9,517	2,424	9,719	—	12,143	2,472	11/5/2015	2015
Florence, SC	8,815	2,013	9,225	—	11,238	2,335	11/5/2015	2015
Tallahassee, FL	11,070	14,823	—	—	14,823	—	12/11/2012	2008
Weasler Engineering:
West Bend, WI	11,652	1,019	13,390	—	14,409	1,878	12/16/2021	2016
Wendy’s:
Grafton, VA	1,579	540	894	—	1,434	270	6/27/2014	1985
	$758,520	$319,327	$844,618	$(58,308)	$1,105,637	$144,365
____________________________________
(a)Initial costs exclude subsequent impairment charges.
(b)Consists of capital expenditures and real estate development costs, and impairment charges.
(c)The aggregate cost for federal income tax purposes was $1.1 billion.
(d)The following is a reconciliation of total real estate carrying value for the years ended December 31 (in thousands):

	2025 (1)	2024	2023
Balance, beginning of period	$1,028,104	$1,135,995	$2,041,696
Additions
Acquisitions	172,040	31,841	—
Improvements	4,601	489	619
Total additions	$176,641	$32,330	$619
Less: Deductions
Cost of real estate sold	86,653	81,548	884,128
Other (including provisions for impairment of real estate assets)	12,455	58,673	22,192
Total deductions	99,108	140,221	906,320
Balance, end of period	$1,105,637	$1,028,104	$1,135,995
____________________________________
(1)Includes one property we acquired through deed-in-lieu of foreclosure, which the Company disposed of during the year end December 31, 2025.
(e)Gross intangible lease assets of $168.9 million and the associated accumulated amortization of $65.2 million are not reflected in the table above.

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION — (Continued)
(in thousands)
(f)The following is a reconciliation of accumulated depreciation for the years ended December 31 (in thousands):

	2025	2024	2023
Balance, beginning of period	$125,170	$116,397	$179,855
Additions
Acquisitions - Depreciation expense for building, acquisitions costs and tenant improvements acquired	21,562	20,004	26,011
Improvements - Depreciation expense for tenant improvements and building equipment	3,558	2,624	3,218
Total additions	$25,120	$22,628	$29,229
Deductions
Cost of real estate sold	1,089	2,876	85,919
Other (including provisions for impairment of real estate assets)	4,836	10,979	6,768
Total deductions	5,925	13,855	92,687
Balance, end of period	$144,365	$125,170	$116,397
(g)The Company’s assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, buildings are depreciated over 40 years, site improvements are amortized over 15 years and tenant improvements are amortized over the remaining life of the lease or the useful life, whichever is shorter.

CIM REAL ESTATE FINANCE TRUST, INC.
SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE
(in thousands)

									Principal
								Carrying	Amount of
								Amount of	Loans Subject
			Final		Periodic		Face	Mortgages at	to Delinquent
		Interest	Maturity		Payment	Prior	Amount of	December 31,	Principal or
Loan Type	Description / Location	Rate (a)	Date (b)		Terms (c)	Liens	Mortgages (d)	2025 (e)	Interest

Senior loan	Office / Duluth, Georgia	+ 3.25%	4/1/2027		I/O	N/A	$53,941	$53,941	$—
Senior loan	Office / Orlando, Florida	+ 4.10%	3/10/2026		I/O	N/A	62,140	62,057	—
Senior loan	Office / Irvine, California	Fixed 6.25%	7/7/2029		I/O	N/A	168,568	168,150	—
Senior loan	Office / Bethesda, Maryland	+ 3.86%	9/16/2026		I/O	N/A	54,874	54,659	—
Senior loan	Multifamily / Fort Lauderdale, Florida	+ 1.47%	12/7/2025	(f)	I/O	N/A	199,930	199,930	—
Senior loan	Multifamily / Los Angeles, California	+ 2.60%	10/7/2028		I/O	N/A	98,000	98,000	—
Senior loan	Multifamily / Gainesville, Florida	+ 2.85%	3/6/2030		I/O	N/A	55,000	54,647	—
Senior Loan	Office / Boston, Massachusetts	Fixed 5.00%	2/7/2031		I/O	N/A	78,203	78,045	—
Senior Loan	Office / Boston, Massachusetts	(g)	2/7/2031		I/O	N/A	52,860	52,754	—
Senior Loan	Multifamily / Miami, Florida	+ 2.95%	8/7/2027		I/O	N/A	155,000	154,529	—
Senior Loan	Office / Tampa, Florida	+ 3.28%	2/7/2029		I/O	N/A	169,769	169,450	—
Senior Loan	Office / Atlanta, Georgia	+ 3.40%	3/7/2027		I/O	N/A	300,780	300,150	—
Senior Loan	Office / Phoenix, Arizona	+ 3.34%	4/7/2027		I/O	N/A	347,531	346,142	—
Senior Loan	Mixed-Use / Alpharetta, Georgia	+ 4.70%	4/7/2027		I/O	N/A	86,112	85,717	—
Senior Loan	Office / Washington D.C.	+ 4.00%	6/6/2027		I/O	N/A	199,638	198,764	—
Senior Loan	Industrial / Spanish Fork, Utah	+ 3.50%	1/7/2026		I/O	N/A	65,412	65,210	—
Senior Loan	Self-Storage / Various	+ 4.20%	9/7/2027		I/O	N/A	61,120	60,923	—
Senior Loan	Industrial / Various	+ 2.40%	8/9/2027		I/O	N/A	232,800	230,185	—
Senior Loan	Hospitality / Orlando, Florida	+ 4.40%	9/7/2028		I/O	N/A	34,950	34,740	—
Senior Loan	Hospitality / Philadelphia, Pennsylvania	+ 4.05%	1/7/2029		I/O	N/A	33,714	33,483	—
Senior Loan	Office / Houston, Texas	+ 2.22%	1/7/2028		I/O	N/A	102,637	102,637	—
Senior Loan	Hospitality / Salt Lake City, Utah	+ 4.25%	3/7/2029		I/O	N/A	17,830	17,703	—
Senior Loan	Hospitality / Alexandria, Virginia	+ 3.65%	9/7/2029		I/O	N/A	31,000	30,760	—
Senior Loan	Multifamily / Salt Lake City, Utah	+ 3.05%	11/9/2029		I/O	N/A	32,500	32,241	—
Senior Loan	Industrial / Houston, Texas	+ 2.95%	2/7/2030		I/O	N/A	52,137	51,654	—
Senior Loan	Hospitality / Casper, Wyoming	+ 3.85%	3/7/2030		I/O	N/A	15,599	15,467	—
Senior Loan	Hospitality / Prussia , Pennsylvania	+ 4.15%	7/7/2029		I/O	N/A	30,300	30,032	—
Senior Loan	Hospitality / New Orleans, Louisianna	+ 3.40%	6/7/2030		I/O	N/A	33,399	33,009	—
Senior Loan	Multifamily / Phoenix, Arizona	+ 3.05%	5/7/2028		I/O	N/A	120,400	120,139	—
Senior Loan	Multifamily / Salt Lake City, Utah	+ 2.70%	10/7/2030		I/O	N/A	80,700	79,753	—
Senior Loan	Mixed-Use / Boston, Massachusetts	+ 2.80%	11/9/2030		I/O	N/A	78,000	77,094	—
Senior Loan	Hospitality / Various	+ 3.50%	1/9/2031		I/O	N/A	18,800	18,614	—
Senior Loan	Hospitality / Various	+ 3.50%	1/9/2031		I/O	N/A	79,876	79,084	—
Senior Loan	Hospitality / Various	+ 3.50%	1/9/2031		I/O	N/A	18,997	18,809	—
Senior Loan	Mixed-Use / Dallas, Texas	+ 2.70%	1/9/2031		I/O	N/A	154,900	153,207	—
Total loans							$3,377,417	$3,361,679	$—
Current expected credit losses (h)							—	(287,228)	—
Total loans, net							$3,377,417	$3,074,451	$—

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
(d)Face amount of mortgages includes $5.5 million in protective advances as of December 31, 2025.
(e)The tax basis of the loans included above is $3.4 billion as of December 31, 2025.
(f)As of December 31, 2025, the first mortgage loan was in maturity default. Subsequent to December 31, 2025, the first mortgage loan was repaid in full, inclusive of $4.6 million in accrued interest and fees.
(g)The Company modified the first mortgage loan during the year ended December 31, 2025 and as a result of the modification, is not subject to any interest payments, provided no event of default occurs as defined in the loan agreement, as further discussed in Note 8 — Loans Held-For-Investment
(h)As of December 31, 2025, the Company’s current expected credit losses related to its loans held-for-investment totaled $297.9 million, $287.2 million of which was related to the CRE loans.
The following table reconciles mortgage loans on real estate for the years ended December 31 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance, beginning of period	$3,085,104	$3,539,111	$3,264,841
Additions during period:
Loan originations, acquisitions and funding	715,117	162,892	483,099
Capitalized interest	15,433	8,095	—
Accretion of fees and other items	9,358	6,414	8,726
Total additions	$739,908	$177,401	$491,825
Less: Deductions during period:
Collections of principal	(598,531)	(356,649)	(120,394)
Capitalized interest	—	—	—
Transfer to real estate assets	(149,439)	—	—
Charge-offs of CECL	(87,475)	—	—
Deferred fees and other items	(9,713)	(2,174)	(8,273)
Total deductions	$(845,158)	$(358,823)	$(128,667)
Provision for credit losses	94,597	(272,585)	(88,888)
Net balance, end of period	$3,074,451	$3,085,104	$3,539,111