Form 10-K/A
period 2025-12-31
CIM REAL ESTATE FINANCE TRUST, INC.
filed 2026-04-30
CIK 1498547

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
As of April 24, 2026, there were approximately 437.5 million shares of common stock, par value per share of $0.01, of CIM Real Estate Finance Trust, Inc. outstanding.
Documents Incorporated by Reference: None
Auditor Name: Deloitte & Touche LLP Auditor Location: Tempe, Arizona Auditor Firm ID: 34

EXPLANATORY NOTE
CIM Real Estate Finance Trust, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2025, originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2026 (the “Original Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference to our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by us within 120 days after the end of the fiscal year covered by the Form 10-K. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.
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

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors
In accordance with applicable law and our charter and bylaws, the business and affairs of the Company are managed under the direction of our board of directors.  Our board of directors currently consists of five directors, three of whom are independent directors. Our board of directors has formed the following standing committees: the audit committee; the compensation committee; the nominating and corporate governance committee; and the investment risk management committee.
As of April 30, 2026, our directors, their ages and their positions are as follows:

Name	Age	Position(s)
Richard S. Ressler	67	Chairman of the Board, Chief Executive Officer and President
T. Patrick Duncan	77	Independent Director
W. Brian Kretzmer	73	Independent Director
Jason Schreiber	46	Director
Howard A. Silver	71	Independent Director
Richard S. Ressler has served as our chief executive officer, president and a director since February 2018, and as the chairman of our board of directors since August 2018. He has served as the chairman of the investment risk management committee since April 2022 and served as a member of the nominating and corporate governance committee from August 2018 to March 2022. Mr. Ressler is the founder and president of Orchard Capital Corporation (“Orchard Capital”), a firm that provides consulting and advisory services to companies in which Orchard Capital or its affiliates invest. Through his affiliation with Orchard Capital, Mr. Ressler serves in various senior capacities with, among others, CIM Group, L.P. (together with its controlled affiliates, “CIM”), a community-focused real estate and infrastructure owner, operator, lender and developer, and the indirect parent of our external manager, CIM Real Estate Finance Management, LLC (“CMFT Management” or our “manager”), Orchard First Source Asset Management Holdings, LLC (“OFSAM Holdings”), a holding company consisting of asset management businesses, including OFS Capital Management, LLC, a registered investment adviser focusing primarily on investments in middle-market loans and broadly syndicated loans, debt and equity positions in collateralized loan obligations (“CLOs”) and other structured credit investments and other registered investment advisers focusing primarily on investments in broadly syndicated loans, and OCV Management, LLC (“OCV”), an investor, owner and operator of technology companies. OFS Capital Management, LLC serves as a sub-advisor to our investment advisor, CIM Capital IC Management, LLC, for securities and certain other investments. Through his affiliation with CIM, Mr. Ressler has served as chairman of the board of Creative Media & Community Trust Corporation (f/k/a CIM Commercial Credit Corporation) (NASDAQ: CMCT) (“CMCT”), a publicly traded real estate investment trust (“REIT”) that owns, operates and develops premier multifamily and creative office assets in vibrant communities throughout the United States, since March 2014. He served as non-executive chairman of the board of Ziff Davis, Inc. (NASDAQ: ZD), formerly known as j2Global, Inc., from 1997 until May 2022, and as its chief executive officer from 1997 to 2000. He served as chief executive officer, president and director of CIM Income NAV, Inc. (“CINAV”) from February 2018, and as chairman of the board from August 2018, until CINAV’s merger with our company in December 2021. Mr. Ressler served as chief executive officer, president and director of Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”) from February 2018, and as chairman of the board from August 2018, until CCIT III’s merger with our company in December 2020. Mr. Ressler also served as director of Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”) from January 2019 until CCIT II’s merger with Peakstone Realty Trust (f/k/a Griffin Realty Trust, Inc.) (“GRT”) in March 2021. He served as a director of Cole Credit Property Trust V, Inc. (“CCPT V”) from January 2019 to October 2019.
Mr. Ressler co-founded CIM Group, L.P. in 1994 and serves as the executive chairman of CIM, and as an officer of various affiliates of CIM, including our manager. Mr. Ressler co-founded the predecessor of OFSAM Holdings in 2001 and chairs its executive committee. Mr. Ressler co-founded OCV in 2016 and chairs its executive committee. Prior to founding Orchard Capital, from 1988 until 1994, Mr. Ressler served as vice chairman of Brooke Group Limited, the predecessor of Vector Group, Ltd. (NYSE: VGR) and served in various executive capacities at VGR and its subsidiaries. Prior to VGR, Mr. Ressler was with Drexel Burnham Lambert, Inc., where he focused on merger and acquisition transactions and the financing needs of middle-market companies. Mr. Ressler began his career in 1983 with Cravath, Swaine and Moore LLP, working on public offerings, private placements, and merger and acquisition transactions. Mr. Ressler holds a B.A. from Brown University, and J.D. and M.B.A. degrees from

Columbia University. Mr. Ressler was selected to serve as a director because of his extensive real estate, business management and finance experience and expertise, in addition to his leadership roles at several public companies, all of which bring valuable insight to the board of directors.
T. Patrick Duncan has served as an independent director since September 2015, as a member of our nominating and corporate governance committee since August 2018, and as chairman of that committee since April 2022. He has served as a member of our compensation committee and our investment risk management committee since March 2022 and served as the chairman of the compensation committee from March 2022 until February 2024. He has also served as a member of our audit committee since February 2024. He previously served as the non-executive chairman of the board of directors from November 2015 until August 2018, as the chairman of the valuation, compensation and affiliate transactions committee from August 2018 until March 2022, and as a member of the audit committee from September 2015 until March 2022. Mr. Duncan also served as a member of the board of directors of CINAV from August 2013 until September 2015. For 27 years, Mr. Duncan served in various roles at USAA Real Estate Company (now named Affinius Capital), a private real estate investment company, most recently as its chief executive officer from January 2005 until he retired in May 2013. Mr. Duncan also served as vice chairman of the board of directors of USAA Real Estate Company and as a director of United Lender Services, a USAA company, from his retirement in May 2013 until December 2015. Prior to serving as chief executive officer, Mr. Duncan held the position of senior vice president, real estate operations with USAA Real Estate, with responsibilities that included the direction of all acquisitions, sales, co-investments, build-to-suits, land development capital markets, management and leasing of real estate. Before joining USAA Real Estate in 1986, Mr. Duncan was with Trammell Crow Company in Dallas, Texas with responsibilities as a financial partner of the firm and prior to that, Mr. Duncan was a manager with Deloitte & Touche, LLP. Mr. Duncan previously served on the boards of Meridian Industrial Trust, a former New York Stock Exchange-listed REIT, from 1994 to 1998, American Industrial Properties REIT, a former New York Stock Exchange-listed REIT, from 1996 to 2001, and Square Mile Capital Management, LLC, a diversified real estate investment firm, from 2012 to 2014. Mr. Duncan previously served on the board of the Texas Research and Technology Foundation and the Association of Foreign Investors in Real Estate (AFIRE). Mr. Duncan received a degree from the University of Arizona and is a Certified Public Accountant, Certified Commercial Investment Member, and held a Texas Real Estate Broker’s License. Mr. Duncan was selected to serve as a director because of his extensive experience as a real estate industry executive with executive investment, capital markets and financial expertise, all of which are expected to continue to bring valuable insight to the board of directors.
W. Brian Kretzmer has served as an independent director of our company since February 2018, as a member of our audit committee since August 2018, and as a member of our nominating and corporate governance committee and compensation committee since April 2022, serving as chairman of the compensation committee since February 2024. He served as a member of the valuation, compensation and affiliate transactions committee from August 2018 until it was dissolved in April 2022. Mr. Kretzmer has served as a director of Ziff Davis, Inc. (NASDAQ: ZD) since July 2007, and is a member of the Ziff Davis compensation committee and audit committee, which he previously chaired for eight years. Mr. Kretzmer currently operates his own consultancy practice and is an investor in several private firms where he serves in multiple capacities. From 1999 to 2006, Mr. Kretzmer was Chief Executive Officer of MAI Systems Corporation (which operated principally through its subsidiary, Hotel Information Systems), a provider of enterprise management solutions for lodging organizations. He also served as Chief Financial Officer of MAI Systems Corporation from 1993 to 1996 and 1999 to 2000. Mr. Kretzmer is a forty-year veteran in technology industries. He served as an independent director of CINAV from February 2018, and as a member of its audit committee and valuation, compensation and affiliate transactions committee from August 2018, until CINAV’s merger with our company in December 2021. He also served as an independent director of CCIT III from February 2018 until its merger with our company in December 2020. Mr. Kretzmer holds a B.A. from Montclair State University and an M.B.A. from Fairleigh Dickinson University. Mr. Kretzmer was selected to serve as a director because of his extensive operational and financial perspective and accounting expertise, in addition to his leadership roles at MAI Systems Corporation, all of which are expected to continue to bring valuable insight to the board of directors.
Jason Schreiber has served as a director of our company since April 2022. Mr. Schreiber has served as a Principal of CIM in its Investments department since May 2016, as a member of its Investment Committee since 2016, and as the co-head of CIM’s Real Estate Equity platform since August 2024. From April 2014 to April 2016, Mr. Schreiber served as a 1st Vice President, Investments, at CIM. He also served at CIM from May 2010 to March 2014 as a Vice President, Investments, and from July 2007 to April 2010 as an Associate, Investments. Prior to joining CIM, Mr. Schreiber served from July 2001 to July 2005 as an Analyst at Goldman, Sachs & Co. Mr. Schreiber received a Master of Business Administration degree from Harvard Business School, and a Bachelor of Arts degree in Economics and the History of Art from Brown University. Mr. Schreiber was selected to serve as a director because of his extensive experience in real estate investments and transactions, which bring valuable insight to the board of directors.
Howard A. Silver has served as an independent director and a member of our audit committee since October 2019, and has served as the chairman of our audit committee since January 2022. He has also served as a member of our compensation committee and investment risk management committee since February 2024. He served as a member of the valuation, compensation and affiliate transactions committee from October 2019 until March 2022. From February 2021 until September 2023, he served as an independent director and chairman of the audit committee of Alpine Acquisition Corporation (NASDAQ: REVEU), a special purpose acquisition company. He also served as an independent director and chairman of the audit committee of CCIT III from July 2016, as well as a member of CCIT III’s valuation, compensation and affiliate transactions committee from August 2018, until its merger with our company in December 2020. From 1994 until 2007, Mr. Silver held various positions with Equity Inns, Inc., a publicly listed hospitality REIT on the New York Stock Exchange, including chief executive officer, president, chief financial officer, chief operating officer and secretary. Until the sale of Equity Inns to Whitehall Global Real Estate Funds in October 2007, Equity Inns was the largest hotel REIT focused on the upscale extended stay, all suite and midscale limited service segments of the hotel industry. From 1992 until 1994, Mr. Silver served as chief financial officer of Alabaster Originals, L.P., a fashion jewelry wholesaler. Prior to joining Alabaster Originals, Mr. Silver was employed by Ernst & Young LLP from 1987 to 1992 and by PricewaterhouseCoopers LLP from 1978 to 1985, both global accounting firms. From 2012 until the sale of the company in 2018, Mr. Silver served as a member of the board of directors and as lead independent director of Education Realty Trust, Inc. (NYSE: EDR), a publicly listed collegiate housing REIT. Mr. Silver has also served as a member of the board of directors and chairman of the audit committee of Jernigan Capital, Inc. (NYSE: JCAP), a publicly listed mortgage REIT focused on lending to self-storage facilities, since April 2015. From January 2014 until the sale of the company in January 2016, he served as a member of the board of directors and as chairman of the audit committee of Landmark Apartment Trust, Inc., a publicly registered, non-listed multifamily REIT, and, from its inception in 2004 through the sale of the company in November 2013, he served as a member of the board of directors and chairman of the audit committee of CapLease, Inc. (NYSE: LSE), a publicly listed net lease REIT. From 2004 until the sale of the company in May 2012, Mr. Silver also served as a member of the board of directors of Great Wolf Resorts, Inc. (NASDAQ: WOLF), a publicly listed family entertainment resort company. Mr. Silver graduated cum laude from the University of Memphis with a B.S. in Accountancy and has been a Certified Public Accountant since 1980. Mr. Silver was selected to serve as a director because of his extensive experience in the real estate industry and accounting, which is expected to continue to bring valuable insight to the board of directors.
Executive Officers
In addition to Richard S. Ressler, the following individual currently serves as an executive officer of the Company:
Nathan D. DeBacker, age 46, has served as our chief financial officer and treasurer since August 2016 and has served as principal accounting officer since April 2022. Mr. DeBacker has been managing director of finance & accounting at CIM since March 2021. From February 2018 to March 2021, he served as senior vice president of finance & accounting at CIM. Since April 2023, Mr. DeBacker has also served as the chief accounting officer of CIM Opportunity Zone Fund, L.P. He served as chief financial officer of CMCT and CIM Real Assets & Credit Fund (“CIM RACR”), a continuously-offered closed-ended interval fund managed by affiliates of CIM that seeks to invest in a mix of institutional-quality real estate and credit assets, from March 2019 until August 2022, and resumed his role as the chief financial officer and treasurer of CIM RACR in November 2025. Mr. DeBacker served as chief financial officer and treasurer of CCIT II from February 2018 until CCIT II’s merger with GRT in March 2021. He also served as chief financial officer and treasurer of CCPT V and CCIT III from August 2016 until CCPT V’s and CCIT III’s respective mergers with our company in December 2020, and chief financial officer and treasurer of CINAV from April 2016 until CINAV’s merger with our company in December 2021. Mr. DeBacker also serves as an officer of various affiliates of CIM including as vice president of CMFT Management. He served as the chief financial officer of CCO Capital, CIM’s FINRA registered broker-dealer, from February 2018 to December 2020. From August 2016 to February 2018, Mr. DeBacker served as senior vice president and chief financial officer, Cole REITs, of VEREIT, Inc. (“VEREIT”). Mr. DeBacker was the principal at CFO Financial Services, LLC, a certified public accounting firm that provided accounting, payroll, tax, forecasting and planning, business valuation and investment advisory services to individuals and business organizations, from May 2014 until August 2016. Mr. DeBacker was also registered as an investment adviser representative with Archer Investment Corporation, an investment advisory firm that partners with accountants and CPAs to provide investment management solutions for their clients, from November 2015 until August 2016. From December 2005 until May 2014, Mr. DeBacker worked at Cole Capital, the predecessor to CCO Group, LLC (“CCO Group”), and, following the merger with VEREIT, most recently served as vice president of real estate planning and analysis. From 2002 until 2005, Mr. DeBacker worked as an auditor for the independent public accounting firm of Ernst & Young LLP. Mr. DeBacker earned his Bachelor of Science degree in Accounting from the University of Arizona and is a Certified Public Accountant in Arizona.
Each of our executive officers has stated that there is no arrangement or understanding of any kind between him and any other person relating to his appointment as an executive officer of our Company. We are also not aware of any family relationships among any of the directors or executive officers of the Company.
Director Attendance at Board Meetings and Annual Stockholder Meeting
The board of directors held five meetings during the fiscal year ended December 31, 2025. All of our directors attended all of the meetings of the board of directors in 2025, including attending all of the meetings of the committees on which they serve. Although we do not have a formal policy regarding attendance by members of our board of directors at our Annual Meeting of Stockholders, we encourage all of our directors to attend. Three out of five of our directors attended the 2025 Annual Meeting of Stockholders.
Board Leadership Structure
Mr. Ressler serves as both the chairman of our board of directors and our chief executive officer. He is also the chair of the investment risk management committee. Mr. Duncan is the chair of the nominating and corporate governance committee, Mr. Kretzmer is the chair of the compensation committee, and Mr. Silver is the chair of the audit committee. The nominating and corporate governance committee, the compensation committee and the audit committee are comprised entirely of independent directors, and consider matters for which the oversight of our independent directors is key, including board membership and committee leadership, matters relating to the valuation of the Company’s common stock, and review and approval of transactions with affiliates.
Our board of directors has the authority to select the leadership structure it considers appropriate, considering many factors including the specific needs of our business and what is in the best interests of the Company. The board of directors has determined that the most effective board leadership structure for the Company at the present time is for the chief executive officer to also serve as chairman of the board of directors. The board of directors believes that, because the chief executive officer is ultimately responsible for the day-to-day operation of the Company and for executing the Company’s strategy, and because the performance of the Company is an integral part of board deliberations, the chief executive officer is the director best qualified to act as chairman of the board of directors.
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
In addition, although we do not have a lead independent director, in light of the function and make-up of the nominating and corporate governance committee, the compensation committee and the audit committee, and for the reasons further set forth below, the board of directors believes that its current corporate governance practices achieve independent oversight and management accountability. Our governance practices provide for strong independent leadership, independent discussion among directors and for independent evaluation of and communication with our executive officers, as well as the officers and key personnel of our manager. Some of the relevant processes and other corporate governance practices include:
•A majority of our directors are independent directors. Each director is an equal participant in decisions made by the full board of directors. In addition, related party transactions with CIM or any of its affiliates, including our manager, must be approved by the audit committee, which is comprised entirely of independent directors.
•Each of our directors is elected annually by our stockholders.
•The board of directors can terminate the Management Agreement (as defined below) without cause by providing 180 days’ advance written notice to the manager upon the affirmative vote of two-thirds (2/3) of the independent directors that (1) there has been unsatisfactory performance by the manager that is materially detrimental to the Company or (2) the management fees payable to the manager are not fair. If the Company terminates the Management Agreement without cause, the manager is entitled to receive a termination fee described in more detail under “Item 13. Certain Relationships and Related Transactions and Director Independence” below. The Company also may terminate the Management Agreement upon the occurrence of a Cause Event (as defined in the Management Agreement), in which case no termination fee is required.
Board Committees
The standing committees of the board of directors include an audit committee, a compensation committee, a nominating and corporate governance committee, and an investment risk management committee. The audit committee, compensation committee, and nominating and corporate governance committee are each comprised solely of independent directors, and a majority of the members of the investment risk management committee are independent directors.
Audit Committee
The audit committee is currently comprised of Messrs. Duncan, Kretzmer and Silver, all of whom are independent directors. Mr. Silver serves as the chairperson of the audit committee. The audit committee reports regularly to the full board. The audit committee meets on a regular basis at least four times annually, usually in conjunction with regular meetings of the board of directors, and met five times during 2025. The audit committee’s primary responsibilities include (i) having direct responsibility for selecting an independent registered public accounting firm registered with the Public Company Accounting Oversight Board (“PCAOB”) to serve as our independent auditors and to audit our annual financial statements, (ii) reviewing with the independent registered public accounting firm the plans and results of the audit engagement, (iii) approving the audit and non-audit services provided by the independent registered public accounting firm, (iv) reviewing the independence of the independent registered public accounting firm, (v) considering the range of audit and non-audit fees, (vi) reviewing the adequacy of our internal accounting controls with the independent registered public accounting firm, (vii) reviewing any audit problems or difficulties with the independent auditors and resolving any disagreements between management and the independent auditors, (viii) reviewing all reports and other information that the independent auditors are required by law, rule or regulation to submit to the audit committee, (ix) based upon the review and discussion of the financial statements with the independent auditors, review and recommend to the board of directors that the audited financial statements be included in the Company’s annual report on Form 10-K for filing with the SEC, review and discuss with management and the independent auditors the Company’s quarterly financial statements and each of the Company’s Quarterly Reports on Form 10-Q, review and discuss with management and the independent auditors significant financial reporting issues and judgement made in connection with the preparation of the financial statements, including any significant changes in the Company’s selection or application of accounting principles, and review disclosures made to the audit committee by the Company’s chief executive officer and chief financial officer about any significant deficiencies in the design or operation of disclosure controls and procedures or fraud involving management or other employees who have significant roles in the Company’s internal controls, (x) assisting the board of directors in satisfying its obligations to determine and provide the fair value of assets of the Company and the determination of the net asset value (“NAV”) per share of the common stock of the Company to comply with all applicable SEC, state and Financial Industry Regulatory Authority (“FINRA”) requirements, (xi) reviewing and discussing with management Company policies with respect to financial risk assessment and management, including with respect to privacy and cyber security risks and the Company’s strategies to assess and mitigate such risks, and (xii) establishing and implementing policies and procedures for the audit committee’s review and approval or disapproval of proposed transactions or courses of dealing with respect to which executive officers or directors or members of their immediate families have an interest, including all transactions required to be disclosed by Item 404(a) of Regulation S-K.
Our board of directors has adopted a charter for the audit committee that sets forth its specific functions and responsibilities. The audit committee charter can be located on our sponsor’s website at https://www.cimgroup.com/investor-resources/cmft.
Although our shares are not listed for trading on any national securities exchange, all members of the audit committee meet the current independence and qualifications requirements of the NYSE and NASDAQ, as well as the applicable rules and regulations of the SEC. Each member of the audit committee has significant financial and/or accounting experience, and the board of directors has determined that Messrs. Duncan, Kretzmer and Silver satisfy the SEC’s requirements for an “audit committee financial expert” and have designated Messrs. Duncan, Kretzmer and Silver as our audit committee financial experts.

Compensation Committee
The compensation committee is currently comprised of Messrs. Duncan, Kretzmer and Silver, all of whom are independent directors. Mr. Kretzmer serves as the chairperson of the compensation committee. The compensation committee met four times during 2025.
The primary focus of our compensation committee is to assist the board of directors in fulfilling its responsibilities with respect to officer and director compensation. The compensation committee assists the board of directors in this regard by: (i) to the extent the Company is responsible for paying the compensation and/or any other employee benefits of the chief executive officer, reviewing and approving our corporate goals with respect to compensation of the chief executive officer and determining the chief executive officer’s compensation; (ii) to the extent the Company is responsible for paying the compensation and/or any other employee benefits of the executive officers of the Company other than the chief executive officer, reviewing and approving compensation levels and benefit plans for such executive officers; (iii) recommending to the board of directors compensation for all non-employee directors, including board of directors and committee retainers, meeting fees and equity-based compensation; (iv) reviewing and approving all company benefit plans, incentive compensation plans, and equity-based plans; and (v) approving and issuing awards under such plans in accordance and consistent with any written guidelines and restrictions established by the board of directors. The compensation committee is also responsible for reviewing the performance of our manager in connection with any renewal period under the Management Agreement.
Our board of directors has adopted a charter for the compensation committee that sets forth its specific functions and responsibilities. The charter of the compensation committee is available on our sponsor’s website at https://www.cimgroup.com/investor-resources/cmft.
Although our shares are not listed for trading on any national securities exchange, all members of the compensation committee meet the current independence and qualifications requirements of the NYSE and NASDAQ, as well as the applicable rules and regulations of the SEC.
Nominating and Corporate Governance Committee
The nominating and corporate governance committee consists of two directors, Messrs. Duncan and Kretzmer, each of whom is independent. Mr. Duncan serves as the chairperson of the committee. The committee met two times during 2025.
The primary purpose of the nominating and corporate governance committee is to assist the board of directors in fulfilling its responsibilities with respect to director nominations, corporate governance and board of directors and committee evaluations. The nominating and corporate governance committee assists the board of directors in this regard by: (1) from time to time, reviewing, assessing and making recommendations to the board of directors regarding the size, structure and composition of the board of directors and its committees; (2) establishing criteria for the selection of directors to serve on the board; (3) evaluating the qualifications of candidates for the board of directors, in light of the criteria approved by the board of directors, including candidates proposed by the Company’s management, directors or stockholders, and evaluating the independence of such possible candidates; (4) recommending prospective candidates to the board of directors for nomination by the board of directors at each annual meeting of the stockholders or any special meeting of the stockholders at which directors are to be elected, and for any vacancies or newly created directorships on the board of directors; (5) making recommendations to the board of directors regarding members to serve on committees of the board of directors, taking into account the experience and expertise of each individual director; (6) overseeing an annual evaluation of the board of directors; and (7) developing and recommending to the board of directors a set of corporate governance policies and principles, and periodically re-evaluating such policies and principles for the purpose of suggesting amendments to them if appropriate.
Our board of directors has adopted a charter for the nominating and corporate governance committee that sets forth its specific functions and responsibilities. The charter of the nominating and corporate governance committee is available on our sponsor’s website at https://www.cimgroup.com/investor-resources/cmft.
Although our shares are not listed for trading on any national securities exchange, all members of the nominating and corporate governance committee meet the current independence and qualifications requirements of the NYSE and NASDAQ, as well as the applicable rules and regulations of the SEC.

The nominating and corporate governance committee and the board of directors annually review the appropriate experience, skills and characteristics required of board members in the context of the then-current membership of the board, with the objective of assembling a group that can best perpetuate the success of the business and represent stockholder interests through the exercise of sound judgment using its diversity of experience in a variety of areas. This assessment includes, in the context of the perceived needs of the board of directors at that time, issues of knowledge, experience, judgment and skills such as an understanding of the real estate industry or brokerage industry or accounting or financial management expertise. Other considerations include the candidate’s independence from conflicts of interest with the Company and the ability of the candidate to attend board meetings regularly and to devote an appropriate amount of effort in preparation for those meetings.
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
Investment Risk Management Committee
The investment risk management committee is currently comprised of Messrs. Ressler, Duncan and Silver, of whom Messrs. Duncan and Silver are independent directors. Mr. Ressler serves as the chairperson of the committee. The investment risk management committee reviews and approves any proposed investments for which our investment guidelines (as in effect at such time) contemplate such review and approval by the board of directors or a duly authorized committee thereof. No such transactions were considered during 2025 that required the review and approval of the investment risk management committee, and therefore, this committee did not meet during the year ended 2025.
Communication with Directors
We have established procedures for stockholders or other interested parties to communicate directly with our board of directors. Such parties can contact the board of directors by mail at: Chairman of the Board of Directors of CIM Real Estate Finance Trust, Inc., c/o Corporate Secretary, 2398 East Camelback Road, 4th Floor, Phoenix, Arizona 85016.
The chairman of the board of directors will receive all communications made by these means, and will distribute such communications to such member or members of our board of directors as he deems appropriate, depending on the facts and circumstances outlined in the communication received.

The Board’s Role in Risk Oversight
The board of directors oversees our long-term health and the overall success of the Company and its financial strength.
The board of directors is actively involved in overseeing risk management for the Company. It does so, in part, through its oversight of our investments and indebtedness, as well as its oversight of our Company’s executive officers and our manager. In particular, the board of directors is responsible for evaluating the performance of the manager, and may terminate the Management Agreement with our manager without cause by giving 180 days’ prior written notice upon the affirmative vote of two-thirds (2/3) of the independent directors that (1) there has been unsatisfactory performance by the manager that is materially detrimental to the Company or (2) the management fees payable to the manager are not fair. If the Company terminates the Management Agreement without cause, the manager is entitled to receive a termination fee described in more detail under “Item 13. Certain Relationships and Related Transactions and Director Independence” below. The Company also may terminate the Management Agreement upon the occurrence of a Cause Event (as defined in the Management Agreement), in which case no termination fee is required.
In addition, the audit committee is responsible for assisting the board of directors in overseeing the Company’s management of risks related to financial reporting. The audit committee has general responsibility for overseeing the accounting and financial processes of the Company, including oversight of the integrity of the Company’s financial statements, the Company’s compliance with legal and regulatory requirements and the adequacy of the Company’s internal control over financial reporting. In addition, we have adopted policies and procedures with respect to complaints related to accounting, internal accounting controls or auditing matters, which enable anonymous and confidential submission of complaints that the audit committee shall discuss with management. Further, in connection with the annual audit of the Company’s financial statements, the audit committee conducts a detailed review with the Company’s independent auditors of the accounting policies used by the Company and its financial statement presentation.
Code of Business Conduct and Ethics
Our board of directors has adopted an Amended and Restated Code of Business Conduct and Ethics, which applies to all directors, officers and employees (if any) of the Company. The Amended and Restated Code of Business Conduct and Ethics contains general guidelines for conducting our business and is designed to help our officers, directors, employees and independent consultants resolve ethical issues in an increasingly complex business environment. The Amended and Restated Code of Business Conduct and Ethics is located on our sponsor’s website at https://www.cimgroup.com/investor-resources/cmft.
If, in the future, we amend, modify or waive a provision of the Amended and Restated Code of Business Conduct and Ethics, we may, rather than file a Current Report on Form 8-K, satisfy the disclosure requirement by posting such information on our website as necessary.
Corporate Governance Guidelines
We have adopted corporate governance guidelines to advance the functioning of our board of directors and its committees and to set forth our board of directors’ expectations as to how it and they should perform its and their respective functions.
Insider Trading Policy

Our board of directors has adopted an Insider Trading Policy governing the purchase, sale and other dispositions of the Company's securities by directors, officers and employees of the Company or our manager that is designed to promote compliance with insider trading laws, rules, and regulations, as well as applicable listing standards. A copy of our Insider Trading Policy was filed as an exhibit to the Original Form 10-K.
Hedging or Pledging of Stock
All hedging and pledging of the Company’s securities are subject to the Company’s Amended and Restated Code of Business Conduct and Ethics and are required to be pre-approved pursuant to CIM’s insider trading policy, or in the case of our independent directors, the applicable CIM legal representative for the Company as defined in the Company’s Amended and Restated Code of Business Conduct and Ethics.

ITEM 11.    EXECUTIVE COMPENSATION
Compensation of Directors
Summary
Directors who are also officers or employees of CIM or its affiliates (currently Messrs. Ressler and Schreiber) do not receive any special or additional remuneration for service on the board of directors or any of its committees. Each independent director receives compensation for service on the board of directors and any of its committees in accordance with the compensation program set forth below.
The compensation program for independent directors provides for an annual cash board membership retainer of $100,000, payable quarterly in arrears. Independent directors serving in the following roles are entitled to receive these additional cash retainers:
•Audit Committee Chair: $20,000;
•Audit Committee Members (other than the Audit Committee Chair): $10,000;
•Compensation Committee Chair and Nominating and Corporate Governance Committee Chair: $15,000; and
•Compensation Committee, Nominating and Corporate Governance Committee and Investment Risk Management Committee Members (other than the Compensation Committee Chair and the Nominating and Corporate Governance Committee Chair)1: $5,000
In addition, each independent director is entitled to an equity award of $100,000, payable in the form of restricted shares of common stock, to be issued on October 1 of each year (the “Award Date”) and vesting on the one-year anniversary of the Award Date, subject to the director’s continued service on the board of directors. The awards are calculated based on the then-current NAV per share on the Award Date and issued pursuant to the Amended and Restated CIM Real Estate Finance Trust, Inc. 2022 Equity Incentive Plan (the “2022 Equity Plan”). Directors are entitled to receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors.
Director Compensation Table
The following table sets forth certain information with respect to our director compensation during the fiscal year ended December 31, 2025:

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total Compensation ($)
T. Patrick Duncan	$135,000	$100,000	$—	$—	$235,000
W. Brian Kretzmer	$130,000	$100,000	$—	$—	$230,000
Howard A. Silver	$130,000	$100,000	$—	$—	$230,000
Jason Schreiber	$—	$—	$—	$—	$—
Richard S. Ressler	$—	$—	$—	$—	$—
___________________
(1)Messrs. Ressler and Schreiber are not independent directors and did not receive compensation for their service on the board of directors.
(2)Represents the grant date fair value of the restricted shares of common stock issued pursuant to the 2022 Equity Plan, as applicable, for purposes of Accounting Standards Codification Topic 718, Compensation—Stock Compensation. Each of the independent directors received a grant of restricted shares of common stock in October 2025, which shares vest approximately one year from the date of grant. The grant date fair value of the restricted shares is based on the estimated NAV per share of the common stock on the grant date, which was $5.22.
1 Mr. Ressler, the chairman of our board of directors and our chief executive officer, serves as the chairman of the investment risk management committee and receives no additional compensation for such service.

Long Term Incentive Plan Awards to Independent Directors
On April 27, 2022, our board of directors approved the 2022 Equity Plan. The 2022 Equity Plan was approved by our stockholders on July 12, 2022.
In October 2025, the Company granted awards of approximately 19,157 restricted shares to each of the independent members of the board of directors (approximately 57,471 restricted shares in aggregate) under the 2022 Equity Plan, representing 50% of each independent director’s annual aggregate board compensation for the twelve month period beginning October 2025 (the “2025 Restricted Stock Awards”). The 2025 Restricted Stock Awards for Messrs. Duncan, Kretzmer and Silver will vest on October 1, 2026, approximately one year from the date of grant.
The total number of shares of Company common stock reserved and available for issuance under the 2022 Equity Plan at any time during the term of the 2022 Equity Plan shall be 250,000 shares.
Compensation Committee Interlocks and Insider Participation
The compensation committee currently consists of Messrs. Duncan, Kretzmer and Silver, all of whom are independent. None of these directors was, is or has ever been an officer or employee of the Company. None of the Company’s executive officers serves, or during 2025 served, as (i) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served as a director on the Company’s board of directors or as a member of the Company’s compensation committee, or (ii) a director of another entity, one of whose executive officers served or serves on the Company’s compensation committee. No member of the Company’s compensation committee has or had in 2025 any relationship with the Company requiring disclosure as a related party transaction under “Item 13. Certain Relationships and Related Transactions and Director Independence” below.
Compensation Discussion and Analysis
Our Compensation Discussion and Analysis describes our compensation program, objectives and policies for our “named executive officers,” as such term is defined in Item 402(a) of Regulation S-K of the Exchange Act, or our Named Executive Officers, for our fiscal year ended December 31, 2025. Prior to our fiscal year ended December 31, 2024, we did not have, and our board of directors did not consider, a compensation program for our executive officers and we did not include a Compensation Committee Report or a Compensation Discussion and Analysis in prior year proxy statements. In January 2024, our compensation committee approved and adopted the Company’s 2024 Manager Equity Incentive Plan (the “Manager Equity Plan”), and we began granting equity-based awards under the Manager Equity Plan to certain eligible officers of the Company. Accordingly, this Compensation Discussion and Analysis and the accompanying compensation tables reflect compensation paid by the Company to our Named Executive Officers beginning with the fiscal year ended December 31, 2024.
Our Named Executive Officers for fiscal year 2025 were Richard S. Ressler, our Chief Executive Officer and President, and Nathan D. DeBacker, our Chief Financial Officer, Principal Accounting Officer and Treasurer. Mr. Ressler and Mr. DeBacker are our only executive officers, as such term is defined in the Exchange Act.
Overview of Compensation Program and Philosophy
Our executive officers are employed by affiliates of CIM. Except with respect to the equity-based awards to Mr. DeBacker described below, we do not pay, award or provide executive officers any compensation or benefits, and we have no compensation agreements with our executive officers. Additionally, except with respect to the equity-based awards to Mr. DeBacker described below, we do not determine the form and amount of compensation and benefits awarded to our executive officers for their services to us. Instead, our manager or its affiliates have discretion to determine the form and level of cash compensation and other benefits paid to and earned by our executive officers for their services to us. Our manager or its affiliates also determine whether and to what extent our executive officers will be provided with pension, deferred compensation and other employee benefits plans and programs. We, in turn, pay our manager management fees and, pursuant to the Management Agreement, reimburse our manager for the allocable cost per employee (determined consistent with the general practices of our manager) of our Chief Financial Officer based on the percentage of time devoted by him to the affairs of the Company (excluding any bonus specifically attributable to any other fund managed by affiliates of the manager). For additional information regarding the fees paid to our manager, see the “Item 13. Certain Relationships and Related Transactions and Director Independence” section below.
Role of Compensation Committee
Currently our executive officers do not receive any cash compensation from us for serving as executive officers. Accordingly, our compensation committee does not currently make any recommendations regarding the base salaries and target bonus levels of our Named Executive Officers. Our compensation committee reviewed and approved the equity-based awards made by us in 2025 to Mr. DeBacker based upon the recommendation of our manager. Mr. DeBacker did not participate in any deliberations or recommendations with respect to the form or amount of his executive officer compensation.
Role of Compensation Consultants
The compensation committee engaged Ferguson Partners Consulting, L.P. (“FPC”) as its independent compensation consultant to assist the compensation committee in developing and evaluating the framework for issuing long-term equity-based awards to our named executive officers and manager. At the time of FPC’s engagement, the compensation committee reviewed FPC’s independence and determined that FPC’s work for the compensation committee did not raise any conflict of interest pursuant to the SEC rules.
Equity-Based Compensation
We have adopted the Manager Equity Plan, under which we may award equity-based compensation to our Named Executive Officers deemed eligible to participate in the Manager Equity Plan and/or our manager (which will in turn transfer such incentives to the employees, advisors, or consultants of our manager and its affiliates, other than eligible Named Executive Officers of the Company, who provide services to our manager or its affiliates in support of the Company and its subsidiaries). These awards are designed to promote the interests of the Company by attracting and retaining such recipients and providing such recipients an incentive to work to increase the value of the Company’s common stock and a stake in the future of the Company.
Our compensation committee may, from time to time, grant our Named Executive Officers deemed eligible to participate in the Manager Equity Plan non-qualified stock options, restricted stock awards, restricted stock unit (“RSU”) awards, and stock appreciation right awards, and dividend equivalents. These equity awards are designed to promote the retention of management and achievement of strong performance for the Company, and are generally subject to vesting requirements over a number of years of continuous service, which is generally defined in the applicable award agreement as a period of (i) continuous employment by the award recipient with CIM or an affiliate of CIM and (ii) continuous performance of services by our manager as our external manager pursuant to the Management Agreement (or any other affiliate of CIM that succeeds our manager as our external manager). These awards provide a further benefit to the Company by enabling our manager to attract, motivate and retain talented individuals to perform services to the Company.
On April 14, 2025, Mr. DeBacker was granted an award of 38,314.176 RSUs, which vest in three equal annual installments, subject to Mr. DeBacker’s continuous service, beginning on April 15, 2026. Each RSU represents a contingent right to receive one share of the Company’s common stock, payable 50% in the Company’s common stock and 50% in the cash value thereof. Mr. DeBacker is also entitled to dividend equivalents equal to the value of any dividends that would have been paid to Mr. DeBacker if one share of the Company’s common stock had been issued on the award date for each unvested RSU granted to Mr. DeBacker. Such dividend equivalents are distributed in cash, without interest, on the vesting date of the corresponding RSU. In granting such awards to Mr. DeBacker, and determining the appropriate size and vesting schedule of such awards, our compensation committee reviewed the recommendation of our manager, considered the financial performance of the Company during the prior fiscal year, current market conditions, Mr. DeBacker’s performance and the desire to align Mr. DeBacker’s interests with those of the Company and our stockholders.
Compensation Committee Report
The compensation committee has reviewed and discussed the Compensation Discussion and Analysis in this Amendment No. 1 with management. Based on that review and discussion, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K, as amended by this Amendment No. 1.
Respectively submitted by the Compensation Committee of the Board of Directors:
W. Brian Kretzmer (Chairperson)
T. Patrick Duncan
Howard A. Silver
The preceding “Compensation Committee Report” shall not be deemed soliciting material or to be filed with the SEC, nor shall any information in this report be incorporated by reference into any past or future filing under the

Exchange Act or the Securities Act of 1933, as amended, except to the extent that the Company specifically incorporates it by reference into such filing.
Summary Compensation Table
The following table sets forth information with respect to compensation earned by our Named Executive Officers for the fiscal years ended December 31, 2025 and 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Richard S. Ressler, Chief Executive Officer and President	2025	—	—	—	—	—	—	—	—
	2024	—	—	—	—	—	—	—	—
Nathan D. DeBacker, Chief Financial Officer, Principal Accounting Officer and Treasurer (2)(3)	2025	50,241	53,044	200,000	—	—	—	30,443	333,728
	2024	104,600	110,660	525,000	—	—	—	35,181	775,441
___________________
(1)Represents the grant date fair value of the awards computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Compensation-Stock Compensation (“ASC 718”). Represents RSUs granted in 2025 and 2024 under the Manager Equity Plan, payable 50% in the Company's common stock and 50% in the cash value there.
(2)Amounts in the “Salary,” “Bonus” and “All Other Compensation” columns represent the compensation expense reimbursed by the Company to the manager, including annual base salary and bonus, that was allocable under the Management Agreement based on the percentage of time Mr. DeBacker spent managing our affairs in his capacity as our Chief Financial Officer, Principal Accounting Officer and Treasurer. The amount in the “All Other Compensation” column includes our allocable share of expenses associated with taxes and benefits incurred by Mr. DeBacker.
(3)Includes amounts allocable under the CLR Management Agreement (as defined below) of $16,625 and $68,902, for the years ended December 31, 2025 and 2024, respectively.
Grants of Plan Based Awards in 2025
The following table sets forth information with respect to equity awards granted to our Named Executive Officers during the year ended December 31, 2025.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	Grant Date Fair Value of Stock and Option Awards ($)(2)
Richard S. Ressler	—	—	—
Nathan D. DeBacker	4/14/2025	38,314.176	200,000(3)
___________________
(1)Represents RSUs granted in 2025 under the Manager Equity Plan, payable 50% in the Company’s common stock and 50% in the cash value thereof.
(2)Represents the grant date fair value of the awards computed in accordance with FASB ASC 718.
(3)The grant date fair value is calculated using the estimated NAV per share of the Company’s common stock on the date of grant. The estimated NAV per share of the Company’s common stock on April 14, 2025, the grant date of Mr. DeBacker’s RSUs, was $5.22.
Outstanding Equity Awards at Fiscal Year-End
The following table sets forth information with respect to outstanding equity awards held by our Named Executive Officers as of December 31, 2025.

Name	Stock Awards
	Number of shares or units of stock that have not vested (#)(1)	Market value of shares or units of stock that have not vested ($)(2)
Richard S. Ressler	—	—
Nathan D. DeBacker	75,960.433 (3)	396,513.46
___________________
(1)Represents RSUs that had not vested as of December 31, 2025.
(2)Amounts reported are based on the estimated NAV per share of the Company’s common stock as of December 31, 2025, of $5.22.
(3)Represents the remaining 18,489.171 RSUs granted to Mr. DeBacker on January 9, 2024, which will vest on December 15, 2026, the remaining 19,157.087 RSUs granted to Mr. DeBacker on November 12, 2024, which will vest in equal installments on June 30, 2026 and June 30, 2027, and the 38,314.176 RSUs granted to Mr. DeBacker on April 14, 2025, which vested or will vest in equal installments on April 15, 2026 and April 15, 2027.
Option Exercises and Stock Vested in 2025

Name	Stock Awards
	Number of shares acquired on vesting (#) (1)	Value realized on vesting ($) (2)
Richard S. Ressler	—	—
Nathan D. DeBacker	14,033.86 (3)	73,256.75
___________________
(1)Equity awards that vested during the fiscal year ended December 31, 2025 consist of RSUs previously granted by the Company pursuant to the Manager Equity Plan.
(2)The value realized on vesting is based on the estimated NAV per share of the Company’s common stock as of the vesting date, of $5.22.
(3)Represents RSUs originally granted to Mr. DeBacker on January 9, 2024 and November 12, 2024 that vested on December 15, 2025 and June 30, 2025, respectively, 50% of which were paid in shares of the Company’s common stock, and 50% of which were paid in the cash value thereof.
Pay Ratio Disclosure
In August 2015, the SEC issued final rules implementing the provision of the Dodd-Frank Wall Street Reform and Consumer Protection Act that requires U.S. public companies to disclose the ratio of their Chief Executive Officer’s compensation to that of their median employee. Disclosure pursuant to such rules is not included herein because we do not have any employees and our executive officers are employed by affiliates of CIM, and we do not directly compensate our Chief Executive Officer.
Potential Payments Upon Termination Or Change In Control
Except as otherwise provided in an award agreement, if a change of control occurs, and if the agreements effectuating the change of control do not provide for the assumption or substitution of all RSUs granted under the Manager Equity Plan, with respect to any RSU granted under the Manager Equity Plan that is not so assumed or substituted (a “Non-Assumed RSU”), our compensation committee, in its complete and absolute discretion, may, with respect to any such Non-Assumed RSUs, take any or all of the following actions to be effective as of the date of the change of control (or as of any other date fixed by the compensation committee occurring within the 25 day period ending on the date of the change of control, but only if such action remains contingent upon the effectuation of the change of control) (such date referred to as the “Action Effective Date”):
•Accelerate in whole or in part the vesting of such Non-Assumed RSU on or before a specified Action Effective Date; and/or
•Unilaterally cancel all or any portion of any such Non-Assumed RSU which has not vested as of a specified Action Effective Date (regardless of whether such Non-Assumed RSU has any intrinsic value); and/or
•Unilaterally cancel all or any portion of such Non-Assumed RSU as of a specified Action Effective Date and notify the holder of such Non-Assumed RSU of such action, but only if the fair market value of the

Company’s shares of common stock that were subject to all or the portion of such Non-Assumed RSU being cancelled determined as of the Action Effective Date (taking into account vesting) is zero.
The award agreements governing the RSUs granted to Mr. DeBacker state that upon the consummation of a change of control, all unvested RSUs shall fully vest as of such date. The value of unvested RSUs held by Mr. DeBacker as of December 31, 2025 is set forth above in the Outstanding Equity Awards at Fiscal-Year End table.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information as of April 24, 2026 regarding the beneficial ownership of our common stock by each person known by us to own 5% or more of the outstanding shares of common stock, each of our directors, and each named executive officer, and our directors and executive officers as a group. The percentage of beneficial ownership is calculated based on 437,526,379 shares of common stock outstanding as of April 24, 2026, which were held by approximately 72,853 stockholders of record.

Name of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned (2)	Percentage
Richard S. Ressler(3)	1,272,505	*
T. Patrick Duncan(4)	79,965	*
Jason Schreiber	40,574	*
W. Brian Kretzmer(5)	133,740	*
Howard A. Silver(6)	86,233	*
Nathan D. DeBacker	20,420	*
All executive officers and directors as a group (6 persons)	1,633,437	*
___________________

*	Represents less than 1% of the outstanding common stock.
(1)	The address of each beneficial owner listed is c/o CIM Real Estate Finance Trust, Inc., 2398 East Camelback Road, 4th Floor, Phoenix, Arizona 85016.
(2)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group which may be exercised within 60 days following April 24, 2026.

(3)
The reported shares are owned directly by CMFT Management, CIM CMFT MLP, LLC and CIM Real Estate Finance Holdings, LLC. Mr. Ressler may be deemed to beneficially own the shares owned by CMFT Management because of his position with CIM, which is the sole common equity member of CCO Group, which owns and controls CMFT Management. Mr. Ressler disclaims beneficial ownership of the reported securities except to the extent of his indirect pecuniary interest therein, and nothing herein shall be deemed an admission that Mr. Ressler is the beneficial owner of such securities for purposes of Section 16 or for any other purpose.

(4)	Includes 19,157.09 restricted shares of common stock issued under the 2022 Equity Plan in connection with Mr. Duncan’s service as a member of the board of directors.
(5)	Includes 19,157.09 restricted shares of common stock issued under the 2022 Equity Plan in connection with Mr. Kretzmer’s service as a member of the board of directors.
(6)	Includes 19,157.09 restricted shares of common stock issued under the 2022 Equity Plan in connection with Mr. Silver’s service as a member of the board of directors.
EQUITY COMPENSATION PLAN INFORMATION
On April 27, 2022, we adopted the 2022 Equity Plan, and on January 9, 2024, we adopted the Manager Equity Plan. The 2022 Equity Plan was approved by the Company’s stockholders at the 2022 Annual Meeting of Stockholders held on July 12, 2022, and the Manager Equity Plan was approved by the Company’s stockholders at the 2024 Annual Meeting of Stockholders held on July 11, 2024. The maximum number of shares of Company common stock reserved and available for issuance under the 2022 Equity Plan is 250,000, and the maximum number of shares of Company common stock reserved and available for issuance under the Manager Equity Plan is 12,000,000.

The following table provides information regarding the 2022 Equity Plan and the Manager Equity Plan as of December 31, 2025:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	3,674,435(1)	—	6,446,503(2)
Equity compensation plans not approved by security holders	—	—	—
Total	3,674,435(1)	—	6,446,503(2)
(1) Reflects unvested RSUs issued pursuant to the Manager Equity Plan. Each RSU represents a contingent right to receive one share of our common stock, payable 50% in common stock and 50% in the cash value thereof. The number set forth in the table above represents the maximum number of shares of common stock potentially issuable upon vesting.
(2) Includes 3,542 shares reserved for issuance under the 2022 Equity Plan and 6,442,961 shares reserved for issuance under the Manager Equity Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Director Independence
Under the listing standards of either the New York Stock Exchange (the “NYSE”) or the NASDAQ Global Market (“NASDAQ”), upon a listing of our common stock, at least a majority of the Company’s directors would be required to qualify as “independent” as affirmatively determined by the board. Although our shares are not listed for trading on the NYSE or NASDAQ, after review of all relevant transactions or relationships between each director, or any of his or her family members, and the Company, our senior management and our independent registered public accounting firm, the board has determined that Messrs. Duncan, Kretzmer and Silver, who currently serve as independent directors and comprise a majority of our current board of directors, meet the current independence and qualification requirements of the NYSE and NASDAQ.
Management and Investment Advisory Agreements; Sub-Advisory Arrangements
We are party to the second amended and restated management agreement with CMFT Management dated March 24, 2023 (the “Management Agreement”) whereby CMFT Management manages our day-to-day operations and identifies and makes investments on our behalf. In return, we pay to CMFT Management a management fee (the “Management Fee”), payable quarterly in arrears, equal to the greater of (a) $250,000 per annum ($62,500 per quarter) and (b) 1.50% per annum (0.375% per quarter) of the Company’s Equity (as defined in the Management Agreement). Management fees for the year ended December 31, 2025 totaled $36.7 million. We also reimburse CMFT Management for expenses incurred in connection with the provision of services pursuant to the Management Agreement. Such expense reimbursements for the year ended December 31, 2025 totaled $12.4 million.
Our manager is also entitled to receive Incentive Compensation (as defined in the Management Agreement), payable with respect to each quarter, which is generally equal to the excess of (a) the product of (i) 20% and (ii) the excess of (A) Core Earnings (as defined in the Management Agreement) of the Company for the previous 12-month period, over (B) the product of (1) the Company’s Consolidated Equity (as defined in the Management Agreement) in the previous 12-month period, and (2) 7% per annum, over (b) the sum of any Incentive Compensation paid to our manager with respect to the first three calendar quarters of such previous 12-month period (or such lesser number of completed calendar quarters preceding the applicable period, if applicable). No Incentive Compensation was payable during the year ended December 31, 2025.
Our Management Agreement had an initial three year term that expired on August 20, 2022, and renews automatically each year thereafter for an additional one-year period unless the Company terminates without cause by providing 180 days’ advance written notice to the manager after the affirmative vote of 2/3 of the Company’s independent directors that there has been unsatisfactory performance by the Manager that is materially detrimental to the Company and its subsidiaries or the Management Fee and Incentive Compensation payable to CMFT Management is not fair. The Company may also terminate the Management Agreement by providing 30 days’ advance written notice to the manager of an occurrence of a cause event, as defined in the Management Agreement. If the Management Agreement is terminated without cause, the manager is entitled to receive a termination fee equal to three times the sum of (a) the average annual Management Fee and (b) the average annual Incentive Compensation during the 24-month period prior to the termination.
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
Pursuant to the Investment Advisory and Management Agreement, our Investment Advisor shall receive an investment advisory fee (the “Investment Advisory Fee”), payable quarterly in arrears, equal to 1.50% per annum (0.375% per quarter) of CMFT Securities’ Equity (as defined in the Investment Advisory and Management Agreement). Because the securities and corporate credit assets that are managed by our Investment Advisor are excluded from the calculation of Management Fees payable by the Company to our manager under the Management Agreement, the total management and advisory fees payable by us to our external advisors are not increased as a result of entering into the Investment Advisory and Management Agreement. In addition, the Investment Advisor is eligible to receive incentive compensation, as described below. In the event that Incentive Compensation is earned and payable with respect to any quarter under the Management Agreement, our manager will calculate the portion of the Incentive Compensation that was attributable to the assets managed by our Investment Advisor and payable to the Investment Advisor (the “Securities Manager Incentive Compensation”). Pursuant to the Investment Advisory and Management Agreement, CMFT Securities will reimburse the Investment Advisor for costs and expenses incurred by the Investment Advisor on its behalf. During the year ended December 31, 2025, $7.8 million in Investment Advisory Fees were paid and $538,000 in costs and expenses were reimbursed to the Investment Advisor.
The Investment Advisory and Management Agreement had an initial three year term that expired on December 6, 2022, and renews automatically each year for an additional one-year period unless CMFT Securities terminates without cause by providing 180 days’ advance written notice to the Investment Advisor after the affirmative vote of 2/3 of our independent directors that there has been unsatisfactory performance by the Investment Advisor that is materially detrimental to the Company and its subsidiaries or the Investment Advisory Fee and Securities Manager Incentive Compensation fee payable to CMFT Management is not fair. The Company may also terminate the Investment Advisory and Management Agreement by providing 30 days’ advance written notice to the manager of an occurrence of a cause event, as defined in the Management Agreement. If the Investment Advisory and Management Agreement is terminated without cause by CMFT Securities, the Investment Advisor is entitled to receive a termination fee equal to three times the sum of (a) the average annual Investment Advisory Fee and (b) the average annual Securities Manager Incentive Compensation during the 24-month period prior to the termination. CMFT Securities is not required to pay the termination fee if the Investment Advisor terminates the Investment Advisory and Management Agreement, or if the Investment Advisory and Management Agreement is terminated for cause.
On December 6, 2019, the Investment Advisor entered into a sub-advisory agreement (the “Sub-Advisory Agreement”) with OFS Capital Management, LLC, a Delaware limited liability company (the “Sub-Advisor”), to act as an investment sub-advisor to CMFT Securities. The Sub-Advisor is registered as an investment adviser under the Advisers Act and is an affiliate of the Investment Advisor. The Sub-Advisor is responsible for providing investment management services with respect to the corporate credit-related securities and certain other assets held by CMFT Securities. On a quarterly basis, the Investment Advisor will designate 50% of the sum of the Investment Advisory Fee and Securities Manager Incentive Compensation payable to the Investment Advisor, as described above, as sub-advisory fees (“Sub-Advisory Fees”). The Sub-Advisory Fees are paid ratably, as determined pursuant to the Sub-Advisory Agreement, to the Sub-Advisor and any other sub-advisers, if any, that provide services to CMFT Securities. Either party may terminate the Sub-Advisory Agreement with 30 days’ prior written notice to the other party.
The Company’s subsidiary, CIM Commercial Lending REIT (“CLR”), entered into a separate management agreement (“CLR Management Agreement”) with CMFT Management on February 29, 2024 (“CLR Effective Date”) for the day-to-day management of CLR and its non-securities assets, pursuant to which CLR will pay CMFT Management a base management fee, payable in arrears, equal to 1.25% of CLR’s net asset value per share (or 0.90% of its net asset value per share for its founder share classes), plus a performance fee that is, subject to certain adjustment in the calculation for the measurement periods applicable to core earnings during the first four calendar quarters, generally equal to the excess of (A) the product of (I) 10% and (II) the excess of (y) CLR’s core earnings for the previous 12-month period, over (z) the product of (i) CLR’s average adjusted capital, and (ii) a hurdle rate of 6.5% (7.25% for its founder share classes, each considered on an annualized basis, over (B) the sum of any performance fee paid to CMFT Management or the Investment Advisor with respect to the first three calendar quarters of such previous 12-month period (or such lesser number of completed calendar quarters preceding the applicable period, if applicable). No performance fee shall be payable by CLR to CMFT Management or the Investment Advisor with respect to any calendar quarter unless CLR’s core earnings for the 12 most recently completed calendar months (or such lesser number of completed calendar quarters following the CLR Effective Date) in the aggregate is greater than zero. Once CLR’s core earnings exceed the hurdle rate, CMFT Management is entitled to a “catch-up” fee equal to the amount of core earnings in excess of the hurdle rate, until CLR’s core earnings for the applicable period equal 7.224% (8.0576% for CLR’s founder share classes), each considered on an annualized basis of CLR’s average adjusted capital. Thereafter, CMFT Management is entitled to receive 10% of CLR’s core earnings.
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
The CLR Management Agreement and CLR Investment Advisory and Management Agreement (together, the “CLR Advisory Agreements”) each have an initial three-year term and shall be deemed renewed automatically each year thereafter for an additional one-year period unless CLR provides 180 days’ written notice of termination of a CLR Advisory Agreement after the affirmative vote of CLR’s independent trustees. If either CLR Advisory Agreement is terminated without cause, CMFT Management and/or the Investment Advisor, as applicable, shall receive a termination fee pursuant to the terminated CLR Advisory Agreement equal to three times the sum of (a) the average annual management fee and (b) the average annual incentive compensation incurred under the terminated CLR Advisory Agreement during the 24-month period prior to the termination. During the year ended December 31, 2025, $2.3 million in Investment Advisory Fees were paid by CLR and $217,000 in costs and expenses were reimbursed to the Investment Advisor by CLR.
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
Richard S. Ressler, our chief executive officer and president and the chairman of our board of directors, and Mr. DeBacker, our chief financial officer, principal accounting officer and treasurer, are officers of CMFT Management. Mr. Ressler is also the co-founder and principal owner of the Sub-Advisor.
Development Management Agreements
On January 7, 2021, we completed foreclosure proceedings to take control of the assets which previously secured our mezzanine loans, including 75 condominium units and 21 rental units across four buildings in New York. Upon foreclosure, and with the approval of our valuation, compensation and affiliate transactions committee, CIM NY Management, LLC, an affiliate of CMFT Management, entered into a Development Management Agreement with our indirect wholly owned subsidiaries that own each of the four buildings (the “Building Owners”), wherein CIM NY Management, LLC will act as project manager in overseeing the development and construction of property improvements in accordance with each respective Development Management Agreement (the “Development Services”). In consideration for the Development Services, CIM NY Management, LLC will receive a development management fee from the Building Owners equal to 4% of the aggregate gross project costs expended during the term of the Development Management Agreement, subject to the conditions in each respective Development Management Agreement. Additionally, CIM NY Management, LLC is reimbursed by the Building Owners for expenses incurred in connection with the Development Services, including services provided that are incidental to but not part of the Development Services. The Development Management Agreement shall remain in effect until the project completion date, and is terminable by either party with fifteen days prior notice to the other party, with or without cause. During the year ended December 31, 2025, the Company recorded $351,000 in development management fees.

Additionally, on January 9, 2025, the Company took control of an office building in McLean, Virginia, through a deed-in-lieu of foreclosure, which previously secured one of its first mortgage loans. Upon taking control of the asset, and with the approval of our board of directors, CIM Management, Inc. (“CIM Management”), an affiliate of the Company’s manager, CMFT Management, entered into a Property Management and Services Agreement with the indirect wholly owned subsidiaries of the Company that own the office building (the “Office Building Owners”), wherein CIM Management will act as a property manager and property co-manager, as applicable, in overseeing the property’s day to day operations and as project manager in overseeing the development and construction of property improvements in accordance with the Property Management and Services Agreement (the “Management and Development Services”). In consideration for the Management and Development Services, CIM Management will receive a property management fee from the Office Building Owners equal to 1.5% of the operating receipts, as defined in the Property Management and Services Agreement, received by the Office Building Owners from operating the property, subject to the conditions set forth in the Property Management and Services Agreement. Additionally in consideration for the Management and Development Services, CIM Management will receive a development management fee from the Building Owners equal to 4% of the aggregate gross project costs expended during the term of the Development Management Agreement, subject to the conditions set forth in the Development Management Agreement. Additionally, CIM Management is reimbursed by the Office Building Owners for expenses incurred in connection with the Management and Development Services, including services provided that are incidental to but not part of the Management and Development Services. The Property Management and Services Agreement shall remain in effect until the Office Building Owners sell all or substantially all of the property, and is terminable by either party with fifteen days prior notice to the other party, with or without cause.
Investments with Affiliates of the Manager
In September 2021, the Company co-invested $68.4 million in preferred units and $138.8 million in a first mortgage loan to a third-party for the purchase of a multi-family, office and retail building in Fort Lauderdale, Florida with RACR, a fund that is advised by affiliates of CMFT Management. The Company redeemed its investment in the preferred units during the year ended December 31, 2022 in exchange for an investment in a first mortgage loan. As of December 31, 2025, $199.9 million of the first mortgage loan was outstanding. Subsequent to December 31, 2025, the first mortgage loan, which was in maturity default as of December 31, 2025, was repaid in full.
In October 2021, the Company invested in a $130.0 million first mortgage loan, with an initial advance of $119.0 million, to a third-party, the proceeds of which were used to finance the acquisition of a property from a fund that is advised by an affiliate of CMFT Management. As of December 31, 2025, $98.0 million of the first mortgage loan was outstanding.
In November 2021, the Company entered into an unconsolidated joint venture (the “MT-FT JV”) with CMMT Holdings, LLC, a fund that is advised by an affiliate of CMFT Management, for the purposes of investing in the Newpoint JV, LLC (“NewPoint JV”). As of December 31, 2025, the Company owned approximately 50% of the equity interests of the MT-FT JV and has committed to fund capital to the MT-FT JV up to $212.5 million, of which $152.2 million has been funded, net of $112.6 million returned to the Company that can be called back by NewPoint JV through CIM NP JV Holdings, LLC as a capital call on a future date.
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

In August 2024, CMFT Corporate Credit Securities, LLC, an indirect wholly-owned, bankruptcy-remote subsidiary of the Company, entered into a master participation agreement (the “Master Participation Agreement”) with OFSI BSL XIV CLO, Ltd., an exempted company incorporated with limited liability under the laws of the Cayman Islands to sell a portion of the Company’s portfolio of liquid corporate senior loans. The collateral manager for OFSI BSL XIV CLO, Ltd. is OFS CLO Management II, LLC, an affiliate of the Sub-Advisor. During the year ended December 31, 2024, the sale of 185 liquid corporate senior loans closed pursuant to the Master Participation Agreement, with an aggregate principal balance of $265.4 million, resulting in net proceeds of $259.7 million after closing costs and a loss of $2.9 million. The liquid corporate senior loans served as the initial positions for the formation of a Collateralized Loan Obiligation (“CLO”), in which the Company subsequently invested $27.6 million in a CLO subordinated note. As of December 31, 2025, the fair value of the CLO subordinated note was $19.6 million.
Certain Conflict Resolution Procedures
In order to reduce or eliminate certain potential conflicts of interest, we have certain agreements, policies and procedures in place relating to transactions we may enter into with our sponsor, our manager, any of our directors or any of their respective affiliates and the allocation of investment opportunities among other real estate programs sponsored by CIM. Conflict resolution provisions that are in the Management Agreement or in policies adopted by our board of directors include, among others, the following:

•	We will not purchase any asset from, or sell any asset to, our manager or its affiliates unless such transaction is on terms no less favorable to the Company than could have been obtained on an arm’s length basis from an unrelated party and has been approved in advance by a majority of independent directors.

•	Our audit committee has developed procedures whereby it reviews and approves or disapproves related party transactions, including those required to be disclosed pursuant to Item 404(a) of Regulations S-K. In addition, the Management Agreement provides that the board of directors will be kept informed on a periodic basis of transactions that present certain conflicts, such as co-investments and certain other similar transactions as set forth in the Management Agreement, due to the nature of CIM’s regular business activities and its management of other funds and investment programs.

•	Our property acquisitions, commercial real estate loan investments and certain other investments are allocated among us and the other programs sponsored by CIM pursuant to an asset allocation policy. Pursuant to the policy, in the event that an investment opportunity becomes available that may be suitable for both us or one or more of the other programs sponsored by CIM, and for which more than one of such entities has sufficient uninvested funds, an allocation committee, which is comprised entirely of employees of CIM (the “Allocation Committee”), will examine the following factors, among others, in determining the entity for which the investment opportunity is most appropriate:

•	the investment guidelines and/or restrictions if any, set forth in the CIM program’s governing documents;

•	the CIM program’s risk and return profile;

•	the CIM program’s available capital for investment;

•	the aggregate capital committed to the CIM program; and

•	the age/vintage of the CIM program’s account or fund, and the remaining term of the investment period, if any;

•	whether the investment opportunity is contiguous or proximate to an existing investment;

•	whether the investment opportunity is being made in conjunction with the strategic expansion plans of an existing investment;

•	whether the investment opportunity is being pursued with a sponsor/partner that is also a sponsor/partner in an existing investment;

•	whether there are economic ties/relationships between the investment opportunity and an existing investment; and
•	whether the size and/or product type of the investment opportunity enhances existing diversification within a CIM program’s portfolio.

If, in the judgment of the Allocation Committee, the investment opportunity may be equally appropriate for more than one program, a strict rotation system will be employed whereby such CIM programs will be listed on a rotation schedule in the order of their inception dates from the latest to the earliest inception dates. The CIM program with the most recent inception date will be the first to be offered the relevant investment opportunity.

If a CIM program forgoes an investment opportunity or subsequently relinquishes or abandons the opportunity after accepting, the opportunity will then be offered in the order that the remaining CIM programs are listed on the rotation schedule. Our board of directors has a duty to ensure that the method used for the allocation of investment opportunities suitable for the Company and other CIM programs is applied fairly to us.
Investment opportunities sourced and managed by the Sub-Advisor are allocated pursuant to the allocation policies of the Sub-Advisor.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit and Non-Audit Fees
During the year ended December 31, 2025, Deloitte & Touche LLP (“Deloitte”) served as our independent registered public accounting firm and provided certain tax and other services. The audit committee reviewed the audit and non-audit services performed by Deloitte, as well as the fees charged by Deloitte for such services. In its review of the non-audit services and fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Deloitte. The aggregate fees billed to us for professional accounting services, including the audit of the Company’s annual financial statements by Deloitte for the years ended December 31, 2025 and 2024 are set forth in the table below.

	Year Ended December 31,
Type of Service	2025	2024
Audit fees (1)	$1,489,350	$1,665,250
Audit-related fees	—	—
Tax fees (2)	28,080	297,998
All other fees	—	—
Total	$1,517,430	$1,963,248
___________________

(1)	Represents fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by Deloitte in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements and other services that generally only the independent auditor reasonably can provide, such as services associated with filing registration statements, periodic reports and other filings with the SEC, audits of acquired properties or businesses, property audits required by loan agreements, and statutory audits for our subsidiaries or affiliates.
(2)	Represents fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the Internal Revenue Service and similar state and local agencies, as well as federal, state, and local tax issues related to due diligence.
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
All services rendered by Deloitte for the years ended December 31, 2025 and December 31, 2024 were pre-approved in accordance with the policies and procedures described above.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) List of Documents Filed.
1.The financial statements previously filed and listed on page F-1 of the previously filed Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 27, 2026.
2.Schedule III — Real Estate and Accumulated Depreciation and Schedule IV – Mortgage Loans on Real Estate previously filed and set forth beginning on page S-1 of the previously filed Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 27, 2026. All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.
3.The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index below.
(b)    Exhibits
The following exhibits are filed as part of this Annual Report on Form 10-K/A:

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of August 30, 2020, by and among CIM Real Estate Finance Trust, Inc., Thor II Merger Sub, LLC and Cole Office & Industrial REIT (CCIT II), Inc.	8-K	000-54939	2.1	8/31/2020
2.1.1	Amendment to Agreement and Plan of Merger, dated as of October 22, 2020, by and among CIM Real Estate Finance Trust, Inc., Thor II Merger Sub, LLC and Cole Office & Industrial REIT (CCIT II), Inc.	8-K	000-54939	2.3	10/28/2020
2.1.2	Amendment to Agreement and Plan of Merger, dated as of October 24, 2020, by and among CIM Real Estate Finance Trust, Inc., Thor II Merger Sub, LLC and Cole Office & Industrial REIT (CCIT II), Inc.	8-K	000-54939	2.4	10/28/2020
2.2	Agreement and Plan of Merger, dated as of August 30, 2020, by and among CIM Real Estate Finance Trust, Inc., Thor III Merger Sub, LLC and Cole Office & Industrial REIT (CCIT III), Inc.	8-K	000-54939	2.2	8/31/2020
2.2.1	Amendment No. 1 to Agreement and Plan of Merger, dated as of November 3, 2020, by and among CIM Real Estate Finance Trust, Inc., Thor III Merger Sub, LLC and Cole Office & Industrial REIT (CCIT III), Inc.	8-K	000-54939	2.1	11/4/2020
2.3	Agreement and Plan of Merger, dated as of August 30, 2020, by and among CIM Real Estate Finance Trust, Inc., Thor V Merger Sub, LLC and Cole Credit Property Trust V, Inc.	8-K	000-54939	2.3	8/31/2020
2.3.1	Amendment to Agreement and Plan of Merger, dated as of October 22, 2020, by and among CIM Real Estate Finance Trust, Inc., Thor V Merger Sub, LLC and Cole Credit Property Trust V, Inc.	8-K	000-54939	2.1	10/28/2020
2.3.2	Amendment to Agreement and Plan of Merger, dated as of October 24, 2020, by and among CIM Real Estate Finance Trust, Inc., Thor V Merger Sub, LLC and Cole Credit Property Trust V, Inc.	8-K	000-54939	2.2	10/28/2020
2.3.3	Amendment No. 3 to Agreement and Plan of Merger, dated as of October 29, 2020, by and among CIM Real Estate Finance Trust, Inc., Thor V Merger Sub, LLC and Cole Credit Property Trust V, Inc.	8-K	000-54939	2.1	11/2/2020
2.4	Agreement and Plan of Merger, dated as of September 21, 2021, by and among CIM Real Estate Finance Trust, Inc., Cypress Merger Sub, LLC and CIM Income NAV, Inc.	8-K	000-54939	2.1	9/22/2021
3.1	Articles of Amendment and Restatement of CIM Real Estate Finance Trust, Inc.	8-K	000-54939	3.1	8/20/2019
3.2	Second Amended and Restated Bylaws of CIM Real Estate Finance Trust, Inc.	10-K	000-54939	3.2	3/28/2023
4.1	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	000-54939	4.1	3/30/2020
4.2	Second Amended and Restated Distribution Reinvestment Plan.	8-K	000-54939	4.1	5/1/2020
4.3	Master Indenture, dated as of July 28, 2021, by and among CMFT Net Lease Master Issuer, LLC, as issuer, and Citibank N.A., as indenture trustee.	8-K	000-54939	4.1	8/3/2021
4.3.1	Supplemental Indenture No. 1 to the Master Indenture, dated as of July 30, 2024, by and among CMFT Net Lease Master Issuer LLC, as issuer, and Citibank, N.A., as indenture trustee.	10-Q	000-54939	4.2.1	8/14/2024
4.4	Series 2021-1 Indenture Supplement, dated as of July 28, 2021, by and among CMFT Net Lease Master Issuer, LLC, as issuer, and Citibank N.A., as indenture trustee.	8-K	000-54939	4.2	8/3/2021

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
10.1	Second Amended and Restated Management Agreement by and between CIM Real Estate Finance Trust, Inc. and CIM Real Estate Finance Management, LLC, dated March 22, 2023.	10-K	000-54939	10.1	3/28/2023
10.2	Amended and Restated Agreement of Limited Partnership of Cole Operating Partnership IV, LP, by and between Cole Credit Property Trust IV, Inc. and the limited partners thereto.	S-11	333-169533	10.2	1/24/2012
10.3	First Amendment to the Amended and Restated Agreement of Limited Partnership of CIM Real Estate Finance Operating Partnership, LP, dated August 15, 2019.	8-K	000-54939	10.2	8/20/2019
10.4	Credit and Security Agreement, dated December 31, 2019, by and between CMFT Corporate Credit Securities, LLC, as borrower, CMFT Securities Investments, LLC, as collateral manager and equityholder, the lenders from time to time party thereto, Citibank, N.A., as administrative agent, Citibank, N.A. (acting through its Agency & Trust division), as custodian and as collateral agent, and Virtus Group, LP, as collateral administrator.	8-K	000-54939	10.1	1/7/2020
10.4.1	Amendment No. 1 to Credit and Security Agreement, dated March 19, 2020, by and between CMFT Corporate Credit Securities, LLC, as borrower, CMFT Securities Investments, LLC, as collateral manager and equityholder, Citibank, N.A., as administrative agent and as lender, Citibank, N.A. (acting through its Agency & Trust division), as collateral custodian and as collateral agent, and Virtus Group, LP, as collateral administrator.	8-K	000-54939	10.1	3/24/2020
10.4.2	Amendment No. 2 to Credit and Security Agreement, dated October 4, 2021, by and between CMFT Corporate Credit Securities, LLC, as borrower, CMFT Securities Investments, LLC, as collateral manager and equityholder, Citibank, N.A., as administrative agent and as lender, Citibank, N.A. (acting through its Agency & Trust division), as collateral custodian and as collateral agent, and Virtus Group, LP, as collateral administrator.	8-K	000-54939	10.1	10/8/2021
10.4.3	Amendment No. 3 to Credit and Security Agreement, dated June 23, 2022, by and between CMFT Corporate Credit Securities, LLC, as borrower, CMFT Securities Investments, LLC, as collateral manager and equityholder, Citibank, N.A., as administrative agent and as lender, Citibank, N.A. (acting through its Agency & Trust division), as collateral custodian and as collateral agent, and Virtus Group, LP, as collateral administrator.	8-K	000-54939	10.1	6/29/2022
10.4.4	Amendment No. 4 and Waiver of Credit and Security Agreement, dated August 29, 2024, by and between CMFT Corporate Credit Securities, LLC, as borrower, CMFT Securities Investments, LLC, as collateral manager and equityholder, Citibank, N.A., as administrative agent and as lender, Citibank, N.A. (acting through its Agency & Trust division), as collateral custodian and as collateral agent, and Virtus Group, LP, as collateral administrator.	8-K	000-54939	10.1	9/5/2024
10.5+	Amended and Restated CIM Real Estate Finance Trust, Inc. 2022 Equity Incentive Plan.	10-Q	000-54939	10.5	8/12/2022
10.6+	CIM Real Estate Finance Trust, Inc. 2024 Manager Equity Incentive Plan	8-K	000-54939	10.1	1/12/2024
10.7	Investment Advisory and Management Agreement by and between CMFT Securities Investments, LLC and CIM Capital IC Management, LLC, dated December 6, 2019.	8-K	000-54939	10.1	12/12/2019
10.8	Amended and Restated Sub-Advisory Agreement by and between CIM Capital IC Management, LLC and OFS Capital Management, LLC, dated May 12, 2025.	10-Q	000-54939	10.2	5/14/2025
10.9+	Form of Indemnification Agreement.	8-K	000-54939	10.1	8/14/2020
10.10	Amended and Restated Master Repurchase Agreement, dated December 19, 2023, by and between CMFT RE Lending RF Sub CB, LLC, and Citibank, N.A.	8-K	000-54939	10.1	12/26/2023
10.10.1	Amended and Restated Master Repurchase Agreement dated March 5, 2025, by and between CMFT RE Lending RF Sub CB, LLC, and Citibank, N.A.	10-K	000-54939	10.10.1	3/28/2025
10.11	Master Repurchase Agreement, dated December 19, 2023, by and between CLR RE Lending RF Sub CB, LLC and Citibank, N.A.	8-K	000-54939	10.2	12/26/2023
10.12	Guaranty, dated as of June 4, 2020, by CIM Real Estate Finance Trust, Inc. for the benefit of Citibank, N.A.	8-K	000-54939	10.2	6/9/2020
10.13	Guaranty, dated as of July 28, 2021, by CIM Real Estate Finance Operating Partnership, LP for the benefit of Citibank N.A., as indenture trustee.	8-K	000-54939	10.1	8/3/2021
10.14	Guaranty, dated as of December 19, 2023, by CIM Real Estate Finance Trust, Inc. and CIM Commercial Lending REIT for the benefit of Citibank, N.A.	8-K	000-54939	10.3	12/26/2023
10.15	Amended and Restated Master Repurchase Agreement, dated December 4, 2023, by and between CMFT RE Lending RF Sub BB, LLC and Barclays Bank PLC.	8-K	000-54939	10.1	12/8/2023

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
10.16	Master Repurchase Agreement, dated December 4, 2023, by and between CLR RE Lending RF Sub BB, LLC and Barclays Bank PLC.	8-K	000-54939	10.2	12/8/2023
10.17	Guaranty, dated as of September 21, 2020, by CIM Real Estate Finance Trust, Inc. for the benefit of Barclays Bank PLC.	8-K	000-54939	10.2	9/24/2020
10.18	Guaranty, dated as of December 4, 2023, by CIM Real Estate Finance Trust, Inc. and CIM Commercial Lending REIT for the benefit of Barclays Bank PLC.	8-K	000-54939	10.3	12/8/2023
10.19	Master Repurchase Agreement, dated May 20, 2021, by and between CMFT RE Lending RF Sub WF, LLC and Wells Fargo Bank, N.A.	8-K	000-54939	10.1	5/26/2021
10.19.1	First Amendment to Master Repurchase Agreement, dated October 28, 2021, by and between CMFT RE Lending RF Sub WF, LLC and Wells Fargo Bank, N.A.	8-K	000-54939	10.1	11/3/2021
10.19.2	Second Amendment to Master Repurchase Agreement, dated March 4, 2022, by and between CMFT RE Lending RF Sub WF, LLC and Wells Fargo Bank, N.A.	8-K	000-54939	10.1	3/10/2022
10.19.3	Third Amendment to Master Repurchase and Securities Contract and Termination of Preferred Equity Related Pledge and Security Agreement, dated August 31, 2022, by and among CMFT RE Lending RF Sub WF, LLC, as seller, Wells Fargo Bank, N.A., as buyer, and CMFT Securities Investments, LLC, and preferred equity pledgor.	8-K	000-54939	10.1	9/7/2022
10.20	Guaranty and Subordination Agreement, dated as of May 20, 2021, by CIM Real Estate Finance Trust, Inc. for the benefit of Wells Fargo Bank, N.A.	8-K	000-54939	10.2	5/26/2021
10.21	Loan and Servicing Agreement, dated as of March 16, 2022, among CMFT RE Lending Sub MM Holdco, LLC, as Holdings, CMFT RE Lending Sub MM, LLC, as the Borrower, Massachusetts Mutual Life Insurance Company and the other lenders from time to time party hereto, Trimont Real Estate Advisors, LLC, as the Administrative Agent, Massachusetts Mutual Life Insurance Company, as the Facility Servicer, and CMFT RE Lending Sub MM, LLC, as the Portfolio Asset Servicer.	10-Q	000-54939	10.6	8/12/2022
10.22	Loan and Security Agreement, dated as of June 16, 2023, by and among CMFT RE Lending Sub CBSQ, LLC, as Borrower, Citibank, N.A., as Class A Lender, and CMFT RE Lending Sub CBSQ Holdco, LLC, as Subordinated Lender, and CIM Commercial Lending REIT, as EU/UK Retention Holder.	10-K	000-54939	10.22	3/28/2024
10.23	Loan and Security Agreement, dated as of October 20, 2023, by and among CMFT RE Lending Sub BBSQ, LLC, as Borrower, Barclays Bank PLC, as Class A Lender, CMFT RE Lending Sub BBSQ Holdco, LLC, as Subordinated Lender, and CIM Commercial Lending REIT, as EU/UK Retention Holder.	10-K	000-54939	10.23	3/28/2024
10.24	Property Management Agreement, dated as of July 28, 2021, by and among CMFT Net Lease Master Issuer, LLC, as issuer, CIM Real Estate Finance Operating Partnership, LP, as issuer manager, CREI Advisors, LLC, as property manager and special servicer, KeyBank National Association, as back-up manager, and Citibank N.A., as indenture trustee.	8-K	000-54939	10.2	8/3/2021
10.25	Master Repurchase Agreement, dated October 8, 2021, by and between CMFT RE Lending RF Sub DB, LLC and Deutsche Bank AG, New York Branch.	8-K	000-54939	10.1	10/14/2021
10.25.1	Amended and Restated Master Repurchase Agreement, dated December 23, 2021, by and between CMFT RE Lending RF Sub DB, LLC and Deutsche Bank AG, New York Branch.	8-K	000-54939	10.1	12/29/2021
10.25.2	First Amendment to Amended and Restated Master Repurchase Agreement, dated September 15, 2023, by and between CMFT RE Lending RF Sub DB, LLC, as seller, CMFT RE Lending Sub DB Holdco, LLC, as member, and Deutsche Bank AG, New York Branch, as buyer.	10-K	000-54939	10.25.2	3/28/2024
10.25.3	Second Amendment to Amended and Restated Master Repurchase Agreement, dated December 22, 2023, by and between CMFT RE Lending RF Sub DB, LLC, as seller, CMFT RE Lending Sub DB Holdco, LLC, as member, and Deutsche Bank AG, New York Branch, as buyer.	8-K	000-54939	10.1	12/28/2023
10.26	Amended and Restated Guaranty, dated as of December 22, 2023, by CIM Real Estate Finance Trust, Inc. and CIM Commercial Lending REIT for the benefit of Deutsche Bank AG, New York Branch.	8-K	000-54939	10.2	12/28/2023
10.27	Master Repurchase Agreement, dated June 1, 2022, by and between CMFT Real Estate Securities I, LLC and J.P. Morgan Securities LLC.	8-K	000-54939	10.1	6/2/2022

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
10.28	Loan and Security Agreement, dated February 10, 2023, by and between CMFT CL Lending Sub AB, LLC, as borrower, each of the lenders from time to time party thereto, Ally Bank, as administrative agent and arranger, U.S. Bank Trust Company, National Association, as collateral custodian, and U.S. Bank National Association, as document custodian.	8-K	000-54939	10.1	2/16/2023
10.28.1	Loan and Security Agreement, dated February 10, 2023, and conformed through the First Amendment to the Loan and Security Agreement, dated December 13, 2023, by and between CMFT CL Lending Sub AB, LLC, as borrower, each of the lenders from time to time party hereto, Ally Bank, as administrative agent and arranger, U.S. Bank Trust Company, National Association, as collateral custodian, and U.S. Bank National Association, as document custodian.	10-K	000-54939	10.28.1	3/28/2024
10.28.2	Second Amendment to Loan and Security Agreement, dated February 6, 2026, by and between CMFT CL Lending Sub AB, LLC, as borrower, each of the lenders from time to time party thereto, Ally Bank, as administrative agent and arranger, and U.S. Bank Trust Company, National Association, as collateral custodian.	8-K	000-54939	10.1	2/12/2026
10.29	Modification Agreement and Limited Consent, dated December 21, 2020 by and between Cole Operating Partnership V, LP, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders.	10-K	000-54939	10.17	3/31/2021
10.30	Modification Agreement and Limited Consent, dated December 21, 2020 by and between CIM Real Estate Finance Operating Partnership, LP, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders.	10-K	000-54939	10.18	3/31/2021
10.31	Modification Agreement and Limited Consent, dated December 16, 2021, by and among CIM Income NAV Operating Partnership, LP, the Lenders party thereto, and JPMorgan Chase, N.A., as administrative agent for the Lenders.	10-Q	000-54939	10.4	5/11/2022
10.32	Fourth Amendment to Master Repurchase and Securities Contract, dated August 15, 2025 by and between Wells Fargo Bank, N.A. and CMFT RE Lending RF Sub WF, LLC.	8-K	000-54939	10.1	8/21/2025
10.32.1	Fifth Amendment to Master Repurchase and Securities Contract, dated March 12, 2026 by and between Wells Fargo Bank, N.A. and CMFT RE Lending RF Sub WF, LLC.	8-K	000-54939	10.1	3/18/2026
10.33	Master Repurchase and Securities Contract, dated August 15, 2025, by and between CLR RE Lending Sub WF, LLC and Wells Fargo Bank, N.A.	8-K	000-54939	10.2	8/21/2025
10.34	Guaranty and Subordination Agreement, dated as of August 15, 2025, by CIM Real Estate Finance Trust, Inc. and CIM Commercial Lending REIT for the benefit of Wells Fargo Bank, N.A.	8-K	000-54939	10.3	8/21/2025
10.34.1	Reaffirmation Agreement, dated as of March 13, 2026, by CIM Real Estate Finance Trust, Inc. and CIM Commercial Lending REIT for the benefit of Wells Fargo Bank, N.A.	8-K	000-54939	10.2	3/18/2026
19.1	Insider Trading Policy	10-K	000-54939	19.1	3/28/2025
21.1*	Subsidiaries of the Registrant.	10-K	000-54939	21.1	3/27/26
23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.	10-K	000-54939	21.1	3/27/26
31.1*	Certifications of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	000-54939	21.1	3/27/26
31.2*	Certifications of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	000-54939	21.1	3/27/26
31.3†	Certifications of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4†	Certifications of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	000-54939	21.1	3/27/26

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
101*
The following CIM Real Estate Finance Trust, Inc. financial information for the period ended December 31, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
 ____________________________________

*	Previously filed, or furnished, as applicable with the Form 10-K on March 27, 2026.
**	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
†	Filed herewith.
+	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of April, 2026.

CIM Real Estate Finance Trust, Inc.

By:	/s/ NATHAN D. DEBACKER
Nathan D. DeBacker
Chief Financial Officer and Treasurer
(Principal Financial Officer)