Form 10-Q
period 2026-03-31
CIM REAL ESTATE FINANCE TRUST, INC.
filed 2026-05-13
CIK 1498547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 6, 2026, there were approximately 436.5 million shares of common stock, par value $0.01 per share, of CIM Real Estate Finance Trust, Inc. outstanding.

CIM REAL ESTATE FINANCE TRUST, INC.

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands, except share and per share amounts) (Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Real estate assets:
Land	$306,073	$311,000
Buildings, fixtures and improvements	776,701	794,637
Intangible lease assets	167,079	168,901
Condominium developments	12,023	11,964
Total real estate assets, at cost	1,261,876	1,286,502
Less: accumulated depreciation and amortization	(211,134)	(209,578)
Total real estate assets, net	1,050,742	1,076,924
Investment in unconsolidated entities	125,121	149,170
Real estate-related securities and other, at fair value, net of credit loss allowances of $182,299 and $182,104 as of March 31, 2026 and December 31, 2025, respectively	167,582	169,206
Loans held-for-investment and related receivables, net	3,379,068	3,752,467
Less: Current expected credit losses	(290,707)	(297,878)
Total loans held-for-investment and related receivables, net	3,088,361	3,454,589
Cash and cash equivalents	183,617	184,674
Restricted cash	22,423	4,598
Rents and tenant receivables, net	24,137	23,215
Prepaid expenses and other assets	34,490	10,000
Deferred costs, net	7,189	5,250
Accrued interest receivable	16,782	17,471
Assets held for sale	5,116	—
Total assets	$4,725,560	$5,095,097
LIABILITIES, REDEEMABLE COMMON STOCK AND EQUITY
Repurchase facilities, notes payable and credit facilities, net	$2,726,397	$3,093,039
Accrued expenses and accounts payable	39,197	43,989
Due to affiliates	13,988	12,650
Intangible lease liabilities, net	13,745	14,293
Distributions payable	14,784	14,477
Deferred rental income and other liabilities	5,799	6,228
Total liabilities	2,813,910	3,184,676
Commitments and contingencies (Note 10)
Redeemable common stock	159,582	160,488
EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 490,000,000 shares authorized, 436,734,553 and 436,908,325 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	4,372	4,372
Capital in excess of par value	3,539,124	3,537,903
Accumulated distributions in excess of earnings	(1,769,053)	(1,774,685)
Accumulated other comprehensive loss	(24,236)	(19,428)
Total stockholders’ equity	1,750,207	1,748,162
Non-controlling interests	1,861	1,771
Total equity	1,752,068	1,749,933
Total liabilities, redeemable common stock, non-controlling interests and stockholders’ equity	$4,725,560	$5,095,097
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
Rental and other property income	$25,768	$28,808
Interest income	71,818	77,596
Total revenues	97,586	106,404
Expenses:
General and administrative	6,344	5,615
Interest expense, net	37,369	45,250
Property operating	2,701	2,465
Real estate tax	1,306	1,004
Expense reimbursements to related parties	3,065	3,003
Management fees	11,628	11,723
Transaction-related	—	59
Depreciation and amortization	8,830	8,828
Real estate impairment	—	7,026
(Decrease) increase in provision for credit losses	(7,123)	61,777
Total expenses	64,120	146,750
Other income (expense):
Gain on disposition of real estate and condominium developments, net	5,743	1,552
(Loss) gain on investment in unconsolidated entities	(971)	1,011
Unrealized gain on equity securities	3,317	3,300
Other income, net	1,799	1,609
Loss on extinguishment of debt	(282)	—
Total other income	9,606	7,472
Net income (loss)	$43,072	$(32,874)
Net income allocated to non-controlling interest	44	9
Net income (loss) attributable to the Company	$43,028	$(32,883)
Weighted average number of common shares outstanding:
Basic and diluted	436,809,143	437,153,747
Net income (loss) per common share:
Basic and diluted	$0.10	$(0.08)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (in thousands) (Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$43,072	$(32,874)
Other comprehensive (loss) income
Unrealized (loss) gain on CMBS	(2,672)	982
Unrealized loss on CLO subordinated note	(2,136)	(733)
Reclassification adjustment for realized loss included in income as other income	—	410
Amount of loss reclassified from other comprehensive income into income as an increase in provision for credit losses	—	71,022
Total other comprehensive (loss) income	(4,808)	71,681

Comprehensive income	38,264	38,807
Comprehensive income allocated to non-controlling interest	44	9
Comprehensive income attributable to the Company	$38,220	$38,798
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
 (in thousands, except share amounts) (Unaudited)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
	Number of Shares	Par Value
Balance as of January 1, 2026	436,908,325	$4,372	$3,537,903	$(1,774,685)	$(19,428)	$1,748,162	$1,771	$1,749,933
Issuance of common stock	1,402,104	14	7,305	—	—	7,319	—	7,319
Equity-based compensation	—	3	1,220	—	—	1,223	—	1,223
Distributions declared on common stock — $0.08 per common share	—	—	—	(37,396)	—	(37,396)	—	(37,396)
Redemptions of common stock	(1,575,876)	(17)	(8,210)	—	—	(8,227)	—	(8,227)
Changes in redeemable common stock	—	—	906	—	—	906	—	906
Contributions from non-controlling interests	—	—	—	—	—	—	46	46
Comprehensive income (loss)	—	—	—	43,028	(4,808)	38,220	44	38,264
Balance as of March 31, 2026	436,734,553	$4,372	$3,539,124	$(1,769,053)	$(24,236)	$1,750,207	$1,861	$1,752,068

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
	Number of Shares	Par Value
Balance as of January 1, 2025	437,313,001	$4,374	$3,533,329	$(1,676,562)	$(86,283)	$1,774,858	$344	$1,775,202
Issuance of common stock	1,416,038	13	8,608	—	—	8,621	—	8,621
Equity-based compensation	9,852	2	738	—	—	740	—	740
Distributions declared on common stock — $0.08 per common share	—	—	—	(37,201)	—	(37,201)	—	(37,201)
Redemptions of common stock	(1,844,645)	(18)	(11,218)	—	—	(11,236)	—	(11,236)
Changes in redeemable common stock	—	—	2,625	—	—	2,625	—	2,625
Contributions from non-controlling interests	—	—	—	—	—	—	200	200
Comprehensive (loss) income	—	—	—	(32,883)	71,681	38,798	9	38,807
Balance as of March 31, 2025	436,894,246	$4,371	$3,534,082	$(1,746,646)	$(14,602)	$1,777,205	$553	$1,777,758
The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands) (Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$43,072	$(32,874)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, net	9,157	9,195
Amortization of deferred financing costs	2,167	2,255
Amortization and accretion on deferred loan fees	(3,139)	(1,915)
Amortization and accretion of premiums and discounts on credit investments	(1,325)	(1,241)
Accretion of interest income on CLO subordinated note	(1,012)	(1,028)
Capitalized interest income on real estate-related securities and loans held-for-investment	(3,732)	(3,925)
Equity-based compensation	1,223	740
Straight-line rental income	(884)	(1,551)
Recovery of uncollectible lease-related receivables	(11)	(1,357)
Gain on disposition of real estate assets and condominium developments, net	(5,743)	(1,552)
Loss on sale of credit investments, net	—	678
Loss (gain) on investment in unconsolidated entities	971	(1,011)
Unrealized gain on equity securities	(3,317)	(3,300)
Impairment of real estate assets	—	7,026
(Decrease) increase in provision for credit losses	(7,123)	61,777
Write-off of deferred financing costs	282	—
Changes in operating assets and liabilities:
Rents and tenant receivables, net	67	628
Prepaid expenses and other assets	2,819	1,516
Accrued interest receivable	689	243
Accrued expenses and accounts payable	(2,599)	(2,958)
Deferred rental income and other liabilities	(429)	1,046
Due to affiliates	1,338	(641)
Net cash provided by operating activities	32,471	31,751
Cash flows from investing activities:
Investment in unconsolidated entities	(24,375)	(13,998)
Return of investment in unconsolidated entities	47,453	3,893
Investment in liquid corporate senior loans	—	(1,253)
Investment in real estate assets and capital expenditures	(3,590)	(5,624)
Net proceeds from deeds-in-lieu of foreclosure	—	1,655
Investment in corporate senior loans	(37,393)	(32,596)
Origination and funding of first mortgage loans	(66,758)	(92,602)
Origination and exit fees received on first mortgage loans	1,251	1,644
Principal payments received on loans held-for-investment	483,840	54,326
Principal payments received on real estate-related securities	513	1,848
Proceeds from the repayment on the CLO subordinated note	1,092	2,342
Net proceeds from sale of real estate-related securities	—	43,616
Net proceeds from disposition of real estate assets and condominium developments	18,554	29,211
Net proceeds from sale of liquid corporate senior loans	—	2,943
Payment of loan escrow deposits	(27,309)	—
Net cash provided by (used in) investing activities	393,278	(4,595)

CIM REAL ESTATE FINANCE TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands) (Unaudited) — Continued

	Three Months Ended March 31,
	2026	2025
Cash flows from financing activities:
Redemptions of common stock	$(8,227)	$(11,236)
Distributions to stockholders	(29,770)	(32,519)
Proceeds from borrowings	33,510	90,751
Repayments of borrowings	(401,056)	(116,671)
Contributions from non-controlling interests	46	200
Deferred financing costs paid	(3,484)	(524)
Net cash used in financing activities	(408,981)	(69,999)
Net increase (decrease) in cash and cash equivalents and restricted cash	16,768	(42,843)
Cash and cash equivalents and restricted cash, beginning of period	189,272	185,210
Cash and cash equivalents and restricted cash, end of period	$206,040	$142,367
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$183,617	$139,308
Restricted cash	22,423	3,059
Total cash and cash equivalents and restricted cash	$206,040	$142,367
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Distributions declared and unpaid	$14,784	$12,569
Accrued capital expenditures	$155	$1,556
Real estate acquired via deed-in-lieu of foreclosure	$—	$151,043
Assumption of other assets and liabilities related to real estate acquired via deed-in-lieu of foreclosure	$—	$(3,260)
Transfers of loans held-for-investment to real estate acquired via deed-in-lieu of foreclosure	$—	$(149,438)
Common stock issued through distribution reinvestment plan	$7,319	$8,621
Change in fair value of real estate-related securities	$(4,809)	$659

Supplemental Cash Flow Disclosures:
Interest paid	$36,086	$42,993
Cash paid for taxes	$114	$177

The accompanying notes are an integral part of these condensed consolidated financial statements.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited)
NOTE 1 — ORGANIZATION AND BUSINESS
CIM Real Estate Finance Trust, Inc. (the “Company”) is a non-exchange traded real estate investment trust (“REIT”) formed as a Maryland corporation on July 27, 2010, that elected to be taxed, and operates its business to qualify, as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2012. The Company seeks to attain attractive risk-adjusted returns and create long term value for its investors by investing in a diversified portfolio of senior secured mortgage loans, creditworthy long-term net-leased property investments and other senior loan and liquid credit investments. As of March 31, 2026, the Company’s loan portfolio consisted of 77 loans with a net book value of $3.1 billion, and investments in real estate-related securities and other of $167.6 million. The Company conducts its commercial real estate lending business through CIM Commercial Lending REIT (“CLR”), a Maryland statutory trust and subsidiary of the Company which the Company expects to be taxed as a REIT for U.S. federal income tax purposes. As of March 31, 2026, CLR holds a diversified portfolio of approximately $1.5 billion which includes first mortgage loans with a net book value of $1.3 billion, commercial mortgage-backed securities (“CMBS”) with an estimated fair value of $63.5 million, and an investment in the Unconsolidated Joint Venture (as defined in Note 2 — Summary of Significant Accounting Policies) with a carrying value of $115.5 million. As of March 31, 2026, the Company owned 199 commercial real estate properties, comprising approximately 6.6 million rentable square feet of commercial space located in 36 states. As of March 31, 2026, the rentable square feet at these properties was 95.8% leased, including month-to-month agreements, if any. As of March 31, 2026, the Company owned condominium developments with a net book value of $12.0 million.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited) – (Continued)

Distributions are reinvested in shares of the Company’s common stock for participants in the DRIP at the estimated per share NAV as determined by the Board. Additionally, the estimated per share NAV as determined by the Board serves as the per share NAV for purposes of the share redemption program. As of March 31, 2026, the most recent estimated per share NAV of the Company’s common stock was $5.14, which was established by the Board on March 19, 2026 using a valuation date of December 31, 2025. Commencing on March 27, 2026, distributions are reinvested in shares of the Company’s common stock under the DRIP at a price of $5.14 per share and $5.14 per share serves as the most recent estimated per share NAV for purposes of the share redemption program. The Company’s estimated per share NAVs are not audited or reviewed by its independent registered public accounting firm.
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
Principles of Consolidation and Basis of Presentation
The condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC regarding interim financial reporting, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2025, and related notes thereto, set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The condensed consolidated financial statements should also be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.
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
As of March 31, 2026, CLR is a VIE that is consolidated by the Company as the primary beneficiary, as the Company has the ability to direct the activities of CLR and the obligation to absorb CLR’s losses through its guarantee of CLR’s indebtedness, which is significant to CLR. The non-controlling interest on the condensed consolidated balance sheets represents the equity interests in CLR owned by outside investors. As of March 31, 2026, CLR’s loan portfolio consisted of senior secured mortgage loans with a net book value of $1.3 billion and investments in real estate-related securities of $63.5 million. In addition, as of March 31, 2026, the carrying value of CLR’s investment in CIM NP JV Holdings, LLC (“NP JV Holdings”) was $115.5 million. CLR had $1.0 billion of debt outstanding, as of March 31, 2026.
The Company is invested in a collateralized loan obligation (“CLO”), in which the Company subsequently invested $27.6 million in a subordinated note (the “CLO subordinated note”). The CLO is a VIE, given the insufficient equity at risk, evidenced by the tranched capital structure and multiple series of debt instruments issued. However, the Company, through its investment in the CLO subordinated note, lacks the ability to direct the activities that most significantly affect the entity’s economic performance. Additionally, the collateral manager, which does direct the activities that most significantly affect the entity’s economic performance, was deemed to not be under common control with the Company. As such, the Company was determined to not be the primary beneficiary and the CLO is not consolidated on the Company’s financial statements. As of

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited) – (Continued)

March 31, 2026, the fair value of the CLO subordinated note is $17.3 million and is included in real estate-related securities and other on the Company’s condensed consolidated balance sheets.
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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, lease concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; significant increases to budgeted costs for units under development; and a reduction in prevailing market values for assets being considered for disposition. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. The Company’s impairment assessment as of March 31, 2026 was based on the most current information available to the Company, including expected holding periods. If the Company’s expected holding periods for assets change, subsequent tests for impairment could result in additional impairment charges in the future. The assumptions and uncertainties utilized in the evaluation of the impairment of real estate assets are discussed in detail in Note 3 — Fair Value Measurements. See also Note 4 — Real Estate Assets for further discussion regarding real estate investment activity.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited) – (Continued)

Dispositions of Real Estate Assets
Gains and losses from dispositions are recognized once the various criteria relating to the terms of sale and any subsequent involvement by the Company with the asset sold are met. A discontinued operation includes only the disposal of a component of an entity and represents a strategic shift that has (or will have) a major effect on an entity’s financial results. Given the Company’s current asset portfolio and strategy, the Company’s dispositions during the three months ended March 31, 2026 and 2025 did not qualify for discontinued operations presentation and thus, the results of the properties and condominiums that were sold will not be reported as discontinued operations, and any associated gains or losses from the dispositions are included in gain on disposition of real estate and condominium developments, net. See Note 4 — Real Estate Assets for a discussion of the disposition of individual properties and condominiums during the three months ended March 31, 2026 and 2025.
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
Investment in Unconsolidated Entities
The Company is engaged in an unconsolidated joint venture arrangement through NP JV Holdings (the “Unconsolidated Joint Venture”), of which it owns, indirectly through CMFT MT JV Holdings, LLC and CLR NP Holdings, LLC, a subsidiary of CLR, approximately 50% of the outstanding equity. Through the Unconsolidated Joint Venture, which holds approximately 91% of the membership interest in NewPoint JV, LLC (the “NewPoint JV”) pursuant to the terms of the Operating Agreement entered into between the Unconsolidated Joint Venture and NewPoint Bridge Lending, LLC, the Company indirectly owns approximately 46% of the outstanding equity of the NewPoint JV on a fully diluted basis. The Company accounts for its investment under the equity method. The equity method of accounting requires the investment to be initially recorded at cost, including transaction costs incurred to finalize the investment, and is subsequently adjusted for the Company’s share of equity in NP JV Holdings’ earnings and distributions, including unrealized gains and losses as a result of changes in fair value of the NewPoint JV. The Company records its share of NP JV Holdings’ profits or losses on a quarterly basis as an adjustment to the carrying value of the investment on the Company’s condensed consolidated balance sheets and such share is recognized as a profit or loss on the condensed consolidated statements of operations.
For more information, refer to Note 6 — Investment in Unconsolidated Entities.
Restricted Cash
The Company had $22.4 million and $4.6 million in restricted cash as of March 31, 2026 and December 31, 2025, respectively. Included in restricted cash was $1.8 million and $2.6 million held by lenders in lockbox accounts, as of March 31, 2026 and December 31, 2025, respectively. As part of certain of the Company’s debt agreements, rents from certain encumbered properties and interest income from certain first mortgage loans are deposited directly into a lockbox account, from which the monthly debt service payment is disbursed to the lender and the excess is disbursed to the Company. Also included in restricted cash was $20.6 million of construction reserves, amounts held by lenders in escrow accounts for real estate taxes and

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited) – (Continued)

other lender reserves for certain properties, in accordance with the associated lender’s loan agreement as of March 31, 2026 and December 31, 2025.
Real Estate-Related Securities and Other
Real estate-related securities and other consists primarily of the Company’s investments in CMBS, CLOs and equity securities. The Company determines the appropriate classification for real estate-related securities at the time of purchase and reevaluates such designation as of each balance sheet date.
As of March 31, 2026, the Company classified its investments in CMBS and CLO subordinated note as available-for-sale as the Company is not actively trading the securities; however, the Company may sell them prior to their maturity. These investments are carried at their estimated fair value with unrealized gains and losses reported in other comprehensive (loss) income. The amortized cost of the Company’s CMBS is adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. The amortized cost of the Company’s CLO subordinated note reflects accretion of interest income based on the effective yield method less any cash distributions received or entitled to be received. CLO subordinated note positions are entitled to recurring distributions, which are generally equal to the residual cash flows of payments received on underlying securities less contractual payments to debt holders and fund expenses.
The Company’s investments in equity securities of public and private companies are carried at their estimated fair values with unrealized gains and losses reported on the condensed consolidated statements of operations. Dividend income is included in other income, net on the condensed consolidated statements of operations, of which the Company recorded $821,000 and $1.2 million during the three months ended March 31, 2026 and March 31, 2025, respectively.
The Company monitors its CMBS and CLO subordinated note for changes in fair value. A loss is recognized when the Company determines that a decline in the estimated fair value of a security below its amortized cost has resulted from a credit loss or other factors, such as market conditions. Such losses that are credit related are recorded as a current expected credit loss in (decrease) increase in provision for credit losses on the Company’s condensed consolidated statements of operations. Subsequent cumulative adverse changes in expected cash flows on the Company’s CMBS and CLO subordinated note are recognized as an increase to current expected credit losses. However, the allowance is limited to the amount by which the CMBS and CLO subordinated note’s amortized cost exceeds its fair value. Favorable changes in expected cash flows are recognized as a decrease to current expected credit losses. For additional information regarding the Company’s process for estimating current expected credit losses for its real estate-related securities, see the Current Expected Credit Losses section below.
Interest earned is either received in cash or capitalized to real estate-related securities and other in the Company’s condensed consolidated balance sheets. Interest is capitalized when certain conditions are met as specified in each security agreement.
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
Current Expected Credit Losses
Current expected credit losses (“CECL”) required under the FASB, ASC Topic 326, Financial Instruments - Credit Losses (“ASC 326”), reflects the Company’s current estimate of potential credit losses related to the Company’s loans held-for-

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited) – (Continued)

investment, CMBS and CLO included in the condensed consolidated balance sheets. Changes to current expected credit losses are recognized through net income on the Company’s condensed consolidated statements of operations. While ASC 326 does not require any particular method for determining current expected credit losses, it does specify current expected credit losses should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, and reasonable and supportable forecasts for the duration of each respective loan. In addition, other than a few narrow exceptions, ASC 326 requires that all financial instruments subject to the credit loss model should have some amount of loss reserve to reflect the GAAP framework underlying the credit loss model that all loans, debt securities, and similar assets have some inherent risk of loss, regardless of credit quality, subordinate capital, or other mitigating factors.
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
March 31, 2026 (Unaudited) – (Continued)

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
March 31, 2026 (Unaudited) – (Continued)

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
March 31, 2026 (Unaudited) – (Continued)

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
In November 2024, the FASB issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. ASU 2024-03 is effective on either a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating whether the adoption of ASU 2024-03 will have a material impact on its consolidated financial statements and disclosures.
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
March 31, 2026 (Unaudited) – (Continued)

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
A breakout of the Company’s CMBS, CLO subordinated note, and equity securities’ levels of the fair value hierarchy as of March 31, 2026 and December 31, 2025 can be found in the tables under Items Measured at Fair Value on a Recurring Basis below.
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
In accordance with the fair value hierarchy described above, the following table details the net book value and fair value of the financial instruments described above as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026		December 31, 2025
	Net Book Value	Fair Value	Net Book Value	Fair Value	Level
Financial assets:
First mortgage loans	$2,672,202	$2,709,416	$3,074,451	$3,131,673	3
Liquid corporate senior loans	22,732	18,860	22,664	19,294	(1)
Corporate senior loans	393,427	398,473	357,474	361,845	3
Total financial assets	$3,088,361	$3,126,749	$3,454,589	$3,512,812

Financial liabilities:
Repurchase facilities, notes payable and credit facilities	$2,734,649	$2,684,233	$3,102,195	$3,052,010	2
Total financial liabilities	$2,734,649	$2,684,233	$3,102,195	$3,052,010
____________________________________
(1)As of March 31, 2026, $15.3 million and $3.6 million of the Company’s liquid corporate senior loans were classified in Level 2 and Level 3 of the fair value hierarchy, respectively. As of December 31, 2025, $15.6 million and $3.7 million of the Company’s liquid corporate senior loans were classified in Level 2 and Level 3 of the fair value hierarchy, respectively.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited) – (Continued)

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
Items Measured at Fair Value on a Recurring Basis
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets that are required to be measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 (in thousands):

	Balance as of March 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
CMBS	$109,039	$—	$63,472	$45,567
CLO subordinated note	17,337	—	—	17,337
Equity securities	41,206	40,449	—	757
Total financial assets	$167,582	$40,449	$63,472	$63,661

	Balance as of December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
CMBS	$111,762	$—	$64,222	$47,540
CLO subordinated note	19,555	—	—	19,555
Equity securities	37,889	37,165	—	724
Total financial assets	$169,206	$37,165	$64,222	$67,819

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited) – (Continued)

The following are reconciliations of the changes in financial assets with Level 3 inputs in the fair value hierarchy for the three months ended March 31, 2026 (in thousands):

Level 3
Beginning Balance, January 1, 2026	$67,819
Total gains and losses:
Unrealized loss included in other comprehensive (loss) income	(2,389)
Current expected credit losses	(195)
Unrealized loss on CLO subordinated note	(2,136)
Purchases and payments received:
Proceeds from the repayment on the CLO subordinated note	(1,092)
Accreted interest income	1,012
Discounts, net	316
Capitalized interest income	326
Ending Balance, March 31, 2026	$63,661
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
Properties acquired through deeds-in-lieu of foreclosure are recognized at fair value and included in total real estate assets, net on the Company’s condensed consolidated balance sheets upon foreclosure in accordance with the asset acquisition provisions of ASC 805. The Company is required to disclose real estate owned, a nonfinancial asset, at fair value on a non-recurring basis, in accordance with ASC 820, Fair Value Measurement and Disclosures (“ASC 820”). Under ASC 820, the Company may utilize the income, market or cost approach (or combination thereof) to determine the fair value of real estate owned. During the three months ended March 31, 2025, the Company took control of the assets securing two of its risk-rated 5 first mortgage loans, which are comprised of two office buildings, through deeds-in-lieu of foreclosure. The company utilized independent appraisals to assist in the determination of the fair value of the net real estate assets. The Company considered a variety of inputs including cash flow estimates, market data and comparable sales, as applicable. For the two properties, the independent appraisals utilized significant unobservable inputs, including discount rates of 10.8% and 10.0%, respectively, and capitalization rates of 9.0% and 8.5%, respectively. At the time of acquisition, the Company determined the aggregate fair value of the net real estate assets to be $151.0 million.
As of March 31, 2026, the Company had an aggregate $244.9 million asset-specific credit loss reserve on funded and unfunded commitments related to six of the Company’s first mortgage loans with an aggregate carrying value of $860.3 million. The asset-specific credit loss reserve was recorded based on the Company’s estimation of the fair value of the first mortgage loans’ aggregate underlying collateral, and reflects adjustments for estimated costs to sell, as well as the timing and manner in which the collateral is expected to be monetized as of March 31, 2026. These loans are therefore measured at fair value on a nonrecurring basis using significant unobservable inputs, and are classified as Level 3 assets in the fair value hierarchy. The Company considered a variety of inputs in estimating the collateral fair value including property performance, market data and comparable sales, as applicable. The significant unobservable inputs used include the terminal capitalization rate, which ranged from 8.3% to 9.5%, and the discount rate, which ranged from 9.5% to 11.5%. For additional information regarding the first mortgage loans, refer to Note 8 — Loans Held-For-Investment.
As discussed in Note 4 — Real Estate Assets, during the three months ended March 31, 2026, no properties were deemed to be impaired. During the three months ended March 31, 2025, one property was deemed to be impaired due to a sales price or a revised cash flow estimate that was less than its respective carrying value, and its carrying value was reduced to an estimated fair value of $15.0 million, resulting in impairment charges of $7.0 million. Additionally, during the three months ended March 31, 2026 and 2025, no condominium units were deemed to be impaired. The Company estimates fair values using Level 3 inputs and a combined income and market approach, specifically using discounted cash flow analysis and recent comparable sales transactions. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgment and to make certain key assumptions, including, but not limited to, the following: (1) terminal capitalization rates; (2) discount rates; (3) the number of years the property will be held; (4) property operating expenses; and

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited) – (Continued)

(5) re-leasing assumptions, including the number of months to re-lease, market rental income and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and the future performance and sustainability of the Company’s tenants. The Company determined that the selling prices used to determine the fair values were Level 2 inputs.
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
NOTE 4 — REAL ESTATE ASSETS
Property Acquisitions
During the three months ended March 31, 2026, the Company did not acquire any properties. During the three months ended March 31, 2025, the Company took control of the assets securing two of its risk-rated 5 first mortgage loans, which are comprised of two office buildings, through deeds-in-lieu of foreclosure, with an aggregate fair value at the time of acquisition of $151.0 million, (together, the “2025 Property Acquisitions”).
The following table summarizes the purchase price allocation for the 2025 Property Acquisitions (in thousands):

2025 Property Acquisitions
Land	$69,189
Buildings, fixtures and improvements	46,544
Acquired in-place leases and other intangibles (1)	20,131
Acquired above-market leases (1)	15,294
Acquired below-market leases (2)	(115)
Total purchase price	$151,043
____________________________________
(1) The amortization period for acquired in-place leases and other intangibles and above-market leases is 5.5 years.
(2) The amortization period for acquired below-market leases is 5.7 years
Condominium Development Project
During the three months ended March 31, 2026 and 2025, the Company capitalized $58,000 and $3.9 million, respectively, of expenditures associated with the development of condominiums acquired via foreclosure, which is included in condominium

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited) – (Continued)

developments in the accompanying condensed consolidated balance sheets. No capitalized interest expense was included in the capitalized expenditures during the three months ended March 31, 2026 or 2025.
Condominium Dispositions
During the three months ended March 31, 2026, the Company did not dispose of any condominium units.
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
Property Dispositions and Real Estate Assets Held for Sale
During the three months ended March 31, 2026, the Company disposed of three retail properties for an aggregate gross sales price of $20.1 million, resulting in proceeds of $18.6 million after closing costs and a gain of $5.7 million. The gain on sale of real estate is included in gain on disposition of real estate and condominium developments, net in the condensed consolidated statements of operations. During the three months ended March 31, 2025, the Company disposed of three retail properties for an aggregate gross sales price of $13.0 million, resulting in proceeds of $12.3 million after closing costs and a gain of $418,000. The Company has no continuing involvement with the 2026 or 2025 dispositions that would preclude sale treatment with these properties.
As of March 31, 2026, the Company identified two properties with an aggregate net book value of $5.1 million as held for sale. Subsequent to March 31, 2026, the Company disposed of these properties for $6.0 million, as further discussed in Note 16 — Subsequent Events.
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
No properties or condominium units were deemed to be impaired during the three months ended March 31, 2026.
During the three months ended March 31, 2025, one property totaling approximately 136,000 square feet with a carrying value of $22.0 million was deemed to be impaired and its carrying value was reduced to an estimated fair value of $15.0 million, resulting in impairment charges of $7.0 million, which was recorded in the condensed consolidated statements of operations. Additionally, during the three months ended March 31, 2025, no condominium units were deemed to be impaired.
See Note 3 — Fair Value Measurements for a further discussion regarding these impairment charges during the three months ended March 31, 2026 and 2025.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited) – (Continued)

NOTE 5 — INTANGIBLE LEASE ASSETS AND LIABILITIES
Intangible lease assets and liabilities consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands, except weighted average life remaining):

	March 31, 2026	December 31, 2025
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $61,255 and $59,881, respectively (with a weighted average life remaining of 11.5 years and 11.6 years, respectively)
	$90,662	$93,674
Acquired above-market leases, net of accumulated amortization of $5,819 and $5,332, respectively (with a weighted average life remaining of 7.9 years and 7.9 years, respectively)
	9,343	10,014
Total intangible lease assets, net	$100,005	$103,688
Intangible lease liabilities:
Acquired below-market leases, net of accumulated amortization of $7,052 and $7,078, respectively (with a weighted average life remaining of 12.4 years and 12.5 years, respectively)
	$13,745	$14,293
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
The following table summarizes the amortization related to the intangible lease assets and liabilities for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
In-place lease and other intangible amortization	$2,711	$2,876
Above-market lease amortization	$530	$513
Below-market lease amortization	$326	$269
As of March 31, 2026, the estimated amortization relating to the intangible lease assets and liabilities is as follows (in thousands):

	Amortization
	In-Place Leases and Other Intangibles	Above-Market Leases	Below-Market Leases
Remainder of 2026	$7,754	$1,563	$965
2027	10,149	2,050	1,287
2028	9,151	1,729	1,287
2029	8,397	1,208	1,287
2030	7,962	1,037	1,278
Thereafter	47,249	1,756	7,641
Total	$90,662	$9,343	$13,745
NOTE 6 — INVESTMENT IN UNCONSOLIDATED ENTITIES
During the year ended December 31, 2021, the Company entered into the Unconsolidated Joint Venture, of which the Company currently owns as of March 31, 2026, indirectly through CMFT MT JV Holdings, LLC and CLR NP Holdings, LLC, a subsidiary of CLR, approximately 50% of the outstanding equity. The Unconsolidated Joint Venture holds approximately 91% of the membership interest in the NewPoint JV. Through the Unconsolidated Joint Venture, the Company holds an approximate 46% interest in the NewPoint JV and accounts for its investment under the equity method. The primary purpose of the NewPoint JV is to source, underwrite, close and service on an ongoing basis multifamily bridge loans, participation interests, and other debt instruments such as loans. As of March 31, 2026 and December 31, 2025, the carrying value of the

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited) – (Continued)

Company’s investment in NP JV Holdings was $125.1 million and $149.2 million, respectively, which approximates fair value and is included in investment in unconsolidated entities on the condensed consolidated balance sheets. The Company recorded a loss totaling $971,000 and a gain totaling $1.0 million, which represented its share of NP JV Holdings’ loss and gain, during the three months ended March 31, 2026 and 2025, respectively, in the condensed consolidated statements of operations. During the three months ended March 31, 2026, the Company contributed an additional $24.4 million in NP JV Holdings. The Company also received $47.5 million in distributions during the three months ended March 31, 2026, $45.4 million of which can be called back by NewPoint JV through NP JV Holdings as a capital call on a future date. Furthermore, the $47.5 million in distributions received during the three months ended March 31, 2026 was recognized as a return of investment and reduced the invested capital and the carrying amount. As of March 31, 2026, the Company had $81.3 million of unfunded commitments related to NewPoint JV. These commitments are not reflected in the accompanying condensed consolidated balance sheets.
The Company provided a limited guaranty to NewPoint JV, under which the Company agreed to guarantee the Unconsolidated Joint Venture’s cross indemnity and its share of capital contribution obligations under the agreement with NewPoint JV.
The following tables provide summarized financial information of the Unconsolidated Joint Venture for the periods set forth below (in thousands):

	March 31, 2026	December 31, 2025
Assets:
Real estate investments - at fair value	$91,300	$96,109
Loans held-for-investment - at fair value, net of deferred fees	$423,587	$813,069
Total assets	$534,421	$932,250

Liabilities and equity:
Repurchase facilities and securitized debt, net of deferred fees	$257,209	$604,347
Total liabilities	$260,365	$609,645
Total equity	$274,056	$322,605

	Three Months Ended March 31,
	2026	2025
Total revenues	$12,115	$22,741
Total expenses	8,611	15,602
Net realized and unrealized loss	(5,562)	(4,882)
Net (loss) income	$(2,058)	$2,257
NOTE 7 — REAL ESTATE-RELATED SECURITIES AND OTHER
As of March 31, 2026, the Company’s real estate-related securities and other had an aggregate estimated fair value of $167.6 million, which included nine CMBS investments, one CLO subordinated note and four equity securities. The CMBS investments have initial maturity dates ranging from November 2026 through June 2058 and have interest rates ranging from 0.2% to 7.9% as of March 31, 2026, with one CMBS earning a zero coupon rate. As of March 31, 2026, two tranches of a CMBS position held by the Company did not mature as anticipated in July 2025 and were therefore in maturity default. As of March 31, 2026, the CLO subordinated note has an initial maturity date of July 2037 and an estimated effective yield of 15.6%. The following is a summary of the Company’s real estate-related securities and other as of March 31, 2026 (in thousands):

	Real Estate-Related Securities and Other
		Gross Unrealized
	Amortized Cost Basis	Gains	Losses	CECL	Fair Value
CMBS	$305,754	$75	$(14,491)	$(182,299)	$109,039
CLO subordinated note	27,139	—	(9,802)	—	17,337
Equity securities	58,447	—	(17,241)	—	41,206
Total real estate-related securities and other	$391,340	$75	$(41,534)	$(182,299)	$167,582

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited) – (Continued)

The following table provides the activity for the real estate-related securities and other during the three months ended March 31, 2026 (in thousands):

	Amortized Cost Basis	Unrealized (Loss) Gain	CECL	Fair Value
Real estate-related securities and other as of January 1, 2026	$391,277	$(39,967)	$(182,104)	$169,206
Accretion of discount on real estate-related securities	330	—	—	330
Accretion of interest income on CLO subordinated note	1,012	—	—	1,012
Capitalized interest income on real estate-related securities	326	—	—	326
Principal payments received on real estate-related securities	(513)	—	—	(513)
Proceeds from the repayment on the CLO subordinated note	(1,092)	—	—	(1,092)
Unrealized loss on real estate-related securities and other, net	—	(1,492)	—	(1,492)
Provision for credit losses	—	—	(195)	(195)
Real estate-related securities and other as of March 31, 2026	$391,340	$(41,459)	$(182,299)	$167,582
During the three months ended March 31, 2026, the Company sold no CMBS. Unrealized gains and losses on CMBS and the CLO subordinated note are recorded in other comprehensive (loss) income, with a portion of the amount subsequently reclassified into other income, net in the accompanying condensed consolidated statements of operations as securities are sold and gains and losses are recognized. During the three months ended March 31, 2026, the Company recorded $1.5 million of net unrealized loss on its real estate-related securities and other, comprised of a $2.7 million unrealized loss on CMBS and a $2.1 million unrealized loss on the CLO subordinated note, which are included in other comprehensive (loss) income in the accompanying condensed consolidated statements of comprehensive income, and a $3.3 million unrealized gain on the Company’s equity securities, which is included in unrealized gain on equity securities in the accompanying condensed consolidated statements of operations.
During the three months ended March 31, 2025, the Company recorded $3.5 million of net unrealized gain on its real estate-related securities and other, comprised of a $982,000 unrealized gain on CMBS and a $733,000 unrealized loss on the CLO subordinated note, which are included in other comprehensive (loss) income in the accompanying condensed consolidated statements of comprehensive income and a $3.3 million unrealized gain on the Company’s equity securities, which is included in unrealized gain on equity securities in the accompanying condensed consolidated statements of operations.
The scheduled maturities of the Company’s CMBS and CLO subordinated note as of March 31, 2026 are as follows (in thousands):

	CMBS and CLO Subordinated Note (1)
	Amortized Cost	Estimated Fair Value
Due within one year	$43,335	$43,299
Due after one year through five years	20,105	20,173
Due after five years through ten years	15,327	11,452
Due after ten years	61,341	40,968
Total	$140,108	$115,892
____________________________________
(1) Excludes two tranches of a CMBS position held by the Company that were in maturity default as of March 31, 2026. The CMBS had an aggregate amortized cost and estimated fair value of $192.8 million and $10.5 million, respectively, as of March 31, 2026.
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
March 31, 2026 (Unaudited) – (Continued)

Current Expected Credit Losses – Real Estate-Related Securities
Current expected credit losses reflect the Company’s current estimate for potential credit losses related to real estate-related securities included in the Company’s condensed consolidated balance sheets. Current expected credit related losses are recorded in (decrease) increase in provision for credit losses on the Company’s condensed consolidated statements of operations. Refer to Note 2 — Summary of Significant Accounting Policies for further discussion of the Company’s current expected credit losses.
The following table presents the activity in the Company’s current expected credit losses related to its positions in two different tranches of a CMBS instrument for the three months ended March 31, 2026 and 2025 (in thousands):

CMBS
Current expected credit losses as of January 1, 2026	$182,104
Provision for credit losses	195
Current expected credit losses as of March 31, 2026	$182,299

CMBS
Current expected credit losses as of January 1, 2025	$110,062
Provision for credit losses	72,266
Current expected credit losses as of March 31, 2025	$182,328
During the year ended December 31, 2023, the loan collateralizing one of the Company’s CMBS positions went into payment default and was appraised by a special servicer, resulting in an appraisal reduction that reduced cash flows received from the respective CMBS position during the year ended December 31, 2023. During the year ended December 31, 2024, the CMBS was modified to provide for an extended maturity date of July 2025 plus a six-month extension option, and to reduce the interest rate to a fixed 0.019% per annum. Additionally, during the year ended December 31, 2024, the Company received notice of preliminary sales transaction activity in relation to the underlying collateral of this CMBS position, as well as an additional position in a separate tranche of this instrument, indicative of a bid below the carrying value of the investment. The Company considered various factors, including the factors noted above, in determining whether a credit loss existed. The present value of cash flows expected to be collected from the CMBS positions did not exceed their amortized cost basis. As such, the Company determined both tranches of the security the Company is invested in had incurred a credit loss. During the year ended December 31, 2025, the property collateralizing the CMBS positions was re-appraised by the special servicer resulting in a further reduction to the appraisal value. As a result, the Company concluded it is considered more likely than not that the Company will not be able to recover the amortized cost prior to disposal, resulting in a reclassification of unrealized losses previously determined to be driven by non-credit specific factors, as further discussed below. As of March 31, 2026, the CMBS was in maturity default as it was not repaid as anticipated during July 2025 and the extension option was not exercised.
As a result of the credit loss incurred, the Company recorded a $195,000 increase to the provision for credit losses on the condensed consolidated statements of operations during the three months ended March 31, 2026. During the three months ended March 31, 2025, the Company recorded a $1.2 million increase to the provision for credit losses and reclassified $71.0 million of unrealized loss previously recorded in other comprehensive (loss) income in the condensed consolidated statements of operations. As of March 31, 2026, the amortized cost basis of the CMBS positions identified as having incurred a credit loss was $192.8 million prior to any credit loss provisions. The Company will continue to monitor for changes in expected cash flows in order to continue to measure the credit loss.
As of March 31, 2026, the Company had four CMBS positions and one CLO subordinated note with aggregate fair values of $59.0 million and $17.3 million, respectively, with unrealized losses reflected in other comprehensive (loss) income in the accompanying condensed consolidated statements of comprehensive income. Upon evaluating these securities at the individual security level, the Company concluded that the unrealized losses included in other comprehensive (loss) income as of March 31, 2026 were noncredit-related and would be recovered from the securities’ estimated future cash flows. The Company considered various factors in reaching this conclusion, including that the Company did not intend to sell the securities, it was not considered more likely than not that the Company would be forced to sell the securities prior to recovering the amortized cost, and there were no material credit events that would have caused the Company to conclude that the amortized cost would not be recovered.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited) – (Continued)

NOTE 8 — LOANS HELD-FOR-INVESTMENT
The Company’s loans held-for-investment consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	As of March 31,	As of December 31,
	2026	2025
First mortgage loans	$2,951,719	$3,361,679
Total CRE loans held-for-investment and related receivables, net	2,951,719	3,361,679
Liquid corporate senior loans	26,880	26,909
Corporate senior loans	400,469	363,879
Loans held-for-investment and related receivables, net	$3,379,068	$3,752,467

Less: Current expected credit losses	$(290,707)	$(297,878)
Total loans held-for-investment and related receivables, net	$3,088,361	$3,454,589
The following table details overall statistics for the Company’s loans held-for-investment as of March 31, 2026 and December 31, 2025 (dollar amounts in thousands):

	CRE Loans (1) (2)		Liquid Corporate Senior Loans		Corporate Senior Loans
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Number of loans	30	35	8	8	39	35
Principal balance	$2,965,205	$3,377,417	$27,318	$27,386	$405,937	$368,341
Net book value	$2,672,202	$3,074,451	$22,732	$22,664	$393,427	$357,474
Weighted-average interest rate (3)	6.7%	7.0%	10.0%	10.0%	9.4%	9.5%
Weighted-average maximum years to maturity	2.4	2.5	2.8	3.0	3.0	3.0
Unfunded loan commitments (4)	$150,816	$165,818	$—	$—	$68,973	$51,464
____________________________________
(1)As of March 31, 2026, 89.8% of the Company’s CRE loans by principal balance earned a floating rate of interest primarily indexed to the Secured Overnight Financing Rate (“SOFR”).
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited) – (Continued)

Activity relating to the Company’s loans held-for-investment portfolio was as follows for the three months ended March 31, 2026 (in thousands):

	CRE Loans	Liquid Corporate Senior Loans	Corporate Senior Loans	Total Loan Portfolio
Balance, January 1, 2026	$3,074,451	$22,664	$357,474	$3,454,589
Loan originations, acquisitions and funding	66,758	—	38,991	105,749
Principal repayments received	(482,315)	(68)	(1,457)	(483,840)
Capitalized interest	3,345	—	62	3,407
Deferred fees and other items (1)	(1,251)	—	(1,598)	(2,849)
Accretion and amortization of fees and other items	3,503	39	592	4,134
Reversal of (provision for) credit losses (2)	7,711	97	(637)	7,171
Balance, March 31, 2026	$2,672,202	$22,732	$393,427	$3,088,361
____________________________________
(1)Other items primarily consist of purchase discounts or premiums and deferred origination expenses.
(2)Does not include current expected losses for unfunded or unsettled loan commitments. Such amounts are included in accrued expenses and accounts payable on the accompanying condensed consolidated balance sheets.
As of March 31, 2026, the Company’s CRE loans had the following characteristics based on carrying value (dollar amounts in thousands):

Collateral Property Type	As of March 31, 2026
Office	$1,761,637	59.7%
Multifamily	405,134	13.7%
Industrial	362,877	12.3%
Hospitality	336,280	11.4%
Mixed Use	85,791	2.9%
Self-Storage	—	—%
Total first mortgage loans	$2,951,719	100%
Less: current expected credit losses	(279,517)
Total first mortgage loans, net	$2,672,202

Geographic Location	As of March 31, 2026
South	$1,149,314	38.9%
West	880,537	29.8%
East	574,764	19.5%
Various	347,104	11.8%
Total first mortgage loans	$2,951,719	100%
Less: current expected credit losses	(279,517)
Total first mortgage loans, net	$2,672,202
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited) – (Continued)

The following table presents the activity in the Company’s current expected credit losses related to loans held-for-investment by loan type for the three months ended March 31, 2026 and 2025 (in thousands):

	First Mortgage Loans	Unfunded First Mortgage Loans (1)	Liquid Corporate Senior Loans	Unfunded or Unsettled Liquid Corporate Senior Loans (1)	Corporate Senior Loans	Unfunded Corporate Senior Loans (1)	Total
Current expected credit losses as of January 1, 2026	$287,228	$18,130	$4,245	$—	$6,405	$840	$316,848
(Reversal of) provision for credit losses	(7,711)	(550)	(97)	—	637	403	(7,318)
Charge-offs of CECL		—		—	—	—	—
Current expected credit losses as of March 31, 2026	$279,517	$17,580	$4,148	$—	$7,042	$1,243	$309,530

Current expected credit losses as of January 1, 2025	$381,825	$13,917	$5,814	$—	$4,497	$677	$406,730
(Reversal of) provision for credit losses	(11,922)	5,486	(2)	—	260	(63)	(6,241)
Charge-offs of CECL	(87,475)	—	(3,371)	—	—	—	(90,846)
Current expected credit losses as of March 31, 2025	$282,428	$19,403	$2,441	$—	$4,757	$614	$309,643
____________________________________
(1)Current expected losses for unfunded or unsettled loan commitments are included in accrued expenses and accounts payable on the condensed consolidated balance sheets.
Changes to current expected credit losses are recognized through net income (loss) on the Company’s condensed consolidated statements of operations.
During the three months ended March 31, 2026, the Company recorded a net decrease of $7.3 million in the current expected credit loss reserve against the loans held-for-investment portfolio, bringing the total current expected credit loss reserve on funded and unfunded commitments to $309.5 million. The current expected credit loss reserve reflects certain loans assessed for impairment as well as macroeconomic and current portfolio conditions.
As of March 31, 2026, the Company did not have any first mortgage loan investments on nonaccrual status. As of March 31, 2026, the Company’s asset-specific credit loss reserve totaled $248.5 million on funded and unfunded commitments, which related to the Company’s risk-rated 5 first mortgage loans and liquid corporate senior loans. The asset-specific credit loss reserve is recorded based on the Company’s estimation of the fair value of each loan’s underlying collateral, less costs to sell the underlying collateral where applicable, as of March 31, 2026.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited) – (Continued)

The Company’s primary credit quality indicator is its risk ratings, which are further discussed above. The following table presents the net book value of the Company’s loans held-for-investment portfolio as of March 31, 2026 by year of origination, loan type, and risk rating (dollar amounts in thousands):

		Amortized Cost of Loans Held-For-Investment by Year of Origination (1)
		As of March 31, 2026
	Number of Loans	2026	2025	2024	2023	2022	Prior	Total
First mortgage loans by internal risk rating:
1	—	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—	—
3	21	55,456	560,184	80,877	230,550	552,382	302,422	1,781,871
4	3	—	—	102,637	34,756	172,150	—	309,543
5	6	—	—	—	—	503,852	356,453	860,305
Total first mortgage loans	30	55,456	560,184	183,514	265,306	1,228,384	658,875	2,951,719
Liquid corporate senior loans by internal risk rating: (2)
1	—	—	—	—	—	—	—	—
2	—	—	—	—	—	—	—	—
3	3	—	—	1,867	1,711	13,518	—	17,096
4	2	—	—	—	—	—	3,798	3,798
5	3	—	—	4,299	—	—	1,687	5,986
Total liquid corporate senior loans	8	—	—	6,166	1,711	13,518	5,485	26,880
Corporate senior loans by internal risk rating:
1	—	—	—	—	—	—	—	—
2	—	—	—	—	—	—	—	—
3	36	34,712	129,270	95,411	72,811	30,469	—	362,673
4	3	—	—	—	11,685	26,111	—	37,796
5	—	—	—	—	—	—	—	—
Total corporate senior loans	39	34,712	129,270	95,411	84,496	56,580	—	400,469
Less: Current expected credit losses								(290,707)
Total loans held-for-investment and related receivables, net	77							$3,088,361
Weighted Average Risk Rating (3)								3.6
____________________________________
(1)Date loan was originated or acquired by the Company. Origination dates are subsequently updated to reflect material loan modifications.
(2)As of March 31, 2026, three of the Company’s liquid corporate senior loan investments were on nonaccrual status with an aggregate carrying value of $6.0 million, which represented less than 1.0% of the carrying value of the Company’s loans held-for-investment portfolio.
(3)Weighted average risk rating calculated based on carrying value at period end.
Loan Modifications
The Company may amend or modify a loan depending on the loan’s specific facts and circumstances, which are disclosable under ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”). Such modifications generally provide borrowers with additional time to refinance or sell the collateral property, interest payment adjustments, deferral of scheduled principal repayments, and/or adjustments or waivers of performance tests that are prerequisite to the extension of a loan maturity. Loan modifications that allow for the option to pay

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited) – (Continued)

interest in-kind (“PIK”) result in the interest being capitalized and added to the outstanding principal balance of the respective loan. During the three months ended March 31, 2026, the Company had no loan modifications that require disclosure pursuant to ASC 326.
NOTE 9 — REPURCHASE FACILITIES, NOTES PAYABLE AND CREDIT FACILITIES
As of March 31, 2026, the Company had $2.7 billion of debt outstanding, including net deferred financing costs, with a weighted average years to maturity of 1.9 years and a weighted average interest rate of 4.7%. The weighted average years to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date.
The following table summarizes the debt balances as of March 31, 2026 and December 31, 2025, and the debt activity for the three months ended March 31, 2026 (in thousands):

		During the Three Months Ended March 31, 2026
	Balance as of December 31, 2025	Debt Issuances & Assumptions (1)	Repayments & Modifications	Amortization	Balance as of March 31, 2026
Notes payable – variable rate debt	$378,775	$—	$(126,532)	$—	$252,243
ABS mortgage notes	758,520	—	—	—	758,520
Credit facilities	187,500	25,000	—	—	212,500
Repurchase facilities	1,777,400	8,510	(274,524)	—	1,511,386
Total debt	3,102,195	33,510	(401,056)	—	2,734,649
Deferred costs – variable rate debt	(679)	—	282	91	(306)
Deferred costs – ABS mortgage notes	(8,477)	—	—	531	(7,946)
Total debt, net	$3,093,039	$33,510	$(400,774)	$622	$2,726,397
____________________________________
(1)Includes deferred financing costs incurred during the period, if any.
For more information regarding the Company’s debt activity during the year ended December 31, 2025, see Note 10 - Repurchase Facilities, Notes Payable and Credit Facilities in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Notes Payable
As of March 31, 2026, the Company had $252.2 million of variable rate debt outstanding, the borrowings of which are financed through note on note financing arrangements with Massachusetts Mutual Life Insurance Company (“Mass Mutual” and such financing, the “Mass Mutual Financing”), Citibank, N.A. (“Citibank” and such financing, the “Citibank Financing”), and Barclays Bank PLC (“Barclays” and such financing, the “Barclays Financing”) to provide financing for the Company’s CRE mortgage loans (the “Note on Note Financing Arrangements”).
The following table is a summary of the Note on Note Financing Arrangements as of March 31, 2026 (dollar amounts in thousands):

Note on Note Financing Arrangement	Date of Agreement	Maturity Date	Remaining Extension Options (1)	Weighted Average Interest Rate	Loans Financed under Note on Note Financing	Amount Financed
Citibank (2)	6/16/2023	8/9/2026	1/1 yr.	5.0%	$83,948	$62,961
Barclays (2)	10/20/2023	8/9/2026	1/1 yr.	5.0%	148,852	111,639
Mass Mutual	3/16/2022	10/13/2027	N/A	6.0%	195,197	77,643
Total					$427,997	$252,243
____________________________________
(1)Represents the number of extension options remaining and the term of each option. Such extension options are subject to certain conditions as set forth within each respective note on note financing agreement.
(2)Note on Note Financing Arrangement is held through CLR.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited) – (Continued)

ABS Mortgage Notes
On July 28, 2021, the Company issued $774.0 million aggregate principal amount of asset backed securities (“ABS”) mortgage notes, Series 2021-1 (the “Class A Notes”) in six classes, as shown below:

Class of Notes	Initial Principal Balance	Principal Balance as of March 31, 2026	Note Rate	Anticipated Repayment Date	Rated Final Payment Date	Credit Rating (1)
A-1 (AAA)	$146,400,000	$140,208,000	2.09%	July 2028	July 2051	AAA (sf)
A-2 (AAA)	219,600,000	210,312,000	2.57%	July 2031	July 2051	AAA (sf)
A-3 (AA)	39,200,000	39,200,000	2.51%	July 2028	July 2051	AA (sf)
A-4 (AA)	58,800,000	58,800,000	3.04%	July 2031	July 2051	AA (sf)
A-5 (A)	124,000,000	124,000,000	2.91%	July 2028	July 2051	A (sf)
A-6 (A)	186,000,000	186,000,000	3.44%	July 2031	July 2051	A (sf)
	$774,000,000	$758,520,000
____________________________________
(1)Reflects credit rating from Standard & Poor’s Financial Services LLC (“Standard & Poor’s”).
The collateral pool for the Class A Notes is comprised of 169 of the Company’s double- and triple-net leased single tenant properties, together with the related leases and certain other rights and interests. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the Class A Notes was $984.6 million. As of March 31, 2026, amounts outstanding on the Class A Notes totaled $758.5 million with a weighted average interest rate of 2.8%. The Company may prepay the Class A Notes in full on or after the payment date beginning in July 2026 for the Class A-1 (AAA) Notes, the Class A-3 (AA) Notes and the Class A-5 (A) Notes, and on or after the payment date in July 2028 for the Class A-2 (AAA) Notes, the Class A-4 (AA) Notes and the Class A-6 (A) Notes.
Credit Facilities
As of March 31, 2026, CMFT CL Lending Sub AB, LLC (the “Borrower”), an indirect wholly owned subsidiary of the Company, had a revolving loan and security agreement (the “Second Amended Loan and Security Agreement”) with each of the lenders from time to time party thereto (the “Lenders”), Ally Bank as administrative agent and arranger (“Ally Bank”), and U.S. Bank Trust Company, National Association, as the collateral custodian, which provides for borrowings in an aggregate principal amount up to $300.0 million (the “Loan Facility”), which may be increased during the revolving period (as defined below) to an aggregate principal amount up to $500.0 million as agreed to by the Borrower, any applicable Lender and Ally Bank.
Borrowings under the Second Amended Loan and Security Agreement will bear interest equal to SOFR for the relevant interest period, plus an applicable rate. The applicable rate is 2.10% per annum (and an additional 2.00% per annum following an event of default under the Second Amended Loan and Security Agreement). The revolving period began on February 10, 2023, and concludes on the day preceding the earlier to occur of (i) the scheduled revolving period end date of February 6, 2029, (ii) the date of the declaration of the revolving period end date upon the occurrence and continuation of an event of default, and (iii) the termination date. The termination date is the earlier to occur of (i) February 6, 2031 (two years after the revolving period end date) and (ii) the date of the declaration of the termination date or the date of the automatic occurrence of the termination date upon the occurrence and continuation of an event of default. As of March 31, 2026, the amounts borrowed and outstanding under the Loan Facility totaled $200.0 million at a weighted average interest rate of 5.8%.
CMFT Corporate Credit Securities, LLC, an indirect wholly-owned, bankruptcy-remote subsidiary of the Company, has a revolving credit and security agreement (the “Fourth Amended Credit and Security Agreement”) with the lenders from time to time parties thereto, Citibank, as administrative agent, CMFT Securities, as equityholder and as collateral manager, Citibank (acting through its Agency & Trust division), as both a collateral agent and as a collateral custodian, and Virtus Group, LP, as collateral administrator. The Fourth Amended Credit and Security Agreement provides for available borrowings under the revolving credit facility up to an aggregate principal amount of $18.0 million (the “Credit Securities Revolver”). The Credit Securities Revolver may be increased from time to time pursuant to the Fourth Amended Credit and Security Agreement. As of March 31, 2026, the amounts borrowed and outstanding under the Credit Securities Revolver totaled $12.5 million at a weighted average interest rate of 6.4%.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited) – (Continued)

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
The Company believes it was in compliance with the financial covenants under the Company’s various fixed and variable rate debt agreements, as of March 31, 2026.
Repurchase Facilities
As of March 31, 2026, indirectly owned subsidiaries of the Company (individually, a “Lending Sub”, and collectively, the “Lending Subs”), had Master Repurchase Agreements with Citibank, Barclays, Wells Fargo Bank, N.A. (“Wells Fargo”), Deutsche Bank AG (“Deutsche Bank”), and J.P. Morgan Securities LLC (“J.P. Morgan”) (collectively, the “Repurchase Agreements”) to provide financing primarily through each bank’s purchase of the Company’s CRE mortgage loans and CMBS and future funding advances each, a “Repurchase Facility,” and collectively, (the “Repurchase Facilities”).
The following table is a summary of the Repurchase Facilities as of March 31, 2026 (dollar amounts in thousands):

Repurchase Facility	Date of Agreement	Maturity Date	Remaining Extension Options (1)	Maximum Facility Size		Weighted Average Interest Rate		Loans Financed under Repurchase Facility (2)	Amount Financed
Citibank	6/4/2020	3/5/2027	2/1 yr.	$26,537		6.2%	(3)	$85,574	$26,537
Citibank (4)	12/19/2023	12/19/2026	2/1 yr.	600,790		5.4%	(3)	518,463	397,906
Barclays	9/21/2020	9/22/2026	1/1 yr.	558,947		5.5%	(3)	728,669	359,417
Barclays (4)	12/4/2023	12/4/2026	2/1 yr.	691,053		5.5%	(3)	119,056	89,528
Wells Fargo	5/20/2021	8/30/2026	1/1 yr.	277,516		5.3%	(3)	459,976	277,517
Wells Fargo(4)	8/15/2025	8/15/2027	3/1 yr.	500,000		5.4%	(3)	285,250	216,050
Deutsche Bank (4)	10/8/2021	10/8/2026	1/1 yr.	300,000		6.3%	(3)	170,936	99,913
J.P. Morgan (4)	6/1/2022	(5)	(5)	—	(5)	4.9%	(6)	63,464	44,518
Total				$2,954,843				$2,431,388	$1,511,386
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
(5)Facilities under the J.P. Morgan Repurchase Facility carry a rolling term which is reset monthly. Such facilities carry no maximum facility size.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited) – (Continued)

(6)Under the Master Repurchase Agreement with J.P. Morgan, advances under the repurchase agreement may be made based on one-month Term SOFR plus a spread designated by J.P. Morgan, which as of March 31, 2026, ranges from 1.05% to 1.35%.
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
The Company believes it was in compliance with the financial covenants under the Repurchase Agreements as of March 31, 2026.
Maturities
Liquidity and Financial Condition — The Company has $1.5 billion of debt maturing within the next 12 months following the date these financial statements are issued. The Company is in active communication with its lenders to exercise the extension options under its Repurchase Facilities and notes payable that are maturing within the next 12 months, which management believes is probable given its history of meeting all compliance metrics with these Repurchase Facilities. The Company also has the ability to enter into new financing arrangements or refinance existing arrangements to meet its obligations as they become due, which management believes is probable based on the current loan-to-value ratios and assessment of the current lending environment.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited) – (Continued)

The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt subsequent to March 31, 2026 (in thousands):

Principal Repayments
Remainder of 2026	$1,455,899
2027	320,230
2028	303,408
2029	—
2030	—
Thereafter	655,112
Total	$2,734,649
NOTE 10 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation and claims. The Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or of which the Company’s properties are the subject.
Unfunded Commitments
As of March 31, 2026, the Company had $219.8 million of unfunded loan commitments related to its existing CRE loans held-for-investment and corporate senior loans, and $81.3 million of unfunded commitments related to NewPoint JV. These commitments are not reflected in the accompanying condensed consolidated balance sheets. Current expected credit losses for unfunded or unsettled loan commitments are included in accrued expenses and accounts payable on the accompanying condensed consolidated balance sheets.
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
March 31, 2026 (Unaudited) – (Continued)

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
CMFT Management is entitled to receive incentive compensation, payable with respect to each quarter, which is generally equal to the excess of (a) the product of (i) 20% and (ii) the excess of (A) Core Earnings (as defined in the Management Agreement) of the Company for the previous 12-month period, over (B) the product of (1) the Company’s Consolidated Equity (as defined in the Management Agreement) in the previous 12-month period, and (2) 7% per annum, over (b) the sum of any incentive compensation paid to CMFT Management with respect to the first three calendar quarters of such previous 12-month period (or such lesser number of completed calendar quarters preceding the applicable period, if applicable). During the three months ended March 31, 2026 and 2025, no incentive compensation fees were incurred.
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
March 31, 2026 (Unaudited) – (Continued)

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
The Company and CMFT Management have entered into an agreement (the “Offset Agreement”) whereby, (i) for so long as CMFT Management is the external manager of the Company and an affiliate of CIM Group, the Company’s management fee payable to CMFT Management will be reduced by the Company’s proportional share, based on its ownership of CLR, of the base management fee and performance fee payable to CMFT Management by CLR, and (ii) if the Management Agreement and either or both of the CLR Advisory Agreements are simultaneously terminated without cause, the termination fee payable by the Company to CMFT Management or the Investment Advisor, as applicable, under the applicable CLR Advisory Agreement shall be reduced by the Company’s proportional share, based on its ownership of CLR, of the termination fee payable to CMFT Management or the Investment Advisor by CLR under the applicable CLR Advisory Agreement, such that, in each case, the Company will not pay more fees than would otherwise be payable under its Management Agreement or Investment Advisory and Management Agreement, as applicable. The Offset Agreement also provides that CMFT Management will reimburse to the Company 50% of the organization and offering expenses paid by the Company for CLR, which reimbursement may be paid as a reduction in the management fee payable to CMFT Management under the Management Agreement. Organization and offering expenses is defined in the CLR Management Agreement as any and all costs and expenses incurred by or on behalf of CLR in connection with the formation of CLR and the marketing and distribution of its common shares of beneficial interest. During the three months ended March 31, 2026 and 2025, the Company did not receive any reimbursements from CMFT Management for organization and offering expenses paid by the Company for CLR.
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
March 31, 2026 (Unaudited) – (Continued)

The Company recorded fees and expense reimbursements as shown in the table below for services provided by CMFT Management or its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Management fees	$11,628	$11,723
Expense reimbursements to related parties	$3,065	$3,003
Due to Affiliates
Of the amounts shown above, $14.0 million and $13.0 million had been incurred, but not yet paid, for services provided by CMFT Management or its affiliates in connection with the management and operating activities during the three months ended March 31, 2026 and 2025, respectively, and such amounts were recorded as liabilities of the Company as of such dates.
The following table details the components of due to affiliates (in thousands):

	March 31, 2026	December 31, 2025
Accrued management fees	$12,965	$11,703
Accrued expense reimbursement to related parties	1,023	947
Total due to affiliates	$13,988	$12,650
Development and Property Management Agreements
On January 7, 2021, the Company completed foreclosure proceedings to take control of the assets which previously secured its mezzanine loans, including 75 condominium units and 21 rental units across four buildings in New York. Upon foreclosure, and with the approval of the Board’s former valuation, compensation and affiliate transactions committee, CIM NY Management, LLC, an affiliate of the Company’s manager, CMFT Management, entered into a Development Management Agreement with the indirect wholly owned subsidiaries of the Company that own each of the four buildings (the “Building Owners”), wherein CIM NY Management, LLC will act as project manager in overseeing the development and construction of property improvements in accordance with each respective Development Management Agreement (the “Development Services”). In consideration for the Development Services, CIM NY Management, LLC will receive a development management fee from the Building Owners equal to 4% of the aggregate gross project costs expended during the term of the Development Management Agreement, subject to the conditions in each respective Development Management Agreement. During the three months ended March 31, 2026 the Company recorded no development management fees and during the three months ended March 31, 2025 the Company recorded $142,000 in development management fees. Additionally, CIM NY Management, LLC is reimbursed by the Building Owners for expenses incurred in connection with the Development Services, including services provided that are incidental to but not part of the Development Services. The Development Management Agreement shall remain in effect until the project completion date and is terminable by either party with fifteen days prior notice to the other party, with or without cause.
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
March 31, 2026 (Unaudited) – (Continued)

incidental to but not part of the Management and Development Services. The Property Management and Services Agreement shall remain in effect until the Office Building Owners sell all or substantially all of the property and is terminable by either party with fifteen days prior notice to the other party, with or without cause.
Investments with Affiliates of the Manager
In September 2021, the Company co-invested $68.4 million in preferred units and $138.8 million in a first mortgage loan to a third-party for the purchase of a multi-family, office and retail building in Fort Lauderdale, Florida with CIM Real Assets & Credit Fund, a fund that is advised by affiliates of CMFT Management (“CIM RACR”). The Company redeemed its investment in the preferred units during the year ended December 31, 2022 in exchange for an investment in a first mortgage loan. During the three months ended March 31, 2026, the first mortgage loan, which was in maturity default, was repaid in full.
In October 2021, the Company invested in a $130.0 million first mortgage loan, with an initial advance of $119.0 million, to a third-party, the proceeds of which were used to finance the acquisition of a property from a fund that is advised by an affiliate of CMFT Management. As of March 31, 2026, $98.0 million of the first mortgage loan was outstanding.
In November 2021, the Company entered into the Unconsolidated Joint Venture (the “MT-FT JV”) with CMMT Holdings, LLC, a fund that is advised by an affiliate of CMFT Management, for the purposes of investing in the NewPoint JV. As of March 31, 2026, the Company owned approximately 50% of the equity interests of the MT-FT JV and has committed to fund capital to the MT-FT JV up to $212.5 million, of which $131.2 million has been funded, net of $158.0 million returned to the Company that can be called back by NewPoint JV through NP JV Holdings as a capital call on a future date. For more information on the NewPoint JV, see Note 2 — Summary of Significant Accounting Policies and Note 6 — Investment in Unconsolidated Entities.
In December 2021, the Company invested in a $155.0 million first mortgage loan, with an initial advance of $154.0 million, to a third-party, the proceeds of which were used to finance the acquisition of a property from a fund that is advised by an affiliate of CMFT Management. As of March 31, 2026, the first mortgage loan is held by the Company’s consolidated subsidiary, CLR, and $155.0 million of the first mortgage loan was outstanding.
In April 2022, the Company invested in a $147.0 million first mortgage loan, with an initial advance of $143.0 million, to a third-party, which was previously funded by a fund that is advised by an affiliate of CMFT Management. During the year ended December 31, 2025, the Company sold the first mortgage loan to its consolidated subsidiary, CLR, for $120.0 million. As of March 31, 2026, $120.4 million of the first mortgage loan was outstanding.
As of March 31, 2026, the Company and CIM RACR were co-invested in 11 corporate senior loans with an outstanding balance of $154.6 million. The Sub-Advisor provided investment management services related to these corporate senior loans pursuant to the Sub-Advisory Agreement.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited) – (Continued)

NOTE 13 — STOCKHOLDERS’ EQUITY
Equity-Based Compensation
On April 27, 2022, the Board and the compensation committee of the Board approved the Amended and Restated CIM Real Estate Finance Trust, Inc. 2022 Equity Incentive Plan (the “2022 Plan”) and the 2022 Plan was approved by the Company’s stockholders at the Company’s 2022 Annual Meeting of Stockholders held on July 12, 2022. Awards that are granted on or after the effective date of the 2022 Plan are subject to the terms and provisions of the 2022 Plan. The total number of shares of Company common stock reserved and available for issuance under the 2022 Plan at any time during the term of the 2022 Plan is 250,000 shares, and awards of approximately 4,000 shares of common stock are available for future grant at March 31, 2026. Under the 2022 Plan, the Board or the compensation committee of the Board has the authority to grant certain awards to employees, non-employee directors, and consultants or advisors of the Company, including stock option awards, restricted stock awards or deferred stock awards, which awards will further align such persons’ interests with the interests of the Company’s stockholders. The Board or the compensation committee of the Board also has the authority to determine the terms of any award granted pursuant to the 2022 Plan, including vesting schedules, restrictions and acceleration of any restrictions. The 2022 Plan may be amended or terminated by the Board or the compensation committee of the Board at any time, subject to the right of the Company’s stockholders to approve certain amendments.
On January 9, 2024, the compensation committee of the Board approved and adopted the CIM Real Estate Finance Trust, Inc. 2024 Manager Equity Incentive Plan (the “Manager Plan”) and the Manager Plan was approved by the Company’s stockholders at the Company’s 2024 Annual Meeting of Stockholders held on July 11, 2024. The Manager Plan provides for the grant of non-qualified stock options, restricted stock awards, restricted stock unit awards, and stock appreciation right awards, and dividend equivalents, to eligible named executive officers (as defined in Item 402 of Regulation S-K) of the Company or to CMFT Management, which in turn will transfer such incentives to employees, advisors, or consultants of CMFT Management and its affiliates who provide services to CMFT Management or its affiliates in support of the Company and its subsidiaries. The maximum number of shares of common stock of the Company that may be subject to awards granted under the Manager Plan is 12,000,000 shares. As of March 31, 2026, there were approximately 6.4 million shares remaining that may be subject to awards granted under the Manager Plan. The Manager Plan will expire on January 9, 2034, unless terminated earlier by the Board or the compensation committee.
The following tables summarize the (i) non-vested shares of restricted stock and restricted stock units and (ii) vesting schedule of shares of restricted stock and restricted stock units for the Company’s directors, officers and employees of the Manager as of March 31, 2026 (dollar amounts in thousands):

	Restricted Stock Grants (2022 Plan)	Restricted Stock Units (Manager Plan) (1)	Grant Date Fair Value (2)
Outstanding as of January 1, 2026	57,471	3,674,435
Granted	—	—	$—
Vested	—	—	N/A
Forfeited	—	—	N/A
Outstanding as of March 31, 2026	57,471	3,674,435
____________________________________
(1)Each restricted stock unit represents a contingent right to receive one share of the Company’s common stock, payable 50% in the Company’s common stock and 50% in the cash value thereof.
(2)The fair value of the Company’s share awards is determined using the Company’s per share NAV on the date of grant.
Compensation expense related to the restricted shares and restricted stock units are recognized over the vesting period. The Company recorded compensation expense of $2.4 million and $1.4 million for the three months ended March 31, 2026 and 2025, respectively, related to the restricted shares and restricted stock units, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. As of March 31, 2026, there was $12.9 million of total unrecognized compensation expense related to these restricted shares and restricted stock units, which will be recognized ratably over the remaining respective periods of service.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited) – (Continued)

Below is a summary of restricted stock and restricted stock units vesting dates as of March 31, 2026:

	Restricted Stock Grants (2022 Plan)	Restricted Stock Units (Manager Plan)
Vesting Year
Remainder of 2026	57,471	1,852,347
2027	—	1,093,234
2028	—	728,854
2029	—	—
Total	57,471	3,674,435
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
As of March 31, 2026, the Company’s leases had a weighted-average remaining term of 10.2 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As of March 31, 2026, the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, was as follows (in thousands):

Future Minimum Rental Income
Remainder of 2026	$69,307
2027	92,345
2028	89,462
2029	88,301
2030	86,755
Thereafter	595,156
Total	$1,021,326
A certain amount of the Company’s rental and other property income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the three months ended March 31, 2026 and 2025, the amount of the contingent rent earned by the Company was not significant.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited) – (Continued)

Rental and other property income during the three months ended March 31, 2026 and 2025 consisted of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Fixed rental and other property income (1)	$24,416	$26,588
Variable rental and other property income (2)	1,352	2,220
Total rental and other property income	$25,768	$28,808
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
The Company has one property subject to a non-cancelable operating ground lease with a remaining term of 7.4 years, with a lease liability (in deferred rental income and other liabilities) and a related right-of-use (“ROU”) asset (in prepaid expenses and other assets) of $1.6 million in the condensed consolidated balance sheets. The lease liability and ROU asset were initially measured at the present value of the future minimum lease payments using a discount rate of 4.3%. This reflects the Company’s incremental borrowing rate, which was calculated based on the interest rate the Company would incur to borrow on a fully collateralized basis over a term similar to the lease.
The Company recognized $63,000 of ground lease expense during the three months ended March 31, 2026, of which $61,000 was paid in cash during the period it was recognized. As of March 31, 2026, the Company’s scheduled future minimum rental payments related to its operating ground lease is approximately $187,000 for the remainder of 2026, $250,000 annually for 2027 through 2031, and $417,000 thereafter through the maturity date of the lease in August 2033.
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

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited) – (Continued)

The following tables present segment reporting for the three months ended March 31, 2026 and 2025 (in thousands):

	Real Estate	Credit	Corporate/Other (1)	Company Total
Three Months Ended March 31, 2026
Revenues:
Rental and other property income	$25,768	$—	$—	$25,768
Interest income	—	71,818	—	71,818
Total revenues	25,768	71,818	—	97,586
Expenses:
General and administrative	132	357	5,855	6,344
Interest expense, net	5,814	31,555	—	37,369
Property operating	1,862	—	839	2,701
Real estate tax	1,234	—	72	1,306
Expense reimbursements to related parties	—	—	3,065	3,065
Management fees	3,062	8,566	—	11,628
Transaction-related	—	—	—	—
Depreciation and amortization	8,830	—	—	8,830
Decrease in provision for credit losses	—	(7,123)	—	(7,123)
Total expenses	20,934	33,355	9,831	64,120
Other income (expense):
Gain on disposition of real estate and condominium developments, net	5,743	—	—	5,743
Loss on investment in unconsolidated entities	—	(971)	—	(971)
Unrealized gain on equity securities	—	3,317	—	3,317
Other income, net	23	1,069	707	1,799
Loss on extinguishment of debt	—	(282)	—	(282)
Total other income	5,766	3,133	707	9,606
Segment net income (loss)	$10,600	$41,596	$(9,124)	$43,072
Segment net income allocated to non-controlling interest	—	44	—	44
Segment net income (loss) attributable to the Company	$10,600	$41,552	$(9,124)	$43,028
Total assets as of March 31, 2026	$1,051,999	$3,568,017	$105,544	$4,725,560
__________________________________
(1)Includes condominium and rental units acquired via foreclosure during the year ended December 31, 2021.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited) – (Continued)

	Real Estate	Credit	Corporate/Other (1)	Company Total
Three Months Ended March 31, 2025
Revenues:
Rental and other property income	$28,740	$—	$68	$28,808
Interest income	—	77,596	—	77,596
Total revenues	28,740	77,596	68	106,404
Expenses:
General and administrative	67	679	4,869	5,615
Interest expense, net	5,821	39,429	—	45,250
Property operating	1,643	—	822	2,465
Real estate tax	886	—	118	1,004
Expense reimbursements to related parties	—	—	3,003	3,003
Management fees	2,296	9,427	—	11,723
Transaction-related	53	—	6	59
Depreciation and amortization	8,828	—	—	8,828
Real estate impairment	7,026	—	—	7,026
Increase in provision for credit losses	—	61,777	—	61,777
Total expenses	26,620	111,312	8,818	146,750
Other income:
Gain on disposition of real estate and condominium developments, net	418	—	1,134	1,552
Gain on investment in unconsolidated entities	—	1,011	—	1,011
Unrealized gain on equity security	—	3,300	—	3,300
Other income, net	41	682	886	1,609
Total other income	459	4,993	2,020	7,472
Segment net income (loss)	$2,579	$(28,723)	$(6,730)	$(32,874)
Segment net income allocated to noncontrolling interest	—	9	—	9
Segment net income (loss) attributable to the Company	$2,579	$(28,732)	$(6,730)	$(32,883)
Total assets as of March 31, 2025	$1,033,963	$3,979,735	$160,414	$5,174,112
__________________________________
(1)Includes condominium and rental units acquired via foreclosure during the year ended December 31, 2021.
NOTE 16 — SUBSEQUENT EVENTS
Redemption of Shares of Common Stock
Subsequent to March 31, 2026, the Company redeemed approximately 1.5 million shares for $7.6 million (at an average redemption price of $5.14 per share). The remaining redemption requests received during the three months ended March 31, 2026 totaling approximately 43.7 million shares went unfulfilled.
Investment, Acquisition and Disposition Activity
Subsequent to March 31, 2026, the Company’s investment, acquisition and disposition activity included the following:
•Disposed of one condominium unit for a gross sales price of $7.6 million, resulting in net proceeds of $7.0 million after closing costs and a gain of approximately $570,000.
•Disposed of five net lease properties for a gross sales price of $19.0 million, resulting in net proceeds of $17.9 million after closing costs and a gain of approximately $1.7 million.

CIM REAL ESTATE FINANCE TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026 (Unaudited) – (Continued)

•Settled $6.7 million on the purchase of one corporate senior loan.
•Originated two first mortgage loans with an aggregate principal balance of $155.1 million, funded an aggregate amount of $12.1 million to eight of the Company’s first mortgage loans, and received $193.9 million of principal repayments on one of the Company’s first mortgage loans.
Financing Activity
•Repaid $145.5 million of borrowings under the note on note financing arrangements with Barclays and Citibank, both of which are held through CLR.
•Borrowed $134.8 million under the repurchase facilities with Wells Fargo, held through CLR.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. Certain risks may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a complete discussion of such risk factors, see Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in “Part I — Financial Information” of this Quarterly Report on Form 10-Q, including the notes to the condensed consolidated financial statements contained therein, and the terms “we,” “us,” “our” and the “Company” refer to CIM Real Estate Finance Trust, Inc.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” (within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect our expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by the use of words such as “may,” “will,” “seek,” “expects,” “anticipates,” “believes,” “targets,” “intends,” “should,” “estimates,” “could,” “continue,” “assume,” “projects,” “plans” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. In addition, these risks and uncertainties include those associated with general economic, market and other conditions. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or new information, future events or otherwise, except as may be required to satisfy our obligations under federal securities law. The forward-looking statements should be read in light of the risk factors identified in Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025.
The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from those presented in our forward-looking statements:
•We are subject to risks associated with bankruptcies or insolvencies of our borrowers and tenants and from borrower or tenant defaults generally.
•Our credit and real estate investments subject us to domestic and international political, economic, capital markets and other conditions and events, including ongoing geopolitical tensions in the Middle East.
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
•If we, our operating partnership and any other subsidiaries do not maintain exemptions from registration under the Investment Company Act of 1940, as amended, we will be subject to significant regulations and restrictions on our business and investments, which could materially and adversely impact us.
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
As of March 31, 2026, our loan portfolio consisted of 77 loans with a net book value of $3.1 billion, and 14 investments in real estate-related securities and other of $167.6 million. The Company conducts and expects to continue to conduct its commercial real estate lending business through CLR, a Maryland statutory trust and subsidiary of the Company which we expect to be taxed as a REIT for U.S. federal income tax purposes. As of March 31, 2026, CLR holds a diversified portfolio of approximately $1.5 billion which includes first mortgage loans with a net book value of $1.3 billion, CMBS with an estimated fair value of $63.5 million, and an investment in the Unconsolidated Joint Venture with a carrying value of $115.5 million.
As of March 31, 2026, we owned 199 commercial real estate properties, which consisted of 184 retail properties, eight office properties, and seven industrial properties, representing 22 industry sectors and comprising approximately 6.6 million rentable square feet of commercial space located in 36 states, with a net book value of $1.0 billion. As of March 31, 2026, we owned condominium developments with a net book value of $12.0 million.
During the three months ended March 31, 2026, we disposed of three properties encompassing approximately 87,000 gross rentable square feet, as further discussed in Note 4 — Real Estate Assets to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Our operating results and cash flows are primarily influenced by interest income from our credit investments, rental and other property income from our commercial properties, interest expense on our indebtedness and credit investments and other operating expenses. In general, our business model is such that rising interest rates will correlate to increases in our net income, while declining interest rates will correlate to decreases in our net income. As of March 31, 2026, 89.8% of our CMBS and loans held-for-investment by carrying value earned a floating rate of interest, indexed to SOFR, and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. CMFT Management reviews our investment portfolio and is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary. In addition, as 95.8% of our rentable square feet was under lease, including any month-to-month agreements, as of March 31, 2026, with a weighted average remaining lease term of 10.2 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our manager regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, any available credit rating agency reports on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If our manager identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
Macroeconomic Environment
The three months ended March 31, 2026 have been characterized by a mix of positive and challenging developments leading to continued volatility in global markets. Investor concerns over inflation, continued high interest rates, slowing economic growth, uncertainty around the impacts of imposed tariffs, political and regulatory uncertainty and geopolitical conditions have persisted.
Heightened inflation caused the Federal Reserve to raise interest rates in 2022 and 2023. Although the majority of our business model is such that elevated interest rates will, all else being equal, correlate to increases in our net income, increases in interest rates may adversely affect the ability of our existing borrowers to pay debt service, tenants and property values of our own portfolio and the assets that serve as collateral for our loans. The Federal Reserve began to decrease interest rates in the second half of 2024 and in September, November, and December 2025; however the timing, direction and extent of any future interest rate changes remains uncertain. In a period of declining interest rates, our interest income on floating-rate investments may generally decrease, subject to the impact of interest rate floors in our investment portfolio.

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
For a complete discussion of risk factors related to the economy that could impact our lending and our business, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Operating Highlights and Key Performance Indicators
Activity from January 1, 2026 through March 31, 2026
Operating Results:
•Net income attributable to the Company of $43.0 million, or $0.10 per share.
•Redeemed 1.6 million shares under the share redemption program for $8.2 million at an average price of $5.22 per share.
•Declared aggregate distributions of $0.08 per share.
Credit Portfolio Investment Activity:
•Originated $56.0 million of first mortgage loans.
•Funded $10.8 million in existing first mortgage loans.
•Invested $37.4 million in corporate senior loans.
•Received principal repayments on loans held-for-investment of $483.8 million.
•Received repayments on CMBS of $513,000.
•Received proceeds from the repayment of portfolio investments on the CLO subordinated note of $1.1 million.
•Funded an additional $24.4 million in NP JV Holdings.
Real Estate Portfolio Investment Activity:
•Disposed of three commercial properties for an aggregate sales price of $20.1 million.
Financing Activity:
•Decreased total debt by $367.5 million, reducing our ratio of debt to total gross assets net of gross intangible lease liabilities to 60.1%.

Portfolio Information
The following table shows the net book value of our portfolio by investment type as of March 31, 2026 and 2025 (dollar amounts in thousands):

	As of March 31,
	2026			2025
	Asset Count	Net Book Value		Asset Count	Net Book Value
Loan Held-For-Investment
First mortgage loans	30	$2,951,719	68.7%	34	$3,286,149	68.8%
Liquid corporate senior loans	8	26,880	0.6%	11	31,305	0.7%
Corporate senior loans	39	400,469	9.3%	23	283,198	5.9%
Less: Current expected credit losses		(290,707)	(6.8)%		(289,626)	(6.1)%
Total loans held-for-investment and related receivables, net	77	3,088,361	71.8%	68	3,311,026	69.3%
Real Estate-Related Securities and Other
CMBS	9	291,338	6.8%	15	424,033	8.9%
CLO subordinated note	1	17,337	0.4%	1	24,855	0.5%
Equity securities	4	41,206	1.0%	4	35,470	0.7%
Less: Current expected credit losses		(182,299)	(4.2)%		(182,328)	(3.8)%
Total real estate-related securities and other, net	14	167,582	4.0%	20	302,030	6.3%
Real Estate
Total real estate assets and intangible lease liabilities, net	199	1,042,113	24.2%	186	1,160,835	24.4%
Total Investment Portfolio (1)(2)	290	$4,298,056	100.0%	274	$4,773,891	100.0%
____________________________________
(1)Table does not include our investment in the Unconsolidated Joint Venture, which had a carrying value of $125.1 million as of March 31, 2026, $115.5 million of which is held through CLR as of March 31, 2026.
(2)As of March 31, 2026, first mortgage loans with a net book value of $1.3 billion and CMBS with an estimated fair value of $63.5 million were held through CLR.
Credit Portfolio Information
The following table details overall statistics for our credit portfolio as of March 31, 2026 (dollar amounts in thousands):

	CRE Loans (1)(2)	Liquid Corporate Senior Loans	Real Estate-Related Securities and Other (2)	Corporate Senior Loans
Number of investments (3)	30	8	14	39
Principal balance	$2,965,205	$27,318	$412,659	$405,937
Net book value	$2,672,202	$22,732	$167,582	$393,427
Unfunded loan commitments (4)	$150,816	$—	$—	$68,973
Weighted-average interest rate (5)(6)	6.7%	10.0%	5.9%	9.4%
Weighted-average maximum years to maturity(6)(7)	2.4	2.8	11.2	3.0
____________________________________
(1)As of March 31, 2026, 89.8% of our loans by principal balance earned a floating rate of interest, primarily indexed to SOFR.
(2)Maximum maturity date assumes all extension options are exercised by the borrower and assumes all relevant conditions are met for such extensions; however, our loans and CMBS may be repaid prior to such date.
(3)Table does not include our investment in the Unconsolidated Joint Venture, which had a carrying value of $125.1 million as of March 31, 2026.

(4)Unfunded loan commitments are subject to the satisfaction of borrower milestones and are not reflected in the accompanying consolidated balance sheets.
(5)The weighted-average interest rate is based on the relevant fixed rate or floating benchmark plus a spread. Excludes loans on nonaccrual status.
(6)Does not include the CLO subordinated note. As of March 31, 2026, the CLO subordinated note has an initial maturity date of July 2037 and an estimated effective yield of 15.6%.
(7)Does not include positions in maturity default.
Real Estate Portfolio Information
As of March 31, 2026, we owned 199 properties located in 36 states, the gross rentable square feet of which was 95.8% leased, including any month-to-month agreements, with a weighted average lease term remaining of 10.2 years. As of March 31, 2026, we had certain geographic and industry concentrations in our property holdings. As of March 31, 2026, we had properties located in Virginia and Ohio which accounted for 17% and 12%, respectively, of our 2026 annualized rental income. In addition, we had tenants in the health and personal care stores and manufacturing industries, which accounted for 13% and 12%, respectively, of our 2026 annualized rental income. During the three months ended March 31, 2026, we disposed of three properties for an aggregate gross sales price of $20.1 million.
The following table shows the property statistics of our real estate assets as of March 31, 2026 and 2025:

	As of March 31,
	2026	2025
Number of commercial properties	199	186
Rentable square feet (in thousands) (1)	6,576	6,576
Percentage of rentable square feet leased	95.8%	94.8%
Percentage of investment-grade tenants (2)	27.4%	25.8%
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
The following table summarizes our real estate acquisition activity during the three months ended March 31, 2025. No commercial properties were acquired during the three months ended March 31, 2026.

Three Months Ended March 31,
2025
Commercial properties acquired	2
Purchase price of acquired properties (in thousands)	$151,043
Rentable square feet (in thousands)	795
Results of Operations
Overview
We are not aware of any material trends or uncertainties, other than ongoing geopolitical tensions in the Middle East and national economic conditions affecting real estate in general, such as inflation and heightened interest rates and uncertainty around the impacts of imposed tariffs and other changes to trade policy in the U.S. and other jurisdictions, that may reasonably be expected to have a material impact on our results from the acquisition, management and operation of properties and credit investments other than those listed in the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025 and this Quarterly Report on Form 10-Q.
Our operating segments include Credit and Real Estate. Refer to Note 15 — Segment Reporting to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion of our operating segments.

The following table compares our summarized results of operations for the three months ended March 31, 2026 and 2025 by operating segment (amounts in thousands):

	For the Three Months Ended
	March 31, 2026	March 31, 2025	Change
Revenues:
Credit Segment	$71,818	$77,596	$(5,778)
Real Estate Segment	25,768	28,740	(2,972)
Corporate	—	68	(68)
	97,586	106,404	(8,818)
Expenses:
Credit Segment	33,355	111,312	(77,957)
Real Estate Segment	20,934	26,620	(5,686)
Corporate	9,831	8,818	1,013
	64,120	146,750	(82,630)
Other income:
Credit Segment	3,133	4,993	(1,860)
Real Estate Segment	5,766	459	5,307
Corporate	707	2,020	(1,313)
	9,606	7,472	2,134
Net income (loss)	43,072	(32,874)	75,946
Net income allocated to non-controlling interest	44	9	35
Net income (loss) attributable to the Company	$43,028	$(32,883)	$75,911
Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
Credit Segment
Revenues
Our Credit segment revenues decreased $5.8 million for the three months ended March 31, 2026, as compared to the same period in 2025. The decrease was primarily due to a decrease in the overall size of our investment portfolio during the three months ended March 31, 2026 as compared to the same period in 2025. As of March 31, 2026, we held credit investments with an outstanding principal balance of $3.8 billion compared to credit investments with an outstanding principal balance of $4.2 billion as of March 31, 2025.
Expenses
Expenses for our Credit segment consist primarily of interest expense, management fees, increases (decreases) to our provision for credit losses, and general and administrative expenses. The decrease in our Credit segment expenses of $78.0 million for the three months ended March 31, 2026, as compared to the same period in 2025, was primarily due to a $68.9 million decrease in provision for credit losses during the three months ended March 31, 2026. During the three months ended March 31, 2026, there was a decrease in incremental asset-specific credit loss provisions on funded and unfunded commitments related to the Company’s first mortgage loans, as compared to the same period in 2025, where there was a reclassification of $71.0 million of unrealized loss related to one CMBS position previously recorded in other comprehensive income in the accompanying condensed consolidated statements of comprehensive (loss) income to (decrease) increase in provision for credit losses on the condensed consolidated statements of operations during the three months ended March 31, 2025. The decrease was further driven by a $7.9 million decrease in interest expense, primarily due to decreased outstanding borrowings used to fund credit investments during the three months ended March 31, 2026, as compared to the same period in 2025.

Net Interest Income (amounts in thousands):

	For the Three Months Ended March 31,
	2026	2025	Change
Interest income from loans held-for-investment	$68,828	$70,943	$(2,115)
Interest income from real estate-related securities and other	2,990	6,653	(3,663)
Interest expense	(31,555)	(39,429)	7,874
Net interest income	$40,263	$38,167	$2,096
For the three months ended March 31, 2026, net interest income for our Credit segment increased $2.1 million. While decreases in our outstanding balances were the primary drivers of the declines in both interest income and interest expense, net interest income was favorably impacted by a larger decline in interest expense paid on outstanding borrowings relative to the decline in weighted average interest rate earned on credit investments. The decline in interest expense due to lower borrowing due to a reduction in average outstanding borrowings used to fund our credit investments, were able to offset the decline in interest income.
Other Income
Other income for our Credit segment consists of (loss) gain on investment in unconsolidated entities, unrealized gain on equity securities, loss on extinguishment of debt, along with dividend income from equity securities. The decrease in our Credit segment other income of $1.9 million during the three months ended March 31, 2026, as compared to the same period in 2025, was primarily related to a loss on investment in unconsolidated entities of $971,000 during the three months ended March 31, 2026, as compared to a $1.0 million gain on investment in unconsolidated entities for the same period in 2025. The decrease was further driven by a loss on extinguishment of debt of $282,000, partially offset by a $387,000 increase in other income, net during the three months ended March 31, 2026, as compared to the same period in 2025.
Real Estate Segment
Revenues
The decrease in our Real Estate segment revenues of $3.0 million for the three months ended March 31, 2026, as compared to the same period in 2025, was primarily due to occupancy on our same store properties of 97% at March 31, 2026, compared to 100% at March 31, 2025. The decrease was further driven by the disposition of five properties for an aggregate gross sales price of $114.2 million, partially offset by the acquisition of 18 properties for an aggregate fair value at the time of acquisition of $58.1 million, subsequent to March 31, 2025. Refer to “Same Store Analysis” below for a further discussion of net operating income at our “same store properties”.
Expenses
The decrease in our Real Estate segment expenses of $5.7 million for the three months ended March 31, 2026, as compared to the same period in 2025, was primarily due to there being no impairments recorded during the three months ended March 31, 2026, as compared to $7.0 million of impairment charges recorded during the three months ended March 31, 2025. The decrease in our Real Estate segment expenses was partially offset by increases of $766,000, $348,000, and $219,000 in management fees, real estate tax expense, and property operating expenses, respectively. These increases were driven by the addition of 18 properties subsequent to March 31, 2025. Refer to “Same Store Analysis” below for a further discussion of net operating income at our “same store properties”.
Other Income
Other income for our Real Estate segment primarily consists of gain on disposition of real estate, net, and other income. The increase in our Real Estate segment other income of $5.3 million during the three months ended March 31, 2026, as compared to the same period in 2025, was primarily due to the disposition of three properties resulting in a net gain of $5.7 million during the three months ended March 31, 2026, as compared to the disposition of three properties resulting in a net gain of $418,000 during the same period in 2025.

Corporate and Other
Revenues
Our corporate revenues, which consist primarily of rental income from our condominium and rental units acquired via foreclosure, decreased $68,000 during the three months ended March 31, 2026 as compared to the same period in 2025. The Company disposed of 16 condominium units during the year ended December 31, 2025 and two units remained as of March 31, 2026.
Expenses
Our corporate expenses consist primarily of general and administrative expenses, expense reimbursements to related parties, interest expense, net related to our credit facilities, and property operating expenses related to our condominium and rental units acquired via foreclosure. The increase in corporate expenses of $1.0 million during the three months ended March 31, 2026 was primarily due to an increase of $1.0 million in general and administrative expenses during the three months ended March 31, 2026 as compared to the same period in 2025, primarily in connection with restricted stock unit related expenses recorded during the three months ended March 31, 2026.
Other Income
The decrease in corporate other income of $1.3 million during the three months ended March 31, 2026, as compared to the same period in 2025, was primarily due to no gain on disposition of condominium units recorded during the three months ended March 31, 2026, as compared to a gain of $1.1 million during the same period in 2025.
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

Comparison of the Three Months Ended March 31, 2026 and 2025
The following table reconciles our Real Estate segment net income, calculated in accordance with GAAP, to net operating income (in thousands):

	For the Three Months Ended March 31,
	2026	2025	Change
Net income	$10,600	$2,579	$8,021
Other income, net	(23)	(41)	18
Gain on disposition of real estate and condominium developments, net	(5,743)	(418)	(5,325)
Real estate impairment	—	7,026	(7,026)
Depreciation and amortization	8,830	8,828	2
Transaction-related	—	53	(53)
Management fees	3,062	2,296	766
General and administrative	132	67	65
Interest expense, net	5,814	5,821	(7)
Net operating income	$22,672	$26,211	$(3,539)
A total of 180 properties were acquired before January 1, 2025 and represent our “same store” properties during the three months ended March 31, 2026 and 2025. “Non-same store” properties, for purposes of the table below, includes properties acquired or disposed of on or after January 1, 2025.
The following table details the components of our Real Estate segment net operating income broken out between same store and non-same store properties (in thousands):

	Total			Same Store			Non-Same Store
	For the Three Months Ended March 31,			For the Three Months Ended March 31,			For the Three Months Ended March 31,
	2026	2025	Change	2026	2025	Change	2026	2025	Change
Rental and other property income	$25,768	$28,740	$(2,972)	$21,662	$22,648	$(986)	$4,106	$6,092	$(1,986)

Property operating expenses	1,862	1,643	219	982	1,174	(192)	880	469	411
Real estate tax expenses	1,234	886	348	865	483	382	369	403	(34)
Total property operating expenses	3,096	2,529	567	1,847	1,657	190	1,249	872	377

Net operating income	$22,672	$26,211	$(3,539)	$19,815	$20,991	$(1,176)	$2,857	$5,220	$(2,363)
Net Operating Income
Same store property net operating income decreased $1.2 million during the three months ended March 31, 2026, as compared to the same period in 2025 as a result of decreased occupancy. Same store property occupancy decreased from 100% as of March 31, 2025 to 97% as of March 31, 2026.
Non-same store property net operating income decreased $2.4 million during the three months ended March 31, 2026, as compared to the same period in 2025. The decrease was primarily due to the disposition of five properties for an aggregate gross sales price of $114.2 million, subsequent to March 31, 2025, partially offset by the acquisition of 18 properties for an aggregate gross purchase price of $58.1 million subsequent to March 31, 2025.

Distributions
Our Board authorized the following monthly distribution amounts per share, payable to stockholders as of the record date for the applicable month, during the year ended December 31, 2025 and the three months ended March 31, 2026 for the periods indicated below:

Period Commencing	Period Ending	Monthly Distribution Amount
January 2025	June 2026	$0.0283
As of March 31, 2026, we had distributions payable of $14.8 million.
The following table presents distributions and source of distributions for the periods indicated below (dollar amounts in thousands):

	Three Months Ended March 31,
	2026		2025
	Amount	Percent	Amount	Percent
Distributions paid in cash	$29,770	80%	$32,519	79%
Distributions reinvested	7,319	20%	8,621	21%
Total distributions	$37,089	100%	$41,140	100%
Source of distributions:
Net cash provided by operating activities (1) (2)	$37,089	100%	$41,140	100%
Total sources	$37,089	100%	$41,140	100%
____________________________________
(1)Net cash provided by operating activities for the three months ended March 31, 2026 and 2025 was $32.5 million and $31.8 million, respectively.
(2)Our distributions covered by cash flows for the three months ended March 31, 2026 and 2025 include cash flows from operating activities in excess of distributions from prior periods of $4.6 million and $9.4 million, respectively. We have paid, and may continue to pay, some of our distributions from sources other than cash flows from operations, including proceeds from asset sales, proceeds from loan repayments, and borrowings. Distributions at any point in time may not reflect the current performance of our assets or our current operating cash flows.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares of common stock back to us, subject to certain conditions and limitations. We will limit the number of shares redeemed pursuant to our share redemption program as follows: (1) we will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid; and (2) funding for the redemption of shares will be limited, among other things, to the net proceeds we receive from the sale of shares under our DRIP, net of shares redeemed to date. In an effort to accommodate redemption requests throughout the calendar year, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the Secondary DRIP Offering. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We will determine whether we have sufficient funds and/or shares available as soon as practicable after the end of each fiscal quarter, but in any event prior to the applicable payment date. If we cannot purchase all shares presented for redemption in any fiscal quarter, based upon insufficient cash available from the sale of shares under our DRIP and/or the limit on the number of shares we may redeem during any quarter or year, we will give priority to the redemption of deceased stockholders’ shares and stockholders with exigent circumstances, as determined in our sole discretion and accompanied by such evidentiary documentation as we may request. While the shares of deceased stockholders and stockholders determined to have exigent circumstances will be included in calculating the maximum number of shares that may be redeemed in any annual or quarterly period, they will not be subject to the annual or quarterly percentage caps; therefore, if the volume of requests to redeem deceased stockholders’ shares and stockholders determined to have exigent circumstances in a particular quarter were large enough to cause the annual or quarterly percentage caps to be exceeded, even if no other redemption requests were processed, the redemptions of deceased stockholders’ shares and stockholders determined to have exigent circumstances would be completed in full, assuming sufficient proceeds from the sale of shares under our DRIP, net of shares redeemed to date, were available. If sufficient proceeds from the sale of shares under our DRIP, net of shares redeemed to date, were not available to pay all such redemptions in full, the requests to redeem deceased stockholders’ shares and shareholders determined to have exigent circumstances would be honored on a pro rata basis. We next will give priority to requests for full redemption of accounts with a balance of 250 shares or less at the time we receive the request, in order to reduce the expense of maintaining small accounts. Thereafter, we will honor the remaining redemption requests on a pro rata basis. Following such quarterly redemption period, if a stockholder would like to resubmit the unsatisfied portion of the prior request for redemption, such stockholder must submit a new request for redemption of such shares prior to the last day of the new quarter. Unfulfilled requests for redemption will not be carried over automatically to subsequent redemption periods. In addition, our management reserves the right, in its sole discretion at any time, and from time to time, to reject any request for redemption for any reason. Our Board may choose to amend the terms of, suspend or terminate our share redemption program at any time in its sole discretion if it believes that such action is in the best interest of us and our stockholders. Any material modifications or suspension of the share redemption program will be disclosed to our stockholders as promptly as practicable in our reports filed with the SEC and via our website. During the three months ended March 31, 2026, we received valid redemption requests under our share redemption program totaling approximately 45.2 million shares, of which we redeemed approximately 1.5 million shares subsequent to March 31, 2026 for $7.6 million (at an average redemption price of $5.14 per share). The remaining redemption requests relating to 43.7 million shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of the share redemption program then in effect. The share redemptions were funded with proceeds from the Secondary DRIP Offering.
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
Sources of Liquidity
Our primary sources of liquidity include cash and cash equivalents and available borrowings under our debt facilities, which are set forth in the following table (in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$183,617	$184,674
Unused borrowing capacity (1)	49,032	52,776
	$232,649	$237,450
____________________________________
(1)Reflects the total borrowing capacity approved by the lenders related to the assets pledged as collateral, less the drawn amount.
See Note 9 — Repurchase Facilities, Notes Payable and Credit Facilities to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional details regarding our repurchase facilities, notes payable and credit facilities. The following table details our outstanding financing arrangements and borrowing capacity as of March 31, 2026 (in thousands):

	Portfolio Financing Outstanding Principal Balance	Maximum Capacity (1)
Notes payable – variable rate debt	$252,243	$252,243
ABS mortgage notes	758,520	758,520
Credit facilities	212,500	318,000
Repurchase facilities	1,511,386	2,999,361	(2)
Total portfolio financing	$2,734,649	$4,328,124
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

Quarter Ended	Quarter-End Balance	Weighted-Average Balance During Quarter	Variance
December 31, 2025	$1,777,400	$1,641,465	$135,935	(1)
March 31, 2026	$1,511,386	$1,689,556	$(178,170)	(2)
____________________________________
(1)Variance driven by late quarter timing of the origination of six first mortgage loans funded, primarily in connection with the Master Repurchase Agreements with Wells Fargo and Citibank (as described in further detail in Note 9 — Repurchase Facilities, Notes Payable and Credit Facilities to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q).
(2)Variance driven by late quarter timing of debt repayments, primarily in connection with the Master Repurchase Agreements with Wells Fargo and Citibank (as described in further detail in Note 9 — Repurchase Facilities, Notes Payable and Credit Facilities to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q).
Capital Resources
Our principal demands for funds will be for the acquisition or origination of credit investments and real estate, and the payment of tenant improvements, acquisition-related expenses, operating expenses, distributions, redemptions and interest and principal on current and any future debt financings, including principal repayments of $1.5 billion within the next 12 months, $44.5 million of which has a rolling term that resets monthly, as further discussed in Note 9 — Repurchase Facilities, Notes Payable and Credit Facilities to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
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
Contractual Obligations
As of March 31, 2026, we had debt outstanding with a carrying value of $2.7 billion and a weighted average interest rate of 4.7%. See Note 9 — Repurchase Facilities, Notes Payable and Credit Facilities to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding, including extension options.

Our contractual obligations as of March 31, 2026 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Unfunded loan commitments (2)	$219,789	$47,503	$27,004	$145,282	$—
Principal payments — variable rate debt	252,243	174,600	77,643	—	—
Principal payments — ABS mortgage notes	758,520	—	303,408	—	455,112
Principal payments — credit facilities	212,500	—	12,500	200,000	—
Principal payments — repurchase facilities	1,511,386	1,295,336	216,050	—	—
Interest payments (3)	212,093	92,255	67,233	48,509	4,096
Total	$3,166,531	$1,609,694	$703,838	$393,791	$459,208
____________________________________
(1)The table does not include amounts due to CMFT Management or its affiliates pursuant to our Management Agreement because such amounts are not fixed and determinable.
(2)Comprised of our unfunded loan commitments to provide additional CRE loan, corporate senior loan and liquid corporate senior loan financing as of March 31, 2026. The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the final maturity date; however, we may be obligated to fund these commitments earlier than such date. This table does not include $81.3 million of unfunded commitments related to the NewPoint JV.
(3)Interest payments on the variable rate debt, credit facilities and repurchase facilities have been calculated based on outstanding balances as of March 31, 2026 through their respective maturity dates. This is only an estimate as actual amounts borrowed and interest rates could vary over time.
We expect to incur additional borrowings in the future to acquire additional properties and credit investments. There is no limitation on the amount we may borrow against any single improved property. As of March 31, 2026, our ratio of debt to total gross assets net of gross intangible lease liabilities was 60.1%.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities increased by $720,000 for the three months ended March 31, 2026, as compared to the same period in 2025. The change was primarily due to an increase in net interest income of $2.1 million, primarily driven by decreased interest expense of $7.9 million, as compared to a decrease in interest income of $5.8 million. The decrease in interest expense was driven by a decrease in outstanding borrowings of $367.5 million during the three months ended March 31, 2026. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. For the three months ended March 31, 2026 net cash provided by investing activities was $393.3 million, as compared to net cash used in investing activities of $4.6 million during the same period in 2025. The change was primarily due to $380.9 million net proceeds from loans held-for-investment during the three months ended March 31, 2026, as compared to $67.5 million net investment, during the same period in 2025. The change was further driven by $23.1 million in net proceeds on unconsolidated entities during the three months ended March 31, 2026, as compared to $10.1 million in net investment during the same period in 2025. The change was partially offset by a decrease in net proceeds received from the sale of real estate related securities of $45.0 million during the three months ended March 31, 2026. The change was further offset by a decrease in net proceeds from the disposition of real estate assets and condominium units of $8.6 million, as the Company disposed of three properties during the three months ended March 31, 2026, as compared to three properties and five condominium units disposed of during the same period in 2025.
Financing Activities. For the three months ended March 31, 2026, net cash used in financing activities increased by $339.0 million, as compared to the same period in 2025. The change was primarily due to an increase in net repayments on the repurchase facilities, notes payable and credit facilities of $341.6 million.
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
Critical Accounting Policies and Significant Accounting Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We believe the following critical accounting policies govern the significant judgments and estimates used in the preparation of our financial statements, which should be read in conjunction with the more complete discussion of our accounting policies and procedures included in Note 2 — Summary of Significant Accounting Policies to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025. We consider our critical accounting policies to be the following:
•Current Expected Credit Losses;
•Recoverability of Real Estate Assets; and
•Allocation of Purchase Price of Real Estate Assets.
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2025. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2025 and related notes thereto.
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
Conflicts of Interest
Richard S. Ressler, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM Group and is an officer/director of certain of its affiliates, is the vice president of our manager. Through his affiliation with Orchard Capital Corporation, Mr. Ressler chairs the executive committee of Orchard First Source Asset Management Holdings, LLC, the holding company of our Investment Advisor. Additionally, one of our directors, Jason Schreiber, is an employee of CIM Group. Nathan D. DeBacker, our chief financial officer, principal accounting officer and treasurer, is an employee of CIM Group, the vice president of our manager, and is an officer of certain of its affiliates. As such, there may be conflicts of interest where CMFT Management or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for CIM Group or another program sponsored or operated by affiliates of our manager, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management, among others. The compensation arrangements between affiliates of CMFT Management and these other real estate programs sponsored or operated by affiliates of our manager could influence the advice provided to us. See Part I, Item 1. Business — Conflicts of Interest in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
As of March 31, 2026, we had an aggregate of $2.0 billion of variable rate debt, excluding any debt subject to interest rate swap agreements and interest rate cap agreements, if any, and therefore, we are exposed to interest rate changes in SOFR. As of March 31, 2026, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $9.9 million per year.
As the information presented above includes only those exposures that existed as of March 31, 2026, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2026 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2026, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.Legal Proceedings
In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or our subsidiaries are a party or to which our properties are the subject.
Item 1A.Risk Factors
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Our share redemption program permits our stockholders to sell their shares of common stock back to us, subject to certain conditions and limitations. We will limit the number of shares redeemed pursuant to our share redemption program as follows: (1) we will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid; and (2) funding for the redemption of shares will be limited, among other things, to the net proceeds we receive from the sale of shares under our DRIP, net of shares redeemed to date. In an effort to accommodate redemption requests throughout the calendar year, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the Secondary DRIP Offering. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. As of March 31, 2026, the most recent estimated per share NAV was $5.14, which was determined by the Board on March 19, 2026 using a valuation date of December 31, 2025.
In general, we redeem shares on a quarterly basis. Shares are redeemed with a trade date no later than the end of the month following the end of each fiscal quarter. Any redemption capacity that is not used as a result of the withdrawal or rejection of redemption requests may be used to satisfy the redemption requests of other stockholders received for that fiscal quarter, and such redemption payments may be made at a later time than when that quarter’s redemption payments are made. During the three months ended March 31, 2026, we redeemed shares, including those redeemable due to death, as follows:

Period (1)	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2026 - January 31, 2026	62,005	$5.22	62,005	(2)
February 1, 2026 - February 28, 2026	1,458,048	$5.22	1,458,048	(2)
March 1, 2026 - March 31, 2026	55,823	$5.22	55,823	(2)
Total	1,575,876		1,575,876	(2)
____________________________________
(1)Redemptions are included in the month of payment, which is made one business day following the trade date.
(2)A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
Unregistered Sales of Equity Securities
None.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosures
Not applicable.
Item 5.Other Information
During the three months ended March 31, 2026, none of our directors or officers, as defined in Section 16 of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K of the Exchange Act.

Item 6.Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 (and are numbered in accordance with Item 601 of Regulation S-K).

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
3.1	Articles of Amendment and Restatement of CIM Real Estate Finance Trust, Inc.	8-K	000-54939	3.1	8/20/2019
3.2	Second Amended and Restated Bylaws of CIM Real Estate Finance Trust, Inc.	10-K	000-54939	3.2	3/28/2023
4.1	Second Amended and Restated Distribution Reinvestment Plan.	8-K	000-54939	4.1	5/1/2020
4.2	Master Indenture, dated as of July 28, 2021, by and among CMFT Net Lease Master Issuer, LLC, as issuer, and Citibank N.A., as indenture trustee.	8-K	000-54939	4.1	8/3/2021
4.2.1	Supplemental Indenture No. 1 to the Master Indenture, dated as of July 30, 2024, by and among CMFT Net Lease Master Issuer LLC, as issuer, and Citibank, N.A., as indenture trustee.	10-Q	000-54939	4.2.1	8/14/2024
4.3	Series 2021-1 Indenture Supplement, dated as of July 28, 2021, by and among CMFT Net Lease Master Issuer, LLC, as issuer, and Citibank N.A., as indenture trustee.	8-K	000-54939	4.2	8/3/2021
10.1	Second Amendment to Loan and Security Agreement, dated February 6, 2026, by and between CMFT CL Lending Sub AB, LLC, as borrower, each of the lenders from time to time party thereto, Ally Bank, as administrative agent and arranger, and U.S. Bank Trust Company, National Association, as collateral custodian.	8-K	000-54939	10.1	2/12/2026
10.2	Fifth Amendment to Master Repurchase and Securities Contract, dated March 12, 2026 by and between Wells Fargo Bank, N.A. and CMFT RE Lending RF Sub WF, LLC.	8-K	000-54939	10.1	3/18/2026
10.3.1	Reaffirmation Agreement, dated as of March 13, 2026, by CIM Real Estate Finance Trust, Inc. and CIM Commercial Lending REIT for the benefit of Wells Fargo Bank, N.A.	8-K	000-54939	10.2	3/18/2026
31.1*	Certifications of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
Date: May 12, 2026